Form 10QSB
period 1995-09-30
GENTNER COMMUNICATIONS CORP
filed 1995-11-16
CIK 840715

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549



                                FORM 10-QSB


(Mark One)

/x/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended September 30, 1995

                                     OR

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _______________ to _______________


                      Commission file number 0-17219


                    GENTNER COMMUNICATIONS CORPORATION
          (Exact name of registrant as specified in its charter)


              Utah                                    87-0398877
  (State or other jurisdiction of                   (IRS Employer
   incorporation or organization)                 Identification No.)

1825 Research Way, Salt Lake City, Utah                 84119
(Address of principal executive offices)              (Zip Code)


   Registrant's telephone number, including area code:  (801) 975-7200


                               NOT APPLICABLE
            (Former name, former address and former fiscal year,
                        if changed since last report.)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          /x/ Yes        / / No

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

  Class of Common Stock                            November 10, 1995
    $0.001 par value                                7,662,375 shares

                    GENTNER COMMUNICATIONS CORPORATION

                             BALANCE SHEETS

                                                (Unaudited)
                                               September 30,   June 30,
                                                   1995          1995
                                                 ---------     ---------

                       ASSETS
Current assets:
  Cash and cash equivalents. . . . . . . . . . $   100,359  $    119,238
  Accounts receivable. . . . . . . . . . . . .   1,446,121     1,644,376
  Inventory. . . . . . . . . . . . . . . . . .   3,743,475     3,324,866
  Other current assets. . . . . . . . . . . . .    201,918       140,088
                                                 ---------     ---------
    Total current assets. . . . . . . . . . . .  5,491,873     5,228,568

Property and equipment, net. . . . . . . . . .   1,732,735     1,829,161
Other assets, net. . . . . . . . . . . . . . .     133,934       140,731
                                                 ---------     ---------
    Total assets. . . . . . . . . . . . . . . .$ 7,358,542  $  7,198,460
                                                 =========     =========

        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable. . . . . . . . . . . . . . . . $   853,750  $  1,508,687
  Accounts payable. . . . . . . . . . . . . . .  1,208,026       943,723
  Accrued expenses. . . . . . . . . . . . . . .    215,225       297,426
  Current portion of long-term debt. . . . . .     156,718        93,506
  Current portion of capital lease obligations.    133,047       128,486
                                                 ---------     ---------
    Total current liabilities. . . . . . . . .   2,566,766     2,971,828

Long-term debt. . . . . . . . . . . . . . . . .    545,380       229,372
Capital lease obligations. . . . . . . . . . .     243,810       283,799
                                                 ---------     ---------
    Total liabilities. . . . . . . . . . . . .   3,355,956     3,484,999

Shareholders' equity:
  Common stock, 50,000,000 shares authorized,
   par value $.001, 7,655,375 and 7,455,375
   shares issued and outstanding at September
   30, 1995 and June 30, 1995. . . . . . . . . .     7,655         7,455
  Additional paid-in capital. . . . . . . . . .  4,381,941     4,244,641
  Accumulated deficit  . . . . . . . . . . . .    (387,010)     (538,635)
                                                 ---------     ---------
    Total shareholders' equity. . . . . . . . .  4,002,586     3,713,461
                                                 ---------     ---------
    Total liabilities and shareholders' equity.$ 7,358,542  $  7,198,460
                                                 =========     =========

                    GENTNER COMMUNICATIONS CORPORATION

                         STATEMENTS OF OPERATIONS

                                                      (Unaudited)
                                                   Three Months Ended
                                                      September 30,
                                                 -----------------------
                                                   1995          1994
                                                 ---------     ---------

Net sales . . . . . . . . . . . . . . . . . . .$ 2,787,149  $  2,274,913
Cost of goods sold . . . . . . . . . . . . . .   1,440,326     1,270,886
                                                 ---------     ---------
    Gross profit . . . . . . . . . . . . . . .   1,346,823     1,004,027

Operating expenses:
  Marketing and selling . . . . . . . . . . . .    564,881       614,588
  General and administrative . . . . . . . . .     336,284       475,969
  Product development . . . . . . . . . . . . .    217,991       286,190
                                                 ---------     ---------
    Total operating expenses . . . . . . . . .   1,119,156     1,376,747
                                                 ---------     ---------
    Operating income (loss) . . . . . . . . . .    227,667      (372,720)

Other income (expense):
  Interest income . . . . . . . . . . . . . . .        862         6,514
  Interest expense . . . . . . . . . . . . . .     (50,147)      (28,388)
  Other, net . . . . . . . . . . . . . . . . .       -            14,886
                                                 ---------     ---------
    Total other income (expense) . . . . . . .     (49,285)       (6,988)
                                                 ---------     ---------
Income (loss) before income taxes . . . . . . .    178,382      (379,708)

Provision (benefit) for income taxes . . . . .      26,757         -
                                                 ---------     ---------
    Net income (loss) . . . . . . . . . . . . .$   151,625  $   (379,708)
                                                 =========     =========




Net earnings (loss) per common share . . . . . $      0.02  $      (0.05)
                                                 =========     =========

                    GENTNER COMMUNICATIONS CORPORATION

                    CONDENSED STATEMENTS OF CASH FLOWS

                                                      (Unaudited)
                                                  Three Months Ended
                                                     September 30,
                                               -------------------------
                                                  1995           1994
                                               ----------     ----------

Cash flows from operating activities:
  Cash received from customers . . . . . . . $  3,016,895  $   2,254,803
  Cash paid to suppliers and employees . . .   (2,792,477)    (3,365,501)
  Interest received . . . . . . . . . . . . .         862          6,139
  Interest paid . . . . . . . . . . . . . . .     (50,425)       (28,388)
  Income taxes paid . . . . . . . . . . . . .      (5,900)        -
                                               ----------     ----------
    Net cash provided by (used in)
     operating activities . . . . . . . . . .     168,955     (1,132,947)
                                               ----------     ----------
Cash flows from investing activities:
  Purchases of property and equipment . . . .     (28,640)      (262,931)
  Decrease in other assets . . . . . . . . .       14,451          2,893
                                               ----------     ----------
    Net cash used in investing activities . .     (14,189)      (260,038)
                                               ----------     ----------
Cash flows from financing activities:
  Proceeds from employee stock option
   exercises . . . . . . . . . . . . . . . .      137,500         -
  Net borrowings (repayments) under line of
   credit . . . . . . . . . . . . . . . . . .    (398,000)     1,100,000
  Principal payments of short-term notes to
   vendors . . . . . . . . . . . . . . . . .     (256,937)        -
  Proceeds from issuance of long-term debt .      400,000        282,500
  Principal payments of capital lease
   obligations . . . . . . . . . . . . . . .      (35,428)       (40,515)
  Principal payments of long-term debt . . .      (20,780)        (6,328)
                                               ----------     ----------
    Net cash provided by (used in)
     financing activities . . . . . . . . . .    (173,645)     1,335,657
                                               ----------     ----------
Net decrease in cash and cash equivalents . .     (18,879)       (57,328)
Cash and cash equivalents at the beginning
 of the year . . . . . . . . . . . . . . . .      119,238        433,824
                                               ----------     ----------
Cash and cash equivalents at the end of the
 period . . . . . . . . . . . . . . . . . . .$    100,359  $     376,496
                                               ==========     ==========

                    GENTNER COMMUNICATIONS CORPORATION

                       NOTES TO FINANCIAL STATEMENTS
                            September 30, 1995
                               (Unaudited)

1. Basis of Presentation

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's 1995 Annual Report on Form 10-KSB.

      In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for the full year.


2. Earnings (Loss) Per Common Share

      Earnings (loss) per common share was calculated using the modified treasury stock method (see the accompanying exhibit, "Statement re:
Computation of Per Share Earnings"). Stock options and warrants to purchase common stock have been excluded from the presented computation of per share amounts in periods when the effect was antidilutive.


3. Inventory

      Inventory is summarized as follows:

                                               (Unaudited)
                                              September 30,   June 30,
                                                   1995         1995
                                                ---------    ---------
      Raw materials. . . . . . . . . . . . . .$ 1,262,243 $    959,478
      Work in progress. . . . . . . . . . . .   1,449,531    1,380,393
      Finished goods. . . . . . . . . . . . .   1,031,701      984,995
                                                ---------    ---------
                    Total inventory. . . . . .$ 3,743,475 $  3,324,866
                                                =========    =========

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Sales for the three months ended September 30, 1995 increased 23% compared to the three months ended September 30, 1994. The increase was attributable primarily to new products which began shipping since last fall.

Broadcast market sales increased 36% during the first quarter of fiscal 1996, compared to the same period during fiscal 1995. The main reason for the increase was sales of the Company's new TS612 talk show telephone system. The Company has received very favorable customer response to this product, and is currently working on new system enhancements which it anticipates introducing later during the current fiscal year. Increased sales also resulted from another new product, the Company's recently introduced Telehybrid telephone interface unit. The new product allows broadcasters to make easy connections to either digital or analog phone lines in various "on-air" broadcast applications. It can also be used in situations involving audioconferencing.

Sales to the audio segment of the Teleconferencing market (the "Audioconferencing" market) increased 14% during the quarter ended September 30, 1995 as compared to the same period a year ago. The increase was due primarily to shipments of the new AVT line of products. These units were designed specifically for use in conjunction with videoconferencing and distance learning applications.
Audioconferencing sales were also higher than last year due to shipments of the ET100 portable audioconferencer. The Company spent time during this last quarter making design modifications and improvements to the ET100, and plans to release version 2.0 during fiscal 1996's second quarter. The Company expects this to grow sales further, and expects more Audioconferencing sales resulting from new product introductions later during this fiscal year.

The Company's gross profit margin percentage increased from 44% during last year's first quarter, to 48% during the same period this year. Although the Company did experience some variations in its sales mix during the quarter, most of the difference was due to moderate price increases which took effect July 1, 1995. The Company believes that gross margins experienced during the rest of the 1996 fiscal year will be slightly lower due to small decreases in profit margins of new products scheduled to be introduced. However, the Company also anticipates higher gross profits resulting from an overall increase in sales.

Operating expenses for the first quarter decreased 19% compared to last year. The Company lowered costs in all areas, primarily those of product development and general and administration. Product development costs came down as a result of less resources being expended in engineering new products. During the prior year's first quarter, the Company was focused on getting the TS612 and ET100 products ready to ship. Part of that process required important outside developmental efforts unique to those two units. The Company was also involved in more promotional activities last year, again related to the new
products.   As a result, marketing and selling expenses decreased 8%
during this year's first quarter compared to last year. General and administrative expenses were lower by 29% compared to last year, due mainly as a result of cost saving efforts and efficiencies gained in modifying the organizational structure.

During the first quarter, the Company earned little interest income compared to the same period last year, due to lower cash investment balances. Interest expense increased 77% during the three-month period ended March 31, 1995, as a result of increased usage of the Company's line of credit facility.

FINANCIAL CONDITION AND LIQUIDITY

The Company's current ratio increased from 1.8:1 to 2.1:1 during the three months since June 30, 1995. The factor contributing most to the change was an adjustment of short-term debt which occurred during the quarter. The Company obtained permanent long-term financing for several items of furniture and equipment acquired over the last eighteen months, and applied the proceeds towards the short-term line of credit. Another working capital change was the 12% decline in accounts receivable due to lower sales during the quarter than in the quarter ended June 30, 1995. Inventory increased 13% during the quarter because the Company is continuing its efforts of providing adequate finished product availability to satisfy current and expected customer demand. Yet it also intends to fully implement ongoing inventory management programs started during fiscal 1995. Such efforts are intended to improve raw material purchasing efficiencies and reduce inventory size overall. The 28% increase in accounts payable coincides with the increase in inventory.

During the first quarter of fiscal 1996, the Company renewed its line of credit arrangement with a commercial bank. The terms of the arrangement remained the same as before, with $1.75 million available at 1% over prime, maturing on October 31, 1996.

The Company is continuing to maximize its efforts to maintain stable cash flows during a time of sales growth and ongoing product development. Changing its short-term debt position helped to increase available cash reserves. However, the Company believes that ongoing cash flows will improve more as a result of continuing management's focus on maintaining satisfactory profitability following last year's period of operational expansion and intense product promotion. Already the Company has seen the positive operational cash flow results from this course of action. As sales continue to increase and profits are achieved, the Company is confident that it can achieve its business plan through a combination of internally generated funds, and short-term and/or long-term borrowing, if necessary.

                       PART II - OTHER INFORMATION


      Item 6.  Exhibits and Reports on Form 8-K

            (a) Exhibits
                  (11) Statement re Computation of Per Share Earnings
                  (27) Financial Data Schedule

            (b) Reports on Form 8-K
                  There were no reports on Form 8-K filed during the quarter.


                              SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      GENTNER COMMUNICATIONS CORPORATION



                                      /s/  David L. Harmon
                                      -------------------------
                                      David L. Harmon
                                      Chief Financial Officer




Date: November 10, 1995