Form 10QSB
period 1995-12-31
GENTNER COMMUNICATIONS CORP
filed 1996-02-14
CIK 840715

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549



                                FORM 10-QSB


(Mark One)

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

              For the quarterly period ended December 31, 1995

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

                             /x/  Yes     / / No

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

   Class of Common Stock	                          February 9, 1996
     $0.001 par value                              7,662,375 shares



                   GENTNER COMMUNICATIONS CORPORATION

                            BALANCE SHEETS


                                                (Unaudited)
                                                December 31,   June 30,
                                                   1995          1995
                                                 ---------     ---------
                     ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . .$   134,141  $    119,238
  Accounts receivable . . . . . . . . . . . . .  1,579,941     1,644,376
  Inventory . . . . . . . . . . . . . . . . . .  3,602,068     3,324,866
  Other current assets . . . . . . . . . . . .     301,717       140,088
                                                 ---------     ---------
    Total current assets . . . . . . . . . . .   5,617,867     5,228,568

Property and equipment, net . . . . . . . . . .  1,641,257     1,829,161
Other assets, net . . . . . . . . . . . . . . .    180,511       140,731
                                                 ---------     ---------
    Total assets . . . . . . . . . . . . . . . $ 7,439,635  $  7,198,460
                                                 =========     =========

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable . . . . . . . . . . . . . . .  $ 1,150,000  $  1,508,687
  Accounts payable . . . . . . . . . . . . . .     775,670       943,723
  Accrued expenses . . . . . . . . . . . . . .     299,480       297,426
  Current portion of long-term debt . . . . . .    159,467        93,506
  Current portion of capital lease obligations     182,088       128,486
                                                 ---------     ---------
    Total current liabilities . . . . . . . . .  2,566,705     2,971,828

Long-term debt . . . . . . . . . . . . . . . . .   515,374       229,372
Capital lease obligations . . . . . . . . . . .    176,524       283,799
                                                 ---------     ---------
    Total liabilities . . . . . . . . . . . . .  3,258,603     3,484,999

Shareholders' equity:
  Common stock, 50,000,000 shares authorized, par
   value $.001; 7,662,375 and 7,455,375 shares
   issued and outstanding at December 31, 1995
   and June 30, 1995 . . . . . . . . . . . . . .     7,662         7,455
  Additional paid-in capital . . . . . . . . . . 4,386,747     4,244,641
  Accumulated deficit . . . . . . . . . . . . . . (213,377)     (538,635)
                                                 ---------     ---------
    Total shareholders' equity . . . . . . . . . 4,181,032     3,713,461
                                                 ---------     ---------
    Total liabilities and shareholders' equity $ 7,439,635  $  7,198,460
                                                 =========     =========



                   GENTNER COMMUNICATIONS CORPORATION

                          STATEMENTS OF INCOME


                                                       (Unaudited)
                                                    Three Months Ended
                                                       December 31,
                                                 -----------------------
                                                    1995          1994
                                                 ---------     ---------
Net sales . . . . . . . . . . . . . . . . . .  $ 3,063,011  $  2,663,466
Cost of goods sold . . . . . . . . . . . . . .   1,633,064     1,498,809
                                                 ---------     ---------
  Gross profit . . . . . . . . . . . . . . . .   1,429,947     1,164,657

Operating expenses:
  Marketing and selling . . . . . . . . . . . .    598,525       467,556
  General and administrative . . . . . . . . .     363,712       453,065
  Product development . . . . . . . . . . . . .    234,221       195,849
                                                 ---------     ---------
    Total operating expenses . . . . . . . . .   1,196,458     1,116,470
                                                 ---------     ---------
    Operating income . . . . . . . . . . . . .     233,489        48,187

Other income (expense):
  Interest income . . . . . . . . . . . . . . .        625         4,622
  Interest expense . . . . . . . . . . . . . . .   (48,378)      (28,588)
  Other, net . . . . . . . . . . . . . . . . . .   (12,103)       (6,699)
                                                 ---------     ---------
    Total other income (expense) . . . . . . . .   (59,856)      (30,665)
                                                 ---------     ---------
Income before income taxes . . . . . . . . . . .   173,633        17,522

Provision for income taxes . . . . . . . . . . .      -             -
                                                 ---------     ---------
    Net income . . . . . . . . . . . . . . . . $   173,633  $     17,522
                                                 =========     =========




Net earnings per common share . . . . . . . . .$      0.02  $       -
                                                 =========     =========



                   GENTNER COMMUNICATIONS CORPORATION

                        STATEMENTS OF OPERATIONS


                                                       (Unaudited)
                                                     Six Months Ended
                                                       December 31,
                                                 -----------------------
                                                    1995          1994
                                                 ---------     ---------
Net sales . . . . . . . . . . . . . . . . . .  $ 5,850,160  $  4,938,379
Cost of goods sold . . . . . . . . . . . . . .   3,073,390     2,769,695
                                                 ---------     ---------
  Gross profit . . . . . . . . . . . . . . . .   2,776,770     2,168,684

Operating expenses:
  Marketing and selling . . . . . . . . . . . .  1,163,406     1,082,144
  General and administrative . . . . . . . . .     699,996       929,034
  Product development . . . . . . . . . . . . .    452,212       482,039
                                                 ---------     ---------
    Total operating expenses . . . . . . . . .   2,315,614     2,493,217
                                                 ---------     ---------
    Operating income . . . . . . . . . . . . .     461,156      (324,533)

Other income (expense):
  Interest income . . . . . . . . . . . . . .        1,487        11,136
  Interest expense . . . . . . . . . . . . . .     (98,525)      (56,976)
  Other, net . . . . . . . . . . . . . . . . . .   (12,103)        8,187
                                                 ---------     ---------
    Total other income (expense) . . . . . . . .  (109,141)      (37,653)
                                                 ---------     ---------
Income before income taxes . . . . . . . . . . .   352,015      (362,186)

Provision for income taxes . . . . . . . . . . .    26,757          -
                                                 ---------     ---------
    Net income . . . . . . . . . . . . . . . . $   325,258  $   (362,186)
                                                 =========     =========




Net earnings (loss) per common share . . . . . $      0.04  $      (0.05)
                                                 =========     =========



                   GENTNER COMMUNICATIONS CORPORATION

                   CONDENSED STATEMENTS OF CASH FLOWS

                                                      (Unaudited)
                                                    Six Months Ended
                                                      December 31,
                                                ------------------------
                                                   1995           1994
                                                ---------      ---------
Cash flows from operating activities:
  Cash received from customers . . . . . . . $  5,874,882  $   5,067,379
  Cash paid to suppliers and employees . .     (5,736,124)    (6,376,799)
  Interest received . . . . . . . . . . . . .       3,362         10,386
  Interest paid . . . . . . . . . . . . . . .    (106,814)       (56,976)
  Income taxes paid . . . . . . . . . . . . .     (25,900)          -
                                                ---------      ---------
    Net cash provided by (used in) operating
      activities . . . . . . . . . . . . . .        9,406     (1,356,010)
                                                ---------      ---------
Cash flows from investing activities:
  Purchases of property and equipment . . . .     (49,338)      (479,137)
  Decrease (increase) in other assets . . . .      (1,591)         2,238
                                                ---------      ---------
    Net cash used in investing activities . .     (50,929)      (476,899)
                                                ---------      ---------
Cash flows from financing activities:
  Proceeds from employee stock option exercises   142,313           -
  Net borrowings (repayments) under line of
   credit . . . . . . . . . . . . . . . . . .     (75,000)     1,250,000
  Principal payments of short-term notes to
   vendor . . . . . . . . . . . . . . . . . .    (283,687)          -
  Proceeds from issuance of long-term debt . .    400,000        282,500
  Principal payments of capital lease
   obligations . . . . . . . . . . . . . . . .    (79,163)       (89,113)
  Principal payments of long-term debt . . . .    (48,037)       (38,618)
                                                ---------      ---------
    Net cash provided by financing activities      56,426      1,404,769
                                                ---------      ---------
Net increase (decrease) in cash and cash
 equivalents . . . . . . . . . . . . . . . .       14,903       (428,140)
Cash and cash equivalents at the beginning
  of the year . . . . . . . . . . . . . . . .     119,238        433,824
                                                ---------      ---------
Cash and cash equivalents at the end of the
 period . . . . . . . . . . . . . . . . . . .$    134,141  $       5,684
                                                =========      =========


Supplemental disclosure of cash flow information:
  Property and equipment financed by capital
   leases . . . . . . . . . . . . . . . . . .$     25,490  $     127,113
                                                =========      =========



                   GENTNER COMMUNICATIONS CORPORATION

                     NOTES TO FINANCIAL STATEMENTS
                           December 31, 1995
                              (Unaudited)

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


3. Inventory

      Inventory is summarized as follows:

                                                (Unaudited)
                                                December 31,   June 30,
                                                    1995         1995
                                                 ---------    ---------
      Raw materials . . . . . . . . . . . . .  $ 1,238,384  $   959,478
      Work in progress . . . . . . . . . . . .   1,152,299    1,380,393
      Finished goods . . . . . . . . . . . . .   1,211,385      984,995
                                                 ---------    ---------
        Total inventory . . . . . . . . . . .  $ 3,602,068  $ 3,324,866
                                                 =========    =========



              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

	Sales for the three months ended December 31, 1995 increased 15% compared to the same period during the prior fiscal year, and sales for the six-month period increased 18% over the same period in fiscal 1994. Shipments of new products during the respective time periods was the primary reason for the increases.

	Broadcast market sales increased 16% during the second quarter of fiscal 1996, and increased 25% year-to-date as compared to the same periods during fiscal 1995. The main reason for the increase was sales of the Company's new TS612 talk show telephone system. The Company has received very favorable customer response to this product, and is finalizing new system enhancements which it anticipates introducing during the third quarter of the current fiscal year. Increased sales also resulted from another new product, the Company's recently introduced Telehybrid telephone interface unit. The new product allows broadcasters to make easy connections to either digital or analog phone lines in various "on-air" broadcast applications. It can also be used in situations involving audioconferencing.

	Sales to the audio segment of the Teleconferencing market (the "Audioconferencing" market) increased 13% during both the three and six-month periods ended December 31, 1995, as compared to the same periods a year ago. One reason for the increases was due to shipments of the new AVT line of products. These units were designed specifically for use in conjunction with videoconferencing and distance learning applications. Audioconferencing sales were also higher than last year due to shipments of the ET100 portable audioconferencer. The Company spent time earlier in the 1996 fiscal year making design modifications and improvements to the ET100, and released version 2.0 during the second fiscal quarter.
The Company expects sales of its portable audioconferencers to grow further, particularly as a result of shipments of its recently announced ET10 portable audioconferencer, the first full duplex conferencing product designed for use in an individual office or cubicle. The Company anticipates ET10 shipments beginning during the third quarter.

	The Company's gross profit margin percentage increased from 44% to 47% during the three months and six months ended December 31, 1995 as compared to the same periods during the previous year. Although the Company did experience some variations in its sales mix during the respective periods, most of the difference was due to moderate price increases which took effect July 1, 1995. The Company believes that gross margins experienced during the rest of the 1996 fiscal year will be slightly lower due to small decreases in profit margins of the new products scheduled to be introduced. However, the Company also anticipates higher gross profits resulting from an overall increase in sales.

	Operating expenses for the second quarter increased by 7% compared to last year. The increase was due primarily to increased marketing promotions, along with an increase in product development efforts. Marketing and selling expenses rose 28% as compared to last year due to more extensive marketing activities aimed at increasing sales of existing products as well as continuing the ongoing promotion of new products. Product development costs increased 20% due to efforts in bringing to market certain features and new product enhancements for the TS612 and ET100. Offsetting both of these cost increases was a 20% decline in general and administrative expenses. The reduction stems mainly from cost saving efforts and efficiencies gained in modifying the organizational structure. This process, started during the latter part of fiscal 1994, began yielding results during the last half of fiscal
1995 and continued on into fiscal 1996.

	For the six-month period ended December 31, 1995, operating expenses overall went down by 7% compared to the same period a year earlier. Product development costs for the first half of the current fiscal year were down 6%, notwithstanding the aforementioned second quarter increase. The reason year-to-date expenses decreased was the significant drop in engineering costs during the first quarter of fiscal 1996, compared to last year's first quarter when much effort was being focused on preparing the TS612 and ET100 products to ship. The second quarter rise in marketing and selling expenses, compared to last year, was somewhat offset by lower expenses earlier this year versus last when the Company was heavily engaged in promoting these two new products. As a result, year-to-date marketing and selling expenses experienced an increase of only 8%. Year-to-date general and administrative costs compared to last year decreased 27% for the same reasons mentioned above in connection with the quarter ended December 31, 1995.

	The Company incurred, respectively, 69% and 73% more interest expense during the three and six-month periods ended December 31, 1995 than it did the previous year, stemming from increased usage of the Company's line of credit facility. In addition, due to utilizing much of its excess cash beginning in fiscal 1995, the Company earned significantly less interest income during fiscal 1996.

FINANCIAL CONDITION AND LIQUIDITY

	The Company's current ratio increased from 1.8:1 to 2.2:1 during the six months since June 30, 1995. The factor contributing most to the change was an adjustment of short-term debt which occurred during fiscal 1996's first quarter. The Company obtained permanent long-term financing for several items of furniture and equipment acquired over the previous two years, and applied the proceeds towards the short-term line of credit. This enabled the Company during the second quarter to significantly reduce the amounts owing to vendors, thus reducing the accounts payable balance by 18% as compared to the end of the previous fiscal year. Inventory increased 8% during the six-month period as a result of the Company continuing its efforts of providing adequate finished product availability to satisfy current and expected customer demand. Yet the Company also intends to fully implement ongoing inventory management programs started during fiscal 1995. Such efforts, intended to improve raw material purchasing efficiencies and reduce inventory size overall, began yielding results during the three months ended December 31, 1995 when inventory decreased 4%.

	During the first quarter of fiscal 1996, the Company renewed its line of credit arrangement with a commercial bank. The terms of the arrangement remained the same as before, with $1.75 million available at 1% over prime, maturing on October 31, 1996. There was $1.15 million outstanding at December 31, 1995.

	The Company is continuing to maximize its efforts to maintain stable cash flows during a time of sales growth and ongoing product development. Changing its short-term debt position helped to increase available cash reserves. However, the Company believes that ongoing cash flows will improve more as a result of continuing management's focus on maintaining satisfactory profitability following last fiscal year's period of operational expansion and intense product promotion. Already the Company has seen the positive operational cash flow results from this course of action. As sales continue to increase and profits are achieved, the Company is confident that it can achieve its business plan through a combination of internally generated funds, and short-term and/or long-term borrowing, if necessary.




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


                                      GENTNER COMMUNICATIONS CORPORATION



                                      /s/  David L. Harmon
                                      -----------------------
                                      David L. Harmon
                                      Chief Financial Officer










Date: February 10, 1996