Form 10KSB/A
period 1995-06-30
GENTNER COMMUNICATIONS CORP
filed 1996-03-01
CIK 840715

U.S. SECURITIES AND EXCHANGE COMMISSION

			  WASHINGTON, D.C.  20549


			       FORM 10-KSB/A
			     (AMENDMENT NO. 1)

(Mark One)
   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
	      SECURITIES EXCHANGE ACT OF 1934
		[Fee Required]

		For the fiscal year ended  JUNE 30, 1995

				    OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
	      SECURITIES EXCHANGE ACT OF 1934
		[No Fee Required]

	For the transition period from _____________  to  _______________

		    Commission file number   0-17219

		    GENTNER COMMUNICATIONS CORPORATION
	      (Name of small business issuer in its charter)

		     UTAH                                      87-0398877
	   (State or other jurisdiction of                 (I.R.S. Employer
	   incorporation or organization)                 Identification No.)

	1825 RESEARCH WAY, SALT LAKE CITY, UTAH                    84119
	(Address of principal executive offices)                (Zip Code)

		Issuer's telephone number  (801) 975-7200

      Securities registered under Section 12(b) of the Exchange Act:

					      NAME OF EACH EXCHANGE
	      TITLE OF EACH CLASS              ON WHICH REGISTERED

		     None                               None

      Securities registered under Section 12(g) of the Exchange Act:

		      COMMON STOCK, $0.001 PAR VALUE
			     (Title of class)

	Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No___

	Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

	The issuer's revenues for its most recent fiscal year ended June 30, 1995 were $11,106,078.

	The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $10,800,000. The aggregate market value has been computed by reference to the price of such stock ($1.75) as of September 21, 1995 [the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days].

	The number of shares outstanding of the issuer's Common Stock, as of September 21, 1995, was 7,655,375.

				  PART I

ITEM 1. BUSINESS

GENERAL

	Gentner Communications Corporation (the "Company") is a corporation organized under the laws of the State of Utah in 1983. The Company develops, markets, and distributes technologically advanced audioconferencing products and services, along with other products, primarily for the Broadcast market and the audio segment of the Teleconferencing market. The audio segment of the Teleconferencing market is herein referred to as the "Audioconferencing market." Historically, the Company's primary business has been the sale of studio and transmitter-related equipment and accessories to broadcast facilities. The Company has applied its core digital technology gained in the Broadcast market to the development of products for the Audioconferencing market. In addition, the Company offers a conference call service. With this combination of products and service, the Company's vision is to provide total audioconferencing solutions for the Broadcast and Audioconferencing markets.

	The Company currently sells four distinct product lines to the Broadcast market. The largest product line consists of telephone interface equipment, which is primarily used to facilitate audio teleconferences in which callers are put on-the-air for call-in talk shows. In fiscal 1995, sales of products to the Broadcast market accounted for 49% of the Company's total sales.

	In 1991, using its technological expertise gained in the Broadcast market, the Company commenced marketing products specifically developed by it for the Audioconferencing market. The Company's audioconferencing products, which are used to conduct audio teleconferences, allow users to speak into microphones and listen through speakers without the cut-offs, distortion, and noise associated with traditional speakerphones, providing for a more natural, two-way conversation among participants. The Company's product line comprises high-end audioconferencing systems installed in conference rooms, along with economical portable units. Sales of products to the Audioconferencing market accounted for 40% of the Company's total sales during fiscal 1995.

	In fiscal 1993, the Company commenced a conference call service operation. This service is marketed to sales organizations, law firms, financial networks, and any business requiring conference calling.

	In fiscal 1994, the Company made several difficult but essential reorganization decisions, including significant investment in research and development and marketing, consolidation of the Company's operations and sales center to one location, the divestiture of the Audisk product line, and the implementation of other cost reduction measures. These reorganization efforts have contributed to a significant increase in the Company's sales and a marked decrease in the Company's net loss during fiscal 1995. During fiscal 1995 as compared to fiscal 1994, sales of the Company's products and services increased to $11.1 million from $8.8 million. Fiscal 1995's net loss was $116,063, or $0.02 per share, compared to fiscal 1994's net loss of $1,258,986, or $0.17 per share. The significant 1994 loss included the disposal of a product line and other non-recurring charges (see "Management's Discussion and Analysis of Financial Condition and Results of Operations"). The Company continued to experience significant losses in the first quarter of fiscal 1995 due to the Company's on-going efforts to develop and market new products, in particular the ET100 and TS612. However, following the losses of the first quarter, the Company showed a profit in the remaining three quarters of fiscal 1995. In the fourth quarter, the Company posted record-breaking quarterly revenues and profits. Nonetheless, the profitable last three fiscal quarters were not sufficient to overcome the significant first quarter loss and show a net profit for the year.

BUSINESS STRATEGY

	The Company plans to continue its efforts to develop and market new products for the Broadcast and Audioconferencing markets. Growth in broadcast product sales is expected to come through new equipment introductions, enhancements, and increased international distribution.

	The Company believes that its largest growth potential is in the U.S. Audioconferencing market. According to industry sources, Audioconferencing sales are growing at an annual rate of 28%, with sales of both audio products and conferencing services at $1.2 billion for calendar 1994. The Company plans to allocate a large portion of its resources to develop and market products and services for this market. Due to the larger market size and potentially greater competition, the marketing of audioconferencing products will continue to require substantial marketing resources and research and development efforts. To this end, the Company will continue to seek out highly trained and experienced personnel. Additionally, the Company has aggressively focused on research and development to create a superior line of products. Because of its ability to combine sophisticated audioconferencing conference room systems and portable units with conference call services into a package available through a nationwide network of dealers and sales representatives, the Company plans to offer end users a "total solution" approach, which it believes will help it take advantage of the potential of this growing market.

BROADCAST PRODUCTS

	The Company has four major product lines that it sells to the Broadcast market:

	-- Telephone Interface Products
	-- Transmitter Site Control Products
	-- Audio Routing and Distribution Products
	-- Audio Processing Products

With the exception of transmitter site control products, the Company's broadcast products are used in broadcast studios to assist in production and/or on-air programming. Each of these product lines is discussed in greater detail below.

	Telephone Interface Products. The Company's telephone interface product line offers a full selection of products ranging from simple single line couplers to computerized multiple line systems used in talk show programs. An example of the computerized multi-line system is the Company's TS612 unit, which it began selling in fiscal 1995. Many telephone interface products function as broadcast-oriented audioconferencing components used by broadcasters to put callers on-the-air as part of an audio teleconference.
This product line also includes the Company's remote broadcast products.
These products allow a station to conduct broadcasts from a location away from the station using telephone lines instead of more expensive satellite transmissions. A sportscaster, for example, can broadcast a basketball game from the arena, being linked to the studio by telephone.

	Transmitter Site Control Products. These products help broadcasters fulfill legal requirements for monitoring and controlling their transmitters, which are often located in remote areas such as on mountain tops. The Company's products provide monitoring of conditions at the transmitter site and permit users to make adjustments to transmitters by remote control via computer or telephone. The Company's transmitter site control products utilize a digitally synthesized voice which reports conditions over a telephone line.

	Audio Routing and Distribution Products. These products are used to distribute audio signals from studio to studio, and are also widely used in the Professional Audio market (see "Business -- Other Markets"). These types of products are a necessary part of every audio installation in a broadcast facility. The Company has been manufacturing and selling this product line since its inception.

	Audio Processing Products. Broadcasters use these products to tailor the sound of their stations to suit the tastes of specific audiences. For example, a radio station with an "Urban Contemporary" format could use these products to significantly increase the amount of bass response in their signal, whereas a "Light Jazz" station would use softer processing for a uniform sound across the audio frequency spectrum. These digital products provide a greater amount of flexibility for broadcasters who want more control over the quality and character of the sound of their broadcasts. In addition, they help preserve the broadcast clarity of compact disc recordings.

AUDIOCONFERENCING PRODUCTS

	The Company's internal research into the needs of the business community, coupled with its digital capabilities developed in the Broadcast market, led to its development of products for the Audioconferencing market. This market is experiencing rapid growth. Companies that conduct lengthy meetings over the telephone have expressed dissatisfaction with the speakerphones traditionally used in these meetings. The problems noted with traditional speakerphones include poor audio quality, low volume levels, echoes, noise, distortion, and speech cut-offs. The Company believes that it has substantially addressed these problems through the development of digitally-processed audioconferencing products.

	In 1991, the Company began shipping several competitively priced audioconferencing products and systems. The systems permit users to communicate via professional quality microphones and speakers which, combined with the Company's digital technology, result in higher audio quality. The systems permit fully interactive conversations, allowing users to talk normally (as if all participants were in the same room), without cut-offs.

	The Company began shipping a new audioconferencing product in fiscal 1995. This product, the ET100, is a highly advanced, portable audioconferencing unit that provides high quality sound, without delays, cut-offs, or echoes, and that is designed to hook-up with virtually any phone system. This unique capability allows users to utilize all of their telephone functions such as hold, conference, transfer, multiple line access, etc. The ET100 turns the existing digital PBX or analog telephone into a two-way hands free audioconferencing device.

CONFERENCE CALL SERVICE

	In February 1993, the Company launched its new conference call service operation so as to be able to provide customers with a complete offering of audioconferencing solutions. This service can connect telephone callers worldwide with state-of-the-art volume and clarity. Although this operation is experiencing steady growth, it is not currently producing significant revenues.

ASSISTIVE LISTENING PRODUCTS

	In March 1993, the Company began shipping its new Assistive Listening System ("ALS") products. These products provide amplification for the hearing impaired in such places as sport stadiums, museums, libraries, theme parks, zoos, auditoriums, convention centers, and tour buses. The demand for ALS products is strong due to the enactment of the Americans with Disabilities Act, which requires such aid to the hearing disabled. In fiscal 1995, the Company expanded its ALS product line with the introduction of an additional multi-channel receiver, a battery charger and other accessories. ALS products and accessories currently are one of the Company's fastest growing product lines.

BROADCAST MARKET

	For fiscal 1995, the Broadcast market was still the Company's largest revenue source, generating approximately 49% of the Company's total sales.
The Company's products are targeted and sold to radio and television stations, broadcast networks, and other broadcast-related customers.

	Based on statistics provided by the Company's wholesalers, the Company estimates that the potential annual U.S. Broadcast market size is approximately $100 million for all types of equipment, including the type the Company provides. The Company's current market share is approximately 5% of this market.

	The United States is considered to be the predominant segment of the worldwide Broadcast market, with over 12,000 radio and television stations in operation. The Company estimates that this market will grow at an average annual rate of approximately 5%. The Company's products are sold mainly to renovate older studios and/or replace obsolete equipment. Although little new broadcast station construction has taken place in the past several years in the United States, due to the limited number of frequencies that become available at any given time, the Company believes that it will continue to enjoy growth in the Broadcast market as product innovations allow broadcast stations to upgrade their existing equipment.

	The Company has traditionally concentrated its efforts in selling its products in the United States. However, while the United States Broadcast market is considered to be the largest single market segment in the world, it is believed to represent only 20% of the total worldwide Broadcast market.
The international Broadcast market is expanding due largely to government deregulation and privatization of stations and an expansion in the number of frequencies available for commercial use. In 1991, the Company began focusing efforts on expanding its international market share and has appointed dealers located in key countries around the world (see "Business -- Distribution"). Such sales now account for 19% of all sales by the Company to the Broadcast market. Sales of all products to foreign markets, which includes the Company's export sales and sales intended for overseas installation, principally in Canada, Europe, and Asia, accounted for 13% of total fiscal 1995 sales.

AUDIOCONFERENCING MARKET

	The Audioconferencing market is currently the Company's fastest growing market, representing 40% of total Company sales in fiscal 1995, compared to 36% of total Company sales in fiscal 1994. The Audioconferencing market is a segment of the total Teleconferencing market, which also includes the Videoconferencing market segment. Although it designs and manufactures audio equipment that works in connection with the Videoconferencing segment, the Company specializes in the Audioconferencing segment.

	Products and services sold by all companies to the Audioconferencing market include terminal equipment, telephone bridge equipment, conference calling services, and transmission services. The Company's primary focus is in the terminal equipment and conference calling categories. According to industry sources, the calendar 1994 U.S. market for all audioconferencing products and services exceeded $1.2 billion. Industry sources also reported that this market grew at an annual rate of 28% over the previous year.

	The Company believes that the most significant sales growth in the near future will come through the continued sale of audioconferencing equipment.
The Company also expects further growth in its conference call service business.

OTHER MARKETS

	In addition to the Broadcast and Audioconferencing markets, the Company's products are sold into other markets, particularly the Professional Audio market. The Professional Audio market includes sound contractors who install audio and other equipment in churches, schools, auditoriums and other large facilities. The Company sells its products into this market generally through the same manufacturers' representatives and dealers that represent the Company in the Audioconferencing market. The products sold to this market are primarily audio routing and distribution products, telephone interface products, and ALS products.

MARKETING AND SALES

	Broadcast sales efforts have traditionally focused on domestic and international sales of broadcast products through a worldwide network of dealers. Such efforts included a combination of product catalogs, telephone telemarketing, direct mail, trade advertising and direct selling. The Company will continue to support dealers with product information, brochures, and data sheets, however, it plans to increase its activities aimed at garnering the attention of end users. The Company will continue to sponsor sales promotions to encourage dealers to feature the Company's products, but will also focus more on end user interaction efforts such as customer focus groups and proactive surveys. The Company also exhibits at selected high profile industry trade shows to ensure that the Company's products remain highly visible to dealers and broadcasters.

	Audioconferencing and ALS product sales efforts are primarily aimed at, respectively, domestic businesses and organizations required to offer their patrons equipment designed to assist the hearing impaired. The Company has been reaching these customers through a representative and dealer network that regularly interacts with potential end users in the target market. However, since digital audioconferencing products and services are relatively new concepts in a growing new industry, the Company, as with Broadcast customers, intends to devote more marketing efforts toward end user interaction and education. The Company has begun actively participating, alongside its representatives and dealers, in communication forums, trade shows, and industry promotions, all designed to inform customers about the Company's full range of audioconferencing products and services. Additional new opportunities and alternate channels of distribution are being evaluated by the Company (see "Business--Distribution").

	Customer support, which is generally provided over the telephone, provides timely, interactive help to customers needing operational or technical assistance with their products. The customer support team regularly communicates with the Company's engineering and manufacturing groups to ensure up-to-date information is being given to the customers and to provide feedback to the Company that can be useful in initiating product improvements.

DISTRIBUTION

	Broadcast Products. The Company's broadcast products are generally sold in the United States through non-exclusive broadcast equipment dealers. Customers generally place orders with a dealer by calling a toll free number. The market is highly competitive and it is not unusual for a customer to call several dealers to get the best possible price. Once a customer orders equipment, a dealer then either ships the product to the customer from the dealer's inventory or orders the product from the Company to be shipped directly to the customer. Only the Company's largest dealer, Harris/Allied, a division of Harris Corporation, is also a manufacturer of communications systems and equipment. Harris/Allied is the Company's predominant dealer in the Broadcast market and is believed by the Company to be the dominant supplier of equipment for radio stations in the United States. Sales to Harris/Allied represent a significant portion of Company sales, accounting for approximately 18% and 16% of the Company's total sales during fiscal 1995 and fiscal 1994, respectively. However, the Company believes that if it were to lose Harris/Allied as a dealer, it could sell its products to customers either directly or through other dealers. With respect to international sales, the Company has established international relationships with dealers for its broadcast products, of which several are located in Europe, two are in Canada, and several are located throughout Asia, the South Pacific, and Latin America.

	Audioconferencing and ALS Products and Services. The Company sells its audioconferencing and ALS products, along with conference call services through independent representatives and dealers. The Company also telemarkets customers directly with respect to its conference calling service. Currently, most of the Company's Audioconferencing and ALS sales are in the United
States. The Company's primary strategy for foreign expansion is to establish distribution channels in markets where it believes there is a growing need for products and services of the type offered by the Company. The Company has pursued this strategy in conjunction with its international broadcast activities and has established dealerships in the same geographic locations.

COMPETITION

	The principal competitive factors in the Company's markets include innovative product design, product quality, established customer relationships, name recognition, distribution, and price.

	In the Broadcast market, the Company has several competitors in each of its four product lines. There is not, however, any single competitor who directly competes with the Company in all such product lines. Although some of the Company's competitors are smaller in terms of annual revenues and capitalization, such competitors are usually focused on a single product line and can therefore devote their resources to products that are directly competitive with, and which may adversely impact sales of, the Company's products. However, the Company possesses a high name-recognition factor with respect to its Broadcast products, particularly with its telephone interface equipment. This advantage, coupled with the Company's size, enables it to preserve and enhance its efforts in increasing Broadcast market share.

	The Company believes that its ability to successfully compete in the Audioconferencing market is essential to the Company's growth and market development. The Company knows that there are other companies with substantial financial, technical, manufacturing and marketing resources currently engaged in the development and marketing of similar products and services. Some of these companies have launched products competitive with those being developed and manufactured by the Company. However, the Company has capitalized on, and enhanced its core acoustic digital technology developed for the Broadcast market into what it believes are conference room installed audioconferencing systems and equipment of superior performance. It also believes its new portable audioconferencer has a significant competitive advantage (see "Business--Audioconferencing Products"). By offering both these types of products, combined in various types of packages with conference calling services, the Company feels it can uniquely position itself in this rapidly expanding Audioconferencing market.

RESEARCH AND DEVELOPMENT

	The Company is highly committed to research and development. The Company views its investment in research and development as the key to long term business success. The Company expended $802,062 and $920,079 on research and development in fiscal years ended June 30, 1995 and 1994, respectively.

	The Company is continually working on developing new products and services. Current new research and development efforts are focused on the broadcast telephone interface and audioconferencing product lines. The Company also heavily invests resources in technically sustaining and refining existing products. Moreover, the Company continues to allocate resources to obtain and maintain product regulatory compliance.

	The Company's core technological competencies include many areas of telecommunications and audio processing. The Company has developed the ability to interface many types of products to the public telephone network. The Company's capability to use Digital Signal Processing ("DSP") technology to perform audio processing operations is also a core competence. This technology is critical to the performance of the Company's products. The Company maintains an internal computer aided design ("CAD") team. This team creates the necessary electrical schematics, printed circuit board designs, mechanical designs, and manufacturing documentation to support the research and development efforts. The Company's CAD and product design teams use networked computing systems and sophisticated software programs to facilitate all aspects of product development.

	The Company believes that ongoing development of its core technological competencies is vitally important to future sales.

PATENTS AND PROPRIETARY RIGHTS

	Trade secrets, proprietary information, and technical know-how are important to the Company's scientific and commercial success. The Company currently relies on a combination of trade secrets and nondisclosure agreements to establish and protect its proprietary rights in its products. The Company also has a U.S. trademark registration for "PeopleLink," the name used on one of the Company's telephone interface products.

GOVERNMENT REGULATION

	The Company designs and manufactures its equipment in accordance with the technical design standards of Federal Communications Commission ("FCC") Rules Part 15, Class A and Part 68. Part 15 governs the levels of electromagnetic radiation emanating from commercial computing equipment. The Company endeavors to conform all of its products covered by Rule 15 with the Rule 15 standards based on internal testing. Part 68 sets forth certain standards for telephone equipment that is to be used within the United States telecommunications system, such as line isolation and surge protection standards. The Company's applicable telecommunications products are each certified by independent inspectors to meet the Part 68 standards.

	The Company also designs and manufactures its equipment pursuant to Underwriters Laboratories and industry product safety standards.

	Several of the Company's products are currently registered for sale in various international markets. The Company must conform with design standards similar to those of the FCC in each of the foreign countries in which its products are sold.

MANUFACTURING AND SUPPLIES

	The Company currently manufactures and/or assembles its products using purchased or leased manufacturing equipment. Most of the equipment presently being used will continue to be utilized for several years. The Company's manufacturing facility incorporates modern, modular assembly work stations and work accessories that enhance the efficiency and quality of the manufacturing process. If sales increase substantially, the Company would be required to invest in additional manufacturing equipment. Subject to financial considerations, the Company does not believe it would experience any difficulty in obtaining any additional equipment that might be needed as a result of any substantial sales increase (see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition and Liquidity").

	The Company generally purchases its assembly components from distributors, but also buys a limited amount directly from manufacturers. Printed circuit boards and metal work are purchased directly from local suppliers. Its principal suppliers are Hamilton Hallmark, Arrow Electronics, Bell Industries, Standard Supply Company, Precise Metal Products Company, and Precision Technology. Of these principal suppliers, only Precise Metal Products, which does all of the Company's metal stamping work, is single source. Precise Metal Products could be replaced by at least three local and eight regional metal stamping companies with little disruption in the manufacturing process. The Company's general policy is to have a minimum of two vendor sources. Many of the components utilized are bonded by certain distributors and manufacturers. This bonding process places ordered products on the distributors' shelves until the product is required by the Company. This allows the Company to reduce its inventory while maintaining available stock.

	The Company uses a real time computer system to monitor its manufacturing process, which allows the Company to utilize cost accounting for each product and to monitor profitability in each phase of the manufacturing process. Both the equipment and the software are covered under maintenance contracts. The Company has developed an extensive software back-up system that provides for daily back-ups housed in a fire-proof safe.

WARRANTY AND SERVICE

	The Company provides one and two-year warranties on its products which cover both parts and labor. The Company, at its option, repairs or replaces products that are defective during the warranty period if the proper preventive maintenance procedures have been followed by customers. Repairs that are necessitated by misuse of such products or are required outside the warranty period are not covered by the Company's warranty.

	In cases of defective products, the customer typically returns them to the Company's facility in Salt Lake City, Utah. The Company's service personnel then replace or repair the defective items and ship them back to the customer. Generally, all servicing is done at the Company's plant, and it charges its customers a fee for those service items that are not covered by warranty. The Company does not offer its customers any formal written service contracts.

BACKLOG

	As of September 1, 1995, the Company's backlog was approximately $1.2 million, all of which is scheduled to be delivered throughout fiscal 1996. Backlog figures include signed purchase orders. All orders are subject to cancellation without penalty. On most orders, payment is due within 30 days of shipment. The Company has occasionally experienced some cancellations or postponements of a minor sort regarding its backlog. The backlog is not seasonal in nature.

EMPLOYEES

	As of September 1, 1995, the Company had 92 employees, including 91 full-time employees and 1 part-time employee. None of the Company's employees are subject to a collective bargaining agreement.


ITEM 2. PROPERTIES

	All of the Company's operations, including its executive offices, audioconferencing call service, product sales, research and development, and manufacturing, are conducted in a 20,000 square feet facility located south of Salt Lake City (the "Research Way facility"). The Research Way facility is a modern building leased by the Company. The base annual rent for this facility is approximately $11,000. The facility is in good condition and the Company believes the facility will be reasonably adequate to meet its short-term needs. The Company has negotiated with the landlord of the Research Way facility to build an expansion to the existing building. The new facilities will allow the Company to grow steadily through the next 10 years. If growth plans are successful, the Company plans on occupying the new space toward the beginning of fiscal 1997.


ITEM 3. LEGAL PROCEEDINGS

	The Company knows of no material litigation or proceeding, pending or threatened, to which the Company is or may become a party.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	No matters were submitted during the fourth quarter of the fiscal year to a vote of the Company's security holders.
				   PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

	The Company's common stock is traded in the over-the-counter market on the NASDAQ System under the symbol "GTNR." Units (three shares plus warrants for two shares) are traded under the symbol "GTNRU", and warrants under the symbol "GTNRW". The following table sets forth quotations for the common stock for the last two fiscal years.

	  1995                        High         Low

	  First Quarter              $0.84        $0.59
	  Second Quarter              0.81         0.56
	  Third Quarter               1.22         0.72
	  Fourth Quarter              1.03         0.69

	  1994

	  First Quarter              $2.06        $1.56
	  Second Quarter              2.06         1.31
	  Third Quarter               1.68         0.94
	  Fourth Quarter              1.06         0.75

The above inter-dealer quotations were obtained from the National Association of Securities Dealers (NASD), do not reflect markups, markdowns, or commissions, and may not represent actual transactions.

	The Company does not pay a cash dividend and does not anticipate doing so in the foreseeable future. Currently, the Company's line of credit arrangement prohibits the payment of dividends.

	As of September 21, 1995 there were approximately 3,500 holders of common stock of the Company.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

YEAR ENDED JUNE 30, 1995 COMPARED TO YEAR ENDED JUNE 30, 1994.

	The Company experienced a 26% increase in total sales during the year ended June 30, 1995 ("fiscal 1995"), compared to the year ended June 30, 1994 ("fiscal 1994"). Sales to the Company's two major markets, the Broadcast and Audioconferencing markets, grew significantly during the year. The increases in both markets were primarily due to the Company shipping two new products that had been announced during the previous fiscal year.

	Sales to the Broadcast market increased 26% over the previous fiscal year. The principal factor contributing to the growth was sales of the Company's new TS612 multiline telephone system. Created specifically for broadcast talk shows and satellite business video conferencing, the product has won trade show awards and wide customer acceptance. The Company plans on introducing new TS612 enhancements and accessories during the next fiscal year. Sales of other broadcast products also grew as a result of increased marketing and product availability. Some of these increases, however, were offset by the absence of any fiscal 1995 sales of its Audisk product line which was sold during fiscal 1994. The Company plans on introducing more Broadcast products during the coming fiscal year.

	Audioconferencing market sales grew as a result of product sale increases across the board, most notably of the new portable ET100 audioconferencing unit. The increases resulted from improved product availability and better results achieved by the Company's distribution network of sales reps and dealers. Together with increases in GT300, GT700, and TI7200 equipment and system sales, the ET100 contributed to fiscal 1995's 40% increase in all Audioconferencing sales compared to fiscal 1994. Although sales of the ET100 did not meet management's original fiscal 1995 internal forecasts, the Company remains optimistic about its future potential and believes it will achieve improved sales as a result of continued emphasis and fine tuning. The Company believes total Audioconferencing sales will increase further as a result of new product service introductions anticipated during coming fiscal year. Higher product sales, along with steady increases in the Gentner Conference Call teleconferencing service, resulted in Audioconferencing sales representing a record 40% of all of the Company's fiscal 1995 sales. This compares to 36% of total sales in fiscal 1994, and 21% in fiscal 1993.

	The Company's gross profit margin percentage increased from 42% in fiscal 1994, to 43% in fiscal 1995. The slight increase in gross profit was due primarily to a different sales mix in effect during the period, as described above. Additionally, during fiscal 1995 the Company no longer sold Audisk products which had earned lower profit margins than most of the Company's other Broadcast and Audioconferencing products.

	Fiscal 1995 operating expenses decreased by 7% compared to fiscal 1994. However, the prior year's results included a loss on the disposal of the Audisk product line totalling $754,424. In addition, the Company incurred approximately $450,000 of certain non-recurring costs in fiscal 1994's fourth quarter which were associated with unique organizational and structural changes accomplished at that time. These costs were virtually all included in general and administrative expenses. Exclusive of these two amounts, total operating expenses in fiscal 1995 as compared to fiscal 1994 actually increased by 22%. The increases resulted from the following factors:

  -- Marketing and sales expenses rose 46% over the prior year. The higher expenses, which include sales commissions, are due mainly to the significant sales increases experienced during the year and also because of increased activities directed to promoting new products, primarily the TS612 and ET100.

  -- Product development costs decreased 13% compared to fiscal 1994. Contributing to the decrease, however, was the capitalization of certain costs related to software development. Had these costs been included in expenses, product development costs would have experienced a decline of only 5% during fiscal 1995 over fiscal 1994. The decrease reflects reduced outside development costs, primarily during the latter part of fiscal 1995, as opposed to the previous year when the Company had devoted significant resources to the development of the two aforementioned products.

  -- During the first half of fiscal 1995, general and administrative expenses were higher than during the first half of fiscal 1994 as the Company's efforts to restructure took effect. This process, begun during fiscal 1994's third and fourth quarters, was intended to allow the Company better capacity to manage an increasing focus on customer relations and overall business development. In addition, certain cost saving measures were initiated, such as moving out of the Company's Salt Lake downtown facility. During the latter half of fiscal 1995, this cost reduction effort began to yield results, with the net effect that general and administrative expenses, exclusive of the non-recurring items mentioned above, decreased 2% during the entire fiscal 1995 year compared to fiscal 1994.

	Interest income during fiscal 1995 declined 80% when compared to fiscal 1994 due to reduced cash investment balances maintained by the Company in fiscal 1995. During fiscal 1995, the Company utilized much of its excess cash pursuant to the sales growth activities described above. In connection therewith, the Company also tapped into its line of credit significantly more during fiscal 1995, also in part to finance higher levels of inventory to accommodate the higher sales, resulting in a 157% increase in interest expense over the previous year.

	The Company's statutory minimum provision for state income taxes was calculated using the rate of 0.8%. The rate was different than that which would normally have been applied (34%) to derive a tax benefit from the loss incurred, primarily as a result of the accounting limitations imposed by FASB Statement No. 109, "Accounting for Income Taxes." The Company adopted the new accounting standard at the beginning of fiscal 1994. In the Company's case, the new rules allow the Company to currently recognize a tax benefit only to the extent of the Company's ability to carry back a portion of the loss in order to recover taxes paid in previous years. All recoverable taxes were already collected by the Company during fiscal 1995. The fiscal 1995 taxable loss of approximately $700,000 is available to be carried forward to future years and recognized as a benefit against future taxable income. In addition, the Company also has approximately $180,000 in research and development tax credit carryforwards. Both carryfoward amounts will fully expire by the year 2010.

QUARTER ENDED JUNE 30, 1995 COMPARED TO QUARTER ENDED JUNE 30, 1994.

	Sales for fiscal fourth quarter 1995 rose 49% over the same period in 1994. The primary reason for the growth was sales of products introduced earlier in the fiscal year, notably the TS612 and ET100. The Company also had new product sales of the Telehybrid, AVT7000 and AVT7100, all introduced during June 1995.

	The gross profit margin percentage during the fourth quarter increased to 46% from the previous year's 43%. Part of the increase was due to a difference in the sales mix for the quarter. However, most of the increase related to cost savings stemming from the improvements completed in the Company's manufacturing processes and inventory management procedures during the prior quarter ended March 31, 1995.

	Fourth quarter 1995 operating expenses declined by 41% from the same quarter in the previous year. However, after eliminating the effect of the non-recurring expenses incurred during 1994's fourth quarter, the decrease over the previous period was 23%. This decrease was primarily attributable to a reduction of product development costs and lower general and administration costs. Specifically, product development costs decreased 41%, due to significantly reduced outside development resources used in conjunction with two products, the TS612 and ET100, that began shipping in fiscal 1995.
General and administrative costs decreased 49%, due mainly to overall cost reduction efforts, started during the latter part of fiscal 1994, that began yielding results during the last half of fiscal 1995. In addition, certain administrative activities, involving travel, investor relations, and outside consulting, were considerably reduced during the fourth quarter of 1995. Offsetting these development and general cost decreases was a 12% increase in sales and marketing expenses, a third of which was due to sales commissions incurred on the higher sales amounts. The rest was due to increased marketing and trade show activities conducted during the quarter.

	The net amount of other income and expenses increased by $59,570, due primarily to increased interest costs associated with usage of the Company's line of credit facility. The Company also utilized much of its excess cash previously during the fiscal year, resulting in virtually no interest income being earned during fiscal 1995's fourth quarter as compared to the previous year.

YEAR ENDED JUNE 30, 1994 COMPARED TO YEAR ENDED JUNE 30, 1993.

	Sales for the fiscal year ended June 30, 1994 increased 1% to $8.78 million from $8.71 million for the year ended June 30, 1993 ("fiscal 1993"). Although the total sales level did not materially change during the year, the Company's overall sales mix shifted dramatically. Sales to the Audioconferencing market increased during fiscal 1994, while Broadcast market sales declined. In addition, sales increased significantly to the Professional Audio market, traditionally a minor portion of total Company sales in the past.

	Audioconferencing market sales rose during the year as a result of several new products introduced just prior to the beginning of fiscal 1994. The Company's GT300, GT700, and T17200 lines of audioconferencing equipment and systems began shipping in May 1993, and in June 1994 the products won an award for Special Recognition from the International Teleconferencing Association. Sales of these products were the main reason Audioconferencing market sales grew 79% over the prior year's sales. The Company's service department, Gentner Conference Call ("GCC"), also showed steady growth in fiscal 1994, though sales were not yet as significant as product sales. Sales to the Audioconferencing market were 36% of all fiscal 1994 sales, compared to 21% for fiscal 1993. The Company plans on increasing Audioconferencing sales further by shipping new audioconferencing products during fiscal 1995. In November 1993, the Company unveiled its new ET100, an economical, portable audioconferencing unit. This new product does not require the use of a separate, dedicated phone line, and the Company began shipments during the fall of 1994. The Company believes that the Audioconferencing market offers the highest potential for increased overall sales.

	In years prior to fiscal 1994, sales to the Professional Audio market usually comprised approximately 9% of total Company sales. During fiscal 1994, however, this number increased to 17% as a result of a 94% increase in Professional Audio sales. Most of the increase was attributable to sales of the Company's new Assistive Listening System ("ALS") products. Introduced during the late spring of 1993, the products are designed to help organizations comply with the Americans with Disabilities Act, specifically as it relates to the hearing impaired. The Company expects that improved product designs, new product offerings, and significant new focus in sales and marketing efforts will contribute to ALS sales increases during fiscal 1995.

	During fiscal 1994, the Company reviewed its position in the Broadcast market with respect to its Audisk product line. Management concluded that the Company could better utilize its core technological competencies in areas other than computer network-type systems such as Audisk. Accordingly, the Company sold the product line to the Audisk system's hardware component manufacturer, who desired to continue selling the systems and support existing customers. As a result of this decision, Audisk sales were eventually reduced to zero, beginning in the second quarter of the fiscal year, from total sales in fiscal 1993 of $1,750,575. The sale of the Audisk product line is the primary reason why sales to the Broadcast market declined 34% during fiscal 1994 compared to the previous year. The Audisk product line was acquired in 1992 at a cost to the Company of $229,000.

	Sales to the Broadcast market in the future are expected to be strengthened by the introduction of a recently announced new telephone interface product, the TS612 telephone system. Created specifically for broadcast talk shows and satellite business video conferencing, the TS612 won two awards for excellence at the March National Association of Broadcasters trade show in Las Vegas. The Company began shipments in the fall of 1994.

	The Company's gross profit margin percentage increased from 38% in fiscal 1993 to 42% in fiscal 1994. The increase in gross profit was due to a shift in sales mix during fiscal 1994, primarily away from the lower margin Audisk products. Offsetting the Audisk sales decline was the increase in sales to the Audioconferencing market of the new audioconferencing products that carry higher profit margins.

	As a result of the aforementioned sale of the Audisk product line, the Company wrote off certain capitalized costs formerly included in accounts receivable, inventory, and other assets. Furthermore, the Company incurred certain expenses associated with terminating the employment agreement of the individual from whom the Audisk product was originally acquired. The aggregate amount of these costs totaled $754,424, shown as a separate line item on the accompanying 1994 Statement of Operations.

	Operating expenses, not including those associated with the Audisk disposal, increased during fiscal 1994 in the aggregate by 35% when compared to fiscal 1993. The increases comprised a number of factors as follows:

  -- Product development costs increased 40%, stemming from the introduction of new products, most notably the ET100 audioconferencer and the TS612 telephone system. These two products represent an improvement in the Company's traditional product structure. Rather than in the usual, rack-mount metal boxes, significant components are housed in molded plastic casings and have been designed utilizing newer, surface-mount circuit board technology. Although more expensive to design, the Company believes these changes will result in improved performance and greater customer acceptance of the products. The latter is particularly important with respect to the ET100, as it is targeted to a much more end user-oriented segment of the Audioconferencing market.

  -- Operating expenses also rose during fiscal 1994 over fiscal 1993 as a result of hiring additional administrative employees needed to manage increases in domestic and international orders and to improve customer service. In addition, the Company incurred higher rent and utility costs associated with the Company's downtown Salt Lake City facility. In April 1994, the Company determined it was in its best long-term interest to move out of the downtown offices and bring all sales and administrative groups together at the Research Way location. This move is expected to allow the Company to focus more on customer needs and satisfaction, while saving on occupancy costs in the long run.

  -- The Company also incurred some singular costs during the fourth quarter associated with certain organizational and structural changes. Including the office move referred to above, these changes were made to improve the Company's ability to accommodate future growth and improve its operational efficiency. In addition, the Company incurred certain costs associated with the separation of the Company's former President, Chief Financial Officer and Chief Operating Officer, William V. Trowbridge. The total of all these significant reorganization, moving, and severance expenses totaled approximately $450,000.

	The Company incurred additional product development and marketing expenses during the first part of fiscal 1995, primarily associated with the ET100 and the TS612.

	During the year ended June 30, 1994, interest income declined 27% when compared to the prior fiscal year due to lower interest rates on lower investment balances. Interest expense decreased 10% from a combination of two factors. First, the Company increased its long-term capital leases and notes since the previous year. These arrangements were entered into principally to finance the Company's conference call service department. Second, the increased interest expense incurred by these obligations was more than offset by a decrease in interest expense on the short-term line of credit, which the Company did not utilize as much during fiscal 1994.

	The Company's effective income tax rate (i.e., a benefit of 12%) used to calculate the tax benefit derived from fiscal 1994's operating loss, was different than the expected federal statutory income tax rate of 34%, again primarily as a result of the accounting limitations imposed by FASB Statement No. 109.

FINANCIAL CONDITION AND LIQUIDITY

	The Company's current ratio decreased from 2.2:1 at the end of fiscal 1994, to 1.8:1 at the end of fiscal 1995. The decrease was due primarily to a 36% increase in inventory, coupled with an increase in the amount borrowed on the line of credit to carry the higher inventory levels. The increase in inventory was due to the scheduled release of the new ET100 and TS612 products, along with scheduled increases in finished products to allow customers more product availability. The inventory increase was financed by higher borrowings on the line of credit, which also served to help finance fiscal 1995's increased sales and marketing efforts. Working capital was also used to initially finance acquisitions of new capital equipment during the year ended June 30, 1995. The Company is presently seeking to secure long-term financing for these items.

	During the second quarter of 1995, the Company modified its line of credit arrangement with a commercial bank in order to facilitate its plan for growth and increased product availability. Changes included raising the amount available from $1.5 million to $1.75 million, and the interest rate from 0.5% to 1% over prime. The amount outstanding at June 30, 1995 was $1,225,000. The line of credit matures on October 31, 1995, and the Company anticipates renewing the agreement beyond that date.

	As described in the footnotes to the financial statements, the Company has certain commitments relating to capital expenditures. These commitments are in the form of obligations classified as long-term debt and capital leases, both related to the financing of furniture and equipment. Together, the current obligations on these commitments were $240,251 in fiscal 1995 and will be $265,664 in fiscal 1996.

	The Company has undergone a period of operational expansion and significant sales growth over the last fifteen months, especially during the six months ended June 30, 1995. As a result of successfully culminating a period of intense product development and promotion, the Company has experienced various challenges with respect to cash flow. While not necessarily expecting ever-increasing, quarter-after-quarter growth, management of the Company believes that sales and gross margins will generally remain strong during fiscal 1996, and that overall cash flows from operations will improve. To avoid inhibiting the Company's growth in the short-term, however, management has taken steps to bolster available capital resources. Toward the end of fiscal 1995's third quarter, the Company arranged with five of its vendors to convert amounts due them into six-month, 12% promissory notes totalling $602,902. This was done to avert the possibility of the Company becoming delinquent in its trade obligations, and to structure payments on the accounts in accordance with anticipated cash inflows. During September 1995, the final payments on these notes were made. The Company has also improved its inventory management systems, and plans to structure inventory levels so as to maximize purchasing efficiencies, yet continue its program of providing satisfactory product availability to customers. In addition, the Company raised approximately $73,000 at the end of June 1995 via a private placement of common stock. Core revenues continue to strengthen, and the Company is confident that it can achieve its business plan through a combination of internally generated funds and short and/or long-term borrowing, if necessary.

Item 7. FINANCIAL STATEMENTS

		       INDEX TO FINANCIAL STATEMENTS

Report of Independent Auditors

Balance Sheets for June 30, 1995 and 1994.

Statements of Operations for fiscal years ended June 30, 1995, 1994, and 1993.

Statements of Cash Flows for fiscal years ended June 30, 1995, 1994, and 1993.

Statements of Shareholders' Equity for fiscal years ended June 30, 1995, 1994, and 1993.

Notes to Financial Statements

			[Ernst & Young letterhead]



		      Report of Independent Auditors



The Board of Directors and Shareholders
GENTNER COMMUNICATIONS CORPORATION

We have audited the accompanying balance sheets of Gentner Communications Corporation as of June 30, 1995 and 1994, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gentner Communications Corporation at June 30, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles.


							ERNST & YOUNG

							     /s/

Salt Lake City, Utah
August 4, 1995
		   GENTNER COMMUNICATIONS CORPORATION

			      BALANCE SHEETS

      ASSETS                                      YEARS ENDED JUNE 30,
						------------------------
						   1995          1994
						-----------   -----------
   Cash and cash equivalents. . . . . . . . .   $  119,238    $  433,824
   Accounts receivable, less allowances
      of $130,000 in 1995 and $320,000
      in 1994 . . . . . . . . . . . . . . . .    1,644,376     1,337,118
   Refundable income taxes. . . . . . . . . .         -          245,343
   Inventory. . . . . . . . . . . . . . . . .    3,324,866     2,443,444
   Other current assets . . . . . . . . . . .      140,088        99,372
						-----------   -----------
	   Total current assets . . . . . . .    5,228,568     4,559,101

Property and equipment, net . . . . . . . . .    1,829,161     1,498,641
Other assets, net . . . . . . . . . . . . . .      140,731       139,479
						-----------   -----------
	   Total assets . . . . . . . . . . .   $7,198,460    $6,197,221
						===========   ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Notes payable. . . . . . . . . . . . . . .   $1,508,687    $     -
   Accounts payable . . . . . . . . . . . . .      943,723     1,288,007
   Accrued expenses . . . . . . . . . . . . .      297,426       574,361
   Current portion of long-term debt. . . . .       93,506        39,343
   Current portion of capital lease
       obligations. . . . . . . . . . . . . .      128,486       155,434
						-----------   -----------
	   Total current liabilities. . . . .    2,971,828     2,057,145

Long-term debt. . . . . . . . . . . . . . . .      229,372        81,385
Capital lease obligations . . . . . . . . . .      283,799       302,292
						-----------   -----------
	   Total liabilities. . . . . . . . .    3,484,999     2,440,822

Commitments

Shareholders' equity:
   Common stock, 50,000,000 shares
      authorized, par value $.001,
      7,455,375 and 7,338,375 shares
      issued and outstanding at
      June 30, 1995 and 1994. . . . . . . . .        7,455         7,338
   Additional paid-in capital . . . . . . . .    4,244,641     4,171,633
   Accumulated deficit. . . . . . . . . . . .     (538,635)     (422,572)
						-----------   -----------
	   Total shareholders' equity . . . .    3,713,461     3,756,399
						-----------   -----------
	   Total liabilities and
	      shareholders' equity. . . . . .   $7,198,460    $6,197,221
						===========   ===========
			  See accompanying notes


		    GENTNER COMMUNICATIONS CORPORATION

			 STATEMENTS OF OPERATIONS


					     YEARS ENDED JUNE 30,
				 --------------------------------------
				     1995        1994         1993
				 ------------ ------------ ------------
Net sales . . . . . . . . . . . .$11,106,078  $ 8,779,522  $ 8,711,827
Cost of goods sold. . . . . . . .  6,346,348    5,074,926    5,394,508
				 ------------ ------------  -----------
   Gross profit . . . . . . . . .  4,759,730    3,704,596    3,317,319

Operating expenses:
   Marketing and selling. . . . .  2,355,900    1,618,887    1,582,624
   General and administrative . .  1,539,291    1,766,082      945,220
   Product development. . . . . .    802,062      920,079      656,957
   Loss on disposal of Audisk
      product line. . . . . . . .       -         754,424         -
				 ------------ ------------  -----------
	 Total operating expenses  4,697,253    5,059,472    3,184,801
				 ------------ ------------  -----------
	 Operating income (loss).     62,477   (1,354,876)     132,518

Other income (expense):
   Interest income. . . . . . . .     11,479       56,577       77,867
   Interest expense . . . . . . .   (183,790)     (71,497)     (79,143)
   Other, net . . . . . . . . . .     (5,329)     (54,190)    (107,835)
				 ------------ ------------   ----------
	 Total other income
	 (expense). . . . . . . .   (177,640)     (69,110)    (109,111)
				 ------------ ------------   ----------
Income (loss) before
 taxes. . . . . . . . . . . . . .   (115,163)  (1,423,986)      23,407

Provision (benefit) for
 income taxes . . . . . . . . . .        900     (165,000)         661
				 ------------ -------------  ----------

	 Net income (loss)        $ (116,063) $(1,258,986) $    22,746
				 ============  ============ ===========



Earnings (loss) per
 common share . . . . . . . . . . $    (0.02) $     (0.17) $      -
				 ============  ============ ===========




			  See accompanying notes


		    GENTNER COMMUNICATIONS CORPORATION

			 STATEMENTS OF CASH FLOWS

						YEARS ENDED JUNE 30,
				     --------------------------------------
					 1995          1994        1993
				     -----------   -----------  ----------

Cash flows from
 operating activities:
   Cash received from customers . . .$10,624,914  $ 8,506,138  $8,088,101
   Cash paid to suppliers and
     employees  . . . . . . . . . . .(11,937,537)  (8,657,630) (8,396,825)
   Interest received. . . . . . . . .     10,229       55,952      78,537
   Interest paid. . . . . . . . . . .   (176,075)     (72,675)    (78,821)
   Income taxes (paid) refunded . . .    243,643        5,421    (140,097)
				     ------------  ----------- -----------

     Net cash used in operating
	 activities . . . . . . . . . (1,234,826)    (162,794)   (449,105)
				     ------------  ----------- -----------
Cash flows from investing
 activities:
   Purchases of investment
     securities . . . . . . . . . . .       -            -        (57,275)
   Conversion of investment
     fund to money market fund -
     cash equivalent  . . . . . . . .       -            -      1,135,544
   Purchases of property and
     equipment  . . . . . . . . . . .   (632,397)    (337,308)   (216,052)
   Increase in capitalized
     software development and
     purchased software costs . . . .    (95,700)        -           -
   Proceeds from the sale of
     equipment and other assets . . .       -             304       1,000
   Issuance of notes receivable . . .    (45,320)     (34,115)       -
   Repayment of notes receivable. . .      6,665       21,384        -
   Decrease (increase) in other
     assets . . . . . . . . . . . . .     75,584      (26,633)    (13,851)
				     ------------  -----------  ----------

     Net cash provided by (used in)
	 investing activities . . . .   (691,168)    (376,368)    849,366
				     ------------  -----------  ----------
Cash flows from financing
 activities:
   Proceeds from issuance of
     common stock . . . . . . . . . .     73,125         -           -
   Exercise of warrants and
     employee stock options . . . . .       -          19,180        -
   Net (repayment) borrowing
     under line of credit . . . . . .  1,225,000         -       (350,000)
   Net financing of trade payables
     with short-term notes  . . . . .    283,687         -           -
   Proceeds from issuance of
     long-term debt . . . . . . . . .    282,500         -        162,606
   Principal payments of capital
     lease obligations  . . . . . . .   (172,554)    (219,948)   (192,951)
   Principal payments of
     long-term debt . . . . . . . . .    (80,350)     (86,191)    (40,541)
				     ------------  -----------  ----------
       Net cash provided by (used in)
	 financing activities . . . .  1,611,408     (286,959)   (420,886)
				     ------------  -----------  ----------
Net decrease in cash and
  cash equivalents  . . . . . . . . .   (314,586)    (826,121)    (20,625)

Cash and cash equivalents at
  the beginning of the year . . . . .    433,824    1,259,945   1,280,570
				     ------------  -----------  ----------

Cash and cash equivalents at the
  end of the year . . . . . . . . . .$   119,238   $  433,824  $1,259,945
				     ============  =========== ===========

Reconciliation of net income
  (loss) to net cash used in
  operating activities:
    Net income (loss) . . . . . . . .$  (116,063) $(1,258,986) $   22,746
    Adjustments to reconcile net
      income (loss) to net cash
      provided by (used in)
      operating activities:
	Depreciation and
	  amortization of property
	  and equipment. . . . . . .     427,355      283,266     260,462
	Amortization of other assets      23,265       60,505      45,946
	Loss on investments  . . . .        -            -         15,905
	Loss on disposal of Audisk
	  product line . . . . . . .        -         754,424        -
	Other  . . . . . . . . . . .       1,635       24,739      20,361
	Changes in operating assets
	  and liabilities, exclusive
	  of Audisk-related amounts:
	    Accounts receivable  . .    (307,258)    (260,617)   (504,843)
	    Refundable income taxes      245,343     (157,136)    (88,207)
	    Inventory  . . . . . . .    (881,422)    (274,432)   (691,149)
	    Prepaid expenses . . . .      (6,462)      10,736     101,756
	    Accounts payable and
	      accrued expenses   . .    (621,219)     657,150     373,210
	    Deferred income taxes  .        -          (2,443)     (5,292)
				     ------------  -----------  ----------

	      Net cash used in
		operating activities $(1,234,826)   $(162,794)  $(449,105)
				     ============   ==========  ==========

    SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

					     YEARS ENDED JUNE 30,
				     -------------------------------------
					  1995         1994        1993
Property and equipment               ------------   ----------  ----------
   financed by capital leases . . .  $   127,113       $62,094    $489,986
				     ===========    ==========  ==========

			  See accompanying notes

                    GENTNER COMMUNICATIONS CORPORATION

		    STATEMENTS OF SHAREHOLDERS' EQUITY

							Retained
			    Common Stock     Additional Earnings    Investment
			 ------------------  Paid-In   (Accumulated Valuation
			  Shares     Amount  Capital     Deficit)   Allowance
			 ---------   ------  ---------- ---------   ----------
Balances at
 June 30, 1992 . . . . . 7,313,900  $7,314 $4,152,477   $813,668  $(29,541)
   Market valuation
     adjustment for
     long-term
     securities. . . . .      -       -          -          -       29,541
   Net income  . . . . .      -       -          -        22,746      -
			 ---------  ------  --------- ----------- ---------
Balances at
 June 30, 1993 . . . . . 7,313,900   7,314  4,152,477    836,414      -
   Exercise of warrants
     and employee stock
     options . . . . . .    24,475      24     19,156       -         -
    Net loss  . . . . . .     -       -          -    (1,258,986)     -
			 --------- -------  ---------  ---------- ---------

Balances at
 June 30, 1994 . . . . . 7,338,375   7,338  4,171,633   (422,572)     -
   Issuance of common
     stock (no offering
     costs incurred) . .   117,000     117     73,008       -         -
   Net loss  . . . . . .      -       -          -      (116,063)     -
			 ---------  ------   --------  ----------  ---------
Balances at
 June 30, 1995 . . . . . 7,455,375  $7,455  $4,244,641 $(538,635)  $  -
			 =========  ======  ========== ==========  =========


			  See accompanying notes
		    GENTNER COMMUNICATIONS CORPORATION

		       NOTES TO FINANCIAL STATEMENTS


1.      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

	Gentner Communications Corporation (the Company), designs and manufactures high-technology electronic equipment for the Broadcast, Audioconferencing, and Professional Audio markets. The Company also provides domestic and international conference calling services. The Company grants credit without requiring collateral to substantially all its customers within these markets.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventory - Inventories are stated at the lower of cost (first-in, first-out) or market.

Revenue Recognition - Revenue from product sales is recognized at the time product is shipped by the Company to its customers, including distributors, all of which are unaffiliated, and net of allowances for returns and uncollectible accounts.

Property and Equipment - Property and equipment are stated at cost. Depreciation and amortization are provided over the estimated useful lives of the respective assets using the straight-line method.

Other Assets - Other assets consist primarily of intangible assets which are stated at cost less accumulated amortization. The Company amortizes these costs on a straight-line basis over three to ten years.

Earnings (Loss) Per Common Share - Earnings (loss) per common share was calculated using the modified treasury stock method, and was based on weighted average equivalent shares outstanding of 7,338,697, 7,330,488, and 7,313,900, for the years ended June 30, 1995, 1994, and 1993. Stock options and warrants to purchase common stock have been excluded from the computation of per share amounts in years when the effect was antidilutive.

Research and Development Costs - Research and development costs are expensed as incurred.

Software Development Costs - The Company capitalizes a portion of its software development costs. Both capitalized software development costs and purchased software costs are amortized on a straight-line basis over the estimated useful life of three years or the ratio of current revenue to the total of current and anticipated future revenue, whichever is greater. Amortization generally commences when the related products begin shipping. The total of purchased software costs and software development costs capitalized during the year ended June 30, 1995 was $95,700. Capitalizable costs in prior periods were immaterial. Amortization expense recorded during that same year was $13,292. Unamortized costs are stated at the lower of cost or net realizable value and are included in other assets for 1995 net of accumulated amortization.

Income Taxes - Effective July 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109, "Accounting for Income Taxes." As permitted under the new rules, prior years' financial statements have not been restated. The cumulative effect of adopting Statement 109 was not significant.

Reclassifications - Certain reclassifications have been made to prior years' amounts to conform with the current year presentation.

2.      SIGNIFICANT CUSTOMER

	The Company sells a substantial portion of its products to a major distributor in the Broadcast market. For the fiscal years ended June 30, 1995, 1994, and 1993, sales to this distributor aggregated $1,946,775 (18%), $1,385,110 (16%), and $2,478,140 (28%), respectively. At the end of those years amounts due from this customer were $239,976, $83,014, and $292,713, respectively.

3.      INVENTORY

	Inventory is summarized as follows:

						      JUNE 30,
					   -----------------------------
						  1995          1994
					   --------------  -------------

	Raw materials. . . . . . . . . . . . $   959,478    $   882,388
	Work in progress . . . . . . . . . .   1,380,393        849,949
	Finished goods . . . . . . . . . . .     984,995        711,107
					    ------------    -----------
       Total inventory. . . . . . . . . . .  $ 3,324,866    $ 2,443,444
					    ============   ============

4.      PROPERTY AND EQUIPMENT

	Major classifications of property and equipment and estimated useful lives are as follows:

						     JUNE 30,
					   -----------------------------
						 1995          1994
					   --------------  -------------

	Office furniture and equipment -
	 5 to 10 years . . . . . . . . . . .  $ 2,175,283    $ 1,893,890
	Manufacturing and test equipment -
	 5 to 10 years . . . . . . . . . . .    1,051,043        800,529
	Telephone bridging equipment -
	 10 years. . . . . . . . . . . . . .      417,434        205,855
	Vehicles - 3 to 5 years. . . . . . .       16,753         16,753
					     ------------    -----------
						3,660,513      2,917,027
	Accumulated depreciation
	       and amortization. . . . . . .   (1,831,352)    (1,418,386)
					     ------------    -----------
	  Net property and equipment . . . .  $ 1,829,161    $ 1,498,641
					     ============    ===========

5.      OTHER ASSETS

	Other assets consist principally of deposits, officer notes receivable, insurance policy cash values, capitalized software costs, and purchased technology. Amortization is computed on a straight-line basis over three to ten years for those assets with limited useful lives. Accumulated amortization was $74,331 and $52,720 at June 30, 1995 and 1994, respectively.

6.      LINE OF CREDIT

	The Company maintains a line of credit ($1,225,000 outstanding and $1,750,000 available at June 30, 1995, none outstanding and $1,500,000 available at June 30, 1994) with a commercial bank, which expires October 31, 1995 and which the Company anticipates renewing beyond that date. Any borrowings accrued interest at the rate of 1% over prime (10% as of June 30, 1995). The terms of the line of credit prohibit the payment of dividends and require the Company to maintain other defined financial ratios and restrictive covenants. No compensating balance arrangements are required.


7.      LONG-TERM DEBT

	Long-term debt consists of the following:
							      JUNE 30,
						   -------------------------
							1995         1994
						   -------------  ----------
	 8.5% note due to a financial institution,
	 with monthly payments of $4,008, due
	 April 1997, secured by manufacturing and
	 test equipment with a book value of
	 $62,157. . . . . . . . . . . . . . . . . .  $  81,395  $ 120,728

	 1.5% over prime note due to a financial
	 institution, with monthly payments of
	 $5,846, due July 1999, secured by
	 manufacturing and test equipment with a
	 book value of $225,543 . . . . . . . . . .    241,483       -
						       -------   --------
						       322,878    120,728
      Less current portion  . . . . . . . . . . . .    (93,506)   (39,343)
						       --------   -------
	  Total long-term debt . . . . . . . . . . . $ 229,372  $  81,385
						       ========   ========


	Annual principal installments of long-term debt are $93,506, $94,470, $60,999, $66,556, and $7,347 for the years ending June 30, 1996, 1997, 1998,
1999, and 2000, respectively.


8.      LEASES

	The Company has entered into capital leases with finance companies to finance the purchase of certain furniture and equipment. Property and equipment under capital leases are as follows:
							    JUNE 30,
						    -----------------------
							1995         1994
						    ----------- -----------
     Office furniture and equipment . . . . . . . .  $ 353,217   $ 353,746
     Manufacturing equipment. . . . . . . . . . . .     92,582      92,582
     Telephone bridging equipment . . . . . . . . .    320,050     192,937
						       --------    --------
						       765,849     639,265
     Accumulated amortization . . . . . . . . . . .   (279,155)   (163,281)
						      ---------   ---------
       Net property and equipment under
	 capital leases . . . . . . . . . . . . . .  $ 486,694   $ 475,984
						      =========   =========

	Future minimum lease payments under capital leases and noncancelable operating leases with initial terms of one year or more are as follows:

					       Capital      Operating
					       -------      ---------
   For years ending June 30:
       1996. . . . . . . . . . . . . . . . .  $ 172,158      $283,642
       1997. . . . . . . . . . . . . . . . .    160,828       273,688
       1998. . . . . . . . . . . . . . . . .    117,263       241,202
       1999. . . . . . . . . . . . . . . . .     34,932        33,304
       2000. . . . . . . . . . . . . . . . .      7,885         7,799
       Thereafter. . . . . . . . . . . . . .       -             -
					      ----------     --------
	      Total minimum lease payments .    493,066      $839,635
							     ========
   Less use taxes  . . . . . . . . . . . . .    (29,004)
					      ----------
	      Net minimum lease payments . .    464,062
   Less amount representing interest . . . .    (51,777)
					      ----------
	      Present value of net
	      minimum lease payments . . . .    412,285
   Less current portion  . . . . . . . . . .   (128,486)
					      ----------
	      Capital lease obligations. . .  $ 283,799
					      ==========

	Certain operating leases contain escalation clauses based on the consumer price index. Rental expense, which was composed of minimum rentals under operating lease obligations, was $146,755, $223,139, and $192,012, for the years ended June 30, 1995, 1994, and 1993, respectively. The Company's operating lease on its facility, which expires August 31, 1998, provides for a renewal option extending the terms an additional two years. Rates charged would be at prevailing market rates at the time of renewal.


9.      ROYALTY AGREEMENTS

	The Company is the general partner of two limited partnerships, Gentner Research Ltd. ("GRL"), and Gentner Research II, Ltd. ("GR2L"), both related parties. GRL sold the proprietary interest in a remote control product line to the Company in exchange for royalty agreements in 1987 and 1988. Royalty expense under the agreements with GRL for the years ended June 30, 1995, 1994, and 1993, was $17,900, $21,300, and $31,200, respectively. Once new product is developed, the Company plans on entering into similar arrangements with GR2L, which is now in the development stage. At June 30, 1995, GR2L owed the Company $27,970 in start-up and other incidental expenses.


10.     INCOME TAXES

	Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

							   JUNE 30,
						      -------------------
							1995       1994
						      --------    -------
  Deferred tax liabilities:
    Tax over book depreciation . . . . . . . . . .  $ 126,000    $164,000
    Unamortized software costs . . . . . . . . . .     32,000        -
						     ---------   ---------
      Total deferred tax liabilities . . . . . . .    158,000     164,000
						     ---------   ---------
  Deferred tax assets:
    Accounts receivable and other reserves . . . .     34,000      98,000
    Capital loss carryforward. . . . . . . . . . .       -         19,000
    UNICAP inventory costs . . . . . . . . . . . .       -         12,000
    Inventory reserves . . . . . . . . . . . . . .     41,000      78,000
    Product warranty accruals. . . . . . . . . . .      4,000       4,000
    Net operating loss carryforwards . . . . . . .    413,000     136,000
    Tax credit carryforwards . . . . . . . . . . .    186,000     240,000
						     ---------   ---------
      Total deferred tax assets  . . . . . . . . .    678,000     587,000
    Valuation allowance for deferred tax assets. .   (520,000)   (423,000)
						     ---------   ---------

      Net deferred tax assets. . . . . . . . . . .    158,000     164,000
						     ---------   ---------
      Net deferred taxes . . . . . . . . . . . . .  $    -       $   -
						     =========   =========

	Significant components of the provision (benefit) for income taxes for the fiscal years ended June 30 are as follows:

					   Liability Method     Deferred
					  -----------------      Method
					    1995     1994         1993
					  -------   ------      --------
  Current:
    Federal. . . . . . . . . . . . . .  $   -     $(140,000)    $ 3,754
    State. . . . . . . . . . . . . . .     900      (25,000)      2,199
					  ----    ----------    --------
      Total current. . . . . . . . . .     900     (165,000)      5,953
					  ----    ----------    --------
  Deferred:
    Federal. . . . . . . . . . . . . .      -          -         (3,013)
    State. . . . . . . . . . . . . . .      -          -         (2,279)
					  ----   -----------    --------
      Total deferred . . . . . . . . .      -          -         (5,292)
					  ----   -----------    --------
					$  900    $(165,000)    $   661
					  ====    ==========    ========

	The components of the benefit for deferred income taxes for the year ended June 30, 1993 are as follows:

     Depreciation expense deducted for tax
       returns in periods different than for
       financial reporting . . . . . . . . . . . . . . . . . .  $ 2,739
     Reserves deducted for tax returns in periods
       different than for financial reporting  . . . . . . . .   (7,588)
     Inventory costs deducted for tax returns in
       periods different than for financial reporting. . . . .     (959)
     Tax credits utilized  . . . . . . . . . . . . . . . . . .     -
     Other, net  . . . . . . . . . . . . . . . . . . . . . . .      516
								--------
       Benefit for deferred income taxes . . . . . . . . . . .  $(5,292)
								========

     The reconciliation of income tax computed at the U.S. federal statutory tax rate to income tax expense (benefit) for the years ended June 30 is:

						 Liability Method    Deferred
						 ----------------    Method
						    1995    1994      1993
						 --------   -----     -------
  Tax at federal statutory rate. . . . . . . . .  (34.0)%  (34.0)%    34.0%
  Increase (reduction) in computed
   tax rate resulting from:
      State income tax, net of federal
	effect . . . . . . . . . . . . . . . . .   (3.5)    (3.5)      (.4)
      Valuation allowance. . . . . . . . . . . .   20.0     28.5        -
      Nondeductible expenses applicable
	to R & D tax credit  . . . . . . . . . .   12.1       .8        -
      Statutory tax disallowance of
	entertainment expenses . . . . . . . . .    3.4       .1       9.6
      Nondeductible life
       insurance premiums. . . . . . . . . . . .     .8       .1       7.0
      Write-off of certain
       intangible assets . . . . . . . . . . . .     -        -      (41.6)
      Nondeductible intangible asset
       amortization and other. . . . . . . . . .    2.0       .2      25.0
      R & D tax credit . . . . . . . . . . . . .     -        -      (15.0)
      Income taxed at other than the
	statutory rate . . . . . . . . . . . . .     -      (3.8)    (15.8)
						   -----   -------   ------
						    0.8%   (11.6)%     2.8%
						   =====   =======   ======

	At June 30, 1995, for income tax purposes the Company had net operating loss and research and development tax credit carryforwards of approximately $1,120,000 and $180,000, respectively, that expire in 2010.

11.     STOCK OPTIONS

	The Company's 1990 Incentive Plan has available 700,000 shares of common stock for issuance to employees and directors, including the grant of stock options. Changes in the number of stock options under the Plan are as follows:
							     Price Range
						 Shares       Per Share
						 -------     ------------
 Year ended June 30,
  1995:    Granted . . . . . . . . . . . . .      25,000          $0.81
	   Exercised . . . . . . . . . . . .        -               -
	   Expired and canceled. . . . . . .     (11,000)    $0.81 to $0.88
	   Outstanding . . . . . . . . . . .     490,000     $0.69 to $1.81
	   Exercisable . . . . . . . . . . .     396,500     $0.69 to $1.81

  1994:    Granted . . . . . . . . . . . . .      60,000          $1.81
	   Exercised . . . . . . . . . . . .     (23,500)    $0.69 to $1.00
	   Expired and canceled. . . . . . .    (153,000)    $0.69 to $1.81
	   Outstanding . . . . . . . . . . .     476,000     $0.69 to $1.81
	   Exercisable . . . . . . . . . . .     332,000     $0.69 to $1.81

  1993:    Granted . . . . . . . . . . . . .     320,000          $0.69
	   Exercised . . . . . . . . . . . .        -               -
	   Expired and canceled. . . . . . .     (48,000)    $0.69 to $1.25
	   Outstanding . . . . . . . . . . .     592,500     $0.69 to $1.25
	   Exercisable . . . . . . . . . . .     252,000     $0.69 to $1.25

	On June 30, 1993, the Company registered with the Securities and Exchange Commission all shares of common stock previously issued or issuable under the Plan.


12.     RESTRICTED STOCK OFFERING

	On June 30, 1995, the Company issued 117,000 shares of common stock to certain members of the Company's Board of Directors and a family member of one Director. The shares were sold at $0.625 per share, with proceeds from the sale aggregating $73,125. The price reflected the fair market value of the shares, which are restricted in terms of their resale under Rule 144 of the Securities Act of 1933. The funds were used to pay down the Company's line of credit.

13.     WARRANTS

	During 1991, the Company filed a registration statement with the Securities and Exchange Commission in connection with a secondary public offering of 1,437,500 units. Each unit consisted of three shares of common stock and two redeemable common stock purchase warrants. As of June 30, 1995, there were 2,874,025 warrants outstanding. No warrants were exercised during fiscal 1995, and 975 were exercised during fiscal 1994.

	Each warrant entitles the registered holder to purchase one share of the Company's common stock at an exercise price of $1.50 until September 22, 1996. The warrants are redeemable by the Company on 30 days prior written notice at a redemption price of $.05 per warrant if the NASDAQ closing bid price of the common stock equals or exceeds $2.50 per share for any 30 consecutive trading days ending within 15 days of the redemption notice.

	The Company also granted the underwriter an option to purchase a total of 125,000 units at $3.60 per unit, each unit consisting of three shares of common stock and warrants to purchase shares of common stock. The option expires September 22, 1996. On exercise of all or a portion of the option, these particular warrants would carry an exercise price of $3.60 per share of common stock, would not be redeemable, and would expire on September 22, 1996.


14.     INTERNATIONAL SALES

	The Company operates substantially in one business segment and product area - electronic audio processing and conferencing communications equipment - which is sold in the Broadcast, Audioconferencing, and Professional Audio markets. These products are all marketed, distributed from, designed, and manufactured at the Company's facilities in Salt Lake City.

	The Company ships products to unaffiliated distributors in worldwide markets. In fiscal 1995, 1994 and 1993, respectively, such international sales were $1,420,000, $1,189,000, and $1,697,000, and accounted for 13%, 14%, and 19% of total sales. During those years the Company shipped the following amounts, respectively, to the following areas: Canada - $341,900, $272,800, and $390,630; Asia - $579,800, $355,390, and $466,000; Europe - $197,900,
$227,720, and $501,890; Latin America - $78,800, $115,500, and $196,150; Other
areas - $221,600, $217,590, and $142,330.

15.     RETIREMENT SAVINGS AND PROFIT SHARING PLAN

	The Company has a 401(k) retirement savings and profit sharing plan in which it makes discretionary matching contributions, as authorized by the Board of Directors. All full-time employees who are at least 21 years of age and have a minimum of six months of service with the company at the plan date are eligible to participate in the plan. Matching contributions, if made, are based upon amounts participating employees contribute to the plan. The Company's retirement plan contributions for the 1995, 1994, and 1993 fiscal years totaled $10,375, $10,851, and $10,018, respectively.


16.     AUDISK PRODUCT LINE

	In 1992, the Company acquired all products, product rights, and related technology of MacroMedia, Inc. ("MacroMedia") of Northfield, Minnesota. These assets were collectively represented by a product line known as Audisk, a digital audio storage system used in AM and FM radio systems. The transaction also included the execution of a four-year employment agreement with the president of MacroMedia, which provided for 2% royalty payments based on certain Audisk sales.

	During fiscal 1994, the Company sold its Audisk product line and, as a result, wrote off certain capitalized amounts included in accounts receivable, inventory, and other assets. Furthermore, the Company incurred certain expenses associated with terminating the aforementioned employment agreement. Accordingly, the Company wrote off $754,424, representing the aggregate amount of these costs.


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


Not applicable.


				 PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

	The following individuals are currently directors or executives officers of the Company:

								  Director
       Name        Age   Principal Occupation                     Since
------------------ ---  -------------------------------------     ---------
Russell D. Gentner  40  Chairman of the Board of Directors,
			Chief Executive Officer, and President      1985

Edward Dallin
Bagley*             57  Attorney                                    1994

Brad R. Baldwin     40  President and Chief Executive Officer
			of Bank One, Utah                           1988

Edward N. Bagley*   83  Vice President of Smith Barney and
			Chairman of the Board of Mining Services
			International                               1993

Dwight H. Egan      42  President and Chief Executive Officer
			of Broadcast International, Inc.            1994

K. Bradford Romney  39  President and Chief Executive Officer
			of Dayna Communications, Inc.               1994


   * Edward N. Bagley and Edward Dallin Bagley are father and son, respectively.

			  -   ----------------

	Russell D. Gentner is Chairman of the Board of Directors, Chief Executive Officer, and President of the Company. Mr. Gentner has served in the positions of Chairman and Chief Executive Officer since 1985, when the Company merged with its predecessor, Gentner Engineering Company, Inc. ("GEC"). GEC was founded by Mr. Gentner in 1981, and he served as its Chairman, Chief Executive Officer, and President from its inception until its merger with the Company. Mr. Gentner has served as President of the Company from 1985 to 1990 and from April 1994 to the present. Mr. Gentner earned his Bachelor of Science degree in Electrical Engineering in 1977 from the University of Utah and a Master of Business Administration degree from the University of Utah in 1990.

	Edward Dallin Bagley has been a Director of the Company since April 1994. Previously, Mr. Bagley served as a Director of the Company from April 1987 to July 1991. Mr. Bagley began practicing law in 1965. He later founded Bagley Securities, Inc., a stock brokerage firm located in Salt Lake City, Utah. During the past five years, Mr. Bagley has served as vice president of National Financial, a computer back-up accounting firm for health clubs. Mr. Bagley is also currently a director of Mining Services International, a publicly-held developer of explosives technology and supplier of chemicals to the mining industry located in Salt Lake City, Utah, Ion Laser Technology, a manufacturer of argon and krypton gas and carbon dioxide lasers, and Tunex International, a chain of automotive engine performance and service centers. Mr. Bagley received a Juris Doctorate in 1965 from the University of Utah College of Law.

	Brad R. Baldwin has been a Director of the Company since October 1988. Since October 1, 1994, Mr. Baldwin has served as President and Chief Executive Officer of Bank One, Utah, a commercial bank headquartered in Salt Lake City, Utah. Mr. Baldwin served as Senior Vice President and General Counsel of Bank One from 1988 until his appointment as President and CEO. From 1981 to 1988, Mr. Baldwin was engaged in the general practice of law at the firm of Biele, Haslam & Hatch in Salt Lake City, Utah. Mr. Baldwin received a Juris Doctorate in 1980 from the University of Washington.

	Edward N. Bagley has been a director of the Company since January 1993. Mr. Bagley is currently Vice President of Smith Barney, with whom he has been associated since 1971. Mr. Bagley has worked in the investment industry since 1934. Mr. Bagley is also Chairman of the Board of Directors of Mining
Services International. He received a bachelors degree from Utah State University in 1933.

	Dwight H. Egan has been a director of the Company since November 1994. Mr. Egan is currently the President, Chief Executive Officer, and Chairman of the Board of Broadcast International, Inc., a satellite communications and business information company located in Salt Lake City, Utah. Mr. Egan has served as an officer and director of Broadcast International since November 1985.

	K. Bradford Romney has been a Director of the Company since November 1994. Since 1991, Mr. Romney has been the President and Chief Executive Officer of Dayna Communications, Inc., a computer networking company based in Salt Lake City, Utah. He has been a director of Dayna since 1990. He served as Executive Vice President of Dayna upon joining the company in 1986 until his appointment as President and Chief Executive Officer. From 1982 to 1986, Mr. Romney was Executive Vice President of Keith Romney & Associates. Mr. Romney is also a director of EFI Electronics, Inc. and Magellan Technology, Inc. Mr. Romney received a Juris Doctorate and a Master of Business Administration degree from Brigham Young University in 1982.

	All directors serve until their successors are elected and have qualified. The Company currently pays each outside director $650 per month for services provided as a director. Inside directors receive no additional compensation for serving on the Board. Officers are elected to serve, subject to the discretion of the Board, until their successors are appointed.

COMMITTEES OF THE BOARD OF DIRECTORS

	The Board of Directors has three committees, the Executive, Audit, and Compensation Committees. The Executive Committee is composed of Mr. Russell
D. Gentner and has one vacancy. The Audit Committee is currently composed of Mr. Brad R. Baldwin, Mr. Edward Dallin Bagley, and Mr. K. Bradford Romney.
The Compensation Committee is currently composed of Mr. Brad R. Baldwin, Mr. Edward Dallin Bagley, and Mr. Dwight H. Egan. The Executive Committee exercises all the powers and authority of the Board of Directors in the management of the business and affairs of the Company except those which by statute, Certificate of Incorporation or By-laws are reserved to the Board of Directors. The Audit Committee is authorized to review proposals of the Company's auditors regarding annual audits, recommend the engagement or discharge of the Company's auditors, review recommendations of such auditors concerning accounting principles and the adequacy of internal controls and accounting procedures and practices, to review the scope of the annual audit, to approve or disapprove each professional service or type of service other than standard auditing services to be provided by the auditors, and to review and discuss the audited financial statements with the auditors. The Compensation Committee makes recommendations to the Board of Directors regarding remuneration of the executive officers and directors of the Company and administers the 1990 Incentive Plan for directors, officers, and key employees.

MEETINGS OF THE BOARD OF DIRECTORS AND COMMITTEES

	The Board of Directors held 11 meetings during the last fiscal year. The Executive Committee held no formal meetings during the last fiscal year. The Audit Committee held one meeting during the last fiscal year. The Compensation Committee held two meetings during the last fiscal year.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

	During fiscal year 1995, Edward N. Bagley filed a Form 4 relating to a single transaction that occurred in 1993, and Keldon A. Paxman and Edward D. Bagley each filed a Form 3 on dates beyond the due dates.


Item 10.        EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

	The following table sets forth the compensation of the Chief Executive Officer of the Company and the other most highly compensated executive officers of the Company for each of the Company's last three fiscal years whose total salary and bonus for the year ended June 30, 1995 exceeded $100,000, for services rendered in all capacities to the Company during such fiscal years.

			SUMMARY COMPENSATION TABLE


			    Annual Compensation
							       Other Annual
Name and Position        Year           Salary       Bonus     Compensation
-------------------    -------        ---------     --------   -------------

Russell D. Gentner     Fiscal
Chairman, CEO          94-95           $150,000     $15,000       None

President              Fiscal
		       93-94           $150,000     $15,000       None

		       Fiscal
		       92-93           $150,000     $35,000       None

William H. Gillman     Fiscal
Vice-President of      94-95           $100,000      None         None
Operations
		       Fiscal
		       93-94           $ 12,827      None         None

		       Fiscal
		       92-93              --          --           --

			    Long Term Compensation

			       Restricted                        All Other
				 Stock     Options     LTIP       Compen-
Name and Position       Year     Awards    /SARS      Payouts     sation*
------------------     ------  ----------  -------    --------   -----------

Russell D. Gentner     Fiscal
Chairman               94-95      None     None        None        $890
CEO
President              Fiscal
		       93-94      None     None        None        $890

		       Fiscal
		       92-93      None     100,000     None        $890


William H. Gillman     Fiscal
Vice-President of      94-95      None     None        None        $538
Operations
		       Fiscal
		       93-94      None     None        None        None

		       Fiscal
		       92-93      --        --          --          --


* These amounts reflect the Company's contributions to the deferred compensation plan (401(k) plan).


STOCK OPTIONS/SARS

	The following table sets forth the stock option and SAR grants to the named executive officers in the last fiscal year:

	   OPTION/SAR GRANTS IN FISCAL YEAR ENDED JUNE 30, 1995
			    (INDIVIDUAL GRANTS)

				  Percent of
				total options/
				 SARs granted    Exercise or   Expir-
		  Options/SARs   to employees    base price    ation
Name and Position  Granted (#)  in fiscal year    ($/share)     Date
----------------- ------------- ---------------  ------------ -------
Russell D. Gentner    0             --               --         --
Chairman
CEO
President

William H. Gillman    0             --               --         --
Vice President
of Operations


AGGREGATED STOCK OPTION/SAR EXERCISES


The following table sets forth the aggregated stock options and SARs exercised by the named executive officers in the last fiscal year and the year-end value of unexercised options and SARs:

    AGGREGATED OPTION/SAR EXERCISES IN FISCAL YEAR ENDED JUNE 30, 1995
		   AND FISCAL YEAR-END OPTION/SAR VALUES

							       Value of
					       Number of      unexercised
		      Shares                  unexercised    in-the-money
		    acquired on             options/SARs at  options/SARs
		   excercise (#)    Value     FY-end (#)     at FY-end ($)
		   exercisable/   realized   exercisable/    exercisable/
Name and Position  unexercisable     ($)     unexercisable   unexercisable
----------------- --------------- ---------  -------------- --------------
Russell D. Gentner       0        -   -      90,000/40,000  $11,250/$5,000
Chairman
CEO
President

William H. Gillman       0        -   -      17,500/7,500     $2,187/$938
Vice President of
Operations


Item 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

	The following table sets forth certain information regarding ownership of the Common Stock of the Company as of September 21, 1995 by (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding Common Stock of the Company, (ii) each director of the Company,
(iii) the Chief Executive Officer and each other executive officer of the Company as of June 30, 1995 whose salary and bonus for the year ended June 30, 1995 exceeded $100,000, and (iv) all executive officers and directors of the Company as a group. Each person has sole investment and voting power with respect to the shares indicated, subject to community property laws where applicable, except as otherwise indicated below.

				      Amount of                 Percentage
Names of Beneficial Owners      Beneficial Ownership             of Class
--------------------------      --------------------            ----------
Russell D. Gentner                   686,128(1)                     9.0%
Edward Dallin Bagley                 411,207(2)                     5.4%
William H. Gillman                   180,119(3)                     2.4%
Brad R. Baldwin                       79,166(4)                     1.0%
Edward N. Bagley                     269,833(5)                     3.5%
Dwight H. Egan                         5,000(6)                     0.1%
K. Bradford Romney, Jr.                5,000(6)                     0.1%
Directors and Executive Officers
  as a Group (9 persons)           1,654,453(1)(2)(3)(4)(5)(6)(7)  21.6%

(1) Includes: 595,928 shares owned directly; options to purchase 90,000 shares that are exercisable within 60 days; and 200 shares owned by Mr. Gentner's wife. Excludes: options to purchase 40,000 shares that are not exercisable within 60 days.

(2) Includes: 306,157 shares owned directly; 100,000 shares owned by a corporation controlled by Mr. Bagley; 50 shares owned by Mr. Bagley's wife as custodian for one of Mr. Bagley's daughters; and options to purchase 5,000 shares that are exercisable within 60 days. Excludes: 50 shares owned by another of Mr. Bagley's daughters; shares owned by the Bagley Family Revocable Trust, all of which Mr. Bagley disclaims beneficial ownership; and options to purchase 25,000 shares that are not exercisable within 60 days.

(3) Includes: 162,619 shares owned directly and options to purchase 17,500 shares that are exercisable within 60 days. Excludes: options to purchase 17,500 shares that are not exercisable within 60 days.

(4) Includes: 54,666 shares owned directly; options to purchase 17,500 shares that are exercisable within 60 days; 5,000 shares owned by Mr. Baldwin's wife; and warrants to purchase 2,000 shares that are currently exercisable. Excludes: options to purchase 17,500 shares that are not exercisable within 60 days.

(5) Includes: 257,333 shares owned by the Bagley Family Revocable Trust, of which Mr. Bagley is a co-trustee with his wife; and options to purchase 12,500 shares that are exercisable within 60 days. Excludes: shares held or controlled by Mr. Bagley's son (Edward Dallin Bagley) and granddaughters as described in footnote 2 above, all of which Mr. Edward N. Bagley disclaims beneficial ownership; and options to purchase 17,500 shares that are not exercisable within 60 days.

(6) Includes: options to acquire 5,000 shares that are exercisable within 60 days. Excludes: options to acquire 25,000 shares that are not exercisable within 60 days.

(7) Includes: 1,000 shares owned directly and options to acquire 17,000 shares by two other officers that are exercisable within 60 days. Excludes: options to acquire 23,000 shares by those officers that are not exercisable within 60 days.


Item 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	Gentner Research Ltd. ("GRL"), is a related limited partnership, formed in August 1985, in which the Company is the general partner and Russell Gentner, Edward Dallin Bagley and, among other unrelated parties, certain members of their families, are the limited partners. In 1987 and 1988, GRL sold to the Company proprietary interests in the VRC-1000 (now VRC-2000), VRC-1000 Modem (now VRC-2000), and Digital Hybrid in exchange for royalty payments. Royalty expense with GRL for the years ending June 30, 1995 and 1994 was $17,900 and $21,300 respectively. The following directors and/or executive officers and members of their immediate families have purchased the following interests in GRL:

	Russell D. Gentner (Pres/CEO/Director) . . . . . . . . . . .  5.21%
	Edward Dallin Bagley (Director). . . . . . . . . . . . . . . 10.42%
	Edward N. Bagley (Director). . . . . . . . . . . . . . . . .  5.21%
	Hyrum S. Gentner (father of Russell Gentner) . . . . . . . .  5.21%
	Robert O. Baldwin (father of Brad Baldwin) . . . . . . . . . 10.42%

	The Company has also begun formation of a second related limited partnership, Gentner Research II, Ltd. ("GR2L"), also in which it will act as general partner. Once new products have been developed, the Company intends to enter into royalty agreements similar to those entered into with GRL. At June 30, 1995, GR2L owed the Company $27,970 in start-up and other incidental expenses. GR2L has received approximately $100,000 in investment capital as part of an on-going offering. Based on this amount, the following directors and/or executive officers and members of their immediate families have thus far purchased the following interests in GR2L:

	William H. Gillman (Vice President). . . . . . . . . . . . .  5.44%
	Brad R. Baldwin (Director) . . . . . . . . . . . . . . . . .  5.44%
	Robert O. Baldwin (father of Brad Baldwin) . . . . . . . . . 16.32%
	Hyrum S. Gentner (father of Russell Gentner) . . . . . . . .  5.44%

	On June 30, 1995, the Company issued 117,000 shares of the Company's common stock to four related parties in a private stock issuance. Two of the investors were directors, Edward Dallin Bagley and Brad R. Baldwin, the third was the son of Edward Dallin Bagley, and the fourth was a family trust of another director, Edward N. Bagley. The shares were sold at $0.625 per share, for a total offering of $73,125. The price represented the fair market value for such restricted stock. The funds were used to pay down a line of credit.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B.

	The following exhibits are hereby incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1989. The exhibit numbers shown are those in the 1989 Form 10-K as originally filed.

EXHIBIT
NUMBER          DESCRIPTION

3.1 Articles of Incorporation and all amendments thereto through March 1, 1988.

10.4    VRC-1000 Purchase Agreement between Gentner Engineering
	Company, Inc. (a former subsidiary of the Company which was merged into the Company) and Gentner Research Ltd., dated
	January 1, 1987.

10.6 Commercial Lease between the Company and Dell S. Nichols, dated January 15, 1988.

10.8    Form of Split-Dollar Insurance Agreement.

	The following exhibit is hereby incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990. The exhibit number shown is the one in the 1990 Form 10-K as originally filed.

EXHIBIT
NUMBER      DESCRIPTION

10.1    Dealer Agreement between the Company and Allied Broadcast
	Equipment, dated January 19, 1990.

	The following exhibits are hereby incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991. The exhibit numbers shown are those in the 1991 Form 10-K as originally filed.

EXHIBIT
NUMBER      DESCRIPTION

3.1     Amendment to Articles of Incorporation, dated July 1, 1991.

10.1 Internal Modem Purchase Agreement between Gentner Engineering Company, Inc. and Gentner Research, Ltd., dated October 12, 1987.

10.2 Digital Hybrid Purchase Agreement between Gentner Engineering, Inc. and Gentner Research, Ltd., dated September 8, 1988.

	The following exhibits are hereby incorporated by reference from the Company's Form 10-K for the fiscal year ended June 30, 1992. The exhibit numbers shown are those in the 1992 Form 10-K as originally filed.

EXHIBIT
NUMBER      DESCRIPTION

10.1    Revolving Credit Agreement with West One Bank, dated December 5,
	1991.

10.2    Asset Purchase Agreement with MacroMedia, Inc., dated March 16,
	1992.

	The following documents are hereby incorporated by reference from the Company's Form 10-KSB for the fiscal year ended June 30, 1993. The exhibit numbers shown are those in the 1993 Form 10-KSB as originally filed.

EXHIBIT
NUMBER      DESCRIPTION

3       Bylaws, as amended on August 24, 1993.

10.1    1990 Incentive Plan, as amended on June 30, 1993.

	The following documents are hereby incorporated by reference from the Company's Form 10-KSB for the fiscal year ended June 30, 1994. The exhibit numbers shown are those in the 1994 Form 10-KSB as originally filed.


EXHIBIT
NUMBER      DESCRIPTION

10.1 Business Loan Agreement, as amended, and Promissory Note with West One Bank, dated October 29, 1993.

	The following documents are filed as exhibits to this Form 10-KSB/A.

EXHIBIT
NUMBER      DESCRIPTION

11      Statement re Computation of Per Share Earnings

23      Consent of Independent Auditors


REPORTS ON FORM 8-K

	The Company filed no reports on Form 8-K during the latest fiscal quarter.


			      SIGNATURES

	In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


					GENTNER COMMUNICATIONS CORPORATION



February 21, 1996                      By:  /s/ Russell D. Gentner
					-----------------------------
					Russell D. Gentner
					Chief Executive Officer



	In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


       Signature                Title                    Date


/s/ Russell D. Gentner          Director, Chairman of the   February 21, 1996
------------------------        Board of Directors, and
Russell D. Gentner              Chief Executive Officer
				(Principal Executive Officer)

/s/  David L. Harmon            Chief Financial Officer     February 21, 1996
------------------------        (Principal Financial and
David L. Harmon                 Accounting Officer)


			     POWER OF ATTORNEY

	Know all men by these presents, that each person whose signature appears below constitutes and appoints each of Russell D. Gentner and David L. Harmon, jointly and severally, his true and lawful attorney in fact and agent, with full power of substitution for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this report on Form
10-KSB and to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney in fact or his substitute or substitutes may do or cause to be done by virtue hereof.

	   Signature                   Title          Date



 /s/ Edward Dallin Bagley
----------------------------          Director        February 21, 1996
Edward Dallin Bagley



 /s/ Brad R. Baldwin
----------------------------          Director        February 21, 1996
Brad R. Baldwin




 /s/ Edward N. Bagley
----------------------------          Director        February 21, 1996
Edward N. Bagley



 /s/ K. Bradford Romney
----------------------------          Director        February 21, 1996
K. Bradford Romney



 /s/ Dwight H. Egan
----------------------------          Director        February 21, 1996
Dwight H. Egan