Form 10QSB
period 1996-03-31
GENTNER COMMUNICATIONS CORP
filed 1996-05-15
CIK 840715

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549



                               FORM 10-QSB


(Mark One)

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

                For the quarterly period ended March 31, 1996

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

      Class of Common Stock                              May 10, 1996
         $0.001 par value                              7,662,375 shares




                    GENTNER COMMUNICATIONS CORPORATION

                            BALANCE SHEETS


                                                (Unaudited)
                                                 March 31,      June 30,
                                                    1996          1995
                                                 ---------     ---------
                     ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . .$   196,590  $    119,238
  Accounts receivable . . . . . . . . . . . . .  1,316,678     1,644,376
  Inventory . . . . . . . . . . . . . . . . . .  3,596,578     3,324,866
  Other current assets . . . . . . . . . . . .     192,763       140,088
                                                 ---------     ---------
    Total current assets . . . . . . . . . . .   5,302,609     5,228,568

Property and equipment, net . . . . . . . . . .  1,577,123     1,829,161
Other assets, net . . . . . . . . . . . . . . .    129,486       140,731
                                                 ---------     ---------
    Total assets . . . . . . . . . . . . . . . $ 7,009,218  $  7,198,460
                                                 =========     =========

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable . . . . . . . . . . . . . . . .$ 1,125,382  $  1,508,687
  Accounts payable . . . . . . . . . . . . . .     614,266       943,723
  Accrued expenses . . . . . . . . . . . . . .     223,247       297,426
  Current portion of long-term debt . . . . . .    167,829        93,506
  Current portion of capital lease obligations     136,129       128,486
                                                 ---------     ---------
    Total current liabilities . . . . . . . . .  2,266,853     2,971,828

Long-term debt . . . . . . . . . . . . . . . .     459,231       229,372
Capital lease obligations . . . . . . . . . . .    198,104       283,799
                                                 ---------     ---------
    Total liabilities . . . . . . . . . . . . .  2,924,188     3,484,999

Shareholders' equity:
  Common stock, 50,000,000 shares authorized, par
   value $.001, 7,662,375 and 7,455,375 shares
   issued and outstanding at March 31, 1996
   and June 30, 1995 . . . . . . . . . . . . .       7,662         7,455
  Additional paid-in capital . . . . . . . . .   4,386,747     4,244,641
  Accumulated deficit . . . . . . . . . . . . .   (309,379)     (538,635)
                                                 ---------     ---------
    Total shareholders' equity . . . . . . . .   4,085,030     3,713,461
                                                 ---------     ---------
    Total liabilities and shareholders' equity $ 7,009,218  $  7,198,460
                                                 =========     =========




                    GENTNER COMMUNICATIONS CORPORATION

                         STATEMENTS OF OPERATIONS


                                                       (Unaudited)
                                                    Three Months Ended
                                                        March 31,
                                                 -----------------------
                                                    1996          1995
                                                 ---------     ---------
Net sales . . . . . . . . . . . . . . . . . . .$ 2,378,502  $  3,046,771
Cost of goods sold . . . . . . . . . . . . . .   1,315,558     1,882,207
                                                 ---------     ---------
    Gross profit . . . . . . . . . . . . . . .   1,062,944     1,164,564

Operating expenses:
  Marketing and selling . . . . . . . . . . . .    542,712       625,709
  General and administrative . . . . . . . . .     326,940       362,825
  Product development . . . . . . . . . . . . .    266,607        88,817
                                                 ---------     ---------
    Total operating expenses . . . . . . . . .   1,136,259     1,077,351
                                                 ---------     ---------
    Operating income (loss) . . . . . . . . . .    (73,315)       87,213

Other income (expense):
  Interest income . . . . . . . . . . . . . . .        500           359
  Interest expense . . . . . . . . . . . . . .     (37,357)      (59,885)
  Other, net . . . . . . . . . . . . . . . . .     (12,587)       (5,678)
                                                 ---------     ---------
    Total other income (expense) . . . . . . .     (49,444)      (65,204)
                                                 ---------     ---------
Income before income taxes . . . . . . . . . .    (122,759)       22,009

Provision (benefit) for income taxes . . . . .     (26,757)         -
                                                 ---------     ---------
    Net income (loss) . . . . . . . . . . . . .$   (96,002) $     22,009
                                                 =========     =========




Net earnings (loss) per common share . . . . . $     (0.01) $       -
                                                 =========     =========




                    GENTNER COMMUNICATIONS CORPORATION

                         STATEMENTS OF OPERATIONS


                                                       (Unaudited)
                                                    Nine Months Ended
                                                        March 31,
                                                 -----------------------
                                                    1996          1995
                                                 ---------     ---------
Net sales . . . . . . . . . . . . . . . . . . .$ 8,228,662  $  7,985,150
Cost of goods sold . . . . . . . . . . . . . .   4,388,948     4,651,902
                                                 ---------     ---------
    Gross profit . . . . . . . . . . . . . . .   3,839,714     3,333,248

Operating expenses:
  Marketing and selling . . . . . . . . . . . .  1,706,118     1,707,853
  General and administrative . . . . . . . . .   1,026,936     1,291,859
  Product development . . . . . . . . . . . . .    718,819       570,856
                                                 ---------     ---------
    Total operating expenses . . . . . . . . .   3,451,873     3,570,568
                                                 ---------     ---------
    Operating income (loss)  . . . . . . . . .     387,841      (237,320)

Other income (expense):
  Interest income . . . . . . . . . . . . . . .      1,987        11,495
  Interest expense . . . . . . . . . . . . . .    (135,882)     (116,861)
  Other, net . . . . . . . . . . . . . . . . .     (24,690)        2,509
                                                 ---------     ---------
    Total other income (expense) . . . . . . .    (158,585)     (102,857)
                                                 ---------     ---------
Income (loss) before income taxes . . . . . . .    229,256      (340,177)

Provision (benefit) for income taxes  . . . . .       -             -
                                                 ---------     ---------
    Net income (loss) . . . . . . . . . . . . .$   229,256  $   (340,177)
                                                 =========     =========




Net earnings (loss) per common share . . . . . $      0.03  $      (0.05)
                                                 =========     =========



                    GENTNER COMMUNICATIONS CORPORATION

                    CONDENSED STATEMENTS OF CASH FLOWS

                                                      (Unaudited)
                                                   Nine Months Ended
                                                       March 31,
                                               -------------------------
                                                  1996           1995
                                               ----------     ----------
Cash flows from operating activities:
  Cash received from customers . . . . . . . $  8,518,852  $   7,547,888
  Cash paid to suppliers and employees . . .   (8,150,951)    (9,523,333)
  Interest received . . . . . . . . . . . . .       3,862         10,370
  Interest paid . . . . . . . . . . . . . . .    (144,178)      (111,873)
  Income taxes refunded (paid) . . . . . . .      (25,900)       243,743
                                               ----------     ----------
    Net cash provided by (used in) operating
     activities . . . . . . . . . . . . . . .     201,685     (1,833,205)
                                               ----------     ----------
Cash flows from investing activities:
  Purchases of property and equipment . . . .    (109,925)      (592,584)
  Increase in capitalized software development
   and purchased software costs. . . . . . .         -           (95,700)
  Decrease (increase) in other assets . . . .      25,944        (17,697)
                                               ----------     ----------
    Net cash used in investing activities . .     (83,981)      (705,981)
                                               ----------     ----------
Cash flows from financing activities:
  Proceeds from employee stock option exercises   142,313           -
  Net borrowings (repayments) under line of
   credit . . . . . . . . . . . . . . . . . . .   (99,618)     1,450,000
  Issuance of short-term notes to vendors . .        -           602,902
  Principal payments of short-term notes to
   vendor . . . . . . . . . . . . . . . . . .    (283,687)          -
  Proceeds from issuance of long-term debt .      400,000        282,500
  Principal payments of capital lease obligations(103,542)      (130,049)
  Principal payments of long-term debt . . .      (95,818)       (59,149)
                                               ----------     ----------
    Net cash provided by (used in) financing
     activities . . . . . . . . . . . . . . .     (40,352)     2,146,204
                                               ----------     ----------
Net increase (decrease) in cash . . . . . . .      77,352       (392,982)
Cash at the beginning of the year . . . . . .     119,238        433,824
                                               ----------     ----------
Cash at the end of the period . . . . . . . .$    196,590  $      40,842
                                               ==========     ==========


Supplemental disclosure of cash flow information:
  Property and equipment financed by capital
   leases . . . . . . . . . . . . . . . . .  $     25,490  $     127,113
                                               ==========     ==========




                    GENTNER COMMUNICATIONS CORPORATION

                       NOTES TO FINANCIAL STATEMENTS
                              March 31, 1996
                                (Unaudited)

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


2. Earnings (Loss) Per Common Share

  Earnings (loss) per common share was calculated using the modified treasury stock method. The weighted average number of common shares outstanding for the three months ended March 31, 1996 and 1995 were 7,662,375 and 7,338,375, respectively. Amounts for the nine months ended March 31, 1996 and 1995 were 7,632,139 and 7,338,375, respectively. Stock options and warrants to purchase common stock have been excluded from the per share amounts for all periods inasmuch as the effects were antidilutive.


3. Inventory

  Inventory is summarized as follows:
                                                (Unaudited)
                                                 March 31,    June 30,
                                                   1996         1995
                                                 ---------    ---------
      Raw materials . . . . . . . . . . . . . .$   987,496 $    959,478
      Work in progress . . . . . . . . . . . .     971,578    1,380,393
      Finished goods . . . . . . . . . . . . .   1,637,504      984,995
                                                 ---------    ---------
        Total inventory . . . . . . . . . . . .$ 3,596,578 $  3,324,866
                                                 =========    =========




             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS



Results of Operations

	Sales for the three months ended March 31, 1996 decreased 22% compared to the same period during the prior fiscal year. Weather factors and the federal government shutdown were the primary reasons for the third quarter decline. The decrease was virtually offset by sales increases earlier in the fiscal year attributable to shipments of new products. As a result, sales for the nine-month period grew 3% over the same period during fiscal 1995.

	Broadcast sales decreased 23% during the third quarter of fiscal 1996. The Company distributes a significant amount of its broadcast products through dealers located in the Northeastern part of the United States. During the month of January, severe winter weather conditions in that area affected several of these businesses and their customers who postponed orders. In addition, capital investment plans by broadcast customers were uncertain until the passage of recent Telecommunications legislation. After the Telecommunications bill was passed, the approval of station ownership changes affecting such plans were interrupted by the temporary shutdown of the Federal Communications Commission. Despite the quarterly decline, Broadcast market sales for the nine months ended March 31, 1996 were up 6% over the same comparable period during fiscal 1995. The increased sales from earlier in the fiscal year were due to the Company's new TS612 talk show telephone system. The Company has received favorable customer response to this product, and has finalized new system enhancements which it introduced during the last three months. Increased sales also resulted from another new product, the Company's recently introduced Telehybrid telephone interface unit. This new product allows broadcasters to make easy connections to either digital or analog phone lines in various "on-air" broadcast applications. Sales during the coming year are also anticipated to increase as a result of the new GSC-3000 product series that was unveiled at the April National Association of Broadcasters trade show in Las Vegas. The new hardware and software products are designed to augment the Company's existing transmitter site control products by allowing station managers to monitor several different sites using PC-based networked systems.

	Sales to the audio segment of the Teleconferencing market (the "Audioconferencing" market) were also comparatively lower, decreasing by 22% during the three-month period as compared to the previous fiscal year. Weather conditions caused similar problems with customers in this market as well. However, these sales decreases were affected more by the federal government situation. A significant number of the Company's audioconferencing systems are utilized in distance learning applications located at higher education facilities. The Company's dealers bid many of these systems to universities and colleges who purchase the equipment using federal grants. While grant approvals at federal agencies were temporarily suspended, time-sensitive bids expired requiring dealers to prepare new bid packages. Sales during the first part of the fiscal year were higher than in fiscal 1995, resulting in year-to-date Audioconferencing sales remaining relatively flat. The higher sales experienced earlier in the year were primarily due to shipments of the new AVT line of products. These units were designed specifically for use in conjunction with videoconferencing and distance learning. Also contributing to Audioconferencing sales throughout the current fiscal year were shipments of the ET100 portable audioconferencer. The Company spent time earlier in the 1996 fiscal year making design modifications and improvements to the ET100, and released version 2.0 during the second fiscal quarter. The Company expects sales of its portable audioconferencers to grow further, particularly as a result of shipments of its recently announced ET10 portable audioconferencer, the first full duplex conferencing product designed for use in an individual office or cubicle. The Company began ET10 shipments during February of 1996.

	The Company's gross profit margin percentage increased from 38% to 45% during the three months ended March 31, 1996, as compared to last year's third quarter. Most of the difference is because the gross profit margin was lower than usual during last year's third quarter. During the three months ended March 31, 1995, the Company made several improvements in manufacturing processes. Included therein were extensive revisions and updates made to the standard costs of several products and product subassemblies. These adjustments resulted in a devaluation of the total recorded inventory cost by approximately $160,000. Accordingly, the Company reflected the change as additional cost of goods sold during that quarter. The revised product costs, coupled with a moderate price increase which took effect July 1, 1995, resulted in improved margins over the next three quarters ended June 30, September 30, and December 31, 1995, when gross profit margins were 46%, 48%, and 47%, respectively. These improvements have resulted in the current fiscal year-to-date gross profit margin improving to 47% compared to last year's 42%. As anticipated, slightly lower profit margins of new products introduced during the quarter ended March 31, 1996, along with the aforementioned lower sales of other audioconferencing products resulted in the 45% margin experienced during this last quarter. The Company believes that margins experienced during the rest of the 1996 calendar year will be at approximately this same level or slightly lower as sales of these new products become more significant. However, the Company also anticipates higher gross profits resulting from the overall increase in sales.

	Operating expenses for the third quarter increased by 5% compared to last year. The higher costs were due primarily to increased product development efforts aimed at new products brought to market during the third quarter, and some that will be introduced later this year. However, the 200% increase in quarterly product development expenses over last year also reflect the fact that approximately $75,000 of software development costs were capitalized during the prior year's third quarter. Had such costs been expensed, product development expenses would have increased by 63%. Marketing and selling expenses for the quarter decreased 13% as compared to last year. This was due to decreased costs associated with the lower sales levels, along with lower marketing expenses incurred compared to last year when the Company was heavily promoting the ET100 and TS612 products. General and administrative expenses were lower by 10%. This reflected cost saving efforts and efficiencies gained by modifying the organizational structure, a process which began yielding results during the latter half of fiscal 1995.

	For the nine-month period ended March 31, 1996 operating expenses overall were down by 3% compared to the same period a year earlier, mainly as a result of the 21% decrease in general and administrative costs. Such expenses were lower for the same cost-saving reasons mentioned above in connection with the third quarter. Offsetting these savings, however, were increases in product development costs year-to-date, which were up 26%. This was due primarily to expenses incurred during the current fiscal year's second and third quarters associated with new product and product enhancements, and also as a result of the aforementioned lower third quarter expenses during fiscal 1995.
Marketing and selling expenses, despite this year's third quarter decline, remained flat year-to-date.

	The differences in interest expense incurred during the three and nine-month periods ended March 31, 1996 stemmed from differences in usage of the Company's line of credit facility. In addition, due to utilizing much of its excess cash beginning in fiscal 1995, the Company earned significantly less interest income during the first half of fiscal 1996.

Financial Condition and Liquidity

	The Company's current ratio increased from 1.8:1 to 2.3:1 during the nine months since June 30, 1995. The factor contributing most to the change was an adjustment of short-term debt which occurred during fiscal 1996's first quarter. The Company obtained permanent long-term financing for several items of furniture and equipment acquired over the previous two years, and applied the proceeds towards the short-term line of credit. This enabled the Company during the second quarter of fiscal 1996 to significantly reduce the amounts owing to vendors, thus reducing the accounts payable balance by 18% by December 31, 1995. Accounts payable balances were then reduced by another 21% during this last third quarter in part by using funds collected from customers, thereby reducing the balance in accounts receivable. Inventory has increased 8% during the nine-month period as a result of the Company continuing its efforts of providing adequate finished product availability to satisfy current and expected customer demand. Yet the Company also intends to continue benefiting from ongoing inventory management programs started during fiscal 1995. Such efforts, intended to improve raw material purchasing efficiencies and reduce inventory size overall, began yielding results during the second quarter of fiscal 1996, and served to reduce raw materials 21% during the three months ended March 31, 1996. Unfortunately, the sales decline during the same period resulted in finished goods inventory levels rising during the quarter by 35%, a rate faster than anticipated. As a result, the Company adjusted purchasing and manufacturing schedules in an effort to temporarily reduce the production of finished goods until sales decreases the stock on hand. The 16% decline in work in progress inventory reflects these efforts.

	During the first quarter of fiscal 1996, the Company renewed its line of credit arrangement with a commercial bank. The terms of the arrangement remained the same as before, with $1.75 million available at 1% over prime, maturing on October 31, 1996. There was $1.13 million outstanding at March 31, 1996.

	The Company is continuing to maximize its efforts to maintain stable cash flows during an overall period of sales growth and ongoing product development. Changing its short-term debt position helped to increase available cash reserves. However, the Company believes that ongoing cash flows will improve more as a result of continuing management's focus on maintaining satisfactory profitability following last fiscal year's period of operational expansion and intense product promotion. Already the Company has seen the positive operational cash flow results from this course of action. As sales continue to increase and profits are achieved, the Company is confident that it can achieve its business plan through a combination of internally generated funds, and short-term and/or long-term borrowing, if necessary.




                         PART II - OTHER INFORMATION


      Item 6.  Exhibits and Reports on Form 8-K

            (a) Exhibits
                  None

            (b) Reports on Form 8-K
                  There were no reports on Form 8-K filed during the quarter.



                               SIGNATURES

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      GENTNER COMMUNICATIONS CORPORATION



                                      /s/  David L. Harmon
                                      -----------------------------
                                      David L. Harmon
                                      Chief Financial Officer










Date: May 10, 1996