Form 10KSB40/A
period 1996-06-30
GENTNER COMMUNICATIONS CORP
filed 1996-11-05
CIK 840715

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                 FORM 10-KSB/A
                               (AMENDMENT NO. 1)


(Mark One)
   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                    For the fiscal year ended June 30, 1996
                                              -------------

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

              For the transition period from          to
                                            ----------  ----------


                         Commission file number 0-7219
                                                ------


                      GENTNER COMMUNICATIONS CORPORATION
                 ---------------------------------------------
                (Name of small business issuer in its charter)


              Utah                                       87-0398877
 -------------------------------                    --------------------
 (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                     Identification No.)

 1825 Research Way, Salt Lake City, Utah                    84119
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)


                   Issuer's telephone number (801) 975-7200
                                             ---------------


        Securities registered under Section 12(b) of the Exchange Act:

                                                 Name of each exchange on
    Title of each class                             which registered
    -------------------                          -------------------------
           None                                            None


        Securities registered under Section 12(g) of the Exchange Act:

                        Common Stock, $0.001 par value
                        -------------------------------
                               (Title of class)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB/A (Amendment No. 1). [X]

     The issuer's revenues for its most recent fiscal year ended June 30, 1996 were $11,469,155

     The aggregate market value of the voting stock held by non-affiliates is approximately $5,200,000. This value was computed by reference to the price at which the stock was sold, $0.84, on September 18, 1996 (which date is within 60 days of the filing of this Form 10-KSB/A (Amendment No. 1)).

     The number of shares outstanding of the issuer's Common Stock as of September 18, 1996 was 7,662,375.





     The 10-KSB filed by the Company on September 30, 1996, is hereby amended as follows:


                             PART III



ITEM 10.  EXECUTIVE COMPENSATION


SUMMARY COMPENSATION
--------------------

     The following table sets forth the compensation of the Chief Executive Officer of the Company and the other most highly compensated executive officers of the Company for each of the Company's last three fiscal years whose total salary and bonus for the year ended June 30, 1996 exceeded $100,000, for services rendered in all capacities to the Company during such fiscal years.

                          SUMMARY COMPENSATION TABLE


                              Annual Compensation
                              -------------------
                                                                Other Annual
Name and Position       Year            Salary        Bonus     Compensation
------------------     ------          --------      -------    ------------

Russell D. Gentner     Fiscal
Chairman, CEO,         95-96           $156,756        None          None
President
                       Fiscal
                       94-95           $150,000      $15,000         None

                       Fiscal
                       93-94           $150,000      $15,000         None


William H. Gillman     Fiscal
(former V.P. of        95-96           $102,000        None          None
 Operations)
                       Fiscal
                       94-95           $100,000        None          None

                       Fiscal
                       93-94           $ 12,827        None          None



                            Long Term Compensation
                            ----------------------

                                       Awards            Payouts
                                ---------------------    -------
                                            Securities
                                Restricted  Underlying              All Other
                                   Stock     Options      LTIP       Compen-
Name and Position       Year      Awards      /SARS      Payouts     sation*
------------------     ------   ----------  ----------   -------    ---------

Russell D. Gentner     Fiscal
Chairman, CEO,         95-96       None        None       None        $890
President
                       Fiscal
                       94-95       None        None       None        $890

                       Fiscal
                       93-94       None        None       None        $890


William H. Gillman     Fiscal
(former V.P. of        95-96       None        None       None        $538
 Operations)
                       Fiscal
                       94-95       None        None       None        $538

                       Fiscal
                       93-94       None        None       None        None


* These amounts reflect the Company's contributions to the deferred compensation plan (401(k) plan).


STOCK OPTIONS/SARS
------------------

     The following table sets forth the stock option and SAR grants to the named executive officers in the last fiscal year:

             OPTION/SAR GRANTS IN FISCAL YEAR ENDED JUNE 30, 1996
                              (INDIVIDUAL GRANTS)

                      Number of       Percent of
                     Securities     Total Options/
                     Underlying      SARs Granted      Exercise or    Expir-
                    Options/SARs     to Employees      Base Price     ation
Name and Position    Granted (#)    in Fiscal Year      ($/share)      Date
------------------  ------------    --------------     -----------    ------

Russell D. Gentner       --               --              --            --
Chairman, CEO,
President

William H. Gillman     10,000             7%             $0.84        6/30/03
(former V.P. of
 Operations)


AGGREGATED STOCK OPTION/SAR EXERCISES
-------------------------------------

     The following table sets forth the aggregated stock options and SARs exercised by the named executive officers in the last fiscal year and the year-end value of unexercised options and SARs:

      AGGREGATED OPTION/SAR EXERCISES IN FISCAL YEAR ENDED JUNE 30, 1996
                     AND FISCAL YEAR-END OPTION/SAR VALUES

                                                   Number of
                                                  Securities       Value of
                                                  Underlying     Unexercised
                                                  Unexercised    In-The-Money
                                                 Options/SARs    Options/SARs
                                                 at FY-End(#)    at FY-End($)
                        Shares         Value
                      Acquired on     Realized   Exercisable/   Exercisable/
Name and Position     Exercise(#)       ($)      Unexercisable  Unexercisable
------------------    -----------     --------   -------------  -------------

Russell D. Gentner        --            --       90,000/40,000  $11,250/$5,000
Chairman, CEO,
President

William H. Gillman        --            --        17,500/7,500    $2,187/$938
(former V.P. of
 Operations)



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding ownership of the Common Stock of the Company as of September 1, 1996 by (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding Common Stock of the Company, (ii) each director of the Company,
(iii) the Chief Executive Officer and each other executive officer of the Company as of June 30, 1996 whose salary and bonus for the year ended June 30, 1996 exceeded $100,000, and (iv) all executive officers and directors of the Company as a group. Each person has sole investment and voting power with respect to the shares indicated, subject to community property laws where applicable, except as otherwise indicated below.

                                     Amount of                  Percentage
Names of Beneficial Owners      Beneficial Ownership             of Class
--------------------------      --------------------            ----------
Russell D. Gentner                   726,128(1)                     9.3%
Edward Dallin Bagley                 423,707(2)                     5.5%
Brad R. Baldwin                       91,666(3)                     1.2%
Edward N. Bagley                     274,833(4)                     3.6%
Dwight H. Egan                        17,500(5)                     0.2%
K. Bradford Romney, Jr.               17,500(5)                     0.2%
William H. Gillman                   180,119(6)                     2.3%
Directors and Executive Officers
  as a Group (8 persons)           1,754,453(1)(2)(3)(4)(5)(6)(7)  22.2%

(1) Includes: 595,928 shares owned directly; options to purchase 130,000 shares that are exercisable within 60 days; and 200 shares owned by Mr. Gentner's wife. Excludes: options to purchase 100,000 shares that are not exercisable within 60 days.

(2) Includes: 306,157 shares owned directly; 100,000 shares owned by a corporation controlled by Mr. Bagley; 50 shares owned by Mr. Bagley's wife as custodian for one of Mr. Bagley's daughters; and options to purchase 17,500 shares that are exercisable within 60 days. Excludes: 50 shares owned by another of Mr. Bagley's daughters; shares owned by the Bagley Family Revocable Trust, all of which Mr. Bagley disclaims beneficial ownership; and options to purchase 12,500 shares that are not exercisable within 60 days.

(3) Includes: 54,666 shares owned directly; options to purchase 30,000 shares that are exercisable within 60 days; 5,000 shares owned by Mr. Baldwin's wife; and warrants to purchase 2,000 shares that are currently exercisable. Excludes: options to purchase 5,000 shares that are not exercisable within 60 days.

(4) Includes: 257,333 shares owned by the Bagley Family Revocable Trust, of which Mr. Bagley is a co-trustee with his wife; and options to purchase 17,500 shares that are exercisable within 60 days. Excludes: shares held or controlled by Mr. Bagley's son (Edward Dallin Bagley) and granddaughters as described in footnote 2 above, all of which Mr. Edward N. Bagley disclaims beneficial ownership; and options to purchase 12,500 shares that are not exercisable within 60 days.

(5) Includes: options to acquire 17,500 shares that are exercisable within 60 days. Excludes: options to acquire 12,500 shares that are not exercisable within 60 days.

(6) Includes: 162,619 shares owned directly and options to purchase 17,500 shares that are exercisable within 60 days. Excludes: options to purchase 7,500 shares that are not exercisable within 60 days.

(7) Includes: 1,000 shares owned directly and options to acquire 22,000 shares by two other officers that are exercisable within 60 days. Excludes: options to acquire 128,000 shares by those officers that are not exercisable within 60 days.



ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B.
------------------------------------------------

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

EXHIBIT
NUMBER      DESCRIPTION

10.1 Business Loan Agreement, as amended, and Promissory Note with West One Bank, dated October 29, 1993.


     The following documents are hereby incorporated by reference from the Company's Form 10-KSB for the fiscal year ended June 30, 1996. The exhibit numbers shown are those in the 1996 Form 10-KSB as originally filed.

EXHIBIT
NUMBER      DESCRIPTION

10      1990 Incentive Plan, as amended August 7, 1996

27      Financial Data Schedule

N/A     Power of Attorney of Members of the Board of Directors



     The following documents are filed as exhibits to this Form 10-KSB/A.

EXHIBIT
NUMBER      DESCRIPTION

23      Consent of Ernst & Young LLP, Independent Auditors



REPORTS ON FORM 8-K
-------------------

     The Company filed a Form 8-K, dated August 7, 1996, that reported the Board of Directors of the Company had extended the exercise date of the Company's outstanding warrants for one year from September 22, 1996 to September 22, 1997.




                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    GENTNER COMMUNICATIONS CORPORATION



November 5, 1996                    By:  /s/ Russell D. Gentner
                                        -------------------------
                                        Russell D. Gentner
                                        Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


       Signature                   Title                        Date
       ---------                   -----                        ----

/s/ Russell D. Gentner        Director, Chairman of the    November 5, 1996
-------------------------     Board of Directors, and
Russell D. Gentner            Chief Executive Officer
                              (Principal Executive Officer)

/s/ David L. Harmon           Chief Financial Officer      November 5, 1996
-------------------------     (Principal Financial and
David L. Harmon               Accounting Officer)

/s/ Russell D. Gentner
    Attorney-In-Fact
-------------------------            Director              November 5, 1996
Edward Dallin Bagley

/s/ Russell D. Gentner
    Attorney-In-Fact
-------------------------            Director              November 5, 1996
Brad R. Baldwin

/s/ Russell D. Gentner
    Attorney-In-Fact
-------------------------            Director              November 5, 1996
Edward N. Bagley

/s/ Russell D. Gentner
    Attorney-In-Fact
-------------------------            Director              November 5, 1996
K. Bradford Romney

/s/ Russell D. Gentner
    Attorney-In-Fact
-------------------------            Director              November 5, 1996
Dwight H. Egan