Form 10QSB
period 1996-09-30
GENTNER COMMUNICATIONS CORP
filed 1996-11-14
CIK 840715

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549



                               FORM 10-QSB


(Mark One)

/x/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1996

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

      Class of Common Stock                           November 10, 1996
         $0.001 par value                              7,662,375 shares





                      GENTNER COMMUNICATIONS CORPORATION

                                BALANCE SHEETS


                                                     (Unaudited)
                                                    September 30,   June 30,
                                                        1996          1996
                                                     ----------    ----------
                           ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . $   248,325  $    213,763
  Accounts receivable . . . . . . . . . . . . . . .   1,520,742     1,556,436
  Inventory . . . . . . . . . . . . . . . . . . . .   2,948,735     3,229,765
  Other current assets. . . . . . . . . . . . . . .     343,976       111,743
                                                     ----------    ----------
    Total current assets. . . . . . . . . . . . . .   5,061,778     5,111,707

Property and equipment, net . . . . . . . . . . . .   1,788,440     1,514,629
Other assets, net . . . . . . . . . . . . . . . . .     177,074       153,874
                                                     ----------    ----------
    Total assets. . . . . . . . . . . . . . . . . . $ 7,027,292  $  6,780,210
                                                     ==========    ==========

            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable . . . . . . . . . . . . . . . . . . $   863,949  $    916,041
  Accounts payable. . . . . . . . . . . . . . . . .     785,480       503,168
  Accrued expenses. . . . . . . . . . . . . . . . .     233,658       294,729
  Current portion of long-term debt . . . . . . . .     155,095       163,314
  Current portion of capital lease obligations. . .     188,620       138,787
                                                     ----------    ----------
    Total current liabilities . . . . . . . . . . .   2,226,802     2,016,039

Long-term debt. . . . . . . . . . . . . . . . . . .     394,124       427,250
Capital lease obligations . . . . . . . . . . . . .     360,986       163,163
                                                     ----------    ----------
    Total liabilities . . . . . . . . . . . . . . .   2,981,912     2,606,452


Shareholders' equity:
  Common stock, 50,000,000 shares authorized, par value
   $.001, 7,662,375 shares issued and outstanding .       7,662         7,662
  Additional paid-in capital. . . . . . . . . . . .   4,422,747     4,422,747
  Accumulated deficit . . . . . . . . . . . . . . .    (385,029)     (256,651)
                                                     ----------    ----------
    Total shareholders' equity. . . . . . . . . . .   4,045,380     4,173,758
                                                     ----------    ----------
    Total liabilities and shareholders' equity. . . $ 7,027,292  $  6,780,210
                                                     ==========    ==========





                      GENTNER COMMUNICATIONS CORPORATION

                           STATEMENTS OF OPERATIONS


                                                           (Unaudited)
                                                        Three Months Ended
                                                           September 30,
                                                     ------------------------
                                                        1996          1995
                                                     ----------    ----------
Net sales. . . . . . . . . . . . . . . . . . . . . .$ 2,940,205  $  2,787,149
Cost of goods sold . . . . . . . . . . . . . . . . .  1,581,985     1,440,326
                                                     ----------    ----------
    Gross profit . . . . . . . . . . . . . . . . . .  1,358,220     1,346,823

Operating expenses:
  Marketing and selling. . . . . . . . . . . . . . .    777,172       564,881
  General and administrative . . . . . . . . . . . .    436,152       336,284
  Product development. . . . . . . . . . . . . . . .    237,574       217,991
                                                     ----------    ----------
    Total operating expenses . . . . . . . . . . . .  1,450,898     1,119,156
                                                     ----------    ----------
    Operating income (loss). . . . . . . . . . . . .    (92,678)      227,667

Other income (expense):
  Interest income. . . . . . . . . . . . . . . . . .      -               862
  Interest expense . . . . . . . . . . . . . . . . .    (35,811)      (50,147)
  Other, net . . . . . . . . . . . . . . . . . . . .        111         -
                                                     ----------    ----------
    Total other income (expense) . . . . . . . . . .    (35,700)      (49,285)
                                                     ----------    ----------
Income (loss) before income taxes. . . . . . . . . .   (128,378)      178,382

Provision for income taxes . . . . . . . . . . . . .      -            26,757
                                                     ----------    ----------
    Net income (loss). . . . . . . . . . . . . . . .$  (128,378) $    151,625
                                                     ==========    ==========




Net earnings (loss) per common share . . . . . . . .$     (0.02) $       0.02
                                                     ==========    ==========





                      GENTNER COMMUNICATIONS CORPORATION

                      CONDENSED STATEMENTS OF CASH FLOWS

                                                           (Unaudited)
                                                       Three Months Ended
                                                          September 30,
                                                    -------------------------
                                                       1996           1995
                                                    ----------     ----------
Cash flows from operating activities:
  Cash received from customers . . . . . . . . . .$  2,927,293  $   3,016,895
  Cash paid to suppliers and employees . . . . . .  (2,578,655)    (2,792,477)
  Interest received. . . . . . . . . . . . . . . .      -                 862
  Interest paid. . . . . . . . . . . . . . . . . .     (36,497)       (50,425)
  Income taxes refunded (paid) . . . . . . . . . .      19,900         (5,900)
                                                    ----------     ----------
    Net cash provided by operating activities. . .     332,041        168,955
                                                    ----------     ----------
Cash flows from investing activities:
  Purchases of property and equipment. . . . . . .    (124,480)       (28,640)
  Decrease (increase) in other assets. . . . . . .     (33,517)        14,451
                                                    ----------     ----------
    Net cash used in investing activities. . . . .    (157,997)       (14,189)
                                                    ----------     ----------
Cash flows from financing activities:
  Proceeds from employee stock option exercises. .      -             137,500
  Net borrowings (repayments) under line of credit     (52,092)      (398,000)
  Principal payments of short-term notes to vendors     -            (256,937)
  Proceeds from issuance of long-term debt . . . .      -             400,000
  Principal payments of capital lease obligations.     (46,045)       (35,428)
  Principal payments of long-term debt . . . . . .     (41,345)       (20,780)
                                                    ----------     ----------
    Net cash used in financing activities. . . . .    (139,482)      (173,645)
                                                    ----------     ----------
Net increase (decrease) in cash. . . . . . . . . .      34,562        (18,879)
Cash at the beginning of the year. . . . . . . . .     213,763        119,238
                                                    ----------     ----------
Cash at the end of the period. . . . . . . . . . .$    248,325  $     100,359
                                                    ==========     ==========


Supplemental disclosure of cash flow information:
Property and equipment financed by capital leases $    293,701  $      -
                                                    ==========     ==========





                      GENTNER COMMUNICATIONS CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                              September 30, 1996
                                  (Unaudited)

1. Basis of Presentation

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's 1996 Annual Report on Form 10-KSB.

      In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for the full year.


2. Earnings (Loss) Per Common Share

      Earnings (loss) per common share was calculated using the modified treasury stock method. The weighted average number of common shares outstanding for the three months ended September 30, 1996 and 1995 were 7,662,375 and 7,338,375, respectively. Stock options and warrants to purchase common stock have been excluded from the presented computation of per share amounts for all periods inasmuch as the effects were antidilutive.


3. Inventory

      Inventory is summarized as follows:

                                                      (Unaudited)
                                                     September 30,  June 30,
                                                         1996         1996
                                                      ----------   ----------
      Raw materials . . . . . . . . . . . . . . . . $    933,709 $    962,504
      Work in progress. . . . . . . . . . . . . . .    1,012,159      866,279
      Finished goods. . . . . . . . . . . . . . . .    1,002,868    1,400,982
                                                      ----------   ----------
                    Total inventory . . . . . . . . $  2,948,735 $  3,229,765
                                                      ==========   ==========





               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

     Sales for the three months ended September 30, 1996 increased 5% compared to the same period during the prior fiscal year. The primary reason for the increase were sales of new Broadcast and Teleconferencing products. Sales of existing Broadcast and Assistive Listening System ("ALS") products also experienced increases during the quarter.

     Broadcast sales increased 7% during the first quarter of fiscal 1997, as compared to the same quarter during the previous fiscal year. The Company had higher sales of its TS612 multi-line talk show product line, due to new additions and network connection enhancements introduced over the last nine months. Broadcast sales also grew as a result of the Company beginning shipments to selected customers of its new GSC3000 product series. Introduced in April of 1996, the new product line is expected to significantly grow sales of the Company's Site Control line of products. Regular shipments are expected to begin during the quarter ending December 31, 1996. Site Control products help broadcasters fulfill legal requirements for monitoring and controlling remote transmitter sites. The new GSC line will allow station managers to monitor several different sites using one networked system.

     Sales to the audio segment of the Teleconferencing market (the "Audioconferencing" market) decreased 8% during the three-month period as compared to the previous fiscal year. The decline was due to lower sales of the Company's older line of audioconferencing room system products. Many of the features of these systems have been improved and incorporated into the new GT724 teleconferencing system. This product began shipping at the beginning of the first quarter ended September 30, 1996, and carries a lower sales price and has more integrated components than most of the older systems. As a result, customers have shown a preference for the newer systems over the older units which were brought to market in 1993. Although affecting sales of the older systems in its introductory quarter, the Company believes that sales of the new GT724 will grow to more than offset the decrease due to the product's strong customer appeal and much wider potential use in teleconferencing applications. Recently, the product won the annual special recognition award for Most Significant Advance awarded by Teleconference magazine. In addition, several distance learning and telemedicine organizations have named the GT724 as the product of choice to be included with their systems. The Company is also devoting resources to the development of additional new audioconferencing system products anticipated to be introduced by the end of the current fiscal year.

     Contributing to the overall sales increase for the quarter were higher sales of ALS products, due partially as a result of sales of the new PTX portable transmitter introduced last year. ALS products represent one of the Company's fastest growing product segments, growing 84% during the three months ended September 30, 1996, as compared to the same period of the previous fiscal year.

     During the quarter ended June 30, 1996, the Company began significant new initiatives to augment its efforts in the areas of marketing and sales. These activities carried over into the first quarter of fiscal 1997 as well. In September 1996, the Company hired its first Vice President of Sales and Marketing. Management believes this new position is key to serving the Company's markets and positioning the Company for additional sales growth and profitability. The Company also plans to devote additional sales and marketing resources to all market areas. In addition, several new sales employees, including a new sales director, have been hired to focus exclusively on the Company's teleconferencing service. The Company recently launched a new national marketing campaign for this service, which has been renamed 1.800.LETS MEET. The Company has already begun to see the positive results from these efforts and anticipates significant growth in the service segment of its business, as well as sales growth overall during the current fiscal year.

     The Company's gross profit margin percentage during the three months ended September 30, 1996, was 46% as compared to last year's first quarter when the gross margin percentage was 48%. The difference was mainly attributable to the varied product mix in effect during the respective periods.

     Operating expenses for the first quarter increased by 30% compared to last year. The higher costs were due primarily to a 38% jump in sales and marketing costs as previously mentioned above. These cost increases resulted from hiring additional sales employees, developing new advertising campaigns, and conducting new research of the Teleconferencing market. General and administrative expenses also rose during the quarter as compared to the same period during the prior fiscal year. The higher amounts are due mainly to additional employees hired since a year ago, who focus primarily on human resource and information systems management. These additional resources are anticipated to be essential for the Company to successfully implement its growth plans for the current fiscal year. Product development costs also rose 9% as a result of additional activities involved in bringing the new Site Control products to market, along with establishing engineering groups focused on specific product areas. The Company has entered into an investment phase for the near future, and anticipates these increases in overhead expenses to continue. However, the Company also expects these moves will increase sales and profitability in the long-term.

     The differences in interest expense incurred during the respective three-month periods ended September 30, 1996 and 1995 stemmed mostly from differences in usage of the Company's line of credit facility.


FINANCIAL CONDITION AND LIQUIDITY

     The Company's current ratio decreased from 2.5:1 to 2.3:1 during the three months since June 30, 1996. The factor contributing most to the change was a 56% increase in the accounts payable balance, due primarily to the purchase of GSC-related raw materials toward the end of the quarter. Offsetting somewhat the effect of this increase was a 9% decrease in inventory amounts. Over the last two years, the Company has concentrated on better inventory management and purchasing efficiencies. Positive results began to show during fiscal 1996's second quarter, and have continued ever since. Over the last six months the Company has specifically focused on strategic levels of finished goods in relation to anticipated sales. Those efforts resulted in a 28% finished goods inventory decline during the quarter ended September 30, 1996.

     In October 1996, the Company renewed its line of credit arrangement ($863,949 outstanding at September 30, 1996) with a different commercial bank. The terms of the new lending arrangement are for a maximum amount outstanding of $2.5 million at an interest rate which is variable, depending on various financial ratios. Specifically, the rate can range from three to five basis points over the London Interbank Offered Rate (LIBOR). Currently, the rate is 8.8%. The loan is secured by accounts receivable and inventory, and is scheduled to mature at the end of October 1997.

     The Company has been successful in improving cash flows during the prior fiscal year and those efforts have carried into fiscal 1997's first quarter. By reducing its short-term debt, the Company has been able to increase available cash reserves. The Company's cash flow position has also improved as a result of implementing successful inventory management programs. Already the Company has seen the positive operational cash flow results from this course of action. This will allow the Company to pursue its plans for fiscal 1997 of enhancing marketing and sales activities to achieve sales growth. As sales continue to increase and inventory management processes continue, the Company anticipates that it can achieve its business plan through a combination of internally generated funds, and short term and/or long-term borrowing, if necessary.

     To the extent any statement presented herein deals with information that is not historical, such statement is necessarily forward-looking. As such, it is subject to the occurrence of many events outside of the Company's control that could cause the Company's results to differ materially from those anticipated.





                          PART II - OTHER INFORMATION


  Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits
               EX-27 Financial Data Schedule

         (b) Reports on Form 8-K
               The Company filed a Form 8-K, dated August 7, 1996, that reported the Board of Directors of the Company had extended the exercise date of the Company's outstanding warrants for one year from September 22, 1996 to September 22, 1997.




                                  SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            GENTNER COMMUNICATIONS CORPORATION



                                            /s/  David L. Harmon
                                            ------------------------
                                            David L. Harmon
                                            Chief Financial Officer





Date: November 13, 1996