Form 10QSB
period 1996-12-31
GENTNER COMMUNICATIONS CORP
filed 1997-02-13
CIK 840715

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                  FORM 10-QSB


(Mark One)

/x/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

               For the quarterly period ended December 31, 1996

                                      OR

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

        For the transition period from ______________ to _____________



                        Commission file number: 0-17219


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


       _________________________________________________________________
            (Former name, former address and former fiscal year,
                        if changed since last report.)


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

   Class of Common Stock                          February 13, 1996
     $0.001 par value                              7,662,375 shares







                      GENTNER COMMUNICATIONS CORPORATION

                                BALANCE SHEETS


                                                       (Unaudited)
                                                       December 31,  June 30,
                                                           1996        1996
                                                        ---------   ---------
                           ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . $   363,648 $   213,763
  Accounts receivable . . . . . . . . . . . . . . . .   1,724,126   1,556,436
  Inventory . . . . . . . . . . . . . . . . . . . . .   2,523,946   3,229,765
  Other current assets. . . . . . . . . . . . . . . .     246,140     111,743
                                                        ---------   ---------
    Total current assets. . . . . . . . . . . . . . .   4,857,860   5,111,707

Property and equipment, net . . . . . . . . . . . . .   2,121,695   1,514,629
Other assets, net . . . . . . . . . . . . . . . . . .     324,909     153,874
                                                        ---------   ---------
    Total assets. . . . . . . . . . . . . . . . . . . $ 7,304,464 $ 6,780,210
                                                        =========   =========


            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable . . . . . . . . . . . . . . . . . . . $   894,777 $   916,041
  Accounts payable. . . . . . . . . . . . . . . . . .     708,549     503,168
  Accrued expenses. . . . . . . . . . . . . . . . . .     410,368     294,729
  Current portion of long-term debt . . . . . . . . .     245,524     163,314
  Current portion of capital lease obligations. . . .     192,407     138,787
                                                        ---------   ---------
    Total current liabilities . . . . . . . . . . . .   2,451,625   2,016,039

Long-term debt. . . . . . . . . . . . . . . . . . . .     570,608     427,250
Capital lease obligations . . . . . . . . . . . . . .     312,371     163,163
                                                        ---------   ---------
    Total liabilities . . . . . . . . . . . . . . . .   3,334,604   2,606,452


Shareholders' equity:
  Common stock, 50,000,000 shares authorized, par
   value $.001, 7,662,375 shares issued
   and outstanding. . . . . . . . . . . . . . . . . .       7,662       7,662
  Additional paid-in capital. . . . . . . . . . . . .   4,422,747   4,422,747
  Accumulated deficit . . . . . . . . . . . . . . . .    (460,549)   (256,651)
                                                        ---------   ---------
    Total shareholders' equity. . . . . . . . . . . .   3,969,860   4,173,758
                                                        ---------   ---------
    Total liabilities and shareholders' equity. . . . $ 7,304,464 $ 6,780,210
                                                        =========   =========







                      GENTNER COMMUNICATIONS CORPORATION

                           STATEMENTS OF OPERATIONS


                                                          (Unaudited)
                                                       Three Months Ended
                                                           December 31,
                                                  ---------------------------
                                                     1996             1995
                                                  ----------       ----------

Net sales . . . . . . . . . . . . . . . . . .    $ 3,557,674      $ 3,063,011
Cost of goods sold. . . . . . . . . . . . . .      1,888,343        1,633,064
                                                  ----------       ----------
  Gross profit. . . . . . . . . . . . . . . .      1,669,331        1,429,947

Operating expenses:
  Marketing and selling . . . . . . . . . . .      1,034,006          598,525
  General and administrative. . . . . . . . .        461,802          363,712
  Product development . . . . . . . . . . . .        189,566          234,221
                                                  ----------       ----------
    Total operating expenses. . . . . . . . .      1,685,374        1,196,458
                                                  ----------       ----------
    Operating income (loss) . . . . . . . . .        (16,043)         233,489

Other income (expense):
  Interest income . . . . . . . . . . . . . .           -                 625
  Interest expense. . . . . . . . . . . . . .        (38,176)         (48,378)
  Other, net. . . . . . . . . . . . . . . . .        (21,302)         (12,103)
                                                  ----------       ----------
    Total other income (expense). . . . . . .        (59,478)         (59,856)
                                                  ----------       ----------
Income (loss) before income taxes . . . . . .        (75,521)         173,633

Provision for income taxes. . . . . . . . . .           -                -
                                                  ----------       ----------
    Net income (loss) . . . . . . . . . . . .    $   (75,521)     $   173,633
                                                  ==========       ==========


Net earnings (loss) per common share. . . . .    $     (0.01)     $      0.02
                                                  ==========       ==========







                      GENTNER COMMUNICATIONS CORPORATION

                           STATEMENTS OF OPERATIONS


                                                          (Unaudited)
                                                        Six Months Ended
                                                          December 31,
                                                  ---------------------------
                                                     1996             1995
                                                  ----------       ----------

Net sales . . . . . . . . . . . . . . . . . .    $ 6,497,879      $ 5,850,160
Cost of goods sold. . . . . . . . . . . . . .      3,470,328        3,073,390
                                                  ----------       ----------
  Gross profit. . . . . . . . . . . . . . . .      3,027,551        2,776,770

Operating expenses:
  Marketing and selling . . . . . . . . . . .      1,811,178        1,163,406
  General and administrative. . . . . . . . .        897,954          699,996
  Product development . . . . . . . . . . . .        427,140          452,212
                                                  ----------       ----------
    Total operating expenses. . . . . . . . .      3,136,272        2,315,614
                                                  ----------       ----------
    Operating income (loss) . . . . . . . . .       (108,721)         461,156

Other income (expense):
  Interest income . . . . . . . . . . . . . .           -               1,487
  Interest expense. . . . . . . . . . . . . .        (73,987)         (98,525)
  Other, net. . . . . . . . . . . . . . . . .        (21,190)         (12,103)
                                                  ----------       ----------
    Total other income (expense). . . . . . .        (95,177)        (109,141)
                                                  ----------       ----------
Income (loss) before income taxes . . . . . .       (203,898)         352,015

Provision for income taxes. . . . . . . . . .           -              26,757
                                                  ----------       ----------
    Net income (loss) . . . . . . . . . . . .    $  (203,898)     $   325,258
                                                  ==========       ==========


Net earnings (loss) per common share. . . . .    $     (0.03)     $      0.04
                                                  ==========       ==========







                      GENTNER COMMUNICATIONS CORPORATION

                      CONDENSED STATEMENTS OF CASH FLOWS

                                                        (Unaudited)
                                                      Six Months Ended
                                                        December 31,
                                               ------------------------------
                                                   1996               1995
                                               -----------        -----------
Cash flows from operating activities:
  Cash received from customers . . . . . .    $  6,265,022       $  5,874,882
  Cash paid to suppliers and employees . .      (5,352,098)        (5,736,124)
  Interest received. . . . . . . . . . . .            -                 3,362
  Interest paid. . . . . . . . . . . . . .         (71,427)          (106,814)
  Income taxes refunded (paid) . . . . . .          19,100            (25,900)
                                               -----------        -----------
    Net cash provided by operating
     activities. . . . . . . . . . . . . .         860,597              9,406
                                               -----------        -----------

Cash flows from investing activities:
  Purchases of property and equipment. . .        (607,769)           (49,338)
  Issuance of note receivable. . . . . . .        (147,327)              -
  Increase in other assets . . . . . . . .         (69,047)            (1,591)
                                               -----------        -----------
    Net cash used in investing activities.        (824,143)           (50,929)
                                               -----------        -----------

Cash flows from financing activities:
  Proceeds from employee stock option
   exercises . . . . . . . . . . . . . . .            -               142,313
  Net repayments under line of credit. . .         (21,264)           (75,000)
  Principal payments of short-term notes
   to vendors. . . . . . . . . . . . . . .            -              (283,687)
  Proceeds from issuance of
   long-term debt. . . . . . . . . . . . .         319,669            400,000
  Principal payments of capital
   lease obligations . . . . . . . . . . .         (90,873)           (79,163)
  Principal payments of long-term debt . .         (94,101)           (48,037)
                                               -----------        -----------
    Net cash provided by financing
     activities. . . . . . . . . . . . . .         113,431             56,426
                                               -----------        -----------

Net increase in cash . . . . . . . . . . .         149,885             14,903
Cash at the beginning of the year. . . . .         213,763            119,238
                                               -----------        -----------
Cash at the end of the period  . . . . . .    $    363,648       $    134,141
                                               ===========        ===========


Supplemental disclosure of cash flow information:
  Property and equipment financed by
   capital leases. . . . . . . . . . . . .    $    293,701       $     25,490
                                               ===========        ===========







                      GENTNER COMMUNICATIONS CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1996
                                  (Unaudited)

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


2. Earnings (Loss) Per Common Share

      Earnings (loss) per common share was calculated using the modified treasury stock method. The weighted average number of common shares outstanding was 7,662,375 and 7,659,864, respectively, for the three months ended December 31, 1996 and 1995. For the six-month periods then ended, the amounts were 7,662,375 and 7,617,022, respectively. Stock options and warrants to purchase common stock have been excluded from the presented computation of per share amounts inasmuch as the effects were either immaterial or antidilutive.


3. Inventory

      Inventory is summarized as follows:

                                                   (Unaudited)
                                                   December 31,     June 30,
                                                       1996           1996
                                                    ----------     ----------
      Raw materials. . . . . . . . . . . . . .     $   825,138    $   962,504
      Work in progress . . . . . . . . . . . .         843,786        866,279
      Finished goods . . . . . . . . . . . . .         855,022      1,400,982
                                                    ----------     ----------
        Total inventory. . . . . . . . . . . .     $ 2,523,946    $ 3,229,765
                                                    ==========     ==========


4. Employee Stock Purchase Plan

      During the month of January 1997, the Company established an Employee Stock Purchase Plan, and on January 27, 1997 the shares to be issued under the Plan were registered with the Securities and Exchange Commission. 500,000 shares of common stock are authorized to be issued and purchased under the Plan. Under the terms of the Plan, employees will have the opportunity through a common broker to purchase shares for their account on the open market at market prices. The Company will then issue new compensatory shares to employees at a rate of one share for every nine shares purchased. The Plan requires that all such shares purchased and issued are to be held by employees for a period of at least one year.







               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

     Sales for the three months ended December 31, 1996 increased by 16% compared to the same period during the prior fiscal year. The primary reason for the increase during fiscal 1997's second quarter was higher sales of new Broadcast and Teleconferencing products. Sales of existing Broadcast and Assistive Listening System ("ALS") products also experienced increases during the quarter. Increased sales of these products was the same reason the Company's year-to-date sales increased 11%, as compared to the six-month period during fiscal 1996.

     Sales to the Broadcast market, which represent just over half of the Company's business, grew by 17% and 12%, respectively, during the three and six-month periods ended December 31, 1996, when compared to the same period last fiscal year. The Company had higher sales of its TS612 multi-line talk show product line, due to new additions and network connection enhancements introduced over the last twelve months. Broadcast sales also grew particularly during the second quarter as a result of the Company beginning regular shipments of its new GSC3000 product series. Introduced in April of 1996, the new product line is expected to significantly grow sales of the Company's Site Control line of products. Site Control products help broadcasters fulfill legal requirements for monitoring and controlling remote transmitter sites. The new GSC line will allow station managers to monitor several different sites using one networked system.

     Sales to the audio segment of the Teleconferencing market (the "Audioconferencing" market) increased 18% during this fiscal year's second quarter, and increased 5% year-to-date as compared to the corresponding periods of the prior fiscal year. The increase in the second quarter resulted primarily from sales growth in the Company's line of room system products, particularly the new GT724 teleconferencing system. The new product has strong customer appeal and wider potential teleconferencing applications than the Company's other audioconferencing room products. Several distance learning and telemedicine organizations have named the GT724 as the product of choice to be included with their systems. During the second quarter, the Company also experienced a 35% increase in sales of its audioconferencing service. The growth was a result of higher sales and marketing efforts devoted to this area. During the last part of the calendar year the Company test marketed a regional advertising campaign in which the service was reintroduced using the brand name 1-800 LETS MEET. The Company plans to continue emphasizing its sales efforts on behalf of the service, and also plans to devote additional resources to the development of new audioconferencing system products anticipated to be introduced during the coming calendar year.

     Contributing to the overall sales increase for the second quarter were higher sales of ALS products, due partially as a result of sales of the new PTX portable transmitter introduced last year. ALS products represent one of the Company's fastest growing product segments, growing 21% during the second quarter ended December 31, 1996, and have grown 48% so far during the current fiscal year as compared to the corresponding periods of last year.

     Operating expenses for the second quarter grew 41%, and increased 35% during the six months ended December 31, 1996, when compared to the same periods of the prior fiscal year. The increases resulted mainly from significant increases in sales and marketing costs. During the last part of the quarter ended June 30, 1996, the Company began significant new initiatives to augment its efforts in the areas of marketing and sales. These activities have continued throughout the current fiscal year as well. In September 1996, the Company hired its first Vice President of Sales and Marketing. Management believes this new position is key to serving the Company's markets and positioning the Company for additional sales growth and profitability. The Company has also devoted additional sales and marketing resources to all market areas, particularly with respect to its aforementioned audioconferencing service. These activities resulted in a 78% jump in sales and marketing expenses during the second quarter compared with the same period of the prior fiscal year, and a 56% increase in such expenses for the first half of fiscal 1997. General and administrative expenses have risen during the three and six-month periods, respectively, by 27% and 28%, primarily as a result of hiring increases in the areas of human resources and information systems management. In addition, during the second quarter the Company moved into expanded office and warehouse space located adjacent to its existing facilities. The new space has effectively doubled the Company's available square footage, resulting in increased occupancy costs. Product development costs declined 19% during the most recent quarter and were lower by 5% year-to-date for the current fiscal year compared to last. The decreases reflect less development activity so far this year than the prior fiscal year, during which the Company had been devoting resources to bringing the TS612 product to market. The Company expects development costs to increase during the last half of fiscal 1997 as it moves closer to finishing work on significant new audioconferencing room system products. The Company is in an investment phase currently, and anticipates these increases in overhead expenses to continue. However, the Company also expects these moves will continue to increase sales, resulting in profitability in the long-term.

     The differences in interest expense incurred during the second quarter and the current fiscal year-to-date primarily reflect differences in usage of the Company's line of credit facility.


FINANCIAL CONDITION AND LIQUIDITY

     The Company's current ratio decreased from 2.5:1 to 2.0:1 during the six months since June 30, 1996. The factor contributing most to the change was a 41% increase in the accounts payable balance, along with a 39% increase in the quarter-end level of accrued expenses. The increases stem primarily from the purchase of additional GSC3000-related raw materials over the last four months, along with the general increase in operating expenses mentioned above. The change in current ratio was also affected by a 22% decrease in inventory amounts. Over the last two years, the Company has concentrated on better inventory management and purchasing efficiencies. Positive results began to show during fiscal 1996's second quarter, and have continued ever since. Although efforts have been directed to inventory balances overall, during the last nine months the Company has particularly focused on strategic levels of finished goods in relation to anticipated sales. Those efforts resulted in a 28% finished goods inventory decline during fiscal 1997's first quarter, and an additional 15% decrease during the quarter ended December 31, 1996. The Company feels that the amount of finished goods at present in relation to sales volume is sufficient to support anticipated sales levels, and plans to continue its attention in reducing raw materials. So far this year, raw materials have been reduced 14%.

     In October 1996, the Company renewed its line of credit arrangement ($894,777 outstanding at December 31, 1996) with a different commercial bank. The terms of the new lending arrangement are for a higher maximum amount outstanding than the Company had previously ($2.5 million available, up from $1.75 million), and at an interest rate which is variable, depending on various financial ratios. Specifically, the rate can range from three to five basis points over the London Interbank Offered Rate (LIBOR). Currently, the rate is 8.9%. The loan is secured by accounts receivable and inventory, and is scheduled to mature at the end of October 1997.

     The Company has been successful in improving cash flows during the prior fiscal year and those efforts have carried into the first half of fiscal 1997. By reducing its short-term debt over the last twelve months, along with arranging for a higher credit limit, the Company has been able to increase available cash reserves. The Company's cash flow position has also improved as a result of implementing successful inventory management programs. Already the Company has seen the positive operational cash flow results from this course of action. These activities combined will allow the Company to pursue its plans for fiscal 1997 of enhancing marketing and sales activities to achieve sales growth. As sales continue to increase, the Company anticipates that it can achieve its business plan through a combination of internally generated funds, and short term and/or long-term borrowing, if necessary.

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

            (b) Reports on Form 8-K
                  None





                                  SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           GENTNER COMMUNICATIONS CORPORATION



                                           /s/  David L. Harmon
                                           ---------------------
                                           David L. Harmon
                                           Chief Financial Officer










Date: February 13, 1997