Form 10QSB
period 1987-03-31
GENTNER COMMUNICATIONS CORP
filed 1997-05-13
CIK 840715

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549



                                 FORM 10-QSB


(Mark One)

 X
----     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

           For the quarterly period ended March 31, 1997
                                          --------------

                                      OR

----     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

           For the transition period from --------------- to ---------------


                        Commission file number: 0-17219
                                                -------



                      GENTNER COMMUNICATIONS CORPORATION
                      ----------------------------------

            (Exact name of registrant as specified in its charter)

          UTAH                                          87-0398877
---------------------------------------                 ----------
   (State or other jurisdiction of                     (IRS Employer
    incorporation or organization)                   Identification No.)

1825 RESEARCH WAY, SALT LAKE CITY, UTAH                   84119
---------------------------------------                 ----------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code:  (801) 975-7200
                                                     ---------------


--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   Yes xx    No
      ______    ______

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          CLASS OF COMMON STOCK                              MAY 6, 1997
          ----------------------                             -----------
             $0.001 PAR VALUE                              7,662,375 SHARES

                      GENTNER COMMUNICATIONS CORPORATION

                                    INDEX


                                                                    PAGE
                                                                   NUMBER
                                                                  ---------

PART I - FINANCIAL  INFORMATION

         Item 1. Financial Statements

               Balance Sheets
                    March 31, 1997 (unaudited) and June 30, 1996      4


               Statements of Operations
                    Three Months Ended March 31, 1997 and
                    1996 (unaudited)                                  5


               Statements of Operations
                    Nine Months Ended March 31, 1997 and
                    1996 (unaudited)                                  6


               Condensed Statements of Cash Flows
                    Nine Months Ended March 31, 1997 and
                    1996 (unaudited)                                  7


               Notes to Financial Statements                          8


          Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    9



     PART II - OTHER  INFORMATION                                    15

                      GENTNER COMMUNICATIONS CORPORATION

                                BALANCE SHEETS
                                                  (Unaudited)
                                                    March 31,    June 30,
                                                      1997         1996
                                                 ------------  ------------
                           ASSETS
Current assets:
      Cash and cash equivalents . . . . . . .     $   292,952   $   213,763
      Accounts receivable   . . . . . . . . .       1,592,031     1,556,436
      Inventory . . . . . . . . . . . . . . .       2,535,611     3,229,765
      Other current assets  . . . . . . . . .         337,509       111,743
                                                  ------------  ------------
          Total current assets  . . . . . . .       4,758,103     5,111,707

Property and equipment, net . . . . . . . . .       2,220,717     1,514,629
Other assets, net . . . . . . . . . . . . . .         307,191       153,874
                                                  ------------  ------------
          Total assets  . . . . . . . . . . .     $ 7,286,011   $ 6,780,210
                                                  ============  ============

            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Notes payable . . . . . . . . . . . . .     $ 1,112,370   $   916,041
      Accounts payable  . . . . . . . . . . .         662,467       503,168
      Accrued expenses  . . . . . . . . . . .         390,220       294,729
      Current portion of long-term debt . . .         222,454       163,314
      Current portion of capital lease
        obligations . . . . . . . . . . . . .         181,339       138,787
                                                  ------------  ------------
          Total current liabilities . . . . .       2,568,850     2,016,039

Long-term debt  . . . . . . . . . . . . . . .         639,783       427,250
Capital lease obligations . . . . . . . . . .         396,489       163,163
                                                  ------------  ------------
          Total liabilities . . . . . . . . .       3,605,122     2,606,452

Shareholders' equity:
      Common stock, 50,000,000 shares
        authorized, par value $.001,
        7,662,375 shares issued and
        outstanding . . . . . . . . . . . . .           7,662         7,662
      Additional paid-in capital  . . . . . .       4,422,747     4,422,747
      Accumulated deficit . . . . . . . . . .        (749,520)     (256,651)
                                                  ------------  ------------
          Total shareholders' equity  . . . .       3,680,889     4,173,758
                                                  ------------  ------------

          Total liabilities and
          shareholders' equity  . . . . . . .     $ 7,286,011   $ 6,780,210
                                                  ============  ============

                     See accompanying notes
                    STATEMENTS OF OPERATIONS
                                                            (Unaudited)
                                                        Three Months Ended
                                                             March 31,
                                                  ----------------------------
                                                       1997            1996
                                                  -------------  ------------
Net sales  . . . . . . . . . . . . . . . . . . .  $  3,340,279   $ 2,378,502
Cost of goods sold . . . . . . . . . . . . . . .     1,751,973     1,315,558
                                                  -------------  ------------
      Gross profit . . . . . . . . . . . . . . .     1,588,306     1,062,944

Operating expenses:
      Marketing and selling  . . . . . . . . . .       936,304       540,717
      General and administrative . . . . . . . .       590,199       326,940
      Product development  . . . . . . . . . . .       309,987       266,607
                                                  -------------  ------------
            Total operating expenses . . . . . .     1,836,490     1,134,264

            Operating (loss) . . . . . . . . . .      (248,184)      (71,320)

Other income (expense):
      Interest income  . . . . . . . . . . . . .         4,408           500
      Interest expense . . . . . . . . . . . . .       (49,571)      (37,357)
      Other, net . . . . . . . . . . . . . . . .         4,377       (12,587)
                                                  -------------  ------------
           Total other income (expense)  . . . .       (40,786)      (49,444)
                                                  -------------  ------------

(Loss) before income taxes . . . . . . . . . . .      (288,970)     (120,764)

Provision for income taxes . . . . . . . . . . .          -           26,757
                                                  -------------  ------------
            Net (loss) . . . . . . . . . . . . .  $   (288,970)  $   (94,007)
                                                  =============  ============



Net (loss) per common share . . . . . . . . . .   $      (0.04)  $     (0.01)
                                                  =============  ============

                    See accompanying notes

                            STATEMENTS OF OPERATIONS


                                                         (Unaudited)
                                                      Nine Months Ended
                                                           March 31,
                                                  --------------------------
                                                      1997          1996
                                                  ------------  ------------

Net sales . . . . . . . . . . . . . . . . . .     $ 9,838,158   $ 8,228,662
Cost of goods sold  . . . . . . . . . . . . .       5,222,302     4,388,949
                                                  ------------  ------------
      Gross profit  . . . . . . . . . . . . .       4,615,856     3,839,713

Operating expenses:
      Marketing and selling . . . . . . . . .       2,747,481     1,704,123
      General and administrative  . . . . . .       1,488,153     1,026,935
      Product development . . . . . . . . . .         737,128       718,818
                                                  ------------  ------------
            Total operating expenses  . . . .       4,972,762     3,449,876

            Operating income (loss) . . . . .        (356,906)      389,837

Other income (expense):
      Interest income . . . . . . . . . . . .           4,408         1,988
      Interest expense  . . . . . . . . . . .        (123,558)     (135,882)
      Other, net  . . . . . . . . . . . . . .         (16,814)      (24,691)
                                                  ------------  ------------
            Total other income (expense)  . .        (135,964)     (158,585)
                                                  ------------  ------------

Income (loss) before income taxes . . . . . .        (492,870)      231,252

Provision for income taxes  . . . . . . . . .            -             -

            Net income (loss) . . . . . . . .     $  (492,870)  $   231,252
                                                  ============  ============




Net earnings (loss) per common share  . . . .     $     (0.06)  $      0.03
                                                  ============  ============

                    See accompanying notes

                      CONDENSED STATEMENTS OF CASH FLOWS
                                                         (Unaudited)
                                                      Nine Months Ended
                                                           March 31,
                                                 ----------------------------
                                                      1997           1996
                                                 -------------  -------------
Cash flows from operating activities:
      Cash received from customers  . . . . .    $  9,727,056   $  8,518,852
      Cash paid to suppliers and employees  .      (8,918,092)    (8,150,951)
      Interest received . . . . . . . . . . .           1,227          3,862
      Interest paid . . . . . . . . . . . . .        (124,382)      (144,178)
      Income taxes refunded (paid)  . . . . .          24,100        (25,900)
                                                 -------------  -------------
          Net cash provided by
            operating activities  . . . . . .         709,909        201,685
                                                 -------------  -------------
Cash flows from investing activities:
      Purchases of property and equipment . .        (742,931)      (109,925)
      Issuance of note receivable . . . . . .        (139,745)          -
      Increase in other assets  . . . . . . .         (74,226)        25,944
                                                 -------------  -------------
          Net cash used in investing
            activities  . . . . . . . . . . .        (956,902)       (83,981)
                                                 -------------  -------------
Cash flows from financing activities:
      Proceeds from employee stock
        option exercises  . . . . . . . . . .            -           142,313
      Net borrowings (repayments)
        under line of credit  . . . . . . . .         196,329        (99,618)
      Principal payments of short-term
        notes to vendors  . . . . . . . . . .            -          (283,687)
      Proceeds from issuance of
        long-term debt  . . . . . . . . . . .         425,195        400,000
      Principal payments of capital
        lease obligations . . . . . . . . . .        (141,820)      (103,542)
      Principal payments of long-term debt  .        (153,522)       (95,818)
                                                 -------------  -------------
          Net cash provided by (used in)
            financing activities  . . . . . .         326,182        (40,352)
                                                 -------------  -------------
Net increase in cash  . . . . . . . . . . . .          79,189         77,352
Cash at the beginning of the year . . . . . .         213,763        119,238
                                                 -------------  -------------
Cash at the end of the period . . . . . . . .    $    292,952   $    196,590
                                                 =============  =============
Supplemental disclosure of cash flow information:
      Property and equipment financed by
        capital leases  . . . . . . . . . . .    $    417,698   $     25,490
                                                 =============  =============

                            See accompanying notes

                        NOTES TO FINANCIAL STATEMENTS
                                March 31, 1997
                                 (Unaudited)

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

2.  Earnings (Loss) Per Common Share

     Earnings (loss) per common share was calculated using the modified treasury stock method. The weighted average number of common shares outstanding was 7,662,375 and 7,662,375 respectively, for the three months ended March 31, 1997 and 1996. For the nine month periods then ended, the amounts were 7,662,375 and 7,632,030, respectively. Stock options and warrants to purchase common stock have been excluded from the presented computation of per share amounts inasmuch as the effects are either immaterial or antidilutive.

3.  Inventory

Inventory is summarized as follows:

                                                   (Unaudited)
                                                    March 31,      June 30,
                                                      1997           1996
                                                 ------------    ------------
Raw Materials . . . . . . . . . . . . . . . .    $   688,233     $   962,504
Work in progress. . . . . . . . . . . . . . .        778,337         866,279
Finished Goods. . . . . . . . . . . . . . . .      1,069,041       1,400,982
                                                 ------------    ------------
    Total inventory . . . . . . . . . . . . .    $ 2,535,611     $ 3,229,765
                                                 ============    ============

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     Sales for the three months ended March 31, 1997 increased 40% compared to the same three-month period last year. This growth was made up of a 66% increase in the Teleconferencing segment (including both product and service), a 30% increase in the Broadcast segment and a 12% increase in the Assisted Listening Systems (ALS) segment. Year-to-date sales increased 20% compared to the corresponding period last year due to sales growth in these same product segments.

     Sales in the Teleconferencing segments, including both product and service, increased 66% comparing third quarter of this fiscal year to the same quarter last year. This increase is primarily due to sales of the new GT724 Teleconferencing product. The company began shipping this product June 1996, and sales have exceeded the Company's projections. The GT724 is used in many different teleconferencing applications, particularly distance learning, telemedicine and courtrooms. For the third quarter, the company's Teleconferencing Service (1-800 LETS MEET)(TM) experienced a 115% sales growth over the same quarter last fiscal year. This increase in sales is a result of the company hiring a dedicated sales staff and aggressive marketing to promote its conference calling service. For the nine months ending March 31, 1997, sales in the Teleconferencing segment increased 25% over the same nine-month period last fiscal year. The nine month comparative increase is made up of a 25% increase in Teleconferencing products and a 63% increase in the 1-800 LETS MEET (TM) service. The year-to-date sales increases are due to the same reasons as the increases for the third quarter.

     The Broadcast segment sales, which include Telephone and Site Control products, increased 30% for third quarter of this year as compared to the third quarter of last year. The GSC3000 Site Control product began shipping during the second quarter, and has produced significant sales for the Company. The GSC3000 allows a broadcaster to monitor and control several different
remote transmitter sites using one networked system.    More than half the
increase in Broadcast sales is due to Site Control sales improvements. The TS612 multi-line talk show product accounted for the remainder of the Broadcast sales increase. Year-to-date sales in the Broadcast segment are up 28% compared to the same period last year.

     The Assisted Listening segment continues to show steady sales growth. Third quarter ALS sales grew 12% and year-to-date sales grew 35% compared to the corresponding periods during last fiscal year. This increase is a result of new product introductions and continued aggressive marketing.
Additionally towards the end of the third quarter, the Company signed two OEM agreements with companies that want the Company to produce their private label ALS products.

     The Company's gross profit margin percentage was 48% for the third quarter of this year, compared to 45% for the same quarter last year. This increase is primarily due to new products having a higher gross profit margin, as well as a different product mix.

     Operating expenses for the quarter grew 62%, and increased 44% year-to-date compared to the same periods last year. According to the Company's plan, most of the increased expenses came in the Sales and Marketing area, which grew 73% for the quarter and 61% year-to-date, compared to corresponding periods last year. The balance of the increase is in the General and Administrative area, which grew 80% for the quarter, and 45% for the year, compared to last year.

     Sales and Marketing third quarter expenses increased 73% over the prior years third quarter, primarily due to increased advertising, human resources and travel expenditures. Also during the third quarter this year, the independent representative commissions increased due to increased teleconferencing sales. Year-to-date Sales and Marketing expenses increased 61% compared to last year as the Company continues its investment in Sales and Marketing.

     Third quarter General and Administrative expenses are up 80%, and year-to-date expenses are up 45% compared to the same periods last year. This increase is primarily due to the Company's move into its expanded facility in November 1996. The new space is double the space originally occupied by the Company, and as a result, occupancy costs have increased significantly.

     Interest expense for the quarter is up 33% compared to the same quarter last year. This increase is due to higher line of credit usage and increased debt balances. The Company did not increase its outstanding debt until the third quarter, hence interest expense year-to-date is down 9%.

     In the third quarter of last fiscal year, the Company made a commitment to invest a significant amount in its Sales and Marketing, product development and infrastructure. The plan was to incur losses for the next several quarters with the expectation that this investment would increase future sales. The Company has experienced sales increases, and is now shifting its focus to profitability. With the investment phase completed, the Company is focused on controlling expenses and generating profits.

Financial Condition and Liquidity

     The Company's current ratio decreased from 2.5:1 on June 30, 1996 to 1.9:1 on March 31, 1997. This decrease in current ratio was caused primarily by decreasing inventory levels and increasing short term debt. As the Company maintains its focus on improving inventory turns, the level of raw materials continues to decrease, falling 29% since June 30, 1996. Finished goods inventory is at a level that the Company believes will continue to support anticipated sales levels. Other factors affecting the current ratio are the increase in Notes Payable of 21% and Accounts Payable of 32% since the end of
last fiscal year.   These increases are a result of increased operating
expenses. Furthermore, during the past several months, the Company used its credit line to finance property and equipment additions. The Company is planning on financing these long term assets with long-term debt, and expects the current ratio to improve once this change is made.

     The Company has an outstanding line of credit of $2.5 million. The interest rate on the line is a variable interest rate (anywhere from three to five basis points over the London Interbank Offered Rate (LIBOR)). As of March 31, 1997 the outstanding balance was $1.1 million at an interest rate of 8.87%. The term of this line is a one year term, expiring October 24, 1997.

     The Company continues to experience improved operating cash flows this fiscal year compared to the last fiscal year. Increasing sales and a successful inventory management plan have contributed to positive operating cash flows. As sales continue to increase, the Company expects to finance its business plan through a combination of internally generated funds and short-term or long-term borrowings, if necessary.

Forward Looking Statements and Risk Factors

     To the extent any statement presented herein deals with information that is not historical, such statement is necessarily forward looking. As such, it is subject to occurrence of many events outside of the Company's control. These occurrences could cause the Company's results to differ materially from those anticipated. A sample listing of such occurrences follows:

Competition - Rapid Technological Change

     The Broadcast, Teleconferencing and ALS markets are highly competitive and characterized by rapid technological change. The Company's future performance will depend in large part upon its ability to remain competitive and to develop and market new products in these markets. The Company competes with businesses having substantial financial, research and development, manufacturing, marketing and other resources.

     The markets in which the Company competes have historically involved the introduction of new and technologically advanced products that cost less or perform better than existing products. If the Company is not competitive in its research and development efforts, its products may become obsolete or priced above competitive levels.

     Although management believes that, based on their performance and price, its products are attractive to customers, there can be no assurance that competitors will not introduce comparable or technologically superior products which are priced more favorably than the Company's products.

Marketing

     The Company has gained experience over the last several years in marketing its products; however it is subject to all of the risks inherent in the sale and marketing of current and new products in an evolving market. The Company must effectively allocate its resources to the marketing and sale of these products through diverse channels of distribution. The Company's strategy is to establish distribution channels in markets where it believes there is a growing need for its goods and services. There can be no assurance that this strategy will prove successful.

Dependence on Distribution Network

     The Company markets its products primarily through a network of representatives, dealers and master distributors. All of the Company's agreements retaining such representatives and dealers are non-exclusive and terminable at will by either party. Although the Company believes that its relationship with such representatives and dealers is good, there can be no assurance that any of such representatives or dealers will continue to offer the Company's products.

     Furthermore, there are no obligations on the part of such representatives and dealers to provide any specified level of support to the Company's products or to devote any specific time, resources or efforts to the marketing of the Company's products, nor are there any prohibitions on dealers offering products that are competitive with those of the Company. Most dealers do offer competitive products. The Company reserves the right to maintain house accounts which are sold direct, however, the loss of a majority or all representatives or dealers could have a material adverse effect on the Company's business.

Limited Capitalization

     As of March 31, 1997, the company had $292,952 in cash and $2,189,253 in working capital. The Company may be required to seek additional financing if anticipated levels of revenue are not realized, if higher than anticipated costs are incurred in the development, manufacture or marketing of the Company's products, or if product demand exceeds expected levels. There can be no assurance that any additional financing thereby necessitated will be available on acceptable terms, or at all.

     In addition, the Company's revolving line of credit matures on October 24, 1997 and there can be no assurance that the Company will be able to extend the maturity date of the line of credit or obtain a replacement line of credit from another commercial institution. The Company had an outstanding balance payable of $1,112,370 on a $2.5 million line of credit as of March 31, 1997. To the extent the line of credit is not extended or replaced and cash from operations is unavailable to pay the indebtedness then outstanding under the line of credit, the Company may be required to seek additional financing.

Dependence Upon Officers and Key Employees

     The Company is substantially dependent upon certain of its officers and key employees, including Russell D. Gentner, its Chairman, President and Chief Executive Officer and a principal stockholder of the Company. The loss of Mr. Gentner by the Company could have a material adverse effect on the Company. The Company currently has in place a key man life insurance policy on the life of Mr. Gentner in the amount of $2,000,000.

Dependence on Supplier and Single Source of Supply

     The Company does not have written agreements with any suppliers. Furthermore, certain digital microprocessor chips used in connection with the Company's products can only be obtained from a single supplier and the Company is dependent upon the ability of this supplier to deliver such chips in accordance with the Company's specifications and delivery schedules. The Company does not have a written commitment from such sole supplier to fulfill the Company's future requirements. Although the Company maintains an inventory of such chips in an amount which it believes is sufficient to cover its requirements for three months and is attempting to develop alternate sources of supply, there can be no assurance that such chips will always be readily available, or if at all available, available at reasonable prices or in sufficient quantities, or deliverable in a timely fashion. If such chips or other key components become unavailable, it is likely that the company will experience delays, which could be significant, in production and delivery of its products unless and until the company can otherwise procure the required component or components at competitive prices, if at all. The lack of availability of these components could have a materially adverse effect on the Company.

     Although the Company believes that most of the key components required for the production of its products are currently available in sufficient production quantities, there can be no assurance that they will remain so available. Furthermore, suppliers of some of these components are currently or may become competitors of the Company, which might also affect the availability of key components to the Company. It is possible that other components required in the future may necessitate custom fabrication in accordance with specifications developed or to be developed by the Company. Also, in the event the Company, or any of the manufacturers whose products the Company expects to utilize in the manufacture of its products, is unable to develop or acquire components in a timely fashion, the Company's ability to achieve production yields, revenues and net income will be adversely affected.

Lack of Patent Protection

     The Company currently relies on a combination of trade secret and nondisclosure agreements to establish and protect its proprietary rights in its products. There can be no assurance that others will not independently develop similar technologies, or duplicate or design around aspects of the Company's technology. In addition, several of the Company's employees have not signed confidentiality agreements regarding the Company's proprietary information. The Company believes that its products and other proprietary rights do not infringe any proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims in the future.

Dividends Unlikely

     The Company has never paid cash dividends on its securities and does not intend to declare or pay cash dividends in the foreseeable future. Earnings
are expected to be retained to finance and expand its business.   Furthermore,
the Company's revolving line of credit prohibits the payment of dividends on its Common Stock.

Potential Dilutive Effect of Outstanding Options and Warrants and Possible Negative Effect of Future Financing

     The Company has outstanding Options, Warrants and a Unit Purchase Option. The outstanding options are issued under the Company's 1990 Incentive plan which includes options to purchase up to 1,500,000 shares of Common Stock granted or available for grant. The Company issued Warrants that allow the holder to purchase one share of Common Stock at an exercise price of $1.50. There currently are 2,875,000 Warrants outstanding. They expire September 22, 1997. The Company also granted the underwriter of the warrants an option to purchase a total of 125,000 units (a unit consists of three shares of common stock and warrants to purchase two shares of common stock) at $3.60 per unit. Holders of these Options, Warrants and Unit Purchase Options are given an opportunity to profit from a rise in the market price of the Company's Common Stock with a resulting dilution in the interests of the other stockholders. Further, the terms on which the Company may obtain additional financing during such periods may be adversely affected by the existence of the Warrants, the Unit Purchase Option and such other options. The holders of the Warrants, the Unit Purchase Option and such other options may exercise them at a time when the Company might be able to obtain additional capital through a new offering of securities on terms more favorable than those provided therein. In addition, holders of the Unit Purchase option have registration rights with respect to such option and the underlying securities, the exercise of which may involve substantial expense to the Company.

                             PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (a) List of Exhibits

         27.0     Financial Data Schedule

     (b) Reports on Form 8-K
         None



                              SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1935, the registant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              GENTNER COMMUNICATIONS CORPORTATION




                              [S]Susie Strohm
                              Assistant VP - Finance


Date:  May 6, 1997