Form 10KSB
period 1997-06-30
GENTNER COMMUNICATIONS CORP
filed 1997-09-30
CIK 840715

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended  June 30, 1997

                                  OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from             to
                                          -----------    -----------

                     Commission file number  0-17219

                    GENTNER COMMUNICATIONS CORPORATION
                    ----------------------------------
              (Name of small business issuer in its charter)

                  Utah                              87-0398877
   --------------------------------------       ------------------
   (State or other jurisdiction                  (I.R.S. Employer
  of incorporation or organization)             Identification No.)

  1825 Research Way, Salt Lake City, Utah             84119
  ------------------------------------------------------------
  (Address of principal executive offices)          (Zip Code)

                Issuer's telephone number  (801) 975-7200

      Securities registered under Section 12(b) of the Exchange Act:

       Title of each class     Name of each exchange on which registered
       -------------------     -----------------------------------------
              None                               None

      Securities registered under Section 12(g) of the Exchange Act:

                      Common Stock, $0.001 par value
                      ------------------------------
                            (Title of class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.    Yes    X        No
                       ---            ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.   X
                                              ---

The issuer's revenues for its most recent fiscal year ended June 30, 1997 were $13,371,851.

The aggregate market value of the voting stock held by non-affiliates is approximately $6,300,000. This value was computed by reference to the price at which the stock was sold, $1.00, on September 2, 1997 (which date is within 60 days of the filing of this Form 10-KSB).

The number of shares outstanding of the issuer's Common Stock as of September 2, 1997 was 7,664,443.


                   DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and
(3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"):

      1. The Annual Report to Shareholders for fiscal year ended June 30, 1997 ("Annual Report"), is incorporated into Parts I and II.

      2. The Proxy Statement provided to shareholders in conjunction with election of directors, approval of appointment of independent certified public accountants, and consideration of the 1997 Employee Stock Purchase Plan, at the Company's 1997 Annual Meeting of Shareholders to be held on November 21, 1997 ("Proxy Statement"), is incorporated into Part III.

[EXCEPT AS OTHERWISE NOTED, THE INFORMATION CALLED FOR IN PARTS I AND II IS INCORPORATED BY REFERENCE FROM THE REGISTRANT'S 1997 ANNUAL REPORT TO SHAREHOLDERS FURNISHED TO THE COMMISSION PURSUANT TO RULE 14A-3(B).]

                               PART I

Item 1. Description of Business; see 1997 Annual Report section entitled "Description of Business".

Item 2. Description of Properties; see 1997 Annual Report section entitled "Properties".

Item 3.    Legal Proceedings; None.

Item 4.    Submission of Matters to a Vote of Security Holders; None.

                              PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters; see 1997 Annual Report section "Market for Common Equity and Related Stockholder Matters".

Item 6. Management's Discussion and Analysis or Plan of Operation; see 1997 Annual Report section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation".

Item 7.    Financial Statements; see attachment to 1997 Annual Report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure; None.

[THE INFORMATION CALLED FOR IN PART III IS INCORPORATED BY REFERENCE FROM THE REGISTRANT'S PROXY STATEMENT, TO BE FILED IN ACCORDANCE WITH SCHEDULE 14A IN CONNECTION WITH THE ELECTION OF DIRECTORS, APPOINTMENT OF AUDITORS, AND CONSIDERATION OF THE COMPANY'S 1997 EMPLOYEE STOCK PURCHASE PLAN, AT THE COMPANY'S 1997 ANNUAL MEETING OF SHAREHOLDERS TO BE HELD NOVEMBER 12, 1997.]

                               PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act; see Proxy Statement sections entitled "Nominees", "Executive Officers", and compliance with "Section 16(a) of the Securities Exchange Act".

Item 10. Executive Compensation; see Proxy Statement section entitled "Executive Compensation and Other Matters".

Item 11.   Security Ownership of Certain Beneficial Owners and
           Management; see Proxy Statement section entitled "Stock Ownership of Certain Beneficial Owners and Management".

Item 12. Certain Relationships and Related Transactions; see Proxy Statement section entitled "Certain Relationships and Related Transactions".


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits Required by Item 601 of Regulation S-B

The following exhibits are hereby incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1989. The exhibit numbers shown are those in the 1989 Form 10-K as originally filed.


EXHIBIT
NUMBER             DESCRIPTION

3.1*+ Articles of Incorporation and all amendments thereto through March 1, 1988. (Page 10)

10.4*+    VRC-1000 Purchase Agreement between Gentner Engineering
          Company, Inc. (a former subsidiary of the Company which was merged into the Company) and Gentner Research Ltd., dated January 1, 1987. (Page 71)

10.6*+ Commercial Lease between the Company and Dell S. Nichols, dated January 15, 1988. (Page 97)

10.8*+    Form of Split-Dollar Insurance Agreement.  (Page 136)

The following exhibit is hereby incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990. The exhibit number shown is the one in the 1990 Form 10-K as originally filed.

EXHIBIT
NUMBER             DESCRIPTION

10.1*+ Dealer Agreement between the Company and Allied Broadcast Equipment, dated January 19, 1990. (Page 55)

The following exhibits are hereby incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991. The exhibit numbers shown are those in the 1991 Form 10-K as originally filed.

EXHIBIT
NUMBER             DESCRIPTION

3.1*+     Amendment to Articles of Incorporation, dated July 1, 1991.

10.1*+ Internal Modem Purchase Agreement between Gentner Engineering Company, Inc. and Gentner Research, Ltd., dated October 12, 1987.

10.2*+ Digital Hybrid Purchase Agreement between Gentner Engineering, Inc. and Gentner Research, Ltd., dated September 8, 1988.

The following exhibits are hereby incorporated by reference from the Company's Form 10-K for the fiscal year ended June 30, 1992. The exhibit numbers shown are those in the 1992 Form 10-K as originally filed.

EXHIBIT
NUMBER             DESCRIPTION

10.2*+ Asset Purchase Agreement with MacroMedia, Inc., dated March 16, 1992. (Page 96)

The following documents are hereby incorporated by reference from the Company's Form 10-KSB for the fiscal year ended June 30, 1993. The exhibit numbers shown are those in the 1993 Form 10-KSB as originally filed.

EXHIBIT
NUMBER             DESCRIPTION

3*+       Bylaws, as amended on August 24, 1993.  (Page 16)

The following documents are hereby incorporated by reference from the Company's Form 10-KSB for the fiscal year ended June 30, 1996. The exhibit numbers shown are those in the 1996 Form 10-KSB as originally filed.

EXHIBIT
NUMBER             DESCRIPTION

10*#     1990 Incentive Plan, as amended August 7, 1996.  (Page 40)


The following documents are filed as exhibits to this Form 10-KSB.

EXHIBIT
NUMBER             DESCRIPTION

10.1 Commercial Credit and Security Agreement, and Promissory Note, between Company and First Security Bank, N.A. ($2,000,000)

10.2#    1997 Employee Stock Purchase Plan

10.3     Promissory Note in favor of Safeco Credit Company ($419,000)

10.4 Commercial Credit and Security Agreement, and Promissory Note, between Company and First Security Bank ($322,716.15)

10.5     Lease between Company and Valley American Investment Company

13.1     1997 Annual Report to Shareholders of Company

23.1     Consent of Ernst & Young, LLP, Independent Auditors

23.2     Consent of Ernst & Young, LLP, Independent Auditors

23.3     Consent of Ernst & Young, LLP, Independent Auditors

27       Financial Data Schedule

* Denotes exhibits specifically incorporated in this Form 10-KSB by reference to other filings pursuant to the provisions of Rule 12B-32 under the Securities Exchange Act of 1934.

# Identifies management or compensatory plans, contracts or arrangements.

+ Denotes exhibits specifically incorporated into this Form 10-KSB by reference, pursuant to Regulation S-B, Item 10(f)(2). These documents are located under File No. 0-17219 and are located at the Securities and Exchange Commission, Public Reference Branch, 450 5th St., N.W.,
Washington, DC  20549.

         REPORTS ON FORM 8-K

The Company filed no reports on Form 8-K during the latest fiscal quarter.


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GENTNER COMMUNICATIONS CORPORATION


September 29, 1997                 By:   /s/ Russell D. Gentner
                                      --------------------------------
                                         Russell D. Gentner
                                         Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.







Signature                        Title                       Date


/s/ Russell D. Gentner   Director, Chairman of the    September 29, 1997
Russell D. Gentner       Board of Directors, and
                         Chief Executive Officer
                         (Principal Executive Officer)

/s/ Susie Strohm         Vice President of Finance    September 29, 1997
Susie Strohm             (Principal Financial and
                         Accounting Officer)

POWER OF ATTORNEY

Know all men by these presents, that each person whose signature appears below constitutes and appoints each of Russell D. Gentner and Susie Strohm, jointly and severally, his true and lawful attorney in fact and agent, with full power of substitution for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this report on Form 10-KSB and to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney in fact or his substitute or substitutes may do or cause to be done by virtue hereof.


Signature                       Title                       Date

/s/ Edward Dallin Bagley   Director                   September 29, 1997
Edward Dallin Bagley


/s/ Brad R. Baldwin        Director                   September 29, 1997
Brad R. Baldwin


/s/ Edward N. Bagley       Director                   September 29, 1997
Edward N. Bagley


/s/ K. Bradford Romney     Director                   September 29, 1997
K. Bradford Romney