Form 10QSB
period 1997-09-30
GENTNER COMMUNICATIONS CORP
filed 1997-11-14
CIK 840715

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549



                                 FORM 10-QSB


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended September 30, 1997
                                       ------------------

OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from _______________ to _______________


           Commission file number:  0-17219
                                    -------

                    GENTNER COMMUNICATIONS CORPORATION
                    ----------------------------------
           (Exact name of registrant as specified in its charter)

            Utah                                              87-0398877
-------------------------------                           --------------------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                            Identification No.)

1825 Research Way, Salt Lake City, Utah                           84119
----------------------------------------------            --------------------
   (Address of principal executive offices)                      (Zip Code)


     Registrant's telephone number, including area code:  (801) 975-7200
                                                          --------------


-------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             [X] Yes    [ ]  No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class of Common Stock                     November 12, 1997
            ---------------------                     ----------------
               $0.001 par value                       7,676,203 shares

     Transitional Small Business Disclosure Format (check one)

Yes         No  X
    ---        ---

                    GENTNER COMMUNICATIONS CORPORATION

                                   INDEX

                                                                         Page
                                                                        Number
                                                                        ------

PART I - FINANCIAL  INFORMATION

     Item 1. Financial Statements Balance Sheets
             September 30, 1997 (unaudited) and June 30, 1997 . . . . . . . 4


             Statements of Operations
             Three Months Ended September 30, 1997 and 1996 (unaudited) . . 6


             Condensed Statements of Cash Flows
             Three Months Ended September 30, 1997 and 1996 (unaudited) . . 7


             Notes to Financial Statements  . . . . . . . . . . . . . . . . 9


     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations  . . . . . . . . . . . . .10

PART II - OTHER  INFORMATION  . . . . . . . . . . . . . . . . . . . . . . .12

GENTNER COMMUNICATIONS CORPORATION

BALANCE SHEETS
                                               (Unaudited)
                                              September 30,      June 30,
                                                  1997             1997
                                                  ----             ----
              ASSETS
Current assets:
  Cash and cash equivalents . . . . . .       $    7,087        $   63,992
  Accounts receivable . . . . . . . . .        1,945,645         1,682,254
  Refundable income taxes . . . . . . .             -                 -
  Inventory . . . . . . . . . . . . . .        2,693,098         2,668,761
  Other current assets  . . . . . . . .          131,585           136,177
                                              ----------        ----------
     Total current assets . . . . . . .        4,777,415         4,551,184

Property and equipment, net . . . . . .        2,419,658         2,493,287
Related party note receivable . . . . .          136,776           139,000
Other assets, net . . . . . . . . . . .          141,522           152,383
                                              ----------        ----------
     Total assets . . . . . . . . . . .       $7,475,371        $7,335,854
                                              ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable . . . . . . . . . . . .       $  767,037        $  722,997
  Accounts payable. . . . . . . . . . .          420,486           471,072
  Accrued expenses  . . . . . . . . . .          401,066           356,446
  Current portion of long-term debt              263,920           257,164
  Current portion of capital lease
    obligations . . . . . . . . . . . .          251,831           254,951
                                              ----------        ----------
     Total current liabilities. . . . .        2,104,340         2,062,630

Long-term debt  . . . . . . . . . . . .          619,624           687,274
Capital lease obligations . . . . . . .          733,102           784,354
                                              ----------        ----------
     Total liabilities  . . . . . . . .        3,457,066         3,534,258

Shareholders' equity:
  Common stock, 50,000,000 shares
    authorized, par value $.001,
    7,675,443 and 7,663,405 shares
    issued and outstanding at
    September 30, 1997 and
    June 30, 1996 . . . . . . . . . . .            7,675             7,663
  Additional paid-in capital  . . . . .        4,432,000         4,423,482
  Accumulated deficit . . . . . . . . .         (421,370)         (629,549)
                                              ----------        ----------
     Total shareholders' equity . . . .        4,018,305         3,801,596
                                              ----------        ----------
       Total liabilities and
         shareholders' equity . . . . .       $7,475,371        $7,335,854
                                              ==========        ==========

See accompanying notes

GENTNER COMMUNICATIONS CORPORATION

STATEMENTS OF OPERATIONS


                                                       (Unaudited)
                                                    Three Months Ended
                                                       September 30,
                                                  1997              1996
                                                  ----              ----
Net sales . . . . . . . . . . . . . . .       $ 3,724,979       $ 2,940,205
Cost of goods sold  . . . . . . . . . .         1,827,190         1,581,985
                                              -----------       -----------
  Gross profit  . . . . . . . . . . . .         1,897,789         1,358,220

Operating expenses:
  Marketing and selling . . . . . . . .           736,780           777,172
  General and administrative  . . . . .           599,522           436,152
  Product development . . . . . . . . .           296,489           237,574
                                              -----------       -----------
     Total operating expenses . . . . .         1,632,791         1,450,898

     Operating income (loss). . . . . .           264,998           (92,678)

Other income (expense):
  Interest income . . . . . . . . . . .             3,717              -
  Interest expense  . . . . . . . . . .           (64,554)          (35,811)
  Other, net  . . . . . . . . . . . . .             4,018               111
                                              -----------       -----------
     Total other income (expense) . . .           (56,819)          (35,700)
                                              -----------       -----------
Income (loss) before income taxes . . .           208,179          (128,378)
Provision for income taxes. . . . . . .              -                 -
                                              -----------       -----------

     Net income (loss). . . . . . . . .       $   208,179       $  (128,378)
                                              ===========       ===========

Net earnings (loss) per common share. .       $      0.03       $     (0.02)
                                              ===========       ===========







See accompanying notes

GENTNER COMMUNICATIONS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

                                                       (Unaudited)
                                                    Three Months Ended
                                                       September 30,
                                                  1997              1996
                                                  ----              ----

Cash flows from operating activities:
  Cash received from customers. . . . .       $ 3,451,258       $ 2,927,293
  Cash paid to suppliers & employees. .        (3,293,423)       (2,578,655)
  Interest received . . . . . . . . . .             3,717              -
  Interest paid . . . . . . . . . . . .           (67,947)          (36,497)
  Income taxes refunded (paid). . . . .              (900)           19,900
                                              -----------       -----------
     Net cash provided by operating
       activities . . . . . . . . . . .            92,705           332,041
                                              -----------       -----------

Cash flows from investing activities:
  Purchases of property & equipment . .           (74,309)         (124,480)
  Increase in other assets. . . . . . .            (1,061)          (33,517)
                                              -----------       -----------
     Net cash (used in) investing
       activities . . . . . . . . . . .           (75,370)         (157,997)
                                               -----------       -----------

Cash flows from financing activities:
  Proceeds from issuance of
    common stock. . . . . . . . . . . .             8,530              -
  Net borrowings (repayments) under
    line of credit  . . . . . . . . . .            44,040           (52,092)
  Principal payments of capital lease
    obligations . . . . . . . . . . . .           (65,916)          (46,045)
  Principal payments of long-term debt            (60,894)          (41,345)
                                              -----------       -----------
     Net cash (used in) financing
       activities . . . . . . . . . . .           (74,240)         (139,482)
                                              -----------       -----------

Net increase (decrease) in cash . . . .           (56,905)           34,562
Cash at the beginning of the year . . .            63,992           213,763
                                              -----------       -----------
Cash at the end of the period . . . . .       $     7,087       $   248,325
                                              ===========       ===========

Supplemental disclosure of cash flow information:
  Property and equipment financed
    by capital leases . . . . . . . . .       $    11,545       $   293,701
                                              ===========       ===========



See accompanying notes

                      GENTNER COMMUNICATIONS CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997
                                   (Unaudited)


1.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's 1997 Annual Report and Form 10 KSB.

     In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for the full year.

2.   Earnings (Loss) Per Common Share

     Earnings (loss) per common share was calculated using the modified treasury stock method. The weighted average number of common shares outstanding was 7,666,409 and 7,662,375 respectively, for the three months ended September 30, 1997 and 1996. Stock options and warrants to purchase common stock have been excluded from the presented computation of per share amounts inasmuch as the effects are either immaterial or antidilutive.

3.   Inventory

     Inventory is summarized as follows:

                                          (Unaudited)
                                          September 30,     June 30,
                                              1997            1997
                                          -------------   ------------
     Raw Materials . . . . . . . . . . .  $    870,594    $   897,481
     Work in progress. . . . . . . . . .       840,609        648,712
     Finished Goods. . . . . . . . . . .       981,895      1,122,568
                                          -------------   ------------
             Total inventory . . . . . .  $  2,693,098    $ 2,668,761
                                          =============   ============

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Sales for the three months ended September 30, 1997 increased 27% compared to the same three-month period last year. This growth was made up of a 66% increase in the Teleconferencing segment (including both product and service), a 2% increase in the Broadcast segment and a 53% increase in the Assisted Listening Systems (ALS) segment.

     Sales in the Teleconferencing segment increased 66% comparing first quarter of this fiscal year to the same quarter last year. Teleconferencing product sales increased by 47% over the same period, led by strong sales of the GT724 audioconferencing system. The Company began shipping this product June 1996. The GT724 is used in many different teleconferencing applications, particularly distance learning facilities and courtrooms. During the first quarter, the Company's Teleconferencing Service experienced a 190% sales growth over the same quarter of the last fiscal year. This increase in sales is a result of the Company's continued expansion of its dedicated sales staff to promote its conference calling service.

     Broadcast sales increased 2% in the first quarter of this year as compared to the first quarter of last year. During the quarter, the Company received better than expected orders for its new digital telephone hybrid line; however, the Company was unable to ship all of the backlog by the end of the first quarter and expects to fill the backlog early in the second quarter. In Remote Site Control, the Company saw GSC3000 sales increase significantly when comparing first quarters of 1998 over 1997. The GSC3000 monitors and adjusts the settings at one or more remote transmitter sites using one networked system. Using the GSC3000 an engineer can manually adjust the settings at the remote site via a personal computer.

     Assistive Listening Systems continues to show steady sales growth. First quarter ALS sales grew 53% compared to the corresponding period during the last fiscal year. The Company's strong market presence, product quality and overall value continue to drive strong customer demand and sales growth.

     The Company's gross profit margin percentage was 51% for the first quarter of this year, compared to 46% for the same quarter last year. The increase is primarily due to a price increase effective July 1, 1997, aggressive vendor discounts, new products with higher gross profit margins, a different product mix and a critical focus on improving manufacturing processes. The Company continues to be keenly focused on improving the gross profit margin. However, the Company's conference calling service has a lower gross profit margin, which, as it becomes a higher percentage of total sales, could negatively impact the Company's overall gross profit margin.

     Operating expenses for the quarter grew 13% when comparing first quarter of this fiscal year to the same quarter last year. The most significant portion of the increase came in the General and Administrative area, which grew 37% when comparing first quarter of 1998 against the first quarter of 1997. Additionally, the Company increased its product development expenses by 25% for the same time period.

     First quarter General and Administrative expenses are up 37% compared to the same period last year. This increase is primarily due to the Company's move into its expanded facility in November 1996. The new square footage is approximately double the space originally occupied by the Company, and as a result, occupancy costs have increased significantly. Additionally, during the first quarter of this fiscal year, the Company wrote off certain deferred expenses associated with the Company's warrants that expired in September of 1997.

     Product development expenses increased 25% in the first quarter of this fiscal year compared to the first quarter of last year. This increase is essentially due to hiring additional engineers and increased product compliance testing.

     Sales and Marketing first quarter expenses decreased 5% over the prior year's first quarter. This decrease is primarily due to the Company's insourcing its advertising development. Additionally, last year, the Company was engaged in a national ad campaign for its conference calling service.

     Interest expense for the quarter is up 80% compared to the same quarter last year. This increase is due to increased debt balances. The Company's facility expansion was financed through leases and notes that were established in the third quarter of last fiscal year.

Financial Condition and Liquidity

     The Company's current ratio increased from 2.20:1 on June 30, 1997 to 2.27:1 on September 30, 1997. This increase in current ratio was caused primarily by increasing accounts receivable levels due to increased sales. Also affecting the current ratio is a minor increase in inventory.
Offsetting these asset increases is an increase in accrued expenses since the end of last fiscal year.

     The Company has an outstanding line of credit of $2 Million. The interest rate on the line is a variable interest rate (anywhere from three to five basis points over the London Interbank Offered Rate (LIBOR)). As of September 30, 1997 the outstanding balance was $767,000 and the interest rate was 10.65%. The line of credit is due to expire in December of 1997, and the Company expects the line to be renewed at that time.

     The Company continues to experience improved operating cash flows. Increasing sales, profitability, and a successful inventory management plan have contributed to positive operating cash flows. As sales continue to increase, the Company expects to achieve its business plan through a combination of internally generated funds and short-term or long-term borrowings, if necessary.

Forward Looking Statements and Risk Factors

     To the extent any statement presented herein deals with information that is not historical, such statement is necessarily forward looking. As such, it is subject to the occurrence of many events outside of the Company's control. Please see a detailed list of the risk factors that are outlined in the Company's 1997 Annual Report and Form 10-KSB.

PART II - OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K

          (a) Exhibits

Exhibits Required by Item 601 of Regulation S-B

The following exhibit is hereby incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1989. The exhibit number shown as appeared in the 1989 Form 10-K as originally filed.

EXHIBIT
NUMBER                DESCRIPTION

3.1*+ Articles of Incorporation and all amendments thereto through March 1, 1998. (Page 10)

The following exhibit is hereby incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991. The exhibit number shown as appeared in the 1991 Form 10-K as originally filed.

EXHIBIT
NUMBER                DESCRIPTION

3.1*+     Amendment to Articles of Incorporation, dated July 1, 1991.

The following document is hereby incorporated by reference from the Company's Form 10-KSB for the fiscal year ended June 30, 1993. The exhibit number shown as appeared in the 1993 Form 10-KSB as originally filed.

EXHIBIT
NUMBER                DESCRIPTION

3*+     Bylaws, as amended on August 24, 1993.  (Page 16)

The following document is filed as an Exhibit to this Form 10-QSB.

EXHIBIT
NUMBER                DESCRIPTION

27              Financial Data Schedule

* Denotes exhibits specifically incorporated in this Form 10-KSB by reference to other filings pursuant to the provisions of Rule 12B-32 under the Securities Exchange Act of 1934.

+    Denotes exhibits specifically incorporated into this Form 10-KSB by reference (and their page location in such filing), pursuant to Regulation S B, Section 228. These documents are located under File No. 0-17219 and are located at the Securities and Exchange Commission, Public Reference Branch, 450 5th St., N.W., Washington, DC 20549.


          (b) Reports on Form 8-K


              None

                               SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           GENTNER COMMUNICATIONS CORPORATION


                                           /s/  Susie Strohm
                                           -----------------------------------
                                           Susie Strohm
                                           Vice President, Finance




Date:  November 12, 1997