Form 10QSB
period 1997-12-31
GENTNER COMMUNICATIONS CORP
filed 1998-02-12
CIK 840715

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                  FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________

                        Commission file number: 0-17219

                       GENTNER COMMUNICATIONS CORPORATION
             (Exact name of registrant as specified in its charter)


                  UTAH                                       87-0398877
                  ----                                       ----------
    (State or other jurisdiction of                        (IRS Employer
     incorporation or organization)                     Identification No.)

1825 RESEARCH WAY, SALT LAKE CITY, UTAH                         84119
---------------------------------------                         -----
(Address of principal executive offices)                     (Zip Code)


      Registrant's telephone number, including area code:  (801) 975-7200


________________________________________________________________________________
   (Former name, former address and former fiscal year, if changed since last report.)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            [X]  Yes      [ ]  No

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

        CLASS OF COMMON STOCK                        FEBRUARY 5, 1998
        ---------------------                        ----------------
           $0.001 PAR VALUE                          7,676,868 SHARES

           Transitional Small Business Disclosure Format (check one)

                            [ ]  Yes      [X]  No

                       GENTNER COMMUNICATIONS CORPORATION

                                     INDEX


                                                                                            PAGE
                                                                                           NUMBER
                                                                                           ------
PART I - FINANCIAL  INFORMATION

    Item 1. Financial Statements

           Balance Sheets
              December 31, 1997 (unaudited) and June 30, 1997. . . . . . . . . . . . . . . .  3



           Statements of Operations
              Three Months Ended December 31, 1997 and
              1996 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4



           Statements of Operations
              Six Months Ended December 31, 1997 and
              1996 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5



           Condensed Statements of Cash Flows
              Six Months Ended December 31, 1997 and
              1996 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6



           Note to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . .  7



    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . .  8




PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11


                       GENTNER COMMUNICATIONS CORPORATION

                                 BALANCE SHEETS


                                                                         (Unaudited)
                                                                         December 31,     June 30,
                                                                            1997            1997
                                                                            ----            ----
                           ASSETS
Current assets:
      Cash and cash equivalents  . . . . . . . . . . . . . . . . . . .  $   12,409      $   63,992
      Accounts receivable  . . . . . . . . . . . . . . . . . . . . . .   1,569,133       1,682,254
      Inventory  . . . . . . . . . . . . . . . . . . . . . . . . . . .   3,177,134       2,668,761
      Other current assets . . . . . . . . . . . . . . . . . . . . . .     251,779         136,177
                                                                        ----------      ----------
            Total current assets . . . . . . . . . . . . . . . . . . .   5,010,455       4,551,184

Property and equipment, net. . . . . . . . . . . . . . . . . . . . . .   2,319,881       2,493,287
Related party note receivable  . . . . . . . . . . . . . . . . . . . .     136,019         139,000
Other assets, net  . . . . . . . . . . . . . . . . . . . . . . . . . .     129,517         152,383
                                                                        ----------      ----------

            Total assets . . . . . . . . . . . . . . . . . . . . . . .  $7,595,872      $7,335,854
                                                                        ==========      ==========

            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Notes payable. . . . . . . . . . . . . . . . . . . . . . . . . .  $  531,365      $  722,997
      Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .     315,748         471,072
      Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . .     705,592         356,446
      Current portion of long-term debt  . . . . . . . . . . . . . . .     270,949         257,164
      Current portion of capital lease obligations . . . . . . . . . .     240,071         254,951
                                                                        ----------      ----------
            Total current liabilities  . . . . . . . . . . . . . . . .   2,063,725       2,062,630


Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . .     549,336         687,274
Capital lease obligations  . . . . . . . . . . . . . . . . . . . . . .     676,984         784,354
                                                                        ----------      ----------
            Total liabilities  . . . . . . . . . . . . . . . . . . . .   3,290,045       3,534,258


Shareholders' equity:
      Common stock, 50,000,000 shares authorized, par value $.001,
        7,675,443 and 7,663,405 shares issued and outstanding
        at December 30, 1997 and June 30, 1997 . . . . . . . . . . . .       7,675           7,663
      Additional paid-in capital . . . . . . . . . . . . . . . . . . .   4,432,000       4,423,482
      Accumulated deficit  . . . . . . . . . . . . . . . . . . . . . .    (133,848)       (629,549)
                                                                        ----------      ----------
            Total shareholders' equity . . . . . . . . . . . . . . . .   4,305,827       3,801,596
                                                                        ----------      ----------

            Total liabilities and shareholders' equity . . . . . . . .  $7,595,872      $7,335,854
                                                                        ==========      ==========


                             See accompanying notes

                       GENTNER COMMUNICATIONS CORPORATION

                            STATEMENTS OF OPERATIONS


                                                             (Unaudited)
                                                         Three Months Ended
                                                             December 31,
                                                      -------------------------
                                                         1997           1996
                                                         ----           ----
Net sales . . . . . . . . . . . . . . . . . . . . .   $4,000,813    $ 3,557,674
Cost of goods sold  . . . . . . . . . . . . . . . .    1,799,281      1,888,343
                                                      ----------    -----------
      Gross profit  . . . . . . . . . . . . . . . .    2,201,532      1,669,331

Operating expenses:
      Marketing and selling . . . . . . . . . . . .      769,431      1,034,006
      General and administrative  . . . . . . . . .      745,780        461,802
      Product development . . . . . . . . . . . . .      347,831        189,566
                                                      ----------    -----------
            Total operating expenses. . . . . . . .    1,863,042      1,685,374

            Operating income (loss) . . . . . . . .      338,490        (16,043)

Other income (expense):
      Interest income . . . . . . . . . . . . . . .        3,495           -
      Interest expense  . . . . . . . . . . . . . .      (59,797)       (38,176)
      Other, net  . . . . . . . . . . . . . . . . .        5,334        (21,302)
                                                      ----------    -----------
            Total other income (expense)  . . . . .      (50,968)       (59,478)
                                                      ----------    -----------

Income (loss) before income taxes . . . . . . . . .      287,522        (75,521)

Provision for income taxes  . . . . . . . . . . . .        -              -
                                                      ----------    -----------

            Net income (loss) . . . . . . . . . . .   $  287,522    $   (75,521)
                                                      ==========    ===========




Basic and fully diluted net earnings (loss) per
   common share . . . . . . . . . . . . . . . . . .   $     0.04    $     (0.01)
                                                      ==========    ===========


                             See accompanying notes

                       GENTNER COMMUNICATIONS CORPORATION

                            STATEMENTS OF OPERATIONS


                                                              (Unaudited)
                                                           Six Months Ended
                                                              December 31,
                                                       -------------------------
                                                          1997          1996
                                                          ----          ----
Net sales  . . . . . . . . . . . . . . . . . . . . .   $7,725,793    $ 6,497,879
Cost of goods sold . . . . . . . . . . . . . . . . .    3,626,281      3,470,328
                                                       ----------    -----------
      Gross profit . . . . . . . . . . . . . . . . .    4,099,512      3,027,551

Operating expenses:
      Marketing and selling  . . . . . . . . . . . .    1,506,211      1,811,178
      General and administrative . . . . . . . . . .    1,345,493        897,954
      Product development  . . . . . . . . . . . . .      644,321        427,140
                                                      ----------     -----------
            Total operating expenses . . . . . . . .    3,496,025      3,136,272

            Operating income (loss)  . . . . . . . .      603,487       (108,721)

Other income (expense):
      Interest income  . . . . . . . . . . . . . . .        7,212              0
      Interest expense . . . . . . . . . . . . . . .     (124,350)       (73,987)
      Other, net . . . . . . . . . . . . . . . . . .        9,352        (21,190)
                                                       ----------    -----------
            Total other income (expense) . . . . . .     (107,786)       (95,177)
                                                       ----------    -----------
Income (loss) before income taxes  . . . . . . . . .      495,701       (203,898)

Provision for income taxes . . . . . . . . . . . . .       -              -
                                                       ----------    -----------

            Net income (loss)  . . . . . . . . . . .   $  495,701    $  (203,898)
                                                       ==========    ===========




Basic and fully diluted net earnings (loss) per
    common share . . . . . . . . . . . . . . . . . .   $     0.06    $     (0.03)
                                                       ==========    ===========



                             See accompanying notes

                       GENTNER COMMUNICATIONS CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                           (Unaudited)
                                                                        Six Months Ended
                                                                           December 31,
                                                                    -------------------------
                                                                        1997         1996
                                                                        ----         ----
                                                                                  C>
Cash flows from operating activities:
      Cash received from customers . . . . . . . . . . . . . . . .  $ 7,825,724   $ 6,265,022
      Cash paid to suppliers and employees . . . . . . . . . . . .   (7,163,714)   (5,352,098)
      Interest received  . . . . . . . . . . . . . . . . . . . . .        7,212           -
      Interest paid  . . . . . . . . . . . . . . . . . . . . . . .     (127,654)      (71,427)
      Income taxes refunded (paid) . . . . . . . . . . . . . . . .         (900)       19,100
                                                                    -----------   -----------

            Net cash provided by operating activities  . . . . . .      540,668       860,597
                                                                    -----------   -----------

Cash flows from investing activities:
      Purchases of property and equipment  . . . . . . . . . . . .     (149,102)     (607,769)
      Issuance of note receivable  . . . . . . . . . . . . . . . .          -        (147,327)
      Increase in other assets . . . . . . . . . . . . . . . . . .       (2,099)      (69,047)
                                                                    -----------   -----------

            Net cash used in investing activities  . . . . . . . .     (151,201)     (824,143)
                                                                    -----------   -----------

Cash flows from financing activities:
      Proceeds from employee stock option exercises  . . . . . . .        8,530           -
      Net repayments under line of credit  . . . . . . . . . . . .     (191,632)      (21,264)
      Proceeds from issuance of long-term debt . . . . . . . . . .          -         319,669
      Principal payments of capital lease obligations  . . . . . .     (133,794)      (90,873)
      Principal payments of long-term debt . . . . . . . . . . . .     (124,154)      (94,101)
                                                                    -----------   -----------

            Net cash (used in) provided by financing activities. .     (441,050)      113,431
                                                                    -----------   -----------

Net (decrease) increase in cash  . . . . . . . . . . . . . . . . .      (51,583)      149,885
Cash at the beginning of the year  . . . . . . . . . . . . . . . .       63,992       213,763
                                                                    -----------   -----------

Cash at the end of the period  . . . . . . . . . . . . . . . . . .  $    12,409   $   363,648
                                                                    ===========   ===========


Supplemental disclosure of cash flow information:
      Property and equipment financed by capital leases  . . . . .  $    11,545   $   293,701
                                                                    ===========   ===========


                             See accompanying notes

                       GENTNER COMMUNICATIONS CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1997
                                  (UNAUDITED)


1.  BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's 1997 Annual Report and Form 10-KSB.

         In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for the full year.

2.  EARNINGS (LOSS) PER COMMON SHARE

         Earnings (loss) per common share was calculated using the modified treasury stock method. The weighted average number of common shares outstanding was 8,076,408 and 7,662,375 respectively, for the three months ended December 31, 1997 and 1996. For the six-month periods then ended, the amounts were 7,916,486 and 7,662,375, respectively. For the year ended June 30, 1997, stock options and warrants to purchase common stock have been excluded from the presented computation of per share amounts inasmuch as the effects are either immaterial or antidilutive.

         In 1997, the Financial Accounting Standards Board issued Statement of Financial Accountings Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. The Company has adopted FAS 128. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

3.  INVENTORY

         Inventory is summarized as follows:

                                             (Unaudited)
                                             December 30,           June 30,
                                                 1997                 1997
                                                 ----                 ----
     Raw Materials                          $     928,238        $     897,481
     Work in progress                             959,837              648,712
     Finished Goods                             1,289,059            1,122,568
                                            -------------        -------------
              Total inventory               $   3,177,134        $   2,668,761
                                            =============        =============

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Results of Operations

         Sales for the three months ended December 31, 1997 increased 12% compared to the same three-month period last year. This growth is primarily due to a 46% increase in the Teleconferencing segment (including both product and service). Year-to-date sales increased 19% as compared to the same six-month period in the previous year. Year-to-date growth is also due to sales increases in the Teleconferencing segment.

         Sales in the Teleconferencing segment increased 46% comparing second quarter of this fiscal year to the same quarter last year. This increase is primarily due to increased sales in the Company's Teleconferencing Service, which experienced a 167% sales growth over the same quarter last fiscal year. This increase in sales is a result of the Company hiring a dedicated sales staff who aggressively markets its conference calling service. During the second quarter, sales of the GT724 installed Teleconferencing System also increased, contributing to the Teleconferencing segment growth. The Company began shipping this product June 1996. The GT724 is used in many different teleconferencing applications, particularly courtrooms, distance learning facilities, and corporate boardrooms. The Teleconferencing segment increased 54% comparing the six-month period ending December 31, 1997 to the same period last year. The Teleconferencing Service sales increased 176% year- to-date as compared to the same period of the prior year. This year-to-date increase is also due to the increase in sales for the Teleconferencing Service and the growth in GT724 sales.

         Broadcast sales decreased 3% in the second quarter of this year as compared to the second quarter of last year. While the domestic market for telephone interface products may be shrinking due to radio and television station consolidation, the Company has experienced significant sales growth internationally for its telephone interface products. In Remote Site Control, the Company saw GSC3000 sales increase significantly when comparing second quarters, year over year. The GSC3000 monitors and adjusts the settings at one or more remote transmitter sites using one networked system. Using the GSC3000 an engineer can manually adjust the settings at the remote site via a personal computer. The growth in the Remote Site Control product line can be attributed to ongoing software improvements, as well as the new voice interface module for the GSC3000. The voice interface allows an engineer to call the broadcast equipment from any telephone, check on its status, and make adjustments. Sales in the Broadcast segment decreased 1% year-to-date as compared to the same period in 1996.

         Assistive Listening Systems products continue to show sales growth. ALS sales grew 19% for the three-month period ended December 31, 1997 as compared to the same period in 1996. This increase is a result of product enhancements and additional OEM agreements with companies that want the Company to produce their private label ALS products. ALS sales grew 37% for the six-month period ended December 31, 1997 as compared to the same period in 1996. The reasons for year-to-date growth are also due to product enhancements and additional OEM agreements.

         The Company's gross profit margin percentage was 55% for the first quarter of this year, compared to 47% for the same quarter last year. This increase is primarily due to price increases the beginning of this fiscal year, aggressive vendor pricing, new products with a higher gross profit margin, a different product mix, and a critical focus on improving manufacturing processes. The Company's conference calling service has a lower gross profit margin than its manufacturing operations, which, as conference calling becomes a higher percentage of total sales, could negatively impact the Company's overall gross profit margin. Year-to-date gross profit margin is 53% as compared to 47% for the same period last year. The increase in the year-to-date gross profit margin is also due to price increases the beginning of this fiscal year, aggressive vendor pricing, new products with a higher gross profit margin, a different product mix, and a critical focus on improving manufacturing processes.

         Operating expenses for the quarter grew 11% when comparing the same periods of this year to last year. One of the most significant portions of the increase came in general and administrative expenses which grew 61%

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Results of Operations (continued)

comparing second quarter this year to second quarter last year. This is mainly due to the CEO Severance package (as described below). Additionally, the Company has increased expenses in its Product Development area, which grew 83% when comparing the second quarter of this year to the same quarter last year. Year-to-date operating expenses grew 11% when comparing the same periods of this year to last year. Growth in year-to-date operating expenses resulted from the same reasons that the quarter grew.

         Second quarter General and Administrative expenses are up 61% compared to the same period last year. This second quarter increase is primarily due to the CEO Severance package. The year-to-date expenses are up 50% when comparing 1997 to the same period in 1996. The year-to- date increase is due to the severance package and the Company's move to an expanded facility in November 1996. This facility is about twice the size of the old building, which has resulted in an increase in occupancy costs. The increase is also due to the Company writing off certain deferred expenses associated with the Company's warrants that expired in September of 1997.

         Product development expenses increased 83% in the second quarter of this fiscal year compared to the second quarter last year. This is because of expanded product development and product compliance activities. It also increased 51% year-to-date 1997 compared to 1996. This increase is essentially due to hiring additional engineers to facilitate product development.

         Sales and Marketing second quarter expenses decreased 26% over the prior year's second quarter. This decrease is primarily due to the Company bringing all advertising development and expenditures in house. Additionally, last year, the Company had significant advertising expenses associated with a national campaign for its conference calling service. There was also a decrease of 17% when comparing year-to-date expenses for this year to the same period last year. This decrease is also due to the reduction of advertising expenses, as well as the closing of the Company's California and New Jersey offices.

         Interest expense for the quarter is up 57% compared to the same quarter last year. This increase is due to increased debt balances. The facility expansion was financed through leases and notes that were established in the third quarter of last fiscal year. Interest expense increased 68% for the six-month period ending December 31, 1997 as compared to the same period last year. This increase was also due to increased debt balances to finance the facility expansion.


Financial Condition and Liquidity

         The Company's current ratio increased from 2.20:1 on June 30, 1997 to 2.43:1 on December 31, 1997. This increase in current ratio was caused primarily by an increase in inventory. This increase in inventory is because of raw material purchases and elevated levels of work-in- process for a new product line that the Company expects to begin shipping in the near future. Other factors affecting the current ratio are a decrease in the outstanding balance on the Company's line-of-credit account, and a reduction in accounts payable.

         The Company has an outstanding line of credit of $2.0 million, which is secured by the Company's accounts receivable. The interest rate on the line is a variable interest rate (anywhere from three to five basis points over the London Interbank Offered Rate (LIBOR)). As of December 31, 1997 the outstanding balance was $531,000 and the interest rate was 9.96%. This line has a one year term, expiring in December of 1998.

         The Company continues to experience strong operating cash flows. Increasing sales and profitability have contributed to positive operating cash flows. As sales continue to increase, the Company expects to achieve its

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Financial Condition and Liquidity (continued)

business plan through a combination of internally generated funds and short-term or long-term borrowings, if necessary.

CEO Severance Package

The Board of Directors of the Company has approved the material terms of a Severance Agreement providing for the departure of Russell D. Gentner from the offices of President and Chief Executive Officer of the Company (though he will continue as a Director and Chairman of the Board of the Company). Until the Severance Agreement is executed by the Company and Mr. Gentner, there can be no assurance that the material terms of the Agreement will remain unchanged.

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

EXHIBIT
NUMBER           DESCRIPTION

3.1*+       Amendment to Articles of Incorporation, dated July 1, 1991.

The following exhibit is hereby incorporated by reference from the Company's Form 10-KSB for the fiscal year ended June 30, 1993. The exhibit number shown as appeared in the 1993 Form 10-KSB as originally filed.

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


Date:  February 5, 1998

                                 EXHIBIT INDEX



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

EXHIBIT
NUMBER           DESCRIPTION

3.1*+       Amendment to Articles of Incorporation, dated July 1, 1991.

The following exhibit is hereby incorporated by reference from the Company's Form 10-KSB for the fiscal year ended June 30, 1993. The exhibit number shown as appeared in the 1993 Form 10-KSB as originally filed.

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