Form 10QSB
period 1998-03-31
GENTNER COMMUNICATIONS CORP
filed 1998-05-11
CIK 840715

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

              CLASS OF COMMON STOCK                           MAY 7, 1998
              ---------------------                           -----------
                $0.001 PAR VALUE                           7,698,023 SHARES

Transitional Small Business Disclosure Format
(check one)

                                 [ ] Yes [X] No

                       GENTNER COMMUNICATIONS CORPORATION

                                      INDEX


                                                                                               PAGE
                                                                                              NUMBER
                                                                                              ------

PART I - FINANCIAL  INFORMATION

    Item 1. Financial Statements

             Balance Sheets
                 March 31, 1998 (unaudited) and June 30, 1997 ..................................3

             Statements of Operations
                 Three Months Ended March 31, 1998 and
                 1997 (unaudited) ..............................................................4

             Statements of Operations
                 Nine Months Ended March 31, 1998 and
                 1997 (unaudited) ..............................................................5

             Condensed Statements of Cash Flows
                 Nine Months Ended March 31, 1998 and
                 1997 (unaudited) ..............................................................6

             Notes to Financial Statements .....................................................7

    Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations ...............................................8


PART II - OTHER  INFORMATION ..................................................................11

                       GENTNER COMMUNICATIONS CORPORATION

                                 BALANCE SHEETS


                                                                                      (UNAUDITED)
                                                                                        MARCH 31,        JUNE 30,
                                                                                          1998             1997
                                                                                      -----------      -----------
                                             ASSETS
Current assets:
      Cash and cash equivalents ................................................      $    59,904      $    63,992
      Accounts receivable ......................................................        1,703,461        1,682,254
      Inventory ................................................................        3,637,120        2,668,761
      Other current assets .....................................................          240,480          136,177
                                                                                      -----------      -----------
            Total current assets ...............................................        5,640,965        4,551,184

Property and equipment, net ....................................................        2,448,470        2,493,287
Related party note receivable ..................................................          132,345          139,000
Other assets, net ..............................................................           96,395          152,383
                                                                                      -----------      -----------

            Total assets .......................................................      $ 8,318,175      $ 7,335,854
                                                                                      ===========      ===========


                              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Notes payable ............................................................      $   560,342      $   722,997
      Accounts payable .........................................................          617,082          471,072
      Accrued expenses .........................................................          649,613          356,446
      Current portion of long-term debt ........................................          278,195          257,164
      Current portion of capital lease obligations .............................          243,961          254,951
                                                                                      -----------      -----------
            Total current liabilities ..........................................        2,349,193        2,062,630

Long-term debt .................................................................          476,912          687,274
Capital lease obligations ......................................................          808,702          784,354
                                                                                      -----------      -----------
            Total liabilities ..................................................        3,634,807        3,534,258


Shareholders' equity:
      Common stock, 50,000,000 shares authorized, par value $.001, 7,697,368 and
        7,663,405 shares issued and outstanding
        at March 31, 1998 and June 30, 1997 ....................................            7,697            7,663
      Additional paid-in capital ...............................................        4,449,059        4,423,482
      Retained earnings (accumulated deficit) ..................................          226,612         (629,549)
                                                                                      -----------      -----------
            Total shareholders' equity .........................................        4,683,368        3,801,596
                                                                                      -----------      -----------
            Total liabilities and shareholders' equity .........................      $ 8,318,175      $ 7,335,854
                                                                                      ===========      ===========




                             See accompanying notes

                       GENTNER COMMUNICATIONS CORPORATION

                            STATEMENTS OF OPERATIONS


                                                                   (UNAUDITED)
                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                    -----------------------------------
                                                       1998                    1997
                                                    -----------             -----------
Net sales.......................................   $ 4,208,908             $ 3,340,279
Cost of goods sold..............................      2,045,970               1,751,973
                                                    -----------             -----------
      Gross profit..............................      2,162,938               1,588,306

Operating expenses:
      Marketing and selling.....................        846,125                 936,304
      General and administrative................        546,045                 590,199
      Product development.......................        352,338                 309,987
                                                    -----------             -----------
            Total operating expenses............      1,744,508               1,836,490

            Operating income (loss).............        418,430                (248,184)

Other income (expense):
      Interest income...........................          3,257                   4,408
      Interest expense..........................        (62,757)                (49,571)
      Other, net................................          1,529                   4,377
                                                    -----------             -----------
            Total other income (expense)........        (57,971)                (40,786)
                                                    -----------             -----------

Income (loss) before income taxes...............        360,459                (288,970)

Provision for income taxes......................             --                      --
                                                    -----------             -----------

            Net income (loss)...................    $   360,459             $  (288,970)
                                                    ===========             ===========





Basic earnings (loss) per common share..........    $      0.05             $     (0.04)
                                                    ===========             ===========

Diluted earnings (loss) per common share........    $      0.04             $     (0.04)
                                                    ===========             ===========


                             See accompanying notes

                       GENTNER COMMUNICATIONS CORPORATION

                            STATEMENTS OF OPERATIONS


                                                              (UNAUDITED)
                                                            NINE MONTHS ENDED
                                                                MARCH 31,
                                                    -------------------------------------
                                                        1998                    1997
                                                    ------------             ------------
Net sales........................................   $ 11,934,700             $  9,838,158
Cost of goods sold...............................      5,672,251                5,222,302
                                                    ------------             ------------
      Gross profit...............................      6,262,449                4,615,856

Operating expenses:
      Marketing and selling......................      2,352,336                2,747,481
      General and administrative.................      1,891,539                1,488,153
      Product development........................        996,658                  737,128
                                                    ------------             ------------
            Total operating expenses.............      5,240,533                4,972,762

            Operating income (loss)..............      1,021,916                 (356,906)

Other income (expense):
      Interest income............................         10,469                    4,408
      Interest expense...........................       (187,108)                (123,558)
      Other, net.................................         10,883                  (16,814)
                                                    ------------             ------------
            Total other income (expense).........       (165,756)                (135,964)
                                                    ------------             ------------

Income (loss) before income taxes................        856,160                 (492,870)

Provision for income taxes.......................             --                       --
                                                    ------------             ------------

            Net income (loss)....................   $    856,160             $   (492,870)
                                                    ============             ============


Basic earnings (loss) per common share...........   $       0.11             $      (0.06)
                                                    ============             ============

Diluted earnings (loss) per common share.........   $       0.11             $      (0.06)
                                                    ============             ============



                             See accompanying notes

                       GENTNER COMMUNICATIONS CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                       (UNAUDITED)
                                                                                    NINE MONTHS ENDED
                                                                                        MARCH 31,
                                                                           -------------------------------------
                                                                               1998                     1997
                                                                           ------------             ------------
Cash flows from operating activities:
      Cash received from customers.....................................    $ 11,905,707             $  9,727,056
      Cash paid to suppliers and employees.............................     (10,978,904)              (8,918,092)
      Interest received................................................          10,469                    1,227
      Interest paid....................................................        (188,755)                (124,382)
      Income taxes refunded (paid).....................................            (900)                  24,100
                                                                           ------------             ------------

            Net cash provided by operating activities..................         747,617                  709,909
                                                                           ------------             ------------

Cash flows from investing activities:
      Purchases of property and equipment..............................        (243,730)                (742,931)
      Issuance of note receivable......................................              --                 (139,745)
      Decrease (increase) in other assets..............................          17,987                  (74,226)
                                                                           ------------             ------------

            Net cash used in investing activities......................        (225,743)                (956,902)
                                                                           ------------             ------------

Cash flows from financing activities:
      Proceeds from stock option exercises.............................          25,611                       --
      Net borrowings (repayments) under line of credit.................        (162,655)                 196,329
      Proceeds from issuance of long-term debt.........................              --                  425,195
      Principal payments of capital lease obligations..................        (199,586)                (141,820)
      Principal payments of long-term debt.............................        (189,332)                (153,522)
                                                                           ------------             ------------

            Net cash (used in) provided by financing activities........        (525,962)                 326,182
                                                                           ------------             ------------

Net (decrease) increase in cash........................................          (4,088)                  79,189
Cash at the beginning of the year......................................          63,992                  213,763
                                                                           ------------             ------------

Cash at the end of the period..........................................    $     59,904             $    292,952
                                                                           ============             ============

Supplemental disclosure of cash flow information:
      Property and equipment financed by capital leases................    $    212,945             $    417,698
                                                                           ============             ============

                             See accompanying notes

                       GENTNER COMMUNICATIONS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)


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

2.  EARNINGS (LOSS) PER COMMON SHARE

           Earnings (loss) per common share was calculated using the modified treasury stock method. The weighted average number of common shares outstanding was 8,129,428 and 7,662,375 respectively, for the three months ended March 31, 1998 and 1997. For the nine-month periods then ended, the amounts were 8,052,754 and 7,662,375, respectively. For the year ended June 30, 1997, stock options and warrants to purchase common stock have been excluded from the presented computation of per share amounts inasmuch as the effects are either immaterial or antidilutive.

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

3.  INVENTORY

           Inventory is summarized as follows:

                                     (Unaudited)
                                       March 31,             June 30,
                                         1998                  1997
                                     ----------            ----------
Raw Materials                        $1,018,583            $  897,481
Work in progress                      1,074,329               648,712
Finished Goods                        1,544,208             1,122,568
                                     ----------            ----------
          Total inventory            $3,637,120            $2,668,761
                                     ==========            ==========


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations

           Sales for the three months ended March 31, 1998 increased 26% compared to the same three-month period last year. This growth is primarily due to a 36% increase in Teleconferencing operations (including both product and service). Year-to-date sales increased 21% as compared to the same nine-month period in the previous year. Year-to-date growth is also due to sales increases in Teleconferencing operations.

           Sales in Teleconferencing operations increased 36% comparing third quarter of this fiscal year to the same quarter last year. This increase is due to increased sales in the Company's Teleconferencing Service, which experienced a 88% sales growth over the same quarter last fiscal year. This increase in sales is a result of the Company expanding its sales staff, who are aggressively marketing its conference calling service. Continued strong sales of Teleconferencing products also contributed to Teleconferencing operations growth. The Teleconferencing operations increased 47% comparing the nine-month period ending March 31, 1998 to the same period last year. The Teleconferencing Service sales increased 133% year-to-date as compared to the same period of the prior year, due to the increase in product sales.

           Broadcast sales increased 20% in the third quarter of this year as compared to the third quarter of last year. While the domestic market for telephone interface products may be shrinking due to radio and television station consolidation, the Company has experienced sales growth internationally for its telephone interface products. The Company's line of new telephone hybrids has counteracted the effects of the shrinking domestic market. Telephone hybrids are used to connect telephone line audio to professional audio equipment. In Remote Management Systems (historically referred to as Remote Site Control), the Company saw GSC3000 sales increase significantly when comparing third quarters, year over year. GSC3000 monitors and adjusts the settings at one or more remote sites using one networked system. Additionally, using the GSC3000 an engineer can manually adjust the settings at the remote site via a telephone or a personal computer, if necessary. The growth in the Remote Management Systems product line can be attributed to ongoing software improvements, the new voice interface module for the GSC3000, and the increasing awareness of the diverse applications for these products. The voice interface allows an engineer to call the remote equipment from any telephone, check on its status, and make adjustments using only the telephone. Sales in Broadcast operations increased 6% year-to-date as compared to the same period last year. This increase is due to the growth in Remote Management Systems.

           Assistive Listening Systems products continue to show sales growth. ALS sales grew 45% for the three-month period ended March 31, 1998 as compared to the same period last year. This increase is a result of product enhancements and additional OEM agreements with companies that want the Company to produce their private label ALS products. ALS sales grew 40% for the nine-month period ended March 31, 1998 as compared to the same period ending March 31, 1997. The year-to-date growth is also due to product enhancements and additional OEM agreements.

           The Company's gross profit margin percentage was 51% for the third quarter of this year, compared to 48% for the same quarter last year. This increase is primarily due to price increases at the beginning of this fiscal year, aggressive vendor pricing, new products with higher gross profit margins, a different product mix, and a critical focus on improving manufacturing processes. The Company's rapidly expanding conference calling service has a lower gross profit margin than its manufacturing operations. As conference calling becomes a higher percentage of total sales, this could negatively impact the Company's overall gross profit margin. Year-to-date gross profit margin is 52% as compared to 47% for the same period last year. The increase in the year-to-date gross profit margin is also due to price increases at the beginning of this fiscal year, aggressive vendor pricing, new products with higher gross profit margins, a different product mix, and a critical focus on improving manufacturing processes.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations (continued)

           Operating expenses for the quarter decreased 5% when comparing the same periods of this year to last year. One of the most significant portions of this decline came in Sales & Marketing expenses, which decreased 10% comparing third quarter this year to third quarter last year. Year-to-date operating expenses grew 5% when comparing the same periods of this year to last year. Growth in year-to-date operating expenses resulted from the severance package associated with the departure of the Company's prior President and Chief Executive Officer (the "CEO Severance Package"), and increased expenses in the Product Development area.

           Sales and Marketing third quarter expenses decreased 10% over the prior year's third quarter. This decrease is primarily due to the Company bringing all advertising development and expenditures in house. Additionally, last year, the Company had significant advertising expenses associated with a national campaign for its conference calling service. There was also a decrease of 14% when comparing year-to-date expenses for this year to the same period last year. This decrease is also due to the reduction of advertising expenses, as well as the closing of the Company's California and New Jersey offices.

           Third quarter General and Administrative expenses are down 7% compared to the same period last year. This third quarter decrease is primarily due to the reduction of personnel. The year-to-date expenses are up 27% when comparing fiscal 1998 to the same period last year. The year-to-date increase is due to the CEO Severance Package, and the Company's move to an expanded facility in November 1996. This facility is about twice the size of the Company's former facility, which has resulted in an increase in occupancy costs. The increase is also due to the Company writing off certain deferred expenses associated with the Company's warrants that expired in September of 1997.

           Product Development expenses increased 14% in the third quarter of this fiscal year compared to the third quarter last year. This increase is a result of increased personnel and product compliance activities. It also increased 35% year-to-date, compared to last year-to-date. This increase is essentially due to hiring additional engineers to facilitate product development.

           Interest expense for the quarter is up 27% compared to the same quarter last year. This increase is due to higher debt balances at the end of the third quarter of 1998 as compared to the end of the third quarter of 1997. The facility expansion was financed through leases and notes that were established in the third and fourth quarters of last fiscal year. Interest expense increased 51% for the nine-month period ending March 31, 1998 as compared to the same period last year. This increase was also due to increased debt balances to finance the facility expansion.


Financial Condition and Liquidity

           The Company's current ratio increased from 2.21:1 on June 30, 1997 to 2.40:1 on March 31, 1998. This increase in current ratio was caused primarily by an increase in inventory. Inventory increased because of raw material purchases and elevated levels of work-in-process for a new product line that the Company began shipping in April of 1998. That new product is the AP800, an audioconferencing system which combines echo cancellation, audio processing, microphone mixing and audio network control in one unit. The Company expects the inventory to decrease as orders for the AP800 are filled. Other factors affecting the current ratio include a decrease in the outstanding balance on the Company's line-of-credit account.

           The Company has an outstanding line of credit of $2.0 million, which is secured by the Company's accounts receivable. The interest rate on the line is a variable interest rate (anywhere from three to five basis points

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Financial Condition and Liquidity (continued)

over the London Interbank Offered Rate (LIBOR)). As of March 31, 1998 the outstanding balance was $560,000 and the interest rate was 9.68%. This line has a one-year term, expiring in December of 1998.

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

EXHIBIT
NUMBER               DESCRIPTION

10 Severance Agreement between Russell D. Gentner and the Company, dated as of December 12, 1997.


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

                                            GENTNER COMMUNICATIONS CORPORATION


                                            /s/ Susie Strohm
                                            ------------------------------------
                                            Susie Strohm
                                            Vice President, Finance


Date:  May 7, 1998