Form 10KSB
period 1998-06-30
GENTNER COMMUNICATIONS CORP
filed 1998-09-28
CIK 840715

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                     For the fiscal year ended JUNE 30, 1998
                                               -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                          Commission file number 0-7219
                                                 ------

                       GENTNER COMMUNICATIONS CORPORATION
                 (Name of small business issuer in its charter)

                     UTAH                                    87-0398877
                     ----                                    ----------
        (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                   Identification No.)

    1825 RESEARCH WAY, SALT LAKE CITY, UTAH                    84119
    ---------------------------------------                    -----
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year ended June 30, 1998 were $17,267,886.

The aggregate market value of the voting stock held by non-affiliates is approximately $10,700,000 at September 1, 1998. This value was computed by reference to the price at which the stock traded ($1.88) on September 1, 1998 (which date is within 60 days of the filing of this Form 10-KSB).

The number of shares outstanding of the issuer's Common Stock as of September 1, 1998 was 7,750,095.


                                     PART I


ITEM 1.  BUSINESS


OVERVIEW

Gentner Communications Corporation (the "Company") was organized under the laws of the State of Utah on July 8, 1981 as Gentner Engineering Company, Inc. On March 26, 1985, Gentner Engineering Company went public by way of a reverse purchase when a shell corporation, Insular, Inc. (incorporated in Utah on July 8, 1983), acquired Gentner Engineering and changed its name to Gentner Electronics Corporation. On July 1, 1991, Gentner Electronics Corporation changed its name to Gentner Communications Corporation to more accurately reflect the expanding nature of its business.

The Company develops, markets and distributes products for the broadcast, audioconferencing and assistive listening markets. Until 1991, the Company's primary business was the sale of studio and transmitter related equipment to broadcast facilities. Since then, the Company has applied its core digital technology to the development of products for the telecommunications and assistive listening markets. In addition, the Company offers a conference calling service.

The Company initially began selling its products to the telephone interface portion of the broadcast market. This product line is primarily used to put callers on the air for call-in talk shows. Additionally, the Company sells remote facilities management systems that help engineers monitor and control remote transmitter sites for the broadcast market. During fiscal year 1998, the broadcast market accounted for 36% of the Company's total sales.

In 1991, using the technological expertise gained in the broadcast market, the Company commenced marketing products specifically developed for the audioconferencing market. The Company's audio teleconferencing products provide users with a natural, two-way method of conversation without the cut-offs, distortion, and noise associated with traditional speakerphones. Teleconferencing products are installed in conference rooms, courtrooms, and distance learning facilities. In fiscal 1993, the Company enhanced its telecommunication offerings with Gentner Conference Call(SM) (1-800 LETS MEET(R)), a comprehensive conference calling service. Sales of products and services to the teleconferencing market accounted for 51% of the Company's total sales during fiscal 1998.

The Company also has other sources of revenue that account for the remaining 13% of sales, which include assistive listening products, product repair and various other products.

BUSINESS STRATEGY

For fiscal year 1999, the Company plans to increase its efforts in the areas of remote facilities management and international business. To accomplish this, it has created two distinct business divisions, Remote Facilities Management and Gentner Products and Services, as well as an international sales and marketing team. Each has undergone extensive research to ensure that its markets offer growth opportunities that are congruent with the Company's overall objectives.

The Remote Facilities Management (RFM) division is focused on increasing the Company's share of the broadcast market as well as expanding RFM product lines into complementary markets such as the communications industry and government services.

The Gentner Products and Services division is responsible for the following areas: Room System Audioconferencers, Assistive Listening Systems, Conference Call Services, and Educational Services. Through this division the Company intends to broaden its product and service offerings in the conferencing market by providing a greater share of technology and service solutions.

The Company's products and services help businesses facilitate group communication, avoid wasted travel time, solve problems through group input, and get faster results. Sales growth is expected to come through growth in conference calling services, new equipment introductions and enhancements, increased international distribution, and an increase in the total number of dealers/distributors.

The Company's international sales and marketing team is dedicated exclusively to the development of a distribution channel of dealers throughout the world. The major product lines promoted in international markets are room system products, telephone interface products and RFM products.

PRODUCTS AND SERVICES

Telephone Interface Products

The Company continues to market and develop new products and enhancements for its telephone interface product line. The Company has developed strong brand awareness in this market and has experienced continued sales growth. While domestic growth for telephone interface products is limited by the small size of the market, the international market is expanding and continues to offer strong growth opportunities.

The Company's telephone interface product line offers a full selection of products ranging from simple single-line couplers, which enable users to send and receive audio over a single telephone line, to computerized multiple-line systems used in talk-show programs. An example of the computerized multi-line system is the Company's TS612, which it began selling in fiscal 1995. Using the TS612, talk-show hosts can screen calls, bring callers on-air, conference several callers together, or monitor whether callers are on hold or talking to the show's producer. The Company currently has a 60% share of the domestic telephone interface market, with potential for the largest growth in international markets.

Remote Site Control Products

RFM products help broadcasters fulfill legal requirements for monitoring and controlling their transmitters, which are often located in remote areas such as on mountaintops. The Company's products provide monitoring of conditions at the transmitter site and permit users to make adjustments to transmitters by remote control. Components of the system offer users the option of monitoring and making such adjustments using either a desktop computer or touch-tone telephone. In fiscal 1997, the Company began shipping the GSC3000 product series. These hardware and software products are designed to augment the Company's existing transmitter site control products by permitting station managers to monitor several different sites using the same equipment. The GSC3000 has enjoyed better-than-expected sales performance.

Room System Audioconferencing Products

In 1991, the Company applied the digital technology developed in its broadcast telephone products to develop a line of audio teleconferencing products that is used in conference rooms, distance learning facilities and court rooms. These products are used to provide high quality audio teleconferencing, improving the audio quality of speakerphones, video teleconferencing products, and sound systems. The Company's products are used, for example, by the North Carolina and Indiana school systems as the audio portion of their video teleconferencing system in distance learning classes. The Company's products are also used by the Federal Bankruptcy Courts in San Jose for audio teleconferencing and sound reinforcement. The Company has become well known for these types of quality products.

Recently the Company introduced and began shipping a new line of audioconferencing products under the brand name of Audio Perfect(TM). The Audio Perfect(TM) product line currently consists of the AP800, AP10 and AP Tools.

The AP800 is a comprehensive room audio control system designed to excel in the most demanding acoustic environments and routing configurations. Typical applications include hotel and convention center conference rooms, courtrooms, corporate boardrooms and distance learning facilities. It is also used for integrating audio with video conferencing systems.

The AP800 performs the combined functions of several audio devices, including an eight-channel automatic microphone mixer, a 12 X 12 matrix mixer, an audio processor, an equalizer and an audio network controller. It also functions as an echo canceller using a new digital technology called Distributed Echo Cancellation(TM) (D.E.C.). Before D.E.C., only one echo canceller was used to eliminate acoustic echo during a call. With D.E.C., an echo canceller, an equalizer and an audio processor are placed on every microphone input, yielding crystal-clear audio in a greater variety of environments.

The AP10 is used with the AP800 as a telephone interface to connect audioconferencing participants via a telephone line. Each Audio Perfect(TM) system can be expanded to interface with up to eight AP800's and 16 AP10's, providing a network of up to 16 phone lines, 32 line inputs, and 64 microphones, all operating as a single unit.

AP Tools is PC-based software designed to enhance the Audio Perfect(TM) family of products. AP Tools simplifies the set-up, configuration and operation of the Audio Perfect(TM) system by employing a graphic user interface. The graphic orientation provides access to the same features available via the front panel controls of the AP800 and AP10, but does so in a manner that is more user-friendly. AP Tools can control an entire Audio Perfect(TM) system using only one serial connection, and can communicate with AP units both locally and remotely via modem.

The Company believes that its Audio Perfect(TM) product line will provide its customers with significantly better performance with less equipment and complexity. The Company also believes there is a much larger market for its new line of teleconferencing products, particularly when combined with the Company's conference calling service.

Assistive Listening Products

In March 1993, the Company began shipping its Assistive Listening System (ALS) products. These products help the Company's customers comply with the Americans with Disabilities Act (ADA) by provide amplified audio for hearing impaired people in public places such as theaters, houses of worship, schools, courtrooms, stadiums and arenas.

Conference Calling Service

In February 1993, the Company launched its conference calling service to provide customers with a complete offering of teleconferencing solutions. Gentner Conference Call(SM) (1-800 LETS MEET(R)) can connect many different telephone callers worldwide with superior service and excellent clarity. The Company saw significant growth from this segment during the last fiscal year as a result of hiring a dedicated sales force to target businesses that need conference calling services. The Company believes opportunity exists in pursuing vertical markets for its products and services in conference rooms, distance learning facilities and courtrooms. The Company believes these vertical markets will be responsive to a higher level of quality and service, which it can provide with its premium products and services.

MARKETS

Teleconferencing Market

The Company believes that there is significant growth potential in the U.S. teleconferencing market. Frost & Sullivan, an international marketing consulting company that publishes market research reports, projects the teleconferencing market to grow to over $24 billion by 2003.

The teleconferencing market is made up of the audio, video and data conferencing segments. Sales to the audio segment of the market represented approximately 51% of total Company sales in fiscal 1998. During fiscal 1998, the Company entered the data conferencing market by partnering with Broadband Associates, Inc. to add Broadband's "M.Show(TM)" distance presentation service to its portfolio of conference calling services. The Company expects to realize increased revenue from this service during fiscal 1999. Although the Company designs and manufactures audio equipment that works in connection with the videoconferencing segment, it specializes in the audio portion of the teleconferencing market.

Products and services sold by all companies to the teleconferencing market include terminal equipment, telephone bridge equipment, and conference calling services and transmission services. The Company's primary focus is in the terminal equipment and conference calling service categories.

The Company believes that the audioconferencing segment of the teleconferencing market provides significant sales growth potential for the future, and plans to continue providing solutions to businesses and other end users through the sale of teleconferencing equipment and services.

Broadcast Market

For fiscal 1998, the broadcast market, which is served by telephone interface and remote facilities management products, generated 36% of the Company's total sales. The Company's products are targeted and sold to radio and television stations, broadcast networks and other professional audio customers.

The Company believes that the worldwide market for its telephone interface and site control products is approximately $40 million. The Company believes it has a worldwide market share of approximately 15%. The United States is considered to be the predominant segment of the worldwide broadcast market, with over 12,000 radio and television stations in operation. The Company estimates that the U.S. market will grow at an average annual rate of approximately 5%.

The Company's products are sold to upgrade studios and transmitter sites. Although little new broadcast-station construction has taken place in the United States over the past several years (due to the limited number of frequencies that become available at any given time), the Company believes that it will continue to experience growth in the broadcast market through international opportunities and as product innovations allow broadcast stations to upgrade their existing equipment and reduce operating costs.

The Company has also noted a recent organizational shift in the broadcast industry, as an increasing number of stations have come under consolidated ownership and/or management control. The Company expects this trend to continue over the next few years, and believes its broadcast products are especially suited to provide sales growth during this trend as its newer site control products provide centralized monitoring and control of several facilities.

The Company has traditionally concentrated its efforts on selling its products in the United States. However, while the United States is considered to be the largest single broadcast market segment in the world, it is believed to represent only 20% of the total worldwide broadcast market. The international broadcast market is expanding as a result of government deregulation and privatization of stations and the increasing number of frequencies available for commercial use. In 1991, the Company began focusing efforts on expanding its international market share and has appointed dealers located in key areas around the world (see "Description of Business-Distribution"). Such international broadcast sales accounted for 26% of all sales by the Company to the broadcast market in fiscal year 1998.

Other Markets

In addition to broadcast and teleconferencing markets, the Company's products are sold into other markets, primarily the professional audio market. The professional audio market includes sound contractors who install audio and other equipment in churches, schools, auditoriums and other large facilities. The Company sells its products into this market generally through the same manufacturers' representatives and dealers that represent the Company in the teleconferencing market. The products sold to this market are primarily the telephone interface products, teleconferencing products and ALS products.

MARKETING AND SALES

Teleconferencing systems sales efforts are primarily aimed at audio/visual equipment dealers and consultants. These companies, in turn, provide audio solutions to end users in applications such as audio and video corporate boardroom systems, distance learning facilities, telemedicine examination and diagnosis systems, and court rooms. The Company reaches these end users through a sales representative and dealer network that regularly interacts with potential end users in the target market. The Company actively participates alongside this network at communication forums, trade shows and industry promotions. The Company intends to reinforce those efforts and increase sales by remaining involved in the distribution network and to offer training through "Gentner University" (an educational and training setting where dealers can obtain training on the Company's products and services).

Historically, the Company relied on its existing sales force and outside representative network to sell its conference calling service. During fiscal year 1998, the Company continued to increase its direct sales staff in an effort to increase sales for the Company's services and to work in tandem with its dealer network. The Company believes that it has the potential to cross-sell its products and services by partnering with key dealers. The Company believes its strategic advantage is that it can provide higher quality products and services as a package for organizations that require premium, mission critical solutions for their teleconferencing needs.

Additionally, the Company has currently formed, and is pursuing additional, strategic alliances with companies promoting Internet technologies. The Company believes that through these strategic alliances it will not only have the opportunity to sell its own services, but also to re-sell the services of its strategic partners.

Due to the large size of the conferencing market and its potential for intense competition, the marketing of teleconferencing products and services will continue to require substantial marketing resources and research and development efforts. To this end, the Company will continue to seek highly trained and experienced personnel. Additionally, the Company has aggressively focused on research and development to create an expanded and, what the Company believes to be a technologically superior line of products. The Company's strategy continues to be to sell its teleconferencing products through national and international dealers who focus on integrating conferencing facilities for organizations.

Sales efforts for the Company's telephone interface and RFM products focus on the domestic and international sale of these products through a worldwide network of dealers. Such efforts have included a combination of product catalogs, trade shows, telemarketing, direct mail, trade advertising, fax on demand, an Internet Web-page and direct selling. The Company will continue to support dealers with product information, brochures and data sheets, and has been increasing its activities aimed at garnering the attention of end users. The Company will continue to sponsor sales promotions to encourage dealers to feature the Company's products, and will also focus more on end-user interaction efforts. The Company will also continue to exhibit its products at high-profile industry trade shows to ensure that its products remain highly visible to dealers and broadcasters.

TECHNICAL SUPPORT

Technical support, which is generally conducted over the telephone and sometimes on site, provides timely, interactive help to customers needing operational or technical assistance with their products. The Company's technical support team regularly communicates with the Company's engineering and manufacturing groups to ensure that customer feedback can be directed toward initiating product improvements and incorporated into future products. The technical support team provides a vital role in solving customer problems and building customer confidence. The Company has focused its resources to ensure that strong technical support to its customers remains a competitive advantage.

WARRANTY AND SERVICE

The Company provides a one-year warranty on its products, which covers both parts and labor. The Company, at its option, repairs or replaces products that are defective during the warranty period if the proper preventative maintenance procedures have been followed by customers. Repairs that are necessitated by misuse of such products or that are required outside the warranty period are not covered by the Company's warranty.

In case of a defective product, the customer typically returns it to the Company's facility in Salt Lake City, Utah. The Company's service personnel then replace or repair the defective item and ship it back to the customer. Generally, all servicing is done at the Company's plant, and the Company charges its customers a fee for those service items that are not covered by warranty. The Company does not offer its customers any formal written service contracts.

DISTRIBUTION

Teleconferencing Products

The Company sells its teleconferencing systems and components through independent audio/visual equipment dealers and consultants. The Company also uses a national network of independent sales representatives. Currently, most of the Company's teleconferencing system sales are in the United States. The Company's primary strategy for foreign expansion is to establish dealers and master distributors in markets where it believes there is a growing need for products and services of the type offered by the Company.

The Company distributes products to the professional audio market via this same network of sales representatives and to independent sound contractors. These products include the Company's Assistive Listening Systems (ALS) product line.

Teleconferencing Services

The Company primarily sells its conference calling service through telemarketing directly to end users, and continues to expand its activities and the number of employees in this area. The Company utilizes this sales force in selling certain teleconferencing products directly to end-users. The Company also sells services through its product dealers and independent representatives and provides wholesale conference calling services to several long distance companies.

Telephone Interface and Remote Facilities Management Products

The Company's telephone interface and RFM products are generally sold in the United States through non-exclusive, independent broadcast equipment dealers. End users generally place orders with a dealer by calling a toll free number. The market is highly competitive, and it is not unusual for a customer to call several dealers to get the best possible price. Once a customer orders equipment, a dealer orders the product from the Company to be shipped directly to the customer or, in some instances, ships the product to the customer from the dealer's inventory.

The Company's has several dealers that are also manufacturers of communications systems and equipment. The largest of these is the Company's predominant dealer in the Broadcast market and is believed by the Company to be the dominant supplier of equipment for radio stations in the United States. Sales to this dealer represent a significant portion of Company sales, accounting for approximately 7% of the Company's total sales in fiscal 1998, and 12% and 11% during fiscal 1997 and fiscal 1996 respectively. However, the Company believes that if it were to lose this dealer, it could sell its products to end-customers either directly or through other dealers.

With respect to international sales, the Company has established, and continues to establish, international relationships with dealers for its broadcast products in Europe, Canada, Asia, the South Pacific and Latin America.

COMPETITION

The principal competitive factors in the Company's markets include innovative product design, product quality, established customer relationships, name recognition, distribution and price.

The Company believes that its ability to successfully compete in the teleconferencing market is essential to the Company's growth and development. There are other companies with substantial financial, technical, manufacturing and marketing resources currently engaged in the development and marketing of similar products and services. Some of these companies have launched products competitive with those being developed and manufactured by the Company. However, the Company has used its core digital technology to produce what it believes to be superior audio teleconferencing systems and equipment. The Company believes it is the only provider of both high-end teleconferencing products and mission critical conference calling services, and feels it can uniquely position itself in the rapidly expanding teleconferencing market.

In the telephone interface and RFM markets, the Company has several competitors in each of its product lines. There is not, however, any single competitor who directly competes with the Company in all such product lines. Although some of the Company's competitors are smaller in terms of annual revenues and capitalization, such competitors usually focus on a single product line. They can therefore devote their resources to products that are directly competitive with, and which may adversely impact sales of, the Company's products. However, the Company's name is well known with respect to its products. This advantage, coupled with the Company's size, will likely enable it to preserve and increase its market share.

RESEARCH AND PRODUCT DEVELOPMENT

The Company is highly committed to research and product development. The Company views its investment in research and product development as a key ingredient to long-term business success. The Company expended $1,142,605, $1,046,757 and $929,132 on research and product development in the fiscal years ended June 30, 1998, 1997 and 1996, respectively.

The Company is continually developing new products and services. Current research and product development efforts are focused on the teleconferencing system products, broadcast telephone interface products and enhancements to the RFM product family. The Company also invests resources in refining existing products. Moreover, the Company continues to allocate resources to obtain and maintain product regulatory compliance, both domestically and internationally.

The Company's core technological competencies include many areas of telecommunications and telephone acoustic echo cancellation. The Company's capability to use Digital Signal Processing (DSP) technology to perform audio processing operations is also a core competency. This technology is critical to the performance of the Company's products.

The Company maintains an internal computer aided design (CAD) team. This team creates the necessary electrical schematics, printed circuit board designs, mechanical designs, and manufacturing documentation to support the research and product development efforts. The Company's CAD and product design teams use networked computing systems and sophisticated software programs to facilitate all aspects of product development.

The Company believes that ongoing development of its core technological competencies is vitally important to future sales.

PATENT AND PROPRIETARY RIGHTS

Trade secrets, proprietary information, and technical know-how are important to the Company's scientific and commercial success. The Company currently relies on a combination of trade secrets and nondisclosure agreements to establish and protect its proprietary rights in its products.

The Company currently holds a federal registered servicemark for 1-800 LETS MEET(R), and federal registered trademarks for GENTNER(R), and "GENTNER(R)" (as both the name and logo). In addition to these registered servicemarks and trademarks, the Company has federal applications pending for the following trademarks: AUDIO PERFECT(TM), and DISTRIBUTED ECHO CANCELLATION(TM). In addition, the Company has federal applications pending for the following servicemarks: WE PUT THE WORLD ON SPEAKING TERMS(SM), and COMMUNICATION AUDIT PROCESS(SM).

GOVERNMENT REGULATION

The Company designs and manufactures its equipment in accordance with the technical design standards of the Federal Communications Commission (FCC) Part 15 and Part 68. Part 15 of the FCC Rules governs the levels of electromagnetic radiation emanating from commercial computing equipment. The Company endeavors to conform all of its products covered by Part 15 of the FCC Rules based on testing performed at a FCC approved testing facility. Part 68 of the FCC Rules sets forth standards for telephone equipment that is intended to be connected to the Public Switch Telephone Network (PSTN) used within the United States. The Company's applicable telecommunications products are tested by an independent testing laboratory and are registered with the FCC.

The Company also designs and manufactures its equipment pursuant to industry product safety standards. The Canadian Standards Association (CSA), an approved Nationally Recognized Testing Laboratory (NRTL) under direction of the Occupational Safety and Health Administration (OSHA), tests all products and performs quarterly audits for continuing compliance to applicable safety standards.

Several of the Company's products are currently registered for sale in various international markets. The Company must conform to design standards similar to those of the FCC and CSA in each of the foreign countries in which the products are sold.

MANUFACTURING

The Company currently manufactures and/or assembles its products using purchased or leased manufacturing equipment. The equipment presently being used will continue to be utilized for several years. The Company's manufacturing facility incorporates modern, modular assembly work stations and work accessories that enhance the efficiency and quality of the manufacturing process. In July 1996, the Company installed a surface-mount assembly line, which has reduced manufacturing costs, and increased production efficiencies and capacity. Toward the end of fiscal 1998, the Company completely overhauled its manufacturing floor process, decreasing the manufacturing cycle time by two-thirds and improving the efficiency of raw materials management. The new process will enable the Company to more effectively meet the demand generated by increasing sales.

If sales continue to increase substantially, the Company may be required to invest in additional manufacturing equipment. Subject to financial considerations, the Company does not believe it would experience any difficulty in obtaining any additional equipment that might be needed as a result of any substantial sales increase (see "Management's Discussion and Analysis--Financial Condition and Liquidity").

The Company generally purchases its assembly components from distributors, but also buys a limited amount directly from local fabricators. Its principal suppliers are Avnet, Arrow Electronics, Bell Industries, Standard Supply Company, Precise Metal Products Company, and Precision Technology.

The Company's general policy is to have a minimum of two vendor sources. Many of the components utilized are bonded by certain distributors and manufacturers. This bonding process places ordered products on the distributors' shelves until the Company requires the products. This allows the Company to reduce its inventory while maintaining available stock.

The Company's ALS products are manufactured in Taiwan and shipped to its facility to complete the packaging before shipping to its customers.

The Company uses a real time computer system to monitor its manufacturing process, which allows the Company to utilize cost accounting for each product and to monitor profitability in each phase of the manufacturing process. The software is covered under a maintenance contract that allows for new version upgrades. The Company has developed an extensive software back-up system that provides for daily back-ups housed in a fireproof safe as well as biweekly backups in an off-site storage facility.

Telecommunications and Information Systems

The Company has become heavily reliant on its telecommunications and information systems (network) in order to conduct its day-to-day operations. Failure of the network for an extended amount of time could be detrimental to the Company's ongoing business (see "Risk Factors"). As such, the Company is establishing and will continue to develop an infrastructure that can support and enhance growth, reduce down time and improve operational efficiencies. Network features aimed at these objectives include pre-wiring of the Company's building for ease of changes and new installations; several different back-up power sources to guard against power failure; redundant equipment and circuit cards for some equipment; alarm systems and monitoring equipment; and a temperature controlled network room. In addition, the Company backs up its electronic data daily in case of catastrophic failure.

The Company is now focused on making its network fully scalable to accommodate expected growth. Especially noteworthy is that as conference calling service revenues grow, the network structure must expand at the same rate.

EMPLOYEES

As of June 30, 1998, the Company had 143 employees, all of which were employed on a full-time basis. None of the Company's employees are subject to a collective bargaining agreement.

ITEM 2.  PROPERTIES

All of the Company's operations, including its executive offices, conference call service, product sales, research and development, and manufacturing, are conducted in a 40,000 square-foot facility located south of Salt Lake City (the "Research Way facility"). The Research Way facility is a modern building leased by the Company. The base monthly rent for this facility currently is approximately $22,400. The facility is in good condition and the Company believes the facility will be reasonably adequate to meet its immediate needs. Monthly rents are scheduled to increase ratably over the next 10 years. The new facilities will allow the Company to grow steadily during this time, as the landlord has granted certain expansion options to the Company with respect to adjacent building space.

ITEM 3.  LEGAL PROCEEDINGS

There are no pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of the Company during the quarter ended June 30, 1998.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded in the over-the-counter market on the NASDAQ System under the symbol "GTNR." The following table sets forth quotations for the common stock for the last two fiscal years.

                 1998                                 High     Low
                 ----                                 ----     ---
                 First Quarter                       $1.06    $0.75
                 Second Quarter                       1.56     0.97
                 Third Quarter                        1.50     0.91
                 Fourth Quarter                       2.75     1.28

                 1997

                 First Quarter                       $1.06    $0.75
                 Second Quarter                       0.94     0.69
                 Third Quarter                        0.97     0.66
                 Fourth Quarter                       0.78     0.59


The above inter-dealer quotations were obtained from the National Association of Securities Dealers (NASD), do not reflect markups, markdowns, or commissions, and may not represent actual transactions.

As of September 1, 1998, there were approximately 3,500 holders of common stock of the Company.

The Company does not pay a cash dividend and does not anticipate doing so in the foreseeable future. Currently, the Company's line of credit prohibits the payment of dividends. The Company intends to retain earnings for future capital requirements, growth and product development.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Year Ended June 30, 1998 Compared to Year Ended June 30, 1997.

Sales for the year ended June 30, 1998 ("fiscal 1998") increased 29% compared to the prior fiscal year ended June 30, 1997. This increase is mainly due to the strong growth of sales in the teleconferencing market, but growth in revenues from the broadcast market also contributed to the increase.

Revenues from the teleconferencing market increased 67% during fiscal 1998 as compared to fiscal 1997. Product sales increased 55% mainly due to the introduction of the Audio Perfect(TM) product line and an increase in the sales of GT724 audio conferencing systems. The Audio Perfect(TM) product line began shipping in April of 1998. These products use a new digital technology called Distributed Echo Cancellation(TM) and incorporate several functional devices including automatic microphone mixing, echo cancellation, audio routing, audio equalization and audio processing into a single device. The Company will get more of the revenue associated with a room installation as a result of the expanded applications. The Company's conference calling service, 1-800 LETS MEET(SM), experienced sales growth of 117% for fiscal 1998 as compared to fiscal 1997. This growth is a result of the Company expanding its sales staff, who are aggressively marketing its conference calling service. This service is being marketed not only to corporate clients, but also to long distance telephone service providers for resale.

Sales in the broadcast market grew 7% in fiscal 1998 compared to the previous fiscal year. In this market, Remote Facilities Management (formerly known as Remote Site Control) grew significantly (36%), mainly due to large sales of the GSC3000. The GSC3000 allows broadcasters to monitor and control many transmitter sites from one location. Sales to the television market and the introduction of the Voice Interface also contributed to the increased sales of the GSC3000. The Voice Interface allows an engineer to call the remote equipment from any telephone, check on its status, and make adjustment using only the telephone. Sales to Telephone Interface customers dropped slightly (4%). Even though domestic sales of Telephone Interface products dropped, international sales are showing strong growth with a 51% increase in fiscal 1998 sales compared to fiscal 1997.

During fiscal 1998, sales of products that are not in either the Broadcast or Teleconferencing markets ("Other Products") changed less than 1%. Within Other Products, sales of Assistive Listening Systems ("ALS") increased 23%. Non-ALS Other Products sales declined, and are expected to continue to decline.

The Company's gross profit margin increased to 52% in fiscal 1998. It was 48% in fiscal 1997. This increase is primarily due to price increases at the beginning of this fiscal year, aggressive vendor pricing, new products with higher gross profit margins, a different product mix and increased efficiencies in the manufacturing process.

The Company's operating expenses increased 10% when comparing fiscal 1998 to fiscal 1997. Most of the increase in operating expenses came in the General and Administrative area. Product Development expenses also increased.

General and Administrative expenses increased 23% in fiscal 1998 as compared to the previous fiscal year. The one-time expense of the severance package of the former CEO contributed to the increase. Facility expenses also increased as a result of moving into a larger facility in November of 1996.

Sales and Marketing expenses for fiscal 1998 only increased 2% from fiscal 1997. A major expense increase in this area came from commissions, which was a direct result of increased sales. However, this was offset from the Company reducing other expenses by bringing all advertising development in house and closely monitoring other advertising expenses.

Product Development costs increased 9% in fiscal 1998 as compared to fiscal 1997. This was mainly due to increased personnel and product compliance activities. The Company increased R&D personnel so that each engineer can specialize in a specific product area. The Company believes it will improve the development cycle by having specialized engineers.

Interest expense increased 23% when comparing fiscal 1998 to fiscal 1997 due to increased debt balances used to finance the facility expansion.

Year Ended June 30, 1997 Compared to Year Ended June 30, 1996.

Sales for the year ended June 30, 1997 ("fiscal 1997") increased 17% compared to the prior fiscal year ended June 30, 1996. This increase is due to the Company focusing on its core businesses: Teleconferencing products and services, Remote Facilities Management and Telephone Interface products.

Product and conference calling service revenues to the teleconferencing market increased 29% during fiscal year 1997 as compared to fiscal year 1996. Product sales increased 20% primarily due to sales of the GT724 audio teleconferencing system. The Company started shipping this product in the beginning of the fiscal year and sales have remained strong during the entire year. The GT724 system is used in conference rooms, distance learning facilities and courtrooms. The Company's conference calling service increased 93% in fiscal year 1997 over fiscal 1996. This significant increase is due to the Company hiring a dedicated, direct sales force and due to aggressive marketing campaigns during the year. The Company is focused on providing premium, mission critical conference calling services for conference rooms, distance learning facilities and courtrooms.

Sales in the broadcast market grew 20% in fiscal year 1997 as compared to fiscal year 1996. In the Telephone Interface segment, the Company introduced a new product line late in the fiscal year, unveiling the new digital hybrid line at the National Association of Broadcasters show in April 1997. Shipments began in June 1997. Remote Facilities Management sales grew significantly when the Company began shipping the GSC3000 Remote Facilities Management product line in November 1996. The GSC3000 monitors and adjust settings at one or more remote transmitter sites, or an engineer can adjust the settings via a personal computer. Historically, the Company's Remote Facilities Management products have sold primarily in the radio market, but the GSC3000 has been accepted in the television market, resulting in increased sales.

During fiscal 1997, other product sales experienced a 37% decrease as compared to fiscal 1996 as the Company's primary focus was on its core business lines. The Company stopped selling Audio Processing products and has seen decreased sales in the audio routing and distribution and portable teleconferencing products. The Company believes these product lines have taken focus and resources away from its core businesses and expects to see these continue to decline.

The Company's gross profit margin increased to 48% in fiscal 1997 as compared to 45% in fiscal 1996. This improvement in gross profit margin can be attributed to higher margin product mix, product pricing and the in-house surface mount manufacturing technology the Company began using in fiscal 1997. The Company continues to work towards increasing its gross profit margin. For products, the Company has recently increased prices and is working to reduce actual manufacturing costs. However, the Company's conference calling service has a lower gross profit margin, which, as it becomes a higher percentage of total sales, could negatively impact the Company's overall gross profit margin.

For the year ending June 30, 1997, the Company's operating expenses increased 40% compared to the previous fiscal year. As previously reported, the Company invested significantly in its infrastructure during fiscal 1997 in an effort to prepare for future growth. Sales and Marketing expenses increased 49%, General and Administrative expenses increased 43% and Product Development expenses increase 13% when comparing fiscal 1997 to fiscal year 1996.

The Company underwent some significant changes in its Sales and Marketing area in fiscal 1997. It hired its first Vice President of Sales and Marketing to focus specifically on increasing sales. The Company also hired a direct sales force to sell its conference calling service, incurred one time marketing expenses regarding its conference calling service, hired internal marketing people and invested significantly in market research prior to developing new products. All these events contributed to the increase in sales and marketing expenses and the Company believes these initiatives will help sustain long-term sales growth.

General and Administrative expenses increased 43% in fiscal 1997 as compared to fiscal 1996. Most of this increase is due to the Company expanding its facility, doubling the square footage. Occupancy costs increased significantly, as well as other costs associated with expanding operations (human resources and information systems management). The Company feels this investment in the infrastructure will sustain long term growth as it moves forward.

During fiscal 1997, Product Development expenses increased 13% as compared to fiscal 1996. This increase is a result of hiring additional engineers to focus on specific product areas. The Company also expended significant resources in developing new teleconferencing and site control products.

Interest expense increased 6% when comparing fiscal 1997 to fiscal 1996 due to increased borrowing requirements to fund growth. This increased borrowing occurred toward the end of the fiscal year when the Company finalized the financing required for the facility expansion.

FINANCIAL CONDITION AND LIQUIDITY

The Company's financial condition grew stronger in fiscal year 1998. The Company's current ratio was 3.0:1 at the end of fiscal 1998 as compared to 2.2:1 at the end of fiscal 1997. Inventories increased 18% and accounts receivable increased 4% during fiscal 1998 as a result of higher sales. Cash on hand increased due to strong positive cash flows from operations. These changes all contribute to the financial strength of the Company.

The Company has an outstanding revolving line of credit of $2.0 million, which is secured by the Company's accounts receivable and inventory. The interest rate on the line of credit is a variable interest rate (anywhere from three to five percentage points over the London Interbank Offered Rate (LIBOR)). There was no outstanding balance on June 30, 1998. The line of credit expires in December of 1998.

As described in the notes to the financial statements, the Company has certain commitments relating to capital expenditures. These commitments are in the form of obligations classified as long-term debt and capital leases, both related to the financing of furniture and equipment. Together, the current obligation on these commitments was $639,214 in fiscal 1998 and will be $625,459 in fiscal 1999.

The Company continued to experience positive cash flows in fiscal 1998. Higher sales and closely managing the operating expenses provided positive operational cash flows for the Company. As sales continue to increase, the Company anticipates that it can achieve its business plan through a combination of internally generated funds and short-term and/or long-term borrowing, if necessary.

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

Competition - Rapid Technological Change

The Broadcast, Teleconferencing and ALS markets are highly competitive and characterized by rapid technological change. The Company's future performance will depend in large part upon its ability to remain competitive and to develop and market new products and services in these markets. The Company competes with businesses having substantial financial, research and development, manufacturing, marketing and other resources.

The markets in which the Company competes have historically involved the introduction of new and technologically advanced products and services that cost less or perform better. If the Company is not competitive in its research and development efforts, its products may become obsolete or be priced above competitive levels.

Although management believes that based on their performance and price, its products are attractive to customers, there can be no assurance that competitors will not introduce comparable or technologically superior products, which are priced more favorably than the Company's products.

Marketing

The Company has experience in marketing its products. However, it is subject to all of the risks inherent in the sale and marketing of current and new products and services in an evolving marketplace. The Company must effectively allocate its resources to the marketing and sale of these products through diverse channels of distribution. The Company's strategy is to establish distribution channels and direct selling efforts in markets where it believes there is a growing need for its products and services. There can be no assurance that this strategy will prove successful.

Dependence on Distribution Network

The Company markets its products primarily through a network of representatives, dealers and master distributors. All of the Company's agreements retaining such representatives and dealers are non-exclusive and terminable at will by either party. Although the Company believes that its relationships with such representatives and dealers are good, there can be no assurance that any of such representatives or dealers will continue to offer the Company's products.

Price discounts are based on performance. However, there are no obligations on the part of such representatives and dealers to provide any specified level of support to the Company's products or to devote any specific time, resources or efforts to the marketing of the Company's products. There are no prohibitions on dealers offering products that are competitive with those of the Company. Most dealers do offer competitive products. The Company reserves the right to maintain house accounts, which are for products sold direct. The loss of a majority or all representatives or dealers could have a material adverse effect on the Company's business.

Limited Capitalization

As of June 30, 1998, the Company had $715,325 in cash and $3,908,943 in working capital. The Company may be required to seek additional financing if anticipated levels of revenue are not realized, if higher than anticipated costs are incurred in the development, manufacture or marketing of the Company's products, or if product demand exceeds expected levels. There can be no assurance that any additional financing thereby necessitated will be available on acceptable terms, or at all.

In addition, the Company's revolving $2 million line of credit matures in December of 1998 and there can be no assurance that the Company will be able to extend the maturity date of the line of credit or obtain a replacement line of credit from another commercial institution. The Company had no outstanding balance payable on the line of credit as of June 30, 1998. To the extent the line of credit is not extended or replaced and cash from operations is unavailable to pay the indebtedness then outstanding under the line of credit, the Company may be required to seek additional financing.

Telecommunications and Information Systems (Network)

The Company is highly reliant on its network equipment, data and software to support all functions of the Company. The Company's conference calling service relies 100% on the network for its revenues. While the Company endeavors to provide for failures in the network by providing back up systems and procedures, there is no guarantee that these back up systems and procedures will operate satisfactorily in an emergency. Should the Company experience such a failure, it could seriously jeopardize its ability to continue operations. In particular, should the Company's conference calling service experience even a short term interruption of its network, its ongoing customers may choose a different provider.

Dependence Upon Key Employees

The Company is substantially dependent upon certain of its employees, including Frances M. Flood, a Director, President and Chief Executive Officer and a stockholder of the Company. The loss of Ms. Flood by the Company could have a material adverse effect on the Company. The Company currently has in place a key person life insurance policy on the life of Ms. Flood in the amount of $1,000,000.

The Company is also dependent upon Brooks Gibbs, Director of Technology. Due to his technological expertise and product familiarity, the loss of Mr. Gibbs by the Company could have a material adverse effect on the Company. The Company currently has in place a key person life insurance policy on the life of Mr. Gibbs in the amount of $1,000,000.

Dependence on Supplier and Single Source of Supply

The Company does not have written agreements with any suppliers. Furthermore, certain digital microprocessor chips used in connection with the Company's products can only be obtained from a single manufacturer and the Company is dependent upon the ability of this manufacturer to deliver such chips to the Company's suppliers so that they can meet the Company's delivery schedules. The Company does not have a written commitment from such suppliers to fulfill the Company's future requirements. The Company's suppliers maintain an inventory of such chips, but there can be no assurance that such chips will always be readily available, available at reasonable prices, available in sufficient quantities, or deliverable in a timely fashion. If such chips or other key components become unavailable, it is likely that the Company will experience delays, which could be significant, in production and delivery of its products unless and until the Company can otherwise procure the required component or components at competitive prices, if at all. The lack of availability of these components could have a materially adverse effect on the Company.

Although the Company believes that most of the key components required for the production of its products are currently available in sufficient production quantities, there can be no assurance that they will remain available. Furthermore, suppliers of some of these components are currently or may become competitors of the Company, which might also affect the availability of key components to the Company. It is possible that other components required in the future may necessitate custom fabrication in accordance with specifications developed or to be developed by the Company. Also, in the event the Company, or any of the manufacturers whose products the Company expects to utilize in the manufacture of its products, is unable to develop or acquire components in a timely fashion, the Company's ability to achieve production yields, revenues and net income will be adversely affected.

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

Government Funding and Regulation

In the teleconferencing market, the Company is dependent on government funding to place its distance learning sales and courtroom equipment sales. In the event government funding was stopped, these sales would be negatively impacted. Additionally, many of the Company's products are regulated by governmental regulations. New regulations could significantly impact sales.

Dividends Unlikely

The Company has never paid cash dividends on its securities and does not intend to declare or pay cash dividends in the foreseeable future. Earnings are expected to be retained to finance and expand its business. Furthermore, the Company's revolving line of credit prohibits the payment of dividends on its Common Stock.

Potential Dilutive Effect of Outstanding Options and Possible Negative Effect of Future Financing

The Company has outstanding options. The outstanding options are issued under the Company's 1990 Incentive Plan and the 1998 Stock Option Plan, which includes options to purchase up to 1,700,000 shares of Common Stock granted or available for grant. Holders of these options are given an opportunity to profit from a rise in the market price of the Company's Common Stock with a resulting dilution in the interests of the other stockholders. The holders of the options may exercise them at a time when the Company might be able to obtain additional capital through a new offering of securities on terms more favorable than those provided therein.

Possible Control by Officers and Directors

The officers and directors of the Company together had beneficial ownership of approximately 24.6% of the Common Stock (including options that are currently exercisable or exercisable within sixty (60) days) of the Company as of September 1, 1998. This significant holding in the aggregate place the officers and directors in a position, when acting together, to effectively control the Company (see "Security Ownership of Certain Beneficial Owners and Management").

Year 2000

The Company is continuing to assess the impact of the Year 2000 issue* on its information technology ("IT") and non-IT systems and believes that certain software and hardware currently in use will have to be upgraded. To date, the Company has assessed approximately 100% of its existing IT systems and 80% of its existing non-IT systems. The Company estimates a cost of $50,000 to upgrade existing systems so that they are Year 2000 compatible. None of that cost has been incurred so far. To date, the Company has identified two of its systems that will have to be upgraded. None of these upgrades have taken place yet, but all upgrades are scheduled for completion by November 30, 1998. There should be no significant interruptions to the business caused by the upgrade process. However, if these upgrades are not completed in a timely manner, the impact on the operations of the Company could be material. The Company plans to finance these upgrades with operating income.

The first system so far identified as requiring upgrading is the internal phone system, including the voice mail system. The software and hardware to upgrade this system will be purchased so that the system will be upgraded to meet a scheduled completion date of the end of October of 1998. The estimated cost of this software and hardware is $50,000. The second system identified to date is the conference calling bridge. This system is essential to the Company's conference calling service. It is scheduled for upgrading in November of 1998. The manufacturer is furnishing the software to the Company at no cost.

The Company is in the process of determining through direct contacts whether its material vendors and suppliers, and its larger customers are Year 2000 compliant. To date, no major customer or supplier that the Company contacted has any Year 2000 compliance problems that would significantly impact the operations of the Company.

At the present time, the company believes that a reasonably likely worst case scenario involving a Year 2000 event would be in a non-IT system affecting the Company's manufacturing process. Such an event could result in the suspension of the affected portion of the manufacturing process until such a problem is corrected. However, the Company believes that as it continues its Year 2000 assessment the risk of such an event will decrease.

The Company currently is in the process of developing contingency plans for dealing with Year 2000 issues, including the worst case scenario just described. Those plans are scheduled to be complete and in place by the end of fiscal 1999.

The Company has performed a Year 2000 compliance review of its product line. To date, the company has addressed all existing Year 2000 compliance issues on products.

The costs of the projects and the dates on which the Company believes it will complete the Year 2000 upgrades are based on management's best estimates at this time, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantees that these estimates will be achieved, that personnel trained in this area will be available at a reasonable cost, or that we will locate and correct all relevant computer codes and similar uncertainties.

* The "Year 2000 Problem" has arisen because many computer programs were written using only the last two digits to refer to a year (i.e. "98" for 1998). Therefore, these computer programs may not properly recognize the year 2000. If not corrected, many computer applications could fail or create erroneous results.

New Accounting Pronouncements

In 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share." SFAS 128 replaced the calculation of primary and fully diluted earnings (loss) per share with basic and diluted earnings (loss) per share. Unlike primary earnings (loss) per share, basic earnings (loss) per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings (loss) per share is very similar to the previously reported fully diluted earnings (loss) per share. All earnings (loss) per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS 128 requirements.

In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income", which established standards for reporting and display of "Comprehensive Income" which is the total of net income and all other non-owner changes in stockholders' equity and its components. SFAS 130 is effective for fiscal years beginning after December 15, 1997 with earlier application permitted. The Company will adopt the standard in fiscal 1999 and does not expect comprehensive income it differ significantly form previously reported net income.

In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131, which supersedes SFAS Nos. 14, 18, 24 and 30, establishes new standards for segment reporting in which reportable segments are based on the same criteria on which management disaggregates a business for making operating decisions and assessing performance. SFAS 131 is effective for fiscal years beginning after December 15, 1997 with earlier application permitted. The Company will adopt the standard in fiscal 1999 and is currently analyzing the impact this new standard will have on previously reported information.

ITEM 7.  FINANCIAL STATEMENTS

                          Index to Financial Statements

Report of Independent Auditors

Balance Sheets for June 30, 1998 and 1997.

Statements of Operations for fiscal years ended June 30, 1998, 1997 and 1996.

Statements of Cash Flows for fiscal years ended June 30, 1998, 1997 and 1996.

Statements of Shareholders' Equity for fiscal years ended June 30, 1998, 1997 and 1996.

Notes to Financial Statements

                         Report of Independent Auditors

The Board of Directors and Shareholders
GENTNER COMMUNICATIONS CORPORATION

We have audited the accompanying balance sheets of Gentner Communications Corporation as of June 30, 1998 and 1997, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gentner Communications Corporation at June 30, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.


/s/ Ernst & Young, L.L.P.

Salt Lake City, Utah
July 31, 1998

                       GENTNER COMMUNICATIONS CORPORATION

                                 BALANCE SHEETS

                                                                              June 30,
                                                                    ----------------------------
                                                                       1998             1997
                                                                    -----------      -----------
                            ASSETS
Current assets:
    Cash and cash equivalents ................................      $   715,325      $    63,992
    Accounts receivable, less allowances of $246,000 in 1998,
      and $115,000 in 1997 ...................................        1,743,390        1,682,254
    Inventory ................................................        3,154,983        2,668,761
    Deferred taxes ...........................................           40,000               --
    Other current assets .....................................          174,667          136,177
                                                                    -----------      -----------
        Total current assets .................................        5,828,365        4,551,184

Property and equipment, net ..................................        2,320,336        2,493,287
Related party note receivable ................................          126,505          139,000
Other assets, net ............................................           36,534          152,383
                                                                    -----------      -----------
        Total assets .........................................      $ 8,311,740      $ 7,335,854
                                                                    ===========      ===========

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Notes payable ............................................      $        --      $   722,997
    Accounts payable .........................................          537,202          471,072
    Accrued compensation and other benefits ..................          486,658          197,209
    Other accrued expenses ...................................          372,823          159,237
    Current portion of long-term debt ........................          285,630          257,164
    Current portion of capital lease obligations .............          237,109          254,951
                                                                    -----------      -----------
        Total current liabilities ............................        1,919,422        2,062,630

Long-term debt ...............................................          402,584          687,274
Capital lease obligations ....................................          752,728          784,354
                                                                    -----------      -----------
        Total liabilities ....................................        3,074,734        3,534,258

Shareholders' equity:

    Common stock, 50,000,000 shares authorized,
      par value $.001, 7,698,523 and
      7,663,405 shares issued and outstanding
      at June 30, 1998 and 1997 ..............................            7,699            7,663
    Additional paid-in capital ...............................        4,454,407        4,423,482
    Retained earnings (accumulated deficit) ..................          774,900         (629,549)
                                                                    -----------      -----------
        Total shareholders' equity ...........................        5,237,006        3,801,596
                                                                    -----------      -----------
        Total liabilities and shareholders' equity ...........      $ 8,311,740      $ 7,335,854
                                                                    ===========      ===========



                             See accompanying notes

                       GENTNER COMMUNICATIONS CORPORATION

                            STATEMENTS OF OPERATIONS



                                                             Years ended June 30,
                                              --------------------------------------------------
                                                  1998               1997               1996
                                              ------------       ------------       ------------
Net Sales ..................................  $ 17,267,886       $ 13,371,851       $ 11,469,155
Cost of goods sold .........................     8,347,300          6,874,590          6,279,775
                                              ------------       ------------       ------------
Gross profit ...............................     8,920,586          6,497,261          5,189,380

Operating expenses:
    Marketing and selling ..................     3,649,876          3,572,882          2,394,415
    General and administrative .............     2,470,949          2,006,998          1,406,786
    Research and product development .......     1,142,605          1,046,757            929,132
                                              ------------       ------------       ------------
        Total operating expenses ...........     7,263,430          6,626,637          4,730,333
                                              ------------       ------------       ------------
        Operating income (loss) ............     1,657,156           (129,376)           459,047

Other income (expense):
    Interest income ........................        13,475              7,836              1,988
    Interest expense .......................      (240,371)          (196,176)          (185,676)
    Other, net .............................        13,189            (18,282)             7,525
                                              ------------       ------------       ------------
        Total other income (expense) .......      (213,707)          (206,622)          (176,163)
                                              ------------       ------------       ------------
Income (loss) before income taxes ..........     1,443,449           (335,998)           282,884

Provision for income taxes .................        39,000             36,900                900
                                              ------------       ------------       ------------

        Net income (loss) ..................  $  1,404,449       $   (372,898)      $    281,984
                                              ============       ============       ============

Basic earnings (loss) per common share .....  $       0.18       $      (0.05)      $       0.04
                                              ============       ============       ============
Diluted earnings (loss) per common share ...  $       0.18       $      (0.05)      $       0.04
                                              ============       ============       ============












                             See accompanying notes

                       GENTNER COMMUNICATIONS CORPORATION

                             STATEMENT OF CASH FLOWS


                                                                            Years ended June 30,
                                                               -----------------------------------------------
                                                                  1998              1997              1996
                                                               -----------       -----------       -----------
Cash flows from operating activities:
   Net income (loss) ....................................      $ 1,404,449       $  (372,898)      $   281,984
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
      Depreciation and amortization of property and
        equipment .......................................          678,501           621,024           513,781
      Amortization of other assets ......................           41,383            52,654            41,258
      Deferred income tax ...............................          (40,000)               --                --
      Gain (loss) on investments ........................           (1,785)           21,378           (36,895)
      Other .............................................               --            36,000            21,339
      Changes in operating assets and liabilities:
         Accounts receivable ............................          (61,136)         (125,818)           87,940
         Inventory ......................................         (486,222)          561,004            95,101
         Other current assets ...........................          (38,490)          (24,434)          (31,975)
         Accounts payable and other accrued expenses ....          569,165            29,621          (443,252)
                                                               -----------       -----------       -----------
           Net cash provided by operating activities ....        2,065,865           798,531           529,281

Cash flows from investing activities:
   Purchases of property and equipment ..................         (313,050)         (623,949)         (176,743)
   Issuance of note receivable ..........................               --          (147,327)               --
   Repayment of note receivable .........................           12,495             8,327            60,320
   Decrease (increase) in other assets ..................           76,251          (108,541)              139
                                                               -----------       -----------       -----------
           Net cash used in investing activities ........         (224,304)         (871,490)         (116,284)

Cash flows from financing activities:
   Proceeds from issuance of common stock ...............            3,366               736                --
   Exercise of warrants and employee stock options ......           27,595                --           142,313
   Net borrowings (repayments) under line of credit .....         (722,997)         (193,044)         (308,959)
   Net financing of trade payables with
     short-term notes ...................................               --                --          (283,687)
   Proceeds from issuance of long-term debt .............               --           566,906           400,000
   Principal payments of capital lease obligations ......         (241,968)         (238,378)         (135,825)
   Principal payments of long-term debt .................         (256,224)         (213,032)         (132,314)
                                                               -----------       -----------       -----------
           Net cash used in financing activities ........       (1,190,228)          (76,812)         (318,472)
                                                               -----------       -----------       -----------
Net increase (decrease) in cash .........................          651,333          (149,771)           94,525
Cash at the beginning of the year .......................           63,992           213,763           119,238
                                                               -----------       -----------       -----------
Cash at the end of the year .............................      $   715,325       $    63,992       $   213,763
                                                               ===========       ===========       ===========

Supplemental disclosure of cash flow information:
   Property and equipment financed by capital leases ....      $   192,500       $   975,732       $    25,490
   Income taxes paid ....................................      $   (28,000)      $   (12,800)      $   (25,900)
   Interest paid ........................................      $  (241,371)      $  (193,500)      $  (194,148)



                             See accompanying notes

                       GENTNER COMMUNICATIONS CORPORATION

                       STATEMENTS OF SHAREHOLDERS' EQUITY



                                                                                              Retained
                                                       Common Stock          Additional       Earnings         Total
                                                  -----------------------      Paid-In      (Accumulated    Shareholder's
                                                   Shares        Amount        Capital        Deficit)         Equity
                                                  ---------    ----------    -----------     ----------      ----------
Balances at June 30, 1995 ................        7,455,375    $    7,455     $4,244,641     $ (538,635)     $3,713,461

    Exercise of employee stock
     options .............................          207,000           207        142,106             --         142,313

    Tax benefits allocated to
      contributed capital ................               --            --         36,000             --          36,000

    Net income ...........................               --            --             --        281,984         281,984
                                                  ---------    ----------    -----------     ----------      ----------
Balances at June 30, 1996.................        7,662,375         7,662      4,422,747       (256,651)      4,173,758

    Issuance of common stock .............            1,030             1            735             --             736

    Net loss .............................               --            --             --       (372,898)       (372,898)
                                                  ---------    ----------    -----------     ----------      ----------
Balances at June 30, 1997.................        7,663,405         7,663      4,423,482       (629,549)      3,801,596

    Exercise of employee stock
      options ............................           32,000            32         27,563             --          27,595

    Issuance of common stock .............            3,118             4          3,362             --           3,366

    Net income ...........................               --            --             --      1,404,449       1,404,449
                                                  ---------    ----------    -----------     ----------      ----------
Balances at June 30, 1998 ................        7,698,523    $    7,699    $ 4,454,407     $  774,900      $5,237,006
                                                  =========    ==========    ===========     ==========      ==========













                             See accompanying notes

                       GENTNER COMMUNICATIONS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION

     Gentner Communications Corporation (the "Company"), designs and manufactures high-technology electronic equipment for the Teleconferencing, Telephone Interface and Remote Facilities Management markets. The Company also provides domestic and international conference calling services. The Company grants credit without requiring collateral to substantially all its customers within these markets.

     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     Inventory - Inventories are stated at the lower of cost (first-in, first-out) or market.

     Revenue Recognition - Revenue from product sales is recognized at the time product is shipped, net of allowances for returns and uncollectible accounts. Revenue from service sales is recognized at the time the service is rendered, net of allowances for uncollectible accounts.

     Property and Equipment - Property and equipment are stated at cost. Depreciation and amortization are provided over the estimated useful lives of the respective assets using the straight-line method. In fiscal 1997, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" without a significant impact to operating results, financial position or cash flow.

     Other Assets - Other assets consist principally of deposits, insurance policy cash values, capitalized software costs, purchased technology and certain other intangible assets. The Company amortizes software costs, purchased technology and intangible assets on a straight-line basis over periods ranging from three to ten years. Accumulated amortization was $209,626 and $168,243 at June 30, 1998 and 1999, respectively. The Company performs an evaluation of these amounts on a periodic basis to determine that the recorded costs are not in excess of their net realizable value.

     Earnings (Loss) ("FASB")Per Common Share - In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." SFAS 128 replaced the calculation of primary and fully diluted earnings (loss) per share with basic and diluted earnings (loss) per share. Unlike primary earnings (loss) per share, basic earnings (loss) per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings (loss) per share is very similar to the previously reported fully diluted earnings (loss) per share. All earnings (loss) per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS 128 requirements.

     The following table sets forth the computation of basic and diluted net income (loss) per share:

                                                                    June 30
                                                      -------------------------------------
                                                         1998         1997          1996
                                                         ----         ----          ----
     Numerator:
         Net income (loss)                            $1,404,449   $ (372,898)   $  281,984
                                                      ==========   ==========    ==========
     Denominator for basic net income (loss) per
       share - weighted average shares:                7,679,985    7,662,494     7,639,637

     Dilutive common stock equivalents using
       treasury stock method:                            280,267      630,532       129,086
                                                      ----------   ----------    ----------
                                                       7,960,252    8,293,026     7,768,723
                                                      ==========   ==========    ==========
     Basic net income (loss) per share                $     0.18   $    (0.05)   $     0.04
                                                      ==========   ==========    ==========
     Diluted net income (loss) per share              $     0.18   $    (0.05)   $     0.04
                                                      ==========   ==========    ==========

     Options to purchase 20,000 shares of common stock were outstanding as of June 30,1998, but were not included in the computation of diluted earnings per share as the effect would be antidilutive.

     Research and Product Development Costs - Research and product development costs are expensed as incurred.

     Software Development Costs - The Company capitalizes a portion of its software development costs. Both capitalized software development costs and purchased software costs are amortized on a straight-line basis over the estimated useful life of three years or the ratio of current revenue to the total current and anticipated future revenue, whichever provides for greater amortization. Amortization generally commences when shipments of the related products begin. Amortization expense recorded during the respective years ended June 30, 1998, 1997 and 1996 was $18,608, $31,900 and $31,900. Unamortized costs are stated at the lower of cost or net realizable value and are included in other assets net of accumulated amortization of $95,700 in 1998, $77,100 in 1997 and $45,200 in 1996.

     Income Taxes - The Company provides for income taxes based on the liability method which requires the recognition of deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and these accompanying notes. Actual results could differ from those estimates.

     Stock Based Compensation - The Company adopted SFAS 123 "Accounting for Stock Based Compensation," effective July 1, 1996. SFAS 123 defines a fair value-based method of accounting for and measuring compensation expense related to stock based compensation plans and encourages adoption of the new standard. However, the statement allows entities to continue to measure compensation expense for stock-based plans using the intrinsic value-based method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Company has elected to continue to account for stock-based compensation plans using the provisions of APB Opinion No. 25. Pro forma footnote disclosure of net income has been made as if the fair value based method of accounting defined in the statement had been applied.

     Advertising Expenses - Advertising expenses are expensed as incurred. Advertising expense for fiscal years 1998, 1997 and 1996 totaled $229,629, $598,500 and $331,300, respectively.

     New Accounting Pronouncements - In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which established standards for reporting and display of "Comprehensive Income" which is the total of net income and all other non-owner changes in stockholders' equity and its components. SFAS 130 is effective for fiscal years beginning after December 15, 1997 with earlier application permitted. The Company will adopt the standard in fiscal 1999 and does not expect comprehensive income it differ significantly form previously reported net income.

     In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131, which supersedes SFAS Nos. 14, 18, 24 and 30, establishes new standards for segment reporting in which reportable segments are based on the same criteria on which management disaggregates a business for making operating decisions and assessing performance. SFAS 131 is effective for fiscal years beginning after December 15, 1997 with earlier application permitted. The Company will adopt the standard in fiscal 1999 and is currently analyzing the impact this new standard will have on previously reported information.

     Reclassifications - Certain 1997 and 1996 amounts have been reclassified to conform with the current year presentation.

2.   SIGNIFICANT CUSTOMER

     The Company sells a substantial portion of its products to a major distributor in the Telephone Interface and Remote Facilities Management product areas. For the fiscal years ended June 30, 1998, 1997 and 1996, sales to this distributor aggregated to $1,228,278 (7%), $1,551,811 (12%) and $1,223,438 (11%), respectively. At the end of those years amounts due from this customer were $23,248, $77,920 and $80,983, respectively.

3.   FINANCIAL INSTRUMENTS

     The carrying values of cash and cash equivalents, the note receivable, accounts receivable and payable, the Company's line of credit and accrued liabilities all approximate fair value due to the short-term maturities of these assets and liabilities. The carrying values of virtually all long-term notes payable also approximate fair value because applicable interest rates fluctuate based on market conditions.

4.   INVENTORY

     Inventory is summarized as follows:

                                                           June 30,
                                                   ----------    ----------
                                                      1998          1997
                                                      ----          ----
     Raw materials                                 $1,014,732    $  897,481
     Work in progress                                 524,313       648,712
     Finished goods                                 1,615,938     1,122,568
                                                   ----------    ----------
        Total Inventory                            $3,154,983    $2,668,761
                                                   ==========    ==========

5.   PROPERTY AND EQUIPMENT

     Major classifications of property and equipment and estimated useful lives are as follows:

                                                                     June 30,
                                                            -------------------------
                                                               1998          1997
                                                               ----          ----
     Office furniture and equipment - 5 to 10 years........ $ 3,357,347   $ 3,174,708
     Manufacturing and test equipment - 5 to 10 years......   1,708,857     1,616,125
     Telephone bridging equipment - 10 years...............     731,750       593,070
     Vehicles - 3 to 5 years...............................      33,862        22,318
                                                            -----------   -----------
                                                              5,831,816     5,406,221
     Accumulated depreciation and amortization.............  (3,511,480)   (2,912,934)
                                      -    --               -----------   -----------
     Net property and equipment............................ $ 2,320,336   $ 2,493,287
                                                            ===========   ===========

6.   LINE OF CREDIT

     The Company maintains a revolving line of credit (no outstanding balance on $2.0 million available at June 30, 1998, and $722,997 was outstanding on $2.5 million available at June 30, 1997) with a commercial bank that expires December 24, 1998 and which the Company anticipates renewing beyond that date. Borrowings accrue interest at a rate of anywhere from three to five percent over the London Interbank Offered Rate (LIBOR). The borrowing rate was 9.15% as of June 30, 1998. The weighted average interest rate as of June 30, 1998, 1997 and 1996, respectively, was 10.8%, 11.0% and 9.8%.
     The terms of the line of credit prohibit the payment of dividends and require the Company to maintain other defined financial ratios and restrictive covenants. No compensating balance arrangements are required.

7.   LONG TERM DEBT

     Long-term debt consists of the following:

                                                                June 30,
                                                         ----------------------
                                                           1998         1997
                                                           ----         ----
     1.5% over prime note due to a financial
     institution, with monthly payments of $5,846
     through July 1999, secured generally by
     manufacturing and test equipment (on June 30,
     1998, the interest rate was 10.7%)                  $  82,809    $ 140,983

     9.25% note to a financial institution, with
     monthly payments of $8,069, through February
     2001, secured generally by equipment, furniture
     and other assets                                      220,073      292,849

     11.5% note due to a financial institution, with
     monthly payments of $14,851, through December
     2000, secured generally by furniture                  385,332      510,606
                                                         ---------    ---------
                                                           688,214      944,438
     Less current portion                                 (285,630)    (257,164)
                                                         ---------    ---------
          Total long term debt                           $ 402,584    $ 687,274
                                                         =========    =========

     Annual principal installments of long-term debt are $285,630, $263,980 and $138,604 for the years ending June 30, 1999, 2000 and 2001, respectively.

8.   LEASES

     The Company has entered into capital leases with finance companies to finance the purchase of certain furniture and equipment. Property and equipment under capital leases are as follows:

                                                                    June 30,
                                                           -------------------------
                                                              1998           1997
                                                              ----           ----
     Office furniture and equipment......................  $   890,360   $   842,238
     Manufacturing and test equipment....................      524,917       496,718
     Telephone bridging equipment........................      600,250       477,042
     Vehicles............................................       33,862        22,318
                                                           -----------    ----------
                                                             2,049,389     1,838,316
     Accumulated depreciation and amortization...........   (1,099,093)     (810,477)
                                                           -----------    ----------
     Net property and equipment under capital leases.....  $   950,296    $1,027,839
                                                           ===========    ==========

     Future minimum lease payments under capital leases and noncancelable operating leases with initial terms of one year or more are as follows:

                                                                        Capital      Operating
                                                                       ----------    ----------
     For years ending June 30:
        1999.........................................................  $  353,584    $  277,318
        2000.........................................................     361,479       267,680
        2001.........................................................     336,861       265,752
        2002.........................................................     202,014       265,752
        2003.........................................................      29,562       265,752
        Thereafter...................................................           0     1,063,008
                                                                       ----------    ----------
          Total minimum lease payments...............................   1,283,500    $2,405,262
                                                                                     ==========
     Less use taxes..................................................     (76,636)
                                                                       ----------
          Net minimum lease payments.................................   1,206,864
     Less amount representing interest...............................    (217,027)
                                                                       ----------
          Present value of net minimum lease payments................     989,837
     Less current portion............................................    (237,109)
                                                                       ----------
          Capital lease obligation...................................  $  752,728
                                                                       ==========

     Certain operating leases contain escalation clauses based on the consumer price index. Rental expense, which was composed of minimum rentals under operating lease obligations, was $265,759, $245,996 and $144,877 for the years ended June 30, 1998, 1997 and 1996, respectively. The Company's operating lease on its facility, which expires 2007, provides for renewal options extending the terms an additional ten years. Rates charged would be at prevailing market rates at the time of renewal.

9.   ROYALTY AGREEMENTS

     The Company is a general partner in two limited partnerships, Gentner Research Ltd. ("GRL") and Gentner Research II, Ltd. ("GR2L"), both related parties. GRL sold the proprietary interest in a remote control product line to the Company in exchange for royalty agreements in 1987 and 1988. Royalty expense under the agreements with GRL for the years ended June 30, 1998, 1997 and 1996, was $43,500, $45,100 and $29,400, respectively. In fiscal
     1997, GR2L sold the proprietary interest in a new Remote Facilities Management product to the Company in exchange for a royalty agreement. Royalty expense under this agreement with GR2L for the years ended June 30, 1998 and 1997 was $54,810 and $36,588, respectively. As of June 30, 1998 and 1997, GR2L owed the Company $126,505 and $139,000, respectively, which is a note receivable from the partnership to the Company. The terms of the note are such that 50% of all the royalty proceeds will be applied to the payment of the note's principle and interest first. The note is payable in full on April 30, 2001, and the interest rate on the note is equal to the Company's cost of short term funds.

10.  INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                             1998        1997
                                                             ----        ----
     Deferred tax liabilities:
        Tax over book depreciation......................   $229,000    $164,000
        Unamortized software costs......................         --       7,000
                                                           --------    --------
          Total deferred tax liabilities................    229,000     171,000

     Deferred tax assets:
        Unamortized software costs ..............      11,000            --
        Accounts receivable and other reserves ..      70,000        29,000
        Inventory reserves ......................      35,000        34,000
        Product warranty accruals ...............       8,000         8,000
        Net operating loss carryforwards ........          --       504,000
        Tax credit carryforwards ................     304,000       245,000
                                                     --------      --------
     Total deferred tax assets ..................     428,000       820,000
     Valuation allowance for deferred tax assets     (159,000)     (649,000)
                                                     --------      --------
           Net deferred tax assets ..............     269,000       171,000
                                                     --------      --------
     Net deferred taxes .........................    $ 40,000      $     --
                                                     ========      ========

     Significant components of the provision for income taxes are as follows:

                                                               Years Ended June 30,
                                                       -----------------------------------
                                                         1998          1997         1996
                                                         ----          ----         ----
     Current:
        Federal ..................................     $ 69,000      $     --     $     --
        State ....................................        6,000           900          900
        Tax benefits allocated to contributed
        capital ..................................        4,000            --       36,000
                                                       --------      --------     --------
           Total current .........................       79,000           900       36,900
     Deferred:
        Federal ..................................      (36,500)       33,000      (33,000)
        State ....................................       (3,500)        3,000       (3,000)
                                                       --------      --------     --------
           Total deferred ........................      (40,000)       36,000      (36,000)
                                                       --------      --------     --------
                                                       $ 39,000      $ 36,900     $    900
                                                       ========      ========     ========

     The provision for federal income taxes was reduced due to the use of approximately $1,300,000, $1,000,000 and $1,100,000 in net operating loss benefits in 1998, 1997 and 1996, respectively.

     The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is as follows:

                                                                       Years Ended June 30,
                                                                    ---------------------------
                                                                    1998       1997       1996
                                                                    ----       ----       ----
     Tax at federal statutory rate ...........................       34.0%     (34.0)%     34.0%
     Increase (reduction) in computed tax rate resulting from:
        State income tax, net of federal effect ..............        3.3       (3.5)       3.2
        Valuation allowance ..................................      (33.9)      45.8      (14.9)
        Federal income tax credits generated .................       (4.0)        --      (20.9)
        Statutory tax disallowance of entertainment expenses .        0.2        1.0        0.8
        Nondeductible life insurance premiums ................        0.1         --        0.3
        Utilization of capital loss carryforward .............         --         --       (2.1)
        Nondeductible intangible asset amortization and other         3.0        0.6       (0.1)
                                                                    -----      -----      -----
                                                                      2.7%       9.9%       0.3%
                                                                    =====      =====      =====

     At June 30, 1998, for income tax purposes the Company had research and development tax credit carryforwards of approximately $289,000 that expire beginning in 2004.

11.  STOCK OPTIONS

     The Company's 1990 Incentive Plan ("1990 Plan")has shares of common stock available for issuance to employees and directors. Provisions of the 1990 Plan include the granting of stock options. Stock options vest over a five year period at 10%, 15%, 20%, 25% and 30% per year over years one through five. Additionally, the plan has some performance based options that vest on net income goals for fiscal years 1998 to 2000. The Company also has a 1998 Stock Option Plan ("1998 Plan"). Provisions of the 1998 Plan include the granting of stock options. Currently the vesting schedule is performance based where options will vest based on an earnings per share goal for the next five years. Under the 1998 Plan, there are 1,700,000 shares available. The 1998 Plan expires June 10, 2008, or when all the shares available under the plan have been issued. Information for the fiscal years 1996 through 1998 with respect to the Plans is as follows:

                                                            Weighted
                                            Number of       Average
     Stock Options                           Shares      Exercise Price
                                           ----------    --------------
     Outstanding at June 30, 1995            490,000         $0.74
         Options granted                     140,000          0.84
         Options expired and canceled        (23,000)         0.82
         Options exercised                  (207,000)         0.69
                                           ---------
     Outstanding at June 30, 1996            400,000          0.80
         Options granted                     605,000          0.79
         Options expired and canceled        (55,000)         0.72
                                           ---------
     Outstanding at June 30, 1997            950,000          0.80
         Options granted                   1,193,000          2.05
         Options expired and canceled       (258,000)         0.80
         Options exercised                   (32,000)         0.74
                                           ---------

     Outstanding at June 30, 1998          1,853,000         $1.61
                                           =========

     The following table summarized information about stock options outstanding at June 30, 1998 under the Plans:

                                                 Options Outstanding           Options Exercisable
                                                 -------------------           -------------------
                                               Weighted                                      Weighted
                               Options         Average        Weighted          Options      Average
               Exercise     Outstanding at    Contractual     Average        Exercisable at  Exercise
             Price Range    June 30, 1998   Remaining Life  Exercise Price   June 30, 1998    Price
            --------------    ---------       ---------         -----           -------       -----
            $0.69 to $0.84    1,018,000       4.7 years         $0.76           580,500       $0.75
                $1.81            20,000       2.0 years         $1.81            20,000       $1.81
                $2.66           815,000       6.0 years         $2.66
                              ---------                                         -------

     Total                    1,853,000                                         600,500
                              =========                                         =======


     There were 1,085,000 options available for future grant at June 30, 1998. The following are the options exercisable at the corresponding weighted average exercise price at June 30, 1998, 1997 and 1996, respectively:
     600,500 at $0.79; 284,000 at $0.78; and 209,500 at $0.78.

     On June 30, 1993 the Company registered with the Securities and Exchange Commission all shares of common stock previously issued or issuable under the 1990 Plan.

     The Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plan. No compensation expense has been recognized for the stock option plan because the exercise price of the options equals the market price of the underlying stock on the date of the grant. If compensation expense for the Company's stock based compensation plan had been determined consistent with SFAS 123 "Accounting and Disclosure of Stock-based Compensation", the Company's net income (loss) would have been the pro forma amount indicated below:

                                             Fiscal Year   Fiscal Year
                                                1998          1997
                                                ----          ----
             Net Income (Loss)
                  As Reported                $1,404,449    $(372,898)
                      earnings per share     $     0.18    $   (0.05)
                  Pro Forma                  $1,223,317    $(460,116)
                      earnings per share     $     0.15    $   (0.06)

     The pro forma results above are not likely to be representative of the effects of applying SFAS 123 on reported net income (loss) for future years as these amounts only reflect the expense from two years.

     The weighted average fair value (as defined by SFAS 123) of each option granted in fiscal 1998, 1997 and 1996 is estimated as $1.24, $0.43 and $0.36, respectively, on the date of grant using the Black-Scholes model with the following weighted average assumptions: expected dividend yield, 0%; risk-free interest rate, 5.5% to 6.0% expected price volatility, 55.1% to 84.8%; and expected life of options, 3 to 5 years.

12.  WARRANTS

     During 1991, the Company filed a registration statement with the Securities and Exchange Commission in connection with a secondary public offering of 1,437,500 units. Each unit consisted of three shares of common stock and two redeemable common stock purchase warrants. As of June 30, 1998 there were no warrants outstanding, as all warrants expired on September 22, 1997. No warrants were exercised during fiscal 1998, 1997 or 1996.

13.  INTERNATIONAL SALES

     The Company provides products to the Telephone Interface and Remote Facilities Management markets, and products to the Teleconferencing markets. These products are all distributed from, and designed, manufactured, and serviced at the Company's facilities in Salt Lake City, Utah. The Company uses either master distributors or international dealers to facilitate its international sales. Currently, the Company's products are distributed to at least thirty-five different countries.

     The Company ships products to unaffiliated distributors in worldwide markets. In fiscal 1998, 1997 and 1996, respectively, such international sales were $2,581,700, $2,183,000 and $1,454,000 and accounted for 15%, 15%
     and 13% of total sales. During those years, the Company shipped the following amounts, respectively, to the following areas: Canada - $798,800, $724,000 and $357,900; Asia - $513,300, $451,400 and $519,000; Europe -
     $817,400, $580,600 and $361,000; Latin America - $252,100, $158,800 and
     $31,300; Other Areas - $200,100, $268,200 and $183,900.

14.  RETIREMENT SAVINGS AND PROFIT SHARING PLAN

     The Company has a 401(k) retirement savings and profit sharing plan to which it makes discretionary matching contributions, as authorized by the Board of Directors. All full-time employees who are at least 21 years of age and have a minimum of six months of service with the Company at the plan date are eligible to participate in the plan. Matching contributions, if made, are based upon amounts participating employees contribute to the plan. The Company's retirement plan contributions for the 1998, 1997 and 1996 fiscal years totaled $31,000, $0 and $16,000, respectively.

     ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None exist.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

Directors

The following individuals are currently directors of the Company:

                                                                      Director
              Name                Age    Principal Occupation          Since
              ----                ---    --------------------          -----
        Frances M. Flood           42    Chief Executive Officer       1998
                                         and President

        Edward Dallin Bagley*      60    Attorney                      1994

        Brad R. Baldwin            43    President and Chief           1988
                                         Executive Officer of Bank
                                         One, Utah

        Edward N. Bagley*          86    Vice President of Smith       1993
                                         Barney and Chairman of
                                         the Board of Mining
                                         Services International

        Dwight H. Egan             45    President and Chief           1994
                                         Executive Officer of
                                         Broadcast International,
                                         Inc.

        K. Bradford Romney         42    Assistant Business Unit       1994
                                         Manager, Small Business
                                         Networking Operation,
                                         Intel Corporation


* Edward N. Bagley and Edward Dallin Bagley are father and son, respectively.


Frances M. Flood has been a Director of the Company since June of 1998. Ms. Flood joined the Company in October 1996 as Vice-President of Sales and Marketing. She was named President in December 1997 and Chief Executive Officer in June 1998. Prior to joining the Company, Ms. Flood was Area Director of Sales and Marketing for Ernst & Young, LLP, an international accounting and consulting firm. Ms. Flood has nearly twenty-five years experience in sales, marketing, change management, international business and finance.

Edward Dallin Bagley has been a Director of the Company since April 1994. Previously, Mr. Bagley served as a Director of the Company from April 1987 to July 1991. Mr. Bagley began practicing law in 1965. During the past six years, Mr. Bagley has served as Vice President of National Financial, a computer back-up accounting firm for health clubs. Mr. Bagley is also currently a director of Tunex International, a chain of automotive engine performance and service centers. Mr. Bagley received a Juris Doctorate in 1965 from the University of Utah College of Law.

Brad R. Baldwin has been a Director of the Company since September 1988. Since October 1, 1994, Mr. Baldwin has served as President and Chief Executive Officer of Bank One, Utah, a commercial bank headquartered in Salt Lake City,

Utah. Mr. Baldwin served as Senior Vice President and General Counsel of Bank One from 1988 until his appointment as President and CEO. From 1981 to 1988, Mr. Baldwin was engaged in the general practice of law at the firm of Biele, Haslam & Hatch in Salt Lake City, Utah. Mr. Baldwin received a Juris Doctorate in 1980 from the University of Washington.

Edward N. Bagley has been a Director of the Company since January 1993. Mr. Bagley is currently Vice President of Smith Barney, with whom he has been associated since 1971. Mr. Bagley has worked in the investment industry since 1934. Mr. Bagley is also Chairman of the Board of Directors of Mining Services International, a publicly held developer of explosives technology and suppliers of chemicals to the mining industry, located in Salt Lake City, Utah. He received a bachelors degree from Utah State University in 1933.

Dwight H. Egan has been a Director of the Company since November 1994. Mr. Egan is currently the President and Chief Executive Officer of Broadcast International, Inc., a satellite communications and business information company located in Midvale, Utah. He is also currently a director of Data Broadcasting Corp., the parent of Broadcast International, Inc. Mr. Egan has served as an officer of Broadcast International since November 1985.

K. Bradford Romney has been a Director of the Company since November 1994. He currently serves as Assistant Business Unit Manager of the Small Business Networking Operation for Intel Corporation. From 1991 until its sale to Intel Corporation in October 1997, Mr. Romney served as President and Chief Executive Officer of Dayna Communications, Inc., a small business computer networking company based in Salt Lake City, Utah. Prior to that, he served as Executive Vice President of Dayna, beginning in 1986. From 1982 to 1986, Mr. Romney was Executive Vice-President of Keith Romney Associates. The former chairman of the Utah Information Technologies Association, Mr. Romney received a Juris Doctorate and a Masters of Business Administration degree from Brigham Young University in 1982.

Director Compensation and Committees

All directors serve until their successors are elected and have qualified. Each board member received options to purchase 25,000 shares of the Company's Common Stock as compensation for services rendered through June 30, 1998. Employee directors receive no additional compensation for serving on the Board.

The Board of Directors has three committees, the Executive, Audit and Compensation Committees. The Executive Committee is composed of Ms. Frances M. Flood, Mr. Brad R. Baldwin and Mr. Dwight H. Egan. The Audit Committee is currently composed of Mr. Brad R. Baldwin, Mr. Edward Dallin Bagley Edward N. Bagley, Dwight H. Egan and Mr. K. Bradford Romney. The Compensation Committee is currently composed of Mr. Brad R. Baldwin, Mr. Edward Dallin Bagley, Edward
N. Bagley, K. Bradford Romney and Mr. Dwight H. Egan. The Executive Committee exercises all the powers and authority of the Board of Directors in the management of the business and affairs of the Company except those which by statute, Articles of Incorporation or By-laws are reserved to the Board of Directors. The Audit Committee is authorized to review proposals of the Company's auditors regarding annual audits, recommend the engagement or discharge of the Company's auditors, review recommendations of such auditors concerning accounting principles and the adequacy of internal controls and accounting procedures and practices, to review the scope of the annual audit, to approve or disapprove each professional service or type of service other than standard auditing services to be provided by the auditors, and to review and discuss the audited financial statements with the auditors. The Compensation Committee makes recommendations to the Board of Directors regarding remuneration of the executive officers and directors of the Company and administers the incentive plans for directors, officers and key employees.

Meetings of the Board of Directors and Committees

The Board of Directors held eight meetings during the last fiscal year. The Executive Committee held no formal meetings during the last fiscal year. The Audit Committee held no formal meetings during the last fiscal year. The Compensation Committee held two meetings during the last fiscal year.

Executive Officers and Significant Employee

The executive officers of the Company are as follows:

        Name                 Age          Position
        ----                 ---          --------
Frances M. Flood              42          President and Chief Executive Officer
Susie S. Strohm               38          Vice President of Finance

For the biography of Ms. Flood, see "Directors."

Susie S. Strohm became Vice President of Finance in 1997. In 1996, Ms. Strohm joined the Company as its Controller. She is responsible for all the Company's accounting, financial and tax planning, financial and management reporting and SEC filings. Prior to joining the Company, Ms. Strohm was the Controller for Newspaper Agency Corporation in Salt Lake City, Utah. She graduated from the University of Utah with a Bachelor of Science degree in Accounting, and received her Masters of Business Administration degree from Westminster College.

The significant employee of the Company is:

        Name                  Age         Position
        ----                 ---          --------
Brooks Gibbs                  39          Director of Technology

Brooks Gibbs was named Director of Technologies for Gentner Communications in January of 1998. He has been with Gentner for 10 years serving in Product Management, Sales, Marketing and Customer Service areas. He is responsible for coordination of the company's strategic technical direction, product development, manufacturing and technical service and support. Prior to joining the Company Mr. Gibbs was a lead project design engineer for Centro Corporation, a systems design and integration company. Mr. Gibbs has over eighteen years of communications product development and product management experience.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of equity securities of the Company. Officers, directors and greater than 10% shareholders are required to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, persons as defined above have complied with all applicable section 16(a) requirements during the preceding fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

The following table sets forth the compensation of the Chief Executive Officer of the Company and the other most highly compensated executive officers of the Company for each of the Company's last three fiscal years whose total salary and bonus for the year ended June 30, 1998 exceeded $100,000, for services rendered in all capacities to the Company during such fiscal years.

                                     SUMMARY COMPENSATION TABLE

                                 Annual Compensation             Long Term Compensation
                                 -------------------             ----------------------
                                                                     Awards       Payouts
                                                                    -------       -------
                                                               Securities
                                                     Other      Restric-   Under-             All
                                                     Annual       ted      lying             Other
                                                     Compen-     Stock    Options   LTIP    Compen-
Name and Position     Year     Salary      Bonus     sation      Awards    /SARS   Payouts  sation(1)
-----------------     ----     ------      -----     ------      ------    -----   -------  ---------
Frances M. Flood      Fiscal
CEO & President(2)    97-98   $117,310    $16,649     None        None     None      None    None

                      Fiscal
                      96-97   $ 70,657    $ 8,903     None        None     None      None    None

Russell D. Gentner    Fiscal
Former Chairman,      97-98   $122,950    $18,711  $96,403(3)     None     None      None    None
CEO, & President
                      Fiscal
                      96-97   $162,240    $11,760     None        None     None      None    None

                      Fiscal
                      95-96   $156,756       None     None        None     None      None    $890

(1) These amounts reflect the Company's contributions to the deferred compensation plan (401(k) plan).

(2) Ms. Flood did not join the Company until fiscal 96-97.

(3) This includes a severance package.

STOCK OPTIONS/SARS

The following table sets forth the stock option and SAR grants to the named executive officers for the last fiscal year:


              OPTION/SAR GRANTS IN FISCAL YEAR ENDED JUNE 30, 1998
                               (INDIVIDUAL GRANTS)

                           Number of       Percent of
                          Securities      Total Options
                          Underlying      /SARs Granted   Exercise
                         Options/SARs     to Employees     or Base     Expiration
Name and Position         Granted (#)    in Fiscal Year  Price ($/Sh)     Date
-----------------         -----------    --------------  ------------     ----
Frances M. Flood
CEO & President            181,000             14%      $0.75 to $2.66  6/30/2004

Russell D. Gentner
Former Chairman,
CEO & President             87,000              7%           $0.75      6/30/2004

AGGREGATED STOCK OPTION/SAR EXERCISES

The following table sets forth the aggregated stock options and SARs exercised by the named executive officers in fiscal 1998 and the year-end value of unexercised options and SARs:


       AGGREGATED OPTION/SAR EXERCISES IN FISCAL YEAR ENDED JUNE 30, 1998
                      AND FISCAL YEAR-END OPTION/SAR VALUES

                                                    Number of
                                                    Securities             Value of
                                                    Underlying            Unexercised
                                                    Unexercised          In-The-Money
                                                   Options/SARs          Options/SARs
                                                   at FY-End (#)         at FY-End ($)
                         Shares
                        Acquired         Value     Exercisable/          Exercisable/
Name and Position    on Exercise(#)   Realized($)  Unexercisable         Unexercisable
-----------------    --------------   -----------  -------------         -------------
Frances M. Flood
CEO & President             0             $0      39,000/301,000       $30,000/$128,250

Russell D. Gentner
Former Chairman,
CEO, & President            0             $0            0                    $0


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding ownership of the Common Stock of the Company as of September 1, 1998 by (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding Common Stock of the Company, (ii) each director of the Company, (iii) the Chief Executive Officer and each other executive officer of the Company whose salary and bonus for the year ended June 30, 1998 exceeded $100,000, and (iv) all executive officers and directors of the Company as a group. Each person has sole investment and voting power with respect to the shares indicated, subject to community property laws where applicable, except as otherwise indicated below. The address for each beneficial owner is in care of the Company, 1825 Research Way, Salt Lake City, Utah 84119, unless otherwise indicated.

                                                  Amount of               Percentage
        Names of Beneficial Owners         Beneficial Ownership(1)        of Class(2)
        --------------------------         -----------------------        ----------
        Edward Dallin Bagley                   1,394,335(3)                  17.2%
        Watson Investment Group                  389,000(4)                   5.0%
        Edward N. Bagley                         312,333(5)                   4.0%
        Brad R. Baldwin                          130,166(6)                   1.7%
        Frances M. Flood                          78,477(7)                   1.0%
        Dwight H. Egan                            55,000(8)                   0.7%
        K. Bradford Romney, Jr                    55,000(8)                   0.7%

        Directors and Executive Officers
        as a Group (7 people)                  2,059,282(3)(5)(6)(7)(8)(9)   24.6%

(1) For each shareholder, the calculation of percentage of beneficial ownership is based on 7,750,095 shares of Common Stock outstanding as of September 1, 1998 and shares of Common Stock subject to options held by the shareholder that are currently exercisable or exercisable within 60 days of September 1, 1998.

(2) The percentage ownership for any person is calculated assuming that all the stock that could be acquired by that person within 60 days by option exercise or otherwise, is in fact outstanding and that no other stockholder has exercised a similar right to acquire additional shares.

(3) Director. Includes: 922,285 shares owned directly; 100,000 shares owned by a corporation controlled by Mr. Bagley; 50 shares owned by Mr. Bagley's wife as custodian for one of Mr. Bagley's daughters; and options to purchase 372,000 shares that are exercisable within 60 days. On September 9, 1998, Mr. Bagley exercised the options referred to in this footnote.
    Excludes: 50 shares owned by another of Mr. Bagley's daughters; and shares owned by the Bagley Family Revocable Trust, all of which Mr. Bagley disclaims beneficial ownership.

(4) Beneficial owner. Includes: shares held by an investment partnership, a non-US investment company, and several managed accounts, as to all of which Mr. Watson has sole investment authority. Mr. Watson's address is 237 Park Avenue, Suite 801, New York, NY 10017.

(5) Director. Includes: 257,333 shares owned by the Bagley Family Revocable Trust, of which Mr. Bagley is a co-trustee with his wife; and options to purchase 55,000 shares that are exercisable within 60 days. Excludes: shares held or controlled by Mr. Bagley's son (Edward Dallin Bagley) and granddaughters as described in footnote 3 above, all of which Mr. Edward N. Bagley disclaims beneficial ownership.

(6) Director. Includes: 65,166 shares owned directly; options to purchase 60,000 shares that are exercisable within 60 days; and 5,000 shares owned by Mr. Baldwin's wife.

(7) President, CEO and Director. Includes: 49,229 shares owned directly; options to purchase 29,248 shares that are exercisable within 60 days.

(8) Includes: options to acquire 55,000 shares that are exercisable within 60 days.

(9) Includes: an additional 27,251 shares owned directly by one additional officer; and options to purchase 6,720 shares that are exercisable within 60 days by that officer.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Gentner Research Ltd. ("GRL"), is a related limited partnership, formed on August 1985, in which the Company is the general partner and Russell Gentner, Edward Dallin Bagley and, among other unrelated parties, certain members of their families, are the limited partners. In 1987 and 1988, GRL sold to the Company proprietary interests in the VRC-1000 (now VRC-2000), VRC-1000 Modem (now VRC-2000) and Digital Hybrid in exchange for royalty payments. Royalty expense recognized by the Company for the years ending June 30, 1998 and 1997 was $43,500 and $45,100 respectively. The following directors and/or executive officers and members of their immediate families have purchased the following interests in GRL:

            Russell D. Gentner (Former Pres/CEO/Director).....    5.21%
            Edward Dallin Bagley (Director)...................   10.42%
            Edward N. Bagley (Director).......................    5.21%
            Hyrum S. Gentner (father of Russell Gentner)......    5.21%
            Robert O. Baldwin (father of Brad Baldwin)........   10.42%

The Company has also formed a second related limited partnership, Gentner Research II, Ltd. ("GR2L"), also in which it acts as general partner. In fiscal year 1997, GR2L sold proprietary interest in the GSC3000 to the Company in exchange for royalty payments. Royalty expense with GR2L for the years ending June 30, 1998 and 1997 was $54,810 and $36,588. The following directors and/or executive officers and members of their immediate families have purchased the following interests in GR2L:

         Brad R. Baldwin (Director)..................................   3.19%
         Robert O. Baldwin (father of Brad Baldwin)..................   9.58%
         Hyrum S. Gentner (father of Russell Gentner)................   3.19%
         Edward D. Bagley (Director).................................   6.39%
         Edward N. Bagley (Director, Father of Edward D. Bagley).....   6.39%

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B

The following exhibits are hereby incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1989. The exhibit numbers shown are those in the 1989 Form 10-K as originally filed.

EXHIBIT
NUMBER           DESCRIPTION
------           -----------
 3.1(1)(2)       Articles of Incorporation and all amendments thereto through
                 March 1, 1988. (Page 10)

10.4(1)(2)       VRC-1000 Purchase Agreement between Gentner Engineering
                 Company, Inc. (a former subsidiary of the Company which was merged into the Company) and Gentner Research Ltd., dated
                 January 1, 1987. (Page 71)


The following exhibits are hereby incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991. The exhibit numbers shown are those in the 1991 Form 10-K as originally filed.

EXHIBIT
NUMBER           DESCRIPTION
------           -----------
 3.1(1)(2)       Amendment to Articles of Incorporation, dated July 1, 1991.
                 (Page 65)

10.1(1)(2)       Internal Modem Purchase Agreement between Gentner Engineering
                 Company, Inc. and Gentner Research, Ltd., dated October 12,
                 1987. (Page 69)

10.2(1)(2)       Digital Hybrid Purchase Agreement between Gentner Engineering,
                 Inc. and Gentner Research, Ltd., dated September 8, 1988. (Page
                 74)

The following documents are hereby incorporated by reference from the Company's Form 10-KSB for the fiscal year ended June 30, 1993. The exhibit numbers shown are those in the 1993 Form 10-KSB as originally filed.

EXHIBIT
NUMBER           DESCRIPTION
------           -----------
 3(1)(2)         Bylaws, as amended on August 24, 1993.  (Page 16)


The following documents are hereby incorporated by reference from the Company's Form 10-KSB for the fiscal year ended June 30, 1996. The exhibit numbers shown are those in the 1996 Form 10-KSB as originally filed.

EXHIBIT
NUMBER           DESCRIPTION
------           -----------
10(1)(2)(3)      1990 Incentive Plan, as amended August 7, 1996 (Page 40)


The following documents are hereby incorporated by reference from the Company's Form 10-KSB for the fiscal year ended June 30, 1997. The exhibit numbers shown are those in the 1997 Form 10-KSB as originally filed.

EXHIBIT
NUMBER           DESCRIPTION
------           -----------
10.1(1)(2)       Commercial Credit and Security Agreement, and Promissory Note,
                 between Company and First Security Bank, N.A. (original
                 aggregate amount of $2,500,000) (Page 7)

10.2(1)(2)(3)    1997 Employee Stock Purchase Plan (Page 37)

10.3(1)(2)       Promissory Note in favor of Safeco Credit Company ($419,000)
                 (Page 52)

10.4(1)(2)       Commercial Credit and Security Agreement, and Promissory Note,
                 between Company and First Security Bank ($322,716.55) (Page 53)

10.5(1)(2)       Lease between Company and Valley American Investment Company
                 (Page 71)

The following documents are filed as exhibits to this Form 10-KSB.

EXHIBIT
NUMBER           DESCRIPTION
------           -----------
10.1(3)          1998 Stock Option Plan & Form of Grant

10.2             Modification Agreement dated as of December 24, 1997, between
                 First Security Bank, N.A. and the Company

23               Consent of Ernst & Young LLP, Independent Auditors

27               Financial Data Schedule


(1) Denotes exhibits specifically incorporated into this Form 10-KSB by reference to other filings pursuant to the provisions of Rule 12B-32 under the Securities Exchange Act of 1934.

(2) Denotes exhibits specifically incorporated into this Form 10-KSB by reference, pursuant to Regulation S-B, Item 10(f)(2). These documents are located under File No. 0-17219 and are located at the Securities and Exchange Commission, Public Reference Branch, 450 South 5th St., N.W., Washington, DC 20549.

(3) Identifies management or compensatory plans, contracts or arrangements.


REPORTS ON FORM 8-K

The Company filed no reports on Form 8-K during the latest fiscal quarter.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GENTNER COMMUNICATIONS CORPORATION


September 28, 1998                           By:  /s/ Frances M. Flood
                                                  -----------------------
                                                  Frances M. Flood
                                                  Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


     Signature                    Title                           Date
     ---------                    -----                           ----
/s/ Frances M. Flood      Director, President and           September 28, 1998
---------------------     Chief Executive Officer
Frances M. Flood          (Principal Executive Officer)

/s/ Susie Strohm          Vice President - Finance          September 28, 1998
---------------------     (Principal Financial and
Susie Strohm              Accounting Officer)


                                POWER OF ATTORNEY

Know all men by these presents, that each person whose signature appears below constitutes and appoints each of Frances M. Flood and Susie Strohm, jointly and severally, his true and lawful attorney in fact and agent, with full power of substitution for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this report on Form 10-KSB and to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney in fact or his substitute or substitutes may do or cause to be done by virtue hereof.

Signature                          Title                        Date
---------                          -----                        ----
/s/ Edward Dallin Bagley          Director                September 28, 1998
------------------------
Edward Dallin Bagley

/s/ Brad R. Baldwin               Director                September 28, 1998
------------------------
Brad R. Baldwin

/s/ Edward N. Bagley              Director                September 28, 1998
------------------------
Edward N. Bagley

/s/ K. Bradford Romney            Director                September 28, 1998
------------------------
K. Bradford Romney

/s/ Dwight H. Egan                Director                September 28, 1998
------------------------
Dwight H. Egan

                                  EXHIBIT INDEX


EXHIBIT
NUMBER           DESCRIPTION
------           -----------
 3.1(1)(2)       Articles of Incorporation and all amendments thereto through
                 March 1, 1988. (Page 10)

10.4(1)(2)       VRC-1000 Purchase Agreement between Gentner Engineering
                 Company, Inc. (a former subsidiary of the Company which was merged into the Company) and Gentner Research Ltd., dated
                 January 1, 1987. (Page 71)

 3.1(1)(2)       Amendment to Articles of Incorporation, dated July 1, 1991.
                 (Page 65)

10.1(1)(2)       Internal Modem Purchase Agreement between Gentner Engineering
                 Company, Inc. and Gentner Research, Ltd., dated October 12,
                 1987. (Page 69)

10.2(1)(2)       Digital Hybrid Purchase Agreement between Gentner Engineering,
                 Inc. and Gentner Research, Ltd., dated September 8, 1988. (Page
                 74)

10(1)(2)(3)      1990 Incentive Plan, as amended August 7, 1996 (Page 40)

10.1(1)(2)       Commercial Credit and Security Agreement, and Promissory Note,
                 between Company and First Security Bank, N.A. (original
                 aggregate amount of $2,500,000) (Page7)

10.2(1)(2)(3)    1997 Employee Stock Purchase Plan (Page 37)

10.3(1)(2)       Promissory Note in favor of Safeco Credit Company ($419,000)
                 (Page 52)

10.4(1)(2)       Commercial Credit and Security Agreement, and Promissory Note,
                 between Company and First Security Bank ($322,716.55) (Page 53)

10.5(1)(2)       Lease between Company and Valley American Investment Company
                 (Page 71)

10.1(3)          1998 Stock Option Plan & Form of Grant

10.2             Modification Agreement dated as of December 24, 1997, between
                 First Security Bank, N.A. and the Company

23               Consent of Ernst & Young LLP, Independent Auditors

27               Financial Data Schedule