Form 10QSB
period 1998-09-30
GENTNER COMMUNICATIONS CORP
filed 1998-11-16
CIK 840715

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB


(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from            to
                                             ----------    ----------

                         Commission file number: 0-17219

                       GENTNER COMMUNICATIONS CORPORATION
             (Exact name of registrant as specified in its charter)


                 UTAH                                       87-0398877
    -------------------------------                     -------------------
    (State or other jurisdiction of                        (IRS Employer
    incorporation or organization)                      Identification No.)


1825 RESEARCH WAY, SALT LAKE CITY, UTAH                        84119
---------------------------------------                      ---------
(Address of principal executive offices)                     (Zip Code)


       Registrant's telephone number, including area code: (801) 975-7200


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


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

        CLASS OF COMMON STOCK                        NOVEMBER 13, 1998
          $0.001 PAR VALUE                           8,122,616 SHARES

     Transitional Small Business Disclosure Format (check one)

                                 [ ] Yes [X] No

                       GENTNER COMMUNICATIONS CORPORATION

                                      INDEX


                                                                             PAGE
                                                                            NUMBER
                                                                            ------
PART I -- FINANCIAL  INFORMATION
  Item 1. Financial Statements

         Balance Sheets
           September 30, 1998 (unaudited) and June 30, 1998................... 3


         Statements of Operations
           Three Months Ended September 30, 1998 and
           1997 (unaudited)................................................... 4


         Condensed Statements of Cash Flows
           Three Months Ended September 30, 1998 and
           1997 (unaudited)................................................... 5


         Notes to Financial Statements........................................ 6


  Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................. 8



PART II -- OTHER  INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K...................................11

                       GENTNER COMMUNICATIONS CORPORATION

                                 BALANCE SHEETS

                                                                    (Unaudited)        (Audited)
                                                                    September 30,      June 30,
                                                                        1998             1998
                                                                    -------------     ----------
                          ASSETS
Current assets:
    Cash and cash equivalents ..................................      $2,059,947      $  715,325
    Accounts receivable ........................................       2,199,339       1,743,390
    Inventory ..................................................       2,523,053       3,154,983
    Deferred taxes .............................................          40,000          40,000
    Other current assets .......................................         144,467         174,667
                                                                      ----------      ----------
        Total current assets ...................................       6,966,806       5,828,365

Property and equipment, net ....................................       2,152,268       2,320,336
Related party note receivable ..................................         122,846         126,505
Other assets, net ..............................................          31,076          36,534
                                                                      ----------      ----------

        Total assets ...........................................      $9,272,996      $8,311,740
                                                                      ==========      ==========


           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable ...........................................      $  669,127      $  537,202
    Accrued compensation and other benefits ....................         562,332         486,658
    Other accrued expenses .....................................         422,187         372,823
    Current portion of long-term debt ..........................         294,274         285,630
    Current portion of capital lease obligations ...............         238,927         237,109
                                                                      ----------      ----------
        Total current liabilities ..............................       2,186,847       1,919,422

Long-term debt .................................................         325,472         402,584
Capital lease obligations ......................................         696,854         752,728
                                                                      ----------      ----------
        Total liabilities ......................................       3,209,173       3,074,734

Shareholders' equity:
    Common stock, 50,000,000 shares authorized, par value $.001,
      8,122,095 and 7,698,523 shares issued and outstanding
      at September 30, 1998 and June 30, 1998 ..................           8,122           7,699
    Additional paid-in capital .................................       4,772,004       4,454,407
    Retained earnings ..........................................       1,283,697         774,900
                                                                      ----------      ----------
        Total shareholders' equity .............................       6,063,823       5,237,006
                                                                      ----------      ----------

        Total liabilities and shareholders' equity .............      $9,272,996      $8,311,740
                                                                      ==========      ==========



                             See accompanying notes

                       GENTNER COMMUNICATIONS CORPORATION

                            STATEMENTS OF OPERATIONS


                                                         (Unaudited)
                                                     Three Months Ended
                                                        September 30,
                                              -----------------------------
                                                  1998              1997
                                              -----------       -----------
Net sales .................................   $ 5,497,943       $ 3,724,979
Cost of goods sold ........................     2,517,362         1,827,190
                                              -----------       -----------
Gross profit ..............................     2,980,581         1,897,789

Operating Expenses:
    Marketing and selling .................     1,129,179           736,780
    General and administrative ............       635,632           599,522
    Product development ...................       363,529           296,489
                                              -----------       -----------
        Total operating expense ...........     2,128,340         1,632,791

        Operating income ..................       852,241           264,998

Other income (expense):
    Interest income .......................         8,825             3,717
    Interest expense ......................       (34,460)          (64,554)
    Other, net ............................        (9,809)            4,018
                                              -----------       -----------
        Total other income (expense) ......       (35,444)          (56,819)
                                              -----------       -----------
Income before income taxes ................       816,797           208,179

Provision for income taxes ................       308,000                --
                                              -----------       -----------
        Net income ........................   $   508,797       $   208,179
                                              ===========       ===========

Basic earnings (loss) per common share ....   $      0.06       $      0.03
                                              ===========       ===========

Diluted earnings (loss) per common share...   $      0.06       $      0.03
                                              ===========       ===========




                             See accompanying notes

                       GENTNER COMMUNICATIONS CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                             (Unaudited)
                                                                         Three Months Ended
                                                                             September 30,
                                                                    -----------------------------
                                                                       1998               1997
                                                                    -----------       -----------
Cash flows from operating activities:
    Net income ..................................................   $   508,797       $   208,179
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization of property and
          equipment .............................................       216,106           159,483
        Amortization of other assets ............................         5,458            14,147
        Changes in operating assets and liabilities:
           Accounts receivable ..................................      (455,949)         (263,391)
           Inventory ............................................       631,930           (24,337)
           Other current assets .................................        30,200             4,591
           Accounts payable and other accrued expenses ..........       256,964            (5,967)
                                                                    -----------       -----------
           Net cash provided by operating activities ............     1,193,506            92,705

Cash flows from investing activities:
    Purchases of property and equipment .........................       (48,038)          (74,309)
    Repayment of note receivable ................................         3,659                --
    Increase in other assets ....................................            --            (1,061)
                                                                    -----------       -----------
           Net cash used in investing activities ................       (44,379)          (75,370)

Cash flows from financing activities:
    Proceeds from issuance of common stock ......................         1,064               811
    Exercise of employee stock options ..........................       316,955             7,719
    Net borrowings under line of credit .........................            --            44,040
    Principal payments of capital lease obligations .............       (54,056)          (65,916)
    Principal payments of long-term debt ........................       (68,468)          (60,894)
                                                                    -----------       -----------
           Net cash provided by (used in) financing activities...       195,495           (74,240)

Net increase (decrease) in cash .................................     1,344,622           (56,905)
Cash at the beginning of the year ...............................       715,325            63,992
                                                                    -----------       -----------
Cash at the end of the year .....................................   $ 2,059,947       $     7,087
                                                                    ===========       ===========
Supplemental disclosure of cash flow information:
           Property and equipment financed by capital leases ....   $        --       $    11,545
           Income taxes paid ....................................   $    53,500       $      (900)
           Interest paid ........................................   $    33,638       $   (67,947)


                             See accompanying notes

                       GENTNER COMMUNICATIONS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's 1998 Annual Report and Form 10-KSB.

     In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for the full year.

2.   EARNINGS PER COMMON SHARE

     The following table sets forth the computation of basic and diluted net income per share:

                                                                                     Three months ended
                                                                                        September 30,
                                                                                  -----------------------
                                                                                     1998         1997
                                                                                  ---------    ----------
Numerator:
    Net income.................................................................. $  508,798    $  208,179
                                                                                  =========     =========
Denominator:
    Denominator for basic net income per share -- weighted average shares.......  7,948,358     7,666,409
    Effect of dilutive securities using treasury stock method...................    174,082        97,608
                                                                                  ---------     ---------
                                                                                 $8,122,440    $7,764,017
                                                                                  =========     =========
Net income per share -- basic................................................... $     0.06    $     0.03
Net income per share - dilutive................................................. $     0.06    $     0.03


3.   COMPREHENSIVE INCOME

     As of July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive income for the three-month periods ended September 30, 1998 and 1997 was equal to net income.

4.   USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and these accompanying notes. Actual results could differ from those estimates.

5.   INVENTORY

     Inventory is summarized as follows:

                                                             (Unaudited)        (Audited)
                                                            September 30,        June 30,
                                                            -------------      -----------
                                                                1998              1998
                                                            -------------      -----------
        Raw Materials                                        $   847,147       $ 1,014,732
        Work in progress                                         403,296           524,313
        Finished Goods                                         1,272,610         1,615,938
                                                             -----------       -----------
               Total inventory                               $ 2,523,053       $ 3,154,983
                                                             ===========       ===========

6.   STOCK OPTION EXERCISE

     The following table shows the changes in stock options outstanding.

                                                                                   Weighted
                                                                       Number       Average
                                                                      of Shares  Exercise Price
                                                                      ---------  --------------
Options outstanding as of June 30, 1998.............................. 1,853,080      $1.61
Options expired & canceled...........................................    (4,500)     $0.75
Options exercised....................................................  (423,202)     $0.75
                                                                      ---------      -----
Options outstanding as of September 30, 1998......................... 1,425,378      $1.86
                                                                      =========      =====


7.   COMMITMENTS

     The Company has entered into an agreement to purchase 300 units of RSI video conference engines over the next year.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     Sales for the three months ended September 30, 1998 increased 48% compared to the same three-month period last year.

     Sales in Teleconferencing operations increased 95% comparing the first quarter of this fiscal year to the same quarter last year. This increase is due to increased sales of the Company's teleconferencing products. Teleconferencing products experienced a 96% sales growth, driven by the Audio Perfect(TM) product line. The Audio Perfect(TM) product line began shipping in April of 1998. These products use a new digital technology called Distributed Echo Cancellation(TM) and incorporate several functional devices including automatic microphone mixing, echo cancellation, audio routing, audio equalization and audio processing into a single device. Instead of just getting the revenue from the sale of an echo cancellation unit, the Company will get more of the revenue associated with a room installation as a result of the expanded applications. Continuing strong sales in teleconferencing services also contributed to Teleconferencing growth. The Company's conference calling service experienced a 90% sales growth over the same quarter last fiscal year. This increase is the result of the Company expanding its sales staff, who are aggressively marketing its conference calling service.

     Broadcast sales increased 22% in the first quarter of this fiscal year as compared to the first quarter of last fiscal year. In this market, Remote Facilities Management (formerly known as Remote Site Control) grew 46%, mainly due to increased sales of the GSC3000. The GSC3000 allows broadcasters to monitor and control many transmitter sites from one location. Sales to the television market and the introduction of the Voice Interface also contributed to the increased sales of the GSC3000. The Voice Interface allows an engineer to call the remote equipment from any telephone, check on its status, and make adjustments using only the telephone. The Telephone Interface line of products also contributed to the broadcast sales growth, primarily due to the Company's line of new telephone hybrids. Telephone hybrids are used to connect telephone line audio to professional audio equipment.

     All other sales decreased 13% in the first quarter of this fiscal year as compared to the first quarter of last fiscal year. This was caused by the drop in Assistive Listening Systems (ALS) product sales. ALS sales were higher in the first quarter of fiscal 1998 than in the first quarter of fiscal 1999 due to a large backlog of orders for ALS products, including the then new PTX portable transmitter.

     The Company's gross profit margin percentage was 54% for the first quarter of this year, compared to 51% for the same quarter last year. This increase is primarily due to a critical focus on improving manufacturing processes, aggressive vendor pricing, new products with higher gross profit margins, and a different product mix. The Company's conference calling service has a lower gross profit margin than its manufacturing operations. As conference calling becomes a higher percentage of total sales, this could negatively impact the Company's overall gross profit margin.

     Operating expenses for the quarter increased 30% when comparing the first quarters of this fiscal year and last fiscal year. The most significant portion of this increase came in Sales & Marketing expenses, which increased 53%, comparing first quarters of this year and last year.

     Sales and Marketing expenses increased 53%. This was mainly due to increased commission expense resulting from the increase in sales. This increase is also due to the hiring of additional personnel to more aggressively market the Company's products and service. An expanded co-op program for the Company's dealers also contributed to increased Sales and Marketing expenses.

     Product Development expenses increased 23% in the first quarter of this year compared to last year. The Product Development team is aggressively working on new product development, which the Company anticipates will enhance future revenue growth. Part of this product development requires hiring additional personnel and investment in technical research.

     First quarter General and Administrative expenses are up 6% compared to the same period last year. This increase is mainly due to consulting fees related to assessing internal needs for various information systems. The Company is currently evaluating its customer contact information systems. Plans are underway to implement a new contact management database in the second fiscal quarter of this fiscal year. Additionally, the Company is obtaining training to better utilize its financial information systems.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)


Results of Operations -- (continued)

     Interest expense for the quarter is down 47% compared to the same quarter last year. In the past three months, the Company has not used its line of credit. Since there was no outstanding balance, there was no interest expense associated with the line of credit. Also contributing to this decrease in interest expense was the maturing of some of the Company's leases.

     Due to tax loss carryforwards, the Company paid no income taxes in the first quarter of fiscal 1998. During the first quarter of fiscal 1999, income tax expense was calculated at a combined federal and state tax rate of about 38%, resulting in a tax expense of $308,000.

Financial Condition and Liquidity

     The Company's current ratio increased from 3.04:1 on June 30, 1998 to 3.19:1 on September 30, 1998. This increase in current ratio was caused primarily by an increase in the amount of cash on hand, offsetting the increase in accounts payable and accrued expenses. Also affecting the current ratio is the increase in the Accounts Receivable due to increased sales.

     The Company continues to experience strong operating cash flows. The reduction of inventory has been a significant factor in operating cash flows. Inventory has been reduced due to improvements made to the manufacturing process. The length of time that a job is open has been reduced from an average of 60 days to 5 to 7 days. Increasing sales and profitability have also contributed to positive operating cash flows.

     The Company has an available revolving line of credit of $2.0 million, which is secured by the Company's accounts receivable. The interest rate on the line of credit is a variable interest rate (anywhere from three to five percentage points over the London Interbank Offered Rate (LIBOR)). There was no outstanding balance on September 30, 1998. The line of credit expires in December of 1998. The Company intends to renew a line of credit.

     As sales continue to increase, the Company expects to achieve its business plan through a combination of internally generated funds and short-term or long-term borrowings, if necessary.

Forward Looking Statements and Risk Factors

     To the extent any statement presented herein deals with information that is not historical, such statement is necessarily forward looking. As such, it is subject to occurrence of many events outside of the Company's control that could cause the Company's results to differ materially from predicted results. Please see a detailed list of the risk factors that are outlined in the Company's Form 10-KSB for the fiscal year ended June 30, 1998, incorporated herein by reference.

Year 2000

     The Company is continuing to assess the impact of the Year 2000 issue* on its information technology ("IT") and non-IT systems and believes that certain software and hardware currently in use will have to be upgraded. To date, the Company has assessed approximately 100% of its existing IT systems and 80% of its existing non-IT systems. $49,860 has been incurred to upgrade existing systems so that they are Year 2000 compatible. The Company does not foresee any other expense to upgrade. To date, the Company has identified two of its systems that will have to be upgraded. One upgrade has taken place, and the other is scheduled for completion by November 30, 1998. There should be no significant interruptions to the business caused by the upgrade process. However, if these upgrades are not completed in a timely manner, the impact on the operations of the Company could be material. The Company plans to finance these upgrades with operating income.

     The Company has purchased the software and hardware to upgrade the internal phone system, including the voice mail system. The system was upgraded, and associates were trained how to use the new system by the end of October of 1998. The cost of this software and hardware was $49,860. The second system identified to date is the conference calling bridge. This system is essential to the Company's conference calling service. It is scheduled for upgrading in November of 1998. The manufacturer is furnishing the software to the Company at no cost.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

Forward Looking Statements and Risk Factors -- (continued)

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

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          Exhibits Required by Item 601 of Regulation S-B

The following exhibits are hereby incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1989. The exhibit numbers shown are those in the 1989 Form 10-K as originally filed.

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
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


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
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


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
3(1)(2)        Bylaws, as amended on August 24, 1993. (Page 16)


The following documents are hereby incorporated by reference from the Company's Form 10-KSB for the fiscal year ended June 30, 1996. The exhibit numbers shown are those in the 1996 Form 10-KSB as originally filed.

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
10(1)(2)(3)    1990 Incentive Plan, as amended August 7, 1996 (Page 40)


The following documents are hereby incorporated by reference from the Company's Form 10-KSB for the fiscal year ended June 30, 1997. The exhibit numbers shown are those in the 1997 Form 10-KSB as originally filed.

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
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

10.2(1)(2)(3)  1997 Employee Stock Purchase Plan (Page 37)

10.3(1)(2)     Promissory Note in favor of Safeco Credit Company ($419,000)
               (Page 52)

10.4(1)(2)     Commercial Credit and Security Agreement, and Promissory Note,
               between Company and First Security Bank ($322,716.55) (Page 53)

10.5(1)(2)     Lease between Company and Valley American Investment Company
               (Page 71)


The following documents are hereby incorporated by reference from the Company's Form 10-KSB for the fiscal year ended June 30, 1998. The exhibit numbers shown are those in the 1998 Form 10-KSB as originally filed.


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
10.1(3)        1998 Stock Option Plan and Form of Grant

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


     (b)  Reports on Form 8-K

The Company filed no reports on Form 8-K during the latest fiscal quarter.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        GENTNER COMMUNICATIONS CORPORATION


                                        /s/ Susie Strohm
                                        ----------------------------------------
                                        Susie Strohm
                                        Vice President, Finance


Date:  November 13, 1998