Form 10QSB
period 1998-12-31
GENTNER COMMUNICATIONS CORP
filed 1999-02-12
CIK 840715

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                         Commission file number: 0-17219

                       GENTNER COMMUNICATIONS CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                    UTAH                                          87-0398877
   (State or other jurisdiction of                              (IRS Employer
    incorporation or organization)                           Identification No.)

1825 RESEARCH WAY, SALT LAKE CITY, UTAH                              84119
(Address of principal executive offices)                           (Zip Code)


                                 (801) 975-7200
                           (Issuer's telephone number)


        -----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


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

                 CLASS OF COMMON STOCK                        FEBRUARY 9, 1999
                   $0.001 PAR VALUE                           8,122,829 SHARES

Transitional Small Business Disclosure Format (check one)

                                 [ ] Yes [X] No

                       GENTNER COMMUNICATIONS CORPORATION

                                      INDEX


                                                                                    PAGE
                                                                                   NUMBER
                                                                                   ------
       PART I - FINANCIAL  INFORMATION

         Item 1. Financial Statements

                Balance Sheets
                  December 31, 1998 (unaudited) and June 30, 1998.................... 3


                Statements of Operations
                  Three Months Ended December 31, 1998 and
                  1997 (unaudited)................................................... 4


                Statements of Operations
                  Six Months Ended December 31, 1998 and
                  1997 (unaudited)................................................... 5


                Condensed Statements of Cash Flows
                  Six Months Ended December 31, 1998 and
                  1997 (unaudited)................................................... 6


                Notes to Financial Statements........................................ 7


         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations................................. 9



       PART II - OTHER  INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K...................................12

                       GENTNER COMMUNICATIONS CORPORATION

                                 BALANCE SHEETS


                                                                                (Unaudited)   (Audited)
                                                                                December 31,   June 30,
                                                                                    1998         1998
                                                                                 ----------   ----------
                               ASSETS
Current assets:
    Cash and cash equivalents ................................................   $2,567,405   $  715,325
    Accounts receivable ......................................................    2,501,735    1,743,390
    Inventory ................................................................    2,222,175    3,154,983
    Deferred taxes ...........................................................       40,000       40,000
    Other current assets .....................................................      286,755      174,667
                                                                                 ----------   ----------
        Total current assets .................................................    7,618,070    5,828,365

Property and equipment, net ..................................................    2,226,282    2,320,336
Related party note receivable ................................................      116,228      126,505
Other assets, net ............................................................       25,618       36,534
                                                                                 ----------   ----------

        Total assets .........................................................   $9,986,198   $8,311,740
                                                                                 ==========   ==========


                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable .........................................................   $  518,250   $  537,202
    Accrued compensation and other benefits ..................................      389,153      486,658
    Accrued income tax .......................................................      568,182       45,982
    Other accrued expenses ...................................................      493,876      326,841
    Current portion of long-term debt ........................................      284,440      285,630
    Current portion of capital lease obligations .............................      244,890      237,109
                                                                                 ----------   ----------
        Total current liabilities ............................................    2,498,791    1,919,422

Long-term debt ...............................................................      265,031      402,584
Capital lease obligations ....................................................      640,378      752,728
                                                                                 ----------   ----------

        Total liabilities ....................................................    3,404,200    3,074,734

Shareholders' equity:
    Common stock, 50,000,000 shares authorized, par value $.001,
      8,122,616 and 7,698,523 shares issued and outstanding
      at December 31, 1998 and June 30, 1998 .................................        8,123        7,699
    Additional paid-in capital ...............................................    4,773,096    4,454,407
    Retained earnings ........................................................    1,800,779      774,900
                                                                                 ----------   ----------
        Total shareholders' equity ...........................................    6,581,998    5,237,006
                                                                                 ----------   ----------

        Total liabilities and shareholders' equity ...........................   $9,986,198   $8,311,740
                                                                                 ==========   ==========








                             See accompanying notes

                       GENTNER COMMUNICATIONS CORPORATION

                            STATEMENTS OF OPERATIONS


                                                           (Unaudited)
                                                        Three Months Ended
                                                           December 31,
                                                   ----------------------------
                                                      1998              1997
                                                   -----------      -----------
Net sales ....................................     $ 5,253,477      $ 4,000,813
Cost of goods sold ...........................       2,362,164        1,799,281
                                                   -----------      -----------
Gross profit .................................       2,891,313        2,201,532

Operating Expenses:
    Selling and marketing ....................       1,090,110          769,431
    General and administrative ...............         553,087          745,780
    Product development ......................         407,406          347,831
                                                   -----------      -----------
        Total operating expense ..............       2,050,603        1,863,042

        Operating income .....................         840,710          338,490

Other income (expense):
    Interest income ..........................          35,611            3,495
    Interest expense .........................         (55,830)         (59,797)
    Other, net ...............................           4,590            5,334
                                                   -----------      -----------

        Total other income (expense) .........         (15,629)         (50,968)
                                                   -----------      -----------

Income before income taxes ...................         825,081          287,522

Provision for income taxes ...................         308,000             --
                                                   -----------      -----------

        Net income ...........................     $   517,081      $   287,522
                                                   ===========      ===========


Basic earnings per common share ..............     $      0.06      $      0.04
                                                   ===========      ===========

Diluted earnings per common share ............     $      0.06      $      0.04
                                                   ===========      ===========



















                             See accompanying notes

                       GENTNER COMMUNICATIONS CORPORATION

                            STATEMENTS OF OPERATIONS


                                                           (Unaudited)
                                                        Six Months Ended
                                                           December 31,
                                                 ------------------------------
                                                     1998              1997
                                                 ------------      ------------
Net sales ..................................     $ 10,751,419      $  7,725,793
Cost of goods sold .........................        4,879,525         3,626,281
                                                 ------------      ------------
Gross profit ...............................        5,871,894         4,099,512

Operating Expenses:
    Selling and marketing ..................        2,219,290         1,506,211
    General and administrative .............        1,188,718         1,345,493
    Product development ....................          770,935           644,321
                                                 ------------      ------------
        Total operating expense ............        4,178,943         3,496,025

        Operating income ...................        1,692,951           603,487

Other income (expense):
    Interest income ........................           44,436             7,212
    Interest expense .......................          (90,290)         (124,350)
    Other, net .............................           (5,218)            9,352
                                                 ------------      ------------

        Total other income (expense) .......          (51,072)         (107,786)
                                                 ------------      ------------

Income before income taxes .................        1,641,879           495,701

Provision for income taxes .................          616,000              --
                                                 ------------      ------------

        Net income .........................     $  1,025,879      $    495,701
                                                 ============      ============


Basic earnings per common share ............     $       0.12      $       0.06
                                                 ============      ============

Diluted earnings per common share ..........     $       0.12      $       0.06
                                                 ============      ============


















                             See accompanying notes

                       GENTNER COMMUNICATIONS CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                        (Unaudited)
                                                                      Six Months Ended
                                                                        December 31,
                                                                     1998           1997
                                                                 -----------    -----------
Cash flows from operating activities:
    Net income ................................................. $ 1,025,879    $   495,701
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization of property and
          equipment ............................................     376,402        334,192
        Amortization of other assets ...........................      10,916         27,809
        Changes in operating assets and liabilities:
           Accounts receivable .................................    (758,345)       113,121
           Inventory ...........................................     932,808       (508,373)
           Other current assets ................................    (112,088)      (115,603)
           Accounts payable and other accrued expenses .........     572,778        193,821
                                                                 -----------    -----------

           Net cash provided by operating activities ...........   2,048,350        540,668

Cash flows from investing activities:
    Purchases of property and equipment ........................    (282,348)      (149,102)
    Repayment of note receivable ...............................      10,277           --
    Increase in other assets ...................................        --           (2,099)
                                                                 -----------    -----------

           Net cash used in investing activities ...............    (272,071)      (151,201)

Cash flows from financing activities:
    Proceeds from issuance of common stock .....................       2,073            811
    Exercise of employee stock options .........................     317,040          7,719
    Net repayments under line of credit ........................        --         (191,632)
    Principal payments of capital lease obligations ............    (104,569)      (133,794)
    Principal payments of long-term debt .......................    (138,743)      (124,154)
                                                                 -----------    -----------

           Net cash provided by (used in) financing activities .      75,801       (441,050)

Net increase (decrease) in cash ................................   1,852,080        (51,583)
Cash at the beginning of the year ..............................     715,325         63,992
                                                                 -----------    -----------

Cash at the end of the period .................................. $ 2,567,405    $    12,409
                                                                 ===========    ===========

Supplemental disclosure of cash outflow information:
           Income taxes paid ................................... $   (93,800)   $      (900)
           Interest paid ....................................... $   (93,018)   $  (127,654)

Supplemental disclosure of other information:
           Property and equipment financed by capital leases ... $      --      $    11,545







                             See accompanying notes

                       GENTNER COMMUNICATIONS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                   (UNAUDITED)

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

2.  EARNINGS PER COMMON SHARE

        The following tables set forth the computation of basic and diluted net income per share:

                                                                                    Three months ended
                                                                                       December 31,
                                                                                    1998         1997
                                                                                 ----------   ----------
Numerator:
    Net income .............................................................     $  517,081   $  287,522
                                                                                 ==========   ==========
Denominator:
    Denominator for basic net income per share - weighted average shares....      8,122,593    7,375,443
    Effect of dilutive securities using treasury stock method ..............        297,682      246,562
                                                                                 ----------   ----------
 ............................................................................      8,420,275    7,922,025
                                                                                 ==========   ==========
Net income per share - basic ...............................................     $     0.06   $     0.04
Net income per share - dilutive ............................................     $     0.06   $     0.04

                                                                                     Six months ended
                                                                                       December 31,
                                                                                    1998         1997
                                                                                 ----------   ----------
Numerator:
    Net income .............................................................     $1,025,879   $  495,701
                                                                                 ==========   ==========
Denominator:
    Denominator for basic net income per share - weighted average shares....      8,036,454    7,670,951
    Effect of dilutive securities using treasury stock method ..............        244,964      215,669
                                                                                 ----------   ----------
 ............................................................................      8,281,418    7,886,620
                                                                                 ==========   ==========
Net income per share - basic ...............................................     $     0.12   $     0.06
Net income per share - dilutive ............................................     $     0.12   $     0.06

3.  COMPREHENSIVE INCOME

        As of July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive income for the six-month periods ended December 31, 1998 and 1997 was equal to net income.

4.  USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and these accompanying notes. Actual results could differ from those estimates.

5.  INVENTORY

        Inventory is summarized as follows:

                                        (Unaudited)        (Audited)
                                        December 31,       June 30,
                                            1998             1998
                                         ----------       ----------
       Raw Materials ................    $  753,565       $1,014,732
       Work in progress .............       413,174          524,313
       Finished Goods ...............     1,055,436        1,615,938
                                         ----------       ----------

              Total inventory .......    $2,222,175       $3,154,983
                                         ==========       ==========


6.  STOCK OPTION EXERCISE

        The following table shows the changes in stock options outstanding.

                                                                           Weighted
                                                              Number       Average
                                                            of Shares   Exercise Price

Options outstanding as of June 30, 1998 ..............      1,853,000      $   1.61
Options expired & canceled ...........................         (4,500)     $   0.75
Options exercised ....................................       (423,202)     $   0.75
                                                           ----------      --------

Options outstanding as of September 30, 1998 .........      1,425,298      $   1.86


Options issued .......................................         55,000      $   2.88
Options expired & canceled ...........................        (92,000)     $   2.42
                                                           ----------      --------

Options outstanding as of December 31, 1998 ..........      1,388,298      $   1.86
                                                           ==========      ========


7.  COMMITMENTS


        The Company has entered into an agreement to purchase 300 units of RSI videoconference engines over the next year, at a cost of approximately $1,000,000. The Company has entered into this agreement in order to secure parts for the new video product line.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations

        Sales for the three months ended December 31, 1998 increased 31% compared to the same three-month period last year. Sales for the six months ended December 31, 1998 increased 39% compared to the same six-month period last year. In both cases, growth is primarily due to increased Teleconferencing sales.

        Sales in Teleconferencing operations increased 66% comparing the second quarter of this fiscal year to the same quarter last year. This increase is due to increased sales of the Company's teleconferencing products. Teleconferencing products experienced a 74% sales growth comparing the second quarter of this fiscal year to the same quarter last year, driven by the Audio Perfect(TM) product line. The Audio Perfect(TM) product line began shipping in April of 1998. These products use a new digital technology called Distributed Echo Cancellation(TM) and incorporate several functional devices including automatic microphone mixing, echo cancellation, audio routing, audio equalization and audio processing into a single device. Instead of just getting the revenue from the sale of an echo cancellation unit, the Company will receive more of the revenue associated with a room installation as a result of the expanded applications. Continuing strong sales in teleconferencing services also contributed to Teleconferencing growth. The Company's conference calling service experienced a 46% sales growth over the same quarter last fiscal year. This increase is the result of the Company expanding its sales staff, which is aggressively marketing its conference calling service. Sales in Teleconferencing operations increased 80% for this fiscal year to date as compared to the same period in fiscal 1998. This is also due to the strong sales of the Audio Perfect(TM) product line and the continued growth of teleconferencing services.

        Broadcast sales increased 2% in the second quarter of this fiscal year compared to the second quarter of last fiscal year. Broadcast sales increased 11% for the six months ended December 31, 1998 compared to the six months ended December 31, 1997. In this market, Remote Facilities Management (RFM, formerly known as Remote Site Control) grew 17%, comparing second quarters, and 29%, comparing year to date, mainly due to increased sales of the GSC3000 and its predecessor, the VRC-2000. The GSC3000 allows broadcasters to monitor and control many transmitter sites from one location. Sales to the television market and the introduction of the Voice Interface also contributed to the increased sales of the GSC3000. The Voice Interface allows an engineer to call the remote equipment from any telephone, check on its status, and make adjustments using only the telephone. The RFM products are also being used in applications that are not broadcast related. This means the potential uses of these products have been greatly expanded. The Telephone Interface line of products also contributed to the broadcast sales, primarily due to the Company's line of new telephone hybrids. Telephone hybrids are used to connect telephone line audio to professional audio equipment.

        Assistive Listening Systems (ALS) product sales increased 17% for the second quarter for fiscal 1999 compared to the second quarter for fiscal 1998. There has been a general increase in ALS sales, partially due to the new digital receivers. Older receivers had some problems, which are solved by the digital receivers. This product improvement has increased dealer confidence in the Company's ALS products and generated more sales. ALS sales decreased 2% for the six months ending December 31, 1998 compared to the six months ending December 31, 1997. ALS sales were higher for this period last year due to a large first quarter backlog of orders for ALS products, including the then new PTX portable transmitter.

        All other sales decreased 48% in the second quarter of this fiscal year compared to the second quarter of last fiscal year, and 24% for the six months ending December 31, 1998 compared to the same period in 1997. The Company believes that the products in this category take focus and resources away from its core business and expects to see sales of these products to continue to decline.

        The Company's gross profit margin percentage was 55% for the second quarter of this year, and 55% for the same quarter last year. The Company's gross profit margin percentage was 55% for the first six months of this year, compared to 53% for the same period last year. This increase is primarily due to product mix.

        Operating expenses for the quarter increased 10% when comparing the second quarters of this fiscal year and last fiscal year. Operating expenses for the year to date increased 20% over last year. The most significant portion of these increases came in Sales and Marketing expenses.

        Sales and Marketing expenses increased 42% for the second quarter as compared to last year. This was due to increased advertising expenses and the hiring of additional personnel to more aggressively market the Company's products and services.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


Results of Operations - (continued)

Also contributing to this increase was higher commission expense resulting from the increase in sales. Sales and Marketing expenses increased 47% for the year-to-date as compared to last year-to-date. This was also the result of the hiring of additional personnel, increased advertising expenses and increased commission expense.

        Product Development expenses increased 17% in the second quarter of this year compared to last year. Product Development expenses increased 20% for the year-to-date as compared to the same period last year. The Product Development team is aggressively working on new product development. Part of this product development requires hiring additional personnel and investing in technical research.

        Second quarter General and Administrative expenses are down 26% compared to the same period last year. Expenses were higher the second quarter of fiscal 1998 due to a severance package for the past CEO. Year-to-date expenses are down 12% as compared to the same period last year. This decrease is mainly the result of the severance package.

        Interest expense for the quarter is down 7% compared to the same quarter last year. In the past six months, the Company has not used its line of credit. Since there was no outstanding balance, there was no interest expense associated with the line of credit. Also contributing to this decrease in interest expense was the maturing of some of the Company's leases. Interest expense for the year is down 27% for the same reasons.

        Due to tax loss carryforwards, the Company paid no income taxes in the first two quarters of fiscal 1998. During the second quarter of fiscal 1999, income tax expense was calculated at a combined federal and state tax rate of about 38%. This results in a tax expense of $308,000 for the second quarter and $616,000 for the year.

Financial Condition and Liquidity

        The Company's current ratio increased from 3.04:1 on June 30, 1998 to 3.05:1 on December 31, 1998. This increase in current ratio was caused primarily by an increase in the amount of cash on hand, offsetting the increase in accrued expenses. Also affecting the current ratio is the increase in the accounts receivable due to increased sales.

        The Company continues to experience strong operating cash flows. The reduction of inventory has been a significant factor in improved operating cash flows. Inventory has been reduced due to improvements made to the manufacturing process. The length of time that a manufacturing job is open has been reduced from an average of 60 days to 5 to 7 days. Increasing sales and profitability have also contributed to positive operating cash flows. Also contributing to this are the increases in accrued tax expenses.

        The Company has an available revolving line of credit of $5.0 million, which is secured by the Company's accounts receivable and inventory. The interest rate on the line of credit is a variable interest rate (250 basis points over the London Interbank Offered Rate (LIBOR), or prime less 0.25%, whichever the Company chooses). There was no outstanding balance on December 31, 1998. The line of credit expires on December 22, 2000.

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

Year 2000

        The Company is continuing to assess the impact of the Year 2000 issue* on its information technology ("IT") and non-IT systems and believes that certain software and hardware currently in use will have to be upgraded. To date, the Company has

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

Forward Looking Statements and Risk Factors - (continued)

assessed 100% of its existing IT systems and approximately 80% of its existing non-IT systems. $49,860 has been incurred to upgrade existing systems so that they are Year 2000 compatible. Approximately another $4,000 will be needed to complete the upgrade. To date, the Company has identified two of its systems and some personal computers that will have to be upgraded. One upgrade has taken place, and the others are scheduled for completion by April 30, 1999. There should be no significant interruptions to the business caused by the upgrade process. However, if these upgrades are not completed in a timely manner, the impact on the operations of the Company could be material. The Company plans to finance any necessary upgrades with operating income.

        The Company has purchased the software and hardware to upgrade its internal phone system, including the voice mail system. The system was upgraded, and associates were trained how to use the new system by the end of October of 1998. The cost of this software and hardware was $49,860. The second system identified to date is the conference calling bridge. This system is essential to the Company's conference calling service. It is scheduled for upgrading as soon as the Company receives the software. The manufacturer is furnishing the software to the Company at no cost, and internal costs are expected to be minimal. The personal computers will be replaced by April 30, 1999, at a cost of approximately $4,000.

        The Company is in the process of determining through direct contacts whether its material vendors and suppliers, and its larger customers are Year 2000 compliant. To date, no major customer or supplier that the Company contacted has stated any Year 2000 compliance problems that would significantly impact the operations of the Company.

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

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
10.1(1)(2)(3)     1998 Stock Option Plan and Form of Grant (Page 42)

10.2(1)(2)        Modification Agreement dated as of December 24, 1997, between First Security Bank,
                  N.A. and the Company (Page 66)


The following document is filed as an exhibit to this Form 10-QSB.

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
10                Promissory Note, Loan Agreement, and Commercial Security Agreement between Company and Bank One, Utah, N.A. dated as of January 5, 1999 (original aggregate amount of
                  $5,000,000) (Page 15)

27                Financial Data Schedule (Page 36)


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

                                   SIGNATURES

        In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  GENTNER COMMUNICATIONS CORPORATION
                                  (Registrant)

Date:  February 11, 1999          /s/ Susie Strohm
                                  ----------------------------------------------
                                  Susie Strohm
                                  Vice President, Finance

                                 EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
10                Promissory Note, Loan Agreement, and Commercial Security Agreement between Company and Bank One, Utah, N.A. dated as of January 5, 1999 (original aggregate amount of
                  $5,000,000) (Page 15)

27                Financial Data Schedule (Page 36)