Form 10QSB
period 1999-03-31
GENTNER COMMUNICATIONS CORP
filed 1999-05-14
CIK 840715

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                         Commission file number: 0-17219

                       GENTNER COMMUNICATIONS CORPORATION
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

CLASS OF COMMON STOCK                                    MAY 11, 1999
  $0.001 PAR VALUE                                     8,127,191 SHARES

           Transitional Small Business Disclosure Format (check one)

                                 [ ] Yes [X] No

                       GENTNER COMMUNICATIONS CORPORATION

                                      INDEX


                                                                           PAGE
                                                                           NUMBER
                                                                           ------

PART I - FINANCIAL  INFORMATION

    Item 1. Financial Statements

             Balance Sheets
                 March 31, 1999 (unaudited) and June 30, 1998...............  3


             Statements of Operations
                 Three Months Ended March 31, 1999 and
                 1998 (unaudited)...........................................  4


             Statements of Operations
                 Nine Months Ended March 31, 1999 and
                 1998 (unaudited)...........................................  5


             Statements of Cash Flows
                 Nine Months Ended March 31, 1999 and
                 1998 (unaudited)...........................................  6


             Notes to Financial Statements..................................  7


    Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................  9



PART II - OTHER  INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K............................... 14

                       GENTNER COMMUNICATIONS CORPORATION

                                 BALANCE SHEETS


                                                                                         (Unaudited)         (Audited)
                                                                                          March 31,           June 30,
                                                                                            1999               1998
                                                                                         -----------         -----------
                         ASSETS

Current assets:
      Cash and cash equivalents......................................................    $ 2,133,318         $   715,325
      Accounts receivable............................................................      2,740,840           1,743,390
      Inventory......................................................................      2,877,107           3,154,983
      Deferred taxes.................................................................         40,000              40,000
      Other current assets...........................................................        231,162             174,667
                                                                                         -----------         -----------
           Total current assets......................................................      8,022,427           5,828,365

Property and equipment, net..........................................................      2,197,968           2,320,336
Related party note receivable........................................................        109,046             126,505
Other assets, net....................................................................         18,408              36,534
                                                                                         -----------         -----------

           Total assets..............................................................    $10,347,849         $ 8,311,740
                                                                                         ===========         ===========


             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable................................................................   $   960,706         $   537,202
      Accrued compensation and other benefits.........................................       477,213             486,658
      Accrued income tax..............................................................       314,089              45,982
      Other accrued expenses..........................................................       581,953             326,841
      Current portion of long-term debt...............................................            --             285,630
      Current portion of capital lease obligations....................................       239,022             237,109
                                                                                         -----------         -----------
           Total current liabilities..................................................     2,572,983           1,919,422

Long-term debt........................................................................            --             402,584
Capital lease obligations.............................................................       584,700             752,728
                                                                                         -----------         -----------

           Total liabilities..........................................................     3,157,683           3,074,734

Shareholders' equity:
      Common stock, 50,000,000 shares authorized,
        par value $.001, 8,126,869 and
        7,698,523 shares issued and outstanding
        at March 31, 1999 and June 30, 1998...........................................         8,123               7,699
      Additional paid-in capital......................................................     4,774,935           4,454,407
      Retained earnings...............................................................     2,407,108             774,900
                                                                                         -----------         -----------
           Total shareholders' equity.................................................     7,190,166           5,237,006
                                                                                         -----------         -----------

           Total liabilities and shareholders' equity.................................   $10,347,849         $ 8,311,740
                                                                                         ===========         ===========



                             See accompanying notes

                       GENTNER COMMUNICATIONS CORPORATION

                            STATEMENTS OF OPERATIONS


                                                          (Unaudited)
                                                       Three Months Ended
                                                           March 31,
                                                   1999                 1998
                                                -----------          -----------
Net sales....................................   $ 5,819,151          $ 4,208,908
Cost of goods sold...........................     2,437,243            2,045,970
                                                -----------          -----------
Gross profit.................................     3,381,908            2,162,938

Operating Expenses:
      Selling and marketing..................     1,290,077              846,125
      General and administrative.............       723,669              546,045
      Product development....................       375,850              352,338
                                                -----------          -----------
           Total operating expense...........     2,389,596            1,744,508

           Operating income..................       992,312              418,430

Other income (expense):
      Interest income........................        21,490                3,257
      Interest expense.......................       (37,077)             (62,757)
      Other, net.............................        (9,696)               1,529
                                                -----------          -----------

           Total other income (expense)......       (25,283)             (57,971)
                                                -----------          -----------

Income before income taxes...................       967,029              360,459

Provision for income taxes...................       360,700                   --
                                                -----------          -----------

           Net income........................   $   606,329          $   360,459
                                                ===========          ===========


Basic earnings per common share..............   $      0.07          $      0.05
                                                ===========          ===========

Diluted earnings per common share............   $      0.07          $      0.05
                                                ===========          ===========



                             See accompanying notes

                       GENTNER COMMUNICATIONS CORPORATION

                            STATEMENTS OF OPERATIONS


                                                           (Unaudited)
                                                        Nine Months Ended
                                                            March 31,
                                                ----------------------------------
                                                    1999                  1998
                                                ------------          ------------
Net sales.....................................  $ 16,570,569          $ 11,934,700
Cost of goods sold............................     7,316,768             5,672,251
                                                ------------          ------------
Gross profit..................................     9,253,801             6,262,449

Operating Expenses:
      Selling and marketing...................     3,509,366             2,352,336
      General and administrative..............     1,912,388             1,891,539
      Product development.....................     1,146,785               996,658
                                                ------------          ------------
           Total operating expense............     6,568,539             5,240,533

           Operating income...................     2,685,262             1,021,916

Other income (expense):
      Interest income.........................        65,926                10,469
      Interest expense........................      (127,367)             (187,108)
      Other, net..............................       (14,913)               10,883
                                                ------------          ------------

           Total other income (expense).......       (76,354)             (165,756)
                                                ------------          ------------

Income before income taxes....................     2,608,908               856,160

Provision for income taxes....................       976,700                    --
                                                ------------          ------------

           Net income.........................  $  1,632,208          $    856,160
                                                ============          ============


Basic earnings per common share...............  $       0.20          $       0.11
                                                ============          ============

Diluted earnings per common share.............  $       0.19          $       0.11
                                                ============          ============


                             See accompanying notes

                       GENTNER COMMUNICATIONS CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                                    (Unaudited)
                                                                                 Nine Months Ended
                                                                                     March 31,
                                                                             1999                 1998
                                                                          -----------          -----------

Cash flows from operating activities:
      Net income........................................................  $ 1,632,208          $   856,160
      Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization of property and
             equipment..................................................      535,633              504,679
           Amortization of other assets.................................       16,374               41,470
           Changes in operating assets and liabilities:
                Accounts receivable.....................................     (997,450)             (21,207)
                Inventory...............................................      277,876             (968,359)
                Other current assets....................................      (56,495)            (104,303)
                Accounts payable and other accrued expenses.............      937,278              439,177
                                                                          -----------          -----------

                Net cash provided by operating activities...............    2,345,424              747,617

Cash flows from investing activities:
      Purchases of property and equipment...............................     (413,265)            (243,730)
      Repayment of note receivable......................................       17,459                   --
      Decrease (increase) in other assets...............................        1,752              (17,987)
                                                                          -----------          -----------

                Net cash used in investing activities...................     (394,054)            (225,743)

Cash flows from financing activities:
      Proceeds from issuance of common stock............................        2,902                   --
      Exercise of employee stock options................................      318,050               25,611
      Net repayments under line of credit...............................           --             (162,655)
      Principal payments of capital lease obligations...................     (166,115)            (199,586)
      Principal payments of long-term debt..............................     (688,214)            (189,322)
                                                                          -----------          -----------

                Net cash used in financing activities...................     (533,377)            (525,962)

Net increase (decrease) in cash.........................................    1,417,993               (4,088)
Cash at the beginning of the year.......................................      715,325               63,992
                                                                          -----------          -----------

Cash at the end of the period...........................................  $ 2,133,318          $    59,904
                                                                          ===========          ===========

Supplemental disclosure of cash outflow information:
                Income taxes paid.......................................  $  (708,593)         $      (900)
                Interest paid...........................................  $  (129,857)         $  (188,755)

Supplemental disclosure of other information:
                Property and equipment financed by capital leases.......  $        --          $   212,945




                             See accompanying notes

                       GENTNER COMMUNICATIONS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

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

2.  EARNINGS PER COMMON SHARE

           The following tables set forth the computation of basic and diluted net income per share:

                                                                                        Three months ended
                                                                                             March 31,
                                                                                      1999               1998
                                                                                   ----------         ----------
Numerator:
      Net income................................................................   $  606,329         $  360,459
                                                                                   ==========         ==========

Denominator:
      Denominator for basic net income per share - weighted average shares......    8,123,953          7,678,964
      Effect of dilutive securities using treasury stock method.................      418,191            240,773
                                                                                   ----------         ----------
                                                                                    8,542,144          7,919,737
                                                                                   ==========         ==========

Net income per share - basic....................................................   $     0.07         $     0.05
Net income per share - dilutive.................................................   $     0.07         $     0.05

                                                                                       Nine months ended
                                                                                            March 31,
                                                                                      1999               1998
                                                                                   ----------         ----------
Numerator:
      Net income................................................................   $1,632,208         $  856,160
                                                                                   ==========         ==========

Denominator:
      Denominator for basic net income per share - weighted average shares......    8,064,981          7,673,652
      Effect of dilutive securities using treasury stock method.................      319,380            222,257
                                                                                   ----------         ----------
                                                                                    8,384,361          7,895,909
                                                                                   ==========         ==========

Net income per share - basic....................................................   $     0.20         $     0.11
Net income per share - dilutive.................................................   $     0.19         $     0.11

3.  COMPREHENSIVE INCOME

           As of July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive income for the nine-month periods ended March 31, 1999 and 1998 was equal to net income.

4.  USE OF ESTIMATES

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and these accompanying notes. Actual results could differ from those estimates.

5.  INVENTORY

           Inventory is summarized as follows:

                                  (Unaudited)         (Audited)
                                   March 31,           June 30,
                                     1999               1998
                                  ----------         ----------
Raw Materials...................  $1,084,965         $1,014,732
Work in progress................     537,075            524,313
Finished Goods..................   1,255,067          1,615,938
                                  ----------         ----------

          Total inventory.......  $2,877,107         $3,154,983
                                  ==========         ==========


6.  STOCK OPTION EXERCISE

           The following table shows the changes in stock options outstanding.

                                                                       Weighted
                                                      Number            Average
                                                     of Shares       Exercise Price
                                                     ---------       --------------

Options outstanding as of June 30, 1998............   1,853,000          $1.61

Options expired & canceled.........................      (4,500)         $0.75
Options exercised..................................    (423,202)         $0.75
                                                     ----------          -----

Options outstanding as of September 30, 1998.......   1,425,298          $1.86

Options issued.....................................      55,000          $2.88
Options expired & canceled.........................     (92,000)         $2.42
                                                     ----------          -----

Options outstanding as of December 31, 1998........   1,388,298          $1.86

Options expired & canceled.........................      (5,500)         $2.49
Options exercised..................................      (4,000)         $0.79
                                                     ----------          -----

Options outstanding as of March 31, 1999...........   1,378,798          $1.86
                                                     ==========          =====


7.  COMMITMENTS


           The Company has entered into an agreement to purchase 300 videoconference engines. Currently, the remaining cost of this commitment is approximately $500,000. The Company has entered into this agreement in order to secure parts for the new video product line.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations

           Sales for the three months ended March 31, 1999 increased 38% compared to the same three-month period last year. Sales for the nine months ended March 31, 1999 increased 39% compared to the same nine-month period last year. In both cases, growth is primarily due to increased Teleconferencing sales.

           Sales in Teleconferencing operations increased 78% comparing the third quarter of this fiscal year to the same quarter last year. This increase is due to increased sales of the Company's Teleconferencing products. Teleconferencing products experienced a 89% sales growth comparing the third quarter of this fiscal year to the same quarter last year, driven by the Audio Perfect(TM) product line. The Audio Perfect(TM) product line began shipping in April of 1998. These products use a new digital technology called Distributed Echo Cancellation(TM) and incorporate several functional devices including automatic microphone mixing, echo cancellation, audio routing, audio equalization and audio processing into a single device. Instead of only receiving the revenue from the sale of an echo cancellation unit, the Company will receive more of the revenue associated with a room installation as a result of the expanded applications. Continuing strong sales in Teleconferencing services also contributed to Teleconferencing growth. The Company's conference calling service experienced a 39% sales growth over the same quarter last fiscal year. Sales in Teleconferencing operations increased 79% for this fiscal year to date as compared to the same period in fiscal 1998. This is also due to the strong sales of the Audio Perfect(TM) product line and the continued growth of Teleconferencing services.

           Broadcast sales increased 12% in the third quarter of this fiscal year compared to the third quarter of last fiscal year. Broadcast sales increased 11% for the nine months ended March 31, 1999 compared to the nine months ended March 31, 1998. In this market, Remote Facilities Management (RFM, formerly known as Remote Site Control) grew 25%, comparing third quarters, and 27%, comparing year to date, mainly due to increased sales of the GSC3000 and its predecessor, the VRC-2000. The GSC3000 allows broadcasters to monitor and control many transmitter sites from one location. Sales to the television and non-broadcast markets also contributed to the increased sales of the GSC3000. The RFM products are also being used in applications that are not broadcast related. This means the potential market for these products is much larger than previously believed. The Telephone Interface line of products also contributed to the broadcast sales growth, primarily due to the Company's line of new telephone hybrids. Telephone hybrids are used to connect telephone line audio to professional audio equipment.

           All other sales decreased 25% in the third quarter of this fiscal year compared to the third quarter of last fiscal year, and 15% for the nine months ending March 31, 1999 compared to the same period in 1998. Assistive Listening System products continue to be the largest source of revenue for this group. The Company believes that most of the other products in this category take focus and resources away from its core business. These other products are not being promoted, and the Company expects their sales to continue to decline.

           The Company's gross profit margin percentage was 58% for the third quarter of this year, significantly higher than the 51% for the same quarter last year. The Company's gross profit margin percentage was 56% for the first nine months of this year, compared to 52% for the same period last year. This improved margin is due to increased efficiencies in many areas of the Company, especially the production and services labor. New products with better margins are also a contributing factor. OEM products have a lower gross profit margin. The Company anticipates that gross margins will not remain at this high level as the Company sells more OEM products from other manufacturers.

           Operating expenses for the quarter increased 37% when comparing the third quarters of this fiscal year and last fiscal year. Operating expenses for the year to date increased 25% over last year. The most significant portion of these increases came in Sales and Marketing expenses.

           Sales and Marketing expenses increased 52% for the third quarter as compared to last year. This was due to increased advertising expenses and the hiring of additional personnel to more aggressively market the Company's products and services. Also contributing to this increase was higher commission expense resulting from the increase in sales. Sales and Marketing expenses increased 49% for the year-to-date as compared to last year-to-date. This was also the result of the hiring of additional personnel, increased advertising expenses and increased commission expense.

           Product Development expenses increased 7% in the third quarter of this year compared to last year. Product Development expenses increased 15% for the year-to-date as compared to the same period last year. The Product Development team is aggressively working on new product development. Part of this product development requires hiring additional personnel and investing in technical research.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


Results of Operations - (continued)

           Third quarter General and Administrative expenses are up 33% compared to the same period last year. This is due to increased collection expense, increased personnel and equipment in the information systems department, and fees associated with the early payment of long-term debt. Year-to-date expenses are up 1% as compared to the same period last year.

           Interest expense for the quarter is down 41% compared to the same quarter last year. In the past nine months, the Company has not used its line of credit. Since there was no outstanding balance, there was no interest expense associated with the line of credit. Also contributing to this decrease in interest expense was the maturing of some of the Company's leases, and the pay off of several notes. Interest expense for the year is down 32% for the same reasons.

           Due to tax loss carryforwards, the Company paid no income taxes in the first three quarters of fiscal 1998. During the third quarter of fiscal 1999, income tax expense was calculated at a combined federal and state tax rate of approximately 37%. This results in a tax expense of $360,700 for the third quarter and $976,700 for the year.

Financial Condition and Liquidity

           The Company's current ratio increased from 3.04:1 on June 30, 1998 to 3.12:1 on March 31, 1999. This increase in current ratio was caused primarily by an increase in the amount of cash on hand and accounts receivable. Accounts receivable increased due to increased sales.

           The Company continues to experience strong operating cash flows. Increasing sales and profitability are the main reasons for positive operating cash flows. The reduction of inventory and increases in accounts payable and accrued expenses also were significant factors in improved operating cash flows. The Company did consume cash by building up the accounts receivable balance, but overall operating cash flows remain strong.

           The Company has an available revolving line of credit of $5.0 million, which is secured by the Company's accounts receivable and inventory. The interest rate on the line of credit is a variable interest rate (250 basis points over the London Interbank Offered Rate (LIBOR), or prime less 0.25%, whichever the Company chooses). There was no outstanding balance on March 31, 1999. The line of credit expires on December 22, 2000.

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

Competition - Rapid Technological Change

           The Broadcast and Teleconferencing markets are highly competitive and characterized by rapid technological change. The Company's future performance will depend in large part upon its ability to remain competitive and to develop and market new products and services in these markets. The Company competes with businesses having substantial financial, research and development, manufacturing, marketing and other resources.

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

Limited Capitalization

           As of March 31, 1999, the Company had $2,133,318 in cash and $5,449,444 in working capital. The Company may be required to seek additional financing if anticipated levels of revenue are not realized, if higher than anticipated costs are incurred in the development, manufacture or marketing of the Company's products, or if product demand exceeds expected levels. There can be no assurance that any additional financing thereby necessitated will be available on acceptable terms, or at all.

           In addition, the Company's revolving $5 million line of credit matures in December of 2000, and there can be no assurance that the Company will be able to extend the maturity date of the line of credit or obtain a replacement line of credit from another commercial institution. To the extent the line of credit is not extended or replaced and cash from operations is unavailable to pay the indebtedness then outstanding under the line of credit, the Company may be required to seek additional financing. The Company had no outstanding balance payable on the line of credit as of March 31, 1999.

Telecommunications and Information Systems (Network)

           The Company is highly reliant on its network equipment, data and software to support all functions of the Company. The Company's conference calling service relies 100% on the network for its revenues. While the Company endeavors to provide for failures in the network by providing back up systems and procedures, there is no guarantee that these back-up systems and procedures will operate satisfactorily in an emergency. Should the Company experience such a failure, it could seriously jeopardize its ability to continue operations. In particular, should the Company's conference calling service experience even a short-term interruption of its network, its ongoing customers may choose a different provider.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

Forward Looking Statements and Risk Factors - (continued)

Dependence on Supplier and Single Source of Supply

           The Company does not have written agreements with most of its suppliers. Furthermore, certain digital microprocessor chips used in connection with the Company's products can only be obtained from a single manufacturer and the Company is dependent upon the ability of this manufacturer to deliver such chips to the Company's suppliers so that they can meet the Company's delivery schedules. The Company does not have a written commitment from such suppliers to fulfill the Company's future requirements. The Company's suppliers maintain an inventory of such chips, but there can be no assurance that such chips will always be readily available, available at reasonable prices, available in sufficient quantities, or deliverable in a timely fashion. If such chips or other key components become unavailable, it is likely that the Company will experience delays, which could be significant, in production and delivery of its products unless and until the Company can otherwise procure the required component or components at competitive prices, if at all. The lack of availability of these components could have a materially adverse effect on the Company.

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

Year 2000

           The Company has assessed the impact of the Year 2000 issue* on its information technology ("IT") and non-IT systems. $53,354 has been incurred to upgrade existing systems so that they are Year 2000 compatible. To date, the Company has identified two of its systems and some personal computers that have been upgraded. There were no significant interruptions to the business caused by the upgrade process. The Company financed the upgrades with operating income.

           The Company purchased the software and hardware to upgrade its internal phone system, including the voice mail system. The system was upgraded, and associates were trained how to use the new system. The cost of this software and hardware was $49,860. Also identified as needing an upgrade is the conference calling bridge. This system is essential to the Company's conference calling service. The manufacturer furnished the software to the Company at no cost, and internal costs during the upgrade process were minimal. The personal computers were upgraded by the end of April of 1999, at a cost of approximately $3,494.

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

EXHIBIT
NUMBER     DESCRIPTION

3.1 (1),(2)  Articles of Incorporation and all amendments thereto through March 1,
           1988. (Page 10)

10.4 (1),(2) VRC-1000 Purchase Agreement between Gentner Engineering Company,
           Inc. (a former subsidiary of the Company which was merged into the Company) and Gentner Research Ltd., dated January 1, 1987. (Page 71)


The following exhibits are hereby incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991. The exhibit numbers shown are those in the 1991 Form 10-K as originally filed.

EXHIBIT
NUMBER     DESCRIPTION

3.1 (1),(2)  Amendment to Articles of Incorporation, dated July 1, 1991. (Page 65)

10.1 (1),(2) Internal Modem Purchase Agreement between Gentner Engineering
             Company, Inc. and Gentner Research, Ltd., dated October 12, 1987.
             (Page 69)

10.2 (1),(2) Digital Hybrid Purchase Agreement between Gentner Engineering, Inc.
             and Gentner Research, Ltd., dated September 8, 1988.  (Page 74)


The following documents are hereby incorporated by reference from the Company's Form 10-KSB for the fiscal year ended June 30, 1993. The exhibit numbers shown are those in the 1993 Form 10-KSB as originally filed.

EXHIBIT
NUMBER      DESCRIPTION

3 (1),(2)     Bylaws, as amended on August 24, 1993. (Page 16)


The following documents are hereby incorporated by reference from the Company's Form 10-KSB for the fiscal year ended June 30, 1996. The exhibit numbers shown are those in the 1996 Form 10-KSB as originally filed.

EXHIBIT
NUMBER      DESCRIPTION

10 (1),(2),(3)  1990 Incentive Plan, as amended August 7, 1996 (Page 40)


The following documents are hereby incorporated by reference from the Company's Form 10-KSB for the fiscal year ended June 30, 1997. The exhibit numbers shown are those in the 1997 Form 10-KSB as originally filed.

EXHIBIT
NUMBER       DESCRIPTION

10.1 (1),(2)     Commercial Credit and Security Agreement, and Promissory Note, between
                 Company and First Security Bank, N.A. (original aggregate amount of $2,500,000) (Page 7)

10.2 (1),(2),(3) 1997 Employee Stock Purchase Plan (Page 37)

10.3 (1),(2)     Promissory Note in favor of Safeco Credit Company ($419,000) (Page 52)

10.4 (1),(2)     Commercial Credit and Security Agreement, and Promissory Note, between
                 Company and First Security Bank ($322,716.55) (Page 53)

10.5 (1),(2)     Lease between Company and Valley American Investment Company (Page 71)


The following documents are hereby incorporated by reference from the Company's Form 10-KSB for the fiscal year ended June 30, 1998. The exhibit numbers shown are those in the 1998 Form 10-KSB as originally filed.

EXHIBIT
NUMBER          DESCRIPTION

10.1 (1),(2),(3)    1998 Stock Option Plan and Form of Grant (Page 42)

10.2 (1),(2)        Modification Agreement dated as of December 24, 1997, between
                    First Security Bank, N.A. and the Company (Page 66)


The following documents are hereby incorporated by reference from the Company's Form 10-QSB for the fiscal quarter ended December 31, 1998. The exhibit numbers shown are those in the Form 10-QSB as originally filed.

EXHIBIT
NUMBER       DESCRIPTION

10 Promissory Note, Loan Agreement, and Commercial Security Agreement between Company and Bank One, Utah, N.A. dated as of January 5,
             1999 (original aggregate amount of $5,000,000) (Page 15)


The following document is filed as an exhibit to this Form 10-QSB.

EXHIBIT
NUMBER       DESCRIPTION

27           Financial Data Schedule (Page 17)


1 Denotes exhibits specifically incorporated into this Form 10-QSB by reference to other filings pursuant to the provisions of Rule 12b-32 under the Securities Exchange Act of 1934.


2 Denotes exhibits specifically incorporated into this Form 10-QSB by reference, pursuant to Regulation S-B, Item 10(f)(2). These documents are located under File No. 0-17219 and are located at the Securities and Exchange Commission, Public Reference Branch, 450 South 5th St., N.W., Washington, DC 20549.


3     Identifies management or compensatory plans, contracts or arrangements.




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


                                        GENTNER COMMUNICATIONS CORPORATION
                                        (Registrant)

Date:  May 13, 1999                     /s/ Susie Strohm
                                        ----------------------------------------
                                        Susie Strohm
                                        Vice President, Finance

EXHIBIT
NUMBER         DESCRIPTION

10.1 (1),(2)       Commercial Credit and Security Agreement, and Promissory Note, between
                   Company and First Security Bank, N.A. (original aggregate amount of $2,500,000) (Page 7)

10.2 (1),(2),(3)   1997 Employee Stock Purchase Plan (Page 37)

10.3 (1),(2)       Promissory Note in favor of Safeco Credit Company ($419,000) (Page 52)

10.4 (1),(2)       Commercial Credit and Security Agreement, and Promissory Note, between
                   Company and First Security Bank ($322,716.55) (Page 53)

10.5 (1),(2)       Lease between Company and Valley American Investment Company (Page 71)

10.1 (1),(2),(3)   1998 Stock Option Plan and Form of Grant (Page 42)

10.2 (1),(2)       Modification Agreement dated as of December 24, 1997, between
                   First Security Bank, N.A. and the Company (Page 66)

10                 Promissory Note, Loan Agreement, and Commercial Security Agreement
                   between Company and Bank One, Utah, N.A. dated as of January 5,
                   1999 (original aggregate amount of $5,000,000) (Page 15)

27                 Financial Data Schedule (Page 17)


1 Denotes exhibits specifically incorporated into this Form 10-QSB by reference to other filings pursuant to the provisions of Rule 12b-32 under the Securities Exchange Act of 1934.


2 Denotes exhibits specifically incorporated into this Form 10-QSB by reference, pursuant to Regulation S-B, Item 10(f)(2). These documents are located under File No. 0-17219 and are located at the Securities and Exchange Commission, Public Reference Branch, 450 South 5th St., N.W., Washington, DC 20549.


3     Identifies management or compensatory plans, contracts or arrangements.