Form 10KSB
period 1999-06-30
GENTNER COMMUNICATIONS CORP
filed 1999-09-16
CIK 840715

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934

                     For the fiscal year ended JUNE 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission file number 0-17219

                       GENTNER COMMUNICATIONS CORPORATION
                 (Name of small business issuer in its charter)

                  UTAH                                 87-0398877
     -------------------------------                ----------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)

 1825 RESEARCH WAY, SALT LAKE CITY, UTAH                  84119
 ---------------------------------------                  -----
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

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [ ]

        The issuer's revenues for its most recent fiscal year ended June 30, 1999 were $22,990,327.

        The aggregate market value of the voting stock held by non-affiliates is approximately $39,500,000 at September 1, 1999. This value was computed at the price of $6.63 at which the stock traded on September 1, 1999 (which date is within 60 days of the filing of this Form 10-KSB).

        The number of shares outstanding of the issuer's Common Stock as of September 1, 1999 was 8,188,748.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

Gentner Communications Corporation (the "Company") was organized under the laws of the State of Utah on July 8, 1981 as Gentner Engineering Company, Inc. On March 26, 1985, Gentner Engineering Company went public by way of a reverse purchase when Insular, Inc. (incorporated in Utah on July 8, 1983), acquired Gentner Engineering and changed its name to Gentner Electronics Corporation. On July 1, 1991, Gentner Electronics Corporation changed its name to Gentner Communications Corporation to more accurately reflect the expanding nature of its business.

The Company primarily develops, markets and distributes products and services for the broadcast and conferencing markets. Until 1991, the Company's primary business was the sale of studio and transmitter related equipment to broadcast facilities. Since then, the Company has applied its core digital technology to the development of products for the conferencing and assistive listening markets. In addition, the Company offers conferencing services, including conference calling, Webconferencing, document conferencing and end-user training and education.

The Company initially began selling its products to the telephone interface portion of the broadcast market. This product line is primarily used to put callers on the air for call-in talk shows. Additionally, the Company sells remote control systems to the broadcast market that help radio and television station engineers monitor and control remote transmitter sites. During fiscal year 1999, the broadcast market accounted for 30% of the Company's total sales.

In 1991, using the technological expertise gained in the broadcast market, the Company commenced marketing products specifically developed for the conferencing market. The Company's conferencing products provide users with a natural, two-way method of conversation without the cut-offs, distortion, noise and echo associated with traditional speakerphones. Conferencing products are installed in conference rooms, courtrooms, and distance learning facilities. In fiscal 1993, the Company enhanced its telecommunication offerings with Gentner Conference Call(SM) (1-800 LETS MEET(R)), a comprehensive conference calling service. Sales of products and services to the conferencing market accounted for 61% of the Company's total sales during fiscal 1999.

The Company also has other sources of revenue that account for the remaining 9% of sales, which include assistive listening systems, product repair and various other products.

BUSINESS STRATEGY

For fiscal year 2000, the Company plans to increase its efforts in both the Conferencing and Remote Facilities Management ("RFM") segments. Each has undergone extensive research to ensure that its markets offer growth opportunities that are congruent with the Company's overall objectives.

The RFM segment is focused on increasing the Company's share of the broadcast market as well as expanding RFM product lines into complementary markets such as the communications industry and government services.

The Conferencing segment is responsible for the following areas: room system audio- and videoconferencing products, conference calling services, and educational services. Through this segment the Company intends to broaden its product and service offerings in the conferencing market by providing a greater share of technology and service solutions.

The Company's conferencing products and services help businesses facilitate group communication, avoid wasted travel time, solve problems through group input, and get faster results. Sales growth is expected to come through growth in conference calling services, new equipment introductions and enhancements, increased international distribution, and an increase in the total number of dealers/distributors.

PRODUCTS AND SERVICES

RFM Segment

Telephone Interface Products. The Company continues to market and develop new products and enhancements for its telephone interface product line. The Company has developed strong brand awareness in this market and has experienced continued sales growth. While domestic growth for telephone interface products is somewhat limited by the finite size of the market, consolidation within the industry has created new sales opportunities as companies look to upgrade and expand existing facilities. The international market is expanding and continues to offer growth opportunities.

The Company's telephone interface product line offers a full selection of products ranging from simple single-line couplers, which enable users to send and receive audio over a single telephone line, to computerized multiple-line systems used in talk-show programs. An example of the computerized multi-line system is the Company's TS612, which it began selling in fiscal 1995. Using the TS612, talk-show hosts can screen calls, bring callers on-air, conference several callers together, or monitor whether callers are on hold or talking to the show's producer. The Company believes it currently has a 60% share of the domestic telephone interface market, with potential for the largest growth in international markets.

Remote Control Products. Remote control products help broadcasters stay on the air and generate revenue while fulfilling a legal requirement for monitoring and controlling their transmitters, which often are located in remote areas such as on mountaintops. The Company's products provide monitoring of conditions at the transmitter site and enable users to make adjustments to transmitters by remote control. Components of the system offer users the option of monitoring and making such adjustments using either a desktop computer or touch-tone telephone. In fiscal 1997, the Company began shipping the GSC3000 product series. These hardware and software products are designed to augment the Company's existing transmitter site control products by enabling station managers to monitor several different sites using the same equipment.

Conferencing Segment

Room System Conferencing Products. In 1991, the Company applied the digital technology in its broadcast telephone products to develop a line of conferencing products. These products are used in such settings as conference rooms, distance learning facilities and courtrooms. Examples of current applications include executive boardrooms for Bell South Telecommunications and The Boeing Company; distance learning facilities in Indiana, Nebraska, North Carolina and Wisconsin; and the Federal Bankruptcy Courts in San Jose. The Company has become well known for these types of quality products.

Recently the Company introduced and began shipping a new line of conferencing products under the brand name of Audio Perfect(R). The Audio Perfect(R) product line currently consists of the AP800, AP400, AP10, AP Tools, AP IR Remote Control and APV200.

The AP800 and AP400 are comprehensive room audio control systems designed to excel in the most demanding acoustic environments and routing configurations. Typical applications include hotel and convention center conference rooms, courtrooms, corporate boardrooms and distance learning facilities. Both are also used for integrating audio with videoconferencing systems.

The AP800 performs the combined functions of several audio devices, including an eight-channel automatic microphone mixer, a 12 X 12 matrix mixer, an audio processor, an equalizer and an audio network controller. It also functions as an echo canceller using the Company's digital Distributed Echo Cancellation(TM) (D.E.C.)(TM) technology. Before D.E.C., only one echo canceller was used to eliminate acoustic echo during a call. With D.E.C., an echo canceller, an equalizer and an audio processor are placed on every microphone input, yielding crystal-clear audio in a greater variety of environments.

The AP10 is used with the AP800 as a telephone interface to connect audioconferencing participants via a telephone line. Each Audio Perfect(R) system can be expanded to interface with up to eight AP800's and 16 AP10's, providing a network of up to 16 phone lines, 32 line inputs, and 64 microphones, all operating as a single unit.

The AP400 combines the functions of the AP800, the AP10 and an internal power amplifier. Its four microphone inputs, compared to the AP800's eight microphone inputs, make the AP400 more practical for small to medium sized rooms.

AP Tools is PC-based software designed to enhance the Audio Perfect(R) family of products. AP Tools simplifies the set-up, configuration and operation of the Audio Perfect(R) system by employing a graphical user interface. The graphic orientation provides access to the same features available via the front panel controls of the AP800, AP400 and AP10, but does so in a manner that is more user-friendly. AP Tools can control an entire Audio Perfect(R) system using only one serial connection, and can communicate with AP units both locally and remotely via modem.

The AP IR Remote Control uses infrared transmission to operate the AP800, AP400 and AP10. Features include connect, disconnect, dial, redial, speed dial, hook flash, volume control and microphone mute.

The APV200 is a television-quality videoconferencing system that the Company purchases from RSI Systems, Inc. The APV 200 delivers television-quality video, is standards based and connects directly to any size TV, LCD projector, flat screen, PC or laptop computer. When combined with other Audio Perfect(R) products, the APV200 can support up to 64 microphones and multiple cameras, providing top-quality sound and video for any size room.

The Company believes that its Audio Perfect(R) product line provides customers with significantly better performance with less equipment and complexity. The Company also believes there is a much larger market for its new line of conferencing products, particularly when combined with the Company's conference calling service.

Conference Calling Service. In February 1993, the Company launched its conference calling service to provide customers with a complete offering of conferencing solutions. Gentner Conference Call(SM) (1-800 LETS MEET(R)) can connect many different telephone callers worldwide with superior service and excellent clarity. The Company believes opportunity exists in pursuing vertical markets for its products and services in conference rooms, distance learning facilities and courtrooms. The Company believes these vertical markets will be responsive to a higher level of quality and service, which it can provide with its premium products and services.

Other Segment

Assistive Listening Products. In March 1993, the Company began shipping its Assistive Listening System (ALS) products. These products help the Company's customers comply with the Americans with Disabilities Act (ADA) by providing amplified audio for hearing impaired people in public places such as theaters, houses of worship, schools, courtrooms, stadiums and arenas.

In February 1999, the Company introduced its Venture series of ALS products designed specifically for tour audio and language translation applications. Venture operates in the 216 MHz frequency range that has been designated by the Federal Communications Commission (FCC) for use in hearing assistance applications not specifically designed for the hearing impaired.

MARKETS

Broadcast Market

For fiscal 1999, the broadcast market, which is served by telephone interface and remote control products, generated 30% of the Company's total sales. The Company's telephone interface and remote control products are targeted and sold to radio and television stations, broadcast networks and other professional audio customers.

The Company believes that the worldwide market for its telephone interface and remote control products is approximately $30 million, and that the Company has a worldwide market share of approximately 15%. The United States is considered to be the predominant segment of the worldwide broadcast market, with over 12,000 radio and 1,200 television stations in operation.

The Company's products are sold to upgrade studios and transmitter sites. Although the size of the broadcast market is fixed, due to the limited number of frequencies that become available at any given time, a federal mandate to upgrade all television transmission to high definition ("HDTV") is driving the replacement of older transmitter towers and fostering sales of remote control products. Through product innovation and a strong sales focus, the Company believes that it will continue to experience growth in the domestic broadcast market.

The Company has also noted a recent organizational shift in the broadcast industry, as an increasing number of radio stations have come under consolidated ownership and/or management control. The Company expects this trend to continue over the next few years, and believes its remote control products are especially suited to provide sales growth during this trend as these products provide centralized monitoring and control of several remote facilities.

The Company has traditionally concentrated its efforts on selling its products in the United States. However, while the United States is considered to be the largest single broadcast market segment in the world, it is believed to represent only 20% of the total worldwide broadcast market. The international broadcast market is expanding as a result of government deregulation and privatization of stations and the increasing number of frequencies available for commercial use. In 1991, the Company began focusing efforts on expanding its international market share and has appointed dealers located in key areas around the world (see "Description of Business-Distribution"). Such international broadcast sales accounted for 13% of all sales by the Company to the broadcast market in fiscal year 1999.

Conferencing Market

The Company believes that there is significant growth potential in the U.S. conferencing market. Frost & Sullivan, an international marketing consulting company that publishes market research reports, projects the audio and document conferencing services, systems and server software market to grow from $1.09 billion in 1998 to $2.94 billion in 2005, or a compound annual growth rate of 15.2%.

This market is made up of three separate components, the audioconferencing services market, the audioconferencing systems market and the document conferencing server software market. According to Frost & Sullivan, the audioconferencing services market in 1998 was $883 million and should grow to $1,807 million by 2005, which is a compound annual growth rate of 10.8%. The audioconferencing systems market is $173 million in 1998, and with a compound annual growth rate of 22.7%, should grow to $724 million by 2005.

Frost & Sullivan projects the videoconferencing systems market to grow from $811 million in 1998 to $2.8 billion in 2005, or at a compound annual growth rate of 19.4%.

Products and services sold by all companies to the conferencing market include terminal equipment, telephone bridge equipment, and conference calling and transmission services. The Company's primary focus is in the terminal equipment and conference calling service categories.

The Company believes that the conferencing market provides significant sales growth potential for the future, and plans to continue providing solutions to businesses and other end users through the sale of conferencing equipment and services.

Other Markets

In addition to broadcast and conferencing markets, the Company's products are sold into other markets, primarily the professional audio market. The professional audio market includes sound contractors who install audio and other equipment in churches, schools, auditoriums and other large facilities. The Company sells its products into this market generally through the same manufacturers' representatives and dealers that represent the Company in the conferencing market. The products sold to this market are primarily the telephone interface products, conferencing products and ALS products.

During fiscal 1999, the RFM segment expanded its distribution into a market outside of broadcast through its contract with Crown International to supply remote control equipment to the National Weather Service.

MARKETING AND SALES

Sales efforts for the Company's telephone interface and remote control products focus on the domestic and international sale of these products through a worldwide network of dealers. Such efforts have included a combination of product catalogs, trade shows, telemarketing, direct mail, trade advertising, fax on demand, an Internet Web-page, and direct selling. The Company will continue to support dealers with product information, brochures and data sheets, and has been increasing its activities aimed at garnering the attention of end users. The Company will continue to sponsor sales promotions to encourage dealers to feature the Company's products, and will also focus more on end-user interaction efforts. The Company will also continue to exhibit its products at high-profile industry trade shows to ensure that its products remain highly visible to dealers and broadcasters.

Conferencing systems sales efforts are primarily aimed at audio/visual equipment dealers and consultants. These companies, in turn, provide audio solutions to end users in applications such as audio and video corporate boardroom systems, distance learning facilities, and court rooms. The Company reaches these end users through a sales representative and dealer network that regularly interacts with potential end users in the target market. The Company actively participates alongside this network at communication forums, trade shows and industry promotions. The Company intends to reinforce those efforts and increase sales by remaining involved in the distribution network and offering dealer training.

The Company relies on a direct sales force and outside representative network to sell its conference calling and Webcasting services. The Company believes that it has the potential to cross-sell its products and services by partnering with key dealers. The Company also believes that its advantage is that it can provide higher quality products and services as a package for organizations that require premium, mission critical solutions for their conferencing needs.

Due to the large size of the conferencing market and its potential for intense competition, the marketing of conferencing products and services will continue to require substantial marketing resources and research and development efforts. To this end, the Company will continue to seek highly trained and experienced personnel. Additionally, the Company has aggressively focused on research and development to create an expanded and, what the Company believes to be, a technologically superior line of products. The Company's strategy continues to be to sell its conferencing products through national and international dealers who focus on integrating conferencing facilities for organizations.

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

In case of a defective product, the customer typically returns it to the Company's facility in Salt Lake City, Utah. The Company's service personnel then replace or repair the defective item and ship it back to the customer. Generally, all servicing is done at the Company's plant, and the Company charges its customers a fee for those service items that are not covered by warranty. The Company also sells extended warranties for its Audio Perfect products, which enables customers to get a replacement unit within 24 hours.

DISTRIBUTION

RFM Segment

Telephone Interface and Remote Control Products. The Company's telephone interface and remote control products are generally sold in the United States through non-exclusive, independent broadcast equipment dealers. End users generally place orders with a dealer by calling a toll free number. The market is highly competitive, and it is not unusual for a customer to call several dealers to get the best possible price. Once a customer orders equipment, a dealer orders the product from the Company to be shipped directly to the customer or, in some instances, ships the product to the customer from the dealer's inventory.

The Company has several dealers that are also manufacturers of communications systems and equipment. The largest of these is the Company's predominant dealer in the broadcast market and is believed by the Company to be the dominant supplier of equipment for radio stations in the United States. Sales to this dealer represent a significant portion of Company sales, accounting for approximately 6% of the Company's total sales in fiscal 1999, and 7% and 12% during fiscal 1998 and fiscal 1997 respectively. The Company believes the relationship with this dealer is strong and mutually beneficial. However, if this dealer were lost, the Company believes it could sell its products to end-customers either directly or through other dealers.

With respect to international telephone interface and remote control sales, the Company has established, and continues to establish, international relationships with dealers for its broadcast products in Africa, Asia, Australia, Europe, North America, and South America.

Conferencing Segment

Conferencing Products. The Company sells its conferencing systems and components through independent audio/visual equipment dealers and consultants. The Company also uses a national network of independent sales representatives. Currently, 95% of the Company's conferencing system sales are in the United States. The Company's primary strategy for foreign expansion is to establish dealers and master distributors in markets where it believes there is a growing need for products and services of the type offered by the Company.

The Company distributes products to the professional audio market via this same network of sales representatives and to independent sound contractors.

With respect to international conferencing sales, the Company has established, and continues to establish, international relationships with dealers for its conferencing products in Africa, Asia, Australia, Europe, North America, and South America.

Conferencing Services. The Company primarily sells its conference calling service through telemarketing directly to end users, and continues to expand its activities and the number of employees in this area. The Company utilizes this sales force in selling certain conferencing products directly to end users. The Company also sells services through its product dealers and independent representatives and provides wholesale conference calling services to several long distance companies.

Other Segment

ALS Products. The Company sells its ALS products to the professional audio market via the same network of sales representatives and independent sound contractors that sell the Company's conferencing products.

COMPETITION

The principal competitive factors in the Company's markets include innovative product design, product quality, established customer relationships, name recognition, distribution and price.

The Company believes that its ability to successfully compete in the conferencing market is essential to the Company's growth and development. There are other companies with substantial financial, technical, manufacturing and marketing resources currently engaged in the development and marketing of similar products and services. Some of these companies have launched products competitive with those being developed and manufactured by the Company. However, the Company has used its core digital technology to produce what it believes to be superior conferencing systems and equipment. The Company believes it is the only provider of both high-end conferencing products and conference calling services, and feels it can uniquely position itself in the rapidly expanding conferencing market.

In the broadcast market, the Company has several competitors in each of its product lines. There is not, however, any single competitor who directly competes with the Company in all such product lines. Although some of the Company's competitors are smaller in terms of annual revenues and capitalization, such competitors usually focus on a single product line. They can therefore devote their resources to products that are directly competitive with, and which may adversely impact sales of, the Company's products. However, the Company's name is well known with respect to its products. This advantage, coupled with the Company's size, will likely enable it to preserve and increase its market share.

RESEARCH AND PRODUCT DEVELOPMENT

The Company is highly committed to research and development. The Company views its investment in research and development as a key ingredient to long-term business success. The Company expended $1,494,952, $1,142,605 and $1,046,757 on research and development in the fiscal years ended June 30, 1999, 1998 and 1997, respectively.

The Company is continually developing new products and services. Current research and development efforts are focused on the conferencing system products, broadcast telephone interface products and enhancements to the remote control product family. The Company also invests resources in refining existing products. Moreover, the Company continues to allocate resources to obtain and maintain product regulatory compliance, both domestically and internationally.

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

The Company currently holds federal registered servicemarks for 1-800 LETS MEET(R) and WE PUT THE WORLD ON SPEAKING TERMS(R), and federal registered trademarks for GENTNER(R), "GENTNER(R)" (as both the name and logo), and AUDIO PERFECT(R). In addition to these registered servicemarks and trademarks, the Company has federal applications pending for the following trademarks:
DISTRIBUTED ECHO CANCELLATION(TM), and DISTRIBUTED ECHO CANCELLATION (D.E.C.)(TM). In addition, the Company has federal applications pending for the following servicemarks: COMMUNICATION AUDIT PROCESSSM, GENTNER CONFERENCE CALLSM, GENTNER COURT CONFERENCESM, and PERFECT COMMUNICATION THROUGH TECHNOLOGY, SERVICE AND EDUCATIONSM.

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

The Company generally purchases its assembly components from distributors, but also buys a limited amount directly from local fabricators. Its principal suppliers are Avnet, Arrow/Bell, Standard Supply Company, Precise Metal Products Company, Precision

Technology, and RSI Systems.

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

The Company's videoconferencing products are manufactured by RSI Systems, Inc. in Minneapolis, Minnesota and shipped to the Company's facility to complete the packaging before shipping to its customers.

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

Telecommunications and Information Systems

The Company has become heavily reliant on its telecommunications and information systems (network) in order to conduct its day-to-day operations. Failure of the network for an extended amount of time could be detrimental to the Company's ongoing business (see "Factors that May Affect Future Results"). As such, the Company is establishing and will continue to develop an infrastructure that can support and enhance growth, reduce down time and improve operational efficiencies. Network features aimed at these objectives include pre-wiring of the Company's building for ease of changes and new installations; several different back-up power sources to guard against power failure; redundant equipment and circuit cards for some equipment; alarm systems and monitoring equipment; and a temperature controlled network room. In addition, the Company backs up its electronic data daily and stores the backup information off-site in case of catastrophic failure.

Especially noteworthy is that as conference calling revenues grow, the network structure must expand at the same rate. The Company has a fully scalable network sufficient to accommodate future growth.

EMPLOYEES

As of June 30, 1999, the Company had 156 employees, 154 of which were employed on a full-time basis. None of the Company's employees are subject to a collective bargaining agreement.

ITEM 2. PROPERTIES

All of the Company's operations, including its executive offices, conference call service, product sales, research and development, and manufacturing, are conducted in a 40,000 square-foot facility located south of Salt Lake City. This facility is a modern building leased by the Company. The base monthly rent for this facility currently is approximately $23,700. The facility is in good condition and the Company believes the facility will be reasonably adequate to meet its immediate needs. Monthly rents will increase over the next eight years at rates approximating the consumer price index.

This facility will allow the Company to grow steadily during this time, as the landlord has granted certain expansion options to the Company with respect to adjacent building space.

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of the Company during the quarter ended June 30, 1999.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the NASDAQ Small-Cap Stock Market under the symbol "GTNR." The following table sets forth quotations for the common stock for the last two fiscal years.

                 1999                                    High      Low
                 ----                                    ----      ---
                 First Quarter                        $  3.00  $  1.81
                 Second Quarter                          4.31     1.44
                 Third Quarter                           4.34     3.00
                 Fourth Quarter                          5.75     2.88

                 1998
                 ----
                 First Quarter                        $  1.13  $  0.75
                 Second Quarter                          1.63     0.88
                 Third Quarter                           1.50     0.91
                 Fourth Quarter                          2.78     1.25

The above inter-dealer quotations were obtained from the National Association of Securities Dealers (NASD), do not reflect markups, markdowns, or commissions, and may not represent actual transactions.

As of September 1, 1999, there were approximately 4,000 holders of common stock of the Company.

The Company does not pay a cash dividend and does not anticipate doing so in the foreseeable future. Currently, the Company's line of credit prohibits the payment of dividends. The Company intends to retain earnings for future capital requirements, growth and product development.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this report are forward looking statements. This includes the discussion regarding the Company's beliefs, plans, objectives, expectations, and intentions about the Company's ability to obtain more of the revenue associated with room installations, the Company's belief that it will improve its development cycle, and the Company's anticipation that it can achieve its business plan through a combination of internally generated funds and short-term and/or long-term borrowing. While the Company believes that such statements are accurate, the Company's business is dependent upon general economic conditions, particularly those that affect the demand for its products, including increased competition, and future trends and results which cannot be predicted with certainty. The Company's actual results could differ materially from those discussed in such forward looking statements. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report. Factors that could cause or contribute to such differences include those discussed below in the section entitled "Factors that may Affect Future Results."

RESULTS OF OPERATIONS

Year Ended June 30, 1999 Compared to Year Ended June 30, 1998.

Sales for the year ended June 30, 1999 ("fiscal 1999") increased 33% compared to the prior fiscal year ended June 30, 1998. This increase is mainly due to the strong growth of sales in the conferencing market, but growth in revenues from the broadcast market also contributed to the increase.

Revenues from the conferencing market increased 61% during fiscal 1999 as compared to fiscal 1998. Product sales increased 66% mainly due to the success of the Audio Perfect(R) ("AP") product line. The AP product line began shipping in April of 1998. These products use a digital technology called Distributed Echo Cancellation ("D.E.C.")(TM) and incorporate several functional devices including automatic microphone mixing, echo cancellation, audio routing, audio equalization and audio processing into a single device. The AP product line integrates a number of audio components into one-box conferencing solutions for corporate boardrooms, public meeting rooms, distance learning applications, and other similar applications where audio is essential. The Company's conference calling service, 1-800 LETS MEET(R), experienced sales growth of 46% for fiscal 1999 as compared to fiscal 1998. The Company attributes this growth in sales to an increased customer base as well as the overall market growth over the last year. This service is being marketed not only to corporate clients, but also to long distance telephone service providers for resale.

Sales in the broadcast market grew 10% in fiscal 1999 compared to the previous fiscal year. In this market, remote control grew 29%, mainly due to large sales of the GSC3000. The GSC3000 allows broadcasters to monitor and control many transmitter sites from one location. Sales to the television market and the introduction of the Voice Interface also contributed to the increased sales of the GSC3000. The Voice Interface allows an engineer to call the remote equipment from any telephone, check on its status, and make adjustment using only the telephone. Sales to telephone interface customers increased less than 1%.

During fiscal 1999, sales of products that are not in either the broadcast or conferencing markets ("Other Products") decreased 11%. Within Other Products, sales of Assistive Listening Systems ("ALS") increased 3%. With the exception of ALS, the Company is not promoting Other Products, and those sales are expected to continue to decline.

The Company's gross profit margin increased to 57% in fiscal 1999. It was 52% in fiscal 1998. This increase is primarily due to increased efficiencies in the manufacturing process, new products with higher gross profit margins, a different product mix and aggressive vendor pricing.

The Company's operating expenses increased 23% when comparing fiscal 1999 to fiscal 1998. Most of the increase in operating expenses came in the sales and marketing area.

Product development expenses also increased.

Sales and marketing expenses for fiscal 1999 increased 35% from fiscal 1998. A major expense increase in this area came from commissions and salaries, which was a direct correlation to increased sales. The Company also had an increase in direct advertising expense and advertising expense shared with dealers.

Product development costs increased 31% in fiscal 1999 as compared to fiscal 1998. This was mainly due to increased personnel and development costs of the videoconferencing products. The Company increased R&D personnel so that each engineer can specialize in a specific product area. The Company believes it will continue to improve the development cycle by having specialized engineers.

General and administrative expenses increased 3% in fiscal 1999 as compared to the previous fiscal year. Although there were increased expenses in the IS department due to added personnel, these expenses were offset by decreases in other general and administrative expenses related to the severance package in fiscal 1998.

Interest expense decreased 38% when comparing fiscal 1999 to fiscal 1998 due to payment in full of all long-term debt and not using the line of credit in fiscal 1999.

Year Ended June 30, 1998 Compared to Year Ended June 30, 1997.

Sales for the year ended June 30, 1998 ("fiscal 1998") increased 29% compared to the prior fiscal year ended June 30, 1997. This increase is mainly due to the strong growth of sales in the conferencing market, but growth in revenues from the broadcast market also contributed to the increase.

Revenues from the conferencing market increased 67% during fiscal 1998 as compared to fiscal 1997. Product sales increased 55% mainly due to the introduction of the Audio Perfect(R) product line and an increase in the sales of GT724 audioconferencing systems. The Company's conference calling service, 1-800 LETS MEET(R), experienced sales growth of 117% for fiscal 1998 as compared to fiscal 1997. This growth is a result of the Company expanding its sales staff, who are aggressively marketing its conference calling service. This service is being marketed not only to corporate clients, but also to long distance telephone service providers for resale.

Sales in the broadcast market grew 7% in fiscal 1998 compared to the previous fiscal year. In this market, remote control grew significantly (36%), mainly due to large sales of the GSC3000. Sales to the television market and the introduction of the Voice Interface also contributed to the increased sales of the GSC3000. Sales to telephone interface customers dropped slightly (4%). Even though domestic sales of telephone interface products dropped, international sales are showing strong growth with a 51% increase in fiscal 1998 sales compared to fiscal 1997.

During fiscal 1998, sales of products that are not in either the broadcast or conferencing markets ("Other Products") changed less than 1%. Within Other Products, sales of Assistive Listening Systems ("ALS") increased 23%. Non-ALS Other Products sales declined, and are expected to continue to decline.

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

General and administrative expenses increased 23% in fiscal 1998 as compared to the previous fiscal year. The one-time expense of the severance package of the Company's former CEO contributed to the increase. Facility expenses also increased as a result of moving into a larger facility in November of 1996.

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

FINANCIAL CONDITION AND LIQUIDITY

The Company's financial condition grew stronger in fiscal year 1999. The Company's current ratio was 3.7:1 at the end of fiscal 1999 as compared to 3.0:1 at the end of fiscal 1998. Inventories decreased 9% and accounts receivable increased 29% during fiscal 1999 as a result of higher sales. The inventory decrease is attributable to improved manufacturing processes. Cash on hand increased due to strong positive cash flows from operations. During fiscal 1999 the Company retired all outstanding notes. These changes all contribute to the financial strength of the Company.

The Company has an available revolving line of credit of $5.0 million, which is secured by the Company's accounts receivable and inventory. The interest rate on the line of credit is a variable interest rate (250 basis points over the London Interbank Offered Rate (LIBOR) or prime less 0.25%, whichever the Company chooses). There was no outstanding balance on June 30, 1999. The line of credit expires on December 22, 2000.

As described in the notes to the financial statements, the Company has certain commitments relating to capital expenditures. These commitments are in the form of obligations classified as long-term debt and capital leases for fiscal 1999 and as capital leases for fiscal 2000. Both are related to the financing of furniture and equipment. Together, the current obligation on these commitments was $623,812 in fiscal 1999 and will be $296,449 in fiscal 2000. The Company also has a commitment with a supplier as described in Note 14 in the financial statements. The commitment with this supplier was $640,000 in fiscal 1999 and for fiscal 2000 will be $252,000.

The Company continued to experience positive cash flows in fiscal 1999. Increasing sales and profitability are the main reasons for positive operating cash flows. The reduction of inventory and increases in accounts payable and accrued expenses also were significant factors in improved operating cash flows. The Company did consume cash by building up the accounts receivable balance, but overall operating cash flows remain strong. As sales continue to increase, the Company anticipates that it can achieve its business plan through a combination of internally generated funds and short-term and/or long-term borrowing, if necessary.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Competition - Rapid Technological Change

The broadcast, conferencing and other product markets are highly competitive and characterized by rapid technological change. The Company's future performance will depend in large part upon its ability to remain competitive and to develop and market new products and services in these markets. The Company competes with businesses having substantial financial, research and development, manufacturing, marketing and other resources.

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

Limited Capitalization

As of June 30, 1999, the Company had $3,922,183 in cash and $6,787,087 in working capital. The Company may be required to seek additional financing if anticipated levels of revenue are not realized, if higher than anticipated costs are incurred in the development, manufacture or marketing of the Company's products, or if product demand exceeds expected levels. There can be no assurance that any additional financing thereby necessitated will be available on acceptable terms, or at all.

In addition, the Company's revolving $5 million line of credit matures in December of 2000 and there can be no assurance that the Company will be able to extend the maturity date of the line of credit or obtain a replacement line of credit from another commercial institution. The Company had no outstanding balance payable on the line of credit as of June 30, 1999. To the extent the line of credit is not extended or replaced and cash from operations is unavailable to pay the indebtedness then outstanding under the line of credit, the Company may be required to seek additional financing.

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

Dependence Upon Key Employees

The Company is substantially dependent upon certain of its employees, including Frances M. Flood, a Director, President and Chief Executive Officer and a stockholder of the Company. The loss of Ms. Flood by the Company could have a material adverse effect on the Company. The Company currently has in place a key person life insurance policy on the life of Ms. Flood in the amount of $3,000,000.

Dependence on Supplier and Single Source of Supply

The Company has a written agreement with only one of its suppliers. Furthermore, certain digital microprocessor chips used in connection with the Company's products can only be obtained from a single manufacturer and the Company is dependent upon the ability of this manufacturer to deliver such chips to the Company's suppliers so that they can meet the Company's delivery schedules. The Company does not have a written commitment from such suppliers to fulfill the Company's future requirements. The Company's suppliers maintain an inventory of such chips, but there can be no assurance that such chips will always be readily available, available at reasonable prices, available in sufficient quantities, or deliverable in a timely fashion. If such chips or other key components become unavailable, it is likely that the Company will experience delays, which could be significant, in production and delivery of its products unless and until the Company can otherwise procure the required component or components at competitive prices, if at all. The lack of availability of these components could have a materially adverse effect on the Company.

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

Government Funding and Regulation

In the conferencing market, the Company is dependent on government funding to place its distance learning sales and courtroom equipment sales. In the event government funding was stopped, these sales would be negatively impacted. Additionally, many of the Company's products are subject to governmental regulations. New regulations could significantly impact sales.

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

Potential Dilutive Effect of Outstanding Options and Possible Negative Effect of Future Financing

The Company has outstanding options issued under the Company's 1990 Incentive Plan and the 1998 Stock Option Plan, which includes options to purchase up to 1,900,000 shares of Common Stock granted or available for grant. Holders of these options are given an opportunity to profit from a rise in the market price of the Company's Common Stock with a resulting dilution in the interests of the other stockholders. The holders of the options may exercise them at a time when the Company might be able to obtain additional capital through a new offering of securities on terms more favorable than those provided therein.

Possible Control by Officers and Directors

The officers and directors of the Company together had beneficial ownership of approximately 27.2% of the Common Stock (including options that are currently exercisable or exercisable within sixty (60) days) of the Company as of September 1, 1999. This significant holding in the aggregate place the officers and directors in a position, when acting together, to effectively control the Company (see "Security Ownership of Certain Beneficial Owners and Management").

Collectability of Outstanding Receivables

The Company grants credit without requiring collateral to substantially all of its customers. Although the possibility of a large percentage of customers defaulting exists, the Company considers this scenario to be highly unlikely. The current default rate is less than 0.2%.

Year 2000

The Company has assessed the impact of the Year 2000 issue* on its information technology ("IT") and non-IT systems. $53,400 has been incurred to upgrade existing systems so that they are Year 2000 compatible. To date, the Company has identified two of its systems and some personal computers that have been upgraded. There were no significant interruptions to the business caused by the upgrade process. The Company financed the upgrades with operating income.

The Company purchased the software and hardware to upgrade its internal phone system, including the voice mail system. The system was upgraded, and associates were trained how to use the new system. The cost of this software and hardware was $49,900. The Company also upgraded its conference calling bridge. This system is essential to the Company's conference calling service. The manufacturer furnished the software to the Company at no cost, and internal costs during the upgrade process were minimal. The personal computers were upgraded by the end of April of 1999, at a cost of approximately $3,500.

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

The Company has developed contingency plans for dealing with Year 2000 issues, including the worst case scenario just described. Those plans are in place.

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

* The "Year 2000 Issue" has arisen because many computer programs were written using only the last two digits to refer to a year (i.e. "98" for 1998). Therefore, these computer programs may not properly recognize the year 2000. If not corrected, many computer applications could fail or create erroneous results.

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

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which established standards for reporting and display of "Comprehensive Income" which is the total of net income and all other non-owner changes in stockholders' equity and its components. SFAS 130 is effective for fiscal years beginning after December 15, 1997 with earlier application permitted. The Company adopted the standard in fiscal 1999. The Company's comprehensive income does not differ from previously reported net income as the Company presently has no additional items of comprehensive income.

In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131, which supersedes SFAS Nos. 14, 18, 24 and 30, establishes new standards for segment reporting in which reportable segments are based on the same criteria on which management disaggregates a business for making operating decisions and assessing performance. SFAS 131 is effective for fiscal years beginning after December 15, 1997 with earlier application permitted. The Company adopted the standard in fiscal 1999 and has analyzed the impact of this standard on previously reported information. See Note 15 in the financial statements for additional segment information.

ITEM 7. FINANCIAL STATEMENTS

                          Index to Financial Statements

Report of Independent Auditors

Balance Sheets for June 30, 1999 and 1998.

Statements of Operations for fiscal years ended June 30, 1999, 1998, and 1997.

Statements of Cash Flows for fiscal years ended June 30, 1999, 1998, and 1997.

Statements of Shareholders' Equity for fiscal years ended June 30, 1999, 1998, and 1997.

Notes to Financial Statements

                         Report of Independent Auditors

The Board of Directors and Shareholders

GENTNER COMMUNICATIONS CORPORATION

We have audited the accompanying balance sheets of Gentner Communications Corporation as of June 30, 1999 and 1998, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gentner Communications Corporation at June 30, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.

/s/ Ernst & Young, L.L.P.

Salt Lake City, Utah
July 30, 1999

                       GENTNER COMMUNICATIONS CORPORATION

                                 BALANCE SHEETS

                                                                         June 30,
                                                               ------------------------------
                                                                   1999              1998
                                                               -----------        -----------
                                            ASSETS
Current assets:
    Cash and cash equivalents ..............................   $ 3,922,183        $   715,325
    Accounts receivable, less allowances
        of $241,000 in 1999, and $246,000 in 1998 ..........     2,242,294          1,743,390
    Inventory ..............................................     2,858,835          3,154,983
    Deferred taxes .........................................       115,000             40,000
    Other current assets ...................................       143,441            174,667
                                                               -----------        -----------
        Total current assets ...............................     9,281,753          5,828,365

Property and equipment, net ................................     2,125,959          2,320,336
Related party note receivable ..............................        98,633            126,505
Other assets, net ..........................................        13,069             36,534
                                                               -----------        -----------
        Total assets .......................................   $11,519,414        $ 8,311,740
                                                               ===========        ===========

                             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable .......................................   $   725,193        $   537,202
    Accrued compensation and other benefits ................       762,345            486,658
    Other accrued expenses .................................       791,274            372,823
    Current portion of long-term debt ......................            --            285,630
    Current portion of capital lease obligations ...........       215,854            237,109
                                                               -----------        -----------
        Total current liabilities ..........................     2,494,666          1,919,422

Long-term debt .............................................            --            402,584
Capital lease obligations ..................................       455,389            752,728
Deferred tax liability .....................................       217,000                 --
                                                               -----------        -----------
        Total liabilities ..................................     3,167,055          3,074,734

Shareholders' equity:
    Common stock, 50,000,000 shares authorized,
      par value $.001, 8,129,691 and
      7,698,523 shares issued and outstanding
      at June 30, 1999 and 1998, respectively ..............         8,130              7,699
    Additional paid-in capital .............................     5,024,858          4,454,407
    Retained earnings ......................................     3,319,371            774,900
                                                               -----------        -----------
        Total shareholders' equity .........................     8,352,359          5,237,006
                                                               -----------        -----------
        Total liabilities and shareholders' equity .........   $11,519,414        $ 8,311,740
                                                               ===========        ===========



                             See accompanying notes

                       GENTNER COMMUNICATIONS CORPORATION

                            STATEMENTS OF OPERATIONS

                                                                Years ended June 30,
                                                ------------------------------------------------------
                                                    1999                 1998                 1997
                                                ------------         ------------         ------------
Net sales ...................................   $ 22,990,327         $ 17,267,886         $ 13,371,851
Cost of goods sold ..........................      9,877,687            8,347,300            6,874,590
                                                ------------         ------------         ------------
    Gross profit ............................     13,112,640            8,920,586            6,497,261

Operating expenses:
    Marketing and selling ...................      4,929,740            3,649,876            3,572,882
    General and administrative ..............      2,544,664            2,470,949            2,006,998
    Research and product development ........      1,494,952            1,142,605            1,046,757
        Total operating expenses ............      8,969,356            7,263,430            6,626,637
                                                ------------         ------------         ------------
        Operating income (loss) .............      4,143,284            1,657,156             (129,376)
                                                ------------         ------------         ------------

Other income (expense):
    Interest income .........................         91,411               13,475                7,836
    Interest expense ........................       (148,253)            (240,371)            (196,176)
    Other, net ..............................        (21,271)              13,189              (18,282)
                                                ------------         ------------         ------------
        Total other income (expense) ........        (78,113)            (213,707)            (206,622)
                                                ------------         ------------         ------------

Income (loss) before income taxes ...........      4,065,171            1,443,449             (335,998)

Provision for income taxes ..................      1,520,700               39,000               36,900
                                                ------------         ------------         ------------

        Net income (loss) ...................   $  2,544,471         $  1,404,449         $   (372,898)
                                                ============         ============         ============

Basic earnings (loss) per common share ......   $       0.31         $       0.18         $      (0.05)
                                                ============         ============         ============

Diluted earnings (loss) per common share ....   $       0.30         $       0.18         $      (0.05)
                                                ============         ============         ============



                             See accompanying notes

                       GENTNER COMMUNICATIONS CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                                         Years ended June 30,
                                                                        ---------------------------------------------------
                                                                            1999                1998                1997
                                                                        -----------         -----------         -----------
Cash flows from operating activities:
   Net income (loss) ................................................   $ 2,544,471         $ 1,404,449         $  (372,898)
   Adjustments to reconcile net income
     (loss) to net cash provided by
     operating activities:
      Depreciation and amortization of
        property and equipment ......................................       660,828             678,501             621,024
      Amortization of other assets ..................................        27,495              41,383              52,654
      Deferred income tax ...........................................       142,000             (40,000)                 --
      (Gain) loss on investments ....................................        (5,783)             (1,785)             21,378
      Other                                                                      --                  --              36,000
      Changes in operating assets and liabilities:
         Accounts receivable ........................................      (498,904)            (61,136)           (125,818)
         Inventory ..................................................       296,148            (486,222)            561,004
         Other current assets .......................................        31,226             (38,490)            (24,434)
         Accounts payable and other accrued expenses ................       882,129             569,165              29,621
                                                                        -----------         -----------         -----------
           Net cash provided by operating activities ................     4,079,610           2,065,865             798,531

Cash flows from investing activities:
   Purchases of property and equipment ..............................      (466,451)           (313,050)           (623,949)
   Issuance of note receivable ......................................            --                  --            (147,327)
   Repayment of note receivable .....................................        27,872              12,495               8,327
   Decrease (increase) in other assets ..............................         1,753              76,251            (108,541)
                                                                        -----------         -----------         -----------
           Net cash used in investing activities ....................      (436,826)           (224,304)           (871,490)

Cash flows from financing activities:
   Proceeds from issuance of common stock ...........................         3,912               3,366                 736
   Exercise of warrants and employee stock options ..................       327,970              27,595                  --
   Stock option transactions ........................................       239,000                  --                  --
   Net repayments under line of credit ..............................            --            (722,997)           (193,044)
   Proceeds from issuance of long-term debt .........................            --                  --             566,906
   Principal payments of capital lease obligations ..................      (318,594)           (241,968)           (238,378)
   Principal payments of long-term debt .............................      (688,214)           (256,224)           (213,032)
                                                                        -----------         -----------         -----------
           Net cash used in financing activities ....................      (435,926)         (1,190,228)            (76,812)
                                                                        -----------         -----------         -----------

Net increase (decrease) in cash .....................................     3,206,858             651,333            (149,771)
Cash at the beginning of the year ...................................       715,325              63,992             213,763
                                                                        -----------         -----------         -----------
Cash at the end of the year .........................................   $ 3,922,183         $   715,325         $    63,992
                                                                        ===========         ===========         ===========

Supplemental disclosure of cash flow information:
   Property and equipment financed by capital leases ................   $        --         $   192,500         $   975,732
   Income taxes paid ................................................   $  (956,827)        $   (28,000)        $   (12,800)
   Interest paid ....................................................   $  (150,072)        $  (241,371)        $  (193,500)



                             See accompanying notes

                       GENTNER COMMUNICATIONS CORPORATION

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                  Retained
                                                       Common Stock             Additional        Earnings           Total
                                              ----------------------------        Paid-In       (Accumulated      Shareholders'
                                                 Shares          Amount           Capital          Deficit)          Equity
                                              -----------      -----------      -----------     ------------      -------------
Balances at June 30, 1996 .................     7,662,375      $     7,662      $ 4,422,747      $  (256,651)      $ 4,173,758

    Issuance of common stock ..............         1,030                1              735               --               736

    Net loss ..............................            --               --               --         (372,898)         (372,898)
                                              -----------      -----------      -----------      -----------       -----------

Balances at June 30, 1997 .................     7,663,405            7,663        4,423,482         (629,549)        3,801,596

    Exercise of employee stock options ....        32,000               32           27,563               --            27,595

    Issuance of common stock ..............         3,118                4            3,362               --             3,366

    Net income ............................            --               --               --        1,404,449         1,404,449
                                              -----------      -----------      -----------      -----------       -----------

Balances at June 30, 1998 .................     7,698,523            7,699        4,454,407          774,900         5,237,006

    Exercise of employee stock options ....       429,702              430          327,540               --           327,970

    Issuance of common stock ..............         1,466                1            3,911               --             3,912

    Tax benefits allocated to
      contributed capital .................            --               --          239,000               --           239,000

    Net income ............................            --               --               --        2,544,471         2,544,471
                                              -----------      -----------      -----------      -----------       -----------

Balances at June 30, 1999 .................     8,129,691      $     8,130      $ 5,024,858      $ 3,319,371       $ 8,352,359
                                              ===========      ===========      ===========      ===========       ===========



                             See accompanying notes

                       GENTNER COMMUNICATIONS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

1.      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        ORGANIZATION

        Gentner Communications Corporation (the "Company"), designs and manufactures high-technology electronic equipment for the conferencing and broadcast markets and provides conference calling services. The Company provides products and services domestically and internationally. The Company grants credit without requiring collateral to most of its customers within these markets.

        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

        Inventory - Inventories are stated at the lower of cost (first-in, first-out) or market.

        Revenue Recognition - Revenue from product sales is recognized at the time product is shipped. Revenue from service sales is recognized at the time the service is rendered. The Company records reserves for sales returns and uncollectible accounts.

        Property and Equipment - Property and equipment are stated at cost. Depreciation and amortization are provided over the estimated useful lives of the respective assets using the straight-line method. In fiscal 1997, the Company adopted the provisions of Statement of Financial Accounting Standards (FAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" without a significant impact to operating results, financial position or cash flow.

        Other Assets - Other assets consist principally of deposits, capitalized software costs, purchased technology and certain other intangible assets. The Company amortizes software costs, purchased technology and intangible assets on a straight-line basis over periods ranging from three to ten years. Accumulated amortization was $237,121 and $209,626 at June 30, 1999 and 1998, respectively. The Company performs an evaluation of these amounts on a periodic basis to determine that the recorded costs are not in excess of their net realizable value.

        Earnings (Loss) Per Common Share - In 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share." SFAS 128 replaced the calculation of primary and fully diluted earnings
        (loss) per share with basic and diluted earnings (loss) per share. Unlike primary earnings (loss) per share, basic earnings (loss) per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings (loss) per share is very similar to the previously reported fully diluted earnings (loss) per share. All earnings (loss) per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS 128 requirements.

        The following table sets forth the computation of basic and diluted net income (loss) per share:

                                                                                    June 30
                                                                -------------------------------------------------
                                                                    1999               1998               1997
                                                                -----------        -----------        -----------
        Numerator:
            Net income (loss)                                   $ 2,544,471        $ 1,404,449        $  (372,898)
                                                                ===========        ===========        ===========

        Denominator for basic net income (loss) per
          share - weighted average shares:                        8,080,536          7,679,985          7,662,494

        Dilutive common stock equivalents using treasury
          stock method:                                             388,348            280,267            630,532
                                                                -----------        -----------        -----------
                                                                  8,468,884          7,960,252          8,293,026
                                                                ===========        ===========        ===========

        Basic net income (loss) per share                       $      0.31        $      0.18        $     (0.05)
                                                                ===========        ===========        ===========
        Diluted net income (loss) per share                     $      0.30        $      0.18        $     (0.05)
                                                                ===========        ===========        ===========

        Options to purchase 45,000 and 20,000 shares of common stock were outstanding as of June 30, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share as the effect would be antidilutive.

        Research and Product Development Costs - Research and product development costs are expensed as incurred.

        Software Development Costs - The Company has capitalized a portion of its software development costs in the past. Both capitalized software development costs and purchased software costs are amortized on a straight-line basis over the estimated useful life of three years or the ratio of current revenue to the total current and anticipated future revenue, whichever provides for greater amortization. Amortization generally commences when shipments of the related products begin. Amortization expense recorded during the respective years ended June 30, 1999, 1998 and 1997 was $0, $18,608 and $31,900. Unamortized costs are stated at the lower of cost or net realizable value and are included in other assets net of accumulated amortization of $95,700 in 1999, $95,700 in 1998 and $77,100 in 1997.

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

        Stock-Based Compensation - The Company adopted SFAS 123 "Accounting for Stock-Based Compensation," effective July 1, 1996. SFAS 123 defines a fair value-based method of accounting for and measuring compensation expense related to stock-based compensation plans and encourages adoption of the new standard. However, the statement allows entities to continue to measure compensation expense for stock-based plans using the intrinsic value-based method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Company has elected to continue to account for stock-based compensation plans using the provisions of APB Opinion No. 25. Pro forma footnote disclosure of net income has been made as if the fair value based method of accounting defined in the statement had been applied.

        Advertising Expenses - Advertising expenses are expensed as incurred. Advertising expense for fiscal years 1999, 1998 and 1997 totaled $475,800, $229,600 and $598,500, respectively.

        New Accounting Pronouncements - In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which established standards for reporting and display of "Comprehensive Income" which is the total of net income and all other non-owner changes in stockholders' equity and its components. SFAS 130 is effective for fiscal years beginning after December 15, 1997 with earlier application permitted. The Company adopted the standard in fiscal 1999. For the years ended June 30, 1999, 1998 and 1997, comprehensive income is equivalent to net income.

        In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131, which supersedes SFAS Nos. 14, 18, 24 and 30, establishes new standards for segment reporting in which reportable segments are based on the same criteria on which management disaggregates a business for making operating decisions and assessing performance. SFAS 131 is effective for fiscal years beginning after December 15, 1997 with earlier application permitted. The Company adopted the standard in fiscal 1999 and has analyzed the impact of this standard on previously reported information. Segment information is presented in Note 15.

2.      SIGNIFICANT CUSTOMER

        The Company sells a substantial portion of its products to a major distributor in the telephone interface and remote control product areas. For the fiscal years ended June 30, 1999, 1998 and 1997, sales to this distributor aggregated to $1,484,439 (6%), $1,228,278 (7%) and
        $1,551,811 (12%), respectively. At the end of those years, amounts due from this customer were $31,909, $23,248 and $77,920, respectively.

3.      FINANCIAL INSTRUMENTS

        The carrying values of cash and cash equivalents, the note receivable, accounts receivable and payable, the Company's line of credit and accrued liabilities all approximate fair value due to the short-term maturities of these assets and liabilities. The carrying values of virtually all long-term notes payable and capital leases also approximate fair value because applicable interest rates either fluctuate based on market conditions or approximate the Company's current borrowing rate.

4.      INVENTORY

        Inventory is summarized as follows:

                                                     June 30,
                                            ----------------------------
                                               1999              1998
                                            ----------        ----------
        Raw materials                       $1,055,615        $1,014,732
        Work in progress                       347,898           524,313
        Finished goods                       1,455,322         1,615,938
                                            ----------        ----------
           Total inventory                  $2,858,835        $3,154,983
                                            ==========        ==========

5.      PROPERTY AND EQUIPMENT

        Major classifications of property and equipment and estimated useful lives are as follows:

                                                                           June 30,
                                                                -------------------------------
                                                                    1999                1998
                                                                -----------         -----------
        Office furniture and equipment - 5 to 10 years .....    $ 3,867,759         $ 3,357,347
        Manufacturing and test equipment - 5 to 10 years ...      1,647,823           1,708,857
        Telephone bridging equipment - 10 years ............        547,965             731,750
        Vehicles - 3 to 5 years ............................         22,318              33,862
                                                                -----------         -----------
                                                                  6,085,864           5,831,816
        Accumulated depreciation and amortization ..........     (3,959,905)         (3,511,480)
                                                                -----------         -----------
           Net property and equipment ......................    $ 2,125,959         $ 2,320,336
                                                                ===========         ===========

6.      LINE OF CREDIT

        The Company maintains a revolving line of credit (no outstanding balance on $5.0 million available at June 30, 1999, and no outstanding balance on $2.0 million available at June 30, 1998) with a commercial bank that expires December 22, 2000 and which the Company anticipates renewing beyond that date. The interest rate on the line of credit is a variable interest rate (250 basis points over the London Interbank Offered Rate (LIBOR) or prime less 0.25%, whichever the Company chooses). The borrowing rate was 7.56% as of June 30, 1999. The weighted average interest rate for the years ended June 30, 1999, 1998 and 1997, respectively, was 8.1%, 10.8% and 11.0%. The terms of the line of credit prohibit the payment of dividends and require the Company to maintain other defined financial ratios and restrictive covenants. No compensating balance arrangements are required.

7.      LONG-TERM DEBT

        Long-term debt consists of the following:

                                                                      June 30,
                                                               -----------------------
                                                                1999           1998
                                                               ------        ---------
        1.5% over prime (at June 30, 1998, the interest
        rate was 10.7%) note due to a financial
        institution, with monthly payments of
        $5,846, secured generally by manufacturing
        and test equipment (paid in February 1999)             $   --        $  82,809

        9.25% note to a financial institution, with
        monthly payments of $8,069, secured generally
        by equipment, furniture and other assets
        (paid in February 1999)                                    --          220,073

        11.5% note due to a financial institution,
        with monthly payments of $14,851, secured
        generally by furniture (paid in February 1999)             --          385,332
                                                               ------        ---------
                                                                   --          688,214
        Less current portion                                       --         (285,630)
                                                               ------        ---------
           Total long-term debt                                $   --        $ 402,584
                                                               ======        =========

8.      LEASES

        The Company has entered into capital leases with finance companies to finance the purchase of certain furniture and equipment. Property and equipment under capital leases are as follows:

                                                                             June 30,
                                                                  -------------------------------
                                                                      1999                1998
                                                                  -----------         -----------
        Office furniture and equipment .........................  $   781,289         $   890,360
        Manufacturing and test equipment .......................      439,111             524,917
        Telephone bridging equipment ...........................      418,593             600,250
        Vehicles ...............................................       22,318              33,862
                                                                  -----------         -----------
                                                                    1,661,311           2,049,389
        Accumulated depreciation and amortization ..............   (1,394,843)         (1,099,093)
                                                                  -----------         -----------
           Net property and equipment under capital leases .....  $   266,468         $   950,296
                                                                  ===========         ===========

        Future minimum lease payments under capital leases and noncancelable operating leases with initial terms of one year or more are as follows:

                                                                   Capital          Operating
                                                                 ----------         ----------
        For years ending June 30:
           2000 ...............................................  $  296,449         $  582,957
           2001 ...............................................     306,192            595,278
           2002 ...............................................     201,446            577,302
           2003 ...............................................      29,325            455,541
           2004 ...............................................          --            355,225
           Thereafter .........................................          --          1,056,450
                                                                 ----------         ----------
              Total minimum lease payments ....................     833,412         $3,622,753
                                                                 ----------         ==========
        Less use taxes ........................................     (49,762)
              Net minimum lease payments ......................     783,650
        Less amount representing interest .....................    (112,407)

                                                                 ----------
              Present value of net minimum lease payments .....     671,243
        Less current portion ..................................    (215,854)
              Capital lease obligation ........................  $  455,389
                                                                 ----------

        Certain operating leases contain escalation clauses based on the consumer price index. Rental expense, which was composed of minimum rentals under operating lease obligations, was $511,836, $362,888 and $245,996 for the years ended June 30, 1999, 1998 and 1997, respectively. The Company's operating lease on its facility, which expires 2007, provides for renewal options extending the terms an additional ten years. Rates charged would be at prevailing market rates at the time of renewal.

9.      ROYALTY AGREEMENTS

        The Company is a general partner in two limited partnerships, Gentner Research Ltd. ("GRL") and Gentner Research II, Ltd. ("GR2L"), both related parties. GRL sold the proprietary interest in a remote control product line to the Company in exchange for royalty agreements in 1987 and 1988. Royalty expense under the agreements with GRL for the years ended June 30, 1999, 1998 and 1997, was $39,900, $43,500 and $45,100,
        respectively. In fiscal 1997, GR2L sold the proprietary interest in a new remote control product to the Company in exchange for a royalty agreement. Royalty expense under this agreement with GR2L for the years ended June 30, 1999, 1998 and 1997 was $82,989, $54,810 and $36,588,
        respectively. As of June 30, 1999, 1998 and 1997, GR2L owed the Company $98,633, $126,505 and $139,000, respectively, which is a note receivable from the partnership to the Company. The terms of the note are such that 50% of all the royalty proceeds will be applied to the payment of the note's principal and interest first. The note is payable in full on April 30, 2001, and the interest rate on the note is equal to the Company's cost of short term funds.

10.     INCOME TAXES

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                 1999              1998
                                                              ---------         ---------
        Deferred tax liabilities:
           Tax over book depreciation ......................  $ 246,000         $ 229,000

        Deferred tax assets:
           Unamortized software costs ......................     18,000            11,000
           Accounts receivable and other reserves ..........     69,000            70,000
           Inventory reserves ..............................     38,000            35,000
           Product warranty accruals .......................      8,000             8,000
           Tax credit carryforwards ........................     11,000           304,000
              Total deferred tax assets ....................    144,000           428,000
                                                              ---------         ---------
           Valuation allowance for deferred tax assets .....         --          (159,000)
                                                              ---------         ---------
              Net deferred tax assets ......................    144,000           269,000
                                                              ---------         ---------
              Net deferred taxes ...........................  $(102,000)        $  40,000
                                                              =========         =========

        Significant components of the provision for income taxes are as follows:
        Years Ended June 30,

                                                                   1999              1998               1997
                                                                ----------        ----------         ----------
        Current:
           Federal ...........................................  $  957,000        $   69,000         $       --
           State .............................................     182,700             6,000                900
           Tax benefits allocated to contributed capital .....     239,000             4,000                 --
                                                                ----------        ----------         ----------
              Total current ..................................   1,378,700            79,000                900

        Deferred:
           Federal ...........................................  $  128,000        $  (36,500)        $   33,000

                                                                   1999              1998               1997
                                                                ----------        ----------         ----------
           State .............................................      14,000            (3,500)             3,000
                                                                ----------        ----------         ----------
              Total deferred .................................     142,000           (40,000)            36,000
                                                                ----------        ----------         ----------
                                                                $1,520,700        $   39,000         $   36,900
                                                                ==========        ==========         ==========

        The provision for federal income taxes was reduced due to the use of approximately $1,300,000 and $1,000,000 in net operating loss benefits in 1998 and 1997, respectively.

        The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is as follows:

                                                                                         Years Ended June 30,
                                                                                --------------------------------------
                                                                                 1999            1998            1997
                                                                                ------          ------          ------
        Tax at federal statutory rate                                             34.0%           34.0%          (34.0)%
        Increase (reduction) in computed tax rate resulting from:
        State income tax, net of federal effect                                    3.3             3.3            (3.5)
        Valuation allowance                                                       (3.9)          (33.9)           45.8
        Nondeductible entertainment expenses and life insurance premiums           0.1             0.3             1.0
        Other                                                                      3.9            (1.0)            0.6
                                                                                ------          ------          ------
                                                                                  37.4%            2.7%            9.9%
                                                                                ======          ======          ======

11.     STOCK OPTIONS

        The Company's 1990 Incentive Plan ("1990 Plan") has shares of common stock available for issuance to employees and directors. Provisions of the 1990 Plan include the granting of stock options. Generally, stock options vest over a five year period at 10%, 15%, 20%, 25% and 30% per year over years one through five. Certain other stock options vest in full after eight years (2004). The Company also has a 1998 Stock Option Plan ("1998 Plan"). Provisions of the 1998 Plan include the granting of stock options. Currently options will vest based on earnings per share goals through 2003 but cliff vest after 9.75 years if earnings per share goals are not met. Under the 1998 Plan, there are 1,700,000 shares available. The 1998 Plan expires June 10, 2008, or when all the shares available under the plan have been issued. Information for the fiscal years 1996 through 1998 with respect to the Plans is as follows:

                                                             Weighted
                                             Number of       Average
        Stock Options                         Shares      Exercise Price
        -------------                       ----------    --------------
        Outstanding at June 30, 1996           400,000         $0.80
        Options granted                        605,000          0.79
        Options expired and canceled           (55,000)         0.72
                                             ---------

        Outstanding at June 30, 1997           950,000          0.80
        Options granted                      1,193,000          2.05
        Options expired and canceled          (258,000)         0.80
        Options exercised                      (32,000)         0.74
                                             ---------

        Outstanding at June 30, 1998         1,853,000          1.61
        Options granted                        100,000          3.38
        Options expired and canceled          (115,250)         2.25
        Options exercised                     (429,702)         0.75
                                             ---------
        Outstanding at June 30, 1999         1,408,048         $1.94
                                             =========

        The following table summarizes information about stock options outstanding at June 30, 1999 under the Plans:

                                                    Options Outstanding                  Options Exercisable
                                              --------------------------------       ----------------------------
                                                 Weighted                                              Weighted
                               Options            Average         Weighted           Options            Average
            Exercise        Outstanding at      Contractual        Average        Exercisable at       Exercise
          Price Range        June 30, 1999    Remaining Life    Exercise Price     June 30, 1999         Price
        ---------------        ---------      --------------    --------------       ---------        -----------
        $0.69 to $0.84           568,048         3.7 years        $      0.77          321,548        $      0.76
            $1.81                 20,000         1.0 years        $      1.81           20,000        $      1.81
        $2.66 to $2.88           775,000         9.0 years        $      2.68               --                 --
            $3.94                 45,000        10.0 years        $      3.94               --                 --
                               ---------                                               -------
             Total             1,408,048                                               341,548
                               =========                                               =======

        There were 1,075,000 options available for future grant at June 30, 1999. The following are the options exercisable at the corresponding weighted average exercise price at June 30, 1999, 1998 and 1997, respectively: 341,548 at $0.82; 600,500 at $0.79; and 284,000 at $0.78.

        On May 12, 1999 the Company registered with the Securities and Exchange Commission all shares of common stock previously issued or issuable under the 1998 Plan.

        The Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plan. No compensation expense has been recognized for the stock option plan because the exercise price of the options equals the market price of the underlying stock on the date of the grant. If compensation expense for the Company's stock-based compensation plan had been determined consistent with SFAS 123 "Accounting and Disclosure of Stock-based Compensation", the Company's net income would have been the pro forma amount indicated below:

                                           Fiscal Year          Fiscal Year
                                              1999                 1998
                                          -------------        -------------
        Net Income
        As Reported                       $   2,544,471        $   1,404,449
        diluted earnings per share        $        0.30        $        0.18

        Pro Forma                         $   1,865,777        $   1,223,317
        diluted earnings per share        $        0.22        $        0.15

        The pro forma results above are not likely to be representative of the effects of applying SFAS 123 on reported net income for future years as these amounts only reflect the expense from two years.

        The weighted average fair value as defined by SFAS 123 of each option granted in fiscal 1999, 1998 and 1997 is estimated as $1.97, $1.24 and $0.43, respectively, on the date of grant using the Black-Scholes model with the following weighted average assumptions: expected dividend yield, 0%; risk-free interest rate, 4.75%; expected price volatility, 57.9%; and expected life of options, 6 years.

12.     INTERNATIONAL SALES

        The Company provides products to the broadcast and conferencing markets. These products are all distributed from, and designed, manufactured, and serviced at the Company's facilities in Salt Lake City, Utah. The Company uses either master distributors or international dealers to facilitate its international sales. Currently, the Company's products are distributed to at least thirty-five different countries.

        The Company ships products to unaffiliated distributors in worldwide markets. In fiscal 1999, 1998 and 1997, such international sales were $2,512,900, $2,581,700 and $2,183,000, respectively, and accounted for
        11%, 15% and 15% of total sales. During those years, the Company shipped the following amounts to the following areas: Canada - $1,070,800,

        $798,800 and $724,000; Asia - $355,500, $513,300 and $451,400; Europe -
        $634,200, $817,400 and $580,600; Latin America - $88,900, $252,100 and
        $158,800; Other Areas - $363,500, $200,100 and $268,200.

13.     RETIREMENT SAVINGS AND PROFIT SHARING PLAN

        The Company has a 401(k) retirement savings and profit sharing plan to which it makes discretionary matching contributions, as authorized by the Board of Directors. All full-time employees who are at least 21 years of age and have a minimum of six months of service with the Company at the plan date are eligible to participate in the plan. Matching contributions, if made, are based upon amounts participating employees contribute to the plan. The Company's retirement plan contribution expense for the 1999, 1998 and 1997 fiscal years totaled $69,000, $31,000 and $0, respectively.

14.     COMMITMENTS

        The Company has entered into an agreement to purchase 300 videoconference engines. The remaining cost of this commitment is approximately $252,000 at June 30, 1999. The Company has entered into this agreement in order to secure parts for the new video product line and expects to purchase the remaining units in fiscal 2000.

15.     SEGMENT REPORTING

        The Company has three reportable segments: Remote Facilities Management
        (RFM), Conferencing and Other. The RFM segment consists of telephone interface and remote site control products. These products are designed to monitor and control processes and equipment from a single source to many locations. In addition to monitoring and controlling equipment and processes, this segment also consists of products designed to facilitate the interface between regular telephone lines and the broadcast world allowing callers to speak live on radio airwaves to millions of listeners. The Conferencing segment consists of a full line of room system conferencing products and conference calling services, targeting an organization's need to communicate any form of collateral over distance. This consists of installed audio- and videoconferencing products, audio-, video- and document conferencing services and the addition of professional training and collaborative services. The major distributor referred to in Note 2 accounted for net sales in the RFM segment of 21%, 17% and 15% for fiscal years 1999, 1998 and 1997, respectively.

        The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of these business segments based upon a measure of gross profit since general and administrative costs are not allocated to each segment.

        The Company's reportable segments are strategic business units that offer products and services to different customer needs. They are managed separately because each segment requires focus and attention on their market and distribution channel.

        The following table summarizes the segment information:

                                                                                                       Company
                                            RFM              Conferencing         All Other             Totals
                                        ------------         ------------        ------------        ------------
Year ended June 30, 1999:

Net sales                               $  6,888,827         $ 14,070,705        $  2,030,795        $ 22,990,327
Cost of goods sold                         2,685,769            6,160,027           1,031,891           9,877,687
                                        ------------         ------------        ------------        ------------
Gross profit                               4,203,058            7,910,678             998,904          13,112,640

Marketing and selling                      1,374,240            3,281,300             274,200           4,929,740
Research and product development             486,667              989,678              18,607           1,494,952
General and administrative                                                                              2,544,664
                                                                                                     ------------
Total operating expenses                                                                                8,969,356

Operating profit                                                                                        4,143,284
Other items                                                                                               (78,113)
                                                                                                     ------------
Income before taxes                                                                                     4,065,171
Provision for income taxes                                                                             (1,520,700)
                                                                                                     ------------
Net income                                                                                           $  2,544,471
                                                                                                     ============

Year ended June 30, 1998:

Net sales                               $  6,256,039         $  8,727,768        $  2,284,079        $ 17,267,886
Cost of goods sold                         2,650,033            4,250,096           1,447,171           8,347,300
                                        ------------         ------------        ------------        ------------
Gross profit                               3,606,006            4,477,672             836,908           8,920,586

Marketing and selling                      1,213,475            2,109,216             327,185           3,649,876
Research and product development             393,410              744,430               4,765           1,142,605
General and administrative                                                                              2,470,949
                                                                                                     ------------
Total operating expenses                                                                                7,263,430

Operating profit                                                                                        1,657,156
Other items                                                                                              (213,707)
                                                                                                     ------------
Income before taxes                                                                                     1,443,449
Provision for income taxes                                                                                (39,000)
                                                                                                     ------------
Net income                                                                                           $  1,404,449
                                                                                                     ============

Year ended June 30, 1997:

Net sales                               $  5,870,460         $  5,321,870        $  2,179,521        $ 13,371,851
Cost of goods sold                         2,715,820            2,832,000           1,326,770           6,874,590
                                        ------------         ------------        ------------        ------------
Gross profit                               3,154,640            2,489,870             852,751           6,497,261

Marketing and selling                      1,165,649            2,010,067             397,166           3,572,882
Research and product development             538,628              473,942              34,187           1,046,757
General and administrative                                                                              2,006,998
                                                                                                     ------------
Total operating expenses                                                                                6,626,637

Operating loss                                                                                           (129,376)
Other items                                                                                              (206,622)
                                                                                                     ------------
Loss before taxes                                                                                        (335,998)
Provision for income taxes                                                                                (36,900)
                                                                                                     ------------
Net loss                                                                                             $   (372,898)
                                                                                                     ============

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None exist.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

Directors

The following individuals are currently directors of the Company:

                                                                       Director
               Name                 Age     Principal Occupation        Since
               ----                 ---     --------------------       --------
        Edward Dallin Bagley*       61      Attorney                    1994

        Edward N. Bagley*           87      Vice President of Smith     1993
                                            Barney and Director of
                                            Mining Services
                                            International

        Brad R. Baldwin             44      President and Chief         1988
                                            Executive Officer of Bank
                                            One, Utah

        Dwight H. Egan              46      Executive Vice President    1994
                                            of Sales and Marketing
                                            of Data Broadcasting
                                            Corporation


        Frances M. Flood            43      Chief Executive Officer     1998
                                            and President

        K. Bradford Romney          43      Business Unit Manager,      1994
                                            Small Business Networking
                                            Operation, Intel
                                            Corporation

        Randall J. Wichinski        46      President of East           1999
                                            Cincinnati Running
                                            Company, Inc.

* Edward N. Bagley and Edward Dallin Bagley are father and son, respectively.

Edward Dallin Bagley has been a Director of the Company since April 1994. Previously, Mr. Bagley served as a Director of the Company from April 1987 to July 1991. Mr. Bagley began practicing law in 1965. During the past six years, Mr. Bagley has served as Vice President of National Financial, a computer back-up accounting firm for health clubs. Mr. Bagley is also currently a director of Tunex International, a chain of automotive engine performance and service centers and of National Environmental Services Company. Mr. Bagley received a Juris Doctorate in 1965 from the University of Utah College of Law.

Edward N. Bagley has been a Director of the Company since January 1993. Mr. Bagley is currently Vice President of Salomon Smith Barney, with whom he has been associated since 1971. Mr. Bagley has worked in the investment industry since 1934. Mr. Bagley is also a member of the Board of Directors of Mining Services International, a publicly held developer of explosives technology and suppliers of chemicals to the mining industry, located in Salt Lake City, Utah. He received a bachelor's degree from Utah State University in 1933.

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

Dwight H. Egan has been a Director of the Company since November 1994. Mr. Egan is currently Executive Vice-President of Sales and Marketing as well as a Board member of Data Broadcasting Corporation which is the leading provider of real-time market data to the individual trader and investor. From November 1985 to August 1999, Mr. Egan was the President and Chief Executive Officer of Broadcast International, Inc., a satellite communications and business information company located in Midvale, Utah. Broadcast International, Inc. is a subsidiary of Data Broadcasting Corporation.

Frances M. Flood has been a Director of the Company since June of 1998. Ms. Flood joined the Company in October 1996 as Vice-President of Sales and Marketing. She was named President in December 1997 and Chief Executive Officer in June 1998. Prior to joining the Company, Ms. Flood was Area Director of Sales and Marketing for Ernst & Young, LLP, an international accounting and consulting firm. Ms. Flood has over twenty-five years experience in sales, marketing, change management, international business and finance.

K. Bradford Romney has been a Director of the Company since November 1994. He currently serves as Business Unit Manager of the Small Business Networking Operation for Intel Corporation. From 1991 until its sale to Intel Corporation in October 1997, Mr. Romney served as President and Chief Executive Officer of Dayna Communications, Inc., a small business computer networking company based in Salt Lake City, Utah. Prior to that, he served as Executive Vice President of Dayna, beginning in 1986. From 1982 to 1986, Mr. Romney was Executive Vice-President of Keith Romney Associates. The former chairman of the Utah Information Technologies Association, Mr. Romney received a Juris Doctorate and a Masters of Business Administration degree from Brigham Young University in 1982.

Randall J. Wichinski has been a Director of the Company since June 1999. He is currently President of East Cincinnati Running Company, Inc. From April 1983 to March 1999, Mr. Wichinski was employed at Ernst & Young LLP, an international accounting and consulting firm, serving as a Tax Partner for ten years. He received a bachelor's degree in 1977 and a Masters of Business Administration degree in 1982 from the University of Wisconsin-Madison.

Director Compensation and Committees

All directors serve until their successors are elected and have qualified. The Company paid each director $650 per month for services provided as a director. Employee directors receive no additional compensation for serving on the Board.

The Board of Directors has three committees, the Executive, Audit and Compensation Committees. The Executive Committee is composed of Ms. Frances M. Flood, Mr. Brad R. Baldwin and Mr. Dwight H. Egan. The Audit Committee is currently composed of Mr. Edward Dallin Bagley, Mr. Edward N. Bagley, Mr. Brad
R. Baldwin, Mr. Dwight H. Egan, Mr. K. Bradford Romney and Mr. Randall J. Wichinski. The Compensation Committee is currently composed of Mr. Edward Dallin Bagley, Mr. Edward N. Bagley, Mr. Brad R. Baldwin, Mr. Dwight H. Egan, Mr. K. Bradford Romney and Mr. Randall J. Wichinski. The Executive Committee exercises all the powers and authority of the Board of Directors in the management of the business and affairs of the Company except those which by statute, Articles of Incorporation or By-laws are reserved to the Board of Directors. The Audit Committee is authorized to review proposals of the Company's auditors regarding annual audits, recommend the engagement or discharge of the Company's auditors, review recommendations of such auditors concerning accounting principles and the adequacy of internal controls and accounting procedures and practices, to review the scope of the annual audit, to approve or disapprove each professional service or type of service other than standard auditing services to be provided by the auditors, and to review and discuss the audited financial statements with the auditors. The Compensation Committee makes recommendations to the Board of Directors regarding remuneration of the executive officers and directors of the Company and administers the incentive plans for directors, officers and key employees.

Meetings of the Board of Directors and Committees

The Board of Directors held six meetings during the last fiscal year. The Executive Committee held no formal meetings during the last fiscal year. The Audit Committee held one formal meeting during the last fiscal year. The Compensation Committee held no formal meetings during the last fiscal year.

Executive Officers

The executive officers of the Company are as follows:

Name                        Age            Position
----                        ---            --------
Frances M. Flood            43             President and Chief Executive Officer
Brooks Gibbs                40             Chief Technology Officer
Curtis Hewitson             35             Vice President of Human Resources
Susie S. Strohm             39             Vice President of Finance and Chief
Financial Officer

For the biography of Ms. Flood, see "Directors."

Brooks Gibbs was named Chief Technology Officer for Gentner Communications in November of 1998. He has been with Gentner for 11 years serving in Engineering, Manufacturing, Product Management, Sales, Marketing and Customer Service areas. He is responsible for coordination of the Company's strategic technical direction. Prior to joining the Company, Mr. Gibbs was a lead project design engineer for Centro Corporation, a systems design and integration company. Mr. Gibbs has over 19 years of communications product development and product management experience.

Curtis Hewitson was named Vice President of Human Resources for Gentner Communications in November 1998. He has been with Gentner since December 1994 serving in Human Resources. He is responsible for all aspects of Human Resources and office administration. Prior to joining the Company, Mr. Hewitson worked in the telecommunications industry for nine years. In 1989, Mr. Hewitson received a Bachelor of Science degree from the University of Utah.

Susie S. Strohm became Vice President of Finance in 1997, and was named CFO during 1998. In 1996, Ms. Strohm joined the Company as its Controller. She is responsible for all the Company's accounting, financial and tax planning, financial and management reporting, and Securities and Exchange Commission filings. Prior to joining the Company, Ms. Strohm was the Controller for Newspaper Agency Corporation in Salt Lake City, Utah. She graduated from the University of Utah with a Bachelor of Science degree in Accounting, and received her Masters of Business Administration degree from Westminster College.

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

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

The following table sets forth the compensation of the Chief Executive Officer of the Company and the other most highly compensated executive officers of the Company for each of the Company's last three fiscal years whose total salary and bonus for the year ended June 30, 1999 exceeded $100,000, for services rendered in all capacities to the Company during such fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                               Annual Compensation        Long-Term Compensation
                                                                                     Awards                       Payouts
                                                                         ------------------------------   ----------------------
                                                                                               Securities
                                                                         Other       Restric-    Under-                 All
                                                                         Annual        ted       lying                 Other
                                                                         Compen-      Stock      Options     LTIP      Compen-
Name and Position              Year         Salary         Bonus         sation       Awards      /SARS    Payouts    sation(1)
-----------------------       ------       --------       --------       -------     --------  ----------  -------    --------
Frances M. Flood              Fiscal
CEO & President(2)            98-99        $104,912       $ 66,064        None         None       None       None       $  2,022

                              Fiscal
                              97-98        $117,310       $ 16,649        None         None       None       None         None

                              Fiscal
                              96-97        $ 70,657       $  8,903        None         None       None       None         None

Russell D. Gentner            Fiscal
Former Chairman,              97-98        $122,950       $ 18,711       $96,403(3)    None       None       None         None
CEO, & President
                              Fiscal
                              96-97        $162,240       $ 11,760        None         None       None       None         None

Susie Strohm                  Fiscal
CFO & Vice President(4)       98-99        $ 72,716       $ 44,414        None         None       None       None       $  1,721

(1) These amounts reflect the Company's contributions to the deferred compensation plan (401(k) plan).

(2)     Ms. Flood did not join the Company until fiscal 96-97.

(3)     This includes a severance package.

(4)     Ms. Strohm did not meet the compensation constraint until fiscal year
        1999.

STOCK OPTIONS/SARS

No stock options or SAR grants were made to any named executive officers during the last fiscal year.

AGGREGATED STOCK OPTION/SAR EXERCISES

The following table sets forth the aggregated stock options and SARs exercised by the named executive officers in fiscal 1999 and the year-end value of unexercised options and SARs:

       AGGREGATED OPTION/SAR EXERCISES IN FISCAL YEAR ENDED JUNE 30, 1999
                      AND FISCAL YEAR-END OPTION/SAR VALUES

                                                          Number of
                                                          Securities             Value of
                                                          Underlying            Unexercised
                                                          Unexercised          In-The-Money
                                                         Options/SARs          Options/SARs
                                                         at FY-End (#)         at FY-End ($)
                                                         --------------      -----------------
                            Shares
                           Acquired         Value         Exercisable/          Exercisable/
Name and Position       on Exercise(#)   Realized($)     Unexercisable         Unexercisable
-----------------       --------------   -----------     --------------      -----------------
Frances M. Flood
CEO & President             28,666         $56,368       55,334/217,000      $240,592/$753,835

Susie Strohm
CFO & Vice President        21,536         $42,378       25,964/142,500      $113,498/$432,334

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding ownership of the Common Stock of the Company as of September 1, 1999 by (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding Common Stock of the Company, (ii) each director of the Company, (iii) the Chief Executive Officer and each other executive officer of the Company whose salary and bonus for the year ended June 30, 1999 exceeded $100,000, and (iv) all executive officers and directors of the Company as a group. Each person has sole investment and voting power with respect to the shares indicated, subject to community property laws where applicable, except as otherwise indicated below. The address for each beneficial owner is in care of the Company, 1825 Research Way, Salt Lake City, Utah 84119.

                                                      Amount of            Percentage
        Names of Beneficial Owners             Beneficial Ownership(1)     of Class(2)
        --------------------------             -----------------------     -----------
        Edward Dallin Bagley                        1,394,335(3)              17.0%
        Edward N. Bagley                              312,333(4)               3.8%
        Frances M. Flood                              151,196(5)               1.8%
        Brad R. Baldwin                               131,166(6)               1.6%
        Susie Strohm                                   80,984(7)               1.0%
        Dwight H. Egan                                 55,000(8)               0.7%
        K. Bradford Romney, Jr                         55,000(9)               0.7%
        Randall J. Wichinski                            2,500(9)               0.0%

        Directors and Executive Officers
        as a Group (10 people)                      2,231,119(3 - 10)         27.2%

(1) For each shareholder, the calculation of percentage of beneficial ownership is based on 8,188,748 shares of Common Stock outstanding as of September 1, 1999 and shares of Common Stock subject to options held by the shareholder that are currently exercisable or exercisable within 60 days of September 1, 1999.

(2) The percentage ownership for any person is calculated assuming that all the stock that could be acquired by that person within 60 days by option exercise or otherwise, is in fact outstanding and that no other stockholder has exercised a similar right to acquire additional shares.

(3) Director. Includes: 1,294,285 shares owned directly; 100,000 shares owned by a corporation controlled by Mr. Bagley; 50 shares owned by Mr. Bagley's wife as custodian for one of Mr. Bagley's daughters. Excludes:
        50 shares owned by another of Mr. Bagley's daughters; and shares owned by the Bagley Family Revocable Trust, all of which Mr. Bagley disclaims beneficial ownership.

(4) Director. Includes: 257,333 shares owned by the Bagley Family Revocable Trust, of which Mr. Bagley is a co-trustee with his wife; and options to purchase 55,000 shares that are exercisable within 60 days. Excludes: shares held or controlled by Mr. Bagley's son (Edward Dallin Bagley) and granddaughters as described in footnote 3 above, all of which Mr. Edward
        N. Bagley disclaims beneficial ownership.

(5) President, CEO and Director. Includes: 51,862 shares owned directly; options to purchase 99,334 shares that are exercisable within 60 days.

(6) Director. Includes: 66,166 shares owned directly; options to purchase 60,000 shares that are exercisable within 60 days; and 5,000 shares owned by Mr. Baldwin's wife.

(7) Vice President and CFO. Includes: 29,020 shares owned directly; options to purchase 51,964 shares that are exercisable within 60 days.

(8) Director. Includes: options to acquire 55,000 shares that are exercisable within 60 days.

(9)     Directors. All shares are owned directly.

(10) Includes: an additional 6,105 shares owned directly by two additional officers; and options to purchase 42,500 shares that are exercisable within 60 days by those officers.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Gentner Research Ltd. ("GRL"), is a related limited partnership, formed on August 1985, in which the Company is the general partner and Edward Dallin Bagley and, among other unrelated parties, certain members of his family, are the limited partners. In 1987 and 1988, GRL sold to the Company proprietary interests in the VRC-1000 (now VRC-2000), VRC-1000 Modem (now VRC-2000) and Digital Hybrid in exchange for royalty payments. Royalty expense recognized by the Company for the years ending June 30, 1999, 1998 and 1997 was $39,900, $43,500 and $45,100 respectively. The following directors and/or executive officers and members of their immediate families have purchased the following interests in GRL:

               Edward Dallin Bagley (Director)...................  10.42%
               Edward N. Bagley (Director).......................   5.21%
               Robert O. Baldwin (father of Brad Baldwin)........  10.42%

The Company has also formed a second related limited partnership, Gentner Research II, Ltd. ("GR2L"), also in which it acts as general partner. In fiscal year 1997, GR2L sold proprietary interest in the GSC3000 to the Company in exchange for royalty payments. Royalty expense with GR2L for the years ending June 30, 1999, 1998 and 1997 was $82,989, $54,810 and $36,588. The following directors and/or executive officers and members of their immediate families have purchased the following interests in GR2L:

        Brad R. Baldwin (Director).....................................  3.19%
        Robert O. Baldwin (father of Brad Baldwin).....................  9.58%
        Edward D. Bagley (Director)....................................  6.39%
        Edward N. Bagley (Director, Father of Edward D. Bagley) .......  6.39%

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

10.2(1)(2)(3)  1997 Employee Stock Purchase Plan (Page 37)

 EXHIBIT
  NUMBER       DESCRIPTION
  ------       -----------
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

 EXHIBIT
  NUMBER       DESCRIPTION
  ------       -----------
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

 EXHIBIT
  NUMBER       DESCRIPTION
  ------       -----------
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


                                        GENTNER COMMUNICATIONS CORPORATION

September 16, 1999                     By: /s/ Frances M. Flood
                                           -------------------------------------
                                           Frances M. Flood
                                           Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

     Signature                    Title                           Date
     ---------                    -----                           ----
 /s/ Frances M. Flood     Director, President and           September 16, 1999
---------------------     Chief Executive Officer
Frances M. Flood          (Principal Executive Officer)

 /s/ Susie Strohm         Vice President - Finance          September 16, 1999
---------------------     (Principal Financial and
Susie Strohm              Accounting Officer)

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

     Signature                    Title                                Date
     ---------                    -----                                ----
/s/ Edward Dallin Bagley          Director                      September 16, 1999
------------------------
Edward Dallin Bagley

/s/ Edward N. Bagley              Director                      September 16, 1999
------------------------
Edward N. Bagley

/s/ Brad R. Baldwin               Director                      September 16, 1999
------------------------
Brad R. Baldwin

/s/ Dwight H. Egan                Director                      September 16, 1999
------------------------
Dwight H. Egan

/s/ K. Bradford Romney            Director                      September 16, 1999
------------------------
K. Bradford Romney

/s/ Randall J. Wichinski          Director                      September 16, 1999
------------------------
Randall J. Wichinski

                                 EXHIBIT INDEX

 EXHIBIT
  NUMBER       DESCRIPTION
  ------       -----------

23             Consent of Ernst & Young LLP, Independent Auditors

27             Financial Data Schedule