Form 10QSB
period 1999-09-30
GENTNER COMMUNICATIONS CORP
filed 1999-11-15
CIK 840715

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

CLASS OF COMMON STOCK                                      NOVEMBER 12, 1999
  $0.001 PAR VALUE                                         8,218,255 SHARES

Transitional Small Business Disclosure Format (check one)

                                 [ ] Yes [X] No

                       GENTNER COMMUNICATIONS CORPORATION

                                      INDEX


                                                                                       PAGE
                                                                                      NUMBER
                                                                                      ------
PART I - FINANCIAL  INFORMATION

    Item 1. Financial Statements

             Balance Sheets
                 September 30, 1999 (unaudited) and June 30, 1999......................  3


             Statements of Income
                 Three Months Ended September 30, 1999 and
                 1998 (unaudited)......................................................  4


             Statements of Cash Flows
                 Three Months Ended September 30, 1999 and
                 1998 (unaudited)......................................................  5


             Notes to Financial Statements.............................................  6


    Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................................  9



PART II - OTHER  INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K.......................................... 14

                       GENTNER COMMUNICATIONS CORPORATION

                                 BALANCE SHEETS


                                                                      (Unaudited)      (Audited)
                                                                     September 30,     June 30,
                                                                          1999           1999
                                                                      -----------    -----------
                                       ASSETS
Current assets:
      Cash and cash equivalents ..................................    $ 4,228,128    $ 3,922,183
      Accounts receivable ........................................      2,797,391      2,242,294
      Inventory ..................................................      2,813,408      2,858,835
      Deferred taxes .............................................        115,000        115,000
      Other current assets .......................................        312,554        143,441
                                                                      -----------    -----------
           Total current assets ..................................     10,266,481      9,281,753

Property and equipment, net ......................................      2,193,853      2,125,959
Other assets, net ................................................         98,291        111,702
                                                                      -----------    -----------

           Total assets ..........................................    $12,558,625    $11,519,414
                                                                      ===========    ===========


                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable ...........................................    $   422,691    $   725,193
      Accrued compensation and other benefits ....................        476,657        762,345
      Accrued federal and state income taxes .....................        702,087        229,087
      Other accrued expenses .....................................        629,260        562,187
      Current portion of capital lease obligations ...............        221,714        215,854
                                                                      -----------    -----------
           Total current liabilities .............................      2,452,409      2,494,666

Capital lease obligations ........................................        397,713        455,389
Deferred tax liability ...........................................        217,000        217,000
                                                                      -----------    -----------
           Total liabilities .....................................      3,067,122      3,167,055

Shareholders' equity:
      Common stock, 50,000,000 shares authorized, par value $.001,
        8,193,748 and 8,129,691 shares issued and outstanding at
        September 30, 1999 and June 30, 1999 .....................          8,194          8,130
      Additional paid-in capital .................................      5,083,542      5,024,858
      Retained earnings ..........................................      4,399,767      3,319,371
                                                                      -----------    -----------
           Total shareholders' equity ............................      9,491,503      8,352,359
                                                                      -----------    -----------

           Total liabilities and shareholders' equity ............    $12,558,625    $11,519,414
                                                                      ===========    ===========











                                                        See accompanying notes

                       GENTNER COMMUNICATIONS CORPORATION

                              STATEMENTS OF INCOME


                                                            (Unaudited)
                                                        Three Months Ended
                                                           September 30,
                                                  -----------------------------
                                                      1999              1998
                                                  -----------       -----------
Product sales .................................   $ 6,007,545       $ 4,714,897
Service sales .................................     1,076,728           783,046
                                                  -----------       -----------
      Total net sales .........................     7,084,273         5,497,943

Cost of goods sold - products .................     2,101,325         1,925,906
Cost of goods sold - services .................       614,293           591,456
                                                  -----------       -----------
      Cost of goods sold ......................     2,715,618         2,517,362
                                                  -----------       -----------

Gross profit ..................................     4,368,655         2,980,581

Operating Expenses:
      Marketing and selling ...................     1,471,897         1,129,179
      General and administrative ..............       746,619           635,632
      Product development .....................       460,676           363,529
                                                  -----------       -----------
           Total operating expense ............     2,679,192         2,128,340

           Operating income ...................     1,689,463           852,241

Other income (expense):
      Interest income .........................        45,767             8,825
      Interest expense ........................       (18,550)          (34,460)
      Other, net ..............................         4,716            (9,809)
                                                  -----------       -----------

           Total other income (expense) .......        31,933           (35,444)
                                                  -----------       -----------

Income before income taxes ....................     1,721,396           816,797
Provision for income taxes ....................       641,000           308,000
                                                  -----------       -----------
           Net income .........................   $ 1,080,396       $   508,797
                                                  ===========       ===========


Basic earnings per common share ...............   $      0.13       $      0.06
                                                  ===========       ===========

Diluted earnings per common share .............   $      0.12       $      0.06
                                                  ===========       ===========






                             See accompanying notes

                       GENTNER COMMUNICATIONS CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                       (Unaudited)
                                                                    Three Months Ended
                                                                      September 30,
                                                               ---------------------------
                                                                   1999            1998
                                                               -----------     -----------
Cash flows from operating activities:
      Net income ............................................. $ 1,080,396     $   508,797
      Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization of property and
             equipment .......................................     182,056         216,106
           Amortization of other assets ......................       5,458           5,458
           Changes in operating assets and liabilities:
                Accounts receivable ..........................    (555,097)       (455,949)
                Inventory ....................................      45,427         631,930
                Other current assets .........................    (169,113)         30,200
                Accounts payable and other accrued expenses ..     (48,117)        256,964
                                                               -----------     -----------

                Net cash provided by operating activities ....     541,010       1,193,506

Cash flows from investing activities:
      Purchases of property and equipment ....................    (249,950)        (48,038)
      Repayment of note receivable ...........................       7,953           3,659
                                                               -----------     -----------

                Net cash used in investing activities ........    (241,997)        (44,379)

Cash flows from financing activities:
      Proceeds from issuance of common stock .................       1,612           1,064
      Exercise of employee stock options .....................      57,136         316,955
      Principal payments of capital lease obligations ........     (51,816)        (54,056)
      Principal payments of long-term debt ...................          --         (68,468)
                                                               -----------     -----------

                Net cash provided by financing activities ....       6,932         195,495

Net increase in cash .........................................     305,945       1,344,622
Cash at the beginning of the year ............................   3,922,183         715,325
                                                               -----------     -----------

Cash at the end of the period ................................ $ 4,228,128     $ 2,059,947
                                                               ===========     ===========

Supplemental disclosure of cash flow information:
                Income taxes paid ............................ $   168,000     $    53,500
                Interest paid ................................ $    18,689     $    33,638







                             See accompanying notes

                       GENTNER COMMUNICATIONS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's 1999 Annual Report and Form 10-KSB.

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

2.  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per share:

                                                                                 Three months ended
                                                                                   September 30,
                                                                              ------------------------
                                                                                 1999          1998
                                                                              ----------    ----------
Numerator:
      Net income .........................................................    $1,080,396    $  508,797
                                                                              ==========    ==========
Denominator:
      Denominator for basic net income per share - weighted average shares     8,171,978     7,948,358
      Effect of dilutive securities using treasury stock method ..........       541,094       174,082
                                                                              ----------    ----------
                                                                               8,713,073     8,122,440
                                                                              ==========    ==========

Net income per share - basic .............................................    $     0.13    $     0.06
Net income per share - dilutive ..........................................    $     0.12    $     0.06

3.  COMPREHENSIVE INCOME

As of July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive income for the three-month periods ended September 30, 1999 and 1998 was equal to net income.

4.  USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and these accompanying notes. Actual results could differ from those estimates.

5.  INVENTORY

Inventory is summarized as follows:

                                                (Unaudited)       (Audited)
                                               September 30,      June 30,
                                                   1999             1999
                                                ----------       ----------
     Raw Materials                              $1,052,588       $1,055,615
     Work in progress                              507,402          347,898
     Finished Goods                              1,253,418        1,455,322
                                                ----------       ----------
               Total inventory                  $2,813,408       $2,858,835
                                                ==========       ==========

6.  STOCK OPTION EXERCISE

The following table shows the changes in stock options outstanding.

                                                                           Weighted
                                                             Number         Average
                                                           of Shares    Exercise Price
                                                           ---------       --------
Options outstanding as of June 30, 1999 ............       1,408,048       $   1.94
Options expired & canceled .........................         (80,000)      $   2.66
Options exercised ..................................         (63,750)      $   0.93
Options granted ....................................          75,000       $   6.19
                                                           ---------       --------

Options outstanding as of September 30, 1999 .......       1,339,298       $   2.16
                                                           =========       ========

7.  COMMITMENTS

The Company has entered into an agreement to purchase 300 videoconference engines. The remaining cost of this commitment is approximately $252,000 at September 30, 1999. The Company has entered into this agreement in order to secure parts for the new video product line and expects to purchase the remaining units by December 31, 1999.


8.  SEGMENT REPORTING

The Company has changed how it evaluates its operations internally resulting in a change in its segments. To obtain a better understanding of conferencing products and services and the related business opportunities, management has divided the former conferencing segment into two segments. As a result, the Company now reports four different segments - Remote Facilities Management
(RFM), Conferencing Products, Conferencing Services and Other. The RFM segment consists remote site control products which are designed to monitor and control processes and equipment from a single source to many locations. This segment also consists of telephone interface products which are designed to facilitate the interface between regular telephone lines and the broadcast world allowing callers to speak live on radio airwaves to millions of listeners. The Conferencing Products segment consists of a full line of room system conferencing products including installed audio- and videoconferencing products. The Conferencing Services segment includes conference calling services, audio bridging, document conferencing services and the addition of the professional services group, which provides consultation services, meeting facilitation and web presentation services.

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

The following table summarizes the segment information:

                                                               Conferencing     Conferencing                        Company
                                                 RFM             Products         Services        All Other          Totals
                                             -----------       -----------      -----------      -----------      -----------
Quarter Ended September 30, 1999:
Net sales                                    $ 2,058,531       $ 3,895,346      $   997,584      $   132,812      $ 7,084,273
Cost of goods sold                               812,038         1,265,708          594,139           43,733        2,715,618
                                             -----------       -----------      -----------      -----------      -----------
Gross profit                                   1,246,493         2,629,638          403,445           89,079        4,368,655

Marketing and selling                            331,390           824,814          314,119            1,574        1,471,897
Product development                              255,683           204,993                                            460,676
General and administrative                                                                                            746,619
                                                                                                                  -----------
Total operating expenses                                                                                            2,679,192

Operating profit                                                                                                    1,689,463
Other income (expense)                                                                                                 31,933
                                                                                                                  -----------
Income before income taxes                                                                                          1,721,396
Provision for income taxes                                                                                           (641,000)
                                                                                                                  -----------
Net income                                                                                                        $ 1,080,396
                                                                                                                  ===========

Quarter Ended September 30, 1998:
Net sales                                    $ 1,706,755       $ 2,875,935      $   710,179      $   205,074      $ 5,497,943
Cost of goods sold                               759,249         1,116,379          568,706           73,028        2,517,362
                                             -----------       -----------      -----------      -----------      -----------
Gross profit                                     947,506         1,759,556          141,473          132,046        2,980,581

Marketing and selling                            296,505           607,799          221,702            3,173        1,129,179
Product development                               76,215           287,314                                            363,529
General and administrative                                                                                            635,632
                                                                                                                  -----------
Total operating expenses                                                                                            2,128,340

Operating profit                                                                                                      852,241
Other income (expense)                                                                                               (35,444)
                                                                                                                  -----------
Income before income taxes                                                                                            816,797
Provision for income taxes                                                                                           (308,000)
                                                                                                                  -----------
Net income                                                                                                        $   508,797
                                                                                                                  ===========

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations

The Company has changed how it evaluates its operations internally resulting in a change in its segments. To obtain a better understanding of conferencing products and services and the related business opportunities, management has divided the former conferencing segment into two segments. As a result, the Company now reports four different segments - Remote Facilities Management
(RFM), Conferencing Products, Conferencing Services and Other.

Sales for the three months ended September 30, 1999 increased 29% compared to the same three-month period last year. Growth was primarily due to increased sales in conferencing products and conferencing services.

Sales in Conferencing products increased 35% comparing the first quarter of this fiscal year to the same quarter last year. This increase was mainly due to the success of the Audio Perfect(TM) product line. The Audio Perfect(TM) product line began shipping in April of 1998 with the AP800. The Company has continued to introduce new products in this family such as the AP400, APV200 and AP Tools. These products use a new digital technology called Distributed Echo Cancellation(TM) and incorporate several functional devices including automatic microphone mixing, echo cancellation, audio routing, audio equalization and audio processing into a single device. The Company anticipates generating more of the revenue associated with a room installation as a result of the expanded applications. The Company has also introduced a video conference system which has contributed to sales.

Conferencing services, 1-800 LETS MEET(R), experienced sales growth of 40% in the first quarter of this fiscal year as compared to the first quarter of last fiscal year. The Company attributes this growth in sales to an increased customer base as well as the overall market growth over the last year. This increase was also the result of the Company expanding its sales staff, who market its conference calling service. The Company's conference calling service is being marketed not only to corporate clients, but also to long distance telephone service providers for resale.

RFM sales increased 21% in the first quarter of this fiscal year as compared to the first quarter of last fiscal year. Remote Facilities Management (formerly known as Remote Site Control) grew 52%, mainly due to increased sales of the GSC3000. The GSC3000 allows broadcasters to monitor and control many transmitter sites from one location. Sales to the OEM, television and international markets contributed to the increased sales of the GSC3000. Sales of the Telephone Interface line increased 4% during the first quarter of this year compared to the first quarter of last year.

Sales of Other Products decreased 35% in the first quarter of this fiscal year as compared to the first quarter of last fiscal year. In general, the Company is not promoting Other Products, and those sales are expected to continue to decline.

The Company's gross profit margin percentage was 62% for the first quarter of this year, compared to 54% for the same quarter last year. This increase was primarily due to a critical focus on improving manufacturing processes, aggressive vendor pricing, new products with higher gross profit margins, and a different product mix. The Company does not expect to see margins remain at this high level. The Company's overall gross profit margin would be negatively impacted if the price of raw components increases or if services becomes a higher percentage of total sales.

Operating expenses for the quarter increased 26% when comparing the first quarters of this fiscal year and last fiscal year. The most significant portion of this increase came in marketing and selling expenses, which increased 30%, comparing first quarters of this year and last year.

Marketing and selling expenses increased 30% for the first quarter as compared to last year. The increase was primarily due to the hiring of additional personnel to more aggressively market and sell the Company's products and service. Also contributing to the increase was higher commission expense resulting from the increase in sales.

Product Development expenses increased 27% in the first quarter of this year compared to last year. The Product Development team is working on new product development, which the Company anticipates will enhance future revenue growth. The increase was due to hiring of personnel and associated recruiting costs.

First quarter General and Administrative expenses are up 17% compared to the same period last year. This increase was mainly due to hiring of personnel and the infrastructure costs associated with the hiring of all new personnel.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

Results of Operations - (continued)

Interest expense for the quarter was down 44% compared to the same quarter last year due to the maturing of some of the Company's leases and the payoff of several notes later in fiscal 1999.

During the first quarter of fiscal 2000, income tax expense was calculated at a combined federal and state tax rate of about 37%, resulting in a tax expense of $641,000. First quarter of fiscal 1999, income tax expense was $308,000 with a calculated combined tax rate of about 38%.

Financial Condition and Liquidity

The Company's current ratio increased from 3.72:1 on June 30, 1999 to 4.19:1 on September 30, 1999. This increase in current ratio was due primarily to an increase in the amount of cash on hand, offsetting the increase in accrued expenses, as well as a decrease in accounts payable. Also affecting the current ratio was an increase in the accounts receivable due to increased sales.

The Company continues to experience positive operating cash flows. Increasing sales and profitability have contributed to positive operating cash flows which was offset by an increase in accounts receivable and other current assets.

The Company has an available revolving line of credit of $5.0 million, which is secured by the Company's accounts receivable and inventory. The interest rate on the line of credit is a variable interest rate (250 basis points over the London Interbank Offered Rate (LIBOR) or prime less 0.25%, whichever the Company chooses). There was no outstanding balance on September 30, 1999. The line of credit expires on December 22, 2000.

As sales continue to increase, the Company expects to achieve its business plan through a combination of internally generated funds and short-term or long-term borrowings, if necessary.

Forward Looking Statements

Certain statements contained in this report are forward looking statements. These include the discussion regarding the Company's beliefs, plans, objectives, expectations, and intentions about the Company's ability to obtain more of the revenue associated with room installations, the Company's belief that it will enhance future revenue growth through the development of new products, the Company's belief that it will improve its development cycle, the Company's anticipation that it can achieve its business plan through a combination of internally generated funds and short-term and/or long-term borrowing, the Company's belief that a large percentage of customer credit defaults is unlikely, and the Company's belief that its continuing Year 2000 assessment will decrease the risk of impact on the Company due to the Year 2000 issue. While the Company believes that such statements are accurate, the Company's business is dependent upon general economic conditions, particularly those that affect the demand for its products, including increased competition, and future trends and results which cannot be predicted with certainty. The Company's actual results could differ materially from those discussed in such forward looking statements. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report. Factors that could cause or contribute to such differences include those discussed below in the section entitled "Factors that may Affect Future Results." Please see a detailed list of the risk factors that are outlined in the Company's Form 10-KSB for the fiscal year ended June 30, 1999, incorporated herein by reference.

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

Factors that may Affect Future Results - (continued)

Although management believes that based on their performance and price, its products are attractive to customers, there can be no assurance that competitors will not introduce comparable or technologically superior products, which are priced more favorably than the Company's products.

Marketing

The Company has experience in marketing its products. However, it is subject to all of the risks inherent in the sale and marketing of current and new products and services in an evolving marketplace. The Company must effectively allocate its resources to the marketing and sale of these products through diverse channels of distribution. The Company's current strategy is to establish distribution channels and direct selling efforts in markets where it believes there is a growing need for its products and services. There can be no assurance that this strategy will prove successful.

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

Limited Capitalization

As of September 30, 1999, the Company had $4,228,128 in cash and $7,814,072 in working capital. The Company may be required to seek additional financing if anticipated levels of revenue are not realized, if higher than anticipated costs are incurred in the development, manufacture or marketing of the Company's products, or if product demand exceeds expected levels. There can be no assurance that any additional financing thereby necessitated will be available on acceptable terms, or at all.

In addition, the Company's revolving $5 million line of credit matures in December of 2000 and there can be no assurance that the Company will be able to extend the maturity date of the line of credit or obtain a replacement line of credit from another commercial institution. The Company had no outstanding balance payable on the line of credit as of September 30, 1999. To the extent the line of credit is not extended or replaced and cash from operations is unavailable to pay the indebtedness then outstanding under the line of credit, the Company may be required to seek additional financing.

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

Factors that may Affect Future Results - (continued)

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

Although the Company believes that most of the key components required for the production of its products are currently available in sufficient production quantities, there can be no assurance that they will remain available. Furthermore, suppliers of some of these components are currently or may become competitors of the Company, which might also affect the availability of key components to the Company. It is possible that other components required in the future may necessitate custom fabrication in accordance with specifications developed or to be developed by the Company. Also, in the event the Company or any of the manufacturers whose products the Company expects to utilize in the manufacture of its products, is unable to develop or acquire components in a timely fashion, the Company's ability to achieve production yields, revenues and net income will be adversely affected.

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

Factors that may Affect Future Results - (continued)

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

Year 2000

The Company has assessed the impact of the Year 2000 issue* on its information technology ("IT") and non-IT systems. Approximately $53,000 was incurred during fiscal 1999 to upgrade existing systems so that they are Year 2000 compatible. To date, the Company has identified two of its systems and some personal computers that have been upgraded. There were no significant interruptions to the business caused by the upgrade process. The Company financed the upgrades with operating income.

The Company purchased the software and hardware to upgrade its internal phone system, including the voice mail system. The system was upgraded during fiscal 1999, and associates were trained how to use the new system. The cost of this software and hardware was approximately $50,000. The Company also upgraded its conference calling bridge. This system is essential to the Company's conference calling service. The manufacturer furnished the software to the Company at no cost, and internal costs during the upgrade process were minimal. The personal computers were upgraded by the end of April of 1999, at a cost of approximately $3,500.

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

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
3.1(1,2)       Articles of Incorporation and all amendments thereto through
               March 1, 1988. (Page 10)

10.4(1,2)      VRC-1000 Purchase Agreement between Gentner Engineering Company,
               Inc. (a former subsidiary of the Company which was merged into the Company) and Gentner Research Ltd., dated January 1, 1987.
               (Page 71)


The following exhibits are hereby incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991. The exhibit numbers shown are those in the 1991 Form 10-K as originally filed.

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
3.1(1,2)       Amendment to Articles of Incorporation, dated July 1, 1991. (Page
               65)

10.1(1,2)      Internal Modem Purchase Agreement between Gentner Engineering
               Company, Inc. and Gentner Research, Ltd., dated October 12, 1987.
               (Page 69)

10.2(1,2)      Digital Hybrid Purchase Agreement between Gentner Engineering,
               Inc. and Gentner Research, Ltd., dated September 8, 1988. (Page
               74)


The following documents are hereby incorporated by reference from the Company's Form 10-KSB for the fiscal year ended June 30, 1993. The exhibit numbers shown are those in the 1993 Form 10-KSB as originally filed.

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
3(1,2)         Bylaws, as amended on August 24, 1993. (Page 16)


The following documents are hereby incorporated by reference from the Company's Form 10-KSB for the fiscal year ended June 30, 1996. The exhibit numbers shown are those in the 1996 Form 10-KSB as originally filed.

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
10(1,2,3)      1990 Incentive Plan, as amended August 7, 1996 (Page 40)


The following documents are hereby incorporated by reference from the Company's Form 10-KSB for the fiscal year ended June 30, 1997. The exhibit numbers shown are those in the 1997 Form 10-KSB as originally filed.

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
10.1(1,2)      Commercial Credit and Security Agreement, and Promissory Note,
               between Company and First Security Bank, N.A. (original aggregate amount of $2,500,000) (Page 7)

10.2(1,2,3)    1997 Employee Stock Purchase Plan (Page 37)

10.3(1,2)      Promissory Note in favor of Safeco Credit Company ($419,000)
               (Page 52)

10.4(1,2)      Commercial Credit and Security Agreement, and Promissory Note,
               between Company and First Security Bank ($322,716.55) (Page 53)

10.5(1,2)      Lease between Company and Valley American Investment Company
               (Page 71)


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


The following documents are filed as exhibits to this Form 10-QSB.

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
27             Financial Data Schedule


1 Denotes exhibits specifically incorporated into this Form 10-KSB by reference to other filings pursuant to the provisions of Rule 12B-32 under the Securities Exchange Act of 1934.

2 Denotes exhibits specifically incorporated into this Form 10-KSB by reference, pursuant to Regulation S-B, Item 10(f)(2). These documents are located under File No. 0-17219 and are located at the Securities and Exchange Commission, Public Reference Branch, 450 South 5th St., N.W., Washington, DC 20549.

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

                                   GENTNER COMMUNICATIONS CORPORATION


                                   /s/ Susie Strohm
                                   -----------------------------------------
                                   Susie Strohm
                                   Vice President, Finance


Date:  November 12, 1999

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
27             Financial Data Schedule