Form 10QSB
period 1999-12-31
GENTNER COMMUNICATIONS CORP
filed 2000-02-14
CIK 840715

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB


(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                         Commission file number: 0-17219

                       GENTNER COMMUNICATIONS CORPORATION
       -------------------------------------------------------------------
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

               CLASS OF COMMON STOCK                 FEBRUARY 10, 1999
                 $0.001 PAR VALUE                    8,267,815 SHARES

            Transitional Small Business Disclosure Format (check one)

                                 [ ] Yes [X] No

                       GENTNER COMMUNICATIONS CORPORATION

                                      INDEX


                                                                             PAGE
                                                                            NUMBER
                                                                            ------
PART I - FINANCIAL  INFORMATION

  Item 1. Financial Statements

         Balance Sheets
           December 31, 1999 (unaudited) and June 30, 1999.................... 3


         Statements of Income
           Three Months Ended December 31, 1999 and
           1998 (unaudited)................................................... 4


         Statements of Income
           Six Months Ended December 31, 1999 and
           1998 (unaudited)................................................... 5


         Statements of Cash Flows
           Six Months Ended December 31, 1999 and
           1998 (unaudited)................................................... 6


         Notes to Financial Statements........................................ 7


  Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................................11



PART II - OTHER  INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K...................................17

                       GENTNER COMMUNICATIONS CORPORATION

                                 BALANCE SHEETS


                                                                         (Unaudited)         (Audited)
                                                                        December 31,          June 30,
                                                                            1999                1999
                                                                        ------------         -----------
                                     ASSETS

Current assets:
    Cash and cash equivalents ........................................  $  4,173,089         $ 3,922,183
    Accounts receivable ..............................................     3,174,904           2,242,294
    Inventory ........................................................     2,901,939           2,858,835
    Deferred taxes ...................................................       115,000             115,000
    Other current assets .............................................       483,623             143,441
                                                                        ------------         -----------
        Total current assets .........................................    10,848,555           9,281,753

Property and equipment, net ..........................................     2,192,408           2,125,959
Other assets, net ....................................................        82,855             111,702
                                                                        ------------         -----------

        Total assets .................................................  $ 13,123,818         $11,519,414
                                                                        ============         ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable .................................................  $    678,465         $   725,193
    Accrued compensation and other benefits ..........................       461,780             762,345
    Accrued federal and state income taxes ...........................       (44,913)            229,087
    Other accrued expenses ...........................................       618,073             562,187
    Current portion of capital lease obligations .....................       238,679             215,854
                                                                        ------------         -----------
        Total current liabilities ....................................     1,952,084           2,494,666

Capital lease obligations ............................................       327,526             455,389
Deferred tax liability ...............................................       217,000             217,000
                                                                        ------------         -----------
        Total liabilities ............................................     2,496,610           3,167,055

Shareholders' equity:
    Common stock, 50,000,000 shares authorized, par value $.001,
      8,229,170 and 8,129,691 shares issued and outstanding at
      December 31, 1999 and June 30, 1999 ............................         8,229               8,130
    Additional paid-in capital .......................................     5,167,446           5,024,858
    Retained earnings ................................................     5,451,533           3,319,371
                                                                        ------------         -----------
        Total shareholders' equity ...................................    10,627,208           8,352,359
                                                                        ------------         -----------

        Total liabilities and shareholders' equity ...................  $ 13,123,818         $11,519,414
                                                                        ============         ===========


                             See accompanying notes

                       GENTNER COMMUNICATIONS CORPORATION

                              STATEMENTS OF INCOME


                                                          (Unaudited)
                                                      Three Months Ended
                                                          December 31,
                                                -------------------------------
                                                   1999                1998
                                                -----------         -----------
Product sales ................................  $ 6,114,738         $ 4,478,778
Service sales ................................    1,301,101             774,699
                                                -----------         -----------
    Total net sales ..........................    7,415,839           5,253,477

Cost of goods sold - products ................    2,262,365           1,731,335
Cost of goods sold - services ................      696,304             630,829
                                                -----------         -----------
    Total cost of goods sold .................    2,958,669           2,362,164
                                                -----------         -----------

Gross profit .................................    4,457,170           2,891,313

Operating Expenses:
    Marketing and selling ....................    1,564,876           1,090,110
    General and administrative ...............      750,392             553,087
    Product development ......................      495,912             407,406
                                                -----------         -----------
        Total operating expense ..............    2,811,180           2,050,603

        Operating income .....................    1,645,990             840,710

Other income (expense):
    Interest income ..........................       55,361              35,611
    Interest expense .........................      (17,411)            (55,830)
    Other, net ...............................       (6,174)              4,590
                                                -----------         -----------

        Total other income (expense) .........       31,776             (15,629)
                                                -----------         -----------

Income before income taxes ...................    1,677,766             825,081
Provision for income taxes ...................      626,000             308,000
                                                -----------         -----------
        Net income ...........................  $ 1,051,766         $   517,081
                                                ===========         ===========


Basic earnings per common share ..............  $      0.13         $      0.06
                                                ===========         ===========

Diluted earnings per common share ............  $      0.12         $      0.06
                                                ===========         ===========


                             See accompanying notes

                       GENTNER COMMUNICATIONS CORPORATION

                              STATEMENTS OF INCOME


                                                          (Unaudited)
                                                       Six Months Ended
                                                         December 31,
                                              ---------------------------------
                                                  1999                 1998
                                              ------------         ------------
Product sales ..............................  $ 12,122,283         $  9,193,674
Service sales ..............................     2,377,829            1,557,745
                                              ------------         ------------
    Total net sales ........................    14,500,112           10,751,419

Cost of goods sold - products ..............     4,363,690            3,657,240
Cost of goods sold - services ..............     1,310,597            1,222,285
                                              ------------         ------------
    Total cost of goods sold ...............     5,674,287            4,879,525
                                              ------------         ------------

Gross profit ...............................     8,825,825            5,871,894

Operating Expenses:
    Marketing and selling ..................     3,036,772            2,219,290
    General and administrative .............     1,497,013            1,188,718
    Product development ....................       956,588              770,935
                                              ------------         ------------
        Total operating expense ............     5,490,373            4,178,943

        Operating income ...................     3,335,452            1,692,951

Other income (expense):
    Interest income ........................       101,129               44,436
    Interest expense .......................       (35,961)             (90,290)
    Other, net .............................        (1,458)              (5,218)
                                              ------------         ------------

        Total other income (expense) .......        63,710              (51,072)
                                              ------------         ------------

Income before income taxes .................     3,399,162            1,641,879
Provision for income taxes .................     1,267,000              616,000
                                              ------------         ------------
        Net income .........................   $ 2,132,162         $  1,025,879
                                              ============         ============


Basic earnings per common share ............  $       0.26         $       0.13
                                              ============         ============

Diluted earnings per common share ..........  $       0.24         $       0.12
                                              ============         ============


                             See accompanying notes

                       GENTNER COMMUNICATIONS CORPORATION

                            STATEMENTS OF CASH FLOWS


                                                                        (Unaudited)
                                                                     Six Months Ended
                                                                        December 31,
                                                              -------------------------------
                                                                  1999                1998
                                                              -----------         -----------
Cash flows from operating activities:
    Net income .............................................  $ 2,132,162         $ 1,025,879
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization of property and
          equipment ........................................      362,954             376,402
        Amortization of other assets .......................        7,508              10,916
        Changes in operating assets and liabilities:
           Accounts receivable .............................     (932,610)           (758,345)
           Inventory .......................................      (43,104)            932,808
           Other current assets ............................     (340,182)           (112,088)
           Accounts payable and other accrued expenses .....     (565,407)            572,778
                                                              -----------         -----------

           Net cash provided by operating activities .......      621,321           2,048,350

Cash flows from investing activities:
    Purchases of property and equipment ....................     (429,403)           (282,348)
    Repayment of note receivable ...........................       21,339              10,277
                                                              -----------         -----------

           Net cash used in investing activities ...........     (408,064)           (272,071)

Cash flows from financing activities:
    Proceeds from issuance of common stock .................       41,746               2,073
    Exercise of employee stock options .....................      100,941             317,040
    Principal payments of capital lease obligations ........     (105,038)           (104,569)
    Principal payments of long-term debt ...................           --            (138,743)
                                                              -----------         -----------

           Net cash provided by financing activities .......       37,649              75,801

Net increase in cash .......................................      250,906           1,852,080
Cash at the beginning of the year ..........................    3,922,183             715,325
                                                              -----------         -----------

Cash at the end of the period ..............................  $ 4,173,089         $ 2,567,405
                                                              ===========         ===========

Supplemental disclosure of cash flow information:
           Income taxes paid ...............................  $(1,541,000)        $   (93,800)
           Interest paid ...................................  $   (35,768)        $   (93,018)


                             See accompanying notes

                       GENTNER COMMUNICATIONS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (UNAUDITED)


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

2.  EARNINGS PER COMMON SHARE

The following tables set forth the computation of basic and diluted net income per share:

                                                                                     Three months ended
                                                                                         December 31,
                                                                                ----------------------------
                                                                                   1999              1998
                                                                                ----------        ----------
Numerator:
    Net income ...............................................................  $1,051,766        $  517,081
                                                                                ==========        ==========
Denominator:
    Denominator for basic net income per share - weighted average shares .....   8,218,818         8,122,593
    Effect of dilutive securities using treasury stock method ................     571,762           297,682
                                                                                ----------        ----------
                                                                                 8,790,580         8,420,275
                                                                                ==========        ==========
Net income per share - basic .................................................  $     0.13        $     0.06
Net income per share - dilutive ..............................................  $     0.12        $     0.06


                                                                                      Six months ended
                                                                                         December 31,
                                                                                ----------------------------
                                                                                   1999              1998
                                                                                ----------        ----------
Numerator:
    Net income ...............................................................  $ 2,132,162       $1,025,879
                                                                                ==========        ==========
Denominator:
    Denominator for basic net income per share - weighted average shares .....   8,195,398         8,036,454
    Effect of dilutive securities using treasury stock method ................     519,286           244,964
                                                                                ----------        ----------
                                                                                 8,714,684         8,281,418
                                                                                ==========        ==========
Net income per share - basic.................................................... $    0.26    $     0.13
Net income per share - dilutive................................................. $    0.24    $     0.12

3.  COMPREHENSIVE INCOME

As of July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive income for the six-month periods ended December 31, 1999 and 1998 was equal to net income.

4.  USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and these accompanying notes. Actual results could differ from those estimates.

5.  INVENTORY

Inventory is summarized as follows:

                                          (Unaudited)         (Audited)
                                          December 31,         June 30,
                                              1999               1999
                                          ------------        ----------
        Raw Materials                      $1,054,402         $1,055,615
        Work in progress                      414,293            347,898
        Finished Goods                      1,433,244          1,455,322
                                           ----------         ----------
               Total inventory             $2,901,939         $2,858,835
                                           ==========         ==========


6.  STOCK OPTION EXERCISE

        The following table shows the changes in stock options outstanding.

                                                                          Weighted
                                                       Number             Average
                                                     of Shares        Exercise Price
                                                     ---------        --------------
Options outstanding as of June 30, 1999 ..........   1,408,048            $ 1.94

Options expired & canceled .......................     (80,000)             2.66
Options exercised ................................     (63,750)             0.93
Options granted ..................................      75,000              6.19
                                                     ---------            ------

Options outstanding as of September 30, 1999 .....   1,339,298              2.16

Options expired & canceled .......................    (142,500)             2.42
Options exercised ................................     (34,900)             1.95
Options granted ..................................     224,500             12.42
                                                     ---------            ------

Options outstanding as of December 31, 1999 ......   1,386,398            $ 3.81
                                                     =========            ======


7.  SEGMENT REPORTING

The Company has changed how it evaluates its operations internally resulting in a change in its segments from its Form 10-KSB. To obtain a better understanding of conferencing products and services and the related business opportunities, management has divided the former conferencing segment into two segments. As a result, the Company operates in four different segments - Remote Facilities Management (RFM)/Broadcast, Conferencing Products, Conferencing Services and Other. The RFM/Broadcast segment consists of remote site control products which are designed to monitor and control processes and equipment from a single source to many locations. This segment also consists of telephone interface products which are designed to facilitate the interface between regular telephone lines and the broadcast world allowing callers to speak live on radio airwaves to millions of listeners. The Conferencing Products segment consists of a full line of room system conferencing products including installed audio- and videoconferencing products. The Conferencing Services segment includes conference calling services and document conferencing services.

As the Company continues to evaluate its internal reporting, the Company has further clarified the breakdown of its operations resulting in a change in the way certain revenues and expenses are reported in the second quarter as compared to the first quarter. All periods presented have been restated to reflect these changes.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of these business segments based upon a measure of gross profit since general and administrative costs are not allocated to each segment.

The Company's reportable segments are strategic business units that offer products and services to satisfy different customer needs. They are managed separately because each segment requires focus and attention on their market and distribution channel.

The following tables summarize the segment information:

                                                   Conferencing  Conferencing                 Company
                                   RFM/Broadcast     Products       Services    All Other      Totals
                                   -------------   ------------  ------------   ---------   -----------
Quarter Ended December 31, 1999:
--------------------------------

Net sales                           $ 1,799,641     $4,281,404    $ 1,256,757    $78,037    $ 7,415,839
Cost of goods sold                      758,900      1,493,633        678,211     27,925      2,958,669
                                    -----------     ----------    -----------    -------    -----------
Gross profit                          1,040,741      2,787,771        578,546     50,112      4,457,170

Marketing and selling                   311,472        872,373        380,013      1,018      1,564,876
General and administrative              750,392
Product development                     253,989        241,923                                  495,912
                                                                                            -----------
Total operating expenses                                                                      2,811,180

Operating profit                                                                              1,645,990
Other income (expense)                                                                           31,776
                                                                                            -----------
Income before income taxes                                                                    1,677,766
Provision for income taxes                                                                     (626,000)
                                                                                            -----------
Net income                                                                                  $ 1,051,766
                                                                                            ===========

Quarter Ended December 31, 1998:
--------------------------------

Net sales                           $ 1,685,318     $2,745,879    $   745,154    $77,126    $ 5,253,477
Cost of goods sold                      695,694      1,030,173        606,450     29,847      2,362,164
                                    -----------     ----------    -----------    -------    -----------
Gross profit                            989,624      1,715,706        138,704     47,279      2,891,313

Marketing and selling                   289,028        581,298        218,468      1,316      1,090,110
General and administrative              553,087
Product development                     115,182        283,310                     8,914        407,406
                                                                                            -----------
Total operating expenses                                                                      2,050,603

Operating profit                                                                                840,710
Other income (expense)                                                                          (15,629)
                                                                                            -----------
Income before income taxes                                                                      825,081
Provision for income taxes                                                                     (308,000)
                                                                                            -----------
Net income                                                                                  $   517,081
                                                                                            ===========

                                                  Conferencing  Conferencing                  Company
                                   RFM/Broadcast    Products       Services     All Other      Totals
                                   -------------  ------------  ------------   -----------   ------------
Year-to-Date At December 31, 1999:

Net sales                            $3,858,172   $  8,176,749   $ 2,254,341   $   210,850   $ 14,550,112
Cost of goods sold                    1,523,901      2,804,807     1,272,350        73,229      5,674,287
                                     ----------   ------------   -----------   -----------   ------------
Gross profit                          2,334,271      5,371,942       981,991       137,621      8,825,825

Marketing and selling                   642,862      1,697,187       694,132         2,591      3,036,772
General and administrative            1,497,013
Product development                     509,672        446,916                                    956,588
                                                                                             ------------
Total operating expenses                                                                        5,490,373

Operating profit                                                                                3,335,452
Other income (expense)                                                                             63,710
                                                                                             ------------
Income before income taxes                                                                      3,399,162
Provision for income taxes                                                                     (1,267,000)
                                                                                             ------------
Net income                                                                                   $  2,132,162
                                                                                             ============

Year-to-Date At December 31, 1998:

Net sales                            $3,392,072   $  5,621,814   $ 1,455,332   $   282,201   $ 10,751,419
Cost of goods sold                    1,403,624      2,194,719     1,175,155       106,027      4,879,525
                                     ----------   ------------   -----------   -----------   ------------
Gross profit                          1,988,448      3,427,095       280,177       176,174      5,871,894

Marketing and selling                   585,534      1,189,097       440,170         4,489      2,219,290
General and administrative            1,188,718
Product development                     191,397        570,624                       8,914        770,935
                                                                                             ------------
Total operating expenses                                                                        4,178,943

Operating profit                                                                                1,692,951
Other income (expense)                                                                            (51,072)
                                                                                             ------------
Income before income taxes                                                                      1,641,879
Provision for income taxes                                                                       (616,000)
                                                                                             ------------
Net income                                                                                   $  1,025,879
                                                                                             ============

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



Results of Operations

The Company reports four different segments - Remote Facilities Management
(RFM)/Broadcast, Conferencing Products, Conferencing Services and Other. Total sales for the three months ended December 31, 1999 increased 41% compared to the same three-month period last year. Total sales for the six months ended December 31, 1999 increased 35% compared to the same six-month period last year. In both cases, growth is primarily due to increased Conferencing Products and Conferencing Services sales.

Conferencing products experienced a 56% sales growth comparing the second quarter of this fiscal year to the same quarter last year. Sales in conferencing products increased 45% comparing the first six months of this fiscal year to the first six months of last fiscal year. This increase was mainly due to the continued success of the Audio PerfectTM product line, as well as the introduction of new products, including the APV200 IP and the GT1524. The Audio PerfectTM product line began shipping in April of 1998 with the AP800, and also includes the AP10, the AP400, AP Tools, the AP IR Remote, and the APV200 IP. The flagship AP800 and the 4-channel AP400 products use advanced digital signal processing technology to achieve the highest quality echo cancellation on the market, Gentner's Distributed Echo CancellationTM, and incorporate several functional devices including automatic microphone mixing, echo cancellation, audio routing, audio equalization and audio processing into a single device. The Company has realized more of the revenue associated with a room installation as a result of the expanded applications. Additionally, the Company has expanded its product line, including its video conferencing system, the APV200 IP, the GT1524 for simpler applications and its newly announced PA 870 power amplifier. In addition, Gentner provides Assistive Listening Devices, both for applications in venues that require extra amplification for the hearing impaired, and its Venture line, which operates on a frequency appropriate for other applications, such as tours and language translation.

Conferencing services, 1-800 LETS MEET(R), experienced sales growth of 69% in the second quarter of this fiscal year as compared to the second quarter of last fiscal year. Conferencing services increased 55% for this fiscal year-to-date as compared to the same period in fiscal 1999. The Company attributes this growth in sales to an increased customer base as well as the overall market growth over the last year. This increase was also the result of the Company expanding its sales staff, who market its conference calling service, and the Company's commitment to quality service. The Company's conference calling service is being marketed not only to corporate clients, but also to long distance telephone service providers for resale.

RFM/Broadcast sales increased 7% in the second quarter of this fiscal year compared to the second quarter of last fiscal year. RFM/Broadcast consists of two product lines, Telephone Interface and Remote Facilities Management (RFM, formerly known as Remote Site Control). Sales of the Telephone Interface line increased 23% during the second quarter of this year compared to the second quarter of last year, primarily due to the Company's line of telephone hybrids. Telephone hybrids are used to connect telephone line audio to professional audio equipment. Remote Facilities Management decreased 18%, comparing second quarters, mainly due to fewer sales of the GSC3000. The Company believes that Year 2000 concerns attributed to fewer GSC3000 sales and does not expect to see this trend continue. The GSC3000 allows broadcasters to monitor and control many transmitter sites from one location.

RFM/Broadcast sales increased 14% for the six months ended December 31, 1999 compared to the six months ended December 31, 1998. Sales of the Telephone Interface line increased 13% comparing fiscal 2000 to date over fiscal 1999 to date. Remote Facilities Management increased 15%, comparing year-to-date, mainly due to sales of the GSC3000 which were strong enough in the first quarter to offset any decline in the second quarter as discussed above. Sales to the OEM, television and international markets contributed to the increased sales of the GSC3000.

Other sales increased 1% in the second quarter of this fiscal year compared to the second quarter of last fiscal year, and decreased 25% for the six months ending December 31, 1999 compared to the same period in 1998. In general, the Company is not promoting Other Products, and those sales are expected to continue to decline.

The Company's gross profit margin percentage was 60% for the second quarter of this year, and 55% for the same quarter last year. The Company's gross profit margin percentage was 61% for the first six months of this year, compared to 55% for the same period last year. This increase was primarily due to a critical focus on improving manufacturing processes, aggressive vendor pricing, new products with higher gross profit margins, and a different product mix. The Company does not expect to see margins remain at this level. The Company's overall gross profit margin would be negatively impacted if the price of raw components increases. Additionally, gross profit margins would be negatively affected if services become a higher percentage of total sales due to services' lower profit margin.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)



Results of Operations - (continued)

Operating expenses for the quarter increased 37% when comparing the second quarters of this fiscal year and last fiscal year. Operating expenses for the year-to-date increased 31% over last year. The most significant portion of these increases came in Marketing and selling expenses.

Marketing and selling expenses increased 44% for the second quarter as compared to last year. Marketing and selling expenses increased 37% for the year-to-date as compared to last year-to-date. The increase was primarily due to the hiring of additional personnel to more aggressively market and sell the Company's products and service. Also contributing to the increase was higher commission expense resulting from the increase in sales.

Product Development expenses increased 22% in the second quarter of this year compared to last year. Product Development expenses increased 24% for the year-to-date as compared to the same period last year. The increase was due to development expenses for new products and the hiring of personnel and associated recruiting costs. The Company anticipates these expenses will enhance future revenue growth.

Second quarter General and Administrative expenses increased 36% compared to the same period last year. Year-to-date expenses increased 26% as compared to the same period last year. This increase was mainly due to hiring of personnel to support sales increases and the infrastructure costs associated with the hiring of all new personnel. Also contributing to this increase was an accrual for NASDAQ National Market Listing fees.

Interest expense for the quarter is down 69% compared to the same quarter last year. Interest expense for the year-to-date is down 60% compared to last year due to the maturing of some of the Company's leases and the payoff of several notes later in fiscal 1999.

During the second quarter of fiscal 2000, income tax expense was calculated at a combined federal and state tax rate of about 37%, resulting in a tax expense of $626,000 for the second quarter and $1,267,000 for the year-to-date. Income tax expense was $308,000 for the second quarter of fiscal 1999 and $616,000 for fiscal 1999 year-to-date, with a calculated combined tax rate of about 38%.

Financial Condition and Liquidity

The Company's current ratio increased from 3.72:1 on June 30, 1999 to 5.56:1 on December 31, 1999. This increase in the current ratio was due primarily to an increase in the amount of cash on hand, a decrease in accrued expenses, as well as an increase in accounts receivable due to increased sales.

The Company continues to experience positive operating cash flows. Increasing sales and profitability have contributed to positive operating cash flows which were offset by an increase in accounts receivable and other current assets.

During the second quarter, the Company conducted a physical inventory of fixed assets. It was noted there were many fully depreciated assets still on the books, that had been disposed of physically. In reconciling the books to the physical fixed assets list, the Company wrote off gross fixed assets of $457,848 and wrote off accumulated deprecation of $452,710.

The Company has an available revolving line of credit of $5.0 million, which is secured by the Company's accounts receivable and inventory. The interest rate on the line of credit is a variable interest rate (250 basis points over the London Interbank Offered Rate (LIBOR), or prime less 0.25%, whichever the Company chooses). There was no outstanding balance on December 31, 1999. The line of credit expires on December 22, 2000.

As sales continue to increase, the Company expects to achieve its business plan through a combination of internally generated funds and short-term or long-term borrowings, if necessary.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)



Forward Looking Statements and Risk Factors

Certain statements contained in this report are forward looking statements. These include the discussion regarding the Company's beliefs, plans, objectives, expectations, and intentions about the Company's ability to obtain more of the revenue associated with room installations, the Company's belief that the trend of Year 2000 concerns attributing to fewer sales will not continue, the Company's belief that it will enhance future revenue growth through the development of new products, the Company's belief that it will improve its development cycle, the Company's anticipation that it can achieve its business plan through a combination of internally generated funds and short-term and/or long-term borrowing, and the Company's belief that a large percentage of customer credit defaults is unlikely. While the Company believes that such statements are accurate, the Company's business is dependent upon general economic conditions, particularly those that affect the demand for its products, including increased competition, and future trends and results which cannot be predicted with certainty. The Company's actual results could differ materially from those discussed in such forward-looking statements. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report. Factors that could cause or contribute to such differences include those discussed below in the section entitled "Factors that may Affect Future Results." Please see a detailed list of the risk factors that are outlined in the Company's Form 10-KSB for the fiscal year ended June 30, 1999, incorporated herein by reference.

Factors that may Affect Future Results

Competition - Rapid Technological Change

The RFM, conferencing products, conferencing services and other product markets are highly competitive and characterized by rapid technological change. The Company's future performance will depend in large part upon its ability to remain competitive and to develop and market new products and services in these markets. The Company competes with businesses having substantial financial, research and development, manufacturing, marketing and other resources.

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

Marketing

The Company has experience in marketing its products. However, it is subject to all of the risks inherent in the marketing and sale of current and new products and services in an evolving marketplace. The Company must effectively allocate its resources to the marketing and sale of these products through diverse channels of distribution. The Company's current strategy is to establish distribution channels and direct selling efforts in markets where it believes there is a growing need for its products and services. There can be no assurance that this strategy will prove successful.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)



Factors that may Affect Future Results - (continued)

Limited Capitalization

As of December 31, 1999, the Company had $4,173,089 in cash and $8,896,471 in working capital. The Company may be required to seek additional financing if anticipated levels of revenue are not realized, if higher than anticipated costs are incurred in the development, manufacture or marketing of the Company's products, or if product demand exceeds expected levels. There can be no assurance that any additional financing thereby necessitated will be available on acceptable terms, or at all.

In addition, the Company's revolving $5 million line of credit matures in December of 2000 and there can be no assurance that the Company will be able to extend the maturity date of the line of credit or obtain a replacement line of credit from another commercial institution. The Company had no outstanding balance payable on the line of credit as of December 31, 1999. To the extent the line of credit is not extended or replaced and cash from operations is unavailable to pay the indebtedness then outstanding under the line of credit, the Company may be required to seek additional financing.

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

Dependence on Supplier and Single Source of Supply

The Company has no written agreements with any of its suppliers. Furthermore, certain electronic components used in connection with the Company's products can only be obtained from single manufacturers and the Company is dependent upon the ability of these manufacturers to deliver such components to the Company's suppliers so that they can meet the Company's delivery schedules. The Company does not have a written commitment from such suppliers to fulfill the Company's future requirements. The Company's suppliers maintain an inventory of such components, but there can be no assurance that such components will always be readily available, available at reasonable prices, available in sufficient quantities, or deliverable in a timely fashion. If such key components become unavailable, it is likely that the Company will experience delays, which could be significant, in production and delivery of its products unless and until the Company can otherwise procure the required component or components at competitive prices, if at all. The lack of availability of these components could have a materially adverse effect on the Company.

Although the Company believes that most of the key components required for the production of its products are currently available in sufficient production quantities, there can be no assurance that they will remain available. Furthermore, suppliers of some of these components are currently or may become competitors of the Company, which might also affect the availability of key components to the Company. It is possible that other components required in the future may necessitate custom fabrication in accordance with specifications developed or to be developed by the Company. Also, in the event the Company or any of the manufacturers whose products the Company expects to utilize in the manufacture of its products, is unable to develop or acquire components in a timely fashion, the Company's ability to achieve production yields, revenues and net income may be adversely affected.

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

Possible Control by Officers and Directors

The officers and directors of the Company together had beneficial ownership of approximately 26.8% of the Common Stock (including options that are currently exercisable or exercisable within sixty (60) days) of the Company as of December 31, 1999. This significant holding in the aggregate place the officers and directors in a position, when acting together, to effectively control the Company (see "Security Ownership of Certain Beneficial Owners and Management" in the Company's Form 10-KSB for the fiscal year ended June 30, 1999, incorporated herein by reference).

Collectability of Outstanding Receivables

The Company grants credit without requiring collateral to substantially all of its customers. Although the possibility of a large percentage of customers defaulting exists, the Company considers this scenario to be highly unlikely. The current default rate is approximately 0.24%.

Year 2000

The Company assessed the impact of the Year 2000 issue* on its information technology ("IT") and non-IT systems. The Company completed all Year 2000 readiness work and did not experience any system problems. Approximately $53,500 was incurred during fiscal 1999 to upgrade existing systems so that they would be Year 2000 compatible. During fiscal 2000, all necessary software upgrades and patches were provided to the Company at no cost. The Company identified two of its systems and some personal computers that had to be upgraded. There were no significant interruptions to the business caused by the upgrade process. The Company financed the upgrades with operating income.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)



Factors that may Affect Future Results - (continued)

The Company purchased the software and hardware to upgrade its internal phone system, including the voice mail system. The system was upgraded during fiscal 1999, and associates were trained on how to use the new system. The cost of this software and hardware was approximately $50,000. The Company also upgraded its conference calling bridge. This system is essential to the Company's conference calling service. The manufacturer furnished the software to the Company at no cost, and internal costs during the upgrade process were minimal. The personal computers were upgraded by the end of April of 1999, at a cost of approximately $3,500.

To the best of our knowledge, the Company determined through direct contacts that its material vendors and suppliers, and its larger customers were Year 2000 compliant. To date, no major customer or supplier that the Company contacted has experienced any Year 2000 compliance problems that have impacted the operations of the Company.

The Company developed contingency plans for dealing with Year 2000 issues, including the worst case scenarios. Those plans are in place. To date, it has not been necessary to put any contingency plans into effect.

The Company's GSC3000 software that experienced a non-critical error related to the date changing to 2000. No data was lost or corrupted as a result of the problem. The alarm screen reported the date as 1/1/100 instead of 1/1/00. This problem has been resolved for all customers through the application of a software patch sent directly to each customer. The cost of this patch, including labor and materials, was approximately $4,000.

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

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
3.1(1),(2)        Articles of Incorporation and all amendments thereto through
                  March 1, 1988. (Page 10)


10.4(1),(2)       VRC-1000 Purchase Agreement between Gentner Engineering
                  Company, Inc. (a former subsidiary of the Company which was merged into the Company) and Gentner Research Ltd., dated
                  January 1, 1987. (Page 71)


The following exhibits are hereby incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991. The exhibit numbers shown are those in the 1991 Form 10-K as originally filed.

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
3.1(1),(2)        Amendment to Articles of Incorporation, dated July 1, 1991.
                  (Page 65)

10.1(1),(2)       Internal Modem Purchase Agreement between Gentner Engineering
                  Company, Inc. and Gentner Research, Ltd., dated October 12,
                  1987. (Page 69)

10.2(1),(2)       Digital Hybrid Purchase Agreement between Gentner Engineering,
                  Inc. and Gentner Research, Ltd., dated September 8, 1988.
                  (Page 74)


The following documents are hereby incorporated by reference from the Company's Form 10-KSB for the fiscal year ended June 30, 1993. The exhibit numbers shown are those in the 1993 Form 10-KSB as originally filed.

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
3(1),(2)          Bylaws, as amended on August 24, 1993. (Page 16)

The following documents are hereby incorporated by reference from the Company's Form 10-KSB for the fiscal year ended June 30, 1996. The exhibit numbers shown are those in the 1996 Form 10-KSB as originally filed.

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
10(1),(2),(3)     1990 Incentive Plan, as amended August 7, 1996 (Page 40)


The following documents are hereby incorporated by reference from the Company's Form 10-KSB for the fiscal year ended June 30, 1997. The exhibit numbers shown are those in the 1997 Form 10-KSB as originally filed.

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
10.1(1),(2)       Commercial Credit and Security Agreement, and Promissory Note,
                  between Company and First Security Bank, N.A. (original
                  aggregate amount of $2,500,000) (Page7)

10.2(1),(2),(3)   1997 Employee Stock Purchase Plan (Page 37)

10.3(1),(2)       Promissory Note in favor of Safeco Credit Company ($419,000)
                  (Page 52)

10.4(1),(2)       Commercial Credit and Security Agreement, and Promissory Note,
                  between Company and First Security Bank ($322,716.55) (Page
                  53)

10.5(1),(2)       Lease between Company and Valley American Investment Company
                  (Page 71)

The following documents are hereby incorporated by reference from the Company's Form 10-KSB for the fiscal year ended June 30, 1998. The exhibit numbers shown are those in the 1998 Form 10-KSB as originally filed.

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
10.1(1),(2),(3)   1998 Stock Option Plan and Form of Grant (Page 42)

10.2(1),(2)       Modification Agreement dated as of December 24, 1997, between
                  First Security Bank, N.A. and the Company (Page 66)

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

The following documents are filed as exhibits to this Form 10-QSB.

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
27                Financial Data Schedule

----------------
(1) Denotes exhibits specifically incorporated into this Form 10-KSB by reference to other filings pursuant to the provisions of Rule 12b-32 under the Securities Exchange Act of 1934.

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



                                        GENTNER COMMUNICATIONS CORPORATION
                                        (Registrant)



Date:  February 10, 1999                /s/ Susie Strohm
                                        -------------------------------------
                                        Susie Strohm
                                        Vice President, Finance