Form 10QSB
period 2000-03-31
GENTNER COMMUNICATIONS CORP
filed 2000-05-15
CIK 840715

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2000
                                                 --------------

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from _______________ to _______________

                         Commission file number: 0-17219
                                                 -------

                       GENTNER COMMUNICATIONS CORPORATION
                       ----------------------------------
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


                                 (801) 975-7200
                                 --------------
                           (Issuer's telephone number)


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

      Class of Common Stock                               May 15, 2000
        $0.001 par value                                8,372,038 shares

        Transitional Small Business Disclosure Format (check one)

                                 [ ] Yes [X] No

                       GENTNER COMMUNICATIONS CORPORATION

                                      INDEX


                                                                          Page
                                                                         Number
                                                                         ------

PART I - FINANCIAL  INFORMATION

  Item 1. Financial Statements

         Balance Sheets
           March 31, 2000 (unaudited) and June 30, 1999.................... 3


         Statements of Income
           Three Months Ended March 31, 2000 and
           1999 (unaudited)................................................ 4


         Statements of Income
           Nine Months Ended March 31, 2000 and
           1999 (unaudited)................................................ 5


         Statements of Cash Flows
           Nine Months Ended March 31, 2000 and
           1999 (unaudited)................................................ 6


         Notes to Financial Statements..................................... 7


  Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................11



PART II - OTHER  INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K................................17

                       GENTNER COMMUNICATIONS CORPORATION

                                 BALANCE SHEETS


                                                                   (Unaudited)    (Audited)
                                                                     March 31,     June 30,
                                                                       2000          1999
                                                                       ----          ----
                               ASSETS

Current assets:
    Cash and cash equivalents ..................................   $ 5,372,790   $ 3,922,183
    Accounts receivable, net ...................................     3,620,967     2,242,294
    Inventory ..................................................     3,459,214     2,858,835
    Deferred taxes .............................................       115,000       115,000
    Other current assets .......................................       347,482       143,441
                                                                   -----------   -----------
        Total current assets ...................................    12,915,453     9,281,753

Property and equipment, net ....................................     2,572,657     2,125,959
Other assets, net ..............................................        62,484       111,702
                                                                   -----------   -----------

        Total assets ...........................................   $15,550,594   $11,519,414
                                                                   ===========   ===========


           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable ...........................................   $   747,493   $   725,193
    Accrued compensation and other benefits ....................       726,975       762,345
    Accrued income tax .........................................       378,087       229,087
    Other accrued expenses .....................................       935,186       562,187
    Current portion of capital lease obligations ...............       244,190       215,854
                                                                   -----------   -----------
        Total current liabilities ..............................     3,031,931     2,494,666

Capital lease obligations ......................................       267,349       455,389
Deferred tax liability .........................................       217,000       217,000
                                                                   -----------   -----------
        Total liabilities ......................................     3,516,280     3,167,055

Shareholders' equity:
    Common stock, 50,000,000 shares authorized, par value $.001,
      8,361,880 and 8,129,691 shares issued and outstanding at
      March 31, 2000 and June 30, 1999 .........................         8,362         8,130
    Additional paid-in capital .................................     5,334,164     5,024,858
    Retained earnings ..........................................     6,691,788     3,319,371
                                                                   -----------   -----------
        Total shareholders' equity .............................    12,034,314     8,352,359
                                                                   -----------   -----------

        Total liabilities and shareholders' equity .............   $15,550,594   $11,519,414
                                                                   ===========   ===========








                             See accompanying notes


                       GENTNER COMMUNICATIONS CORPORATION

                              STATEMENTS OF INCOME


                                                             (Unaudited)
                                                         Three Months Ended
                                                              March 31,
                                                   ----------------------------
                                                       2000              1999
                                                       ----              ----

Product sales ................................     $ 6,161,804      $ 4,996,200
Service sales ................................       1,705,629          822,951
                                                   -----------      -----------
    Total net sales ..........................       7,867,433        5,819,151

Cost of goods sold - products ................       2,152,928        1,895,810
Cost of goods sold - services ................         751,526          541,433
                                                   -----------      -----------
    Total cost of goods sold .................       2,904,454        2,437,243
                                                   -----------      -----------

Gross profit .................................       4,962,979        3,381,908

Operating Expenses:
    Marketing and selling ....................       1,808,549        1,290,077
    General and administrative ...............         779,953          723,669
    Product development ......................         436,582          375,850
                                                   -----------      -----------
        Total operating expenses .............       3,025,084        2,389,596

        Operating income .....................       1,937,895          992,312

Other income (expense):
    Interest income ..........................          59,355           21,490
    Interest expense .........................         (15,689)         (37,077)
    Other, net ...............................          (2,576)          (9,696)
                                                   -----------      -----------

        Total other income (expense) .........          41,090          (25,283)
                                                   -----------      -----------

Income before income taxes ...................       1,978,985          967,029
Provision for income taxes ...................         738,730          360,700
                                                   -----------      -----------
        Net income ...........................     $ 1,240,255      $   606,329
                                                   ===========      ===========


Basic earnings per common share ..............     $      0.15      $      0.07
                                                   ===========      ===========

Diluted earnings per common share ............     $      0.14      $      0.07
                                                   ===========      ===========














                             See accompanying notes


                       GENTNER COMMUNICATIONS CORPORATION

                              STATEMENTS OF INCOME


                                                            (Unaudited)
                                                         Nine Months Ended
                                                             March 31,
                                                 ------------------------------
                                                     2000              1999
                                                     ----              ----

Product sales ..............................     $ 18,284,087      $ 14,189,873
Service sales ..............................        4,083,458         2,380,696
                                                 ------------      ------------
    Total net sales ........................       22,367,545        16,570,569

Cost of goods sold - products ..............        6,516,618         5,553,051
Cost of goods sold - services ..............        2,062,123         1,763,717
                                                 ------------      ------------
    Total cost of goods sold ...............        8,578,741         7,316,768
                                                 ------------      ------------

Gross profit ...............................       13,788,804         9,253,801

Operating Expenses:
    Marketing and selling ..................        4,845,321         3,509,366
    General and administrative .............        2,276,966         1,912,388
    Product development ....................        1,393,170         1,146,785
                                                 ------------      ------------
        Total operating expenses ...........        8,515,457         6,568,539

        Operating income ...................        5,273,347         2,685,262

Other income (expense):
    Interest income ........................          160,484            65,926
    Interest expense .......................          (51,650)         (127,367)
    Other, net .............................           (4,034)          (14,913)
                                                 ------------      ------------

        Total other income (expense) .......          104,800           (76,354)
                                                 ------------      ------------

Income before income taxes .................        5,378,147         2,608,908
Provision for income taxes .................        2,005,730           976,700
                                                 ------------      ------------
        Net income .........................      $_3,372,417      $  1,632,208
                                                 ============      ============


Basic earnings per common share ............     $       0.41      $       0.20
                                                 ============      ============

Diluted earnings per common share ..........     $       0.39      $       0.19
                                                 ============      ============













                             See accompanying notes



                       GENTNER COMMUNICATIONS CORPORATION

                            STATEMENTS OF CASH FLOWS


                                                                          (Unaudited)
                                                                       Nine Months Ended
                                                                           March 31,
                                                                 --------------------------
                                                                      2000           1999
                                                                      ----           ----

Cash flows from operating activities:
    Net income ...............................................   $ 3,372,417    $ 1,632,208
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization of property and
          equipment ..........................................       559,742        535,633
        Amortization of other assets .........................        18,224         16,374
        Changes in operating assets and liabilities:
           Accounts receivable ...............................    (1,378,673)      (997,450)
           Inventory .........................................      (600,379)       277,876
           Other current assets ..............................      (204,041)       (56,495)
           Accounts payable and other accrued expenses .......       508,929        937,278
                                                                 -----------    -----------

           Net cash provided by operating activities .........     2,276,219      2,345,424

Cash flows from investing activities:
    Purchases of property and equipment ......................    (1,006,440)      (413,265)
    Repayment of note receivable .............................        30,994         17,459
    Decrease in other assets .................................             0          1,752
                                                                 -----------    -----------

           Net cash used in investing activities .............      (975,446)      (394,054)

Cash flows from financing activities:
    Proceeds from issuance of common stock ...................        23,820          2,902
    Exercise of employee stock options .......................       285,718        318,050
    Principal payments of capital lease obligations ..........      (159,704)      (166,115)
    Principal payments of long-term debt .....................             0       (688,214)
                                                                 -----------    -----------

           Net cash provided by (used in) financing activities       149,834       (533,377)

Net increase in cash .........................................     1,450,607      1,417,993
Cash at the beginning of the year ............................     3,922,183        715,325
                                                                 -----------    -----------

Cash at the end of the period ................................   $ 5,372,790    $ 2,133,218
                                                                 ===========    ===========

Supplemental disclosure of cash flow information:
           Income taxes paid .................................   $(1,856,000)   $  (708,593)
           Interest paid .....................................   $   (51,650)   $  (129,857)







                             See accompanying notes

                       GENTNER COMMUNICATIONS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)

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

2.  Earnings Per Common Share

The following tables set forth the computation of basic and diluted net income per share:

                                                                                     Three months ended
                                                                                          March 31,
                                                                                          ---------
                                                                                      2000         1999
                                                                                      ----         ----
Numerator:
    Net income .................................................................   $1,240,255   $  606,329
                                                                                   ==========   ==========
Denominator:
    Denominator for basic net income per share - weighted average shares .......    8,300,841    8,123,953
    Effect of dilutive securities using treasury stock method ..................      554,964      418,191
                                                                                   ----------   ----------
                                                                                    8,855,805    8,542,144
                                                                                   ==========   ==========

Net income per share - basic ...................................................   $     0.15   $     0.07
Net income per share - dilutive ................................................   $     0.14   $     0.07



                                                                                      Nine months ended
                                                                                          March 31,
                                                                                          ---------
                                                                                       2000         1999
                                                                                       ----         ----
Numerator:
    Net income .................................................................   $3,372,417  $ 1,632,208
                                                                                   ==========   ==========
Denominator:
    Denominator for basic net income per share - weighted average shares .......    8,230,546    8,064,981
    Effect of dilutive securities using treasury stock method ..................      502,735      319,380
                                                                                   ----------   ----------
                                                                                    8,733,281    8,384,361
                                                                                   ==========   ==========

Net income per share - basic ...................................................   $     0.41   $     0.20
Net income per share - dilutive ................................................   $     0.39   $     0.19

3.  Comprehensive Income

As of July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive income for the nine-month periods ended March 31, 2000 and 1999 was equal to net income.

4.  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and these accompanying notes. Actual results could differ from those estimates.

5.  Inventory

Inventory is summarized as follows:
                                             (Unaudited)        (Audited)
                                              March 31,          June 30,
                                                2000              1999
                                                ----              ----

        Raw Materials                        $ 1,507,356       $ 1,055,615
        Work in progress                         439,747           347,898
        Finished Goods                         1,512,111         1,455,322
                                             -----------       -----------

               Total inventory               $ 3,459,214       $ 2,858,835
                                              ==========        ==========


6.  Stock Option Exercise

        The following table shows the changes in stock options outstanding.

                                                                 Weighted
                                                    Number       Average
                                                   of Shares  Exercise Price
                                                   ---------  --------------

Options outstanding as of June 30, 1999 .......    1,408,048    $    1.94

Options expired & canceled ....................      (80,000)        2.66
Options exercised .............................      (63,750)        0.93
Options granted ...............................       75,000         6.19
                                                  ----------    ---------

Options outstanding as of September 30, 1999...    1,339,298         2.16

Options expired & canceled ....................     (142,500)        2.42
Options exercised .............................     (34,900)        1.95
Options granted ...............................      224,500        12.42
                                                  ----------    ---------

Options outstanding as of December 31, 1999...     1,386,398    $    3.81
                                                  ----------    ---------

Options expired & canceled ....................      (62,000)        6.04
Options exercised .............................     (132,350)        1.24
Options granted ...............................       19,500        19.63
                                                  ----------    ---------

Options outstanding as of March 31, 2000 ......    1,211,548    $    4.24
                                                  ==========    =========


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

As the Company continues to evaluate its internal reporting, the Company has further clarified the breakdown of its operations resulting in a change in the way certain revenues and expenses are reported in the second and third quarters as compared to the first quarter. All periods presented have been restated to reflect these changes.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of these business segments based upon a measure of gross profit since general and administrative costs are not allocated to each segment.

The Company's reportable segments are strategic business units that offer products and services to satisfy different customer needs. They are managed separately because each segment requires focus and attention on its market and distribution channel.

The following tables summarize the segment information:

                                                Conferencing  Conferencing                    Company
                                                ------------  ------------                    -------
                                 RFM/Broadcast    Products      Services       All Other      Totals
                                 -------------    --------      --------       ---------      ------

Quarter Ended March 31, 2000:
----------------------------

Net sales                       $  1,802,155  $  4,340,422   $ 1,667,139    $    57,717  $  7,867,433
Cost of goods sold                   661,195     1,490,867       730,854         21,538     2,904,454
                                  ----------     ---------    ----------       --------     ---------
Gross profit                       1,140,960     2,849,555       936,285         36,179     4,962,979

Marketing and selling                261,973     1,032,111       514,472            (7)     1,808,549
General and administrative                                                                    779,953
Product development                  154,816       281,766                                    436,582
                                                                                           ----------
Total operating expenses                                                                    3,025,084

Operating profit                                                                            1,937,895
Other income (expense)                                                                         41,090
                                                                                           ----------
Income before income taxes                                                                  1,978,985
Provision for income taxes                                                                   (738,730)
                                                                                           ----------
Net income                                                                               $  1,240,255
                                                                                         ============

Quarter Ended March 31, 1999:
----------------------------

Net sales                       $  1,843,548  $  3,107,320   $   797,320    $    70,963  $  5,819,151
Cost of goods sold                   714,246     1,143,900       528,533         50,564     2,437,243
                                  ----------     ---------       -------       --------     ---------
Gross profit                       1,129,302     1,963,420       268,787         20,399     3,381,908

Marketing and selling                266,744       798,407       223,161          1,765     1,290,077
General and administrative                                                                    723,669
Product development                  147,655       219,220                        8,975       375,850
                                                                                            ---------
Total operating expenses                                                                    2,389,596

Operating profit                                                                              992,312
Other income (expense)                                                                        (25,283)
                                                                                            ---------
Income before income taxes                                                                    967,029
Provision for income taxes                                                                   (360,700)
                                                                                            ---------
Net income                                                                                 $  606,329
                                                                                           ==========


                                                Conferencing  Conferencing                    Company
                                                ------------  ------------                    -------
                                 RFM/Broadcast    Products      Services       All Other      Totals
                                 -------------    --------      --------       ---------      ------

Year-to-Date At March 31, 2000:

Net sales                       $  5,660,327   $12,517,171   $ 3,921,480    $   268,567  $ 22,367,545
Cost of goods sold                 2,185,096     4,295,674     2,003,204         94,767     8,578,741
                                   ---------     ---------     ---------       --------   -----------
Gross profit                       3,475,231     8,221,497     1,918,276        173,800    13,788,804

Marketing and selling                904,835     2,729,298     1,208,604          2,584     4,845,321
General and administrative                                                                  2,276,966
Product development                  664,488       728,682                                  1,393,170
                                                                                            ---------
Total operating expenses                                                                    8,515,457

Operating profit                                                                            5,273,347
Other income (expense)                                                                        104,800
                                                                                            ---------
Income before income taxes                                                                  5,378,147
Provision for income taxes                                                                 (2,005,730)
                                                                                            ---------
Net income                                                                               $  3,372,417
                                                                                         ============

Year-to-Date At March 31, 1999:

Net sales                       $  5,235,620  $  8,729,134   $ 2,252,652    $   353,163  $ 16,570,569
Cost of goods sold                 2,117,870     3,338,619     1,703,688        156,591     7,316,768
                                   ---------     ---------     ---------        -------     ---------
Gross profit                       3,117,750     5,390,515       548,964        196,572     9,253,801

Marketing and selling                852,278     1,987,504       663,331          6,254     3,509,367
General and administrative                                                                  1,912,387
Product development                  339,052       789,844                       17,889     1,146,785
                                                                                            ---------
Total operating expenses                                                                    6,568,539

Operating profit                                                                            2,685,262
Other income (expense)                                                                        (76,354)
                                                                                            ---------
Income before income taxes                                                                  2,608,908
Provision for income taxes                                                                   (976,700)
                                                                                            ---------
Net income                                                                                 $1,632,208
                                                                                           ==========

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations

The Company  reports  four  different  segments - Remote  Facilities  Management
(RFM)/Broadcast, Conferencing Products, Conferencing Services and Other. Total sales for the three months ended March 31, 2000 increased 35% from $5,819,151 to $7,867,433 compared to the same three-month period last year. Total sales for the nine months ended March 31, 2000 increased 35% from $16,570,569 to $22,367,545 compared to the same nine-month period last year. In both cases, growth is primarily due to increased Conferencing Products and Conferencing Services sales.

Conferencing products experienced a 40% sales growth comparing the third quarter of this fiscal year to the same quarter last year from $3,107,320 to $4,340,422. Sales in conferencing products increased 43% comparing the first nine months of this fiscal year to the first nine months of last fiscal year from $8,729,134 to $12,517,171. This increase was mainly due to the continued success of the Audio PerfectTM product line, as well as the introduction of new products, including the APV200 IP and the GT1524. The Audio PerfectTM product line began shipping in April of 1998 with the AP800, and also includes the AP10, the AP400, AP Tools, the AP IR Remote, and the APV200 IP. The flagship AP800 and the 4-channel AP400 products use advanced digital signal processing technology to achieve the highest quality echo cancellation on the market, Gentner's Distributed Echo CancellationTM, and incorporate several functional devices including automatic microphone mixing, echo cancellation, audio routing, audio equalization and audio processing into a single device. The Company has realized more of the revenue associated with a room installation as a result of the expanded applications. During the third quarter, the Company started shipping the PA870 power amplifier. In addition, Gentner provides Assistive Listening Devices, both for applications in venues that require extra amplification for the hearing impaired, and its Venture line, which operates on a frequency appropriate for other applications, such as tours and language translation.

Conferencing services, 1-800 LETS MEET(R), experienced sales growth of 109% in the third quarter of this fiscal year as compared to the third quarter of last fiscal year. Revenues for the third quarter of fiscal 2000 were $1,667,189 compared to $797,320 for third quarter of fiscal 1999. Conferencing services increased 74% for this fiscal year-to-date as compared to the same period in fiscal 1999. Revenues for fiscal 2000 year-to-date were $3,921,480 compared to $2,252,652 for fiscal 1999 year-to-date. The Company attributes this growth in sales to an increased customer base as well as the overall market growth over the last year. This increase was also the result of the Company expanding its sales staff, who market its conference calling service, and the Company's commitment to quality service. The Company's conference calling service is being marketed not only to corporate clients, but also to long distance telephone service providers for resale.

RFM/Broadcast sales decreased 2% to $1,802,155 from $1,843,548 in the third quarter of this fiscal year compared to the third quarter of last fiscal year. RFM/Broadcast consists of two product lines, Telephone Interface and Remote Facilities Management (RFM, formerly known as Remote Site Control). Sales of the Telephone Interface line decreased 1% during the third quarter of this year compared to the third quarter of last year, primarily due to the fact that market growth has become flat and the product market has become primarily a replacement market. Telephone hybrids are used to connect telephone line audio to professional audio equipment. RFM decreased 5%, comparing third quarters, mainly due to fewer sales of the GSC3000. GSC revenue last year was driven by requirements by the FCC for the top 30 markets across the country to have the HDTV infrastructure installed. Those sales trends were expected to continue into the smaller markets as well, however, the FCC postponed the required installation of HDTV in the remaining markets until 2002. The GSC3000 allows broadcasters to monitor and control many transmitter sites from one location.

RFM/Broadcast sales increased 8% to $5,660,327 up from $5,235,620 for the nine months ended March 31, 2000 compared to the nine months ended March 31, 1999. Sales of the Telephone Interface line increased 9% comparing fiscal 2000 year-to-date over fiscal 1999 year-to-date. Remote Facilities Management increased 7%, comparing year-to-date, mainly due to sales of the GSC3000 which were strong enough in the first quarter to offset any decline in the second and third quarters as discussed above. Sales to the OEM, television and international markets contributed to the increased sales of the GSC3000. New 32-bit software that enhances the features and functionality of the GSC3000 is currently in beta testing and shipping is anticipated to begin in June. This new software will allow for custom GUI screen design, custom reporting, TCPIP connectivity, and faster alarm reporting. Gentner will also be shipping the VRC2500, a smaller version of the GSC3000 designed for the small TV or radio stations that only require 16 or fewer channels for monitoring various station functions. The GSC3000 is designed to monitor up to 256 channels.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - (continued)


Results of Operations - (continued)

Other sales decreased 19% in the third quarter of this fiscal year compared to the third quarter of last fiscal year, and decreased 24% for the nine months ending March 31, 2000 compared to the same period in 1999. Sales for the third quarter of fiscal 2000 were $57,717 compared to $70,963 for the third quarter of fiscal 1999. Sales for fiscal 2000 year-to-date were $268,567 compared to $353,164 for fiscal 1999 year-to-date. In general, the Company is not promoting Other Products, and those sales are expected to continue to decline.

The Company's gross profit margin percentage was 63% for the third quarter of this year, and 58% for the same quarter last year. The Company's gross profit margin percentage was 62% for the first nine months of this year, compared to 56% for the same period last year. This increase was primarily due to improved margins in conferencing services, improved manufacturing processes, new products with higher gross profit margins, and a different product mix. The Company's overall gross profit margin would be negatively impacted if the price of raw components increases.

Operating expenses for the quarter increased 27% when comparing the third quarters of this fiscal year and last fiscal year. Operating expenses for the year-to-date increased 30% over last year. The most significant portion of these increases came in marketing and selling expenses.

Marketing and selling expenses increased 40% for the third quarter as compared to last year. Marketing and selling expenses increased 38% for the year-to-date as compared to last year-to-date. The increase was primarily due to higher commission expense resulting from the increase in sales. Also contributing to the increase was higher salary expenses connected to the hiring of additional marketing and selling personnel.

Product Development expenses increased 16% in the third quarter of this year compared to last year. Product Development expenses increased 21% for the year-to-date as compared to the same period last year. The increase was due to development expenses for new products and the hiring of personnel and associated recruiting costs. The Company anticipates these expenses will enhance future revenue growth.

Third quarter General and Administrative expenses increased 8% compared to the same period last year. Year-to-date expenses increased 19% as compared to the same period last year. This increase was mainly due to hiring of personnel to support sales increases and the infrastructure costs associated with the hiring of such new personnel. Also contributing to this increase was the expense associated with the NASDAQ National Market Listing fees.

Interest expense for the third quarter is down 58% compared to the same quarter last year. Interest expense for the year-to-date is down 59% compared to last year due to the maturing of some of the Company's leases and the payoff of several notes later in fiscal 1999.

During the third quarter of fiscal 2000, income tax expense was calculated at a combined federal and state tax rate of about 37%, resulting in a tax expense of $738,730 for the third quarter and $2,005,730 for the year-to-date. Income tax expense was $360,700 for the third quarter of fiscal 1999 and $976,700 for fiscal 1999 year-to-date, with a calculated combined tax rate of about 37%.

Financial Condition and Liquidity

The Company's current ratio increased from 3.72:1 on June 30, 1999 to 4.26:1 on March 31, 2000. This increase in the current ratio was due primarily to an increase in the amount of cash on hand, an increase in accounts receivable due to increased sales, and an increase in inventory. Offsetting the increase in the current ratio was an increase in accrued expenses, particulartly in federal and state income taxes and other accrued operating expenses.

The Company continued to experience positive operating cash flows. Increasing sales and profitability have contributed to positive operating cash flows which were offset by an increase in accounts receivable, inventory and purchases of property and equipment.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - (continued)


Results of Operations - (continued)

The Company believes that most of the key components required for the production of its products are currently available in sufficient quantities, although lead times and prices have been increasing. Thirty-five percent of the raw materials currently needed require lead times of eight weeks or longer. The Company has purchased more of these "longer lead time" parts to ensure continued delivery of products thereby increasing overall inventory.

During the second and third quarters, the Company conducted a physical inventory of fixed assets. It was noted there were many fully depreciated assets still on the books, that had been disposed of physically. In reconciling the books to the physical fixed assets list, the Company wrote off gross fixed assets of $1,042,366 and wrote off accumulated depreciation of $1,038,234 during the third quarter.

The Company has an available revolving line of credit of $5.0 million, which is secured by the Company's accounts receivable and inventory. The interest rate on the line of credit is a variable interest rate (250 basis points over the London Interbank Offered Rate (LIBOR), or prime less 0.25%, whichever the Company chooses). There was no outstanding balance on March 31, 2000. The line of credit expires on December 22, 2000.

As sales continue to increase, the Company expects to achieve its business plan through a combination of internally generated funds and short-term or long-term borrowings, if necessary.


Forward Looking Statements and Risk Factors

Certain statements contained in this report are forward looking statements. These include the discussion regarding the Company's beliefs, plans, objectives, expectations, and intentions about the Company's belief that new 32-bit software is currently in beta testing and shipping is anticipated to begin in June, the Company's anticipation that it will ship the VRC2500 in September, the Company's expectation that it will achieve its business plan through a combination of internally generated funds and short-term or long-term borrowings and the Company's belief it must establish distribution channels and direct selling efforts in markets where it perceives a growing need for the Company's products and services. While the Company believes that such statements are accurate, the Company's business is dependent upon general economic conditions, particularly those that affect the demand for its products, including increased competition, and future trends and results which cannot be predicted with certainty. The Company's actual results could differ materially from those discussed in such forward-looking statements. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report. Factors that could cause or contribute to such differences include those discussed below in the section entitled "Factors that May Affect Future Results."

Factors that May Affect Future Results

Competition - Rapid Technological Change

The RFM, conferencing products, conferencing services and other product markets are highly competitive and characterized by rapid technological change. The Company's future performance will depend in large part upon its ability to remain competitive and to develop and market new products and services in these markets. The Company competes with businesses having substantially greater financial, research and development, manufacturing, marketing and other resources.

The markets in which the Company competes have historically involved the introduction of new and technologically advanced products and services that cost less or perform better. If the Company is not competitive in its research and development efforts, its products may become obsolete or be priced above competitive levels.

Although management believes that, based on their performance and price, its products are currently attractive to customers, there can be no assurance that competitors will not introduce comparable or technologically superior products which are priced more favorably than the Company's products.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - (continued)


Factors that May Affect Future Results - (continued)

Marketing

The Company is subject to the risks inherent in the marketing and sale of current and new products and services in an evolving marketplace. The Company must effectively allocate its resources to the marketing and sale of these products through diverse channels of distribution. The Company's current strategy is to establish distribution channels and direct selling efforts in markets where it believes there is a growing need for its products and services. There can be no assurance that this strategy will prove successful.

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

Price discounts to the Company's distribution market are based on performance. However, there are no obligations on the part of such representatives and dealers to provide any specified level of support to the Company's products or to devote any specific time, resources or efforts to the marketing of the Company's products. There are no prohibitions on dealers offering products that are competitive with those of the Company. Most dealers do offer competitive products. The Company reserves the right to maintain house accounts, which are for products sold direct. The loss of representatives or dealers could have a material adverse effect on the Company's business.

Limited Capitalization

As of March 31, 2000, the Company had $5,372,790 in cash and $9,883,522 in working capital. The Company may be required to seek additional financing if anticipated levels of revenue are not realized, if higher than anticipated costs are incurred in the development, manufacture or marketing of the Company's products, or if product demand exceeds expected levels. There can be no assurance that any additional financing thereby necessitated will be available on acceptable terms, or at all.

In addition, the Company's revolving $5 million line of credit matures in December of 2000 and there can be no assurance that the Company will be able to extend the maturity date of the line of credit or obtain a replacement line of credit from another commercial institution. The Company had no outstanding balance payable on the line of credit as of March 31, 2000. To the extent the line of credit is not extended or replaced and cash from operations is unavailable to pay the indebtedness then outstanding under the line of credit, the Company may be required to seek additional financing.

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

Dependence Upon Key Employees

The Company is substantially dependent upon certain of its employees, including Frances M. Flood, President and Chief Executive Officer and a director and stockholder of the Company. The loss of Ms. Flood by the Company could have a material adverse effect on the Company. The Company currently has in place a key person life insurance policy on the life of Ms. Flood in the amount of $3,000,000.

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

Although the Company believes that most of the key components required for the production of its products are currently available in sufficient quantities, lead times and prices have been increasing. Thirty-five percent of the raw materials needed currently require lead times of eight weeks or longer. The Company has purchased more of these "longer lead time" parts to ensure continued delivery of products thereby increasing overall inventory. Furthermore, suppliers of some of these components are currently or may become competitors of the Company, which might also affect the availability of key components to the Company. It is possible that other components required in the future may necessitate custom fabrication in accordance with specifications developed or to be developed by the Company. Also, in the event the Company or any of the manufacturers whose products the Company expects to utilize in the manufacture of its products, is unable to develop or acquire components in a timely fashion, the Company's ability to achieve production yields, revenues and net income may be adversely affected.

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

Government Funding and Regulation

In the conferencing market, the Company is dependent on government funding to place its distance learning equipment sales and courtroom equipment sales. In the event government funding was stopped, these sales would be negatively impacted. Additionally, many of the Company's products are subject to governmental regulations. New regulations could significantly impact sales.

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

Potential Dilutive Effect of Outstanding Options and Possible Negative Effect of Future Financing

The Company has outstanding options issued under the Company's 1990 Incentive Plan and the 1998 Stock Option Plan, which includes options to purchase up to 1,900,000 shares of Common Stock granted or available for grant. As of March 31, 2000, the Plans have 1,211,548 options outstanding. Holders of these options are given an opportunity to profit from a rise in the market price of the Company's Common Stock with a resulting dilution in the interests of the other stockholders. The holders of the options may exercise them at a time when the Company might be able to obtain additional capital through a new offering of securities on terms more favorable than those provided therein.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - (continued)


Factors that May Affect Future Results - (continued)

Possible Control by Officers and Directors

The officers and directors of the Company together had beneficial ownership of approximately 25.7% of the Common Stock of the Company (including options that are currently exercisable or exercisable within sixty (60) days) as of March 31, 2000. This significant holding in the aggregate places the officers and directors in a position, when acting together, to effectively control the Company (see "Security Ownership of Certain Beneficial Owners and Management" in the Company's Form 10-KSB for the fiscal year ended June 30, 1999, incorporated herein by reference).

Collectability of Outstanding Receivables

The Company grants credit without requiring collateral to substantially all of its customers and thus the possibility of a large percentage of customers defaulting exists. The current default rate is approximately 0.24%.

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

EXHIBIT
NUMBER            DESCRIPTION
------            -----------

3.1 1,2 Articles of Incorporation and all amendments thereto through March 1, 1988. (Page 10)

10.4 1,2 VRC-1000 Purchase Agreement between Gentner Engineering Company, Inc. (a former subsidiary of the Company which was merged into the Company) and Gentner Research Ltd., dated January 1, 1987. (Page 71)


The following exhibits are hereby incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991. The exhibit numbers shown are those in the 1991 Form 10-K as originally filed.

EXHIBIT
NUMBER            DESCRIPTION
------            -----------

3.1 1,2           Amendment  to Articles of  Incorporation,  dated July 1, 1991.
                  (Page 65)

10.1 1,2 Internal Modem Purchase Agreement between Gentner Engineering Company, Inc. and Gentner Research, Ltd., dated October 12, 1987. (Page 69)

10.2 1,2 Digital Hybrid Purchase Agreement between Gentner Engineering, Inc. and Gentner Research, Ltd., dated September 8, 1988. (Page 74)


The following documents are hereby incorporated by reference from the Company's Form 10-KSB for the fiscal year ended June 30, 1993. The exhibit numbers shown are those in the 1993 Form 10-KSB as originally filed.

EXHIBIT
NUMBER            DESCRIPTION
------            -----------

3 1,2             Bylaws, as amended on August 24, 1993.  (Page 16)


The following documents are hereby incorporated by reference from the Company's Form 10-KSB for the fiscal year ended June 30, 1996. The exhibit numbers shown are those in the 1996 Form 10-KSB as originally filed.

EXHIBIT
NUMBER            DESCRIPTION
------            -----------

10 1,2,3          1990 Incentive Plan, as amended August 7, 1996 (Page 40)


The following documents are hereby incorporated by reference from the Company's Form 10-KSB for the fiscal year ended June 30, 1997. The exhibit numbers shown are those in the 1997 Form 10-KSB as originally filed.

EXHIBIT
NUMBER            DESCRIPTION
------            -----------

10.1 1,2 Commercial Credit and Security Agreement, and Promissory Note, between Company and First Security Bank, N.A. (original aggregate amount of $2,500,000) (Page7)

10.2 1,2,3        1997 Employee Stock Purchase Plan (Page 37)

10.3 1,2          Promissory  Note in favor of Safeco Credit Company  ($419,000)
                  (Page 52)

10.4 1,2 Commercial Credit and Security Agreement, and Promissory Note, between Company and First Security Bank ($322,716.55) (Page
                  53)

10.5 1,2          Lease between Company and Valley American  Investment  Company
                  (Page 71)


The following documents are hereby incorporated by reference from the Company's Form 10-KSB for the fiscal year ended June 30, 1998. The exhibit numbers shown are those in the 1998 Form 10-KSB as originally filed.

EXHIBIT
NUMBER            DESCRIPTION
------            -----------

10.1 1,2,3        1998 Stock Option Plan and Form of Grant (Page 42)

10.2 1,2 Modification Agreement dated as of December 24, 1997, between First Security Bank, N.A. and the Company (Page 66)


The following documents are filed as exhibits to this Form 10-QSB.

EXHIBIT
NUMBER            DESCRIPTION
------            -----------

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

                                  GENTNER COMMUNICATIONS CORPORATION
                                  ---------------------------------------
                                  (Registrant)

Date:  May 15, 2000               /s/ Susie Strohm
                                  ---------------------------------------
                                  Susie Strohm
                                  Vice President, Finance
                                  (Duly Authorized Officer and Principal
                                  Financial and Accounting Officer)