Form 10KSB
period 2000-06-30
GENTNER COMMUNICATIONS CORP
filed 2000-09-18
CIK 840715

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
|X|  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                     For the fiscal year ended June 30, 2000
                                               -------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission file number 0-17219
                                                -------

                       GENTNER COMMUNICATIONS CORPORATION
              ---------------------------------------------------
                 (Name of small business issuer in its charter)

                     Utah                                     87-0398877
   ----------------------------------------                -----------------
        (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                    Identification No.)

    1825 Research Way, Salt Lake City, Utah                     84119
    ---------------------------------------                   ----------
   (Address of principal executive offices)                   (Zip Code)

                    Issuer's telephone number (801) 975-7200
                                              --------------

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

        Check  whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes |X| No |_|

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. |_|

        The issuer's revenues for its most recent fiscal year ended June 30, 2000 were $30,871,942.

        The aggregate market value of the voting stock held by non-affiliates is approximately $94,442,430 at September 1, 2000. This value was computed at the price of $15.00 at which the stock traded on September 1, 2000 (which date is within 60 days of the filing of this Form 10-KSB).

        The number of shares outstanding of the issuer's Common Stock as of September 1, 2000 was 8,560,896.


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

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

The Company primarily develops, manufactures, markets and distributes products and services for the broadcast and conferencing markets. Until 1991, the Company's primary business was the sale of studio and transmitter-related equipment to broadcast facilities. Since then, the Company has applied its core digital technology to the development of products for the conferencing, sound reinforcement, and assistive listening markets. In addition, the Company offers conferencing services, including conference calling, Webconferencing, document conferencing and end-user training and education.

The Company initially began selling its products to the telephone interface portion of the broadcast market. This product line is primarily used to put callers on the air for call-in talk shows. Additionally, the Company sells remote control systems to the broadcast market that help radio and television station engineers monitor and control remote transmitter sites. During fiscal year 2000, the broadcast market accounted for 24% of the Company's total sales, compared to 30% in the prior fiscal year and 36% in fiscal 1998.

In 1991, using the technological  expertise gained in the broadcast market,  the
Company commenced marketing products specifically developed for the audioconferencing market. The Company's audioconferencing products provide users with a natural, two-way method of conversation without the cut-offs, distortion, noise and echo associated with traditional speakerphones. Audioconferencing products are installed in conference rooms, courtrooms, and distance learning facilities. The Company also develops assistive listening systems, which provide enhanced audio for those with hearing disabilities. Over the past two years, the Company has expanded its market opportunity by introducing products targeting the videoconferencing and sound reinforcement markets. Videoconferencing products are typically installed in the same types of venues as the Company's audioconferencing products. Sound reinforcement products target larger venues, such as stadiums, arenas, theaters, houses of worship and convention centers. Conferencing product sales accounted for 56% of the Company's total sales during fiscal 2000, compared to 54% in the prior fiscal year and 47% in fiscal 1998.

In fiscal 1993, the Company introduced Gentner Conference CallSM (1-800 LETS MEET(R)), a comprehensive teleconferencing service. Over the past year, the Company has expanded its service offerings to include on-demand, reservationless conference calling and Webconferencing. During fiscal year 2000, sales from conferencing services accounted for 19% of the Company's total sales, compared to 14% in prior fiscal year and 13% in fiscal 1998.

The Company also has other sources of revenue that account for the remaining 1% of sales in fiscal 2000; however, the Company is not actively promoting these products and expects such sales to continue to decline.

The Company's international sales were 12%, 11%, and 15% of total sales for fiscal years 2000, 1999, and 1998, respectively.

Business Strategy

For fiscal year 2001, the Company plans to increase its efforts in the Conferencing Products, Conferencing Services, and RFM/Broadcast segments. The Company's focus on these segments is based on extensive research regarding the markets' growth opportunities and its belief that the segments are congruent with the Company's overall objectives.

The Conferencing Products segment is responsible for the following areas: room system audioconferencing and videoconferencing products, sound reinforcement products, and assistive listening systems.

The Conferencing Services segment is responsible for all teleconferencing services, including conference calling, Webconferencing, and dataconferencing.

Through these segments, the Company intends to broaden its product and service offerings in the conferencing market by providing a greater share of technology and service solutions. The Company's conferencing products and services are designed to help businesses facilitate group communication, increase productivity, avoid wasted travel time, solve problems through group input, and get faster results.

The RFM/Broadcast segment is responsible for the following areas: telephone interface products and remote control products.

The Company is focused on increasing its share of the broadcast market through new product introductions and enhanced international efforts.


Products and Services

Conferencing Products Segment
-----------------------------

Room System Conferencing Products. In 1991, the Company applied the digital technology in its broadcast telephone products to develop a line of conferencing products. These products are used in such settings as conference rooms, distance learning facilities, and courtrooms. Examples of current applications include executive boardrooms for Bell South Telecommunications, The Boeing Company, and the National Geographic Society; distance learning facilities in Indiana, Nebraska, North Carolina and Wisconsin; and courtroom applications in the Montreal Court System and the Federal Bankruptcy Courts in San Jose. The Company is well-known for these types of quality products.

In 1998, the Company introduced and began shipping a new line of conferencing products under the brand name of Audio Perfect(R). The Audio Perfect(R) product line currently consists of the AP800, AP400, AP10, AP Tools, AP IR Remote Control and APV200-IP.

The AP800 and AP400 are comprehensive room-audio control systems designed to excel in the most demanding acoustical environments and routing configurations. Typical applications include conference rooms, courtrooms, corporate boardrooms, and distance learning facilities. Both are also used for integrating audio with videoconferencing systems.

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

The APV200-IP is a videoconferencing system that the Company purchases from RSI Systems, Inc. The APV200-IP delivers high-quality video, is standards based, and connects directly to any size TV, LCD projector, flat screen, PC, or laptop computer. When combined with other Audio Perfect(R) products, the APV200-IP can support up to 64 microphones and multiple cameras, providing top-quality sound and video for any size room.

In July 2000, the Company purchased substantially all of the assets of ClearOne, Inc., a Woburn, Massachusetts-based developer of multimedia communications equipment. With the asset purchase, the Company enhanced its technology with respect to videoconferencing system which it believes enables the Company to more effectively meet customer demands for specific features and functionality in future products by bringing videoconferencing product development in-house.

In addition to the videoconferencing technology gained in the ClearOne, Inc. asset purchase, the Company acquired two audioconferencing products from ClearOne, Inc. in fiscal 2000. The Gentner ClearOne(TM) is a portable, plug-and-play conference phone. It complements the Company's product suite and expands current distribution methods because it can be sold through retail distribution channels as well as through the Company's existing network of dealers and integrators. The Gentner Intelligent Microphone pad is ideally used as high-quality, affordable audio support for any videoconferencing system. It is typically used when a single microphone is insufficient.

Sound Reinforcement Products. In March 2000, the Company began shipping the PA870 power amplifier. Also in March 2000, the Company introduced the PSR1212 matrix mixer with audio processing capabilities. Both the PA870 and the PSR1212, are designed for sound reinforcement applications in large venues such as stadiums, arenas, theaters, convention centers, and houses of worship.

Assistive Listening System Products. In March 1993, the Company began shipping its Assistive Listening System (ALS) products. These products help the Company's customers comply with the Americans with Disabilities Act (ADA) by providing enhanced audio for hearing impaired people in public places such as theaters, houses of worship, schools, courtrooms, stadiums and arenas.

In February 1999, the Company introduced its Venture series of ALS products designed specifically for tour audio and language translation applications. Venture operates in the 216 MHz frequency range that has been designated by the Federal Communications Commission (FCC) for use in hearing assistance applications not specifically designed for the hearing impaired.

Conferencing Services Segment
-----------------------------

Conference Calling Services. In February 1993, the Company launched its teleconferencing service to provide customers with a complete offering of conferencing solutions. Gentner Conference CallSM (1-800 LETS MEET(R)) can connect many different telephone callers worldwide with superior service and excellent clarity. The Company also facilitates videoconferences, dataconferences, and satellite conferences. In February 2000, the Company enhanced its teleconferencing service with the introduction of Instant Access Conference Calling(TM), which enables customers to conduct a conference call at any time, from any location, without a reservation.

Webconferencing Services. In October 1999, the Company introduced TheDataPort.com(TM) Webconferencing service to complement its existing teleconferencing service offerings. TheDataPort.com enables customers to conduct live, interactive meetings over the Internet, incorporating visual elements such as graphics, slides, and charts. Polling, Q & A sessions, and audio and video transmission are also available, and the event can be saved and archived for on-demand playback. The DataPort.com(TM) runs on the WebEx Webconferencing platform.

RFM/Broadcast Segment
---------------------

Telephone Interface Products. The Company continues to market and develop new products and enhancements for its telephone interface product line. The Company has developed strong brand awareness in this market and has experienced continued sales growth. While domestic growth for telephone interface products is somewhat limited by the finite size of the market, the Company believes that consolidation within the industry has created new sales opportunities as companies look to upgrade and expand existing facilities. The Company also believes that the international market is expanding and continues to offer growth opportunities.

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

Remote Control Products. Remote control products help broadcasters stay on the air and generate revenue while fulfilling a legal requirement for monitoring and controlling their transmitters, which often are located in remote areas such as on mountaintops. The Company's products provide monitoring of conditions at the transmitter site and enable users to make adjustments to transmitters by remote control. Components of the system offer users the option of monitoring and making such adjustments using either a desktop computer or touch-tone telephone. In fiscal 1997, the Company began shipping the GSC3000 product series. These hardware and software products are designed to augment the Company's existing transmitter site control products by enabling station managers to monitor several different sites using the same equipment. The GSC3000 allows broadcasters to monitor and control many transmitter sites from one location. Sales to the OEM, television and international markets contributed to increased sales of the GSC3000. New 32-bit software that enhances the features and functionality of the GSC3000 began shipping in June. This new software allows for custom GUI screen design, custom reporting, TCPIP connectivity, and faster alarm reporting. In August 2000, Gentner also began shipping the VRC2500, a smaller version of the GSC3000 designed for the small TV or radio stations that only require 16 or fewer channels for monitoring various station functions. The GSC3000 is designed to monitor up to 256 channels. There can be no assurance, however, that once introduced they will receive market acceptance. See "Factors that May Affect Future Results - Rapid Technological Change."


Markets

Conferencing Equipment Market
-----------------------------

The Company believes that there is significant growth potential in the U.S. market for conferencing equipment. Frost & Sullivan, an international marketing consulting company that publishes market research reports, projects the target market for the Company's conferencing products to grow from $1.9 billion in 1999 to $4.2 billion in 2005.

This market is made up of three separate components: the audioconferencing systems market; the videoconferencing systems market; and the installed portion of the professional audio market. According to Frost & Sullivan, the audioconferencing systems market is projected grow from $84 million in 1999 to $307 million in 2005, or at a compound annual growth rate of 23.2%. The Company increased its share of this market in 1999 to 14% from 9% in 1998. The videoconferencing systems market is projected to grow from $517 million in 1999 to $1.4 billion in 2005, or at a compound annual growth rate of 18.0%. The installed portion of the professional audio market is projected to grow from $1.3 billion in 1999 to $1.9 billion in 2002, or at a compound annual growth rate of 12.1%. There can be no assurance that these markets will increase as expected, if at all.

The Company believes that the conferencing equipment market provides significant sales growth potential for the future, and plans to continue providing solutions to businesses and other end users through the sale of conferencing products.

Conferencing Services Market
----------------------------

The Company also believes there is significant opportunity for its conferencing services. According to Frost & Sullivan, the total market for conferencing services in 1999 was $1.1 billion and should grow to $2.6 billion by 2005. The Company grew revenue for its conferencing services segment 83% in fiscal 2000 to $5.9 million from $3.2 million in fiscal 1999. There can be no assurance that this market will grow as expected, if at all.

This market is made up of two separate components: audioconferencing services and Webconferencing services. The total audioconferencing services market is projected to grow from $1.1 billion in 1999 to $2.0 billion in 2005, or at a compound annual growth rate of 10.5%. The Webconferencing services market is projected to grow from $22 million in 1999 to $532 million in 2005, or at a compound annual growth rate of 65.4%. There can be no assurance that these markets will increase as expected, if at all.

Broadcast Market
----------------

The Company's telephone interface and remote control products are targeted and sold to radio and television stations, broadcast networks, and other professional audio customers. The Company believes that the worldwide market for the products is approximately $30 million and that the Company has a worldwide market share of approximately 24%. The United States is considered to be the predominant segment of the worldwide broadcast market, with over 12,000 radio and 1,200 television stations in operation.

The Company's products are sold to upgrade studios and transmitter sites. The size of the domestic broadcast market is fixed, due to the limited number of frequencies that become available at any given time. While a federal mandate to upgrade all television transmission to high definition ("HDTV") is projected to drive replacement of older transmitter towers and foster sales of remote control products, implementation of HDTV has been slow, postponing the potential opportunity for the Company's remote control products. However, through product innovation and a strong sales focus, the Company hopes to continue to experience growth in the domestic broadcast market, specifically for its telephone interface products.

The Company has traditionally concentrated its efforts on selling its products in the United States. However, while the United States is considered to be the largest single broadcast market segment in the world, it is believed to represent only 20% of the total worldwide broadcast market. The international broadcast market is expanding as a result of government deregulation and privatization of stations and the increasing number of frequencies available for commercial use. In 1991, the Company began focusing efforts on expanding its international market share and has appointed dealers located in key areas around the world (see "Description of Business-Distribution"). Such international broadcast sales accounted for 17% of all sales by the Company to the broadcast market in fiscal year 2000, 13% in fiscal 1999 and 26% in fiscal 1998.


Marketing and Sales

Sales efforts for the Company's conferencing products are primarily aimed at audio/visual equipment dealers and consultants. These companies, in turn, provide audio solutions to end users in applications such as audio and video corporate boardroom systems, distance learning facilities, and court rooms. The Company reaches these end users through a sales representative and dealer network that regularly interacts with potential end users in the target market. The Company actively participates alongside this network at communication forums, trade shows, and industry promotions. The Company is reinforcing those efforts by remaining involved in the distribution network and offering dealer training and education on its products and services.

In addition to employing the dealer channel described above, the Company intends to sell the ClearOne(TM) conference phone through retail distribution channels such as office equipment and supply stores. The ClearOne(TM) conference phone is a lower-priced product that does not require professional installation, making it more suitable for direct purchase by the end-user. As discussed previously, the Company subsequently acquired this technology from ClearOne, Inc.

The Company relies on a direct sales force and outside representative network to sell its conference calling and Webconferencing services. The Company believes that it has the potential to cross-sell its products and services by partnering with key dealers. The Company also believes it has an advantage in that it can provide higher-quality products and services as a package for organizations' conferencing needs.

Due to the large size of the conferencing market and its potential for intense competition, the Company expects this segment will continue to require substantial marketing resources and research and development efforts. To this end, the Company intends to continue to seek highly trained and experienced personnel. Additionally, the Company has aggressively focused on research and development to create an expanded and, what the Company believes to be, a technologically superior line of products. The Company's strategy continues to be to sell its conferencing products through national and international dealers who focus on integrating conferencing facilities for organizations.

Sales efforts for the Company's telephone interface and remote control products focus on the domestic and international sale of these products through a worldwide network of dealers. Such efforts have included a combination of product catalogs, trade shows, telemarketing, direct mail, trade advertising, fax on demand, an Internet Web-page, and direct selling. The Company intends to support dealers with product information, brochures and data sheets, and has been increasing its activities aimed at garnering the attention of end users. The Company intends to sponsor sales promotions to encourage dealers to feature the Company's products, and will also focus more on end-user interaction efforts. The Company also intends to exhibit its products at high-profile industry trade shows to ensure that its products remain highly visible to dealers and broadcasters.


Technical Support

Technical support, which is generally conducted over the telephone and sometimes on site, provides timely, interactive help to customers needing operational or technical assistance with the Company's products. The Company's technical support team regularly communicates with the Company's engineering and manufacturing groups to ensure that customer feedback can be directed toward initiating product improvements and incorporated into future products. The technical support team plays a vital role in solving customer problems and building customer confidence. The Company has focused its resources on ensuring that strong technical support to its customers remains a competitive advantage.


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

In case of a defective product, the customer typically returns it to the Company's facility in Salt Lake City, Utah. The Company's service personnel then replace or repair the defective item and ship it back to the customer. Generally, all servicing is done at the Company's plant, and the Company charges its customers a fee for those service items that are not covered by warranty. The Company also sells extended warranties for its Audio Perfect products, which enable customers to get a replacement unit within 24 hours.


Distribution

Conferencing Equipment Segment
------------------------------

Conferencing Products. The Company sells its conferencing systems and components through independent audio/visual equipment dealers and consultants. The Company also uses a national network of independent sales representatives. Currently, 89% of the Company's conferencing system sales are in the United States. The

Company's primary strategy for foreign expansion is to establish dealers and master distributors in markets where it believes there is a growing need for products and services of the type offered by the Company.

Sound Reinforcement Products. The Company sells its sound reinforcement products to the professional audio market via this same network of sales representatives and to independent sound contractors that sell the Company's conferencing products.

ALS Products. The Company sells its ALS products to the professional audio market via the same network of sales representatives and independent sound contractors that sell the Company's conferencing products.

With respect to international conferencing equipment sales, the Company has established, and continues to establish, international relationships with dealers for its conferencing products in Africa, Asia, Australia, Europe, North America, and South America.

Conferencing Services Segment
-----------------------------

Conference Calling and Webconferencing Services. The Company primarily sells its conference calling service through telemarketing directly to end users, and continues to expand its activities and the number of employees in this area. The Company utilizes this sales force in selling certain conferencing products directly to end users. The Company also sells services through its product dealers and independent representatives and provides wholesale conference calling services to several long distance companies.

RFM/Broadcast Segment
---------------------

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

The Company believes that its ability to successfully compete in the conferencing market is essential to the Company's growth and development. There are other companies with substantial financial, technical, manufacturing, and marketing resources currently engaged in the development and marketing of similar products and services. Some of these companies have launched products competitive with those being developed and manufactured by the Company. However, the Company has used its core digital technology to produce what it believes to be superior conferencing systems and equipment. The Company believes it is the only provider of both high-end conferencing products and conference calling services, and hopes it can uniquely position itself in the expanding conferencing market.

In the broadcast market, the Company has several competitors in each of its product lines. There is not, however, any single competitor who directly competes with the Company in all such product lines. Although some of the Company's competitors are smaller in terms of annual revenues and capitalization, such competitors usually focus on a single product line. They can therefore devote their resources to products that are directly competitive with, and which may adversely impact sales of, the Company's products. However, the Company's name is well known with respect to its products. The Company believes that this advantage, coupled with the Company's size, will help it to preserve and increase its market share. However, there can be no assurance that we will be able to compete successfully or that competition will not have a material adverse effect on our results of operations.


Research and Product Development

The Company is highly committed to research and development. The Company views its investment in research and development as a key ingredient to long-term business success. The Company expended $1,821,656, $1,494,952 and $1,142,605 on research and development in the fiscal years ended June 30, 2000, 1999 and 1998, respectively.

The Company is continually developing new products and services. Current research and development efforts are focused on the audioconferencing products, videoconferencing products, sound reinforcement products, broadcast telephone interface products and assistive listening system products. The Company also invests resources in refining existing products. Moreover, the Company continues to allocate resources to obtain and maintain product regulatory compliance, both domestically and internationally.

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


Patent and Proprietary Rights

Trade secrets, proprietary information, and technical know-how are important to the Company's scientific and commercial success. The Company currently relies on a combination of trade secrets and nondisclosure agreements to establish and protect its proprietary rights in its products. Although the Company continues to take appropriate measures to protect the proprietary rights in its products, there can be no assurance that these measures will be successful. In addition, the laws of certain foreign countries may not protect its intellectual property to the same extent as the laws of the United States.

The Company currently holds federal registered servicemarks for 1-800 LETS MEET(R), GENTNER CONFERENCE CALL(R), GENTNER COURT CONFERENCE(R), and WE PUT THE WORLD ON SPEAKING TERMS(R), and federal registered trademarks for GENTNER(R), "GENTNER(R)" (as both the name and logo), AUDIO PERFECT(R), DISTRIBUTED ECHO CANCELLATION(R), and DISTRIBUTED ECHO CANCELLATION (D.E.C.)(R). In addition to these registered servicemarks and trademarks, the Company has federal applications pending for the following trademarks: CLEARONE(TM), VTM(TM), and "C O(TM)" (stylized logo), all of which were acquired in the ClearOne, Inc. purchase subsequent to year end. In addition, the Company has federal applications pending for the following servicemarks: COMMUNICATION AUDIT PROCESS(SM), PERFECT COMMUNICATION THROUGH TECHNOLOGY, SERVICE AND EDUCATION(SM), and EXPRESS CONFERENCE(SM).


Government Regulation

The Company designs and manufactures its equipment in accordance with the technical design standards of the Federal Communications Commission (FCC) Part 15 and Part 68. Part 15 of the FCC Rules governs the levels of electromagnetic radiation emanating from commercial computing equipment. The Company endeavors to conform all of its products covered by Part 15 of the FCC Rules based on testing performed at a FCC approved testing facility. Part 68 of the FCC Rules sets forth standards for telephone equipment that are intended to be connected to the Public Switch Telephone Network (PSTN) used within the United States. The Company's applicable telecommunications products are tested by an independent testing laboratory and are registered by the FCC.

The Company also designs and manufactures its equipment pursuant to industry product safety standards. The Canadian Standards Association (CSA), an approved Nationally Recognized Testing Laboratory (NRTL) under the direction of the Occupational Safety and Health Administration (OSHA), tests all products and performs quarterly audits for continuing compliance with applicable safety standards.

Several of the Company's products are currently registered for sale in various international markets. The Company must conform to design standards similar to those of the FCC and CSA in each of the foreign countries in which the products are sold.


Manufacturing

The Company currently manufactures and/or assembles its products using purchased or leased manufacturing equipment. It is anticipated that the equipment presently being used will continue to be utilized for several years. The Company's manufacturing facility incorporates modern, modular, assembly work stations and work accessories that are designed to enhance the efficiency and quality of the manufacturing process. In March 2000, the Company supplemented its existing manufacturing capacity by adding a second surface-mount assembly line. The new equipment is substantially faster, providing three times the equipment capacity with just one more assembly line. The Company believes that it has sufficient capacity to meet increased demand into fiscal 2002. However, the Company may experience unanticipated demand or constraints on capacity which would adversely affect the business.

The Company generally purchases its assembly components from distributors, but also buys a limited amount of components directly from local fabricators. Its principal suppliers include Avnet/Marshall, Arrow/Bell, Future Electronics, Precise Metal Products (all located in the United States), and Suntech Circuits (located in Taiwan).

The Company's policy is to have a minimum of two vendor sources. Many of the components utilized are bonded by certain distributors and manufacturers. The bonding process places ordered products on the distributors' shelves until the Company requires the products. The Company is also pursuing a consignment relationship with some of its distributors. These agreements will move inventory to "on-site" vendor stock locations which will be managed by the vendors. Inventory will be owned by the vendor until such time as needed. Only product used will be charged to the Company. Availability has been limited for certain components. These difficult-to-find components include, but are not limited to, capacitors, memory products, connectors, and microprocessors. The Company has been successful at locating an adequate supply of components to prevent production stoppage, but these scarce components are costing more, thus putting pressure on product margins. Disruptions in supply or significant increases in components costs from these vendors would have an adverse effect on the Company's operations.

The Company's ALS products, as well as the ClearOne(TM) conference phone product, the technology for which the Company acquired subsequent to year-end, are manufactured in Taiwan and shipped to its facility to complete packaging before shipment to its customers.

The Company's videoconferencing products are manufactured by RSI Systems, Inc. in Minneapolis, Minnesota and shipped to the Company's facility to complete packaging before shipment to its customers.

The Company upgraded its real-time computer system in May 2000. The new program is a graphical version of the previous program and provides a more user-friendly interface, increased capabilities, and greater access to management data. The software is covered under a maintenance contract that allows for new version upgrades. The Company has developed an extensive software back-up system that provides for daily back-ups housed in a fireproof safe as well as biweekly back-ups in an off-site storage facility.

Telecommunications and Information Systems

The Company has become heavily reliant on its telecommunications and information systems network in order to conduct its day-to-day operations. Failure of the network for an extended amount of time could be detrimental to the Company's ongoing business (see "Factors that May Affect Future Results"). As such, the Company is establishing, and will continue to develop, an infrastructure that can support and enhance growth, reduce down-time, and improve operational efficiencies. Network features aimed at these objectives include pre-wiring of the Company's building for ease of changes and new installations; several different back-up power sources to guard against power failure; redundant equipment and circuit cards for some equipment; alarm systems and monitoring equipment; and a temperature controlled network room. In addition, the Company backs up its electronic data daily and stores the backup information off-site in case of catastrophic failure.

Especially noteworthy is that as conference calling revenues grow, the network structure must expand at the same rate. The Company has a fully scalable network sufficient to accommodate future growth.


Employees

As of June 30, 2000, the Company had 169 employees, 167 of which were employed on a full-time basis. None of the Company's employees are subject to a collective bargaining agreement.


ITEM 2.  PROPERTIES

All of the Company's operations, including its executive offices, conference call service, product sales, research and development, and manufacturing, are conducted in a 40,000 square-foot facility located south of Salt Lake City. This facility is leased by the Company under an agreement that expires in October 2006. Beginning September 1, 2000, the Company will add 12,000 square feet of additional leased space to the current facility. The Company believes the facility will be reasonably adequate to meet its needs for the next twelve months.


ITEM 3.  LEGAL PROCEEDINGS

The Company is from time to time subject to claims and suits arising in the ordinary course of business. In the Company's opinion, the ultimate resolution of these matters will not have a material adverse effect on its financial position, results of operations or liquidity.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of the Company during the fiscal year ended June 30, 2000.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the NASDAQ National Market under the symbol "GTNR." On March 31, 2000, the Company's stock began trading on the NASDAQ National Market. Prior to that date, the Company's stock traded on the NASDAQ Small Cap Market. The following table sets forth quotations for the common stock for the last two fiscal years.

                 2000                             High      Low
                 ----                             ----      ---
                 First Quarter                 $  8.63  $  5.00
                 Second Quarter                  17.88     8.00
                 Third Quarter                   24.38    11.50
                 Fourth Quarter                  20.25    11.25

                 1999                             High      Low
                 ----                             ----      ---
                 First Quarter                 $  3.00  $  1.81
                 Second Quarter                   4.31     1.44
                 Third Quarter                    4.34     3.00
                 Fourth Quarter                   5.75     2.88

The above inter-dealer quotations were obtained from the National Association of Securities Dealers (NASD), do not reflect markups, markdowns, or commissions, and may not represent actual transactions.

As of September 1, 2000, there were approximately 7,000 holders of common stock of the Company.

The Company does not pay a cash dividend and does not anticipate doing so in the foreseeable future. Currently, the Company's line of credit prohibits the payment of dividends. The Company intends to retain earnings for future capital requirements, growth and product development.

In May 2000, the Company entered into an agreement to purchase substantially all of the assets of ClearOne, Inc. for $3.4 million cash, inventory, and 129,871 shares of unregistered common stock valued at $15.40 per share. The acquisition was consummated July 5, 2000. The issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to the Registration Rights Agreement as included in the Asset Purchase Agreement.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company develops, manufactures, markets, and distributes products and services for the broadcast and conferencing markets. The Company reports four different segments - Remote Facilities Management (RFM)/Broadcast, Conferencing Products, Conferencing Services and Other. The Company has applied its core digital technology to the development of products for the conferencing, sound reinforcement, and assistive listening markets. During fiscal 2000, the Company introduced the APV200-IP, GT1524 and PA870 power amplifier, which contributed to an increase of 40 percent revenue growth in the Conferencing Products segment in fiscal 2000 compared to fiscal 1999. Over the past year, the Company has expanded its service offerings to include on-demand, reservationless conference calling, and Webconferencing. Revenue from the Conferencing Services segment increased by 83 percent in fiscal 2000 compared to fiscal 1999.

Results of Operations

Year Ended June 30, 2000 Compared to Year Ended June 30, 1999.

Sales for the year ended June 30, 2000 increased 34% from $22,990,327 to $30,871,942 compared to the prior fiscal year ended June 30, 1999. This increase is mainly due to the strong growth in sales of conferencing products and conferencing services.

Conferencing Products experienced a 40% sales growth when comparing fiscal 2000 to fiscal 1999 from $12,444,823 to $17,373,382. This increase was mainly due to the continued success of the Audio Perfect(TM) product line, as well as the introduction of new products, including the APV200 IP and the GT1524. The Audio Perfect(TM) product line began shipping in April of 1998 with the AP800, and also includes the AP10, the AP400, AP Tools, the AP IR Remote, and the APV200 IP. The Company has realized more of the revenue associated with a room installation as a result of the expanded applications. During the third quarter of fiscal 2000, the Company started shipping the PA870 power amplifier.

Conferencing Services, 1-800 LETS MEET(R), experienced sales growth of 83% in fiscal 2000 as compared to fiscal 1999. Revenues for fiscal 2000 were $5,891,909 compared to $3,211,322 for fiscal 1999. The Company attributes this growth in sales to an increased customer base as well as the overall market growth over the last year. This increase was also the result of the Company expanding its sales staff, who market its conference calling service, and the Company's commitment to quality service. The Company's conference calling service is being marketed not only to corporate clients, but also to long distance telephone service providers for resale.

RFM/Broadcast sales increased 5% to $7,243,111 from $6,888,827 in this fiscal year compared to last fiscal year. RFM/Broadcast consists of two product lines, Telephone Interface and Remote Facilities Management (RFM, formerly known as Remote Site Control). Sales of the Telephone Interface line increased 8% during this year compared to last year. Telephone hybrids are used to connect telephone line audio to professional audio equipment. RFM increased 1%, comparing fiscal 2000 to fiscal 1999, mainly due to fewer sales of the GSC3000. The Company believes that GSC3000 revenue last year was driven by the FCC requirement that the top 30 markets across the country to have the HDTV infrastructure installed. Those sales trends are not expected to continue into the smaller markets in the next year, because the FCC postponed the required installation of HDTV in the remaining markets until 2002.

Other sales decreased 18% in fiscal 2000 compared to fiscal 1999. Sales for fiscal 2000 were $363,540 compared to $445,355 for fiscal 1999. In general, the Company is not promoting Other Products, and those sales are expected to continue to decline.

The Company's gross profit margin percentage was 61% in fiscal 2000 and 57% in fiscal 1999. This increase was primarily due to improved margins in conferencing services, improved manufacturing processes, new products with higher gross profit margins, and a different product mix. The Company's overall gross profit margin would be negatively impacted if the price of raw components increases.

The Company believes that most of the key components required for the production of its products are currently available in sufficient quantities, although lead times and prices have been increasing. At least thirty-five percent of the raw materials currently needed require lead times of ten weeks or longer. The Company has purchased more of these "longer lead time" parts to ensure continued delivery of products thereby increasing overall inventory. The Company also continues to focus on locating other sources for raw materials and enhancing vendor relationships to further ensure adequate materials.

During the second and third quarters, the Company conducted a physical inventory of fixed assets. The Company wrote off gross fixed assets of $1,042,366 and wrote off accumulated depreciation of $1,038,234 during the third quarter to reconcile the books to the physical assets.

The Company's operating expenses increased 31% when comparing fiscal 2000 to fiscal 1999. The most significant portion of these increases came in marketing and selling expenses.

Marketing and selling expenses for fiscal 2000 increased 37% from fiscal 1999, although essentially the same as a percent of revenue. The increase in Dollars was primarily due to higher commission expense resulting from the increase in sales. Also contributing to the increase was higher salary expenses and recruiting costs connected to the hiring of additional marketing and selling personnel.

Product development costs increased 22% in fiscal 2000 as compared to fiscal 1999, but decreased as a percent of revenue from 6.5% in fiscal 1999 to 5.0% in fiscal 2000. The increase in absolute Dollars was due to development expenses for new products and the hiring of personnel. The Company anticipates these expenses will enhance future revenue growth.

General and administrative expenses increased 23% in fiscal 2000 as compared to the previous fiscal year, but decreased as a percent of revenue from 11.1% in fiscal 1999 to 10.1% in fiscal 2000. This increase in absolute Dollars was mainly due to hiring of personnel to support sales increases and the infrastructure costs associated with the hiring of such new personnel. Also contributing to this increase was the expense associated with the NASDAQ National Market Listing fees.

Interest expense decreased 56% when comparing fiscal 2000 to fiscal 1999 due to the maturing of certain of the Company's leases and the payoff of several notes later in fiscal 1999.

During fiscal 2000, income tax expense was calculated at a combined federal and state tax rate of approximately 36%, resulting in a tax expense of $2,672,601, compared to 37% and $1,520,700 in fiscal 1999.

Year Ended June 30, 1999 Compared to Year Ended June 30, 1998.

Sales for the year ended June 30, 1999 ("fiscal 1999") increased 33% from $17,267,886 to $22,990,327 compared to the prior fiscal year ended June 30, 1998. This increase is mainly due to the strong growth of sales in the conferencing products and conferencing services market, but growth in revenues from the broadcast market also contributed to the increase.

Conferencing Product sales increased 54% comparing fiscal 1999 to fiscal 1998, from $8,066,213 to $12,444,823. This increase was mainly due to the success of the Audio Perfect(R) ("AP") product line which began shipping in April of 1998.

Conferencing Services, 1-800 LETS MEET(R), experienced sales growth of 46% for fiscal 1999 as compared to fiscal 1998. Revenues for fiscal 1999 were $3,211,322 compared to $2,198,813 for fiscal 1998. The Company attributes this growth in sales to an increased customer base as well as the overall market growth over the last year.

Sales in the RFM/Broadcast market grew 10% in fiscal 1999 from $6,256,039 to $6,888,827 compared to the previous fiscal year. In this market, remote control grew 29%, mainly due to large sales of the GSC3000. The Voice Interface allows an engineer to call the remote equipment from any telephone, check on its status, and make adjustment using only the telephone.

Sales of products that are not in either the broadcast or conferencing markets decreased 40% during fiscal 1999 from $746,821 to $445,355 compared to fiscal 1998. The Company is not promoting Other Products, and those sales are expected to continue to decline.

The Company's gross profit margin increased to 57% in fiscal 1999. It was 52% in fiscal 1998. This increase was primarily due to increased efficiencies in the manufacturing process, new products with higher gross profit margins, a different product mix and aggressive vendor pricing.

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

General and administrative expenses increased 3% in fiscal 1999 as compared to the previous fiscal year. Although there were increased expenses in the Information Systems department due to added personnel, these expenses were offset by decreases in other general and administrative expenses related to the severance package for a key executive accrued for in fiscal 1998.

Interest expense decreased 38% when comparing fiscal 1999 to fiscal 1998 due to payment in full of all long-term debt and not using the line of credit in fiscal 1999.

During fiscal 1999, income tax expense was calculated at a combined federal and state tax rate of about 37%, resulting in a tax expense of $1,520,700, compared to 3% and $39,000 in fiscal 1998.


Financial Condition and Liquidity

The Company had cash and cash equivalents of $5.4 million and $3.9 million at June 30, 2000 and June 30, 1999, respectively, an increase of $1.5 million. Net operating activities provided cash of $2.9 million in fiscal 2000, a decrease of $1.4 million, primarily due to an increase in accounts receivable because of increased credit sales to new customers. Net inventory activities used cash of $1.6 million primarily due to expenditures for property and equipment of $1.7 million. Net cash provided by financing activities was $170,000, primarily due to proceeds from exercise of employee stock options, partially offset by payments of capital lease obligations totaling $200,000.

The Company has an available revolving line of credit of $5.0 million, which is secured by the Company's accounts receivable and inventory. The interest rate on the line of credit is a variable interest rate (250 basis points over the London Interbank Offered Rate (LIBOR) or prime less 0.25%, whichever the Company chooses). The borrowing rate was 7.56% at June 30, 2000. There was no outstanding balance on June 30, 2000. The line of credit expires on December 22, 2000. Borrowings under the line of credit are subject to certain financial and operating covenants. The Company was in compliance with the covenants at June 30, 2000.

As described in the notes to the financial statements, the Company has certain commitments relating to capital expenditures. These commitments are in the form of obligations classified as capital leases. These commitments are related to the financing of furniture and equipment. Payments on these obligations totaled $296,449 in fiscal 2000 and will be $306,192 in fiscal 2001. Rental expense, which is comprised of minimum rentals under operating lease obligations, totaled $664,026 in fiscal 2000 and will be $900,678 in fiscal 2001. The Company also has a commitment to purchase $650,000 of inventory from a supplier, as described in Note 13 in the financial statements, in the first quarter of fiscal 2001.

Management believes that the Company's working capital, bank line of credits and cash flow from operating activities will be sufficient to meet the Company's operating and capital expenditures requirements for the next twelve months. In the longer term, or if the Company experiences a decline in revenue, or in the event of other unforeseen events, the Company may require additional funds and may seek to raise such funds through public or private equity or debt financing, bank lines of credit, or other sources. No assurance can be given that additional financing will be available or, if available will be on terms favorable to the Company. See "Factors that May Affect Future Results - Limited Capitalization."


Factors that May Affect Future Results

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Forward-looking statements relate to the Company's future plans, objectives, expectations, and intentions. These statements may be recognized by the use of words such as "believes," "expects," "may," "will," "intends," "plans," "should," "seeks," "anticipates," and similar expressions. Discussions containing such forward-looking statements may be found in the material set forth under "Business" and "Management's Discussion and Analysis of Plan of Operation," as well as the Annual Report generally. In particular, statements regarding the Company's markets and market share, demand for its products and services, opportunities in international markets, manufacturing capacity and component availability, and the development and introduction of new products and services are forward-looking statements and subject to material risks. Also, documents subsequently filed by the Company with the Securities and Exchange Commission will contain forward-looking statements. Actual results could differ markedly from those projected in the forward-looking statements as a result of the factors set forth below and the matters set forth in the Annual Report generally. The Company cautions the reader, however, that this list of factors may not be exhaustive, particularly with respect to future factors.

Rapid Technological Change
--------------------------

The RFM/Broadcast, conferencing products, conferencing services, and other product markets are highly competitive and characterized by rapid technological change. The Company's future performance will depend in large part upon its ability to remain competitive and to develop and market new products and services in these markets in a timely fashion that responds to customers' needs and incorporates new technology and standards.

The Company may not be able to design and manufacture products that address customer needs or achieve market acceptance. Any significant failure to design, manufacture, and successfully introduce new products could materially harm the Company's business.

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

Competition
-----------

The market for the Company's products and services is highly competitive. The Company competes with businesses having substantially greater financial, research and development, manufacturing, marketing, and other resources. If the Company fails to maintain or enhance its competitive position, it could experience pricing pressures and reduced sales, margin, profits, and market share, each of which could materially harm the Company.

Marketing
---------

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

Dependence on Distribution Network
----------------------------------

The Company markets its products primarily through a network of representatives, dealers, and master distributors. All of the Company's agreements retaining such representatives and dealers are non-exclusive and terminable at will by either party. Although the Company believes that its relationships with such representatives and dealers are good, there can be no assurance that any or all such representatives or dealers will continue to offer the Company's products.

Price discounts to the Company's distribution market are based on performance. However, there are no obligations on the part of such representatives and dealers to provide any specified level of support to the Company's products or to devote any specific time, resources or efforts to the marketing of the Company's products. There are no prohibitions on dealers offering products that are competitive with those of the Company. Most dealers do offer competitive products. The Company reserves the right to maintain house accounts, which are for products sold directly to customers. The loss of representatives or dealers could have a material adverse effect on the Company's business.

Limited Capitalization
----------------------

As of June 30, 2000, the Company had $5,374,996 in cash and $12,059,542 in working capital. The Company may be required to seek additional financing if anticipated levels of revenue are not realized, if higher than anticipated costs are incurred in the development, manufacture, or marketing of the Company's products, or if product demand exceeds expected levels. There can be no assurance that any additional financing thereby necessitated will be available on acceptable terms, or at all.

In addition, the Company's $5 million revolving line of credit matures in December of 2000 and there can be no assurance that the Company will be able to extend the maturity date of the line of credit or obtain a replacement line of credit from another commercial institution. The Company had no outstanding balance payable on the line of credit as of June 30, 2000. To the extent the line of credit is not extended or replaced and cash from operations is insufficient to fund operations, the Company may be required to seek additional financing.

Telecommunications and Information Systems Network
--------------------------------------------------

The Company is highly reliant on its network equipment, data and software to support all functions of the Company. The Company's conference calling service relies 100% on the network for its revenues. While the Company endeavors to provide for failures in the network by providing back-up systems and procedures, there is no guarantee that these back-up systems and procedures will operate satisfactorily in an emergency. Should the Company experience such a failure, it could seriously jeopardize its ability to continue operations. In particular, should the Company's conference calling service experience even a short term interruption of its network, its ongoing customers may choose a different provider, and its reputation may be damaged, reducing its attractiveness to new customers.

Dependence Upon Key Employees
-----------------------------

The Company is substantially dependent upon certain of its employees, including Frances M. Flood, President and Chief Executive Officer and a director and shareholder of the Company. The loss of Ms. Flood by the Company could have a material adverse effect on the Company. The Company currently has in place a key person life insurance policy on the life of Ms. Flood in the amount of $3,000,000.

Dependence on Supplier and Single Source of Supply
--------------------------------------------------

The Company has no written contracts with any of its suppliers. Furthermore, certain electronic components used in connection with the Company's products can only be obtained from single manufacturers and the Company is dependent upon the ability of these manufacturers to deliver such components to the Company's suppliers so that they can meet the Company's delivery schedules. The Company does not have a written commitment from such suppliers to fulfill the Company's future requirements. The Company's suppliers maintain an inventory of such components, but there can be no assurance that such components will always be readily available, available at reasonable prices, available in sufficient quantities, or deliverable in a timely fashion. If such key components become unavailable, it is likely that the Company will experience delays, which could be significant, in production and delivery of its products unless and until the Company can otherwise procure the required component or components at competitive prices, if at all. The lack of availability of these components could have a materially adverse effect on the Company.

The Company believes that most of the key components required for the production of its products are currently available in sufficient quantities, lead times and prices have been increasing. At least thirty-five percent of the raw materials currently needed require lead times of ten weeks or longer. The Company has purchased more of these "longer-lead-time" parts to ensure continued delivery of products thereby increasing overall inventory. The Company also continues to locate other sources for raw materials and to enhance vendor relationships to increase the availability of adequate materials. Furthermore, suppliers of some of these components are currently or may become competitors of the Company, which might also affect the availability of key components to the Company. It is possible that other components required in the future may necessitate custom fabrication in accordance with specifications developed or to be developed by the Company. Also, in the event the Company or any of the manufacturers whose products the Company expects to utilize in the manufacture of its products, is unable to develop or acquire components in a timely fashion, the Company's ability to achieve production yields, revenues and net income may be adversely affected.

Lack of Patent Protection
-------------------------

The Company currently relies on a combination of trade secret and nondisclosure agreements to establish and protect its proprietary rights in its products. There can be no assurance that others will not independently develop similar technologies, or duplicate or design around aspects of the Company's technology. The Company believes that its products and other proprietary rights do not infringe any proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims in the future. Such claims could divert management's attention and be expensive, regardless of their merit. The Company might be required to license third party technology or redesign its products, which may not be possible or economically feasible.

Government Funding and Regulation
---------------------------------

In the conferencing market, the Company is dependent on government funding to place its distance learning sales and courtroom equipment sales. In the event government funding was stopped, these sales would be negatively impacted. Additionally, many of the Company's products are subject to governmental regulations. New regulations could significantly adversely impact sales.

Dividends Unlikely
------------------

The Company has never paid cash dividends on its securities and does not intend to declare or pay cash dividends in the foreseeable future. Earnings are expected to be retained to finance and expand its business. Furthermore, the Company's revolving line of credit prohibits the payment of dividends on its Common Stock.

Potential Dilutive Effect of Outstanding Options and Possible Negative Effect of
--------------------------------------------------------------------------------
Future Financing
----------------

The Company has outstanding options issued under the Company's 1990 Incentive Plan and the 1998 Stock Option Plan, which includes options to purchase up to 1,900,000 shares of Common Stock granted or available for grant. As of June 30, 2000, the Plans have 1,508,548 options outstanding. Holders of these options are given an opportunity to profit from a rise in the market price of the Company's Common Stock with a resulting dilution in the interests of the other stockholders. The holders of the options may exercise them at a time when the Company might be able to obtain additional capital through a new offering of securities on terms more favorable than those provided therein.

Possible Control by Officers and Directors
------------------------------------------

The officers and directors of the Company together had beneficial ownership of approximately 26.5% of the Common Stock (including options that are currently exercisable or exercisable within sixty (60) days) of the Company as of September 1, 2000. This significant holding in the aggregate places the officers and directors in a position, when acting together, to effectively control the Company and could delay or prevent a change in control (see "Security Ownership of Certain Beneficial Owners and Management").

Collectability of Outstanding Receivables
-----------------------------------------

The Company grants credit without requiring collateral to substantially all of its customers. Although the possibility of a large percentage of customers defaulting exists, the Company believes this scenario to be highly unlikely.

International Sales
-------------------

International sales represent a significant portion of the Company's total revenue. For example, international sales represented 12% of the Company's total sales for fiscal 2000. If the Company is unable to maintain international market demand, its results of operations could be materially harmed. The Company's international business is subject to the financial and operating risks of conducting business internationally, including: unexpected changes in, or imposition of, legislative or regulatory requirements; fluctuating exchange rates, tariffs and other barriers; difficulties in staffing and managing foreign subsidiary operations; export restrictions; greater difficulties in accounts receivable collection and longer payment cycles; potentially adverse tax consequences; and potential hostilities and changes in diplomatic and trade relationships. All of the Company's sales in international markets are priced in U.S. Dollars.


New Accounting Pronouncements

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

In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131, which supersedes SFAS Nos. 14, 18, 24 and 30, establishes new standards for segment reporting in which reportable segments are based on the same criteria on which management disaggregates a business for making operating decisions and assessing performance. SFAS 131 is effective for fiscal years beginning after December 15, 1997 with earlier application permitted. The Company adopted the standard in fiscal 1999. See Note 14 in the financial statements for additional segment information.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements." SAB 101B, which was issued in June 2000, delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Therefore, the Company must comply with SAB 101 by their fourth fiscal quarter beginning April 1, 2001. This SAB clarifies proper methods of revenue recognition given certain circumstances surrounding sales transactions. The Company continues to evaluate the impact of SAB 101, but believes it is in compliance with the provisions of the SAB and accordingly, does not expect SAB 101 to have a material effect on its financial statements.

In  1998,  the  Financial  Accounting  Standards  Board  issued  SFAS  No.  133,
"Accounting for Derivative Instruments and Hedging Activities," which was subsequently amended by SFAS No. 137 "Accounting for Derivative Financial Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133" and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal quarters beginning after June 15, 2000 and therefore will be effective for the Company's fiscal year 2001. The adoption of SFAS No. 133 is not expected to have a material impact on the Company's financial condition or results of operations.

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"), which is effective July 1, 2000, except that certain conclusions in this Interpretation which cover specific events that occur after either December 15, 1998, or January 12, 2000 are recognized on a prospective basis from July 1, 2000. This Interpretation clarifies the application of APB Opinion 25 for certain issues related to stock issued to employees. The Company believes its existing stock based compensation policies and procedures are in compliance with FIN 44 and therefore, the adoption of FIN 44 will have no material impact on the Company's financial condition, results of operations or cash flows.

ITEM 7.  FINANCIAL STATEMENTS

                          Index to Financial Statements
                          -----------------------------

                                                                                             Page
                                                                                             ----

Report of Independent Auditors ............................................................   21

Balance Sheets as of June 30, 2000 and 1999 ...............................................   22

Statements of Income for fiscal years ended June 30, 2000, 1999, and 1998 .................   23

Statements of Cash Flows for fiscal years ended June 30, 2000, 1999, and 1998 .............   24

Statements of Shareholders' Equity for fiscal years ended June 30, 2000, 1999, and 1998 ...   25

Notes to Financial Statements .............................................................   26

                         Report of Independent Auditors

The Board of Directors and Shareholders
GENTNER COMMUNICATIONS CORPORATION

We have audited the accompanying balance sheets of Gentner Communications Corporation as of June 30, 2000 and 1999, and the related statements of income, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gentner Communications Corporation at June 30, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.


/s/ Ernst & Young, L.L.P.

Salt Lake City, Utah
July 28, 2000


                       GENTNER COMMUNICATIONS CORPORATION

                                 BALANCE SHEETS

                                                                             June 30,
                                                                --------------------------------
                                                                       2000             1999
                                                                       ----             ----
                                ASSETS

Current assets:
    Cash and cash equivalents.................................. $   5,374,996    $  3,922,183
    Accounts receivable, less allowances of $302,000 in 2000
        and $241,000 in 1999...................................     4,153,677       2,242,294
    Inventory..................................................     3,484,992       2,858,835
    Income tax receivable......................................       987,912            --
    Deferred taxes.............................................       136,000         115,000
    Other current assets.......................................       678,744         143,441
                                                                -------------    ------------
        Total current assets...................................    14,816,321       9,281,753

Property and equipment, net....................................     3,050,349       2,125,959
Related party note receivable..................................        52,488          98,633
Other assets, net..............................................         1,373          13,069
                                                                -------------    ------------

        Total assets........................................... $  17,920,531    $ 11,519,414
                                                                =============    ============


                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable........................................... $     767,095    $    725,193
    Accrued compensation and other benefits....................       694,219         762,345
    Income tax payable.........................................        -              229,087
    Other accrued expenses.....................................     1,045,607         562,187
    Current portion of capital lease obligations...............       249,859         215,854
                                                                -------------    ------------
        Total current liabilities..............................     2,756,780       2,494,666

Capital lease obligations......................................       205,530         455,389
Deferred tax liability.........................................       205,000         217,000
                                                                -------------    ------------
        Total liabilities......................................     3,167,310       3,167,055

Shareholders' equity:

    Common stock, 50,000,000 shares authorized, par value $.001,
      8,427,145 and 8,129,691 shares issued and outstanding
      at June 30, 2000 and 1999, respectively..................         8,427           8,130
    Additional paid-in capital.................................     6,697,090       5,024,858
    Retained earnings..........................................     8,047,704       3,319,371
                                                                -------------    ------------
        Total shareholders' equity.............................    14,753,221       8,352,359
                                                                -------------    ------------

        Total liabilities and shareholders' equity............. $  17,920,531    $ 11,519,414
                                                                =============    ============




                             See accompanying notes

                       GENTNER COMMUNICATIONS CORPORATION

                              STATEMENTS OF INCOME



                                                           Years ended June 30,
                                             2000                  1999                 1998
                                             ----                  ----                 ----

Product sales.......................  $24,770,537  80.2%    $19,598,598  85.3%    $14,909,684  86.3%
Service sales.......................    6,101,405  19.8%      3,391,729  14.7%      2,358,202  13.7%
                                      -----------  ----     -----------  ----     -----------  ----
    Total net sales.................   30,871,942 100.0%     22,990,327 100.0%     17,267,886 100.0%

Cost of goods sold - products.......    8,876,378  35.8%      7,558,099  38.6%      6,714,282  45.0%
Cost of goods sold - services.......    3,056,433  50.0%      2,319,588  68.4%      1,633,018  69.3%
                                      -----------  ----     -----------  ----     -----------  ----
    Total cost of goods sold........   11,932,811  38.7%      9,877,687  43.0%      8,347,300  48.3%
                                      -----------  ----     -----------  ----     -----------  ----

Gross profit........................   18,939,131  61.3%     13,112,640  57.0%      8,920,586  51.7%

Operating expenses:
    Marketing and selling...........    6,763,752  21.9%      4,929,740  21.4%      3,649,876  21.2%
    General and administrative......    3,132,125  10.1%      2,544,664  11.1%      2,470,949  14.3%
    Product development.............    1,821,656   5.9%      1,494,952   6.5%      1,142,605   6.6%
                                      -----------  ----     -----------  ----     -----------  ----
        Total operating expenses....   11,717,533  37.9%      8,969,356  39.0%      7,263,430  42.1%
                                      -----------  ----     -----------  ----     -----------  ----

        Operating income............    7,221,598  23.4%      4,143,284  18.0%      1,657,156   9.6%

Other income (expense):
    Interest income.................      236,387   0.8%         91,411   0.4%         13,475   0.1%
    Interest expense................      (65,554) (0.2)%      (148,253) (0.6)%      (240,371) (1.4)%
    Other, net......................        8,503   0.0%        (21,271) (0.1)%        13,189   0.1%
                                      -----------  ----     -----------  ----     -----------  ----
        Total other income (expense)      179,336   0.6%        (78,113) (0.3)%      (213,707) (1.2)%
                                      -----------  ----     -----------  ----     -----------  ----

Income before income taxes..........    7,400,934  24.0%      4,065,171  17.7%      1,443,449   8.4%
Provision for income taxes..........    2,672,601   8.7%      1,520,700   6.6%         39,000   0.3%
                                      -----------  ----     -----------  ----     -----------  ----
        Net income..................  $ 4,728,333  15.3%    $ 2,544,471  11.1%    $ 1,404,449   8.1%
                                      ===========  ====     ===========  ====     ===========  ====


Basic earnings per common share.....  $      0.57           $      0.31          $       0.18
                                      ===========           ===========          ============

Diluted earnings per common share...  $      0.54           $      0.30          $       0.18
                                      ===========           ===========          ============











                             See accompanying notes


                       GENTNER COMMUNICATIONS CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                         Years ended June 30,
                                                              ------------------------------------------
                                                                  2000           1999           1998
                                                                  ----           -----          ----
Cash flows from operating activities:
   Net income .............................................   $ 4,728,333    $ 2,544,471    $ 1,404,449
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization of property and
        equipment .........................................       759,810        660,828        678,501
      Amortization of other assets ........................        19,467         27,495         41,383
      Deferred income tax .................................       (33,000)       142,000        (40,000)
      Gain on investments .................................        (7,771)        (5,783)        (1,785)
      Tax benefits from stock option exercised allocated to
         contributed capital ..............................     1,287,000        239,000           --
      Changes in operating assets and liabilities:
         Accounts receivable ..............................    (1,911,383)      (498,904)       (61,136)
         Inventory ........................................      (626,157)       296,148       (486,222)
         Income taxes .....................................    (1,216,999)       182,305         46,782
         Other current assets .............................      (535,303)        31,226        (38,490)
         Accounts payable and other accrued expenses ......       457,196        699,824        522,383
                                                              -----------    -----------    -----------

           Net cash provided by operating activities ......     2,921,193      4,318,610      2,065,865

Cash flows from investing activities:
   Purchases of property and equipment ....................    (1,684,200)      (466,451)      (313,050)
   Repayment of note receivable ...........................        46,145         27,872         12,495
   Decrease in other assets ...............................          --            1,753         76,251
                                                              -----------    -----------    -----------

           Net cash used in investing activities ..........    (1,638,055)      (436,826)      (224,304)

Cash flows from financing activities:
   Proceeds from issuance of common stock .................        30,274          3,912          3,366
   Exercise of employee stock options .....................       355,255        327,970         27,595
   Net repayments under line of credit ....................          --             --         (722,997)
   Principal payments on capital lease obligations ........      (215,854)      (318,594)      (241,968)
   Principal payments of long-term debt ...................          --         (688,214)      (256,224)
                                                              -----------    -----------    -----------

           Net cash provided by (used in) financing
              activities ..................................       169,675       (674,926)    (1,190,228)
                                                              -----------    -----------    -----------

Net increase in cash ......................................     1,452,813      3,206,858        651,333
Cash at the beginning of the year .........................     3,922,183        715,325         63,992
                                                              -----------    -----------    -----------

Cash at the end of the year ...............................   $ 5,374,996    $ 3,922,183    $   715,325
                                                              ===========    ===========    ===========

Supplemental disclosure of cash flow information:
   Property and equipment financed by capital leases ......   $      --      $      --      $   192,500
   Income taxes paid ......................................   $(2,635,601)   $  (956,827)   $   (28,000)
   Interest paid ..........................................   $   (65,554)   $  (150,072)   $  (241,371)




                             See accompanying notes


                       GENTNER COMMUNICATIONS CORPORATION

                       STATEMENTS OF SHAREHOLDERS' EQUITY




                                                                                         Retained
                                                    Common Stock          Additional     Earnings       Total
                                                    ------------           Paid-In     (Accumulated  Shareholders'
                                                 Shares        Amount      Capital        Deficit)      Equity
                                                 ------        ------      -------        --------      ------

Balances at June 30, 1997........              7,663,405   $     7,663   $ 4,423,482    $ (629,549)   $3,801,596

    Exercise of employee stock
      options ............................        32,000            32        27,563          --          27,595

    Issuance of common stock .............         3,118             4         3,362          --           3,366

    Net income ...........................          --            --            --       1,404,449     1,404,449
                                               ---------   -----------   -----------    ----------    ----------

Balances at June 30, 1998........              7,698,523         7,699     4,454,407       774,900     5,237,006

    Exercise of employee stock
      options ............................       429,702           430       327,540          --         327,970

    Issuance of common stock .............         1,466             1         3,911          --           3,912

    Tax benefits from stock option
      exercises allocated to
      contributed capital ................          --            --         239,000          --         239,000

    Net income ...........................          --            --            --       2,544,471     2,544,471
                                               ---------   -----------   -----------    ----------    ----------

Balances at June 30, 1999........              8,129,691         8,130     5,024,858     3,319,371     8,352,359

    Exercise of employee stock
      options ............................       296,000           296       354,959          --         355,255

    Issuance of common stock .............         1,454             1        30,273          --          30,274

    Tax benefits from stock option
      exercises allocated to
      contributed capital ................          --            --       1,287,000          --       1,287,000

    Net income ...........................          --            --            --       4,728,333     4,728,333
                                               ---------   -----------   -----------    ----------    ----------

Balances at June 30, 2000........              8,427,145   $     8,427   $ 6,697,090   $ 8,047,704   $14,753,221
                                               =========   ===========   ===========   ===========   ===========







                             See accompanying notes

                       GENTNER COMMUNICATIONS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


1. Organization and Summary of Significant Accounting Policies

Organization

Gentner Communications Corporation (the "Company"), designs and manufactures high-technology electronic equipment for the conferencing and broadcast markets and provides conference calling services. The Company provides products and services domestically and internationally. The Company generally grants credit without requiring collateral to its customers within these markets.

Summary of Significant Accounting Policies

Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventory - Inventories are stated at the lower of cost (first-in, first-out) or market.

Revenue Recognition - Revenue from product sales is recognized at the time product is shipped. Revenue from service sales is recognized at the time the service is rendered. The Company records reserves for sales returns and uncollectible accounts, at the time the product is shipped or service is rendered. The Company's estimates of sales returns and uncollectible accounts has not historically varied materially from actual results.

Property and Equipment - Property and equipment are stated at cost. Depreciation and amortization are provided over the estimated useful lives of the respective assets using the straight-line method.

Long-Lived Assets - The Company assesses on an ongoing basis the recoverability of long-lived assets, comparing estimates of future undiscounted cash flows to net book value. If future undiscounted cash flow estimates were less than net book value, net book value would be reduced to fair value based on estimates of discounted cash flows. The Company also evaluates amortization periods of assets to determine if events or circumstances warrant revised estimates of useful lives.

Other Assets - Other assets consist principally of deposits, capitalized software costs, purchased technology and certain other intangible assets. The Company amortizes software costs, purchased technology and intangible assets on a straight-line basis over periods ranging from three to ten years. Accumulated amortization was $246,217 and $237,121 at June 30, 2000 and 1999, respectively. The Company performs an evaluation of other assets on a periodic basis to determine that the recorded costs are not in excess of their net realizable value.

The following table sets forth the computation of basic and diluted net income per share:

                                                               Year Ended June 30,
                                                     -----------------------------------
                                                          2000        1999         1998
                                                          ----        ----         ----
Numerator:
    Net income                                       $4,728,333  $2,544,471   $1,404,449
                                                     ==========  ==========   ==========

Denominator for basic net income per
  share - weighted average shares:                    8,269,941   8,080,536    7,679,985

Dilutive common stock equivalents using treasury
  stock method:                                         470,268     388,348      280,267
                                                     ---------   ----------   ---------
                                                      8,740,209   8,468,884    7,960,252
                                                     ==========  ==========   ==========

Basic net income per share                           $    0.57   $     0.31   $    0.18
                                                     ==========  ==========   ==========
Diluted net income per share                         $    0.54   $     0.30   $    0.18
                                                     ==========  ==========   ==========

Options to purchase 523,500 and 45,000 shares of common stock were outstanding as of June 30, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share as the effect would be antidilutive.

Research and Product Development Costs - Research and product development costs are expensed as incurred.

Software Development Costs - The Company has capitalized a portion of its software development costs in the past. Both capitalized software development costs and purchased software costs are amortized on a straight-line basis over the estimated useful life of three years or the ratio of current revenue to the total current and anticipated future revenue, whichever provides for greater amortization. Amortization generally commences when shipments of the related products begin. Amortization expense recorded during the respective years ended June 30, 2000, 1999 and 1998 was $0, $0 and $18,608.

Income Taxes - The Company provides for income taxes based on the liability method, which requires the recognition of deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and these accompanying notes. Actual results could differ from those estimates.

Stock-Based Compensation - The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation." SFAS 123 defines a fair value-based method of accounting for and measuring compensation expense related to stock-based compensation plans and encourages adoption of the new standard. However, the Statement allows entities to continue to measure compensation expense for stock-based plans using the intrinsic value-based method prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". The Company has elected to continue to account for stock-based compensation plans using the provisions of APB Opinion No. 25. Pro forma footnote disclosure of net income has been made as if the fair value based method of accounting defined in the Statement had been applied.

Advertising   Expenses  -   Advertising   expenses  are  expensed  as  incurred.
Advertising expense for fiscal years 2000, 1999 and 1998 totaled $186,400, $475,800 and $229,600, respectively.

New Accounting Pronouncements - In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income", which established standards for reporting and display of "Comprehensive Income" which is the total of net income and all other non-owner changes in stockholders' equity and its components. SFAS 130 is effective for fiscal years beginning after December 15, 1997 with earlier application permitted. The Company adopted the standard in fiscal 1999. For the years ended June 30, 2000, 1999 and 1998, comprehensive income is equivalent to net income.

In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131, which supersedes SFAS Nos. 14, 18, 24 and 30, establishes new standards for segment reporting in which reportable segments are based on the same criteria on which management disaggregates a business for making operating decisions and assessing performance. SFAS 131 is effective for fiscal years beginning after December 15, 1997 with earlier application permitted. The Company adopted the standard in fiscal 1999. Segment information is presented in Note 14.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements." SAB 101B, which was issued in June 2000, delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Therefore, the Company must comply with SAB 101 by their fourth fiscal quarter beginning April 1, 2001. This SAB clarifies proper methods of revenue recognition given certain circumstances surrounding sales transactions. The Company continues to evaluate the impact of SAB 101, but believes it is in compliance with the provisions of the SAB and accordingly, does not expect SAB 101 to have a material effect on its financial statements.

In  1998,  the  Financial  Accounting  Standards  Board  issued  SFAS  No.  133,
"Accounting for Derivative Instruments and Hedging Activities," which was subsequently amended by SFAS No. 137 "Accounting for Derivative Financial Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133" and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal quarters beginning after June 15, 2000 and therefore will be effective for the Company's fiscal year 2001. The adoption of SFAS No. 133 is not expected to have a material impact on the Company's financial condition or results of operations.

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"), which is effective July 1, 2000, except that certain conclusions in this Interpretation which cover specific events that occur after either December 15, 1998, or January 12, 2000 are recognized on a prospective basis from July 1, 2000. This Interpretation clarifies the application of APB Opinion 25 for certain issues related to stock issued to employees. The Company believes its existing stock based compensation policies and procedures are in compliance with FIN 44 and therefore, the adoption of FIN 44 will have no material impact on the Company's financial condition, results of operations or cash flows.

Reclassification - Certain amounts reported in prior year financial statements have been reclassified to conform with current year presentations.

2. Significant Customer

At this time, the Company does not have sales to any customer which equals or exceeds ten percent of net revenue.

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

4. Inventory

Inventory is summarized as follows:

                                                                           June 30,
                                                                 --------------------------
                                                                      2000          1999
                                                                      ----          ----

Raw materials                                                    $ 1,559,210   $ 1,055,615
                                                                 -----------   -----------
Work in progress                                                     437,112       347,898
Finished goods                                                     1,488,670     1,455,322
   Total inventory                                               $ 3,484,992   $ 2,858,835
                                                                 ===========   ===========

5. Property and Equipment

Major classifications of property and equipment and estimated useful lives are as follows:

                                                                           June 30,
                                                                 --------------------------
                                                                       2000         1999
                                                                       ----         ----

Office furniture and equipment - 5 to 10 years.................. $ 3,476,023   $ 3,867,758
Manufacturing and test equipment - 5 to 10 years................   1,959,630     1,647,823
Telephone bridging equipment - 10 years.........................     678,490       547,965
Vehicles - 3 to 5 years.........................................      22,318        22,318
                                                                 -----------   -----------
                                                                   6,136,461     6,085,864
Accumulated depreciation and amortization.......................  (3,086,112)   (3,959,905)
                                                                 -----------   -----------
   Net property and equipment................................... $ 3,050,349   $ 2,125,959
                                                                 ===========   ===========

6. Line of Credit

The Company maintains a revolving line of credit (no outstanding balance on $5.0 million available at June 30, 2000 and 1999) with a commercial bank that expires December 22, 2000 and which the Company anticipates renewing beyond that date. The line of credit is secured by the Company's accounts receivable and inventory. The interest rate on the line of credit is a variable interest rate (250 basis points over the London Interbank Offered Rate (LIBOR) or prime less 0.25%, whichever the Company chooses). The borrowing rate was 7.56% as of June 30, 2000. The weighted average interest rate for the years ended June 30, 2000, 1999 and 1998, respectively, was 7.58%, 8.1% and 10.8%. The terms of the line of credit prohibit the payment of dividends and require the Company to maintain other defined financial ratios and restrictive covenants. The Company was in compliance with all such covenants at June 30, 2000. No compensating balance arrangements are required.

7. Leases

The Company has entered into capital leases with finance companies to finance the purchase of certain furniture and equipment. Property and equipment under capital leases are as follows:

                                                                            June 30,
                                                                 --------------------------
                                                                       2000         1999
                                                                       ----         ----

Office furniture and equipment.................................. $   495,528   $   781,289
Manufacturing and test equipment................................     478,599       439,111
Telephone bridging equipment....................................     296,117       418,593
Vehicles........................................................      22,318        22,318
                                                                 -----------   -----------
                                                                   1,292,562     1,661,311
Accumulated depreciation and amortization.......................    (956,811)   (1,394,843)
                                                                 -----------   -----------
   Net property and equipment under capital leases.............. $   335,751   $   266,468
                                                                 ===========   ===========

Future minimum lease payments under capital leases and noncancelable operating leases with initial terms of one year or more are as follows:

                                                                      Capital     Operating
                                                                      -------     ---------
For years ending June 30:
   2001......................................................... $   306,192       900,678
   2002.........................................................     201,446       882,702
   2003.........................................................      29,325       682,973
   2004.........................................................      -            329,995
   2005.........................................................      -            346,611
   Thereafter...................................................      -            473,226
                                                                 -----------   -----------
      Total minimum lease payments..............................     536,963   $ 3,616,185
                                                                               ===========
Less use taxes..................................................     (32,061)
                                                                 -----------
      Net minimum lease payments................................     504,902
Less amount representing interest...............................     (49,513)
                                                                 -----------
      Present value of net minimum lease payments...............     455,389
Less current portion............................................    (249,859)
                                                                 -----------
      Capital lease obligation.................................$     205,530
                                                                 ===========

Certain operating leases contain escalation clauses based on the consumer price index. Rental expense, which was composed of minimum rentals under operating lease obligations, was $664,026, $511,836 and $362,888 for the years ended June 30, 2000, 1999 and 1998, respectively. The Company's operating lease on its facility, which expires 2006, provides for renewal options extending the terms an additional ten years. Rates charged would be at prevailing market rates at the time of renewal.

8. Royalty Agreements

The Company is a general partner in two limited partnerships, Gentner Research Ltd. ("GRL") and Gentner Research II, Ltd. ("GR2L"), both related parties. GRL sold the proprietary interest in a remote control product line to the Company in exchange for royalty agreements in 1987 and 1988. Royalty expense under the agreements with GRL for the years ended June 30, 2000, 1999 and 1998, was $16,000, $39,900 and $43,500, respectively. In fiscal 1997, GR2L sold the proprietary interest in a new remote control product to the Company in exchange for a royalty agreement. Royalty expense under this agreement with GR2L for the years ended June 30, 2000 and 1999 was $106,084 and $82,989, respectively. As of June 30, 2000 and 1999, GR2L owed the Company $52,488 and $98,633, respectively, which is a note receivable from the partnership to the Company. The terms of the note are such that 50% of all the royalty proceeds will be applied to the payment of the note's principal and interest first. The note is payable in full on April 30, 2001, and the interest rate on the note is equal to the Company's cost of short term funds.

9. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                       2000         1999
                                                                       ----         ----
Deferred tax liabilities:
   Tax over book depreciation................................... $   225,000   $   246,000

Deferred tax assets:
   Unamortized software costs...................................      20,000        18,000
   Accounts receivable and other reserves.......................      87,000        69,000
   Inventory reserves...........................................      35,000        38,000
   Product warranty accruals....................................      14,000         8,000
   Tax credit carryforwards.....................................      -             11,000
                                                                 -----------   -----------
      Total deferred tax assets.................................     156,000       144,000
                                                                 -----------   -----------
      Net deferred tax liabilities.............................. $   (69,000)  $  (102,000)
                                                                 ===========   ===========

Significant components of the provision for income taxes are as follows:

                                                              Years Ended June 30,
                                                    ---------------------------------------
                                                         2000         1999          1998
                                                         ----         ----          ----
Current:
   Federal......................................... $ 1,215,700  $   957,000   $    69,000
   State...........................................     202,901      182,700         6,000
   Tax benefits allocated to contributed capital...   1,287,000      239,000         4,000
                                                    -----------  -----------   -----------
      Total current................................   2,705,601    1,378,700        79,000

Deferred:
   Federal......................................... $   (30,000) $   128,000   $   (36,500)
   State...........................................      (3,000)      14,000        (3,500)
                                                    -----------  -----------   -----------
      Total deferred...............................     (33,000)     142,000       (40,000)
                                                    -----------  -----------   -----------
                                                    $ 2,672,601  $ 1,520,700   $    39,000
                                                    ===========  ===========   ===========

The 1998 provision for federal income taxes was reduced due to the use of approximately $1,300,000 in net operating loss benefits.

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is as follows:

                                                                Years Ended June 30,
                                                             -------------------------
                                                               2000     1999     1998
                                                               ----     ----     ----

Tax at federal statutory rate ............................     34.0%    34.0%    34.0%
 Increase (reduction) in computed tax rate resulting from:
   State income tax, net of federal effect ...............      3.3      3.3      3.3
   Valuation allowance ...................................       --     (3.9)   (33.9)
   Nondeductible entertainment expenses and life insurance
      premiums ...........................................      0.3      0.1      0.3
   Other .................................................     (1.5)     3.9     (1.0)
                                                               -----    -----    -----
                                                               36.1%    37.4%     2.7%
                                                               =====    =====    =====

10. Stock Options

The Company's 1990 Incentive Plan ("1990 Plan") has shares of common stock available for issuance to employees and directors. Provisions of the 1990 Plan include the granting of stock options. Generally, stock options vest over a five year period at 10%, 15%, 20%, 25% and 30% per year over years one through five. Certain other stock options vest in full after eight years (2004). Under the 1990 Plan, there are 200,000 shares available under options still outstanding. The Company also has a 1998 Stock Option Plan ("1998 Plan"). Provisions of the 1998 Plan include the granting of stock options. Certain options granted through December 1999 will vest based on earnings per share goals through 2003 but cliff vest after 9.75 years if earnings per share goals are not met. Options granted subsequent to December 1999 will vest based on earnings per share goals through 2005 but cliff vest after six years if earnings per share goals are not met. Under the 1998 Plan, there are 1,700,000 shares available. The 1998 Plan expires June 10, 2008, or when all the shares available under the plan have been issued. Information for the fiscal years 1996 through 1998 with respect to the Plans is as follows:


                                                                   Weighted
                                                   Number of        Average
Stock Options                                       Shares      Exercise Price
-------------                                       ------      --------------

Outstanding at June 30, 1997                        950,000        $  0.80
    Options granted                               1,193,000           2.05
    Options expired and canceled                   (258,000)          0.80
    Options exercised                               (32,000)          0.74
                                                 -----------

Outstanding at June 30, 1998                      1,853,000           1.61
    Options granted                                 100,000           3.38
    Options expired and canceled                   (115,250)          2.25
    Options exercised                              (429,702)          0.75
                                                 -----------

Outstanding at June 30, 1999                      1,408,048           1.94
    Options granted                                 744,500          13.57
    Options expired and canceled                   (348,000)          5.43
    Options exercised                              (296,000)          1.22
                                                 -----------

Outstanding at June 30, 2000                      1,508,548        $ 12.89
                                                 ===========

The following table summarizes information about stock options outstanding at June 30, 2000 under the Plans:

                                        Options Outstanding          Options Exercisable
                                        -------------------          -------------------

                                      Weighted                                    Weighted
                        Options        Average      Weighted        Options        Average
         Exercise   Outstanding at   Contractual     Average     Exercisable at   Exercise
        Price Range  June 30, 2000 Remaining Life Exercise Price  June 30, 2000     Price
        -----------  ------------- -------------- --------------  -------------     -----

     $0.72 to $0.8125   331,548       3.9 years       $0.78         198,798         $0.77
      $2.66 to $3.94    546,000      10.0 years       $2.49         106,000         $2.75
      $6.19 to $9.69    107,500       8.5 years       $8.71            --             --
     $14.00 to $15.25   504,000      10.0 years      $14.88            --             --
          $19.63         19,500      10.0 years      $19.63            --             --
                      ---------                                    ---------
Total                 1,508,548                                     304,798
                      =========                                    =========

There were 391,452 options available for future grant at June 30, 2000. The following are the options exercisable at the corresponding weighted average exercise price at June 30, 2000, 1999 and 1998, respectively: 304,798 at $1.45; 341,548 at $0.82; and 600,500 at $0.79.

On May 12, 1999 the Company registered with the Securities and Exchange Commission all shares of common stock previously issued or issuable under the 1998 Plan.

The Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its option plans. No compensation expense has been recognized for options granted under the stock option plans because the exercise price of the options equals the market price of the underlying stock on the date of the grant. If compensation expense for the Company's stock-based compensation plan had been determined consistent with SFAS 123 "Accounting and Disclosure of Stock-based Compensation", the Company's net income and diluted earnings per share would have been the pro forma amount indicated below:


                                         Fiscal Year     Fiscal Year     Fiscal Year
                                             2000            1999            1998
                                             ----            ----            ----
Net Income
       As Reported                      $   4,728,333   $   2,544,471   $   1,404,449
           diluted earnings per share   $        0.54   $        0.30   $        0.18
       Pro Forma                        $   1,788,567   $   1,865,777   $   1,223,317
           diluted earnings per share   $        0.22   $        0.22   $        0.15

The pro forma results above are not likely to be representative of the effects of applying SFAS 123 on reported net income for future years as these amounts only reflect the expense from three years.

The weighted average fair value as defined by SFAS 123 of each option granted in fiscal 2000, 1999 and 1998 is estimated as $8.83, $1.97 and $1.24, respectively, on the date of grant using the Black-Scholes model with the following weighted average assumptions: expected dividend yield, 0%; risk-free interest rate, 6.1%; expected price volatility, 62.6%; and expected life of options, 6 years.

11. International Sales

The Company provides products to the international broadcast and conferencing markets. These products are all distributed from, designed, manufactured, and serviced at the Company's facilities in Salt Lake City, Utah. The Company uses either master distributors or international dealers to facilitate its international sales. Currently, the Company's products are distributed to at least thirty-five different countries.

The Company ships products to unaffiliated distributors in worldwide markets. In fiscal 2000, 1999 and 1998, such international sales were $3,570,633, $2,512,900 and $2,581,700, respectively, and accounted for 12%, 11% and 15% of total sales. During those years, the Company shipped the following amounts to the following areas: Canada - $1,076,245, $1,070,800 and $798,800; Asia - $714,764, $355,500
and  $513,300;  Europe -  $1,102,513,  $634,200 and  $817,400;  Latin  America -
$90,205, $88,900 and $252,100; Other Areas - $586,906, $363,500 and $200,100.

12. Retirement Savings and Profit Sharing Plan

The Company has a 401(k) retirement savings and profit sharing plan to which it makes discretionary matching contributions, as authorized by the Board of Directors. All full-time employees who are at least 21 years of age and have a minimum of six months of service with the Company at the plan date are eligible to participate in the plan. Matching contributions, if made, are based upon amounts participating employees contribute to the plan. The Company's retirement plan contribution expense for the 2000, 1999 and 1998 fiscal years totaled $96,000, $69,000 and $31,000, respectively.

13. Commitments

The Company has two outstanding purchase orders to purchase certain inventory items. The total cost of this commitment is $650,000 at June 30, 2000. The Company expects to receive all inventory during the first quarter of fiscal 2001.

14. Segment Reporting

The Company has changed how it evaluates its operations internally, resulting in a change in its reported segments from its Form 10-KSB for fiscal year 1999. To obtain a better understanding of conferencing products and services and the related business opportunities, management has divided the former conferencing segment into two segments. As a result, the Company operates in four different segments - Remote Facilities Management (RFM)/Broadcast, Conferencing Products, Conferencing Services and Other. The RFM/Broadcast segment consists of remote site control products which are designed to monitor and control processes and equipment from a single source to many locations. This segment also consists of telephone interface products which are designed to facilitate the interface between regular telephone lines and the broadcast world allowing callers to speak live on radio airwaves to millions of listeners. The Conferencing Products segment consists of a full line of room system conferencing products including installed audio- and videoconferencing products. The Conferencing Services segment includes conference calling services and document conferencing services.

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

The following table summarizes the segment information:

                                                Conferencing  Conferencing                    Company
                                 RFM/Broadcast    Products      Services       All Other      Totals
                                 -------------    --------      --------       ---------      ------

Year Ended June 30, 2000:
------------------------
Net sales                       $  7,243,111   $17,373,382   $ 5,891,909    $   363,540  $ 30,871,942
Cost of goods sold                 2,781,103     6,044,720     2,974,456        132,532    11,932,811
                                   ---------   -----------     ---------        -------    ----------
Gross profit                       4,462,008    11,328,662     2,917,453        231,008    18,939,131

Marketing and selling              1,160,861     3,867,133     1,733,161          2,597     6,763,752
General and administrative                                                                  3,132,125
Product development                  784,121     1,037,180                          355     1,821,656
                                                                                          -----------
Total operating expenses                                                                   11,717,533

Operating income                                                                            7,221,598
Other income (expense)                                                                        179,336
                                                                                           ----------
Income before income taxes                                                                  7,400,934
Provision for income taxes                                                                 (2,672,601)
                                                                                           ----------
Net income                                                                               $  4,728,333
                                                                                         ============

Year Ended June 30, 1999:
------------------------
Net sales                       $  6,888,827   $12,444,823   $ 3,211,322      $ 445,355  $ 22,990,327
Cost of goods sold                 2,775,027     4,655,105     2,237,605        209,950     9,877,687
                                   ---------   -----------     ---------        -------   -----------
Gross profit                       4,113,800     7,789,718       973,717        235,405    13,112,640

Marketing and selling              1,151,128     2,796,199       976,215          6,198     4,929,740
General and administrative                                                                  2,544,664
Product development                  480,161       996,902                       17,889     1,494,952
                                                                                          -----------
Total operating expenses                                                                    8,969,356

Operating income                                                                            4,143,284
Other income (expense)                                                                        (78,113)
                                                                                              -------
Income before income taxes                                                                  4,065,171
Provision for income taxes                                                                 (1,520,700)
                                                                                           ----------
Net income                                                                               $  2,544,471
                                                                                         ============


                                                Conferencing  Conferencing                    Company
                                 RFM/Broadcast    Products      Services       All Other      Totals
                                 -------------    --------      --------       ---------      ------

Year Ended June 30, 1998:
------------------------
Net sales                       $  6,256,039   $ 8,066,213   $ 2,198,813      $ 746,821  $ 17,267,886
Cost of goods sold                 2,720,931     3,398,990     1,528,816        698,563     8,347,300
                                   ---------     ---------     ---------        -------     ---------
Gross profit                       3,535,108     4,667,223       669,997         48,258     8,920,586

Marketing and selling                932,073     1,889,027       794,420         34,356     3,649,876
General and administrative                                                                  2,470,949
Product development                  394,564       744,267                        3,774     1,142,605
                                                                                          -----------
Total operating expenses                                                                    7,263,430

Operating income                                                                            1,657,156
Other income (expense)                                                                       (213,707)
                                                                                             --------
Income before income taxes                                                                  1,443,449
Provision for income taxes                                                                    (39,000)
                                                                                              -------
Net income                                                                               $  1,404,449
                                                                                         ============

15. Subsequent Events

In May 2000, the Company entered into an agreement to purchase substantially all of the assets of ClearOne, Inc. ("ClearOne") for $3.4 million plus approximately $300,000 in inventory, with a combination of cash and restricted stock. Under the terms of the agreement, the Company issued 129,871 shares of common stock valued at $15.40 and cash of $1,758,085. Gentner assumed the lease agreement on the office space in Woburn, Massachusetts beginning in July 2000. The base monthly rent for this office space is approximately $3,300 monthly. ClearOne is a privately held developer and manufacturer of multimedia group communications products. On July 5, 2000, the acquisition was consummated and was accounted for under the purchase method of accounting.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None exist.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

Directors
---------

The following individuals are currently directors of the Company:

                                                                     Director
               Name                Age    Principal Occupation         Since
               ----                ---    --------------------         -----

        Edward Dallin Bagley        62      Attorney                    1994

        Brad R. Baldwin             45      Executive Vice President    1988
                                            and General Counsel of
                                            Idea Exchange, Inc.

        Frances M. Flood            44      Chief Executive Officer     1998
                                            and President

        Randall J. Wichinski        47      President of East           1999
                                            Cincinnati Running
                                            Company, Inc.

        David Wiener                42      President and CEO of        2000
                                            SoundTube Entertainment,
                                            Inc.

Edward Dallin Bagley has been a Director of the Company since April 1994. Previously, Mr. Bagley served as a Director of the Company from April 1987 to July 1991. Mr. Bagley began practicing law in 1965. Mr. Bagley is currently a director of Tunex International, a chain of automotive engine performance and service centers, NESCO, Inc., Buyers Online.com and 1-800-DISCOUNTS.com. Mr. Bagley received a Juris Doctorate in 1965 from the University of Utah College of Law.

Brad R. Baldwin has been a Director of the Company since 1988. In February 2000, Mr. Baldwin helped co-found and presently serves as Executive Vice President and General Counsel of Idea Exchange, Inc., an internet company dealing with ideas and intellectual capital. From October 1, 1994 to January 30, 2000, Mr. Baldwin served as President and Chief Executive Officer of Bank One, Utah, a commercial bank headquartered in Salt Lake City, Utah. Mr. Baldwin served as Senior Vice President and General Counsel of Bank One from 1988 until his appointment as President and CEO. From 1981 to 1988, Mr. Baldwin was engaged in the practice of law at the firm of Biele, Haslam, and Hatch in Salt Lake City, Utah. Mr. Baldwin received a Juris Doctorate in 1980 from the University of Washington.

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

David Wiener has been a Director of the Company since January 2000. Mr. Wiener has served as President and CEO of SoundTube Entertainment, Inc., a manufacturer of innovative commercial and consumer audio speakers, since January 1995. SoundTube Entertainment is a division of David Wiener Ventures, a product, fashion and image development company founded by Mr. Wiener in 1982. Mr. Wiener received his bachelor's degree in engineering, aerodynamics and art from Hampshire College in Amherst, Massachusetts.

Director Compensation and Committees
------------------------------------

All directors serve until their successors are elected and have qualified. The Company paid each director $650 per month for services provided as a director. Employee directors receive no additional compensation for serving on the Board.

The Board of Directors has two committees: the Audit and Compensation Committees. The Audit Committee is currently composed of Mr. Edward Dallin Bagley, Mr. Brad R. Baldwin, Mr. Randall J. Wichinski and Mr. David Wiener. The Compensation Committee is currently composed of Mr. Edward Dallin Bagley, Mr. Brad R. Baldwin, Mr. Randall J. Wichinski and Mr. David Wiener. The Audit Committee is authorized to review proposals of the Company's auditors regarding annual audits, recommend the engagement or discharge of the Company's auditors, review recommendations of such auditors concerning accounting principles and the adequacy of internal controls and accounting procedures and practices, to review the scope of the annual audit, to approve or disapprove each professional service or type of service other than standard auditing services to be provided by the auditors, and to review and discuss the audited financial statements with the auditors. The Compensation Committee makes recommendations to the Board of Directors regarding remuneration of the executive officers and directors of the Company and administers the incentive plans for directors, officers and key employees.

Meetings of the Board of Directors and Committees
-------------------------------------------------

The Board of Directors  held seven  meetings  during the last fiscal  year.  The
Audit Committee held one formal meeting during the last fiscal year. The Compensation Committee held one formal meeting during the last fiscal year.

Executive Officers
------------------

The executive officers of the Company are as follows:

 Name               Age    Position
 ----               ---    --------

Frances M. Flood    44    President and Chief Executive Officer
Tracy Bathurst      36    Vice President of Technology
Curtis Hewitson     36    Vice President of Human Resources
Susie S. Strohm     40    Vice President of Finance and Chief Financial Officer

For the biography of Ms. Flood, see "Directors."

Tracy Bathurst was named Vice President of Technology in April 2000. He has been with Gentner since 1988, serving in various roles in engineering and engineering management. He is responsible for engineering and technology development for the organization. Prior to joining the Company, Mr. Bathurst worked in the cable television and telecommunications industries for over five years. Mr. Bathurst holds a Bachelor of Science degree from Southern Utah University.

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

Susie S. Strohm became Vice President of Finance in 1997 and was named CFO during 1998. In 1996, Ms. Strohm joined the Company as its Controller. She is responsible for all the Company's accounting, financial and tax planning, financial and management reporting, and Securities and Exchange Commission filings. Prior to joining the Company, Ms. Strohm was the Controller for Newspaper Agency Corporation in Salt Lake City, Utah. She graduated from the

University of Utah with a Bachelor of Science degree in Accounting, and received her Masters of Business Administration degree from Westminster College.

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

To the Company's knowledge, the persons described above have filed all applicable Section 16(a) requirements during the preceding fiscal year, except that the following Forms were filed late: Mr. Wiener's Form 3 upon his election to the Board of Directors; Mr. Edward N. Bagley's Form 4 following his death; Mr. Wichinski's Form 4 relating to an open market purchase of stock; and Mr. Hewitson's Form 4 relating to an open market purchase of stock.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth the compensation of the Chief Executive Officer of the Company and the other most highly compensated executive officers of the Company for each of the Company's last three fiscal years whose total salary and bonus for the year ended June 30, 2000 exceeded $100,000, for services rendered in all capacities to the Company during such fiscal years.


                           SUMMARY COMPENSATION TABLE

                                 Annual Compensation                Long-Term Compensation
                               --------------------------      ---------------------------------
                                                                    Awards         Payouts
                                                               ----------------- ---------------
                                                                       Securities
                                                    Other      Restric-  Under-            All
                                                   Annual         ted     lying           Other
                                                   Compen-       Stock   Options  LTIP   Compen-
Name and Position      Year    Salary      Bonus   sation       Awards    /SARS  Payouts sation1
-----------------      ----    ------      -----   ------       ------    -----  ------- -------

Frances M. Flood      Fiscal
CEO & President        2000  $160,333    $73,700     None        None    50,000   None   $1,802

                      Fiscal
                       1999  $104,912    $66,064     None        None     None    None   $2,022

                      Fiscal
                       1998  $117,310    $16,649     None        None     None    None    None

Curtis Hewitson       Fiscal
Vice President(2)      2000   $73,574    $31,400     None        None    50,000   None   $1,841

                      Fiscal
                       1999   $60,000    $10,278     None        None     None    None   $1,800

Susie Strohm          Fiscal
CFO & Vice President   2000  $100,167    $55,538     None        None    50,000   None   $1,976

                      Fiscal
                       1999   $72,716    $44,414     None        None     None    None   $1,721

                      Fiscal
                       1998   $81,991     $9,849     None        None     None    None    None

1    These  amounts  reflect  the  Company's   contributions   to  the  deferred
     compensation plan (401(k) plan).
2    Mr. Hewitson was not an executive officer until fiscal year 1999.

Stock Options/SARS

The following table sets forth the stock option and SAR grants to the named executive officers for the last fiscal year:

              OPTION/SAR GRANTS IN FISCAL YEAR ENDED JUNE 30, 2000
                               (INDIVIDUAL GRANTS)

                         Number of       Percent of
                        Securities      Total Options
                        Underlying      /SARs Granted    Exercise
                       Options/SARs     to Employees      or Base    Expiration
Name and Position       Granted (#)    in Fiscal Year  Price ($/Sh)     Date
-----------------       -----------    --------------  ------------     ----

Frances M. Flood          50,000              7%          $15.25      6/30/2010

Curtis Hewitson           50,000              7%          $15.25      6/30/2010

Susie Strohm              50,000              7%          $15.25      6/30/2010

The options will vest over five years based on earnings per share goals but cliff vest after six years if earnings per share goals are not met.

Aggregated Stock Option/SAR Exercises

The following table sets forth the aggregated stock options and SARs exercised by the named executive officers in fiscal 2000 and the year-end value in-the-money of unexercised options and SARs:

                      AGGREGATED OPTION/SAR EXERCISES IN FISCAL YEAR ENDED JUNE 30, 2000
                      AND FISCAL YEAR-END OPTION/SAR VALUES

                                                   Number of
                                                   Securities             Value of
                                                   Underlying            Unexercised
                                                   Unexercised           In-The-Money
                                                   Options/SARs          Options/SARs
                                                   at FY-End (#)         at FY-End ($)
                         Shares
                        Acquired        Value      Exercisable/          Exercisable/
Name and Position    on Exercise (#) Realized ($)  Unexercisable         Unexercisable
-----------------    --------------- ------------  -------------         -------------

Frances M. Flood            0             $0       126,334/196,000    $1,632,455/$1,777,575

Curtis Hewitson             0             $0       18,500/116,500       $216,334/$766,353

Susie Strohm                0             $0       71,964/146,500      $914,881/$1,125,227


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding ownership of the Common Stock of the Company as of September 1, 2000 by (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding Common Stock of the Company, (ii) each director of the Company, (iii) the Chief Executive Officer and each other executive officer of the Company whose salary and bonus for the year ended June 30, 2000 exceeded $100,000, and (iv) all executive officers and directors of the Company as a group. Each person has sole investment and voting power with respect to the shares indicated, subject to community property laws where applicable, except as otherwise indicated below. The address for each beneficial owner is in care of the Company, 1825 Research Way, Salt Lake City, Utah 84119.

                                               Amount of            Percentage
      Names of Beneficial Owners         Beneficial Ownership(1)    of Class(2)
      --------------------------         ---------------------       ---------

      Edward Dallin Bagley                    1,721,618(3)            20.1%
      Frances M. Flood                          229,327(4)             2.7%
      Susie Strohm                              129,063(5)             1.5%
      Brad R. Baldwin                            96,166(6)             1.1%
      Curtis Hewitson                            41,885(7)             0.5%
      David J. Wiener                            13,250(8)             0.2%
      Randall J. Wichinski                       10,750(9)             0.1%

      Directors and Executive Officers
      as a Group (8 people)                   2,264,734(3-10)         26.5%

1 For each shareholder, the calculation of percentage of beneficial ownership is based on 8,560,896 shares of Common Stock outstanding as of September 1, 2000 and shares of Common Stock subject to options held by the shareholder that are currently exercisable or exercisable within 60 days of September 1, 2000.

2 The percentage ownership for any person is calculated assuming that all the stock that could be acquired by that person within 60 days by option exercise or otherwise, is in fact outstanding and that no other stockholder has exercised a similar right to acquire additional shares.

3 Director. Includes: 1,309,235 shares owned directly; 100,000 shares owned by a corporation controlled by Mr. Bagley; 50 shares owned by Mr. Bagley's wife as custodian for one of Mr. Bagley's daughters; and 312,333 shares held in the Bagley Family Revocable Trust, of which Mr. Bagley is co-trustee, the sole beneficiary of which is Mr. Bagley's mother. Excludes:
     50 shares owned by another of Mr. Bagley's daughters who is not a member of his household. Mr. Bagley disclaims beneficial ownership of such 50 shares and the shares owned by the Bagley Family Revocable Trust.

4 President, CEO and Director. Includes: 52,993 shares owned directly; options to purchase 176,334 shares that are exercisable within 60 days.

5 Vice President and CFO. Includes: 29,599 shares owned directly; options to purchase 99,464 shares that are exercisable within 60 days.

6 Director. Includes: 66,166 shares owned directly; options to purchase 25,000 shares that are exercisable within 60 days; and 5,000 shares owned by Mr. Baldwin's wife.

7 Director. Includes: 6,135 shares owned directly; options to purchase 35,750 shares that are exercisable within 60 days.

8 Director. Includes: 7,000 shares owned directly; options to purchase 6,250 shares that are exercisable within 60 days.

9 Director. Includes: 4,500 shares owned directly; options to purchase 6,250 shares that are exercisable within 60 days.

10 Includes: an additional 425 shares owned directly by one additional officer; and options to purchase 22,250 shares that are exercisable within 60 days by this officer.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Gentner Research Ltd. ("GRL"), is a related limited partnership, formed on August 1985, in which the Company is the general partner and Edward Dallin Bagley and, among other unrelated parties, certain members of his family, are the limited partners. In 1987 and 1988, GRL sold to the Company proprietary interests in the VRC-1000 (now VRC-2000), VRC-1000 Modem (now VRC-2000) and Digital Hybrid in exchange for royalty payments. Royalty expense recognized by the Company for the years ending June 30, 2000, 1999, and 1998 was $16,000, $39,900 and $43,500, respectively. The following directors and/or executive officers and members of their immediate families have purchased the following interests in GRL:

               Edward Dallin Bagley (Director)...................  10.42%
               The Bagley Family Revocable Trust.................   5.21%
               Robert O. Baldwin (father of Brad Baldwin)........  10.42%

The Company has also formed a second related limited partnership, Gentner Research II, Ltd. ("GR2L"), also in which it acts as general partner. In fiscal year 1997, GR2L sold proprietary interest in the GSC3000 to the Company in exchange for royalty payments. Royalty expense with GR2L for the years ending June 30, 2000, 1999, and 1998 was $106,084, $82,989 and $54,810. The following directors and/or executive officers and members of their immediate families have purchased the following interests in GR2L:

               Brad R. Baldwin (Director)........................   3.19%
               Robert O. Baldwin (father of Brad Baldwin)........   9.58%
               Edward D. Bagley (Director).......................   6.39%
               The Bagley Family Revocable Trust.................   6.39%

Mr.  Bagley's  mother is the sole  beneficiary  of the Bagley  Family  Revocable
Trust.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


Exhibits Required by Item 601 of Regulation S-B

EXHIBIT
NUMBER            DESCRIPTION
------            -----------

3.1(1,2)      Articles of Incorporation and all amendments thereto through March
              1, 1988.  (Page 10)  (incorporated by reference from the Company's
              Annual  Report on Form 10-K for the  fiscal  year  ended  June 30,
              1989)
3.2(1,2)      Amendment to Articles of Incorporation,  dated July 1, 1991. (Page
              65) (incorporated by reference from the Company's Annual Report on
              Form 10-K for the fiscal year ended June 30, 1991)
3.3(1,2)      Bylaws,  as amended on August 24, 1993. (Page 16) (incorporated by reference from the Company's  Annual Report on Form 10-KSB for the fiscal year ended June 30, 1993)
10.1(1,2)     VRC-1000 Purchase Agreement between Gentner  Engineering  Company,
              Inc. (a former subsidiary of the Company which was merged into the
              Company) and Gentner  Research Ltd.,  dated January 1, 1987. (Page
              71) (incorporated by reference from the Company's Annual Report on
              Form 10-K for the fiscal year ended June 30, 1989)
10.2(1,2)     Digital Hybrid Purchase  Agreement  between  Gentner  Engineering,
              Inc. and Gentner  Research,  Ltd.,  dated September 8, 1988. (Page
              74) (incorporated by reference from the Company's Annual Report on
              Form 10-K for the fiscal year ended June 30, 1991)
10.3(1,2,3)   1990  Incentive   Plan,  as  amended  August  7,  1996  (Page  40)
              (incorporated  by reference  from the  Company's  Annual Report on
              Form 10-KSB for the fiscal year ended June 30, 1996)
10.4(1,2,3)   1997  Employee  Stock  Purchase  Plan (Page 37)  (incorporated  by reference from the Company's  Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997)
10.5(1,2)     Lease between Company and Valley American Investment Company (Page
              71) (incorporated by reference from the Company's Annual Report on
              Form 10-KSB for the fiscal year ended June 30, 1997)
10.6(3)       1998  Stock  Option  Plan  and  Form  of  Grant  (incorporated  by reference from the Company's  Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998)
10.7          Promissory Note, Loan Agreement, and Commercial Security Agreement
              between  Company and Bank One,  Utah,  N.A. dated as of January 5,
              1999  (original   aggregate   amount  of  $5,000,000)   (Page  15)
              (incorporated by reference from the Company's Form 10-QSB for the fiscal eyarter ended December 31, 1998)

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

                                        GENTNER COMMUNICATIONS CORPORATION


September 15, 2000                            By:    /s/ Frances M. Flood
          --                                         ---------------------
                                                     Frances M. Flood
                                                     Chief Executive Officer

                                POWER OF ATTORNEY

Know all men by these presents, that each person whose signature appears below constitutes and appoints each of Frances M. Flood and Susie Strohm, jointly and severally, his true and lawful attorney in fact and agent, with full power of substitution for him and in his name, placed and stead, in any and all capacities, to sign any or all amendments to this report on Form 10-KSB and to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney in fact or his substitute or substitutes may do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


     Signature                        Title                          Date
     ---------                        -----                          ----

 /s/ Frances M. Flood        Director, President and          September 15, 2000
---------------------                                                   --
Frances M. Flood             Chief Executive Officer
                          (Principal Executive Officer)

 /s/ Susie Strohm           Vice President - Finance          September 15, 2000
-----------------                                                       --
Susie Strohm                (Principal Financial and
                               Accounting Officer)

/s/ Edward Dallin Bagley            Director                  September 15, 2000
------------------------                                                --
Edward Dallin Bagley

/s/ Brad R. Baldwin                 Director                  September 14, 2000
-------------------                                                     --
Brad R. Baldwin

/s/ David Wiener                    Director                  September 13, 2000
----------------                                                        --
David Wiener

/s/ Randall J. Wichinski            Director                  September 14, 2000
------------------------                                                --
Randall J. Wichinski