Form 10-Q
period 2000-09-30
GENTNER COMMUNICATIONS CORP
filed 2000-11-14
CIK 840715

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000
                                               ------------------

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


Indicate by check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

    Class of Common Stock                              November 1, 2000
      $0.001 par value                                 8,576,598 shares

                       GENTNER COMMUNICATIONS CORPORATION

                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------

   PART I - FINANCIAL  INFORMATION

     Item 1. Financial Statements

            Balance Sheets
              September 30, 2000 (unaudited) and June 30, 2000.............. 3


            Statements of Income
              Three Months Ended September 30, 2000 and
              1999 (unaudited).............................................. 4


            Statements of Cash Flows
              Three Months Ended September 30, 2000 and
              1999 (unaudited).............................................. 5


            Notes to Financial Statements................................... 6


     Item 2. Management's Discussion and Analysis of Plan
             of Operation................................................... 9

     Item 3. Qualitative and Quantitative Disclosure about Market Risk......14



   PART II - OTHER  INFORMATION

     Item 2.  Changes in Securities and Use of Proceeds.....................15

     Item 6.  Exhibits and Reports on Form 8-K..............................15


                       GENTNER COMMUNICATIONS CORPORATION

                                 BALANCE SHEETS


                                                                    (Unaudited)     (Audited)
                                                                   September 30,     June 30,
                                                                ------------------------------
                                                                       2000            2000
                                                                       ----            ----
                                ASSETS

Current assets:
    Cash and cash equivalents.................................. $   6,215,952    $  5,374,996
    Accounts receivable........................................     4,910,505       4,153,677
    Inventory..................................................     4,313,476       3,484,992
    Income tax receivable......................................          --           987,912
    Deferred taxes.............................................       136,000         136,000
    Other current assets.......................................       488,767         678,744
                                                                -------------    ------------
        Total current assets...................................    16,064,700      14,816,321

Property and equipment, net....................................     3,265,416       3,050,349
Related party note receivable..................................        43,196          52,488
Goodwill, net..................................................     2,774,824            --
Other assets, net..............................................       280,623           1,373
                                                                -------------    ------------

        Total assets........................................... $  22,428,759    $ 17,920,531
                                                                =============    ============


                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable........................................... $     737,140    $    767,095
    Accrued compensation and other benefits....................       687,843         694,219
    Income tax payable.........................................       682,087            --
    Other accrued expenses.....................................     1,416,276       1,045,607
    Current portion of capital lease obligations...............       253,624         249,859
                                                                -------------    ------------
        Total current liabilities..............................     3,776,970       2,756,780

Capital lease obligations......................................       144,089         205,530
Deferred tax liability.........................................       205,000         205,000
                                                                -------------    ------------
        Total liabilities......................................     4,126,059       3,167,310

Shareholders' equity:

    Common stock, 50,000,000 shares authorized, par value $.001,
      8,562,988 and 8,427,145 shares issued and outstanding
      at September 30, 2000 and June 30, 2000, respectively....         8,563           8,427
    Additional paid-in capital.................................     8,716,755       6,697,090
    Retained earnings..........................................     9,577,382       8,047,704
                                                                -------------    ------------
        Total shareholders' equity.............................    18,302,700      14,753,221
                                                                -------------    ------------

        Total liabilities and shareholders' equity............. $  22,428,759    $ 17,920,531
                                                                =============    ============




                             See accompanying notes


                       GENTNER COMMUNICATIONS CORPORATION

                              STATEMENTS OF INCOME


                                                                          (Unaudited)
                                                                      Three Months Ended
                                                                         September 30,
                                                                -------------------------------
                                                                   2000                 1999
                                                                   ----                 ----

Product sales............................................   $ 7,806,628  77.8%    $ 6,007,545  84.8%
Service sales............................................     2,222,830  22.2%      1,076,728  15.2%
                                                            ----------- -----     ----------- -----
    Total net sales......................................    10,029,458 100.0%      7,084,273 100.0%

Cost of goods sold - products............................     2,853,415  36.6%      2,101,325  35.0%
Cost of goods sold - services............................     1,173,408  52.8%        614,293  57.1%
                                                            ----------- -----     ----------- -----
    Total cost of goods sold.............................     4,026,823  40.1%      2,715,618  38.3%
                                                            ----------- -----     ----------- -----

Gross profit.............................................     6,002,635  59.9%      4,368,655  61.7%

Operating expenses:
    Marketing and selling................................     2,007,824  20.0%      1,471,897  20.8%
    General and administrative...........................     1,091,074  10.9%        746,619  10.5%
    Product development..................................       528,138   5.3%        460,676   6.5%
                                                            ----------- -----     ----------- -----
        Total operating expenses.........................     3,627,036  36.2%      2,679,192  37.8%
                                                            ----------- -----     ----------- -----

        Operating income.................................     2,375,599  23.7%      1,689,463  23.8%

Other income (expense):
    Interest income......................................        73,892   0.7%         45,767   0.6%
    Interest expense.....................................       (12,673) (0.1)%       (18,550) (0.3)%
    Other, net...........................................         2,860   0.0%          4,716   0.1%
                                                            ----------- -----     ----------- -----
        Total other income (expense).....................        64,079   0.6%         31,933   0.5%
                                                            ----------- -----     ----------- -----

Income before income taxes...............................     2,439,678  24.3%      1,721,396  24.3%
Provision for income taxes...............................       910,000   9.1%        641,000   9.0%
                                                            ----------- -----     ----------- -----
        Net income.......................................   $ 1,529,678  15.3%    $ 1,080,396  15.3%
                                                            =========== =====     =========== =====


Basic earnings per common share..........................   $      0.18          $       0.13
                                                            ===========          ============

Diluted earnings per common share........................   $      0.17          $       0.12
                                                            ===========          ============






                             See accompanying notes


                       GENTNER COMMUNICATIONS CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                            (Unaudited)
                                                                        Three Months Ended
                                                                           September 30,
                                                                     ------------------------
                                                                         2000           1999
                                                                         ----           ----

Cash flows from operating activities:
   Net income....................................................    $ 1,529,678    $ 1,080,396
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization of property and
        equipment................................................        238,920        182,056
      Amortization of other assets...............................         67,031          5,458
      Changes in operating assets and liabilities:
         Accounts receivable.....................................       (756,828)      (555,097)
         Inventory...............................................       (529,398)        45,427
         Income taxes............................................      1,670,000        473,000
         Other current assets....................................        211,601       (169,113)
         Accounts payable and other accrued expenses.............        334,335       (521,117)
                                                                     -----------     ----------

           Net cash provided by operating activities.............      2,765,339        541,010

Cash flows from investing activities:
   Purchases of property and equipment...........................       (137,704)      (249,950)
   Purchase of business..........................................     (1,758,085)          --
   Repayment of note receivable..................................          9,293          7,953
                                                                     -----------     ----------

           Net cash used in investing activities.................     (1,886,496)      (241,997)

Cash flows from financing activities:
   Proceeds from issuance of common stock........................          4,760          1,612
   Exercise of employee stock options............................         15,029         57,136
   Principal payments on capital lease obligations...............        (57,676)       (51,816)
                                                                     -----------     ----------

           Net cash provided by (used in) financing
              activities.........................................        (37,887)         6,932
                                                                     -----------     ----------

Net increase in cash.............................................        840,956        305,945
Cash at the beginning of the year................................      5,374,996      3,922,183
                                                                     ----------     ----------

Cash at the end of the period....................................    $ 6,215,952    $ 4,228,128
                                                                     ===========    ===========

Supplemental disclosure of cash flow information:
   Income taxes paid.............................................    $      --      $  (168,000)
   Interest paid.................................................    $   (12,673)   $   (18,689)
   Consideration paid in stock for purchase of business..........    $ 2,000,013    $      --




                             See accompanying notes

                       GENTNER COMMUNICATIONS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. Accordingly, certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's 2000 Annual Report on Form 10-KSB.

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

2.  Earnings Per Common Share

The following table sets forth the computation of basic and diluted net income per share:

                                                                                    Three months ended
                                                                                       September 30,
                                                                                       -------------
                                                                                     2000         1999
                                                                                     ----         ----
Numerator:
    Net income.................................................................. $ 1,529,678   $ 1,080,396
                                                                                 ===========   ===========
Denominator:
    Denominator for basic net income per share - weighted average shares........  8,555,835      8,171,978
    Effect of dilutive securities using treasury stock method...................    226,063        541,094
                                                                                 ----------    -----------
                                                                                  8,781,898      8,713,073
                                                                                 ===========   ===========

Net income per share - basic.................................................... $     0.18    $      0.13
Net income per share - dilutive................................................. $     0.17    $      0.12

3.  Comprehensive Income

As of July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive income for the three-month periods ended September 30, 2000 and 1999 was equal to net income.

4.  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and these accompanying notes. Actual results could differ from those estimates.

5.  Inventory

Inventory is summarized as follows:
                                               (Unaudited)        (Audited)
                                               September 30,       June 30,
                                                   2000              2000
                                                   ----              ----

        Raw Materials                          $ 2,292,026       $ 1,559,210
        Work in progress                           427,857           437,112
        Finished Goods                           1,593,593         1,488,670
                                               -----------       -----------

               Total inventory                 $ 4,313,476       $ 3,484,992
                                               ===========       ===========

6.  Stock Option Exercise

The following table shows the changes in stock options outstanding.

                                                                    Weighted
                                                        Number       Average
                                                       of Shares  Exercise Price
                                                       ---------  --------------

Options outstanding as of June 30, 2000............... 1,508,548    $   7.01
Options granted.......................................   106,000    $  13.58
Options exercised.....................................    (5,650)   $   2.66
Options expired & canceled............................   (44,250)   $   9.02
                                                       ---------    --------

Options outstanding as of September 30, 2000.......... 1,564,648    $   7.42
                                                       =========    ========

7.  Purchase of Business

In May 2000, the Company entered into an agreement to purchase substantially all of the assets of ClearOne, Inc. ("ClearOne") for $3.4 million plus approximately $300,000 in inventory, with a combination of cash and restricted stock. Under the terms of the agreement, the Company issued 129,871 shares of common stock valued at $15.40 and cash of $1,758,085. Goodwill resulting from the difference between the purchase price plus acquisition costs and the net assets acquired totaled approximately $2.8 million and is being amortized on a straight-line basis over fifteen years. Gentner assumed the lease agreement on the office space in Woburn, Massachusetts beginning in July 2000. The base monthly rent for this office space is approximately $3,300 monthly. ClearOne was a privately held developer and manufacturer of multimedia group communications products. On July 5, 2000, the acquisition was consummated and was accounted for under the purchase method of accounting.

The following table sets forth the comparative pro forma information:

                                                         Three months ended
                                                            September 30,
                                                            -------------
                                                         2000          1999
                                                         ----          ----

    Net revenue..................................... $ 10,029,458  $ 7,492,870
                                                     ============  ===========
    Net income...................................... $ 1,529,678   $ 1,139,333
                                                     ===========   ===========
    Net income per share - basic.................... $      0.18   $      0.14
    Net income per share - dilutive................. $      0.17   $      0.13

8.  Segment Reporting

The Company  reports  four  different  segments - Remote  Facilities  Management
(RFM), Conferencing Products, Conferencing Services and Other. The RFM segment consists remote site control products which are designed to monitor and control processes and equipment from a single source to many locations. This segment also consists of telephone interface products which are designed to facilitate the interface between regular telephone lines and the broadcast world allowing callers to speak live on radio airwaves to millions of listeners. The Conferencing Products segment consists of a full line of room system conferencing products including installed audio- and videoconferencing products. The Conferencing Services segment includes conference calling services, audio bridging, document conferencing services and the addition of the professional services group, which provides consultation services, meeting facilitation and web presentation services.

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

The following table summarizes the segment information:

                                                   Conferencing  Conferencing                   Company
                                                   ------------  ------------                   -------
                                         RFM         Products      Services       All Other      Totals
                                         ---         --------      --------       ---------      ------
Quarter Ended September 30, 2000:
--------------------------------
Net sales .......................   $ 1,827,226    $ 5,906,814   $ 2,155,273   $   140,145   $10,029,458
Cost of goods sold ..............       790,052      2,078,447     1,129,409        28,915     4,026,823
                                    -----------    -----------   -----------   -----------   -----------
Gross profit ....................     1,037,174      3,828,367     1,025,864       111,230     6,002,635

Marketing and selling ...........       170,927      1,181,158       654,791           948     2,007,824
Product development .............        82,689        445,449                                   528,138
General and administrative ......                                                              1,091,074
                                                                                             -----------
Total operating expenses ........                                                              3,627,036

Operating profit ................                                                              2,375,599
Other income (expense) ..........                                                                 64,079
                                                                                             -----------
Income before income taxes ......                                                              2,439,678
Provision for income taxes ......                                                               (910,000)
                                                                                             -----------
Net income ......................                                                            $ 1,529,678
                                                                                             ===========

Quarter Ended September 30, 1999:
---------------------------------
Net sales .......................   $ 2,058,531    $ 3,895,346   $   997,584   $   132,812   $ 7,084,273
Cost of goods sold ..............       812,038      1,265,708       594,139        43,733     2,715,618
                                    -----------    -----------   -----------   -----------   -----------
Gross profit ....................     1,246,493      2,629,638       403,445        89,079     4,368,655

Marketing and selling ...........       331,390        824,814       314,119         1,574     1,471,897
Product development .............       255,683        204,993                                   460,676
General and administrative ......                                                                746,619
                                                                                             -----------
Total operating expenses ........                                                              2,679,192

Operating profit ................                                                              1,689,463
Other income (expense) ..........                                                                 31,933
                                                                                             -----------
Income before income taxes ......                                                              1,721,396
Provision for income taxes ......                                                               (641,000)
                                                                                             -----------
Net income ......................                                                            $ 1,080,396
                                                                                             ===========


9.  Subsequent Event

A  customer  with  approximately  $400,000  in  outstanding   receivables  filed
bankruptcy on October 11, 2000.

                           MANAGEMENT'S DISCUSSION AND
                          ANALYSIS OF PLAN OF OPERATION


Results of Operations

The Company develops, manufactures, markets, and distributes products and services for the broadcast and conferencing markets. The Company reports four different segments - Remote Facilities Management (RFM)/Broadcast, Conferencing Products, Conferencing Services and Other. The Company has applied its core digital technology to the development of products for small, medium and large conferencing venues, as well as assistive listening markets. During fiscal 2000, the Company introduced the APV200-IP, GT1524 and PA870 power amplifier, which contributed to an increase of 50 percent in revenue growth in the Conferencing Products segment for the three months ended September 30, 2000 compared to the same three-month period last year. Over the past year, the Company has expanded its service offerings to include on-demand, reservationless conference calling, and Webconferencing. Revenue from the Conferencing Services segment increased by 116 percent for the three months ended September 30, 2000 compared to the same three-month period last year.

Sales for the three-month period ended September 30, 2000 increased 42% from $7,084,273 to $10,029,458 compared to the same three-month period ended September 30, 1999. This increase is mainly due to the strong growth in sales of conferencing products and conferencing services.

Conferencing Products experienced a 50% sales growth when comparing the first quarter of fiscal 2001 to the same quarter of fiscal 2000, from $3,895,346 to $5,906,814. This increase was mainly due to the continued success of the Audio PerfectTM product line, as well as the introduction of new products, including the APV200 IP and the GT1524. The Audio PerfectTM product line began shipping in April of 1998 with the AP800, and also includes the AP10, the AP400, AP Tools, the AP IR Remote, and the APV200 IP. The Company has realized more of the revenue associated with a room installation as a result of the expanded applications. During the third quarter of fiscal 2000, the Company started shipping the PA870 power amplifier.

Conferencing Services, known as 1-800 LETS MEET(R), experienced sales growth of 116% in the first quarter of this fiscal year as compared to the same quarter of last fiscal year. Revenues for the first quarter of fiscal 2001 were $2,155,273 compared to $997,584 for the same quarter of fiscal 2000. The Company attributes this growth in sales to an increased customer base as well as the overall market growth over the last year. This increase was also the result of the Company expanding its sales staff who market its conference calling service. The Company's conference calling service is being marketed not only to corporate clients but also to long distance telephone service providers for resale.

RFM/Broadcast sales decreased 11% to $1,827,226 from $2,058,531 in the first quarter of this fiscal year compared to the same quarter of last fiscal year. RFM/Broadcast consists of two product lines, Telephone Interface and Remote Facilities Management (RFM, formerly known as Remote Site Control). Sales of the Telephone Interface line decreased 3% during the first quarter of this fiscal year compared to the same quarter of last year. Telephone hybrids are used to connect telephone line audio to professional audio equipment. RFM decreased 22% in the first quarter of this fiscal year when compared to the same quarter last year, mainly due to fewer sales of the GSC3000. The Company believes that GSC3000 revenue last year was driven by the FCC requirement that the top 30 markets across the country have the HDTV infrastructure installed. Those sales trends are not expected to continue into the smaller markets in the next year, because the FCC postponed the required installation of HDTV in the remaining markets until 2002.

Other sales increased 27% in the first quarter of this fiscal year compared to the same quarter of last fiscal year. Sales for the first quarter of fiscal 2001 were $140,145 compared to $132,812 for the same quarter of fiscal 2000. In general, the Company is not promoting Other Products, and those sales are not expected to increase substantially.

The Company's gross profit margin percentage was 60% for the first quarter of fiscal 2001 and 62% for the same quarter last year. This decrease was primarily due to the increase in the pricing of select core components.

The Company believes that most of the key components required for the production of its products are currently available in sufficient quantities, although lead times and prices have been increasing. At least thirty-five percent of the raw materials currently needed require lead times of ten weeks or longer. The Company has purchased more of these "longer lead-time" parts to ensure continued delivery of products thereby increasing overall inventory, but there can be no assurance that such quantities will be sufficient. The Company also continues to focus on locating other sources for raw materials and enhancing vendor relationships to further ensure adequate materials.

The Company's operating expenses increased 35% when comparing the first quarter of this fiscal year compared to the same quarter of last fiscal year. The most significant portion of these increases came in marketing and selling expenses.

Marketing and selling expenses for the first quarter of fiscal 2001 increased 36% from the first quarter of last fiscal year, although expenses remained essentially the same as a percent of revenue. The increase in dollars was primarily due to higher commission expense resulting from the increase in sales. Also contributing to the increase was higher salary expenses and recruiting costs connected to the hiring of additional marketing and selling personnel.

Product development costs increased 15% in the first quarter of fiscal 2001 as compared to the first quarter of fiscal 2000, but decreased as a percent of revenue from 6.5% in the first quarter of fiscal 2000 to 5.3% in the first quarter of fiscal 2001. The increase in absolute dollars was primarily due to new product development and higher salary expenses.

General and administrative expenses increased 46% in the first quarter of fiscal 2001 as compared to the first quarter in the previous fiscal year, although expenses remained essentially the same as a percent of revenue. This increase in absolute dollars was mainly due to hiring of personnel to support sales increases and the infrastructure costs associated with the hiring of such new personnel. Also associated with this increase was the costs associated with the Woburn office and the amortization expense associated with the goodwill purchased in the ClearOne acquisition.

Interest income increased 71% when comparing the first quarter of fiscal 2001 to the first quarter of fiscal 2000.

Interest expense decreased 32% when comparing the first quarter of fiscal 2001 to the first quarter of fiscal 2000 due to the maturing of certain of the Company's leases.

During the first quarter of fiscal 2001, income tax expense was calculated at a combined federal and state tax rate of approximately 37%, resulting in a tax expense of $910,000, compared to 37% and $641,000 in the first quarter of fiscal 2000.

Net income increased 41% the first quarter of this fiscal year as compared to the first quarter in the previous year.

Financial Condition and Liquidity

The Company had cash and cash equivalents of $6.2 million and $5.4 million at September 30, 2000 and June 30, 2000, respectively, an increase of $841,000. Net operating activities provided cash of $2.8 million in the first quarter of fiscal 2001, primarily due to receipts of tax refunds due to federal and state tax benefits from stock options exercised in the fourth quarter of fiscal 2000. Net investing activities used cash of $1.9 million primarily due to the purchase of the assets of ClearOne. Net cash used by financing activities was $37,887.

The Company has an available revolving line of credit of $5.0 million, which is secured by the Company's accounts receivable and inventory. The interest rate on the line of credit is a variable interest rate (250 basis points over the London Interbank Offered Rate (LIBOR) or prime less 0.25%, whichever the Company chooses). The borrowing rate was 7.56% at September 30, 2000. There was no outstanding balance on September 30, 2000. The line of credit expires on December 22, 2000. Borrowings under the line of credit are subject to certain financial and operating covenants. The Company was in compliance with the covenants at September 30, 2000.

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

Factors that May Affect Future Results

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Forward-looking statements relate to the Company's future plans, objectives, expectations, and intentions. These statements may be recognized by the use of words such as "believes," "expects," "may," "will," "intends," "plans," "should," "seeks," "anticipates," and similar expressions. In particular, statements regarding the Company's markets and market share, demand for its products and services, FCC actions, manufacturing capacity and component availability, and the development and introduction of new products and services are forward-looking statements and subject to material risks. Actual results could differ markedly from those projected in the forward-looking statements as a result of the factors set forth below and the matters set forth in the report generally, as well as the factors set forth in the Company's reports filed with the Securities and Exchange Commission including the Form 10-KSB filed for the year ended June 30, 2000. The Company cautions the reader, however, that this list of factors may not be exhaustive, particularly with respect to future factors. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

Rapid Technological Change

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

Marketing

The Company is subject to the risks inherent in the marketing and sale of current and new products and services in an evolving marketplace. The Company must effectively allocate its resources to the marketing and sale of these products through diverse channels of distribution. The Company's current strategy is to establish distribution channels and direct selling efforts in markets where it believes there is a growing need for its products and services. For example, with the acquisition of the ClearOne assets the Company has expanded its products to include the retail market. There can be no assurance that this strategy will prove successful.

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

Price discounts to the Company's distribution market are based on performance. However, there are no obligations on the part of such representatives and dealers to provide any specified level of support to the Company's products or to devote any specific time, resources or efforts to the marketing of the Company's products. There are no prohibitions on dealers offering products that are competitive with those of the Company. Most dealers do offer competitive products. The Company reserves the right to maintain house accounts which are for products sold directly to customers. The loss of representatives or dealers could have a material adverse effect on the Company's business.

Limited Capitalization

As of September 30, 2000, the Company had $6.2 million in cash and $12.3 million in working capital. The Company may be required to seek additional financing if anticipated levels of revenue are not realized, if higher than anticipated costs are incurred in the development, manufacture, or marketing of the Company's products, or if product demand exceeds expected levels. There can be no assurance that any additional financing thereby necessitated will be available on acceptable terms, or at all.

In addition, the Company's $5 million revolving line of credit matures in December of 2000 and there can be no assurance that the Company will be able to extend the maturity date of the line of credit or obtain a replacement line of credit from another commercial institution. The Company had no outstanding balance payable on the line of credit as of September 30, 2000. To the extent the line of credit is not extended or replaced and cash from operations is insufficient to fund operations, the Company may be required to seek additional financing.

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

Dependence on Supplier and Single Source of Supply

The Company does not typically have written contracts with any of its suppliers. Furthermore, certain electronic components used in connection with the Company's products can only be obtained from single manufacturers and the Company is dependent upon the ability of these manufacturers to deliver such components to the Company's suppliers so that they can meet the Company's delivery schedules. The Company does not have a written commitment from such suppliers to fulfill the Company's future requirements. The Company's suppliers maintain an inventory of such components, but there can be no assurance that such components will always be readily available, available at reasonable prices, available in sufficient quantities, or deliverable in a timely fashion. If such key components become unavailable, it is likely that the Company will experience delays, which could be significant, in production and delivery of its products unless and until the Company can otherwise procure the required component or components at competitive prices, if at all. The lack of availability of these components could have a materially adverse effect on the Company.

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

Potential Dilutive Effect of Outstanding Options and Possible Negative Effect of Future Financing

The Company has outstanding options issued under the Company's 1990 Incentive Plan and the 1998 Stock Option Plan, which include options to purchase up to 1,900,000 shares of Common Stock granted or available for grant. As of September 30, 2000, the Plans have 1,564,648 options outstanding. Holders of these options are given an opportunity to profit from a rise in the market price of the Company's Common Stock with a resulting dilution in the interests of the other stockholders. The holders of the options may exercise them at a time when the Company might be able to obtain additional capital through a new offering of securities on terms more favorable than those provided therein.

Possible Control by Officers and Directors

The officers and directors of the Company together had beneficial ownership of approximately 26.6% of the Common Stock (including options that are currently exercisable or exercisable within sixty (60) days) of the Company as of September 1, 2000. This significant holding in the aggregate places the officers and directors in a position, when acting together, to effectively control the Company and could delay or prevent a change in control (see "Security Ownership of Certain Beneficial Owners and Management").

Collectability of Outstanding Receivables

The Company grants credit without requiring collateral to substantially all of its customers. Although the possibility of a large percentage of customers defaulting exists, the Company believes this scenario to be highly unlikely.

International Sales

International sales represent a significant portion of the Company's total revenue. For example, international sales represented 12% of the Company's total sales for the first quarter of fiscal 2000. If the Company is unable to maintain international market demand, its results of operations could be materially harmed. The Company's international business is subject to the financial and operating risks of conducting business internationally, including: unexpected changes in, or imposition of, legislative or regulatory requirements; fluctuating exchange rates, tariffs and other barriers; difficulties in staffing and managing foreign subsidiary operations; export restrictions; greater difficulties in accounts receivable collection and longer payment cycles; potentially adverse tax consequences; and potential hostilities and changes in diplomatic and trade relationships. All of the Company's sales in international markets are priced in U.S. Dollars.

Integration of Acquired Business

The Company has dedicated and will continue to dedicate, substantial management resources in order to achieve the anticipated operating efficiencies from integrating ClearOne. Difficulties encountered in integrating the companies' operations could adversely impact the business, results of operations or financial condition of the Company. Also, the Company intends to pursue acquisition opportunities in the future. The integration of acquired businesses could require substantial management resources. There can be no assurance that any such integration will be accomplished without having a short or potentially long-term adverse impact on the business, results of operations or financial condition of the Company or that the benefits expected from any such integration will be fully realized.

New Accounting Pronouncements

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements." The effective date of SAB 101 is the fourth quarter of fiscal years beginning after December 15, 1999. This SAB clarifies proper methods of revenue recognition given certain circumstances surrounding sales transactions. The Company continues to evaluate the impact of SAB 101, but believes it is in compliance with the provisions of the SAB and accordingly, does not expect SAB 101 to have a material effect on its financial statements.

In  1998,  the  Financial  Accounting  Standards  Board  issued  SFAS  No.  133,
"Accounting for Derivative Instruments and Hedging Activities," which was subsequently amended by SFAS No. 137 "Accounting for Derivative Financial Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133" and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal quarters beginning after June 15, 2000. The Company has adopted SFAS No. 133 in this quarter. The adoption of SFAS No. 133 did not have a material impact on the Company's financial condition or results of operations.



                          QUALITATIVE AND QUANTITATIVE
                          DISCLOSURES ABOUT MARKET RISK


In 1997, the SEC issued new rules (Item 305 of Regulation S-K) which requires disclosure of material risks as defined by Item 305, related to market risk sensitive financial instruments. As defined, the Company currently has only limited market risk sensitive instruments related to interest rates. The Company has outstanding capital leases of $398,000 at September 30, 2000.

The Company does not have significant exposure to changing interest rates on these capital leases because interest rates for the majority of the capital leases are fixed. The Company has not undertaken any additional actions to cover interest rate market risk and is not a party to any other interest rate market risk management activities.

A hypothetical 10% change in market interest rates over the next year would not impact the Company's earnings or cash flows as the interest rates on the majority of the capital leases are fixed.

The Company does not purchase or hold any derivative financial instruments for trading purposes.

                           PART II - OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------

On July 5, 2000, the Company issued 129,871 shares of the Company's common stock in partial consideration for substantially all of the assets of ClearOne, Inc. These shares were issued in a manner not involving a public offering and therefore did not require registration under the Securities Act of 1933, as amended, pursuant to Section 4 (2) thereof.

This transaction was made directly by the Company without use of an underwriter or placement agent and without payment of commissions or other remuneration.

With respect to the exemption from registration claimed under Section 4 (2) of the Securities Act of 1933, neither the Company nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or advertising. Prior to making any offer or sale, the Company had reasonable grounds to believe and believed that the prospective investor was capable of the merits and risks of the investment and was able to bear the economic risk of the investment. The purchaser represented that such purchaser was an accredited investor and that the securities were being acquired for investment for purchaser's own account, and agreed that the securities would not be sold without registration under the Securities Act or exemption therefrom.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

        (a)     Exhibits
        ----------------

EXHIBIT
NUMBER            DESCRIPTION
------            -----------

27                Financial Data Schedule


        (b)   Reports on Form 8-K
        -------------------------

A report on Form 8-K was filed on September 18, 2000, to announce the purchase of substantially all of the assets of ClearOne, Inc.

                                   SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GENTNER COMMUNICATIONS CORPORATION


                                   /s/ Susie Strohm
                                   ---------------------------------------------
                                   Vice President, Finance


Date:  November 14, 2000