Form 10-Q
period 2000-12-31
GENTNER COMMUNICATIONS CORP
filed 2001-02-14
CIK 840715

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2000

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

       Class of Common Stock                             February 12, 2001
         $0.001 par value                                8,609,898 shares

                       GENTNER COMMUNICATIONS CORPORATION

                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------

      PART I - FINANCIAL  INFORMATION

        Item 1. Consolidated Financial Statements

                Consolidated Balance Sheets
                  December 31, 2000 (unaudited) and June 30, 2000........... 3


                Consolidated Statements of Income
                  Three Months Ended December 31, 2000 and
                  1999 (unaudited).......................................... 4


                Consolidated Statements of Income
                  Six Months Ended December 31, 2000 and
                  1999 (unaudited).......................................... 5


                Consolidated Statements of Cash Flows
                  Six Months Ended December 31, 2000 and
                  1999 (unaudited).......................................... 6


                Notes to Consolidated Financial Statements.................. 7


        Item 2. Management's Discussion and Analysis of Plan
                of Operation................................................12

        Item 3. Qualitative and Quantitative Disclosure about Market Risk...17



      PART II - OTHER  INFORMATION

        Item 4.  Submission of Matters to a Vote of Security Holders........18

        Item 6.  Exhibits and Reports on Form 8-K...........................18


                       GENTNER COMMUNICATIONS CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                                   (Unaudited)       (Audited)
                                                                   December 31,       June 30,
                                                                   ---------------------------
                                                                       2000             2000
                                                                       ----             ----
                                ASSETS

Current assets:
    Cash and cash equivalents.................................. $   5,727,589    $  5,374,996
    Accounts receivable........................................     5,123,708       4,153,677
    Inventory..................................................     4,999,548       3,484,992
    Income tax receivable......................................          --           987,912
    Deferred taxes.............................................       136,000         136,000
    Other current assets.......................................     1,308,794         678,744
                                                                -------------    ------------
        Total current assets...................................    17,295,639      14,816,321

Property and equipment, net....................................     3,339,184       3,050,349
Related party note receivable..................................        30,834          52,488
Goodwill, net..................................................     2,727,794            --
Other assets, net..............................................       260,622           1,373
                                                                -------------    ------------

        Total assets........................................... $  23,654,073    $ 17,920,531
                                                                =============    ============


                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable........................................... $     775,934    $    767,095
    Accrued compensation and other benefits....................       569,899         694,219
    Income tax payable.........................................       355,312            --
    Other accrued expenses.....................................     1,403,063       1,045,607
    Current portion of capital lease obligations...............       231,074         249,859
                                                                -------------    ------------
        Total current liabilities..............................     3,335,282       2,756,780

Capital lease obligations......................................        96,451         205,530
Deferred tax liability.........................................       205,000         205,000
                                                                -------------    ------------
        Total liabilities......................................     3,636,733       3,167,310

Shareholders' equity:

    Common stock, 50,000,000 shares authorized, par value $.001,
      8,594,384 and 8,427,145 shares issued and outstanding
      at December 31, 2000 and June 30, 2000, respectively.....         8,594           8,427
    Additional paid-in capital.................................     8,889,621       6,697,090
    Retained earnings..........................................    11,117,244       8,047,704
    Cumulative foreign currency translation adjustments........         1,881            --
                                                                -------------    ------------
        Total shareholders' equity.............................    20,017,340      14,753,221
                                                                -------------    ------------

        Total liabilities and shareholders' equity............. $  23,654,073    $ 17,920,531
                                                                =============    ============




                             See accompanying notes


                       GENTNER COMMUNICATIONS CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                           (Unaudited)
                                                                        Three Months Ended
                                                                           December 31,
                                                            ---------------------------------------
                                                                   2000                 1999
                                                                   ----                 ----

Product sales............................................   $ 7,771,500  73.2%    $ 6,114,738  82.5%
Service sales............................................     2,840,248  26.8%      1,301,101  17.5%
                                                            -----------  ----     -----------  ----
    Total net sales......................................    10,611,748 100.0%      7,415,839 100.0%

Cost of goods sold - products............................     2,838,723  36.5%      2,262,365  37.0%
Cost of goods sold - services............................     1,413,673  49.8%        696,304  53.5%
                                                            -----------  ----     -----------  ----
    Total cost of goods sold.............................     4,252,396  40.1%      2,958,669  39.9%
                                                            -----------  ----     -----------  ----

Gross profit.............................................     6,359,352  59.9%      4,457,170  60.1%

Operating expenses:
    Marketing and selling................................     1,987,507  18.7%      1,564,876  21.1%
    General and administrative...........................     1,405,979  13.2%        750,392  10.1%
    Product development..................................       591,506   5.6%        495,912   6.7%
                                                            -----------  ----     -----------  ----
        Total operating expenses.........................     3,984,992  37.5%      2,811,180  37.9%
                                                            -----------  ----     -----------  ----

        Operating income.................................     2,374,360  22.4%      1,645,990  22.2%

Other income (expense):
    Interest income......................................       104,340   1.0%         55,361   0.7%
    Interest expense.....................................       (10,761) (0.1)%       (17,411) (0.2)%
    Other, net...........................................        14,598   0.1%         (6,174) (0.1)%
    Gain on foreign currency transactions................        10,550   0.1%           --     0.0%
                                                            -----------  ----     -----------  ----
        Total other income (expense).....................       118,727   1.1%         31,776   0.4%
                                                            -----------  ----     -----------  ----

Income before income taxes...............................     2,493,087  23.5%      1,677,766  22.6%
Provision for income taxes...............................       953,225   9.0%        626,000   8.4%
                                                            -----------  ----     -----------  ----
        Net income.......................................   $ 1,539,862  14.5%    $ 1,051,766  14.2%
                                                            ===========  ====     ===========  ====


Basic earnings per common share..........................   $      0.18           $      0.13
                                                            ===========           ===========

Diluted earnings per common share........................   $      0.17           $      0.12
                                                            ===========           ===========










                             See accompanying notes



                       GENTNER COMMUNICATIONS CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                           (Unaudited)
                                                                         Six Months Ended
                                                                           December 31,
                                                            ---------------------------------------
                                                                   2000                 1999
                                                                   ----                 ----

Product sales............................................   $15,578,128  75.5%    $12,122,283  83.6%
Service sales............................................     5,063,078  24.5%      2,377,829  16.4%
                                                            -----------  ----     -----------  ----
    Total net sales......................................    20,641,206 100.0%     14,500,112 100.0%

Cost of goods sold - products............................     5,692,138  36.5%      4,363,690  36.0%
Cost of goods sold - services............................     2,587,081  51.1%      1,310,597  55.1%
                                                            -----------  ----     -----------  ----
    Total cost of goods sold.............................     8,279,219  40.1%      5,674,287  39.1%
                                                            -----------  ----     -----------  ----

Gross profit.............................................    12,361,987  59.9%      8,825,825  60.9%

Operating expenses:
    Marketing and selling................................     3,995,331  19.4%      3,036,772  20.9%
    General and administrative...........................     2,497,053  12.1%      1,497,013  10.3%
    Product development..................................     1,119,644   5.4%        956,588   6.6%
                                                            -----------  ----     -----------  ----
        Total operating expenses.........................     7,612,028  36.9%      5,490,373  37.9%
                                                            -----------  ----     -----------  ----

        Operating income.................................     4,749,959  23.0%      3,335,452  23.0%

Other income (expense):
    Interest income......................................       178,232   0.9%        101,129   0.7%
    Interest expense.....................................       (23,434) (0.1)%       (35,961) (0.2)%
    Other, net...........................................        17,458   0.1%         (1,458)  0.0%
    Gain on foreign currency transactions................        10,550   0.1%           --     0.0%
                                                            -----------  ----     -----------  ----
        Total other income (expense).....................       182,806   0.9%         63,710   0.4%
                                                            -----------  ----     -----------  ----

Income before income taxes...............................     4,932,765  23.9%      3,399,162  23.4%
Provision for income taxes...............................     1,863,225   9.0%      1,267,000   8.7%
                                                            -----------  ----     -----------  ----
        Net income.......................................   $ 3,069,540  14.9%    $ 2,132,162  14.7%
                                                            ===========  ====     ===========  ====


Basic earnings per common share..........................   $      0.36           $      0.26
                                                            ===========           ===========

Diluted earnings per common share........................   $      0.34           $      0.24
                                                            ===========           ===========










                             See accompanying notes


                       GENTNER COMMUNICATIONS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            (Unaudited)
                                                                         Six Months Ended
                                                                            December 31,
                                                                     ------------------------
                                                                        2000           1999
                                                                        ----           ----

Cash flows from operating activities:
   Net income....................................................    $ 3,069,540   $ 2,132,162
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization of property and equipment....        501,033       362,954
      Amortization of other assets...............................        134,062         7,508
      Changes in operating assets and liabilities:
         Accounts receivable.....................................       (970,031)     (932,610)
         Inventory...............................................     (1,215,470)      (43,104)
         Other current assets....................................       (608,426)     (340,182)
         Accounts payable and other accrued expenses.............      1,585,199      (565,407)
      Other......................................................          1,881          --
                                                                     -----------   -----------

           Net cash provided by operating activities.............      2,497,788       621,321

Cash flows from investing activities:
   Purchases of property and equipment...........................       (473,586)     (429,403)
   Purchase of business..........................................     (1,758,085)         --
   Repayment of note receivable..................................         21,654        21,339
                                                                     -----------   -----------

           Net cash used in investing activities.................     (2,210,017)     (408,064)

Cash flows from financing activities:
   Proceeds from issuance of common stock........................         10,718        41,746
   Exercise of employee stock options............................        181,967       100,941
   Principal payments on capital lease obligations...............       (127,863)     (105,038)
                                                                     -----------   -----------

           Net cash provided by financing activities.............         64,822        37,649
                                                                     -----------   -----------

Net increase in cash.............................................        352,593       250,906
Cash at the beginning of the year................................      5,374,996     3,922,183
                                                                     -----------   -----------

Cash at the end of the period....................................    $ 5,727,589   $ 4,173,089
                                                                     ========-==   ===========

Supplemental disclosure of cash flow information:
   Income taxes paid.............................................    $(1,280,000)  $(1,541,000)
   Interest paid.................................................    $   (23,435)  $   (35,768)
   Consideration paid in stock for purchase of business..........    $(2,000,013)  $      --









                             See accompanying notes

                       GENTNER COMMUNICATIONS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000
                                   (Unaudited)

1.  Basis of Presentation

During October 2000, the Company established Gentner Communications EuMEA GmbH, a wholly owned subsidiary headquartered in Nuremberg, Germany. The subsidiary began operations during December 2000. Gentner EuMEA will focus on distribution, technical support, and training in Europe, the Middle East and northern Africa. The subsidiary conducts its sales and prepares its financial statements in German Deutsche Marks.

Beginning  the  second   quarter  of  fiscal  2001,  the  Company  will  provide
consolidated financial statements, and all intercompany transactions will be eliminated.

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

2.  Earnings Per Common Share

The following table sets forth the computation of basic and diluted net income per share:

                                                                                    Three months ended
                                                                                       December 31,
                                                                                 -------------------------
                                                                                     2000         1999
                                                                                     ----         ----
Numerator:
    Net income.................................................................. $ 1,539,862   $ 1,051,766
                                                                                 ===========   ===========
Denominator:
    Denominator for basic net income per share - weighted average shares........   8,579,626     8,218,818
    Effect of dilutive securities using treasury stock method...................     447,470       571,762
                                                                                 -----------   -----------
                                                                                   9,027,096     8,790,580
                                                                                 ===========   ===========

Net income per share - basic.................................................... $      0.18   $      0.13
Net income per share - dilutive................................................. $      0.17   $      0.12


                                                                                     Six months ended
                                                                                       December 31,
                                                                                 -------------------------
                                                                                     2000         1999
                                                                                     ----         ----
Numerator:
    Net income.................................................................. $ 3,069,540   $ 2,132,162
                                                                                 ===========   ===========
Denominator:
    Denominator for basic net income per share - weighted average shares........   8,567,730     8,195,398
    Effect of dilutive securities using treasury stock method...................     461,887       519,286
                                                                                 -----------   -----------
                                                                                   9,029,617     8,714,684
                                                                                 ===========   ===========

Net income per share - basic.................................................... $      0.36   $      0.26
Net income per share - dilutive................................................. $      0.34   $      0.24

3.  Comprehensive Income

As of July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive income for the six-month periods ended December 31, 2000 and 1999 was $3,071,421 and $2,132,162, respectively.

4.  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and these accompanying notes. Actual results could differ from those estimates.

5.  Inventory

Inventory is summarized as follows:
                                                    (Unaudited)       (Audited)
                                                    December 31,       June 30,
                                                       2000              2000
                                                       ----              ----

        Raw Materials                               $ 2,798,400     $ 1,559,210
        Work in progress                                626,354         437,112
        Finished Goods                                1,574,794       1,488,670
                                                    -----------     -----------

               Total inventory                      $ 4,999,548     $ 3,484,992
                                                    ===========     ===========


6.  Stock Option Exercise

The following table shows the changes in stock options outstanding.

                                                                    Weighted
                                                        Number       Average
                                                       of Shares  Exercise Price
                                                       ---------  --------------

Options outstanding as of June 30, 2000............... 1,508,548    $   7.01

Options granted.......................................   106,000    $  13.58
Options exercised.....................................    (5,650)   $   2.66
Options expired & canceled............................   (44,250)   $   9.02
                                                       ---------     -------

Options outstanding as of September 30, 2000.......... 1,564,648    $   7.42

Options granted.......................................   360,000    $  12.61
Options exercised.....................................   (31,050)   $   5.38
Options expired & canceled............................    (3,000)   $   2.66
                                                       ----------    -------

Options outstanding as of December 31, 2000........... 1,890,598    $   8.45
                                                       =========     =======

7.  Purchase of Business

In May 2000, the Company entered into an agreement to purchase substantially all of the assets of ClearOne, Inc. ("ClearOne") for $3.4 million plus approximately $300,000 in inventory, with a combination of cash and restricted stock. Under the terms of the agreement, the Company issued 129,871 shares of common stock valued at $15.40 and cash of $1,758,085. Goodwill resulting from the difference between the purchase price plus acquisition costs and the net assets acquired, including a non-compete agreement of $240,000, totaled approximately $2.8 million and is being amortized on a straight-line basis over fifteen years. Gentner assumed the lease agreement on ClearOne office space in Woburn, Massachusetts beginning in July 2000. The base monthly rent for this office space is approximately $3,300 monthly. ClearOne was a privately held developer and manufacturer of multimedia group communications products. On July 5, 2000, the acquisition was consummated and was accounted for under the purchase method of accounting.

The following pro forma combined financial information reflects operations as if the acquisition of ClearOne had occurred as of July 1, 1999. The pro forma combined financial information is presented for illustrative purposes only, does not purport to be indicative of the Company's results of operations as of the date hereof and is not indicative necessarily of what the Company's actual results of operations would have been had the acquisition been consummated on such date.

                                                          Three months ended
                                                             December 31,
                                                             ------------
                                                          2000          1999
                                                          ----          ----

    Net revenue...................................... $10,611,748  $ 7,385,700
                                                      ===========  ===========
    Net income....................................... $ 1,539,862  $   779,793
                                                      ===========  ===========
    Net income per share - basic..................... $      0.18  $      0.09
    Net income per share - dilutive.................. $      0.17  $      0.09

                                                           Six months ended
                                                             December 31,
                                                             ------------
                                                          2000          1999
                                                          ----          ----

    Net revenue...................................... $20,641,206  $14,878,570
                                                      ===========   ==========
    Net income....................................... $ 3,069,540  $ 1,919,126
                                                      ===========   ==========
    Net income per share - basic..................... $      0.36  $      0.23
    Net income per share - dilutive.................. $      0.34  $      0.22

8.  Segment Reporting

The Company  reports  four  different  segments - Remote  Facilities  Management
(RFM)/Broadcast, Conferencing Products, Conferencing Services and Other. The RFM/Broadcast segment consists of remote site control products that are designed to monitor and control processes and equipment from a single source to many locations. This segment also consists of telephone interface products which are designed to facilitate the interface between regular telephone lines and the broadcast world, allowing callers to speak live on radio and TV airwaves to millions of listeners. The Conferencing Products segment consists of a full line of room system conferencing products including installed and portable audio- and videoconferencing products. The Conferencing Services segment includes conference calling services, audio bridging, document conferencing services and the addition of the professional services group, which provides consultation services, meeting facilitation and web presentation services.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies included within the Company's Form 10-KSB for the year ended June 30, 2000. The Company evaluates the performance of these business segments based upon a measure of gross profit since general and administrative costs are not allocated to each segment.

The Company's reportable segments are strategic business units that offer products and services to meet different customer needs. They are managed separately because each segment requires focus and attention on their market and distribution channel.

The following table summarizes the segment information:

                                     RFM/       Conferencing  Conferencing                   Company
                                   Broadcast      Products      Services       All Other      Totals
                                   ---------      --------      --------       ---------      ------
Quarter Ended December 31, 2000:
-------------------------------
Net sales                       $  1,867,268  $  5,889,955   $ 2,799,390     $   55,135  $ 10,611,748
Cost of goods sold                   687,318     2,155,019     1,377,108         32,951     4,252,396
                                  ----------     ---------     ---------         ------     ---------
Gross profit                       1,179,950     3,734,936     1,422,282         22,184     6,359,352

Marketing and selling                155,938     1,242,553       587,760          1,256     1,987,507
Product development                   65,154       526,352                                    591,506
General and administrative                                                                  1,405,979
                                                                                            ---------
Total operating expenses                                                                    3,984,992

Operating profit                                                                            2,374,360
Other income (expense)                                                                        118,727
                                                                                           ----------
Income before income taxes                                                                  2,493,087
Provision for income taxes                                                                   (953,225)
                                                                                            ---------
Net income                                                                               $  1,539,862
                                                                                         ============

Quarter Ended December 31, 1999:
-------------------------------
Net sales                       $  1,799,641  $  4,281,404  $  1,256,757    $    78,037  $  7,415,839
Cost of goods sold                   758,900     1,493,633       678,211         27,925     2,958,669
                                  ----------     ---------       -------       --------     ---------
Gross profit                       1,040,741     2,787,771       578,546         50,112     4,457,170

Marketing and selling                311,472       872,373       380,013          1,018     1,564,876
Product development                  253,989       241,923                                    495,912
General and administrative                                                                    750,392
                                                                                           ----------
Total operating expenses                                                                    2,811,180

Operating profit                                                                            1,645,990
Other income (expense)                                                                         31,776
                                                                                          -----------
Income before income taxes                                                                  1,677,766
Provision for income taxes                                                                   (626,000)
                                                                                            ---------
Net income                                                                               $  1,051,766
                                                                                         ============


                                     RFM/       Conferencing  Conferencing                   Company
                                   Broadcast      Products      Services       All Other      Totals
                                   ---------      --------      --------       ---------      ------
Year-to-Date At December 31, 2000:
----------------------------------
Net sales                       $  3,694,494  $ 11,796,769   $ 4,954,663    $   195,280  $ 20,641,206
Cost of goods sold                 1,477,370     4,233,466     2,506,517         61,866     8,279,219
                                   ---------     ---------     ---------       --------   -----------
Gross profit                       2,217,124     7,563,303     2,448,146        133,414    12,361,987

Marketing and selling                326,865     2,423,711     1,242,551          2,204     3,995,331
Product development                  147,843       971,801                                  1,119,644
General and administrative                                                                  2,497,053
                                                                                            ---------
Total operating expenses                                                                    7,612,028

Operating profit                                                                            4,749,959
Other income (expense)                                                                        182,806
                                                                                           ----------
Income before income taxes                                                                  4,932,765
Provision for income taxes                                                                 (1,863,225)
                                                                                          -----------
Net income                                                                               $  3,069,540
                                                                                         ============





            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

8.  Segment Reporting - (continued)

Year-to-Date At December 31, 1999:
----------------------------------
Net sales                       $  3,858,172  $  8,176,749   $ 2,254,341    $   210,850  $ 14,500,112
Cost of goods sold                 1,523,901     2,804,807     1,272,350         73,229     5,674,287
                                   ---------     ---------     ---------       --------     ---------
Gross profit                       2,334,271     5,371,942       981,991        137,621     8,825,825

Marketing and selling                642,862     1,697,187       694,132          2,591     3,036,772
Product development                  509,672       446,916                                    956,588
General and administrative                                                                  1,497,013
                                                                                            ---------
Total operating expenses                                                                    5,490,373

Operating profit                                                                            3,335,452
Other income (expense)                                                                         63,710
                                                                                          -----------
Income before income taxes                                                                  3,399,162
Provision for income taxes                                                                 (1,267,000)
                                                                                           ----------
Net income                                                                               $  2,132,162
                                                                                         ============


Item 2. Management's Discussion and Analysis of Plan of Operation
-----------------------------------------------------------------

General

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

Results of Operations

Sales for the three-month period ended December 31, 2000 increased 43 percent to $10.6 million from $7.4 million compared the same three-month period ended December 31, 1999. For the six-month period ended December 31, 2000, sales increased 42 percent to $20.6 million from $14.5 million compared to the same six-month period ended December 31, 1999. This increase is mainly due to the strong growth in sales of conferencing products and conferencing services, as discussed below.

Conferencing Products experienced a 37 percent sales growth when comparing the second quarter of fiscal 2001 to the same quarter of fiscal 2000, from $4.3 million to $5.9 million. Sales in Conferencing Products increased 44 percent, from $8.2 million to $11.8 million, comparing the first six months of this fiscal year to the first six months of last fiscal year. This increase was mainly due to the continued success of the Audio Perfect(R) product line, as well as the introduction of new products, including the APV200 IP and the GT1524. The Audio Perfect(R) product line began shipping in April of 1998 with the AP800, and also includes the AP10, the AP400, AP Tools, the AP IR Remote, and the APV200 IP. The Company has realized more of the revenue associated with a room installation as a result of the expanded applications. During the third quarter of fiscal 2000, the Company started shipping the PA870 power amplifier. During the second quarter of fiscal 2001, the Company began shipping the PSR1212 digital matrix mixer.

Conferencing Services, the conference calling portion of which is known as 1-800 LETS MEET(R), experienced sales growth of 123 percent in the second quarter of this fiscal year as compared to the same quarter of last fiscal year. Revenues for the second quarter of fiscal 2001 were $2.8 million compared to $ 1.3 million for the same quarter of fiscal 2000. Conferencing Services increased 120 percent for this fiscal year-to-date as compared to the same period in fiscal 2000. Revenues for the first six months of fiscal 2001 were $5.0 million compared to $2.3 million for the first six months of fiscal 2000. Over the past year, the Company has expanded its service offerings to include on-demand, reservationless conference calling, and Webconferencing. The Company attributes this growth in sales to an increased customer base due in part to the Company's increase in sales staff for marketing conference calling services as well as the overall market growth over the last year for such services. The Company's conference calling service is being marketed not only to corporate clients but also to long distance telephone service providers for resale.

RFM/Broadcast sales increased four percent in the second quarter of this fiscal year to $1.9 million from $1.8 million in the same quarter of last fiscal year. RFM/Broadcast sales decreased four percent in the first six months of fiscal 2001 to $3.7 million from $3.9 million in the same period of last fiscal year. RFM/Broadcast consists of two product lines, Telephone Interface and Remote Facilities Management (RFM, formerly known as Remote Site Control). Sales of the Telephone Interface line decreased 25 percent during the second quarter of this fiscal year compared to the same quarter of last year and decreased 13 percent during the first six months of this fiscal year compared to the same period of last fiscal year. Telephone hybrids are used to connect telephone line audio to professional audio equipment. RFM increased 70 percent in the second quarter of this fiscal year when compared to the same quarter last year and increased 10 percent in the first six months of this fiscal year when compared to the same period of last fiscal year, mainly due to increased sales of the GSC3000 during second quarter of fiscal 2001. Also contributing to this increase is sales of the VRC2500, which began shipping in the first quarter of fiscal 2001.

Other sales decreased 29 percent in the second quarter of this fiscal year compared to the same quarter of last fiscal year. Sales for the second quarter of fiscal 2001 were $55,135 compared to $78,037 for the same quarter of fiscal 2000. Other sales decreased seven percent for the first six months of this fiscal year compared to the same period of last fiscal year. Sales for the first six months of fiscal 2001 were $195,281 compared to $210,850 for the same period of fiscal 2000. In general, the Company is not promoting Other Products, and those sales are expected to continue to decrease.

The Company's gross profit margin percentage was 59.9 percent for the second quarter of fiscal 2001 and 60.1 percent for the same quarter last year. Gross profit margin percentage was 59.9 percent for the first six months of fiscal 2001 and 60.9 percent for the same six-month period last year. This decrease was primarily due to the increase in the pricing of select core components used in Company products and the increase in service revenues which generally have lower margins.

The Company believes that most of the key components required for the production of its products are currently available in sufficient quantities. The Company has experienced long component lead times in the past, but is starting to see moderating lead times on many products. Even though the Company has purchased more of these "longer-lead-time" parts to ensure continued delivery of products, reduction in these inventories will track the reduction of lead times with an undetermined lag time. The Company also continues to focus on locating other sources for raw materials and enhancing vendor relationships to further ensure adequate materials.

The Company's operating expenses increased 41.8 percent when comparing the second quarter of this fiscal year compared to the same quarter of last fiscal year and 38.7 percent when comparing the first six months of this fiscal year compared to the same period of last fiscal year. The most significant portion of these increases came in general and administrative expenses.

Marketing and selling expenses for the second quarter of fiscal 2001 increased 27 percent from the second quarter of last fiscal year, although expenses decreased as a percent of revenue from 21.1 percent in the second quarter of fiscal 2000 to 18.7 percent in the second quarter of fiscal 2001. Year-to-date marketing and selling expenses increased 32 percent compared to the same period last fiscal year, although expenses decreased from 20.9 percent for the first six months of fiscal 2000 to 19.4 percent for the same period of fiscal 2001 as a percent of revenue. The increase in dollars was primarily due to higher commission expense resulting from the increase in sales. Also contributing to the increase was shelving expenses with respect to the retail market.

Product development costs increased 19 percent in the second quarter of fiscal 2001 as compared to the second quarter of fiscal 2000, but decreased as a percent of revenue from 6.7 percent in the second quarter of fiscal 2000 to 5.6 percent in the second quarter of fiscal 2001. Year-to-date product development expenses increased 17 percent for the six months ended December 31, 2001 as compared to the same period of fiscal 2000, but decreased as a percent of revenue from 6.6 percent in the first six months of fiscal 2000 to 5.4 percent in the first six months of fiscal 2001. The increase in absolute dollars was primarily due to new product development and higher salary expenses.

General and administrative expenses increased 87 percent in the second quarter of fiscal 2001 as compared to the second quarter in the previous fiscal year, while expenses increased as a percent of revenue from 10.1 percent in the second quarter of fiscal 2000 to 13.2 percent in the second quarter of fiscal 2001. Year-to-date general and administrative expenses increased 67 percent in the first six months of fiscal 2001 as compared to the first six months of the previous fiscal year, while expenses increased as of percent of revenue from
10.3 percent in the first six months of fiscal 2000 to 12.1 percent in the first six months of fiscal 2001. This increase in absolute dollars was mainly due to a one-time bad debt write off of $398,453 with respect to a single customer who filed bankruptcy early in the quarter. Also associated with this increase were the costs incurred with hiring of personnel to support sales increases and the infrastructure costs associated with the hiring of such new personnel, as well as costs associated with the Company's Woburn, MA office and the amortization expense associated with the goodwill purchased in the ClearOne acquisition.

Interest income increased 88 percent when comparing the second quarter of fiscal 2001 to the second quarter of fiscal 2000. Interest income increased 76 percent when comparing the first six months of 2001 to the same period of fiscal 2000.

Interest expense decreased 38 percent when comparing the second quarter of fiscal 2001 to the second quarter of fiscal 2000. Interest expense decreased 35 percent when comparing the first six months of fiscal 2001 to the first six months of fiscal 2000 due to the maturing of certain of the Company's leases.

During the second quarter of fiscal 2001, income tax expense was calculated at a combined federal and state tax rate of 38.2 percent, resulting in a tax expense of $953,000, compared to 37.3 percent and $626,000 in the second quarter of fiscal 2000. Year-to-date income tax expense was calculated at a combined federal and state tax rate of 37.8 percent, resulting in a tax expense of $1,863,000, compared to 37.3 percent and $1,267,000 in the first six months of fiscal 2000.

Net income increased 46 percent the second quarter of this fiscal year as compared to the second quarter in the previous year. Net income increased 44 percent the first six months of this fiscal year as compared to the six months in the previous year.

Financial Condition and Liquidity

The Company had cash and cash equivalents of $5.7 million and $5.4 million at December 31, 2000 and June 30, 2000, respectively, an increase of $300,000. Net operating activities provided cash of $2.5 million in the first six months of fiscal 2001, primarily due to profitable operations and increased accrued liabilities, which were paid early in the third quarter of fiscal 2001, as well as increased amortization and depreciation expense which was offset by increased inventory as discussed above. Net investing activities used cash of $2.2 million primarily due to the purchase of the assets of ClearOne. Net cash provided by financing activities was $65,000.

The Company has an available revolving line of credit of $5.0 million, which is secured by the Company's accounts receivable and inventory. The interest rate on the line of credit is variable (250 basis points over the London Interbank

Offered Rate (LIBOR) or prime less 0.25 percent, whichever the Company chooses). The borrowing rate was 9.25 percent at December 31, 2000. There was no outstanding balance on December 31, 2000. The line of credit was renewed as of December 22, 2000 and will expire on December 22, 2001. Borrowings under the line of credit are subject to certain financial and operating covenants. The Company was in compliance with the covenants at December 31, 2000.

Management believes that the Company's working capital, bank line of credit and cash flow from operating activities will be sufficient to meet the Company's operating and capital expenditures requirements for the next twelve months. In the longer term, or if the Company experiences a decline in revenue, or in the event of other unforeseen events, the Company may require additional funds and may seek to raise such funds through public or private equity or debt financing, bank lines of credit, or other sources. No assurance can be given that additional financing will be available or, if available will be on terms favorable to the Company. See "Factors that May Affect Future Results - Limited Capitalization."

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

Competition

The markets for the Company's products and services are highly competitive. These markets include the Company's traditional dealer channel, the market for its conferencing services, and the retail channel. The Company competes with businesses having substantially greater financial, research and development, manufacturing, marketing, and other resources. If the Company fails to maintain or enhance its competitive position, it could experience pricing pressures and reduced sales, margin, profits, and market share, each of which could materially harm the Company.

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

Difficulties in Managing Growth

The Company is experiencing a period of significant expansion in personnel, facilities and infrastructure, and management anticipates that further expansion will be required to address potential growth in our customer base and market opportunities. This expansion will require continued application of management, operational and financial resources

To manage the expected growth of operations and personnel, the Company may need to improve its transaction processing, operational and financial systems, procedures and controls. The Company's current and planned personnel, systems, procedures and controls may not be adequate to support our future operations. Difficulties in managing this challenges could adversely affect the Company's financial performance.

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

Limited Capitalization

As of December 31, 2000, the Company had $5.7 million in cash and $14.0 million in working capital. The Company may be required to seek additional financing if anticipated levels of revenue are not realized, if higher than anticipated costs are incurred in the development, manufacture, or marketing of the Company's products, or if product demand exceeds expected levels. There can be no assurance that any additional financing thereby necessitated will be available on acceptable terms, or at all.

In addition, the Company's $5 million revolving line of credit matures in December of 2001 and there can be no assurance that the Company will be able to extend the maturity date of the line of credit or obtain a replacement line of credit from another commercial institution. The Company had no outstanding balance payable on the line of credit as of December 31, 2000. To the extent the line of credit is not extended or replaced and cash from operations is insufficient to fund operations, the Company may be required to seek additional financing.

Telecommunications and Information Systems Network

The Company is highly reliant on its network equipment, telecommunications providers, data, and software, to support all functions of the Company. The Company's conference calling service relies 100 percent on the network for its revenues. While the Company endeavors to provide for failures in the network by providing back-up systems and procedures, there is no guarantee that these back-up systems and procedures will operate satisfactorily in an emergency. Should the Company experience such a failure, it could seriously jeopardize its ability to continue operations. In particular, should the Company's conference calling service experience even a short term interruption of its network or telecommunication providers, its ongoing customers may choose a different provider, and its reputation may be damaged, reducing its attractiveness to new customers.

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

The Company believes that most of the key components required for the production of its products are currently available in sufficient quantities. The Company has experienced long component lead times in the past, but is starting to see moderating lead times on many products. Even though the Company has purchased more of these "longer-lead-time" parts to ensure continued delivery of products, reduction in these inventories will track the reduction of lead times with an undetermined lag time. Furthermore, suppliers of some of these components are currently or may become competitors of the Company, which might also affect the availability of key components to the Company. It is possible that other components required in the future may necessitate custom fabrication in accordance with specifications developed or to be developed by the Company. Also, in the event the Company or any of the manufacturers whose products the Company expects to utilize in the manufacture of its products, is unable to develop or acquire components in a timely fashion, the Company's ability to achieve production yields, revenues and net income may be adversely affected.

Software Risks

The Company has developed custom software for its products and has licensed additional software from third parties. This software may contain undetected errors, defects or bugs. Although we have not suffered significant harm from any errors or defects to date, we may discover significant errors or defects in the future that we may or may not be able to fix or fix in a timely or cost effective manner. The Company's inability to do so could harm its business.

Manufacturing Process Risks

While the Company has substantial experience in designing and manufacturing its products, the Company may still experience technical difficulties and delays with the manufacturing of our products. Potential difficulties in the design and manufacturing process that could be experienced by us include difficulty in meeting required specifications, difficulty in achieving necessary manufacturing efficiencies, and difficulties in obtaining materials on a timely basis.

Reliance on Efficiency of Distribution and Third Parties

The Company's financial performance is dependent in part on its ability to provide prompt, accurate, and complete services to customers on a timely and competitive basis. Delays in distribution in our day-to-day operations or material increases in our costs of procuring and delivering products could have an adverse effect on our results of operations. Any failure of either our computer operating systems, the Internet or our telephone system could adversely affect our ability to receive and process customers' orders and ship products on a timely basis. Strikes or other service interruptions affecting Federal Express Corporation, United Parcel Service of America, Inc., or other common carriers used by the Company to receive necessary components or other materials or to ship our products also could impair its ability to deliver products on a timely and cost-effective basis.

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

Potential Dilutive Effect of Outstanding Options and Possible Negative Effect of Future Financing

The Company has outstanding options issued under the Company's 1990 Incentive Plan and the 1998 Stock Option Plan, which include options to purchase up to 1,900,000 shares of Common Stock granted or available for grant. As of December 31, 2000, the Plans have 1,890,598 options outstanding. Holders of these options are given an opportunity to profit from a rise in the market price of the Company's Common Stock with a resulting dilution in the interests of the other stockholders. The holders of the options may exercise them at a time when the Company might be able to obtain additional capital through a new offering of securities on terms more favorable than those provided therein.

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

Possible Control by Officers and Directors

The officers and directors of the Company together had beneficial ownership of approximately 26.3 percent of the Company's Common Stock (including options that are currently exercisable or exercisable within sixty (60) days) as of February 1, 2001. This significant holding in the aggregate places the officers and directors in a position, when acting together, to effectively control the Company and could delay or prevent a change in control.

Collectability of Outstanding Receivables

The Company grants credit without requiring collateral to substantially all of its customers. Although the possibility of a large percentage of customers defaulting exists, the Company believes this scenario to be highly unlikely.

International Sales and Related Risks

International  sales  represent a  significant  portion of the  Company's  total revenue. For example, international sales represented 11 percent of the Company's total sales for the second quarter of fiscal 2001 and 12 percent for the first six months of fiscal 2001. If the Company is unable to maintain international market demand, its results of operations could be materially harmed. The Company's international business is subject to the financial and operating risks of conducting business internationally, including: unexpected changes in, or imposition of, legislative or regulatory requirements; fluctuating exchange rates, tariffs and other barriers; difficulties in staffing and managing foreign subsidiary operations; export restrictions; greater difficulties in accounts receivable collection and longer payment cycles; potentially adverse tax consequences; and potential hostilities and changes in diplomatic and trade relationships.

During October 2000, the Company established Gentner Communications EuMEA GmbH, a wholly owned subsidiary headquartered in Nuremberg, Germany. The subsidiary began operations during December 2000. Gentner EuMEA will focus on distribution, technical support, and training in Europe, the Middle East and northern Africa.

Except for sales by Gentner EuMEA, which are denominated in German Deutsche Marks, the Company's sales in the international market are denominated in U.S. Dollars. Consolidation of Gentner EuMEA's financial statements with those of the Company requires translation to U.S. Dollars. That translation is subject to exchange rate risks.

Integration of Acquired Business

The Company has dedicated and will continue to dedicate, substantial management resources in order to achieve the anticipated operating efficiencies from integrating ClearOne. Difficulties encountered in integrating ClearOne's operations could adversely impact the business, results of operations or financial condition of the Company. Also, the Company intends to pursue acquisition opportunities in the future. The integration of acquired businesses could require substantial management resources. There can be no assurance that any such integration will be accomplished without having a short or potentially long-term adverse impact on the business, results of operations or financial condition of the Company or that the benefits expected from any such integration will be fully realized.

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

In  1998,  the  Financial  Accounting  Standards  Board  issued  SFAS  No.  133,
"Accounting for Derivative Instruments and Hedging Activities," which was subsequently amended by SFAS No. 137 "Accounting for Derivative Financial Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133" and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal years beginning after June 15, 2000. The Company does not expect the adoption of SFAS No. 133 to have a material impact on the Company's financial condition or results of operations.


Item 3.  Qualitative and Quantitative Disclosures About Market Risk
-------------------------------------------------------------------

In 1997, the SEC issued new rules (Item 305 of Regulation S-K) which require disclosure of material risks as defined by Item 305, related to market risk sensitive financial instruments. As defined, the Company currently has only limited market risk sensitive instruments related to interest rates. The Company has outstanding capital leases of $329,000 at December 31, 2000.

The Company does not have significant exposure to changing interest rates on these capital leases because interest rates for the majority of the capital leases are fixed. The Company has not undertaken any additional actions to cover interest rate market risk and is not a party to any other interest rate market risk management activities.

A hypothetical 10 percent change in market interest rates over the next year would not impact the Company's earnings or cash flows as the interest rates on the majority of the capital leases are fixed.

The Company does not purchase or hold any derivative financial instruments for trading purposes.

                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

The only matters submitted by the Company to the shareholders occurred at the annual meeting of shareholders of the Company held on November 16, 2000. At the meeting, the shareholders acted to re-elect the then current directors of the Company, all to serve for one-year terms, as follows: Frances M. Flood, Edward Dallin Bagley, Brad R. Baldwin, Randall J. Wichinski, and David Wiener, with the following vote:

                               For          Against    Abstain
                               ---          -------    -------

Edward Dallin Bagley         6,130,816      26,682        0
Brad R. Baldwin              6,131,316      26,182        0
Frances M. Flood             6,131,316      26,182        0
Randall J. Wichinski         6,131,316      26,182        0
David Wiener                 6,131,316      26,182        0


Additionally, Ernst & Young, LLP, certified public accountants, was affirmed at the meeting as the Company's independent certified accountants for the 2001 fiscal year with the following vote: 6,117,922 for, 25,760 against, and 13,816 abstain. There were no broker non-votes.


Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

EXHIBIT
NUMBER         DESCRIPTION

3.1 1 Articles of Incorporation and all amendments thereto through March 1, 1988. (Page 10) (incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1989)

3.2 1          Amendment to Articles of Incorporation, dated July 1, 1991. (Page
               65) (incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991)

3.3 1 Bylaws, as amended on August 24, 1993. (Page 16) (incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1993)

10.8 Third Addendum to Lease between Company and Valley American Investment Company dated as of September 18, 2000.

10.9 Modification Agreement to Promissory Note, Loan Agreement, and Commercial Security Agreement between Company and Bank One, Utah, N.A. dated as of December 22, 2000 (original aggregate amount of $5,000,000)

1 Denotes exhibits specifically incorporated into this Form 10-Q by reference, pursuant to Regulation S-K, Item 10. These documents are located under File No. 0-17219 and are located at the Securities and Exchange Commission, Public Reference Branch, 450 South 5th St., N.W., Washington, DC 20549.


         (b)   Reports on Form 8-K

There were no reports on Form 8-K filed during the period covered by this report.

                                   SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  GENTNER COMMUNICATIONS CORPORATION


                                  /s/ Susie Strohm
                                  ----------------------------------------------
                                  Susie Strohm
                                  Vice President, Finance


Date:  February 12, 2001