Form 10-Q
period 2001-03-31
GENTNER COMMUNICATIONS CORP
filed 2001-05-15
CIK 840715

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001
                                                 --------------

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

        Class of Common Stock                               May 10, 2001
          $0.001 par value                                8,632,278 shares

                       GENTNER COMMUNICATIONS CORPORATION

                                      INDEX


                                                                          Page
                                                                         Number
                                                                         ------

PART I - FINANCIAL  INFORMATION

  Item 1. Consolidated Financial Statements

          Consolidated Balance Sheets
           March 31, 2001 (unaudited) and June 30, 2000.................... 3


          Consolidated Statements of Income
           Three Months Ended March 31, 2001 and 2000 (unaudited).......... 4


          Consolidated Statements of Income
           Nine Months Ended March 31, 2001 and 2000 (unaudited)........... 5


          Consolidated Statements of Cash Flows
           Nine Months Ended March 31, 2001 and 2000 (unaudited)........... 6


          Notes to Consolidated Financial Statements....................... 7


  Item 2. Management's Discussion and Analysis of Plan of Operation........12

  Item 3. Qualitative and Quantitative Disclosure about Market Risk........18



PART II - OTHER  INFORMATION

  Item 6. Exhibits and Reports on Form 8-K.................................19


                       GENTNER COMMUNICATIONS CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                                   (Unaudited)       (Audited)
                                                                     March 31,        June 30,
                                                                -------------------------------
                                                                       2001             2000
                                                                       ----             ----
                                ASSETS

Current assets:
    Cash and cash equivalents.................................. $   6,041,617    $  5,374,996
    Accounts receivable........................................     6,065,601       4,153,677
    Inventory..................................................     5,175,898       3,484,992
    Income tax receivable......................................          --           987,912
    Deferred taxes.............................................       136,000         136,000
    Other current assets.......................................       548,368         678,744
                                                                -------------    ------------
        Total current assets...................................    17,967,484      14,816,321

Property and equipment, net....................................     3,730,219       3,050,349
Related party note receivable..................................        13,164          52,488
Goodwill, net..................................................     2,680,763            --
Other assets, net..............................................       262,969           1,373
                                                                -------------    ------------

        Total assets........................................... $  24,654,599    $ 17,920,531
                                                                =============    ============


                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable........................................... $     701,807    $    767,095
    Accrued compensation and other benefits....................       374,370         694,219
    Income tax payable.........................................       356,498            --
    Other accrued expenses.....................................       988,136       1,045,607
    Current portion of capital lease obligations...............       219,931         249,859
                                                                -------------    ------------
        Total current liabilities..............................     2,640,742       2,756,780

Capital lease obligations......................................        47,418         205,530
Deferred tax liability.........................................       205,000         205,000
                                                                -------------    ------------
        Total liabilities......................................     2,893,160       3,167,310

Shareholders' equity:

    Common stock, 50,000,000 shares authorized, par value $.001,
      8,632,278 and 8,427,145 shares issued and outstanding
      at March 31, 2001 and June 30, 2000, respectively........         8,632           8,427
    Additional paid-in capital.................................     9,034,321       6,697,090
    Retained earnings..........................................    12,718,258       8,047,704
    Cumulative foreign currency translation adjustment.........           228            --
                                                                -------------    ------------
        Total shareholders' equity.............................    21,761,439      14,753,221
                                                                -------------    ------------

        Total liabilities and shareholders' equity............. $  24,654,599    $ 17,920,531
                                                                =============    ============




                             See accompanying notes


                       GENTNER COMMUNICATIONS CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                            (Unaudited)
                                                                        Three Months Ended
                                                                             March 31,
                                                            ----------------------------------------
                                                                   2001                 2000
                                                                   ----                 ----

Product sales............................................   $ 7,665,910  70.0%    $ 6,161,804  78.3%
Service sales............................................     3,277,781  30.0%      1,705,629  21.7%
                                                            -----------  ----     -----------  ----
    Total net sales......................................    10,943,691 100.0%      7,867,433 100.0%

Cost of goods sold - products............................     2,853,335  37.2%      2,152,928  34.9%
Cost of goods sold - services............................     1,730,268  52.8%        751,526  44.1%
                                                            -----------           -----------
    Total cost of goods sold.............................     4,583,603  41.9%      2,904,454  36.9%
                                                            -----------  ----     -----------  ----

Gross profit.............................................     6,360,088  58.1%      4,962,979  63.1%

Operating expenses:
    Marketing and selling................................     1,998,746  18.3%      1,808,549  23.0%
    General and administrative...........................     1,133,525  10.3%        779,953   9.9%
    Product development..................................       743,815   6.8%        436,582   5.6%
                                                            -----------  ----     -----------  ----
        Total operating expenses.........................     3,876,086  35.4%      3,025,084  38.5%
                                                            -----------  ----     -----------  ----

        Operating income.................................     2,484,002  22.7%      1,937,895  24.6%

Other income (expense):
    Interest income......................................       100,360   0.9%         59,355   0.8%
    Interest expense.....................................        (9,008) (0.1)%       (15,689) (0.2)%
    Other, net...........................................           492   0.0%         (2,576) (0.0)%
    Loss on foreign currency transactions................       (22,567) (0.2)%          --     0.0%
                                                            -----------  ----     -----------  ----
        Total other income...............................        69,277   0.6%         41,090   0.6%
                                                            -----------  ----     -----------  ----

Income before income taxes...............................     2,553,279  23.3%      1,978,985  25.2%
Provision for income taxes...............................       952,266   8.7%        738,730   9.4%
                                                            -----------  ----     -----------  ----
        Net income.......................................   $ 1,601,013  14.6%    $ 1,240,255  15.8%
                                                            ===========  ====     ===========  ====


Basic earnings per common share..........................   $      0.19           $      0.15
                                                            ===========           ===========

Diluted earnings per common share........................   $      0.18           $      0.14
                                                            ===========           ===========





                             See accompanying notes


                       GENTNER COMMUNICATIONS CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                            (Unaudited)
                                                                         Nine Months Ended
                                                                             March 31,
                                                            ----------------------------------------
                                                                   2001                  2000
                                                                   ----                  ----

Product sales............................................   $23,244,038  73.6%    $18,284,087  81.7%
Service sales............................................     8,340,859  26.4%      4,083,458  18.3%
                                                            -----------  ----     -----------  ----
    Total net sales......................................    31,584,897 100.0%     22,367,545 100.0%

Cost of goods sold - products............................     8,545,473  36.8%      6,516,618  35.6%
Cost of goods sold - services............................     4,317,349  51.8%      2,062,123  50.5%
                                                            -----------           -----------
    Total cost of goods sold.............................    12,862,822  40.7%      8,578,741  38.4%
                                                            -----------  ----     -----------  ----

Gross profit.............................................    18,722,075  59.3%     13,788,804  61.6%

Operating expenses:
    Marketing and selling................................     5,994,077  19.0%      4,845,321  21.7%
    General and administrative...........................     3,630,578  11.5%      2,276,966  10.2%
    Product development..................................     1,863,459   5.9%      1,393,170   6.2%
                                                            -----------  ----     -----------  ----
        Total operating expenses.........................    11,488,114  36.4%      8,515,457  38.1%
                                                            -----------  ----     -----------  ----

        Operating income.................................     7,233,961  22.9%      5,273,347  23.5%

Other income (expense):
    Interest income......................................       278,592   0.9%        160,484   0.7%
    Interest expense.....................................       (32,442) (0.1)%       (51,650) (0.2)%
    Other, net...........................................        17,950   0.0%         (4,034)  0.0%
    Loss on foreign currency transactions................       (12,017) (0.0)%          --     0.0%
                                                            -----------  ----     -----------  ----
        Total other income...............................       252,083   0.8%        104,800   0.5%
                                                            -----------  ----     -----------  ----

Income before income taxes...............................     7,486,044  23.7%      5,378,147  24.0%
Provision for income taxes...............................     2,815,491   8.9%      2,005,730   8.9%
                                                            -----------  ----     -----------  ----
        Net income.......................................   $ 4,670,553  14.8%    $ 3,372,417  15.1%
                                                            ===========  ====     ===========  ====


Basic earnings per common share..........................   $      0.54           $      0.41
                                                            ===========           ===========

Diluted earnings per common share........................   $      0.52          $       0.39
                                                            ===========          ============








                             See accompanying notes


                       GENTNER COMMUNICATIONS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        (Unaudited)
                                                                     Nine Months Ended
                                                                         March 31,
                                                                --------------------------
                                                                    2001           2000
                                                                    ----           ----

Cash flows from operating activities:
   Net income ...............................................   $ 4,670,553    $ 3,372,417
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization of property and equipment       779,268        559,742
      Amortization of other assets ..........................       201,471         18,224
      Changes in operating assets and liabilities:
         Accounts receivable ................................    (1,911,924)    (1,378,673)
         Inventory ..........................................    (1,391,820)      (600,379)
         Other current assets ...............................       151,999       (204,041)
         Accounts payable and other accrued expenses ........       901,802        508,929
      Other .................................................       (22,497)          --
                                                                ------------   ------------

           Net cash provided by operating activities ........     3,378,852      2,276,219

Cash flows from investing activities:
   Purchases of property and equipment ......................    (1,142,854)    (1,006,440)
   Purchase of business .....................................    (1,758,085)          --
   Repayment of note receivable .............................        39,324         30,994
                                                                ------------   ------------

           Net cash used in investing activities ............    (2,861,615)      (975,446)

Cash flows from financing activities:
   Proceeds from issuance of common stock ...................        15,095         23,820
   Exercise of employee stock options .......................       322,329        285,718
   Principal payments on capital lease obligations ..........      (188,040)      (159,704)
                                                                ------------   ------------

           Net cash provided by financing activities ........       149,384        149,834
                                                                ------------   ------------

Net increase in cash ........................................       666,621      1,450,607
Cash at the beginning of the year ...........................     5,374,996      3,922,183
                                                                ------------   ------------

Cash at the end of the period ...............................   $ 6,041,617    $ 5,372,790
                                                                ============   ============

Supplemental disclosure of cash flow information:
   Income taxes paid ........................................   $(2,230,000)   $(1,856,000)
   Interest paid ............................................   $   (32,442)   $   (51,650)
   Consideration paid in stock for purchase of business .....   $(2,000,013)   $      --







                             See accompanying notes

                       GENTNER COMMUNICATIONS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)

1.  Basis of Presentation

During October 2000, the Company established Gentner Communications EuMEA GmbH, a wholly owned subsidiary headquartered in Nuremberg, Germany. The subsidiary began operations during December 2000. Gentner EuMEA will focus on distribution, technical support, and training in Europe, the Middle East and northern Africa. The subsidiary conducts its sales and prepares its financial statements in German Deutsche Marks. Such financial statements are then translated into US Dollars for consolidated financial statement presentation.

The Company is now providing consolidated financial statements that include Gentner EuMEA. This practice commenced in the second quarter of fiscal 2001. All intercompany transactions have been eliminated.

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

2.  Earnings Per Common Share

The following table sets forth the computation of basic and diluted net income per share:

                                                                                    Three months ended
                                                                                         March 31,
                                                                                         ---------
                                                                                     2001         2000
                                                                                     ----         ----
Numerator:
    Net income ...............................................................   $1,601,013   $1,240,255
                                                                                 ==========   ==========
Denominator:
    Denominator for basic net income per share - weighted average shares .....    8,610,375    8,300,841
    Effect of dilutive securities using treasury stock method ................      436,914      554,964
                                                                                 ----------   ----------
                                                                                  9,047,289    8,855,805
                                                                                 ==========   ==========

Net income per share - basic .................................................   $     0.19   $     0.15
Net income per share - dilutive ..............................................   $     0.18   $     0.14


                                                                                     Nine months ended
                                                                                         March 31,
                                                                                         ---------
                                                                                     2001         2000
                                                                                     ----         ----
Numerator:
    Net income ...............................................................   $4,670,553   $3,372,417
                                                                                 ==========   ==========
Denominator:
    Denominator for basic net income per share - weighted average shares .....    8,581,738    8,230,546
    Effect of dilutive securities using treasury stock method ................      444,444      502,735
                                                                                 ----------   ----------
                                                                                  9,026,182    8,733,281
                                                                                 ==========   ==========

Net income per share - basic .................................................   $     0.54   $     0.41
Net income per share - dilutive ..............................................   $     0.52   $     0.39

3.  Comprehensive Income

As of July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive income for the nine-month periods ended March 31, 2001 and 2000 was $4,670,781 and $3,372,417, respectively.

4.  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and these accompanying notes. Actual results could differ from those estimates.

5.  Inventory

Inventory is summarized as follows:
                                         (Unaudited)       (Audited)
                                          March 31,         June 30,
                                            2001              2000
                                            ----              ----

        Raw Materials                   $ 2,758,523      $ 1,559,210
        Work in progress                     80,120          437,112
        Finished Goods                    2,337,255        1,488,670
                                        -----------      -----------

               Total inventory          $ 5,175,898      $ 3,484,992
                                        ===========      ===========


6.  Stock Option Exercise

The following table shows the changes in stock options outstanding.

                                                                     Weighted
                                                         Number       Average
                                                       of Shares  Exercise Price
                                                       ---------  --------------

Options outstanding as of June 30, 2000............... 1,508,548    $   7.01

Options granted.......................................   106,000    $  13.58
Options exercised.....................................    (5,650)   $   2.66
Options expired & canceled............................   (44,250)   $   9.02
                                                       ---------     -------

Options outstanding as of September 30, 2000.......... 1,564,648    $   7.42

Options granted.......................................   360,000    $  12.61
Options exercised.....................................   (31,050)   $   5.38
Options expired & canceled............................    (3,000)   $   2.66
                                                       ----------    -------

Options outstanding as of December 31, 2000........... 1,890,598    $   8.45
                                                       ---------     -------

Options granted.......................................    59,000    $  13.85
Options exercised.....................................   (37,425)   $   3.75
Options expired & canceled............................  (215,625)   $  11.62
                                                       ----------    -------

Options outstanding as of March 31, 2001.............. 1,696,548    $   8.33
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

                                                       Three months ended
                                                            March 31,
                                                            ---------
                                                       2001          2000
                                                       ----          ----

    Net revenue................................... $10,943,691  $ 7,912,848
                                                   ===========  ===========
    Net income.................................... $ 1,601,013  $ 1,060,390
                                                   ===========  ===========
    Net income per share - basic.................. $      0.19  $      0.13
    Net income per share - dilutive............... $      0.18  $      0.12

                                                        Nine months ended
                                                            March 31,
                                                            ---------
                                                       2001          2000
                                                       ----          ----

    Net revenue................................... $31,584,897  $22,791,418
                                                   ===========  ===========
    Net income.................................... $ 4,670,553  $ 2,979,517
                                                   ===========  ===========
    Net income per share - basic.................. $      0.54  $      0.36
    Net income per share - dilutive............... $      0.52  $      0.34

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

The following table summarizes the segment information:

                                     RFM/       Conferencing  Conferencing                    Company
                                   Broadcast      Products      Services       All Other      Totals
                                   ---------      --------      --------       ---------      ------
Quarter Ended March 31, 2001:
----------------------------
Net sales                       $  1,728,828  $  5,921,941   $ 3,232,004     $   60,918  $ 10,943,691
Cost of goods sold                   699,046     2,168,394     1,697,645         18,518     4,583,603
                                  ----------     ---------     ---------         ------     ---------
Gross profit                       1,029,782     3,753,547     1,534,359         42,400     6,360,088

Marketing and selling                136,473     1,213,282       648,147            844     1,998,746
Product development                   53,304       690,511                                    743,815
General and administrative                                                                  1,133,525
                                                                                            ---------
Total operating expenses                                                                    3,876,086

Operating profit                                                                            2,484,002
Other income (expense)                                                                         69,277
                                                                                          -----------
Income before income taxes                                                                  2,553,279
Provision for income taxes                                                                    952,266
                                                                                           ----------
Net income                                                                               $  1,601,013
                                                                                         ============

Quarter Ended March 31, 2000:
----------------------------
Net sales                       $  1,802,155  $  4,340,422  $  1,667,139    $    57,717  $  7,867,433
Cost of goods sold                   661,195     1,490,867       730,854         21,538     2,904,454
                                  ----------     ---------    ----------         ------     ---------
Gross profit                       1,140,960     2,849,555       936,285         36,179     4,962,979

Marketing and selling                261,973     1,032,111       514,472            (7)     1,808,549
Product development                  154,816       281,766                                    436,582
General and administrative                                                                    779,953
                                                                                           ----------
Total operating expenses                                                                    3,025,084

Operating profit                                                                            1,937,895
Other income (expense)                                                                         41,090
                                                                                          -----------
Income before income taxes                                                                  1,978,985
Provision for income taxes                                                                    738,730
                                                                                           ----------
Net income                                                                               $  1,240,255
                                                                                         ============


                                     RFM/       Conferencing  Conferencing                    Company
                                   Broadcast      Products      Services       All Other      Totals
Year-to-Date At March 31, 2001:
Net sales                       $  5,423,322  $ 17,718,710   $ 8,186,667    $   256,198  $ 31,584,897
Cost of goods sold                 2,176,416     6,401,860     4,204,162         80,384    12,862,822
                                   ---------     ---------     ---------       --------    ----------
Gross profit                       3,246,906    11,316,850     3,982,505        175,814    18,722,075

Marketing and selling                463,338     3,636,993     1,890,698          3,048     5,994,077
Product development                  201,147     1,662,312                                  1,863,459
General and administrative                                                                  3,630,578
                                                                                          -----------
Total operating expenses                                                                   11,488,114

Operating profit                                                                            7,233,961
Other income (expense)                                                                        252,083
                                                                                           ----------
Income before income taxes                                                                  7,486,044
Provision for income taxes                                                                  2,815,491
                                                                                            ---------
Net income                                                                               $  4,670,553
                                                                                         ============


Year-to-Date At March 31, 2000:
Net sales                       $  5,660,327  $ 12,517,172   $ 3,921,480    $   268,566  $ 22,367,545
Cost of goods sold                 2,232,133     4,250,208     2,003,204         93,196     8,578,741
                                   ---------     ---------     ---------       --------     ---------
Gross profit                       3,428,194     8,266,964     1,918,276        175,370    13,788,804

Marketing and selling                904,835     2,729,298     1,208,604          2,584     4,845,321
Product development                  664,488       728,682                                  1,393,170
General and administrative                                                                  2,276,966
                                                                                            ---------
Total operating expenses                                                                    8,515,457

Operating profit                                                                            5,273,347
Other income (expense)                                                                        104,800
                                                                                           ----------
Income before income taxes                                                                  5,378,147
Provision for income taxes                                                                  2,005,730
                                                                                            ---------
Net income                                                                               $  3,372,417
                                                                                         ============


9.  Subsequent Events

On April 12, 2001, the Company sold the assets of the remote control portion of the RFM/Broadcast division to Burk Technology of Littleton, MA ("Burk"). Burk is a privately-held developer and manufacturer of broadcast facility control systems products. The Company retained the accounts payable of the remote control portion of the RFM/Broadcast division. Burk assumed obligations for (i) unfilled customer orders, and (ii) satisfying warranty obligations to both existing customers of the Company, and for inventory sold to Burk.

The assets of the remote control portion of the RFM/Broadcast division were sold to Burk for $3.2 million, including $750,000 at closing, and $1.75 million in the form of a seven (7) year promissory note, with interest at the rate of nine percent (9%), secured by a subordinate security interest in the personal property of Burk. In addition, up to $700,000 is payable as a commission over a period of up to seven years. The Company will account for the sale of these assets under the purchase method of accounting, realizing a gain on the sale of approximately $2.9 million.

During April 2001, the Company announced that its board of directors had approved a stock repurchase program to purchase up to 500,000 shares of the Company's common stock over the next six months. Purchases will be made on the open market or in private transactions.

Item 2. Management's Discussion and Analysis of Plan of Operation
-----------------------------------------------------------------

General

The Company develops, manufactures, markets, and distributes products and services for the broadcast and conferencing markets. The Company reports four different segments - Remote Facilities Management (RFM)/Broadcast, Conferencing Products, Conferencing Services and Other. The Company has applied its core digital technology to the development of products for small, medium and large conferencing venues, as well as assistive listening markets. The following discussion should be read in conjunction with financial statements included in this Form 10-Q as well as the Management's Discussion and Analysis of Plan of Operation and the financial statements contained in the Company's Form 10-KSB for fiscal year ended June 30, 2000.

Results of Operations

Sales for the three-month period ended March 31, 2001 increased 39 percent to $10.9 million from $7.9 million compared to the three-month period ended March 31, 2000. For the nine-month period ended March 31, 2001, sales increased 41 percent to $31.6 million from $22.4 million compared to the nine-month period ended March 31, 2000. This increase is mainly due to the strong growth in sales of conferencing products and conferencing services, as discussed below.

Conferencing Products experienced a 36 percent sales growth when comparing the third quarter of fiscal 2001 to the same quarter of fiscal 2000, from $4.3 million to $5.9 million. Sales in Conferencing Products increased 42 percent, from $12.5 million to $17.7 million, comparing the first nine months of this fiscal year to the first nine months of last fiscal year. This increase was mainly due to the continued success of the Audio Perfect(R) product line, as well as the introduction of new products, including the GT1524. The Audio Perfect(R) product line, which began shipping in April of 1998, includes the AP800, the AP10, the AP400, AP Tools, the AP IR Remote, and the APV200 IP. The Company also realized more revenue associated with a room installation as a result of the expanded product lines. During the third quarter of fiscal 2000, the Company started shipping the PA870 power amplifier. During the second quarter of fiscal 2001, the Company began shipping the PSR1212 digital matrix mixer.

Conferencing Services, the conference calling portion which is known as 1-800 LETS MEET(R), experienced sales growth of 94 percent in the third quarter, with $3.2 million in revenues for the third quarter of fiscal 2001 compared to $1.7 million for the same quarter of fiscal 2000. Conferencing Services increased 109 percent for this fiscal year-to-date with $8.2 million in revenues for the first nine months of fiscal 2001 compared to $3.9 million for the first nine months of fiscal 2000. Over the past year, the Company has expanded its service offerings to include on-demand, reservationless conference calling, and Webconferencing. The Company attributes this growth in sales to an increased customer base due in part to the Company's increase in sales staff for marketing conference calling services as well as the overall market growth over the last year for such services. The Company's conference calling service is being marketed not only to corporate clients but also to long distance telephone service providers for resale.

RFM/Broadcast sales decreased four percent in the third quarter of this fiscal year to $1.7 million from $1.8 million in the same quarter of last fiscal year. RFM/Broadcast sales decreased four percent in the first nine months of fiscal 2001 to $5.4 million from $5.7 million in the same period of last fiscal year. RFM/Broadcast consists of two product lines, Telephone Interface and Remote Facilities Management (RFM, formerly known as Remote Site Control). Sales of the Telephone Interface line decreased three percent during the third quarter of this fiscal year compared to the same quarter of last year and decreased 11 percent during the first nine months of this fiscal year compared to the same period of last fiscal year. RFM decreased five percent in the third quarter of this fiscal year when compared to the same quarter last year and increased seven percent in the first nine months of this fiscal year when compared to the same period of last fiscal year, mainly due to increased sales of the GSC3000 during second quarter of fiscal 2001. Also contributing to this increase is sales of the VRC2500, which began shipping in the first quarter of fiscal 2001. Following the fiscal 2001 third quarter, the Company sold the assets comprising the Company's remote control portion of the RFM/Broadcast operations, as described in footnote 9 of the financial statements filed with this Form 10-Q. The Company retained the assets of the Telephone Interface portion of this division.

Other sales increased six percent in the third quarter of this fiscal year with revenues of $60,918 compared to $57,717 for the same quarter of last fiscal year. Other sales decreased five percent for the first nine months of this fiscal year with revenues of $256,198 compared to $268,566 for the same period of fiscal 2000. In general, the Company is not promoting Other Products, and those sales are expected to continue to decrease.

During the third quarter of fiscal 2001, the Company implemented a blanket purchase order program for the Company's dealers and premier dealers. This program offers higher discounts for orders placed by these dealers for their product needs over a twelve-month period. This program may allow the Company to better predict its manufacturing schedule, expense levels and net revenues.

The Company's gross profit margin percentage was 58.1 percent for the third quarter of fiscal 2001 and 63.1 percent for the same quarter last year. Gross profit margin percentage was 59.3 percent for the first nine months of fiscal 2001 and 61.6 percent for the same nine-month period last year. This decrease was primarily due to the increase in the pricing of select core components used in Company products and the increase in service revenues which generally have lower margins. Also contributing to the decrease is greater dealer margins offered under the new blanket purchase order program.

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

The Company's operating expenses increased 28.1 percent when comparing the third quarter of this fiscal year compared to the same quarter of last fiscal year and
34.9 percent when comparing the first nine months of this fiscal year compared to the same period of last fiscal year. The most significant portion of these increases came in general and administrative expenses, as discussed below.

Marketing and selling expenses for the third quarter of fiscal 2001 increased 11 percent from the third quarter of last fiscal year. Marketing and selling expenses decreased as a percent of revenue from 23.0 percent in the third quarter of fiscal 2000 to 18.3 percent in the third quarter of fiscal 2001. Year-to-date marketing and selling expenses increased 24 percent compared to the same period last fiscal year, although market and selling expenses decreased as a percentage of revenue from 21.7 percent for the first nine months of fiscal 2000 to 19.0 percent for the same period of fiscal 2001 as a percent of revenue. The increase in dollars was primarily due to higher commission expense resulting from the increase in sales. Also contributing to the increase was shelving expenses with respect to the retail market.

Product development costs increased 70 percent in the third quarter of fiscal 2001 as compared to the third quarter of fiscal 2000, and increased as a percent of revenue from 5.6 percent in the third quarter of fiscal 2000 to 6.8 percent in the third quarter of fiscal 2001. Year-to-date product development expenses increased 34 percent for the nine months ended March 31, 2001 as compared to the same period of fiscal 2000, but decreased as a percent of revenue from 6.2 percent in the first nine months of fiscal 2000 to 5.9 percent in the first nine months of fiscal 2001. The increase in absolute dollars was primarily due to new product development and higher salary expenses.

General and administrative expenses increased 45 percent in the third quarter of fiscal 2001 as compared to the third quarter in the previous fiscal year, while expenses increased as a percent of revenue from 9.9 percent in the third quarter of fiscal 2000 to 10.3 percent in the third quarter of fiscal 2001. Year-to-date general and administrative expenses increased 59 percent in the first nine months of fiscal 2001 as compared to the first nine months of the previous fiscal year, while expenses increased as of percent of revenue from 10.2 percent in the first nine months of fiscal 2000 to 11.5 percent in the first nine months of fiscal 2001. This increase in absolute dollars was mainly due to a one-time bad debt write off of $398,453 with respect to a single customer who filed bankruptcy during the second quarter. Also associated with this increase were the costs incurred in hiring personnel to support increased sales volume and the infrastructure costs associated with the hiring of such new personnel, as well as costs associated with the Company's Woburn, MA office and the amortization expense associated with the goodwill purchased in the ClearOne acquisition.

Interest income increased 69 percent when comparing the third quarter of fiscal 2001 to the third quarter of fiscal 2000. Interest income increased 74 percent when comparing the first nine months of 2001 to the same period of fiscal 2000. The increase is due to the increase in cash and cash equivalents.

Interest expense decreased 43 percent when comparing the third quarter of fiscal 2001 to the third quarter of fiscal 2000. Interest expense decreased 37 percent when comparing the first nine months of fiscal 2001 to the first nine months of fiscal 2000 due to the maturing of certain of the Company's leases.

During the third quarter of fiscal 2001, income tax expense was calculated at a combined federal and state tax rate of 37.3 percent, resulting in a tax expense of $952,300, compared to 37.3 percent and $738,700 in the third quarter of fiscal 2000. Year-to-date income tax expense was calculated at a combined federal and state tax rate of 37.6 percent, resulting in a tax expense of $2,815,500, compared to 37.3 percent and $2,005,700 in the first nine months of fiscal 2000.

Net income increased 29 percent the third quarter of this fiscal year as compared to the third quarter in the previous year. Net income increased 38 percent the first nine months of this fiscal year as compared to the nine months in the previous year. These increases reflect the favorable operating results offset by the increase in certain expenses, all as described above.

Financial Condition and Liquidity

The Company had cash and cash equivalents of $6.0 million and $5.4 million at March 31, 2001 and June 30, 2000, respectively, an increase of $670,000. Net operating activities provided cash of $3.4 million in the first nine months of fiscal 2001, primarily due to profitable operations, as well as increased amortization and depreciation expense which was offset by increased inventory as discussed above. Net investing activities used cash of $2.9 million primarily due to the purchase of the assets of ClearOne and the purchase of assets for development of the Company's infrastructure. Net cash provided by financing activities was $149,000.

The Company has an available revolving line of credit of $5.0 million, which is secured by the Company's accounts receivable and inventory. The interest rate on the line of credit is variable (250 basis points over the London Interbank Offered Rate (LIBOR) or prime less 0.25 percent, whichever the Company chooses). The borrowing rate was 7.0 percent at March 31, 2001. There was no outstanding balance on March 31, 2001. The line of credit was renewed as of December 22, 2000 and will expire on December 22, 2001. Borrowings under the line of credit are subject to certain financial and operating covenants. The Company was in compliance with the covenants at March 31, 2001.

During April 2001, the Company announced that its board of directors had approved a stock repurchase program to purchase up to 500,000 shares of the Company's common stock over the next six months. Purchases will be made on the open market or in private transactions.

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

Difficulties in Managing Growth

The Company is experiencing a period of significant expansion in personnel, facilities and infrastructure, and management anticipates that further expansion will be required to address potential growth in our customer base and market opportunities. This expansion will require continued application of management, operational and financial resources

To manage the expected growth of operations and personnel, the Company may need to improve its transaction processing, operational and financial systems, procedures and controls. The Company's current and planned personnel, systems, procedures and controls may not be adequate to support our future operations. Difficulties in managing these challenges could adversely affect the Company's financial performance.

Difficulties in Estimating Customer Demand Could Harm Our Operating Results

Orders from our resellers are based on demand from end-users. Prospective end-user demand is difficult to measure. This means that any period could be adversely impacted by lower end-user demand, which could in turn negatively affect orders we receive from our resellers. Our expectations for both short- and long-term future net revenues are based on our own estimate of future demand as well as backlog based on the blanket purchase order program, as discussed above. We also base expense levels on those revenue estimates.

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

Limited Capitalization

As of March 31, 2001, the Company had $6.0 million in cash and $15.3 million in working capital. The Company may be required to seek additional financing if anticipated levels of revenue are not realized, if higher than anticipated costs are incurred in the development, manufacture, or marketing of the Company's products, or if product demand exceeds expected levels. There can be no assurance that any additional financing thereby necessitated will be available on acceptable terms, or at all.

In addition, the Company's $5 million revolving line of credit matures in December of 2001 and there can be no assurance that the Company will be able to extend the maturity date of the line of credit or obtain a replacement line of credit from another commercial institution. The Company had no outstanding balance payable on the line of credit as of March 31, 2001. To the extent the line of credit is not extended or replaced and cash from operations is insufficient to fund operations, the Company may be required to seek additional financing.

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

Software Risks

The Company has developed custom software for its products and has licensed additional software from third parties. This software may contain undetected errors, defects or bugs. Although the Company has not suffered significant harm from any errors or defects to date, the Company may discover significant errors or defects in the future that the Company may or may not be able to fix or fix in a timely or cost effective manner. The Company's inability to do so could harm its business.

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

Reliance on Efficiency of Distribution and Third Parties

The Company's financial performance is dependent in part on its ability to provide prompt, accurate, and complete services to customers on a timely and competitive basis. Delays in distribution in the Company's day-to-day operations or material increases in the Company's costs of procuring and delivering products could have an adverse effect on the Company's results of operations. Any failure of either the Company's computer operating systems, the Internet or the Company's telephone system could adversely affect the Company's ability to receive and process customers' orders and ship products on a timely basis. Strikes or other service interruptions affecting Federal Express Corporation, United Parcel Service of America, Inc., or other common carriers used by the

Company to receive necessary components or other materials or to ship the Company's products also could impair its ability to deliver products on a timely and cost-effective basis.

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

Potential Dilutive Effect of Outstanding Options and Possible Negative Effect of Future Financing

The Company has outstanding options issued under the Company's 1990 Incentive Plan and the 1998 Stock Option Plan, which include options to purchase up to 3,200,000 shares of Common Stock granted or available for grant. As of March 31, 2001, the Plans have 1,696,548 options outstanding. Holders of these options are given an opportunity to profit from a rise in the market price of the Company's Common Stock with a resulting dilution in the interests of the other stockholders. The holders of the options may exercise them at a time when the Company might be able to obtain additional capital through a new offering of securities on terms more favorable than those provided therein.

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

Possible Control by Officers and Directors

The officers and directors of the Company together had beneficial ownership of approximately 26.4 percent of the Company's Common Stock (including options that are currently exercisable or exercisable within sixty (60) days) as of May 1, 2001. This significant holding in the aggregate places the officers and directors in a position, when acting together, to effectively control the Company and could delay or prevent a change in control.

Collectability of Outstanding Receivables

The Company grants credit without requiring collateral to substantially all of its customers. Although the possibility of a large percentage of customers defaulting exists, the Company believes this scenario to be highly unlikely.

International Sales and Related Risks

International  sales  represent a  significant  portion of the  Company's  total revenue. For example, international sales represented 13 percent of the Company's total sales for the third quarter of fiscal 2001 and 15 percent for the first nine months of fiscal 2001. If the Company is unable to maintain international market demand, its results of operations could be materially harmed. The Company's international business is subject to the financial and operating risks of conducting business internationally, including: unexpected changes in, or imposition of, legislative or regulatory requirements; fluctuating exchange rates, tariffs and other barriers; difficulties in staffing and managing foreign subsidiary operations; export restrictions; greater difficulties in accounts receivable collection and longer payment cycles; potentially adverse tax consequences; and potential hostilities and changes in diplomatic and trade relationships.

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


Item 3.  Qualitative and Quantitative Disclosures About Market Risk
-------------------------------------------------------------------

In 1997, the SEC issued new rules (Item 305 of Regulation S-K) which require disclosure of material risks as defined by Item 305, related to market risk sensitive financial instruments. As defined, the Company currently has only limited market risk sensitive instruments related to interest rates. The Company has outstanding capital leases of $267,000 at March 31, 2001.

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

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 10-Q
------------------------------------------

       (a) Exhibits
       ------------

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


       (b) Reports on Form 8-K
       -----------------------

There were no reports on Form 8-K filed during the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GENTNER COMMUNICATIONS CORPORATION


                                   /s/ Susie Strohm
                                   ---------------------------------------------
                                   Susie Strohm
                                   Vice President, Finance


Date:  May 10, 2001