Form 10-K
period 2001-06-30
GENTNER COMMUNICATIONS CORP
filed 2001-09-27
CIK 840715

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
|X|  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                     For the fiscal year ended June 30, 2001
                                               --------------

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

        Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

        Indicate by check mark disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. |_|

        The aggregate market value of the voting common stock held by non-affiliates is approximately $66,576,342 at September 1, 2001. This value was computed at the price of $10.89 at which the stock traded on September 1, 2001 (which date is within 60 days of the filing of this Form 10-K).

        The number of shares outstanding of the issuer's Common Stock as of September 1, 2001 was 8,612,978.

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

The Company primarily develops, manufactures, markets and distributes products and services for the conferencing equipment, conferencing services, and broadcast markets. Until 1991, the Company's primary business was the sale of studio and transmitter-related equipment to broadcast facilities. Since then, the Company has applied its core digital audio technology to the development of products for conferencing, sound reinforcement, and assistive listening applications. In addition, the Company offers conferencing services, including conference calling, Webconferencing, document conferencing, audio and video streaming, and customer training and education.

The Company initially began selling its products to the telephone interface portion of the broadcast market. These products are primarily used to put callers on the air for call-in talk shows. In 1991, using the technological expertise gained in the broadcast market, the Company commenced marketing products specifically developed for the audioconferencing market. The Company's audioconferencing products provide users with a natural, two-way method of conversation without the cut-offs, distortion, noise and echo associated with traditional speakerphones. Audioconferencing products are installed in conference rooms, courtrooms, and distance learning facilities. The Company also develops assistive listening systems that provide enhanced audio for those with hearing disabilities. Over the past two years, the Company has expanded its market opportunity by introducing products targeting the videoconferencing and sound reinforcement markets. Videoconferencing products are typically installed in the same types of venues as the Company's audioconferencing products. Sound reinforcement products target larger venues, such as stadiums, arenas, theaters, houses of worship and convention centers. Product sales from continuing operations accounted for 71% of the Company's total sales from continuing operations during fiscal 2001, compared to 79% in fiscal 2000 and 84% in fiscal 1999.

In fiscal 1993, the Company introduced Gentner Conference Call(R) (1-800 LETS MEET(R)), a comprehensive teleconferencing service. Over the past two years, the Company has expanded its service offerings to include on-demand, reservationless conference calling, Webconferencing, and audio and video streaming over the Internet. During fiscal year 2001, sales conferencing services accounted for 29% of the Company's total sales from continuing operations, compared to 21% in fiscal 2000 and 16% in fiscal 1999.

The Company's international sales were 13%, 12%, and 12% of total sales for fiscal years 2001, 2000, and 1999, respectively.

Business Strategy

In fiscal year 2001, the Company changed its reportable operating segments to reflect how it evaluates its operating performance and allocates resources. Prior to fiscal year 2001, the Company's reportable segments included RFM/Broadcast, Conferencing Products, Conferencing Services and Other. On July 5, 2000, the Company concluded the purchase of the assets of ClearOne, Inc. Through this purchase, the Company obtained valuable technology for videoconferencing products, as well as existing audioconferencing products and related technology. As of April 12, 2001, the Company sold the assets of the remote control portion of the RFM/Broadcast division. Subsequent to the disposal, the Company now operates in two different segments - Products and Services. See Note 15 to the Consolidated Financial Statements for further information on Segment Reporting. The operating results of the remote control portion of the division have been separately reported as discontinued operations for all periods presented. See further discussion of Discontinued Operations in
Item 7.

The Products segment is responsible for the following areas: room system audioconferencing and videoconferencing products, sound reinforcement products, broadcast telephone interface products, and assistive listening systems.

The Services segment is responsible for all teleconferencing services, including full-service conference calling; on-demand, reservationless conference calling, Webconferencing, and audio and video streaming.

The Company is focused on increasing its share of target markets through new product and service introductions, and through enhanced international efforts.

Products and Services

Products Segment
----------------

Room System Conferencing Products. In 1991, the Company combined the digital technology in its broadcast telephone products with Digital Echo Cancellation(R) to develop a line of conferencing products. These products are used in such settings as conference rooms, distance learning facilities, and courtrooms. Examples of current applications include executive boardrooms for Bell South Telecommunications, The Boeing Company, and the National Geographic Society; distance learning facilities in Oklahoma, Indiana, Nebraska, North Carolina and Wisconsin; and courtroom applications for the Montreal Court System and the Federal Bankruptcy Courts in San Jose. The Company is well known for these types of quality products.

In 1998, the Company introduced and began shipping a new line of conferencing products under the brand name of Audio Perfect(R). The Audio Perfect(R) product line currently consists of the AP800, AP400, AP10, AP-Ware(TM), AP IR Remote Control and APV200-IP. Building upon its Audio Perfect(R) technology, the Company began shipping the newest generation of conferencing products, the XAP(TM) 800 and XAP(TM) TH1, in June 2001. The XAP(TM) and Audio Perfect(R) products are comprehensive room-audio control systems designed to excel in the most demanding acoustical environments and routing configurations. Typical applications include conference rooms, courtrooms, corporate boardrooms, and distance learning facilities. The XAP(TM) and AudioPerfect(R) products are also used for integrating audio with videoconferencing systems.

The XAP(TM) 800 is the Company's most powerful, feature-rich audioconferencing product to date. It builds upon the proprietary Distributed Echo Cancellation(R) technology of the Company's popular AP800 and on the proven software control and signal processing capabilities of the Company's PSR1212. It also incorporates noise cancellation technology, assignable processing blocks, advanced automatic gain control and speech leveler, an advanced matrix mixer, advanced room combining technology, and wall-panel controls.

The XAP(TM) TH1 is the telephone interface portion of the XAP(TM) 800. It connects audioconferencing participants via a telephone line. The XAP(TM) TH1 provides the best available quality for single telephone line conferencing, and it enables up to 16 callers to be conferenced into a XAP(TM) 800 system using 16 XAP(TM) TH1s.

The AP800 performs the combined functions of several audio devices, including an eight-channel automatic microphone mixer, a 12 X 12 matrix mixer, an audio processor, an equalizer and an audio network controller. It also functions as an echo canceller using the Company's digital Distributed Echo Cancellation(R) (D.E.C.)(R) technology. Before D.E.C., only one echo canceller was used to eliminate acoustic echo during a call. With D.E.C., an echo canceller, an equalizer and an audio processor are placed on every microphone input, yielding crystal-clear audio in a greater variety of environments.

The AP10 is used with the AP800 as a telephone interface to connect audioconferencing participants via a telephone line. Each Audio Perfect(R) system can be expanded to interface with up to eight AP800's and 16 AP10's, providing a network of up to 16 phone lines, 32 line inputs, and 64 microphones, all operating as a single unit.

The AP400 combines the scaled down functions of the AP800, the AP10 and an internal power amplifier. Its four microphone inputs, compared to the AP800's eight microphone inputs, make the AP400 more practical for small to medium sized rooms.

AP-Ware(TM) is a PC-based software designed to enhance the Audio Perfect(R) family of products. AP-Ware(TM) simplifies the set-up, configuration and operation of the Audio Perfect(R) system by employing a graphical user interface. The graphic orientation provides access to the same features available via the front-panel controls of the AP800, AP400 and AP10, but does so in a more user-friendly manner. AP-Ware(TM) can control an entire Audio Perfect(R) system using only one serial connection, and can communicate with AP units both locally and remotely via modem.

The AP IR Remote Control uses infrared transmission to operate the AP800, AP400 and AP10. Features include connect, disconnect, dial, redial, speed dial, hook flash, volume control and micFrophone mute.

The APV200-IP is a videoconferencing system that the Company purchases from Viseon Video, Inc. The APV200-IP delivers high-quality video, is standards based, and connects directly to any size TV, LCD projector, flat screen, PC, or laptop computer. When combined with other Audio Perfect(R) products, the APV200-IP can support up to 64 microphones and multiple cameras, providing top-quality sound and video for any size room.

In July 2000, the Company purchased substantially all of the assets of ClearOne, Inc., a Woburn, Massachusetts-based developer of multimedia communications equipment. With the asset purchase, the Company enhanced its technology with respect to videoconferencing, which it believes enables the Company to more effectively meet customer demands for specific features and functionality in future products by bringing videoconferencing product development in-house.

In addition to the videoconferencing technology gained in the ClearOne, Inc. asset purchase, the Company acquired two audioconferencing products. The Gentner ClearOne(R) is a portable, plug-and-play conference phone. It complements the Company's product suite and expands current distribution methods because it can be sold through retail distribution channels as well as through the Company's existing network of dealers and integrators. In addition, the Company obtained the "VTC AccuMic" a microphone pad that is ideally used as high-quality, affordable audio support for any videoconferencing system. It is typically used when audio coverage from a single microphone is insufficient.

Sound  Reinforcement  Products.  In March 2000,  the Company began  shipping the
PA870 power amplifier, and in December 2000, the Company began shipping the PSR1212 matrix mixer with audio processing capabilities. Both the PA870 and the PSR1212 are designed for sound reinforcement applications in large venues such as hotels, theaters, convention centers, and houses of worship.

Broadcast Telephone Interface Products. The Company's telephone interface product line offers a full selection of products ranging from simple single-line couplers, which enable users to send and receive audio over a single telephone line, to computerized multiple-line systems used in talk-show programs. An example of the computerized multi-line system is the Company's TS612, which it began selling in fiscal 1995. Using the TS612, talk-show hosts can screen calls, bring callers on-air, conference several callers together, or monitor whether callers are on hold or talking to the show's producer. The Company believes its share of the domestic telephone interface market is currently 50% or greater, with potential for the largest growth in international markets.

In April 2001, the Company sold the remote control portion of the RFM/Broadcast product line. The purchase was made by Burk Technology of Littleton, MA. The purchase price was $3.2 million.

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

Backlog.  As of June 30, 2001,  the Company's  backlog was  approximately  $10.5 million.  As of June 30, 2000,  the  Company's  backlog was  approximately  $1.8 million. The Company anticipates 100% of the backlog at June 30, 2001 to be shipped by June 30, 2002. The increase in the Company's backlog is due to the blanket purchase order program for the Company's dealers which was implemented during the third quarter of fiscal 2001. See further discussion under Consolidated Results of Continuing Operations in Item 7.

Net revenues from the products segment was $28.2 million in fiscal 2001, $22.2 million in fiscal 2000 and $17.1 million in fiscal 1999.

Services Segment
----------------

Conference Calling Services. In February 1993, the Company launched its teleconferencing service to provide customers with a complete offering of conferencing solutions. Gentner Conference Call(R) (1-800 LETS MEET(R)) can connect many different telephone callers worldwide with superior service and excellent clarity. The Company also facilitates videoconferences, dataconferences, and satellite conferences. In November 1999, the Company enhanced its teleconferencing service with the introduction of Instant Access(TM) Conferencing, which enables customers to conduct a conference call at any time, from any location, without a reservation.

Webconferencing Services. In October 1999, the Company introduced TheDataPort.com Webconferencing service to complement its existing teleconferencing service offerings. TheDataPort.com enables customers to conduct live, interactive meetings over the Internet, incorporating visual elements such as graphics, slides, and charts. Polling, Q & A sessions, and audio and video transmission are also available, and the event can be saved and archived for on-demand playback. The DataPort.com runs on the WebEx(R) Webconferencing platform.

Audio and Video Streaming Services. In July 2001, the Company added audio and video streaming to its suite of conferencing services, enabling customers to enhance conference calls with live and archived audio and video over the Internet. Gentner offers audio and data streaming through a third party provider.

Net revenues from the services segment was $11.7 million in fiscal 2001, $5.9 million in fiscal 2000 and $3.2 million in fiscal 1999.

Markets

Conferencing Equipment Market
-----------------------------

The Company believes that there is significant growth potential in the U.S. market for conferencing equipment. Frost & Sullivan, an international marketing consulting company that publishes market research reports, projects the target market for the Company's conferencing products to grow from $940 million in 2000 to $2.5 billion in 2006.

This market is made up of three separate components: the audioconferencing systems market, the videoconferencing systems market, and the installed portion of the professional audio market. According to Frost & Sullivan, the audioconferencing systems market is projected grow from $91 million in 2000 to $320 million in 2006, or at a compound annual growth rate of 23.1%. The Company estimates that it increased its share of this market in 2000 to 17% from 15% in 1999. The videoconferencing systems market is projected to grow from $350 million in 2000 to $1.1 billion in 2006, or at a compound annual growth rate of 22.9%. The Company estimates that the market for its sound reinforcement equipment is approximately $500 million. There can be no assurance that these markets will increase as expected, if at all.

The Company believes that the conferencing equipment market provides significant sales growth potential for the future, and plans to continue providing solutions to businesses and other end users through the sale of conferencing products.

Conferencing Services Market
----------------------------

The Company also believes there is significant opportunity for its conferencing services. According to Frost & Sullivan, the total market for conferencing services in 2000 was $1.4 billion and should grow to $2.5 billion by 2006. The Company grew revenue from its conferencing services segment 98% in fiscal 2001 to $11.7 million from $5.9 million in fiscal 2000. There can be no assurance that this market will grow as expected, if at all.

This market is made up of two separate components: audioconferencing services and Webconferencing reseller services. The total audioconferencing services market is projected to grow from $1.4 billion in 2000 to $2.2 billion in 2006, or at a compound annual growth rate of 7.0%. The Webconferencing reseller services market is projected to grow from $12 million in 2000 to $354 million in 2006, or at a compound annual growth rate of 73.5%. There can be no assurance that these markets will increase as expected, if at all.

Broadcast Market
----------------

The Company's broadcast telephone interface products are targeted and sold to radio and television stations, broadcast networks, and other professional audio customers. The Company believes that the worldwide market for the products is approximately $30 million. The Company estimates that it has a worldwide market share of approximately 13%. The United States is considered to be the predominant segment of the worldwide broadcast market, with over 12,000 radio and 1,200 television stations in operation. The Company's products are primarily sold to upgrade broadcast studios. The size of the domestic broadcast market is fixed, as the Federal Communications Commission limits the total number of broadcast station licenses.

The Company has traditionally concentrated its efforts on selling its products in the United States. However, while the United States is considered to be the largest single broadcast market segment in the world, it is believed to represent only 20% of the total worldwide broadcast telephone interface market. The international broadcast market is expanding as a result of government deregulation and privatization of stations and the increasing number of frequencies available for commercial use. In 1991, the Company began focusing efforts on expanding its international market share and has appointed dealers located in key areas around the world (see "Description of Business - Distribution").

Marketing and Sales

The Company's conferencing products are primarily sold through professional audio/visual equipment dealers and consultants. These dealers and consultants, in turn, provide audio and video solutions to end users in applications such as corporate boardroom systems, distance learning facilities, and courtrooms. The Company reaches these end users through a sales representative and dealer network that regularly interacts with potential end users in the target market. The Company actively participates alongside this network at communication forums, trade shows, and industry promotions. The Company is reinforcing those efforts by remaining involved in the distribution network and offering dealer training and education on its products and services.

In addition to employing the dealer/consultant channel described above, the Company sells the ClearOne(R) conference phone through retail distribution channels such as office equipment and supply stores. The ClearOne(R) conference phone is a lower-priced product that does not require professional installation, making it suitable for direct purchase by the end-user. As discussed previously, the Company acquired this technology from ClearOne, Inc. in fiscal 2001.

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

Due to the large size of the conferencing equipment market and its potential for intense competition, the Company expects this segment will continue to require substantial marketing resources and research and development efforts. To this end, the Company intends to continue to seek highly trained and experienced personnel. Additionally, the Company has aggressively focused on research and development to create an expanded and, what the Company believes to be, a technologically superior line of products. The Company's strategy continues to be to sell its conferencing products through national and international dealers who focus on integrating conferencing facilities for organizations.

Sales efforts for the Company's broadcast telephone interface products focus on the domestic and international sale of these products through a worldwide network of dealers. Such efforts have included a combination of product catalogs, trade shows, telemarketing, direct mail, trade advertising, fax on demand, an Internet Web-page, and direct selling. The Company intends to support dealers with product information, brochures and data sheets, and has been increasing its activities aimed at garnering the attention of end users. The Company intends to sponsor sales promotions to encourage dealers to feature the Company's products, and will also focus more on end-user interaction efforts. The Company also intends to exhibit its products at high-profile industry trade shows to ensure that its products remain highly visible to dealers and broadcasters.

Technical Services

Technical service, which is generally conducted over the telephone and sometimes on site, provides timely, interactive help to customers needing operational or technical assistance with the Company's products. The Company's technical services team provides application and design assistance, customer and dealer training, technical documentation, and a product rental program to reduce down time during repair of a customer's product. The Company's technical services team also regularly communicates with the Company's engineering and manufacturing groups to ensure that customer feedback can be directed toward initiating product improvements and incorporated into future products. Technical service plays a vital role in solving customer problems and building customer confidence. The Company has focused its resources on ensuring that strong technical service to its customers remains a competitive advantage.

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

Distribution

Product Segment
---------------

Conferencing Products. The Company sells its conferencing systems and components through independent audio/visual equipment dealers and consultants. The Company also uses a national network of independent sales representatives. Currently, 89% of the Company's conferencing system sales are in the United States. The Company's primary strategy for foreign expansion is to establish dealers and master distributors in markets where it believes there is a growing need for the type of products and services offered by the Company.

Sound Reinforcement Products. The Company sells its sound reinforcement products to the professional audio market via the same network of sales representatives, consultants, and dealers that sells the Company's conferencing products.

Broadcast Telephone Interface Products. The Company's broadcast telephone interface products are generally sold in the United States through non-exclusive, independent broadcast equipment dealers. End users generally place orders with a dealer by calling a toll free number. The market is highly competitive, and it is not unusual for a customer to call several dealers to get the best possible price. Once a customer orders equipment, a dealer orders the product from the Company to be shipped directly to the customer or, in some instances, ships the product to the customer from the dealer's inventory.

ALS Products. The Company sells its ALS products to the professional audio market via the same network of sales representatives, consultants, and dealers that sells the Company's conferencing products.

For international product sales, the Company has established Gentner Communications EuMEA GmbH, a wholly owned subsidiary, in October 2000. Headquartered in Nuremberg, Germany, Gentner EuMEA focuses on distribution, technical support, and training in Europe, the Middle East and northern Africa. In addition, the Company has established, and continues to establish, international relationships with dealers and master distributors for its conferencing products in Africa, Asia, Australia, Europe, North America, and South America.

Services Segment
----------------

Conference Calling Webconferencing and Audio and Video Streaming Services. The Company primarily sells its conference calling service through telemarketing directly to end users, and continues to expand its activities and the number of employees in this area. The Company also utilizes this sales force to cross-sell certain conferencing products directly to end users. The Company also sells services through its product dealers and independent representatives, and provides wholesale conference calling services to several long distance companies.

Competition

The principal competitive factors in the Company's markets include innovative product design, product quality, established customer relationships, name recognition, distribution, and price.

The Company believes that its ability to successfully compete in the conferencing markets is essential to the Company's growth and development. There are other companies with substantial financial, technical, manufacturing, and marketing resources currently engaged in the development and marketing of similar products and services. Some of these companies have launched products and services competitive with those being developed and manufactured by the Company. However, the Company has used its core digital technology to produce what it believes to be superior conferencing equipment and services. The Company believes it is the only provider of both high-end conferencing products and comprehensive conference calling services, and hopes it can uniquely position itself in the expanding conferencing markets.

In the audioconferencing systems market, the Company's competitors include Polycom, ASPI Digital, SoundGear, and other companies that offer both tabletop and installed systems. While Gentner owns the greatest portion of the installed segment of the market, Polycom owns the largest portion of the tabletop portion of the market, as well as the majority of the overall audioconferencing systems market. In the videoconferencing systems market, the Company's primary competitors include Polycom, Tandberg, PictureTel, and Sony. In the conferencing services market, the Company's competitors include large Interexchange Carriers, including AT&T, Global Crossing, Sprint, and WorldCom, as well as independent service providers. Many competitors in each market have substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products. In addition, there is potential for new companies to enter theses markets with new products and services competitive with those of the Company.

In the broadcast market, the Company has several competitors in each of its product lines. There is not, however, any single competitor who directly competes with the Company in all such product lines. Although some of the Company's competitors are smaller in terms of annual revenues and capitalization, such competitors usually focus on a single product line. They can therefore devote their resources to products that are directly competitive with, and which may adversely impact sales of, the Company's products. However, the Company's name is well known with respect to its products. The Company believes that this advantage, coupled with the Company's size, will help it to preserve and increase its market share. However, there can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect on the Company's results of operations.

Product Development

The Company is highly committed to research and development. The Company views its investment in research and development as a key ingredient to long-term business success. The Company's research and development expenditures were $2,502,169 in fiscal 2001, $1,270,819 in fiscal 2000 and $1,194,686 in fiscal
1999.

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

The Company's core technological competencies include many areas of telecommunications, including telephone echo cancellation and acoustic echo cancellation. The Company's capability to use Digital Signal Processing (DSP) technology to perform audio processing operations is also a core competency. This technology is critical to the performance of the Company's products.

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

Patent and Proprietary Rights

Trade secrets, proprietary information, and technical know-how are important to the Company's scientific and commercial success. The Company currently relies primarily on a combination of trade secrets and nondisclosure agreements to establish and protect its proprietary rights in its products. Although the Company continues to take appropriate measures to protect the proprietary rights in its products, there can be no assurance that these measures will be successful. In addition, the laws of certain foreign countries may not protect its intellectual property to the same extent as the laws of the United States.

The Company holds U.S. patent number 6,173,059 B1, which deals with technology in the Gentner ClearOne(R) conference phone.

The Company holds federal registered servicemarks for 1-800 LETS MEET(R), GENTNER CONFERENCE CALL(R), GENTNER COURT CONFERENCE(R), PERFECT COMMUNICATION THROUGH TECHNOLOGY, SERVICE AND EDUCATION(R), and WE PUT THE WORLD ON SPEAKING TERMS(R). The Company holds federal registered trademarks for GENTNER(R), "GENTNER(R)" (as both the name and logo), AUDIO PERFECT(R), CLEARONE(R), "C O(R)" (logo), DISTRIBUTED ECHO CANCELLATION(R), and DISTRIBUTED ECHO CANCELLATION (D.E.C.)(R). In addition to these registered servicemarks and trademarks, the Company has federal applications pending for the following trademarks: VTM(TM), VVD(TM), and XAP(TM). The Company also has federal applications pending for the following servicemarks: EXPRESS CONFERENCESM, and INSTANT ACCESSSM.

The Company holds the following international trademarks in Europe: GENTNER(R) and "GENTNER(R)" (as both the name and logo). The Company also has applications pending for the following trademarks: PERFECT COMMUNICATION THROUGH TECHNOLOGY, SERVICE, AND EDUCATION(TM) in Europe; GENTNER(R) and CLEARONE(R) in Canada; and GENTNER(R) and CLEARONE(R) in Brazil.

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

Manufacturing

The Company currently manufactures and/or assembles its products using purchased or leased manufacturing equipment. It is anticipated that the equipment presently being used will continue to be utilized for several years. The Company's manufacturing facility incorporates modern, modular, assembly work stations and work accessories that are designed to enhance the efficiency and quality of the manufacturing process. In March 2000, the Company supplemented its existing manufacturing capacity by adding a second surface-mount assembly line. The new equipment is substantially faster, providing three times the equipment capacity with just one more assembly line. The Company believes that it has sufficient capacity to meet increased demand into fiscal 2002. However, the Company may experience unanticipated demand or constraints on capacity, which could adversely affect the business.

The Company generally purchases its assembly components from distributors, but also buys a limited amount of components directly from local fabricators. Its principal suppliers include Avnet/Marshall, Arrow/Bell, Future Electronics, Precise Metal Products (all located in the United States), and Suntech Circuits (located in Taiwan).

The Company's policy is to have a minimum of two vendor sources. Many of the components utilized are bonded by certain distributors and manufacturers. The bonding process places ordered products on the distributors' shelves until the Company requires the products. The Company is also pursuing a consignment relationship with some of its distributors. These agreements will move inventory to "on-site" vendor stock locations, which will be managed by the vendors. Inventory will be owned by the vendor until such time as needed. Only product used will be charged to the Company. Availability has been limited for certain components. These difficult-to-find components include, but are not limited to, capacitors, memory products, connectors, and microprocessors. The Company has been successful at locating an adequate supply of components to prevent production stoppage, but these scarce components are costing more, thus putting pressure on product margins. Disruptions in supply or significant increases in components costs from these vendors would have an adverse effect on the Company's operations.

The Company's ALS products, as well as the ClearOne(TM) conference phone product, are manufactured in Taiwan and shipped to the Company's facility for sale, ready for delivery to its customers.

During fiscal 2001, the Company's videoconferencing products were manufactured by Viseon Video, Inc., formerly known as RSI Systems, Inc., in Minneapolis, Minnesota and shipped to the Company's facility, ready for delivery to its customers.

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

The Company also has redundant teleconferencing bridging equipment that will enable the Company to continue to provide bridging services in the event of equipment failure. In addition, the Company has established relationships with other teleconferencing service providers to outsource the Company's teleconferencing business in the event of equipment failure.

Especially noteworthy is that as revenues from the Services segment grow, the network structure must expand at the same rate. The Company has a fully scalable network sufficient to accommodate projected future growth.

Financial Information by Geographic Region

See the consolidated financial statements, and footnote 13 thereto, for a discussion of financial information by geographic region.

Employees

As of June 30, 2001, the Company had 193 employees, 188 of which were employed on a full-time basis. None of the Company's employees are subject to a collective bargaining agreement.


ITEM 2. PROPERTIES

All of the Company's U.S. operations, including its executive offices, conference call service, product sales, research and development, and manufacturing, and warehousing, are conducted in a 57,000 square-foot facility located south of Salt Lake City. The Company leases this facility under an agreement that expires in October 2006. The Company believes the facility will be reasonably adequate to meet its needs for the next twelve months.

Gentner Communications EuMEA, GmbH leases an office in Nuremberg, Germany for its operations which consists of 191 square meters and is under an agreement that expires in April 2003.

ITEM 3. LEGAL PROCEEDINGS

The Company is from time to time subject to claims and suits arising in the ordinary course of business. In the Company's opinion, the ultimate resolution of these matters will not have a material adverse effect on its financial position, results of operations or liquidity.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of the Company during the fiscal year ended June 30, 2001.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since March 31, 2000, the Company's common stock has been traded on the NASDAQ National Market under the symbol "GTNR." Prior to that date, the Company's stock traded on the NASDAQ Small Cap Market. The following table sets forth the high and low bid quotations for the common stock for the last two fiscal years.

                 2001                                    High      Low
                 ----                                    ----      ---
                 First Quarter                        $ 17.13  $ 12.00
                 Second Quarter                         16.44     8.50
                 Third Quarter                          15.69     9.75
                 Fourth Quarter                         14.30     9.50

                 2000                                    High      Low
                 ----                                    ----      ---
                 First Quarter                        $  8.63  $  5.00
                 Second Quarter                         17.88     8.00
                 Third Quarter                          24.38    11.50
                 Fourth Quarter                         20.25    11.25

The above inter-dealer quotations were obtained from the National Association of Securities Dealers (NASD), do not reflect markups, markdowns, or commissions, and may not represent actual transactions.

As of September 1, 2001, there were approximately 7,000 holders of common stock of the Company.

The Company does not pay a cash dividend and does not anticipate doing so in the foreseeable future. Currently, the Company's line of credit arrangement prohibits the payment of dividends. The Company intends to retain earnings for future capital requirements, growth and product development.

In May 2000, the Company entered into an agreement to purchase substantially all of the assets of ClearOne, Inc. for $1.7 million in cash and 129,871 shares of unregistered Company Common Stock valued at $15.40 per share. The acquisition was consummated July 5, 2000. The issuance of Common Stock to ClearOne, Inc. was exempt from registration under the Securities Act of 1933, as amended, as a private offering made pursuant to the Section 4(2) of such act.


ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data has been derived from the Gentner's audited Consolidated Financial Statements. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" and the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

The presentation of 1997 and 1998 financial data has been modified from that shown in the audited financial statements for those years in order to reflect results of continuing and discontinued operations separately.


                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                   Years Ended June 30,
                                                                                   --------------------
                                                           2001            2000            1999            1998            1997
                                                           ----            ----            ----            ----            ----
Operating results:
Net sales                                              $ 39,878,405    $ 28,118,413    $ 20,268,102    $ 15,159,842    $ 11,825,570
Costs and expenses:
  Costs of goods sold                                    16,503,062      11,008,323       8,907,754       7,434,240       6,161,013
  Marketing and selling                                   7,753,292       6,165,917       4,313,639       3,189,014       3,131,723
  General and administrative                              4,648,999       3,132,125       2,544,665       2,470,949       2,006,999
  Product development                                     2,502,169       1,270,819       1,194,686         864,276         790,082
                                                       ------------    ------------    ------------    ------------    ------------
Operating income (loss)                                   8,470,883       6,541,229       3,307,358       1,201,361        (264,247)
  Other income (expense)                                    373,147         179,336         (78,112)       (213,707)       (206,622)
                                                       ------------    ------------    ------------    ------------    ------------
Income (loss) from continuing operations
 before income taxes                                      8,844,030       6,720,565       3,229,246         987,654        (492,869)
Provision from income taxes                               3,318,845       2,418,823       1,208,900          26,694          22,091
                                                       ------------    ------------    ------------    ------------    ------------
Income (loss) from continuing operations                  5,525,185       4,301,742       2,020,346         960,960        (492,960)
Income (loss) from discontinued operations,
 net of applicable taxes                                    737,280         426,591         524,125         443,489         120,062
Gain on disposal of business segment,
 net of applicable taxes                                  1,220,024            --              --              --              --
                                                       ------------    ------------    ------------    ------------    ------------
Net income (loss)                                      $  7,482,489    $  4,728,333    $  2,544,471    $  1,404,449    $   (372,898)
                                                       ============    ============    ============    ============    ============

Earnings per common share:
  Basic earnings (loss) from continuing operations     $       0.64    $       0.52    $       0.25    $       0.13    $      (0.06)
  Diluted earnings (loss) from continuing operations   $       0.61    $       0.49    $       0.24    $       0.12    $      (0.06)
  Basic earnings from discontinued operations          $       0.23    $       0.05    $       0.06    $       0.05    $       0.01
  Diluted earnings from discontinued operations        $       0.22    $       0.05    $       0.06    $       0.06    $       0.01
  Basic earnings (loss)                                $       0.87    $       0.57    $       0.31    $       0.18    $      (0.05)
  Diluted earnings (loss)                              $       0.83    $       0.54    $       0.30    $       0.18    $      (0.05)
Weighted average shares outstanding:
  Basic                                                   8,593,510       8,269,941       8,080,536       7,679,985       7,662,494
  Diluted                                                 9,015,644       8,740,209       8,468,884       7,960,252       7,662,494

Financial data:
Current assets                                         $ 19,411,029    $ 14,816,321    $  9,281,753    $  5,828,365    $  4,551,184
Property, plant and equipment, net                        3,696,615       3,050,349       2,125,959       2,320,336       2,493,287
Total assets                                             27,597,623      17,920,531      11,519,414       8,311,740       7,335,854
Long-term debt, net of current maturities                      --              --              --           402,584         687,274
Capital leases, net of current maturities                    48,227         205,530         455,389         752,728         784,354
Total stockholders' equity                               24,501,510      14,753,221       8,352,359       5,237,006       3,801,596


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

The Company develops, manufactures, markets and distributes products and services for the conferencing equipment, conferencing services, and broadcast markets. In fiscal year 2001, the Company changed its reportable operating segments to reflect how it evaluates its operating performance and allocates resources. Prior to fiscal year 2001, the Company's reportable segments included RFM/Broadcast, Conferencing Products, Conferencing Services and Other. As of April 12, 2001, the Company sold the assets of the remote control portion of the RFM/Broadcast division. Subsequent to the disposal, the Company reports two segments - Products and Services. In the Product segment, the Company has applied its core digital technology to the development of products for conferencing, sound reinforcement, assistive listening and broadcast applications. During fiscal 2001, the Company introduced the PSR1212, the XAP(TM) 800, the ClearOne(R) conference phone, and the VRC2500, which contributed to a 27% increase in product-based revenues compared to fiscal 2000. In the Service segment, the Company focused on increasing sales by adding to its direct sales force, and by engaging new resellers and new private label accounts. These efforts resulted in a 98% increase in service-based revenues in fiscal 2001 compared to fiscal 2000. The Services segment includes revenues and expenses from the conferencing service bureau called 1-800 LETS MEET(R).

Discontinued Operations

On April 12, 2001, the Company sold the assets of the remote control portion of the RFM/Broadcast division to Burk Technology, Inc. of Littleton, MA ("Burk") for $3.2 million, including $750,000 in cash at closing, and $1.75 million in the form of a seven (7) year promissory note, with interest at the rate of nine percent (9%), secured by a subordinate security interest in the personal property of Burk. The gain associated with the note receivable is recognizable for book purposes but not for tax purposes until cash is received. As such, the Company has established a deferred tax liability for $511,000 in connection with this deferred gain. In addition, up to $700,000 more is payable by Burk as a commission over a period of up to seven years. The commission is based upon future net sales of Burk over base sales established within the agreement. This amount will be recognized as received. The Company retained remote control related inventory in the amount of $70,000 and zero liabilities at June 30, 2001. The Company realized a gain on the sale of $1,220,024, net of applicable income taxes of $725,788.

Summary operating results of the discontinued operations are as follows:

                                                                 Year Ended June 30,
                                                                 -------------------
                                                          2001           2000           1999
                                                          ----           ----           ----

Net sales                                            $ 2,369,054    $ 2,753,529    $ 2,722,224
Cost of goods sold                                       806,581        924,488        969,933
Marketing and selling                                    281,852        597,835        616,101
Product development                                      104,736        550,837        300,265
                                                     -----------    -----------    -----------
Income before income taxes                             1,175,885        680,369        835,925
Provision for income taxes                              (438,605)      (253,778)      (311,800)
Gain on disposal of business segment, net of taxes     1,220,024           --             --
                                                     -----------    -----------    -----------
Net income from discontinued operations              $ 1,957,304    $   426,591    $   524,125
                                                     ===========    ===========    ===========

Basic earnings per share from
  discontinued operations                            $      0.23    $      0.05    $      0.06
Diluted earnings per share from
  discontinued operations                            $      0.22    $      0.05    $      0.06


Consolidated Results of Continuing Operations

Year Ended June 30, 2001 Compared to Year Ended June 30, 2000
-------------------------------------------------------------

Sales from continuing operations for the year ended June 30, 2001 increased 42% to $39,878,405 from $28,118,413 in fiscal 2000. This dollar increase is split evenly between product sales and services sales.

Product revenues grew 27% in fiscal 2001 to $28,189,612 from $22,226,504 in fiscal 2000. This increase was mainly due to continued success of the Audio Perfect(R) product line, as well as the introduction of new products, including the PSR1212 and the XAP(TM) 800. The Audio Perfect(R) product line began shipping in April of 1998 with the AP800, and also includes the AP10, the AP400, AP Tools, the AP IR Remote, and the APV200-IP. Examples of typical applications using the Company's products are corporate conference rooms, distance learning rooms, and courtrooms. The Company has realized more of the revenue associated with such applications as a result of this expanded product line. During the second quarter of fiscal 2001, the Company began shipping the PSR1212, a digital matrix mixer for the sound reinforcement marketplace. During the fourth quarter of fiscal 2001, the company introduced its next generation audio product--the XAP(TM) 800. Product revenues also include telephone interface products, which are used to connect telephone line audio to broadcast audio equipment, and assistive listening products, which provide enhanced audio for people with hearing difficulties.

The Services segment, which is also known as 1-800 LETS MEET(R), experienced sales growth of 98% in fiscal 2001 as compared to fiscal 2000. Service revenues were $11,688,793 in fiscal 2001 as compared to $5,891,909 in fiscal 2000. The Company offers operator-assisted conferencing; on-demand, reservationless conference calling; Webconferencing, and audio and video streaming. The Company attributed the growth in sales to an increased customer base due in part to an increase in sales staff for marketing conference calling services, an increase in resellers selling the Company's services, and an overall increase in market size during the past year. The Company's conference calling service is being marketed not only to corporate clients but also to telephone service providers for resale.

The Company's gross profit margin from continuing operations was 58.6% for fiscal 2001 compared to 60.8% for fiscal 2000. The decrease in gross margins is the result of three factors. First, the Company implemented a blanket purchase order program for its dealers during the third quarter of the fiscal year. This program offers higher discounts off list price in exchange for larger quantity orders. The dealers then have 12 months to take delivery of the product. This program is intended to enable the Company to better predict its manufacturing schedule, expense levels and net revenues. The second factor is increased raw material component costs during the first half of the year. During the latter half of fiscal 2001, the Company began to experience lower pricing on raw material components. The third factor is that the Company's Services segment has a higher cost-of-goods rate. As this segment becomes a bigger portion of the total revenue, it will create a lower overall gross margin percentage.

The Company believes that most of the key components required for the production of its products are currently available in sufficient quantities to meet the Company's needs. The Company has experienced long component lead times in the past, but is starting to see moderating lead times on many components. Even though the Company has purchased more of these "longer-lead-time" parts to ensure continued delivery of products, reduction in these inventories will track the reduction of lead times with an undetermined lag time. The Company also continues to focus on locating other sources for raw materials and enhancing vendor relationships to further ensure adequate materials.

The Company's operating expenses increased 41% comparing fiscal 2001 to fiscal 2000. Fiscal 2001 continuing operations expenses were $14,904,460, as compared to $10,568,861 for fiscal 2000.

Marketing and selling expenses for fiscal 2001 were $7,753,292 as compared to $6,165,917 for the prior year. As a percentage of revenues, marketing and selling expenses decreased to 19.4% in fiscal 2001, compared to 21.9% in fiscal 2000. The year-over-year increase in marketing and selling expenses was primarily due to higher commission expenses resulting from increased sales. Also contributing to the increase were shelving expenses related to retail marketing.

Product development expenses increased 97% when comparing fiscal 2001 to fiscal 2000. Fiscal 2001 product development expenses were $2,502,169, as compared to $1,270,819 in fiscal 2000. As a percentage of revenues, product development expenses increased to 6.3% in fiscal 2001 up from 4.5% in fiscal 2000. The increase in product development expenses is due to increased salaries associated with additional personnel and development costs associated with new product development.

General and administrative expenses increased 48% during fiscal 2001 as compared to fiscal 2000. Fiscal 2001 expenses were $4,648,999 as compared to $3,132,125 in fiscal 2000. General and administrative expenses were 11.7% of revenues in fiscal 2001, compared to 11.1% in fiscal 2000. The increase in dollars was due to a one-time bad debt write off of approximately $400,000 with respect to a single customer who filed bankruptcy during the second quarter. Also associated with this increase were the costs incurred in hiring personnel to support increased sales volume and the infrastructure costs associated with the hiring of such new personnel, as well as costs associated with the Company's Woburn, Massachusetts office, and the amortization expense associated with the goodwill acquired in the ClearOne, Inc. asset purchase.

Interest income increased 68% in fiscal 2001 as compared to fiscal 2000. This increase is due to the increase in cash and cash equivalents.

Interest expense decreased 35% when comparing fiscal 2001 to fiscal 2000, due to the maturing of certain of the Company's capital leases.

During fiscal 2001, income tax expense for continuing operations was calculated at a combined federal and state effective tax rate of approximately 37.5%, resulting in an income tax expense of $3,318,845. This compares to fiscal 2000, where the effective tax rate was 36%, and the income tax expense for continuing operations was $2,418,823.

Net income from continuing operations for fiscal 2001 was $5,525,185, or an increase of 28%, compared to net income from continuing operations of $4,301,742 for fiscal 2000. These results are due to increased revenues offset by increases in expenses as described above.

Year Ended June 30, 2000 Compared to Year Ended June 30, 1999
-------------------------------------------------------------

Sales from continuing operations for the year ended June 30, 2000 increased 39% to $28,118,413 from $20,268,102 in fiscal 1999. Product revenues increased 30% by $5,169,724 and service revenues increased 83% by $2,680,587.

Product revenues experienced a 30% increase when comparing fiscal 2000 to fiscal 1999, increasing from $17,056,780 to $22,226,504. This increase was mainly due to continued success of the Audio Perfect(R) product line, as well as the introduction of new products, including the APV200 IP and the GT1524. The Audio Perfect(R) product line began shipping in April of 1998 with the AP800, and also includes the AP10, the AP400, AP Tools, the AP IR Remote, and the APV200-IP. The Company has realized more of the revenue associated with a room installation as a result of the expanded product line. During the third quarter of fiscal 2000, the Company began shipping the PA870 power amplifier. Product revenues also include telephone interface products and assistive listening products.

The Services segment, which is also known as 1-800 LETS MEET(R), experienced sales growth of 83% in fiscal 2000 as compared to fiscal 1999. Service revenues were $5,891,909 in fiscal 2000 as compared to $3,211,322 in fiscal 1999. The Company attributes this growth in sales to an increased customer base as well as the overall market growth for the year. This increase was also the result of the Company expanding its sales staff, who markets its conference calling service, and the Company's commitment to quality service. The Company's conference calling service is being marketed not only to corporate clients, but also to long distance telephone service providers for resale.

The Company's gross profit margin percentage was 61% in fiscal 2000 and 56% in fiscal 1999. This increase was primarily due to improved margins in conferencing services, improved manufacturing processes, new products with higher gross profit margins, and a different product mix.

During the second and third quarter of fiscal 2000, the Company conducted a physical inventory of its fixed assets. The Company wrote off gross fixed assets of $1,042,366 and wrote off accumulated depreciation of $1,038,234 during the third quarter to reconcile the books to the physical assets.

The Company's operating expenses increased 31% comparing fiscal 2000 to fiscal 1999. Fiscal 2000 continuing operations expenses were $10,568,861, as compared to $8,052,990 for fiscal 1999.

Marketing and selling expenses increased 43% in fiscal 2000 to $6,165,917 from $4,313,639 the prior year. As a percentage of revenues, marketing and selling expenses were 21.9% in fiscal 2000 compared to 21.2% in fiscal 1999. The year-over-year increase in marketing and selling expenses was primarily due to higher commission expense resulting from increased sales. Also contributing to the increase were higher salary expenses and recruiting costs connected to the hiring of additional marketing and selling personnel.

Product development expenses increased 6% in fiscal 2000 to $1,270,819 from $1,194,686 in fiscal 1999. As a percentage of revenues, product development expenses were 4.5% in fiscal 2000 as compared to 5.9% in fiscal 1999. The increase in absolute dollars was due to the development expenses for new products and the hiring of personnel.

General and administrative expenses increased 23% in fiscal 2000 to $3,132,125 from $2,544,665 in fiscal 1999. General and administrative expenses were 11.1% of revenues in fiscal 2000, compared to 12.6% in fiscal 1999. The increase in absolute dollars was mainly due to hiring of personnel to support sales increases and the infrastructure costs associated with the hiring of such new personnel. Also contributing to the increase was the expense associated with the NASDAQ National Market listing fees.

Interest income increased 159% in fiscal 2000 as compared to fiscal 1999. This increase is due to the increase in cash and cash equivalents.

Interest expense decreased 56% when comparing fiscal 2000 to fiscal 1999, due to the maturing of certain of the Company's leases and the payoff of several notes late in fiscal 1999.

During fiscal 2000 income tax expense was calculated at a combined federal and state effective tax rate of approximately 36.0%, resulting in a tax expense of $2,418,823 which compares to an effective tax rate of 37.4% and tax expense of $1,208,900 for fiscal 1999.

Net income from continuing operations for fiscal 2000 was $4,301,742, or an increase of 113%, compared to net income from continuing operations of $2,020,346 for fiscal 1999.

Financial Condition and Liquidity

The Company had cash and cash equivalents of $6.9 million on June 30, 2001, which represents an increase of $1.5 million compared to cash and cash equivalents of $5.4 million on and June 30, 2000. Based upon continuing operations, net operating activities provided cash of $3.7 million in fiscal 2001. Net investing activities used cash of $3.2 million primarily due to expenditures for property and equipment and cash paid relating to the ClearOne acquisition. Net cash used for financing activities was $0.1 million. Net cash flow from discontinued operations totaled $1.0 million.

The Company had cash and cash equivalents of $5.4 million and $3.9 million at June 30, 2000 and June 30, 1999, respectively, an increase of $1.5 million. Based on continuing operations, net operating activities provided cash of $2.5 million in fiscal 2000, a decrease of $1.3 million from 1999, primarily due to an increase in accounts receivable because of increased credit sales to new customers. Net investing activities used cash of $1.7 million primarily due to expenditures for property and equipment. Net cash provided by financing activities was $0.2 million, primarily due to proceeds from exercise of employee stock options, partially offset by payments of capital lease obligations totaling approximately $216,000. Net cash flows from discontinued operations totaled $0.5 million in 2000.

The Company has an available revolving line of credit of $5.0 million, which is secured by the Company's accounts receivable and inventory. The interest rate on the line of credit is variable (250 basis points over the London Interbank Offered Rate (LIBOR) or prime less 0.25 percent, whichever the Company chooses). The borrowing rate was 6.44 percent on June 30, 2001. There was no outstanding balance on June 30, 2001. The line of credit was renewed as of December 22, 2000 and will expire on December 22, 2001. Borrowings under the line of credit are subject to certain financial and operating covenants. The Company was in compliance with the covenants on June 30, 2001.

During April 2001, the Company announced that its board of directors had approved a stock repurchase program to purchase up to 500,000 shares of the Company's common stock over the following six months. These purchases are discretionary on the part of management and are to be made on the open market or in private transactions. In fiscal 2001, the Company repurchased and subsequently retired 15,300 shares for $191,381.

Management believes that the Company's working capital, bank line of credit and cash flows from operating activities will be sufficient to meet the Company's operating and capital expenditure requirements for continuing operations for the next twelve months. In the longer term, or if the Company experiences a decline in revenue, or in the event of other unforeseen events, the Company may require additional funds and may seek to raise such funds through public or private equity or debt financing, bank lines of credit, or other sources. No assurance can be given that additional financing will be available or, if available, will be on terms favorable to the Company. See "Factors that May Affect Future Results - Limited Capitalization".

Factors that May Affect Future Results

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Forward-looking statements relate to the Company's future plans, objectives, expectations, and intentions. These statements may be recognized by the use of words such as "believes," "expects," "may," "will," "intends," "plans," "should," "seeks," "anticipates," and similar expressions. In particular, statements regarding the Company's markets and market share, demand for its products and services, FCC actions, manufacturing capacity and component availability, and the development and introduction of new products and services are forward-looking statements and subject to material risks. Actual results could differ markedly from those projected in the forward-looking statements as a result of the factors set forth below and the matters set forth in the report generally. The Company cautions the reader, however, that this list of factors may not be exhaustive, particularly with respect to future factors. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

Rapid Technological Change
--------------------------

The products and services markets are highly competitive and characterized by rapid technological change. The Company's future performance will depend in large part upon its ability to remain competitive and to develop and market new products and services in these markets in a timely fashion that responds to customers' needs and incorporates new technology and standards.

The Company may not be able to design and manufacture products that address customer needs or achieve market acceptance. Any significant failure to design, manufacture, and successfully introduce new products or services could materially harm the Company's business.

The markets in which the Company competes have historically involved the introduction of new and technologically advanced products and services that cost less or perform better. If the Company is not competitive in its research and development efforts, its products may become obsolete or be priced above competitive levels.

Although management believes that, based on their performance and price, its products and services are currently attractive to customers, there can be no assurance that competitors will not introduce comparable or technologically superior products or services, which are priced more favorably than the Company's.

Competition
-----------

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

General Economic Condition
--------------------------

As the Company's business has grown, it has become increasingly subject to adverse changes in general economic conditions, which can result in reductions in capital expenditures by customers, longer sales cycles, deferral or delay of purchase commitments for products, and increased price competition. Although these factors have not materially impacted the Company in recent years, if the current economic slowdown continues or worsens, these factors could adversely affect the Company's business and results of operations.

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

Difficulties in Managing Growth
-------------------------------

The Company is experiencing a period of significant expansion in personnel, facilities and infrastructure, and management anticipates that further expansion will be required to address potential growth in the Company's customer base and market opportunities. This expansion will require continued application of management, operational and financial resources.

To manage the expected growth of operations and personnel, the Company may need to improve its transaction processing, operational and financial systems, procedures and controls. The Company's current and planned personnel, systems, procedures and controls may not be adequate to support its future operations. Difficulties in managing these challenges could adversely affect the Company's financial performance.

Difficulties in Estimating Customer Demand Could Harm Our Operating Results
---------------------------------------------------------------------------

Orders from the Company's resellers are based on demand from end-users. Prospective end-user demand is difficult to measure. This means that any period could be adversely impacted by lower end-user demand, which could in turn negatively affect orders the Company receives from resellers. The Company's expectation for both short- and long-term future net revenues are based on the Company's own estimate of future demand as well as backlog based on the blanket purchase order program, as discussed above. The Company also bases expense levels on those revenue estimates. If the Company's estimates are not accurate, the financial performance of the Company could be adversely affected.

Dependence on Distribution Network
----------------------------------

The Company markets its products primarily through a network of dealers and master distributors. All of the Company's agreements regarding such dealers and distributors are non-exclusive and terminable at will by either party. Although the Company believes that its relationships with such dealers and distributors are good, there can be no assurance that any or all such dealers or distributors will continue to offer the Company's products.

Price discounts to the Company's distribution channel are based on performance. However, there are no obligations on the part of such dealers and distributors to provide any specified level of support to the Company's products or to devote any specific time, resources or efforts to the marketing of the Company's products. There are no prohibitions on dealers or distributors offering products that are competitive with those of the Company. Most dealers do offer competitive products. The Company reserves the right to maintain house accounts, which are for products sold directly to customers. The loss of dealers or distributors could have a material adverse effect on the Company's business.

Limited Capitalization
----------------------

As of June 30, 2001, the Company had $6.9 million in cash and $17.0 million in working capital. The Company may be required to seek additional financing if anticipated levels of revenue are not realized, if higher than anticipated costs are incurred in the development, manufacture, or marketing of the Company's products, or if product demand exceeds expected levels. There can be no assurance that any additional financing would be available on acceptable terms, or at all.

In addition, the Company's $5 million revolving line of credit matures in December of 2001 and there can be no assurance that the Company will be able to extend the maturity date of the line of credit or obtain a replacement line of credit from another commercial institution. The Company had no outstanding balance payable on the line of credit as of June 30, 2001. To the extent the line of credit is not extended or replaced and cash from operations is insufficient to fund operations, the Company may be required to seek additional financing.

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

Dependence on Supplier and Singlw
e Source of Supply

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

The Company believes that most of the key components required for the production of its products are currently available in sufficient quantities. The Company has experienced long component lead times in the past, but is experiencing improved lead times on many products. Even though the Company has purchased more of these "longer-lead-time" parts to ensure continued delivery of products, reduction in these inventories have tracked with the reduction of lead times. Suppliers of some of these components are currently or may become competitors of the Company, which might also affect the availability of key components to the Company. It is possible that other components required in the future may necessitate custom fabrication in accordance with specifications developed or to be developed by the Company. Also, in the event the Company, or any of the manufacturers whose products the Company expects to utilize in the manufacture of its products, is unable to develop or acquire components in a timely fashion, the Company's ability to achieve production yields, revenues and net income may be adversely affected.

Software Risks
--------------

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

Manufacturing Process Risks
---------------------------

While the Company has substantial experience in designing and manufacturing its products, the Company may still experience technical difficulties and delays with the manufacturing of the Company's products. Potential difficulties in the design and manufacturing process that could be experienced by the Company include difficulty in meeting required specifications, difficulty in achieving necessary manufacturing efficiencies, and difficulties in obtaining materials on a timely basis.

Reliance on Efficiency of Distribution and Third Parties
--------------------------------------------------------

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

Lack of Patent Protection
-------------------------

The Company currently relies primarily on a combination of trade secret, copyright, trademark, and nondisclosure agreements to establish and protect its proprietary rights in its products. There can be no assurance that others will not independently develop similar technologies, or duplicate or design around aspects of the Company's technology. The Company believes that its products and other proprietary rights do not infringe any proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims in the future. Such claims could divert management's attention and be expensive, regardless of their merit. In the event of a claim, the Company might be required to license third party technology or redesign its products, which may not be possible or economically feasible.

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

Potential Dilutive Effect of Outstanding Options and Possible Negative Effect of
--------------------------------------------------------------------------------
Future Financing
----------------

The Company has outstanding options issued under the Company's 1990 Incentive Plan and the 1998 Stock Option Plan, which include options to purchase up to 3,200,000 shares of Common Stock granted or available for grant. As of June 30, 2001, the Plans have 1,750,798 options outstanding. Holders of these options are given an opportunity to profit from a rise in the market price of the Company's Common Stock with a resulting dilution in the interests of the other stockholders. The holders of the options may exercise them at a time when the Company might be able to obtain additional capital through a new offering of securities on terms more favorable than those provided therein.

Dependence Upon Key Employees
-----------------------------

The Company is substantially dependent upon certain of its employees, including Frances M. Flood, President and Chief Executive Officer and a director and shareholder of the Company. The loss of Ms. Flood by the Company could have a material adverse effect on the Company. The Company currently has in place a key person life insurance policy on the life of Ms. Flood in the amount of $5,000,000.

Possible Control by Officers and Directors
------------------------------------------

The officers and directors of the Company together had beneficial ownership of approximately 29.0 percent of the Company's Common Stock (including options that are currently exercisable or exercisable within sixty (60) days) as of September 1, 2001. This significant holding in the aggregate places the officers and directors in a position, when acting together, to effectively control the Company and could delay or prevent a change in control.

Collectability of Outstanding Receivables
-----------------------------------------

The Company grants credit without requiring collateral to substantially all of its customers. Although the possibility of a large percentage of customers defaulting exists, the Company believes this scenario to be highly unlikely.

International Sales and Related Risks
-------------------------------------

International  sales  represent a  significant  portion of the  Company's  total revenue. For example, international sales represented 13 percent of the Company's total sales for fiscal 2001 and 12 percent for fiscal 2000. If the Company is unable to maintain international market demand, its results of operations could be materially harmed. The Company's international business is subject to the financial and operating risks of conducting business internationally, including: unexpected changes in, or imposition of, legislative or regulatory requirements; fluctuating exchange rates, tariffs and other barriers; difficulties in staffing and managing foreign subsidiary operations; export restrictions; greater difficulties in accounts receivable collection and longer payment cycles; potentially adverse tax consequences; and potential hostilities and changes in diplomatic and trade relationships.

During October 2000, the Company established Gentner Communications EuMEA GmbH, a wholly owned subsidiary headquartered in Nuremberg, Germany. The subsidiary began operations during December 2000. Gentner EuMEA focuses on distribution, technical support, and training in Europe, the Middle East and Africa.

The Company's sales in the international market are denominated in U.S. Dollars and, Gentner EuMEA transacts business in U.S. Dollars, however, its financial statements are prepared in German Deutsche Marks according to German accounting principles. Consolidation of Gentner EuMEA's financial statements with those of the Company, under United States generally accepted accounting principles, requires remeasurement to U.S. Dollars which is subject to exchange rate risks.

Euro Conversion
---------------

On January 1, 1999, eleven member countries of the European Union established fixed conversion rates between their existing currencies ("legal currencies") and one common currency, the Euro. The Euro is now trading on currency exchanges and may be used in certain transactions such as electronic payments. Beginning in January 2002, new Euro-denominated notes and coins will be used, and legacy currencies will be withdrawn from circulation. The conversion to the Euro has eliminated currency exchange rate risk for transactions between the member countries, which for the Company primarily consists of sales to certain customers and payments to certain suppliers. The Company is currently addressing the issues involved with the new currency, which include converting information technology systems, recalculating currency risk, and revising processes for preparing accounting and taxation records. Based on the work completed so far, the Company does not believe the Euro conversion will have a significant impact on the results of its operations or cash flows.

Integration of Acquired Business
--------------------------------

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

New Accounting Pronouncements

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements." SAB 101B, which was issued in June 2000, delayed the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. This SAB clarifies proper methods of revenue recognition given certain circumstances surrounding sales transactions. The Company adopted SAB 101 in its fourth fiscal quarter of 2001. As expected, the adoption of SAB 101 did not have a material impact on the Company's financial statements.

In 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was subsequently amended by SFAS No. 137 "Accounting for Derivative Financial Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133" and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 in fiscal 2001. Because the Company currently does not hold any derivative instruments, as expected, the adoption of SFAS No. 133 did not have a material impact on the Company's financial condition or results of operations.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS 141 establishes new standards for accounting and reporting requirements for business combinations and supersedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interest method is now prohibited. The statement applies to any business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later, modifies the criteria for recognizing intangible assets and expands disclosure requirements. The Company does not expect this statement to have a material impact on its financial statements.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 eliminates amortization of goodwill and intangible assets with indefinite lives and instead sets forth methods to periodically evaluate goodwill for impairment. SFAS No. 142 provides guidance for testing goodwill and intangible assets that will not be amortized for impairment. The amortization provisions of Statement 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt Statement 142 in their fiscal year beginning after December 15, 2001 (i.e., January 1, 2002 for calendar year companies). Early adoption is permitted for companies with fiscal years beginning after March 15, 2001 provided that their first quarter financial statements have not been issued. The Company is continuing to evaluate the impact of this statement on its financial statements.


ITEM 7A.  Qualitative and Quantitative Disclosures About Market Risk

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. Changes in these factors could cause fluctuations in the results of the Company's operations and cash flows. In the ordinary course of business, the Company is exposed to foreign currency and interest rate risks. These risks primarily relate to the sale of products and services to foreign customers and changes in interest rates on the Company's capital leases.

The Company currently has limited market risk sensitive instruments related to interest rates. The Company's capital leases obligations total $230,000 at June 30, 2001. The Company does not have significant exposure to changing interest rates on these capital leases because interest rates for the majority of the capital leases are fixed. The Company has not undertaken any additional actions to cover interest rate market risk and is not a party to any other interest rate market risk management activities. A hypothetical 10 percent change in market interest rates over the next year would not impact the Company's earnings or cash flows as the interest rates on the majority of the capital leases are fixed.

The Company does not purchase or hold any derivative financial instruments for trading purposes.

Although the Company's subsidiary enters into transactions in currencies other than its functional currency, foreign currency exposures arising from these transactions are not material to the Company. The primary foreign currency exposure arises from the remeasurement of the Company's net equity investment in its foreign subsidiary to U.S. dollars. The primary currency to which the Company is exposed is the German Deutsche Mark. The fair value of the Company's net foreign investments would not be materially affected by a 10 percent adverse change in foreign currency exchange rates from June 30, 2001 levels.

ITEM 8.  FINANCIAL STATEMENTS

                   Index to Consolidated Financial Statements
                   ------------------------------------------

                                                                           Page
                                                                           ----

Report of Independent Auditors......................................        25

Consolidated Balance Sheets as of June 30, 2001 and 2000............        26

Consolidated Statements of Income for fiscal years
 ended June 30, 2001, 2000, and 1999................................        27

Consolidated Statements of Cash Flows for fiscal years
 ended June 30, 2001, 2000, and 1999................................        28

Consolidated Statements of Shareholders' Equity for fiscal years
 ended June 30, 2001, 2000, and 1999................................        29

Notes to Consolidated Financial Statements..........................        30

                         Report of Independent Auditors

The Board of Directors and Shareholders
GENTNER COMMUNICATIONS CORPORATION

We  have  audited  the  accompanying  consolidated  balance  sheets  of  Gentner
Communications Corporation as of June 30, 2001 and 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gentner
Communications Corporation at June 30, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States.


/s/ Ernst & Young, L.L.P.

Salt Lake City, Utah
July 27, 2001


                       GENTNER COMMUNICATIONS CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                        June 30,
                                                               -------------------------
                                                                   2001         2000
                                                                   ----         ----
                                ASSETS

Current assets:
    Cash and cash equivalents ..............................   $ 6,852,243   $ 5,374,996
    Accounts receivable, less allowances of $436,000 in 2001
        and $302,000 in 2000 ...............................     7,212,970     4,153,677
    Note receivable - current portion ......................        71,423          --
    Inventory ..............................................     4,132,034     3,484,992
    Income tax receivable ..................................          --         987,912
    Deferred tax assets ....................................       247,402       136,000
    Prepaid expenses .......................................       779,648       678,744
                                                               -----------   -----------
        Total current assets ...............................    19,295,720    14,816,321

Property and equipment, net ................................     3,696,615     3,050,349
Goodwill, net ..............................................     2,633,732          --
Note receivable - long term portion ........................     1,716,477          --
Related party note receivable ..............................          --          52,488
Other intangible assets, net ...............................       181,722          --
Deposits and other assets ..................................        73,357         1,373
                                                               -----------   -----------

        Total assets .......................................   $27,597,623   $17,920,531
                                                               ===========   ===========


                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable .......................................   $   568,782   $   767,095
    Accrued compensation and other benefits ................       410,416       694,219
    Income tax payable .....................................       421,749          --
    Other accrued expenses .................................       719,112     1,045,607
    Current portion of capital lease obligations ...........       181,827       249,859
                                                               -----------   -----------
        Total current liabilities ..........................     2,301,886     2,756,780

Capital lease obligations ..................................        48,227       205,530
Deferred tax liabilities ...................................       746,000       205,000
                                                               -----------   -----------
        Total liabilities ..................................     3,096,113     3,167,310

Shareholders' equity:

    Common stock, 50,000,000 shares authorized, par value
      $.001, 8,617,978 and 8,427,145 shares issued and
      outstanding at June 30, 2001 and 2000, respectively ..         8,618         8,427
    Additional paid-in capital .............................     8,962,699     6,697,090
    Retained earnings ......................................    15,530,193     8,047,704
                                                               -----------   -----------
        Total shareholders' equity .........................    24,501,510    14,753,221
                                                               -----------   -----------

        Total liabilities and shareholders' equity .........   $27,597,623   $17,920,531
                                                               ===========   ===========



                             See accompanying notes


                       GENTNER COMMUNICATIONS CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                                                           Years ended June 30,
                                         -------------------------------------------------------------
                                             2001                  2000                 1999
                                             ----                  ----                 ----
Product sales..........................  $28,189,612  70.7%    $22,226,504 79.0%    $17,056,780  84.2%
Service sales..........................   11,688,793  29.3%      5,891,909 21.0%      3,211,322  15.8%
                                         -----------  ----     ----------- ----     -----------  ----
    Total net sales....................   39,878,405 100.0%     28,118,413100.0%     20,268,102 100.0%

Cost of goods sold - products..........   10,633,956  37.7%      8,033,867 36.1%      6,670,149  39.1%
Cost of goods sold - services..........    5,869,106  50.2%      2,974,456 50.5%      2,237,605  69.7%
                                         -----------  ----     ----------- ----     -----------  ----
    Total cost of goods sold...........   16,503,062  41.4%     11,008,323 39.2%      8,907,754  44.0%
                                         -----------  ----     ----------- ----     -----------  ----

Gross profit...........................   23,375,343  58.6%     17,110,090 60.8%     11,360,348  56.0%

Operating expenses:
    Marketing and selling..............    7,753,292  19.4%      6,165,917 21.9%      4,313,639  21.2%
    General and administrative.........    4,648,999  11.7%      3,132,125 11.1%      2,544,665  12.6%
    Product development................    2,502,169   6.3%      1,270,819  4.5%      1,194,686   5.9%
                                         -----------  ----     ----------- ----     -----------  ----
        Total operating expenses.......   14,904,460  37.4%     10,568,861 37.5%      8,052,990  39.7%
                                         -----------  ----     ----------- ----     -----------  ----

        Operating income...............    8,470,883  21.2%      6,541,229 23.3%      3,307,358  16.3%

Other income (expense):
    Interest income....................      397,438   1.0%        236,387  0.8%         91,411   0.5%
    Interest expense...................      (42,517) (0.1)%       (65,554)(0.2)%      (148,253) (0.7)%
    Other, net.........................       53,768   0.1%          8,503  0.0%        (21,270) (0.1)%
    Loss on foreign currency
     transactions......................      (35,542) (0.1)%          --    0.0%           --     0.0%
                                         -----------  ----     ----------- ----     -----------  ----
        Total other income (expense)...      373,147   0.9%        179,336  0.6%        (78,112) (0.3)%
                                         -----------  ----     ----------- ----     -----------  ----

Income from continuing operations
    before income taxes................    8,844,030  22.1%      6,720,565 23.9%      3,229,246  16.0%
Provision for income taxes.............    3,318,845   8.3%      2,418,823  8.6%      1,208,900   6.0%
                                         -----------  ----     ----------- ----     -----------  ----
    Income from continuing operations..   5,525,185   13.8%      4,301,742 15.3%      2,020,346  10.0%

Discontinued operations:
Income from discontinued operations,
    net of applicable taxes ($438,605
    in 2001, $253,778 in 2000 and
    $311,800 in 1999)..................      737,280               426,591              524,125
Gain on disposal of business segment,
    net of applicable taxes ($725,788
    in 2001)...........................    1,220,024                  --                   --
                                         -----------           -----------          -----------
Net income.............................  $ 7,482,489           $ 4,728,333          $ 2,544,471
                                         ===========           ===========          ===========

Basic earnings per common share
    from continuing operations.........  $      0.64           $      0.52          $      0.25
Diluted earnings per common share
    from continuing operations.........  $      0.61           $      0.49          $      0.24

Basic earnings per common share
    from discontinued operations.......  $      0.23           $      0.05          $      0.06
Diluted earnings per common shares
    from discontinued operations.......  $      0.22           $      0.05          $      0.06

Basic earnings per common share........  $      0.87           $      0.57          $      0.31
Diluted earnings per common share......  $      0.83           $      0.54          $      0.30


                             See accompanying notes


                       GENTNER COMMUNICATIONS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Years ended June 30,
                                                          -----------------------------------------
                                                              2001           2000           1999
                                                              ----           ----           ----
Cash flows from operating activities:
   Net income from continuing operations ..............   $ 5,525,185    $ 4,301,742    $ 2,020,346
   Adjustments to reconcile net income from
     continuing operations to net cash provided by
     continuing operating activities:
      Depreciation and amortization of property and
        equipment .....................................     1,044,878        751,202        659,074
      Amortization of other assets ....................       269,068         19,467         27,495
      Deferred income tax .............................       (81,402)       (33,000)       142,000
      Provision for bad debts .........................       575,909         74,863         17,733
      Gain on investments .............................        (4,442)        (7,771)        (5,783)
      Tax benefits from stock option exercises
         allocated to contributed capital .............       117,084      1,287,000        239,000
      Changes in operating assets and liabilities:
         Accounts receivable ..........................    (3,635,202)    (1,986,246)      (516,637)
         Inventory ....................................      (354,001)      (623,781)       248,233
         Income taxes .................................     1,194,873     (1,216,999)       182,305
         Other current assets .........................      (100,904)      (535,303)        31,226
         Accounts payable and other accrued expenses ..      (833,324)       448,011        707,810
                                                          -----------    -----------    -----------
           Net cash provided by continuing operating
             activities ...............................     3,717,722      2,479,185      3,752,802

Cash flows from investing activities:
   Purchases of property and equipment ................    (1,356,275)    (1,684,200)      (466,451)
   Purchase of business ...............................    (1,758,085)          --             --
   Decrease (increase) in deposits and other assets ...        (9,335)          --            1,753
                                                          -----------    -----------    -----------

           Net cash used in investing activities ......    (3,123,695)    (1,684,200)      (464,698)

Cash flows from financing activities:
   Proceeds from issuance of common stock .............        15,095         30,274          3,912
   Exercise of employee stock options .................       324,989        355,255        327,970
   Repurchase of common stock .........................      (191,381)          --             --
   Principal payments on capital lease obligations ....      (252,841)      (215,854)      (318,594)
   Principal payments on long-term debt ...............          --             --         (688,214)
                                                          -----------    -----------    -----------

           Net cash provided by (used in) financing
              activities ..............................      (104,138)       169,675       (674,926)
                                                          -----------    -----------    -----------

Net increase in cash from continuing operations .......       489,889        964,660      2,613,178
Net cash flow from discontinued operations ............       987,358        488,153        593,680
Cash at the beginning of the year .....................     5,374,996      3,922,183        715,325
                                                          -----------    -----------    -----------

Cash at the end of the year ...........................   $ 6,852,243    $ 5,374,996    $ 3,922,183
                                                          ===========    ===========    ===========

Supplemental disclosure of cash flow information:
   Property and equipment financed by capital leases...   $    27,507    $      --      $      --
   Income taxes paid, net .............................   $(2,575,481)   $(2,635,601)   $  (956,827)
   Interest paid ......................................   $   (42,517)   $   (65,554)   $  (150,072)
   Consideration paid in stock for purchase of
     business .........................................   $(2,000,013)   $      --      $      --


                             See accompanying notes


                       GENTNER COMMUNICATIONS CORPORATION

                 CONSOLDIATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                              Common Stock           Additional                     Total
                                        ------------------------      Paid-In        Retained   Shareholders'
                                          Shares        Amount        Capital        Earnings       Equity
                                          ------        ------        -------        --------       ------

Balances at June 30, 1998 .........     7,698,523    $     7,699    $ 4,454,407    $   774,900   $ 5,237,006

    Exercise of employee stock
      options .....................       429,702            430        327,540           --         327,970

    Issuance of common stock ......         1,466              1          3,911           --           3,912

    Tax benefits from stock option
      exercises allocated to
      contributed capital .........          --             --          239,000           --         239,000

    Net income ....................          --             --             --        2,544,471     2,544,471
                                        ---------    -----------    -----------    -----------   -----------

Balances at June 30, 1999 .........     8,129,691          8,130      5,024,858      3,319,371     8,352,359

    Exercise of employee stock
      options .....................       296,000            296        354,959           --         355,255

    Issuance of common stock ......         1,454              1         30,273           --          30,274

    Tax benefits from stock option
      exercises allocated to
      contributed capital .........          --             --        1,287,000           --       1,287,000

    Net income ....................          --             --             --        4,728,333     4,728,333
                                        ---------    -----------    -----------    -----------   -----------

Balances at June 30, 2000 .........     8,427,145          8,427      6,697,090      8,047,704    14,753,221

    Exercise of employee stock
      options .....................        75,125             75        324,914           --         324,989

    Issuance of common stock ......         1,137              1         15,094           --          15,095

    Tax benefits from stock option
      exercises allocated to
      contributed capital .........          --             --          117,084           --         117,084

    Consideration paid in stock for
      the purchase of business ....       129,871            130      1,999,883           --       2,000,013

    Repurchase and retirement of
      common stock by the Company .       (15,300)           (15)      (191,366)          --        (191,381)

    Net income ....................          --             --             --        7,482,489     7,482,489
                                        ---------    -----------    -----------    -----------   -----------

Balances at June 30, 2001 .........     8,617,978    $     8,618    $ 8,962,699    $15,530,193   $24,501,510
                                        =========    ===========    ===========    ===========   ===========


                             See accompanying notes

                       GENTNER COMMUNICATIONS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

During October 2000, the Company established Gentner Communications EuMEA GmbH, a wholly owned subsidiary headquartered in Nuremberg, Germany. The subsidiary began operations during December 2000. Gentner EuMEA focuses on distribution, technical support, and training in Europe, the Middle East and northern Africa.

The Company is now providing consolidated financial statements that include Gentner EuMEA. This practice commenced in the second quarter of fiscal 2001. All intercompany transactions have been eliminated in consolidation.

Summary of Significant Accounting Policies

Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventory - Inventories are stated at the lower of cost (first-in, first-out) or market.

Shipping and Handling Costs - Shipping and handling costs are expensed as incurred and included in cost of sales.

Revenue Recognition - Revenue from product sales is recognized at the time product is shipped. Revenue from service sales is recognized at the time the service is rendered. The Company records reserves for sales returns and uncollectible accounts, at the time the product is shipped or service is rendered. Historically, the Company's estimate of sales returns and uncollectible accounts has not materially varied from actual results.

Foreign Currency Translation - The functional currency of the Company's foreign subsidiary is the U.S. dollar. Accordingly, the results of operations of the Company's foreign subsidiary, which are recorded by the subsidiary in German Deutsche Marks, are remeasured into the U.S. dollar using average exchange rates during the year, while the assets, liabilities and equity accounts are remeasured using period end exchange rates and historical rates, as appropriate. The impact of this remeasurement is recorded in earnings.

Property and Equipment - Property and equipment are stated at cost. Depreciation and amortization are provided over the estimated useful lives of the respective assets using the straight-line method. Repairs and maintenance costs are expensed as incurred.

Long-Lived Assets - The Company regularly evaluates the carrying amounts of long-lived assets, including goodwill and other intangible assets, as well as the related amortization periods, to determine whether adjustments to these amounts or to the useful lives are required based on current circumstances or events. The evaluation, which involves significant management judgment, is based on various analyses including cash flow and profitability projections. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of the related long-lived assets, the carrying amount of the underlying assets will be reduced, with the reduction charged to expense, so that the carrying amount is equal to fair value, primarily determined based upon future discounted cash flows. No impairment of the Company's long-lived assets has been indicated to date.

Goodwill and Other Intangible Assets - Other intangible assets consist principally of purchased technology, value assigned to a non-compete agreement and certain other intangible assets. The Company amortizes goodwill, purchased technology and other intangible assets on a straight-line basis over periods ranging from three to fifteen years. Accumulated amortization was $515,285 and $246,217 at June 30, 2001 and 2000, respectively. The Company performs an evaluation of other assets on a periodic basis to determine that the recorded costs are not in excess of their net realizable value.

Earnings per Share - The following table sets forth the computation of basic and diluted net income per share:

                                                               Year Ended June 30,
                                                     -----------------------------------
                                                        2001        2000         1999
                                                        ----        ----         ----
Numerator:
    Income from continuing operations..........      $5,525,185  $4,301,742   $2,020,346
    Income from discontinued operations........         737,280     426,591      524,125
    Gain on disposal of business segment.......       1,220,024        --           --
                                                     ----------  ----------   ----------
    Net income.................................      $7,482,489  $4,728,333   $2,544,471
                                                     ==========  ==========   ==========

Denominator for basic net income per
  share - weighted average shares:.............       8,593,510   8,269,941    8,080,536
Dilutive common stock equivalents using treasury
  stock method:................................         422,134     470,268      388,348
                                                     ----------  ----------   ----------
Denominator for diluted net income per share -
   weighted average shares:....................       9,015,644   8,740,209    8,468,884
                                                      =========   =========    =========

Basic net income per share:
    Continuing operations......................      $    0.64   $     0.52   $     0.25
    Discontinued operations....................           0.23         0.05         0.06
                                                     ----------  ----------   ----------
Basic net income per share.....................      $    0.87   $     0.57   $     0.31
                                                     =========   ==========   =========
Diluted net income per share:
    Continuing operations......................      $    0.61   $     0.49   $     0.24
    Discontinued operations....................           0.22         0.05         0.06
                                                     ----------  ----------   ----------
Diluted net income per share...................      $    0.83   $     0.54   $     0.30
                                                     =========   ==========   =========

Options to purchase 663,250, 523,500 and 45,000 shares of common stock were outstanding as of June 30, 2001, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share as the effect would be antidilutive.

Research and Product Development Costs - Research and product development costs are expensed as incurred.

Income Taxes - The Company provides for income taxes based on the asset and liability method required by SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method, deferred tax assets and deferred tax liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and deferred tax liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and deferred tax liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and these accompanying notes. Actual results could differ from those estimates.

Stock-Based Compensation - Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) defines a fair value-based method of accounting for and measuring compensation expense related to stock-based compensation plans and encourages adoption of the standard. However, the Statement allows entities to continue to measure compensation expense for stock-based plans using the intrinsic value-based method prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". The Company has elected to continue to account for stock-based compensation plans using the provisions of APB Opinion No. 25. Pro forma footnote disclosure of net income has been made as if the fair value based method of accounting defined in the Statement had been applied.

Advertising   Expenses  -   Advertising   expenses  are  expensed  as  incurred.
Advertising expense for fiscal years 2001, 2000 and 1999 totaled $357,700, $186,400 and $475,800, respectively.

New Accounting Pronouncements - In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements." SAB 101B, which was issued in June 2000, delayed the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. This SAB clarifies proper methods of revenue recognition given certain circumstances surrounding sales transactions. The Company adopted SAB 101 in its fourth fiscal quarter of 2001. As expected, the adoption of SAB 101 did not have a material impact on the Company's financial statements.

In 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was subsequently amended by SFAS No. 137 "Accounting for Derivative Financial Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133" and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 in fiscal 2001. Because the Company currently does not hold any derivative instruments, as expected, the adoption of SFAS No. 133 did not have a material impact on the Company's financial condition or results of operations.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS 141 establishes new standards for accounting and reporting requirements for business combinations and supersedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interest method is now prohibited. The statement applies to any business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later, modifies the criteria for recognizing intangible assets and expands disclosure requirements. The Company does not expect this statement to have a material impact on its financial statements.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 eliminates amortization of goodwill and intangible assets with indefinite lives and instead sets forth methods to periodically evaluate goodwill for impairment. SFAS No. 142 provides guidance for testing goodwill and intangible assets that will not be amortized for impairment. The amortization provisions of Statement 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt Statement 142 in their fiscal year beginning after December 15, 2001 (i.e., January 1, 2002 for calendar year companies). Early adoption is permitted for companies with fiscal years beginning after March 15, 2001 provided that their first quarter financial statements have not been issued. The Company is continuing to evaluate the impact of this statement on its financial statements.

Reclassification - Certain amounts reported in prior year financial statements have been reclassified to conform with current year presentations.

2.      Discontinued Operations

On April 12, 2001, the Company sold the assets of the remote control portion of the RFM/Broadcast division to Burk Technology, Inc. of Littleton, MA ("Burk"). Burk is a privately-held developer and manufacturer of broadcast facility control systems products. The Company retained the accounts payable of the remote control portion of the RFM/Broadcast division. Burk assumed obligations for (i) unfilled customer orders, and (ii) satisfying warranty obligations to both existing customers of the Company, and for inventory sold to Burk.

The assets of the remote control portion of the RFM/Broadcast division were sold to Burk for $3.2 million, including $750,000 in cash at closing, and $1.75 million in the form of a seven (7) year promissory note, with interest at the rate of nine percent (9%), secured by a subordinate security interest in the personal property of Burk. The gain associated with the note receivable is recognizable for book purposes but not for tax purposes until cash is received. As such, the Company has established a deferred tax liability for $511,000 in connection with this deferred gain. In addition, up to $700,000 more is payable by Burk as a commission over a period of up to seven years. The commission is based upon future net sales of Burk over base sales established within the agreement. This amount will be recognized as received. The Company retained remote control related inventory in the amount of $70,000 and zero liabilities at June 30, 2001. The Company realized a gain on the sale of $1,220,024, net of applicable income taxes of $725,788.

Summary operating results of the discontinued operations are as follows:

                                                               Year Ended June 30,
                                                     -----------------------------------
                                                          2001        2000         1999
                                                          ----        ----         ----

    Net sales..................................      $2,369,054  $2,753,529   $2,722,224
    Cost of goods sold.........................         806,581     924,488      969,933
    Marketing and selling......................        281,852      597,835      616,101
    Product development........................         104,736     550,837      300,265
                                                     ----------  ----------   ----------
    Income before income taxes.................       1,175,885     680,369      835,925
    Provision for income taxes.................       (438,605)    (253,778)    (311,800)
    Gain on disposal of business segment,
      net of taxes.............................       1,220,024        --           --
                                                     ----------  ----------   ----------
    Net income from discontinued operations....      $1,957,304  $  426,591   $  524,125
                                                     ==========  ==========   ==========

    Basic earnings per share from
      discontinued operations..................      $    0.23   $     0.05   $     0.06
    Diluted earnings per share from
      discontinued operations..................      $    0.22   $     0.05   $     0.06


3.      Comprehensive Income

As of July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive income for the years ended June 30, 2001, 2000, and 1999 was equal to net income.

4.      Significant Customer

For the periods ended June 30, 2001, 2000, and 1999, the Company did not have sales to any customer that equaled or exceeded ten percent of net revenue.

5.      Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and payable, the Company's line of credit and accrued liabilities all approximate fair value due to the short-term maturities of these assets and liabilities. The carrying values of virtually all long-term notes payable and capital leases also approximate fair value because applicable interest rates either fluctuate based on market conditions or approximate the Company's current borrowing rate.

The carrying value of the note receivable approximates fair value because the fixed rate on the note receivable approximates a market rate of interest.

6.      Inventory

Inventory is summarized as follows:
                                                   June 30,
                                         -------------------------
                                              2001          2000
                                              ----          ----

Raw materials                            $ 2,500,098   $ 1,559,210
Work in progress                             195,149       437,112
Finished goods                             1,436,787     1,488,670
                                         -----------   -----------
   Total inventory                       $ 4,132,034   $ 3,484,992
                                         ===========   ===========

Total inventory is net of a reserve for obsolete and slow-moving inventory of $226,000 and $94,000 at June 30, 2001 and 2000, respectively.

7.      Property and Equipment

Major classifications of property and equipment and estimated useful lives are as follows:

                                                               June 30,
                                                     -------------------------
                                                           2001         2000
                                                           ----         ----

Office furniture and equipment - 5 to 10 years...... $ 4,541,371   $ 3,476,023
Manufacturing and test equipment - 5 to 10 years....   2,304,680     1,959,630
Telephone bridging equipment - 10 years.............     857,450       678,490
Vehicles - 3 to 5 years.............................        --          22,318
                                                     -----------   -----------
                                                       7,703,501     6,136,461
Accumulated depreciation and amortization...........  (4,006,886)   (3,086,112)
                                                     -----------   -----------
   Net property and equipment....................... $ 3,696,615   $ 3,050,349
                                                     ===========   ===========

8.      Line of Credit

The Company maintains a revolving line of credit (no outstanding balance on $5.0 million available at June 30, 2001 and 2000) with a commercial bank that expires December 22, 2001 and which the Company anticipates renewing beyond that date. The line of credit is secured by the Company's accounts receivable and inventory. The interest rate on the line of credit is a variable interest rate (250 basis points over the London Interbank Offered Rate (LIBOR) or prime less 0.25%, whichever the Company chooses). The borrowing rate was 6.44% as of June 30, 2001. The weighted average interest rate for the years ended June 30, 2001, 2000 and 1999, respectively, was 8.14%, 7.58% and 8.1%. The terms of the line of credit prohibit the payment of dividends and require the Company to maintain other defined financial ratios and restrictive covenants. The Company was in compliance with all such covenants at June 30, 2001 and 2000. No compensating balance arrangements are required.

9.      Leases

The Company has entered into capital leases with finance companies to finance the purchase of certain furniture and equipment. Property and equipment under capital leases are as follows:
                                                              June 30,
                                                     -------------------------
                                                         2001          2000
                                                         ----          ----

Office furniture and equipment...................... $   936,819   $   495,528
Manufacturing and test equipment....................     478,598       478,599
Telephone bridging equipment........................     284,296       296,117
Vehicles............................................        --          22,318
                                                     -----------   -----------
                                                       1,699,713     1,292,562
Accumulated depreciation and amortization...........  (1,018,919)     (956,811)
                                                     -----------   -----------
   Net property and equipment under capital leases.. $   680,794   $   335,751
                                                     ===========   ===========

Amortization expense for assets recorded under capital leases is included with depreciation expense.

Future minimum lease payments under capital leases and noncancelable operating leases with initial terms of one year or more are as follows:
                                                        Capital     Operating
                                                        -------     ---------
For years ending June 30:
   2002............................................. $   208,763   $ 1,243,759
   2003.............................................      36,641     1,036,557
   2004.............................................       7,316       590,425
   2005.............................................       7,316       410,058
   2006.............................................       2,439       418,604
   Thereafter.......................................        --         139,535
                                                     -----------   -----------
      Total minimum lease payments..................     262,475   $ 3,838,938
                                                     -----------   ===========
Less use taxes......................................     (15,672)
                                                     -----------
      Net minimum lease payments....................     246,803
Less amount representing interest...................     (16,749)
                                                     -----------
      Present value of net minimum lease payments...     230,054
Less current portion................................    (181,827)
                                                     -----------
      Capital lease obligation......................$     48,227
                                                    ============

Certain operating leases contain escalation clauses based on the consumer price index. Rental expense, which was composed of minimum rentals under operating lease obligations, was $1,052,293, $664,026 and $511,836 for the years ended June 30, 2001, 2000 and 1999, respectively. The Company's operating lease on its facility, which expires 2006, provides for renewal options extending the terms an additional ten years. Rates charged would be at prevailing market rates at the time of renewal.

10.     Royalty Agreements

The Company was a general partner in two limited partnerships, Gentner Research Ltd. ("GRL") and Gentner Research II, Ltd. ("GR2L"), both related parties. GRL sold the proprietary interest in a remote control product line to the Company in exchange for royalty agreements in 1987 and 1988. Royalty expense under the agreements with GRL for the years ended June 30, 2001, 2000 and 1999, was $3,600, $16,000 and $39,900, respectively. GRL was dissolved on February 20, 2001 after consent to dissolution and liquidation was received by a majority of the partners of GRL. The product line, which incorporated the proprietary interest, was deemed no longer integral to the product segment of the Company's business.

In fiscal 1997, GR2L sold the proprietary interest in a new remote control product to the Company in exchange for a royalty agreement. Royalty expense for sales of remote control product under this agreement with GR2L for the years ended June 30, 2001, 2000 and 1999 was $90,793, $106,084 and $82,989,
respectively. As of June 30, 2001, 2000 and 1999, GR2L owed the Company $0, $52,488 and $98,633, respectively, which was in the form of a note receivable from the partnership to the Company. The terms of the note were such that 50% of all the royalty proceeds were applied to the payment of the note's principal and interest first. The note was payable in full on April 30, 2001, and the interest rate on the note was equal to the Company's cost of short term funds. The note was repaid and GR2L was dissolved on May 21, 2001 after the completion of the sale of the remote control portion of the RFM/Broadcast division to Burk Technology. The Company paid $178,516 to GR2L in 2001, representing its royalty on the gain on the sale of the remote control product line. This amount is included in the determination of gain on sale in the statement of income.

11.     Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                       2001         2000
                                                                       ----         ----
Deferred tax liabilities:
   Deferred tax gain on disposal of discontinued operations..... $   511,000   $      --
   Tax over book depreciation of fixed assets...................     278,000       225,000
                                                                 -----------   -----------
Total deferred tax liabilities..................................     789,000       225,000

Deferred tax assets:
   Book over tax amortization of intangibles....................      43,000        20,000
   Accounts receivable and other related reserves...............     110,000        87,000
   Inventory reserves...........................................      49,000        35,000
   Other accruals...............................................      88,402        14,000
                                                                 -----------   -----------
Total deferred tax assets.......................................     290,402       156,000
                                                                 -----------   -----------
      Net deferred tax liabilities.............................. $  (498,598)  $   (69,000)
                                                                 ===========   ===========

The classification of these deferred tax assets and liabilities on the balance sheets as of June 30 are as follows:

                                                                       2001         2000
                                                                       ----         ----

Net current deferred tax assets................................. $   247,402   $   136,000
Net non-current deferred tax liabilities........................     746,000       205,000
                                                                 -----------   -----------
Net deferred tax liabilities.................................... $  (498,598)  $   (69,000)
                                                                 ===========   ===========

As discussed in Note 2, the deferred tax liability related to the deferred tax gain on disposal of discontinued operations relates solely to the note receivable issued in conjunction with the disposal of a business segment as does the related deferred tax expense.

Income taxes on income from continuing operations for the years ending June 30 consist of the following:

                                                         2001         2000          1999
                                                         ----         ----          ----
Current:
   Federal......................................... $ 2,771,400  $   998,220   $   695,183
   State...........................................     444,080      166,603       132,717
   Foreign.........................................      67,683         --            --
   Tax benefits allocated to contributed capital...     117,084    1,287,000       239,000
                                                    -----------  -----------   -----------
Total current......................................   3,400,247    2,451,823     1,066,900

Deferred:
   Federal.........................................     (69,000)     (30,000)      128,000
   State...........................................     (11,000)      (3,000)       14,000
   Foreign.........................................      (1,402)        --            --
                                                    -----------  -----------   -----------
Total deferred.....................................     (81,402)     (33,000)      142,000
                                                    -----------  -----------   -----------
                                                    $ 3,318,845  $ 2,418,823   $ 1,208,900
                                                    ===========  ===========   ===========

The reconciliation of the consolidated provision for income taxes to amounts determined by applying the prevailing U.S. federal statutory tax rates to pre-tax income from continuing operations is as follows for the year ended June 30:

                                                         2001         2000          1999
                                                         ----         ----          ----

Tax at federal statutory rate......................      34.0%        34.0%         34.0%
 Increase (reduction) in computed tax rate
  resulting from:
   State income taxes, net of federal effect.......       3.3          3.3           3.3
   Change in valuation allowance...................       -            -            (3.9)
   Nondeductible entertainment expenses and life
      insurance premiums...........................       0.1          0.3           0.1
   Other...........................................       0.1         (1.6)          3.9
                                                         ----         ----          ----
                                                         37.5%        36.0%         37.4%
                                                         ====         ====          ====

12.      Stock Options

The Company's 1990 Incentive Plan ("1990 Plan") has shares of common stock available for issuance to employees and directors. Provisions of the 1990 Plan include the granting of stock options. Generally, stock options vest over a five year period at 10%, 15%, 20%, 25% and 30% per year over years one through five. Certain other stock options vest in full after eight years (2004). Under the 1990 Plan, there are 200,000 shares available under options still outstanding. The Company also has a 1998 Stock Option Plan ("1998 Plan"). Provisions of the 1998 Plan include the granting of stock options. Certain options granted through December 1999 will vest based on earnings per share goals through 2003 but cliff vest after 9.75 years if earnings per share goals are not met. Options granted subsequent to December 1999 will vest based on earnings per share goals through 2005 but cliff vest after six years if earnings per share goals are not met. Under the 1998 Plan, there are 1,700,000 shares available. The 1998 Plan expires June 10, 2008, or when all the shares available under the plan have been issued. Information for the fiscal years 1999 through 2001 with respect to the Plans is as follows:

                                                                     Weighted
                                                     Number of        Average
Stock Options                                         Shares      Exercise Price
-------------                                         ------      --------------

Outstanding at June 30, 1998                        1,853,000        $  1.61
    Options granted                                   100,000           3.38
    Options expired and canceled                     (115,250)          2.25
    Options exercised                                (429,702)          0.75
                                                    ---------

Outstanding at June 30, 1999                        1,408,048           1.94
    Options granted                                   744,500          13.57
    Options expired and canceled                     (348,000)          5.43
    Options exercised                                (296,000)          1.22
                                                    ---------

Outstanding at June 30, 2000                        1,508,548          12.89
    Options granted                                   500,500          12.73
    Options expired and canceled                     (183,125)         10.81
    Options exercised                                 (75,125)          4.33
                                                    ---------

Outstanding at June 30, 2001                        1,750,798        $  8.37
                                                    =========

The following table summarizes information about stock options outstanding at June 30, 2001 under the Plans:

                                        Options Outstanding          Options Exercisable
                                        -------------------          -------------------

                                      Weighted                                    Weighted
                        Options        Average      Weighted        Options       Average
         Exercise   Outstanding at   Contractual     Average     Exercisable at   Exercise
        Price Range  June 30, 2001 Remaining Life Exercise Price  June 30, 2001     Price
        -----------  ------------- -------------- --------------  -------------     -----

      $0.72 to $1.96    331,548       2.8 years       $0.78          252,798        $0.77
      $1.97 to $3.92    432,000       6.9 years       $2.66          246,000        $2.66
      $3.93 to $5.88     20,000       7.8 years       $3.94            8,000        $3.94
      $5.89 to $9.81     27,500       8.3 years       $9.69           13,250        $9.69
      $9.82 to $11.77    94,000       9.6 years      $10.64           10,800       $10.44
     $11.78 to $13.73   211,500       9.3 years      $12.52           36,500       $12.40
     $13.74 to $15.70   633,750       8.9 years      $14.58          163,196       $14.42
     $15.71 to $19.63       500       8.7 years      $19.63              125       $19.63
                      ---------                                      -------
Total                 1,750,798                                      730,669
                      =========                                      =======

There were 398,875 options available for future grant at June 30, 2001. However, 251,250 of the options available are from the 1990 plan which, under the terms of the 1998 plan are no longer issuable. The following are the options exercisable at the corresponding weighted average exercise price at June 30, 2001, 2000 and 1999, respectively: 730,669 at $5.38; 304,798 at $1.45 and
341,548 at $0.82.

On May 12, 1999 the Company registered with the Securities and Exchange Commission all shares of common stock previously issued or issuable under the 1998 Plan.

The Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its option plans. No compensation expense has been recognized for options granted under the stock option plans because the exercise price of the options equals the market price of the underlying stock on the date of the grant. If compensation expense for the Company's stock-based compensation plan had been determined consistent with SFAS 123 "Accounting and Disclosure of Stock-based Compensation," the Company's net income and diluted earnings per share would have been the pro forma amount indicated below:

                                           Fiscal Year  Fiscal Year  Fiscal Year
                                               2001         2000         1999
                                               ----         ----         ----
 Net Income
        As Reported                         $7,482,489   $4,728,333   $2,544,471
            diluted earnings per share      $     0.83   $     0.54   $     0.30
        Pro Forma                           $4,879,869   $1,788,567   $1,865,777
            diluted earnings per share      $     0.54   $     0.22   $     0.22

The pro forma results above are not likely to be representative of the effects of applying SFAS 123 on reported net income for future years as these amounts only reflect the expense from three years.

The weighted average fair value as defined by SFAS 123 of each option granted in fiscal 2001, 2000 and 1999 is estimated as $12.73, $8.83 and $1.97, respectively, on the date of grant using the Black-Scholes model with the following weighted average assumptions: expected dividend yield, 0%; risk-free interest rate, 4.85%; expected price volatility, 82.75%; and expected life of options, 6.25 years.

13.     International Sales

The Company provides products to the international professional communications market. These products are designed, manufactured, distributed from, and serviced at the Company's facilities in Salt Lake City, Utah. During October 2000, Gentner established Gentner Communications EuMEA GmbH, a wholly owned subsidiary that began operations during December 2000. Gentner EuMEA focuses on distribution, technical support and training to Europe, the Middle East and northern Africa. The Company also uses either master distributors or international dealers to facilitate its international sales. Currently, the Company's products are distributed to at least 70 different countries.

The Company ships products to unaffiliated distributors in worldwide markets. In fiscal 2001, 2000 and 1999, such international sales were $5,100,100, $3,512,600 and $2,508,400, respectively, and accounted for 13%, 12% and 12% of total sales from continuing operations. During those years, the Company shipped the following amounts to the following areas: Canada - $1,221,500, $1,040,600 and $1,040,900; EuMEA - $2,063,200, $1,120,900 and $663,100; Asia - $884,100,
$718,600 and $331,000;  Latin America - $199,600,  $118,800 and $145,700;  Other
Areas - $731,700, $513,800 and $327,600.

14.     Retirement Savings and Profit Sharing Plan

The Company has a 401(k) retirement savings and profit sharing plan to which it makes discretionary matching contributions, as authorized by the Board of Directors. All full-time employees who are at least 21 years of age and have a minimum of six months of service with the Company at the plan date are eligible to participate in the plan. Matching contributions, if made, are based upon amounts participating employees contribute to the plan. The Company's retirement plan contribution expense for the 2001, 2000 and 1999 fiscal years totaled $66,000, $96,000 and $69,000, respectively.

15.     Segment Reporting

As a result of the sale of the remote control product line, the Company has changed how it evaluates its operations internally, resulting in a change in its reported segments from its Form 10-KSB for fiscal year 2000. Subsequent to the disposal, the Company operates in two different segments - Products and
Services. The Products segment includes products for conferencing, sound reinforcement, broadcast telephone interface and assistive listening applications. The Services segment includes operator-assisted conferencing; on-demand, reservationless conference calling; Webconferencing, and audio and video streaming. Information for the prior years has been restated to conform to this new method of evaluating segments and to show continuing and discontinued operations.

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

The following table summarizes the segment information:

                                                                                     Company
                                                                                     -------
                                                 Products          Services           Totals
                                                 --------          --------           ------

Year Ended June 30, 2001:
------------------------
Net sales                                      $28,189,612       $11,688,793      $ 39,878,405
Cost of goods sold                              10,633,956         5,869,106        16,503,062
                                                ----------         ---------        ----------
Gross profit                                    17,555,656         5,819,687        23,375,343

Marketing and selling                            5,302,634         2,450,658         7,753,292
General and administrative                                                           4,648,999
Product development                              2,502,169                           2,502,169
                                                                                   -----------
Total operating expenses                                                            14,904,460

Operating income                                                                     8,470,883
Other income (expense)                                                                 373,147
                                                                                    ----------
Income from continuing operations
    before income taxes                                                              8,844,030
Provision for income taxes                                                          (3,318,845)
                                                                                   ----------
Income from continuing operations                                                    5,525,185

Income from discontinued operations,
   net of applicable taxes of $438,065                                                 737,280
Gain on disposal of business segment,
   net of applicable taxes of $725,788                                               1,220,024
                                                                                   -----------

Net income                                                                        $  7,482,489
                                                                                  ============






Year Ended June 30, 2000:
------------------------
Net sales                                      $22,226,504       $ 5,891,909      $ 28,118,413
Cost of goods sold                               8,033,867         2,974,456        11,008,323
                                               -----------         ---------        ----------
Gross profit                                    14,192,637         2,917,453        17,110,090

Marketing and selling                            4,432,756         1,733,161         6,165,917
General and administrative                                                           3,132,125
Product development                              1,270,819                           1,270,819
                                                                                   -----------
Total operating expenses                                                            10,568,861

Operating income                                                                     6,541,229
Other income (expense)                                                                 179,336
                                                                                       -------
Income from continuing operations
   before income taxes                                                               6,720,565
Provision for income taxes                                                          (2,418,823)
                                                                                   ----------
Income from continuing operations                                                    4,301,742

Income from discontinued operations,
   net of applicable taxes of $253,778                                                 426,591
                                                                                  ------------

Net income                                                                        $  4,728,333
                                                                                  ============

Year Ended June 30, 1999:
------------------------
Net sales                                      $17,056,780       $ 3,211,322      $ 20,268,102
Cost of goods sold                               6,670,149         2,237,605         8,907,754
                                                 ---------         ---------       -----------
Gross profit                                    10,386,631           973,717        11,360,348

Marketing and selling                            3,337,424           976,215         4,313,639
General and administrative                                                           2,544,665
Product development                              1,194,686                           1,194,686
                                                                                   -----------
Total operating expenses                                                             8,052,990

Operating income                                                                     3,307,358
Other income (expense)                                                                 (78,112)
                                                                                      -------
Income from continuing operations
   before income taxes                                                               3,229,246
Provision for income taxes                                                          (1,208,900)
                                                                                   ----------
Income from continuing operations                                                    2,020,346

Income from discontinued operations,
   net of applicable taxes of $311,800                                                 524,125
                                                                                  ------------

Net income                                                                        $  2,544,471
                                                                                  ============

16.     Purchase of Business

In May 2000, the Company entered into an agreement to purchase substantially all of the assets of ClearOne, Inc. ("ClearOne") for $3.4 million plus approximately $300,000 in inventory, with a combination of cash and restricted stock. Under the terms of the agreement, the Company issued 129,871 shares of common stock valued at $15.40 and cash of $1,758,085. Goodwill resulting from the difference between the purchase price plus acquisition costs and the net assets acquired, including a non-compete agreement of $240,000, totaled approximately $2.8 million and is being amortized on a straight-line basis over fifteen years. ClearOne was a privately held developer and manufacturer of multimedia group communications products. On July 5, 2000, the acquisition was consummated and was accounted for under the purchase method of accounting. Operations since that date are included in the consolidated statement of income for the year ended June 30, 2001.

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

                                                                                  Fiscal year ended
                                                                                      June 30,
                                                                                      --------
                                                                                 2001          2000
                                                                                 ----          ----

    Net revenue............................................................. $39,878,405  $28,617,198
                                                                             ===========  ===========
    Income from continuing operations.......................................  5,525,185    3,706,539
    Income from discontinued operations.....................................    737,280      426,951
    Gain on disposal of business segment....................................   1,220,024        --
                                                                             -----------  -----------
    Net income.............................................................. $7,482,489   $ 4,133,490
                                                                             ==========   ===========

    Net income per share from continuing operations - basic................. $  0.64      $   0.45
    Net income per share from discontinued operations - basic...............    0.23          0.05
                                                                                ----          ----
    Net income per share - basic ........................................... $  0.87      $   0.50
                                                                                ====          ====

    Net income per share from continuing operations - diluted............... $  0.61      $   0.42
    Net income per share from discontinued operations - diluted.............    0.22          0.05
                                                                                ----          ----
    Net income per share - diluted.......................................... $  0.83      $   0.47
                                                                                ====          ====

17.     Quarterly Results of Operations (Unaudited)

A summary of unaudited quarterly results of operations restated for discontinued operations follows:

                                                                       Fiscal 2001 Quarters Ended
                                                                       --------------------------
                                                          Sept. 30       Dec. 31        Mar. 31        June 30
                                                          --------       -------        -------        -------

Net sales ...........................................   $ 9,332,996    $ 9,680,383    $10,212,333    $10,652,693
Cost of goods sold ..................................    (3,765,553)    (3,971,158)    (4,327,987)    (4,438,364)
Operating expenses ..................................    (3,488,055)    (3,873,064)    (3,786,278)    (3,757,063)
Other income and expenses ...........................        64,079        118,727         69,277        121,064
                                                        -----------    -----------    -----------    -----------
Income from continuing operations before income taxes     2,143,467      1,954,888      2,167,345      2,578,330
Provision for income taxes ..........................      (799,513)      (752,477)      (808,313)      (958,542)
                                                        -----------    -----------    -----------    -----------
Income from continuing operations ...................     1,343,954      1,202,411      1,359,032      1,619,788
Income (loss) from discontinued operations ..........       185,724        337,451        241,981        (27,876)
Gain on disposal of business segment ................          --             --             --        1,220,024
                                                        -----------    -----------    -----------    -----------
Net income ..........................................   $ 1,529,678    $ 1,539,862    $ 1,601,013    $ 2,811,936
                                                        ===========    ===========    ===========    ===========

Basic earnings per share:
    Continuing operations ...........................   $      0.16    $      0.14    $      0.16    $      0.19
    Discontinued operations .........................          0.02           0.04           0.03           0.14
                                                        -----------    -----------    -----------    -----------
    Basic earnings per share ........................   $      0.18    $      0.18    $      0.19    $      0.33
                                                        ===========    ===========    ===========    ===========
Diluted earnings per share:
    Continuing operations ...........................   $      0.15    $      0.13    $      0.15    $      0.18
    Discontinued operations .........................          0.02           0.04           0.03           0.13
                                                        -----------    -----------    -----------    -----------
    Diluted earnings per share ......................   $      0.17    $      0.17    $      0.18    $      0.31
                                                        ===========    ===========    ===========    ===========


                                                                  Fiscal 2000 Quarters Ended
                                                                  --------------------------
                                                     Sept. 30       Dec. 31        Mar. 31        June 30
                                                     --------       -------        -------        -------

Net sales .....................................   $ 6,196,827    $ 6,868,553    $ 7,097,675    $ 7,955,358
Cost of goods sold ............................    (2,414,831)    (2,753,666)    (2,668,379)    (3,171,447)
Operating expenses ............................    (2,362,839)    (2,463,147)    (2,763,369)    (2,979,506)
Other income and expenses .....................        31,933         31,776         41,090         74,537
                                                  -----------    -----------    -----------    -----------
Income from continuing operations before income
  taxes .......................................     1,451,090      1,683,516      1,707,017      1,878,942
Provision for income taxes ....................      (540,175)      (628,145)      (637,286)      (613,217)
                                                  -----------    -----------    -----------    -----------
Income from continuing operations .............       910,915      1,055,371      1,069,731      1,265,725
Income (loss) from discontinued operations ....       169,481         (3,605)       170,524         90,191
                                                  -----------    -----------    -----------    -----------
Net income ....................................   $ 1,080,396    $ 1,051,766    $ 1,240,255    $ 1,355,916
                                                  ===========    ===========    ===========    ===========

Basic earnings (loss) per share:
    Continuing operations .....................   $      0.11    $      0.13    $      0.13    $      0.15
    Discontinued operations ...................          0.02          (0.00)          0.02           0.01
                                                  -----------    -----------    -----------    -----------
    Basic earnings per share ..................   $      0.13    $      0.13    $      0.15    $      0.16
                                                  ===========    ===========    ===========    ===========
Diluted earnings (loss) per share:
    Continuing operations .....................   $      0.10    $      0.12    $      0.12    $      0.14
    Discontinued operations ...................          0.02          (0.00)          0.02           0.01
                                                  -----------    -----------    -----------    -----------
    Diluted earnings per share ................   $      0.12    $      0.12    $      0.14    $      0.15
                                                  ===========    ===========    ===========    ===========

18.    Stock Repurchase Program

During April 2001, the Company announced that its board of directors had approved a stock repurchase program to purchase up to 500,000 shares of the Company's common stock over the next six months on the open market or in private transactions. During the fourth quarter of fiscal year 2001, the Company repurchased 15,300 shares on the open market and subsequently retired those shares.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None exist.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive Officers

Directors
---------

The following individuals are currently directors of the Company:

                                                                   Director
             Name                Age      Principal Occupation       Since
             ----                ---      --------------------       -----

      Edward Dallin Bagley        63      Attorney                    1994

      Brad R. Baldwin             46      Attorney and Commercial     1988
                                          Real Estate Agent

      Frances M. Flood            45      Chairman of the Board of    1998
                                          Directors, Chief
                                          Executive Officer and
                                          President of the Company

      Harry Spielberg             50      Director of Cosentini       2001
                                          Information Technologies'
                                          Audiovisual Group

      Randall J. Wichinski        48      Senior Tax Officer of       1999
                                          Ohio National Financial
                                          Services

      David Wiener                43      President and CEO of        2000
                                          SoundTube Entertainment,
                                          Inc.

Edward Dallin Bagley has been a Director of the Company since April 1994. Previously, Mr. Bagley served as a Director of the Company from April 1987 to July 1991. Mr. Bagley began practicing law in 1965. Mr. Bagley is currently a director of Tunex International, NESCO, Inc., and Buyers Online.com. Mr. Bagley received a Juris Doctorate in 1965 from the University of Utah College of Law.

Brad R. Baldwin has been a Director of the Company since 1988. He currently is an attorney licensed in Utah and is engaged in the commercial real estate business with Colliers Commerce CRG in Salt Lake City. From October 1, 1994 to January 30, 2000, Mr. Baldwin served as President and Chief Executive Officer of Bank One, Utah, a commercial bank headquartered in Salt Lake City, Utah. Mr. Baldwin received a Juris Doctorate in 1980 from the University of Washington.

Frances M. Flood has been a Director of the Company since June of 1998. Ms. Flood joined the Company in October 1996 as Vice-President of Sales and Marketing. She was named President in December 1997, Chief Executive Officer in June 1998 and Chairman of the Board in November 2000. Prior to joining the Company, Ms. Flood was Area Director of Sales and Marketing for Ernst & Young, LLP, an international accounting and consulting firm. Ms. Flood has over twenty-five years experience in sales, marketing, change management, international business and finance. Ms. Flood is currently a director of Mining Services International and SoundTube Entertainment, Inc. Ms. Flood graduated from Thomas Edison State College with a B.S./B.A. degree in Banking and Finance.

Harry Spielberg has been a Director of the Company since January 2001. Since January 1996, Mr. Spielberg has been the Director of Cosentini Information Technologies' Audiovisual Group, a division of the consulting engineering firm, Cosentini Associates. Previously, Mr. Spielberg served as Vice President, Engineering for Media Facilities Corp. and Barsky & Associates. Mr. Spielberg received a Bachelor of Art degree in Psychology from the State University of New York.

Randall J. Wichinski has been a Director of the Company since June 1999. He is currently Senior Tax Officer of Ohio National Financial Services. From April 1983 to March 1999, Mr. Wichinski was employed at Ernst & Young LLP, an international accounting and consulting firm, serving as a Tax Partner for ten years. He received a bachelor's degree in 1977 and a Masters of Business Administration degree in 1982 from the University of Wisconsin-Madison.

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

The Board of Directors has two committees: the Audit and Compensation Committees. The Audit Committee is currently composed of Mr. Edward Dallin Bagley, Mr. Brad R. Baldwin, Mr. Harry Spielberg, Mr. Randall J. Wichinski and Mr. David Wiener. The Compensation Committee is currently composed of Mr. Edward Dallin Bagley, Mr. Brad R. Baldwin, Mr. Harry Spielberg, Mr. Randall J. Wichinski and Mr. David Wiener. The Audit Committee is authorized to review proposals of the Company's auditors regarding annual audits and quarterly reviews, recommend the engagement or discharge of the Company's auditors, review recommendations of such auditors concerning accounting principles and the adequacy of internal controls and accounting procedures and practices, to review the scope of the annual audit and quarterly reviews, to approve or disapprove each professional service or type of service other than standard auditing services to be provided by the auditors, and to review and discuss the audited financial statements with the auditors. The Compensation Committee makes recommendations to the Board of Directors regarding remuneration of the executive officers and directors of the Company and administers the incentive plans for directors, officers and key employees.

Meetings of the Board of Directors and Committees
-------------------------------------------------

The Board of Directors held six meetings  during the last fiscal year. The Audit
Committee  held  four  formal   meetings   during  the  last  fiscal  year.  The
Compensation Committee held four formal meetings during the last fiscal year.

Executive Officers
------------------

The executive officers of the Company as of June 30, 2001 are as follows:

     Name              Age    Position
     ----              ---    --------

Frances M. Flood        45    President and Chief Executive Officer
Tracy Bathurst          37    Vice President of Technology - Research
Curtis Hewitson         37    Vice President of Human Resources
Eugene W. Kuntz, Jr.    38    Vice President of Technology - Development
Susie S. Strohm         41    Vice President of Finance and Chief Financial
                              Officer
James A. Valeo          40    Vice President of Strategic Operations and General
                              Counsel

For the biography of Ms. Flood, see "Directors."

Tracy Bathurst was named Vice President of Technology - Research in April 2000. He has been with Gentner since September 1988, serving in various roles in engineering and engineering management. He is responsible for technology development for the organization. Prior to joining the Company, Mr. Bathurst worked in the cable television and telecommunications industries for over five years. Mr. Bathurst holds a Bachelor of Science degree from Southern Utah University.

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

Eugene W. Kuntz, Jr. has been with Gentner Communications since November 1999. Mr. Kuntz was named Vice President of Technology - Development in January 2001. He is responsible for all engineering development projects and manufacturing activities for the organization. From 1987 to November 1999, Mr. Kuntz was a manager of research and development at Computer Sciences Corporation in Clearfield, Utah. Mr. Kuntz holds a Bachelor of Science degree in Electrical
Engineering from Montana State University and a Masters of Business Administration degree from Utah State University.

Susie S. Strohm became Vice President of Finance in 1997 and was named CFO during 1998. In February 1996, Ms. Strohm joined the Company as its Controller. She is responsible for all the Company's accounting, financial and tax planning, financial and management reporting, and Securities and Exchange Commission filings. Prior to joining the Company, Ms. Strohm was the Controller for Newspaper Agency Corporation in Salt Lake City, Utah. She graduated from the University of Utah with a Bachelor of Science degree in Accounting, and received her Masters of Business Administration degree from Westminster College.

James A. Valeo joined Gentner Communications as its Vice President of Strategic Operations and General Counsel in October 2000. Prior to joining the Company, from 1996 to 2000 he practiced law with the law firm of Jones Waldo Holbrook & McDonough in Salt Lake City, Utah, focusing on mergers and acquisitions, corporate finance, and general corporate law. Earlier, Mr. Valeo worked for two law firms in Washington, D.C. Mr. Valeo received a Bachelor of Arts degree from New York University in 1982, and a Juris Doctorate degree from Boston University in 1986.

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

Based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the persons described above have filed all applicable Section 16(a) requirements during the preceding fiscal year, except that the following Forms were filed late: Mr. Valeo's Form 4 relating to a grant of stock options in November 2000 and Mr. Bagley's Form 4 relating to an open market purchase of stock in October 2000.

Subsequent Event

On August 23, 2001, Randy Wichinski joined the Company as its Chief Financial Officer. Mr. Wichinski will continue to serve on the Board of Directors. Effective on August 23, 2001, Susie Strohm will continue as the Company's Vice President of Finance and, in addition, will assume the responsibilities of Controller.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth, for each of the Company's last three fiscal years, the compensation of the Chief Executive Officer of the Company and the other previously named executive officers of the Company whose total salary and bonus for the year ended June 30, 2001 exceeded $100,000, for services rendered in all capacities to the Company during such fiscal years.


                           SUMMARY COMPENSATION TABLE


                                         Annual Compensation       Long-Term Compensation
                                         -------------------   ---------------------------------
                                                                     Awards         Payouts
                                                               ------------------ --------------
                                                                        Securities
                                                    Other      Restric-   Under-            All
                                                   Annual        ted      lying           Other
                                                   Compen-      Stock    Options   LTIP   Compen-
Name and Position      Year    Salary      Bonus   sation       Awards    /SARS   Payouts sation(1)
-----------------      ----    ------      -----   ------       ------    -----   ------- -------

Frances M. Flood      Fiscal
CEO & President        2001  $160,000    $58,400     None        None     None     None    $2,056

                      Fiscal
                       2000  $160,333    $73,700     None        None    50,000    None    $1,802

                      Fiscal
                       1999  $104,912    $66,064     None        None     None     None    $2,022

Tracy Bathurst        Fiscal
Vice President(2)      2001  $100,000    $18,500     None        None     None     None    $1,850

                      Fiscal
                       2000   $93,073     $5,000     None        None    50,000    None    $1,765

Curtis Hewitson       Fiscal
Vice President         2001   $80,002    $13,600     None        None     None     None    $2,179

                      Fiscal
                       2000   $73,574    $31,400     None        None    50,000    None    $1,841

                      Fiscal
                       1999   $60,000    $10,278     None        None     None     None    $1,800

Eugene W. Kuntz, Jr.  Fiscal
Vice President(3)      2001   $92,502     $9,500     None        None    30,000    None     None

Susie Strohm          Fiscal
CFO & Vice President   2001  $110,000    $37,000     None        None     None     None    $2,316

                      Fiscal
                       2000  $100,167    $55,538     None        None    50,000    None    $1,976

                      Fiscal
                       1999   $72,716    $44,414     None        None     None     None    $1,721

1  These   amounts   reflect   the   Company's  contributions  to  the  deferred
   compensation plan (401(k) plan).
2  Mr. Bathurst was not an executive officer until fiscal year 2000.
3  Mr. Kuntz was not an executive officer until fiscal year 2001.


Stock Options/SARS

The following table sets forth the stock option and SAR grants to the named executive officers for the last fiscal year:

              OPTION/SAR GRANTS IN FISCAL YEAR ENDED JUNE 30, 2001
                               (INDIVIDUAL GRANTS)

                          Number of       Percent of
                         Securities      Total Options
                         Underlying      /SARs Granted    Exercise
                        Options/SARs     to Employees      or Base    Expiration
Name and Position        Granted (#)    in Fiscal Year  Price ($/Sh)     Date
-----------------        -----------    --------------  ------------     ----

Eugene W. Kuntz, Jr.       30,000              6%          $12.50     12/01/2010

The options will vest over five years based on earnings per share goals but cliff vest after six years if earnings per share goals are not met.

Aggregated Stock Option/SAR Exercises

The following table sets forth the aggregated stock options and SARs exercised by the named executive officers in fiscal 2001 and the year-end value in-the-money of unexercised options and SARs:

       AGGREGATED OPTION/SAR EXERCISES IN FISCAL YEAR ENDED JUNE 30, 2001
                     AND FISCAL YEAR-END OPTION/SAR VALUES


                                                      Number of
                                                      Securities              Value of
                                                      Underlying             Unexercised
                                                      Unexercised           In-The-Money
                                                     Options/SARs           Options/SARs
                                                     at FY-End (#)          at FY-End ($)
                         Shares
                        Acquired         Value       Exercisable/           Exercisable/
Name and Position    on Exercise (#) Realized ($)    Unexercisable          Unexercisable
-----------------    --------------- ------------   ---------------     -------------------

Frances M. Flood            0             $0        176,334/146,000     $1,655,344/$828,750

Tracy Bathurst              0             $0         19,750/80,250       $174,140/$182,085

Curtis Hewitson             0             $0         35,750/99,250       $294,619/$399,069

Eugene W. Kuntz, Jr.        0             $0          2,500/57,500              $0/$0

Susie Strohm                0             $0        99,464/119,000       $902,607/$564,724


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding ownership of the Common Stock of the Company as of September 1, 2001 by (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding Common Stock of the Company, (ii) each director of the Company, (iii) the Chief Executive Officer and each other executive officer of the Company whose salary and bonus for the year ended June 30, 2001 exceeded $100,000, and (iv) all executive officers and directors of the Company as a group. Each person has sole investment and voting power with respect to the shares indicated, subject to community property laws where applicable, except as otherwise indicated below. The address for each beneficial owner is in care of the Company, 1825 Research Way, Salt Lake City, Utah 84119.

                                              Amount of             Percentage
        Names of Beneficial Owners      Beneficial Ownership(1)     of Class(2)
        --------------------------      ---------------------        ---------

        Edward Dallin Bagley                 1,738,668(3)              20.2%
        Frances M. Flood                       296,913(4)              3.4%
        Susie Strohm                           169,729(5)              2.0%
        Brad R. Baldwin                        102,666(6)              1.2%
        Curtis Hewitson                         70,224(7)              0.8%
        Tracy Bathurst                          39,730(8)              0.5%
        David J. Wiener                         18,500(9)              0.2%
        Randall J. Wichinski                    18,200(10)             0.2%
        Eugene W. Kuntz, Jr.                    15,813(11)             0.2%
        Harry Spielberg                          5,000(12)             0.1%

        Directors and Executive Officers
        as a Group (11 people)              2,500,5133(13)             29.0%

1 For each shareholder, the calculation of percentage of beneficial ownership is based on 8,612,978 shares of Common Stock outstanding as of September 1, 2001 and shares of Common Stock subject to options held by the shareholder that are currently exercisable or exercisable within 60 days of September 1, 2001.

2 The percentage ownership for any person is calculated assuming that all the stock that could be acquired by that person within 60 days by option exercise or otherwise, is in fact outstanding and that no other stockholder has exercised a similar right to acquire additional shares.

3 Director. Includes: 1,321,285 shares owned directly; options to purchase 5,000 shares that are exercisable within 60 days; 100,000 shares owned by a corporation controlled by Mr. Bagley; 50 shares owned by Mr. Bagley's wife as custodian for one of Mr. Bagley's daughters; and 312,333 shares held in the Bagley Family Revocable Trust, of which Mr. Bagley is co-trustee.
     Excludes: 50 shares owned by another of Mr. Bagley's daughters who is not a member of his household. Mr. Bagley disclaims beneficial ownership of such 50 shares and fifty percent of the shares owned by the Bagley Family Revocable Trust.

4 President, CEO and Director. Includes: 54,579 shares owned directly; options to purchase 242,334 shares that are exercisable within 60 days.

5 Vice President and CFO. Includes: 31,265 shares owned directly; options to purchase 138,464 shares that are exercisable within 60 days.

6 Director. Includes: 67,666 shares owned directly; options to purchase 30,000 shares that are exercisable within 60 days; and 5,000 shares owned by Mr. Baldwin's wife.

7 Vice President. Includes: 6,724 shares owned directly; options to purchase 63,500 shares that are exercisable within 60 days.

8 Vice President. Includes: 730 shares owned directly; options to purchase 39,000 shares that are exercisable within 60 days.

9 Director. Includes: 6,000 shares owned directly; options to purchase 12,500 shares that are exercisable within 60 days.

10 Director. Includes: 5,700 shares owned directly; options to purchase 12,500 shares that are exercisable within 60 days.

11 Vice President. Includes: 813 shares owned directly; options to purchase 15,000 shares that are exercisable within 60 days.

12 Director. Includes: 0 shares owned directly; options to purchase 5,000 shares that are exercisable within 60 days.

13 Includes: an additional 70 shares owned directly by one additional officer; and options to purchase 25,000 shares that are exercisable within 60 days by this officer.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Gentner Research Ltd. ("GRL"), is a related limited partnership, formed on August 1985, in which the Company is the general partner and Edward Dallin Bagley and, among other unrelated parties, certain members of his family, are the limited partners. In 1987 and 1988, GRL sold to the Company proprietary interests in the VRC-1000 (now VRC-2000), VRC-1000 Modem (now VRC-2000) and Digital Hybrid in exchange for royalty payments. Royalty expense recognized by the Company for the years ending June 30, 2001, 2000 and 1999 was $3,600, $16,000 and $39,900, respectively. GRL was dissolved on February 20, 2001 after consent to dissolution and liquidation was received by a majority of the partners of GRL. The product line, which incorporated the proprietary interest, was deemed no longer integral to the product segment of the Company's business. The following directors and/or executive officers and members of their immediate families have purchased the following interests in GRL:

               Edward Dallin Bagley (Director)...................  10.42%
               The Bagley Family Revocable Trust.................   5.21%
               Robert O. Baldwin (father of Brad Baldwin)........  10.42%

The Company has also formed a second related limited partnership, Gentner Research II, Ltd. ("GR2L"), also in which it acts as general partner. In fiscal year 1997, GR2L sold proprietary interest in the GSC3000 to the Company in exchange for royalty payments. Royalty expense related to product sales with GR2L for the years ending June 30, 2001, 2000 and 1999 was $90,793, $106,084 and $82,989. GR2L was dissolved on May 21, 2001 after the completion of the sale of the remote control portion of the RFM/Broadcast division to Burk Technology. The Company paid $178,516 to GR2L in 2001, representing its royalty on the gain on the sale of the remote control product line. This amount is included in the determination of gain on sale in the statement of income. The following directors and/or executive officers and members of their immediate families have purchased the following interests in GR2L:

               Brad R. Baldwin (Director)........................   3.19%
               Robert O. Baldwin (father of Brad Baldwin)........   9.58%
               Edward D. Bagley (Director).......................   6.39%
               The Bagley Family Revocable Trust.................   6.39%


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEUDLES, AND REPORTS ON FORM 8-K

Schedules not listed have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

Exhibits Required by Item 601 of Regulation S-K

EXHIBIT
NUMBER            DESCRIPTION
-----------------------------

3.1 1,2     Articles of Incorporation  and all amendments  thereto through March
            1, 1988.  (Page 10)  (incorporated  by reference  from the Company's
            Annual Report on Form 10-K for the fiscal year ended June 30, 1989)
3.2 1,2     Amendment to Articles of  Incorporation,  dated July 1, 1991.  (Page
            65)  (incorporated  by reference from the Company's Annual Report on
            Form 10-K for the fiscal year ended June 30, 1991)
3.3 1,2     Bylaws,  as amended on August 24, 1993.  (Page 16)  (incorporated by reference  from the  Company's  Annual Report on Form 10-KSB for the fiscal year ended June 30, 1993)
10.1 1,2    VRC-1000  Purchase  Agreement between Gentner  Engineering  Company,
            Inc. (a former  subsidiary  of the Company which was merged into the
            Company) and Gentner Research Ltd., dated January 1, 1987. (Page 71)
            (incorporated  by reference from the Company's Annual Report on Form
            10-K for the fiscal year ended June 30, 1989)
10.2 1,2    Digital Hybrid Purchase Agreement between Gentner Engineering,  Inc.
            and Gentner  Research,  Ltd.,  dated  September  8, 1988.  (Page 74)
            (incorporated  by reference from the Company's Annual Report on Form
            10-K for the fiscal year ended June 30, 1991)
10.3 1,2,3  1990   Incentive   Plan,  as  amended   August  7,  1996  (Page  40)
            (incorporated  by reference from the Company's Annual Report on Form
            10-KSB for the fiscal year ended June 30, 1996)
10.4 1,2,3  1997  Employee  Stock  Purchase  Plan  (Page  37)  (incorporated  by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997)
10.5 1,2    Lease between Company and Valley American  Investment  Company (Page
            71) (incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997)
10.6 3      1998 Stock Option Plan and Form of Grant  (incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998)
10.7        Promissory Note, Loan Agreement,  and Commercial  Security Agreement
            between Company and Bank One, Utah, N.A. dated as of January 5, 1999
            (original aggregate amount of $5,000,000) (Page 15) (incorporated by reference from the Company's Form 10-QSB for the quarter ended
            December 31, 1998)

10.8 Asset Purchase Agreement and related documents between the Company and ClearOne, Inc. dated as of July 5, 2000 (incorporated by reference from the Company's Form 8-K/A filed on September 12, 2000)
10.9 Third Addendum to Lease between Company and Valley American Investment Company dated as of September 18, 2000 (incorporated by reference from the Company's Form 10-Q for the quarter ended December 31, 2000)
10.10 Modification Agreement to Promissory Note, Loan Agreement, and Commercial Security Agreement between Company and Bank One, Utah, N.A. dated as of December 22, 2000 (original aggregate amount of $5,000,000) (incorporated by reference from the Company's Form 10-Q for the quarter ended December 31, 2000)
10.11 Asset Purchase Agreement and related documents between the Company and Burk Technology, dated as of April 12, 2001 (incorporated by reference from the Company's Form 8-K filed on April 26, 2001)

The following documents are filed as exhibits to this Form 10-K.

EXHIBIT
NUMBER            DESCRIPTION
------            -----------


21                Subsidiary of the Company
23                Consent of Ernst & Young LLP, Independent Auditors


1 Denotes exhibits specifically incorporated into this Form 10-K by reference to other filings pursuant to the provisions of Rule 12B-32 under the Securities Exchange Act of 1934.
2 Denotes exhibits specifically incorporated into this Form 10-K by reference, pursuant to Regulation S-K, Item 10(f)(2). These documents are located under File No. 0-17219 and are located at the Securities and Exchange Commission, Public Reference Branch, 450 South 5th St., N.W., Washington, DC 20549.
3    Identifies management or compensatory plans, contracts or arrangements.


Reports on Form 8-K

A report  on Form 8-K was  filed on April  26,  2001,  to  announce  the sale of
substantially   all  of  the  assets  of  the  remote  control  portion  of  the
RFM/Broadcast segment to Burk Technology.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GENTNER COMMUNICATIONS CORPORATION


September 14, 2001                     By:    /s/ Frances M. Flood
                                              ---------------------
                                       Frances M. Flood
                                       Chief Executive Officer

                                POWER OF ATTORNEY

Know all men by these presents, that each person whose signature appears below constitutes and appoints each of Frances M. Flood and Susie Strohm, jointly and severally, his true and lawful attorney in fact and agent, with full power of substitution for him and in his name, placed and stead, in any and all capacities, to sign any or all amendments to this report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney in fact or his substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                      Title                        Date
     ---------                      -----                        ----

 /s/ Frances M. Flood      Director, President and        September 14, 2001
---------------------      Chief Executive Officer
Frances M. Flood        (Principal Executive Officer)

 /s/ Susie Strohm         Vice President - Finance        September 14, 2001
-----------------         (Principal Financial and
Susie Strohm                 Accounting Officer)

/s/ Edward Dallin Bagley          Director                September 14, 2001
------------------------
Edward Dallin Bagley

/s/ Brad R. Baldwin               Director                 September 7, 2001
-------------------
Brad R. Baldwin

/s/ Harry Spielberg               Director                September 14, 2001
-------------------
Harry Spielberg

/s/ David Wiener                  Director                September 14, 2001
----------------
David Wiener

/s/ Randall J. Wichinski          Director                September 10, 2001
------------------------
Randall J. Wichinski