Form 10-Q
period 2001-09-30
GENTNER COMMUNICATIONS CORP
filed 2001-11-13
CIK 840715

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2001
                                               ------------------

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from _______________ to _______________

                         Commission file number: 0-17219
                                                 -------

                       GENTNER COMMUNICATIONS CORPORATION
                       ----------------------------------
             Exact name of registrant as specified in its charter)


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

       Class of Common Stock                             November 1, 2001
         $0.001 par value                                8,640,578 shares

                       GENTNER COMMUNICATIONS CORPORATION

                                      INDEX


                                                                          Page
                                                                         Number
                                                                         ------

PART I - FINANCIAL  INFORMATION

  Item 1. Consolidated Financial Statements

         Consolidated Balance Sheets
           September 30, 2001 (unaudited) and June 30, 2001................ 3


         Consolidated Statements of Income
           Three Months Ended September 30, 2001 and
           2000 (unaudited)................................................ 4


         Consolidated Statements of Cash Flows
           Three Months Ended September 30, 2001 and
           2000 (unaudited)................................................ 5


         Notes to Consolidated Financial Statements........................ 6


  Item 2. Management's Discussion and Analysis of Plan
         of Operation......................................................16

  Item 3. Qualitative and Quantitative Disclosure about Market Risk........23



PART II - OTHER  INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K................................24


                       GENTNER COMMUNICATIONS CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                                    (Unaudited)
                                                                   September 30,      June 30,
                                                                       2001             2001
                                                                       ----             ----
                                ASSETS

Current assets:
    Cash and cash equivalents.................................. $   7,920,726    $  6,852,243
    Accounts receivable, net...................................     8,849,114       7,212,970
    Note receivable - current portion..........................       164,174          71,423
    Inventory..................................................     3,740,761       4,132,034
    Deferred tax assets........................................       247,402         247,402
    Prepaid expenses...........................................       693,378         779,648
                                                                -------------    ------------
        Total current assets...................................    21,615,555      19,295,720

Property and equipment, net....................................     3,810,882       3,696,615
Goodwill, net..................................................     2,586,701       2,633,732
Note receivable - long term portion............................     1,661,626       1,716,477
Other intangible assets, net...................................       161,215         181,722
Deposits and other assets......................................        73,301          73,357
                                                                -------------    ------------

        Total assets........................................... $  29,909,280    $ 27,597,623
                                                                =============    ============


                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable........................................... $     583,093    $    568,782
    Accrued compensation and other benefits....................       410,565         410,416
    Income tax payable.........................................       974,788         421,749
    Other accrued expenses.....................................       966,365         719,112
    Current portion of capital lease obligations...............       136,366         181,827
                                                                -------------    ------------
        Total current liabilities..............................     3,071,177       2,301,886

Capital lease obligations......................................        31,081          48,227
Deferred tax liability.........................................       746,000         746,000
                                                                -------------    ------------
        Total liabilities......................................     3,848,258       3,096,113

Shareholders' equity:

    Common stock, 50,000,000 shares authorized,
      par value $.001, 8,630,978 and
      8,617,978 shares issued and outstanding
      at September 30, 2001 and June 30, 2001, respectively....         8,631           8,618
    Additional paid-in capital.................................     9,110,492       8,962,699
    Retained earnings..........................................    16,941,899      15,530,193
                                                                -------------    ------------
        Total shareholders' equity.............................    26,061,022      24,501,510
                                                                -------------    ------------

        Total liabilities and shareholders' equity............. $  29,909,280    $ 27,597,623
                                                                =============    ============




                             See accompanying notes


                       GENTNER COMMUNICATIONS CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                            (Unaudited)
                                                                        Three Months Ended
                                                                           September 30,
                                                                       2001                   2000
                                                                       ----                   ----

Product sales.................................................  $ 7,491,317   66.8%    $ 7,177,723   76.9%
1-800 LETS MEET(R)sales.......................................    3,729,066   33.2%      2,155,273   23.1%
                                                                -----------  -----     -----------  -----
    Total net sales...........................................   11,220,383  100.0%      9,332,996  100.0%

Cost of goods sold - products.................................    2,826,233   37.7%      2,636,143   36.7%
Cost of goods sold - 1-800 LETS MEET(R).......................    1,755,744   47.1%      1,129,409   52.4%
                                                                -----------  -----     -----------  -----
    Total cost of goods sold..................................    4,581,977   40.8%      3,765,552   40.3%
                                                                -----------  -----     -----------  -----

Gross profit..................................................    6,638,406   59.2%      5,567,444   59.7%

Operating expenses:
    Marketing and selling.....................................    2,469,427   22.0%      1,912,087   20.5%
    General and administrative................................    1,279,667   11.4%      1,091,074   11.7%
    Product development.......................................      751,951    6.7%        484,895    5.2%
                                                                -----------  -----     -----------  -----
        Total operating expenses..............................    4,501,045   40.1%      3,488,056   37.4%
                                                                -----------  -----     -----------  -----

        Operating income......................................    2,137,361   19.1%      2,079,388   22.3%

Other income (expense):
    Interest income...........................................      108,087    0.9%         73,892    0.8%
    Interest expense..........................................       (5,034)   0.0%        (12,673)  (0.1)%
    Other, net................................................       29,989    0.3%          2,860    0.0%
    Gain on foreign currency transactions.....................       11,884    0.1%           --      0.0%
                                                                -----------  -----     -----------  -----
        Total other income (expense)..........................      144,926    1.3%         64,079    0.7%
                                                                -----------  -----     -----------  -----

Income from continuing operations before income taxes.........    2,282,287   20.4%      2,143,467   23.0%
Provision for income taxes....................................      870,581    7.8%        799,513    8.6%
                                                                -----------  -----     -----------  -----
    Income from continuing operations.........................    1,411,706   12.6%      1,343,954   14.4%

Discontinued operations:
Income from discontinued operations, net of applicable taxes..
    of $110,487 in 2000.......................................         --                  185,724
                                                                -----------            -----------
        Net income............................................  $ 1,411,706            $ 1,529,678
                                                                ===========            ===========

Basic earnings per common share from continuing operations....  $      0.16            $      0.16
Diluted earnings per common share from continuing operations..  $      0.16            $      0.15

Basic earnings per common share from discontinued operations..  $      0.00            $      0.02
Diluted earnings per common share from discontinued operations  $      0.00            $      0.02

Basic earnings per common share...............................  $      0.16            $      0.18
Diluted earnings per common share.............................  $      0.16            $      0.17






                             See accompanying notes


                       GENTNER COMMUNICATIONS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            (Unaudited)
                                                                        Three Months Ended
                                                                           September 30,
                                                                        2001           2000
                                                                        ----           ----

Cash flows from operating activities:
   Net income from continuing operations.........................    $1,411,706    $1,343,954
   Adjustments to reconcile net income from continuing operations to net cash provided by continuing operating activities:
      Depreciation and amortization of property and equipment....       277,090       235,952
      Amortization of other assets...............................        67,598        67,031
      Provision for bad debts....................................        33,574        30,229
      Changes in operating assets and liabilities:
         Accounts receivable.....................................    (1,669,718)     (787,057)
         Inventory...............................................       391,273      (519,255)
         Income taxes............................................       553,039     1,670,000
         Other current assets....................................        48,366       211,601
         Accounts payable and other accrued expenses.............       261,713       340,085
                                                                     ----------    ----------

           Net cash provided by continuing operating activities..     1,374,641     2,592,540

Cash flows from investing activities:
   Purchases of property and equipment...........................      (391,357)     (137,704)
   Purchase of business..........................................         --       (1,758,085)
                                                                     ----------    ----------

           Net cash used in investing activities.................      (391,357)   (1,895,789)

Cash flows from financing activities:
   Proceeds from issuance of common stock........................         --            4,760
   Exercise of employee stock options............................       200,770        15,029
   Repurchase of common stock....................................       (52,964)        --
   Principal payments on capital lease obligations...............       (62,607)      (57,676)
                                                                     ----------    ----------

           Net cash provided by (used in) financing activities...        85,199       (37,887)
                                                                     ----------    ----------

Net increase in cash from continuing operations..................     1,068,483       658,864
Net cash flow from discontinued operations.......................         --          182,092
Cash at the beginning of the year................................     6,852,243     5,374,996
                                                                     ----------    ----------

Cash at the end of the period....................................    $7,920,726    $6,215,952
                                                                     ==========    ==========

Supplemental disclosure of cash flow information:
   Income taxes paid.............................................    $ (240,000)   $    --
   Interest paid.................................................    $   (5,034)   $  (12,673)
   Consideration paid in stock for purchase of business..........    $    --       $2,000,013





                             See accompanying notes

                       GENTNER COMMUNICATIONS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's 2001 Annual Report on Form 10-K.

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

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 eliminates amortization of goodwill and intangible assets with indefinite lives and instead sets forth methods to periodically evaluate goodwill for impairment. SFAS No. 142 provides guidance for testing goodwill and intangible assets that will not be amortized for impairment. The amortization provisions of Statement 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt Statement 142 in their fiscal year beginning after December 15, 2001 (i.e., January 1, 2002 for calendar year companies). Early adoption is permitted for companies with fiscal years beginning after March 15, 2001 provided that their first quarter financial statements have not been issued. The Company plans to adopt this statement on July 1, 2002 and, as such, the Company is continuing to evaluate the impact of this statement on its financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations and Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that opinion). This Statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the consolidation for a subsidiary for which control is likely to be temporary. The Company is required to adopt SFAS No. 144 effective July 1, 2002. The Company is currently evaluating the impact of this statement on its financial statements.

2.  Earnings Per Common Share

The following table sets forth the computation of basic and diluted net income per share:

                                                                                    Three months ended
                                                                                       September 30,
                                                                                       -------------
                                                                                     2001         2000
                                                                                     ----         ----
Numerator:
    Income from continuing operations........................................... $1,411,706   $1,343,954
    Income from discontinued operations.........................................      --         185,724
                                                                                 ---------    ----------
    Net income.................................................................. $1,411,706   $1,529,678
                                                                                 ==========   ==========
Denominator:
    Denominator for basic net income per share - weighted average shares........ 8,608,479     8,555,835
    Dilutive common stock equivalents using treasury stock method...............   451,833       226,063
                                                                                 ---------    ----------
    Denominator for diluted net income per share - weighted average shares...... 9,060,312     8,781,898
                                                                                 =========    ==========

Basic net income per share:
    Continuing operations....................................................... $    0.16    $     0.16
    Discontinued operations.....................................................      0.00          0.02
                                                                                 ---------    ----------
Basic net income per share...................................................... $    0.16    $     0.18
                                                                                 =========    ==========
Diluted net income per share:
    Continuing operations....................................................... $    0.16    $     0.15
    Discontinued operations.....................................................      0.00          0.02
                                                                                 ---------    ----------
Diluted net income per share.................................................... $    0.16    $     0.17
                                                                                 =========    ==========

3.  Comprehensive Income

As of July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive income for the three-month periods ended September 30, 2001 and 2000 was equal to net income.

4.  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and these accompanying notes. Actual results could differ from those estimates.

5.  Inventory

Inventory is summarized as follows:
                                              (Unaudited)
                                             September 30,        June 30,
                                                 2001              2001
                                                 ----              ----

        Raw Materials                         $ 1,982,248       $ 2,500,098
        Work in progress                          102,085           195,149
        Finished Goods                          1,656,428         1,436,787
                                              -----------       -----------

               Total inventory                $ 3,740,761       $ 4,132,034
                                              ===========       ===========



Total inventory is net of a reserve for obsolete and slow-moving inventory of $307,000 at September 30, 2001 and $226,000 at June 30, 2001.

6.  Stock Options

The following table shows the changes in stock options outstanding.

                                                                   Weighted
                                                       Number       Average
                                                      of Shares Exercise Price
                                                      --------- --------------

Options outstanding as of June 30, 2001............. 1,750,798    $   8.37
Options granted.....................................   250,000    $  11.47
Options exercised...................................   (18,000)   $  11.15
Options expired & canceled..........................   (25,000)   $  14.00
                                                     ----------    -------

Options outstanding as of September 30, 2001........ 1,957,798    $   8.67
                                                     =========     =======

7.  Segment Reporting

As a result of the sale of the remote control product line, the Company has changed how it evaluates its operations internally, resulting in a change in its reported segments from its Form 10-Q for the first quarter of fiscal 2001. Subsequent to the disposal, the Company operates in two distinct segments - Products and 1-800 LETS MEET(R). The Products segment includes products for conferencing, sound reinforcement, broadcast telephone interface, assistive listening applications and technical services related to our products. The 1-800 LETS MEET(R) segment includes operator-assisted conferencing; on-demand, reservationless conference calling; Webconferencing; and audio and video streaming. Information for the prior years has been restated to conform to this new method of evaluating segments and to show continuing and discontinued operations.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies included in the Company's 2001 Annual Report on Form 10-K.

The Company's reportable segments are strategic business units that offer products and services to satisfy different customer needs. They are managed separately because each segment requires focus and attention on its market and distribution channel.

The following table summarizes the segment information:

                                                                   1-800 LETS          Company
                                                  Products           MEET(R)            Totals
                                                  --------         ----------           ------

Quarter Ended September 30, 2001:
--------------------------------

Net sales                                      $ 7,491,317       $ 3,729,066      $ 11,220,383
Cost of goods sold                               2,826,233         1,755,744         4,581,977
                                               -----------       -----------       -----------
Gross profit                                     4,665,084         1,973,322         6,638,406

Marketing and selling                            1,662,565           806,862         2,469,427
General and administrative                         724,655           555,012         1,279,667
Product development                                751,951                 -           751,951
                                               -----------       -----------       -----------
Total operating expenses                         3,139,171         1,361,874         4,501,045

Operating income                                 1,525,913           611,448         2,137,361
Other income                                                                           144,926
                                                                                   -----------
Income from continuing operations
    before income taxes                                                              2,282,287
Provision for income taxes                                                            (870,581)
                                                                                   -----------
Net income from continuing operations                                              $ 1,411,706
                                                                                   ===========


Quarter Ended September 30, 2000:
--------------------------------

Net sales                                      $ 7,177,723       $ 2,155,273       $ 9,332,996
Cost of goods sold                               2,636,143         1,129,409         3,765,552
                                               -----------       -----------       -----------
Gross profit                                     4,541,580         1,025,864         5,567,444

Marketing and selling                            1,257,296           654,791         1,912,087
General and administrative                         711,141           379,933         1,091,074
Product development                                484,895                 -           484,895
                                               -----------       -----------       -----------
Total operating expenses                         2,453,332         1,034,724         3,488,056

Operating income                                 2,088,248            (8,860)        2,079,388
Other income                                                                            64,079
                                                                                   -----------
Income from continuing operations
    before income taxes                                                              2,143,467
Provision for income taxes                                                            (799,513)
                                                                                   -----------
Income from continuing operations                                                    1,343,954

Income from discontinued operations,
    net of applicable taxes of $110,487                                                185,724
                                                                                   -----------

Net income                                                                         $ 1,529,678
                                                                                   ===========

8.  Subsequent Event - Purchase of Ivron Systems, Ltd.

On October 3, 2001, the Company caused its wholly owned subsidiary, Gentner Ventures, Inc., to purchase all of the issued and outstanding shares of Ivron Systems, Ltd., of Dublin, Ireland ("Ivron"). Ivron is a privately-held developer of video conferencing technology and equipment. Following the closing, Michael Peirce, the former chairman of Ivron, was appointed to Gentner's board of directors. In addition, the majority of the Ivron employees remained with the Company.

At the closing, each of the six Ivron shareholders received approximately US$1.12 per Ivron common share. There were 5,366,637 Ivron common shares outstanding at the time. Following June 30, 2002 each former Ivron shareholder will receive approximately .08 shares of the Company's common stock for each Ivron share previously held, provided that certain video product development contingencies are met. Thereafter, for the Company's completed fiscal years 2003 and 2004, the former Ivron shareholders may share in up to US$17,000,000 of additional consideration provided that the Company achieves certain EPS targets.

As part of the transaction, all outstanding options to purchase Ivron shares were cancelled in consideration for an aggregate cash payment of US$650,000 to the optionees. In addition, the former Ivron optionees who remain with Ivron are eligible to participate in a cash bonus program that will pay bonuses based on the performance of the Company in fiscal years 2003 and 2004. The maximum amount payable under this bonus program is an aggregate of US$1,000,000.

The total value of the consideration paid was determined based on arm's length negotiations between the Company and the Ivron shareholders, that took into account a number of factors of the business including historic revenues, operating history, products, intellectual property and other factors.

9.  Quarterly Results of Continuing Operations (Unaudited)

A summary of unaudited quarterly results of continuing operations for the three previous fiscal years is as follows:

                                                                          Fiscal 2001
                                                                          -----------
                                                           For the Quarter Ended September 30, 2000
                                                           ----------------------------------------
                                                                        1-800 LETS
                                                       Products           MEET(R)             Totals
                                                       --------         ---------             ------
Net sales............................................ $7,177,723        $2,155,273         $9,332,996
Cost of goods sold...................................  2,636,144         1,129,409          3,765,553
                                                      ----------        ----------         ----------
Gross profit.........................................  4,541,579         1,025,864          5,567,443
Operating expenses
     Marketing and selling...........................  1,257,295           654,791          1,912,086
     Product development.............................    484,895                              484,895
     General and administrative......................                                       1,091,074
                                                                                           ----------
Total operating expenses.............................                                       3,488,055
                                                                                           ----------
Operating income.....................................                                       2,079,388
Other income and expenses............................                                          64,079
                                                                                           ----------
Income from continuing operations before income taxes                                       2,143,467
Provision for income taxes...........................                                        (799,513)
                                                                                           ----------
Income from continuing operations....................                                      $1,343,954
                                                                                           ==========

Basic earnings per share from continuing operations..                                      $     0.16
                                                                                           ==========
Diluted earnings per share from continuing operations                                      $     0.15
                                                                                           ==========


                                                            For the Quarter Ended December 31, 2000
                                                            ---------------------------------------
                                                                        1-800 LETS
                                                       Products           MEET(R)             Totals
                                                       --------         ----------            ------
Net sales............................................ $6,880,993        $2,799,390         $9,680,383
Cost of goods sold...................................  2,594,050         1,377,108          3,971,158
                                                      ----------        ----------         ----------
Gross profit.........................................  4,286,943         1,422,282          5,709,225
Operating expenses
     Marketing and selling...........................  1,323,725           587,760          1,911,485
     Product development.............................    555,600                              555,600
     General and administrative......................                                       1,405,979
                                                                                           ----------
Total operating expenses.............................                                       3,873,064
                                                                                           ----------
Operating income.....................................                                       1,863,161
Other income and expenses............................                                         118,727
                                                                                           ----------
Income from continuing operations before income taxes                                       1,954,888
Provision for income taxes...........................                                        (752,477)
                                                                                           ----------
Income from continuing operations....................                                      $1,202,411
                                                                                           ==========

Basic earnings per share from continuing operations..                                      $     0.14
                                                                                           ==========
Diluted earnings per share from continuing operations                                      $     0.13
                                                                                           ==========


                                                             For the Quarter Ended March 31, 2001
                                                             ------------------------------------
                                                                        1-800 LETS
                                                       Products           MEET(R)              Totals
                                                       --------         ----------             ------
Net sales............................................ $6,980,329        $3,232,004        $10,212,333
Cost of goods sold...................................  2,630,342         1,697,645          4,327,987
                                                      ----------        ----------         ----------
Gross profit.........................................  4,349,987         1,534,359          5,884,346
Operating expenses
     Marketing and selling...........................  1,284,180           648,147          1,932,327
     Product development.............................    720,426                              720,426
     General and administrative......................                                       1,133,525
                                                                                           ----------
Total operating expenses.............................                                       3,786,278
                                                                                           ----------
Operating income.....................................                                       2,098,068
Other income and expenses............................                                          69,277
                                                                                           ----------
Income from continuing operations before income taxes                                       2,167,345
Provision for income taxes...........................                                        (808,313)
                                                                                           ----------
Income from continuing operations....................                                      $1,359,032
                                                                                           ==========

Basic earnings per share from continuing operations..                                      $     0.16
                                                                                           ==========
Diluted earnings per share from continuing operations                                      $     0.15
                                                                                           ==========


                                                              For the Quarter Ended June 30, 2001
                                                              -----------------------------------
                                                                        1-800 LETS
                                                       Products           MEET(R)             Totals
                                                       --------         ----------            ------
Net sales............................................ $7,150,567        $3,502,126        $10,652,693
Cost of goods sold...................................  2,773,420         1,664,944          4,438,364
                                                      ----------        ----------        -----------
Gross profit.........................................  4,377,147         1,837,182          6,214,329
Operating expenses
     Marketing and selling...........................  1,437,434           559,960          1,997,394
     Product development.............................    741,248                              741,248
     General and administrative......................                                       1,018,421
                                                                                          -----------
Total operating expenses.............................                                       3,757,063
                                                                                          -----------
Operating income.....................................                                       2,457,266
Other income and expenses............................                                         121,064
                                                                                          -----------
Income from continuing operations before income taxes                                       2,578,330
Provision for income taxes...........................                                        (958,542)
                                                                                          -----------
Income from continuing operations....................                                     $ 1,619,788
                                                                                          ===========

Basic earnings per share from continuing operations..                                     $      0.19
                                                                                          ===========
Diluted earnings per share from continuing operations                                     $      0.18
                                                                                          ===========


                                                                       Fiscal 2000
                                                                       -----------
                                                          For the Quarter Ended September 30, 1999
                                                                        1-800 LETS
                                                       Products           MEET(R)             Totals
                                                       --------         ----------            ------
Net sales............................................ $5,199,243        $  997,584         $6,196,827
Cost of goods sold...................................  1,820,692           594,139          2,414,831
                                                      ----------        ----------         ----------
Gross profit.........................................  3,378,551           403,445          3,781,996
Operating expenses
     Marketing and selling...........................    999,096           314,119          1,313,215
     Product development.............................    303,005                              303,005
     General and administrative......................                                         746,619
                                                                                           ----------
Total operating expenses.............................                                       2,362,839
                                                                                           ----------
Operating income.....................................                                       1,419,157
Other income and expenses............................                                          31,933
                                                                                           ----------
Income from continuing operations before income taxes                                       1,451,090
Provision for income taxes...........................                                        (540,175)
                                                                                           ----------
Income from continuing operations....................                                      $  910,915
                                                                                           ==========

Basic earnings per share from continuing operations..                                      $     0.11
                                                                                           ==========
Diluted earnings per share from continuing operations                                      $     0.10
                                                                                           ==========


                                                            For the Quarter Ended December 31, 1999
                                                            ---------------------------------------
                                                                        1-800 LETS
                                                       Products           MEET(R)             Totals
                                                       --------         ----------            ------
Net sales............................................ $5,611,796        $1,256,757         $6,868,553
Cost of goods sold...................................  2,075,455           678,211          2,753,666
                                                      ----------        ----------         ----------
Gross profit.........................................  3,536,341           578,546          4,114,887
Operating expenses
     Marketing and selling...........................  1,019,588           380,013          1,399,601
     Product development.............................   3 13,154                              313,154
     General and administrative......................                                         750,392
                                                                                           ----------
Total operating expenses.............................                                       2,463,147
                                                                                           ----------
Operating income.....................................                                       1,615,740
Other income and expenses............................                                          31,776
                                                                                           ----------
Income from continuing operations before income taxes                                       1,683,516
Provision for income taxes...........................                                        (628,145)
                                                                                           ----------
Income from continuing operations....................                                      $1,055,371
                                                                                           ==========

Basic earnings per share from continuing operations..                                      $     0.13
                                                                                           ==========
Diluted earnings per share from continuing operations                                      $     0.12
                                                                                           ==========



                                                             For the Quarter Ended March 31, 2000
                                                             ------------------------------------
                                                                        1-800 LETS
                                                       Products           MEET(R)             Totals
                                                       --------         ----------            ------
Net sales............................................ $5,430,536        $1,667,139         $7,097,675
Cost of goods sold...................................  1,937,525           730,854          2,668,379
                                                      ----------        ----------         ----------
Gross profit.........................................  3,493,011           936,285          4,429,296
Operating expenses
     Marketing and selling...........................  1,154,334           514,472          1,668,806
     Product development.............................    314,610                              314,610
     General and administrative......................                                         779,953
                                                                                           ----------
Total operating expenses.............................                                       2,763,369
                                                                                           ----------
Operating income.....................................                                       1,665,927
Other income and expenses............................                                          41,090
                                                                                           ----------
Income from continuing operations before income taxes                                       1,707,017
Provision for income taxes...........................                                        (637,286)
                                                                                           ----------
Income from continuing operations....................                                      $1,069,731
                                                                                           ==========

Basic earnings per share from continuing operations..                                      $     0.13
                                                                                           ==========
Diluted earnings per share from continuing operations                                      $     0.12
                                                                                           ==========


                                                              For the Quarter Ended June 30, 2000
                                                              -----------------------------------
                                                                        1-800 LETS
                                                       Products           MEET(R)             Totals
                                                       --------         ----------            ------
Net sales............................................ $5,984,929        $1,970,429         $7,955,358
Cost of goods sold...................................  2,200,195           971,252          3,171,447
                                                      ----------        ----------         ----------
Gross profit.........................................  3,784,734           999,177          4,783,911
Operating expenses
     Marketing and selling...........................  1,259,738           524,557          1,784,295
     Product development.............................    340,050                              340,050
     General and administrative......................                                         855,161
                                                                                           ----------
Total operating expenses.............................                                       2,979,506
                                                                                           ----------
Operating income.....................................                                       1,804,405
Other income and expenses............................                                          74,537
                                                                                           ----------
Income from continuing operations before income taxes                                       1,878,942
Provision for income taxes...........................                                        (613,217)
                                                                                           ----------
Income from continuing operations....................                                      $1,265,725
                                                                                           ==========

Basic earnings per share from continuing operations..                                      $     0.15
                                                                                           ==========
Diluted earnings per share from continuing operations                                      $     0.14
                                                                                           ==========


                                                                       Fiscal 1999
                                                                       -----------
                                                           For the Quarter Ended September 30, 1998
                                                           ----------------------------------------
                                                                        1-800 LETS
                                                       Products           MEET(R)             Totals
                                                       --------         ----------           ------
Net sales............................................ $4,205,433        $  710,179         $4,915,612
Cost of goods sold...................................  1,729,251           568,706          2,297,957
                                                      ----------        ----------         ----------
Gross profit.........................................  2,476,182           141,473          2,617,655
Operating expenses
     Marketing and selling...........................    751,561           221,702            973,263
     Product development.............................    289,586                              289,586
     General and administrative......................                                         635,632
                                                                                           ----------
Total operating expenses.............................                                       1,898,481
                                                                                           ----------
Operating income.....................................                                         719,174
Other income and expenses............................                                         (35,444)
                                                                                           ----------
Income from continuing operations before income taxes                                         683,730
Provision for income taxes...........................                                        (258,366)
                                                                                           ----------
Income from continuing operations....................                                      $  425,364
                                                                                           ==========

Basic earnings per share from continuing operations..                                      $     0.05
                                                                                           ==========
Diluted earnings per share from continuing operations                                      $     0.05
                                                                                           ==========


                                                            For the Quarter Ended December 31, 1998
                                                            ---------------------------------------
                                                                        1-800 LETS
                                                       Products           MEET(R)             Totals
                                                       --------         ----------            ------
Net sales............................................ $3,843,792        $  745,154         $4,588,946
Cost of goods sold...................................  1,517,012           606,450          2,123,462
                                                      ----------        ----------         ----------
Gross profit.........................................  2,326,780           138,704          2,465,484
Operating expenses
     Marketing and selling...........................    718,858           218,468            937,326
     Product development.............................    347,687                              347,687
     General and administrative......................                                         553,087
                                                                                           ----------
Total operating expenses.............................                                       1,838,100
                                                                                           ----------
Operating income.....................................                                         627,384
Other income and expenses............................                                         (15,629)
                                                                                           ----------
Income from continuing operations before income taxes                                         611,755
Provision for income taxes...........................                                        (228,429)
                                                                                           ----------
Income from continuing operations....................                                      $  383,326
                                                                                           ==========

Basic earnings per share from continuing operations..                                      $     0.05
                                                                                           ==========
Diluted earnings per share from continuing operations                                      $     0.05
                                                                                           ==========


                                                             For the Quarter Ended March 31, 1999
                                                             ------------------------------------
                                                                        1-800 LETS
                                                       Products           MEET(R)             Totals
                                                       --------         ----------            ------
Net sales............................................ $4,211,481        $  797,320         $5,008,801
Cost of goods sold...................................  1,631,081           528,533          2,159,614
                                                      ----------        ----------         ----------
Gross profit.........................................  2,580,400           268,787          2,849,187
Operating expenses
     Marketing and selling...........................    925,344           223,161          1,148,505
     Product development.............................    287,803                              287,803
     General and administrative......................                                         723,669
                                                                                           ----------
Total operating expenses.............................                                       2,159,977
                                                                                           ----------
Operating income.....................................                                         689,210
Other income and expenses............................                                         (25,283)
                                                                                           ----------
Income from continuing operations before income taxes                                         663,927
Provision for income taxes...........................                                        (247,643)
                                                                                           ----------
Income from continuing operations....................                                      $  416,284
                                                                                           ==========

Basic earnings per share from continuing operations..                                      $     0.05
                                                                                           ==========
Diluted earnings per share from continuing operations                                      $     0.05
                                                                                           ==========


                                                              For the Quarter Ended June 30, 1999
                                                              -----------------------------------
                                                                        1-800 LETS
                                                       Products           MEET(R)             Totals
                                                       --------         ----------            ------
Net sales............................................ $4,796,074        $  958,670         $5,754,744
Cost of goods sold...................................  1,792,805           533,916          2,326,721
                                                      ----------        ----------         ----------
Gross profit.........................................  3,003,269           424,754          3,428,023
Operating expenses
     Marketing and selling...........................    941,662           312,884          1,254,546
     Product development.............................    269,610                              269,610
     General and administrative......................                                         632,276
                                                                                           ----------
Total operating expenses.............................                                       2,156,432
                                                                                           ----------
Operating income.....................................                                       1,271,591
Other income and expenses............................                                          (1,757)
                                                                                           ----------
Income from continuing operations before income taxes                                       1,269,834
Provision for income taxes...........................                                        (474,462)
                                                                                           ----------
Income from continuing operations....................                                      $  795,372
                                                                                           ==========

Basic earnings per share from continuing operations..                                      $     0.10
                                                                                           ==========
Diluted earnings per share from continuing operations                                      $     0.09
                                                                                           ==========

10.  Stock Repurchase Program

During April 2001, the Company announced that its board of directors had approved a stock repurchase program to purchase up to 500,000 shares of the Company's common stock over the next six months on the open market or in private transactions. During the fourth quarter of fiscal year 2001, the Company repurchased 15,300 shares on the open market. During the first quarter of fiscal year 2002, the Company repurchased 5,000 shares on the open market. All repurchased shares were retired.

                           MANAGEMENT'S DISCUSSION AND
                          ANALYSIS OF PLAN OF OPERATION


General

We develop, manufacture, market and distribute products and services for the conferencing equipment, conferencing services, and broadcast markets. In the fourth quarter of fiscal year 2001, we changed our reportable operating segments to reflect how we evaluate our operating performance and allocate resources. Prior to the fourth quarter of fiscal year 2001, our reportable segments included RFM/Broadcast, Conferencing Products, Conferencing Services and Other. On April 12, 2001, we sold the assets of the remote control portion of the RFM/Broadcast division. Subsequent to this disposal, we report two segments - Products and 1-800 LETS MEET(R). In the Product segment, we have applied our core digital technology to the development of products for conferencing, sound reinforcement, assistive listening and broadcast applications. During fiscal 2001, we introduced the PSR1212, the XAP(TM) 800, the ClearOne(R) conference phone, and the VRC2500, which contributed to a 4.4% increase in product-based revenues in the first quarter of 2002 compared to the first quarter of fiscal 2001. In the 1-800 LETS MEET(R) segment, we focused on increasing sales by adding to our direct sales force, and by engaging new resellers and new private label accounts. These efforts resulted in a 73.0% increase in service-based revenues in the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001. The 1-800 LETS MEET(R) segment includes revenues and expenses from the conferencing service bureau called 1-800 LETS MEET(R) as well as other private label business conducted by us.

Discontinued Operations

On April 12, 2001, we sold the assets of the remote control portion of the RFM/Broadcast division to Burk Technology, Inc. of Littleton, MA ("Burk") for $3.2 million, including $750,000 in cash at closing, and $1.75 million in the form of a seven (7) year promissory note, with interest at the rate of nine percent (9%), secured by a subordinate security interest in the personal property of Burk. The gain associated with the note receivable is recognizable for book purposes but not for tax purposes until cash is received. As such, we have established a deferred tax liability for $511,000 in connection with this deferred gain. In addition, up to $700,000 more is payable by Burk as a commission over a period of up to seven years. The commission is based upon future net sales of Burk over base sales established within the agreement. This amount will be recognized as received. We realized a gain on the sale of $1,220,024, net of applicable income taxes of $725,788.

Summary operating results of the discontinued operations are as follows:

                                                           Quarter Ended September 30,
                                                          2001        2000         1999

    Net sales..................................      $        -  $  696,462   $  887,446
    Cost of goods sold.........................               -     261,271      300,786
    Marketing and selling......................               -     95,737       158,683
    Product development........................               -      43,243      157,672
                                                     ----------  ----------   ----------
    Income before income taxes.................               -     296,211      270,305
    Provision for income taxes.................               -    (110,487)    (100,824)
                                                     ----------  ----------   ----------
    Net income from discontinued operations....      $        -  $  185,724   $  169,481
                                                     ==========  ==========   ==========

    Basic earnings per share from
      discontinued operations..................      $    0.00   $     0.02   $     0.02
    Diluted earnings per share from
      discontinued operations..................      $    0.00   $     0.02   $     0.02

Consolidated Results of Continuing Operations

Sales from continuing operations in the first quarter of fiscal 2002 increased 20.2% to $11,220,383 from $9,332,996 in the first quarter of fiscal 2001.

Product revenues grew 4.4% in the first quarter of fiscal 2002 to $7,491,317 from $7,177,723 in the first quarter of fiscal 2001. This increase was mainly due to continued success of the Audio Perfect(R) product line, as well as the introduction of new products, including the PSR1212 and the XAP(TM) 800. The Audio Perfect(R) product line began shipping in April of 1998 with the AP800, and also includes the AP10, the AP400, AP Tools, the AP IR Remote, and the APV200-IP. Examples of typical applications using our products are corporate conference rooms, distance learning rooms, and courtrooms. We have realized more of the revenue associated with such applications as a result of this expanded product line. During the second quarter of fiscal 2001, we began shipping the PSR1212, a digital matrix mixer for the sound reinforcement marketplace. During the fourth quarter of fiscal 2001, we introduced our next generation audio product--the XAP(TM) 800. Sales of these products have continued strongly into fiscal 2002. Product revenues also include telephone interface products, which are used to connect telephone line audio to broadcast audio equipment, and assistive listening products, which provide enhanced audio for people with hearing difficulties.

The 1-800 LETS MEET(R) segment experienced sales growth of 73.0% in the first quarter of fiscal 2002 as compared to the first quarter of fiscal 2001. Revenues were $3,729,066 for the three-month period ended September 30, 2001 as compared to $2,155,273 for the three-month period ended September 2000. We offer operator-assisted conferencing; on-demand, reservationless conference calling; Webconferencing; and audio and video streaming. We attributed the growth in sales to an increased customer base due in part to an increase in sales staff for marketing conference calling services, an increase in resellers selling our services, and an overall increase in market size during the past year. Our conference calling services are being marketed not only to corporate clients but also to telephone service providers for resale.

Our gross profit margin from continuing operations was 59.2% in the first quarter of fiscal 2002 compared to 59.7% in the first quarter of fiscal 2001. The decrease in gross margins is the result of two factors. First, we implemented a blanket purchase order program for our dealers during the third quarter of fiscal year 2001. This program offers higher discounts off list price in exchange for larger quantity orders. The dealers then have 12 months to take delivery of the product, however, revenue is recorded upon shipment. This program is intended to enable us to better predict our manufacturing schedule, expense levels and net revenues. The second factor is that our 1-800 LETS MEET(R) segment has a higher cost-of-goods rate. As this segment becomes a larger portion of the total revenue, it will create a lower overall gross margin percentage.

We believe that most of the key components required for the production of our products are currently available in sufficient quantities to meet our needs. We have experienced long component lead times in the past, resulting in increased purchases of these longer lead-time parts. We are now seeing moderating lead times on many components. As lead times decline, inventory levels should also decrease in the future. We also continue to focus on locating other sources for raw materials and enhancing vendor relationships to further ensure adequate materials.

Our operating expenses increased 29.0% comparing the first quarter of fiscal 2002 to the first quarter of fiscal 2001. Continuing operations expense for the first quarter of fiscal 2002 were $4,501,045, as compared to $3,488,056 for the first quarter of fiscal 2001.

Marketing and selling expenses for the first quarter of fiscal 2002 were $2,469,427 as compared to $1,912,087 for the first quarter of fiscal 2001. As a percentage of revenues, marketing and selling expenses increased to 22.0% for the first quarter of fiscal 2002, compared to 20.5% for the first quarter of fiscal 2001. The year-over-year increase in marketing and selling expenses was primarily due to our commitment to increase resources for marketing and selling to increase momentum for our new products.

Product development expenses increased 55.1% when comparing the first quarter of fiscal 2002 to the first quarter of fiscal 2001. Product development expenses for the first quarter of fiscal 2002 were $751,951, as compared to $484,895 for the first quarter of fiscal 2001. As a percentage of revenues, product development expenses increased to 6.7% for the first quarter of fiscal 2002 up from 5.2% for the first quarter of fiscal 2001. The increase in product development expenses is due to increased salaries associated with additional personnel and development costs associated with new product development.

General and administrative expenses increased 17.3% for the first quarter of fiscal 2002 as compared to the first quarter of fiscal 2001. Expenses for the first quarter of fiscal 2002 were $1,279,667 as compared to $1,091,074 for the first quarter of fiscal 2001. General and administrative expenses were 11.4% of revenues for the first quarter of fiscal 2002, compared to 11.7% for the first quarter of fiscal 2001. The increase in dollars were the costs incurred in hiring personnel to support increased sales volume and the infrastructure costs associated with the hiring of such new personnel.

Interest income increased 46.3% for the first quarter of fiscal 2002 as compared to the first quarter of fiscal 2001. This increase is due to the increase in cash and cash equivalents.

Interest expense decreased 60.3% when comparing the first quarter of fiscal 2002 to the first quarter of fiscal 2001, due to the maturing of certain of our capital leases.

During the first quarter of fiscal 2002, income tax expense for continuing operations was calculated at a combined federal and state effective tax rate of approximately 38.2%, resulting in an income tax expense of $870,581. This compares to the first quarter of fiscal 2001, where the effective tax rate was 37.3%, and the income tax expense for continuing operations was $799,513.

Net income from continuing operations for the first quarter of fiscal 2002 was $1,411,706, or an increase of 5.0%, compared to net income from continuing operations of $1,343,954 for the first quarter of fiscal 2001. These results are due to increased revenues offset by increases in expenses as described above.

Financial Condition and Liquidity

We have cash and cash equivalents of $7.9 million on September 30, 2001, which represents an increase of $1.0 million compared to cash and cash equivalents of $6.9 million on and June 30, 2001. Based upon continuing operations, net operating activities provided cash of $1.4 million in the first quarter of fiscal 2002. Net investing activities used cash of $0.4 million primarily due to expenditures for property and equipment. Net cash used for financing activities was $0.1 million.

We have an available revolving line of credit of $5.0 million, which is secured by our accounts receivable and inventory. The interest rate on the line of credit is variable (250 basis points over the London Interbank Offered Rate (LIBOR) or prime less 0.25 percent, whichever we choose). The borrowing rate was
5.16 percent on September 30, 2001. There was no outstanding balance on September 30, 2001. The line of credit was renewed as of December 22, 2000 and will expire on December 22, 2001. Borrowings under the line of credit are subject to certain financial and operating covenants. We were in compliance with these covenants on September 30, 2001.

During April 2001, we announced that our board of directors had approved a stock repurchase program to purchase up to 500,000 shares of our common stock over the following six months. These purchases are discretionary on the part of management and are to be made on the open market or in private transactions. In the first quarter of fiscal 2002, we repurchased and subsequently retired 5,000 shares for $52,964. Prior to that time, we had repurchased and retired 15,300 shares.

We believe that our working capital, bank line of credit and cash flows from operating activities will be sufficient to meet our operating and capital expenditure requirements for continuing operations for the next twelve months. In the longer term, or if we experience a decline in revenue, or in the event of other unforeseen events, we may require additional funds and may seek to raise such funds through public or private equity or debt financing, bank lines of credit, or other sources. No assurance can be given that additional financing will be available or, if available, will be on terms favorable to us. See "Factors that May Affect Future Results - Limited Capitalization".

Subsequent Event - Purchase of Ivron Systems, Ltd.

On October 3, 2001, we caused our wholly owned subsidiary, Gentner Ventures, Inc., to purchase all of the issued and outstanding shares of Ivron Systems, Ltd., of Dublin, Ireland ("Ivron"). Ivron is a privately-held developer of video conferencing technology and equipment. Following the closing, Michael Peirce, the former chairman of Ivron, was appointed to our board of directors. In addition, the majority of the Ivron employees remained with us.

At the closing, each of the six Ivron shareholders received approximately US$1.12 per Ivron common share. There were 5,366,637 Ivron common shares outstanding at the time. Following June 30, 2002 each former Ivron shareholder will receive approximately .08 shares of our common stock for each Ivron share previously held, provided that certain video product development contingencies are met. Thereafter, for our completed fiscal years 2003 and 2004, the former Ivron shareholders may share in up to US$17,000,000 of additional consideration provided that we achieve certain EPS targets.

As part of the transaction, all outstanding options to purchase Ivron shares were cancelled in consideration for an aggregate cash payment of US$650,000 to the optionees. In addition, the former Ivron optionees who remain with Ivron are eligible to participate in a cash bonus program that will pay bonuses based on our performance in fiscal years 2003 and 2004. The maximum amount payable under this bonus program is an aggregate of US$1,000,000.

The total value of the consideration paid was determined based on arm's length negotiations between us and the Ivron shareholders, that took into account a number of factors of the business including historic revenues, operating history, products, intellectual property and other factors.

Factors that May Affect Future Results

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED. FORWARD-LOOKING STATEMENTS RELATE TO OUR FUTURE PLANS, OBJECTIVES, EXPECTATIONS, AND INTENTIONS. THESE STATEMENTS MAY BE RECOGNIZED BY THE USE OF WORDS SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "INTENDS," "PLANS," "SHOULD," "SEEKS," "ANTICIPATES," AND SIMILAR EXPRESSIONS. IN PARTICULAR, STATEMENTS REGARDING OUR MARKETS AND MARKET SHARE, DEMAND FOR OUR PRODUCTS AND SERVICES, FCC ACTIONS,

MANUFACTURING CAPACITY AND COMPONENT AVAILABILITY, AND THE DEVELOPMENT AND INTRODUCTION OF NEW PRODUCTS AND SERVICES ARE FORWARD-LOOKING STATEMENTS AND SUBJECT TO MATERIAL RISKS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF THE FACTORS SET FORTH BELOW AND THE MATTERS SET FORTH IN THE REPORT GENERALLY. WE CAUTION THE READER, HOWEVER, THAT THIS LIST OF FACTORS MAY NOT BE EXHAUSTIVE, PARTICULARLY WITH RESPECT TO FUTURE FACTORS. ANY FORWARD-LOOKING STATEMENTS ARE MADE PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND, AS SUCH, SPEAK ONLY AS OF THE DATE MADE. WE UNDERTAKE NO RESPONSIBILITY TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON, EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

Rapid Technological Change

The products and services markets are highly competitive and characterized by rapid technological change. Our future performance will depend in large part upon our ability to remain competitive and to develop and market new products and services in these markets in a timely fashion that responds to customers' needs and incorporates new technology and standards.

We may not be able to design and manufacture products that address customer needs or achieve market acceptance. Any significant failure to design, manufacture, and successfully introduce new products or services could materially harm our business.

The markets in which we compete have historically involved the introduction of new and technologically advanced products and services that cost less or perform better. If we are not competitive in our research and development efforts, our products may become obsolete or be priced above competitive levels.

Although we believe that, based on performance and price, our products and services are currently attractive to customers, there can be no assurance that competitors will not introduce comparable or technologically superior products or services, which are priced more favorably than ours.

Competition

The markets for our products and services are highly competitive. These markets include our traditional dealer channel, the conferencing services market, and the retail market. We compete with businesses having substantially greater financial, research and development, manufacturing, marketing, and other resources. If we fail to maintain or enhance our competitive position, we could experience pricing pressures and reduced sales, margin, profits, and market share, each of which could materially harm us.

General Economic Condition

As our business has grown, we have become increasingly subject to adverse changes in general economic conditions, which can result in reductions in capital expenditures by customers, longer sales cycles, deferral or delay of purchase commitments for products, and increased price competition. Although these factors have not materially impacted us in recent years, if the current economic slowdown continues or worsens, these factors could adversely affect our business and results of operations.

Marketing

We are subject to the risks inherent in the marketing and sale of current and new products and services in an evolving marketplace. We must effectively allocate our resources to the marketing and sale of these products through diverse channels of distribution. Our current strategy is to establish distribution channels and direct selling efforts in markets where we believe there is a growing need for our products and services. For example, with the acquisition of the ClearOne assets we have expanded our products to include the retail market. There can be no assurance that this strategy will prove successful.

Difficulties in Managing Growth

We are experiencing a period of significant expansion in personnel, facilities and infrastructure, and we anticipate that further expansion will be required to address potential growth in our customer base and market opportunities. This expansion will require continued application of management, operational and financial resources.

To manage the expected growth of operations and personnel, we may need to improve our transaction processing, operational and financial systems, procedures and controls. Our current and planned personnel, systems, procedures and controls may not be adequate to support our future operations. Difficulties in managing these challenges could adversely affect our financial performance.

Difficulties in Estimating Customer Demand Could Harm Our Operating Results

Orders from our resellers are based on demand from end-users. Prospective end-user demand is difficult to measure. This means that any period could be adversely impacted by lower end-user demand, which could in turn negatively affect orders we receive from resellers. Our expectation for both short- and long-term future net revenues are based on our own estimate of future demand as well as backlog based on the blanket purchase order program, as discussed above. We also base expense levels on those revenue estimates. If our estimates are not accurate, our financial performance could be adversely affected.

Dependence on Distribution Network

We market our products primarily through a network of dealers and master distributors. All of our agreements regarding such dealers and distributors are non-exclusive and terminable at will by either party. Although we believe that our relationships with such dealers and distributors are good, there can be no assurance that any or all such dealers or distributors will continue to offer our products.

Price discounts to our distribution channel are based on performance. However, there are no obligations on the part of such dealers and distributors to provide any specified level of support to our products or to devote any specific time, resources or efforts to the marketing of our products. There are no prohibitions on dealers or distributors offering products that are competitive with ours. Most dealers do offer competitive products. We reserve the right to maintain house accounts, which are for products sold directly to customers. The loss of dealers or distributors could have a material adverse effect on our business.

Limited Capitalization

As of September 30, 2001, we had $7.9 million in cash and $18.5 million in working capital. We may be required to seek additional financing if anticipated levels of revenue are not realized, if higher than anticipated costs are incurred in the development, manufacture, or marketing of our products, or if product demand exceeds expected levels. There can be no assurance that any additional financing would be available on acceptable terms, or at all.

In addition, our $5 million revolving line of credit matures in December of 2001 and there can be no assurance that we will be able to extend the maturity date of the line of credit or obtain a replacement line of credit from another commercial institution. We have no outstanding balance payable on the line of credit as of September 30, 2001. To the extent the line of credit is not extended or replaced and cash from operations is insufficient to fund operations, we may be required to seek additional financing.

Telecommunications and Information Systems Network

We are highly reliant on our network equipment, telecommunications providers, data, and software, to support all of our functions. Our conference calling services rely 100 percent on the network for our revenues. While we endeavor to provide for failures in the network by providing back-up systems and procedures, there is no guarantee that these back-up systems and procedures will operate satisfactorily in an emergency. Should we experience such a failure, it could seriously jeopardize our ability to continue operations. In particular, should our conference calling services experience even a short term interruption of our network or telecommunication providers, our ongoing customers may choose a different provider, and our reputation may be damaged, reducing our attractiveness to new customers.

Dependence on Supplier and Single Source of Supply

Certain electronic components used in connection with our products can only be obtained from single manufacturers and we are dependent upon the ability of these manufacturers to deliver such components to our suppliers so that they can meet our delivery schedules. We do not have written commitments from such suppliers to fulfill our future requirements. Our suppliers maintain an inventory of such components, but there can be no assurance that such components will always be readily available, available at reasonable prices, available in sufficient quantities, or deliverable in a timely fashion. If such key components become unavailable, it is likely that we will experience delays, which could be significant, in production and delivery of our products unless and until we can otherwise procure the required component or components at competitive prices, if at all. The lack of availability of these components could have a materially adverse effect on us.

We believe that most of the key components required for the production of our products are currently available in sufficient quantities. We have experienced long component lead times in the past, but have experienced improved lead times on many products. Even though we have purchased more of these "longer-lead-time" parts to ensure continued delivery of products, reduction in these inventories have tracked with the reduction of lead times. Suppliers of some of these components are currently or may become our competitors, which might also affect the availability of key components. It is possible that other components required in the future may necessitate custom fabrication in accordance with specifications developed or to be developed by us. Also, in the event we, or any of the manufacturers whose products we expect to utilize in the manufacture of our products, are unable to develop or acquire components in a timely fashion, our ability to achieve production yields, revenues and net income may be adversely affected.

Software Risks

We have developed custom software for our products and have licensed additional software from third parties. This software may contain undetected errors, defects or bugs. Although we have not suffered significant harm from any errors or defects to date, we may discover significant errors or defects in the future that we may or may not be able to fix or fix in a timely or cost effective manner. Our inability to do so could harm our business.

Manufacturing Process Risks

While we have substantial experience in designing and manufacturing our products, we may still experience technical difficulties and delays with the manufacturing of our products. Potential difficulties in the design and manufacturing process that could be experienced by us include difficulty in meeting required specifications, difficulty in achieving necessary manufacturing efficiencies, and difficulties in obtaining materials on a timely basis.

Reliance on Efficiency of Distribution and Third Parties

Our financial performance is dependent in part on our ability to provide prompt, accurate, and complete services to customers on a timely and competitive basis. Delays in distribution in our day-to-day operations or material increases in our costs of procuring and delivering products could have an adverse effect on our results of operations. Any failure of either our computer operating systems, the Internet or our telephone system could adversely affect our ability to receive and process customers' orders and ship products on a timely basis. Strikes or other service interruptions affecting Federal Express Corporation, United Parcel Service of America, Inc., or other common carriers we use to receive necessary components or other materials or to ship our products also could impair our ability to deliver products on a timely and cost-effective basis.

Lack of Patent Protection

We currently rely primarily on a combination of trade secret, copyright, trademark, and nondisclosure agreements to establish and protect our proprietary rights in our products. There can be no assurance that others will not independently develop similar technologies, or duplicate or design around aspects of our technology. We believe that our products and other proprietary rights do not infringe any proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims in the future. Such claims could divert management's attention and be expensive, regardless of their merit. In the event of a claim, we might be required to license third party technology or redesign our products, which may not be possible or economically feasible.

Government Funding and Regulation

In the conferencing market, we are dependent on government funding to place our distance learning sales and courtroom equipment sales. In the event government funding was stopped, these sales would be negatively impacted. Additionally, many of our products are subject to governmental regulations. New regulations could significantly adversely impact sales.

Dividends Unlikely

We have never paid cash dividends on our securities and do not intend to declare or pay cash dividends in the foreseeable future. Earnings are expected to be retained to finance and expand our business. Furthermore, our revolving line of credit prohibits the payment of dividends on our Common Stock.

Potential Dilutive Effect of Outstanding Options and Possible Negative Effect of Future Financing

We have outstanding options issued under our 1990 Incentive Plan and the 1998 Stock Option Plan, which include options to purchase up to 3,200,000 shares of Common Stock granted or available for grant. As of September 30, 2001, the Plans have 1,957,798 options outstanding. Holders of these options are given an opportunity to profit from a rise in the market price of our Common Stock with a resulting dilution in the interests of the other stockholders. The holders of the options may exercise them at a time when we might be able to obtain additional capital through a new offering of securities on terms more favorable than those provided therein.

Dependence Upon Key Employees

We are substantially dependent upon certain of our employees,  including Frances
M. Flood, President and Chief Executive Officer and a director and shareholder. The loss of Ms. Flood could have a material adverse effect on us. We currently have in place a key person life insurance policy on the life of Ms. Flood in the amount of $5,000,000.

Possible Control by Officers and Directors

Our officers and directors  together had beneficial  ownership of  approximately
26.9 percent of our Common Stock (including options that are currently exercisable or exercisable within sixty (60) days) as of November 1, 2001. This significant holding in the aggregate places the officers and directors in a position, when acting together, to effectively control us and could delay or prevent a change in control.

Collectability of Outstanding Receivables

We  grant  credit  without  requiring  collateral  to  substantially  all of our
customers.   Although  the  possibility  of  a  large  percentage  of  customers defaulting exists, we believe this scenario to be highly unlikely.

International Sales and Related Risks

International sales represent a significant portion of our total revenue. For example, international sales represented 11 percent of our total sales for the first quarter of fiscal 2002 and 12 percent for the first quarter of fiscal 2001. If we are unable to maintain international market demand, our results of operations could be materially harmed. Our international business is subject to the financial and operating risks of conducting business internationally, including: unexpected changes in, or imposition of, legislative or regulatory requirements; fluctuating exchange rates, tariffs and other barriers; difficulties in staffing and managing foreign subsidiary operations; export restrictions; greater difficulties in accounts receivable collection and longer payment cycles; potentially adverse tax consequences; and potential hostilities and changes in diplomatic and trade relationships.

During October 2000, we established Gentner Communications EuMEA GmbH, a wholly owned subsidiary headquartered in Nuremberg, Germany. The subsidiary began operations during December 2000. Gentner EuMEA focuses on distribution, technical support, and training in Europe, the Middle East and Africa.

Our sales in the international market are denominated in U.S. Dollars and, Gentner EuMEA transacts business in U.S. Dollars; however, its financial statements are prepared in the Euro according to German accounting principles. Consolidation of Gentner EuMEA's financial statements with ours, under United States generally accepted accounting principles, requires remeasurement to U.S. Dollars which is subject to exchange rate risks.

Euro Conversion

On January 1, 1999, eleven member countries of the European Union established fixed conversion rates between their existing currencies ("legal currencies") and one common currency, the Euro. The Euro is now trading on currency exchanges and may be used in certain transactions such as electronic payments. Beginning in January 2002, new Euro-denominated notes and coins will be used, and legacy currencies will be withdrawn from circulation. The conversion to the Euro has eliminated currency exchange rate risk for transactions between the member countries, which for us primarily consists of sales to certain customers and payments to certain suppliers. We are currently addressing the issues involved with the new currency, which include converting information technology systems, recalculating currency risk, and revising processes for preparing accounting and taxation records. Based on the work completed so far, we do not believe the Euro conversion will have a significant impact on the results of our operations or cash flows.

New Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS 141 establishes new standards for accounting and reporting requirements for business combinations and supersedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interest method is now prohibited. The statement applies to any business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later, modifies the criteria for recognizing intangible assets and expands disclosure requirements. We are continuing to evaluate the impact of this statement on our financial statements.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 eliminates amortization of goodwill and intangible assets with indefinite lives and instead sets forth methods to periodically evaluate goodwill for impairment. SFAS No. 142 provides guidance for testing goodwill and intangible assets that will not be amortized for impairment. The amortization provisions of Statement 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt Statement 142 in their fiscal year beginning after December 15, 2001 (i.e., January 1, 2002 for calendar year companies). Early adoption is permitted for companies with fiscal years beginning after March 15, 2001 provided that their first quarter financial statements have not been issued. We plan to adopt this statement on July 1, 2002 and, as such, we are continuing to evaluate the impact of this statement on our financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations and Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that opinion). This Statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the consolidation for a subsidiary for which control is likely to be temporary. We are required to adopt SFAS No. 144 effective July 1, 2002. We are currently evaluating the impact of this statement on our financial statements.


                          QUALITATIVE AND QUANTITATIVE
                          DISCOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. Changes in these factors could cause fluctuations in the results of our operations and cash flows. In the ordinary course of business, we are exposed to foreign currency and interest rate risks. These risks primarily relate to the sale of products and services to foreign customers and changes in interest rates on our capital leases.

We currently have limited market-risk-sensitive instruments related to interest rates. Our capital lease obligations total $167,000 at September 30, 2001. We do not have significant exposure to changing interest rates on these capital leases because interest rates for the majority of the capital leases are fixed. We have not undertaken any additional actions to cover interest rate market risk and are not a party to any other interest rate market risk management activities. A hypothetical 10 percent change in market interst rates of the next year would not impact our earnings or cash flows as the interest rates on the majority of the capital leases are fixed.

We do not purchase or hold any derivative financial instruments for trading purposes.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

        (a)     Exhibits
                --------

EXHIBIT
NUMBER            DESCRIPTION
------            -----------

3.1(1) Articles of Incorporation and all amendments thereto through March 1, 1988. (Page 10) (incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1989)
3.2(1)            Amendment  to Articles of  Incorporation,  dated July 1, 1991.
                  (Page 65) (incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991)
3.3(1) Bylaws, as amended on August 24, 1993. (Page 16) (incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1993)

1 Denotes exhibits specifically incorporated into this Form 10-Q by reference, pursuant to Regulation S-K, Item 10. These documents are located under File No. 0-17219 and are located at the Securities and Exchange Commission, Public Reference Branch, 450 South 5th St., N.W., Washington, DC 20549.


        (b)     Reports on Form 8-K
                -------------------

A report on Form 8-K was filed on October 18, 2001, to announce the purchase of Ivron Systems, Ltd.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    GENTNER COMMUNICATIONS CORPORATION


                                    /s/ Randall J. Wichinski
                                    --------------------------------------------
                                    Randall J. Wichinski
                                    Chief Financial Officer and Vice President


Date:  November 12, 2001