Form 10-Q
period 2001-12-31
CLEARONE COMMUNICATIONS INC
filed 2002-02-14
CIK 840715

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2001
                                               -----------------

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from _______________ to _______________

                         Commission file number: 0-17219

                          CLEARONE COMMUNICATIONS, INC.
                          -----------------------------
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


                       GENTNER COMMUNICATIONS CORPORATION
         (Former name, former address and former fiscal year, if changed since last report.)


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

      Class of Common Stock                             February 1, 2002
        $0.001 par value                                10,156,255 shares

                          CLEARONE COMMUNICATIONS, INC.

                                      INDEX


                                                                         Page
                                                                        Number

       PART I - FINANCIAL INFORMATION

         Item 1. Consolidated Financial Statements

                 Consolidated Balance Sheets
                  December 31, 2001 (unaudited) and June 30, 2001......... 3


                 Consolidated Statements of Income
                  Three Months Ended December 31, 2001 and
                  2000 (unaudited)........................................ 4


                 Consolidated Statements of Income
                  Six Months Ended December 31, 2001 and
                  2000 (unaudited)........................................ 5


                 Consolidated Statements of Cash Flows
                  Six Months Ended December 31, 2001 and
                  2000 (unaudited)........................................ 6


                 Notes to Consolidated Financial Statements............... 7


         Item 2. Management's Discussion and Analysis of Plan
                 of Operation.............................................14

         Item 3. Qualitative and Quantitative Disclosure about
                 Market Risk..............................................22



       PART II - OTHER INFORMATION

         Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS................24

         Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......24

         Item 6. Exhibits and Reports on Form 8-K.........................24

                         PART I - FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

                          CLEARONE COMMUNICATIONS, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                            (Unaudited)
                                                            December 31,    June 30,
                                                                2001          2001
                                                                ----          ----
                                ASSETS

Current assets:
    Cash and cash equivalents ...........................   $26,801,367   $ 6,852,243
    Accounts receivable, net ............................     8,349,028     7,212,970
    Note receivable - current portion ...................       257,964        71,423
    Inventory ...........................................     4,894,930     4,132,034
    Deferred tax assets .................................       247,402       247,402
    Prepaid expenses ....................................       805,055       779,648
                                                            -----------   -----------
        Total current assets ............................    41,355,746    19,295,720

Property and equipment, net .............................     3,855,540     3,696,615
Goodwill, net ...........................................     2,809,687     2,633,732
Note receivable - long term portion .....................     1,605,954     1,716,477
Other intangible assets, net ............................     7,840,646       181,722
Deposits and other assets ...............................        73,301        73,357
                                                            -----------   -----------

        Total assets ....................................   $57,540,874   $27,597,623
                                                            ===========   ===========


                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable ....................................   $ 1,585,340   $   568,782
    Accrued compensation and other benefits .............       424,706       410,416
    Income tax payable ..................................       253,219       421,749
    Other accrued expenses ..............................       739,609       719,112
    Current portion of capital lease obligations ........       101,506       181,827
                                                            -----------   -----------
        Total current liabilities .......................     3,104,380     2,301,886

Capital lease obligations ...............................        17,110        48,227
Deferred consideration - Ivron ..........................     2,129,648          --
Deferred tax liability ..................................       746,000       746,000
                                                            -----------   -----------
        Total liabilities ...............................     5,997,138     3,096,113

Shareholders' equity:

    Common stock, 50,000,000 shares authorized, par value
      $.001, 10,156,255 and 8,617,978 shares issued and
      outstanding at December 31, 2001 and June 30, 2001,
      respectively ......................................        10,156         8,618
    Additional paid-in capital ..........................    33,099,800     8,962,699
    Retained earnings ...................................    18,433,780    15,530,193
                                                            -----------   -----------
        Total shareholders' equity ......................    51,543,736    24,501,510
                                                            -----------   -----------

        Total liabilities and shareholders' equity ......   $57,540,874   $27,597,623
                                                            ===========   ===========

                             See accompanying notes


                          CLEARONE COMMUNICATIONS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                                    (Unaudited)
                                                                                Three Months Ended
                                                                                    December 31,
                                                                 ------------------------------------------------
                                                                          2001                       2000
                                                                          ----                       ----

Product sales ................................................   $  8,673,719    68.9%      $  6,880,993    71.1%
1-800 LETS MEET(R)sales ......................................      3,908,579    31.1%         2,799,390    28.9%
                                                                 ------------   -----       ------------   -----
    Total net sales ..........................................     12,582,298   100.0%         9,680,383    00.0%

Cost of goods sold - products ................................      3,260,119    37.6%         2,594,050    37.7%
Cost of goods sold - 1-800 LETS MEET(R) ......................      1,796,998    46.0%         1,377,108    49.2%
                                                                 ------------   -----       ------------   -----
    Total cost of goods sold .................................      5,057,117    40.2%         3,971,158    41.0%
                                                                 ------------   -----       ------------   -----

Gross profit .................................................      7,525,181    59.8%         5,709,225    59.0%

Operating expenses:
    Marketing and selling ....................................      2,762,726    21.9%         1,911,485    19.8%
    General and administrative ...............................      1,279,119    10.2%         1,405,979    14.5%
    Product development ......................................      1,169,573     9.3%           555,600     5.7%
                                                                 ------------   -----       ------------   -----
        Total operating expenses .............................      5,211,418    41.4%         3,873,064    40.0%
                                                                 ------------   -----       ------------   -----

        Operating income .....................................      2,313,763    18.4%         1,836,161    19.0%

Other income (expense):
    Interest income ..........................................         70,295     0.6%           104,340     1.1%
    Interest expense .........................................         (4,581)    0.0%           (10,761)   (0.1)%
    Other, net ...............................................         12,649     0.1%            14,598     0.1%
    (Loss) gain on foreign currency transactions .............        (12,730)   (0.1)%           10,550     0.1%
                                                                 ------------   -----       ------------   -----
        Total other income (expense) .........................         65,633     0.5%           118,727     1.2%
                                                                 ------------   -----       ------------   -----

Income from continuing operations before income taxes ........      2,379,396    18.9%         1,954,888    20.2%
Provision for income taxes ...................................        887,515     7.1%           752,477     7.8%
                                                                 ------------   -----       ------------   -----
    Income from continuing operations ........................      1,491,881    11.8%         1,202,411    12.4%

Discontinued operations:
Income from discontinued operations, net of applicable taxes
    of $200,748 in 2000 ......................................           --                      337,451
                                                                 ------------               ------------
        Net income ...........................................   $  1,491,881               $  1,539,862
                                                                 ============               ============

Basic earnings per common share from continuing operations ...   $       0.17               $       0.14
Diluted earnings per common share from continuing operations .   $       0.16               $       0.13

Basic earnings per common share from discontinued operations .   $       0.00               $       0.04
Diluted earnings per common share from discontinued operations   $       0.00               $       0.04

Basic earnings per common share ..............................   $       0.17               $       0.18
Diluted earnings per common share ............................   $       0.16               $       0.17






                             See accompanying notes


                          CLEARONE COMMUNICATIONS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                                   (Unaudited)
                                                                                 Six Months Ended
                                                                                    December 31,
                                                                 -------------------------------------------------
                                                                          2001                       2000
                                                                          ----                       ----

Product sales ................................................   $ 16,165,036    67.9%      $ 14,058,716    73.9%
1-800 LETS MEET(R)sales ......................................      7,637,645    32.1%         4,954,663    26.1%
                                                                 ------------   -----       ------------   -----
    Total net sales ..........................................     23,802,681   100.0%        19,013,379   100.0%

Cost of goods sold - products ................................      6,086,352    37.7%         5,230,194    37.2%
Cost of goods sold - 1-800 LETS MEET(R) ......................      3,552,742    46.5%         2,506,517    50.6%
                                                                 ------------   -----       ------------   -----
    Total cost of goods sold .................................      9,639,094    40.5%         7,736,711    40.7%
                                                                 ------------   -----       ------------   -----

Gross profit .................................................     14,163,587    59.5%        11,276,668    59.3%

Operating expenses:
    Marketing and selling ....................................      5,232,153    22.0%         3,823,572    20.1%
    General and administrative ...............................      2,558,786    10.7%         2,497,052    13.1%
    Product development ......................................      1,921,523     8.1%         1,040,495     5.5%
                                                                 ------------   -----       ------------   -----
        Total operating expenses .............................      9,712,462    40.8%         7,361,119    38.7%
                                                                 ------------   -----       ------------   -----

        Operating income .....................................      4,451,125    18.7%         3,915,549    20.6%

Other income (expense):
    Interest income ..........................................        178,383     0.7%           178,232     0.9%
    Interest expense .........................................         (9,615)    0.0%           (23,435)   (0.1)%
    Other, net ...............................................         42,636     0.2%            17,459     0.1%
    (Loss) gain on foreign currency transactions .............           (846)    0.0%            10,550     0.1%
                                                                 ------------   -----       ------------   -----
        Total other income (expense) .........................        210,558     0.9%           182,806     1.0%
                                                                 ------------   -----       ------------   -----

Income from continuing operations before income taxes ........      4,661,683    19.6%         4,098,355    21.6%
Provision for income taxes ...................................      1,758,096     7.4%         1,551,990     8.2%
                                                                 ------------   -----       ------------   -----
    Income from continuing operations ........................      2,903,587    12.2%         2,546,365    13.4%

Discontinued operations:
Income from discontinued operations, net of applicable taxes
    of $311,235 in 2000 ......................................           --                      523,175
                                                                 ------------               ------------
        Net income ...........................................   $  2,903,587               $  3,069,540
                                                                 ============               ============

Basic earnings per common share from continuing operations ...   $       0.33               $       0.30
Diluted earnings per common share from continuing operations .   $       0.31               $       0.28

Basic earnings per common share from discontinued operations .   $       0.00               $       0.06
Diluted earnings per common share from discontinued operations   $       0.00               $       0.06

Basic earnings per common share ..............................   $       0.33               $       0.36
Diluted earnings per common share ............................   $       0.31               $       0.34






                             See accompanying notes


                          CLEARONE COMMUNICATIONS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            (Unaudited)
                                                                         Six Months Ended
                                                                            December 31,
                                                                     ------------------------
                                                                         2001          2000
                                                                         ----          ----

Cash flows from operating activities:
   Net income from continuing operations.........................    $ 2,903,587   $ 2,546,365
   Adjustments to reconcile net income from continuing operations to net cash provided by continuing operating activities:
      Depreciation and amortization of property and equipment....        607,709       495,790
      Amortization of goodwill and other intangible assets.......        439,121       134,062
      Provision for bad debts....................................          3,629       460,724
      Changes in operating assets and liabilities:
         Accounts receivable.....................................     (1,121,730)   (1,430,755)
         Inventory...............................................       (154,896)   (1,243,654)
         Income taxes............................................       (168,530)    1,343,225
         Other current assets....................................         12,768      (606,545)
         Accounts payable and other accrued expenses.............        617,688       254,255
                                                                     -----------   -----------

           Net cash provided by continuing operating activities..      3,139,346     1,953,467

Cash flows from investing activities:
   Purchases of property and equipment...........................       (744,905)     (473,586)
   Purchase of business..........................................     (6,464,869)   (1,758,085)
                                                                     -----------   -----------

           Net cash used in investing activities.................     (7,209,774)   (2,231,671)

Cash flows from financing activities:
   Proceeds from issuance of common stock........................     23,853,585        10,718
   Exercise of employee stock options............................        338,018       181,967
   Repurchase of common stock....................................        (52,964)         --
   Principal payments on capital lease obligations...............       (119,087)     (127,863)
                                                                     -----------   -----------

           Net cash provided by financing activities.............     24,019,552        64,822
                                                                     -----------   -----------

Net increase (decrease) in cash from continuing operations.......     19,949,124      (213,382)
Net cash flow from discontinued operations.......................           --         565,975
Cash at the beginning of the year................................      6,852,243     5,374,996
                                                                     -----------   -----------

Cash at the end of the period....................................    $26,801,367   $ 5,727,589
                                                                     ===========   ===========

Supplemental disclosure of cash flow information:
   Income taxes paid.............................................    $(1,915,000)  $(1,280,000)
   Interest paid.................................................    $    (9,615)  $   (23,435)
   Consideration paid in stock for purchase of business..........    $      --     $ 2,000,013









                             See accompanying notes

                          CLEARONE COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Unaudited)

1.   Basis of Presentation

Effective January 1, 2002, Gentner Communications Corp. changed its name to ClearOne Communications Inc. ClearOne will continue to trade under the symbol GTNR until March 15, 2002. This is intended to help familiarize the financial community with the new name, after which ClearOne will trade under the symbol CLRO.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's 2001 Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for the full year.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS 141 establishes new standards for accounting and reporting requirements for business combinations and supersedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interest method is now prohibited. The statement applies to any business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later, modifies the criteria for recognizing intangible assets and expands disclosure requirements. The Company has adopted this statement in accounting for the acquisition of Ivron Systems, Ltd. as of October 3, 2001.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 eliminates amortization of goodwill and intangible assets with indefinite lives and instead sets forth methods to periodically evaluate goodwill for impairment. SFAS No. 142 provides guidance for testing goodwill and intangible assets that will not be amortized for impairment. The amortization provisions of Statement 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt Statement 142 in their fiscal year beginning after December 15, 2001 (i.e., January 1, 2002 for calendar year companies). Early adoption is permitted for companies with fiscal years beginning after March 15, 2001 provided that their first quarter financial statements have not been issued. The Company plans to adopt this statement on July 1, 2002 and, as such, the Company is continuing to evaluate the impact of this statement on its financial statements. Unamortized goodwill was approximately $2,810,000 as of December 31, 2001. Amortization of goodwill was approximately $67,600 and $135,200 for the three and six months ended December 31, 2001.

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

2.   Earnings Per Common Share

The following table sets forth the computation of basic and diluted net income per share:
                                                                                         Three months ended
                                                                                             December 31,
                                                                                    -----------------------------
                                                                                         2001            2000
                                                                                         ----            ----
Numerator:
    Income from continuing operations ...........................................   $   1,491,881   $   1,202,411
    Income from discontinued operations .........................................            --           337,451
                                                                                    -------------   -------------
    Net income ..................................................................   $   1,491,881   $   1,539,862
                                                                                    =============   =============
Denominator:
    Denominator for basic net income per share - weighted average shares ........       8,985,255       8,579,626
    Dilutive common stock equivalents using treasury stock method ...............         603,305         447,470
                                                                                    -------------   -------------
    Denominator for diluted net income per share - weighted average shares ......       9,588,560       9,027,096
                                                                                    =============   =============

Basic net income per share:
    Continuing operations .......................................................   $        0.17   $        0.14
    Discontinued operations .....................................................            0.00            0.04
                                                                                    -------------   -------------
Basic net income per share ......................................................   $        0.17   $        0.18
                                                                                    =============   =============
Diluted net income per share:
    Continuing operations .......................................................   $        0.16   $        0.13
    Discontinued operations .....................................................            0.00            0.04
                                                                                    -------------   -------------
Diluted net income per share ....................................................   $        0.16   $        0.17
                                                                                    =============   =============

                                                                                          Six months ended
                                                                                             December 31,
                                                                                    -----------------------------
                                                                                         2001            2000
                                                                                         ----            ----
Numerator:
    Income from continuing operations ...........................................   $   2,903,587   $   2,546,365
    Income from discontinued operations .........................................            --           523,175
                                                                                    -------------   -------------
    Net income ..................................................................   $   2,903,587   $   3,069,540
                                                                                    =============   =============
Denominator:
    Denominator for basic net income per share - weighted average shares ........       8,800,239       8,567,730
    Dilutive common stock equivalents using treasury stock method ...............         568,266         461,887
                                                                                    -------------   -------------
    Denominator for diluted net income per share - weighted average shares ......       9,368,505       9,029,617
                                                                                    =============   =============

Basic net income per share:
    Continuing operations .......................................................   $        0.33   $        0.30
    Discontinued operations .....................................................            0.00            0.06
                                                                                    -------------   -------------
Basic net income per share ......................................................   $        0.33   $        0.36
                                                                                    =============   =============
Diluted net income per share:
    Continuing operations .......................................................   $        0.31   $        0.28
    Discontinued operations .....................................................            0.00            0.06
                                                                                    -------------   -------------
Diluted net income per share ....................................................   $        0.31   $        0.34
                                                                                    =============   =============

3.   Comprehensive Income

Comprehensive income for the three-month and six-month periods ended December 31, 2001 and 2000 was equal to net income.

4.   Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and these accompanying notes. Actual results could differ from those estimates.

5.   Inventory

Inventory is summarized as follows:
                                                  (Unaudited)
                                                  December 31,       June 30,
                                                     2001              2001
                                                     ----              ----

        Raw Materials                            $ 2,842,694       $ 2,500,098
        Work in progress                              17,808           195,149
        Finished Goods                             2,034,428         1,436,787
                                                 -----------       -----------

               Total inventory                   $ 4,894,930       $ 4,132,034
                                                  ==========        ==========



Total inventory is net of a reserve for obsolete and slow-moving inventory of $337,000 at December 31, 2001 and $226,000 at June 30, 2001.


6.   Stock Options

The following table shows the changes in stock options outstanding.

                                                                 Weighted
                                                     Number       Average
                                                    of Shares  Exercise Price
                                                    ---------  --------------

Options outstanding as of June 30, 2001............ 1,750,798    $   8.37
Options granted....................................   250,000    $  11.47
Options exercised..................................   (18,000)   $  11.15
Options expired & canceled.........................   (25,000)   $  14.00
                                                    ---------     -------

Options outstanding as of September 30, 2001....... 1,957,798    $   8.67

Options granted....................................    52,000    $  28.20
Options exercised..................................   (25,069)   $   7.56
Options expired & canceled.........................  (223,750)   $  14.18
                                                    ---------     -------

Options outstanding as of December 31, 2001........ 1,760,979    $   8.43
                                                    =========     =======

7.   Segment Reporting

As a result of the Company's April 2001 sale of its remote control product line, the Company has changed how it evaluates its operations internally, resulting in a change in its reported segments from those reported in its Forms 10-Q for fiscal 2001. Subsequent to the disposal, the Company operates in two distinct segments - Products and 1-800 LETS MEET(R). The Products segment includes products for conferencing; sound reinforcement; broadcast telephone interface; assistive listening applications; and, technical services related to the Company's products. The 1-800 LETS MEET(R) segment includes operator-assisted conferencing; on-demand, reservationless conference calling; Webconferencing; and, audio and video streaming. Information for the prior years has been reclassified to conform to this new method of evaluating segments and to show continuing and discontinued operations.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies included in the Company's 2001 Annual Report on Form 10-K.

The Company's reportable segments are strategic business units that offer products and services to satisfy different customer needs. They are managed separately because each segment requires focus and attention on its distinct market and distribution channels.

The following table summarizes the segment information:

                                                                  1-800 LETS         Company
                                                 Products           MEET(R)           Totals
                                                 --------           -------           ------

Quarter Ended December 31, 2001:
-------------------------------

Net sales                                      $ 8,673,719       $ 3,908,579       $12,582,298
Cost of goods sold                               3,260,119         1,796,998         5,057,117
                                               -----------       -----------       -----------
Gross profit                                     5,413,600         2,111,581         7,525,181

Marketing and selling                            1,991,235           771,491         2,762,726
General and administrative                         756,443           522,676         1,279,119
Product development                              1,169,573              --           1,169,573
                                               -----------       -----------       -----------
Total operating expenses                         3,917,251         1,294,167         5,211,418

Operating income                                 1,496,349           817,414         2,313,763
Other income                                                                            65,633
                                                                                   -----------
Income from continuing operations
    before income taxes                                                              2,379,396
Provision for income taxes                                                            (887,515)
                                                                                   -----------
Net income from continuing operations                                              $ 1,491,881
                                                                                   ===========

Quarter Ended December 31, 2000:
-------------------------------

Net sales                                      $ 6,880,993       $ 2,799,390       $ 9,680,383
Cost of goods sold                               2,594,050         1,377,108         3,971,158
                                               -----------       -----------       -----------
Gross profit                                     4,286,943         1,422,282         5,709,225

Marketing and selling                            1,323,725           587,760         1,911,485
General and administrative                       1,137,143           268,836         1,405,979
Product development                                555,600              --             555,600
                                               -----------       -----------       -----------
Total operating expenses                         3,016,468           856,596         3,873,064

Operating income                                 1,270,475           565,686         1,836,161
Other income                                                                           118,727
                                                                                   -----------
Income from continuing operations
    before income taxes                                                              1,954,888
Provision for income taxes                                                            (752,477)
                                                                                   -----------
Income from continuing operations                                                    1,202,411

Income from discontinued operations,
    net of applicable taxes of $200,748                                                337,451
                                                                                   -----------

Net income                                                                         $ 1,539,862
                                                                                   ===========


                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                                  1-800 LETS         Company
                                                 Products           MEET(R)           Totals
                                                 --------           -------           ------

Year-to-Date At December 31, 2001:

Net sales                                     $ 16,165,036       $ 7,637,645       $23,802,681
Cost of goods sold                               6,086,352         3,552,742         9,639,094
                                               -----------       -----------       -----------
Gross profit                                    10,078,684         4,084,903        14,163,587

Marketing and selling                            3,653,800         1,578,353         5,232,153
General and administrative                       1,481,098         1,077,688         2,558,786
Product development                              1,921,523              --           1,921,523
                                               -----------       -----------       -----------
Total operating expenses                         7,056,421         2,656,041         9,712,462

Operating income                                 3,022,263         1,428,862         4,451,125
Other income                                                                           210,558
                                                                                   -----------
Income from continuing operations
    before income taxes                                                              4,661,683
Provision for income taxes                                                          (1,758,096)
                                                                                   -----------

Net income from continuing operations                                              $ 2,903,587
                                                                                   ===========

Year-to-Date At December 31, 2000:

Net sales                                     $ 14,058,716       $ 4,954,663       $19,013,379
Cost of goods sold                               5,230,194         2,506,517         7,736,711
                                               -----------       -----------       -----------
Gross profit                                     8,828,522         2,448,146        11,276,668

Marketing and selling                            2,581,021         1,242,551         3,823,572
General and administrative                       1,848,283           648,769         2,497,052
Product development                              1,040,495              --           1,040,495
                                               -----------       -----------       -----------
Total operating expenses                         5,469,799         1,891,320         7,361,119

Operating income                                 3,358,723           556,826         3,915,549
Other income                                                                           182,806
                                                                                   -----------
Income from continuing operations
    before income taxes                                                              4,098,355
Provision for income taxes                                                          (1,551,990)
                                                                                   -----------
Income from continuing operations                                                    2,546,365

Income from discontinued operations,
    net of applicable taxes of $311,235                                                523,175
                                                                                   -----------

Net income                                                                         $ 3,069,540
                                                                                   ===========

8.   Purchase of Ivron Systems, Ltd.

On October 3, 2001, the Company through its wholly owned subsidiary, Gentner Ventures, Inc., purchased all of the issued and outstanding shares of Ivron Systems, Ltd., of Dublin, Ireland ("Ivron"). Ivron was a privately-held developer of video conferencing technology and equipment. The Company anticipates that this acquisition will help position the Company to develop competitive video products, enhance audio sales, and successfully enter the video conferencing market. Following the closing, Michael Peirce, the former chairman of Ivron, was appointed to ClearOne's board of directors. In addition, a majority of the Ivron employees remained with the Company.

At the closing, each of the six Ivron shareholders received approximately US$1.12 per Ivron common share. There were 5,366,637 Ivron common shares outstanding at the time. After June 30, 2002, each former Ivron shareholder will also receive approximately .08 shares of the Company's common stock for each Ivron share previously held, provided that certain video product development contingencies are met. The Company expects that these contingencies could be met early in fiscal year 2003. Thereafter, for the Company's completed fiscal years 2003 and 2004, the former Ivron shareholders may share in up to US$17,000,000 of additional cash consideration provided that the Company achieves certain EPS targets. To the extent that these video product development contingencies and EPS targets are met, any amounts paid would be treated as additional purchase consideration in accordance with SFAS No. 141, APB No. 16, "Business Combinations," and EITF Issue No. 95-8, "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination."

As part of the transaction, all outstanding options to purchase Ivron shares were cancelled in consideration for an aggregate cash payment of US$650,000 to the optionees. In addition, the former Ivron optionees who remain with the Company are eligible to participate in a cash bonus program that will pay bonuses based on the performance of the Company in fiscal years 2003 and 2004. The maximum amount payable under this bonus program is an aggregate of US$1,000,000.

The total value of the consideration paid, $6,650,000 in cash through December 31, 2001, was determined based on arm's length negotiations between the Company and the Ivron shareholders, that took into account a number of factors of the business including historic revenues, operating history, products, intellectual property and other factors. The Company also incurred approximately $274,000 of direct acquisition costs.

As of the acquisition date, the Company acquired tangible assets consisting primarily of accounts receivable, inventory, and property and equipment of approximately $762,000. The Company assumed liabilities consisting primarily of trade accounts payable, accrued compensation and other accrued liabilities of approximately $437,000. The Company also acquired cash of approximately $459,000. Based upon a preliminary evaluation performed by an independent valuation specialist, the Company acquired intangible assets, primarily developed technology, of approximately $8,000,000. As such, the fair value of the net assets acquired by the Company totaled approximately $8,780,000. This is compared to the cash consideration paid through December 31, 2001 to acquire Ivron of $6,650,000. Because the fair value of the acquired assets exceeds the cash consideration paid, and because additional purchase price consideration may be issued upon resolution of certain contingencies, pursuant to SFAS No. 141, the Company has recorded a liability representing deferred consideration of approximately $2,130,000 as of December 31, 2001.

The Company has recorded intangible assets of $8,000,000 related to acquired core technology and goodwill of $274,000 related to its direct acquisition costs. These allocations are subject to change based upon the final evaluation by the independent valuation specialist and resolution of the purchase price contingencies. Based upon the preliminary evaluation of the independent valuation specialist, the useful lives of the technology are 3 years for $300,000 and 7 years for $7,700,000. As such, amortization of $300,000 has been recorded for the three months ended December 31, 2001. In accordance with SFAS No. 142, no amortization has been recorded for goodwill. Management and the independent valuation specialist continue to evaluate the useful lives of the components of the technology based upon the Company's assessment of the period of time over which the technology is expected to contribute to the cash flows of the Company. As such, the preliminary useful lives used to calculate amortization for the three months ended December 31, 2001 are subject to change, but represent management's best estimate of the useful lives as of December 31, 2001.

The operations of Ivron are included in the statement of income for the period from October 3, 2001 to December 31, 2001. The following pro forma combined financial information reflects operations as if the acquisition of Ivron had occurred as of July 1, 2000. The pro forma combined financial information is presented for illustrative purposes only, does not purport to be indicative of the Company's results of operations as of the date hereof, and is not indicative necessarily of what the Company's actual results of operations would have been had the acquisition been consummated on such date.

                                                                                  Three months ended
                                                                                     December 31,
                                                                                     ------------
                                                                                 2001           2000
                                                                                 ----           ----

    Net revenue from continuing operations.................................. $ 12,582,299   $  9,942,383
                                                                             ============   ============
    Net income from continuing operations................................... $  1,491,881   $    222,435
                                                                             ============   ============
    Net income per share - basic from continuing operations................. $       0.17   $       0.03
    Net income per share - dilutive from continuing operations.............. $       0.16   $       0.02


                                                                                  Six months ended
                                                                                    December 31,
                                                                                    ------------
                                                                                 2001          2000
                                                                                 ----          ----

    Net revenue from continuing operations.................................. $ 23,849,245   $ 19,515,379
                                                                             ============   ============
    Net income from continuing operations................................... $  1,202,720   $    726,613
                                                                             ============   ============
    Net income per share - basic from continuing operations................. $       0.14   $       0.08
    Net income per share - dilutive from continuing operations.............. $       0.13   $       0.08


9.   Stock Repurchase Program

During April 2001, the Company announced that its board of directors had approved a stock repurchase program to purchase up to 500,000 shares of the Company's common stock over the next six months on the open market or in private transactions. During the fourth quarter of fiscal year 2001, the Company repurchased 15,300 shares on the open market. During the first quarter of fiscal year 2002, the Company repurchased 5,000 shares on the open market. During the second quarter of fiscal year 2002, the Company did not repurchase any shares on the open market. All repurchased shares were retired. The stock repurchase program expired in October 2001.


10.  Private Placement

On December 11, 2001, the Company closed a private placement of 1,500,000 shares of common stock. Gross proceeds from the private placement were $25,500,000, before costs and expenses associated with this transaction which totaled approximately $1,650,000.


11.  Subsequent Event - Definitive Merger Agreement to Acquire E.mergent

On January 21, 2002, the Company signed a definitive merger agreement to acquire E.mergent, Inc. (Nasdaq: EMRT), a provider of video conferencing products and related services. Under the terms of the agreement, E.mergent will merge into a subsidiary of the Company. The Company will pay $7.3 million in cash and will issue, or reserve for issuance upon the exercise of assumed stock options, 873,000 shares of the Company's common stock in exchange for all of E.mergent's fully diluted equity, including all outstanding E.mergent stock options to be assumed by the Company in connection with the merger. The actual amount of cash and the Company's shares exchanged for each outstanding E.mergent share will depend on the number of E.mergent shares outstanding at the time of the merger. The transaction will be accounted for as a purchase. Completion is subject to approval by E.mergent's stockholders and other closing conditions. Further information about the proposed merger is available in the Company's Form 8-K and registration statement on Form S-4, both filed with the Securities and Exchange Commission on February 6, 2002. The registration statement, which is intended to register the ClearOne common stock shares to be issued in the merger, is currently under review by the Securities and Exchange Commission. The Company presently anticipates that, if all conditions to completion of the merger are met, the merger may be completed some time in the fourth quarter of fiscal 2002.

The Company also issued warrants to purchase 150,000 shares of its common stock to its financial advisor. Such warrants were valued at approximately $1,556,000 using the Black Scholes method.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

General

Effective January 1, 2002, we changed our name to ClearOne Communications Inc. We will continue to trade under the symbol GTNR until March 15, 2002. This is intended to help familiarize the financial community with our new name, after which we will trade under the symbol CLRO.

We develop, manufacture, market and distribute products and services for the conferencing equipment, conferencing services, and broadcast markets. In the fourth quarter of fiscal year 2001, we changed our reportable operating segments to reflect how we evaluate our operating performance and allocate resources. Prior to the fourth quarter of fiscal year 2001, our reportable segments included RFM/Broadcast, Conferencing Products, Conferencing Services and Other. On April 12, 2001, we sold the assets of the remote control portion of the RFM/Broadcast division. Subsequent to this disposal, we report two segments - Products and 1-800 LETS MEET(R). In the Products segment, we have applied our core digital technology to the development of products for conferencing, sound reinforcement, assistive listening and broadcast applications. During fiscal 2001, we introduced the PSR1212, the XAP(TM) 800, the ClearOne(R) conference phone, and the VRC2500. As a result of our acquisition of Ivron Systems, Ltd. ("Ivron") on October 2001, we introduced the VuLink during the second quarter of fiscal 2002. These new products contributed to a 26.1% increase in product-based revenues in the second quarter of 2002 compared to the second quarter of fiscal 2001 and a 15.0% increase for the six-month period ended December 31, 2001 compared to the six-month period ended December 31, 2000. In the 1-800 LETS MEET(R) segment, we provide operator-assisted conferencing; on-demand, reservationless conference calling; Webconferencing; and audio and video streaming. We focus on increasing sales in this segment by adding to our direct sales force, and by engaging new resellers and new private label accounts. These efforts contributed to a 39.6% increase in service-based revenues in the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001 and a 54.2% increase for the six-month period ended December 31, 2001 compared to the six-month period ended December 31, 2000. The 1-800 LETS MEET(R) segment includes revenues and expenses from the conferencing service bureau called 1-800 LETS MEET(R) as well as other private label business conducted by us.

Purchase of Ivron Systems, Ltd.

As we previously announced, on October 3, 2001, we purchased all of the issued and outstanding shares of Ivron. Ivron was, at the time of the purchase, a privately-held developer of video conferencing technology and equipment with executive offices in Dublin, Ireland. As a result of the acquisition, we acquired a product already being sold by Ivron, the VuLink video conferencing product. We currently plan to operate Ivron as an indirect wholly-owned subsidiary and continue its focus on developing new video conferencing products. We anticipate that this acquisition will help position us to develop competitive video products, enhance audio sales, and successfully enter the video conferencing market. Following the closing, Michael Peirce, the former chairman of Ivron, was appointed to our board of directors. In addition, a majority of the Ivron employees remained with us.

The total value of the consideration paid in the acquisition through December 31, 2001, is $6,650,000 in Cash. After June 30, 2002, each former Ivron shareholder will also receive approximately .08 shares of our common stock for each Ivron share previously held, provided that certain video product development contingencies are met. We expect that these contingencies could be met early in fiscal year 2003. Thereafter, for our completed fiscal years 2003 and 2004, the former Ivron shareholders may share in up to US$17,000,000 of additional cash consideration provided that we achieve certain EPS targets. To the extent that these video product development contingencies and EPS targets are met, any amounts paid would be treated as additional purchase consideration in accordance with SFAS No. 141, APB No. 16, "Business Combinations," and EITF Issue No. 95-8, "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination." We also incurred approximately $274,000 of direct acquisition costs.

As of the acquisition date, we acquired tangible assets consisting primarily of accounts receivable, inventory, and property and equipment of approximately $762,000. We assumed liabilities consisting primarily of trade accounts payable, accrued compensation and other accrued liabilities of approximately $437,000. We also acquired cash of approximately $459,000. Based upon a preliminary evaluation performed by an independent valuation specialist, we acquired intangible assets, primarily developed technology, of approximately $8,000,000. As such, the fair value of the net assets acquired by us totaled approximately $8,780,000. This is compared to the cash consideration paid through December 31, 2001 to acquire Ivron of $6,650,000. Because the fair value of the acquired assets exceeds the cash consideration paid, and because additional purchase price consideration may be issued upon resolution of certain contingencies, pursuant to SFAS No. 141, we have recorded a liability representing deferred consideration of approximately $2,130,000 as of December 31, 2001.

We have recorded intangible assets of $8,000,000 related to acquired core technology and goodwill of $274,000 related to its direct acquisition costs. These allocations are subject to change based upon the final evaluation by the independent valuation specialist and resolution of the purchase price contingencies. Based upon the preliminary evaluation of the independent valuation specialist, the useful lives of the technology are 3 years for $300,000 and 7 years for $7,700,000. As such, amortization of $300,000 has been recorded for the three months ended December 31, 2001. In accordance with SFAS No. 142, no amortization has been recorded for goodwill. Management and the independent valuation specialist continue to evaluate the useful lives of the components of the technology based upon our assessment of the period of time over which the technology is expected to contribute to our cash flows. As such, the preliminary useful lives used to calculate amortization for the three months ended December 31, 2001 are subject to change, but represent our best estimate of the useful lives as of December 31, 2001.

Private Placement

On December 11, 2001, we closed a private placement of 1,500,000 shares of common stock. Gross proceeds from the private placement were $25,500,000, before costs and expenses associated with this transaction which totaled approximately $1,650,000. We also filed a Form S-3 registration statement with the Securities and Exchange Commission to allow the public resale of such shares. We plan to use the proceeds from the private placement for general corporate purposes, the funding of the proposed merger with E.mergent, Inc. described below, and the funding of other future acquisitions in furtherance of our strategy of considering suitable acquisitions to grow and diversify our business. The Company also issued warrants to purchase 150,000 shares of its common stock to its financial advisor. Such warrants were valued at approximately $1,556,000 using the Black Scholes method. See "Subsequent Event - Definitive Merger Agreement to Acquire E.mergent".

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

Summary operating results of the discontinued operations are as follows:

                                                                  Quarter Ended December 31,
                                                                  --------------------------
                                                                      2001            2000
                                                                      ----            ----

    Net sales............................................        $        -      $  931,365
    Cost of goods sold...................................                 -         281,238
    Marketing and selling................................                 -          76,022
    Product development..................................                 -          35,906
                                                                 ----------      ----------
    Income from discontinued operations before income taxes               -         538,199
    Provision for income taxes...........................                 -        (200,748)
                                                                 ----------      ----------
    Income from discontinued operations..................        $        -      $  337,451
                                                                 ==========      ==========

    Basic earnings per share from discontinued operations        $     0.00      $     0.04
    Diluted earnings per share from discontinued operations      $     0.00      $     0.04

                                                                Year-to-Date Ended December 31,
                                                                -------------------------------
                                                                      2001            2000
                                                                      ----            ----

    Net sales............................................        $        -      $1,627,827
    Cost of goods sold...................................                 -         542,509
    Marketing and selling................................                 -         171,759
    Product development..................................                 -          79,149
                                                                 ----------      ----------
    Income from discontinued operations before income taxes               -         834,410
    Provision for income taxes...........................                 -        (311,235)
                                                                 ----------      ----------
    Income from discontinued operations..................        $        -      $  523,175
                                                                 ==========      ==========

    Basic earnings per share from discontinued operations        $     0.00      $     0.06
    Diluted earnings per share from discontinued operations      $     0.00      $     0.06

Consolidated Results of Continuing Operations

Sales from continuing operations in the second quarter of fiscal 2002 increased 30.0% to $12,582,298 from $9,680,383 in the second quarter of fiscal 2001. Sales from continuing operations for the six-month period ended December 31, 2001 increased 25.2% to $23,802,681 from $19,013,379 for the six-month period ended December 31, 2000.

Product revenues grew 26.1% in the second quarter of fiscal 2002 to $8,673,719 from $6,880,993 in the second quarter of fiscal 2001. Product revenues increased 15.0% for the first six months of fiscal 2002 to $16,165,036 from $14,058,716 for the first six months of fiscal 2001. This increase was mainly due to continued success of the Audio Perfect(R) product line, as well as the introduction of new products, including the PSR1212, the XAP(TM) 800 and the VuLink. The Audio Perfect(R) product line began shipping in April of 1998 with the AP800, and also includes the AP10, the AP400, AP Tools, the AP IR Remote, and the APV200-IP. During the second quarter of fiscal 2001, we began shipping the PSR1212, a digital matrix mixer for the sound reinforcement marketplace. During the fourth quarter of fiscal 2001, we introduced our next generation audio product--the XAP(TM) 800. Sales of these products have continued strongly into fiscal 2002. Examples of typical applications using our products are corporate conference rooms, distance learning rooms, and courtrooms. We have realized more of the revenue associated with such applications as a result of this expanded product line. Product revenues also include telephone interface products, which are used to connect telephone line audio to broadcast audio equipment, and assistive listening products, which provide enhanced audio for people with hearing difficulties.

The 1-800 LETS MEET(R) segment experienced sales growth of 39.6% in the second quarter of fiscal 2002 as compared to the second quarter of fiscal 2001. Revenues were $3,908,579 for the three-month period ended December 31, 2001 as compared to $2,799,390 for the three-month period ended December 2000. Revenues increased 54.2% for the first two quarters of fiscal 2002 to $7,637,645 from $4,954,663 for the first two quarters of fiscal 2001. We attributed the growth in sales in this segment to an increased customer base due in part to an increase in sales staff for marketing conference calling services, an increase in resellers selling our services, and an overall increase in market size during the past year. Our conference calling services are being marketed not only to corporate clients but also to telephone service providers for resale.

Our gross profit margin from continuing operations was 59.8% in the second quarter of fiscal 2002 compared to 59.0% in the second quarter of fiscal 2001. Our gross profit margin from continuing operations was 59.5% for the six-month period ended December 31, 2001 compared to 59.3% for the six-month period ended December 31, 2000. The increase in gross profit margins was driven by an increase in service segment gross margins. Service segment margins increased as a result of effective price negotiations for lower network charges.

Our operating expenses increased 34.6% comparing the second quarter of fiscal 2002 to the second quarter of fiscal 2001. Continuing operations expense for the second quarter of fiscal 2002 were $5,211,418, as compared to $3,873,064 for the second quarter of fiscal 2001. Continuing operations expense increased 31.9% for the six-month period ended December 31, 2001 to $9,712,462 from $7,361,119 for the six-month period ended December 31, 2000.

Marketing and selling expenses for the second quarter of fiscal 2002 were $2,762,726 as compared to $1,911,485 for the second quarter of fiscal 2001. As a percentage of revenues, marketing and selling expenses increased to 21.9% for the second quarter of fiscal 2002, compared to 19.8% for the second quarter of fiscal 2001. Marketing and selling expenses for the first six months of fiscal 2002 were $5,232,153 as compared to $3,823,572 for the first six months of fiscal 2001. As a percentage of revenues, marketing and selling expenses increased to 22.0% for the six-month period ended December 31, 2001, compared to 20.1% for the six-month period ended December 31, 2000. The year-over-year increase in marketing and selling expenses was primarily due to our commitment to increase resources for marketing and selling to increase momentum for our new products.

Product development expenses increased 110.5% when comparing the second quarter of fiscal 2002 to the second quarter of fiscal 2001. Product development expenses for the second quarter of fiscal 2002 were $1,169,573, as compared to $555,600 for the second quarter of fiscal 2001. As a percentage of revenues, product development expenses increased to 9.3% for the second quarter of fiscal 2002 up from 5.7% for the second quarter of fiscal 2001. Product development expenses increased 84.7% when comparing the first six months of fiscal 2002 to the first six months of fiscal 2001. Product development expenses for the six-month period ended December 31, 2001 were $1,921,523, as compared to $1,040,495 for the six-month period ended December 31, 2000. As a percentage of revenues, product development expenses increased to 8.1% for the first two quarters of fiscal 2002 up from 5.5% for the first two quarters of fiscal 2001. The increase in product development expenses is due to increased salaries associated with additional personnel and development costs for new product development. The increase is also due to the additional engineers acquired in the Ivron purchase along with amortization expense associated with Ivron technology.

General and administrative expenses decreased 9.0% for the second quarter of fiscal 2002 as compared to the second quarter of fiscal 2001. Expenses for the second quarter of fiscal 2002 were $1,279,119 as compared to $1,405,979 for the second quarter of fiscal 2001. General and administrative expenses were 10.2% of revenues for the second quarter of fiscal 2002, compared to 14.5% for the second quarter of fiscal 2001. The decrease primarily is related to lower bad debt expense. In the second quarter of 2001, a customer filed bankruptcy resulting in a $398,453 bad debt expense. General and administrative expenses increased 2.5% for the six-month period ended December 31, 2001 as compared to the six-month period ended December 31, 2000. Expenses for the first two quarters of fiscal 2002 were $2,558,786 as compared to $2,497,052 for the first two quarters of fiscal 2001. General and administrative expenses were 10.7% of revenues for the first two quarters of fiscal 2002, compared to 13.1% for the first two quarters of fiscal 2001. The increase in dollars was largely attributable to the costs incurred in hiring additional personnel to support increased sales volume and the infrastructure costs associated with the hiring of such new personnel.

Interest income decreased 32.6% for the second quarter of fiscal 2002 as compared to the second quarter of fiscal 2001. This decrease is due to the decrease in cash and cash equivalents following the purchase of Ivron on October 3, 2001coupled with declining interest rates. Because funds from the private placement were not received until December 11, 2001, we only realized interest income on our increased cash balance for the period from December 11, 2001 to December 31, 2001. Interest income was consistent for the six-month period ended December 31, 2001, compared to the same period ended December 31, 2000.

Interest expense decreased 57.4% when comparing the second quarter of fiscal 2002 to the second quarter of fiscal 2001, due to the maturing of certain of our capital leases. Interest expense decreased 59.0% when comparing the six-month period ended December 31, 2001 to the six-month period ended December 31, 2000.

During the second quarter of fiscal 2002, income tax expense for continuing operations was calculated at a combined federal and state effective tax rate of approximately 37.3%, resulting in an income tax expense of $887,515. This compares to the second quarter of fiscal 2001, where the effective tax rate was 38.5%, and the income tax expense for continuing operations was $752,477. For the six-month period ended December 31, 2001, income tax expense for continuing operations was calculated at a combined federal and state effective tax rate of approximately 37.7%, resulting in an income tax expense of $1,758,096. This compares to the six-month period ended December 31, 2000, where the effective tax rate was 37.9%, and the income tax expense for continuing operations was $1,551,990.

Net income from continuing operations for the second quarter of fiscal 2002 was $1,491,881, or an increase of 24.1%, compared to net income from continuing operations of $1,202,411 for the second quarter of fiscal 2001. Net income from continuing operations for the six-month period ended December 31, 2001 was $2,903,587, or an increase of 14.0%, compared to net income from continuing operations of $2,546,365 for the same period ended December 31, 2000. These results are due to increased revenues offset by increases in expenses as described above.

Financial Condition and Liquidity

We have cash and cash equivalents of $26.8 million on December 31, 2001, which represents an increase of $19.9 million compared to cash and cash equivalents of $6.9 million on and June 30, 2001. Based upon continuing operations, net operating activities provided cash of $3.1 million in the first six months of fiscal 2002. Net investing activities used cash of $7.2 million primarily due to the purchase of Ivron on October 3, 2001. Net financing activities provided cash of $24.0 million, primarily due to proceeds from a private placement of 1,500,000 shares of common stock that closed December 11, 2001.

We have an available revolving line of credit of $5.0 million, which is secured by our accounts receivable and inventory. The interest rate on the line of credit is variable (250 basis points over the London Interbank Offered Rate (LIBOR) or prime less 0.25 percent, whichever we choose). The borrowing rate was 5.0% on December 31, 2001. There was no outstanding balance on December 31, 2001. The line of credit was renewed as of December 22, 2001 and will expire on December 22, 2002. Borrowings under the line of credit are subject to certain financial and operating covenants. We were in compliance with these covenants on December 31, 2001.

During April 2001, we announced that our board of directors had approved a stock repurchase program to purchase up to 500,000 shares of our common stock over the following six months. These purchases are discretionary on the part of management and are to be made on the open market or in private transactions. In the second quarter of fiscal 2002, we did not repurchase any shares. Prior to that time, we had repurchased and retired 20,300 shares. The stock repurchase program has expired.

We believe that our working capital, bank line of credit and cash flows from operating activities will be sufficient to meet our operating and capital expenditure requirements for continuing operations for the next twelve months. In the longer term, or if we experience a decline in revenue, or in the event of other unforeseen events, we may require additional funds and may seek to raise such funds through public or private equity or debt financing, bank lines of credit, or other sources. No assurance can be given that additional financing will be available or, if available, will be on terms favorable to us. See "Factors that May Affect Future Results - Lack of capital may adversely limit our growth or operations".

Subsequent Event - Definitive Merger Agreement to Acquire E.mergent

On January 21, 2002, we signed a definitive merger agreement to acquire E.mergent, Inc. (Nasdaq: EMRT), a provider of video conferencing products and related services. Under the terms of the agreement, E.mergent will merge into a subsidiary of ours. We will pay $7.3 million in cash and will issue, or reserve for issuance upon the exercise of assumed stock options, 873,000 shares of our common stock in exchange for all of E.mergent's fully diluted equity, including all outstanding E.mergent stock options to be assumed by us in connection with the merger. The actual amount of cash and our shares exchanged for each outstanding E.mergent share will depend on the number of E.mergent shares outstanding at the time of the merger. The transaction will be accounted for as a purchase. Completion is subject to approval by E.mergent's stockholders and other closing conditions. Further information about the proposed merger is available in our Form 8-K and registration statement on Form S-4, both filed with the Securities and Exchange Commission on February 6, 2002. The registration statement, which is intended to register the ClearOne common stock shares to be issued in the merger, is currently under review by the Securities and Exchange Commission in accordance with its standard review and comment procedures applicable to registration statements. Once the Securities and Exchange Commission declares the registration statement effective, we and E.mergent will mail a proxy statement/prospectus to E.mergent's shareholders. E.mergent will then hold a shareholders meeting for the purpose of voting on the proposed merger. We presently anticipate that, if all conditions to completion of the merger are met including approval by the E.mergent shareholders, the merger may be completed some time in the fourth quarter of fiscal 2002.

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

We may not be able to keep up with rapid technological change in the audio and videoconferencing industries, which could make our products obsolete and adversely affect our operating results.

Our products and services markets are characterized by rapid technological change. Our future performance will depend in large part upon our ability to develop and market new products and services in these markets in a timely fashion that responds to customers' needs and incorporates new technology and standards.

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

We may face intense competition in the audio and videoconferencing industries, which could adversely affect our business.

The markets for our products and services are highly competitive. These markets include our traditional dealer channel, the market for our conferencing services, and our retail channel. We compete with businesses having substantially greater financial, research and development, manufacturing, marketing, and other resources. We expects our competitors to continue to improve the performance of their current products or services, to reduce their current products or service sales prices and to introduce new products or services that may offer greater performance and improved pricing. If we fail to maintain or enhance our competitive position, we could experience pricing pressures and reduced sales, margin, profits, and market share, each of which could materially harm our business.

We may not be able to market our products and services effectively, which may adversely affect our revenues.

We are subject to the risks inherent in the marketing and sale of current and new products and services in an evolving marketplace. We must effectively allocate our resources to the marketing and sale of these products through diverse channels of distribution. If our current marketing strategy is unsuccessful, or it is unable to timely adapt to the evolving needs of the market place, our business could suffer.

Difficulties in estimating customer demand in our product segment could harm our operating results.

Orders from our resellers are based on demand from end-users. Prospective end-user demand is difficult to measure. This means that any period could be adversely impacted by low end-user demand, which could in turn negatively affect orders we receive from resellers. Our expectations for both short- and long-term future net revenues are based on our own estimates of future demand as well as backlog based on our blanket purchase order program in which certain dealers commit to purchase specified quantities of products over a twelve month period. We also base expense levels on those revenue estimates. If our estimates are not accurate, our financial performance could be adversely affected.

Our profitability may be adversely affected by our continuing dependence on our distribution channel.

We market our products primarily through a network of dealers and master distributors. All of our agreements regarding such dealers and distributors are non-exclusive and terminable at will by either party and we cannot assure you that any or all such dealers or distributors will continue to offer our products.

Price discounts to our distribution channel are based on performance. However, there are no obligations on the part of such dealers and distributors to provide any specified level of support to our products or to devote any specified time, resources or efforts to the marketing of our products. There are no prohibitions on dealers or distributors offering products that are competitive with our products. Most dealers do offer competitive products. We reserve the right to maintain house accounts, which are for products sold directly to customers. The loss of dealers or distributors could have a material adverse effect on our business.

Our reseller customer contracts are typically short-term and early terminations of our contracts may harm our results of operations.

We do not typically enter into long-term contracts with our reseller customers, and we cannot be certain as to future order levels from our reseller customers. When we do enter into a long-term contract, the contract is generally terminable at the convenience of the customer. In the event of an early termination by one of our largest customers, it is unlikely that we will be able to rapidly replace that revenue source, which would harm our results of operations.

Lack of capital may adversely limit our growth or operations.

As of December 31, 2001, we had approximately $26.8 million in cash and $38.3 million in working capital. If we use these resources in our efforts to diversify and grow our business through suitable acquisitions or other means, such as our use of cash in the proposed merger with E.mergent, we may at some point in the future be required to seek additional financing. We cannot assure you that any additional financing would be available on acceptable terms, or at all. If our capital becomes insufficient and additional funding is unavailable, inadequate or not available on acceptable terms, it may adversely affect our ability to grow or maintain operations.

Service interruptions could affect our business.

We rely heavily on our network equipment, telecommunications providers, data, and software to support all of our functions. Our conference calling service relies 100 percent on our network equipment for our revenues. We cannot guarantee that our back-up systems and procedures will operate satisfactorily in an emergency. Should we experience such a failure, it could seriously jeopardize our ability to continue operations. In particular, should our conference calling service experience even a short term interruption of our network or telecommunication providers, our ongoing customers may choose a different provider, and our reputation may be damaged, reducing our attractiveness to new customers.

We depend on a limited number of suppliers for components and the inability to obtain sufficient components could adversely affect our business.

Certain electronic components used in connection with our products can only be obtained from single manufacturers and we are dependent upon the ability of these manufacturers to deliver such components to our suppliers so that they can meet our delivery schedules. We do not have a written commitment from such suppliers to fulfill our future requirements. Our suppliers maintain an inventory of such components, but there can be no assurance that such components will always be readily available, available at reasonable prices, available in sufficient quantities, or deliverable in a timely fashion. If such key components become unavailable, it is likely that we will experience delays, which could be significant, in production and delivery of our products unless and until we can otherwise procure the required component or components at competitive prices, if at all. The lack of availability of these components could have a materially adverse effect on us.

We have experienced long component lead times in the past, but we are experiencing improved lead times on many products. Even though we have purchased more of these "longer-lead-time" parts to ensure continued delivery of products, reduction in these inventories has tracked with the reduction of lead times. Suppliers of some of these components are currently or may become our competitors, which might also affect the availability of key components to us. It is possible that other components required in the future may necessitate custom fabrication in accordance with specifications developed or to be developed by us. Also, in the event we, or any of the manufacturers whose products we expect to utilize in the manufacture of our products, are unable to develop or acquire components in a timely fashion, our ability to achieve production yields, revenues and net income may be adversely affected.

Our business could be adversely affected by unanticipated software problems.

We have developed custom software for our products and have licensed additional software from third parties. This software may contain undetected errors, defects or bugs. If we were to discover significant errors or defects in the future, we may not be able to fix them or fix them in a timely or cost effective manner. Our inability to do so could harm our business.

Our business could be adversely affected if we were to experience technical difficulties or delays.

We may experience technical difficulties and delays with the manufacturing of our products. The products we manufacture involve sophisticated and complicated components and manufacturing techniques. Potential difficulties in the manufacturing process that we could experience include difficulty in meeting required specifications and difficulty in achieving necessary manufacturing efficiencies. If we are not able to manage and minimize such potential difficulties, our sales could be negatively affected.

Delays in the distribution process could have an adverse effect on our results of operations.

Our financial performance is dependent in part on our ability to provide prompt, accurate, and complete services to customers on a timely and competitive basis. Delays in distribution in our day-to-day operations or material increases in costs of procuring and delivering products could have an adverse effect on our results of operations. Any failure of our computer operating systems, the Internet or our telephone system could adversely affect our ability to receive and process customers' orders and ship products on a timely basis. Strikes, termination of air travel, or other service interruptions affecting Federal Express Corporation, United Parcel Service of America, Inc., or other common carriers used by us to receive necessary components or other materials or to ship our products also could impair our ability to deliver products on a timely and cost-effective basis.

If we are unable to protect our intellectual property rights, our competitive position could be harmed or we could be required to incur expenses to enforce our rights.

We currently rely primarily on a combination of trade secrets, copyrights, trademarks, and nondisclosure agreements to establish and protect our proprietary rights in our products. We cannot assure that others will not independently develop similar technologies, or duplicate or design around aspects of our technology. We believe that our products and other proprietary rights do not infringe upon any proprietary rights of third parties. We cannot assure you, however, that third parties will not assert infringement claims in the future. Such claims could divert our management's attention and be expensive, regardless of their merit. In the event of a claim, we might be required to license third party technology or redesign our products, which may not be possible or economically feasible.

Our business may be adversely impacted if the government stopped funding certain sales or if it changes regulations.

In the conferencing market, we are dependent on government funding to place distance learning sales and courtroom equipment sales. In the event government funding was stopped, these sales would be negatively impacted. Additionally, many of our products are subject to federal governmental regulations, such as those of the Federal Communications Commission. New regulations could adversely impact sales.

We do not intend to pay dividends.

We have never paid cash dividends on our securities and do not intend to declare or pay cash dividends in the foreseeable future. We expect to retain earnings to finance and expand our business. Furthermore, our revolving line of credit prohibits the payment of dividends on our common stock.

Our stockholders may experience dilution from outstanding option exercises and any future financings.

As of December 31, 2001, we had granted options to purchase 1,760,979 shares under our 1990 Incentive Plan and 1998 Stock Option Plan. Holders of these options are given an opportunity to profit from a rise in the market price of our common stock with a resulting dilution in the interests of the other stockholders. The holders of the options may exercise them at a time when we might be able to obtain additional capital through a new offering of securities on terms more favorable than those provided therein. Our grant of additional options may result in further dilution.

Our future success depends on our ability to retain our Chief Executive Officer.

We are substantially dependent upon certain of our employees, including Frances
M. Flood, President and Chief Executive Officer and a director and stockholder. The loss of Ms. Flood could have a material adverse effect on us. We currently have in place a key person life insurance policy on the life of Ms. Flood in the amount of $5,000,000.

Existing directors and officers can exert considerable control over us.

Our officers and directors together had beneficial ownership of approximately 21.5% of our common stock (including options that are currently exercisable or exercisable within sixty (60) days) as of February 1, 2002. Assuming our officers' and directors' actual beneficial ownership remained unchanged until completion of the merger, together they would have beneficial ownership of approximately 19.8% of our common stock after the merger. This significant holding in the aggregate places the officers and directors in a position, when acting together, to effectively control us and could delay or prevent a change in control.

International sales are accounting for an increasing portion of our net revenue, and risks inherent in international sales could harm our business.

International sales represent a significant portion of our total revenue from continuing operations. For example, international sales represented 10% of our total sales for the second quarter of fiscal 2002 and 10% for the second quarter of fiscal 2001. International sales represented 10% of our total sales for the six-month period ended December 31, 2001 and 11% for the six-month period ended December 31, 2000. Our international business is subject to the financial and operating risks of conducting business internationally, including: unexpected changes in, or imposition of, legislative or regulatory requirements; fluctuating exchange rates, tariffs and other barriers; difficulties in staffing and managing foreign subsidiary operations; export restrictions; greater difficulties in accounts receivable collection and longer payment cycles; potentially adverse tax consequences; and, potential hostilities and changes in diplomatic and trade relationships.

Our sales in the international market are denominated in U.S. Dollars and Gentner EuMEA transacts business in U.S. Dollars, however, its financial statements are prepared in the Euro, according to German accounting principles. Although conversion to the Euro has eliminated currency exchange rate risk for transactions between the member countries, consolidation of Gentner EuMEA's financial statements with ours, under United States generally accepted accounting principles, requires remeasurement to U.S. Dollars which is subject to exchange rate risks.

The continued integration of our subsidiaries and the integration of any additional acquired businesses involves uncertainty and risk.

We have dedicated substantial management resources in order to achieve the anticipated operating efficiencies from integrating Ivron with us. Difficulties encountered in integrating our subsidiary's operations could adversely impact our business, results of operations or financial condition. We have dedicated substantial management resources to the porposed acquisition of E.mergent. Also, we intend to pursue acquisition opportunities in the future. The integration of acquired businesses could require substantial management resources. There can be no assurance that any such integration will be accomplished without having a short or potentially long-term adverse impact on our business, results of operations or financial condition, or that the benefits expected from any such integration will be fully realized, or that the acquisition will occur.

We have dedicated substantial management resources to the proposed acquisition of E.mergent. There can be no assurance that the proposed acquisition will be completed in a timely manner or that the proposed merger will occur.

Our operating results could be volatile and difficult to predict, and in some future quarters, our operating results may fall below the expectations of securities analysts and investors, which could result in material declines of our stock price.

Our operating results may vary depending on a number of factors, including, but not limited to, the following:
o    demand for our audio and video systems and services;
o    the timing, pricing and number of sales of our products;

o actions taken by our competitors, including new product introductions and enhancements;
o    changes in our price or the prices of our competitors;
o our ability to develop and introduce new products and to deliver new services and enhancements that meet customer requirements in a timely manner;
o    the length of the sales cycle for our products;
o    our ability to control costs;
o    technological changes in our markets;
o deferrals of customer orders in anticipation of product enhancements or new products;
o    customer budget cycles and changes in these budget cycles;
o    general economic factors; and
o other unforeseen events that may effect the economy such as the terrorist attacks in New York, NY and Washington, D.C. on September 11, 2001.

If such factors result in our operating results falling below the expectations of securities analysts and investors, our stock price could decline materially.

New Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS 141 establishes new standards for accounting and reporting requirements for business combinations and supersedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interest method is now prohibited. The statement applies to any business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later, modifies the criteria for recognizing intangible assets and expands disclosure requirements. We have adopted this statement in accounting for the acquisition of Ivron Systems, Ltd. as of October 3, 2001.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 eliminates amortization of goodwill and intangible assets with indefinite lives and instead sets forth methods to periodically evaluate goodwill for impairment. SFAS No. 142 provides guidance for testing goodwill and intangible assets that will not be amortized for impairment. The amortization provisions of Statement 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt Statement 142 in their fiscal year beginning after December 15, 2001 (i.e., January 1, 2002 for calendar year companies). Early adoption is permitted for companies with fiscal years beginning after March 15, 2001 provided that their first quarter financial statements have not been issued. We plan to adopt this statement on July 1, 2002 and, as such, we are continuing to evaluate the impact of this statement on our financial statements. Unamortized goodwill was approximately $2,810,000 as of December 31, 2001. Amortization of goodwill was approximately $67,600 and $367,600 for the three and six months ended December 31, 2001.

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

Item 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

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

We currently have limited market risk sensitive instruments related to interest rates. Our capital lease obligations total $119,000 at December 31, 2001. We do not have significant exposure to changing interest rates on these capital leases because interest rates for the majority of the capital leases are fixed. We have not undertaken any additional actions to cover interest rate market risk and are not a party to any other interest rate market risk management activities. A hypothetical 10 percent change in market interest rates over the next year would not impact our earnings or cash flows as the interest rates on the majority of the capital leases are fixed.

We do not purchase or hold any derivative financial instruments for trading purposes.

                           PART II - OTHER INFORMATION


Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------

As described previously, in December, 2001, we completed a private sale of 1,500,000 shares of our common stock to certain select institutional and individual investors at a price of $17.00 per share. Net proceeds were approximately $23,850,000. Wedbush Morgan Securities, Inc. served as the placement agent for the transaction, receiving aggregate fees of approximately $1,530,000 and a warrant for 150,000 shares of common stock. The warrant has an exercise price of $17.00 per share and expires on November 27, 2006. We filed a registration statement on Form S-3 covering the resale of the securities sold in the private placement.

The sale and issuance of common stock in the private sale transaction was deemed to be exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(2) of such Act and the related Regulation D. The recipients in each case represented to us their status as accredited investors and their intention to acquire the securities for investment only and not with a view to the distribution thereof.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

At our annual meeting of shareholders held November 14, 2001, we submitted four matters to a vote of the shareholders.

     1. The shareholders re-elected all seven of our directors with the following vote

                                 For        Withhold

Edward Dallin Bagley          5,402,577      141,675
Brad R. Baldwin               5,417,427      126,825
Frances M. Flood              5,216,266      327,986
Randall J. Wichinski          5,167,722      376,530
David Wiener                  5,414,777      129,475
Harry Spielberg               5,416,851      127,401
Michael A. Peirce             5,417,552      126,700

     2. The shareholders approved amendment of our Articles of Incorporation to change the name of the company from "Gentner Communications, Inc.," to "ClearOne Communications, Inc." with the following vote: 5,468,778 for, 53,140 against, and 22,334 abstain. There were no broker non-votes.

     3. The shareholders approved an increase in the number of shares of common stock reserved for issuance under our 1998 Stock Option Plan from 1,700,000 shares to 2,500,000 shares with the following vote: 1,393,863 for, 1,353,432 against, and 27,027 abstain. There were no broker non-votes.

     4. The shareholders ratified the appointment of Ernst & Young, LLP, certified public accountants, as the our independent certified accountants for the 2002 fiscal year with the following vote: 5,183,519 for, 347,589 against, and 13,144 abstain. There were no broker non-votes.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     (a) Exhibits

EXHIBIT
NUMBER            DESCRIPTION
------            -----------

2.1 Share Purchase Agreement dated October 3, 2001, among Gentner Communications Corporation, Gentner Ventures, Inc. and the Shareholders of Ivron Systems, Ltd. (incorporated by reference from the Company's Current Report on Form 8-K filed October 18,
                 2001).
3.1 1 Articles of Incorporation and all amendments thereto through March 1, 1988. (Page 10) (incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1989)
3.2 1            Amendment to Articles of Incorporation, dated July 1, 1991.
                 (Page 65) (incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991)

3.3 1 Bylaws, as amended on August 24, 1993. (Page 16) (incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1993)
3.4 1            Amendment to Articles of Incorporation, dated December 12,
                 2001.
4.1 Form of Stock Purchase Agreement for private placement transaction (incorporated by reference from the Company's registration statement on Form S-3 filed November 23, 2001)

1 Denotes exhibits specifically incorporated into this Form 10-Q by reference, pursuant to Regulation S-K, Item 10. These documents are located under File No. 0-17219 and are located at the Securities and Exchange Commission, Public Reference Branch, 450 South 5th St., N.W., Washington, DC 20549.


     (b) Reports on Form 8-K

A report on Form 8-K was filed October 18, 2001, to announce the purchase of Ivron Systems, Ltd. The report included the following financial statements: (1) audited financial statements of Ivron Systems, Ltd. for fiscal years ended December 31, 1998, 1999, and 2000; and (2) unaudited pro forma information of Gentner Communications Corporation and Ivron Systems, Ltd. as of and for the fiscal year ended June 30, 2001.

A report on Form 8-K/A was filed November 23, 2001, amending the prior Form 8-K to include the following revised financial statements: (1) audited financial statements of Ivron Systems, Ltd. for fiscal years ended December 31, 1998, 1999, and 2000 and the unaudited condensed interim financial information of Ivron Systems, Ltd. for the nine month periods ended September 30, 2000 and 2001; and (2) unaudited pro forma information of Gentner Communications Corporation and Ivron Systems, Ltd. as of and for the period from July 1, 2001 to September 30, 2001.

                                   SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CLEARONE COMMUNICATIONS, INC.


                                    /s/ Randall J. Wichinski
                                    --------------------------------------------
                                    Randall J. Wichinski
                                    Chief Financial Officer and Vice President


Date:  February 14, 2002