Form 10-Q
period 2002-03-31
CLEARONE COMMUNICATIONS INC
filed 2002-05-15
CIK 840715

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002
                                                 --------------

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

       Class of Common Stock                             May 1, 2002
         $0.001 par value                             10,269,117 shares

                          CLEARONE COMMUNICATIONS, INC.

                                      INDEX


                                                                        Page
                                                                       Number
                                                                       ------

PART I - FINANCIAL INFORMATION

   Item 1. Consolidated Financial Statements

           Consolidated Balance Sheets
              March 31, 2002 (unaudited) and June 30, 2001............... 3


           Consolidated Statements of Income
              Three Months Ended March 31, 2002 and
              2001 (unaudited)........................................... 4


           Consolidated Statements of Income
              Nine Months Ended March 31, 2002 and
              2001 (unaudited)........................................... 5


           Consolidated Statements of Cash Flows
              Nine Months Ended March 31, 2002 and
              2001 (unaudited)........................................... 6


           Notes to Consolidated Financial Statements.................... 7


   Item 2. Management's Discussion and Analysis of FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS...........................14

   Item 3. Qualitative and Quantitative Disclosure about
           Market Risk...................................................21



PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K.............................22

                         PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

                          CLEARONE COMMUNICATIONS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                               (Unaudited)
                                                                 March 31,           June 30,
                                                               ------------------------------
                                                                   2002                2001
                                                                   ----                ----
                                     ASSETS

Current assets:
     Cash and cash equivalents................................ $  23,168,321    $   6,852,243
     Accounts receivable, net.................................    14,024,584        7,212,970
     Note receivable - current portion........................       167,459           71,423
     Inventory................................................     5,792,134        4,132,034
     Deferred tax assets......................................       247,402          247,402
     Prepaid expenses.........................................       419,466          779,648
                                                               -------------    -------------
         Total current assets.................................    43,819,366       19,295,720

Property and equipment, net...................................     3,992,612        3,696,615
Goodwill, net.................................................     2,897,513        2,633,732
Note receivable - long term portion...........................     1,549,019        1,716,477
Other intangible assets, net..................................     5,517,448          181,722
Deposits and other assets.....................................        73,301           73,357
                                                               -------------    -------------

         Total assets......................................... $  57,849,259    $  27,597,623
                                                               =============    =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable......................................... $   1,578,877    $     568,782
     Accrued compensation and other benefits..................       384,089          410,416
     Income tax payable.......................................       472,192          421,749
     Other accrued expenses...................................       935,963          719,112
     Current portion of capital lease obligations.............        60,614          181,827
                                                               -------------    -------------
         Total current liabilities............................     3,431,735        2,301,886

Capital lease obligations.....................................        15,772           48,227
Deferred tax liability........................................       746,000          746,000
                                                               -------------    -------------
         Total liabilities....................................     4,193,507        3,096,113

Shareholders' equity:

     Common stock, 50,000,000 shares authorized,
       par value $.001, 10,179,039 and
       8,617,978 shares issued and outstanding
       at March 31, 2002 and June 30, 2001, respectively......        10,179            8,618
     Additional paid-in capital...............................    33,140,847        8,962,699
     Retained earnings........................................    20,504,726       15,530,193
                                                               -------------    -------------
         Total shareholders' equity...........................    53,655,752       24,501,510
                                                               -------------    -------------

         Total liabilities and shareholders' equity........... $  57,849,259    $  27,597,623
                                                               =============    =============

                             See accompanying notes

                          CLEARONE COMMUNICATIONS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                                         (Unaudited)
                                                                                     Three Months Ended
                                                                                          March 31,
                                                                           ------------------------------------
                                                                              2002                      2001
                                                                              ----                      ----

Product sales.....................................................   $  10,184,067  71.9%      $   6,980,329   68.4%
1-800 LETS MEET(R)sales...........................................       3,987,089  28.1%          3,232,004   31.6%
                                                                     -------------  ----       -------------   ----
     Total net sales..............................................      14,171,156 100.0%         10,212,333  100.0%

Cost of goods sold - products.....................................       4,012,172  39.4%          2,630,342   37.7%
Cost of goods sold - 1-800 LETS MEET(R)...........................       1,574,667  39.5%          1,697,645   52.5%
                                                                     -------------  ----       -------------   ----
     Total cost of goods sold.....................................       5,586,839  39.4%          4,327,987   42.4%
                                                                     -------------  ----       -------------   ----

Gross profit......................................................       8,584,317  60.6%          5,884,346   57.6%

Operating expenses:
     Marketing and selling........................................       2,763,581  19.5%          1,932,327   18.9%
     General and administrative...................................       1,542,983  10.9%          1,133,525   11.1%
     Product development..........................................       1,122,973   7.9%            720,426    7.1%
                                                                     -------------  ----       -------------   ----
         Total operating expenses.................................       5,429,537  38.3%          3,786,278   37.1%
                                                                     -------------  ----       -------------   ----

         Operating income.........................................       3,154,780  22.3%          2,098,068   20.5%

Other income (expense):
     Interest income..............................................         135,206   1.0%            100,360    1.0%
     Interest expense.............................................          (8,370) (0.1)%            (9,008)  (0.1)%
     Other, net...................................................          18,230   0.1%                492    0.0%
     Loss on foreign currency transactions........................        (216,436) (1.5)%           (22,567)  (0.2)%
                                                                     -------------  ----       -------------   ----
         Total other income (expense).............................         (71,370) (0.5)%            69,277    0.7%
                                                                     -------------  ----       -------------   ----

Income from continuing operations before income taxes.............       3,083,410  21.8%          2,167,345   21.2%
Provision for income taxes........................................       1,012,464   7.2%            808,313    7.9%
                                                                     -------------  ----       -------------   ----
     Income from continuing operations............................       2,070,946  14.6%          1,359,032   13.3%

Discontinued operations:
Income from discontinued operations, net of applicable taxes
     of $143,953 in 2001..........................................         --                        241,981
                                                                     -------------             -------------
         Net income...............................................   $   2,070,946             $   1,601,013
                                                                     =============             =============

Basic earnings per common share from continuing operations........   $        0.20             $        0.16
Diluted earnings per common share from continuing operations......   $        0.20             $        0.15

Basic earnings per common share from discontinued operations......   $        0.00             $        0.03
Diluted earnings per common share from discontinued operations....   $        0.00             $        0.03

Basic earnings per common share...................................   $        0.20             $        0.19
Diluted earnings per common share.................................   $        0.20             $        0.18






                             See accompanying notes


                          CLEARONE COMMUNICATIONS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                         (Unaudited)
                                                                                      Nine Months Ended
                                                                                          March 31,
                                                                           ------------------------------------
                                                                              2002                      2001
                                                                              ----                      ----

Product sales.....................................................   $  26,349,104  69.4%      $  21,039,045   72.0%
1-800 LETS MEET(R)sales...........................................      11,624,734  30.6%          8,186,667   28.0%
                                                                     -------------  ----       -------------   ----
     Total net sales..............................................      37,973,838 100.0%         29,225,712  100.0%

Cost of goods sold - products.....................................      10,098,524  38.3%          7,860,535   37.4%
Cost of goods sold - 1-800 LETS MEET(R)...........................       5,127,409  44.1%          4,204,162   51.4%
                                                                     -------------  ----       -------------   ----
     Total cost of goods sold.....................................      15,225,933  40.1%         12,064,697   41.3%
                                                                     -------------  ----       -------------   ----

Gross profit......................................................      22,747,905  59.9%         17,161,015   58.7%

Operating expenses:
     Marketing and selling........................................       7,995,734  21.1%          5,755,899   19.7%
     General and administrative...................................       4,101,769  10.8%          3,630,578   12.4%
     Product development..........................................       3,044,497   8.0%          1,760,921    6.0%
                                                                     -------------  ----       -------------   ----
         Total operating expenses.................................      15,142,000  39.9%         11,147,398   38.1%
                                                                     -------------  ----       -------------   ----

         Operating income.........................................       7,605,905  20.0%          6,013,617   20.6%

Other income (expense):
     Interest income..............................................         313,588   0.8%            278,592    1.0%
     Interest expense.............................................         (17,985)  0.0%            (32,442)  (0.1)%
     Other, net...................................................          60,867   0.2%             17,950    0.1%
     Loss on foreign currency transactions........................        (217,282) (0.6)%           (12,017)  (0.1)%
                                                                     -------------  ----       -------------   ----
         Total other income (expense).............................         139,188   0.4%            252,083    0.9%
                                                                     -------------  ----       -------------   ----

Income from continuing operations before income taxes.............       7,745,093  20.4%          6,265,700   21.5%
Provision for income taxes........................................       2,770,560   7.3%          2,360,303    8.1%
                                                                     -------------  ----       -------------   ----
     Income from continuing operations............................       4,974,533  13.1%          3,905,397   13.4%

Discontinued operations:
Income from discontinued operations, net of applicable taxes
     of $455,188 in fiscal 2001...................................         --                        765,156
                                                                     -------------             -------------
         Net income...............................................   $   4,974,533             $   4,670,553
                                                                     =============             =============

Basic earnings per common share from continuing operations........   $        0.54             $        0.45
Diluted earnings per common share from continuing operations......   $        0.51             $        0.43

Basic earnings per common share from discontinued operations......   $        0.00             $        0.09
Diluted earnings per common share from discontinued operations....   $        0.00             $        0.09

Basic earnings per common share...................................   $        0.54             $        0.54
Diluted earnings per common share.................................   $        0.51             $        0.52






                             See accompanying notes


                          CLEARONE COMMUNICATIONS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                              (Unaudited)
                                                                                           Nine Months Ended
                                                                                               March 31,
                                                                                   ---------------------------------
                                                                                        2002              2001
                                                                                        ----              ----

Cash flows from operating activities:
    Net income from continuing operations.......................................    $  4,974,533     $   3,905,397
    Adjustments to reconcile net income from continuing operations to net cash (used in) provided by continuing operating activities:
       Depreciation and amortization of property and equipment..................         909,795           771,751
       Amortization of goodwill and other intangible assets.....................         581,792           201,471
       Provision for bad debts..................................................          46,423           468,199
       Changes in operating assets and liabilities:
          Accounts receivable...................................................      (6,840,080)       (2,380,123)
          Inventory.............................................................      (1,052,100)       (1,403,196)
          Income taxes..........................................................          50,443         1,323,025
          Other current assets..................................................         474,319           129,502
          Accounts payable and other accrued expenses...........................         770,888          (417,667)
                                                                                    ------------     -------------

              Net cash (used in) provided by continuing operating activities....         (83,987)        2,598,359

Cash flows from investing activities:
    Purchases of property and equipment.........................................      (1,184,063)       (1,142,854)
    Purchase of business........................................................      (6,505,686)       (1,758,085)
    Repayment of note receivable................................................          71,422            --
                                                                                    ------------     -------------

              Net cash used in investing activities.............................      (7,618,327)       (2,900,939)

Cash flows from financing activities:
    Proceeds from issuance of common stock......................................      23,843,317            15,095
    Exercise of employee stock options..........................................         389,356           322,329
    Repurchase of common stock..................................................         (52,964)           --
    Principal payments on capital lease obligations.............................        (161,317)         (188,040)
                                                                                    ------------     -------------

              Net cash provided by financing activities.........................      24,018,392           149,384
                                                                                    ------------     -------------

Net increase (decrease) in cash from continuing operations......................      16,316,078          (153,196)
Net cash flow from discontinued operations......................................          --               819,817
Cash at the beginning of the year...............................................       6,852,243         5,374,996
                                                                                    ------------     -------------

Cash at the end of the period...................................................    $ 23,168,321     $   6,041,617
                                                                                    ============     =============

Supplemental disclosure of cash flow information:
    Income taxes paid...........................................................    $ (2,718,458)    $  (2,230,000)
    Interest paid...............................................................    $    (17,985)    $     (32,442)
    Consideration paid in stock for purchase of business........................    $     --         $   2,000,013









                             See accompanying notes

                          CLEARONE COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)

1.  Basis of Presentation

Effective January 1, 2002, Gentner Communications Corp. changed its name to ClearOne Communications, Inc. ClearOne began trading under the symbol CLRO on March 15, 2002.

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

In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS 141 establishes new standards for accounting and reporting requirements for business combinations and supersedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interest method is now prohibited. The statement applies to any business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later, modifies the criteria for recognizing intangible assets and expands disclosure requirements. The Company has adopted this statement in accounting for the acquisition of Ivron Systems, Ltd. (Ivron) as of October 3, 2001.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 eliminates amortization of goodwill and intangible assets with indefinite lives and instead sets forth methods to periodically evaluate goodwill for impairment. SFAS No. 142 provides guidance for testing goodwill and intangible assets that will not be amortized for impairment. The amortization provisions of Statement 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt Statement 142 in their fiscal year beginning after December 15, 2001 (i.e., January 1, 2002 for calendar year companies). The Company plans to adopt this statement on July 1, 2002 and, as such, the Company is continuing to evaluate the impact of this statement on its financial statements. Unamortized goodwill was approximately $2,898,000 as of March 31, 2002, of which $2,493,000 relates to the ClearOne acquisition which occurred on July 1, 2000 and which will continue to be amortized until June 30, 2002, and $405,000 relates to Ivron, which is not amortized in accordance with the provisions of SFAS No. 142. Amortization of goodwill was approximately $67,600 and $202,800 for the three and nine months ended March 31, 2002.

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

2.  Earnings Per Common Share

The following table sets forth the computation of basic and diluted net income per share:

                                                                                        Three months ended
                                                                                             March 31,
                                                                                             ---------
                                                                                       2002            2001
                                                                                       ----            ----
Numerator:
     Income from continuing operations.......................................... $  2,070,946     $  1,359,032
     Income from discontinued operations........................................      --               241,981
                                                                                 ------------     ------------
     Net income................................................................. $  2,070,946     $  1,601,013
                                                                                 ============     ============
Denominator:
     Denominator for basic net income per share - weighted average shares.......   10,158,894        8,610,375
     Dilutive common stock equivalents using treasury stock method..............      455,945          436,914
                                                                                 ------------     ------------
     Denominator for diluted net income per share - weighted average shares.....   10,614,839        9,047,289
                                                                                 ============     ============

Basic net income per share:
     Continuing operations...................................................... $       0.20     $       0.16
     Discontinued operations....................................................         0.00             0.03
                                                                                 ------------     ------------
Basic net income per share...................................................... $       0.20     $       0.19
                                                                                 ============     ============
Diluted net income per share:
     Continuing operations...................................................... $       0.20     $       0.15
     Discontinued operations....................................................         0.00             0.03
                                                                                 ------------     ------------
Diluted net income per share.................................................... $       0.20     $       0.18
                                                                                 ============     ============

                                                                                         Nine months ended
                                                                                             March 31,
                                                                                             ---------
                                                                                       2002            2001
                                                                                       ----            ----
Numerator:
     Income from continuing operations.......................................... $  4,974,533     $  3,905,397
     Income from discontinued operations........................................      --               765,156
                                                                                 ------------     ------------
     Net income................................................................. $  4,974,533     $  4,670,553
                                                                                 ============     ============
Denominator:
     Denominator for basic net income per share - weighted average shares.......    9,246,512        8,581,738
     Dilutive common stock equivalents using treasury stock method..............      509,397          444,444
                                                                                 ------------     ------------
     Denominator for diluted net income per share - weighted average shares.....    9,755,909        9,026,182
                                                                                 ============     ============

Basic net income per share:
     Continuing operations...................................................... $       0.54     $       0.45
     Discontinued operations....................................................         0.00             0.09
                                                                                 ------------     ------------
Basic net income per share...................................................... $       0.54     $       0.54
                                                                                 ============     ============
Diluted net income per share:
     Continuing operations...................................................... $       0.51     $       0.43
     Discontinued operations....................................................         0.00             0.09
                                                                                 ------------     ------------
Diluted net income per share.................................................... $       0.51     $       0.52
                                                                                 ============     ============

3.  Comprehensive Income

Comprehensive income for the three-month and nine-month periods ended March 31, 2002 and 2001 was equal to net income.

4.  Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the financial statements and these accompanying notes. Actual results could differ from those estimates.

5.  Inventory

Inventory is summarized as follows:
                                             (Unaudited)
                                              March 31,           June 30,
                                                2002                2001
                                                ----                ----

         Raw Materials                     $   3,469,206       $   2,500,098
         Work in progress                        551,140             195,149
         Finished Goods                        1,771,788           1,436,787
                                           -------------       -------------

                  Total inventory          $   5,792,134       $   4,132,034
                                           =============       =============



Total inventory is net of a reserve for obsolete and slow-moving inventory of $419,000 at March 31, 2002 and $226,000 at June 30, 2001.


6.  Stock Options

The following table shows the changes in stock options outstanding.

                                                                     Weighted
                                                       Number         Average
                                                      of Shares   Exercise Price
                                                      ---------   --------------

Options outstanding as of June 30, 2001............    1,750,798     $   8.37
Options granted....................................      250,000     $  11.47
Options exercised..................................      (18,000)    $  11.15
Options expired & canceled.........................      (25,000)    $  14.00
                                                    -------------     -------

Options outstanding as of September 30, 2001.......    1,957,798     $   8.67

Options granted....................................       52,000     $  28.20
Options exercised..................................      (25,069)    $   7.56
Options expired & canceled.........................     (223,750)    $  14.18
                                                    -------------     -------

Options outstanding as of December 31, 2001........    1,760,979     $   8.43

Options granted....................................       60,750     $  15.89
Options exercised..................................      (22,500)    $   2.28
Options expired & canceled.........................      (89,101)    $  10.69
                                                    -------------     -------

Options outstanding as of March 31, 2002...........    1,710,128     $   8.69
                                                    ============      =======

7.  Segment Reporting

As a result of the Company's April 2001 sale of its remote control product line, the Company has changed how it evaluates its operations internally, resulting in a change in its reported segments from those reported in its Forms 10-K and 10-Qs for fiscal 2001. Subsequent to the disposal, the Company operates in two distinct segments - Products and 1-800 LETS MEET(R). The Products segment includes products for conferencing; sound reinforcement; broadcast telephone interface; assistive listening applications; and, technical services related to the Company's products. The 1-800 LETS MEET(R) segment includes operator-assisted conferencing; on-demand, reservationless conference calling; Webconferencing; and, audio and video streaming. Information for the prior years has been reclassified to conform to this new method of evaluating segments and to show continuing and discontinued operations.

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

The following table summarizes the segment information:

                                                             1-800 LETS        Company
                                             Products          MEET(R)          Totals
                                             --------          -------          ------

Quarter Ended March 31, 2002:
----------------------------

Net sales                                  $ 10,184,067     $ 3,987,089     $ 14,171,156
Cost of goods sold                            4,012,172       1,574,667        5,586,839
                                           ------------     -----------     ------------
Gross profit                                  6,171,895       2,412,422        8,584,317

Marketing and selling                         1,862,725         900,856        2,763,581
General and administrative                      940,738         602,245        1,542,983
Product development                           1,122,973               -        1,122,973
                                           ------------     -----------     ------------
Total operating expenses                      3,926,436       1,503,101        5,429,537

Operating income                              2,245,459         909,321        3,154,780
Other income (expense)                                                           (71,370)
                                                                            ------------
Income from continuing operations
    before income taxes                                                        3,083,410
Provision for income taxes                                                    (1,012,464)
                                                                            ------------
Net income from continuing operations                                       $  2,070,946
                                                                            ============

Quarter Ended March 31, 2001:
----------------------------

Net sales                                   $ 6,980,329     $ 3,232,004     $ 10,212,333
Cost of goods sold                            2,630,342       1,697,645        4,327,987
                                           ------------     -----------     ------------
Gross profit                                  4,349,987       1,534,359        5,884,346

Marketing and selling                         1,284,180         648,147        1,932,327
General and administrative                      644,122         489,403        1,133,525
Product development                             720,426               -          720,426
                                           ------------     -----------     ------------
Total operating expenses                      2,648,728       1,137,550        3,786,278

Operating income                              1,701,260         396,808        2,098,068
Other income                                                                      69,277
                                                                            ------------
Income from continuing operations
    before income taxes                                                        2,167,345
Provision for income taxes                                                      (808,313)
                                                                            ------------
Income from continuing operations                                              1,359,032

Income from discontinued operations,
    net of applicable taxes of $143,953                                          241,981
                                                                            ------------

Net income                                                                  $  1,601,013
                                                                            ============


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                             1-800 LETS        Company
                                             Products          MEET(R)          Totals
                                             --------          -------          ------

Year-to-Date At March 31, 2002:

Net sales                                  $ 26,349,104     $ 11,624,734    $ 37,973,838
Cost of goods sold                           10,098,524        5,127,409      15,225,933
                                           ------------     ------------    ------------
Gross profit                                 16,250,580        6,497,325      22,747,905

Marketing and selling                         5,516,525        2,479,209       7,995,734
General and administrative                    2,421,836        1,679,933       4,101,769
Product development                           3,044,497                -       3,044,497
                                           ------------     ------------    ------------
Total operating expenses                     10,982,858        4,159,142      15,142,000

Operating income                              5,267,722        2,338,183       7,605,905
Other income                                                                     139,188
                                                                            ------------
Income from continuing operations
    before income taxes                                                        7,745,093
Provision for income taxes                                                    (2,770,560)
                                                                            ------------

Net income from continuing operations                                       $  4,974,533
                                                                            ============

Year-to-Date At March 31, 2001:

Net sales                                  $ 21,039,045      $ 8,186,667    $ 29,225,712
Cost of goods sold                            7,860,535        4,204,162      12,064,697
                                           ------------     ------------    ------------
Gross profit                                 13,178,510        3,982,505      17,161,015

Marketing and selling                         3,865,200        1,890,699       5,755,899
General and administrative                    2,492,406        1,138,172       3,630,578
Product development                           1,760,921                -       1,760,921
                                           ------------     ------------    ------------
Total operating expenses                      8,118,527        3,028,871      11,147,398

Operating income                              5,059,983          953,634       6,013,617
Other income                                                                     252,083
                                                                            ------------
Income from continuing operations
    before income taxes                                                        6,265,700
Provision for income taxes                                                    (2,360,303)
                                                                            ------------
Income from continuing operations                                              3,905,397

Income from discontinued operations,
    net of applicable taxes of $455,188                                          765,156
                                                                            ------------

Net income                                                                  $  4,670,553
                                                                            ============

8.  Share Purchase Agreement for Ivron Systems, Ltd.

On October 3, 2001, the Company through its wholly owned subsidiary, Gentner Ventures, Inc., purchased all of the issued and outstanding shares of Ivron Systems, Ltd., of Dublin, Ireland ("Ivron"). Ivron was a privately-held developer of video conferencing technology and equipment. Under the terms of the original agreement, the shareholders of Ivron received approximately $6,000,000 at closing of the purchase. Further, under that agreement, after June 30, 2002, each former Ivron shareholder would be entitled to receive approximately .08 shares of ClearOne's common shares for each Ivron share previously held by such shareholder, provided that certain video product development contingencies were achieved. That represented approximately 429,000 shares of ClearOne's common stock. Thereafter, for the Company's completed fiscal years 2003 and 2004, the former Ivron shareholders would be entitled to share in up to approximately $17,000,000 of additional cash and stock consideration provided that certain agreed upon earnings per share targets for the Company were achieved. As part of the purchase, all outstanding options to purchase Ivron shares were cancelled in consideration for an aggregate cash payment of $650,000, allocated among the optionees on the basis of the number of options originally held by each such optionee. In addition, former optionees of Ivron who remain with Ivron are eligible to participate in a cash bonus program paid by Ivron, but based on the combined performance of the Company and Ivron in fiscal years 2003 and 2004. The maximum amount payable under this bonus program is up to approximately $1,000,000.

The value of the total consideration paid, $6,650,000 in cash, was determined based on arm's length negotiations between the Company and the Ivron shareholders, that took into account a number of factors of the business including historic revenues, operating history, products, intellectual property and other factors. The Company also incurred approximately $315,000 of direct acquisition costs.

As of the acquisition date, the Company acquired tangible assets consisting primarily of accounts receivable, inventory, and property and equipment of approximately $762,000. The Company assumed liabilities consisting primarily of trade accounts payable, accrued compensation and other accrued liabilities of approximately $437,000. The Company also acquired cash of approximately $459,000.

On March 26, 2002, the Company entered into negotiations with the former shareholders of Ivron to modify the terms of the original purchase agreement because, upon further analysis, certain aspects of the acquired technology may not meet the intended product objectives established by the Company in its original purchase negotiations. Originally, the Company expected to develop a full line of videoconferencing products, including an installed video codec product, based on the Ivron V-There(TM) technology platform. Given the results of its analysis, the Company has now identified an opportunity to collaborate in the development of a video codec, based on other readily-available technology, specifically designed for the high-end, installed videoconferencing market, that combines faster frames-per-second, built-in multipoint conferencing, and the Company's high-quality audio. The negotiations were based on the results of an analysis by the Company that although the Ivron platform is well-suited for the lower- to mid-priced videoconferencing products, it is not as well-suited for an installed video codec product. These negotiations resulted in an amendment to the original October 3, 2001 purchase agreement.

The amendment, which was finalized on April 8, 2002, eliminates the earn-out that the Ivron shareholders would have been entitled to receive after June 30, 2002 for approximately 429,000 shares and the $17 million earn-out in subsequent years. Instead, upon meeting certain gross profit targets for the "V-There", "Vu-Link" set top videoconferencing products, technologies, and variants and sub-elements thereof (including licensed products), the former Ivron shareholders may share in an earn-out of up to 109,000 shares of common stock of the Company, issuable in four installments, on a quarterly basis, through July 15, 2003. Therefore, with the amendment, the total purchase price will now include the original $6,650,000 in cash paid in October of 2001, the revised earn-out of up to 109,000 shares, and the original bonus to be paid in 2003 and 2004 of up to $1 million for the former option holders of Ivron, based on meeting certain performance targets.

Based on the modified purchase price determined under the terms of the amendment, the Company has recorded intangible assets of $5,780,000 related to developed technology and goodwill of $405,000. The useful lives and amounts of the amortizable developed technology are 3 years for $135,000, 5 years for $1,002,000, and 15 years for $4,643,000. Amortization expense of approximately $379,000 has been recorded for the developed technology for the period from October 3, 2001 to March 31, 2002. In accordance with SFAS No. 142, no amortization expense has been recorded for goodwill.

The operations of Ivron are included in the statement of income for the period from October 3, 2001 to March 31, 2002. The following pro forma combined financial information reflects operations as if the acquisition of Ivron had occurred as of July 1, 2000. The pro forma combined financial information is presented for illustrative purposes only, does not purport to be indicative of the Company's results of operations as of the date hereof, and is not indicative necessarily of what the Company's actual results of operations would have been had the acquisition been consummated on such date.

                                                                          Three months ended
                                                                               March 31,
                                                                               ---------
                                                                         2002             2001
                                                                         ----             ----

     Net sales from continuing operations........................... $ 14,171,156    $ 10,265,278
                                                                     ============    ============
     Net income from continuing operations.......................... $  2,070,946    $    696,965
                                                                     ============    ============
     Net income per share - basic from continuing operations........ $       0.20    $       0.08
     Net income per share - dilutive from continuing operations..... $       0.20    $       0.08

                                                                           Nine months ended
                                                                               March 31,
                                                                               ---------
                                                                         2002             2001
                                                                         ----             ----

     Net sales from continuing operations........................... $ 38,020,401    $ 29,780,657
                                                                     ============    ============
     Net income from continuing operations.......................... $  3,273,666    $  1,586,328
                                                                     ============    ============
     Net income per share - basic from continuing operations........ $       0.35    $       0.18
     Net income per share - dilutive from continuing operations..... $       0.34    $       0.18


9.   Stock Repurchase Program

During April 2001, the Company announced that its board of directors had approved a stock repurchase program to purchase up to 500,000 shares of the Company's common stock over the next six months on the open market or in private transactions. During the fourth quarter of fiscal year 2001, the Company repurchased 15,300 shares on the open market. During fiscal year 2002, the Company repurchased 5,000 shares on the open market. All repurchased shares were retired. The stock repurchase program expired in October 2001.


10.  Private Placement

On December 11, 2001, the Company closed a private placement, which was subsequently registered on Form S-3 with the Securities and Exchange Commission, of 1,500,000 shares of common stock. Gross proceeds from the private placement were $25,500,000, before costs and expenses associated with this transaction which totaled approximately $1,664,000.

The Company also issued warrants to purchase 150,000 shares of its common stock at $17.00 per share to its financial advisor. Such warrants were valued at approximately $1,556,000 using the Black Scholes method.


11.  Definitive Merger Agreement to Acquire E.mergent

On January 21, 2002, the Company signed a definitive merger agreement to acquire E.mergent, Inc. (Nasdaq: EMRT), a provider of video conferencing products and related services. Under the terms of the agreement, E.mergent will merge into a subsidiary of the Company. The Company will pay $7.3 million in cash and will issue, or reserve for issuance upon the exercise of assumed stock options, 873,000 shares of the Company's common stock in exchange for all of E.mergent's fully diluted equity, including all outstanding E.mergent stock options to be assumed by the Company in connection with the merger. The actual amount of cash and the Company's shares exchanged for each outstanding E.mergent share will depend on the number of E.mergent shares and stock options outstanding at the time of the merger. The transaction will be accounted for as a purchase. Completion is subject to approval by E.mergent's stockholders and other closing conditions.

Additional information about the proposed merger is available in the Company's Form 8-K, filed with the Securities and Exchange Commission on February 6, 2002, and the registration statement on Form S-4, which has been filed to register the ClearOne common stock shares to be issued in the merger. Our registration statements, Amendment 3 to Form S-4, was declared effective by the Securities and Exchange Commission on May 7, 2002. The Company presently anticipates that, if all conditions to the merger are satisfied, the merger may be completed shortly after the E.mergent stockholder meeting, which is scheduled for May 31, 2002.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Effective January 1, 2002, we changed our name to ClearOne Communications, Inc. We began trading under the symbol CLRO on March 15, 2002.

We develop, manufacture, market and distribute products and services for the conferencing equipment, conferencing services, and broadcast markets. In the fourth quarter of fiscal year 2001, we changed our reportable operating segments to reflect how we evaluate our operating performance and allocate resources. Prior to the fourth quarter of fiscal year 2001, our reportable segments included RFM/Broadcast, Conferencing Products, Conferencing Services and Other. On April 12, 2001, we sold the assets of the remote control portion of the RFM/Broadcast division. Subsequent to this disposal, we report two segments - Products and 1-800 LETS MEET(R). In the Products segment, we have applied our core digital technology to the development of products for conferencing, sound reinforcement, assistive listening and broadcast applications. During fiscal 2001, we introduced the PSR1212, the XAP(TM) 800, the ClearOne(R) conference phone, and the VRC2500. As a result of our acquisition of Ivron Systems, Ltd. ("Ivron") on October 2001, we introduced the VuLink during the second quarter of fiscal 2002. These new products contributed to a 45.9% increase in product-based revenues in the third quarter of 2002 compared to the third quarter of fiscal 2001 and a 25.2% increase for the nine-month period ended March 31, 2002 compared to the nine-month period ended March 31, 2001. In the 1-800 LETS MEET(R) segment, we provide operator-assisted conferencing; on-demand, reservationless conference calling; Webconferencing; and audio and video streaming. We focus on increasing sales in this segment by adding to our direct sales force, and by engaging new resellers and new private label accounts. These efforts contributed to a 23.4% increase in service-based revenues in the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001 and a 42.0% increase for the nine-month period ended March 31, 2002 compared to the nine-month period ended March 31, 2001. The 1-800 LETS MEET(R) segment includes revenues and expenses from the conferencing service bureau called 1-800 LETS MEET(R) as well as other private label business conducted by us.

Modified Purchase Agreement for Ivron Systems, Ltd.

As we previously announced, on October 3, 2001, we purchased all of the issued and outstanding shares of Ivron. Ivron was, at the time of the purchase, a privately-held developer of video conferencing technology and equipment with executive offices in Dublin, Ireland. As a result of the acquisition, we acquired a product already being sold by Ivron, the VuLink video conferencing product and we anticipated that this acquisition would help position us to develop a full-line of competitive video products including an installed video codec product, based on the Ivron technology platform; enhance audio sales; and, successfully enter the video conferencing market.

On March 26, 2002, we entered into negotiations with the former shareholders of Ivron to modify the terms of the original purchase agreement because, upon further analysis, certain aspects of the acquired technology may not meet the intended product objectives established in our original purchase negotiations. Given the results of our analysis, we have now identified an opportunity to collaborate in the development of a video codec, based on other readily-available technology, specifically designed for the high-end, installed videoconferencing market, that combines faster frames-per-second, built-in multipoint conferencing, and our high-quality audio. The negotiations were based on the results of an analysis by us that although the Ivron platform is well-suited for the lower- to mid-priced videoconferencing products, it is not as well-suited for an installed video codec product. These negotiations resulted in an amendment to the original October 3, 2001 purchase agreement.

The amendment, which was finalized on April 8, 2002, eliminates the earn-out that the Ivron shareholders would have been entitled to receive after June 30, 2002 for approximately 429,000 shares and the $17 million earn-out in subsequent years. Instead, upon meeting certain gross profit targets for the "V-There", "Vu-Link" set top videoconferencing products, technologies, and variants and sub-elements thereof (including licensed products), the former Ivron Shareholders may share in an earn-out of up to 109,000 shares of our common stock, issuable in four installments, on a quarterly basis, through July 15, 2003. Therefore, with the amendment, the total purchase price will now include the original $6.7 million in cash paid in October of 2001, the revised earn-out of up to 109,000 shares, and the original bonus to be paid in 2003 and 2004 of up to $1 million for the former option holders of Ivron, based on certain performance targets.

As of the acquisition date, we acquired tangible assets consisting primarily of accounts receivable, inventory, and property and equipment of approximately $762,000. We assumed liabilities consisting primarily of trade accounts payable, accrued compensation and other accrued liabilities of approximately $437,000. We also acquired cash of approximately $459,000.

Based on the modified purchase price determined under the terms of the amendment, we have recorded intangible assets of $5,780,000 related to developed technology and goodwill of $405,000. These allocations were based upon the final analysis by the independent financial consulting firm. The useful lives and amounts of the amortizable developed technology are 3 years for $135,000, 5 years for $1,002,000, and 15 years for $4,643,000. Amortization expense of approximately $379,000 has been recorded for the developed technology for the period from October 3, 2001 to March 31, 2002. In accordance with SFAS No. 142, no amortization expense has been recorded for goodwill.

Private Placement

On December 11, 2001, we closed a private placement of 1,500,000 shares of common stock. Gross proceeds from the private placement were $25,500,000, before costs and expenses associated with this transaction which totaled approximately $1,664,000. We also filed a Form S-3 registration statement with the Securities and Exchange Commission to allow the public resale of such shares. We plan to use the proceeds from the private placement for general corporate purposes, the funding of the proposed merger with E.mergent, Inc. described below, and the funding of other future acquisitions in furtherance of our strategy of considering suitable acquisitions to grow and diversify our business. The Company also issued warrants to purchase 150,000 shares of its common stock at $17.00 per share to its financial advisor. Such warrants were valued at approximately $1,556,000 using the Black Scholes method. See "Definitive Merger Agreement to Acquire E.mergent".

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

Summary operating results of the discontinued operations are as follows:

                                                                          Quarter Ended March 31,
                                                                     --------------------------------
                                                                           2002               2001
                                                                           ----               ----

     Net sales...................................................    $          -       $    731,358
     Cost of goods sold..........................................               -            255,617
     Marketing and selling.......................................               -             66,418
     Product development.........................................               -             23,389
                                                                     ------------       ------------
     Income from discontinued operations before income taxes.....               -            385,934
     Provision for income taxes..................................               -           (143,953)
                                                                     ------------       ------------
     Income from discontinued operations.........................    $          -       $    241,981
                                                                     ============       ============

     Basic earnings per share from discontinued operations.......    $       0.00       $       0.03
     Diluted earnings per share from discontinued operations.....    $       0.00       $       0.03

                                                                       Year-to-Date Ended March 31,
                                                                     --------------------------------
                                                                           2002               2001
                                                                           ----               ----

     Net sales...................................................    $          -       $  2,359,185
     Cost of goods sold..........................................               -            798,126
     Marketing and selling.......................................               -            238,177
     Product development.........................................               -            102,538
                                                                     ------------       ------------
     Income from discontinued operations before income taxes.....               -          1,220,344
     Provision for income taxes..................................               -           (455,188)
                                                                     ------------       ------------
     Income from discontinued operations.........................    $          -       $    765,156
                                                                     ============       ============

     Basic earnings per share from discontinued operations.......    $       0.00       $       0.09
     Diluted earnings per share from discontinued operations.....    $       0.00       $       0.09

Consolidated Results of Continuing Operations

Sales from continuing operations in the third quarter of fiscal 2002 increased 38.8% to $14,171,156 from $10,212,333 in the third quarter of fiscal 2001. Sales from continuing operations for the nine-month period ended March 31, 2002 increased 29.9% to $37,973,838 from $29,225,712 for the nine-month period ended March 31, 2001.

Product revenues grew 45.9% in the third quarter of fiscal 2002 to $10,184,067 from $6,980,329 in the third quarter of fiscal 2001. Product revenues increased 25.2% for the first nine months of fiscal 2002 to $26,349,104 from $21,039,045 for the first nine months of fiscal 2001. This increase was mainly due to continued success of the Audio Perfect(R) product line, as well as the introduction of new products, including the PSR1212, the XAP(TM) 800, the XAP(TM) 400, the VuLink and the V There. The Audio Perfect(R) product line began shipping in April of 1998 with the AP800, and also includes the AP10, the AP400, AP Tools, the AP IR Remote, and the APV200-IP. During the second quarter of fiscal 2001, we began shipping the PSR1212, a digital matrix mixer for the sound reinforcement marketplace. During the fourth quarter of fiscal 2001, we introduced our next generation audio product--the XAP(TM) 800. Sales of these products have continued strongly into fiscal 2002. Examples of typical applications using our products are corporate conference rooms, distance learning rooms, and courtrooms. We have realized more of the revenue associated with such applications as a result of this expanded product line. Product revenues also include telephone interface products, which are used to connect telephone line audio to broadcast audio equipment, and assistive listening products, which provide enhanced audio for people with hearing difficulties.

The 1-800 LETS MEET(R) segment experienced sales growth of 23.4% in the third quarter of fiscal 2002 as compared to the third quarter of fiscal 2001. Revenues were $3,987,089 for the three-month period ended March 31, 2002 as compared to $3,232,004 for the three-month period ended March 2001. Revenues increased 42.0% for the first three quarters of fiscal 2002 to $11,624,734 from $8,186,667 for the first three quarters of fiscal 2001. We attributed the growth in sales in this segment to an increased customer base due in part to an increase in sales staff for marketing conference calling services, an increase in resellers selling our services, and an overall increase in market size during the past year. Our conference calling services are being marketed not only to corporate clients but also to telephone service providers for resale.

Our gross profit margin from continuing operations was 60.6% in the third quarter of fiscal 2002 compared to 57.6% in the third quarter of fiscal 2001. Our gross profit margin from continuing operations was 59.9% for the nine-month period ended March 31, 2002 compared to 58.7% for the nine-month period ended March 31, 2001. The increase in gross profit margins was driven by an increase in 1-800 LETS MEET(R) segment gross margins. 1-800 LETS MEET(R) segment margins increased as a result of effective price negotiations for lower network charges.

Our operating expenses increased 43.4% comparing the third quarter of fiscal 2002 to the third quarter of fiscal 2001. Continuing operations expenses for the third quarter of fiscal 2002 were $5,429,537, as compared to $3,786,278 for the third quarter of fiscal 2001. Continuing operations expenses increased 35.8% for the nine-month period ended March 31, 2002 to $15,142,000 from $11,147,398 for the nine-month period ended March 31, 2001.

Marketing and selling expenses for the third quarter of fiscal 2002 were $2,763,581 as compared to $1,932,327 for the third quarter of fiscal 2001. As a percentage of revenues, marketing and selling expenses increased to 19.5% for the third quarter of fiscal 2002, compared to 18.9% for the third quarter of fiscal 2001. Marketing and selling expenses for the first nine months of fiscal 2002 were $7,995,734 as compared to $5,755,899 for the first nine months of fiscal 2001. As a percentage of revenues, marketing and selling expenses increased to 21.1% for the nine-month period ended March 31, 2002, compared to 19.7% for the nine-month period ended March 31, 2001. The year-over-year increase in marketing and selling expenses was primarily due to our commitment to increase resources for marketing and selling to increase momentum for our new products and 1-800 LETS MEET(R) calling services.

Product development expenses increased 55.9% when comparing the third quarter of fiscal 2002 to the third quarter of fiscal 2001. Product development expenses for the third quarter of fiscal 2002 were $1,122,973, as compared to $720,426 for the third quarter of fiscal 2001. As a percentage of revenues, product development expenses increased to 7.9% for the third quarter of fiscal 2002 up from 7.1% for the third quarter of fiscal 2001. Product development expenses increased 72.9% when comparing the first nine months of fiscal 2002 to the first nine months of fiscal 2001. Product development expenses for the nine-month period ended March 31, 2002 were $3,044,497, as compared to $1,760,921 for the nine-month period ended March 31, 2001. As a percentage of revenues, product development expenses increased to 8.0% for the first three quarters of fiscal 2002 up from 6.0% for the first three quarters of fiscal 2001. The increase in product development expenses is due to increased salaries associated with additional personnel and development costs for new product development. The increase is also due to the additional engineers acquired in the Ivron purchase along with amortization expense associated with Ivron technology.

General and administrative expenses increased 36.1% for the third quarter of fiscal 2002 as compared to the third quarter of fiscal 2001. Expenses for the third quarter of fiscal 2002 were $1,542,983 as compared to $1,133,525 for the third quarter of fiscal 2001. General and administrative expenses were 10.9% of revenues for the third quarter of fiscal 2002, compared to 11.1% for the third quarter of fiscal 2001. General and administrative expenses increased 13.0% for the nine-month period ended March 31, 2002 as compared to the nine-month period ended March 31, 2001. Expenses for the first three quarters of fiscal 2002 were $4,101,769 as compared to $3,630,578 for the first three quarters of fiscal 2001. General and administrative expenses were 10.8% of revenues for the first three quarters of fiscal 2002, compared to 12.4% for the first three quarters of fiscal 2001. The increase in dollars was largely attributable to the costs incurred in hiring additional personnel to support increased sales volume and the infrastructure costs associated with the hiring of such new personnel.

Interest income increased 34.7% for the third quarter of fiscal 2002 as compared to the third quarter of fiscal 2001. Interest income increased 12.6% for the nine-month period ended March 31, 2002, compared to the same period ended March 31, 2001. These increases are due to the increase in cash and cash equivalents following a private placement of 1,500,000 shares of common stock which closed on December 11, 2001.

Interest expense decreased 7.1% when comparing the third quarter of fiscal 2002 to the third quarter of fiscal 2001. Interest expense decreased 44.6% when comparing the nine-month period ended March 31, 2002 to the nine-month period ended March 31, 2001. Such decreases are due to the maturing of certain of our capital leases.

During the third quarter of fiscal 2002, income tax expense for continuing operations was calculated at a combined federal and state effective tax rate of approximately 32.8%, resulting in an income tax expense of $1,012,464. This compares to the third quarter of fiscal 2001, where the effective tax rate was 37.3%, and the income tax expense for continuing operations was $808,313. There are several reasons for this decrease in our income tax rate, including the recognition of various tax planning opportunities, and certain tax-advantaged investments that we have utilized for the cash that was received from our private placement. Since the amount of cash invested in these tax-advantaged investments will be decreasing over the near term with our use of cash in the pending acquisition of E.mergent, the tax benefits associated with these investments will similarly decrease; therefore, the tax rate might increase in future periods. For the nine-month period ended March 31, 2002, income tax expense for continuing operations was calculated at a combined federal and state effective tax rate of approximately 35.8%, resulting in an income tax expense of $2,770,560. This compares to the nine-month period ended March 31, 2001, where the effective tax rate was 37.7%, and the income tax expense for continuing operations was $2,360,303.

Net income from continuing operations for the third quarter of fiscal 2002 was $2,070,946, or an increase of 52.4%, compared to net income from continuing operations of $1,359,032 for the third quarter of fiscal 2001. Net income from continuing operations for the nine-month period ended March 31, 2002 was $4,974,533, or an increase of 27.4%, compared to net income from continuing operations of $3,905,397 for the same period ended March 31, 2001. These results are due to increased revenues offset by increases in expenses as described above.

Financial Condition and Liquidity

We have cash and cash equivalents of $23.2 million on March 31, 2002, which represents an increase of $16.3 million compared to cash and cash equivalents of $6.9 million on June 30, 2001. Based upon continuing operations, net operating activities used cash of $0.2 million in the first nine months of fiscal 2002. The decrease in cash flow from operating activities from the prior year to the current year is a result of the increase in accounts receivable. The increase in accounts receivable is due to shipments late in the third quarter and the addition of 15 new dealers. We expect this increase to be temporary. Net investing activities used cash of $7.5 million primarily due to the purchase of Ivron on October 3, 2001. Net financing activities provided cash of $24.0 million, primarily due to proceeds from a private placement of 1,500,000 shares of common stock that closed December 11, 2001.

We have an available revolving line of credit of $5.0 million, which is secured by our accounts receivable and inventory. The interest rate on the line of credit is variable (250 basis points over the London Interbank Offered Rate (LIBOR) or prime less 0.25 percent, whichever we choose). The borrowing rate was 5.0% on March 31, 2002. There was no outstanding balance on March 31, 2002. The line of credit was renewed as of December 22, 2001 and will expire on December 22, 2002. Borrowings under the line of credit are subject to certain financial and operating covenants. We were in compliance with these covenants on March 31, 2002.

During April 2001, we announced that our board of directors had approved a stock repurchase program to purchase up to 500,000 shares of our common stock over the following six months. These purchases were to be discretionary on the part of management and were to be made on the open market or in private transactions. In the third quarter of fiscal 2002, we did not repurchase any shares. Prior to that time, we had repurchased and retired 20,300 shares. The stock repurchase program expired in October, 2001.

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

Definitive Merger Agreement to Acquire E.mergent

On January 21, 2002, we signed a definitive merger agreement to acquire E.mergent, Inc. (Nasdaq: EMRT), a provider of video conferencing products and related services. Under the terms of the agreement, E.mergent will merge into a subsidiary of ours. We will pay $7.3 million in cash and will issue, or reserve for issuance upon the exercise of assumed stock options, 873,000 shares of our common stock in exchange for all of E.mergent's fully diluted equity, including all outstanding E.mergent stock options to be assumed by us in connection with the merger. The actual amount of cash and our shares exchanged for each outstanding E.mergent share will depend on the number of E.mergent shares and stock options outstanding at the time of the merger. The transaction will be accounted for as a purchase. Completion is subject to approval by E.mergent's stockholders and other closing conditions.

Additional information about the proposed merger is available in our Form 8-K, filed with the Securities and Exchange Commission on February 6, 2002, and our registration statement, filed as Amendment 3 to Form S-4, which the Securities and Exchange Commission declared effective on May 7, 2002. E.mergent has mailed a proxy statement/prospectus to its shareholders. E.mergent will hold a shareholders meeting on May 31, 2002 for the purpose of voting on the proposed merger. We presently anticipate that, if all conditions to completion of the merger are met including approval by the E.mergent shareholders, the merger will be completed soon after such approval.

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

We face intense competition in the audio and videoconferencing industries, and our operating results will be harmed if we cannot compete effectively against other companies.

The markets for our products and services are highly competitive. These markets include our traditional dealer channel, the market for our conferencing services, and our retail channel. We compete with businesses having substantially greater financial, research and development, manufacturing, marketing, and other resources. We expect our competitors to continue to improve the performance of their current products or services, to reduce their current products or service sales prices, and to introduce new products or services that may offer greater performance and improved pricing. To remain competitive, we are required to devote substantial resources to maintaining product and services offerings that include current technology and advanced features, but it is possible these efforts will not be sufficient to keep pace with competitors' efforts to improve their technology and product features. If we are not able to continually design, manufacture, and successfully introduce new or enhanced products or services that are comparable or superior to those provided by other companies, we could experience pricing pressures and reduced sales, margin, profits, and market share, each of which could materially harm our business.

Difficulties in estimating customer demand in our product segment could harm our profit margins.

Orders from our resellers are based on demand from end-users. Prospective end-user demand is difficult to measure. This means that any period could be adversely impacted by low end-user demand, which could in turn negatively affect orders we receive from resellers. Our expectations for both short- and long-term future net revenues are based on our own estimates of future demand as well as backlog based on our blanket purchase order program in which certain dealers commit to purchase specified quantities of products over a twelve-month period. We also base expense levels on those revenue estimates. If our estimates of sales are not accurate and we experience unforeseen variability in our revenues and operating results, it will hamper our ability to manage expense levels accordingly, thereby adversely affecting profit margins.

Our profitability may be adversely affected by our continuing dependence on our distribution channel.

We market our products primarily through a network of dealers and master distributors. All of our agreements regarding such dealers and distributors are non-exclusive and terminable at will by either party. We cannot be assured that any or all such dealers or distributors will continue to offer our products.

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

Our reseller customer contracts are typically short-term and early terminations of our contracts may cause our revenues to decline and harm our profit margins.

We do not typically enter into long-term contracts with our reseller customers, and we cannot be certain as to future order levels from our reseller customers. When we do enter into a long-term contract, the contract is generally terminable at the convenience of the customer. In the event of an early or unanticipated termination by one of our larger reseller customers, it is unlikely that we will be able to rapidly replace that revenue source or rapidly reduce our expense levels to compensate for such loss of revenues, both of which would harm our net revenues and profit margins.

Service interruptions could negatively affect revenues from our conference calling services business.

We rely heavily on our network equipment, telecommunications providers, data, and software to support all of our functions. Our conference calling services business, which produced 29.3% of our revenues during our last fiscal year, relies 100 percent on our network equipment for our revenues. We cannot guarantee that our back-up systems and procedures will operate satisfactorily in an emergency. Should we experience such a material failure of our equipment or the services of our telecommunications providers, it would substantially affect revenues and could seriously jeopardize our ability to continue operations. In particular, should our conference calling service experience even a short term interruption of our network or telecommunication providers, our ongoing customers may choose a different provider, and our reputation may be damaged, reducing our ability to retain current customers and attract new customers.

We depend on a limited number of suppliers for components and the inability to obtain sufficient components could adversely affect our product sales.

Certain electronic components used in connection with our products can only be obtained from single manufacturers and we are dependent upon the ability of these manufacturers to deliver such components to our suppliers so that they can meet our delivery schedules. We do not have a written commitment from such suppliers to fulfill our future requirements. Our suppliers maintain an inventory of such components, but there can be no assurance that such components will always be readily available, available at reasonable prices, available in sufficient quantities, or deliverable in a timely fashion. If such key components become unavailable, it is likely that we will experience delays, which could be significant, in production and delivery of our products unless and until we can otherwise procure the required component or components at competitive prices, if at all. The lack of availability of these components could have a materially adverse effect on our ability to sell products.

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

Product development delays could harm our competitive position and reduce our revenues.

We may experience technical difficulties and delays with the development and introduction of new products. The products developed by us involve sophisticated and complicated components and manufacturing techniques involving new technologies. Potential difficulties in the development process that could be experienced by us include difficulty in meeting required specifications, hiring a sufficient number of developers, discovery of software bugs, and achieving necessary manufacturing efficiencies. We have experienced product development delays associated with our video conferencing products. If we are not able to manage and minimize such potential difficulties, our sales could be negatively affected.

Delays in the distribution process could have an adverse effect on our sales.

Our sales are dependent in part on our ability to provide prompt, accurate, and complete services to customers on a timely and competitive basis. Delays in distribution in our day-to-day operations or material increases in costs of procuring and delivering products could have an adverse effect on our ability to generate revenues from product sales. Any failure of our computer operating systems, the Internet or our telephone system could adversely affect our ability to receive and process customers' orders and ship products on a timely basis. Strikes, termination of air travel, or other service interruptions affecting Federal Express Corporation, United Parcel Service of America, Inc., or other common carriers used by us to receive necessary components or other materials or to ship our products also could impair our ability to deliver products on a timely and cost-effective basis. Such failures would likely negatively affect our sales and net revenues.

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

Our officers and directors together had beneficial ownership of approximately 21.5% of our common stock (including options that are currently exercisable or exercisable within sixty (60) days) as of May 1, 2002. Assuming our officers' and directors' actual beneficial ownership remained unchanged until completion of the merger with E.mergent, together they would have beneficial ownership of approximately 19.8% of our common stock after the merger. This significant holding in the aggregate places the officers and directors in a position, when acting together, to have substantial control over us and could delay or prevent a change in control.

International sales are accounting for a portion of our net revenue, and risks inherent in international sales could harm our business.

International sales represent a significant portion of our total revenue from continuing operations. For example, international sales represented 10% of our total sales for the third quarter of fiscal 2002 and 13% for the third quarter of fiscal 2001. International sales represented 10% of our total sales for the nine-month period ended March 31, 2002 and 12% for the nine-month period ended March 31, 2001. Our international business is subject to the financial and operating risks of conducting business internationally, including: unexpected changes in, or imposition of, legislative or regulatory requirements; fluctuating exchange rates, tariffs and other barriers; difficulties in staffing and managing foreign subsidiary operations; export restrictions; greater difficulties in accounts receivable collection and longer payment cycles; potentially adverse tax consequences; and, potential hostilities and changes in diplomatic and trade relationships.

Our sales in the international market are denominated in U.S. Dollars and Gentner EuMEA transacts business in U.S. Dollars, however, its financial statements are prepared in the Euro, according to German accounting principles. Although conversion to the Euro has eliminated currency exchange rate risk for transactions between the member countries, consolidation of Gentner EuMEA's financial statements with ours, under United States generally accepted accounting principles, requires remeasurement to U.S. Dollars, which is subject to exchange rate risks. We currently do not undertake any hedging activities that might protect against such risks.

The continued integration of our subsidiaries and the integration of any additional acquired businesses involve uncertainty and risk.

Following the acquisition of Ivron in October 2001, we have dedicated substantial management resources in order to achieve the anticipated operating efficiencies from integrating Ivron with us. The merger with E.mergent will result in additional demands on management resources that could prolong or adversely affect the successful integration of Ivron. In addition, we intend to pursue acquisition opportunities in the future. The integration of such acquired businesses could require substantial management resources. There can be no assurance that any such integration will be accomplished without having a short or potentially long-term adverse impact on our business, results of operations or financial condition or that the benefits expected from any such integration will be fully realized.

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

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 eliminates amortization of goodwill and intangible assets with indefinite lives and instead sets forth methods to periodically evaluate goodwill for impairment. SFAS No. 142 provides guidance for testing goodwill and intangible assets that will not be amortized for impairment. The amortization provisions of Statement 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt Statement 142 in their fiscal year beginning after December 15, 2001 (i.e., January 1, 2002 for calendar year companies). Early adoption is permitted for companies with fiscal years beginning after March 15, 2001 provided that their first quarter financial statements have not been issued. We plan to adopt this statement on July 1, 2002 and, as such, we are continuing to evaluate the impact of this statement on our financial statements. Unamortized goodwill was approximately $2,898,000 as of March 31, 2002, of which $2,493,000 relates to the ClearOne acquisition which occurred on July 1, 2000 and which will continue to be amortized until June 30, 2002, and $405,000 relates to Ivron, which is not amortized in accordance with the provisions of SFAS No. 142. Amortization of goodwill was approximately $67,600 and $202,800 for the three and nine months ended March 31, 2002.

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

We currently have limited market risk sensitive instruments related to interest rates. Our capital lease obligations total $76,000 at March 31, 2002. We do not have significant exposure to changing interest rates on these capital leases because interest rates for the majority of the capital leases are fixed. We have not undertaken any additional actions to cover interest rate market risk and are not a party to any other interest rate market risk management activities. A hypothetical 10 percent change in market interest rates over the next year would not impact our earnings or cash flows as the interest rates on the majority of the capital leases are fixed.

We do not purchase or hold any derivative financial instruments for trading purposes.

                           PART II - OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

        (a)  Exhibits
               --------

EXHIBIT
NUMBER         DESCRIPTION
------         -----------

2.1 Share Purchase Agreement dated October 3, 2001, among Gentner Communications Corporation, Gentner Ventures, Inc. and the Shareholders of Ivron Systems, Ltd. (incorporated by reference from the Company's Current Report on Form 8-K filed October 18,
               2001)

2.2 Agreement and Plan of Merger dated January 21, 2002 between ClearOne Communications, Inc., its wholly-owned subsidiary, Tundra Acquisitions Corporation, and E.mergent, Inc. and the Voting Agreement dated January 21, 2002, between ClearOne Communications, Inc., Tundra Acquisitions Corporation and Robin Sheeley, James W. Hansen, Richard F. Craven and Jill Larson (incorporated be reference from the Company's Current Report on Form 8-K filed February 6, 2002)

2.3 Amendment to the Share Purchase Agreement dated April 8, 2002 between ClearOne Communications, Inc. and the shareholders of Ivron Systems, Ltd. (incorporated by reference from the Company's Current Report on Form 8-K filed April 10, 2002)

3.1 1 Articles of Incorporation and all amendments thereto through March 1, 1988. (Page 10) (incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1989)

3.2 1          Amendment to Articles of Incorporation, dated July 1, 1991. (Page
               65) (incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991)

3.3 1 Bylaws, as amended on August 24, 1993. (Page 16) (incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1993)

3.4 1 Amendment to Articles of Incorporation, dated December 12, 2001 (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001)

4.1 Form of Stock Purchase Agreement for private placement transaction (incorporated by reference from the Company's registration statement on Form S-3 filed November 23, 2001)

1 Denotes exhibits specifically incorporated into this Form 10-Q by reference, pursuant to Regulation S-K, Item 10. These documents are located under File No. 0-17219 and are located at the Securities and Exchange Commission, Public Reference Branch, 450 South 5th St., N.W., Washington, DC 20549.

        (b)  Reports on Form 8-K
        ------------------------

A report on Form 8-K was filed February 1, 2002, to announce ClearOne Communications, Inc.'s financial results for the fiscal quarter ended December 31, 2001.

A report on Form 8-K was filed February 6, 2002, to announce the acquisition of E.mergent, Inc. The report included (1) the Agreement and Plan of Merger dated as of January 21, 2002 between ClearOne Communications, Inc., its wholly-owned subsidiary, Tundra Acquisitions Corporation, and E.mergent, Inc.; and (2) the Voting Agreement dated as of January 21, 2002, between ClearOne Communications, Inc., Tundra Acquisitions Corporation and Robin Sheeley, James W. Hansen, Richard F. Craven and Jill Larson.

A report on Form 8-K was filed March 21, 2002, to announce the appointment of Andrew S. Fellows as its Vice President of Services.

A report on Form 8-K was filed April 10, 2002, to announce the Amendment to the Share Purchase Agreement between ClearOne Communications, Inc. and the shareholders of Ivron Systems, Ltd. dated April 8, 2002.

A report on Form 8-K was filed April 23, 2002, to announce ClearOne Communications, Inc.'s financial results for the fiscal quarter ended March 31, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CLEARONE COMMUNICATIONS, INC.


                                 /s/ Randall J. Wichinski
                                 ---------------------------------------------
                                 Randall J. Wichinski
                                 Chief Financial Officer and Vice President


Date:  May 15 2002