Form 10-K
period 2002-06-30
CLEARONE COMMUNICATIONS INC
filed 2002-09-25
CIK 840715

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission file number 0-17219

                          CLEARONE COMMUNICATIONS, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)


                     Utah                              87-0398877
      ------------------------------------         ------------------
        (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)            Identification No.)

     1825 Research Way, Salt Lake City, Utah              84119
     ---------------------------------------            ----------
     (Address of principal executive offices)           (Zip Code)

                  Registrant's telephone number (801) 975-7200
                                                --------------

              Securities registered under Section 12(b) of the Act:
                                      None

              Securities registered under Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                         ------------------------------
                                (Title of class)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. |_|

         The aggregate market value of the voting common stock held by non-affiliates is approximately $109,269,000 at August 30, 2002. This value was computed at the price of $11.80 at which the stock traded on August 30, 2002 (which date is within 60 days of the filing of this Form 10-K).

         The number of shares of ClearOne common stock outstanding as of August 30, 2002 was 11,195,619.

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS

Overview

We are a provider of end-to-end conferencing solutions. Our products and services enable businesses, employees, customers and partners to communicate effectively from disparate locations, while decreasing travel time and costs.

We operate in three business segments: products, conferencing services and business services.

Products

Our products segment primarily manufactures and sells high quality products such as:

     o    audio conferencing products;

     o    videoconferencing products;

     o    sound reinforcement products; and

     o    videoconferencing peripherals, such as cameras and furniture.

Conferencing Services

Our conferencing services segment provides:

     o    full-service conference calling;

     o    on-demand, reservationless conference calling;

     o    web conferencing;

     o    audio and video streaming; and

     o    customer training and education.

Our single point of contact, 1-800 LETS MEET(R), allows our customers easy and cost-effective access to our complete breadth of conferencing services.

Business Services

Our business services segment provides customers with a broad range of services on a local and national basis including:

     o technical services such as the design, installation and servicing of systems; and

     o value added services such as proactive field support, training, system consulting and help desk.

Our conferencing systems are designed for use in board and conference rooms, lecture halls, classrooms, courtrooms, theaters, museums, churches, professional broadcast facilities and streaming network facilities. Our major customers include large technology and telecommunications distributors and major conferencing services vendors. We sell our products and services through our direct sales force and a network of independent dealers, distributors, value-added resellers and retailers. We manufacture most of our audioconferencing and videoconferencing equipment in-house using modern, modular assembly workstations that are designed to enhance the efficiency and quality of the manufacturing process. Our cameras are manufactured through contract manufacturing facilities. We also build our own custom conferencing furniture.

We have grown through a combination of strong internal growth and selective acquisitions. Our net sales from continuing operations have increased from $11.8 million in fiscal 1997 to $54.5 million in fiscal 2002, representing a 35.8% compound annual growth rate (CAGR). In addition, we have been recognized by FSB:
FORTUNE Small Business magazine as among the top 25 fastest-growing small companies in America for the past two years and by Forbes magazine in 2001 as the 11th best small company in America.

Our principal executive offices are located at 1825 Research Way, Salt Lake City, Utah 84119, and our telephone number at this location is (801) 975-7200. Our World Wide Web address is www.clearone.com.

We were incorporated in Utah on July 8, 1981 as Gentner Engineering Company. We went public on March 26, 1985 as a result of a reverse merger with Insular, Inc., a Utah company. As a result, our name changed to Gentner Communications Corp. and effective January 1, 2002, we changed our name to ClearOne Communications, Inc.

Business Strategy

Our goal is to be the best provider of end-to-end conferencing solutions. The principal components of our strategy to achieve this goal are to:

Continue to increase our share of each conference room installation. We intend to continue to increase our share of each conference room installation by expanding our product offerings and by cross-selling our products with our services. For example, in the last fiscal year, we began shipping our V-There(TM) videoconferencing products and added video cameras, conferencing furniture and accessories to our product offerings. Through the E.mergent acquisition, described below, we gained access to E.mergent's distribution channels and customer list, which we intend to use to cross-sell our products. As a result of these efforts, our customers are able to equip a larger portion of a conference room with our products.

Continue to expand our service offerings. To become a one-stop conferencing solutions provider, we will continue to increase the range of our service offerings. In May 2002, we expanded our business services to include the design and installation of conferencing systems, field support and user training. We are also expanding the geographical scope of our business services into Canada, through the OM Video acquisition, described below.

Strengthen our sales and marketing efforts. We will continue to strengthen our sales and marketing efforts through the proactive sales force that cross-sells our products and services. The proactive sales force targets an underserved market of customers who are unaware of the full functionality of our products and services. The proactive sales force understands the conferencing needs of these customers, educates them on the products and services we offer and provides a solution that enables these customers to fully realize the benefits of their investment in conferencing technology.

Pursue strategic acquisitions and investments. We have and will continue to selectively pursue acquisitions to expand our product and service offerings, see "Recent Developments."

Continue to develop new and competitive products. We are committed to offering high-quality products and will continue to invest in research and development to enhance existing products and to develop new products that will effectively compete in the conferencing marketplace.

Recent Developments

Since July 1, 2001, we have completed several significant transactions that we believe will position our company to compete more effectively in the conferencing products and services markets.

Ivron Acquisition

On October 3, 2001, we purchased all of the issued and outstanding shares of Ivron Systems, Ltd., a privately held developer of videoconferencing technology based in Dublin, Ireland. We believe the Ivron acquisition will help position us to further develop a competitive suite of videoconferencing products. Under the terms of the share purchase agreement, as amended in April 2002, we paid cash of $6.7 million to the stockholders and option holders of Ivron. In addition, we agreed to pay an earn-out of 109,000 shares of our common stock and $1.0 million in cash in fiscal 2003 and fiscal 2004 if certain profits and earnings targets are met. We incurred $345,000 in transaction costs in connection with the Ivron acquisition.

Private Placement of Common Stock

On December 11, 2001, we closed a private placement of 1.5 million shares of our common stock, which was subsequently registered on Form S-3 with the Securities and Exchange Commission. Net proceeds from the private placement were $23.8 million, after costs and expenses associated with the private placement. The proceeds were used to pay the cash purchase price of the E.mergent acquisition and the OM Video acquisition described below, as well as for other corporate purposes. We also issued warrants to purchase 150,000 shares of our common stock at $17.00 per share to Wedbush Morgan Securities, Inc., our financial advisor in the private placement. These warrants vested immediately and are exercisable over 10 years. Under the terms of the warrants, we may be required to register the shares of common stock issuable upon the exercise of the warrants, under the Securities Act of 1933.

E.mergent Acquisition

On May 31, 2002, we completed the acquisition of E.mergent, Inc., whose headquarters were in Minnesota. Prior to the acquisition, E.mergent primarily operated in two business segments. The products segment designed, manufactured and marketed a line of products that supports technologies in the videoconferencing, audiovisual, identification, education and medical markets. The services segment, called Acoustic Communications Systems(TM) (ACS), provided services in the design, installation and support of meeting room technologies. In connection with the E.mergent acquisition, we paid to the shareholders of E.mergent cash of $7.3 million cash and 868,691 shares of our common stock. In addition, E.mergent stock options outstanding on the closing date of the acquisition were converted to options to purchase 4,158 shares of our common stock. We incurred transaction costs of $1.1 million in connection with the E.mergent acquisition, including approximately $470,000 of severance costs.

OM Video Acquisition

On August 27, 2002, we purchased all of the issued and outstanding shares of Stechyson Electronics Ltd., doing business as OM Video, an audiovisual integration firm headquartered in Ottawa, Canada. We paid to OM Video's shareholders approximately $6.6 million in cash and may be required to pay to them an additional $600,000 as well as an earn-out of $800,000 in the 12 months following the acquisition. The additional $600,000 payment to OM Video's shareholders is contingent on the results of our audit of OM Video's financial statements and an audit by the Canada Customs and Revenue Agency. The OM Video acquisition complements our focus on providing a total multimedia collaboration solution by strengthening our business services segment with a greater North American presence and an expanded technical team to better support our channel partners.

Sale of Broadcast Telephone Interface Products

On August 27, 2002 we sold a portion of our broadcast telephone interface products line to Comrex Corp., a privately held corporation based in Devens, Massachusetts. We will discontinue production of all our broadcast telephone interface products over the next 12 months.

Industry Overview

We compete in a number of different markets for our products and services, including:

     o    the audio conferencing systems market;

     o    the videoconferencing systems market;

     o    the conferencing services market; and

     o    the market for our business services.

Audio Conferencing Systems Market

Frost & Sullivan, an international marketing consulting company that publishes market research reports, defines the audio conferencing systems market as the market for tabletop and installed audio conferencing systems. A tabletop audio conferencing system consists of products that enable a group of people in a conference room to speak with clear transmission to an outside caller. A tabletop unit includes at least a microphone, speaker and keypad. Installed systems are generally used in larger conference rooms and auditoriums. Installed systems provide higher quality audio and have more capacity to handle a larger number of callers.

According to Frost & Sullivan, the revenues for the audio conferencing systems market were $125.9 million in 2001 and are forecasted to grow to $347.7 million in 2008 or at a CAGR of 15.6%. One of the principal drivers of this growth is the availability of upgraded product offerings. Audio conferencing systems now offer higher quality audio conferencing than speakerphones, are easy to use, and are able to bridge multiple parties. Another factor that will have a significant impact on the development of audio conferencing systems is the transition to the Internet Protocol (IP) network from the traditional public switched telephone network (PSTN). The IP network will provide for a greater convergence of audio and data. According to Frost & Sullivan, future revenues and demand growth are expected to revolve around product and feature advancements in systems that support IP conference calls. These growth factors are expected to be offset slightly by direct competition from speakerphones and similar less expensive products and reduced customer spending given the current economic conditions.

According to Frost & Sullivan, we had the largest share of the installed segment of the market and the second largest share of the audio conferencing systems market in calendar 2001, with Polycom being our closest competitor. In 2001, our market share of the audio conferencing systems market was 22.2%. We were the leading provider of installed audio conferencing systems in 2001, with 55.4% market share in 2001.

Videoconferencing Systems Market

Frost & Sullivan defines the videoconferencing systems market as the market for:

     (1) group systems that are comprised of stand alone or rack mount codecs (systems that encode and decode audio or video signals) targeted at high-end conference room applications;

     (2) personal desktop systems that are designed for one-to-one business communication; and

     (3) MPEG (high quality video) codecs that are used in group conference settings or to facilitate desktop interactive video.

Frost & Sullivan estimates that the videoconferencing systems market will grow from revenues of $585.3 million in 2001 to $2.53 billion in 2008, or at a CAGR of 23.2%. According to Frost & Sullivan, most of this market growth will be generated in the group systems segment of the market, which accounted for 89.4% of the market's revenues in 2001 and is projected to account for 93.9% of the market's revenues in 2008. Market growth will be driven primarily by improving technology as users switch from the Integrated Services Digital Network (ISDN) to IP networks, declining prices, and higher awareness and use of videoconferencing systems. In addition, Frost & Sullivan anticipates that there will be an emerging demand for videoconferencing systems that accommodate wireless standards and applications in the future.

Conferencing Services Market

International Data Corporation, or IDC, an established provider of industry analysis and market data, defines the conferencing services market to include:

     o    audio conferencing;

     o    videoconferencing;

     o    newly emerging online services enabling data conferencing; and

     o web-based collaborative conferencing, as well as the delivery of e-learning solutions.

IDC forecasts that the worldwide conferencing services market will generate revenues of $14 billion by 2005, representing a CAGR of 38% over the period between 2000 and 2005. According to IDC, the development of the conferencing services market will be driven by:

     (1)  the convergence of audio, video and data conferencing technologies;

     (2) the increasing acceptance and use of conferencing as a time-and-cost-saving business tool;

     (3) the availability of spontaneous, reservationless conferencing services;

     (4) the increasing popularity of subscription and premium packaged pricing for conferencing services; and

     (5) the extension of conferencing applications to areas such as customer relationship management, sales, disaster recovery and wireless instant messaging.

Business Services

A large portion of the audiovisual systems integration market is composed of small regional companies with highly focused areas of expertise, that both resell audio conferencing and videoconferencing equipment, and design, configure, integrate and install audio conferencing and videoconferencing systems. We distinguish ourselves from these traditional audiovisual integrators, as well as larger companies that operate on a national basis, with the large breadth of our product and service offerings, especially audio, web and data conferencing services.

Business Segments

We operate in three different reportable segments:

     (1)  the products segment;

     (2)  the conferencing services segment; and

     (3)  the business services segment.

Products Segment

Net revenues from our products segment were $37.2 million in fiscal 2002, $28.2 million in fiscal 2001 and $22.2 million in fiscal 2000.

The products segment consists of sales of audio conferencing and videoconferencing products as well as videoconferencing peripherals such as cameras and furniture. In addition to conferencing products, we sell products into the sound reinforcement and assistive listening systems market. In fiscal 2002, we also sold products into the broadcast market, but in August 2002, we sold a portion of our broadcast telephone interface product line and will discontinue production of all our broadcast telephone interface products within the next 12 months. (See "Recent Developments - Sale of Broadcast Telephone Interface Products" above.) Through internal growth and strategic acquisitions, we significantly expanded our product offerings in our core business areas during the past three years, thereby enabling us to capture a larger share of each conference room installation. In other words, our customers are able to equip a larger portion of a conference room with our products.

Our principal products now include:

     o    audio conferencing systems and accessories;

     o    videoconferencing systems and accessories;

     o    conferencing furniture; and

     o    sound reinforcement products.

Audio Conferencing Systems and Accessories

We have been developing high-end audio conferencing products since 1991. Our proprietary Distributed Echo Cancellation(R) technology provides effective echo cancellation, preventing the creation of additional noise during a conference call and we have established strong brand recognition for our audio conferencing products.

Our audio conferencing systems are divided into two broad product lines: (1) the Audio Perfect(R) product line, and (2) the XAP(TM) product line. We began shipping our Audio Perfect(R) product line in 1998. Building on our Audio Perfect(R) technology, we began shipping our XAP(TM) products in June 2001. Our XAP(TM) product line features the latest advances in technology and functionality. It has more processing power than our Audio Perfect(R) products and contains noise cancellation technology in addition to our Distributed Echo Cancellation(R) technology found in our Audio Perfect(R) product line. The Audio Perfect(R) product line offers lower-cost products that still allow users to experience quality sound in a wide variety of conferencing venues.

The XAP(TM) and Audio Perfect(R) products are comprehensive audio control systems designed to excel in the most demanding acoustical environments and routing configurations. These products are also used for integrating high-quality audio with videoconferencing systems. Our conferencing products are used in such diverse settings as conference rooms, distance learning facilities, and courtrooms. The table below sets forth a brief description of the principal products in each of our XAP (TM) and Audio Perfect(R) product lines.


    Product:                   Description:
---------------------------    -------------------------------------------------

XAP(TM) Products
----------------

XAP(TM)800                      o  our most powerful, feature-rich product
                                o  dramatically reduces noise and echo
                                o  eight microphone inputs
                                o  performs the combined functions of several
                                   audio devices, including a microphone mixer and equalizer
                                o  suitable for use in large conference venues

XAP(TM)400                      o  similar functions to the XAP(TM)800, but
                                   with four microphone inputs
                                o  suitable as a stand-alone system for small
                                   to medium-sized conference rooms or as an addition to a videoconferencing system

XAP(TM)TH2                      o  telephone interface that routes caller audio
                                   from a single telephone line into the XAP(TM)
                                   800 audio conferencing system to connect audio conferencing participants via a telephone line
                                o  up to 16 callers can be added to a
                                   conference by using 16 XAP(TM)TH2s

G-Ware                          o  new software platform for the XAP line that
                                   simplifies setup and configuration of the sophisticated mixing and processing functions of the XAP(TM)800

    Product:                   Description:
---------------------------    -------------------------------------------------

Audio Perfect(R) Products
-------------------------

AP800                           o  performs the combined functions of several
                                   audio devices
                                o  allows easy integration with codecs,
                                   external public announcement systems, sound reinforcement equipment, VCRs and CD players

AP400                           o  similar functions to the AP800, but with
                                   four microphone inputs
                                o  suitable as a stand-alone system for small
                                   to medium-sized conference rooms or as an addition to a videoconferencing system

AP10                            o  telephone interface that routes caller audio
                                   from a single telephone line into the Audio
                                   Perfect(R) audio conferencing system to
                                   connect audio conferencing participants via a telephone line
                                o  up to 16 callers can be added to a
                                   conference by using 16 AP10s

AP-Ware(TM)                     o  PC-based software designed to make the Audio
                                   Perfect(R)family of products more user
                                   friendly
                                o  simplifies the setup, configuration and
                                   operation of the Audio Perfect(R) system

In addition, we offer a full range of audio conferencing accessories that include:

     o control panels, to conveniently control the zoning, volume and other functions of the XAP(TM)800 and XAP(TM) 400;

     o the XAP IR Remote Control and the AP IR Remote Control that operate the XAP(TM) and Audio Perfect(R) products using infra-red transmissions;

     o    a variety of microphones; and

     o    wall mount speakers.

Videoconferencing Systems and Accessories

We expanded our videoconferencing product offerings primarily through strategic acquisitions. Through the Ivron acquisition in October 2001, we introduced the V-There(TM) videoconferencing product line. Through the acquisition of E.mergent in May 2002, we expanded our videoconferencing product offerings to include a wide selection of cameras and other videoconferencing accessories.

We believe our V-There(TM) series of products have several features that appeal to existing and potential customers. First, it has robust information sharing capabilities as compared to systems that only offer such capabilities with an add-on. Among other functions, this information-sharing feature allows participants in a videoconference to browse the web as well as share and exchange documents created in any Microsoft Windows application. In addition, V-There(TM) systems have dual monitor support, thereby allowing participants to continue to see each other on one monitor while data appears on a second monitor. Finally, we can easily combine our V-There(TM) products with our high quality audio conferencing products to provide our customers with a conferencing system that has both top quality video and audio performance.

Our videoconferencing accessories consist of several lines of cameras. Our Professional Document Camera Series features professional, high quality cameras for videoconferencing applications. Our integrated camera solutions include a variety of cameras that are used for integrated videoconferencing applications. For example, the PTZCam(TM) can be used to capture the presenter and may be used together with the Ceiling DocCam(TM) cameras (installed on ceilings) and the WallCam(TM) cameras (installed on walls) to view documents during a videoconference.

Our other videoconferencing accessories feature camera control and expanded multimedia capabilities to enable our customers to customize their videoconferencing systems.

Conferencing Furniture

We offer a wide selection of conferencing furniture for various conference settings. Our furniture line features audiovisual carts, plasma screen carts and pedestals, standard and set top videoconferencing carts, document camera carts, tables, secure cabinets and podiums. In addition, we offer our customers the option of customizing our furniture or designing their own furniture.

Sound Reinforcement Products

Our sound reinforcement products are designed for sound reinforcement applications in large venues such as hotels, theaters, convention centers, and houses of worship.

Broadcast Telephone Interface Products

Our telephone interface product line offered a full selection of products ranging from simple single-line couplers, which enable users to send and receive audio over a single telephone line, to computerized multiple-line systems used in call-in talk-show programs. On August 27, 2002, we sold a portion of our broadcast telephone interface product line to Comrex Corp., a privately held broadcast equipment provider. We will discontinue production of all our broadcast telephone interface products over the next 12 months.

Assistive Listening System Products

Our assistive listening system products enable users to comply with the Americans with Disabilities Act (ADA) by providing enhanced audio for hearing impaired people in places such as theaters, houses of worship, schools, courtrooms, stadiums and arenas. We also offer a line of assistive listening system products that is designed for non-ADA applications such as language translation and tour groups, and operate in the non-ADA 216 MHz frequency range.

Warranty and Service

We provide a one-year warranty on our products, which covers both parts and labor. Under the terms of the warranty, we have the option of repairing or replacing products found to be defective during the warranty period as long as customers have followed the proper preventative maintenance procedures. Repairs necessitated by misuse of the products or that are required outside the warranty period are not covered by our warranty. We also sell extended warranties for our XAP(TM), Audio Perfect(R) and GT1524 products, which enable customers to get a replacement unit within 24 hours. In fiscal 2002, we spent $62,000 to honor our product warranties.

Conferencing Services Segment

Sales from our conferencing services segment and our business services segment were $15.8 million in fiscal 2002, $11.7 million in fiscal 2001 and $5.9 million in fiscal 2000.

Since 1993, we have provided our customers with a complete array of conferencing services under the brand name Gentner Conference Call(R) (1-800 LETS MEET(R)). Our services offering is made up of (1) audio conferencing services, where we connect multiple parties on a conference call; (2) video bridging that is needed where there are more than two sites participating on a videoconference at the same time; and (3) data collaboration, which allows documents to be shared over the Internet.

We provide our audio conferencing services directly using our own operations center. Operator-assisted conference services are run through our call center in Utah, and are accessible 24 hours a day, seven days a week. In 1999, we enhanced our teleconferencing service with the introduction of Instant Access(TM) Conferencing. Our InstantAccess(TM) reservationless conference calling service allows our customers to make reliable, clear conference calls from any location, at any time, without a reservation. To access the service, customers make an application using our secure, online form. The application is processed within one hour, and once the account is activated, customers make calls using a personal account number and personal identification number on a touch-tone telephone or through the Internet.

We offer web conferencing services that allow our customers to make presentations, conduct new product launches, conduct sales training, or convene focus groups from disparate locations. TheDataPort.com(TM) (powered by WebEx) allows our customers to share documents, use visual aids and surf the web in an interactive forum. In July 2001, we added audio and video streaming to our suite of conferencing services, enabling customers to enhance conference calls with live and archived audio and video over the Internet. We outsource the video bridging, data collaboration and audio and video streaming components of our conferencing services offering.

Business Services Segment

Our business services segment commenced operations on June 1, 2002 with the acquisition of E.mergent and generated sales of $1.5 million between June 1, 2002 and June 30, 2002.

Prior to the E.mergent acquisition, we were providing timely, interactive support to customers needing operational or technical assistance with our products, as well as products manufactured by other technology companies. These services are provided over the telephone and, if necessary, on site. In addition, our technical support services team also provides application and design assistance, customer and dealer training, technical documentation, and a product rental program to reduce down time during repair of a customer's product. Our technical support team was strengthened by the addition of E.mergent's ACS division, which specializes in the design, installation and support of meeting room technologies.

With the E.mergent acquisition, our business services segment provides customers with a broad range of services on a local and national basis, including:

     o technical services such as the design, installation and servicing of systems; and

     o value added services such as proactive field support, training, system consulting and help desk.

Our technical support team members, including the ACS members, will continue to assist our customers and dealer network with service, support and training. Our technical support team regularly communicates with our sales, engineering and manufacturing teams to ensure that customer feedback is directed toward initiating product and service improvements and is incorporated into our future products and services. We believe technical support service plays a vital role in building user confidence in our products. We are committed to providing strong technical service and support to our customers.

Backlog

As of June 30, 2002, our backlog (of orders received but not filled) was approximately $832,000. As of June 30, 2001, our backlog was approximately $10.5 million, and as of June 30, 2000, our backlog was approximately $1.8 million. The increase in our backlog between 2000 and 2001 was due to the implementation of a blanket purchase order program, under which we discounted the list price of our products for dealers who made large orders. This resulted in a backlog in 2001 that was larger than in prior years. The blanket purchase order program for our dealers ended June 30, 2002 and as a result our backlog has returned to more normal levels that reflect work in process.

Marketing and Sales

In fiscal 2002, approximately $31.2 million, or 84%, of our total product sales were generated in the United States and product sales of approximately $6.0 million were generated outside the United States. We sell our products in over 80 countries worldwide, while our conferencing and business services are provided to customers in North America. Our primary strategy for foreign expansion is to establish relationships with dealers or distributors in markets where we believe there is a growing need for our products and services. Our wholly owned subsidiary, Gentner Communications EuMEA GmbH, is headquartered in Nuremberg, Germany. Gentner EuMEA focuses on distribution, technical support, and training of dealers and customers located in Europe, the Middle East and northern Africa.

We believe the E.mergent acquisition will strengthen our marketing and sales efforts in several ways. First, since E.mergent and ClearOne distributed their products through different dealer channels prior to our acquisition of E.mergent, there is now an opportunity to cross-sell both sets of products into the different sales channels. Second, we may be able to bring our products and services to E.mergent's customers that currently use other vendors for conferencing products and services. Third, with E.mergent's ACS division, we have expanded our technical team to assist our dealers with service, support and training, which in turn may increase their ability to sell our products and services. Fourth, we hope to broaden our international distribution and expertise through E.mergent's experience and distribution channels in international markets.

Sales of Products

We sell our products through four principal channels: (1) independent dealers;
(2) distributors; (3) resellers; and (4) a direct sales force. In addition, we also sell our ClearOne(R) conference phone through retail distribution channels and we regularly participate in communication forums, trade shows, and industry promotions.

Independent Dealers

Our products are sold by a worldwide network of approximately 400 audio and visual equipment dealers and integrators (which are also referred to as the dealers or our dealer network) on a non-exclusive basis. These dealers provide audio and video solutions to their customers for use in corporate boardrooms, distance learning facilities, training centers and courtrooms. These solutions, in turn, may entail the use of our products. We maintain close working ties with our dealer network and offer dealer education and training for our entire suite of products and services.

Distributors

Our products are also sold worldwide through five master distributors and dozens of smaller distributors who buy our products at a discount to list price and resell them on a non-exclusive basis to current and potential, smaller dealers. Our distributors are required to provide technical and non-technical support to smaller dealers for our products. They maintain their own inventory and accounts receivable.

Resellers

As a result of the E.mergent acquisition, we now have approximately 30 active master resellers in the education, audiovisual, identification and videoconferencing markets. These resellers typically buy our products in large volumes and may bundle our products with other products for resale to our dealers and end users. Resellers may offer products of several different companies, including products from our competitors. Our agreements with these resellers are short term and may be terminated at any time.

Direct Sales Force

Our proactive sales force contacts prospective customers by telephone and makes field visits.

Retail Distribution Channels

Our ClearOne(R) conference phone is sold through the dealer network described above and minimally through retail distribution channels such as office equipment and supply stores and their websites.

Trade Shows and Industry Forums

We regularly attend industry forums and exhibit our products at trade shows to ensure our products remain highly visible to dealers and to keep abreast of market trends.

Sales of Conferencing Services

Sales of our conferencing services are generated three different ways. First, a staff of 15 direct sales people calls on businesses to generate direct sales for 1-800 LETS MEET(R). Second, we have a dedicated sales for that uses agents to sell our conferencing services. And third, we sell our conferencing services to resellers. Agents and resellers can either buy the conferencing services wholesale from us and then resell the conferencing services to their customers with a mark-up in price, or we can provide the service, whereby we invoice the customers but we pay the agent or reseller a commission.

Sales of Business Services

Our business services are sold by a direct sales force, located throughout the country. Our business services sales people contact potential customers by telephone and follow-up with on-site consultations. Our business services sales people also regularly consult with our technical support team members (see description of "Business Services Segment," above), to ensure that the most appropriate conferencing solution is presented to our customers.

Competition

The communications market is characterized by intense competition and rapidly evolving technology. We have no single competitor for all of our product and service offerings, but we compete with various companies with respect to specific products and services. We believe we are the only company that provides high-end conferencing products together with a full suite of conferencing and business services. We believe this is a competitive advantage that enables us to provide an end-to-end solution to any customer who wants to bring geographically dispersed people together.

Product Market

With respect to our products, we believe the principal factors driving sales are:

     o    product design;

     o    quality and functionality of products;

     o    establishment of brand name recognition;

     o    pricing;

     o    access to and penetration of distribution channels;

     o    quality of customer support; and

     o    a significant customer base.

We believe we compete successfully as a result of the high quality of our products and the strength of our brand.

In the audio conferencing systems market, our competitors include Polycom and other companies that offer both tabletop and installed systems. According to Frost & Sullivan, we had the largest share of the installed segment of the market and the second largest share of the overall conferencing products market in calendar 2001, with Polycom being the closest competitor. In the videoconferencing systems market, our primary competitors include Polycom, Tandberg and Sony. In the conferencing accessories market, our competitors include Sony, Panasonic, Toshiba, Sharp Electronics, Canon, Elmo, Ken-a-Vision and Euromex. Our conferencing furniture products compete with the products of Video Furniture International, Accuwood and Comlink.

We sold a portion of our broadcast telephone interface products line in August 2002 and will discontinue production of all of our broadcast telephone interface products over the next 12 months. See "Recent Developments - Sale of Broadcast Telephone Interface Products" above.

Conferencing Services Markets

In the conferencing services market, the competitive factors that drive the market are price, service quality, reliability, name recognition, value-added features and available capacity. Our competitors include large telephone companies such as AT&T, Global Crossing, Sprint and WorldCom, as well as independent service providers, such as Intercall, ACT, Raindance and Genesys.

Although major long distance carriers hold a large share of the conferencing services market, conferencing is not a primary focus of their business. Excess long distance line capacity enables long distance carriers to offer discounted prices to high-volume conferencing customers but they generally charge higher conferencing prices to smaller and medium volume customers. This creates a pricing structure that enables us and other independent service providers to compete on a price-and-service basis for the business of these small and medium volume customers. Despite this market opportunity, we continue to see significant pricing pressures in the conferencing services market, which could adversely affect our gross margins and results of operations.

Business Services Markets

In the business services market, our strategy is to have a strong business services team that enables us to provide an end-to-end solution to customers. In order to provide a customer with an end-to-end solution, we need to complement our product offerings with services that include design and application assistance, customer training, installation and technical support. We believe that because of our mix of products, conferencing services and business services, we do not compete directly with other providers whose principal focus is providing such business services.

In each of the markets in which we compete, some of our competitors may have access to greater financial, technical, manufacturing and marketing resources, and as a result they could respond more quickly or effectively to new technologies and changes in customer preferences.

Product Development

We are committed to research and development and view our continued investment in research and development as a key ingredient to our long-term business success. Our research and development expenditures were $4.1 million in fiscal 2002, $2.5 million in fiscal 2001 and $1.3 million in fiscal 2000.

Our core competencies in research and development include many audio technologies, including telephone echo cancellation and acoustic echo cancellation. Our ability to use digital signal processing technology to perform audio processing operations is also a core competency. Our research and development efforts are supported by our internal computer aided design team whose members create electrical schematics, printed circuit board designs, mechanical designs, and manufacturing documentation. We believe the technology developed through this interactive process is critical to the performance of our products. We also believe that ongoing development of our core technological competencies is vitally important to maintaining and increasing future sales of our products and to enhancing new and existing products and services.

Manufacturing

We currently manufacture and assemble most of our audio and videoconferencing products in Utah and our conferencing furniture in Minnesota. Our manufacturing facilities incorporate modern, modular, assembly work stations and work accessories that are designed to enhance the efficiency and quality of the manufacturing process. We anticipate that our current manufacturing equipment will be utilized for several years. Barring unanticipated demand or capacity constraints, we believe we have sufficient production capacity to meet increased demand for our products in fiscal 2003.

We generally purchase our assembly components from distributors. We also buy a limited amount of components directly from fabricators located near our manufacturing facilities. Our principal suppliers include Avnet/Marshall, Arrow/Bell, Future Electronics, Precise Metal Products, and Suntech Circuits. All of these suppliers are located in the United States, except for Suntech Circuits, which is located in Taiwan.

Our policy is to establish and maintain a minimum of two vendor sources for each component. Many of the components utilized by us in our manufacturing process are bonded by certain distributors and manufacturers, meaning that the component inventory will be kept "on-site" at vendor stock locations, managed by the vendors. The component inventory will then be sold to us on an as-required, when-required basis. We also have a consignment relationship with some of our suppliers, meaning that the ordered components are placed on our suppliers' shelves until we require them.

Our ALS products, as well as the ClearOne(TM) Conference Phone, are manufactured by a contract manufacturer in Taiwan. Our videoconferencing cameras are outsourced for manufacture in Minnesota.

We have made arrangements to outsource our manufacturing and conferencing services operations, in the event our operations are disrupted by a disaster. We also carry business interruption loss insurance with coverage of up to $3.5 million.

Telecommunications and Information Systems

In July 2002, we began upgrading our computer system to the Oracle 9i database and 11i e-business suite of applications, providing full enterprise resource planning across product and service business units. We have developed an extensive software back-up system that provides for daily back-ups that are stored in a fireproof safe, as well as biweekly back-ups stored in an off-site storage facility.

We are reliant on our telecommunications and information systems network in order to conduct our day-to-day operations, and a failure of the network for an extended period of time could adversely affect our ongoing business (see "Risk Factors"). In addition, we must expand our network to accommodate the growth in our conferencing services segment. As such, we are developing and establishing an infrastructure that will accommodate network growth and improve operational efficiencies. To this end, we have carried out the following initiatives:

     o pre-wiring our Utah building to accommodate equipment repair and installation;

     o    backing-up power sources to guard against power failure;

     o installing redundant equipment and circuit cards for essential components of the network;

     o    installing alarm systems and monitoring equipment; and

     o locating the servers and audio conferencing bridges in a temperature controlled network room.

We have also installed redundant teleconferencing bridging equipment that will enable us to continue to provide our conferencing services in the event of equipment failure. As an additional precaution, we have established relationships with other teleconferencing service providers to outsource our teleconferencing services in the event of equipment failure.

Patent and Proprietary Rights

We believe that our success depends in part on our ability to protect our proprietary rights. We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality procedures to protect our proprietary rights. The laws of foreign countries may not protect our intellectual property to the same degree as the laws of the United States.

We require our employees, customers and potential distributors to enter into confidentiality and non-disclosure agreements before we disclose any confidential aspect of our technology, services or business. In addition, our employees are routinely required to assign to us any proprietary information, inventions or other technology created during the term of their employment with us. These precautions may not be sufficient to protect us from misappropriation or infringement of our intellectual property.

Patents

We hold the following patents:

     o    a U.S. patent pertaining to technology in the Gentner
          ClearOne(R) conference phone, that was granted in 2001 and is effective until 2018; and

     o a U.S. patent for the FlexCam that was granted in 1996 and is effective until 2010.

Servicemarks

We hold the following federal registered servicemarks, among others:

     o    1-800 LETS MEET(R);

     o    EXPRESS CONFERENCE(R);

     o    MEETINGROOMTOOLS.COM(R); and

     o    MRT(R).

In addition to these servicemarks, we have federal applications pending for the following servicemarks:

     o    YOU'RE VIRTUALLY THERE(SM); and

     o    CLEARONE COMMUNICATIONS AUDIT PROCESS (CAP)(SM).

Trademarks

We hold the following registered trademarks:

     o   AUDIO PERFECT(R);                    o   "GENTNER(R)" (as both the
                                                  name and logo);

     o   CLEARONE(R);                         o   DOCCAM PRO(R);

     o   DISTRIBUTED ECHO CANCELLATION(R);    o   STUDENTCAM(R);

     o   DISTRIBUTED ECHO CANCELLATION        o   TEACHCAM(R); and
         (D.E.C.)(R);

     o   GENTNER(R);                          o   VIDEOLABS(R)(both name and
                                                  logo).

In addition to these registered trademarks, we have applications pending for the following trademarks in jurisdictions where we conduct significant business:

     o    XAP(TM);

     o    V-THERE(TM); and

     o    FLEXCAM(TM).

Government Regulation

We design and manufacture our products in accordance with the technical design standards of the Federal Communications Commission (FCC) Rules Part 15 and Part 68.

Part 15 of the FCC Rules governs radio frequency devices and sets forth the levels of electromagnetic radiation that may be emitted from a device that is operated without a license. All of our products that are covered by Part 15 of the FCC Rules are tested at a FCC approved testing facility to ensure that our products conform to the requirements of Part 15 of the FCC Rules.

Part 68 of the FCC Rules sets forth standards for telephone equipment that is intended to be connected to the PSTN used within the United States. All of our telecommunications products that are intended for use with the PSTN are tested for compliance with Part 68 of the FCC Rules by an independent testing laboratory and are registered by the FCC.

We also design and manufacture our equipment pursuant to industry product safety standards. The Canadian Standards Association (CSA), designated as a Nationally Recognized Testing Laboratory by the Occupational Safety and Health Administration, tests all of our products and performs quarterly spot audits of our products to ensure that our products continue to comply with Canadian and U.S. safety standards.

Several of our products are currently registered for sale in various international markets including Canada, Mexico, Australia, Japan, South Africa, England, Denmark and France. We conform to applicable design standards in each of the foreign countries in which our products are sold.

Financial Information by Geographic Region

See the consolidated financial statements and footnotes for a discussion of financial revenues by geographic region.

Employees

As of August 30, 2002, we had 311 employees, 306 of who were employed on a full-time basis. None of our employees are subject to a collective bargaining agreement.

Risk Factors

Risks Relating to Our Business

We face intense competition in all of the markets for our products and services, and our operating results will be harmed if we cannot compete effectively against other companies.

As described in more detail in the section entitled "Competition", the markets for our audio conferencing and videoconferencing products and services are characterized by intense competition and pricing pressures and rapid technological change. We compete with businesses having substantially greater financial, research and development, manufacturing, marketing, and other resources. If we are not able to continually design, manufacture, and successfully introduce new or enhanced products or services that are comparable or superior to those provided by our competitors and at comparable or better prices, we could experience pricing pressures and reduced sales, profit margins, profits, and market share, each of which could materially harm our business.

Difficulties in estimating customer demand in our products segment could harm our profit margins.

Orders from our dealers and resellers are based on demand from end-users. Prospective end-user demand is difficult to measure. This means that our revenues in any fiscal quarter could be adversely impacted by low end-user demand, which could in turn negatively affect orders we receive from resellers. Our expectations for both short- and long-term future net revenues are based on our own estimates of future demand. We also determine the amount of our expenses based on those revenue estimates. If our estimates of sales are not accurate and we experience unforeseen variability in our revenues and operating results, we may be unable to adjust our expense levels accordingly and our profit margins will be adversely affected.

Our profitability may be adversely affected by our continuing dependence on our distribution channels.

We market our products primarily through a network of dealers and master distributors. All of our agreements with such dealers and distributors are non-exclusive, terminable at will by either party and generally short-term. Furthermore some of our dealers are or may become our competitors in the business services market and may terminate their dealer agreement with us. We cannot assure you that any or all such dealers or distributors will continue their relationship with us. Dealers or distributors cannot easily be replaced and the loss of revenues and our inability to reduce expenses to compensate for the loss of revenues could harm our net revenues and profit margins.

Although we rely on our distribution channels to sell our products, our dealers and distributors are not obligated to devote any specified amount of time, resources or efforts to the marketing of our products or to sell a specified number of our products. There are no prohibitions on dealers or distributors offering products that are competitive with our products and most do offer competitive products. The support of our products by dealers and distributors may depend on the competitive strength of our products and the price incentives we offer for their support. If our dealers and distributors are not committed to our products, our revenues and profit margins will be adversely affected.

We depend on a limited number of suppliers for components and the inability to obtain sufficient supplies of components could adversely affect our product sales.

While it is our policy to have a minimum of two vendor sources for components, certain electronic components used in the manufacture of our products can only be obtained from a single manufacturer and we are solely dependent upon these manufacturers to deliver such components to our suppliers so that they can meet our delivery schedules. We do not have a written commitment from such suppliers to fulfill our future requirements. While our suppliers maintain an inventory of such components, we cannot assure you that such components will always be readily available, available at reasonable prices, available in sufficient quantities, or delivered in a timely fashion. If such components become unavailable, it is likely that we will experience delays, which could be significant, in the production and delivery of our products, unless and until we can otherwise procure the required component or components at competitive prices, if at all. We have experienced increased prices on certain of these key components that have limited availability. The lack of availability of these components could have a material adverse effect on our ability to sell products and the increase in prices is likely to harm our profit margins.

Furthermore, suppliers of some of these components are currently or may become our competitors, which might also affect the availability of key components to us. It is possible that other components required in the future may necessitate custom fabrication in accordance with specifications developed or to be developed by us. Also, in the event we, or any of the manufacturers whose products we expect to utilize in the manufacture of our products, are unable to develop or acquire components in a timely fashion, our ability to achieve production yields, revenues and net income may be adversely affected.

Product obsolescence could harm demand for our products and could adversely affect our revenues and our results of operations.

Our industry is subject to rapid and frequent technological innovations that could render existing technologies in our products obsolete and thereby decrease market demand for such products. If any of our products become slow-moving or obsolete and the recorded value of our inventory is greater than its market value, we will be required to write-down the value of our inventory to its fair market value, which would adversely affect our results of operations.

Product development delays could harm our competitive position and reduce our revenues.

We may experience technical difficulties and delays with the development and introduction of new products. The products developed by us involve sophisticated and complicated components and manufacturing techniques involving new technologies. Potential difficulties in the development process that could be experienced by us include difficulty in:

     o    meeting required specifications;

     o    hiring a sufficient number of developers;

     o    developing and testing software; and

     o    achieving necessary manufacturing efficiencies.

The integration of the businesses of E.mergent and Ivron with our pre-existing business may lead to product delays due to logistics and the creation of new development teams. We initially experienced product development delays associated with our V-There videoconferencing products, although these have been resolved. Once new products reach the market, they may have defects, which could adversely affect market acceptance of these products and our reputation. If we are not able to manage and minimize such potential difficulties, our business could be negatively affected.

If we are unable to protect our intellectual property rights or have insufficient proprietary rights, our business would be materially impaired.

We currently rely primarily on a combination of trade secrets, copyrights, trademarks, patents and nondisclosure agreements to establish and protect our proprietary rights in our products. We cannot assure you that others will not independently develop similar technologies, or duplicate or design around aspects of our technology. In addition, we cannot assure you that any patent or registered trademark owned by us will not be invalidated, circumvented or challenged or that the rights granted thereunder will provide competitive advantages to us. Litigation may be necessary to enforce our intellectual property rights. We believe that our products and other proprietary rights do not infringe upon any proprietary rights of third parties. We cannot assure you, however, that third parties will not assert infringement claims in the future. Our industry is characterized by vigorous protection of intellectual property rights. Such claims and litigation are expensive and could divert our management's attention, regardless of their merit. In the event of a claim, we might be required to license third party technology or redesign our products, which may not be possible or economically feasible.

We currently hold only a limited number of patents. To the extent that we have patentable technology that we have not applied to have patented, others may be able to use such technology or even gain priority over us by patenting such technology themselves.

We are solely dependent on our network and telecommunications providers for our conference calling services business and rely on our network for our other functions.

We rely heavily on our network equipment, telecommunications providers, data and software to support all of our service functions and also rely on our network, data and software to manufacture and distribute our products. Our conferencing services business, which produced 29% of our sales in fiscal 2002, relies solely on our network equipment for its operation. We cannot guarantee that our back-up systems and procedures will operate satisfactorily in an emergency or that our telecommunications provider will continue to provide uninterrupted services. A failure of our equipment or the services of our telecommunications providers would adversely affect our sales and could seriously jeopardize our ability to continue service operations. In particular, should our conference calling service experience even a short term interruption of our network or our telecommunication providers experience a short term interruption, our ongoing customers may choose a different provider and our reputation may be damaged, reducing our ability to retain current customers and attract new customers.

We presently have agreements with our telecommunications providers, some of which will expire in late 2003. We cannot guarantee that we can negotiate new agreements on reasonable terms when these agreements expire. Any expansion of our network may require new agreements with telecommunications providers. Our failure to secure agreements on terms and conditions satisfactory to us may affect the performance or expansion of our network, which may materially harm our business.

International sales account for a significant portion of our net revenue, and risks inherent in international sales could harm our business.

International sales represent a significant portion of our total sales from continuing operations. For example, international sales represented 13% of our total sales from continuing operations for fiscal 2001 and 11% for fiscal 2002. We anticipate that the portion of our total revenue from international sales will continue to increase because of increasing videoconferencing product sales to the international market and the new sales channels provided to us through the E.mergent and OM Video acquisitions. Our international business is subject to the financial and operating risks of conducting business internationally, including:

     o unexpected changes in, or the imposition of, additional legislative or regulatory requirements;

     o    fluctuating exchange rates;

     o    tariffs and other barriers;

     o    difficulties in staffing and managing foreign subsidiary operations;

     o    export restrictions;

     o greater difficulties in accounts receivable collection and longer payment cycles;

     o    potentially adverse tax consequences; and

     o potential hostilities and changes in diplomatic and trade relationships.

Our sales in the international market are denominated in U.S. Dollars and Gentner EuMEA transacts business in U.S. Dollars, although its financial statements are prepared in the Euro. Consolidation of Gentner EuMEA's financial statements with ours, under United States generally accepted accounting principles, requires remeasurement of the amounts stated in Gentner EuMEA's financial statements to U.S. Dollars, which is subject to exchange rate fluctuations. Furthermore, although our Irish subsidiary, Gentner Communications, Ltd. (formerly Ivron Systems, Ltd.) prepares its financial statements in U.S. Dollars, it incurs expenses in the Euro and conversion of these amounts to U.S. Dollars is subject to exchange rate fluctuations. We currently do not undertake any hedging activities that might protect against such risks.

We may not be able to hire and retain highly skilled employees, which could affect our ability to compete effectively and may cause our revenue and profitability to decline.

We depend on highly skilled technical personnel to research and develop, market and service new and existing products. To succeed, we must hire and retain employees who are highly skilled in the rapidly changing communications and Internet technologies.

Individuals who have the skills and can perform the services we need to provide our products and services are scarce. Because the competition for qualified employees in our industry is intense, hiring and retaining employees with the skills we need is both time-consuming and expensive. We might not be able to hire enough skilled employees or retain the employees we do hire. Our inability to hire and retain employees with the skills we seek could hinder our ability to sell our existing products, systems, or services or to develop new products, systems, or services with a consequent adverse effect on our business.

We are dependent upon key employees.

We are substantially dependent upon certain of our employees, including Frances
M. Flood, our President and Chief Executive Officer. The loss of Ms. Flood could have a material adverse effect on our company. We currently have in place a key person life insurance policy on the life of Ms. Flood in the amount of $5.0 million.

Our sales depend to a certain extent on government funding and regulation.

In the conferencing market, the revenues generated from sales of our audio conferencing and videoconferencing products for distance learning and courtroom facilities are dependent on government funding. In the event government funding for such initiatives was reduced or became unavailable, our sales would be negatively impacted. Additionally, many of our products are subject to governmental regulations. New regulations could significantly adversely impact sales.

We may have difficulty in collecting outstanding receivables.

We grant credit without requiring collateral to substantially all of our customers. Due to the current economic slowdown, the risks relating to the granting of such credit have increased. Although we do monitor and mitigate the risks associated with our credit policies, we cannot assure you that such mitigation will be effective. As of June 30, 2002, our outstanding receivables were $20.3 million, and two customers accounted for more than 20% of those outstanding receivables. We have experienced losses due to customers failing to meet their obligations, although these losses have not been significant. Future losses could be significant and, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition.

Risks Relating to Our Acquisitions

The integration of any acquired businesses involve uncertainty and risk.

Acquisitions and the subsequent integration of two or more businesses involve risks. Following the acquisition of Ivron in October 2001, the acquisition of E.mergent in May 2002, and the acquisition of OM Video in August 2002, we have been and will be dedicating substantial management resources in order to achieve the anticipated operating efficiencies from integrating the businesses of these companies with our other operations. We cannot make assurances that any integration will be accomplished or that the benefits of such integration will be realized, for reasons that may include:

     o    disruption of our business;

     o lack of experience with the markets in which the acquired businesses operate;

     o lack of revenues to offset the increased expenses associated with the acquisitions;

     o slower than anticipated realization of expected synergies such as lower costs, or a failure to realize such synergies at all;

     o difficulty resolving cultural differences between the companies and our inexperience in conducting operations that are geographically dispersed;

     o our inability to successfully integrate the acquired technology and operations into our business and maintain uniform standards, controls, policies and procedures;

     o our inability to continue to market and sell the products of the acquired businesses;

     o    our inability to retain key employees of the acquired businesses;

     o our inability to retain the previous customers of the acquired businesses as well as our own. In particular, certain of our customers have been competitive with E.mergent and, similarly, certain customers of E.mergent have been competitive with us. Some of these customers have concerns that the combined companies would result in greater competition for them; and

     o our inability to integrate Ivron, E.mergent and OM Video simultaneously.

Difficulties in any integration may have a short or potentially long-term adverse impact on our business, results of operations or financial condition.

Our growth may strain our infrastructure. If we are unable to improve our infrastructure to support the expansion of our business, our operations and financial condition could be adversely affected.

We face the risk that our existing systems and processes, including management resources, operating systems and accounting and financial personnel, may be inadequate to support our growth. We are currently implementing changes and enhancements to our existing systems to support the expansion of our business. We cannot assure you that we will be able to make the necessary changes in our systems or retain the personnel required to respond to the demands of our expansion. The implementation of such changes and enhancements to our systems and the retention of additional personnel will require capital expenditures and other increased costs that could have a material adverse impact on our operating results. Failure to implement these systems and secure these resources could also have a material adverse effect on our operating results.

Impairment of the goodwill and other intangible assets of our acquired businesses could harm our business and results of operations.

The purchase price for the acquisitions of Ivron and E.mergent in fiscal 2002 included, in the aggregate, goodwill valued at approximately $18.1 million and other intangible assets valued at approximately $7.4 million ($6.9 million after amortization as of June 30, 2002). Goodwill and other intangible assets represent a significant portion of our recorded assets. Accounting principles generally accepted in the United States related to goodwill and other intangible assets changed with the issuance of the Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), which became effective for acquisitions completed after July 1, 2001 and became effective with respect to all prior acquisitions, for example our acquisition of ClearOne, Inc., as of July 1, 2002.

Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but must be reviewed at least annually for impairment or more frequently under certain circumstances. Other intangible assets that are deemed to have finite lives will continue to be amortized over their useful lives but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators such as changes to market conditions, operating fundamentals, competition and general economic conditions exist involves the exercise of judgment. A charge to operations may occur after the results of our goodwill impairment tests are known. If impairment is deemed to exist, we will write down the recorded value of goodwill and other intangible assets to their fair values, which could result in a full write-off of their book value. If these write-downs occur, they would adversely affect our financial condition and results of operations.

Risks Relating to our Company

Existing directors and officers can exert considerable control over us.

Our officers and directors together had beneficial ownership of approximately 21.0% of our common stock (including options that are currently exercisable or exercisable within 60 days as of August 30, 2002. With this significant holding in the aggregate, the officers and directors, acting together, could exert substantial control over us and could delay or prevent a change in control.

Our stock price fluctuates as a result of the conduct of our business and stock market fluctuations.

The market price of our common stock has experienced significant fluctuations and may continue to fluctuate significantly. Options in our common stock have recently begun trading and we expect this to add to the volatility in our common stock. The market price of our common stock may be significantly affected by a variety of factors, including:

     o statements or changes in opinions, ratings or earnings estimates made by brokerage firms or industry analysts relating to the market in which we do business or relating to us specifically;

     o disparity between our reported results and the projections of analysts;

     o the announcement of new products or product enhancements by us or our competitors;

     o    technological innovations by us or our competitors;

     o    quarterly variations in our results of operations;

     o general market conditions or market conditions specific to technology industries; and

     o    domestic and international economic conditions.

In addition, the stock market has recently experienced extreme price and volume fluctuations. These fluctuations have had a substantial effect on the market prices for many high technology companies like us. These fluctuations are often unrelated to the operating performance of the specific companies.

ITEM 2.    PROPERTIES

Our executive offices, videoconferencing and audio conferencing services, part of our business services, sales, part of our research and development, and most of our product manufacturing and warehousing operations are located in a 57,000 square-foot facility located south of Salt Lake City. We lease this facility under a lease agreement that expires in October 2006. We believe the facility will be reasonably adequate to meet our needs for the next 12 months.

Our remaining business services, and our conference furniture manufacturing and warehousing, operations are conducted from two facilities totaling 45,655 square feet located in Golden Valley, Minnesota. We lease these facilities under lease agreements that expire in December 2004 and September 2007. We also have sales offices located in Des Moines, Iowa that we rent on a month-to-month basis, and in Westmont, Illinois, that we rent pursuant to a lease that expires in July 2004. We believe these facilities will be reasonably adequate to meet our needs for the next 12 months.

Our wholly owned subsidiary, Gentner Communications EuMEA, GmbH, leases an office in Nuremberg, Germany, consisting of 191 square meters, under an agreement that expires in April 2003.

Our wholly owned subsidiary, Gentner Communications Limited, leases an office in Dublin, Ireland for our remaining research and development operations which consists of 432 square meters, of which we sublet 129 square meters to a third party effective July 1, 2002. The lease expires in December 2026, although the lease agreement contains a provision that allows us to terminate the lease in December 2006.

ITEM 3.    LEGAL PROCEEDINGS

We are from time to time subject to claims and suits arising in the ordinary course of business. In our opinion, the ultimate resolution of these matters will not have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders during the fourth quarter ended June 30, 2002.

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Effective January 1, 2002, we changed our name from Gentner Communications Corp. to ClearOne Communications, Inc. and on March 15, 2002, our common stock began trading under the symbol CLRO. Our common stock is traded on the Nasdaq National Market. The following table sets forth the high and low bid quotations for the common stock for the last two fiscal years.

                    2002                          High        Low
                    ----                          ----        ---
                    First Quarter             $  18.72   $   9.80
                    Second Quarter               22.94      15.03
                    Third Quarter                18.99      12.30
                    Fourth Quarter               18.80      13.25

                    2001                          High        Low
                    ----                          ----        ---
                    First Quarter             $  17.13   $  12.00
                    Second Quarter               16.44       8.50
                    Third Quarter                15.69       9.75
                    Fourth Quarter               14.30       9.50

The above inter-dealer quotations were obtained from the National Association of Securities Dealers (NASD), and do not reflect markups, markdowns, or commissions, and may not represent actual transactions.

As of August 30, 2002, there were approximately 10,500 record holders of our common stock.

We have not paid a cash dividend on our common stock and do not anticipate doing so in the foreseeable future. The terms of our line of credit prohibit us from declaring or paying dividends on our stock. We intend to retain earnings to fund future capital requirements, growth and product development.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected financial data has been derived from our audited Consolidated Financial Statements. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

The presentation of fiscal 1998 financial data has been modified from that shown in the audited financial statements for that year, in order to reflect results of continuing and discontinued operations separately.

                                          SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                      Years Ended June 30,
                                                                ---------------------------------------------------------------
                                                                   2002         2001         2000         1999         1998
                                                                   ----         ----         ----         ----         ----
Operating results:
Net sales ...................................................  $54,542,686  $39,878,405  $28,118,413  $20,268,102   $15,159,842
Costs and expenses:
  Costs of goods sold .......................................   23,000,119   16,503,062   11,008,323    8,907,754     7,434,240
  Marketing and selling .....................................   10,705,494    7,753,292    6,165,917    4,313,639     3,189,014
  General and administrative ................................    6,051,092    4,648,999    3,132,125    2,544,665     2,470,949
  Product development .......................................    4,052,695    2,502,169    1,270,819    1,194,686       864,278
                                                               -----------  -----------  -----------  -----------   -----------
Operating income ............................................   10,733,286    8,470,883    6,541,229    3,307,358     1,201,361
  Other income (expense) ....................................      508,931      373,147      179,336      (78,112)     (213,707)
                                                               -----------  -----------  -----------  -----------   -----------
Income from continuing operations before income taxes .......   11,242,217    8,844,030    6,720,565    3,229,246
                                                                                                                        987,654
Provision from income taxes .................................    3,831,465    3,318,845    2,418,823    1,208,900        26,694
                                                               -----------  -----------  -----------  -----------   -----------
Income from continuing operations ...........................    7,410,752    5,525,185    4,301,742    2,020,346       960,960
Income from discontinued operations, net of applicable taxes          --        737,280      426,591      524,125       443,489
Gain on disposal of business segment, net of applicable taxes         --      1,220,024         --           --            --
                                                               -----------  -----------  -----------  -----------   -----------
Net income ..................................................  $ 7,410,752  $ 7,482,489  $ 4,728,333  $ 2,544,471   $ 1,404,449
                                                               ===========  ===========  ===========  ===========   ===========






Earnings per common share:
  Basic earnings from continuing operations .................  $      0.77  $      0.64  $      0.52  $      0.25   $      0.13
  Diluted earnings from continuing operations ...............  $      0.74  $      0.61  $      0.49  $      0.24   $      0.12
  Basic earnings from discontinued operations ...............  $      --    $      0.23  $      0.05  $      0.06   $      0.05
  Diluted earnings from discontinued operations .............  $      --    $      0.22  $      0.05  $      0.06   $      0.06
  Basic earnings ............................................  $      0.77  $      0.87  $      0.57  $      0.31   $      0.18
  Diluted earnings ..........................................  $      0.74  $      0.83  $      0.54  $      0.30   $      0.18
Weighted average shares outstanding:
  Basic .....................................................    9,574,758    8,593,510    8,269,941    8,080,536     7,679,985
  Diluted ...................................................   10,019,754    9,015,644    8,740,209    8,468,884     7,960,252

Financial data:
Current assets ..............................................  $45,269,617  $19,295,720  $14,816,321  $ 9,281,753   $ 5,828,365
Property, plant and equipment, net ..........................    5,769,444    3,696,615    3,050,349    2,125,959     2,320,336
Total assets ................................................   80,146,693   27,597,623   17,920,531   11,519,414     8,311,740
Long-term debt, net of current maturities ...................         --           --           --           --         402,584
Capital leases, net of current maturities ...................       40,876       48,227      205,530      455,389       752,728
Total stockholders' equity ..................................   71,336,183   24,501,510   14,753,221    8,352,359     5,237,006


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a provider of end-to-end conferencing solutions. Our products and services enable businesses, employees, customers and partners to communicate effectively from disparate locations, while decreasing travel time and costs. We operate in three reportable segments:

     o    products,

     o    conferencing services, and

     o    business services.

 Our products segment primarily manufactures and sells high quality audio conferencing products, videoconferencing products, sound reinforcement products and videoconferencing peripherals such as cameras and furniture. Through our single point of contact, 1-800-LETS MEET(R), our conferencing services segment provides (1) full-service conference calling; (2) on-demand, reservationless conference calling; (3) web conferencing; and (4) audio and video streaming. Our business services segment provides our customers with a broad range of services, both on a local and national basis. These services include technical services such as the design, installation and servicing of conferencing systems, and value added services such as proactive field support, training, conferencing system consulting and 24-hour customer support.

Effective January 1, 2002, we changed our name to ClearOne Communications, Inc., and on March 15, 2002 our shares began trading under the symbol CLRO. Our shares are traded on the Nasdaq National Market.

Acquisitions in Fiscal 2002

E.mergent Acquisition

On May 31, 2002, we completed the acquisition of E.mergent, Inc. whose headquarters were in Minnesota. In connection with the E.mergent acquisition, we paid to the shareholders of E.mergent $7.3 million in cash and 868,691 shares of our common stock. In addition, options for E.mergent stock outstanding at the time of the E.mergent acquisition were converted to options to purchase 4,158 shares of our common stock. We incurred transaction costs of approximately $1.1 million in connection with the E.mergent acquisition, including approximately $470,000 of severance costs.

As of the date of the E.mergent acquisition, we acquired tangible assets (not including cash) of approximately $7.0 million, consisting primarily of accounts receivable, inventory and property and equipment. We assumed liabilities of approximately $3.6 million, consisting primarily of trade accounts payable, accrued compensation and other accrued liabilities.

In connection with the E.mergent acquisition and based upon the analysis of an independent financial consulting firm, we recorded intangible assets related to certain contracts and developed technology of $1.7 million and goodwill of $17.7 million. The contracts and developed technology will be amortized over their estimated useful lives as follows:

            Amortization Period:             Amount to be Amortized:
            -------------------              ----------------------
                  1.5 years                         $392,000
                   3 years                          $215,000
                  15 years                        $1,060,000

We recorded amortization expense of approximately $34,000 for the contracts and developed technology for the period from June 1, 2002 to June 30, 2002. In accordance with SFAS No. 142, no amortization expense has been recorded for goodwill.

Our acquisition of E.mergent was intended to qualify as a reorganization under
Section 368(a) of the Internal Revenue Code.

Ivron Acquisition

On October 3, 2001, we purchased all of the issued and outstanding shares of Ivron Systems, Ltd., a privately held developer of videoconferencing technology based in Dublin, Ireland.

Under the terms of the share purchase agreement, as amended in April 2002, we paid cash of $6.7 million to the stockholders and option holders of Ivron. In addition, we agreed to pay an earn-out of 109,000 shares of our common stock and $1.0 million in cash in fiscal 2003 and fiscal 2004 if certain profits and earnings targets are met. We incurred transaction costs of $345,000 in connection with the Ivron acquisition.

As of the date of the Ivron acquisition, we acquired tangible assets (not including cash) of approximately $762,000, consisting primarily of accounts receivable, inventory, and property and equipment. We assumed liabilities consisting primarily of trade accounts payable, accrued compensation and other accrued liabilities of approximately $438,000. We also acquired cash of approximately $459,000.

In connection with the Ivron acquisition and based upon the analysis of an independent financial consulting firm, we recorded intangible assets related to developed technology of $5.8 million and goodwill of $439,000. The developed technology will be amortized as follows:

             Amortization Period             Amount to be Amortized
             -------------------             ----------------------
                   3 years                           $135,000
                   5 years                         $1,002,000
                  15 years                         $4,643,000

We recorded amortization expense of approximately $518,000 for the developed technology for the period from October 3, 2001 to June 30, 2002. In accordance with SFAS No. 142, no amortization expense has been recorded for goodwill.

Private Placement

On December 11, 2001, we closed a private placement of 1.5 million shares of our common stock, which was subsequently registered on Form S-3 with the Securities and Exchange Commission. Net proceeds from the private placement were $23.8 million, after costs and expenses associated with the private placement. The proceeds were used to pay the cash purchase price of the E.mergent acquisition and the OM Video acquisition described below, as well as for other corporate purposes. We also issued warrants to purchase 150,000 shares of our common stock at $17.00 per share to Wedbush Morgan Securities, Inc., our financial advisor in the private placement. These warrants vested immediately, are exercisable over 10 years, and were valued at approximately $1.6 million using the Black Scholes method.

Discontinued Operations

On April 12, 2001, we sold the assets of the remote control portion of our RFM/Broadcast division to Burk Technology, Inc. Burk agreed to pay up to $3.2 million under the asset purchase agreement, of which $750,000 was paid in cash at closing. Approximately $1.8 million of the purchase price is secured by a promissory note issued by Burk to us, that is payable in quarterly installments over seven years, together with interest at the rate of nine percent per annum. In addition, beginning in January 2003, Burk has agreed to pay up to $700,000 to us as commission over the seven year period following closing, if certain base sales targets are exceeded. As security for its obligations to us under the promissory note, Burk granted us a subordinate security interest in its personal property.

Subsequent Events

OM Video Acquisition

On August 27, 2002, we purchased all of the issued and outstanding shares of Stechyson Electronics Ltd. doing business as OM Video, an audiovisual integration firm headquartered in Ottawa, Canada. We paid to OM Video's shareholders approximately $6.6 million in cash and may be required to pay to them an additional $600,000 as well as an earn-out of $800,000 in the 12 months following the acquisition. The additional $600,000 payment to OM Video's shareholders is contingent on the results of our audit of OM Video's financial statements and an audit by the Canada Customs and Revenue Agency. The $800,000 earn-out is payable if certain performance targets are met.

Sale of Broadcast Telephone Interface Product Line

On August 27, 2002, we sold a portion of our broadcast telephone interface product line to Comrex Corp., a privately held broadcast equipment provider located in Devens, Massachusetts. We will discontinue production of all our broadcast telephone interface products over the next 12 months.

Integration of E.mergent

Since the E.mergent acquisition, we have consolidated E.mergent's corporate offices into a single Minneapolis facility. We have also integrated the help desks in Minneapolis and Salt Lake City to better provide our customers with seamless, uniform services. With respect to the sales of products, we have begun the cross-selling process by training the sales team from E.mergent on ClearOne products and conferencing services. We are also selling videoconferencing peripherals through the traditional ClearOne sales channels. We will be dedicating significant resources to the integration of E.mergent's sales and technical services infrastructure so that we can leverage this infrastructure to grow our company and enhance our position in the expanding business services market. Because E.mergent was more focused on business services than ClearOne, we are developing a detailed best practices approach to providing ClearOne services. While we have begun to take advantage of the cost savings and cross-selling opportunities resulting from the E.mergent acquisition, we anticipate that the benefits of the E.mergent acquisition will have a more significant impact on our results of operations in the latter half of fiscal 2003.

Consolidated Results of Continuing Operations

Year Ended June 30, 2002 Compared to Year Ended June 30, 2001

Sales

Sales from continuing operations for fiscal 2002 increased 36.6% to $54.5 million from $39.9 million in fiscal 2001. Product sales accounted for $37.2 million, or 68.2% of total sales, while service sales accounted for $17.3 million, or 31.8% of total sales. As we implement our strategy of transitioning to become a solutions provider as opposed to primarily a manufacturer of technology products, we anticipate that our product sales will represent a smaller percentage of our total sales. We will continue to develop and distribute our products, but we anticipate that the growth in our service sales will be more robust.

Product Sales

Product sales grew 31.9% to $37.2 million in fiscal 2002 from $28.2 million in fiscal 2001. This increase was primarily due to the continued success of our Audio Perfect(R) product line, the successful introduction of our XAP(TM) product line in June 2001, and our V-There(TM) videoconferencing products in March 2002, as well as the expansion of our product line to include video cameras, conferencing furniture and accessories. In particular, sales generated from product lines acquired through the acquisitions of Ivron and E.mergent totaled $5.4 million, accounting for a significant portion of the increase in our product sales. Our product sales also include sales of our assistive listening products and of our broadcast telephone interface products line, a portion of which we sold in August 2002 (see "Subsequent Events - Sale of Broadcast Telephone Interface Product Line").

Service Sales

Service sales, which include sales from our conferencing services and our business services segments, grew 47.9% to $17.3 million in fiscal 2002 as compared to $11.7 million in fiscal 2001.

Conferencing Services Sales

Conferencing services sales increased 35.0% to $15.8 million in fiscal 2002 compared to $11.7 million in fiscal 2001. We attribute the growth in conferencing services to an increased customer base due, in part, to an expanded sales force for our conference calling services, an increase in the number of resellers who sell our services, and an overall increase in market size during the past year.

While we anticipate the conferencing services market will continue to expand, we also expect increased competition in the market to result in additional price pressure on our conferencing services. As a result, while we may see increased use of our conferencing services, we do not expect such increased use to translate into a proportional increase in sales. Nevertheless, for fiscal 2003, we anticipate that our conferencing services sales will continue to grow.

Business Services Sales

Our business services segment commenced operations on June 1, 2002 with the acquisition of E.mergent, and generated sales of $1.5 million between June 1, 2002 and June 30, 2002. Although our business services segment is our newest operating segment, we anticipate that our recent acquisitions will enable us to establish a significant position in the business services market. We also believe that sales of our business services will grow at a faster rate than our product sales and will represent a larger portion of our total sales in fiscal 2003 as compared to fiscal 2002.

Gross Profit Margin

Our gross profit margin from continuing operations was 57.8% in fiscal 2002 compared to 58.6% in fiscal 2001. The decrease in gross margins is the result of three factors. First, our conferencing services segment and business services segment have lower margins than our products segment, although we expect margins will increase as we expand the range of our service offerings and as the sales generated by the conferencing services and business services segments increase. Second, our gross margins decreased as a result of our blanket purchase order program, under which we discounted the list price of our products for dealers who made large orders. This program was terminated in June 2002. Third, our videoconferencing product margins are lower than the margins for our audio conferencing products, due to strong competition in this market. We expect our gross profit margin for products to decrease if videoconferencing products contribute a larger share of our total product sales. In addition, as our sales mix transitions from a high product concentration to include a larger portion of business services and conferencing services, our blended gross profit margin will decrease.

Operating Expenses

Our operating expenses increased 39.6% to $20.8 million in fiscal 2002 from $14.9 million in fiscal 2001.

Marketing and Selling Expenses

Marketing and selling expenses in fiscal 2002 were $10.7 million compared to $7.8 million in fiscal 2001. As a percentage of sales, marketing and selling expenses increased slightly to 19.6% in fiscal 2002 from 19.4% in fiscal

2001. The year-over-year increase in marketing and selling expenses is primarily due to (1) increased sales, (2) expenses associated with our transition to the ClearOne name from Gentner, and (3) our efforts to increase momentum in the markets for our new products, conferencing services and business services. As our sales continue to increase, we expect selling expenses to continue to increase.

Product Development Expenses

Product development expenses increased 64.0% to $4.1 million in fiscal 2002, compared to $2.5 million in fiscal 2001. As a percentage of sales, product development expenses increased to 7.4% in fiscal 2002 from 6.3% in fiscal 2001. The increase in product development expenses is due to increased salaries and expenses associated with additional personnel, development costs associated with new product development, and amortization expense associated with technology acquired from Ivron and E.mergent. We do not anticipate our product development expenses, as a percentage of sales, to increase significantly in the future.

General and Administrative Expenses

General and administrative expenses increased 32.6% to $6.1 million in fiscal 2002, compared to $4.6 million in fiscal 2001. As a percentage of sales, general and administrative expenses decreased to 11.1% in fiscal 2002, compared to 11.7% in fiscal 2001. We attribute the increase in the amount of our fiscal 2002 general and administrative expenses to costs associated with the hiring of additional personnel to support our increased sales volume.

Other Income (Expense)

Interest income increased 12.6% to $447,000 in fiscal 2002 as compared to $397,000 in fiscal 2001. This increase was due to the increase in cash and cash equivalents following a private placement of 1.5 million shares of our common stock on December 11, 2001.

In fiscal 2002 our interest expense decreased 44.7% to $23,000 from fiscal 2001 because some of our capital leases matured.

During fiscal 2002, income tax expense for continuing operations was calculated at a combined federal and state effective tax rate of approximately 34.1%, resulting in an income tax expense of $3.8 million. In fiscal 2001, our effective tax rate was 37.5%, and our income tax expense for continuing operations was $3.3 million. The decrease in our effective income tax rate is due in part to the recognition of various tax planning opportunities and certain tax-advantaged investments that we have utilized with respect to the proceeds received from our December 2001 private placement of common stock. Since we withdrew cash from these tax-advantaged investments to pay for the E.mergent acquisition and the OM Video acquisition, the amount of the tax benefits associated with these investments will decrease; therefore, our tax rate may rise in the future.

Net Income

Net income from continuing operations in fiscal 2002 increased to $7.4 million, or 34.5%, compared to net income from continuing operations of $5.5 million in fiscal 2001. We attribute the increased income to the increase in sales offset by increases in expenses as described above.

Year Ended June 30, 2001 Compared to Year Ended June 30, 2000

Sales

Sales from continuing operations for fiscal 2001 increased 42.0% to $39.9 million from $28.1 million in fiscal 2000. At the end of fiscal 2001, we operated in two reportable segments: products and conferencing services. The dollar increase in sales between fiscal 2000 and fiscal 2001 is split evenly between product sales and service sales.

Product Sales

Product sales grew 27.0% in fiscal 2001 to $28.2 million from $22.2 million in fiscal 2000. This increase was mainly due to the continued success of our Audio Perfect(R) product line, as well as the introduction of new products such as the PSR1212 and the XAP(TM) 800. Our sales have increased as our product line has expanded. In the second quarter of fiscal 2001, we began shipping the PSR1212, a digital matrix mixer for the sound reinforcement marketplace and in the fourth quarter of fiscal 2001, we introduced the XAP(TM) 800. Product sales also include our broadcast telephone interface products and our assistive listening products.

Service Sales

The conferencing services segment, which is also known as 1-800 LETS MEET(R), experienced sales growth of 98.3% in fiscal 2001 as compared to fiscal 2000. Service sales were $11.7 million in fiscal 2001 as compared to $5.9 million in fiscal 2000. We attribute the growth in sales to an increased customer base due, in part, to an expansion of sales force for our conference calling services, an increase in the number of resellers selling our services, and an overall increase in market size during fiscal 2001.

Gross Profit Margin

Our gross profit margin from continuing operations was 58.6% in fiscal 2001 compared to 60.8% in fiscal 2000. The decrease in gross margins is the result of three factors. First, we implemented a blanket purchase order program in the third quarter of fiscal 2001, under which we increased the discounts on the list price of our products for dealers who made large orders. Second, the cost of the raw materials components of our manufacturing increased during the first half of fiscal 2001, although these costs decreased in the latter half of fiscal 2001. Third, our services segment had a higher cost-of-goods rate.

Operating Expenses

Our continuing operating expenses increased 40.6% to $14.9 million in fiscal 2001 compared to $10.6 million in fiscal 2000.

Marketing and Selling Expenses

Marketing and selling expenses in fiscal 2001 were $7.8 million as compared to $6.2 million in fiscal 2000. As a percentage of sales, marketing and selling expenses decreased to 19.4% in fiscal 2001 compared to 21.9% in fiscal 2000. The year-over-year increase in marketing and selling expenses was primarily due to higher commission expenses resulting from increased sales. Another factor contributing to the increase was the shelving expenses we incurred in relation to the retail marketing of our ClearOne Conference phone.

Product Development Expenses

Product development expenses increased 92.3% to $2.5 million in fiscal 2001 compared to $1.3 million in fiscal 2000. As a percentage of sales, product development expenses increased 6.3% in fiscal 2001 from 4.5% in fiscal 2000. The increase in product development expenses is due to increased salaries and expenses associated with additional personnel and development costs associated with new product development.

General and Administrative Expenses

General and administrative expenses increased 48.4% to $4.6 million in fiscal 2001 compared to $3.1 million in fiscal 2000. General and administrative expenses were 11.7% of sales in fiscal 2001, compared to 11.1% in fiscal 2000. The increase in expenses was primarily due to a one-time bad debt write off of approximately $400,000 with respect to a single customer who filed for bankruptcy protection during the second quarter of fiscal 2001. Our increased expenses were also due to costs incurred to establish our Woburn, Massachusetts office, and the amortization expense associated with the goodwill acquired in the ClearOne, Inc. asset purchase.

Other Income (Expense)

Interest income increased 68.1% in fiscal 2001 as compared to fiscal 2000, due to the increase in cash and cash equivalents.

Interest expense decreased to $43,000 or by 35.1%, between fiscal 2001 and fiscal 2000 because some of our capital leases matured in fiscal 2000.

During fiscal 2001, income tax expense for continuing operations was calculated at a combined federal and state effective tax rate of approximately 37.5%, resulting in an income tax expense of $3.3 million. In fiscal 2000 our effective tax rate was 36.0%, and the income tax expense for continuing operations was $2.4 million.

Net Income

Net income from continuing operations for fiscal 2001 was $5.5 million, an increase of 27.9% compared to net income from continuing operations of $4.3 million in fiscal 2000. We attribute our income growth to increased sales, which were offset by increases in our expenses as described above.

Liquidity and Capital Resources

Sources of Funds

Our cash and cash equivalents at June 30, 2002 totaled approximately $14.2 million, which represents an increase of $7.3 million from $6.9 million at June 30, 2001. Our cash and cash equivalents were derived from a combination of net cash provided by continuing operating activities, proceeds from a note receivable in connection with the sale of our RFM/Broadcast division to Burk, net proceeds from the issuance of common stock in our private placement offering, net proceeds from the exercise of employee stock options, and draws from our revolving credit facility.

Based upon continuing operations, net cash provided by operating activities was $105,000 in fiscal 2002, down from $3.7 million in fiscal 2001. The decrease in net cash provided from continuing operating activities is primarily due to the increase of our accounts receivable from $7.2 million in fiscal 2001 to $20.3 million in fiscal 2002. A number of factors have contributed to this increase in accounts receivables. The closing of the E.mergent acquisition on May 31, 2002 resulted in an increase of more than $4.2 million of outstanding receivables at the end of fiscal 2002. Accounts receivable also increased as a result of product shipments made late in the fourth quarter and the larger volume of product sold to distributors for resale to smaller dealers. During fiscal 2002, our distributors were extended longer payment terms than we had previously extended to our independent dealers and resellers. Our days-sales-outstanding
(DSOs) are approximately 90 days. Based on our experience with our customers, we do not believe there is any significant concern with the collectability of our accounts receivable. We expect our DSOs to decrease in fiscal 2003, as sales of our services contribute to a larger percentage of our total sales.

Our accounts payable and accrued expenses as of June 30, 2002 have increased as a result of the assumption of E.mergent's accounts payable and our increased sales. Of the $2.5 million increase in accounts payable as compared to fiscal 2001, we attribute approximately $1.6 million directly to expenses associated with E.mergent and $900,000 to our sales growth in fiscal 2002. The increase of $360,000 in accrued expenses (other than accrued compensation and other benefits) over fiscal 2001 is primarily due to additional operating expenses associated with E.mergent.

Cash provided by financing activities was $24.3 million, and was attributable primarily to a private placement of our common stock in December 2001, which provided net proceeds of approximately $23.8 million, after costs and expenses. Additionally, cash provided by financing activities included approximately $1.0 million received through the exercise of employee stock options.

We have a revolving credit facility for $5.0 million, which is secured by our accounts receivable and inventory. The interest rate on the revolving credit facility is variable. The borrowing rate was 4.5% as of June 30, 2002. While we had a balance of $196,000 as of June 30, 2002, no balance was owing under the line of credit as of September 10, 2002. The revolving credit facility will expire on December 22, 2002 and we plan to renew it at that time. The terms of the revolving credit facility require us to maintain certain financial ratios and restrict our ability to modify our basic business activities, transfer assets or create additional indebtedness. We were not in compliance with the tangible net worth ratio by a difference of 0.3% as of June 30, 2002, however we have obtained a waiver from the lender under the revolving credit facility. We have also obtained a waiver from the lender to divest non-core businesses if certain conditions are met.

On July 27, 2002, we filed a Form S-3 registration statement with the SEC that registers the sale of up to $100.0 million of our securities in the form of equity, debt or combinations thereof. While we currently have no specific plan to offer any securities, an effective shelf registration statement will enable us to act quickly to take advantage of favorable market conditions. Under the shelf registration statement, we could offer securities up to an aggregate offering price of $100.0 million.

Contingent Sources of Funds

Beginning in January 2003, Burk has agreed to pay up to $700,000 in commissions to us over the seven year period following the April 2001 closing of the sale of the remote control portion of our RFM/Broadcast division, if certain base sales targets are exceeded. (See "Discontinued Operations" above.)

Uses of Funds

In fiscal 2002, our primary uses of funds were as follows:

     o to acquire Ivron and E.mergent for a total cash purchase price of $14.4 million;

     o to fund capital expenditures, including upgrading our real-time computer system to Oracle, for a total capital expenditures cost of approximately $2.7 million; and

     o to repay approximately $700,000 in capital lease obligations and long-term debt obligations assumed in connection with the E.mergent acquisition.

Pending Uses of Funds

We have no off-balance-sheet financing arrangements with related parties and no unconsolidated subsidiaries. Contractual obligations related to our capital leases and operating leases are summarized below.

                                                             Payments Due by Period
                                         --------------------------------------------------------------------
                                                        One year       Two to         Four to        After
Contractual Obligations                     Total        or less     Three Years     Five Years    Five Years
                                         -----------   -----------   -----------    -----------   -----------

Capital Leases....................       $   111,583   $    66,855   $    42,284    $     2,444   $      --
Operating Leases..................         5,269,827     1,834,099     2,379,770      1,055,958          --
                                         -----------   -----------   -----------    -----------   -----------

Total Contractual.................
   Cash Obligations...............       $ 5,381,410   $ 1,900,954   $ 2,422,054    $ 1,058,402   $      --
                                         ===========   ===========   ===========    ===========   ===========

Contingent Uses of Funds

Pursuant to the acquisition of Ivron, an earn-out of up to $1.0 million in cash is payable to Ivron's former shareholders and options holders in fiscal 2003 and fiscal 2004 if certain profit and earnings targets are met.
(See "Acquisitions in Fiscal 2002 - Ivron Acquisition" above.)

In connection with the OM Video acquisition, an additional $600,000 and an earn-out of $800,000 may be payable to the shareholders of OM Video 12 months after closing, if certain conditions and performance targets are met.
(See "Subsequent Events - OM Video Acquisition" above.)

We believe that our working capital, bank line of credit and cash flows from operating activities will be sufficient to satisfy our operating and capital expenditure requirements for continuing operations for the next 12 months. In the longer term, or if we experience a decline in sales, or in the event of other unforeseen circumstances, we may require additional funds and may seek to raise such funds through public or private equity or debt financing, bank lines of credit, or other sources. We cannot assure you that additional financing will be available or, if available, will be on terms favorable to us.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions and select accounting policies that affect the presentation of our financial condition, changes in financial condition or our results of operations. Our estimates relate to matters that are uncertain at the time the estimate is made. These estimates are based on our historical experience and on various assumptions that we believe to be reasonable under the circumstances, given the available information at the time of the estimate, the results of which form the basis for the judgments we made. Actual results could differ from these estimates under different assumptions and conditions.

We believe the following critical accounting policies affect our most significant judgments and estimates used in the preparation of our consolidated financial statements.

Stock-Based Compensation

We account for stock option grants to employees, officers and directors using the intrinsic value-based method prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, we record no compensation expense relating to these options because at the time of the grant of these stock options, the exercise price of the options equals the market value of the underlying stock. The alternative is to measure the fair value of the options at the time of the grant, using a method defined in the Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". While the Financial Accounting Standards Board (FASB) encourages the adoption of SFAS No. 123, we are permitted to continue to measure compensation expense for stock-based plans using APB Opinion No. 25. If we had adopted SFAS No. 123, our net income for fiscal 2002 would have been $4.4 million instead of $7.4 million. A more detailed discussion of this accounting policy is provided in Note 12 to our Consolidated Financial Statements.

Revenue Recognition - Maintenance Agreements

Revenue from product sales is typically recognized at the time product is shipped. Generally, the Company transfers the risks and rewards of the products, including title, at this time. Revenue from conferencing services sales is recognized at the time the service is rendered. Revenue from business service sales is generally recognized at the completion of installation if customer acceptance is required. If the customer acceptance is not required, revenue from business services sales is recognized when it is both realized and earned. The acquisition of E.mergent added unearned revenue to the balance sheet in fiscal 2002. Unearned revenue is derived solely from the sale of maintenance contracts for integrated systems installations. These contracts are usually for a period of 12, 24, or 36 months and cover all costs of repair and, in some cases, replacement of defective parts as well as on-site troubleshooting. The revenue from a maintenance contract is deferred and recognized ratably over the full period covered by the contract. Expenses related to the contracts are expensed as incurred. As of June 30, 2002, the amount of revenue to be recognized over the next 12 months was $607,000 and thereafter $277,000

Obsolete & Slow-Moving Inventory Reserves

We account for our inventory on a first-in-first-out (FIFO) basis, and make appropriate reserves on a quarterly basis to write-down the value of inventory to the lower of cost or net realizable value.

In order to determine what, if any, inventory needs to be written down and the actual reserve amount required, we perform an analysis of obsolete and slow-moving inventory at least two times per year. In general, we write down our excess and obsolete inventory by an amount that is equal to the difference between the cost of the inventory and its estimated market value if market value is less than cost, based upon assumptions about future product life-cycles, product demand and market conditions. Those items that are found to have a supply in excess of demand are considered to be slow-moving or obsolete and the appropriate reserve is made to write-down the value of that inventory to its realizable value.

Accounts Receivable - Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from our customers' failure to make required payments. The amount of the allowance is based on our historical experience and involves a review of account aging, our customers' financial condition or general economic conditions. We believe that our allowance for doubtful accounts is adequate.

Reserve for Product Returns

We maintain a reserve for product returns based on the historical product return-to-sales ratio. The amount of the reserve is calculated and may be adjusted on a quarterly basis.

Goodwill--Recoverability

As more fully discussed in Note 1 to the Consolidated Financial Statements, we have recorded the goodwill and other intangible assets that have been acquired through our acquisitions of ClearOne in July 2000, Ivron in October 2001, and E.mergent in May 2002. In July 2001, FASB issued SFAS No. 141, "Business Combinations", which establishes new standards for accounting and reporting requirements for business combinations, and SFAS No. 142, "Goodwill and Other Intangible Assets", which broadens the criteria for recording intangible assets other than goodwill. In effect, as a result of SFAS No. 141 and SFAS No. 142, the goodwill that was recorded in our acquisitions of Ivron and E.mergent was not subject to amortization. Further, as of July 1, 2002, the goodwill that was previously recorded with respect to the acquisition of ClearOne is no longer subject to amortization. Instead, SFAS No. 142 sets forth methods to periodically evaluate the goodwill that will not be amortized for impairment. We are working with our financial consultants to establish the appropriate methods to properly evaluate the recoverability of the goodwill and to measure for possible impairment. This evaluation involves significant management judgment and is based on various analyses, including cash flow and profitability projections. If such methods should indicate that the value of the goodwill has been impaired, then we will record a charge to operations to recognize the impairment of our goodwill. We do not believe that there are any indications that goodwill is impaired as of June 30, 2002.

Deferred Tax Assets and Liabilities

We provide for income taxes based on the asset and liability method required by SFAS No. 109, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating loss and credit carryforwards. As of June 30, 2002, we had deferred tax assets of approximately $1.3 million, and deferred tax liabilities of approximately $1.5 million, for a net deferred tax liability of approximately $164,000. Our deferred tax asset of $1.3 million are attributable to differences between the financial statement and tax treatment of certain allowances and reserves with respect to our current assets that are not currently deductible for income tax purposes. Approximately $500,000 of our deferred tax liability relates to the taxable gain that has been deferred until we receive principal payments on the note issued by Burk. (See "Discontinued Operations" above.) The balance of the deferred tax liability relates to differences between the financial statement basis and tax basis of depreciable fixed assets and certain intangible assets that are either amortizable or non-amortizable for financial statement or tax purposes, as well as the timing for recognition of the gain on assets sold to Burk.

In connection with the E.mergent and Ivron acquisitions, we may be able to take advantage of certain tax net operating loss and credit carryforwards from which we could derive significant tax benefits. However, the tax rules regarding such tax benefits arising from an acquisition are complicated and very restrictive, and the availability of these tax benefits to us is not certain. As a result, we have reduced to zero, the deferred tax asset of approximately $508,000 with respect to the acquired tax carryforwards that would otherwise be recorded. This reduction is done by recording a valuation allowance against the deferred tax asset of the same amount. The need to record a valuation allowance is evaluated each quarter, and if we determine that we will realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset will be made. Because these carryforwards were obtained as a result of acquisitions, a similar adjustment will be recorded to goodwill. Additional detail concerning the specific types of deferred tax assets and liabilities that we have recorded is shown in Note 11 to the Consolidated Financial Statements.

New Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and supersedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interest method is now prohibited. The statement applies to any business combinations occurring on or after July 1, 2001, modifies the criteria for recognizing intangible assets and expands disclosure requirements. We have adopted this statement in accounting for the Ivron and E.mergent acquisitions.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" which we adopted effective July 1, 2002. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but must be reviewed for impairment at least annually or more frequently under certain circumstances. Other intangibleassets that are deemed to have finite lives will continue to be amortized over their useful lives but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. This goodwill and other intangible assets represent a significant portion of our recorded assets. If impairment is deemed to exist, we will write down the recorded value of goodwill and other intangible assets to their fair values. As of June 30, 2002, we had unamortized goodwill of approximately $20.6 million, of which $2.5 million relates to the acquisition of ClearOne, Inc. and was amortized up to June 30, 2002, and of which $439,000 relates to the Ivron acquisition and $17.7 million relates to the E.mergent acquisition. Through June 30, 2002, we amortized $190,000 annually of ClearOne goodwill.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations and Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that opinion). We are required to adopt SFAS No. 144 effective July 1, 2002, and are currently evaluating the impact of this statement on our financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF issue No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the FASB in SFAS No. 146 is that an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in EITF issue No. 94-3. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, but early adoption is encouraged. We are currently evaluating the impact of SFAS No. 146 on our financial Statements.

ITEM 7A.  Qualitative and Quantitative Disclosures About Market Risk

Market risk represents the risk of changes in the value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. Changes in these factors could cause fluctuations in the results of our operations and cash flows. In the ordinary course of business, we are exposed to foreign currency and interest rate risks. These risks primarily relate to the sale of products and services to foreign customers and changes in interest rates on our capital leases.

We currently have limited market risk sensitive instruments related to interest rates. Our capital lease obligations totaled approximately $101,000 at June 30, 2002. We do not have significant exposure to changing interest rates on these capital leases because interest rates for the majority of the capital leases are fixed. Although we had a balance of approximately $196,000 on our line of credit as of June 30, 2002, such balance was repaid in July 2002 and no balance is outstanding as of September 10, 2002. As such, we do not have significant market interest rate risk. We have not undertaken any additional actions to cover market interest rate market risk and are not a party to any other interest rate market risk management activities. A hypothetical 10% change in market interest rates over the next year would not impact our earnings or cash flows as the interest rates on the majority of the capital leases are fixed.

We do not purchase or hold any derivative financial instruments for trading purposes.

Although our subsidiaries enter into transactions in currencies other than their functional currency, foreign currency exposures arising from these transactions are not material to us. The greatest foreign currency exposure arises from the remeasurement of our net equity investment in our subsidiaries to U.S. dollars. The primary currency to which we are exposed is the Euro. The fair value of our net foreign investments would not be materially affected by a 10% adverse change in foreign currency exchange rates from June 30, 2002 levels.

ITEM 8.    FINANCIAL STATEMENTS

                   Index to Consolidated Financial Statements
                   ------------------------------------------

                                                                            Page
                                                                            ----

Report of Independent Auditors.........................................      36

Consolidated Balance Sheets as of June 30, 2002 and 2001...............      37

Consolidated Statements of Income for fiscal years ended
  June 30, 2002, 2001, and 2000........................................      38

Consolidated Statements of Cash Flows for fiscal years ended
  June 30, 2002, 2001, and 2000........................................      39

Consolidated Statements of Shareholders' Equity for fiscal
  years ended June 30, 2002, 2001, and 2000............................      40

Notes to Consolidated Financial Statements.............................      41

                         Report of Independent Auditors



The Board of Directors and Shareholders CLEARONE COMMUNICATIONS, INC.

We have audited the accompanying consolidated balance sheets of ClearOne Communications, Inc. (formerly Gentner Communications Corporation) as of June 30, 2002 and 2001, and the related consolidated statements of income, cash flows, and shareholders' equity for each of the three years in the period ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ClearOne Communications, Inc. at June 30, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States.



/s/ Ernst & Young LLP
Salt Lake City, Utah
August 9, 2002, except note 20
  as to which the date is August 27, 2002

                          CLEARONE COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                             June 30,
                                                                    -------------------------
                                                                        2002           2001
                                                                        ----           ----
                                       ASSETS

Current assets:
     Cash and cash equivalents ..................................   $14,248,502   $ 6,852,243
     Accounts receivable, less allowances of $1,213,000 in 2002
         and $436,000 in 2001 ...................................    20,316,730     7,212,970
     Note receivable - current portion ..........................       195,598        71,423
     Inventory ..................................................     8,605,550     4,132,034
     Deferred tax assets ........................................     1,293,281       247,402

     Prepaid expenses ...........................................       609,956       779,648
                                                                    -----------   -----------
         Total current assets ...................................    45,269,617    19,295,720

Property and equipment, net .....................................     5,769,444     3,696,615
Goodwill, net ...................................................    20,552,832     2,633,732
Note receivable - long term portion .............................     1,490,028     1,716,477
Other intangible assets, net ....................................     6,991,410       181,722
Deposits and other assets .......................................        73,362        73,357
                                                                    -----------   -----------

         Total assets ...........................................   $80,146,693   $27,597,623
                                                                    ===========   ===========


                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Line of credit ..................................................   $   196,386   $      --
Accounts payable ................................................     3,053,819       568,782
Accrued compensation and other benefits .........................       801,243       410,416
Income tax payable ..............................................       820,729       421,749
Accrued severance ...............................................       416,240          --
Other accrued expenses ..........................................     1,079,111       719,112
Unearned maintenance revenue - current portion ..................       607,076          --
Current portion of capital lease obligations ....................        60,443       181,827
                                                                    -----------   -----------
         Total current liabilities ..............................     7,035,047     2,301,886

Capital lease obligations .......................................        40,876        48,227
Unearned maintenance revenue ....................................       276,825          --
Deferred tax liabilities ........................................     1,457,762       746,000
                                                                    -----------   -----------
         Total liabilities ......................................     8,810,510     3,096,113

Commitments and contingencies

Shareholders' equity:

     Common stock, 50,000,000 shares authorized, par value $.001,
       11,178,392 and 8,617,978 shares issued and outstanding at
       June 30, 2002 and 2001, respectively .....................        11,178         8,618
     Additional paid-in capital .................................    48,384,060     8,962,699
     Retained earnings ..........................................    22,940,945    15,530,193
                                                                    -----------   -----------
         Total shareholders' equity .............................    71,336,183    24,501,510
                                                                    -----------   -----------

         Total liabilities and shareholders' equity .............   $80,146,693   $27,597,623
                                                                    ===========   ===========

                             See accompanying notes

                          CLEARONE COMMUNICATIONS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                          Years ended June 30,
                                               -------------------------------------------------------------------------
                                                        2002                      2001                      2000
                                                        ----                      ----                      ----
Product sales...............................   $  37,215,161  68.2%      $  28,189,612  70.7%      $  22,226,504   79.0%
Service sales...............................      17,327,525  31.8%         11,688,793  29.3%          5,891,909   21.0%
                                               -------------  ----       -------------  ----       -------------   ----
     Total net sales........................      54,542,686 100.0%         39,878,405 100.0%         28,118,413  100.0%

Cost of goods sold - products...............      15,057,167  40.5%         10,633,956  37.7%          8,033,867   36.1%
Cost of goods sold - services...............       7,942,952  45.8%          5,869,106  50.2%          2,974,456   50.5%
                                               -------------  ----       -------------  ----       -------------   ----
     Total cost of goods sold...............      23,000,119  42.2%         16,503,062  41.4%         11,008,323   39.2%
                                               -------------  ----       -------------  ----       -------------   ----

Gross profit................................      31,542,567  57.8%         23,375,343  58.6%         17,110,090   60.8%

Operating expenses:
     Marketing and selling..................      10,705,494  19.6%          7,753,292  19.4%          6,165,917   21.9%
     General and administrative.............       6,051,092  11.1%          4,648,999  11.7%          3,132,125   11.1%
     Product development....................       4,052,695   7.4%          2,502,169   6.3%          1,270,819    4.5%
                                               -------------  ----       -------------  ----       -------------   ----
         Total operating expenses...........      20,809,281  38.1%         14,904,460  37.4%         10,568,861   37.5%
                                               -------------  ----       -------------  ----       -------------   ----

         Operating income...................      10,733,286  19.7%          8,470,883  21.2%          6,541,229   23.3%

Other income (expense):
     Interest income........................         446,548   0.8%            397,438   1.0%            236,387    0.8%
     Interest expense.......................         (23,494) (0.0)%           (42,517) (0.1)%           (65,554)  (0.2)%
     Other, net.............................          74,979   0.1%             53,768   0.1%              8,503    0.0%
     Gain (loss) on foreign currency
       transactions.........................          10,898   0.0%            (35,542) (0.1)%            --        0.0%
                                               -------------  ----       -------------  ----       -------------   ----
         Total other income.................         508,931   0.9%            373,147   0.9%            179,336    0.6%
                                               -------------  ----       -------------  ----       -------------   ----

Income from continuing operations
     before income taxes....................      11,242,217  20.6%          8,844,030  22.1%          6,720,565   23.9%
Provision for income taxes..................       3,831,465   7.0%          3,318,845   8.3%          2,418,823    8.6%
                                               -------------  ----       -------------  ----       -------------   ----
     Income from continuing operations......       7,410,752  13.6%          5,525,185  13.8%          4,301,742   15.3%

Discontinued operations:
Income from discontinued operations, net of
     income taxes ($0 in 2002, $438,605
     in 2001 and $253,778 in 2000)..........           --                      737,280                   426,591
Gain on disposal of business segment, net
     of income taxes ($725,788 in 2001).....           --                    1,220,024                    --
                                               -------------             -------------             -------------
Net income..................................   $   7,410,752             $   7,482,489             $   4,728,333
                                               =============             =============             =============

Basic earnings per common share from
     continuing operations..................   $       0.77              $        0.64             $        0.52
Diluted earnings per common share from
     continuing operations..................   $       0.74              $        0.61             $        0.49

Basic earnings per common share from
     discontinued operations................   $        --               $        0.23             $        0.05
Diluted earnings per common shares from
     discontinued operations................   $        --               $        0.22             $        0.05

Basic earnings per common share.............   $       0.77              $        0.87             $        0.57
Diluted earnings per common share...........   $       0.74              $        0.83             $        0.54

                             See accompanying notes

                          CLEARONE COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Years ended June 30,
                                                                 --------------------------------------------
                                                                      2002            2001           2000
                                                                      ----            ----           ----
Cash flows from operating activities:
    Income from continuing operations ........................   $  7,410,752    $  5,525,185    $  4,301,742
    Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
       Depreciation and amortization of property and
         equipment ...........................................      1,172,019       1,044,878         751,202
       Amortization of other assets ..........................        822,035         269,068          19,467
       Deferred income taxes .................................       (263,885)        (81,402)        (33,000)
       Provision for bad debts ...............................        215,927         575,909          74,863
       Provision for obsolete inventory ......................        527,800         370,938         168,586
       Gain on investments ...................................           --            (4,442)         (7,771)
       Tax benefits from stock option exercises allocated to
          contributed capital ................................        181,787         117,084       1,287,000
       Changes in operating assets and liabilities:
          Accounts receivable ................................    (11,128,003)     (3,635,202)     (1,986,246)
          Inventory ..........................................       (930,185)       (724,939)       (792,367)
          Income taxes .......................................        378,449       1,194,873      (1,216,999)
          Other assets .......................................        394,749        (110,239)       (535,303)
          Unearned maintenance ...............................        (15,282)           --              --
          Accounts payable and other accrued expenses ........      1,338,930        (833,324)        448,011
                                                                 ------------    ------------    ------------

              Net cash provided by continuing operating
                activities ...................................        105,093       3,708,387       2,479,185

Cash flows from investing activities:
    Purchases of property and equipment ......................     (2,748,268)     (1,356,275)     (1,684,200)
    Purchase of businesses ...................................    (14,424,583)     (1,758,085)           --
    Proceeds from note receivable ............................        129,274            --              --
                                                                 ------------    ------------    ------------

              Net cash used in investing activities ..........    (17,043,577)     (3,114,360)     (1,684,200)

Cash flows from financing activities:
    Net proceeds from issuance of common stock ...............     23,848,016          15,095          30,274
    Exercise of employee stock options .......................      1,020,513         324,989         355,255
    Repurchase of common stock ...............................        (52,964)       (191,381)           --
    Proceeds from line of credit .............................        196,386            --              --
    Principal payments on capital lease obligations ..........       (193,696)       (252,841)       (215,854)
    Principal payments on line of credit .....................       (483,512)           --              --
                                                                 ------------    ------------    ------------

              Net cash provided by (used in) financing
                 activities ..................................     24,334,743        (104,138)        169,675
                                                                 ------------    ------------    ------------

Net increase in cash from continuing operations ..............      7,396,259         489,889         964,660
Net cash flow from discontinued operations ...................           --           987,358         488,153
Cash at the beginning of the year ............................      6,852,243       5,374,996       3,922,183
                                                                 ------------    ------------    ------------

Cash at the end of the year ..................................   $ 14,248,502    $  6,852,243    $  5,374,996
                                                                 ============    ============    ============

Supplemental disclosure of cash flow information:
    Property and equipment financed by capital leases ........   $       --      $     27,507    $       --
    Income taxes paid, net ...................................   $ (3,529,427)   $ (2,575,481)   $ (2,635,601)
    Interest paid ............................................   $    (23,494)   $    (42,517)   $    (65,554)
    Consideration paid in stock for purchase of business .....   $(14,426,569)   $ (2,000,013)   $       --

                             See accompanying notes

                          CLEARONE COMMUNICATIONS, INC.
                 CONSOLDIATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                  Common Stock       Additional                       Total
                                                  ------------        Paid-In         Retained     Shareholders'
                                            Shares       Amount       Capital         Earnings        Equity
                                            ------       ------       -------         --------        ------

Balances at June 30, 1999 ..........      8,129,691    $   8,130    $  5,024,858    $  3,319,371   $  8,352,359
     Exercise of employee stock
       options .....................        296,000          296         354,959            --          355,255
     Issuance of common stock under
       employee stock purchase plan           1,454            1          30,273            --           30,274
     Tax benefits from stock option
       exercises allocated to
       contributed capital .........           --           --         1,287,000            --        1,287,000

     Net income ....................           --           --              --         4,728,333      4,728,333

                                         ----------    ---------    ------------    ------------   ------------
Balances at June 30, 2000 ..........      8,427,145        8,427       6,697,090       8,047,704     14,753,221
     Exercise of employee stock
       options .....................         75,125           75         324,914            --          324,989
     Issuance of common stock under
       employee stock purchase plan           1,137            1          15,094            --           15,095
     Tax benefits from stock option
       exercises allocated to
       contributed capital .........           --           --           117,084            --          117,084
     Consideration paid in stock for
       the purchase of business ....        129,871          130       1,999,883            --        2,000,013
     Repurchase and retirement of
       common stock by the Company .        (15,300)         (15)       (191,366)           --         (191,381)

     Net income ....................           --           --              --         7,482,489      7,482,489

Balances at June 30, 2001 ..........      8,617,978        8,618       8,962,699      15,530,193     24,501,510
     Exercise of employee stock
       options .....................        195,999          196       1,020,317            --        1,020,513
     Issuance of common stock under
       employee stock purchase plan             724            1          12,901            --           12,902
     Tax benefits from stock option
       exercises allocated to
       contributed capital .........           --           --           181,787            --          181,787
     Issuance of common stock in
       private placement ...........      1,500,000        1,500      23,833,614            --       23,835,114
     Consideration paid in stock for
       the purchase of business ....        868,691          868      14,425,701            --       14,426,569
     Repurchase and retirement of
       common stock by the Company .         (5,000)          (5)        (52,959)           --          (52,964)

     Net income ....................           --           --              --         7,410,752      7,410,752
                                         ----------    ---------    ------------    ------------   ------------

Balances at June 30, 2002 ..........     11,178,392    $  11,178    $ 48,384,060    $ 22,940,945   $ 71,336,183
                                         ==========    =========    ============    ============   ============


                             See accompanying notes

                          CLEARONE COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Organization and Summary of Significant Accounting Policies

Organization

Effective January 1, 2002, Gentner Communications Corp. changed its name to ClearOne Communications, Inc. ClearOne began trading under the symbol CLRO on March 15, 2002.

ClearOne Communications, Inc. (the "Company") is a provider of end-to-end conferencing solutions. The Company operates in three business segments: products, conferencing services and business services. The Company designs, manufactures and sells high quality audio and videoconferencing products, provides conference calling services, and provides a broad range of technical and value-added services, including design and installation of systems, training and system consulting. The Company provides products and services domestically and internationally. The Company generally grants credit without requiring collateral to its customers within these markets.

During October 2000, the Company established Gentner Communications EuMEA GmbH, a wholly owned subsidiary headquartered in Nuremberg, Germany. The subsidiary began operations during December 2000. Gentner EuMEA focuses on distribution, technical support, and training in Europe, the Middle East and northern Africa.

On October 3, 2001, the Company purchased all of the outstanding shares of Ivron Systems, Ltd. (Ivron), a wholly owned subsidiary headquartered in Dublin, Ireland, now known as Gentner Communications Limited. The subsidiary focuses on research and the further development of videoconferencing products. See Note 16.

On May 31, 2002, the Company acquired and merged with E.mergent, Inc. (E.mergent). E.mergent focuses on manufacturing and sales of videoconferencing equipment and business services including design, installation and support of meeting room technologies. See Note 16.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions have been eliminated in consolidation.

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

Revenue Recognition - Revenue from product sales is typically recognized at the time product is shipped. Generally, the Company transfers the risks and rewards of the products, including title, at this time. Revenue from conference service sales is recognized at the time the service is rendered. Revenue from business services sales is generally recognized at the completion of installation if customer acceptance is required. If the customer acceptance is not required, revenue from business services sales is recognized when it is both realized and earned. Revenue from maintenance contracts is recognized ratably over the life of the contract. The Company records reserves for sales returns and uncollectible accounts, at the time the product is shipped or service is rendered. Historically, the Company's estimate of sales returns and uncollectible accounts has not materially varied from actual results.

The Company offers rebates to certain of its distributors based upon the volume of product purchased by such distributors. In accordance with Emerging Issues Task Force (EITF) Issue No. 00-22, "Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future," such rebates are recorded as a reduction of revenue.

Foreign Currency - The functional currency of the Company's foreign subsidiaries is the U.S. dollar. Accordingly, the results of operations of the Company's foreign subsidiaries, which are recorded by the subsidiaries in Euro, are remeasured into the U.S. dollar using average exchange rates during the year, while the assets, liabilities and equity accounts are remeasured using period end exchange rates and historical rates, as appropriate. The impact of this remeasurement is recorded in earnings.

Property and Equipment - Property and equipment are stated at cost. Costs associated with internally developed software are capitalized in accordance with Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Depreciation and amortization are provided over the estimated useful lives of the respective assets using the straight-line method. Repairs and maintenance costs are expensed as incurred.

Long-Lived Assets - The Company regularly evaluates the carrying amounts of long-lived assets, including goodwill and other intangible assets, as well as the related amortization periods, to determine whether adjustments to these amounts or to the useful lives are required based on current circumstances or events. The evaluation, which involves significant management judgment, is based on various analyses including cash flow and profitability projections. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of the related long-lived assets, the carrying amount of the underlying assets will be reduced, with the reduction charged to expense, so that the carrying amount is equal to fair value, which is primarily determined based upon future discounted cash flows. No impairment of the Company's long-lived assets has been indicated to date.

Goodwill - The Company amortized goodwill related to the ClearOne, Inc. acquisition from the acquisition date of July 1, 2000 to June 30, 2002. As of July 1, 2002, the Company will adopt Statement of Financial Accounting Standard
(SFAS) No. 142, "Goodwill and Other Intangible Assets" and the ClearOne, Inc. goodwill will no longer be amortized. Unamortized goodwill was approximately $20,553,000 as of June 30, 2002, of which $2,446,000 relates to the ClearOne, Inc. acquisition and was amortized through June 30, 2002, and $439,000 relates to Ivron and $17,668,000 relates to E.mergent, which are not amortized in accordance with the provisions of SFAS No. 142. Amortization of ClearOne goodwill was approximately $188,000 for each of the years ended June 30, 2002 and 2001.

Other Intangible Assets - Other intangible assets consist principally of value assigned to patents, purchased technology, non-compete agreements and certain other intangible assets. The Company amortizes purchased technology and other intangible assets on a straight-line basis over periods ranging from one and one-half to fifteen years. Accumulated amortization on other intangible assets was $961,073 and $327,038 at June 30, 2002 and 2001, respectively. The Company performs an evaluation of other assets on a periodic basis to determine that the recorded costs are not in excess of their net realizable value.

Earnings per Share - The following table sets forth the computation of basic and diluted net income per share:

                                                                      Year Ended June 30,
                                                         -------------------------------------------
                                                              2002            2001           2000
                                                              ----            ----           ----
Numerator:
     Income from continuing operations................   $  7,410,752    $  5,525,185   $  4,301,742
     Income from discontinued operations..............              -         737,280        426,591
     Gain on disposal of business segment.............              -    1,220,024            -
                                                         ------------    ------------   ------------
     Net income.......................................   $  7,410,752    $  7,482,489   $  4,728,333
                                                         ============    ============   ============

Denominator for basic net income per
  share - weighted average shares:....................      9,574,758       8,593,510      8,269,941
Dilutive common stock equivalents using treasury
  stock method:.......................................        444,996         422,134        470,268
                                                         ------------    ------------   ------------
Denominator for diluted net income per share -
   weighted average shares:...........................     10,019,754       9,015,644      8,740,209

Basic net income per share:
     Continuing operations............................   $      0.77     $     0.64     $      0.52
     Discontinued operations..........................          -              0.23            0.05
                                                         ------------    ------------   ------------
Basic net income per share............................   $      0.77     $     0.87     $      0.57
                                                         ===========     ==========     ===========




Diluted net income per share:
     Continuing operations............................   $      0.74     $     0.61     $      0.49
     Discontinued operations..........................          -              0.22            0.05
                                                         ------------    ------------   ------------
Diluted net income per share..........................   $      0.74     $     0.83     $      0.54
                                                         ===========     ==========     ===========

Options to purchase 67,750, 663,250 and 523,500 shares of common stock were outstanding as of June 30, 2002, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share as the effect would be antidilutive. Warrants to purchase 150,000 shares of common stock were outstanding as of June 30, 2002, but were not included in the computation of diluted earnings per share as the effect would be antidilutive.

Research and Product Development Costs - Research and product development costs are expensed as incurred.

Income Taxes - The Company provides for income taxes based on the asset and liability method required by SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method, deferred tax assets and deferred tax liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and deferred tax liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and deferred tax liabilities of a change in tax rates is recognized in operations in the period during which the rule with respect to the change in tax rate is enacted.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the financial statements and these accompanying notes. Actual results could differ from those estimates.

Stock-Based Compensation - SFAS No. 123, "Accounting for Stock-Based Compensation," defines a fair value-based method of accounting for and measuring compensation expense related to stock-based compensation plans and encourages adoption of the standard. However, SFAS No. 123 allows entities to continue to measure compensation expense for stock-based plans using the intrinsic value-based method prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". The Company has elected to continue to account for stock-based compensation plans using the provisions of APB Opinion No. 25. Pro forma footnote disclosure of net income has been made as if the fair value based method of accounting defined in the Statement had been applied.

Advertising Expenses - Advertising costs are expensed as incurred. Advertising expense for fiscal years 2002, 2001 and 2000 totaled $497,000, $357,700 and $186,400, respectively.

New Accounting Pronouncements - In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations." SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and supersedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interest method is now prohibited. The statement applies to any business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later, modifies the criteria for recognizing intangible assets and expands disclosure requirements. The Company has adopted this statement in accounting for the acquisitions of Ivron as of October 3, 2001, and E.mergent as of May 31, 2002.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 eliminates amortization of goodwill and intangible assets with indefinite lives and instead sets forth methods to periodically evaluate goodwill for impairment. SFAS No. 142 provides guidance for testing goodwill and intangible assets that will not be amortized for impairment. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS No. 142 in their fiscal year beginning after December 15, 2001 (i.e., January 1, 2002 for calendar year companies). The Company plans to adopt this statement on July 1, 2002 and, as such, the Company is continuing to evaluate the impact of this statement on its financial statements. See "Goodwill" above.

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

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the FASB in SFAS No. 146 is that an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in EITF No. 94-3. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 146 on its financial statements.

Reclassification - Certain amounts reported in prior year financial statements have been reclassified to conform with current year presentations.

2.       Discontinued Operations

On April 12, 2001, the Company sold the assets of the remote control portion of the RFM/Broadcast division to Burk Technology, Inc. of Littleton, MA ("Burk"). Burk is a privately held developer and manufacturer of broadcast facility control systems products. The Company retained the accounts payable of the remote control portion of the RFM/Broadcast division. Burk assumed obligations for (i) unfilled customer orders, and (ii) satisfying warranty obligations to both existing customers of the Company, and for inventory sold to Burk.

The assets of the remote control portion of the RFM/Broadcast division were sold to Burk for up to $3.2 million, including $750,000 in cash at closing, and $1.75 million in the form of a seven-year promissory note, with interest at the rate of nine percent per annum. The promissory note is secured by a subordinate security interest in the personal property of Burk. The gain associated with the note receivable is recognizable for book purposes but not for tax purposes until cash is received. As such, the Company has established a deferred tax liability for $511,000 in connection with this deferred gain. In addition, up to $700,000 more is payable by Burk as a commission over a period of up to seven years. The commission is based upon future net sales of Burk over base sales established within the agreement. This amount will be recognized as received. The Company retained remote control related inventory in the amount of $70,000 and zero liabilities at June 30, 2001. The Company realized a gain on the sale of $1,220,024, net of applicable income taxes of $725,788.

Summary operating results of the discontinued operations are as follows:

                                                                             Year Ended June 30,
                                                                -------------------------------------------
                                                                      2002           2001           2000
                                                                      ----           ----           ----

     Net sales............................................      $      -        $  2,369,054   $  2,753,529
     Cost of goods sold...................................             -             806,581        924,488
     Marketing and selling................................             -            281,852         597,835
     Product development..................................             -             104,736        550,837
                                                                -------------   ------------   ------------
     Income before income taxes...........................             -           1,175,885        680,369
     Provision for income taxes...........................             -            (438,605)      (253,778)
     Gain on disposal of business segment, net of taxes...             -           1,220,024           -
                                                                -------------   ------------   ------------
     Net income from discontinued operations..............      $      -        $  1,957,304   $    426,591
                                                                =============   ============   ============



     Basic earnings per share from
       discontinued operations............................      $      -        $     0.23     $      0.05
     Diluted earnings per share from
       discontinued operations............................      $      -        $     0.23     $      0.05

3.       Comprehensive Income

The Company had no components of "Other Comprehensive Income" as defined by SFAS No. 130. Therefore, comprehensive income for the years ended June 30, 2002, 2001, and 2000 was equal to net income.

4.       Significant Customers

For the periods ended June 30, 2002, 2001, and 2000, the Company did not have sales to any customer that equaled or exceeded ten percent of net revenue. However, as of June 30, 2002, two customers each account for greater than 10% of outstanding accounts receivables.

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

The fair value of the note receivable as of June 30, 2002 and 2001 was approximately $1,428,300 and $1,787,900, respectively, using the Company's current borrowing interest rate.

6.       Inventory

Inventory is summarized as follows:

                                                               June 30,
                                                      --------------------------
                                                          2002          2001
                                                          ----          ----

    Raw materials...................................  $ 4,134,540   $ 2,500,098
    Work in progress................................      737,228       195,149
    Finished goods..................................    3,733,782     1,436,787
                                                      -----------   -----------
         Total inventory............................  $ 8,605,550   $ 4,132,034
                                                      ===========   ===========

The Company recorded a reserve for obsolete and slow-moving inventory of $809,000 and $226,000 at June 30, 2002 and 2001, respectively.

7.       Property and Equipment

Major classifications of property and equipment and estimated useful lives are as follows:

                                                               June 30,
                                                      --------------------------
                                                          2002          2001
                                                          ----          ----

Office furniture and equipment - 5 to 10 years......  $ 7,106,689   $ 4,541,371
Manufacturing and test equipment - 5 to 10 years....    2,620,268     2,304,680
Telephone bridging equipment - 10 years.............    1,007,227       857,450
Vehicles - 3 to 5 years.............................        9,140        -
                                                      -----------   -----------
                                                       10,743,324     7,703,501
Accumulated depreciation and amortization...........   (4,973,880)   (4,006,886)
                                                      -----------   -----------
    Net property and equipment......................  $ 5,769,444   $ 3,696,615
                                                      ===========   ===========

8.       Line of Credit

The Company maintains a $5.0 million revolving line of credit (balance of $196,386 and $0 at June 30, 2002 and 2001, respectively) with a commercial bank. The revolving line of credit expires December 22, 2002 and the Company expects to renew beyond that date. The line of credit is secured by the Company's accounts receivable and inventory. The interest rate on the line of credit is a variable interest rate (250 basis points over the London Interbank Offered Rate (LIBOR) or prime less 0.25%, whichever the Company chooses). The borrowing rate was 4.50% as of June 30, 2002. The weighted average interest rate for the years ended June 30, 2002, 2001 and 2000, respectively, was 5.17%, 8.14% and 7.58%.
The terms of the line of credit prohibit the payment of dividends and require the Company to maintain other defined financial ratios and restrictive covenants. No compensating balance arrangements are required. At the time of the E.mergent acquisition, E.mergent had a line of credit with a balance of $483,512. This line of credit balance was paid in June 2002 and the line of credit expired June 30, 2002.

9.       Leases

The Company has entered into capital leases with finance companies to finance the purchase of certain furniture and equipment. Property and equipment under capital leases are as follows:

                                                                 June 30,
                                                      --------------------------
                                                           2002          2001
                                                           ----          ----

Office furniture and equipment......................  $   916,041   $   936,819
Manufacturing and test equipment....................      470,786       478,598
Telephone bridging equipment........................      284,296       284,296
                                                       -----------   -----------
                                                        1,671,123     1,699,713
Accumulated depreciation and amortization...........   (1,138,186)   (1,018,919)
                                                      -----------   -----------
    Net property and equipment under capital leases.  $   532,937   $   680,794
                                                      ===========   ===========

Amortization expense for assets recorded under capital leases is included with depreciation expense.

Future minimum lease payments under capital leases and noncancelable operating leases with initial terms of one year or more are as follows:

                                                          Capital     Operating
For years ending June 30:
    2003............................................  $    66,855   $ 1,834,099
    2004............................................       34,950     1,340,588
    2005............................................        7,334     1,039,182
    2006............................................        2,444       835,789
    2007............................................         --         220,169
                                                      -----------   -----------
       Total minimum lease payments.................      111,583   $ 5,269,827
                                                                    ===========
Less use taxes......................................       (3,334)
                                                      -----------
       Net minimum lease payments...................      108,249
Less amount representing interest...................       (6,930)
                                                      -----------
       Present value of net minimum lease payments..      101,319
Less current portion................................      (60,443)
                                                      -----------
       Capital lease obligation.....................  $    40,876
                                                      ===========

Certain operating leases contain rent escalation clauses based on the consumer price index. Rental expense, which was composed of minimum rentals under operating lease obligations, was $1,469,278, $1,052,293 and $664,026 for the years ended June 30, 2002, 2001 and 2000, respectively. The Company's operating lease on its Salt Lake City, Utah facility, which expires 2006, provides for renewal options extending the terms for an additional ten years. Rates charged would be at prevailing market rates at the time of renewal.

10.      Royalty Agreements

The Company was a general partner in two limited partnerships, Gentner Research Ltd. ("GRL") and Gentner Research II, Ltd. ("GR2L"), both related parties. GRL sold the proprietary interest in a remote control product line to the Company in exchange for royalty agreements in 1987 and 1988. Royalty expense under the agreements with GRL for the years ended June 30, 2001 and 2000, was $3,600 and $16,000, respectively. GRL was dissolved on February 20, 2001 after consent to dissolution and liquidation was received by a majority of the partners of GRL. The product line, which incorporated the proprietary interest, was deemed no longer integral to the product segment of the Company's business.

In fiscal 1997, GR2L sold the proprietary interest in a new remote control product to the Company in exchange for a royalty agreement. Royalty expense for sales of remote control product under this agreement with GR2L for the years ended June 30, 2001 and 2000 was $90,793 and $106,084, respectively. The Company paid $178,516 to GR2L in 2001, representing GR2L's royalty on the gain on the sale of the remote control product line. This amount is included in the determination of gain on disposal of business segment in the statement of income for the year ended June 30, 2001.

11.      Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                   2002            2001
                                                                   ----            ----
Deferred tax liabilities:
    Deferred tax gain on disposal of discontinued operations   $   488,000    $   511,000
    Tax over book depreciation of fixed assets .............       380,000        278,000
    Tax over book amortization of intangibles ..............       589,762           --
Total deferred tax liabilities .............................     1,457,762        789,000
                                                               -----------    -----------

Deferred tax assets:
    Book over tax amortization of intangibles ..............          --           43,000
    Accounts receivable and other related reserves .........       303,000        110,000
    Inventory reserves .....................................       396,000         49,000
    Unearned maintenance and other deferred revenue ........       347,000           --
    Net operating loss carryforward ........................       349,104           --
    Research and development credit carryforward ...........       158,586           --
    Other accruals .........................................       247,281         88,402
                                                               -----------    -----------
Total deferred tax assets ..................................     1,800,971        290,402
    Total valuation allowance ..............................      (507,690)          --
                                                               -----------    -----------
    Net deferred tax assets ................................     1,293,281        290,402
                                                               -----------    -----------
       Net deferred tax liabilities ........................   $  (164,481)   $  (498,598)
                                                               ===========    ===========

The net operating loss carryforward and the research and development credit carryforward reflect estimates of the carryforwards that were generated by E.mergent and Ivron prior to the acquisitions. The Company is entitled to utilize these carryforwards subject to certain limitations. However, due to uncertainties regarding the amount of carryforwards (based on final tax returns) and realizability of these carryforwards, the Company established a valuation allowance as part of its purchase price allocation. In accordance with SFAS No. 109 any subsequent adjustments to deferred taxes as reflected in the respective purchase price allocations and the related valuation allowance will be recorded to goodwill. The net operating loss carryforwards and research and development credits expire in 2022.

The classification of these deferred tax assets and liabilities on the balance sheets as of June 30 are as follows:

                                                                     2002          2001
                                                                     ----          ----

Net current deferred tax assets.............................   $  1,293,281   $   247,402
Net non-current deferred tax liabilities....................      1,457,762       746,000
Net deferred tax liabilities................................   $   (164,481)  $  (498,598)

Income taxes on income from continuing operations for the years ending June 30 consist of the following:

                                                        2002           2001           2000
                                                        ----           ----           ----
Current:
    Federal .....................................   $ 3,321,710    $ 2,771,400    $   998,220
    State .......................................       570,018        444,080        166,603
    Foreign .....................................        21,835         67,683           --
    Tax benefits allocated to contributed capital       181,787        117,084      1,287,000
                                                    -----------    -----------    -----------
Total current ...................................     4,095,350      3,400,247      2,451,823

Deferred:
    Federal .....................................      (227,359)       (69,000)       (30,000)
    State .......................................       (37,928)       (11,000)        (3,000)
    Foreign .....................................         1,402         (1,402)          --
                                                    -----------    -----------    -----------
Total deferred ..................................      (263,885)       (81,402)       (33,000)
                                                    -----------    -----------    -----------
                                                    $ 3,831,465    $ 3,318,845    $ 2,418,823
                                                    ===========    ===========    ===========

The reconciliation of the consolidated provision for income taxes to amounts determined by applying the prevailing U.S. federal statutory tax rates to pre-tax income from continuing operations is as follows for the year ended June 30:

                                                               2002     2001    2000
                                                               ----     ----    ----

Tax at federal statutory rate ............................     34.0%    34.0%   34.0%
 Increase (reduction) in computed tax rate resulting from:
State income taxes, net of federal effect ................      3.1      3.3     3.3
Nondeductible entertainment expenses and life insurance
       premiums ..........................................      0.1      0.1     0.3
Extraterritorial income deductions .......................     (2.1)      --      --
Other ....................................................     (1.0)     0.1    (1.6)
                                                               ----     ----    ----
                                                               34.1%    37.5%   36.0%
                                                               ====     ====    ====

12.      Stock Options

The Company's 1990 Incentive Plan ("1990 Plan") has shares of common stock available for issuance to employees and directors. Provisions of the 1990 Plan include the granting of stock options. Generally, stock options vest over a five-year period at 10%, 15%, 20%, 25% and 30% per year. Certain other stock options vest in full after eight years (2004). Under the 1990 Plan at June 30, 2002, there were 271,548 options outstanding. The Company also has a 1998 Stock Option Plan ("1998 Plan"). Provisions of the 1998 Plan include the granting of stock options. Certain options granted through December 1999 will cliff vest after 9.75 years. However, such vesting may be accelerated if earnings per share goals through 2003 are met. Options granted subsequent to December 1999 will cliff vest after six years. However, such vesting may be accelerated if earnings per share goals through 2005 are met. Under the 1998 Plan, there are 2,500,000 shares available. The 1998 Plan expires June 10, 2008, or when all the shares available under the plan have been issued if this occurs earlier. Information for fiscal years 2000 through 2002 with respect to the plans is as follows:

                                                                    Weighted
                                                  Number of          Average
Stock Options                                      Shares        Exercise Price
-------------                                      ------        --------------

Outstanding at June 30, 1999.................    1,408,048          $   1.94
     Options granted.........................      744,500             13.57
     Options expired and canceled............     (348,000)             5.43
     Options exercised.......................     (296,000)             1.22
                                                 ----------

Outstanding at June 30, 2000.................    1,508,548             12.89
     Options granted.........................      500,500             12.73
     Options expired and canceled............     (183,125)            10.81
     Options exercised.......................      (75,125)             4.33
                                                 ----------

Outstanding at June 30, 2001.................    1,750,798              8.37
     Options granted.........................      366,908             13.24
     Options expired and canceled............     (402,751)            13.04
     Options exercised.......................     (195,999)             5.21
                                                 ----------

Outstanding at June 30, 2002.................    1,518,956           $  8.71
                                                 =========

The following table summarizes information about stock options outstanding at June 30, 2002 under the 1990 Plan and the 1998 Plan:

                                                   Options Outstanding                Options Exercisable
                                                   -------------------                -------------------

                                               Weighted                                             Weighted
                              Options           Average          Weighted          Options           Average
            Exercise      Outstanding at      Contractual         Average      Exercisable at       Exercise
           Price Range     June 30, 2002    Remaining Life    Exercise Price    June 30, 2002         Price
           -----------     -------------    --------------    --------------    -------------         -----

         $0.00 to $2.04        271,548         2.0 years           $0.78           259,548            $0.78
         $2.05 to $4.08        341,100         6.0 years           $2.71           175,100            $2.67
         $6.14 to $8.18          3,081         9.9 years           $7.15            3,081             $7.15
         $8.18 to $10.22        17,756         7.3 years           $9.67            6,006             $9.65
        $10.23 to $12.26       354,000         8.9 years          $11.41            15,800           $11.39
        $12.27 to $14.31       262,721         7.5 years          $13.60            90,371           $13.70
        $14.32 to $16.35       201,000         7.9 years          $15.25            40,197           $15.25
        $16.36 to $18.40        35,750         9.6 years          $17.15                 0            $0.00
        $18.41 to $20.45        32,000         8.0 years          $19.27               125           $19.63
                            ----------                                          ----------
Total                        1,518,956                                             590,228
                            ==========                                          ==========

There were 1,376,893 options available for future grant at June 30, 2002. However, 334,925 of the options available are from the 1990 Plan, which under the terms of the 1998 Plan are no longer issuable. The following are the options exercisable at the corresponding weighted average exercise price at June 30, 2002, 2001 and 2000, respectively: 590,228 at $4.72, 730,669 at $5.38, and
304,798 at $1.45.

Of the 2,500,000 shares available for issuance under the 1998 Plan, 1,700,000 shares were registered with the Securities and Exchange Commission on May 12, 1999. The remaining 800,000 shares were approved for issuance by the Company's shareholders on November 14, 2001 and will be registered with the Securities and Exchange Commission in the near future.

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

                                                  Fiscal Year    Fiscal Year      Fiscal Year
                                                     2002           2001             2000
                                                     ----           ----             ----
       Net Income
               As Reported                        $7,410,752     $7,482,489     $  4,728,333
                    diluted earnings per share    $     0.74     $     0.83     $       0.54
               Pro Forma                          $4,415,727     $4,879,869     $  1,788,567
                    diluted earnings per share    $     0.44     $     0.54     $       0.22

The pro forma results above are not likely to be representative of the effects of applying SFAS No. 123 on reported net income for future years as these amounts only reflect the expense from three years.

The weighted average fair value as defined by SFAS No. 123 of each option granted in fiscal 2002, 2001 and 2000 is estimated as $13.24, $12.73 and $8.83, respectively, on the date of grant using the Black-Scholes model with the following weighted average assumptions for fiscal 2002, 2001 and 2002, respectively: expected dividend yield, 0% for each year; risk-free interest rate, 3.25%, 4.85% and 6.1%; expected price volatility, 81.83%, 82.75% and 62.60%; and expected life of options, 5.54, 6.25 and 6 years.

13.      International Sales

The Company provides products to the international professional communications market. These products are designed, manufactured, distributed from, and serviced at the Company's facilities in Salt Lake City, Utah. During October 2000, Gentner established Gentner Communications EuMEA GmbH, a wholly owned subsidiary that began operations during December 2000. Gentner EuMEA focuses on distribution, technical support and training to Europe, the Middle East and northern Africa. The Company also uses either master distributors or international dealers to facilitate its international sales. Currently, the Company's products are distributed to at least 80 different countries.

The Company ships products to unaffiliated distributors in worldwide markets. In fiscal 2002, 2001 and 2000, such international sales were $5,976,700, $5,100,100 and $3,512,600, respectively, and accounted for 11%, 13% and 12% of total sales from continuing operations. During those years, the Company shipped the following amounts to the following areas:

                                              Fiscal Year    Fiscal Year    Fiscal Year
                                                 2002           2001           2000
                                                 ----           ----           ----

                Canada..................    $    669,400   $  1,221,500   $  1,040,600
                EuMEA...................       2,613,100      2,063,200      1,120,900
                Asia....................         659,000        884,100        718,600
                Latin America...........         261,300        199,600        118,800
                Australia...............       1,389,500        349,200        225,900
                Other Areas.............         384,400        382,500        287,800

14.      Retirement Savings and Profit Sharing Plan

The Company has a 401(k) retirement savings and profit sharing plan to which it makes discretionary matching contributions, as authorized by the Board of Directors. All full-time employees who are at least 21 years of age and have a minimum of six months of service with the Company at the plan date are eligible to participate in the plan. Matching contributions, if made, are based upon amounts participating employees contribute to the plan. The Company's retirement plan contribution expense for the 2002, 2001 and 2000 fiscal years totaled $72,000, $66,000 and $96,000, respectively.

15.      Segment Reporting

As a result of the E.mergent acquisition, the Company has changed how it evaluates its operations internally, resulting in a change in the Company's reported segments from the Form 10-K for fiscal year 2001. Subsequent to the E.mergent acquisition, the Company operates in three different segments - products, conferencing services, and business services. The products segment includes products for audio conferencing products, videoconferencing products, sound reinforcement products, broadcast telephone interface products and assistive listening system products. The conferencing services segment includes full-service conference calling; on-demand, reservationless conference calling; Web conferencing; audio and video streaming; and, customer training and education. The business services segment provides services in the United States, including technical services such as design, installation and services of systems, and value added services such as proactive field support, training, system consulting and help desk. Because the change in reportable segments is a result of the E.mergent acquisition and the Business Services segment only includes sales generated by E.mergent, information for previous periods did not have to be restated.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

The Company's reportable segments are strategic business units that offer products and services to satisfy different customer needs. They are managed separately because each segment requires focus and attention on its market and distribution channel.

The following table summarizes the segment information:

                                                                    Conferencing          Business
                                                  Products            Services            Services            Totals
                                                  --------            --------            --------            ------

Year Ended June 30, 2002:
------------------------
Net sales...................................     $37,215,161         $15,828,427         $1,499,098        $ 54,542,686
Cost of goods sold..........................      15,057,167           6,964,917            978,035          23,000,119
                                                 -----------         -----------         ----------        ------------
Gross profit................................      22,157,994           8,863,510            521,063          31,542,567

Marketing and selling.......................       7,037,982           3,541,960            125,552          10,705,494
General and administrative..................       3,589,559           2,345,763            115,770           6,051,092
Product development.........................       4,020,035             -                   32,660           4,052,695
                                                 -----------         -----------         ----------        ------------
Total operating expenses....................      14,647,576           5,887,723            273,982          20,809,281

Operating income............................       7,510,418           2,975,787            247,081          10,733,286
Other income (expense)......................                                                                    508,931
                                                                                                           ------------
Income from continuing operations
    before income taxes.....................                                                                 11,242,217
Provision for income taxes..................                                                                 (3,831,465)
                                                                                                           ------------

Net income from continuing operations.......                                                               $  7,410,752
                                                                                                           ============

                                                                    Conferencing          Business
                                                  Products            Services            Services            Totals
                                                  --------            --------            --------            ------

Year Ended June 30, 2001:
------------------------
Net sales...................................     $28,189,612         $11,688,793                           $ 39,878,405
Cost of goods sold..........................      10,633,956           5,869,106                             16,503,062
                                                 -----------         -----------                           ------------
Gross profit................................      17,555,656           5,819,687                             23,375,343

Marketing and selling.......................       5,302,634           2,450,658                              7,753,292
General and administrative..................       3,081,686           1,567,313                              4,648,999
Product development.........................       2,502,169             -                                    2,502,169
                                                 -----------         -----------                           ------------
Total operating expenses....................      10,886,489           4,017,971                             14,904,460

Operating income............................       6,669,167           1,801,716                              8,470,883
Other income (expense)......................                                                                    373,147
                                                                                                           ------------
Income from continuing operations
    before income taxes.....................                                                                  8,844,030
Provision for income taxes..................                                                                 (3,318,845)
                                                                                                           ------------
Income from continuing operations...........                                                                  5,525,185

Income from discontinued operations,
   net of applicable taxes of $438,065......                                                                    737,280
Gain on disposal of business segment,
   net of applicable taxes of $725,788......                                                                  1,220,024
                                                                                                           ------------

Net income..................................                                                               $  7,482,489
                                                                                                           ============





                                                                    Conferencing          Business
                                                  Products            Services            Services            Totals
                                                  --------            --------            --------            ------

Year Ended June 30, 2000:
------------------------
Net sales...................................     $22,226,504         $ 5,891,909                           $ 28,118,413
Cost of goods sold..........................       8,033,867           2,974,456                             11,008,323
                                                 -----------         -----------                           ------------
Gross profit................................      14,192,637           2,917,453                             17,110,090

Marketing and selling.......................       4,432,756           1,733,161                              6,165,917
General and administrative..................       2,173,294             958,831                              3,132,125
Product development.........................       1,270,819             -                                    1,270,819
                                                 -----------         -----------                           ------------
Total operating expenses....................       7,876,869           2,691,991                             10,568,861

Operating income............................       6,315,768             225,461                              6,541,229
Other income (expense) .....................                                                                    179,336
                                                                                                           ------------
Income from continuing operations
   before income taxes......................                                                                  6,720,565
Provision for income taxes..................                                                                 (2,418,823)
                                                                                                           ------------
Income from continuing operations...........                                                                  4,301,742

Income from discontinued operations,
   net of applicable taxes of $253,778......                                                                    426,591
                                                                                                           ------------

Net income..................................                                                               $  4,728,333
                                                                                                           ============

16.      Acquisitions

ClearOne, Inc.

In May 2000, the Company entered into an agreement to purchase substantially all of the assets of ClearOne, Inc. ("ClearOne") for $3.4 million plus approximately $300,000 in inventory, with a combination of cash and restricted stock. Under the terms of the agreement, the Company issued 129,871 shares of common stock valued at $15.40 and cash of $1,758,085. Goodwill resulting from the difference between the purchase price plus acquisition costs and the net assets acquired, including a non-compete agreement of $240,000, totaled approximately $2.8 million and is being amortized on a straight-line basis over fifteen years. ClearOne was a privately held developer and manufacturer of multimedia group communications products. On July 5, 2000, the acquisition was consummated and was accounted for under the purchase method of accounting. Operations since that date are included in the consolidated statements of income for the years ended June 30, 2001 and 2002.

Ivron Systems, Ltd.

On October 3, 2001, the Company purchased all of the issued and outstanding shares of Ivron Systems, Ltd., of Dublin, Ireland ("Ivron"). Ivron was a privately held developer of videoconferencing technology and equipment. Under the terms of the original agreement, the shareholders of Ivron received approximately $6,000,000 at closing of the purchase. Further, under that agreement, after June 30, 2002, each former Ivron shareholder would be entitled to receive approximately .08 shares of ClearOne's common shares for each Ivron share previously held by such shareholder, provided that certain video product development contingencies were achieved. That represented approximately 429,000 shares of ClearOne's common stock. Thereafter, for the Company's completed fiscal years 2003 and 2004, the former Ivron shareholders would be entitled to share in up to approximately $17,000,000 of additional cash and stock consideration provided that certain agreed upon earnings per share targets for the Company were achieved. As part of the purchase, all outstanding options to purchase Ivron shares were cancelled in consideration for an aggregate cash payment of $650,000, allocated among the optionees on the basis of the number of options originally held by each such optionee. In addition, former optionees of Ivron who remain with Ivron are eligible to participate in a cash bonus program paid by Ivron, but based on the combined performance of the Company and Ivron in fiscal years 2003 and 2004. The maximum amount payable under this bonus program is up to approximately $1,000,000.

The value of the total consideration paid, $6,650,000 in cash, was determined based on arm's length negotiations between the Company and the Ivron shareholders, that took into account a number of factors of the business, including historic revenues, operating history, products, intellectual property and other factors. The Company also incurred approximately $345,000 of direct acquisition costs.

As of the acquisition date, the Company acquired tangible assets consisting primarily of accounts receivable ($132,000), inventory ($608,000), and property and equipment ($22,000). The Company assumed liabilities consisting primarily of trade accounts payable ($174,000), and accrued compensation and other accrued liabilities ($264,000). The Company also acquired cash of approximately $459,000.

On March 26, 2002, the Company entered into negotiations with the former shareholders of Ivron to modify the terms of the original purchase agreement because, upon further analysis, certain aspects of the acquired technology may not meet the intended product objectives established by the Company in its original purchase negotiations. Originally, the Company expected to develop a full line of videoconferencing products, including an installed video codec product, based on the Ivron V-There(TM) technology platform. Given the results of its analysis, the Company identified an opportunity to collaborate in the development of a video codec, based on other readily-available technology, specifically designed for the high-end, installed videoconferencing market, that combines faster frames-per-second, built-in multipoint conferencing, and the Company's high-quality audio. The negotiations were based on the results of an analysis by the Company that although the Ivron platform is well suited for the lower- to mid-priced videoconferencing products, it is not as well suited for an installed video codec product. These negotiations resulted in an amendment to the original October 3, 2001 purchase agreement.

The amendment, which was finalized on April 8, 2002, eliminates the earn-out that the Ivron shareholders would have been entitled to receive in subsequent years for approximately 429,000 shares and the $17.0 million. Instead, upon meeting certain gross profit targets for the "V-There", "Vu-Link" set top videoconferencing products, technologies, and variants and sub-elements thereof (including licensed products), the former Ivron shareholders may share in an earn-out of up to 109,000 shares of common stock of the Company, issuable in four installments, on a quarterly basis, through July 15, 2003. Therefore, with the amendment, the total purchase price includes the original $6,650,000 in cash paid in October of 2001, the revised earn-out of up to 109,000 shares, and the original bonus to be paid in 2003 and 2004 of up to $1.0 million for the former option holders of Ivron, based on the videoconferencing products meeting certain performance targets. Any additional consideration will be recorded as additional goodwill at the time of issuance. As of June 30, 2002, none of the earn-out had been earned.

Based on the modified purchase price determined under the terms of the amendment, the Company has recorded intangible assets of $5,780,000 related to developed technology and goodwill of $439,000. The useful lives and amounts of the amortizable developed technology, as determined in conjunction with an independent financial consulting firm, are 3 years for $135,000, 5 years for $1,002,000, and 15 years for $4,643,000. Amortization expense of approximately $518,000 has been recorded for the developed technology for the period from October 3, 2001 to June 30, 2002. In accordance with SFAS No. 142, no amortization expense has been recorded for goodwill. Because the Company executed the necessary tax election, Ivron's goodwill is expected to be deductible for tax purposes.

E.mergent, Inc.

On May 31, 2002, the Company completed its acquisition of E.mergent, Inc. (the "Merger"). The Merger occurred pursuant to the terms of an Agreement and Plan of Merger dated January 21, 2002.

As a result of the Merger, each share of E.mergent's common stock that was outstanding at the effective time of the Merger was converted into the right to receive $1.1667 in cash and 0.138858 of a share of the Company's common stock. The Company issued 868,691 shares of its common stock to former E.mergent stockholders. The shares of the Company's common stock issued in connection with the Merger were registered under the Securities Act of 1933 pursuant to a Registration Statement on Form S-4 (File No. 333-82242). This registration statement was declared effective on May 7, 2002.

In addition to the shares of the Company's common stock issued in connection with the Merger, the Company assumed all options to purchase E.mergent common stock that were outstanding at the effective time of the Merger. These options were converted into the right to acquire shares of the Company's common stock in the future. The aggregate number of shares issuable upon the exercise of each stock option, and the exercise price of each stock option, were determined using an option exchange ratio of approximately 0.2054. The Company has reserved a total of 4,158 shares of common stock issuable upon exercise of these outstanding options. A value of approximately $50,000 was assigned to these options using the Black Scholes method.

The value of the total consideration paid was determined based on arm's length negotiations between the Company and E.mergent, that took into account a number of factors of the business, including historic revenues, operating history, products, intellectual property and other factors. Total consideration paid included $7.3 million in cash plus 868,691 shares of common stock valued at $16.55 per share (as determined based upon the average closing price of the Company's common stock two days before and after the merger announcement date). The Company also incurred approximately $1.1 million of direct acquisition costs, including severance costs of approximately $470,000. Such severance costs related to the termination of four E.mergent executives and seven other E.mergent employees as a result of duplication of positions upon consummation of the acquisition. In June 2002, $54,000 was paid to such individuals. As of June 30, 2002, approximately $416,000 remained outstanding and is classified as accrued severance on the accompanying balance sheet. The remaining balance is expected to be paid in fiscal 2003.

As of the acquisition date, the Company acquired tangible assets consisting primarily of accounts receivable ($2,223,000), inventory ($3,463,000), property and equipment ($475,000) and other assets ($887,000) (not including cash). The Company assumed liabilities consisting primarily of trade accounts payable ($1,284,000), line of credit ($484,000), unearned maintenance ($899,000), accrued compensation (other than severance) and other accrued liabilities ($938,000). The Company also acquired cash of approximately $67,700.

Based upon the analysis of an independent financial consulting firm, the Company has recorded intangible assets of $1,667,000 related to certain contracts and developed technology and goodwill of $17,668,000. The amounts and useful lives of the amortizable intangible assets are as follows: certain contracts having a value of $392,000 for 1.5 years and $215,000 for three years; and patents having a value of $1,060,000 for 15 years. Amortization expense of approximately $34,000 has been recorded for the contracts and developed technology for the period from June 1, 2002 to June 30, 2002. In accordance with SFAS No. 142, no amortization expense has been recorded for goodwill. Such goodwill will not be deductible for tax purposes.

The Company's acquisition of E.mergent was intended to qualify as a reorganization under Section 368(a) of the Internal Revenue Code.

The operations of Ivron are included in the statement of income for the period from October 3, 2001 to June 30, 2002. The operations of E.mergent are included in the statement of income for the period from June 1, 2002 to June 30, 2002. The following pro forma combined financial information reflects operations as if the acquisitions of Ivron and E.mergent had occurred as of July 1, 2000. The pro forma combined financial information is presented for illustrative purposes only, does not purport to be indicative of the Company's results of operations as of the date hereof, and is not indicative necessarily of what the Company's actual results of operations would have been had the acquisitions been consummated on such dates.

                                                                             June 30,
                                                                             --------
                                                                      2002              2001
                                                                      ----              ----

     Net sales from continuing operations........................ $ 74,035,538    $  62,989,680
                                                                   ===========     ============
     Income from continuing operations........................... $  5,219,021    $   2,766,939
                                                                   ===========      ===========
     Income per share - basic from continuing operations......... $       0.55    $        0.32
     Income per share - dilutive from continuing operations...... $       0.52    $        0.31

17.      Stock Repurchase Program

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

18.      Private Placement

On December 11, 2001, the Company closed a private placement of 1,500,000 shares of common stock, which was subsequently registered on Form S-3 with the Securities and Exchange Commission. Gross proceeds from the private placement were $25,500,000, before costs and expenses associated with this transaction, which totaled approximately $1,665,000.

The Company also issued warrants to purchase 150,000 shares of its common stock at $17.00 per share to its financial advisor. Such warrants vested immediately and were valued at approximately $1,556,000 using the Black Scholes method. The warrants are exercisable over ten years and expire on December 11, 2011.

19.      Quarterly Results of Operations (Unaudited)

A summary of unaudited quarterly results of operations:

                                                                                  Fiscal 2002 Quarters Ended
                                                                                  --------------------------
                                                                    Sept. 30         Dec. 31        Mar. 31        June 30
                                                                    --------         -------        -------        -------

Net sales.....................................................    $11,220,383     $12,582,298    $14,171,156    $16,568,849
Cost of goods sold............................................     (4,581,977)     (5,057,117)    (5,586,839)    (7,774,186)
Operating expenses............................................     (4,501,045)     (5,211,418)    (5,429,537)    (5,667,281)
Other income and expenses.....................................        144,926          65,633        (71,370)       369,742
                                                                  -----------     ----------     -----------    -----------
Income from continuing operations before income taxes.........      2,282,287       2,379,396      3,083,410      3,497,124
Provision for income taxes....................................       (870,581)       (887,515)    (1,012,464)    (1,060,905)
                                                                  -----------     ----------     -----------    -----------
Income from continuing operations.............................    $ 1,411,706     $ 1,491,881    $ 2,070,946    $ 2,436,219
                                                                  ===========     ===========    ===========    ===========

Basic earnings per share from continuing operations...........    $      0.16     $      0.17    $      0.20    $      0.24
                                                                  ===========     ===========    ===========    ===========
Diluted earnings per share from continuing operations.........    $      0.16     $      0.16    $      0.20    $      0.22
                                                                  ===========     ===========    ===========    ===========

                                                                                  Fiscal 2001 Quarters Ended
                                                                                  --------------------------
                                                                    Sept. 30         Dec. 31        Mar. 31        June 30
                                                                    --------         -------        -------        -------

Net sales.....................................................    $ 9,332,996     $ 9,680,383    $10,212,333    $10,652,693
Cost of goods sold............................................     (3,765,553)     (3,971,158)    (4,327,987)    (4,438,364)
Operating expenses............................................     (3,488,055)     (3,873,064)    (3,786,278)    (3,757,063)
Other income and expenses.....................................         64,079         118,727         69,277        121,064
                                                                  -----------     ----------     -----------    -----------
Income from continuing operations before income taxes.........      2,143,467       1,954,888      2,167,345      2,578,330
Provision for income taxes....................................       (799,513)       (752,477)      (808,313)      (958,542)
                                                                  -----------     ----------     -----------    -----------
Income from continuing operations.............................      1,343,954       1,202,411      1,359,032      1,619,788
Income (loss) from discontinued operations....................        185,724         337,451        241,981        (27,876)
Gain on disposal of business segment..........................         -               -              -           1,220,024
                                                                  -----------     ----------     -----------    -----------
Net income....................................................    $ 1,529,678     $ 1,539,862    $ 1,601,013    $ 2,811,936
                                                                  ===========     ===========    ============   ===========

Basic earnings per share:
     Continuing operations....................................    $      0.16     $      0.14    $      0.16    $      0.19
     Discontinued operations..................................           0.02            0.04           0.03           0.14
                                                                  -----------     -----------    -----------    -----------
     Basic earnings per share.................................    $      0.18     $      0.18    $      0.19    $      0.33
                                                                  ===========     ===========    ============   ===========
Diluted earnings per share:
     Continuing operations....................................    $      0.15     $      0.13    $      0.15    $      0.18
     Discontinued operations..................................           0.02            0.04           0.03           0.13
                                                                  -----------     -----------    -----------    -----------
     Diluted earnings per share...............................    $      0.17     $      0.17    $      0.18    $      0.31
                                                                  ===========     ===========    ============   ===========

20.      Subsequent Events

OM Video

On August 27, 2002, the Company purchased all of the issued and outstanding shares of Stechyson Electronics Ltd. doing business as OM Video. OM Video is an audiovisual integration firm headquartered in Ottawa, Ontario, Canada. Under the terms of the agreement, the shareholders of OM Video received approximately $6.6 million in cash. An additional $600,000 may be paid to the former shareholders within the next 12 months pending completion of certain conditions. Additionally, based on certain performance targets, the former shareholders of OM Video are entitled to an earn-out bonus of up to $800,000, over the next twelve months.

The value of the total consideration to be paid, $6,600,000 in cash plus the additional holdback and earn-out amounts, was determined based on arm's length negotiations between the Company and the OM Video shareholders, that took into account a number of factors of the business including historic revenues, operating history, products, intellectual property and other factors.

Sale of Broadcast Telephone Interface Product Line

On August 27, 2002, the Company sold a portion of its broadcast telephone interface product line to Comrex Corp., a privately held broadcast equipment provider located in Devens, Massachusetts for $1.3 million. Comrex also purchased inventory held by ClearOne at the time of the transaction. The broadcast telephone interface product line consists of ClearOne's digital hybrid products, which include the DH20, DH22 and DH30. Under the terms of the agreement, Comrex will obtain a perpetual license to use the Company's technology related to these products. Comrex will provide technical support for all digital hybrid products and will assume all manufacturing, marketing and selling of the digital hybrid line. In addition, the Company will continue to manufacture the TS-612 product line exclusively for distribution by Comrex under an OEM agreement for a period of up to twelve months, at which time the Company will discontinue its manufacture of all broadcast telephone interface products.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None exist.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive Officers

Directors

The following individuals are directors of ClearOne as of September 10, 2002:

                                                                        Director
                Name            Age    Principal Occupation              Since
                ----            ---    --------------------              -----

       Edward Dallin Bagley     64     Attorney                          1994

       Brad R. Baldwin          47     Attorney and Commercial Real      1988
                                       Estate Agent

       Frances M. Flood         46     Chairman of our Board of          1998
                                       Directors, our Chief Executive
                                       Officer and President

       Michael A. Peirce        60     Chairman of the Board and CEO     2001
                                       of Mentec International

       Harry Spielberg          51     Director of Cosentini             2001
                                       Information Technologies'
                                       Audiovisual Group

       Randall J. Wichinski     49     Our Chief Financial Officer       1999

       David Wiener             44     President and CEO of SoundTube    2000
                                       Entertainment, Inc.

Edward Dallin Bagley joined us as a director in April 1994. Mr. Bagley also served as a director from April 1987 to July 1991. Mr. Bagley currently serves as a director of Tunex International, NESCO, Inc., and Buyers Online.com. Mr. Bagley has been licensed to practice law in Utah since 1965 and holds a juris doctorate degree from the University of Utah College of Law.

Brad R. Baldwin joined us as a director in 1988. He is an attorney licensed to practice in Utah. Mr. Baldwin is engaged in the commercial real estate business with Colliers Commerce CRG in Salt Lake City. From October 1, 1994 to January 30, 2000, Mr. Baldwin served as president and chief executive officer of Bank One, Utah, a commercial bank headquartered in Salt Lake City, Utah. Mr. Baldwin holds a juris doctorate degree from the University of Washington.

Frances M. Flood became one of our Directors in June of 1998. Ms. Flood first joined us in October 1996 as vice-president of sales and marketing and was named president in December 1997, chief executive officer in June 1998 and chairman of the board in November 2000. Prior to joining us, Ms. Flood was area director of sales and marketing for Ernst & Young, LLP, an international accounting and consulting firm. Ms. Flood has over 25 years experience in sales, marketing, change management, international business and finance. She is currently a director of Nevada Chemicals. She holds a bachelor of science/bachelor of arts degree in banking and finance from Thomas Edison State College.

Michael A. Peirce joined us as a director in October 2001. He founded and was an executive officer and shareholder of Ivron Systems, Ltd., which we acquired in October 2001 (See "Recent Developments - Ivron Acquisition" above). Since 1994, Mr. Peirce has been chairman of Parthus Technologies Inc., an integrated circuit design company. He also serves as chairman of AEP Ltd., an encryption technology company and as chairman of the board and chief executive officer of Mentec International, an IT systems integration company. Mr. Peirce also currently serves as a member of the Technical Advisory Board of the Irish Stock Exchange. Mr. Peirce received his bachelor's (Honors B.A.I.), master's and doctorate degrees in engineering from Trinity College in Dublin, Ireland.

Harry Spielberg joined us as a director in January 2001. Since January 1996, Mr. Spielberg has been the director of Cosentini Information Technologies' Audiovisual Group, a division of the consulting engineering firm, Cosentini Associates. Prior to 1996, Mr. Spielberg served as vice president, Engineering for Media Facilities Corp. and Barsky & Associates. Mr. Spielberg received a bachelor's degree in psychology from the State University of New York.

Randall J. Wichinski joined us as a director in June 1999. He has also served as our chief financial officer since August 2001. Prior to joining us, Mr. Wichinski served as the senior tax officer of Ohio National Financial Services. From 1983 to 1999, Mr. Wichinski was employed at Ernst & Young LLP, an international accounting and consulting firm, and served as a tax partner for ten years. He received a bachelor's degree in accounting in 1977 and a master's degree in business administration in 1982 from the University of Wisconsin-Madison.

David Wiener joined us as a director in January 2000. Mr. Wiener has served as President and chief executive officer of SoundTube Entertainment, Inc., a manufacturer of innovative commercial and consumer audio speakers, since 1995. SoundTube Entertainment is a division of David Wiener Ventures, a product, fashion, and image development company founded by Mr. Wiener in 1982. Mr. Wiener received his bachelor's degree in engineering, aerodynamics and art from Hampshire College in Amherst, Massachusetts.

Director Compensation and Committees

All of our directors serve until their successors are elected and have qualified to serve as directors. We pay each director who is not our employee $650 per month for his services to us as a director. Directors who are also employed by us do not receive compensation for their services as directors.

Our board of directors has two committees: the audit and compensation committees. The audit committee is currently composed of Edward Dallin Bagley, Brad R. Baldwin, Harry Spielberg and David Wiener. The compensation committee is currently composed of Edward Dallin Bagley, Brad R. Baldwin, Michael A. Peirce, Harry Spielberg and David Wiener.

The audit committee is authorized to:

     (1) review our auditors' proposals regarding the conduct of annual audits and quarterly reviews,

     (2)  recommend the engagement or discharge of our auditors,

     (3) review recommendations of our auditors concerning accounting principles and the adequacy of our internal controls and accounting procedures and practices,

     (4)  review the scope of the annual audit and quarterly reviews,

     (5) approve or disapprove each professional service or type of service other than standard auditing services to be provided by our auditors, and

     (6)  review and discuss the audited financial statements with the auditors.

The compensation committee makes recommendations to the Board of Directors regarding remuneration of our executive officers and directors and administers the incentive plans for our directors, officers and key employees.

Meetings of the Board of Directors and Committees

The board of directors held nine meetings during fiscal 2002. The audit committee held two meetings during fiscal 2002. The compensation committee held one meeting during fiscal 2002.

Executive Officers

Our executive officers as of June 30, 2002 are as follows:

        Name             Age        Position
        ----             ---        --------

Frances M. Flood          46        President and Chief Executive Officer
Angelina Beitia           39        Vice President of Marketing
DeLonie N. Call           49        Vice President of Human Resources
Timothy J. Morrison       45        Vice President of Sales
Susie Strohm              42        Vice President of Finance and Controller
Randall J. Wichinski      49        Vice President and Chief Financial Officer

For the biography of Ms. Flood, see "Directors."

Angelina Beitia joined us in March 2001 and was named vice president of marketing in December 2001. She is responsible for the development and execution of our marketing strategy and programs. Ms. Beitia was senior director of worldwide marketing communications for Iomega Corp. from July 1997 to July 2000 and served as vice president of consumer marketing of International Data Group from April 1993 to June 1997. Ms. Beitia graduated from Lewis & Clark College with a bachelor's degree in both business administration and communications.

DeLonie Call joined us in October 2001 with nearly 15 years experience in management and executive-level human resources positions. She currently serves as vice president of human resources. From April 2000 to September 2001, Ms. Call was director of human resources for Iomega Corp. and from June 1996 to November 2000 she was vice president of human resources for Vitrex Corp., a start-up technology company. Ms. Call graduated from Weber State University with a bachelor's degree in business management and economics.

Timothy J. Morrison joined us in July 2001 as vice president of sales. He has nearly 20 years of direct sales, marketing and top-level management experience. Mr. Morrison served as general manager of the privately held Baldwin Steel Co. from August 2000 to June 2001 and as president and chief executive officer of Leeco Steel Products, Inc., a privately held steel company from March 1999 to August 2000. In addition, he held various management and sales positions with Olympic Steel from January 1997 to March 1999 and Bethlehem Steel Corp., one of the nation's largest integrated steel companies, from July 1979 to January 1997. Mr. Morrison graduated from Fordham University with a bachelor's degree in communications.

Susie Strohm joined us in February 1996 as our controller and was named chief financial officer in 1998. Ms. Strohm currently serves as our vice president of finance and controller. She is responsible for all of our accounting and financial planning, and financial and management reporting. Prior to joining us, Ms. Strohm was the controller for Newspaper Agency Corporation in Salt Lake City, Utah. She graduated from the University of Utah with a bachelor's degree in accounting, and received her master's degree in business administration from Westminster College.

For the biography of Mr. Wichinski, see "Directors."

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes of ownership of our equity securities. Officers, directors and greater-than-10% shareholders are required to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such reports furnished to us, we believe that all reports required by Section 16(a) were filed on a timely basis.

ITEM 11.     EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth, for each of the last three fiscal years, the compensation of our chief executive officer and the other four most highly compensated executive officers and Tracy Bathurst and Eugene W. Kuntz, Jr. whose total salary and bonus for fiscal 2002 exceeded $100,000, for services rendered in all capacities during such fiscal years. We refer to these executive officers as the named executive officers.

                           SUMMARY COMPENSATION TABLE

                                        Annual Compensation                         Long-Term Compensation
                                        -------------------                         ----------------------
                                                                                      Awards         Payouts
                                                                                      ------         -------
                                                                                    Securities
                                                                Other                 Under-           All
                                                               Annual                  lying          Other
                                                               Compen-                Options        Compen-
Name and Position           Year      Salary        Bonus      sation                  /SARS         sation 1
-----------------           ----      ------        -----      ------                  -----         -------

Frances M. Flood           Fiscal
President and Chief         2002     $179,615       $76,006       None                100,000        $2,148
Executive Officer
                           Fiscal
                            2001     $160,000       $58,400       None                 None          $2,056

                           Fiscal
                            2000     $160,333       $73,700       None                50,000         $1,802

Tracy Bathurst             Fiscal
Former Vice President2      2002     $102,497        $5,000   $165,858                 None          $2,000

                           Fiscal
                            2001     $100,000       $18,500       None                 None          $1,850

                           Fiscal
                            2000      $93,073        $5,000       None                50,000         $1,765

Angelina Beitia            Fiscal
Vice President3             2002     $120,466        $5,000       None                 None           None

Eugene W. Kuntz, Jr.       Fiscal
Former Vice President4      2002     $107,004       $10,000    $39,258                 None           None

                           Fiscal
                            2001      $92,502        $9,500       None                30,000          None

Timothy Morrison           Fiscal
Vice President5             2002     $159,808       $24,500       None                60,000          None

Susie Strohm               Fiscal
Vice President              2002     $114,615       $30,505       None                 None          $2,108

                           Fiscal
                            2001     $110,000       $37,000       None                 None          $2,316

                           Fiscal
                            2000     $100,167       $55,538       None                50,000         $1,976



Randall J. Wichinski       Fiscal
Vice President and          2002     $112,673        $4,500       None                100,000         None
Chief Financial Officer6
------------

1 These amounts reflect our contributions to our deferred compensation plan (401(k) plan) on behalf of the named executive officers.
2   Mr. Bathurst is no longer an executive officer.
3   Ms. Beitia became a named executive officer in fiscal 2002.
4 Mr. Kuntz ended his employment and position as an executive officer on May 1, 2002.
5   Mr. Morrison became a named executive officer in fiscal 2002.
6   Mr. Wichinski became a named executive officer in fiscal 2002.

Stock Options

The following table sets forth the stock option grants made to the named executive officers for fiscal 2002. We did not grant any stock appreciation rights, or SARs, to the named executive officers during fiscal 2002.

Each option granted during fiscal 2002 to the named executive officers was granted under the 1998 Plan. An option granted under the 1998 Plan is an option to purchase shares of our common stock and is either a nonqualified or incentive stock option under applicable IRS regulations. Certain options granted to named executive officers vest in full after completing six years of service with us, and others vest in full after completing 9.75 years of service with us, except that up to one-fifth of the shares subject to each option may vest upon completion of each year of service with us if specified earnings per share goals established for the year are achieved.

In the event of specified corporate transactions, including change in control events designated in the 1998 Plan, our board of directors has the authority to automatically accelerate the vesting of each outstanding option whether or not the outstanding option is assumed or substituted in connection with the corporate transaction or change in control event.

The exercise price per share of each option granted was equal to the fair market value of the underlying shares of common stock on the date of grant.

Potential realizable values are computed by (1) multiplying the number of shares of common stock subject to a given option, by the per share assumed stock value compounded at the annual 5% or 10% appreciation rate shown in the table for the entire ten-year term of the option and (2) subtracting from that result the aggregate option exercise price. The 5% and 10% assumed annual rates of stock price appreciation are mandated by the rules of the SEC and do not represent our estimate or projection of the future prices of our common stock. Actual gains, if any, on stock option exercises are dependent on our future financial performance, overall market conditions, and the named executive officer's continued employment through the vesting periods. The actual value realized may be greater or less than the potential realizable value set forth in the table.

                OPTION GRANTS IN FISCAL YEAR ENDED JUNE 30, 2002
                               (INDIVIDUAL GRANTS)

                                                                                           Potential Realizable
                                                                                             Value of Assumed
                                                                                             Annual Rate of
                           Number of        Percent of                                          Stock Price
                          Securities       Total Options                                     Appreciation for
                          Underlying          Granted        Exercise                           Option Term
                            Options        to Employees       or Base      Expiration           -----------
Name and Position         Granted (#)     in Fiscal Year1  Price ($/Sh)       Date           5%($)         10%($)
-----------------         -----------     ---------------  ------------       ----           -----         ------

Frances Flood               100,000             27%           $11.39       08/06/2011      $809,077      $2,110,700

Tracy Bathurst                 -                0%               -              -             $0             $0

Angelina Beitia                -                0%               -              -             $0             $0





Eugene W. Kuntz, Jr.           -                0%               -              -             $0             $0

Timothy J. Morrison         50,000              14%           $10.55       07/02/2011      $374,704       $977,519
                            10,000              3%            $20.45       11/14/2011      $145,264       $378,962

Susie Strohm                   -                0%               -              -             $0             $0

Randall Wichinski           100,000             27%           $12.00       08/23/2011      $852,407      $2,223,740
------------

1 Based on aggregate of 366,908 shares subject to options granted to our employees in 2002, including the named executive officers.

Aggregated Stock Option/SAR Exercises

The following table sets forth information concerning stock options exercised by the named executive officers during fiscal 2002 and the year-end value of in-the-money, unexercised options:

         AGGREGATED OPTION EXERCISES IN FISCAL YEAR ENDED JUNE 30, 2002
                        AND FISCAL YEAR-END OPTION VALUES

                                                                 Number of
                                                                Securities                 Value of
                                                                Underlying                Unexercised
                                                                Unexercised              In-the-Money
                                                                  Options                   Options
                                                               at FY-End (#)             at FY-End ($)
                                Shares
                               Acquired           Value        Exercisable/              Exercisable/
Name and Position           on Exercise (#)   Realized ($)1    Unexercisable            Unexercisable2
-----------------           ---------------   -------------    -------------            --------------

Frances M. Flood                 5,900           $75,745      271,434/145,000         $3,270,560/$601,060

Tracy Bathurst                  10,000          $165,858       29,849/60,151           $247,660/$150,391

Angelina Beitia                    0               $0          4,375/20,625             $16,756/$78,994

Eugene W. Kuntz, Jr.            15,000           $39,258            0/0                      $0/$0

Timothy J. Morrison                0               $0          8,750/51,250            $29,260/$179,740

Susie Strohm                       0               $0         159,464/59,000          $1,849,267/$313,820

Randall J. Wichinski               0               $0          33,875/91,125           $58,729/$232,521
------------

1 Based upon the fair market value of the purchased shares on the exercise date less the option exercise price paid for such shares.

2 Based on the market price of $14.73 per share, which was the closing selling price of our common stock on the Nasdaq National Market on the last day of our fiscal 2002, less the option exercise price payable per share.

Employment and Change in Control Arrangements with Named Executive Officers

As of the end of our 2002 fiscal year, none of the named executive officers was party to an employment or severance agreement with us, and each named executive officer's employment was "at-will," permitting either the Company or each officer to terminate his or her employment for any reason or for no reason.

Under the 1998 Plan, our board of directors has the authority to automatically accelerate the vesting of each outstanding option granted to a named executive officer under the 1998 Plan in the event of specified corporate transactions, including change in control events designated in the 1998 Plan, whether or not the outstanding option is assumed or substituted in connection with the corporate transaction or change in control event.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding ownership of our common stock as of September 1, 2002 by (i) each person known to us to be the beneficial owner of more than 5% of our outstanding common stock, (ii) each director, (iii) the named executive officers, and (iv) all of our executive officers and directors as a group. Each person has sole investment and voting power with respect to the shares indicated, subject to community property laws where applicable, except as otherwise indicated below. The address for each beneficial owner is in care of ClearOne Communications, Inc., 1825 Research Way, Salt Lake City, Utah 84119.


                     Names                  Amount of           Percentage
             of Beneficial Owners     Beneficial Ownership       of Class 1
             --------------------     --------------------      -----------
        Edward Dallin Bagley 2               1,743,618              14.9%
        Frances M. Flood 3                     330,943               2.8%
        Susie Strohm 4                         190,968               1.6%
        Brad R. Baldwin 5                      107,666               0.9%
        Randall J. Wichinski 6                  39,961               0.3%
        David J. Wiener 7                       24,750               0.2%
        Harry Spielberg 8                       10,000               0.1%
        Timothy J. Morrison 9                    9,336               0.1%
        Angelina Beitia 10                       4,804               0.0%
        Michael A. Peirce 11                         0               0.0%

        Directors and Executive
        Officers as a Group
        (11 people)                   2,465,708 3 to 11             21.0%

1 For each individual and group included in the table, the calculation of percentage of beneficial ownership is based on 11,195,619 shares of common stock outstanding as of August 30, 2002 and shares of common stock that could be acquired by the individual group within 60 days of August 30, 2002, upon the exercise of options or otherwise.

2 Includes: (a) options to purchase 10,000 shares that are exercisable within 60 days after August 30; and (b) 312,333 shares held in the Bagley Family Revocable Trust, of which Mr. Bagley is co-trustee. Excludes 50 shares owned by one of Mr. Bagley's daughters who is not a member of his household. Mr. Bagley disclaims beneficial ownership of such 50 shares and 50% of the shares owned by the Bagley Family Revocable Trust.

3 Includes options to purchase 271,434 shares that are exercisable within 60 days after August 30.

4 Includes options to purchase 159,464 shares that are exercisable within 60 days after August 30.

5 Includes 88,666 shares held in the Baldwin Family Trust; 9,000 shares owned directly that are held in an IRA under the name of Mr. Baldwin; and options to purchase 10,000 shares that are exercisable within 60 days after August 30.

6 Includes options to purchase 33,875 shares that are exercisable within 60 days after August 30.

7 Includes options to purchase 18,750 shares that are exercisable within 60 days after August 30.

8 Includes options to purchase 10,000 shares that are exercisable within 60 days after August 30.

9 Includes options to purchase 8,750 shares that are exercisable within 60 days after August 30.

10 Includes options to purchase 4,375 shares that are exercisable within 60 days after August 30.

11 Includes additional options to purchase 3,500 shares that are exercisable within 60 days after August 30 by one executive officer who is not a named executive officer.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Gentner Research Ltd. (GRL), was a related limited partnership, formed on August 1985, in which we were the general partner and Edward Dallin Bagley and, among other unrelated parties, certain members of his family, were the limited partners. In 1987 and 1988, GRL sold to us proprietary interests in the VRC-1000 (now VRC-2000), VRC-1000 Modem (now VRC-2000) and Digital Hybrid in exchange for royalty payments. Royalty expense recognized by us for the years ending June 30, 2001 and 2000 was $3,600 and $16,000, respectively. GRL was dissolved on February 20, 2001 after consent to dissolution and liquidation was received by a majority of the partners of GRL. The product line, which incorporated the proprietary interest, was deemed no longer integral to our product segment. The following directors and/or executive officers and members of their immediate families had the following interests in GRL prior to its dissolution:

             Edward Dallin Bagley (Director).......................  10.42%
             The Bagley Family Revocable Trust.....................   5.21%
             Robert O. Baldwin (father of Brad Baldwin)............  10.42%

We also formed a second related limited partnership, Gentner Research II, Ltd.
(GR2L), in which we acted as general partner. In fiscal year 1997, GR2L sold its proprietary interest in the GSC3000 to us in exchange for royalty payments. Royalty expense related to product sales with GR2L for the years ending June 30, 2001 and 2000 was $90,793 and $106,084. GR2L was dissolved on May 21, 2001 after the completion of the sale of the remote control portion of the RFM/Broadcast division to Burk Technology. We paid $178,516 to GR2L in 2001, representing its royalty on the gain on the sale of the remote control product line. This amount was included in the determination of gain on sale in the statement of income for the year ended June 30, 2001. The following directors and/or executive officers and members of their immediate families had the following interests in GR2L prior to its dissolution:

             Brad R. Baldwin (Director)............................   3.19%
             Robert O. Baldwin (father of Brad Baldwin)............   9.58%
             Edward D. Bagley (Director)...........................   6.39%
             The Bagley Family Revocable Trust.....................   6.39%

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEUDLES, AND REPORTS ON FORM 8-K

Schedules not listed have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

EXHIBIT
NUMBER         DESCRIPTION
------         -----------

2.1 Share Purchase Agreement dated October 3, 2001, among Gentner Communications Corporation, Gentner Ventures, Inc. and the Shareholders of Ivron Systems, Ltd. (incorporated by reference from our current report on Form 8-K filed October 18, 2001)
2.2 Agreement and Plan of Merger dated January 21, 2002 between ClearOne, its wholly-owned subsidiary, Tundra Acquisitions Corporation, and E.mergent, Inc. and the Voting Agreement dated January 21, 2002, between ClearOne, Tundra Acquisitions Corporation and Robin Sheeley, James W. Hansen, Richard F. Craven and Jill Larson (incorporated be reference from our current report on Form 8-K filed February 6, 2002)
2.3 Amendment to the Share Purchase Agreement dated April 8, 2002 between ClearOne and the shareholders of Ivron Systems, Ltd. (incorporated by reference from our current report on Form 8-K filed April 10, 2002)
3.1 Articles of Incorporation and all amendments thereto through March 1, 1988 (incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended June 30, 1989)
3.2 Amendment to Articles of Incorporation, dated July 1, 1991 (incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended June 30, 1991)
3.3 Bylaws, as amended on August 24, 1993 (incorporated by reference from our Annual Report on Form 10-KSB for the fiscal year ended June 30, 1993)
4.1 Form of Stock Purchase Agreement for private placement transaction (incorporated by reference from our registration statement on Form S-3 filed November 23, 2001)

10.1 VRC-1000 Purchase Agreement between Gentner Engineering Company, Inc. (a former subsidiary of ClearOne which was merged into ClearOne) and Gentner Research Ltd., dated January 1, 1987 (incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended June 30, 1989)
10.2 Digital Hybrid Purchase Agreement between Gentner Engineering, Inc. and Gentner Research, Ltd., dated September 8, 1988 (incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended June 30, 1991)
10.3 1 1990 Incentive Plan, as amended August 7, 1996 (incorporated by reference from our Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996)
10.4 1 1997 Employee Stock Purchase Plan (incorporated by reference from our Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997)
10.5 1998 Stock Option Plan and Form of Grant (incorporated by reference from our Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998)
10.6 1 Promissory Note, Loan Agreement, and Commercial Security Agreement between ClearOne and Bank One, Utah, N.A. dated as of January 5, 1999 (original aggregate amount of $5,000,000) (incorporated by reference from our Form 10-QSB for the quarter ended December 31, 1998)
10.7 Modification Agreement to Promissory Note, Loan Agreement, and Commercial Security Agreement between ClearOne and Bank One, Utah, N.A. dated as of December 22, 2000 (original aggregate amount of $5,000,000) (incorporated by reference from our Form 10-Q for the quarter ended December 31, 2000)
10.8 Asset Purchase Agreement and related documents between ClearOne and ClearOne, Inc. dated as of July 5, 2000 (incorporated by reference from our Form 8-K/A filed on September 12, 2000)
10.9 Lease between ClearOne and Valley American Investment Company (incorporated by reference from our Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997)
10.10 Third Addendum to Lease between ClearOne and Valley American Investment Company dated as of September 18, 2000 (incorporated by reference from our Form 10-Q for the quarter ended December 31, 2000)
10.11 Asset Purchase Agreement and related documents between ClearOne and Burk Technology, dated as of April 12, 2001 (incorporated by reference from our Form 8-K filed on April 26, 2001)
21.1           Subsidiaries of ClearOne
23.1           Consent of Ernst & Young LLP, Independent Auditors

------------

1  Identifies management or compensatory plans, contracts or arrangements.


Reports on Form 8-K

A report on Form 8-K was filed April 10, 2002, to announce the Amendment to the Share Purchase Agreement between ClearOne Communications, Inc. and the shareholders of Ivron Systems, Ltd. dated April 8, 2002.

A report on Form 8-K was filed April 23, 2002, to announce ClearOne Communications, Inc.'s financial results for the fiscal quarter ended March 31, 2002.

A report on Form 8-K was filed May 29, 2002, to announce the revised employment agreement between ClearOne Communications, Inc. and Robin Sheeley from an employment agreement to a consulting agreement.

A report on Form 8-K was filed June 5, 2002, to announce the completion of the acquisition of E.mergent, Inc. effective May 31, 2002.

A report on Form 8-K/A was filed August 14, 2002, to provide financial statements of E.mergent, Inc.

A report on Form 8-K was filed August 28, 2002, to announce the acquisition of OM Video, Inc., an audiovisual integration firm headquartered in Ottawa, Canada, and to announce the sale of ClearOne's broadcast telephone interface product line to Comrex, Corp., a privately held broadcast equipment provider located in Devens, Mass.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CLEARONE COMMUNICATIONS, INC.


September 24, 2002                             By:      /s/ Frances M. Flood
                                                        ---------------------
                                                        Frances M. Flood
                                                        Chief Executive Officer

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



    Signature                          Title                        Date
    ---------                          -----                        ----

/s/ Frances M. Flood            Director, President and       September 24, 2002
---------------------
Frances M. Flood                Chief Executive Officer
                             (Principal Executive Officer)

/s/ Randall J. Wichinski   Director, Chief Financial Officer  September 24, 2002
-------------------------
Randall J. Wichinski           (Principal Financial and
                                  Accounting Officer)

/s/ Edward Dallin Bagley               Director               September 19, 2002
------------------------
Edward Dallin Bagley

/s/ Brad R. Baldwin                    Director               September 23, 2002
-------------------
Brad R. Baldwin

/s/ Harry Spielberg                    Director               September 22, 2002
-------------------
Harry Spielberg

/s/ David Wiener                       Director               September 19, 2002
----------------
David Wiener

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

     I, Frances M. Flood, certify that:

     1. I have reviewed this Annual Report on Form 10-K of ClearOne Communications, Inc. (the "Annual Report");

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report; and,

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of ClearOne Communications, Inc., as of, and for, the periods presented in this Annual Report.


Date: September 24, 2002                               /s/ Frances M. Flood
                                                   ----------------------------

                                                         Frances M. Flood
                                                      Chief Executive Officer



                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

     I, Randall J. Wichinski, certify that:

     1. I have reviewed this Annual Report on Form 10-K of ClearOne Communications, Inc. (the "Annual Report");

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report; and,

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of ClearOne Communications, Inc., as of, and for, the periods presented in this Annual Report.



Date: September 24, 2002                            /s/ Randall J. Wichinski
                                                   ----------------------------

                                                      Randall J. Wichinski
                                                     Chief Financial Officer