Form 10-Q
period 2002-09-30
CLEARONE COMMUNICATIONS INC
filed 2002-11-14
CIK 840715

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2002
                                               ------------------

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from _______________ to _______________

                         Commission file number: 0-17219

                          CLEARONE COMMUNICATIONS, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

                     Utah                           87-0398877
      ----------------------------------       ---------------------
         (State or other jurisdiction            (I.R.S. Employer
       of incorporation or organization)        Identification No.)


   1825 Research Way, Salt Lake City, Utah             84119
  ------------------------------------------        -----------
   (Address of principal executive offices)          (Zip Code)

                  Registrant's telephone number: (801) 975-7200
                                                 --------------

Indicate by check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                 Shares Outstanding
           Description of Class                as of November 1, 2002
           --------------------                ----------------------
      Common Stock, $0.001 par value                 11,207,580

                          CLEARONE COMMUNICATIONS, INC.

                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------

PART I - FINANCIAL  INFORMATION

  Item 1.  Consolidated Financial Statements

           Consolidated Balance Sheets
             September 30, 2002 (unaudited) and June 30, 2002............... 3


           Consolidated Statements of Operations
             Three Months Ended September 30, 2002 and 2001 (unaudited)..... 4


           Consolidated Statements of Cash Flows
             Three Months Ended September 30, 2002 and 2001 (unaudited)..... 5


           Notes to Consolidated Financial Statements....................... 6


  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................12

  Item 3.  Qualitative and Quantitative Disclosure about Market Risk........23

  Item 4.  Disclosure Controls..............................................23



PART II - OTHER  INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K.................................24


                          CLEARONE COMMUNICATIONS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                   (Unaudited)
                                                                  September 30,     June 30,
                                                                ------------------------------
                                                                      2002            2002
                                                                      ----            ----
                                ASSETS

Current assets:
    Cash and cash equivalents.................................. $   5,404,948    $ 14,248,502
    Accounts receivable, less allowances of $1,180,800 as of
        September 30, 2002 and $1,213,000 as of June 30, 2002..    18,664,531      20,316,730
    Note receivable - current portion..........................       193,858         195,598
    Inventory..................................................    10,652,498       8,605,550
    Income tax receivable......................................       115,976            --
    Deferred tax assets........................................     1,293,281       1,293,281
    Prepaid expenses...........................................       827,165         609,956
                                                                -------------    ------------
        Total current assets...................................    37,152,257      45,269,617

Property and equipment, net....................................     6,188,752       5,769,444
Goodwill, net..................................................    26,750,704      20,552,832
Note receivable - long term portion............................     1,430,096       1,490,028
Other intangible assets, net...................................     7,289,000       6,991,410
Deposits and other assets......................................        83,176          73,362
                                                                -------------    ------------

        Total assets........................................... $  78,893,985    $ 80,146,693
                                                                =============    ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Line of credit............................................. $        --      $    196,386
    Accounts payable...........................................     3,832,601       3,053,819
    Accrued compensation and other benefits....................       586,731         801,243
    Income tax payable.........................................          --           820,729
    Accrued severance..........................................       420,435         416,240
    Other accrued expenses.....................................     1,371,313       1,079,111
    Unearned revenue - current portion.........................       695,339         607,076
    Current portion of capital lease obligations...............        45,268          60,443
                                                                -------------    ------------
        Total current liabilities..............................     6,951,687       7,035,047

Capital lease obligations......................................        32,461          40,876
Unearned revenue...............................................       220,488         276,825
Deferred tax liability.........................................     1,457,762       1,457,762
                                                                -------------    ------------
        Total liabilities......................................     8,662,398       8,810,510

Shareholders' equity:

    Common stock, 50,000,000 shares authorized, par value
      $.001, 11,197,580 and 11,178,392 shares issued and
      outstanding at September 30, 2002 and June 30, 2002,
      respectively.............................................        11,198          11,178
    Additional paid-in capital.................................    48,439,269      48,384,060
    Retained earnings..........................................    21,781,120      22,940,945
                                                                -------------    ------------
        Total shareholders' equity.............................    70,231,587      71,336,183
                                                                -------------    ------------
        Total liabilities and shareholders' equity............. $  78,893,985    $ 80,146,693
                                                                =============    ============

                             See accompanying notes


                          CLEARONE COMMUNICATIONS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                          (Unaudited)
                                                                       Three Months Ended
                                                                          September 30,
                                                            ------------------------------------------
                                                                   2002                   2001
                                                                   ----                   ----

Product sales............................................   $ 5,455,955   42.0%    $ 7,491,317   66.8%
Services sales...........................................     7,541,952   58.0%      3,729,066   33.2%
                                                            -----------  -----     -----------  -----
    Total net sales......................................    12,997,907  100.0%     11,220,383  100.0%

Cost of goods sold - products............................     3,244,040   59.5%      2,826,233   37.7%
Cost of goods sold - services............................     4,195,929   55.6%      1,755,744   47.1%
                                                            -----------            -----------
    Total cost of goods sold.............................     7,439,969   57.2%      4,581,977   40.8%
                                                            -----------  -----     -----------  -----

Gross profit.............................................     5,557,938   42.8%      6,638,406   59.2%

Operating expenses:
    Marketing and selling................................     3,242,927   24.9%      2,469,427   22.0%
    General and administrative...........................     2,183,330   16.8%      1,279,667   11.4%
    Product development..................................       972,109    7.5%        751,951    6.7%
    One-time charges.....................................     1,947,087   15.0%           --      0.0%
                                                            -----------  -----     -----------  -----
        Total operating expenses.........................     8,345,453   64.2%      4,501,045   40.1%
                                                            -----------  -----     -----------  -----

        Operating income (loss)..........................    (2,787,515) (21.4)%     2,137,361   19.1%

Other income (expense):
    Interest income......................................        76,227    0.6%        108,087    0.9%
    Interest expense.....................................        (8,664)  (0.1)%        (5,034)   0.0%
    Other, net...........................................        16,237    0.1%         29,989    0.3%
    Gain (loss) on foreign currency transactions.........        (7,036)  (0.1)%        11,884    0.1%
    Gain on sale of product line.........................     1,111,715    8.6%           --      0.0%
                                                            -----------  -----     -----------  -----
        Total other income...............................     1,188,479    9.1%        144,926    1.3%
                                                            -----------  -----     -----------  -----

Income (loss) before income taxes........................    (1,599,036) (12.3)%     2,282,287   20.4%
Provision (benefit) for income taxes.....................      (439,211)  (3.4)%       870,581    7.8%
                                                            -----------            -----------
        Net income (loss)................................   $(1,159,825)  (8.9)%   $ 1,411,706   12.6%
                                                            ===========            ===========

Basic earnings (loss) per common share...................   $     (0.10)           $      0.16
Diluted earnings (loss) per common share.................   $     (0.10)           $      0.16



                             See accompanying notes


                          CLEARONE COMMUNICATIONS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           (Unaudited)
                                                                        Three Months Ended
                                                                           September 30,
                                                                    --------------------------
                                                                        2002           2001
                                                                        ----           ----

Cash flows from operating activities:
   Net income (loss) ............................................   $(1,159,825)  $ 1,411,706
   Adjustments to reconcile net income (loss)
     to net cash (used in) provided by operating activities:
      Depreciation and amortization of property and equipment....       456,438       277,090
      Amortization of intangible assets..........................       276,311        67,598
      Provision for bad debts....................................        54,248        33,574
      Gain on sale of product line...............................    (1,111,715)         --
      Non-cash one-time charges..................................     1,383,529          --
      Changes in operating assets and liabilities:
         Accounts receivable.....................................     2,067,736    (1,669,718)
         Inventory...............................................    (3,410,374)      391,273
         Income taxes............................................      (978,812)      553,039
         Other assets............................................      (239,963)       48,366
         Unearned revenue........................................        (3,088)         --
         Accounts payable and other accrued expenses.............       (41,260)      261,713
                                                                    -----------   -----------

           Net cash provided by (used in) operating activities...    (2,706,775)    1,374,641

Cash flows from investing activities:
   Purchases of property and equipment...........................      (731,049)     (391,357)
   Net proceeds from sale of product line........................     1,213,237          --
   Purchase of business..........................................    (6,515,892)         --
   Proceeds from note receivable.................................        61,672          --
                                                                    -----------   -----------

           Net cash used in investing activities.................    (5,972,032)     (391,357)

Cash flows from financing activities:
   Net proceeds from issuance of common stock....................         4,493          --
   Exercise of employee stock options............................        50,736       200,770
   Repurchase of common stock....................................        -            (52,964)
   Principal payments on capital lease obligations...............       (23,590)      (62,607)
   Payments on line of credit....................................      (196,386)         --

           Net cash provided by (used in) financing activities...      (164,747)       85,199
                                                                    -----------   -----------

Net increase (decrease) in cash..................................    (8,843,554)    1,068,483
Cash and cash equivalents at the beginning of the year...........    14,248,502     6,852,243
                                                                    -----------   -----------

Cash and cash equivalents at the end of the period...............   $ 5,404,948   $ 7,920,726
                                                                    ===========   ===========

Supplemental disclosure of cash flow information:
   Income taxes paid.............................................   $  (489,400)  $  (240,000)
   Interest paid.................................................   $    (8,664)  $    (5,034)




                             See accompanying notes

                          CLEARONE COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)

1.  Basis of Presentation

Effective January 1, 2002, Gentner Communications Corp. changed its name to ClearOne Communications, Inc. ClearOne began trading under the symbol CLRO on March 15, 2002.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's 2002 Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for the full year.

New Accounting Pronouncements - In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 eliminates amortization of goodwill and intangible assets with indefinite lives and instead sets forth methods to periodically evaluate goodwill for impairment in accordance with this statement. Intangible assets with finite lives will continue to be amortized over their useful lives and evaluated for impairment in accordance with SFAS No.
144. SFAS No. 142 provides guidance for testing goodwill and intangible assets that will not be amortized for impairment. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. The Company adopted SFAS No. 142 with respect to its fiscal year 2002 acquisitions of Ivron Systems, Ltd., as of October 3, 2001 and E.mergent, Inc. as of May 31, 2002 and its fiscal year 2003 acquisition of OM Video as of August 27, 2002. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company adopted this statement effective July 1, 2002.

As of September 30, 2002, the Company's gross goodwill balance is $27.1 million, including $6.2 million of goodwill acquired in the first quarter of fiscal year 2003 resulting from the acquisition of OM Video. As of September 30, 2002, the Company had accumulated amortization relating to goodwill of $376,000. The adoption of SFAS No. 142 will reduce the Company's amortization expense by approximately $188,000 annually beginning in fiscal year 2003 due to the nonamortization of goodwill. Amortization expense for goodwill for the three months ended September 30, 2001 was $47,000. Adjusted net income (loss) and net income (loss) per common share for the three months ended September 30, 2001 compared to the actual results for the three months ended September 30, 2002 is as follows:


                                                          For three months ended September 30
                                                          -----------------------------------
                                                                2002              2001
                                                                ----              ----

Reported net income (loss)..........................       $(1,159,825)      $ 1,411,706
Goodwill amortization...............................              --              47,000
                                                           -----------       -----------
Adjusted net income (loss)..........................       $(1,159,825)      $ 1,458,706
                                                           ===========       ===========

Basic net income (loss) per share reported..........          $(0.10)            $0.16
Goodwill amortization...............................             --               0.01
                                                              -------            -----
Adjusted............................................          $(0.10)            $0.17
                                                              =======            =====

Diluted net income (loss) per share reported........          $(0.10)            $0.16
Goodwill amortization...............................             --                --
                                                              -------            -----
Adjusted............................................          $(0.10)            $0.16
                                                              =======            =====

The following table summarizes the gross carrying value and accumulated amortization for each major class of intangible assets and their amortizable lives as of September 30, 2002:

                                               Gross Carrying     Accumulated     Amortizable
                                                   Amount        Amortization        Life
                                               --------------    ------------     -----------
        Contracts............................     $1,420,970        $306,828      1.5-3 years
        Technology...........................      5,256,369         625,222       3-15 years
        Patents..............................      1,602,826          59,115      10-15 years
                                                  ----------        --------
        Total amortizable intangible assets..     $8,280,165        $991,165
                                                  ==========        ========

The total amortization expense for intangible assets was $276,000 and $21,000 for the quarters ended September 30, 2002 and 2001, respectively. The estimated amortization expense for the next five fiscal years beginning July 1, 2002 is as follows:

        For the year ended June 30, 2003........................    $ 1,308,000
        For the year ended June 30, 2004........................      1,095,000
        For the year ended June 30, 2005........................        708,000
        For the year ended June 30, 2006........................        583,000
        For the year ended June 30, 2007........................        433,000

SFAS No. 142 provides a six-month transition period from the effective date of adoption for the Company to complete Step 1 (determining and comparing the fair value of the Company's reporting units to their carrying values) of the transitional impairment test. The Company anticipates completing this impairment assessment by December 31, 2002. If, upon completion of Step 1, the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired and the Company must complete Step 2 in order to measure the impairment loss. Step 2 involves the calculation of the implied fair value of goodwill and must be completed by June 30, 2003. However, the Company currently does not expect to fail Step 1 of the transitional impairment test and therefore, does not expect to record an impairment loss upon completion of the transitional impairment analysis.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations and Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that opinion). The Company adopted SFAS No. 144 effective July 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's financial conditions or results of operations.

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

2.  Earnings Per Common Share

The following table sets forth the computation of basic and diluted net income
(loss) per share:

                                                                                          Three months ended
                                                                                             September 30,
                                                                                             -------------
                                                                                         2002            2001
                                                                                         ----            ----
Numerator:
    Net income (loss) ...........................................................   $ (1,159,825)   $  1,411,706
                                                                                    ============    ============
Denominator:
    Denominator for basic net (loss) income per share - weighted average shares .     11,179,580       8,608,479
    Dilutive common stock equivalents using treasury stock method ...............           --           451,833
                                                                                    ------------    ------------
    Denominator for diluted net income (loss) per share - weighted average shares     11,179,580       9,060,312
                                                                                    ============    ============


Basic net income (loss) per share ...............................................   $      (0.10)   $       0.16
Diluted net income (loss) per share .............................................   $      (0.10)   $       0.16

3.  Comprehensive Income

Comprehensive income (loss) for the three-month periods ended September 30, 2002 and 2001 was equal to net income (loss).

4.  Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the financial statements and these accompanying notes. Actual results could differ from those estimates.

5.  Inventory

Inventory is summarized as follows:
                                                    (Unaudited)
                                                   September 30,       June 30,
                                                       2002              2002
                                                       ----              ----

        Raw Materials........................      $4,791,432        $4,134,540
        Work in progress.....................         530,861           737,228
        Finished Goods.......................       5,330,205         3,733,782
                                                   ----------        ----------

               Total inventory...............      $10,652,498       $8,605,550
                                                   ===========       ==========

Total inventory is net of a reserve for obsolete and slow-moving inventory of $1,021,000 at September 30, 2002 and $809,000 at June 30, 2002.


6.  Stock Options

The following table shows the changes in stock options outstanding.

                                                                    Weighted
                                                       Number        Average
                                                      of Shares  Exercise Price
                                                      ---------  --------------

Options outstanding as of June 30, 2002............  1,518,956      $   8.71
Options granted....................................          0      $   0.00
Options exercised..................................    (18,400)     $   2.76
Options expired & canceled.........................   (163,913)     $  11.91
                                                     ---------      --------

Options outstanding as of September 30, 2002.......  1,336,643      $   8.40
                                                     =========      ========

7.  Segment Reporting

The Company currently operates in three different segments - products, conferencing services, and business services whereas the Company operated in two segments in the quarter ended September 30, 2001. The products segment includes products for audio conferencing products, videoconferencing products and sound reinforcement products. The conferencing services segment includes full-service conference calling; on-demand, reservationless conference calling; Web conferencing; audio and video streaming. The business services segment provides value added services in the United States and Canada, including proactive field support, training, system consulting and help desk; customer training and education; and technical services such as design, installation and services of systems. Because the addition of the business services segment is a result of the E.mergent and OM Video acquisitions, information for this segment was not applicable for the quarter ended September 30, 2001.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies included in the Company's 2002 Annual Report on Form 10-K.

The Company's reportable segments are strategic business units that offer products and services to satisfy different customer needs. They are managed separately because each segment requires focus and attention on its market and distribution channel.

The following table summarizes the segment information:

                                                         Conferencing      Business
                                           Products        Services        Services          Totals
                                           --------        --------        --------          ------
Three Months Ended September 30, 2002:
-------------------------------------
Net sales..............................  $ 5,455,955     $ 3,753,486     $ 3,788,466     $ 12,997,907
Cost of goods sold.....................    3,244,040       1,758,739       2,437,190        7,439,969
                                         -----------     -----------     -----------     ------------
Gross profit...........................    2,211,915       1,994,747       1,351,276        5,557,938

Marketing and selling..................    1,955,169         702,745         585,013        3,242,927
General and administrative.............      874,602         594,612         714,116        2,183,330
Product development....................      972,109           -              -               972,109
One-time charge........................    1,728,746         4,654           213,687        1,947,087
                                         -----------     -----------     -----------     ------------
Total operating expenses...............    5,530,626       1,302,011       1,512,816        8,345,453

Operating income (loss)................   (3,318,711)        692,736        (161,540)      (2,787,515)
Other income ..........................                                                     1,188,479
                                                                                         ------------
Loss before income taxes...............                                                   (1,599,036)
Income tax benefit.....................                                                       439,211
                                                                                         ------------
Net loss...............................                                                  $ (1,159,825)
                                                                                         ============

                                                         Conferencing      Business
                                           Products        Services        Services          Totals
                                           --------        --------        --------          ------
Three Months Ended September 30, 2001:
-------------------------------------
Net sales..............................   $7,491,317      $3,729,066                     $ 11,220,383
Cost of goods sold.....................    2,826,233       1,755,744                        4,581,977
                                           ---------     -----------                     ------------
Gross profit...........................    4,665,084       1,973,322                        6,638,406

Marketing and selling..................    1,662,565         806,862                        2,469,427
General and administrative.............      724,655         555,012                        1,279,667
Product development....................      751,951           -                              751,951
                                           ---------     -----------                     ------------
Total operating expenses...............    3,137,171       1,361,874                        4,501,045

Operating income.......................    1,525,913         611,448                        2,137,361
Other income ..........................                                                       144,926
                                                                                         ------------
Income before income taxes.............                                                     2,282,287
Provision for income taxes.............                                                      (870,581)
                                                                                         ------------

Net income.............................                                                  $  1,411,706
                                                                                         ============

8.      Acquisition of OM Video

On August 27, 2002, the Company purchased all of the issued and outstanding shares of Stechyson Electronics Ltd. (doing business as OM Video). OM Video is an audiovisual integration firm headquartered in Ottawa, Ontario, Canada. Under the terms of the agreement, the shareholders of OM Video received approximately $6.6 million in cash. An additional $600,000 may be paid to the former shareholders within the next 12 months pending completion of certain conditions. Additionally, based on certain performance targets, the former shareholders of OM Video are entitled to an earn-out bonus of up to $800,000, over the next twelve months.

As of the date of the OM Video acquisition, the Company acquired tangible assets (not including cash) of approximately $740,000, consisting primarily of accounts receivable, inventory and property and equipment. The Company assumed liabilities of approximately $380,000, consisting primarily of trade accounts payable, accrued compensation and other accrued liabilities.

The value of the total consideration to be paid, $6.6 million in cash plus the additional holdback and earn-out amounts, was determined based on arm's length negotiations between the Company and the OM Video shareholders, that took into account a number of factors of the business including historic revenues, operating history, products, intellectual property and other factors.

The following pro forma combined financial information reflects operations as if the acquisitions of Ivron (acquired October 3, 2001), E.mergent (acquired May 31, 2002) and OM Video (acquired August 27, 2002) had occurred as of July 1, 2001. The pro forma combined financial information is presented for illustrative purposes only, does not purport to be indicative of the Company's results of operations as of the date hereof, and is not indicative necessarily of what the Company's actual results of operations would have been had the acquisitions been consummated on such dates.

                                                    Three Months Ended
                                                       September 30,
                                                       -------------
                                                     2002         2001
                                                     ----         ----

    Net sales..................................  $14,082,287  $18,835,528
                                                 ===========  ===========

    Net income.................................  $(2,313,507) $ 1,853,787
                                                 ===========  ===========

    Net income per share - basic...............  $    (0.21)  $      0.22
    Net income per share - dilutive............  $    (0.21)  $      0.20

9.      Sale of Broadcast Telephone Interface Product Line

On August 27, 2002, the Company sold a portion of its broadcast telephone interface product line to Comrex Corp., a privately held broadcast equipment provider located in Devens, Massachusetts for $1.2 million. Comrex also purchased inventory held by ClearOne at the time of the transaction. The broadcast telephone interface product line consists of ClearOne's digital hybrid products. Under the terms of the agreement, Comrex obtained a perpetual license to use the Company's technology related to these products. Comrex now provides technical support for all digital hybrid products and will assume all manufacturing, marketing and selling of the digital hybrid line. In addition, the Company will continue to manufacture the TS-612 product line exclusively for distribution by Comrex under an OEM agreement for a period of up to twelve months, at which time the Company will discontinue its manufacture of all broadcast telephone interface products.

10.     One-Time Charge

For the first quarter of fiscal 2003, the Company recorded a one-time charge in the amount of $1.9 million. The one-time charge included (1) a total of $362,000 in severance and other related costs associated with a reduction of 43 employees in the United States and Ireland in the first quarter of fiscal 2003; (2) an inventory write-off in the amount of $1,384,000 in connection with ClearOne's decision to stop marketing and selling certain products; and (3) a total of $201,000 in legal, accounting and other advisory fees related to due diligence on an acquisition that ClearOne ultimately decided not to pursue.

The following table shows the changes in the accrued severance during the first quarter of fiscal 2003:

        Accrued severance at June 30, 2002..........................$ 416,000
        Amounts paid during the first quarter....................... (358,000)
        Additional accruals during the first quarter................  362,000
                                                                    ---------
        Accrued severance at September 30, 2002.....................$ 420,000
                                                                    =========

The accrued severance recorded as of June 30, 2002 primarily included severance related to the E.mergent acquisition, as discussed in the Company's Form 10-K for the year ended June 30, 2002. The accrued severance recorded as of September 30, 2002 is related to both the E.mergent acquisition and the severance recorded in the first quarter of fiscal 2003.

11.     Subsequent Event - Capital Lease

On October 14, 2002, the Company entered into a new capital lease in the amount of $2.0 million. The capital lease encompasses previous expenditures related to the Company's Oracle ERP implementation. The term of the lease is 36 months with monthly payments of approximately $60,000.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a provider of end-to-end conferencing solutions. Our products and services enable businesses, employees, customers and partners to communicate effectively from disparate locations, while decreasing travel time and costs. We operate in three reportable segments:

     o    products,

     o    conferencing services, and

     o    business services.

Our products segment primarily manufactures and sells high quality audio conferencing products, videoconferencing products, sound reinforcement products and videoconferencing peripherals such as cameras and furniture. Through our single point of contact, 1-800-LETS MEET(R), our conferencing services segment provides (1) full-service conference calling; (2) on-demand, reservationless conference calling; (3) web conferencing; and (4) audio and video streaming. Our business services segment provides our customers with a broad range of services, both on a local and international basis. These value added services include proactive field support, training, conferencing system consulting and 24-hour customer support; customer training and education; and technical services such as the design, installation and servicing of conferencing systems.

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

As of the date of the OM Video acquisition, we acquired tangible assets (not including cash) of approximately $740,000, consisting primarily of accounts receivable, inventory and property and equipment. We assumed liabilities of approximately $380,000, consisting primarily of trade accounts payable, accrued compensation and other accrued liabilities.

In connection with the OM Video acquisition and based upon the analysis of an independent financial consulting firm, we recorded intangible assets related to certain contracts of $574,000 and goodwill of $6.2 million. The contracts will be amortized over their estimated useful lives as follows:

          Amortization Period:             Amount to be Amortized:
          -------------------              ----------------------
                 2 years                          $574,000

We recorded amortization expense of approximately $24,000 for the contracts and developed technology for the period from September 1, 2002 to September 30, 2002. In accordance with SFAS No. 142, no amortization expense has been recorded for goodwill.

Since the OM Video acquisition, OM Video has remained a self-sufficient, wholly owned subsidiary whose operations are in Canada. Since both OM Video and E.mergent have been focused on business services, we have begun developing a detailed best practices approach to providing ClearOne business services. While we have begun to take advantage of the cost savings and cross-selling opportunities resulting from the OM Video acquisition, we anticipate that the benefits of the OM Video acquisition will have a more significant impact on our results of operations in the latter half of fiscal 2003.

Sale of Broadcast Telephone Interface Product Line

On August 27, 2002, we sold a portion of our broadcast telephone interface product line to Comrex Corp., a privately held broadcast equipment provider located in Devens, Massachusetts for $1.2 million. Comrex also purchased inventory held by us at the time of the transaction. The broadcast telephone interface product line consists of ClearOne's digital hybrid products. Under the terms of the agreement, Comrex obtained a perpetual license to use our technology related to these products. Comrex now provides technical support for all digital hybrid products and will assume all manufacturing, marketing and selling of the digital hybrid line. In addition, we will continue to manufacture the TS-612 product line exclusively for distribution by Comrex under an OEM agreement for a period of up to twelve months, at which time we will discontinue our manufacture of all broadcast telephone interface products.

Consolidated Results of Operations

Sales

Sales for the three months ended September 30, 2002 increased 16.1% to $13.0 million from $11.2 million for the three months ended September 30, 2001. Product sales accounted for $5.5 million, or 42.0% of total sales, while service sales accounted for $7.5 million, or 58.0% of total sales. As we implement our strategy of transitioning to become a solutions provider as opposed to primarily a manufacturer of technology products, we anticipate that our product sales will represent a smaller percentage of our total sales. We will continue to develop and distribute our products, but we anticipate that the growth in our service sales will be more robust.

Product Sales

Product sales decreased 26.7% to $5.5 million for the first quarter of fiscal 2003 from $7.5 million for the first quarter of fiscal 2002. This decrease was primarily due to slowing demand as a result of the general economic conditions and because of our decision not to accept lower margin sales.

Service Sales

Service sales, which include sales from our conferencing services and our business services segments, grew 102.7% to $7.5 million for the three month period ended September 30, 2002 as compared to $3.7 million for the three month period ended September 30, 2001. The increase is due to the addition of our new business services segment.

Conferencing Services Sales

Conferencing services sales remained consistent at $3.7 million for the first quarter of fiscal 2003 compared to $3.7 million for the first quarter of fiscal 2002.

Business Services Sales

Our business services segment commenced operations on June 1, 2002 with the acquisition of E.mergent, and generated sales of $3.8 million for the first quarter of fiscal 2003. Our business services segment is our newest operating segment. We anticipate that our recent acquisitions will enable us to establish a significant position in the business services market.

Gross Profit Margin

Our gross profit margin was 42.8% for the first quarter of fiscal 2003 compared to 59.2% for the first quarter of fiscal 2002. The decrease in gross margins is the result of three factors. First, due to a shift in the historical mix of product revenue, sales of lower-margin conferencing peripherals made up a larger portion of total product sales. Second, the total revenue mix was impacted by the first full quarter of sales from business services, which currently has lower margins that our other business segments. Third, we also absorbed fixed overhead costs over a decreased product revenue base.

Operating Expenses

Including one-time charges of $1.9 million, our operating expenses increased 84.4% to $8.3 million for the first quarter of fiscal 2003 from $4.5 million for the first quarter of fiscal 2002.

Marketing and Selling Expenses

Marketing and selling expenses for the first quarter of fiscal 2003 were $3.2 million compared to $2.5 million for the first quarter of fiscal 2002. As a percentage of sales, marketing and selling expenses increased to 24.9% for the first quarter of fiscal 2003 from 22.0% for the first quarter of fiscal 2002. The increase in marketing and selling expenses is due to our efforts to increase momentum in the markets for our new products, conferencing services and business services. We also attribute the increase to the integration of the sales infrastructure following the acquisitions of E.mergent and OM Video.

Product Development Expenses

Product development expenses increased 29.3% to $972,000 for the first quarter of fiscal 2003, compared to $752,000 for the first quarter fiscal 2002. As a percentage of sales, product development expenses increased to 7.5% for the first quarter of fiscal 2003 from 6.7% for the first quarter of fiscal 2002. The increase in product development expenses is due to development costs associated with new product development and amortization expense associated with technology acquired from Ivron.

General and Administrative Expenses

General and administrative expenses increased 69.2% to $2.2 million for the first quarter of fiscal 2003, compared to $1.3 million for the first quarter of fiscal 2002. As a percentage of sales, general and administrative expenses increased to 16.8% for the first quarter of fiscal 2003, compared to 11.4% for the first quarter of fiscal 2002. We attribute the increase in the amount of our general and administrative expenses to adding the general and administrative expenses of E.mergent and OM Video, along with the amortization expense associated with these acquisitions.

One-Time Charges

One-time charges totaled $1.9 million and included (1) severance and other related costs associated with a 20 percent reduction in work force in the first quarter of fiscal 2003 in the amount of $362,000; (2) an inventory write-off in the amount of $1,384,000 in connection with ClearOne's decision to stop marketing and selling certain products; and (3) legal, accounting and other advisory fees in the amount of $201,000 related to due diligence on an acquisition that ClearOne ultimately decided not to pursue.

Other Income (Expense)

Interest income decreased 29.6% to $76,000 for the first quarter of fiscal 2003 as compared to $108,000 for the first quarter of fiscal 2002. This decrease was primarily due to the decrease in cash.

For the first quarter of fiscal 2003 our interest expense increased 74.0% to $8,700 from the first quarter of fiscal 2002 because of a capital lease acquired through the purchase of E.mergent.

During the first quarter of fiscal 2003, income tax benefit was calculated at a combined federal, state and foreign effective tax rate of approximately 27.5%, resulting in an income tax benefit of $439,000. This effective tax rate differs from statutory rates as a result of taxable income in certain foreign jurisdictions and tax losses in another foreign jurisdiction for which no current benefit was recognized as its realizability is not assured. For the first quarter of fiscal 2002, our effective tax rate was 38.1%, and our income tax expense was $871,000.

Net Income (Loss)

Net loss for the first quarter of fiscal 2003 was $1.2 million, compared to net income of $1.4 million for the first quarter of fiscal 2002. See the above discussion of the "Consolidated Results of Operations" regarding factors affecting net income (loss). The net loss is primarily due to the one-time charge as well as product sales being lower than expected. We continue to work on consolidating our operations in the product segment to improve efficiencies by consolidating our manufacturing operations and through the reduction in work force which occurred during the first quarter of fiscal 2003.

Liquidity and Capital Resources

Sources of Funds

Our cash and cash equivalents at September 30, 2002 totaled approximately $5.4 million, which represents a decrease of $8.8 million from $14.2 million at June 30, 2002. Our sources of cash and cash equivalents included proceeds from accounts receivable, proceeds from a note receivable in connection with the sale of our RFM/Broadcast division to Burk, and net proceeds from the sale of our telephone interface business.

Net cash used in operating activities was $2.1 million for the first quarter of fiscal 2003, compared to $1.4 million of net cash provided by operating activities for the first quarter of fiscal 2002. The change in cash flows from operating activities is primarily due to the increase in our inventory from $8.6 million at June 30, 2002 to $10.7 million at September 30, 2002. Inventory levels were increased to meet expected sales at the end of the quarter, but such sales did not occur as expected. We expect to see inventory decrease during the rest of the year because of our efforts to right-size our operations and our increased visibility into our distributors' inventory levels.

Our accounts payable as of September 30, 2002 had increased by $800,000 for the first quarter of fiscal 2003. We attribute approximately $400,000 directly to OM Video's accounts payable and $400,000 to higher volume purchasing in the first quarter based on the expectation of higher production and sales volume.

Cash used in financing activities was $165,000, and was attributable primarily to principal payments on our line of credit.

We have a revolving credit facility for $5.0 million, which is secured by our accounts receivable and inventory. The interest rate on the revolving credit facility is variable. The borrowing rate was 4.5% as of September 30, 2002. While we had a balance of $196,000 as of June 30, 2002, no balance was owing under the line of credit as of November 1, 2002. The revolving credit facility will expire on December 22, 2002 and we plan to renew it at that time. The terms of the revolving credit facility require us to maintain certain financial ratios and restrict our ability to modify our basic business activities, transfer assets or create additional indebtedness.

We have an effective shelf registration statement filed with the SEC that registered the sale of up to $100.0 million of our securities in the form of equity, debt or combinations thereof. While we currently have no specific plan to offer any securities, an effective shelf registration statement will enable us to act quickly to take advantage of favorable market conditions.

On October 14, 2002, we entered into a new capital lease in the amount of $2.0 million. The capital lease encompasses previous expenditures related to our Oracle ERP implementation. The term of the lease is 36 months with monthly payments of approximately $60,000.

Uses of Funds

For the first quarter of fiscal 2003, our primary uses of funds were as follows:

     o    to acquire OM Video for a total cash outflow of $6.5 million;

     o    to purchase inventory; and

     o    to fund capital expenditures at a total cost of approximately
          $731,000.

We believe that our working capital, bank line of credit and cash flows from operating activities will be sufficient to satisfy our operating and capital expenditure requirements for the next 12 months. In the longer term, or if we experience a decline in sales, or in the event of other unforeseen circumstances, we may require additional funds and may seek to raise such funds through public or private equity or debt financing, bank lines of credit, or other sources. We cannot assure you that additional financing will be available or, if available, will be on terms favorable to us.

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

Revenue Recognition

Revenue from product sales is typically recognized at the time product is shipped. Generally, the Company transfers the risks and rewards of the products, including title, at this time. Revenue from conferencing services sales is recognized at the time the service is rendered. Revenue from business services sales is generally recognized at the completion of installation if customer acceptance is required. If the customer acceptance is not required, revenue from business services sales is recognized when it is both realized and earned. The acquisitions of E.mergent and OM Video added unearned revenue to the balance sheet. Unearned revenue is derived from the sale of maintenance contracts for integrated systems installations. These contracts are usually for a period of 12, 24, or 36 months and cover all costs of repair and, in some cases, replacement of defective parts as well as on-site troubleshooting. The revenue from a maintenance contract is deferred and recognized ratably over the full period covered by the contract. Expenses related to the contracts are expensed as incurred. As of September 30, 2002, the amount of revenue to be recognized over the next 12 months was $695,000 and thereafter $220,000.

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

Goodwill--Recoverability

As more fully discussed in Note 1 to the Consolidated Financial Statements, we have recorded the goodwill and other intangible assets that have been acquired through our acquisitions of ClearOne in July 2000, Ivron in October 2001, and E.mergent in May 2002 and OM Video in August 2002 in accordance with SFAS No. 141 and 142. In July 2001, FASB issued SFAS No. 141, "Business Combinations", which establishes new standards for accounting and reporting requirements for business combinations, and SFAS No. 142, "Goodwill and Other Intangible Assets", which broadens the criteria for recording intangible assets other than goodwill. In effect, as a result of SFAS No. 141 and SFAS No. 142, the goodwill that was recorded in our acquisitions of Ivron, E.mergent and OM Video was not subject to amortization. Further, as of July 1, 2002, the goodwill that was previously recorded with respect to the acquisition of ClearOne is no longer subject to amortization. Instead, SFAS No. 142 sets forth methods to periodically evaluate the goodwill that will not be amortized for impairment. We are working with our financial consultants to establish the appropriate methods to properly evaluate the recoverability of the goodwill and to measure for possible impairment. This evaluation involves significant management judgment and is based on various analyses, including cash flow and profitability projections. If such methods should indicate that the value of the goodwill has been impaired, then we will record a charge to operations to recognize the impairment of our goodwill.

SFAS No. 142 provides a six-month transition period from the effective date of adoption for us to complete Step 1 (determining and comparing the fair value of our reporting units to their carrying values) of the transitional impairment test. We anticipate completing this impairment assessment by December 31, 2002. If, upon completion of Step 1, the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired and we must complete Step 2 in order to measure the impairment loss. Step 2 involves the calculation of the implied fair value of goodwill and must be completed by June 30, 2002. However, we currently do not expect to fail Step 1 of the transitional impairment test and therefore, do not expect to record an impairment loss upon completion of the transitional impairment analysis. Furthermore, we do not believe that there are any indications that goodwill is impaired as of September 30, 2002.

Deferred Tax Assets and Liabilities

We provide for income taxes based on the asset and liability method required by SFAS No. 109, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating loss and credit carryforwards. As of September 30, 2002, we had deferred tax assets of approximately $1.3 million, and deferred tax liabilities of approximately $1.5 million, for a net deferred tax liability of approximately $164,000. Our deferred tax assets of $1.3 million are attributable to differences between the financial statement and tax treatment of certain allowances and reserves with respect to our current assets that are not currently deductible for income tax purposes. Approximately $500,000 of our deferred tax liability relates to the taxable gain that has been deferred until we receive principal payments on the note issued by Burk. The balance of the deferred tax liability relates to differences between the financial statement basis and tax basis of depreciable fixed assets and certain intangible assets that are either amortizable or non-amortizable for financial statement or tax purposes, as well as the timing for recognition of the gain on assets sold to Burk.

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

New Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" which we adopted effective July 1, 2002. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but must be reviewed for impairment at least annually or more frequently under certain circumstances. Other intangible assets that are deemed to have finite lives will continue to be amortized over their useful lives but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. This goodwill and other intangible assets represent a significant portion of our recorded assets. If impairment is deemed to exist, we will write down the recorded value of goodwill and other intangible assets to their fair values. As of September 30, 2002, we had unamortized goodwill of approximately $26.8 million, of which $2.5 million relates to the acquisition of ClearOne, Inc. that was amortized up to June 30, 2002, $439,000 relates to the Ivron acquisition, $17.7 million relates to the E.mergent acquisition and $6.2 million relates to the OM Video acquisition. Through June 30, 2002, we amortized approximately $190,000 annually of ClearOne goodwill.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This

Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations and Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that opinion). We adopted SFAS No. 144 effective July 1, 2002. The adoption of SFAS No. 144 did not have a material impact on our financial statements.

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

Factors that May Affect Future Results

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

Orders from our dealers and resellers are based on demand from end-users. Prospective end-user demand is difficult to measure. This means that our revenues in any fiscal quarter could be adversely impacted by low end-user demand, which could in turn negatively affect orders we receive from resellers. Our expectations for both short- and long-term future net revenues are based on our own estimates of future demand. We also determine the amount of our expenses based on those revenue estimates. If our estimates of sales are not accurate, we may have to write off obsolete and slow moving inventory, for example, in the first quarter of fiscal 2003, our one-time charges of approximately $1.9 million included inventory write-offs of approximately $1.4 million. If we experience unforeseen variability in our revenues and operating results, we may be unable to adjust our expense levels accordingly and our profit margins will be adversely affected.

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

The integration of the businesses of E.mergent and Ivron with our pre-existing business may lead to product delays due to logistics and the integration of the development teams. Once new products reach the market, they may have defects, which could adversely affect market acceptance of these products and our reputation. If we are not able to manage and minimize such potential difficulties, our business could be negatively affected.

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

We rely heavily on our network equipment, telecommunications providers, data and software to support all of our service functions and also rely on our network, data and software to manufacture and distribute our products. Our conferencing services business, which produced 29% of our sales in fiscal 2002 and 29% of our sales in the quarter ended September 30, 2002, relies solely on our network equipment for its operation. We cannot guarantee that our back-up systems and procedures will operate satisfactorily in an emergency or that our telecommunications provider will continue to provide uninterrupted services. A failure of our equipment or the services of our telecommunications providers would adversely affect our sales and could seriously jeopardize our ability to continue service operations. In particular, should our conference calling service experience even a short term interruption of our network or our telecommunication providers experience a short term interruption, our ongoing customers may choose a different provider and our reputation may be damaged, reducing our ability to retain current customers and attract new customers.

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

International sales represent a significant portion of our total sales. For example, international sales represented 18% of our total sales from continuing operations for the first quarter of fiscal 2003 and 11% for the first quarter of fiscal 2002. We anticipate that the portion of our total revenue from international sales will continue to increase because of increasing videoconferencing product sales to the international market and the new sales channels provided to us through the E.mergent and OM Video acquisitions. Our international business is subject to the financial and operating risks of conducting business internationally, including:

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

Our sales in the international market are denominated in either U.S. or Canadian Dollars. Gentner EuMEA transacts business in U.S. Dollars, although its financial statements are prepared in the Euro. Consolidation of Gentner EuMEA's financial statements with ours, under United States generally accepted accounting principles, requires remeasurement of the amounts stated in Gentner EuMEA's financial statements to U.S. Dollars, which is subject to exchange rate fluctuations. OM Video transacts business in Canadian Dollars and its financial statements are prepared in Canadian Dollars. Consolidation of OM Video's financial statements with ours, under United States generally accepted accounting principles, requires translation of the amounts stated in OM Video's financial statements to U.S. Dollars, which is subject to exchange rate fluctuations. Furthermore, although our Irish subsidiary, Gentner Communications, Ltd. (formerly Ivron Systems, Ltd.) prepares its financial statements in U.S. Dollars, it incurs expenses in the Euro and conversion of these amounts to U.S. Dollars is subject to exchange rate fluctuations. We currently do not undertake any hedging activities that might protect against such risks.

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

In the conferencing market, the revenues generated from sales of our audio conferencing and videoconferencing products for distance learning and courtroom facilities are partially dependent on government funding. In the event government funding for such initiatives was reduced or became unavailable, our sales would be negatively impacted. Additionally, many of our products are subject to governmental regulations. New regulations could significantly adversely impact sales.

We may have difficulty in collecting outstanding receivables.

We grant credit without requiring collateral to substantially all of our customers. Due to the current economic slowdown, the risks relating to the granting of such credit have increased. Although we do monitor and mitigate the risks associated with our credit policies, we cannot assure you that such mitigation will be effective. As of September 30, 2002, our outstanding receivables were $18.7 million, and four customers accounted for more than 40% of those outstanding receivables. In the past, we have experienced losses due to customers failing to meet their obligations, although these losses have not been significant. Future losses could be significant and, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition.

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

The purchase price for the acquisitions of Ivron and E.mergent in fiscal 2002 and OM Video in fiscal 2003 included, in the aggregate, goodwill valued at approximately $27.1 million, ($26.8 million after amortization as of September 30, 2002) and other intangible assets valued at approximately $8.3 million ($7.3 million after amortization as of September 30, 2002). Goodwill and other intangible assets represent a significant portion of our recorded assets. Accounting principles generally accepted in the United States related to goodwill and other intangible assets changed with the issuance of the Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), which became effective for acquisitions completed after July 1, 2001 and became effective with respect to all prior acquisitions, for example our acquisition of ClearOne, Inc., as of July 1, 2002.

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

Our officers and directors together had beneficial ownership of approximately 21.9% of our common stock (including options that are currently exercisable or exercisable within 60 days as of November 1, 2002. With this significant holding in the aggregate, the officers and directors, acting together, could exert substantial influence upon us and could delay or prevent a change in control.

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

We currently have limited market risk sensitive instruments related to interest rates. Our capital lease obligations totaled approximately $78,000 at September 30, 2002. We do not have significant exposure to changing interest rates on these capital leases because interest rates for the majority of the capital leases are fixed. Although we had a balance of approximately $196,000 on our line of credit as of June 30, 2002, such balance was repaid in July 2002 and no balance is outstanding as of November 1, 2002. As such, we do not have significant market interest rate risk. We have not undertaken any additional actions to cover market interest rate market risk and are not a party to any other interest rate market risk management activities. A hypothetical 10% change in market interest rates over the next year would not impact our earnings or cash flows as the interest rates on the majority of the capital leases are fixed.

We do not purchase or hold any derivative financial instruments for trading purposes.

Although our subsidiaries enter into transactions in currencies other than their functional currency, foreign currency exposures arising from these transactions are not material to us. The greatest foreign currency exposure arises from the remeasurement of our net equity investment in our subsidiaries to U.S. dollars. The primary currency to which we are exposed is the Euro. The fair value of our net foreign investments would not be materially affected by a 10% adverse change in foreign currency exchange rates from September 30, 2002 levels.

Item 4. CONTROLS AND PROCEDURES

     (a) Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) as of a date within ninety days of the filing date of this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective.

     (b) There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of our most recent evaluation of our internal controls.

                           PART II - OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
          --------

EXHIBIT
NUMBER        DESCRIPTION
------        -----------

3.1 Articles of Incorporation dated July 7, 1983. (incorporated by reference from the Company's S-3 Registration Statement filed on November 1, 2002)

3.2           Amendment to Articles of Incorporation dated March 26, 1985.
              (incorporated by reference from the Company's S-3 Registration Statement filed on November 1, 2002)

3.3 Corrected Amendment to Articles of Incorporation dated September 10, 1986. (incorporated by reference from the Company's S-3 Registration Statement filed on November 1, 2002)

3.4           Amendment to Articles of Incorporation dated July 1, 1991.
              (incorporated by reference from the Company's S-3 Registration Statement filed on November 1, 2002)

3.5           Amendment to Articles of Incorporation dated December 12, 2001.
              (incorporated by reference from the Company's S-3 Registration Statement filed on November 1, 2002)

3.6 Bylaws, as adopted on August 24, 1993. (incorporated by reference from the Company's S-3 Registration Statement filed on November 1,
              2002)



     (b)  Reports on Form 8-K
          -------------------

A report pursuant to Items 2 and 7 of Form 8-K, dated May 31, 2002, was filed August 14, 2002, to report the acquisition of E.mergent, Inc. and including financial statements of E.mergent, Inc. and pro forma financial statements of ClearOne to give effect to the acquisition of Ivron Systems, Ltd., E.mergent, Inc. and the December 2001 private placement of ClearOne common stock.

A report, pursuant to Item 5 of Form 8-K was dated and filed September 26, 2002, to report the resignation of Randy Wichinski as Chief Financial Officer and reappointment of Susie Strohm as Chief Financial Officer.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CLEARONE COMMUNCIATIONS, INC.


                                  /s/ Susie Strohm
                                  ---------------------------------------------
                                  Susie Strohm
                                  Vice President and Chief Financial Officer


Date:  November 14, 2002

                                 CERTIFICATIONS

I, Frances M. Flood, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of ClearOne Communications, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant, as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                        CLEARONE COMMUNCIATIONS, INC.



Date:  November 14, 2002                /s/ Frances M. Flood
                                        --------------------------------------
                                        Frances M. Flood
                                        Chairman of the Board and
                                        Chief Executive Officer


I, Susie Strohm, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of ClearOne Communications, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant, as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          d. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          e. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                        CLEARONE COMMUNCIATIONS, INC.



Date:  November 14, 2002                 /s/ Susie Strohm
                                         -------------------------------------
                                        Susie Strohm
                                        Vice President and
                                        Chief Financial Officer