Form 10-K
period 2003-06-30
CLEARONE COMMUNICATIONS INC
filed 2005-08-18
CIK 840715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 0-17219

CLEARONE COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0398877
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1825 Research Way, Salt Lake City, Utah	84119
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (801) 975-7200

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
Yes ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended). ☐

The aggregate market value of the 9,495,093 shares of voting common stock held by non-affiliates is approximately $37,505,617 at August 10, 2005, based on the $3.95 closing price for the Company’s common stock on the Pink Sheets on August 10, 2005.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes ☐   No ☐

The number of shares of ClearOne common stock outstanding as of June 30, 2003 and June 30, 2005, respectively were 11,086,733 and 11,264,233.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

None.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements reflect our views with respect to future events based upon information available to us at this time. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from these statements. Forward-looking statements are typically identified by the use of the words “believe,” “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “project,” “propose,” “plan,” “intend,” and similar words and expressions. Examples of forward-looking statements are statements that describe the proposed development, manufacturing and sale of our products, statement that describe our results of operations, pricing trends, the markets for our products, our anticipated capital expenditures, our cost reduction and operational restructuring initiatives, and regulatory developments, statements with regard to the nature and extent of competition we may face in the future, statements with respect to the sources of and need for future financing, and statements with respect to future strategic plans, goals and objectives. Forward-looking statements are contained in this report under “Item 1. Description of Business,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The forward-looking statements are based on present circumstances and on our predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences and timing than those now assumed or anticipated. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the risk factors discussed in this report under the caption “Description of Business: Risk Factors.” These cautionary statements are intended to be applicable to all related forward-looking statements wherever they appear in this report. The cautionary statements contained or referred to in this report should also be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. Any forward-looking statements are made only as of the date of this report and ClearOne assumes no obligation to update forward-looking statements to reflect subsequent events or circumstances.

CAUTIONARY STATEMENT REGARDING THE FILING DATE OF THIS REPORT AND THE ANTICIPATED FUTURE FILINGS OF ADDITIONAL PAST-DUE REPORTS

Due to the re-audit of the Company’s financial statements for its 2002 and 2001 fiscal years, this Annual Report on Form 10-K for the fiscal year ended June 30, 2003 is first being filed in August 2005. The Company is in the process of preparing its Annual Report on Form 10-K for the fiscal years ended June 30, 2004 and 2005, respectively, and plans to file such reports at the earliest practicable date. Shareholders and others are cautioned that the financial statements included in this report are two years old and are not indicative of the operating results that may be expected for the years ending June 30, 2004 and 2005. Shareholders are also cautioned that since the Company is not current in the filing of required reports with the Securities and Exchange Commission (SEC), the SEC could initiate proceedings against the Company at any time, including proceedings to suspend trading of the Company’s securities.

PART I

References in this Annual Report on Form 10-K to “ClearOne”, “we”, “us” or “the Company” refer to ClearOne Communications, Inc., a Utah corporation, and, unless the context otherwise requires or is otherwise expressly stated, its subsidiaries.

ITEM 1. DESCRIPTION OF BUSINESS

Overview

We are an audio conferencing products company. We develop, manufacture, market and service a comprehensive line of audio conferencing products, which range from tabletop conferencing phones to professionally installed audio systems. We also manufacture and sell document and education cameras and conferencing furniture. We have a strong history of product innovation and plan to continue to apply our expertise in audio engineering to developing innovative new products. We believe the performance and reliability of our high-quality audio products create a natural communication environment, which saves organizations of all sizes time and money by enabling more effective and efficient communication between geographically separated businesses, employees and customers.

Our products are used by organizations of all sizes to accomplish effective group communication. Our end users range from some of the world’s largest and most prestigious companies and institutions to small and medium sized businesses, educational institutions, and government organizations. We sell our products to these end users primarily through a distribution network of independent distributors who in turn sell products to dealers, systems integrators and value-added resellers. The Company also sells products on a limited basis directly to dealers, systems integrators, value-added resellers and end users.

We were incorporated in Utah on July 8, 1983 under the name “Insular, Inc.” On March 26, 1985, we acquired all of the stock of Gentner Electronics Corporation (“Gentner”) in a transaction treated as a reverse acquisition for accounting purposes. In connection with the acquisition of Gentner, we changed our name to Gentner Electronics Corporation. On July 1, 1991, we changed our name to Gentner Communications Corporation. On January 1, 2002, we changed our name to ClearOne Communications, Inc. Our principal executive offices are located at 1825 Research Way, Salt Lake City, Utah 84119, and our telephone number at this location is (801) 975-7200. Our Internet website address is www.clearone.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available, free of charge, on our Internet website under “ClearOne Info—Investor Relations—SEC,” as soon as reasonably practicable after we file electronically such material with, or furnish it to, the SEC. Information on our website does not constitute a part of this Annual Report on Form 10-K or other periodic reports we file with the SEC. The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website (www.sec.gov) that contains reports, proxy and information statements and other information regarding ClearOne that we file electronically with the SEC.

For a discussion of certain risks applicable to our business, financial condition and results of operations, see the risk factors described in “Risk Factors” below.

Significant Events

Restatement of Previously Issued Financial Information

This report contains our audited consolidated financial statements for the fiscal year ended June 30, 2003 and our restated audited consolidated financial statements for the fiscal years ended June 30, 2002 and 2001. In connection with the restatement, we performed a comprehensive review of our previously issued consolidated financial statements for fiscal years 2002 and 2001 and identified a significant number of errors and adjustments. The restated consolidated financial statements include restatements of assets, liabilities, stockholders’ equity, results of operations and cash flows, and resulted in cumulative net reductions to stockholders’ equity as of June 30, 2002 and 2001 of approximately $17.4 million and approximately $3.8 million, respectively, and reductions in previously reported net income for the years ended June 30, 2002 and 2001 of approximately $14.1 million and $3.9 million, respectively. The restated 2002 and 2001 financial statements were audited by KPMG LLP (KPMG), who replaced Ernst & Young LLP (Ernst & Young) as our independent registered public accounting firm in December 2003. Certain restated quarterly financial information is included in this report in the section captioned “Item 6. Selected Financial Data.”

We have not amended our prior filings to reflect the restatement. As a result, the information previously filed in our annual reports on Form 10-K for fiscal years 2002 and 2001, our quarterly reports on Form 10-Q for the quarterly periods included in those fiscal years and for the quarter ended September 30, 2002 and any current filings on Form 8-K, or other disclosures containing fiscal 2003, 2002 or 2001 information filed or made prior to the filing of this 2003 Form 10-K should not be relied upon and have been superceded by this Form 10-K.

Changes to Management and Board of Directors. Since January 2003, we have changed all but one member of our executive management team. Three of our former directors are no longer serving in such positions and we have appointed two new directors, both of whom are independent directors who serve on our audit committee. In January 2003, Frances Flood, our former chairman and chief executive officer, and Susie Strohm, our former chief financial officer, were placed on administrative leave and they subsequently resigned from their positions. Michael Keough was then appointed as our chief executive officer, Greg Rand was appointed as our president and chief operating officer and George Claffey was appointed as our chief financial officer. All three subsequently resigned for personal reasons at various times during 2004 and on July 8, 2004, Zeynep “Zee” Hakimoglu was appointed as our president and chief executive officer and Donald Frederick was appointed as our chief financial officer.

The SEC Action. ClearOne’s previously filed financial statements were the subject of a civil action filed by the U.S. Securities and Exchange Commission on January 15, 2003 against ClearOne and the persons then acting as its chief executive and chief financial officers. The complaint generally alleged that the defendants had engaged in a program of inflating ClearOne’s revenues, net income and accounts receivable by engaging in improper revenue recognition. On December 4, 2003, we settled the SEC action by entering into a consent decree in which, without admitting or denying the allegations of the complaint, we consented to the entry of a permanent injunction prohibiting future securities law violations. No fine or penalty was assessed against ClearOne as part of the settlement.

Securities Delisted from Nasdaq Stock Market. Our common stock was delisted from the Nasdaq National Market System on April 21, 2003 and since that time has been quoted on the National Quotation Bureau’s Pink Sheets.

The Shareholder Class Action. On June 30, 2003, a consolidated complaint was filed against ClearOne, eight of our present or former officers and directors, and our former auditor, Ernst & Young, by a class consisting of purchasers of the Company’s common stock during the period from April 17, 2001 through January 15, 2003. The allegations in the complaint were essentially the same as those contained in the SEC action described above. On December 4, 2003, we, on behalf of the Company and all other defendants with the exception of Ernst & Young, entered into a settlement agreement with the class pursuant to which we agreed to pay the class $5.0 million and issue the class 1.2 million shares of our common stock. The cash payment was made in two equal installments, the first on November 10, 2003 and the second on January 14, 2005. On May 23, 2005, the court order was amended to provide that odd-lot numbers of shares (99 or fewer shares) will not be issued from the settlement fund and claimants who would otherwise be entitled to receive 99 or fewer shares will be paid cash in lieu of such odd-lot number of shares. As of the date hereof, 228,000 shares of our common stock have been issued to the class and we plan to complete the issuance of the remaining shares in the near future in accordance with the terms of the court order, subject to the receipt of any required approvals from state regulatory authorities.

Changes in Type and Scope of Operations

Acquisitions of ClearOne, Inc. and Ivron Systems, Ltd. We have been manufacturing and marketing audio conferencing products since 1989, which has been our core competency. During fiscal 2001 and fiscal 2002, we attempted to expand our operations through the acquisitions of ClearOne, Inc. and Ivron Systems, Ltd., both of which were involved in the development and sale of video conferencing technology and products. Such acquisitions proved unsuccessful and, as discussed in more detail in Item 1. Description of Business. Acquisitions and Dispositions, we recorded impairment charges related to such acquisitions in the aggregate amount of approximately $7.1 million in fiscal 2002.

Acquisitions of E.mergent, Inc. and OM Video. During fiscal 2002 and fiscal 2003, we entered the audio visual integration services business through the acquisitions of E.mergent, Inc. and Stechyson Electronics, Ltd., doing business as OM Video. Our management at that time believed such acquisitions would complement our existing operations and our core competencies and allow us to acquire market share in this industry. However, our entry into the services business was perceived as a threat by our systems integrators and value-added resellers, many of whom we began competing against for sales. The acquisitions were not successful and the remaining operations were sold in fiscal 2004 and fiscal 2005. As discussed in more detail in Item 1. Description of Business. Acquisitions and Dispositions, we recorded impairment charges related to such acquisitions in the aggregate amount of approximately $26.0 million in fiscal 2003.

Sale of our U.S. Audiovisual Integration Services. On May 6, 2004, we sold certain assets of our U.S. audiovisual integration services operations to M:Space, Inc. (M:Space) for no cash compensation. M:Space is a privately held audiovisual integration services company. In exchange for M:Space assuming obligations for completion of certain customer contracts and satisfying maintenance contract obligations to existing customers, we transferred to M:Space certain assets including inventory valued at $569,000. We expect that the operations of the U.S. audiovisual integration services will be classified as discontinued operations in the fiscal year 2004. As of June 30, 2003 the assets of audiovisual integrations services were classified as held and used.

Sale of Conferencing Services Business. On July 1, 2004, we sold our conferencing services business segment to Clarinet, Inc., an affiliate of American Teleconferencing Services, Ltd. d/b/a Premier Conferencing for $21.3 million. Of the purchase price $1.0 million was placed into an 18-month Indemnity Escrow account and an additional $300,000 was placed into a working capital escrow account. We received the $300,000 working capital escrow funds approximately 90 days after the execution date of the contract. Additionally, $1.4 million of the proceeds was utilized to pay off equipment leases pertaining to assets being conveyed to Clarinet. We expect that the conferencing services operations will be classified as discontinued operations in the fiscal year 2005. As of June 30, 2003, the assets of conferencing services were classified as held and used.

Sale of OM Video. On March 4, 2005, we sold all of the issued and outstanding stock of our Canadian subsidiary, ClearOne Communications of Canada, Inc. (ClearOne Canada) to 6351352 Canada Inc., a Canada corporation (the “OM Purchaser”). ClearOne Canada owned all the issued and outstanding stock of Stechyson Electronics Ltd., which conducts business under the name OM Video. We agreed to sell the stock of ClearOne Canada for $200,000 in cash; a $1.3 million note payable over a 15-month period, with interest accruing on the unpaid balance at the rate of 5.25% per year; and contingent consideration ranging from 3% to 4% of related gross revenues over a five-year period. We expect that the operations of the Canada audiovisual integration services will be classified as discontinued operations in fiscal year 2005. As of June 30, 2003, the assets of the Canada audiovisual integration business were classified as held and used. In June 2005, we were advised that the OM Purchaser had settled an action brought by the former employer of certain of OM Purchaser’s owners and employees alleging violation of non-competition agreements. The settlement reportedly involved a cash payment and an agreement not to sell certain products for a period of one year. We are evaluating what impact, if any, this settlement may have on the OM Purchaser’s ability to make the payment required under the note.

Following the disposition of operations in the video conferencing, business services and conferencing services businesses, we returned to our core competency of developing, manufacturing and marketing audio conferencing products, which is where we intend to keep our focus for the foreseeable future.

Business Strategy

Our goal is to achieve market leadership in group conferencing environments through the development of new, competitive products that offer superior quality and ease of use. The principal components of our strategy to achieve this goal are:

Provide a superior conferencing experience

We have been developing audio technologies since 1981 and we believe we have established a reputation for providing some of the highest quality group audio conferencing solutions in the industry. Our proprietary Gentner® Distributed Echo Cancellation® and digital signal processing technologies have been the core of our installed conferencing products, and are the foundation for our new product development. We plan to build upon our reputation of being a market leader and continue to provide the highest quality products and technologies to the customers and markets we serve.

Provide greater value to our customers

To provide our customers with conferencing products that deliver high value, we are leveraging advances in emerging technology trends and applying these advances specifically to group conferencing environments. By offering high quality products that are designed to solve ease-of-use issues and are easy to install, configure and maintain, we believe we can provide greater value to our customers and reduce their total cost of ownership.

Be a leader in audio conferencing innovation

We have sharpened our focus on developing cutting edge audio conferencing products and are committed to incorporating the latest technologies into our new and existing product lines. Key to this effort is adopting emerging technologies such as Voice over Internet Protocol (VoIP), international standards-based conferencing protocols, wireless connectivity and the convergence of voice, video and data networks.

Develop strong sales channels

We have made significant efforts to develop strong domestic and international sales channels through the addition of key distributors and dealers. We plan to continue to add new distribution partners, with specific emphasis on bolstering distribution to the information technology and telecommunications channels, where we see opportunity for our MAX® tabletop audio conferencing products; our new RAV™ audio conferencing systems; our conferencing peripherals, including the AccuMic® product line; and other products currently in development.

Broaden our product offerings

We offer a full range of audio conferencing products, from high-end, professionally installed audio conferencing systems to conferencing-specific telephones. We plan to continue to broaden our product offerings to meet the evolving needs of our customers, address changes in the markets we currently serve, and effectively target new markets for our products.

Develop strategic partnerships

To stay on the leading edge of product development, we plan to continue to identify partners with technology and expertise in areas strategic to our growth objectives. We will also work to develop partnerships with leaders in markets complimentary to conferencing who can benefit from our audio products and technologies, and through whom we can access new market growth opportunities.

Strengthen existing customer relationships through dedicated support

We have developed outstanding technical and sales support teams that are dedicated to providing customers with the best available service and support. We believe our technical support is recognized as among the best in the industry, and we will continue to invest in the necessary resources to ensure that our customers have access to the information and support they need to be successful using our products.

Markets and Products

We currently conduct all our operations in the conferencing products industry. We also previously operated in the conferencing services segment until July 1, 2004 when we sold our conferencing services business to American Teleconferencing Services, Ltd., and in the business services segment until March 4, 2005, when we sold the remaining operations in that area to 6351352 Canada Inc. For additional financial information about our segments see “Note 23. Segment, Geographic and Revenue Information” to our consolidated financial statements, which are included in this report.

Products Segment

The performance and reliability of our high-quality conferencing products enable effective and efficient communication between geographically separated businesses, employees and customers. We offer a full range of audio conferencing products, from high-end, professionally installed audio conferencing systems used in executive boardrooms, courtrooms, classrooms and auditoriums, to conferencing-specific telephones used in small conference rooms and offices. Our products feature our proprietary Gentner® Distributed Echo Cancellation® and noise cancellation technologies to enhance communication during a conference call by eliminating echo and background noise. They also feature proprietary audio processing technologies such as adaptive modeling, full duplex, first-microphone priority and microphone gating, which combine to enable natural communication between distant conferencing participants similar to that of being in the same room.

Principal drivers of demand for audio conferencing products are: the increasing availability of easy to use audio conferencing equipment; the improving voice quality of audio conferencing systems compared to desktop speakerphones; and the trend of global, regional and local corporate expansion. Other factors that we expect to have a significant impact on the demand for audio conferencing systems are the availability of a wider range of affordable audio conferencing products for small businesses and home offices; the growth of distance learning and corporate training programs, and the number of teleworkers; the decrease in the amount of travel within most enterprises for routine meetings; and the transition to the Internet Protocol (IP) network from the traditional public switched telephone network (PSTN). We expect these growth factors to be offset slightly by direct competition from high-end desktop speakerphones, the technological volatility of IP-based products and continued pressures on enterprises to reduce spending.

Professional Audio Conferencing Products

We have been developing high-end, professionally installed audio conferencing products since 1991 and believe we have established strong brand recognition for these Professional Audio Conferencing products.

Our Professional Audio Conferencing products include the XAP®, Audio Perfect® (AP) and PSR1212 product lines. The XAP® line includes our most powerful, feature-rich products, with the latest advances in technology and functionality. It has more processing power than our Audio Perfect® products and contains noise cancellation technology in addition to our Gentner® Distributed Echo Cancellation® technology found in the Audio Perfect® product line. The Audio Perfect® product line offers lower-cost products that still allow users to experience quality sound in a wide variety of conferencing venues. The PSR1212 is a digital matrix mixer that provides advanced audio processing, microphone mixing and routing for local sound reinforcement.

The XAP®, Audio Perfect® and PSR1212 products are comprehensive audio control systems designed to excel in the most demanding acoustical environments and routing configurations. These products are also used for integrating high-quality audio with videoconferencing systems.

Out-of-the-Box Premium Conferencing Systems

In fiscal 2004, we introduced our RAV™ audio conferencing system. RAV™ is a complete, out-of-the-box system that includes an audio mixer, loudspeakers, microphones and a wireless control device. It uniquely combines the sound quality of a professionally installed audio system with the simplicity of a conference phone, and can be easily connected to industry common rich-media devices, such as video or webconferencing systems, to deliver enhanced audio performance.

RAV™ offers many powerful audio processing technologies from our Professional Audio Conferencing products without the need for professional installation and programming. It features Gentner® Distributed Echo Cancellation®, noise cancellation, microphone gating and a drag-and-drop graphical user interface for easy system setup, control and management.

Table Top Conferencing Phone Systems

In fiscal 2003, we developed our MAX® line of tabletop conferencing phones. These phones incorporate the high-end echo cancellation, noise cancellation and audio processing technologies found in our industry leading professional audio conferencing products.

The MAX® product line is comprised of the MAX® EX, MAX® Wireless, MAXAttach and MAXAttach wireless tabletop conferencing phones. MAX® Wireless was the first wireless conferencing phone. Designed for use in executive offices or small conference rooms with up to eight participants, MAX® Wireless can be moved from room to room within 150 feet of its base station. MAXAttach is a wired conferencing phone with unique expansion capabilities. Instead of just adding extension microphones for use in larger rooms, MAXAttach links up to four complete phones together. This provides even distribution of microphones, loudspeakers and controls for better sound quality and improved user access in medium to large conference rooms. The MAXAttach wireless is the industry’s first dual unit wireless conference phone.

Other Products

We complement our audio conferencing products with microphones, document and education cameras and conferencing-specific furniture. Our microphones are designed to improve the audio quality in audio, video and webconferencing applications. They feature echo cancellation and audio processing technologies and can be used with personal computers, videoconferencing systems or installed audio conferencing systems. Our cameras can be used in professional conferencing or educational settings to enable presentation of materials and images such as full-color documents, 3-D objects and images from a variety of sources, including computers, microscopes, and multimedia devices such as VCR and DVD players. Our wide selection of wood, metal and laminate conferencing furniture features audiovisual carts, plasma screen carts and pedestals, videoconferencing carts, tables, cabinets and podiums. We also provide custom furniture design.

Marketing and Sales

We sell our products primarily through a worldwide network of audiovisual, information technology and telecommunications distributors, who in turn sell our products to dealers, systems integrators and value-added resellers. We also sell our products on a limited basis directly to dealers, systems integrators, value-added resellers and end users. We use a two-tier distribution model, in which we primarily sell our products directly to distributors, who then sell our products to independent systems integrators, dealers and value-added resellers, who in turn work directly with the end users of our products on product fulfillment and installation. In addition, we regularly participate in conferencing forums, trade shows and industry promotions.

In fiscal 2003, approximately $18.6 million, or 68%, of our total product sales were generated in the United States and product sales of approximately $8.9 million, or 32%, were generated outside the United States. Revenue from product and business services customers outside of the United States accounted for approximately 26% of our total sales from continuing operations for fiscal 2003, 10% for fiscal 2002 and 12% for fiscal 2001. We sell our products in more than 70 countries worldwide. We anticipate that the portion of our total revenue from international sales will continue to increase as we further enhance our focus on developing new products, establishing new channel partners, strengthening our presence in key growth areas, and improving product localization with country-specific product documentation and marketing materials.

Distributors

We sell our products directly to approximately 90 distributors throughout the world. Distributors buy our products at a discount to list price and resell them on a non-exclusive basis to independent systems integrators, dealers and value-added resellers. Our distributors maintain their own inventory and accounts receivable, and are required to provide technical and non-technical support for our products to the next level of distribution participants. We work with our distributors to establish appropriate inventory stocking levels. We also work with our distributors to maintain relationships with our existing systems integrators, dealers and value-added resellers and to establish new distribution participant relationships. We also sell our products on a limited basis to certain systems integrators, dealers and value-added resellers who buy our products at a discount to list and resell them on a non-exclusive basis to end users.

Independent Integrators and Resellers

Our distributors sell our products worldwide to approximately 750 independent systems integrators, dealers and value-added resellers on a non-exclusive basis. While dealers, resellers and systems integrators all sell our products directly to the end users, systems integrators typically add significant value to each sale by combining our products with products from other manufacturers as part of a complex audiovisual system installation. Dealers and value-added resellers usually buy our products in large volumes and may bundle our products with products from other manufacturers for resale to the end user. We maintain close working ties with our distribution participants and offer them education and training on our all of our products.

Trade Shows and Industry Forums

We regularly attend industry forums and exhibit our products at trade shows to ensure our products remain highly visible to distributors and dealers, and to keep abreast of market trends.

Customers

No customer accounted for more than 10% of our total revenue during fiscal 2003, 2002 or 2001. In fiscal 2003, revenues in our product segment included sales to three distributors that represented approximately 42% of the segment’s revenues. We currently only report revenues in our product segment and revenues in that segment during fiscal 2005 include sales to three distributors that represent approximately 63% of our revenue. As discussed below, these distributors facilitate product sales to a large number of end users, none of which is known to account for more than 10% of our revenues from product sales. Nevertheless, the loss of one or more distributors could reduce revenues and have a material adverse effect on our business and results of operations.

Competition

The conferencing products market is characterized by intense competition and rapidly evolving technology. We have no single competitor for all of our product and service offerings, but we compete with various companies with respect to specific products and services. We believe we compete successfully as a result of the high quality of our products and technical support services as well as the strength of our brand.

With respect to our products, we believe the principal factors driving sales are product design, quality and functionality of products, establishment of brand name recognition, pricing, access to and penetration of distribution channels, quality of customer support, and a significant customer base.

In the audio conferencing systems market, our competitors include Polycom, Biamp Systems, Sony, Sound Control, Aethra, Cisco and other companies that offer conferencing systems. According to industry sources, during the 2003 calendar year, we had the largest share of the installed segment of the conferencing systems market, which we target with our Professional Audio Conferencing products. In the markets for our document cameras, competitors include Sony, Elmo, Ken-a-Vision, Samsung, Wolfvision and other manufacturers. Our microphones compete with the products of Shure, Audio Technica, Global Media and others. Our conferencing furniture products compete primarily with the products of Video Furniture International, Accuwood and Comlink.

In each of the markets in which we compete, most of our competitors may have access to greater financial, technical, manufacturing and marketing resources, and as a result they could respond more quickly or effectively to new technologies and changes in customer preferences. No assurances can be given that we can continue to compete effectively in the markets we serve.

Product Development

We are committed to research and development, and view our continued investment in research and development as a key ingredient to our long-term business success. Our research and development expenditures were approximately $3.0 million in fiscal 2003, $3.8 million in fiscal 2002 and $2.7 million in fiscal 2001.

Our core competencies in research and development include many audio technologies, including telephone echo cancellation, acoustic echo cancellation and noise cancellation. Our ability to use digital signal processing technology to perform audio processing operations is also a core competency. Our research and development efforts are supported by an internal computer aided design team that creates electrical schematics, printed circuit board designs, mechanical designs and manufacturing documentation. We believe the technology developed through this interactive process is critical to the performance of our products. We also believe that ongoing development of our core technological competencies is vital to maintaining and increasing future sales of our products and to enhancing new and existing products.

Manufacturing

Prior to June 2005, we manufactured and assembled most of our products in our manufacturing facility located at our corporate headquarters in Salt Lake City, Utah. We also subcontracted the manufacture of some products to a third-party contract manufacturer located in Southeast Asia. We also manufactured and continue to manufacture our furniture product line in our manufacturing facility located in Champlin, Minnesota.

We generally purchase our assembly components from distributors. We also buy a limited amount of components directly from fabricators located near our manufacturing facilities. Many of our suppliers are located in the United States.

While it is our policy to have a minimum of two vendor sources for components, certain electronic components used in the manufacture of our products can only be obtained from a single manufacturer and we are solely dependent upon these manufacturers to deliver such components to our suppliers so that they can meet our production needs. We do not have a written commitment from such suppliers to fulfill our future requirements. While our suppliers maintain an inventory of such components, no assurances can be given that such components will always be readily available, available at reasonable prices, available in sufficient quantities, or delivered in a timely fashion. If such components become unavailable, it is likely that we will experience delays, which could be significant, in the production and delivery of our products, unless and until we can otherwise procure the required component or components at competitive prices, if at all, or make product design changes. From time to time, we experience increased prices and increased lead times on certain of these key components that have limited availability. Any lack of availability of these components could have a material adverse effect on our ability to sell products and the related increase in prices would likely reduce our profit margins. Many of the components utilized by us in our manufacturing process are bonded by certain distributors and manufacturers, meaning that the component inventory will be kept “on-site” at vendor stock locations and managed by the vendors. The component inventory will then be sold to us on an as-required basis.

On August 1, 2005, we entered into a Manufacturing Agreement with Inovar, Inc., a Utah-based electronics manufacturing services provider (“Inovar”), pursuant to which we agreed to outsource our Salt Lake City manufacturing operations to Inovar. The agreement is for an initial term of three years, which shall automatically be extended for successive and additional terms of one year each unless terminated by either party upon 120 days’ advance notice at any time after the second anniversary of the agreement. The agreement generally provides, among other things, that Inovar shall: (i) furnish the necessary personnel, material, equipment, services and facilities to be the exclusive manufacturer of substantially all the products that were previously manufactured at our Salt Lake City, Utah manufacturing facility, and the non-exclusive manufacturer of a limited number of products, provided that the total cost to ClearOne (including price, quality, logistic cost and terms and conditions of purchase) is competitive; (ii) provide repair service and warranty support and proto-type services for new product introduction on terms to be agreed upon by the parties; (iii) purchase certain items of our manufacturing equipment; (iv) lease certain other items of our manufacturing equipment and have a one-year option to purchase such leased items; (v) have the right to lease our former manufacturing employees from a third party employee leasing company; and (vi) purchase the parts and materials on hand and in transit at our cost for such items with the purchase price payable on a monthly basis when and if such parts and materials are used by Inovar. The parties also entered into a one-year sublease for approximately 12,000 square feet of manufacturing space located in our headquarters in Salt Lake City, Utah, which sublease may be terminated by either party upon ninety days’ notice. The agreement provides that products shall be manufactured by Inovar pursuant to purchase orders submitted by us at purchase prices to be agreed upon by the parties, subject to adjustment based upon such factors as volume, long range forecasts, change orders etc. We also granted Inovar a right of first refusal to manufacture new products developed by us at a cost to ClearOne (including price, quality, logistic cost and terms and conditions of purchase) that is competitive.

For risks associated with our manufacturing strategy please see “Risk Factors” in Item 1.

Intellectual Property and Other Proprietary Rights

We believe that our success depends in part on our ability to protect our proprietary rights. We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality procedures to protect our proprietary rights. The laws of foreign countries may not protect our intellectual property to the same degree as the laws of the United States.

We generally require our employees, customers and potential distribution participants to enter into confidentiality and non-disclosure agreements before we disclose any confidential aspect of our technology, services or business. In addition, our employees are routinely required to assign to us any proprietary information, inventions or other technology created during the term of their employment with us. These precautions may not be sufficient to protect us from misappropriation or infringement of our intellectual property.

We currently have several patents issued or pending covering our conferencing products and technologies. The expiration dates of issued patents range from 2009 to 2010. We hold registered trademarks for ClearOne, XAP, MAX, AccuMic, Audio Perfect, Distributed Echo Cancellation, Gentner and others. We have also filed for trademarks for RAV and others.

Employees

As of July 31, 2005, we had 121 employees, 119 of whom were employed on a full-time basis, with 47 in sales, marketing and customer support, 40 in product development, 17 in manufacturing support and 17 in administration, including finance. None of our employees are subject to a collective bargaining agreement and we believe our relationship with our employees is good.

Acquisitions and Dispositions

During the fiscal year ended June 30, 2001, we completed the acquisition of ClearOne, Inc., a developer of video conferencing technology and audio conferencing products. We also completed the sale of the assets of the remote control portion of our RFM/Broadcast division to Burk Technology, Inc. During the fiscal year ended June 30, 2002, we completed the acquisitions of Ivron Systems, Ltd., a developer of videoconferencing technology and product, E.mergent, Inc., an integration services provider and manufacturer of cameras and conferencing furniture, and the sale of our court conferencing customer list and all contracts relating to our court conferencing services to CourtCall LLC. During the fiscal year ended June 30, 2003, we sold our broadcast telephone interface products, including the digital hybrid and TS-612 product lines, to Comrex Corporation and completed the acquisition of Stechyson Electronics Ltd., doing business as OM Video, an integration business services company. The total consideration for each acquisition was based on negotiations between ClearOne and the acquired company or its shareholders that took into account a number of factors of the business, including historical revenues, operating history, products, intellectual property and other factors. Each acquisition was accounted for under the purchase method of accounting. Each acquisition is summarized below and is discussed in more detail in the footnotes to the audited consolidated financial statements included in this report.

ClearOne, Inc. Acquisition. In May 2000, we entered into an agreement to purchase substantially all of the assets of ClearOne, Inc. for approximately $3.6 million consisting of $1.8 million of cash and 129,871 shares of our restricted common stock valued at $13.97 per share. The acquisition was consummated on July 5, 2000.

As of the acquisition date, we acquired tangible assets consisting of property and equipment of $473,000, deposits of $59,000, and inventory of $299,000. We recorded $924,000 of identifiable intangibles, $728,000 of in-process research and development, and $1.2 million in goodwill, resulting from the difference between the purchase price plus acquisition costs and the net assets acquired. We amortized goodwill of $1.2 million on a straight-line basis over four years until the adoption of SFAS No. 142 on July 1, 2002. Amortization of goodwill was $297,000 for each of the fiscal years ended June 30, 2002 and 2001.

We charged $728,000 to expense representing acquired in-process research and development that had not yet reached technological feasibility. We anticipated the technology would require an additional 18 to 20 months of development at a minimum cost of $1.2 million. The technology had no alternative future use. After the acquisition, we initially continued to develop the technology, however, we experienced significant difficulties in completing the development of the video conferencing technologies and subsequently determined that the technology was not viable and never brought the in-process video conferencing technology to market.

We continued to sell the acquired teleconferencing product until the fourth quarter of the fiscal year ended June 30, 2002. Due to declining sales, negative margins beginning in the fourth quarter of the year ended June 30, 2002, and management’s decision to stop investing in the acquired teleconferencing product, we determined that a triggering event had occurred in the fourth quarter of the fiscal year ended June 30, 2002. We performed an impairment test and determined that an impairment loss on the ClearOne assets should be recognized.

Sale of Assets to Burk Technology. On April 12, 2001, we sold the assets of the remote control portion of our RFM/Broadcast division to Burk Technology, Inc. (Burk), a privately held developer and manufacturer of broadcast facility control systems products. We retained the accounts payable of the remote control portion of the RFM/Broadcast division and Burk assumed obligations for unfilled customer orders and satisfying warranty obligations to existing customers and for inventory sold to Burk. However, we retained certain warranty obligations to Burk to ensure that all of the assets sold to Burk were in good operating condition and repair.

Consideration for the sale consisted of $750,000 in cash at closing, $1.8 million in the form of a seven-year promissory note, with interest at the rate of nine percent per year, and up to $700,000 as a commission over a period of up to seven years. The payments on the promissory note may be deferred based upon Burk not meeting net quarterly sales levels established within the agreement. The promissory note is secured by a subordinate security interest in the personal property of Burk. The gain on the sale is being recognized as cash is collected (as collection was not reasonably assured from Burk). The commission is based upon future net sales of Burk over base sales established within the agreement. We realized a gain on the sale of $200,000 for the 2003 fiscal year, $176,000 for the 2002 fiscal year, and $123,000 for the 2001 fiscal year. As of June 30, 2003, $1.5 million of the promissory note remained outstanding and we had received $20,000 in commissions.

Ivron Systems, Ltd. Acquisition. On October 3, 2001, we purchased all of the issued and outstanding shares of Ivron Systems, Ltd., of Dublin, Ireland. Under the terms of the original agreement, the shareholders of Ivron received $6.0 million of cash at closing of the purchase. As part of the purchase, all outstanding options to purchase Ivron shares were cancelled in consideration for a cash payment of $650,000. Further, under that agreement, after June 30, 2002, each former Ivron shareholder would be entitled to receive approximately .08 shares of our common stock for each Ivron share previously held by such shareholder, provided that certain video product development contingencies were achieved. This represented approximately 429,000 shares of common stock. Thereafter, for the fiscal years ending June 30, 2003 and 2004, the former Ivron shareholders would be entitled to share in up to approximately $17.0 million of additional cash and stock consideration provided that certain agreed upon earnings per share targets were achieved by us. In addition, former optionees of Ivron who remained with us were eligible to participate in a cash bonus program paid by us, based on our combined performance with Ivron in the fiscal years ending June 30, 2003 and 2004. The maximum amount payable under this cash bonus program was approximately $1.0 million.

As of the acquisition date, we acquired tangible assets consisting primarily of cash of $297,000, accounts receivable of $92,000, inventory of $337,000, and property and equipment of $22,000. We assumed liabilities consisting primarily of trade accounts payable of $174,000, and accrued compensation and other accrued liabilities of $264,000.

On March 26, 2002, we entered into negotiations with the former shareholders of Ivron to modify the terms of the original purchase agreement because, upon further analysis, certain aspects of the acquired technology did not meet the intended product objectives established in our original purchase negotiations.

The amendment, which was finalized on April 8, 2002, revised the contingent consideration that the Ivron shareholders would have been entitled to receive in subsequent years so that upon meeting certain gross profit targets for the “V-There” and “Vu-Link” set-top videoconferencing products, technologies, and sub-elements thereof (including licensed products), the former Ivron shareholders had the opportunity to receive up to 109,000 shares of our common stock, issuable in four installments, on a quarterly basis, through July 15, 2003. No performance targets were met and accordingly no contingent consideration was or will be paid.

Based on the modified purchase price determined under the terms of the amendment, we recorded intangible assets of $5.3 million related to developed technology, $1.1 million related to intellectual property, and goodwill of $218,000. Amortization expense of $446,000 was recorded for the developed technology for the period from October 3, 2001 to June 30, 2002. No amortization expense was recorded for goodwill. After the acquisition, we experienced significant difficulties in selling the acquired video conferencing products. Due to the phasing out of a product line occasioned by technological difficulties and negative projected cash flows, we determined that a triggering event had occurred during the fourth quarter of the fiscal year ended June 30, 2002. We performed an impairment test and determined that an impairment loss on the Ivron assets should be recognized. Subsequent to June 30, 2003, we discontinued selling the “V-There” and “Vu-Link” set-top videoconferencing products.

Sale of Court Conferencing Assets. As part of our conferencing services segment, our court conferencing customers engaged in the audio and/or video conferencing of legal proceedings including remote appearances in state and federal courts and/or administrative tribunals within the United States. On October 26, 2001, we sold our court conferencing customer list, including all contracts relating to its court conferencing services to CourtCall LLC and recognized a gain of $250,000.

E.mergent Acquisition. On May 31, 2002, we completed our acquisition of E.mergent, Inc. pursuant to the terms of an Agreement and Plan of Merger dated January 21, 2002 pursuant to which we paid $7.3 million of cash and issued 868,691 shares of our common stock valued at $16.55 per share to the former E.mergent stockholders.

In addition to the shares of our common stock issued, we assumed all options to purchase E.mergent common stock that were vested and outstanding on the acquisition date. These options were converted into the right to acquire a total of 4,158 shares of our common stock at a weighted average exercise price of $8.48 per share. A value of approximately $49,000 was assigned to these options using the Black-Scholes option pricing model.

As of the acquisition date, we acquired tangible assets consisting primarily of cash of $68,000, accounts receivable of $2.2 million, inventory of $3.3 million, property and equipment of $475,000 and other assets of $1.3 million. We assumed liabilities consisting primarily of accounts payable of $1.3 million, line of credit borrowings of $484,000, unearned maintenance revenue of $873,000, accrued compensation (other than severance) and other accrued liabilities of $656,000. We incurred severance costs of approximately $468,000 related to the termination of four E.mergent executives and seven other E.mergent employees as a result of duplication of positions upon consummation of the acquisition. In June 2002, $52,000 was paid to such individuals. The severance accrual as of June 30, 2002 of $416,000 was paid during the fiscal year ended June 30, 2003.

We recorded intangible assets of $1.1 million related to patents, $392,000 related to customer relationships, $215,000 related to a non-compete agreement, and goodwill of $17.1 million. Amortization expense of $437,000 was recorded for the intangible assets for the period from June 1, 2002 to June 30, 2003. In accordance with SFAS No. 142, no amortization expense was recorded for goodwill.

Our management at the time believed the E.mergent acquisition would complement our existing operations and our core competencies would allow us to acquire market share in the audio visual integration industry. However, our entry into the services business was perceived as a threat by our systems integrators and value-added resellers, many of whom we began competing against for sales. In order to avoid this conflict and maintain good relationships with our systems integrators and value-added resellers, we decided to stop pursuing new services contracts in the fourth quarter of the fiscal year ended June 30, 2003 which was considered a triggering event for evaluation of impairment. We ultimately exited the U.S. audiovisual integration market and subsequently sold our U.S. audiovisual integration business to M:Space in May of 2004. Although we continue to sell camera and furniture products acquired from E.mergent, our decision to exit the U.S. integration services market adversely affected the future cash flows of the E.mergent business unit. We determined that a triggering event occurred in the fourth quarter of the fiscal year ended June 30, 2003. We performed an impairment test and determined that an impairment loss on certain E.mergent assets should be recognized.

Sale of Broadcast Telephone Interface Business to Comrex. On August 23, 2002, we entered into an agreement with Comrex Corporation (Comrex). In exchange for $1.3 million, Comrex received certain inventory associated with our broadcast telephone interface product line, a perpetual software license to use our technology related to broadcast telephone interface products along with one free year of maintenance and support, and transition services for 90 days following the effective date of the agreement. The transition services included training, engineering assistance, consultation, and development services. We recognized $1.1 million in revenue related to this transaction in the fiscal year ended June 30, 2003.

We also entered into a manufacturing agreement to continue to manufacture additional product for Comrex for one year following the agreement described above on a when-and-if needed basis. Comrex agreed to pay the Company for any additional product on a per item basis of cost plus 30%.

OM Video Acquisition. On August 27, 2002, we purchased all of the outstanding shares of Stechyson Electronics Ltd., doing business as OM Video, an audiovisual integration firm headquartered in Ottawa, Canada. Under the terms of the agreement, the shareholders of OM Video received $6.3 million in cash at closing. During the fiscal years ended June 30, 2003 and 2004, we paid an additional $500,000 of a potential $600,000 that was held pending verification of certain representations and warranties made in connection with the acquisition. During the second quarter of fiscal 2003, we also paid $750,000 of a potential $800,000 earn-out provision. No further payment related to the holdback or contingent consideration will be paid.

As of the acquisition date, we acquired tangible assets consisting primarily of cash of $193,000, accounts receivable of $470,000, inventory of $122,000, property and equipment of $145,000 and prepaid expenses of $6,000. We assumed liabilities consisting primarily of accrued liabilities of $378,000 and accrued tax liabilities of $221,000. We also obtained a non-competition agreement with a term of two years from the former owner of OM Video.

Our management at the time believed the OM Video acquisition would complement our existing operations and our core competencies would allow us to acquire market share in the audio visual integration industry. However, our entry into the services business was perceived as a threat by our systems integrators and value-added resellers, many of whom we began competing against for sales. In order to avoid this conflict and maintain good relationships with our systems integrators and value-added resellers, we deemphasized the audiovisual integration market serving the Ottawa Canada region beginning in the fourth quarter of the fiscal year ended June 30, 2003. This decision was considered a triggering event for evaluation of impairment. On March 4, 2005, we sold all of our Canadian audio visual integration business. On June 30, 2003, we performed an impairment test and determined that an impairment loss on the OM Video assets should be recognized.

Risk Factors

Investors should carefully consider the risks described below. The risks described below are not the only ones we face, and there are risks that we are not presently aware of or that we currently believe are immaterial that may also impair our business operations. Any of these risks could harm our business. The trading price of our common stock could decline significantly due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K, including our consolidated financial statements and related notes.

Risks Relating to Our Business

We face intense competition in all of the markets for our products and services, and our operating results will be adversely affected if we cannot compete effectively against other companies.

As described in more detail in the section entitled “Competition,” the markets for our products and services are characterized by intense competition and pricing pressures and rapid technological change. We compete with businesses having substantially greater financial, research and development, manufacturing, marketing, and other resources. If we are not able to continually design, manufacture, and successfully introduce new or enhanced products or services that are comparable or superior to those provided by our competitors and at comparable or better prices, we could experience pricing pressures and reduced sales, profit margins, profits, and market share, each of which could have a materially adverse effect on our business.

Difficulties in estimating customer demand in our products segment could harm our profit margins.

Orders from our distributors and other distribution participants are based on demand from end-users. Prospective end user demand is difficult to measure. This means that our revenues in any fiscal quarter could be adversely impacted by low end user demand, which could in turn negatively affect orders we receive from distributors and dealers. Our expectations for both short- and long-term future net revenues are based on our own estimates of future demand.

Revenues for any particular time period are difficult to predict with any degree of certainty. We usually ship products within a short time after we receive an order; so consequently, backlog has not been a good indicator of future revenues. We believe that the current level of backlog will fluctuate dependent in part on our ability to forecast revenue mix and plan our manufacturing accordingly. A significant portion of our customers’ orders are received in the last month of the quarter. We budget the amount of our expenses based on our revenue estimates. If our estimates of sales are not accurate and we experience unforeseen variability in our revenues and operating results, we may be unable to adjust our expense levels accordingly and our profit margins will be adversely affected.

Our profitability may be adversely affected by our continuing dependence on our distribution channels.

We market our products primarily through a network of distributors who in turn sell our products to systems integrators, dealers and value-added resellers. All of our agreements with such distributors and other distribution participants are non-exclusive, terminable at will by either party and generally short-term, with the exception of one exclusive installed audio distribution agreement for the United Kingdom and Southern Ireland. No assurances can be given that any or all such distributors or other distribution participants will continue their relationship with us. Distributors and to a lesser extent systems integrators, dealers and value-added resellers cannot easily be replaced and the loss of revenues and our inability to reduce expenses to compensate for the loss of revenues could adversely affect our net revenues and profit margins.

Although we rely on our distribution channels to sell our products, our distributors and other distribution participants are not obligated to devote any specified amount of time, resources or efforts to the marketing of our products or to sell a specified number of our products. There are no prohibitions on distributors or other resellers offering products that are competitive with our products and most do offer competitive products. The support of our products by distributors and other distribution participants may depend on the competitive strength of our products and the price incentives we offer for their support. If our distributors and other distribution participants are not committed to our products, our revenues and profit margins may be adversely affected.

General economic conditions may have an adverse impact on our revenues.

General economic conditions have, in the past, and may continue to lead to reductions in capital expenditures on technology by end user customers of our products. While there have been indications of improvement in the global economy and its impact on technology spending, constraints still exist and may have an adverse impact on our future revenues.

We depend on a limited number of suppliers for components and the inability to obtain sufficient supplies of components could adversely affect our product sales.

While it is our policy to have a minimum of two vendor sources for components, certain components used in the manufacture of our products can only be obtained from a single manufacturer and we are solely dependent upon these manufacturers to deliver such components to our suppliers so that they can meet our delivery schedules. We do not have a written commitment from such suppliers to fulfill our future requirements. While our suppliers maintain an inventory of such components, no assurances can be given that such components will always be readily available, available at reasonable prices, available in sufficient quantities, or delivered in a timely fashion. If such components become unavailable, it is likely that we will experience delays, which could be significant, in the production and delivery of our products, unless and until we can otherwise procure the required component or components at competitive prices, if at all. We have experienced increased prices and increased lead times on certain of these key components that have limited availability. Any lack of availability of these components could have a material adverse effect on our ability to sell products and the related increase in prices would likely reduce our profit margins.

Furthermore, suppliers of some of these components may become our competitors, which might also affect the availability of key components to us. It is possible that other components required in the future may necessitate custom fabrication in accordance with specifications developed or to be developed by us. Also, in the event we, or any of the manufacturers whose products we expect to utilize in the manufacture of our products, are unable to develop or acquire components in a timely fashion, our ability to achieve production yields, revenues and net income may be adversely affected.

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

Product development delays or defects could harm our competitive position and reduce our revenues.

We have, in the past, and may again experience technical difficulties and delays with the development and introduction of new products. The products we develop contain sophisticated and complicated components and utilize manufacturing techniques involving new technologies. Potential difficulties in the development process that could be experienced by us include difficulty in:

•	meeting required specifications;

•	hiring a sufficient number of developers;

•	developing and testing products; and

•	achieving necessary manufacturing efficiencies.

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

We currently rely primarily on a combination of trade secrets, copyrights, trademarks, patents and nondisclosure agreements to establish and protect our proprietary rights in our products. No assurances can be given that others will not independently develop similar technologies, or duplicate or design around aspects of our technology. In addition, we cannot assure you that any patent or registered trademark owned by us will not be invalidated, circumvented or challenged or that the rights granted thereunder will provide competitive advantages to us. Litigation may be necessary to enforce our intellectual property rights. We believe our products and other proprietary rights do not infringe upon any proprietary rights of third parties. We cannot assure you, however, that third parties will not assert infringement claims in the future. Our industry is characterized by vigorous protection of intellectual property rights. Such claims and litigation are expensive and could divert management’s attention, regardless of their merit. In the event of a claim, we might be required to license third party technology or redesign our products, which may not be possible or economically feasible.

We currently hold only a limited number of patents. To the extent that we have patentable technology for which we have not filed patent applications, others may be able to use such technology or even gain priority over us by patenting such technology themselves.

International sales account for a significant portion of our net revenue and risks inherent in international sales could harm our business.

International sales represent a significant portion of our total sales from continuing operations. For example, international sales represented 26% of our total sales from continuing operations for fiscal 2003, 10% for fiscal 2002 and 12% for fiscal 2001. We anticipate that the portion of our total revenue from international sales will continue to increase as we further enhance our focus on developing new products, establishing new distribution partners, strengthening our presence in key growth areas, and improving product localization with country-specific product documentation and marketing materials. Our international business is subject to the financial and operating risks of conducting business internationally, including:

•	unexpected changes in, or the imposition of, additional legislative or regulatory requirements;

•	fluctuating exchange rates;

•	tariffs and other barriers;

•	difficulties in staffing and managing foreign subsidiary operations;

•	export restrictions;

•	greater difficulties in accounts receivable collection and longer payment cycles;

•	potentially adverse tax consequences; and

•	potential hostilities and changes in diplomatic and trade relationships.

Our sales in the international market are denominated in U.S. Dollars, with the exception of sales through our wholly owned subsidiary, ClearOne Communications of Canada, Inc. (ClearOne Canada d.b.a. OM Video), whose sales were denominated in Canadian Dollars until March 4, 2005, when the subsidiary was sold to a third party. Consolidation of ClearOne Canada’s financial statements with ours, under U.S. generally accepted accounting principles, required remeasurement of the amounts stated in ClearOne Canada’s financial statements to U.S. Dollars, which was subject to exchange rate fluctuations. We did not undertake hedging activities that might protect us against such risks.

We may not be able to hire and retain highly skilled employees, which could affect our ability to compete effectively and may cause our revenue and profitability to decline.

We depend on highly skilled technical personnel to research and develop, market and service new and existing products. To succeed, we must hire and retain employees who are highly skilled in the rapidly changing communications and Internet technologies. Individuals who have the skills and can perform the services we need to provide our products and services are in great demand. Because the competition for qualified employees in our industry is intense, hiring and retaining employees with the skills we need is both time-consuming and expensive. We might not be able to hire enough skilled employees or retain the employees we do hire. Our inability to hire and retain employees with the skills we seek could hinder our ability to sell our existing products, systems, or services or to develop new products, systems, or services with a consequent adverse effect on our business.

Our reliance on third-party technology or license agreements.

We have licensing agreements with various suppliers for software and hardware incorporated into our products. These third-party licenses may not continue to be available to us on commercially reasonable terms, if at all. The termination or impairment of these licenses could result in delays of current product shipments or delays or reductions in new product introductions until equivalent designs could be developed, licensed and integrated, if at all possible, which would have a material adverse effect on our business.

Our reliance on international outsource manufacturing strategy.

We have an agreement with an international manufacturer for the manufacture of our MAX® product line. We use a facility in China. Should there be any disruption in services due to natural disaster, economic or political difficulties in China, quarantines or other restrictions associated with infectious diseases, or other similar events, or any other reason, such disruption would have a material adverse effect on our business. A delay in shipping these products due to an interruption in the manufacturer’s operations would have a negative impact on our revenues. Operating in the international environment exposes us to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, and potentially adverse tax consequences, which could materially affect our results of operations.

Our sales depend to a certain extent on government funding and regulation.

In the conferencing market, the revenues generated from sales of our audio conferencing products for distance learning and courtroom facilities are dependent on government funding. In the event government funding for such initiatives was reduced or became unavailable, our sales could be negatively impacted. Additionally, many of our products are subject to governmental regulations. New regulations could significantly impact sales in an adverse manner.

We may have difficulty in collecting outstanding receivables.

We grant credit without requiring collateral to substantially all of our customers. If there were a recurrence of economic uncertainty or an economic slowdown, the risks relating to the granting of such credit would increase. Although we monitor and mitigate the risks associated with our credit policies, we cannot assure you that such mitigation will be effective. We have experienced losses due to customers failing to meet their obligations. Future losses could be significant and, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition.

Interruptions to our business could adversely affect our operations.

As with any company, our operations are at risk of being interrupted by earthquake, fire, flood, and other natural and human-caused disasters, including terrorist attacks and disease. Our operations are also at risk of power loss, telecommunications failure, and other infrastructure and technology based problems. To help guard against such risks, we carry business interruption loss insurance with coverage of up to $5.4 million to help compensate us for losses that may occur.

Risks Relating to Our Company

Many of our officers and key personnel have recently joined the company or have only worked together for a short period of time.

We have recently made several significant changes to our senior management. In July 2004 we named a new President and Chief Executive Officer, who had been serving as our Vice President of Product Development since December 2003. In addition we hired a new Chief Financial Officer in July 2004, a Vice President of Worldwide Sales and Marketing in November 2004, a Vice President of Operations in December 2004. In January 2005, we named a new Vice President of Product Line Management, who had been serving as our Director of Research and Development. As a result of these recent changes in senior management, many of our officers and other key personnel have only worked together for a short period of time. The failure to successfully integrate senior management could have an adverse impact on our business operations, including reduced sales, confusion with our channel partners and delays in new product introductions.

We are not current in the filing of reports with the SEC and the SEC could initiate enforcement proceedings against us at any time.

We are not current in the filing of reports with the SEC and the SEC could initiate enforcement proceedings against us at any time, including proceedings to suspend trading of our securities.

Our directors and officers own 19.6% of the Company and may exert control over us.

Our officers and directors together have beneficial ownership of approximately 19.6% of our common stock (including options that are currently exercisable or exercisable within 60 days of July 31, 2005). With this significant holding in the aggregate, the officers and directors, acting together, could exert control over us and may be able to delay or prevent a change in control.

Our stock price fluctuates as a result of the conduct of our business and stock market fluctuations.

The market price of our common stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price of our common stock may be significantly affected by a variety of factors, including:

•	statements or changes in opinions, ratings or earnings estimates made by brokerage firms or industry analysts relating to the market in which we do business or relating to us specifically;

•	disparity between our reported results and the projections of analysts;

•	the announcement of new products or product enhancements by us or our competitors;

•	technological innovations by us or our competitors;

•	quarterly variations in our results of operations;

•	general market conditions or market conditions specific to technology industries;

•	domestic and international economic conditions;

•	our ability to report financial information in a timely manner; and

•	the markets in which our stock is traded.

ITEM 2.	PROPERTIES

Our principal administrative, sales, marketing, customer support and research and development facility is located in our headquarters in Salt Lake City, Utah. Most of our product manufacturing and warehousing operations are also located in our Salt Lake City headquarters. We currently occupy a 51,760 square-foot facility under the terms of an operating lease expiring in October 2006. We believe the facility will be reasonably adequate to meet our needs for the next 12 months.

From July 1, 2004 through February 28, 2005, we sublet 5,416 square feet of space in our headquarters building to Premiere Conferencing, the purchaser of our conferencing services business. On August 1, 2005, we entered into a one-year sublease with Inovar, Inc. with respect to the 12,000 square foot manufacturing facility in our headquarters building in connection with the outsourcing of our manufacturing operations. Such space had been provided to Inovar on a rent-free basis from June 20 to July 31, 2005, pending execution of definitive agreements.

Our conference furniture manufacturing and warehousing operations are conducted from a facility totaling 17,520 square feet located in Champlin, Minnesota. We lease this facility under a lease agreement that expires in September 2007. We believe the facility will be reasonably adequate to meet our needs for the next 12 months.

Our wholly owned United Kingdom subsidiary, ClearOne Communications Limited, rents an office in Oxfordshire, England, consisting of 250 square feet. The office space is rented under a managed office arrangement which requires 90 days notice to terminate the agreement.

Our wholly owned subsidiary, ClearOne Communications of Canada, Inc. d/b/a OM Video, leased a facility in Ottawa, Canada consisting of 16,190 square feet. We leased this facility under a lease agreement that expires in July 2005. As discussed herein, we sold this subsidiary in March 2005.

Our wholly owned subsidiary, ClearOne Communications EuMEA, GmbH, leased an office in Nuremberg, Germany, consisting of 200 square meters. This office was closed in December 2004 and the lease was terminated.

We previously rented sales offices located in Des Moines, Iowa on a month-to-month basis but such leases were terminated in December 2002. We also leased a sales office in Westmont, Illinois pursuant to a lease that expired in July 2004.

Our U.S. business services operations were conducted from a facility totaling 25,523 square feet located in Golden Valley, Minnesota. We leased these facilities under a lease agreement that expired in December 2004. We negotiated an early buyout of the lease effective June 2004.

We leased an office in Woburn, Mass. that we initially acquired through the purchase of ClearOne, Inc. in July 2000. The facility consisted of 2,206 square feet. We negotiated an early buyout of the lease effective September 2003.

Our wholly owned subsidiary, Gentner Communications Limited, leased an office in Dublin, Ireland for research and development related to video conferencing. The facility consisted of 431 square meters, of which we sublet 129 square meters to a third party effective July 2002. We negotiated an early buyout of the lease effective November 2002.

ITEM 3.	LEGAL PROCEEDINGS

In addition to the legal proceedings described below, we are also involved from time to time in various claims and other legal proceedings which arise in the normal course of our business. Such matters are subject to many uncertainties and outcomes that are not predictable. However, based on the information available to us today, we do not believe any such other proceedings will have a material, adverse effect on our financial condition or results of operations.

The SEC Action. On January 15, 2003, the U.S. Securities and Exchange Commission filed a civil complaint against ClearOne, Frances Flood, then ClearOne’s Chairman, Chief Executive Officer and President, and Susie Strohm, then ClearOne’s Chief Financial Officer, in the U.S. District Court for the District of Utah, Central Division. The complaint alleged that from the quarter ended March 31, 2001, the defendants engaged in a program of inflating ClearOne’s revenues, net income and accounts receivable by engaging in improper revenue recognition in violation of generally accepted accounting principles (GAAP), and Section 17(a) of the Securities Act of 1933 and Sections 10(b), 13(a) and 13(b) of the Securities Exchange Act of 1934, and various regulations promulgated thereunder. Following the filing of the complaint, we placed Ms. Flood and Ms. Strohm on administrative leave and they subsequently resigned from their positions with the Company. On December 4, 2003, we settled the SEC action by entering into a consent decree in which, without admitting or denying the allegations of the complaint, we consented to the entry of a permanent injunction prohibiting future securities law violations. No fine or penalty was assessed against the Company as part of the settlement.

On February 20, 2004, Ms. Flood and Ms. Strohm settled the SEC action by entering into consent decrees wherein, without admitting or denying the allegations of the complaint, they each consented to the entry of a permanent injunction prohibiting future violations of the antifraud, reporting, and issuer books and records requirements of the federal securities laws. The order against Ms. Flood also provided for disgorgement in the amount of $71,000 along with prejudgment interest of $2,882, a civil penalty in the amount of $71,000, and prohibited Flood from acting as an officer or director of any issuer that has a class of securities registered pursuant to Section 12 of the Exchange Act or that is required to file reports pursuant to Section 15(d) of the Exchange Act. The order against Ms. Strohm also provided for disgorgement in the amount of $25,000 together with prejudgment interest in the amount of $1,015 and a civil penalty in the amount of $25,000. The final settlement of the SEC action as to Ms. Flood and Ms. Strohm satisfied the condition precedent contained in the employment separation agreements entered into by the Company with each of such persons on December 5, 2003 (See Item 11. Executive Compensation: Employment Contracts and Termination of Employment and Change-in-Control Agreements).

The Whistleblower Action. On February 11, 2003, our former vice president of sales filed a whistleblower claim with the Occupational Safety and Health Administration (OSHA) under the employee protection provisions of the Sarbanes-Oxley Act alleging that the Company had wrongfully terminated his employment for reporting the Company’s alleged improper revenue recognition practices to the SEC in December 2002, which precipitated the SEC action against the Company. In February 2004, OSHA issued a preliminary order in favor of the former officer, ordering that he be reinstated with back pay, lost benefits, and attorney’s fees. The former officer had also filed a separate lawsuit against the Company in the United States District Court for the District of Utah, Central Division, alleging various employment discrimination claims. In May 2004, the Administrative Law Judge approved a settlement agreement with the former officer pursuant to which he released the Company from all claims asserted by him in the OSHA proceeding and the federal court action in exchange for a cash payment by the Company. The settlement did not have a material impact on the Company's results of operations or financial condition.

The Shareholders’ Class Action. On June 30, 2003, a Consolidated Complaint was filed in the U.S. District Court for the District of Utah, Central Division, against the Company, eight present or former officers and directors of the Company, and Ernst & Young LLP (Ernst & Young), the Company’s former independent registered public accountants, by a class consisting of purchasers of the Company’s common stock during the period from April 17, 2001 through January 15, 2003. The action followed the consolidation of several previously filed class action complaints and the appointment of lead counsel for the class. The allegations in the complaint were essentially the same as those contained in the SEC complaint described above. On December 4, 2003, the Company, on behalf of itself and all other defendants with the exception of Ernst & Young, entered into a settlement agreement with the class pursuant to which we agreed to pay the class $5.0 million and issue the class 1.2 million shares of our common stock. The cash payment was made in two equal installments, the first on November 10, 2003 and the second on January 14, 2005. On May 23, 2005, the court order was amended to provide that odd-lot numbers of shares (99 or fewer shares) will not be issued from the settlement fund and claimants who would otherwise be entitled to receive 99 or fewer shares will be paid cash in lieu of such odd-lot number of shares. As of the date hereof, 228,000 shares of our common stock have been issued to the class and we plan to complete the issuance of the remaining shares in the near future in accordance with the terms of the court order, subject to the receipt of any required approvals from state regulatory authorities.

The Shareholder Derivative Actions. Between March and August, 2003, four shareholder derivative actions were filed in the Third Judicial District Court of Salt Lake County, State of Utah, by certain shareholders of the Company against various present and past officers and directors of the Company and against Ernst & Young. The complaints asserted allegations similar to those asserted in the SEC action and shareholders’ class action described above and also alleged that the defendant directors and officers violated their fiduciary duties to the Company by causing or allowing the Company to recognize revenue in violation of GAAP and issue materially misstated financial statements, and that Ernst & Young breached its professional responsibilities to the Company and acted in violation of GAAP and generally accepted accounting standards by failing to identify or prevent the alleged revenue recognition violations and by issuing unqualified audit opinions with respect to the Company’s 2002 and 2001 financial statements. One of these actions was dismissed without prejudice on June 13, 2003. As to the other three actions, our board of directors appointed a special litigation committee of independent directors to evaluate the claims. That committee determined that the maintenance of the derivative proceedings against the individual defendants was not in the best interest of the Company. Accordingly, on December 12, 2003, we moved to dismiss those claims. In March 2004, our motions were granted, and the derivative claims were dismissed with prejudice as to all defendants except Ernst & Young. The Company was substituted as the plaintiff in the action and is now pursuing in its own name the claims against Ernst & Young.

The Insurance Coverage Action. On February 9, 2004, ClearOne and Edward Dallin Bagley (Bagley), a director and significant shareholder of ClearOne, jointly filed an action in the United States District Court for the District of Utah, Central Division, against National Union Fire Insurance Company of Pittsburgh, Pennsylvania and Lumbermens Mutual Insurance Company, the carriers of certain prior period directors and officers liability insurance policies, to recover the costs of defending and resolving claims against certain of our present and former directors and officers in connection with the SEC action, the shareholders’ class action and the shareholder derivative actions described above, and seeking other damages resulting from the refusal of such carriers to timely pay the amounts owing under such liability insurance policies. This action has been consolidated into a declaratory relief action filed by one of the insurance carriers on February 6, 2004 against ClearOne and certain of its current and former directors. In this action, the insurers assert that they are entitled to rescind insurance coverage under our directors and officers’ liability insurance policies, $3.0 million of which was provided by National Union and $2.0 million which was provided by Lumbermens Mutual, based on alleged misstatements in our insurance applications. In February 2005, we entered into a confidential settlement agreement with Lumbermens Mutual pursuant to which ClearOne and Bagley received a lump sum cash amount and the plaintiffs agreed to dismiss their claims against Lumbermens Mutual with prejudice. The cash settlement will be held in a segregated account until the claims involving National Union have been resolved, at which time the amounts received in the action will be allocated among the Company and Bagley. The amount distributed to the Company and Bagley will be determined based on future negotiations between the Company and Bagley. We are vigorously pursuing our claims against National Union although no assurances can be given that we will be successful. ClearOne and Bagley have entered into a Joint Prosecution and Defense Agreement in connection with the action.

The Pacific Technology & Telecommunications Collection Action. On August 12, 2003, we initiated a commercial arbitration proceeding against Pacific Technology & Telecommunications (PT&T), a former distributor, seeking to collect approximately $1.8 million that PT&T owed ClearOne for inventory purchased but not paid for. PT&T denied our claim and asserted counterclaims. Subsequently, on April 20, 2004, PT&T filed for protection under Chapter 7 of the United States Bankruptcy Code, which had the effect of staying the proceeding. Following PT&T’s bankruptcy filing, the Company successfully negotiated a settlement with the bankruptcy trustee. Under the settlement, which has been approved by the bankruptcy court, the Company paid $25,000 and obtained the right to recover all unsold ClearOne inventory held by PT&T and the right to pursue on the basis of an assignment any claims that PT&T may have against any of its own officers or directors, subject, however, to a maximum recovery of $800,000. The Company is currently in the process of investigating whether any such claims exist and, if so, whether it would be in the Company’s best interest to pursue them given the anticipated legal expenses and the uncertainties of being able to collect any resulting favorable judgment. The settlement also resulted in the release and dismissal with prejudice of all of PT&T’s claims against the Company. To date, the Company has not recovered any inventory held by PT&T.

U.S. Attorney’s Investigation. As previously announced on January 28, 2003, the Company has been advised that the U.S. Attorney’s Office for the District of Utah has begun an investigation stemming from the complaint in the SEC action described above. No pleadings have been filed to date and the Company is cooperating fully with the U.S. Attorney’s Office.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders during the fourth quarter ended June 30, 2003.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock traded under the symbol CLRO on the Nasdaq National Market System (“NASDAQ”) until April 21, 2003. Our shares were delisted from NASDAQ effective as of the opening of trading on April 21, 2003, due to our failure to timely file SEC reports and public interest concerns relating to the SEC complaint filed on January 15, 2003. Since April 21, 2003, our common stock has been traded on the National Quotation Bureau’s Pink Sheets under the symbol “CLRO.” The following table sets forth the high and low sales prices for the common stock for each quarter during the last three fiscal years. On August 10, 2005, the closing price for our common stock on the Pink Sheets was $3.95.

2001	Market	High	Low
First Quarter	NASDAQ	$17.13	$12.00
Second Quarter	NASDAQ	16.44	8.50
Third Quarter	NASDAQ	15.69	9.75
Fourth Quarter	NASDAQ	14.30	9.50

2002		High	Low
First Quarter	NASDAQ	$18.72	$9.80
Second Quarter	NASDAQ	22.94	15.03
Third Quarter	NASDAQ	18.99	12.30
Fourth Quarter	NASDAQ	18.80	13.25

2003		High	Low
First Quarter	NASDAQ	$14.69	$3.31
Second Quarter	NASDAQ	5.45	2.82
Third Quarter	NASDAQ/Pink Sheets	4.68	1.38
Fourth Quarter	Pink Sheets	3.05	0.09

Shareholders

As of July 29, 2005, there were 451 shareholders of record of our common stock, including broker dealers and clearing corporations who hold shares for their customers, each of which is counted as a single shareholder.

Dividends

We have not paid a cash dividend on our common stock and do not anticipate doing so in the foreseeable future. We intend to retain earnings to fund future capital requirements, growth and product development.

Equity Compensation Plan Information

The following table sets forth information as of June 30, 2003 with respect to compensation plans under which equity securities of ClearOne are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	( c )
Equity compensation plans approved by security holders	2,122,756	$6.89	496,668
Equity compensation plans not approved by security holders	0	0.00	0
Total	2,122,756	$6.89	496,668

Stock Repurchase program. During fiscal 2001, we repurchased 20,300 shares of our common stock on the open market at prices ranging from $10.58 to $14.16, for an aggregate purchase price of $244,000. All repurchased shares were retired. This stock repurchase program expired in October 2001.

During fiscal 2003, we repurchased 125,000 shares on the open market at prices ranging from $3.06 to $3.60, for an aggregate purchase price of $430,000. All repurchased shares were retired. This stock repurchase program expired in October 2003 and we have not repurchased any additional securities since that time.

Private Placement of Common Stock. On December 11, 2001, we completed a private placement of 1,500,000 shares of our common stock, from which we received net proceeds of approximately $23.8 million, after deducting costs and expenses associated with the private placement. In connection with the offering, we issued warrants to the placement agent entitling it to purchase up to 150,000 shares of our common stock at an exercise price of $17.00 per share through November 27, 2006.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data has been derived from our audited Consolidated Financial Statements. For the fiscal years ended June 30, 2002 and 2001, the data in the table below is restated to reflect the restatement of results for those years (see below and Note 3. Restatement and reclassifications of previously issued financial statements in Item 8 of this report). For the fiscal years ended June 30, 2000 and 1999, the selected financial data in the table below is presented on an unaudited basis, to reflect prior period adjustments resulting from the re-audit of subsequent fiscal years. The results presented below for the fiscal years ended June 30, 2000 and 1999 have not been re-audited and are unaudited. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except share data)

	Years Ended June 30,
	2003	2002	2001	2000	1999
		(restated)	(restated)	(unaudited)	(unaudited)
Operating results:
Net revenue	$57,585	$43,362	$34,137	$27,918	$20,268
Costs and expenses:
Cost of goods sold	35,301	22,172	15,133	11,175	8,908
Marketing and selling	12,187	10,739	7,711	6,200	4,313
General and administrative	18,011	5,345	4,198	3,214	2,545
Product development	2,995	3,810	2,747	1,271	1,195
Impairment losses	26,001	7,115	-	-	-
Gain on sale of assets	-	(250)	-	-	-
Purchased in-process research and development	-	-	728	-	-
Operating income (loss)	(36,910)	(5,569)	3,620	6,058	3,307
Other income (expense)	(96)	132	188	153	(78)
Income (loss) from continuing operations before income taxes	(37,006)	(5,437)	3,808	6,211	3,229
Provision (benefit) for income taxes	(834)	1,400	1,050	2,229	1,209
Income (loss) from continuing operations	(36,172)	(6,837)	2,758	3,982	2,020
Income from discontinued operations, net of applicable income taxes	-	-	737	427	524
Gain on disposal of business segment, net of applicable income taxes	200	176	123	-	-
Net income (loss)	$(35,972)	$(6,661)	$3,618	$4,409	$2,544

Earnings (loss) per common share:
Basic earnings (loss) from continuing operations	$(3.23)	$(0.71)	$0.32	$0.48	$0.25
Diluted earnings (loss) from continuing operations	$(3.23)	$(0.71)	$0.30	$0.46	$0.24
Basic earnings from discontinued operations	$0.02	$0.02	$0.10	$0.05	$0.06
Diluted earnings from discontinued operations	$0.02	$0.02	$0.09	$0.04	$0.06
Basic earnings (loss)	$(3.21)	$(0.69)	$0.42	$0.53	$0.31
Diluted earnings (loss)	$(3.21)	$(0.69)	$0.39	$0.50	$0.30
Weighted average shares outstanding:
Basic	11,183,339	9,588,118	8,593,725	8,269,941	8,080,536
Diluted	11,183,339	9,588,118	9,194,009	8,740,209	8,468,884

	As of June 30,
	2003	2002	2001	2000	1999
		(restated)	(restated)	(unaudited)	(unaudited)
Financial data:
Current assets	$26,917	$36,312	$17,604	$15,116	$9,282
Property, plant and equipment, net	6,768	8,123	5,681	3,050	2,126
Total assets	35,276	63,876	25,311	18,220	11,519
Long-term debt, net of current maturities	931	-	-	-	-
Capital leases, net of current maturities	1,215	2,016	1,680	230	455
Total stockholders' equity	18,743	53,892	20,728	15,073	8,352

Quarterly Financial Data (Unaudited)

The financial data in this Annual Report on Form 10-K for the quarter ended September 30, 2002, and for each of the quarters in the fiscal years ending June 30, 2002 and 2001 has been restated from amounts previously reported on Forms 10-Q and Forms 10-K. A discussion of the restatement in relation to the affected quarters is provided in Note 3 to our audited consolidated financial statements - Restatement and Reclassification of Previously Issued Consolidated Financial Statements. An overview of the restatement is provided in the introduction to Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal 2003 Quarters Ended
	(in thousands)
	As of Sept. 30		As of Dec. 31	As of Mar. 31	As of June 30
	(as previously reported)	(restated)
Net revenue	$12,998	$13,818	$14,184	$15,258	$14,325
Cost of goods sold	(7,440)	(11,922)	(6,357)	(10,169)	(6,853)
Operating expenses	(6,398)	(6,569)	(13,129)	(7,120)	(6,375)
One-time charges	(1,947)	-	-	-	-
Impairment charges	-	-	-	-	(26,001)
Other (income) expense	77	(11)	(40)	(12)	(34)
Gain on sale of product line	1,112	-	-	-	-
Loss from continuing operations before income taxes	(1,598)	(4,684)	(5,342)	(2,043)	(24,938)
Benefit for income taxes	(439)	(314)	(358)	(137)	(25)
Loss from continuing operations	(1,159)	(4,370)	(4,984)	(1,906)	(24,913)
Income from discontinued operations	-	59	59	24	58
Net loss	$(1,159)	$(4,311)	$(4,925)	$(1,882)	$(24,855)

Basic (loss) per common share:
Continuing operations	$(0.10)	$(0.39)	$(0.44)	$(0.17)	$(2.23)
Discontinued operations	-	0.01	0.01	-	0.01
Basic (loss) per common share	$(0.10)	$(0.38)	$(0.43)	$(0.17)	$(2.22)
Diluted (loss) per common share:
Continuing operations	$(0.10)	$(0.39)	$(0.44)	$(0.17)	$(2.23)
Discontinued operations	-	0.01	0.01	-	0.01
Diluted (loss) per common share	$(0.10)	$(0.38)	$(0.43)	$(0.17)	$(2.22)

	Fiscal 2002 Quarters Ended
	(in thousands)
	As of Sept. 30		As of Dec. 31
	(as previously reported)	(restated)	(as previously reported)	(restated)
Net revenue	$11,220	$9,963	$12,582	$12,590
Cost of goods sold	(4,582)	(4,423)	(5,057)	(5,484)
Operating expenses	(4,501)	(4,304)	(5,211)	(4,487)
Impairment charges	-	-	-	-
Other (income) expense	145	71	66	(67)
Income from continuing operations before income taxes	2,282	1,307	2,380	2,552
Provision for income taxes	870	393	888	766
Income from continuing operations	1,412	914	1,492	1,786
Income from discontinued operations	-	-	-	-
Net income	$1,412	$914	$1,492	$1,786

Basic earnings per common share:
Continuing operations	$0.16	$0.11	$0.17	$0.20
Discontinued operations	-	-	-	-
Basic earnings per common share	$0.16	$0.11	$0.17	$0.20
Diluted earnings per common share:
Continuing operations	$0.16	$0.10	$0.16	$0.18
Discontinued operations	-	-	-	-
Diluted earnings per common share	$0.16	$0.10	$0.16	$0.18

	Fiscal 2002 Quarters Ended
	(in thousands)
	As of Mar. 31		As of June 30
	(as previously reported)	(restated)	(as previously reported)	(restated)
Net revenue	$14,171	$9,316	$16,569	$11,493
Cost of goods sold	(5,587)	(4,388)	(7,774)	(7,876)
Operating expenses	(5,430)	(4,971)	(5,667)	(5,884)
Impairment charges	-	-	-	(7,115)
Other (income) expense	(71)	32	369	97
Income (loss) from continuing operations before income taxes	3,083	(11)	3,497	(9,285)
Provision (benefit) for income taxes	1,012	(3)	1,061	244
Income (loss) from continuing operations	2,071	(8)	2,436	(9,529)
Income from discontinued operations	-	117	-	59
Net income (loss)	$2,071	$109	$2,436	$(9,470)

Basic earnings (loss) per common share:
Continuing operations	$0.20	$-	$0.24	$(0.90)
Discontinued operations	-	0.01	-	0.01
Basic earnings (loss) per common share	$0.20	$0.01	$0.24	$(0.89)
Diluted earnings (loss) per common share:
Continuing operations	$0.20	$-	$0.22	$(0.90)
Discontinued operations	-	0.01	-	0.01
Diluted earnings (loss) per common share	$0.20	$0.01	$0.22	$(0.89)

	Fiscal 2001 Quarters Ended
	(in thousands)
	As of Sept. 30		As of Dec. 31
	(as previously reported)	(restated)	(as previously reported)	(restated)
Net revenue	$9,333	$5,567	$9,680	$9,585
Cost of goods sold	(3,766)	(2,804)	(3,971)	(3,944)
Operating expenses	(3,488)	(4,042)	(3,873)	(3,538)
Other expense	64	8	119	88
Income (loss) from continuing operations before income taxes	2,143	(1,271)	1,955	2,191
Provision (benefit) for income taxes	799	(350)	752	604
Income (loss) from continuing operations	1,344	(921)	1,203	1,587
Income from discontinued operations	186	95	337	245
Gain on disposal of business segment	-	-	-	-
Net income (loss)	$1,530	$(826)	$1,540	$1,832

Basic earnings (loss) per common share:
Continuing operations	$0.16	$(0.11)	$0.14	$0.18
Discontinued operations	0.02	0.01	0.04	0.03
Basic earnings (loss) per common share	$0.18	$(0.10)	$0.18	$0.21
Diluted earnings (loss) per common share:
Continuing operations	$0.15	$(0.11)	$0.13	$0.17
Discontinued operations	0.02	0.01	0.04	0.03
Diluted earnings (loss) per common share	$0.17	$(0.10)	$0.17	$0.20

	Fiscal 2001 Quarters Ended
	(in thousands)
	As of Mar. 31		As of June 30
	(as previously reported)	(restated)	(as previously reported)	(restated)
Net revenue	$10,212	$9,589	$10,653	$9,396
Cost of goods sold	(4,328)	(4,168)	(4,438)	(4,217)
Operating expenses	(3,786)	(3,805)	(3,757)	(3,999)
Other expense	69	39	121	53
Income from continuing operations before income taxes	2,167	1,655	2,579	1,233
Provision for income taxes	808	456	959	340
Income from continuing operations	1,359	1,199	1,620	893
Income (loss) from discontinued operations	242	250	(28)	147
Gain on disposal of business segment	-	-	1,220	123
Net income	$1,601	$1,449	$2,812	$1,163

Basic earnings per common share:
Continuing operations	$0.16	$0.14	$0.19	$0.10
Discontinued operations	0.03	0.03	0.14	0.03
Basic earnings per common share	$0.19	$0.17	$0.33	$0.13
Diluted earnings per common share:
Continuing operations	$0.15	$0.13	$0.18	$0.10
Discontinued operations	0.03	0.03	0.13	0.03
Diluted earnings per common share	$0.18	$0.16	$0.31	$0.13

Discussion of Quarterly Financial Data (Unaudited)

We have restated our previously reported consolidated financial statements for the fiscal years ended June 30, 2002 and 2001. The discussion below relates to the changes in the consolidated statements of operations on a quarterly basis and are unaudited. Since we have not previously filed our quarterly reports on Form 10-Q for the quarters ended December 31, 2002 and March 31 and June 30, 2003, figures for those periods have not been restated.

Summary of restatement items

Errors in previously issued financial statements were identified in the following areas:

Revenue Recognition and Related Sales Returns, Credit Memos, and Allowances. We recognized revenue before the amounts charged to both distributors and non-distributors were considered fixed and determinable or reasonably collectible. Accordingly, revenue was inappropriately accelerated.

Beginning in 2001 and through 2002, we modified our sales channels to include distributors. These distributors were generally thinly capitalized with little or no financial resources and did not have the wherewithal to pay for these products when delivered by us. Furthermore, in a substantial number of cases, significant amounts of inventories were returned or never paid for and the payment for product sold (to both distributors and non-distributors) was regularly subject to final negotiation with our customers. As a result of such negotiations, we routinely agreed to significant concessions from the originally invoiced amounts to facilitate collection. Accordingly, amounts charged to both distributors and non-distributors were not considered fixed and determinable or reasonably collectible until cash was collected. Accordingly, product revenues to distributors and non-distributors were restated for the quarter ended September 30, 2002, and for each of the quarters in the fiscal years ending June 30, 2002 and 2001.

Related sales returns and allowances, rebates, and accounts receivables were revised appropriately given the revenue adjustments.

Cutoff and Period-End Close Adjustments Related to Accrued Liabilities and Prepaid Assets. We recorded accruals and amortized certain prepaid assets to operating expenses during the quarter ended September 30, 2002, and during each of the quarters in the fiscal years ending June 30, 2002 and 2001in the improper periods. Accordingly, adjustments to accrued liabilities, prepaid assets, and operating expenses were recorded to properly account for these errors.

Tracking and Valuation of Inventory, Including Controls to Identify and Properly Account for Obsolete Inventory. As part of the restatement process, we discovered that we made errors in the recording and presentation of inventories, including consigned inventory, obsolete and slow-moving inventories, errors in the capitalization of overhead expenses, errors in recording inventories at the lower of cost or market, and errors for inventory shrinkage. As a result, we made adjustments to reflect consigned inventory, to properly capitalize overhead expenses, physical inventory adjustments, adjustments to lower of cost or market, and adjustments to reserves for excess, obsolete and slow-moving inventory. Accordingly, inventories and cost of goods sold were restated to properly account for these errors.

Accounting for Leases, Including Classification as Operating or Capital. In evaluating the classification of leases, we did not consider all periods for which failure to renew the lease imposes a penalty on the lessee in such amount that a renewal appears, at the inception of the leases, to be reasonably assured. Accordingly, certain leases were classified as operating leases that should have been classified as capital leases. The effect of properly recording the capital leases on our previously reported financial statements is to record additional capital lease obligations, property and equipment, and depreciation expense and reduce rental expense for the quarter ended September 30, 2002, and for each of the quarters in the fiscal years ending June 30, 2002 and 2001.

We did not consider escalating rent payments and rent holidays for certain operating leases. Accordingly, rent expense was inappropriately understated. The effect of straight-lining rent payments on our previously reported financial statements is to record an accrued liability for future rent payments and record additional rent expense.

Accounting for Acquisitions. During the restatement process, we determined that the valuations and purchase price allocations in connection with its acquisitions of ClearOne, Ivron, and E.mergent were not performed properly. We engaged independent third-party valuation specialists to provide valuations and purchase price allocations on these acquisitions. We re-examined the purchase price allocations and adjusted for items that should have been recorded previously.

•
In our previously issued consolidated financial statements, we valued the 129,871 shares of common stock issued in conjunction with the acquisition of ClearOne at $15.40 per share. We determined that the shares should have been valued at $13.97 per share based on the market prices a few days before and after the measurement date.

•
We recorded adjustments to the amounts allocated to certain acquired intangible assets, including developed technologies, patents and trademarks, and distribution agreements. We also recorded adjustments to the amounts allocated to in-process research and development related to the ClearOne acquisition.

•
We recorded adjustments to the amounts allocated to certain acquired tangible assets and assumed liabilities, including cash, accounts receivable, inventory, property, plant and equipment, deferred tax assets, and deferred tax liabilities.

•
The adjustments to purchase price, as well as the adjustments to the amounts allocated to acquired intangible assets, acquired tangible assets, and assumed liabilities, resulted in corresponding adjustments to the amount allocated to goodwill.

Accounting for Equity and Other Significant Non-Routine Transactions.

•
During the quarter ended June 30, 2001, we sold our remote control product line to Burk Technology. In previously issued consolidated financial statements, we recognized a gain on the sale of our remote control product line that included a significant note receivable from the buyer at the time of the sale, and recognized interest income associated with the note receivable in periods subsequent to the sale. Based on an analysis of the facts and circumstances that existed at the date of the sale, the recognition of this gain was inappropriate as the buyer did not have the wherewithal to pay this note receivable, the operations of the remote control product line had not historically generated cash flows sufficient to fund the required payments, and there were contingent liabilities we had to the buyer. Accordingly, we concluded that the gain should be recognized as cash is received from the buyer. As a result, we have reduced the gain on sale and eliminated the note receivable at the time of the sale, and recognized additional gain on the sale of the product line when-and-as cash payments on the note receivable are obtained.

•
During the quarter ended June 30, 2002, we experienced certain triggering events that indicated that certain long-lived assets related to ClearOne and Ivron were impaired. Accordingly, we performed an impairment analysis in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 121. As a result of this analysis, we determined that goodwill, intangible assets, and certain property, plant, and equipment related to the ClearOne and Ivron acquisitions were fully impaired as of June 30, 2002. As a result, we recognized an impairment loss equal to the carrying value of these assets. In previously issued consolidated financial statements, we failed to recognize that a triggering event had occurred and did not record an impairment loss for these assets.

•
During the quarter ended March 31, 2001, the terms of certain outstanding stock options were modified to allow for their acceleration in the event we met certain EPS targets. During the quarter ended June 30, 2001 we cancelled certain outstanding stock options and issued a replacement award with a lower exercise price, resulting in variable accounting. In previously issued consolidated financial statements, we did not record compensation expense in connection with these modifications in accordance with Accounting Principles Board (APB) No. 25 and Financial Accounting Standards Board (FASB) Interpretation Number 44, “Accounting for Certain Transactions involving Stock Compensation” (an interpretation of APB No. 25).

•
On June 29, 2001, we repurchased 5,000 shares of our previously issued and outstanding common shares. In previously issued consolidated financial statements, we did not record the effects of this transaction until fiscal year 2002.

Accounting for Income Taxes. During each of the quarters in the fiscal years ending June 30, 2002 and 2001, and in the quarter ended September 30, 2002, our income before income taxes was restated to correct for certain accounting errors, resulting in less pre tax book income and correspondingly less income tax expense. In conjunction with the restatement, we evaluated the realizability of deferred tax assets. In the quarter ended June 30, 2002, we recorded an increased domestic valuation allowance to reflect our determination that not all of our deferred tax assets were more likely than not realizable pursuant to the provisions of SFAS 109, “Accounting for Income Taxes”.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes included in Item 8 of this Annual Report on Form 10-K. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions, as set forth under “Special Note Regarding Forward-Looking Statement.” Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the following discussion and under the caption “Factors That Could Affect Our Future Results” of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report on Form 10-K. Unless otherwise indicated, all references to a year reflect our fiscal year that ends on June 30.

Business Overview

We are an audio conferencing products company. We develop, manufacture, market and service a comprehensive line of audio conferencing products, which range from tabletop conferencing phones to professionally installed audio systems. We have a strong history of product innovation and plan to continue to apply our expertise in audio engineering to developing innovative new products. The performance and reliability of our high-quality solutions create a natural communication environment, which saves organizations of all sizes time and money by enabling more effective and efficient communication between geographically separated businesses, employees and customers.

Restatements and Reclassifications of Previously Issued Consolidated Financial Statements

We have restated our previously reported consolidated financial statements for the quarter ended September 30, 2002, and for fiscal years ended June 30, 2002 and 2001, and each of the quarters therein. The restatement adjustments (including impairment charges) resulted in a cumulative net reduction to shareholders’ equity of approximately $17.4 million and $3.8 million as of June 30, 2002 and 2001, respectively, and a reduction in previously reported net income of approximately $14.1 million and $3.9 million for the years ended June 30, 2002 and 2001, respectively. We have also restated the July 1, 2000 opening retained earnings balance to reflect corrected items that relate to prior periods.

We have not amended our prior filings to reflect the restatement. As a result, information previously filed in our annual reports on Form 10-K for fiscal years ended June 30, 2002 and 2001, our quarterly reports on Form 10-Q for the quarterly periods included in those fiscal years and for the quarter ended September 30, 2002 and any current reports on Form 8-K, or other disclosures, containing fiscal 2003, 2002 and 2001 information filed or made prior to the filing of this 2003 Form 10-K should not be relied upon.

As discussed below, our previously issued consolidated balance sheets, consolidated statements of operations and comprehensive income (loss), consolidated statements of stockholders’ equity and cash flows for the years ended June 30, 2002 and 2001 have been restated to correct for certain accounting errors.

Summary of restatement items

Errors in previously issued financial statements were identified in the following areas:

Revenue Recognition and Related Sales Returns, Credit Memos, and Allowances. We recognized revenue before the amounts charged to both distributors and non-distributors were considered fixed and determinable or reasonably collectible. Accordingly, revenue was inappropriately accelerated.

Beginning in 2001 and through 2002, we modified our sales channels to include distributors. These distributors were generally thinly capitalized with little or no financial resources and did not have the wherewithal to pay for these products when delivered by us. Furthermore, in a substantial number of cases, significant amounts of inventories were returned or never paid for and the payment for product sold (to both distributors and non-distributors) was regularly subject to final negotiation with our customers. As a result of such negotiations, we routinely agreed to significant concessions from the originally invoiced amounts to facilitate collection. Accordingly, amounts charged to both distributors and non-distributors were not considered fixed and determinable or reasonably collectible until cash was collected. Accordingly, product revenues to distributors and non-distributors were restated for the years ending June 30, 2002 and 2001.

Related sales returns and allowances, rebates, and accounts receivables were revised appropriately given revenue adjustments.

Cutoff and Period-End Close Adjustments Related to Accrued Liabilities and Prepaid Assets. We recorded accruals and amortized certain prepaid assets to operating expenses during the fiscal years ended June 30, 2002 and 2001 in the improper periods. Accordingly, adjustments to accrued liabilities, prepaid assets, and operating expenses were recorded for the years ending June 30, 2002 and 2001.

Tracking and Valuation of Inventory, Including Controls to Identify and Properly Account for Obsolete Inventory. As part of the restatement process, we discovered that we made errors in the recording and presentation of inventories, including consigned inventory, obsolete and slow-moving inventories, errors in the capitalization of overhead expenses, errors in recording inventories at the lower of cost or market, and errors for inventory shrinkage. As a result, we made adjustments to reflect consigned inventory, to properly capitalize overhead expenses, physical inventory adjustments, adjustments to lower of cost or market, and adjustments to reserves for excess, obsolete and slow-moving inventory. Accordingly, inventories and cost of goods sold were restated to properly account for these errors.

Accounting for Leases, Including Classification as Operating or Capital. In evaluating the classification of leases, we did not consider all periods for which failure to renew the lease imposes a penalty on the lessee in such amount that a renewal appears, at the inception of the leases, to be reasonably assured. Accordingly, certain leases were classified as operating leases that should have been classified as capital leases. The effect of properly recording the capital leases on our previously reported financial statements is to record additional capital lease obligations, property and equipment, and depreciation expense and reduce rental expense for fiscal periods ending June 30, 2002 and 2001.

We did not consider escalating rent payments and rent holidays for certain operating leases. Accordingly, rent expense was inappropriately understated. The effect of straight-lining rent payments on our previously reported financial statements is to record an accrued liability for future rent payments and record additional rent expense.

Classification of Cash and Marketable Securities. In previously issued consolidated financial statements, we classified municipal government auction rate notes and auction rate preferred stocks as cash instead of marketable securities. Accordingly, reclassifications were made to the 2002 cash balances to properly classify those as marketable securities instead of cash.

Accounting for Acquisitions. During the restatement process, we determined that the valuations and purchase price allocations in connection with our acquisitions of ClearOne, Ivron, and E.mergent were not performed properly. We engaged independent third-party valuation specialists to provide valuations and purchase price allocations on these acquisitions. We re-examined the purchase price allocations and adjusted for items that should have been recorded previously.

•
In our previously issued consolidated financial statements, we valued the 129,871 shares of common stock issued in conjunction with the acquisition of ClearOne at $15.40 per share. We determined that the shares should have been valued at $13.97 per share based on the market prices a few days before and after the measurement date.

•
We recorded adjustments to the amounts allocated to certain acquired intangible assets, including developed technologies, patents and trademarks, and distribution agreements. We also recorded adjustments to the amounts allocated to in-process research and development related to the ClearOne acquisition.

•
We recorded adjustments to the amounts allocated to certain acquired tangible assets and assumed liabilities, including cash, accounts receivable, inventory, property and equipment, deferred tax assets, and deferred tax liabilities.

•
The adjustments to purchase price, as well as the adjustments to the amounts allocated to acquired intangible assets, acquired tangible assets, and assumed liabilities, resulted in corresponding adjustments to the amount allocated to goodwill.

Accounting for Equity and Other Significant Non-Routine Transactions.

•
During the year ended June 30, 2001 we sold our remote control product line to Burk Technology. In previously issued consolidated financial statements, we recognized a gain on the sale of our remote control product line that included a significant note receivable from the buyer at the time of the sale, and recognized interest income associated with the note receivable in periods subsequent to the sale. Based on an analysis of the facts and circumstances that existed at the date of the sale, the recognition of this gain was inappropriate as the buyer did not have the wherewithal to pay this note receivable, the operations of the remote control product line had not historically generated cash flows sufficient to fund the required payments, and there were contingent liabilities we had to the buyer. Accordingly, we concluded that the gain should be recognized as cash is received from the buyer. As a result, we have reduced the gain on sale and eliminated the note receivable at the time of the sale, and recognized additional gain on the sale of the business segment when-and-as cash payments on the note receivable are obtained.

•
During the year ended June 30, 2002 we experienced certain triggering events that indicated that certain long-lived assets related to ClearOne and Ivron were impaired. Accordingly, we performed an impairment analysis in accordance with the provisions of SFAS No. 121. As a result of this analysis, we determined that goodwill, intangible assets, and certain property and equipment related to the ClearOne and Ivron acquisitions were fully impaired as of June 30, 2002. As a result, we recognized an impairment loss equal to the carrying value of these assets. In previously issued consolidated financial statements, we failed to recognize that a triggering event had occurred and did not record an impairment loss for these assets.

•
During the year ended June 30, 2001 the terms of certain outstanding stock options were modified to allow for their acceleration in the event we met certain EPS targets. During the year ended June 30, 2001 we cancelled certain outstanding stock options and issued a replacement award with a lower exercise price, resulting in variable accounting. In previously issued consolidated financial statements, we did not record compensation expense in connection with these modifications in accordance with APB No. 25 and FASB Interpretation Number 44, “Accounting for Certain Transactions involving Stock Compensation” (an interpretation of APB No. 25).

•
On June 29, 2001, we repurchased 5,000 shares of our previously issued and outstanding common shares. In previously issued consolidated financial statements, we did not record the effects of this transaction until fiscal year 2002.

Accounting for Income Taxes. During the fiscal periods ending June 30, 2002 and 2001, our income before income taxes was restated to correct for certain accounting errors, resulting in less pre tax book income and correspondingly less income tax expense. In conjunction with the restatement, we evaluated the realizability of deferred tax assets. In 2002, we recorded an increased domestic valuation allowance to reflect our determination that not all of our deferred tax assets were more likely than not realizable pursuant to the provisions of SFAS 109, “Accounting for Income Taxes”.

Restated Financial Statements

Statements of Operations Adjustments (in thousands)

	As of June 30, 2002		As of June 30, 2001
	As Previously Reported	Restated	As Previously Reported	Restated
Revenue:
Product	$37,215	$26,253	$28,190	$22,448
Conferencing services	17,328	15,583	11,689	11,689
Business services	-	1,526	-	-
Total revenue	54,543	43,362	39,879	34,137

Cost of goods sold:
Product	15,057	10,939	10,634	8,789
Product inventory write-offs	-	2,945	-	416
Conferencing services	7,943	7,310	5,869	5,928
Business services	-	978	-	-
Total cost of goods sold	23,000	22,172	16,503	15,133

Gross profit	31,543	21,190	23,376	19,004

Operating expenses:
Marketing and selling	10,705	10,739	7,753	7,711
General and administrative	6,051	5,345	4,649	4,198
Research and product development	4,053	3,810	2,502	2,747
Impairment losses	-	7,115	-	-
Gain on sale of court conferencing assets	-	(250)	-	-
Purchased in-process research and development	-	-	-	728
Total operating expenses	20,809	26,759	14,904	15,384

Operating income (loss)	10,734	(5,569)	8,472	3,620

Other income, net	509	132	373	188

Income (loss) from continuing operations before income taxes	11,243	(5,437)	8,845	3,808
Provision for income taxes	3,831	1,400	3,319	1,050
Income (loss) from continuing operations	7,412	(6,837)	5,526	2,758

Discontinued operations:
Income from discontinued operations, net of income taxes	-	-	737	737
Gain on disposal of a component of our business, net of income taxes	-	176	1,220	123
Net income (loss)	$7,412	$(6,661)	$7,483	$3,618

Basic earnings (loss) per common share from continuing operations	$0.77	$(0.71)	$0.64	$0.32
Diluted earnings (loss) per common share from continuing operations	$0.74	$(0.71)	$0.61	$0.30

Basic earnings per common share from discontinued operations	$-	$0.02	$0.23	$0.10
Diluted earnings per common share from discontinued operations	$-	$0.02	$0.22	$0.09

Basic earnings (loss) per common share	$0.77	$(0.69)	$0.87	$0.42
Diluted earnings (loss) per common share	$0.74	$(0.69)	$0.83	$0.39

Balance Sheet Adjustments (in thousands)

	As of June 30, 2002		As of June 30, 2001
	As Previously Reported	As Restated	As Previously Reported	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$14,248	$1,744	$6,852	$6,851
Marketable securities	-	12,400	-	-
Accounts receivable, net	20,317	4,322	7,213	2,027
Inventories	8,606	12,516	4,132	6,459
Note Receivable, current portion	196	-	71	-
Deferred income tax assets	1,293	4,709	248	1,587
Prepaid expenses and other	610	621	780	680
Total current assets	45,270	36,312	19,296	17,604

Property and equipment, net	5,770	8,123	3,697	5,681
Goodwill, net	20,553	17,072	2,634	890
Intangibles, net	6,991	1,634	182	616
Deferred income tax assets	-	661	-	446
Note Receivable, net of current portion	1,490	-	1,716
Other assets	73	74	73	74
Total assets	$80,147	$63,876	$27,598	$25,311

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Line of credit	$196	$196		$-
Capital lease obligations	60	784	182	619
Accounts payable	3,053	3,056	568	652
Accrued liabilities	2,299	2,841	1,130	1,408
Deferred revenue	607	572	-	-
Income taxes payable	820	265	422	224
Total current liabilities	7,035	7,714	2,302	2,903

Capital lease obligations, net of current portion	41	2,016	48	1,680
Deferred revenue, net of current portion	277	254	-	-
Deferred income tax liabilities	1,458	-	746	-
Total liabilities	8,811	9,984	3,096	4,583

Commitments and contingencies
Stockholders' equity:
Common stock	11	11	9	9
Additional paid-in capital	48,384	48,704	8,963	8,856
Deferred compensation	-	(147)	-	(122)
Retained earnings	22,941	5,324	15,530	11,985
Total stockholders' equity	71,336	53,892	24,502	20,728
Total liabilities and stockholders' equity	$80,147	$63,876	$27,598	$25,311

Stockholders’ Equity Adjustments

The restatement adjustments resulted in a cumulative net reduction to stockholders’ equity of approximately $17.4 million and $3.8 million as of June 30, 2002 and 2001, respectively. We have also restated the June 30, 2000 retained earnings balance to reflect cumulative adjustments through that date.

Cash Flows Adjustments (in thousands)

The following table presents selected consolidated statements of cash flows information showing previously reported and restated cash flows, for the years ended June 30, 2002 and 2001:

	Years ended June 30,		Years ended June 30,
	2002		2001
	As previously reported	As restated	As previously reported	As restated
Net cash from operating activities	$105	$31	$3,708	$4,357
Net cash (used in) investing activities	(17,044)	(29,470)	(3,114)	(3,285)
Net cash from (used in) financing activities	24,335	24,156	(104)	(456)

Discussion of Operations

Results of Operations

The following table sets forth certain items from our consolidated statements of operations (in thousands) for the fiscal years ended June 30, 2003, 2002 and 2001, together with the percentage of total revenue which each such item represents:

	Year Ended June 30,
	2003		2002		2001
			(Restated)		(Restated)
		% of Revenue		% of Revenue		% of Revenue

Revenues	$57,585		$43,362		$34,137
Cost of goods sold	35,301	61.3%	22,172	51.1%	15,133	44.3%
Gross Profit	22,284	38.7%	21,190	48.9%	19,004	55.7%
Operating expenses:
Marketing and selling	12,187	21.2%	10,739	24.8%	7,711	22.6%
General and administrative	18,011	31.3%	5,345	12.3%	4,198	12.3%
Research and product development	2,995	5.2%	3,810	8.8%	2,747	8.0%
Impairment losses	26,001	45.2%	7,115	16.4%	-	0.0%
Gain on sale of court conferencing assets	-	0.0%	(250)	-0.6%	-	0.0%
Purchased in-process research and development	-	0.0%	-	0.0%	728	2.1%
Total operating expenses	59,194	102.8%	26,759	61.7%	15,384	45.1%
Operating income (loss)	(36,910)	-64.1%	(5,569)	-12.8%	3,620	10.6%
Other income (expense), net:
Interest income	85	0.1%	293	0.7%	334	1.0%
Interest expense	(236)	-0.4%	(179)	-0.4%	(164)	-0.5%
Other, net	55	0.1%	18	0.0%	18	0.1%
Income (loss) from continuing operations before income taxes	(37,006)	-64.3%	(5,437)	-12.5%	3,808	11.2%
Provision (benefit) for income taxes	(834)	-1.4%	1,400	3.2%	1,050	3.1%
Income (loss) from continuing operations	(36,172)	-62.8%	(6,837)	-15.8%	2,758	8.1%
Net gain from discontinued operations	200	0.3%	176	0.4%	860	2.5%
Net income (loss)	$(35,972)	-62.5%	$(6,661)	-15.4%	$3,618	10.6%

Our revenues increased 68.7% over the period from $34.1 million in fiscal 2001 to $57.6 million in fiscal 2003. During this period, we changed our business mix through four acquisitions and two dispositions.

The following is a discussion of our results of operations for our fiscal years ended June 30, 2003, June 30, 2002 and June 30, 2001. For each of our business segments, we discuss revenues. All other items are discussed on a consolidated basis.

Revenues

For the years ended June 30, 2003, 2002 and 2001, revenues by business segment were as follows (in thousands):

	Year Ended June 30,
	(in thousands)
	2003		2002		2001
			(Restated)		(Restated)

		% of Revenue		% of Revenue		% of Revenue
Product	$27,512	47.8%	$26,253	60.5%	$22,448	65.8%
Conferencing Services	15,268	26.5%	15,583	36.0%	11,689	34.2%
Business Services	14,805	25.7%	1,526	3.5%	-	0.0%
Total	$57,585	100.0%	$43,362	100.0%	$34,137	100.0%

Total Revenue. Total revenue increased $14.2 million, or 32.8% in fiscal 2003 compared to fiscal 2002, and increased $9.2 million, or 27.0%, in fiscal 2002 compared to fiscal 2001. The overall increase in revenue during fiscal 2003 was primarily attributable to revenue from business services which increased $13.3 million year over year as a result of the acquisitions of E.mergent in late fiscal 2002 and OM Video in early fiscal 2003. The increase in revenue during fiscal 2002 over fiscal 2001 was attributable to increased revenue in all three segments of our business.

Product. Product revenue increased $1.3 million, or 4.8%, in fiscal 2003 compared to fiscal 2002, and increased $3.8 million, or 17.0%, in fiscal 2002 compared to fiscal 2001. The increase in revenue was primarily due to introducing new product lines, which include the XAP® product, sound reinforcement product and tabletop conferencing phones. We also introduced additional products lines through acquisitions, which include our camera and furniture product lines. Beginning in 2001, the Company moved from a dealer/sales representative customer model to a distributor model.

Conferencing Services. Conferencing services revenue decreased $0.3 million, or 2.0%, in fiscal 2003 compared to fiscal 2002, and increased $3.9 million, or 33.3%, in fiscal 2002 compared to fiscal 2001. The decrease in revenue in fiscal 2003 compared to fiscal 2002 reflects lower price per minute charges due to intense competition caused primarily by overcapacity in the industry. The increase in revenue in fiscal 2002 compared to fiscal 2001 was due primarily to an increased customer base, including an increase in the number of resellers who sold our services.

Business Services. Business services revenue increased $13.3 million, or 870.2%, in fiscal 2003 compared to fiscal 2002. The increase in revenue in fiscal 2003 compared to fiscal 2002 was primarily due to our acquisitions of E.mergent, Inc. on May 31, 2002 and OM Video on August 27, 2003. The increase in revenue in fiscal 2003 was also due to the sale of a software license to Comrex with a value of $1.1 million and was associated with our telephone interface product. Prior to fiscal 2002, we did not have operations in the business services segment.

Revenues from sales outside of the United States accounted for 26%, 10% and 12% of total revenues for fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

No one customer accounted for more than 10% of our total net revenues during fiscal 2003, 2002 or 2001. In fiscal 2003, revenues in our product segment included sales to three distributors that represented approximately 42% of this segment’s revenues. No one customer accounted for more than 10% of our conferencing services or business services segment revenues for any fiscal year.

In fiscal 2003 and fiscal 2002, we introduced several new products in our products segment and our conferencing services segment. We also acquired two companies and entered into the business services segment of our business.

Costs of goods sold - gross profit margin

Costs of goods sold (“COGS”) includes expenses associated with the manufacture of our products, including material and direct labor, our manufacturing organization, tooling depreciation, warranty expense, freight expense, royalty payments and the allocation of overhead expenses; operating and maintaining our conferencing services networks, including material and direct labor, depreciation, and an allocation of overhead expenses; and operating our installations services, including material and direct labor, depreciation, and an allocation of overhead expenses. COGS increased by approximately $13.1 million, or 59.2%, to $35.3 million in fiscal 2003 compared with fiscal 2002, and increased by $7.0 million, or 46.5%, to $22.2 million in fiscal 2002 compared with $15.1 million in fiscal 2001. As a percentage of revenues, COGS was 61.3%, 51.1% and 44.3% in fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

Our gross profit margin from continuing operations was 38.7% in fiscal 2003 compared to 48.9% in fiscal 2002 and 55.7% in fiscal 2001. The decrease in gross margins from 48.9% in fiscal 2002 to 38.7% in fiscal 2003 is primarily due to the write down of excess, obsolete and slow moving inventory, proportionately higher integration business service revenues resulting from the E.mergent and OM Video acquisitions that carry a lower gross margin percentage, proportionally higher camera and furniture product revenues resulting from the E.mergent acquisition that carry a lower gross margin percentage, lower conferencing services gross margins as a result of increased price competition, and general pricing pressures resulting from difficult economic conditions. The decrease in gross margins from 55.7% in fiscal 2001 to 48.9% in fiscal 2002 is primarily due to the write down of excess, obsolete and slow moving inventory, and the addition of integration services revenues resulting from E.mergent acquisition that carry a lower gross margin percentage than our core products.

Operating Expenses

Our operating expenses increased $32.4 million, or 121.2%, to $59.2 million in fiscal 2003 compared with fiscal 2002 expenses of $26.8 million while fiscal 2002 expenses increased $11.4 million, or 73.9% from $15.4 million in fiscal 2001. As a percentage of revenues, operating expenses were 102.8%, 61.7% and 45.1% in fiscal 2003, 2002 and 2001, respectively.

Marketing and selling expenses. Marketing and selling expenses includes sales, customer service and marketing expenses. Total marketing and selling expenses increased $1.4 million, or 13.5%, to $12.2 million in fiscal 2003 compared with fiscal 2002 expenses of $10.7 million while fiscal 2002 expenses increased $3.0 million, or 39.3%, from $7.7 million in fiscal 2001. As a percentage of revenues, marketing and selling expenses were 21.2%, 24.8% and 22.6% in fiscal 2003, 2002 and 2001, respectively. Marketing and selling expenses as a percentage of revenues remained relatively flat from 2001 to 2003 except for a slight increase in 2002. The increase in absolute dollars in fiscal 2003 over fiscal 2002 was primarily due to the addition of our business services segment and the increased headcount and costs associated with the increased headcount. The increase in absolute dollars in fiscal 2002 over fiscal 2001 was primarily due to an increased headcount and associated headcount costs, along with an increase in commissions to our resellers in our conferencing services segment. Also contributing was an increase in our marketing budget to increase momentum in the markets for our new products in our products segment and conferencing services segment and to introduce our new business services segment.

General and administrative expenses. General and administrative (G&A) expenses include compensation costs, professional service fees, allocations of overhead expenses, litigation costs, including costs associated with the SEC investigation and subsequent litigation, bad debt expenses, and corporate administrative costs, including finance and human resources. Total general and administrative expenses increased $12.7 million, or 237.0%, to $18.0 million in fiscal 2003 compared with fiscal 2002 expenses of $5.3 million while fiscal 2002 expenses increased $1.1 million, or 27.3%, from $4.2 million in fiscal 2001. As a percentage of revenues, general and administrative expenses were 31.3%, 12.3% and 12.3% in fiscal 2003, 2002 and 2001, respectively. We attribute the increase in G&A as a percentage of revenues from 12.3% in 2002 to 31.3% in 2003 to the following: costs associated with the Securities and Exchange Commission investigation and subsequent lawsuits, including a settlement payment associated with the shareholders’ class action lawsuit in the amount of $5.0 million in cash and $2.52 million in stock, legal and accounting fees associated with these lawsuits in the amount of $1.84 million, as well as writing off all costs associated with our shelf registration in the amount of $328,000, payments for the early buyout of our leases in Woburn, MA and Ireland in the total amount of $305,000, an increase in accounting fees over the previous year of $210,000, an increase in legal fees in the amount of $130,000, salary expense increased $459,000 over the previous fiscal year due primarily to the increase in the number of employees as a result of the E.mergent acquisition and an increase in overall general and administrative expense of $1.27 million due to the OM Video acquisition.

Research and product development expenses. Research and product development expenses include research and development, product line management, engineering services and test and application expenses, including compensation costs, outside services, expensed materials, depreciation and an allocation of overhead expenses. Total research and product development expenses decreased $0.8 million, or 21.4%, to $3.0 million in fiscal 2003 compared with fiscal 2002 expenses of $3.8 million while fiscal 2002 expenses increased $1.1 million, or 38.7%, from $2.7 million in fiscal 2001. As a percentage of revenues, research and product development expenses were 5.2%, 8.8% and 8.0% in fiscal 2003, 2002 and 2001, respectively. The decrease in research and product development expenses during fiscal 2003 was due to decreased salaries and expenses associated with a reduction in personnel related to the closing of the Dublin office. Also, as a percentage of revenue, research and product development dropped from 8.8% to 5.2% due to substantially higher business services revenues that require little or no additional product development. The increase in product development expenses from fiscal 2001 to fiscal 2002 was due to increased salaries and expenses associated with additional personnel and development costs associated with new product development.

Impairment charges. In fiscal 2002, impairment charges totaled $72,000 for property and equipment and approximately $7.0 million for goodwill and intangible assets. In fiscal 2003, impairment charges totaled $535,000 for property and equipment and $25.5 million for goodwill and intangible assets. See Item 1. Description of Business. Acquisitions and Dispositions.

Gain on sale of court conferencing assets. In fiscal 2002, we recognized a gain of $250,000 in connection with our sale of our court conferencing customer list to CourtCall LLC.

Purchased in-process research and development. In the first quarter of fiscal 2001, we wrote off $728,000 representing purchased in-process research and development that had not yet reached technological feasibility related to the ClearOne acquisition.

Operating income (loss). For fiscal 2003, our operating loss increased $31.3 million, or 562.8%, to $36.9 million on revenues of $57.6 million, from an operating loss of $5.6 million on revenues of $43.4 million in fiscal 2002. The factors affecting this increase in operating loss were an increase in impairment charges for goodwill and other intangible assets of $18.9 million, an increase in general and administrative expenses of $12.7 million, an increase in marketing and selling expenses of $1.4 million, and a decrease in the gain on sale of assets of $0.3 million, offset by a decrease in gross profit margin of $1.1 million and a reduction in product development expenses of $0.8 million.

For fiscal 2002, our operating loss increased $9.2 million, or 253.8%, to $5.6 million on revenues of $43.4 million, from an operating income of $3.6 million on revenues of $34.1 million in fiscal 2001. The principal factors affecting this increase in operating loss include an increase in impairment charges for goodwill and other intangible assets of $7.1 million, an increase in marketing and selling expenses of $3.0 million, an increase in general and administrative expenses of $1.1 million, and an increase in product development expenses of $1.1 million offset by a decrease in gross profit margins of $2.2 million, a decrease in purchased in-process research and development of $0.7 million and an increase in gain on sale of assets of $0.3 million.

Interest income. Interest income decreased $208,000, or 71.0%, to $85,000 in fiscal 2003 compared with fiscal 2002 income of $293,000 while fiscal 2002 income decreased $41,000, or 12.3%, from $334,000 in fiscal 2001. As a percentage of revenues, interest income was 0.1%, 0.7% and 1.0% in fiscal 2003, 2002 and 2001, respectively. The reduction in interest income was due to the use of cash and cash equivalents to complete acquisitions during fiscal 2003 and 2002. The decrease in interest income was also due to the general decrease in interest rates paid by financial institutions.

Interest expense. Interest expense increased $57,000, or 31.8%, to $236,000 in fiscal 2003 compared with fiscal 2002 expense of $179,000 while fiscal 2002 income increased $15,000, or 9.1%, from $164,000 in fiscal 2001. As a percentage of revenues, interest expense was (0.4)%, (0.4)% and (0.5)% in fiscal 2003, 2002 and 2001, respectively. The increase in interest expense is due to higher debt levels that resulted from new capital leases on bridging equipment for our conferencing services business and the loan associated with the implementation of our Oracle ERP system.

Net income (loss) from continuing operations. Net loss from continuing operations increased $31.6 million, or 580.6% to $37.0 million in fiscal 2003 compared with fiscal 2002 net loss from continuing operations of $5.4 million while fiscal 2002 income decreased $9.2 million, or 242.8%, from net income from continuing operations of $3.8 million in fiscal 2001. As a percentage of revenues, net income (loss) from continuing operations was (64.3)%, (12.5)% and 11.2% in fiscal 2003, 2002 and 2001, respectively. We attribute the increased loss to the results of operations as described above.

Provision (benefit) for income taxes. Provision (benefit) for income taxes was ($0.8) million, $1.4 million and $1.1 million for 2003, 2002 and 2001, respectively. Certain expenses in our consolidated statements of operations are not deductible for income tax purposes. These expenses include impairment charges, meals and entertainment expenses and goodwill amortization. In addition, we increased our deferred tax asset valuation allowance attributable to losses for which no tax benefit is recorded. The combined effects of the nondeductible expenses and the increased valuation allowance were the primary reasons for our tax expense (benefit) being different from the expected tax expense (benefit). The Company has recorded a valuation allowance against certain deferred tax assets where it is not considered more likely than not that the deferred tax assets will be realized.

Net gain from discontinued operations. Net gain from discontinued operations includes the sale of our remote control product line to Burk Technology. The gain from discontinued operation, net of income taxes, increased $24,000 in fiscal 2003 to $200,000 from $176,000 in fiscal 2002, and in fiscal 2002 decreased $684,000 from $860,000 in fiscal 2001. The income from discontinued operations during fiscal 2003 and fiscal 2002 consisted of payments from Burk on their note receivable. The income from discontinued operations during fiscal 2001 consisted of operating income from discontinued operations and the gain on the sale to Burk.

Net income (loss). For fiscal 2003, our net loss increased $29.3 million, or 440.0%, to $36.0 million from $6.7 million in fiscal 2002. The $29.3 million increase in net loss primarily resulted from an increase in operating loss of $31.3 million, a decrease in interest income of $208,000 and an increase in interest expense of $57,000 partially offset by an increase in benefit for income taxes of $2.2 million, an increase in gain from discontinued operations of $24,000, an increase in other income of $4,600 and gain on foreign currency transactions of $40,000.

For fiscal 2002, our net loss increased $10.3 million, or 284.1%, to $6.7 million from a net income of $3.6 million in fiscal 2001. The $10.3 million increase in net loss primarily resulted from an increase in operating loss of $9.2 million, a decrease in gain from discontinued operations of $684,000, a decrease in interest income of $41,000, an increase in interest expense of $15,000, a decrease in other income of $46,000, and an increase in the provision for income taxes of $350,000 partially offset by an increase in gain on foreign currency transactions of $46,000.

Effect on the Company from Acquisitions and Subsequent Related Dispositions

During the fiscal years ended June 30, 2003, 2002 and 2001, we acquired four different companies with the intention of expanding our operations to include the development, manufacture and distribution of video conferencing products as well as adding a business services segment to our business. See Item 1. Description of Business. Acquisitions and Dispositions for more details. Total consideration paid to acquire these companies was approximately $39.9 million in cash and the issuance of common stock.

As a result of the impairment tests performed effective as of the end of fiscal 2003 and fiscal 2002 according to SFAS No. 142 and 144, and 121, respectively, we recorded impairment charges for all goodwill, a portion of purchased intangibles, and substantially all property and equipment for each entity. Impairment charges totaled approximately $33.1 million on our statements of operations. Between the end of fiscal 2002 and the third quarter of fiscal 2005 we had disposed of substantially all the assets and operations of the four acquired companies due to technology issues and lack of market success. We experienced a significant decrease in revenue associated with the dispositions and related cost and expenses. See Item 1. Description of Business. Subsequent Events for more details.

We have refocused our organization on our original core competency, which is where we intend to keep our focus for the foreseeable future. Our current plans are to invest in research and development to release new products that are in line with our core competencies and that complement our existing product lines.

Private Placement

On December 11, 2001, we received net proceeds of $23.8 million from the private sale of 1.5 million shares of our common stock, after deducting costs and expenses associated with the private placement. The proceeds were used to pay the cash purchase price of the E.mergent acquisition and the OM Video acquisition described below, as well as for other corporate purposes. In connection with the offering, we also issued warrants to our placement agent entitling it to purchase up to 150,000 shares of our common stock at $17.00 per share through November 27, 2006. These warrants were valued at approximately $1.6 million using the Black Scholes method.

Discontinued Operations

On April 12, 2001, we sold the assets of the remote control portion of our RFM/Broadcast division to Burk Technology, Inc. (Burk), a privately held developer and manufacturer of broadcast facility control systems products. We retained the accounts payable of the remote control portion of the RFM/Broadcast division and Burk assumed obligations for unfilled customer orders and satisfying warranty obligations to existing customers and for inventory sold to Burk. However, we retained certain warranty obligations to Burk to ensure that all of the assets sold to Burk were in good operating condition and repair.

Consideration for the sale consisted of $750,000 in cash at closing, $1.8 million in the form of a seven-year promissory note, with interest at the rate of nine percent per year, and up to $700,000 as a commission over a period of up to seven years. The payments on the promissory note may be deferred based upon Burk not meeting net quarterly sales levels established within the agreement. The promissory note is secured by a subordinate security interest in the personal property of Burk. The gain on the sale is being recognized as cash is collected (as collection was not reasonably assured from Burk). The commission is based upon future net sales of Burk over base sales established within the agreement. We realized a gain on the sale of $200,000 for the 2003 fiscal year, $176,000 for the 2002 fiscal year, and $123,000 for the 2001 fiscal year. As of June 30, 2003, $1.5 million of the promissory note remained outstanding and we had received $20,000 in commissions.

Sale of Other Assets

Sale of Court Conferencing Assets

As part of our conferencing services segment, our court conferencing customers engaged in the audio and/or video conferencing of legal proceedings including remote appearances in state and federal courts and/or administrative tribunals within the United States. On October 26, 2001, we sold our court conferencing customer list, including all contracts relating to our court conferencing services to CourtCall LLC and recognized a gain of $250,000.

Sale of Broadcast Telephone Interface Product Line

On August 23, 2002, we entered into an agreement with Comrex Corporation (Comrex). In exchange for $1.3 million, Comrex received certain inventory associated with our broadcast telephone interface product line, a perpetual software license to use our technology related to broadcast telephone interface products along with one free year of maintenance and support, and transition services for 90 days following the effective date of the agreement. The transition services included training, engineering assistance, consultation, and development services. We recognized $1.1 million in revenue related to this transaction in the fiscal year ended June 30, 2003.

We also entered into a manufacturing agreement to continue to manufacture additional product for Comrex for one year following the agreement described above on a when-and-if needed basis. Comrex agreed to pay us for any additional product on a per item basis of cost plus 30%.

Subsequent Events

Sale of our U.S. Audiovisual Integration Services. On May 6, 2004, we sold certain assets of our U.S. audiovisual integration services operations to M:Space, Inc. (M:Space) for no cash compensation. M:Space is a privately held audiovisual integration services company. In exchange for M:Space assuming obligations for completion of certain customer contracts, and satisfying maintenance contract obligations to existing customers, we transferred to M:Space certain assets including inventory valued at $569,000. We expect that the operations of our U.S. audiovisual integration services will be classified as discontinued operations in the fiscal year 2004. As of June 30, 2003, the assets of audiovisual integration services were classified as held and used. We continue to manufacture and sell the camera and furniture lines acquired with the E.mergent acquisition.

Sale of Conferencing Services Business. On July 1, 2004, we sold our conferencing services business segment to Clarinet, Inc., an affiliate of American Teleconferencing Services, Ltd. d/b/a Premier Conferencing for $21.3 million. Of the purchase price $1.0 million was placed into an 18-month Indemnity Escrow account and an additional $300,000 was placed into a working capital account. We received the $300,000 working capital escrow funds approximately 90 days after the execution date of the contract. Additionally, $1.4 million of the proceeds was utilized to pay off equipment leases pertaining to assets being conveyed to Clarinet. We expect that the conferencing services operations will be classified as discontinued operations in the fiscal year 2005. As of June 30, 2003, the assets of conferencing services were classified as held and used.

Closing of Germany Office. During December 2004, we closed our Germany office and consolidated those activities with our United Kingdom office. Costs associated with closing the Germany office totaled $305,000 and included operating leases and severance payments.

Sale of OM Video. On March 4, 2005, we sold all of the issued and outstanding stock of our Canadian subsidiary, ClearOne Communications of Canada, Inc. (ClearOne Canada) to 6351352 Canada Inc., a Canada corporation (the “OM Purchaser”). ClearOne Canada owned all the issued and outstanding stock of Stechyson Electronics Ltd., which conducts business under the name OM Video. We agreed to sell the stock of ClearOne Canada for $200,000 in cash; a $1.3 million note payable over a 15-month period, with interest accruing on the unpaid balance at the rate of 5.25% per year; and contingent consideration ranging from 3% to 4% of related gross revenues over a five-year period. We expect that the operations of the Canada audiovisual integration services will be classified as discontinued operations in fiscal year 2005. As of June 30, 2003, the assets of the Canada audiovisual integration business were classified as held and used. In June 2005, we were advised that the OM Purchaser had settled an action brought by the former employer of certain of OM Purchaser’s owners and employees alleging violation of non-competition agreements. The settlement reportedly involved a cash payment and an agreement not to sell certain products for a period of one year. We are evaluating what impact, if any, this settlement may have on the OM Purchaser’s ability to make the payment required under the note.

Third-Party Manufacturing Agreement. On August 1, 2005, we entered into a Manufacturing Agreement with Inovar, Inc., a Utah-based electronics manufacturing services provider (“Inovar”), pursuant to which we agreed to outsource our Salt Lake City manufacturing operations to Inovar. The agreement is for an initial term of three years, which shall automatically be extended for successive and additional terms of one year each unless terminated by either party upon 120 days’ advance notice at any time after the second anniversary of the agreement. The agreement generally provides, among other things, that Inovar shall: (i) furnish the necessary personnel, material, equipment, services and facilities to be the exclusive manufacturer of substantially all the products that were previously manufactured at our Salt Lake City, Utah manufacturing facility, and the non-exclusive manufacturer of a limited number of products, provided that the total cost to ClearOne (including price, quality, logistic cost and terms and conditions of purchase) is competitive; (ii) provide repair service and warranty support and proto-type services for new product introduction on terms to be agreed upon by the parties; (iii) purchase certain items of our manufacturing equipment; (iv) lease certain other items of our manufacturing equipment and have a one-year option to purchase such leased items; (v) have the right to lease our former manufacturing employees from a third party employee leasing company; and (vi) purchase the parts and materials on hand and in transit at our cost for such items with the purchase price payable on a monthly basis when and if such parts and materials are used by Inovar. The parties also entered into a one-year sublease for approximately 12,000 square feet of manufacturing space located in our headquarters in Salt Lake City, Utah, which sublease may be terminated by either party upon ninety days’ notice. The agreement provides that products shall be manufactured by Inovar pursuant to purchase orders submitted by us at purchase prices to be agreed upon by the parties, subject to adjustment based upon such factors as volume, long range forecasts, change orders etc. We also granted Inovar a right of first refusal to manufacture new products developed by us at a cost to ClearOne (including price, quality, logistic cost and terms and conditions of purchase) that is competitive. Costs associated with outsourcing our manufacturing totaled approximately $429,000 including severance payments, facilities we no longer use and fixed assets that will be disposed of..

Liquidity and Capital Resources

As of June 30, 2003, our cash and cash equivalents were approximately $6.1 million, restricted cash of approximately $200,000 and our marketable securities of approximately $1.9 million, which represents an overall decrease of $5.9 million in our balances at June 30, 2002 which were cash and cash equivalents of approximately $1.7 million and marketable securities totaling approximately $12.4 million. We had an overall increase of $7.3 million in our cash and cash equivalents and marketable securities from fiscal 2001 to fiscal 2002, with cash and cash equivalents of approximately $6.9 million and marketable securities of $0 at June 30, 2001. In addition, we previously had a $10.0 million line of credit with a bank which was unused at June 30, 2003, and had been frozen by our bank on May 16, 2003. The line of credit expired on December 22, 2003 and was not renewed.

We generated cash from operating activities totaling $2.5 million in fiscal 2003, $31,000 in fiscal 2002 and $4.4 million in fiscal 2001. The increase in cash provided from operating activities in fiscal 2003 over fiscal 2002 was due primarily to a decrease in inventory and accounts receivable coupled with an increase in deferred revenue and income taxes payable. These items were offset by an increase in accounts payable and a decrease in our income taxes. The decrease in cash provided from operating activities in fiscal 2002 over fiscal 2001 was due primarily to an increase in our net loss and an increase in our inventory.

The total net change in cash and cash equivalents for fiscal 2003 was an increase of $4.3 million. The primary uses of cash during this period were $7.4 million, net of cash received for the purchase of OM Video, $1.8 million for the purchases of property and equipment and the payment of the earn-out provision and $430,000 for the repurchase of common stock. The primary sources of cash were $2.5 million from operating activities, $10.5 million of net sales of investments, $1.3 million from proceeds of the sale to Comrex, $318,000 from proceeds of discontinued operations, and $95,000 associated with the exercise of stock options and the issuance of common stock under the employee stock purchase plan.

The total net change in cash and cash equivalents for fiscal 2002 was a decrease of $5.1 million. The primary uses of cash during this period were $14.4 million for the purchases of E.mergent and Ivron, $12.4 million of net purchases of investments, and $2.8 million for the purchases of property and equipment. The primary sources of cash were $1.0 million associated with the exercise of stock options and the issuance of common stock under the employee stock purchase plan, $23.8 million from the proceeds of a private placement, $250,000 from proceeds of the sale to CourtCall LLC, and $280,000 from proceeds of discontinued operations.

The total net change in cash and cash equivalents for fiscal 2001 was an increase of $1.5 million. The primary uses of cash during this period were $1.9 million for the purchase of ClearOne, $1.4 million for purchases of property and equipment and $244,000 for the repurchase of common stock. The primary sources of cash were $4.4 from operating activities, $340,000 associated with the exercise of stock options and the issuance of common stock under the employee stock purchase plan and $750,000 from the proceeds of discontinued operations.

The positive cash from operating activities was primarily the result of adjusted non-cash expenses (such as impairment, depreciation, amortization, the provision for doubtful accounts, inventory write-downs for excess for obsolescence, write off of in-process research and development), increases in income tax receivable and accrued liabilities. Offsetting the positive effect of these items were an increase in net loss, an increase in trade receivables, and a decrease in accounts payable.

As discussed herein, on April 12, 2001, we sold the assets of the remote control portion of our RFM/Broadcast division to Burk Technology, Inc. (Burk). Consideration for the sale consisted of $750,000 in cash at closing, $1.8 million in the form of a seven-year promissory note, with interest at the rate of nine percent per year, and up to $700,000 as a commission over a period of up to seven years. The payments on the promissory note may be deferred based upon Burk not meeting net quarterly sales levels established within the agreement. The promissory note is secured by a subordinate security interest in the personal property of Burk. The gain on the sale is being recognized as cash is collected (as collection was not reasonably assured from Burk). The commission is based upon future net sales of Burk over base sales established within the agreement. We realized a gain on the sale of $200,000 for the 2003 fiscal year, $176,000 for the 2002 fiscal year, and $123,000 for the 2001 fiscal year. We received payments totaling $187,000 for the 2005 fiscal year and $93,000 for the 2004 fiscal year. As of June 30, 2005, $1.5 million of the promissory note remained outstanding and we had received $20,000 in commissions.

At June 30, 2003, we had open purchase orders related to our contract manufacturers and other contractual obligations of approximately $1.4 million primarily related to inventory purchases.

We have no off-balance-sheet financing arrangements with related parties and no unconsolidated subsidiaries. Contractual obligations related to our capital leases and operating leases at June 30, 2003 are summarized below (in thousands):

	Payments Due by Period
Contractual Obligations	Total	One year or less	Two to Three Years	Four to Five Years	After Five Years

Note Payable	$1,698	$728	$970	$-	$-
Capital Leases	2,318	961	1,357	-	-
Operating Leases	1,866	828	938	100	-

Total Contractual Cash Obligations	$5,882	$2,517	$3,265	$100	$-

Beginning in January 2003 and continuing through the date of this report, we have incurred significant costs with respect to the defense and settlement of legal proceedings, and the audit of our consolidated financial statements. Restatement of fiscal 2002 and fiscal 2001 and the fiscal 2003 audit have been significantly more complex, time consuming and expensive than we originally anticipated. The extended time commitment required to complete the restatement of financial information continues to be costly and divert our resources, as well as have a material effect on our results of operations. We paid $5.0 million in cash and agreed to issue 1.2 million shares of our common stock to settle the class action lawsuit, we have incurred legal fees in the amount of approximately $1.5 million from January 2003 through the date hereof, and we have incurred audit and tax fees in the amount of approximately $2.1 million from January 2004 through the date hereof.

Notwithstanding the foregoing, as of June 30, 2005, we believe that our working capital and cash flows from operating activities will be sufficient to satisfy our operating and capital expenditure requirements for continuing operations for the next 12 months.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. We believe that the estimates we use are reasonable; however, actual results could differ from those estimates. Our significant accounting policies are described in Note 2 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The following describes our most critical accounting policies:

Revenue and Associated Allowances for Revenue Adjustments and Doubtful Accounts

We currently have one source of revenue which is product revenue, primarily from product sales to independent distributors, dealers, systems integrators, value-added resellers and end users. Product revenue is recognized when (i) the products are shipped, (ii) persuasive evidence of an arrangement exists, (iii) the price is fixed and determinable, and (iv) collection is reasonably assured. Beginning in 2001, we modified our sales channels to include distributors. These distributors were generally thinly capitalized with little or no financial resources and did not have the wherewithal to pay for these products when delivered. Furthermore, in a substantial number of cases, significant amounts of inventories were returned or never paid for and the payment for product sold (to both distributors and non-distributors) was regularly subject to a final negotiation between us and our customers. As a result of such negotiations, we routinely agreed to significant concessions from the originally invoiced amounts to facilitate collection. These practices continued to exist through the end of fiscal year 2003.

Accordingly, amounts charged to both distributors and non-distributors were not considered fixed and determinable or reasonably collectible until cash was collected. As a result, the June 30, 2003, 2002, and 2001 balance sheets reflect no accounts receivable or deferred revenue related to product sales.

As part of the restatement process we identified certain deficiencies in our internal controls over revenue recognition where amounts charged to both distributors and non-distributors were not considered fixed and determinable or reasonably collectible until cash was collected. To address these internal control deficiencies we have implemented improved credit policies and procedures, improved the approval process for sales returns and credit memos, established processes for managing and monitoring of channel inventory levels, and provided training to our accounting staff. Based upon our implementation of these internal controls and improved experience with our customers, we expect to be able to meet the criteria for revenue recognition prior to cash collection in the near future.

We offer rebates to certain distributors based upon volume of product by such distributors. We record rebates as a reduction of revenue in accordance with Emerging Issues Task Force (EITF) Issue No. 00-22, “Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future.” Beginning January 1, 2002, we adopted EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” We continue to record rebates as a reduction of revenue.

We estimate future product returns based upon historical experience and maintain an allowance for estimated returns which has been reflected as a reduction to accounts receivable. The allowance for estimated returns was $107,000, $0, and $0 as of June 30, 2003, 2002, and 2001, respectively.

We offer credit terms on the sale of our products to a majority of our customers and perform ongoing credit evaluations of our customers’ financial condition. We maintain an allowance for doubtful accounts based upon our historical collection experience and expected collectibility of all accounts receivable. The allowance for doubtful accounts was $139,000, $190,000, and $0 as of June 30, 2003, 2002, and 2001, respectively; however, our actual bad debts in future periods may differ from our current estimates and the differences may be material, which may have an adverse impact on our future accounts receivable and cash position.

Goodwill and Purchased Intangibles

We assess the impairment of goodwill and other identifiable intangibles annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an impairment review include the following:

•	Significant underperformance relative to projected future operating results;

•	Significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

•	Significant negative industry or economic trends.

If we determine that the carrying value of goodwill and other identified intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment, we would typically measure any impairment based on a projected discounted cash flow method using a discount rate determined by us to be commensurate with the risk inherent in our current business model. We evaluate goodwill for impairment at least annually.

On July 1, 2002, we completed our transitional goodwill and purchased intangibles impairment tests outlined under SFAS 142 which required the assessment of goodwill and purchased intangibles for impairment, and in the fourth quarter of fiscal 2003, we completed our annual impairment tests. As of June 30, 2003, we determined that our goodwill assets and purchased intangible assets were impaired and we recorded an impairment charge of $25.5 million related to these assets. We plan to conduct our annual impairment tests in the fourth quarter of every fiscal year, unless impairment indicators exist sooner. Screening for and assessing whether impairment indicators exist or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Additionally, changes in the high-technology industry occur frequently and quickly. Therefore, there can be no assurance that a charge to operations will not occur as a result of future purchased intangible impairment tests.

Accounting for Income Taxes

We estimate our actual current tax expense together with our temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance against these tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. To the extent we establish a valuation allowance in a period, we must include and expense the allowance within the tax provision in the consolidated statement of operations.

Lower of Cost or Market Adjustments

We account for our inventory on a first-in-first-out (FIFO) basis, and make appropriate adjustments on a quarterly basis to write-down the value of inventory to the lower of cost or net realizable value.

In order to determine what, if any, inventory needs to be written down, we perform an analysis of obsolete and slow-moving inventory quarterly. In general, we write down our excess and obsolete inventory by an amount that is equal to the difference between the cost of the inventory and its estimated market value if market value is less than cost, based upon assumptions about future product life-cycles, product demand and market conditions. Those items that are found to have a supply in excess of demand are considered to be slow-moving or obsolete and the appropriate reserve is made to write-down the value of that inventory to its realizable value.

Issued but not yet Adopted Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation establishes new guidelines for consolidating entities in which a parent company may not have majority voting control, but bears residual economic risks or is entitled to receive a majority of the entity’s residual returns, or both. As a result, certain subsidiaries that were previously not consolidated under the provisions of Accounting Research Bulletin No. 51 may now require consolidation with the parent company. This interpretation applies in the first year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We have evaluated this interpretation but do not expect that it will have a material effect on our business, results of operations, financial position, or liquidity.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We have evaluated this statement but do not expect that it will have a material effect on our business, results of operations, financial position, or liquidity.

In December 2003, the FASB issued a revision to Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN46R). FIN46R clarifies the application of ARB No. 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN46R requires the consolidation of these entities, known as variable interest entities, by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both.

Among other changes, the revisions of FIN46R (a) clarified some requirements of the original FIN46, which had been issued in January 2003, (b) eased some implementation problems, and (c) added new scope exceptions. FIN46R deferred the effective date of the Interpretation for public companies, to the end of the first reporting period ending after March 15, 2004. The adoption of this interpretation did not have a material effect on our business, results of operations, financial position, or liquidity.

In March 2004, the FASB issued EITF No. 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” which provides new guidance for assessing impairment losses on debt and equity investments. The new impairment model applies to investments accounted for under the cost or equity method and investments accounted for under FAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” EITF No. 03-01 also includes new disclosure requirements for cost method investments and for all investments that are in an unrealized loss position. In September 2004, the FASB delayed the accounting provisions of EITF No. 03-01; however the disclosure requirements remain effective. We will evaluate the effect, if any, of adopting EITF 03-01.

In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs—an amendment of ARB No. 43” (“FAS 151”), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. FAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. FAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not anticipate that the implementation of this standard will have a significant impact on our consolidated results of operations, financial condition or cash flows.

In December 2004, FASB issued Financial Accounting Standard No. 123R (“SFAS 123R”), “Share-Based Payment.” SFAS 123R is a revision of SFAS 123. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Primarily, SFAS 123R focuses on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

SFAS 123R requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Therefore, if an employee does not ultimately render the requisite service, the costs recognized related to unvested options will be reversed.

In accordance with Staff Accounting Bulletin 107, SFAS 123R is effective as of the beginning of the annual reporting period that begins after June 15, 2005. Under these guidelines, we will adopt SFAS 123R as of the beginning of the first quarter of fiscal year 2006 starting July 1, 2005. We expect this statement to have an adverse impact on our future results of operations.

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in the value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. Changes in these factors could cause fluctuations in the results of our operations and cash flows. In the ordinary course of business, we are exposed to foreign currency and interest rate risks. These risks primarily relate to the sale of products and services to foreign customers and changes in interest rates on our note payable and capital leases.

We currently have limited market risk sensitive instruments related to interest rates. Our note payable and capital lease obligations totaled approximately $3.6 million at June 30, 2003. We do not have significant exposure to changing interest rates on the note payable and capital leases because interest rates for the majority of the capital leases are fixed. We have not undertaken any additional actions to cover market interest rate market risk and are not a party to any other interest rate market risk management activities. A hypothetical 10% change in market interest rates over the next year would not impact our earnings or cash flows as the interest rates on the note payable and the majority of the capital leases are fixed.

We do not purchase or hold any derivative financial instruments.

Although our subsidiaries enter into transactions in currencies other than their functional currency, foreign currency exposures arising from these transactions are not material. The greatest foreign currency exposure arises from the remeasurement of our net equity investment in our subsidiaries to U.S. dollars. The primary currency to which we have exposure is the Canadian Dollar. We sold our Canadian subsidiary on March 4, 2005 to a private investment group. The fair value of our net foreign investments would not be materially affected by a 10% adverse change in foreign currency exchange rates from June 30, 2003 levels.

Market Risk for Investment Securities

 Investment securities consist of shares in triple-A rated short-term money market funds that typically invest in U.S. Treasury, U.S. government agency and highly rated corporate securities. Since these funds are managed in a manner designed to maintain a $1.00 per share market value, we do not expect any material changes in market values as a result of increase or decrease in interest rates.

ITEM 8.	FINANCIAL STATEMENTS.

The following financial statements are included with this report and are located immediately following the signature page.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 21, 2003, Ernst & Young, LLP ("Ernst & Young") was dismissed as the Company’s independent registered public accountants. The decision to dismiss Ernst & Young was recommended by the Audit Committee of the Board of Directors and was approved by the Board of Directors. The Company filed a current report on Form 8-K with respect to such event on July 25, 2003, which was subsequently amended on August 11, September 30, October 16, and November 7, 2003.

Ernst & Young's reports on the Company's financial statements for the two fiscal years ended June 30, 2002 and 2001 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. However, as discussed below, such reports were subsequently withdrawn and the Company engaged KPMG LLP (KPMG) to reaudit its financial statements for its 2002 and 2001 fiscal years.

On January 15, 2003, the Securities and Exchange Commission ("SEC") filed a complaint in the United States District Court against the Company and two of its former officers, which included allegations of improper revenue recognition from sales to distributors. The Company provided a copy of the complaint to Ernst & Young. The SEC complaint contained allegations that, if true, would materially impact the fairness or reliability of the Company's financial statements, and the validity of the allegations could not be determined without further investigation. The Company's representatives discussed with Ernst & Young the SEC complaint and the need to issue a press release. On January 21, 2003, the Company issued a press release and filed a current report on Form 8-K which included statements to the effect that the Company's financial statements for the fiscal years ended June 30, 2001, and June 30, 2002, and for the quarters ended March 31, 2001, through and including September 30, 2002, were under review and that investment decisions should not be made based on such financial statements, or on the auditors' report thereon included in the Company's Annual Report as filed on Form 10K. The Company's representatives discussed the text of the press release with Ernst & Young prior to its release.

In its letter to the Securities and Exchange Commission dated October 13, 2003, a copy of which is included as Exhibit 16.1 to the Company's 8-K/A report filed on November 7, 2003, Ernst & Young stated, among other things, that on or about January 21, 2003, it advised the Company's Audit Committee (through its designated representative) that the Securities and Exchange Commission’s complaint dated January 15, 2003 and other information that had come to Ernst & Young’s attention gave Ernst & Young concern regarding the fairness or reliability of the Company’s financial statements for the two fiscal years ended June 30, 2002 and 2001, and that such financial statements and Ernst & Young’s reports thereon should not be relied upon and needed to be withdrawn and that Ernst & Young was unwilling to be associated with the previously-issued financial statements until a sufficient investigation into those allegations had been performed and any matters noted in the investigation appropriately resolved. The Company has no written record of such advice and, except as described in its 8-K filings, has been unable to corroborate such statements by Ernst & Young.

On December 18, 2003, we engaged KPMG as our new independent registered public accountants to audit our financial statements for the 2003 fiscal year and to reaudit our financial statements for the 2002 and 2001 fiscal years. Those financial statements are included in this report.

ITEM 9A.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported within the required time periods and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

We have restated our consolidated financial statements for the 2002 and 2001 fiscal years, and the individual restatement adjustments are discussed in “Item 8. Financial Statements - Note 3. Restatement and Reclassification of Previously Issued Financial Statements.”

As required by Rule 13a-15 under the Exchange Act, we have completed an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness and the design and operation of our disclosure controls and procedures. This evaluation has allowed us to make conclusions in 2005, as set forth below, regarding the state of our disclosure controls and procedures as of June 30, 2003. In conducting this evaluation, we considered matters relating to the restatement of our financial statements including actions taken by us within the past two years to identify and enhance the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting. In connection with the restatement process, we also identified the internal controls over financial reporting that could or should have prevented or mitigated the errors.

We concluded that as of June 30, 2003, the following material weaknesses in our internal controls existed:

We have a material weakness with respect to accounting for revenue recognition and related sales returns, credit memos, and allowances. Our accounting policies and practices over revenue recognition and related sales returns, credit memos, and allowances were inconsistent with generally accepted accounting principles in the U.S. (GAAP). We also have ineffective controls to monitor compliance with existing policies and procedures, and have insufficient training of accounting personnel. As a result, we recognized revenue before the amounts charged to both distributors and non-distributors were considered fixed and determinable or reasonably collectible. Related sales returns and allowances, rebates, and accounts receivables were also misstated as a result of the errors in revenue recognition.

We have a material weakness related to accounting for cutoff and period-end close adjustments related to accrued liabilities and prepaid assets. Our accounting policies and practices over cutoff and period-end close adjustments related to accrued liabilities and prepaid assets were inconsistent with GAAP. This material weakness resulted in recording accruals and amortizing certain prepaid assets to operating expenses during the fiscal years ended June 30, 2003, 2002 and 2001 in the improper periods.

We have a material weakness related to the tracking and valuation of inventory, including controls to identify and properly account for obsolete inventory. Our accounting policies and practices over tracking and valuation of inventory, including controls to identify and properly account for slow moving, obsolete inventory were inconsistent with GAAP. This material weakness resulted in misstatements in the recording and presentation of inventories, including consigned inventory, obsolete and slow-moving inventories, errors in the capitalization of overhead expenses, errors in recording inventories at the lower of cost or market, and errors for inventory shrinkage.

We have a material weakness in accounting for leases, including classification as operating or capital. Our accounting policies and practices over accounting for leases, including proper classification as operating or capital, were inconsistent with GAAP. In evaluating the classification of leases, the Company did not consider all periods for which failure to renew the lease imposes a penalty on the lessee in such amount that a renewal appears, at the inception of the leases, to be reasonably assured. Accordingly, certain leases were classified as operating leases that should have been classified as capital leases.

We have a material weakness in accounting for non-routine transactions, which include business combinations, discontinued operations, sale of a business unit (other than discontinued operations), and evaluation and recognition of impairment charges. Our accounting policies and practices over accounting for such non-routine transactions were inconsistent with GAAP. This material weakness resulted in improper purchase price allocations in business combinations, improper amortization and depreciation of long-lived assets, improper identification and recording of activities related to discontinued operations, improper recording and reporting the sale of business units, improper evaluation of triggering events associated with impairment of long-lived assets (including annual impairment tests for goodwill), and; improper calculating and recording of impairment charges.

We have a material weakness in financial reporting. We lack personnel with adequate experience in preparing financial statements and related footnotes in accordance with GAAP.

The following actions have been commenced since December 2003 in response to the inadequacies noted above:

•	Termination or resignation of company officers and various financial and accounting personnel.

•	Implementation of policies imposing limits on shipments to distributors based on an evaluation of their credit and inventory stocking levels.

•
Initiation of an evaluation and remediation process with respect to internal controls over financial reporting and related processes designed to identify internal controls that mitigate financial reporting risk and identify control gaps that may require further remediation.

•
Reevaluation of prior policies and procedures and the establishment of new policies and procedures for such matters as complex transactions, account reconciliation procedures and contract management procedures.

•	Ongoing training and monitoring by management to ensure operation of controls as designed.

•	Adoption of a Code of Ethics.

We have committed considerable resources to date to the reviews and remedies described above, although certain of such items are ongoing and it will take time to realize all the benefits. Additional efforts will be required to remediate all of the deficiencies in our controls. In addition, the effectiveness of any system of disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate improper conduct completely. As a result, there can be no assurance that our disclosure controls and procedures will detect all errors or fraud.

Other than as described above, since the evaluation date, there has been no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive Officers

Directors

The following individuals are directors of ClearOne as of the date of this report:

Name	Principal Occupation during Past Five Years	Age	Director Since

Edward Dallin Bagley	Edward Dallin Bagley joined our board of directors in April 1994 and was named chairman of the board in February 2004. Mr. Bagley also served as a director from April 1987 to July 1991. He also currently serves as a director of Tunex International. Mr. Bagley has been licensed to practice law in Utah since 1965 and holds a juris doctorate degree from the University of Utah College of Law. For in excess of the past five years, Mr. Bagley has managed his own investments and served as a consultant from time to time.	66	1994

Brad R. Baldwin	Brad R. Baldwin joined our board of directors in 1988. Mr. Baldwin is an attorney licensed to practice in Utah. Since April 2001, he has been engaged in the commercial real estate business with Commerce CRG in Salt Lake City. From February 2000 to March 2001, Mr. Baldwin was an executive with Idea Exchange Inc. From October 1994 to January 2000, he served as president and chief executive officer of Bank One, Utah, a commercial bank headquartered in Salt Lake City. Mr. Baldwin holds a degree in finance from the University of Utah and a juris doctorate degree from the University of Washington.	49	1988

Larry R. Hendricks
Larry R. Hendricks joined our board of directors in June 2003. Mr. Hendricks is a certified public accountant who retired in December 1992 after serving as vice president of finance and general manager of Daily Foods, Inc., a national meat processing company. During his 30-year career in accounting, he was also a self-employed CPA and worked for the international accounting firm Peat Marwick & Mitchell. Mr. Hendricks currently serves on the board of directors for Tunex International and has served on the boards of eight other organizations, including Habitat for Humanity, Daily Foods and Skin Care International. He earned a bachelor's degree in accounting from Utah State University and a master of business administration degree from the University of Utah. Mr. Hendricks is currently a member of the American Institute of Certified Public Accountants and the Utah Association of CPAs.
		62	2003

Scott M. Huntsman
Scott M. Huntsman joined our board of directors in June 2003. Mr. Huntsman has served as president and chief executive officer of GlobalSim, a private technology and simulation company, since February 2003 and chief financial officer from April 2002 to February 2003. Prior to GlobalSim, he spent 11 years on Wall Street as an investment banker, where he focused on mergers, acquisitions and corporate finance transactions. From August 1996 to 2000, Mr. Huntsman served at Donaldson, Lufkin and Jenrette Securities Corporation until their merger with Credit Suisse First Boston where he served until January 2002. Mr. Huntsman earned a bachelor's degree from Columbia University and a master of business administration degree from The Wharton School at the University of Pennsylvania. He also studied at the London School of Economics as a Kohn Fellowship recipient.
		39	2003

Harry Spielberg	Harry Spielberg joined us as a director in January 2001. Since January 1996, Mr. Spielberg has been the director of Cosentini Information Technologies’ Audiovisual Group, a division of the consulting engineering firm Cosentini Associates. Prior to 1996, Mr. Spielberg served as vice president, engineering for Media Facilities Corp. and Barsky & Associates. Mr. Spielberg received a bachelor’s degree in psychology from the State University of New York.	53	2001

Director Compensation

All of our directors serve until their successors are elected and have qualified to serve as directors. We pay the chairman of the board $4,000 per month and all other directors $2,000 per month for their services to us as directors.

Dal Bagley, a director, served as a consultant to the Company from November 2002 through January 2004 and was paid $5,000 per month for his services. He consulted with Company’s management on mergers and financial matters on an as needed basis. Mr. Bagley’s services were performed pursuant to an oral agreement, the terms of which were approved by the Board of Directors.

Director Committees

Our board of directors currently has two standing committees: the audit and compensation committees.

The Audit Committee. The audit committee assists the board in its general oversight of our financial reporting, internal controls and audit functions and is directly responsible for the appointment, retention, compensation and oversight of our independent auditor. The audit committee is currently composed of Brad R. Baldwin, Scott M. Huntsman and Larry R. Hendricks. The board has determined that Mr. Hendricks is a financial expert and is independent within the meaning of NASDAQ Rule 4200(a)(15).

The Compensation Committee. The compensation committee makes recommendations to the Board of Directors regarding remuneration of our executive officers and directors, and administers the incentive plans for our directors, officers and employees. The compensation committee is currently composed of Brad R. Baldwin, Scott M. Huntsman and Edward Dallin Bagley.

Meetings of the Board of Directors and Committees

The board of directors held nine meetings during fiscal 2003 and nine meetings during fiscal 2002. The audit committee held nineteen meetings during fiscal 2003 and two meetings during fiscal 2002. The compensation committee held three meetings during fiscal 2003 and one meeting during fiscal 2002. In 2003, each director attended at least 75% of the meetings of the board of directors and the committees on which they served, except for Frances Flood who did not attend any board meetings after she was placed on administrative leave.

Nomination of Director Candidates:  Security holders may recommend candidates for nomination as directors. Any such recommendations should include the nominee’s name, home and business addresses and other contact information, detailed biographical data, and qualifications for board membership, along with information regarding any relationships between the candidate and ClearOne within the last three fiscal years. Any such recommendations should be sent to:

ClearOne Communications, Inc.
1825 Research Way
Salt Lake City, Utah 84119
Attention: Corporate Secretary

Executive Officers

Our executive officers as of the date of this filing are as follows:

Name	Age	Position

Zee Hakimoglu	51	President and Chief Executive Officer
Donald Frederick	50	Chief Financial Officer
Tracy Bathurst	41	Vice President of Product Line Management
DeLonie Call	52	Vice President of Human Resources
Werner Pekarek	56	Vice President of Operations
Joseph Sorrentino	50	Vice President of Worldwide Sales and Marketing

Zee Hakimoglu joined us in December 2003 with more than 15 years of executive and senior-level, high-tech management experience. She served in a variety of executive business development, product marketing, and engineering roles including vice president of product line management for ClearOne from December 2003 to July 2004; vice president of product line management for Oplink Communications, a publicly traded developer of fiber optic subsystems and components from December 2001 to December 2002; president of OZ Optics USA, a manufacturer of fiber optic test equipment and components from August 2000 to November 2001; and various management positions including vice president of wireless engineering and wireless business unit vice president for Aydin Corp., a telecommunications equipment company, formerly traded on the New York Stock Exchange from May 1982 until it was acquired in September 1996. Her business unit at Aydin was the largest provider of digital microwave radios to the US Army, which used the radios in Desert Storm and a variety of NATO operations. She also was vice president of business development for Kaifa Technology from October 1998 to August 2000 and was instrumental in its acquisition by E-Tek Dynamics, then again acquired by JDS Uniphase. Through these acquisitions, she held the role of deputy general manager of the Kaifa business unit. Ms. Hakimoglu earned a bachelor’s degree in physics from California State College, Sonoma, and a master’s degree in physics from Drexel University.

Donald Frederick joined us in July 2004 with more than 25 years of financial management experience. From January 2000 to February 2004, Mr. Frederick was most recently chief financial officer of Datasweep, Inc., a privately held enterprise software company. From June 1997 to September 1999, he was chief financial officer of ADFlex Solutions, Inc., a publicly held manufacturer of high-tech circuitry for consumer electronic products with more than $200 million in revenue. He was also vice president of finance for publicly held Flextronics International from May 1995 to May 1997 and director of finance for Sony Electronics from May 1990 to May 1995. Mr. Frederick earned a master’s degree in finance from San Jose State University and a bachelor’s degree in accounting from Michigan Technological University.

Tracy Bathurst joined us in September 1988 and held several positions with us until he was named Vice President of Product Line Management in January 2005. He was most recently ClearOne’s director of research and development and has nearly 20 years experience in defining and developing communications-related products and technology. Mr. Bathurst has lead the design and development of ClearOne’s high performance audio and telecommunications equipment. He earned a Bachelor of Science degree in industrial technology from Southern Utah University.

DeLonie Call joined us in October 2001 with nearly 15 years experience in management and executive-level human resources positions. She currently serves as vice president of human resources. From April 2000 to September 2001, Ms. Call was director of human resources for Iomega Corp. and from June 1996 to November 2000 she was vice president of human resources for Vitrex Corp., a start-up technology company. Ms. Call graduated from Weber State University with a bachelor’s degree in business management and economics.

Werner Pekarek joined us in January 2005 with more than 15 years of executive level operations experience, including responsibility for process development, production planning and implementation, purchasing, supply chain management and customer service. Mr. Pekarek held executive operations roles with Siemens Communications including vice president of operations for Siemens Communications Devices, Consumer Products from 1997 to 2000, vice president of operations for Siemens Information & Communications Networks, Networking Gear from 1992 to 1997, vice president of operations for Siemens Wireless, consumer products from 1989 to 1992, and various other management positions for Siemens from 1980 to 1989. His expertise includes low volume, high mix networking gear and high volume consumer wireless and cordless phone products. He was also Vice President of Operations for start-up high tech companies Break Points from July 2002 to December 2004 and Optical Micro Machines from November 2000 to June 2002. Mr. Pekarek earned a Bachelor of Science degree in electrical engineering from the University of Paderborn in Germany.

Joseph Sorrentino joined us in November 2004 with more than 25 years experience in various executive management and sales-related positions. From April 2002 to November 2004, Mr. Sorrentino was vice president of sales for Polycom’s voice communications division. In that role, he was responsible for driving sales of Polycom’s flagship voice products and launching its IP telephony, wireless and installed conferencing products. Prior to Polycom, he served as vice president of worldwide sales for 3Ware, a start-up storage company from July 1999 to August 2001, and for IBM’s storage systems division from October 1997 to February 1999, where he managed the company’s largest storage customers. He has also worked for Motorola, Seagate and Adaptec. Mr. Sorrentino earned a bachelor’s degree from San Jose State University.

Compliance with Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership on Form 3 and reports of changes of ownership of our equity securities on Forms 4 and 5. Officers, directors and greater than 10% shareholders are required to furnish us with copies of all Section 16(a) reports they file.

Based solely on a review of the reports and amendments to reports furnished to us, we believe that all reports required by Section 16(a) were filed on a timely basis, except that the following reports were filed late: (i) the Form 4 dated December 10, 2002 for Frances M. Flood; (ii) the Form 3 dated February 12, 2003 for Michael D. Keough; (iii) the Form 3 dated June 30, 2003 for Larry R. Hendricks; (iv) the Form 3 dated June 30, 2003 for Scott M. Huntsman; (v) the Form 3 dated November 14, 2003 for Charles A. Callis; (vi) the Form 3 dated July 27, 2004 for David Hubbard; and (vii) the Form 3 dated July 27, 2004 for Donald E. Frederick.

Code of Ethics

On November 18, 2004, the board of directors adopted a code of ethics that applies to our board of directors, executive officers and employees. A copy of our code of ethics is included as an exhibit to this report. Copies may also be requested, free of charge, from our Corporate Secretary at the following address:

ClearOne Communications, Inc.
1825 Research Way
Salt Lake City, Utah 84119
Attention: Corporate Secretary

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth for the periods indicated the compensation paid to or accrued for the benefit of each person who served as our Chief Executive Officer during fiscal 2003, our next four most highly compensated executive officers serving as of June 30, 2003 and one executive officer who served in such position during a portion of 2003 (collectively referred to herein as the “named executive officers”). The position identified in the table for each person is the position they held with us as of June 30, 2003. None of these persons is currently employed by us.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation
					Awards	Payouts
Name and Position	Fiscal Year	Salary	Bonus	Other Annual Compensation[1]	Securities Underlying Options /SARS	All Other Compensation[2]

Executive Officers as of June 30, 2003

Frances Flood President and Chief Executive Officer[3]	2003	$231,199	-	-	300,000	$1,095

	2002	$179,615	$76,006	-	100,000	$2,148

	2001	$160,000	$58,400	-	-	$2,056

Susie Strohm Vice President and Chief Financial Officer[4]	2003	$140,838	-	-	50,000	$1,050

	2002	$114,615	$30,505	-	-	$2,108

	2001	$110,000	$37,000	-	-	$2,316

Mike Keough Chief Executive Officer[5]	2003	$119,230	-	-	50,000	-

Greg Rand President and Chief Operating Officer[6]	2003	$130,256	-	-	50,000	-

Angelina Beitia Vice President[7]	2003	$116,226	-	$400	15,000	-

	2002	$118,462	$5,000	$2,005	-	$3,900

Former Executive Officers
Timothy Morrison[8] Former Vice President	2003	$120,351	-	-	15,000	$735

	2002	$159,808	$24,500	-	60,000	$637
____________

[1]	The Company did not pay or provide perquisites or other benefits during the periods indicated to any named executive officer in an aggregate amount exceeding $50,000.
[2]	These amounts reflect our contributions to our deferred compensation plan (401(k) plan) on behalf of the named executive officers.
[3]	Ms. Flood’s employment and position as an executive officer terminated on December 5, 2003.
[4]	Ms. Strohm’s employment and position as an executive officer terminated on December 5, 2003.
[5]	Mr. Keough was employed as an executive officer on from November 18, 2002 to June 24, 2004.
[6]	Mr. Rand was employed as an executive officer on from August 12, 2002 to February 25, 2004.
[7]	Ms. Beitia’s employment and position as an executive officer terminated on July 1, 2004.
[8]
Mr. Morrison’s employment and position as an executive officer terminated on February 4, 2003. The table does not include the amount paid to Mr. Morrison in May 2004 in settlement of the so-called “whistleblower action” described in Item 3. Legal Proceedings.”

Stock Options

The following table sets forth the stock option grants made to the named executive officers for fiscal 2003. We did not grant any stock appreciation rights, or SARs, to the named executive officers during fiscal 2003.

The exercise price per share of each option granted was equal to the closing price of our common stock on the date of grant.

OPTION GRANTS IN FISCAL YEAR ENDED JUNE 30, 2003
(INDIVIDUAL GRANTS)

	Number of Securities Underlying Options	Percent of Total Options Granted to Employees	Exercise or Base	Expiration	Potential Realizable Value of Assumed Annual Rate of Stock Price Appreciation for Option Term[4]
Name and Position	Granted (#)	in Fiscal Year[1]	Price ($/Sh)	Date	5%($)	10%($)

Executive Officers as of June 30, 2003

Frances Flood	300,000[2,5]	36%	$3.55	10/24/2012	$756,511	$1,973,569

Susie Strohm	50,000[3,6]	6%	$3.55	10/24/2012	$126,085	$328,928

Mike Keough	50,000[3]	6%	$3.75	11/18/2012	$133,189	$347,459

Gregory Rand	50,000[3]	6%	$3.55	10/24/2012	$126,085	$328,928

Angelina Beitia	15,000[3]	2%	$3.55	10/24/2012	$37,826	$98,678

DeLonie Call	15,000[3]	2%	$3.55	10/24/2012	$37,826	$98,678

Former Executive Officers

Timothy J. Morrison	15,000[3]	2%	$3.55	10/24/2012	$37,826	$98,678
____________

1.	Based on an aggregate of 835,500 shares subject to options granted to our employees in 2003, including the named executive officers.

2.
The options have a ten year term with one-third vesting on the day following the grant date and the remaining two-thirds vesting in equal installments on July 22, 2003 and July 22, 2004, respectively. The options vest immediately upon a change of control as defined in the plan or our board of directors has authority to accelerate vesting in the event of certain specified corporate transactions.

3.
The options have a ten year term and vest over a four year period with one-fourth vesting on the first anniversary of the grant date and the remaining three-fourths vesting in equal monthly installments over the remaining 36 month period. The options vest immediately upon a change of control as defined in the plan or our board of directors has authority to accelerate vesting in the event of certain specified corporate transactions.

4.
Potential realizable values are computed by (1) multiplying the number of shares of common stock subject to a given option by the per-share assumed stock value compounded at the annual 5% or 10% appreciation rate shown in the table for the entire ten-year term of the option and (2) subtracting from that result the aggregate option exercise price. The 5% and 10% assumed annual rates of stock price appreciation are mandated by the rules of the SEC and do not represent our estimate or projection of the future prices of our common stock. Actual gains, if any, on stock option exercises are dependent on our future financial performance, overall market conditions, and the named executive officer’s continued employment through the vesting periods. The actual value realized may be greater or less than the potential realizable value set forth in the table.

5.
Frances Flood subsequently surrendered and cancelled a total of 706,434 stock options, including the 300,000 options above, in accordance with the employment separation agreement between the Company and Ms. Flood.

6.
Susie Strohm subsequently surrendered and cancelled a total of 268,464 stock options, including the 50,000 options above, in accordance with the employment separation agreement between the Company and Ms. Strohm.

Aggregated Stock Option/SAR Exercises

The following table sets forth information concerning stock options exercised by the named executive officers during fiscal 2003 and the year-end value of in-the-money, unexercised options:

AGGREGATED OPTION EXERCISES IN FISCAL YEAR ENDED JUNE 30, 2003
AND FISCAL YEAR-END OPTION VALUES

			Number of Securities Underlying Unexercised Options at FY-End (#)	Value of Unexercised In-the-Money Options at FY-End ($)

Name and Position	Shares Acquired on Exercise (#)	Value Realized ($)[1]	Exercisable/ Unexercisable	Exercisable/ Unexercisable[2]

Executive Officers as of June 30, 2003

Frances Flood	10,000	$36,600	377,333/329,101	$233,872/$0

Susie Strohm	0	$0	159,463/109,001	$94,810/$0

Mike Keough	0	$0	0/50,000	$0/$0

Gregory Rand	0	$0	0/50,000	$0/$0

Angelina Beitia	0	$0	4,375/140,625	$0/$0

DeLonie Call	0	$0	3,500/141,500	$0/$0

Former Executive Officers

Timothy J. Morrison	0	$0	0/0	$0/$0
____________

[1]	Based upon the market price of the purchased shares on the exercise date less the option exercise price paid for such shares.

[2]
Based on the market price of $2.15 per share, which was the closing selling price of our common stock on the Pink Sheets on the last business day of our 2003 fiscal year, less the option exercise price payable per share.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Employment Agreement. On October 24, 2002, we entered into a three-year employment agreement with Frances Flood, which was terminated on December 5, 2003 as discussed below. Under the terms of the agreement, Ms. Flood agreed to serve as our Chairman of the Board, Chief Executive Officer and President. The agreement provided for the payment to Ms. Flood of a base salary of $250,000 per year from October 24, 2002 to October 23, 2003; $300,000 per year from October 24, 2003 to October 23, 2004; and $325,000 per year from October 24, 2004 to October 24, 2005, with an annual bonus of up to 50% of her base salary. She was also granted stock options.

The employment agreement provided that if Ms. Flood’s employment were terminated without “cause,” she would be entitled to her full monthly salary and health and life insurance premiums as provided in the agreement for three years from the date of termination. If Ms. Flood’s employment were terminated upon death or for “cause,” she would be entitled to receive her salary and other benefits earned but not yet paid through the date of termination, subject to any legal requirements. If Ms. Flood’s employment were terminated for disability, she would continue to receive her full monthly salary and health and life insurance premiums as provided in the agreement for one year.

The agreement provided for a cash severance payment in the amount of $875,000 and accelerated vesting of all remaining stock options granted to Ms. Flood in the event of a change in control of the Company.

Employment Separation Agreements. On December 5, 2003, the Company entered into employment separation agreements with each of Frances Flood, the Company’s former chairman, chief executive officer and president, and Susie Strohm, the Company’s former chief financial officer, which generally provided that such persons would resign from their positions and employment with the Company, and the Company would make one-time, lump sum payments to such persons in consideration of their surrender and delivery to the Company of shares of the Company’s common stock and Company stock options and their release of claims against the Company. Such persons also agreed to cooperate with the Company in the SEC action and related proceedings and the Company agreed to continue to indemnify such persons for attorneys fees incurred in the SEC action and related proceedings, subject to the limitations imposed by Utah law. The Company also released any existing claims against such persons except such claims as to which indemnification would not be permitted by Utah law. The agreement with Ms. Flood provided for a payment to her of $350,000 and her surrender and delivery to the Company of 35,000 shares of the Company’s common stock and 706,434 stock options (461,433 of which were vested). The agreement with Ms. Strohm provided for a payment to her of $75,000 and her surrender and delivery to the Company of 15,500 shares of the Company’s common stock and 268,464 stock options (171,963 of which were vested). This summary description of the employment separation agreements is qualified in its entirety by reference to the employment separation agreements, copies of which are included as exhibits to this report.

As of the end of fiscal 2003, no other named executive officer was party to an employment or severance agreement with us, and each named executive officer’s employment was on an “at-will” basis.

Settlement Agreements and Releases. We entered into settlement agreements and releases with four former executive officers in connection with the cessation of their employment, which generally provided for their resignations from their positions and employment with the Company, the payment of severance in increments in accordance with the regular payroll schedule, and a general release of claims against the Company by each of such persons. On February 27, 2004, an agreement was entered into with Greg Rand, the Company’s former president and chief operating officer, which generally provided for a severance payment of $75,000 and an accelerated vesting of 25,000 stock options. On April 6, 2004, an agreement was entered into with George Claffey, the Company’s former chief financial officer, which generally provided for a severance payment of $61,192. On June 16, 2004, an agreement was entered into with Mike Keough, the Company’s former chief executive officer, which generally provided for a severance payment of $46,154 and vested options totaling 18,749 stock options. On July 15, 2004, an agreement was entered into with Angelina Beitia, the Company’s former vice president, which generally provided for a lump sum payment of $100,000. In addition Ms. Beitia surrendered and delivered to the Company all outstanding vested and unvested options. In accordance with the terms of our stock option plans, any unvested stock options terminated on the date of termination of such persons’ employment with the Company. This summary description of the settlement agreement and releases are qualified in their entirety by reference to the settlement agreement and releases, copies of which are included as exhibits to this report.

Stock Option Plans. Under the 1998 Stock Option Plan, our board of directors has the authority to automatically accelerate the vesting of each outstanding option granted to a named executive officer in the event of specified corporate transactions, including a change in control whether or not the outstanding option is assumed or substituted in connection with the corporate transaction or change in control. All options outstanding under the 1990 Stock Option Plan are fully vested and there are no additional options available for grant.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding ownership of our common stock as of July 31, 2005 by (i) each person known to us to be the beneficial owner of more than 5% of our outstanding common stock, (ii) each director, (iii) the named executive officers, and (iv) all of our executive officers and directors as a group. Each person has sole investment and voting power with respect to the shares indicated, subject to community property laws where applicable, except as otherwise indicated below. The address for each director and officer is in care of ClearOne Communications, Inc., 1825 Research Way, Salt Lake City, Utah 84119.

Names of Beneficial Owners	Amount of Beneficial Ownership	Percentage of Class[1]

Directors and Executive Officers
Edward Dallin Bagley[2]	1,804,601	15.3%
Brad R. Baldwin[3]	181,666	1.5%
DeLonie Call[4]	74,312	0.6%
Zee Hakimoglu[5]	63,888	0.5%
Harry Spielberg[6]	59,000	0.5%
Tracy Bathurst[7]	56,017	0.5%
Don Frederick[8]	29,166	0.2%
Larry Hendricks[9]	25,500	0.2%
Scott Huntsman[10]	25,500	0.2%

Directors and Executive Officers as a Group (11 people)[11]	2,319,650	19.6%

[1]
For each individual included in the table, the calculation of percentage of beneficial ownership is based on 11,264,233 shares of common stock outstanding as of July 31, 2005 and shares of common stock that could be acquired by the individual within 60 days of July 31, 2005, upon the exercise of options or otherwise.

[2]
Includes 126,166 shares held by Mr. Bagley’s spouse with respect to which he disclaims beneficial ownership; and options to purchase 134,000 shares that are exercisable within 60 days after July 31, 2005.

[3]
Includes 88,666 shares held in the Baldwin Family Trust; 9,000 shares owned directly, which are held in an IRA under the name of Mr. Baldwin; and options to purchase 84,000 shares that are exercisable within 60 days after July 31, 2005.

[4]	Includes options to purchase 73,937 shares that are exercisable within 60 days after July 31, 2005.

[5]	Includes options to purchase 63,888 shares that are exercisable within 60 days after July 31, 2005.

[6]	Includes options to purchase 59,000 shares that are exercisable within 60 days after July 31, 2005.

[7]	Includes options to purchase 55,519 shares that are exercisable within 60 days after July 31, 2005.

[8]	Includes options to purchase 29,166 shares that are exercisable within 60 days after July 31, 2005.

[9]	Includes options to purchase 25,500 shares that are exercisable within 60 days after July 31, 2005.

[10]	Includes options to purchase 25,500 shares that are exercisable within 60 days after July 31, 2005.

[11]	Includes options to purchase a total of 550,510 shares that are exercisable within 60 days after July 31, 2005 by executive officers and directors.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Indemnification of Officers and Directors. The Company’s by-laws and the Utah Revised Business Corporation Act provide for indemnification of directors and officers against reasonable expenses incurred by such persons in connection with civil or criminal actions or proceedings to which they have been made parties because they are or were directors or officers of the Company or its subsidiaries. Indemnification is permitted if the person satisfies the required standards of conduct. Certain of the litigation matters described in "Item 3. Legal Proceedings" involved certain of the Company’s current and former directors and officers, all of whom are covered by the aforementioned indemnity and if applicable, certain prior period insurance policies. The Company has indemnified such persons for legal expenses incurred by them in such actions and has sought reimbursement from its insurance carriers. The Company cannot predict with certainty the extent to which the Company will recover the indemnification payments from its insurers. The Company has made payments to the law firms representing such current and former directors and officers in the aggregate amount of approximately $1.5 million during the period from January 2003 through June 30, 2005.

In connection with the Insurance Coverage Action described herein under the caption “Item 3. Legal Proceedings,” the Company and its counsel entered into a Joint Prosecution and Defense Agreement dated as of April 1, 2004 with Edward Dallin Bagley, a director, and his counsel, which generally provides that ClearOne and Mr. Bagley will jointly prosecute their claims against the carriers of certain prior period directors and officers liability insurance policies and jointly defend the claims made by the insurance carriers in order to reduce litigation expenses. In the litigation, ClearOne is generally pursuing claims to recover the policy limits of certain officer and director liability insurance policies and Mr. Bagley is pursuing related claims to recover losses he incurred as a result of such carriers’ refusal to pay the policy limits which refusals caused ClearOne to enter into a settlement agreement in the class action litigation that diluted Mr. Bagley’s shareholdings in ClearOne. The agreement, as amended, provides that the two law firms shall jointly represent ClearOne and Mr. Bagley, the parties shall cooperate in connection with the conduct of the litigation and that ClearOne shall pay all litigation expenses, including attorneys’ fees of its counsel and Bagley’s counsel, except litigation expenses which are solely related to Mr. Bagley’s claims in the litigation. In February 2005, we entered into a confidential settlement agreement with Lumbermens Mutual pursuant to which ClearOne and Bagley received a lump sum cash amount and the plaintiffs agreed to dismiss their claims against Lumbermens Mutual with prejudice. The cash settlement will be held in a segregated account until the claims involving National Union have been resolved, at which time the amounts received in the action will be allocated among the Company and Bagley.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

ClearOne engaged KPMG LLP (KPMG) in December 2003 to replace Ernst & Young LLP as its independent registered public accountants. ClearOne engaged KPMG to audit its financial statements for its 2003 fiscal year and to reaudit its financial statements for its 2002 and 2001 fiscal years, as well as to perform quarterly reviews on the quarters within each of these fiscal years.

The fees for the audits and quarterly reviews related to the June 30, 2003, 2002 and 2001 financial statements, taxes and audit related fees provided by KPMG were as follows:

Audit Fees	$2,258,913
Audit-Related Fees	13,029
Tax Fees	126,106

Total	$2,398,048

“Audit Fees” consisted of fees billed for services rendered for the audit of ClearOne’s annual financial statements, as described above, reviews of quarterly financial information included herein, and other services normally provided in connection with statutory and regulatory filings. “Audit-Related Fees” consisted of fees billed for consents on audit opinions for acquirees of the Company. “Tax Fees” consisted of fees billed for tax payment planning and tax preparation services.

Our Audit Committee Charter provides for pre-approval of non-audit services performed by our independent registered public accountants. All of the services performed by KPMG described above under the captions "Audit-Related Fees" and "Tax Fees" were approved in advance by our Audit Committee.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements

The following financial statements are filed as part of this report in a separate section of this Form 10-K beginning on page F-1.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2003, 2002 and 2001
Consolidated Statements of Operations and Comprehensive Income (Loss) for fiscal years ended June 30, 2003, 2002 and 2001
Consolidated Statements of Stockholders’ Equity for fiscal years ended June 30, 2003, 2002 and 2001
Consolidated Statements of Cash Flows for fiscal years ended June 30, 2003, 2002 and 2001
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements and notes thereto.

3.	Exhibits

The following documents are included as exhibits to this report.

Exhibit No.	SEC Ref. No.	Title of Document	Location
3.1	3	Articles of Incorporation and amendments thereto	Incorp. by reference[1]
3.2	3	Bylaws	Incorp. by reference[2]
10.1	10	Employment Separation Agreement between ClearOne Communications, Inc. and Frances Flood, dated December 5, 2003.*	This filing
10.2	10	Employment Separation Agreement between ClearOne Communications, Inc. and Susie Strohm, dated December 5, 2003.*	This filing
10.3	10
Share Purchase Agreement between ClearOne Communications, Inc. and ClearOne Communications of Canada, Inc. and 3814149 Canada, Inc., 3814157 Canada, Inc., Stechyson Family Trust, Jim Stechyson, Norm Stechyson, and Heather Stechyson Family Trust, dated as of August 16, 2002
			This filing
10.4	10	Asset Purchase Agreement between ClearOne Communications, Inc. and Comrex Corp., dated as of August 23, 2002.	This filing
10.5	10
Agreement and Plan of Merger dated January 21, 2003, between ClearOne Communications, Inc., Tundra Acquisitions Corporation and E.mergent, Inc., and the related Voting Agreement with E.mergent shareholders
			Incorp. by reference[3]
10.6	10
Share Purchase Agreement among ClearOne Communications, Inc. (then named Gentner Communications Corporation), Gentner Ventures, Inc. and the shareholders of Ivron Systems, Ltd. dated October 3, 2001, and amendment thereto
			Incorp. by reference[4]
10.7	10	Joint Prosecution and Defense Agreement dated April 1, 2004 between ClearOne Communications, Inc., Parsons Behle & Latimer, Edward Dallin Bagley and Burbidge & Mitchell, and amendment thereto	This filing
10.8	10	Asset Purchase Agreement dated May 6, 2004 between ClearOne Communications, Inc. and M:SPACE, Inc.	This filing
10.9	10	Asset Purchase Agreement among Clarinet, Inc., American Teleconferencing Services, Ltd. d/b/a Premier Conferencing, and ClearOne Communications, Inc., dated July 1, 2004	Incorp. by reference[5]
10.10	10	Stock Purchase Agreement dated March 4, 2005 between 6351352 Canada Inc. and Gentner Ventures, Inc., a wholly owned subsidiary of ClearOne Communications, Inc.	This filing
10.11	10	1998 Stock Option Plan	Incorp. by reference[6]
10.12	10	1990 Stock Option Plan	Incorp. by reference[7]
10.13	10	Employment Settlement Agreement and Release between ClearOne Communications, Inc. and Gregory Rand dated February 27, 2004.*	This filing
10.14	10	Employment Settlement Agreement and Release between ClearOne Communications, Inc. and George Claffey dated April 6, 2004.*	This filing
10.15	10	Employment Settlement Agreement and Release between ClearOne Communications, Inc. and Michael Keough dated June 16, 2004.*	This filing
10.16	10	Employment Settlement Agreement and Release between ClearOne Communications, Inc. and Angelina Beitia dated July 15, 2004.*	This filing
14.1	14	Code of Ethics, approved by the Board of Directors on November 18, 2004	This filing
21.1	21	Subsidiaries of the registrant	This filing
31.1	31	Section 302 Certification of Chief Executive Officer	This filing
31.2	31	Section 302 Certification of Chief Financial Officer	This filing
32.1	32	Section 1350 Certification of Chief Executive Officer	This filing
32.2	32	Section 1350 Certification of Chief Financial Officer	This filing
99.1	99	Audit Committee Charter, adopted November 18, 2004	This filing
______________
*Constitutes a management contract or compensatory plan or arrangement.

[1]	Incorporated by reference to the Registrant’s Annual Reports on Form 10-K for the fiscal years ended June 30, 1989 and June 30, 1991.
[2]	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993.
[3]	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed February 6, 2002.
[4]	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed October 18, 2001 and the Current Report on Form 8-K filed April 10, 2002.
[5]	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed July 1, 2004.
[6]	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998.
[7]	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARONE COMMUNICATIONS, INC.

August 16, 2005	By:	/s/ Zeynep Hakimoglu
Zeynep Hakimoglu
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zeynep Hakimoglu	President and Chief Executive Officer	August 16, 2005
Zeynep Hakimoglu	(Principal Executive Officer)

/s/ Donald E. Frederick	Chief Financial Officer	August 16, 2005
Donald E. Frederick	(Principal Financial and Accounting Officer)

/s/ Edward Dallin Bagley	Director	August 16, 2005
Edward Dallin Bagley

/s/ Brad R. Baldwin	Director	August 16, 2005
Brad R. Baldwin

/s/ Larry R. Hendricks	Director	August 16, 2005
Larry R. Hendricks

/s/ Scott M. Huntsman	Director	August 16, 2005
Scott M. Huntsman

/s/ Harry Spielberg	Director	August 16, 2005
Harry Spielberg

ClearOne Communications, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
ClearOne Communications, Inc.:

We have audited the accompanying consolidated balance sheets of ClearOne Communications, Inc. and subsidiaries as of June 30, 2003, 2002, and 2001, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ClearOne Communications, Inc. and subsidiaries as of June 30, 2003, 2002, and 2001 and the results of their operations and their cash flows for each of the years then ended in conformity with U. S. generally accepted accounting principles.

As discussed in Note 3 to the accompanying consolidated financial statements, the consolidated balance sheets as of June 30, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, have been restated.

As discussed in Note 2 to the consolidated financial statements, the Company changed, effective July 1, 2002, its method of accounting for goodwill and other intangible assets as required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and Statement of Financial Accounting Standard No. 141, Business Combinations.

KPMG LLP
Salt Lake City, Utah
August 12, 2005

CLEARONE COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30,
	2003	2002	2001
		(Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$6,124	$1,744	$6,851
Restricted cash	200	-	-
Marketable securities	1,900	12,400	-
Accounts receivable, net of allowances of $246, $190 and $0, respectively	4,208	4,322	2,027
Inventories, net	8,966	12,516	6,459
Income tax receivable	2,433	-	-
Deferred income tax assets	2,531	4,709	1,587
Prepaid expenses and other	555	621	680
Total current assets	26,917	36,312	17,604

Property and equipment, net	6,768	8,123	5,681
Goodwill, net	-	17,072	890
Intangibles, net	1,018	1,634	616
Deferred income tax assets, net	548	661	446
Other assets	25	74	74
Total assets	$35,276	$63,876	$25,311

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Line of credit	$-	$196	$-
Capital lease obligations	802	784	619
Note payable	652	-	-
Accounts payable	1,948	3,056	652
Accrued liabilities	9,576	2,841	1,408
Deferred revenue	550	572	-
Billings in excess of costs on uncompleted contracts	615	-	-
Income taxes payable	-	265	224
Total current liabilities	14,143	7,714	2,903

Capital lease obligations, net of current portion	1,215	2,016	1,680
Note payable, net of current portion	931	-	-
Deferred revenue, net of current portion	244	254	-
Total liabilities	16,533	9,984	4,583

Commitments and contingencies (see Notes 11 and 13)
Stockholders' equity:
Common stock, 50,000,000 shares authorized, par value $0.001, 11,086,733, 11,178,392 and 8,612,978 shares issued and outstanding, respectively	11	11	9
Additional paid-in capital	48,258	48,704	8,856
Deferred compensation	(75)	(147)	(122)
Accumulated other comprehensive income	1,197	-	-
Retained earnings (accumulated deficit)	(30,648)	5,324	11,985
Total stockholders' equity	18,743	53,892	20,728
Total liabilities and stockholders' equity	$35,276	$63,876	$25,311

See accompanying notes to consolidated financial statements.

CLEARONE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share amounts)

	Years ended June 30,
	2003	2002	2001
		(Restated)	(Restated)
Revenue:
Product	$27,512	$26,253	$22,448
Conferencing services	15,268	15,583	11,689
Business services	14,805	1,526	-
Total revenue	57,585	43,362	34,137

Cost of goods sold:
Product	15,940	10,939	8,789
Product inventory write-offs	2,175	2,945	416
Conferencing services	7,904	7,310	5,928
Business services	9,282	978	-
Total cost of goods sold	35,301	22,172	15,133

Gross profit	22,284	21,190	19,004

Operating expenses:
Marketing and selling	12,187	10,739	7,711
General and administrative	18,011	5,345	4,198
Research and product development	2,995	3,810	2,747
Impairment losses	26,001	7,115	-
Gain on sale of court conferencing assets	-	(250)	-
Purchased in-process research and development	-	-	728
Total operating expenses	59,194	26,759	15,384

Operating income (loss)	(36,910)	(5,569)	3,620

Other income (expense), net:
Interest income	85	293	334
Interest expense	(236)	(179)	(164)
Other, net	55	18	18
Total other income (expense), net	(96)	132	188

Income (loss) from continuing operations before income taxes	(37,006)	(5,437)	3,808
Provision (benefit) for income taxes	(834)	1,400	1,050
Income (loss) from continuing operations	(36,172)	(6,837)	2,758

Discontinued operations:
Income from discontinued operations, net of income taxes of $439 in 2001	-	-	737
Gain on disposal of discontinued operations, net of income taxes of $119, $104 and $72, respectively	200	176	123
Net income (loss)	$(35,972)	$(6,661)	$3,618

See accompanying notes to consolidated financial statements.

	Years ended June 30,
	2003	2002	2001
		(Restated)	(Restated)
Basic earnings (loss) per common share from continuing operations	$(3.23)	$(0.71)	$0.32
Diluted earnings (loss) per common share from continuing operations	$(3.23)	$(0.71)	$0.30

Basic earnings per common share from discontinued operations	$0.02	$0.02	$0.10
Diluted earnings per common share from discontinued operations	$0.02	$0.02	$0.09

Basic earnings (loss) per common share	$(3.21)	$(0.69)	$0.42
Diluted earnings (loss) per common share	$(3.21)	$(0.69)	$0.39

Comprehensive Income (Loss):
Net income (loss)	$(35,972)	$(6,661)	$3,618
Foreign currency translation adjustments	1,197	-	-
Comprehensive income (loss)	$(34,775)	$(6,661)	$3,618

See accompanying notes to consolidated financial statements.

CLEARONE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

					Accumulated	Retained
			Additional		Other	Earnings	Total
	Common Stock		Paid-In	Deferred	Comprehensive	(Accumulated	Stockholders'
	Shares	Amount	Capital	Compensation	Income	Deficit)	Equity

Balances at June 30, 2000 (as previously reported)	8,427,145	$9	$6,697	$-	$-	$8,047	$14,753
Adjustments to opening retained earnings (Note 3)	-	-	-	-	-	320	320
Balances at June 30, 2000 (restated)	8,427,145	9	6,697	-	-	8,367	15,073
Exercises of employee stock options	75,125	-	325	-	-	-	325
Income tax benefits from stock option exercises	-	-	116	-	-	-	116
Issuances of common stock under employee stock purchase plan	1,137	-	15	-	-	-	15
Issuance of common stock in a purchase of business	129,871	-	1,814	-	-	-	1,814
Repurchase and retirement of common stock	(20,300)	-	(244)	-	-	-	(244)
Deferred compensation resulting from the modification of stock options	-	-	133	(133)	-	-	-
Amortization of deferred compensation	-	-	-	11	-	-	11
Net income	-	-	-	-	-	3,618	3,618
Balances at June 30, 2001 (restated)	8,612,978	9	8,856	(122)	-	11,985	20,728
Exercises of employee stock options	195,999	-	1,020	-	-	-	1,020
Income tax benefits from stock option exercises	-	-	452	-	-	-	452
Issuances of common stock under employee stock purchase plan	724	-	13	-	-	-	13
Issuance of common stock and warrants for cash	1,500,000	1	23,834	-	-	-	23,835
Issuance of common stock and options in a purchase of business	868,691	1	14,426	-	-	-	14,427
Deferred compensation resulting from the modification of stock options	-	-	103	(103)	-	-	-
Amortization of deferred compensation	-	-	-	78	-	-	78
Net loss	-	-	-	-	-	(6,661)	(6,661)
Balances at June 30, 2002 (restated)	11,178,392	11	48,704	(147)	-	5,324	53,892
Exercises of employee stock options	31,500	-	86	-	-	-	86
Issuances of common stock under employee stock purchase plan	1,841	-	8	-	-	-	8
Repurchase and retirement of common stock	(125,000)	-	(430)	-	-	-	(430)
Remeasurement of stock options	-	-	(110)	110	-	-	-
Net reversal of previously amortized deferred compensation	-	-	-	(38)	-	-	(38)
Foreign currency translation adjustments	-	-	-	-	1,197	-	1,197
Net loss	-	-	-	-	-	(35,972)	(35,972)
Balances at June 30, 2003	11,086,733	$11	$48,258	$(75)	$1,197	$(30,648)	$18,743

See accompanying notes to consolidated financial statements.

CLEARONE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended June 30,
	2003	2002	2001
		(Restated)	(Restated)
Cash flows from operating activities:
Net income (loss)	$(35,972)	$(6,661)	$3,618
Results of discontinued operations, net of income taxes	(200)	(176)	(860)
Income from continuing operations	$(36,172)	$(6,837)	$2,758
Adjustments to reconcile net income (loss) to net cash provided by operations:
Loss on impairment of long-lived assets, goodwill and intangibles	26,001	7,115	-
Depreciation and amortization expense	3,469	3,012	2,230
Stock-based compensation	(38)	78	11
Gain on sale of certain assets	-	(250)	-
Write-off of inventory	2,175	2,945	416
Write-off of in-process research and development	-	-	728
Income tax benefits from stock option exercises	-	452	116
Loss (gain) on disposal of assets and fixed assets write-offs	(2)	(4)	(23)
Provision for doubtful accounts	312	43	76
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	268	46	2,361
Inventories	1,516	(5,395)	(3,127)
Prepaid expenses and other assets	67	168	59
Accounts payable	(1,126)	946	(115)
Accrued liabilities	6,142	(457)	(464)
Income taxes	(669)	(1,783)	(650)
Deferred revenue	553	(48)	-
Net change in other assets/liabilities	47	-	(19)
Net cash provided by operating activities	2,543	31	4,357

Cash flows from investing activities:
Restricted cash	(200)	-	-
Purchase of property and equipment	(1,823)	(2,805)	(1,429)
Proceeds from the sale of equipment	4	11	-
Proceeds from the sale of certain assets	80	160	-
Purchase of marketable securities	(18,500)	(30,600)	-
Sale of marketable securities	29,000	18,200	-
Cash paid for acquisitions, net of cash received	(7,444)	(14,436)	(1,856)
Net cash provided by (used in) investing activities	1,117	(29,470)	(3,285)

Cash flows from financing activities:
Borrowings under note payable	1,998	-	-
Principal payments on capital lease obligation	(784)	(713)	(552)
Principal payments on note payable	(414)	-	-
Proceeds from sales of common stock	95	24,869	340
Purchase and retirement of stock	(430)	-	(244)
Net cash provided by financing activities	465	24,156	(456)

Cash provided by discontinued operations, net of income taxes	200	176	860
Net changes in cash and cash equivalents	4,325	(5,107)	1,476
Effect of foreign exchange rates on cash and cash equivalents	55	-	-
Cash and cash equivalents at the beginning of year	1,744	6,851	5,375
Cash and cash equivalents at the end of year	$6,124	$1,744	$6,851

See accompanying notes to consolidated financial statements.

Supplemental disclosure of cash flow information:
Cash paid for interest	$211	$170	$162
Cash paid (received) for income taxes	(79)	3,529	2,523
Tax benefits from stock option exercises	-	452	116
Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired under capital lease	$-	$1,155	$1,021
Supplemental disclosure of acquisition activity:
Fair value of assets acquired	$8,235	$33,712	$2,942
IPR&D acquired	-	-	728
Liabilities assumed	599	4,484	-
Value of common shares issued	-	14,427	1,814
Cash paid for acquisition	$7,636	$14,801	$1,856

See accompanying notes to consolidated financial statements.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share amounts)

1.	Organization and Summary of Significant Accounting Policies

Organization

ClearOne Communications, Inc. and its subsidiaries (collectively, the Company) develop, manufacture, market and service a comprehensive line of audio conferencing products, which range from tabletop conferencing phones to professionally installed audio systems. The Company’s solutions create a natural communication environment, designed to save organizations time and money by enabling more effective and efficient communication between geographically separated businesses, employees and customers.

The Company’s customers include some of the world’s largest and most prestigious companies and institutions, government organizations, educational institutions, and small and medium sized businesses. The Company sells its products to these customers directly and through a distribution network of independent distributors and dealers, including systems integrators and value-added resellers.

The Company has restated its consolidated financial statements as of June 30, 2002 and 2001, and for each of the years then ended, as discussed in more detail in Note 3. Certain adjustments impacting the Company’s Consolidated Financial Statements for periods prior to 2001 were also identified, as the Company has recorded the cumulative effect of adjustments of $320 for 2000 to retained earnings as of June 30, 2000.

2.	Summary of Significant Accounting Policies

Consolidation - These consolidated financial statements include the financial statements of ClearOne Communications, Inc. and its wholly-owned subsidiaries, E.mergent, Inc., ClearOne Communications EuMEA GmbH, ClearOne Communications of Canada, Inc., OM Video, ClearOne Communications Limited UK, and Gentner Communications Ltd. - Ireland. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and these accompanying notes. Actual results could differ from those estimates. Key estimates in the accompanying consolidated financial statements include, among others, allowances for doubtful accounts and product returns, provisions for obsolete inventory, valuation of long-lived assets including goodwill, and deferred income tax asset valuation allowances.

Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As of June 30, 2003, 2002, and 2001, cash equivalents totaled $5,049, $1,174, and $6,611, respectively, and consisted primarily of money market funds.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share amounts)

Restricted Cash - The Company’s restricted cash relates to obligations from the acquisition of OM Video. The funds were held until OM Video met certain requirements as outlined in the purchase agreement. In February 2004, the restricted cash was paid to OM Video.

Marketable Securities - The Company’s marketable securities are classified as available-for-sale securities and are comprised of municipal government auction rate notes and auction preferred stock that have original maturities of greater than one year. Management determines the appropriate classifications of investments at the time of purchase and reevaluates such designation as of each balance sheet date. Unrealized holding gains and losses, net of the related tax effect on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Available-for-sale securities are carried at fair value which approximated cost.

The Company considers highly liquid marketable securities with an effective maturity to the Company of less than one year to be current assets. The Company defines effective maturity as the shorter of the original maturity to the Company or the effective maturity as a result of periodic auction or optional redemption features of certain of its investments. Such investments are expected to be realized in cash or sold or consumed during the normal operating cycles of the business. As of June 30, 2003 and 2002, all marketable securities were classified as current assets.

Marketable securities as of June 30, 2003 and 2002 were as follows:

	2003	2002

Municipal government auction rate notes	$1,900	$8,400
Auction preferred stock	-	4,000
	$1,900	$12,400

The Company regularly monitors and evaluates the value of its marketable securities. When assessing marketable securities for other-than-temporary declines in value, the Company considers such factors, among other things, as how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the collateral supporting the investments, insurance policies which protect the Company’s investment position, the interval between auction periods, whether or not there have been any failed auctions, and the credit rating issued for the securities by one or more of the major credit rating agencies. A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established.

For each of the fiscal years ended June 30, 2003 and 2002 realized gains and losses upon the sale of available-for-sale securities were insignificant. Unrealized gains and losses on available-for-sale securities are insignificant for all periods and accordingly have not been recorded as a component of other comprehensive income. The specific identification method is used to compute the realized gains and losses.

Accounts Receivable - Accounts receivable are recorded at the invoiced amount. Credit is granted to customers without requiring collateral. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Management regularly analyzes accounts receivable including historical bad debts, customer concentrations, customer creditworthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

Inventories - Inventories are valued at the lower of cost or market computed on a first-in, first-out (FIFO) basis. Inventoried costs include material, direct engineering and production costs, and applicable overhead, not in excess of estimated realizable value. Consigned inventory includes product that has been delivered to customers for which revenue recognition criteria have not been met. Consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. During the fiscal years ended June 30, 2003, 2002, and 2001, the Company recorded inventory write-offs of $2,175, $2,945, and $416, respectively.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share amounts)

Property and Equipment - Property and equipment are stated at cost. Costs associated with internally developed software are capitalized in accordance with Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Depreciation and amortization are calculated over the estimated useful lives of the respective assets using the straight-line method. Estimated useful lives are generally two to ten years. Leasehold improvement amortization is computed using the straight-line method over the shorter of the lease term or the estimated useful life of the related assets. Repairs and maintenance costs are expensed as incurred.

Goodwill - The Company amortized goodwill related to the ClearOne, Inc. (ClearOne) acquisition from the acquisition date through June 30, 2002. During each of the fiscal years ended June 30, 2002 and 2001 goodwill amortization was $297, and was reported in general and administrative expense. In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 eliminates amortization of goodwill and intangible assets with indefinite lives and instead sets forth methods to periodically evaluate goodwill for impairment. The nonamortization and amortization provisions of SFAS No. 142 are effective immediately for goodwill and intangible assets acquired after June 30, 2001. The Company adopted the amortization provisions of SFAS No. 142 with respect to its fiscal year 2002 acquisitions of Ivron Systems, Ltd. (Ivron) and E.mergent, Inc. (E.mergent) and its fiscal year 2003 acquisition of OM Video. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company adopted this statement effective July 1, 2002.

The following unaudited pro forma results of operations data for the years ended June 30, 2003, 2002, and 2001 are presented as if the provisions of SFAS No. 142 had been in effect for all period presented:

	Years Ended June 30,
	2003	2002	2001
		(restated)	(restated)
Reported net income (loss)	$(35,972)	$(6,661)	$3,618
Goodwill amortization, net of income tax	-	186	186
Adjusted net income (loss)	$(35,972)	$(6,475)	$3,804
Basic earnings per share:
As reported	$(3.21)	$(0.69)	$0.42
Goodwill amortization	-	0.02	0.02
As adjusted	$(3.21)	$(0.67)	$0.44
Diluted earnings per share:
As reported	$(3.21)	$(0.69)	$0.39
Goodwill amortization	-	0.02	0.02
As adjusted	$(3.21)	$(0.67)	$0.41

As of July 1, 2002, the Company’s gross goodwill balance was $17,072 from the E.mergent, Inc. acquisition on May 31, 2002. Upon adoption of SFAS No. 142, there was no impairment of goodwill. As of July 1, 2002, the Company adopted all remaining provisions of SFAS No. 142, including the annual impairment evaluation provisions, and established its annual review for impairment as June 30. Although goodwill will be tested at least annually for impairment, it is tested more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The impairment testing is performed at the reporting unit level in two steps: (i) the Company determines the fair value of a reporting unit and compares it to its carrying amount, and (ii) if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation in accordance with SFAS No. 141, Business Combinations.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share amounts)

Prior to the adoption of SFAS No. 142, the Company evaluated impairment of goodwill under the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.”

Impairment of Long-Lived Assets - Through June 30, 2002, the Company accounted for long-lived assets, including intangible assets with definite lives, in accordance with SFAS No. 121.

As of July 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whereby long-lived assets, such as property, equipment and definite-lived intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated future undiscounted net cash flows of the related asset or group of assets over their remaining lives. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell.

Fair Value of Financial Instruments - The carrying values of cash equivalents, accounts receivable, accounts payable, and accrued liabilities all approximate fair value due to the short-term maturities of these assets and liabilities. The carrying values of lines of credit also approximate fair value because applicable interest rates either fluctuate based on market conditions or approximate the Company’s borrowing rate.

Foreign Currency - The functional currency for OM Video is the Canadian Dollar. The functional currency for the Company’s other foreign subsidiaries is the U.S. Dollar. The results of operations for the Company’s other subsidiaries are recorded by the subsidiaries in Euro and British Pound and remeasured in the U.S. Dollar. Assets and liabilities are translated or remeasured into U.S. dollars at the exchange rate prevailing on the balance sheet date or the historical rate, as appropriate. Revenue and expenses are translated or remeasured at average rates of exchange prevailing during the period. Adjustments resulting from the translation of OM Video amounts are recorded as accumulated other comprehensive income in the accompanying consolidated balance sheets. The impact from remeasurement of all other subsidiaries is recorded in the accompanying consolidated statements of operations.

Revenue Recognition - The Company has three sources of revenue: (i) product revenue, primarily from product sales to distributors, dealers and end users; (ii) conferencing services revenue, primarily from full-service conference calling and on-demand, reservationless conference calling; and (iii) business services revenue which include technical services such as designing, constructing and servicing of conference systems and maintenance contracts.

Product revenue is recognized when (i) the products are shipped, (ii) persuasive evidence of an arrangement exists, (iii) the price is fixed and determinable, and (iv) collection is reasonably assured. Beginning in 2001, the Company modified its sales channels to include distributors. These distributors were generally thinly capitalized with little or no financial resources and did not have the wherewithal to pay for these products when delivered by the Company. Furthermore, in a substantial number of cases, significant amounts of inventories were returned or never paid for and the payment for product sold (to both distributors and non-distributors) was regularly subject to a final negotiation between the Company and its customers. As a result of such negotiations, the Company routinely agreed to significant concessions from the originally invoiced amounts to facilitate collection. These practices continued to exist through the end of fiscal year 2003.

Accordingly, amounts charged to both distributors and non-distributors were not considered fixed and determinable or reasonably collectible until cash was collected. As a result, the June 30, 2003, 2002, and 2001 balance sheets reflect no accounts receivable or deferred revenue related to product sales.

Conferencing services revenue is recognized at the time of customer usage, and is based upon minutes used.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share amounts)

Business services activities involve designing and constructing conference systems under fixed-price contracts. Revenues from fixed-priced construction contracts are recognized on the completed-contract method. This method is used because the typical contract is completed in three months or less and financial position and results of operations do not vary significantly from those which would result from use of the percentage-of-completion method. A contract is considered complete when all costs except insignificant items have been incurred and the installation is operating according to specification or has been accepted by the customer. Contract costs include all direct material and labor costs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

Revenue from maintenance contracts on conference systems is recognized on a straight-line basis over the maintenance period pursuant to Financial Accounting Standards Board Technical Bulletin No. 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.”

The Company offers rebates to certain of its distributors based upon volume of product purchased by such distributors. The Company records rebates as a reduction of revenue in accordance with Emerging Issues Task Force (EITF) Issue No. 00-22, “Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future.” Beginning January 1, 2002, the Company adopted EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” The Company continues to record rebates as a reduction of revenue.

The Company estimates future product returns based upon historical experience and maintains an allowance for estimated returns which has been reflected as a reduction to accounts receivable. The allowance for estimated returns was $107, $0, and $0 as of June 30, 2003, 2002, and 2001, respectively.

Shipping and Handling Costs - Shipping and handling billed to customers is recorded as revenue.  Shipping and handling costs are included in cost of goods sold.

Stock-Based Compensation - The Company accounts for stock-based compensation issued to directors, officers, and employees in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB No. 25, compensation expense is recognized if an option’s exercise price on the measurement date is below the fair market value of the Company’s common stock. The compensation, if any, is amortized to expense over the vesting period.

SFAS No. 123, “Accounting for Stock-Based Compensation,” required pro forma information regarding net income (loss) as if the Company had accounted for its stock options granted under fair value method prescribed by SFAS No. 123. The fair value of the options and employee stock purchase rights is estimated using the Black-Scholes option pricing model. For purposes of the pro forma disclosures, the estimated fair value of the stock options is amortized over the vesting periods of the respective stock options. The following is the pro forma disclosure and the related impact on the net income (loss) attributable to common stockholders and net income (loss) per common share for the years ended June 30, 2003, 2002, and 2001.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share amounts)

	2003	2002	2001
		(restated)	(restated)
Net income (loss):
As reported	$(35,972)	$(6,661)	$3,618
Stock-based employee compensation expense included in reported net income (loss), net of income taxes	(24)	49	7
Stock-based employee compensation expense determined under the fair-value method for all awards, net of income taxes	(966)	(1,003)	(1,139)
Pro forma	$(36,962)	$(7,615)	$2,486

Basic earnings (loss) per common share:
As reported	$(3.21)	$(0.69)	$0.42
Pro forma	(3.31)	(0.79)	0.29
Diluted earnings (loss) per common share:
As reported	$(3.21)	$(0.69)	$0.39
Pro forma	(3.31)	(0.79)	0.27

Research and Product Development Costs - The Company expenses research and product development costs as incurred.

Advertising - The Company expenses advertising costs as incurred. Advertising expenses consist of trade shows and magazine advertisements. Advertising expenses for the fiscal years ended June 30, 2003, 2002, and 2001 totaled $361, $693, and $358, respectively.

Income Taxes - The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some or all of the deferred tax assets may not be realized.

Issued but not yet Adopted Accounting Pronouncements - In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation establishes new guidelines for consolidating entities in which a parent company may not have majority voting control, but bears residual economic risks or is entitled to receive a majority of the entity’s residual returns, or both. As a result, certain subsidiaries that were previously not consolidated under the provisions of Accounting Research Bulletin No. 51 may now require consolidation with the parent company. This interpretation applies in the first year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has evaluated this interpretation but does not expect that it will have a material effect on its business, results of operations, financial position, or liquidity.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has evaluated this statement but does not expect that it will have a material effect on its business, results of operations, financial position, or liquidity.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share amounts)

In December 2003, the FASB issued a revision to Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN46R). FIN46R clarifies the application of ARB No. 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN46R requires the consolidation of these entities, known as variable interest entities, by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both.

Among other changes, the revisions of FIN46R (a) clarified some requirements of the original FIN46, which had been issued in January 2003, (b) eased some implementation problems, and (c) added new scope exceptions. FIN46R deferred the effective date of the Interpretation for public companies, to the end of the first reporting period ending after March 15, 2004. The adoption of this interpretation did not have a material effect on the Company’s business, results of operations, financial position, or liquidity.

In March 2004, the FASB issued EITF No. 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” which provides new guidance for assessing impairment losses on debt and equity investments. The new impairment model applies to investments accounted for under the cost or equity method and investments accounted for under FAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” EITF No. 03-01 also includes new disclosure requirements for cost method investments and for all investments that are in an unrealized loss position. In September 2004, the FASB delayed the accounting provisions of EITF No. 03-01; however the disclosure requirements remain effective. The Company will evaluate the effect, if any, of adopting EITF 03-01.

In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs—an amendment of ARB No. 43” (“FAS 151”), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. FAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. FAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a significant impact on its consolidated results of operations, financial condition or cash flows.

In December 2004, FASB issued Financial Accounting Standard No. 123R (“SFAS 123R”), “Share-Based Payment.” SFAS 123R is a revision of SFAS 123. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Primarily, SFAS 123R focuses on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

SFAS 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Therefore, if an employee does not ultimately render the requisite service, the costs recognized related to unvested options will be reversed.

In accordance with Staff Accounting Bulletin 107, SFAS 123R is effective as of the beginning of the annual reporting period that begins after June 15, 2005. Under these guidelines, the Company will adopt SFAS 123R as of the beginning of the first quarter of fiscal year 2006 starting July 1, 2005. The Company expects this statement to have an adverse impact on its future results of operations.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share amounts)

3.	Restatement and Reclassifications of Previously Issued Financial Statements

The Company’s previously issued consolidated balance sheets, consolidated statements of operations and comprehensive income (loss), consolidated statements of stockholders’ equity and cash flows for the years ended June 30, 2002 and 2001 have been restated to correct for certain accounting errors.

Summary of restatement items

Errors in previously issued financial statements were identified in the following areas:

Revenue Recognition and Related Sales Returns, Credit Memos, and Allowances. The Company recognized revenue before the amounts charged to both distributors and non-distributors were considered fixed and determinable or reasonably collectible. Accordingly, revenue was inappropriately accelerated.

Beginning in 2001 and through 2002, the Company modified its sales channels to include distributors. These distributors were generally thinly capitalized with little or no financial resources and did not have the wherewithal to pay for these products when delivered by the Company. Furthermore, in a substantial number of cases, significant amounts of inventories were returned or never paid for and the payment for product sold (to both distributors and non-distributors) was regularly subject to final negotiation between the Company and its customers. As a result of such negotiations, the Company routinely agreed to significant concessions from the originally invoiced amounts to facilitate collection. Accordingly, amounts charged to both distributors and non-distributors were not considered fixed and determinable or reasonably collectible until cash was collected. Accordingly, product revenues to distributors and non-distributors were restated for the years ending June 30, 2002 and 2001.

Related sales returns and allowances, rebates, and accounts receivables were revised appropriately given the revenue adjustments.

Cutoff and Period-End Close Adjustments Related to Accrued Liabilities and Prepaid Assets. The Company recorded accruals and amortized certain prepaid assets to operating expenses during the fiscal years ended June 30, 2002 and 2001 in the improper periods. Accordingly, adjustments to accrued liabilities, prepaid assets, and operating expenses were recorded for the years ending June 30, 2002 and 2001.

Tracking and Valuation of Inventory, Including Controls to Identify and Properly Account for Obsolete Inventory. As part of the restatement process, the Company discovered that it made errors in the recording and presentation of inventories, including consigned inventory, obsolete and slow-moving inventories, errors in the capitalization of overhead expenses, errors in recording inventories at the lower of cost or market, and errors for inventory shrinkage. As a result, the Company made adjustments to reflect consigned inventory, to properly capitalize overhead expenses, physical inventory adjustments, adjustments to lower of cost or market, and adjustments to reserves for excess, obsolete and slow-moving inventory. Accordingly, inventories and cost of goods sold were restated to properly account for these errors.

Accounting for Leases, Including Classification as Operating or Capital. In evaluating the classification of leases, the Company did not consider all periods for which failure to renew the lease imposes a penalty on the lessee in such amount that a renewal appears, at the inception of the leases, to be reasonably assured. Accordingly, certain leases were classified as operating leases that should have been classified as capital leases. The effect of properly recording the capital leases on the Company’s previously reported financial statements is to record additional capital lease obligations, property and equipment, and depreciation expense and reduce rental expense for fiscal periods ending June 30, 2002 and 2001.

The Company did not consider escalating rent payments and rent holidays for certain operating leases. Accordingly, rent expense was inappropriately understated. The effect of straight-lining rent payments on the Company’s previously reported financial statements is to record an accrued liability for future rent payments and record additional rent expense.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share amounts)

Classification of Cash and Marketable Securities. In previously issued consolidated financial statements, the Company classified municipal government auction rate notes and auction rate preferred stocks as cash instead of marketable securities. Accordingly, reclassifications were made to the 2002 cash balances to properly classify those as marketable securities instead of cash.

Accounting for Acquisitions. During the restatement process, the Company determined that the valuations and purchase price allocations in connection with its acquisitions of ClearOne, Ivron, and E.mergent were not performed properly. The Company engaged independent third-party valuation specialists to provide valuations and purchase price allocations on these acquisitions. The Company re-examined the purchase price allocations and adjusted for items that should have been recorded previously.

•
In the Company’s previously issued consolidated financial statements, the Company valued the 129,871 shares of common stock issued in conjunction with the acquisition of ClearOne at $15.40 per share. The Company determined that the shares should have been valued at $13.97 per share based on the market prices a few days before and after the measurement date.

•
The Company recorded adjustments to the amounts allocated to certain acquired intangible assets, including developed technologies, patents and trademarks, and distribution agreements. The Company also recorded adjustments to the amounts allocated to in-process research and development related to the ClearOne acquisition.

•
The Company recorded adjustments to the amounts allocated to certain acquired tangible assets and assumed liabilities, including cash, accounts receivable, inventory, property and equipment, deferred tax assets, and deferred tax liabilities.

•
The adjustments to purchase price, as well as the adjustments to the amounts allocated to acquired intangible assets, acquired tangible assets, and assumed liabilities, resulted in corresponding adjustments to the amount allocated to goodwill.

Accounting for Equity and Other Significant Non-Routine Transactions.

•
During the year ended June 30, 2001, the Company sold its remote control product line to Burk Technology. In previously issued consolidated financial statements, the Company recognized a gain on the sale of its remote control product line that included a significant note receivable from the buyer at the time of the sale, and recognized interest income associated with the note receivable in periods subsequent to the sale. Based on an analysis of the facts and circumstances that existed at the date of the sale, the recognition of this gain was inappropriate as the buyer did not have the wherewithal to pay this note receivable, the operations of the remote control product line had not historically generated cash flows sufficient to fund the required payments, and there were contingent liabilities the Company had to the buyer. Accordingly, the Company concluded that the gain should be recognized as cash is received from the buyer. As a result, the Company has reduced the gain on sale and eliminated the note receivable at the time of the sale, and recognized additional gain on the sale of the product line when-and-as cash payments on the note receivable are obtained.

•
During the year ended June 30, 2002, the Company experienced certain triggering events that indicated that certain long-lived assets related to ClearOne and Ivron were impaired. Accordingly, the Company performed an impairment analysis in accordance with the provisions of SFAS No. 121. As a result of this analysis, the Company determined that goodwill, intangible assets, and certain property and equipment related to the ClearOne and Ivron acquisitions were fully impaired as of June 30, 2002. As a result, the Company recognized an impairment loss equal to the carrying value of these assets. In previously issued consolidated financial statements, the Company failed to recognize that a triggering event had occurred and did not record an impairment loss for these assets.

•
During the year ended June 30, 2001, the terms of certain outstanding stock options were modified to allow for their acceleration in the event the Company met certain EPS targets. During the year ended June 30, 2001 the Company cancelled certain outstanding stock options and issued a replacement award with a lower exercise price, resulting in variable accounting. In previously issued consolidated financial statements, the Company did not record compensation expense in connection with these modifications in accordance with APB No. 25 and FASB Interpretation Number 44, “Accounting for Certain Transactions involving Stock Compensation” (an interpretation of APB No. 25).

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share amounts)

•
On June 29, 2001, the Company repurchased 5,000 shares of its previously issued and outstanding common shares. In previously issued consolidated financial statements, the Company did not record the effects of this transaction until fiscal year 2002.

Accounting for Income Taxes. During the fiscal periods ending June 30, 2002 and 2001, the Company’s income before income taxes was restated to correct for certain accounting errors, resulting in less pre tax book income and correspondingly less income tax expense. In conjunction with the restatement, the Company evaluated the realizability of deferred tax assets. In 2002, the Company recorded an increased domestic valuation allowance to reflect its determination that not all of its deferred tax assets were more likely than not realizable pursuant to the provisions of SFAS 109, “Accounting for Income Taxes”.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share amounts)

Restated Financial Statements

Impact on Consolidated Statements of Operations

	As of June 30, 2002		As of June 30, 2001
	As Previously Reported	Restated	As Previously Reported	Restated
Revenue:
Product	$37,215	$26,253	$28,190	$22,448
Conferencing services	17,328	15,583	11,689	11,689
Business services	-	1,526	-	-
Total revenue	54,543	43,362	39,879	34,137

Cost of goods sold:
Product	15,057	10,939	10,634	8,789
Product inventory write-offs	-	2,945	-	416
Conferencing services	7,943	7,310	5,869	5,928
Business services	-	978	-	-
Total cost of goods sold	23,000	22,172	16,503	15,133

Gross profit	31,543	21,190	23,376	19,004

Operating expenses:
Marketing and selling	10,705	10,739	7,753	7,711
General and administrative	6,051	5,345	4,649	4,198
Research and product development	4,053	3,810	2,502	2,747
Impairment losses	-	7,115	-	-
Gain on sale of court conferencing assets	-	(250)	-	-
Purchased in-process research and development	-	-	-	728
Total operating expenses	20,809	26,759	14,904	15,384

Operating income (loss)	10,734	(5,569)	8,472	3,620

Other income, net	509	132	373	188

Income (loss) from continuing operations before income taxes	11,243	(5,437)	8,845	3,808
Provision for income taxes	3,831	1,400	3,319	1,050
Income (loss) from continuing operations	7,412	(6,837)	5,526	2,758

Discontinued operations:
Income from discontinued operations, net of income taxes	-	-	737	737
Gain on disposal of a component of our business, net of income taxes	-	176	1,220	123
Net income (loss)	$7,412	$(6,661)	$7,483	$3,618

Basic earnings (loss) per common share from continuing operations	$0.77	$(0.71)	$0.64	$0.32
Diluted earnings (loss) per common share from continuing operations	$0.74	$(0.71)	$0.61	$0.30

Basic earnings per common share from discontinued operations	$-	$0.02	$0.23	$0.10
Diluted earnings per common share from discontinued operations	$-	$0.02	$0.22	$0.09

Basic earnings (loss) per common share	$0.77	$(0.69)	$0.87	$0.42
Diluted earnings (loss) per common share	$0.74	$(0.69)	$0.83	$0.39

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share amounts)

Impact on Consolidated Balance Sheets

	As of June 30, 2002		As of June 30, 2001
	As Previously Reported	As Restated	As Previously Reported	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$14,248	$1,744	$6,852	$6,851
Marketable securities	-	12,400	-	-
Accounts receivable, net	20,317	4,322	7,213	2,027
Inventories	8,606	12,516	4,132	6,459
Note receivable, current portion	196	-	71	-
Deferred income tax assets	1,293	4,709	248	1,587
Prepaid expenses and other	610	621	780	680
Total current assets	45,270	36,312	19,296	17,604

Property and equipment, net	5,770	8,123	3,697	5,681
Goodwill, net	20,553	17,072	2,634	890
Intangibles, net	6,991	1,634	182	616
Deferred income tax assets	-	661	-	446
Note Receivable, net of current portion	1,490	-	1,716
Other assets	73	74	73	74
Total assets	$80,147	$63,876	$27,598	$25,311

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Line of credit	$196	$196		$-
Capital lease obligations	60	784	182	619
Accounts payable	3,053	3,056	568	652
Accrued liabilities	2,299	2,841	1,130	1,408
Deferred revenue	607	572	-	-
Income taxes payable	820	265	422	224
Total current liabilities	7,035	7,714	2,302	2,903

Capital lease obligations, net of current portion	41	2,016	48	1,680
Deferred revenue, net of current portion	277	254	-	-
Deferred income tax liabilities	1,458	-	746	-
Total liabilities	8,811	9,984	3,096	4,583

Commitments and contingencies
Stockholders' equity:
Common stock	11	11	9	9
Additional paid-in capital	48,384	48,704	8,963	8,856
Deferred compensation	-	(147)	-	(122)
Retained earnings	22,941	5,324	15,530	11,985
Total stockholders' equity	71,336	53,892	24,502	20,728
Total liabilities and stockholders' equity	$80,147	$63,876	$27,598	$25,311

Impact on Stockholders’ Equity

The restatement adjustments resulted in a cumulative net reduction to stockholders’ equity of $17,444 and $3,774 as of June 30, 2002 and 2001, respectively. The Company has also restated the June 30, 2000 retained earnings balance to reflect cumulative adjustments through that date of $320.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share amounts)

Impact on Cash Flows

The following table presents selected consolidated statements of cash flows information showing previously reported and restated cash flows, for the years ended June 30, 2002 and 2001:

	Years ended June 30,		Years ended June 30,
	2002		2001
	As previously reported	As restated	As previously reported	As restated
Net cash from (used in) operating activities	$105	$31	$3,708	$4,357
Net cash (used in) investing activities	(17,044)	(29,470)	(3,114)	(3,285)
Net cash from (used in) financing activities	24,335	24,156	(104)	(456)

4.	Inventories

Inventories, net of reserves, consist of the following as of June 30, 2003, 2002 and 2001:

	June 30,
	2003	2002	2001
		(Restated)	(Restated)
Raw materials	$3,881	$2,159	$2,655
Finished goods	3,343	2,977	1,414
Consigned inventory	1,742	7,380	2,390
Total inventory	$8,966	$12,516	$6,459

Consigned inventory represents inventory at distributors and other customers where revenue recognition criteria have not been achieved.

5.	Costs and Estimated Earnings on Uncompleted Contracts

Information with respect to uncompleted contracts is as follows as of June 30, 2003:

2003

Costs incurred on uncompleted contracts	$416
Less billings on uncompleted contracts	(1,031)
$(615)

The above amounts are reported in the consolidated balance sheet in billings in excess of costs on uncompleted contracts.

6.	Property and Equipment

Major classifications of property and equipment and estimated useful lives are as follows as of June 30, 2003, 2002 and 2001:

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share amounts)

	Estimated	June 30,
	useful lives	2003	2002	2001
			(Restated)	(Restated)
Office furniture and equipment	3 to 10 years	$7,309	$7,381	$4,904
Manufacturing and test equipment	2 to 10 years	3,276	2,622	2,305
Telephone bridging equipment	5 to 7 years	4,693	4,545	3,212
Vehicles	3 to 5 years	9	9	-
		15,287	14,557	10,421
Accumulated depreciation and amortization		(8,519)	(6,434)	(4,740)
Net property and equipment		$6,768	$8,123	$5,681

During 2003, the Company recorded impairment losses of $270 and $265 related to property and equipment associated with the E.mergent and the OM Video asset groupings, respectively. During 2002, the Company recorded impairment losses of $72 related to property and equipment associated with the Ivron asset grouping.

7.	Acquisitions

During the fiscal year ended June 30, 2001, the Company completed the acquisition of ClearOne, a developer of video conferencing technology and audio conferencing products. During the fiscal year ended June 30, 2002, the Company completed the acquisitions of Ivron, a developer of videoconferencing technology and product, and E.mergent, a developer and manufacturer of document cameras, a manufacturer of conferencing furniture and an integration services business. During the fiscal year ended June 30, 2003, the Company completed the acquisition of Stechyson Electronics Ltd., doing business as OM Video, an integration business services company. The total consideration for each acquisition was based on negotiations between the Company and the acquired company’s shareholders that took into account a number of factors of the business, including historical revenues, operating history, products, intellectual property and other factors. Each acquisition was accounted for under the purchase method of accounting. The operations of each acquisition are included in the accompanying statements of operations for the period since the date of each acquisition.

Accounting for the acquisition of a business requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The Company use information available at the date of the acquisitions to estimate the individual fair values of properties, equipment, identifiable intangible assets and liabilities to make these fair value determinations and, for significant business acquisitions, engaged third-party valuation firms to assist in the fair value determinations of the acquired net assets. The following summarizes the consideration and purchase price allocations of each acquisition:

	ClearOne	Ivron	E.mergent	OM Video
		(Restated)	(Restated)	(Restated)
Cash	$1,758	$6,650	$7,300	$6,276
Holdback account	-	-	-	600
Common stock and fully-vested options	1,814	-	14,427	-
Direct acquisition costs	98	248	603	110
Total consideration	$3,670	$6,898	$22,330	$6,986

Net tangible assets acquired	$831	$310	$3,591	$337
Intangible assets:
In-process research and development	728	-	-	-
Developed technologies	680	5,260	-	-
Patents and trademarks	207	1,110	1,060	-
Customer relationships	37	-	392	-
Non-compete agreements	-	-	215	574
Goodwill	1,187	218	17,072	6,075
Total purchase price allocation	$3,670	$6,898	$22,330	$6,986

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share amounts)

ClearOne, Inc.

In May 2000, the Company entered into an agreement to purchase substantially all of the assets of ClearOne, Inc. for $3,572 consisting of $1,758 of cash and 129,871 shares of restricted common stock valued at $13.97 per share. The acquisition was consummated on July 5, 2000.

As of the acquisition date, the Company acquired tangible assets consisting of property and equipment of $473, deposits of $59 and inventory of $299.

In conjunction with a third-party valuation firm, the Company determined the useful lives and amounts of the developed technologies, trademarks and distribution agreements. The developed technologies, trademarks and distribution agreement had estimated useful lives of three years. Goodwill was being amortized on a straight-line basis over four years until the adoption of SFAS No. 142 on July 1, 2002.

The Company charged $728 to expense representing acquired in-process research and development that had not yet reached technological feasibility. The Company anticipated the technology would require an additional 18 to 20 months of development at a minimum cost of $1,150. The technology had no alternative future use. After the acquisition, the Company initially continued to develop the technology; however, it experienced significant difficulties in completing the development of the videoconferencing technologies and subsequently determined that the technology was not viable and never brought the in-process videoconferencing technology to market.

The Company continued to sell the acquired teleconferencing product until the fourth quarter of the fiscal year ended June 30, 2002. Due to declining sales, negative margins beginning in the fourth quarter of the fiscal year ended June 30, 2002, and management’s decision to stop investing in the acquired teleconferencing product, the Company determined that a triggering event had occurred in the fourth quarter of the fiscal year ended June 30, 2002. The Company performed an impairment test and determined that an impairment loss on the ClearOne assets should be recognized (see Note 9 below).

Ivron Systems, Ltd.

On October 3, 2001, the Company purchased all of the issued and outstanding shares of Ivron. Ivron was located in Dublin, Ireland. Under the terms of the original agreement, the shareholders of Ivron received $6,000 of cash at closing of the purchase. As part of the purchase, all outstanding options to purchase Ivron shares were cancelled in consideration for an aggregate cash payment of $650. Further, under that agreement, after June 30, 2002, each former Ivron shareholder would be entitled to receive approximately .08 shares of the Company’s common stock for each Ivron share previously held by such shareholder, provided that certain video product development contingencies were achieved. This represented approximately 429,000 shares of common stock. Thereafter, for the fiscal years ending June 30, 2003 and 2004, the former Ivron shareholders would be entitled to share in up to approximately $17,000 of additional cash and stock consideration provided that certain agreed upon earnings per share targets for the Company were achieved. In addition, former optionees of Ivron who remained with the Company were eligible to participate in a cash bonus program paid by the Company, based on the combined performance of the Company and Ivron in the fiscal years ending June 30, 2003 and 2004. The maximum amount payable under this cash bonus program was approximately $1,000.

As of the acquisition date, the Company acquired tangible assets consisting of cash of $297, accounts receivable of $92, inventory of $337, and property and equipment of $22. The Company assumed liabilities consisting of trade accounts payable of $174 and accrued compensation and other accrued liabilities of $264.

On March 26, 2002, the Company entered into negotiations with the former shareholders of Ivron to modify the terms of the original purchase agreement because, upon further analysis, certain aspects of the acquired technology did not meet the intended product objectives established by the Company in its original purchase negotiations.

The amendment, which was finalized on April 8, 2002, revised the contingent consideration that the Ivron shareholders would have been entitled to receive in subsequent years such that upon meeting certain gross profit targets for the “V-There” and “Vu-Link” set-top videoconferencing products, technologies, and sub-elements thereof (including licensed products), the former Ivron shareholders had the opportunity to receive up to 109,000 shares of common stock, issuable in four installments, on a quarterly basis, through July 15, 2003. No performance targets were met and accordingly, no contingent consideration was or will be paid.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share amounts)

With the assistance of a third-party valuation firm and after considering the facts and circumstances surrounding the Company’s intentions, the Company determined the useful lives and amounts of the developed technologies and patents. The developed technologies had estimated useful lives of three to fifteen years and the patents had an estimated useful life of fifteen years.

After the acquisition, the Company experienced significant difficulties in selling the acquired videoconferencing products. Due to the phasing out of a product line occasioned by technological difficulties and negative projected cash flows, the Company determined that a triggering event had occurred during the fourth quarter of the fiscal year ended June 30, 2002. The Company performed an impairment test and determined that an impairment loss on the Ivron assets should be recognized. Subsequent to June 30, 2003, the Company discontinued selling the “V-There” and “Vu-Link” set-top videoconferencing products.

E.mergent, Inc.

On May 31, 2002, the Company completed its acquisition of E.mergent pursuant to the terms of an Agreement and Plan of Merger dated January 21, 2002 where by the Company paid $7,300 of cash and issued 868,691 shares of common stock valued at $16.55 per share to former E.mergent stockholders.

In addition to the shares of the Company’s common stock issued, the Company assumed all options to purchase E.mergent common stock that were vested and outstanding on the acquisition date. These options were converted into rights to acquire a total of 4,158 shares of the Company’s common stock at a weighted average exercise price of $8.48 per share. A value of approximately $49 was assigned to these options using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk free interest rate of 2.9%, expected volatility of 81.8% and an expected life of two years.

As of the acquisition date, the Company acquired tangible assets consisting of cash of $68, accounts receivable of $2,201, inventory of $3,270, property and equipment of $475 and other assets of $1,341. The Company assumed liabilities consisting of accounts payable of $1,284, line of credit borrowings of $484, unearned maintenance revenue of $873, accrued compensation (other than severance) and other accrued liabilities of $656. The Company incurred severance costs of approximately $468 related to the termination of four E.mergent executives and seven other E.mergent employees as a result of duplication of positions upon consummation of the acquisition. In June 2002, $52 was paid to such individuals. The severance accrual of $416 as of June 30, 2002 was paid during the fiscal year ended June 30, 2003. With the assistance of a third-party valuation firm and after considering the facts and circumstances surrounding the acquisition, the Company recorded intangible assets related to customer relationships and patents. Customer relationships had estimated useful lives of 18 months to three years and patents had estimated useful lives of fifteen years. The term of the non-compete agreement was three years.

The Company’s management at the time believed the E.mergent acquisition would complement its existing operations and its core competencies would allow the Company to acquire market share in this industry. However, the Company’s entry into the services business was perceived as a threat by its systems integrators and value-added resellers, many of whom the Company began competing against for sales. In order to avoid this conflict and maintain good relationships with its systems integrators and value-added resellers, the Company decided to stop pursuing new services contracts in the fourth quarter of the fiscal year ended June 30, 2003 which was considered a triggering event for evaluation of impairment. Ultimately, the Company exited the U.S. audiovisual integration market and subsequently sold its U.S. audiovisual integration business to M:Space in May 2004 (see Note 24 - Subsequent Events). Although the Company continues to sell camera and furniture products acquired from E.mergent, its decision to exit the U.S. integration services market adversely affected future cash flows. The Company determined that a triggering event occurred in the fourth quarter of the fiscal year ended June 30, 2003. The Company performed an impairment test and determined that an impairment loss on certain E.mergent assets should be recognized.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share amounts)

OM Video

On August 27, 2002, the Company purchased all of the outstanding shares of Stechyson Electronics Ltd., doing business as OM Video, an audiovisual integration firm headquartered in Ottawa, Canada. Under the terms of the agreement, the shareholders of OM Video received $6,276 in cash at closing. During the fiscal years ended June 30, 2003 and 2004, the Company paid an additional $500 of a potential $600 that was held pending certain representations and warranties associated with the acquisition. During the second quarter of fiscal 2003, the Company also paid $750 of a potential $800 earn-out provision. The earn-out provision was recorded as additional consideration and booked to goodwill. No further payment related to the holdback or contingent consideration will be paid.

As of the acquisition date, the Company acquired tangible assets consisting of cash of $193, accounts receivable of $470, inventory of $122, property and equipment of $145 and prepaid expenses of $6. The Company assumed liabilities consisting of accrued liabilities of $378 and accrued tax liabilities of $221.

The Company obtained a non-compete agreement with a term of two years from the former owner of OM Video.

The Company’s management believed the OM Video acquisition would complement its existing operations and its core competencies would allow the Company to acquire market share in this industry. However, the Company’s entry into the services business was perceived as a threat by its systems integrators and value-added resellers, many of whom the Company began competing against for sales. In order to avoid this conflict and maintain good relationships with its systems integrators and value-added resellers, the Company deemphasized the audiovisual integration market serving the Ottawa Canada region beginning in the fourth quarter of the fiscal year ended June 30, 2003. This decision was considered a triggering event for evaluation of impairment. On March 4, 2005, the Company sold all of its Canadian audio visual integration business (see Note 24 - Subsequent Events). On June 30, 2003, the Company performed an impairment test and determined that an impairment loss on the OM Video assets should be recognized.

Pro forma financial information

The following unaudited pro forma combined financial information reflects operations as if the acquisitions of ClearOne, Ivron and E.mergent had occurred as of July 1, 2000 and as if the acquisition of OM Video had occurred as of July 1, 2001. The unaudited pro forma combined financial information is presented for illustrative purposes only and is not indicative of what the Company’s actual results of operations may have been had the acquisitions been consummated on July 1, 2000 and 2001, respectively.

	June 30,
	2003	2002	2001
		(restated)	(restated)
Revenue from continuing operations	$58,728	$72,327	$58,085
Loss from continuing operations	(36,234)	(9,022)	(4,396)
Net loss	(36,034)	(8,846)	(3,536)
Basic and diluted loss per common share from continuing operations	$(3.24)	$(0.94)	$(0.51)
Basic and diluted loss per common share from net income	(3.22)	(0.92)	(0.41)

8.	Goodwill and Other Intangible Assets

The Company had goodwill and definite-lived intangible assets related to the acquisition of ClearOne in 2001, the acquisitions of Ivron and E.mergent in 2002 and the acquisition of OM Video in 2003.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share amounts)

Goodwill

The following presents details of the Company’s goodwill by reporting unit for the years ended June 30, 2003, 2002 and 2001:

	Products	Business Services	Total

Balances as of June 30, 2000	$-	$-	$-
Acquisition of ClearOne	1,187	-	1,187
Amortization of ClearOne goodwill	(297)	-	(297)

Balances as of June 30, 2001	890	-	890
Acquisition of Ivron	218	-	218
Acquisition of E.mergent	5,026	12,046	17,072
Amortization of ClearOne goodwill	(297)	-	(297)
Impairment of ClearOne and Ivron goodwill	(811)	-	(811)

Balances as of June 30, 2002	5,026	12,046	17,072
E.mergent goodwill purchase price adjustment	-	20	20
Acquisition of OM Video	-	6,725	6,725
Foreign currency translation related to OM Video goodwill	-	1,049	1,049
Impairment of E.mergent and OM Video goodwill	(5,026)	(19,840)	(24,866)

Balances as of June 30, 2003	$-	$-	$-

Acquired Intangibles

The following table presents the Company’s intangible assets as of June 30, 2003, 2002, and 2001:

		2003		2002		2001
	Useful Lives	Gross Value	Accumulated Amortization	Gross Value	Accumulated Amortization	Gross Value	Accumulated Amortization
Developed technologies	3 to 15 years	$-	$-	$-	$-	$680	$(227)
Patents and trademarks	3 to 15 years	1,060	(75)	1,060	(6)	207	(69)
Customer relationships	18 months to 3 years	-	-	392	(22)	37	(12)
Non-compete agreements	2 to 3 years	52	(19)	215	(5)	-	-
Total		$1,112	$(94)	$1,667	$(33)	$924	$(308)

Amortization of intangible assets was $680, $787, and $308 for the years ended June 30, 2003, 2002, and 2001, respectively. Amortization of costs related to developed technologies and patents was reported in product cost of goods sold. Amortization of costs related to trademarks, customer and partner relationships, and non-compete agreements was reported in general and administration expense and marketing and selling expense.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share amounts)

Estimated future amortization expense is as follows:

Years Ending June 30,
2004	$88
2005	87
2006	71
2007	71
2008	71
Thereafter	630
Total estimated amortization expense	$1,018

9.	Impairments

During the fiscal year ended June 30, 2002, the Company experienced declining sales from the teleconferencing products acquired in the ClearOne acquisition. Although sales declined throughout the year, through March 31, 2002, gross margins and cash flows remained positive. However, during the fourth quarter of the fiscal year ended June 30, 2002, the gross margins and cash flows became negative as sales continued to decline. Additionally, in the fourth quarter of fiscal 2002, the Company also made a decision to stop investing in the acquired teleconferencing products. Furthermore, during the fourth quarter of the fiscal year ended June 30, 2002, the Company experienced difficulties in selling the acquired videoconferencing products acquired in the Ivron acquisition. The difficulties were due to the phasing out of an older product line occasioned by technological difficulties of product implementation. Such triggering events required an impairment analysis to be performed in accordance with SFAS No. 121. The estimated undiscounted future cash flows generated by the long-lived asset groupings related to ClearOne and Ivron were less than their carrying values. The analysis resulted in an impairment loss of $7,115 for the fiscal year ended June 30, 2002. Management estimated the fair market value of the long-lived assets using the present value of expected future discounted cash flows.

During the fourth quarter of the fiscal year ended June 30, 2003, the Company decided to deemphasize the audiovisual integration services. The Company entered into the audiovisual integration services through the E.mergent and OM Video acquisitions. At the time of the acquisitions, management believed that the audiovisual integration services would complement existing core competencies and allow the Company to acquire market share in this market segment. However, the Company’s entry into the audiovisual integration services was perceived as a threat by its systems integrators and value-added resellers, many of whom the Company began competing against for sales. In order to avoid this conflict, the Company decided to deemphasize the audiovisual integration services beginning in the fourth quarter of the fiscal year ended June 30, 2003.

These changes in facts and circumstances as well as the change in our business environment constituted a triggering event requiring an impairment analysis to be performed in accordance with SFAS No. 142 and SFAS No. 144. The estimated fair value of the reporting units, for purposes of evaluating goodwill for impairment, was less than their carrying values. Additionally, the estimated undiscounted future cash flows generated by certain other long-lived assets, excluding goodwill, was less than their carrying values. The impairment analyses performed in accordance with SFAS No. 142 and SFAS No. 144, resulted in an impairment loss of $26,001 for the fiscal year ended June 30, 2003. Management estimated the fair value of reporting units using third-party appraisals. Management estimated the fair market value of the long-lived assets, excluding goodwill, using the present value of expected future discounted cash flows.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share amounts)

The impairment losses relate to the following:

	Year Ended June 30,
	2003	2002
		(Restated)
Goodwill:
ClearOne	$-	$593
Ivron	-	218
E.mergent - Business Services	12,066	-
E.mergent - Products	5,026	-
OM Video	7,774	-
	24,866	811

Intangible assets:
ClearOne	-	308
Ivron	-	5,924
E.mergent - Business Services	195	-
E.mergent - Products	18	-
OM Video	387	-
	600	6,232

Property and equipment:
Ivron	-	72
E.mergent - Business Services	212	-
E.mergent - Products	58	-
OM Video	265	-
	535	72
Total	$26,001	$7,115

10.	Lines of Credit

As of June 30, 2003, the Company maintained a revolving line of credit in the amount of $10,000 with a commercial bank. Prior to November 22, 2002, the line of credit was in the amount of $5,000. The line of credit was secured by the Company’s accounts receivable and inventory. The interest rate on the line of credit was a variable interest rate (250 basis points over the London Interbank Offered Rate (LIBOR) or prime less 0.25%, at the Company’s option). The borrowing rate was 3.62% as of June 30, 2003. The weighted average interest rate for the fiscal years ended June 30, 2003, 2002 and 2001, was 3.98%, 5.17% and 8.14%, respectively. The terms of the line of credit prohibited the payment of dividends and required the Company to maintain other defined financial ratios and restrictive covenants. The Company was not in compliance with the debt coverage ratio as of June 30, 2002 or June 30, 2003, however the Company obtained a waiver from the lender under the revolving credit facility. No compensating balance arrangements were required. Amounts outstanding under the line of credit were $0, $196 and $0 as of June 30, 2003, 2002 and 2001, respectively.

On May 16, 2003, the bank froze the line of credit as the Company had not provided the bank with financial statements for the quarter ended December 31, 2002. The line of credit expired on December 22, 2003 and was not renewed.

On October 14, 2002, the Company entered into a note payable in the amount of $2,000. The note payable encompassed previous expenditures related to our Oracle ERP implementation. The term of the note was 36 months with monthly payments of $60. The Company had $1,583 outstanding under the note payable as of June 30, 2003. The Company paid the balance of the note payable in October 2004.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share amounts)

11.	Leases

The Company has capital leases with finance companies which facilitated the purchase of equipment. Additionally, the Company has noncancelable operating leases related to facilities and vehicles.

Future minimum lease payments under capital leases and noncancelable operating leases with initial terms of one year or more are as follows as of June 30, 2003:

	Capital	Operating
For years ending June 30:
2004	$961	$828
2005	920	676
2006	437	262
2007	-	80
2008	-	20
Total minimum lease payments	2,318	$1,866
Less use taxes	(141)
Net minimum lease payments	2,177
Less amount representing interest	(160)
Present value of net minimum lease payments	2,017
Less current portion	(802)
Long term capital lease obligation	$1,215

Certain operating leases contain rent escalation clauses based on the consumer price index. Rental expense is recognized on a straight-line basis. Rental expense, which was composed of minimum payments under operating lease obligations, was $1,328, $755 and $720 for the years ended June 30, 2003, 2002 and 2001, respectively.

Property and equipment under capital leases are as follows:

	June 30,
	2003	2002	2001
		(Restated)	(Restated)
Office furniture and equipment	$1,051	$1,077	$983
Manufacturing and test equipment	471	471	479
Telephone bridging equipment	3,816	3,816	2,749
	5,338	5,364	4,211
Accumulated amortization	(3,099)	(2,270)	(1,558)
Net property and equipment under capital leases	$2,239	$3,094	$2,653

Depreciation expense for assets recorded under capital leases was $841, $739 and $569 for the years ended June 30, 2003, 2002 and 2001, respectively.

12.	Accrued Liabilities

Accrued liabilities consist of the following as of June 30, 2003, 2002 and 2001:

	As of June 30,
	2003	2002	2001
		(Restated)	(Restated)
Accrued salaries and bonuses	$883	$759	$410
Legal contingencies	147	-	-
Class action settlement	7,326	-	-
Other accrued liabilities	1,220	2,082	998
Total	$9,576	$2,841	$1,408

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share amounts)

13.	Commitments and Contingencies

In addition to the legal proceedings described below, the Company is also involved from time to time in various claims and other legal proceedings which arise in the normal course of business. Such matters are subject to many uncertainties and outcomes that are not predictable. However, based on the information available to the Company today, the Company does not believe any such other proceedings will have a material, adverse effect on its financial condition or results of operations.

The SEC Action. On January 15, 2003, the U.S. Securities and Exchange Commission (SEC) filed a civil complaint against the Company, Frances Flood, then the Company’s chairman, chief executive officer and president, and Susie Strohm, then the Company’s chief financial officer. The complaint alleged that from the quarter ended March 31, 2001, the defendants engaged in a program of inflating the Company’s revenues, net income and accounts receivable by engaging in improper revenue recognition in violation of generally accepted accounting principles (GAAP), and Section 17(a) of the Securities Act of 1933 and Sections 10(b), 13(a) and 13(b) of the Securities Exchange Act of 1934, and various regulations promulgated thereunder. Following the filing of the complaint, the Company placed Ms. Flood and Ms. Strohm on administrative leave and they subsequently resigned from their positions with the Company. On December 4, 2003, the Company settled the SEC action by entering into a consent decree in which, without admitting or denying the allegations of the complaint, it consented to the entry of a permanent injunction prohibiting future securities law violations. No fine or penalty was assessed against the Company as part of the settlement.

The Whistleblower Action. On February 11, 2003, the Company’s former vice president of sales filed a whistleblower claim with the Occupational Safety and Health Administration (OSHA) under the employee protection provisions of the Sarbanes-Oxley Act alleging that the Company had wrongfully terminated his employment for reporting the Company’s alleged improper revenue recognition practices to the SEC in December 2002, which precipitated the SEC action against the Company. In February 2004, OSHA issued a preliminary order in favor of the former officer, ordering that he be reinstated with back pay, lost benefits, and attorney’s fees. The former officer had also filed a separate lawsuit against the Company in the United States District Court for the District of Utah, Central Division, alleging various employment discrimination claims. In May 2004, the Administrative Law Judge approved a settlement agreement with the former officer pursuant to which he released the Company from all claims asserted by him in the OSHA proceeding and the federal court action in exchange for a cash payment by the Company. The settlement did not have a material impact on the Company's results of operations or financial condition.

The Shareholders’ Class Action. On June 30, 2003, a consolidated complaint was filed against the Company, eight present or former officers and directors of the Company, and Ernst & Young LLP (Ernst & Young), the Company’s former independent accountants, by a class consisting of purchasers of the Company’s common stock during the period from April 17, 2001 through January 15, 2003. The action followed the consolidation of several previously filed class action complaints and the appointment of lead counsel for the class. The allegations in the complaint were essentially the same as those contained in the SEC complaint described above. On December 4, 2003, the Company, on behalf of itself and all other defendants with the exception of Ernst & Young, entered into a settlement agreement with the class pursuant to which the Company agreed to pay the class $5,000 and issue the class 1,200,000 shares of its common stock. The cash payment was made in two equal installments, the first on November 10, 2003 and the second on January 14, 2005. On May 23, 2005, the court order was amended to require the Company to pay cash in lieu of stock to those members of the class who would otherwise have been entitled to receive fewer than 100 shares of stock. As of June 30, 2005, 228,000 shares of the Company’s common stock had been issued to the class and the Company plans to issue the remaining shares in the near future, subject to the receipt of any required approvals from state regulatory authorities.

The Shareholder Derivative Actions. Between March and August, 2003, four shareholder derivative actions were filed, by certain shareholders of the Company against various present and past officers and directors of the Company and against Ernst & Young. The complaints asserted allegations similar to those asserted in the SEC action and shareholders’ class action described above and also alleged that the defendant directors and officers violated their fiduciary duties to the Company by causing or allowing the Company to recognize revenue in violation of GAAP and issue materially misstated financial statements, and that Ernst & Young breached its professional responsibilities to the Company and acted in violation of generally accepted auditing standards by failing to identify or prevent the alleged revenue recognition violations and by issuing unqualified audit opinions with respect to the Company’s 2002 and 2001 financial statements. One of these actions was dismissed without prejudice on June 13, 2003. As to the other three actions, the Company’s board of directors appointed a special litigation committee of independent directors to evaluate the claims. That committee determined that the maintenance of the derivative proceedings was not in the best interest of the Company. Accordingly, on December 12, 2003, the Company moved to dismiss the actions. In March 2004, the Company’s motions were granted, and the derivative claims were dismissed with prejudice as to all defendants except Ernst & Young. The Company was substituted as the plaintiff in the action and is now pursuing in its own name the claims against Ernst & Young.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share amounts)

Employment Separation Agreements. On December 5, 2003, the Company entered into employment separation agreements with Frances Flood, the Company’s former chairman, chief executive officer and president, and Susie Strohm, the Company’s former chief financial officer, which generally provided that these individuals would resign from their positions and employment with the Company, and the Company would make one-time, lump sum payments in consideration of their surrender and delivery to the Company of shares of the Company’s common stock and Company stock options and their release of claims against the Company. Ms. Flood and Ms. Strohm also agreed to cooperate with the Company in the SEC action and related proceedings and the Company agreed to continue to indemnify such persons for attorneys fees incurred in the SEC action and related proceedings, subject to the limitations imposed by Utah law. The Company also released any existing claims against such persons except such claims as to which indemnification would not be permitted by Utah law. The agreement with Ms. Flood provided for a payment to her of $350 and her surrender and delivery to the Company of 35,000 shares of the Company’s common stock and 706,434 stock options (461,433 of which were vested). The agreement with Ms. Strohm provided for a payment to her of $75 and her surrender and delivery to the Company of 15,500 shares of the Company’s common stock and 268,464 stock options (171,963 of which were vested).

Indemnification of Officers and Directors. The Company’s by-laws and the Utah Revised Business Corporation Act provide for indemnification of directors and officers against reasonable expenses incurred by such persons in connection with civil or criminal actions or proceedings to which they have been made parties because they are or were directors or officers of the Company or its subsidiaries. Indemnification is permitted if the person satisfies the required standards of conduct. The litigation matters described above involved certain of the Company’s current and former directors and officers, all of whom are covered by the aforementioned indemnity and if applicable, certain prior period insurance policies. The Company has indemnified such persons for legal expenses incurred by them in such actions and, as discussed below, has sought reimbursement from its insurance carriers. However, as also discussed below the Company cannot predict with certainty the extent to which the Company will recover the indemnification payments from its insurers.  Pursuant to these agreements, the Company has made payments to the law firms representing such current and former directors and officers in the aggregate amount of approximately $1.5 million during the period from January 2003 through June 30, 2005.

The Insurance Coverage Action. On February 9, 2004, the Company and Edward Dallin Bagley (Bagley), the chairman of the board of directors and a principal shareholder of the Company, jointly filed an action against National Union Fire Insurance Company of Pittsburgh, Pennsylvania and Lumbermens Mutual Insurance Company, the carriers of certain prior period directors and officers liability insurance policies, to recover the costs of defending and resolving claims against certain of the Company’s present and former directors and officers in connection with the SEC action, the shareholders’ class action and the shareholder derivative actions described above, and seeking other damages resulting from the refusal of such carriers to timely pay the amounts owing under such liability insurance policies. This action has been consolidated into a declaratory relief action filed by one of the insurance carriers on February 6, 2004 against the Company and certain of its current and former directors. In this action, the insurers assert that they are entitled to rescind insurance coverage under our directors and officers liability insurance policies, $3,000 of which was provided by National Union and $2,000 of which was provided by Lumbermens Mutual, based on alleged misstatements in the Company’s insurance applications. In February 2005, the Company entered into a confidential settlement agreement with Lumbermens Mutual pursuant to which the Company and Bagley received a lump sum cash amount and the plaintiffs agreed to dismiss their claims against Lumbermens Mutual with prejudice. The cash settlement will be held in a segregated account until the claims involving National Union have been resolved, at which time the amounts received in the action will be allocated among the Company and Bagley. The amount distributed to the Company and Bagley will be determined based on future negotiations between the Company and Bagley. The Company cannot currently estimate the amount of the settlement which it will ultimately receive. Upon determining the amount of the settlement which the Company will ultimately receive, the Company will record this as a contingent gain. The Company and Bagley are vigorously pursuing their claim against National Union although no assurances can be given that they will be successful. The Company and Bagley have entered into a Joint Prosecution and Defense Agreement in connection with the action.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share amounts)

The Pacific Technology & Telecommunications Collection Action. On August 12, 2003, the Company initiated a commercial arbitration proceeding against Pacific Technology & Telecommunications (PT&T), a former distributor, seeking to collect approximately $1,754 that PT&T owed the Company for inventory purchased but not paid for. PT&T denied the Company’s claim and asserted counterclaims. Subsequently, on April 20, 2004, PT&T filed for protection under Chapter 7 of the United States Bankruptcy Code, which had the effect of staying the proceeding. Following PT&T’s bankruptcy filing, the Company successfully negotiated a settlement with the bankruptcy trustee. Under the settlement, which has been approved by the bankruptcy court, the Company paid $25 and obtained the right to recover all unsold ClearOne inventory held by PT&T and the right to pursue on the basis of an assignment any claims that PT&T may have against any of its own officers or directors, subject, however, to a maximum recovery of $800. The Company is currently in the process of investigating whether any such claims exist and, if so, whether it would be in the Company’s best interest to pursue them given the anticipated legal expenses and the uncertainties of being able to collect any resulting favorable judgment. The settlement also resulted in the release and dismissal with prejudice of all of PT&T’s claims against the Company. To date, the Company has not recovered any inventory held by PT&T.

U.S. Attorney’s Investigation. On January 28, 2003, the Company was advised that the U.S. Attorney’s Office for the District of Utah has begun an investigation stemming from the complaint in the SEC action described above. No pleadings have been filed to date and the Company is cooperating fully with the U.S. Attorney’s Office.

The Company establishes contingent liabilities when a particular contingency is both probable and estimable. For the contingencies noted above the Company has accrued amounts considered probable and estimable. The Company is not aware of pending claims or assessments, other than as described above, which may have a material adverse impact on the Company’s financial position or results of operations.

14.	Stockholders’ Equity

Private Placement

On December 11, 2001, the Company closed a private placement of 1,500,000 shares of common stock. Gross proceeds from the private placement were $25,500, before costs and expenses associated with this transaction, which totaled $1,665.

The Company also issued warrants to purchase 150,000 shares of its common stock at $17.00 per share to its financial advisor. Such warrants vested immediately and were valued at $1,556 using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 4.4%, expected price volatility of 68.0% and contractual life of five years. The warrants expire on November 27, 2006.

Stock Repurchase Program

During April 2001, the Company’s board of directors approved a stock repurchase program to purchase up to 500,000 shares of the Company’s common stock over the following six months on the open market or in private transactions. During the fiscal year ended June 30, 2001, the Company repurchased 20,300 shares on the open market for $244. All repurchased shares were retired. During October 2002, the Company’s board of directors approved a stock repurchase program to purchase up to 1,000,000 shares of the Company’s common stock over the following 12 months on the open market or in private transactions. During the fiscal year ended June 30, 2003, the Company repurchased 125,000 shares on the open market for $430. All repurchased shares were retired. The stock repurchase program expired in October 2003 and no additional shares were repurchased.

Stock Options

The Company’s 1990 Incentive Plan (the 1990 Plan) has shares of common stock available for issuance to employees and directors. Provisions of the 1990 Plan include the granting of stock options. Generally, stock options vest over a five-year period at 10%, 15%, 20%, 25% and 30% per year. Certain other stock options vest in full after eight years. As of June 30, 2003, there were 271,548 options outstanding under the 1990 Plan and no additional options were available for grant under such plan.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share amounts)

The Company also has a 1998 Stock Option Plan (the 1998 Plan). Provisions of the 1998 Plan include the granting of stock options. Of the options granted through December 1999, 1,066,000 will cliff vest after 9.75 years; however, such vesting may be accelerated if earnings per share goals through the fiscal year ended June 30, 2003 were met. Of the options granted subsequent to December 1999 through June 2002, 1,248,250 will cliff vest after six years; however, such vesting may be accelerated if earnings per share goals through the fiscal year ending June 30, 2005 are met. Under the 1998 Plan, 2,500,000 shares were authorized for grant. The 1998 Plan expires June 10, 2008, or when all the shares available under the plan have been issued if this occurs earlier. As of June 30, 2003, there were 1,701,208 options outstanding under the 1998 Plan and 496,668 options available for grant in the future.

Stock option information for the fiscal years ending June 30, 2003, 2002 and 2001 with respect to the Company’s stock option plans is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price

Outstanding at June 30, 2000	1,508,548	$7.01
Options granted (as restated)	515,500	12.73
Options expired and canceled (as restated)	(198,125)	10.97
Options exercised	(75,125)	4.33

Outstanding at June 30, 2001	1,750,798	8.37
Options granted	366,908	13.24
Options expired and canceled	(402,751)	13.04
Options exercised	(195,999)	5.21

Outstanding at June 30, 2002	1,518,956	8.71
Options granted	835,500	3.57
Options expired and canceled	(350,200)	11.57
Options exercised	(31,500)	2.72

Outstanding at June 30, 2003	1,972,756	$6.12

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share amounts)

The following table summarizes information about stock options outstanding as of June 30, 2003:

	Options Outstanding			Options Exercisable
Exercise Price Range	Options Outstanding	Weighted Average Contractual Remaining Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

$0.00 to $2.04	271,548	0.5 years	$0.78	271,548	$0.78
$2.05 to $4.09	1,084,850	3.8 years	3.34	369,669	3.08
$4.10 to $8.18	3,081	8.9 years	7.15	3,081	7.15
$8.19 to $10.22	15,256	6.3 years	9.67	6,144	9.65
$10.23 to $12.26	204,000	3.2 years	11.33	45,235	11.34
$12.27 to $14.31	176,321	7.0 years	13.45	75,214	13.56
$14.32 to $16.35	180,200	3.2 years	15.25	62,387	15.25
$16.36 to $18.40	35,750	7.0years	17.15	5,005	17.15
$18.41 to $20.45	1,750	1.9 years	18.97	1,588	18.90
Total	1,972,756	3.6 years	$6.12	839,871	$4.80

The following are the options exercisable at the corresponding weighted average exercise price as of June 30, 2003, 2002 and 2001, respectively: 839,871 at $4.80, 793,965 at $6.10 and 741,219 at $5.44.

The grant date weighted average fair value of options granted during the years ended June 30, 2003, 2002 and 2001 was $2.50, $9.33 and $9.45, respectively. The fair value of options was determined using the Black-Scholes option pricing model with the following weighted average assumptions for the fiscal years ended June 30, 2003, 2002 and 2001: expected dividend yield, 0% for each year; risk-free interest rate was 2.46%, 4.09% and 4.85%, respectively; expected price volatility, 89.98%, 81.16%, and 82.75%; and expected life of options, 4.90, 5.54, and 6.25 years.

During fiscal 2001, the Company modified 25,000 options to reduce the exercise price of the award. The award is being accounted for as variable and the intrinsic value of the award is remeasured until the date the award is exercised, is forfeited, or expires unexercised. Compensation cost with respect to a variable award is being recognized on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

Due to the Company’s failure to remain current in its filing of periodic reports with the SEC, employees, executive officers and directors are currently not allowed to exercise options under either the 1990 Plan or the 1998 Plan. In June 2004, individual grants that had been affected by this situation were modified to extend the life of the option through the date the Company becomes current in its filings with the SEC and options again become exercisable.

Employee Stock Purchase Program

The Company has an Employee Stock Purchase Plan (ESPP). A total of 500,000 shares of common stock were reserved for issuance under the ESPP. The Company’s board of directors or a committee established by the board of directors administers the ESPP and has authority to interpret the terms of the ESPP and determine eligibility. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code. All employees were eligible after thirty days employment.

Employees can purchase common stock through payroll deductions of up to 10% of their base pay. Amounts deducted and accumulated by the employees are used to purchase shares of common stock on the last day of each month. The Company directs a participating broker to conduct open market purchases of the common stock and the purchase price is the price of the employee’s shares. The Company contributes to the account of the employee one share of common stock for every nine shares purchased by the employee under the ESPP. An employee may end participation at any time. Participation in the ESPP ends upon termination of employment. During the fiscal years ended June 30, 2003, 2002 and 2001, 1,841, 724 and 1,137 share of common stock were issued under the ESPP. The ESPP is compensatory under APB 25. Compensation expense from the ESPP was $8, $13, and $15 for the years ended June 30, 2003, 2002, and 2001, respectively. The program was suspended during 2003 due to the Company’s failure to remain current in its filing of periodic reports with the SEC.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share amounts)

15.	Sale of Assets

Court Conferencing. As part of the Company’s conferencing services segment, its court conferencing customers engaged in the audio and/or video conferencing of legal proceedings including remote appearances in state and federal courts and/or administrative tribunals within the United States. On October 26, 2001, the Company sold its court conferencing customer list, including all contracts relating to its court conferencing services to CourtCall LLC and recognized a gain of $250.

16.	Income Taxes

Income (loss) from continuing operations and before income taxes consisted of the following:

	2003	2002	2001
		(restated)	(restated)
Domestic	$(28,583)	$956	$3,686
Foreign	(8,423)	(6,393)	122
	$(37,006)	$(5,437)	$3,808

The provision (benefit) for income taxes on income from continuing operations consisted of the following:

	2003	2002	2001
		(restated)	(restated)
Current:
Federal	$(3,055)	$3,390	$2,582
State	(50)	456	378
Foreign	47	22	67
Stock Option Benefit Credited to Paid in Capital	-	452	116
Total Current	(3,058)	4,320	3,143

Deferred:
Federal	2,174	(3,180)	(1,751)
State	50	259	(341)
Foreign	-	1	(1)
Total Deferred	2,224	(2,920)	(2,093)

	$(834)	$1,400	$1,050

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share amounts)

The following table presents the principal reasons for the difference between the actual effective income tax rate and the expected U.S. federal statutory income tax rate of 34% on income from continuing operations:

	2003	2002	2001
		(restated)	(restated)
U.S. federal statutory income tax rate	$(12,582)	$(1,849)	$1,295
State income tax rate, net of federal income tax effect	-	512	35
Extraterritorial income exclusion	-	(79)	(111)
Research and development credit	-	(46)	(144)
Foreign earnings or losses taxed at different rates	255	132	24
Impairment of investment in foreign subsidiary	2,596	2,112	-
Impairment of E.mergent goodwill	5,811	-	-
Change in federal valuation allowance attributable to operations	2,946	534	-
Non-deductible items and other	140	84	(49)

Total	$(834)	$1,400	$1,050

Deferred income taxes are determined based on the differences between the financial reporting and income tax bases of assets and liabilities using enacted income tax rates expected to apply when the differences are expected to be settled or realized. As of June 30 significant components of the net U.S. deferred income tax assets and liabilities were as follows:

	2003	2002	2001
		(restated)	(restated)
Deferred income tax assets:	$-	$-	$-
Net operating loss carryforwards	724	293	-
Accrued liabilities	2,980	253	25
Allowance for sales returns and doubtful accounts	155	141	-
Inventory reserve	1,939	1,380	101
Deferred revenue	1,796	4,046	1,218
Installment sale	128	149	149
Accumulated research and development credits	142	142	66
Basis difference in intangible assets	852	712	524
Other	162	381	196
Subtotal	8,878	7,497	2,279
Valuation allowance	(5,252)	(1,726)	-
Deferred income tax assets	3,626	5,771	2,279
Deferred income tax liabilities:
Basis difference in fixed assets	(458)	(401)	(237)
Other	(89)	-	(9)
Deferred income tax liabilities	(547)	(401)	(246)
Net deferred income tax assets	$3,079	$5,370	$2,033

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share amounts)

Deferred income tax assets and liabilities were netted by income tax jurisdiction and were reported in the consolidated balance sheets as of June 30 as follows:

	2003	2002	2001
		(restated)	(restated)
Current deferred income tax assets	$2,531	$4,709	$1,587
Non-current deferred income tax assets	548	661	446
Current deferred income tax liabilities	-	-	-
Non-current deferred income tax liabilities	-	-	-
Net deferred income tax assets	$3,079	$5,370	$2,033

The Company has not provided for U.S. deferred income taxes or foreign withholding taxes on the undistributed earnings of its non-U.S. subsidiaries since these earnings are intended to be reinvested indefinitely and therefore, the foreign currency translation adjustment included in other comprehensive income has not been tax effected. It is not practical to estimate the amount of additional taxes that might be payable on such undistributed earnings. Total undistributed earnings from foreign subsidiaries were $56, $152 and $205 for 2001, 2002 and 2003, respectively.

As of June 30, 2003, the Company has a net operating loss (“NOL”) and research credit carryforward for U.S. federal income tax reporting purposes of $697 and $121 respectively, which will expire in 2021. These carryforwards were generated by E.mergent before it was acquired by the Company and are subject to a full valuation allowance. When these carryforwards are subsequently recognized, the tax benefit will be credited to operations since the intangible assets of E.mergent were all impaired at June 30, 2003. The Company also has state NOL and research and development tax credit carryforwards of approximately $9,739 and $21, respectively, which expire depending on the rules of the various states to which the carryovers relate. The Company also has a NOL carryover in its Irish subsidiary. However, the Company is in the process of closing its Irish subsidiary and does not anticipate ever being able to use these losses and has not separately reported these amounts. The Company also has a small amount of deferred tax assets, subject to a full valuation allowance, at its Canadian subsidiary. As discussed in Footnote 24, the Company has sold its Canadian subsidiary and therefore has not separately reported these amounts.

The Internal Revenue Code contains provisions that reduce or limit the availability and utilization of NOL and credit carryforwards if certain changes in ownership have taken place. As a result of an ownership change associated with the acquisition of E.mergent, utilization of E.mergent’s NOL and research and development credit carryfowards, arising prior to the ownership change date, will be limited to an amount not to exceed the value of E.mergent on the ownership change date multiplied by the Federal long-term tax-exempt rate. If the annual limitation of $1,088 is not utilized in any particular year, it will remain available on a cumulative basis through the expiration date of the applicable NOL and credit carryforwards. Management does not believe that these rules will adversely impact the Company’s ability to utilize these losses. Certain states also have rules that could limit the Company’s ability to use its state NOL and research credit carryovers.

SFAS No. 109, Accounting for Income Taxes, requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. For the year ended June 30, 2002, the NOL and research and development credit generated by E.mergent prior to acquisition are subject to a full valuation allowance recorded as part of E.mergent’s purchase price allocation. Additionally, for the years ended June 30, 2002 and 2003, the Company has also recorded a valuation allowance against a portion of its deferred tax assets due to the uncertainty of realization of the assets based upon a number of factors, including lack of profitability in 2002 and 2003 and the limited taxable income in carryback years as permitted by the tax law. No valuation allowance was recorded to the extent that the reversal of the deferred tax assets would generate a NOL that could be carried back to prior tax years.

The net change in the Company’s domestic valuation allowance was $0 for 2001, and an increase of $1,726 and $3,526, in 2002 and 2003 respectively.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share amounts)

17.	Discontinued Operations

On April 12, 2001, the Company sold the assets of the remote control portion of the RFM/Broadcast division to Burk Technology, Inc. (Burk), a privately held developer and manufacturer of broadcast facility control systems products. The Company retained the accounts payable of the remote control portion of the RFM/Broadcast division. Burk assumed obligations for unfilled customer orders and satisfying warranty obligations to existing customers and for inventory sold to Burk. However, the Company retained certain warranty obligations to Burk to ensure that all of the assets sold to Burk were in good operating condition and repair.

Consideration for the sale consisted of $750 in cash at closing, $1,750 in the form of a seven-year promissory note, with interest at the rate of nine percent per year, and up to $700 as a commission over a period of up to seven years. The payments on the promissory note may be deferred based upon Burk not meeting net quarterly sales levels established within the agreement. The promissory note is secured by a subordinate security interest in the personal property of Burk. Based on an analysis of the facts and circumstances that existed on April 12, 2001, and considering the guidance from Topic 5U of the SEC Rules and Regulations, Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity, the gain is being recognized as cash is collected (as collection was not reasonably assured, and the Company had contingent liabilities to Burk). The commission is based upon future net sales of Burk over base sales established within the agreement. The Company realized a gain on the sale of $200 (net of applicable income taxes of $119), $176 (net of applicable income taxes of $104) and $123 (net of applicable income taxes of $72) for the fiscal years ended June 30, 2003, 2002 and 2001, respectively. As of June 30, 2003, $1,505 of the promissory note remains outstanding and the Company has received $20 in commissions.

Summary operating results of the discontinued operations are as follows:

Year Ended June 30, 2001
(restated)

Revenue - product	$2,369
Cost of goods sold - product	806
Marketing and selling expenses	282
Product development expenses	105
Income before income taxes	1,176
Provision for income taxes	(439)
Income from discontinued operations, net of income taxes	$737

18.	Sale of Broadcast Telephone Interface

On August 23, 2002, the Company entered into an agreement with Comrex Corporation (Comrex). In exchange for $1,300, Comrex received certain inventory associated with the broadcast telephone interface product line, a perpetual software license to use the Company’s technology related to broadcast telephone interface products along with one free year of maintenance and support, and transition services for 90 days following the effective date of the agreement. The transition services included training, engineering assistance, consultation, and development services.

The software license included in the arrangement is more than incidental to the products and services as a whole. All products and services are considered software and software related. Consequently, the agreement has been accounted for pursuant to Statement of Position (SOP) 97-2, Software Revenue Recognition. As the software is essential to the functionality of other elements in the agreement and there is not vendor specific objective evidence for the fair value of the maintenance and support, the Company recognized the software license revenue, products, and services over time as services are performed, using the percentage-of-completion method of accounting based on a zero estimate of profit.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share amounts)

As this is the first time the Company has licensed software in this manner, it was impractical to estimate the final outcome of the agreement except to assure that no loss will be incurred. Consequently, the Company recognized revenue equal to cost until maintenance and support was the only undelivered element of the agreement. Once maintenance and support was the only undelivered element of the agreement, the remaining revenue was recognized ratably over the remaining maintenance and support period in accordance with SOP 97-2. The Company recognized $1,054 in revenue related to this transaction in the fiscal year ended June 30, 2003.

The Company has entered into a manufacturing agreement to continue to manufacture additional product for Comrex distribution one year following the agreement described above on a when-and-if needed basis. Comrex will pay the Company for any additional product on a per item basis of cost plus 30%. Given the future revenue stream associated with each unit produced, revenue will be recognized when-and-if received.

19.	Earnings Per Share

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Year Ended June 30,
	2003	2002	2001
		(restated)	(restated)
Numerator:
Income (loss) from continuing operations	$(36,172)	$(6,837)	$2,758
Discontinued operations	200	176	860
Net income (loss)	$(35,972)	$(6,661)	$3,618
Denominator:
Basic weighted average shares	11,183,339	9,588,118	8,593,725
Dilutive common stock equivalents using treasury stock method	-	-	600,284
Diluted weighted average shares	11,183,339	9,588,118	9,194,009

Basic earnings (loss) per common share:
Continuing operations	$(3.23)	$(0.71)	$0.32
Discontinued operations	0.02	0.02	0.10
	$(3.21)	$(0.69)	$0.42

Diluted earnings (loss) per common share:
Continuing operations	$(3.23)	$(0.71)	$0.30
Discontinued operations	0.02	0.02	0.09
	$(3.21)	$(0.69)	$0.39

Options to purchase 1,972,756, 1,518,956 and 663,250 shares of common stock were outstanding as of June 30, 2003, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share as the effect would be anti-dilutive. Warrants to purchase 150,000 shares of common stock were outstanding as of June 30, 2003 and 2002, but were not included in the computation of diluted earnings per share as the effect would be anti-dilutive.

20.	Related Party Transactions

Edward Dallin Bagley, a director and significant shareholder of the Company, served as a consultant to the Company from November 2002 through January 2004 and was paid $5,000 per month for his services. He consulted with Company’s management on mergers and financial matters on an as needed basis. Mr. Bagley’s services were performed pursuant to an oral agreement, the terms of which were approved by the Board of Directors.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share amounts)

The Company and Edward Dallin Bagley jointly filed an action against National Union Fire Insurance Company and Lumbermens Mutual Insurance Company. See Note 13. Commitments and Contingencies. The Insurance Coverage Action.

The Company was a general partner in two limited partnerships, Gentner Research Ltd. (GRL) and Gentner Research II, Ltd. (GR2L). GRL owned rights to a proprietary interest in a remote control product. The Company obtained rights to utilize the proprietary interest under royalty agreements. Royalty expense under the agreements with GRL for the year ended June 30, 2001 was $4. GRL was dissolved in February 2001 after consent to dissolution and liquidation was received by a majority of the partners of GRL. The product line, which incorporated the proprietary interest, was deemed no longer integral to the Company’s business.

GR2L owned rights to a proprietary interest in a new remote control product. The Company obtained rights to utilize the proprietary interest under a royalty agreement. Royalty expense under this agreement with GR2L for the year ended June 30, 2001 was $91. The Company paid $179 to GR2L in the year ended June 30, 2001, representing GR2L’s royalty on the gain on the sale of the remote control product line. This amount is included in the determination of gain on disposal of discontinued operations in the year ended June 30, 2001.

21.	Significant Customers

As of June 30, 2003, 2002 and 2001 and for the periods then ended, the Company did not have any customers that accounted for more than 10% of total revenue and/or accounts receivable balances.

22.	Retirement Savings and Profit Sharing Plan

The Company has a 401(k) retirement savings and profit sharing plan to which it makes discretionary matching contributions, as authorized by the Board of Directors. All full-time employees who are at least 21 years of age and have a minimum of sixty days of service with the Company are eligible to participate in the plan. Matching contributions are 20% up to 6% of the employee’s earnings, paid bi-weekly. Prior to the fiscal year ended June 30, 2003, the Company paid matching contributions at fiscal year end. The Company’s retirement plan contribution expense for the fiscal years ended June 30, 2003, 2002 and 2001 totaled $0, $72 and $66, respectively.

23.	Segment and Geographic Information

Operating Segments

The Company has three operating segments - products, conferencing services, and business services. The Company’s Chief Executive Officer and senior management rely on internal management reports that provide financial and operational information by operating segment. The Company’s management makes financial decisions and allocates resources based on the information it received from these internal management reports. The business services segment was established in 2002 as a result of the acquisition of E.mergent and includes certain operations of E.mergent and the operations of OM Video.

The products segment includes products for audio conferencing products, videoconferencing products, sound reinforcement products, broadcast telephone interface products and assistive listening system products. The conferencing services segment includes full-service conference calling; on-demand, reservationless conference calling; Web conferencing; audio and video streaming; and, customer training and education. The business services segment provided services in the United States and Canada, including technical services such as design, installation and services of systems, maintenance, and value added services such as proactive field support, training, system consulting and help desk.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

For operating segments, segment profit (loss) is measured based on income from continuing operations before provision (benefit) for income taxes. Other income (expense), net is unallocated.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share amounts)

The Company’s segments are strategic business units that offer products and services to satisfy different customer needs. They are managed separately because each segment requires focus and attention on its market and distribution channel.

The United States was the only country to contribute more than 10% of total revenues in each fiscal year. Canada contributed more than 10% of total revenues in the fiscal year ended June 30, 2003. There were no significant long-lived assets held outside the United States.

The following tables summarize the segment and geographic information:

Operating Segment

	Fiscal Year	Products	Conferencing Services	Business Services	Corporate	Totals
Net revenue	2003	$27,512	$15,268	$14,805	$-	$57,585
	2002	26,253	15,583	1,526	-	43,362
	2001	22,448	11,689	-	-	34,137

Operating income (loss)	2003	(13,099)	31	(23,842)	-	(36,910)
	2002	(8,666)	2,827	270	-	(5,569)
	2001	1,884	1,736	-	-	3,620

Discontinued operations, net of taxes	2003	200	-	-	-	200
	2002	176	-	-	-	176
	2001	860	-	-	-	860

Identifiable assets	2003	14,255	4,153	2,779	14,089	35,276
	2002	23,497	5,325	15,294	19,760	63,876
	2001	11,491	4,849	-	8,971	25,311

Depreciation and amortization	2003	2,192	999	278	-	3,469
	2002	2,176	802	34	-	3,012
	2001	1,697	533	-	-	2,230

Geographic

	Fiscal Year	United States	Canada	All Other Countries	Totals
Net revenue	2003	$42,591	$6,316	$8,678	$57,585
	2002	39,144	474	3,744	43,362
	2001	30,076	973	3,088	34,137

Long-Lived Assets	2003	7,747	-	39	7,786
	2002	26,788	-	41	26,829
	2001	7,161	-	26	7,187

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share amounts)

24.	Severance Charges

During the fiscal year ended June 30, 2003, the Company recorded a total of $362 in severance and other related costs associated with a reduction of 43 employees in the United States and Ireland.  Such costs were included in operating expenses during the year ended June 30, 2003.  The Company paid out this entire amount during the year ended June 30, 2003.

25.	Subsequent Events

Early Buyout of Operating Lease Agreements. The Company leased an office in Woburn, Mass. that it initially acquired through the purchase of ClearOne, Inc. in July 2000. The facility consisted of 2,206 square feet. The Company negotiated an early buyout of the lease effective September 2003. The Company's U.S. business services operations were conducted from a facility totaling 25,523 square feet located in Golden Valley, Minnesota. The Company leased these facilities under a lease agreement the expired in December 2004. The Company negotiated an early buyout of the lease effective June 2004.

Settlement Agreements and Releases. We entered into settlement agreements and releases with four former executive officers in connection with the cessation of their employment, which generally provided for their resignations from their positions and employment with the Company, the payment of severance in increments in accordance with the regular payroll schedule, and a general release of claims against the Company by each of such persons. On February 27, 2004, an agreement was entered into with Greg Rand, the Company’s former president and chief operating officer, which generally provided for a severance payment of $75 and an accelerated vesting of 25,000 stock options. On April 6, 2004, an agreement was entered into with George Claffey, the Company’s former chief financial officer, which generally provided for a severance payment of $61. On June 16, 2004, an agreement was entered into with Mike Keough, the Company’s former chief executive officer, which generally provided for a severance payment of $46 and vested options totaling 18,749 stock options. On July 15, 2004, an agreement was entered into with Angelina Beitia, the Company’s former vice president, which generally provided for a lump sum payment of $100. In addition Ms. Beitia surrendered and delivered to the Company all outstanding vested and unvested options. In accordance with the terms of our stock option plans, any unvested stock options terminated on the date of termination of such persons’ employment with the Company. This summary description of the settlement agreement and releases are qualified in their entirety by reference to the settlement agreement and releases, copies of which are included as exhibits to this report.

Sale of U.S. Audiovisual Integration Services. On May 6, 2004, the Company sold certain assets of its U.S. audiovisual integration services operations to M:Space, Inc. (M:Space) for no cash compensation. M:Space is a privately held audiovisual integration services company. In exchange for M:Space assuming obligations for completion of certain customer contracts, and satisfying maintenance contract obligations to existing customers, the Company transferred to M:Space certain assets including inventory valued at $569. The Company expects that the operations of the U.S. audiovisual integration services will be classified as discontinued operations in the fiscal year 2004. As of June 30, 2003 the assets of audiovisual integration services were classified as held and used.

Sale of Conferencing Services Business. On July 1, 2004, the Company sold its conferencing services business segment to Clarinet, Inc., an affiliate of American Teleconferencing Services, Ltd. d/b/a Premier Conferencing for $21,300. Of the purchase price $1,000 was placed into an 18-month Indemnity Escrow account and an additional $300 was placed into a working capital escrow account. We received the $300 working capital escrow funds approximately 90 days after the execution date of the contract. Additionally, $1,365 of the proceeds was utilized to pay off equipment leases pertaining to assets being conveyed to Clarinet. The Company expects that the conferencing services operations will be classified as discontinued operations in the fiscal year 2005. As of June 30, 2003, the assets of conferencing services were classified as held and used.

Closing of Germany Office. During December 2004, the Company closed its Germany office and consolidated its activity with the United Kingdom office. Costs associated with closing the Germany office totaled $305 and included operating leases and severance payments.

Sale of OM Video. On March 4, 2005, the Company sold all of the issued and outstanding stock of its Canadian subsidiary, ClearOne Communications of Canada, Inc. (ClearOne Canada) to 6351352 Canada Inc., a Canada corporation. ClearOne Canada owned all the issued and outstanding stock of Stechyson Electronics Ltd., which conducts business under the name OM Video. The Company agreed to sell the stock of ClearOne Canada for $200 in cash; a $1,256 note payable over a 15-month period, with interest accruing on the unpaid balance at the rate of 5.25% per year; and contingent consideration ranging from 3% to 4% of related gross revenues over a five-year period. The Company expects that the operations of the Canada audiovisual integration services will be classified as discontinued operations in fiscal year 2005. As of June 30, 2003, the assets of the Canada audiovisual integration business were classified as held and used. In June 2005, we were advised that the OM Purchaser had settled an action brought by the former employer of certain of OM Purchaser's owners and employees alleging violation of non-competition agreements. The settlement reportedly involved a cash payment and an agreement not to sell certain products for a period of one year. We are evaluating what impact, if any, this settlement may have on the OM Purchaser's ability to make the payment required under the note.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share amounts)

Third-Party Manufacturing Agreement. On August 1, 2005, ClearOne Communications, Inc. (the “Company”) entered into a Manufacturing Agreement with Inovar, Inc., a Utah-based electronics manufacturing services provider (“Inovar”), pursuant to which the Company agreed to outsource its Salt Lake City manufacturing operations to Inovar. The agreement is for an initial term of three years, which shall automatically be extended for successive and additional terms of one year each unless terminated by either party upon 120 days’ advance notice at any time after the second anniversary of the agreement. The agreement generally provides, among other things, that Inovar shall: (i) furnish the necessary personnel, material, equipment, services and facilities to be the exclusive manufacturer of substantially all the Company’s products that were previously manufactured at its Salt Lake City, Utah manufacturing facility, and the non-exclusive manufacturer of a limited number of products, provided that the total cost to the Company (including price, quality, logistic cost and terms and conditions of purchase) is competitive; (ii) provide repair service and warranty support and proto-type services for new product introduction on terms to be agreed upon by the parties; (iii) purchase certain items of the Company’s manufacturing equipment; (iv) lease certain other items of the Company’s manufacturing equipment and have a one-year option to purchase such leased items; (v) have the right to lease the Company’s former manufacturing employees from a third party employee leasing company; and (vi) purchase the Company’s parts and materials on hand and in transit at the Company’s cost for such items with the purchase price payable on a monthly basis when and if such parts and materials are used by Inovar. The parties also entered into a one-year sublease for approximately 12,000 square feet of manufacturing space located in the Company’s headquarters in Salt Lake City, Utah, which sublease may be terminated by either party upon ninety days’ notice. The agreement provides that products shall be manufactured by Inovar pursuant to purchase orders submitted by the Company at purchase prices to be agreed upon by the parties, subject to adjustment based upon such factors as volume, long range forecasts, change orders etc. The Company also granted Inovar a right of first refusal to manufacture new products developed by the Company at cost to the Company (including price, quality, logistic cost and terms and conditions of purchase) that is competitive. Costs associated with outsourcing the Company’s manufacturing totaled $429 including severance payments, facilities no longer used by the Company and fixed assets that will be disposed of.