Form 10-K
period 2004-06-30
CLEARONE COMMUNICATIONS INC
filed 2005-12-16
CIK 840715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 0-17219

CLEARONE COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0398877
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1825 Research Way
Salt Lake City, Utah 84119
(Address of principal executive offices, including zip code)

(801) 975-7200
(Registrant’s telephone number, including area code)

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

The aggregate market value of the 10,415,587 shares of voting common stock held by non-affiliates is approximately $22,914,291 at November 30, 2005, based on the $2.20 closing price for the Company’s common stock on the Pink Sheets on such date. The number of shares of ClearOne common stock outstanding as of June 30, 2004 and November 30, 2005, were 11,036,233 and 12,184,727, respectively.

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

None.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements reflect our views with respect to future events based upon information available to us at this time. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from these statements. Forward-looking statements are typically identified by the use of the words “believe,” “may,” “could,” “will,” “should,” “expect,” “anticipate,” “estimate,” “project,” “propose,” “plan,” “intend,” and similar words and expressions. Examples of forward-looking statements are statements that describe the proposed development, manufacturing, and sale of our products; statements that describe our results of operations, pricing trends, the markets for our products, our anticipated capital expenditures, our cost reduction and operational restructuring initiatives, and regulatory developments; statements with regard to the nature and extent of competition we may face in the future; statements with respect to the sources of and need for future financing; and statements with respect to future strategic plans, goals and objectives. Forward-looking statements are contained in this report under “Description of Business” included in Item 1 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Qualitative and Quantitative Disclosures About Market Risk” included in Items 7 and 7A of Part II of this Annual Report on Form 10-K. The forward-looking statements are based on present circumstances and on our predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences and timing than those now assumed or anticipated. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the risk factors discussed in this report under the caption “Description of Business: Risk Factors.” These cautionary statements are intended to be applicable to all related forward-looking statements wherever they appear in this report. The cautionary statements contained or referred to in this report should also be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. Any forward-looking statements are made only as of the date of this report and ClearOne assumes no obligation to update forward-looking statements to reflect subsequent events or circumstances.

CAUTIONARY STATEMENT REGARDING THE FILING DATE OF THIS REPORT AND THE ANTICIPATED FUTURE FILINGS OF ADDITIONAL PAST-DUE REPORTS

This Annual Report on Form 10-K for the fiscal year ended June 30, 2004 is first being filed in December 2005. The Company is in the process of preparing its Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and plans to file such report at the earliest practicable date. Shareholders and others are cautioned that the financial statements included in this report are over one year old and are not necessarily indicative of the operating results that may be expected for the year ending June 30, 2005. Shareholders and others should also be aware that the staff of the Salt Lake District Office of the Securities and Exchange Commission (“SEC”) has advised the Company that it intends to recommend to the Commission that administrative proceedings be instituted to revoke the registration of the Company’s common stock based on the Company’s failure to timely file annual and quarterly reports with the Commission. The Company has provided the staff with a so-called “Wells Submission” setting forth its position with respect to the staff’s intended recommendation, which submission would be considered by the Commission in determining whether or not to authorize an administrative proceeding. There can be no assurance that the Company will be successful in convincing the Commission not to initiate an administrative proceeding or that the Company would prevail if an administrative proceeding were initiated.

PART I

References in this Annual Report on Form 10-K to “ClearOne,” “we,” “us,” or “the Company” refer to ClearOne Communications, Inc., a Utah corporation, and, unless the context otherwise requires or is otherwise expressly stated, its subsidiaries.

ITEM 1.	DESCRIPTION OF BUSINESS

Overview

We are an audio conferencing products company. We develop, manufacture, market, and service a comprehensive line of audio conferencing products, which range from tabletop conferencing phones to professionally installed audio systems. We also manufacture and sell document and education cameras and conferencing furniture. We have a strong history of product innovation and plan to continue to apply our expertise in audio engineering to developing innovative new products. We believe the performance and reliability of our high-quality audio products create a natural communication environment, which saves organizations of all sizes time and money by enabling more effective and efficient communication between geographically separated businesses, employees, and customers.

Our products are used by organizations of all sizes to accomplish effective group communication. Our end-users range from some of the world’s largest and most prestigious companies and institutions to small and medium-sized businesses, educational institutions, and government organizations. We sell our products to these end-users primarily through a distribution network of independent distributors who in turn sell our products to dealers, systems integrators, and value-added resellers. The Company also sells products on a limited basis directly to dealers, systems integrators, value-added resellers, and end-users.

We were incorporated in Utah on July 8, 1983 under the name “Insular, Inc.” On March 26, 1985, we acquired all of the stock of Gentner Electronics Corporation (“Gentner”) in a transaction treated as a reverse acquisition for accounting purposes. Gentner Electronics Corporation was incorporated in Utah in 1981. In connection with the acquisition of Gentner, we changed our name to Gentner Electronics Corporation. On July 1, 1991, we changed our name to Gentner Communications Corporation. On January 1, 2002, we changed our name to ClearOne Communications, Inc. Our principal executive offices are located at 1825 Research Way, Salt Lake City, Utah 84119, and our telephone number at this location is (801) 975-7200. Our Internet website address is www.clearone.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available, free of charge, on our Internet website under “ClearOne Info—Investor Relations—SEC,” as soon as reasonably practicable after we file electronically such material with, or furnish it to, the SEC. Information on our website does not constitute a part of this Annual Report on Form 10-K or other periodic reports we file with the SEC. The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding ClearOne that we file electronically with the SEC.

For a discussion of certain risks applicable to our business, financial condition, and results of operations, see the risk factors described in “Risk Factors” below.

Significant Events

Restatement of Previously Issued Financial Statements. A comprehensive review of our previously issued consolidated financial statements was undertaken during fiscal 2003 after it was determined that the statements were not prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). As a result of this review, we restated our previously reported consolidated financial statements for the fiscal years ended June 30, 2002 and 2001 as well as our previously reported consolidated financial statements for the first quarter of fiscal 2003 (“Previously Reported Statements”). The restated consolidated financial statements include restatements of revenue, impairments of goodwill, other intangible assets and property, plant and equipment, and other adjustments made in connection with our review. Our restated fiscal 2002 and fiscal 2001 consolidated financial statements are contained in our Annual Report on Form 10-K for fiscal 2003 filed with the SEC on August 18, 2005. The restated fiscal 2002 and fiscal 2001 financial statements were audited by KPMG LLP (“KPMG”), who replaced Ernst & Young LLP (“Ernst & Young”) as our external auditors in December 2003.

Potential SEC Administrative Action. ClearOne has been advised by the staff of the Salt Lake District Office of the SEC that the staff intends to recommend to the Commission that administrative proceedings be instituted to revoke the registration of the Company’s common stock based on the Company’s failure to timely file annual and quarterly reports with the Commission. The Company has provided the staff with a so-called “Wells Submission” setting forth its position with respect to the staff’s intended recommendation, which submission would be considered by the Commission in determining whether or not to authorize an administrative proceeding. There can be no assurance that the Company will be successful in convincing the Commission not to initiate an administrative proceeding or that the Company would prevail if an administrative proceeding were initiated.

Changes to Management and Board of Directors. Since January 2003, we have changed all but one member of our executive management team. Three of our former directors are no longer serving in such positions and we have appointed two new directors, both of whom are independent directors who serve on our audit committee. In January 2003, Frances Flood, our former Chairman and Chief Executive Officer, and Susie Strohm, our former Chief Financial Officer, were placed on administrative leave and they subsequently resigned from their positions. Michael Keough was then appointed as our Chief Executive Officer, Gregory Rand was appointed as our President and Chief Operating Officer, and George Claffey was appointed as our Chief Financial Officer. All three subsequently resigned for personal reasons at various times during 2004 and on July 8, 2004, Zeynep “Zee” Hakimoglu was appointed as our President and Chief Executive Officer and Donald Frederick was appointed as our Chief Financial Officer. Mr. Frederick resigned on September 15, 2005 and on September 20, 2005, Craig Peeples, our Corporate Controller, was appointed as our Interim Chief Financial Officer.

The SEC Action. ClearOne’s Previously Reported Statements were the subject of a civil action filed by the SEC on January 15, 2003 against ClearOne and the persons then acting as its chief executive and chief financial officers. The complaint generally alleged that the defendants had engaged in a program of inflating ClearOne’s revenues, net income, and accounts receivable by engaging in improper revenue recognition. On December 4, 2003, we settled the SEC action by entering into a consent decree in which, without admitting or denying the allegations of the complaint, we consented to the entry of a permanent injunction prohibiting future securities law violations. No fine or penalty was assessed against ClearOne as part of the settlement.

Securities Delisted from NASDAQ Stock Market. Our common stock was delisted from the NASDAQ National Market System on April 21, 2003 and since that time has been quoted on the National Quotation Bureau’s Pink Sheets.

The Shareholder Class Action. On June 30, 2003, a consolidated complaint was filed against ClearOne, eight of our present or former officers and directors, and our former auditor, Ernst & Young, by a class consisting of purchasers of the Company’s common stock during the period from April 17, 2001 through January 15, 2003. The allegations in the complaint were essentially the same as those contained in the SEC action described above. On December 4, 2003, we, on behalf of the Company and all other defendants with the exception of Ernst & Young, entered into a settlement agreement with the class pursuant to which we agreed to pay the class $5.0 million and issue the class 1.2 million shares of our common stock. The cash payment was made in two equal installments, the first on November 10, 2003 and the second on January 14, 2005. On May 23, 2005, the court order was amended to provide that odd-lot numbers of shares (99 or fewer shares) would not be issued from the settlement fund and claimants who would otherwise be entitled to receive 99 or fewer shares would be paid cash in lieu of such odd-lot numbers of shares. On September 29, 2005, we completed our obligations under the settlement agreement by issuing a total of 1,148,494 shares of our common stock to the plaintiff class, including 228,000 shares previously issued in November 2004, and paying an aggregate of $126,705 in cash in lieu of shares to those members of the class who would otherwise have been entitled to receive an odd-lot number of shares or who resided in states in which there was no exemption available for the issuance of shares. The cash payments were calculated on the basis of $2.46 per share which was equal to the higher of (i) the closing price for our common stock as reported by the Pink Sheets on the business day prior to the date the shares were mailed or (ii) the average closing price over the five trading days prior to such mailing date.

Changes in Type and Scope of Operations

Acquisitions of ClearOne, Inc. and Ivron Systems, Ltd. We have been manufacturing and marketing audio conferencing products since 1989, which has been our core competency. During fiscal 2001 and fiscal 2002, we attempted to expand our operations through the acquisitions of ClearOne, Inc. and Ivron Systems, Ltd., both of which were involved in the development and sale of video conferencing technology and products. Such acquisitions proved unsuccessful and, as discussed in more detail in Item 1. Description of Business. Acquisitions and Dispositions, we recorded impairment charges related to such acquisitions in the aggregate amount of approximately $7.1 million in the fiscal 2002 consolidated financial statements.

Acquisitions of E.mergent, Inc. and OM Video. During fiscal 2002 and fiscal 2003, we entered the audiovisual integration services business through the acquisitions of E.mergent, Inc. and Stechyson Electronics, Ltd., doing business as OM Video (“OM Video”). Our management at that time believed such acquisitions would complement our existing operations and our core competencies and allow us to acquire market share in the audiovisual integration services industry. However, our entry into the services business was perceived as a threat by our systems integrators and value-added resellers, since we began competing against many of them for sales. The acquisitions were not successful and the remaining operations were sold in fiscal 2004 and fiscal 2005. As discussed in more detail in Item 1. Description of Business. Acquisitions and Dispositions, we recorded impairment charges related to such acquisitions in the aggregate amount of approximately $26.0 million in the fiscal 2003 consolidated financial statements.

Sale of our U.S. Audiovisual Integration Services. On May 6, 2004, we sold certain assets of our U.S. audiovisual integration services operations (a portion of E.mergent, Inc.) to M:Space, Inc. (“M:Space”) for no cash compensation. M:Space is a privately held audiovisual integration services company. In exchange for M:Space assuming obligations for completion of certain customer contracts and satisfying maintenance contract obligations to existing customers, we transferred to M:Space certain assets including inventory valued at $573,000. The operations of the U.S. audiovisual integration services have been classified as discontinued operations in the fiscal 2004 consolidated financial statements.

Sale of Conferencing Services Business. On July 1, 2004, we sold our conferencing services business segment to Clarinet, Inc., an affiliate of American Teleconferencing Services, Ltd. doing business as Premiere Conferencing (“Premiere”) for $21.3 million. Of the purchase price $1.0 million was placed into an 18-month Indemnity Escrow account and an additional $300,000 was placed into a working capital escrow account. We received the $300,000 working capital escrow funds approximately 90 days after the execution date of the contract. The conferencing services operations have been classified as discontinued operations in the fiscal 2004 consolidated financial statements.

Sale of OM Video. On March 4, 2005, we sold all of the issued and outstanding stock of our Canadian subsidiary, ClearOne Communications of Canada, Inc. (“ClearOne Canada”) to 6351352 Canada Inc., a Canada corporation (the “OM Purchaser”). ClearOne Canada owned all the issued and outstanding stock of Stechyson Electronics Ltd., which conducts business under the name OM Video. We agreed to sell the stock of ClearOne Canada for $200,000 in cash; a $1.3 million note receivable which is due over a 15-month period, with interest accruing on the unpaid balance at the rate of 5.3 percent per year; and contingent consideration ranging from 3 percent to 4 percent of related gross revenues over a five-year period. The Company expects to present all OM Video activities in discontinued operations in the fiscal 2005 consolidated financial statements. As of June 30, 2004, the assets of the Canada audiovisual integration business were classified as held and used. In June 2005, we were advised that the OM Purchaser had settled an action brought by the former employer of certain of OM Purchaser’s owners and employees alleging violation of non-competition agreements. The settlement reportedly involved a cash payment and an agreement not to sell certain products for a period of one year. To date, OM Purchaser has made all payments required under the note and we are continuing to evaluate what impact, if any, this settlement may have on the OM Purchaser’s ability to make the payment required under the note.

Following the disposition of operations in the video conferencing technology and products, audiovisual integration services, and conferencing services businesses, we returned to our core competency of developing, manufacturing, and marketing audio conferencing products, which is where we intend to keep our focus for the foreseeable future.

Business Strategy

Our goal is to maintain market leadership in the installed segment of the conferencing systems market and to achieve market leadership in group conferencing environments through the development of new, competitive products that offer superior quality and ease-of-use. The principal components of our strategy to achieve this goal are:

Provide a superior conferencing experience

We have been developing audio technologies since 1981 and we believe we have established a reputation for providing some of the highest quality group audio conferencing solutions in the industry. Our proprietary digital signal processing technologies have been the core of our installed conferencing products and are the foundation for our new product development. We plan to build upon our reputation of being a market leader and continue to provide the highest quality products and technologies to the customers and markets we serve. We hold numerous registered trademarks including “Distributed Echo Cancellation”, “Gentner”, and “You’re Virtually There.”

Provide greater value to our customers

To provide our customers with audio conferencing products that deliver high value, we are leveraging advances in emerging technology trends and applying these advances specifically to group conferencing environments. By offering high quality products that are designed to solve conferencing ease-of-use issues and are easy to install, configure, and maintain, we believe we can provide greater value to our customers and reduce their total cost of ownership.

Be a leader in audio conferencing innovation

We have sharpened our focus on developing cutting edge audio conferencing products and are committed to incorporating the latest technologies into our new and existing product lines. Key to this effort is adopting emerging technologies such as Voice over Internet Protocol (“VoIP”), international standards-based conferencing protocols, wireless connectivity, and the convergence of voice and data networks.

Develop strong sales channels

We have made significant efforts to develop strong domestic and international sales channels through the addition of key distributors and dealers. We plan to continue to add new distribution partners, with specific emphasis on bolstering distribution to the information technology and telecommunications channels, where we see opportunity for our MAX® tabletop audio conferencing products; our RAV™ audio conferencing systems; our conferencing peripherals, including the AccuMic® product line; and other products currently in development.

Broaden our product offerings

We offer a full range of audio conferencing products, from high-end, professionally installed audio conferencing systems to conferencing-specific telephones. We plan to continue to broaden our product offerings to meet the evolving needs of our customers, address changes in the markets we currently serve, and effectively target new markets for our products.

Develop strategic partnerships

To stay on the leading edge of product development, we plan to continue to identify partners with technology and expertise in areas strategic to our growth objectives. We will also work to develop partnerships with leaders in markets complimentary to conferencing who can benefit from our audio products and technologies and through whom we can access new market growth opportunities.

Strengthen existing customer relationships through dedicated support

We have developed outstanding technical and sales support teams that are dedicated to providing customers with the best available service and support. We believe our technical support is recognized as among the best in the industry and we will continue to invest in the necessary resources to ensure that our customers have access to the information and support they need to be successful using our products.

Markets and Products

We currently conduct most of our operations in the conferencing products industry. We also previously operated in the conferencing services segment until July 1, 2004 (fiscal 2005), when we sold our conferencing services business to American Teleconferencing Services, Ltd., and in the business services segment until March 4, 2005 (fiscal 2005), when we sold the remaining operations in that area to 6351352 Canada Inc. For additional financial information about our segments, see Notes to Consolidated Financial Statements, which are included in this report.

Products Segment

The performance and reliability of our high-quality conferencing products enable effective and efficient communication between geographically separated businesses, employees, and customers. We offer a full range of audio conferencing products, from high-end, professionally installed audio conferencing systems used in executive boardrooms, courtrooms, classrooms, and auditoriums, to conferencing-specific telephones used in small conference rooms and offices. Our products feature our proprietary Gentner® Distributed Echo Cancellation® and noise cancellation technologies to enhance communication during a conference call by eliminating echo and background noise. They also feature proprietary audio processing technologies such as adaptive modeling and first-microphone priority, which combine to enable natural communication between distant conferencing participants similar to that of being in the same room.

We believe the principal drivers of demand for audio conferencing products are: the increasing availability of easy-to-use audio conferencing equipment; the improving voice quality of audio conferencing systems compared to desktop speakerphones; and the trend of global, regional, and local corporate expansion. Other factors that we expect to have a significant impact on the demand for audio conferencing systems are the availability of a wider range of affordable audio conferencing products for small businesses and home offices; the growth of distance learning and corporate training programs and the number of teleworkers; the decrease in the amount of travel within most enterprises for routine meetings; and the transition to the Internet Protocol (“IP”) network from the traditional public switched telephone network (“PSTN”). We expect these growth factors to be offset slightly by direct competition from high-end desktop speakerphones, the technological volatility of IP-based products, and continued pressures on enterprises to reduce spending.

Professional Audio Conferencing Products

We have been developing high-end, professionally installed audio conferencing products since 1991 and believe we have established strong brand recognition for these Professional Audio Conferencing products.

Our Professional Audio Conferencing products include the XAP® and PSR1212 product lines. The XAP® line includes our most powerful, feature-rich products, with the latest advances in technology and functionality. It has more processing power than our legacy Audio Perfect® products and contains noise cancellation technology in addition to our Gentner® Distributed Echo Cancellation® technology found in the Audio Perfect® product line. The PSR1212 is a digital matrix mixer that provides advanced audio processing, microphone mixing, and routing for local sound reinforcement.

The XAP® and PSR1212 products are comprehensive audio control systems designed to excel in the most demanding acoustical environments and routing configurations. These products are also used for integrating high-quality audio with video conferencing systems.

On March 30, 2005, we formalized our decision to discontinue our Audio Perfect® product line. The last orders for our Audio Perfect® products were received on June 30, 2005 and the last build of Audio Perfect® products was during the first quarter of fiscal 2006. We will continue to inventory parts for warranty and warranty repair service and will continue to service these products for a five-year period based on a two-year warranty and three-year repair period based on parts availability.

Out-of-the-Box Premium Conferencing Systems

In fiscal 2004, we introduced our RAV™ audio conferencing system. RAV™ is a complete, out-of-the-box system that includes an audio mixer, loudspeakers, microphones, and a wireless control device. In fiscal 2005, we introduced a wired control device as a part of our RAV™ audio conferencing system offering. It uniquely combines the sound quality of a professionally installed audio system with the simplicity of a conferencing-specific telephone and can be easily connected to industry common rich-media devices, such as video or web conferencing systems, to deliver enhanced audio performance.

RAV™ offers many powerful audio processing technologies from our Professional Audio Conferencing products without the need for professional installation and programming. It features Gentner® Distributed Echo Cancellation®, noise cancellation, microphone gating, and a drag-and-drop graphical user interface for easy system setup, control, and management.

Table Top Conferencing Phone Systems

In fiscal 2003, we developed our MAX® line of tabletop conferencing phones. These phones incorporate the high-end echo cancellation, noise cancellation, and audio processing technologies found in our industry leading professional audio conferencing products.

The MAX® product line is comprised of the MAX® EX, MAX® Wireless, MAXAttach and MAXAttach wireless tabletop conferencing phones. MAX® Wireless was one of the industry’s first wireless conferencing phone on the market. Designed for use in executive offices or small conference rooms with multiple participants, MAX® Wireless can be moved from room to room within 150 feet of its base station. MAXAttach is a wired conferencing phone with unique expansion capabilities. Instead of just adding extension microphones for use in larger rooms, MAXAttach links up to four complete phones together. This provides even distribution of microphones, loudspeakers, and controls for better sound quality and improved user access in medium to large conference rooms. The MAXAttach wireless is believed to be the industry’s first dual unit wireless conference phone.

Other Products

We complement our audio conferencing products with microphones, document and education cameras, and conferencing-specific furniture. Our microphones are designed to improve the audio quality in audio, video, and web conferencing applications. They feature echo cancellation and audio processing technologies and can be used with personal computers, video conferencing systems, or installed audio conferencing systems. Our cameras can be used in professional conferencing or educational settings. They make possible the presentation of materials and images such as full-color documents, 3-D objects and images from a variety of sources, including computers, microscopes, and multimedia devices. Our wide selection of wood, metal, and laminate conferencing furniture features audiovisual carts, plasma screen carts and pedestals, video conferencing carts, tables, cabinets, and podiums. We also provide custom conferencing furniture design.

Marketing and Sales

We use a two-tier distribution model, in which, we primarily sell our products directly to a worldwide network of independent audiovisual, information technology, and telecommunications distributors, who then sell our products to independent systems integrators, dealers, and value-added resellers, who in turn work directly with the end-users of our products on product fulfillment and installation. We also sell our products on a limited basis directly to certain dealers, systems integrators, value-added resellers, and end-users. In addition, we regularly participate in conferencing forums, trade shows, and industry promotions.

In fiscal 2004, approximately $21.7 million, or 77.8 percent, of our total product sales were generated in the United States and product sales of approximately $6.2 million, or 22.2 percent, were generated outside the United States. Revenue from product and business services customers outside of the United States accounted for approximately 36.1 percent of our total sales from continuing operations for fiscal 2004, 43.2 percent for fiscal 2003, and 16.1 percent for fiscal 2002. We sell our products in more than 70 countries worldwide. We anticipate that the portion of our total revenue from international sales will continue to increase as we further enhance our focus on developing new products, establishing new channel partners, strengthening our presence in key growth areas, and improving product localization with country-specific product documentation and marketing materials.

Distributors

We sell our products directly to approximately 70 distributors throughout the world. Distributors buy our products at a discount to list price and resell them on a non-exclusive basis to independent systems integrators, dealers, and value-added resellers. Our distributors maintain their own inventory and accounts receivable and are required to provide technical and non-technical support for our products to the next level of distribution participants. We work with our distributors to establish appropriate inventory stocking levels. We also work with our distributors to maintain relationships with our existing systems integrators, dealers, and value-added resellers and to establish new distribution participant relationships.

Independent Integrators and Resellers

Our distributors sell our products worldwide to approximately 750 independent systems integrators, dealers, and value-added resellers on a non-exclusive basis. While dealers, resellers, and systems integrators all sell our products directly to the end-users, systems integrators typically add significant value to each sale by combining our products with products from other manufacturers as part of a complex audiovisual system installation. Dealers and value-added resellers usually buy our products in large volumes and may bundle our products with products from other manufacturers for resale to the end-user. We maintain close working ties with our distribution participants and offer them education and training on our all of our products.

Trade Shows and Industry Forums

We regularly attend industry forums and exhibit our products at trade shows to ensure our products remain highly visible to distributors and dealers and to keep abreast of market trends.

Customers

No end-user accounted for more than 10 percent of our total revenue during fiscal 2004, 2003, or 2002. In fiscal 2004, revenues in our product segment included sales to three distributors that represented approximately 64.6 percent of the segment’s revenues. (For additional financial information about our segments or geographic areas, see Note 25 to Consolidated Financial Statements, which are included in this report.) As discussed above, these distributors facilitate product sales to a large number of end-users, none of which is known to account for more than 10 percent of our revenues from product sales. Nevertheless, the loss of one or more distributors could reduce revenues and have a material adverse effect on our business and results of operations. As of June 30, 2004, our shipped orders on which we had not recognized revenues was $6.2 million.

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

In the audio conferencing systems market, our competitors include Aethra, Biamp Systems, Cisco, Polycom, Sony, Sound Control, and other companies that offer audio conferencing systems. According to industry sources, during the 2003 calendar year, we had the largest share of the installed segment of the conferencing systems market, which we target with our Professional Audio Conferencing products. Our microphones compete with the products of Audio Technica, Global Media, Shure, and others. In the markets for our document cameras, competitors include Elmo, Ken-a-Vision, Samsung, Sony, Wolfvision, and other manufacturers. Our conferencing furniture products compete primarily with the products of Accuwood, Comlink, and Video Furniture International.

In each of the markets in which we compete, most of our competitors may have access to greater financial, technical, manufacturing, and marketing resources, and as a result they could respond more quickly or effectively to new technologies and changes in customer preferences. No assurances can be given that we can continue to compete effectively in the markets we serve.

Seasonality

Our audio conferencing products revenue has historically been strongest during the second and fourth quarters. Our camera product line revenue is usually strongest during the third and fourth quarters. Our Canadian audiovisual integration services business revenue is typically strongest during the third quarter due to the large number of government contracts and their related fiscal spending schedules. There can be no assurance that any historic sales patterns will continue and, as a result, sales for any prior quarter are not necessarily indicative of the sales to be expected in any future quarter.

Product Development

We are committed to research and development, and view our continued investment in research and development as a key ingredient to our long-term business success. Our research and development expenditures were approximately $3.9 million in fiscal 2004, $3.0 million in fiscal 2003, and $3.8 million in fiscal 2002.

Our core competencies in research and development include many audio technologies, including telephone echo cancellation, acoustic echo cancellation, and noise cancellation. Our ability to use digital signal processing technology to perform audio processing operations is also a core competency. Our research and development efforts are supported by an internal computer aided design team that creates electrical schematics, printed circuit board designs, mechanical designs, and manufacturing documentation. We believe the technology developed through this interactive process is critical to the performance of our products. We also believe that ongoing development of our core technological competencies is vital to maintaining and increasing future sales of our products and to enhancing new and existing products.

Manufacturing

Prior to June 20, 2005, we manufactured and assembled most of our products in our manufacturing facility located at our corporate headquarters in Salt Lake City, Utah and bought most of our assembly components from distributors and a limited amount of such components directly from fabricators located near our manufacturing facilities. We subcontracted and continue to subcontract the manufacture of our MAX product line to a third-party contract manufacturer located in Southeast Asia. We continue to manufacture our furniture product line in our manufacturing facility located in Champlin, Minnesota.

On June 20, 2005, we began transitioning the manufacture of most of our products to a third-party manufacturer, Inovar, Inc., a Utah-based electronics manufacturing services provider (“Inovar”). On August 1, 2005, we entered into a Manufacturing Agreement with Inovar pursuant to which we agreed to outsource our Salt Lake City manufacturing operations to Inovar. The agreement is for an initial term of three years, which shall automatically be extended for successive and additional terms of one year each unless terminated by either party upon 120 days advance notice at any time after the second anniversary of the agreement. The agreement generally provides, among other things, that Inovar shall: (i) furnish the necessary personnel, material, equipment, services, and facilities to be the exclusive manufacturer of substantially all the products that were previously manufactured at our Salt Lake City, Utah manufacturing facility and the non-exclusive manufacturer of a limited number of products, provided that the total cost to ClearOne (including price, quality, logistic cost, and terms and conditions of purchase) is competitive; (ii) provide repair service, warranty support, and proto-type services for new product introduction on terms to be agreed upon by the parties; (iii) purchase certain items of our manufacturing equipment; (iv) lease certain other items of our manufacturing equipment and have a one-year option to purchase such leased items; (v) have the right to lease our former manufacturing employees from a third-party employee leasing company; and (vi) purchase the parts and materials on hand and in transit at our cost for such items with the purchase price payable on a monthly basis when and if such parts and materials are used by Inovar. The parties also entered into a one-year sublease for approximately 12,000 square feet of manufacturing space located in our headquarters in Salt Lake City, Utah, which sublease may be terminated by either party upon 90 days notice. The agreement provides that products shall be manufactured by Inovar pursuant to purchase orders submitted by us at purchase prices to be agreed upon by the parties, subject to adjustment based upon such factors as volume, long range forecasts, change orders, etc. We also granted Inovar a right of first refusal to manufacture new products developed by us at a cost to ClearOne (including price, quality, logistic cost, and terms and conditions of purchase) that is competitive.

For risks associated with our manufacturing strategy please see “Risk Factors” in Item 1.

Intellectual Property and Other Proprietary Rights

We believe that our success depends in part on our ability to protect our proprietary rights. We rely on a combination of patent, copyright, trademark, and trade secret laws and confidentiality procedures to protect our proprietary rights. The laws of foreign countries may not protect our intellectual property to the same degree as the laws of the United States.

We generally require our employees, customers, and potential distribution participants to enter into confidentiality and non-disclosure agreements before we disclose any confidential aspect of our technology, services, or business. In addition, our employees are routinely required to assign to us any proprietary information, inventions, or other technology created during the term of their employment with us. These precautions may not be sufficient to protect us from misappropriation or infringement of our intellectual property.

We currently have several patents issued or pending that cover our conferencing products and technologies. The expiration dates of issued patents range from 2009 to 2010. We hold registered trademarks for ClearOne, XAP, MAX, AccuMic, Audio Perfect, Distributed Echo Cancellation, Gentner, and others. We have also filed for trademarks for RAV and others.

Employees

As of June 30, 2004, we had 264 employees, 262 of whom were employed on a full-time basis, with 68 in sales, marketing, and customer support; 41 in product development; 40 in manufacturing; 59 in our conference call center, 29 in administration, including finance, and 27 at OM Video.

As of November 30, 2005, following the sale of our conferencing services business, OM Video, and the outsourcing of our Salt Lake City manufacturing operations, we had 124 employees, 121 of whom were employed on a full-time basis, with 44 in sales, marketing, and customer support; 45 in product development; 20 in manufacturing support; and 15 in administration, including finance. None of our employees are subject to a collective bargaining agreement and we believe our relationship with our employees is good.

Acquisitions and Dispositions

During the fiscal year ended June 30, 2001, we completed the acquisition of ClearOne, Inc., a developer of video conferencing technology and audio conferencing products. We also completed the sale of the assets of the remote control portion of our RFM/Broadcast division to Burk Technology, Inc. During the fiscal year ended June 30, 2002, we completed the acquisitions of Ivron Systems, Ltd., a developer of video conferencing technology and product; E.mergent, Inc., an audiovisual integration services provider and manufacturer of cameras and conferencing furniture; and the sale of our court conferencing customer list and all contracts relating to our court conferencing services to CourtCall LLC. During the fiscal year ended June 30, 2003, we sold our broadcast telephone interface products, including the digital hybrid and TS-612 product lines, to Comrex Corporation and completed the acquisition of Stechyson Electronics Ltd., doing business as OM Video, an audiovisual integration services company. During fiscal 2004, we sold our U.S. audiovisual integration services business to M:Space, Inc. During fiscal 2005, we sold our conferencing services segment to Premiere and we sold our Canadian audiovisual integration services business to 6351352 Canada Inc. The total consideration for each acquisition was based on negotiations between ClearOne and the acquired company or its shareholders that took into account a number of factors of the business, including historical revenues, operating history, products, intellectual property, and other factors. Each acquisition was accounted for under the purchase method of accounting. Each acquisition is summarized below and is discussed in more detail in the footnotes to the audited consolidated financial statements included in this report.

ClearOne, Inc. Acquisition. We entered into an agreement to purchase substantially all of the assets of ClearOne, Inc., a developer of video conferencing technology and audio conferencing products, for $3.6 million consisting of $1.8 million of cash and 129,871 shares of restricted common stock valued at $13.97 per share. The acquisition was consummated on July 5, 2000.

As of the acquisition date, we acquired tangible assets consisting of property and equipment of $473,000, deposits of $59,000, and inventory of $299,000. In conjunction with a third-party valuation firm, we determined the useful lives and amounts of the developed technologies, trademarks and distribution agreements. We recorded $924,000 of identifiable intangibles, $728,000 of in-process research and development, and $1.2 million in goodwill, resulting from the difference between the purchase price plus acquisition costs and the net assets acquired. The developed technologies, trademarks and distribution agreement had estimated useful lives of three years. Goodwill was being amortized on a straight-line basis over four years until the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” on July 1, 2002. We amortized goodwill of $1.2 million on a straight-line basis over four years until the adoption of  SFAS No. 142 on July 1, 2002. Amortization of goodwill was $297,000 for each of the fiscal years ended June 30, 2002 and 2001.

We charged $728,000 to expense during fiscal 2001 representing acquired in-process research and development that had not yet reached technological feasibility. We anticipated the technology would require an additional 18 to 20 months of development at a minimum cost of $1.2 million. The technology had no alternative future use. After the acquisition, we initially continued to develop the technology; however, it experienced significant difficulties in completing the development of the video conferencing technologies and subsequently determined that the technology was not viable and never brought the in-process video conferencing technology to market.

We continued to sell the acquired teleconferencing product until the fourth quarter of the fiscal year ended June 30, 2002. Due to declining sales, negative margins beginning in the fourth quarter of the fiscal year ended June 30, 2002, and our decision to stop investing in the acquired teleconferencing product, we determined that a triggering event had occurred in the fourth quarter of the fiscal year ended June 30, 2002. We performed an impairment test and determined that an impairment loss on the ClearOne long-lived assets of approximately $901,000 should be recognized.

Sale of Assets to Burk Technology. On April 12, 2001, we sold the assets of the remote control portion of our RFM/Broadcast division to Burk Technology, Inc. (“Burk”), a privately held developer and manufacturer of broadcast facility control systems products, for $750,000 in cash at closing, $1.8 million in the form of a seven-year promissory note, with interest at the rate of 9.0 percent per year, and up to $700,000 as a commission over a period of up to seven years. We realized a gain on the sale, net of tax, of $58,000 for fiscal 2004, $200,000 for fiscal 2003, and $176,000 for fiscal 2002. As of June 30, 2004, $1.5 million of the promissory note remained outstanding and we had received $20,000 in commissions.

On August 22, 2005, we entered into a Mutual Release and Waiver Agreement with Burk pursuant to which Burk paid us $1.3 million in full satisfaction of the promissory note, which included a discount of approximately $120,000. As part of the Mutual Release and Waiver Agreement, we waived any right to future commission payments from Burk and we granted mutual releases to one another with respect to claims and liabilities. Subsequent to June 30, 2004, we anticipate recognizing a pre-tax gain on the sale of approximately $1.5 million.

Ivron Systems, Ltd. Acquisition. On October 3, 2001, we purchased all of the issued and outstanding shares of Ivron. Ivron was located in Dublin, Ireland. Under the terms of the original agreement, the shareholders of Ivron received $6.0 million of cash at closing of the purchase. As part of the purchase, all outstanding options to purchase Ivron shares were cancelled in consideration for an aggregate cash payment of $650,000.

As of the acquisition date, we acquired tangible assets consisting of cash of $297,000, accounts receivable of $92,000, inventory of $337,000, and property and equipment of $22,000. We assumed liabilities consisting of trade accounts payable of $174,000 and accrued compensation and other accrued liabilities of $264,000.

Under the original agreement, former Ivron shareholders would be entitled to receive up to 429,000 shares of common stock after June 30, 2002 if certain video development contingencies were achieved and up to approximately $17.0 million of additional cash and stock consideration provided that certain agreed upon earnings per share targets were achieved by us during fiscal years 2003 and 2004. In addition, former optionees of Ivron who remained with us were eligible to participate in a cash bonus program of up to approximately $1.0 million paid by us, based on our combined performance with Ivron in the fiscal years ending June 30, 2003 and 2004. On April 8, 2002, an amendment to the original purchase agreement was finalized which revised the performance targets and reduced the contingent consideration that the Ivron shareholders would be entitled to receive to a maximum of 109,000 shares of common stock. No performance targets were met and accordingly no contingent consideration was or will be paid.

Based on the modified purchase price determined under the terms of the amendment and with the assistance of a third-party valuation firm and after considering the facts and circumstances surrounding our intentions, we recorded intangible assets of $5.3 million related to developed technology, $1.1 million related to intellectual property, and goodwill of $218,000. The developed technologies had estimated useful lives of three to fifteen years and the patents had an estimated useful life of fifteen years. Amortization expense of $446,000 was recorded for the developed technology for the period from October 3, 2001 to June 30, 2002. No amortization expense was recorded for goodwill.

After the acquisition, we experienced significant difficulties in selling the acquired video conferencing products. Due to the phasing-out of a product line occasioned by technological difficulties and negative projected cash flows, we determined that a triggering event had occurred during the fourth quarter of the fiscal year ended June 30, 2002. We performed an impairment test and determined that an impairment loss on the Ivron assets of approximately $6.2 million should be recognized. During early fiscal 2004, we discontinued selling the “V-There” and “Vu-Link” set-top video conferencing products.

E.mergent Acquisition. On May 31, 2002, we completed our acquisition of E.mergent pursuant to the terms of an Agreement and Plan of Merger dated January 21, 2002 whereby we paid $7.3 million of cash and issued 868,691 shares of common stock valued at $16.55 per share to former E.mergent stockholders.

In addition to the shares of our common stock issued, we assumed all options to purchase E.mergent common stock that were vested and outstanding on the acquisition date. These options were converted into rights to acquire a total of 4,158 shares of our common stock at a weighted average exercise price of $8.48 per share. A value of approximately $49,000 was assigned to these options using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0 percent, risk-free interest rate of 2.9 percent, expected volatility of 81.8 percent, and an expected life of two years.

As of the acquisition date, we acquired tangible assets consisting of cash of $68,000, accounts receivable of $2.2 million, inventory of $3.3 million, property and equipment of $475,000 and other assets of $1.3 million. We assumed liabilities consisting of accounts payable of $1.3 million, line of credit borrowings of $484,000, unearned maintenance revenue of $873,000, accrued compensation (other than severance) and other accrued liabilities of $656,000. We incurred severance costs of approximately $468,000 related to the termination of four E.mergent executives and seven other E.mergent employees as a result of duplication of positions upon consummation of the acquisition. In June 2002, $52,000 was paid to such individuals. The severance accrual of $416,000 as of June 30, 2002 was paid during the fiscal year ended June 30, 2003.

With the assistance of a third-party valuation firm and after considering the facts and circumstances surrounding the acquisition, we recorded intangible assets related to customer relationships, patents, a non-compete agreement, and goodwill. Amortization expense of $437,000 was recorded for customer relationships, patents, and a non-compete agreement during fiscal 2003. Customer relationships had estimated useful lives of 18 months to three years and patents had estimated useful lives of fifteen years. The term of the non-compete agreement was three years. In accordance with SFAS No. 142, no amortization expense was recorded for goodwill.

Our management, at the time, believed the E.mergent acquisition would complement our existing operations and that core competencies would allow us to acquire market share in the audiovisual integration industry. However, our entry into the services business was perceived as a threat by its systems integrators and value-added resellers, since we began competing against many of them for sales. In order to avoid this conflict and to maintain good relationships with its systems integrators and value-added resellers, we decided to stop pursuing new services contracts in the fourth quarter of the fiscal year ended June 30, 2003 which was considered a triggering event for evaluation of impairment. Ultimately, we exited the U.S. audiovisual integration market and subsequently sold its U.S. audiovisual integration business to M:Space in May 2004. (See Sale of our U.S. Audiovisual Integration Services below.) Although we continue to sell camera and furniture products acquired from E.mergent, our decision to exit the U.S. integration services market adversely affected future cash flows. We determined that a triggering event occurred in the fourth quarter of the fiscal year ended June 30, 2003. We performed an impairment test and determined that an impairment loss on the integration services-related E.mergent assets of approximately $12.5 million should be recognized. We also determined that an impairment loss on other acquired E.mergent assets of approximately $5.1 million should be recognized. The U.S. audiovisual integration business operations and related net assets are included in discontinued operations in the accompanying consolidated financial statements.

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

Sale of Broadcast Telephone Interface Business to Comrex. On August 23, 2002, we entered into an agreement with Comrex Corporation (“Comrex”), pursuant to which Comrex agreed to pay ClearOne $1.3 million in exchange for certain inventory associated with our broadcast telephone interface product line and the provision of a perpetual software license to use our technology related to broadcast telephone interface products along with one free year of maintenance and support, and transition services for 90 days following the effective date of the agreement. The transition services included training, engineering assistance, consultation, and development services. We recognized approximately $1.1 million in revenue related to this transaction in fiscal 2003 and an additional $130,000 in revenue in fiscal 2004.

We also entered into a manufacturing agreement to continue to manufacture additional product for Comrex until August 2003 on a when-and-if needed basis. Comrex agreed to pay the Company for any additional product on a per item basis of cost plus 30 percent. During fiscal 2004 and fiscal 2003, we have recognized $387,000 and $783,000, respectively, in revenue related to the manufacture of additional product from Comrex.

OM Video Acquisition. On August 27, 2002, we purchased all of the outstanding shares of OM Video, headquartered in Ottawa, Canada. Under the terms of the agreement, the shareholders of OM Video received $6.3 million in cash at closing. During the fiscal years ended June 30, 2003 and 2004, we paid an additional $500,000 of a potential $600,000 that was held pending certain representations and warranties associated with the acquisition. During the second quarter of fiscal 2003, we also paid $750,000 of a potential $800,000 earn-out provision. The earn-out provision not considered as part of the original purchase price allocation was recorded as additional consideration and booked to goodwill. No further payment related to the holdback or contingent consideration will be paid. Accordingly, the total cash payments associated with the acquisition were approximately $7.5 million.

As of the acquisition date, we acquired tangible assets consisting of cash of $193,000, accounts receivable of $470,000, inventory of $122,000, property and equipment of $145,000, and prepaid expenses of $6,000. We assumed liabilities consisting primarily of accrued liabilities of $378,000 and accrued tax liabilities of $221,000. We obtained a non-compete agreement with a term of two years from a former owner of OM Video.

Our management, at the time, believed the OM Video acquisition would complement the Company’s existing operations and that core competencies would allow the Company to acquire market share in the audiovisual integration industry. However, our entry into the services business was perceived as a threat by its systems integrators and value-added resellers, since we began competing against many of them for sales. In order to avoid this conflict and to maintain good relationships with its systems integrators and value-added resellers, we deemphasized the audiovisual integration market serving the Ottawa Canada region beginning in the fourth quarter of the fiscal year ended June 30, 2003. This decision was considered a triggering event for evaluation of impairment. On June 30, 2003, we performed an impairment test and determined that an impairment loss on the OM Video assets of approximately $8.4 million should be recognized. On March 4, 2005, we sold all of our Canadian audiovisual integration business. (See Subsequent Dispositions below.)

Sale of our U.S. Audiovisual Integration Services. On May 6, 2004, we sold certain assets of our U.S. audiovisual integration services operations to M:Space, Inc. (“M:Space”) for no cash compensation. M:Space is a privately held audiovisual integration services company. In exchange for M:Space assuming obligations for completion of certain customer contracts, and satisfying maintenance contract obligations to existing customers, we transferred to M:Space certain assets including inventory valued at $573,000. The operations of our U.S. audiovisual integration services are classified as discontinued operations in the fiscal 2004 consolidated financial statements. We continue to manufacture and sell the camera and furniture lines acquired with the E.mergent acquisition.

Subsequent Dispositions.

Conferencing Services. In April 2004, our Board of Directors appointed a committee to explore sales opportunities to sell the conferencing services business segment. We decided to sell this segment primarily because of decreasing margins and investments in equipment that would have been required in the near future. Conferencing services revenues, reported in discontinued operations, for the years ended June 30, 2004, 2003, and 2002 were $15.6 million, $15.3 million, and $15.6 million, respectively. Conferencing services pretax income, reported in discontinued operations, for the years ended June 30, 2004, 2003, and 2002, were $2.8 million, $3.4 million, and $4.0 million, respectively.

On July 1, 2004, we sold our conferencing services business segment to Premiere. Consideration for the sale consisted of $21.3 million in cash. Of the purchase price $1.0 million was placed into an 18-month Indemnity Escrow account and an additional $300,000 was placed into a working capital escrow account. We received the $300,000 working capital escrow funds approximately 90 days after the execution date of the contract. Additionally, $1.4 million of the proceeds was utilized to pay off equipment leases pertaining to assets being conveyed to Premiere. The Company expects to realize a pre-tax gain on the sale of approximately $17.5 million during fiscal 2005. As of November 30, 2005, the $1.0 million remained in the Indemnity Escrow account.

OM Video - Canadian Audiovisual Integration Services. During the fourth quarter of the fiscal year ended June 30, 2003, we deemphasized the audiovisual integration market serving the Ottawa, Canada region and impaired the OM Video acquired business services assets. We did not prepare any formal disposition plan. During fiscal 2005, we decided to sell all the issued and outstanding stock of our Canadian subsidiary because many of our existing systems integrators and value-added resellers perceived our entry into the business services arena as a threat since we began competing against these same customers for sales, as well as our desire to return to our core competency in the audio conferencing products segment. OM Video audiovisual integration services revenues for the years ended June 30, 2004 and 2003 were $5.9 million and $6.1 million, respectively. OM Video audiovisual integration services pretax income (loss), reported in continuing operations, for the years ended June 30, 2004 and 2003, were $372,000 and ($8.1 million), respectively.

On March 4, 2005, we sold all of the issued and outstanding stock of our Canadian subsidiary, ClearOne Canada to 6351352 Canada Inc., a Canada corporation. ClearOne Canada owned all the issued and outstanding stock of Stechyson Electronics, Ltd., which conducts business under the name OM Video. We agreed to sell the stock of ClearOne Canada for $200,000 in cash; a $1.3 million note payable over a 15-month period, with interest accruing on the unpaid balance at the rate of 5.3 percent per year; and contingent consideration ranging from 3.0 percent to 4.0 percent of related gross revenues over a five-year period. We expect that the operations of the Canada audiovisual integration services will be classified as discontinued operations in the fiscal year 2005 consolidated financial statements. As of June 30, 2004, the assets of the Canada audiovisual integration business were classified as held and used.  In June 2005, we were advised that the OM Purchaser had settled an action brought by the former employer of certain of OM Purchaser’s owners and employees alleging violation of non-competition agreements. The settlement reportedly involved a cash payment and an agreement not to sell certain products for a period of one year. To date, OM Purchaser has made all payments required under the note and we are continuing to evaluate what impact, if any, this settlement may have on the OM Purchaser’s ability to make the payment required under the note.

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

Risks Relating to Our Business

We face intense competition in all of the markets for our products and services; our operating results will be adversely affected if we cannot compete effectively against other companies.

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

Orders from our distributors and other distribution participants are based on demand from end-users. Prospective end-user demand is difficult to measure. This means that our revenues in any fiscal quarter could be adversely impacted by low end-user demand, which could in turn negatively affect orders we receive from distributors and dealers. Our expectations for both short- and long-term future net revenues are based on our own estimates of future demand.

Revenues for any particular time period are difficult to predict with any degree of certainty. We usually ship products within a short time after we receive an order; so consequently, unshipped backlog has not been a good indicator of future revenues. We believe that the current level of backlog will fluctuate dependent in part on our ability to forecast revenue mix and to plan our manufacturing accordingly. A significant portion of our customers’ orders are received in the last month of the quarter. We budget the amount of our expenses based on our revenue estimates. If our estimates of sales are not accurate and we experience unforeseen variability in our revenues and operating results, we may be unable to adjust our expense levels accordingly and our profit margins will be adversely affected.

Our profitability may be adversely affected by our continuing dependence on our distribution channels.

We market our products primarily through a network of distributors who in turn sell our products to systems integrators, dealers, and value-added resellers. All of our agreements with such distributors and other distribution participants are non-exclusive, terminable at will by either party and generally short-term. No assurances can be given that any or all such distributors or other distribution participants will continue their relationship with us. Distributors and to a lesser extent systems integrators, dealers, and value-added resellers cannot easily be replaced and the loss of revenues and our inability to reduce expenses to compensate for the loss of revenues could adversely affect our net revenues and profit margins.

Although we rely on our distribution channels to sell our products, our distributors and other distribution participants are not obligated to devote any specified amount of time, resources, or efforts to the marketing of our products or to sell a specified number of our products. There are no prohibitions on distributors or other resellers offering products that are competitive with our products and most do offer competitive products. The support of our products by distributors and other distribution participants may depend on the competitive strength of our products and the price incentives we offer for their support. If our distributors and other distribution participants are not committed to our products, our revenues and profit margins may be adversely affected.

We depend on an outsource manufacturing strategy.

In August 2005, we entered into a manufacturing agreement with Inovar, a domestic manufacturing services provider, to be the exclusive manufacturer of substantially all the products that were previously manufactured at our Salt Lake City, Utah manufacturing facility. Inovar is currently the primary manufacturer of substantially all of our products, except our MAX® product line and our furniture product line, and if Inovar experiences difficulties in obtaining sufficient supplies of components, component prices become unreasonable, an interruption in its operations, or otherwise suffers capacity constraints, we would experience a delay in shipping these products which would have a negative impact on our revenues. Currently, we have no second source of manufacturing for substantially all of our products.

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

Our industry is subject to rapid and frequent technological innovations that could render existing technologies in our products obsolete and thereby decrease market demand for such products. If any of our products become slow-moving or obsolete and the recorded value of our inventory is greater than its market value, we will be required to write-down the value of our inventory to its fair market value, which would adversely affect our results of operations. In limited circumstances, we are required to purchase components that our outsourced manufacturers use to produce and assemble our products. Should technological innovations render these components obsolete, we will be required to write-down the value of this inventory, which could adversely affect our results of operations.

Product development delays or defects could harm our competitive position and reduce our revenues.

We have, in the past, and may again experience, technical difficulties and delays with the development and introduction of new products. Many of the products we develop contain sophisticated and complicated components and utilize manufacturing techniques involving new technologies. Potential difficulties in the development process that could be experienced by us include difficulty in:

•	meeting required specifications and regulatory standards;

•	meeting market expectations for performance;

•	hiring and keeping a sufficient number of skilled developers;

•	having the ability to identify problems or product defects in the development cycle; and

•	achieving necessary manufacturing efficiencies.

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

We currently rely primarily on a combination of trade secrets, copyrights, trademarks, patents, and nondisclosure agreements to establish and protect our proprietary rights in our products. No assurances can be given that others will not independently develop similar technologies, or duplicate or design around aspects of our technology. In addition, we cannot assure you that any patent or registered trademark owned by us will not be invalidated, circumvented or challenged or that the rights granted thereunder will provide competitive advantages to us. Litigation may be necessary to enforce our intellectual property rights. We believe our products and other proprietary rights do not infringe upon any proprietary rights of third parties; however, we cannot assure you that third parties will not assert infringement claims in the future. Our industry is characterized by vigorous protection of intellectual property rights. Such claims and litigation are expensive and could divert management’s attention, regardless of their merit. In the event of a claim, we might be required to license third-party technology or redesign our products, which may not be possible or economically feasible.

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

International sales represent a significant portion of our total sales from continuing operations. For example, international sales represented 36.1 percent of our total sales from continuing operations for fiscal 2004, 43.2 percent for fiscal 2003, and 16.1 percent for fiscal 2002. We anticipate that the portion of our total revenue from international sales will continue to increase as we further enhance our focus on developing new products, establishing new distribution partners, strengthening our presence in key growth areas, and improving product localization with country-specific product documentation and marketing materials. Our international business is subject to the financial and operating risks of conducting business internationally, including:

•	unexpected changes in, or the imposition of, additional legislative or regulatory requirements;

•	fluctuating exchange rates;

•	tariffs and other barriers;

•	difficulties in staffing and managing foreign sales operations;

•	import and export restrictions;

•	greater difficulties in accounts receivable collection and longer payment cycles;

•	potentially adverse tax consequences; and

•	potential hostilities and changes in diplomatic and trade relationships.

Our sales in the international market are denominated in U.S. Dollars, with the exception of sales through our wholly owned subsidiary, OM Video, whose sales were denominated in Canadian Dollars until March 4, 2005, when the subsidiary was sold to a third party. Consolidation of OM Video’s financial statements with ours, under U.S. GAAP, required remeasurement of the amounts stated in OM Video’s financial statements to U.S. Dollars, which was subject to exchange rate fluctuations. We did not undertake hedging activities that might protect us against such risks.

We may not be able to hire and retain highly skilled employees, which could affect our ability to compete effectively and may cause our revenue and profitability to decline.

We depend on highly skilled technical personnel to research and develop, market, and service new and existing products. To succeed, we must hire and retain employees who are highly skilled in the rapidly changing communications and Internet technologies. Individuals who have the skills and can perform the services we need to provide our products and services are in great demand. Because the competition for qualified employees in our industry is intense, hiring and retaining employees with the skills we need is both time-consuming and expensive. We might not be able to hire enough skilled employees or retain the employees we do hire. Our inability to hire and retain employees with the skills we seek could hinder our ability to sell our existing products, systems, or services or to develop new products, systems, or services with a consequent adverse effect on our business.

Our reliance on third-party technology or license agreements.

We have licensing agreements with various suppliers for software and hardware incorporated into our products. These third-party licenses may not continue to be available to us on commercially reasonable terms, if at all. The termination or impairment of these licenses could result in delays of current product shipments or delays or reductions in new product introductions until equivalent designs could be developed, licensed, and integrated, if at all possible, which would have a material adverse effect on our business.

Our sales depend to a certain extent on government funding and regulation.

In the audio conferencing products market, the revenues generated from sales of our audio conferencing products for distance learning and courtroom facilities are dependent on government funding. In the event government funding for such initiatives was reduced or became unavailable, our sales could be negatively impacted. Additionally, many of our products are subject to governmental regulations. New regulations could significantly impact sales in an adverse manner.

Environmental laws and regulations subject us to a number of risks and could result in significant liabilities and costs.

The European Parliament has published a directive on the Restriction on Use of Hazardous Substances Directive (the “RoHS Directive”), which restricts the use of certain hazardous substances in electrical and electronic equipment beginning July 1, 2006. We may need to redesign products containing hazardous substances regulated under the RoHS Directive to reduce or eliminate those regulated hazardous substances in our products. The European Parliament has also published a directive on Electronic and Electrical Waste Management (the “WEEE Directive”), which makes producers of certain electrical and electronic equipment financially responsible for collection, reuse, recycling, treatment, and disposal of equipment placed on the European Union market after August 13, 2005. We are in the process of evaluating the impact of these directives on our business and have not yet estimated the potential costs of compliance.

We may have difficulty in collecting outstanding receivables.

We grant credit without requiring collateral to substantially all of our customers. In times of economic uncertainty, the risks relating to the granting of such credit would typically increase. Although we monitor and mitigate the risks associated with our credit policies, we cannot assure you that such mitigation will be effective. We have experienced losses due to customers failing to meet their obligations. Future losses could be significant and, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition.

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

The market price of our common stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price of our common stock may be significantly affected by a variety of factors, including:

•	statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to the market in which we do business or relating to us specifically;

•	disparity between our reported results and the projections of analysts;

•	the shift in sales mix of products that we currently sell to a sales mix of lower-margin product offerings;

•	the level and mix of inventory levels held by our distributors;

•	the announcement of new products or product enhancements by us or our competitors;

•	technological innovations by us or our competitors;

•	quarterly variations in our results of operations;

•	general market conditions or market conditions specific to technology industries;

•	domestic and international economic conditions;

•
The adoption of the new accounting standard, SFAS123R, “Share-Based Payments” which will require us to record compensation expense for options issued under our “1998” Stock Option Plan beginning with options issued after July 1, 2005;

•	our ability to report financial information in a timely manner; and

•	the markets in which our stock is traded.

Many of our officers and key personnel have recently joined the company or have only worked together for a short period of time.

We have recently made several significant changes to our senior management team. In July 2004, we named a new President and Chief Executive Officer, who had been serving as our Vice-President of Product Development since December 2003. In addition, we hired a new Chief Financial Officer in July 2004, a Vice-President of Worldwide Sales and Marketing in November 2004, and a Vice-President of Operations in January 2005. In January 2005, we named a new Vice-President of Product Line Management, who had been serving as our Director of Research and Development. In September 2005, our Chief Financial Officer resigned his position and our Corporate Controller was named our Interim Chief Financial Officer. As a result of these recent changes in senior management, many of our officers and other key personnel have only worked together for a short period of time. The failure to successfully integrate senior management could have an adverse impact on our business operations, including reduced sales, confusion with our channel partners, and delays in new product introductions.

Our directors and officers own 18.7 percent of the Company and may exert control over us.

Our officers and directors together have beneficial ownership of approximately 18.7 percent of our common stock (including options that are currently exercisable or exercisable within 60 days of November 30, 2005). With this significant holding in the aggregate, the officers and directors, acting together, could exert a significant degree of control over us and may be able to delay or prevent a change in control.

ITEM 2.	PROPERTIES

Our principal administrative, sales, marketing, customer support, and research and development facility is located in our headquarters in Salt Lake City, Utah. Most of our warehousing operations are also located in our Salt Lake City headquarters. We currently occupy a 51,760 square-foot facility under the terms of an operating lease expiring in October 2006. Of the 51,760 square feet, we sublet 12,000 square feet to Inovar, as discussed below. We believe the facility will be reasonably adequate to meet our needs through October 2006; however, we are currently evaluating our needs for fiscal 2007 and beyond. Prior to the sale of our conferencing service business, this segment conducted its business from our Salt Lake City headquarters.

From July 1, 2004 through February 28, 2005, we sublet 5,416 square feet of space in our headquarters building to Premiere Conferencing, the purchaser of our conferencing services business. On August 1, 2005, we entered into a one-year sublease with Inovar with respect to the 12,000 square foot manufacturing facility in our headquarters building in connection with the outsourcing of our manufacturing operations. Inovar pays rent in the amount of $11,040 per month and either party may terminate the lease for any reason upon 90 days written notice or 60 days written notice to the other party of material breach of the agreement. Such space had been provided to Inovar on a rent-free basis from June 20 to July 31, 2005, pending execution of definitive agreements.

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

Our U.S. audiovisual integration services operations were conducted from a facility totaling 25,523 square feet located in Golden Valley, Minnesota. We leased these facilities under a lease agreement that expired in December 2004. We negotiated an early buyout of the lease effective June 2004.

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

Our wholly owned subsidiary, ClearOne Communications of Canada, Inc. doing business as OM Video, leased a facility in Ottawa, Canada consisting of 16,190 square feet, in which our Canadian audiovisual integration services operations were conducted. We leased this facility under a lease agreement that expired in July 2005. As discussed herein, we sold this subsidiary in March 2005.

ITEM 3.	LEGAL PROCEEDINGS

In addition to the legal proceedings described below, we are also involved from time to time in various claims and other legal proceedings which arise in the normal course of our business. Such matters are subject to many uncertainties and outcomes that are not predictable. However, based on the information available to us today and after discussions with legal counsel, we do not believe any such other proceedings will have a material, adverse effect on our financial condition or results of operations, except as described below.

The SEC Action. On January 15, 2003, the SEC filed a civil complaint against ClearOne; Frances Flood, then ClearOne’s Chairman, Chief Executive Officer, and President; and Susie Strohm, then ClearOne’s Chief Financial Officer, in the U.S. District Court for the District of Utah, Central Division. The complaint alleged that from the quarter ended March 31, 2001, the defendants engaged in a program of inflating ClearOne’s revenues, net income, and accounts receivable by engaging in improper revenue recognition in violation of GAAP and Section 17(a) of the Securities Act of 1933 and Sections 10(b), 13(a), and 13(b) of the Securities Exchange Act of 1934 and various regulations promulgated thereunder. Following the filing of the complaint, we placed Ms. Flood and Ms. Strohm on administrative leave and they subsequently resigned from their positions with the Company. On December 4, 2003, we settled the SEC action by entering into a consent decree in which, without admitting or denying the allegations of the complaint, we consented to the entry of a permanent injunction prohibiting future securities law violations. No fine or penalty was assessed against the Company as part of the settlement.

On February 20, 2004, Ms. Flood and Ms. Strohm settled the SEC action by entering into consent decrees wherein, without admitting or denying the allegations of the complaint, they each consented to the entry of a permanent injunction prohibiting future violations of the antifraud, reporting, and issuer books and records requirements of the federal securities laws. The order against Ms. Flood also provided for disgorgement in the amount of $71,000 along with prejudgment interest of $2,882, a civil penalty in the amount of $71,000, and prohibited Flood from acting as an officer or director of any issuer that has a class of securities registered pursuant to Section 12 of the Exchange Act or that is required to file reports pursuant to Section 15(d) of the Exchange Act. The order against Ms. Strohm also provided for disgorgement in the amount of $25,000 together with prejudgment interest in the amount of $1,015 and a civil penalty in the amount of $25,000. The final settlement of the SEC action as to Ms. Flood and Ms. Strohm satisfied the condition precedent contained in the employment separation agreements entered into by the Company with each of such persons on December 5, 2003 (See Item 11. Executive Compensation: Employment Contracts and Termination of Employment and Change-in-Control Arrangements).

U.S. Attorney’s Investigation. As previously announced on January 28, 2003, the Company has been advised that the U.S. Attorney’s Office for the District of Utah has begun an investigation stemming from the complaint in the SEC action described above. No pleadings have been filed to date and the Company is cooperating fully with the U.S. Attorney’s Office.

The Whistleblower Action. On February 11, 2003, our former vice president of sales filed a whistleblower claim with the Occupational Safety and Health Administration (“OSHA”) under the employee protection provisions of the Sarbanes-Oxley Act alleging that the Company had wrongfully terminated his employment for reporting the Company’s alleged improper revenue recognition practices to the SEC in December 2002, which precipitated the SEC action against the Company. In February 2004, OSHA issued a preliminary order in favor of the former officer, ordering that he be reinstated with back pay, lost benefits, and attorney’s fees. The former officer had also filed a separate lawsuit against the Company in the United States District Court for the District of Utah, Central Division, alleging various employment discrimination claims. In May 2004, the Administrative Law Judge approved a settlement agreement with the former officer pursuant to which he released the Company from all claims asserted by him in the OSHA proceeding and the federal court action in exchange for a cash payment by the Company. The settlement did not have a material impact on the Company's results of operations or financial condition.

The Shareholders’ Class Action. On June 30, 2003, a Consolidated Complaint was filed in the U.S. District Court for the District of Utah, Central Division, against the Company, eight present or former officers and directors of the Company, and Ernst & Young LLP (“Ernst & Young”), the Company’s former independent public accountants, by a class consisting of purchasers of the Company’s common stock during the period from April 17, 2001 through January 15, 2003. The action followed the consolidation of several previously filed class action complaints and the appointment of lead counsel for the class. The allegations in the complaint were essentially the same as those contained in the SEC complaint described above. On December 4, 2003, the Company, on behalf of itself and all other defendants with the exception of Ernst & Young, entered into a settlement agreement with the class pursuant to which we agreed to pay the class $5.0 million and issue the class 1.2 million shares of our common stock. The cash payment was made in two equal installments, the first on November 10, 2003 and the second on January 14, 2005. On May 23, 2005, the court order was amended to provide that odd-lot numbers of shares (99 or fewer shares) would not be issued from the settlement fund and claimants who would otherwise be entitled to receive 99 or fewer shares would be paid cash in lieu of such odd-lot number of shares. On September 29, 2005, we completed our obligations under the settlement agreement by issuing a total of 1,148,494 shares of our common stock to the plaintiff class, including 228,000 shares previously issued in November 2004, and we paid an aggregate of $126,705 in cash in lieu of shares to those members of the class who would otherwise have been entitled to receive an odd-lot number of shares or who resided in states in which there was no exemption available for the issuance of shares. The cash payments were calculated on the basis of $2.46 per share which was equal to the higher of (i) the closing price for our common stock as reported by the Pink Sheets on the business day prior to the date the shares were mailed or (ii) the average closing price over the five trading days prior to such mailing date.

The Shareholder Derivative Actions. Between March and August 2003, four shareholder derivative actions were filed in the Third Judicial District Court of Salt Lake County, State of Utah, by certain shareholders of the Company against various present and past officers and directors of the Company and against Ernst & Young. The complaints asserted allegations similar to those asserted in the SEC complaint and shareholders’ class action described above and also alleged that the defendant directors and officers violated their fiduciary duties to the Company by causing or allowing the Company to recognize revenue in violation of GAAP and to issue materially misstated financial statements and that Ernst & Young breached its professional responsibilities to the Company and acted in violation of GAAP and generally accepted accounting standards by failing to identify or prevent the alleged revenue recognition violations and by issuing unqualified audit opinions with respect to the Company’s fiscal 2002 and 2001 financial statements. One of these actions was dismissed without prejudice on June 13, 2003. As to the other three actions, our board of directors appointed a special litigation committee of independent directors to evaluate the claims. That committee determined that the maintenance of the derivative proceedings against the individual defendants was not in the best interest of the Company. Accordingly, on December 12, 2003, we moved to dismiss those claims. In March 2004, our motions were granted, and the derivative claims were dismissed with prejudice as to all defendants except Ernst & Young. The Company was substituted as the plaintiff in the action and is now pursuing in its own name the claims against Ernst & Young.

The Insurance Coverage Action. On February 9, 2004, ClearOne and Edward Dallin Bagley (“Bagley”), a director and significant shareholder of ClearOne, jointly filed an action in the United States District Court for the District of Utah, Central Division, against National Union Fire Insurance Company of Pittsburgh, Pennsylvania (“National Union”) and Lumbermens Mutual Insurance Company of Berkeley Heights, New Jersey (“Lumbermens Mutual”), the carriers of certain prior period directors and officers’ liability insurance policies, to recover the costs of defending and resolving claims against certain of our present and former directors and officers in connection with the SEC complaint, the shareholders’ class action, and the shareholder derivative actions described above, and seeking other damages resulting from the refusal of such carriers to timely pay the amounts owing under such liability insurance policies. This action has been consolidated into a declaratory relief action filed by one of the insurance carriers on February 6, 2004 against ClearOne and certain of its current and former directors. In this action, the insurers assert that they are entitled to rescind insurance coverage under our directors and officers’ liability insurance policies, $3.0 million of which was provided by National Union and $2.0 million which was provided by Lumbermens Mutual, based on alleged misstatements in our insurance applications. In February 2005, we entered into a confidential settlement agreement with Lumbermens Mutual pursuant to which ClearOne and Bagley received a lump-sum cash amount and the plaintiffs agreed to dismiss their claims against Lumbermens Mutual with prejudice. The cash settlement is held in a segregated account until the claims involving National Union have been resolved, at which time the amounts received in the action will be allocated between the Company and Bagley. The amount distributed to the Company and Bagley will be determined based on future negotiations between the Company and Bagley. The Company cannot currently estimate the amount of the settlement which it will ultimately receive. Upon determining the amount of the settlement which the Company will ultimately receive, the Company will record this as a contingent gain. On October 21, 2005, the court granted summary judgment in favor of National Union on its rescission defense and accordingly entered a judgment dismissing all of the claims asserted by ClearOne and Mr. Bagley. The Company and Mr. Bagley have filed a notice of appeal concerning this adverse judgment and intend to vigorously pursue the appeal and any follow-up proceedings regarding their claims against National Union, although no assurances can be given that they will be successful. The Company and Mr. Bagley have entered into a Joint Prosecution and Defense Agreement in connection with the action and the Company is paying all litigation expenses except litigation expenses which are solely related to Mr. Bagley’s claims in the litigation. (See “Item 13. Certain Relationships and Related Transactions” for additional discussion.)

Wells Submission. We have been advised by the staff of the Salt Lake District Office of the SEC that the staff intends to recommend to the Commission that administrative proceedings be instituted to revoke the registration of our common stock based on our failure to timely file annual and quarterly reports with the Commission. We have provided the staff with a so-called “Wells Submission” setting forth our position with respect to the staff’s intended recommendation, which submission would be considered by the Commission in determining whether or not to authorize an administrative proceeding. There can be no assurance that the Company will be successful in convincing the Commission not to initiate an administrative proceeding or that the Company would prevail if an administrative proceeding were initiated.

The Pacific Technology & Telecommunications Collection Action. On August 12, 2003, we initiated a commercial arbitration proceeding against Pacific Technology & Telecommunications (“PT&T”), a former distributor, seeking to collect approximately $1.8 million that PT&T owed ClearOne for inventory it purchased and received but did not pay for. PT&T denied our claim and asserted counterclaims. Subsequently, on April 20, 2004, PT&T filed for protection under Chapter 7 of the United States Bankruptcy Code, which had the effect of staying the proceeding. Following PT&T’s bankruptcy filing, the Company successfully negotiated a settlement with the bankruptcy trustee. Under the settlement, which has been approved by the bankruptcy court, the Company paid $25,000 and obtained the right to recover all unsold ClearOne inventory held by PT&T and the right to pursue on the basis of an assignment any claims that PT&T may have against any of its own officers or directors, subject, however, to a maximum recovery of $800,000. The Company is currently in the process of investigating whether any such claims exist and, if so, whether it would be in the Company’s best interest to pursue them given the anticipated legal expenses and the uncertainties of being able to collect any resulting favorable judgment. The settlement also resulted in the release and dismissal with prejudice of all of PT&T’s claims against the Company. To date, the Company has not recovered any inventory held by PT&T.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders during fiscal 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock traded under the symbol CLRO on the NASDAQ National Market System (“NASDAQ”) until April 21, 2003. Our shares were delisted from NASDAQ effective as of the opening of trading on April 21, 2003, due to our failure to timely file SEC reports and public interest concerns relating to the SEC complaint filed on January 15, 2003. Since April 21, 2003, our common stock has been traded on the National Quotation Bureau’s Pink Sheets under the symbol “CLRO.” The following table sets forth the high and low bid quotations for the common stock for the last two fiscal years as provided by Pink Sheets LLC.

2004		High	Low
First Quarter	Pink Sheets	$2.15	$1.70
Second Quarter	Pink Sheets	4.35	1.78
Third Quarter	Pink Sheets	7.96	3.70
Fourth Quarter	Pink Sheets	6.50	4.40

2003		High	Low
First Quarter	NASDAQ	$13.76	$3.41
Second Quarter	NASDAQ	5.23	2.94
Third Quarter	NASDAQ/Pink Sheets	4.53	1.52
Fourth Quarter	Pink Sheets	2.75	0.61

On November 30, 2005, the high and low sales prices for our common stock on the Pink Sheets were both $2.20.

Shareholders

As of November 30, 2005, there were 12,184,727 shares of our common stock issued and outstanding and held by approximately 665 shareholders of record. This number counts each broker dealer and clearing corporation, who hold shares for their customers, as a single shareholder.

Dividends

We have not paid a cash dividend on our common stock and do not anticipate doing so in the foreseeable future. We intend to retain earnings to fund future working capital requirements, growth, and product development.

Securities Authorized for Issuance under Equity Compensation Plans

We currently have two equity compensation plans in effect, our 1990 Incentive Plan (the “1990 Plan”) and our 1998 Stock Option Plan (the “1998 Plan”), both of which provide for the grant of stock options to employees, directors and consultants. As of June 30, 2004, there were 30,750 options outstanding under the 1990 Plan with no additional options available for grant under such plan, and 1,402,437 options outstanding under the 1998 Plan with 796,439 options available for grant in the future. The Company has determined not to permit the exercise of stock options granted under the 1990 Plan or the 1998 Plan until such time as we are current in the filing of periodic reports with the SEC. The Company also provided for an extension of the exercise period of certain options to prevent them from expiring without the holder having had the opportunity to exercise them.

The following table sets forth information as of June 30, 2004 with respect to compensation plans under which equity securities of ClearOne are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,433,187	$6.37	795,439
Equity compensation plans not approved by security holders	-	-	-
Total	1,433,187	$6.37	795,439

Recent Sales of Unregistered Securities: Use of Proceeds from Registered Securities. No sales of equity securities occurred during fiscal 2004 that were not registered under the Securities Act of 1933.

On December 11, 2001, we completed a private placement of 1,500,000 shares of our common stock, from which we received net proceeds of approximately $23.8 million, after deducting costs and expenses associated with the private placement. In connection with the offering, we issued warrants to the placement agent entitling it to purchase up to 150,000 shares of our common stock at the exercise price of $17.00 per share through November 27, 2006.

Issuer Purchases of Equity Securities. During the fiscal year ended June 30, 2004, ClearOne did not purchase any of its equity securities except as discussed below under Cancellation of Shares of Executive Officers.

Cancellation of Shares of Executive Officers. As discussed herein in “Item 11: Executive Compensation: Employment Contracts and Termination of Employment and Change-in-Control Arrangements,” on December 5, 2003, the Company entered into employment separation agreements with each of Frances Flood, the Company’s former Chairman, Chief Executive Officer, and President, and Susie Strohm, the Company’s former Chief Financial Officer, which generally provided that such persons would resign from their positions and employment with the Company, and the Company would make one-time, lump-sum payments to such persons in consideration of their surrender and delivery to the Company of shares of the Company’s common stock and Company stock options and their release of claims against the Company. Ms. Flood surrendered and returned 35,000 shares of the Company’s common stock and 706,434 stock options (461,433 of which were vested) and Ms. Strohm surrendered and returned 15,500 shares of the Company’s common stock and 268,464 stock options (171,963 of which were vested) to the Company. These shares were retired in May 2004 and were valued by the Company at $63,000 in the fiscal 2004 consolidated statement of shareholders’ equity.

Employee Stock Purchase Program. We have an Employee Stock Purchase Program (“ESPP”). A total of 500,000 shares of common stock were reserved for issuance under the ESPP. During the fiscal year ended June 30, 2004, no shares of common stock were issued under the ESPP and compensation expense was $0. The program was suspended during fiscal 2003 due to the Company’s failure to remain current in its filing of periodic reports with the SEC.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data has been derived from our fiscal years ended June 30, 2004, 2003, 2002, and 2001 audited consolidated financial statements. The selected financial data for the fiscal year ended June 30, 2000 in the table below is presented on an unaudited basis to reflect prior period adjustments resulting from the re-audit of subsequent fiscal years. The results presented below for the fiscal year ended June 30, 2000 have not been re-audited and are unaudited. For the fiscal years ended June 30, 2004, 2003, 2002, 2001, and 2000, the data in the table below has been adjusted to reflect discontinued operations of a portion of our business services segment and our conferencing services segment as held for sale. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except share data)

	Years Ended June 30,
	2004	2003	2002	2001	2000
					(unaudited)
Operating results:
Revenue	$33,894	$34,677	$26,253	$22,448	$22,027
Costs and expenses:
Cost of goods sold	20,431	22,170	13,884	9,204	8,237
Marketing and selling	8,269	6,880	7,010	5,273	4,467
General and administrative	12,907	15,398	4,376	2,612	2,258
Research and product development	3,908	2,995	3,810	2,747	1,271
Impairment losses	-	13,528	7,115	-	-
Purchased in-process research and development	-	-	-	728	-
Operating (loss) income	(11,621)	(26,294)	(9,942)	1,884	5,794
Other (expense) income, net	(261)	49	288	188	153
(Loss) Income from continuing operations before income taxes	(11,882)	(26,245)	(9,654)	2,072	5,947
Benefit (provision) for income taxes	580	1,321	173	(403)	(2,130)
(Loss) income from continuing operations	(11,302)	(24,924)	(9,481)	1,669	3,817
Income (loss) from discontinued operations	1,415	(11,048)	2,820	1,949	592
Net (loss) income	$(9,887)	$(35,972)	$(6,661)	$3,618	$4,409

Earnings (loss) per common share:
Basic earnings (loss) from continuing operations	$(1.02)	$(2.22)	$(0.99)	$0.19	$0.46
Diluted earnings (loss) from continuing operations	$(1.02)	$(2.22)	$(0.99)	$0.18	$0.44
Basic earnings from discontinued operations	$0.13	$(0.99)	$0.30	$0.23	$0.07
Diluted earnings from discontinued operations	$0.13	$(0.99)	$0.30	$0.21	$0.07
Basic earnings (loss)	$(0.89)	$(3.21)	$(0.69)	$0.42	$0.53
Diluted earnings (loss)	$(0.89)	$(3.21)	$(0.69)	$0.39	$0.50
Weighted average shares outstanding:
Basic	11,057,896	11,183,339	9,588,118	8,593,725	8,269,941
Diluted	11,057,896	11,183,339	9,588,118	9,194,009	8,740,209

	As of June 30,
	2004	2003	2002	2001	2000
					(unaudited)
Financial data:
Current assets	$27,152	$29,365	$52,304	$20,264	$14,101
Property, plant and equipment, net	4,077	4,320	4,678	3,021	3,050
Total assets	32,156	35,276	63,876	25,311	18,220
Long-term debt, net of current maturities	240	931	-	-	-
Capital leases, net of current maturities	2	9	41	48	230
Total shareholders' equity	9,006	18,743	53,892	20,728	15,073

Quarterly Financial Data (Unaudited)

The following table is a summary of the unaudited quarterly financial information for the years ended June 30, 2004 and 2003.

	Fiscal 2004 Quarters Ended
	(in thousands)
	As of Sept. 30	As of Dec. 31	As of Mar. 31	As of June 30	Total
Net revenue	$8,944	$7,619	$9,429	$7,902	$33,894
Cost of goods sold	(5,926)	(3,914)	(6,403)	(4,188)	(20,431)
Operating expenses	(4,895)	(6,963)	(8,616)	(4,610)	(25,084)
Other income (expense)	1	(65)	(2)	(195)	(261)
Loss from continuing operations before income taxes	(1,876)	(3,323)	(5,592)	(1,091)	(11,882)
Benefit for income taxes	92	162	273	53	580
Loss from continuing operations	(1,784)	(3,161)	(5,319)	(1,038)	(11,302)
Income (loss) from discontinued operations	621	4	474	316	1,415
Net loss	$(1,163)	$(3,157)	$(4,845)	$(722)	$(9,887)

Basic (loss) earnings per common share:
Continuing operations	$(0.16)	$(0.29)	$(0.48)	$(0.09)	$(1.02)
Discontinued operations	0.06	-	0.04	0.03	0.13
Basic (loss) earnings per common share	$(0.10)	$(0.29)	$(0.44)	$(0.06)	$(0.89)
Diluted (loss) earnings per common share:
Continuing operations	$(0.16)	$(0.29)	$(0.48)	$(0.09)	$(1.02)
Discontinued operations	0.06	-	0.04	0.03	0.13
Diluted (loss) earnings per common share	$(0.10)	$(0.29)	$(0.44)	$(0.06)	$(0.89)

	Fiscal 2003 Quarters Ended
	(in thousands)
	As of Sept. 30	As of Dec. 31	As of Mar. 31	As of June 30	Total
Net revenue	$8,451	$8,291	$9,753	$8,182	$34,677
Cost of goods sold	(9,008)	(2,740)	(7,155)	(3,267)	(22,170)
Operating expenses	(4,507)	(11,154)	(4,944)	(4,668)	(25,273)
Impairment charges	-	-	-	(13,528)	(13,528)
Other income (expense)	26	(3)	24	2	49
Loss from continuing operations before income taxes	(5,038)	(5,606)	(2,322)	(13,279)	(26,245)
Benefit for income taxes	447	456	241	177	1,321
Loss from continuing operations	(4,591)	(5,150)	(2,081)	(13,102)	(24,924)
Income (loss) from discontinued operations	280	225	199	(11,752)	(11,048)
Net loss	$(4,311)	$(4,925)	$(1,882)	$(24,854)	$(35,972)

Basic (loss) per common share:
Continuing operations	$(0.41)	$(0.45)	$(0.19)	$(1.17)	$(2.22)
Discontinued operations	0.03	0.02	0.02	(1.06)	(0.99)
Basic (loss) per common share	$(0.38)	$(0.43)	$(0.17)	$(2.23)	$(3.21)
Diluted (loss) per common share:
Continuing operations	$(0.41)	$(0.45)	$(0.19)	$(1.17)	$(2.22)
Discontinued operations	0.03	0.02	0.02	(1.06)	(0.99)
Diluted (loss) per common share	$(0.38)	$(0.43)	$(0.17)	$(2.23)	$(3.21)

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions, as set forth under “Disclosure Regarding Forward-Looking Statements.” Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the following discussion and under the caption “Risk Factors” in Item 1. Description of Business and elsewhere in this Annual Report on Form 10-K. Unless otherwise indicated, all references to a year reflect our fiscal year that ends on June 30.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our results of operations and financial position are based upon our consolidated financial statements, which have been prepared in conformity with U.S. GAAP. We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. We believe that the estimates we use are reasonable; however, actual results could differ from those estimates. Our significant accounting policies are described in Note 2 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We believe the following critical accounting policies affect our more significant assumptions and estimates that we used to prepare our consolidated financial statements.

Revenue and Associated Allowances for Revenue Adjustments and Doubtful Accounts

Included in continuing operations are two sources of revenue: (i) product revenue, primarily from product sales to distributors, dealers, and end-users; and (ii) business services revenue, which includes technical services such as designing, constructing, and servicing of conference systems and maintenance contracts.

Product revenue is recognized when (i) the products are shipped, (ii) persuasive evidence of an arrangement exists, (iii) the price is fixed and determinable, and (iv) collection is reasonably assured. Beginning in 2001, we modified our sales channels to include distributors. These distributors were generally thinly capitalized with little or no financial resources and did not have the wherewithal to pay for these products when delivered by us. Furthermore, in a substantial number of cases, significant amounts of inventories were returned or never paid for and the payment for product sold (to both distributors and non-distributors) was regularly subject to a final negotiation with our customers. As a result of such negotiations, we routinely agreed to significant concessions from the originally invoiced amounts to facilitate collection. These practices continued to exist through the fiscal year ended June 30, 2003.

Accordingly, amounts charged to both distributors and non-distributors were not considered fixed and determinable or reasonably collectible until cash was collected and thus, there was a delay in our recognition of revenue and related cost of goods sold from the time of product shipment until invoices were paid. As a result, the June 30, 2003 balance sheet reflects no accounts receivable or deferred revenue related to product sales. During the fiscal year ended June 30, 2004, we recognized $5.2 million in revenues and $1.7 million in cost of goods sold that were deferred in prior periods since cash had not been collected as of the end of the fiscal year ended June 30, 2003.

During the fiscal year ended June 30, 2004, we had in place improved credit policies and procedures, an approval process for sales returns and credit memos, processes for managing and monitoring channel inventory levels, better trained staff, and discontinued the practice of frequently granting significant concessions from the originally invoiced amount. As a result of these improved policies and procedures, we extend credit to customers who we believe have the wherewithal to pay.

We provide a right of return on product sales to distributors. Currently, we do not have sufficient historical return experience with our distributors that is predictive of future events given historical excess levels of inventory in the distribution channel. Accordingly, revenue from product sales to distributors is not recognized until the return privilege has expired, which approximates when product is sold-through to customers of the Company’s distributors (dealers, system integrators, value-added resellers, and end-users). Although, certain distributors provide certain channel inventory amounts, we make judgments and estimates with regard to the amount of inventory in the entire channel, for all customers and for all channel inventory items, and the appropriate revenue and cost of goods sold associated with those channel products. Although these assumptions and judgments regarding total channel inventory revenue and cost of goods sold could differ from actual amounts, we believe that our calculations are indicative of actual levels of inventory in the distribution channel. As of June 30, 2004, we deferred $6.2 million in revenue and $2.4 million in cost of goods sold related to invoices sold where return rights had not lapsed.

We offer rebates and market development funds to certain of our distributors based upon volume of product purchased by such distributors. We record rebates as a reduction of revenue in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-22, “Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future.” Beginning January 1, 2002, we adopted EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” We continue to record rebates as a reduction of revenue.

We provide advance replacement units to end-users on defective units of certain products within 90 days of purchase date from the dealer. We record a receivable from the end-user until the defective unit has been returned. We maintain an allowance for these estimated returns which has been reflected as a reduction to accounts receivable. The allowance for estimated advance replacement returns was $91,000 as of June 30, 2004 and $5,000 as of June 30, 2003.

We offer credit terms on the sale of our products to a majority of our customers and perform ongoing credit evaluations of our customers’ financial condition. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments based upon our historical collection experience and expected collectibility of all accounts receivable. Our actual bad debts in future periods may differ from our current estimates and the differences may be material, which may have an adverse impact on our future accounts receivable and cash position.

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

On July 1, 2002, we completed our transitional goodwill and purchased intangibles impairment tests outlined under SFAS 142, which required the assessment of goodwill and purchased intangibles for impairment, and in the fourth quarter of fiscal 2003, we completed our annual impairment tests. As of June 30, 2003, we determined that our goodwill assets and purchased intangible assets were impaired and we recorded an impairment charge of $25.5 million related to these assets. We plan to conduct our annual impairment tests in the fourth quarter of every fiscal year, unless impairment indicators exist sooner. Screening for and assessing whether impairment indicators exist or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition, and general economic conditions, requires significant judgment. Additionally, changes in the high-technology industry occur frequently and quickly. Therefore, there can be no assurance that a charge to operations will not occur as a result of future purchased intangible impairment tests.

Accounting for Income Taxes

We are subject to income taxes in both the United States and in certain non-U.S. jurisdictions. We estimate our current tax position together with our future tax consequences attributable to temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation, and other reserves for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, prior year carryback, or future reversals of existing taxable temporary differences. To the extent we believe that recovery is not more likely than not, we establish a valuation allowance against these deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. To the extent we establish a valuation allowance in a period, we must include and expense the allowance within the tax provision in the consolidated statement of operations.

Lower-of-Cost or Market Adjustments and Reserves for Excess and Obsolete Inventory

We account for our inventory on a first-in, first-out (“FIFO”) basis, and make appropriate adjustments on a quarterly basis to write-down the value of inventory to the lower-of-cost or market.

In order to determine what, if any, inventory needs to be written down, we perform a quarterly analysis of obsolete and slow-moving inventory. In general, we write-down our excess and obsolete inventory by an amount that is equal to the difference between the cost of the inventory and its estimated market value if market value is less than cost, based upon assumptions about future product life-cycles, product demand, and market conditions. Those items that are found to have a supply in excess of our estimated demand are considered to be slow-moving or obsolete and the appropriate reserve is made to write-down the value of that inventory to its realizable value. These charges are recorded in cost of goods sold. At the point of the loss recognition, a new, lower-cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory allowances, and our gross profit could be adversely affected.

BUSINESS OVERVIEW

We are an audio conferencing products company. We develop, manufacture, market, and service a comprehensive line of audio conferencing products, which range from tabletop conferencing phones to professionally installed audio systems. We have a strong history of product innovation and plan to continue to apply our expertise in audio engineering to developing innovative new products. The performance and reliability of our high-quality solutions create a natural communication environment, which saves organizations of all sizes time and money by enabling more effective and efficient communication between geographically separated businesses, employees, and customers.

DISCUSSION OF OPERATIONS

Results of Operations

The following table sets forth certain items from our consolidated statements of operations (in thousands) for the fiscal years ended June 30, 2004, 2003, and 2002, together with the percentage of total revenue which each such item represents:

	Year Ended June 30,
	2004		2003		2002
		% of Revenue		% of Revenue		% of Revenue
Revenue	$33,894	100.0%	$34,677	100.0%	$26,253	100.0%
Cost of goods sold	20,431	60.3%	22,170	63.9%	13,884	52.9%
Gross profit	13,463	39.7%	12,507	36.1%	12,369	47.1%
Operating expenses:
Marketing and selling	8,269	24.4%	6,880	19.8%	7,010	26.7%
General and administrative	12,907	38.1%	15,398	44.4%	4,376	16.7%
Research and product development	3,908	11.5%	2,995	8.6%	3,810	14.5%
Impairment losses	-	0.0%	13,528	39.0%	7,115	27.1%
Total operating expenses	25,084	74.0%	38,801	111.9%	22,311	85.0%
Operating loss	(11,621)	-34.3%	(26,294)	-75.8%	(9,942)	-37.9%
Other (expense) income, net	(261)	-0.8%	49	0.1%	288	1.1%

Loss from continuing operations before income taxes	(11,882)	-35.1%	(26,245)	-75.7%	(9,654)	-36.8%
Benefit for income taxes	580	1.7%	1,321	3.8%	173	0.7%
Loss from continuing operations	(11,302)	-33.3%	(24,924)	-71.9%	(9,481)	-36.1%
Discontinued operations, net of tax	1,415	4.2%	(11,048)	-31.9%	2,820	10.7%
Net loss	$(9,887)	-29.2%	$(35,972)	-103.7%	$(6,661)	-25.4%

Our revenue increased 29.1 percent over the three-year period from $26.3 million in fiscal 2002 to $33.9 million in fiscal 2004. During the fiscal years ended June 30, 2004, 2003, and 2002, we introduced several new products in our products segment. During this period, we changed our business mix through four acquisitions and one disposition. Additionally, we reclassified our conferencing services segment and our U.S. audiovisual integration services business segment to discontinued operations.

The following is a discussion of our results of operations for our fiscal years ended June 30, 2004, 2003, and 2002. For each of our business segments, we discuss revenue and gross profit. All other items are discussed on a consolidated basis.

Revenue

For the fiscal years ended June 30, 2004, 2003, and 2002, revenues by business segment were as follows (in thousands):

	Year Ended June 30, (in thousands)
	2004		2003		2002
		% of Revenue		% of Revenue		% of Revenue
Product	$27,836	82.1%	$27,512	79.3%	$26,253	100.0%
Business services	6,058	17.9%	7,165	20.7%	-	0.0%
Total	$33,894	100.0%	$34,677	100.0%	$26,253	100.0%

Product. Product revenue increased $324,000, or 1.2 percent, in fiscal 2004 compared to fiscal 2003 and increased $1.3 million, or 4.8 percent, in fiscal 2003 compared to fiscal 2002. The increase in revenue was primarily due to introducing new product lines, which include the MAX, RAV, and XAP® products. During fiscal 2002, we also introduced additional product offerings through the acquisition of E.mergent, Inc. in fiscal 2002, which includes our camera and furniture product lines.

During the fiscal year ended June 30, 2004, we recognized $5.2 million in revenues and $1.7 million in cost of goods sold that were deferred in prior periods since cash had not been collected as of the end of the fiscal year ended June 30, 2003. As of June 30, 2004, we deferred $6.2 million in revenues and $2.4 million in cost of goods sold related to invoices sold where return rights had not lapsed.

Business Services. Business services revenue decreased $1.1 million, or 15.5 percent, in fiscal 2004 compared to fiscal 2003. During fiscal 2003, we recognized revenue due to the sale of a software license associated with our telephone interface products to Comrex with a value of $1.1 million while we recognized $130,000 in fiscal 2004. Excluding the Comrex revenue, the audiovisual integration services revenue was consistent from fiscal 2003 to fiscal 2004. Prior to fiscal 2003, we did not have continuing operations in the business services segment.

Total Revenue. Total revenue decreased $783,000, or 2.3 percent, in fiscal 2004 compared to fiscal 2003 and increased $8.4 million, or 32.1 percent, in fiscal 2003 compared to fiscal 2002. The overall decrease in revenue during fiscal 2004 was primarily attributable to a one-time sale of $1.1 million of software license in our business services segment during fiscal 2003. The increase in revenue during fiscal 2003 over fiscal 2002 was primarily attributable to revenue from business services which increased $6.1 million as a result of the acquisition of OM Video in early fiscal 2003.

Revenue from sales outside of the United States accounted for 36.1 percent of total revenue for fiscal 2004, 43.2 percent of total revenue for fiscal 2003, and 16.1 percent of total revenue for the fiscal 2002.

Costs of Goods Sold and Gross Profit

Costs of goods sold (“COGS”) from the product segment includes expenses associated with the manufacture of our products, including material and direct labor, our manufacturing organization, tooling amortization, warranty expense, freight expense, royalty payments, and the allocation of overhead expenses. COGS from the business services segment includes expenses associated with operating our installations services, including material and direct labor, depreciation, and an allocation of overhead expenses.

	Year Ended June 30, (in thousands)
	2004		2003		2002
		% of Revenue		% of Revenue		% of Revenue
Cost of goods sold
Product	$16,379	48.3%	$18,115	52.2%	$13,884	52.9%
Business services	4,052	12.0%	4,055	11.7%	-	0.0%
Total	$20,431	60.3%	$22,170	63.9%	$13,884	52.9%

Gross profit
Product	$11,457	33.8%	$9,397	27.1%	$12,369	47.1%
Business services	2,006	5.9%	3,110	9.0%	-	0.0%
Total	$13,463	39.7%	$12,507	36.1%	$12,369	47.1%

COGS decreased by approximately $1.8 million, or 7.8 percent, to $20.4 million in fiscal 2004 compared with fiscal 2003, and increased by $8.3 million, or 59.7 percent, to $22.2 million in fiscal 2003 compared with $13.9 million in fiscal 2002.

Our gross profit from continuing operations was 39.7 percent in fiscal 2004 compared to 36.1 percent in fiscal 2003, and 47.1 percent in fiscal 2002. The increase in gross profit from 36.1 percent in fiscal 2003 to 39.7 percent in fiscal 2004 is primarily due to reduced inventory write-offs and scrap, outside processing expenses, and warranty costs. The decrease in gross profit from 47.1 percent in fiscal 2002 to 36.1 percent in fiscal 2003 is primarily due to the write-down of excess, obsolete, and slow-moving inventory, proportionately higher integration business service revenues resulting from the E.mergent and OM Video acquisitions that carry a lower gross profit percentage, proportionally higher camera and furniture product revenues resulting from the E.mergent acquisition that carry a lower gross profit percentage, lower conferencing services gross profit margins as a result of increased price competition, and general pricing pressures resulting from difficult economic conditions.

Operating Expenses

Our operating expenses were $25.1 million in fiscal 2004, a decrease of $13.7 million, or 35.4 percent, from $38.8 million in fiscal 2003. Our operating expenses were $38.8 million in fiscal 2003, an increase of $16.5 million or 73.9 percent, from $22.3 million in fiscal 2002. The decrease in operating expenses from fiscal 2003 to fiscal 2004 is primarily related to a decrease in impairment losses and SEC investigation and subsequent litigation-related expenses partially offset by increased marketing and selling and research and product development expenses. The increase in operating expenses from fiscal 2002 to fiscal 2003 is primarily related to increased SEC investigation and subsequent litigation-related expenses, increased other general and administrative expenses, and increased impairment losses partially offset by decreased research and product development and marketing and selling expenses. The following is a more detailed discussion of expenses related to marketing and selling, general and administrative, research and product development, and impairment losses.

Marketing and selling expenses. Marketing and selling expenses include selling, customer service, and marketing expenses such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses. Total marketing and selling expenses increased $1.4 million, or 20.2 percent, to $8.3 million in fiscal 2004 compared with fiscal 2003 expenses of $6.9 million. Total marketing and selling expenses decreased $130,000, or 1.9 percent, to $6.9 million in fiscal 2003 compared with fiscal 2002 expenses of $7.0 million. As a percentage of revenues, marketing and selling expenses were 24.4 percent in fiscal 2004, 19.8 percent in fiscal 2003, and 26.7 percent in fiscal 2002. The increase in marketing and selling expenses from fiscal 2003 to fiscal 2004 was primarily attributable to an increase in our United Kingdom sales operations, as well as an increase in U.S. employee-related expenses due to an increase of nine employees in the marketing and sales departments at the end of fiscal 2004 over fiscal 2003. Marketing and selling expenses remained relatively flat from fiscal 2002 to fiscal 2003 in absolute dollars but decreased 6.9 percent as a percentage of revenue.

General and administrative expenses. General and administrative (“G&A”) expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs, including costs associated with the SEC investigation and subsequent litigation, and corporate administrative costs, including finance and human resources. Total G&A expenses decreased $2.5 million, or 16.2 percent, to $12.9 million in fiscal 2004 compared with fiscal 2003 expenses of $15.4 million. Total G&A expenses increased $11.0 million, or 251.9 percent, to $15.4 million in fiscal 2003 compared with fiscal 2002 expenses of $4.4 million. As a percentage of revenues, G&A expenses were 38.1 percent in fiscal 2004, 44.4 percent in fiscal 2003, and 16.7 percent in fiscal 2002.

	Year Ended June 30, (in thousands)
	2004	2003	2002

Settlement in shareholders' class action	$4,080	$7,325	$-
Professional fees (SEC investigation and subsequent litigation)	936	1,844	-
Professional fees (Other)	1,944	1,270	586
Other general and administrative expense	7,770	7,574	4,758
Total G&A before discontinued operations	$14,730	$18,013	$5,344

Allocation of G&A to conferencing services	(1,036)	(974)	(809)
Allocation of G&A to business services	(787)	(1,641)	(159)
Total G&A from continuing operations	$12,907	$15,398	$4,376

We attribute the decrease in G&A as a percentage of revenues from 44.4 percent in 2003 to 38.1 percent in 2004 mainly to a $3.2 million reduction in costs associated with the shareholders’ class action settlement and a $908,000 reduction in professional fees associated with the SEC investigation and subsequent litigation. These G&A expense reductions were partially offset by an increase in other professional fees, including accounting and audit fees, of $674,000. Additionally, other G&A expenses increased $196,000 including $544,000 in severance payments to previous Company officers, an increase of $231,000 in directors and officers insurance premiums, and an increase of $110,000 related to increased payments to directors related to an increase in the number of meetings and additional interaction with the Company offset by decreases in the day-to-day operations associated with our U.S. operations of $258,000, the Ireland office of $237,000, and the OM Video office of $157,000. The $4.1 million in settlement in shareholders’ class action expenses during fiscal 2004 related to a quarterly mark-to-market of the liability associated with the 1.2 million shares of common stock to be issued to class members and their legal counsel as part of the December 2003 settlement agreement. This mark-to-market of the stock to reflect the current liability amount associated with the 1.2 million shares based upon the closing price of the Company’s common stock at the end of each quarter will continue on a quarterly basis until the shares are actually issued.

We attribute the increase in G&A as a percentage of revenues from 16.7 percent in 2002 to 44.4 percent in 2003 to the following: costs associated with the SEC investigation and subsequent litigation, including a settlement payment associated with the shareholders’ class action lawsuit in the amount of $5.0 million in cash, $2.5 million of which was paid in January 2005, and $2.5 million in stock and professional fees associated with these lawsuits in the amount of $1.8 million, as well as writing off all costs associated with our shelf registration in the amount of $328,000, payments for the early buyout of our leases in Woburn, MA and Ireland in the total amount of $305,000, an increase in accounting fees over the previous year of $210,000, an increase in legal fees in the amount of $130,000, increased salary expense of $459,000 over the previous fiscal year due primarily to the increase in the number of employees as a result of the E.mergent acquisition and an increase in overall G&A expense of $1.3 million due to the OM Video acquisition and the costs associated with their day-to-day operations.

Research and product development expenses. Research and product development expenses include research and development, product management, engineering services, and test and application expenses, including employee-related costs, outside services, expensed materials, depreciation, and an allocation of overhead expenses. Total research and product development expenses increased $913,000, or 30.5 percent, to $3.9 million in fiscal 2004 compared with fiscal 2003 expenses of $3.0 million. Total research and product development expenses decreased $815,000, or 21.4 percent, to $3.0 million in fiscal 2003 compared with fiscal 2002 expenses of $3.8 million. As a percentage of revenues, research and product development expenses were 11.5 percent in fiscal 2004, 8.6 percent in fiscal 2003, and 14.5 percent in fiscal 2002. The increase in product development expenses from fiscal 2003 to fiscal 2004 was due to increased salaries and expenses associated with additional personnel and development costs associated with new audio conferencing product development, including products in the XAP, RAV, and MAX families, as well as the next generation ceiling document camera. The decrease in research and product development expenses during fiscal 2003 was due to decreased salaries and expenses associated with a reduction in personnel related to the closing of the Dublin, Ireland office of the acquired Ivron subsidiary. Also, as a percentage of total revenue, research and product development expenses dropped from 14.5 percent in fiscal 2002 to 8.6 percent in fiscal 2003 due to the addition of business services revenue in fiscal 2003 that required little or no additional research-related expenses.

Impairment losses. In fiscal 2003, impairment charges related to the conferencing furniture manufacturing business and Canadian audiovisual integration services business totaled $323,000 for property and equipment and $13.2 million for goodwill and intangible assets. We entered into the conferencing furniture manufacturing business through the E.mergent acquisition. We entered into the Canadian audiovisual integration services business through the OM Video acquisition. The estimated fair value of the reporting unit, for purposes of evaluating goodwill for impairment, was less than its carrying values. Additionally, the estimated undiscounted future cash flows generated by certain other long-lived assets, excluding goodwill, was less than its carrying value. The impairment analysis performed in accordance with SFAS No. 142 and SFAS No. 144, resulted in an impairment loss of $5.1 million for the fiscal year ended June 30, 2003. Management estimated the fair value of reporting unit using third-party appraisals. Management estimated the fair market value of the long-lived assets, excluding goodwill, using the present value of expected future discounted cash flows.

We entered into the audiovisual integration services through the E.mergent and OM Video acquisitions. At the time of the acquisitions, management believed that the audiovisual integration services would complement existing core competencies and allow us to acquire market share in this market segment. However, our entry into the audiovisual integration services business was perceived as a threat by our systems integrators and value-added resellers, since we began competing against many of them for sales. During the fourth quarter of the fiscal year ended June 30, 2003, we decided to stop pursuing new U.S. business service contracts and to de-emphasize the audiovisual integration market serving the Ottawa, Canada region.

These changes in facts and circumstances as well as the change in our business environment constituted a triggering event requiring an impairment analysis to be performed in accordance with SFAS No. 142 and SFAS No. 144. The estimated fair value of the reporting units, for purposes of evaluating goodwill for impairment, was less than their carrying values. Additionally, the estimated undiscounted future cash flows generated by certain other long-lived assets, excluding goodwill, was less than their carrying values. The impairment analyses performed in accordance with SFAS No. 142 and SFAS No. 144, resulted in an impairment loss of $8.4 million for the fiscal year ended June 30, 2003 related to the OM Video acquisition. Management estimated the fair value of reporting units using third-party appraisals. Management estimated the fair market value of the long-lived assets, excluding goodwill, using the present value of expected future discounted cash flows.

In fiscal 2002, impairment charges related to the ClearOne and Ivron acquisitions totaled $72,000 for property and equipment and approximately $7.0 million for goodwill and intangible assets. During the fiscal year ended June 30, 2002, we experienced declining sales from the teleconferencing products acquired in the ClearOne acquisition. Although sales declined throughout the year, through March 31, 2002, gross margins and cash flows remained positive. However, during the fourth quarter of the fiscal year ended June 30, 2002, the gross margins and cash flows became negative as sales continued to decline. Additionally, in the fourth quarter of fiscal 2002, we also made a decision to stop investing in the acquired teleconferencing products. Furthermore, during the fourth quarter of the fiscal year ended June 30, 2002, we experienced difficulties in selling the acquired video conferencing products acquired in the Ivron acquisition. The difficulties were due to the phasing-out of an older product line occasioned by technological difficulties of product implementation. Such triggering events required an impairment analysis to be performed in accordance with SFAS No. 121. The estimated undiscounted future cash flows generated by the long-lived asset groupings related to ClearOne and Ivron were less than their carrying values. Management estimated the fair market value of the long-lived assets using the present value of expected future discounted cash flows. The analysis resulted in an impairment loss of $7.1 million for the fiscal year ended June 30, 2002.

Operating loss. For fiscal 2004, our operating loss decreased $14.7 million, or 55.8 percent, to $11.6 million on revenue of $33.9 million, from an operating loss of $26.3 million on revenue of $34.7 million in fiscal 2003. The factors affecting this decrease in operating loss were a decrease in impairment charges for goodwill and other long-lived assets of $13.5 million, a decrease in general and administrative expenses of $2.5 million, and an increase in gross profit of $956,000, partially offset by an increase in marketing and selling expenses of $1.4 million and an increase in research and product development expenses of $913,000.

For fiscal 2003, our operating loss increased $16.4 million, or 164.5 percent, to $26.3 million on revenues of $34.7 million, from an operating loss of $9.9 million on revenues of $26.3 million in fiscal 2002. The factors affecting this increase in operating loss were an increase in impairment charges for goodwill and other long-lived assets of $6.4 million and an increase in general and administrative expenses of $11.0 million, partially offset by a reduction in research and product development expenses of $815,000, an increase in gross profit of $138,000, and a decrease in marketing and selling expenses of $130,000.

Other income (expense), net. Other income (expense), net, includes our interest income, interest expense, capital gains, gain (loss) on the disposal of assets, and currency gain (loss). Other expense was ($261,000) in fiscal 2004, an increase of $310,000, or 632.7 percent, from income of $49,000 in fiscal 2003. Other income was $49,000 in fiscal 2003, a decrease of $239,000, or 83.0 percent, from other income of $288,000 in fiscal 2002. The increase in other expense in fiscal 2004 was primarily due to an increase in interest expense related to our Oracle system-related note payable and an approximate $113,000 loss on disposal of certain property and equipment. The decrease in other expense in fiscal 2003 was primarily due to a reduction of interest income based on lower cash and cash equivalents partially offset by increased interest expense related to our Oracle system-related note payable.

Net loss from continuing operations before income taxes. Net loss from continuing operations decreased $14.3 million, or 54.7 percent to $11.9 million in fiscal 2004 compared with fiscal 2003 net loss from continuing operations of $26.2 million. Net loss from continuing operations increased $16.5 million, or 171.9 percent, to $26.2 million in fiscal 2003 compared with fiscal 2002 net loss from continuing operations of $9.7 million. As a percentage of revenues, net loss from continuing operations was 35.1 percent in fiscal 2004, 75.7 percent in fiscal 2003, and 36.8 percent in fiscal 2002. We attribute the change in loss to the results of operations as described above.

Benefit for income taxes. Benefit for income taxes from continuing operations was $580,000 in fiscal 2004, $1.3 million in fiscal 2003, and $173,000 in fiscal 2002. The benefit for income taxes from fiscal 2004 and 2003 resulted primarily from losses from continuing operations that were available for carryback for tax refunds from prior years and from offsetting the current year income from discontinued operations. The benefit for income taxes from fiscal 2002 resulted from offsetting losses from continuing operations against income from discontinued operations. Certain expenses in our consolidated statements of operations are not deductible for income tax purposes. These expenses include impairment charges, certain meals and entertainment expenses, and certain goodwill amortization. In addition, we increased our deferred tax asset valuation allowance attributable to losses for which no tax benefit is recorded. The combined effects of the non-deductible expenses and the increased valuation allowance were the primary reasons for our tax benefit being different from the expected tax (expense) benefit. Given the Company’s history of three consecutive years of operating losses, we followed the guidance of SFAS 109, “Accounting for Income Taxes,” and recorded a valuation allowance against certain deferred tax assets where it is not considered more likely than not that the deferred tax assets will be realized. As of June 30, 2004, we fully reserved against our net deferred tax assets.

(Loss) income from discontinued operations, net of tax. (Loss) income from discontinued operations, net of tax, includes our conferencing services segment which was sold on July 1, 2004, our U.S. audiovisual integration services business which was sold on May 6, 2004, and payments received on our note receivable and commissions related to the sale of our remote control product line to Burk Technology in April 2001. The income from discontinued operations was $1.4 million in fiscal 2004, an increase of $12.4 million or 112.8 percent, from ($11.0 million) loss in fiscal 2003. Conferencing services revenue were $15.6 million in fiscal 2004, an increase of $310,000, from revenue of $15.3 million in fiscal 2003. Conferencing services income, net of tax, was $1.8 million for fiscal 2004, a decrease of $354,000, from income, net of tax, of $2.1 million in fiscal 2003. U.S. audiovisual integration services business revenue were $3.6 million in fiscal 2004, a decrease of $4.0 million, from revenue of $7.6 million in fiscal 2003. U.S. audiovisual integration services business loss, net of tax, was ($399,000) in fiscal 2004, a decrease of $13.0 million, from a loss, net of tax, of ($13.4) million in fiscal 2003. The decrease in the loss was mostly due to an impairment charge of $12.5 million in fiscal 2003 not being repeated in fiscal 2004 and a reduction in new U.S. business services contracts being pursued. We realized a gain, net of tax, on the Burk sale of $58,000 for fiscal 2004, a decrease of $142,000, from a gain, net of tax, of $200,000 in fiscal 2003. The decrease was due to Burk deferring payments on the promissory note based on their quarterly net sales not meeting levels established within the agreement.

The loss from discontinued operations was ($11.0 million) in fiscal 2003, an increase of $13.8 million or 491.8 percent, from income from discontinued operations of $2.8 million in fiscal 2002. Conferencing services revenue were $15.3 million in fiscal 2003, a decrease of $315,000, from revenue of $15.6 million in fiscal 2002. Conferencing services income, net of tax, was $2.1 million for fiscal 2003, a decrease of $372,000, from income, net of tax, of $2.5 million in fiscal 2002. U.S. audiovisual integration services business revenue were $7.6 million in fiscal 2003, an increase of $6.1 million, from revenue of $1.5 million in fiscal 2002. The increase was due to our acquisition of E.mergent on May 31, 2002 and recognizing revenue for twelve months in fiscal 2003 rather than one month as in fiscal 2002. U.S. audiovisual integration services business loss, net of tax, was ($13.4 million) in fiscal 2003, a decrease of $13.5 million, from income, net of tax, of $162,000 in fiscal 2002. The increase in the loss was mostly due to impairment charges of $12.5 million in fiscal 2003. We realized income, net of tax, on the Burk sale of $200,000 for fiscal 2003, an increase of $24,000, from income, net of tax, of $176,000 in fiscal 2002. The increase was associated with a commission payment and a partial note payment received during fiscal 2003.

EFFECT ON THE COMPANY FROM ACQUISITIONS AND SUBSEQUENT RELATED DISPOSITIONS

During the fiscal years ended June 30, 2003, 2002, and 2001, we acquired four different companies with the intention of expanding our operations to include the development, manufacture, and distribution of video conferencing products as well as adding an audiovisual integration business services segment to our business. See Item 1. Description of Business. Acquisitions and Dispositions for more details. Total consideration paid in cash and through the issuance of common stock to acquire these companies was approximately $39.9 million.

As a result of the impairment tests performed effective as of the end of fiscal 2003 and fiscal 2002 according to SFAS No. 121, 142, and 144, we recorded impairment charges for all goodwill, a portion of purchased intangibles, and substantially all property and equipment for each entity. Impairment losses totaled approximately $33.1 million on our statements from continuing and discontinued operations. Between the end of fiscal 2002 and the third quarter of fiscal 2005, we had disposed of or abandoned substantially all the assets and operations of the four acquired companies due to technology issues and the lack of market success. We experienced a significant decrease in revenue associated with the dispositions and related cost and expenses. See Item 1. Description of Business. Subsequent Events and Discontinued Operations below for more details.

We have refocused our organization on our original core competency, which is where we intend to keep our focus for the foreseeable future. Our current plans are to invest in research and product development to release new products that are in-line with our core competencies and that complement our existing product lines.

DISCONTINUED OPERATIONS

Burk Technology, Inc.

On April 12, 2001, we sold the assets of the remote control portion of our RFM/Broadcast division to Burk Technology, Inc. (“Burk”) for $750,000 in cash at closing, $1.8 million in the form of a seven-year promissory note, with interest at the rate of 9.0 percent per year, and up to $700,000 as a commission over a period of up to seven years. The payments on the promissory note could be deferred based upon Burk not meeting net quarterly sales levels established within the agreement. We realized a gain, net of tax, on the sale of $58,000 for fiscal 2004, $200,000 for fiscal 2003, and $176,000 for fiscal 2002. As of June 30, 2004, $1.5 million of the promissory note remained outstanding and we had received $20,000 in commissions.

On August 22, 2005, we entered into a Mutual Release and Waiver Agreement with Burk pursuant to which Burk paid us $1.3 million in full satisfaction of the promissory note, which included a discount of approximately $120,000. As part of the Mutual Release and Waiver Agreement, we waived any right to future commission payments from Burk and we granted mutual releases to one another with respect to claims and liabilities. Subsequent to June 30, 2004, we anticipate recognizing a pre-tax gain on the sale of approximately $1.5 million.

M:Space, Inc. - U.S. Audiovisual Integration Services

During the fourth quarter of the fiscal year ended June 30, 2003, we decided to stop pursuing new U.S. business services contracts and impaired the U.S. acquired business services assets. We did not prepare any formal disposition plan and existing customers continued to be serviced. We decided to sell the U.S. audiovisual integrations services because many of our existing systems integrators and value-added resellers perceived our entry into the business services arena as a threat since we began competing against these same customers for sales, as well as our desire to return to our core competency in the audio conferencing products segment. U.S. audiovisual integration services revenue, reported in discontinued operations, were $3.6 million in fiscal 2004, $7.6 million in fiscal 2003, and $1.5 million in fiscal 2002. U.S. audiovisual integration services pretax (loss) income, reported in discontinued operations, were ($360,000) for the year ended June 30, 2004, ($14.1 million) for the year ended June 30, 2003, and $258,000 for the year ended June 30, 2002.

On May 6, 2004, we sold certain assets of our U.S. audiovisual integration services operations to M:Space, Inc. (“M:Space”) for no cash compensation. M:Space is a privately held audiovisual integration services company. In exchange for M:Space assuming obligations for completion of certain customer contracts, and satisfying maintenance contract obligations to existing customers, we transferred to M:Space certain assets including inventory valued at $573,000. We realized a pre-tax loss on the sale of $276,000 for the fiscal year ended June 30, 2004.

Conferencing Services

In April 2004, our Board of Directors appointed a committee to explore sales opportunities to sell the conferencing services business segment. We decided to sell this segment primarily because of decreasing margins and investments in equipment that would have been required in the near future. The proceeds from the sale will be used to fund product development as we return to our core competency in the audio conferencing products segment. Conferencing services revenue, reported in discontinued operations, were $15.6 million in fiscal 2004, $15.3 million in fiscal 2003, and $15.6 million in fiscal 2002. Conferencing services pretax income, reported in discontinued operations, were $2.8 million for the year ended June 30, 2004, $3.4 million for the year ended June 30, 2003, and $4.0 million for the year ended June 30, 2002.

On July 1, 2004, we sold our conferencing services business segment to Premiere. Consideration for the sale consisted of $21.3 million in cash. Of the purchase price $1.0 million was placed into an 18-month Indemnity Escrow account and an additional $300,000 was placed into a working capital escrow account. We received the $300,000 working capital escrow funds approximately 90 days after the execution date of the contract. Additionally, $1.4 million of the proceeds was utilized to pay off equipment leases pertaining to assets being conveyed to Premiere. We expect to realize a pre-tax gain on the sale of approximately $17.5 million during the fiscal year ended June 30, 2005. As of November 30, 2005, the $1.0 million remained in the Indemnity Escrow account.

SALE OF OTHER ASSETS

Sale of Court Conferencing Assets

As part of our conferencing services operating segment, our court conferencing customers engaged in the audio and/or video conferencing of legal proceedings including remote appearances in state and federal courts and/or administrative tribunals within the United States. On October 26, 2001, we sold our court conferencing customer list, including all contracts relating to our court conferencing services to CourtCall LLC and recognized a gain of $250,000.

Sale of Broadcast Telephone Interface Product Line

On August 23, 2002, we entered into an agreement with Comrex Corporation (“Comrex”). In exchange for $1.3 million, Comrex received certain inventory associated with our broadcast telephone interface product line, a perpetual software license to use our technology related to broadcast telephone interface products along with one free year of maintenance and support, and transition services for 90 days following the effective date of the agreement. The transition services included training, engineering assistance, consultation, and development services. We recognized $130,000 in fiscal 2004 and $1.1 million in fiscal 2003 in revenue related to this transaction.

We also entered into a manufacturing agreement to continue to manufacture additional product for Comrex for one year following the agreement described above on a when-and-if needed basis. Comrex agreed to pay us for any additional product on a per item basis of cost plus 30 percent. Given the future revenue stream associated with each unit produced, revenue will be recognized when-and-if received. During fiscal 2004 and fiscal 2003, we have recognized $387,000 and $783,000, respectively, in revenue related to the manufacture of additional product from Comrex.

SUBSEQUENT EVENTS

Sale of Conferencing Services Business. On July 1, 2004, we sold our conferencing services business segment to Premiere for $21.3 million. Of the purchase price $1.0 million was placed into an 18-month Indemnity Escrow account and an additional $300,000 was placed into a working capital account. We received the $300,000 working capital escrow funds approximately 90 days after the execution date of the contract. Additionally, $1.4 million of the proceeds was utilized to pay off equipment leases pertaining to assets being conveyed to Premiere. From July 1, 2004 through February 28, 2005, we sublet 5,416 square feet of space in our headquarters building to Premiere Conferencing, the purchaser of our conferencing services business. We classified the conferencing services operations as discontinued operations in the consolidated financial statements.

Settlement Agreement and Release. In connection with the sale of our conferencing services business, we entered into a severance agreement with Angelina Beitia, our former Vice-President, on July 15, 2004, which provided for a lump-sum payment of $100,000. In addition, Ms. Beitia surrendered and delivered to us all outstanding vested and unvested options.

Pre-payment of Note Payable. We pre-paid the balance of our note payable related to our Oracle Enterprise Resource Planning implementation in the amount of $769,000 in October 2004.

Closing of Germany Office. During December 2004, we closed our Germany office and consolidated those activities with our United Kingdom office. Costs associated with closing the Germany office in fiscal 2005 totaled $305,000 and included operating leases and severance payments.

Sale of OM Video. On March 4, 2005, we sold all of the issued and outstanding stock of our Canadian subsidiary, ClearOne Communications of Canada, Inc. (“ClearOne Canada”) to 6351352 Canada Inc., a Canada corporation (the “OM Purchaser”). ClearOne Canada owned all the issued and outstanding stock of Stechyson Electronics, Ltd., which conducts business under the name OM Video. We agreed to sell the stock of ClearOne Canada for $200,000 in cash; a $1.3 million note payable over a 15-month period, with interest accruing on the unpaid balance at the rate of 5.3 percent per year; and contingent consideration ranging from 3.0 percent to 4.0 percent of related gross revenues over a five-year period. We expect to present all OM Video activities in discontinued operations in the fiscal year 2005 consolidated financial statements. As of June 30, 2004, the assets of the Canada audiovisual integration business were classified as held and used.  In June 2005, we were advised that the OM Purchaser had settled an action brought by the former employer of certain of OM Purchaser’s owners and employees alleging violation of non-competition agreements. The settlement reportedly involved a cash payment and an agreement not to sell certain products for a period of one year. To date, OM Purchaser has made all payments required under the note and we are continuing to evaluate what impact, if any, this settlement may have on the OM Purchaser’s ability to make the payment required under the note.

The Shareholders’ Class Action. On January 14, 2005, we paid the second cash payment of $2.5 million as agreed to in the settlement agreement dated December 4, 2003. On May 23, 2005, the court order was amended to require us to pay cash in lieu of stock to those members of the class who would otherwise have been entitled to receive fewer than 100 shares of stock. On September 29, 2005, we completed our obligations under the settlement agreement by issuing a total of 1,148,494 shares of our common stock to the plaintiff class, including 228,000 shares previously issued in November 2004, and we paid an aggregate of $127,000 in cash in lieu of shares to those members of the class who would otherwise have been entitled to receive an odd-lot number of shares or who resided in states in which there was no exemption available for the issuance of shares. The cash payments were calculated on the basis of $2.46 per share which was equal to the higher of (i) the closing price for our common stock as reported by the Pink Sheets on the business day prior to the date the shares were mailed, or (ii) the average closing price over the five trading days prior to such mailing date.

Third-Party Manufacturing Agreement. On August 1, 2005, we entered into a Manufacturing Agreement with Inovar, Inc., a Utah-based electronics manufacturing services provider (“Inovar”), pursuant to which we agreed to outsource our Salt Lake City manufacturing operations to Inovar. The agreement is for an initial term of three years, which shall automatically be extended for successive and additional terms of one year each unless terminated by either party upon 120 days advance notice at any time after the second anniversary of the agreement. The agreement generally provides, among other things, that Inovar shall: (i) furnish the necessary personnel, material, equipment, services, and facilities to be the exclusive manufacturer of substantially all the products that were previously manufactured at our Salt Lake City, Utah manufacturing facility, and the non-exclusive manufacturer of a limited number of products, provided that the total cost to ClearOne (including price, quality, logistic cost, and terms and conditions of purchase) is competitive; (ii) provide repair service, warranty support, and proto-type services for new product introduction on terms to be agreed upon by the parties; (iii) purchase certain items of our manufacturing equipment; (iv) lease certain other items of our manufacturing equipment and have a one-year option to purchase such leased items; (v) have the right to lease our former manufacturing employees from a third-party employee leasing company; and (vi) purchase the parts and materials on hand and in transit at our cost for such items with the purchase price payable on a monthly basis when and if such parts and materials are used by Inovar. The parties also entered into a one-year sublease for approximately 12,000 square feet of manufacturing space located in our headquarters in Salt Lake City, Utah, which sublease may be terminated by either party upon 90 days notice. The agreement provides that products shall be manufactured by Inovar pursuant to purchase orders submitted by us at purchase prices to be agreed upon by the parties, subject to adjustment based upon such factors as volume, long range forecasts, change orders, etc. We also granted Inovar a right of first refusal to manufacture new products developed by us at a cost to ClearOne (including price, quality, logistic cost, and terms and conditions of purchase) that is competitive. Costs associated with outsourcing our manufacturing totaled approximately $425,000 including severance payments, facilities we no longer use, and fixed assets that will be disposed of.

Payoff of Burk Note Receivable. On August 22, 2005 we entered into a Mutual Release and Waiver with Burk pursuant to which Burk paid us $1.3 million in full satisfaction of the promissory note, which included a discount of approximately $120,000. As part of the Mutual Release and Waiver Agreement, we waived any right to future commission payments from Burk and we granted mutual releases to one another with respect to claims and liabilities. Subsequent to June 30, 2004, we anticipate recognizing a pre-tax gain on the sale of approximately $1.5 million.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004, our cash and cash equivalents were approximately $4.2 million and our marketable securities were approximately $1.8 million, which represented an overall decrease of $2.3 million in our balances from June 30, 2003 which were cash and cash equivalents of approximately $6.1 million, restricted cash of approximately $200,000 and our marketable securities of approximately $1.9 million. We had an overall decrease of $5.9 million in our balances at June 30, 2002, which were cash and cash equivalents of approximately $1.7 million and marketable securities totaling approximately $12.4 million.

Net cash flows provided by operating activities were $1.1 million in fiscal 2004, a decrease of $1.4 million, from the net cash flows provided by operating activities of $2.5 million in fiscal 2003. The decrease was attributable to a decrease of $11.8 million in non-cash expenses from fiscal 2003, a decrease of $2.4 million in cash provided by changes in working capital, and a $815,000 decrease in cash provided by discontinued operations, partially offset by a decrease in net loss from continuing operations of $13.6 million.

Net cash flows provided by operating activities were $2.5 million in fiscal 2003, an increase of $2.0 million, from the net cash flows provided by operating activities of $515,000 in fiscal 2002. The increase was attributable to an increase of $6.3 million in cash provided from changes in working capital, an increase of $10.4 million in non-cash expenses, and a $836,000 increase in cash provided by discontinued operations, partially offset by an increase in net loss from continuing operations of $15.4 million.

Net cash flows used in investing activities were ($1.5 million) in fiscal 2004, a decrease of $2.8 million, from the net cash flows provided by investing activities of $1.3 million in fiscal 2003. The decrease was primarily attributable to a reduction in the net sales of marketable securities of $10.3 million off set by a reduction in cash paid for acquisitions of $7.4 million.

Net cash flows provided by investing activities were $1.3 million in fiscal 2003, an increase of $30.6 million, from the net cash flows used in investing activities of ($29.3 million) in fiscal 2002. The increase was mostly attributable to net purchases of marketable securities decreased by $22.9 million and a reduction of cash used in discontinued investing activities of $4.4 million partially offset by cash paid for acquisitions of $2.5 million.

Net cash flows used in financing activities were ($1.5 million) in fiscal 2004, a decrease of $2.0 million, from the net cash flows provided by financing activities of $465,000 in fiscal 2003. This decreased was primarily attributable to a decrease in new borrowings related to our Oracle Enterprise Resource Planning implementation of $2.0 million partially offset by an increase of payments on long-term debt and capital leases of $209,000.

Net cash flows provided by financing activities were $465,000 in fiscal 2003, a decrease of $23.2 million, from the net cash flows provided by financing activities of $23.7 million in fiscal 2002. This decrease was primarily attributable to a decrease in proceeds from the sale of common shares, including the exercise of stock options and the issuance of common stock under the employee stock purchase plan partially offset by new borrowings in fiscal 2003 received under a note payable of $2.0 million used for our Oracle Enterprise Resource Planning implementation.

At June 30, 2004, we had open purchase orders related to our contract manufacturers and other contractual obligations of approximately $98,000 primarily related to inventory purchases.

We have no off-balance-sheet financing arrangements with related parties and no unconsolidated subsidiaries. Contractual obligations related to our capital leases and operating leases at June 30, 2004 are summarized below (in thousands):

	Payments Due by Period
Contractual Obligations	Total	One year or less	Two to Three Years	Four to Five Years	After Five Years

Note Payable	$970	$728	$242	$-	$-
Capital Leases	9	7	2	-	-
Operating Leases	1,341	676	642	23	-

Total Contractual Cash Obligations	$2,320	$1,411	$886	$23	$-

As detailed elsewhere in this filing, on July 1, 2004, we sold our conferencing services business segment to Clarinet, Inc. an affiliate of American Teleconferencing Services, Ltd. doing business as Premiere Conferencing (“Premiere”) for $21.3 million. Of the purchase price $1.0 million was placed into an 18-month Indemnity Escrow account and an additional $300,000 was placed into a working capital escrow account. We received the $300,000 working capital escrow funds approximately 90 days after the execution date of the contract.

As previously discussed, on March 4, 2005, we sold all of the issued and outstanding stock of our Canadian subsidiary, ClearOne Communications of Canada, Inc. (“ClearOne Canada”) to 6351352 Canada Inc., a Canada corporation. ClearOne Canada owned all the issued and outstanding stock of Stechyson Electronics, Ltd., which conducts business under the name OM Video. We agreed to sell the stock of ClearOne Canada for $200,000 in cash; a $1.3 million note payable over a 15-month period, with interest accruing on the unpaid balance at the rate of 5.3 percent per year; and contingent consideration ranging from 3.0 percent to 4.0 percent of related gross revenues over a five-year period.  In June 2005, we were advised that the OM Purchaser had settled an action brought by the former employer of certain of OM Purchaser’s owners and employees alleging violation of non-competition agreements. The settlement reportedly involved a cash payment and an agreement not to sell certain products for a period of one year. To date, OM Purchaser has made all payments required under the note and we are continuing to evaluate what impact, if any, this settlement may have on the OM Purchaser’s ability to make the payment required under the note.

As discussed herein, on April 12, 2001, we sold the assets of the remote control portion of our RFM/Broadcast division to Burk Technology, Inc. (“Burk”) for $750,000 in cash at closing, $1.8 million in the form of a seven-year promissory note, with interest at the rate of 9.0 percent per year, and up to $700,000 as a commission over a period of up to seven years. The payments on the promissory note may be deferred based upon Burk not meeting net quarterly sales levels established within the agreement. We realized a gain on the sale, net of tax, of $58,000 for fiscal 2004, $200,000 for fiscal 2003, and $176,000 for fiscal 2002. Subsequent to June 30, 2004, we anticipate recognizing a pre-tax gain of approximately $1.5 million.

Beginning in January 2003 and continuing through the date of this report, we have incurred significant costs with respect to the defense and settlement of legal proceedings and the audits of our consolidated financial statements. Restatement of fiscal 2002 and fiscal 2001 consolidated financial statements and the fiscal 2003 audit have been significantly more complex, time consuming, and expensive than we originally anticipated. The extended time commitment required to complete the restatement of financial information continues to be costly and divert our resources, as well as have a material effect on our results of operations. We paid $2.5 million in fiscal 2004, $2.5 million in fiscal 2005, and $127,000 in fiscal 2006 in cash to settle the shareholders’ class action lawsuit. We have incurred legal fees in the amount of approximately $1.8 million from January 2003 through the date hereof and we have incurred audit and tax fees in the amount of approximately $3.0 million from January 2004 through the date hereof.

Notwithstanding the foregoing, as of the date of this filing, we believe that our working capital and cash flows from operating activities will be sufficient to satisfy our operating and capital expenditure requirements through calendar 2006.

ISSUED BUT NOT YET ADOPTED ACCOUNTING PRONOUNCEMENTS

Variable Interest Entities

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

In December 2003, the FASB issued a revision to Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN46R”). FIN46R clarifies the application of ARB No. 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN46R requires the consolidation of these entities, known as variable interest entities, by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both.

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

Financial Instruments

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We have evaluated this statement and do not expect that it will have a material effect on our business, results of operations, financial position, or liquidity.

Other-Than-Temporary Impairment

In March 2004, the FASB issued EITF No. 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” which provides new guidance for assessing impairment losses on debt and equity investments. The new impairment model applies to investments accounted for under the cost or equity method and investments accounted for under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” EITF No. 03-01 also includes new disclosure requirements for cost method investments and for all investments that are in an unrealized loss position. In September 2004, the FASB delayed the accounting provisions of EITF No. 03-01; however the disclosure requirements remain effective. We will evaluate the effect, if any, of adopting EITF 03-01.

Inventory Costs

In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs - an amendment of ARB No. 43” (“SFAS 151”), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not anticipate that the implementation of this standard will have a significant impact on our consolidated results of operations, financial condition, or cash flows.

Share-Based Payment

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

SFAS 123R requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Therefore, if an employee does not ultimately render the requisite service, the costs recognized related to unvested options will be reversed.

In accordance with Staff Accounting Bulletin 107, SFAS 123R is effective as of the beginning of the annual reporting period that begins after June 15, 2005. Under these guidelines, we will adopt SFAS 123R as of the beginning of the first quarter of fiscal year 2006 starting July 1, 2005. We expect this statement to have an adverse impact on our future results of operations.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3” in order to converge U.S. Accounting Standards with International Accounting Standards. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition of a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, it does not change the transition provisions of any existing accounting pronouncements. We do not believe the adoption of SFAS No. 154 will have a material effect on our business, results of operations, financial position, or liquidity.

Accounting for Asset Retirement Obligations in the European Union

In June 2005, the FASB issued a FASB Staff Position (“FSP”) interpreting SFAS No. 143, “Accounting for Asset Retirement Obligations,” specifically FSP 143-1, “Accounting for Electronic Equipment Waste Obligations” (“FSP 143-1”). FSP 143-1 addresses the accounting for obligations associated with Directive 2002/96/EC, Waste Electrical and Electronic Equipment, which was adopted by the European Union (“EU”). The FSP provides guidance on how to account for the effects of the Directive but only with respect to historical waste associated with products placed on the market on or before August 13, 2005. FSP 143-1 is effective the later of the first reporting period ending after June 8, 2005, or the date of the adoption of the law by the applicable EU-member country. Management is currently evaluating the impact of FSP 143-1.

ITEM 7A.	Qualitative and Quantitative Disclosures About Market Risk

Market risk represents the risk of changes in the value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, and equity prices. Changes in these factors could cause fluctuations in the results of our operations and cash flows. In the ordinary course of business, we are exposed to foreign currency and interest rate risks. These risks primarily relate to the sale of products and services to foreign customers and changes in interest rates on our note payable and capital leases.

We currently have limited market risk-sensitive instruments related to interest rates. Our note payable and capital lease obligations totaled approximately $940,000 at June 30, 2004. We do not have significant exposure to changing interest rates on the note payable and capital leases because interest rates on the note payable and for the majority of the capital leases are fixed. We have not undertaken any additional actions to cover market interest rate market risk and are not a party to any other interest rate market risk management activities. We do not purchase or hold any derivative financial instruments. A hypothetical 10 percent change in market interest rates over the next year would not have a material effect on our business, results of operations, financial condition, or cash flows as the interest rates on the note payable and the majority of the capital leases are fixed.

Although our subsidiaries enter into transactions in currencies other than their functional currency, foreign currency exposures arising from these transactions are not material. The greatest foreign currency exposure arises from the remeasurement of our net equity investment in our subsidiaries to U.S. dollars. The primary currency to which we have exposure is the Canadian Dollar. We sold our Canadian subsidiary on March 4, 2005 to a private investment group. The fair value of our net foreign investments would not be materially affected by a 10 percent adverse change in foreign currency exchange rates from the June 30, 2004 levels.

Market Risk for Investment Securities

Investment securities consist of shares in triple-A rated short-term money market funds that typically invest in U.S. Treasury, U.S. government agency, and highly rated corporate securities. Since these funds are managed in a manner designed to maintain a $1.00 per share market value, we do not expect any material changes in market values as a result of increase or decrease in interest rates. A hypothetical one percent change in market interest rates over the next year on our marketable securities of $1.8 million at June 30, 2004 would not have a material effect on our business, results of operations, financial condition, or cash flows.

ITEM 8.	FINANCIAL STATEMENTS.

The response to this item is submitted as a separate section of this Form 10-K beginning on page F-1.

ITEM 9.	CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

KPMG

On October 28, 2005, KPMG LLP (“KPMG”) was dismissed as principal accountants for the Company effective upon the completion of the audit of the Company’s consolidated financial statements as of and for the fiscal year ended June 30, 2004 and the issuance of its report thereon. These financial statements are included in this Form 10-K beginning on page F-1.

KPMG’s report on the Company’s consolidated financial statements as of and for the fiscal year ended June 30, 2004 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. KPMG’s report on the Company’s consolidated financial statements as of and for the fiscal years ended June 30, 2003 and 2002 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except as follows:

KPMG’s report on the consolidated financial statements of the Company as of and for the years ended June 30, 2003 and 2002 contained a separate paragraph stating “as discussed in Note 3 to the accompanying consolidated financial statements, the consolidated balance sheets as of June 30, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, have been restated.” KPMG’s report on the consolidated financial statements of the Company as of and for the years ended June 30, 2004, 2003, and 2002 contained a separate paragraph stating “as discussed in Note 2 to the consolidated financial statements, the Company changed, effective July 1, 2002, its method of accounting for goodwill and other intangible assets as required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and Statement of Financial Accounting Standard No. 141, Business Combinations.”

In connection with its audit for the fiscal years ended June 30, 2004 and 2003, and during the course of KPMG’s audit of fiscal year ended June 30, 2004 and the subsequent interim period through November 28, 2005, there were (1) no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the subject matter of the disagreements in connection with its report, and (2) no events of the type listed in paragraphs (A) through (D) of Item 304(a)(1)(v) of Regulation S-K, except that 1) KPMG reported in a letter to the Company's Audit Committee dated December 15, 2005 that during its audit of the Company's consolidated financial statements as of and for the fiscal year ended June 30, 2004, it noted material weaknesses in internal controls related to: accounting for revenue recognition and related sales returns, credit memos, and allowances; accounting for cutoff and period-end close adjustments related to accrued liabilities and prepaid assets; the tracking and valuation of inventory; accounting for non-routine transactions; the timeliness and adequacy of the monthly close process; and the lack of personnel with adequate experience in preparing financial statements and related footnotes in accordance with U.S. generally accepted accounting principles, and 2) KPMG reported in a letter to the Company's Audit Committee dated August 16, 2005 that during its audit of the Company's consolidated financial statements as of and for the fiscal years ended June 30, 2003 and 2002, it noted material weaknesses in internal controls related to: accounting for revenue recognition and related sales returns, credit memos, and allowances; accounting for cutoff and period-end close adjustments related to accrued liabilities and prepaid assets; the tracking and valuation of inventory; accounting for leases; accounting for non-routine transactions; and the lack of personnel with adequate experience in preparing financial statements and related footnotes in accordance with U.S. generally accepted accounting principles. The Audit Committee and the Company's management discussed such material weaknesses in internal controls with KPMG, and the Company has authorized KPMG to respond fully to the inquiries of the Company’s new principal accountant with respect thereto.

Hansen, Barnett & Maxwell

On October 28, 2005, the Company engaged Hansen, Barnett & Maxwell, A Professional Corporation (“HBM”), as its new principal accountants to audit the Company’s financial statements for the fiscal year ended June 30, 2005. The Audit Committee of the Company’s Board of Directors recommended and approved the engagement of HBM.

During the Company’s two most recent fiscal years and through October 28, 2005, the Company did not consult HBM with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's consolidated financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to that Item) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

The dismissal of KPMG and engagement of HBM as the Company’s principal accountants were discussed on a November 2, 2005 Form 8-K.

ITEM 9A.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the required time periods and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, we have completed an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Interim Chief Financial Officer, of the effectiveness and the design and operation of our disclosure controls and procedures. This evaluation has allowed us to make conclusions in 2005, as set forth below, regarding the state of our disclosure controls and procedures as of June 30, 2004. In conducting this evaluation, we considered matters relating to actions taken by us within the past two years to identify and enhance the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting. In connection with the restatement process, we also identified the internal controls over financial reporting that could or should have prevented or mitigated the errors. See Form 10-K for the year ended June 30, 2003, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Restatements and Reclassifications of Previously Issued Consolidated Financial Statements.

We concluded that as of June 30, 2004, the following material weaknesses in our internal controls existed:

•
We have a material weakness with respect to accounting for revenue recognition and related sales returns, credit memos, and allowances. Accounting policies and practices over revenue recognition and sales returns were inconsistent with United States GAAP. As a result, we improperly accelerated revenue recognition. Policies and practices did not properly consider the ability to estimate returns.

•
We have a material weakness related to accounting for cutoff and period-end close adjustments related to accrued liabilities and prepaid assets. Accounting policies and practices over cutoff and period-end close adjustments related to accrued liabilities and prepaid assets were inconsistent with U.S. GAAP. This material weakness resulted in recording accruals and amortizing certain prepaid assets to operating expenses in improper periods.

•
We have a material weakness related to the tracking and valuation of inventory, including controls to identify and properly account for obsolete inventory. Accounting policies and practices over tracking and valuation of inventory, including controls to identify and properly account for slow-moving or obsolete inventory were inconsistent with U.S. GAAP. This material weakness resulted in misstatements in the recording and presentation of inventories, including consigned inventory, obsolete and slow-moving inventories, errors in the capitalization of overhead expenses, errors in recording inventories at the lower-of-cost or market, and errors for inventory shrinkage.

•
We have a material weakness in accounting for non-routine transactions, which include discontinued operations, and evaluation and recognition of impairment charges. Accounting policies and practices over accounting for such non-routine transactions were inconsistent with U.S. GAAP. This material weakness resulted in improper amortization and depreciation of long-lived assets, improper identification and recording of activities related to discontinued operations, improper recording and reporting the sale of business units, and improper evaluation of triggering events associated with impairment of long-lived assets.

•
We have a material weakness in the timeliness and adequacy of the monthly close process. We lack personnel with adequate experience in accounting matters to analyze and interpret accounting data in a timely manner.

•	We have a material weakness in financial reporting. We lack personnel with adequate experience in preparing financial statements and related footnotes in accordance with U.S. GAAP.

The following actions have been commenced since December 2003 in response to the inadequacies noted above:

•	Termination or resignation of Company officers and various financial and accounting personnel.

•	Hiring of accounting personnel with experience in accounting matters and financial reporting.

•	Implementation of policies imposing limits on shipments to distributors based on an evaluation of their credit and inventory stocking levels.

•
Initiation of an evaluation and remediation process with respect to internal controls over financial reporting and related processes designed to identify internal controls that mitigate financial reporting risk and identify control gaps that may require further remediation.

•
Reevaluation of prior policies and procedures and the establishment of new policies and procedures for such matters as non-routine and complex transactions, account reconciliation procedures, and contract management procedures.

•	On-going training and monitoring by management to ensure operation of controls as designed.

•	Adoption of a Code of Ethics.

•
Establishment of a Disclosure Committee of members of Company management with the purpose of reviewing disclosures to be made to the investment community or to shareholders to gauge that the disclosures are accurate and complete and that the disclosures fairly present the Company’s financial condition and results of operations in all material respects.

We have committed considerable resources to date, to the reviews and remedies described above, although certain of such items are on-going as of this filing date, and it will take time to realize all the benefits. Additional efforts will be required to remediate all of these material weaknesses in our controls. In addition, the effectiveness of any system of disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing, and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate improper conduct completely. As a result, there can be no assurance that our disclosure controls and procedures will detect all errors or fraud.

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

Brad R. Baldwin
Brad R. Baldwin joined our Board of Directors in 1988. Mr. Baldwin is an attorney licensed to practice in Utah. Since April 2001, he has been engaged in the commercial real estate business with Commerce CRG in Salt Lake City, Utah. From February 2000 to March 2001, Mr. Baldwin was an executive with Idea Exchange Inc. From October 1994 to January 2000, he served as President and Chief Executive Officer of Bank One, Utah, a commercial bank headquartered in Salt Lake City, Utah. Mr. Baldwin holds a Degree in Finance from the University of Utah and a Juris Doctorate Degree from the University of Washington.
		49	1988

Larry R. Hendricks
Larry R. Hendricks joined our Board of Directors in June 2003. Mr. Hendricks is a Certified Public Accountant who retired in December 1992 after serving as Vice-President of Finance and General Manager of Daily Foods, Inc., a national meat processing company. During his 30-year career in accounting, he was also a self-employed CPA and worked for the international accounting firm Peat Marwick & Mitchell. Mr. Hendricks currently serves on the Board of Directors for Tunex International and has served on the boards of eight other organizations, including Habitat for Humanity, Daily Foods, and Skin Care International. He earned a Bachelor's Degree in Accounting from Utah State University and a Master of Business Administration Degree from the University of Utah. Mr. Hendricks is currently a member of the American Institute of Certified Public Accountants and the Utah Association of Certified Public Accountants.
		62	2003

Scott M. Huntsman
Scott M. Huntsman joined our Board of Directors in June 2003. Mr. Huntsman has served as President and Chief Executive Officer of GlobalSim, a private technology and simulation company, since February 2003 and Chief Financial Officer from April 2002 to February 2003. Prior to GlobalSim, he spent 11 years on Wall Street as an investment banker, where he focused on mergers, acquisitions, and corporate finance transactions. From August 1996 to 2000, Mr. Huntsman served at Donaldson, Lufkin and Jenrette Securities Corporation until their merger with Credit Suisse First Boston where he served until January 2002. Mr. Huntsman earned a Bachelor's Degree from Columbia University and a Master of Business Administration Degree from The Wharton School at the University of Pennsylvania. He also studied at the London School of Economics as a Kohn Fellowship recipient.
		39	2003

Harry Spielberg	Harry Spielberg joined our Board of Directors in January 2001. Since January 1996, Mr. Spielberg has been the Director of Cosentini Information Technologies’ Audiovisual Group, a division of the consulting engineering firm Cosentini Associates. Prior to 1996, Mr. Spielberg served as Vice-President, Engineering for Media Facilities Corp. and Barsky & Associates. Mr. Spielberg received a Bachelor’s Degree in Psychology from the State University of New York.	53	2001

David Weiner was a member of our Board of Directors until January 2005 when he resigned his position.

Director Committees

Our Board of Directors currently has two standing committees; namely, the audit and compensation committees.

The Audit Committee. The audit committee assists the board in its general oversight of our financial reporting, internal controls, and audit functions and is directly responsible for the appointment, retention, compensation, and oversight of our independent auditor. The audit committee is currently composed of Brad R. Baldwin, Scott M. Huntsman, and Larry R. Hendricks (Chair). The board has determined that Mr. Hendricks is a financial expert and is independent within the meaning of NASDAQ Rule 4200(a)(15).

The Compensation Committee. The compensation committee makes recommendations to the Board of Directors regarding remuneration of our executive officers and directors and administers the incentive plans for our directors, officers, and employees. The compensation committee is currently composed of Brad R. Baldwin, Scott M. Huntsman, and Edward Dallin Bagley (Chair).

Meetings of the Board of Directors and Committees

The Board of Directors held twelve meetings during fiscal 2004. The audit committee held 21 meetings during fiscal 2004. The compensation committee held 2 meetings during fiscal 2004. In 2004, each director attended at least 75 percent of the meetings of the Board of Directors and the committees on which they served.

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

ClearOne Communications, Inc.
1825 Research Way
Salt Lake City, Utah 84119
Attention: Corporate Secretary

Executive Officers

Our executive officers as of the date of this filing are as follows:

Name	Age	Position

Zeynep “Zee” Hakimoglu	52	President and Chief Executive Officer
Craig E. Peeples	38	Interim Chief Financial Officer and Corporate Controller
Tracy A. Bathurst	41	Vice-President of Product Line Management
DeLonie N. Call	52	Vice-President of Human Resources and Corporate Secretary
Werner H. Pekarek	56	Vice-President of Operations
Joseph P. Sorrentino	50	Vice-President of Worldwide Sales and Marketing

Zee Hakimoglu
Zee Hakimoglu joined us in December 2003 with more than 15 years of executive and senior-level, high-tech management experience and was appointed as President and Chief Executive Officer in July 2004. She served in a variety of executive business development, product marketing, and engineering roles including Vice-President of Product Line Management for ClearOne from December 2003 to July 2004; Vice-President of Product Line Management for Oplink Communications, a publicly traded developer of fiber optic subsystems and components from December 2001 to December 2002; President of OZ Optics USA, a manufacturer of fiber optic test equipment and components from August 2000 to November 2001; and various management positions including Vice-President of Wireless Engineering and wireless business unit Vice-President for Aydin Corp., a telecommunications equipment company, formerly traded on the New York Stock Exchange from May 1982 until it was acquired in September 1996. Her business unit at Aydin was the largest provider of digital microwave radios to the US Army, which used the radios in Desert Storm and a variety of NATO operations. She also was Vice-President of Business Development for Kaifa Technology from October 1998 to August 2000 and was instrumental in its acquisition by E-Tek Dynamics, then again acquired by JDS Uniphase. Through these acquisitions, she held the role of Deputy General Manager of the Kaifa business unit. Ms. Hakimoglu earned a Bachelor of Science Degree in Physics from California State College, Sonoma, and a Master’s Degree in Physics from Drexel University.

Craig Peeples
Craig Peeples joined us in August 2005 as our Corporate Controller with more than 15 years of diverse financial experience and was appointed as Interim Chief Financial Officer in September 2005. From May 2001 to August 2005, Mr. Peeples held various positions at Mrs. Fields Famous Brands, a public reporting franchisor/retailer of premium snack foods, including Director of Compliance & Audits and TCBY Controller. Mr. Peeples was the Vice-President and Corporate Controller for TenFold Corporation, a public, software company, from March 2000 to March 2001. From September 1993 to March 2000, Mr. Peeples worked in the assurance and business advisory practice of Arthur Andersen LLP, at the time a "Big-6" public accounting firm, most recently with the title Experienced Manager. Mr. Peeples is a graduate of the Marriott School of Management at Brigham Young University where he earned his Master of Accountancy and cum Laude Bachelor of Science degrees concurrently. Mr. Peeples is a Utah-state licensed certified public accountant and a member of the American Institute of Certified Public Accountants.

Tracy Bathurst
Tracy Bathurst joined us in September 1988 and held several positions with us until he was named Vice-President of Product Line Management in January 2005. He was most recently ClearOne’s Director of Research and Development and has nearly 20 years experience in defining and developing communications-related products and technology. Mr. Bathurst has lead the design and development of ClearOne’s high performance audio and telecommunications equipment. He earned a Bachelor of Science degree in Industrial Technology from Southern Utah University.

DeLonie Call
DeLonie Call joined us in October 2001 with nearly 15 years experience in management and executive-level human resources positions. She currently serves as Vice-President of Human Resources. From April 2000 to September 2001, Ms. Call was Director of Human Resources for Iomega Corp. and from June 1996 to November 2000 she was Vice-President of Human Resources for Vitrex Corp., a start-up technology company. Ms. Call graduated from Weber State University with a Bachelor of Science Degree in Business Management and Economics.

Werner Pekarek
Werner Pekarek joined us in January 2005 with more than 15 years of executive level operations experience, including responsibility for process development, production planning and implementation, purchasing, supply chain management and customer service. Mr. Pekarek was Vice-President of Operations for start-up high tech companies Break Points from July 2002 to December 2004 and Optical Micro Machines from November 2000 to June 2002. Mr. Pekarek also held executive operations roles with Siemens Communications including Vice-President of Operations for Siemens Communications Devices, Consumer Products from 1997 to 2000, Vice-President of Operations for Siemens Information & Communications Networks, Networking Gear from 1992 to 1997, Vice-President of Operations for Siemens Wireless, Consumer Products from 1989 to 1992, and various other management positions for Siemens from 1980 to 1989. His expertise includes low-volume, high-mix networking gear and high-volume consumer wireless and cordless phone products. Mr. Pekarek earned a Bachelor of Science Degree in Electrical Engineering from the University of Paderborn in Germany.

Joseph Sorrentino
Joseph Sorrentino joined us in November 2004 with more than 25 years experience in various executive management and sales-related positions. From April 2002 to November 2004, Mr. Sorrentino was Vice-President of Sales for Polycom’s voice communications division. Prior to Polycom, he served as Vice-President of Worldwide Sales for 3Ware, a start-up storage company from July 1999 to August 2001, and for IBM’s storage systems division from October 1997 to February 1999, where he managed the company’s largest storage customers. He has also worked for Motorola, Seagate, and Adaptec. Mr. Sorrentino earned a Bachelor of Science Degree from San Jose State University.

Compliance with Section 16(a) of the Exchange Act (Beneficial Ownership Reporting Compliance)

Section 16(a) of the Exchange Act, as amended, requires our directors and executive officers, and persons who own more than 10 percent of a registered class of our equity securities to file with the SEC initial reports of ownership on Form 3 and reports of changes of ownership of our equity securities on Forms 4 and 5. Officers, directors, and greater than 10 percent shareholders are required to furnish us with copies of all Section 16(a) reports they file.

Based solely on a review of the reports and amendments to reports furnished to us, we believe that all reports required by Section 16(a) were filed on a timely basis, except that the following reports were filed late: (i) the Form 3 dated November 14, 2003 for Charles A. Callis, former Vice-President of International Operations; (ii) the Form 3 dated July 27, 2004 for David Hubbard, former Vice-President of Operations; and (iii) the Form 3 dated July 27, 2004 for Donald E. Frederick, former Chief Financial Officer.

Code of Ethics

On November 18, 2004, the Board of Directors adopted a code of ethics that applies to our Board of Directors, executive officers, and employees. A copy of our code of ethics is included as an exhibit to this report. Copies may also be requested, free of charge, from our Corporate Secretary at the following address:

ClearOne Communications, Inc.
1825 Research Way
Salt Lake City, Utah 84119
Attention: Corporate Secretary

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth for the periods indicated the compensation paid to or accrued for the benefit of each person who served as our Chief Executive Officer during fiscal 2004, our next four most highly compensated executive officers who were serving as executive officers on June 30, 2004 and two additional persons who had served as executive officers during a portion of 2004 but were no longer serving in such positions on June 30, 2004 (collectively referred to herein as the “named executive officers”). The position identified in the table for each person is the position they held with us as of June 30, 2004.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation
					Awards	Payouts
Name and Position	Fiscal Year	Salary	Paid Bonus	Other Annual Compen- sation[1]	Securities Under- lying Options /SARS	All Other Compen- sation[2]

Chief Executive Officers During Fiscal 2004

Michael Keough	2004	$203,457	$41,000	-	150,000	$46,154
Chief Executive Officer and President [3]
	2003	$119,230	-	-	50,000	-

Frances M. Flood	2004	$115,385	-	-	-	$306,000
President and Chief Executive Officer [4]
	2003	$231,199	-	-	300,000	$1,095

	2002	$179,615	$76,006	-	100,000	$2,148

Executive Officers as of June 30, 2004

Charles A. Callis	2004	$140,000	$41,200	-	105,000	-
Vice President [5]
	2003	$75,385	-	-	-	-

Angelina Beitia	2004	$135,000	$27,675	-	105,000	$810
Vice President [6]
	2003	$116,226	-	$400	15,000	-

	2002	$118,462	$5,000	$2,005	-	$3,900

DeLonie N. Call	2004	$100,000	$20,500	-	105,000	$600
Vice President
	2003	$97,660	-	-	15,000	$946

	2002	$62,308	$2,000	-	25,000	$900

Zee Hakimoglu	2004	$75,293	$2,359	-	50,000	$388
Vice-President [7]

Former Executive Officers

Gregory L. Rand	2004	$106,672	$30,750	-	72,000	$75,000
President and Chief Operating Officer [8]
	2003	$130,256	-	-	50,000	-

George E. Claffey	2004	$127,949	$30,750	-	120,000	$61,192
Chief Financial Officer [9]
	2003	$60,000	-	-	-	-
____________

[1]	The Company did not pay or provide perquisites or other benefits during the periods indicated by any named executive officer in an aggregate amount exceeding $50,000.
[2]	These amounts reflect our contributions to our deferred compensation plan, 401(k) plan, or severance compensation on behalf of the named executive officers.
[3]
Mr. Keough was employed as an executive officer from November 18, 2002 to June 16, 2004. Mr. Keough served as our Chief Executive Officer from January 21, 2003 to June 16, 2004. Mr. Keough received a total severance payment of $46,154.

[4]
Ms. Flood was on paid administrative leave from January 21, 2003 to December 5, 2003. Ms. Flood’s employment and position as an executive officer terminated on December 5, 2003. As discussed herein, Ms. Flood entered into an employment separation agreement with the Company pursuant to which she received a total payment of $350,000 and she returned to the Company for cancellation 35,000 shares of the Company’s common stock valued by the Company at $44,000 and 706,434 stock options (461,433 of which were vested). The Company booked $306,000 of the $350,000 as severance compensation.

[5]
Mr. Callis was employed as an executive officer from December 9, 2002 to September 17, 2004. He served as our Vice-President of International Operations from December 9, 2002 to January 22, 2004 and as our Vice-President of Worldwide Sales from January 22, 2004 to September 17, 2004.

[6]	Ms. Beitia’s employment and position as an executive officer terminated on July 1, 2004 in connection with the sale of our conferencing services business segment to Premiere.
[7]	Ms. Hakimoglu served as our Vice-President of Product Line Management from December 2003 to July 8, 2004. On July 8, 2004, Ms. Hakimoglu was named as our President and Chief Executive Officer.
[8]	Mr. Rand was employed as an executive officer on from August 12, 2002 to February 27, 2004. Mr. Rand received a total severance payment of $75,000.
[9]	Mr. Claffey was employed as an executive officer on from January 28, 2003 to April 6, 2004. Mr. Claffey received a total severance payment of $61,192.

Options/SAR Grants in Last Fiscal Year

The following table sets forth the stock option grants made to the named executive officers for fiscal 2004. We did not grant any stock appreciation rights, or SARs, to the named executive officers during fiscal 2004.

The exercise price per share of each option granted was equal to the closing price of our common stock on the date of grant.

OPTION GRANTS IN FISCAL YEAR ENDED JUNE 30, 2004
(INDIVIDUAL GRANTS)

	Number of Securities Underlying Options	Percent of Total Options Granted to Employees	Exercise or Base	Expiration	Potential Realizable Value of Assumed Annual Rate of Stock Price Appreciation for Option Term[4]
Name and Position	Granted (#)	in Fiscal Year[1]	Price ($/Sh)	Date	5%($)	10%($)

Chief Executive Officer During Fiscal 2004

Michael Keough	90,000[2]	8%	$2.80	11/12/2013	$179,006	$466,985
	60,000[2]	6%	$6.40	3/24/2014	$272,770	$711,597

Frances M. Flood	-	-	$-	-	$-	$-

Executive Officers as of June 30, 2004

Charles A. Callis	63,000[3]	6%	$2.80	11/12/2013	$125,301	$326,890
	42,000[3]	4%	$6.40	3/24/2014	$190,939	$498,118

Angelina Beitia	63,000[3]	6%	$2.80	11/12/2013	$125,301	$326,890
	42,000[3]	4%	$6.40	3/24/2014	$190,939	$498,118

DeLonie N. Call	63,000[3]	6%	$2.80	11/12/2013	$125,301	$326,890
	42,000[3]	4%	$6.40	3/24/2014	$190,939	$498,118

Zee Hakimoglu	50,000[2]	5%	$6.40	3/24/2014	$227,309	$592,997

Former Executive Officers

Gregory L. Rand	72,000[3]	7%	$2.80	11/12/2013	$143,204	$373,588

George E. Claffey	72,000[3]	7%	$2.80	11/12/2013	$143,204	$373,588
	48,000[3]	4%	$6.40	3/24/2014	$218,216	$569,227

____________

1.	Based on aggregate of 1,087,500 shares subject to options granted to our employees in 2004, including the named executive officers.

2.
The options have a ten-year term and vest over a three-year period with one-third vesting on the first anniversary of the grant date and the remaining two-thirds vesting in equal monthly installments over the remaining 24-month period. The options vest immediately upon a change of control as defined in the plan or our Board of Directors has authority to accelerate vesting in the event of certain specified corporate transactions.

3.
The options have a ten-year term and vest over a four-year period with one-fourth vesting on the first anniversary of the grant date and the remaining three-fourths vesting in equal monthly installments over the remaining 36-month period. The options vest immediately upon a change of control as defined in the plan or our Board of Directors has authority to accelerate vesting in the event of certain specified corporate transactions.

4.
Potential realizable values are computed by (1) multiplying the number of shares of common stock subject to a given option by the per-share assumed stock value compounded at the annual 5 percent or 10 percent appreciation rate shown in the table for the entire ten-year term of the option and (2) subtracting from that result the aggregate option exercise price. The 5 percent and 10 percent assumed annual rates of stock price appreciation are mandated by the rules of the SEC and do not represent our estimate or projection of the future prices of our common stock. Actual gains, if any, on stock option exercises are dependent on our future financial performance, overall market conditions, and the named executive officer’s continued employment through the vesting periods. The actual value realized may be greater or less than the potential realizable value set forth in the table.

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

The following table sets forth information concerning stock options exercised by the named executive officers during fiscal 2004 and the year-end value of in-the-money, unexercised options:

AGGREGATED OPTION EXERCISES IN FISCAL YEAR ENDED JUNE 30, 2004
AND FISCAL YEAR-END OPTION VALUES

Name and Position	Shares Acquired on Exercise (#)	Value Realized ($)[1]	Number of Securities Underlying Unexercised Options at FY-End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at FY-End ($) Exercisable/ Unexercisable[2]

Chief Executive Officers During Fiscal 2004

Michael Keough[3]	-	$-	18,749/-	$32,811/$-

Frances M. Flood[4]	-	$-	-/-	$-/$-

Executive Officers as of June 30, 2004

Charles A. Callis	-	$-	-/105,000	$-/$170,100

Angelina Beitia[5]	-	$-	10,624/134,376	$12,186/$187,164

DeLonie N. Call	-	$-	9,749/135,251	$12,186/$187,614

Zee Hakimoglu	-	$-	-/50,000	$-/$-

Former Executive Officers

Gregory L. Rand[3]	-	$-	25,000/-	$48,750/$-

George E. Claffey	-	$-	-/-	$-/$-

____________

[1]	Based upon the market price of the purchased shares on the exercise date less the option exercise price paid for such shares.

[2]
Based on the market price of $5.50 per share, which was the closing selling price of our common stock on the Pink Sheets on the last business day of our 2004 fiscal year, less the option exercise price payable per share.

[3]
In February 2003, we determined not to permit the exercise of stock options granted under the 1990 Plan or the 1998 Plan until such time as we have become current in the filing of periodic reports with the SEC. We provided for an extension of the exercise period of certain options to prevent them from expiring without the holder having had the opportunity to exercise them. Currently, Mr. Keough holds 18,749 vested stock options and Mr. Rand holds 25,000 vested stock options.

[4]
As discussed herein, on December 5, 2003, we entered into an employment separation agreement with Frances Flood, our former Chief Executive Officer, which generally provided that she would resign from her positions and employment with the Company. Under the agreement, Ms. Flood delivered to us for cancellation 706,434 stock options (461,433 of which were vested). No options remain outstanding for Ms. Flood.

[5]
As discussed herein, on July 15, 2004, we entered into an employment settlement agreement and release with Angelina Beitia. In connection with such agreement, she surrendered and delivered to us all outstanding vested and unvested options.

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

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Employment Agreement. On October 24, 2002, we entered into a three-year employment agreement with Frances Flood, which was terminated on December 5, 2003 pursuant to the employment separation agreement discussed below.

Employment Separation Agreements. On December 5, 2003, the Company entered into employment separation agreements with each of Frances Flood, the Company’s former Chairman, Chief Executive Officer, and President, and Susie Strohm, the Company’s former Chief Financial Officer, which generally provided that such persons would resign from their positions and employment with the Company, and the Company would make one-time, lump-sum payments to such persons in consideration of their surrender and delivery to the Company of shares of the Company’s common stock and Company stock options and their release of claims against the Company. Such persons also agreed to cooperate with the Company in the SEC action and related proceedings and the Company agreed to continue to indemnify such persons for attorneys fees incurred in the SEC action and related proceedings, subject to the limitations imposed by Utah law. The Company also released any existing claims against such persons except such claims as to which indemnification would not be permitted by Utah law. The agreement with Ms. Flood provided for a payment to her of $350,000 and her surrender and delivery to the Company of 35,000 shares of the Company’s common stock and 706,434 stock options (461,433 of which were vested). The agreement with Ms. Strohm provided for a payment to her of $75,000 and her surrender and delivery to the Company of 15,500 shares of the Company’s common stock and 268,464 stock options (171,963 of which were vested).

As of the end of fiscal 2004, no other named executive officer was party to an employment or severance agreement with us, and each named executive officer’s employment was on an “at-will” basis.

Settlement Agreements and Releases. We entered into settlement agreements and releases with four former executive officers in connection with the cessation of their employment, which generally provided for their resignations from their positions and employment with the Company, the payment of severance in increments in accordance with the regular payroll schedule, and a general release of claims against the Company by each of such persons. On February 27, 2004, an agreement was entered into with Greg Rand, the Company’s former President and Chief Operating Officer, which generally provided for a severance payment of $75,000 and an accelerated vesting of 25,000 stock options. On April 6, 2004, an agreement was entered into with George Claffey, the Company’s former Chief Financial Officer, which generally provided for a severance payment of $61,192. On June 16, 2004, an agreement was entered into with Mike Keough, the Company’s former Chief Executive Officer, which generally provided for a severance payment of $46,154 and vested options totaling 18,749 stock options. On July 15, 2004, an agreement was entered into with Angelina Beitia, the Company’s former Vice-President, which generally provided for a lump-sum payment of $100,000. In addition Ms. Beitia surrendered and delivered to the Company all outstanding vested and unvested options. In accordance with the terms of our stock option plans, any unvested stock options terminated on the date of termination of such persons’ employment with the Company.

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

Compensation Committee Interlocks and Insider Participation

The Compensation Committee during fiscal 2004 was composed of Brad R. Baldwin, Scott M. Huntsman, and Edward Dallin Bagley. This same composition exists today. Mr. Bagley also served as a consultant to the Company from November 2002 through January 2004 and was paid $5,000 monthly for his services. No interlocking relationships exist between any member of the Company’s Board of Directors or Compensation Committee and any member of the board of directors or compensation committee of any other company nor has any such interlocking relationship existed in the past. No member of the Compensation Committee is or was formerly an executive officer or an employee of the Company or its subsidiaries.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information regarding ownership of our common stock as of November 30, 2005 by (i) each person known to us to be the beneficial owner of more than 5 percent of our outstanding common stock, (ii) each director, (iii) the named executive officers, and (iv) all of our executive officers and directors as a group. Each person has sole investment and voting power with respect to the shares indicated, subject to community property laws where applicable, except as otherwise indicated below. The address for each director and officer is in care of ClearOne Communications, Inc., 1825 Research Way, Salt Lake City, Utah 84119.

Names of Beneficial Owners	Amount of Beneficial Ownership	Percentage of Class[1]
Directors and Executive Officers
Edward Dallin Bagley[2]	1,809,601	14.1%
Brad R. Baldwin[3]	186,666	1.5%
DeLonie N. Call[4]	87,228	0.7%
Zee Hakimoglu[5]	80,555	0.6%
Harry Spielberg[6]	64,000	0.5%
Tracy A. Bathurst[7]	63,100	0.5%
Larry R. Hendricks[8]	30,500	0.2%
Scott M. Huntsman[9]	30,500	0.2%
Joseph P. Sorrentino[10]	21,388	0.2%
Werner Pekarek[11]	15,000	0.1%

Directors and Executive Officers as a Group
(11 people)[12]	2,388,538	18.7%

[1]
For each individual included in the table, the calculation of percentage of beneficial ownership is based on 12,184,727 shares of common stock outstanding as of November 30, 2005 and shares of common stock that could be acquired by the individual within 60 days of November 30, 2005, upon the exercise of options or otherwise.

[2]
Includes 126,166 shares held by Mr. Bagley’s spouse with respect to which he disclaims beneficial ownership and options to purchase 139,000 shares that are exercisable within 60 days after November 30, 2005.

[3]
Includes 88,666 shares held in the Baldwin Family Trust; 9,000 shares owned directly, which are held in an IRA under the name of Mr. Baldwin; and options to purchase 89,000 shares that are exercisable within 60 days after November 30, 2005.

[4]	Includes options to purchase 86,853 shares that are exercisable within 60 days after November 30, 2005.

[5]	Includes options to purchase 80,555 shares that are exercisable within 60 days after November 30, 2005.

[6]	Includes options to purchase 64,000 shares that are exercisable within 60 days after November 30, 2005.

[7]	Includes options to purchase 62,602 shares that are exercisable within 60 days after November 30, 2005.

[8]	Includes options to purchase 30,500 shares that are exercisable within 60 days after November 30, 2005.

[9]	Includes options to purchase 30,500 shares that are exercisable within 60 days after November 30, 2005.

[10]	Includes options to purchase 21,388 shares that are exercisable within 60 days after November 30, 2005.

[11]	Includes options to purchase 15,000 shares that are exercisable within 60 days after November 30, 2005.

[12]	Includes options to purchase a total of 619,398 shares that are exercisable within 60 days after November 30, 2005 by executive officers and directors.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Indemnification of Officers and Directors. The Company’s by-laws and the Utah Revised Business Corporation Act provide for indemnification of directors and officers against reasonable expenses incurred by such persons in connection with civil or criminal actions or proceedings to which they have been made parties because they are or were directors or officers of the Company or its subsidiaries. Indemnification is permitted if the person satisfies the required standards of conduct. Certain of the litigation matters described in “Item 3. Legal Proceedings” involved certain of the Company’s current and former directors and officers, all of whom are covered by the aforementioned indemnity and if applicable, certain prior period insurance policies. The Company has indemnified such persons for legal expenses incurred by them in such actions and has sought reimbursement from its insurance carriers. The Company cannot predict with certainty the extent to which the Company will recover the indemnification payments from its insurers. The Company has made payments to the law firms representing such current and former directors and officers in the aggregate amount of approximately $1.7 million during the period from January 2003 through September 30, 2005.

Joint Prosecution and Defense Agreement. In connection with the Insurance Coverage Action described herein under the caption “Item 3. Legal Proceedings,” the Company and its counsel entered into a Joint Prosecution and Defense Agreement dated as of April 1, 2004 with Edward Dallin Bagley, Chairman of the Board of Directors, and his counsel, which generally provides that ClearOne and Mr. Bagley will jointly prosecute their claims against the carriers of certain prior period directors and officers liability insurance policies and jointly defend the claims made by the insurance carriers in order to reduce litigation expenses. In the litigation, ClearOne is generally pursuing claims to recover the policy limits of certain officer and director liability insurance policies and Mr. Bagley is pursuing related claims to recover losses he incurred as a result of such carriers’ refusal to pay the policy limits which refusals caused ClearOne to enter into a settlement agreement in the class action litigation that diluted Mr. Bagley’s shareholdings in ClearOne. The agreement, as amended, provides that the two law firms shall jointly represent ClearOne and Mr. Bagley, the parties shall cooperate in connection with the conduct of the litigation and that ClearOne shall pay all litigation expenses, including attorneys’ fees of its counsel and Mr. Bagley’s counsel, except litigation expenses which are solely related to Mr. Bagley’s claims in the litigation. In February 2005, we entered into a confidential settlement agreement with Lumbermens Mutual pursuant to which ClearOne and Mr. Bagley received a lump-sum cash amount and the plaintiffs agreed to dismiss their claims against Lumbermens Mutual with prejudice. The cash settlement will be held in a segregated account until the claims involving National Union have been resolved, at which time the amounts received in the action will be allocated among the Company and Mr. Bagley. The Joint Prosecution and Defense Agreement does not explain any allocation method and no allocation discussions have occurred.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

ClearOne engaged KPMG in December 2003 to replace Ernst & Young as its independent registered public accountants. ClearOne engaged KPMG to audit its financial statements for its 2004 and 2003 fiscal years and to reaudit its consolidated financial statements for its 2002 and 2001 fiscal years, as well as to perform quarterly reviews on the quarters within each of these fiscal years. Since KPMG was engaged for a multi-year audit engagement, it is not practicable to separate fees incurred into the specific audit period covered by the multi-period fees.

The fees for the audits and quarterly reviews related to the June 30, 2003, 2002, and 2001 financial statements, audit-related fees, taxes, and other fees provided by KPMG were as follows:

Audit Fees	$2,204,109
Audit-Related Fees	13,029
Tax Fees	126,106

Total	$2,343,244

ClearOne also engaged KPMG to audit its financial statements for fiscal 2004 as well as to perform quarterly reviews on the quarters within this fiscal year. The fees for the audit and quarterly reviews related to June 30, 2004 financial statements, audit-related fees, taxes and other fees provided by KPMG were as follows:

Audit Fees	$906,918
Other	27,110

Total	$934,028

“Audit Fees” consisted of fees billed for services rendered for the audit or reaudit of ClearOne’s annual financial statements, Statement on Audit Standards (“SAS”) 100 reviews of quarterly financial information included herein, and other services normally provided in connection with statutory and regulatory filings. “Audit-Related Fees” consisted of fees billed for consents on audit opinions for acquirees of the Company. “Tax Fees” consisted of fees billed for tax payment planning and tax preparation services. “Other” consisted of fees billed for document production related to legal proceedings.

Our Audit Committee Charter provides for pre-approval of non-audit services performed by our independent registered public accountants. All of the services performed by KPMG described above under the captions "Audit-Related Fees" and "Tax Fees" were approved in advance by our Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	Financial Statements

The following financial statements are filed as part of this report in a separate section of this Form 10-K beginning on page F-1.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2004 and 2003
Consolidated Statements of Operations and Comprehensive Loss for fiscal years ended June 30, 2004, 2003, and 2002
Consolidated Statements of Shareholders’ Equity for fiscal years ended June 30, 2004, 2003, and 2002
Consolidated Statements of Cash Flows for fiscal years ended June 30, 2004, 2003, and 2002
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements and notes thereto.

3.	Exhibits

The following documents are included as exhibits to this report.

Exhibit No.	SEC Ref. No.	Title of Document	Location
3.1	3	Articles of Incorporation and amendments thereto	Incorp. by reference[1]
3.2	3	Bylaws	Incorp. by reference[2]
10.1	10	Employment Separation Agreement between ClearOne Communications, Inc. and Frances Flood, dated December 5, 2003.*	Incorp. by reference[8]
10.2	10	Employment Separation Agreement between ClearOne Communications, Inc. and Susie Strohm, dated December 5, 2003.*	Incorp. by reference[8]
10.3	10
Share Purchase Agreement between ClearOne Communications, Inc. and ClearOne Communications of Canada, Inc. and 3814149 Canada, Inc., 3814157 Canada, Inc., Stechyson Family Trust, Jim Stechyson, Norm Stechyson, and Heather Stechyson Family Trust, dated as of August 16, 2002
			Incorp. by reference[8]
10.4	10	Asset Purchase Agreement between ClearOne Communications, Inc. and Comrex Corp., dated as of August 23, 2002.	Incorp. by reference[8]
10.5	10
Agreement and Plan of Merger dated January 21, 2003, between ClearOne Communications, Inc., Tundra Acquisitions Corporation, and E.mergent, Inc., and the related Voting Agreement with E.mergent shareholders
			Incorp. by reference[3]
10.6	10
Share Purchase Agreement among ClearOne Communications, Inc. (then named Gentner Communications Corporation), Gentner Ventures, Inc., and the shareholders of Ivron Systems, Ltd. dated October 3, 2001, and amendment thereto
			Incorp. by reference[4]
10.7	10	Joint Prosecution and Defense Agreement dated April 1, 2004 between ClearOne Communications, Inc., Parsons Behle & Latimer, Edward Dallin Bagley and Burbidge & Mitchell, and amendment thereto	Incorp. by reference[8]

10.8	10	Asset Purchase Agreement dated May 6, 2004 between ClearOne Communications, Inc. and M:SPACE, Inc.	Incorp. by reference[8]
10.9	10	Asset Purchase Agreement among Clarinet, Inc., American Teleconferencing Services, Ltd. doing business as Premiere Conferencing, and ClearOne Communications, Inc., dated July 1, 2004	Incorp. by reference[5]
10.10	10	Stock Purchase Agreement dated March 4, 2005 between 6351352 Canada Inc. and Gentner Ventures, Inc., a wholly owned subsidiary of ClearOne Communications, Inc.	Incorp. by reference[8]
10.11	10	1998 Stock Option Plan	Incorp. by reference[6]
10.12	10	1990 Incentive Plan	Incorp. by reference[7]
10.13	10	Employment Settlement Agreement and Release between ClearOne Communications, Inc. and Gregory Rand dated February 27, 2004.*	Incorp. by reference[8]
10.14	10	Employment Settlement Agreement and Release between ClearOne Communications, Inc. and George Claffey dated April 6, 2004.*	Incorp. by reference[8]
10.15	10	Employment Settlement Agreement and Release between ClearOne Communications, Inc. and Michael Keough dated June 16, 2004.*	Incorp. by reference[8]
10.16	10	Employment Settlement Agreement and Release between ClearOne Communications, Inc. and Angelina Beitia dated July 15, 2004.*	Incorp. by reference[8]
10.17	10	Manufacturing Agreement between ClearOne Communications, Inc. and Inovar, Inc. dated August 1, 2005	This filing[9]
10.18	10	Mutual Release and Waiver between ClearOne Communications, Inc. and Burk Technology, Inc. dated August 22, 2005	This filing
14.1	14	Code of Ethics, approved by the Board of Directors on November 18, 2004	Incorp. by reference[8]
21.1	21	Subsidiaries of the registrant	This filing
31.1	31	Section 302 Certification of Chief Executive Officer	This filing
31.2	31	Section 302 Certification of Interim Chief Financial Officer	This filing
32.1	32	Section 1350 Certification of Chief Executive Officer	This filing
32.2	32	Section 1350 Certification of Interim Chief Financial Officer	This filing
99.1	99	Audit Committee Charter, adopted November 18, 2004	Incorp. by reference[8]
______________
*Constitutes a management contract or compensatory plan or arrangement.

[1]	Incorporated by reference to the Registrant’s Annual Reports on Form 10-K for the fiscal years ended June 30, 1989 and June 30, 1991.
[2]	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993.
[3]	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed February 6, 2003
[4]	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed October 18, 2001 and the Current Report on Form 8-K filed April 10, 2002.
[5]	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed July 1, 2004.
[6]	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998.
[7]	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996.
[8]	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003.
[9]	The exhibits to the Manufacturing Agreement are not included in the foregoing exhibits. The Registrant undertakes to furnish supplementally to the Commission copies of any omitted items on request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARONE COMMUNICATIONS, INC.

December 16, 2005	By:	/s/ Zeynep Hakimoglu
Zeynep Hakimoglu
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zeynep Hakimoglu	President and Chief Executive Officer	December 16, 2005
Zeynep Hakimoglu	(Principal Executive Officer)

/s/ Craig E. Peeples	Interim Chief Financial Officer	December 16, 2005
Craig E. Peeples	(Principal Financial and Accounting Officer)

/s/ Edward Dallin Bagley	Chairman of the	December 16, 2005
Edward Dallin Bagley	Board of Directors

/s/ Brad R. Baldwin	Director	December 16, 2005
Brad R. Baldwin

/s/ Larry R. Hendricks	Director	December 16, 2005
Larry R. Hendricks

/s/ Scott M. Huntsman	Director	December 16, 2005
Scott M. Huntsman

/s/ Harry Spielberg	Director	December 16, 2005
Harry Spielberg

ITEM 8.	FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
ClearOne Communications, Inc.:

We have audited the accompanying consolidated balance sheets of ClearOne Communications, Inc. and subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ClearOne Communications, Inc. and subsidiaries as of June 30, 2004 and 2003 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2004 in conformity with U.S. generally accepted accounting principles.

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

KPMG LLP

Salt Lake City, Utah
December 15, 2005

CLEARONE COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30,
	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$4,207	$6,124
Restricted cash	-	200
Marketable securities	1,750	1,900
Accounts receivable, net of allowance for doubtful accounts of $24 and $0, respectively	7,225	858
Inventories, net	6,297	8,877
Income tax receivable	3,446	2,433
Deferred income tax assets	401	2,531
Prepaid expenses	532	420
Assets held for sale	3,294	6,022
Total current assets	27,152	29,365

Property and equipment, net	4,077	4,320
Intangibles, net	901	1,018
Deferred income tax assets, net	-	548
Other assets	26	25
Total assets	$32,156	$35,276

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Capital lease obligations	$6	$32
Note payable	692	652
Accounts payable	2,234	1,714
Accrued liabilities	10,764	8,510
Deferred product revenue	6,107	-
Billings in excess of costs on uncompleted contracts	375	296
Liabilities held for sale	2,329	4,389
Total current liabilities	22,507	15,593

Capital lease obligations, net of current portion	2	9
Note payable, net of current portion	240	931
Deferred income taxes, net	401	-
Total liabilities	23,150	16,533

Commitments and contingencies (see Notes 12 and 16)

Shareholders' equity:
Common stock, 50,000,000 shares authorized, par value $0.001, 11,036,233 and 11,086,733 shares issued and outstanding, respectively	11	11
Additional paid-in capital	48,395	48,258
Deferred compensation	(54)	(75)
Accumulated other comprehensive income	1,189	1,197
Accumulated deficit	(40,535)	(30,648)
Total shareholders' equity	9,006	18,743
Total liabilities and shareholders' equity	$32,156	$35,276

See accompanying notes to consolidated financial statements.

CLEARONE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share amounts)

	Years Ended June 30,
	2004	2003	2002

Revenue:
Product	$27,836	$27,512	$26,253
Business services	6,058	7,165	-
Total revenue	33,894	34,677	26,253

Cost of goods sold:
Product	13,683	15,940	10,939
Product inventory write-offs	2,696	2,175	2,945
Business services	4,052	4,055	-
Total cost of goods sold	20,431	22,170	13,884
Gross profit	13,463	12,507	12,369

Operating expenses:
Marketing and selling	8,269	6,880	7,010
General and administrative	12,907	15,398	4,376
Research and product development	3,908	2,995	3,810
Impairment losses	-	13,528	7,115
Total operating expenses	25,084	38,801	22,311

Operating loss	(11,621)	(26,294)	(9,942)

Other income (expense), net:
Interest income	52	85	293
Interest expense	(183)	(91)	(23)
Other, net	(130)	55	18
Total other income (expense), net	(261)	49	288

Loss from continuing operations before income taxes	(11,882)	(26,245)	(9,654)
Benefit for income taxes	580	1,321	173
Loss from continuing operations	(11,302)	(24,924)	(9,481)

Discontinued operations:
(Loss) income from discontinued operations	2,440	(10,761)	4,217
(Loss) gain on disposal of discontinued operations	(183)	318	280
Income tax (provision) benefit	(842)	(605)	(1,677)
(Loss) income from discontinued operations	1,415	(11,048)	2,820
Net loss	$(9,887)	$(35,972)	$(6,661)

Comprehensive Loss:
Net loss	$(9,887)	$(35,972)	$(6,661)
Foreign currency translation adjustments	(8)	1,197	-
Comprehensive loss	$(9,895)	$(34,775)	$(6,661)

See accompanying notes to consolidated financial statements.

CLEARONE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (CONTINUED)
(in thousands, except share amounts)

	Years Ended June 30,
	2004	2003	2002

Basic loss per common share from continuing operations	$(1.02)	$(2.22)	$(0.99)
Diluted loss per common share from continuing operations	$(1.02)	$(2.22)	$(0.99)

Basic (loss) earnings per common share from discontinued operations	$0.13	$(0.99)	$0.30
Diluted (loss) earnings per common share from discontinued operations	$0.13	$(0.99)	$0.30

Basic loss per common share	$(0.89)	$(3.21)	$(0.69)
Diluted loss per common share	$(0.89)	$(3.21)	$(0.69)

See accompanying notes to consolidated financial statements.

CLEARONE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Deferred	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Total Shareholders'
	Shares	Amount	Capital	Compensation	Income	Deficit)	Equity

Balances at June 30, 2001	8,612,978	$9	$8,856	$(122)	$-	$11,985	$20,728

Sales of Common Shares pursuant to exercises of stock options	195,999	-	1,020	-	-	-	1,020
Income tax benefits from stock option exercises and dispositions	-	-	452	-	-	-	452
Issuances of Common Shares under Employee Stock Purchase Plan	724	-	13	-	-	-	13
Issuance of Common Shares and warrants for cash	1,500,000	1	23,834	-	-	-	23,835
Issuance of Common Shares and options in a purchase of business	868,691	1	14,426	-	-	-	14,427
Deferred compensation resulting from the modification of stock options	-	-	103	(103)	-	-	-
Amortization of deferred compensation	-	-	-	78	-	-	78
Net loss	-	-	-	-	-	(6,661)	(6,661)
Balances at June 30, 2002	11,178,392	11	48,704	(147)	-	5,324	53,892

Sales of Common Shares pursuant to exercises of stock options	31,500	-	86	-	-	-	86
Issuances of Common Shares under Employee Stock Purchase Plan	1,841	-	8	-	-	-	8
Repurchase and retirement of Common Shares	(125,000)	-	(430)	-	-	-	(430)
Deferred compensation resulting from the modification of stock options	-	-	(110)	110	-	-	-
Net reversal of previously amortized deferred compensation	-	-	-	(38)	-	-	(38)
Foreign currency translation adjustments	-	-	-	-	1,197	-	1,197
Net loss	-	-	-	-	-	(35,972)	(35,972)
Balances at June 30, 2003	11,086,733	11	48,258	(75)	1,197	(30,648)	18,743

Repurchase and retirement of Common Shares per settlement agreements with former executive officers	(50,500)	-	(63)	-	-	-	(63)
Compensation expense resulting from the modification of stock options	-	-	200	-	-	-	200
Amortization of deferred compensation	-	-	-	21	-	-	21
Foreign currency translation adjustments	-	-	-	-	(8)	-	(8)
Net loss	-	-	-	-	-	(9,887)	(9,887)
Balances at June 30, 2004	11,036,233	$11	$48,395	$(54)	$1,189	$(40,535)	$9,006

See accompanying notes to consolidated financial statements.

CLEARONE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended June 30,
	2004	2003	2002
Cash flows from operating activities:
Net loss from continuing operations	$(11,302)	$(24,924)	$(9,481)
Adjustments to reconcile net loss to net cash provided by operations:
Loss on impairment of long-lived assets, goodwill and intangibles	-	13,528	7,115
Depreciation and amortization expense	1,952	2,083	2,176
Deferred taxes	3,079	2,224	(2,920)
Stock-based compensation	221	(38)	78
Income tax benefits from stock option exercises	-	-	452
Write-off of inventory	2,696	2,175	2,945
Gain on sale of assets	-	-	(250)
Loss (gain) on disposal of assets and fixed assets write-offs	154	(2)	(4)
Provision for doubtful accounts	24	-	-
Changes in operating assets and liabilities:
Accounts receivable	(6,391)	(372)	1,098
Inventories	(491)	1,597	(5,395)
Prepaid expenses and other assets	(111)	(123)	248
Accounts payable	520	(415)	819
Accrued liabilities	2,248	5,749	(308)
Income taxes	(911)	(2,893)	1,137
Deferred revenue	6,569	265	-
Net change in other assets/liabilities	1	48	-
Net cash (used in) continuing operating activities	(1,742)	(1,098)	(2,290)
Net cash provided by discontinued operating activities	2,826	3,641	2,805
Net cash provided by operating activities	1,084	2,543	515

Cash flows from investing activities:
Restricted cash	200	(200)	-
Purchase of property and equipment	(1,753)	(1,519)	(2,633)
Proceeds from the sale of property and equipment	5	4	10
Proceeds from the sale of assets	-	80	160
Purchase of marketable securities	(3,350)	(18,500)	(30,600)
Sale of marketable securities	3,500	29,000	18,200
Cash paid for acquisitions, net of cash received	-	(7,444)	(9,947)
Net cash (used in) provided by continuing investing activities	(1,398)	1,421	(24,810)
Net cash used in discontinued investing activities	(79)	(104)	(4,484)
Net cash (used in) provided by investing activities	(1,477)	1,317	(29,294)

Cash flows from financing activities:
Borrowings under note payable	-	1,998	-
Principal payments on capital lease obligations	(32)	(61)	(210)
Principal payments on note payable	(652)	(414)	(484)
Proceeds from sales of Common Shares	-	95	24,869
Purchase and retirement of Common Shares	(63)	(430)	-
Net cash (used in) provided by continuing financing activities	(747)	1,188	24,175
Net cash used in discontinued financing activities	(770)	(723)	(503)
Net cash (used in) provided by financing activities	(1,517)	465	23,672

Net (decrease) increase in cash and cash equivalents	(1,910)	4,325	(5,107)
Effect of foreign exchange rates on cash and cash equivalents	(7)	55	-
Cash and cash equivalents at the beginning of the year	6,124	1,744	6,851
Cash and cash equivalents at the end of the year	$4,207	$6,124	$1,744

See accompanying notes to consolidated financial statements.

CLEARONE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

Supplemental disclosure of cash flow information:
Cash paid for interest	$282	$211	$170
Cash paid (received) for income taxes	(2,189)	(79)	3,529

Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired under capital lease	$-	$-	$1,155

Supplemental disclosure of acquisition activity:
Fair value of assets acquired	$-	$8,235	$33,712
Liabilities assumed	-	(599)	(4,484)
Value of common shares issued	-	-	(14,427)
Cash paid for acquisition	$-	$7,636	$14,801

See accompanying notes to consolidated financial statements.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share amounts)

1.	Organization - Nature of Operations

ClearOne Communications, Inc., a Utah corporation, and its subsidiaries (collectively, the “Company”) develop, manufacture, market, and service a comprehensive line of audio conferencing products, which range from tabletop conferencing phones to professionally installed audio systems. The Company’s solutions create a natural communication environment, designed to save organizations time and money by enabling more effective and efficient communication between geographically separated businesses, employees, and customers.

The Company’s end-user customers include some of the world’s largest companies and institutions, government organizations, educational institutions, and small and medium-sized businesses. The Company mostly sells its products to these end-user customers through a two-tier distribution network of independent distributors who then sell the products to dealers, including independent systems integrators and value-added resellers. The Company also sells its products on a limited basis directly to certain dealers, system integrators, value-added resellers, and end-users.

During the fiscal year ended June 30, 2004, the Company decided to discontinue operations of a portion of its business services segment and its conferencing services segment. As discussed in Note 4, in May 2004, the Company sold certain assets of its U.S. audiovisual integration services operations to M:Space, Inc. (“M:Space”). In July 2004 and subsequent to the fiscal year ended June 30, 2004, the Company sold its conferencing services segment to Clarinet, Inc., an affiliate of American Teleconferencing Services, Ltd. doing business as Premiere Conferencing (“Premiere”). Both of these operations and related net assets are presented in discontinued operations and assets and liabilities held for sale in the accompanying consolidated financial statements.

Subsequent to the fiscal year ended June 30, 2004, the Company sold all of the issued and outstanding shares of its Canadian subsidiary, ClearOne Communications of Canada, Inc. to 6351352 Canada Inc., which is a portion of its business services segment. The related net assets are shown as held and used at the end of fiscal 2004. Following these dispositions of operations, the Company has returned to its core competency of developing, manufacturing, and, marketing audio conferencing products.

2.	Summary of Significant Accounting Policies

Consolidation - These consolidated financial statements include the financial statements of ClearOne Communications, Inc. and its wholly-owned subsidiaries, ClearOne Communications EuMEA GmbH, ClearOne Communications Limited UK, ClearOne Communications of Canada, Inc., E.mergent, Inc., Gentner Communications Ltd. - Ireland, and OM Video. All intercompany accounts and transactions have been eliminated in consolidation.

Pervasiveness of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Key estimates in the accompanying consolidated financial statements include, among others, revenue recognition, allowances for doubtful accounts and product returns, provisions for obsolete inventory, valuation of long-lived assets including goodwill, and deferred income tax asset valuation allowances. Actual results could differ materially from these estimates.

Fair Value of Financial Instruments - The carrying values of cash equivalents, marketable securities, accounts receivable, accounts payable, and accrued liabilities all approximate fair value due to the relatively short-term maturities of these assets and liabilities. The carrying values of long-term debt also approximate fair value because applicable interest rates either fluctuate based on market conditions or approximate the Company’s borrowing rate.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON'T)
(in thousands except share and per share amounts)

Foreign Currency Translation - The functional currency for OM Video is the Canadian Dollar. Adjustments resulting from the translation of OM Video amounts are recorded as accumulated other comprehensive income in the accompanying consolidated balance sheets. The functional currency for the Company’s other foreign subsidiaries is the U.S. Dollar. The results of operations for the Company’s other subsidiaries are recorded by the subsidiaries in Euro and British Pound and remeasured in the U.S. Dollar. Assets and liabilities are translated or remeasured into U.S. dollars at the exchange rate prevailing on the balance sheet date or the historical rate, as appropriate. Revenue and expenses are translated or remeasured at average rates of exchange prevailing during the period. The impact from remeasurement of all other foreign subsidiaries is recorded in the accompanying consolidated statements of operations.

Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents. As of June 30, 2004 and 2003 cash equivalents totaled $3,898 and $5,049, respectively, and consisted primarily of money market funds. The Company places its temporary cash investments with high quality financial institutions. At times, including at June 30, 2004 and 2003, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit of $100.

Restricted Cash - The Company’s restricted cash relates to obligations from the acquisition of OM Video. The funds were held until OM Video met certain requirements as outlined in the purchase agreement. In February 2004, the restricted cash was paid to the former shareholders of OM Video.

Marketable Securities - The Company’s marketable securities are classified as available-for-sale securities and are comprised of municipal government auction rate notes and auction preferred stock that have original maturities of greater than one year. Management determines the appropriate classifications of investments at the time of purchase and reevaluates such designation as of each balance sheet date. Unrealized holding gains and losses, net of the related tax effect on available-for-sale securities, are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Available-for-sale securities are carried at fair value which approximated cost.

The Company considers highly liquid marketable securities with an effective maturity to the Company of less than one year to be current assets. The Company defines effective maturity as the shorter of the original maturity to the Company or the effective maturity as a result of periodic auction or optional redemption features of certain of its investments. Such investments are expected to be realized in cash or sold or consumed during the normal operating cycles of the business. As of June 30, 2004 and 2003, all marketable securities were classified as current assets and consisted of municipal government auction rate notes.

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

For each of the fiscal years ended June 30, 2004, 2003, and 2002 realized gains and losses upon the sale of available-for-sale securities were insignificant. Unrealized gains and losses on available-for-sale securities are insignificant for all periods and accordingly have not been recorded as a component of other comprehensive income. The specific identification method is used to compute the realized gains and losses.

Sources of Supplies - The Company depends on an outsource manufacturing strategy for its products. In August 2005, the Company entered into a manufacturing agreement with Inovar, a domestic manufacturing services provider, to be the exclusive manufacturer of substantially all the products that were previously manufactured at the Company’s Salt Lake City, Utah manufacturing facility (see Note 26). As of August 2005, Inovar became the primary manufacturer of substantially all of the Company’s products, except its MAX® product line, and if Inovar experiences difficulties in obtaining sufficient supplies of components, component prices become unreasonable, an interruption in its operations, or otherwise suffers capacity constraints, the Company would experience a delay in shipping these products which would have a negative impact on its revenues. Currently, the Company has no second source of manufacturing for substantially all of its products.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON'T)
(in thousands except share and per share amounts)

The Company has an agreement with an international manufacturer in China for the manufacture of its MAX® product line. Should there be any disruption in services due to natural disaster, economic or political difficulties in China, quarantines or other restrictions associated with infectious diseases, or other similar events, or any other reason, such disruption would have a material adverse effect on the Company’s business. A delay in shipping these products due to an interruption in the manufacturer’s operations would have a negative impact on the Company’s revenues. Operating in the international environment exposes the Company to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, and potentially adverse tax consequences, which could materially affect the Company’s results of operations.

Accounts Receivable - Accounts receivable are recorded at the invoiced amount. Credit is granted to customers without requiring collateral. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Management regularly analyzes accounts receivable including historical write-off experience, customer concentrations, customer creditworthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. If the assumptions that are used to determine the allowance for doubtful accounts change, the Company may have to provide for a greater level of expense in the future periods or reverse amounts provided in prior periods.

The Company’s allowance for doubtful accounts activity for the fiscal years ended June 30, 2004 and 2003 were as follows:

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period

Year ended June 30, 2003	$-	$-	$-	$-

Year ended June 30, 2004	$-	$24	$-	$24

Inventories - Inventories are valued at the lower of cost or market computed on a first-in, first-out (“FIFO”) basis. Inventoried costs include material, direct engineering and production costs, and applicable overhead, not in excess of estimated realizable value. Consideration is given to obsolescence, excessive levels, deterioration, direct selling expenses, and other factors in evaluating net realizable value. Consigned inventory includes product that has been delivered to customers for which revenue recognition criteria have not been met. During the fiscal years ended June 30, 2004, 2003, and 2002, the Company recorded inventory write-offs of $2.7 million, $2.2 million, and $2.9 million, respectively.

Property and Equipment - Property and equipment are stated at cost less accumulated depreciation. Costs associated with internally developed software are capitalized in accordance with Statement of Position 98-1 (“SOP 98-1”), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Expenditures that materially increase values or capacities or extend useful lives of property and equipment are capitalized. Routine maintenance, repairs, and renewal costs are expensed as incurred. Gains or losses from the sale or retirement of property and equipment are recorded in current operations and the related book value of the property is removed from the fixed assets and the related accumulated depreciation and amortization accounts.

Estimated useful lives are generally two to ten years. Depreciation and amortization are calculated over the estimated useful lives of the respective assets using the straight-line method. Leasehold improvement amortization is computed using the straight-line method over the shorter of the lease term or the estimated useful life of the related assets.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON'T)
(in thousands except share and per share amounts)

Goodwill - Goodwill represents the excess of costs over fair value of the net assets of businesses acquired. The Company amortized goodwill related to the ClearOne, Inc. (“ClearOne”) acquisition from the acquisition date through June 30, 2002. Accordingly, during the fiscal year ended June 30, 2002, goodwill amortization was $297 and was reported in general and administrative expenses. In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 eliminates amortization of goodwill and intangible assets with indefinite lives and instead sets forth methods to periodically evaluate goodwill for impairment. The non-amortization and amortization provisions of SFAS No. 142 were effective immediately for goodwill and intangible assets acquired after June 30, 2001. The Company adopted the amortization provisions of SFAS No. 142 with respect to its fiscal year 2002 acquisitions of Ivron Systems, Ltd. (“Ivron”) and E.mergent, Inc. (“E.mergent”) and its fiscal year 2003 acquisition of OM Video. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company adopted this statement effective July 1, 2002.

The following unaudited pro forma results of operations data for the year ended June 30, 2002 is presented as if the provisions of SFAS No. 142 had been in effect for all periods presented:

Year Ended June 30, 2002

Reported net loss	$(6,661)
Goodwill amortization, net of income tax	186
Adjusted net loss	$(6,475)
Basic loss per common share:
As reported	$(0.69)
Goodwill amortization	0.02
As adjusted	$(0.67)
Diluted loss per common share:
As reported	$(0.69)
Goodwill amortization	0.02
As adjusted	$(0.67)

On July 1, 2002, the Company adopted all remaining provisions of SFAS No. 142, including the annual impairment evaluation provisions, and established its annual review for impairment as June 30. Upon adoption of SFAS No. 142, there was no impairment of the Company’s gross goodwill balance of $17.1 million from the E.mergent, Inc. acquisition. Although goodwill is tested at least annually for impairment, it is tested more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The impairment testing is performed at the reporting unit level in two steps: (i) the Company determines the fair value of a reporting unit and compares it to its carrying amount, and (ii) if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation in accordance with SFAS No. 141, Business Combinations.

Prior to the adoption of SFAS No. 142, the Company evaluated impairment of goodwill under the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.”

Intangibles - Definite-lived intangibles are subject to amortization. The Company uses the straight-line method over the estimated useful life of the asset. All of the Company’s intangible assets, consisting of patents and a non-compete agreement, as of June 30, 2004 and 2003 were determined to be definite-lived intangible assets.

Impairment of Long-Lived Assets - Through June 30, 2002, the Company accounted for long-lived assets, including intangible assets with definite lives, in accordance with SFAS No. 121.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON'T)
(in thousands except share and per share amounts)

As of July 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whereby long-lived assets, such as property, equipment, and definite-lived intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated future undiscounted net cash flows of the related asset or group of assets over their remaining lives. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. The impairment of long-lived assets requires judgments and estimates. If circumstances change, such estimates could also change. Assets held for sale are reported at the lower of the carrying amount or fair value, less the estimated costs to sell.

Revenue Recognition - Included in continuing operations are two sources of revenue: (i) product revenue, primarily from product sales to distributors, dealers, and end-users; and (ii) business services revenue which includes technical services such as designing, constructing, and servicing of conference systems and maintenance contracts.

Product revenue is recognized when (i) the products are shipped, (ii) persuasive evidence of an arrangement exists, (iii) the price is fixed and determinable, and (iv) collection is reasonably assured. Beginning in 2001, the Company modified its sales channels to include distributors. These distributors were generally thinly capitalized with little or no financial resources and did not have the wherewithal to pay for these products when delivered by the Company. Furthermore, in a substantial number of cases, significant amounts of inventories were returned or never paid for and the payment for product sold (to both distributors and non-distributors) was regularly subject to a final negotiation between the Company and its customers. As a result of such negotiations, the Company routinely agreed to significant concessions from the originally invoiced amounts to facilitate collection. These practices continued to exist through the fiscal year ended June 30, 2003.

Accordingly, amounts charged to both distributors and non-distributors were not considered fixed and determinable or reasonably collectible until cash was collected and thus, there was a delay in the Company’s recognition of revenue and related cost of goods sold from the time of product shipment until invoices were paid. As a result, the June 30, 2003 balance sheet reflects no accounts receivable or deferred revenue related to product sales. During the fiscal year ended June 30, 2004, the Company recognized $5.2 million in revenues and $1.7 million in cost of goods sold that were deferred in prior periods since cash had not been collected as of the end of the fiscal year ended June 30, 2003.

During the fiscal year ended June 30, 2004, the Company had in place improved credit policies and procedures, an approval process for sales returns and credit memos, processes for managing and monitoring channel inventory levels, better trained staff, and discontinued the practice of frequently granting significant concessions from the originally invoiced amount. As a result of these improved policies and procedures, the Company extends credit to customers who it believes have the wherewithal to pay.

The Company provides a right of return on product sales to distributors. Currently, the Company does not have sufficient historical return experience with its distributors that is predictive of future events given historical excess levels of inventory in the distribution channel. Accordingly, revenue from product sales to distributors is not recognized until the return privilege has expired, which approximates when product is sold-through to customers of the Company’s distributors (dealers, system integrators, value-added resellers, and end-users). As of June 30, 2004, the Company deferred $6.2 million in revenue and $2.4 million in cost of goods sold related to invoices sold where return rights had not lapsed.

The Company offers rebates and market development funds to certain of its distributors based upon volume of product purchased by such distributors. The Company records rebates as a reduction of revenue in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-22, “Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future.” Beginning January 1, 2002, the Company adopted EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” The Company continues to record rebates as a reduction of revenue.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON'T)
(in thousands except share and per share amounts)

The Company provides advance replacement units to end-users on defective units of certain products within 90 days of purchase date from the dealer. The Company records a receivable from the end-user until the defective unit has been returned. The Company maintains an allowance for these estimated returns which has been reflected as a reduction to accounts receivable. The allowance for estimated advance replacement returns was $91 and $5, as of June 30, 2004 and 2003, respectively.

Business services activities involve designing and constructing conference systems under fixed-price contracts. Revenues from fixed-priced construction contracts are recognized on the completed-contract method. This method is used because the typical contract is completed in three months or less and the financial position and results of operations do not vary significantly from those which would result from use of the percentage-of-completion method. A contract is considered complete when all costs except insignificant items have been incurred and the installation is operating according to specification or has been accepted by the customer. Contract costs include all direct material and labor costs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

Revenue from maintenance contracts on conference systems is recognized on a straight-line basis over the maintenance period pursuant to FASB Technical Bulletin No. 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.”

Conferencing services revenue, which has been classified in discontinued operations, primarily from full service conference calling and on-demand, reservationless conference calling is recognized at the time of customer usage, and is based upon minutes used. On July 1, 2004, the Company sold its conferencing services business segment to Premiere as discussed in Note 4.

Shipping and Handling Costs - Shipping and handling billed to customers is recorded as revenue. Shipping and handling costs are included in cost of goods sold.

Warranty Costs - The Company accrues for warranty costs based on estimated warranty return rates and estimated costs to repair. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty returns, and repair cost. The Company reviews the adequacy of its recorded warranty accrual on a quarterly basis.

Changes in the Company’s warranty accrual during the fiscal years ended June 30, 2004 and 2003 were as follows:

	Years Ended June 30,
	2004	2003

Balance at the beginning of year	$80	$55
Accruals/additions	206	203
Usage	(178)	(178)
Balance at end of year	$108	$80

Advertising - The Company expenses advertising costs as incurred. Advertising expenses consist of trade shows and magazine advertisements. Advertising expenses for the fiscal years ended June 30, 2004, 2003, and 2002 totaled $716, $361, and $693, respectively, and are included in the caption Marketing and Selling.

Research and Product Development Costs - The Company expenses research and product development costs as incurred.

Income Taxes - The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry-forwards. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some or all of the deferred tax assets may not be realized. The Company evaluates the realizability of its net deferred tax assets on a quarterly basis and valuation allowances are provided, as necessary. Adjustments to the valuation allowance will increase or decrease the Company’s income tax provision or benefit.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON'T)
(in thousands except share and per share amounts)

Earnings Per Share - The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Year Ended June 30,
	2004	2003	2002
Numerator:
Loss from continuing operations	$(11,302)	$(24,924)	$(9,481)
(Loss) income from discontinued operations, net of tax	1,530	(11,248)	2,644
(Loss) gain on disposal of discontinued operations, net of tax	(115)	200	176
Net loss	$(9,887)	$(35,972)	$(6,661)
Denominator:
Basic weighted average shares	11,057,896	11,183,339	9,588,118
Dilutive common stock equivalents using treasury stock method	-	-	-
Diluted weighted average shares	11,057,896	11,183,339	9,588,118

Basic and diluted earnings (loss) per common share:
Continuing operations	$(1.02)	$(2.22)	$(0.99)
Discontinued operations	0.14	(1.01)	0.28
Disposal of discontinued operations	(0.01)	0.02	0.02
Net loss	(0.89)	(3.21)	(0.69)

Options to purchase 1,433,187, 1,972,756, and 1,518,956 shares of common stock were outstanding as of June 30, 2004, 2003, and 2002, respectively, but were not included in the computation of diluted earnings per share as the effect would be anti-dilutive. Warrants to purchase 150,000 shares of common stock were outstanding as of June 30, 2004, 2003, and 2002, but were not included in the computation of diluted earnings per share as the effect would be anti-dilutive. During fiscal 2004, the Company entered into a settlement agreement related to the shareholders’ class action and agreed to issue 1.2 million shares of its common stock; however, certain of these shares were settled in cash in lieu of common stock (see Note 16). The Company issued 228,000 shares in November 2004 and 920,494 shares in September 2005. These shares are not included in the weighted average share calculations as their inclusion would have been anti-dilutive.

Stock-Based Compensation - The Company accounts for stock-based compensation issued to directors, officers, and employees in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB No. 25, compensation expense is recognized if an option’s exercise price on the measurement date is below the fair market value of the Company’s common stock. The compensation expense, if any, is amortized to expense over the vesting period.

SFAS No. 123, “Accounting for Stock-Based Compensation,” requires pro forma information regarding net income (loss) as if the Company had accounted for its stock options granted under the fair value method prescribed by SFAS No. 123. The fair value of the options and employee stock purchase rights is estimated using the Black-Scholes option pricing model. For purposes of the pro forma disclosures, the estimated fair value of the stock options is amortized over the vesting periods of the respective stock options.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123.” This Statement amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002. The following is the pro forma disclosure and the related impact on the net loss attributable to common shareholders and net loss per common share for the years ended June 30, 2004, 2003, and 2002.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON'T)
(in thousands except share and per share amounts)

	Years Ended June 30,
	2004	2003	2002
Net loss:
As reported	$(9,887)	$(35,972)	$(6,661)
Stock-based employee compensation expense included in reported net loss, net of income taxes	13	(24)	49
Stock-based employee compensation expense determined under the fair-value method for all awards, net of income taxes	(439)	(966)	(1,003)
Pro forma	$(10,313)	$(36,962)	$(7,615)

Basic earnings (loss) per common share:
As reported	(0.89)	$(3.21)	$(0.69)
Pro forma	(0.93)	(3.31)	(0.79)
Diluted earnings (loss) per common share:
As reported	$(0.89)	$(3.21)	$(0.69)
Pro forma	(0.93)	(3.31)	(0.79)

Recent Accounting Pronouncements

Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation establishes new guidelines for consolidating entities in which a parent company may not have majority voting control, but bears residual economic risks or is entitled to receive a majority of the entity’s residual returns, or both. As a result, certain subsidiaries that were previously not consolidated under the provisions of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” may now require consolidation with the parent company. This interpretation applies in the first year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.

In December 2003, the FASB issued a revision to Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN46R”). FIN46R clarifies the application of ARB No. 51, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN46R requires the consolidation of these entities, known as variable interest entities, by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both.

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

Financial Instruments

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Company’s adoption of this statement on July 1, 2003 did not have a material effect on its business, results of operations, financial position, or liquidity.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON'T)
(in thousands except share and per share amounts)

Other-Than-Temporary Impairment

In March 2004, the FASB issued EITF No. 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” which provides new guidance for assessing impairment losses on debt and equity investments. The new impairment model applies to investments accounted for under the cost or equity method and investments accounted for under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” EITF No. 03-01 also includes new disclosure requirements for cost method investments and for all investments that are in an unrealized loss position. In September 2004, the FASB delayed the accounting provisions of EITF No. 03-01; however the disclosure requirements remain effective. The Company does not expect the adoption of this EITF to have a material impact on its operations.

Inventory Costs

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an Amendment of ARB No. 43”, which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a significant impact on its business, results of operations, financial position, or liquidity.

Share-Based Payment

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS 123R is a revision of SFAS 123. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Primarily, SFAS 123R focuses on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

SFAS 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Therefore, if an employee does not ultimately render the requisite service, the costs recognized related to unvested options will be reversed.

In accordance with Staff Accounting Bulletin 107, SFAS 123R is effective as of the beginning of the annual reporting period that begins after June 15, 2005. Under these guidelines, the Company will adopt SFAS 123R as of the beginning of the first quarter of fiscal year 2006 starting July 1, 2005. The Company expects this statement to have a significant adverse impact on its future results of operations.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3” in order to converge U.S. Accounting Standards with International Accounting Standards. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition of a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, it does not change the transition provisions of any existing accounting pronouncements. The Company does not believe the adoption of SFAS No. 154 will have a material effect on its business, results of operations, financial position, or liquidity.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON'T)
(in thousands except share and per share amounts)

Accounting for Asset Retirement Obligations in the European Union

In June 2005, the FASB issued a FASB Staff Position (“FSP”) interpreting SFAS No. 143, “Accounting for Asset Retirement Obligations,” specifically FSP 143-1, “Accounting for Electronic Equipment Waste Obligations” (“FSP 143-1”). FSP 143-1 addresses the accounting for obligations associated with Directive 2002/96/EC, Waste Electrical and Electronic Equipment, which was adopted by the European Union (“EU”). The FSP provides guidance on how to account for the effects of the Directive but only with respect to historical waste associated with products placed on the market on or before August 13, 2005. FSP 143-1 is effective the later of the first reporting period ending after June 8, 2005, or the date of the adoption of the law by the applicable EU-member country. Management of the Company is currently evaluating the impact of FSP 143-1.

Reclassifications

Certain reclassifications have been made to the prior years’ consolidated financial statements and notes to consolidated financial statements to conform to the current year’s presentation.

3.	Acquisitions

During the fiscal year ended June 30, 2001, the Company completed the acquisition of ClearOne, Inc. (“ClearOne”), a developer of video conferencing technology and audio conferencing products. During the fiscal year ended June 30, 2002, the Company completed the acquisitions of Ivron Systems, Ltd. (“Ivron”), a developer of video conferencing technology and product, and E.mergent, Inc., (“E.mergent”), a manufacturer of cameras and conferencing furniture and an audiovisual integration services provider. During the fiscal year ended June 30, 2003, the Company completed the acquisition of Stechyson Electronics Ltd., doing business as OM Video (“OM Video”), an audiovisual integration services company. The total consideration for each acquisition was based on negotiations between the Company and the acquired company’s shareholders that took into account a number of factors of the business, including historical revenues, operating history, products, intellectual property, and other factors. Each acquisition was accounted for under the purchase method of accounting. The operations of each acquisition are included in the accompanying statements of operations for the period since the date of each acquisition.

Accounting for the acquisition of a business requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The Company used information available at the date of the acquisitions to estimate the individual fair values of properties, equipment, identifiable intangible assets, and liabilities to make these fair value determinations and, for significant business acquisitions, engaged third-party valuation firms to assist in the fair value determinations of the acquired net assets. The following summarizes the consideration and purchase price allocations of each acquisition:

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON'T)
(in thousands except share and per share amounts)

	ClearOne	Ivron	E.mergent	OM Video

Cash	$1,758	$6,650	$7,300	$6,276
Holdback account	-	-	-	600
Common stock and fully-vested options	1,814	-	14,427	-
Direct acquisition costs	98	248	603	110
Total consideration	$3,670	$6,898	$22,330	$6,986

Net tangible assets acquired	$831	$310	$3,591	$337
Intangible assets:
In-process research and development	728	-	-	-
Developed technologies	680	5,260	-	-
Patents and trademarks	207	1,110	1,060	-
Customer relationships	37	-	392	-
Non-compete agreements	-	-	215	574
Goodwill	1,187	218	17,072	6,075
Total purchase price allocation	$3,670	$6,898	$22,330	$6,986

ClearOne

The Company entered into an agreement to purchase substantially all of the assets of ClearOne for $3.6 million consisting of $1.8 million of cash and 129,871 shares of restricted common stock valued at $13.97 per share. The acquisition was consummated on July 5, 2000.

As of the acquisition date, the Company acquired tangible assets consisting of property and equipment of $473, deposits of $59, and inventory of $299.

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

The Company charged $728 to expense representing acquired in-process research and development that had not yet reached technological feasibility. The Company anticipated the technology would require an additional 18 to 20 months of development at a minimum cost of $1.2 million. The technology had no alternative future use. After the acquisition, the Company initially continued to develop the technology; however, it experienced significant difficulties in completing the development of the video conferencing technologies and subsequently determined that the technology was not viable and never brought the in-process video conferencing technology to market.

The Company continued to sell the acquired teleconferencing product until the fourth quarter of the fiscal year ended June 30, 2002. Due to declining sales, negative margins beginning in the fourth quarter of the fiscal year ended June 30, 2002, and management’s decision to stop investing in the acquired teleconferencing product, the Company determined that a triggering event had occurred in the fourth quarter of the fiscal year ended June 30, 2002. The Company performed an impairment test and determined that an impairment loss on the ClearOne assets of approximately $901 should be recognized (see Note 10).

Ivron

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

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON'T)
(in thousands except share and per share amounts)

As of the acquisition date, the Company acquired tangible assets consisting of cash of $297, accounts receivable of $92, inventory of $337, and property and equipment of $22. The Company assumed liabilities consisting of trade accounts payable of $174 and accrued compensation and other accrued liabilities of $264.

Under the original agreement, former Ivron shareholders would be entitled to receive up to 429,000 shares of common stock and up to approximately $17.0 million of additional cash and stock consideration provided that certain agreed upon earnings per share targets were achieved by the Company during fiscal years 2003 and 2004. In addition, former optionees of Ivron who remained with the Company were eligible to participate in a cash bonus program of up to approximately $1.0 million paid by the Company, based on the Company’s combined performance with Ivron in the fiscal years ending June 30, 2003 and 2004. On April 8, 2002, an amendment to the original purchase agreement was finalized which revised the contingent consideration that the Ivron shareholders would be entitled to receive up to 109,000 shares of common stock. No performance targets were met and accordingly no contingent consideration was or will be paid.

Based on the modified purchase price determined under the terms of the amendment and with the assistance of a third-party valuation firm and after considering the facts and circumstances surrounding the Company’s intentions, the Company recorded intangible assets of $5.3 million related to developed technology, $1.1 million related to intellectual property, and goodwill of $218. The developed technologies had estimated useful lives of three to fifteen years and the patents had an estimated useful life of fifteen years. Amortization expense of $446 was recorded for the developed technology for the period from October 3, 2001 to June 30, 2002. No amortization expense was recorded for goodwill.

After the acquisition, the Company experienced significant difficulties in selling the acquired video conferencing products. Due to the phasing-out of a product line occasioned by technological difficulties and negative projected cash flows, the Company determined that a triggering event had occurred during the fourth quarter of the fiscal year ended June 30, 2002. The Company performed an impairment test and determined that an impairment loss on the Ivron assets of approximately $6.2 million should be recognized (see Note 10). During early fiscal 2004, the Company discontinued selling the “V-There” and “Vu-Link” set-top video conferencing products.

E.mergent

On May 31, 2002, the Company completed its acquisition of E.mergent pursuant to the terms of an Agreement and Plan of Merger dated January 21, 2002 where by the Company paid $7.3 million of cash and issued 868,691 shares of common stock valued at $16.55 per share to former E.mergent stockholders.

In addition to the shares of the Company’s common stock issued, the Company assumed all options to purchase E.mergent common stock that were vested and outstanding on the acquisition date. These options were converted into rights to acquire a total of 4,158 shares of the Company’s common stock at a weighted average exercise price of $8.48 per share. A value of approximately $49 was assigned to these options using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0 percent, risk-free interest rate of 2.9 percent, expected volatility of 81.8 percent, and an expected life of two years.

As of the acquisition date, the Company acquired tangible assets consisting of cash of $68, accounts receivable of $2.2 million, inventory of $3.3 million, property and equipment of $475 and other assets of $1.3 million. The Company assumed liabilities consisting of accounts payable of $1.3 million, line of credit borrowings of $484, unearned maintenance revenue of $873, accrued compensation (other than severance) and other accrued liabilities of $656. The Company incurred severance costs of approximately $468 related to the termination of four E.mergent executives and seven other E.mergent employees as a result of duplication of positions upon consummation of the acquisition. In June 2002, $52 was paid to such individuals. The severance accrual of $416 as of June 30, 2002 was paid during the fiscal year ended June 30, 2003.

With the assistance of a third-party valuation firm and after considering the facts and circumstances surrounding the acquisition, the Company recorded intangible assets related to customer relationships, patents, a non-compete agreement, and goodwill. Amortization expense of $437 was recorded for customer relationships, patents, and a non-compete agreement. Customer relationships had estimated useful lives of 18 months to three years and patents had estimated useful lives of fifteen years. The term of the non-compete agreement was three years.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON'T)
(in thousands except share and per share amounts)

The Company’s management, at the time, believed the E.mergent acquisition would complement the Company’s existing operations and that core competencies would allow the Company to acquire market share in the audiovisual integration industry. However, the Company’s entry into the services business was perceived as a threat by its systems integrators and value-added resellers, since the Company began competing against many of them for sales. In order to avoid this conflict and to maintain good relationships with its systems integrators and value-added resellers, the Company decided to stop pursuing new services contracts in the fourth quarter of the fiscal year ended June 30, 2003 which was considered a triggering event for evaluation of impairment. Ultimately, the Company exited the U.S. audiovisual integration market and subsequently sold its U.S. audiovisual integration business to M:Space in May 2004 (see Note 4). Although the Company continues to sell camera and furniture products acquired from E.mergent, its decision to exit the U.S. integration services market adversely affected future cash flows. The Company determined that a triggering event occurred in the fourth quarter of the fiscal year ended June 30, 2003. The Company performed an impairment test and determined that an impairment loss on the integration services-related E.mergent assets of approximately $12.5 million should be recognized. The Company also determined that an impairment loss on other acquired E.mergent assets of approximately $5.1 million should be recognized (see Note 10). The U.S. audiovisual integration business operations and related net assets are included in discontinued operations in the accompanying consolidated financial statements.

OM Video

On August 27, 2002, the Company purchased all of the outstanding shares of OM Video, headquartered in Ottawa, Canada. Under the terms of the agreement, the shareholders of OM Video received $6.3 million in cash at closing. During the fiscal years ended June 30, 2003 and 2004, the Company paid an additional $500 of a potential $600 that was held pending certain representations and warranties associated with the acquisition. During the second quarter of fiscal 2003, the Company also paid $750 of a potential $800 earn-out provision. The earn-out provision not considered as part of the original purchase price allocation was recorded as additional consideration and booked to goodwill. No further payment related to the holdback or contingent consideration will be paid. Accordingly, the total cash payments associated with the acquisition were approximately $7.5 million.

As of the acquisition date, the Company acquired tangible assets consisting of cash of $193, accounts receivable of $470, inventory of $122, property and equipment of $145, and prepaid expenses of $6. The Company assumed liabilities consisting primarily of accrued liabilities of $378 and accrued tax liabilities of $221. The Company obtained a non-compete agreement with a term of two years from a former owner of OM Video.

The Company’s management, at the time, believed the OM Video acquisition would complement the Company’s existing operations and that core competencies would allow the Company to acquire market share in the audiovisual integration industry. However, the Company’s entry into the services business was perceived as a threat by its systems integrators and value-added resellers, since the Company began competing against many of them for sales. In order to avoid this conflict and to maintain good relationships with its systems integrators and value-added resellers, the Company deemphasized the audiovisual integration market serving the Ottawa Canada region beginning in the fourth quarter of the fiscal year ended June 30, 2003. This decision was considered a triggering event for evaluation of impairment. On June 30, 2003, the Company performed an impairment test and determined that an impairment loss on the OM Video assets of approximately $8.4 million should be recognized (see Note 10). On March 4, 2005, the Company sold all of its Canadian audiovisual integration business (see Note 26).

Pro Forma Financial Information

The following unaudited pro forma combined financial information reflects operations as if the acquisitions of Ivron, E.mergent, and OM Video, that are not included in discontinued operations, had occurred as of July 1, 2001. The unaudited pro forma combined financial information is presented for illustrative purposes only and is not indicative of what the Company’s actual results of operations may have been had the acquisitions been consummated on July 1, 2001, respectively.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON'T)
(in thousands except share and per share amounts)

	2003	2002

Revenue from continuing operations	$35,819	$43,012
Loss from continuing operations	(24,931)	(9,636)
Net loss	(35,979)	(6,816)
Basic and diluted loss per common share from continuing operations	$(2.23)	$(1.01)
Basic and diluted loss per common share from net loss	(3.22)	(0.71)

4.	Discontinued Operations

During fiscal 2004, the Company completed the sale of its U.S. audiovisual integration services to M:Space. During fiscal 2005, the Company completed the sale of its conferencing services business component to Premiere. Accordingly, the results of operations and the financial position of each of these components have been reclassified in the accompanying consolidated financial statements as discontinued operations. Additionally, during fiscal 2001 the Company sold certain assets whose sales proceeds are included with discontinued operations (see Note 5). The following reconciles the financial position of the components to the reported amounts as of June 30, 2004 and 2003.

	As of June 30,
	2004	2003
Assets held for sale:
U.S. audiovisual integration services	$-	$1,869
Conferencing services business	3,294	4,153
Total assets held for sale	$3,294	$6,022

Liabilities held for sale:
U.S. audiovisual integration services	$-	$1,516
Conferencing services business	2,329	2,873
Total liabilities held for sale	$2,329	$4,389

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON'T)
(in thousands except share and per share amounts)

Summary operating results of the discontinued operations are as follows:

	Year Ended June 30,
	2004	2003	2002

(Loss) income from discontinued operations
U.S. audiovisual integration services	$(360)	$(14,127)	$258
Conferencing services business	2,800	3,366	3,959
Total (loss) income from discontinued operations	2,440	(10,761)	4,217

(Loss) gain on disposal of discontinued operations
U.S. audiovisual integration services	$(276)	$-	$-
Burk (see Note 5)	93	318	280
Total (loss) gain on disposal of discontinued operations	(183)	318	280

Income tax benefit (provision)
U.S. audiovisual integration services	$237	$769	$(96)
Conferencing services business	(1,044)	(1,256)	(1,477)
Burk (see Note 5)	(35)	(118)	(104)
Total income tax benefit (provision)	(842)	(605)	(1,677)

Total (loss) income from discontinued operations, net of income taxes
U.S. audiovisual integration services	$(399)	$(13,358)	$162
Conferencing services business	1,756	2,110	2,482
Burk (see Note 5)	58	200	176
Total (loss) income from discontinued operations, net of income taxes	$1,415	$(11,048)	$2,820

M:Space

During the fourth quarter of the fiscal year ended June 30, 2003, the Company decided to stop pursuing new U.S. business services contracts and impaired the U.S. acquired business services assets. The Company did not prepare any formal disposition plan at that time and existing customers continued to be serviced. During the fourth quarter of fiscal 2004, the Company decided to sell this component as many of the existing Company systems integrators and value-added resellers perceived the Company’s entry into the business services arena as a threat since the Company began competing against these same customers for sales, as well as the Company’s desire to return to its core competency in the audio conferencing products segment. U.S. audiovisual integration services revenues, reported in discontinued operations, for the years ended June 30, 2004, 2003, and 2002 were $3.6 million, $7.6 million, and $1.5 million, respectively. The U.S. audiovisual integration services pre-tax income (loss), reported in discontinued operations, for the years ended June 30, 2004, 2003, and 2002, were ($360), ($14.1 million), and $258, respectively.

On May 6, 2004, the Company sold certain assets of its U.S. audiovisual integration services operations to M:Space for no cash compensation. M:Space is a privately held audiovisual integration services company. In exchange for M:Space assuming obligations for completion of certain customer contracts, and satisfying maintenance contract obligations to existing customers, the Company transferred to M:Space certain assets including inventory valued at $573. The Company realized a pre-tax loss on the sale of $276 for the fiscal year ended June 30, 2004.

The assets and liabilities of the discontinued operations are presented separately under the captions “Assets Held for Sale” and “Liabilities Held for Sale,” respectively, in the accompanying balance sheets as of June 30, 2003, and consist of the following:

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON'T)
(in thousands except share and per share amounts)

As of June 30, 2003

Assets held for sale:
Accounts receivable	$1,775
Inventories	90
Prepaid expenses	4
Total assets held for sale	$1,869

Liabilities held for sale:
Accounts payable	$76
Deferred maintenance	794
Billings in excess of costs	320
Accrued liabilities	326
Total liabilities held for sale	$1,516

Summary operating results of the discontinued operations are as follows:

	Years Ended June 30,
	2004	2003	2002

Revenue - business services	$3,597	$7,640	$1,526
Cost of goods sold - business services	2,648	5,227	978
Gross profit	949	2,413	548
Marketing and selling expenses	522	2,426	131
General and administrative expenses	787	1,641	159
Impairment losses	-	12,473	-
(Loss) income before income taxes	(360)	(14,127)	258
Loss on disposal of discontinued operations	(276)	-	-
Benefit (provision) for income taxes	237	769	(96)
(Loss) income from discontinued operations, net of income taxes	$(399)	$(13,358)	$162

Conferencing Services

In April 2004, the Company’s Board of Directors appointed a committee to explore sales opportunities to sell the conferencing services business component. The Company decided to sell this component primarily because of decreasing margins and investments in equipment that would have been required in the near future. Conferencing services revenues, reported in discontinued operations, for the years ended June 30, 2004, 2003, and 2002 were $15.6 million, $15.3 million, and $15.6 million, respectively. Conferencing services pre-tax income, reported in discontinued operations, for the years ended June 30, 2004, 2003, and 2002, were $2.8 million, $3.4 million, and $4.0 million, respectively.

On July 1, 2004, the Company sold its conferencing services business component to Premiere. Consideration for the sale consisted of $21.3 million in cash. Of the purchase price $1.0 million was placed into an 18-month Indemnity Escrow account and an additional $300 was placed into a working capital escrow account. The Company received the $300 working capital escrow funds approximately 90 days after the execution date of the contract. Additionally, $1.4 million of the proceeds was utilized to pay off equipment leases pertaining to assets being conveyed to Premiere. The Company expects to realize a pre-tax gain on the sale of approximately $17.5 million during the fiscal year ended June 30, 2005. As of October 31, 2005, the $1.0 million remained in the Indemnity Escrow account.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON'T)
(in thousands except share and per share amounts)

The assets and liabilities of the discontinued operations are presented separately under the captions “Assets Held for Sale” and “Liabilities Held for Sale,” respectively, in the accompanying balance sheets as of June 30, 2004 and 2003, and consist of the following:

	As of June 30,
	2004	2003

Assets held for sale
Accounts receivable	$1,712	$1,575
Prepaid expenses	158	130
Property and equipment, net	1,424	2,448
Total assets held for sale	$3,294	$4,153

Liabilities held for sale
Capitalized leases	$1,206	$1,975
Accounts payable	287	158
Accrued liabilities	836	740
Total liabilities held for sale	$2,329	$2,873

Summary operating results of the discontinued operations are as follows:

	Years Ended June 30,
	2004	2003	2002

Revenue - conferencing services	$15,578	$15,268	$15,583
Cost of goods sold - conferencing services	7,844	7,904	7,310
Gross profit	7,734	7,364	8,273
Marketing and selling expenses	3,799	2,881	3,599
General and administrative expenses	1,036	972	809
Other expense, net	99	145	156
Gain on sale of assets	-	-	(250)
Income from discontinued operations	2,800	3,366	3,959
Provision for income taxes	(1,044)	(1,256)	(1,477)
Income from discontinued operations, net of income taxes	$1,756	$2,110	$2,482

5.	Sale of Assets

Burk Technology, Inc.

On April 12, 2001, the Company sold the assets of the remote control portion of the RFM/Broadcast division to Burk Technology, Inc. (“Burk”), a privately held developer and manufacturer of broadcast facility control systems products. The Company retained the accounts payable of the remote control portion of the RFM/Broadcast division. Burk assumed obligations for unfilled customer orders and satisfying warranty obligations to existing customers and for inventory sold to Burk. However, the Company retained certain warranty obligations to Burk to ensure that all of the assets sold to Burk were in good operating condition and repair.

Consideration for the sale consisted of $750 in cash at closing, $1.8 million in the form of a seven-year promissory note, with interest at the rate of nine percent per year, and up to $700 as a commission over a period of up to seven years. The payments on the promissory note could be deferred based upon Burk not meeting net quarterly sales levels established within the agreement. The promissory note was secured by a subordinate security interest in the personal property of Burk. Based on an analysis of the facts and circumstances that existed on April 12, 2001, and considering the guidance from Topic 5U of the SEC Rules and Regulations, “Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity,” the gain is being recognized as cash is collected (as collection was not reasonably assured and the Company had contingent liabilities to Burk). The commission was based upon future net sales of Burk over base sales established within the agreement. The Company realized a gain on the sale of $58 (net of applicable income taxes of $35), $200 (net of applicable income taxes of $119), and $176 (net of applicable income taxes of $104) for the fiscal years ended June 30, 2004, 2003, and 2002, respectively. As of June 30, 2004, $1.5 million of the promissory note remained outstanding and the Company had received $20 in commissions.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON'T)
(in thousands except share and per share amounts)

On August 22, 2005, the Company entered into a Mutual Release and Waiver Agreement with Burk pursuant to which Burk paid the Company $1.3 million in full satisfaction of the promissory note, which included a discount of approximately $120. As part of the Mutual Release and Waiver Agreement, the Company waived any right to future commission payments from Burk and Burk and the Company granted mutual releases to one another with respect to future claims and liabilities. Subsequent to June 30, 2004, the Company anticipates recognizing a pre-tax gain on the sale of approximately $1.5 million. Accordingly, the total pre-tax gain on the disposal of discontinued operations, related to Burk, will be approximately $3.0 million.

Court Conferencing

As part of the Company’s conferencing services operating segment, its court conferencing customers engaged in the audio and/or video conferencing of legal proceedings including remote appearances in state and federal courts and/or administrative tribunals within the United States. On October 26, 2001, the Company sold its court conferencing customer list, including all contracts relating to its court conferencing services to CourtCall LLC and recognized a gain of $250. This gain is included in the conferencing services portion of income from discontinued operations in the accompanying consolidated financial statements (see Note 4).

6.	Sale of Broadcast Telephone Interface

On August 23, 2002, the Company entered into an agreement with Comrex Corporation (“Comrex”). In exchange for $1.3 million, Comrex received certain inventory associated with the broadcast telephone interface product line, a perpetual software license to use the Company’s technology related to broadcast telephone interface products along with one free year of maintenance and support, and transition services for 90 days following the effective date of the agreement. The transition services included training, engineering assistance, consultation, and development services.

The software license included in the arrangement is more than incidental to the products and services as a whole. All products and services are considered software and software-related. Consequently, the agreement has been accounted for pursuant to Statement of Position 97-2, “Software Revenue Recognition,” (“SOP 97-2”). As the software is essential to the functionality of other elements in the agreement and there is not vendor specific objective evidence for the fair value of the maintenance and support, the Company recognized the software license revenue, products, and services over time as services are performed, using the percentage-of-completion method of accounting based on a zero estimate of profit.

As this is the first time the Company has licensed software in this manner, it was impractical to estimate the final outcome of the agreement except to assure that no loss will be incurred. Consequently, the Company recognized revenue equal to cost until maintenance and support was the only undelivered element of the agreement. Once maintenance and support was the only undelivered element of the agreement, the remaining revenue was recognized ratably over the remaining maintenance and support period in accordance with SOP 97-2. The Company recognized $130 and $1.1 million in revenue related to this transaction in the fiscal years ended June 30, 2004 and 2003, respectively. The revenue is included in business services revenue in the accompanying consolidated financial statements.

The Company entered into a manufacturing agreement to continue to manufacture additional product for Comrex until August 2003 on a when-and-if needed basis. Comrex paid the Company for any additional product on a per item basis of cost plus 30 percent. Given the future revenue stream associated with each unit produced, revenue will be recognized when-and-if received. During fiscal 2004 and fiscal 2003, the Company has recognized $387 and $783, respectively, in revenue related to the manufacture of additional product from Comrex.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON'T)
(in thousands except share and per share amounts)

7.	Inventories

Inventories, net of reserves, consist of the following as of June 30, 2004 and 2003:

	As of June 30,
	2004	2003

Raw materials	$1,674	$3,881
Finished goods	2,242	3,258
Consigned inventory	2,381	1,738
Total inventory	$6,297	$8,877

Consigned inventory represents inventory at distributors and other customers where revenue recognition criteria have not been achieved.

8.	Property and Equipment

Major classifications of property and equipment and estimated useful lives are as follows as of June 30, 2004 and 2003:

	Estimated	As of June 30,
	useful lives	2004	2003

Office furniture and equipment	3 to 10 years	$8,078	$7,265
Manufacturing and test equipment	2 to 10 years	2,532	3,277
Vehicles	3 to 5 years	9	9
		10,619	10,551
Accumulated depreciation and amortization		(6,542)	(6,231)
Property and equipment, net		$4,077	$4,320

9.	Goodwill and Other Intangible Assets

The Company had goodwill and definite-lived intangible assets related to the acquisition of ClearOne in 2001, the acquisitions of Ivron and E.mergent in 2002, and the acquisition of OM Video in 2003.

Goodwill

The following presents details of the Company’s goodwill by operating segments for the years ended June 30, 2004, 2003, and 2002:

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON'T)
(in thousands except share and per share amounts)

	Products	Business Services	Total

Balances as of June 30, 2001	$890	$-	$890

Amortization of ClearOne goodwill	(297)	-	(297)
Acquisition of Ivron	218	-	218
Impairment of ClearOne and Ivron goodwill (see Note 10)	(811)	-	(811)
Acquisition of E.mergent	5,026	12,046	17,072
Balances as of June 30, 2002	5,026	12,046	17,072

E.mergent goodwill purchase price adjustment	-	20	20
Acquisition of OM Video	-	6,725	6,725
Foreign currency translation related to OM Video goodwill	-	1,049	1,049
Impairment of E.mergent and OM Video goodwill	(5,026)	(19,840)	(24,866)
Balances as of June 30, 2003	$-	$-	$-

Balances as of June 30, 2004	$-	$-	$-

Acquired Intangibles

Amortization of intangible assets was $115, $680, and $787 for the years ended June 30, 2004, 2003, and 2002, respectively. Amortization of costs related to patents was reported in product cost of goods sold. Amortization of costs related to customer and partner relationships, and non-compete agreements was reported in marketing and selling expense and general and administrative expense, respectively.

The following table presents the Company’s intangible assets as of June 30, 2004 and 2003:

		2004		2003
	Useful Lives	Gross Value	Accumulated Amortization	Gross Value	Accumulated Amortization
Patents	15/7 years	$1,060	$(175)	$1,060	$(75)
Non-compete agreements	2 to 3 years	52	(36)	52	(19)
Total		$1,112	$(211)	$1,112	$(94)

During fiscal 2003, the Company recorded impairment losses related to an E.mergent customer relationship and a portion of the non-compete agreement with a former officer of E.mergent. During June 2004, the Company decided to no longer invest additional research and development related to the camera products, and a change was made to the estimated useful life of the camera-related patent from fifteen years to seven years. Estimated future amortization expense is as follows:

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON'T)
(in thousands except share and per share amounts)

Years Ending June 30,
2005	$196
2006	180
2007	180
2008	180
2009	165
Thereafter	-
Total estimated amortization expense	$901

10.	Impairments

During the fiscal year ended June 30, 2002, the Company experienced declining sales from the teleconferencing products acquired in the ClearOne acquisition. Although sales declined throughout the year, through March 31, 2002, gross margins and cash flows remained positive. However, during the fourth quarter of the fiscal year ended June 30, 2002, the gross margins and cash flows became negative as sales continued to decline. Additionally, in the fourth quarter of fiscal 2002, the Company also made a decision to stop investing in the acquired teleconferencing products. Furthermore, during the fourth quarter of the fiscal year ended June 30, 2002, the Company experienced difficulties in selling the acquired video conferencing products acquired in the Ivron acquisition. The difficulties were due to the phasing-out of an older product line occasioned by technological difficulties of product implementation. Such triggering events required an impairment analysis to be performed in accordance with SFAS No. 121. The estimated undiscounted future cash flows generated by the long-lived asset groupings related to ClearOne and Ivron were less than their carrying values. Management estimated the fair market value of the long-lived assets using the present value of expected future discounted cash flows. The analysis resulted in an impairment loss of $7.1 million for the fiscal year ended June 30, 2002.

The Company entered into the conferencing furniture manufacturing business through the E.mergent acquisition. The estimated fair value of the reporting unit, for purposes of evaluating goodwill for impairment, was less than its carrying values. Additionally, the estimated undiscounted future cash flows generated by certain other long-lived assets, excluding goodwill, was less than its carrying value. The impairment analysis performed in accordance with SFAS No. 142 and SFAS No. 144, resulted in an impairment loss of $5.1 million for the fiscal year ended June 30, 2003. Management estimated the fair value of reporting unit using third-party appraisals. Management estimated the fair market value of the long-lived assets, excluding goodwill, using the present value of expected future discounted cash flows.

The Company entered into the audiovisual integration services through the E.mergent and OM Video acquisitions. At the time of the acquisitions, management believed that the audiovisual integration services would complement existing core competencies and allow the Company to acquire market share in this market segment. However, the Company’s entry into the audiovisual integration services business was perceived as a threat by its systems integrators and value-added resellers, since the Company began competing against many of them for sales. During the fourth quarter of the fiscal year ended June 30, 2003, the Company decided to stop pursuing new U.S. business service contracts and to de-emphasize the audiovisual integration market serving the Ottawa, Canada region.

These changes in facts and circumstances as well as the change in the Company’s business environment constituted a triggering event requiring an impairment analysis to be performed in accordance with SFAS No. 142 and SFAS No. 144. The estimated fair value of the reporting units, for purposes of evaluating goodwill for impairment, was less than their carrying values. Additionally, the estimated undiscounted future cash flows generated by certain other long-lived assets, excluding goodwill, was less than their carrying values. The impairment analyses performed in accordance with SFAS No. 142 and SFAS No. 144, resulted in an impairment loss of $20.9 million for the fiscal year ended June 30, 2003. Management estimated the fair value of reporting units using third-party appraisals. Management estimated the fair market value of the long-lived assets, excluding goodwill, using the present value of expected future discounted cash flows.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON'T)
(in thousands except share and per share amounts)

The impairment losses relate to the following:

	2003	2002
Goodwill:
ClearOne	$-	$593
Ivron	-	218
E.mergent - Products	5,026	-
E.mergent - Business Services (see Note 4)	12,066	-
OM Video	7,774	-
	24,866	811

Intangible assets:
ClearOne	-	308
Ivron	-	5,924
E.mergent - Products	18	-
E.mergent - Business Services (see Note 4)	195	-
OM Video	387	-
	600	6,232

Property and equipment:
Ivron	-	72
E.mergent - Products	58	-
E.mergent - Business Services (see Note 4)	212	-
OM Video	265	-
	535	72
Total	$26,001	$7,115

During fiscal 2003, the Company recorded impairment losses of $270 and $265 related to property and equipment associated with the E.mergent and the OM Video asset groupings, respectively. During fiscal 2002, the Company recorded impairment losses of $72 related to property and equipment associated with the Ivron asset grouping.

The impairment charges related to ClearOne and Ivron are included in impairment losses in fiscal 2002. Approximately $12.5 million of the E.mergent impairment charges are included in discontinued operations and are related to the U.S. audiovisual integration services business in fiscal 2003 (see Note 4). An additional $5.1 million of the E.mergent impairment charges are included in impairment losses in fiscal 2003. The impairment charges related to OM Video are included in impairment losses in fiscal 2003. The Company completed the sale of OM Video during fiscal 2005, and expects to present all OM Video activity in discontinued operations in the fiscal 2005 consolidated financial statements.

11.	Lines of Credit

Through December 22, 2003, the Company maintained a revolving line of credit in the amount of $10.0 million with a commercial bank. Prior to November 22, 2002, the line of credit was in the amount of $5.0 million. The line of credit was secured by the Company’s accounts receivable and inventory. The interest rate on the line of credit was a variable interest rate (250 basis points over the London Interbank Offered Rate (“LIBOR”) or prime less 0.3 percent, at the Company’s option). The borrowing rate was 3.6 percent as of December 22, 2003, when the line of credit expired. The weighted average interest rate for fiscal 2004 through December 22, 2003 and for the fiscal years ended June 30, 2003 and 2002, was 3.6 percent, 4.0 percent, and 5.2 percent, respectively. The terms of the line of credit prohibited the payment of dividends and required the Company to maintain other defined financial ratios and restrictive covenants. The Company was not in compliance with the debt coverage ratio as of June 30, 2002 or June 30, 2003, however the Company obtained a waiver from the lender under the revolving credit facility. No compensating balance arrangements were required. No amounts were outstanding under the line of credit as of June 30, 2003.

On May 16, 2003, the bank froze the line of credit as the Company had not provided the bank with financial statements for the quarter ended December 31, 2002. The line of credit expired on December 22, 2003 and was not renewed.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON'T)
(in thousands except share and per share amounts)

12.	Leases

The Company has capital leases with finance companies which facilitated the purchase of equipment. Additionally, the Company has noncancelable operating leases related to facilities and vehicles.

Property and equipment under capital leases are as follows:

	As of June 30,
	2004	2003

Office furniture and equipment	$28	$28
Accumulated amortization	(15)	(10)
Net property and equipment under capital leases	$13	$18

Depreciation expense for assets recorded under capital leases was $5, $5, and $5 for the years ended June 30, 2004, 2003, and 2002, respectively.

On August 1, 2005, the Company entered into a one-year sublease with Inovar with respect to the 12 square foot manufacturing facility in its headquarters building in connection with the outsourcing of its manufacturing operations. Either party may terminate the lease for any reason upon 90 days written notice or 60 days written notice to the other party of material breach of the agreement. The subtenant pays $11 per month and the sublease expires on July 31, 2006.

Certain operating leases contain rent escalation clauses based on the consumer price index. Rental expense is recognized on a straight-line basis. Rental expense, which was composed of minimum payments under operating lease obligations, was $1.8 million, $1.3 million, and $755 for the years ended June 30, 2004, 2003, and 2002, respectively.

Future minimum lease payments under capital leases and noncancelable operating leases with initial terms of one year or more are as follows as of June 30, 2004:

	Capital	Gross Operating Leases	Less Sublease	Net Operating Leases
For years ending June 30:
2005	$7	$676	$-	$676
2006	2	553	(121)	432
2007	-	221	(11)	210
2008	-	21	-	21
2009 and thereafter	-	2	-	2
Total minimum lease payments	9	$1,473	$(132)	$1,341
Less amount representing interest	(1)
Present value of net minimum lease payments	8
Less current portion	(6)
Long-term capital lease obligations	$2

13.	Note Payable

On October 14, 2002, the Company entered into a note payable in the amount of $2,000. The note payable encompassed previous expenditures related to our Oracle Enterprise Resource Planning implementation. The term of the note was 36 months with monthly payments of $60 and an interest rate of 5.8 percent. The Company had $932 outstanding under the note payable as of June 30, 2004.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON'T)
(in thousands except share and per share amounts)

14.	Accrued Liabilities

Accrued liabilities consist of the following as of June 30, 2004 and 2003:

	As of June 30,
	2004	2003
Accrued salaries and bonuses	$948	$710
Other accrued liabilities	760	327
Legal contingencies	43	147
Class action settlement	9,013	7,326
Total	$10,764	$8,510

15.	Costs and Estimated Earnings on Uncompleted Contracts

Information with respect to uncompleted contracts is as follows as of June 30, 2004 and 2003:

	As of June 30,
	2004	2003

Billings on uncompleted contracts	$757	$634
Less costs incurred on uncompleted contracts	(382)	(338)
	$375	$296

The above amounts are reported in the consolidated balance sheet in billings in excess of costs on uncompleted contracts.

16.	Commitments and Contingencies

The Company establishes contingent liabilities when a particular contingency is both probable and estimable. For the contingencies noted below the Company has accrued amounts considered probable and estimable. The Company is not aware of pending claims or assessments, other than as described below, which may have a material adverse impact on the Company’s financial position or results of operations.

Ascalade Communications, Ltd. On August 11, 2003, the Company entered into a manufacturing agreement with Ascalade Communications, Ltd. related to the outsourced manufacturing of certain of its products. The manufacturing agreement established annual volume commitments. In the event annual volume commitments are not met, the Company will be subject to a tooling amortization charge for the difference between the Company’s volume commitment and its actual product purchases. For the calendar year ended December 31, 2004, the Company did not meet its annual volume commitment and was required to pay $30 in amortization charges. The Company was also responsible for prepayment of $274 in certain raw material inventory related to the annual volume commitment.

Legal Proceedings. In addition to the legal proceedings described below, the Company is also involved from time to time in various claims and other legal proceedings which arise in the normal course of business. Such matters are subject to many uncertainties and outcomes that are not predictable. However, based on the information available to the Company as of November 28, 2005 and after discussions with legal counsel, the Company does not believe any such other proceedings will have a material, adverse effect on its business, results of operations, financial position, or liquidity, except as described below.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON'T)
(in thousands except share and per share amounts)

The SEC Action. On January 15, 2003, the SEC filed a civil complaint against the Company; Frances Flood, then the Company’s Chairman, Chief Executive Officer and President; and Susie Strohm, then the Company’s Chief Financial Officer. The complaint alleged that from the quarter ended March 31, 2001, the defendants engaged in a program of inflating the Company’s revenues, net income, and accounts receivable by engaging in improper revenue recognition in violation of generally accepted auditing standards (“GAAP”) and Section 17(a) of the Securities Act of 1933 and Sections 10(b), 13(a), and 13(b) of the Securities Exchange Act of 1934 and various regulations promulgated thereunder. Following the filing of the complaint, the Company placed Ms. Flood and Ms. Strohm on administrative leave and they subsequently resigned from their positions with the Company. On December 4, 2003, the Company settled the SEC action by entering into a consent decree in which, without admitting or denying the allegations of the complaint, it consented to the entry of a permanent injunction prohibiting future securities law violations. No fine or penalty was assessed against the Company as part of the settlement.

U.S. Attorney’s Investigation. On January 28, 2003, the Company was advised that the U.S. Attorney’s Office for the District of Utah had begun an investigation stemming from the complaint in the SEC action described above. No pleadings have been filed to date and the Company is cooperating fully with the U.S. Attorney’s Office.

The Whistleblower Action. On February 11, 2003, the Company’s former vice president of sales filed a whistleblower claim with the Occupational Safety and Health Administration (“OSHA”) under the employee protection provisions of the Sarbanes-Oxley Act alleging that the Company had wrongfully terminated his employment for reporting the Company’s alleged improper revenue recognition practices to the SEC in December 2002, which precipitated the SEC action against the Company. In February 2004, OSHA issued a preliminary order in favor of the former officer, ordering that he be reinstated with back pay, lost benefits, and attorney’s fees. The former officer had also filed a separate lawsuit against the Company in the United States District Court for the District of Utah, Central Division, alleging various employment discrimination claims. In May 2004, the Administrative Law Judge approved a settlement agreement with the former officer pursuant to which he released the Company from all claims asserted by him in the OSHA proceeding and the federal court action in exchange for a cash payment by the Company. The settlement did not have a material impact on the Company's results of operations or financial condition.

The Shareholders’ Class Action. On June 30, 2003, a consolidated complaint was filed against the Company, eight present or former officers and directors of the Company, and Ernst & Young LLP (“Ernst & Young”), the Company’s former independent public accountants, by a class consisting of purchasers of the Company’s common stock during the period from April 17, 2001 through January 15, 2003. The action followed the consolidation of several previously filed class action complaints and the appointment of lead counsel for the class. The allegations in the complaint were essentially the same as those contained in the SEC complaint described above. On December 4, 2003, the Company, on behalf of itself and all other defendants with the exception of Ernst & Young, entered into a settlement agreement with the class pursuant to which the Company agreed to pay the class $5.0 million and issue the class 1.2 million shares of its common stock. The cash payment was made in two equal installments, the first on November 10, 2003 and the second on January 14, 2005. On May 23, 2005, the court order was amended to require the Company to pay cash in lieu of stock to those members of the class who would otherwise have been entitled to receive fewer than 100 shares of stock. On September 29, 2005, the Company completed its obligations under the settlement agreement by issuing a total of 1,148,494 shares of the Company’s common stock to the plaintiff class, including 228,000 shares previously issued in November 2004, and the Company paid an aggregate of $127 in cash in lieu of shares to those members of the class who would otherwise have been entitled to receive an odd-lot number of shares or who resided in states in which there was no exemption available for the issuance of shares. The cash payments were calculated on the basis of $2.46 per share which was equal to the higher of (i) the closing price for the Company’s common stock as reported by the Pink Sheets on the business day prior to the date the shares were mailed, or (ii) the average closing price over the five trading days prior to such mailing date.

Expenses related to the SEC investigation and the shareholders’ class action lawsuit was $5.1 million and $9.2 million for the years ended June 30, 2004 and 2003, respectively, and are reported in general and administrative expenses. During fiscal 2004, the Company incurred an expense of approximately $4.1 million related to the 1.2 million shares of the Company’s common stock that were issued in November 2004 and September 2005. On a quarterly basis, the Company revalues the un-issued shares to the closing price of the stock on the last day of the quarter.

The Shareholder Derivative Actions. Between March and August 2003, four shareholder derivative actions were filed by certain shareholders of the Company against various present and past officers and directors of the Company and against Ernst & Young. The complaints asserted allegations similar to those asserted in the SEC complaint and shareholders’ class action described above and also alleged that the defendant directors and officers violated their fiduciary duties to the Company by causing or allowing the Company to recognize revenue in violation of GAAP and to issue materially misstated financial statements and that Ernst & Young breached its professional responsibilities to the Company and acted in violation of GAAP by failing to identify or prevent the alleged revenue recognition violations and by issuing unqualified audit opinions with respect to the Company’s fiscal 2002 and 2001 financial statements. One of these actions was dismissed without prejudice on June 13, 2003. As to the other three actions, the Company’s Board of Directors appointed a special litigation committee of independent directors to evaluate the claims. That committee determined that the maintenance of the derivative proceedings against the individual defendents was not in the best interest of the Company. Accordingly, on December 12, 2003, the Company moved to dismiss those claims. In March 2004, the Company’s motions were granted, and the derivative claims were dismissed with prejudice as to all defendants except Ernst & Young. The Company was substituted as the plaintiff in the action and is now pursuing in its own name the claims against Ernst & Young.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON'T)
(in thousands except share and per share amounts)

Employment Separation Agreements. On December 5, 2003, the Company entered into employment separation agreements with Frances Flood, the Company’s former Chairman, Chief Executive Officer and President, and Susie Strohm, the Company’s former Chief Financial Officer, which generally provided that these individuals would resign from their positions and employment with the Company, and the Company would make one-time, lump-sum payments in consideration of their surrender and delivery to the Company of shares of the Company’s common stock and Company stock options and their release of claims against the Company. Ms. Flood and Ms. Strohm also agreed to cooperate with the Company in the SEC action and related proceedings and the Company agreed to continue to indemnify such persons for attorneys fees incurred in the SEC action and related proceedings, subject to the limitations imposed by Utah law. The Company also released any existing claims against such persons except such claims as to which indemnification would not be permitted by Utah law. The agreement with Ms. Flood provided for a payment to her of $350 and her surrender and delivery to the Company of 35,000 shares of the Company’s common stock and 706,434 stock options (461,433 of which were vested). The agreement with Ms. Strohm provided for a payment to her of $75 and her surrender and delivery to the Company of 15,500 shares of the Company’s common stock and 268,464 stock options (171,963 of which were vested) (see Note 21).

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

The Insurance Coverage Action. On February 9, 2004, the Company and Edward Dallin Bagley, the Chairman of the Board of Directors and significant shareholder of the Company, jointly filed an action against National Union Fire Insurance Company of Pittsburgh, Pennsylvania (“National Union”) and Lumbermens Mutual Insurance Company of Berkeley Heights, New Jersey (“Lumbermens Mutual”), the carriers of certain prior period directors and officers’ liability insurance policies, to recover the costs of defending and resolving claims against certain of the Company’s present and former directors and officers in connection with the SEC complaint, the shareholders’ class action, and the shareholder derivative actions described above, and seeking other damages resulting from the refusal of such carriers to timely pay the amounts owing under such liability insurance policies. This action has been consolidated into a declaratory relief action filed by one of the insurance carriers on February 6, 2004 against the Company and certain of its current and former directors. In this action, the insurers assert that they are entitled to rescind insurance coverage under our directors and officers liability insurance policies, $3.0 million of which was provided by National Union and $2.0 million of which was provided by Lumbermens Mutual, based on alleged misstatements in the Company’s insurance applications. In February 2005, the Company entered into a confidential settlement agreement with Lumbermens Mutual pursuant to which the Company and Mr. Bagley received a lump-sum cash amount and the plaintiffs agreed to dismiss their claims against Lumbermens Mutual with prejudice. The cash settlement is held in a segregated account until the claims involving National Union have been resolved, at which time the amounts received in the action will be allocated between the Company and Mr. Bagley. The amount distributed to the Company and Mr. Bagley will be determined based on future negotiations between the Company and Mr. Bagley. The Company cannot currently estimate the amount of the settlement which it will ultimately receive. Upon determining the amount of the settlement which the Company will ultimately receive, the Company will record this as a contingent gain. On October 21, 2005, the court granted summary judgment in favor of National Union on its rescission defense and accordingly entered a judgment dismissing all of the claims asserted by ClearOne and Mr. Bagley. The Company and Mr. Bagley have filed a notice of appeal concerning this adverse judgment and intend to vigorously pursue the appeal and any follow-up proceedings regarding their claims against National Union. Although the Company and Mr. Bagley are optimistic about their appeal, no assurances can be given that they will be successful. The Company and Mr. Bagley have entered into a Joint Prosecution and Defense Agreement in connection with the action and the Company is paying all litigation expenses except litigation expenses which are solely related to Mr. Bagley’s claims in the litigation.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON'T)
(in thousands except share and per share amounts)

Wells Submission. The Company has been advised by the staff of the Salt Lake District Office of the SEC that the staff intends to recommend to the Commission that administrative proceedings be instituted to revoke the registration of the Company’s common stock based on the Company’s failure to timely file annual and quarterly reports with the Commission. The Company has provided the staff with a so-called “Wells Submission” setting forth its position with respect to the staff’s intended recommendation, which submission would be considered by the Commission in determining whether or not to authorize an administrative proceeding. There can be no assurance that the Company will be successful in convincing the Commission not to initiate an administrative proceeding or that the Company would prevail if an administrative proceeding were initiated.

The Pacific Technology & Telecommunications Collection Action. On August 12, 2003, the Company initiated a commercial arbitration proceeding against Pacific Technology & Telecommunications (“PT&T”), a former distributor, seeking to collect approximately $1.8 million that PT&T owed the Company for inventory it purchased and received but did not pay for. PT&T denied the Company’s claim and asserted counterclaims. Subsequently, on April 20, 2004, PT&T filed for protection under Chapter 7 of the United States Bankruptcy Code, which had the effect of staying the proceeding. Following PT&T’s bankruptcy filing, the Company successfully negotiated a settlement with the bankruptcy trustee. Under the settlement, which has been approved by the bankruptcy court, the Company paid $25 and obtained the right to recover all unsold ClearOne inventory held by PT&T and the right to pursue on the basis of an assignment any claims that PT&T may have against any of its own officers or directors, subject, however, to a maximum recovery of $800. The Company is currently in the process of investigating whether any such claims exist and, if so, whether it would be in the Company’s best interest to pursue them given the anticipated legal expenses and the uncertainties of being able to collect any resulting favorable judgment. The settlement also resulted in the release and dismissal with prejudice of all of PT&T’s claims against the Company. To date, the Company has not recovered any inventory held by PT&T.

17.	Shareholders’ Equity

Private Placement

On December 11, 2001, the Company closed a private placement of 1,500,000 shares of common stock. Gross proceeds from the private placement were $25.5 million, before costs and expenses associated with this transaction, which totaled $1.7 million.

The Company also issued warrants to purchase 150,000 shares of its common stock at $17.00 per share to its financial advisor. Such warrants vested immediately and were valued at $1.6 million using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0 percent, risk-free interest rate of 4.4 percent, expected price volatility of 68.0 percent, and contractual life of five years. The warrants expire on November 27, 2006. All warrants were outstanding as of June 30, 2004.

Stock Repurchase Program

During October 2002, the Company’s Board of Directors approved a stock repurchase program to purchase up to 1,000,000 shares of the Company’s common stock over the following 12 months on the open market or in private transactions. During the fiscal year ended June 30, 2003, the Company repurchased 125,000 shares on the open market for $430. All repurchased shares were immediately retired. The stock repurchase program expired in October 2003 and no additional shares were repurchased.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON'T)
(in thousands except share and per share amounts)

18.	Stock Options

The Company’s 1990 Incentive Plan (the “1990 Plan”) has shares of common stock available for issuance to employees and directors. Provisions of the 1990 Plan include the granting of stock options. Generally, stock options vest over a five-year period at 10 percent, 15 percent, 20 percent, 25 percent, and 30 percent per year. Certain other stock options vest in full after eight years. As of June 30, 2004, there were 30,750 options outstanding under the 1990 Plan and no additional options were available for grant under such plan.

The Company also has a 1998 Stock Option Plan (the “1998 Plan”). Provisions of the 1998 Plan include the granting of stock options. Of the options granted through December 1999, 1,066,000 will cliff vest after 9.75 years; however, such vesting was accelerated for 637,089 of these options upon meeting certain earnings per share goals through the fiscal year ended June 30, 2003. Of the options granted subsequent to December 1999 through June 2002, 1,248,250 will cliff vest after six years; however, such vesting may be accelerated if earnings per share goals through the fiscal year ending June 30, 2005 are met. Under the 1998 Plan, 2,500,000 shares were authorized for grant. The 1998 Plan expires June 10, 2008, or when all the shares available under the plan have been issued if this occurs earlier. As of June 30, 2004, there were 1,402,437 options outstanding under the 1998 Plan and 795,439 options available for grant in the future.

Stock option information for the fiscal years ending June 30, 2004, 2003, and 2002 with respect to the Company’s stock option plans is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price

Outstanding at June 30, 2001	1,750,798	$8.37
Granted	366,908	13.24
Expired and canceled	(402,751)	13.04
Exercised	(195,999)	5.21
Outstanding at June 30, 2002	1,518,956	8.71

Granted	835,500	3.57
Expired and canceled	(350,200)	11.57
Exercised	(31,500)	2.72
Outstanding at June 30, 2003	1,972,756	6.12

Granted	1,118,250	4.37
Expired and canceled	(1,657,819)	4.72
Exercised	-	-
Outstanding at June 30, 2004	1,433,187	$6.37

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON'T)
(in thousands except share and per share amounts)

The following table summarizes information about stock options outstanding as of June 30, 2004:

	Options Outstanding			Options Exercisable
Exercise Price Range	Options Outstanding	Weighted Average Contractual Remaining Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

$0.00 to $2.04	30,750	1.5 years	$0.75	30,750	$0.75
$2.05 to $4.09	703,789	6.9 years	3.14	278,229	3.37
$4.10 to $8.18	355,581	8.0 years	6.43	12,081	6.67
$8.19 to $10.22	15,256	5.3 years	9.67	11,144	9.67
$10.23 to $12.26	78,340	6.4 years	11.37	26,860	11.39
$12.27 to $14.31	143,321	6.0 years	13.30	78,714	13.58
$14.32 to $16.35	78,500	5.9 years	15.25	26,689	15.25
$16.36 to $18.40	27,150	6.0 years	17.15	5,005	17.15
$18.41 to $20.45	500	5.7 years	19.63	338	19.63
Total	1,433,187	6.9 years	$6.37	469,810	$6.43

The following are the options exercisable at the corresponding weighted average exercise price as of June 30, 2004, 2003, and 2002, respectively: 469,810 at $6.43; 839,871 at $4.80; and 793,965 at $6.10.

The grant date weighted average fair value of options granted during the years ended June 30, 2004, 2003, and 2002 was $3.29, $2.50, and $9.33, respectively. The fair value of options was determined using the Black-Scholes option pricing model with the following weighted average assumptions for the fiscal years ended June 30, 2004, 2003, and 2002: expected dividend yield, 0 percent for each year; risk-free interest rate was 3.2 percent, 2.5 percent, and 4.1 percent, respectively; expected price volatility, 91.2 percent, 90.0 percent, and 81.2 percent; and expected life of options, 5.2, 4.9, and 5.5 years.

During the fiscal year ended June 30, 2001, the Company modified 25,000 options to reduce the exercise price of the award. The award is being accounted for as variable and the intrinsic value of the award is remeasured until the date the award is exercised, is forfeited, or expires unexercised. Compensation cost with respect to a variable award is being recognized on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

Due to the Company’s failure to remain current in its filing of periodic reports with the SEC, employees, executive officers, and directors are currently not allowed to exercise options under either the 1990 Plan or the 1998 Plan. Since December 2003, individual grants that had been affected by this situation were modified to extend the life of the option through the date the Company becomes current in its filings with the SEC and options again become exercisable. These modifications include (i) the extension of the post-service exercise period of vested options held by persons who have ceased to serve the Company; (ii) the extension of the option exercise period for maturing options that were fully vested and unexercised; (iii) the acceleration of vesting schedule for certain key employees whose employment terminated due to the sale of the conferencing services business to Premiere; and (iv) the acceleration of vesting schedule of one former officer at termination. The Company booked compensation expense of $200 during fiscal 2004 due to these modifications.

19.	Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”). A total of 500,000 shares of common stock were reserved for issuance under the ESPP. The Company’s Board of Directors or a committee established by the Board of Directors administers the ESPP and has authority to interpret the terms of the ESPP and to determine eligibility. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code. All employees are eligible after thirty days employment.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON'T)
(in thousands except share and per share amounts)

Employees can purchase common stock through payroll deductions of up to 10 percent of their base pay. Amounts deducted and accumulated by the employees are used to purchase shares of common stock on the last day of each month. The Company directs a participating broker to conduct open market purchases of the common stock and the purchase price is the price of the employee’s shares. The Company contributes to the account of the employee one share of common stock for every nine shares purchased by the employee under the ESPP. An employee may end participation at any time. Participation in the ESPP ends upon termination of employment. During the fiscal years ended June 30, 2004, 2003, and 2002, 0, 1,841, and 724 shares of common stock were issued under the ESPP. The ESPP is compensatory under APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Compensation expense from the ESPP was $0, $8, and $13 for the fiscal years ended June 30, 2004, 2003, and 2002, respectively. The program was suspended during fiscal 2003 due to the Company’s failure to remain current in its filing of periodic reports with the SEC.

20.	Significant Customers

During the fiscal years ended June 30, 2004, 2003, and 2002, revenues in the Company’s product segment included sales to different distributors that represented more than 10 percent each. During the fiscal year ended June 30, 2004, the Company had three distributors whose individual sales represented more than 10 percent of total revenue and whose combined sales represented 53.0 percent of total revenue. These same distributors each had balances of greater than 10 percent of the Company’s total accounts receivable aging as of June 30, 2004. Combined these distributors represented 54.9 percent of gross accounts receivable. During the fiscal year ended June 30, 2003, the Company had two distributors whose individual sales represented more than 10 percent of total revenue and whose combined sales represented 24.8 percent of total revenue. During the fiscal year ended June 30, 2002, the Company had one distributor whose individual sales represented 15.7 percent of its total revenues.

These distributors facilitate product sales to a large number of end-users, none of which is known to account for more than 10 percent of the Company’s revenue from product sales. Nevertheless, the loss of one or more distributors could reduce revenues and have a material adverse effect on the Company’s business and results of operations.

21.	Severance Charges

During the fiscal year ended June 30, 2003, the Company recorded a total of $362 in severance and other related costs associated with a reduction of 43 employees in the United States and Ireland. Such costs were included in operating expenses during the year ended June 30, 2003. The Company paid out this entire amount during the year ended June 30, 2003.

During the fiscal year ended June 30, 2004, the Company recorded a total of $182 in severance associated with settlement agreements and releases with three former executive officers in connection with the cessation of their employment. Such costs were included in operating expenses during the year ended June 30, 2004. The Company paid these amounts during the years ended June 30, 2004 and 2005. In connection with the employment separation agreements between the Company and Ms. Flood and the Company and Ms. Strohm, the Company recorded compensation expense of $306 and $56, respectively (See Note 16).

22.	Retirement Savings and Profit Sharing Plan

The Company has a 401(k) retirement savings and profit sharing plan to which it makes discretionary matching contributions, as authorized by the Board of Directors. All full-time employees who are at least 21 years of age and have a minimum of sixty days of service with the Company are eligible to participate in the plan. Matching contributions are 20 percent up to 6 percent of the employee’s earnings, paid bi-weekly; however, prior to the fiscal year ended June 30, 2003, the Company paid matching contributions at fiscal year-end. The Company’s retirement plan contribution expense for the fiscal years ended June 30, 2004, 2003, and 2002 totaled $30, $0, and $72, respectively.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON'T)
(in thousands except share and per share amounts)

23.	Income Taxes

Income (loss) from continuing operations and before income taxes consisted of the following:

	Years Ended June 30,
	2004	2003	2002

U.S.	$(12,438)	$(17,822)	$(3,261)
Non-U.S.	556	(8,423)	(6,393)
	$(11,882)	$(26,245)	$(9,654)

The benefit (provision) for income taxes on income from continuing operations consisted of the following:

	Years Ended June 30,
	2004	2003	2002

Current:
U.S. Federal	$3,698	$3,460	$(2,028)
U.S. State	163	132	(245)
Non-U.S.	(202)	(47)	(22)
Stock option benefit credited to paid in capital	-	-	(452)
Total current	$3,659	$3,545	$(2,747)

Deferred:
U.S. Federal	666	771	3,714
U.S. State	440	613	505
Non-U.S.	-	-	(1)
Total deferred	1,106	1,384	4,218

Total current and deferred income taxes	4,765	4,929	1,471

Increase in valuation allowance	(4,185)	(3,608)	(1,298)

Benefit (provision) for income taxes	$580	$1,321	$173

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON'T)
(in thousands except share and per share amounts)

The following table presents the principal reasons for the difference between the actual effective income tax rate and the expected U.S. federal statutory income tax rate of 34.0 percent on income from continuing operations:

	Years Ended June 30,
	2004	2003	2002

U.S. federal statutory income tax rate at 34.0%	$4,040	$8,924	$3,282
State income tax (provision) benefit, net of federal income tax effect	75	54	(373)
Extraterritorial income exclusion	-	-	79
Research and development credit	108	-	46
Foreign earnings or losses taxes at different rates	(10)	(255)	(132)
Impairment of investment in foreign subsidiary	-	(2,596)	(2,112)
Impairment of E.mergent goodwill	-	(1,709)	-
Change in valuation allowance	(4,185)	(3,608)	(1,298)
Valuation allowance change attributable to state tax impact and other	436	661	764
Non-deductible items and other	116	(150)	(83)

Total	$580	$1,321	$173

Deferred income taxes are determined based on the differences between the financial reporting and income tax bases of assets and liabilities using enacted income tax rates expected to apply when the differences are expected to be settled or realized. As of June 30, 2004 and 2003, significant components of the net U.S. deferred income tax assets and liabilities were as follows:

	As of June 30,
	2004	2003
Deferred income tax assets:
Net operating loss carryforwards	$1,838	$724
Accrued liabilities	3,865	2,980
Allowance for sales returns and doubtful accounts	9	155
Inventory reserve	1,019	1,939
Deferred revenue	1,455	1,796
Installment sale	178	128
Accumulated research and development credits	382	142
Alternative minimum tax credits	355	-
Basis difference in intangible assets	797	852
Other	227	162
Subtotal	10,125	8,878
Valuation allowance	(9,507)	(5,252)
Deferred income tax assets	618	3,626

Deferred income tax liabilities:
Basis difference in fixed assets	(618)	(458)
Other	-	(89)
Deferred income tax liabilities	(618)	(547)
Net deferred income tax assets	$-	$3,079

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON'T)
(in thousands except share and per share amounts)

Deferred income tax assets and liabilities were netted by income tax jurisdiction and were reported in the consolidated balance sheets as of June 30, 2004 and 2003, as follows:

	As of June 30,
	2004	2003

Current deferred income tax assets	$401	$2,531
Long-term deferred income tax assets	-	548
Current deferred income tax liabilities	-	-
Long-term deferred income tax liabilities	(401)	-
Net deferred income tax assets	$-	$3,079

The Company has not provided for U.S. deferred income taxes or foreign withholding taxes on the undistributed earnings of its non-U.S. subsidiaries since these earnings are intended to be reinvested indefinitely and therefore, the foreign currency translation adjustment included in other comprehensive income has not been tax effected. It is not practical to estimate the amount of additional taxes that might be payable on such undistributed earnings. Total undistributed earnings from foreign subsidiaries were $559, $205, and $152 for the fiscal years ended June 30, 2004, 2003, and 2002, respectively.

As of June 30, 2004 and 2003, the Company has a net operating loss (“NOL”), research credit, and alternative minimum tax credit carryforwards for U.S. federal income tax reporting purposes of $2.4 million, $313, and $355, respectively, which will begin to expire in 2021. Of these carryforwards, $697 of the NOL and $159 of the research credit were generated by E.mergent before it was acquired by the Company and are subject to a full valuation allowance. When these carryforwards are subsequently recognized, the tax benefit will be credited to operations since the goodwill related to E.mergent was fully impaired at June 30, 2004. The Company also has state NOL and research and development tax credit carryforwards of approximately $20.4 million and $69, respectively, which expire depending on the rules of the various states to which the carryovers relate. The Company also has a NOL carryforward in its Irish subsidiary. However, the Company is in the process of closing its Irish subsidiary and does not anticipate ever being able to use these losses and has not separately reported these amounts. The Company also has a small amount of deferred tax assets, subject to a full valuation allowance, at its Canadian subsidiary. As discussed in Note 26, the Company has sold its Canadian subsidiary and therefore has not separately reported these amounts.

The Internal Revenue Code contains provisions that reduce or limit the availability and utilization of NOL and credit carryforwards if certain changes in ownership have taken place. The Company has not determined if it has undergone an ownership change under these provisions. If the Company has undergone an ownership change under these rules, the Company’s ability to utilize its NOLs and credit carryovers may be limited. However, as a result of an ownership change associated with the acquisition of E.mergent, utilization of E.mergent’s NOL and research and development credit carryfowards arising prior to the ownership change date, will be limited to an amount not to exceed the value of E.mergent on the ownership change date multiplied by the Federal long-term tax-exempt rate. If the annual limitation of $1.1 million is not utilized in any particular year, it will remain available on a cumulative basis through the expiration date of the applicable NOL and credit carryforwards. Management does not believe that these rules will adversely impact the Company’s ability to utilize these losses. Certain states also have rules that could limit the Company’s ability to use its state NOL and research credit carryovers.

SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Valuation allowances were recorded in 2004 and 2003 due to the uncertainty of realization of the assets based upon a number of factors, including lack of profitability in 2004, 2003, and 2002 and the limited taxable income in carryback years as permitted by the tax law. For the year ended June 30, 2003, the Company has recorded a valuation allowance against a portion of its net deferred tax assets. For the year ended June 30, 2004, the Company has recorded a valuation allowance against all of its net deferred tax assets. A full valuation allowance was recorded because none of the net deferred tax assets would generate a NOL that could be carried back to prior tax years. Based on the Company’s lack of profitability in recent years it is more likely than not that all of the net deferred tax assets will not be realized that cannot be carried back to prior tax years.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON'T)
(in thousands except share and per share amounts)

The net change in the Company’s domestic valuation allowance was an increase of $4.3 million, $3.5 million, and $1.7 million for the years ended June 30, 2004, 2003, and 2002, respectively.

24.	Related-Party Transactions

Edward Dallin Bagley, Chairman of the Board of Directors and significant shareholder of the Company, served as a consultant to the Company from November 2002 through January 2004 and was paid $5 per month for his services. He consulted with Company’s management on mergers and financial matters on an as needed basis. Mr. Bagley’s services were performed pursuant to an oral agreement, the terms of which were approved by the Board of Directors.

The Company and Mr. Bagley jointly filed an action against National Union and Lumbermens Mutual. For additional discussion see Note 16 under The Insurance Coverage Action.

25.	Segment and Geographic Information

During the fiscal years ended June 30, 2004, 2003, and 2002, the Company included in continuing operations two operating segments - products and business services. The Company’s Chief Executive Officer and senior management rely on internal management reports that provide financial and operational information by operating segment. The Company’s management makes financial decisions and allocates resources based on the information it received from these internal management reports. The business services segment was established in fiscal 2002 as a result of the acquisition of E.mergent in late fiscal 2002 and includes certain operations of E.mergent and the operations of OM Video. During fiscal 2004, the Company sold its business services-related E.mergent operations and accordingly these operations have been omitted from these disclosures (see Note 4). Because of the changes in the Company’s operations and the information being provided to the Company’s Chief Executive Officer, the segment disclosures for fiscal 2003 and 2002 have been restated to incorporate these changes.

The Company’s segments are strategic business units that offer products and services to satisfy different customer needs. They are managed separately because each segment requires focus and attention on its market and distribution channel. The products segment includes products for audio conferencing products, video conferencing products, and sound reinforcement products. The business services segment provided services in Canada, including technical services such as designing, constructing, and servicing of conference systems and maintenance contracts, and value-added services such as proactive field support, training, system consulting, and help desk.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. For operating segments, segment profit (loss) is measured based on income from continuing operations before provision (benefit) for income taxes. Other income (expense), net is unallocated.

The United States was the only country to contribute more than 10 percent of total revenues in each fiscal year. Canada contributed more than 10 percent of total revenues in the fiscal years ended June 30, 2004 and 2003. The Company’s revenues are substantially denominated in U.S. dollars and are summarized geographically as follows (in thousands):

	Years Ended June 30,
	2004	2003	2002

United States	$21,654	$19,683	$22,035
Canada	6,274	6,316	474
All other countries	5,966	8,678	3,744
Total	$33,894	$34,677	$26,253

The Company’s long-lived assets, net of accumulated depreciation, located outside of the United States are $83, $39, and $41, for the fiscal years ended June 30, 2004, 2003, and 2002, respectively.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON'T)
(in thousands except share and per share amounts)

The following tables summarize the Company’s segment information:

	Product	Business Services	Product Segment Transactions with the Business Services Segment	Total
2004:
Revenue	$27,879	$6,058	$(43)	$33,894
Gross profit	11,465	2,006	(8)	13,463

2003:
Revenue	$27,516	$7,165	$(4)	$34,677
Gross profit	9,405	3,110	(8)	12,507

2002:
Revenue	$26,253	$-	$-	$26,253
Gross profit	12,369	-	-	12,369

The reconciliation of segment information to the Company’s consolidated totals is as follows (in thousands):

	Fiscal Year Ended June 30, 2004
	Product	Business Services	Corporate	Total

Gross profit	$11,457	$2,006	$-	$13,463
Marketing and selling expense	(7,879)	(390)	-	(8,269)
General and administrative expense	(406)	(1,113)	(11,388)	(12,907)
Research and product development expense	(3,908)	-	-	(3,908)
Interest income	-	-	52	52
Interest expense	-	-	(183)	(183)
Other income (expense), net	-	-	(130)	(130)
(Provision) benefit for income taxes	-	-	580	580
Total income from continuing operations	$(736)	$503	$(11,069)	$(11,302)

Depreciation and amortization expense	$1,934	$18	$-	$1,952

Identifiable assets	$17,732	$1,302	$9,828	$28,862

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON'T)
(in thousands except share and per share amounts)

	Fiscal Year Ended June 30, 2003
	Product	Business Services	Corporate	Total

Gross profit	$9,397	$3,110	$-	$12,507
Marketing and selling expense	(6,468)	(412)	-	(6,880)
General and administrative expense	(365)	(1,270)	(13,763)	(15,398)
Research and product development expense	(2,995)	-	-	(2,995)
Impairment losses	(5,102)	(8,426)	-	(13,528)
Interest income	-	-	85	85
Interest expense	-	-	(91)	(91)
Other income (expense), net	-	-	55	55
(Provision) benefit for income taxes	-	-	1,321	1,321
Total income from continuing operations	$(5,533)	$(6,998)	$(12,393)	$(24,924)

Depreciation and amortization expense	$1,805	$278	$-	$2,083

Identifiable assets	$14,255	$910	$14,089	$29,254

	Fiscal Year Ended June 30, 2002
	Product	Business Services	Corporate	Total

Gross profit	$12,369	$-	$-	$12,369
Marketing and selling expense	(7,010)	-	-	(7,010)
General and administrative expense	(880)	-	(3,496)	(4,376)
Research and product development expense	(3,810)	-	-	(3,810)
Impairment losses	(7,115)	-	-	(7,115)
Interest income	-	-	293	293
Interest expense	-	-	(23)	(23)
Other income (expense), net	-	-	18	18
(Provision) benefit for income taxes	-	-	173	173
Total income from continuing operations	$(6,446)	$-	$(3,035)	$(9,481)

Depreciation and amortization expense	$2,176	$-	$-	$2,176

Identifiable assets	$23,497	$-	$19,760	$43,257

26.	Subsequent Events

Sale of Conferencing Services Business. On July 1, 2004, the Company sold its conferencing services business segment to Premiere for $21.3 million. Of the purchase price $1.0 million was placed into an 18-month Indemnity Escrow account and an additional $300 was placed into a working capital escrow account. The Company received the $300 working capital escrow funds approximately 90 days after the execution date of the contract. Additionally, $1.4 million of the proceeds were utilized to pay off equipment leases pertaining to assets being conveyed to Premiere. From July 1, 2004 through February 28, 2005, we sublet 5,416 square feet of space in our headquarters building to Premiere Conferencing, the purchaser of our conferencing services business. The Company classified the conferencing services operations as discontinued operations in the accompanying consolidated financial statements (see Note 4).

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON'T)
(in thousands except share and per share amounts)

Settlement Agreement and Release. In connection with the Company’s sale of its conferencing services business, the Company entered into a severance agreement with Angelina Beitia, the Company’s former Vice-President, on July 15, 2004, which provided for a lump-sum payment of $100. In addition, Ms. Beitia surrendered and delivered to the Company all outstanding vested and unvested options.

Pre-payment of Note Payable. The Company pre-paid the balance of the note payable, $769, in October 2004. (see Note 13).

Closing of Germany Office. During December 2004, the Company closed its Germany office and consolidated its activity with the United Kingdom office. Costs associated with closing the Germany office totaled $305 in fiscal 2005 and included operating leases and severance payments.

Sale of OM Video. On March 4, 2005, the Company sold all of the issued and outstanding stock of its Canadian subsidiary, ClearOne Communications of Canada, Inc. (“ClearOne Canada”) to 6351352 Canada Inc., a Canada corporation. ClearOne Canada owned all the issued and outstanding stock of Stechyson Electronics, Ltd., which conducts business under the name OM Video. The Company agreed to sell the stock of ClearOne Canada for $200 in cash; a $1.3 million note payable over a 15-month period, with interest accruing on the unpaid balance at the rate of 5.3 percent per year; and contingent consideration ranging from 3.0 percent to 4.0 percent of related gross revenues over a five-year period. The Company expects to present all OM Video activities in discontinued operations in the fiscal year 2005 consolidated financial statements. As of June 30, 2004, the assets of the Canada audiovisual integration business were classified as held and used. (see Note 3.)

The Shareholders’ Class Action. On January 14, 2005, the second cash payment of $2.5 million was paid by the Company as agreed to in the settlement agreement dated December 4, 2003. On May 23, 2005, the court order was amended to require the Company to pay cash in lieu of stock to those members of the class who would otherwise have been entitled to receive fewer than 100 shares of stock. On September 29, 2005, the Company completed its obligations under the settlement agreement by issuing a total of 1,148,494 shares of the Company’s common stock to the plaintiff class, including 228,000 shares previously issued in November 2004, and the Company paid an aggregate of $127 in cash in lieu of shares to those members of the class who would otherwise have been entitled to receive an odd-lot number of shares or who resided in states in which there was no exemption available for the issuance of shares. The cash payments were calculated on the basis of $2.46 per share which was equal to the higher of (i) the closing price for the Company’s common stock as reported by the Pink Sheets on the business day prior to the date the shares were mailed, or (ii) the average closing price over the five trading days prior to such mailing date. (see Note 16.)

Third-Party Manufacturing Agreement. On August 1, 2005, the Company entered into a Manufacturing Agreement with Inovar, Inc., a Utah-based electronics manufacturing services provider (“Inovar”), pursuant to which the Company agreed to outsource its Salt Lake City manufacturing operations to Inovar. The agreement is for an initial term of three years, which shall automatically be extended for successive and additional terms of one year each unless terminated by either party upon 120 days advance notice at any time after the second anniversary of the agreement. The agreement generally provides, among other things, that Inovar shall: (i) furnish the necessary personnel, material, equipment, services, and facilities to be the exclusive manufacturer of substantially all the Company’s products that were previously manufactured at its Salt Lake City, Utah manufacturing facility, and the non-exclusive manufacturer of a limited number of products, provided that the total cost to the Company (including price, quality, logistic cost, and terms and conditions of purchase) is competitive; (ii) provide repair service, warranty support, and proto-type services for new product introduction on terms to be agreed upon by the parties; (iii) purchase certain items of the Company’s manufacturing equipment; (iv) lease certain other items of the Company’s manufacturing equipment and have a one-year option to purchase such leased items; (v) have the right to lease the Company’s former manufacturing employees from a third-party employee leasing company; and (vi) purchase the Company’s parts and materials on hand and in transit at the Company’s cost for such items with the purchase price payable on a monthly basis when and if such parts and materials are used by Inovar. The parties also entered into a one-year sublease for approximately 12 square feet of manufacturing space located in the Company’s headquarters in Salt Lake City, Utah, which sublease may be terminated by either party upon 90 days notice. The agreement provides that products shall be manufactured by Inovar pursuant to purchase orders submitted by the Company at purchase prices to be agreed upon by the parties, subject to adjustment based upon such factors as volume, long range forecasts, change orders, etc. The Company also granted Inovar a right of first refusal to manufacture new products developed by the Company at a cost to the Company (including price, quality, logistic cost, and terms and conditions of purchase) that is competitive. Costs associated with outsourcing the Company’s manufacturing totaled approximately $425 including severance payments, facilities no longer used by the Company, and fixed assets that will be disposed of. The Company anticipates that these costs will be included in the fiscal 2005 and 2006 consolidated financial statements.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON'T)
(in thousands except share and per share amounts)

Payoff of Burk Note Receivable. On August 22, 2005, the Company entered into a Mutual Release and Waiver Agreement with Burk pursuant to which Burk paid us $1.3 million in full satisfaction of the promissory note, which included a discount of approximately $120. As part of the Mutual Release and Waiver Agreement, we waived any right to future commission payments from Burk and we granted mutual releases to one another with respect to claims and liabilities. Subsequent to June 30, 2004, we anticipate recognizing a pre-tax gain on the sale of approximately $1.5 million. (see Note 5).