Form 10-K
period 2005-06-30
CLEARONE COMMUNICATIONS INC
filed 2006-03-28
CIK 840715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and larger accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Larger Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Securities Act.
Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the 10,415,962 shares of voting common stock held by non-affiliates was approximately $24,894,000 at December 31, 2005, based on the $2.39 closing price for the Company’s common stock on the Pink Sheets on such date.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares of ClearOne common stock outstanding as of June 30, 2005 and February 28, 2006, were 11,264,233 and 12,184,727, respectively.

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

None.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements reflect our views with respect to future events based upon information available to us at this time. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from these statements. Forward-looking statements are typically identified by the use of the words “believe,” “may,” “could,” “will,” “should,” “expect,” “anticipate,” “estimate,” “project,” “propose,” “plan,” “intend,” and similar words and expressions. Examples of forward-looking statements are statements that describe the proposed development, manufacturing, and sale of our products; statements that describe our results of operations, pricing trends, the markets for our products, our anticipated capital expenditures, our cost reduction and operational restructuring initiatives, and regulatory developments; statements with regard to the nature and extent of competition we may face in the future; statements with respect to the sources of and need for future financing; and statements with respect to future strategic plans, goals, and objectives. Forward-looking statements are contained in this report under “Description of Business” included in Item 1 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Qualitative and Quantitative Disclosures About Market Risk” included in Items 7 and 7A of Part II of this Annual Report on Form 10-K. The forward-looking statements are based on present circumstances and on our predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences and timing than those now assumed or anticipated. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the risk factors discussed in this report under the caption “Description of Business: Risk Factors.” These cautionary statements are intended to be applicable to all related forward-looking statements wherever they appear in this report. The cautionary statements contained or referred to in this report should also be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. Any forward-looking statements are made only as of the date of this report and ClearOne assumes no obligation to update forward-looking statements to reflect subsequent events or circumstances.

CAUTIONARY STATEMENT REGARDING THE FILING DATE OF THIS REPORT AND THE ANTICIPATED FUTURE FILINGS OF ADDITIONAL PAST-DUE REPORTS

This Annual Report on Form 10-K for the fiscal year ended June 30, 2005 is first being filed in March 2006. The Company is in the process of preparing its Quarterly Reports on Form 10-Q for the quarters ended September 30, 2005 and December 31, 2005 and plans to file such reports at the earliest practicable date. Shareholders and others are cautioned that the financial statements included in this report are over eight months old and are not necessarily indicative of the operating results that may be expected for the fiscal year ending June 30, 2006. Shareholders and others should also be aware that the staff of the Salt Lake District Office of the Securities and Exchange Commission (“SEC”) intended to recommend to the Commission that administrative proceedings be instituted to revoke the registration of the Company’s common stock based on the Company’s failure to timely file annual and quarterly reports with the Commission. The Company provided the staff with a so-called “Wells Submission” setting forth its position with respect to the staff’s intended recommendation. To date, the Commission has not instituted an administrative proceeding against the Company; however, there can be no assurance that the Commission will not institute an administrative proceeding in the future or that the Company would prevail if an administrative proceeding were instituted.

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

For a discussion of certain risks applicable to our business, results of operations, financial position, and liquidity see the risk factors described in “Risk Factors” below.

Significant Events

The SEC Action. A comprehensive review of our previously issued consolidated financial statements was undertaken during fiscal 2003 after it was determined that the statements were not prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). As a result of this review, we restated our previously reported consolidated financial statements for the fiscal years ended June 30, 2002 and 2001 as well as our previously reported consolidated financial statements for the first quarter of fiscal 2003 (“Previously Reported Statements”).

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

Securities Delisted from NASDAQ Stock Market and Pink Sheets, LLC. Our common stock was delisted from the NASDAQ National Market System on April 21, 2003 and has been quoted on the National Quotation Bureau’s Pink Sheets on an unsolicited basis since that time. On February 10, 2006, the Pink Sheets blocked publication of quotations for our common stock on its public website due to our failure to file current public information.

We intend to relist our common stock on NASDAQ Capital Market at the earliest practicable date, once we meet all listing criteria. Certain key listing criteria include the following:

•
a shareholders’ equity of $5.0 million, a market value of listed securities of $50.0 million, or a net income from continuing operations (in the latest fiscal year or in two of the last three fiscal years) of $750,000;

•	a market value of publicly held shares of $5.0 million;
•	a minimum bid price of $4.00 for 90-days prior to applying for listing;
•	three market makers;
•	distribution of an annual report;
•	a shareholders meeting; and
•	other corporate governance requirements.

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

Changes to Management and Board of Directors. Since January 2003, we have changed all members of our executive management team. Three of our former directors are no longer serving in such positions and we have appointed two new directors, both of whom are independent directors that serve on our Audit Committee. In January 2003, Frances Flood, our former Chairman and Chief Executive Officer, and Susie Strohm, our former Chief Financial Officer, were placed on administrative leave and they subsequently resigned from their positions. Michael Keough was then appointed as our Chief Executive Officer, Gregory Rand was appointed as our President and Chief Operating Officer, and George Claffey was appointed as our Chief Financial Officer. All three subsequently resigned for personal reasons at various times during calendar 2004 and on July 8, 2004, Zeynep “Zee” Hakimoglu was appointed as our President and Chief Executive Officer and Donald Frederick was appointed as our Chief Financial Officer. On November 15, 2004 Joseph Sorrentino was appointed as our Vice-President of Worldwide Sales and Marketing. On January 4, 2005, Werner Pekarek was appointed as our Vice-President of Operations. Mr. Frederick resigned on September 15, 2005 and on September 20, 2005, Craig Peeples, our Corporate Controller, was appointed as our Interim Chief Financial Officer. Additionally, on February 7, 2006, DeLonie Call, Vice-President - Human Resources, resigned in connection with the elimination of her position due to a restructuring of the executive team to match the change in size and structure of our organization.

Potential SEC Administrative Action. ClearOne has been advised by the staff of the Salt Lake District Office of the SEC that the staff intended to recommend to the Commission that administrative proceedings be instituted to revoke the registration of the Company’s common stock based on the Company’s failure to timely file annual and quarterly reports with the Commission. The Company provided the staff with a so-called “Wells Submission” setting forth its position with respect to the staff’s intended recommendation. To date, the Commission has not instituted an administrative proceeding against the Company; however, there can be no assurance that the Commission will not institute an administrative proceeding in the future or that the Company would prevail if an administrative proceeding were instituted.

Changes in Type and Scope of Operations

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

Sale of our U.S. Audiovisual Integration Services. On May 6, 2004, we sold certain assets of our U.S. audiovisual integration services operations (a portion of E.mergent, Inc.) to M:Space, Inc. (“M:Space”) for no cash compensation. M:Space is a privately held audiovisual integration services company. In exchange for M:Space assuming obligations for completion of certain customer contracts and satisfying maintenance contract obligations to existing customers, we transferred to M:Space certain assets including inventory valued at $573,000. The operations of the U.S. audiovisual integration services have been classified as discontinued operations in the consolidated financial statements.

Sale of Conferencing Services Business. On July 1, 2004, we sold our conferencing services business segment to Clarinet, Inc., an affiliate of American Teleconferencing Services, Ltd. doing business as Premiere Conferencing (“Premiere”) for $21.3 million. Of the purchase price, $1.0 million was placed into an 18-month Indemnity Escrow account and an additional $300,000 was placed into a working capital escrow account. We received the $300,000 working capital escrow funds approximately 90 days after the execution date of the contract. We received the $1.0 million in the Indemnity Escrow account in January 2006. The conferencing services operations have been classified as discontinued operations in the June 30, 2005 consolidated financial statements.

Sale of OM Video. On March 4, 2005, we sold all of the issued and outstanding stock of our Canadian subsidiary, ClearOne Communications of Canada, Inc. (“ClearOne Canada”) to 6351352 Canada Inc., a Canada corporation (the “OM Purchaser”). ClearOne Canada owned all the issued and outstanding stock of Stechyson Electronics Ltd., which conducts business under the name OM Video. We agreed to sell the stock of ClearOne Canada for $200,000 in cash; a $1.3 million note receivable which is due over a 15-month period, with interest accruing on the unpaid balance at the rate of 5.3 percent per year; and contingent consideration ranging from 3 percent to 4 percent of related gross revenues over a five-year period. We have presented all OM Video activities in discontinued operations in the June 30, 2005 consolidated financial statements. In June 2005, we were advised that the OM Purchaser had settled an action brought by the former employer of certain of OM Purchaser’s owners and employees alleging violation of non-competition agreements. The settlement reportedly involved a cash payment and an agreement not to sell certain products for a period of one year. Through December 2005, OM Purchaser had made all payments required under the note; however, OM Purchaser failed to make any subsequent, required payments under the note receivable. We are currently considering our collection options.

Following the disposition of operations in the video conferencing technology and products (which occurred prior to fiscal 2005), audiovisual integration services, and conferencing services businesses, we returned to our core competency of developing, manufacturing, and marketing audio conferencing products, which is where we intend to keep our focus for the foreseeable future.

Business Strategy

Our goal is to maintain our market leadership in the professional or installed segment of the audio conferencing systems market, while building market leadership in the tabletop conferencing space. In addition, we have created a new conferencing category with the RAV platform and continue to develop additional new products as we build what we believe to be the most complete audio conferencing product line on the market. The principal components of our strategy to achieve this goal are:

Provide a superior conferencing experience

We have been developing audio technologies since 1981 and believe we have established a reputation for providing some of the highest quality group audio conferencing solutions in the industry. Our proprietary audio signal processing technologies have been the core of our professional conferencing products and are the foundation for our new product development in other conferencing categories. We plan to build upon our reputation of being a market leader and continue to provide the highest quality products and technologies to the customers and markets we serve.

Offer greater value to our customers

To provide our customers with audio conferencing products that can offer high value, we are focused on listening to our customers and delivering products to meet their needs. By offering high quality products that are designed to solve conferencing ease-of-use issues and are easy to install, configure, and maintain, we believe we can provide greater value to our customers and enhance business communications and decision-making. Specific feedback from our customer and channel partners led to the development of the Converge 560 and 590 professional conferencing systems, which began shipping in November 2005.

Leverage and extend ClearOne technology leadership and innovation

We have sharpened our focus on developing cutting edge audio conferencing products and are committed to incorporating the latest technologies into our new and existing product lines. Key to this effort is adopting emerging technologies such as Voice over Internet Protocol (“VoIP”), wireless connectivity, the convergence of voice and data networks, exploring new usage models for our premium audio conferencing technology, and international standards based conferencing products. As an example, in February 2006 we began shipping our first VoIP tabletop conference phones called MAXAttach IP™ and MAX IP™, which are based on the SIP signaling protocol.

Expand and strengthen strong sales channels

We have made significant efforts to expand and strengthen strong domestic and international sales channels through the addition of key distributors and dealers that expand beyond our traditional audio-video (“AV”) channels that carry our professional conferencing line. We plan to continue to add new distribution partners, with specific emphasis on bolstering distribution to the Information Technology (“IT”), telephony channels, and PC reseller channels, where we see opportunity for our MAX® tabletop audio conferencing products, including our new VoIP MAX phones; our RAV™ audio conferencing systems; our conferencing peripherals, including the AccuMic® product line; our new tabletop controller; and other products currently in development.

Broaden our product offerings

We offer a full suite of audio conferencing products, ranging from high-end, professionally installed audio conferencing systems used in executive boardrooms, courtrooms, and auditoriums, to premium conferencing systems, to tabletop conferencing phones used in conference rooms and offices, and to personal conferencing devices. We plan to continue to broaden our product offerings to meet the evolving needs of our customers, address changes in the markets we currently serve, and effectively target new markets for our products.

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

Strengthen existing customer relationships through dedicated support

We have developed outstanding technical and sales support teams that are dedicated to providing customers with the best available service and support. We believe our technical support is recognized as among the best in the industry and we will continue to invest in the necessary resources to ensure that our customers have access to the information and support they need to be successful in using our products.

Markets and Products

We currently conduct most of our operations in the audio conferencing products industry. We also previously operated in the conferencing services segment until July 1, 2004 (fiscal 2005), when we sold our conferencing services business to Clarinet, Inc., an affiliated of American Teleconferencing Services, Ltd., doing business as Premiere Conferencing (“Premiere”) and in the business services segment until March 4, 2005 (fiscal 2005), when we sold the remaining operations in that area to 6351352 Canada Inc. For additional financial information about our segments, see Note 24 to Consolidated Financial Statements, which are included in this report.

Products Segment

The performance and reliability of our high-quality conferencing products enable effective and efficient communication between geographically separated businesses, employees, and customers. We offer a full range of audio conferencing products, from high-end, professionally installed audio conferencing systems used in executive boardrooms, courtrooms, classrooms, and auditoriums, to tabletop conference phones used in conference rooms and offices, and to personal conferencing devices. Many of our products feature our proprietary Distributed Echo Cancellation® and noise cancellation technologies to enhance communication during a conference call by eliminating echo and background noise. They may also feature proprietary audio processing technologies such as adaptive modeling and first-microphone priority, which combine to deliver clear, crisp, full-duplex audio. This enables natural communication between distant conferencing participants similar to that of being in the same room.

We believe the principal drivers of demand for audio conferencing products are: the increasing availability of easy-to-use audio conferencing equipment; the improving voice quality of audio conferencing systems compared to telephone handset speakerphones; and the trend of global, regional, and local corporate expansion. Other factors that we expect to have a significant impact on the demand for audio conferencing systems are the availability of a wider range of affordable audio conferencing products for small businesses and home offices; the growth of distance learning and corporate training programs and the number of teleworkers; the decrease in the amount of travel within most enterprises for routine meetings; and the transition to the Internet Protocol (“IP”) network from the traditional public switched telephone network (“PSTN”). We expect these growth factors to be offset by direct competition from high-end telephone handset speakerphones and new competitors in the audio conferencing space, the technological volatility of IP-based products, and continued pressures on enterprises to reduce spending.

Professional Audio Conferencing Products

We have been developing high-end, professionally installed audio conferencing products since 1991 and believe we have established strong brand recognition for these products worldwide. Our professional audio conferencing products include the XAP® and PSR1212 product lines. The XAP® line includes our most powerful, feature-rich products, with the latest advances in technology and functionality. It has more processing power than our legacy Audio Perfect® products and contains noise cancellation technology in addition to our Distributed Echo Cancellation® technology found in the Audio Perfect® product line. The PSR1212 is a digital matrix mixer that provides advanced audio processing, microphone mixing, and routing for local sound reinforcement.

The XAP® and PSR1212 products are comprehensive audio processing systems designed to excel in the most demanding acoustical environments and routing configurations. These products are also used for integrating high-quality audio with video and web conferencing systems.

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

In November 2005, we introduced the Converge™ 560 and Converge™ 590 professional conferencing systems. Our customers had asked for a professional audio solution that was less expensive and would fit the budgetary requirements for a mid-range conference room. The products are positioned between XAP and RAV, both in terms of functionality and price, and are a perfect fit for rooms requiring customized microphone and speaker configurations (up to 9 microphones can be connected) along with connectivity to video and web conferencing systems. The Converge products also offer speech lift to amplify a presenter’s voice in the local room.

In February 2006, ClearOne announced the new Tabletop Controller for the XAP platform. This affordable solution gives XAP users the ability to easily start and navigate an audio conference without the need for touch panel control systems, which can be expensive, complex, or intimidating to users. The dial pad on the device resembles a telephone keypad for instant familiarity, and users can dial a conference call as easily as dialing a telephone, with little or no training required. The Tabletop Controller can cost thousands less than touch-screen panel control systems and its simplified setup for the user-definable keys can save customers programming time and expense as well. Along with its sleek, functional design, this latest offering from ClearOne delivers what we believe to be the most cost-effective, attractive and easy-to-use control solution for XAP systems on the market.

Premium Conferencing Systems

In June 2004, we announced our RAV™ audio conferencing system and we started shipping the product in November 2004. RAV™ is a complete, out-of-the-box system that includes an audio mixer, Bose® loudspeakers, microphones, and a wireless control device. In February 2005, we introduced a wired control device as a part of our RAV™ audio conferencing system offering. The RAV™ product uniquely combines the sound quality of a professionally installed audio system with the simplicity of a conference phone and can be easily connected to industry common rich-media devices, such as video or web conferencing systems, to deliver enhanced audio performance.

RAV™ offers many powerful audio processing technologies from our professional audio conferencing products without the need for professional installation and programming. It features Distributed Echo Cancellation®, noise cancellation, microphone gating, and a drag-and-drop graphical user interface for easy system setup, control, and management.

Tabletop Conferencing Phones

In December 2003, we began shipping our MAX® line of tabletop conferencing phones. These phones incorporate the high-end echo cancellation, noise cancellation, and audio processing technologies found in our professional audio conferencing products.

The MAX® product line is comprised of the MAX® Wireless, MAXAttach™ Wireless, MAXAttach™, MAX® EX, MAXAttach IP™, and MAX IP™ tabletop conferencing phones. MAX Wireless was one of the industry’s first wireless conferencing phone on the market. Designed for use in executive offices or small conference rooms with multiple participants, MAX Wireless can be moved from room to room within 150 feet of its base station. MAXAttach Wireless began shipping in May 2005 and is believed to be the industry’s first dual-phone, completely wireless solution. This system gives customers tremendous flexibility in covering larger conference room areas.

The MAXAttach and MAX EX wired phones feature a unique capability - instead of just adding extension microphones for use in larger rooms, MAXAttach daisy-chains up to four complete phones together. This provides even distribution of microphones, loudspeakers, and controls for better sound quality and improved user access in medium to large conference rooms. In addition, all MAXAttach wired versions can be separated and used as single phones in smaller conference rooms.

Our latest additions to the MAX family are the MAXAttach IP and MAX IP, ClearOne’s first VoIP conference phones, which are based on the industry-standard SIP signaling protocol. These phones feature the same ability to daisy-chain up to four phones together, providing outstanding room coverage that we believe other VoIP conference phones on the market cannot match.

Other Products

We complement our audio conferencing products with microphones, document and education cameras, and conferencing-specific furniture. Our microphones are designed to improve the audio quality in audio, video, and web conferencing applications. They feature echo cancellation and audio processing technologies and can be used with personal computers, video conferencing systems, or installed audio conferencing systems. Our cameras can be used in professional conferencing or educational settings. They make possible the presentation of materials and images such as full-color documents, 3-D objects and images from a variety of sources, including computers, microscopes, and multimedia devices. Our wide selection of wood, metal, and laminate conferencing furniture features audiovisual carts; plasma screen carts and pedestals; and video conferencing carts, tables, cabinets, and podiums.

Marketing and Sales

We use a two-tier distribution model, in which we primarily sell our products directly to a worldwide network of independent audiovisual, information technology, and telecommunications distributors, who then sell our products to independent systems integrators, dealers, and value-added resellers, who in turn work directly with the end-users of our products on product fulfillment and installation. We also sell our products on a limited basis directly to certain dealers, systems integrators, and value-added resellers. In addition, we regularly participate in conferencing forums, trade shows, and industry promotions.

In fiscal 2005, approximately $23.4 million, or 74.1 percent, of our total product sales were generated in the United States and product sales of approximately $8.2 million, or 25.9 percent, were generated outside the United States. Revenue from product customers outside of the United States accounted for approximately 25.9 percent of our total sales from continuing operations for fiscal 2005, 22.7 percent for fiscal 2004, and 32.3 percent for fiscal 2003. We sell our products in more than 70 countries worldwide. We anticipate that the portion of our total revenue from international sales will continue to increase as we further enhance our focus on developing new products, establishing new channel partners, strengthening our presence in key growth areas, and improving product localization with country-specific product documentation and marketing materials.

Distributors

We sell our products directly to approximately 70 distributors throughout the world. Distributors buy our products at a discount from list price and resell them on a non-exclusive basis to independent systems integrators, dealers, and value-added resellers. Our distributors maintain their own inventory and accounts receivable and are required to provide technical and non-technical support for our products to the next level of distribution participants. We work with our distributors to establish appropriate inventory stocking levels. We also work with our distributors to maintain relationships with our existing systems integrators, dealers, and value-added resellers and to establish new distribution participant relationships.

Independent Integrators and Resellers

Our distributors sell our products worldwide to approximately 1,000 independent systems integrators, telephony value-added resellers, IT value-added resellers and PC resellers on a non-exclusive basis. While dealers, resellers, and systems integrators all sell our products directly to the end-users, systems integrators typically add significant value to each sale by combining our products with products from other manufacturers as part of an integrated system solution. Dealers and value-added resellers usually buy our products in large volumes and may bundle our products with products from other manufacturers for resale to the end-user. We maintain close working ties in the field with our reseller partners and offer them education and training on all of our products.

Trade Shows and Industry Forums

We regularly attend industry forums and exhibit our products at trade shows, including Infocomm, National Systems Contractors Association (“NSCA”), National Science Teachers Association (“NSTA”), and Audio Visual Innovations University (“AVI University”), that focus on areas relevant to our business to ensure our products remain highly visible to distributors and dealers and to keep abreast of market trends.

Customers

We do not believe that any end-user accounted for more than 10 percent of our total revenue during fiscal 2005, 2004, or 2003. In fiscal 2005, revenues in our product segment included sales to three distributors that represented approximately 63.2 percent of the segment’s revenues. (For additional financial information about our segments or geographic areas, see Note 24 to Consolidated Financial Statements, which is included in this report.) As discussed above, these distributors facilitate product sales to a large number of resellers, and subsequently to their end-users, none of which is known to account for more than 10 percent of our revenues from product sales. Nevertheless, the loss of one or more distributors could reduce revenues and have a material adverse effect on our business and results of operations. As of June 30, 2005, our shipped orders on which we had not recognized revenues were $5.1 million and our backlog of unshipped orders was $175,000.

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

We have no single competitor for all of our product offerings, but we compete with various companies within each product category. We believe we compete successfully as a result of the high quality of our products and technical support services as well as the strength of our brand.

With respect to our products, we believe the principal factors driving sales are product design, quality, and functionality of products; establishment of brand name recognition; pricing; access to and penetration of distribution channels; quality of customer support; and a significant customer base.

In the professional audio conferencing systems market, our main competitors include Biamp Systems and Polycom, along with several other companies. According to industry sources, during the 2003, 2004, and 2005 calendar year, we had the largest share of the installed segment of the conferencing systems market, which we target with our professional audio conferencing products. ClearOne significantly contributed to the professional conferencing space with the introduction of the Audio Perfect™ (“AP”) product line several years ago and we believe we continue to enjoy a strong reputation with the AV integrators and AV consultants for our product features, audio quality, and technical support.

We believe we created a new audio conferencing category with the introduction of the RAV™ platform, which we have called premium conferencing. RAV is a unique product with capabilities we do not believe can be found on any other competing system.

In the tabletop conferencing space, our primary competitors are Polycom, Konftel, Panasonic and a number of other smaller manufacturers. During the 2005 calendar year, we significantly increased our position in the tabletop market. We believe our MAX products are more competitively priced than Polycom’s comparable products, and we believe our unique ability to attach multiple phones together for increased coverage has given us opportunities to solve customer problems that our competition cannot currently solve.

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

Regulation

The European Parliament has published a directive on the Restriction on Use of Hazardous Substances Directive (the “RoHS Directive”), which restricts the use of certain hazardous substances in electrical and electronic equipment beginning July 1, 2006. In order to comply with this directive, it has become necessary to re-design the majority of our product line and switch over to components that do not contain the restricted substances, such as lead, mercury, and cadmium. This process involves procurement of the new compliant components, engineering effort to integrate and test them, and re-submitting the products for emissions, safety and telephone line interface compliance testing and approval. This effort has consumed resources and time that would otherwise have been spent on new product development, which will continue until the product line has been updated. In addition, because this has essentially become a worldwide issue for all electronics manufacturers who wish to sell into the European market, we have seen increased lead times for compliant components because of the increased demand. This is an issue that is not unique to ClearOne.

The European Parliament has also published a directive on Electronic and Electrical Waste Management (the “WEEE Directive”), which makes producers of certain electrical and electronic equipment financially responsible for collection, reuse, recycling, treatment, and disposal of equipment placed on the European Union market after August 13, 2005. We are currently compliant in terms of the labeling requirements, and have finalized the recycling processes with the appropriate entities within Europe. According to the directive, distributors of our product are deemed producers and must comply with this directive by contracting with a recycler for the recovery, recycling, and reuse of product.

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

Product Development

We are committed to research and development and view our continued investment in research and development as a key ingredient to our long-term business success. Our research and development expenditures were approximately $5.3 million in fiscal 2005, $4.2 million in fiscal 2004, and $3.3 million in fiscal 2003.

Our core competencies in research and development include many audio technologies, including telephone echo cancellation, acoustic echo cancellation, and noise cancellation. Our ability to use digital signal processing technology to perform audio processing operations is also a core competency. Our research and development efforts are supported by an internal computer-aided design team that creates electrical schematics, printed circuit board designs, mechanical designs, industrial designs, and manufacturing documentation. We believe the technology developed through this interactive process is critical to the performance of our products. We also believe that ongoing development of our core technological competencies is vital to maintaining and increasing future sales of our products and to enhancing new and existing products.

Manufacturing

Prior to June 20, 2005, we manufactured and assembled most of our products in our manufacturing facility located at our corporate headquarters in Salt Lake City, Utah. We subcontract the manufacture of our MAX product line to a third-party contract manufacturer located in China. We manufacture our furniture product line in our manufacturing facility located in Champlin, Minnesota.

On June 20, 2005, we began transitioning the manufacturing of most of our products to a third-party manufacturer. On August 1, 2005, we entered into a Manufacturing Agreement pursuant to which we agreed to outsource our Salt Lake City manufacturing operations to this third-party manufacturer (“TPM”). The agreement is for an initial term of three years, which shall automatically be extended for successive and additional terms of one year each unless terminated by either party upon 120 days advance notice at any time after the second anniversary of the agreement. The agreement generally provides, among other things, that TPM shall: (i) furnish the necessary personnel, material, equipment, services, and facilities to be the exclusive manufacturer of substantially all the products that were previously manufactured at our Salt Lake City, Utah manufacturing facility and the non-exclusive manufacturer of a limited number of products, provided that the total cost to ClearOne (including price, quality, logistic cost, and terms and conditions of purchase) is competitive; (ii) provide repair service, warranty support, and proto-type services for new product introduction on terms to be agreed upon by the parties; (iii) purchase certain items of our manufacturing equipment; (iv) lease certain other items of our manufacturing equipment and have a one-year option to purchase such leased items; (v) have the right to lease our former manufacturing employees from a third-party employee leasing company; and (vi) purchase the parts and materials on hand and in transit at our cost for such items with the purchase price payable on a monthly basis when and if such parts and materials are used by TPM. The parties also entered into a one-year sublease for approximately 12,000 square feet of manufacturing space located in our headquarters in Salt Lake City, Utah, which sublease may be terminated by either party upon 90 days notice, which TPM has elected to terminate effective May 31, 2006. The agreement provides that products shall be manufactured pursuant to purchase orders submitted by us at purchase prices to be agreed upon by the parties, subject to adjustment based upon such factors as volume, long range forecasts, change orders, etc. We also granted TPM a right of first refusal to manufacture new products developed by us at a cost to ClearOne (including price, quality, logistic cost, and terms and conditions of purchase) that is competitive.

We believe the long-term benefits from our manufacturing outsourcing strategy include:

•	Avoidance of a significant investment in upgrading our manufacturing infrastructure;

•	Achievement of a rapid International Standards Organization certification of our products by partnering with an outsource manufacturer that was International Standards Organization certified;

•	Scale-ability in our manufacturing process without major investment or major restructuring costs; and

•	Achievement of future cost reductions on manufacturing costs and inventory costs based upon increased economies of scale in material and labor.

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

Employees

	Employees of as
	Feb. 28, 2006	June 30, 2005	June 30, 2004	June 30, 2003
Sales, marketing, and
customer support	44	45	51	49
Product development	47	43	41	20
Operations support	19	20	40	40
Administration	15	18	29	30
U.S. business services	0	0	0	29
Conferencing services	0	0	76	61
OM Video	0	0	27	34
Total	125	126	264	263

As of February 28, 2006, we had 125 employees, 121 of whom were employed on a full-time basis, with 44 in sales, marketing, and customer support; 47 in product development; 19 in operations support; and 15 in administration, including finance. Of these employees, 97 were located in our Salt Lake City office, 21 in other U.S. locations, five in the United Kingdom and two in Asia. None of our employees are subject to a collective bargaining agreement and we believe our relationship with our employees is good.

As of June 30, 2005, following the sale of our conferencing services business, OM Video, and the outsourcing of our Salt Lake City manufacturing operations, we had 126 employees, 124 of whom were employed on a full-time basis, with 45 in sales, marketing, and customer support; 43 in product development; 20 in operations support, and 18 in administration, including finance. Of these employees, 94 were located in our Salt Lake City office, 25 in other U.S. locations, five in the United Kingdom and two in Asia.

Acquisitions and Dispositions

During the fiscal year ended June 30, 2001, we completed the sale of the assets of the remote control portion of our RFM/Broadcast division to Burk Technology, Inc. During the fiscal year ended June 30, 2002, we completed the acquisition of E.mergent, Inc., an audiovisual integration services provider and manufacturer of cameras and conferencing furniture. During the fiscal year ended June 30, 2003, we sold our broadcast telephone interface products, including the digital hybrid and TS-612 product lines, to Comrex Corporation and completed the acquisition of Stechyson Electronics Ltd., doing business as OM Video, an audiovisual integration services company. During fiscal 2004, we sold our U.S. audiovisual integration services business to M:Space, Inc. During fiscal 2005, we sold our conferencing services segment to Premiere and we sold our Canadian audiovisual integration services business to 6351352 Canada Inc. The total consideration for each acquisition was based on negotiations between ClearOne and the acquired company or its shareholders that took into account a number of factors of the business, including historical revenues, operating history, products, intellectual property, and other factors. Each acquisition was accounted for under the purchase method of accounting. Each acquisition is summarized below and is discussed in more detail in the footnotes to the June 30, 2005 consolidated financial statements included in this report.

Sale of Assets to Burk Technology. On April 12, 2001, we sold the assets of the remote control portion of our RFM/Broadcast division to Burk Technology, Inc. (“Burk”), a privately held developer and manufacturer of broadcast facility control systems products, for $750,000 in cash at closing, $1.8 million in the form of a seven-year promissory note, with interest at the rate of 9.0 percent per year, and up to $700,000 as a commission over a period of up to seven years. We realized a pre-tax gain on the sale of $187,000 for fiscal 2005, $93,000 for fiscal 2004, and $318,000 for fiscal 2003. As of June 30, 2005, $1.5 million of the promissory note remained outstanding and we had received $20,000 in commissions.

On August 22, 2005, we entered into a Mutual Release and Waiver Agreement with Burk pursuant to which Burk paid us $1.3 million in full satisfaction of the promissory note, which included a discount of $119,000. As part of the Mutual Release and Waiver Agreement, we waived any right to future commission payments from Burk and we granted mutual releases to one another with respect to claims and liabilities. Accordingly, the total pre-tax gain on the sale was approximately $2.4 million.

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

Our management, at the time, believed the E.mergent acquisition would complement our existing operations and that core competencies would allow us to acquire market share in the audiovisual integration industry. However, our entry into the services business was perceived as a threat by our systems integrators and value-added resellers, since we began competing against many of them for sales. In order to avoid this conflict and to maintain good relationships with our systems integrators and value-added resellers, we decided to stop pursuing new services contracts in the fourth quarter of the fiscal year ended June 30, 2003 which was considered a triggering event for evaluation of impairment. Ultimately, we exited the U.S. audiovisual integration market and subsequently sold our U.S. audiovisual integration business to M:Space in May 2004. (See Sale of our U.S. Audiovisual Integration Services below.) Although we continue to sell camera and furniture products acquired from E.mergent, our decision to exit the U.S. integration services market adversely affected future cash flows. We determined that a triggering event occurred in the fourth quarter of the fiscal year ended June 30, 2003. We performed an impairment test and determined that an impairment loss on the integration services-related E.mergent assets of approximately $12.5 million should be recognized. We also determined that an impairment loss on other acquired E.mergent assets of approximately $5.1 million should be recognized. The U.S. audiovisual integration business operations and related net assets are included in discontinued operations in the accompanying June 30, 2005 consolidated financial statements.

Sale of Broadcast Telephone Interface Business to Comrex. On August 23, 2002, we entered into an agreement with Comrex Corporation (“Comrex”), pursuant to which Comrex agreed to pay ClearOne $1.3 million in exchange for certain inventory associated with our broadcast telephone interface product line and the provision of a perpetual software license to use our technology related to broadcast telephone interface products along with one free year of maintenance and support, and transition services for 90 days following the effective date of the agreement. The transition services included training, engineering assistance, consultation, and development services. We recognized approximately $0, $130,000, and $1.1 million in business services revenue related to this transaction for the fiscal years ended June 30, 2005, 2004, and 2003.

We also entered into a manufacturing agreement to continue to manufacture additional product for Comrex until August 2003 on a when-and-if needed basis. Comrex agreed to pay the Company for any additional product on a per item basis of cost plus 30 percent. During the fiscal years ended June 30, 2005, 2004, and 2003, we have recognized $0, $387,000 and $783,000, respectively, in product revenue related to the manufacture of additional product from Comrex.

OM Video Acquisition. On August 27, 2002, we purchased all of the outstanding shares of Stechyson Electronics Ltd., doing business as OM Video, headquartered in Ottawa, Canada. Under the terms of the agreement, the shareholders of OM Video received $6.3 million in cash at closing. During the fiscal years ended June 30, 2003 and 2004, we paid an additional $500,000 of a potential $600,000 that was held back pending the continued accuracy of certain representations and warranties associated with the acquisition. During the second quarter of fiscal 2003, we also paid $750,000 of a potential $800,000 earn-out provision. The earn-out provision was not considered as part of the original purchase price allocation and was recorded as additional consideration and booked to goodwill. No further payment related to the holdback or contingent consideration will be paid. Accordingly, the total cash payments associated with the acquisition were approximately $7.5 million.

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

Our management, at the time, believed the OM Video acquisition would complement the Company’s existing operations and that core competencies would allow the Company to acquire market share in the audiovisual integration industry. However, our entry into the services business was perceived as a threat by our systems integrators and value-added resellers, since we began competing against many of them for sales. In order to avoid this conflict and to maintain good relationships with our systems integrators and value-added resellers, we deemphasized the audiovisual integration market serving the Ottawa Canada region beginning in the fourth quarter of the fiscal year ended June 30, 2003. This decision was considered a triggering event for evaluation of impairment. On June 30, 2003, we performed an impairment test and determined that an impairment loss on the OM Video assets of approximately $8.4 million should be recognized. On March 4, 2005, we sold all of our Canadian audiovisual integration business to 6351352 Canada, Inc. (See Sale of OM Video - Canadian Audiovisual Integration Services below.)

Sale of our U.S. Audiovisual Integration Services. On May 6, 2004, we sold certain assets of our U.S. audiovisual integration services operations to M:Space, Inc. (“M:Space”) for no cash compensation. M:Space is a privately held audiovisual integration services company. In exchange for M:Space assuming obligations for completion of certain customer contracts, and satisfying maintenance contract obligations to existing customers, we transferred to M:Space certain assets including inventory valued at $573,000. We recognized a pre-tax loss on the sale of $276,000 during the fiscal year ended June 30, 2004. We continue to sell camera and furniture products acquired through the E.mergent acquisition.

Sale of our Conferencing Services. In April 2004, our Board of Directors appointed a committee to explore opportunities to sell the conferencing services business component. We decided to sell this component primarily because of decreasing margins and investments in equipment that we believed would have been required in the near future. On July 1, 2004, we sold our conferencing services business segment to Premiere. Consideration for the sale consisted of $21.3 million in cash. Of the purchase price $300,000 was placed into a working capital escrow account and an addition $1.0 million was placed into an 18-month Indemnity Escrow account. We received the $300,000 working capital escrow funds approximately 90 days after the execution date of the contract. We received the $1.0 million in the Indemnity Escrow account in January 2006. Additionally, $1.4 million of the proceeds was utilized to pay off equipment leases pertaining to assets being conveyed to Premiere. We realized a pre-tax gain on the sale of $17.4 million during the fiscal year ended June 30, 2005.

Sale of OM Video - Canadian Audiovisual Integration Services. On March 4, 2005, we sold all of the issued and outstanding stock of our Canadian subsidiary, ClearOne Canada to 6351352 Canada Inc., a Canada corporation. ClearOne Canada owned all the issued and outstanding stock of Stechyson Electronics, Ltd., which conducts business under the name OM Video. We agreed to sell the stock of ClearOne Canada for $200,000 in cash; a $1.3 million note payable over a 15-month period, with interest accruing on the unpaid balance at the rate of 5.3 percent per year; and contingent consideration ranging from 3.0 percent to 4.0 percent of related gross revenues over a five-year period. In June 2005, we were advised that the OM Purchaser had settled an action brought by the former employer of certain of OM Purchaser’s owners and employees alleging violation of non-competition agreements. The settlement reportedly involved a cash payment and an agreement not to sell certain products for a period of one year. Based on an analysis of the facts and circumstances that existed on March 4, 2005, and considering the guidance from Topic 5U of the SEC Rules and Regulations, “Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity,” the gain is being recognized as cash is collected. The Company realized a pre-tax gain on the sale of $295 for the fiscal year ended June 30, 2005. As of December 31, 2005, all payments had been received and $854,000 of the promissory note remained outstanding; however, OM Purchaser failed to make any subsequent, required payments on the note receivable. We are currently considering our collection options.

ITEM 1A. RISK FACTORS

Investors should carefully consider the risks described below. The risks described below are not the only ones we face, and there are risks that we are not presently aware of or that we currently believe are immaterial that may also impair our business operations. Any of these risks could harm our business. The trading price of our common stock could decline significantly due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K, including our June 30, 2005 consolidated financial statements and related notes.

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

We depend on an outsourced manufacturing strategy.

In August 2005, we entered into a manufacturing agreement with a domestic manufacturing services provider, to be the exclusive manufacturer of substantially all the products that were previously manufactured at our Salt Lake City, Utah manufacturing facility. This manufacturer is currently the primary manufacturer of substantially all of our products, except our MAX® product line and our furniture product line, and if this manufacturer experiences difficulties in obtaining sufficient supplies of components, component prices become unreasonable, an interruption in its operations, or otherwise suffers capacity constraints, we would experience a delay in shipping these products which would have a negative impact on our revenues. Currently, we have no second source of manufacturing for substantially all of our products.

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

We currently rely primarily on a combination of trade secrets, copyrights, trademarks, patents, and nondisclosure agreements to establish and protect our proprietary rights in our products. No assurances can be given that others will not independently develop similar technologies, or duplicate or design around aspects of our technology. In addition, we cannot assure that any patent or registered trademark owned by us will not be invalidated, circumvented or challenged or that the rights granted thereunder will provide competitive advantages to us. Litigation may be necessary to enforce our intellectual property rights. We believe our products and other proprietary rights do not infringe upon any proprietary rights of third parties; however, we cannot assure that third parties will not assert infringement claims in the future. Our industry is characterized by vigorous protection of intellectual property rights. Such claims and litigation are expensive and could divert management’s attention, regardless of their merit. In the event of a claim, we might be required to license third-party technology or redesign our products, which may not be possible or economically feasible.

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

International sales represent a significant portion of our total product sales. For example, international sales represented 25.9 percent of our total product sales for fiscal 2005, 22.7 percent for fiscal 2004, and 32.3 percent for fiscal 2003. We anticipate that the portion of our total product revenue from international sales will continue to increase as we further enhance our focus on developing new products, establishing new distribution partners, strengthening our presence in key growth areas, and improving product localization with country-specific product documentation and marketing materials. Our international business is subject to the financial and operating risks of conducting business internationally, including:

•	unexpected changes in, or the imposition of, additional legislative or regulatory requirements;

•	fluctuating exchange rates;

•	tariffs and other barriers;

•	difficulties in staffing and managing foreign sales operations;

•	import and export restrictions;

•	greater difficulties in accounts receivable collection and longer payment cycles;

•	potentially adverse tax consequences;

•	potential hostilities and changes in diplomatic and trade relationships;

•	disruption in services due to natural disaster, economic or political difficulties, quarantines, or other restrictions associated with infectious diseases.

Our sales in the international market are denominated in U.S. Dollars, with the exception of sales through our wholly owned subsidiary, OM Video, whose sales were denominated in Canadian Dollars until March 4, 2005, when the subsidiary was sold to a third party. Consolidation of OM Video’s financial statements with ours, under U.S. GAAP, required remeasurement of the amounts stated in OM Video’s financial statements to U.S. Dollars, which was subject to exchange rate fluctuations. We did not undertake hedging activities that might have protected us against such risks.

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

Environmental laws and regulations subject us to a number of risks and could result in significant costs and impact on revenue

The European Parliament has published a directive on the Restriction on Use of Hazardous Substances Directive (the “RoHS Directive”), which restricts the use of certain hazardous substances in electrical and electronic equipment beginning July 1, 2006. In order to comply with this directive, it has become necessary to re-design the majority of our product line and switch over to components that do not contain the restricted substances, such as lead, mercury, and cadmium. This process involves procurement of the new compliant components, engineering effort to integrate and test them, and re-submitting the products for emissions, safety and telephone line interface compliance testing and approval. This effort has consumed resources and time that would otherwise have been spent on new product development, which will continue until the product line has been updated. In addition, because this has essentially become a worldwide issue for all electronics manufacturers who wish to sell into the European market, we have seen increased lead times for compliant components because of the increased demand. This is an issue that is not unique to ClearOne.

The European Parliament has also published a directive on Electronic and Electrical Waste Management (the “WEEE Directive”), which makes producers of certain electrical and electronic equipment financially responsible for collection, reuse, recycling, treatment, and disposal of equipment placed on the European Union market after August 13, 2005. We are currently compliant in terms of the labeling requirements, and have finalized the recycling processes with the appropriate entities within Europe. According to the directive, distributors of our product are deemed producers and must comply with this directive by contracting with a recycler for the recovery, recycling, and reuse of product.

We may have difficulty in collecting outstanding receivables.

We grant credit without requiring collateral to substantially all of our customers. In times of economic uncertainty, the risks relating to the granting of such credit would typically increase. Although we monitor and mitigate the risks associated with our credit policies, we cannot ensure that such mitigation will be effective. We have experienced losses due to customers failing to meet their obligations. Future losses could be significant and, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition.

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

•
the adoption of the new accounting standard, SFAS 123R, “Share-Based Payments” which will require us to record compensation expense for certain options issued under our “1998 Stock Option Plan” before July 1, 2005 and for all options issued or modified after June 30, 2005;

•	our ability to report financial information in a timely manner; and

•	the markets in which our stock is traded.

Many of our officers and key personnel have recently joined the company or have only worked together for a short period of time.

We have recently made several significant changes to our senior management team. In July 2004, we named a new President and Chief Executive Officer, who had been serving as our Vice-President of Product Development since December 2003. In addition, we hired a new Chief Financial Officer in July 2004, a Vice-President of Worldwide Sales and Marketing in November 2004, and a Vice-President of Operations in January 2005. In January 2005, we named a new Vice-President of Product Line Management, who had been serving as our Director of Research and Development. In September 2005, our Chief Financial Officer resigned his position and our Corporate Controller was named our Interim Chief Financial Officer. In February 2006, we eliminated the position of Vice-President of Human Resources. As a result of these recent changes in senior management, many of our officers and other key personnel have only worked together for a short period of time. The failure to successfully integrate senior management could have an adverse impact on our business operations, including reduced sales, confusion with our channel partners, and delays in new product introductions.

Our directors and officers own 18.2 percent of the Company and may exert significant influence over us.

Our officers and directors together have beneficial ownership of approximately 18.2 percent of our common stock (including options that are currently exercisable or exercisable within 60 days of February 28, 2006). With this significant holding in the aggregate, the officers and directors, acting together, could exert a significant degree of influence over us and may be able to delay or prevent a change in control.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We currently occupy three leased buildings or offices, all of which are used in connection with the products segment of our business. The following table presents our utilization of these spaces:

Location	Operations	Square Footage	Status	Expiration of Lease Agreement
Active Leases at June 30, 2005
Salt Lake City, UT	Company headquarters	39,760	Continuing	October 2006
Salt Lake City, UT	Manufacturing facility	12,000	Partially subleased	October 2006
Champlin, MN	Furniture manufacturing	17,520	Continuing	September 2007
Berkshire,
United Kingdom	Sales office	250	Continuing	90 days notice

Terminated Leases, i.e., per contract terms, sale of entity, or through early termination
Dublin, Ireland	Research and development office	4,639	Early buyout	November 2002
Des Moines, IA	Sales office	1,146	Lease terminated	December 2002
Woburn, MA	ClearOne, Inc. acquisition	2,206	Early buyout	September 2003
Golden Valley, MN	U.S. audiovisual installation services	25,523	Early buyout	June 2004
Westmont, IL	U.S. audiovisual installation services	2,608	Lease expired	July 2004
Nuremberg, Germany	Sales office	2,153	Early buyout	December 2004
Ottawa, Canada	Canadian audiovisual installation services	16,190	Sold entity	March 2005

Our principal administrative, sales, marketing, customer support, and research and development facility is located in our headquarters in Salt Lake City, Utah. Most of our warehousing operations are also located in our Salt Lake City headquarters. We currently occupy a 51,760 square-foot facility under the terms of an operating lease expiring in October 2006. Of the 51,760 square feet, we sublet 12,000 square feet to our domestic manufacturer, as discussed below. We believe the facility will be reasonably adequate to meet our needs through October 2006; however, we are currently evaluating our needs for fiscal 2007 and beyond. Prior to the sale of our conferencing services business, this component conducted its business from our Salt Lake City headquarters and from July 1, 2004 through February 28, 2005, we sublet 5,416 square feet of space in our headquarters building to Premiere, the purchaser of our conferencing services business.

On August 1, 2005, we entered into a one-year sublease with respect to the 12,000 square foot manufacturing facility in our headquarters building in connection with the outsourcing of our manufacturing operations. This manufacturer pays rent in the amount of $11,040 per month and either party may terminate the lease for any reason upon 90 days written notice or 60 days written notice to the other party of material breach of the agreement. Such space had been provided to this manufacturer on a rent-free basis from June 20 to July 31, 2005, pending execution of definitive agreements. On March 2, 2006, this manufacturer provided the Company with written notice of its intent to terminate the lease on May 31, 2006.

Our conference furniture manufacturing and warehousing operations are conducted from a facility totaling 17,520 square feet located in Champlin, Minnesota. We lease this facility under a lease agreement that expires in September 2007. We believe the facility will be reasonably adequate to meet our needs for the next 12 months.

Our wholly owned United Kingdom subsidiary, ClearOne Communications Limited UK, rents an office in Oxfordshire, England, consisting of 250 square feet. The office space is rented under a managed office arrangement which requires 90 days notice to terminate the agreement.

Our wholly owned subsidiary, Gentner Communications Ltd. - Ireland, leased an office in Dublin, Ireland for research and development related to video conferencing. The facility consisted of 431 square meters, of which we sublet 129 square meters to a third party effective July 2002. We negotiated an early buyout of the lease effective November 2002.

Our U.S. audiovisual integration services operations rented sales offices located in Des Moines, Iowa on a month-to-month basis but such leases were terminated in December 2002.

We leased an office in Woburn, Massachusetts that we initially acquired through the purchase of ClearOne, Inc. in July 2000. The facility consisted of 2,206 square feet. We negotiated an early buyout of the lease effective September 2003.

Our U.S. audiovisual integration services operations were mainly conducted from a facility totaling 25,523 square feet located in Golden Valley, Minnesota. We leased these facilities under a lease agreement that expired in December 2004. We negotiated an early buyout of the lease effective June 2004.

Our U.S. audiovisual integration services operations leased a sales office in Westmont, Illinois pursuant to a lease that expired in July 2004. The facility consisted of 2,608 square feet.

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

ITEM 3. LEGAL PROCEEDINGS

In addition to the legal proceedings described below, we are also involved from time to time in various claims and other legal proceedings which arise in the normal course of our business. Such matters are subject to many uncertainties and outcomes that are not predictable. However, based on the information available to us as of February 28, 2006 and after discussions with legal counsel, we do not believe any such other proceedings will have a material, adverse effect on our business, results of operations, financial position, or liquidity, except as described below.

The SEC Action. On January 15, 2003, the SEC filed a civil complaint against ClearOne; Frances Flood, then ClearOne’s Chairman, Chief Executive Officer, and President; and Susie Strohm, then ClearOne’s Chief Financial Officer, in the U.S. District Court for the District of Utah, Central Division. The complaint alleged that from the quarter ended March 31, 2001, the defendants engaged in a program of inflating ClearOne’s revenues, net income, and accounts receivable by engaging in improper revenue recognition in violation of U.S. GAAP and Section 17(a) of the Securities Act of 1933 and Sections 10(b), 13(a), and 13(b) of the Securities Exchange Act of 1934 and various regulations promulgated thereunder. Following the filing of the complaint, we placed Ms. Flood and Ms. Strohm on administrative leave and they subsequently resigned from their positions with the Company. On December 4, 2003, we settled the SEC Action by entering into a consent decree in which, without admitting or denying the allegations of the complaint, we consented to the entry of a permanent injunction prohibiting future securities law violations. No fine or penalty was assessed against the Company as part of the settlement.

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

U.S. Attorney’s Investigation. As previously announced on January 28, 2003, the Company has been advised that the U.S. Attorney’s Office for the District of Utah has begun an investigation stemming from the complaint in the SEC action described above. No pleadings have been filed to date and the Company intends on cooperating fully with the U.S. Attorney’s Office should any developments occur in the future.

The Whistleblower Action. On February 11, 2003, our former Vice-President of Sales filed a whistleblower claim with the Occupational Safety and Health Administration (“OSHA”) under the employee protection provisions of the Sarbanes-Oxley Act alleging that the Company had wrongfully terminated his employment for reporting the Company’s alleged improper revenue recognition practices to the SEC in December 2002, which precipitated the SEC action against the Company. In February 2004, OSHA issued a preliminary order in favor of the former officer, ordering that he be reinstated with back pay, lost benefits, and attorney’s fees. The former officer had also filed a separate lawsuit against the Company in the United States District Court for the District of Utah, Central Division, alleging various employment discrimination claims. In May 2004, the Administrative Law Judge approved a settlement agreement with the former officer pursuant to which he released the Company from all claims asserted by him in the OSHA proceeding and the federal court action in exchange for a cash payment by the Company. The settlement did not have a material impact on the Company's results of operations or financial position.

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

The Shareholder Derivative Actions. Between March and August 2003, four shareholder derivative actions were filed in the Third Judicial District Court of Salt Lake County, State of Utah, by certain shareholders of the Company against various present and past officers and directors of the Company and against Ernst & Young. The complaints asserted allegations similar to those asserted in the SEC complaint and shareholders’ class action described above and also alleged that the defendant directors and officers violated their fiduciary duties to the Company by causing or allowing the Company to recognize revenue in violation of U.S. GAAP and to issue materially misstated financial statements and that Ernst & Young breached its professional responsibilities to the Company and acted in violation of U.S. GAAP and generally accepted auditing standards by failing to identify or prevent the alleged revenue recognition violations and by issuing unqualified audit opinions with respect to the Company’s fiscal 2002 and 2001 financial statements. One of these actions was dismissed without prejudice on June 13, 2003. As to the other three actions, our Board of Directors appointed a special litigation committee of independent directors to evaluate the claims. That committee determined that the maintenance of the derivative proceedings against the individual defendants was not in the best interest of the Company. Accordingly, on December 12, 2003, we moved to dismiss those claims. In March 2004, our motions were granted, and the derivative claims were dismissed with prejudice as to all defendants except Ernst & Young. The Company was substituted as the plaintiff in the action and is now pursuing in its own name the claims against Ernst & Young.

The Insurance Coverage Action. On February 9, 2004, ClearOne and Edward Dallin Bagley (“Bagley”), a director and significant shareholder of ClearOne, jointly filed an action in the United States District Court for the District of Utah, Central Division, against National Union Fire Insurance Company of Pittsburgh, Pennsylvania (“National Union”) and Lumbermens Mutual Insurance Company of Berkeley Heights, New Jersey (“Lumbermens Mutual”), the carriers of certain prior period directors and officers’ liability insurance policies, to recover the costs of defending and resolving claims against certain of our present and former directors and officers in connection with the SEC complaint, the shareholders’ class action, and the shareholder derivative actions described above, and seeking other damages resulting from the refusal of such carriers to timely pay the amounts owing under such liability insurance policies. This action has been consolidated into a declaratory relief action filed by one of the insurance carriers on February 6, 2004 against ClearOne and certain of its current and former directors. In this action, the insurers assert that they are entitled to rescind insurance coverage under our directors and officers’ liability insurance policies, $3.0 million of which was provided by National Union and $2.0 million which was provided by Lumbermens Mutual, based on alleged misstatements in our insurance applications. In February 2005, we entered into a confidential settlement agreement with Lumbermens Mutual pursuant to which ClearOne and Bagley received a lump-sum cash amount and the plaintiffs agreed to dismiss their claims against Lumbermens Mutual with prejudice. The cash settlement is held in a segregated account until the claims involving National Union have been resolved, at which time the amounts received in the action will be allocated between the Company and Bagley. The amount distributed to the Company and Bagley will be determined based on future negotiations between the Company and Bagley. The Company cannot currently estimate the amount of the settlement which it will ultimately receive. Upon determining the amount of the settlement which the Company will ultimately receive, the Company will record this as a contingent gain. On October 21, 2005, the court granted summary judgment in favor of National Union on its rescission defense and accordingly entered a judgment dismissing all of the claims asserted by ClearOne and Mr. Bagley. In connection with the summary judgment, the Company has been ordered to pay approximately $59,000 in expenses. However, due to the Lumbermens Mutual cash proceeds discussed above and the appeal to the summary judgment discussed below, this potential liability has not been recorded in the balance sheet as of June 30, 2005. On February 2, 2006, the Company and Mr. Bagley filed an appeal to the summary judgment granted on October 21, 2005 and intend to vigorously pursue the appeal and any follow-up proceedings regarding their claims against National Union, although no assurances can be given that they will be successful. The Company and Mr. Bagley have entered into a Joint Prosecution and Defense Agreement in connection with the action and the Company is paying all litigation expenses except litigation expenses which are solely related to Mr. Bagley’s claims in the litigation. (See “Item 13. Certain Relationships and Related Transactions”.)

Wells Submission. We have been advised by the staff of the Salt Lake District Office of the SEC that the staff intended to recommend to the Commission that administrative proceedings be instituted to revoke the registration of the Company’s common stock based on the Company’s failure to timely file annual and quarterly reports with the Commission. The Company provided the staff with a so-called “Wells Submission” setting forth its position with respect to the staff’s intended recommendation. To date, the Commission has not instituted an administrative proceeding against the Company, however, there can be no assurance that the Commission will not institute an administrative proceeding in the future or that the Company would prevail if an administrative proceeding were instituted.

The Pacific Technology & Telecommunications Collection Action. On August 12, 2003, we initiated a commercial arbitration proceeding against Pacific Technology & Telecommunications (“PT&T”), a former distributor, seeking to collect approximately $1.8 million that PT&T owed ClearOne for inventory it purchased and received but did not pay for. PT&T denied our claim and asserted counterclaims. Subsequently, on April 20, 2004, PT&T filed for protection under Chapter 7 of the United States Bankruptcy Code, which had the effect of staying the proceeding. Following PT&T’s bankruptcy filing, the Company negotiated a settlement with the bankruptcy trustee. Under the settlement, which has been approved by the bankruptcy court, the Company paid $25,000 and obtained the right to recover all unsold ClearOne inventory held by PT&T and the right to pursue on the basis of an assignment any claims that PT&T may have against any of its own officers or directors, subject, however, to a maximum recovery of $800,000. The Company is currently in the process of investigating whether any such claims exist and, if so, whether it would be in the Company’s best interest to pursue them given the anticipated legal expenses and the uncertainties of being able to collect any resulting favorable judgment. The settlement also resulted in the release and dismissal with prejudice of all of PT&T’s claims against the Company. To date, the Company has not recovered any inventory held by PT&T.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during fiscal 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

From April 21, 2003 until February 10, 2006, our common stock was quoted on an unsolicited basis on the National Quotation Bureau’s Pink Sheets under the symbol “CLRO.” On February 10, 2006, the Pink Sheets blocked the publication of quotations for our common stock on its public website due to our failure to file current public information. The following table sets forth the high and low bid quotations for the common stock for the last two fiscal years as provided by Pink Sheets.

	2005		2004
	High	Low	High	Low
First Quarter	$5.70	$3.50	$2.15	$1.70
Second Quarter	4.80	3.55	4.35	1.78
Third Quarter	4.30	3.00	7.96	3.70
Fourth Quarter	3.65	2.25	6.50	4.40

On February 28, 2006, the high and low sales prices for our common stock on the Over-the-Counter Bulletin Board were $2.90 and $2.70, respectively.

Shareholders

As of February 28, 2006, there were 12,184,727 shares of our common stock issued and outstanding and held by approximately 618 shareholders of record. This number counts each broker dealer and clearing corporation, who hold shares for their customers, as a single shareholder.

Dividends

We have not paid a cash dividend on our common stock and do not anticipate doing so in the foreseeable future. We intend to retain earnings to fund future working capital requirements, infrastructure needs, growth, and product development.

Securities Authorized for Issuance under Equity Compensation Plans

We currently have two equity compensation plans in effect, our 1990 Incentive Plan (the “1990 Plan”) and our 1998 Stock Option Plan (the “1998 Plan”), both of which provide for the grant of stock options to employees, directors and consultants. As of June 30, 2005, there were 30,750 options outstanding under the 1990 Plan with no additional options available for grant under such plan, and 1,462,362 options outstanding under the 1998 Plan with 735,514 options available for grant in the future. The Company has determined not to permit the exercise of stock options granted under the 1990 Plan or the 1998 Plan until such time as we are current in the filing of periodic reports with the SEC. The Company also provided for an extension of the exercise period of certain options to prevent them from expiring without the holder having had the opportunity to exercise them.

The following table sets forth information as of June 30, 2005 with respect to compensation plans under which equity securities of ClearOne are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	( c )
Equity compensation
plans approved by
security holders	1,493,112	$6.21	735,514
Equity compensation
plans not approved by
security holders	-	-	-
Total	1,493,112	$6.21	735,514

Recent Sales of Unregistered Securities: Use of Proceeds from Registered Securities. On September 29, 2005, we completed our obligations under the settlement agreement in the class action lawsuit by issuing a total of 1,148,494 shares of our common stock to the plaintiff class, including 228,000 shares previously issued in November 2004, and paying an aggregate of $126,705 in cash in lieu of shares to those members of the class who would otherwise have been entitled to receive an odd-lot number of shares or who resided in states in which there was no exemption available for the issuance of shares. The shares were issued in reliance on the exemption from the registration requirements of the Securities Act provided by Section 3(a)(10) thereof.

Issuer Purchases of Equity Securities. During the fiscal year ended June 30, 2005, ClearOne did not purchase any of its equity securities.

Cancellation of Shares of Executive Officers. As discussed herein in “Item 11: Executive Compensation: Employment Contracts and Termination of Employment and Change-in-Control Arrangements,” on December 5, 2003, the Company entered into employment separation agreements with each of Frances Flood, the Company’s former Chairman, Chief Executive Officer, and President, and Susie Strohm, the Company’s former Chief Financial Officer, which generally provided that such persons would resign from their positions and employment with the Company, and the Company would make one-time, lump-sum payments to such persons in consideration of their surrender and delivery to the Company of shares of the Company’s common stock and Company stock options and their release of claims against the Company. Ms. Flood surrendered and returned 35,000 shares of the Company’s common stock and 706,434 stock options (461,433 of which were vested) and Ms. Strohm surrendered and returned 15,500 shares of the Company’s common stock and 268,464 stock options (171,963 of which were vested) to the Company. These shares were retired in May 2004 and were valued by the Company at $63,000 in the fiscal 2004 consolidated statement of shareholders’ equity. On July 15, 2004, an agreement was entered into with Angelina Beitia, the Company’s former Vice-President, which generally provided for a lump-sum payment of $100,000 and her surrendered and delivery to the Company of 145,000 stock options (10,624 of which were vested). On February 20, 2006, an agreement was entered into with DeLonie Call, the Company’s former Vice-President, which generally provided for a severance payment of $93,300 and her surrender and delivery to the Company of 145,000 stock options (86,853 of which were vested).

Employee Stock Purchase Program. We have an Employee Stock Purchase Program (“ESPP”). A total of 500,000 shares of common stock were reserved for issuance under the ESPP. During the fiscal year ended June 30, 2005, no shares of common stock were issued under the ESPP and compensation expense was $0. The program was suspended during fiscal 2003 due to the Company’s failure to remain current in its filing of periodic reports with the SEC. We are currently evaluating the possible reinstatement of this program after the Company becomes current with its filing of periodic reports with the SEC.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data has been derived from our audited consolidated financial statements for the fiscal years ended June 30, 2005, 2004, 2003, 2002, and 2001. The data in the table below has been adjusted to reflect discontinued operations of a portion of our business services segment and our conferencing services segment as held for sale. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except share data)

	Years Ended June 30,
	2005	2004	2003	2002	2001
Operating results:
Revenue	$31,645	$27,966	$28,566	$26,253	$22,448
Costs and expenses:
Cost of goods sold	14,951	16,379	18,115	13,884	9,204
Marketing and selling	9,070	8,497	7,070	7,010	5,273
General and administrative	5,489	6,767	5,915	4,376	2,612
Settlement in shareholders' class action	(2,046)	4,080	7,325	-	-
Research and product development	5,305	4,237	3,281	3,810	2,747
Impairment losses	180	-	5,102	7,115	-
Restructuring charge	110	-	-	-	-
Purchased in-process research and development	-	-	-	-	728
Operating (loss) income	(1,414)	(11,994)	(18,242)	(9,942)	1,884
Other income (expense), net	318	(261)	48	288	188
(Loss) Income from continuing operations before income taxes	(1,096)	(12,255)	(18,194)	(9,654)	2,072
Benefit (provision) for income taxes	3,248	736	1,352	173	(403)
Income (loss) from continuing operations	2,152	(11,519)	(16,842)	(9,481)	1,669
Income (loss) from discontinued operations	13,923	1,632	(19,130)	2,820	1,949
Net income (loss)	$16,075	$(9,887)	$(35,972)	$(6,661)	$3,618

Earnings (loss) per common share:
Basic earnings (loss) from continuing operations	$0.19	$(1.04)	$(1.50)	$(0.99)	$0.19
Diluted earnings (loss) from continuing operations	$0.17	$(1.04)	$(1.50)	$(0.99)	$0.18
Basic earnings (loss) from discontinued operations	$1.25	$0.15	$(1.71)	$0.30	$0.23
Diluted earnings (loss) from discontinued operations	$1.13	$0.15	$(1.71)	$0.30	$0.21
Basic earnings (loss)	$1.44	$(0.89)	$(3.21)	$(0.69)	$0.42
Diluted earnings (loss)	$1.30	$(0.89)	$(3.21)	$(0.69)	$0.39
Weighted average shares outstanding:
Basic	11,177,406	11,057,896	11,183,339	9,588,118	8,593,725
Diluted	12,332,106	11,057,896	11,183,339	9,588,118	9,194,009

	As of June 30,
	2005	2004	2003	2002	2001
Financial data:
Current assets	$34,879	$27,202	$29,365	$52,304	$20,264
Property, plant and equipment, net	2,805	4,027	4,320	4,678	3,021
Total assets	38,021	32,156	35,276	63,876	25,311
Long-term debt, net of current maturities	-	240	931	-	-
Capital leases, net of current maturities	-	2	9	41	48
Total shareholders' equity	24,911	9,006	18,743	53,892	20,728

Quarterly Financial Data (Unaudited)

The following table is a summary of unaudited quarterly financial information for the years ended June 30, 2005 and 2004.

	Fiscal 2005 Quarters Ended
	(in thousands)
	Sept. 30	Dec. 31	Mar. 31	June 30	Total
Net revenue	$6,747	$8,692	$7,103	$9,103	$31,645
Cost of goods sold	(3,797)	(3,948)	(3,180)	(4,026)	(14,951)
Marketing and selling	(2,086)	(2,341)	(2,151)	(2,492)	(9,070)
General and administrative	(1,435)	(1,388)	(1,287)	(1,379)	(5,489)
Settlement in shareholders' class action	1,020	734	855	(563)	2,046
Research and product development	(1,105)	(1,282)	(1,423)	(1,495)	(5,305)
Impairment losses	-	-	-	(180)	(180)
Restructuring charge	-	-	-	(110)	(110)
Other income (expense)	34	64	95	125	318
(Loss) income from continuing operations before income taxes	(622)	531	12	(1,017)	(1,096)
Benefit (provision) for income taxes	232	(198)	(5)	3,219	3,248
(Loss) income from continuing operations	(390)	333	7	2,202	2,152
Income from discontinued operations	13,346	73	388	116	13,923
Net income	$12,956	$406	$395	$2,318	$16,075

Basic income (loss) earnings per common share:
Continuing operations	$(0.04)	$0.03	$-	$0.20	$0.19
Discontinued operations	1.20	0.01	0.03	0.01	1.25
Basic income (loss) earnings per common share	$1.16	$0.04	$0.03	$0.21	$1.44
Diluted income (loss) earnings per common share:
Continuing operations	$(0.03)	$0.02	$-	$0.18	$0.17
Discontinued operations	1.08	0.01	0.03	0.01	1.13
Diluted income (loss) earnings per common share	$1.05	$0.03	$0.03	$0.19	$1.30

	Fiscal 2004 Quarters Ended
	(in thousands)
	Sept. 30	Dec. 31	Mar. 31	June 30	Total
Net revenue	$7,737	$6,715	$6,652	$6,862	$27,966
Cost of goods sold	(5,165)	(3,278)	(4,392)	(3,544)	(16,379)
Marketing and selling	(2,012)	(2,004)	(2,129)	(2,352)	(8,497)
General and administrative	(1,583)	(1,639)	(1,738)	(1,807)	(6,767)
Settlement in shareholders' class action	-	(2,100)	(3,240)	1,260	(4,080)
Research and product development	(925)	(829)	(1,112)	(1,371)	(4,237)
Other income (expense)	1	(65)	(2)	(195)	(261)
Loss from continuing operations before income taxes	(1,947)	(3,200)	(5,961)	(1,147)	(12,255)
Benefit for income taxes	123	109	426	78	736
Loss from continuing operations	(1,824)	(3,091)	(5,535)	(1,069)	(11,519)
Income (loss) from discontinued operations	661	(66)	690	347	1,632
Net loss	$(1,163)	$(3,157)	$(4,845)	$(722)	$(9,887)

Basic (loss) earnings per common share:
Continuing operations	$(0.16)	$(0.28)	$(0.50)	$(0.10)	$(1.04)
Discontinued operations	0.06	-	0.06	0.03	0.15
Basic (loss) earnings per common share	$(0.10)	$(0.28)	$(0.44)	$(0.07)	$(0.89)
Diluted (loss) earnings per common share:
Continuing operations	$(0.16)	$(0.28)	$(0.50)	$(0.10)	$(1.04)
Discontinued operations	0.06	-	0.06	0.03	0.15
Diluted (loss) earnings per common share	$(0.10)	$(0.28)	$(0.44)	$(0.07)	$(0.89)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our June 30, 2005 Consolidated Financial Statements and related Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions, as set forth under “Disclosure Regarding Forward-Looking Statements.” Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the following discussion and under the caption “Risk Factors” in Item 1. Description of Business and elsewhere in this Annual Report on Form 10-K. Unless otherwise indicated, all references to a year reflect our fiscal year that ends on June 30.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our results of operations and financial position are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. We believe that the estimates we use are reasonable; however, actual results could differ from those estimates. Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. We believe the following critical accounting policies affect our more significant assumptions and estimates that we used to prepare our consolidated financial statements.

Revenue and Associated Allowances for Revenue Adjustments and Doubtful Accounts

Included in continuing operations are two sources of revenue: (i) product revenue, primarily from product sales to distributors, dealers, and end-users; and (ii) business services revenue, which includes one software license agreement associated with our broadcast telephone interface product line, a perpetual software license to use the Company’s technology, along with one free year of maintenance and support, and transition services for 90 days.

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

During the fiscal years ended June 30, 2005 and 2004, we had in place improved credit policies and procedures, an approval process for sales returns and credit memos, processes for managing and monitoring channel inventory levels, better trained staff, and discontinued the practice of frequently granting significant concessions from the originally invoiced amount. As a result of these improved policies and procedures, we extend credit to customers who we believe have the wherewithal to pay.

We provide a right of return on product sales to distributors. Currently, we do not have sufficient historical return experience with our distributors that is predictive of future events given historical excess levels of inventory in the distribution channel. Accordingly, revenue from product sales to distributors is not recognized until the return privilege has expired, which approximates when product is sold-through to customers of the Company’s distributors (dealers, system integrators, value-added resellers, and end-users). Although, certain distributors provide certain channel inventory amounts, we make judgments and estimates with regard to the amount of inventory in the entire channel, for all customers and for all channel inventory items, and the appropriate revenue and cost of goods sold associated with those channel products. Although these assumptions and judgments regarding total channel inventory revenue and cost of goods sold could differ from actual amounts, we believe that our calculations are indicative of actual levels of inventory in the distribution channel.  As of June 30, 2004, we deferred $6.2 million in revenue and $2.4 million in cost of goods sold related to products sold where return rights had not lapsed. As of June 30, 2005, we deferred $5.1 million in revenue and $2.3 million in cost of goods sold related to products sold where return rights had not lapsed. The amounts of deferred cost of goods sold were included in consigned inventory.

We offer rebates and market development funds to certain of our distributors based upon volume of product purchased by such distributors. We record rebates as a reduction of revenue in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-22, “Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future.” Beginning January 1, 2002, we adopted EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” We continue to record rebates as a reduction of revenue in the period revenue is recognized.

We provide advance replacement units to end-users on defective units of certain products within 90 days of purchase date by the end-user. Since the purpose of these units are not revenue generating, we track the units due from the end-user, valued at retail price, until the defective unit has been returned, but no receivable balance is maintained on our balance sheet. Retail price value of in-transit advance replacement units was $81,000 and $91,000, as of June 30, 2005 and 2004, respectively.

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

On July 1, 2002, we completed our transitional goodwill and purchased intangibles impairment tests outlined under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which required the assessment of goodwill and purchased intangibles for impairment, and in the fourth quarter of fiscal 2003, we completed our annual impairment tests. As of June 30, 2003, we determined that our goodwill assets and purchased intangible assets were impaired and we recorded an impairment charge of $25.5 million related to these assets. We plan to conduct our annual impairment tests in the fourth quarter of every fiscal year, unless impairment indicators exist sooner. Screening for and assessing whether impairment indicators exist or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition, and general economic conditions, requires significant judgment. Additionally, changes in the high-technology industry occur frequently and quickly. Therefore, there can be no assurance that a charge to operations will not occur as a result of future purchased intangible impairment tests.

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

BUSINESS OVERVIEW

We are an audio conferencing products company. We develop, manufacture, market, and service a comprehensive line of audio conferencing products, which range from tabletop conferencing phones to professionally installed audio systems. We believe we have a strong history of product innovation and plan to continue to apply our expertise in audio engineering to developing innovative new products. The performance and reliability of our high-quality solutions create a natural communication environment, which saves organizations of all sizes time and money by enabling more effective and efficient communication between geographically separated businesses, employees, and customers.

DISCUSSION OF OPERATIONS

Results of Operations

The following table sets forth certain items from our consolidated statements of operations (in thousands) for the fiscal years ended June 30, 2005, 2004, and 2003, together with the percentage of total revenue which each such item represents:

	Year Ended June 30,
	(in thousands)
	2005		2004		2003
		% of Revenue		% of Revenue		% of Revenue
Revenue	$31,645	100.0%	$27,966	100.0%	$28,566	100.0%
Cost of goods sold	14,951	47.2%	16,379	58.6%	18,115	63.4%
Gross profit	16,694	52.8%	11,587	41.4%	10,451	36.6%
Operating expenses:
Marketing and selling	9,070	28.7%	8,497	30.4%	7,070	24.7%
General and administrative	5,489	17.3%	6,767	24.2%	5,915	20.7%
Settlement in shareholders' class action	(2,046)	-6.5%	4,080	14.6%	7,325	25.6%
Research and product development	5,305	16.8%	4,237	15.2%	3,281	11.5%
Impairment losses	180	0.6%	-	0.0%	5,102	17.9%
Restructuring charge	110	0.3%	-	0.0%	-	0.0%
Total operating expenses	18,108	57.2%	23,581	84.3%	28,693	100.4%
Operating loss	(1,414)	-4.5%	(11,994)	-42.9%	(18,242)	-63.9%
Other income (expense), net	318	1.0%	(261)	-0.9%	48	0.2%
Loss from continuing operations before income taxes	(1,096)	-3.5%	(12,255)	-43.8%	(18,194)	-63.7%
Benefit for income taxes	3,248	10.3%	736	2.6%	1,352	4.7%
Income (loss) from continuing operations	2,152	6.8%	(11,519)	-41.2%	(16,842)	-59.0%
Income (loss) from discontinued operations, net of tax	13,923	44.0%	1,632	5.8%	(19,130)	-67.0%
Net income (loss)	$16,075	50.8%	$(9,887)	-35.4%	$(35,972)	-125.9%

Our revenue increased 10.8 percent over the three-year period from $28.6 million in fiscal 2003 to $31.6 million in fiscal 2005. During the fiscal years ended June 30, 2005, 2004, and 2003, we introduced several new products in our products segment, including our MAX® tabletop audio conferencing products; our RAV™ audio conferencing systems; and our conferencing peripherals, including the AccuMic® product line. During the fiscal year ended June 30, 2005 settlement in shareholders’ class action expense decreased $6.1 million from fiscal 2004 levels due to a quarterly mark-to-market adjustment of the liability associated with our December 2003 settlement agreement, while general and administrative (“G&A”) expense for the fiscal years ended June 30, 2004 and 2003 were significantly higher due to professional fees associated with the settlement agreement and other related lawsuits. During this period, we changed our business mix through one acquisition and three dispositions. Additionally, we reclassified our U.S. audiovisual integration services business component, our conferencing services component, and our Canadian audiovisual integration services business component to discontinued operations.

The following is a discussion of our results of operations for our fiscal years ended June 30, 2005, 2004, and 2003. For each of our business segments, we discuss revenue and gross profit. All other items are discussed on a consolidated basis.

Fiscal Year Ended June 30, 2005 (“Fiscal 2005”)
Compared to Fiscal Year Ended June 30, 2004 (“Fiscal 2004”)

Revenue

For the fiscal years ended June 30, 2005 and 2004, revenues by business segment were as follows:

	Year Ended June 30,
	(in thousands)
	2005		2004
		% of Revenue		% of Revenue
Product	$31,645	100.0%	$27,836	99.5%
Business services	-	0.0%	130	0.5%
Total	$31,645	100.0%	$27,966	100.0%

Product. Product revenue increased $3.8 million, or 13.7 percent, in fiscal 2005 compared to fiscal 2004. The increase in revenue was primarily due to increased professional audio conferencing products sales and the introduction of new products including the MaxAttach and RAV products. During the fiscal year ended June 30, 2005, we recognized $1.1 million in net revenues for product revenue that was deferred in prior periods where return rights had not lapsed as of the end of the fiscal year ended June 30, 2004.

The following table relates to individual unit shipments to our distributors for certain of our product lines for the fiscal years ended June 30, 2005 and 2004 and due to our current revenue recognition policy will not tie directly to recognized revenues:

	Year Ended June 30,
	(by individual unit)
	2005	2004
Professional audio conferencing	10,786	10,576
Premium and tabletop conferencing	11,782	9,813

Business Services. Business services revenue decreased $130,000, or 100.0 percent, in fiscal 2005 compared to fiscal 2004. During fiscal 2004, we recognized $130,000 in revenue due to the sale of a software license associated with our telephone interface products to Comrex.

Total Revenue. Total revenue increased $3.7 million, or 13.2 percent, in fiscal 2005 compared to fiscal 2004. The overall increase in revenue during fiscal 2005 was attributable to our products segment. Product revenue from sales outside of the United States accounted for 25.9 percent of total revenue for fiscal 2005 and 22.7 percent of total revenue for fiscal 2004.

Costs of Goods Sold and Gross Profit

Costs of goods sold (“COGS”) from the product segment includes expenses associated with finished goods purchased from outsourced manufacturers, the manufacture of our products, including material and direct labor, our manufacturing and operations organization, tooling amortization, warranty expense, freight expense, royalty payments, and the allocation of overhead expenses.

	Year Ended June 30,
	(in thousands)
	2005		2004
		% of Revenue		% of Revenue
Cost of goods sold
Product	$14,951	47.2%	$16,379	58.6%
Business services	-	0.0%	-	0.0%
Total	$14,951	47.2%	$16,379	58.6%

Gross profit
Product	$16,694	52.8%	$11,457	41.0%
Business services	-	0.0%	130	0.4%
Total	$16,694	52.8%	$11,587	41.4%

COGS decreased by approximately $1.4 million, or 8.7 percent, to $15.0 million in fiscal 2005 compared with $16.4 million in fiscal 2004. The decrease in COGS from fiscal 2004 to fiscal 2005 was primarily attributable to a decrease in our obsolete product inventory write-offs of $2.4 million, a $777,000 decrease in our manufacturing absorption costs due to cost cutting and improving efficiency, a $114,000 decrease in our inventory adjustments due to a higher emphasis on inventory accuracy, partially offset by a $2.0 million increase in standard COGS from fiscal 2004 to fiscal 2005 due to higher product revenue and sales mix.

During the fiscal year ended June 30, 2005, there was only an $84,000, favorable, impact on net COGS due to deferrals of the COGS related to the deferral of product revenue in prior periods where return rights had not lapsed as of the end of the fiscal year ended June 30, 2004.

Our gross profit from continuing operations was 52.8 percent in fiscal 2005 compared to 41.4 percent in fiscal 2004. The increase in gross profit is mostly due to the increase in revenue of professional conferencing products which has a higher gross margin than our premium and tabletop conferencing products. The increase in gross profit was also impacted by reduced inventory write-offs, cost cutting, and improved efficiencies.

Operating Expenses

Our operating expenses were $18.1 million in fiscal 2005, a decrease of $5.5 million, or 23.2 percent, from $23.6 million in fiscal 2004. The decrease in operating expenses from fiscal 2004 to fiscal 2005 is primarily related to a decrease in expenses related to the settlement in the shareholders’ class action and other general and administrative expenses partially offset by increased marketing and selling and research and product development employee-related expenses. The following is a more detailed discussion of expenses related to marketing and selling, general and administrative, settlement in shareholders’ class action, research and product development, and impairment and restructuring charges.

Marketing and selling expenses. Marketing and selling expenses include selling, customer service, and marketing expenses such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses. Total marketing and selling expenses increased $573,000, or 6.7 percent, to $9.1 million in fiscal 2005 compared with fiscal 2004 expenses of $8.5 million. As a percentage of revenues, marketing and selling expenses were 28.7 percent in fiscal 2005 and 30.4 percent in fiscal 2004. The increase in marketing and selling expenses from fiscal 2004 to fiscal 2005 was primarily attributable to an increase in U.S. and Asia employee-related expenses of $581,000 associated with the hiring of additional sales positions and increased benefits-related costs, severance payments of $175,000 to the former employees of the Germany office, as well as early buyout costs on leased office space and automobiles of $78,000 associated with the closure of our Germany office partially offset by a decrease of $193,000 in our marketing department due to a change in the non-employee related expense structure of the department after the departure of our Vice-President of Marketing.

General and administrative expenses. G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs, including costs associated with the SEC investigation and subsequent litigation, and corporate administrative costs, including finance and human resources. Total G&A expenses decreased $1.3 million, or 18.9 percent, to $5.5 million in fiscal 2005 compared with fiscal 2004 expenses of $6.8 million. As a percentage of revenues, G&A expenses were 17.3 percent in fiscal 2005 and 24.2 percent in fiscal 2004.

	Year Ended June 30,
	(in thousands)
	2005	2004
Total G&A before discontinued operations	$5,742	$9,703

OM Video G&A	(253)	(1,113)
Conferencing services G&A	-	(1,036)
U.S. business services G&A	-	(787)
Total G&A from continuing operations	$5,489	$6,767

Professional fees (SEC investigation and subsequent litigation)	$997	$936
Professional fees (Other)	1,993	1,944
Severance payments to executives	-	544
Other general and administrative expense	2,499	3,343
Total G&A from continuing operations	$5,489	$6,767

We attribute the decrease in G&A as a percentage of revenues to 17.3 percent in 2005 from 24.2 percent in 2004 to a decrease of $544,000 for severance payments to executives partially offset by a $61,000 increase in professional fees associated with the SEC investigation and subsequent litigation and a $49,000 increase in other professional fees, including accounting and audit fees. Other G&A expense decreased an additional $844,000 mostly due to a reduction in salaries and benefits-related costs of $771,000, reflecting an average headcount of 33 and 19 for fiscal 2004 and 2005, respectively, as well as a decrease in directors and officers insurance premiums of $106,000.

Settlement in shareholders’ class action expense. We attribute the decrease in settlement in shareholders’ class action expense as a percentage of revenue to (6.5) percent in 2005 from 14.6 percent in 2004 to a $6.1 million reduction to a quarterly mark-to-market of the liability associated with the 1.2 million shares of common stock that were issued in November 2004 (fiscal 2005) and September 2005 (fiscal 2006) to class members and their legal counsel as part of the December 2003 (fiscal 2004) settlement agreement. This mark-to-market of the stock to reflect the current liability amount associated with the 1.2 million shares is based upon the closing price of the Company’s common stock at the end of each quarter until the shares were issued.

Research and product development expenses. Research and product development expenses include research and development, product management, and engineering services, and test and application expenses, including employee-related costs, outside services, expensed materials, depreciation, and an allocation of overhead expenses. Total research and product development expenses increased $1.1 million, or 25.2 percent, to $5.3 million in fiscal 2005 compared with fiscal 2004 expenses of $4.2 million. As a percentage of revenues, research and product development expenses were 16.8 percent in fiscal 2005 and 15.2 percent in fiscal 2004. The increase in product development expenses from fiscal 2004 to fiscal 2005 was due to an increase in salaries and benefit-related costs of $1.3 million associated with the hiring of additional personnel and development costs associated with new product development, reflecting an average headcount of 31 and 39 for fiscal 2004 and 2005, respectively, and an increase in depreciation expense of $69,000 associated with the purchase of computer hardware and software in relation to product development, partially offset by a decrease research and development material-related expense of $188,000 and a reduction in professional services of $87,000.

Impairment and Restructuring charges. During fiscal 2005, we recorded an impairment charge of $180,000 and a restructuring charge of $110,000, shown as a restructuring reserve on the balance sheet, during the fiscal year ended June 30, 2005 as a result of our outsourcing of our Salt Lake City manufacturing operations. The impairment charge consisted of the disposal of certain property and equipment of $180,000 that was not purchased by our domestic manufacturer and that we did not believe was likely to be sold. The restructuring charge consisted of severance and other employee termination benefits of $70,000 related to a workforce reduction of approximately 20 employees who were transferred to an employment agency used by this manufacturer to transition the workforce and charges of $40,000 related to our manufacturing facilities that we would no longer use.

Operating loss. For fiscal 2005, our operating loss decreased $10.6 million, or 88.2 percent, to $1.4 million on revenue of $31.6 million, from an operating loss of $12.0 million on revenue of $28.0 million in fiscal 2004. The factors affecting this decrease in operating loss were a decrease in general and administrative expenses of $1.3 million, a decreased in settlement in shareholders’ class action of $6.1 million, and an increase in gross profit of $5.1 million, partially offset by an increase in research and product development expenses of $1.1 million, an increase in marketing and selling expenses of $573,000, and a restructuring and related impairment charge of $290,000 related to our decision to outsource our U.S. product manufacturing.

Other income (expense), net. Other income (expense), net, includes our interest income, interest expense, capital gains, gain (loss) on the disposal of assets, and currency gain (loss). Other income was $318,000 in fiscal 2005, an increase of $579,000, or 221.8 percent, from expense of ($261,000) in fiscal 2004. The increase in other income in fiscal 2005 was primarily due to an increase in interest income associated with our marketable securities, a decrease in interest expense related to our early pay-off of the Oracle system-related note payable, and a loss of approximately $113,000 on the disposal of certain property and equipment that was not repeated in fiscal 2005.

Net loss from continuing operations before income taxes. Net loss from continuing operations decreased $11.2 million, or 91.1 percent to $1.1 million in fiscal 2005 compared with fiscal 2004 net loss from continuing operations of $12.3 million. As a percentage of revenues, net loss from continuing operations was 3.5 percent in fiscal 2005 and 43.8 percent in fiscal 2004. We attribute the change in loss to the results of operations as described above.

Benefit for income taxes. Benefit for income taxes from continuing operations was $3.2 million in fiscal 2005 and $736,000 in fiscal 2004. The benefit for income taxes from continuing operations from fiscal 2005 resulted primarily from a change in the valuation allowance of $2.6 million attributable to continuing operations that offset gains from discontinued operations and from the decrease in deferred tax assets. Certain income and expenses in our consolidated statements of operations are either not includable or not deductible for income tax purposes. These items include tax-exempt interest, research and development credits, sale of our investment in OM Video, impairment charges, certain meals and entertainment expenses, and certain goodwill amortization. In addition, during fiscal 2005, the Company’s net deferred tax assets decreased and, therefore, the valuation allowance needed to offset this balance decreased creating a benefit to the Company’s tax provision. Given the Company’s history of consecutive years of losses from continuing operations, we followed the guidance of SFAS 109, “Accounting for Income Taxes,” and recorded a valuation allowance against certain deferred tax assets where it is not considered more likely than not that the deferred tax assets will be realized. As of June 30, 2005 and 2004, we have fully reserved against our net deferred tax assets.

Income (loss) from discontinued operations, net of tax. Income (loss) from discontinued operations, net of tax, includes our Canadian audiovisual integration services business which was sold on March 4, 2005, our conferencing services segment which was sold on July 1, 2004, our U.S. audiovisual integration services business which was sold on May 6, 2004, and payments received on our note receivable and commissions related to the sale of our remote control product line to Burk Technology in April 2001. The income from discontinued operations was $13.9 million in fiscal 2005, an increase of $12.3 million or 753.1 percent, from $1.6 million in fiscal 2004.

OM Video audiovisual integration services business revenue was $3.8 million in fiscal 2005, a decrease of $2.1 million, from revenue of $5.9 million in fiscal 2004 due to revenue in fiscal 2005 being generated over an eight-month period versus a twelve-month period in fiscal 2004. OM Video services income, net of tax, was $401,000 for fiscal 2005, an increase of $184,000, from income, net of tax, of $217,000 in fiscal 2004. The increase was mostly due to a $227,000 post-tax gain on the sale of OM Video being partially offset by decrease from post-tax income of $43,000 in fiscal 2005 over fiscal 2004. (see Discontinued Operations below.)

Conferencing services business revenue was $0 in fiscal 2005, a decrease of $15.6 million, from revenue of $15.6 million in fiscal 2004 due to the sale of conferencing services on the first day of fiscal 2005. (see Discontinued Operations below). Conferencing services income, net of tax, was $13.4 million for fiscal 2005, an increase of $11.6 million, from income, net of tax, of $1.8 million in fiscal 2004. The income, net of tax, in fiscal 2005 included the gain on disposal of discontinued operations, while the income, net of tax, in fiscal 2004 included income from discontinued operations.

U.S. audiovisual integration services business revenue was $0 in fiscal 2005, a decrease of $3.6 million, from revenue of $3.6 million in fiscal 2004. Since this segment was sold in May 2004, U.S. audiovisual integration services business loss, net of tax, was $0 in fiscal 2005, a decrease of $399,000, from a loss, net of tax, of ($399,000) in fiscal 2004. There was no activity related to our U.S. audiovisual integration services business in fiscal 2005. (see Discontinued Operations below.)

We realized a gain, net of tax, on the Burk sale of $144,000 for fiscal 2005, an increase of $86,000, from a gain, net of tax, of $58,000 in fiscal 2004. The increase was due to quarterly payments from Burk on the promissory note.

Fiscal Year Ended June 30, 2004 (“Fiscal 2004”)
Compared to Fiscal Year Ended June 30, 2003 (“Fiscal 2003”)

Revenue

For the fiscal years ended June 30, 2004 and 2003, revenues by business segment were as follows:

	Year Ended June 30,
	(in thousands)
	2004		2003
		% of Revenue		% of Revenue
Product	$27,836	99.5%	$27,512	96.3%
Business services	130	0.5%	1,054	3.7%
Total	$27,966	100.0%	$28,566	100.0%

Product. Product revenue increased $324,000, or 1.2 percent, in fiscal 2004 compared to fiscal 2003. The increase in revenue was primarily due to introducing new product lines, which include the MAX and XAP® products. During the fiscal year ended June 30, 2004, we recognized $5.2 million in revenues and $1.7 million in cost of goods sold that were deferred in prior periods since cash had not been collected as of the end of the fiscal year ended June 30, 2003.  As of June 30, 2004, we deferred $6.2 million in revenues and $2.4 million in cost of goods sold related to invoices sold where return rights had not lapsed.

The following table relates to individual unit shipments to our distributors for certain of our product lines for the fiscal years ended June 30, 2004 and 2003 and due to our current revenue recognition policy will not tie directly to recognized revenues:

	Year Ended June 30,
	(by individual unit)
	2004	2003
Professional audio conferencing	10,576	7,166
Premium and tabletop conferencing	9,813	-

Business Services. Business services revenue decreased $924,000, or 87.7 percent, in fiscal 2004 compared to fiscal 2003. During fiscal 2003, we recognized revenue due to the sale of a software license associated with our telephone interface products to Comrex with a value of $1.1 million while we recognized $130,000 in fiscal 2004.

Total Revenue. Total revenue decreased $600,000, or 2.1 percent, in fiscal 2004 compared to fiscal 2003. The overall decrease in revenue during fiscal 2004 was primarily attributable to a one-time sale of $1.1 million of software license in our business services segment during fiscal 2003, partially offset by an increase in product revenue. Product revenue from sales outside of the United States accounted for 22.7 percent of total revenue for fiscal 2004 and 32.3 percent of total revenue for fiscal 2003.

Costs of Goods Sold and Gross Profit

Costs of goods sold (“COGS”) from the product segment includes expenses associated with finished goods purchased from outsourced manufacturers, the manufacture of our products, including material and direct labor, our manufacturing and operations organization, tooling amortization, warranty expense, freight expense, royalty payments, and the allocation of overhead expenses.

	Year Ended June 30,
	(in thousands)
	2004		2003
		% of Revenue		% of Revenue
Cost of goods sold
Product	$16,379	58.6%	$18,115	63.4%
Business services	-	0.0%	-	0.0%
Total	$16,379	58.6%	$18,115	63.4%

Gross profit
Product	$11,457	41.0%	$9,397	32.9%
Business services	130	0.4%	1,054	3.7%
Total	$11,587	41.4%	$10,451	36.6%

COGS decreased by approximately $1.7 million, or 9.6 percent, to $16.4 million in fiscal 2004 compared with $18.1 million in fiscal 2003. The decrease in COGS from fiscal 2003 to fiscal 2004 was primarily attributable to a $1.6 million decrease in standard COGS due to higher product revenue and sales mix, partially offset by a $521,000 increase in our obsolete inventory write-offs.

During the fiscal year ended June 30, 2004, there was a $643,000 favorable impact on net COGS due to change in deferrals of product revenue related to cash collection during fiscal 2003 to the deferrals of COGS related to the deferral of product revenue where return rights had not lapsed as of the end of the fiscal year ended June 30, 2004.

Our gross profit from continuing operations was 41.4 percent in fiscal 2004 compared to 36.6 percent in fiscal 2003. The increase in gross profit was impacted by reduced material costs and improvements in inventory accuracy, cost cutting, and efficiencies.

Operating Expenses

Our operating expenses were $23.6 million in fiscal 2004, a decrease of $5.1 million, or 17.8 percent, from $28.7 million in fiscal 2003. The decrease in operating expenses from fiscal 2003 to fiscal 2004 is primarily related to a decrease in impairment losses and SEC investigation and subsequent litigation-related expenses partially offset by increased marketing and selling and research and product development expenses. The following is a more detailed discussion of expenses related to marketing and selling, general and administrative, settlement in shareholders’ class action, research and product development, and impairment losses.

Marketing and selling expenses. Marketing and selling expenses include selling, customer service, and marketing expenses such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses. Total marketing and selling expenses increased $1.4 million, or 20.2 percent, to $8.5 million in fiscal 2004 compared with fiscal 2003 expenses of $7.1 million. As a percentage of revenues, marketing and selling expenses were 30.4 percent in fiscal 2004 and 24.7 percent in fiscal 2003. The increase in marketing and selling expenses from fiscal 2003 to fiscal 2004 was primarily attributable to an increase in our United Kingdom sales operations, as well as an increase in U.S. employee-related expenses due to an increase of nine employees in the marketing and sales departments at the end of fiscal 2004 over fiscal 2003.

General and administrative expenses. G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs, including costs associated with the SEC investigation and subsequent litigation, and corporate administrative costs, including finance and human resources. Total G&A expenses increased $852,000, or 14.4 percent, to $6.8 million in fiscal 2004 compared with fiscal 2003 expenses of $5.9 million. As a percentage of revenues, G&A expenses were 24.2 percent in fiscal 2004 and 20.7 percent in fiscal 2003.

	Year Ended June 30,
	(in thousands)
	2004	2003
Total G&A before discontinued operations	$9,703	$9,798

OM Video G&A	(1,113)	(1,270)
Conferencing services G&A	(1,036)	(972)
U.S. business services G&A	(787)	(1,641)
Total G&A from continuing operations	$6,767	$5,915

Professional fees (SEC investigation and subsequent litigation)	$936	$1,844
Professional fees (Other)	1,944	1,270
Severance payments to executives	544	-
Other general and administrative expense	3,343	2,801
Total G&A from continuing operations	$6,767	$5,915

We attribute the increase in G&A as a percentage of revenues from 20.7 percent in 2003 to 24.2 percent in 2004 mainly to an increase in other professional fees, including accounting and audit fees, of $674,000 and an increase in severance payments to executives of $544,000 partially offset by a $908,000 reduction in professional fees associated with the SEC investigation and subsequent litigation. Additionally, other G&A expenses increased $542,000 mostly due to an increase of $231,000 in directors and officers insurance premiums, an increase of $219,000 in salaries and benefits-related costs, an increase of $160,000 in compensation expense associated with modifications to certain stock option agreements, an increase of $110,000 in payments to directors due to an increase in the number of meetings and additional interaction with the Company, and an increase of $57,000 in corporate travel expense partially offset by a decrease in the day-to-day operations associated with our Ireland office of $237,000.

Settlement of shareholders’ class action expenses. The $4.1 million in settlement in shareholders’ class action expenses during fiscal 2004 related to a quarterly mark-to-market of the liability associated with the 1.2 million shares of common stock to be issued to class members and their legal counsel as part of the December 2003 settlement agreement. This mark-to-market of the stock to reflect the current liability amount associated with the 1.2 million shares based upon the closing price of the Company’s common stock at the end of each quarter will continue on a quarterly basis until the shares are actually issued. The $7.3 million in settlement in shareholders’ class action expenses during fiscal 2003 related to the original $2.5 million liability associated with the 1.2 million shares of common stock to be issued as well as an expense of $4.8 million for the cash settlement.

Research and product development expenses. Research and product development expenses include research and development, product management, engineering services, and test and application expenses, including employee-related costs, outside services, expensed materials, depreciation, and an allocation of overhead expenses. Total research and product development expenses increased $956,000, or 29.1 percent, to $4.2 million in fiscal 2004 compared with fiscal 2003 expenses of $3.3 million. As a percentage of revenues, research and product development expenses were 15.2 percent in fiscal 2004 and 11.5 percent in fiscal 2003. The increase in product development expenses from fiscal 2003 to fiscal 2004 was due to increased salaries and expenses associated with additional personnel and development costs associated with new audio conferencing product development, including products in the XAP, RAV, and MAX families, as well as the next generation ceiling document camera.

Impairment losses. In fiscal 2003, impairment charges related to the conferencing furniture manufacturing business totaled $58,000 for property and equipment and $5.0 million for goodwill and intangible assets. We entered into the conferencing furniture manufacturing business through the E.mergent acquisition in fiscal 2002. The estimated fair value of the reporting unit, for purposes of evaluating goodwill for impairment, was less than its carrying values. Additionally, the estimated undiscounted future cash flows generated by certain other long-lived assets, excluding goodwill, was less than its carrying value. The impairment analysis performed in accordance with SFAS No. 142 and SFAS No. 144, resulted in an impairment loss of $5.1 million for the fiscal year ended June 30, 2003. Management estimated the fair value of the reporting unit using third-party appraisals. Management estimated the fair market value of the long-lived assets, excluding goodwill, using the present value of expected future discounted cash flows.

Operating loss. For fiscal 2004, our operating loss decreased $6.2 million, or 34.3 percent, to $12.0 million on revenue of $28.0 million, from an operating loss of $18.2 million on revenue of $28.6 million in fiscal 2003. The factors affecting this decrease in operating loss were a decrease in impairment charges for goodwill and other long-lived assets of $5.1 million, a decrease in settlement in shareholders’ class action expenses of $3.2 million, and an increase in gross profit of $1.1 million, partially offset by an increase in marketing and selling expenses of $1.4 million, an increase in general and administrative expenses of $852,000, and an increase in research and product development expenses of $956,000.

Other income (expense), net. Other income (expense), net, includes our interest income, interest expense, capital gains, gain (loss) on the disposal of assets, and currency gain (loss). Other expense was ($261,000) in fiscal 2004, an increase of $309,000, or 643.8 percent, from income of $48,000 in fiscal 2003. The increase in other expense in fiscal 2004 was primarily due to an increase in interest expense related to our Oracle system-related note payable and an approximate $113,000 loss on disposal of certain property and equipment.

Net loss from continuing operations before income taxes. Net loss from continuing operations decreased $5.9 million, or 32.6 percent to $12.3 million in fiscal 2004 compared with fiscal 2003 net loss from continuing operations of $18.2 million. As a percentage of revenues, net loss from continuing operations was 43.8 percent in fiscal 2004 and 63.7 percent in fiscal 2003. We attribute the change in loss to the results of operations as described above.

Benefit for income taxes. Benefit for income taxes from continuing operations was $736,000 in fiscal 2004 and $1.4 million in fiscal 2003. The benefit for income taxes from fiscal 2004 and 2003 resulted primarily from losses from continuing operations that were available for carryback for tax refunds from prior years that were partially offset by changes in the valuation allowance. Certain income and expenses in our consolidated statements of operations are either not includable or not deductible for income tax purposes. These items include tax-exempt interest, research and development credits, impairment charges, certain meals and entertainment expenses, and certain goodwill amortization. During fiscal 2004 and 2003, we increased our deferred tax asset valuation allowance attributable to losses for which no tax benefit is recorded. The combined effects of the non-includable income, non-deductible expenses, and changes in the valuation allowance were the primary reasons for our tax benefit being different from the expected tax benefit (expense). Given the Company’s history of consecutive years of losses from continuing operations, we followed the guidance of SFAS 109, “Accounting for Income Taxes,” and recorded a valuation allowance against certain deferred tax assets where it is not considered more likely than not that the deferred tax assets will be realized. As of June 30, 2004, we have fully reserved against our net deferred tax assets.

Income (loss) from discontinued operations, net of tax. Income (loss) from discontinued operations, net of tax, includes our Canadian audiovisual integration services business which was sold on March 4, 2005, our conferencing services segment which was sold on July 1, 2004, our U.S. audiovisual integration services business which was sold on May 6, 2004, and payments received on our note receivable and commissions related to the sale of our remote control product line to Burk Technology in April 2001. The income from discontinued operations was $1.6 million in fiscal 2004, an increase of $20.8 million or 108.5 percent, from a ($19.1 million) loss in fiscal 2003.

OM Video audiovisual integration services business revenue was $5.9 million in fiscal 2004, a decrease of $183,000, from revenue of $6.1 million in fiscal 2003. OM Video services income, net of tax, was $217,000 for fiscal 2004, an increase of $8.3 million, from income, net of tax, of ($8.1 million) in fiscal 2003. The decrease in the loss was primarily due to an impairment charge of $8.4 million in fiscal 2003 not being repeated in fiscal 2004 and a reduction in new Canadian business services contracts as the Company deemphasized the Canadian audiovisual integration services business. (see Discontinued Operations below).

Conferencing services business revenue was $15.6 million in fiscal 2004, an increase of $310,000, from revenue of $15.3 million in fiscal 2003. Conferencing services income, net of tax, was $1.8 million for fiscal 2004, a decrease of $354,000, from income, net of tax, of $2.1 million in fiscal 2003. The decrease was mostly due to increased marketing and selling expenses partially offset by increased gross profit. (see Discontinued Operations below).

U.S. audiovisual integration services business revenue was $3.6 million in fiscal 2004, a decrease of $4.0 million, from revenue of $7.6 million in fiscal 2003. U.S. audiovisual integration services business loss, net of tax, was ($399,000) in fiscal 2004, a decrease of $13.0 million, from a loss, net of tax, of ($13.4) million in fiscal 2003. The decrease in the loss was mostly due to an impairment charge of $12.5 million in fiscal 2003 not being repeated in fiscal 2004 and a reduction in new U.S. business services contracts being pursued. (see Discontinued Operations below).

We realized a gain, net of tax, on the Burk sale of $58,000 for fiscal 2004, a decrease of $142,000, from a gain, net of tax, of $200,000 in fiscal 2003. The decrease was due to Burk deferring payments on the promissory note based on their quarterly net sales not meeting levels established within the agreement.

EFFECT ON THE COMPANY FROM ACQUISITIONS AND SUBSEQUENT RELATED DISPOSITIONS

During the fiscal years ended June 30, 2003, 2002, and 2001, we acquired four different companies with the intention of expanding our operations to include the development, manufacture, and distribution of video conferencing products as well as adding an audiovisual integration business services segment to our business. See Item 1. Description of Business. Acquisitions and Dispositions and the Annual Report on Form 10-K for the fiscal year ended June 30, 2004 for more details. Total consideration paid in cash and through the issuance of common stock to acquire these companies was approximately $39.9 million.

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

DISCONTINUED OPERATIONS

Burk Technology, Inc.

On April 12, 2001, we sold the assets of the remote control portion of our RFM/Broadcast division to Burk Technology, Inc. (“Burk”) for $750,000 in cash at closing, $1.8 million in the form of a seven-year promissory note, with interest at the rate of 9.0 percent per year, and up to $700,000 as a commission over a period of up to seven years. The payments on the promissory note could be deferred based upon Burk not meeting net quarterly sales levels established within the agreement. We realized a pre-tax gain on the sale of $187,000 for fiscal 2005, $93,000 for fiscal 2004, and $318,000 for fiscal 2003. As of June 30, 2005, $1.5 million of the promissory note remained outstanding and we had received $20,000 in commissions.

On August 22, 2005, we entered into a Mutual Release and Waiver Agreement with Burk pursuant to which Burk paid us $1.3 million in full satisfaction of the promissory note, which included a discount of $119,000. As part of the Mutual Release and Waiver Agreement, we waived any right to future commission payments from Burk and we granted mutual releases to one another with respect to claims and liabilities. Accordingly, the total pre-tax gain on the disposal of discontinued operations, related to Burk, was approximately $2.4 million.

M:Space, Inc. - U.S. Audiovisual Integration Services

During the fourth quarter of the fiscal year ended June 30, 2003, we decided to stop pursuing new U.S. business services contracts and impaired the U.S. acquired business services assets. We did not prepare any formal disposition plan and existing customers continued to be serviced. We decided to sell the U.S. audiovisual integrations services because many of our existing systems integrators and value-added resellers perceived our entry into the business services arena as a threat since we began competing against these same customers for sales, as well as our desire to return to our core competency in the audio conferencing products segment. U.S. audiovisual integration services revenue, reported in discontinued operations, were $3.6 million in fiscal 2004 and $7.6 million in fiscal 2003. U.S. audiovisual integration services pretax (loss) income, reported in discontinued operations, were ($360,000) for the year ended June 30, 2004 and ($14.1 million) for the year ended June 30, 2003.

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

Conferencing Services

In April 2004, our Board of Directors appointed a committee to explore sales opportunities to sell the conferencing services business component. We decided to sell this component primarily because of decreasing margins and investments in equipment that we believed would have been required in the near future. Conferencing services revenue, reported in discontinued operations, were $15.6 million in fiscal 2004 and $15.3 million in fiscal 2003. Conferencing services pretax income, reported in discontinued operations, were $2.8 million for the year ended June 30, 2004 and $3.4 million for the year ended June 30, 2003.

On July 1, 2004, we sold our conferencing services business segment to Premiere. Consideration for the sale consisted of $21.3 million in cash. Of the purchase price $300,000 was placed into a working capital escrow account and an additional $1.0 million was placed into an 18-month Indemnity Escrow account. We received the $300,000 working capital escrow funds approximately 90 days after the execution date of the contract. We received the $1.0 million in the Indemnity Escrow account in January 2006. Additionally, $1.4 million of the proceeds was utilized to pay off equipment leases pertaining to assets being conveyed to Premiere. We realized a pre-tax gain on the sale of $17.4 million during the fiscal year ended June 30, 2005.

OM Video - Canadian Audiovisual Integration Services

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

In December 2004, a group of investors approached us about a possible purchase of OM Video. On January 27, 2005, our Board of Directors authorized our Chief Executive Officer to continue discussions regarding a stock sale of OM Video, our Canadian audiovisual integration services business component. We decided to sell this component after we deemphasized Canadian Business Services contracts. OM Video revenues, reported in discontinued operations, for the years ended June 30, 2005, 2004, and 2003 were $3.8 million, $5.9 million, and $6.1 million, respectively. OM Video pre-tax income (loss), reported in discontinued operations, for the years ended June 30, 2005, 2004, and 2003, were $225,000, $373,000, and ($8.1 million), respectively.

On March 4, 2005, the Company sold all of the issued and outstanding stock of its Canadian subsidiary, ClearOne Communications of Canada, Inc. (“ClearOne Canada”) to 6351352 Canada Inc., a Canada corporation. ClearOne Canada owned all the issued and outstanding stock of Stechyson Electronics, Ltd., which conducts business under the name OM Video. The Company agreed to sell the stock of ClearOne Canada for $200,000 in cash; a $1.3 million note payable over a 15-month period, with interest accruing on the unpaid balance at the rate of 5.3 percent per year; and contingent consideration ranging from 3.0 percent to 4.0 percent of related gross revenues over a five-year period. In June 2005, we were advised that the OM Purchaser had settled an action brought by a former employer of certain of OM Purchaser’s owners and employees alleging violation of non-competition agreements. The settlement reportedly involved a cash payment and an agreement not to sell certain products for a period of one year. Based on an analysis of the facts and circumstances that existed on March 4, 2005, and considering the guidance from Topic 5U of the SEC Rules and Regulations, “Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity,” the gain is being recognized as cash is collected. The Company realized a pre-tax gain on the sale of $295,000 for the fiscal year ended June 30, 2005. As of December 31, 2005, all payments had been received and $854,000 of the promissory note remained outstanding; however, OM Purchaser failed to make any subsequent, required payments under the note receivable. We are currently considering our collection options.

SALE OF OTHER ASSETS

Sale of Broadcast Telephone Interface Product Line

On August 23, 2002, we entered into an agreement with Comrex Corporation (“Comrex”). In exchange for $1.3 million, Comrex received certain inventory associated with our broadcast telephone interface product line, a perpetual software license to use our technology related to broadcast telephone interface products along with one free year of maintenance and support, and transition services for 90 days following the effective date of the agreement. The transition services included training, engineering assistance, consultation, and development services. During the fiscal years ended June 30, 2005, 2004, and 2003, we recognized $0, $130,000, and $1.1 million, respectively, in business services revenue related to this transaction.

We also entered into a manufacturing agreement to continue to manufacture additional product for Comrex for one year following the agreement described above on a when-and-if needed basis. Comrex agreed to pay us for any additional product on a per item basis of cost plus 30 percent. Given the future revenue stream associated with each unit produced, revenue will be recognized when-and-if received. During the fiscal years ended June 30, 2005, 2004 and 2003, we have recognized $0, $387,000, and $783,000, respectively, in product revenue related to the manufacture of additional product from Comrex.

SUBSEQUENT EVENTS

The Shareholders’ Class Action. On May 23, 2005, the court order was amended to require us to pay cash in lieu of stock to those members of the class who would otherwise have been entitled to receive fewer than 100 shares of stock. On September 29, 2005, we completed our obligations under the settlement agreement by issuing a total of 1,148,494 shares of our common stock to the plaintiff class, including 228,000 shares previously issued in November 2004, and we paid an aggregate of $127,000 in cash in lieu of shares to those members of the class who would otherwise have been entitled to receive an odd-lot number of shares or who resided in states in which there was no exemption available for the issuance of shares. The cash payments were calculated on the basis of $2.46 per share which was equal to the higher of (i) the closing price for our common stock as reported by the Pink Sheets on the business day prior to the date the shares were mailed, or (ii) the average closing price over the five trading days prior to such mailing date.

Third-Party Manufacturing Agreement. On August 1, 2005, we entered into a Manufacturing Agreement with a third-party manufacturer (“TPM”), pursuant to which we agreed to outsource our Salt Lake City manufacturing operations. The agreement is for an initial term of three years, which shall automatically be extended for successive and additional terms of one year each unless terminated by either party upon 120 days advance notice at any time after the second anniversary of the agreement. The agreement generally provides, among other things, that TPM shall: (i) furnish the necessary personnel, material, equipment, services, and facilities to be the exclusive manufacturer of substantially all the products that were previously manufactured at our Salt Lake City, Utah manufacturing facility, and the non-exclusive manufacturer of a limited number of products, provided that the total cost to ClearOne (including price, quality, logistic cost, and terms and conditions of purchase) is competitive; (ii) provide repair service, warranty support, and proto-type services for new product introduction on terms to be agreed upon by the parties; (iii) purchase certain items of our manufacturing equipment; (iv) lease certain other items of our manufacturing equipment and have a one-year option to purchase such leased items; (v) have the right to lease our former manufacturing employees from a third-party employee leasing company; and (vi) purchase the parts and materials on hand and in transit at our cost for such items with the purchase price payable on a monthly basis when and if such parts and materials are used by TPM. The parties also entered into a one-year sublease for approximately 12,000 square feet of manufacturing space located in our headquarters in Salt Lake City, Utah, which sublease may be terminated by either party upon 90 days notice. The agreement provides that products shall be manufactured pursuant to purchase orders submitted by us at purchase prices to be agreed upon by the parties, subject to adjustment based upon such factors as volume, long range forecasts, change orders, etc. We also granted TPM a right of first refusal to manufacture new products developed by us at a cost to ClearOne (including price, quality, logistic cost, and terms and conditions of purchase) that is competitive. Costs associated with outsourcing our manufacturing totaled approximately $290,000 including severance payments, facilities we no longer use, and impairment of property and equipment that will be disposed of. We recorded the change related to these costs in the June 30, 2005 consolidated financial statements.

Payoff of Burk Note Receivable. On August 22, 2005 we entered into a Mutual Release and Waiver with Burk pursuant to which Burk paid us $1.3 million in full satisfaction of the promissory note, which included a discount of $119,000. As part of the Mutual Release and Waiver Agreement, we waived any right to future commission payments from Burk and we granted mutual releases to one another with respect to claims and liabilities.

Sale of OM Video. As of December 31, 2005, all payments had been received and $854,000 of the promissory note remained outstanding; however, OM Purchaser failed to make any subsequent, required payments under the note receivable. We are currently considering our collection options.

Sale of Conferencing Services. In January 2006, we received the $1.0 million in the Indemnity Escrow account from Premiere.

Settlement Agreement and Release. We entered into a settlement agreement and release with our former Vice-President - Human Resources in connection with the cessation of her employment, which generally provided for her resignation from her position and employment, the payment of severance, and a general release of claims against us by her. On February 20, 2006, an agreement was entered into which generally provided for a severance payment of $93,300 and her surrender and delivery to the Company of 145,000 stock options (86,853 of which were vested).

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005, our cash and cash equivalents were approximately $1.9 million and our marketable securities were approximately $15.8 million, which represented an overall increase of $11.7 million in our balances from June 30, 2004 which were cash and cash equivalents of approximately $4.2 million and our marketable securities of approximately $1.8 million. We had an overall decrease of $2.3 million from our balances at June 30, 2003, which were cash and cash equivalents of approximately $6.1 million, restricted cash of approximately $200,000 and marketable securities totaling approximately $1.9 million.

Net cash flows used in operating activities were $370,000 in fiscal 2005, a decrease of $1.5 million, from the net cash flows provided by operating activities of $1.1 million in fiscal 2004. The decrease was attributable to a decrease of $4.8 million in non-cash expenses from fiscal 2004, a decrease of $7.7 million in cash provided by changes in working capital, and a $2.6 million decrease in cash provided by discontinued operations, partially offset by an increase in net income from continuing operations of $13.7 million.

Net cash flows provided by operating activities were $1.1 million in fiscal 2004, a decrease of $1.4 million, from the net cash flows provided by operating activities of $2.5 million in fiscal 2003. The decrease was attributable to a decrease of $3.2 million in non-cash expenses from fiscal 2003, a decrease of $2.2 million in cash provided by changes in working capital, and a $1.4 million decrease in cash provided by discontinued operations, partially offset by a decrease in net loss from continuing operations of $5.3 million.

Net cash flows used in investing activities were $1.0 million in fiscal 2005, a decrease of $472,000, from the net cash flows used in investing activities of $1.5 million in fiscal 2004. The decrease was primarily attributable to an increase in the net purchases of marketable securities of $14.2 million partially offset by an increase in cash provided by discontinued investing activities of $14.3 million.

Net cash flows used in investing activities were $1.5 million in fiscal 2004, a decrease of $2.8 million, from the net cash flows provided by investing activities of $1.3 million in fiscal 2003. The decrease was primarily attributable to a reduction in the net sales of marketable securities of $10.3 million partially offset by a reduction in cash used in discontinued investing activities of $7.5 million.

Net cash flows used in financing activities were $940,000 in fiscal 2005, a decrease of $577,000, from the net cash flows used in financing activities of $1.5 million in fiscal 2004. This decrease was primarily attributable to a $770,000 decrease in cash used in discontinued operations offset by an increase of payments on long-term debt and capital leases of $256,000.

Net cash flows used in financing activities were $1.5 million in fiscal 2004, a decrease of $2.0 million, from the net cash flows provided by financing activities of $465,000 in fiscal 2003. This decreased was primarily attributable to a decrease in new borrowings related to our Oracle Enterprise Resource Planning implementation of $2.0 million partially offset by an increase of payments on long-term debt and capital leases of $209,000.

At June 30, 2005, we had open purchase orders related to our contract manufacturers and other contractual obligations of approximately $3.1 million primarily related to inventory purchases.

We have no off-balance-sheet financing arrangements with related parties and no unconsolidated subsidiaries. Contractual obligations related to our operating leases at June 30, 2005 are summarized below (in thousands):

	Payments Due by Period
Contractual Obligations	Total	One year or less	Two to Three Years	Four to Five Years	After Five Years

Operating Leases	$736	$494	$240	$2	$-

Total Contractual Cash Obligations	$736	$494	$240	$2	$-

As previously discussed, on March 4, 2005, we sold all of the issued and outstanding stock of our Canadian subsidiary, ClearOne Communications of Canada, Inc. (“ClearOne Canada”) to 6351352 Canada Inc., a Canada corporation. ClearOne Canada owned all the issued and outstanding stock of Stechyson Electronics, Ltd., which conducts business under the name OM Video. For the first two quarters of fiscal 2006 and during all of fiscal 2005, we received total payments, including interest, of $300,000 and $150,000, respectively, on the note receivable. As of December 31, 2005, all payments had been received and $854,000 of the promissory note remained outstanding; however, OM Purchaser failed to make any subsequent, required payments under the note receivable. We are currently considering our collection options.

As discussed herein, on April 12, 2001, we sold the assets of the remote control portion of our RFM/Broadcast division to Burk Technology, Inc. (“Burk”) for $750,000 in cash at closing, $1.8 million in the form of a seven-year promissory note, with interest at the rate of 9.0 percent per year, and up to $700,000 as a commission over a period of up to seven years. We realized a pre-tax gain on the sale of $187,000 for fiscal 2005, $93,000 for fiscal 2004, and $318,000 for fiscal 2003.

As detailed elsewhere in this filing, on July 1, 2004, we sold our conferencing services business segment to Clarinet, Inc. an affiliate of American Teleconferencing Services, Ltd. doing business as Premiere Conferencing (“Premiere”) for $21.3 million. Of the purchase price, $1.0 million was placed into an 18-month Indemnity Escrow account. We received the $1.0 million in the Indemnity Escrow account in January 2006.

As of June 30, 2005, we had an income tax receivable of $4.0 million. The receivable was generated from net operating loss carrybacks related to tax returns for the fiscal years ended June 30, 2004 and 2003, of $3.1 million and $359,000, respectively, and an overpayment of income taxes of approximately $500,000 for the fiscal year ended June 30, 2005.

Beginning in January 2003 and continuing through the date of this report, we have incurred significant costs with respect to the defense and settlement of legal proceedings and the audits of our consolidated financial statements. Restatement of fiscal 2002 and fiscal 2001 consolidated financial statements and the fiscal 2004 and fiscal 2003 audits were significantly more complex, time consuming, and expensive than we originally anticipated. The extended time commitment required to complete the restatement of financial information continues to be costly and divert our resources, as well as have a material effect on our results of operations. We paid $127,000 in fiscal 2006, $2.5 million in fiscal 2005, and $2.5 million in fiscal 2004 in cash to settle the shareholders’ class action lawsuit. We have incurred legal fees in the amount of approximately $1.9 million from January 2003 through the date hereof and we have incurred audit and tax fees in the amount of approximately $3.5 million from January 2004 through the date hereof.

During fiscal 2006, we increased our research and development spending for new product development, including the hiring of new engineering and support staff, as well as increased spending on software, hardware, prototype development and testing. We have also invested in the introduction of new products, including the Converge 560/590, the MaxAttach IP and Max IP, as well as the Tabletop Controller for XAP Platform. We continue to evaluate our Salt Lake City facility versus locating a facility that may better meet our future requirements. We intend to invest capital resources into improving our infrastructure and potentially make additional leasehold improvements. We do not currently anticipate using capital resources for shareholder dividends or for significant acquisition activities.

Our principal source of funding for these and other expenses has been cash generated from operations and from the sale of discontinued operations. We believe that our working capital and cash flows from operating activities will be sufficient to satisfy our operating and capital expenditure requirements through fiscal 2007.

ISSUED BUT NOT YET ADOPTED ACCOUNTING PRONOUNCEMENTS

Other-Than-Temporary Impairment

In March 2004, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force (“EITF”) No. 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” which provides new guidance for assessing impairment losses on debt and equity investments. The new impairment model applies to investments accounted for under the cost or equity method and investments accounted for under Statement of Financial Accounting Standards (“SFAS”) 115, “Accounting for Certain Investments in Debt and Equity Securities.” EITF No. 03-01 also includes new disclosure requirements for cost method investments and for all investments that are in an unrealized loss position. In September 2004, the FASB delayed the accounting provisions of EITF No. 03-01; however the disclosure requirements remain effective. We do not expect the adoption of this EITF to have a material impact on our business, results of operations, financial position, or liquidity.

Inventory Costs

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43”, which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for our fiscal 2006 financial statements. We do not anticipate that the implementation of this standard will have a significant impact on our business, results of operations, financial position, or liquidity.

Share-Based Payment

In December 2004, the FASB issued SFAS 123R, “Share-Based Payment.” SFAS 123R is a revision of SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Primarily, SFAS 123R focuses on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

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

In accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin 107, SFAS 123R is effective as of the beginning of the annual reporting period that begins after June 15, 2005. Under these guidelines, we will adopt SFAS 123R as of the beginning of the first quarter of fiscal year 2006 starting July 1, 2005. We expect this statement to have a significantly adverse impact on our future results of operations.

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

Accounting for Asset Retirement Obligations in the European Union

In June 2005, the FASB issued a FASB Staff Position (“FSP”) interpreting SFAS No. 143, “Accounting for Asset Retirement Obligations,” specifically FSP 143-1, “Accounting for Electronic Equipment Waste Obligations” (“FSP 143-1”). FSP 143-1 addresses the accounting for obligations associated with Directive 2002/96/EC, Waste Electrical and Electronic Equipment, which was adopted by the European Union (“EU”). The FSP provides guidance on how to account for the effects of the Directive but only with respect to historical waste associated with products placed on the market on or before August 13, 2005.  FSP 143-1 will become effective beginning with our fiscal 2006 financial statements. We do not believe the adoption of FSP 143-1 will have a material effect on our business, results of operations, financial position, or liquidity.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in the value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, and equity prices. Changes in these factors could cause fluctuations in the results of our operations and cash flows. In the ordinary course of business, we are exposed to foreign currency and interest rate risks. These risks primarily relate to the sale of products and services to foreign customers and changes in interest rates on any notes payable or capital leases.

We currently have limited market risk-sensitive instruments related to interest rates. We did not have any notes payable and capital lease obligations as of June 30, 2005. Accordingly, we do not have significant exposure to changing interest rates. We have not undertaken any additional actions to cover market interest rate market risk and are not a party to any other interest rate market risk management activities. We do not purchase or hold any derivative financial instruments. A hypothetical 10 percent change in market interest rates over the next year would not have a material effect on our business, results of operations, financial position, or liquidity.

Although our subsidiaries enter into transactions in currencies other than their functional currency, foreign currency exposures arising from these transactions are not material. The greatest foreign currency exposure arises from the remeasurement of our net equity investment in our subsidiaries to U.S. dollars. The primary currency to which we had exposure was the Canadian Dollar; however, we sold our Canadian subsidiary on March 4, 2005 to a private investment group. Accordingly, the fair value of our net foreign investments would not be materially affected by a 10 percent adverse change in foreign currency exchange rates from the June 30, 2005 levels.

Market Risk for Investment Securities

Our investment securities consist primarily of shares in 28-day and 35-day local municipal agency obligations that have a par value of $1.00. These certificates have a rating of A or higher. Our investment securities also consist of shares in triple-A rated short-term money market funds that typically invest in U.S. Treasury, U.S. government agency, and highly rated corporate securities. Since these funds are managed in a manner designed to maintain a $1.00 per share market value, we do not expect any material changes in market values as a result of increase or decrease in interest rates. A hypothetical one percent change in market interest rates over the next year on our marketable securities of $15.8 million at June 30, 2005 would not have a material effect on our business, results of operations, financial position, or liquidity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The response to this item is submitted as a separate section of this Form 10-K beginning on page F-1.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported in the current report on Form 8-K filed November 2, 2005, as amended on December 22, 2005, on October 28, 2005, KPMG LLP (“KPMG”) was dismissed as the principal accountants for ClearOne Communications, Inc. (the “Company”) effective upon the completion of the audit of the Company’s consolidated financial statements as of and for the fiscal year ended June 30, 2004 and the issuance of its report thereon, and the Company engaged Hansen, Barnett & Maxwell, A Professional Corporation (“HBM”), as its new principal accountants to audit its financial statements for the fiscal year ended June 30, 2005. The Audit Committee of the Board of Directors recommended and approved the decision to change the Company’s principal accountants. KPMG completed its audit of such financial statements and released its report with respect thereto on December 16, 2005.

KPMG’s reports on the Company’s consolidated financial statements as of and for the fiscal years ended June 30, 2004 and 2003, did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except as follows:

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

KPMG’s report on the consolidated financial statements of the Company as of and for the years ended June 30, 2003 and 2002, and its report on the consolidated financial statements of the Company as of and for years ended June 30, 2004 and 2003 each contained a separate paragraph stating “as discussed in Note 2 to the consolidated financial statements, the Company changed, effective July 1, 2002, its method of accounting for goodwill and other intangible assets as required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and Statement of Financial Accounting Standard No. 141, Business Combinations.”

In connection with the audits of the fiscal years ended June 30, 2004 and 2003, and during the subsequent interim period through December 16, 2005, there were (1) no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the subject matter of the disagreements in connection with its reports, and (2) no events of the type listed in paragraphs (A) through (D) of Item 304(a)(1)(v) of Regulation S-K, except as follows:

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

KPMG reported in a letter to the Company's Audit Committee dated December 15, 2005 that during its audit of the Company's consolidated financial statements as of and for the fiscal years ended June 30, 2004 and 2003, it noted material weaknesses in internal controls related to: accounting for revenue recognition and related sales returns, credit memos, and allowances; accounting for cutoff and period-end close adjustments related to accrued liabilities and prepaid assets; the tracking and valuation of inventory; accounting for non-routine transactions; the timeliness and adequacy of the monthly close process; and the lack of personnel with adequate experience in preparing financial statements and related footnotes in accordance with U.S. generally accepted accounting principles.

The Audit Committee and the Company's management discussed such material weaknesses in internal controls with KPMG, and the Company has authorized KPMG to respond fully to the inquiries of the Company’s new principal independent registered accountant with respect thereto.

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

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the required time periods and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. The effectiveness of any system of disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing, and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate improper conduct completely. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. As a result, there can be no assurance that our disclosure controls and procedures will detect all errors or fraud.

As required by Rule 13a-15 under the Exchange Act, we have completed an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Interim Chief Financial Officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of June 30, 2005. Based upon this evaluation and as a result of the material weakness discussed below, our management, including the Chief Executive Officer and the Interim Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective as of June 30, 2005. Management nevertheless has concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our results of operations and financial position for the periods presented in conformity with generally accepted accounting principles.

A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely basis by management or employees in the normal course of performing their assigned functions. As of June 30, 2005, we identified the following material weakness in our internal controls:

•
Ineffective financial statement close process. We have a material weakness in the timeliness and adequacy of the monthly close process to effect a timely and accurate financial statement close with the necessary level of review and supervision. Accounting personnel have not been able to focus full attention to correcting this weakness due to their focus on the preparation, audit, and issuance for the restated fiscal 2001, restated fiscal 2002, and fiscal 2003, 2004, and 2005 consolidated financial statements.

There were no changes to any reported financial results that have been released by us in this or any other filings as a result of the above-described material weakness; however, the following actions have been commenced since June 30, 2005 in response to the inadequacies noted above:

•
Initiation of an evaluation and remediation process with respect to internal controls over financial reporting and related processes designed to identify internal controls that mitigate financial reporting risk and identify control gaps that may require further remediation.

•
Evaluation of the staffing, organizational structure, systems, policies and procedures, and other reporting processes, to improve the timeliness of closing these accounts and to enhance the level of review and supervision.

•
Re-evaluation of prior policies and procedures and the establishment of new policies and procedures for such matters as non-routine and complex transactions, account reconciliation procedures, and contract management procedures.

•	Hiring of additional accounting personnel with experience in accounting matters and financial reporting.

•	On-going training and monitoring by management to ensure operation of controls as designed.

We have committed considerable resources to date to the reviews and remedies described above, although certain of such items are on-going as of this filing date, and it will take time to realize all of the benefits. Additional efforts will be required to remediate the material weakness in our controls. We believe that the steps taken to date, along with certain other remediation plans we are currently undertaking, including those described above, will address the material weakness that affected our internal controls over financial reporting for the year ended June 30, 2005. We will continue our on-going evaluation and expect to improve our internal controls as necessary to assure their effectiveness.

Other than as described above, since the evaluation date, there has been no change in our internal controls over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Directors

The following individuals are directors of ClearOne as of the date of this report:

Name	Principal Occupation during Past Five Years	Age	Director Since

Edward Dallin Bagley	Edward Dallin Bagley joined our Board of Directors in April 1994 and was named Chairman of the Board in February 2004. Mr. Bagley also served as a Director from April 1987 to July 1991. He also currently serves as a Director of Tunex International. Mr. Bagley has been licensed to practice law in Utah since 1965 and holds a Juris Doctorate Degree from the University of Utah College of Law. For in excess of the past five years, Mr. Bagley has managed his own investments and served as a consultant from time to time.	67	1994
Brad R. Baldwin
Brad R. Baldwin joined our Board of Directors in October 1988. Mr. Baldwin is an attorney licensed to practice in Utah. Since April 2001, he has been engaged in the commercial real estate business with Commerce CRG in Salt Lake City, Utah. From February 2000 to March 2001, Mr. Baldwin was an executive with Idea Exchange Inc. From October 1994 to January 2000, he served as President and Chief Executive Officer of Bank One, Utah, a commercial bank headquartered in Salt Lake City, Utah. Mr. Baldwin holds a Degree in Finance from the University of Utah and a Juris Doctorate Degree from the University of Washington.

		50	1988
Larry R. Hendricks
Larry R. Hendricks joined our Board of Directors in June 2003. Mr. Hendricks is a Certified Public Accountant who retired in December 2002 after serving as Vice-President of Finance and General Manager of Daily Foods, Inc., a national meat processing company. During his 30-year career in accounting, he was also a self-employed CPA and worked for the international accounting firm Peat Marwick & Mitchell. Mr. Hendricks has served on the boards of eight other organizations, including Tunex International, Habitat for Humanity, Daily Foods, and Skin Care International. He earned a Bachelor's Degree in Accounting from Utah State University and a Master of Business Administration Degree from the University of Utah. Mr. Hendricks is currently a member of the American Institute of Certified Public Accountants and the Utah Association of Certified Public Accountants.

		63	2003
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

		40	2003

Harry Spielberg	Harry Spielberg joined our Board of Directors in January 2001. Since January 1996, Mr. Spielberg has been the Director of Cosentini Information Technologies’ Audiovisual Group, a division of the consulting engineering firm Cosentini Associates. Prior to 1996, Mr. Spielberg served as Vice-President, Engineering for Media Facilities Corp. and Barsky & Associates. Mr. Spielberg received a Bachelor’s Degree in Psychology from the State University of New York.	54	2001

David Weiner was a member of our Board of Directors until January 2005 when he resigned his position.

Director Committees

Our Board of Directors currently has two standing committees; namely, the audit and compensation committees.

The Audit Committee. The audit committee assists the board in its general oversight of our financial reporting, internal controls, and audit functions and is directly responsible for the appointment, retention, compensation, and oversight of our independent auditor. The audit committee is currently composed of Brad R. Baldwin, Larry R. Hendricks, and Scott M. Huntsman (Chair). The board has determined that Mr. Hendricks is a financial expert and is independent within the meaning of NASDAQ Rule 4200(a)(15).

The Compensation Committee. The compensation committee makes recommendations to the Board of Directors regarding remuneration of our executive officers and directors and administers the incentive plans for our directors, officers, and employees. The compensation committee is currently composed of Edward Dallin Bagley (Chair), Brad R. Baldwin, and Scott M. Huntsman.

Meetings of the Board of Directors and Committees

The Board of Directors held eight meetings during fiscal 2005. The audit committee held 22 meetings during fiscal 2005. The compensation committee held three meetings during fiscal 2005. In 2005, each director attended at least 75 percent of the meetings of the Board of Directors and the committees on which they served.

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

ClearOne Communications, Inc.
1825 Research Way
Salt Lake City, Utah 84119
Attention: Corporate Secretary

Executive Officers

Our executive officers as of the date of this filing are as follows:

Name	Age	Position

Zeynep “Zee” Hakimoglu	52	President and Chief Executive Officer
Craig E. Peeples	38	Interim Chief Financial Officer and Corporate Controller
Tracy A. Bathurst	41	Vice-President of Product Line Management
Werner H. Pekarek	57	Vice-President of Operations
Joseph P. Sorrentino	50	Vice-President of Worldwide Sales and Marketing

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

Craig E. Peeples
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

Tracy A. Bathurst
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

Werner H. Pekarek
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

Joseph P. Sorrentino
Joseph Sorrentino joined us in November 2004 with more than 25 years experience in various executive management and sales-related positions. From April 2002 to November 2004, Mr. Sorrentino was Vice-President of Sales for Polycom’s voice communications division, where he was responsible for building Polycom’s voice sales team launching new products in the IP space and installed space, as well as growing their tabletop conferencing business. Prior to Polycom, he served as Vice-President of Worldwide Sales for 3Ware, a start-up storage company that was subsequently acquired by AMCC, a publicly-traded company, from July 1999 to August 2001, and for IBM’s storage systems division from October 1997 to February 1999, where he managed the company’s largest storage customers. From October 1995 to October 1997, Mr. Sorrentino was Vice-President of Worldwide Distribution Sales and Marketing for storage startup JPS Corporation where sales grew from zero to $120 million in the first year. He has also worked for Motorola Communications, Seagate, and Adaptec. Mr. Sorrentino earned a Bachelor of Science Degree from San Jose State University.

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

Based solely on a review of the reports and amendments to reports furnished to us, we believe that all reports required by Section 16(a) were filed on a timely basis, except that the Form 4 dated March 16, 2006 for DeLonie Call was filed late.

Code of Ethics

On November 18, 2004, the Board of Directors adopted a code of ethics that applies to our Board of Directors, executive officers, and employees, a copy of which was included as an exhibit to our Form 10-K for the period ended June 30, 2003.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth for the periods indicated the compensation paid to or accrued for the benefit of each person who served as our Chief Executive Officer during fiscal 2005 and our next five most highly compensated executive officers who were serving as executive officers on June 30, 2005 (collectively referred to herein as the “named executive officers”). The position identified in the table for each person is the position they held with us as of June 30, 2005.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation
					Awards	Payouts
					Securities
				Other	Under-	All
				Annual	lying	Other
	Fiscal		Paid	Compen-	Options	Compen-
Name and Position	Year	Salary	Bonus	sation[1]	/SARS	sation[2]

Chief Executive Officer

Zeynep Hakimoglu[3]	2005	$193,077	$64,529	-	100,000	$17,330
President and
Chief Executive Officer	2004	$75,293	$2,359	-	50,000	$388

Executive Officers as of June 30, 2005

Tracy A. Bathurst[4]	2005	$113,065	$30,676	-	20,000	$898
Vice-President
	2004	$104,584	-		5,000	$637
	2003	$101,220	-		-	$1,000

DeLonie N. Call[5]	2005	$128,846	$51,478	-	-	$1,059
Vice-President and
Corporate Secretary	2004	$100,000	$20,500	-	105,000	$600
	2003	$97,660	-	-	15,000	$946

Donald E. Frederick[6]	2005	$176,904	$79,560	-	75,000	$1,524
Chief Financial Officer

Werner H. Pekarek[7]	2005	$70,031	$34,408	-	45,000	$17,573
Vice-President

Joseph P. Sorrentino[8]	2005	$104,327	$99,729	-	55,000	$13,363
Vice-President
____________

[1]	The Company did not pay or provide perquisites or other benefits during the periods indicated by any named executive officer in an aggregate amount exceeding $50,000.
[2]	These amounts reflect our contributions to our deferred compensation plan, 401(k) plan, or severance compensation on behalf of the named executive officers.
[3]	Ms. Hakimoglu served as our Vice-President of Product Line Management from December 2003 to July 8, 2004 when she was named as our President and Chief Executive Officer.
[4]	Mr. Bathurst was named Vice-President of Product Line Management in January 2005. Mr. Bathurst’s annual salary is $120,000.
[5]
Ms. Call was employed as an executive officer until February 7, 2006 when her position as Vice-President - Human Resources was eliminated. Ms. Call received a total severance payment of $93,300. In connection with this payment, she surrendered and delivered to the Company 145,000 stock options (86,853 of which were vested).

[6]	Mr. Frederick was employed by the Company from July 12, 2004 to September 15, 2005.
[7]	Mr. Pekarek was employed by the Company on January 4, 2005. Mr. Pekarek’s annual base salary is $160,000.
[8]	Mr. Sorrentino was employed by the Company on November 15, 2004. Mr. Sorrentino’s annual base salary is $175,000.

Options/SAR Grants in Last Fiscal Year

The following table sets forth the stock option grants made to the named executive officers for fiscal 2005. We did not grant any stock appreciation rights, or SARs, to the named executive officers during fiscal 2005.

The exercise price per share of each option granted was equal to the closing price of our common stock on the date of grant.

OPTION GRANTS IN FISCAL YEAR ENDED JUNE 30, 2005
(INDIVIDUAL GRANTS)

	Number of Securities Underlying Options	Percent of Total Options Granted to Employees in	Exercise or Base	Expiration	Potential Realizable Value of Assumed Annual Rate of Stock Price Appreciation for Option Term[4]
Name and Position	Granted (#)	Fiscal Year[1]	Price ($/Sh)	Date	5%($)	10%($)

Chief Executive Officer

Zeynep Hakimoglu	100,000[2]	22.2%	$5.55	7/26/2014	$394,238	$1,028,480

Executive Officers as of June 30, 2005

Tracy A. Bathurst	20,000[3]	4.4%	$4.00	1/27/2015	$56,827	$148,249

Donald E. Frederick	75,000[2]	16.6%	$5.55	7/26/2014	$295,679	$771,360

Werner H. Pekarek	45,000[3]	10.0%	$4.00	1/27/2015	$127,861	$333,561

Joseph P. Sorrentino	55,000[3]	12.2%	$4.21	11/18/2014	$164,479	$429,089
____________

1.	Based on aggregate of 450,500 shares subject to options granted to our employees in 2005, including the named executive officers.
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

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

The following table sets forth information concerning stock options exercised by the named executive officers during fiscal 2005 and the year-end value of in-the-money, unexercised options:

AGGREGATED OPTION EXERCISES IN FISCAL YEAR ENDED JUNE 30, 2005
AND FISCAL YEAR-END OPTION VALUES

Number of
			Securities	Value of
			Underlying	Unexercised
			Unexercised	In-the-Money
			Options	Options
	Shares		at FY-End (#)	at FY-End ($)
	Acquired	Value	Exercisable/	Exercisable/
Name and Position	on Exercise (#)	Realized ($)[1]	Unexercisable	Unexercisable[2]

Chief Executive Officer

Zeynep Hakimoglu	-	$-	20,833/129,167	$-/$-

Executive Officers as of June 30, 2005

Tracy A. Bathurst	-	$-	40,207/59,793	$44,250/$-

DeLonie N. Call[3]	-	$-	64,249/80,751	$31,425/$27,525

Donald E. Frederick	-	$-	-/75,000	$-/$-

Werner H. Pekarek	-	$-	-/45,000	$-/$-

Joseph P. Sorrentino	-	$-	-/55,000	$-/$-

[1]	Based upon the market price of the purchased shares on the exercise date less the option exercise price paid for such shares.
[2]
Based on the market price of $3.70 per share, which was the closing selling price of our common stock on the Pink Sheets on the last business day of our 2005 fiscal year, less the option exercise price payable per share.

[3]
Ms. Call was employed as an executive officer until February 7, 2006 when her position as Vice-President - Human Resources was eliminated. Ms. Call received a total severance payment of $93,300. In connection with this payment, she surrendered and delivered to the Company 145,000 stock options (86,853 of which were vested).

Director Compensation

All of our directors serve until their successors are elected and have qualified to serve as directors. We pay the Chairman of the Board $4,000 per month and all other directors $2,000 per month for their services to us as directors.

Dal Bagley, a director, served as a consultant to the Company from November 2002 through January 2004 and was paid $5,000 per month for his services. He consulted with the Company’s management on mergers and financial matters on an as needed basis. Mr. Bagley’s services were performed pursuant to an oral agreement, the terms of which were approved by the Board of Directors.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Employment Agreement. On October 24, 2002, we entered into a three-year employment agreement with Frances Flood, which was terminated on December 5, 2003 pursuant to the employment separation agreement discussed below.

As of the end of fiscal 2005, no other named executive officer was party to an employment or severance agreement with us and each named executive officer’s employment was on an “at-will” basis.

Employment Separation Agreements. On December 5, 2003, we entered into employment separation agreements with each of Frances Flood, the Company’s former Chairman, Chief Executive Officer, and President, and Susie Strohm, the Company’s former Chief Financial Officer, which generally provided that such persons would resign from their positions and employment with the Company and that the Company would make one-time, lump-sum payments to such persons in consideration of their surrender and delivery to the Company of shares of the Company’s common stock and Company stock options and their release of claims against the Company. Ms. Flood and Ms. Strohm also agreed to cooperate with the Company in the SEC Action and related proceedings and the Company agreed to continue to indemnify such persons for attorneys fees incurred in the SEC Action and related proceedings, subject to the limitations imposed by Utah law. The Company also released any existing claims against such persons except such claims as to which indemnification would not be permitted by Utah law. The agreement with Ms. Flood provided for a payment to her of $350,000 and her surrender and delivery to the Company of 35,000 shares of the Company’s common stock and 706,434 stock options (461,433 of which were vested). The agreement with Ms. Strohm provided for a payment to her of $75,000 and her surrender and delivery to the Company of 15,500 shares of the Company’s common stock and 268,464 stock options (171,963 of which were vested).

Settlement Agreements and Releases. We entered into settlement agreements and releases with four former executive officers in connection with the cessation of their employment, which generally provided for their resignations from their positions and employment with the Company, the payment of severance in increments in accordance with the regular payroll schedule, and a general release of claims against the Company by each of such persons. On February 27, 2004, an agreement was entered into with Greg Rand, the Company’s former President and Chief Operating Officer, which generally provided for a severance payment of $75,000 and an accelerated vesting of 25,000 stock options. On April 6, 2004, an agreement was entered into with George Claffey, the Company’s former Chief Financial Officer, which generally provided for a severance payment of $61,192. On June 16, 2004, an agreement was entered into with Mike Keough, the Company’s former Chief Executive Officer, which generally provided for a severance payment of $46,154 and vested options totaling 18,749 stock options. On July 15, 2004, an agreement was entered into with Angelina Beitia, the Company’s former Vice-President, which generally provided for a lump-sum payment of $100,000 and her surrendered and delivery to the Company of 145,000 stock options (10,624 of which were vested). On February 20, 2006, we entered into a settlement agreement and release with DeLonie Call, the Company’s former Vice-President - Human Resources, in connection with the cessation of her employment, which generally provided for her resignation from her positions and employment with the Company, the payment of severance in the amount of $93,300, her surrender of 145,000 stock options (86,853 of which were vested) and a general release of claims against the Company. In accordance with the terms of our stock option plans, any unvested stock options terminated on the date of termination of such persons’ employment with the Company.

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

Compensation Committee Interlocks and Insider Participation

The Compensation Committee during fiscal 2005 was composed of Edward Dallin Bagley, and Brad R. Baldwin, and Scott M. Huntsman. This same composition exists today. Mr. Bagley also served as a consultant to the Company from November 2002 through January 2004 and was paid $5,000 monthly for his services. No interlocking relationships exist between any member of the Company’s Board of Directors or Compensation Committee and any member of the board of directors or compensation committee of any other company nor has any such interlocking relationship existed in the past. No member of the Compensation Committee is or was formerly an executive officer or an employee of the Company or its subsidiaries.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information regarding ownership of our common stock as of February 28, 2006 by (i) each person known to us to be the beneficial owner of more than 5 percent of our outstanding common stock, (ii) each director, (iii) the named executive officers, and (iv) all of our executive officers and directors as a group. Each person has sole investment and voting power with respect to the shares indicated, subject to community property laws where applicable, except as otherwise indicated below. The address for each director and officer is in care of ClearOne Communications, Inc., 1825 Research Way, Salt Lake City, Utah 84119.

Names of Beneficial Owners	Amount of Beneficial Ownership	Percentage of Class[1]
Beneficial Owners
FMR Corp.	824,487	6.5%
Royce & Associates Inc.	651,644	5.1%
Graham Partners LP	642,650	5.0%

Total	2,118,781	16.6%

Directors and Executive Officers
Edward Dallin Bagley[2]	1,813,351	14.2%
Brad R. Baldwin[3]	190,416	1.5%
Zee Hakimoglu[4]	93,055	0.7%
Harry Spielberg[5]	67,750	0.5%
Tracy A. Bathurst[6]	35,079	0.3%
Larry R. Hendricks[7]	34,250	0.3%
Scott M. Huntsman[8]	34,250	0.3%
Joseph P. Sorrentino[9]	25,972	0.2%
Werner Pekarek[10]	18,750	0.1%

Directors and Executive Officers as a Group
(10 people)[11]	2,312,873	18.2%

[1]
For each individual included in the table, the calculation of percentage of beneficial ownership is based on 12,184,727 shares of common stock outstanding as of February 28, 2006 and shares of common stock that could be acquired by the individual within 60 days of February 28, 2006, upon the exercise of options or otherwise.

[2]
Includes 126,166 shares held by Mr. Bagley’s spouse with respect to which he disclaims beneficial ownership and options to purchase 142,750 shares that are exercisable within 60 days after February 28, 2006.

[3]
Includes 88,666 shares held in the Baldwin Family Trust; 9,000 shares owned directly, which are held in an IRA under the name of Mr. Baldwin; and options to purchase 92,750 shares that are exercisable within 60 days after February 28, 2006.

[4]	Includes options to purchase 93,055 shares that are exercisable within 60 days after February 28, 2006.

[5]	Includes options to purchase 67,750 shares that are exercisable within 60 days after February 28, 2006.

[6]	Includes options to purchase 34,581 shares that are exercisable within 60 days after February 28, 2006.

[7]	Includes options to purchase 34,250 shares that are exercisable within 60 days after February 28, 2006.

[8]	Includes options to purchase 34,250 shares that are exercisable within 60 days after February 28, 2006.

[9]	Includes options to purchase 25,972 shares that are exercisable within 60 days after February 28, 2006.

[10]	Includes options to purchase 18,750 shares that are exercisable within 60 days after February 28, 2006.

[11]	Includes options to purchase a total of 544,108 shares that are exercisable within 60 days after February 28, 2006 by executive officers and directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Indemnification of Officers and Directors. The Company’s by-laws and the Utah Revised Business Corporation Act provide for indemnification of directors and officers against reasonable expenses incurred by such persons in connection with civil or criminal actions or proceedings to which they have been made parties because they are or were directors or officers of the Company or its subsidiaries. Indemnification is permitted if the person satisfies the required standards of conduct. Certain of the litigation matters described in “Item 3. Legal Proceedings” involved certain of the Company’s current and former directors and officers, all of whom are covered by the aforementioned indemnity and if applicable, certain prior period insurance policies. The Company has indemnified such persons for legal expenses incurred by them in such actions and has sought reimbursement from its insurance carriers. The Company cannot predict with certainty the extent to which the Company will recover the indemnification payments from its insurers. The Company has made payments to the law firms representing such current and former directors and officers in the aggregate amount of approximately $1.7 million during the period from January 2003 through February 28, 2006.

Joint Prosecution and Defense Agreement. In connection with the Insurance Coverage Action described herein under the caption “Item 3. Legal Proceedings,” the Company and its counsel entered into a Joint Prosecution and Defense Agreement dated as of April 1, 2004 with Edward Dallin Bagley, Chairman of the Board of Directors, and his counsel, which generally provides that ClearOne and Mr. Bagley will jointly prosecute their claims against the carriers of certain prior period directors and officers liability insurance policies and jointly defend the claims made by the insurance carriers in order to reduce litigation expenses. In the litigation, ClearOne is generally pursuing claims to recover the policy limits of certain officer and director liability insurance policies and Mr. Bagley is pursuing related claims to recover losses he incurred as a result of such carriers’ refusal to pay the policy limits which refusals caused ClearOne to enter into a settlement agreement in the class action litigation that diluted Mr. Bagley’s shareholdings in ClearOne. The agreement, as amended, provides that the two law firms shall jointly represent ClearOne and Mr. Bagley, the parties shall cooperate in connection with the conduct of the litigation and that ClearOne shall pay all litigation expenses, including attorneys’ fees of its counsel and Mr. Bagley’s counsel, except litigation expenses which are solely related to Mr. Bagley’s claims in the litigation. In February 2005, we entered into a confidential settlement agreement with Lumbermens Mutual pursuant to which ClearOne and Mr. Bagley received a lump-sum cash amount and the plaintiffs agreed to dismiss their claims against Lumbermens Mutual with prejudice. The cash settlement will be held in a segregated account until the claims involving National Union have been resolved, at which time the amounts received in the action will be allocated among the Company and Mr. Bagley. The Joint Prosecution and Defense Agreement does not explain any allocation method and no allocation discussions have occurred. On October 21, 2005, the court granted summary judgment in favor of National Union on its rescission defense and accordingly entered a judgment dismissing all of the claims asserted by ClearOne and Mr. Bagley. On February 2, 2006, the Company and Mr. Bagley filed an appeal to the summary judgment granted on October 21, 2005 and intend to vigorously pursue the appeal and any follow-up proceedings regarding their claims against National Union, although no assurances can be given that they will be successful.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

ClearOne engaged Hansen, Barnett & Maxwell, A Professional Corporation (“HBM”) in October 2005 to replace KPMG LLP (“KPMG”) as its independent registered public accountants. ClearOne engaged HBM to audit its financial statements for its 2005 fiscal year, as well as to perform quarterly reviews on the quarters within that fiscal year.

ClearOne engaged KPMG in December 2003 to replace Ernst & Young, LLP as its independent registered public accountants. ClearOne engaged KPMG to audit its financial statements for its 2004 and 2003 fiscal years and to reaudit its consolidated financial statements for its 2002 and 2001 fiscal years, as well as to perform quarterly reviews on the quarters within each of these fiscal years. Since KPMG was engaged for a multi-year audit engagement, it is not practicable to separate fees incurred into the specific audit period covered by the multi-period fees.

The fees for the audits and quarterly reviews related to the June 30, 2005 financial statements performed by HBM; the fees for the audits and quarterly reviews related to the June 30, 2004 financial statements and other services performed by KPMG; and the fees for the multi-year audits and quarterly reviews related to the June 30, 2003, 2002, and 2001 financial statements, audit-related fees, taxes, and other services performed by KPMG were as follows:

	Years Ended June 30,
	2005	2004	Multi-Year
Audit Fees	$237,121	$875,188	$2,204,109
Audit-Related Fees	-	-	13,029
Tax Fees	-	-	126,106
Other	-	27,110	-
Total	$237,121	$902,298	$2,343,244

“Audit Fees” consisted of fees billed for services rendered for the audit or reaudit of ClearOne’s annual financial statements, Statement on Audit Standards 100 reviews of quarterly financial information included herein, and other services normally provided in connection with statutory and regulatory filings. “Audit-Related Fees” consisted of fees billed for consents on audit opinions for acquirees of the Company. “Tax Fees” consisted of fees billed for tax payment planning and tax preparation services. “Other” consisted of fees billed for document production related to legal proceedings.

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

Report of Independent Registered Public Accounting Firm - Hansen Barnett & Maxwell, PC
Report of Independent Registered Public Accounting Firm - KPMG LLP
Consolidated Balance Sheets as of June 30, 2005 and 2004
Consolidated Statements of Operations and Comprehensive Income (Loss) for fiscal years ended
June 30, 2005, 2004, and 2003
Consolidated Statements of Shareholders’ Equity for fiscal years ended June 30, 2005, 2004, and 2003
Consolidated Statements of Cash Flows for fiscal years ended June 30, 2005, 2004, and 2003
Notes to Consolidated Financial Statements

2. Financial Statement Schedules

All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements and notes thereto.

3. Exhibits

The following documents are included as exhibits to this report.

Exhibit	SEC Ref.
No.	No.	Title of Document	Location
3.1	3	Articles of Incorporation and amendments thereto	Incorp. by reference[1]
3.2	3	Bylaws	Incorp. by reference[2]
10.1	10	Employment Separation Agreement between ClearOne Communications, Inc. and Frances Flood, dated December 5, 2003.*	Incorp. by reference[5]
10.2	10	Employment Separation Agreement between ClearOne Communications, Inc. and Susie Strohm, dated December 5, 2003.*	Incorp. by reference[5]
10.3	10
Share Purchase Agreement between ClearOne Communications, Inc. and ClearOne Communications of Canada, Inc. and 3814149 Canada, Inc. 3814157 Canada, Inc., Stechyson Family Trust, Jim Stechyson, Norm Stechyson, and Heather Stechyson Family Trust, dated as of August 16, 2002
			Incorp. by reference[5]
10.4	10	Asset Purchase Agreement between ClearOne Communications, Inc. and Comrex Corp., dated as of August 23, 2002	Incorp. by reference[5]
10.5	10
Agreement and Plan of Merger dated January 21, 2003, between ClearOne Communications, Inc., Tundra Acquisitions Corporation, and E.mergent, Inc., and the related Voting Agreement with E.mergent shareholders
			Incorp. by reference[7]
10.6	10	Joint Prosecution and Defense Agreement dated April 1, 2004 between ClearOne Communications, Inc. Parsons Behle & Latimer, Edward Dallin Bagley and Burbidge & Mitchell, and amendment thereto	Incorp. by reference[5]
10.7	10	Asset Purchase Agreement dated May 6, 2004 between ClearOne Communications, Inc. and M:SPACE, Inc.	Incorp. by reference[5]
10.8	10	Asset Purchase Agreement among Clarinet, Inc., American Teleconferencing Services, Ltd. doing business as Premiere Conferencing, and ClearOne Communications, Inc., dated July 1, 2004	Incorp. by reference[8]
10.9	10	Stock Purchase Agreement dated March 4, 2005 between 6351352 Canada Inc. and Gentner Ventures, Inc., a wholly owned subsidiary of ClearOne Communications, Inc.	Incorp. by reference[5]
10.10	10	Settlement Agreement and Release between ClearOne Communications, Inc. and DeLonie Call dated February 20, 2006*	This filing
10.11	10	1990 Incentive Plan	Incorp. by reference[3]
10.12	10	1998 Stock Option Plan	Incorp. by reference[4]
10.13	10	Employment Settlement Agreement and Release between ClearOne Communications, Inc. and Gregory Rand dated February 27, 2004*	Incorp. by reference[5]
10.14	10	Employment Settlement Agreement and Release between ClearOne Communications, Inc. and George Claffey dated April 6, 2004*	Incorp. by reference[5]
10.15	10	Employment Settlement Agreement and Release between ClearOne Communications, Inc. and Michael Keough dated June 16, 2004*	Incorp. by reference[5]

10.16	10	Employment Settlement Agreement and Release between ClearOne Communications, Inc. and Angelina Beitia dated July 15, 2004*	Incorp. by reference[5]
10.17	10	Manufacturing Agreement between ClearOne Communications, Inc. and Inovar, Inc. dated August 1, 2005	Incorp. by reference[6]
10.18	10	Mutual Release and Waiver between ClearOne Communications, Inc. and Burk Technology, Inc. dated August 22, 2005	Incorp. by reference[6]
14.1	14	Code of Ethics, approved by the Board of Directors on November 18, 2004	Incorp. by reference[5]
21.1	21	Subsidiaries of the registrant	This filing
31.1	31	Section 302 Certification of Chief Executive Officer	This filing
31.2	31	Section 302 Certification of Interim Chief Financial Officer	This filing
32.1	32	Section 1350 Certification of Chief Executive Officer	This filing
32.2	32	Section 1350 Certification of Interim Chief Financial Officer	This filing
99.1	99	Audit Committee Charter, adopted November 18, 2004	Incorp. by reference[5]
______________
*Constitutes a management contract or compensatory plan or arrangement.

1 Incorporated by reference to the Registrant’s Annual Reports on Form 10-K for the fiscal years ended
June 30, 1989 and June 30, 1991.
2 Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended
June 30, 1993.
3 Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended
June 30, 1996.
4 Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended
June 30, 1998.
5 Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended
June 30, 2003.
6 Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended
June 30, 2004.
7 Incorporated by reference to the Registrant’s Current Report on Form 8-K filed February 6, 2003
8 Incorporated by reference to the Registrant’s Current Report on Form 8-K filed July 1, 2004.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARONE COMMUNICATIONS, INC.

March 27, 2006	By:	/s/ Zeynep Hakimoglu
Zeynep Hakimoglu
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zeynep Hakimoglu	President and Chief Executive Officer	March 27, 2006
Zeynep Hakimoglu	(Principal Executive Officer)

/s/ Craig E. Peeples	Interim Chief Financial Officer	March 27, 2006
Craig E. Peeples	(Principal Financial and Accounting Officer)

/s/ Edward Dallin Bagley	Chairman of the	March 27, 2006
Edward Dallin Bagley	Board of Directors

/s/ Brad R. Baldwin	Director	March 27, 2006
Brad R. Baldwin

/s/ Larry R. Hendricks	Director	March 27, 2006
Larry R. Hendricks

/s/ Scott M. Huntsman	Director	March 27, 2006
Scott M. Huntsman

/s/ Harry Spielberg	Director	March 27, 2006
Harry Spielberg

ITEM 8. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm -
Hansen Barnett & Maxwell

To the Board of Directors and the Shareholders
ClearOne Communications, Inc.

We have audited the accompanying consolidated balance sheet of ClearOne Communications, Inc. and subsidiaries as of June 30, 2005, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ClearOne Communications, Inc. and subsidiaries as of June 30, 2005 and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

HANSEN BARNETT & MAXWELL

Salt Lake City, Utah
March 23, 2006

Report of Independent Registered Public Accounting Firm -
KPMG LLP

The Board of Directors and Shareholders
ClearOne Communications, Inc.:

We have audited the accompanying consolidated balance sheet of ClearOne Communications, Inc. and subsidiaries as of June 30, 2004, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for the years ended June 30, 2004 and 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ClearOne Communications, Inc. and subsidiaries as of June 30, 2004 and the results of their operations and their cash flows for the years ended June 30, 2004 and 2003 in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Salt Lake City, Utah
December 15, 2005

CLEARONE COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars, except per share amounts)

	June 30,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$1,892	$4,207
Marketable securities	15,800	1,750
Accounts receivable, net of allowance for doubtful accounts of $46 and $24, respectively	6,859	6,213
Inventories, net	5,806	6,071
Due from OM Video	-	200
Income tax receivable	3,952	3,367
Deferred income taxes, net	270	401
Prepaid expenses	300	520
Assets held for sale	-	4,473
Total current assets	34,879	27,202

Property and equipment, net	2,805	4,027
Intangibles, net	322	901
Other assets	15	26
Total assets	$38,021	$32,156

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Capital lease obligations	$-	$6
Note payable	-	692
Accounts payable	2,163	1,930
Accrued liabilities	5,622	10,705
Deferred product revenue	5,055	6,107
Liabilities associated with assets held for sale	-	3,067
Total current liabilities	12,840	22,507

Capital lease obligations, net of current portion	-	2
Note payable, net of current portion	-	240
Deferred income taxes, net	270	401
Total liabilities	13,110	23,150

Commitments and contingencies (see Notes 12 and 15)

Shareholders' equity:
Common stock, 50,000,000 shares authorized, par value $0.001,
11,264,233 and 11,036,233 shares issued and outstanding, respectively	11	11
Additional paid-in capital	49,393	48,395
Deferred compensation	(33)	(54)
Accumulated other comprehensive income	-	1,189
Accumulated deficit	(24,460)	(40,535)
Total shareholders' equity	24,911	9,006
Total liabilities and shareholders' equity	$38,021	$32,156

See accompanying notes to consolidated financial statements

CLEARONE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands of dollars, except per share amounts)

	Years Ended June 30,
	2005	2004	2003
Revenue:
Product	$31,645	$27,836	$27,512
Business services	-	130	1,054
Total revenue	31,645	27,966	28,566

Cost of goods sold:
Product	14,701	13,683	15,940
Product inventory write-offs	250	2,696	2,175
Total cost of goods sold	14,951	16,379	18,115
Gross profit	16,694	11,587	10,451

Operating expenses:
Marketing and selling	9,070	8,497	7,070
General and administrative	5,489	6,767	5,915
Settlement in shareholders' class action	(2,046)	4,080	7,325
Research and product development	5,305	4,237	3,281
Impairment losses (see Note 10)	180	-	5,102
Restructuring charge (see Note 26)	110	-	-
Total operating expenses	18,108	23,581	28,693

Operating loss	(1,414)	(11,994)	(18,242)

Other income (expense), net:
Interest income	425	52	85
Interest expense	(104)	(183)	(91)
Other, net	(3)	(130)	54
Total other income (expense), net	318	(261)	48

Loss from continuing operations before income taxes	(1,096)	(12,255)	(18,194)
Benefit for income taxes	3,248	736	1,352
Income (loss) from continuing operations	2,152	(11,519)	(16,842)

Discontinued operations:
Income (loss) from discontinued operations	225	2,813	(18,813)
Gain (loss) on disposal of discontinued operations	17,851	(183)	318
Income tax provision	(4,153)	(998)	(635)
Income (loss) from discontinued operations	13,923	1,632	(19,130)

Net income (loss)	$16,075	$(9,887)	$(35,972)

Comprehensive income (loss):
Net income (loss)	$16,075	$(9,887)	$(35,972)
Foreign currency translation adjustments	112	(8)	1,197
Less: reclassification adjustments for foreign currency translation
adjustments included in net income (loss)	(1,301)	-	-

Comprehensive income (loss):	$14,886	$(9,895)	$(34,775)

See accompanying notes to consolidated financial statements

CLEARONE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (CON’T)
(in thousands of dollars, except per share amounts)

	Years Ended June 30,
	2005	2004	2003

Basic earnings (loss) per common share from continuing operations	$0.19	$(1.04)	$(1.50)
Diluted earnings (loss) per common share from continuing operations	$0.17	$(1.04)	$(1.50)

Basic earnings (loss) per common share from discontinued operations	$1.25	$0.15	$(1.71)
Diluted earnings (loss) per common share from discontinued operations	$1.13	$0.15	$(1.71)

Basic earnings (loss) per common share	$1.44	$(0.89)	$(3.21)
Diluted earnings (loss) per common share	$1.30	$(0.89)	$(3.21)

See accompanying notes to consolidated financial statements

CLEARONE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands of dollars, except per share amounts)

					Accumulated	Retained
			Additional		Other	Earnings	Total
	Common Stock		Paid-In	Deferred	Comprehensive	(Accumulated	Shareholders'
	Shares	Amount	Capital	Compensation	Income	Deficit)	Equity

Balances at June 30, 2002	11,178,392	$11	$48,704	$(147)	$-	$5,324	$53,892

Issuance of Common Shares pursuant to exercises of stock options	31,500	-	86	-	-	-	86
Issuance of Common Shares under Employee Stock Purchase Plan	1,841	-	8	-	-	-	8
Repurchase and retirement of Common Shares	(125,000)	-	(430)	-	-	-	(430)
Deferred compensation resulting from the modification of stock options	-	-	(110)	110	-	-	-
Net reversal of previously amortized deferred compensation	-	-	-	(38)	-	-	(38)
Foreign currency translation adjustments	-	-	-	-	1,197	-	1,197
Net loss	-	-	-	-	-	(35,972)	(35,972)
Balances at June 30, 2003	11,086,733	11	48,258	(75)	1,197	(30,648)	18,743

Repurchase and retirement of Common Shares per settlement agreements with former executive officers	(50,500)	-	(63)	-	-	-	(63)
Compensation expense resulting from the modification of stock options	-	-	200	-	-	-	200
Amortization of deferred compensation	-	-	-	21	-	-	21
Foreign currency translation adjustments	-	-	-	-	(8)	-	(8)
Net loss	-	-	-	-	-	(9,887)	(9,887)
Balances at June 30, 2004	11,036,233	11	48,395	(54)	1,189	(40,535)	9,006

Issuance of Common Shares related to shareholder settlement agreement	228,000	-	957	-	-	-	957
Compensation expense resulting from the modification of stock options	-	-	41	-	-	-	41
Amortization of deferred compensation	-	-	-	21	-	-	21
Foreign currency translation adjustments	-	-	-	-	(1,189)	-	(1,189)
Net income	-	-	-	-	-	16,075	16,075
Balances at June 30, 2005	11,264,233	$11	$49,393	$(33)	$-	$(24,460)	$24,911

See accompanying notes to consolidated financial statements

CLEARONE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars, except per share amounts)

	Years Ended June 30,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss) from continuing operations	$2,152	$(11,519)	$(16,842)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operations:
Loss on impairment of long-lived assets, goodwill, and intangibles	180	-	5,102
Depreciation and amortization expense	2,366	1,934	1,805
Deferred income taxes	-	3,079	2,224
Stock-based compensation	62	221	(38)
Write-off of inventory	250	2,696	2,175
(Gain) loss on disposal of assets and fixed assets write-offs	(12)	154	(2)
Provision for doubtful accounts	46	24	-
Purchase accounting adjustment	395	-	-
Changes in operating assets and liabilities:
Accounts receivable	(692)	(6,140)	(177)
Inventories	15	(31)	1,604
Prepaid expenses and other assets	220	(296)	(126)
Accounts payable	233	399	(580)
Restructuring charge	110	-	-
Accrued liabilities	(4,237)	2,300	6,042
Income taxes	(585)	(609)	(2,893)
Deferred product revenue	(1,052)	6,107	-
Net change in other assets/liabilities	11	1	48
Net cash used in continuing operating activities	(538)	(1,680)	(1,658)
Net cash provided by discontinued operating activities	168	2,764	4,201
Net cash (used in) provided by operating activities	(370)	1,084	2,543

Cash flows from investing activities:
Restricted cash	-	200	(200)
Purchase of property and equipment	(1,136)	(1,685)	(1,402)
Proceeds from the sale of property and equipment	8	5	4
Proceeds from the sale of assets	-	-	80
Purchase of marketable securities	(47,100)	(3,350)	(18,500)
Sale of marketable securities	33,050	3,500	29,000
Net cash (used in) provided by continuing investing activities	(15,178)	(1,330)	8,982
Net cash provided by (used in) discontinued investing activities	14,173	(147)	(7,665)
Net cash (used in) provided by investing activities	(1,005)	(1,477)	1,317

Cash flows from financing activities:
Borrowings under note payable	-	-	1,998
Principal payments on capital lease obligations	(8)	(32)	(61)
Principal payments on note payable	(932)	(652)	(414)
Proceeds from sales of Common Shares	-	-	95
Purchase and retirement of Common Shares	-	(63)	(430)
Net cash (used in) provided by continuing financing activities	(940)	(747)	1,188
Net cash used in discontinued financing activities	-	(770)	(723)
Net cash (used in) provided by financing activities	(940)	(1,517)	465

Net (decrease) increase in cash and cash equivalents	(2,315)	(1,910)	4,325
Effect of foreign exchange rates on cash and cash equivalents	-	(7)	55
Cash and cash equivalents at the beginning of the year	4,207	6,124	1,744
Cash and cash equivalents at the end of the year	$1,892	$4,207	$6,124

See accompanying notes to consolidated financial statements

CLEARONE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CON’T)
(in thousands of dollars, except per share amounts)

	Years Ended June 30,
	2005	2004	2003
Supplemental disclosure of cash flow information:
Cash paid for interest	$104	$282	$211
Cash paid (received) for income taxes	1,117	(2,189)	(79)

Supplemental disclosure of non-cash financing activities:
Value of common shares issued in shareholder settlement	$957	$-	$-

Supplemental disclosure of acquisition activity:
Fair value of assets acquired	$-	$-	$8,235
Liabilities assumed	-	-	(599)
Cash paid for acquisition	$-	$-	$7,636

See accompanying notes to consolidated financial statements

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except per share amounts)

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

The Company’s end-user customers include large companies, government organizations, educational institutions, and small and medium-sized businesses. The Company mostly sells its products to these end-user customers through a two-tier distribution network of independent distributors who then sell the products to dealers, including independent systems integrators and value-added resellers. The Company also sells its products on a limited basis directly to certain dealers, system integrators, value-added resellers, and end-users.

During the fiscal year ended June 30, 2004, the Company decided to discontinue operations of a portion of its business services segment and its conferencing services segment. As discussed in Note 4, in May 2004, the Company sold certain assets of its U.S. audiovisual integration services operations to M:Space, Inc. (“M:Space”). During the fiscal year ended June 30, 2005, the Company sold its conferencing services segment to Clarinet, Inc., an affiliate of American Teleconferencing Services, Ltd. doing business as Premiere Conferencing (“Premiere”) and the Company sold all of the issued and outstanding shares of its Canadian subsidiary, ClearOne Communications of Canada, Inc. (“ClearOne Canada”) to 6351352 Canada Inc., which is a portion of the Company’s business services segment. ClearOne Canada owned all the issued and outstanding stock of Stechyson Electronics Ltd., which conducts business under the name of OM Video. All of these operations and related net assets are presented in discontinued operations and assets and liabilities held for sale in the accompanying consolidated financial statements. Following the dispositions of these operations, the Company has returned to its core competency of developing, manufacturing, and marketing audio conferencing products.

2.	Summary of Significant Accounting Policies

Consolidation - These consolidated financial statements include the financial statements of ClearOne Communications, Inc. and its wholly owned subsidiaries, ClearOne Communications EuMEA GmbH, ClearOne Communications Limited UK, E.mergent, Inc., and Gentner Communications Ltd. - Ireland. The discontinued operations portion of these consolidated financial statements include the financial statements of our previously wholly owned subsidiaries, ClearOne Communications of Canada, Inc. and OM Video, which were sold in March 2005. All intercompany accounts and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments - The carrying values of cash equivalents, marketable securities, accounts receivable, note receivable, accounts payable, and accrued liabilities all approximate fair value due to the relatively short-term maturities of these assets and liabilities. The carrying values of long-term debt also approximated fair value because applicable interest rates either fluctuated based on market conditions or approximated the Company’s borrowing rate.

Foreign Currency Translation - The functional currency for OM Video was the Canadian Dollar. Adjustments resulting from the translation of OM Video amounts were recorded as accumulated other comprehensive income. The functional currency for the Company’s other foreign subsidiaries was and is the U.S. Dollar. The results of operations for the Company’s other subsidiaries are recorded by the subsidiaries in Euro and British Pound and remeasured in the U.S. Dollar. Assets and liabilities are translated or remeasured into U.S. dollars at the exchange rate prevailing on the balance sheet date or the historical rate, as appropriate. Revenue and expenses are translated or remeasured at average rates of exchange prevailing during the period. The impact from remeasurement of our Germany and United Kingdom entities is recorded in the accompanying consolidated statements of operations.

Cash Equivalents - The Company considers all highly-liquid investments with a maturity of three months or less, when purchased, to be cash equivalents. As of June 30, 2005 and 2004 cash equivalents totaled $1,726 and $3,898, respectively, and consisted primarily of money market funds. The Company places its temporary cash investments with high-quality financial institutions. At times, including at June 30, 2005 and 2004, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit of $100.

Marketable Securities - The Company’s marketable securities are classified as available-for-sale securities, are carried at fair value which approximated cost, and were comprised of municipal government auction rate notes and auction preferred stock that have original maturities of greater than one year. As of June 30, 2005 and 2004 marketable securities totaled $15,800 and $1,750, respectively. Management determines the appropriate classifications of investments at the time of purchase and reevaluates such designation as of each balance sheet date.

The Company considers highly liquid marketable securities with an effective maturity to the Company of less than one year to be current assets. The Company defines effective maturity as the shorter of the original maturity to the Company or the effective maturity as a result of periodic auction or optional redemption features of certain of its investments. Such investments are expected to be realized in cash or sold or consumed during the normal operating cycles of the business. As of June 30, 2005 and 2004, all marketable securities were classified as current assets and consisted of municipal government auction rate notes.

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

For each of the fiscal years ended June 30, 2005, 2004, and 2003 realized gains and losses upon the sale of available-for-sale securities were insignificant. Unrealized holding gains and losses, net of the related tax effect on available-for-sale securities, are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Unrealized gains and losses on available-for-sale securities are insignificant for all periods and accordingly have not been recorded as a component of other comprehensive income. The specific identification method is used to compute the realized gains and losses.

Sources of Supplies - The Company depends on an outsource manufacturing strategy for its products. In August 2005, the Company entered into a manufacturing agreement with a third-party manufacturer (“TPM”). Under the manufacturing agreement, TPM became the exclusive manufacturer of substantially all the products that were previously manufactured at the Company’s Salt Lake City, Utah manufacturing facility (see Note 27), with the exception of its MAX® product line. If TPM experiences difficulties in obtaining sufficient supplies of components, component prices become unreasonable, an interruption in its operations, or otherwise suffers capacity constraints, the Company would experience a delay in shipping these products which would have a negative impact on its revenues. Currently, the Company has no second source of manufacturing for substantially all of its products.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON’T)
(in thousands of dollars, except per share amounts)

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

The Company’s allowance for doubtful accounts activity for the fiscal years ended June 30, 2005 and 2004 were as follows:

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period

Year ended June 30, 2004	$-	$24	$-	$24

Year ended June 30, 2005	$24	$46	$(24)	$46

Inventories - Inventories are valued at the lower of cost or market, with cost computed on a first-in, first-out (“FIFO”) basis. Inventoried costs include material, direct engineering and production costs, and applicable overhead, not in excess of estimated realizable value. Consideration is given to obsolescence, excessive levels, deterioration, direct selling expenses, and other factors in evaluating net realizable value. Consigned inventory includes product that has been delivered to customers for which revenue recognition criteria have not been met. During the fiscal years ended June 30, 2005, 2004, and 2003, the Company recorded inventory write-offs of $250, $2,696, and $2,175, respectively.

Property and Equipment - Property and equipment are stated at cost less accumulated depreciation. Costs associated with internally developed software are capitalized in accordance with Statement of Position 98-1 (“SOP 98-1”), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Expenditures that materially increase values or capacities or extend useful lives of property and equipment are capitalized. Routine maintenance, repairs, and renewal costs are expensed as incurred. Gains or losses from the sale or retirement of property and equipment are recorded in current operations and the related book value of the property is removed from property and equipment accounts and the related accumulated depreciation and amortization accounts.

Estimated useful lives are generally two to ten years. Depreciation and amortization are calculated over the estimated useful lives of the respective assets using the straight-line method. Leasehold improvement amortization is computed using the straight-line method over the shorter of the lease term or the estimated useful life of the related assets.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON’T)
(in thousands of dollars, except per share amounts)

Goodwill - Goodwill represents the excess of costs over fair value of the net assets of businesses acquired. On July 1, 2002, the Company adopted all previously unadopted provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” including the annual impairment evaluation provisions, and established its annual review for impairment as June 30. Upon adoption of SFAS No. 142, there was no impairment of the Company’s gross goodwill balance of $17,072 from the E.mergent, Inc. acquisition. Although goodwill is tested at least annually for impairment, it is tested more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s implied fair value. The impairment testing is performed at the reporting unit level in two steps: (i) the Company determines the fair value of a reporting unit and compares it to its carrying amount, and (ii) if the carrying amount of a reporting unit exceeds its implied fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation in accordance with SFAS No. 141, “Business Combinations.” As more fully discussed in Notes 9 and 10, goodwill was impaired during the fiscal year ended June 30, 2003.

Intangibles - Definite-lived intangibles are subject to amortization. The Company uses the straight-line method over the estimated useful life of the asset. All of the Company’s intangible assets, consisting of patents and a non-compete agreement, as of June 30, 2005 and 2004 were determined to be definite-lived intangible assets.

Impairment of Long-Lived Assets - On July 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whereby long-lived assets, such as property, equipment, and definite-lived intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated future undiscounted net cash flows of the related asset or group of assets over their remaining lives. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. The impairment of long-lived assets requires judgments and estimates. If circumstances change, such estimates could also change. Assets held for sale are reported at the lower of the carrying amount or fair value, less the estimated costs to sell.

Revenue Recognition - Included in continuing operations are two sources of revenue: (i) product revenue, primarily from product sales to distributors, dealers, and end-users; and (ii) business services revenue, which includes one software license agreement associated with our broadcast telephone interface product line, a perpetual software license to use the Company’s technology, along with one free year of maintenance and support, and transition services for 90 days.

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

Accordingly, amounts charged to both distributors and non-distributors were not considered fixed and determinable or reasonably collectible until cash was collected and thus, there was a delay in the Company’s recognition of revenue and related cost of goods sold from the time of product shipment until invoices were paid. As a result, the June 30, 2003 balance sheet reflected no accounts receivable or deferred revenue related to product sales. During the fiscal year ended June 30, 2004, the Company recognized $5,187 in revenues and $1,738 in cost of goods sold that were deferred in prior periods since cash had not been collected as of the end of the fiscal year ended June 30, 2003.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON’T)
(in thousands of dollars, except per share amounts)

During the fiscal years ended June 30, 2005 and 2004, the Company had in place improved credit policies and procedures, an approval process for sales returns and credit memos, processes for managing and monitoring channel inventory levels, better trained staff, and discontinued the practice of frequently granting significant concessions from the originally invoiced amount. As a result of these improved policies and procedures, the Company extends credit to customers who it believes have the wherewithal to pay.

The Company provides a right of return on product sales to distributors. Currently, the Company does not have sufficient historical return experience with its distributors that is predictive of future events given historical excess levels of inventory in the distribution channel. Accordingly, revenue from product sales to distributors is not recognized until the return privilege has expired, which approximates when product is sold-through to customers of the Company’s distributors (dealers, system integrators, value-added resellers, and end-users). As of June 30, 2004, the Company deferred $6,195 in revenue and $2,381 in cost of goods sold related to products sold where return rights had not lapsed. As of June 30, 2005, the Company deferred $5,055 in revenue and $2,297 in cost of goods sold related to products sold where return rights had not lapsed. The amounts of deferred cost of goods sold were included in consigned inventory.

The Company offers rebates and market development funds to certain of its distributors based upon volume of product purchased by such distributors. The Company records rebates as a reduction of revenue in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-22, “Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future.” Beginning January 1, 2002, the Company adopted EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” The Company continues to record rebates as a reduction of revenue in the period revenue is recognized.

The Company provides advance replacement units to end-users on defective units of certain products within 90 days of purchase date by the end-user. Since the purpose of these units are not revenue generating, the Company tracks the units due from the end-user, valued at retail price, until the defective unit has been returned, but no receivable balance is maintained on the Company’s balance sheet. Retail price value of in-transit advance replacement units was $81 and $91, as of June 30, 2005 and 2004, respectively.

Business services activities, included in continuing operations, includes one software license agreement with Comrex associated with the broadcast telephone interface product line, a perpetual software license to use the Company’s technology, along with one free year of maintenance and support, and transition services for 90 days.

Business services activities, which have been classified in discontinued operations, involve designing and constructing conference systems under fixed-price contracts. Revenues from fixed-priced construction contracts are recognized on the completed-contract method. This method is used because the typical contract is completed in three months or less and the financial position and results of operations do not vary significantly from those which would result from use of the percentage-of-completion method. A contract is considered complete when all costs except insignificant items have been incurred and the installation is operating according to specification or has been accepted by the customer. Contract costs include all direct material and labor costs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

Revenue from maintenance contracts on conference systems is recognized on a straight-line basis over the maintenance period pursuant to Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.”

During the fiscal year ended June 30, 2004, the Company sold its U.S. audiovisual integration business services operations as discussed in Note 4. On March 4, 2005, the Company sold its Canadian audiovisual integration business services operations as discussed in Note 4.

Conferencing services revenue, which has been classified in discontinued operations, primarily from full service conference calling and on-demand, reservationless conference calling is recognized at the time of customer usage, and is based upon minutes used. On July 1, 2004, the Company sold its conferencing services business segment to Premiere as discussed in Note 4.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON’T)
(in thousands of dollars, except per share amounts)

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

Changes in the Company’s warranty accrual during the fiscal years ended June 30, 2005 and 2004 were as follows:

	Years Ended June 30,
	2005	2004

Balance at the beginning of year	$108	$80
Accruals/additions	174	206
Usage	(156)	(178)
Balance at end of year	$126	$108

Advertising - The Company expenses advertising costs as incurred. Advertising expenses consist of trade shows and magazine advertisements. Advertising expenses for the fiscal years ended June 30, 2005, 2004, and 2003 totaled $637, $716, and $361, respectively, and are included in the caption Marketing and Selling.

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

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON’T)
(in thousands of dollars, except per share amounts)

Earnings Per Share - The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Years Ended June 30,
	2005	2004	2003
Numerator:
Income (loss) from continuing operations	$2,152	$(11,519)	$(16,842)
Income (loss) from discontinued operations, net of tax	173	1,747	(19,330)
Gain (loss) on disposal of discontinued operations, net of tax	13,750	(115)	200
Net income (loss)	$16,075	$(9,887)	$(35,972)
Denominator:
Basic weighted average shares	11,177,406	11,057,896	11,183,339
Dilutive common stock equivalents using treasury stock method	1,154,700	-	-
Diluted weighted average shares	12,332,106	11,057,896	11,183,339

Basic earnings (loss) per common share:
Continuing operations	$0.19	$(1.04)	$(1.50)
Discontinued operations	0.02	0.16	(1.73)
Disposal of discontinued operations	1.23	(0.01)	0.02
Net income (loss)	1.44	(0.89)	(3.21)
Diluted earnings (loss) per common share:
Continuing operations	$0.17	$(1.04)	$(1.50)
Discontinued operations	0.01	0.16	(1.73)
Disposal of discontinued operations	1.12	(0.01)	0.02
Net income (loss)	1.30	(0.89)	(3.21)

Options to purchase 1,397,239, 1,433,187 and 1,972,756 shares of common stock were outstanding as of June 30, 2005, 2004, and 2003, respectively, but were not included in the computation of diluted earnings per share as the effect would be anti-dilutive. Warrants to purchase 150,000 shares of common stock were outstanding as of June 30, 2005, 2004, and 2003, but were not included in the computation of diluted earnings per share as the effect would be anti-dilutive. During fiscal 2004, the Company entered into a settlement agreement related to the shareholders’ class action and agreed to issue 1.2 million shares of its common stock; however, certain of these shares were settled in cash in lieu of common stock (see Note 15). The Company issued 228,000 shares in November 2004 and 920,494 shares in September 2005. These shares are not included in the fiscal 2004 weighted average share calculations as their inclusion would have been anti-dilutive.

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

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON’T)
(in thousands of dollars, except per share amounts)

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123.” This Statement amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002. The following is the pro forma disclosure and the related impact on the net income (loss) attributable to common shareholders and net earnings (loss) per common share for the years ended June 30, 2005, 2004, and 2003.

	Years Ended June 30,
	2005	2004	2003
Net income (loss):
As reported	$16,075	$(9,887)	$(35,972)
Stock-based employee compensation expense included in
reported net loss, net of income taxes	13	13	(24)
Stock-based employee compensation expense determined
under the fair-value method for all awards, net of income taxes	(664)	(439)	(966)
Pro forma	$15,424	$(10,313)	$(36,962)

Basic earnings (loss) per common share:
As reported	$1.44	$(0.89)	$(3.21)
Pro forma	1.38	(0.93)	(3.31)
Diluted earnings (loss) per common share:
As reported	$1.30	$(0.89)	$(3.21)
Pro forma	1.25	(0.93)	(3.31)

Recent Accounting Pronouncements

Other-Than-Temporary Impairment

In March 2004, the FASB issued EITF No. 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” which provides new guidance for assessing impairment losses on debt and equity investments. The new impairment model applies to investments accounted for under the cost or equity method and investments accounted for under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” EITF No. 03-01 also includes new disclosure requirements for cost method investments and for all investments that are in an unrealized loss position. In September 2004, the FASB delayed the accounting provisions of EITF No. 03-01; however the disclosure requirements remain effective. The Company does not expect the adoption of this EITF to have a material impact on its business, results of operations, financial position, or liquidity.

Inventory Costs

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an Amendment of ARB No. 43”, which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective beginning with the Company’s fiscal 2006 financial statements. The Company does not anticipate that the implementation of this standard will have a significant impact on its business, results of operations, financial position, or liquidity.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON’T)
(in thousands of dollars, except per share amounts)

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

In accordance with the Securities and Exchange Commission (“SEC”)’s Staff Accounting Bulletin 107, SFAS 123R is effective as of the beginning of the annual reporting period that begins after June 15, 2005. Under these guidelines, the Company will adopt SFAS 123R as of the beginning of the first quarter of fiscal year 2006 starting July 1, 2005. The Company expects this statement to have a significantly adverse impact on its future results of operations.

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

Accounting for Asset Retirement Obligations in the European Union

In June 2005, the FASB issued a FASB Staff Position (“FSP”) interpreting SFAS No. 143, “Accounting for Asset Retirement Obligations,” specifically FSP 143-1, “Accounting for Electronic Equipment Waste Obligations”. FSP 143-1 addresses the accounting for obligations associated with Directive 2002/96/EC, Waste Electrical and Electronic Equipment, which was adopted by the European Union (“EU”). The FSP provides guidance on how to account for the effects of the Directive but only with respect to historical waste associated with products placed on the market on or before August 13, 2005. FSP 143-1 will be effective beginning with the Company’s fiscal 2006 financial statements. The Company does not believe the adoption of FSP 143-1 will have a material effect on its business, results of operations, financial position, or liquidity.

Reclassifications

Certain reclassifications have been made to the prior years’ consolidated financial statements and notes to consolidated financial statements to conform to the current year’s presentation.

3.	Acquisitions

During the fiscal year ended June 30, 2002, the Company completed the acquisition of E.mergent, Inc., (“E.mergent”), a manufacturer of cameras and conferencing furniture and an audiovisual integration services provider. During the fiscal year ended June 30, 2003, the Company completed the acquisition of Stechyson Electronics Ltd., doing business as OM Video (“OM Video”), an audiovisual integration services company. The total consideration for each acquisition was based on negotiations between the Company and the acquired company’s shareholders that took into account a number of factors of the business, including historical revenues, operating history, products, intellectual property, and other factors. Each acquisition was accounted for under the purchase method of accounting. The operations of each acquisition are included in the accompanying statements of operations for the period since the date of each acquisition.

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

	E.mergent	OM Video

Cash	$7,300	$6,276
Holdback account	-	600
Common stock and fully-vested options	14,427	-
Direct acquisition costs	603	110
Total consideration	$22,330	$6,986

Net tangible assets acquired	$3,591	$337
Intangible assets:
Patents and trademarks	1,060	-
Customer relationships	392	-
Non-compete agreements	215	574
Goodwill	17,072	6,075
Total purchase price allocation	$22,330	$6,986

E.mergent

On May 31, 2002, the Company completed its acquisition of E.mergent pursuant to the terms of an Agreement and Plan of Merger dated January 21, 2002 whereby the Company paid $7,300 of cash and issued 868,691 shares of common stock valued at $16.55 per share to former E.mergent stockholders.

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

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON’T)
(in thousands of dollars, except per share amounts)

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

The Company’s management, at the time, believed the E.mergent acquisition would complement the Company’s existing operations and that core competencies would allow the Company to acquire market share in the audiovisual integration industry. However, the Company’s entry into the services business was perceived as a threat by its systems integrators and value-added resellers, since the Company began competing against many of them for sales. In order to avoid this conflict and to maintain good relationships with its systems integrators and value-added resellers, the Company decided to stop pursuing new services contracts in the fourth quarter of the fiscal year ended June 30, 2003 which was considered a triggering event for evaluation of impairment. Ultimately, the Company exited the U.S. audiovisual integration market and subsequently sold its U.S. audiovisual integration business to M:Space in May 2004 (see Note 4). Although the Company continues to sell camera and furniture products acquired from E.mergent, its decision to exit the U.S. integration services market adversely affected future cash flows. The Company determined that a triggering event occurred in the fourth quarter of the fiscal year ended June 30, 2003. The Company performed an impairment test and determined that an impairment loss on the integration services-related E.mergent assets of approximately $12,473 should be recognized. The Company also determined that an impairment loss on other acquired E.mergent assets of approximately $5,102 should be recognized (see Note 10). The U.S. audiovisual integration business operations and related net assets are included in discontinued operations in the accompanying consolidated financial statements.

OM Video

On August 27, 2002, the Company purchased all of the outstanding shares of OM Video, headquartered in Ottawa, Canada. Under the terms of the agreement, the shareholders of OM Video received $6,276 in cash at closing. During the fiscal years ended June 30, 2003 and 2004, the Company paid an additional $500 of a potential $600 that was held pending certain representations and warranties associated with the acquisition. During the second quarter of fiscal 2003, the Company also paid $750 of a potential $800 earn-out provision. The earn-out provision was not considered as part of the original purchase price allocation and was recorded as additional consideration and booked to goodwill. No further payment related to the holdback or contingent consideration will be paid. Accordingly, the total cash payments associated with the acquisition were approximately $7,526.

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

The Company’s management, at the time, believed the OM Video acquisition would complement the Company’s existing operations and that core competencies would allow the Company to acquire market share in the audiovisual integration industry. However, the Company’s entry into the services business was perceived as a threat by its systems integrators and value-added resellers, since the Company began competing against many of them for sales. In order to avoid this conflict and to maintain good relationships with its systems integrators and value-added resellers, the Company deemphasized the audiovisual integration market serving the Ottawa Canada region beginning in the fourth quarter of the fiscal year ended June 30, 2003. This decision was considered a triggering event for evaluation of impairment. On June 30, 2003, the Company performed an impairment test and determined that an impairment loss on the OM Video assets of approximately $8,426 should be recognized (see Note 10). On March 4, 2005, the Company sold all of its Canadian audiovisual integration business (see Note 4).

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON’T)
(in thousands of dollars, except per share amounts)

Pro Forma Financial Information

The following unaudited pro forma combined financial information reflects operations as if the acquisitions of E.mergent, Inc. and OM Video, that are included in discontinued operations, had occurred as of July 1, 2002. The unaudited pro forma combined financial information is presented for illustrative purposes only and is not indicative of what the Company’s actual results of operations may have been had the acquisitions been consummated on July 1, 2002, respectively.

Year Ended
June 30, 2003

Revenue from discontinued operations	$30,162
Loss from discontinued operations	(19,137)
Net loss	(35,979)

Basic and diluted loss per common share from discontinued operations	$(1.71)
Basic and diluted loss per common share from net loss	$(3.22)

4.	Discontinued Operations

During fiscal 2004, the Company completed the sale of its U.S. audiovisual integration services to M:Space. During fiscal 2005, the Company completed the sale of its conferencing services business component to Premiere and its Canadian audiovisual integration services to 6351352 Canada Inc. Accordingly, the results of operations and the financial position of each of these components have been reclassified in the accompanying consolidated financial statements as discontinued operations. Additionally, during fiscal 2001 the Company sold certain assets whose sales proceeds are included with discontinued operations (see Note 5). The following reconciles the financial position of the components to the reported amounts as of June 30, 2004.

As of June 30,
2004
Assets held for sale
Conferencing services business	$3,294
OM Video	1,179
Total assets held for sale	$4,473

Liabilities associated with assets held for sale
Conferencing services business	$2,329
OM Video	738
Total liabilities associated with assets held for sale	$3,067

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON’T)
(in thousands of dollars, except per share amounts)

Summary operating results of the discontinued operations are as follows:

	Years Ended June 30,
	2005	2004	2003
Income (loss) from discontinued operations
U.S. audiovisual integration services	$-	$(360)	$(14,127)
Conferencing services business	-	2,800	3,366
OM Video	225	373	(8,052)
Total income (loss) from discontinued operations	225	2,813	(18,813)

Gain (loss) on disposal of discontinued operations
U.S. audiovisual integration services	$-	$(276)	$-
Conferencing services business	17,369	-	-
OM Video	295	-	-
Burk (see Note 5)	187	93	318
Total gain (loss) on disposal of discontinued operations	17,851	(183)	318

Income tax (provision) benefit
U.S. audiovisual integration services	$-	$237	$769
Conferencing services business	(3,991)	(1,044)	(1,256)
OM Video	(119)	(156)	(30)
Burk (see Note 5)	(43)	(35)	(118)
Total income tax (provision) benefit	(4,153)	(998)	(635)

Total income (loss) from discontinued operations, net of income taxes
U.S. audiovisual integration services	$-	$(399)	$(13,358)
Conferencing services business	13,378	1,756	2,110
OM Video	401	217	(8,082)
Burk (see Note 5)	144	58	200
Total income (loss) from discontinued operations, net of income taxes	$13,923	$1,632	$(19,130)

M:Space

During the fourth quarter of the fiscal year ended June 30, 2003, the Company decided to stop pursuing new U.S. business services contracts and impaired the U.S. acquired business services assets. The Company did not prepare any formal disposition plan at that time and existing customers continued to be serviced. During the fourth quarter of fiscal 2004, the Company decided to sell this component as many of the existing Company systems integrators and value-added resellers perceived the Company’s entry into the business services arena as a threat since the Company began competing against these same customers for sales, as well as the Company’s desire to return to its core competency in the audio conferencing products segment. U.S. audiovisual integration services revenues, reported in discontinued operations, for the years ended June 30, 2004 and 2003 were $3,597 and $7,640, respectively. The U.S. audiovisual integration services pre-tax loss, reported in discontinued operations, for the years ended June 30, 2004 and 2003 were $360 and $14,127, respectively.

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

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON’T)
(in thousands of dollars, except per share amounts)

Summary operating results of the discontinued operations are as follows:

	Years Ended June 30,
	2004	2003

Revenue - business services	$3,597	$7,640
Cost of goods sold - business services	2,648	5,227
Gross profit	949	2,413
Marketing and selling expenses	522	2,426
General and administrative expenses	787	1,641
Impairment losses	-	12,473
Loss before income taxes	(360)	(14,127)
Loss on disposal of discontinued operations	(276)	-
Benefit for income taxes	237	769
Loss from discontinued operations, net of income taxes	$(399)	$(13,358)

Conferencing Services

In April 2004, the Company’s Board of Directors appointed a committee to explore sales opportunities to sell the conferencing services business component. The Company decided to sell this component primarily because of decreasing margins and investments in equipment that would have been required in the near future. Conferencing services revenues, reported in discontinued operations, for the years ended June 30, 2004 and 2003 were $15,578 and $15,268, respectively. Conferencing services pre-tax income, reported in discontinued operations, for the years ended June 30, 2004 and 2003, were $2,800 and $3,366, respectively.

On July 1, 2004, the Company sold its conferencing services business component to Premiere. Consideration for the sale consisted of $21,300 in cash. Of the purchase price, $300 was placed into a working capital escrow account and an additional $1,000 was placed into an 18-month Indemnity Escrow account. The Company received the $300 working capital escrow funds approximately 90 days after the execution date of the contract. The Company received the $1,000 in the Indemnity Escrow account in January 2006. Additionally, $1,365 of the proceeds was utilized to pay off equipment leases pertaining to assets being conveyed to Premiere. The Company realized a pre-tax gain on the sale of $17,369 during the fiscal year ended June 30, 2005.

The assets and liabilities of the discontinued operations are presented separately under the captions “Assets Held for Sale” and “Liabilities Associated with Assets Held for Sale,” respectively, in the accompanying balance sheets as of June 30, 2004 and consist of the following:

As of June 30,
2004
Assets held for sale
Accounts receivable	$1,712
Prepaid expenses	158
Property and equipment, net	1,424
Total assets held for sale	$3,294

Liabilities associated with assets held for sale
Capitalized leases	$1,206
Accounts payable	287
Accrued liabilities	836
Total liabilities associated with assets held for sale	$2,329

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON’T)
(in thousands of dollars, except per share amounts)

Summary operating results of the discontinued operations are as follows:

	Years Ended June 30,
	2005	2004	2003

Revenue - conferencing services	$-	$15,578	$15,268
Cost of goods sold - conferencing services	-	7,844	7,904
Gross profit	-	7,734	7,364
Marketing and selling expenses	-	3,799	2,881
General and administrative expenses	-	1,036	972
Other expense, net	-	99	145
Income before income taxes	-	2,800	3,366
Gain on disposal of discontinued operations	17,369	-	-
Provision for income taxes	(3,991)	(1,044)	(1,256)
Income from discontinued operations, net of income taxes	$13,378	$1,756	$2,110

OM Video

In December 2004, a group of investors approached the Company about a possible purchase of OM Video. On January 27, 2005, the Company’s Board of Directors authorized its Chief Executive Officer to continue discussions regarding a stock sale of OM Video, its Canadian audiovisual integration services business component. The Company decided to sell this component after it deemphasized Canadian Business Services contracts. OM Video revenues, reported in discontinued operations, for the years ended June 30, 2005, 2004, and 2003 were $3,805, $5,928, and $6,111, respectively. OM Video pre-tax income (loss), reported in discontinued operations, for the years ended June 30, 2005, 2004, and 2003, were $225, $373, and ($8,052), respectively.

On March 4, 2005, the Company sold all of the issued and outstanding stock of its Canadian subsidiary, ClearOne Communications of Canada, Inc. (“ClearOne Canada”) to 6351352 Canada Inc., a Canada corporation. ClearOne Canada owned all the issued and outstanding stock of Stechyson Electronics, Ltd., which conducts business under the name OM Video. The Company agreed to sell the stock of ClearOne Canada for $200 in cash; a $1,256 note receivable over a 15-month period, with interest accruing on the unpaid balance at the rate of 5.3 percent per year; and contingent consideration ranging from 3.0 percent to 4.0 percent of related gross revenues over a five-year period. In June 2005, the Company was advised that the OM Purchaser had settled an action brought by the former employer of certain of OM Purchaser’s owners and employees alleging violation of non-competition agreements. The settlement reportedly involved a cash payment and an agreement not to sell certain products for a period of one year. Based on an analysis of the facts and circumstances that existed at year-end, and considering the guidance from Topic 5U of the SEC Rules and Regulations, “Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity,” the gain is being recognized as cash is collected (as collection was not reasonably assured). The Company realized a pre-tax gain on the sale of $295 during the fiscal year ended June 30, 2005. As of December 31, 2005, all payments have been received and $854 of the promissory note remained outstanding; however, OM Purchaser failed to make any subsequent, required payments under the note receivable. The Company is currently considering its collection options.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON’T)
(in thousands of dollars, except per share amounts)

The assets and liabilities of the discontinued operations are presented separately under the captions “Assets Held for Sale” and “Liabilities Associated with Assets Held for Sale,” respectively, in the accompanying balance sheet as of June 30, 2004 and consist of the following:

As of June 30,
2004
Assets held for sale
Accounts receivable	$1,012
Due to parent	(200)
Inventory	226
Accrued taxes	79
Prepaid expenses	12
Property and equipment, net	50
Total assets held for sale	$1,179

Liabilities associated with assets held for sale
Accounts payable	$304
Accrued compensation	59
Billing in excess of cost	375
Total liabilities associated with assets held for sale	$738

Summary operating results of the discontinued operations are as follows:

	Years Ended June 30,
	2005	2004	2003

Revenue - business services	$3,805	$5,928	$6,111
Cost of goods sold - business services	3,038	4,052	4,055
Gross profit	767	1,876	2,056
Marketing and selling expenses	289	390	412
General and administrative expenses	253	1,113	1,270
Impairment losses	-	-	8,426
Income (loss) before income taxes	225	373	(8,052)
Gain on disposal of discontinued operations	295	-	-
(Provision) benefit for income taxes	(119)	(156)	(30)
Income (loss) from discontinued operations, net of income taxes	$401	$217	$(8,082)

5.	Sale of Assets

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

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON’T)
(in thousands of dollars, except per share amounts)

Consideration for the sale consisted of $750 in cash at closing, $1,750 in the form of a seven-year promissory note, with interest at the rate of nine percent per year, and up to $700 as a commission over a period of up to seven years. The payments on the promissory note could be deferred based upon Burk not meeting net quarterly sales levels established within the agreement. The promissory note was secured by a subordinate security interest in the personal property of Burk. Based on an analysis of the facts and circumstances that existed on April 12, 2001, and considering the guidance from Topic 5U of the SEC Rules and Regulations, “Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity,” the gain is being recognized as cash is collected (as collection was not reasonably assured and the Company had contingent liabilities to Burk at closing). The commission was based upon future net sales of Burk over base sales established within the agreement. The Company realized a gain on the sale of $144 (net of applicable income taxes of $43), $58 (net of applicable income taxes of $35), and $200 (net of applicable income taxes of $118) for the fiscal years ended June 30, 2005, 2004, and 2003, respectively. As of June 30, 2005, $1,465 of the promissory note remained outstanding and the Company had received $20 in commissions.

On August 22, 2005, the Company entered into a Mutual Release and Waiver Agreement with Burk pursuant to which Burk paid the Company $1,346 in full satisfaction of the promissory note, which included a discount of $119. As part of the Mutual Release and Waiver Agreement, the Company waived any right to future commission payments from Burk. Additionally, Burk and the Company granted mutual releases to one another with respect to future claims and liabilities. Accordingly, the total pre-tax gain on the disposal of discontinued operations, related to Burk, was approximately $2,419.

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

As this is the first time the Company has licensed software in this manner, it was impractical to estimate the final outcome of the agreement except to assure that no loss will be incurred. Consequently, the Company recognized revenue equal to cost until maintenance and support was the only undelivered element of the agreement. Once maintenance and support was the only undelivered element of the agreement, the remaining revenue was recognized ratably over the remaining maintenance and support period in accordance with SOP 97-2. The Company recognized $0, $130 and $1,054 in revenue related to this transaction in the fiscal years ended June 30, 2005, 2004, and 2003, respectively. The revenue is included in business services revenue in the accompanying consolidated financial statements.

The Company entered into a manufacturing agreement to continue to manufacture additional product for Comrex until August 2003 on a when-and-if needed basis. Comrex paid the Company for any additional product on a per item basis of cost plus 30 percent. Given the future revenue stream associated with each unit produced, revenue will be recognized when-and-if received. During the fiscal years ended June 30, 2005, 2004, and 2003, the Company has recognized $0, $387 and $783, respectively, in revenue related to the manufacture of additional product from Comrex.

7.	Inventories

Inventories, net of reserves, consist of the following as of June 30, 2005 and 2004:

	As of June 30,
	2005	2004

Raw materials	$1,804	$1,674
Finished goods	1,705	2,016
Consigned inventory	2,297	2,381
Total inventory	$5,806	$6,071

Consigned inventory represents inventory at distributors and other customers where revenue recognition criteria have not been achieved.

8.	Property and Equipment

Major classifications of property and equipment and estimated useful lives are as follows as of June 30, 2005 and 2004:

	Estimated	As of June 30,
	useful lives	2005	2004

Office furniture and equipment	3 to 10 years	$7,522	$7,252
Leasehold improvements	2 to 5 years	924	758
Manufacturing and test equipment	2 to 10 years	1,049	2,532
Vehicles	3 to 5 years	-	9
		9,495	10,551
Accumulated depreciation and amortization		(6,690)	(6,524)
Property and equipment, net		$2,805	$4,027

9.	Goodwill and Other Intangible Assets

The Company had goodwill and definite-lived intangible assets related to the acquisition of E.mergent in 2002 and the acquisition of OM Video in 2003.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON’T)
(in thousands of dollars, except per share amounts)

Goodwill

The Company did not have any goodwill as of June 30, 2005, 2004, or 2003. The following presents details of the Company’s goodwill by operating segments for the year ended June 30, 2003:

	Products	Business Services (see Note 4)	Total

Balances as of June 30, 2002	$5,026	$12,046	$17,072

E.mergent goodwill purchase price adjustment	-	20	20
Acquisition of OM Video	-	6,725	6,725
Foreign currency translation related to OM Video
goodwill	-	1,049	1,049
Impairment of E.mergent and OM Video goodwill
(see Note 10)	(5,026)	(19,840)	(24,866)
Balances as of June 30, 2003	$-	$-	$-

Acquired Intangibles

Amortization of intangible assets was $184, $115, and $680 for the years ended June 30, 2005, 2004, and 2003, respectively. Amortization of costs related to patents was reported in product cost of goods sold. Amortization of costs related to non-compete agreements was reported in marketing and selling expense.

The following table presents the Company’s intangible assets as of June 30, 2005 and 2004:

		As of June 30,
		2005		2004
		Gross	Accumulated	Gross	Accumulated
	Useful Lives	Value	Amortization	Value	Amortization
Patents	15/5 years	$1,060	$(738)	$1,060	$(175)
Non-compete agreements	2 to 3 years	-	-	52	(36)
Total		$1,060	$(738)	$1,112	$(211)

During June 2004, the Company decided to no longer invest additional research and development related to the camera products. A change was made to the estimated useful life of the camera-related patent from fifteen years to five years. Estimated future amortization expense is as follows:

Years Ending
June 30,
2006	$168
2007	154
Thereafter	-
Total estimated amortization expense	$322

10.	Impairments

The Company entered into the conferencing furniture manufacturing business through the E.mergent acquisition. The estimated fair value of the reporting unit, for purposes of evaluating goodwill for impairment, was less than its carrying values. Additionally, the estimated undiscounted future cash flows generated by certain other long-lived assets, excluding goodwill, was less than its carrying value. The impairment analysis performed in accordance with SFAS No. 142 and SFAS No. 144, resulted in an impairment loss of $5,102 for the fiscal year ended June 30, 2003. Management estimated the fair value of reporting unit using third-party appraisals. Management estimated the fair market value of the long-lived assets, excluding goodwill, using the present value of expected future discounted cash flows.

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

These changes in facts and circumstances as well as the change in the Company’s business environment constituted a triggering event requiring an impairment analysis to be performed in accordance with SFAS No. 142 and SFAS No. 144. The estimated fair value of the reporting units, for purposes of evaluating goodwill for impairment, was less than their carrying values. Additionally, the estimated undiscounted future cash flows generated by certain other long-lived assets, excluding goodwill, was less than their carrying values. The impairment analyses performed in accordance with SFAS No. 142 and SFAS No. 144, resulted in an impairment loss of $20,899 for the fiscal year ended June 30, 2003. Management estimated the fair value of reporting units using third-party appraisals. Management estimated the fair market value of the long-lived assets, excluding goodwill, using the present value of expected future discounted cash flows.

The impairment losses relate to the following:

Year Ended
June 30, 2003
Goodwill:
E.mergent - Products	$5,026
E.mergent - Business Services (see Note 4)	12,066
OM Video (see Note 4)	7,774
24,866

Intangible assets:
E.mergent - Products	18
E.mergent - Business Services (see Note 4)	195
OM Video (see Note 4)	387
600

Property and equipment:
E.mergent - Products	58
E.mergent - Business Services (see Note 4)	212
OM Video (see Note 4)	265
535
Total	$26,001

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON’T)
(in thousands of dollars, except per share amounts)

During fiscal 2003, the Company recorded impairment losses of $270 and $265 related to property and equipment associated with the E.mergent and the OM Video asset groupings, respectively.

Approximately $12,473 of the E.mergent impairment charges are included in discontinued operations and are related to the U.S. audiovisual integration services business in fiscal 2003 (see Note 4). Impairment charges of $8,426 related to OM Video are included in discontinued operations in fiscal 2003 (see Note 4). An additional $5,102 of the E.mergent conferencing furniture manufacturing-related impairment charges are included in impairment losses in fiscal 2003.

As of June 30, 2005, the Company utilized $697 in net operating loss (“NOL”) and $159 in research credits carryovers that the Company acquired when it purchased E.mergent. These carryovers were subject to a full valuation allowance at the time of acquisition and accordingly increased the goodwill associated with the acquisition. This goodwill was fully impaired during the year ended June 30, 2003. In accordance with SFAS No. 109, the Company reduced the carrying value of the remaining long-lived asset from the E.mergent acquisition by $395.

As of June 30, 2005 and in connection with the Company’s outsourcing of its Salt Lake City manufacturing operations to TPM, the Company impaired $180 of property and equipment that TPM did not purchase and that the Company did not believe was likely to be sold. (see Note 26).

11.	Lines of Credit

Through December 22, 2003, the Company maintained a revolving line of credit in the amount of $10,000 with a commercial bank. Prior to November 22, 2002, the line of credit was in the amount of $5,000. The line of credit was secured by the Company’s accounts receivable and inventory. The interest rate on the line of credit was a variable interest rate (250 basis points over the London Interbank Offered Rate (“LIBOR”) or prime less 0.3 percent, at the Company’s option). The borrowing rate was 3.6 percent as of December 22, 2003, when the line of credit expired. The weighted average interest rate for fiscal 2004 through December 22, 2003 and for the fiscal year ended June 30, 2003, were 3.6 percent and 4.0 percent, respectively. The terms of the line of credit prohibited the payment of dividends and required the Company to maintain other defined financial ratios and restrictive covenants. The Company was not in compliance with the debt coverage ratio as of June 30, 2003, however the Company obtained a waiver from the lender under the revolving credit facility. No compensating balance arrangements were required.

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

Property and equipment under capital leases are as follows:

	As of June 30,
	2005	2004
Office furniture and equipment	$-	$28
Accumulated amortization	-	(15)
Net property and equipment under capital leases	$-	$13

The Company prepaid the remaining $8 balance of the capital lease in October 2004. Depreciation expense for assets recorded under capital leases was $2, $5, $5 for the years ended June 30, 2005, 2004, and 2003, respectively.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON’T)
(in thousands of dollars, except per share amounts)

On August 1, 2005, the Company entered into a one-year sublease with TPM with respect to the 12,000 square foot manufacturing facility in its headquarters building in connection with the outsourcing of its manufacturing operations. Either party may terminate the lease for any reason upon 90 days written notice or 60 days written notice to the other party of material breach of the agreement. The subtenant pays $11 per month and the sublease expires on July 31, 2006. On March 2, 2006, the subtenant provided the Company with written notice of its intent to terminate the lease on May 31, 2006.

Certain operating leases contain rent escalation clauses based on the consumer price index. Rental expense is recognized on a straight-line basis. Rental expense, which was composed of minimum payments under operating lease obligations, was $607, $1,786, and $1,327 for the years ended June 30, 2005, 2004, and 2003, respectively.

Future minimum lease payments under capital leases and noncancelable operating leases with initial terms of one year or more are as follows as of June 30, 2005:

	Gross Operating Leases	Less Sublease	Net Operating Leases
For years ending June 30:
2006	$494	$(110)	$384
2007	219	-	219
2008	21	-	21
2009 and thereafter	2	-	2
Total minimum lease payments	$736	$(110)	$626

13.	Note Payable

On October 14, 2002, the Company entered into a note payable in the amount of $2,000. The note payable encompassed previous expenditures related to our Oracle Enterprise Resource Planning implementation. The term of the note was 36 months with monthly payments of $60 and an interest rate of 5.8 percent. The Company pre-paid the remaining $769 balance of the note payable in October 2004.

14.	Accrued Liabilities

Accrued liabilities consist of the following as of June 30, 2005 and 2004:

	As of June 30,
	2005	2004
Accrued salaries and other compensation	$977	$889
Other accrued liabilities	1,049	803
Class action settlement	3,596	9,013
Total	$5,622	$10,705

15.	Commitments and Contingencies

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

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON’T)
(in thousands of dollars, except per share amounts)

Ascalade Communications, Ltd. On August 11, 2003, the Company entered into a manufacturing agreement with Ascalade Communications, Ltd. related to the outsourced manufacturing of certain of its products. The manufacturing agreement established annual volume commitments. In the event annual volume commitments are not met, the Company will be subject to a tooling amortization charge for the difference between the Company’s volume commitment and its actual product purchases. For the calendar year ended December 31, 2004, the Company did not meet its annual volume commitment and was required to pay $30 in amortization charges. The Company was also responsible for prepayment of $274 in certain raw material inventory related to the annual volume commitment. As of June 30, 2005, the entire balance of the prepayment remained outstanding.

Legal Proceedings. In addition to the legal proceedings described below, the Company is also involved from time to time in various claims and other legal proceedings which arise in the normal course of business. Such matters are subject to many uncertainties and outcomes that are not predictable. However, based on the information available to the Company as of February 28, 2006 and after discussions with legal counsel, the Company does not believe any such other proceedings will have a material, adverse effect on its business, results of operations, financial position, or liquidity, except as described below.

The SEC Action. On January 15, 2003, the SEC filed a civil complaint against the Company; Frances Flood, then the Company’s Chairman, Chief Executive Officer, and President; and Susie Strohm, then the Company’s Chief Financial Officer. The complaint alleged that from the quarter ended March 31, 2001, the defendants engaged in a program of inflating the Company’s revenues, net income, and accounts receivable by engaging in improper revenue recognition in violation of generally accepted auditing standards (“GAAP”) and Section 17(a) of the Securities Act of 1933 and Sections 10(b), 13(a), and 13(b) of the Securities Exchange Act of 1934 and various regulations promulgated thereunder. Following the filing of the complaint, the Company placed Ms. Flood and Ms. Strohm on administrative leave and they subsequently resigned from their positions with the Company. On December 4, 2003, the Company settled the SEC action by entering into a consent decree in which, without admitting or denying the allegations of the complaint, it consented to the entry of a permanent injunction prohibiting future securities law violations. No fine or penalty was assessed against the Company as part of the settlement.

U.S. Attorney’s Investigation. On January 28, 2003, the Company was advised that the U.S. Attorney’s Office for the District of Utah had begun an investigation stemming from the complaint in the SEC action described above. No pleadings have been filed to date and the Company intends on cooperating fully with the U.S. Attorney’s Office should any developments occur in the future.

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

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON’T)
(in thousands of dollars, except per share amounts)

The Shareholders’ Class Action. On June 30, 2003, a consolidated complaint was filed against the Company, eight present or former officers and directors of the Company, and Ernst & Young LLP (“Ernst & Young”), the Company’s former independent public accountants, by a class consisting of purchasers of the Company’s common stock during the period from April 17, 2001 through January 15, 2003. The action followed the consolidation of several previously filed class action complaints and the appointment of lead counsel for the class. The allegations in the complaint were essentially the same as those contained in the SEC complaint described above. On December 4, 2003, the Company, on behalf of itself and all other defendants with the exception of Ernst & Young, entered into a settlement agreement with the class pursuant to which the Company agreed to pay the class $5,000 and to issue the class 1.2 million shares of its common stock. The cash payment was made in two equal installments, the first on November 10, 2003 and the second on January 14, 2005. On May 23, 2005, the court order was amended to require the Company to pay cash in lieu of stock to those members of the class who would otherwise have been entitled to receive fewer than 100 shares of stock. On September 29, 2005, the Company completed its obligations under the settlement agreement by issuing a total of 1,148,494 shares of the Company’s common stock to the plaintiff class, including 228,000 shares previously issued in November 2004, and the Company paid an aggregate of $127 in cash in lieu of shares to those members of the class who would otherwise have been entitled to receive an odd-lot number of shares or who resided in states in which there was no exemption available for the issuance of shares. The cash payments were calculated on the basis of $2.46 per share which was equal to the higher of (i) the closing price for the Company’s common stock as reported by the Pink Sheets on the business day prior to the date the shares were mailed, or (ii) the average closing price over the five trading days prior to such mailing date.

On a quarterly basis, the Company revalues the un-issued shares to the closing price of the stock on the last day of the quarter. During fiscal 2005, the Company received a benefit of approximately $2,046 while during fiscal 2004 the Company incurred an expense of approximately $4,080 related to the revaluation of the 1.2 million shares of the Company’s common stock that were issued in November 2004 and September 2005.

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

Employment Separation Agreements. On December 5, 2003, the Company entered into employment separation agreements with Frances Flood, the Company’s former Chairman, Chief Executive Officer, and President, and Susie Strohm, the Company’s former Chief Financial Officer, which generally provided that these individuals would resign from their positions and employment with the Company, and the Company would make one-time, lump-sum payments in consideration of their surrender and delivery to the Company of shares of the Company’s common stock and Company stock options and their release of claims against the Company. Ms. Flood and Ms. Strohm also agreed to cooperate with the Company in the SEC Action and related proceedings and the Company agreed to continue to indemnify such persons for attorneys fees incurred in the SEC Action and related proceedings, subject to the limitations imposed by Utah law. The Company also released any existing claims against such persons except such claims as to which indemnification would not be permitted by Utah law. The agreement with Ms. Flood provided for a payment to her of $350 and her surrender and delivery to the Company of 35,000 shares of the Company’s common stock and 706,434 stock options (461,433 of which were vested). The agreement with Ms. Strohm provided for a payment to her of $75 and her surrender and delivery to the Company of 15,500 shares of the Company’s common stock and 268,464 stock options (171,963 of which were vested) (see Note 20).

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON’T)
(in thousands of dollars, except per share amounts)

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

The Insurance Coverage Action. On February 9, 2004, the Company and Edward Dallin Bagley, the Chairman of the Board of Directors and a significant shareholder of the Company, jointly filed an action against National Union Fire Insurance Company of Pittsburgh, Pennsylvania (“National Union”) and Lumbermens Mutual Insurance Company of Berkeley Heights, New Jersey (“Lumbermens Mutual”), the carriers of certain prior period directors and officers’ liability insurance policies, to recover the costs of defending and resolving claims against certain of the Company’s present and former directors and officers in connection with the SEC complaint, the shareholders’ class action, and the shareholder derivative actions described above, and seeking other damages resulting from the refusal of such carriers to timely pay the amounts owing under such liability insurance policies. This action has been consolidated into a declaratory relief action filed by one of the insurance carriers on February 6, 2004 against the Company and certain of its current and former directors. In this action, the insurers assert that they are entitled to rescind insurance coverage under our directors and officers liability insurance policies, $3,000 of which was provided by National Union and $2,000 of which was provided by Lumbermens Mutual, based on alleged misstatements in the Company’s insurance applications. In February 2005, the Company entered into a confidential settlement agreement with Lumbermens Mutual pursuant to which the Company and Mr. Bagley received a lump-sum cash amount and the plaintiffs agreed to dismiss their claims against Lumbermens Mutual with prejudice. The cash settlement is held in a segregated account until the claims involving National Union have been resolved, at which time the amounts received in the action will be allocated between the Company and Mr. Bagley. The amount distributed to the Company and Mr. Bagley will be determined based on future negotiations between the Company and Mr. Bagley. The Company cannot currently estimate the amount of the settlement which it will ultimately receive. Upon determining the amount of the settlement which the Company will ultimately receive, the Company will record this as a contingent gain. On October 21, 2005, the court granted summary judgment in favor of National Union on its rescission defense and accordingly entered a judgment dismissing all of the claims asserted by ClearOne and Mr. Bagley. In connection with the summary judgment, the Company has been ordered to pay approximately $59 in expenses. However, due to the Lumbermans Mutual cash proceeds discussed above and the appeal to the summary judgment discussed below, this potential liability has not been recorded in the balance sheet as of June 30, 2005. On February 2, 2006, the Company and Mr. Bagley filed an appeal to the summary judgment granted on October 21, 2005 and intend to vigorously pursue the appeal and any follow-up proceedings regarding their claims against National Union, although no assurances can be given that they will be successful. The Company and Mr. Bagley have entered into a Joint Prosecution and Defense Agreement in connection with the action and the Company is paying all litigation expenses except litigation expenses which are solely related to Mr. Bagley’s claims in the litigation.

Wells Submission. The Company had been advised by the staff of the Salt Lake District Office of the SEC that the staff intended to recommend to the Commission that administrative proceedings be instituted to revoke the registration of the Company’s common stock based on the Company’s failure to timely file annual and quarterly reports with the Commission. The Company provided the staff with a so-called “Wells Submission” setting forth its position with respect to the staff’s intended recommendation. To date, the Commission has not instituted an administrative proceeding against the Company; however, there can be no assurance that the Commission will not institute an administrative proceeding in the future or that the Company would prevail if an administrative proceeding were instituted.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON’T)
(in thousands of dollars, except per share amounts)

The Pacific Technology & Telecommunications Collection Action. On August 12, 2003, the Company initiated a commercial arbitration proceeding against Pacific Technology & Telecommunications (“PT&T”), a former distributor, seeking to collect approximately $1,754 that PT&T owed the Company for inventory it purchased and received but did not pay for. PT&T denied the Company’s claim and asserted counterclaims. Subsequently, on April 20, 2004, PT&T filed for protection under Chapter 7 of the United States Bankruptcy Code, which had the effect of staying the proceeding. Following PT&T’s bankruptcy filing, the Company successfully negotiated a settlement with the bankruptcy trustee. Under the settlement, which has been approved by the bankruptcy court, the Company paid $25 and obtained the right to recover all unsold ClearOne inventory held by PT&T and the right to pursue on the basis of an assignment any claims that PT&T may have against any of its own officers or directors, subject, however, to a maximum recovery of $800. The Company is currently in the process of investigating whether any such claims exist and, if so, whether it would be in the Company’s best interest to pursue them given the anticipated legal expenses and the uncertainties of being able to collect any resulting favorable judgment. The settlement also resulted in the release and dismissal with prejudice of all of PT&T’s claims against the Company. To date, the Company has not recovered any inventory held by PT&T.

16.	Shareholders’ Equity

Private Placement

On December 11, 2001, the Company closed a private placement of 1,500,000 shares of common stock. Gross proceeds from the private placement were $25,500, before costs and expenses associated with this transaction, which totaled $1,665.

The Company also issued warrants to purchase 150,000 shares of its common stock at $17.00 per share to its financial advisor. Such warrants vested immediately and were valued at $1,556 using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0 percent, risk-free interest rate of 4.4 percent, expected price volatility of 68.0 percent, and contractual life of five years. The warrants expire on November 27, 2006. All warrants were outstanding as of June 30, 2005.

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

17.	Stock Options

The Company’s 1990 Incentive Plan (the “1990 Plan”) has shares of common stock available for issuance to employees and directors. Provisions of the 1990 Plan include the granting of stock options. Generally, stock options vest over a five-year period at 10 percent, 15 percent, 20 percent, 25 percent, and 30 percent per year. Certain other stock options vest in full after eight years. As of June 30, 2005, there were 30,750 options outstanding under the 1990 Plan and no additional options were available for grant under such plan.

The Company also has a 1998 Stock Option Plan (the “1998 Plan”). Provisions of the 1998 Plan include the granting of stock options. Of the options granted through December 1999, 1,066,000 will cliff vest after 9.75 years; however, such vesting was accelerated for 637,089 of these options upon meeting certain earnings per share goals through the fiscal year ended June 30, 2003. Of the options granted subsequent to December 1999 through June 2002, 1,248,250 will cliff vest after six years; however, such vesting was accelerated for 300,494 of these options upon meeting certain earnings per share goals through the fiscal year ended June 30, 2005. Under the 1998 Plan, 2,500,000 shares were authorized for grant. The 1998 Plan expires June 10, 2008, or when all the shares available under the plan have been issued if this occurs earlier. As of June 30, 2005, there were 1,462,362 options outstanding under the 1998 Plan and 735,514 options available for grant in the future.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON’T)
(in thousands of dollars, except per share amounts)

Stock option information for the fiscal years ending June 30, 2005, 2004, and 2003 with respect to the Company’s stock option plans is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price

Outstanding at June 30, 2002	1,518,956	$8.71
Granted	835,500	3.57
Expired and canceled	(350,200)	11.57
Exercised	(31,500)	2.72
Outstanding at June 30, 2003	1,972,756	6.12

Granted	1,118,250	4.37
Expired and canceled	(1,657,819)	4.72
Exercised	-	-
Outstanding at June 30, 2004	1,433,187	6.37

Granted	450,500	4.77
Expired and canceled	(390,575)	5.17
Exercised	-	-
Outstanding at June 30, 2005	1,493,112	$6.21

The following table summarizes information about stock options outstanding as of June 30, 2005:

	Options Outstanding			Options Exercisable
Exercise Price Range	Options Outstanding	Weighted Average Contractual Remaining Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

$0.00 to $2.04	30,750	0.5 years	$0.75	30,750	$0.75
$2.05 to $4.09	658,424	8.1 years	3.36	405,745	3.36
$4.10 to $6.13	250,000	9.1 years	5.23	-	-
$6.13 to $8.18	244,976	8.7 years	6.43	105,467	6.44
$8.19 to $10.22	13,581	4.4 years	9.67	11,144	9.67
$10.23 to $12.26	76,360	5.4 years	11.39	26,860	11.39
$12.27 to $14.31	126,946	5.0 years	13.30	78,714	13.58
$14.32 to $16.35	64,640	4.9 years	15.25	26,689	15.25
$16.36 to $18.40	26,935	5.0 years	17.15	5,005	17.15
$18.41 to $20.45	500	4.7 years	19.63	338	19.63
Total	1,493,112	7.6 years	$6.21	690,712	$5.86

The following are the options exercisable at the corresponding weighted average exercise price as of June 30, 2005, 2004, and 2003, respectively: 690,712 at $5.86; 469,810 at $6.43; and 839,871 at $4.80.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON’T)
(in thousands of dollars, except per share amounts)

The grant date weighted average fair value of options granted during the years ended June 30, 2005, 2004, and 2003 was $3.63, $3.29, and $2.50, respectively. The fair value of options was determined using the Black-Scholes option pricing model with the following weighted average assumptions for the fiscal years ended June 30, 2005, 2004, and 2003: expected dividend yield, 0 percent for each year; risk-free interest rate was 4.0 percent, 3.2 percent, and 2.5 percent, respectively; expected price volatility, 91.8 percent, 91.2 percent, and 90.0 percent; and expected life of options, 5.8, 5.2, and 4.9 years.

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

Due to the Company’s failure to remain current in its filing of periodic reports with the SEC, employees, executive officers, and directors are currently not allowed to exercise options under either the 1990 Plan or the 1998 Plan. Since December 2003, individual grants that had been affected by this situation were modified to extend the life of the option through the date the Company becomes current in its filings with the SEC and options again become exercisable. These modifications include (i) the extension of the post-service exercise period of vested options held by persons who have ceased to serve the Company; (ii) the extension of the option exercise period for maturing options that were fully vested and unexercised; (iii) the acceleration of vesting schedule for certain key employees whose employment terminated due to the sale of the conferencing services business to Premiere; and (iv) the acceleration of vesting schedule of one former officer at termination. The Company booked compensation expense of $41 and $200 during fiscal 2005 and fiscal 2004, respectively, due to these modifications.

18.	Employee Stock Purchase Plan

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

Employees can purchase common stock through payroll deductions of up to 10 percent of their base pay. Amounts deducted and accumulated by the employees are used to purchase shares of common stock on the last day of each month. The Company directs a participating broker to conduct open market purchases of the common stock and the purchase price is the price of the employee’s shares. The Company contributes to the account of the employee one share of common stock for every nine shares purchased by the employee under the ESPP. An employee may end participation at any time. Participation in the ESPP ends upon termination of employment. The program was suspended during fiscal 2003 due to the Company’s failure to remain current in its filing of periodic reports with the SEC. During the fiscal year ended June 30, 2003, 1,841 shares of common stock were issued under the ESPP. The ESPP is compensatory under APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Compensation expense from the ESPP was $8 for the fiscal year ended June 30, 2003.

19.	Significant Customers

During the fiscal years ended June 30, 2005, 2004, and 2003, revenues in the Company’s product segment included sales to three different distributors that represented more than 10 percent each. The following table summarizes the percentage of total revenue for the fiscal years ended June 30, 2005, 2004, and 2003:

Product Segment Revenues
	2005	2004	2003
Customer A	28.0%	27.4%	17.5%
Customer B	19.2%	18.3%	12.7%
Customer C	16.0%	18.6%	11.3%
Total	63.2%	64.3%	41.5%

The following table summarizes the percentage of total gross accounts receivable for the fiscal years ended June 30, 2005 and 2004:
Gross Accounts Receivable
	2005	2004
Customer A	29.4%	23.3%
Customer B	18.7%	17.2%
Customer C	13.9%	22.8%
Total	62.0%	63.3%

These distributors facilitate product sales to a large number of end-users, none of which is known to account for more than 10 percent of the Company’s revenue from product sales. Nevertheless, the loss of one or more distributors could reduce revenues and have a material adverse effect on the Company’s business and results of operations.

20.	Severance Charges

During the fiscal year ended June 30, 2003, the Company recorded a total of $362 in severance and other related costs associated with a reduction of 43 employees in the United States and Ireland. Such costs were included in operating expenses during the year ended June 30, 2003. The Company paid out this entire amount during the year ended June 30, 2003.

During the fiscal year ended June 30, 2004, the Company recorded a total of $182 in severance associated with settlement agreements and releases with three former executive officers in connection with the cessation of their employment. Such costs were included in operating expenses during the year ended June 30, 2004. The Company paid these amounts during the years ended June 30, 2004 and 2005. Additionally and in connection with the employment separation agreements between the Company and Ms. Flood and the Company and Ms. Strohm, the Company recorded compensation expense of $306 and $56, respectively (see Note 15).

During the fiscal year ended June 30, 2005, the Company recorded a total of $100 in severance associated with the severance agreement with one of the Company’s former Vice-Presidents, on July 15, 2004 and a total of $175 in severance associated with the closing of the Germany office. Such costs were included in operating expenses during the year ended June 30, 2005.

21.	Retirement Savings and Profit Sharing Plan

The Company has a 401(k) retirement savings and profit sharing plan to which it makes discretionary matching contributions, as authorized by the Board of Directors. All full-time employees who are at least 21 years of age and have a minimum of sixty days of service with the Company are eligible to participate in the plan. Matching contributions are 20 percent up to 6 percent of the employee’s earnings, paid bi-weekly; however, prior to the fiscal year ended June 30, 2003, the Company paid matching contributions at fiscal year-end. The Company’s retirement plan contribution expense for the fiscal years ended June 30, 2005, 2004, and 2003 totaled $53, $30, and $0, respectively.

22.	Income Taxes

Loss from continuing operations before income taxes consisted of the following:

	Years Ended June 30,
	2005	2004	2003

U.S.	$(1,148)	$(12,438)	$(17,823)
Non-U.S.	52	183	(371)
	$(1,096)	$(12,255)	$(18,194)

The benefit (provision) for income taxes on income from continuing operations consisted of the following:

	Years Ended June 30,
	2005	2004	2003
Current:
U.S. Federal	$2,845	$3,698	$3,461
U.S. State	423	163	131
Non-U.S.	(20)	(46)	(16)
Total current	$3,248	$3,815	$3,576

Deferred:
U.S. Federal	(2,236)	666	771
U.S. State	(337)	440	613
Non-U.S.	-	-	-
Change in deferred before valuation allowance	(2,573)	1,106	1,384
Decrease (increase) in valuation allowance	2,573	(4,185)	(3,608)
Total deferred	-	(3,079)	(2,224)

Benefit for income taxes	$3,248	$736	$1,352

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON’T)
(in thousands of dollars, except per share amounts)

The following table presents the principal reasons for the difference between the actual effective income tax rate and the expected U.S. federal statutory income tax rate of 34.0 percent on income from continuing operations:

	Years Ended June 30,
	2005	2004	2003
U.S. federal statutory income tax rate at 34.0 percent	$373	$4,167	$6,186
State income tax (provision) benefit, net of federal income
tax effect	(3)	75	53
Research and development credit	188	108	-
Foreign earnings or losses taxed at different rates	(3)	(10)	(255)
Impairment of E.mergent goodwill	-	-	(1,709)
Change in valuation allowance	2,573	(4,185)	(3,608)
Valuation allowance change attributable to state tax impact
and other	-	436	661
Non-deductible items and other	120	145	24

Benefit for income taxes	$3,248	$736	$1,352

Deferred income taxes are determined based on the differences between the financial reporting and income tax bases of assets and liabilities using enacted income tax rates expected to apply when the differences are expected to be settled or realized. As of June 30, 2005 and 2004, significant components of the net U.S. deferred income tax assets and liabilities were as follows:

	As of June 30,
	2005	2004
Deferred income tax assets:
Net operating loss carryforwards	$786	$1,838
Accrued liabilities	1,649	3,865
Allowance for sales returns and doubtful accounts	18	9
Inventory reserve	757	1,019
Deferred revenue	1,086	1,455
Installment sale of discontinued operations	172	178
Accumulated research and development credits	333	382
Alternative minimum tax credits	355	355
Basis difference in intangible assets	922	797
Other	266	227
Subtotal	6,344	10,125
Valuation allowance	(5,909)	(9,507)
Deferred income tax assets	435	618

Deferred income tax liabilities:
Difference in property and equipment basis	(435)	(618)
Other	-	-
Deferred income tax liabilities	(435)	(618)

Net deferred income tax assets	$-	$-

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON’T)
(in thousands of dollars, except per share amounts)

Deferred income tax assets and liabilities were netted by income tax jurisdiction and were reported in the consolidated balance sheets as of June 30, 2005 and 2004, as follows:

	As of June 30,
	2005	2004

Current deferred income tax assets	$270	$401
Long-term deferred income tax assets	-	-
Current deferred income tax liabilities	-	-
Long-term deferred income tax liabilities	(270)	(401)
Net deferred income tax assets	$-	$-

The Company has not provided for U.S. deferred income taxes or foreign withholding taxes on the undistributed earnings of its non-U.S. subsidiaries since these earnings are intended to be reinvested indefinitely and therefore, the foreign currency translation adjustment included in other comprehensive income has not been tax affected. It is not practical to estimate the amount of additional taxes that might be payable on such undistributed earnings. Total undistributed earnings from foreign subsidiaries were $367, $559, and $205 for the fiscal years ended June 30, 2005, 2004, and 2003, respectively.

As of June 30, 2005, the Company had research credit and alternative minimum tax credit carryforwards for U.S. federal income tax reporting purposes of $182 and $355, respectively, which will begin to expire in 2025. As of June 30, 2005, the Company utilized $697 in net operating loss (“NOL”) and $159 in research credits carryforwards that the Company acquired when it purchased E.mergent. These carryforwards were subject to a full valuation allowance at the time of acquisition. Since these carryforwards were utilized in the current year, the Company credited the tax benefit for the utilization of these carryforwards to other intangible assets acquired in the E.mergent acquisition since the goodwill related to the E.mergent acquisition was fully impaired at June 30, 2003. On June 30, 2005, the Company also had state NOL and research and development tax credit carryforwards of approximately $15,713 and $151, respectively, which expire depending on the rules of the various states to which the carryovers relate. The Company also has a NOL carryforward in its Irish subsidiary. However, the Company is in the process of closing its Irish subsidiary and does not anticipate ever being able to use these losses and has not separately reported these amounts.

The Internal Revenue Code contains provisions that reduce or limit the availability and utilization of NOL and credit carryforwards if certain changes in ownership have taken place. The Company has not determined if it has undergone an ownership change under these provisions. If the Company has undergone an ownership change under these rules, the Company’s ability to utilize its NOLs and credit carryovers may be limited. However, as a result of an ownership change associated with the acquisition of E.mergent, utilization of E.mergent’s NOL and research and development credit carryfowards arising prior to the ownership change date were limited to an amount not to exceed the value of E.mergent on the ownership change date multiplied by the federal long-term tax-exempt rate. If the annual limitation of $1,088 is not utilized in any particular year, it will remain available on a cumulative basis through the expiration date of the applicable NOL and credit carryforwards. During the year ended June 30, 2005, the Company was able to utilize E.mergent’s federal NOL and research and development credit carryforwards.

SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Valuation allowances were recorded in fiscal 2005, 2004, and 2003 due to the uncertainty of realization of the assets based upon a number of factors, including lack of profitability in 2004, 2003, and 2002 and a cumulative three-year loss in fiscal 2005. For the years ended June 30, 2005 and 2004, the Company has recorded a valuation allowance against all of its net deferred tax assets. A full valuation allowance was recorded because none of the net deferred tax assets would generate a NOL that could be carried back to a prior tax year. Based on the Company’s lack of cumulative profitability in recent years it is more likely than not that all of the net deferred tax assets will not be realized that cannot be carried back to prior tax years.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON’T)
(in thousands of dollars, except per share amounts)

The net change in the Company’s domestic valuation allowance was a decrease of $3,598 for the year ended June 30, 2005 and an increase of $4,255 and $3,527 for the years ended June 30, 2004 and 2003, respectively.

23.	Related-Party Transactions

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

The Company and Mr. Bagley jointly filed an action against National Union and Lumbermens Mutual. For additional discussion see Note 15 under The Insurance Coverage Action.

At June 30, 2004, the Company had an intercompany loan due from OM Video in the amount of $200. (see Note 4). The loan was provided as working capital. The balance due was paid during fiscal 2005.

24.	Segment and Geographic Information

During the fiscal years ended June 30, 2005, 2004, and 2003, the Company included in continuing operations two operating segments - products and business services. The Company’s Chief Executive Officer and senior management rely on internal management reports that provide financial and operational information by operating segment. The Company’s management makes financial decisions and allocates resources based on the information it received from these internal management reports. The business services segment was established in fiscal 2002 as a result of the acquisition of E.mergent in late fiscal 2002 and included certain operations of E.mergent, the operations of OM Video, and one software license agreement associated with the broadcast telephone interface product line. During fiscal 2004, the Company sold its business services-related E.mergent operations. During fiscal 2005, the Company sold its Canadian business services-related OM Video operations and accordingly these operations have been omitted from these disclosures (see Note 4). Because of the changes in the Company’s operations and the information being provided to the Company’s Chief Executive Officer, the segment disclosures for fiscal 2005, 2004, and 2003 have been restated to incorporate these changes.

The Company’s segments are strategic business units that offer products and services to satisfy different customer needs. They are managed separately because each segment requires focus and attention on its market and distribution channel. The products segment includes products for audio conferencing products, video conferencing products, and sound reinforcement products. The business services segment included one software license agreement with Comrex associated with the broadcast telephone interface product line, a perpetual software license to use the Company’s technology, along with one free year of maintenance and support. (see Note 6).

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

The United States was the only country to contribute more than 10 percent of total revenues in each fiscal year. The Company’s revenues are substantially denominated in U.S. dollars and are summarized geographically as follows (in thousands):

	Years Ended June 30,
	2005	2004	2003

United States	$23,464	$21,654	$19,683
Canada	779	346	205
All other countries	7,402	5,966	8,678
Total	$31,645	$27,966	$28,566

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON’T)
(in thousands of dollars, except per share amounts)

The Company’s long-lived assets, net of accumulated depreciation, located outside of the United States are $0, $33, and $39, for the fiscal years ended June 30, 2005, 2004, and 2003, respectively.

The following tables summarize the Company’s segment information:

	Product	Business Services	Total
2005:
Revenue	$31,645	$-	$31,645
Gross profit	16,694	-	16,694

2004:
Revenue	$27,836	$130	$27,966
Gross profit	11,457	130	11,587

2003:
Revenue	$27,512	$1,054	$28,566
Gross profit	9,397	1,054	10,451

The reconciliation of segment information to the Company’s consolidated totals is as follows (in thousands):

	Year Ended June 30, 2005
	Product	Corporate	Total

Gross profit	$16,694	$-	$16,694
Marketing and selling expense	(9,070)	-	(9,070)
General and administrative expense	(343)	(5,146)	(5,489)
Settlement in shareholders' class action	-	2,046	2,046
Research and product development expense	(5,305)	-	(5,305)
Impairment charge (see Note 26)	(180)	-	(180)
Restructuring charge (see Note 26)	(110)	-	(110)
Interest income	-	425	425
Interest expense	-	(104)	(104)
Other income (expense), net	-	(3)	(3)
Benefit for income taxes	-	3,248	3,248
Total income from continuing operations	$1,686	$466	$2,152

Depreciation and amortization expense	$2,366	$-	$2,366

Identifiable assets	$16,092	$21,929	$38,021

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON’T)
(in thousands of dollars, except per share amounts)

	Year Ended June 30, 2004
	Product	Business Services	Corporate	Total

Gross profit	$11,457	$130	$-	$11,587
Marketing and selling expense	(8,497)	-	-	(8,497)
General and administrative expense	(406)	-	(6,361)	(6,767)
Settlement in shareholders' class action	-	-	(4,080)	(4,080)
Research and product development expense	(4,237)	-	-	(4,237)
Interest income	-	-	52	52
Interest expense	-	-	(183)	(183)
Other income (expense), net	-	-	(130)	(130)
Benefit for income taxes	-	-	736	736
Total income from continuing operations	$(1,683)	$130	$(9,966)	$(11,519)

Depreciation and amortization expense	$1,934	$-	$-	$1,934

Identifiable assets	$17,732	$-	$9,951	$27,683

	Year Ended June 30, 2003
	Product	Business Services	Corporate	Total

Gross profit	$9,397	$1,054	$-	$10,451
Marketing and selling expense	(7,070)	-	-	(7,070)
General and administrative expense	(365)	-	(5,550)	(5,915)
Settlement in shareholders' class action	-	-	(7,325)	(7,325)
Research and product development expense	(3,281)	-	-	(3,281)
Impairment losses	(5,102)	-	-	(5,102)
Interest income	-	-	85	85
Interest expense	-	-	(91)	(91)
Other income (expense), net	-	-	54	54
Benefit for income taxes	-	-	1,352	1,352
Total income from continuing operations	$(6,421)	$1,054	$(11,475)	$(16,842)

Depreciation and amortization expense	$1,805	$-	$-	$1,805

Identifiable assets	$14,255	$-	$14,417	$28,672

25.	Closing of Germany Office

During December 2004, the Company closed its Germany office and consolidated its activity with the United Kingdom office. Costs associated with closing the Germany office totaled $305 in fiscal 2005 and included operating leases and severance payments.

26.	Manufacturing Transition

In May 2005, the Company approved an impairment action and a restructuring action in connection with its decision to outsource its Salt Lake City manufacturing operations. (see Note 27). These actions were intended to improve the overall cost structure for the product segment by focusing resources on other strategic areas of the business. The Company recorded an impairment charge of $180 and a restructuring charge of $110 during the fiscal year ended June 30, 2005 as a result of these actions. These charges are disclosed separately in the accompanying consolidated statements of operations. The impairment charge consisted of an immediate impairment of certain property and equipment of $180 that had value to the Company while it manufactured product but that was not purchased by TPM and are not likely to be sold. These assets would have remained in service had the Company not outsourced its manufacturing operations. The restructuring charge also consisted of severance and other employee termination benefits of $70 related to a workforce reduction of approximately 20 employees who were transferred to an employment agency used by TPM to transition the workforce and a charge of $40 related to the operating lease for the Company’s manufacturing facilities that would no longer be used by the Company. (see Note 12). All severance payments were paid by December 31, 2005.

The following table summarizes the Company’s restructuring charges for the fiscal year ended June 30, 2005:

	Severance	Manufacturing Facilities Lease	Total

Balance at 06/30/2004	$-	$-	$-
Restructuring charge	70	40	110
Utilized	-	-	-
Balance at 06/30/2005	$70	$40	$110

27.	Subsequent Events

The Shareholders’ Class Action. On May 23, 2005, the court order was amended to require the Company to pay cash in lieu of stock to those members of the class who would otherwise have been entitled to receive fewer than 100 shares of stock. On September 29, 2005, the Company completed its obligations under the settlement agreement by issuing a total of 1,148,494 shares of the Company’s common stock to the plaintiff class, including 228,000 shares previously issued in November 2004, and the Company paid an aggregate of $127 in cash in lieu of shares to those members of the class who would otherwise have been entitled to receive an odd-lot number of shares or who resided in states in which there was no exemption available for the issuance of shares. The cash payments were calculated on the basis of $2.46 per share which was equal to the higher of (i) the closing price for the Company’s common stock as reported by the Pink Sheets on the business day prior to the date the shares were mailed, or (ii) the average closing price over the five trading days prior to such mailing date. (see Note 15).

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON’T)
(in thousands of dollars, except per share amounts)

Third-Party Manufacturing Agreement. On August 1, 2005, the Company entered into a Manufacturing Agreement with TPM pursuant to which the Company agreed to outsource its Salt Lake City manufacturing operations. The agreement is for an initial term of three years, which shall automatically be extended for successive and additional terms of one year each unless terminated by either party upon 120 days advance notice at any time after the second anniversary of the agreement. The agreement generally provides, among other things, that TPM shall: (i) furnish the necessary personnel, material, equipment, services, and facilities to be the exclusive manufacturer of substantially all the Company’s products that were previously manufactured at its Salt Lake City, Utah manufacturing facility, and the non-exclusive manufacturer of a limited number of products, provided that the total cost to the Company (including price, quality, logistic cost, and terms and conditions of purchase) is competitive; (ii) provide repair service, warranty support, and proto-type services for new product introduction on terms to be agreed upon by the parties; (iii) purchase certain items of the Company’s manufacturing equipment; (iv) lease certain other items of the Company’s manufacturing equipment and have a one-year option to purchase such leased items; (v) have the right to lease the Company’s former manufacturing employees from a third-party employee leasing company; and (vi) purchase the Company’s parts and materials on hand and in transit at the Company’s cost for such items with the purchase price payable on a monthly basis when and if such parts and materials are used by TPM. The parties also entered into a one-year sublease for approximately 12,000 square feet of manufacturing space located in the Company’s headquarters in Salt Lake City, Utah, which sublease may be terminated by either party upon 90 days notice. The agreement provides that products shall be manufactured pursuant to purchase orders submitted by the Company at purchase prices to be agreed upon by the parties, subject to adjustment based upon such factors as volume, long range forecasts, change orders, etc. The Company also granted TPM a right of first refusal to manufacture new products developed by the Company at a cost to the Company (including price, quality, logistic cost, and terms and conditions of purchase) that is competitive. Costs associated with outsourcing the Company’s manufacturing totaled $290 including severance payments, facilities no longer used by the Company, and impairment of property and equipment that will be disposed of. The Company recorded the charge in the fiscal 2005 consolidated financial statements. (see Note 26).

Payoff of Burk Note Receivable. On August 22, 2005, the Company entered into a Mutual Release and Waiver Agreement with Burk pursuant to which Burk paid $1,346 in full satisfaction of the promissory note, which included a discount of $119. As part of the Mutual Release and Waiver Agreement, the Company waived any right to future commission payments from Burk and both parties granted mutual releases to one another with respect to claims and liabilities. (see Note 5).

Sale of Conferencing Services. In January 2006, the Company received the approximately $1,000 in the Indemnity Escrow account from Premiere. (see Note 4).

Settlement Agreement and Release. The Company entered into a settlement agreement and release with its former Vice-President - Human Resources in connection with the cessation of her employment, which generally provided for her resignation from her position and employment with the Company, the payment of severance, and a general release of claims against the Company by her. On February 20, 2006, an agreement was entered into which generally provided for a severance payment of $93.3 and her surrender and delivery to the Company of 145,000 stock options (86,853 of which were vested).