Form 10-Q
period 2005-09-30
CLEARONE COMMUNICATIONS INC
filed 2006-05-31
CIK 840715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission file number: 000-17219

CLEARONE COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0398877
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

1825 Research Way, Salt Lake City, Utah	84119
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (801) 975-7200

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Larger Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 12,184,727 shares of the Company’s Common Stock, par value $0.001, outstanding on May 15, 2006.

CLEARONE COMMUNICATIONS, INC.
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements reflect our views with respect to future events based upon information available to us at this time. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from these statements. Forward-looking statements are typically identified by the use of the words “believe,” “may,” “could,” “will,” “should,” “expect,” “anticipate,” “estimate,” “project,” “propose,” “plan,” “intend,” and similar words and expressions; however, not all forward-looking statements contain these words. Examples of forward-looking statements are statements that describe the proposed development, manufacturing, and sale of our products; statements that describe our results of operations, pricing trends, the markets for our products, our anticipated capital expenditures, our cost reduction and operational restructuring initiatives, and regulatory developments; statements with regard to the nature and extent of competition we may face in the future; statements with respect to the sources of and need for future financing; and statements with respect to future strategic plans, goals, and objectives. Forward-looking statements are contained in this report in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” and Item 4, “Controls and Procedures” included in this Quarterly Report on Form 10-Q. The forward-looking statements are based on present circumstances and on our predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences and timing than those now assumed or anticipated. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the risk factors discussed in this report under Part II - Other Information, Item 1A, “Risk Factors” and the application of “Critical Accounting Policies” as discussed in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These cautionary statements are intended to be applicable to all related forward-looking statements wherever they appear in this report. The cautionary statements contained or referred to in this report should also be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. Any forward-looking statements are made only as of the date of this report and ClearOne assumes no obligation to update forward-looking statements to reflect subsequent events, changes in circumstances, or changes in estimates.

CAUTIONARY STATEMENT REGARDING THE FILING DATE OF THIS REPORT AND THE ANTICIPATED FUTURE FILINGS OF ADDITIONAL PAST-DUE REPORTS

This Quarterly Report on Form 10-Q for the first quarter of the fiscal year ending June 30, 2006 is first being filed in May 2006. Shareholders and others are cautioned that the financial statements included in this report are over eight months old and are not necessarily indicative of the operating results that may be expected for the fiscal year ending June 30, 2006. Shareholders and others should also be aware that the staff of the Salt Lake District Office of the Securities and Exchange Commission (“SEC”) intended to recommend to the Commission that administrative proceedings be instituted to revoke the registration of the Company’s common stock based on the Company’s failure to timely file annual and quarterly reports with the Commission. The Company provided the staff with a so-called “Wells Submission” setting forth its position with respect to the staff’s intended recommendation. To date, the Commission has not instituted an administrative proceeding against the Company; however, there can be no assurance that the Commission will not institute an administrative proceeding in the future or that the Company would prevail if an administrative proceeding were instituted.

CLEARONE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands of dollars, except per share amounts)

	September 30,	June 30,
	2005	2005

ASSETS
Current assets:
Cash and cash equivalents	$2,189	$1,892
Marketable securities	17,000	15,800
Accounts receivable, net of allowance for doubtful accounts of $49 and $46, respectively	7,270	6,859
Inventories, net	4,640	5,806
Income tax receivable	3,572	3,952
Deferred income taxes, net	158	270
Prepaid expenses	579	300
Total current assets	35,408	34,879

Property and equipment, net	2,541	2,805
Intangibles, net	280	322
Other assets	15	15
Deferred taxes	-	-
Total assets	$38,244	$38,021

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,733	$2,163
Accrued liabilities	2,000	5,622
Deferred product revenue	4,848	5,055
Total current liabilities	8,581	12,840

Deferred income taxes, net	158	270
Total liabilities	8,739	13,110

Commitments and contingencies (see Note 8)

Shareholders' equity:
Common stock, par value $0.001, 50,000,000 shares authorized,
12,184,727 and 11,264,233 shares issued and outstanding, respectively	12	11
Additional paid-in capital	51,966	49,393
Deferred compensation	-	(33)
Accumulated deficit	(22,473)	(24,460)
Total shareholders' equity	29,505	24,911
Total liabilities and shareholders' equity	$38,244	$38,021

See accompanying notes to condensed consolidated financial statements

CLEARONE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands of dollars, except per share amounts)

	Three Months Ended
	September 30,	September 30,
	2005	2004

Product Revenue:	$9,527	$6,747

Cost of goods sold:
Product	4,552	3,423
Product inventory write-offs	93	374
Total cost of goods sold	4,645	3,797
Gross profit	4,882	2,950

Operating expenses:
Marketing and selling	1,812	2,086
General and administrative	1,771	1,435
Settlement in shareholders' class action	(1,205)	(1,020)
Research and product development	1,799	1,105
Total operating expenses	4,177	3,606

Operating income (loss)	705	(656)

Other income (expense), net:
Interest income	159	84
Interest expense	-	(55)
Other, net	7	5
Total other income (expense), net	166	34

Income (loss) from continuing operations before income taxes	871	(622)
Benefit from income taxes	178	232
Income (loss) from continuing operations	1,049	(390)

Discontinued operations:
Loss from discontinued operations	-	(41)
Gain on disposal of discontinued operations	1,496	17,369
Income tax provision	(558)	(3,982)
Income from discontinued operations	938	13,346

Net income	$1,987	$12,956

Comprehensive income:
Net income	$1,987	$12,956
Foreign currency translation adjustments	-	70

Comprehensive income:	$1,987	$13,026

See accompanying notes to condensed consolidated financial statements

CLEARONE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (CONTINUED)
(Unaudited)
(in thousands of dollars, except per share amounts)

	Three Months Ended
	September 30,	September 30,
	2005	2004

Basic earnings (loss) per common share from continuing operations	$0.09	$(0.04)
Diluted earnings (loss) per common share from continuing operations	$0.09	$(0.03)

Basic earnings (loss) per common share from discontinued operations	$0.08	$1.20
Diluted earnings (loss) per common share from discontinued operations	$0.08	$1.08

Basic earnings (loss) per common share	$0.18	$1.16
Diluted earnings (loss) per common share	$0.16	$1.05

Basic weighted average shares	11,284,244	11,036,233
Diluted weighted average shares	12,278,664	12,406,363

See accompanying notes to condensed consolidated financial statements

CLEARONE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands of dollars, except per share amounts)

	Three Months Ended
	September 30,	September 30,
	2005	2004
Cash flows from operating activities:
Net income (loss) from continuing operations	$1,049	$(390)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operations:
Depreciation and amortization expense	368	528
Stock-based compensation	342	22
Write-off of inventory	93	374
(Gain) loss on disposal of assets and fixed assets write-offs	(40)	-
Provision for doubtful accounts	3	16
Purchase accounting adjustment	-	395
Changes in operating assets and liabilities:
Accounts receivable	(414)	844
Inventories	1,072	(11)
Prepaid expenses and other assets	(280)	153
Accounts payable	(430)	(1,150)
Accrued liabilities	(1,357)	(261)
Income taxes	380	3,106
Deferred product revenue	(207)	(485)
Net change in other assets/liabilities	1	2
Net cash provided by continuing operating activities	580	3,143
Net cash provided by discontinued operating activities	-	618
Net cash provided by operating activities	580	3,761

Cash flows from investing activities:
Purchase of property and equipment	(64)	(254)
Proceeds from the sale of property and equipment	43	1
Purchase of marketable securities	(3,000)	(25,000)
Sale of marketable securities	1,800	6,350
Net cash used in continuing investing activities	(1,221)	(18,903)
Net cash provided by discontinued investing activities	938	14,216
Net cash used in investing activities	(283)	(4,687)

Cash flows from financing activities:
Principal payments on capital lease obligations	-	(8)
Principal payments on note payable	-	(170)
Net cash used in continuing financing activities	-	(178)
Net cash used in discontinued financing activities	-	-
Net cash used in financing activities	-	(178)

Net increase in cash and cash equivalents	297	(1,104)
Cash and cash equivalents at the beginning of the period	1,892	4,207
Cash and cash equivalents at the end of the period	$2,189	$3,103

See accompanying notes to condensed consolidated financial statements

CLEARONE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)
(in thousands of dollars, except per share amounts)

	Three Months Ended
	September 30,	September 30,
	2005	2004
Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$55
Cash paid (received) for income taxes	-	-

Supplemental disclosure of non-cash financing activities:
Value of common shares issued in shareholder settlement	$2,264	$-

See accompanying notes to condensed consolidated financial statements

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands of dollars, except per share amounts)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, consisting of the condensed consolidated balance sheets as of September 30, 2005 and June 30, 2005, the condensed consolidated statements of operations for the three months ended September 30, 2005 and 2004, and the condensed consolidated statements of cash flows for the three months ended September 30, 2005 and 2004, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2005.

In management’s opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for the entire year or for any future period.

2. Summary of Significant Accounting Policy Update

Pervasiveness of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Key estimates in the accompanying condensed consolidated financial statements include, among others, revenue recognition, allowances for doubtful accounts and product returns, provisions for obsolete inventory, valuation of long-lived assets including goodwill, and deferred income tax asset valuation allowances. Actual results could differ materially from these estimates.

Revenue Recognition - The Company evaluates, at each quarter-end, the inventory in the channel through information provided by certain of its distributors.  The level of inventory in the channel will fluctuate up or down, each quarter, based upon these distributors’ individual operations.  Accordingly, each quarter-end revenue deferral is calculated and recorded based upon the underlying, estimated channel inventory at quarter-end.  The amounts of deferred cost of goods sold were included in consigned inventory. The following table details the amount of deferred revenue and cost of goods sold at each period end for the 15-month period ended September 30, 2005.

	Deferred Revenue	Deferred Cost of Goods Sold	Deferred Gross Profit

September 30, 2005	$4,848	$2,373	$2,475
June 30, 2005	5,055	2,297	2,758
March 31, 2005	5,456	2,321	3,135
December 31, 2004	3,867	1,609	2,258
September 30, 2004	5,617	1,920	3,697
June 30, 2004	6,107	2,381	3,726

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
(in thousands of dollars, except per share amounts)

Share-Based Payment - Prior to June 30, 2005 and as permitted under the original Statement of Financial Accounting Standards (“SFAS”) No. 123, the Company accounted for its share-based payments following the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as interpreted. Accordingly, no share-based compensation expense had been reflected in the Company’s fiscal 2005 statements of operations for unmodified option grants since (1) the exercise price equaled the market value of the underlying common stock on the grant date and (2) the related number of shares to be granted upon exercise of the stock option was fixed on the grant date.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Primarily, SFAS No. 123R focuses on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

SFAS No. 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the awards - the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Therefore, if an employee does not ultimately render the requisite service, the costs associated with the unvested options will not be recognized, cumulatively.

Effective July 1, 2005, the Company adopted SFAS No. 123R and its fair value recognition provisions using the modified prospective transition method. Under this transition method, stock-based compensation cost recognized after July 1, 2005 includes the straight-line basis compensation cost for (a) all share-based payments granted prior to July 1, 2005, but not yet vested, based on the grant date fair values used for the pro-forma disclosures under the original SFAS No. 123 and (b) all share-based payments granted or modified on or after July 1, 2005, in accordance with the provisions of SFAS No. 123R. See Note 9 for information about the Company’s various share-based compensation plans, the impact of adoption of SFAS No. 123R, and the assumptions used to calculate the fair value of share-based compensation.

If assumptions change in the application of SFAS No. 123R in future periods, the stock-based compensation cost ultimately recorded under SFAS No. 123R may differ significantly from what was recorded in the current period.

Recent Accounting Pronouncements

Accounting for Asset Retirement Obligations in the European Union

In June 2005, the FASB issued a FASB Staff Position (“FSP”) interpreting SFAS No. 143, “Accounting for Asset Retirement Obligations,” specifically FSP 143-1, “Accounting for Electronic Equipment Waste Obligations.” FSP 143-1 addresses the accounting for obligations associated with Directive 2002/96/EC, “Waste Electrical and Electronic Equipment,” which was adopted by the European Union (“EU”). The FSP provides guidance on how to account for the effects of the Directive but only with respect to historical waste associated with products placed on the market on or before August 13, 2005. FSP 143-1 is effective beginning with the Company’s fiscal 2006 financial statements. Management does not believe that the adoption of FSP 143-1 had a material effect on the Company’s business, results of operations, financial position, or liquidity.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
(in thousands of dollars, except per share amounts)

Inventory Costs

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an Amendment of ARB No. 43,” which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective beginning with the Company’s fiscal 2006 financial statements. There was not a significant impact on the Company’s business, results of operations, financial position, or liquidity from the adoption of this standard.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3” in order to converge U.S. accounting standards with International Accounting Standards. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition of a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, it does not change the transition provisions of any existing accounting pronouncements. The Company does not believe that the adoption of SFAS No. 154 will have a material effect on its business, results of operations, financial position, or liquidity.

Other-Than-Temporary Impairment

In March 2004, the FASB issued Emerging Issues Task Force (“EITF”) No. 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” which provides new guidance for assessing impairment losses on debt and equity investments. The new impairment model applies to investments accounted for under the cost or equity method and investments accounted for under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” EITF No. 03-01 also includes new disclosure requirements for cost method investments and for all investments that are in an unrealized loss position. In September 2004, the FASB delayed the accounting provisions of EITF No. 03-01; however, the disclosure requirements remain effective. The Company does not expect that the adoption of this EITF to have a material impact on its business, results of operations, financial position, or liquidity.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
(in thousands of dollars, except per share amounts)

3. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended
	September 30,	September 30,
	2005	2004
Numerator:
Income (loss) from continuing operations	$1,049	$(390)
Income (loss) from discontinued operations, net of tax	-	(32)
Gain (loss) on disposal of discontinued operations, net of tax	938	13,378
Net income (loss)	$1,987	$12,956
Denominator:
Basic weighted average shares	11,284,244	11,036,233
Dilutive common stock equivalents using treasury stock method	994,420	1,370,130
Diluted weighted average shares	12,278,664	12,406,363

Basic earnings (loss) per common share:
Continuing operations	$0.09	$(0.04)
Discontinued operations	-	(0.00)
Disposal of discontinued operations	0.08	1.20
Net income (loss)	0.18	1.16
Diluted earnings (loss) per common share:
Continuing operations	$0.09	$(0.03)
Discontinued operations	-	(0.00)
Disposal of discontinued operations	0.08	1.08
Net income (loss)	0.16	1.05

Options that had an exercise price greater than the average market price of the common shares (“Out-of-the-Money Options”) during the respective period were not included in the computation of diluted earnings per share as the effect would be anti-dilutive. An average total of 1,454,061 and 1,503,057 Out-of-the-Money Options were not included during the three months ended September 30, 2005 and 2004, respectively. Warrants to purchase 150,000 shares of common stock were outstanding as of September 30, 2005 and 2004, but were not included in the computation of diluted earnings per share for the three month periods ended September 30, 2005 and 2004 as the effect would be anti-dilutive. During fiscal 2004, the Company entered into a settlement agreement related to the shareholders’ class action and agreed to issue 1.2 million shares of its common stock; however, certain of these shares were settled in cash in lieu of common stock (see Note 8). The Company issued 228,000 shares in November 2004 and 920,494 shares in September 2005.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
(in thousands of dollars, except per share amounts)

4. Discontinued Operations

During fiscal 2005, the Company completed the sale of its conferencing services business component to Clarinet, Inc., an affiliate of American Teleconferencing Services, Ltd. doing business as Premiere Conferencing (“Premiere”) and the sale of its Canadian audiovisual integration services, OM Video, to 6351352 Canada Inc, a Canada corporation (the “OM Purchaser”). Accordingly, the results of operations and the financial position have been reclassified in the accompanying condensed consolidated financial statements as discontinued operations. Additionally, during fiscal 2001, the Company sold certain assets to Burk Technology, Inc. (“Burk”) whose sales proceeds are included with discontinued operations. Summary operating results of the discontinued operations are as follows:

	Three Months Ended
	September 30,	September 30,
	2005	2004

Loss from discontinued operations:
OM Video	$-	$(41)

Gain on disposal of discontinued operations:
Conferencing services business	$-	$17,369
OM Video	150	-
Burk	1,346	-
Total gain on disposal of discontinued operations	1,496	17,369

Income tax (provision) benefit:
Conferencing services business	$-	$(3,991)
OM Video	(56)	9
Burk	(502)	-
Total income tax (provision) benefit	(558)	(3,982)

Total income from discontinued operations, net of income taxes:
Conferencing services business	$-	$13,378
OM Video	94	(32)
Burk	844	-
Total income from discontinued operations,
net of income taxes	$938	$13,346

Conferencing Services

On July 1, 2004, the Company sold its conferencing services business component to Premiere. Consideration for the sale consisted of $21,300 in cash. Of the purchase price, $300 was placed into a working capital escrow account and an additional $1,000 was placed into an 18-month Indemnity Escrow account. The Company received the $300 working capital escrow funds approximately 90 days after the execution date of the contract. The Company received the $1,000 in the Indemnity Escrow account in January 2006. Additionally, $1,365 of the proceeds was utilized to pay off equipment leases pertaining to assets being conveyed to Premiere. The Company realized a pre-tax gain on the sale of $17,369 during the three months ended September 30, 2004.

OM Video

On March 4, 2005, the Company sold all of the issued and outstanding stock of its Canadian subsidiary, ClearOne Communications of Canada, Inc. (“ClearOne Canada”) to 6351352 Canada Inc., a Canada corporation. ClearOne Canada owned all the issued and outstanding stock of Stechyson Electronics, Ltd., which conducts business under the name OM Video. The Company agreed to sell the stock of ClearOne Canada for $200 in cash; a $1,256 note receivable over a 15-month period, with interest accruing on the unpaid balance at the rate of 5.3 percent per year; and contingent consideration ranging from 3.0 percent to 4.0 percent of related gross revenues over a five-year period. In June 2005, the Company was advised that the OM Purchaser had settled an action brought by the former employer of certain of OM Purchaser’s owners and employees alleging violation of non-competition agreements. The settlement reportedly involved a cash payment and an agreement not to sell certain products for a period of one year. Based on an analysis of the facts and circumstances that existed at the end of fiscal 2005, and considering the guidance from Topic 5U of the SEC Rules and Regulations, “Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity,” the gain is being recognized as cash is collected (as collection was not reasonably assured). OM Video revenues, reported in discontinued operations, for the three months ended September 30, 2004 were $879. OM Video pre-tax income (loss), reported in discontinued operations, for the three months ended September 30, 2005 and 2004 were $150 and ($41), respectively.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
(in thousands of dollars, except per share amounts)

As of December 31, 2005, all payments required through such date had been received and $854 of the promissory note remained outstanding; however, OM Purchaser has failed to make any subsequent, required payments under the note receivable and is in default thereunder. The Company is currently considering its collection options.

Burk

On August 22, 2005, the Company entered into a Mutual Release and Waiver Agreement with Burk pursuant to which Burk paid the Company $1,346 in full satisfaction of the promissory note, which included a discount of $119. As part of the Mutual Release and Waiver Agreement, the Company waived any right to future commission payments from Burk. Additionally, Burk and the Company granted mutual releases to one another with respect to future claims and liabilities. Accordingly, the total pre-tax gain on the disposal of discontinued operations, related to Burk, was approximately $2,419. The Company realized pre-tax gain from discontinued operations of $1,346 during the three months ended September 30, 2005.

5. Income Taxes

During the three months ended September 30, 2005, the Company recorded a benefit for income taxes from continuing operations of $178. This compares to a benefit for income taxes of $232 during the three months ended September 30, 2004.

SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Valuation allowances were recorded in fiscal 2006 and fiscal 2005 due to the uncertainty of realization of the assets. As of September 30, 2005, the Company has recorded a valuation allowance against all of its net deferred tax assets. Based on the Company’s lack of cumulative profitability in recent years it is more likely than not that all of the net deferred tax assets will not be realized.

6. Inventory

Inventories, net of reserves, consist of the following as of September 30, 2005 and June 30, 2005:

	September 30,	June 30,
	2005	2005

Raw materials	$1,246	$1,804
Finished goods	1,021	1,705
Consigned inventory	2,373	2,297
Total inventory	$4,640	$5,806

Consigned inventory represents inventory at distributors and other customers where revenue recognition criteria have not been achieved.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
(in thousands of dollars, except per share amounts)

7. Accrued Liabilities

Accrued liabilities consist of the following as of September 30, 2005 and June 30, 2005:

	September 30,	June 30,
	2005	2005
Accrued salaries and other compensation	$809	$977
Other accrued liabilities	1,191	1,049
Class action settlement	-	3,596
Total	$2,000	$5,622

8. Commitments and Contingencies

The Company establishes contingent liabilities when a particular contingency is both probable and estimable. For the contingencies noted below, the Company has accrued amounts considered probable and estimable. The Company is not aware of pending claims or assessments, other than as described below, which may have a material adverse impact on the Company’s business, results of operations, financial position, or liquidity.

Legal Proceedings. In addition to the legal proceedings described below, the Company is also involved from time to time in various claims and other legal proceedings which arise in the normal course of business. Such matters are subject to many uncertainties and outcomes that are not predictable. However, based on the information available to the Company as of May 15, 2006 and after discussions with legal counsel, the Company does not believe any such other proceedings will have a material, adverse effect on its business, results of operations, financial position, or liquidity, except as described below.

The Shareholders’ Class Action. On June 30, 2003, a consolidated complaint was filed against the Company, eight present or former officers and directors of the Company, and Ernst & Young LLP (“Ernst & Young”), the Company’s former independent public accountants, by a class consisting of purchasers of the Company’s common stock during the period from April 17, 2001 through January 15, 2003. The action followed the consolidation of several previously filed class action complaints and the appointment of lead counsel for the class. The allegations in the complaint were essentially the same as those contained in an SEC complaint described in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005. On December 4, 2003, the Company, on behalf of itself and all other defendants with the exception of Ernst & Young, entered into a settlement agreement with the class pursuant to which the Company agreed to pay the class $5,000 and to issue the class 1.2 million shares of its common stock. The cash payment was made in two equal installments, the first on November 10, 2003 (fiscal 2004) and the second on January 14, 2005 (fiscal 2005). On May 23, 2005, the court order was amended to require the Company to pay cash in lieu of stock to those members of the class who would otherwise have been entitled to receive fewer than 100 shares of stock. On September 29, 2005 (fiscal 2006), the Company completed its obligations under the settlement agreement by issuing a total of 1,148,494 shares of the Company’s common stock to the plaintiff class, including 228,000 shares previously issued in November 2004 (fiscal 2005), and the Company paid an aggregate of $127 in cash in lieu of shares to those members of the class who would otherwise have been entitled to receive an odd-lot number of shares or who resided in states in which there was no exemption available for the issuance of shares. The cash payments were calculated on the basis of $2.46 per share which was equal to the higher of (i) the closing price for the Company’s common stock as reported by the Pink Sheets on the business day prior to the date the shares were mailed, or (ii) the average closing price over the five trading days prior to such mailing date.

On a quarterly basis, the Company revalued the un-issued shares to the closing price of the stock on the later of the date the shares were mailed or the last day of the quarter. During the three months ended September 30, 2005 and 2004, the Company received a benefit of $1,205 and $1,020, respectively, related to the revaluation of the 1.2 million shares of the Company’s common stock that were issued in November 2004 and September 2005.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
(in thousands of dollars, except per share amounts)

The Shareholder Derivative Actions. Between March and August 2003, four shareholder derivative actions were filed by certain shareholders of the Company against various present and past officers and directors of the Company and against Ernst & Young. The complaints asserted allegations similar to those asserted in an SEC complaint described in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005 and the shareholders’ class action described above and also alleged that the defendant directors and officers violated their fiduciary duties to the Company by causing or allowing the Company to recognize revenue in violation of generally accepted accounting principles (“GAAP”) and to issue materially misstated financial statements and that Ernst & Young breached its professional responsibilities to the Company and acted in violation of GAAP by failing to identify or prevent the alleged revenue recognition violations and by issuing unqualified audit opinions with respect to the Company’s fiscal 2002 and 2001 financial statements. One of these actions was dismissed without prejudice on June 13, 2003. As to the other three actions, the Company’s Board of Directors appointed a special litigation committee of independent directors to evaluate the claims. That committee determined that the maintenance of the derivative proceedings against the individual defendants was not in the best interest of the Company. Accordingly, on December 12, 2003, the Company moved to dismiss those claims. In March 2004, the Company’s motions were granted, and the derivative claims were dismissed with prejudice as to all defendants except Ernst & Young. The Company was substituted as the plaintiff in the action and is now pursuing in its own name the claims against Ernst & Young.

The Insurance Coverage Action. On February 9, 2004, the Company and Edward Dallin Bagley, the Chairman of the Board of Directors and a significant shareholder of the Company, jointly filed an action against National Union Fire Insurance Company of Pittsburgh, Pennsylvania (“National Union”) and Lumbermens Mutual Insurance Company of Berkeley Heights, New Jersey (“Lumbermens Mutual”), the carriers of certain prior period directors and officers’ liability insurance policies, to recover the costs of defending and resolving claims against certain of the Company’s present and former directors and officers in connection with an SEC complaint described in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005, and the shareholders’ class action and the shareholder derivative actions described above, and seeking other damages resulting from the refusal of such carriers to timely pay the amounts owing under such liability insurance policies. This action has been consolidated into a declaratory relief action filed by one of the insurance carriers on February 6, 2004 against the Company and certain of its current and former directors. In this action, the insurers assert that they are entitled to rescind insurance coverage under the Company’s directors and officers liability insurance policies, $3,000 of which was provided by National Union and $2,000 of which was provided by Lumbermens Mutual, based on alleged misstatements in the Company’s insurance applications. In February 2005, the Company entered into a confidential settlement agreement with Lumbermens Mutual pursuant to which the Company and Mr. Bagley received a lump-sum cash amount and the plaintiffs agreed to dismiss their claims against Lumbermens Mutual with prejudice. The cash settlement is held in a segregated account until the claims involving National Union have been resolved, at which time the amounts received in the action will be allocated between the Company and Mr. Bagley. The amount distributed to the Company and Mr. Bagley will be determined based on future negotiations between the Company and Mr. Bagley. The Company cannot currently estimate the amount of the settlement which it will ultimately receive. Upon determining the amount of the settlement which the Company will ultimately receive, the Company will record this as a contingent gain. On October 21, 2005, the court granted summary judgment in favor of National Union on its rescission defense and accordingly entered a judgment dismissing all of the claims asserted by ClearOne and Mr. Bagley. In connection with the summary judgment, the Company has been ordered to pay approximately $59 in expenses. However, due to the Lumbermans Mutual cash proceeds discussed above and the appeal of the summary judgment discussed below, this potential liability has not been recorded in the balance sheet as of September 30, 2005. On February 2, 2006, the Company and Mr. Bagley filed an appeal of the summary judgment granted on October 21, 2005 and intend to vigorously pursue the appeal and any follow-up proceedings regarding their claims against National Union, although no assurances can be given that they will be successful. The Company and Mr. Bagley have entered into a Joint Prosecution and Defense Agreement in connection with the action and the Company is paying all litigation expenses except litigation expenses which are solely related to Mr. Bagley’s claims in the litigation.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
(in thousands of dollars, except per share amounts)

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

9. Share-Based Payment

Our share-based compensation primarily consists of the following plans:

The Company’s 1990 Incentive Plan (the “1990 Plan”) has shares of common stock available for issuance to employees and directors. Provisions of the 1990 Plan include the granting of stock options. Generally, stock options vest over a five-year period at 10 percent, 15 percent, 20 percent, 25 percent, and 30 percent per year. Certain other stock options vest in full after eight years. As of September 30, 2005, there were 30,750 options outstanding under the 1990 Plan and no additional options were available for grant under such plan.

The Company also has a 1998 Stock Option Plan (the “1998 Plan”). Provisions of the 1998 Plan include the granting of incentive and non-qualified stock options. Options may be granted to directors, officers, and key employees and may be granted upon such terms as the Board of Directors, in their sole discretion, determine. Of the options granted through December 1999, 1,066,000 will cliff vest after 9.75 years; however, such vesting was accelerated for 637,089 of these options upon meeting certain earnings per share goals through the fiscal year ended June 30, 2003. Of the options granted subsequent to December 1999 through June 2002, 1,248,250 will cliff vest after six years; however, such vesting was accelerated for 300,494 of these options upon meeting certain earnings per share goals through the fiscal year ended June 30, 2005. Of the options granted subsequent to June 2002, all vesting schedules are based on three or four-year vesting schedules, with either one-third or one-fourth vesting on the first anniversary and the remaining options vesting ratably over the remainder of the vesting term. Generally, directors and officers have three-year vesting schedules and all other employees have four-year vesting schedules. All options have contractual lives of ten years. Under the 1998 Plan, 2,500,000 shares were authorized for grant. The 1998 Plan expires June 10, 2008, or when all the shares available under the plan have been issued if this occurs earlier. As of September 30, 2005, there were 1,415,819 options outstanding under the 1998 Plan and 782,057 options available for grant in the future.

Employee Stock Purchase Plan: The Company has an Employee Stock Purchase Plan (“ESPP”). Employees can purchase common stock through payroll deductions of up to 10 percent of their base pay. Amounts deducted and accumulated by the employees are used to purchase shares of common stock on the last day of each month. The Company contributes to the account of the employee one share of common stock for every nine shares purchased by the employee under the ESPP. The program was suspended during fiscal 2003 due to the Company’s failure to remain current in its filing of periodic reports with the SEC.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
(in thousands of dollars, except per share amounts)

Prior to July 1, 2005, the Company accounted for compensation expense associated with its stock options under the intrinsic value method in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation cost has been recognized for the Company’s unmodified stock options in its condensed consolidated financial statements for the three months ended September 30, 2004. If the compensation cost of its stock options had been determined consistent with the original SFAS No. 123, the Company’s net income and earnings per common share and common share equivalent would have changed to the pro-forma amounts indicated below:

Three Months Ended
September 30,
2004
Net income (loss):
As reported	$12,956
Stock-based employee compensation expense included in
reported net loss, net of income taxes	3
Stock-based employee compensation expense determined
under the fair-value method of all awards, net of income taxes	(166)
Pro forma	$12,793

Basic earnings (loss) per common share:
As reported	$1.16
Pro forma	1.16
Diluted earnings (loss) per common share:
As reported	$1.05
Pro forma	1.03

Effective July 1, 2005, the Company adopted SFAS No. 123R, “Share-Based Payment.” The Company adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective transition method. Under this transition method, stock-based compensation cost recognized beginning July 1, 2005 includes the straight-line compensation cost for (a) all share-based payments granted prior to July 1, 2005, but not yet vested, based on the grant date fair values used in the pro-forma disclosures under the original SFAS No. 123 and (b) all share-based payments granted on or after July 1, 2005, in accordance with the provisions of SFAS No. 123R.

The Company uses the Black-Scholes option pricing model to determine the fair value of share-based payments granted under SFAS No. 123R. The Company uses judgment in determining the fair-value of the share-based payments on the date of grant using an option-pricing model with assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the awards, the expected volatility over the term of the awards, the expected dividends of the awards, the risk-free interest rate of the awards and an estimate of the amount of awards that are expected to be forfeited.

In applying the Black-Scholes methodology to the options granted during the three months ended September 30, 2005, the Company used the following assumptions:

Three Months Ended
September 30,
2005
Risk-free interest rate, average	4.1%
Expected option life, average	5.8 years
Expected price volatility, average	88.3%
Expected dividend yield	0.0%

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
(in thousands of dollars, except per share amounts)

The risk-free interest rate is determined using the U.S. Treasury rate in effect as of the date of the grant, based on the expected life of the stock option. The expected life of the stock options is determined using historical data. The expected price volatility is determined using a weighted average of daily historical volatility of the Company’s stock price over the corresponding expected option life. The Company does not currently intend to distribute any dividend payments to shareholders. The Company recognizes compensation cost net of an expected forfeiture rate and recognized the associated compensation cost for only those awards expected to vest on a straight-line basis over the underlying requisite service period. The Company estimated the forfeiture rates based on its historical experience and expectations about future forfeitures. The Company determined the forfeiture rate for options that will cliff vest after 9.75 or six years to be 38.0 percent and the forfeiture rate for options that vest on three or four-year vesting schedules to be 10.0 percent.

In the three months ended September 30, 2005, the adoption of SFAS No. 123R resulted in incremental, pre-tax, stock-based compensation cost of $342. For the three months ended September 30, 2005, the Company expensed $12 in cost of goods sold, $24 in marketing and selling, $229 in general and administrative, $43 in research and development expense, and $34 in other income (expense) related to the transition to SFAS No. 123R. The stock-based compensation cost associated with adoption of SFAS No. 123R reduced net operating income for the three months ended September 30, 2005 by $308, decreased net income by $412, and reduced basic and diluted earnings per share by $0.03 per share. As of September 30, 2005, the total compensation cost related to unvested stock options not yet recognized was $1,660, which is expected to be recognized over the next 6.6 years on a straight-line basis. The total income tax benefit related to share-based compensation for the three months ended September 30, 2005 was $70 and was shown as a cash flow from operating activities in our cash flow statement.

	Three Months Ended
	September 30, 2005
			Pro-Forma
			Results
		SFAS	Excluding
		No. 123R	No. 123R
		Compensation	Compensation
	As Reported	Expense	Expense

Revenue	$9,527	$-	$9,527
Cost of goods sold	4,645	(12)	4,633
Gross profit	4,882	12	4,894
Operating expenses:
Marketing and selling	1,812	(24)	1,788
General and administrative	1,771	(229)	1,542
Settlement in shareholders' class action	(1,205)	-	(1,205)
Research and product development	1,799	(43)	1,756
Total operating expenses	4,177	(296)	3,881
Operating income	705	308	1,013
Other income (expense), net	166	34	200
Income from continuing operations before income taxes	871	342	1,213
Benefit from income taxes	178	70	248
Income from continuing operations	1,049	412	1,461
Income from discontinued operations, net of tax	938	-	938
Net income	$1,987	$412	$2,399

Basic earnings per common share:
Continuing operations	$0.09	$0.03	$0.13
Discontinued operations	0.08	-	0.08
Net income	0.18	0.03	0.21
Diluted earnings per common share:
Continuing operations	$0.09	$0.03	$0.12
Discontinued operations	0.08	-	0.08
Net income	0.16	0.03	0.20

The weighted-average estimated fair value of the stock options granted during the three months ended September 30, 2005 and 2004 was $2.91 and $4.24.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
(in thousands of dollars, except per share amounts)

The following table shows the stock option activity for the three months ending September 30, 2005.

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at June 30, 2005	1,493,112	$6.21

Granted	4,500	3.90
Expired and canceled	-	-
Forfeited prior to vesting	(51,043)	5.55
Exercised	-	-		$0
Outstanding at September 30, 2005	1,446,569	6.22	6.6 years	$51
Exercisable	797,077	5.78	6.2 years	$51

Non-vested Shares	Number of Shares	Weighted Average Grant-Date Fair Value

Non-vested at June 30, 2005	802,400	$4.73

Granted	4,500	2.91
Vested	(106,365)	3.92
Forfeited prior to vesting	(51,043)	4.24
Non-vested at September 30, 2005	649,492	$4.88

Due to the Company’s failure to remain current in its filing of periodic reports with the SEC, employees, executive officers, and directors are currently not allowed to exercise options under the 1998 Plan. Since December 2003, individual grants that had been affected by this situation were modified to extend the exercise period of the option through the date the Company becomes current in its filings with the SEC and options again become exercisable. Since July 1, 2005, modifications of stock option grants include the extension of the post-service exercise period of vested options held by persons who have ceased to remain employed by the Company. Compensation cost is recognized immediately for options that are fully vested on the date of modification. In the three months ended September 30, 2005, the Company expensed $13 in compensation cost associated with these modifications.  These costs are included in the $308 of SFAS No. 123R compensation expense disclosed above.

10. Segment and Geographic Information

During fiscal 2006 and fiscal 2005, all revenue and income (loss) from continuing operations was included in the product segment. Additionally, the United States was the only country to contribute more than 10 percent of total revenues in each fiscal year. The Company’s revenues are substantially denominated in U.S. dollars and are summarized geographically as follows:

	Three Months Ended
	September 30,	September 30,
	2005	2004

United States	$7,337	$4,945
All other countries	2,190	1,802
Total	$9,527	$6,747

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
(in thousands of dollars, except per share amounts)

11. Manufacturing Transition

In May 2005, the Company approved an impairment action and a restructuring action in connection with its decision to outsource its Salt Lake City manufacturing operations. These actions were intended to improve the overall cost structure for the product segment by focusing resources on other strategic areas of the business. The Company recorded an impairment charge of $180 and a restructuring charge of $110 during the fiscal year ended June 30, 2005 as a result of these actions. These charges were disclosed separately in the consolidated statements of operations. The impairment charge consisted of an immediate impairment of certain property and equipment of $180 that had value to the Company while it manufactured product but that was not purchased by Third Party Manufacturer (“TPM”) and at the time were not considered likely to be sold. These assets would have remained in service had the Company not outsourced its manufacturing operations. The restructuring charge also consisted of severance and other employee termination benefits of $70 related to a workforce reduction of approximately 20 employees who were transferred to an employment agency used by TPM to transition the workforce and a charge of $40 related to the operating lease for the Company’s manufacturing facilities that would no longer be used by the Company. All severance payments were paid by December 31, 2005.

The following table summarizes the Company’s restructuring charges for the three months ended September 30, 2005:

	Severance	Manufacturing Facilities Lease	Total

Balance at June 30, 2005	$70	$40	$110
Utilized	(30)	(8)	(38)
Balance at September 30, 2005	$40	$32	$72

On August 1, 2005, the Company entered into a Manufacturing Agreement with TPM pursuant to which the Company agreed to outsource its Salt Lake City manufacturing operations. The parties also entered into a one-year sublease for approximately 12,000 square feet of manufacturing space located in the Company's headquarters in Salt Lake City, Utah, which sublease may be terminated by either party upon 90 days notice. TPM paid $11 per month under the sublease through May 31, 2006 when the sublease was terminated.

12. Subsequent Events

Sale of OM Video. As of December 31, 2005, all payments due under the note receivable through such date had been received and $854 of the promissory note remained outstanding; however, OM Purchaser has failed to make any subsequent, required payments under the note receivable and is in default thereunder. The Company is currently considering its collection options.

Sale of Conferencing Services. In January 2006, the Company received the $1,000 in the Indemnity Escrow account from Premiere. (see Note 4.)

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

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes to condensed consolidated financial statements included in this Form 10-Q and our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2005 filed with the SEC and management’s discussion and analysis contained therein. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions, as set forth under “Disclosure Regarding Forward-Looking Statements.” Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the following discussion and under the caption “Risk Factors” in Part II, Item 1A, as well as other information found in the documents we file from time to time with the SEC. Unless otherwise indicated, all references to a year reflect our fiscal year that ends on June 30.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our results of operations and financial condition are based upon our condensed consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. We believe that the estimates we use are reasonable; however, actual results could differ from those estimates. We believe the following critical accounting policies affect our more significant assumptions and estimates that we used to prepare our condensed consolidated financial statements.

Revenue and Associated Allowances for Revenue Adjustments and Doubtful Accounts

Included in continuing operations is product revenue, primarily from product sales to distributors, dealers, and end-users. Product revenue is recognized when (i) the products are shipped and any right of return expires, (ii) persuasive evidence of an arrangement exists, (iii) the price is fixed and determinable, and (iv) collection is reasonably assured.

We provide a right of return on product sales to distributors. Currently, we do not have sufficient historical return experience with our distributors that is predictive of future events given historical excess levels of inventory in the distribution channel. Accordingly, revenue from product sales to distributors is not recognized until the return privilege has expired, which approximates when product is sold-through to customers of the Company’s distributors (dealers, system integrators, value-added resellers, and end-users) rather than when the product is initially shipped to a distributor. We evaluate, at each quarter-end, the inventory in the channel through information provided by certain of our distributors. The level of inventory in the channel will fluctuate up or down, each quarter, based upon our distributors’ individual operations. Accordingly, each quarter-end revenue deferral is calculated and recorded based upon the underlying, estimated channel inventory at quarter-end. Although, certain distributors provide certain channel inventory amounts, we make judgments and estimates with regard to the amount of inventory in the entire channel, for all customers and for all channel inventory items, and the appropriate revenue and cost of goods sold associated with those channel products. Although these assumptions and judgments regarding total channel inventory revenue and cost of goods sold could differ from actual amounts, we believe that our calculations are indicative of actual levels of inventory in the distribution channel.  As of September 30, 2004, the Company deferred $5.6 million in revenue and $1.9 million in cost of goods sold related to products sold where return rights had not lapsed. As of September 30, 2005, the Company deferred $4.8 million in revenue and $2.4 million in cost of goods sold related to products sold where return rights had not lapsed. The amounts of deferred cost of goods sold were included in consigned inventory. The following table details the amount of deferred revenue and cost of goods sold at each period end for the 15-month period ended September 30, 2005 (in thousands).

	Deferred Revenue	Deferred Cost of Goods Sold	Deferred Gross Profit

September 30, 2005	$4,848	$2,373	$2,475
June 30, 2005	5,055	2,297	2,758
March 31, 2005	5,456	2,321	3,135
December 31, 2004	3,867	1,609	2,258
September 30, 2004	5,617	1,920	3,697
June 30, 2004	6,107	2,381	3,726

We offer rebates and market development funds to certain of our distributors and direct dealers/resellers based upon volume of product purchased by such customers. We record rebates as a reduction of revenue in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-22, “Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future.” Beginning January 1, 2002, we adopted EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” We continue to record rebates as a reduction of revenue in the period revenue is recognized.

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

Accounting for Income Taxes

We are subject to income taxes in both the United States and in certain non-U.S. jurisdictions. We estimate our current tax position together with our future tax consequences attributable to temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation, and other reserves for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, prior year carryback, or future reversals of existing taxable temporary differences. To the extent we believe that recovery is not more likely than not, we establish a valuation allowance against these deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. To the extent we establish a valuation allowance in a period, we must include and expense the allowance within the tax provision in the condensed consolidated statement of operations.

Lower-of-Cost or Market Adjustments and Reserves for Excess and Obsolete Inventory

We account for our inventory on a first-in, first-out (“FIFO”) basis, and make appropriate adjustments on a quarterly basis to write-down the value of inventory to the lower-of-cost or market.

In order to determine what, if any, inventory needs to be written down, we perform a quarterly analysis of obsolete and slow-moving inventory. In general, we write-down our excess and obsolete inventory by an amount that is equal to the difference between the cost of the inventory and its estimated market value if market value is less than cost, based upon assumptions about future product life-cycles, product demand, or market conditions. Those items that are found to have a supply in excess of our estimated demand are considered to be slow-moving or obsolete and the appropriate reserve is made to write-down the value of that inventory to its realizable value. These charges are recorded in cost of goods sold. At the point of the loss recognition, a new, lower-cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory allowances, and our gross profit could be adversely affected.

Share-Based Payment

Prior to June 30, 2005 and as permitted under the original SFAS No. 123, we accounted for our share-based payments following the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as interpreted. Accordingly, no share-based compensation expense had been reflected in our statements of operations for unmodified option grants since 1) the exercise price equaled the market value of the underlying common stock on the grant date and 2) the related number of shares to be granted upon exercise of the stock option was fixed on the grant date.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Primarily, SFAS No. 123R focuses on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

Under SFAS No. 123R, we measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (within limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the awards - the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Therefore, if an employee does not ultimately render the requisite service, the costs associated with the unvested options will not be recognized, cumulatively.

Effective July 1, 2005, we adopted SFAS No. 123R and its fair value recognition provisions using the modified prospective transition method. Under this transition method, stock-based compensation cost recognized after July 1, 2005 includes the straight-line basis compensation cost for a) all share-based payments granted prior to July 1, 2005, but not yet vested, based on the grant date fair values used for the pro-forma disclosures under the original SFAS No. 123 and b) all share-based payments granted or modified on or after July 1, 2005, in accordance with the provisions of SFAS No. 123R.

Under SFAS No. 123R, we recognize compensation cost net of an anticipated forfeiture rate and recognize the associated compensation cost for those awards expected to vest on a straight-line basis over the requisite service period. We use judgment in determining the fair-value of the share-based payments on the date of grant using an option-pricing model with assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the awards, the expected volatility over the term of the awards, the expected dividends of the awards, the risk-free interest rate of the awards, and an estimate of the amount of awards that are expected to be forfeited. If assumptions change in the application of SFAS No. 123R in future periods, the stock-based compensation cost ultimately recorded under SFAS No. 123R may differ significantly from what was recorded in the current period.

SEASONALITY

Our audio conferencing products revenue has historically been strongest during our second and fourth quarters. Our camera product line revenue is usually strongest during the third and fourth quarters. There can be no assurance that any historic sales patterns will continue and, as a result, sales for any prior quarter are not necessarily indicative of the sales to be expected in any future quarter.

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

DISCUSSION OF OPERATIONS

Results of Operations for the three months ended September 30, 2005 and 2004

The following table sets forth certain items from our unaudited condensed consolidated statements of operations (in thousands) for the three months ended September 30, 2005 and 2004, together with the percentage of total revenue which each such item represents:

	Three Months Ended
	(in thousands)
	September 30,		September 30,
	2005		2004
		% of Revenue		% of Revenue

Revenue	$9,527	100.0%	$6,747	100.0%
Cost of goods sold	4,645	48.8%	3,797	56.3%
Gross profit	4,882	51.2%	2,950	43.7%
Operating expenses:
Marketing and selling	1,812	19.0%	2,086	30.9%
General and administrative	1,771	18.6%	1,435	21.3%
Settlement in shareholders' class action	(1,205)	-12.6%	(1,020)	-15.1%
Research and product development	1,799	18.9%	1,105	16.4%
Total operating expenses	4,177	43.8%	3,606	53.4%
Operating income (loss)	705	7.4%	(656)	-9.7%
Other income (expense), net	166	1.7%	34	0.5%
Income (loss) from continuing operations before income taxes	871	9.1%	(622)	-9.2%
Benefit from income taxes	178	1.9%	232	3.4%
Income (loss) from continuing operations	1,049	11.0%	(390)	-5.8%
Income from discontinued operations, net of tax	938	9.8%	13,346	197.8%
Net income	$1,987	20.9%	$12,956	192.0%

Our revenue increased 41.2 percent from the three months ended September 30, 2004 to the three months ended September 30, 2005. After the three months ended September 30, 2004, we introduced several new products in our products segment, including expansion of our MAX® tabletop audio conferencing products and the introduction of our RAV™ audio conferencing systems. For the three months ended September 30, 2005 our settlement in shareholders’ class action benefit increased $185 over the same period in fiscal 2004 due to a quarterly mark-to-market adjustment of the liability associated with our December 2003 settlement agreement, while research and development expense for the three months ended September 30, 2005 increased primarily due to salaries and benefit-related costs, including compensation cost related to SFAS No. 123R, over the same period in fiscal 2004. Our income (loss) from continuing operations before income taxes increased approximately $1.5 million for the three months ended September 30, 2005 over the three months ended September 2004.

The following is a discussion of our results of operations for our three months ended September 30, 2005 and 2004. All items are discussed on a consolidated basis.

Three Months Ended September 30, 2005 (“First Quarter of Fiscal 2006”)
Compared to Three Months Ended September 30, 2004 (“First Quarter of Fiscal 2005”)

Revenue

Our revenues were $9.5 million for the three months ended September 30, 2005 compared to revenues of $6.7 million for the three months ended September 30, 2004. Total revenues increased $2.8 million, or 41.2 percent, for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. The increase in revenue was due to continued growth in professional audio conferencing products sales of $1.2 million, sales of products that were introduced after September 30, 2004 of $1.0 million, and increased sales in other on-going product lines of approximately $500,000. We do not necessarily believe that revenue increases of 41.2 percent are likely to occur in future periods.

We evaluate, at each quarter-end, the inventory in the channel through information provided by certain of our distributors.  The level of inventory in the channel will fluctuate up or down, each quarter, based upon our distributors’ individual operations.  Accordingly, each quarter-end revenue deferral is calculated and recorded based upon the underlying, estimated channel inventory at quarter-end.  During the three months ended September 30, 2005 and 2004, the net change in deferred revenue based on the net movement of inventory in the channel was a net recognition of $207,000 and $490,000 in revenue, respectively.

The following table indicates the number of individual unit shipments to our distributors for certain of our product lines for the three months ended September 30, 2005 and 2004. Due to our current revenue recognition policy, the figures do not tie directly to recognized revenues because revenues are recognized when the return rights lapse rather than at the time of shipment.

	Three Months Ended September 30,
	(by individual unit)
	2005	2004
Professional audio conferencing	3,116	2,237
Premium and tabletop conferencing	5,391	1,593

Total revenues from sales outside of the United States accounted for 23.0 percent of total revenue for the three months ended September 30, 2005 and 26.7 percent of total revenue for the three months ended September 30, 2004.

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

The following table shows our COGS and gross profit together with each items’ amount as a percentage of total revenue:

	Three Months Ended September 30,
	(in thousands)
	2005		2004
		% of Revenue		% of Revenue

Cost of goods sold	$4,645	48.8%	$3,797	56.3%

Gross profit	$4,882	51.2%	$2,950	43.7%

COGS increased by $848,000, or 22.3 percent, to $4.6 million for the three months ended September 30, 2005 compared with $3.8 million for the three months ended September 30, 2004. The increase in COGS from the three months ended September 30, 2004 to the three months ended September 30, 2005 was primarily attributable to a $2.8 million or 41.2 percent increase in total revenue, the addition of SFAS No. 123R compensation cost of $12,000, partially offset by a $281,000 decrease in our obsolete product inventory write-offs.

COGS for the three months ended September 30, 2005 and 2004, include ($76,000) and $461,000 in net (increases) decreases related to the deferral of product revenue from the respective deferral at June 30, 2005 and 2004 because return rights had not lapsed.

Our gross profit from continuing operations was $4.9 million or 51.2 percent of revenue for the three months ended September 30, 2005 compared to $3.0 million or 43.7 percent of revenue for the three months ended September 30, 2004. The increase in gross profit is mostly due to the increase in revenue from sales of professional conferencing products which have a higher gross profit margin than our premium and tabletop conferencing products. The increase in gross profit was also impacted by reduced inventory write-offs, cost cutting, and improved efficiencies. During the past five quarters, the gross profit percentage has ranged from a high of 55.6 percent in the three months ended June 30, 2005 to a low of 43.7 percent for the three months ended September 30, 2004. We believe quarterly fluctuations will continue to occur based upon actual product mix. We anticipate that the decline in gross profit percentage from the fourth quarter of fiscal 2005 level will continue in our near-term results of operations.

Operating Expenses

Our operating expenses were $4.2 million for the three months ended September 30, 2005, an increase of $571,000, or 15.8 percent, from $3.6 million for the three months ended September 30, 2004. The increase in operating expenses from the levels for the three months ended September 30, 2004 to the levels for the three months ended September 30, 2005 is primarily related to the introduction of compensation cost related the SFAS No. 123R and increased research and product development expenses partially offset by decreased spending in marketing and selling and a larger benefit related to the settlement in the shareholders’ class action expense. The following is a more detailed discussion of expenses related to marketing and selling, general and administrative, settlement in shareholders’ class action, and research and product development.

Marketing and selling expenses. Marketing and selling expenses include selling, customer service, and marketing expenses such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses. Total marketing and selling expenses decreased $274,000, or 13.1 percent, to $1.8 million for the three months ended September 30, 2005 compared with the three months ended September 30, 2004 expenses of $2.1 million. As a percentage of revenues, marketing and selling expenses were 19.0 percent for the three months ended September 30, 2005 and 30.9 percent for the three months ended September 30, 2004. The decrease in marketing and selling expenses from the three months ended September 30, 2004 to the three months ended September 30, 2005 was primarily attributable to a decrease in employee related expenses of $123,000, a decrease in our international sales offices of $109,000, and a decrease of $80,000 of other marketing and selling expenses that were partially offset by the addition of SFAS No. 123R compensation cost of $24,000.

General and administrative expenses. G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs, including costs associated with the SEC investigation and subsequent litigation, and corporate administrative costs, including finance and human resources. Total G&A expenses increased $336,000, or 23.4 percent, to $1.8 million for the three months ended September 30, 2005 compared with the three months ended September 30, 2004 expenses of $1.4 million. As a percentage of revenues, G&A expenses were 18.6 percent for the three months ended September 30, 2005 and 21.3 percent for the three months ended September 30, 2004. A summary of our general and administrative expenses are as follows:

	Three Months Ended September 30,
	(in thousands)
	2005	2004

Total G&A before discontinued operations	$1,771	$1,514
OM Video G&A	-	(79)
Total G&A from continuing operations	$1,771	$1,435

Professional fees (SEC investigation and subsequent litigation)	$267	$136
Professional fees (Other)	672	512
Compensation cost related to SFAS No. 123R	229	-
Other general and administrative expense	603	787
Total G&A from continuing operations	$1,771	$1,435

We attribute the decrease in G&A as a percentage of revenues to 18.6 percent for the three months ended September 30, 2005 from 21.3 percent for the three months ended September 30, 2004 mostly due to the 41.2 percent increase in revenue. The increase in actual expenses is mainly due to the addition of SFAS No. 123R compensation cost of $229,000, an increase in SEC investigation and subsequent litigation-related professional fees of $131,000, and an increase in professional fees, including accounting and audit fees, of $160,000 partially offset by a $51,000 decrease in directors and officers insurance premiums, a $43,000 reduction in salaries and benefits-related costs, and a $90,000 decrease in other G&A expense.

Settlement in shareholders’ class action expense (benefit). We attribute the decrease in benefit for settlement in shareholders’ class action expense as a percentage of revenue to (12.6) percent for the three months ended September 30, 2005 from (15.1) percent for the three months ended September 30, 2004 to the quarterly mark-to-market of the liability associated with the 1.2 million shares of common stock that were issued in November 2004 (fiscal 2005) and September 2005 (fiscal 2006) to class members and their legal counsel as part of the December 2003 (fiscal 2004) settlement agreement. This mark-to-market adjustment of the stock to reflect the current liability amount associated with the 1.2 million shares based upon the closing price of the Company’s common stock at the end of each quarter through the date the shares were issued on September 29, 2005. Accordingly, we will no longer recognize any expense (benefit) associated with these stock price fluctuations.

Research and product development expenses. Research and product development expenses include research and development, product management, and engineering services, and test and application expenses, including employee-related costs, outside services, expensed materials, depreciation, and an allocation of overhead expenses. Total research and product development expenses increased $694,000, or 62.8 percent, to $1.8 million for the three months ended September 30, 2005 compared with the three months ended September 30, 2004 expenses of $1.1 million. As a percentage of revenues, research and product development expenses were 18.9 percent for the three months ended September 30, 2005 and 16.4 percent for the three months ended September 30, 2004. The increase in product development expenses from the three months ended September 30, 2004 to the three months ended September 30, 2005 was due to ongoing research and product development efforts and the addition of SFAS No. 123R compensation cost of $43,000.

Operating income (loss). For the three months ended September 30, 2005, our operating income increased $1.4 million, or 207.5 percent, to $705,000 on revenue of $9.5 million, from an operating loss of $656,000 on revenue of $6.7 million for the three months ended September 30, 2004. As discussed above, the factors affecting this increase in operating income were an increase in gross profit of $1.9 million, a decrease in marketing and selling expenses of $274,000, and an increase in settlement in shareholders’ class action benefit of $185,000, partially offset by an increase in research and product development expenses of $694,000 and an increase in general and administrative expenses of $336,000.

Other income (expense), net. Other income (expense), net, includes our interest income, interest expense, capital gains, gain (loss) on the disposal of assets, and currency gain (loss). Other income was $166,000 for the three months ended September 30, 2005, an increase of $132,000, or 388.2 percent, from income of $34,000 for the three months ended September 30, 2004. The increase in other income for the three months ended September 30, 2005 over the same period in fiscal 2004 was primarily due to an increase in interest income associated with our marketable securities and a decrease in interest expense related to our Oracle system-related note payable.

Income (loss) from continuing operations before income taxes. Income (loss) from continuing operations increased $1.5 million, or 240.0 percent to $871,000 for the three months ended September 30, 2005 compared with the three months ended September 30, 2004 net loss from continuing operations of ($622,000). As a percentage of revenues, net income (loss) from continuing operations was 9.1 percent for the three months ended September 30, 2005 and (9.2) percent for the three months ended September 30, 2004. We attribute the change in income to the results of operations as described above.

Benefit from income taxes. Benefit from income taxes from continuing operations was $178,000 for the three months ended September 30, 2005 and $232,000 for the three months ended September 30, 2004. The change is mostly due to the income from discontinued operations during the three months ended September 30, 2005 being partially offset by and our ability to decrease a portion of the valuation allowance against deferred tax assets. Given the Company’s history of consecutive years of losses from continuing operations, we followed the guidance of SFAS No. 109, “Accounting for Income Taxes,” and recorded a valuation allowance against certain deferred tax assets where it is not considered more likely than not that the deferred tax assets will be realized. As of September 30, 2005, we have fully reserved against our net deferred tax assets.

Income from discontinued operations, net of tax. Income from discontinued operations, net of tax, includes the gain on the sale of our conferencing services business, payments on our note receivable related to the sale of our Canadian audiovisual integration services business which was sold on March 4, 2005, loss from discontinued operations related to our Canadian audiovisual integration services, and the final payment received on our note receivable related to the sale to Burk. The income from discontinued operations was approximately $938,000 for the three months ended September 30, 2005, a decrease of $12.4 million or 93.0 percent, from approximately $13.3 million for the three months ended September 30, 2004.

On July 1, 2004, we sold our conferencing services business component to Premiere. Consideration for the sale consisted of $21.3 million in cash. Of the purchase price, $300,000 was placed into a working capital escrow account and an additional $1.0 million was placed into an 18-month Indemnity Escrow account. The Company received the $300,000 working capital escrow funds approximately 90 days after the execution date of the contract. The Company received the $1.0 million in the Indemnity Escrow account in January 2006. Additionally, $1.4 million of the proceeds was utilized to pay off equipment leases pertaining to assets being conveyed to Premiere. The Company realized a gain, net of tax, on the sale of $13.4 million during the fiscal year ended June 30, 2005.

We received payments on our OM Video note receivable, net of tax, of $94,000 for the three months ended September 30, 2005 while OM Video services loss, net of tax, was ($32,000) for the three months ended September 30, 2004. OM Video audiovisual integration services business revenue was $879,000 for the three months ended September 30, 2004.

On August 22, 2005 we entered into a Mutual Release and Waiver with Burk pursuant to which Burk paid us $1.3 million in full satisfaction of the promissory note, which included a discount of $119,000. As part of the Mutual Release and Waiver Agreement, we waived any right to future commission payments from Burk and we granted mutual releases to one another with respect to claims and liabilities. We realized a gain, net of tax, of $844,000 for the three months ended September 30, 2005.

THIRD-PARTY MANUFACTURING AGREEMENT

On August 1, 2005, we entered into a Manufacturing Agreement with a third-party manufacturer (“TPM”), pursuant to which we agreed to outsource our Salt Lake City manufacturing operations. The parties also entered into a one-year sublease for approximately 12,000 square feet of manufacturing space located in our headquarters in Salt Lake City, Utah, which sublease may be terminated by either party upon 90 days notice. TPM paid $11,000 per month under the sublease through May 31, 2006, when the sublease was terminated. Costs associated with outsourcing our manufacturing totaled approximately $290,000 including severance payments, facilities we no longer use, and impairment of property and equipment that will be disposed of. We recorded the change related to these costs in the fiscal 2005 consolidated financial statements.

SUBSEQUENT EVENTS

Sale of OM Video. As of December 31, 2005, all payments due under the note receivable through such date had been received and $854,000 of the promissory note remained outstanding; however, OM Purchaser has failed to make any subsequent, required payments under the note receivable and is in default thereunder. We are currently considering our collection options.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, our cash and cash equivalents were approximately $2.2 million and our marketable securities were approximately $17.0 million, which represented an overall increase of $1.5 million in our balances from June 30, 2005 which were cash and cash equivalents of approximately $1.9 million and our marketable securities of approximately $15.8 million.

Net cash flows provided by operating activities were $580,000 for the three months ended September 30, 2005, a decrease of $3.2 million, from the net cash flows provided by operating activities of $3.8 million for the three months ended September 30, 2004. The year-over-year decrease was attributable to an increase of $3.4 million in cash used in changes in working capital, a $618,000 decrease in cash provided by discontinued operations, and a decrease of $569,000 in cash provided by non-cash expenses, partially offset by an increase in net income from continuing operations of $1.4 million.

Net cash flows used in investing activities were $283,000 for the three months ended September 30, 2005, a decrease of $4.4 million, from the net cash flows used in investing activities of $4.7 million for the three months ended September 30, 2004. The change was primarily attributable to a decrease in the net (purchase) of marketable securities of approximately $17.5 million, a decrease in the purchase of property and equipment of $190,000, and an increase in the proceeds from the sale of property and equipment of $42,000, partially offset by a decrease in net cash provided by discontinued operations of $13.3 million. On August 22, 2005 we entered into a Mutual Release and Waiver with Burk pursuant to which Burk paid us $1.3 million, pre-tax, in full satisfaction of the promissory note, which is included in net cash provided by discontinued investing activities.

We did not have any net cash flows used in financing activities for the three months ended September 30, 2005, a decrease of $178,000, from the net cash flows used in financing activities of $178,000 for the three months ended September 30, 2004. This increase was attributable to a $178,000 decrease in cash used in payments on long-term debt and capital leases.

We have no off-balance-sheet financing arrangements with related parties and no unconsolidated subsidiaries. Contractual obligations related to our operating leases at September 30, 2005 are summarized below (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Remainder of Fiscal 2006	Fiscal 2007 and 2008	Fiscal 2009 and 2010	Thereafter

Operating Leases	$613	$371	$240	$2	$-

Total Contractual Cash Obligations	$613	$371	$240	$2	$-

At September 30, 2005, we had open purchase orders related to our contract manufacturers and other contractual obligations of approximately $3.0 million primarily related to inventory purchases.

We have non-cancellable, non-returnable, and long-lead time commitments with our outsourced manufacturers and certain suppliers for inventory components that will be used in production. Our exposure associated with these commitments is approximately $1.5 million, with the fiscal 2006 exposure being approximately $800,000 and the fiscal 2007 and 2008 exposure being approximately $700,000.

As of December 31, 2005, all payments due under the note receivable from the sale of OM Video through such date had been received and $854,000 of the promissory note remained outstanding; however, OM Purchaser has failed to make any subsequent, required payments under the note receivable and is in default thereunder. We are currently considering our collection options.

In January 2006, we received the $1.0 million in the Indemnity Escrow account from Premiere.

As of September 30, 2005, we had a net income tax receivable of $3.6 million. The receivable was generated from net operating loss carrybacks related to tax returns for the fiscal years ended June 30, 2004 and 2003, of $3.1 million and $359,000, respectively, and an overpayment of income taxes of approximately $500,000 for the fiscal year ended June 30, 2005. Additionally, we recorded in continuing and discontinued operations a combined tax provision of $380,000 during the three months ended September 30, 2005.

Beginning in January 2003 and continuing through the date of this report, we have incurred significant costs with respect to the defense and settlement of legal proceedings and the audits of our consolidated financial statements. The restatement of fiscal 2002 and fiscal 2001 consolidated financial statements and the fiscal 2004 and fiscal 2003 audits were significantly more time consuming and expensive than originally anticipated. The extended time commitment required to complete the restatement of financial information continues to be costly and divert our resources, as well as to have a material effect on our results of operations. We paid $127,000 in fiscal 2006, $2.5 million in fiscal 2005, and $2.5 million in fiscal 2004 in cash to settle the shareholders’ class action lawsuit. We have incurred legal fees in the amount of approximately $1.9 million from January 2003 through May 2006 and we have incurred audit and tax fees in the amount of approximately $3.6 million from January 2004 through May 2006. We expect that in fiscal 2007 these costs will be substantially less.

During fiscal 2006, we increased our research and development spending for new product development, including the hiring of new engineering and support staff, as well as increased spending on software, hardware, prototype development, and testing. We have also invested in the introduction of new products, including the Converge 560/590, the MaxAttach IP and Max IP, the Tabletop Controller for XAP Platform, as well as the Chat 50.

We have not exercised our five-year renewal option on our existing Company headquarters. We have entered into a letter of intent on a new corporate headquarters facility that we believe will better meet our current and future requirements. The proposed lease term is seven years, with a five-year exit clause, and a minimum of 33,000 square feet. The lease is anticipated to commence November 1, 2006.

Our principal source of funding for these and other expenses has been cash generated from operations and from the sale of discontinued operations. We believe that our working capital and cash flows from operating activities will be sufficient to satisfy our operating and capital expenditure requirements through fiscal 2007.

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Asset Retirement Obligations in the European Union

In June 2005, the FASB issued a FSP interpreting SFAS No. 143, “Accounting for Asset Retirement Obligations,” specifically FSP 143-1, “Accounting for Electronic Equipment Waste Obligations.” FSP 143-1 addresses the accounting for obligations associated with Directive 2002/96/EC, “Waste Electrical and Electronic Equipment,” which was adopted by the European Union (“EU”). The FSP provides guidance on how to account for the effects of the Directive but only with respect to historical waste associated with products placed on the market on or before August 13, 2005.  FSP 143-1 is effective beginning with our fiscal 2006 financial statements. We do not believe that the adoption of FSP 143-1 had a material effect on our business, results of operations, financial position, or liquidity.

Inventory Costs

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an Amendment of ARB No. 43,” which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for our fiscal 2006 financial statements. There was not a significant impact on our business, results of operations, financial position, or liquidity from the adoption of this standard.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3” in order to converge U.S. accounting standards with International Accounting Standards. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition of a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, it does not change the transition provisions of any existing accounting pronouncements. We do not believe that the adoption of SFAS No. 154 will have a material effect on our business, results of operations, financial position, or liquidity.

Other-Than-Temporary Impairment

In March 2004, the FASB issued EITF No. 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” which provides new guidance for assessing impairment losses on debt and equity investments. The new impairment model applies to investments accounted for under the cost or equity method and investments accounted for under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” EITF No. 03-01 also includes new disclosure requirements for cost method investments and for all investments that are in an unrealized loss position. In September 2004, the FASB delayed the accounting provisions of EITF No. 03-01; however, the disclosure requirements remain effective. We do not expect that the adoption of this EITF to have a material impact on our business, results of operations, financial position, or liquidity.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk has not changed materially since June 30, 2005.

Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the required time periods and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. The effectiveness of any system of disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing, and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate improper conduct completely. A controls system, no matter how well-designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. As a result, there can be no assurance that our disclosure controls and procedures will detect all errors or fraud.

As required by Rule 13a-15 under the Exchange Act, we have completed an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Interim Chief Financial Officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of September 30, 2005. Based upon this evaluation and as a result of the material weakness discussed below, our management, including the Chief Executive Officer and the Interim Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective as of September 30, 2005. Management nevertheless has concluded that the condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our results of operations and financial position for the periods presented in conformity with generally accepted accounting principles.

A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely basis by management or employees in the normal course of performing their assigned functions. As of September 30, 2005, we identified the following material weakness in our internal controls:

•
Ineffective financial statement close process. We have a material weakness in the timeliness and adequacy of the monthly close process to effect a timely and accurate financial statement close with the necessary level of review and supervision. Accounting personnel have not been able to focus full attention to correcting this weakness due to their focus on the preparation, audit, and issuance for the restated fiscal 2001, restated fiscal 2002, fiscal 2003, 2004, and 2005, and interim fiscal 2006 condensed consolidated financial statements.

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

•
Evaluation of the staffing, organizational structure, systems, policies and procedures, and other reporting processes, to improve the timeliness of closing the Company’s accounting records and to enhance the level of review and supervision.

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

We have committed considerable resources to date to the reviews and remedies described above, although certain of such items are on-going as of this filing date, and it will take time to realize all of the benefits. Additional efforts will be required to remediate the material weakness in our controls. We believe that the steps taken to date, along with certain other remediation plans we are currently undertaking, including those described above, will address the material weakness that affects our internal controls over financial reporting for the fiscal year ending June 30, 2006. We will continue our on-going evaluation and expect to improve our internal controls as necessary to assure their effectiveness.

Other than as described above, since the evaluation date, there has been no change in our internal controls over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Legal Proceedings. In addition to the legal proceedings described below, we are also involved from time to time in various claims and other legal proceedings which arise in the normal course of business. Such matters are subject to many uncertainties and outcomes that are not predictable. However, based on the information available to us as of May 15, 2006 and after discussions with legal counsel, we do not believe any such other proceedings will have a material, adverse effect on our business, results of operations, financial position, or liquidity, except as described below.

The Shareholders’ Class Action. On June 30, 2003, a consolidated complaint was filed against the Company, eight present or former officers and directors of the Company, and Ernst & Young LLP (“Ernst & Young”), the Company’s former independent public accountants, by a class consisting of purchasers of the Company’s common stock during the period from April 17, 2001 through January 15, 2003. The action followed the consolidation of several previously filed class action complaints and the appointment of lead counsel for the class. The allegations in the complaint were essentially the same as those contained in an SEC complaint described in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005. On December 4, 2003, the Company, on behalf of itself and all other defendants with the exception of Ernst & Young, entered into a settlement agreement with the class pursuant to which the Company agreed to pay the class $5.0 million and to issue the class 1.2 million shares of its common stock. The cash payment was made in two equal installments, the first on November 10, 2003 (fiscal 2004) and the second on January 14, 2005 (fiscal 2005). On May 23, 2005, the court order was amended to require the Company to pay cash in lieu of stock to those members of the class who would otherwise have been entitled to receive fewer than 100 shares of stock. On September 29, 2005 (fiscal 2006), we completed our obligations under the settlement agreement by issuing a total of 1,148,494 shares of our common stock to the plaintiff class, including 228,000 shares previously issued in November 2004 (fiscal 2005), and we paid an aggregate of $127,000 in cash in lieu of shares to those members of the class who would otherwise have been entitled to receive an odd-lot number of shares or who resided in states in which there was no exemption available for the issuance of shares. The cash payments were calculated on the basis of $2.46 per share which was equal to the higher of (i) the closing price for our common stock as reported by the Pink Sheets on the business day prior to the date the shares were mailed, or (ii) the average closing price over the five trading days prior to such mailing date.

On a quarterly basis, we revalued the un-issued shares to the closing price of the stock on the last day of the quarter. During the three months ended September 30, 2005 and 2004, we received a benefit of $1.2 million and $1.0 million, respectively, related to the revaluation of the 1.2 million shares of the Company’s common stock that were issued in November 2004 and September 2005.

The Shareholder Derivative Actions. Between March and August 2003, four shareholder derivative actions were filed by certain shareholders of the Company against various present and past officers and directors of the Company and against Ernst & Young. The complaints asserted allegations similar to those asserted in an SEC complaint described in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005 and the shareholders’ class action described above and also alleged that the defendant directors and officers violated their fiduciary duties to the Company by causing or allowing the Company to recognize revenue in violation of GAAP and to issue materially misstated financial statements and that Ernst & Young breached its professional responsibilities to the Company and acted in violation of GAAP by failing to identify or prevent the alleged revenue recognition violations and by issuing unqualified audit opinions with respect to the Company’s fiscal 2002 and 2001 financial statements. One of these actions was dismissed without prejudice on June 13, 2003. As to the other three actions, our Board of Directors appointed a special litigation committee of independent directors to evaluate the claims. That committee determined that the maintenance of the derivative proceedings against the individual defendants was not in the best interest of the Company. Accordingly, on December 12, 2003, we moved to dismiss those claims. In March 2004, our motions were granted, and the derivative claims were dismissed with prejudice as to all defendants except Ernst & Young. The Company was substituted as the plaintiff in the action and is now pursuing in its own name the claims against Ernst & Young.

The Insurance Coverage Action. On February 9, 2004, the Company and Edward Dallin Bagley, the Chairman of the Board of Directors and a significant shareholder of ClearOne, jointly filed an action against National Union Fire Insurance Company of Pittsburgh, Pennsylvania (“National Union”) and Lumbermens Mutual Insurance Company of Berkeley Heights, New Jersey (“Lumbermens Mutual”), the carriers of certain prior period directors and officers’ liability insurance policies, to recover the costs of defending and resolving claims against certain of our present and former directors and officers in connection with an SEC complaint described in our Annual Report on Form 10-K for the year ended June 30, 2005, and the shareholders’ class action and the shareholder derivative actions described above, and seeking other damages resulting from the refusal of such carriers to timely pay the amounts owing under such liability insurance policies. This action has been consolidated into a declaratory relief action filed by one of the insurance carriers on February 6, 2004 against ClearOne and certain of its current and former directors. In this action, the insurers assert that they are entitled to rescind insurance coverage under the Company’s directors and officers liability insurance policies, $3.0 million of which was provided by National Union and $2.0 million of which was provided by Lumbermens Mutual, based on alleged misstatements in the Company’s insurance applications. In February 2005, we entered into a confidential settlement agreement with Lumbermens Mutual pursuant to which ClearOne and Mr. Bagley received a lump-sum cash amount and the plaintiffs agreed to dismiss their claims against Lumbermens Mutual with prejudice. The cash settlement is held in a segregated account until the claims involving National Union have been resolved, at which time the amounts received in the action will be allocated between the Company and Mr. Bagley. The amount distributed to the Company and Mr. Bagley will be determined based on future negotiations between the Company and Mr. Bagley. The Company cannot currently estimate the amount of the settlement which it will ultimately receive. Upon determining the amount of the settlement which we will ultimately receive, we will record this as a contingent gain. On October 21, 2005, the court granted summary judgment in favor of National Union on its rescission defense and accordingly entered a judgment dismissing all of the claims asserted by ClearOne and Mr. Bagley. In connection with the summary judgment, the Company has been ordered to pay approximately $59,000 in expenses. However, due to the Lumbermans Mutual cash proceeds discussed above and the appeal of the summary judgment discussed below, this potential liability has not been recorded in the balance sheet as of September 30, 2005. On February 2, 2006, the Company and Mr. Bagley filed an appeal of the summary judgment granted on October 21, 2005 and intend to vigorously pursue the appeal and any follow-up proceedings regarding their claims against National Union, although no assurances can be given that they will be successful. The Company and Mr. Bagley have entered into a Joint Prosecution and Defense Agreement in connection with the action and we are paying all litigation expenses except litigation expenses which are solely related to Mr. Bagley’s claims in the litigation.

Wells Submission. We have been advised by the staff of the Salt Lake District Office of the SEC that the staff intended to recommend to the Commission that administrative proceedings be instituted to revoke the registration of the Company’s common stock based on the Company’s failure to timely file annual and quarterly reports with the Commission. We provided the staff with a so-called “Wells Submission” setting forth its position with respect to the staff’s intended recommendation. To date, the Commission has not instituted an administrative proceeding against us; however, there can be no assurance that the Commission will not institute an administrative proceeding in the future or that we would prevail if an administrative proceeding were instituted.

Item 1A. RISK FACTORS

Investors should carefully consider the risks described below. The risks described below are not the only ones we face, and there are risks that we are not presently aware of or that we currently believe are immaterial that may also impair our business operations. Any of these risks could harm our business. The trading price of our common stock could decline significantly due to any of these risks and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q, including our September 30, 2005 unaudited condensed consolidated financial statements and related notes.

Risks Relating to Our Business

We face intense competition in all of the markets for our products and services; our operating results will be adversely affected if we cannot compete effectively against other companies.

As described in more detail in the section entitled “Competition,” in our Annual Report on Form 10-K for the year ended June 30, 2005, the markets for our products and services are characterized by intense competition and pricing pressures and rapid technological change. We compete with businesses having substantially greater financial, research and development, manufacturing, marketing, and other resources. If we are not able to continually design, manufacture, and successfully introduce new or enhanced products or services that are comparable or superior to those provided by our competitors and at comparable or better prices, we could experience pricing pressures and reduced sales, gross profit, profits, and market share, each of which could have a materially adverse effect on our business.

Difficulties in estimating customer demand in our products segment could harm our gross profit.

Orders from our distributors and other distribution participants are based on demand from end-users. Prospective end-user demand is seasonal and is difficult to measure. This means that our revenues in any fiscal quarter could be adversely impacted by low end-user demand, which could in turn negatively affect orders we receive from distributors and dealers. Our expectations for both short- and long-term future net revenues are based on our own estimates of future demand.

Revenues for any particular time period are difficult to predict with any degree of certainty. We usually ship products within a short time after we receive an order; so consequently, unshipped backlog has not been a good indicator of future revenues. We believe that the current level of backlog will fluctuate dependent in part on our ability to forecast revenue mix and to plan our manufacturing accordingly. A significant portion of our customers’ orders are received in the last month of the quarter. We budget the amount of our expenses based on our revenue estimates. If our estimates of sales are not accurate and we experience unforeseen variability in our revenues and operating results, we may be unable to adjust our expense levels accordingly and our gross profit and results of operations will be adversely affected. Higher inventory levels or stock shortages may also result from difficulties in estimating customer demand.

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

Environmental laws and regulations subject us to a number of risks and could result in significant costs and impact on revenue

The European Parliament has published a directive on the Restriction on Use of Hazardous Substances Directive (the “RoHS Directive”), which restricts the use of certain hazardous substances in electrical and electronic equipment beginning July 1, 2006. In order to comply with this directive, it has become necessary to re-design the majority of our product line and switch over to components that do not contain the restricted substances, such as lead, mercury, and cadmium. This process involves procurement of the new compliant components, engineering effort to integrate and test them, and re-submitting the products for emissions, safety, and telephone line interface compliance testing and approval. This effort has consumed resources and time that would otherwise have been spent on new product development, which will continue until the product line has been updated.

To date, certain of our products have not been re-designed and are therefore not-compliant with these laws and regulations. Accordingly, sales into the European market beginning July 1, 2006 may be negatively impacted and our results of operations could suffer. We anticipate that most of these product re-designs and launches will be completed during the first half of fiscal 2007. Additionally, certain of our products will not be re-designed. Our outsourced manufacturers may hold us responsible for the cost of purchased components that become obsolete as a result of these re-design efforts. To the extent that we cannot manage these exposures to our current estimates, our results of operations could be negatively impacted. In addition, because this has essentially become a worldwide issue for all electronics manufacturers who wish to sell into the European market, we have seen increased lead times for compliant components because of the increased demand. This is an issue that is not unique to ClearOne.

The European Parliament has also published a directive on Electronic and Electrical Waste Management (the “WEEE Directive”), which makes producers of certain electrical and electronic equipment financially responsible for collection, reuse, recycling, treatment, and disposal of equipment placed on the European Union market after August 13, 2005. We are currently compliant in terms of the labeling requirements and have finalized the recycling processes with the appropriate entities within Europe. According to our understanding of the directive, distributors of our product are deemed producers and must comply with this directive by contracting with a recycler for the recovery, recycling, and reuse of product.

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

Once new products reach the market, they may have defects, which could adversely affect market acceptance of these products and our reputation. If we are not able to manage and minimize such potential difficulties, our business and results of operations could be negatively affected.

Proposed sale of our camera business.

In March 2006, we entered into a letter of intent with a potential purchaser of our document and educational camera manufacturing and sales business. We are currently in the due diligence phase and there is no guarantee that an actual sale will be completed. We are actively managing our customer relationships and our camera inventory to meet the needs of our camera customers. If our estimates of future sales and required inventory are not accurate and we experience an unforeseen drop in sales or excess inventory, our revenues and gross profit may be adversely affected. If the proposed sales occurs, future revenues will be negatively affected.

Our profitability may be adversely affected by our continuing dependence on our distribution channels.

We market our products primarily through a network of distributors who in turn sell our products to systems integrators, dealers, and value-added resellers. All of our agreements with such distributors and other distribution participants are non-exclusive, terminable at will by either party and generally short-term. No assurances can be given that any or all such distributors or other distribution participants will continue their relationship with us. Distributors and to a lesser extent systems integrators, dealers, and value-added resellers cannot easily be replaced and the loss of revenues and our inability to reduce expenses to compensate for the loss of revenues could adversely affect our net revenues and gross profit.

Although we rely on our distribution channels to sell our products, our distributors and other distribution participants are not obligated to devote any specified amount of time, resources, or efforts to the marketing of our products or to sell a specified number of our products. There are no prohibitions on distributors or other resellers offering products that are competitive with our products and most do offer competitive products. The support of our products by distributors and other distribution participants may depend on the competitive strength of our products and the price incentives we offer for their support. If our distributors and other distribution participants are not committed to our products, our revenues and gross profit may be adversely affected.

Reporting of channel inventory by certain distributors.

We defer recognition of revenue from product sales to distributors until the return privilege has expired, which approximates when product is sold-through to customers of our distributors. We evaluate, at each quarter-end, the inventory in the channel through information provided by certain of our distributors. We use this information along with our judgment and estimates to determine the amount of inventory in the entire channel, for all customers and for all inventory items, and the appropriate revenue and cost of goods sold associated with those channel products. We cannot guarantee that the third party data, as reported, or that our assumptions and judgments regarding total channel inventory revenue and cost of goods sold will be accurate.

We depend on an outsourced manufacturing strategy.

In August 2005, we entered into a manufacturing agreement with a manufacturing services provider, to be the exclusive manufacturer of substantially all the products that were previously manufactured at our Salt Lake City, Utah manufacturing facility. This manufacturer is currently the primary manufacturer of many of our products and if this manufacturer experiences difficulties in obtaining sufficient supplies of components, component prices become unreasonable, an interruption in its operations, or otherwise suffers capacity constraints, we would experience a delay in shipping these products which would have a negative impact on our revenues. Currently, we have no second source of manufacturing for substantially all of our products.

We have an agreement with an international manufacturer for the manufacture of other product lines. We use an offshore facility. Should there be any disruption in services due to natural disaster, economic or political difficulties, quarantines or other restrictions associated with infectious diseases, or other similar events, or any other reason, such disruption would have a material adverse effect on our business. A delay in shipping these products due to an interruption in the manufacturer’s operations would have a negative impact on our revenues. Operating in the international environment exposes us to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, and potentially adverse tax consequences, which could materially affect our results of operations.

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

We currently rely primarily on a combination of trade secrets, copyrights, trademarks, patents, and nondisclosure agreements to establish and protect our proprietary rights in our products. No assurances can be given that others will not independently develop similar technologies, or duplicate or design around aspects of our technology. In addition, we cannot assure that any patent or registered trademark owned by us will not be invalidated, circumvented or challenged, or that the rights granted thereunder will provide competitive advantages to us. Litigation may be necessary to enforce our intellectual property rights. We believe our products and other proprietary rights do not infringe upon any proprietary rights of third parties; however, we cannot assure that third parties will not assert infringement claims in the future. Our industry is characterized by vigorous protection of intellectual property rights. Such claims and the resulting litigation are expensive and could divert management’s attention, regardless of their merit. In the event of a claim, we might be required to license third-party technology or redesign our products, which may not be possible or economically feasible.

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

International sales represent a significant portion of our total product sales. For example, international sales represented 23.0 percent of our total product sales for the three months ended September 30, 2005 and 26.7 percent for the three months ended September 30, 2004. We anticipate that the portion of our total product revenue from international sales will continue to increase as we further enhance our focus on developing new products, establishing new distribution partners, strengthening our presence in key growth areas, and improving product localization with country-specific product documentation and marketing materials. Our international business is subject to the financial and operating risks of conducting business internationally, including:

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

Our sales in the international market are generally denominated in U.S. Dollars, with the exception of sales through our wholly owned subsidiary, OM Video, whose sales were denominated in Canadian Dollars until March 4, 2005, when the subsidiary was sold to a third party. Consolidation of OM Video’s financial statements with ours, under U.S. GAAP, required remeasurement of the amounts stated in OM Video’s financial statements to U.S. Dollars, which was subject to exchange rate fluctuations. We did not undertake hedging activities that might have protected us against such risks.

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

We grant credit without requiring collateral to substantially all of our customers. In times of economic uncertainty, the risks relating to the granting of such credit would typically increase. Although we monitor and mitigate the risks associated with our credit policies, we cannot ensure that such mitigation will be effective. We have experienced losses due to customers failing to meet their payment obligations. Future losses could be significant and, if incurred, could harm our business and have a material adverse effect on our results of operations or financial position.

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

The market price of our common stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price of our common stock may be significantly affected by a variety of factors, including:

•	statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to the market in which we do business or relating to us specifically;
•	disparity between our reported results and the projections of analysts;
•	the shift in sales mix of products that we currently sell to a sales mix of lower-gross profit product offerings;
•	the level and mix of inventory levels held by our distributors;
•	the announcement of new products or product enhancements by us or our competitors;
•	technological innovations by us or our competitors;
•	success in meeting targeted availability dates for new or redesigned products;
•	the ability to profitably and efficiently manage our supplies of products and key components;
•	the ability to maintain profitable relationships with our customers;
•	the ability to maintain an appropriate cost structure;
•	quarterly variations in our results of operations;
•	general consumer confidence or general market conditions or market conditions specific to technology industries;
•	domestic and international economic conditions;
•
the adoption of the new accounting standard, SFAS No. 123R, “Share-Based Payments” which requires us to record compensation expense for certain options issued before July 1, 2005 and for all options issued or modified after June 30, 2005;

•	our ability to report financial information in a timely manner; and
•	the markets in which our stock is traded.

Many of our officers and key personnel have recently joined the company or have only worked together for a short period of time.

We have recently made several significant changes to our senior management team. In July 2004, we named a new President and Chief Executive Officer, who had been serving as our Vice-President of Product Development since December 2003. In addition, we hired a new Chief Financial Officer in July 2004, a Vice-President of Worldwide Sales and Marketing in November 2004, and a Vice-President of Operations in January 2005. In January 2005, we named a new Vice-President of Product Line Management, who had been serving as our Director of Research and Development. In September 2005, our Chief Financial Officer resigned his position and our Corporate Controller, who joined the Company in August 2005, was named our Interim Chief Financial Officer. In February 2006, we eliminated the position of Vice-President of Human Resources. As a result of these recent changes in senior management, many of our officers and other key personnel have only worked together for a short period of time. The failure to successfully integrate senior management could have an adverse impact on our business operations, including reduced sales, and delays in new product introductions.

We have previously identified material weaknesses in our internal controls.

Although we have committed considerable resources to date to the reviews and remedies over our disclosure and financial reporting internal controls, it will take time and additional expenditures to completely remediate any material weakness in our internal controls. We are always at risk that any future failure of our own internal controls or the internal control at any of our outsourced manufacturers or service providers could result in additional reported material weaknesses. Recent changes to our management team increases the risk of a process breakdown and possible internal control deficiencies as we have many employees performing tasks they have not performed in the past, which could result in errors or lost knowledge. Any future failures of our internal controls could have a material impact on our market capitalization, results of operations, or financial position, or have other adverse consequences.

Our directors and officers own 18.6 percent of the Company and may exert significant influence over us.

Our officers and directors together have beneficial ownership of approximately 18.6 percent of our common stock (including options that are currently exercisable or exercisable within 60 days of May 15, 2006). With this significant holding in the aggregate, the officers and directors, acting together, could exert a significant degree of influence over us and may be able to delay or prevent a change in control.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

Item 5. OTHER INFORMATION

Not Applicable.

Item 6. EXHIBITS

Exhibit	SEC Ref.
No.	No.	Title of Document	Location
10.8	10	Asset Purchase Agreement among Clarinet, Inc., American Teleconferencing Services, Ltd. doing business as Premiere Conferencing, and ClearOne Communications, Inc., dated July 1, 2004	Incorp. by reference[4]
10.9	10	Stock Purchase Agreement dated March 4, 2005 between 6351352 Canada Inc. and Gentner Ventures, Inc., a wholly owned subsidiary of ClearOne Communications, Inc.	Incorp. by reference[1]
10.10	10	Settlement Agreement and Release between ClearOne Communications, Inc. and DeLonie Call dated February 20, 2006*	Incorp. by reference[3]
10.18	10	Mutual Release and Waiver between ClearOne Communications, Inc. and Burk Technology, Inc. dated August 22, 2005	Incorp. by reference[2]
31.1	31	Section 302 Certification of Chief Executive Officer	This filing
31.2	31	Section 302 Certification of Interim Chief Financial Officer	This filing
32.1	32	Section 906 Certification of Chief Executive Officer	This filing
32.2	32	Section 906 Certification of Interim Chief Financial Officer	This filing
______________
*Constitutes a management contract or compensatory plan or arrangement.
1 Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003.
2 Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004.
3 Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005.
4 Incorporated by reference to the Registrant’s Current Report on Form 8-K filed July 1, 2004.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARONE COMMUNICATIONS, INC.

May 31, 2006	By:	/s/ Zeynep Hakimoglu
Zeynep Hakimoglu
President and Chief Executive Officer
(Principal Executive Officer)

May 31, 2006	By:	/s/ Craig E. Peeples
Craig E. Peeples
Interim Chief Financial Officer and Corporate Controller
(Principal Financial and Accounting Officer)