Form 10-Q
period 2005-12-31
CLEARONE COMMUNICATIONS INC
filed 2006-06-13
CIK 840715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2005

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 12,184,727 shares of the Company’s Common Stock, par value $0.001, outstanding on May 31, 2006.

CLEARONE COMMUNICATIONS, INC.
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2005

INDEX

		Page Number
Disclosure Regarding Forward-Looking Statements		3
PART I - FINANCIAL INFORMATION
Item 1	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of December 31, 2005 and June 30, 2005	4
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended December 31, 2005 and 2004 and the six months ended December 31, 2005 and 2004	5
	Condensed Consolidated Statements of Shareholders’ Equity for the six months ended December 31, 2005	7
	Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2005 and 2004	8
	Notes to Condensed Consolidated Financial Statements	10
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3	Quantitative and Qualitative Disclosures about Market Risk	40
Item 4	Controls and Procedures	40
PART II - OTHER INFORMATION
Item 1	Legal Proceedings	42
Item 1A	Risk Factors	43
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	49
Item 3	Defaults Upon Senior Securities	49
Item 4	Submission of Matters to a Vote of Security Holders	50
Item 5	Other Information	50
Item 6	Exhibits	50
Signatures		51

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

CAUTIONARY STATEMENT REGARDING THE FILING DATE OF THIS REPORT AND THE ANTICIPATED FUTURE FILINGS OF ADDITIONAL PAST-DUE REPORTS

This Quarterly Report on Form 10-Q for the second quarter of the fiscal year ending June 30, 2006 is first being filed in June 2006. Shareholders and others are cautioned that the financial statements included in this report are over five months old and are not necessarily indicative of the operating results that may be expected for the fiscal year ending June 30, 2006. Shareholders and others should also be aware that the staff of the Salt Lake District Office of the Securities and Exchange Commission (“SEC”) intended to recommend to the Commission that administrative proceedings be instituted to revoke the registration of the Company’s common stock based on the Company’s failure to timely file annual and quarterly reports with the Commission. The Company provided the staff with a so-called “Wells Submission” setting forth its position with respect to the staff’s intended recommendation. To date, the Commission has not instituted an administrative proceeding against the Company; however, there can be no assurance that the Commission will not institute an administrative proceeding in the future or that the Company would prevail if an administrative proceeding were instituted.

CLEARONE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands of dollars, except per share amounts)

	December 31,	June 30,
	2005	2005

ASSETS
Current assets:
Cash and cash equivalents	$2,509	$1,892
Marketable securities	17,000	15,800
Accounts receivable, net of allowance for doubtful accounts of $49 and $46, respectively	7,518	6,859
Inventories, net	4,797	5,806
Income tax receivable	3,626	3,952
Deferred income taxes, net	144	270
Prepaid expenses	521	300
Total current assets	36,115	34,879

Property and equipment, net	2,242	2,805
Intangibles, net	238	322
Other assets	15	15
Deferred taxes	-	-
Total assets	$38,610	$38,021

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,537	$2,163
Accrued liabilities	2,135	5,622
Deferred product revenue	4,936	5,055
Total current liabilities	8,608	12,840

Deferred income taxes, net	144	270
Total liabilities	8,752	13,110

Commitments and contingencies (see Note 8)

Shareholders' equity:
Common stock, par value $0.001; 50,000,000 shares authorized;
12,184,727 and 11,264,233 shares issued and outstanding, respectively	12	11
Additional paid-in capital	52,238	49,393
Deferred compensation	-	(33)
Accumulated deficit	(22,392)	(24,460)
Total shareholders' equity	29,858	24,911
Total liabilities and shareholders' equity	$38,610	$38,021

See accompanying notes to condensed consolidated financial statements

CLEARONE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands of dollars, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2005	2004	2005	2004

Product Revenue:	$9,675	$8,692	$19,202	$15,439

Cost of goods sold:
Product	4,759	3,717	9,311	7,140
Product inventory write-offs	184	231	277	605
Total cost of goods sold	4,943	3,948	9,588	7,745
Gross profit	4,732	4,744	9,614	7,694

Operating expenses:
Marketing and selling	1,810	2,341	3,622	4,427
General and administrative	1,457	1,388	3,228	2,823
Settlement in shareholders' class action	-	(734)	(1,205)	(1,754)
Research and product development	1,778	1,282	3,577	2,387
Total operating expenses	5,045	4,277	9,222	7,883

Operating (loss) income	(313)	467	392	(189)

Other income (expense), net:
Interest income	186	98	345	182
Interest expense	-	(48)	-	(103)
Other, net	5	14	12	19
Total other income (expense), net	191	64	357	98

(Loss) income from continuing operations before income taxes	(122)	531	749	(91)
Benefit (provision) from income taxes	109	(198)	287	34
(Loss) income from continuing operations	(13)	333	1,036	(57)

Discontinued operations:
Income from discontinued operations	-	95	-	54
Gain on disposal of discontinued operations	150	-	1,646	17,369
Income tax provision	(56)	(22)	(614)	(4,004)
Income from discontinued operations	94	73	1,032	13,419

Net income	$81	$406	$2,068	$13,362

Comprehensive income:
Net income	$81	$406	$2,068	$13,362
Foreign currency translation adjustments	-	59	-	129

Comprehensive income:	$81	$465	$2,068	$13,491

See accompanying notes to condensed consolidated financial statements

CLEARONE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (CONTINUED)
(Unaudited)
(in thousands of dollars, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2005	2004	2005	2004

Basic earnings (loss) per common share from continuing operations	$(0.00)	$0.03	$0.09	$(0.01)
Diluted earnings (loss) per common share from continuing operations	$(0.00)	$0.02	$0.08	$(0.00)

Basic earnings (loss) per common share from discontinued operations	$0.01	$0.01	$0.09	$1.21
Diluted earnings (loss) per common share from discontinued operations	$0.01	$0.01	$0.08	$1.08

Basic earnings (loss) per common share	$0.01	$0.04	$0.18	$1.20
Diluted earnings (loss) per common share	$0.01	$0.03	$0.17	$1.08

Basic weighted average shares outstanding	12,184,727	11,147,755	11,734,485	11,091,994
Diluted weighted average shares outstanding	12,195,466	12,353,176	12,230,035	12,364,778

See accompanying notes to condensed consolidated financial statements

CLEARONE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(in thousands of dollars, except per share amounts)

					Retained
			Additional		Earnings	Total
	Common Stock		Paid-In	Deferred	(Accumulated	Shareholders'
	Shares	Amount	Capital	Compensation	Deficit)	Equity

Balances at June 30, 2005	11,264,233	$11	$49,393	$(33)	$(24,460)	$24,911

Issuance of Common Shares related to
shareholder settlement agreement	920,494	1	2,263	-	-	2,264
SFAS No. 123R compensation cost	-	-	567	-	-	567
Compensation expense resulting from
the modification of stock options	-	-	15	-	-	15
Amortization of deferred compensation	-	-	-	33	-	33
Net income	-	-	-	-	2,068	2,068
Balances at December 31, 2005	12,184,727	$12	$52,238	$-	$(22,392)	$29,858

See accompanying notes to consolidated financial statements

CLEARONE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands of dollars, except per share amounts)

	Six Months Ended
	December 31,	December 31,
	2005	2004
Cash flows from operating activities:
Income (loss) from continuing operations	$1,036	$(57)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operations:
Depreciation and amortization expense	774	1,091
Stock-based compensation	613	34
Write-off of inventory	277	605
Gain on disposal of assets and fixed assets write-offs	(48)	(4)
Provision for doubtful accounts	3	36
Purchase accounting adjustment	-	395
Changes in operating assets and liabilities:
Accounts receivable	(662)	(55)
Inventories	732	1,016
Prepaid expenses and other assets	(221)	(226)
Accounts payable	(626)	(735)
Accrued liabilities	(1,222)	(1,425)
Income taxes	326	2,209
Deferred product revenue	(119)	(1,362)
Net change in other assets/liabilities	-	(1)
Net cash provided by continuing operating activities	863	1,521
Net cash provided by discontinued operating activities	-	421
Net cash provided by operating activities	863	1,942

Cash flows from investing activities:
Purchase of property and equipment	(134)	(835)
Proceeds from the sale of property and equipment	55	6
Purchase of marketable securities	(3,600)	(40,000)
Sale of marketable securities	2,400	25,750
Net cash used in continuing investing activities	(1,279)	(15,079)
Net cash provided by discontinued investing activities	1,033	14,383
Net cash used in investing activities	(246)	(696)

Cash flows from financing activities:
Principal payments on capital lease obligations	-	(8)
Principal payments on note payable	-	(932)
Net cash used in continuing financing activities	-	(940)
Net cash used in discontinued financing activities	-	-
Net cash used in financing activities	-	(940)

Net increase in cash and cash equivalents	617	306
Cash and cash equivalents at the beginning of the period	1,892	4,207
Cash and cash equivalents at the end of the period	$2,509	$4,513

See accompanying notes to condensed consolidated financial statements

CLEARONE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)
(in thousands of dollars, except per share amounts)

	Six Months Ended
	December 31,	December 31,
	2005	2004
Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$103
Cash paid (received) for income taxes	-	1,111

Supplemental disclosure of non-cash financing activities:
Value of common shares issued in shareholder settlement	$2,264	$957

See accompanying notes to condensed consolidated financial statements

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands of dollars, except per share amounts)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, consisting of the condensed consolidated balance sheets as of December 31, 2005 and June 30, 2005, the condensed consolidated statements of operations and comprehensive income (loss) for the three months and six months ended December 31, 2005 and 2004, and the condensed consolidated statements of cash flows for the six months ended December 31, 2005 and 2004, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2005.

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

Revenue Recognition - The Company evaluates, at each quarter-end, the inventory in the channel through information provided by certain of its distributors.  The level of inventory in the channel will fluctuate up or down, each quarter, based upon these distributors’ individual operations.  Accordingly, each quarter-end revenue deferral is calculated and recorded based upon the underlying, estimated channel inventory at quarter-end.  The amounts of deferred cost of goods sold were included in consigned inventory. The following table details the amount of deferred revenue and cost of goods sold at each period end for the 18-month period ended December 31, 2005.

	Deferred Revenue	Deferred Cost of Goods Sold	Deferred Gross Profit

December 31, 2005	$4,936	$2,199	$2,737
September 30, 2005	4,848	2,373	2,475
June 30, 2005	5,055	2,297	2,758
March 31, 2005	5,456	2,321	3,135
December 31, 2004	3,867	1,609	2,258
September 30, 2004	5,617	1,920	3,697
June 30, 2004	6,107	2,381	3,726

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

If the compensation cost of its stock options had been determined consistently with the original SFAS No. 123, the Company’s net income and earnings per common share and common share equivalent would have changed to the pro-forma amounts indicated below:

	Three Months Ended	Six Months Ended
	December 31,	December 31,
	2004	2004
Net income (loss):
As reported	$406	$13,362
Stock-based employee compensation expense included in
reported net loss, net of income taxes	3	7
Stock-based employee compensation expense determined
under the fair-value method of all awards, net of income taxes	(166)	(332)
Pro forma	$243	$13,037

Basic earnings (loss) per common share:
As reported	$0.04	$1.20
Pro forma	0.02	1.18
Diluted earnings (loss) per common share:
As reported	$0.03	$1.08
Pro forma	0.02	1.05

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

SFAS No. 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the awards - the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Therefore, if an employee does not ultimately render the requisite service, the costs associated with the unvested options will not be recognized, cumulatively.

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

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3,” in order to converge U.S. accounting standards with International Accounting Standards. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition of a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, it does not change the transition provisions of any existing accounting pronouncements. The Company does not believe that the adoption of SFAS No. 154 will have a material effect on its business, results of operations, financial position, or liquidity.

Other-Than-Temporary Impairment

In March 2004, the FASB issued Emerging Issues Task Force (“EITF”) No. 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” which provides new guidance for assessing impairment losses on debt and equity investments. The new impairment model applies to investments accounted for under the cost or equity method and investments accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” EITF No. 03-01 also includes new disclosure requirements for cost method investments and for all investments that are in an unrealized loss position. In September 2004, the FASB delayed the accounting provisions of EITF No. 03-01; however, the disclosure requirements remain effective. The Company does not expect that the adoption of this EITF, when the delay is suspended, will have a material impact on its business, results of operations, financial position, or liquidity.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
(in thousands of dollars, except per share amounts)

3.  Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2005	2004	2005	2004
Numerator:
(Loss) income from continuing operations	$(13)	$333	$1,036	$(57)
Income (loss) from discontinued operations, net of tax	-	73	-	41
Gain (loss) on disposal of discontinued operations, net of tax	94	-	1,032	13,378
Net income	$81	$406	$2,068	$13,362
Denominator:
Basic weighted average shares outstanding	12,184,727	11,147,755	11,734,485	11,091,994
Dilutive common stock equivalents using treasury stock method	10,739	1,205,421	495,550	1,272,784
Diluted weighted average shares outstanding	12,195,466	12,353,176	12,230,035	12,364,778

Basic earnings (loss) per common share:
Continuing operations	$(0.00)	$0.03	$0.09	$(0.01)
Discontinued operations	-	0.01	-	0.00
Disposal of discontinued operations	0.01	-	0.09	1.21
Net income (loss)	0.01	0.04	0.18	1.20
Diluted earnings (loss) per common share:
Continuing operations	$(0.00)	$0.02	$0.08	$(0.00)
Discontinued operations	-	0.01	-	0.00
Disposal of discontinued operations	0.01	-	0.08	1.08
Net income (loss)	0.01	0.03	0.17	1.08

Options that had an exercise price greater than the average market price of the common shares (“Out-of-the-Money Options”) during the respective period were not included in the computation of diluted earnings per share as the effect would be anti-dilutive. An average total of 1,455,830 and 1,486,097 Out-of-the-Money Options were not included during the three months ended December 31, 2005 and 2004, respectively. An average total of 1,497,497 and 1,608,642 Out-of-the-Money Options were not included during the six months ended December 31, 2005 and 2004, respectively. Warrants to purchase 150,000 shares of common stock were outstanding as of December 31, 2005 and 2004, but were not included in the computation of diluted earnings per share for the three month and six month periods ended December 31, 2005 and 2004, as the effect would be anti-dilutive. During fiscal 2004, the Company entered into a settlement agreement related to the shareholders’ class action and agreed to issue 1.2 million shares of its common stock; however, certain of these shares were settled in cash in lieu of common stock (see Note 8). The Company issued 228,000 shares in November 2004 and 920,494 shares in September 2005.

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

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
(in thousands of dollars, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2005	2004	2005	2004

Income from discontinued operations:
OM Video	$-	$95	$-	$54

Gain on disposal of discontinued operations:
Conferencing services business	$-	$-	$-	$17,369
OM Video	150	-	300	-
Burk	-	-	1,346	-
Total gain on disposal of discontinued operations	150	-	1,646	17,369

Income tax provision:
Conferencing services business	$-	$-	$-	$(3,991)
OM Video	(56)	(22)	(112)	(13)
Burk	-	-	(502)	-
Total income tax provision	(56)	(22)	(614)	(4,004)

Total income from discontinued operations, net of income taxes:
Conferencing services business	$-	$-	$-	$13,378
OM Video	94	73	188	41
Burk	-	-	844	-
Total income from discontinued operations,
net of income taxes	$94	$73	$1,032	$13,419

Conferencing Services

On July 1, 2004, the Company sold its conferencing services business component to Premiere. Consideration for the sale consisted of $21,300 in cash. Of the purchase price, $300 was placed into a working capital escrow account and an additional $1,000 was placed into an 18-month Indemnity Escrow account. The Company received the $300 working capital escrow funds approximately 90 days after the execution date of the contract. The Company received the $1,000 in the Indemnity Escrow account in January 2006. Additionally, $1,365 of the proceeds was utilized to pay off equipment leases pertaining to assets being conveyed to Premiere. The Company realized a pre-tax gain on the sale of $17,369 during the six months ended December 31, 2004.

OM Video

On March 4, 2005, the Company sold all of the issued and outstanding stock of its Canadian subsidiary, ClearOne Communications of Canada, Inc. (“ClearOne Canada”) to 6351352 Canada Inc., a Canada corporation. ClearOne Canada owned all the issued and outstanding stock of Stechyson Electronics, Ltd., which conducts business under the name OM Video. The Company agreed to sell the stock of ClearOne Canada for $200 in cash; a $1,256 note receivable over a 15-month period, with interest accruing on the unpaid balance at the rate of 5.3 percent per year; and contingent consideration ranging from 3.0 percent to 4.0 percent of related gross revenues over a five-year period. In June 2005, the Company was advised that the OM Purchaser had settled an action brought by the former employer of certain of OM Purchaser’s owners and employees alleging violation of non-competition agreements. The settlement reportedly involved a cash payment and an agreement not to sell certain products for a period of one year. Based on an analysis of the facts and circumstances that existed at the end of fiscal 2005, and considering the guidance from Topic 5U of the SEC Rules and Regulations, “Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity,” the gain is being recognized as cash is collected (as collection was not reasonably assured). OM Video revenues, reported in discontinued operations, for the three months and six months ended December 31, 2004 were $1,477 and $2,356, respectively. OM Video pre-tax income, reported in discontinued operations, for the three months and six months ended December 31, 2004 was $95 and $54, respectively. OM Video pre-tax gain on disposal, reported in discontinued operations, for the three months and six months ended December 31, 2005 was $150 and $300, respectively.

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

Burk

On August 22, 2005, the Company entered into a Mutual Release and Waiver Agreement with Burk pursuant to which Burk paid the Company $1,346 in full satisfaction of the promissory note, which included a discount of $119. As part of the Mutual Release and Waiver Agreement, the Company waived any right to future commission payments from Burk. Additionally, Burk and the Company granted mutual releases to one another with respect to future claims and liabilities. Accordingly, the total pre-tax gain on the disposal of discontinued operations, related to Burk, was approximately $2,419. This gain was recognized beginning in fiscal 2001. The Company realized pre-tax gain on the disposal of discontinued operations of $1,346 during the six months ended December 31, 2005.

5.  Income Taxes

During the three months ended December 31, 2005, the Company recorded a benefit from income taxes from continuing operations of $109. This compares to a provision from income taxes of ($198) during the three months ended December 31, 2004. During the six months ended December 31, 2005, the Company recorded a benefit from income taxes from continuing operations of $287. This compares to a benefit from income taxes of $34 during the six months ended December 31, 2004. Taxes are based on the estimated annual effective tax rate.

SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Valuation allowances were recorded in fiscal 2006 and fiscal 2005 due to the uncertainty of realization of the assets. As of December 31, 2005, the Company has recorded a valuation allowance against all of its net deferred tax assets. Based on the Company’s lack of cumulative profitability in recent years it is more likely than not that all of the net deferred tax assets will not be realized.

6.  Inventory

Inventories, net of reserves, consist of the following as of December 31, 2005 and June 30, 2005:

	December 31,	June 30,
	2005	2005

Raw materials	$441	$1,804
Finished goods	2,157	1,705
Consigned inventory	2,199	2,297
Total inventory	$4,797	$5,806

Consigned inventory represents inventory at distributors and other customers where revenue recognition criteria have not been achieved.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
(in thousands of dollars, except per share amounts)

7.  Accrued Liabilities

Accrued liabilities consist of the following as of December 31, 2005 and June 30, 2005:

	December 31,	June 30,
	2005	2005

Accrued salaries and other compensation	$938	$977
Other accrued liabilities	1,197	1,049
Class action settlement	-	3,596
Total	$2,135	$5,622

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

Legal Proceedings. In addition to the legal proceedings described below, the Company is also involved from time to time in various claims and other legal proceedings which arise in the normal course of business. Such matters are subject to many uncertainties and outcomes that are not predictable. However, based on the information available to the Company as of May 31, 2006 and after discussions with legal counsel, the Company does not believe any such other proceedings will have a material, adverse effect on its business, results of operations, financial position, or liquidity, except as described below.

The Shareholders’ Class Action. On June 30, 2003, a consolidated complaint was filed against the Company, eight present or former officers and directors of the Company, and Ernst & Young LLP (“Ernst & Young”), the Company’s former independent public accountants, by a class consisting of purchasers of the Company’s common stock during the period from April 17, 2001 through January 15, 2003. The action followed the consolidation of several previously filed class action complaints and the appointment of lead counsel for the class. The allegations in the complaint were essentially the same as those contained in an SEC complaint described in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005. On December 4, 2003, the Company, on behalf of itself and all other defendants with the exception of Ernst & Young, entered into a settlement agreement with the class pursuant to which the Company agreed to pay the class $5,000 and to issue the class 1.2 million shares of its common stock. The cash payment was made in two equal installments, the first on November 10, 2003 (fiscal 2004) and the second on January 14, 2005 (fiscal 2005). On May 23, 2005, the court order was amended to require the Company to pay cash in lieu of stock to those members of the class who would otherwise have been entitled to receive fewer than 100 shares of stock. On September 29, 2005 (fiscal 2006), the Company completed its obligations under the settlement agreement by issuing a total of 1,148,494 shares of the Company’s common stock to the plaintiff class, including 228,000 shares previously issued in November 2004 (fiscal 2005), and the Company paid an aggregate of $127 in cash in lieu of shares to those members of the class who would otherwise have been entitled to receive an odd-lot number of shares or who resided in states in which there was no exemption available for the issuance of shares. The cash payments were calculated on the basis of $2.46 per share which was equal to the higher of (i) the closing price for the Company’s common stock as reported by the Pink Sheets on the business day prior to the date the shares were mailed, or (ii) the average closing price over the five trading days prior to such mailing date. The 920,494 shares that were issued on September 29, 2005 were also valued at $2.46 per share.

On a quarterly basis, the Company revalued the un-issued shares to the closing price of the stock on the later of the date the shares were mailed or the last day of the quarter. During the six months ended December 31, 2005 and 2004, the Company received a benefit of $1,205 and $1,754, respectively, related to the revaluation of the 1.2 million shares of the Company’s common stock that were issued in November 2004 and September 2005. During the three months ended December 31, 2004, the Company received a benefit of $734.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
(in thousands of dollars, except per share amounts)

The Shareholder Derivative Actions. Between March and August 2003, four shareholder derivative actions were filed by certain shareholders of the Company against various present and past officers and directors of the Company and against Ernst & Young. The complaints asserted allegations similar to those asserted in an SEC complaint described in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005 and the shareholders’ class action described above and also alleged that the defendant directors and officers violated their fiduciary duties to the Company by causing or allowing the Company to recognize revenue in violation of generally accepted accounting principles (“GAAP”) and to issue materially misstated financial statements and that Ernst & Young breached its professional responsibilities to the Company and acted in violation of GAAP by failing to identify or prevent the alleged revenue recognition violations and by issuing unqualified audit opinions with respect to the Company’s fiscal 2002 and 2001 financial statements. One of these actions was dismissed without prejudice on June 13, 2003. As to the other three actions, the Company’s Board of Directors appointed a special litigation committee of independent directors to evaluate the claims. That committee determined that the maintenance of the derivative proceedings against the individual defendants was not in the best interest of the Company. Accordingly, on December 12, 2003, the Company moved to dismiss those claims. In March 2004, the Company’s motions were granted and the derivative claims were dismissed with prejudice as to all defendants except Ernst & Young. The Company was substituted as the plaintiff in the action and is now pursuing in its own name the claims against Ernst & Young.

The Insurance Coverage Action. On February 9, 2004, the Company and Edward Dallin Bagley, the Chairman of the Board of Directors and a significant shareholder of the Company, jointly filed an action against National Union Fire Insurance Company of Pittsburgh, Pennsylvania (“National Union”) and Lumbermens Mutual Insurance Company of Berkeley Heights, New Jersey (“Lumbermens Mutual”), the carriers of certain prior period directors and officers’ liability insurance policies, to recover the costs of defending and resolving claims against certain of the Company’s present and former directors and officers in connection with an SEC complaint described in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005, and the shareholders’ class action and the shareholder derivative actions described above, and seeking other damages resulting from the refusal of such carriers to timely pay the amounts owing under such liability insurance policies. This action has been consolidated into a declaratory relief action filed by one of the insurance carriers on February 6, 2004 against the Company and certain of its current and former directors. In this action, the insurers assert that they are entitled to rescind insurance coverage under the Company’s directors and officers liability insurance policies, $3,000 of which was provided by National Union and $2,000 of which was provided by Lumbermens Mutual, based on alleged misstatements in the Company’s insurance applications. In February 2005, the Company entered into a confidential settlement agreement with Lumbermens Mutual pursuant to which the Company and Mr. Bagley received a lump-sum cash amount and the plaintiffs agreed to dismiss their claims against Lumbermens Mutual with prejudice. The cash settlement is held in a segregated account until the claims involving National Union have been resolved, at which time the amounts received in the action will be allocated between the Company and Mr. Bagley. The amount distributed to the Company and Mr. Bagley will be determined based on future negotiations between the Company and Mr. Bagley. The Company cannot currently estimate the amount of the settlement which it will ultimately receive. Upon determining the amount of the settlement which the Company will ultimately receive, the Company will record this as a contingent gain. On October 21, 2005, the court granted summary judgment in favor of National Union on its rescission defense and accordingly entered a judgment dismissing all of the claims asserted by ClearOne and Mr. Bagley. In connection with the summary judgment, the Company has been ordered to pay approximately $59 in expenses. However, due to the Lumbermans Mutual cash proceeds discussed above and the appeal of the summary judgment discussed below, this potential liability has not been recorded in the balance sheet as of December 31, 2005. On February 2, 2006, the Company and Mr. Bagley filed an appeal of the summary judgment granted on October 21, 2005 and intend to vigorously pursue the appeal and any follow-up proceedings regarding their claims against National Union, although no assurances can be given that they will be successful. The Company and Mr. Bagley have entered into a Joint Prosecution and Defense Agreement in connection with the action and the Company is paying all litigation expenses except litigation expenses which are solely related to Mr. Bagley’s claims in the litigation.

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

9.  Share-Based Payment

Our share-based compensation primarily consists of the following plans:

The Company’s 1990 Incentive Plan (the “1990 Plan”) had shares of common stock available for issuance to employees and directors. Provisions of the 1990 Plan included the granting of stock options. Generally, stock options vested over a five-year period at 10 percent, 15 percent, 20 percent, 25 percent, and 30 percent per year. Certain other stock options vested in full after eight years. During the three months ended December 31, 2005, the 30,750 options outstanding under the 1990 Plan expired and were canceled. As of December 31, 2005, there were no options outstanding under the 1990 Plan and no additional options were available for grant under such plan.

The Company also has a 1998 Stock Option Plan (the “1998 Plan”). Provisions of the 1998 Plan include the granting of incentive and non-qualified stock options. Options may be granted to directors, officers, and key employees and may be granted upon such terms as the Board of Directors, in their sole discretion, determine. Through December 1999, 1,066,000 options were granted that would cliff vest after 9.8 years; however, such vesting was accelerated for 637,089 of these options upon meeting certain earnings per share goals through the fiscal year ended June 30, 2003. Subsequent to December 1999 through June 2002, 1,248,250 options were granted that would cliff vest after 6.0 years; however, such vesting was accelerated for 300,494 of these options upon meeting certain earnings per share goals through the fiscal year ended June 30, 2005. As of December 31, 2005, 53,600 and 228,685 of these options that cliff vest after 9.8 and 6.0 years, respectively, remain outstanding.

Of the options granted subsequent to June 2002, all vesting schedules are based on 3 or 4-year vesting schedules, with either one-third or one-fourth vesting on the first anniversary and the remaining options vesting ratably over the remainder of the vesting term. Generally, directors and officers have 3-year vesting schedules and all other employees have 4-year vesting schedules. All options have contractual lives of ten years. Under the 1998 Plan, 2,500,000 shares were authorized for grant. The 1998 Plan expires June 10, 2008, or when all the shares available under the plan have been issued if this occurs earlier. As of December 31, 2005, there were 1,389,692 options outstanding under the 1998 Plan and 808,184 options available for grant in the future.

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

Prior to July 1, 2005, the Company accounted for compensation expense associated with its stock options under the intrinsic value method in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation cost has been recognized for the Company’s unmodified stock options in its condensed consolidated financial statements for the three months and six months ended December 31, 2004.

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

The Company uses the Black-Scholes option pricing model to determine the fair value of share-based payments granted under SFAS No. 123R and the original SFAS No. 123. The Company uses judgment in determining the fair value of the share-based payments on the date of grant using an option-pricing model with assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the awards, the expected volatility over the term of the awards, the expected dividends of the awards, the risk-free interest rate of the awards and an estimate of the amount of awards that are expected to be forfeited.

In applying the Black-Scholes methodology to the options granted during the three months and six months ended December 31, 2005 and 2004, the Company used the following assumptions:

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2005	2004	2005	2004

Risk-free interest rate, average	4.5%	3.8%	4.4%	4.1%
Expected option life, average	5.9 years	5.8 years	5.9 years	5.8 years
Expected price volatility, average	87.3%	92.1%	87.5%	92.6%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected annual forfeiture rate	10.0%	0.0%	10.0%	0.0%

The risk-free interest rate is determined using the U.S. Treasury rate in effect as of the date of the grant, based on the expected life of the stock option. The expected life of the stock option is determined using historical data. The expected price volatility is determined using a weighted average of daily historical volatility of the Company’s stock price over the corresponding expected option life. The Company does not currently intend to distribute any dividend payments to shareholders. The Company recognizes compensation cost net of an expected forfeiture rate and recognized the associated compensation cost for only those awards expected to vest on a straight-line basis over the underlying requisite service period. The Company estimated the forfeiture rates based on its historical experience and expectations about future forfeitures. The Company determined the forfeiture rate for options that will cliff vest after 9.8 or 6.0 years to be 38.0 percent and the forfeiture rate for options that vest on 3 or 4-year vesting schedules to be 10.0 percent.

In the three months ended December 31, 2005, the adoption of SFAS No. 123R resulted in incremental, pre-tax, stock-based compensation cost of $272. For the three months ended December 31, 2005, the Company expensed $12 in cost of goods sold, $26 in marketing and selling, $190 in general and administrative, and $44 in research and development expense related to the transition to SFAS No. 123R. The stock-based compensation cost associated with adoption of SFAS No. 123R reduced net operating income for the three months ended December 31, 2005 by $272, decreased net income by $29, and reduced basic and diluted earnings per share by $0.00 per share. The total income tax provision related to share-based compensation for the three months ended December 31, 2005 was ($243) and was shown as a cash flow from operating activities in our cash flow statement.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
(in thousands of dollars, except per share amounts)

	Three Months Ended
	December 31,
	2005

		SFAS
		No. 123R
		Compensation
	As Reported	Expense

Revenue	$9,675	$-
Cost of goods sold	4,943	(12)
Gross profit	4,732	12
Operating expenses:
Marketing and selling	1,810	(26)
General and administrative	1,457	(190)
Settlement in shareholders' class action	-	-
Research and product development	1,778	(44)
Total operating expenses	5,045	(260)
Operating income	(313)	272
Other income (expense), net	191	-
Income from continuing operations before income taxes	(122)	272
Benefit from income taxes	109	(243)
Income from continuing operations	(13)	29
Income from discontinued operations, net of tax	94	-
Net income	$81	$29

Basic earnings per common share:
Continuing operations	$(0.00)	$0.00
Discontinued operations	0.01	-
Net income	0.01	0.00
Diluted earnings per common share:
Continuing operations	$(0.00)	$0.00
Discontinued operations	0.01	-
Net income	0.01	0.00

In the six months ended December 31, 2005, the adoption of SFAS No. 123R resulted in incremental, pre-tax, stock-based compensation cost of $614. For the six months ended December 31, 2005, the Company expensed $24 in cost of goods sold, $50 in marketing and selling, $419 in general and administrative, and $87 in research and development expense, and $34 in other income (expense) related to the transition to SFAS No. 123R. The stock-based compensation cost associated with adoption of SFAS No. 123R reduced net operating income for the six months ended December 31, 2005 by $614, decreased net income by $441, and reduced basic and diluted earnings per share by $0.04 per share. The total income tax provision related to share-based compensation for the six months ended December 31, 2005 was ($173) and was shown as a cash flow from operating activities in our cash flow statement.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
(in thousands of dollars, except per share amounts)

	Six Months Ended
	December 31,
	2005

		SFAS
		No. 123R
		Compensation
	As Reported	Expense

Revenue	$19,202	$-
Cost of goods sold	9,588	(24)
Gross profit	9,614	24
Operating expenses:
Marketing and selling	3,622	(50)
General and administrative	3,228	(419)
Settlement in shareholders' class action	(1,205)	-
Research and product development	3,577	(87)
Total operating expenses	9,222	(556)
Operating income	392	580
Other income (expense), net	357	34
Income from continuing operations before income taxes	749	614
Benefit from income taxes	287	(173)
Income from continuing operations	1,036	441
Income from discontinued operations, net of tax	1,032	-
Net income	$2,068	$441

Basic earnings per common share:
Continuing operations	$0.09	$0.04
Discontinued operations	0.09	-
Net income	0.18	0.04
Diluted earnings per common share:
Continuing operations	$0.08	$0.04
Discontinued operations	0.08	-
Net income	0.17	0.04

As of December 31, 2005, the total compensation cost related to unvested stock options not yet recognized was $1,418, which is expected to be recognized over the next 7.0 years on a straight-line basis.

The weighted-average estimated fair value of the stock options granted during the three months ended December 31, 2005 and 2004 was $1.61 and $3.26. The weighted-average estimated fair value of the stock options granted during the six months ended December 31, 2005 and 2004 was $1.86 and $4.03.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
(in thousands of dollars, except per share amounts)

The following table shows the stock option activity for the six months ended December 31, 2005:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at June 30, 2005	1,493,112	$6.21

Granted	23,500	2.49
Expired and canceled	(30,750)	0.75
Forfeited prior to vesting	(96,170)	7.82
Exercised	-	-		$-
Outstanding at December 31, 2005	1,389,692	6.15	6.6 years	$5
Exercisable	833,416	5.87	6.3 years	$0

Non-vested Shares	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested at June 30, 2005	802,400	$4.73

Granted	23,500	1.86
Vested	(142,704)	3.45
Expired and canceled	(30,750)	5.10
Forfeited prior to vesting	(96,170)	5.87
Non-vested at December 31, 2005	556,276	$4.72

Due to the Company’s failure to remain current in its filing of periodic reports with the SEC, employees, executive officers, and directors are currently not allowed to exercise options under the 1998 Plan. Since December 2003, individual grants that had been affected by this situation were modified to extend the exercise period of the option through the date the Company becomes current in its filings with the SEC and options again become exercisable. Since July 1, 2005, modifications of stock option grants include the extension of the post-service exercise period of vested options held by persons who have ceased to remain employed by the Company. Compensation cost is recognized immediately for options that are fully vested on the date of modification. In the three months ended December 31, 2005, the Company expensed $1 in compensation cost associated with these modifications. In the six months ended December 31, 2005, the Company expensed $15 in compensation cost associated with these modifications. These costs are included in the $272 and $614 of SFAS No. 123R compensation expense disclosed above for the three month and six month periods ended December 31, 2005, respectively.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
(in thousands of dollars, except per share amounts)

10.  Segment and Geographic Information

During fiscal 2006 and fiscal 2005, all revenue and income (loss) from continuing operations was included in the product segment. Additionally, the United States was the only country to contribute more than 10 percent of total revenues in each fiscal year. The Company’s revenues are substantially denominated in U.S. dollars and are summarized geographically as follows:

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2005	2004	2005	2004

United States	$7,311	$6,302	$14,648	$11,247
All other countries	2,364	2,390	4,554	4,192
Total	$9,675	$8,692	$19,202	$15,439

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

The following table summarizes changes in the Company’s restructuring charge liabilities during the six months ended December 31, 2005:

	Severance	Manufacturing Facilities Lease	Total

Balance at June 30, 2005	$70	$40	$110
Utilized	(70)	(59)	(129)
Sublease payments received	-	55	55
Balance at December 31, 2005	$-	$36	$36

On August 1, 2005, the Company entered into a Manufacturing Agreement with TPM pursuant to which the Company agreed to outsource its Salt Lake City manufacturing operations. The parties also entered into a one-year sublease for approximately 12,000 square feet of manufacturing space located in the Company's headquarters in Salt Lake City, Utah. TPM paid $11 per month under the sublease through May 31, 2006 when the sublease was terminated.

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

We provide a right of return on product sales to distributors. Currently, we do not have sufficient historical return experience with our distributors that is predictive of future events given historical excess levels of inventory in the distribution channel. Accordingly, revenue from product sales to distributors is not recognized until the return privilege has expired, which approximates when product is sold-through to customers of the Company’s distributors (dealers, system integrators, value-added resellers, and end-users) rather than when the product is initially shipped to a distributor. We evaluate, at each quarter-end, the inventory in the channel through information provided by certain of our distributors. The level of inventory in the channel will fluctuate up or down, each quarter, based upon our distributors’ individual operations. Accordingly, each quarter-end revenue deferral is calculated and recorded based upon the underlying, estimated channel inventory at quarter-end. Although, certain distributors provide certain channel inventory amounts, we make judgments and estimates with regard to the amount of inventory in the entire channel, for all customers and for all channel inventory items, and the appropriate revenue and cost of goods sold associated with those channel products. Although these assumptions and judgments regarding total channel inventory revenue and cost of goods sold could differ from actual amounts, we believe that our calculations are indicative of actual levels of inventory in the distribution channel.  As of December 31, 2004, the Company deferred $3.9 million in revenue and $1.6 million in cost of goods sold related to products sold where return rights had not lapsed. As of December 31, 2005, the Company deferred $4.9 million in revenue and $2.2 million in cost of goods sold related to products sold where return rights had not lapsed. The amounts of deferred cost of goods sold were included in consigned inventory. The following table details the amount of deferred revenue and cost of goods sold at each period end for the 18-month period ended December 31, 2005 (in thousands).

	Deferred Revenue	Deferred Cost of Goods Sold	Deferred Gross Profit

December 31, 2005	$4,936	$2,199	$2,737
September 30, 2005	4,848	2,373	2,475
June 30, 2005	5,055	2,297	2,758
March 31, 2005	5,456	2,321	3,135
December 31, 2004	3,867	1,609	2,258
September 30, 2004	5,617	1,920	3,697
June 30, 2004	6,107	2,381	3,726

We offer rebates and market development funds to certain of our distributors and direct dealers/resellers based upon volume of product purchased by them. We record rebates as a reduction of revenue in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-22, “Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future.” Beginning January 1, 2002, we adopted EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” We continue to record rebates as a reduction of revenue in the period revenue is recognized.

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

Impairment of Long-Lived Assets

We assess the impairment of long-lived assets, such as property, equipment, and definite-lived intangibles subject to amortization, annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated future undiscounted net cash flows of the related asset or group of assets over their remaining lives. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. The impairment of long-lived assets requires judgments and estimates. If circumstances change, such estimates could also change. Assets held for sale are reported at the lower of the carrying amount or fair value, less the estimated costs to sell.

Accounting for Income Taxes

We are subject to income taxes in both the United States and in certain non-U.S. jurisdictions. We estimate our current tax position together with our future tax consequences attributable to temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation, and other reserves for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, prior year carryback, or future reversals of existing taxable temporary differences. To the extent we believe that recovery is not more likely than not, we establish a valuation allowance against these deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. To the extent we establish a valuation allowance in a period, we must include an expense for the allowance within the tax provision in the condensed consolidated statement of operations.

Lower-of-Cost or Market Adjustments and Reserves for Excess and Obsolete Inventory

We account for our inventory on a first-in, first-out (“FIFO”) basis, and make appropriate adjustments on a quarterly basis to write down the value of inventory to the lower-of-cost or market.

In order to determine what, if any, inventory needs to be written down, we perform a quarterly analysis of obsolete and slow-moving inventory. In general, we write down our excess and obsolete inventory by an amount that is equal to the difference between the cost of the inventory and its estimated market value if market value is less than cost, based upon assumptions about future product life-cycles, product demand, or market conditions. Those items that are found to have a supply in excess of our estimated demand are considered to be slow-moving or obsolete and the appropriate reserve is made to write down the value of that inventory to its realizable value. These charges are recorded in cost of goods sold. At the point of the loss recognition, a new, lower-cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory allowances, and our gross profit could be adversely affected.

Share-Based Payment

Prior to June 30, 2005 and as permitted under the original SFAS No. 123, we accounted for our share-based payments following the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as interpreted. Accordingly, no share-based compensation expense had been reflected in our statements of operations for unmodified option grants since (1) the exercise price equaled the market value of the underlying common stock on the grant date and (2) the related number of shares to be granted upon exercise of the stock option was fixed on the grant date.

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

Under SFAS No. 123R, we measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the awards - the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Therefore, if an employee does not ultimately render the requisite service, the costs associated with the unvested options will not be recognized, cumulatively.

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

Under SFAS No. 123R, we recognize compensation cost net of an anticipated forfeiture rate and recognize the associated compensation cost for those awards expected to vest on a straight-line basis over the requisite service period. We use judgment in determining the fair value of the share-based payments on the date of grant using an option-pricing model with assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the awards, the expected volatility over the term of the awards, the expected dividends of the awards, the risk-free interest rate of the awards, and an estimate of the amount of awards that are expected to be forfeited. If assumptions change in the application of SFAS No. 123R in future periods, the stock-based compensation cost ultimately recorded under SFAS No. 123R may differ significantly from what was recorded in the current period.

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

DISCUSSION OF OPERATIONS

Results of Operations for the three months and six months ended December 31, 2005 and 2004

The following table sets forth certain items from our unaudited condensed consolidated statements of operations (in thousands) for the three months and six months ended December 31, 2005 and 2004, together with the percentage of total revenue which each such item represents:

	Three Months Ended				Six Months Ended
	(in thousands)				(in thousands)
	December 31,		December 31,		December 31,		December 31,
	2005		2004		2005		2004
		% of Revenue		% of Revenue		% of Revenue		% of Revenue

Revenue	$9,675	100.0%	$8,692	100.0%	$19,202	100.0%	$15,439	100.0%
Cost of goods sold	4,943	51.1%	3,948	45.4%	9,588	49.9%	7,745	50.2%
Gross profit	4,732	48.9%	4,744	54.6%	9,614	50.1%	7,694	49.8%
Operating expenses:
Marketing and selling	1,810	18.7%	2,341	26.9%	3,622	18.9%	4,427	28.7%
General and administrative	1,457	15.1%	1,388	16.0%	3,228	16.8%	2,823	18.3%
Settlement in shareholders' class action	-	0.0%	(734)	-8.4%	(1,205)	-6.3%	(1,754)	-11.4%
Research and product development	1,778	18.4%	1,282	14.7%	3,577	18.6%	2,387	15.5%
Total operating expenses	5,045	52.1%	4,277	49.2%	9,222	48.0%	7,883	51.1%
Operating income (loss)	(313)	-3.2%	467	5.4%	392	2.0%	(189)	-1.2%
Other income (expense), net	191	2.0%	64	0.7%	357	1.9%	98	0.6%
Income (loss) from continuing operations before income taxes	(122)	-1.3%	531	6.1%	749	3.9%	(91)	-0.6%
Benefit (provision) from income taxes	109	1.1%	(198)	-2.3%	287	1.5%	34	0.2%
Income (loss) from continuing operations	(13)	-0.1%	333	3.8%	1,036	5.4%	(57)	-0.4%
Income from discontinued operations, net of tax	94	1.0%	73	0.8%	1,032	5.4%	13,419	86.9%
Net income (loss)	$81	0.8%	$406	4.7%	$2,068	10.8%	$13,362	86.5%

Our revenue increased 11.3 percent from the three months ended December 31, 2004 to the three months ended December 31, 2005 and 24.4 percent from the six months ended December 31, 2004 to the six months ended December 31, 2005. During the six months ended December 31, 2005 and 2004, we introduced several new products in our products segment, including expansion of our MAX® tabletop audio conferencing products; our RAV™ audio conferencing systems; and our conferencing peripherals, including the AccuMic® product line. For the three months and six months ended December 31, 2005 our settlement in shareholders’ class action expense decreased $734 and $549, respectively, over the same periods in fiscal 2005 due to a quarterly mark-to-market adjustment of the liability associated with our December 2003 settlement agreement, while research and development expense for the three months and six months ended December 31, 2005 increased primarily due to salaries and benefit-related costs, including compensation cost related to SFAS No. 123R, over the same periods in fiscal 2005. Our marketing and selling costs also decreased during the three and six months ended December 31, 2005 over the same periods in fiscal 2005 primarily due to the cost savings associated with the closing of our Germany sales office. Our income (loss) from continuing operations before income taxes increased approximately $653,000 for the three months and $840,000 for the six months ended December 31, 2005 over the same periods in fiscal 2005.

The following is a discussion of our results of operations for our three and six months ended December 31, 2005 and 2004. All items are discussed on a consolidated basis.

Three Months Ended December 31, 2005 (“Second Quarter of Fiscal 2006”)
Compared to Three Months Ended December 31, 2004 (“Second Quarter of Fiscal 2005”)

Revenue

Our revenues were $9.7 million for the three months ended December 31, 2005 compared to revenues of $8.7 million for the three months ended December 31, 2004. Total revenues increased $983,000, or 11.3 percent, in the three months ended December 31, 2005 compared to the three months ended December 31, 2004. The increase in revenue was mostly due to continued growth in professional audio conferencing products sales of approximately $550,000 and premium and tabletop conferencing products sales of approximately $850,000, partially offset by reduced camera product sales of approximately $175,000 and decreased sales in other product lines of approximately $200,000.

We evaluate, at each quarter-end, the inventory in the channel through information provided by certain of our distributors.  The level of inventory in the channel will fluctuate up or down, each quarter, based upon our distributors’ individual operations.  Accordingly, each quarter-end revenue deferral is calculated and recorded based upon the underlying, estimated channel inventory at quarter-end.  During the three months ended December 31, 2005 and 2004, the net change in deferred revenue based on the net movement of inventory in the channel was a net (deferral) recognition of ($88,000) and $1.8 million in revenue, respectively.

The following table indicates the number of individual unit shipments to our distributors for certain of our product lines for the three months ended December 31, 2005 and 2004. Due to our current revenue recognition policy, the figures do not tie directly to recognized revenues because revenues are recognized when the return rights lapse rather than at the time of shipment.

	Three Months Ended December 31,
	(by individual unit)
	2005	2004
Professional audio conferencing	3,610	2,599
Premium and tabletop conferencing	5,193	2,352

Total revenues from sales outside of the United States accounted for 24.4 percent of total revenue for the three months ended December 31, 2005 and 27.5 percent of total revenue for the three months ended December 31, 2004.

Costs of Goods Sold and Gross Profit

Costs of goods sold (“COGS”) from the product segment includes expenses associated with finished goods purchased from outsourced manufacturers, the manufacture of our products, including material and direct labor, our manufacturing and operations organization, property and equipment depreciation, warranty expense, freight expense, royalty payments, and the allocation of overhead expenses.

The following table shows our COGS and gross profit together with each item’s amount as a percentage of total revenue:

	Three Months Ended December 31,
	(in thousands)
	2005		2004
		% of Revenue		% of Revenue

Cost of goods sold	$4,943	51.1%	$3,948	45.4%

Gross profit	$4,732	48.9%	$4,744	54.6%

COGS increased by $995,000, or 25.2 percent, to $4.9 million for the three months ended December 31, 2005 compared with $3.9 million for the three months ended December 31, 2004. The increase in COGS from the three months ended December 31, 2004 to the three months ended December 31, 2005 was primarily attributable to $983,000 or 11.3 percent increase in total revenue partially offset by an incremental deferral of $137,000 less during the three months ended December 31, 2005 versus the three months ended December 31, 2004 in the deferred COGS where return rights had not lapsed. We also had a $47,000 decrease in our write off of product inventory.

COGS for the three months ended December 31, 2005 and 2004, include $174,000 and $311,000 in net decreases related to the deferral of product revenue from the respective deferral at September 30, 2005 and 2004 because return rights had not lapsed.

Our gross profit from continuing operations was $4.7 million, or 48.9 percent of revenue, for the three months ended December 31, 2005 compared to $4.7 million, or 54.6 percent of revenue, for the three months ended December 31, 2004. The decrease in gross profit is mostly due to the change in deferred gross profit from a net increase in gross profit of $1.4 million during the three months ended December 31, 2004 to a net reduction in gross profit of ($262,000) during the three months ended December 31, 2005 and the increase in revenue mix from sales of premium and tabletop conferencing products which have a lower gross profit margin than our professional conferencing products. The change in gross profit was also negatively impacted by reduced prices on certain end-of-life products. During the past six quarters, the gross profit percentage has ranged from a high of 55.6 percent in the three months ended June 30, 2005 to a low of 43.7 percent for the three months ended September 30, 2004. We believe quarterly fluctuations will continue to occur based upon actual product mix. We anticipate that the decline in gross profit percentage from the fourth quarter of fiscal 2005 level will continue in our near-term results of operations.

Operating Expenses

Our operating expenses were $5.0 million for the three months ended December 31, 2005, an increase of $768,000, or 18.0 percent, from $4.3 million for the three months ended December 31, 2004. The increase in operating expenses from the levels for the three months ended December 31, 2004 to the levels for the three months ended December 31, 2005 is primarily related to the elimination of benefit related to the settlement in the shareholders’ class action, increased research and product development expenses, and the introduction of compensation cost related the SFAS No. 123R, partially offset by decreased spending in marketing and selling. The following is a more detailed discussion of expenses related to marketing and selling, general and administrative, settlement in shareholders’ class action, and research and product development.

Marketing and selling expenses. Marketing and selling expenses include selling, customer service, and marketing expenses such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses. Total marketing and selling expenses decreased $531,000, or 22.7 percent, to $1.8 million for the three months ended December 31, 2005 compared with the three months ended December 31, 2004 expenses of $2.3 million. As a percentage of revenues, marketing and selling expenses were 18.7 percent for the three months ended December 31, 2005 and 26.9 percent for the three months ended December 31, 2004. The decrease in marketing and selling expenses from the three months ended December 31, 2004 to the three months ended December 31, 2005 was primarily attributable to a decrease in employee related expenses of $48,000, a decrease in our international sales offices of $436,000, and a decrease of approximately $73,000 of other marketing and selling expenses that were partially offset by the addition of SFAS No. 123R compensation cost of $26,000.

General and administrative expenses. G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs, including costs associated with the SEC investigation and subsequent litigation, and corporate administrative costs, including finance and human resources. Total G&A expenses increased $69,000, or 5.0 percent, to $1.5 million for the three months ended December 31, 2005 compared with the three months ended December 31, 2004 expenses of $1.4 million. As a percentage of revenues, G&A expenses were 15.1 percent for the three months ended December 31, 2005 and 16.0 percent for the three months ended December 31, 2004. A summary of our general and administrative expenses are as follows:

	Three Months Ended December 31,
	(in thousands)
	2005	2004

Total G&A before discontinued operations	$1,457	$1,467
OM Video G&A	-	(79)
Total G&A from continuing operations	$1,457	$1,388

Professional fees (SEC investigation and subsequent litigation)	$157	$342
Professional fees (Other)	558	456
Compensation cost related to SFAS No. 123R	190	-
Other general and administrative expense	552	590
Total G&A from continuing operations	$1,457	$1,388

We attribute the decrease in G&A as a percentage of revenues to 15.1 percent for the three months ended December 31, 2005 from 16.0 percent for the three months ended December 31, 2004 mostly due to the 11.3 percent increase in revenue. The increase in actual expenses is mainly due to the addition of SFAS No. 123R compensation cost of $190,000 and an increase in professional fees, including accounting and audit fees, of $102,000 partially offset by a $185,000 decrease in SEC investigation and subsequent litigation related fees and a $38,000 decrease in other G&A expense.

Settlement in shareholders’ class action expense (benefit). We attribute the decrease in benefit for settlement in shareholders’ class action expense (benefit) as a percentage of revenue to 0.0 percent for the three months ended December 31, 2005 from (8.4) percent for the three months ended December 31, 2004 to the quarterly mark-to-market of the liability associated with the 1.2 million shares of common stock that were issued in November 2004 (fiscal 2005) and September 2005 (fiscal 2006) to class members and their legal counsel as part of the December 2003 (fiscal 2004) settlement agreement. This mark-to-market adjustment of the stock reflects the current liability amount associated with the 1.2 million shares based upon the closing price of the Company’s common stock at the end of each quarter through the date the shares were issued on September 29, 2005. Accordingly, we will no longer recognize any expense (benefit) associated with these stock price fluctuations.

Research and product development expenses. Research and product development expenses include research and development, product management, and engineering services, and test and application expenses, including employee-related costs, outside services, expensed materials, depreciation, and an allocation of overhead expenses. Total research and product development expenses increased $496,000, or 38.7 percent, to $1.8 million for the three months ended December 31, 2005 compared with the three months ended December 31, 2004 expenses of $1.3 million. As a percentage of revenues, research and product development expenses were 18.4 percent for the three months ended December 31, 2005 and 14.7 percent for the three months ended December 31, 2004. The increase in product development expenses from the three months ended December 31, 2004 to the three months ended December 31, 2005 was due to ongoing research and product development efforts and the addition of SFAS No. 123R compensation cost of $44,000.

Operating income (loss). For the three months ended December 31, 2005, our operating loss increased $780,000, or 167.0 percent, to ($313,000) on revenue of $9.7 million, from an operating income of $467,000 on revenue of $8.7 million for the three months ended December 31, 2004. As discussed above, the most significant factors affecting this increase in operating loss were an increase in research and product development expenses of $496,000 and an increase in general and administrative expenses of $69,000 partially offset by a decrease in settlement in shareholders’ class action benefit of $734,000 and a decrease in marketing and selling expenses of $531,000.

Other income (expense), net. Other income (expense), net, includes our interest income, interest expense, capital gains, gain (loss) on the disposal of assets, and currency gain (loss). Other income was $191,000 for the three months ended December 31, 2005, an increase of $127,000, or 198.4 percent, from income of $64,000 for the three months ended December 31, 2004. The increase in other income for the three months ended December 31, 2005 over the same period in fiscal 2004 was primarily due to an increase in interest income associated with our marketable securities and a decrease in interest expense related to our Oracle system-related note payable.

Income (loss) from continuing operations before income taxes. (Loss) from continuing operations increased $653,000, or 123.0 percent to ($122,000) for the three months ended December 31, 2005 compared with the three months ended December 31, 2004 income from continuing operations of $531,000. As a percentage of revenues, income (loss) from continuing operations was (1.3) percent for the three months ended December 31, 2005 and 6.1 percent for the three months ended December 31, 2004. We attribute the change in income to the results of operations described above.

Benefit (provision) from income taxes. Benefit (provision) from income taxes from continuing operations was $109,000 for the three months ended December 31, 2005 and ($198,000) for the three months ended December 31, 2004. The change from a provision during the three months ended December 31, 2004 to a benefit during the three months ended December 31, 2005 is mostly due to the increase in loss from continuing operations before income taxes discussed above. Given the Company’s history of consecutive years of losses from continuing operations, we followed the guidance of SFAS No. 109, “Accounting for Income Taxes,” and recorded a valuation allowance against certain deferred tax assets where it is not considered more likely than not that the deferred tax assets will be realized. As of December 31, 2005, we have fully reserved against our net deferred tax assets.

Income from discontinued operations, net of tax. Income from discontinued operations, net of tax, includes payments on our note receivable related to the sale of our Canadian audiovisual integration services business which was sold on March 4, 2005 and the loss from discontinued operations related to our Canadian audiovisual integration services. The income from discontinued operations was $94,000 for the three months ended December 31, 2005, an increase of $21,000 or 28.8 percent, from $73,000 for the three months ended December 31, 2004.

We received payments on our OM Video note receivable, net of tax, of $94,000 for the three months ended December 31, 2005 while OM Video services income, net of tax, was $73,000 for the three months ended December 31, 2004. OM Video audiovisual integration services business revenue was $1.5 million for the three months ended December 31, 2004.

Six Months Ended December 31, 2005 (“First and Second Quarters of Fiscal 2006”)
Compared to Six Months Ended December 31, 2004 (“First and Second Quarters of Fiscal 2005”)

Revenue

Our revenues were $19.2 million for the six months ended December 31, 2005 compared to revenues of $15.4 million for the six months ended December 31, 2004. Total revenues increased $3.8 million, or 24.4 percent, in the six months ended December 31, 2005 compared to the six months ended December 31, 2004. The increase in revenue was due to continued growth in professional audio conferencing products sales of approximately $1.8 million and premium and tabletop conferencing products sales of approximately $1.9 million, and increased sales in other product lines of approximately $100,000.

We evaluate, at each quarter-end, the inventory in the channel through information provided by certain of our distributors.  The level of inventory in the channel will fluctuate up or down, each quarter, based upon our distributors’ individual operations.  Accordingly, each quarter-end revenue deferral is calculated and recorded based upon the underlying, estimated channel inventory at quarter-end.  During the six months ended December 31, 2005 and 2004, the net change in deferred revenue based on the net movement of inventory in the channel was a net recognition of $119,000 and $2.2 million in revenue, respectively.

The following table indicates the number of individual unit shipments to our distributors for certain of our product lines for the six months ended December 31, 2005 and 2004. Due to our current revenue recognition policy, the figures do not tie directly to recognized revenues because revenues are recognized when the return rights lapse rather than at the time of shipment.

	Six Months Ended December 31,
	(by individual unit)
	2005	2004
Professional audio conferencing	6,726	4,836
Premium and tabletop conferencing	10,584	3,945

Total revenues from sales outside of the United States accounted for 23.7 percent of total revenue for the six months ended December 31, 2005 and 27.2 percent of total revenue for the six months ended December 31, 2004.

Costs of Goods Sold and Gross Profit

Costs of goods sold (“COGS”) from the product segment includes expenses associated with finished goods purchased from outsourced manufacturers, the manufacture of our products, including material and direct labor, our manufacturing and operations organization, property and equipment depreciation, warranty expense, freight expense, royalty payments, and the allocation of overhead expenses.

The following table shows our COGS and gross profit together with each item’s amount as a percentage of total revenue:

	Six Months Ended December 31,
	(in thousands)
	2005		2004
		% of Revenue		% of Revenue

Cost of goods sold	$9,588	49.9%	$7,745	50.2%

Gross profit	$9,614	50.1%	$7,694	49.8%

COGS increased by approximately $1.8 million, or 23.8 percent, to $9.6 million for the six months ended December 31, 2005 compared with $7.7 million for the six months ended December 31, 2004. The increase in COGS from the six months ended December 31, 2004 to the six months ended December 31, 2005 was primarily attributable to $3.8 million or 24.4 percent increase in total revenue partially offset by an incremental deferral of $674,000 less during the six months ended December 31, 2005 versus the six months ended December 31, 2004 in the deferred COGS where return rights had not lapsed. We also had a $328,000 decrease in our write off of product inventory.

COGS for the six months ended December 31, 2005 and 2004, include $98,000 and $772,000 in net decreases related to the deferral of product revenue from the respective deferral at June 30, 2005 and 2004 because return rights had not lapsed.

Our gross profit from continuing operations was $9.6 million, or 50.1 percent of revenue, for the six months ended December 31, 2005 compared to $7.7 million, or 49.8 percent of revenue, for the six months ended December 31, 2004. The increase in gross profit is mostly due to the increase in revenue from sales of professional conferencing products and premium and tabletop conferencing products. The change in gross profit was negatively impacted by a $1.4 million change in the deferred gross profit between the six months ended December 31, 2005 and the six months ended December 31, 2004, the changes in product mix, and reduced prices on certain end-of-life products. During the past six quarters, the gross profit percentage has ranged from a high of 55.6 percent in the three months ended June 30, 2005 to a low of 43.7 percent for the three months ended September 30, 2004. We believe quarterly fluctuations will continue to occur based upon actual product mix. We anticipate that the decline in gross profit percentage from the fourth quarter of fiscal 2005 level will continue in our near-term results of operations.

Operating Expenses

Our operating expenses were $9.2 million for the six months ended December 31, 2005, an increase of $1.3 million, or 17.0 percent, from $7.9 million for the six months ended December 31, 2004. The increase in operating expenses from the levels for the six months ended December 31, 2004 to the levels for the six months ended December 31, 2005 is primarily related to increased research and product development expenses, the introduction of compensation cost related the SFAS No. 123R, and the reduced benefit related to the settlement in the shareholders’ class action, partially offset by decreased spending in marketing and selling. The following is a more detailed discussion of expenses related to marketing and selling, general and administrative, settlement in shareholders’ class action, and research and product development.

Marketing and selling expenses. Marketing and selling expenses include selling, customer service, and marketing expenses such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses. Total marketing and selling expenses decreased $805,000, or 18.2 percent, to $3.6 million for the six months ended December 31, 2005 compared with the six months ended December 31, 2004 expenses of $4.4 million. As a percentage of revenues, marketing and selling expenses were 18.9 percent for the six months ended December 31, 2005 and 28.7 percent for the six months ended December 31, 2004. The decrease in marketing and selling expenses from the six months ended December 31, 2004 to the six months ended December 31, 2005 was primarily attributable to a decrease in employee related expenses of $171,000, a decrease in our international sales offices of $545,000, and a decrease of approximately $139,000 of other marketing and selling expenses that were partially offset by the addition of SFAS No. 123R compensation cost of $50,000.

General and administrative expenses. G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs, including costs associated with the SEC investigation and subsequent litigation, and corporate administrative costs, including finance and human resources. Total G&A expenses increased $405,000, or 14.3 percent, to $3.2 million for the six months ended December 31, 2005 compared with the six months ended December 31, 2004 expenses of $2.8 million. As a percentage of revenues, G&A expenses were 16.8 percent for the six months ended December 31, 2005 and 18.3 percent for the six months ended December 31, 2004. A summary of our general and administrative expenses are as follows:

	Six Months Ended December 31,
	(in thousands)
	2005	2004

Total G&A before discontinued operations	$3,228	$3,000
OM Video G&A	-	(177)
Total G&A from continuing operations	$3,228	$2,823

Professional fees (SEC investigation and subsequent litigation)	$424	$478
Professional fees (Other)	1,230	968
Compensation cost related to SFAS No. 123R	419	-
Other general and administrative expense	1,155	1,377
Total G&A from continuing operations	$3,228	$2,823

We attribute the decrease in G&A as a percentage of revenues to 16.8 percent for the six months ended December 31, 2005 from 18.3 percent for the six months ended December 31, 2004 mostly due to the 24.4 percent increase in revenue. The increase in actual expenses is mainly due to the addition of SFAS No. 123R compensation cost of $419,000 and an increase in professional fees, including accounting and audit fees, of $262,000 partially offset by a $54,000 decrease in SEC investigation and subsequent litigation related fees and a $222,000 decrease in other G&A expense.

Settlement in shareholders’ class action expense (benefit). We attribute the decrease in benefit for settlement in shareholders’ class action expense as a percentage of revenue to (6.3) percent for the six months ended December 31, 2005 from (11.4) percent for the six months ended December 31, 2004 to the quarterly mark-to-market of the liability associated with the 1.2 million shares of common stock that were issued in November 2004 (fiscal 2005) and September 2005 (fiscal 2006) to class members and their legal counsel as part of the December 2003 (fiscal 2004) settlement agreement. This mark-to-market adjustment of the stock reflects the current liability amount associated with the 1.2 million shares based upon the closing price of the Company’s common stock at the end of each quarter through the date the shares were issued on September 29, 2005. Accordingly, we will no longer recognize any expense (benefit) associated with these stock price fluctuations.

Research and product development expenses. Research and product development expenses include research and development, product management, and engineering services, and test and application expenses, including employee-related costs, outside services, expensed materials, depreciation, and an allocation of overhead expenses. Total research and product development expenses increased $1.2 million, or 49.9 percent, to $3.6 million for the six months ended December 31, 2005 compared with the six months ended December 31, 2004 expenses of $2.4 million. As a percentage of revenues, research and product development expenses were 18.6 percent for the six months ended December 31, 2005 and 15.5 percent for the six months ended December 31, 2004. The increase in product development expenses from the six months ended December 31, 2004 to the six months ended December 31, 2005 was due to ongoing research and product development efforts and the addition of SFAS No. 123R compensation cost of $87,000.

Operating income (loss). For the six months ended December 31, 2005, our operating income increased $581,000, or 307.4 percent, to $392,000 on revenue of $19.2 million, from an operating loss of ($189,000) on revenue of $15.4 million for the six months ended December 31, 2004. As discussed above, the factors affecting this increase in operating income were an increase in gross margin profit of $1.9 million and a decrease in marketing and selling expenses of $805,000, partially offset by an increase in research and product development expenses of $1.2 million, a decrease in settlement in shareholders’ class action benefit of $549,000, and an increase in general and administrative expenses of $405,000.

Other income (expense), net. Other income (expense), net, includes our interest income, interest expense, capital gains, gain (loss) on the disposal of assets, and currency gain (loss). Other income was $357,000 for the six months ended December 31, 2005, an increase of $259,000, or 264.3 percent, from income of $98,000 for the six months ended December 31, 2004. The increase in other income for the six months ended December 31, 2005 over the same period in fiscal 2004 was primarily due to an increase in interest income associated with our marketable securities and a decrease in interest expense related to our Oracle system-related note payable.

Income (loss) from continuing operations before income taxes. Income from continuing operations increased $840,000, or 923.1 percent to $749,000 for the six months ended December 31, 2005 compared with the six months ended December 31, 2004 (loss) from continuing operations of ($91,000). As a percentage of revenues, income (loss) from continuing operations was 3.9 percent for the six months ended December 31, 2005 and (0.6) percent for the six months ended December 31, 2004. We attribute the change in income to the results of operations described above.

Benefit from income taxes. Benefit from income taxes from continuing operations was $287,000 for the six months ended December 31, 2005 and $34,000 for the six months ended December 31, 2004. The increase in the benefit is mostly due to the income from discontinued operations during the six months ended December 31, 2005 being partially offset by and our ability to decrease a portion of the valuation allowance against deferred tax assets. Given the Company’s history of consecutive years of losses from continuing operations, we followed the guidance of SFAS No. 109, “Accounting for Income Taxes,” and recorded a valuation allowance against certain deferred tax assets where it is not considered more likely than not that the deferred tax assets will be realized. As of December 31, 2005, we have fully reserved against our net deferred tax assets.

Income from discontinued operations, net of tax. Income from discontinued operations, net of tax, includes the gain on the sale of our conferencing services business, payments on our note receivable related to the sale of our Canadian audiovisual integration services business which was sold on March 4, 2005, loss from discontinued operations related to our Canadian audiovisual integration services, and the final payment received on our note receivable related to the sale to Burk. The income from discontinued operations was $1.0 million for the six months ended December 31, 2005, a decrease of $12.4 million or 92.3 percent, from $13.4 million for the six months ended December 31, 2004.

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

We received payments on our OM Video note receivable, net of tax, of $188,000 for the six months ended December 31, 2005 while OM Video services income, net of tax, was $41,000 for the six months ended December 31, 2004. OM Video audiovisual integration services business revenue was $2.4 million for the six months ended December 31, 2004.

On August 22, 2005 we entered into a Mutual Release and Waiver with Burk pursuant to which Burk paid us $1.3 million in full satisfaction of the promissory note, which included a discount of $119,000. As part of the Mutual Release and Waiver Agreement, we waived any right to future commission payments from Burk and we granted mutual releases to one another with respect to claims and liabilities. We realized a gain, net of tax, of $844,000 for the six months ended December 31, 2005.

THIRD-PARTY MANUFACTURING AGREEMENT

On August 1, 2005, we entered into a Manufacturing Agreement with a third-party manufacturer (“TPM”), pursuant to which we agreed to outsource our Salt Lake City manufacturing operations. The parties also entered into a one-year sublease for approximately 12,000 square feet of manufacturing space located in our headquarters in Salt Lake City, Utah. TPM paid $11,000 per month under the sublease through May 31, 2006, when the sublease was terminated. Costs associated with outsourcing our manufacturing totaled approximately $290,000 including severance payments, facilities we no longer use, and impairment of property and equipment that will be disposed of. We recorded the change related to these costs in the fiscal 2005 consolidated financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2005, our cash and cash equivalents were approximately $2.5 million and our marketable securities were approximately $17.0 million, which represented an overall increase of $1.8 million in our balances from June 30, 2005 which were cash and cash equivalents of approximately $1.9 million and our marketable securities of approximately $15.8 million.

Net cash flows provided by operating activities were $863,000 for the six months ended December 31, 2005, a decrease of $1.1 million, from the net cash flows provided by operating activities of $1.9 million for the six months ended December 31, 2004. The year-over-year decrease was attributable to an increase of $1.2 million in cash used in changes in working capital, a decrease of $538,000 in cash provided by non-cash expenses, and a $421,000 decrease in cash provided by discontinued operations, partially offset by an increase in income from continuing operations of $1.1 million.

Net cash flows (used in) investing activities were ($246,000) for the six months ended December 31, 2005, a decrease of $450,000, from the net cash flows used in investing activities of ($696,000) for the six months ended December 31, 2004. The change was primarily attributable to a decrease in the net (purchase) of marketable securities of approximately $13.1 million, a decrease in the purchase of property and equipment of $701,000, and an increase in the proceeds from the sale of property and equipment of $49,000, partially offset by a decrease in net cash provided by discontinued operations of $13.4 million. On August 22, 2005 we entered into a Mutual Release and Waiver with Burk pursuant to which Burk paid us $1.3 million, pre-tax, in full satisfaction of the promissory note, which is included in net cash provided by discontinued investing activities.

We did not have any net cash flows used in financing activities for the six months ended December 31, 2005, a decrease of $940,000, from the net cash flows used in financing activities of $940,000 for the six months ended December 31, 2004. This decrease was attributable to a $940,000 decrease in cash used in payments on note payable and capital lease obligations.

We have no off-balance-sheet financing arrangements with related parties and no unconsolidated subsidiaries. Contractual obligations related to our operating leases at December 31, 2005 are summarized below (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Remainder of Fiscal 2006	Fiscal 2007 and 2008	Fiscal 2009 and 2010	Thereafter

Operating Leases	$489	$247	$240	$2	$-

Total Contractual Cash Obligations	$489	$247	$240	$2	$-

At December 31, 2005, we had open purchase orders related to our contract manufacturers and other contractual obligations of approximately $4.4 million primarily related to inventory purchases.

We have non-cancellable, non-returnable, and long-lead time commitments with our outsourced manufacturers and certain suppliers for inventory components that will be used in production. Our exposure associated with these commitments is approximately $1.5 million, with the fiscal 2006 exposure being approximately $800,000 and the fiscal 2007 and 2008 exposure being approximately $700,000. We also have certain commitments with our outsourced manufacturers for raw material inventory that is used in production on an on-going basis. Our exposure associated with this inventory is approximately $1.3 million.

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

As of December 31, 2005, we had a net income tax receivable of $3.6 million. The receivable was generated from net operating loss carrybacks related to tax returns for the fiscal years ended June 30, 2004 and 2003, of $3.1 million and $359,000, respectively, and an overpayment of income taxes of approximately $500,000 for the fiscal year ended June 30, 2005. Additionally, we recorded in continuing and discontinued operations a combined tax provision of $327,000 during the six months ended December 31, 2005.

Beginning in January 2003 and continuing through the date of this report, we have incurred significant costs with respect to the defense and settlement of legal proceedings and the audits of our consolidated financial statements. The restatement of fiscal 2002 and fiscal 2001 consolidated financial statements and the fiscal 2004 and fiscal 2003 audits were significantly more time consuming and expensive than originally anticipated. The extended time commitment required to complete the restatement of financial information continues to be costly and to divert our resources, as well as to have a material effect on our results of operations. We paid $127,000 in fiscal 2006, $2.5 million in fiscal 2005, and $2.5 million in fiscal 2004 in cash to settle the shareholders’ class action lawsuit. We have incurred legal fees in the amount of approximately $1.9 million from January 2003 through May 2006 and we have incurred audit and tax fees in the amount of approximately $3.6 million from January 2004 through May 2006. We expect that in fiscal 2007 these costs will be substantially less.

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

We have not exercised our five-year renewal option on our existing Company headquarters. We have entered into a letter of intent on a new corporate headquarters facility that we believe will better meet our current and future requirements. The proposed lease term is seven years, with a five-year exit clause, and a minimum of 33,000 square feet. The lease is anticipated to commence on November 1, 2006.

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

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3,” in order to converge U.S. accounting standards with International Accounting Standards. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition of a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, it does not change the transition provisions of any existing accounting pronouncements. We do not believe that the adoption of SFAS No. 154 will have a material effect on our business, results of operations, financial position, or liquidity.

Other-Than-Temporary Impairment

In March 2004, the FASB issued EITF No. 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” which provides new guidance for assessing impairment losses on debt and equity investments. The new impairment model applies to investments accounted for under the cost or equity method and investments accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” EITF No. 03-01 also includes new disclosure requirements for cost method investments and for all investments that are in an unrealized loss position. In September 2004, the FASB delayed the accounting provisions of EITF No. 03-01; however, the disclosure requirements remain effective. We do not expect that the adoption of this EITF, when the delay is suspended, will have a material impact on our business, results of operations, financial position, or liquidity.

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

As required by Rule 13a-15 under the Exchange Act, we have completed an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Interim Chief Financial Officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of December 31, 2005. Based upon this evaluation and as a result of the material weakness discussed below, our management, including the Chief Executive Officer and the Interim Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective as of December 31, 2005. Management nevertheless has concluded that the condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our results of operations and financial position for the periods presented in conformity with generally accepted accounting principles.

A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely basis by management or employees in the normal course of performing their assigned functions. As of December 31, 2005, we identified the following material weakness in our internal controls:

•
Ineffective financial statement close process. We have a material weakness in the timeliness and adequacy of the monthly close process to effect a timely and accurate financial statement close with the necessary level of review and supervision. Accounting personnel have not been able to focus full attention to correcting this weakness due to their focus on the preparation, audit, and issuance for the restated fiscal 2001, restated fiscal 2002, and fiscal 2003, 2004, and 2005 consolidated financial statements as well as the interim fiscal 2006 condensed consolidated financial statements.

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

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Legal Proceedings. In addition to the legal proceedings described below, we are also involved from time to time in various claims and other legal proceedings which arise in the normal course of business. Such matters are subject to many uncertainties and outcomes that are not predictable. However, based on the information available to us as of May 31, 2006 and after discussions with legal counsel, we do not believe any such other proceedings will have a material, adverse effect on our business, results of operations, financial position, or liquidity, except as described below.

The Shareholders’ Class Action. On June 30, 2003, a consolidated complaint was filed against the Company, eight present or former officers and directors of the Company, and Ernst & Young LLP (“Ernst & Young”), the Company’s former independent public accountants, by a class consisting of purchasers of the Company’s common stock during the period from April 17, 2001 through January 15, 2003. The action followed the consolidation of several previously filed class action complaints and the appointment of lead counsel for the class. The allegations in the complaint were essentially the same as those contained in an SEC complaint described in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005. On December 4, 2003, the Company, on behalf of itself and all other defendants with the exception of Ernst & Young, entered into a settlement agreement with the class pursuant to which the Company agreed to pay the class $5.0 million and to issue the class 1.2 million shares of its common stock. The cash payment was made in two equal installments, the first on November 10, 2003 (fiscal 2004) and the second on January 14, 2005 (fiscal 2005). On May 23, 2005, the court order was amended to require the Company to pay cash in lieu of stock to those members of the class who would otherwise have been entitled to receive fewer than 100 shares of stock. On September 29, 2005 (fiscal 2006), we completed our obligations under the settlement agreement by issuing a total of 1,148,494 shares of our common stock to the plaintiff class, including 228,000 shares previously issued in November 2004 (fiscal 2005), and we paid an aggregate of $127,000 in cash in lieu of shares to those members of the class who would otherwise have been entitled to receive an odd-lot number of shares or who resided in states in which there was no exemption available for the issuance of shares. The cash payments were calculated on the basis of $2.46 per share which was equal to the higher of (i) the closing price for our common stock as reported by the Pink Sheets on the business day prior to the date the shares were mailed, or (ii) the average closing price over the five trading days prior to such mailing date. The 920,494 shares that were issued on September 29, 2005 were also valued at $2.46 per share.

On a quarterly basis, we revalued the un-issued shares to the closing price of the stock on the later of the date the shares were mailed or the last day of the quarter. During the six months ended December 31, 2005 and 2004, we received a benefit of $1.2 million and $1.8 million, respectively, related to the revaluation of the 1.2 million shares of the Company’s common stock that were issued in November 2004 and September 2005. During the three months ended December 31, 2004, the Company received a benefit of $734,000.

The Shareholder Derivative Actions. Between March and August 2003, four shareholder derivative actions were filed by certain shareholders of the Company against various present and past officers and directors of the Company and against Ernst & Young. The complaints asserted allegations similar to those asserted in an SEC complaint described in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005 and the shareholders’ class action described above and also alleged that the defendant directors and officers violated their fiduciary duties to the Company by causing or allowing the Company to recognize revenue in violation of GAAP and to issue materially misstated financial statements and that Ernst & Young breached its professional responsibilities to the Company and acted in violation of GAAP by failing to identify or prevent the alleged revenue recognition violations and by issuing unqualified audit opinions with respect to the Company’s fiscal 2002 and 2001 financial statements. One of these actions was dismissed without prejudice on June 13, 2003. As to the other three actions, our Board of Directors appointed a special litigation committee of independent directors to evaluate the claims. That committee determined that the maintenance of the derivative proceedings against the individual defendants was not in the best interest of the Company. Accordingly, on December 12, 2003, we moved to dismiss those claims. In March 2004, our motions were granted and the derivative claims were dismissed with prejudice as to all defendants except Ernst & Young. The Company was substituted as the plaintiff in the action and is now pursuing in its own name the claims against Ernst & Young.

The Insurance Coverage Action. On February 9, 2004, the Company and Edward Dallin Bagley, the Chairman of the Board of Directors and a significant shareholder of ClearOne, jointly filed an action against National Union Fire Insurance Company of Pittsburgh, Pennsylvania (“National Union”) and Lumbermens Mutual Insurance Company of Berkeley Heights, New Jersey (“Lumbermens Mutual”), the carriers of certain prior period directors and officers’ liability insurance policies, to recover the costs of defending and resolving claims against certain of our present and former directors and officers in connection with an SEC complaint described in our Annual Report on Form 10-K for the year ended June 30, 2005, and the shareholders’ class action and the shareholder derivative actions described above, and seeking other damages resulting from the refusal of such carriers to timely pay the amounts owing under such liability insurance policies. This action has been consolidated into a declaratory relief action filed by one of the insurance carriers on February 6, 2004 against ClearOne and certain of its current and former directors. In this action, the insurers assert that they are entitled to rescind insurance coverage under the Company’s directors and officers liability insurance policies, $3.0 million of which was provided by National Union and $2.0 million of which was provided by Lumbermens Mutual, based on alleged misstatements in the Company’s insurance applications. In February 2005, we entered into a confidential settlement agreement with Lumbermens Mutual pursuant to which ClearOne and Mr. Bagley received a lump-sum cash amount and the plaintiffs agreed to dismiss their claims against Lumbermens Mutual with prejudice. The cash settlement is held in a segregated account until the claims involving National Union have been resolved, at which time the amounts received in the action will be allocated between the Company and Mr. Bagley. The amount distributed to the Company and Mr. Bagley will be determined based on future negotiations between the Company and Mr. Bagley. The Company cannot currently estimate the amount of the settlement which it will ultimately receive. Upon determining the amount of the settlement which we will ultimately receive, we will record this as a contingent gain. On October 21, 2005, the court granted summary judgment in favor of National Union on its rescission defense and accordingly entered a judgment dismissing all of the claims asserted by ClearOne and Mr. Bagley. In connection with the summary judgment, the Company has been ordered to pay approximately $59,000 in expenses. However, due to the Lumbermans Mutual cash proceeds discussed above and the appeal of the summary judgment discussed below, this potential liability has not been recorded in the balance sheet as of December 31, 2005. On February 2, 2006, the Company and Mr. Bagley filed an appeal of the summary judgment granted on October 21, 2005 and intend to vigorously pursue the appeal and any follow-up proceedings regarding their claims against National Union, although no assurances can be given that they will be successful. The Company and Mr. Bagley have entered into a Joint Prosecution and Defense Agreement in connection with the action and we are paying all litigation expenses except litigation expenses which are solely related to Mr. Bagley’s claims in the litigation.

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

Item 1A. RISK FACTORS

Investors should carefully consider the risks described below. The risks described below are not the only ones we face, and there are risks that we are not presently aware of or that we currently believe are immaterial that may also impair our business operations. Any of these risks could harm our business. The trading price of our common stock could decline significantly due to any of these risks and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q, including our December 31, 2005 unaudited condensed consolidated financial statements and related notes.

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

Our industry is subject to rapid and frequent technological innovations that could render existing technologies in our products obsolete and thereby decrease market demand for such products. If any of our products become slow-moving or obsolete and the recorded value of our inventory is greater than its market value, we will be required to write down the value of our inventory to its fair market value, which would adversely affect our results of operations. In limited circumstances, we are required to purchase components that our outsourced manufacturers use to produce and assemble our products. Should technological innovations render these components obsolete, we will be required to write down the value of this inventory, which could adversely affect our results of operations.

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

International sales represent a significant portion of our total product sales. For example, international sales represented 24.4 percent of our total product sales for the three months ended December 31, 2005 and 27.5 percent for the three months ended December 31, 2004. International sales represented 23.7 percent of our total product sales for the six months ended December 31, 2005 and 27.2 percent for the six months ended December 31, 2004. We anticipate that the portion of our total product revenue from international sales will continue to increase as we further enhance our focus on developing new products, establishing new distribution partners, strengthening our presence in key growth areas, and improving product localization with country-specific product documentation and marketing materials. Our international business is subject to the financial and operating risks of conducting business internationally, including:

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

Our officers and directors together have beneficial ownership of approximately 18.6 percent of our common stock (including options that are currently exercisable or exercisable within 60 days of May 31, 2006). With this significant holding in the aggregate, the officers and directors, acting together, could exert a significant degree of influence over us and may be able to delay or prevent a change in control.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 29, 2005, we completed our obligations under the settlement agreement in the class action lawsuit by issuing a total of 1,148,494 shares of our common stock to the plaintiff class, including 228,000 shares previously issued in November 2004, and paying an aggregate of $127,000 in cash in lieu of shares to those members of the class who would otherwise have been entitled to receive an odd-lot number of shares or who resided in states in which there was no exemption available for the issuance of shares. The shares were issued in reliance on the exemption from the registration requirements of the Securities Act provided by Section 3(a)(10) thereof.

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

CLEARONE COMMUNICATIONS, INC.

June 13, 2006	By:	/s/ Zeynep Hakimoglu
Zeynep Hakimoglu
President and Chief Executive Officer
(Principal Executive Officer)

June 13, 2006	By:	/s/ Craig E. Peeples
Craig E. Peeples
Interim Chief Financial Officer and Corporate Controller
(Principal Financial and Accounting Officer)