Form 10-Q/A
period 2005-09-30
CLEARONE COMMUNICATIONS INC
filed 2006-06-22
CIK 840715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

ClearOne Communications, Inc. (the “Company”) is filing this Amendment No. 1 to its quarterly report on Form 10-Q for the quarterly period ended September 30, 2005 (the “Report”), originally filed with the Securities and Exchange Commission on May 31, 2006, to correct an error with respect to information provided as of December 31, 2004 (fiscal 2005) that appeared in a table used in the discussion of the Company’s deferred revenue and deferred cost of goods sold. The correction of this line in the table is reflected in this Amendment  No. 1. These corrections did not change the Company’s results of operations or financial position for the periods presented in the Report.

The applicable portions of the following sections have been revised as a result of these corrections.

Part I
Item 1. Condensed Consolidated Financial Statements: Footnote No. 2. Summary of Significant Accounting Policy Update - Revenue Recognition
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations: Critical Accounting Policies: Revenue and Associated Allowances for Revenue Adjustments and Doubtful Accounts.

There have been no additional modifications or changes to the original Report other than as described above. This Amendment No. 1 does not reflect events occurring after the original filing of the Report and does not modify or update those disclosures affected by subsequent events, except as specifically discussed above. Information not affected by this correction is unchanged and reflects the disclosures made at the time of the original filing of the Report on May 31, 2006. The entire Form 10-Q has been re-filed in this Form 10-Q/A.

CLEARONE COMMUNICATIONS, INC.
REPORT ON FORM 10-Q/A
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements reflect our views with respect to future events based upon information available to us at this time. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from these statements. Forward-looking statements are typically identified by the use of the words “believe,” “may,” “could,” “will,” “should,” “expect,” “anticipate,” “estimate,” “project,” “propose,” “plan,” “intend,” and similar words and expressions; however, not all forward-looking statements contain these words. Examples of forward-looking statements are statements that describe the proposed development, manufacturing, and sale of our products; statements that describe our results of operations, pricing trends, the markets for our products, our anticipated capital expenditures, our cost reduction and operational restructuring initiatives, and regulatory developments; statements with regard to the nature and extent of competition we may face in the future; statements with respect to the sources of and need for future financing; and statements with respect to future strategic plans, goals, and objectives. Forward-looking statements are contained in this report in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” and Item 4, “Controls and Procedures” included in this Quarterly Report on Form 10-Q/A. The forward-looking statements are based on present circumstances and on our predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences and timing than those now assumed or anticipated. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the risk factors discussed in this report under Part II - Other Information, Item 1A, “Risk Factors” and the application of “Critical Accounting Policies” as discussed in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These cautionary statements are intended to be applicable to all related forward-looking statements wherever they appear in this report. The cautionary statements contained or referred to in this report should also be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. Any forward-looking statements are made only as of the date of this report and ClearOne assumes no obligation to update forward-looking statements to reflect subsequent events, changes in circumstances, or changes in estimates.

CAUTIONARY STATEMENT REGARDING THE FILING DATE OF THIS REPORT AND THE ANTICIPATED FUTURE FILINGS OF ADDITIONAL PAST-DUE REPORTS

This Quarterly Report on Form 10-Q/A for the first quarter of the fiscal year ending June 30, 2006 is first being filed in May 2006. Shareholders and others are cautioned that the financial statements included in this report are over eight months old and are not necessarily indicative of the operating results that may be expected for the fiscal year ending June 30, 2006. Shareholders and others should also be aware that the staff of the Salt Lake District Office of the Securities and Exchange Commission (“SEC”) intended to recommend to the Commission that administrative proceedings be instituted to revoke the registration of the Company’s common stock based on the Company’s failure to timely file annual and quarterly reports with the Commission. The Company provided the staff with a so-called “Wells Submission” setting forth its position with respect to the staff’s intended recommendation. To date, the Commission has not instituted an administrative proceeding against the Company; however, there can be no assurance that the Commission will not institute an administrative proceeding in the future or that the Company would prevail if an administrative proceeding were instituted.

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

	Deferred Revenue	Deferred Cost of Goods Sold	Deferred Gross Profit

September 30, 2005	$4,848	$2,373	$2,475
June 30, 2005	5,055	2,297	2,758
March 31, 2005	5,456	2,321	3,135
December 31, 2004	4,742	1,765	2,977
September 30, 2004	5,617	1,920	3,697
June 30, 2004	6,107	2,381	3,726

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

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes to condensed consolidated financial statements included in this Form 10-Q/A and our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2005 filed with the SEC and management’s discussion and analysis contained therein. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions, as set forth under “Disclosure Regarding Forward-Looking Statements.” Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the following discussion and under the caption “Risk Factors” in Part II, Item 1A, as well as other information found in the documents we file from time to time with the SEC. Unless otherwise indicated, all references to a year reflect our fiscal year that ends on June 30.

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

	Deferred Revenue	Deferred Cost of Goods Sold	Deferred Gross Profit

September 30, 2005	$4,848	$2,373	$2,475
June 30, 2005	5,055	2,297	2,758
March 31, 2005	5,456	2,321	3,135
December 31, 2004	4,742	1,765	2,977
September 30, 2004	5,617	1,920	3,697
June 30, 2004	6,107	2,381	3,726

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

As required by Rule 13a-15 under the Exchange Act, we have completed an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Interim Chief Financial Officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of September 30, 2005. Based upon this evaluation and as a result of the material weakness discussed below, our management, including the Chief Executive Officer and the Interim Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective as of September 30, 2005. Management nevertheless has concluded that the condensed consolidated financial statements included in this Form 10-Q/A present fairly, in all material respects, our results of operations and financial position for the periods presented in conformity with generally accepted accounting principles.

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

Item 1A. RISK FACTORS

Investors should carefully consider the risks described below. The risks described below are not the only ones we face, and there are risks that we are not presently aware of or that we currently believe are immaterial that may also impair our business operations. Any of these risks could harm our business. The trading price of our common stock could decline significantly due to any of these risks and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q/A, including our September 30, 2005 unaudited condensed consolidated financial statements and related notes.

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

CLEARONE COMMUNICATIONS, INC.

June 22, 2006	By:	/s/ Zeynep Hakimoglu
Zeynep Hakimoglu
President and Chief Executive Officer
(Principal Executive Officer)

June 22, 2006	By:	/s/ Craig E. Peeples
Craig E. Peeples
Interim Chief Financial Officer and Corporate Controller
(Principal Financial and Accounting Officer)