Form 10-Q/A
period 2005-12-31
CLEARONE COMMUNICATIONS INC
filed 2006-06-22
CIK 840715

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

EXPLANATORY NOTE

ClearOne Communications, Inc. (the “Company”) is filing this Amendment No. 1 to its quarterly report on Form 10-Q for the quarterly period ended December 31, 2005 (the “Report”), originally filed with the Securities and Exchange Commission on June 13, 2006, to correct an error with respect to information provided as of December 31, 2004 (fiscal 2005) that appeared in a table used in the discussion of the Company’s deferred revenue and deferred cost of goods sold. The correction of this line in the table and the portions of the narrative that discuss this table are reflected in this Amendment No. 1. These corrections did not change the Company’s results of operations or financial position for the periods presented in the Report.

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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations: Discussion of Operations.

There have been no additional modifications or changes to the original Report other than as described above. This Amendment No. 1 does not reflect events occurring after the original filing of the Report and does not modify or update those disclosures affected by subsequent events, except as specifically discussed above. Information not affected by these corrections is unchanged and reflects the disclosures made at the time of the original filing of the Report on June 13, 2006. The entire Form 10-Q has been re-filed in this Form 10-Q/A.

CLEARONE COMMUNICATIONS, INC.
REPORT ON FORM 10-Q/A
FOR THE QUARTER ENDED DECEMBER 31, 2005

INDEX

		Page Number
Disclosure Regarding Forward-Looking Statements		4
PART I - FINANCIAL INFORMATION
Item 1	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of December 31, 2005 and June 30, 2005	5
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended December 31, 2005 and 2004 and the six months ended December 31, 2005 and 2004	6
	Condensed Consolidated Statements of Shareholders’ Equity for the six months ended December 31, 2005	8
	Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2005 and 2004	9
	Notes to Condensed Consolidated Financial Statements	11
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3	Quantitative and Qualitative Disclosures about Market Risk	41
Item 4	Controls and Procedures	41
PART II - OTHER INFORMATION
Item 1	Legal Proceedings	43
Item 1A	Risk Factors	44
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	50
Item 3	Defaults Upon Senior Securities	50
Item 4	Submission of Matters to a Vote of Security Holders	51
Item 5	Other Information	51
Item 6	Exhibits	51
Signatures		52

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

CAUTIONARY STATEMENT REGARDING THE FILING DATE OF THIS REPORT AND THE ANTICIPATED FUTURE FILINGS OF ADDITIONAL PAST-DUE REPORTS

This Quarterly Report on Form 10-Q/A for the second quarter of the fiscal year ending June 30, 2006 is first being filed in June 2006. Shareholders and others are cautioned that the financial statements included in this report are over five months old and are not necessarily indicative of the operating results that may be expected for the fiscal year ending June 30, 2006. Shareholders and others should also be aware that the staff of the Salt Lake District Office of the Securities and Exchange Commission (“SEC”) intended to recommend to the Commission that administrative proceedings be instituted to revoke the registration of the Company’s common stock based on the Company’s failure to timely file annual and quarterly reports with the Commission. The Company provided the staff with a so-called “Wells Submission” setting forth its position with respect to the staff’s intended recommendation. To date, the Commission has not instituted an administrative proceeding against the Company; however, there can be no assurance that the Commission will not institute an administrative proceeding in the future or that the Company would prevail if an administrative proceeding were instituted.

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

We provide a right of return on product sales to distributors. Currently, we do not have sufficient historical return experience with our distributors that is predictive of future events given historical excess levels of inventory in the distribution channel. Accordingly, revenue from product sales to distributors is not recognized until the return privilege has expired, which approximates when product is sold-through to customers of the Company’s distributors (dealers, system integrators, value-added resellers, and end-users) rather than when the product is initially shipped to a distributor. We evaluate, at each quarter-end, the inventory in the channel through information provided by certain of our distributors. The level of inventory in the channel will fluctuate up or down, each quarter, based upon our distributors’ individual operations. Accordingly, each quarter-end revenue deferral is calculated and recorded based upon the underlying, estimated channel inventory at quarter-end. Although, certain distributors provide certain channel inventory amounts, we make judgments and estimates with regard to the amount of inventory in the entire channel, for all customers and for all channel inventory items, and the appropriate revenue and cost of goods sold associated with those channel products. Although these assumptions and judgments regarding total channel inventory revenue and cost of goods sold could differ from actual amounts, we believe that our calculations are indicative of actual levels of inventory in the distribution channel.  As of December 31, 2004, the Company deferred $4.7 million in revenue and $1.8 million in cost of goods sold related to products sold where return rights had not lapsed. As of December 31, 2005, the Company deferred $4.9 million in revenue and $2.2 million in cost of goods sold related to products sold where return rights had not lapsed. The amounts of deferred cost of goods sold were included in consigned inventory. The following table details the amount of deferred revenue and cost of goods sold at each period end for the 18-month period ended December 31, 2005 (in thousands).

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

We evaluate, at each quarter-end, the inventory in the channel through information provided by certain of our distributors.  The level of inventory in the channel will fluctuate up or down, each quarter, based upon our distributors’ individual operations.  Accordingly, each quarter-end revenue deferral is calculated and recorded based upon the underlying, estimated channel inventory at quarter-end.  During the three months ended December 31, 2005 and 2004, the net change in deferred revenue based on the net movement of inventory in the channel was a net (deferral) recognition of ($88,000) and $875,000 in revenue, respectively.

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

COGS increased by $995,000, or 25.2 percent, to $4.9 million for the three months ended December 31, 2005 compared with $3.9 million for the three months ended December 31, 2004. The increase in COGS from the three months ended December 31, 2004 to the three months ended December 31, 2005 was primarily attributable to $983,000 or 11.3 percent increase in total revenue and an incremental deferral of $19,000 less during the three months ended December 31, 2005 versus the three months ended December 31, 2004 in the deferred COGS where return rights had not lapsed. We had a $47,000 decrease in our write off of product inventory.

COGS for the three months ended December 31, 2005 and 2004, include $174,000 and $155,000 in net decreases related to the deferral of product revenue from the respective deferral at September 30, 2005 and 2004 because return rights had not lapsed.

Our gross profit from continuing operations was $4.7 million, or 48.9 percent of revenue, for the three months ended December 31, 2005 compared to $4.7 million, or 54.6 percent of revenue, for the three months ended December 31, 2004. The decrease in gross profit is mostly due to the change in deferred gross profit from a net increase in gross profit of $720,000 during the three months ended December 31, 2004 to a net reduction in gross profit of ($262,000) during the three months ended December 31, 2005 and the increase in revenue mix from sales of premium and tabletop conferencing products which have a lower gross profit margin than our professional conferencing products. The change in gross profit was also negatively impacted by reduced prices on certain end-of-life products. During the past six quarters, the gross profit percentage has ranged from a high of 55.6 percent in the three months ended June 30, 2005 to a low of 43.7 percent for the three months ended September 30, 2004. We believe quarterly fluctuations will continue to occur based upon actual product mix. We anticipate that the decline in gross profit percentage from the fourth quarter of fiscal 2005 level will continue in our near-term results of operations.

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

We evaluate, at each quarter-end, the inventory in the channel through information provided by certain of our distributors.  The level of inventory in the channel will fluctuate up or down, each quarter, based upon our distributors’ individual operations.  Accordingly, each quarter-end revenue deferral is calculated and recorded based upon the underlying, estimated channel inventory at quarter-end.  During the six months ended December 31, 2005 and 2004, the net change in deferred revenue based on the net movement of inventory in the channel was a net recognition of $119,000 and $1.4 million in revenue, respectively.

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

COGS increased by approximately $1.8 million, or 23.8 percent, to $9.6 million for the six months ended December 31, 2005 compared with $7.7 million for the six months ended December 31, 2004. The increase in COGS from the six months ended December 31, 2004 to the six months ended December 31, 2005 was primarily attributable to $3.8 million or 24.4 percent increase in total revenue partially offset by an incremental deferral of $518,000 more during the six months ended December 31, 2005 versus the six months ended December 31, 2004 in the deferred COGS where return rights had not lapsed. We also had a $328,000 decrease in our write off of product inventory.

COGS for the six months ended December 31, 2005 and 2004, include $98,000 and $616,000 in net decreases related to the deferral of product revenue from the respective deferral at June 30, 2005 and 2004 because return rights had not lapsed.

Our gross profit from continuing operations was $9.6 million, or 50.1 percent of revenue, for the six months ended December 31, 2005 compared to $7.7 million, or 49.8 percent of revenue, for the six months ended December 31, 2004. The increase in gross profit is mostly due to the increase in revenue from sales of professional conferencing products and premium and tabletop conferencing products. The change in gross profit was negatively impacted by a $728,000 change in the deferred gross profit between the six months ended December 31, 2005 and the six months ended December 31, 2004, the changes in product mix, and reduced prices on certain end-of-life products. During the past six quarters, the gross profit percentage has ranged from a high of 55.6 percent in the three months ended June 30, 2005 to a low of 43.7 percent for the three months ended September 30, 2004. We believe quarterly fluctuations will continue to occur based upon actual product mix. We anticipate that the decline in gross profit percentage from the fourth quarter of fiscal 2005 level will continue in our near-term results of operations.

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

Item 1A. RISK FACTORS

Investors should carefully consider the risks described below. The risks described below are not the only ones we face, and there are risks that we are not presently aware of or that we currently believe are immaterial that may also impair our business operations. Any of these risks could harm our business. The trading price of our common stock could decline significantly due to any of these risks and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q/A, including our December 31, 2005 unaudited condensed consolidated financial statements and related notes.

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