Form 10-Q
period 2006-03-31
CLEARONE COMMUNICATIONS INC
filed 2006-06-28
CIK 840715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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
Yes ☒  No ☐

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 12,184,727 shares of the Company’s Common Stock, par value $0.001, outstanding on June 15, 2006.

CLEARONE COMMUNICATIONS, INC.
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2006

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

CAUTIONARY STATEMENT REGARDING THE FILING DATE OF THIS REPORT AND THE ANTICIPATED FUTURE FILINGS OF ADDITIONAL PAST-DUE REPORTS

This Quarterly Report on Form 10-Q for the third quarter of the fiscal year ending June 30, 2006 is first being filed in June 2006. Shareholders and others are cautioned that the financial statements included in this report are close to three months old and are not necessarily indicative of the operating results that may be expected for the fiscal year ending June 30, 2006. Shareholders and others should also be aware that the staff of the Salt Lake District Office of the Securities and Exchange Commission (“SEC”) intended to recommend to the Commission that administrative proceedings be instituted to revoke the registration of the Company’s common stock based on the Company’s failure to timely file annual and quarterly reports with the Commission. The Company provided the staff with a so-called “Wells Submission” setting forth its position with respect to the staff’s intended recommendation. To date, the Commission has not instituted an administrative proceeding against the Company; however, there can be no assurance that the Commission will not institute an administrative proceeding in the future or that the Company would prevail if an administrative proceeding were instituted.

CLEARONE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands of dollars, except per share amounts)

	March 31,	June 30,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$1,631	$1,892
Marketable securities	18,850	15,800
Accounts receivable, net of allowance for doubtful accounts of $49 and $46, respectively	6,981	6,859
Inventories, net	5,658	5,806
Income tax receivable	3,658	3,952
Deferred income taxes, net	135	270
Prepaid expenses	514	300
Total current assets	37,427	34,879

Property and equipment, net	2,017	2,805
Intangibles, net	196	322
Other assets	15	15
Deferred taxes	-	-
Total assets	$39,655	$38,021

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,797	$2,163
Accrued liabilities	1,710	5,622
Deferred product revenue	5,355	5,055
Total current liabilities	8,862	12,840

Deferred income taxes, net	135	270
Total liabilities	8,997	13,110

Commitments and contingencies (see Note 8)

Shareholders' equity:
Common stock, par value $0.001; 50,000,000 shares authorized;
12,184,727 and 11,264,233 shares issued and outstanding, respectively	12	11
Additional paid-in capital	52,498	49,393
Deferred compensation	-	(33)
Accumulated deficit	(21,852)	(24,460)
Total shareholders' equity	30,658	24,911
Total liabilities and shareholders' equity	$39,655	$38,021

See accompanying notes to condensed consolidated financial statements

CLEARONE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands of dollars, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2006	2005	2006	2005

Product Revenue:	$8,700	$7,103	$27,902	$22,542

Cost of goods sold:
Product	4,477	3,167	13,788	10,307
Product inventory write-offs	148	13	425	618
Total cost of goods sold	4,625	3,180	14,213	10,925
Gross profit	4,075	3,923	13,689	11,617

Operating expenses:
Marketing and selling	1,920	2,151	5,542	6,578
General and administrative	1,060	1,287	4,288	4,110
Settlement in shareholders' class action	-	(855)	(1,205)	(2,609)
Research and product development	2,201	1,423	5,778	3,810
Total operating expenses	5,181	4,006	14,403	11,889

Operating (loss) income	(1,106)	(83)	(714)	(272)

Other income (expense), net:
Interest income	218	110	563	292
Interest expense	-	(2)	-	(105)
Other, net	19	(13)	31	6
Total other income (expense), net	237	95	594	193

(Loss) income from continuing operations before income taxes	(869)	12	(120)	(79)
Benefit (provision) for income taxes	763	(5)	1,050	29
(Loss) income from continuing operations	(106)	7	930	(50)

Discontinued operations:
Income from discontinued operations	-	171	-	225
Gain on disposal of discontinued operations	1,030	332	2,676	17,701
Income tax provision	(384)	(115)	(998)	(4,119)
Income from discontinued operations	646	388	1,678	13,807

Net income	$540	$395	$2,608	$13,757

Comprehensive income (loss):
Net income	$540	$395	$2,608	$13,757
Foreign currency translation adjustments	-	(17)	-	112
Less: reclassification adjustments for foreign currency translation
adjustments included in net income (loss)	-	(1,301)	-	(1,301)

Comprehensive income (loss)	$540	$(923)	$2,608	$12,568

See accompanying notes to condensed consolidated financial statements

CLEARONE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (CONTINUED)
(Unaudited)
(in thousands of dollars, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2006	2005	2006	2005

Basic earnings (loss) per common share from continuing operations	$(0.01)	$-	$0.08	$-
Diluted earnings (loss) per common share from continuing operations	$(0.01)	$-	$0.08	$-

Basic earnings (loss) per common share from discontinued operations	$0.05	$0.03	$0.14	$1.24
Diluted earnings (loss) per common share from discontinued operations	$0.05	$0.03	$0.14	$1.11

Basic earnings (loss) per common share	$0.04	$0.03	$0.22	$1.23
Diluted earnings (loss) per common share	$0.04	$0.03	$0.21	$1.11

Basic weighted average shares outstanding	12,184,727	11,264,233	11,882,375	11,148,569
Diluted weighted average shares outstanding	12,187,446	12,300,869	12,214,401	12,355,366

See accompanying notes to condensed consolidated financial statements

CLEARONE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(in thousands of dollars, except per share amounts)

					Retained
			Additional		Earnings	Total
	Common Stock		Paid-In	Deferred	(Accumulated	Shareholders'
	Shares	Amount	Capital	Compensation	Deficit)	Equity

Balances at June 30, 2005	11,264,233	$11	$49,393	$(33)	$(24,460)	$24,911

Issuance of Common Shares related to
shareholder settlement agreement	920,494	1	2,263	-	-	2,264
SFAS No. 123R compensation cost	-	-	827	-	-	827
Compensation expense resulting from
the modification of stock options	-	-	15	-	-	15
SFAS No. 123R transition expense	-	-	-	33	-	33
Net income	-	-	-	-	2,608	2,608
Balances at March 31, 2006	12,184,727	$12	$52,498	$-	$(21,852)	$30,658

See accompanying notes to consolidated financial statements

CLEARONE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands of dollars, except per share amounts)

	Nine Months Ended
	March 31,	March 31,
	2006	2005
Cash flows from operating activities:
Net income (loss) from continuing operations	$930	$(50)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operations:
Depreciation and amortization expense	1,124	1,813
Stock-based compensation	873	57
Write-off of inventory	425	618
(Gain) loss on disposal of assets and fixed assets write-offs	(59)	(7)
Provision for doubtful accounts	3	41
Purchase accounting adjustment	-	395
Changes in operating assets and liabilities:
Accounts receivable	(125)	(108)
Inventories	(277)	(23)
Prepaid expenses and other assets	(214)	112
Accounts payable	(366)	(813)
Accrued liabilities	(1,646)	(4,796)
Income taxes	294	2,620
Deferred product revenue	300	(619)
Net change in other assets/liabilities	-	4
Net cash provided by (used in) continuing operating activities	1,262	(756)
Net cash provided by discontinued operating activities	-	168
Net cash provided by (used in) operating activities	1,262	(588)

Cash flows from investing activities:
Purchase of property and equipment	(233)	(929)
Proceeds from the sale of property and equipment	82	8
Purchase of marketable securities	(5,450)	(43,300)
Sale of marketable securities	2,400	31,050
Net cash used in continuing investing activities	(3,201)	(13,171)
Net cash provided by discontinued investing activities	1,678	14,057
Net cash (used in) provided by investing activities	(1,523)	886

Cash flows from financing activities:
Principal payments on capital lease obligations	-	(8)
Principal payments on note payable	-	(932)
Net cash used in continuing financing activities	-	(940)
Net cash used in discontinued financing activities	-	-
Net cash used in financing activities	-	(940)

Net increase (decrease) in cash and cash equivalents	(261)	(642)
Cash and cash equivalents at the beginning of the period	1,892	4,207
Cash and cash equivalents at the end of the period	$1,631	$3,565

See accompanying notes to condensed consolidated financial statements

CLEARONE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)
(in thousands of dollars, except per share amounts)

	Nine Months Ended
	March 31,	March 31,
	2006	2005
Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$104
Cash paid (received) for income taxes	(346)	1,114

Supplemental disclosure of non-cash financing activities:
Value of common shares issued in shareholder settlement	$2,264	$957

See accompanying notes to condensed consolidated financial statements

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands of dollars, except per share amounts)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, consisting of the condensed consolidated balance sheets as of March 31, 2006 and June 30, 2005, the condensed consolidated statements of operations and comprehensive income (loss) for the three months and nine months ended March 31, 2006 and 2005, the condensed consolidated statement of shareholders’ equity for the nine months ended March 31, 2006, and the condensed consolidated statements of cash flows for the nine months ended March 31, 2006 and 2005, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2005.

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

Revenue Recognition - The Company evaluates, at each quarter-end, the inventory in the channel through information provided by certain of its distributors.  The level of inventory in the channel will fluctuate up or down, each quarter, based upon these distributors’ individual operations.  Accordingly, each quarter-end revenue deferral is calculated and recorded based upon the underlying, estimated channel inventory at quarter-end.  The amounts of deferred cost of goods sold were included in consigned inventory. The following table details the amount of deferred revenue, cost of goods sold, and gross profit at each period end for the 21-month period ended March 31, 2006.

	Deferred Revenue	Deferred Cost of Goods Sold	Deferred Gross Profit

March 31, 2006	$5,355	$2,443	$2,912
December 31, 2005	4,936	2,199	2,737
September 30, 2005	4,848	2,373	2,475
June 30, 2005	5,055	2,297	2,758
March 31, 2005	5,456	2,321	3,135
December 31, 2004	4,742	1,765	2,977
September 30, 2004	5,617	1,920	3,697
June 30, 2004	6,107	2,381	3,726

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

If the compensation cost of its stock options had been determined consistent with the original SFAS No. 123, the Company’s net income and earnings per common share and common share equivalent would have changed to the pro-forma amounts indicated below:

	Three Months Ended	Nine Months Ended
	March 31,	March 31,
	2005	2005
Net income:
As reported	$395	$13,757
Stock-based employee compensation expense included in
reported net income, net of income taxes	3	10
Stock-based employee compensation expense determined
under the fair-value method of all awards, net of income taxes	(166)	(498)
Pro forma	$232	$13,269

Basic earnings (loss) per common share:
As reported	$0.03	$1.23
Pro forma	0.02	1.19
Diluted earnings (loss) per common share:
As reported	$0.03	$1.11
Pro forma	0.02	1.07

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

Recent Accounting Pronouncements

Accounting for Asset Retirement Obligations in the European Union

In June 2005, the FASB issued a FASB Staff Position (“FSP”) interpreting SFAS No. 143, “Accounting for Asset Retirement Obligations,” specifically FSP 143-1, “Accounting for Electronic Equipment Waste Obligations.” FSP 143-1 addresses the accounting for obligations associated with Directive 2002/96/EC, “Waste Electrical and Electronic Equipment,” which was adopted by the European Union (“EU”). The FSP provides guidance on how to account for the effects of the Directive but only with respect to historical waste associated with products placed on the market on or before August 13, 2005. FSP 143-1 was effective beginning with the Company’s fiscal 2006 financial statements. Management does not believe that the adoption of FSP 143-1 had a material effect on the Company’s business, results of operations, financial position, or liquidity.

Inventory Costs

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an Amendment of ARB No. 43,” which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 was effective beginning with the Company’s fiscal 2006 financial statements. There was not a significant impact on the Company’s business, results of operations, financial position, or liquidity from the adoption of this standard.

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

Other-Than-Temporary Impairment

In March 2004, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” which provides new guidance for assessing impairment losses on debt and equity investments. The new impairment model applies to investments accounted for under the cost or equity method and investments accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” EITF No. 03-01 also includes new disclosure requirements for cost method investments and for all investments that are in an unrealized loss position. In September 2004, the FASB delayed the accounting provisions of EITF No. 03-01; however, the disclosure requirements remain effective. The Company does not expect that the adoption of this EITF, when the delay is suspended, will have a material impact on its business, results of operations, financial position, or liquidity.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
(in thousands of dollars, except per share amounts)

3. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2006	2005	2006	2005
Numerator:
Income (loss) from continuing operations	$(106)	$7	$930	$(50)
Income (loss) from discontinued operations, net of tax	-	132	-	173
Gain (loss) on disposal of discontinued operations, net of tax	646	256	1,678	13,634
Net income (loss)	$540	$395	$2,608	$13,757
Denominator:
Basic weighted average shares outstanding	12,184,727	11,264,233	11,882,375	11,148,569
Dilutive common stock equivalents using treasury stock method	2,719	1,036,636	332,026	1,206,797
Diluted weighted average shares outstanding	12,187,446	12,300,869	12,214,401	12,355,366

Basic earnings (loss) per common share:
Continuing operations	$(0.01)	$-	$0.08	$-
Discontinued operations	-	0.01	-	0.02
Disposal of discontinued operations	0.05	0.02	0.14	1.22
Net income (loss)	0.04	0.03	0.22	1.23
Diluted earnings (loss) per common share:
Continuing operations	$(0.01)	$-	$0.08	$-
Discontinued operations	-	0.01	-	0.01
Disposal of discontinued operations	0.05	0.02	0.14	1.10
Net income (loss)	0.04	0.03	0.21	1.11

Options that had an exercise price greater than the average market price of the common shares (“Out-of-the-Money Options”) during the respective period were not included in the computation of diluted earnings per share as the effect would be anti-dilutive. An average total of 1,302,769 and 1,469,965 Out-of-the-Money Options were not included during the three months ended March 31, 2006 and 2005, respectively. An average total of 1,393,384 and 1,433,969 Out-of-the-Money Options were not included during the nine months ended March 31, 2006 and 2005, respectively. Warrants to purchase 150,000 shares of common stock were outstanding as of March 31, 2006 and 2005, but were not included in the computation of diluted earnings per share for the three-month and nine-month periods ended March 31, 2006 and 2005, as the effect would be anti-dilutive. During fiscal 2004, the Company entered into a settlement agreement related to the shareholders’ class action and agreed to issue 1.2 million shares of its common stock; however, certain of these shares were settled in cash in lieu of common stock (see Note 8). The Company issued 228,000 shares in November 2004 and 920,494 shares in September 2005.

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

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2006	2005	2006	2005

Income from discontinued operations:
OM Video	$-	$171	$-	$225

Gain on disposal of discontinued operations:
Conferencing services business	$1,030	$-	$1,030	$17,369
OM Video	-	145	300	145
Burk	-	187	1,346	187
Total gain on disposal of discontinued operations	1,030	332	2,676	17,701

Income tax provision:
Conferencing services business	$(384)	$-	$(384)	$(3,991)
OM Video	-	(72)	(112)	(85)
Burk	-	(43)	(502)	(43)
Total income tax provision	(384)	(115)	(998)	(4,119)

Total income from discontinued operations, net of income taxes:
Conferencing services business	$646	$-	$646	$13,378
OM Video	-	244	188	285
Burk	-	144	844	144
Total income from discontinued operations,
net of income taxes	$646	$388	$1,678	$13,807

Conferencing Services

On July 1, 2004, the Company sold its conferencing services business component to Premiere. Consideration for the sale consisted of $21,300 in cash. Of the purchase price, $300 was placed into a working capital escrow account and an additional $1,000 was placed into an 18-month Indemnity Escrow account. The Company received the $300 working capital escrow funds approximately 90 days after the execution date of the contract. The Company received the $1,000 in the Indemnity Escrow account in January 2006. Additionally, $1,365 of the proceeds was utilized to pay off equipment leases pertaining to assets being conveyed to Premiere. The Company reported pre-tax gain of $1,030 for the three and nine months ended March 31, 2006 due to the receipt of the $1,000 in the Indemnity Escrow account together with the $30 in related interest income. The Company realized a pre-tax gain on the sale of $17,369 during the nine months ended March 31, 2005.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
(in thousands of dollars, except per share amounts)

OM Video

On March 4, 2005, the Company sold all of the issued and outstanding stock of its Canadian subsidiary, ClearOne Communications of Canada, Inc. (“ClearOne Canada”) to 6351352 Canada Inc., a Canada corporation. ClearOne Canada owned all the issued and outstanding stock of Stechyson Electronics, Ltd., which conducts business under the name OM Video. The Company agreed to sell the stock of ClearOne Canada for $200 in cash; a $1,256 note receivable over a 15-month period, with interest accruing on the unpaid balance at the rate of 5.3 percent per year; and contingent consideration ranging from 3.0 percent to 4.0 percent of related gross revenues over a five-year period. In June 2005, the Company was advised that the OM Purchaser had settled an action brought by the former employer of certain of OM Purchaser’s owners and employees alleging violation of non-competition agreements. The settlement reportedly involved a cash payment and an agreement not to sell certain products for a period of one year. Based on an analysis of the facts and circumstances that existed at the end of fiscal 2005, and considering the guidance from Topic 5U of the SEC Rules and Regulations, “Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity,” the gain is being recognized as cash is collected (as collection was not reasonably assured). OM Video revenues, reported in discontinued operations, for the three months and nine months ended March 31, 2005 were $1,449 and $3,805, respectively. OM Video pre-tax income, reported in discontinued operations, for the three months and nine months ended March 31, 2005 was $171 and $225, respectively. OM Video pre-tax gain on disposal, reported in discontinued operations, for the three months and nine months ended March 31, 2006 was $0 and $300, respectively. OM Video pre-tax gain on disposal, reported in discontinued operations, for the three months and nine months ended March 31, 2005 was $145.

Through December 31, 2005, all payments required through such date had been received and $854 of the promissory note remained outstanding; however, OM Purchaser has failed to make any subsequent, required payments under the note receivable and is in default thereunder. The Company is currently considering its collection options.

Burk

On August 22, 2005, the Company entered into a Mutual Release and Waiver Agreement with Burk pursuant to which Burk paid the Company $1,346 in full satisfaction of the promissory note, which included a discount of $119. As part of the Mutual Release and Waiver Agreement, the Company waived any right to future commission payments from Burk. Additionally, Burk and the Company granted mutual releases to one another with respect to future claims and liabilities. Accordingly, the total pre-tax gain on the disposal of discontinued operations, related to Burk, was approximately $2,419. The gain was recognized beginning in fiscal 2001. The Company realized pre-tax gain on the disposal of discontinued operations of $1,346 during the nine months ended March 31, 2006. The Company realized pre-tax gain on the disposal of discontinued operations of $187 for the three months and nine months ended March 31, 2005.

5. Income Taxes

During the three months ended March 31, 2006, the Company recorded a benefit for income taxes from continuing operations of $763. This compares to a provision for income taxes of ($5) during the three months ended March 31, 2005. During the nine months ended March 31, 2006, the Company recorded a benefit for income taxes from continuing operations of $1,050. This compares to a benefit for income taxes of $29 during the nine months ended March 31, 2005. Taxes are based on the estimated annual effective tax rate.

SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Valuation allowances were recorded in fiscal 2006 and fiscal 2005 due to the uncertainty of realization of the assets. As of March 31, 2006, the Company has recorded a valuation allowance against all of its net deferred tax assets. Based on the Company’s lack of cumulative profitability in recent years it is more likely than not that all of the net deferred tax assets will not be realized.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
(in thousands of dollars, except per share amounts)

6. Inventory

Inventories, net of reserves, consist of the following as of March 31, 2006 and June 30, 2005:

	March 31,	June 30,
	2006	2005

Raw materials	$134	$1,804
Finished goods	3,081	1,705
Consigned inventory	2,443	2,297
Total inventory	$5,658	$5,806

Consigned inventory represents inventory at distributors and other customers where revenue recognition criteria have not been achieved.

7. Accrued Liabilities

Accrued liabilities consist of the following as of March 31, 2006 and June 30, 2005:

	March 31,	June 30,
	2006	2005
Accrued salaries and other compensation	$748	$977
Other accrued liabilities	962	1,049
Class action settlement	-	3,596
Total	$1,710	$5,622

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

Legal Proceedings. In addition to the legal proceedings described below, the Company is also involved from time to time in various claims and other legal proceedings which arise in the normal course of business. Such matters are subject to many uncertainties and outcomes that are not predictable. However, based on the information available to the Company as of June 15, 2006 and after discussions with legal counsel, the Company does not believe any such other proceedings will have a material, adverse effect on its business, results of operations, financial position, or liquidity, except as described below.

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

On a quarterly basis, the Company revalued the un-issued shares to the closing price of the stock on the later of the date the shares were mailed or the last day of the quarter. During the nine months ended March 31, 2006 and 2005, the Company received a benefit of $1,205 and $2,609, respectively, related to the revaluation of the 1.2 million shares of the Company’s common stock that were issued in November 2004 and September 2005. During the three months ended March 31, 2005, the Company received a benefit of $855.

The Shareholder Derivative Actions. Between March and August 2003, four shareholder derivative actions were filed by certain shareholders of the Company against various present and past officers and directors of the Company and against Ernst & Young. The complaints asserted allegations similar to those asserted in an SEC complaint described in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005 and the shareholders’ class action described above and also alleged that the defendant directors and officers violated their fiduciary duties to the Company by causing or allowing the Company to recognize revenue in violation of generally accepted accounting principles (“GAAP”) and to issue materially misstated financial statements and that Ernst & Young breached its professional responsibilities to the Company and acted in violation of GAAP by failing to identify or prevent the alleged revenue recognition violations and by issuing unqualified audit opinions with respect to the Company’s fiscal 2002 and 2001 financial statements. One of these actions was dismissed without prejudice on June 13, 2003. As to the other three actions, the Company’s Board of Directors appointed a special litigation committee of independent directors to evaluate the claims made by these shareholders. That committee determined that the maintenance of the derivative proceedings against the individual defendants was not in the best interest of the Company. Accordingly, on December 12, 2003, the Company moved to dismiss those claims. In March 2004, the Company’s motions to dismiss those claims were granted and the derivative claims were dismissed with prejudice as to all defendants except Ernst & Young. The Company was substituted as the plaintiff in the action and is now pursuing in its own name the claims against Ernst & Young.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
(in thousands of dollars, except per share amounts)

The Insurance Coverage Action. On February 9, 2004, the Company and Edward Dallin Bagley, the Chairman of the Board of Directors and a significant shareholder of the Company, jointly filed an action against National Union Fire Insurance Company of Pittsburgh, Pennsylvania (“National Union”) and Lumbermens Mutual Insurance Company of Berkeley Heights, New Jersey (“Lumbermens Mutual”), the carriers of certain prior period directors and officers’ liability insurance policies, to recover the costs of defending and resolving claims against certain of the Company’s present and former directors and officers in connection with an SEC complaint described in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005, and the shareholders’ class action and the shareholder derivative actions described above, and seeking other damages resulting from the refusal of such carriers to timely pay the amounts owing under such liability insurance policies. This action has been consolidated into a declaratory relief action filed by one of the insurance carriers on February 6, 2004 against the Company and certain of its current and former directors. In this relief action, the insurers assert that they are entitled to rescind insurance coverage under the Company’s directors and officers liability insurance policies, $3,000 of which was provided by National Union and $2,000 of which was provided by Lumbermens Mutual, based on alleged misstatements in the Company’s insurance applications. In February 2005, the Company entered into a confidential settlement agreement with Lumbermens Mutual pursuant to which the Company and Mr. Bagley received a lump-sum cash amount and the plaintiffs agreed to dismiss their claims against Lumbermens Mutual with prejudice. The cash settlement is held in a segregated account that has not been recorded in the accompanying financial statements and will not be until the claims involving National Union have been resolved, at which time the amounts received in the action will be allocated between the Company and Mr. Bagley. The amount distributed to the Company and Mr. Bagley will be determined based on future negotiations between the Company and Mr. Bagley. The Company cannot currently estimate the amount of the settlement which it will ultimately receive. Upon determining the amount of the settlement which the Company will ultimately receive, the Company will record this as a contingent gain. On October 21, 2005, the court granted summary judgment in favor of National Union on its rescission defense and accordingly entered a judgment dismissing all of the claims asserted by ClearOne and Mr. Bagley. In connection with the summary judgment, the Company has been ordered to pay approximately $59 in expenses. However, due to the Lumbermans Mutual cash proceeds discussed above and the appeal of the summary judgment discussed below, this potential liability has not been recorded in the balance sheet as of March 31, 2006. On February 2, 2006, the Company and Mr. Bagley filed an appeal of the summary judgment granted on October 21, 2005 and intend to vigorously pursue the appeal and any follow-up proceedings regarding their claims against National Union, although no assurances can be given that they will be successful. The Company and Mr. Bagley have entered into a Joint Prosecution and Defense Agreement in connection with the action and the Company is paying all litigation expenses except litigation expenses which are solely related to Mr. Bagley’s claims in the litigation.

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
(Unaudited)
(in thousands of dollars, except per share amounts)

9. Share-Based Payment

Our share-based compensation primarily consists of the following plans:

The Company’s 1990 Incentive Plan (the “1990 Plan”) had shares of common stock available for issuance to employees and directors. Provisions of the 1990 Plan included the granting of stock options. Generally, stock options vested over a five-year period at 10 percent, 15 percent, 20 percent, 25 percent, and 30 percent per year. Certain other stock options vested in full after eight years. During the nine months ended March 31, 2006, the 30,750 options outstanding under the 1990 Plan as of June 30, 2005 expired and were canceled. As of March 31, 2006, there were no options outstanding under the 1990 Plan and no additional options were available for grant under such plan.

The Company also has a 1998 Stock Option Plan (the “1998 Plan”). Provisions of the 1998 Plan include the granting of incentive and non-qualified stock options. Options may be granted to directors, officers, and key employees and may be granted upon such terms as the Board of Directors, in their sole discretion, determine. Through December 1999, 1,066,000 options were granted that would cliff vest after 9.8 years; however, such vesting was accelerated for 637,089 of these options upon meeting certain earnings per share goals through the fiscal year ended June 30, 2003. Subsequent to December 1999 and through June 2002, 1,248,250 options were granted that would cliff vest after 6.0 years; however, such vesting was accelerated for 300,494 of these options upon meeting certain earnings per share goals through the fiscal year ended June 30, 2005. As of March 31, 2006, 53,600 and 202,060 of these options that cliff vest after 9.8 and 6.0 years, respectively, remain outstanding.

Of the options granted subsequent to June 2002, all vesting schedules are based on 3 or 4-year vesting schedules, with either one-third or one-fourth vesting on the first anniversary and the remaining options vesting ratably over the remainder of the vesting term. Generally, directors and officers have 3-year vesting schedules and all other employees have 4-year vesting schedules. All options have contractual lives of ten years. Under the 1998 Plan, 2,500,000 shares were authorized for grant. The 1998 Plan expires June 10, 2008, or when all the shares available under the plan have been issued if this occurs earlier. As of March 31, 2006, there were 1,241,879 options outstanding under the 1998 Plan, which includes the cliff vesting and 3 or 4-year vesting options discussed above, and 955,997 options available for grant in the future.

In addition to the two stock option plans, the Company has an Employee Stock Purchase Plan (“ESPP”). Employees can purchase common stock through payroll deductions of up to 10 percent of their base pay. Amounts deducted and accumulated by the employees are used to purchase shares of common stock on the last day of each month. The Company contributes to the account of the employee one share of common stock for every nine shares purchased by the employee under the ESPP. The program was suspended during fiscal 2003 due to the Company’s failure to remain current in its filing of periodic reports with the SEC.

Prior to July 1, 2005, the Company accounted for compensation expense associated with its stock options under the intrinsic value method in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation cost has been recognized for the Company’s unmodified stock options in its condensed consolidated financial statements for the three months and nine months ended March 31, 2005.

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

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
(in thousands of dollars, except per share amounts)

The Company uses judgment in determining the fair value of the share-based payments on the date of grant using an option-pricing model with assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the risk-free interest rate of the awards, the expected life of the awards, the expected volatility over the term of the awards, the expected dividends of the awards, and an estimate of the amount of awards that are expected to be forfeited. The Company uses the Black-Scholes option pricing model to determine the fair value of share-based payments granted under SFAS No. 123R and the original SFAS No. 123.

In applying the Black-Scholes methodology to the options granted during the three months and nine months ended March 31, 2006 and 2005, the Company used the following assumptions:

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2006	2005	2006	2005
Risk-free interest rate, average	4.0%	4.0%	4.3%	4.1%
Expected option life, average	5.9 years	5.8 years	5.9 years	5.8 years
Expected price volatility, average	86.5%	91.2%	87.4%	92.3%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected annual forfeiture rate	10.0%	0.0%	10.0%	0.0%

The risk-free interest rate is determined using the U.S. Treasury rate in effect as of the date of the grant, based on the expected life of the stock option. The expected life of the stock option is determined using historical data. The expected price volatility is determined using a weighted average of daily historical volatility of the Company’s stock price over the corresponding expected option life. The Company does not currently intend to distribute any dividend payments to shareholders. The Company recognizes compensation cost net of an expected forfeiture rate and recognized the associated compensation cost for only those awards expected to vest on a straight-line basis over the underlying requisite service period. The Company estimated the forfeiture rates based on its historical experience and expectations about future forfeitures. The Company determined the annual forfeiture rate for options that will cliff vest after 9.8 or 6.0 years to be 38.0 percent and the annual forfeiture rate for options that vest on 3 or 4-year vesting schedules to be 10.0 percent.

In the three months ended March 31, 2006, the adoption of SFAS No. 123R resulted in incremental, pre-tax, stock-based compensation cost of $260. For the three months ended March 31, 2006, the Company expensed $12 in cost of goods sold, $25 in marketing and selling, $179 in general and administrative, and $44 in research and product development expense related to the transition to SFAS No. 123R. The stock-based compensation cost associated with adoption of SFAS No. 123R reduced net operating income for the three months ended March 31, 2006 by $260, decreased net income by $32, and reduced basic and diluted earnings per share by $0.00 per share. The total income tax provision (benefit) related to share-based compensation for the three months ended March 31, 2006 was ($228) and is shown as a cash flow from operating activities in our cash flow statement.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
(in thousands of dollars, except per share amounts)

	Three Months Ended
	March 31,
	2006

		SFAS
		No. 123R
		Compensation
	As Reported	Expense

Revenue	$8,700	$-
Cost of goods sold	4,625	12
Gross profit	4,075	(12)
Operating expenses:
Marketing and selling	1,920	25
General and administrative	1,060	179
Settlement in shareholders' class action	-	-
Research and product development	2,201	44
Total operating expenses	5,181	248
Operating (loss) income	(1,106)	(260)
Other income (expense), net	237	-
(Loss) income from continuing operations before income taxes	(869)	(260)
Benefit for income taxes	763	228
(Loss) income from continuing operations	(106)	(32)
Income from discontinued operations, net of tax	646	-
Net income	$540	$(32)

Basic earnings (loss) per common share:
Continuing operations	$(0.01)	$-
Discontinued operations	0.05	-
Net income	0.04	-
Diluted earnings (loss) per common share:
Continuing operations	$(0.01)	$-
Discontinued operations	0.05	-
Net income	0.04	-

In the nine months ended March 31, 2006, the adoption of SFAS No. 123R resulted in incremental, pre-tax, stock-based compensation cost of $874. For the nine months ended March 31, 2006, the Company expensed $36 in cost of goods sold, $75 in marketing and selling, $598 in general and administrative, and $131 in research and product development expense, and $34 in other income (expense) related to the transition to SFAS No. 123R. The stock-based compensation cost associated with adoption of SFAS No. 123R reduced net operating income for the nine months ended March 31, 2006 by $874, decreased net income by $473, and reduced basic and diluted earnings per share by $0.04 per share. The total income tax provision (benefit) related to share-based compensation for the nine months ended March 31, 2006 was ($401) and is shown as a cash flow from operating activities in our cash flow statement.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
(in thousands of dollars, except per share amounts)

	Nine Months Ended
	March 31,
	2006

		SFAS
		No. 123R
		Compensation
	As Reported	Expense

Revenue	$27,902	$-
Cost of goods sold	14,213	36
Gross profit	13,689	(36)
Operating expenses:
Marketing and selling	5,542	75
General and administrative	4,288	598
Settlement in shareholders' class action	(1,205)	-
Research and product development	5,778	131
Total operating expenses	14,403	804
Operating (loss) income	(714)	(840)
Other income (expense), net	594	(34)
(Loss) income from continuing operations before income taxes	(120)	(874)
Benefit for income taxes	1,050	401
Income from continuing operations	930	(473)
Income from discontinued operations, net of tax	1,678	-
Net income	$2,608	$(473)

Basic earnings per common share:
Continuing operations	$0.08	$0.04
Discontinued operations	0.14	-
Net income	0.22	0.04
Diluted earnings per common share:
Continuing operations	$0.08	$0.04
Discontinued operations	0.14	-
Net income	0.21	0.04

As of March 31, 2006, the total compensation cost related to unvested stock options not yet recognized was $1,164, which is expected to be recognized over the next 3.9 years on a straight-line basis.

The weighted-average estimated fair value of the stock options granted during the three months ended March 31, 2006 and 2005 was $2.08 and $3.03, per share, respectively. The weighted-average estimated fair value of the stock options granted during the nine months ended March 31, 2006 and 2005 was $1.89 and $3.84, per share, respectively.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
(in thousands of dollars, except per share amounts)

The following table shows the stock option activity for the nine months ended March 31, 2006.

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at June 30, 2005	1,493,112	$6.21

Granted	27,000	2.52
Expired and canceled	(117,603)	3.55
Forfeited prior to vesting	(160,630)	8.26
Exercised	-	-		$-
Outstanding at March 31, 2006	1,241,879	6.11	7.0 years	$170
Exercisable	817,764	5.89	6.8 years	$105

Non-vested Shares	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested at June 30, 2005	802,400	$4.73

Granted	27,000	1.89
Vested	(244,655)	3.63
Forfeited prior to vesting	(160,630)	6.04
Non-vested at March 31, 2006	424,115	$4.68

Due to the Company’s failure to remain current in its filing of periodic reports with the SEC, employees, executive officers, and directors are currently not allowed to exercise options under the 1998 Plan. Since December 2003, individual grants that had been affected by this situation were modified to extend the exercise period of the option through the date the Company becomes current in its filings with the SEC and options again become exercisable. Since July 1, 2005, modifications of stock option grants include the extension of the post-service exercise period of vested options held by persons who have ceased to remain employed by the Company. Compensation cost is recognized immediately for options that are fully vested on the date of modification. In the three months ended March 31, 2006, the Company expensed $0 in compensation cost associated with these modifications. In the nine months ended March 31, 2006, the Company expensed $15 in compensation cost associated with these modifications. These costs are included in the $260 and $874 of SFAS No. 123R compensation expense disclosed above for the three-month and nine-month periods ended March 31, 2006, respectively.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
(in thousands of dollars, except per share amounts)

10. Segment and Geographic Information

During fiscal 2006 and fiscal 2005, all revenue and income (loss) from continuing operations was included in the product segment. Additionally, the United States was the only country to contribute more than 10 percent of total revenues in each fiscal year. The Company’s revenues are substantially denominated in U.S. dollars and are summarized geographically as follows:

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2006	2005	2006	2005

United States	$5,878	$5,189	$20,526	$16,436
All other countries	2,822	1,914	7,376	6,106
Total	$8,700	$7,103	$27,902	$22,542

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

The following table summarizes changes in the Company’s restructuring charge liabilities during the nine months ended March 31, 2006:

	Severance	Manufacturing Facilities Lease	Total

Balance at June 30, 2005	$70	$40	$110
Utilized	(70)	(89)	(159)
Sublease payments received	-	88	88
Balance at March 31, 2006	$-	$39	$39

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

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
(in thousands of dollars, except per share amounts)

12. Settlement Agreement and Release

The Company entered into a settlement agreement and release with its former Vice-President - Human Resources in connection with the cessation of her employment, which generally provided for her resignation from her position and employment with the Company, the payment of severance, and a general release of claims against the Company by her. On February 20, 2006, an agreement was entered into which generally provided for a severance payment of $93 and her surrender and delivery to the Company of 145,000 stock options (86,853 of which were vested).

13. Subsequent Events

Sale of OM Video. Through December 31, 2005, all payments due under the note receivable through such date had been received and $854 of the promissory note remained outstanding; however, OM Purchaser has failed to make any subsequent, required payments under the note receivable and is in default thereunder. The Company is currently considering its collection options.

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

We provide a right of return on product sales to distributors. Currently, we do not have sufficient historical return experience with our distributors that is predictive of future events given historical excess levels of inventory in the distribution channel. Accordingly, revenue from product sales to distributors is not recognized until the return privilege has expired, which approximates when product is sold-through to customers of the Company’s distributors (dealers, system integrators, value-added resellers, and end-users) rather than when the product is initially shipped to a distributor. We evaluate, at each quarter-end, the inventory in the channel through information provided by certain of our distributors. The level of inventory in the channel will fluctuate up or down, each quarter, based upon our distributors’ individual operations. Accordingly, each quarter-end revenue deferral is calculated and recorded based upon the underlying, estimated channel inventory at quarter-end. Although, certain distributors provide certain channel inventory amounts, we make judgments and estimates with regard to the amount of inventory in the entire channel, for all customers and for all channel inventory items, and the appropriate revenue and cost of goods sold associated with those channel products. Although these assumptions and judgments regarding total channel inventory revenue and cost of goods sold could differ from actual amounts, we believe that our calculations are indicative of actual levels of inventory in the distribution channel.  As of March 31, 2005, the Company deferred $5.5 million in revenue and $2.3 million in cost of goods sold related to products sold where return rights had not lapsed. As of March 31, 2006, the Company deferred $5.4 million in revenue and $2.4 million in cost of goods sold related to products sold where return rights had not lapsed. The amounts of deferred cost of goods sold were included in consigned inventory. The following table details the amount of deferred revenue, cost of goods sold, and gross profit at each period end for the 21-month period ended March 31, 2006 (in thousands).

	Deferred Revenue	Deferred Cost of Goods Sold	Deferred Gross Profit

March 31, 2006	$5,355	$2,443	$2,912
December 31, 2005	4,936	2,199	2,737
September 30, 2005	4,848	2,373	2,475
June 30, 2005	5,055	2,297	2,758
March 31, 2005	5,456	2,321	3,135
December 31, 2004	4,742	1,765	2,977
September 30, 2004	5,617	1,920	3,697
June 30, 2004	6,107	2,381	3,726

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

Impairment of Long-Lived Assets

We assess the impairment of long-lived assets, such as property and equipment and definite-lived intangibles subject to amortization, annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated future undiscounted net cash flows of the related asset or group of assets over their remaining lives. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. The impairment of long-lived assets requires judgments and estimates. If circumstances change, such estimates could also change. Assets held for sale are reported at the lower of the carrying amount or fair value, less the estimated costs to sell.

Accounting for Income Taxes

We are subject to income taxes in both the United States and in certain non-U.S. jurisdictions. We estimate our current tax position together with our future tax consequences attributable to temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation, and other reserves for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, prior year carryback, or future reversals of existing taxable temporary differences. To the extent we believe that recovery is not more likely than not, we establish a valuation allowance against these deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. To the extent we establish a valuation allowance in a period, we must include an expense for the allowance within the tax provision in the condensed consolidated statement of operations. The reversal of a previously established valuation allowance results in a benefit for income taxes.

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

Under SFAS No. 123R, we recognize compensation cost net of an anticipated forfeiture rate and recognize the associated compensation cost for those awards expected to vest on a straight-line basis over the requisite service period. We use judgment in determining the fair value of the share-based payments on the date of grant using an option-pricing model with assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the risk-free interest rate of the awards, the expected life of the awards, the expected volatility over the term of the awards, the expected dividends of the awards, and an estimate of the amount of awards that are expected to be forfeited. If assumptions change in the application of SFAS No. 123R in future periods, the stock-based compensation cost ultimately recorded under SFAS No. 123R may differ significantly from what was recorded in the current period.

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

DISCUSSION OF OPERATIONS

Results of Operations for the three months and nine months ended March 31, 2006 and 2005

The following table sets forth certain items from our unaudited condensed consolidated statements of operations (in thousands) for the three and nine months ended March 31, 2006 and 2005, together with the percentage of total revenue which each such item represents:

	Three Months Ended				Nine Months Ended
	(in thousands)				(in thousands)
	March 31,		March 31,		March 31,		March 31,
	2006		2005		2006		2005
		% of Revenue		% of Revenue		% of Revenue		% of Revenue

Revenue	$8,700	100.0%	$7,103	100.0%	$27,902	100.0%	$22,542	100.0%
Cost of goods sold	4,625	53.2%	3,180	44.8%	14,213	50.9%	10,925	48.5%
Gross profit	4,075	46.8%	3,923	55.2%	13,689	49.1%	11,617	51.5%
Operating expenses:
Marketing and selling	1,920	22.1%	2,151	30.3%	5,542	19.9%	6,578	29.2%
General and administrative	1,060	12.2%	1,287	18.1%	4,288	15.4%	4,110	18.2%
Settlement in shareholders' class action	-	0.0%	(855)	-12.0%	(1,205)	-4.3%	(2,609)	-11.6%
Research and product development	2,201	25.3%	1,423	20.0%	5,778	20.7%	3,810	16.9%
Total operating expenses	5,181	59.6%	4,006	56.4%	14,403	51.6%	11,889	52.7%
Operating income (loss)	(1,106)	-12.7%	(83)	-1.2%	(714)	-2.6%	(272)	-1.2%
Other income (expense), net	237	2.7%	95	1.3%	594	2.1%	193	0.9%
Income (loss) from continuing operations before income taxes	(869)	-10.0%	12	0.2%	(120)	-0.4%	(79)	-0.4%
Benefit (provision) for income taxes	763	8.8%	(5)	-0.1%	1,050	3.8%	29	0.1%
Income (loss) from continuing operations	(106)	-1.2%	7	0.1%	930	3.3%	(50)	-0.2%
Income from discontinued operations, net of tax	646	7.4%	388	5.5%	1,678	6.0%	13,807	61.3%
Net income (loss)	$540	6.2%	$395	5.6%	$2,608	9.3%	$13,757	61.0%

Our revenue increased 22.5 percent from the three months ended March 31, 2005 to the three months ended March 31, 2006 and 23.8 percent from the nine months ended March 31, 2005 to the nine months ended March 31, 2006. During the nine months ended March 31, 2006, we introduced several new products, including the Converge 560/590 and Tabletop Controller for XAP in our professional conferencing product line and the expansion of our MAX® tabletop audio conferencing products with the Max IP and MaxAttach IP. During the nine months ended March 31, 2005, we introduced several new products, including the RAV in our premium conferencing product line and the expansion of our MAX® tabletop audio conferencing product line with the MaxAttach. For the three and nine months ended March 31, 2006 our settlement in shareholders’ class action expense (benefit) decreased $855,000 and $1.4 million, respectively, from the same periods in fiscal 2005 due to a quarterly mark-to-market adjustment of the liability associated with our December 2003 settlement agreement, while research and development expense for the three and nine months ended March 31, 2006 increased primarily due to salaries and benefit-related costs, including compensation cost related to SFAS No. 123R, over the same periods in fiscal 2005. Our marketing and selling costs decreased during the nine months ended March 31, 2006 over the same periods in fiscal 2005 primarily due to the cost savings associated with the closing of our Germany sales office. Our income (loss) from continuing operations before income taxes decreased approximately $881,000 for the three months and $41,000 for the nine months ended March 31, 2006 over the same periods in fiscal 2005.

The following is a discussion of our results of operations for our three and nine months ended March 31, 2006 and 2005. All items are discussed on a consolidated basis.

Three Months Ended March 31, 2006 (“Third Quarter of Fiscal 2006”)
Compared to Three Months Ended March 31, 2005 (“Third Quarter of Fiscal 2005”)

Revenue

Our revenues were $8.7 million for the three months ended March 31, 2006 compared to revenues of $7.1 million for the three months ended March 31, 2005. Total revenues increased $1.6 million, or 22.5 percent, in the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The increase in revenue was mostly due to continued growth in premium and tabletop conferencing products sales of approximately $800,000, professional audio conferencing products sales of approximately $725,000, and sales in other product lines of approximately $200,000 partially offset by a decrease in camera product sales of approximately $125,000.

We evaluate, at each quarter-end, the inventory in the channel through information provided by certain of our distributors.  The level of inventory in the channel will fluctuate up or down, each quarter, based upon our distributors’ individual operations.  Accordingly, each quarter-end revenue deferral is calculated and recorded based upon the underlying, estimated channel inventory at quarter-end.  During the three months ended March 31, 2006 and 2005, the net change in deferred revenue based on the net movement of inventory in the channel was a net (deferral) recognition of ($419,000) and ($714,000) in revenue, respectively.

The following table indicates the number of individual unit shipments to our distributors for certain of our product lines for the three months ended March 31, 2006 and 2005. Due to our current revenue recognition policy, the figures do not tie directly to recognized revenues because revenues are recognized when the return rights lapse rather than at the time of shipment.

	Three Months Ended March 31,
	(by individual unit)
	2006	2005
Professional audio conferencing	2,889	2,884
Premium and tabletop conferencing	7,725	3,019

Total revenues from sales outside of the United States accounted for 32.4 percent of total revenue for the three months ended March 31, 2006 and 26.9 percent of total revenue for the three months ended March 31, 2005.

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

The following table shows our COGS and gross profit together with each item’s amount as a percentage of total revenue:

	Three Months Ended March 31,
	(in thousands)
	2006		2005
		% of Revenue		% of Revenue

Cost of goods sold	$4,625	53.2%	$3,180	44.8%

Gross profit	$4,075	46.8%	$3,923	55.2%

COGS increased by $1.4 million, or 45.4 percent, to $4.6 million for the three months ended March 31, 2006 compared with $3.2 million for the three months ended March 31, 2005. The increase in COGS from the three months ended March 31, 2005 to the three months ended March 31, 2006 was primarily attributable to the mix and magnitude of the $1.6 million or 22.5 percent increase in total revenue, an incremental deferral of $312,000 less during the three months ended March 31, 2006 versus the three months ended March 31, 2005 in the deferred COGS where return rights had not lapsed, and a $135,000 increase in our write off of product inventory.

COGS for the three months ended March 31, 2006 and 2005, include $244,000 and $556,000 in net increases related to the deferral of product revenue from the respective deferral at December 31, 2005 and 2004 because return rights had not lapsed.

Our gross profit from continuing operations was $4.1 million, or 46.8 percent of revenue, for the three months ended March 31, 2006 compared to $3.9 million, or 55.2 percent of revenue, for the three months ended March 31, 2005. The decrease in gross profit percentage is mostly due to the increase in revenue mix from sales of premium and tabletop conferencing products which have a lower gross profit margin than our professional conferencing products and the change in deferred gross profit where return rights had not lapsed from a net reduction in gross profit of ($158,000) during the three months ended March 31, 2005 to a net reduction in gross profit of ($175,000) during the three months ended March 31, 2006. The change in gross profit was also negatively impacted by reduced prices on certain end-of-life products. During the past seven quarters, the gross profit percentage has ranged from a high of 55.8 percent in the three months ended June 30, 2005 to a low of 43.7 percent for the three months ended September 30, 2004. We believe quarterly fluctuations will continue to occur based upon actual product mix.

Operating Expenses

Our operating expenses were $5.2 million for the three months ended March 31, 2006, an increase of $1.2 million, or 29.3 percent, from $4.0 million for the three months ended March 31, 2005. The increase in operating expenses from the levels for the three months ended March 31, 2005 to the levels for the three months ended March 31, 2006 is primarily related to the elimination of benefit related to the settlement in the shareholders’ class action, increased research and product development expenses, and the introduction of compensation cost related to SFAS No. 123R, partially offset by decreased spending in marketing and selling expenses and general and administrative expenses. The following is a more detailed discussion of expenses related to marketing and selling, general and administrative, settlement in shareholders’ class action, and research and product development.

Marketing and selling expenses. Marketing and selling expenses include selling, customer service, and marketing expenses such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses. Total marketing and selling expenses decreased $231,000, or 10.7 percent, to $1.9 million for the three months ended March 31, 2006 compared with the three months ended March 31, 2005 expenses of $2.2 million. As a percentage of revenues, marketing and selling expenses were 22.1 percent for the three months ended March 31, 2006 and 30.3 percent for the three months ended March 31, 2005. The decrease in marketing and selling expenses from the three months ended March 31, 2005 to the three months ended March 31, 2006 was primarily attributable to a decrease in employee related expenses of $100,000, a decrease in our international sales offices of $31,000, and a decrease of approximately $125,000 of other marketing and selling expenses that were partially offset by the addition of SFAS No. 123R compensation cost of $25,000.

General and administrative expenses. General and administrative expenses (“G&A”) include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs, including costs associated with the SEC investigation and subsequent litigation, and corporate administrative costs, including finance and human resources. Total G&A expenses decreased $227,000, or 17.6 percent, to $1.1 million for the three months ended March 31, 2006 compared with the three months ended March 31, 2005 expenses of $1.3 million. As a percentage of revenues, G&A expenses were 12.2 percent for the three months ended March 31, 2006 and 18.1 percent for the three months ended March 31, 2005. A summary of our general and administrative expenses are as follows:

	Three Months Ended March 31,
	(in thousands)
	2006	2005

Total G&A before discontinued operations	$1,060	$1,363
OM Video G&A	-	(76)
Total G&A from continuing operations	$1,060	$1,287

Professional fees (SEC investigation and subsequent litigation)	$49	$323
Professional fees (Other)	314	416
Compensation cost related to SFAS No. 123R	179	-
Other general and administrative expense	518	548
Total G&A from continuing operations	$1,060	$1,287

We attribute the decrease in G&A as a percentage of revenues to 12.2 percent for the three months ended March 31, 2006 from 18.1 percent for the three months ended March 31, 2005 mostly due to the decrease in SEC investigation and subsequent litigation related fees of $274,000, as well as a decrease in professional fees, including accounting and audit fees, of $102,000, and a decrease in other G&A expense of $30,000 partially offset by the addition of SFAS No. 123R compensation cost of $179,000.

Settlement in shareholders’ class action expense (benefit). We attribute the decrease in benefit for settlement in shareholders’ class action expense (benefit) as a percentage of revenue to 0.0 percent for the three months ended March 31, 2006 from (12.0) percent for the three months ended March 31, 2005 to the quarterly mark-to-market of the liability associated with the 1.2 million shares of common stock that were issued in November 2004 (fiscal 2005) and September 2005 (fiscal 2006) to class members and their legal counsel as part of the December 2003 (fiscal 2004) settlement agreement. This mark-to-market adjustment of the stock to reflect the current liability amount associated with the 1.2 million shares was based upon the closing price of the Company’s common stock at the end of each quarter through the date the shares were issued on September 29, 2005. Accordingly, we will no longer recognize any expense (benefit) associated with these stock price fluctuations.

Research and product development expenses. Research and product development expenses include research and development, product management, and engineering services, and test and application expenses, including employee-related costs, outside services, expensed materials, depreciation, and an allocation of overhead expenses. Total research and product development expenses increased $778,000, or 54.7 percent, to $2.2 million for the three months ended March 31, 2006 compared with the three months ended March 31, 2005 expenses of $1.4 million. As a percentage of revenues, research and product development expenses were 25.3 percent for the three months ended March 31, 2006 and 20.0 percent for the three months ended March 31, 2005. The increase in product development expenses from the three months ended March 31, 2005 to the three months ended March 31, 2006 was due to ongoing research and product development efforts and the addition of SFAS No. 123R compensation cost of $44,000.

Operating income (loss). For the three months ended March 31, 2006, our operating loss increased $1.0 million, or 1,232.5 percent, to ($1.1 million) on revenue of $8.7 million, from an operating loss of ($83,000) on revenue of $7.1 million for the three months ended March 31, 2005. As discussed above, the most significant factors affecting this increase in operating loss were a decrease in settlement in shareholders’ class action benefit of $855,000 and an increase in research and product development expenses of $778,000, partially offset by a decrease in marketing and selling expenses of $231,000, a decrease in general and administrative expenses of $227,000, and an increase in gross margin profit of $152,000.

Other income (expense), net. Other income (expense), net, includes our interest income, interest expense, capital gains, gain (loss) on the disposal of assets, and currency gain (loss). Other income was $237,000 for the three months ended March 31, 2006, an increase of $142,000, or 149.5 percent, from income of $95,000 for the three months ended March 31, 2005. The increase in other income for the three months ended March 31, 2006 over the same period in fiscal 2005 was primarily due to an increase in interest income associated with our marketable securities.

Income (loss) from continuing operations before income taxes. (Loss) from continuing operations increased $881,000, or 7,341.7 percent to ($869,000) for the three months ended March 31, 2006 compared with the three months ended March 31, 2005 income from continuing operations of $12,000. As a percentage of revenues, income (loss) from continuing operations was (10.0) percent for the three months ended March 31, 2006 and 0.2 percent for the three months ended March 31, 2005. We attribute the change in loss to the results of operations described above.

Benefit (provision) for income taxes. Benefit (provision) for income taxes from continuing operations was $763,000 for the three months ended March 31, 2006 and ($5,000) for the three months ended March 31, 2005. The change from a provision during the three months ended March 31, 2005 to a benefit during the three months ended March 31, 2006 is mostly due to the increase in loss from continuing operations before income taxes discussed above and the income from discontinued operations during the three months ended March 31, 2006 being partially offset by our ability to decrease a portion of the valuation allowance against deferred tax assets. Given the Company’s history of consecutive years of losses from continuing operations, we followed the guidance of SFAS No. 109, “Accounting for Income Taxes,” and recorded a valuation allowance against certain deferred tax assets where it is not considered more likely than not that the deferred tax assets will be realized. As of March 31, 2006, we have fully reserved against our net deferred tax assets.

Income from discontinued operations, net of tax. Income from discontinued operations, net of tax, includes funds from the Indemnity Escrow account from Premiere related to the sale of our conferencing services business which was sold on July 1, 2004, income from discontinued operations related to our Canadian audiovisual business and the gain on the sale of our Canadian audiovisual integration business (“OM Video”) which was sold on March 4, 2005, and payment on our note receivable related to the sale to Burk. The income from discontinued operations was $646,000 for the three months ended March 31, 2006, an increase of $258,000 or 66.5 percent, from $388,000 for the three months ended March 31, 2005.

We received funds from the Indemnity Escrow account from Premiere, net of tax, of $646,000 for the three months ended March 31, 2006.

OM Video services income, net of tax, was $132,000 for the three months ended March 31, 2005 and the gain on the sale of OM Video, net of tax, for the three months ended March 31, 2005 was $112,000. OM Video audiovisual integration services business revenue was $1.4 million for the three months ended March 31, 2005.

We received payment on our Burk note receivable, net of tax, of $144,000 for the three months ended March 31, 2005.

Nine Months Ended March 31, 2006 (“First, Second, and Third Quarters of Fiscal 2006”)
Compared to Nine Months Ended March 31, 2005 (“First, Second, and Third Quarters of Fiscal 2005”)

Revenue

Our revenues were $27.9 million for the nine months ended March 31, 2006 compared to revenues of $22.5 million for the nine months ended March 31, 2005. Total revenues increased $5.4 million, or 23.8 percent, in the nine months ended March 31, 2006 compared to the nine months ended March 31, 2005. The increase in revenue was due to continued growth in premium and tabletop conferencing products sales of approximately $2.7 million, professional audio conferencing products sales of approximately $2.6 million, and increased net sales in other product lines of approximately $100,000.

We evaluate, at each quarter-end, the inventory in the channel through information provided by certain of our distributors.  The level of inventory in the channel will fluctuate up or down, each quarter, based upon our distributors’ individual operations.  Accordingly, each quarter-end revenue deferral is calculated and recorded based upon the underlying, estimated channel inventory at quarter-end.  During the nine months ended March 31, 2006 and 2005, the net change in deferred revenue based on the net movement of inventory in the channel was a net (deferral) recognition of ($300,000) and $651,000 in revenue, respectively.

The following table indicates the number of individual unit shipments to our distributors for certain of our product lines for the nine months ended March 31, 2006 and 2005. Due to our current revenue recognition policy, the figures do not tie directly to recognized revenues because revenues are recognized when the return rights lapse rather than at the time of shipment.

	Nine Months Ended March 31,
	(by individual unit)
	2006	2005
Professional audio conferencing	9,615	7,720
Premium and tabletop conferencing	18,309	6,964

Total revenues from sales outside of the United States accounted for 26.4 percent of total revenue for the nine months ended March 31, 2006 and 27.1 percent of total revenue for the nine months ended March 31, 2005.

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

The following table shows our COGS and gross profit together with each item’s amount as a percentage of total revenue:

	Nine Months Ended March 31,
	(in thousands)
	2006		2005
		% of Revenue		% of Revenue

Cost of goods sold	$14,213	50.9%	$10,925	48.5%

Gross profit	$13,689	49.1%	$11,617	51.5%

COGS increased by approximately $3.3 million, or 30.1 percent, to $14.2 million for the nine months ended March 31, 2006 compared with $10.9 million for the nine months ended March 31, 2005. The increase in COGS from the nine months ended March 31, 2005 to the nine months ended March 31, 2006 was primarily attributable to the mix and magnitude of the $5.4 million or 23.8 percent increase in total revenue partially offset by an incremental deferral of $206,000 more during the nine months ended March 31, 2006 versus the nine months ended March 31, 2005 in the deferred COGS where return rights had not lapsed. We had a $193,000 decrease in our write off of product inventory.

COGS for the nine months ended March 31, 2006 and 2005, include $146,000 and ($60,000) in net increases (decreases) related to the deferral of product revenue from the respective deferral at June 30, 2005 and 2004 because return rights had not lapsed.

Our gross profit from continuing operations was $13.7 million, or 49.1 percent of revenue, for the nine months ended March 31, 2006 compared to $11.6 million, or 51.5 percent of revenue, for the nine months ended March 31, 2005. The increase in gross profit of $2.1 million, or 17.8 percent, is mostly due to the $5.4 million, or 23.8 percent, increase in revenue mix from sales of professional conferencing products and premium and tabletop conferencing products partially offset by the change in deferred gross profit where return rights had not lapsed. Deferred gross profit changed from a net increase in gross profit of $591,000 during the nine months ended March 31, 2005 compared to a net reduction in gross profit of ($154,000) during the nine months ended March 31, 2006. The change in gross profit was also negatively impacted by reduced prices on certain end-of-life products. During the past seven quarters, the gross profit percentage has ranged from a high of 55.8 percent in the three months ended June 30, 2005 to a low of 43.7 percent for the three months ended September 30, 2004. We believe quarterly fluctuations will continue to occur based upon actual product mix.

Operating Expenses

Our operating expenses were $14.4 million for the nine months ended March 31, 2006, an increase of $2.5 million, or 21.1 percent, from $11.9 million for the nine months ended March 31, 2005. The increase in operating expenses from the levels for the nine months ended March 31, 2005 to the levels for the nine months ended March 31, 2006 is primarily related to increased research and product development expenses, the reduced benefit related to the settlement in the shareholders’ class action, and the introduction of compensation cost related the SFAS No. 123R, partially offset by decreased spending in marketing and selling. The following is a more detailed discussion of expenses related to marketing and selling, general and administrative, settlement in shareholders’ class action, and research and product development.

Marketing and selling expenses. Marketing and selling expenses include selling, customer service, and marketing expenses such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses. Total marketing and selling expenses decreased $1.0 million, or 15.7 percent, to $5.5 million for the nine months ended March 31, 2006 compared with the nine months ended March 31, 2005 expenses of $6.6 million. As a percentage of revenues, marketing and selling expenses were 19.9 percent for the nine months ended March 31, 2006 and 29.2 percent for the nine months ended March 31, 2005. The decrease in marketing and selling expenses from the nine months ended March 31, 2005 to the nine months ended March 31, 2006 was primarily attributable to a decrease in our international sales offices of approximately $575,000, a decrease in employee related expenses of approximately $275,000, and a decrease of approximately $275,000 of other marketing and selling expenses that were partially offset by the addition of SFAS No. 123R compensation cost of $75,000.

General and administrative expenses. G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs, including costs associated with the SEC investigation and subsequent litigation, and corporate administrative costs, including finance and human resources. Total G&A expenses increased $178,000, or 4.3 percent, to $4.3 million for the nine months ended March 31, 2006 compared with the nine months ended March 31, 2005 expenses of $4.1 million. As a percentage of revenues, G&A expenses were 15.4 percent for the nine months ended March 31, 2006 and 18.2 percent for the nine months ended March 31, 2005. A summary of our general and administrative expenses are as follows:

	Nine Months Ended March 31,
	(in thousands)
	2006	2005

Total G&A before discontinued operations	$4,288	$4,363
OM Video G&A	-	(253)
Total G&A from continuing operations	$4,288	$4,110

Professional fees (SEC investigation and subsequent litigation)	$473	$801
Professional fees (Other)	1,544	1,384
Compensation cost related to SFAS No. 123R	598	-
Other general and administrative expense	1,673	1,925
Total G&A from continuing operations	$4,288	$4,110

We attribute the decrease in G&A as a percentage of revenues to 15.4 percent for the nine months ended March 31, 2006 from 18.2 percent for the nine months ended March 31, 2005 mostly due to the $5.4 million, or 23.8 percent, increase in revenue. The increase in actual expenses is also due to the addition of SFAS No. 123R compensation cost of $598,000 and the increase in professional fees, including accounting and audit fees, of $160,000 partially offset by a $328,000 decrease in SEC investigation and subsequent litigation related fees and a $252,000 decrease in other G&A expense.

Settlement in shareholders’ class action expense (benefit). We attribute the decrease in benefit for settlement in shareholders’ class action expense as a percentage of revenue to (4.3) percent for the nine months ended March 31, 2006 from (11.6) percent for the nine months ended March 31, 2005 to the quarterly mark-to-market of the liability associated with the 1.2 million shares of common stock that were issued in November 2004 (fiscal 2005) and September 2005 (fiscal 2006) to class members and their legal counsel as part of the December 2003 (fiscal 2004) settlement agreement. This mark-to-market adjustment of the stock to reflect the current liability amount associated with the 1.2 million shares was based upon the closing price of the Company’s common stock at the end of each quarter through the date the shares were issued on September 29, 2005. Accordingly, we will no longer recognize any expense (benefit) associated with these stock price fluctuations.

Research and product development expenses. Research and product development expenses include research and development, product management, and engineering services, and test and application expenses, including employee-related costs, outside services, expensed materials, depreciation, and an allocation of overhead expenses. Total research and product development expenses increased $2.0 million, or 51.7 percent, to $5.8 million for the nine months ended March 31, 2006 compared with the nine months ended March 31, 2005 expenses of $3.8 million. As a percentage of revenues, research and product development expenses were 20.7 percent for the nine months ended March 31, 2006 and 16.9 percent for the nine months ended March 31, 2005. The increase in product development expenses from the levels for the nine months ended March 31, 2005 to the levels for the nine months ended March 31, 2006 was due to ongoing research and product development efforts and the addition of SFAS No. 123R compensation cost of $131,000.

Operating income (loss). For the nine months ended March 31, 2006, our operating loss increased $442,000, or 162.5 percent, to ($714,000) on revenue of $27.9 million, from an operating loss of ($272,000) on revenue of $22.5 million for the nine months ended March 31, 2005. As discussed above, the factors affecting this increase in operating loss were an increase in research and product development expenses of $2.0 million, a decrease in settlement in shareholders’ class action benefit of $1.4 million, and an increase in general and administrative expenses of $178,000 partially offset by an increase in gross margin profit of $2.1 million and a decrease in marketing and selling expenses of $1.0 million.

Other income (expense), net. Other income (expense), net, includes our interest income, interest expense, capital gains, gain (loss) on the disposal of assets, and currency gain (loss). Other income was $594,000 for the nine months ended March 31, 2006, an increase of $401,000, or 207.8 percent, from income of $193,000 for the nine months ended March 31, 2005. The increase in other income for the nine months ended March 31, 2006 over the same period in fiscal 2005 was primarily due to an increase in interest income associated with our marketable securities and a decrease in interest expense related to our Oracle system-related note payable.

Income (loss) from continuing operations before income taxes. (Loss) from continuing operations increased $41,000, or 51.9 percent to ($120,000) for the nine months ended March 31, 2006 compared with the nine months ended March 31, 2005 (loss) from continuing operations of ($79,000). As a percentage of revenues, income (loss) from continuing operations was (0.4) percent for the nine months ended March 31, 2006 and for the nine months ended March 31, 2005. We attribute the change in income to the results of operations described above.

Benefit for income taxes. Benefit for income taxes from continuing operations was $1.1 million for the nine months ended March 31, 2006 and $29,000 for the nine months ended March 31, 2005. The increase in the benefit is mostly due to the income from discontinued operations during the nine months ended March 31, 2006 being partially offset by our ability to decrease a portion of the valuation allowance against deferred tax assets. Given the Company’s history of consecutive years of losses from continuing operations, we followed the guidance of SFAS No. 109, “Accounting for Income Taxes,” and recorded a valuation allowance against certain deferred tax assets where it is not considered more likely than not that the deferred tax assets will be realized. As of March 31, 2006, we have fully reserved against our net deferred tax assets.

Income from discontinued operations, net of tax. Income from discontinued operations, net of tax, includes the gain on the sale of our conferencing services business and the funds from the Indemnity Escrow account from Premiere related to the sale of our conferencing services business which was sold on July 1, 2004; income from discontinued operations related to our Canadian audiovisual integration business (“OM Video”); the gain on the March 4, 2005 sale of OM Video; payments on our note receivable related to the sale of OM Video; and payments on our note receivable related to the sale to Burk. The total income from discontinued operations was $1.7 million for the nine months ended March 31, 2006, a decrease of $12.1 million or 87.8 percent, from $13.8 million for the nine months ended March 31, 2005.

We received funds from the Indemnity Escrow account from Premiere, net of tax, of $646,000 for the nine months ended March 31, 2006. We realized a gain, net of tax, on the sale of $13.4 million for the nine months ended March 31, 2005.

We received payments on our OM Video note receivable, net of tax, of $188,000 for the nine months ended March 31, 2006 while OM Video services income, net of tax, was $173,000 for the nine months ended March 31, 2005 and a gain on the sale of OM Video, net of tax, was $112,000 for the same period in fiscal 2005. OM Video audiovisual integration services business revenue was $3.8 million for the nine months ended March 31, 2005.

On August 22, 2005 we entered into a Mutual Release and Waiver with Burk pursuant to which Burk paid us $1.3 million in full satisfaction of the promissory note, which included a discount of $119,000. As part of the Mutual Release and Waiver Agreement, we waived any right to future commission payments from Burk and we granted mutual releases to one another with respect to claims and liabilities. We realized a gain, net of tax, of $844,000 for the nine months ended March 31, 2006. We received payment on our Burk note receivable, net of tax, of $144,000 for the nine months ended March 31, 2005.

THIRD-PARTY MANUFACTURING AGREEMENT

On August 1, 2005, we entered into a Manufacturing Agreement with a third-party manufacturer (“TPM”), pursuant to which we agreed to outsource our Salt Lake City manufacturing operations. The parties also entered into a one-year sublease for approximately 12,000 square feet of manufacturing space located in our headquarters in Salt Lake City, Utah. TPM paid $11,000 per month under the sublease through May 31, 2006, when the sublease was terminated. Costs associated with outsourcing our manufacturing totaled approximately $290,000 including severance payments, facilities we no longer use, and impairment of property and equipment. We recorded the change related to these costs in the fiscal 2005 consolidated financial statements.

SUBSEQUENT EVENTS

Sale of OM Video. Through December 31, 2005, all payments due under the note receivable through such date had been received and $854,000 of the promissory note remained outstanding; however, OM Purchaser has failed to make any subsequent, required payments under the note receivable and is in default thereunder. We are currently considering our collection options.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, our cash and cash equivalents were approximately $1.6 million and our marketable securities were approximately $18.9 million, which represented an overall increase of $2.8 million in our balances from June 30, 2005 which were cash and cash equivalents of approximately $1.9 million and our marketable securities of approximately $15.8 million.

Net cash flows provided by operating activities were $1.3 million for the nine months ended March 31, 2006, an increase of $1.9 million, from the net cash flows (used in) operating activities of ($588,000) for the nine months ended March 31, 2005. The year-over-year increase was attributable to a decrease of $1.6 million in cash used changes in working capital and an increase in income from continuing operations of $980,000 partially offset by a decrease of $551,000 in cash provided by in non-cash expenses and a $168,000 decrease in cash provided by discontinued operations.

Net cash flows (used in) provided by investing activities were ($1.5 million) for the nine months ended March 31, 2006, a decrease of $2.4 million, from the net cash flows provided by investing activities of $886,000 for the nine months ended March 31, 2005. The change was primarily attributable to a decrease in net cash provided by discontinued operations of $12.4 million partially offset by a decrease in the net (purchase) of marketable securities of approximately $9.2 million, a decrease in the purchase of property and equipment of $696,000, and an increase in the proceeds from the sale of property and equipment of $74,000. On August 22, 2005 we entered into a Mutual Release and Waiver with Burk pursuant to which Burk paid us $844,000, net of tax, in full satisfaction of the promissory note, which is included in net cash provided by discontinued investing activities. In January 2006, we received the $646,000, net of tax, in the Indemnity Escrow account from Premiere.

We did not have any net cash flows used in financing activities for the nine months ended March 31, 2006, a decrease of $940,000, from the net cash flows (used in) financing activities of ($940,000) for the nine months ended March 31, 2005. This increase was attributable to a $940,000 decrease in cash used in payments on note payable and capital lease obligations.

We have no off-balance-sheet financing arrangements with related parties and no unconsolidated subsidiaries. Contractual obligations related to our operating leases at March 31, 2006 are summarized below (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Remainder of Fiscal 2006	Fiscal 2007 and 2008	Fiscal 2009 and 2010	Thereafter

Operating Leases	$366	$124	$240	$2	$-

Total Contractual Cash Obligations	$366	$124	$240	$2	$-

At March 31, 2006, we had open purchase orders related to our contract manufacturers and other contractual obligations of approximately $5.2 million primarily related to inventory purchases.

We have non-cancellable, non-returnable, and long-lead time commitments with our outsourced manufacturers and certain suppliers for inventory components that will be used in production. Our exposure associated with these commitments is approximately $1.6 million, with the fiscal 2006 exposure being approximately $1.0 million and the fiscal 2007 and 2008 exposure being approximately $600,000. We also have certain commitments with our outsourced manufacturers for raw material inventory that is used in production on an on-going basis. Our exposure associated with this inventory is approximately $1.5 million.

Through December 31, 2005, all payments due under the note receivable from the sale of OM Video through such date had been received and $854,000 of the promissory note remained outstanding; however, OM Purchaser has failed to make any subsequent, required payments under the note receivable and is in default thereunder. We are currently considering our collection options.

As of March 31, 2006, we had a net income tax receivable of $3.7 million. The receivable was generated from net operating loss carrybacks related to tax returns for the fiscal year ended June 30, 2004 of $3.1 million and an overpayment of income taxes of approximately $500,000 for the fiscal year ended June 30, 2005. Additionally, we recorded in continuing and discontinued operations a combined tax benefit of $52,000 during the nine months ended March 31, 2006.

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

During fiscal 2006, we increased our research and development spending for new product development, including the hiring of new engineering and support staff, as well as increased spending on software, hardware, prototype development, and testing. We have also invested in the introduction of new products, including the Converge 560/590, the MaxAttach IP and Max IP, the Tabletop Controller for XAP Platform, as well as the Chat 50, Converge Pro, and Chat 150.

We have not exercised our five-year renewal option on our existing Company headquarters. We have entered into a letter of intent on a new corporate headquarters facility that we believe will better meet our current and future requirements. The proposed lease term is seven years, with a five-year exit clause, and a minimum of 36,000 square feet. The lease is anticipated to commence on November 1, 2006.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Asset Retirement Obligations in the European Union

In June 2005, the FASB issued a FSP interpreting SFAS No. 143, “Accounting for Asset Retirement Obligations,” specifically FSP 143-1, “Accounting for Electronic Equipment Waste Obligations.” FSP 143-1 addresses the accounting for obligations associated with Directive 2002/96/EC, “Waste Electrical and Electronic Equipment,” which was adopted by the European Union (“EU”). The FSP provides guidance on how to account for the effects of the Directive but only with respect to historical waste associated with products placed on the market on or before August 13, 2005.  FSP 143-1 was effective beginning with our fiscal 2006 financial statements. We do not believe that the adoption of FSP 143-1 had a material effect on our business, results of operations, financial position, or liquidity.

Inventory Costs

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an Amendment of ARB No. 43,” which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 was effective for our fiscal 2006 financial statements. There was not a significant impact on our business, results of operations, financial position, or liquidity from the adoption of this standard.

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

Other-Than-Temporary Impairment

In March 2004, the FASB issued EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” which provides new guidance for assessing impairment losses on debt and equity investments. The new impairment model applies to investments accounted for under the cost or equity method and investments accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” EITF No. 03-01 also includes new disclosure requirements for cost method investments and for all investments that are in an unrealized loss position. In September 2004, the FASB delayed the accounting provisions of EITF No. 03-01; however, the disclosure requirements remain effective. We do not expect that the adoption of this EITF, when the delay is suspended, will have a material impact on our business, results of operations, financial position, or liquidity.

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

As required by Rule 13a-15 under the Exchange Act, we have completed an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Interim Chief Financial Officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of March 31, 2006. Based upon this evaluation and as a result of the material weakness discussed below, our management, including the Chief Executive Officer and the Interim Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective as of March 31, 2006. Management nevertheless has concluded that the condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our results of operations and financial position for the periods presented in conformity with generally accepted accounting principles.

A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely basis by management or employees in the normal course of performing their assigned functions. As of March 31, 2006, we identified the following material weakness in our internal controls:

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

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Legal Proceedings. In addition to the legal proceedings described below, we are also involved from time to time in various claims and other legal proceedings which arise in the normal course of business. Such matters are subject to many uncertainties and outcomes that are not predictable. However, based on the information available to us as of June 15, 2006 and after discussions with legal counsel, we do not believe any such other proceedings will have a material, adverse effect on our business, results of operations, financial position, or liquidity, except as described below.

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

On a quarterly basis, we revalued the un-issued shares to the closing price of the stock on the later of the date the shares were mailed or the last day of the quarter. During the nine months ended March 31, 2006 and 2005, we received a benefit of $1.2 million and $2.6 million, respectively, related to the revaluation of the 1.2 million shares of the Company’s common stock that were issued in November 2004 and September 2005. During the three months ended March 31, 2005, the Company received a benefit of $855,000.

The Shareholder Derivative Actions. Between March and August 2003, four shareholder derivative actions were filed by certain shareholders of the Company against various present and past officers and directors of the Company and against Ernst & Young. The complaints asserted allegations similar to those asserted in an SEC complaint described in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005 and the shareholders’ class action described above and also alleged that the defendant directors and officers violated their fiduciary duties to the Company by causing or allowing the Company to recognize revenue in violation of GAAP and to issue materially misstated financial statements and that Ernst & Young breached its professional responsibilities to the Company and acted in violation of GAAP by failing to identify or prevent the alleged revenue recognition violations and by issuing unqualified audit opinions with respect to the Company’s fiscal 2002 and 2001 financial statements. One of these actions was dismissed without prejudice on June 13, 2003. As to the other three actions, our Board of Directors appointed a special litigation committee of independent directors to evaluate the claims made by these shareholders. That committee determined that the maintenance of the derivative proceedings against the individual defendants was not in the best interest of the Company. Accordingly, on December 12, 2003, we moved to dismiss those claims. In March 2004, our motions to dismiss those claims were granted and the derivative claims were dismissed with prejudice as to all defendants except Ernst & Young. The Company was substituted as the plaintiff in the action and is now pursuing in its own name the claims against Ernst & Young.

The Insurance Coverage Action. On February 9, 2004, the Company and Edward Dallin Bagley, the Chairman of the Board of Directors and a significant shareholder of ClearOne, jointly filed an action against National Union Fire Insurance Company of Pittsburgh, Pennsylvania (“National Union”) and Lumbermens Mutual Insurance Company of Berkeley Heights, New Jersey (“Lumbermens Mutual”), the carriers of certain prior period directors and officers’ liability insurance policies, to recover the costs of defending and resolving claims against certain of our present and former directors and officers in connection with an SEC complaint described in our Annual Report on Form 10-K for the year ended June 30, 2005, and the shareholders’ class action and the shareholder derivative actions described above, and seeking other damages resulting from the refusal of such carriers to timely pay the amounts owing under such liability insurance policies. This action has been consolidated into a declaratory relief action filed by one of the insurance carriers on February 6, 2004 against ClearOne and certain of its current and former directors. In this relief action, the insurers assert that they are entitled to rescind insurance coverage under the Company’s directors and officers liability insurance policies, $3.0 million of which was provided by National Union and $2.0 million of which was provided by Lumbermens Mutual, based on alleged misstatements in the Company’s insurance applications. In February 2005, we entered into a confidential settlement agreement with Lumbermens Mutual pursuant to which ClearOne and Mr. Bagley received a lump-sum cash amount and the plaintiffs agreed to dismiss their claims against Lumbermens Mutual with prejudice. The cash settlement is held in a segregated account that has not been recorded in the financial statements and will not be until the claims involving National Union have been resolved, at which time the amounts received in the action will be allocated between the Company and Mr. Bagley. The amount distributed to the Company and Mr. Bagley will be determined based on future negotiations between the Company and Mr. Bagley. The Company cannot currently estimate the amount of the settlement which it will ultimately receive. Upon determining the amount of the settlement which we will ultimately receive, we will record this as a contingent gain. On October 21, 2005, the court granted summary judgment in favor of National Union on its rescission defense and accordingly entered a judgment dismissing all of the claims asserted by ClearOne and Mr. Bagley. In connection with the summary judgment, the Company has been ordered to pay approximately $59,000 in expenses. However, due to the Lumbermans Mutual cash proceeds discussed above and the appeal of the summary judgment discussed below, this potential liability has not been recorded in the balance sheet as of March 31, 2006. On February 2, 2006, the Company and Mr. Bagley filed an appeal of the summary judgment granted on October 21, 2005 and intend to vigorously pursue the appeal and any follow-up proceedings regarding their claims against National Union, although no assurances can be given that they will be successful. The Company and Mr. Bagley have entered into a Joint Prosecution and Defense Agreement in connection with the action and we are paying all litigation expenses except litigation expenses which are solely related to Mr. Bagley’s claims in the litigation.

Wells Submission. We have been advised by the staff of the Salt Lake District Office of the SEC that the staff intended to recommend to the Commission that administrative proceedings be instituted to revoke the registration of the Company’s common stock based on the Company’s failure to timely file annual and quarterly reports with the Commission. We provided the staff with a so-called “Wells Submission” setting forth our position with respect to the staff’s intended recommendation. To date, the Commission has not instituted an administrative proceeding against us; however, there can be no assurance that the Commission will not institute an administrative proceeding in the future or that we would prevail if an administrative proceeding were instituted.

Item 1A. RISK FACTORS

Investors should carefully consider the risks described below. The risks described below are not the only ones we face, and there are risks that we are not presently aware of or that we currently believe are immaterial that may also impair our business operations. Any of these risks could harm our business. The trading price of our common stock could decline significantly due to any of these risks and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q, including our March 31, 2006 unaudited condensed consolidated financial statements and related notes.

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

Proposed sale of our camera business.

In March 2006, we entered into a letter of intent with a potential purchaser of our document and educational camera manufacturing and sales business. We are currently in the due diligence phase and there is no guarantee that an actual sale will be completed. We are actively managing our customer relationships and our camera inventory to meet the needs of our camera customers. If our estimates of future sales and required inventory are not accurate and we experience an unforeseen drop in sales or excess inventory, our revenues and gross profit may be adversely affected. If the proposed sale occurs, future revenues will be negatively affected.

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

International sales represent a significant portion of our total product sales. For example, international sales represented 32.4 percent of our total product sales for the three months ended March 31, 2006 and 26.9 percent for the three months ended March 31, 2005. International sales represented 26.4 percent of our total product sales for the nine months ended March 31, 2006 and 27.1 percent for the nine months ended March 31, 2005. We anticipate that the portion of our total product revenue from international sales will continue to increase as we further enhance our focus on developing new products, establishing new distribution partners, strengthening our presence in key growth areas, and improving product localization with country-specific product documentation and marketing materials. Our international business is subject to the financial and operating risks of conducting business internationally, including:

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

Our directors and officers own 18.7 percent of the Company and may exert significant influence over us.

Our officers and directors together have beneficial ownership of approximately 18.7 percent of our common stock (including options that are currently exercisable or exercisable within 60 days of June 15, 2006). With this significant holding in the aggregate, the officers and directors, acting together, could exert a significant degree of influence over us and may be able to delay or prevent a change in control.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

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

CLEARONE COMMUNICATIONS, INC.

June 28, 2006	By:	/s/ Zeynep Hakimoglu
Zeynep Hakimoglu
President and Chief Executive Officer
(Principal Executive Officer)

June 28, 2006	By:	/s/ Craig E. Peeples
Craig E. Peeples
Interim Chief Financial Officer and Corporate Controller
(Principal Financial and Accounting Officer)