Form 10-K
period 2006-06-30
CLEARONE COMMUNICATIONS INC
filed 2006-09-14
CIK 840715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-17219

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
Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the 10,454,019 shares of voting common stock held by non-affiliates was approximately $24,985,000 at December 31, 2005, based on the $2.39 closing price for the Company’s common stock on the Pink Sheets on such date.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares of ClearOne common stock outstanding as of August 31, 2006 was 12,184,727.

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

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held November 20, 2006 are incorporated by reference into Part III.

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

ITEM 1. BUSINESS

Overview

We are an audio conferencing products company. We develop, manufacture, market, and service a comprehensive line of audio conferencing products, which range from personal conferencing products to tabletop conferencing phones to professionally installed audio systems. We also manufacture and sell conferencing furniture. Until August 2006, we also sold document and education cameras. We have a strong history of product innovation and plan to continue to apply our expertise in audio engineering to developing innovative new products. We believe the performance and reliability of our high-quality audio products create a natural communications environment, which saves organizations of all sizes time and money by enabling more effective and efficient communication.

Our products are used by organizations of all sizes to accomplish effective group communication. Our end-users range from some of the world’s largest and most prestigious companies and institutions to small and medium-sized businesses, educational institutions, and government organizations. We sell our products to these end-users primarily through a network of independent distributors who in turn sell our products to dealers, systems integrators, and value-added resellers. The Company also sells products on a limited basis directly to dealers, systems integrators, value-added resellers, and end-users.

Our Internet website address is www.clearone.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available, free of charge, on our Internet website under “ClearOne Info—Investor Relations—SEC,” as soon as reasonably practicable after we file electronically such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”).

For a discussion of certain risks applicable to our business, results of operations, financial position, and liquidity see the risk factors described in “Risk Factors” below.

Business Strategy

Our goal is to maintain our market leadership in the professional or installed segment of the audio conferencing systems market, while building market leadership in the tabletop conferencing space. In addition, we have created a new conferencing category with the RAV™ platform that we call premium conferencing, and have also taken a leadership role in defining the new personal conferencing space with the introduction of the Chat™ 50. We will continue to develop additional new products as we build on what we believe to be the most complete audio conferencing product line on the market. The principal components of our strategy to achieve this goal are:

Provide a superior conferencing experience

We have been developing audio technologies since 1981 and believe we have established a reputation for providing some of the highest quality group audio conferencing solutions in the industry. Our proprietary audio signal processing technologies, including Distributed Echo Cancellation®, have been the core of our professional conferencing products and are the foundation for our new product development in other conferencing categories. We plan to build upon our reputation of being a market leader and continue to provide the highest quality products and technologies to the customers and markets we serve.

Offer greater value to our customers

To provide our customers with audio conferencing products that can offer high value, we are focused on listening to our customers and delivering products to meet their needs. By offering high quality products that are designed to solve conferencing ease-of-use issues and are easy to install, configure, and maintain, we believe we can provide greater value to our customers and enhance business communications and decision-making. Specific feedback from our customer and channel partners led to the development of the Converge 560 and 590 professional conferencing systems, which began shipping in November 2005; similar feedback was also directly responsible for the creation of the Tabletop Controller for the XAP® platform, which began shipping in March 2006.

Leverage and extend ClearOne technology leadership and innovation

We have sharpened our focus on developing cutting edge audio conferencing products and are committed to incorporating the latest technologies into our new and existing product lines. Key to this effort is adopting emerging technologies such as Voice over Internet Protocol (“VoIP”), wireless connectivity, the convergence of voice and data networks, exploring new usage models for our premium and personal audio conferencing technologies, and developing products based on internationally-accepted standards and protocols. As an example, in February 2006 we began shipping our first VoIP tabletop conference phones called MAXAttach IP™ and MAX IP™, which are based on the SIP signaling protocol. In addition, the introduction of our Chat 50 personal speaker phone established ClearOne as a technology leader and innovator in the personal conferencing space, with its unmatched audio quality and multiple usage models.

Expand and strengthen sales channels

We have made significant efforts to expand and strengthen domestic and international sales channels through the addition of key distributors and dealers that expand beyond our traditional audio-video (“AV”) channels that carry our professional conferencing line. We have directed significant sales efforts toward channel partners who are focused on the tabletop conferencing space. As a result, we have enjoyed a considerable increase in our MAX® conference phone sales. We have also strengthened our presence within the telephony reseller channel, which is best suited to sell our RAV premium conferencing systems and our new MAX IP VoIP conference phones. Also, with the introduction of the Chat 50, we signed up a number of the leading direct marketing resellers (“DMRs”), who are well situated to fulfill broad demand for a high-volume product and also push the Chat 50 into the enterprise space. We have also recently added resources to focus on the audio conferencing opportunities in the federal government market.

Broaden our product offerings

We believe that we offer the industry’s most complete audio conferencing product line:

•	Professionally installed audio conferencing systems that are used in executive boardrooms, courtrooms, hospitals, and auditoriums
•	Premium conferencing systems that integrate with video and web conferencing systems
•	Tabletop conferencing phones used in conference rooms and offices
•	Personal conferencing devices that enable hands-free audio communications in new ways that have never before been possible

We plan to continue to broaden and expand our product offerings to meet the evolving needs of our customers, address changes in the markets we currently serve, and effectively target new markets for our products.

Develop strategic partnerships

To stay on the leading edge of product and market developments, we plan to continue to identify partners with expertise in areas strategic to our growth objectives. We will work to develop partnerships with leaders in markets complimentary to conferencing who can benefit from our audio products and technologies and through whom we can access new market growth opportunities.

Strengthen existing customer relationships through dedicated support

We have developed outstanding technical and sales support teams that are dedicated to providing customers with the best available service and support. We believe our technical support is recognized as among the best in the industry and we will continue to invest in the necessary resources to ensure that our customers have access to the information and support they need to be successful in using our products. We also dedicate significant resources to providing product training to our channel partners worldwide.

Markets and Products

Our business is primarily focused on audio conferencing. We also previously operated in the conferencing services segment until July 1, 2004 (fiscal 2005), when we sold our conferencing services business to Clarinet, Inc., an affiliate of American Teleconferencing Services, Ltd. doing business as Premiere Conferencing (“Premiere”) and in the business services segment until March 4, 2005 (fiscal 2005), when we sold the remaining operations in that area to 6351352 Canada Inc., a Canada corporation (the “6351352 Canada Inc.”). For additional financial information about our segments, see Note 18 to Consolidated Financial Statements, which are included in this report.

Products Overview

The performance and reliability of our high-quality audio conferencing products enable effective and efficient communication between geographically separated businesses, employees, and customers. We offer a full range of audio conferencing products, from high-end, professionally installed audio conferencing systems used in executive boardrooms, courtrooms, hospitals, classrooms, and auditoriums, to premium conferencing systems that interface with video and web conferencing systems, to tabletop conference phones used in conference rooms and offices, and to personal conferencing devices. Our audio conferencing products feature our proprietary Distributed Echo Cancellation® and noise cancellation technologies to enhance communication during a conference call by eliminating echo and background noise. Most of our products also feature proprietary audio processing technologies such as adaptive modeling and first-microphone priority, which combine to deliver clear, crisp, full-duplex audio. This enables natural communication between distant conferencing participants similar to that of being in the same room.

We believe the principal drivers of demand for audio conferencing products are

•	Increasing availability of easy-to-use audio conferencing equipment
•	Improving voice quality of audio conferencing systems compared to telephone handset speakerphones
•	Trending expansion of global, regional, and local corporate enterprises

Other factors that we expect to have a significant impact on the demand for audio conferencing systems include:

•	Availability of a wider range of affordable audio conferencing products for small businesses and home offices
•	Growth of distance learning and corporate training programs
•	Trend toward deploying greater numbers of teleworkers
•	Decreases in the amount of travel within most enterprises for routine meetings
•	Transition to the Internet Protocol (“IP”) network from the traditional public switched telephone network (“PSTN”) and the deployment of Voice over Internet Protocol (“VoIP”) applications

We expect these growth factors to be offset by direct competition from high-end telephone handset speakerphones, new and existing competitors in the audio conferencing space, the technological volatility of IP-based products, and continued pressures on enterprises to reduce spending.

Professional Audio Conferencing Products

We have been developing high-end, professionally installed audio conferencing products since 1991 and believe we have established strong brand recognition for these products worldwide. Our professional audio conferencing products include the XAP® product line and Converge 560 and Converge 590 products. The PSR1212 product features similar technologies and is used for sound reinforcement applications.

The XAP line includes our most powerful, feature-rich products, with the latest advances in technology and functionality. It has more processing power than our legacy Audio Perfect® products and contains noise cancellation technology in addition to our Distributed Echo Cancellation technology found in the Audio Perfect product line. The PSR1212 is a digital matrix mixer that provides advanced audio processing, microphone mixing, and routing for local sound reinforcement.

The XAP and PSR1212 products are comprehensive audio processing systems designed to excel in the most demanding acoustical environments and routing configurations. These products are also used for integrating high-quality audio with video and web conferencing systems.

On March 30, 2005, we formalized our decision to discontinue our Audio Perfect product line. The last orders for our Audio Perfect products were received on June 30, 2005 and the last build of Audio Perfect products was during the first quarter of fiscal 2006. We will continue to inventory parts for warranty and warranty repair service and will continue to service these products for a five-year period based on a two-year warranty and three-year repair period based on parts availability.

In November 2005, we introduced the Converge 560 and Converge 590 professional conferencing systems. Our customers had asked for a professional audio solution that was less expensive and would fit the budgetary requirements for a mid-range conference room. The products are positioned between XAP and RAV, both in terms of functionality and price, and are an excellent fit for rooms requiring customized microphone and speaker configurations (up to 9 microphones can be connected) along with connectivity to video and web conferencing systems. The Converge products also offer speech lift to amplify a presenter’s voice in the local room.

In February 2006, ClearOne announced the new Tabletop Controller for the XAP platform. This affordable solution gives XAP users the ability to easily start and navigate an audio conference without the need for touch panel control systems, which can be expensive, complex, or intimidating to users. The dial pad on the device resembles a telephone keypad for instant familiarity and users can dial a conference call as easily as dialing a telephone, with little or no training required. The Tabletop Controller can cost thousands less than touch-screen panel control systems and its simplified setup for the user-definable keys can save customers programming time and expense as well. Along with its sleek, functional design, this latest offering from ClearOne delivers what we believe to be the most cost-effective, attractive and easy-to-use control solution for XAP systems on the market.

At June 2006’s InfoComm trade show, we showcased for the first time our upcoming Converge Pro™ professional conferencing line, the eventual successor to our industry-leading XAP platform. The products were well received by our channel partners and customers and sent the message that we continue to innovate and improve upon a very strong product line. We believe the Converge Pro products will offer the next generation of audio processing technologies and will deliver enhanced management capabilities, simplified configuration, and new flexibility in matching specific conferencing application needs. These products are expected to ship by the end of calendar 2006.

In March 2006, Frost and Sullivan, an analyst group that focuses on the conferencing industry, awarded ClearOne their 2006 Product Line Strategy Award. They recognized us for our attention to customer needs, particularly in the professional conferencing space, as we introduced the Converge™ 560 and 590 products, which were strategically positioned between our XAP and RAV products in price and functionality.

Premium Conferencing Systems

In June 2004, we announced our RAV audio conferencing system and we started shipping the product in November 2004. RAV is a complete, out-of-the-box system that includes an audio mixer, Bose® loudspeakers, microphones, and a wireless control device. In February 2005, we introduced a wired control device as a part of our RAV audio conferencing system offering. The RAV product uniquely combines the sound quality of a professionally installed audio system with the simplicity of a conference phone and can be easily connected to rich-media devices, such as video or web conferencing systems, to deliver enhanced audio performance. RAV is strategically positioned between our professional and tabletop conferencing systems in price and functionality, and fills an important audio conferencing application need for rooms requiring integration of high-end audio quality with web or video conferencing.

RAV offers many powerful audio processing technologies from our professional audio conferencing products without the need for professional installation and programming. It features Distributed Echo Cancellation, noise cancellation, microphone gating, and a drag-and-drop graphical user interface for easy system setup, control, and management.

Tabletop Conferencing Phones

In December 2003, we began shipping our MAX line of tabletop conferencing phones. These phones incorporate the high-end echo cancellation, noise cancellation, and audio processing technologies found in our professional audio conferencing products.

The MAX product line is comprised of the MAXAttach™ Wireless, MAX® Wireless, MAXAttach™, MAX® EX, MAXAttach IP™, and MAX IP™ tabletop conferencing phones. MAX Wireless was the industry’s first wireless conferencing phone on the market. Designed for use in executive offices or small conference rooms with multiple participants, MAX Wireless can be moved from room to room within 150 feet of its base station. MAXAttach Wireless began shipping in May 2005 and is the industry’s first dual-phone, completely wireless solution. This system gives customers tremendous flexibility in covering larger conference room areas.

The MAXAttach and MAX EX wired phones feature a unique capability - instead of just adding extension microphones for use in larger rooms, the phones can be daisy chained together, up to a total of four phones. This provides even distribution of microphones, loudspeakers, and controls for better sound quality and improved user access in medium to large conference rooms. In addition, all MAXAttach wired versions can be separated and used as single phones in smaller conference rooms.

Our latest additions to the MAX family are the MAXAttach IP and MAX IP, ClearOne’s first VoIP conference phones, which are based on the industry-standard SIP signaling protocol. These phones feature the same ability to daisy-chain up to four phones together, providing outstanding room coverage that other VoIP conference phones on the market cannot match.

Personal Conferencing Products

In April 2006, ClearOne began shipping the Chat 50 personal speaker phone. This revolutionary crossover technology delivers ClearOne’s trademark crystal-clear full-duplex audio performance, and can be used in a variety of applications with a wide number of devices:

PCs & Macs	VoIP telephony applications such as Skype & Vonage; enterprise softphones, audio for web-based videoconferencing applications; gaming; audio playback
Cell phones	Connects to the 2.5mm headset jack for hands-free, full-duplex audio conferencing
Telephones	Connects to the headset jack (certain phone models) for hands-free, full-duplex audio conferencing
iPods & MP3 players	For full-bandwidth audio playback
Desktop video conferencing systems	For hands-free, full-duplex audio conferencing
Through public relations efforts by ClearOne, the Chat 50 has garnered significant media coverage and won PC Magazine’s Editors’ Choice Award.

The Chat™ 150 is the next product to join ClearOne’s personal conferencing category. Introduced first at the June 2006 InfoComm trade show, the product offers many of the same connectivity options as the Chat 50, but comes in a larger form factor and features three microphones compared to the single microphone on the Chat 50. The Chat 150 connects to enterprise telephone handsets, PCs, and video conferencing systems. ClearOne believes the primary opportunity for the Chat 150 is in connecting to the enterprise handset. Customers will now have the ability to add a high-quality, full-duplex speaker phone to their handsets, and still retain the full functionality that comes with today’s handsets, including access to company directory, voicemail access, audio bridge functions, etc. The Chat 150 is expected to begin shipping by the end of calendar 2006.

Other Products

We complement our audio conferencing products with microphones, conferencing-specific furniture, and until August 2006 document and education cameras. Our AccuMic® microphones are designed to improve the audio quality for audio, video, and web conferencing applications. They feature echo cancellation and audio processing technologies and can be used with personal computers, video conferencing systems, or installed audio conferencing systems. Our cameras can be used in professional conferencing or educational settings. They make possible the presentation of materials and images such as full-color documents, 3-D objects and images from a variety of sources, including computers, microscopes, and multimedia devices. Our wide selection of wood, metal, and laminate conferencing furniture features audiovisual carts; plasma screen carts and pedestals; and video conferencing carts, tables, cabinets, and podiums.

In August 2006, we completed the sale of our document and educational camera manufacturing and sales operations to a privately-held manufacturer of camera solutions.

Marketing and Sales

We use a two-tier channel distribution model, in which we primarily sell our products directly to a worldwide network of independent audiovisual, information technology, and telecommunications distributors, who then sell our products to independent systems integrators, dealers, and value-added resellers, who in turn work directly with the end-users of our products on product fulfillment and installation. We also sell our products on a limited basis directly to certain dealers, systems integrators, value-added resellers, and end-users.

In fiscal 2006, approximately $26.9 million, or 71.5 percent, of our total product sales were generated in the United States and product sales of approximately $10.7 million, or 28.5 percent, were generated outside the United States. Revenue from product customers outside of the United States accounted for approximately 28.5 percent of our total product sales from continuing operations for fiscal 2006, 25.9 percent for fiscal 2005, and 22.7 percent for fiscal 2004. We sell our products in more than 70 countries worldwide. We anticipate that the portion of our total product revenue from international sales will continue to increase as we further enhance our focus on developing new products, establishing new channel partners, strengthening our presence in key growth areas, complying with regional environmental regulatory standards, and improving product localization with country-specific product documentation and marketing materials.

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

Independent Integrators, Dealers, and Resellers

Our distributors sell our products worldwide to approximately 1,000 independent systems integrators, telephony value-added resellers, IT value-added resellers, and PC dealers on a non-exclusive basis. While dealers, resellers, and systems integrators all sell our products directly to the end-users, systems integrators typically add significant value to each sale by combining our products with products from other manufacturers as part of an integrated system solution. Dealers and value-added resellers usually buy our products from distributors and may bundle our products with products from other manufacturers for resale to the end-user. We maintain close working ties in the field with our reseller partners and offer them education and training on all of our products.

General Marketing & Public Relations Activities

Much of our marketing effort is done in conjunction with our channel partners, who provide leverage for ClearOne in reaching customers and prospective customers worldwide. We also have a highly-focused public relations effort to get editorial coverage on ClearOne’s products in industry and non-industry publications alike. This effort has resulted in significant coverage as we launched the Chat 50, including product reviews in PC Magazine (the Chat 50 also won PC Magazine’s Editors’ Choice Award), Popular Science, BusinessWeek, VAR Business,USA Today, multiple regional newspapers, multiple online articles, and highlights on radio shows such as Bloomberg Radio’s Bootcamp and Into Tomorrow with Dave Graveline.

Trade Shows and Industry Forums

We regularly attend industry forums and exhibit our products at trade shows, including:

•
InfoComm - the AV industry’s largest trade show. In June 2005, we launched our new brand with the simultaneous release of our new website, product collateral, and InfoComm booth. We received positive attention for this re-branding effort. In June 2006, we again had a strong presence at InfoComm, where we highlighted a significant number of new products, including our new Converge Pro professional conferencing platform, Chat 50, and Chat 150, MAXAttach IP and MAX IP, and the Tabletop Controller for XAP.

•	National Systems Contractors Association (“NSCA”) - this show focuses on the sound reinforcement industry, and we highlight our professional conferencing products.

In addition, there are multiple regional and international shows that we attend along with our channel partners. These shows provide exposure for ClearOne’s brand and products to the wide audience of show attendees.

Customers

We do not believe that any end-user accounted for more than 10 percent of our total revenue during fiscal 2006, 2005, or 2004. In fiscal 2006, product segment revenues included sales to three distributors that represented approximately 56.2 percent of the segment’s revenues. (For additional financial information about our segments or geographic areas, see Note 13 to Consolidated Financial Statements, which is included in this report.) As discussed above, these distributors facilitate product sales to a large number of resellers, and subsequently to their end-users. Nevertheless, the loss of one or more distributors could reduce revenues and have a material adverse effect on our business and results of operations. As of June 30, 2006, our shipped orders on which we had not recognized revenues were $5.9 million and our backlog of unshipped orders was $382,000.

Competition

The conferencing products market is characterized by intense competition and rapidly evolving technology. We compete with businesses having substantially greater financial, research and product development, manufacturing, marketing, and other resources. If we are not able to continually design, manufacture, and successfully market new or enhanced products or services that are comparable or superior to those provided by our competitors and at comparable or better prices, we could experience pricing pressures and reduced sales, gross profit margins, profits, and market share, each of which could have a materially adverse effect on our business.

Our competitors vary within each product category. We believe we compete successfully as a result of the high quality of our products and technical support services as well as the strength of our brand.

We believe the principal factors driving sales are channel partnerships; marketing efforts; sales programs; product design, quality, and functionality of products; establishment of brand name recognition; pricing; access to and penetration of distribution channels; quality of customer support; and a significant customer base.

In the professional audio conferencing systems and sound reinforcement markets, our main competitors include Polycom, Biamp Systems, Lectrosonics, Peavey, Shure, and Wide Band Solutions, with several other companies potentially poised to enter the market. According to industry sources, during the 2003, 2004, and 2005 calendar year, we had the largest share of the installed segment of the conferencing systems market, which we target with our professional audio conferencing products. ClearOne uniquely contributed to the professional conferencing space with the introduction of the Audio Perfect (“AP”) product line a number of years ago and continued that tradition with the introduction of the XAP several years later. We believe we continue to enjoy a strong reputation with the AV integrators and AV consultants for our product features, audio quality, and technical support.

We believe we created a new audio conferencing category with the introduction of the RAV platform, which we have called premium conferencing. RAV is a unique product with capabilities we do not believe can be found on any other competing system.

In the tabletop conferencing space, our primary competitors are Polycom, Aethra, Konftel, LifeSize, Panasonic, and a number of other smaller manufacturers. During the 2005 calendar year, we increased our market share position in the tabletop market to take the number two position worldwide. We believe our MAX products are more competitively priced than Polycom’s comparable products, and we believe our unique ability to attach multiple phones together for increased coverage has given us opportunities to solve customer problems that our competition cannot currently solve.

The new personal conferencing space has seen a number of new entries. Our primary competitors are Polycom, Actiontec, Iogear, mVox, Phoenix, and USRobotics. We believe that our Chat 50 and Chat 150 offer unique and distinct advantages in their superior audio performance and their abilities to connect to multiple devices and to be used in multiple scenarios. The competitive products are primarily USB devices only.

Our microphones compete with the products of Audio Technica, Global Media, Harmon Music, Shure, and others. Our conferencing furniture products compete primarily with the products of Accuwood, Comlink, and Video Furniture International.

In each of the markets in which we compete, many of our competitors may have access to greater financial, technical, manufacturing, and marketing resources, and as a result they may respond more quickly or effectively to new technologies and changes in customer preferences. No guarantees can be given that we can continue to compete effectively in the markets we serve.

Regulatory Environment

New regulations regarding the materials used in manufacturing, the process of disposing of electronic equipment, and the efficient use of energy have emerged in the last few years. The first implementations of these regulations have taken place in Europe and have required significant effort from ClearOne to comply. Other countries and U.S. states are currently considering similar regulations, which could require additional resources and effort from ClearOne to comply.

The European Parliament has published a directive on the Restriction on Use of Hazardous Substances Directive (the “RoHS Directive”), which restricts the use of certain hazardous substances in electrical and electronic equipment beginning July 1, 2006. In order to comply with this directive, it has become necessary to re-design the majority of our products and switch over to components that do not contain the restricted substances, such as lead, mercury, and cadmium. This process involves procurement of the new compliant components, engineering effort to design, develop, test and validate them, and re-submitting these re-designed products for multiple country emissions, safety, and telephone line interface compliance testing and approvals. This effort has consumed resources and time on product development, which will continue until the products have been updated. During fiscal 2006, we spent approximately $300,000 or 3.5 percent of our total research and product development expenses on RoHS Directive compliance efforts with additional expenses in operations departments which are necessary to bring these updated products into production.

To date, certain of our products have not been re-designed and are therefore not-compliant with these environmental laws and regulations. Accordingly, sales into the European market beginning July 1, 2006 may be negatively impacted and our results of operations could suffer. We anticipate that most of these product re-designs and launches will be completed during the first half of fiscal 2007. Additionally, certain of our products will not be re-designed. Our outsourced manufacturers may hold us responsible for the cost of purchased components that become obsolete as a result of these re-design efforts. To the extent that we cannot manage these potential exposures to our current estimates, our results of operations could be negatively impacted. In addition, because this has essentially become a worldwide issue for all electronics manufacturers who wish to sell into the European market, we have seen increased lead times for compliant components because of the increased demand. This is an issue that is not unique to ClearOne, but also applies to all manufacturers exporting products to the European Union.

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

The California law regarding efficient use of energy goes into effect in July 2007 and will require re-design of power supplies in order to comply. ClearOne has already begun this effort.

Seasonality

Our audio conferencing products revenue has historically been strongest during the second and fourth quarters. Our camera product line revenue was usually strongest during the third and fourth quarters. There can be no assurance that any historic sales patterns will continue and, as a result, sales for any prior quarter are not necessarily indicative of the sales to be expected in any future quarter.

Product Development

We are committed to research and product development and view our continued investment in research and product development as a key ingredient to our long-term business success. Our research and product development expenditures were approximately $8.3 million in fiscal 2006, $5.3 million in fiscal 2005, and $4.2 million in fiscal 2004.

Our core competencies in research and product development include many audio technologies, including telephone echo cancellation, acoustic echo cancellation, and noise cancellation. Our ability to use digital signal processing technology to perform audio processing operations is also a core competency. We also have in-house expertise in wireless technologies, VoIP, and software and network application development. We believe that ongoing development of our core technological competencies is vital to maintaining and increasing future sales of our products and to enhancing new and existing products.

Manufacturing

Prior to June 20, 2005, we manufactured and assembled most of our products in our manufacturing facility located at our corporate headquarters in Salt Lake City, Utah. We also have an agreement with an offshore manufacturer for the manufacture of other product lines. We manufactured our furniture product line in our manufacturing facility located in Champlin, Minnesota until July 28, 2006 at which time we closed the manufacturing facility and outsourced the manufacturing of furniture to two manufacturers.

On June 20, 2005, we began transitioning the manufacturing of most of our products to a third-party manufacturer. On August 1, 2005, we entered into a definitive Manufacturing Agreement pursuant to which we agreed to outsource our Salt Lake City manufacturing operations to this third-party manufacturer (“TPM”). The agreement is for an initial term of three years, which shall automatically be extended for successive and additional terms of one year each unless terminated by either party upon 120 days advance notice at any time after the second anniversary of the agreement. The agreement generally provides, among other things, that TPM shall: (i) furnish the necessary personnel, material, equipment, services, and facilities to be the exclusive manufacturer of substantially all the products that were previously manufactured at our Salt Lake City, Utah manufacturing facility and the non-exclusive manufacturer of a limited number of products, provided that the total cost to ClearOne (including price, quality, logistic cost, and terms and conditions of purchase) is competitive; (ii) provide repair service, warranty support, and proto-type services for new product introduction on terms to be agreed upon by the parties; (iii) purchase certain items of our manufacturing equipment; (iv) lease certain other items of our manufacturing equipment and have a one-year option to purchase such leased items; (v) have the right to lease our former manufacturing employees from a third-party employee leasing company; and (vi) purchase the parts and materials on hand and in transit at our cost for such items with the purchase price payable on a monthly basis when and if such parts and materials are used by TPM. The parties also entered into a one-year sublease for approximately 12,000 square feet of manufacturing space located in our headquarters in Salt Lake City, Utah, which sublease may be terminated by either party upon 90 days notice, and which TPM elected to terminate effective May 31, 2006. The agreement provides that products shall be manufactured pursuant to purchase orders submitted by us at purchase prices to be agreed upon by the parties, subject to adjustment based upon such factors as volume, long range forecasts, change orders, etc. We also granted TPM a right of first refusal to manufacture new products developed by us at a cost to ClearOne (including price, quality, logistic cost, and terms and conditions of purchase) that is competitive.

We believe the long-term benefits from our manufacturing outsourcing strategy include:

•	Avoidance of a significant investment in upgrading our manufacturing infrastructure;
•	Achievement of a rapid International Standards Organization certification of our products by partnering with an outsource manufacturer that was International Standards Organization certified;
•	RoHS-compliant manufacturing facilities;
•	Scalability in our manufacturing process without major investment or major restructuring costs; and
•	Achievement of future cost reductions on manufacturing costs and inventory costs based upon increased economies of scale in material and labor.

For risks associated with our manufacturing strategy please see “Risk Factors” in Item 1A.

Intellectual Property and Other Proprietary Rights

We believe that our success depends in part on our ability to protect our proprietary rights. We rely on a combination of patent, copyright, trademark, and trade secret laws and confidentiality agreements and processes to protect our proprietary rights. The laws of foreign countries may not protect our intellectual property to the same degree as the laws of the United States.

We generally require our employees, customers, and potential distribution participants to enter into confidentiality and non-disclosure agreements before we disclose any confidential aspect of our technology, services, or business. In addition, our employees are required to assign to us any proprietary information, inventions, or other technology created during the term of their employment with us. However, these precautions may not be sufficient to protect us from misappropriation or infringement of our intellectual property.

We currently have several patents that are issued, pending, or applied for that cover our conferencing products and technologies. The expiration dates of issued patents range from 2009 to 2010. We hold registered trademarks for ClearOne, XAP, MAX, AccuMic, Audio Perfect, Distributed Echo Cancellation, Gentner, and others. We have also filed for trademarks for RAV, Converge, Chat, and others.

Employees

	Employees of as
	June 30, 2006	June 30, 2005	June 30, 2004
Sales, marketing, and
customer support	44	45	51
Product development	49	43	41
Operations support	17	20	40
Administration	17	18	29
Conferencing services	-	-	76
OM Video	-	-	27
Total	127	126	264

As of June 30, 2006, we had 127 employees, 123 of whom were employed on a full-time basis, with 44 in sales, marketing, and customer support; 49 in product development; 17 in operations support; and 17 in administration, including finance. Of these employees, 102 were located in our Salt Lake City office, 19 in other U.S. locations, 4 in the United Kingdom and 2 in Asia. None of our employees are subject to a collective bargaining agreement and we believe our relationship with our employees is good. We occasionally hire contractors with specific technology skill sets to meet project timelines.

Dispositions

During the fiscal year ended June 30, 2001, we completed the sale of the assets of the remote control portion of our RFM/Broadcast division to Burk Technology, Inc. (“Burk”). During fiscal 2004, we sold our U.S. audiovisual integration services business to M:Space, Inc. (“M.Space”). During fiscal 2005, we sold our conferencing services segment to Premiere and we sold our Canadian audiovisual integration services business to 6351352 Canada Inc. Each disposition is summarized below and is discussed in detail in the footnotes to the June 30, 2006 consolidated financial statements included in this report.

Sale of Assets to Burk Technology. On April 12, 2001, we sold the assets of the remote control portion of our RFM/Broadcast division to Burk, a privately held developer and manufacturer of broadcast facility control systems products, for $750,000 in cash at closing, $1.8 million in the form of a seven-year promissory note, with interest at the rate of 9.0 percent per year, and up to $700,000 as a commission over a period of up to seven years. We realized a pre-tax gain on the sale of $1.3 million for fiscal 2006, $187,000 for fiscal 2005, and $93,000 for fiscal 2004.

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

Sale of our U.S. Audiovisual Integration Services. On May 6, 2004, we sold certain assets of our U.S. audiovisual integration services operations to M:Space for no cash compensation. M:Space is a privately held audiovisual integration services company. In exchange for M:Space assuming obligations for completion of certain customer contracts and satisfying maintenance contract obligations to existing customers, we transferred to M:Space certain assets including inventory valued at $573,000. We recognized a pre-tax loss on the sale of $276,000 during fiscal 2004.

Sale of our Conferencing Services. In April 2004, our Board of Directors appointed a committee to explore opportunities to sell the conferencing services business component. We decided to sell this component primarily because of decreasing margins and investments in equipment that we believed would have been required in the near future. On July 1, 2004, we sold our conferencing services business segment to Premiere. Consideration for the sale consisted of $21.3 million in cash. Of the purchase price $300,000 was placed into a working capital escrow account and an addition $1.0 million was placed into an 18-month Indemnity Escrow account. We received the $300,000 working capital escrow funds approximately 90 days after the execution date of the contract. We received the $1.0 million in the Indemnity Escrow account together with the $30,000 in related interest income in January 2006. Additionally, $1.4 million of the proceeds was utilized to pay off equipment leases pertaining to assets being conveyed to Premiere. We realized a pre-tax gain on the sale of $1.0 million in fiscal 2006 and $17.4 million in fiscal 2005.

Sale of OM Video - Canadian Audiovisual Integration Services. On March 4, 2005, we sold all of the issued and outstanding stock of ClearOne Communications of Canada, Inc. (“ClearOne Canada”) to 6351352 Canada Inc. ClearOne Canada owned all the issued and outstanding stock of Stechyson Electronics, Ltd., which conducts business under the name OM Video. We agreed to sell the stock of ClearOne Canada for $200,000 in cash; a $1.3 million note payable over a 15-month period, with interest accruing on the unpaid balance at the rate of 5.3 percent per year; and contingent consideration ranging from 3.0 percent to 4.0 percent of related gross revenues over a five-year period. In June 2005, we were advised that the new owners of OM Video had settled an action brought by the former employer of certain of OM Video’s new owners and employees alleging violation of non-competition agreements. The settlement reportedly involved a cash payment and an agreement not to sell certain products for a period of one year. Based on an analysis of the facts and circumstances that existed at the end of fiscal 2005 and considering the guidance from Topic 5U of the SEC Rules and Regulations, “Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity,” the gain is being recognized as cash is collected (as collection was not reasonably assured). The Company realized a pre-tax gain on the sale of $350,000 for fiscal 2006 and $295,000 for fiscal 2005. Through December 31, 2005, all payments had been received and $854,000 of the promissory note remained outstanding; however, 6351352 Canada Inc. failed to make any subsequent, required payments under the note receivable until June 30, 2006, when we received a payment of $50,000. The note receivable is in default and we are currently considering our collection options.

ITEM 1A. RISK FACTORS

Investors should carefully consider the risks described below. The risks described below are not the only ones we face and there are risks that we are not presently aware of or that we currently believe are immaterial that may also impair our business operations. Any of these risks could harm our business. The trading price of our common stock could decline significantly due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K, including our June 30, 2006 consolidated financial statements and related notes.

Risks Relating to Our Business

We face intense competition in all markets for our products and services; our operating results will be adversely affected if we cannot compete effectively against other companies.

As described in more detail in the section entitled “Competition,” the markets for our products and services are characterized by intense competition and pricing pressures and rapid technological change. We compete with businesses having substantially greater financial, research and product development, manufacturing, marketing, and other resources. If we are not able to continually design, manufacture, and successfully introduce new or enhanced products or services that are comparable or superior to those provided by our competitors and at comparable or better prices, we could experience pricing pressures and reduced sales, gross profit margins, profits, and market share, each of which could have a materially adverse effect on our business.

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

Environmental laws and regulations subject us to a number of risks and could result in significant costs and impact on revenue

New regulations regarding the materials used in manufacturing, the process of disposing of electronic equipment, and the efficient use of energy have emerged in the last few years. The first implementations of these regulations have taken place in Europe and have required significant effort from ClearOne to comply. Other countries and U.S. states are currently considering similar regulations, which could require additional resources and effort from ClearOne to comply.

The European Parliament has published the RoHS Directive, which restricts the use of certain hazardous substances in electrical and electronic equipment beginning July 1, 2006. In order to comply with this directive, it has become necessary to re-design the majority of our products and switch over to components that do not contain the restricted substances, such as lead, mercury, and cadmium. This process involves procurement of the new compliant components, engineering effort to design, develop, test, and validate them, and re-submitting these re-designed products for multiple country emissions, safety, and telephone line interface compliance testing and approvals. This effort has consumed resources and time that would otherwise have been spent on new product development, which will continue until the products have been updated.

To date, certain of our products have not been re-designed and are therefore not-compliant with these environmental laws and regulations. Accordingly, sales into the European market beginning July 1, 2006 may be negatively impacted and our results of operations could suffer. We anticipate that most of these product re-designs and launches will be completed during the first half of fiscal 2007. Additionally, certain of our products will not be re-designed. Our outsourced manufacturers may hold us responsible for the cost of purchased components that become obsolete as a result of these re-design efforts. To the extent that we cannot manage these potential exposures to our current estimates, our results of operations could be negatively impacted. In addition, because this has essentially become a worldwide issue for all electronics manufacturers who wish to sell into the European market, we have seen increased lead times for compliant components because of the increased demand. This is an issue that is not unique to ClearOne, but also applies to many manufacturers exporting products to the European Union.

The European Parliament has also published the WEEE Directive, which makes producers of certain electrical and electronic equipment financially responsible for collection, reuse, recycling, treatment, and disposal of equipment placed on the European Union market after August 13, 2005. We are currently compliant in terms of the labeling requirements and have finalized the recycling processes with the appropriate entities within Europe. According to our understanding of the directive, distributors of our product are deemed producers and must comply with this directive by contracting with a recycler for the recovery, recycling, and reuse of product.

The California law regarding efficient use of energy goes into effect in July 2007 and will require re-design of power supplies in order to comply. ClearOne has already begun this effort.

Product development delays or defects could harm our competitive position and reduce our revenues.

We have, in the past, and may again experience, technical difficulties and delays with the development and introduction of new products. Many of the products we develop contain sophisticated and complicated circuitry and components, and utilize manufacturing techniques involving new technologies. Potential difficulties in the development process that could be experienced by us include difficulty in:

•	meeting required specifications and regulatory standards;
•	meeting market expectations for performance;
•	hiring and keeping a sufficient number of skilled developers;
•	obtaining prototype products at anticipated cost levels;
•	having the ability to identify problems or product defects in the development cycle; and
•	achieving necessary manufacturing efficiencies.

Once new products reach the market, they may have defects, or may be met by unanticipated new competitive products, which could adversely affect market acceptance of these products and our reputation. If we are not able to manage and minimize such potential difficulties, our business and results of operations could be negatively affected.

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

In August 2005, we entered into a manufacturing agreement with a manufacturing services provider, to be the exclusive manufacturer of substantially all the products that were previously manufactured at our Salt Lake City, Utah manufacturing facility. This manufacturer is currently the primary manufacturer of many of our products. We also have an agreement with an offshore manufacturer for the manufacture of other product lines. Additionally, in July 2006, we outsourced the manufacturing of our furniture product lines to two manufacturers. If these manufacturers experience difficulties in obtaining sufficient supplies of components, component prices significantly exceed anticipated costs, an interruption in their operations, or otherwise suffer capacity constraints, we would experience a delay in shipping these products which would have a negative impact on our revenues. Should there be any disruption in services due to natural disaster, economic or political difficulties, quarantines, transportation restrictions, acts of terror, or other restrictions associated with infectious diseases, or other similar events, or any other reason, such disruption would have a material adverse effect on our business. Operating in the international environment exposes us to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, and potentially adverse tax consequences, which could materially affect our results of operations. Currently, we have no second source of manufacturing for substantially all of our products.

The cost of delivered product from our contract manufacturers is a direct function of their ability to buy components at a competitive price and to realize efficiencies and economies of scale within their overall business structure. If they are unsuccessful in driving efficient cost models, our delivered costs could rise, affecting our profitability and ability to compete. In addition, if the contract manufacturers are unable to achieve greater operational efficiencies, delivery schedules for new product development and current product delivery could be negatively impacted.

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

We currently rely primarily on a combination of trade secrets, copyrights, trademarks, patents, patents pending, and nondisclosure agreements to establish and protect our proprietary rights in our products. No assurances can be given that others will not independently develop similar technologies, or duplicate or design around aspects of our technology. In addition, we cannot assure that any patent or registered trademark owned by us will not be invalidated, circumvented or challenged, or that the rights granted thereunder will provide competitive advantages to us. Litigation may be necessary to enforce our intellectual property rights. We believe our products and other proprietary rights do not infringe upon any proprietary rights of third parties; however, we cannot assure that third parties will not assert infringement claims in the future. Our industry is characterized by vigorous protection of intellectual property rights. Such claims and the resulting litigation are expensive and could divert management’s attention, regardless of their merit. In the event of a claim, we might be required to license third-party technology or redesign our products, which may not be possible or economically feasible.

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

International sales represent a significant portion of our total product sales. For example, international sales represented 28.5 percent of our total product sales from continuing operations for fiscal 2006, 25.9 percent for fiscal 2005, and 22.7 percent for fiscal 2004. We anticipate that the portion of our total product revenue from international sales will continue to increase as we further enhance our focus on developing new products, establishing new distribution partners, strengthening our presence in key growth areas, and improving product localization with country-specific product documentation and marketing materials. Our international business is subject to the financial and operating risks of conducting business internationally, including:

•	unexpected changes in, or the imposition of, additional legislative or regulatory requirements;
•	unique environmental regulations;
•	fluctuating exchange rates;
•	tariffs and other barriers;
•	difficulties in staffing and managing foreign sales operations;
•	import and export restrictions;
•	greater difficulties in accounts receivable collection and longer payment cycles;
•	potentially adverse tax consequences;
•	potential hostilities and changes in diplomatic and trade relationships;
•	disruption in services due to natural disaster, economic or political difficulties, quarantines, transportation, or other restrictions associated with infectious diseases.

Our revenues in the international market are generally denominated in U.S. Dollars, with the exception of sales through our wholly owned subsidiary, OM Video, whose sales were denominated in Canadian Dollars until March 4, 2005, when the subsidiary was sold to a third party. Consolidation of OM Video’s financial statements with ours, under U.S. generally accepted accounting principles (“U.S. GAAP”), required remeasurement of the amounts stated in OM Video’s financial statements to U.S. Dollars, which was subject to exchange rate fluctuations. We do not undertake hedging activities that protect us against such risks.

We may not be able to hire and retain qualified key and highly-skilled technical employees, which could affect our ability to compete effectively and may cause our revenue and profitability to decline.

We depend on our ability to hire and retain qualified key and highly-skilled employees to manage, research and develop, market, and service new and existing products. Competition for such key and highly-skilled employees is intense, and we may not be successful in attracting or retaining such personnel. To succeed, we must hire and retain employees who are highly skilled in the rapidly changing communications and Internet technologies. Individuals who have the skills and can perform the services we need to provide our products and services are in great demand. Because the competition for qualified employees in our industry is intense, hiring and retaining employees with the skills we need is both time-consuming and expensive. We might not be able to hire enough skilled employees or retain the employees we do hire. In addition, provisions of the Sarbanes-Oxley Act of 2002 and related rules of the SEC impose heightened personal liability on some of our key employees. The threat of such liability could make it more difficult to identify, hire and retain qualified key and highly-skilled employees. We have relied on our ability to grant stock options as a means of recruiting and retaining key employees. Recent accounting regulations requiring the expensing of stock options will impair our future ability to provide these incentives without incurring associated compensation costs. Our inability to hire and retain employees with the skills we seek could hinder our ability to sell our existing products, systems, or services or to develop new products, systems, or services with a consequent adverse effect on our business, results of operations, financial position, or liquidity.

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

We grant credit without requiring collateral to substantially all of our customers. In times of economic uncertainty, the risks relating to the granting of such credit would typically increase. Although we monitor and mitigate the risks associated with our credit policies, we cannot ensure that such mitigation will be effective. We have experienced losses due to customers failing to meet their obligations. Future losses could be significant and, if incurred, could harm our business and have a material adverse effect on our operating results and financial position.

Interruptions to our business could adversely affect our operations.

As with any company, our operations are at risk of being interrupted by earthquake, fire, flood, and other natural and human-caused disasters, including disease and terrorist attacks. Our operations are also at risk of power loss, telecommunications failure, and other infrastructure and technology based problems. To help guard against such risks, we carry business interruption loss insurance with coverage of up to $5.4 million to help compensate us for losses that may occur.

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
•
the adoption of the new accounting standard, SFAS No. 123R, “Share-Based Payments,” which requires us to record compensation expense for certain options issued before July 1, 2005 and for all options issued or modified after June 30, 2005;

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

Our directors and officers own 19.0 percent of the Company and may exert significant influence over us.

Our officers and directors together have beneficial ownership of approximately 19.0 percent of our common stock (including options that are currently exercisable or exercisable within 60 days of August 31, 2006). With this significant holding in the aggregate, the officers and directors, acting together, could exert a significant degree of influence over us and may be able to delay or prevent a change in control.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We currently occupy three leased buildings or offices, all of which are used in connection with the products segment of our business. The following table presents our utilization of these spaces:

Location	Operations	Square Footage	Status	Expiration of Lease Agreement

Active Leases at June 30, 2006
Salt Lake City, UT	Company headquarters	39,760	Continuing	October 2006
Salt Lake City, UT	Manufacturing facility	12,000	Previously subleased	October 2006
Champlin, MN	Furniture manufacturing	17,520	Continuing	September 2007
Berkshire,
United Kingdom	Sales office	250	Continuing	90 days notice

Future Leases
Salt Lake City, UT	Company headquarters	36,279	Beginning November 2006	December 2013

Terminated Leases, i.e., per contract terms, sale of entity, or through early termination
Woburn, MA	ClearOne, Inc. acquisition	2,206	Early buyout	September 2003
Golden Valley, MN	U.S. audiovisual installation services	25,523	Early buyout	June 2004
Westmont, IL	U.S. audiovisual installation services	2,608	Lease expired	July 2004
Nuremberg, Germany	Sales office	2,153	Early buyout	December 2004
Ottawa, Canada	Canadian audiovisual installation services	16,190	Sold entity	March 2005

Our principal administrative, sales, marketing, customer support, and research and product development facility is located in our headquarters in Salt Lake City, Utah. Most of our warehousing operations are also located in our Salt Lake City headquarters. We currently occupy a 51,760 square-foot facility under the terms of an operating lease expiring in October 2006. Of the 51,760 square feet, we sublet 12,000 square feet to our domestic manufacturer until May 2006, as discussed below. We believe the facility will be reasonably adequate to meet our needs through October 2006; however, we are moving our Company headquarters in late calendar 2006. Additionally, we are pursuing a warehousing location as replacement for our current warehouse at our current company headquarters. Prior to the sale of our conferencing services business, this component conducted its business from our Salt Lake City headquarters and from July 1, 2004 through February 28, 2005, we sublet 5,416 square feet of space in our headquarters building to Premiere, the purchaser of our conferencing services business.

On August 1, 2005, we entered into a one-year sublease with respect to the 12,000 square foot manufacturing facility in our headquarters building in connection with the outsourcing of our manufacturing operations. This manufacturer paid rent in the amount of $11,040 per month through May 31, 2006 when the 90-day termination clause was exercised.

Our conference furniture manufacturing and warehousing operations have been conducted from a facility totaling 17,520 square feet located in Champlin, Minnesota until July 28, 2006, when we closed the manufacturing facility. The lease agreement expires in September 2007. We are currently negotiating an early buyout of the lease.

Our wholly owned United Kingdom subsidiary, ClearOne Communications Limited UK, rents an office in Berkshire, England, consisting of 250 square feet. The office space is rented under a managed office arrangement which requires 90 days notice to terminate the agreement.

On June 5, 2006, we entered into a new 86-month lease for our principal administrative, sales, marketing, customer support, and research and product development facility which will house our headquarters in Salt Lake City, Utah. Under the terms of the new lease we will occupy a 36,279 square-foot facility which will commence in November 2006. We believe the facility will be adequate to meet our needs for the current fiscal year and beyond.

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

ITEM 3. LEGAL PROCEEDINGS

In addition to the legal proceedings described below, we are also involved from time to time in various claims and other legal proceedings which arise in the normal course of our business. Such matters are subject to many uncertainties and outcomes that are not predictable. However, based on the information available to us as of August 15, 2006 and after discussions with legal counsel, we do not believe any such other proceedings will have a material, adverse effect on our business, results of operations, financial position, or liquidity, except as described below.

The Shareholder Derivative Actions. Between March and August 2003, four shareholder derivative actions were filed in the Third Judicial District Court of Salt Lake County, State of Utah, by certain shareholders of the Company against various present and past officers and directors of the Company and against Ernst & Young. The complaints asserted allegations similar to those asserted in the SEC complaint that was filed on January 15, 2003 with regard to alleged improper revenue recognition practices and the shareholders’ class action that was filed on June 30, 2003 and also alleged that the defendant directors and officers violated their fiduciary duties to the Company by causing or allowing the Company to recognize revenue in violation of U.S. GAAP and to issue materially misstated financial statements and that Ernst & Young breached its professional responsibilities to the Company and acted in violation of U.S. GAAP and generally accepted auditing standards by failing to identify or prevent the alleged revenue recognition violations and by issuing unqualified audit opinions with respect to the Company’s fiscal 2002 and 2001 financial statements. One of these actions was dismissed without prejudice on June 13, 2003. As to the other three actions, our Board of Directors appointed a special litigation committee of independent directors to evaluate the claims. That committee determined that the maintenance of the derivative proceedings against the individual defendants was not in the best interest of the Company. Accordingly, on December 12, 2003, we moved to dismiss those claims. In March 2004, our motions were granted, and the derivative claims were dismissed with prejudice as to all defendants except Ernst & Young. The Company was substituted as the plaintiff in the action and is now pursuing in its own name the claims against Ernst & Young.

The Insurance Coverage Action. On February 9, 2004, ClearOne and Edward Dallin Bagley (“Bagley”), a director and significant shareholder of ClearOne, jointly filed an action in the United States District Court for the District of Utah, Central Division, against National Union Fire Insurance Company of Pittsburgh, Pennsylvania (“National Union”) and Lumbermens Mutual Insurance Company of Berkeley Heights, New Jersey (“Lumbermens Mutual”), the carriers of certain prior period directors and officers’ liability insurance policies, to recover the costs of defending and resolving claims against certain of our present and former directors and officers in connection with the SEC complaint filed on January 15, 2003, the shareholders’ class action filed on June 30, 2003, and the shareholder derivative actions described above, and seeking other damages resulting from the refusal of such carriers to timely pay the amounts owing under such liability insurance policies. This action has been consolidated into a declaratory relief action filed by one of the insurance carriers on February 6, 2004 against ClearOne and certain of its current and former directors. In this action, the insurers assert that they are entitled to rescind insurance coverage under our directors and officers’ liability insurance policies, $3.0 million of which was provided by National Union and $2.0 million which was provided by Lumbermens Mutual, based on alleged misstatements in our insurance applications. In February 2005, we entered into a confidential settlement agreement with Lumbermens Mutual pursuant to which ClearOne and Bagley received a lump-sum cash amount and the plaintiffs agreed to dismiss their claims against Lumbermens Mutual with prejudice. The cash settlement is held in a segregated account until the claims involving National Union have been resolved, at which time the amounts received in the action will be allocated between the Company and Bagley. The amount distributed to the Company and Bagley will be determined based on future negotiations between the Company and Bagley. The Company cannot currently estimate the amount of the settlement which it will ultimately receive. Upon determining the amount of the settlement which the Company will ultimately receive, the Company will record this as a contingent gain. On October 21, 2005, the court granted summary judgment in favor of National Union on its rescission defense and accordingly entered a judgment dismissing all of the claims asserted by ClearOne and Mr. Bagley. In connection with the summary judgment, the Company has been ordered to pay approximately $59,000 in expenses. However, due to the Lumbermens Mutual cash proceeds discussed above and the appeal to the summary judgment discussed below, this potential liability has not been recorded in the balance sheet as of June 30, 2006. On February 2, 2006, the Company and Mr. Bagley filed an appeal to the summary judgment granted on October 21, 2005 and intend to vigorously pursue the appeal and any follow-up proceedings regarding their claims against National Union, although no assurances can be given that they will be successful. The Company and Mr. Bagley have entered into a Joint Prosecution and Defense Agreement in connection with the action and the Company is paying all litigation expenses except litigation expenses which are solely related to Mr. Bagley’s claims in the litigation. (See “Item 13. Certain Relationships and Related Transactions”).

U.S. Attorney’s Investigation. On January 28, 2003, the Company was advised that the U.S. Attorney’s Office for the District of Utah has begun an investigation stemming from the complaint in the SEC action that was filed on January 15, 2003. No pleadings have been filed to date and the Company intends on cooperating fully with the U.S. Attorney’s Office should any developments occur in the future.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during fiscal 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

From April 21, 2003 until February 10, 2006, our common stock was quoted on an unsolicited basis on the National Quotation Bureau’s Pink Sheets under the symbol “CLRO.” On February 10, 2006, the Pink Sheets blocked the publication of quotations for our common stock on its public website due to their enforcement of a policy to block all non-current public filers and due to our failure to file current public information. On August 28, 2006, the Company’s shares began trading on the Over-the-Counter Bulletin Board under the trading symbol CLRO.OB. The following table sets forth the high and low bid quotations for the common stock for the last two fiscal years as provided by Pink Sheets.

	2006		2005
	High	Low	High	Low

First Quarter	$4.10	$2.20	$5.70	$3.50
Second Quarter	2.50	1.95	4.80	3.55
Third Quarter	3.60	2.25	4.30	3.00
Fourth Quarter	4.25	3.50	3.65	2.25

On August 31, 2006, the high and low sales prices for our common stock on the Over-the-Counter Bulletin Board were $3.35 and $3.10, respectively.

Shareholders

As of August 31, 2006, there were 12,184,727 shares of our common stock issued and outstanding and held by approximately 604 shareholders of record. This number counts each broker dealer and clearing corporation, who hold shares for their customers, as a single shareholder.

Dividends

We have not paid a cash dividend on our common stock and do not anticipate doing so in the foreseeable future. We intend to retain earnings to fund future working capital requirements, infrastructure needs, growth, product development, and our stock buy-back program.

Securities Authorized for Issuance under Equity Compensation Plans

We currently have one equity compensation plan, our 1998 Stock Option Plan (the “1998 Plan”), which provides for the grant of stock options to employees, directors and consultants. As of June 30, 2006, there were 1,237,920 options outstanding under the 1998 Plan with 959,956 options available for grant in the future. During the time the Company failed to remain current in its filing of periodic reports with the SEC, employees, executive officers, and directors were not allowed to exercise options under the 1998 Plan. The Company became current with its required SEC filings on June 28, 2006.

The following table sets forth information as of June 30, 2006 with respect to compensation plans under which equity securities of ClearOne are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation
plans approved by
security holders	1,237,920	$6.12	959,956
Equity compensation
plans not approved by
security holders	-	-	-
Total	1,237,920	$6.12	959,956

Recent Sales of Unregistered Securities: Use of Proceeds from Registered Securities. On September 29, 2005, we completed our obligations under the settlement agreement in the shareholders’ class action by issuing a total of 1,148,494 shares of our common stock to the plaintiff class, including 228,000 shares previously issued in November 2004, and paying an aggregate of $126,705 in cash in lieu of shares to those members of the class who would otherwise have been entitled to receive an odd-lot number of shares or who resided in states in which there was no exemption available for the issuance of shares . The shares were issued in reliance on the exemption from the registration requirements of the Securities Act provided by Section 3(a)(10) thereof.

Issuer Purchases of Equity Securities. During the fiscal year ended June 30, 2006, ClearOne did not purchase any of its equity securities.

Stock Buy-Back Program. On August 31, 2006, the Company announced that its Board of Directors had approved a stock buy-back program to purchase up $2,000,000 of the Company’s common stock over the next 12 months on the open market. All repurchased shares will be immediately retired. The stock buy-back program will expire in August 2007.

Employee Stock Purchase Program. We have an Employee Stock Purchase Program (“ESPP”). A total of 500,000 shares of common stock were reserved for issuance under the ESPP. During the fiscal year ended June 30, 2006, no shares of common stock were issued under the ESPP and compensation expense was $0. The program was suspended during fiscal 2003 due to the Company’s failure to remain current in its filing of periodic reports with the SEC. We intend to reinstate this program in October 2006, as the Company became current with its required filing of periodic reports with the SEC on June 28, 2006.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data has been derived from our audited consolidated financial statements for the fiscal years ended June 30, 2006, 2005, 2004, 2003, and 2002. The data in the table below has been adjusted to reflect discontinued operations of a portion of our business services segment and our conferencing services segment as held for sale. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands of dollars, except per share data)

	Years Ended June 30,
	2006	2005	2004	2003	2002

Operating results:
Revenue	$37,632	$31,645	$27,966	$28,566	$26,253
Costs and expenses:
Cost of goods sold	19,284	14,951	16,379	18,115	13,884
Marketing and selling	7,866	9,070	8,497	7,070	7,010
Research and product development	8,299	5,305	4,237	3,281	3,810
General and administrative	5,108	5,489	6,767	5,915	4,376
Settlement in shareholders' class action	(1,205)	(2,046)	4,080	7,325	-
Impairment losses	-	180	-	5,102	7,115
Restructuring charge	-	110	-	-	-
Operating loss	(1,720)	(1,414)	(11,994)	(18,242)	(9,942)
Other income (expense), net	1,016	318	(261)	48	288
Loss from continuing operations before income taxes	(704)	(1,096)	(12,255)	(18,194)	(9,654)
Benefit (provision) for income taxes	870	3,248	736	1,352	173
Income (loss) from continuing operations	166	2,152	(11,519)	(16,842)	(9,481)
Income (loss) from discontinued operations	1,930	13,923	1,632	(19,130)	2,820
Net income (loss)	$2,096	$16,075	$(9,887)	$(35,972)	$(6,661)

Earnings (loss) per common share:
Basic earnings (loss) from continuing operations	$0.02	$0.19	$(1.04)	$(1.50)	$(0.99)
Diluted earnings (loss) from continuing operations	$0.01	$0.17	$(1.04)	$(1.50)	$(0.99)
Basic earnings (loss) from discontinued operations	$0.16	$1.25	$0.15	$(1.71)	$0.30
Diluted earnings (loss) from discontinued operations	$0.16	$1.13	$0.15	$(1.71)	$0.30
Basic earnings (loss)	$0.18	$1.44	$(0.89)	$(3.21)	$(0.69)
Diluted earnings (loss)	$0.17	$1.30	$(0.89)	$(3.21)	$(0.69)
Weighted average shares outstanding:
Basic	11,957,756	11,177,406	11,057,896	11,183,339	9,588,118
Diluted	12,206,618	12,332,106	11,057,896	11,183,339	9,588,118

	As of June 30,
	2006	2005	2004	2003	2002

Financial data:
Current assets	$39,589	$34,879	$27,202	$29,365	$52,304
Property, plant and equipment, net	1,647	2,805	4,027	4,320	4,678
Total assets	41,405	38,021	32,156	35,276	63,876
Long-term debt, net of current maturities	-	-	240	931	-
Capital leases, net of current maturities	-	-	2	9	41
Total shareholders' equity	30,412	24,911	9,006	18,743	53,892

Quarterly Financial Data (Unaudited)

The following table is a summary of unaudited quarterly financial information for the years ended June 30, 2006, 2005 and 2004.

	Fiscal 2006 Quarters Ended
	(in thousands of dollars, except per share data)
	Sept. 30	Dec. 31	Mar. 31	June 30	Total
Revenue	$9,527	$9,675	$8,700	$9,730	$37,632
Cost of goods sold	(4,645)	(4,943)	(4,625)	(5,071)	(19,284)
Marketing and selling	(1,812)	(1,810)	(1,920)	(2,324)	(7,866)
Research and product development	(1,799)	(1,778)	(2,201)	(2,521)	(8,299)
General and administrative	(1,771)	(1,457)	(1,060)	(820)	(5,108)
Settlement in shareholders' class action	1,205	-	-	-	1,205
Other income (expense), net	166	191	237	422	1,016
(Loss) income from continuing operations before income taxes	871	(122)	(869)	(584)	(704)
Benefit (provision) for income taxes	178	109	763	(180)	870
(Loss) income from continuing operations	1,049	(13)	(106)	(764)	166
Income from discontinued operations	938	94	646	252	1,930
Net income	$1,987	$81	$540	$(512)	$2,096

Basic income (loss) earnings per common share:
Continuing operations	$0.09	$-	$(0.01)	$(0.06)	$0.02
Discontinued operations	0.08	0.01	0.05	0.02	0.16
Basic income (loss) earnings per common share	$0.18	$0.01	$0.04	$(0.04)	$0.18
Diluted income (loss) earnings per common share:
Continuing operations	$0.09	$-	$(0.01)	$(0.06)	$0.01
Discontinued operations	0.08	0.01	0.05	0.02	0.16
Diluted income (loss) earnings per common share	$0.16	$0.01	$0.04	$(0.04)	$0.17

	Fiscal 2005 Quarters Ended
	(in thousands of dollars, except per share data)
	Sept. 30	Dec. 31	Mar. 31	June 30	Total
Revenue	$6,747	$8,692	$7,103	$9,103	$31,645
Cost of goods sold	(3,797)	(3,948)	(3,180)	(4,026)	(14,951)
Marketing and selling	(2,086)	(2,341)	(2,151)	(2,492)	(9,070)
Research and product development	(1,105)	(1,282)	(1,423)	(1,495)	(5,305)
General and administrative	(1,435)	(1,388)	(1,287)	(1,379)	(5,489)
Settlement in shareholders' class action	1,020	734	855	(563)	2,046
Impairment losses	-	-	-	(180)	(180)
Restructuring charge	-	-	-	(110)	(110)
Other income (expense), net	34	64	95	125	318
(Loss) income from continuing operations before income taxes	(622)	531	12	(1,017)	(1,096)
Benefit (provision) for income taxes	232	(198)	(5)	3,219	3,248
(Loss) income from continuing operations	(390)	333	7	2,202	2,152
Income from discontinued operations	13,346	73	388	116	13,923
Net income	$12,956	$406	$395	$2,318	$16,075

Basic income (loss) earnings per common share:
Continuing operations	$(0.04)	$0.03	$-	$0.20	$0.19
Discontinued operations	1.20	0.01	0.03	0.01	1.25
Basic income (loss) earnings per common share	$1.16	$0.04	$0.03	$0.21	$1.44
Diluted income (loss) earnings per common share:
Continuing operations	$(0.03)	$0.02	$-	$0.18	$0.17
Discontinued operations	1.08	0.01	0.03	0.01	1.13
Diluted income (loss) earnings per common share	$1.05	$0.03	$0.03	$0.19	$1.30

	Fiscal 2004 Quarters Ended
	(in thousands of dollars, except per share data)
	Sept. 30	Dec. 31	Mar. 31	June 30	Total
Revenue	$7,737	$6,715	$6,652	$6,862	$27,966
Cost of goods sold	(5,165)	(3,278)	(4,392)	(3,544)	(16,379)
Marketing and selling	(2,012)	(2,004)	(2,129)	(2,352)	(8,497)
Research and product development	(925)	(829)	(1,112)	(1,371)	(4,237)
General and administrative	(1,583)	(1,639)	(1,738)	(1,807)	(6,767)
Settlement in shareholders' class action	-	(2,100)	(3,240)	1,260	(4,080)
Other income (expense), net	1	(65)	(2)	(195)	(261)
Loss from continuing operations before income taxes	(1,947)	(3,200)	(5,961)	(1,147)	(12,255)
Benefit for income taxes	123	109	426	78	736
Loss from continuing operations	(1,824)	(3,091)	(5,535)	(1,069)	(11,519)
Income (loss) from discontinued operations	661	(66)	690	347	1,632
Net loss	$(1,163)	$(3,157)	$(4,845)	$(722)	$(9,887)

Basic (loss) earnings per common share:
Continuing operations	$(0.16)	$(0.28)	$(0.50)	$(0.10)	$(1.04)
Discontinued operations	0.06	-	0.06	0.03	0.15
Basic (loss) earnings per common share	$(0.10)	$(0.28)	$(0.44)	$(0.07)	$(0.89)
Diluted (loss) earnings per common share:
Continuing operations	$(0.16)	$(0.28)	$(0.50)	$(0.10)	$(1.04)
Discontinued operations	0.06	-	0.06	0.03	0.15
Diluted (loss) earnings per common share	$(0.10)	$(0.28)	$(0.44)	$(0.07)	$(0.89)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our June 30, 2006 Consolidated Financial Statements and related Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions, as set forth under “Disclosure Regarding Forward-Looking Statements.” Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the following discussion and under the caption “Risk Factors” in Item 1A and elsewhere in this Annual Report on Form 10-K. Unless otherwise indicated, all references to a year reflect our fiscal year that ends on June 30.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our results of operations and financial position are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. We believe that the estimates we use are reasonable; however, actual results could differ from those estimates. Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. We believe the following critical accounting policies affect our more significant assumptions and estimates that we used to prepare our consolidated financial statements.

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

We provide a right of return on product sales to distributors. Currently, we do not have sufficient historical return experience with our distributors that is predictive of future events given historical excess levels of inventory in the distribution channel. Accordingly, revenue from product sales to distributors is not recognized until the return privilege has expired, which approximates when product is sold-through to customers of the Company’s distributors (dealers, system integrators, value-added resellers, and end-users) rather than when the product is initially shipped to a distributor. We evaluate, at each quarter-end, the inventory in the channel through information provided by certain of our distributors. The level of inventory in the channel will fluctuate up or down, each quarter, based upon our distributors’ individual operations. Accordingly, each quarter-end revenue deferral is calculated and recorded based upon the underlying, estimated channel inventory at quarter-end. Although certain distributors provide certain channel inventory amounts, we make judgments and estimates with regard to the amount of inventory in the entire channel, for all customers and for all channel inventory items, and the appropriate revenue and cost of goods sold associated with those channel products. Although these assumptions and judgments regarding total channel inventory revenue and cost of goods sold could differ from actual amounts, we believe that our calculations are indicative of actual levels of inventory in the distribution channel.  The amounts of deferred cost of goods sold were included in consigned inventory. The following table details the amount of deferred revenue, cost of goods sold, and gross profit at each quarter end for the 24-month period ended June 30, 2006 (in thousands).

	Deferred Revenue	Deferred Cost of Goods Sold	Deferred Gross Profit

June 30, 2006	$5,871	$2,817	$3,054
March 31, 2006	5,355	2,443	2,912
December 31, 2005	4,936	2,199	2,737
September 30, 2005	4,848	2,373	2,475
June 30, 2005	5,055	2,297	2,758
March 31, 2005	5,456	2,321	3,135
December 31, 2004	4,742	1,765	2,977
September 30, 2004	5,617	1,920	3,697
June 30, 2004	6,107	2,381	3,726

We offer rebates and market development funds to certain of our distributors, dealers/resellers, and end-users based upon volume of product purchased by them. We record rebates as a reduction of revenue in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-22, “Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future.” Beginning January 1, 2002, we adopted EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” We continue to record rebates as a reduction of revenue in the period revenue is recognized.

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

Share-Based Payment

Prior to June 30, 2005 and as permitted under the original Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” we accounted for our share-based payments following the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as interpreted. Accordingly, no share-based compensation expense had been reflected in our statements of operations for unmodified option grants since (1) the exercise price equaled the market value of the underlying common stock on the grant date and (2) the related number of shares to be granted upon exercise of the stock option was fixed on the grant date.

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

SEASONALITY

Our audio conferencing products revenue has historically been strongest during our second and fourth quarters. Our camera product line revenue was usually strongest during the third and fourth quarters. There can be no assurance that any historic sales patterns will continue and, as a result, sales for any prior quarter are not necessarily indicative of the sales to be expected in any future quarter.

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

DISCUSSION OF OPERATIONS

Results of Operations

The following table sets forth certain items from our consolidated statements of operations (in thousands of dollars) for the fiscal years ended June 30, 2006, 2005, and 2004, together with the percentage of total revenue which each such item represents:

	Year Ended June 30,
	(in thousands of dollars)
	2006		2005		2004
		% of Revenue		% of Revenue		% of Revenue

Revenue	$37,632	100.0%	$31,645	100.0%	$27,966	100.0%
Cost of goods sold	19,284	51.2%	14,951	47.2%	16,379	58.6%
Gross profit	18,348	48.8%	16,694	52.8%	11,587	41.4%
Operating expenses (benefit):
Marketing and selling	7,866	20.9%	9,070	28.7%	8,497	30.4%
Research and product development	8,299	22.1%	5,305	16.8%	4,237	15.2%
General and administrative	5,108	13.6%	5,489	17.3%	6,767	24.2%
Settlement in shareholders' class action	(1,205)	-3.2%	(2,046)	-6.5%	4,080	14.6%
Impairment losses	-	0.0%	180	0.6%	-	0.0%
Restructuring charge	-	0.0%	110	0.3%	-	0.0%
Total operating expenses	20,068	53.3%	18,108	57.2%	23,581	84.3%
Operating loss	(1,720)	-4.6%	(1,414)	-4.5%	(11,994)	-42.9%
Other income (expense), net	1,016	2.7%	318	1.0%	(261)	-0.9%
Loss from continuing operations before income taxes	(704)	-1.9%	(1,096)	-3.5%	(12,255)	-43.8%
Benefit for income taxes	870	2.3%	3,248	10.3%	736	2.6%
Income (loss) from continuing operations	166	0.4%	2,152	6.8%	(11,519)	-41.2%
Income from discontinued operations, net of tax	1,930	5.1%	13,923	44.0%	1,632	5.8%
Net income (loss)	$2,096	5.6%	$16,075	50.8%	$(9,887)	-35.4%

Our revenue increased 34.6 percent over the three-year period from $28.0 million in fiscal 2004 to $37.6 million in fiscal 2006. During the fiscal year ended June 30, 2006, we introduced several new products, including the Converge™ 560/590 and Tabletop Controller for XAP in our professional conferencing product line and the expansion of our MAX tabletop audio conferencing products with the Max IP and MaxAttach IP. During the fiscal year ended June 30, 2005, we introduced several new products, including the RAV in our premium conferencing product line and the expansion of our MAX® tabletop audio conferencing product line with the MaxAttach. During the fiscal year ended June 30, 2004, we introduced several new products, including the XAP Net Control Interface in our professional conferencing product line, the AccuMic PC for Personal Computers in our personal conferencing product line, the Max Wireless and Max EX in our tabletop conferencing product line, the Ceiling DocCam II in our camera product line, and the Titan Plasma Cart in our furniture product line. For the fiscal year ended June 30, 2006 our settlement in shareholders’ class action expense (benefit) decreased $841,000 from the same period in fiscal 2005 due to a quarterly mark-to-market adjustment of the liability associated with our December 2003 settlement agreement, while research and development expense for the fiscal year ended June 30, 2006 increased primarily due to salaries and benefit-related costs, including compensation cost related to SFAS No. 123R, over the same period in fiscal 2005. Our marketing and selling costs decreased during the fiscal year ended June 30, 2006 over the same period in fiscal 2005 primarily due to the cost savings associated with reduced other marketing expenses and the closing of our Germany sales office. Our loss from continuing operations before income taxes decreased approximately $392,000 for the fiscal year ended June 30, 2006 over the same period in fiscal 2005.

The following is a discussion of our results of operations for our fiscal years ended June 30, 2006, 2005, and 2004. All items are discussed on a consolidated basis.

Fiscal Year Ended June 30, 2006 (“Fiscal 2006”)
Compared to Fiscal Year Ended June 30, 2005 (“Fiscal 2005”)

Revenue

Our revenues were $37.6 million for the fiscal year ended June 30, 2006 compared to revenues of $31.6 million for the fiscal year ended June 30, 2005. Total revenues increased $6.0 million, or 18.9 percent, for fiscal 2006 compared to fiscal 2005. The increase in revenue was mostly due to continued growth in premium and tabletop conferencing products sales of approximately $3.6 million, professional audio conferencing products sales of approximately $2.2 million, and net sales in other product lines of approximately $175,000.

We evaluate, at each quarter-end, the inventory in the channel through information provided by certain of our distributors.  The level of inventory in the channel will fluctuate up or down, each quarter, based upon our distributors’ individual operations.  Accordingly, each quarter-end revenue deferral is calculated and recorded based upon the underlying, estimated channel inventory at quarter-end.  During the fiscal years ended June 30, 2006 and 2005, the net change in deferred revenue based on the net movement of inventory in the channel was a net (deferral) of ($816,000) and a net recognition $1.1 million in revenue, respectively. Approximately $700,000 of the net (deferral) during fiscal 2006 related to the Company’s customers affected by the RoHS Directive ordering additional product during the fourth quarter of 2006 in anticipation of an inability to get product after June 30, 2006 until the Company’s product lines become compliant with the RoHS Directive.

The following table indicates the number of individual unit shipments to our distributors for certain of our product lines for the fiscal years ended June 30, 2006 and 2005. Due to our current revenue recognition policy, the figures do not tie directly to recognized revenues because revenues are recognized when the return rights lapse rather than at the time of shipment.

	Year Ended June 30,
	(by individual unit)
	2006	2005
Professional audio conferencing	13,212	10,786
Premium and tabletop conferencing	25,283	11,782

Total revenues from sales outside of the United States accounted for 28.5 percent of total revenue for fiscal 2006 and 25.9 percent of total revenue for fiscal 2005.

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

The following table shows our COGS and gross profit together with each item’s amount as a percentage of total revenue:

	Year Ended June 30,
	(in thousands of dollars)
	2006		2005
		% of Revenue		% of Revenue

Cost of goods sold	$19,284	51.2%	$14,951	47.2%

Gross profit	$18,348	48.8%	$16,694	52.8%

COGS increased by approximately $4.3 million, or 29.0 percent, to $19.3 million for the fiscal year ended June 30, 2006 compared with $15.0 million for the fiscal year ended June 30, 2005. The increase in COGS from fiscal 2005 to fiscal 2006 was primarily attributable to the mix and magnitude of the $6.0 million or 18.9 percent increase in total revenue partially offset by an incremental deferral of $604,000 more during fiscal 2006 versus fiscal 2005 in the deferred COGS where return rights had not lapsed. We had a $431,000 increase in our write-off of product inventory.

COGS for the fiscal years ended June 30, 2006 and 2005, includes $520,000 and ($84,000) in net increases (decreases) related to the deferral of product revenue from the respective deferral at June 30, 2005 and 2004 because return rights had not lapsed. Approximately $300,000 of the net increase during 2006 related to the Company’s customers affected by the RoHS Directive ordering additional product during the fourth quarter of 2006 in anticipation of an inability to get product after June 30, 2006 until the Company’s product lines become compliant with the RoHS Directive.

Our gross profit from continuing operations was $18.3 million, or 48.8 percent of revenue, for the fiscal year ended June 30, 2006 compared to $16.7 million, or 52.8 percent of revenue, for the fiscal year ended June 30, 2005. The increase in gross profit of $1.7 million, or 9.9 percent, is mostly due to the $6.0 million, or 18.9 percent, increase in revenue mix from sales of premium and tabletop conferencing products and professional conferencing products partially offset by the change in deferred gross profit where return rights had not lapsed. Deferred gross profit changed from a net increase in recognized gross profit of $968,000 during fiscal 2005 compared to a net (reduction) in recognized gross profit of ($296,000) during fiscal 2006. The change in gross profit was also negatively impacted by reduced prices on certain end-of-life products and the $431,000 increase in product inventory write-offs. During the past eight quarters, the gross profit percentage has ranged from a high of 55.8 percent in the three months ended June 30, 2005 to a low of 43.7 percent for the three months ended September 30, 2004. We believe quarterly fluctuations will continue to occur based upon actual product mix.

Operating Expenses

Our operating expenses were $20.1 million for the fiscal year ended June 30, 2006, an increase of $2.0 million, or 10.8 percent, from $18.1 million for the fiscal year ended June 30, 2005. The increase in operating expenses is primarily related to increased research and product development expenses, the reduced benefit related to the settlement in the shareholders’ class action, and the introduction of compensation cost related to SFAS No. 123R, partially offset by decreased spending in marketing and selling. The following is a more detailed discussion of expenses related to marketing and selling, research and product development, general and administrative, and settlement in shareholders’ class action.

Marketing and selling expenses. Marketing and selling expenses include selling, customer service, and marketing expenses such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses. Total marketing and selling expenses decreased $1.2 million, or 13.3 percent, to $7.9 million for the fiscal year ended June 30, 2006 compared with the fiscal year ended June 30, 2005 expenses of $9.1 million. As a percentage of revenues, marketing and selling expenses were 20.9 percent for fiscal 2006 and 28.7 percent for fiscal 2005. The decrease in marketing and selling expenses from fiscal 2005 to fiscal 2006 was primarily attributable to a decrease of approximately $820,000 of other marketing and selling expenses and a decrease in our international sales offices of approximately $580,000 partially offset by an increase in employee related expenses of $100,000 and the addition of SFAS No. 123R compensation cost of $99,000.

Research and product development expenses. Research and product development expenses include research and development, product management, engineering services, and test and application expenses, including employee-related costs, outside services, expensed materials, depreciation, and an allocation of overhead expenses. Total research and product development expenses increased $3.0 million, or 56.4 percent, to $8.3 million for the fiscal year ended June 30, 2006 compared with the fiscal year ended June 30, 2005 expenses of $5.3 million. As a percentage of revenues, research and product development expenses were 22.1 percent for fiscal 2006 and 16.8 percent for fiscal 2005. The increase in product development expenses from the levels for fiscal 2005 to the levels for fiscal 2006 was due to ongoing research and product development efforts, expenditures related to bringing the Company’s product offerings into compliance with the RoHS Directive, and the addition of SFAS No. 123R compensation cost of $203,000.

General and administrative expenses. General and administrative expenses (“G&A expenses”) include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs, including costs associated with the SEC investigation and subsequent litigation, and corporate administrative costs, including finance and human resources. Total G&A expenses decreased $381,000, or 6.9 percent, to $5.1 million for the fiscal year ended June 30, 2006 compared with the fiscal year ended June 30, 2005 expenses of $5.5 million. As a percentage of revenues, G&A expenses were 13.6 percent for fiscal 2006 and 17.3 percent for fiscal 2005. A summary of our general and administrative expenses are as follows:

	Year Ended June 30,
	(in thousands of dollars)
	2006	2005

Total G&A before discontinued operations	$5,108	$5,742
OM Video G&A	-	(253)
Total G&A from continuing operations	$5,108	$5,489

Professional fees (SEC investigation and subsequent litigation)	$493	$997
Professional fees (Other)	1,797	1,993
Compensation cost related to SFAS No. 123R	756	-
Severance payments to executives	93	-
Other general and administrative expense	1,969	2,499
Total G&A from continuing operations	$5,108	$5,489

We attribute the decrease in G&A as a percentage of revenues to 13.6 percent for fiscal 2006 from 17.3 percent for fiscal 2005 mostly due to a $530,000 decrease in other general and administrative expense, a $504,000 decrease in SEC investigation and subsequent litigation related professional fees, and $196,000 decrease in other professional fees, including accounting and audit fees, partially offset by the addition of SFAS No. 123R compensation cost of $756,000 and an increase of $93,000 in severance payments to executives.

Settlement in shareholders’ class action expense (benefit). We attribute the decrease in benefit for settlement in shareholders’ class action expense as a percentage of revenue to (3.2) percent for the fiscal year ended June 30, 2006 from (6.5) percent for the fiscal year ended June 30, 2005 to the quarterly mark-to-market of the liability associated with the 1.2 million shares of common stock that were issued in November 2004 (fiscal 2005) and September 2005 (fiscal 2006) to class members and their legal counsel as part of the December 2003 (fiscal 2004) settlement agreement. This mark-to-market adjustment of the stock to reflect the current liability amount associated with the 1.2 million shares was based upon the closing price of the Company’s common stock at the end of each quarter through the date the shares were issued on September 29, 2005. Accordingly, we will no longer recognize any expense (benefit) associated with these stock price fluctuations.

Operating loss. For the fiscal year ended June 30, 2006, our operating loss increased $306,000, or 21.6 percent, to ($1.7 million) on revenue of $37.6 million, from an operating loss of ($1.4 million) on revenue of $31.6 million for the fiscal year ended June 30, 2005. As discussed above, the factors mostly affecting this increase in operating loss were an increase in research and product development expenses of $3.0 million and a decrease in settlement in shareholders’ class action benefit of $841,000 partially offset by an increase in gross margin profit of $1.7 million, a decrease in marketing and selling expenses of $1.2 million, and a decrease in general and administrative expenses of $381,000. Additionally, the decrease in impairment losses and restructuring charge of $290,000 was related to our decision to outsource our Salt Lake City manufacturing operations during fiscal 2005.

Other income (expense), net. Other income (expense), net, includes our interest income, interest expense, capital gains, gain (loss) on the disposal of assets, and currency gain (loss). Other income was $1.0 million for the fiscal year ended June 30, 2006, an increase of $698,000, or 219.5 percent, from income of $318,000 for the fiscal year ended June 30, 2005. The increase in other income for fiscal 2006 over the same period in fiscal 2005 was primarily due to an increase in interest income associated with our marketable securities and a decrease in interest expense related to our Oracle system-related note payable.

Loss from continuing operations before income taxes. Loss from continuing operations decreased $392,000, or 35.8 percent to ($704,000) for the fiscal year ended June 30, 2006 compared with the fiscal year ended June 30, 2005 loss from continuing operations of ($1.1 million). As a percentage of revenues, loss from continuing operations was (1.9) percent for fiscal 2006 and (3.5) percent for fiscal 2005. We attribute the change in loss from continuing operations to the results of operations described above.

Benefit for income taxes. Benefit for income taxes from continuing operations was $870,000 for the fiscal year ended June 30, 2006 and $3.2 million for the fiscal year ended June 30, 2005. The decrease in the benefit is mostly due to the income from discontinued operations during fiscal 2005 being larger than the similar income in fiscal 2006. The Company was able to partially decrease a portion of the valuation allowance against deferred tax assets based upon this income from discontinued operations. Given the Company’s history of consecutive years of losses from continuing operations, we followed the guidance of SFAS No. 109, “Accounting for Income Taxes,” and recorded a valuation allowance against certain deferred tax assets where it is not considered more likely than not that the deferred tax assets will be realized. As of June 30, 2006 and 2005, we have fully reserved against our net deferred tax assets.

Income from discontinued operations, net of tax. Income from discontinued operations, net of tax, includes the gain on the sale of our conferencing services business and the funds from the Indemnity Escrow account from Premiere related to the sale of our conferencing services business which was sold on July 1, 2004; income from discontinued operations related to our Canadian audiovisual integration business (“OM Video”); the gain on the March 4, 2005 sale of OM Video; payments on our note receivable related to the sale of OM Video; and payments on our note receivable related to the sale to Burk. The total income from discontinued operations was $1.9 million for the fiscal year ended June 30, 2006, a decrease of $12.0 million or 86.1 percent, from $13.9 million for the fiscal year ended June 30, 2005.

We received funds from the Indemnity Escrow account from Premiere, net of tax, of $729,000 for fiscal 2006 while we realized a gain, net of tax, on the sale of $13.4 million for fiscal 2005.

We received payments on our OM Video note receivable, net of tax, of $248,000 for fiscal 2006 while OM Video services income, net of tax, was $174,000 for fiscal 2005 and a gain on the sale of OM Video, net of tax, was $227,000 for the same period in fiscal 2005. OM Video audiovisual integration services business revenue was $3.8 million for fiscal 2005.

On August 22, 2005 we entered into a Mutual Release and Waiver with Burk pursuant to which Burk paid us $1.3 million in full satisfaction of the promissory note, which included a discount of $119,000. As part of the Mutual Release and Waiver Agreement, we waived any right to future commission payments from Burk and we granted mutual releases to one another with respect to claims and liabilities. We realized a gain, net of tax, of $953,000 for fiscal 2006. We received payment on our Burk note receivable, net of tax, of $144,000 for fiscal 2005.

Fiscal Year Ended June 30, 2005 (“Fiscal 2005”)
Compared to Fiscal Year Ended June 30, 2004 (“Fiscal 2004”)

Revenue

For the fiscal years ended June 30, 2005 and 2004, revenues by business segment were as follows:

	Year Ended June 30,
	(in thousands of dollars)
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

We evaluate, at each quarter-end, the inventory in the channel through information provided by certain of our distributors.  The level of inventory in the channel will fluctuate up or down, each quarter, based upon our distributors’ individual operations.  Accordingly, each quarter-end revenue deferral is calculated and recorded based upon the underlying, estimated channel inventory at quarter-end.  During the fiscal year ended June 30, 2005, the net change in deferred revenue based on the net movement of inventory in the channel was a net recognition of $1.1 million.

The following table indicates the number of individual unit shipments to our distributors for certain of our product lines for the fiscal years ended June 30, 2005 and 2004. Due to our current revenue recognition policy, the figures do not tie directly to recognized revenues because revenues are recognized when the return rights lapse rather than at the time of shipment.

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

Costs of Goods Sold and Gross Profit

COGS from the product segment includes expenses associated with finished goods purchased from outsourced manufacturers, the manufacture of our products, including material and direct labor, our manufacturing and operations organization, property and equipment depreciation, warranty expense, freight expense, royalty payments, and the allocation of overhead expenses.

The following table shows our COGS and gross profit together with each item’s amount as a percentage of total revenue:

	Year Ended June 30,
	(in thousands of dollars)
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

COGS for the fiscal year ended June 30, 2005, includes ($84,000) in net (decreases) related to the deferral of product revenue from the deferral at June 30, 2004 because return rights had not lapsed.

Our gross profit from continuing operations was $16.7 million, or 52.8 percent of revenue, for the fiscal year ended June 30, 2005 compared to $11.6 million, or 41.4 percent of revenue, for the fiscal year ended June 30, 2004. The increase in gross profit of $5.1 million, or 44.1 percent, is mostly due to the $3.7 million, or 13.2 percent, increase in total revenue sales of professional conferencing products and premium and tabletop conferencing products partially offset by the change in deferred gross profit where return rights had not lapsed. The increase in gross profit was also impacted by reduced inventory write-offs, cost cutting, and improved efficiencies. Deferred gross profit changed from a net increase in gross profit of $968,000 during fiscal 2005.

Operating Expenses

Our operating expenses were $18.1 million in fiscal 2005, a decrease of $5.5 million, or 23.2 percent, from $23.6 million in fiscal 2004. The decrease in operating expenses from fiscal 2004 to fiscal 2005 is primarily related to a decrease in expenses related to the settlement in the shareholders’ class action and other general and administrative expenses partially offset by increased marketing and selling and research and product development employee-related expenses. The following is a more detailed discussion of expenses related to marketing and selling, research and product development, general and administrative, settlement in shareholders’ class action, and impairment and restructuring charges.

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

General and administrative expenses. G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs, including costs associated with the SEC investigation and subsequent litigation, and corporate administrative costs, including finance and human resources. Total G&A expenses decreased $1.3 million, or 18.9 percent, to $5.5 million in fiscal 2005 compared with fiscal 2004 expenses of $6.8 million. As a percentage of revenues, G&A expenses were 17.3 percent in fiscal 2005 and 24.2 percent in fiscal 2004. A summary of our G&A expenses are as follows:

	Year Ended June 30,
	(in thousands of dollars)
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

Operating loss. For fiscal 2005, our operating loss decreased $10.6 million, or 88.2 percent, to ($1.4 million) on revenue of $31.6 million, from an operating loss of ($12.0 million) on revenue of $28.0 million in fiscal 2004. The factors affecting this decrease in operating loss were a decrease in general and administrative expenses of $1.3 million, a decreased in settlement in shareholders’ class action of $6.1 million, and an increase in gross profit of $5.1 million, partially offset by an increase in research and product development expenses of $1.1 million, an increase in marketing and selling expenses of $573,000, and a restructuring and related impairment charge of $290,000 related to our decision to outsource our U.S. product manufacturing.

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

Income from discontinued operations, net of tax. Income from discontinued operations, net of tax, includes our Canadian audiovisual integration services business which was sold on March 4, 2005, our conferencing services segment which was sold on July 1, 2004, our U.S. audiovisual integration services business which was sold on May 6, 2004, and payments received on our note receivable and commissions related to the sale of our remote control product line to Burk Technology in April 2001. The income from discontinued operations was $13.9 million in fiscal 2005, an increase of $12.3 million or 753.1 percent, from $1.6 million in fiscal 2004.

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

We realized a gain, net of tax, on the Burk sale of $144,000 for fiscal 2005, an increased of $86,000, from a gain, net of tax, of $58,000 in fiscal 2004. The increase was due to quarterly payments from Burk on the promissory note.

SUBSEQUENT EVENTS

Sale of our Document and Educational Camera Manufacturing and Sales Business. On August 23, 2006, we entered into an Asset Purchase Agreement with Ken-A-Vision Manufacturing Company, Inc. (“KAV”), a privately held manufacturer of camera solutions for education, audio visual, research, and manufacturing applications, to sell inventory, equipment, tools, and certain intellectual property pertaining to our document and education camera product line. KAV also agreed to assume certain warranty obligations with respect to historical Company camera product sales. The purchase price, which was subject to adjustment based upon the quantities of a mix of finished good inventory to be delivered to KAV, as defined in the agreement, was $635,000. The sale closed on August 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, our cash and cash equivalents were approximately $1.2 million and our marketable securities were approximately $20.6 million, which represented an overall increase of $4.1 million in our balances from June 30, 2005 which were cash and cash equivalents of approximately $1.9 million and our marketable securities of approximately $15.8 million. We had an overall increase of $11.7 million from our balances at June 30, 2004, which were cash and cash equivalents of approximately $4.2 million and marketable securities totaling approximately $1.8 million.

Net cash flows provided by operating activities were $2.2 million in fiscal 2006, an increase of $2.5 million, from the net cash flows used in operating activities of ($370,000) million in fiscal 2005. The increase was attributable to a decrease of $4.8 million in cash used in changes in working capital partially offset by a $143,000 decrease in cash provided by non-cash expenses, a decrease in net income from continuing operations of $2.0 million, and a $168,000 decrease in cash provided by discontinued operations.

Net cash flows (used in) operating activities were ($370,000) in fiscal 2005, a decrease of $1.5 million, from the net cash flows provided by operating activities of $1.1 million in fiscal 2004. The decrease was attributable to a decrease of $4.8 million in non-cash expenses from fiscal 2004, a decrease of $7.7 million in cash provided by changes in working capital, and a $2.6 million decrease in cash provided by discontinued operations, partially offset by an increase in net income from continuing operations of $13.7 million.

Net cash flows used in investing activities were $2.8 million in fiscal 2006, a decrease of $1.8 million, from the net cash flows used in investing activities of $1.0 million in fiscal 2005. The change was primarily attributable to a decrease in net cash provided by discontinued operations of $12.2 million partially offset by a decrease in the net (purchase) of marketable securities of approximately $9.3 million, a decrease in the purchase of property and equipment of $912,000, and an increase in the proceeds from the sale of property and equipment of $222,000.

Net cash flows (used in) investing activities were ($1.0 million) in fiscal 2005, a decrease of $472,000, from the net cash flows (used in) investing activities of ($1.5 million) in fiscal 2004. The decrease was primarily attributable to an increase in the net purchases of marketable securities of $14.2 million partially offset by an increase in cash provided by discontinued investing activities of $14.3 million.

We did not have any net cash flows (used in) financing activities in fiscal 2006, a decrease of $940,000, from the net cash flows (used in) financing activities of ($940,000) in fiscal 2005. This increase was attributable to a $940,000 decrease in cash used in payments on note payable and capital lease obligations.

Net cash flows (used in) financing activities were ($940,000) in fiscal 2005, a decrease of $577,000, from the net cash flows (used in) financing activities of ($1.5 million) in fiscal 2004. This decrease was primarily attributable to a $770,000 decrease in cash used in discontinued operations offset by an increase of payments on long-term debt and capital leases of $256,000.

We have no off-balance-sheet financing arrangements with related parties and no unconsolidated subsidiaries. Contractual obligations related to our operating leases at June 30, 2006 are summarized below (in thousands of dollars):

	Payments Due by Period
Contractual Obligations	Total	One year or less	Two to Three Years	Four to Five Years	After Five Years

Operating Leases	$4,847	$646	$1,306	$1,287	$1,608

Total Contractual
Cash Obligations	$4,847	$646	$1,306	$1,287	$1,608

At June 30, 2006, we had open purchase orders related to our contract manufacturers and other contractual obligations of approximately $4.3 million primarily related to inventory purchases.

We have non-cancellable, non-returnable, and long-lead time commitments with our outsourced manufacturers and certain suppliers for inventory components that will be used in production. Our exposure associated with these commitments is approximately $1.9 million. We also have certain commitments with our outsourced manufacturers for raw material inventory that is used in production on an on-going basis. Our exposure associated with this inventory is approximately $900,000.

As previously discussed, on March 4, 2005, we sold all of the issued and outstanding stock of ClearOne Canada to 6351352 Canada Inc. ClearOne Canada owned all the issued and outstanding stock of Stechyson Electronics, Ltd., which conducts business under the name OM Video. For the first two quarters of fiscal 2006 and during all of fiscal 2005, we received total payments, including interest, of $300,000 and $150,000, respectively, on the note receivable. Through December 31, 2005, all payments had been received and $854,000 of the promissory note remained outstanding; however, 6351352 Canada Inc. failed to make any subsequent, required payments under the note receivable until June 30, 2006 when it paid $50,000. 6351352 Canada Inc. is in default and we are currently considering our collection options.

As discussed herein, on April 12, 2001, we sold the assets of the remote control portion of our RFM/Broadcast division to Burk for $750,000 in cash at closing, $1.8 million in the form of a seven-year promissory note, with interest at the rate of 9.0 percent per year, and up to $700,000 as a commission over a period of up to seven years. On August 22, 2005, we entered into a Mutual Release and Waiver Agreement with Burk pursuant to which Burk paid us $1.3 million in full satisfaction of the promissory note. We realized a pre-tax gain on the sale of $1.3 million for fiscal 2006, $187,000 for fiscal 2005, and $93,000 for fiscal 2004.

As detailed elsewhere in this filing, on July 1, 2004, we sold our conferencing services business segment to Premiere for $21.3 million. Of the purchase price, $1.0 million was placed into an 18-month Indemnity Escrow account. We received the $1.0 million in the Indemnity Escrow account in January 2006. We realized a pre-tax gain on the sale of $1.0 million for fiscal 2006 and $17.4 million for fiscal 2005.

Beginning in January 2003 and continuing through the date of this report, we have incurred significant costs with respect to the defense and settlement of legal proceedings and the audits of our consolidated financial statements. Restatement of fiscal 2002 and fiscal 2001 consolidated financial statements and the fiscal 2004 and fiscal 2003 audits were significantly more complex, time consuming, and expensive than we originally anticipated. The extended time commitment required to complete the restatement of financial information continues to be costly and divert our resources, as well as have a material effect on our results of operations. We paid $127,000 in fiscal 2006, $2.5 million in fiscal 2005, and $2.5 million in fiscal 2004 in cash to settle the shareholders’ class action lawsuit. We have incurred legal fees in the amount of approximately $1.9 million from January 2003 through the date hereof and we have incurred audit and tax fees in the amount of approximately $3.7 million from January 2004 through the date hereof.

During fiscal 2006, we increased our research and development spending for new product development, including the hiring of new engineering and support staff, as well as increased spending on software, hardware, prototype development and testing. We have also invested in the introduction of new products, including the Converge 560/590, the MaxAttach IP and Max IP, the Tabletop Controller for XAP Platform, as well as the Chat 50/150, and Converge Pro. We have also invested approximately $300,000 on the RoHS Directive compliance efforts. We intend to invest capital resources into growth, improving our infrastructure, and a common stock buy-back program. We do not currently anticipate using capital resources for shareholder dividends or for significant acquisition activities.

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

ISSUED BUT NOT YET ADOPTED ACCOUNTING PRONOUNCEMENTS

Accounting for Asset Retirement Obligations in the European Union

In June 2005, the FASB issued a FASB Staff Position (“FSP”) interpreting SFAS No. 143, “Accounting for Asset Retirement Obligations,” specifically FSP No. 143-1, “Accounting for Electronic Equipment Waste Obligations.” FSP No. 143-1 addresses the accounting for obligations associated with Directive 2002/96/EC, “Waste Electrical and Electronic Equipment,” which was adopted by the European Union (“EU”). The FSP provides guidance on how to account for the effects of the Directive but only with respect to historical waste associated with products placed on the market on or before August 13, 2005.  FSP No. 143-1 was effective beginning with our fiscal 2006 financial statements. We do not believe the adoption of FSP No. 143-1 had a material effect on our business, results of operations, financial position, or liquidity.

Inventory Costs

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43”, which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 was effective beginning our fiscal 2006 financial statements. There was not a significant impact on our business, results of operations, financial position, or liquidity from the adoption of this standard.

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

Other-Than-Temporary Impairment

In March 2004, the FASB issued Emerging Issues Task Force (“EITF”) No. 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” which provides new guidance for assessing impairment losses on debt and equity investments. The new impairment model applies to investments accounted for under the cost or equity method and investments accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” EITF No. 03-01 also includes new disclosure requirements for cost method investments and for all investments that are in an unrealized loss position. In September 2004, the FASB delayed the accounting provisions of EITF No. 03-01; however the disclosure requirements remain effective. We do not expect the adoption of this EITF, when the delay is suspended, to have a material impact on our business, results of operations, financial position, or liquidity.

Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. Under FIN 48, the tax effects of a position should be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. FIN 48 also requires significant new annual disclosures in the notes to the financial statements. The effect of adjustments at adoption should be recorded directly to beginning retaining earnings in the period of adoption and reported as a change in accounting principle. Retroactive application is prohibited under FIN 48. We are required to adopt FIN 48 at the beginning of fiscal 2008. We are currently evaluating the impact of FIN 48 on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in the value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, and equity prices. Changes in these factors could cause fluctuations in the results of our operations and cash flows. In the ordinary course of business, we are exposed to foreign currency and interest rate risks. These risks primarily relate to the sale of products and services to foreign customers and changes in interest rates on any interest-bearing investments or notes receivable, notes payable, or capital leases.

Our investment securities consist primarily of shares in 28-day and 35-day local municipal agency obligations that have a par value of $1.00. These certificates have a rating of A or higher. Our investment securities also consist of shares in triple-A rated short-term money market funds that typically invest in U.S. Treasury, U.S. government agency, and highly rated corporate securities. Since these funds are managed in a manner designed to maintain a $1.00 per share market value, we do not expect any material changes in market values as a result of increase or decrease in interest rates. A hypothetical one percent change in market interest rates over the next year on our marketable securities of $20.6 million at June 30, 2006 would not have a material effect on our business, results of operations, financial position, or liquidity.

We did not have any notes payable and capital lease obligations as of June 30, 2006. Accordingly, we do not have significant exposure to changing interest rates. We have not undertaken any additional actions to cover market interest rate market risk and are not a party to any other interest rate market risk management activities. We do not purchase or hold any derivative financial instruments. A hypothetical 10 percent change in market interest rates over the next year would not have a material effect on our business, results of operations, financial position, or liquidity.

Although our subsidiaries enter into transactions in currencies other than their functional currency, foreign currency exposures arising from these transactions are not material. The greatest foreign currency exposure arises from the remeasurement of our net equity investment in our subsidiaries to U.S. dollars. The primary currency to which we had exposure was the Canadian Dollar; however, we sold our Canadian subsidiary on March 4, 2005 to a private investment group. Accordingly, the fair value of our net foreign investments would not be materially affected by a 10 percent adverse change in foreign currency exchange rates from the June 30, 2006 levels.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The response to this item is submitted as a separate section of this Form 10-K beginning on page F-1.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

As required by Rule 13a-15 under the Exchange Act, we have completed an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Interim Chief Financial Officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of June 30, 2006. Based upon this evaluation and as a result of the material weaknesses discussed below, our management, including the Chief Executive Officer and the Interim Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective as of June 30, 2006. Management nevertheless has concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our results of operations and financial position for the periods presented in conformity with generally accepted accounting principles.

A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely basis by management or employees in the normal course of performing their assigned functions. As of June 30, 2006, we identified the following material weakness in our internal controls and procedures:

•
Ineffective financial statement close process. We have a material weakness in the timeliness of the monthly close process to effect a timely financial statement close. Accounting personnel have not been able to focus full attention to correcting this weakness due to their focus on the preparation, audit, and issuance for the restated fiscal 2001, restated fiscal 2002, and fiscal 2003, 2004, and 2005 consolidated financial statements as well as the interim fiscal 2006 condensed consolidated financial statements.

There were no changes to any reported financial results that have been released by us in this or any other filings as a result of the above-described material weakness; however, the following actions have continued in response to the timeliness of the closing process noted above:

•
Evaluation of the staffing, organizational structure, systems, policies and procedures, and other reporting processes, to improve the timeliness of closing these accounts and to enhance the timely review and supervision.

We have committed resources to date to the reviews and remedies described above, although certain of such items are on-going as of this filing date, and it will take time to realize the benefits. We believe that the steps taken to date, along with certain other remediation plans we are currently undertaking, including those described above, will address the material weakness that affected our internal controls and procedures over financial reporting for the year ended June 30, 2006. We will continue our on-going evaluation and expect to improve our internal controls as necessary to assure their effectiveness.

Other than as described above, since the evaluation date, there has been no change in our internal controls and procedures over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls and procedures over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information about our Directors may be found under the caption “Election of Directors” of our Proxy Statement for the Annual Meeting of Shareholders to be held November 20, 2006 (the “Proxy Statement”). That information is incorporated herein by reference.

The information in the Proxy Statement set forth under the captions “Executive Officers,” “Executive Compensation,” and “Director Compensation and Committees” is incorporated herein by reference.

The information in the Proxy Statement set forth under the caption “Compliance with Section 16(a) of the Securities Exchange Act” is incorporated herein by reference.

We have adopted the ClearOne Code of Ethics, a code that applies to each Company officer, director, and employee. The ClearOne Code of Ethics is publicly available on our website at www.clearone.com.

ITEM 11. EXECUTIVE COMPENSATION

The information in the Proxy Statement set forth under the caption “Executive Compensation” and “Director Compensation and Committees” is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the Proxy Statement set forth under the caption “Stock Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the captions “Certain Relationships and Related Transactions” of the Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services appears in the Proxy Statement under the heading “Ratification of the Appointment of Principal Accountants” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

The following financial statements are filed as part of this report in a separate section of this Form 10-K beginning on page F-1.

Report of Independent Registered Public Accounting Firm - Hansen Barnett & Maxwell
Report of Independent Registered Public Accounting Firm - KPMG LLP
Consolidated Balance Sheets as of June 30, 2006 and 2005
Consolidated Statements of Operations and Comprehensive Income (Loss) for fiscal years ended
June 30, 2006, 2005, and 2004
Consolidated Statements of Shareholders’ Equity for fiscal years ended June 30, 2006, 2005, and 2004
Consolidated Statements of Cash Flows for fiscal years ended June 30, 2006, 2005, and 2004
Notes to Consolidated Financial Statements

2. Financial Statement Schedules

All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements and notes thereto.

3. Exhibits

The following documents are included as exhibits to this report.

Exhibit	SEC Ref.
No.	No.	Title of Document	Location
3.1	3	Articles of Incorporation and amendments thereto	Incorp. by reference[1]
3.2	3	Bylaws	Incorp. by reference[2]
10.1	10	Employment Separation Agreement between ClearOne Communications, Inc. and Frances Flood, dated December 5, 2003.*	Incorp. by reference[5]
10.2	10	Employment Separation Agreement between ClearOne Communications, Inc. and Susie Strohm, dated December 5, 2003.*	Incorp. by reference[5]
10.6	10	Joint Prosecution and Defense Agreement dated April 1, 2004 between ClearOne Communications, Inc. Parsons Behle & Latimer, Edward Dallin Bagley and Burbidge & Mitchell, and amendment thereto	Incorp. by reference[5]
10.7	10	Asset Purchase Agreement dated May 6, 2004 between ClearOne Communications, Inc. and M:SPACE, Inc.	Incorp. by reference[5]
10.8	10	Asset Purchase Agreement among Clarinet, Inc., American Teleconferencing Services, Ltd. doing business as Premiere Conferencing, and ClearOne Communications, Inc., dated July 1, 2004	Incorp. by reference[8]
10.9	10	Stock Purchase Agreement dated March 4, 2005 between 6351352 Canada Inc. and Gentner Ventures, Inc., a wholly owned subsidiary of ClearOne Communications, Inc.	Incorp. by reference[5]
10.10	10	Settlement Agreement and Release between ClearOne Communications, Inc. and DeLonie Call dated February 20, 2006*	Incorp. by reference[7]
10.11	10	1990 Incentive Plan	Incorp. by reference[3]
10.12	10	1998 Stock Option Plan	Incorp. by reference[4]

10.13	10	Employment Settlement Agreement and Release between ClearOne Communications, Inc. and Gregory Rand dated February 27, 2004*	Incorp. by reference[5]
10.14	10	Employment Settlement Agreement and Release between ClearOne Communications, Inc. and George Claffey dated April 6, 2004*	Incorp. by reference[5]
10.15	10	Employment Settlement Agreement and Release between ClearOne Communications, Inc. and Michael Keough dated June 16, 2004*	Incorp. by reference[5]
10.16	10	Employment Settlement Agreement and Release between ClearOne Communications, Inc. and Angelina Beitia dated July 15, 2004*	Incorp. by reference[5]
10.17	10	Manufacturing Agreement between ClearOne Communications, Inc. and Inovar, Inc. dated August 1, 2005	Incorp. by reference[6]
10.18	10	Mutual Release and Waiver between ClearOne Communications, Inc. and Burk Technology, Inc. dated August 22, 2005	Incorp. by reference[6]
10.19	10	Office Lease between Edgewater Corporate Park, LLC and ClearOne Communications, Inc. dated June 5, 2006	This filing
14.1	14	Code of Ethics, approved by the Board of Directors on August 23, 2006	This filing
21.1	21	Subsidiaries of the registrant	This filing
31.1	31	Section 302 Certification of Chief Executive Officer	This filing
31.2	31	Section 302 Certification of Interim Chief Financial Officer	This filing
32.1	32	Section 1350 Certification of Chief Executive Officer	This filing
32.2	32	Section 1350 Certification of Interim Chief Financial Officer	This filing
99.1	99	Audit Committee Charter, adopted November 18, 2004	Incorp. by reference[5]
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
7 Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005.
8 Incorporated by reference to the Registrant’s Current Report on Form 8-K filed July 1, 2004.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARONE COMMUNICATIONS, INC.

September 14, 2006	By:	/s/ Zeynep Hakimoglu
Zeynep Hakimoglu
President, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zeynep Hakimoglu	President, Chief Executive Officer, and Director	September 14, 2006
Zeynep Hakimoglu	(Principal Executive Officer)

/s/ Craig E. Peeples	Interim Chief Financial Officer	September 14, 2006
Craig E. Peeples	(Principal Financial and Accounting Officer)

/s/ Edward Dallin Bagley	Chairman of the Board of Directors	September 14, 2006
Edward Dallin Bagley

/s/ Brad R. Baldwin	Director	September 14, 2006
Brad R. Baldwin

/s/ Larry R. Hendricks	Director	September 14, 2006
Larry R. Hendricks

/s/ Scott M. Huntsman	Director	September 14, 2006
Scott M. Huntsman

/s/ Harry Spielberg	Director	September 14, 2006
Harry Spielberg

ITEM 8. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm -
Hansen Barnett & Maxwell

To the Board of Directors and the Shareholders
ClearOne Communications, Inc.

We have audited the accompanying consolidated balance sheets of ClearOne Communications, Inc. and subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ClearOne Communications, Inc. and subsidiaries as of June 30, 2006 and 2005 and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

HANSEN BARNETT & MAXWELL

Salt Lake City, Utah
August 21, 2006

Report of Independent Registered Public Accounting Firm -
KPMG LLP

The Board of Directors and Shareholders
ClearOne Communications, Inc.:

We have audited the accompanying consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows of ClearOne Communications, Inc. and subsidiaries for the year ended June 30, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of ClearOne Communications, Inc. and subsidiaries for the year ended June 30, 2004 in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Salt Lake City, Utah
December 15, 2005

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars, except per share amounts)

	June 30,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$1,240	$1,892
Marketable securities	20,550	15,800
Accounts receivable, net of allowance for doubtful accounts of $49 and $46, respectively	7,784	6,859
Inventories, net	7,025	5,806
Income tax receivable	2,607	3,952
Deferred income taxes, net	128	270
Prepaid expenses	255	300
Total current assets	39,589	34,879

Property and equipment, net	1,647	2,805
Intangibles, net	154	322
Other assets	15	15
Total assets	$41,405	$38,021

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,597	$2,163
Accrued liabilities	2,397	5,622
Deferred product revenue	5,871	5,055
Total current liabilities	10,865	12,840

Deferred income taxes, net	128	270
Total liabilities	10,993	13,110

Commitments and contingencies (see Notes 7 and 10)

Shareholders' equity:
Common stock, 50,000,000 shares authorized, par value $0.001,
12,184,727 and 11,264,233 shares issued and outstanding, respectively	12	11
Additional paid-in capital	52,764	49,393
Deferred compensation	-	(33)
Accumulated deficit	(22,364)	(24,460)
Total shareholders' equity	30,412	24,911
Total liabilities and shareholders' equity	$41,405	$38,021

See accompanying notes to consolidated financial statements

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands of dollars, except per share amounts)

	Years Ended June 30,
	2006	2005	2004

Revenue:
Product	$37,632	$31,645	$27,836
Business services	-	-	130
Total revenue	37,632	31,645	27,966

Cost of goods sold:
Product	18,603	14,701	13,683
Product inventory write-offs	681	250	2,696
Total cost of goods sold	19,284	14,951	16,379
Gross profit	18,348	16,694	11,587

Operating expenses:
Marketing and selling	7,866	9,070	8,497
Research and product development	8,299	5,305	4,237
General and administrative	5,108	5,489	6,767
Settlement in shareholders' class action	(1,205)	(2,046)	4,080
Impairment losses (see Note 20)	-	180	-
Restructuring charge (see Note 20)	-	110	-
Total operating expenses	20,068	18,108	23,581

Operating loss	(1,720)	(1,414)	(11,994)

Other income (expense), net:
Interest income	813	425	52
Interest expense	-	(104)	(183)
Other, net	203	(3)	(130)
Total other income (expense), net	1,016	318	(261)

Loss from continuing operations before income taxes	(704)	(1,096)	(12,255)
Benefit for income taxes	870	3,248	736
Income (loss) from continuing operations	166	2,152	(11,519)

Discontinued operations:
Income from discontinued operations	-	225	2,813
Gain (loss) on disposal of discontinued operations	2,726	17,851	(183)
Income tax provision	(796)	(4,153)	(998)
Income from discontinued operations	1,930	13,923	1,632

Net income (loss)	$2,096	$16,075	$(9,887)

Comprehensive income (loss):
Net income (loss)	$2,096	$16,075	$(9,887)
Foreign currency translation adjustments	-	112	(8)
Less: reclassification adjustments for foreign currency translation
adjustments included in net income (loss)	-	(1,301)	-

Comprehensive income (loss):	$2,096	$14,886	$(9,895)

See accompanying notes to consolidated financial statements

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (CONTINUED)
(in thousands of dollars, except per share amounts)

	Years Ended June 30,
	2006	2005	2004

Basic earnings (loss) per common share from continuing operations	$0.02	$0.19	$(1.04)
Diluted earnings (loss) per common share from continuing operations	$0.01	$0.17	$(1.04)

Basic earnings per common share from discontinued operations	$0.16	$1.25	$0.15
Diluted earnings per common share from discontinued operations	$0.16	$1.13	$0.15

Basic earnings (loss) per common share	$0.18	$1.44	$(0.89)
Diluted earnings (loss) per common share	$0.17	$1.30	$(0.89)

Basic weighted average shares outstanding	11,957,756	11,177,406	11,057,896
Diluted weighted average shares outstanding	12,206,618	12,332,106	11,057,896

See accompanying notes to consolidated financial statements

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands of dollars, except per share amounts)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Deferred	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Compensation	Income	Deficit	Equity

Balances at June 30, 2003	11,086,733	$11	$48,258	$(75)	$1,197	$(30,648)	$18,743

Repurchase and retirement of Common
Shares per settlement agreements with
former executive officers	(50,500)	-	(63)	-	-	-	(63)
Compensation expense resulting
from the modification of stock options	-	-	200	-	-	-	200
Amortization of deferred compensation	-	-	-	21	-	-	21
Foreign currency translation adjustments	-	-	-	-	(8)	-	(8)
Net loss	-	-	-	-	-	(9,887)	(9,887)
Balances at June 30, 2004	11,036,233	11	48,395	(54)	1,189	(40,535)	9,006

Issuance of Common Shares related
to shareholder settlement agreement	228,000	-	957	-	-	-	957
Compensation expense resulting from
the modification of stock options	-	-	41	-	-	-	41
Amortization of deferred compensation	-	-	-	21	-	-	21
Foreign currency translation adjustments	-	-	-	-	(1,189)	-	(1,189)
Net income	-	-	-	-	-	16,075	16,075
Balances at June 30, 2005	11,264,233	11	49,393	(33)	-	(24,460)	24,911

Issuance of Common Shares related to
shareholder settlement agreement	920,494	1	2,263	-	-	-	2,264
Compensation expense resulting from the
modification of stock options	-	-	16	-	-	-	16
Compensation cost associated with
SFAS No. 123R	-	-	1,092	-	-	-	1,092
SFAS No. 123R transition expense	-	-	-	33	-	-	33
Net income	-	-	-	-	-	2,096	2,096
Balances at June 30, 2006	12,184,727	$12	$52,764	$-	$-	$(22,364)	$30,412

See accompanying notes to consolidated financial statements

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars, except per share amounts)

	Years Ended June 30,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss) from continuing operations	$166	$2,152	$(11,519)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operations:
Loss on impairment of long-lived assets, goodwill, and intangibles	-	180	-
Depreciation and amortization expense	1,557	2,366	1,934
Deferred income taxes	-	-	3,079
Stock-based compensation	1,140	62	221
Write-off of inventory	681	250	2,696
(Gain) loss on disposal of assets and fixed assets write-offs	(237)	(12)	154
Provision for doubtful accounts	3	46	24
Purchase accounting adjustment	-	395	-
Changes in operating assets and liabilities:
Accounts receivable	(928)	(692)	(6,140)
Inventories	(1,900)	15	(31)
Prepaid expenses and other assets	45	220	(296)
Accounts payable	434	233	399
Restructuring charge	-	110	-
Accrued liabilities	(960)	(4,237)	2,300
Income taxes	1,345	(585)	(609)
Deferred product revenue	816	(1,052)	6,107
Net change in other assets/liabilities	-	11	1
Net cash provided by (used in) continuing operating activities	2,162	(538)	(1,680)
Net cash provided by discontinued operating activities	-	168	2,764
Net cash provided by (used in) operating activities	2,162	(370)	1,084

Cash flows from investing activities:
Restricted cash	-	-	200
Purchase of property and equipment	(224)	(1,136)	(1,685)
Proceeds from the sale of property and equipment	230	8	5
Purchase of marketable securities	(14,800)	(47,100)	(3,350)
Sale of marketable securities	10,050	33,050	3,500
Net cash used in continuing investing activities	(4,744)	(15,178)	(1,330)
Net cash provided by (used in) discontinued investing activities	1,930	14,173	(147)
Net cash (used in) investing activities	(2,814)	(1,005)	(1,477)

Cash flows from financing activities:
Principal payments on capital lease obligations	-	(8)	(32)
Principal payments on note payable	-	(932)	(652)
Purchase and retirement of Common Shares	-	-	(63)
Net cash used in continuing financing activities	-	(940)	(747)
Net cash used in discontinued financing activities	-	-	(770)
Net cash used in financing activities	-	(940)	(1,517)

Net decrease in cash and cash equivalents	(652)	(2,315)	(1,910)
Effect of foreign exchange rates on cash and cash equivalents	-	-	(7)
Cash and cash equivalents at the beginning of the year	1,892	4,207	6,124
Cash and cash equivalents at the end of the year	$1,240	$1,892	$4,207

See accompanying notes to consolidated financial statements

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands of dollars, except per share amounts)

	Years Ended June 30,
	2006	2005	2004

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$104	$282
Cash paid (received) for income taxes	(1,419)	1,117	(2,189)

Supplemental disclosure of non-cash financing activities:
Value of common shares issued in shareholder settlement	$2,264	$957	$-

See accompanying notes to consolidated financial statements

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except per share amounts)

1.	Organization - Nature of Operations

ClearOne Communications, Inc., a Utah corporation, and its subsidiaries (collectively, the “Company”) develop, manufacture, market, and service a comprehensive line of audio conferencing products, which range from personal conferencing accessories to tabletop conferencing phones to professionally installed audio systems. The Company’s solutions create a natural communication environment, designed to save organizations time and money by enabling more effective and efficient communication between geographically separated businesses, employees, and customers.

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

During the fiscal year ended June 30, 2004, the Company decided to discontinue operations of a portion of its business services segment and its conferencing services segment. As discussed in Note 3, in May 2004, the Company sold certain assets of its U.S. audiovisual integration services operations to M:Space, Inc. (“M:Space”). During the fiscal year ended June 30, 2005, the Company sold its conferencing services segment to Clarinet, Inc., an affiliate of American Teleconferencing Services, Ltd. doing business as Premiere Conferencing (“Premiere”) and the Company sold all of the issued and outstanding shares of its Canadian subsidiary, ClearOne Communications of Canada, Inc. (“ClearOne Canada”) to 6351352 Canada Inc., which is a portion of the Company’s business services segment. ClearOne Canada owned all the issued and outstanding stock of Stechyson Electronics Ltd., which conducts business under the name of OM Video. All of these operations and related net assets are presented in discontinued operations and assets and liabilities held for sale in the accompanying consolidated financial statements. Following the dispositions of these operations, the Company has returned to its core competency of developing, manufacturing, and marketing audio conferencing products.

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

Pervasiveness of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Key estimates in the accompanying consolidated financial statements include, among others, revenue recognition, allowances for doubtful accounts and product returns, provisions for obsolete inventory, valuation of long-lived assets, and deferred income tax asset valuation allowances. Actual results could differ materially from these estimates.

Fair Value of Financial Instruments - The carrying values of cash equivalents, marketable securities, accounts receivable, accounts payable, and accrued liabilities all approximate fair value due to the relatively short-term maturities of these assets and liabilities.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in thousands of dollars, except per share amounts)

Foreign Currency Translation - The functional currency for OM Video was the Canadian Dollar. Adjustments resulting from the translation of OM Video amounts were recorded as accumulated other comprehensive income (loss). The functional currency for the Company’s other foreign subsidiaries was and is the U.S. Dollar. The results of operations for the Company’s other subsidiaries are recorded by the subsidiaries in Euro and British Pound and remeasured in the U.S. Dollar. Assets and liabilities are translated or remeasured into U.S. dollars at the exchange rate prevailing on the balance sheet date or the historical rate, as appropriate. Revenue and expenses are translated or remeasured at average rates of exchange prevailing during the period. The impact from remeasurement of our Germany and United Kingdom entities is recorded in the accompanying consolidated statements of operations.

Concentration Risk - The Company depends on an outsource manufacturing strategy for its products. In August 2005, the Company entered into a manufacturing agreement with a third-party manufacturer (“TPM”). Under the manufacturing agreement, TPM became the exclusive manufacturer of substantially all the products that were previously manufactured at the Company’s Salt Lake City, Utah manufacturing facility (see Note 20). If TPM experiences difficulties in obtaining sufficient supplies of components, component prices become unreasonable, an interruption in its operations, or otherwise suffers capacity constraints, the Company would experience a delay in shipping these products which would have a negative impact on its revenues.

The Company has an agreement with an offshore manufacturer for the manufacture of other product lines. Should there be any disruption in services due to natural disaster, economic or political difficulties, quarantines or other restrictions associated with infectious diseases, or other similar events, or any other reason, such disruption would have a material adverse effect on the Company’s business. A delay in shipping these products due to an interruption in the manufacturer’s operations would have a negative impact on the Company’s revenues. Operating in the international environment exposes the Company to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, and potentially adverse tax consequences, which could materially affect the Company’s results of operations. Currently, the Company has no second source of manufacturing for a major portion of its products.

Cash Equivalents - The Company considers all highly-liquid investments with a maturity of three months or less, when purchased, to be cash equivalents. The Company places its temporary cash investments with high-quality financial institutions. At times, including at June 30, 2006 and 2005, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit of $100.

Marketable Securities - The Company’s marketable securities are classified as available-for-sale securities, are carried at fair value which approximated cost, and were comprised of municipal government auction rate notes that have original maturities of greater than one year. As of June 30, 2006 and 2005 marketable securities totaled $20,550 and $15,800, respectively. Management determines the appropriate classifications of investments at the time of purchase, based on management’s intent to use these investments during the normal operating cycle of the business, and reevaluates such designation as of each balance sheet date.

The Company considers highly liquid marketable securities with an effective maturity to the Company of less than one year, and held as available-for-sale, to be current assets. The Company defines effective maturity as the shorter of the original maturity to the Company or the effective availability as a result of periodic auction or optional redemption features of these marketable securities. Such investments are expected to be realized in cash or sold or consumed during the normal operating cycles of the business. As of June 30, 2006 and 2005, all marketable securities were classified as current assets and consisted of municipal government auction rate notes.

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

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in thousands of dollars, except per share amounts)

For each of the fiscal years ended June 30, 2006, 2005, and 2004 realized gains and losses upon the sale of available-for-sale securities were insignificant. Unrealized holding gains and losses, net of the related tax effect on available-for-sale securities, are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Unrealized gains and losses on available-for-sale securities are insignificant for all periods and accordingly have not been recorded as a component of other comprehensive income. The specific identification method is used to compute the realized gains and losses.

Accounts Receivable - Accounts receivable are recorded at the invoiced amount. Credit is granted to customers without requiring collateral. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Management regularly analyzes accounts receivable including current aging, historical write-off experience, customer concentrations, customer creditworthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. If the assumptions that are used to determine the allowance for doubtful accounts change, the Company may have to provide for a greater level of expense in the future periods or reverse amounts provided in prior periods.

The Company’s allowance for doubtful accounts activity for the fiscal years ended June 30, 2006 and 2005 were as follows:

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period

Year ended June 30, 2005	$24	$46	$(24)	$46

Year ended June 30, 2006	$46	$3	$-	$49

Inventories - Inventories are valued at the lower of cost or market, with cost computed on a first-in, first-out (“FIFO”) basis. Inventoried costs include material, direct engineering and production costs, and applicable overhead, not in excess of estimated realizable value. Consideration is given to obsolescence, excessive levels, deterioration, direct selling expenses, and other factors in evaluating net realizable value. Consigned inventory includes product that has been delivered to customers for which revenue recognition criteria have not been met. During the fiscal years ended June 30, 2006, 2005, and 2004, the Company recorded inventory write-offs of $681, $250, and $2,696, respectively.

Property and Equipment - Property and equipment are stated at cost less accumulated depreciation and amortization. Costs associated with internally developed software are capitalized in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). Expenditures that materially increase values or capacities or extend useful lives of property and equipment are capitalized. Routine maintenance, repairs, and renewal costs are expensed as incurred. Gains or losses from the sale or retirement of property and equipment are recorded in current operations and the related book value of the property is removed from property and equipment accounts and the related accumulated depreciation and amortization accounts.

Estimated useful lives are generally two to ten years. Depreciation and amortization are calculated over the estimated useful lives of the respective assets using the straight-line method. Leasehold improvement amortization is computed using the straight-line method over the shorter of the lease term or the estimated useful life of the related assets.

Intangibles - Definite-lived intangibles are subject to amortization. The Company uses the straight-line method over the estimated useful life of the asset. The Company’s intangible asset, consisting of patents, as of June 30, 2006 and 2005 were determined to be definite-lived intangible assets.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in thousands of dollars, except per share amounts)

Impairment of Long-Lived Assets - Long-lived assets, such as property, equipment, and definite-lived intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated future undiscounted net cash flows of the related asset or group of assets over their remaining lives. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. The impairment of long-lived assets requires judgments and estimates. If circumstances change, such estimates could also change. The Company recognized an impairment charge of long-lived assets of $180 during the year ended June 30, 2005 (see Note 20).

Revenue Recognition - Included in continuing operations are two sources of revenue: (i) product revenue, primarily from product sales to distributors, dealers, and end-users and (ii) business services revenue, which includes maintenance and support on one software license agreement associated with our broadcast telephone interface product line.

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

During the fiscal years ended June 30, 2006, 2005 and 2004, the Company had in place improved credit policies and procedures, an approval process for sales returns and credit memos, processes for managing and monitoring channel inventory levels, better trained staff, and discontinued the practice of frequently granting significant concessions from the originally invoiced amount. As a result of these improved policies and procedures, the Company extends credit to customers who it believes have the wherewithal to pay.

The Company provides a right of return on product sales to distributors. Currently, the Company does not have sufficient historical return experience with its distributors that is predictive of future events given historical excess levels of inventory in the distribution channel. Accordingly, revenue from product sales to distributors is not recognized until the return privilege has expired, which approximates when product is sold-through to customers of the Company’s distributors (dealers, system integrators, value-added resellers, and end-users) rather than when the product is initially shipped to a distributor. The Company evaluates, at each quarter-end, the inventory in the channel through information provided by certain distributors.  The level of inventory in the channel will fluctuate up or down, each quarter, based upon these distributors’ individual operations.  Accordingly, each quarter-end revenue deferral is calculated and recorded based upon the underlying, estimated channel inventory at quarter-end.  Although, certain distributors provide certain channel inventory amounts, the Company makes judgments and estimates with regard to the amount of inventory in the entire channel, for all customers and for all channel inventory items, and the appropriate revenue and cost of goods sold associated with those channel products. Although these assumptions and judgments regarding total channel inventory revenue and cost of goods sold could differ from actual amounts, the Company believes that its calculations are indicative of actual levels of inventory in the distribution channel.  The amounts of deferred cost of goods sold were included in consigned inventory. The following table details the amount of deferred revenue, cost of goods sold, and gross profit at each fiscal year end for the three years in the period ended June 30, 2006.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in thousands of dollars, except per share amounts)

	Deferred Revenue	Deferred Cost of Goods Sold	Deferred Gross Profit

June 30, 2006	$5,871	$2,817	$3,054
June 30, 2005	5,055	2,297	2,758
June 30, 2004	6,107	2,381	3,726

The Company offers rebates and market development funds to certain of its distributors, dealers/resellers, and end-users based upon volume of product purchased by them. The Company records rebates as a reduction of revenue in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-22, “Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future.” The Company also follows EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” The Company continues to record rebates as a reduction of revenue in the period revenue is recognized.

The Company provides advance replacement units to end-users on defective units of certain products within 90 days of purchase date by the end-user. Since the purpose of these units are not revenue generating, the Company tracks the units due from the end-user, valued at retail price, until the defective unit has been returned, but no receivable balance is maintained on the Company’s balance sheet. The retail price value of in-transit advance replacement units was $75 and $81, as of June 30, 2006 and 2005, respectively.

Business services activities, included in continuing operations, includes maintenance and support associated with one software license agreement with Comrex associated with the broadcast telephone interface product line.

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

During the fiscal year ended June 30, 2004, the Company sold its U.S. audiovisual integration business services operations as discussed in Note 3. On March 4, 2005, the Company sold its Canadian audiovisual integration business services operations as discussed in Note 3.

Conferencing services revenue, which has been classified in discontinued operations, primarily from full service conference calling and on-demand, reservationless conference calling is recognized at the time of customer usage, and is based upon minutes used. On July 1, 2004, the Company sold its conferencing services business segment to Premiere as discussed in Note 3.

Shipping and Handling Costs - Shipping and handling billed to customers is recorded as revenue. Shipping and handling costs are included in cost of goods sold.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in thousands of dollars, except per share amounts)

Warranty Costs - The Company accrues for warranty costs based on estimated warranty return rates and estimated costs to repair. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty returns, and repair cost. The Company reviews the adequacy of its recorded warranty accrual on a quarterly basis.

Changes in the Company’s warranty accrual during the fiscal years ended June 30, 2006 and 2005 were as follows:

	Years Ended June 30,
	2006	2005

Balance at the beginning of year	$126	$108
Accruals/additions	356	174
Usage	(313)	(156)
Balance at end of year	$169	$126

Advertising - The Company expenses advertising costs as incurred. Advertising expenses consist of trade shows, magazine advertisements, and other forms of media. Advertising expenses for the fiscal years ended June 30, 2006, 2005, and 2004 totaled $631, $637, and $716, respectively, and are included in the caption Marketing and Selling.

Research and Product Development Costs - The Company expenses research and product development costs as incurred.

Income Taxes - The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry-forwards. These temporary differences will result in deductible or taxable amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some or all of the deferred tax assets may not be realized. The Company evaluates the realizability of its net deferred tax assets on a quarterly basis and valuation allowances are provided, as necessary. Adjustments to the valuation allowance will increase or decrease the Company’s income tax provision or benefit.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in thousands of dollars, except per share amounts)

Earnings Per Share - The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Years Ended June 30,
	2006	2005	2004
Numerator:
Income (loss) from continuing operations	$166	$2,152	$(11,519)
Income from discontinued operations, net of tax	-	173	1,747
Gain (loss) on disposal of discontinued operations, net of tax	1,930	13,750	(115)
Net income (loss)	$2,096	$16,075	$(9,887)
Denominator:
Basic weighted average shares	11,957,756	11,177,406	11,057,896
Dilutive common stock equivalents using treasury stock method	248,862	1,154,700	-
Diluted weighted average shares	12,206,618	12,332,106	11,057,896

Basic earnings (loss) per common share:
Continuing operations	$0.02	$0.19	$(1.04)
Discontinued operations	-	0.02	0.16
Disposal of discontinued operations	0.16	1.23	(0.01)
Net income (loss)	0.18	1.44	(0.89)
Diluted earnings (loss) per common share:
Continuing operations	$0.01	$0.17	$(1.04)
Discontinued operations	-	0.01	0.16
Disposal of discontinued operations	0.16	1.12	(0.01)
Net income (loss)	0.17	1.30	(0.89)

Options to purchase a weighted-average of 1,355,179, 1,397,239, and 1,433,187 shares of common stock were outstanding during fiscal 2006, 2005, and 2004, respectively, but were not included in the computation of diluted earnings per share as the effect would be anti-dilutive. Warrants to purchase 150,000 shares of common stock were outstanding as of June 30, 2006, 2005, and 2004, but were not included in the computation of diluted earnings per share as the effect would be anti-dilutive. During fiscal 2004, the Company entered into a settlement agreement related to the shareholders’ class action and agreed to issue 1.2 million shares of its common stock; however, certain of these shares were settled in cash in lieu of common stock (see Note 10). The Company issued 228,000 shares in November 2004 and 920,494 shares in September 2005. These shares are not included in the fiscal 2004 weighted average share calculations as their inclusion would have been anti-dilutive.

Share-Based Payment - Prior to June 30, 2005 and as permitted under the original Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the Company accounted for its share-based payments following the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as interpreted. Accordingly, no share-based compensation expense had been reflected in the Company’s fiscal 2005 or 2004 consolidated statements of operations for unmodified option grants since (1) the exercise price equaled the market value of the underlying common stock on the grant date and (2) the related number of shares to be granted upon exercise of the stock option was fixed on the grant date.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in thousands of dollars, except per share amounts)

If the compensation cost of its stock options had been determined consistent with the original SFAS No. 123, the Company’s net income and earnings per common share and common share equivalent would have changed to the pro-forma amounts indicated below:

	Years Ended June 30,
	2005	2004
Net income (loss):
As reported	$16,075	$(9,887)
Stock-based employee compensation expense included in
reported net loss, net of income taxes	13	13
Stock-based employee compensation expense determined
under the fair-value method for all awards, net of income taxes	(866)	(439)
Pro forma	$15,222	$(10,313)

Basic earnings (loss) per common share:
As reported	$1.44	$(0.89)
Pro forma	1.36	(0.93)
Diluted earnings (loss) per common share:
As reported	$1.30	$(0.89)
Pro forma	1.23	(0.93)

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

Effective July 1, 2005, the Company adopted SFAS No. 123R and its fair value recognition provisions using the modified prospective transition method. Under this transition method, stock-based compensation cost recognized after July 1, 2005 includes the straight-line basis compensation cost for (a) all share-based payments granted prior to July 1, 2005, but not yet vested, based on the grant date fair values used for the pro-forma disclosures under the original SFAS No. 123 and (b) all share-based payments granted or modified on or after July 1, 2005, in accordance with the provisions of SFAS No. 123R. See Note 12 for information about the Company’s various share-based compensation plans, the impact of adoption of SFAS No. 123R, and the assumptions used to calculate the fair value of share-based compensation.

If assumptions change in the application of SFAS No. 123R in future periods, the stock-based compensation cost ultimately recorded under SFAS No. 123R may differ significantly from what was recorded in the current period.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in thousands of dollars, except per share amounts)

Recent Accounting Pronouncements

Accounting for Asset Retirement Obligations in the European Union

In June 2005, the FASB issued a FASB Staff Position (“FSP”) interpreting SFAS No. 143, “Accounting for Asset Retirement Obligations,” specifically FSP No. 143-1, “Accounting for Electronic Equipment Waste Obligations.” FSP No. 143-1 addresses the accounting for obligations associated with Directive 2002/96/EC, “Waste Electrical and Electronic Equipment,” which was adopted by the European Union (“EU”). The FSP provides guidance on how to account for the effects of the Directive but only with respect to historical waste associated with products placed on the market on or before August 13, 2005. FSP No. 143-1 was effective beginning with the Company’s fiscal 2006 financial statements. The Company does not believe the adoption of FSP No. 143-1 had a material effect on its business, results of operations, financial position, or liquidity.

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

Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109

In June 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. Under FIN 48, the tax effects of a position should be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. FIN 48 also requires significant new annual disclosures in the notes to the financial statements. The effect of adjustments at adoption should be recorded directly to beginning retaining earnings in the period of adoption and reported as a change in accounting principle. Retroactive application is prohibited under FIN 48. The Company is required to adopt FIN 48 at the beginning of fiscal 2008. The Company is currently evaluating the impact of FIN 48 on its consolidated financial statements.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in thousands of dollars, except per share amounts)

Reclassifications

Certain reclassifications have been made to the prior years’ consolidated financial statements and notes to consolidated financial statements to conform to the current year’s presentation.

3.	Discontinued Operations

During fiscal 2004, the Company completed the sale of its U.S. audiovisual integration services to M:Space. During fiscal 2005, the Company completed the sale of its conferencing services business component to Premiere and its Canadian audiovisual integration services to 6351352 Canada Inc. During fiscal 2006, the Company received the $1,000 Indemnity Escrow payment from Premiere, certain payments on the note receivable from the new owners of OM Video, and full satisfaction of the promissory note with Burk Technology, Inc. (“Burk”). Accordingly, the results of operations and the financial position of each of these components have been reclassified in the accompanying consolidated financial statements as discontinued operations. Summary operating results of the discontinued operations are as follows:

	Years Ended June 30,
	2006	2005	2004

Income (loss) from discontinued operations
U.S. audiovisual integration services	$-	$-	$(360)
Conferencing services business	-	-	2,800
OM Video	-	225	373
Total income from discontinued operations	-	225	2,813

Gain (loss) on disposal of discontinued operations
U.S. audiovisual integration services	$-	$-	$(276)
Conferencing services business	1,030	17,369	-
OM Video	350	295	-
Burk Technology	1,346	187	93
Total gain (loss) on disposal of discontinued operations	2,726	17,851	(183)

Income tax (provision) benefit
U.S. audiovisual integration services	$-	$-	$237
Conferencing services business	(301)	(3,991)	(1,044)
OM Video	(102)	(119)	(156)
Burk Technology	(393)	(43)	(35)
Total income tax (provision) benefit	(796)	(4,153)	(998)

Total income (loss) from discontinued operations, net of income taxes
U.S. audiovisual integration services	$-	$-	$(399)
Conferencing services business	729	13,378	1,756
OM Video	248	401	217
Burk Technology	953	144	58
Total income from discontinued operations, net of income taxes	$1,930	$13,923	$1,632

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in thousands of dollars, except per share amounts)

U.S. Audiovisual Integration Services

During the fourth quarter of the fiscal year ended June 30, 2003, the Company decided to stop pursuing new U.S. business services contracts and impaired the U.S. acquired business services assets. The Company did not prepare any formal disposition plan at that time and existing customers continued to be serviced. During the fourth quarter of fiscal 2004, the Company decided to sell this component as many of the existing Company systems integrators and value-added resellers perceived the Company’s entry into the business services arena as a threat since the Company began competing against these same customers for sales, as well as the Company’s desire to return to its core competency in the audio conferencing products segment. U.S. audiovisual integration services revenues, reported in discontinued operations, for the year ended June 30, 2004 were $3,597. The U.S. audiovisual integration services pre-tax loss, reported in discontinued operations, for the year ended June 30, 2004 were $360.

On May 6, 2004, the Company sold certain assets of its U.S. audiovisual integration services operations to M:Space for no cash compensation. M:Space is a privately held audiovisual integration services company. In exchange for M:Space assuming obligations for completion of certain customer contracts and satisfying maintenance contract obligations to existing customers, the Company transferred to M:Space certain assets including inventory valued at $573. The Company realized a pre-tax loss on the sale of $276 for the fiscal year ended June 30, 2004.

Summary operating results of the discontinued operations are as follows:

Year Ended June 30,
2004

Revenue - business services	$3,597
Cost of goods sold - business services	2,648
Gross profit	949
Marketing and selling expenses	522
General and administrative expenses	787
Impairment losses	-
Loss before income taxes	(360)
Loss on disposal of discontinued operations	(276)
Benefit for income taxes	237
Loss from discontinued operations, net of income taxes	$(399)

Conferencing Services

In April 2004, the Company’s Board of Directors appointed a committee to explore sales opportunities to sell the conferencing services business component. The Company decided to sell this component primarily because of decreasing margins and investments in equipment that would have been required in the near future. Conferencing services revenues, reported in discontinued operations, for the year ended June 30, 2004 were $15,578. Conferencing services pre-tax income, reported in discontinued operations, for the year ended June 30, 2004 were $2,800.

On July 1, 2004, the Company sold its conferencing services business component to Premiere. Consideration for the sale consisted of $21,300 in cash. Of the purchase price, $300 was placed into a working capital escrow account and an additional $1,000 was placed into an 18-month Indemnity Escrow account. The Company received the $300 working capital escrow funds approximately 90 days after the execution date of the contract. The Company received the $1,000 in the Indemnity Escrow account together with the $30 in related interest income in January 2006. Additionally, $1,365 of the proceeds was utilized to pay off equipment leases pertaining to assets being conveyed to Premiere. The Company realized a pre-tax gain on the sale of $1,030 and $17,369 during the fiscal years ended June 30, 2006 and 2005.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in thousands of dollars, except per share amounts)

Summary operating results of the discontinued operations are as follows:

	Years Ended June 30,
	2006	2005	2004

Revenue - conferencing services	$-	$-	$15,578
Cost of goods sold - conferencing services	-	-	7,844
Gross profit	-	-	7,734
Marketing and selling expenses	-	-	3,799
General and administrative expenses	-	-	1,036
Other expense, net	-	-	99
Income before income taxes	-	-	2,800
Gain on disposal of discontinued operations	1,030	17,369	-
Provision for income taxes	(301)	(3,991)	(1,044)
Income from discontinued operations, net of income taxes	$729	$13,378	$1,756

OM Video

In December 2004, a group of investors approached the Company about a possible purchase of OM Video. On January 27, 2005, the Company’s Board of Directors authorized its Chief Executive Officer to continue discussions regarding a stock sale of OM Video, its Canadian audiovisual integration services business component. The Company decided to sell this component after it deemphasized Canadian Business Services contracts. OM Video revenues, reported in discontinued operations, for the years ended June 30, 2006, 2005, and 2004 were $0, $3,805, and $5,928, respectively. OM Video pre-tax income (loss), reported in discontinued operations, for the years ended June 30, 2006, 2005, and 2004, were $0, $225, and $373, respectively.

On March 4, 2005, the Company sold all of the issued and outstanding stock of its Canadian subsidiary, ClearOne Canada to 6351352 Canada Inc., a Canada corporation. ClearOne Canada owned all the issued and outstanding stock of Stechyson Electronics, Ltd., which conducts business under the name OM Video. The Company agreed to sell the stock of ClearOne Canada for $200 in cash; a $1,256 note receivable over a 15-month period, with interest accruing on the unpaid balance at the rate of 5.3 percent per year; and contingent consideration ranging from 3.0 percent to 4.0 percent of related gross revenues over a five-year period. In June 2005, the Company was advised that the new owners of OM Video had settled an action brought by the former employer of certain of OM Video’s new owners and employees alleging violation of non-competition agreements. The settlement reportedly involved a cash payment and an agreement not to sell certain products for a period of one year. Based on an analysis of the facts and circumstances that existed at the end of fiscal 2005, and considering the guidance from Topic 5U of the SEC Rules and Regulations, “Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity,” the gain is being recognized as cash is collected (as collection was not reasonably assured). The Company realized a pre-tax gain on the sale of $350 and $295 during the fiscal years ended June 30, 2006 and 2005.

Through December 31, 2005, all payments had been received and $854 of the promissory note remained outstanding; however, the purchasers of OM Video failed to make any subsequent, required payments under the note receivable until June 30, 2006, when the Company received a payment of $50. The note receivable is in default and the Company is currently considering its collection options.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in thousands of dollars, except per share amounts)

Summary operating results of the discontinued operations are as follows:

	Years Ended June 30,
	2006	2005	2004

Revenue - business services	$-	$3,805	$5,928
Cost of goods sold - business services	-	3,038	4,052
Gross profit	-	767	1,876
Marketing and selling expenses	-	289	390
General and administrative expenses	-	253	1,113
Income before income taxes	-	225	373
Gain on disposal of discontinued operations	350	295	-
Provision for income taxes	(102)	(119)	(156)
Income from discontinued operations, net of income taxes	$248	$401	$217

Burk Technology

On April 12, 2001, the Company sold the assets of the remote control portion of the RFM/Broadcast division to Burk, a privately held developer and manufacturer of broadcast facility control systems products. The Company retained the accounts payable of the remote control portion of the RFM/Broadcast division. Burk assumed obligations for unfilled customer orders and for satisfying warranty obligations to existing customers and for inventory sold to Burk. However, the Company retained certain warranty obligations to Burk to ensure that all of the assets sold to Burk were in good operating condition and repair.

Consideration for the sale consisted of $750 in cash at closing, $1,750 in the form of a seven-year promissory note, with interest at the rate of nine percent per year, and up to $700 as a commission over a period of up to seven years. The payments on the promissory note could be deferred based upon Burk not meeting net quarterly sales levels established within the agreement. The promissory note was secured by a subordinate security interest in the personal property of Burk. Based on an analysis of the facts and circumstances that existed on April 12, 2001, and considering the guidance from Topic 5U of the SEC Rules and Regulations, “Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity,” the gain is being recognized as cash is collected (as collection was not reasonably assured and the Company had contingent liabilities to Burk at closing). The commission was based upon future net sales of Burk over base sales established within the agreement. The Company realized a gain on the sale of $1,346, $187, and $93 for the fiscal years ended June 30, 2006, 2005, and 2004, respectively.

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

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in thousands of dollars, except per share amounts)

4.	Inventories

Inventories, net of reserves, consist of the following as of June 30, 2006 and 2005:

	As of June 30,
	2006	2005

Raw materials	$600	$1,804
Finished goods	3,608	1,705
Consigned inventory	2,817	2,297
Total inventory	$7,025	$5,806

Consigned inventory represents inventory at distributors and other customers where revenue recognition criteria have not been achieved.

5.	Property and Equipment

Major classifications of property and equipment and estimated useful lives are as follows as of June 30, 2006 and 2005:

	Estimated	As of June 30,
	useful lives	2006	2005

Office furniture and equipment	3 to 10 years	$7,458	$7,522
Leasehold improvements	2 to 5 years	974	924
Manufacturing and test equipment	2 to 10 years	1,184	1,049
		9,616	9,495
Accumulated depreciation and amortization		(7,969)	(6,690)
Property and equipment, net		$1,647	$2,805

6.	Other Intangible Assets

Acquired Intangibles

Amortization of intangible assets was $168, $184, and $115 for the years ended June 30, 2006, 2005, and 2004, respectively. Amortization of costs related to patents was reported in product cost of goods sold.

The following table presents the Company’s intangible assets as of June 30, 2006 and 2005:

		As of June 30,
		2006		2005
		Gross	Accumulated	Gross	Accumulated
	Useful Life	Value	Amortization	Value	Amortization
Patents	5 years	$1,060	$(906)	$1,060	$(738)

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in thousands of dollars, except per share amounts)

During June 2004, the Company decided to no longer invest additional research and development related to the camera products and a change was made to the estimated useful life of the camera-related patent from fifteen years to five years. Estimated future amortization expense is as follows:

Years Ending June 30,
2007	$154
Thereafter	-
Total estimated amortization expense	$154

7.	Leases

The Company has no capital leases with financing companies as of June 30, 2006; however, the Company has noncancelable operating leases related to facilities.

The Company prepaid the remaining $8 balance of the capital lease in October 2004. Depreciation expense for assets recorded under capital leases was $0, $2, and $5 for the years ended June 30, 2006, 2005, and 2004, respectively.

Certain operating leases contain rent escalation clauses based on the consumer price index. Rental expense is recognized on a straight-line basis. Rental expense, which was composed of minimum payments under operating lease obligations, was $416 (net of $110 in sublease payments - See Note 20), $607, and $1,786 for the years ended June 30, 2006, 2005, and 2004, respectively.

On June 5, 2006, the Company entered into a new 62-month lease for its new principal administrative, sales, marketing, customer support, and research and development location which will house its corporate headquarters in Salt Lake City, Utah. Under the terms of the new lease, the Company will occupy a 36,279 square-foot facility which will commence in November 2006.

Future minimum lease payments under noncancelable operating leases with initial terms of one year or more are as follows as of June 30, 2006:

Years Ending June 30,
2007	$646
2008	663
2009	643
2010 and thereafter	2,895
Total minimum lease payments	$4,847

8.	Note Payable

On October 14, 2002, the Company entered into a note payable in the amount of $2,000. The note payable encompassed previous expenditures related to our Oracle Enterprise Resource Planning implementation. The term of the note was 36 months with monthly payments of $60 and an interest rate of 5.8 percent. The Company pre-paid the remaining $769 balance of the note payable in October 2004.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in thousands of dollars, except per share amounts)

9.	Accrued Liabilities

Accrued liabilities consist of the following as of June 30, 2006 and 2005:

	As of June 30,
	2006	2005
Accrued salaries and other compensation	$1,150	$977
Other accrued liabilities	1,247	1,049
Class action settlement	-	3,596
Total	$2,397	$5,622

10.	Commitments and Contingencies

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

Outsource Manufacturer. On August 11, 2003, the Company entered into a manufacturing agreement with an international outsource manufacturer related to the outsourced manufacturing of certain of its products. The manufacturing agreement established annual volume commitments. In the event annual volume commitments are not met, the Company will be subject to a tooling amortization charge for the difference between the Company’s volume commitment and its actual product purchases. For the calendar year ended December 31, 2004, the Company was also responsible for prepayment of $274 in certain raw material inventory related to the annual volume commitment. As of June 30, 2006, $30 of the prepayment remained outstanding. The Company is also obligated to repurchase all raw materials sold to the international outsource manufacturer.

On August 1, 2005, the Company entered into a manufacturing agreement with a domestic outsource manufacturer related to the outsourced manufacturing of certain of its products. The raw materials owned by the Company were consigned to the manufacturer at August 1, 2005 in the amount of $2,285. The consigned raw material balance at June 30, 2006 was $530. The agreement established annual volume commitments and forecasting requirements. When the manufacturer procures materials for the forecast and actual orders do not meet the forecast, the Company is responsible to advance to the manufacturer the value of the inventory greater than a 90 day supply. The amount advanced to the domestic manufacturer at June 30, 2006 was $851. The consigned raw material balance and the amount advanced to the domestic manufacturer, net of estimated reserves, is included in raw materials.

Legal Proceedings. In addition to the legal proceedings described below, the Company is also involved from time to time in various claims and other legal proceedings which arise in the normal course of business. Such matters are subject to many uncertainties and outcomes that are not predictable. However, based on the information available to the Company as of August 15, 2006 and after discussions with legal counsel, the Company does not believe any such other proceedings will have a material, adverse effect on its business, results of operations, financial position, or liquidity, except as described below.

The SEC Action. On January 15, 2003, the Securities and Exchange Commission (“SEC”) filed a civil complaint against the Company; Frances Flood, then the Company’s Chairman, Chief Executive Officer, and President; and Susie Strohm, then the Company’s Chief Financial Officer. The complaint alleged that from the quarter ended March 31, 2001, the defendants engaged in a program of inflating the Company’s revenues, net income, and accounts receivable by engaging in improper revenue recognition in violation of generally accepted accounting standards (“GAAP”) and Section 17(a) of the Securities Act of 1933 and Sections 10(b), 13(a), and 13(b) of the Securities Exchange Act of 1934 and various regulations promulgated thereunder. Following the filing of the complaint, the Company placed Ms. Flood and Ms. Strohm on administrative leave and they subsequently resigned from their positions with the Company. On December 4, 2003, the Company settled the SEC action by entering into a consent decree in which, without admitting or denying the allegations of the complaint, it consented to the entry of a permanent injunction prohibiting future securities law violations. No fine or penalty was assessed against the Company as part of the settlement.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in thousands of dollars, except per share amounts)

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

On a quarterly basis, the Company revalued the un-issued shares to the closing price of the stock on the later of the date the shares were mailed or the last day of the quarter. During fiscal 2006 and 2005, the Company received a benefit of approximately $1,205 and $2,046, respectively, while during fiscal 2004 the Company incurred an expense of approximately $4,080 related to the revaluation of the 1.2 million shares of the Company’s common stock that were issued in November 2004 and September 2005.

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

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in thousands of dollars, except per share amounts)

Employment Separation Agreements. On December 5, 2003, the Company entered into employment separation agreements with Frances Flood, the Company’s former Chairman, Chief Executive Officer, and President, and Susie Strohm, the Company’s former Chief Financial Officer, which generally provided that these individuals would resign from their positions and employment with the Company, and the Company would make one-time, lump-sum payments in consideration of their surrender and delivery to the Company of shares of the Company’s common stock and Company stock options and their release of claims against the Company. Ms. Flood and Ms. Strohm also agreed to cooperate with the Company in the SEC action and related proceedings and the Company agreed to continue to indemnify such persons for attorneys fees incurred in the SEC action and related proceedings, subject to the limitations imposed by Utah law. The Company also released any existing claims against such persons except such claims as to which indemnification would not be permitted by Utah law. The agreement with Ms. Flood provided for a payment to her of $350 and her surrender and delivery to the Company of 35,000 shares of the Company’s common stock and 706,434 stock options (461,433 of which were vested). The agreement with Ms. Strohm provided for a payment to her of $75 and her surrender and delivery to the Company of 15,500 shares of the Company’s common stock and 268,464 stock options (171,963 of which were vested) (see Note 14).

Indemnification of Officers and Directors. The Company’s by-laws and the Utah Revised Business Corporation Act provide for indemnification of directors and officers against reasonable expenses incurred by such persons in connection with civil or criminal actions or proceedings to which they have been made parties because they are or were directors or officers of the Company or its subsidiaries. Indemnification is permitted if the person satisfies the required standards of conduct. The litigation matters described above involved certain of the Company’s current and former directors and officers, all of whom are covered by the aforementioned indemnity and if applicable, certain prior period insurance policies. The Company has indemnified such persons for legal expenses incurred by them in such actions and, as discussed below, has sought reimbursement from its insurance carriers. However, as also discussed below, the Company cannot predict with certainty the extent to which the Company will recover the indemnification payments from its insurers.

The Insurance Coverage Action. On February 9, 2004, the Company and Edward Dallin Bagley, the Chairman of the Board of Directors and a significant shareholder of the Company, jointly filed an action against National Union Fire Insurance Company of Pittsburgh, Pennsylvania (“National Union”) and Lumbermens Mutual Insurance Company of Berkeley Heights, New Jersey (“Lumbermens Mutual”), the carriers of certain prior period directors and officers’ liability insurance policies, to recover the costs of defending and resolving claims against certain of the Company’s present and former directors and officers in connection with the SEC complaint, the shareholders’ class action, and the shareholder derivative actions described above, and seeking other damages resulting from the refusal of such carriers to timely pay the amounts owing under such liability insurance policies. This action has been consolidated into a declaratory relief action filed by one of the insurance carriers on February 6, 2004 against the Company and certain of its current and former directors. In this action, the insurers assert that they are entitled to rescind insurance coverage under our directors and officers liability insurance policies, $3,000 of which was provided by National Union and $2,000 of which was provided by Lumbermens Mutual, based on alleged misstatements in the Company’s insurance applications. In February 2005, the Company entered into a confidential settlement agreement with Lumbermens Mutual pursuant to which the Company and Mr. Bagley received a lump-sum cash amount and the plaintiffs agreed to dismiss their claims against Lumbermens Mutual with prejudice. The cash settlement is held in a segregated account until the claims involving National Union have been resolved, at which time the amounts received in the action will be allocated between the Company and Mr. Bagley. The amount distributed to the Company and Mr. Bagley will be determined based on future negotiations between the Company and Mr. Bagley. The Company cannot currently estimate the amount of the settlement which it will ultimately receive. Upon determining the amount of the settlement which the Company will ultimately receive, the Company will record this as a contingent gain. None of the cash held in the segregated account is recorded as an asset at June 30, 2006. On October 21, 2005, the court granted summary judgment in favor of National Union on its rescission defense and accordingly entered a judgment dismissing all of the claims asserted by the Company and Mr. Bagley. In connection with the summary judgment, the Company has been ordered to pay approximately $59 in expenses. However, due to the Lumbermans Mutual cash proceeds discussed above and the appeal to the summary judgment discussed below, this potential liability has not been recorded in the balance sheet as of June 30, 2006. On February 2, 2006, the Company and Mr. Bagley filed an appeal to the summary judgment granted on October 21, 2005 and intend to vigorously pursue the appeal and any follow-up proceedings regarding their claims against National Union, although no assurances can be given that they will be successful. The Company and Mr. Bagley have entered into a Joint Prosecution and Defense Agreement in connection with the action and the Company is paying all litigation expenses except litigation expenses which are solely related to Mr. Bagley’s claims in the litigation. The Company has recognized and continues to recognize the expenses incurred related to this action at the dates incurred.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in thousands of dollars, except per share amounts)

The Pacific Technology & Telecommunications Collection Action. On August 12, 2003, the Company initiated a commercial arbitration proceeding against Pacific Technology & Telecommunications (“PT&T”), a former distributor, seeking to collect approximately $1,754 that PT&T owed the Company for inventory it purchased and received but did not pay for. PT&T denied the Company’s claim and asserted counterclaims. Subsequently, on April 20, 2004, PT&T filed for protection under Chapter 7 of the United States Bankruptcy Code, which had the effect of staying the proceeding. Following PT&T’s bankruptcy filing, the Company successfully negotiated a settlement with the bankruptcy trustee. Under the settlement, which has been approved by the bankruptcy court, the Company paid $25 and obtained the right to recover all unsold Company inventory held by PT&T and the right to pursue on the basis of an assignment any claims that PT&T may have against any of its own officers or directors, subject, however, to a maximum recovery of $800. The Company is currently in the process of investigating whether any such claims exist and, if so, whether it would be in the Company’s best interest to pursue them given the anticipated legal expenses and the uncertainties of being able to collect any resulting favorable judgment. The settlement also resulted in the release and dismissal with prejudice of all of PT&T’s claims against the Company. To date, the Company has not recovered any inventory held by PT&T.

11.	Shareholders’ Equity

Private Placement

On December 11, 2001, the Company closed a private placement of 1,500,000 shares of common stock. Gross proceeds from the private placement were $25,500, before costs and expenses associated with this transaction, which totaled $1,665. In connection with this private placement, the Company issued warrants to purchase 150,000 shares of its common stock at $17.00 per share to its financial advisor. Such warrants vested immediately and were valued at $1,556 using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0 percent, risk-free interest rate of 4.4 percent, expected price volatility of 68.0 percent, and contractual life of five years. The warrants expire on November 27, 2006. All warrants were outstanding as of June 30, 2006.

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

Stock Buy-Back Program

During August 2006, the Company’s Board of Directors approved a stock buy-back program to purchase up $2,000 of the Company’s common stock over the next 12 months on the open market. All repurchased shares will be immediately retired. The stock buy-back program will expire in August 2007.

12.	Share-Based Payment

The Company’s share-based compensation primarily consists of the following plans:

On June 30, 2006, the Company had two share-based compensation plans, one which expired on December 15, 2005, and one which remained active, which are described below. The compensation cost that has been charged against income for those plans was $1.1 million for fiscal 2006. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $264,000 for fiscal 2006.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in thousands of dollars, except per share amounts)

The Company’s 1990 Incentive Plan (the “1990 Plan”) had shares of common stock available for issuance to employees and directors. Provisions of the 1990 Plan included the granting of stock options. Generally, stock options vested over a five-year period at 10 percent, 15 percent, 20 percent, 25 percent, and 30 percent per year. Certain other stock options vested in full after eight years. During the fiscal year ended June 30, 2006, the 30,750 options outstanding under the 1990 Plan as of June 30, 2005 expired and were canceled. As of June 30, 2006, there were no options outstanding under the 1990 Plan and no additional options were available for grant under such plan.

The Company also has a 1998 Stock Option Plan (the “1998 Plan”). Provisions of the 1998 Plan include the granting of 2,500,000 incentive and non-qualified stock options. Options may be granted to directors, officers, and key employees and may be granted upon such terms as the Board of Directors, in their sole discretion, determine. Through December 1999, 1,066,000 options were granted that would cliff vest after 9.8 years; however, such vesting was accelerated for 637,089 of these options upon meeting certain earnings per share goals through the fiscal year ended June 30, 2003. Subsequent to December 1999 and through June 2002, 1,248,250 options were granted that would cliff vest after 6.0 years; however, such vesting was accelerated for 300,494 of these options upon meeting certain earnings per share goals through the fiscal year ended June 30, 2005. As of June 30, 2006, 53,600 options of the 1,066,000 options that cliff vest after 9.8 years remain outstanding. As of June 30, 2006, 202,060 options of the 1,248,250 options that cliff vest after 6.0 years remain outstanding.

Of the options granted subsequent to June 2002, all vesting schedules are based on 3 or 4-year vesting schedules, with either one-third or one-fourth vesting on the first anniversary and the remaining options vesting ratably over the remainder of the vesting term. Generally, directors and officers have 3-year vesting schedules and all other employees have 4-year vesting schedules. Additionally, in the event of a change in control or the occurrence of a corporate transaction all directors and officers’ unvested options shall vest and become exercisable immediately prior to the event or closing of the transaction. All options outstanding as of June 30, 2006 had contractual lives of ten years. Under the 1998 Plan, 2,500,000 shares were authorized for grant. The 1998 Plan expires June 10, 2008, or when all the shares available under the plan have been issued if this occurs earlier. As of June 30, 2006, there were 1,237,920 options outstanding under the 1998 Plan, which includes the cliff vesting and 3 or 4-year vesting options discussed above, and 959,956 options available for grant in the future.

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

Prior to July 1, 2005, the Company accounted for compensation expense associated with its stock options under the intrinsic value method in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation cost has been recognized for the Company’s unmodified stock options in its consolidated financial statements for the fiscal years ended June 30, 2005 or 2004.

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

The Company uses judgment in determining the fair value of the share-based payments on the date of grant using an option-pricing model with assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the risk-free interest rate of the awards, the expected life of the awards, the expected volatility over the term of the awards, the expected dividends of the awards, and an estimate of the amount of awards that are expected to be forfeited. The Company used the Black-Scholes option pricing model to determine the fair value of share-based payments granted under SFAS No. 123R and the original SFAS No. 123.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in thousands of dollars, except per share amounts)

In applying the Black-Scholes methodology to the options granted during the fiscal years ended June 30, 2006, 2005, and 2004, the Company used the following assumptions:

	Fiscal Year Ended
	June 30,	June 30,	June 30,
	2006	2005	2004
Risk-free interest rate, average	4.4%	4.0%	3.2%
Expected option life, average	5.9 years	5.8 years	5.2 years
Expected price volatility, average	87.2%	91.8%	91.2%
Expected dividend yield	0.0%	0.0%	0.0%
Expected annual forfeiture rate	10.0%	0.0%	0.0%

The risk-free interest rate is determined using the U.S. Treasury rate in effect as of the date of the grant, based on the expected life of the stock option. The expected life of the stock option is determined using historical data. The expected price volatility is determined using a weighted average of daily historical volatility of the Company’s stock price over the corresponding expected option life. The Company does not currently intend to distribute any dividend payments to shareholders. Under SFAS No. 123R, the Company recognizes compensation cost net of an expected forfeiture rate and recognized the associated compensation cost for only those awards expected to vest on a straight-line basis over the underlying requisite service period. The Company estimated the forfeiture rates based on its historical experience and expectations about future forfeitures. The Company determined the annual forfeiture rate for options that will cliff vest after 9.8 or 6.0 years to be 38.0 percent and the annual forfeiture rate for options that vest on 3 or 4-year vesting schedules to be 10.0 percent.

During the fiscal year ended June 30, 2006, the adoption of SFAS No. 123R resulted in incremental, pre-tax, stock-based compensation cost of $1.1 million. For the fiscal year ended June 30, 2006, the Company expensed $49 in cost of goods sold, $99 in marketing and selling, $203 in research and product development expense, $756 in general and administrative, and $34 in other income (expense) related to the transition to SFAS No. 123R. The stock-based compensation cost associated with adoption of SFAS No. 123R increased net operating loss for the fiscal year ended June 30, 2006 by $1,107, decreased net income by $877, and reduced basic and diluted earnings per share by $0.07 per share. The total income tax provision (benefit) related to share-based compensation for the fiscal year ended June 30, 2006 was ($264) and is shown as a cash flow from operating activities in our cash flow statement.

	Year Ended June 30, 2006
	(in thousands)

		SFAS
		No. 123R
		Compensation
	As Reported	Expense

Revenue	$37,632	$-
Cost of goods sold	19,284	(49)
Gross profit	18,348	49
Operating expenses:
Marketing and selling	7,866	(99)
Research and product development	8,299	(203)
General and administrative	5,108	(756)
Settlement in shareholders' class action	(1,205)	-
Total operating expenses	20,068	(1,058)
Operating loss	(1,720)	1,107
Other income, net	1,016	34
Loss from continuing operations before income taxes	(704)	1,141
Benefit for income taxes	870	(264)
Income from continuing operations	166	877
Income from discontinued operations, net of tax	1,930	-
Net income	$2,096	$877

Basic earnings (loss) per common share:
Continuing operations	$0.02	$0.07
Discontinued operations	0.16	-
Net income	0.18	0.07
Diluted earnings (loss) per common share:
Continuing operations	$0.01	$0.07
Discontinued operations	0.16	-
Net income	0.17	0.07

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in thousands of dollars, except per share amounts)

The following table shows the stock option activity for the fiscal year ended June 30, 2006.

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at June 30, 2003	1,972,756	$6.12

Granted	1,118,250	4.37
Expired and canceled	(813,137)	3.47
Forfeited prior to vesting	(844,682)	5.93
Exercised	-	-
Outstanding at June 30, 2004	1,433,187	6.37

Granted	450,500	4.77
Expired and canceled	(87,600)	2.71
Forfeited prior to vesting	(302,975)	5.88
Exercised	-	-
Outstanding at June 30, 2005	1,493,112	6.21

Granted	29,000	2.63
Expired and canceled	(118,353)	3.55
Forfeited prior to vesting	(165,839)	8.11
Exercised	-	-		$-
Outstanding at June 30, 2006	1,237,920	$6.12	5.8 years	$135
Exercisable	917,696	$6.18	5.2 years	$90

The following table summarizes information about stock options outstanding as of June 30, 2006:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Options Exercisable	Weighted Average Exercise Price

$0.00 to $4.00	592,839	$3.38	6.2 years	461,116	$3.39
$4.01 to $8.00	395,744	5.80	7.0 years	273,379	5.87
$8.01 to $12.00	89,941	11.13	3.8 years	38,004	10.89
$12.01 to $16.00	156,961	14.23	2.2 years	143,354	14.33
$16.01 to $20.00	2,435	17.66	1.9 years	1,843	17.60
Total	1,237,920	$6.12	5.8 years	917,696	$6.18

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in thousands of dollars, except per share amounts)

The following table summarized information about non-vesting stock options outstanding as of June 30, 2006:

Non-vested Shares	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested at June 30, 2005	802,400	$4.73

Granted	29,000	1.96
Vested	(345,337)	4.23
Forfeited prior to vesting	(165,839)	5.93
Non-vested at June 30, 2006	320,224	$4.39

No stock options were exercised during fiscal 2006, 2005, and 2004 and accordingly, the total intrinsic value of stock options exercised was $0.

As of June 30, 2006, the total compensation cost related to unvested stock options not yet recognized and before the affect of any forfeitures was $973,000, which is expected to be recognized over the next 3.9 years on a straight-line basis. The total fair value of shares vested during the years ended June 30, 2006, was $1.5 million.

The weighted-average estimated grant date fair value of the stock options granted during the fiscal year ended June 30, 2006, 2005, and 2004 was $1.96, $3.63, and $3.29 per share, respectively.

Due to the Company’s failure to remain current in its filing of periodic reports with the SEC during fiscal 2004, 2005, and most of 2006, employees, executive officers, and directors were not allowed to exercise options under the 1998 Plan. Since December 2003, individual grants that had been affected by this situation were modified to extend the exercise period of the option through the date the Company became current in its filings with the SEC and options again become exercisable. Since July 1, 2003, modifications of stock option grants include (i) the extension of the post-service exercise period of vested options held by persons who have ceased to remain employed by the Company; (ii) the extension of the option exercise period for maturing options that were fully vested and unexercised; (iii) the acceleration of vesting schedule for certain key employees whose employment terminated due to the sale of the conferencing services business to Premiere; and (iv) the acceleration of vesting schedule for one former officer at termination. For the fiscal years ended June 30, 2006, 2005, and 2004, the Company modified stock options related to 8, 32, and 20 employees, respectively. Compensation cost is recognized immediately for options that are fully vested on the date of modification. During the fiscal years ended June 30, 2006, 2005, and 2004, the Company expensed $16, $41, and $200, respectively, in compensation cost associated with these modifications. The $16 of costs associated with modifications in fiscal 2006 are included in the $1,141 of SFAS No. 123R compensation expense disclosed above for the fiscal year ended June 30, 2006.

13.	Significant Customers

During the fiscal years ended June 30, 2006, 2005, and 2004, revenues in the Company’s product segment included sales to three different distributors that represented more than 10 percent each. The following table summarizes the percentage of total revenue for the fiscal years ended June 30, 2006, 2005, and 2004:

Product Segment Revenues
	2006	2005	2004
Customer A	24.6%	28.0%	27.4%
Customer B	16.6%	19.2%	18.3%
Customer C	15.0%	16.0%	18.6%
Total	56.2%	63.2%	64.3%

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in thousands of dollars, except per share amounts)

The following table summarizes the percentage of total gross accounts receivable for the fiscal years ended June 30, 2006 and 2005:

Gross Accounts Receivable
	2006	2005
Customer A	19.4%	29.4%
Customer B	16.1%	18.7%
Customer C	11.9%	13.9%
Total	47.4%	62.0%

These distributors facilitate product sales to a large number of end-users, none of which is known to account for more than 10 percent of the Company’s revenue from product sales. Nevertheless, the loss of one or more distributors could reduce revenues and have a material adverse effect on the Company’s business and results of operations.

14.	Severance Charges

During the fiscal year ended June 30, 2004, the Company recorded a total of $182 in severance associated with settlement agreements and releases with three former executive officers in connection with the cessation of their employment. Such costs were included in operating expenses during the year ended June 30, 2004. The Company paid these amounts during the years ended June 30, 2004 and 2005. Additionally and in connection with the employment separation agreements between the Company and Ms. Flood and the Company and Ms. Strohm, the Company recorded compensation expense of $306 and $56, respectively (see Note 10).

During the fiscal year ended June 30, 2005, the Company recorded a total of $100 in severance associated with the severance agreement with one of the Company’s former Vice-Presidents, on July 15, 2004 and a total of $175 in severance associated with the closing of the Germany office. Such costs were included in operating expenses during the year ended June 30, 2005.

During the fiscal year ended June 30, 2006, the Company entered into a settlement agreement and release with its former Vice-President - Human Resources in connection with the cessation of her employment, which generally provided for her resignation from her position and employment with the Company, the payment of severance, and a general release of claims against the Company by her. On February 20, 2006, an agreement was entered into which generally provided for a severance payment of $93 and her surrender and delivery to the Company of 145,000 stock options (86,853 of which were vested).

15.	Retirement Savings and Profit Sharing Plan

The Company has a 401(k) retirement savings and profit sharing plan to which it makes discretionary matching contributions, as authorized by the Board of Directors. All full-time employees who are at least 21 years of age and have a minimum of sixty days of service with the Company are eligible to participate in the plan. Matching contributions are 20 percent up to 6 percent of the employee’s earnings, paid bi-weekly. The Company’s retirement plan contribution expense for the fiscal years ended June 30, 2006, 2005, and 2004 totaled $61, $53, and $30, respectively.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in thousands of dollars, except per share amounts)

16.	Income Taxes

Loss from continuing operations before income taxes consisted of the following:

	Years Ended June 30,
	2006	2005	2004

U.S.	$(752)	$(1,148)	$(12,438)
Non-U.S.	48	52	183
	$(704)	$(1,096)	$(12,255)

The benefit (provision) for income taxes on income from continuing operations consisted of the following:

	Years Ended June 30,
	2006	2005	2004

Current:
U.S. Federal	$770	$2,845	$3,698
U.S. State	102	423	163
Non-U.S.	(2)	(20)	(46)
Total current	$870	$3,248	$3,815

Deferred:
U.S. Federal	(619)	(2,236)	666
U.S. State	73	(337)	440
Non-U.S.	-	-	-
Change in deferred before valuation allowance	(546)	(2,573)	1,106
Decrease (increase) in valuation allowance	546	2,573	(4,185)
Total deferred	-	-	(3,079)

Benefit for income taxes	$870	$3,248	$736

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in thousands of dollars, except per share amounts)

The following table presents the principal reasons for the difference between the actual effective income tax rate and the expected U.S. federal statutory income tax rate of 34.0 percent on income from continuing operations:

	Years Ended June 30,
	2006	2005	2004

U.S. federal statutory income tax rate at 34.0 percent	$240	$373	$4,167
State income tax (provision) benefit, net of federal income
tax effect	67	(3)	75
Research and development credit	72	188	108
Foreign earnings or losses taxed at different rates	14	(3)	(10)
Non-deductible SFAS No. 123R compensation expense	(143)	-	-
Change in valuation allowance	546	2,573	(4,185)
Valuation allowance change attributable to state tax impact
and other	(105)	-	436
Non-deductible items and other	179	120	145

Benefit for income taxes	$870	$3,248	$736

Deferred income taxes are determined based on the differences between the financial reporting and income tax bases of assets and liabilities using enacted income tax rates expected to apply when the differences are expected to be settled or realized. As of June 30, 2006 and 2005, significant components of the net U.S. deferred income tax assets and liabilities were as follows:

	As of June 30,
	2006	2005
Deferred income tax assets:
Deferred revenue	$1,191	$1,086
Basis difference in intangible assets	885	922
Inventory reserve	873	757
Net operating loss carryforwards	799	786
Accumulated research and development credits	591	333
Alternative minimum tax credits	409	355
Accrued liabilities	321	1,649
Deductible SFAS No. 123R compensation expense	268	-
Allowance for sales returns and doubtful accounts	19	18
Installment sale of discontinued operations	-	172
Other	281	266
Subtotal	5,637	6,344
Valuation allowance	(5,369)	(5,909)
Deferred income tax assets	268	435

Deferred income tax liabilities:
Difference in property and equipment basis	(268)	(435)
Deferred income tax liabilities	(268)	(435)

Net deferred income tax assets	$-	$-

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in thousands of dollars, except per share amounts)

Deferred income tax assets and liabilities were netted by income tax jurisdiction and were reported in the consolidated balance sheets as of June 30, 2006 and 2005, as follows:

	As of June 30,
	2006	2005

Current deferred income tax assets	$128	$270
Long-term deferred income tax assets	-	-
Current deferred income tax liabilities	-	-
Long-term deferred income tax liabilities	(128)	(270)
Net deferred income tax assets	$-	$-

The Company has not provided for U.S. deferred income taxes or foreign withholding taxes on the undistributed earnings of its non-U.S. subsidiaries since these earnings are intended to be reinvested indefinitely and therefore, the foreign currency translation adjustment included in other comprehensive income has not been tax effected. It is not practical to estimate the amount of additional taxes that might be payable on such undistributed earnings. Total undistributed earnings from foreign subsidiaries were $427, $367, and $559 for the fiscal years ended June 30, 2006, 2005, and 2004, respectively.

As of June 30, 2006, the Company had research credit and alternative minimum tax credit carryforwards for U.S. federal income tax reporting purposes of $269, and $409, respectively, which will begin to expire in 2025. As of June 30, 2006, the Company also had state net operating loss (“NOL”) and research and development tax credit carryforwards of approximately $15,981 and $323, respectively, which expire depending on the rules of the various states to which the carryovers relate. The Company also has a NOL carryforward in its Irish subsidiary. However, the Company is in the process of closing its Irish subsidiary and does not anticipate ever being able to use these losses and has not separately reported these amounts.

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

SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Valuation allowances were recorded in fiscal 2006, 2005, and 2004 due to the uncertainty of realization of the assets based upon a number of factors, including lack of profitability from continuing operations in recent years. For the years ended June 30, 2006 and 2005, the Company has recorded a valuation allowance against all of its net deferred tax assets. A full valuation allowance was recorded based on the Company’s lack of cumulative profitability from continuing operations in recent years. The Company believes it is more likely than not that all of the net deferred tax assets will not be realized.

The net change in the Company’s domestic valuation allowance was a decrease of $540 and $3,598 for the years ended June 30, 2006 and 2005, respectively, and an increase of $4,255 the year ended June 30, 2004.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in thousands of dollars, except per share amounts)

17.	Related-Party Transactions

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

The Company and Mr. Bagley jointly filed an action against National Union and Lumbermens Mutual. For additional discussion see Note 10 under The Insurance Coverage Action.

At June 30, 2004, the Company had an intercompany loan due from OM Video in the amount of $200. The loan was provided as working capital. The balance due was paid during fiscal 2005.

18.	Segment and Geographic Information

During the fiscal years ended June 30, 2006, 2005, and 2004, the Company included in continuing operations two operating segments - products and business services. The Company’s Chief Executive Officer and senior management rely on internal management reports that provide financial and operational information by operating segment. The Company’s management makes financial decisions and allocates resources based on the information it received from these internal management reports. The business services segment was established in fiscal 2002 as a result of the acquisition of E.mergent in late fiscal 2002 and included certain operations of E.mergent, the operations of OM Video, and one software license agreement associated with the broadcast telephone interface product line. During fiscal 2004, the Company sold its business services-related E.mergent operations. During fiscal 2005, the Company sold its Canadian business services-related OM Video operations and accordingly these operations have been omitted from these disclosures (see Note 3). Because of the changes in the Company’s operations and the information being provided to the Company’s Chief Executive Officer, the segment disclosures for fiscal 2005 and 2004 have been reclassified to incorporate these changes.

The Company’s segments are strategic business units that offer products and services to satisfy different customer needs. They are managed separately because each segment requires focus and attention on its market and distribution channel. The products segment includes products for audio conferencing products, video conferencing ancillary products, and sound reinforcement products. The business services segment included one software license agreement with Comrex associated with the broadcast telephone interface product line, a perpetual software license to use the Company’s technology, along with one free year of maintenance and support.

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

The United States was the only country to contribute more than 10 percent of total revenues in each fiscal year. The Company’s revenues are substantially denominated in U.S. dollars and are summarized geographically as follows (in thousands):

	Years Ended June 30,
	2006	2005	2004

United States	$26,911	$23,464	$21,654
All other countries	10,721	8,181	6,312
Total	$37,632	$31,645	$27,966

The Company’s long-lived assets, net of accumulated depreciation, located outside of the United States are $0, $0, and $33, for the fiscal years ended June 30, 2006, 2005, and 2004, respectively.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in thousands of dollars, except per share amounts)

The following tables summarize the Company’s segment information:

	Product	Business Services	Total
2006:
Revenue	$37,632	$-	$37,632
Gross profit	18,348	-	18,348

2005:
Revenue	$31,645	$-	$31,645
Gross profit	16,694	-	16,694

2004:
Revenue	$27,836	$130	$27,966
Gross profit	11,457	130	11,587

The reconciliation of segment information to the Company’s consolidated totals is as follows (in thousands):

	Year Ended June 30, 2006
	Product	Corporate	Total

Gross profit	$18,348	$-	$18,348
Marketing and selling expense	(7,866)	-	(7,866)
Research and product development expense	(8,299)	-	(8,299)
General and administrative expense	-	(5,108)	(5,108)
Settlement in shareholders' class action	-	1,205	1,205
Interest income	-	813	813
Other income (expense), net	-	203	203
Benefit for income taxes	-	870	870
Total income from continuing operations	$2,183	$(2,017)	$166

Depreciation and amortization expense	$1,557	$-	$1,557

Identifiable assets	$16,866	$24,539	$41,405

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in thousands of dollars, except per share amounts)

	Year Ended June 30, 2005
	Product	Corporate	Total

Gross profit	$16,694	$-	$16,694
Marketing and selling expense	(9,070)	-	(9,070)
Research and product development expense	(5,305)	-	(5,305)
General and administrative expense	-	(5,489)	(5,489)
Settlement in shareholders' class action	-	2,046	2,046
Impairment charge (see Note 20)	(180)	-	(180)
Restructuring charge (see Note 20)	(110)	-	(110)
Interest income	-	425	425
Interest expense	-	(104)	(104)
Other income (expense), net	-	(3)	(3)
Benefit for income taxes	-	3,248	3,248
Total income from continuing operations	$2,029	$123	$2,152

Depreciation and amortization expense	$2,366	$-	$2,366

Identifiable assets	$16,092	$21,929	$38,021

	Year Ended June 30, 2004
	Product	Business Services	Corporate	Total

Gross profit	$11,457	$130	$-	$11,587
Marketing and selling expense	(8,497)	-	-	(8,497)
Research and product development expense	(4,237)	-	-	(4,237)
General and administrative expense	-	-	(6,767)	(6,767)
Settlement in shareholders' class action	-	-	(4,080)	(4,080)
Interest income	-	-	52	52
Interest expense	-	-	(183)	(183)
Other income (expense), net	-	-	(130)	(130)
Benefit for income taxes	-	-	736	736
Total income from continuing operations	$(1,277)	$130	$(10,372)	$(11,519)

Depreciation and amortization expense	$1,934	$-	$-	$1,934

Identifiable assets	$17,732	$-	$9,951	$27,683

19.	Closing of Germany Office

During December 2004, the Company closed its Germany office and consolidated its activity with the United Kingdom office. Costs associated with closing the Germany office totaled $305 in fiscal 2005 and included operating leases and severance payments.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in thousands of dollars, except per share amounts)

20.	Manufacturing Transition

In May 2005, the Company approved an impairment action and a restructuring action in connection with its decision to outsource its Salt Lake City manufacturing operations. These actions were intended to improve the overall cost structure for the product segment by focusing resources on other strategic areas of the business. The Company recorded an impairment charge of $180 and a restructuring charge of $110 during the fiscal year ended June 30, 2005 as a result of these actions. These charges are disclosed separately in the accompanying consolidated statements of operations. The impairment charge consisted of an immediate impairment of certain property and equipment of $180 that had value to the Company while it manufactured product but that was not purchased by TPM and at the time were not considered likely to be sold. These assets would have remained in service had the Company not outsourced its manufacturing operations. The restructuring charge also consisted of severance and other employee termination benefits of $70 related to a workforce reduction of approximately 20 employees who were transferred to an employment agency used by TPM to transition the workforce and a charge of $40 related to the operating lease for the Company’s manufacturing facilities that would no longer be used by the Company. All severance payments were paid by December 31, 2005.

On August 1, 2005, the Company entered into a one-year sublease with TPM with respect to the 12,000 square foot manufacturing facility in its headquarters building in connection with the outsourcing of its manufacturing operations. Either party could terminate the lease for any reason upon 90 days written notice. The subtenant paid $11 per month. On March 2, 2006, the subtenant provided the Company with written notice of its intent to terminate the lease on May 31, 2006. Total sublease payments totaled $110.

The following table summarizes the Company’s restructuring charges for the fiscal years ended June 30, 2006 and 2005:

	Severance	Manufacturing Facilities Lease	Total

Balance at 06/30/2004	$-	$-	$-
Restructuring charge	70	40	110
Utilized	-	-	-
Balance at 06/30/2005	$70	$40	$110

Utilized	(70)	(107)	(177)
Sublease payments received	-	110	110
Balance at 06/30/2006	$-	$43	$43

21.	Subsequent Events (Unaudited)

Sale of our Document and Educational Camera Manufacturing and Sales Business. On August 23, 2006, the Company entered into an Asset Purchase Agreement with Ken-A-Vision Manufacturing Company, Inc. (“KAV”), a privately held manufacturer of camera solutions for education, audio visual, research, and manufacturing applications, to sell inventory, equipment, tools, and certain intellectual property pertaining to its document and education camera product line. KAV also agreed to assume certain warranty obligations with respect to historical Company camera product sales. The purchase price, which was subject to adjustment based upon the quantities of a mix of finished good inventory to be delivered to KAV, as defined in the agreement, was $635. The sale closed on August 30, 2006.