Form 10-Q
period 2006-09-30
CLEARONE COMMUNICATIONS INC
filed 2006-11-13
CIK 840715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission file number: 000-17219

CLEARONE COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0398877
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

5225 Wiley Post Way, Suite 500 Salt Lake City, Utah	84116
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (801) 975-7200

1825 Research Way, Salt Lake City, Utah 84119
(Former address of principal executive offices, if changed since last report)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 12,145,068 shares of the Company’s Common Stock, par value $0.001, outstanding on November 13, 2006.

CLEARONE COMMUNICATIONS, INC.
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

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

CLEARONE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands of dollars, except per share amounts)

	September 30,	June 30,
	2006	2006

ASSETS
Current assets:
Cash and cash equivalents	$1,734	$1,240
Marketable securities	20,550	20,550
Accounts receivable	7,300	7,784
Note receivable	153	-
Inventories, net	6,179	6,614
Income tax receivable	2,548	2,607
Deferred income taxes, net	94	128
Prepaid expenses	188	255
Net Assets of Discontinued Operations	-	565
Total current assets	38,746	39,743

Property and equipment, net	1,473	1,647
Note receivable - long-term	166	-
Other assets	22	15
Total assets	$40,407	$41,405

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,643	$2,597
Accrued liabilities	2,136	2,397
Deferred product revenue	5,249	5,871
Total current liabilities	9,028	10,865

Deferred income taxes, net	94	128
Total liabilities	9,122	10,993

Commitments and contingencies (see Note 8)

Shareholders' equity:
Common stock, par value $0.001, 50,000,000 shares authorized,
12,185,427 and 12,184,727 shares issued and outstanding, respectively	12	12
Additional paid-in capital	52,997	52,764
Treasury stock	(37)	-
Accumulated deficit	(21,687)	(22,364)
Total shareholders' equity	31,285	30,412
Total liabilities and shareholders' equity	$40,407	$41,405

See accompanying notes to condensed consolidated financial statements

CLEARONE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands of dollars, except per share amounts)

	Three Months Ended
	September 30,	September 30,
	2006	2005

Product Revenue:	$9,411	$8,778

Cost of goods sold:
Product	4,205	3,921
Product inventory write-offs	111	93
Total cost of goods sold	4,316	4,014
Gross profit	5,095	4,764

Operating expenses:
Marketing and selling	1,918	1,812
General and administrative	809	1,771
Settlement in shareholders' class action	-	(1,205)
Research and product development	2,079	1,799
Total operating expenses	4,806	4,177

Operating income (loss)	289	587

Other income (expense), net:
Interest income	307	159
Other, net	25	7
Total other income (expense), net	332	166

Income (loss) from continuing operations before income taxes	621	753
Benefit from income taxes	19	222
Income (loss) from continuing operations	640	975

Discontinued operations:
Income from discontinued operations	55	118
Gain on disposal of discontinued operations	3	1,496
Income tax provision	(21)	(602)
Income from discontinued operations	37	1,012

Net income	$677	$1,987

See accompanying notes to condensed consolidated financial statements

CLEARONE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Unaudited)
(in thousands of dollars, except per share amounts)

	Three Months Ended
	September 30,	September 30,
	2006	2005

Basic earnings (loss) per common share from continuing operations	$0.05	$0.09
Diluted earnings (loss) per common share from continuing operations	$0.05	$0.08

Basic earnings (loss) per common share from discontinued operations	$0.00	$0.09
Diluted earnings (loss) per common share from discontinued operations	$0.00	$0.08

Basic earnings (loss) per common share	$0.06	$0.18
Diluted earnings (loss) per common share	$0.06	$0.16

Basic weighted average shares	12,184,849	11,284,244
Diluted weighted average shares	12,231,744	12,278,664

See accompanying notes to condensed consolidated financial statements

 CLEARONE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands of dollars, except per share amounts)

	Three Months Ended
	September 30,	September 30,
	2006	2005
Cash flows from operating activities:
Net income from continuing operations	$640	$975
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operations:
Depreciation and amortization expense	268	326
Stock-based compensation	230	342
Write-off of inventory	111	93
(Gain) loss on disposal of assets and fixed assets write-offs	-	(40)
Provision for doubtful accounts	-	3
Changes in operating assets and liabilities:
Accounts receivable	484	(414)
Note receivable - Ken-A-Vision	(319)	-
Inventories	324	661
Prepaid expenses and other assets	67	(280)
Accounts payable	(954)	(430)
Accrued liabilities	(261)	(1,357)
Income taxes	59	380
Deferred product revenue	(622)	(207)
Net change in other assets/liabilities	(6)	1
Net cash provided by continuing operating activities	21	53
Net cash provided by discontinued operating activities	35	527
Net cash provided by operating activities	56	580

Cash flows from investing activities:
Purchase of property and equipment	(112)	(64)
Proceeds from the sale of property and equipment	18	43
Purchase of marketable securities	-	(3,000)
Sale of marketable securities	-	1,800
Net cash used in continuing investing activities	(94)	(1,221)
Net cash provided by discontinued investing activities	567	938
Net cash used in investing activities	473	(283)

Cash flows from financing activities:
Proceeds from common stock	2	-
Common stock purchased and retired	(37)	-
Net cash used in continuing financing activities	(35)	-
Net cash used in discontinued financing activities	-	-
Net cash used in financing activities	(35)	-

Net increase in cash and cash equivalents	494	297
Cash and cash equivalents at the beginning of the period	1,240	1,892
Cash and cash equivalents at the end of the period	$1,734	$2,189

See accompanying notes to condensed consolidated financial statements

 CLEARONE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)
(in thousands of dollars, except per share amounts)

	Three Months Ended
	September 30,	September 30,
	2006	2005
Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid (received) for income taxes	(57)	-

Supplemental disclosure of non-cash financing activities:
Value of common shares issued in shareholder settlement	$-	$2,264

See accompanying notes to condensed consolidated financial statements

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands of dollars, except per share amounts)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, consisting of the condensed consolidated balance sheets as of September 30, 2006 and June 30, 2006, the condensed consolidated statements of operations for the three months ended September 30, 2006 and 2005 and the condensed consolidated statements of cash flows for the three months ended September 30, 2006 and 2005, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2006.

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

Revenue Recognition - The Company evaluates, at each quarter-end, the inventory in the channel through information provided by certain of its distributors.  The level of inventory in the channel will fluctuate up or down, each quarter, based upon these distributors’ individual operations.  Accordingly, each quarter-end revenue deferral is calculated and recorded based upon the underlying, estimated channel inventory at quarter-end.  The amounts of deferred cost of goods sold were included in consigned inventory. The following table details the amount of deferred revenue, cost of goods sold, and gross profit at each period end for the 21-month period ended September 30, 2006.

	Deferred Revenue	Deferred Cost of Goods Sold	Deferred Gross Profit

September 30, 2006	$5,249	$2,541	$2,708
June 30, 2006	5,871	2,817	3,054
March 31, 2006	5,355	2,443	2,912
December 31, 2005	4,936	2,199	2,737
September 30, 2005	4,848	2,373	2,475
June 30, 2005	5,055	2,297	2,758
March 31, 2005	5,456	2,321	3,135
December 31, 2004	4,742	1,765	2,977

Share-Based Payment In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Primarily, SFAS No. 123R focuses on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

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

Recent Accounting Pronouncements

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 on our consolidated financial statements.

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

3. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended
	September 30,	September 30,
	2006	2005
	(in thousands of dollars, except per share amounts)
Numerator:
Income (loss) from continuing operations	$640	$975
Income (loss) from discontinued operations, net of tax	35	74
Gain (loss) on disposal of discontinued operations, net of tax	2	938
Net income (loss)	$677	$1,987
Denominator:
Basic weighted average shares	12,184,849	11,284,244
Dilutive common stock equivalents using treasury stock method	46,895	994,420
Diluted weighted average shares	12,231,744	12,278,664

Basic earnings (loss) per common share:
Continuing operations	$0.05	$0.09
Discontinued operations	0.00	0.01
Disposal of discontinued operations	0.00	0.08
Net income (loss)	0.06	0.18
Diluted earnings (loss) per common share:
Continuing operations	$0.05	$0.08
Discontinued operations	0.00	0.01
Disposal of discontinued operations	0.00	0.08
Net income (loss)	0.06	0.16

Options that had an exercise price greater than the average market price of the common shares (“Out-of-the-Money Options”) during the respective period were not included in the computation of diluted earnings per share as the effect would be anti-dilutive. An average total of 1,231,591 and 1,454,061 Out-of-the-Money Options were not included during the three months ended September 30, 2006 and 2005, respectively. Warrants to purchase 150,000 shares of common stock were outstanding as of September 30, 2006 and 2005, but were not included in the computation of diluted earnings per share as the effect would be anti-dilutive. The Company issued 228,000 shares in November 2004 and 920,494 shares in September 2005.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
(in thousands of dollars, except per share amounts)

4. Discontinued Operations

During the first fiscal quarter of 2007, the Company completed the sales of its document and educational camera product line to Ken-A-Vision Manufacturing. Additionally, during fiscal 2005, the Company sold its Canadian audiovisual integration services, OM Video, to 6351352 Canada Inc, a Canada corporation (the “OM Purchaser”). Accordingly, the results of operations and the financial position have been reclassified in the accompanying condensed consolidated financial statements as discontinued operations. Finally, during fiscal 2001, the Company sold certain assets to Burk Technology, Inc. (“Burk”) whose sales proceeds are included with discontinued operations. Summary operating results of the discontinued operations are as follows:

	Three Months Ended
	September 30,	September 30,
	2006	2005

Income from discontinued operations:
Ken-A-Vision	$55	$118

Gain on disposal of discontinued operations:
Ken-A-Vision	$3	$-
OM Video	-	150
Burk	-	1,346
Total gain on disposal of discontinued operations	3	1,496

Income tax (provision) benefit:
Ken-A-Vision	$(21)	$(44)
OM Video	-	(56)
Burk	-	(502)
Total income tax (provision) benefit	(21)	(602)

Total income from discontinued operations, net of income taxes:
Ken-A-Vision	$37	$74
OM Video	-	94
Burk	-	844
Total income from discontinued operations,
net of income taxes	$37	$1,012

Document and Camera Product Line

On August 23, 2006, the Company entered into an Asset Purchase Agreement with Ken-A-Vision Manufacturing Company, Inc. (“KAV”), a privately held manufacturer of camera solutions for education, audio visual, research, and manufacturing applications, to sell inventory, equipment, tools, and certain intellectual property pertaining to its document and education camera product line. KAV also agreed to assume certain warranty obligations with respect to historical Company camera product sales. The purchase price, which was subject to adjustment based upon the quantities of a mix of finished good inventory to be delivered to KAV, as defined in the agreement, was $635, payable in cash and a 24-month note receivable. The sale closed on August 30, 2006.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
(in thousands of dollars, except per share amounts)

OM Video

On March 4, 2005, the Company sold all of the issued and outstanding stock of its Canadian subsidiary, ClearOne Communications of Canada, Inc. (“ClearOne Canada”) to 6351352 Canada Inc., a Canada corporation. ClearOne Canada owned all the issued and outstanding stock of Stechyson Electronics, Ltd., which conducts business under the name OM Video. The Company agreed to sell the stock of ClearOne Canada for $200 in cash; a $1,256 note receivable over a 15-month period, with interest accruing on the unpaid balance at the rate of 5.3 percent per year; and contingent consideration ranging from 3.0 percent to 4.0 percent of related gross revenues over a five-year period. In June 2005, the Company was advised that the OM Purchaser had settled an action brought by the former employer of certain of OM Purchaser’s owners and employees alleging violation of non-competition agreements. The settlement reportedly involved a cash payment and an agreement not to sell certain products for a period of one year. Based on an analysis of the facts and circumstances that existed at the end of fiscal 2005, and considering the guidance from Topic 5U of the SEC Rules and Regulations, “Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity,” the gain is being recognized as cash is collected (as collection was not reasonably assured). OM Video pre-tax income (loss), reported in discontinued operations, for the three months ended September 30, 2005 was $150. Through December 31, 2005, all payments required through such date had been received and $854 of the promissory note remained outstanding; however, 6351352 Canada Inc. failed to make any subsequent, required payments under the note receivable until June 30, 2006, when we received a payment of $50. The note receivable is in default and we are currently considering our collection options.

Burk

On August 22, 2005, the Company entered into a Mutual Release and Waiver Agreement with Burk pursuant to which Burk paid the Company $1,346 in full satisfaction of the promissory note, which included a discount of $119. As part of the Mutual Release and Waiver Agreement, the Company waived any right to future commission payments from Burk. Additionally, Burk and the Company granted mutual releases to one another with respect to future claims and liabilities. Accordingly, the total pre-tax gain on the disposal of discontinued operations, related to Burk, was approximately $2,419. The gain was recognized beginning in fiscal 2001. The Company realized pre-tax gain on the disposal of discontinued operations of $1,346 during the three months ended September 30, 2005.

5. Income Taxes

During the three months ended September 30, 2006, the Company recorded a benefit for income taxes from continuing operations of $19. This compares to a benefit for income taxes of $222 during the three months ended September 30, 2005. Taxes are based on the estimated annual effective tax rate.

SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. As of September 30, 2006, the Company has recorded a valuation allowance against all of its net deferred tax assets due to the uncertainty of realization of the assets. Based on the Company’s lack of cumulative profitability in recent years it is more likely than not that all of the net deferred tax assets will not be realized.

6. Inventory

Inventories, net of reserves, consist of the following as of September 30, 2006 and June 30, 2006:

	September 30,	June 30,
	2006	2006

Raw materials	$188	$513
Finished goods	3,450	3,284
Consigned inventory	2,541	2,817
Total inventory	$6,179	$6,614

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
(in thousands of dollars, except per share amounts)

Consigned inventory represents inventory at distributors and other customers where revenue recognition criteria have not been achieved.

7. Accrued Liabilities

Accrued liabilities consist of the following as of September 30, 2006 and June 30, 2006:

	September 30,	June 30,
	2006	2006

Accrued salaries and other compensation	$800	$1,150
Other accrued liabilities	1,336	1,247
Total	$2,136	$2,397

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

Outsource Manufacturer. On August 11, 2003, the Company entered into a manufacturing agreement with an international outsource manufacturer related to the outsourced manufacturing of certain of its products. The manufacturing agreement established annual volume commitments. In the event annual volume commitments are not met, the Company will be subject to a tooling amortization charge for the difference between the Company’s volume commitment and its actual product purchases. For the calendar year ended December 31, 2004, the Company was also responsible for prepayment of $274 in certain raw material inventory related to the annual volume commitment. As of September 30, 2006, $30 of the prepayment remained outstanding. The Company is also obligated to repurchase all raw materials sold to the international outsource manufacturer.

On August 1, 2005, the Company entered into a manufacturing agreement with a domestic outsource manufacturer related to the outsourced manufacturing of certain of its products. The raw materials owned by the Company were consigned to the manufacturer at August 1, 2005 in the amount of $2,285. The consigned raw material balance at September 30, 2006 was $175. The agreement established annual volume commitments and forecasting requirements. When the manufacturer procures materials for the forecast and actual orders do not meet the forecast, the Company is responsible to advance to the manufacturer the value of the inventory greater than a 90 day supply. The amount advanced to the domestic manufacturer at September 30, 2006 was $657. The consigned raw material balance and the amount advanced to the domestic manufacturer, net of estimated reserves, is included in raw materials.

Legal Proceedings. In addition to the legal proceedings described below, the Company is also involved from time to time in various claims and other legal proceedings which arise in the normal course of business. Such matters are subject to many uncertainties and outcomes that are not predictable. However, based on the information available to the Company as of November 1, 2006 and after discussions with legal counsel, the Company does not believe any such other proceedings will have a material, adverse effect on its business, results of operations, financial position, or liquidity, except as described below.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
(in thousands of dollars, except per share amounts)

The Shareholders’ Class Action . On June 30, 2003, a consolidated complaint was filed against the Company, eight present or former officers and directors of the Company, and Ernst & Young LLP (“Ernst & Young”), the Company’s former independent public accountants, by a class consisting of purchasers of the Company’s common stock during the period from April 17, 2001 through January 15, 2003. The action followed the consolidation of several previously filed class action complaints and the appointment of lead counsel for the class. The allegations in the complaint were essentially the same as those contained in the SEC complaint described in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005. On December 4, 2003, the Company, on behalf of itself and all other defendants with the exception of Ernst & Young, entered into a settlement agreement with the class pursuant to which the Company agreed to pay the class $5,000 and to issue the class 1.2 million shares of its common stock. The cash payment was made in two equal installments, the first on November 10, 2003 and the second on January 14, 2005. On May 23, 2005, the court order was amended to require the Company to pay cash in lieu of stock to those members of the class who would otherwise have been entitled to receive fewer than 100 shares of stock. On September 29, 2005, the Company completed its obligations under the settlement agreement by issuing a total of 1,148,494 shares of the Company’s common stock to the plaintiff class, including 228,000 shares previously issued in November 2004, and the Company paid an aggregate of $127 in cash in lieu of shares to those members of the class who would otherwise have been entitled to receive an odd-lot number of shares or who resided in states in which there was no exemption available for the issuance of shares. The cash payments were calculated on the basis of $2.46 per share which was equal to the higher of (i) the closing price for the Company’s common stock as reported by the Pink Sheets on the business day prior to the date the shares were mailed, or (ii) the average closing price over the five trading days prior to such mailing date.

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

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
(in thousands of dollars, except per share amounts)

The Insurance Coverage Action. On February 9, 2004, the Company and Edward Dallin Bagley, the Chairman of the Board of Directors and a significant shareholder of the Company, jointly filed an action against National Union Fire Insurance Company of Pittsburgh, Pennsylvania (“National Union”) and Lumbermens Mutual Insurance Company of Berkeley Heights, New Jersey (“Lumbermens Mutual”), the carriers of certain prior period directors and officers’ liability insurance policies, to recover the costs of defending and resolving claims against certain of the Company’s present and former directors and officers in connection with the SEC complaint, the shareholders’ class action, and the shareholder derivative actions described above, and seeking other damages resulting from the refusal of such carriers to timely pay the amounts owing under such liability insurance policies. This action has been consolidated into a declaratory relief action filed by one of the insurance carriers on February 6, 2004 against the Company and certain of its current and former directors. In this action, the insurers assert that they are entitled to rescind insurance coverage under our directors and officers liability insurance policies, $3,000 of which was provided by National Union and $2,000 of which was provided by Lumbermens Mutual, based on alleged misstatements in the Company’s insurance applications. In February 2005, the Company entered into a confidential settlement agreement with Lumbermens Mutual pursuant to which the Company and Mr. Bagley received a lump-sum cash amount and the plaintiffs agreed to dismiss their claims against Lumbermens Mutual with prejudice. The cash settlement is held in a segregated account until the claims involving National Union have been resolved, at which time the amounts received in the action will be allocated between the Company and Mr. Bagley. The amount distributed to the Company and Mr. Bagley will be determined based on future negotiations between the Company and Mr. Bagley. The Company cannot currently estimate the amount of the settlement which it will ultimately receive. Upon determining the amount of the settlement which the Company will ultimately receive, the Company will record this as a contingent gain. None of the cash held in the segregated account is recorded as an asset at September 30, 2006. On October 21, 2005, the court granted summary judgment in favor of National Union on its rescission defense and accordingly entered a judgment dismissing all of the claims asserted by the Company and Mr. Bagley. In connection with the summary judgment, the Company has been ordered to pay approximately $59 in expenses. However, due to the Lumbermans Mutual cash proceeds discussed above and the appeal to the summary judgment discussed below, this potential liability has not been recorded in the balance sheet as of September 30, 2006. On February 2, 2006, the Company and Mr. Bagley filed an appeal to the summary judgment granted on October 21, 2005 and intend to vigorously pursue the appeal and any follow-up proceedings regarding their claims against National Union, although no assurances can be given that they will be successful. The Company and Mr. Bagley have entered into a Joint Prosecution and Defense Agreement in connection with the action and the Company is paying all litigation expenses except litigation expenses which are solely related to Mr. Bagley’s claims in the litigation. The Company has recognized and continues to recognize the expenses incurred related to this action at the dates incurred.

9. Share-Based Payment

The Company’s share-based compensation primarily consists of the following plans:

On September 30, 2006, the Company had two share-based compensation plans, one which expired on December 15, 2005, and one which remains active, which are described below.

The Company’s 1990 Incentive Plan (the “1990 Plan”) had shares of common stock available for issuance to employees and directors. Provisions of the 1990 Plan included the granting of stock options. Generally, stock options vested over a five-year period at 10 percent, 15 percent, 20 percent, 25 percent, and 30 percent per year. Certain other stock options vested in full after eight years. As of September 30, 2006, there were no options outstanding under the 1990 Plan and no additional options were available for grant under such plan.

The Company also has a 1998 Stock Option Plan (the “1998 Plan”). Provisions of the 1998 Plan include the granting of 2,500,000 incentive and non-qualified stock options. Options may be granted to directors, officers, and key employees and may be granted upon such terms as the Board of Directors, in their sole discretion, determine. Through December 1999, 1,066,000 options were granted that would cliff vest after 9.8 years; however, such vesting was accelerated for 637,089 of these options upon meeting certain earnings per share goals through the fiscal year ended June 30, 2003. Subsequent to December 1999 and through June 2002, 1,248,250 options were granted that would cliff vest after 6.0 years; however, such vesting was accelerated for 300,494 of these options upon meeting certain earnings per share goals through the fiscal year ended June 30, 2005. As of September 30, 2006, 22,500 and 150,500 of these options that cliff vest after 9.8 and 6.0 years, respectively, remain outstanding.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
(in thousands of dollars, except per share amounts)

Of the options granted subsequent to June 2002, all vesting schedules are based on 3 or 4-year vesting schedules, with either one-third or one-fourth vesting on the first anniversary and the remaining options vesting ratably over the remainder of the vesting term. Generally, directors and officers have 3-year vesting schedules and all other employees have 4-year vesting schedules. Additionally, in the event of a change in control or the occurrence of a corporate transaction all directors and officers’ unvested options shall vest and become exercisable immediately prior to the event or closing of the transaction. All options outstanding as of September 30, 2006 had contractual lives of ten years. Under the 1998 Plan, 2,500,000 shares were authorized for grant. The 1998 Plan expires June 10, 2008, or when all the shares available under the plan have been issued if this occurs earlier. As of September 30, 2006, there were 1,251,921 options outstanding under the 1998 Plan, which includes the cliff vesting and 3 or 4-year vesting options discussed above, and 945,255 options available for grant in the future.

In addition to the two stock option plans, the Company has an Employee Stock Purchase Plan (“ESPP”). Employees can purchase common stock through payroll deductions of up to 10 percent of their base pay. Amounts deducted and accumulated by the employees are used to purchase shares of common stock on the first day of each month. The Company contributes to the account of the employee one share of common stock for every nine shares purchased by the employee under the ESPP. The program was suspended during the period the Company failed to remain current in its filing of periodic reports with the SEC and reinstated in fiscal year 2007 after the Company became current.

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

In applying the Black-Scholes methodology to the options granted during the three months ended September 30, 2006 and 2005, the Company used the following assumptions:

	Three Months Ended
	September 30,	September 30,
	2006	2005
Risk-free interest rate, average	4.8%	4.1%
Expected option life, average	4.6 years	5.8 years
Expected price volatility, average	88.4%	88.3%
Expected dividend yield	0.0%	0.0%
Expected annual forfeiture rate	10.0%	10.0%

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

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
(in thousands of dollars, except per share amounts)

In the three months ended September 30, 2006, the adoption of SFAS No. 123R resulted in incremental, pre-tax, stock-based compensation cost of $230. For the three months ended September 30, 2006, the Company expensed $10 in cost of goods sold, $25 in marketing and selling, $167 in general and administrative, and $28 in research and product development expense related to the transition to SFAS No. 123R. The stock-based compensation cost associated with adoption of SFAS No. 123R reduced net operating income for the three months ended September 30, 2006 by $230, decreased net income by $144, and reduced basic and diluted earnings per share by $0.01 per share. The total income tax provision (benefit) related to share-based compensation for the three months ended September 30, 2006 was ($86).

	Three Months Ended
	September 30,
	2006

		SFAS
		No. 123R
		Compensation
	As Reported	Expense

Revenue	$9,411	$-
Cost of goods sold	4,316	10
Gross profit	5,095	(10)
Operating expenses:
Marketing and selling	1,918	25
General and administrative	809	167
Research and product development	2,079	28
Total operating expenses	4,806	220
Operating (loss) income	289	(230)
Other income (expense), net	332	-
Income (loss) from continuing operations before income taxes	621	(230)
Benefit for income taxes	19	86
Income (loss) from continuing operations	640	(144)
Income from discontinued operations, net of tax	37	-
Net income	$677	$(144)

Basic earnings (loss) per common share:
Continuing operations	$0.05	$0.01
Discontinued operations	-	-
Net income	0.06	0.01
Diluted earnings (loss) per common share:
Continuing operations	$0.05	$0.01
Discontinued operations	-	-
Net income	0.06	0.01

As of September 30, 2006, the total compensation cost related to unvested stock options not yet recognized was $1,414 which is expected to be recognized over the next 4.0 years on a straight-line basis. The weighted-average estimated fair value of the stock options granted during the three months ended September 30, 2006 and 2005 was $3.57 and $2.91, per share, respectively.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
(in thousands of dollars, except per share amounts)

The following table shows the stock option activity for the three months ended September 30, 2006.

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Remaining Contractual Term (years)

Outstanding at June 30, 2006	1,237,920	$6.12

Granted	321,000	3.57
Expired and canceled	(275,720)	6.91
Forfeited prior to vesting	(30,579)	3.90
Exercised	(700)	2.88
Outstanding at September 30, 2006	1,251,921	5.35	7.3 years
Exercisable	712,238	5.73	6.2 years

Non-vested Shares	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested at June 30, 2006	320,124	$4.39

Granted	321,000	2.47
Vested	(70,862)	3.33
Forfeited prior to vesting	(30,579)	2.95
Non-vested at September 30, 2006	539,683	$3.47

Due to the Company’s failure to remain current in its filing of periodic reports with the SEC during fiscal 2004, 2005, and most of 2006, employees, executive officers, and directors were not allowed to exercise options under the 1998 Plan. Since December 2003, individual grants that had been affected by this situation were modified to extend the exercise period of the option through the date the Company became current in its filings with the SEC and options again became exercisable. Since July 1, 2003, modifications of stock option grants included (i) the extension of the post-service exercise period of vested options held by persons who have ceased to remain employed by the Company; (ii) the extension of the option exercise period for maturing options that were fully vested and unexercised; (iii) the acceleration of vesting schedule for certain key employees whose employment terminated due to the sale of the conferencing services business to Premiere; and (iv) the acceleration of vesting schedule for one former officer at termination. For the fiscal years ended June 30, 2006, 2005, and 2004, the Company modified stock options related to 8, 32, and 20 employees, respectively. Compensation cost is recognized immediately for options that are fully vested on the date of modification. During the fiscal years ended June 30, 2006, 2005, and 2004, the Company expensed $16, $41, and $200, respectively, in compensation cost associated with these modifications.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
(in thousands of dollars, except per share amounts)

10. Segment and Geographic Information

During the three months ended September 30, 2006 and 2005, all revenue and income (loss) from continuing operations was included in the product segment. Additionally, the United States was the only country to contribute more than 10 percent of total revenues in each fiscal year. The Company’s revenues are substantially denominated in U.S. dollars and are summarized geographically as follows:

	Three Months Ended
	September 30,	September 30,
	2006	2005

United States	$6,938	$6,824
All other countries	2,473	1,954
Total	$9,411	$8,778

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

The following table summarizes changes in the Company’s restructuring charges for the three months ended September 30, 2006 and 2005.

	Severance	Manufacturing Facilities Lease	Total

Balance at June 30, 2005	$70	$40	$110
Utilized	(30)	(8)	(38)
Balance at September 30, 2005	$40	$32	$72

Balance at June 30, 2006	$-	$43	$43
Utilized	0	(29)	(29)
Balance at September 30, 2006	$-	$14	$14

12. Settlement Agreement and Release

The Company entered into a settlement agreement and release with its former Vice-President - Operations in connection with the cessation of his employment, which generally provided for his resignation from his position and employment with the Company, the payment of severance, and a general release of claims against the Company by him. On August 24, 2006, an agreement was entered into which generally provided for a severance payment of $9 and his surrender and delivery to the Company of 45,000 unexercised stock options in exchange for an additional $5 payment.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
(in thousands of dollars, except per share amounts)

13. Subsequent Events

On October 30, 2006, the Company announced a self-tender offer through which it intends to repurchase at a price of $4.25 per share up to 2,353,000 of its shares. If the offer is fully subscribed, the Company's outstanding shares would be reduced by approximately 19% at an aggregate cost of approximately $10,000. The tender offer commenced on November 6, and is scheduled to expire on December 6, 2006, unless extended.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes to condensed consolidated financial statements included in this Form 10-Q and our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2006 filed with the SEC and management’s discussion and analysis contained therein. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions, as set forth under “Disclosure Regarding Forward-Looking Statements.” Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the following discussion and under the caption “Risk Factors” in Part II, Item 1A, as well as other information found in the documents we file from time to time with the SEC. Unless otherwise indicated, all references to a year reflect our fiscal year that ends on June 30.

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

We provide a right of return on product sales to distributors. Currently, we do not have sufficient historical return experience with our distributors that is predictive of future events given historical excess levels of inventory in the distribution channel. Accordingly, revenue from product sales to distributors is not recognized until the return privilege has expired, which approximates when product is sold-through to customers of the Company’s distributors (dealers, system integrators, value-added resellers, and end-users) rather than when the product is initially shipped to a distributor. We evaluate, at each quarter-end, the inventory in the channel through information provided by certain of our distributors. The level of inventory in the channel will fluctuate up or down, each quarter, based upon our distributors’ individual operations. Accordingly, each quarter-end revenue deferral is calculated and recorded based upon the underlying, estimated channel inventory at quarter-end. Although, certain distributors provide certain channel inventory amounts, we make judgments and estimates with regard to the amount of inventory in the entire channel, for all customers and for all channel inventory items, and the appropriate revenue and cost of goods sold associated with those channel products. Although these assumptions and judgments regarding total channel inventory revenue and cost of goods sold could differ from actual amounts, we believe that our calculations are indicative of actual levels of inventory in the distribution channel.  As of September 30, 2006, the Company deferred $5.3 million in revenue and $2.5 million in cost of goods sold related to products sold where return rights had not lapsed. As of September 30, 2005, the Company deferred $4.8 million in revenue and $2.4 million in cost of goods sold related to products sold where return rights had not lapsed. The amounts of deferred cost of goods sold were included in consigned inventory. The following table details the amount of deferred revenue, cost of goods sold, and gross profit at each period end for the 21-month period ended September 30, 2006 (in thousands).

	Deferred Revenue	Deferred Cost of Goods Sold	Deferred Gross Profit

September 30, 2006	$5,249	$2,541	$2,708
June 30, 2006	5,871	2,817	3,054
March 31, 2006	5,355	2,443	2,912
December 31, 2005	4,936	2,199	2,737
September 30, 2005	4,848	2,373	2,475
June 30, 2005	5,055	2,297	2,758
March 31, 2005	5,456	2,321	3,135
December 31, 2004	4,742	1,765	2,977

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

BUSINESS OVERVIEW

We are an audio conferencing products company. We develop, manufacture, market, and service a comprehensive line of audio conferencing products, which range from personal speaker phones to tabletop conferencing phones to professionally installed audio systems. We believe we have a strong history of product innovation and plan to continue to apply our expertise in audio engineering to developing innovative new products. The performance and reliability of our high-quality solutions create a natural communication environment, which saves organizations of all sizes time and money by enabling more effective and efficient communication between geographically separated businesses, employees, and customers.

[Remainder of Page Intentionally Left Blank]

DISCUSSION OF OPERATIONS

Results of Operations for the three months ended September 30, 2006 and 2005

The following is a discussion of our results of operations for the three months ended September 30, 2006 and 2005. All items are discussed on a consolidated basis.

The following table sets forth certain items from our unaudited condensed consolidated statements of operations (in thousands) for the three months ended September 30, 2006 and 2005, together with the percentage of total revenue which each such item represents:

	Three Months Ended
	(in thousands)
	September 30,		September 30,
	2006		2005
		% of Revenue		% of Revenue
Product Revenue:	$9,411	100.0%	$8,778	100.0%

Cost of goods sold:
Product	4,205	44.7%	3,921	44.7%
Product inventory write-offs	111	1.2%	93	1.1%
Total cost of goods sold	4,316	45.9%	4,014	45.7%
Gross profit	5,095	54.1%	4,764	54.3%

Operating expenses:
Marketing and selling	1,918	20.4%	1,812	20.6%
General and administrative	809	8.6%	1,771	20.2%
Settlement in shareholders' class action	-	0.0%	(1,205)	-13.7%
Research and product development	2,079	22.1%	1,799	20.5%
Total operating expenses	4,806	51.1%	4,177	47.6%

Operating income (loss)	289	3.1%	587	6.7%

Other income (expense), net:
Interest income	307	3.3%	159	1.8%
Other, net	25	0.3%	7	0.1%
Total other income (expense), net	332	3.5%	166	1.9%

Income (loss) from continuing operations before income taxes	621	6.6%	753	8.6%
(Provision) benefit from income taxes	19	0.2%	222	2.5%
Income (loss) from continuing operations	640	6.8%	975	11.1%

Discontinued operations:
Income from discontinued operations	55	0.6%	118	1.3%
Gain on disposal of discontinued operations	3	0.0%	1,496	17.0%
Income tax provision	(21)	-0.2%	(602)	-6.9%
Income from discontinued operations	37	0.4%	1,012	11.5%

Net income	$677	7.2%	$1,987	22.6%

Three Months Ended September 30, 2006 (“First Quarter of Fiscal 2007”)
Compared to Three Months Ended September 30, 2005 (“First Quarter of Fiscal 2006”)

Revenue

Our revenues were $9.4 million for the three months ended September 30, 2006 compared to revenues of $8.8 million for the three months ended September 30, 2005. Total revenues increased approximately $633,000 or 7%, in the first quarter of fiscal 2006 compared to the same period of 2005. The increase in revenue was due mainly to continued growth in the Company’s professional audio and tabletop conferencing products which increased approximately $679,000. Additionally, the Company realized revenue increases in the first quarter of 2006 over 2005 with other products totaling approximately $106,000. These increases were partially offset by CLRO’s conferencing furniture and premium conferencing products which declined approximately $210,000.

We evaluate, at each quarter-end, the inventory in the channel through information provided by certain of our distributors.  The level of inventory in the channel will fluctuate up or down, each quarter, based upon our distributors’ individual operations.  Accordingly, each quarter-end revenue deferral is calculated and recorded based upon the underlying, estimated channel inventory at quarter-end.  During the three months ended September 30, 2006 and 2005, the net change in deferred revenue based on the net movement of inventory in the channel was a net recognition of $622,000 and $207,000in revenue, respectively. Approximately $700,000 of the net (deferral) during fiscal 2006 related to the Company’s customers affected by the RoHS Directive ordering additional product during the fourth quarter of 2006 in anticipation of an inability to get product after June 30, 2006 until the Company’s product lines become compliant with the RoHS Directive.

Total revenues from sales outside of the United States accounted for 26.3% of total revenue for the three months ended September 30, 2006 and 22.3% of total revenue for the three months ended September 30, 2005.

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

The following table shows our COGS and gross profit together with each item’s amount as a percentage of total revenue:

	Three Months Ended September 30,
	(in thousands)
	2006		2005
		% of Revenue		% of Revenue

Cost of goods sold	$4,316	45.9%	$4,014	45.7%

Gross profit	$5,095	54.1%	$4,764	54.3%

COGS increased by $302,000, or 7.5%, to $4.3 million for the three months ended September 30, 2006 compared with $4 million for the three months ended September 30, 2005. The increase in COGS in the first quarter of fiscal 2006 from the same period of 2005 was due primarily to the $633,000 revenue increase discussed above. COGS for the three months ended September 30, 2006 and 2005, included a net decrease of $276,000 and net increase of $76,000 related to the deferral of product revenue from the respective deferral at June 30, 2006 and 2005 related to respective return rights.

Our gross profit from continuing operations was $5.1 million, or 54.1% of revenue, for the three months ended September 30, 2006 compared to $4.8 million, or 54.3% of revenue, for the three months ended September 30, 2005. The gross profit percentages were nearly identically in each comparative period as a result of the net revenue increase being nearly proportional on a product mix basis in each respective period. The sale of our lower margin camera business in August, 2006 had a favorable impact on our gross profit as a percent of revenues.

Operating Expenses

Our operating expenses were $4.8 million for the three months ended September 30, 2006, an increase of $629,000, or 15%, from $4.2 million for the three months ended September, 2005. The increase in the first quarter of fiscal 2006 is primarily related to an increase in research and development and marketing and selling of $280,000 and $106,000, respectfully in addition to the approximately $1.2 million settlement (benefit) in the shareholders’ class action realized in the first quarter of fiscal 2005. Each of these increases in the first three months ending September 30, 2006 were offset by a $962,000 decrease in general and administrative expenses. The following is a more detailed discussion of expenses related to marketing and selling, research and product development, general and administrative.

Marketing and selling expenses. Marketing and selling expenses include selling, customer service, and marketing expenses such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses. Total marketing and selling expenses increased $106,000, or 6%, to $1.9 million for the three months ended September 30, 2006 compared with expenses of $1.8 million for the three months ended September 30, 2005. As a percentage of revenues, marketing and selling expenses were about even for each the three months ended September 30, 2006 and 2005.

General and administrative expenses. General and administrative expenses (“G&A”) include employee-related costs, professional service fees, litigation costs, including costs associated with the SEC investigation and subsequent litigation, and corporate administrative costs, including finance and human resources. Total G&A expenses decreased $962,000, or 54 percent, to $809,000 for the three months ended September 30, 2006 compared with the three months ended September 30, 2005 expenses of $1.8 million. As a percentage of revenues, G&A expenses were 8.6% for the three months ended September 30, 2006 and 20.2% for the three months ended September 30, 2005. A summary of our general and administrative expenses follows:

	Three Months Ended September 30,
	(in thousands)
	2006	2005
Professional fees (SEC investigation and subsequent litigation)	$16	$267
Professional fees (Other)	134	672
Compensation cost related to SFAS No. 123R	167	229
Other general and administrative expense	492	603
Total G&A from continuing operations	$809	$1,771

The significant decrease in G&A expenses was due to a $250,000 decrease in SEC investigation and subsequent litigation related professional fees, $538,000 decrease in professional fees, primarily audit fees, and a $62,000 decrease in SFAS No. 123R compensation cost. Additionally, other G&A expenses decreased $111,000 mainly as a result of lower payroll and related expenses

Research and product development expenses. Research and product development expenses include research and development, product line management, and engineering services, and test and application expenses, including employee-related costs, outside services, expensed materials, depreciation, and an allocation of overhead expenses. Total research and product development expenses increased $280,000, or 16%, to $2.1 million for the three months ended September 30, 2006 compared with the three months ended September 30, 2005 expenses of $1.8 million. Research and product development expenses were 22% of revenues for the three months ended September 30, 2006 and 20.5% for the three months ended September 30, 2005. The increase in product development expenses for the three months ended September 30, 2006 from the three months ended September 30, 2005 was due to ongoing research and product development efforts.

Operating income (loss). Despite the $633,000 revenue increase in the first quarter of fiscal 2006, our operating income decreased $298,000, or 51%, to $289,000, from operating income of $587,000 in the first quarter of fiscal 2005. As discussed above, the most significant factors affecting the decrease in operating income were the first quarter of fiscal 2005 settlement in the shareholders’ class action benefit of $1.2 million not realized in the same period of 2006, the increase in research and development expenses of $280,000 and marketing and selling of $106,000, offset by the $962,000 decrease in general and administrative expenses.

Other income (expense), net. Other income (expense), net, includes our interest income, interest expense, capital gains, gain (loss) on the disposal of assets, and currency gain (loss). Other income was $332,000 for the three months ended September 30, 2006, an increase of approximately $166,000, or 100% from income of $166,000 for the three months ended September 30, 2005. The increase in other income for the three months ended September 30, 2006 over the same period in fiscal 2005 was primarily due to an increase in interest income associated with our marketable securities.

Income (loss) from continuing operations before income taxes. Income from continuing operations decreased $132,000, or 18% to $621,000 for the three months ended September 30, 2006 compared with income from continuing operations of $753,000 for the same period in 2005. As a percentage of revenues, income from continuing operations was 7% for the three months ended September 30, 2006 and 9% for the three months ended September 30, 2005. We attribute the decrease to the results of operations described above.

Benefit (provision) for income taxes. Benefit from income taxes from continuing operations was $19,000 for the three months ended September 30, 2006 and $222,000 for the three months ended September 30, 2005. The decrease in the benefit is mainly due to the income from discontinued operations during the first quarter of fiscal 2005 being larger than the similar income during the first quarter of fiscal 2006. The Company was able to partially decrease a portion of the valuation allowance against deferred tax assets based upon this income from discontinued operations. Given the Company’s history of consecutive years of losses from continuing operations, we followed the guidance of SFAS No. 109, “ Accounting for Income Taxes ,” and recorded a valuation allowance against certain deferred tax assets where it is not considered more likely than not that the deferred tax assets will be realized. As of September 30, 2006 and 2005, we have fully reserved against our net deferred tax assets.

Income from discontinued operations, net of tax. For the first three months ending September 30, 2006 and 2005 we recorded income from discontinued operations, net of tax of $37,000 and $74,000, respectively, related to the sale of our document and educational camera product line to Ken-A-Vision in August, 2006.

We received payments on our OM Video note receivable, net of tax, of $94,000 for the three months ended September 30, 2005 compared to $0 for the same period of 2006.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, our cash and cash equivalents were approximately $1.7 million and our marketable securities were approximately $20.6 million, which represented an overall increase of approximately $500,000 in our balances from June 30, 2006 which were cash and cash equivalents of approximately $1.2 million and marketable securities of approximately $20.6 million.

Net cash flows provided by operating activities were $56,000 for the three months ended September 30, 2006, a decrease of $524,000, from the net cash flows provided by operating activities of $580,000 for the three months ended September 30, 2005. The year-over-year decrease was attributable mainly to lower net income from continuing operations of $335,000 and a $492,000 decrease in cash provided by discontinued operations, offset by a decrease of $591,000 in cash used changes in working capital, $112,000 lower stock-based compensation and $58,000 lower depreciation and amortization expense.

Net cash flows provided by investing activities were $473,000 for the three months ended September 30, 2006, an increase of $756,000 from the net cash flows (used in) investing activities of ($283,000) for the three months ended September 30, 2005. The change was primarily attributable to a net purchase of marketable securities of $1.2 million partially offset by a decrease in net cash provided by discontinued investing operations of $371,000.

On October 30, 2006, the Company announced a self-tender offer through which it intends to repurchase at a price of $4.25 per share up to 2,353,000 of its shares. If the offer is fully subscribed, the Company's outstanding shares would be reduced by approximately 19% at an aggregate cost of approximately $10 million. The tender offer commenced on November 6, and is scheduled to expire on December 6, 2006, unless extended.

Net cash flows used in financing activities for the three months ended September 30, 2006, were $35,000 primarily related to the repurchase and retirement of common stock. We did not have any net cash flows used in financing activities for the three months ended September 30, 2005.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

	Payments Due by Period (in thousands of U.S. Dollars)
Contractual Obligations	Total	Remainder of Fiscal 2007	Fiscal 2008 and 2009	Fiscal 2010 and 2011	Thereafter

Operating Leases	$4,974	$584	$1,469	$1,313	$1,608

Total Contractual Cash Obligations	$4,974	$584	$1,469	$1,313	$1,608

At September 30, 2006, we had open purchase orders related to our contract manufacturers and other contractual obligations of approximately $5.1 million primarily related to inventory purchases.

We have non-cancellable, non-returnable, and long-lead time commitments with our outsourced manufacturers and certain suppliers for inventory components that will be used in production. Our exposure associated with these commitments is approximately $1.6 million. We also have certain commitments with our outsourced manufacturers for raw material inventory that is used in production on an on-going basis. Our exposure associated with this inventory is approximately $700,000.

Through December 31, 2005, all payments due under the note receivable from the sale of OM Video through such date had been received and $854,000 of the promissory note remained outstanding; however, OM Purchaser has failed to make any subsequent, required payments until June 30, 2006 when it paid $50,000. OM Video is in default and we are currently considering our collection options.

Through September 30, 2006, all payments due under the note receivable related to the sale of our document and educational camera product line have been received and $319,000 of the promissory note remained outstanding.

Beginning in January 2003 and continuing through the date of this report, we have incurred significant costs with respect to the defense and settlement of legal proceedings and the audits of our consolidated financial statements. Restatement of fiscal 2002 and fiscal 2001 consolidated financial statements and the fiscal 2004 and fiscal 2003 audits were significantly more complex, time consuming, and expensive than we originally anticipated. The extended time commitment required to complete the restatement of financial information was costly and diverted our resources, as well as had a material effect on our results of operations. We paid $127,000 in fiscal 2006, $2.5 million in fiscal 2005, and $2.5 million in fiscal 2004 in cash to settle the shareholders’ class action lawsuit. We have incurred legal fees in the amount of approximately $1.9 million from January 2003 through the date hereof and we have incurred audit and tax fees in the amount of approximately $3.7 million from January 2004 through the date hereof. Although we continue to incur expenses related to these issues in fiscal 2007, we do not anticipate they will be as significant as in prior years.

We did not exercise our five-year renewal option on our existing Company headquarters. On June 5, 2006, we entered into a new 86-month lease for our principal administrative, sales, marketing, customer support, and research and product development facility which will house our headquarters in Salt Lake City, Utah. Under the terms of the new lease we will occupy a 36,279 square-foot facility which will commence in November 2006. We believe the facility will be adequate to meet our needs for the current fiscal year and beyond. On September 20, 2006 we entered into a new 24 month lease for our warehouse. Under the terms of the lease we will occupy approximately 17,000 square-feet of warehousing space which commenced in October 2006. The warehouse will be used to accommodate our product fulfillment and related requirements.

Our principal source of funding for these and other expenses has been cash generated from operations and from the sale of discontinued operations. We believe that our working capital and cash flows from operating activities will be sufficient to satisfy our operating and capital expenditure requirements through fiscal 2007.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk has not changed materially since June 30, 2006.

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

As required by Rule 13a-15 under the Exchange Act, we have completed an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of September 30, 2006.
Based upon this evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of September 30, 2006.

In our Form 10-K for the fiscal year ending June 30, 2006, we reported and identified a material weakness in our internal controls as described below.

A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely basis by management or employees in the normal course of performing their assigned functions. As of June 30, 2006 we identified the following material weakness in our internal controls:

•
Ineffective financial statement close process. We had a material weakness in the timeliness of the monthly close process to effect a timely and accurate financial statement close with the necessary level of review and supervision. Accounting personnel were not able to focus full attention to correcting this weakness due to their focus on the preparation, audit, and issuance for the restated fiscal 2001, restated fiscal 2002, and fiscal 2003, 2004, and 2005 consolidated financial statements as well as the interim fiscal 2006 condensed consolidated financial statements.

There were no changes to any reported financial results that have been released by us in this or any other filings as a result of the above-described material weakness. The following actions were taken in response to the timeliness of the closing process noted above:

•
Evaluation of the staffing, organizational structure, systems, policies and procedures, and other reporting processes, to improve the timeliness of closing these accounts and to enhance the timely review and supervision.

These actions, in conjunction with the fact that we are now current with our required filings, has allowed us to timely and accurately close our financial statements on a monthly basis with the necessary level of review and supervision.

Other than as described above, since the evaluation date, there has been no change in our internal controls and procedures over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls and procedures over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In addition to the legal proceedings described below, we are also involved from time to time in various claims and other legal proceedings which arise in the normal course of our business. Such matters are subject to many uncertainties and outcomes that are not predictable. However, based on the information available to us as of November 1, 2006 and after discussions with legal counsel, we do not believe any such other proceedings will have a material, adverse effect on our business, results of operations, financial position, or liquidity, except as described below.

The Shareholders’ Class Action . On June 30, 2003, a consolidated complaint was filed against the Company, eight present or former officers and directors of the Company, and Ernst & Young LLP (“Ernst & Young”), the Company’s former independent public accountants, by a class consisting of purchasers of the Company’s common stock during the period from April 17, 2001 through January 15, 2003. The action followed the consolidation of several previously filed class action complaints and the appointment of lead counsel for the class. The allegations in the complaint were essentially the same as those contained in the SEC complaint described above. On December 4, 2003, the Company, on behalf of itself and all other defendants with the exception of Ernst & Young, entered into a settlement agreement with the class pursuant to which the Company agreed to pay the class $5 million and to issue the class 1.2 million shares of its common stock. The cash payment was made in two equal installments, the first on November 10, 2003 and the second on January 14, 2005. On May 23, 2005, the court order was amended to require the Company to pay cash in lieu of stock to those members of the class who would otherwise have been entitled to receive fewer than 100 shares of stock. On September 29, 2005, the Company completed its obligations under the settlement agreement by issuing a total of 1,148,494 shares of the Company’s common stock to the plaintiff class, including 228,000 shares previously issued in November 2004, and the Company paid an aggregate of $127,000 in cash in lieu of shares to those members of the class who would otherwise have been entitled to receive an odd-lot number of shares or who resided in states in which there was no exemption available for the issuance of shares. The cash payments were calculated on the basis of $2.46 per share which was equal to the higher of (i) the closing price for the Company’s common stock as reported by the Pink Sheets on the business day prior to the date the shares were mailed, or (ii) the average closing price over the five trading days prior to such mailing date.

On a quarterly basis, the Company revalued the un-issued shares to the closing price of the stock on the later of the date the shares were mailed or the last day of the quarter. During fiscal 2006 and 2005, the Company received a benefit of approximately $1.2 million and $2.1 million, respectively, while during fiscal 2004 the Company incurred an expense of approximately $4.1 million related to the revaluation of the 1.2 million shares of the Company’s common stock that were issued in November 2004 and September 2005.

The Shareholder Derivative Actions . Between March and August 2003, four shareholder derivative actions were filed by certain shareholders of the Company against various present and past officers and directors of the Company and against Ernst & Young. The complaints asserted allegations similar to those asserted in the SEC complaint and shareholders’ class action described above and also alleged that the defendant directors and officers violated their fiduciary duties to the Company by causing or allowing the Company to recognize revenue in violation of GAAP and to issue materially misstated financial statements and that Ernst & Young breached its professional responsibilities to the Company and acted in violation of GAAP by failing to identify or prevent the alleged revenue recognition violations and by issuing unqualified audit opinions with respect to the Company’s fiscal 2002 and 2001 financial statements. One of these actions was dismissed without prejudice on June 13, 2003. As to the other three actions, the Company’s Board of Directors appointed a special litigation committee of independent directors to evaluate the claims. That committee determined that the maintenance of the derivative proceedings against the individual defendants was not in the best interest of the Company. Accordingly, on December 12, 2003, the Company moved to dismiss those claims. In March 2004, the Company’s motions were granted, and the derivative claims were dismissed with prejudice as to all defendants except Ernst & Young. The Company was substituted as the plaintiff in the action and is now pursuing in its own name the claims against Ernst & Young.

The Insurance Coverage Action. On February 9, 2004, the Company and Edward Dallin Bagley, the Chairman of the Board of Directors and a significant shareholder of the Company, jointly filed an action against National Union Fire Insurance Company of Pittsburgh, Pennsylvania (“National Union”) and Lumbermens Mutual Insurance Company of Berkeley Heights, New Jersey (“Lumbermens Mutual”), the carriers of certain prior period directors and officers’ liability insurance policies, to recover the costs of defending and resolving claims against certain of the Company’s present and former directors and officers in connection with the SEC complaint, the shareholders’ class action, and the shareholder derivative actions described above, and seeking other damages resulting from the refusal of such carriers to timely pay the amounts owing under such liability insurance policies. This action has been consolidated into a declaratory relief action filed by one of the insurance carriers on February 6, 2004 against the Company and certain of its current and former directors. In this action, the insurers assert that they are entitled to rescind insurance coverage under our directors and officers liability insurance policies, $3 million of which was provided by National Union and $2 million of which was provided by Lumbermens Mutual, based on alleged misstatements in the Company’s insurance applications. In February 2005, the Company entered into a confidential settlement agreement with Lumbermens Mutual pursuant to which the Company and Mr. Bagley received a lump-sum cash amount and the plaintiffs agreed to dismiss their claims against Lumbermens Mutual with prejudice. The cash settlement is held in a segregated account until the claims involving National Union have been resolved, at which time the amounts received in the action will be allocated between the Company and Mr. Bagley. The amount distributed to the Company and Mr. Bagley will be determined based on future negotiations between the Company and Mr. Bagley. The Company cannot currently estimate the amount of the settlement which it will ultimately receive. Upon determining the amount of the settlement which the Company will ultimately receive, the Company will record this as a contingent gain. None of the cash held in the segregated account is recorded as an asset at September 30, 2006. On October 21, 2005, the court granted summary judgment in favor of National Union on its rescission defense and accordingly entered a judgment dismissing all of the claims asserted by the Company and Mr. Bagley. In connection with the summary judgment, the Company has been ordered to pay approximately $59,000 in expenses. However, due to the Lumbermans Mutual cash proceeds discussed above and the appeal to the summary judgment discussed below, this potential liability has not been recorded in the balance sheet as of September 30, 2006. On February 2, 2006, the Company and Mr. Bagley filed an appeal to the summary judgment granted on October 21, 2005 and intend to vigorously pursue the appeal and any follow-up proceedings regarding their claims against National Union, although no assurances can be given that they will be successful. The Company and Mr. Bagley have entered into a Joint Prosecution and Defense Agreement in connection with the action and the Company is paying all litigation expenses except litigation expenses which are solely related to Mr. Bagley’s claims in the litigation. The Company has recognized and continues to recognize the expenses incurred related to this action at the dates incurred.

Item 1A. RISK FACTORS

Investors should carefully consider the risks described below. The risks described below are not the only ones we face, and there are risks that we are not presently aware of or that we currently believe are immaterial that may also impair our business operations. Any of these risks could harm our business. The trading price of our common stock could decline significantly due to any of these risks and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q, including our September 30, 2006 unaudited condensed consolidated financial statements and related notes.

Risks Relating to Our Business

We face intense competition in all of the markets for our products and services; our operating results will be adversely affected if we cannot compete effectively against other companies.

As described in more detail in the section entitled “Competition,” in our Annual Report on Form 10-K for the year ended June 30, 2006, the markets for our products and services are characterized by intense competition and pricing pressures and rapid technological change. We compete with businesses having substantially greater financial, research and development, manufacturing, marketing, and other resources. If we are not able to continually design, manufacture, and successfully introduce new or enhanced products or services that are comparable or superior to those provided by our competitors and at comparable or better prices, we could experience pricing pressures and reduced sales, gross profit, profits, and market share, each of which could have a materially adverse effect on our business.

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

To date, we have completed the re-design of our products and begun shipping the majority to the European market. Certain of the re-designed product have yet to launch into the European market although we anticipate that most of these products will be ready for launch during the first half of fiscal 2007. Additionally, certain of our products will not be re-designed. Accordingly, sales into the European market may be negatively impacted and our results of operations could suffer. Our outsourced manufacturers may hold us responsible for the cost of purchased components that have become obsolete as a result of our re-design efforts. To the extent that we cannot manage these potential exposures to our current estimates, our results of operations could be negatively impacted. In addition, because this has essentially become a worldwide issue for all electronics manufacturers who wish to sell into the European market, we have seen increased lead times for compliant components because of the increased demand. This is an issue that is not unique to ClearOne, but also applies to many manufacturers exporting products to the European Union.

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

As with any company, our operations are at risk of being interrupted by earthquake, fire, flood, and other natural and human-caused disasters, including disease and terrorist attacks. Our operations are also at risk of power loss, telecommunications failure, and other infrastructure and technology based problems. To help guard against such risks, we carry business interruption loss insurance to help compensate us for losses that may occur.

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

In our Form 10-K for the fiscal year ending June 30, 2006, we reported and identified a material weakness in our internal controls. Although we believe we have remedied this weakness through the committment of considerable resources, we are always at risk that any future failure of our own internal controls or the internal control at any of our outsourced manufacturers or service providers could result in additional reported material weaknesses. Any future failures of our internal controls could have a material impact on our market capitalization, results of operations, or financial position, or have other adverse consequences.

Our directors and officer own a significant percentage of the Company,and may exert significant influence over us.

Our officers and directors together have beneficial ownership of approximately 19 percent of our common stock (including options that are currently exercisable or exercisable within 60 days of October 27, 2006). Further, at the conclusion of our self tender offer discussed in the subsequent events section of this filing could own approximately 23 percent of our common stock. With this significant holding in the aggregate, the officers and directors, acting together, could exert a significant degree of influence over us and may be able to delay or prevent a change in control.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

Item 5. OTHER INFORMATION

Not Applicable.

Item 6. EXHIBITS

Exhibit	SEC Ref.
No.	No.	Title of Document	Location
3.1	3	Articles of Incorporation and amendments thereto	Incorp, by reference[1]
3.2	3	Bylaws	Incorp. by reference[1]
10.1	10	Asset Purchase Agreement between Ken-A-Vision Manufacturing Company and ClearOne Communications, Inc., dated August 30, 2006	This filing
10.2	10	Memorandum of Asset Purchase Agreement between Ken-A-Vision Manufacturing Company and ClearOne Communications, Inc., dated August 30, 2006	This filing
10.3	10	Warehouse Lease Agreement between Alder Construction Company and ClearOne Communications, Inc. dated September 20, 2006	This filing
10.4	10	Settlement Agreement and Release between ClearOne Communications, Inc. and Werner Pekarek dated August 11, 2006*	This filing
31.1	31	Section 302 Certification of Chief Executive Officer	This filing
31.2	31	Section 302 Certification of Chief Financial Officer	This filing
32.1	32	Section 906 Certification of Chief Executive Officer	This filing
32.2	32	Section 906 Certification of Chief Financial Officer	This filing

*Constitutes a management contract or compensatory plan or arrangement.

1 Incorporated by reference to the Registrant’s Form S-3/A filed on November 1, 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARONE COMMUNICATIONS, INC.

November 13, 2006	By:	/s/ Zeynep Hakimoglu
Zeynep Hakimoglu
President and Chief Executive Officer
(Principal Executive Officer)

November 13, 2006	By:	/s/ Greg A. LeClaire
Greg A. LeClaire
Chief Financial Officer
(Principal Financial and Accounting Officer)