Form 10-Q
period 2006-12-31
CLEARONE COMMUNICATIONS INC
filed 2007-02-08
CIK 840715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2006

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 11,068,649 shares of the Company’s Common Stock, par value $0.001, outstanding on February 8, 2007.

REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2007

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARONE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of dollars, except per share amounts)

	Unaudited
	December 31,	June 30,
	2006	2006

ASSETS
Current assets:
Cash and cash equivalents	$1,840	$1,240
Marketable securities	16,500	20,550
Accounts receivable	7,682	7,784
Note receivable	156	-
Inventories, net	5,909	6,614
Income tax receivable	2,392	2,607
Deferred income taxes, net	87	128
Prepaid expenses	322	255
Net assets of discontinued operations	-	565
Total current assets	34,888	39,743

Property and equipment, net	2,817	1,647
Note receivable - long-term	126	-
Other assets	22	15
Total assets	$37,853	$41,405

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,083	$2,597
Accrued liabilities	2,152	2,397
Deferred product revenue	4,711	5,871
Total current liabilities	8,946	10,865

Deferred rent	933	-
Deferred income taxes, net	87	128
Total liabilities	9,966	10,993

Shareholders' equity:
Common stock, par value $0.001, 50,000,000 shares authorized,
11,072,349 and 12,184,727 shares issued and outstanding, respectively	11	12
Additional paid-in capital	48,479	52,764
Accumulated deficit	(20,603)	(22,364)
Total shareholders' equity	27,887	30,412
Total liabilities and shareholders' equity	$37,853	$41,405

See accompanying notes to condensed consolidated financial statements

CLEARONE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands of dollars, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005

Product Revenue:	$10,107	$9,102	$19,518	$17,879

Cost of goods sold:
Product	4,690	4,286	8,895	8,206
Product inventory write-offs	170	184	281	277
Cost of goods sold:	4,860	4,470	9,176	8,483
Gross profit	5,247	4,632	10,342	9,396

Operating expenses:
Marketing and selling	1,789	1,810	3,707	3,622
General and administrative	688	1,457	1,497	3,228
Settlement in shareholders' class action	-	-	-	(1,205)
Research and product development	1,855	1,778	3,934	3,577
Total operating expenses	4,332	5,045	9,138	9,222

Operating income (loss)	915	(413)	1,204	174

Other income (expense), net:
Interest income	283	186	590	345
Other, net	37	5	62	12
Other income (expense), net:	320	191	652	357

Income (loss) from continuing operations before income taxes	1,235	(222)	1,856	531
(Provision) benefit from income taxes	(155)	146	(136)	368
Income (loss) from continuing operations	1,080	(76)	1,720	899

Discontinued operations:
Income from discontinued operations	20	100	75	218
Gain (loss) on disposal of discontinued operations	(13)	150	(10)	1,646
Income tax provision	(3)	(93)	(24)	(695)
Income from discontinued operations:	4	157	41	1,169

Net income	$1,084	$81	$1,761	$2,068

See accompanying notes to condensed consolidated financial statements

CLEARONE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
(Unaudited)
(in thousands of dollars, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005

Basic earnings per common share from continuing operations	$0.09	$(0.01)	$0.14	$0.08
Diluted earnings per common share from continuing operations	$0.09	$(0.01)	$0.14	$0.07

Basic earnings per common share from discontinued operations	$0.00	$0.01	$0.00	$0.10
Diluted earnings per common share from discontinued operations	$0.00	$0.01	$0.00	$0.10

Basic earnings per common share	$0.09	$0.01	$0.15	$0.18
Diluted earnings per common share	$0.09	$0.01	$0.15	$0.17

Basic weighted average shares	11,922,641	12,184,727	12,053,745	11,734,485
Diluted weighted average shares	11,957,706	12,195,466	12,100,794	12,230,035

See accompanying notes to condensed consolidated financial statements

CLEARONE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands of dollars, except per share amounts)

	Six Months Ended
	December 31,	December 31,
	2006	2005
Cash flows from operating activities:
Net income from continuing operations	$1,720	$899
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operations:
Depreciation and amortization expense	479	690
Stock-based compensation	453	613
Write-off of inventory	281	277
(Gain) loss on disposal of assets and fixed assets write-offs	-	(48)
Provision for doubtful accounts	-	3
Changes in operating assets and liabilities:
Accounts receivable	102	(662)
Note receivable - Ken-A-Vision	(282)	-
Inventories	424	746
Prepaid expenses	(67)	(221)
Other assets	(7)	-
Accounts payable	(514)	(626)
Accrued liabilities	(400)	(1,222)
Income taxes	215	326
Deferred product revenue	(1,160)	(119)
Net cash provided by continuing operating activities	1,244	656
Net cash provided by discontinued operating activities	47	208
Net cash provided by operating activities	1,291	864

Cash flows from investing activities:
Purchase of property and equipment	(616)	(134)
Proceeds from the sale of property and equipment	55	55
Purchase of marketable securities	(6,900)	(3,600)
Sale of marketable securities	10,950	2,400
Net cash provided by (used in) continuing investing activities	3,489	(1,279)
Net cash provided by discontinued investing activities	559	1,032
Net cash provided by (used in) investing activities	4,048	(247)

Cash flows from financing activities:
Proceeds from common stock	6	-
Purchase and retirement of stock	(4,745)	-
Net cash used in continuing financing activities	(4,739)	-
Net cash used in discontinued financing activities	-	-
Net cash used in financing activities	(4,739)	-

Net increase in cash and cash equivalents	600	617
Cash and cash equivalents at the beginning of the period	1,240	1,892
Cash and cash equivalents at the end of the period	$1,840	$2,509

See accompanying notes to condensed consolidated financial statements

CLEARONE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)
(in thousands of dollars, except per share amounts)

	Six Months Ended
	December 31,	December 31,
	2006	2005
Supplemental disclosure of cash flow information:
Cash paid for interest	$1	$-
Cash paid (received) for income taxes	(55)	-

Supplemental disclosure of non-cash financing activities:
Value of common shares issued in shareholder settlement	$-	$2,264
Lease incentive for Edgewater leasehold improvements	1,088	-

See accompanying notes to condensed consolidated financial statements

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands of dollars, except per share amounts)

1. Basis of Presentation

The accompanying condensed consolidated financial statements, consisting of the condensed consolidated balance sheets as of December 31, 2006 and June 30, 2006, the condensed consolidated statements of income for the three months and six months ended December 31, 2006 and 2005, and the condensed consolidated statements of cash flows for the six months ended December 31, 2006 and 2005, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2006.

In management’s opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for the entire year or for any future period.

2. Inventory

Inventories, net of reserves, consisted of the following as of December 31, 2006 and June 30, 2006 (in thousands):

	December 31,	June 30,
	2006	2006

Raw materials	$313	$513
Finished goods	3,430	3,284
Consigned inventory	2,166	2,817
Total inventory	$5,909	$6,614

Consigned inventory represents inventory at distributors and other customers where revenue recognition criteria have not been achieved.

3. Share-Based Payment

The Company’s share-based compensation primarily consists of the following plans:

On December 31, 2006, the Company had one active share-based compensation plan, the 1998 Stock Option Plan (the “1998 Plan”). Provisions of the 1998 Plan include the granting of 2,500,000 incentive and non-qualified stock options. Options may be granted to directors, officers, and key employees and may be granted upon such terms as the Board of Directors, in their sole discretion, determine. Through December 1999, 1,066,000 options were granted that would cliff vest after 9.8 years; however, such vesting was accelerated for 637,089 of these options upon meeting certain earnings per share goals through the fiscal year ended June 30, 2003. Subsequent to December 1999 and through June 2002, 1,248,250 options were granted that would cliff vest after 6.0 years; however, such vesting was accelerated for 300,494 of these options upon meeting certain earnings per share goals through the fiscal year ended June 30, 2005. As of December 31, 2006, 22,500 and 150,335 of these options that cliff vest after 9.8 and 6.0 years, respectively, remain outstanding.

Of the options granted subsequent to June 2002, all vesting schedules are based on 3 or 4-year vesting schedules, with either one-third or one-fourth vesting on the first anniversary and the remaining options vesting ratably over the remainder of the vesting term. Generally, directors and officers have 3-year vesting schedules and all other employees have 4-year vesting schedules. Additionally, in the event of a change in control or the occurrence of a corporate transaction, the Company’s Board of Directors have the authority to elect that all unvested options shall vest and become exercisable immediately prior to the event or closing of the transaction. All options outstanding as of December 31, 2006 had contractual lives of ten years. Under the 1998 Plan, 2,500,000 shares were authorized for grant. The 1998 Plan expires June 10, 2008, or when all the shares available under the plan have been issued if this occurs earlier. As of December 31, 2006, there were 1,271,335 options outstanding under the 1998 Plan, which includes the cliff vesting and 3 or 4-year vesting options discussed above.

The Company also has an Employee Stock Purchase Plan (“ESPP”). Employees can purchase common stock through payroll deductions of up to 10 percent of their base pay. Amounts deducted and accumulated by the employees are used to purchase shares of common stock on or about the first day of each month. The Company contributes to the account of the employee one share of common stock for every nine shares purchased by the employee under the ESPP. The program was suspended during the period the Company failed to remain current in its filing of periodic reports with the SEC and reinstated in fiscal year 2007 after the Company became current.

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

4. Discontinued Operations

During the first fiscal quarter of 2007, the Company completed the sales of its document and educational camera product line to Ken-A-Vision Manufacturing. Additionally, during fiscal 2005, the Company sold its Canadian audiovisual integration services, OM Video, to 6351352 Canada Inc, a Canada corporation (the “OM Purchaser”). Accordingly, the results of operations and the financial position have been reclassified in the accompanying condensed consolidated financial statements as discontinued operations. Finally, during fiscal 2001, the Company sold certain assets to Burk Technology, Inc. (“Burk”) whose sales proceeds are included with discontinued operations. Summary operating results of the discontinued operations are as follows (in thousands of dollars):

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005

Income from discontinued operations:
Ken-A-Vision	$20	$100	$75	$218

Gain (loss) on disposal of discontinued operations:
Ken-A-Vision	$(13)	$-	$(10)	$-
OM Video	-	150	-	300
Burk	-	-	-	1,346
Total gain (loss) on disposal of discontinued operations	(13)	150	(10)	1,646

Income tax benefit (provision):
Ken-A-Vision	$(3)	$(37)	$(24)	$(81)
OM Video	-	(56)	-	(112)
Burk	-	-	-	(502)
Total income tax benefit (provision)	(3)	(93)	(24)	(695)

Total income (loss) from discontinued operations, net of income taxes:
Ken-A-Vision	$4	$63	$41	$137
OM Video	-	94	-	188
Burk	-	-	-	844
Total income (loss) from discontinued operations,
net of income taxes	$4	$157	$41	$1,169

OM Video

On March 4, 2005, the Company sold all of the issued and outstanding stock of its Canadian subsidiary, ClearOne Communications of Canada, Inc. (“ClearOne Canada”) to 6351352 Canada Inc., a Canada corporation. ClearOne Canada owned all the issued and outstanding stock of Stechyson Electronics, Ltd., which conducts business under the name OM Video. The Company agreed to sell the stock of ClearOne Canada for $200 in cash; a $1,256 note receivable over a 15-month period, with interest accruing on the unpaid balance at the rate of 5.3 percent per year; and contingent consideration ranging from 3.0 percent to 4.0 percent of related gross revenues over a five-year period. In June 2005, the Company was advised that the OM Purchaser had settled an action brought by the former employer of certain of OM Purchaser’s owners and employees alleging violation of non-competition agreements. The settlement reportedly involved a cash payment and an agreement not to sell certain products for a period of one year. Based on an analysis of the facts and circumstances that existed at the end of fiscal 2005, and considering the guidance from Topic 5U of the SEC Rules and Regulations, “Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity,” the gain is being recognized as cash is collected (as collection was not reasonably assured). Through December 31, 2005, all required payments had been made however, 6351352 Canada Inc. failed to make any subsequent, required payments under the note receivable until June 30, 2006, when we received a payment of $50. The Company recently reevaluated its options and concluded that its best course of action is to enforce its security and appoint a receiver over the assets of OM Video. As of December 31, 2006 the amount of the promissory note and contingent earn-out provision was approximately $1,200. The Company expects to collect approximately $400 to $600, which is net of associated fees, over the next several periods through this receivership.

5. Shareholders’ Equity

The Company’s shareholders’ equity of $27.89 million at December 31, 2006 declined approximately $2.5 million from June 30, 2006. As previously announced, the Company completed a tender offer in Fiscal 2Q 2007 in which a total of approximately 1.1 million shares of its stock were repurchased for $4.6 million. The cost of the tender offer, offset by $1.8 million in net income in addition to the expensing of stock options for the six months ended December 31, 2006 explains the decline in total shareholders’ equity.

6. Subsequent Events

On January 8, 2007 the Company announced that it had filed a lawsuit in the Third Judicial District Court, Salt Lake County, State of Utah against Wideband Solutions, Inc., Biamp Systems Corporation, Inc. and two individuals; one a former employee and one previously affiliated with ClearOne. The Complaint brings claims against different combinations of the defendants for, among other things, misappropriation of certain trade secrets, breach of contract, conversion, unjust enrichment and intentional interference with business and contractual relations.

On January 22, 2007, the Company filed a form 8-K disclosing that, after exploring several collection options for its receivable in default from OM Video, elected to appoint a receiver over the assets of OM Video. Through receivership, the Company expects to collect a net of approximately $400 to $600 of the approximate $1.2 million receivable balance.

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

We provide a right of return on product sales to distributors. Currently, we do not have sufficient historical return experience with our distributors that is predictive of future events given historical excess levels of inventory in the distribution channel. Accordingly, revenue from product sales to distributors is not recognized until the return privilege has expired, which approximates when product is sold-through to customers of the Company’s distributors (dealers, system integrators, value-added resellers, and end-users) rather than when the product is initially shipped to a distributor. We evaluate, at each quarter-end, the inventory in the channel through information provided by certain of our distributors. The level of inventory in the channel will fluctuate up or down, each quarter, based upon our distributors’ individual operations. Accordingly, each quarter-end revenue deferral is calculated and recorded based upon the underlying, estimated channel inventory at quarter-end. Although, certain distributors provide certain channel inventory amounts, we make judgments and estimates with regard to the amount of inventory in the entire channel, for all customers and for all channel inventory items, and the appropriate revenue and cost of goods sold associated with those channel products. Although these assumptions and judgments regarding total channel inventory revenue and cost of goods sold could differ from actual amounts, we believe that our calculations are indicative of actual levels of inventory in the distribution channel.  As of December 31, 2006, the Company deferred

$4.7 million in revenue and $2.2 million in cost of goods sold related to products sold where return rights had not lapsed. The amounts of deferred cost of goods sold were included in consigned inventory. The following table details the amount of deferred revenue and cost of goods sold at each period end for the 18-month period ended December 31, 2006 (in thousands).

	Deferred Revenue	Deferred Cost of Goods Sold	Deferred Gross Profit

December 31, 2006	$4,711	$2,166	$2,545
September 30, 2006	5,249	2,541	2,708
June 30, 2006	5,871	2,817	3,054
March 31, 2006	5,355	2,443	2,912
December 31, 2005	4,936	2,199	2,737
September 30, 2005	4,848	2,373	2,475
June 30, 2005	5,055	2,297	2,758
March 31, 2005	5,456	2,321	3,135
December 31, 2004	4,742	1,765	2,977
September 30, 2004	5,617	1,920	3,697
June 30, 2004	6,107	2,381	3,726

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

Impairment of Long-Lived Asset

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

ANALYSIS OF RESULTS OF OPERATIONS

Results of Operations for the three months or the second fiscal quarter (“2Q”) and six months or the first half of the fiscal year (“1H”) ended December 31, 2006 and 2005

The following table sets forth certain items from our unaudited condensed consolidated statements of operations (in thousands) for the three and six months ended December 31, 2006 and 2005, together with the percentage of total revenue which each such item represents:

CLEARONE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands of dollars, except per share amounts)

	Three Months Ended				Six Months Ended
	December 31,		December 31,		December 31,		December 31,
	2006		2005		2006		2005
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Product Revenue:	$10,107	100%	$9,102	100%	$19,518	100%	$17,879	100%

Cost of goods sold:	4,860	48%	4,470	49%	9,176	47%	8,483	47%
Gross profit	5,247	52%	4,632	51%	10,342	53%	9,396	53%

Operating expenses:
Marketing and selling	1,789	18%	1,810	20%	3,707	19%	3,622	20%
General and administrative	688	7%	1,457	16%	1,497	8%	3,228	18%
Settlement in shareholders' class action	-	0%	-	0%	-	0%	(1,205)	-7%
Research and product development	1,855	18%	1,778	20%	3,934	20%	3,577	20%
Total operating expenses	4,332	43%	5,045	55%	9,138	47%	9,222	52%

Revenue

Revenue for 2Q 2007 increased by 11%, or approximately $1 million, compared to 2Q 2006.  The 2Q 2007 increase was due mainly to continued growth in the Company’s professional audio and tabletop conferencing products which collectively increased approximately $760,000 over 2Q 2006. The Company also realized growth in 2Q 2007 in its personal conferencing and accessories which collectively increased about $310,000 over the same period of 2006.

1H 2007 revenue increased by 9%, or approximately $1.6 million compared to 1H 2006. The 1H 2007 revenue increase was led by growth in professional audio and table products sales which increased $1.4 million over 1H 2006. The Company also realized gains in its personal conferencing, OEM and accessories products which collectively increased about $450,000. These increases were offset by reduced premium conferencing, conferencing furniture and other product sales which together declined about $150,000 in 1H2007.

We evaluate, at each quarter-end, the inventory in the channel through information provided by certain of our distributors.  The level of inventory in the channel will fluctuate up or down, each quarter, based upon our distributors’ individual operations.  Accordingly, each quarter-end revenue deferral is calculated and recorded based upon the underlying, estimated channel inventory at quarter-end.  During 2Q 2007 and 2006, the net change in deferred revenue based on the net movement of inventory in the channel was a net recognition (deferral) of $538,000 and ($88,000) in revenue, respectively. In the 1H 2007 and 2006, the net change in deferred revenue based on the net movement of inventory in the channel was a net recognition of $1.2 million and $119,000 in revenue, respectively.

Total revenues from sales outside of the United States accounted for 31% and 29% of total revenue for the three and six months ended December 31, 2006, respectively and 24% and 23% of total revenue for the three and six months ended December 31, 2005, respectively.

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

The following table shows our COGS and gross profit together with each item’s amount as a percentage of total revenue:

	Three Months Ended December 31,				Six Months Ended December 31,
	(in thousands)				(in thousands)
	2006		2005		2006		2005
		% of Revenue		% of Revenue		% of Revenue		% of Revenue

Cost of goods sold	$4,860	48.1%	$4,470	49.1%	$9,176	47.0%	$8,483	47.4%

Gross profit	$5,247	51.9%	$4,632	50.9%	$10,342	53.0%	$9,396	52.6%

COGS increased $390,000, or 9%, to $4.9 million during 2Q 2007 compared with $4.5 million in 2Q 2006. The 2Q 2007 increase in COGS was primarily due to the $1 million or 11% increase in total revenue. In 1H 2007, COGS increased $693,000, or 8%, to $9.2 million compared with $8.5 million for 1H 2006. The 1H 2007 increase in COGS was also primarily due to the $1.6 million or 9% increase in total revenue.

Our gross profit from continuing operations was $5.2 million, or 51.9% of revenue, for 2Q 2007 compared to $4.6 million, or 50.9% of revenue, during 2Q 2006. Despite the gross profit percentage being slightly higher, the Company’s 2Q 2007 gross profit was negatively impacted by material cost increases, rework and product write-offs which collectively totaled about $340,000. The Company is actively seeking ways to mitigate increases to the manufacturing costs of its products. 1H 2007 and 2006 gross profit was $10.3 million and $9.4 million, respectively. The gross profit percentages were nearly identical in each comparative period as a result of the net revenue increase being nearly proportional on a product mix basis in each respective period.

Operating Expenses

2Q 2007 operating expenses were $4.3 million, a decrease of $713,000, or 14.0%, from $5.0 million for 2Q 2006. 1H 2007 operating expenses of $9.1 million were slightly lower than the 1H 2006 total of $9.2 million. The 1H 2006 figure included a $1.2 million benefit related to the settlement in the shareholders’ class action. Without the 1H 2006 settlement benefit, 1H 2006 operating expenses were $10.4 million, or 14% higher than 1H 2007. The 2Q 2007 and 1H 2007 reductions were mainly attributable to lower general & administrative costs. The following is a more detailed discussion of expenses related to marketing and selling, general and administrative, and research and product development.

Marketing and selling expenses. Marketing and selling expenses include selling, customer service, and marketing expenses such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses. 2Q 2007 and 2006 marketing and selling expenses were about the same at $1.8 million. However, as a percentage of revenues, 2Q 2007 and 2006 marketing and selling expenses were 17.7% and 19.9%, respectively. The lower 2Q 2007 percentage can be attributed to the 11% higher revenues over 2Q 2006 without an associated increase in marketing and selling expenses. 1H 2007 and 2006 marketing and selling expenses were also about the same at $3.7 million and 3.6 million, respectively. As a percentage of revenues, 1H 2007 and 2006 marketing and selling expenses were 19.0% and 20.3%, respectively.

General and administrative expenses. G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs, including costs associated with the SEC investigation and subsequent litigation, and corporate administrative costs, including finance and human resources. 2Q 2007 G&A expenses decreased $769,000, or 53%, to $688,000 compared to 2Q 2006 expenses of $1.5 million. 2Q 2007 and 2006 G&A expenses were 6.8% and 16.0% of sales, respectively. The significant 2Q 2007 decrease was largely due to lower audit fees of $436,000 as higher fees were required in much of fiscal 2006 to bring the Company’s financial statements current, lower depreciation of $180,000 related to much of the Company’s computer equipment becoming fully depreciated and lower payroll and related expenses of $110,000 associated with lower G&A headcount. 1H 2007 G&A expenses decreased $1.7 million, or 54%, to $1.5 million compared to 1H 2006 expenses of $3.2 million. 1H 2007 and 2006 G&A expenses were 7.7% and 18.1% of sales, respectively. The $1.7 million decrease in 1H 2007 was due mainly to lower audit fees of $930,000, lower payroll and related expenses of $285,000 and lower depreciation expense of $264,000, each of which decreased for the same reasons discussed in the 2Q change discussed above.

Research and product development expenses. Research and product development expenses include research and development, product management, and engineering services, and test and application expenses, including employee-related costs, outside services, expensed materials, depreciation, and an allocation of overhead expenses. 2Q 2007 research and product development expenses increased slightly to $1.9 million from $1.8 million in 2Q 2006. As a percentage of revenues, 2Q 2007 and 2006 research and product development expenses were 18.0% and 19.5%, respectively; the 2Q 2007 percentage decrease was due to the 11% increase in revenues. 1H 2007 research and product development expenses increased $357,000, or 10.0%, to $3.9 million compared with 1H 2006 expenses of $3.6 million. The 1H 2007 increase in product development expenses was due to ongoing research and product development efforts. As a percentage of revenues, 1H 2007 and 2006 research and product development expenses were about the same at 20% during each period.

Operating income. 2Q 2007 operating income was $915,000 compared to an operating loss of ($413,000) in 2Q 2006. The 2Q 2007 operating profit increase of $1.3 million was due mainly to the $615,000 increase in gross profit combined with the $769,000 decrease in G&A expenses. 1H 2007 and 2006 operating income was $1.2 million and $174,000 respectively. As previously discussed, 1H 2006 included a $1.2 million benefit related to a settlement in the shareholders’ class action. Without the 1H 2006 settlement benefit, 1H 2007 operating income would have been $2.2 million higher than 1H 2006 reflecting the $946,000 gross profit increase and $1.7 million decrease in G&A expenses slightly offset by the $357,000 increase in research and product development expenses.

Other income (expense), net. Other income (expense), net, includes interest income, interest expense, capital gains, gain (loss) on the disposal of assets, and currency gain (loss). 2Q 2007 other income was $320,000, an increase of $129,000 from other income of $191,000 in 2Q 2006. 1H 2007 other income was $652,000, an increase of $295,000 from other income of $357,000 in 1H 2006. The increases in both 2Q and 1H 2007 were primarily due to an increase in interest income associated with our marketable securities.

Income (loss) from continuing operations before income taxes. 2Q 2007 income from continuing operations was $1.1 million compared to a (loss) in 2Q 2006 of ($76,000). As a percentage of revenues, 2Q 2007 and 2006 income (loss) from continuing operations was 10.7% and (0.8%), respectively. 1H 2007 income from continuing operations was $1.7 million compared to $899,000 in 1H 2006. As a percentage of revenues, 1H 2007 and 2006 income from continuing operations was 8.8% and 5.0%, respectively. We attribute the fiscal 2007 improvement in income to the results of operations described above.

Income (loss) from discontinued operations, net of tax. During 2Q 2007 and 2006 we recorded income from discontinued operations, net of tax of $4,000 and $157,000, respectively. The 2Q 2007 income was exclusively related to the sale of our document and educational camera product line to Ken-A-Vision. The 2Q 2006 income of $157,000 was related to receipt of payments on our OM Video promissory note in addition to income from the discontinued operations of the document and educational camera product line. For 1H 2007 and 2006 income from discontinued operations, net of tax was $41,000 and $1.2 million, respectively. The significant decrease in 1H 2007 can be attributed mainly to the 1H 2006 realized gain, net of tax, of $844,000 related to a Mutual Release and Waiver with Burk Technology, Inc. previously discussed. Additionally, we recognized $137,000 in income from discontinued operations from the document and educational camera product line and $188,000 of payments on our OM Video promissory note.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2006, our cash and cash equivalents were approximately $1.8 million and our marketable securities were approximately $16.5 million, which represented an overall decrease of $3.5 million in our balances from June 30, 2006 which had cash and cash equivalents of approximately $1.2 million and marketable securities of approximately $20.6 million. The significant decrease in cash and cash equivalents during 1H 2007 can be attributed to the Company’s 2Q 2007 repurchase of 1.1 million shares of common stock for approximately $4.7 million offset by other net increases in cash provided by operating and investing activities.

Net cash flows provided by operating activities were $1.3 million for the six months ended December 31, 2006, an increase of $427,000 from the net cash flows provided by operating activities of $864,000 for the six months ended December 31, 2005. The year-over-year increase can be attributed to an increase in net income from continuing operations of $821,000 offset by depreciation and amortization which decreased $211,000 and stock-based compensation which decreased $160,000.

Net cash flows provided by investing activities were $4.0 million for the six months ended December 31, 2006, an increase of $4.3 million from the net cash flows (used in) investing activities of ($247,000) for the six months ended December 31, 2005. The change was primarily attributable to the sale of $4.0 million in marketable securities used to fund the repurchase of the tendered shares of common stock.

Net cash (used in) financing activities for the six months ended December 31, 2006 totaled ($4.7 million) and was largely related to the Company’s repurchase of 1.1 million shares of common stock. We did not use nor receive cash from financing activities during the same period ending December 31, 2005.

Additionally, we recorded $1.1 million in non-cash financing activities related to leasehold improvements to our new headquarters, the majority of which was paid as an incentive by the lessor as part of the lease agreement. These improvements are being accounted for in accordance with FASB Technical Bulletin No. 88-1, Issues Relating to Accounting for Leases, which states among other things that landlord incentives which fund leasehold improvements should be recorded as deferred rent and amortized as reductions to lease expense over the term of the lease.

Management believes that future income from operations and effective management of working capital will provide the liquidity needed to finance growth plans. In addition to capital expenditures, the Company plans to use cash during the remainder of fiscal 2007 for selective infusions of technological, marketing or product manufacturing rights to broaden the Company's product offerings; for continued share repurchases; and if available for a reasonable price, acquisitions that may strategically fit the Company’s business and are accretive to performance.

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

As required by Rule 13a-15 under the Exchange Act, we have completed an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of December 31, 2006.
Based upon this evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of December 31, 2006.

There were no changes in the company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, the company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Legal Proceedings. In addition to the legal proceedings described below, we are also involved from time to time in various claims and other legal proceedings which arise in the normal course of business. Such matters are subject to many uncertainties and outcomes that are not predictable. However, based on the information available to us as of February 8, 2007 and after discussions with legal counsel, we do not believe any such other proceedings will have a material, adverse effect on our business, results of operations, financial position, or liquidity, except as described below.

Theft of Trade Secrets Complaint. On January 3, 2007, the Company filed a lawsuit in the Third Judicial District Court, Salt Lake County, State of Utah against WideBand Solutions, Inc., Biamp Systems Corporation, Inc. and two individuals; one a former employee and one previously affiliated with the Company. The Complaint brings claims against different combinations of the defendants for, among other things, misappropriation of certain trade secrets, breach of contract, conversion, unjust enrichment and intentional interference with business and contractual relations. The relief being sought by the Company includes an order enjoining the defendants from further use of the Company’s trade secrets and an award consisting of, among other things, compensation and damages related the unjust enrichment of the defendants. The litigation is in the early stages, is subject to all of the risks and uncertainties of litigation and there can be no assurance as to the probable result of this litigation.

Item 1A. RISK FACTORS

Investors should carefully consider the risks described below. The risks described below are not the only ones we face, and there are risks that we are not presently aware of or that we currently believe are immaterial that may also impair our business operations. Any of these risks could harm our business. The trading price of our common stock could decline significantly due to any of these risks and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q, including our December 31, 2006 unaudited condensed consolidated financial statements and related notes.

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

To date, we have completed the re-design of our products and begun shipping the majority to the European market. Certain of the re-designed product have yet to launch into the European market although we anticipate that most of these products will be ready for launch during fiscal 2007. Additionally, certain of our products will not be re-designed. Accordingly, sales into the European market may be negatively impacted and our results of operations could suffer. Our outsourced manufacturers may hold us responsible for the cost of purchased components that have become obsolete as a result of our re-design efforts. To the extent that we cannot manage these potential exposures to our current estimates, our results of operations could be negatively impacted. In addition, because this has essentially become a worldwide issue for all electronics manufacturers who wish to sell into the European market, we have seen increased lead times for compliant components because of the increased demand. This is an issue that is not unique to ClearOne, but also applies to many manufacturers exporting products to the European Union.

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

In August 2005, we entered into a manufacturing agreement with a manufacturing services provider, to be the exclusive manufacturer of substantially all the products that were previously manufactured at our Salt Lake City, Utah manufacturing facility. This manufacturer is currently the primary manufacturer of many of our products. We also have an agreement with offshore manufacturers for the manufacture of other product lines. Additionally, in July 2006, we outsourced the manufacturing of our furniture product lines to two manufacturers. If these manufacturers experience difficulties in obtaining sufficient supplies of components, component prices significantly exceed anticipated costs, an interruption in their operations, or otherwise suffer capacity constraints, we would experience a delay in shipping these products which would have a negative impact on our revenues. Should there be any disruption in services due to natural disaster, economic or political difficulties, quarantines, transportation restrictions, acts of terror, or other restrictions associated with infectious diseases, or other similar events, or any other reason, such disruption would have a material adverse effect on our business. Operating in the international environment exposes us to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, and potentially adverse tax consequences, which could materially affect our results of operations. Currently, we have no second source of manufacturing for substantially all of our products.

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

We depend on a single source for certain components.

Certain of our products have been qualified to utilize components for which we rely upon a consistent supply from a single source. Our reliance on a single source puts us at risk if, for whatever reason, we are unable to receive these single-sourced components to meet demand which could have a material adverse effect on our business.

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

In our Form 10-K for the fiscal year ending June 30, 2006, we reported and identified a material weakness in our internal controls. Although we believe we have remedied this weakness through the commitment of considerable resources, we are always at risk that any future failure of our own internal controls or the internal control at any of our outsourced manufacturers or service providers could result in additional reported material weaknesses. Any future failures of our internal controls could have a material impact on our market capitalization, results of operations, or financial position, or have other adverse consequences.

Our directors and officers own a significant percentage of the Company, and may exert significant influence over us.

Our officers and directors together have beneficial ownership in excess of 20% percent of our common stock. With this significant holding in the aggregate, the officers and directors, acting together, could exert a significant degree of influence over us and may be able to delay or prevent a change in control.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are not applicable
(c) Stock Repurchases

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May by Purchased Under the Plans or Programs (2)
October 1, 2006- October 31, 2006	29,859	$3.53	29,859	$1,857,000
November 1, 2006 - November 30, 2006	0	$0	0	$1,857,000
December 1, 2006 - December 31, 2006 (1)	1,073,552	$4.25	1,073,552	$1,857,000
Total	1,103,411		1,103,411

(1)
On October 30, 2006 the Company announced that its Board of Directors authorized a $10 million tender offer which was completed on December 6, 2006. Under the tender offer the Company repurchased 1,073,552 shares, or approximately 9% of shares outstanding, for approximately $4.6 million at a price per share of $4.25.

(2)
On August 31, 2006, the Company announced that its Board of Directors had approved a stock buy-back program to purchase up $2,000,000 of the Company’s common stock over the next 12 months on the open market. All repurchased shares will be immediately retired. The stock buy-back program will expire in August 2007.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 20, 2006 at the annual meeting, shareholders of the Company approved the following matters submitted to them for consideration:

Elected the following as directors of the Company:

	FOR	WITHHELD
Edward Dallin Bagley	10,198,899	811,055
Brad R. Baldwin	10,818,093	191,851
Zeynep “Zee” Hakimoglu	10,849,800	160,144
Larry R. Hendricks	10,840,096	169,848
Scott M. Huntsman	10,838,796	171,148
Harry Spielberg	10,848,871	161,073

Item 5. OTHER INFORMATION

Not Applicable.

Item 6. EXHIBITS

Exhibit	SEC Ref.
No.	No.	Title of Document	Location
31.1	31	Section 302 Certification of Chief Executive Officer	This filing
31.2	31	Section 302 Certification of Chief Financial Officer	This filing
32.1	32	Section 906 Certification of Chief Executive Officer	This filing
32.2	32	Section 906 Certification of Chief Financial Officer	This filing

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARONE COMMUNICATIONS, INC.

February 8, 2007	By:	/s/ Zeynep Hakimoglu
Zeynep Hakimoglu
President and Chief Executive Officer
(Principal Executive Officer)

February 8, 2007	By:	/s/ Greg A. LeClaire
Greg A. LeClaire
Chief Financial Officer
(Principal Financial and Accounting Officer)