Form 10-Q
period 2007-03-31
CLEARONE COMMUNICATIONS INC
filed 2007-05-11
CIK 840715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 10,886,859 shares of the Company’s Common Stock, par value $0.001, outstanding on May 11, 2007.

CLEARONE COMMUNICATIONS, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2007

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARONE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of dollars, except per share amounts)

	Unaudited
	March 31,	June 30,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$1,312	$1,240
Marketable securities	20,650	20,550
Accounts receivable	6,847	7,784
Note receivable	160	-
Inventories, net	6,953	6,614
Income tax receivable	-	3,240
Deferred income taxes, net	132	128
Prepaid expenses	299	255
Net assets of discontinued operations	-	565
Total current assets	36,353	40,376

Property and equipment, net	2,689	1,647
Note receivable - long-term	85	-
Other assets	13	15
Total assets	$39,140	$42,038

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,946	$2,597
Accrued taxes	456	-
Accrued liabilities	1,814	2,397
Deferred product revenue	5,111	5,871
Total current liabilities	9,327	10,865

Deferred rent	894	-
Deferred income taxes, net	132	128
Other long-term liabilities	578	633
Total liabilities	10,931	11,626

Shareholders' equity:
Common stock, par value $0.001, 50,000,000 shares authorized,
10,881,262 and 12,184,727 shares issued and outstanding, respectively	11	12
Additional paid-in capital	47,578	52,764
Accumulated deficit	(19,380)	(22,364)
Total shareholders' equity	28,209	30,412
Total liabilities and shareholders' equity	$39,140	$42,038

See accompanying notes to condensed consolidated financial statements

CLEARONE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands of dollars, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2007	2006	2007	2006

Product Revenue:	$9,355	$8,278	$28,873	$26,158

Cost of goods sold:	4,190	4,253	13,366	12,737
Gross profit	5,165	4,025	15,507	13,421

Operating expenses:
Marketing and selling	2,004	1,920	5,711	5,542
General and administrative	763	1,060	2,260	4,288
Settlement in shareholders' class action	-	-	-	(1,205)
Research and product development	1,848	2,201	5,782	5,778
Total operating expenses	4,615	5,181	13,753	14,403

Operating income (loss)	550	(1,156)	1,754	(982)

Other income (expense), net:
Interest income	572	218	1,163	563
Other, net	5	19	66	31
Other income (expense), net:	577	237	1,229	594

Income (loss) from continuing operations before income taxes	1,127	(919)	2,983	(388)
(Provision) benefit from income taxes	(167)	782	(303)	1,150
Income (loss) from continuing operations	960	(137)	2,680	762

Discontinued operations:
Income from discontinued operations	-	50	75	268
Gain (loss) on disposal of discontinued operations	420	1,030	410	2,676
Income tax provision	(157)	(403)	(181)	(1,098)
Income from discontinued operations:	263	677	304	1,846

Net income	$1,223	$540	$2,984	$2,608

See accompanying notes to condensed consolidated financial statements

 CLEARONE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
(Unaudited)
(in thousands of dollars, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2007	2006	2007	2006

Basic earnings per common share from continuing operations	$0.09	$(0.01)	$0.23	$0.06
Diluted earnings per common share from continuing operations	$0.09	$(0.01)	$0.23	$0.06

Basic earnings per common share from discontinued operations	$0.02	$0.06	$0.03	$0.16
Diluted earnings per common share from discontinued operations	$0.02	$0.06	$0.03	$0.15

Basic earnings per common share	$0.11	$0.04	$0.25	$0.22
Diluted earnings per common share	$0.11	$0.04	$0.25	$0.21

Basic weighted average shares	10,994,607	12,184,727	11,705,853	11,882,375
Diluted weighted average shares	11,101,791	12,187,446	11,770,145	12,214,401

See accompanying notes to condensed consolidated financial statements

CLEARONE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands of dollars, except per share amounts)

	Nine Months Ended
	March 31,	March 31,
	2007	2006
Cash flows from operating activities:
Net income from continuing operations	$2,680	$762
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operations:
Depreciation and amortization expense	678	998
Stock-based compensation	658	875
Write-off of inventory	499	425
(Gain) loss on disposal of assets and fixed assets write-offs	1	(59)
Provision for doubtful accounts	1	3
Accounts receivable	936	(125)
Note receivable - Ken-A-Vision	(245)	-
Inventories	(838)	(250)
Other assets	(43)	(215)
Accounts payable	(651)	(366)
Accrued liabilities	(737)	(1,647)
Income taxes receivable	3,696	276
Other liabilities	(55)	18
Deferred product revenue	(760)	300
Net cash provided by continuing operating activities	5,820	995
Net cash provided by discontinued operating activities	47	267
Net cash provided by operating activities	5,867	1,262

Cash flows from investing activities:
Purchase of property and equipment	(732)	(233)
Proceeds from the sale of property and equipment	60	82
Purchase of marketable securities	(22,650)	(5,450)
Sale of marketable securities	22,550	2,400
Net cash provided by (used in) continuing investing activities	(772)	(3,201)
Net cash provided by discontinued investing activities	822	1,678
Net cash provided by (used in) investing activities	50	(1,523)

Cash flows from financing activities:
Proceeds from common stock	36	-
Purchase and retirement of stock	(5,881)	-
Net cash used in financing activities	(5,845)	-

Net increase in cash and cash equivalents	72	(261)
Cash and cash equivalents at the beginning of the period	1,240	1,892
Cash and cash equivalents at the end of the period	$1,312	$1,631

See accompanying notes to condensed consolidated financial statements

CLEARONE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)
(in thousands of dollars, except per share amounts)

	Nine Months Ended
	March 31,	March 31,
	2007	2006
Supplemental disclosure of cash flow information:
Cash paid for interest	$1	$-
Cash paid (received) for income taxes	(3,176)	(346)

Supplemental disclosure of non-cash financing activities:
Value of common shares issued in shareholder settlement	$-	$2,264
Lease incentive for Edgewater leasehold improvements	1,049	-

See accompanying notes to condensed consolidated financial statements

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands of dollars, except per share amounts)

1. Basis of Presentation

The accompanying condensed consolidated financial statements, consisting of the condensed consolidated balance sheets as of March 31, 2007 and June 30, 2006, the condensed consolidated statements of income for the three and nine months ended March 31, 2007 and 2006, and the condensed consolidated statements of cash flows for the nine months ended March 31, 2007 and 2006, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2006.

In management’s opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for the entire year or for any future period.

2. Inventory

Inventories, net of reserves, consisted of the following as of March 31, 2007 and June 30, 2006 (in thousands):

	March 31,	June 30,
	2007	2006

Raw materials	$168	$513
Finished goods	4,520	3,284
Consigned inventory	2,265	2,817
Total inventory	$6,953	$6,614

Consigned inventory represents inventory at distributors and other customers where revenue recognition criteria have not been achieved.

3. Share-Based Payment

The Company’s share-based compensation primarily consists of the following plans:

On March 31, 2007, the Company had one active share-based compensation plan, the 1998 Stock Option Plan (the “1998 Plan”). Provisions of the 1998 Plan include the granting of up to 2,500,000 incentive and non-qualified stock options. Options may be granted to directors, officers, and key employees and may be granted upon such terms as the Board of Directors, in their sole discretion, determine. Through December 1999, 1,066,000 options were granted that would cliff vest after 9.8 years; however, such vesting was accelerated for 637,089 of these options upon meeting certain earnings per share goals through the fiscal year ended June 30, 2003. Subsequent to December 1999 and through June 2002, 1,248,250 options were granted that would cliff vest after 6.0 years; however, such vesting was accelerated for 300,494 of these options upon meeting certain earnings per share goals through the fiscal year ended June 30, 2005. As of March 31, 2007, 22,500 and 150,250 of these options that cliff vest after 9.8 and 6.0 years, respectively, remain outstanding.

Of the options granted subsequent to June 2002, all vesting schedules are based on 3 or 4-year vesting schedules, with either one-third or one-fourth vesting on the first anniversary and the remaining options vesting ratably over the remainder of the vesting term. Generally, directors and officers have 3-year vesting schedules and all other employees have 4-year vesting schedules. Additionally, in the event of a change in control or the occurrence of a corporate transaction, the Company’s Board of Directors have the authority to elect that all unvested options shall vest and become exercisable immediately prior to the event or closing of the transaction. All options outstanding as of March 31, 2007 had contractual lives of ten years. Under the 1998 Plan, 2,500,000 shares were authorized for grant. The 1998 Plan expires June 10, 2008, or when all the shares available under the plan have been issued if this occurs earlier. As of March 31, 2007, there were 1,303,248 options outstanding under the 1998 Plan, which includes the cliff vesting and 3 or 4-year vesting options discussed above.

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

4. Discontinued Operations

During the first fiscal quarter of 2007, the Company completed the sales of its document and educational camera product line to Ken-A-Vision Manufacturing. Additionally, during fiscal 2005, the Company completed the sale of its conferencing services business component to Premiere Conferencing (“Premiere”) and its Canadian audiovisual integration services, OM Video, to 6351352 Canada Inc, a Canada corporation (the “OM Purchaser”). During fiscal 2006, the Company received the $1,000 Indemnity Escrow payment from Premiere and certain payments on the note receivable from the new owners of OM Video. Accordingly, the results of operations and the financial position have been reclassified in the accompanying condensed consolidated financial statements as discontinued operations. Finally, during fiscal 2001, the Company sold certain assets to Burk Technology, Inc. (“Burk”) whose sales proceeds are included with discontinued operations. Summary operating results of the discontinued operations are as follows (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2007	2006	2007	2006

Income from discontinued operations:
Ken-A-Vision	$-	$50	$75	$268

Gain (loss) on disposal of discontinued operations:
Ken-A-Vision	$-	$-	$(10)	$-
Conferencing Services	-	1,030	-	1,030
OM Video	420	-	420	300
Burk	-	-	-	1,346
Total gain (loss) on disposal of discontinued operations	420	1,030	410	2,676

Income tax benefit (provision):
Ken-A-Vision	$-	$-	$(24)	$(81)
Conferencing Services	-	(384)	-	(384)
OM Video	(157)	(19)	(157)	(131)
Burk	-	-	-	(502)
Total income tax benefit (provision)	(157)	(403)	(181)	(1,098)

Total income (loss) from discontinued operations, net of income taxes:
Ken-A-Vision	$-	$50	$41	$187
Conferencing Services	-	646	-	646
OM Video	263	(19)	263	169
Burk	-	-	-	844
Total income (loss) from discontinued operations,
net of income taxes	$263	$677	$304	$1,846

OM Video

On March 4, 2005, the Company sold all of the issued and outstanding stock of its Canadian subsidiary, ClearOne Communications of Canada, Inc. (“ClearOne Canada”) to 6351352 Canada Inc., a Canada corporation. ClearOne Canada owned all the issued and outstanding stock of Stechyson Electronics, Ltd., which conducts business under the name OM Video. The Company agreed to sell the stock of ClearOne Canada for $200 in cash; a $1,256 note receivable over a 15-month period, with interest accruing on the unpaid balance at the rate of 5.3 percent per year; and contingent consideration ranging from 3.0 percent to 4.0 percent of related gross revenues over a five-year period. In June 2005, the Company was advised that the OM Purchaser had settled an action brought by the former employer of certain of OM Purchaser’s owners and employees alleging violation of non-competition agreements. The settlement reportedly involved a cash payment and an agreement not to sell certain products for a period of one year. Based on an analysis of the facts and circumstances that existed at the end of fiscal 2005, and considering the guidance from Topic 5U of the SEC Rules and Regulations, “Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity,” the gain is being recognized as cash is collected (as collection was not reasonably assured). Through December 31, 2005, all required payments had been made however, 6351352 Canada Inc. failed to make any subsequent, required payments under the note receivable until June 30, 2006, when we received a payment of $50. The Company recently reevaluated its options and concluded that its best course of action is to enforce its security and appoint a receiver over the assets of OM Video. As of March 31, 2007, the amount of the promissory note and contingent earn-out provision was approximately $800 which is net of $420 collected through receivership. The Company expects to collect up to an additional $150, which is net of receiver fees, over the next several periods.

5. Shareholders’ Equity

The Company’s shareholders’ equity of $28.20 million at March 31, 2007 declined approximately $2.2 million from June 30, 2006. During the first nine months of fiscal 2007, the Company repurchased 1.3 million shares at aggregate cost of $5.84 million, the majority of which were repurchased in a tender offer during fiscal 2Q 2007. The cost of the share repurchases were offset by approximately $600 in stock-based compensation and $3.0 million in net income for the nine months ended March 31, 2007.

6. Reclassifications

Certain amounts in the reported June 30, 2006 balance sheet have been reclassified to conform with the March 31, 2007 presentation.

7.	Recent Accounting Pronouncements

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

BUSINESS OVERVIEW

We are an audio conferencing products company. We develop, manufacture, market, and service a comprehensive line of audio conferencing products, which range from personal speakerphones to tabletop conferencing phones to professionally installed audio systems. We believe we have a strong history of product innovation and plan to continue to apply our expertise in audio engineering to developing innovative new products. The performance and reliability of our high-quality solutions create a natural communication environment, which saves organizations of all sizes time and money by enabling more effective and efficient communication between geographically separated businesses, employees, and customers.

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

We provide a right of return on product sales to distributors. Currently, we do not have sufficient historical return experience with our distributors that is predictive of future events given historical excess levels of inventory in the distribution channel. Accordingly, revenue from product sales to distributors is not recognized until the return privilege has expired, which approximates when product is sold-through to customers of the Company’s distributors (dealers, system integrators, value-added resellers, and end-users) rather than when the product is initially shipped to a distributor. We evaluate, at each quarter-end, the inventory in the channel through information provided by certain of our distributors. The level of inventory in the channel will fluctuate up or down, each quarter, based upon our distributors’ individual operations. Accordingly, each quarter-end revenue deferral is calculated and recorded based upon the underlying, estimated channel inventory at quarter-end. Although, certain distributors provide certain channel inventory amounts, we make judgments and estimates with regard to the amount of inventory in the entire channel, for all customers and for all channel inventory items, and the appropriate revenue and cost of goods sold associated with those channel products. Although these assumptions and judgments regarding total channel inventory revenue and cost of goods sold could differ from actual amounts, we believe that our calculations are indicative of actual levels of inventory in the distribution channel.  As of March 31, 2007, the Company deferred

$5.1 million in revenue and $2.3 million in cost of goods sold related to products sold where return rights had not lapsed. The amounts of deferred cost of goods sold were included in consigned inventory. The following table details the amount of deferred revenue and cost of goods sold at each period end for the 21-month period ended March 31, 2007 (in thousands).

	Deferred Revenue	Deferred Cost of Goods Sold	Deferred Gross Profit

March 31, 2007	$5,111	$2,265	$2,846
December 31, 2006	4,711	2,166	2,545
September 30, 2006	5,249	2,541	2,708
June 30, 2006	5,871	2,817	3,054
March 31, 2006	5,355	2,443	2,912
December 31, 2005	4,936	2,199	2,737
September 30, 2005	4,848	2,373	2,475
June 30, 2005	5,055	2,297	2,758
March 31, 2005	5,456	2,321	3,135
December 31, 2004	4,742	1,765	2,977
September 30, 2004	5,617	1,920	3,697
June 30, 2004	6,107	2,381	3,726

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

Accounting for Income Taxes

We are subject to income taxes in both the United States and in certain non-U.S. jurisdictions. We estimate our current tax position together with our future tax consequences attributable to temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation, and other reserves for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, prior year carryback, or future reversals of existing taxable temporary differences. To the extent we believe that recovery is not more likely than not, we establish a valuation allowance against these deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. To the extent we establish a valuation allowance in a period, we must include an expense for the allowance within the tax provision in the condensed consolidated statement of operations. The reversal of a previously established valuation allowance results in a benefit for income taxes. As of March 31, 2007 we continued to be fully reserved against our net deferred tax assets which total to approximately $5.2 million.

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

ANALYSIS OF RESULTS OF OPERATIONS

Results of Operations for the three months or the third fiscal quarter (“3Q”) and nine months of the fiscal year (“9M”) ended March 31, 2007 and 2006

The following table sets forth certain items from our unaudited condensed consolidated statements of operations (in thousands) for the three and nine months ended March 31, 2007 and 2006, together with the percentage of total revenue which each such item represents:

CLEARONE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands of dollars, except per share amounts)

	Three Months Ended				Nine Months Ended
	March 31,		March 31,		March 31,		March 31,
	2007		2006		2007		2006
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Product Revenue:	$9,355	100%	$8,278	100%	$28,873	100%	$26,158	100%

Cost of goods sold:	4,190	45%	4,253	51%	13,366	46%	12,737	49%
Gross profit	5,165	55%	4,025	49%	15,507	54%	13,421	51%

Operating expenses:
Marketing and selling	2,004	21%	1,920	23%	5,711	20%	5,542	21%
General and administrative	763	8%	1,060	13%	2,260	8%	4,288	16%
Settlement in shareholders' class action	-	0%	-	0%	-	0%	(1,205)	-5%
Research and product development	1,848	20%	2,201	27%	5,782	20%	5,778	22%
Total operating expenses	4,615	49%	5,181	63%	13,753	48%	14,403	55%

Revenue

Revenue for 3Q 2007 increased by 13%, or approximately $1.1 million, compared to 3Q 2006.  The 3Q 2007 increase was due mainly to growth in the Company’s professional audio and premium conferencing products which collectively increased approximately $1.3 million over 3Q 2006. The 3Q 2007 increases were offset by an approximate $150,000 collective decline in the Company’s tabletop and conferencing furniture lines over the same period of 2006.

9M 2007 revenue increased by 10%, or approximately $2.7 million compared to 9M 2006. The 9M 2007 revenue increase was led by growth in professional audio and tabletop product sales which increased $2.7 million over 9M 2006. The Company also realized gains in its personal conferencing, OEM and accessories products which collectively increased about $450,000. These increases were offset by reduced premium conferencing, conferencing furniture and other product sales which together declined about $400,000 in 9M 2007.

We evaluate, at each quarter-end, the inventory in the channel through information provided by certain of our distributors.  The level of inventory in the channel will fluctuate up or down, each quarter, based upon our distributors’ individual operations.  Accordingly, each quarter-end revenue deferral is calculated and recorded based upon the underlying, estimated channel inventory at quarter-end.  During 3Q 2007 and 2006, the net change in deferred revenue based on the net movement of inventory in the channel was a net deferral of ($400,000) and ($419,000) in revenue, respectively. For 9M 2007 and 2006, the net change in deferred revenue based on the net movement of inventory in the channel was a net recognition (deferral) of $760,000 and ($300,000) in revenue, respectively.

Total revenues from sales outside of the United States accounted for 30% total revenue for the three and nine months ended March 31, 2007, respectively and 32% and 26% of total revenue for the three and nine months ended March 31, 2006, respectively.

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

The following table displays our COGS and gross profit together with each item’s amount as a percentage of total revenue:

	Three Months Ended March 31,				Nine Months Ended March 31,
	(in thousands)				(in thousands)
	2007		2006		2007		2006
		% of Revenue		% of Revenue		% of Revenue		% of Revenue

Cost of goods sold	$4,190	44.8%	$4,253	51.4%	$13,366	46.3%	$12,737	48.7%

Gross profit	$5,165	55.2%	$4,025	48.6%	$15,507	53.7%	$13,421	51.3%

The Company’s gross profit margin (GPM), gross profit as a percentage of sales, was 55.2% and 53.7% in 3Q and 9M 2007, respectively, compared to 48.6% and 51.3% in 3Q and 9M 2006, respectively. GPM for 3Q 2007 was significantly higher than the same period of 2006 due primarily to a $400,000 decrease in inventory cost variances and product write-off’s in addition to the favorable mix and magnitude of the $1.1 million or 13% increase in 3Q 2007 revenue. The increase in GPM for 9M 2007 over the same period of 2006 was also due primarily to a favorable mix of higher margin product revenue in 9M 2007, led by the Company’s professional audio conferencing products, in addition to lower inventory cost variances and product write-off’s.

Operating Expenses

3Q 2007 operating expenses were $4.6 million, a decrease of $566,000, or 10.9%, from $5.2 million for 3Q 2006. 9M 2007 operating expenses of $13.8 million were $650,000 or 5% lower than the 9M 2006 total of $14.4 million. The 9M 2006 figure included a $1.2 million benefit related to the settlement in the shareholders’ class action. Without the 9M 2006 settlement benefit, 9M 2006 operating expenses were $15.6 million, or 12% higher than 9M 2007. The following is a more detailed discussion of expenses related to marketing and selling, general and administrative, and research and product development.

Marketing and selling expenses. Marketing and selling expenses include selling, customer service, and marketing expenses such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses. 3Q 2007 marketing and selling expenses increased $84,000, or 4%, to $2.0 million compared to 3Q 2006 expenses of $1.9 million. As a percentage of revenues, 3Q 2007 and 2006 marketing and selling expenses were 21.4% and 23.2%, respectively. The lower 3Q 2007 percentage can be attributed to the 13% higher revenues in 3Q2007 over the same period of 2006 without an associated increase in marketing and selling expenses. 9M 2007 and 2006 marketing and selling expenses were also about the same at $5.7 million and $5.5 million, respectively. As a percentage of revenues, 9M 2007 and 2006 marketing and selling expenses were 19.8% and 21.2%, respectively. The lower 9M 2007 percentage is primarily due to the 10% higher revenues over the same period of 2006.

General and administrative expenses. G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs, including costs associated with the SEC investigation and subsequent litigation, and corporate administrative costs, including finance and human resources. 3Q 2007 G&A expenses decreased $297,000, or 28%, to $763,000 compared to 3Q 2006 expenses of $1.1 million. 3Q 2007 and 2006 G&A expenses were 8.2% and 12.8% of sales, respectively. The significant 3Q 2007 decrease was largely due to lower audit fees of $193,000 as higher fees were required in much of fiscal 2006 to bring the Company’s financial statements current, lower depreciation of $228,000 related to much of the Company’s computer and related equipment becoming fully depreciated and lower payroll and related expenses of $113,000 associated with lower G&A headcount. 9M 2007 G&A expenses decreased $2.0 million, or 47%, to $2.3 million compared to 9M 2006 expenses of $4.3 million. 9M 2007 and 2006 G&A expenses were 7.8% and 16.4% of sales, respectively. The $2.0 million decrease in 9M 2007 was due mainly to lower audit fees of $1.1 million, lower payroll and related expenses of $400,000 and lower depreciation expense of $348,000, each of which decreased for the same reasons discussed in the 3Q change discussed above.

Research and product development expenses. Research and product development expenses include research and development, product line management, engineering services, and test and application expenses, including employee-related costs, outside services, expensed materials, depreciation, and an allocation of overhead expenses. 3Q 2007 research and product development expenses decreased to $1.9 million from $2.2 million in 3Q 2006. As a percentage of revenues, 3Q 2007 and 2006 research and product development expenses were 19.8% and 26.6%, respectively. The 3Q 2007 percentage and dollar decreases were due primarily to the 13% increase in revenues and lower outside engineering services. 9M 2007 and 9M 2006 research and product development expenses were about the same at $5.8 million. As a percentage of revenues, 9M 2007 and 2006 research and product development expenses were 20.0% and 22.1% of sales, respectively; the lower 9M 2007 percentage is attributable to the 10% increase in revenues from 9M 2006.

Operating income. 3Q 2007 operating income was $550,000 compared to an operating loss of ($1.2 million) in 3Q 2006. The 3Q 2007 operating income increase of approximately $1.7 million was due mainly to the $1.1 million increase in gross profit combined with the $297,000 decrease in G&A expenses and the $353,000 decrease in research and development expenses. 9M 2007 operating income was $1.8 million compared to an operating loss of ($1.0 million) in 9M 2006. As previously discussed, 9M 2006 included a $1.2 million benefit related to a settlement in the shareholders’ class action. Without the 9M 2006 settlement benefit, 9M 2007 operating income would have been approximately $3.9 million higher than 9M 2006 reflecting the 9M 2007 $2.1 million gross profit increase and $2.0 million decrease in G&A expenses, slightly offset by the $170,000 increase in marketing and selling expenses.

Other income (expense), net. Other income (expense), net, includes interest income, interest expense, capital gains, gain (loss) on the disposal of assets, and currency gain (loss). 3Q 2007 other income was $577,000, an increase of $340,000 from other income of $237,000 in 3Q 2006. 9M 2007 other income was $1.2 million, an increase of $635,000 from other income of $594,000 in 9M 2006. The increases in both 3Q and 9M 2007 were primarily due to an increase in interest income associated with benefiting from higher interest rates on our marketable securities and receipt of $326,000 in interest income related to an income tax refund.

Income (loss) from continuing operations before income taxes. 3Q 2007 income from continuing operations was $1.0 million compared to a (loss) in 3Q 2006 of ($137,000). As a percentage of revenues, 3Q 2007 and 2006 income (loss) from continuing operations was 10.3% and (1.7%), respectively. 9M 2007 income from continuing operations was $2.7 million compared to $762,000 in 9M 2006. As a percentage of revenues, 9M 2007 and 2006 income from continuing operations was 9.3% and 2.9%, respectively. We attribute the fiscal 2007 improvement in income to the results of operations described above.

Income (loss) from discontinued operations, net of tax. During 3Q 2007 and 2006 we recorded income from discontinued operations, net of tax of $263,000 and $677,000, respectively. The 3Q 2007 income was exclusively related to funds received through the receivership of OM Video. The 3Q 2006 income of $677,000 was related to receipt of final payment on our sale of the conferencing services business in addition to income from the discontinued operations of the document and educational camera product line. For 9M 2007 and 2006 income from discontinued operations, net of tax was $304,000 and $1.8 million, respectively. The significant decrease in 9M 2007 can be attributed mainly to the 9M 2006 realized gain, net of tax, of $844,000 related to a Mutual Release and Waiver with Burk Technology, Inc. as well as the realized gain, net of tax, of $646,000 related to the final payment on our sale of the conferencing services business previously discussed. Additionally, we recognized $168,000 in income from discontinued operations from the document and educational camera product line and $188,000 of payments on our OM Video promissory note.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007, our cash and cash equivalents were approximately $1.3 million and our marketable securities were approximately $20.65 million, representing an overall increase of $172,000 in our balances from June 30, 2006 which had cash and cash equivalents of approximately $1.2 million and marketable securities of approximately $20.6 million. Despite the slight increase in cash and marketable securities in March 31, 2007 versus June 30, 2006, we experienced significant fluctuations in these balances for the first nine months of fiscal 2007. During the first nine months of fiscal 2007 the Company repurchased of 1.3 million shares of common stock for approximately $5.8 million. These share repurchases were offset by receipt of a $3.5 million federal income tax refund and associated interest in addition to other net increases in cash provided by operating and investing activities.

Net cash flows provided by operating activities were $5.9 million for the nine months ended March 31, 2007, an increase of $4.6 million from the net cash flows provided by operating activities of $1.3 for the nine months ended March 31, 2006. The year-over-year increase can be attributed primarily to an increase in net income from continuing operations of $1.9 million and receipt of the $3.5 million federal income tax refund and associated interest, offset by depreciation and amortization which decreased $320,000 and stock-based compensation which decreased $217,000.

Net cash flows provided by investing activities were $50,000 for the nine months ended March 31, 2007, an increase of $1.6 million from the net cash flows (used in) investing activities of ($1.5 million) for the nine months ended March 31, 2006. The change was primarily attributable to the purchase of $3.0 million in marketable securities and $233,000 in property and equipment partially offset by $1.7 million net cash provided by discontinued investing activities during the nine months ending March 31, 2006.

Net cash (used in) financing activities for the nine months ended March 31, 2007 totaled ($5.8 million) and was primarily related to the Company’s repurchase of 1.3 million shares of common stock. We did not use nor receive cash from financing activities during the same period ending March 31, 2006.

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

As required by Rule 13a-15 under the Exchange Act, we have completed an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of March 31, 2007.
Based upon this evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of March 31, 2007.

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Legal Proceedings. In addition to the legal proceedings described below, we are also involved from time to time in various claims and other legal proceedings which arise in the normal course of business. Such matters are subject to many uncertainties and outcomes that are not predictable. However, based on the information available to us as of May 11, 2007 and after discussions with legal counsel, we do not believe any such other proceedings will have a material, adverse effect on our business, results of operations, financial position, or liquidity, except as described below.

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

Item 1A. RISK FACTORS

Investors should carefully consider the risks described below. The risks described below are not the only ones we face, and there are risks that we are not presently aware of or that we currently believe are immaterial that may also impair our business operations. Any of these risks could harm our business. The trading price of our common stock could decline significantly due to any of these risks and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q, including our March 31, 2007 unaudited condensed consolidated financial statements and related notes.

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

Environmental laws and regulations subject us to a number of risks and could result in significant costs and impact on revenue

New regulations regarding the materials used in manufacturing, the process of disposing of electronic equipment, and the efficient use of energy have emerged in the last few years. The first implementations of these regulations have taken place in Europe and have required significant effort from ClearOne to comply. Other countries and U.S. states are currently enacting or considering similar regulations, which could require additional resources and effort from ClearOne to comply.

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

To date, we have completed the re-design of our products and are shipping these products into the European market. Certain of our products will not be re-designed. Accordingly, sales into the European market may be negatively impacted and our results of operations could suffer. Our outsourced manufacturers may hold us responsible for the cost of purchased components that have become obsolete as a result of our re-design efforts. To the extent that we cannot manage these potential exposures to our current estimates, our results of operations could be negatively impacted. In addition, because this has essentially become a worldwide issue for all electronics manufacturers who wish to sell into the European market, we have seen increased lead times for compliant components because of the increased demand. This is an issue that is not unique to ClearOne, but also applies to many manufacturers exporting products to the European Union.

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

The California law regarding efficient use of energy goes into effect in July 2007 and will require re-design of power supplies on certain products in order to comply. ClearOne has already begun this effort.

Product development delays or defects could harm our competitive position and reduce our revenues.

We have, in the past, and may again experience, technical difficulties and delays with the development and introduction of new products. Many of the products we develop contain sophisticated and complicated circuitry and components, and utilize manufacturing techniques involving new technologies. Potential difficulties in the development process that could be experienced by us include difficulty in:

•	meeting required specifications and regulatory standards;
•	meeting market expectations for performance and price;
•	hiring and keeping a sufficient number of skilled developers;
•	obtaining prototype products at anticipated cost levels;
•	having the ability to identify problems or product defects in the development cycle; and
•	achieving necessary manufacturing efficiencies.

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

In August 2005, we entered into a manufacturing agreement with a manufacturing services provider, to be the exclusive manufacturer of substantially all the products that were previously manufactured at our Salt Lake City, Utah manufacturing facility. This manufacturer is currently the primary manufacturer of many of our products. We also have agreements with offshore manufacturers for the manufacture of other product lines. If any of these outsourced manufacturers experience difficulties in obtaining sufficient supplies of components, component prices significantly exceed anticipated costs, an interruption in their operations, or otherwise suffer capacity constraints, we would experience a delay in shipping these products which would have a negative impact on our revenues. Should there be any disruption in services due to natural disaster, economic or political difficulties, quarantines, transportation restrictions, acts of terror, or other restrictions associated with infectious diseases, or other similar events, or any other reason, such disruption would have a material adverse effect on our business. Operating in the international environment exposes us to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, and potentially adverse tax consequences, which could materially affect our results of operations. Currently, we have no second source of manufacturing for substantially all of our products.

The cost of delivered product from our outsourced manufacturers is a direct function of their ability to buy components at a competitive price and to realize efficiencies and economies of scale within their overall business structure. If they are unsuccessful in driving efficient cost models, our delivered costs could rise, affecting our profitability and ability to compete. In addition, if the outsourced manufacturers are unable to achieve greater operational efficiencies, delivery schedules for new product development and current product delivery could be negatively impacted.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are not applicable
(c) Stock Repurchases

The following table details purchases by ClearOne of its own securities during 3Q 2007.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May by Purchased Under the Plans or Programs (1)
January 1, 2007 - January 31, 2007	3,700	$4.42	3,700	$1,841,000
February 1, 2007 - February 28, 2007	144,301	$5.56	148,001	$1,039,000
March 1, 2007 - March 31, 2007	50,000	$6.35	198,001	$721,000
Total	198,001		198,001

(1)
On August 31, 2006, the Company announced that its Board of Directors had approved a stock buy-back program to purchase up to $2,000,000 of the Company’s common stock over the next 12 months on the open market. All repurchased shares will be immediately retired. The stock buy-back program will expire in August 2007.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

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

CLEARONE COMMUNICATIONS, INC.

May 11, 2007	By:	/s/ Zeynep Hakimoglu
Zeynep Hakimoglu
President and Chief Executive Officer
(Principal Executive Officer)

May 11, 2007	By:	/s/ Greg A. LeClaire
Greg A. LeClaire
VP Finance
(Principal Financial and Accounting Officer)