Form 10-K
period 2007-06-30
CLEARONE COMMUNICATIONS INC
filed 2007-09-17
CIK 840715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

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

Securities registered under Section 12(b) of the Act: Common Stock, $0.001 par value

Securities registered under Section 12(g) of the Act: None

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

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Securities Act).
Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the shares of voting common stock held by non-affiliates was approximately $40,540,000 at December 29, 2006, based on the $4.34 closing price for the Company’s common stock on the OTC Bulletin Board on such date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares of ClearOne common stock outstanding as of September 5, 2007 was 10,943,182.

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

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held November 20, 2007 are incorporated by reference into Part III.

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

PART I

References in this Annual Report on Form 10-K to “ClearOne,” “we,” “us,” “CLRO” or “the Company” refer to ClearOne Communications, Inc., a Utah corporation, and, unless the context otherwise requires or is otherwise expressly stated, its subsidiaries.

ITEM 1. BUSINESS

Overview

We are an audio conferencing products company. We develop, manufacture, market, and service a comprehensive line of high-quality audio conferencing products, which range from personal conferencing products to tabletop conferencing phones to professionally installed audio systems. We also manufacture and sell conferencing furniture. We have a strong history of product innovation and plan to continue to apply our expertise in audio engineering to develop and introduce innovative new products and enhance our existing products. We believe the performance and reliability of our high-quality audio products create a natural communications environment, which saves organizations of all sizes time and money by enabling more effective and efficient communication.

Our products are used by organizations of all sizes to accomplish effective group communication. Our end-users range from some of the world’s largest and most prestigious companies and institutions to small and medium-sized businesses, educational institutions, and government organizations as well as individual consumers. We sell our products to these end-users primarily through a network of independent distributors who in turn sell our products to dealers, systems integrators, and value-added resellers. The Company also sells products on a limited basis directly to dealers, systems integrators, value-added resellers, and end-users.

ClearOne was formed as a Utah corporation in 1983 organized under the laws of the State of Utah. Our Internet website address is www.clearone.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available, free of charge, on our Internet website under “Company—Investor Relations—SEC,” as soon as reasonably practicable after we file electronically such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”).

For a discussion of certain risks applicable to our business, results of operations, financial position, and liquidity see the risk factors described in “Items 1A. Risk Factors” below.

Business Strategy

ClearOne currently participates in the following audio conferencing markets:

Market	Typical Number of Participants
• Professional Conferencing	20-200
• Premium Conferencing	8-30
• Tabletop Conferencing	1-30
• Personal Conferencing	1-15

Our goal is to maintain our market leadership in the professional or installed segment of the audio conferencing systems market, continue building on our leadership in premium conferencing, the conferencing category we created, further penetrating the tabletop conferencing space and continue evaluating the best method for marketing and gaining traction in the personal conferencing market. We will continue to improve our existing high-quality products and develop additional new products as we build on what we believe to be the most advanced, highest-quality and most complete audio conferencing product line on the market. The principal components of our strategy to achieve this goal are:

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

Offer greater value to our customers

To provide our customers with audio conferencing products that offer high value, we are focused on listening to our customers and delivering products to meet their needs. By offering high quality products that are designed to solve conferencing ease-of-use issues and are easy to install, configure, and maintain, we believe we can provide greater value to our customers and enhance business communications and decision-making.

Leverage and extend ClearOne technology leadership and innovation

We have sharpened our focus on developing cutting edge audio conferencing products and are committed to incorporating the latest technologies into our new and existing product lines. Key to this effort is adopting emerging technologies such as Voice over Internet Protocol (“VoIP”), high definition audio, wireless connectivity, the convergence of voice and data networks, exploring new application models for our premium and personal audio conferencing technologies, and developing products based on internationally-accepted standards and protocols.

Expand and strengthen sales channels

We continue to expand and strengthen domestic and international sales channels through the addition of key distributors and dealers that expand beyond our traditional audio-video (“AV”) channels that carry our professional conferencing line. We continue to direct significant sales efforts toward channel partners who are focused on the tabletop conferencing space. We also continue to strengthen our presence within the telephony reseller channel, which is best suited to sell our RAV premium conferencing systems and our MAX conference phones, and Chat personal conferencing products.

Broaden our product offerings

We believe that we offer the industry’s most complete audio conferencing product line:

•	Professionally installed audio conferencing systems that are used in executive boardrooms, courtrooms, hospitals, and auditoriums that integrate with all leading video and telepresence systems
•	Premium conferencing systems that integrate with video and web conferencing systems
•	Tabletop conferencing phones used in conference rooms and offices
•	Personal conferencing devices that enable hands-free audio communications in new ways that have never before been possible—softphones, web collaboration, enterprise handsets

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

Products Overview

The performance and reliability of our high-quality audio conferencing products enable effective and efficient communication between geographically separated businesses, employees, and customers. We offer a full range of audio conferencing products, from high-end, professionally installed audio conferencing systems used in executive boardrooms, courtrooms, hospitals, classrooms, and auditoriums, to premium conferencing systems that interface with video and web conferencing systems, to tabletop conference phones used in conference rooms and offices, and to personal conferencing devices that can be used with laptops and other portable devices. For each of the last two fiscal years, our professionally installed audio conferencing and tabletop conference phones have each contributed in excess of 15 percent of our consolidated revenues. During fiscal year 2005, our professional line of products contributed in excess of 15 percent of consolidated revenue. Our audio conferencing products feature our proprietary Distributed Echo Cancellation® and noise cancellation technologies to enhance communication during a conference call by eliminating echo and background noise. Most of our products also feature proprietary audio processing technologies such as adaptive modeling and first-microphone priority, which combine to deliver clear, crisp, full-duplex audio. This enables natural communication between distant conferencing participants similar to that of being in the same room.

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

Professional Audio Conferencing Products

We have been developing high-end, professionally installed audio conferencing products since 1991 and believe we have established strong brand recognition for these products worldwide. Our professional audio conferencing products include the Converge™ Pro, XAP   ® and Converge 560/590 product lines. The PSR1212 product features similar technologies and is used for sound reinforcement applications.

The Converge Pro, in which beta units were provided to certain strategic partners in June 2007, is expected to eventually replace the popular XAP® series of audio conferencing systems. The new Converge Pro series delivers a significant feature set and performance improvements including unprecedented proprietary acoustical echo cancellation, noise cancellation, full duplex performance, enhanced management capabilities, and simplified configuration utilities. The PSR1212 is a digital matrix mixer that provides advanced audio processing, microphone mixing, and routing for local sound reinforcement.

The Converge Pro, XAP and PSR1212 products are comprehensive audio processing systems designed to excel in the most demanding acoustical environments and routing configurations. These products are also used for integrating high-quality audio with video and web conferencing systems.

In November 2005, we introduced the Converge 560 and Converge 590 professional conferencing systems. Our customers had asked for a professional audio solution that was less expensive and would fit the budgetary requirements for a mid-range conference room. The products are positioned between our Professional and Premium conferencing product lines both in terms of functionality and price, and are an excellent fit for rooms requiring customized microphone and speaker configurations (up to 9 microphones can be connected) along with connectivity to video and web conferencing systems. The Converge products also offer speech lift to amplify a presenter’s voice in the local room.

ClearOne also offers a Tabletop Controller for the Converge Pro and XAP platforms. This affordable solution gives users the ability to easily start and navigate an audio conference without the need for touch panel control systems, which can be expensive, complex, or intimidating to users. The dial pad on the device resembles a telephone keypad for instant familiarity and users can dial a conference call as easily as dialing a telephone, with little or no training required. The Tabletop Controller can cost thousands less than touch-screen panel control systems and its simplified setup for the user-definable keys can save customers programming time and expense as well. Along with its sleek, functional design, this latest offering from ClearOne delivers what we believe to be the most cost-effective, attractive and easy-to-use control solution for Converge Pro and XAP systems on the market.

In March 2007, Frost and Sullivan, an analyst group that focuses on the conferencing industry, awarded ClearOne their 2007 Product Line Strategy Award. This Award is presented each year to a company that has demonstrated the most insight into customer needs and product demands within their industry, and has optimized its product line by leveraging products with the various price, performance, and feature points required by the market. Frost & Sullivan noted that ClearOne is now firmly focused on developing and marketing a broad and comprehensive portfolio of best-in-class audio conferencing products, from professional audio systems, through to tabletop products and VoIP personal conferencing PC peripherals. They also lauded ClearOne's strategy in expanding its portfolio, leveraging its technology leadership in the professional audio space with its market-leading XAP, Converge 560/590, and Converge Pro product lines.

Premium Conferencing Systems

In June 2004, we announced our RAV audio conferencing system and started shipping the product in November 2004. RAV is a complete, out-of-the-box system that includes an audio mixer, Bose® loudspeakers, microphones, and a wireless control device. In February 2005, we introduced a wired control device as a part of our RAV audio conferencing system offering. The RAV product uniquely combines the sound quality of a professionally installed audio system with the simplicity of a conference phone and can be easily connected to rich-media devices, such as video or web conferencing systems, to deliver enhanced audio performance. RAV is strategically positioned between our professional and tabletop conferencing systems in price and functionality, and fills an important audio conferencing application need for rooms requiring integration of high-end audio quality with web or video conferencing.

RAV offers many powerful audio processing technologies from our professional audio conferencing products without the need for professional installation and programming. It features Distributed Echo Cancellation, noise cancellation, microphone gating, and a drag-and-drop graphical user interface for easy system setup, control, and management.

Tabletop Conferencing Phones

In December 2003, we began shipping our MAX line of tabletop conferencing phones. These phones encapsulate the high-end echo cancellation, noise cancellation, and audio processing technologies found in our professional audio conferencing products.

The MAX product line is comprised of four product families: the MAXAttach™ Wireless, MAX   ® Wireless, MAXAttach™, MAX   ® EX, MAXAttach IP™, and MAX IP™ tabletop conferencing phones. MAX Wireless was the industry’s first wireless conferencing phone on the market. Designed for use in executive offices or small conference rooms with multiple participants, MAX Wireless can be moved from room to room within 150 feet of its base station. MAXAttach Wireless began shipping in May 2005 and is the industry’s first and only dual-phone, completely wireless solution. This system gives customers tremendous flexibility in covering larger conference room areas.

The MAXAttach and MAX EX wired phones feature a unique capability - instead of just adding extension microphones for use in larger rooms, the conference phones can be daisy chained together, up to a total of four phones. This provides even distribution of microphones, loudspeakers, and controls for better sound quality and improved user access in medium to large conference rooms. In addition, all MAXAttach wired versions can be separated and used as single phones in smaller conference rooms.

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

The Chat™ 150 began shipping in January 2007 and is the latest product to join ClearOne's personal conferencing category. It offers many of the same connectivity options as the Chat 50, but comes in a larger form factor and features three microphones compared to the single microphone on the Chat 50 for use by a larger number of participants. The Chat 150 connects to enterprise telephone handsets, PCs, and video conferencing systems. ClearOne believes the primary opportunity for the Chat 150 is in connecting to the enterprise handset. Customers will now have the ability to add a high-quality, full-duplex speaker phone to their handsets, and still retain the full functionality that comes with today’s handsets, including access to company directory, voicemail access, audio bridge functions, etc.

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

In fiscal 2007, approximately $28.5 million, or 71 percent, of our total product sales were generated in the United States and product sales of approximately $11.4 million, or 29 percent, were generated outside the United States. Revenue from product customers outside of the United States accounted for approximately 28 percent of our total product sales from continuing operations for fiscal 2006 and 25 percent for fiscal 2005. We sell our products in more than 70 countries worldwide. We anticipate that the portion of our total product revenue from international sales will continue to increase as we further enhance our focus on developing new products, establishing new channel partners, strengthening our presence in key growth areas, complying with regional environmental regulatory standards, and improving product localization with country-specific product documentation and marketing materials.

Distributors

We sell our products directly to approximately 70 distributors throughout the world. Distributors purchase our products at a discount from list price and resell them on a non-exclusive basis to independent systems integrators, dealers, and value-added resellers. Our distributors maintain their own inventory and accounts receivable and are required to provide technical and non-technical support for our products to the next level of distribution participants. We work with our distributors to establish appropriate inventory stocking levels. We also work with our distributors to maintain relationships with our existing systems integrators, dealers, and value-added resellers.

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

Marketing

Much of our marketing effort is done in conjunction with our channel partners, who provide leverage for ClearOne in reaching customers and prospective customers worldwide. We also regularly attend industry forums and exhibit our products at trade shows, including:

•
InfoComm - the AV industry’s largest trade show. In June 2007 we had a strong presence at InfoComm, where we highlighted a significant number of new products, including our new Converge Pro professional conferencing platform and Chat 150 product.

•	National Systems Contractors Association (“NSCA”) - this show focuses on the sound reinforcement industry, and we highlight our professional audio conferencing products.

•	A/V Integrator trade shows - we regularly invest and participate in trade shows hosted by our partners, namely system integrators.

In addition, there are multiple regional and international shows that we attend along with our channel partners. These shows provide exposure for ClearOne’s brand and products to the wide audience of show attendees.

We also have a highly-focused public relations effort to get editorial coverage on Clearone’s products in industry and non-industry publications alike.

Customers

We do not believe that any end-user accounted for more than 10 percent of our total revenue during fiscal 2007, 2006, or 2005. In fiscal 2007, revenues included sales to three distributors that represented approximately 57 percent of total revenues. Each of these three distributors, NewComm Distributing, Starin Marketing and VSO Marketing, accounted for more than 10 percent of consolidated revenues. As discussed above, these distributors facilitate product sales to a large number of resellers, and subsequently to their end-users. Nevertheless, the loss of one or more distributors could reduce revenues and have a material adverse effect on our business and results of operations. As of June 30, 2007, our shipped orders on which we had not recognized revenues were $4.9 million and our backlog of unshipped orders was $258,000.

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

Our competitors vary within each product category. We believe we are able to differentiate ourselves and therefore successfully compete as a result of the high audio quality of our products resulting from our proprietary audio signal processing technologies and technical support services as well as the strength of our brand, particularly in the professional conferencing space.

We believe the principal factors driving sales are channel partnerships; our ability to effectively communicate the differentiated value-added features of our products through sales and marketing efforts; product design, quality, and functionality of products; establishment of brand name recognition; pricing; access to and penetration of distribution channels; quality of customer support; and a significant customer base.

In the professional audio conferencing systems and sound reinforcement markets, our main competitors include Polycom, Biamp Systems, Lectrosonics, Peavey, Shure, and WideBand Solutions, with several other companies potentially poised to enter the market. According to industry sources, we have held the largest share of the installed segment of the conferencing systems market for many years, which we target with our professional audio conferencing products. ClearOne uniquely contributed to the professional conferencing space with the introduction of the Audio Perfect (“AP”) product line a number of years ago, followed by the XAP and continue the tradition of offering state of the art, differentiated professional product with the introduction of Converge Pro. We believe we continue to enjoy a strong reputation with the AV integrators and AV consultants for our product features, audio quality, and technical support.

We believe we created a new audio conferencing category with the introduction of the RAV platform, which we call premium conferencing. RAV is a unique product with capabilities we do not believe can be found on any other competing system.

In the tabletop conferencing space, our primary competitors are Polycom, Aethra, Konftel, LifeSize, Panasonic, and a number of other smaller manufacturers. Despite having been in this space for a relatively short time, we quickly grew and continue to enjoy the number two position worldwide second to the incumbent, Polycom. We believe we have obtained the number two position as a result of differentiating our MAX products on a number of fronts; they are more competitively priced than Polycom’s comparable products; MAX encapsulates our proprietary digital signal processing technologies which we believe are the most advanced in the industry; and our unique ability to attach or daisy chain multiple phones together for increased coverage has given us opportunities to solve customer problems that our competition cannot currently solve.

The new personal conferencing space has seen a number of new entries. Our primary competitors in the personal conferencing space are Polycom, Actiontec, Iogear, mVox, Phoenix, and USRobotics. We believe that our Chat 50 and Chat 150 offer unique and distinct advantages in their superior audio performance and their abilities to connect to multiple devices and to be used in multiple scenarios. Our microphones compete with the products of Audio Technica, Global Media, Harmon Music, Shure, and others. Our conferencing furniture products compete primarily with the products of Accuwood, Comlink, and Video Furniture International.

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

The European Parliament has published the RoHS Directive, which restricts the use of certain hazardous substances in electrical and electronic equipment beginning July 1, 2006. In order to comply with this directive, it has become necessary to re-design the majority of our products and switch over to components that do not contain the restricted substances, such as lead, mercury, and cadmium. This process involves procurement of the new compliant components, engineering effort to design, develop, test, and validate them, and re-submitting these re-designed products for multiple country emissions, safety, and telephone line interface compliance testing and approvals. This effort has consumed resources and time that would otherwise have been spent on new product development.

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

We have also completed the re-design of power supplies on certain products bringing us into compliance with a California law regarding efficient use of energy which went into effect in July 2007.

Sources and Availability of Raw Materials

Most of the components which the Company purchases from various vendors are readily available from a number of sources. Alternative sourcing of various components is continually underway. Vendors are qualified by Corporate Quality Assurance. The Company has a vendor quality monitoring program that includes routinely checking incoming material for conformance to specifications, as required per written procedures.

Seasonality

Our audio conferencing products revenue has historically been strongest during the second and fourth quarters. There can be no assurance that any historic sales patterns will continue and, as a result, sales for any prior quarter are not necessarily indicative of the sales to be expected in any future quarter.

Product Development

We are committed to research and product development and view our continued investment in research and product development as a key ingredient to our long-term business success. Our research and product development expenditures were approximately $7.5 million in fiscal 2007, $8.3 million in fiscal 2006, and $5.3 million in fiscal 2005.

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

Manufacturing

Prior to June 20, 2005, we manufactured and assembled most of our products in our manufacturing facility located at our corporate headquarters in Salt Lake City, Utah. On June 20, 2005, we began transitioning the manufacturing of most of our products to a third-party manufacturer. On July 28, 2006 we closed the manufacturing facility of our furniture product line located in Champlin, Minnesota and outsourced the manufacturing of furniture. Currently, all of our products are manufactured by third-party manufacturers.

We believe the long-term benefits from our manufacturing outsourcing strategy include:

•	Avoidance of a significant investment in upgrading our manufacturing infrastructure;
•	RoHS-compliant manufacturing facilities;
•	Scalability in our manufacturing process without major investment or major restructuring costs;
•	Achievement of future cost reductions on manufacturing costs and inventory costs based upon increased economies of scale in material and labor; and
•	Manufacturing world class quality products by partnering with outsource manufacturers certified with International Organization of Standardization (ISO) processes.

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

We currently have about 25 patents that are issued, pending, or applied for that cover our conferencing products and technologies. The expiration dates of issued patents range from 2018 to 2021. We hold or have filed for over 70 trademarks. Registered trademarks include ClearOne, XAP, MAX, AccuMic, Audio Perfect, Distributed Echo Cancellation, Gentner, and others. We have also filed for trademarks for RAV, Converge, Chat, and others. Finally, the Company has received and/or filed for registered copyrights of certain of its source code for acoustic echo cancellation and other related audio signal processing algorithms.

Employees

	Employees of as
	June 30, 2007	June 30, 2006	June 30, 2005
Sales, marketing, and
customer support	32	44	45
Product development	37	49	43
Operations support	21	17	20
Administration	15	17	18
Total	105	127	126

As of June 30, 2007, we had 105 employees, 101 of whom were employed on a full-time basis, with 32 in sales, marketing, and customer support; 37 in product development; 21 in operations support; and 15 in administration, including finance. Of these employees, 91 were located in our Salt Lake City office, 8 in other U.S. locations, 4 in the United Kingdom and 2 in Asia. None of our employees are subject to a collective bargaining agreement and we believe our relationship with our employees is good. We occasionally hire contractors with specific technology skill sets to meet project timelines.

Dispositions

During the fiscal year ended June 30, 2001, we completed the sale of the assets of the remote control portion of our RFM/Broadcast division to Burk Technology, Inc. (“Burk”). During fiscal 2004, we sold our U.S. audiovisual integration services business to M:Space, Inc. (“M:Space”). During fiscal 2005, we sold our conferencing services segment to Premiere and we sold our Canadian audiovisual integration services business to 6351352 Canada Inc. During fiscal 2006, we sold our document and educational camera product line to Ken-A-Vision Manufacturing Co. Inc. Each disposition is summarized below and is discussed in detail in the footnotes to the June 30, 2007 consolidated financial statements included in this report.

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

Sale of OM Video - Canadian Audiovisual Integration Services. On March 4, 2005, the Company sold all of the issued and outstanding stock of its Canadian subsidiary, ClearOne Communications of Canada, Inc. (“ClearOne Canada”) to 6351352 Canada Inc., a Canada corporation. ClearOne Canada owned all the issued and outstanding stock of Stechyson Electronics, Ltd., which conducts business under the name OM Video. The Company agreed to sell the stock of ClearOne Canada for $200,000 in cash; a $1.3 million note receivable over a 15-month period, with interest accruing on the unpaid balance at the rate of 5.3 percent per year; and contingent consideration ranging from 3.0 percent to 4.0 percent of related gross revenues over a five-year period. In June 2005, the Company was advised that the OM Purchaser had settled an action brought by the former employer of certain of OM Purchaser’s owners and employees alleging violation of non-competition agreements. The settlement reportedly involved a cash payment and an agreement not to sell certain products for a period of one year. Based on an analysis of the facts and circumstances that existed at the end of fiscal 2005, and considering the guidance from Topic 5U of the SEC Rules and Regulations, “Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity,” the gain is being recognized as cash is collected (as collection was not reasonably assured). Through December 31, 2005, all required payments had been made however, 6351352 Canada Inc. failed to make any subsequent, required payments under the note receivable until June 30, 2006, when we received a payment of $50,000. The Company reevaluated its options and concluded that its best course of action was to enforce its security and appoint a receiver over the assets of OM Video. As of June 30, 2007, the amount of the promissory note and contingent earn-out provision was approximately $670,000 which is net of $608,000 collected through receivership. The Company expects to collect up to an additional $25,000 which is net of receiver fees, over the next several periods.

Sale of our Document and Educational Camera Product Line. In August 2006, the Company sold its document and educational camera product line to Ken-A-Vision Manufacturing Co. Inc., a privately held manufacturer of camera solutions for education, audio visual, research, and manufacturing applications. Under the terms of the transaction, Ken-A-Vision received the intellectual property rights to ClearOne's camera technologies, as well as ownership of current inventory. The sale price was $635,000 payable in cash and a $318,000 note receivable payable over 24 months.

ITEM 1A. RISK FACTORS

Investors should carefully consider the risks described below. The risks described below are not the only ones we face and there are risks that we are not presently aware of or that we currently believe are immaterial that may also impair our business operations. Any of these risks could harm our business. The trading price of our common stock could decline significantly due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K, including our June 30, 2007 consolidated financial statements and related notes.

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

We have also completed the re-design of power supplies on certain products bringing us into compliance with a California law regarding efficient use of energy which went into effect in July 2007.

Product development delays or defects could harm our competitive position and reduce our revenues.

We have, in the past, and may again experience, technical difficulties and delays with the development and introduction of new products. Many of the products we develop contain sophisticated and complicated circuitry, software and components, and utilize manufacturing techniques involving new technologies. Potential difficulties in the development process that could be experienced by us include difficulty in:

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

Although we rely on our distribution channels to sell our products, our distributors and other distribution participants are not obligated to devote any specified amount of time, resources, or efforts to the marketing of our products or to sell a specified number of our products. There are no prohibitions on distributors or other resellers offering products that are competitive with our products and some do offer competitive products. The support of our products by distributors and other distribution participants may depend on the competitive strength of our products and the price incentives we offer for their support. If our distributors and other distribution participants are not committed to our products, our revenues and profit margins may be adversely affected.

Reporting of channel inventory by certain distributors.

We defer recognition of revenue from product sales to distributors until the return privilege has expired, which approximates when product is sold-through to customers of our distributors. We evaluate, at each quarter-end, the inventory in the channel through information provided by certain of our distributors. We use this information along with our judgment and estimates to determine the amount of inventory in the entire channel, for all customers and for all inventory items, and the appropriate revenue and cost of goods sold associated with those channel products. We cannot guarantee that the third party data, as reported, or that our assumptions and judgments regarding total channel inventory revenue and cost of goods sold will be accurate. We periodically audit a limited number of distributors.

We depend on an outsourced manufacturing strategy.

In August 2005, we entered into a manufacturing agreement with a manufacturing services provider, to be the exclusive manufacturer of substantially all the products that were previously manufactured at our Salt Lake City, Utah manufacturing facility. This manufacturer is currently the primary manufacturer of many of our products. We also have an agreement with an offshore manufacturer for the manufacture of other product lines. Additionally, in July 2006, we outsourced the manufacturing of our furniture product lines to two manufacturers. If these manufacturers experience difficulties in obtaining sufficient supplies of components, component prices significantly exceed anticipated costs, an interruption in their operations, or otherwise suffer capacity constraints, we would experience a delay in shipping these products which would have a negative impact on our revenues. Should there be any disruption in services due to natural disaster, economic or political difficulties, quarantines, transportation restrictions, acts of terror, or other restrictions associated with infectious diseases, or other similar events, or any other reason, such disruption would have a material adverse effect on our business. Operating in the international environment exposes us to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, and potentially adverse tax consequences, which could materially affect our results of operations. Currently, we have no second source of manufacturing for some of our products.

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

International sales represent a significant portion of our total product sales. For example, international sales represented 28.7 percent of our total product sales from continuing operations for fiscal 2007, 28.4 percent for fiscal 2006, and 25.4 percent for fiscal 2005. We anticipate that the portion of our total product revenue from international sales will continue to increase as we further enhance our focus on developing new products, establishing new distribution partners, strengthening our presence in key growth areas, and improving product localization with country-specific product documentation and marketing materials. Our international business is subject to the financial and operating risks of conducting business internationally, including:

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

In our Form 10-K for the fiscal year ending June 30, 2006, we reported and identified a material weakness in our internal controls. Although we believe we have remedied this weakness through the commitment of considerable resources, we are always at risk that any future failure of our own internal controls or the internal control at any of our outsourced manufacturers or partners could result in additional reported material weaknesses. Any future failures of our internal controls could have a material impact on our market capitalization, results of operations, or financial position, or have other adverse consequences.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We currently occupy two leased buildings or offices, all of which are used in connection with the products segment of our business. The following table presents our utilization of these spaces:

Location	Operations	Square Footage	Status	Expiration of Lease Agreement

Active Leases at June 30, 2007
Salt Lake City, UT	Company headquarters	36,279	Continuing	December 2013
Salt Lake City, UT	Warehouse	17,000	Continuing	October 2009

We currently occupy a 36,279 square-foot facility in Salt Lake City under the terms of an operating lease expiring in December 2013 which supports our principal administrative, sales, marketing, customer support, and research and product development facility. We also occupy a 17,000 square-foot facility in Salt Lake City under the terms of an operating lease expiring in October 2009 which supports our warehousing operation. We believe our headquarters and warehouse facilities will be adequate to meet our needs for the current fiscal year and beyond.

ITEM 3. LEGAL PROCEEDINGS

In addition to the legal proceedings described below, we are also involved from time to time in various claims and other legal proceedings which arise in the normal course of our business. Such matters are subject to many uncertainties and outcomes that are not predictable. However, based on the information available to us as of August 15, 2007 and after discussions with legal counsel, we do not believe any such other proceedings will have a material, adverse effect on our business, results of operations, financial position, or liquidity, except as described below.

U.S. Attorney’s Investigation. On July 25, 2007, the United States Attorney’s Office for the District of Utah indicted two of our former officers, Frances Flood and Susie Strohm, for allegedly causing the Company to issue materially misstated financial statements for its 2001 and 2002 fiscal years. We are cooperating fully with the U.S. Attorney’s Office in this matter and have been advised that we are neither a target nor a subject of the investigation or indictment. By virtue of certain provisions of our Articles of Incorporation, Bylaws and indemnification agreements with these former officers, we are obligated to indemnify each former officer for all reasonable attorney’s fees and costs incurred in defending against the charges. The Company has accrued in its fiscal 2007 for legal fees of the probable amount the Company was able to estimate of its liability associated with the advancement of funds under the indemnification at June 30, 2007. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”, the Company will adjust its contingent liability, as needed, so that it remains an estimable and probable amount of its financial liability as of the date of issuance of the applicable financial statements. The Company believes its liability will adversely impact the Company’s financial performance for its 2008 fiscal year and possibly beyond.

Theft of Trade Secret Action. In January 2007 we filed a lawsuit in the Third Judicial District Court, Salt Lake County, State of Utah against WideBand Solutions, Inc., Biamp Systems Corporation, Inc., and two individuals; one a former employee and one previously affiliated with ClearOne. The Complaint brings claims against different combinations of the defendants for, among other things, misappropriation of certain trade secrets, breach of contract, conversion, unjust enrichment and intentional interference with business and contractual relations. In cases where competitors introduce products and/or technology that may infringe on our proprietary technology, we have an obligation to our shareholders to defend our intangible property. Although the cost of intellectual property and related litigation is substantial and reduces our current performance, a successful defense of a core technology as represented by certain of our trade secrets, may potentially represent many orders of magnitude of return in shareholder value.

The Shareholder Derivative Actions. Between March and August 2003, four shareholder derivative actions were filed in the Third Judicial District Court of Salt Lake County, State of Utah, by certain of our shareholders against various present and past officers and directors and against Ernst & Young. The complaints asserted allegations similar to those asserted in the SEC complaint that was filed on January 15, 2003 with regard to alleged improper revenue recognition practices and the shareholders’ class action that was filed on June 30, 2003 and also alleged that the defendant directors and officers violated their fiduciary duties to us by causing or allowing us to recognize revenue in violation of U.S. GAAP and to issue materially misstated financial statements and that Ernst & Young breached its professional responsibilities to us and acted in violation of U.S. GAAP and generally accepted auditing standards by failing to identify or prevent the alleged revenue recognition violations and by issuing unqualified audit opinions with respect to our fiscal 2002 and 2001 financial statements. One of these actions was dismissed without prejudice on June 13, 2003. As to the other three actions, our Board of Directors appointed a special litigation committee of independent directors to evaluate the claims. That committee determined that the maintenance of the derivative proceedings against the individual defendants was not in our best interests. Accordingly, on December 12, 2003, we moved to dismiss those claims. In March 2004, our motions were granted, and the derivative claims were dismissed with prejudice as to all defendants except Ernst & Young. We were substituted as the plaintiff in the action and are now pursuing in our own name the claims against Ernst & Young.

The Insurance Coverage Action. On February 9, 2004, ClearOne and Edward Dallin Bagley (“Bagley”), a director and significant shareholder of ClearOne, jointly filed an action in the United States District Court for the District of Utah, Central Division, against National Union Fire Insurance Company of Pittsburgh, Pennsylvania (“National Union”) and Lumbermens Mutual Insurance Company (“Lumbermens Mutual”), the carriers of certain prior period directors and officers’ liability insurance policies, to recover the costs of defending and resolving claims against certain of our present and former directors and officers in connection with the SEC complaint filed on January 15, 2003, the shareholders’ class action filed on June 30, 2003, and the shareholder derivative actions described above, and seeking other damages resulting from the refusal of such carriers to timely pay the amounts owing under such liability insurance policies. This action has been consolidated into a declaratory relief action filed by one of the insurance carriers on February 6, 2004 against ClearOne and certain of its current and former directors. In this action, the insurers assert that they are entitled to rescind insurance coverage under our directors and officers’ liability insurance policies, $3.0 million of which was provided by National Union and $2.0 million which was provided by Lumbermens Mutual, based on alleged misstatements in our insurance applications. In February 2005, we entered into a confidential settlement agreement with Lumbermens Mutual pursuant to which ClearOne and Bagley received a lump-sum cash amount and the plaintiffs agreed to dismiss their claims against Lumbermens Mutual with prejudice. The cash settlement is being held in a segregated account until the claims involving National Union have been resolved, at which time the amounts received in the action will be allocated between the Company and Bagley. The amount distributed to the Company and Bagley will be determined based on future negotiations between the Company and Bagley. The Company cannot currently estimate the amount of the settlement which it will ultimately receive. Upon determining the amount of the settlement which the Company will ultimately receive, the Company will record this as a contingent gain. On October 21, 2005, the court granted summary judgment in favor of National Union on its rescission defense and accordingly entered a judgment dismissing all of the claims asserted by ClearOne and Mr. Bagley. In connection with the summary judgment, the Company has been ordered to pay approximately $59,000 in costs. However, due to the Lumbermens Mutual cash proceeds discussed above and the appeal of the summary judgment ruling discussed below, this potential liability has not been recorded in the balance sheet as of June 30, 2007. On February 2, 2006, the Company and Mr. Bagley appealed the summary judgment ruling to the U.S. Court of Appeals for the Tenth Circuit, and on July 25, 2007, the Tenth Circuit issued its decision reversing the summary judgment as to ClearOne’s claims but affirming it as to Bagley’s claims. The case has been remanded back to the district court for trial on ClearOne’s claims for breach of contract and for breach of the implied covenant of good faith and fair dealing and on National Union’s defenses thereto, including its rescission defense. Although the Company is optimistic about its chances of prevailing at trial on its claims, no assurances can be given that it will be successful. The Company and Bagley have entered into a Joint Prosecution and Defense Agreement in connection with the action under which the Company is obligated to pay all litigation expenses in the case except those which are solely related to Bagley’s claims. (See “Item 13. Certain Relationships and Related Transactions”).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

From April 21, 2003 until February 10, 2006, our common stock was quoted on an unsolicited basis on the National Quotation Bureau’s Pink Sheets under the symbol “CLRO.” On February 10, 2006, the Pink Sheets blocked the publication of quotations for our common stock on its public website due to their enforcement of a policy to block all non-current public filers and due to our failure to file current public information. On August 28, 2006, our shares began trading on the Over-the-Counter Bulletin Board under the trading symbol CLRO.OB. The following table sets forth the high and low bid quotations for the common stock for the last two fiscal years as provided by Pink Sheets and the Over-the-Counter Bulletin Board. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2007		2006
	High	Low	High	Low

First Quarter	$3.75	$3.00	$4.10	$2.20
Second Quarter	4.34	3.20	2.50	1.95
Third Quarter	6.69	4.05	3.60	2.25
Fourth Quarter	6.58	4.57	4.25	3.50

On August 14, 2007, our shares began trading on the NASDAQ under the trading symbol CLRO. On August 31, 2007, the high and low sales prices for our common stock on the NASDAQ were $6.15 and $6.01, respectively.

Shareholders

As of August 31, 2007, there were 10,943,182 shares of our common stock issued and outstanding and held by approximately 550 shareholders of record. This number counts each broker dealer and clearing corporation, who hold shares for their customers, as a single shareholder.

Dividends

We have not paid a cash dividend on our common stock and do not anticipate doing so in the foreseeable future. We intend to retain earnings to fund future working capital requirements, infrastructure needs, growth, product development, and our stock buy-back program.

Securities Authorized for Issuance under Equity Compensation Plans

We currently have one equity compensation plan, our 1998 Stock Option Plan (the “1998 Plan”), which provides for the grant of stock options to employees, directors and consultants. As of June 30, 2007, there were 1,273,199 options outstanding under the 1998 Plan with 908,737 options available for grant in the future. During the time we failed to remain current in our filing of periodic reports with the SEC, employees, executive officers, and directors were not allowed to exercise options under the 1998 Plan. We became current with our required SEC filings on June 28, 2006.

The following table sets forth information as of June 30, 2007 with respect to compensation plans under which equity securities of ClearOne are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation
plans approved by
security holders	1,273,199	$5.38	908,737
Equity compensation
by security holders	-	-	-
Total	1,273,199	$5.38	908,737

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

Issuer Purchases of Equity Securities. The following table details purchases by ClearOne of its own securities during 4Q 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May by Purchased Under the Plans or Programs (1)
April 1, 2007 - April 30, 2007	0	$0	0	$721,000
May 1, 2007 - May 31, 2007	27,000	$6.32	27,000	$550,000
June 1, 2007 - June 30, 2007	0	$0	27,000	$550,000
Total	27,000		27,000

(1)
On August 31, 2006, we announced that our Board of Directors had approved a stock buy-back program to purchase up to $2,000,000 of our common stock over the next 12 months on the open market. All repurchased shares were immediately retired. The stock buy-back program expired in August 2007.

On August 30, 2007, the Company announced that its Board of Directors authorized a share repurchase program to purchase up to $3,625,000 of the Company’s common stock over the next 12 months in open market and private block transactions.

Employee Stock Purchase Program. We have an Employee Stock Purchase Program (“ESPP”). A total of 500,000 shares of common stock were reserved for issuance under the ESPP. During the fiscal year ended June 30, 2007, 721 shares of common stock were issued under the ESPP and compensation expense was approximately $4,000.

Performance Graph

The following graph compares the performance of ClearOne’s common stock with the performance of the Nasdaq Composite Index and Morgan Stanley Technology Index for a five year period by measuring the changes in common stock prices from June 30, 2002 to June 30, 2007.

	June 2002	June 2003	June 2004	June 2005	June 2006	June 2007
ClearOne Communications, Inc.	$100	$20.37	$51.89	$34.91	$33.02	$44.34
Nasdaq Composite Index	$100	$75.11	$94.78	$95.21	$100.53	$120.49
Morgan Stanley Technology Index	$100	$110.12	$147.45	$141.23	$147.75	$185.89

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data has been derived from our audited consolidated financial statements for the fiscal years ended June 30, 2007, 2006, 2005, 2004, and 2003. The data in the table below has been adjusted to reflect discontinued operations of a portion of our business services segment and our conferencing services segment as held for sale. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

SELECTED CONSOLIDATED FINANCIAL DATA

(in thousands of dollars, except per share data)

	Years Ended June 30,
	2007	2006	2005	2004	2003

Operating results:
Revenue	$39,861	$35,362	$29,087	$25,736	$23,999
Costs and expenses:
Cost of goods sold	17,723	17,375	12,720	14,760	15,537
Marketing and selling	7,791	7,866	9,070	8,497	7,070
Research and product development	7,535	8,299	5,305	4,237	3,281
General and administrative	3,091	5,108	5,489	6,767	5,915
Settlement in shareholders' class action	-	(1,205)	(2,046)	4,080	7,325
Impairment losses	-	-	180	-	5,102
Restructuring charge	-	-	110	-	-
Operating income (loss)	3,721	(2,081)	(1,741)	(12,605)	(20,231)
Other income (expense), net	1,523	1,016	318	(261)	48
Income (loss) from continuing operations before income taxes	5,244	(1,065)	(1,423)	(12,866)	(20,183)
(Provision) benefit for income taxes	(457)	1,005	3,370	964	2,094
Income (loss) from continuing operations	4,787	(60)	1,947	(11,902)	(18,089)
Income (loss) from discontinued operations	422	2,155	14,128	2,015	(17,883)
Net income (loss)	$5,209	$2,095	$16,075	$(9,887)	$(35,972)

Earnings (loss) per common share:
Basic earnings (loss) from continuing operations	$0.42	$(0.01)	$0.17	$(1.08)	$(1.62)
Diluted earnings (loss) from continuing operations	$0.41	$(0.01)	$0.16	$(1.08)	$(1.62)
Basic earnings (loss) from discontinued operations	$0.04	$0.18	$1.26	$0.18	$(1.60)
Diluted earnings (loss) from discontinued operations	$0.04	$0.18	$1.15	$0.18	$(1.60)
Basic earnings (loss)	$0.45	$0.18	$1.44	$(0.89)	$(3.21)
Diluted earnings (loss)	$0.45	$0.17	$1.30	$(0.89)	$(3.21)
Weighted average shares outstanding:
Basic	11,497,773	11,957,756	11,177,406	11,057,896	11,183,339
Diluted	11,575,721	12,206,618	12,332,106	11,057,896	11,183,339

	As of June 30,
	2007	2006	2005	2004	2003

Financial data:
Current assets	$38,317	$39,743	$34,879	$27,202	$29,365
Property, plant and equipment, net	2,694	1,647	2,805	4,027	4,320
Total assets	41,063	41,405	38,021	32,156	35,276
Long-term debt, net of current maturities	619	-	-	240	931
Capital leases, net of current maturities	-	-	-	2	9
Total shareholders' equity	30,438	30,412	24,911	9,006	18,743

Quarterly Financial Data (Unaudited)

The following table is a summary of unaudited quarterly financial information for the years ended June 30, 2007, 2006 and 2005.

	Fiscal 2007 Quarters Ended
	(in thousands of dollars, except per share data)
	Sept. 30	Dec. 31	Mar. 31	June 30	Total
Revenue	$9,411	$10,107	$9,355	$10,988	$39,861
Cost of goods sold	(4,316)	(4,860)	(4,190)	(4,357)	(17,723)
Marketing and selling	(1,918)	(1,789)	(2,004)	(2,080)	(7,791)
Research and product development	(2,079)	(1,855)	(1,848)	(1,753)	(7,535)
General and administrative	(809)	(688)	(763)	(831)	(3,091)
Other income (expense), net	332	320	577	294	1,523
Income from continuing operations before income taxes	621	1,235	1,127	2,261	5,244
Benefit (provision) for income taxes	19	(155)	(167)	(154)	(457)
Income from continuing operations	640	1,080	960	2,107	4,787
Income from discontinued operations	37	4	263	118	422
Net income	$677	$1,084	$1,223	$2,225	$5,209

Basic income (loss) earnings per common share:
Continuing operations	$0.05	$0.09	$0.09	$0.19	$0.42
Discontinued operations	-	-	0.02	0.01	0.04
Basic income (loss) earnings per common share	$0.05	$0.09	$0.11	$0.20	$0.45
Diluted income (loss) earnings per common share:
Continuing operations	$0.05	$0.09	$0.09	$0.19	$0.41
Discontinued operations	-	-	0.02	0.01	0.04
Diluted income (loss) earnings per common share	$0.06	$0.09	$0.11	$0.20	$0.45

	Fiscal 2006 Quarters Ended
	(in thousands of dollars, except per share data)
	Sept. 30	Dec. 31	Mar. 31	June 30	Total
Revenue	$8,777	$9,102	$8,277	$9,206	$35,362
Cost of goods sold	(4,013)	(4,470)	(4,253)	(4,639)	(17,375)
Marketing and selling	(1,812)	(1,810)	(1,920)	(2,324)	(7,866)
Research and product development	(1,799)	(1,778)	(2,201)	(2,521)	(8,299)
General and administrative	(1,771)	(1,457)	(1,060)	(820)	(5,108)
Settlement in shareholders' class action	1,205	-	-	-	1,205
Other income (expense), net	166	191	237	422	1,016
(Loss) income from continuing operations before income taxes	753	(222)	(920)	(676)	(1,065)
Benefit (provision) for income taxes	222	146	782	(145)	1,005
Income (loss) from continuing operations	975	(76)	(138)	(821)	(60)
Income from discontinued operations	1,012	157	677	309	2,155
Net income	$1,987	$81	$540	$(512)	$2,096

Basic income (loss) earnings per common share:
Continuing operations	$0.09	$(0.01)	$(0.01)	$(0.07)	$-
Discontinued operations	0.08	0.01	0.06	0.03	0.18
Basic income (loss) earnings per common share	$0.17	$0.01	$0.04	$(0.04)	$0.18
Diluted income (loss) earnings per common share:
Continuing operations	$0.09	$(0.01)	$(0.01)	$(0.07)	$-
Discontinued operations	0.08	0.01	0.06	0.03	0.18
Diluted income (loss) earnings per common share	$0.17	$0.01	$0.04	$(0.04)	$0.17

	Fiscal 2005 Quarters Ended
	(in thousands of dollars, except per share data)
	Sept. 30	Dec. 31	Mar. 31	June 30	Total
Revenue	$6,160	$7,939	$6,566	$8,422	$29,087
Cost of goods sold	(3,292)	(3,347)	(2,697)	(3,384)	(12,720)
Marketing and selling	(2,086)	(2,341)	(2,151)	(2,492)	(9,070)
Research and product development	(1,105)	(1,282)	(1,423)	(1,495)	(5,305)
General and administrative	(1,435)	(1,388)	(1,287)	(1,379)	(5,489)
Settlement in shareholders' class action	1,020	734	855	(563)	2,046
Impairment losses	-	-	-	(180)	(180)
Restructuring charge	-	-	-	(110)	(110)
Other income (expense), net	34	64	95	125	318
(Loss) income from continuing operations before income taxes	(704)	379	(42)	(1,056)	(1,423)
Benefit (provision) for income taxes	263	(141)	15	3,234	3,370
(Loss) income from continuing operations	(441)	238	(27)	2,178	1,948
Income from discontinued operations	13,397	168	422	140	14,127
Net income	$12,956	$406	$395	$2,318	$16,075

Basic income (loss) earnings per common share:
Continuing operations	$(0.04)	$0.02	$-	$0.19	$0.17
Discontinued operations	1.21	0.02	0.04	0.01	1.26
Basic income (loss) earnings per common share	$1.16	$0.04	$0.03	$0.21	$1.44
Diluted income (loss) earnings per common share:
Continuing operations	$(0.04)	$0.02	$-	$0.18	$0.16
Discontinued operations	1.08	0.01	0.03	0.01	1.15
Diluted income (loss) earnings per common share	$1.05	$0.03	$0.03	$0.19	$1.30

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our June 30, 2007 Consolidated Financial Statements and related Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions, as set forth under “Disclosure Regarding Forward-Looking Statements.” Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the following discussion and under the caption “Risk Factors” in Item 1A and elsewhere in this Annual Report on Form 10-K. Unless otherwise indicated, all references to a year reflect our fiscal year that ends on June 30.

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

We provide a right of return on product sales to distributors. Accordingly, revenue from product sales to distributors is not recognized until the return privilege has expired, which approximates when product is sold-through to customers of the Company’s distributors (dealers, system integrators, value-added resellers, and end-users) rather than when the product is initially shipped to a distributor. We evaluate, at each quarter-end, the inventory in the channel through information provided by certain of our distributors. The level of inventory in the channel will fluctuate up or down, each quarter, based upon our distributors’ individual operations. Accordingly, each quarter-end revenue deferral is calculated and recorded based upon the underlying, estimated channel inventory at quarter-end. Although certain distributors provide certain channel inventory amounts, we make judgments and estimates with regard to the amount of inventory in the entire channel, for all customers and for all channel inventory items, and the appropriate revenue and cost of goods sold associated with those channel products. Although these assumptions and judgments regarding total channel inventory revenue and cost of goods sold could differ from actual amounts, we believe that our calculations are indicative of actual levels of inventory in the distribution channel. The amounts of deferred cost of goods sold were included in consigned inventory. The following table details the amount of deferred revenue, cost of goods sold, and gross profit at each quarter end for the 24-month period ended June 30, 2007 (in thousands).

	Deferred Revenue	Deferred Cost of Goods Sold	Deferred Gross Profit

June 30, 2007	$4,872	$2,115	$2,757
March 31, 2007	5,111	2,265	2,846
December , 2006	4,711	2,166	2,545
September 30, 2006	5,249	2,541	2,708
June 30, 2006	5,871	2,817	3,054
March 31, 2006	5,355	2,443	2,912
December 31, 2005	4,936	2,199	2,737
September 30, 2005	4,848	2,373	2,475
June 30, 2005	5,055	2,297	2,758

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

DISCUSSION OF OPERATIONS

Results of Operations

The following table sets forth certain items from our consolidated statements of operations (in thousands of dollars) for the fiscal years ended June 30, 2007, 2006, and 2005, together with the percentage of total revenue which each such item represents:

	Year Ended June 30,
	(in thousands of dollars)
	2007		2006		2005
		% of Revenue		% of Revenue		% of Revenue

Revenue	$39,861	100.0%	$35,362	100.0%	$29,087	100.0%
Cost of goods sold	17,723	44.5%	17,375	49.1%	12,720	43.7%
Gross profit	22,138	55.5%	17,987	50.9%	16,367	56.3%
Operating expenses (benefit):
Marketing and selling	7,791	19.5%	7,866	22.2%	9,070	31.2%
Research and product development	7,535	18.9%	8,299	23.5%	5,305	18.2%
General and administrative	3,091	7.8%	5,108	14.4%	5,489	18.9%
Settlement in shareholders' class action	-	0.0%	(1,205)	-3.4%	(2,046)	-7.0%
Impairment losses	-	0.0%	-	0.0%	180	0.6%
Restructuring charge	-	0.0%	-	0.0%	110	0.4%
Total operating expenses	18,417	46.2%	20,068	56.8%	18,108	62.3%
Operating income (loss)	3,721	9.3%	(2,081)	-5.9%	(1,741)	-6.0%
Other income (expense), net	1,523	3.8%	1,016	2.9%	318	1.1%
Income (loss) from continuing operations before income taxes	5,244	13.2%	(1,065)	-3.0%	(1,423)	-4.9%
(Provision) Benefit for income taxes	(457)	-1.1%	1,005	2.8%	3,370	11.6%
Income (loss) from continuing operations	4,787	12.0%	(60)	-0.2%	1,947	6.7%
Income from discontinued operations, net of tax	422	1.1%	2,156	6.1%	14,128	48.6%
Net income (loss)	$5,209	13.1%	$2,096	5.9%	$16,075	55.3%

The following is a discussion of our results of operations for our fiscal years ended June 30, 2007, 2006, and 2005. All items are discussed on a consolidated basis.

Revenue

Our revenues were $39.9 million for the fiscal year ended June 30, 2007 (“2007”) compared to revenues of $35.4 million and $29.1 million for the fiscal years ended June 30, 2006 (“2006”) and June 30, 2005 (“2005”), respectively.

2007 revenues increased $4.5 million, or 13 percent over 2006 and $10.8 million or 37 percent over 2005. The 2007 increase in revenue over 2006 was due primarily to continued growth in our professional conferencing products. We also realized growth in our tabletop and personal conferencing products. These increases were slightly offset by declines in our conferencing furniture products.

The approximate $10.8 million 2007 revenue increase over 2005 was due to continued growth in our professional, premium, tabletop and personal conferencing products. We OEM certain of our products and also realized growth of with our OEM conferencing products in 2007 from 2005. These increases were slightly offset by declines in our conferencing furniture products and royalty income.

We evaluate, at each quarter-end, the inventory in the channel through information provided by certain of our distributors. The level of inventory in the channel will fluctuate up or down, each quarter, based upon our distributors’ individual operations. Accordingly, each quarter-end revenue deferral is calculated and recorded based upon the underlying, estimated channel inventory at quarter-end. During the fiscal years ended June 30, 2007 and 2006, the net change in deferred revenue based on the net movement of inventory in the channel was a net recognition of $1 million and a net (deferral) of ($816,000) in revenue, respectively.

Revenues from sales outside of the United States as a percent of total revenue was 29 percent for 2007, 28 percent for 2006 and 25 percent for 2005.

Costs of Goods Sold and Gross Profit

Costs of goods sold (“COGS”) includes expenses associated with finished goods purchased from outsourced manufacturers, the manufacture of our products, including material and direct labor, our manufacturing and operations organization, property and equipment depreciation, warranty expense, freight expense, royalty payments, and the allocation of overhead expenses.

The following table shows our COGS and gross profit together with each item’s amount as a percentage of total revenue:

	Year Ended June 30,
	(in thousands of dollars)
	2007		2006		2005
		% of Revenue		% of Revenue		% of Revenue

Cost of goods sold	$17,723	44.5%	$17,375	49.1%	$12,720	43.7%

Gross profit	$22,138	55.5%	$17,987	50.9%	$16,367	56.3%

Our 2007 gross profit was $22.1 million compared to $18.0 million in 2006 and $16.4 million in 2005. 2007 gross profit was $4.2 million higher than 2006 due to higher revenues of $4.5 million combined with significantly lower inventory cost variances and product writes-off’s. 2007 gross profit was $5.8 million higher than 2005 due primarily to higher revenues of $10.8 million.

Gross profit margins (“GPM’s”), gross profit as a percentage of sales, were 55.5 percent in 2007, 50.9 percent in 2006 and 56.3 percent in 2005. GPM’s for 2007 were 4.6 percent higher than 2006, a significant improvement due primarily to a $900,000 decrease in inventory cost variances and product write-off’s in addition to the favorable mix of higher margin product revenue included in the $4.5 million or 13 percent increase in 2007 revenue. 2005 GPM of 56.3 percent was slightly higher than the 55.5 percent earned in 2007 due primarily to realizing slightly higher average sales prices of its professional conferencing products in 2005. Despite our continued dedication to providing and communicating our value-added features, particularly with our professional conferencing line of products, we continue to realize increasing competition in this space and resulting pricing pressure which negatively impacts our gross profits.

Operating Expenses and Profits (Losses)

Operating profits (losses), or income from operations, is the surplus after operating expenses are deducted from gross profits. Operating expenses include sales & marketing (“S&M”) expenses, research and development (“R&D”) expenses and general and administrative (“G&A”) expenses. Total operating expenses were $18.4 million in 2007 compared to $20.1 million in 2006 and $18.1 million in 2005. The following is a more detailed discussion of expenses related to marketing and selling, research and product development, general and administrative, and settlement in shareholders’ class action.

S&M expenses. S&M expenses include selling, customer service, and marketing expenses such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses. Total S&M expenses were $7.8 million in 2007 compared to $7.9 million in 2006 and $9.1 million in 2005. As a percentage of revenues, S&M expenses were 19.5 percent in 2007 compared to 22.2 percent in 2006 and 31.2 percent in 2005. Despite the 13 percent increase in revenues, S&M expenses were slightly lower in 2007 from 2006 which demonstrated our ability to leverage existing S&M resources to generate a stronger revenue result. 2007 S&M expenses were approximately $1.3 million lower than 2005 primarily due to a decrease of approximately $675,000 of expenses related to a sales office in Germany closed in fiscal 2005 and $388,000 in fewer marketing activities and related expenses.

R&D expenses. R&D expenses include research and development, product line management, engineering services, and test and application expenses, including employee-related costs, outside services, expensed materials, depreciation, and an allocation of overhead expenses. Total R&D expenses were $7.5 million in 2007 compared to $8.3 million in 2006 and $5.3 million in 2005. As a percentage of revenues, R&D expenses were 18.9 percent in 2007 compared to 23.5 percent in 2006 and 18.2 percent in 2005. 2007 R&D expenses decreased $800,000 from 2006 due primarily to lower employee-related costs attributable to lower overall R&D headcount in addition to lower outside engineering costs as we launch of our next generation professionally installed Converge Pro line of products in addition to bringing the majority of our products compliant with the RoHS and other environmental directives. The 2007 increase in product development expenses of $2.2 million from 2005 was due to ongoing research and product development efforts, expenditures related to bringing our product offerings into compliance with the RoHS Directive, and the addition of SFAS No. 123R compensation cost.

G&A expenses. G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs, including costs associated with the SEC investigation and subsequent litigation, and corporate administrative costs, including finance and human resources. Total G&A expenses were $3.1 million in 2007 compared to $5.1 million in 2006 and $5.5 million in 2005. As a percentage of revenues, G&A expenses were 7.8 percent in 2007 compared to 14.4 percent in 2006 and 18.9 percent in 2005. The significant $2 million decrease in 2007 G&A expenses from 2006 was due largely to lower audit and related fees of $1.7 million required in much of 2006 to bring our financial statements current in addition to lower payroll and related expenses of $320,000 associated with lower G&A headcount. 2007 G&A expenses decreased $2.4 million from 2005 largely as a result of the same reasons as for 2006.

Settlement in shareholders’ class action expense (benefit). On June 30, 2003, a consolidated complaint was filed against ClearOne, eight of our present or former officers and directors, and our former auditor, Ernst & Young, by a class consisting of purchasers of the Company’s common stock during the period from April 17, 2001 through January 15, 2003. On December 4, 2003, we, on behalf of the Company and all other defendants with the exception of Ernst & Young, entered into a settlement agreement with the class pursuant to which we agreed to pay the class $5.0 million and issue the class 1.2 million shares of our common stock. The cash payment was made in two equal installments, the first on November 10, 2003 and the second on January 14, 2005. On May 23, 2005, the court order was amended to provide that odd-lot numbers of shares (99 or fewer shares) would not be issued from the settlement fund and claimants who would otherwise be entitled to receive 99 or fewer shares would be paid cash in lieu of such odd-lot numbers of shares. On September 29, 2005, we completed our obligations under the settlement agreement by issuing a total of 1,148,494 shares of our common stock to the plaintiff class, including 228,000 shares previously issued in November 2004, and paying an aggregate of $126,705 in cash in lieu of shares to those members of the class who would otherwise have been entitled to receive an odd-lot number of shares or who resided in states in which there was no exemption available for the issuance of shares. The cash payments were calculated on the basis of $2.46 per share which was equal to the higher of (i) the closing price for our common stock as reported by the Pink Sheets on the business day prior to the date the shares were mailed or (ii) the average closing price over the five trading days prior to such mailing date.

During fiscal 2006 and fiscal 2005 we realized a (benefit) from this settlement in the amount of ($1.2 million) and ($2.1 million), respectively as a result of the quarterly mark-to-market of the liability associated with the 1.2 million shares of common stock that were issued in November 2004 (fiscal 2005) and September 2005 (fiscal 2006) to class members and their legal counsel as part of the December 2003 (fiscal 2004) settlement agreement. This mark-to-market adjustment of the stock to reflect the liability associated with the 1.2 million shares was based upon the closing price of our common stock at the end of each quarter through the date the shares were issued on September 29, 2005. Accordingly, the expense (benefit) associated with these stock price fluctuations is no longer recognized.

Other operating income (expense), net. Other income (expense), net, includes our interest income, interest expense, capital gains, gain (loss) on the disposal of assets, and currency gain (loss). Other income was $1.5 million in 2007 compared to 1.0 million in 2006 and $318,000 in 2005. The $500,000 increase in 2007 over 2006 was due primarily to our 2007 receipt of approximately $300,000 in interest which accompanied its $3.1 million IRS refund payment in addition to higher interest income associated with benefiting from higher interest on our marketable securities. The $1.2 million increase in 2007 over 2005 was primarily related to higher interest income associated with higher cash and equivalent balances and higher interest rates in addition to 2005 interest expense related to our Oracle system-related note payable.

(Provision) Benefit for income taxes. Provision for income taxes from continuing operations was ($457,000) in 2007 compared to benefits of $1.0 million and $3.4 million in 2006 and 2005, respectively. Due to our profitability from continuing operations in 2007 we began accruing for corporate income taxes while at the same time taking advantage of R&D tax credits and state operating loss deductions, thereby paying a relatively low, 9 percent effective income tax rate on 2007 income from continuing operations. We realized tax benefits in 2006 and 2005 due to its losses from continuing operations in each of these years. Given our history of consecutive years of losses from continuing operations, we followed the guidance of SFAS No. 109, “Accounting for Income Taxes,” and recorded a valuation allowance against certain deferred tax assets where it is not considered more likely than not that the deferred tax assets will be realized. As of June 30, 2007, 2006 and 2005 we have fully reserved against our net deferred tax assets. The reversal of a previously established valuation allowance would result in a benefit for income taxes.

Income from discontinued operations, net of tax. Income from discontinued operations, net of tax, includes the gain on the sale of our conferencing services business and the funds from the Indemnity Escrow account from Premiere related to the sale of our conferencing services business which was sold on July 1, 2004; income from discontinued operations related to our Canadian audiovisual integration business (“OM Video”); the gain on the March 4, 2005 sale of OM Video; payments on our note receivable related to the sale of OM Video; payments on our note receivable related to the sale to Burk; and income from discontinued operations and related payments on our note receivable related to our Document and Educational Camera business sold to Ken-A-Vision Manufacturing Company, Inc. (“KAV”) on August 23, 2006. Accordingly, the results of operations and the financial position have been reclassified in the accompanying condensed consolidated financial statements as discontinued operations. The total income from discontinued operations, net of tax, was $422,000 for 2007 compared to $2.2 million in 2006 and $14.1 million in 2005. Summary operating results of the discontinued operations are as follows (in thousands of dollars):

	Years Ended June 30,
	2007	2006	2005

Total income (loss) from discontinued operations, net of income taxes
Conferencing services business	$-	$729	$13,378
OM Video	381	248	401
Burk Technology	-	953	144
Ken-A-Vision	41	226	205
Total income from discontinued operations, net of income taxes	$422	$2,156	$14,128

SUBSEQUENT EVENTS

As discussed more thoroughly in Item 3 of this report, on July 25, 2007, the U.S. Court of Appeals for the Tenth Circuit issued a favorable decision on our appeal from the adverse judgment in our action against National Union. The case has been remanded back to the district court for trial on our claims for breach of contract and for breach of the implied covenant of good faith and fair dealing and on National Union’s defenses thereto, including its rescission defense. Although we are optimistic about our chances of prevailing at trial on our claims, no assurances can be given that we will be successful.

As also discussed in Item 3 of this report, on July 25, 2007, the U.S. Attorney’s Office for the District of Utah indicted two of our former officers, Frances Flood and Susie Strohm, for allegedly causing the Company to issue materially misstated financial statements for its 2001 and 2002 fiscal years. We are cooperating fully with the U.S. Attorney’s Office in this matter and have been advised that we are neither a target nor a subject of the investigation or indictment. By virtue of certain provisions of our Articles of Incorporation, Bylaws and indemnification agreements with these former officers, we are obligated to indemnify each former officer for all reasonable attorney’s fees and costs incurred in defending against the charges. The Company has accrued in its fiscal 2007 for legal fees of the probable amount the Company was able to estimate of its liability associated with the advancement of funds under the indemnification at June 30, 2007. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”, the Company will adjust its contingent liability, as needed, so that it remains an estimable and probable amount of its financial liability as of the date of issuance of the applicable financial statements. The Company believes its liability will adversely impact the Company’s financial performance for its 2008 fiscal year and possibly beyond.

On July 6, 2007 Edward D. Bagley resigned as director and Chairman of the Company in order to address issues raised by NASDAQ with respect to our listing application. The board of directors believed that Bagley has provided valuable leadership during his thirteen year tenure as a CLRO director and as Chairman and therefore CLRO entered into a consulting arrangement (“Agreement”) in which Bagley will provide consulting services to us in connection with strategic decisions and planning. The Agreement, entered into on July 6, 2007, is for a three-year period in which CLRO will pay Mr. Bagley $4,000 per month in addition to granting him stock options commensurate with grants of stock options made to our directors. Also, in consideration for Bagley’s service as a director of CLRO since 1994, and service as the Chairman of the board of directors of CLRO, we paid Bagley the sum of $200,000 upon his resignation as a director.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2007, our cash and cash equivalents were approximately $2.8 million and our marketable securities were approximately $19.8 million, which represented an overall increase of $863,000 in our balances from June 30, 2006 which had cash and cash equivalents of approximately $1.2 million and marketable securities of approximately $20.6 million. We had an overall increase of approximately $5 million from our balances at June 30, 2005, which had cash and cash equivalents of approximately $1.9 million and marketable securities totaling $15.8 million.

Net cash flows provided by (used in) operating activities were $6.8 million in 2007 compared to $2.2 million in 2006 and ($370,000) in 2005. Compared to 2006, net cash provided by operating activities was enhanced in 2007 by a $4.8 million increase in net income from continuing operations and a $288,000 increase in working capital, partially offset by a decrease of $684,000 in cash provided by non-cash expenses, primarily related to lower depreciation and stock-based compensation, and $683,000 decrease in net cash provided by discontinued operations. The $7.2 million increase in net cash provided by operating activities in 2007 over 2005 was due to primarily to a $2.8 million increase in net income from continuing operations and $7.1 million increase in working capital changes, partially offset by lower depreciation and $1.0 million in decreased cash provided by discontinued operations.

Net cash flows provided by (used in) investing activities were $748,000 in 2007 compared to ($2.8 million) in 2006 and ($1.0 million) in 2005. The 2007 $3.6 million increase in net cash provided by invested activities from 2006 was due primarily to $5.4 fewer purchases of marketable securities, net of sales of marketable securities in 2007. We used approximately $4.0 million in marketable securities to help fund the repurchase of tendered shares of common stock related to our fiscal 2Q 2007 tender offer. This increase was partially offset by $685,000 in additional purchases of property and equipment and $989,000 less cash provided by discontinued investing activities in 2007 from 2006. 2007 net cash provided by investing activities increased about $1.7 million from 2005 due to having $14.7 million in decreased purchase of marketable securities, net of sales of marketable securities, and $13.2 less cash provided by discontinued investing activities. During 2005 we sold our conferencing services business netting approximately $13.4 in 2005.

Net cash (used in) financing activities during 2007 totaled approximately ($6.0 million) compared to $0 in 2006 and ($940,000) in 2005. During 2007, we completed a tender offer in which we repurchased 1,073,552 shares, or approximately 9 percent of shares outstanding, for approximately $4.6 million at a price per share of $4.25. We also repurchased another 265,360 shares for approximately $1.5 million during 2007. We did not have any net cash flows (used in) financing activities in fiscal 2006. We used $940,000 in 2005 for payments on a note payable and capital lease obligations.

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

Management believes that future income from operations and effective management of working capital will provide the liquidity needed to finance growth plans. In addition to capital expenditures, we may use cash during the remainder of fiscal 2008 for selective infusions of technological, marketing or product manufacturing rights to broaden our product offerings; for continued share repurchases; and if available for a reasonable price, acquisitions that may strategically fit our business and are accretive to performance.

At June 30, 2007, we had open purchase orders related to our contract manufacturers and other contractual obligations of approximately $4.9 million primarily related to inventory purchases.

We have non-cancellable, non-returnable, and long-lead time commitments with our outsourced manufacturers and certain suppliers for inventory components that will be used in production. Our exposure associated with these commitments is approximately $1.9 million. We also have certain commitments with our outsourced manufacturers for raw material inventory that is used in production on an on-going basis. Our exposure associated with this inventory is approximately $800,000.

As previously discussed, on March 4, 2005, we sold all of the issued and outstanding stock of ClearOne Canada to 6351352 Canada Inc. ClearOne Canada owned all the issued and outstanding stock of Stechyson Electronics, Ltd., which conducts business under the name OM Video. For the first two quarters of fiscal 2006 and during all of fiscal 2005, we received total payments, including interest, of $300,000 and $150,000, respectively, on the note receivable. Through December 31, 2005, all payments had been received and $854,000 of the promissory note remained outstanding; however, 6351352 Canada Inc. failed to make any subsequent, required payments under the note receivable until June 30, 2006 when it paid $50,000. We reevaluated our options and concluded that our best course of action was to enforce our security and appoint a receiver over the assets of OM Video. As of June 30, 2007, the amount of the promissory note and contingent earn-out provision was approximately $670,000 which is net of $608,000 collected through receivership. We expect to collect up to an additional $25,000 which is net of receiver fees, over the next several periods.

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

In August 2006, we sold our document and educational camera product line to Ken-A-Vision Manufacturing Co. Inc., a privately held manufacturer of camera solutions for education, audio visual, research, and manufacturing applications. Under the terms of the transaction, Ken-A-Vision received the intellectual property rights to ClearOne's camera technologies, as well as ownership of current inventory. The sale price was $635,000, payable in cash and a $318,000 note receivable payable over 24 months. We realized a pre-tax (loss) on the sale of ($9,000) for fiscal 2007.

Beginning in January 2003 and continuing through our fiscal 2006, we incurred significant costs with respect to the defense and settlement of legal proceedings and the audits of our consolidated financial statements. Restatement of fiscal 2002 and fiscal 2001 consolidated financial statements and the fiscal 2004 and fiscal 2003 audits were significantly more complex, time consuming, and expensive than we originally anticipated. The extended time commitment required to complete the restatement of financial information was costly and diverted our resources, as well as had a material effect on our results of operations. We paid $127,000 in fiscal 2006, $2.5 million in fiscal 2005, and $2.5 million in fiscal 2004 in cash to settle the shareholders’ class action lawsuit. We incurred legal fees in the amount of approximately $1.9 million from January 2003 through June 2006 and we have incurred audit and tax fees in the amount of approximately $3.7 million from January 2004 through June 2006.

Off-Balance Sheet Arrangements

We have no off-balance-sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, results of operations or liquidity.

Contractual Obligations

Contractual obligations related to our operating leases at June 30, 2007 are summarized below (in thousands of dollars):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Operating Leases	$4,374	$725	$1,396	$1,288	$965

Total Contractual
Cash Obligations	$4,374	$725	$1,396	$1,288	$965

ISSUED BUT NOT YET ADOPTED ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. Under FIN 48, the tax effects of a position should be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. FIN 48 also requires significant new annual disclosures in the notes to the financial statements. The effect of adjustments at adoption should be recorded directly to beginning retaining earnings in the period of adoption and reported as a change in accounting principle. Retroactive application is prohibited under FIN 48. We are required to adopt FIN 48 at the beginning of fiscal 2008. Management is currently evaluating the impact of FIN 48 on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosure regarding fair value measurements. SFAS No. 157 does not require new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, on a prospective basis.  We do not expect the adoption of SFAS No. 157 to have a material effect on our financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both the income statement and balance sheet approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for years ending after November 15, 2006, and the impact of adoption was not significant to our consolidated financial statements.

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

Our investment securities consist primarily of shares in U.S., state and local government agency obligations that have a par value of $1.00. These certificates have a rating of A or higher. Our investment securities also consist of shares in triple-A rated short-term money market funds that typically invest in U.S. Treasury, U.S. government agency, and highly rated corporate securities. Since these funds are managed in a manner designed to maintain a $1.00 per share market value, we do not expect any material changes in market values as a result of increase or decrease in interest rates.

We did not have any notes payable and capital lease obligations as of June 30, 2007. Accordingly, we do not have significant exposure to changing interest rates. We have not undertaken any additional actions to cover market interest rate market risk and are not a party to any other interest rate market risk management activities. We do not purchase or hold any derivative financial instruments.

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

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 6, 2006 the Audit Committee of the Board of Directors of the Company decided to engage Jones Simkins PC, Logan, Utah as independent principal accountant and auditor to report on the Company’s financial statements for the fiscal year ended June 30, 2007, including performing the required quarterly reviews.

In conjunction with the engagement, the Company discontinued the services of Hansen, Barnett & Maxell, P.C., Salt Lake City, Utah, as CLRO’s principal accountant. Hansen, Barnett & Maxwell, P.C. had served as the Company’s principal auditor for the last two years. Under Item 304 of Regulation S-K, the reason for the auditor change was dismissal, not resignation nor declining to stand for re-election.

The report of Hansen Barnett & Maxwell, P.C. on CLRO’s financial statements during the two most recent fiscal years ended June 30, 2006 and 2005 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

There were no reportable events (as defined in the Regulation S-K Item 304(a)(1)(v)) in connection with the Company’s two most recent fiscal year audits, except that Hansen Barnett & Maxwell, P.C. reported in a letter to the Company’s Audit Committee, dated August 30, 2006, that it had identified a deficiency that existed in the design or operation of the Company’s internal control over financial reporting that it considered to be a “material weakness.” This material weakness in the Company’s internal controls related to an ineffective financial statement close process, whereas the timeliness of the monthly close process was ineffective to allow a timely financial statement close. CLRO accounting personnel had not been able to focus full attention to correcting this weakness due to their focus on the preparation, audit, and issuance for the restated fiscal 2001, restated fiscal 2002, and fiscal 2003, 2004, and 2005 consolidated financial statements as well as the interim fiscal 2006 condensed consolidated financial statements. The Company has disclosed this material weakness in its Form 10-K filing for the fiscal year ended June 30, 2006. The Company has authorized Hansen, Barnett & Maxwell, P.C. to respond fully to any inquiries by Jones Simkins PC regarding significant deficiencies or material weaknesses in internal controls. The Company believes it remedied this weakness during its fiscal year 2007.

No consultations occurred between CLRO and Jones Simkins during the two most recent fiscal years and any subsequent interim period prior to Jones Simkins' appointment regarding either (i) the application of accounting principles to a specific completed or contemplated transaction, the type of audit opinion that might be rendered on CLRO’s financial statements, or other information provided that was considered by the Company in reaching a decision as to an accounting, auditing, or financial reporting issue, or (ii) any matter that was the subject of disagreement or a reportable event requiring disclosure under Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the required time periods and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow for timely decisions regarding required disclosure. The effectiveness of any system of disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing, and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate improper conduct completely. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. As a result, there can be no assurance that our disclosure controls and procedures will detect all errors or fraud.

As required by Rule 13a-15 under the Exchange Act, we have completed an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Principal Accounting Officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of June 30, 2007. Based upon this evaluation our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007.

There has been no change in our internal controls and procedures over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls and procedures over financial reporting during the fourth quarter ended June 30, 2007, and there were no significant deficiencies or material weaknesses.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our Directors may be found under the caption “Election of Directors” of our Proxy Statement for the 2007 Annual Meeting of Shareholders to be held November 20, 2007 (the “Proxy Statement”). That information is incorporated herein by reference.

The information in the Proxy Statement set forth under the captions “Nominees for Director”, “Executive Officers,” “Executive Compensation,” and “Director Compensation and Committees” is incorporated herein by reference.

The information in the Proxy Statement set forth under the caption “Compliance with Section 16(a) of the Securities Exchange Act” is incorporated herein by reference.

We have adopted the ClearOne Code of Ethics, a code that applies to each Company officer, director, and employee. The ClearOne Code of Ethics is publicly available on our website at www.clearone.com.

ITEM 11. EXECUTIVE COMPENSATION

The information in the Proxy Statement set forth under the caption “Executive Officer Compensation” and “Director Compensation and Committees” is incorporated herein by reference.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services appears in the Proxy Statement under the heading “Independent Public Accountants” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

The following financial statements are filed as part of this report in a separate section of this Form 10-K beginning on page F-1.

Report of Independent Registered Public Accounting Firm - Jones Simkins, P.C.
Report of Independent Registered Public Accounting Firm - Hansen Barnett & Maxwell, P.C.
Consolidated Balance Sheets as of June 30, 2007 and 2006
Consolidated Statements of Operations and Comprehensive Income (Loss) for fiscal years ended
June 30, 2007, 2006, and 2005
Consolidated Statements of Shareholders’ Equity for fiscal years ended June 30, 2007, 2006, and 2005
Consolidated Statements of Cash Flows for fiscal years ended June 30, 2007, 2006, and 2005
Notes to Consolidated Financial Statements

2. Financial Statement Schedules

All schedules are omitted as the required information is inapplicable or the information is presented in the accompanying consolidated financial statements and notes thereto.

3. Exhibits

The following documents are included as exhibits to this report.

Exhibit	SEC Ref.
No.	No.	Title of Document	Location
3.1	3	Articles of Incorporation and amendments thereto	Incorp. by reference[1]
3.2	3	Bylaws	Incorp. by reference[2]
10.1	10	Employment Separation Agreement between ClearOne Communications, Inc. and Frances Flood, dated December 5, 2003.*	Incorp. by reference[5]
10.2	10	Employment Separation Agreement between ClearOne Communications, Inc. and Susie Strohm, dated December 5, 2003.*	Incorp. by reference[5]
10.6	10	Joint Prosecution and Defense Agreement dated April 1, 2004 between ClearOne Communications, Inc. Parsons Behle & Latimer, Edward Dallin Bagley and Burbidge & Mitchell, and amendment thereto	Incorp. by reference[5]
10.7	10	Stock Purchase Agreement dated March 4, 2005 between 6351352 Canada Inc. and Gentner Ventures, Inc., a wholly owned subsidiary of ClearOne Communications, Inc.	Incorp. by reference[5]
10.8	10	Settlement Agreement and Release between ClearOne Communications, Inc. and DeLonie Call dated February 20, 2006*	Incorp. by reference[7]
10.9	10	1997 Employee Stock Purchase Plan	Incorp. by reference[10]
10.10	10	1998 Stock Option Plan	Incorp. by reference[10]

10.11	10	Manufacturing Agreement between ClearOne Communications, Inc. and Inovar, Inc. dated August 1, 2005	Incorp. by reference[6]
10.12	10	Mutual Release and Waiver between ClearOne Communications, Inc. and Burk Technology, Inc. dated August 22, 2005	Incorp. by reference[6]
10.13	10	Office Lease between Edgewater Corporate Park, LLC and ClearOne Communications, Inc. dated June 5, 2006	Incorp. by reference[9]
10.14	10	Consulting Agreement between Edward D. Bagley and ClearOne Communications, Inc. dated July 6, 2007	This filing
10.15	10	Severance Agreement between ClearOne Communications, Inc. and Edward D. Bagley dated July 6, 2007*	This filing
14.1	14	Code of Ethics, approved by the Board of Directors on August 23, 2006	Incorp. by reference[9]
21.1	21	Subsidiaries of the registrant	This filing
23.1	23	Consent of Jones Simkins P.C., Company’s independent auditors for the year ending June 30, 2007	This filing
23.2	23	Consent of Hansen Barnett & Maxwell, P.C., Company’s independent auditors for the years ending June 30, 2006 and June 30, 2005	This filing
31.1	31	Section 302 Certification of Chief Executive Officer	This filing
31.2	31	Section 302 Certification of Interim Chief Financial Officer	This filing
32.1	32	Section 1350 Certification of Chief Executive Officer	This filing
32.2	32	Section 1350 Certification of Interim Chief Financial Officer	This filing
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
8 Incorporated by reference to the Registrant’s Current Report on Form 8-K filed July 1, 2004.
9 Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.
10 Incorporated by reference to the Registrant’s registration statement on form S-8 filed with the Commission on October 6, 2006.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARONE COMMUNICATIONS, INC.

September 17, 2007	By:	/s/ Zeynep Hakimoglu
Zeynep Hakimoglu
President, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zeynep Hakimoglu	President, Chief Executive Officer, and Director	September 17, 2007
Zeynep Hakimoglu	(Principal Executive Officer)

/s/ Greg A. LeClaire	Vice President of Finance	September 17, 2007
Greg A. LeClaire	(Principal Financial and Accounting Officer)

/s/ Brad R. Baldwin	Director	September 17, 2007
Brad R. Baldwin

/s/ Larry R. Hendricks	Director	September 17, 2007
Larry R. Hendricks

/s/ Scott M. Huntsman	Director	September 17, 2007
Scott M. Huntsman

/s/ Harry Spielberg	Director	September 17, 2007
Harry Spielberg

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm - Jones Simkins, P.C.

To the Board of Directors and
Shareholders of ClearOne Communications, Inc.

We have audited the accompanying consolidated balance sheet of ClearOne Communications, Inc. and subsidiaries (the Company) as of June 30, 2007, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for the year ended June 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements as of June 30, 2006 and for the two years then ended , before the adjustments for the camera business described in Note 3 to the consolidated financial statements, were audited by other auditors whose report, dated August 21, 2006, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ClearOne Communications, Inc. as of June 30, 2007, and the results of its operations and its cash flows for the year ended June 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

We also audited the adjustments for the camera business described in Note 3 that were applied to restate the 2006 and 2005 consolidated financial statements for the discontinued operations. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2006 and 2005 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2006 and 2005 consolidated financial statements taken as a whole.

JONES SIMKINS, P.C.

Logan, Utah
September 5, 2007

Report of Independent Registered Public Accounting Firm - Hansen Barnett & Maxwell, P.C.

To the Board of Directors and the Shareholders
ClearOne Communications, Inc.

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 3, the accompanying consolidated balance sheet of ClearOne Communications, Inc. and subsidiaries as of June 30, 2006, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended June 30, 2006 (the June 30, 2006 and 2005 financial statements before the effects of the adjustments discussed in Note 3 are not presented herein). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the June 30, 2006 and 2005 consolidated financial statements, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 3, present fairly, in all material respects, the financial position of ClearOne Communications, Inc. and subsidiaries as of June 30, 2006 and the results of their operations and their cash for each of the two years in the period ended June 30, 2006 in conformity with U.S. generally accepted accounting principles.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting described in Note 3 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Jones Simkins, P.C.

HANSEN BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
August 21, 2006

CLEARONE COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars, except per share amounts)

	June 30,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$2,782	$1,240
Marketable securities	19,871	20,550
Accounts receivable, net of allowance for doubtful accounts	8,025	7,784
of $54 and $49, respectively
Note receivable	163	-
Inventories, net	7,263	6,614
Income tax receivable	-	2,607
Deferred income taxes, net	-	128
Prepaid expenses	213	255
Net assets of discontinued operations	-	565
Total current assets	38,317	39,743

Property and equipment, net	2,694	1,647
Note receiveable - long-term	43	-
Other assets	9	15
Total assets	$41,063	$41,405

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,745	$2,597
Accrued taxes	660	-
Accrued liabilities	1,874	2,397
Deferred product revenue	4,872	5,871
Total current liabilities	9,151	10,865

Deferred rent	855	-
Deferred income taxes, net	-	128
Other long-term liabilities	619	-
Total liabilities	10,625	10,993

Commitments and contingencies (see Notes 7 and 10)

Shareholders' equity:
Common stock, 50,000,000 shares authorized, par value $0.001,
10,861,920 and 12,184,727 shares issued and outstanding, respectively	11	12
Additional paid-in capital	47,582	52,764
Accumulated deficit	(17,155)	(22,364)
Total shareholders' equity	30,438	30,412
Total liabilities and shareholders' equity	$41,063	$41,405

See accompanying notes to consolidated financial statements

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands of dollars, except per share amounts)

	Years Ended June 30,
	2007	2006	2005

Revenue	$39,861	$35,362	$29,087
Cost of goods sold	17,723	17,375	12,720
Gross profit	22,138	17,987	16,367

Operating expenses:
Marketing and selling	7,791	7,866	9,070
Research and product development	7,535	8,299	5,305
General and administrative	3,091	5,108	5,489
Settlement in shareholders' class action	-	(1,205)	(2,046)
Impairment losses (see Note 19)	-	-	180
Restructuring charge (see Note 19)	-	-	110
Total operating expenses	18,417	20,068	18,108

Operating income (loss)	3,721	(2,081)	(1,741)

Other income (expense), net:
Interest income	1,468	813	425
Interest expense	(4)	-	(104)
Other, net	59	203	(3)
Total other income (expense), net	1,523	1,016	318

Income (loss) from continuing operations before income taxes	5,244	(1,065)	(1,423)
(Provision) benefit for income taxes	(457)	1,005	3,370
Income (loss) from continuing operations	4,787	(60)	1,947

Discontinued operations:
Income from discontinued operations	75	361	552
Gain on disposal of discontinued operations	598	2,726	17,851
Income tax provision	(251)	(931)	(4,275)
Income from discontinued operations	422	2,156	14,128

Net income	$5,209	$2,096	$16,075

Comprehensive income:
Net income	$5,209	$2,096	$16,075
Foreign currency translation adjustments	-	-	112
Less: reclassification adjustments for foreign currency translation adjustments included in net income	-	-	(1,301)

Comprehensive income	$5,209	$2,096	$14,886

See accompanying notes to consolidated financial statements

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (CONTINUED)
(in thousands of dollars, except per share amounts)

	Years Ended June 30,
	2007	2006	2005

Basic earnings (loss) per common share from continuing operations	$0.42	$(0.01)	$0.17
Diluted earnings (loss) per common share from continuing operations	$0.41	$-	$0.16

Basic earnings per common share from discontinued operations	$0.04	$0.18	$1.26
Diluted earnings per common share from discontinued operations	$0.04	$0.18	$1.15

Basic earnings per common share	$0.45	$0.18	$1.44
Diluted earnings per common share	$0.45	$0.17	$1.30

Basic weighted average shares outstanding	11,497,773	11,957,756	11,177,406
Diluted weighted average shares outstanding	11,575,721	12,206,618	12,332,106

See accompanying notes to consolidated financial statements

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands of dollars, except per share amounts)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Deferred	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Compensation	Income	Deficit	Equity
Balances at June 30, 2004	11,036,233	$11	$48,395	$(54)	$1,189	$(40,535)	$9,006

Issuance of Common Shares related to shareholder settlement agreement	228,000	-	957	-	-	-	957
Compensation expense resulting from the modification of stock options	-	-	41	-	-	-	41
Amortization of deferred compensation	-	-	-	21	-	-	21
Foreign currency translation adjustments	-	-	-	-	(1,189)	-	(1,189)
Net income	-	-	-	-	-	16,075	16,075
Balances at June 30, 2005	11,264,233	11	49,393	(33)	-	(24,460)	24,911

Issuance of Common Shares related to shareholder settlement agreement	920,494	1	2,263	-	-	-	2,264
Compensation expense resulting from the modification of stock options	-	-	16	-	-	-	16
Compensation cost associated with SFAS No. 123R	-	-	1,092	-	-	-	1,092
SFAS No. 123R transition expense	-	-	-	33	-	-	33
Net income	-	-	-	-	-	2,096	2,096
Balances at June 30, 2006	12,184,727	12	52,764	-	-	(22,364)	30,412

Tender offer	(1,073,552)	(1)	(4,602)	-	-	-	(4,603)
Stock buy back program	(265,360)	-	(1,450)	-	-	-	(1,450)
Exercise of stock options	15,940	-	54	-	-	-	54
Tax benefit stock option exercise	-	-	9	-	-	-	9
Compensation cost associated with SFAS No. 123R	-	-	802	-	-	-	802
Compensation cost associated with the ESPP	165	-	4	-	-	-	4
Net income	-	-	-	-	-	5,209	5,209
Balances at June 30, 2007	10,861,920	$11	$47,582	$-	$-	$(17,155)	$30,438

See accompanying notes to consolidated financial statements

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars, except per share amounts)

	Years Ended June 30,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss) from continuing operations	$4,787	$(60)	$1,947
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operations:
Loss on impairment of long-lived assets, goodwill, and intangibles	-	-	180
Depreciation and amortization expense	870	1,389	2,182
Stock-based compensation	806	1,140	62
Write-off of inventory	660	681	250
Gain on disposal of assets and fixed assets write-offs	(58)	(237)	(12)
Provision for doubtful accounts	5	3	46
Changes in operating assets and liabilities:
Accounts receivable	(261)	(928)	(692)
Note receivable - Ken-A-Vision	(206)	-	-
Inventories	(1,309)	(2,236)	(106)
Prepaids and other assets	40	45	220
Accounts payable	(811)	434	233
Restructuring charge	-	-	110
Accrued liabilities	(673)	(960)	(4,226)
Other long term liabilities	619	-	-
Income taxes	3,267	1,345	(585)
Deferred product revenue	(999)	816	(1,052)
Net cash provided by (used in) continuing operating activities	6,737	1,432	(1,443)
Net cash provided by discontinued operating activities	47	730	1,073
Net cash provided by (used in) operating activities	6,784	2,162	(370)

Cash flows from investing activities:
Purchase of property and equipment	(909)	(224)	(1,136)
Proceeds from the sale of property and equipment	35	230	8
Purchase of marketable securities	(23,369)	(14,800)	(47,100)
Sale of marketable securities	24,050	10,050	33,050
Net cash used in continuing investing activities	(193)	(4,744)	(15,178)
Net cash provided by (used in) discontinued investing activities	941	1,930	14,173
Net cash (used in) investing activities	748	(2,814)	(1,005)

Cash flows from financing activities:
Proceeds from common stock	54	-	-
Principal payments on capital lease obligations	-	-	(8)
Principal payments on note payable	-	-	(932)
Purchase and retirement of Common Shares	(6,053)	-	-
Tax benefit from stock options	9	-	-
Net cash used in continuing financing activities	(5,990)	-	(940)
Net cash used in discontinued financing activities	-	-	-
Net cash used in financing activities	(5,990)	-	(940)

Net increase (decrease) in cash and cash equivalents	1,542	(652)	(2,315)
Cash and cash equivalents at the beginning of the year	1,240	1,892	4,207
Cash and cash equivalents at the end of the year	$2,782	$1,240	$1,892

See accompanying notes to consolidated financial statements

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands of dollars, except per share amounts)

	Years Ended June 30,
	2007	2006	2005

Supplemental disclosure of cash flow information:
Cash paid for interest	$4	$-	$104
Cash paid (received) for income taxes	(3,202)	(1,419)	1,117

Supplemental disclosure of non-cash financing activities:
Value of common shares issued in shareholder settlement	$-	$2,264	$957
Lease incentive for leasehold improvements	1,088	-	-
Sales of property and equipment for accounts payable	25	-	-
Exchanged accounts receivable from a vendor with accounts payable
to the same vendor	15	-	-

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

The Company’s end-users range from some of the world’s largest and most prestigious companies and institutions to small and medium-sized businesses, educational institutions, government organizations as well as individual consumers. We sell our products to these end-users primarily through a network of independent distributors who in turn sell our products to dealers, systems integrators, and value-added resellers. The Company also sells products on a limited basis directly to dealers, systems integrators, value-added resellers, and end-users.

During the fiscal year ended June 30, 2005, the Company sold its conferencing services segment to Clarinet, Inc., an affiliate of American Teleconferencing Services, Ltd. doing business as Premiere Conferencing (“Premiere”) and the Company sold all of the issued and outstanding shares of its Canadian subsidiary, ClearOne Communications of Canada, Inc. (“ClearOne Canada”) to 6351352 Canada Inc., which was a portion of the Company’s business services segment. ClearOne Canada owned all the issued and outstanding stock of Stechyson Electronics Ltd., which conducts business under the name of OM Video. During the fiscal year June 30, 2007, the Company sold its document and educational camera product line to Ken-A-Vision Manufacturing Co. Inc., a privately held manufacturer of camera solutions for education, audio visual, research, and manufacturing applications. All of these operations and related net assets are presented in discontinued operations and assets and liabilities held for sale in the accompanying consolidated financial statements. Following the dispositions of these operations, the Company has returned to its core competency of developing, manufacturing, and marketing audio conferencing products.

2.	Summary of Significant Accounting Policies

Consolidation - These consolidated financial statements include the financial statements of ClearOne Communications, Inc. and its wholly owned subsidiaries. The discontinued operations portion of these consolidated financial statements include transactions from our previously wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

Concentration Risk - The Company depends on an outsource manufacturing strategy for its products. In August 2005, the Company entered into a manufacturing agreement with a third-party manufacturer (“TPM”). Under the manufacturing agreement, TPM became the exclusive manufacturer of substantially all the products that were previously manufactured at the Company’s Salt Lake City, Utah manufacturing facility (see Note 19). If TPM experiences difficulties in obtaining sufficient supplies of components, component prices become unreasonable, an interruption in its operations, or otherwise suffers capacity constraints, the Company would experience a delay in shipping these products which would have a negative impact on its revenues.

The Company has agreements with other offshore manufacturers for the manufacture of other product lines. Should there be any disruption in services due to natural disaster, economic or political difficulties, quarantines or other restrictions associated with infectious diseases, or other similar events, or any other reason, such disruption would have a material adverse effect on the Company’s business. A delay in shipping these products due to an interruption in the manufacturer’s operations would have a negative impact on the Company’s revenues. Operating in the international environment exposes the Company to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, and potentially adverse tax consequences, which could materially affect the Company’s results of operations. Currently, the Company has no second source of manufacturing for a portion of its products.

Cash Equivalents - The Company considers all highly-liquid investments with a maturity of three months or less, when purchased, to be cash equivalents. The Company places its temporary cash investments with high-quality financial institutions. At times, including at June 30, 2007 and 2006, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit of $100.

Marketable Securities - The Company’s marketable securities are classified as available-for-sale securities, are carried at fair value which approximated cost and generally have original maturities of greater than one year. As of June 30, 2007 and 2006 marketable securities totaled $19,871 and $20,550, respectively. Management determines the appropriate classifications of investments at the time of purchase, based on management’s intent to use these investments during the normal operating cycle of the business, and reevaluates such designation as of each balance sheet date.

The Company considers highly liquid marketable securities with an effective maturity to the Company of less than one year, and held as available-for-sale, to be current assets. The Company defines effective maturity as the shorter of the original maturity to the Company or the effective availability as a result of periodic auction or optional redemption features of these marketable securities. Such investments are expected to be realized in cash or sold or consumed during the normal operating cycles of the business. As of June 30, 2007 and 2006, all marketable securities were classified as current assets.

The Company regularly monitors and evaluates the value of its marketable securities. When assessing marketable securities for other-than-temporary declines in value, the Company considers such factors, among other things, as how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the collateral supporting the investments, insurance policies which protect the Company’s investment position, the interval between auction periods, whether or not there have been any failed auctions, and the credit rating issued for the securities by one or more of the major credit rating agencies. A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. For each of the fiscal years ended June 30, 2007, 2006, and 2005 realized gains and losses upon the sale of available-for-sale securities were insignificant. Unrealized holding gains and losses, net of the related tax effect on available-for-sale securities, are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Unrealized gains and losses on available-for-sale securities are insignificant for all periods and accordingly have not been recorded as a component of other comprehensive income. The specific identification method is used to compute the realized gains and losses.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in thousands of dollars, except per share amounts)

Accounts Receivable - Accounts receivable are recorded at the invoiced amount. Credit is granted to customers without requiring collateral. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Management regularly analyzes accounts receivable including current aging, historical write-off experience, customer concentrations, customer creditworthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. If the assumptions that are used to determine the allowance for doubtful accounts change, the Company may have to provide for a greater level of expense in future periods or reverse amounts provided in prior periods.

The Company’s allowance for doubtful accounts activity for the fiscal years ended June 30, 2007 and 2006 were as follows:

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period

Year ended June 30, 2006	$46	$3	$-	$49

Year ended June 30, 2007	$49	$12	$(7)	$54

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

Property and Equipment - Property and equipment are stated at cost less accumulated depreciation and amortization. Costs associated with internally developed software are capitalized in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). Expenditures that materially increase values or capacities or extend useful lives of property and equipment are capitalized. Routine maintenance, repairs, and renewal costs are expensed as incurred. Gains or losses from the sale, trade-in or retirement of property and equipment are recorded in current operations and the related book value of the property is removed from property and equipment accounts and the related accumulated depreciation and amortization accounts.

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

Revenue Recognition - Product revenue is recognized when (i) the products are shipped, (ii) persuasive evidence of an arrangement exists, (iii) the price is fixed and determinable, and (iv) collection is reasonably assured.

The Company extends credit to customers who it believes have the wherewithal to pay. The Company has in place credit policies and procedures, an approval process for sales returns and credit memos, processes for managing and monitoring channel inventory levels.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in thousands of dollars, except per share amounts)

The Company provides a right of return on product sales to distributors. Further, revenue from product sales to distributors is not recognized until the return privilege has expired, which approximates when product is sold-through to customers of the Company’s distributors (dealers, system integrators, value-added resellers, and end-users) rather than when the product is initially shipped to a distributor. The Company evaluates, at each quarter-end, the inventory in the channel through information provided by certain distributors.  The level of inventory in the channel will fluctuate up or down, each quarter, based upon these distributors’ individual operations.  Accordingly, each quarter-end revenue deferral is calculated and recorded based upon the underlying, estimated channel inventory at quarter-end.  Although, certain distributors provide certain channel inventory amounts, the Company makes judgments and estimates with regard to the amount of inventory in the entire channel, for all customers and for all channel inventory items, and the appropriate revenue and cost of goods sold associated with those channel products. Although these assumptions and judgments regarding total channel inventory, revenue, and cost of goods sold could differ from actual amounts, the Company believes that its calculations are indicative of actual levels of inventory in the distribution channel.  The amounts of deferred cost of goods sold were included in consigned inventory. The following table details the amount of deferred revenue, cost of goods sold, and gross profit at each fiscal year end for the three years in the period ended June 30, 2007.

	Deferred Revenue	Deferred Cost of Goods Sold	Deferred Gross Profit

June 30, 2007	$4,872	$2,115	$2,757
June 30, 2006	5,871	2,817	3,054
June 30, 2005	5,055	2,297	2,758

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

The Company provides advance replacement units to end-users on defective units of certain products within 90 days of purchase date by the end-user. Since the purpose of these units are not revenue generating, the Company tracks the units due from the end-user, valued at retail price, until the defective unit has been returned, but no receivable balance is maintained on the Company’s balance sheet. The retail price value of in-transit advance replacement units was $37, $75 and $81, as of June 30, 2007, 2006 and 2005, respectively.

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

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in thousands of dollars, except per share amounts)

Changes in the Company’s warranty accrual during the fiscal years ended June 30, 2007 and 2006 follows:

	Years Ended June 30,
	2007	2006

Balance at the beginning of year	$169	$126
Accruals/additions	241	356
Usage	(285)	(313)
Balance at end of year	$125	$169

Advertising - The Company expenses advertising costs as incurred. Advertising expenses consist of trade shows, magazine advertisements, and other forms of media. Advertising expenses for the fiscal years ended June 30, 2007, 2006, and 2005 totaled $741, $631, and $637, respectively, and are included in the caption Marketing and Selling.

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

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in thousands of dollars, except per share amounts)

Earnings Per Share - The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Years Ended June 30,
	2007	2006	2005
Numerator:
Income (loss) from continuing operations	$4,787	$(60)	$1,947
Income from discontinued operations, net of tax	47	226	378
Gain (loss) on disposal of discontinued operations, net of tax	375	1,930	13,750
Net income (loss)	$5,209	$2,096	$16,075
Denominator:
Basic weighted average shares	11,497,773	11,957,756	11,177,406
Dilutive common stock equivalents using treasury stock method	77,948	248,862	1,154,700
Diluted weighted average shares	11,575,721	12,206,618	12,332,106

Basic earnings (loss) per common share:
Continuing operations	$0.42	$(0.01)	$0.17
Discontinued operations	$0.00	$0.02	$0.03
Disposal of discontinued operations	$0.03	$0.16	$1.23
Net income	$0.45	$0.18	$1.44
Diluted earnings (loss) per common share:
Continuing operations	$0.41	$-	$0.16
Discontinued operations	$0.00	$0.02	$0.03
Disposal of discontinued operations	$0.03	$0.16	$1.11
Net income	$0.45	$0.17	$1.30

Options to purchase a weighted-average of 1,206,311, 1,355,179, and 1,397,239 shares of common stock were outstanding during fiscal 2007, 2006, and 2005, respectively, but were not included in the computation of diluted earnings per share as the effect would be anti-dilutive. Warrants to purchase 150,000 shares of common stock expired on November, 27, 2006 and were outstanding as of June 30, 2006 and 2005, but were not included in the computation of diluted earnings per share as the effect would be anti-dilutive. During fiscal 2004, the Company entered into a settlement agreement related to the shareholders’ class action and agreed to issue 1.2 million shares of its common stock; however, certain of these shares were settled in cash in lieu of common stock. The Company issued 228,000 shares in November 2004 and 920,494 shares in September 2005.

Share-Based Payment - Prior to June 30, 2005 and as permitted under the original Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the Company accounted for its share-based payments following the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as interpreted. Accordingly, no share-based compensation expense had been reflected in the Company’s fiscal 2005 consolidated statements of operations for unmodified option grants since (1) the exercise price equaled the market value of the underlying common stock on the grant date and (2) the related number of shares to be granted upon exercise of the stock option was fixed on the grant date.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in thousands of dollars, except per share amounts)

If the compensation cost of its stock options had been determined consistent with the original SFAS No. 123, the Company’s net income and earnings per common share and common share equivalent would have changed to the pro-forma amounts indicated below:

Year Ended June 30,
2005
Net income (loss):
As reported	$16,075
Stock-based employee compensation expense included in
reported net loss, net of income taxes	13
Stock-based employee compensation expense determined
under the fair-value method for all awards, net of income taxes	(866)
Pro forma	$15,222

Basic earnings per common share:
As reported	$1.44
Pro forma	1.36
Diluted earnings per common share:
As reported	$1.30
Pro forma	1.23

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123. SFAS No. 123R establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services. Primarily, SFAS No. 123R focuses on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

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

Effective July 1, 2005, the Company adopted SFAS No. 123R and its fair value recognition provisions using the modified prospective transition method. Under this transition method, stock-based compensation cost recognized after July 1, 2005 includes the straight-line basis compensation cost for (a) all share-based payments granted prior to July 1, 2005, but not yet vested, based on the grant date fair values used for the pro-forma disclosures under the original SFAS No. 123 and (b) all share-based payments granted or modified on or after July 1, 2005, in accordance with the provisions of SFAS No. 123R. See Note 11 for information about the Company’s various share-based compensation plans, the impact of adoption of SFAS No. 123R, and the assumptions used to calculate the fair value of share-based compensation.

If assumptions change in the application of SFAS No. 123R in future periods, the stock-based compensation cost ultimately recorded under SFAS No. 123R may differ significantly from what was recorded in the current period.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in thousands of dollars, except per share amounts)

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. Under FIN 48, the tax effects of a position should be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. FIN 48 also requires significant new annual disclosures in the notes to the financial statements. The effect of adjustments at adoption should be recorded directly to beginning retained earnings in the period of adoption and reported as a change in accounting principle. Retroactive application is prohibited under FIN 48. We are required to adopt FIN 48 at the beginning of fiscal 2008. Management is currently evaluating the impact of FIN 48 on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), which defines fair value, establishes guidelines for measuring fair value and expands disclosure regarding fair value measurements. SFAS No. 157 does not require new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, on a prospective basis.  The Company does not expect the adoption of SFAS No. 157 to have a material effect on our financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both the income statement and balance sheet approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for years ending after November 15, 2006, and the impact of adoption was not significant to the Company’s consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the prior years’ consolidated financial statements and notes to consolidated financial statements to conform to the current year’s presentation.

3.	Discontinued Operations

During fiscal 2005, the Company completed the sale of its conferencing services business component to Premiere and its Canadian audiovisual integration services to 6351352 Canada Inc. During fiscal 2006, the Company received the $1,000 Indemnity Escrow payment from Premiere, certain payments on the note receivable from the new owners of OM Video, and full satisfaction of the promissory note with Burk Technology, Inc. (“Burk”). During fiscal 2007, the Company sold its document and educational camera business to Ken-A-Vision Manufacturing Company, Inc. (“Ken-A-Vision”) and appointed a receiver over the assets of OM Video. Accordingly, the results of operations and the financial position of each of these components have been reclassified in the accompanying consolidated financial statements as discontinued operations. Summary operating results of the discontinued operations are as follows:

	Years Ended June 30,
	2007	2006	2005

Income from discontinued operations
OM Video	$-	$-	$225
Ken-A-Vision	75	361	327
Total income from discontinued operations	75	361	552

Gain (loss) on disposal of discontinued operations
Conferencing services business	$-	$1,030	$17,369
OM Video	607	350	295
Burk Technology	-	1,346	187
Ken-A-Vision	(9)	-	-
Total gain on disposal of discontinued operations	598	2,726	17,851

Income tax provision
Conferencing services business	$-	$(301)	$(3,991)
OM Video	(227)	(102)	(119)
Burk Technology	-	(393)	(43)
Ken-A-Vision	(24)	(135)	(122)
Total income tax provision	(251)	(931)	(4,275)

Total income from discontinued operations, net of income taxes
Conferencing services business	$-	$729	$13,378
OM Video	380	248	401
Burk Technology	-	953	144
Ken-A-Vision	42	226	205
Total income from discontinued operations, net of income taxes	$422	$2,156	$14,128

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

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in thousands of dollars, except per share amounts)

OM Video

In December 2004, a group of investors approached the Company about a possible purchase of OM Video. On January 27, 2005, the Company’s Board of Directors authorized its Chief Executive Officer to continue discussions regarding a stock sale of OM Video, its Canadian audiovisual integration services business component. The Company decided to sell this component after it deemphasized Canadian Business Services contracts. OM Video revenues, reported in discontinued operations, for the years ended June 30, 2007, 2006, and 2005 were $0, $0 and $3,805, respectively. OM Video pre-tax income (loss), reported in discontinued operations, for the years ended June 30, 2007, 2006, and 2005, were $0, $0 and $225, respectively.

On March 4, 2005, the Company sold all of the issued and outstanding stock of its Canadian subsidiary, ClearOne Communications of Canada, Inc. (“ClearOne Canada”) to 6351352 Canada Inc., a Canada corporation. ClearOne Canada owned all the issued and outstanding stock of Stechyson Electronics, Ltd., which conducts business under the name OM Video. The Company agreed to sell the stock of ClearOne Canada for $200 in cash; a $1,256 note receivable over a 15-month period, with interest accruing on the unpaid balance at the rate of 5.3 percent per year; and contingent consideration ranging from 3.0 percent to 4.0 percent of related gross revenues over a five-year period. In June 2005, the Company was advised that the OM Purchaser had settled an action brought by the former employer of certain of OM Purchaser’s owners and employees alleging violation of non-competition agreements. The settlement reportedly involved a cash payment and an agreement not to sell certain products for a period of one year. Based on an analysis of the facts and circumstances that existed at the end of fiscal 2005, and considering the guidance from Topic 5U of the SEC Rules and Regulations, “Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity,” the gain is being recognized as cash is collected (as collection was not reasonably assured). Through December 31, 2005, all required payments had been made however, 6351352 Canada Inc. failed to make any subsequent, required payments under the note receivable until June 30, 2006, when we received a payment of $50. The Company reevaluated its options and concluded that its best course of action was to enforce its security and appoint a receiver over the assets of OM Video. As of June 30, 2007, the amount of the promissory note and contingent earn-out provision was approximately $670 which is net of $607 collected through receivership. The Company expects to collect up to an additional $25, which is net of receiver fees, over the next several periods.

Summary operating results for the year ended June 30, 2005 are as follows:

Year Ended June 30,
2005

Revenue	$3,805
Cost of goods sold	3,038
Gross profit	767
Marketing and selling expenses	289
General and administrative expenses	253
Income before income taxes	225
Gain on disposal	295
Provision for income taxes	(119)
Income from discontinued operations, net of income taxes	$401

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

Consideration for the sale consisted of $750 in cash at closing, $1,750 in the form of a seven-year promissory note, with interest at the rate of nine percent per year, and up to $700 as a commission over a period of up to seven years. The payments on the promissory note could be deferred based upon Burk not meeting net quarterly sales levels established within the agreement. The promissory note was secured by a subordinate security interest in the personal property of Burk. Based on an analysis of the facts and circumstances that existed on April 12, 2001, and considering the guidance from Topic 5U of the SEC Rules and Regulations, “Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity,” the gain is being recognized as cash is collected (as collection was not reasonably assured and the Company had contingent liabilities to Burk at closing). The commission was based upon future net sales of Burk over base sales established within the agreement. The Company realized a gain on the sale of $1,346 and $187 for the fiscal years ended June 30, 2006 and 2005, respectively.

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

Ken-A-Vision

In August 2006, the Company sold its document and educational camera product line to Ken-A-Vision Manufacturing Co. Inc., a privately held manufacturer of camera solutions for education, audio visual, research, and manufacturing applications. Under the terms of the transaction, Ken-A-Vision received the intellectual property rights to ClearOne's camera technologies, as well as ownership of current inventory. The sale price was $635, payable in cash and a $318 note receivable payable over 24 months. As of June 30, 2007, the Company has received all amounts due to date under the receivable.

Net assets of discontinued operations at June 30, 2006 consist of the following:

Year Ended June 30,
2006

Inventory	$411
Patents, net	154
Total current assets	$565

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in thousands of dollars, except per share amounts)

Summary operating results for the years ended June 30, 2007, 2006, and 2005 are as follows:

	Year Ended June 30,
	2007	2006	2005

Revenue	$648	$2,269	$2,558
Cost of goods sold	573	1,908	2,231
Gross profit	75	361	327
Loss on disposal	(9)	-	-
Provision for income taxes	(24)	(135)	(122)
Income from discontinued operations	$42	$226	$205

4.	Inventories

Inventories, net of reserves, consist of the following as of June 30, 2007 and 2006:

	As of June 30,
	2007	2006

Raw materials	$453	$600
Finished goods	4,695	3,197
Consigned inventory	2,115	2,817
Total inventory	$7,263	$6,614

Consigned inventory represents inventory at distributors and other customers where revenue recognition criteria have not been achieved.

5.	Note Receivable

As of June 30, 2007, the Company held a note receivable with Ken-A-Vision which had a balance of $206 related to the sale of the document and educational camera product line. The note receivable is payable over 24 months, with an interest rate of 8.0% and a maturity date of September 2008. As of June 30, 2007, the Company had received all amounts due to date under the note receivable.

6.	Property and Equipment

Major classifications of property and equipment and estimated useful lives are as follows as of June 30, 2007 and 2006:

	Estimated	As of June 30,
	useful lives	2007	2006

Office furniture and equipment	3 to 10 years	$7,825	$7,458
Leasehold improvements	2 to 5 years	1,289	974
Manufacturing and test equipment	2 to 10 years	1,433	1,184
		10,547	9,616
Accumulated depreciation and amortization		(7,853)	(7,969)
Property and equipment, net		$2,694	$1,647

7.	Leases and Deferred Rent

Certain operating leases contain rent escalation clauses based on the consumer price index. Rental expense is recognized on a straight-line basis. Rental expense, which was composed of minimum payments under operating lease obligations, was $595 (net of $3 in sublease payments), $416 (net of $110 in sublease payments - See Note 19), and $607 for the years ended June 30, 2007, 2006, and 2005, respectively.

On June 5, 2006, the Company entered into a 62-month lease for its new principal administrative, sales, marketing, customer support, and research and development location which houses its corporate headquarters in Salt Lake City, Utah. Under the terms of the lease, the Company occupies a 36,279 square-foot facility which commenced in November 2006. The lease agreement provided that the lessor would provide approximately $1,088 for leasehold improvements. This amount was recorded as deferred rent and is being amortized to lease expense over the term of the lease. During the year ended June 30, 2007, the Company completed leasehold improvements in excess of the amounts paid by the lessor. These amounts are being depreciated over the life of the lease.

On September 20, 2006, the Company entered into a 37-month lease which houses its warehouse and some engineering in Salt Lake City, Utah and occupies 17,055 square feet.

Future minimum lease payments under noncancelable operating leases with initial terms of one year or more are as follows as of June 30, 2007:

Years Ending June 30,
2008	$725
2009	725
2010	671
2011	644
2012	644
Thereafter	965
Total minimum lease payments	$4,374

8.	Accrued Liabilities

Accrued liabilities consist of the following as of June 30, 2007 and 2006:

	As of June 30,
	2007	2006
Accrued salaries and other compensation	$1,027	$1,150
Other accrued liabilities	847	1,247
Total	$1,874	$2,397

9.	Commitments and Contingencies

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

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in thousands of dollars, except per share amounts)

Outsource Manufacturers. The Company has manufacturing agreements with manufacturers related to the outsourced manufacturing of its products. Certain manufacturing agreements establish annual volume commitments. The Company is also obligated to repurchase Company-forecasted but unused materials. The Company has accounted for its current outsourced manufacturing commitments and contingencies as a component of inventory and established a reserve for inventory obsolescence for inventory which is probable to be written off in the future. The Company has non-cancellable, non-returnable, and long-lead time commitments with its outsourced manufacturers and certain suppliers for inventory components that will be used in production. The Company’s exposure associated with these commitments is approximately $1.9 million. The Company also has certain commitments with is outsourced manufacturers for raw material inventory that is used in production on an on-going basis. The Company’s exposure associated with this inventory is approximately $800.

Legal Proceedings. In addition to the legal proceedings described below, the Company is also involved from time to time in various claims and other legal proceedings which arise in the normal course of business. Such matters are subject to many uncertainties and outcomes that are not predictable. However, based on the information available to the Company as of September 5, 2007 and after discussions with legal counsel, the Company does not believe any such other proceedings will have a material, adverse effect on its business, results of operations, financial position, or liquidity, except as described below.

U.S. Attorney’s Investigation. On July 25, 2007, the Company was advised that the United States Attorney’s Office for the District of Utah indicted two former officers of the Company. The Company is cooperating fully with the U.S. Attorney’s Office in this matter and has been advised that it is neither a target nor a subject of the investigation or indictment. By virtue of certain provisions of the Company’s Articles of Incorporation, Bylaws and indemnification agreements with these former officers, the Company has a direct financial obligation through its indemnification agreements with the former officers in which it will indemnify each former officer for any liability and for all reasonable attorney’s fees and costs incurred in defending against the charges brought by the U.S. Attorney’s Office in connection with allegations of various improprieties and financial misstatements. . The Company has accrued in its fiscal 2007 for legal fees of the probable amount the Company was able to estimate of its liability associated with the advancement of funds under the indemnification at June 30, 2007. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”, the Company will adjust its contingent liability, as needed, so that it remains an estimable and probable amount of its financial liability as of the date of issuance of the applicable financial statements. The Company believes its liability will adversely impact the Company’s financial performance for its 2008 fiscal year and possibly beyond.

Theft of Trade Secret Action. In January 2007 the Company filed a lawsuit in the Third Judicial District Court, Salt Lake County, State of Utah against WideBand Solutions, Inc., Biamp Systems Corporation, Inc., and two individuals; one a former employee and one previously affiliated with ClearOne. The Complaint brings claims against different combinations of the defendants for, among other things, misappropriation of certain trade secrets, breach of contract, conversion, unjust enrichment and intentional interference with business and contractual relations.

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

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in thousands of dollars, except per share amounts)

The Insurance Coverage Action. On February 9, 2004, ClearOne and Edward Dallin Bagley (“Bagley”), a former director and significant shareholder of ClearOne, jointly filed an action in the United States District Court for the District of Utah, Central Division, against National Union Fire Insurance Company of Pittsburgh, Pennsylvania (“National Union”) and Lumbermens Mutual Insurance Company (“Lumbermens Mutual”), the carriers of certain prior period directors and officers’ liability insurance policies, to recover the costs of defending and resolving claims against certain of our present and former directors and officers in connection with the SEC complaint filed on January 15, 2003, the shareholders’ class action filed on June 30, 2003, and the shareholder derivative actions described above, and seeking other damages resulting from the refusal of such carriers to timely pay the amounts owing under such liability insurance policies. This action has been consolidated into a declaratory relief action filed by one of the insurance carriers on February 6, 2004 against ClearOne and certain of its current and former directors. In this action, the insurers assert that they are entitled to rescind insurance coverage under our directors and officers’ liability insurance policies, $3.0 million of which was provided by National Union and $2.0 million which was provided by Lumbermens Mutual, based on alleged misstatements in our insurance applications. In February 2005, we entered into a confidential settlement agreement with Lumbermens Mutual pursuant to which ClearOne and Bagley received a lump-sum cash amount and the plaintiffs agreed to dismiss their claims against Lumbermens Mutual with prejudice. The cash settlement is being held in a segregated account until the claims involving National Union have been resolved, at which time the amounts received in the action will be allocated between the Company and Bagley. The amount distributed to the Company and Bagley will be determined based on future negotiations between the Company and Bagley. The Company cannot currently estimate the amount of the settlement which it will ultimately receive. Upon determining the amount of the settlement which the Company will ultimately receive, the Company will record this as a contingent gain. On October 21, 2005, the court granted summary judgment in favor of National Union on its rescission defense and accordingly entered a judgment dismissing all of the claims asserted by ClearOne and Mr. Bagley. In connection with the summary judgment, the Company has been ordered to pay approximately $59,000 in costs. However, due to the Lumbermens Mutual cash proceeds discussed above and the appeal of the summary judgment ruling discussed below, this potential liability has not been recorded in the balance sheet as of June 30, 2007. On February 2, 2006, the Company and Mr. Bagley appealed the summary judgment ruling to the U.S. Court of Appeals for the Tenth Circuit, and on July 25, 2007, the Tenth Circuit issued its decision reversing the summary judgment as to ClearOne’s claims but affirming it as to Bagley’s claims. The case has been remanded back to the district court for trial on ClearOne’s claims for breach of contract and for breach of the implied covenant of good faith and fair dealing and on National Union’s defenses thereto, including its rescission defense. Although the Company is optimistic about its chances of prevailing at trial on its claims, no assurances can be given that it will be successful. The Company and Bagley have entered into a Joint Prosecution and Defense Agreement in connection with the action under which the Company is obligated to pay all litigation expenses in the case except those which are solely related to Bagley’s claims. (See “Item 13. Certain Relationships and Related Transactions”).

Indemnification of Officers and Directors. The Company’s by-laws and the Utah Revised Business Corporation Act provide for indemnification of directors and officers against reasonable expenses incurred by such persons in connection with civil or criminal actions or proceedings to which they have been made parties because they are or were directors or officers of the Company or its subsidiaries. Indemnification is permitted if the person satisfies the required standards of conduct. Certain of the litigation matters described above involved certain of the Company’s current and former directors and officers, all of whom are covered by the aforementioned indemnity and if applicable, certain prior period insurance policies. The Company has advanced and/or indemnified such persons for legal expenses incurred by them in such actions, and in accordance with the Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (SFAS No. 5) accrued for amounts which were probable and estimable as of the date of the financial statements. As discussed above, the Company has sought reimbursement from its insurance carriers in certain cases. However, as also discussed above, the Company cannot predict with certainty the extent to which the Company will recover the indemnification payments from its insurers.

Income Tax Contingency. The Company has established a reserve for income tax contingencies relating primarily to the Company’s use of research and development credits and depreciation and amortization expenses of subsidiaries subsequently divested. The amounts were accrued in accordance with SFAS No. 5 to account for the Company’s estimable and probable amount that a future event or events are likely to occur triggering the contingency.

The Company believes it is adequately accrued for the aforementioned contingent liabilities.

10.	Shareholders’ Equity

Private Placement

On December 11, 2001, the Company closed a private placement of 1,500,000 shares of common stock. Gross proceeds from the private placement were $25,500, before costs and expenses associated with this transaction, which totaled $1,665. In connection with this private placement, the Company issued warrants to purchase 150,000 shares of its common stock at $17.00 per share to its financial advisor. Such warrants vested immediately and were valued at $1,556 using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0 percent, risk-free interest rate of 4.4 percent, expected price volatility of 68.0 percent, and contractual life of five years. The warrants expired on November 27, 2006.

Stock Buy-Back Program

During August 2006, the Company’s Board of Directors approved a stock buy-back program to purchase up to $2,000 of the Company’s common stock over the following 12 months on the open market. The stock buy-back program expired on August 31, 2007. During the fiscal year ended June 30, 2007, the Company repurchased 265,360 shares under this program for approximately $1,500. All repurchased shares were retired. During August 2007, the Company’s Board of Directors approved a stock buy-back program to purchase up to an aggregate of $3,625 of the Company’s common stock over the following 12 months in open market and private block transactions. The stock buy-back program will expire on August 31, 2008.

Tender Offer

On October 30, 2006, the Company announced its intent to repurchase up to 2,353,000 shares at a price of $4.25 per share. The tender offer expired on December 6, 2006 at which time the Company accepted for purchase 1,073,552 shares at a price of approximately $4,603. The repurchased shares represented about 9 percent of shares outstanding.

11.	Share-Based Payment

The Company’s share-based compensation primarily consists of the following plans:

On June 30, 2007, the Company had two share-based compensation plans, one which expired on December 15, 2005, and one which remained active, which are described below. The compensation cost that has been charged against income for those plans was $802 and $1,125 for fiscal 2007 and 2006, respectively.

The Company’s 1990 Incentive Plan (the “1990 Plan”) had shares of common stock available for issuance to employees and directors. Provisions of the 1990 Plan included the granting of stock options. Generally, stock options vested over a five-year period at 10 percent, 15 percent, 20 percent, 25 percent, and 30 percent per year. Certain other stock options vested in full after eight years. As of June 30, 2007, there were no options outstanding under the 1990 Plan and no additional options were available for grant under such plan.

The Company also has a 1998 Stock Option Plan (the “1998 Plan”). Provisions of the 1998 Plan include the granting of 2,500,000 incentive and non-qualified stock options. Options may be granted to directors, officers, and key employees and may be granted upon such terms as the Board of Directors, in their sole discretion, determine. Through December 1999, 1,066,000 options were granted that would cliff vest after 9.8 years; however, such vesting was accelerated for 637,089 of these options upon meeting certain earnings per share goals through the fiscal year ended June 30, 2003. Subsequent to December 1999 and through June 2002, 1,248,250 options were granted that would cliff vest after 6.0 years; however, such vesting was accelerated for 300,494 of these options upon meeting certain earnings per share goals through the fiscal year ended June 30, 2005. As of June 30, 2007, 22,500 options of the 1,066,000 options that cliff vest after 9.8 years remain outstanding. As of June 30, 2007, 150,250 options of the 1,248,250 options that cliff vest after 6.0 years remain outstanding.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in thousands of dollars, except per share amounts)

Of the options granted subsequent to June 2002, all vesting schedules are based on 3 or 4-year vesting schedules, with either one-third or one-fourth vesting on the first anniversary and the remaining options vesting ratably over the remainder of the vesting term. Generally, directors and officers have 3-year vesting schedules and all other employees have 4-year vesting schedules. All options outstanding as of June 30, 2007 had contractual lives of ten years. Under the 1998 Plan, 2,500,000 shares were authorized for grant. The 1998 Plan expires June 10, 2008, or when all the shares available under the plan have been issued if this occurs earlier. As of June 30, 2007, there were 1,273,199 options outstanding under the 1998 Plan, which includes the cliff vesting and 3 or 4-year vesting options discussed above.

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

In applying the Black-Scholes methodology to the options granted during the fiscal years ended June 30, 2007, 2006, and 2005, the Company used the following assumptions:

	Fiscal Year Ended
	June 30,	June 30,	June 30,
	2007	2006	2005
Risk-free interest rate, average	4.8%	4.4%	4.0%
Expected option life, average	4.6 years	5.9 years	5.8 years
Expected price volatility, average	88.3%	87.2%	91.8%
Expected dividend yield	0.0%	0.0%	0.0%
Expected annual forfeiture rate	10.0%	10.0%	0.0%

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in thousands of dollars, except per share amounts)

The risk-free interest rate is determined using the U.S. Treasury rate in effect as of the date of the grant, based on the expected life of the stock option. The expected life of the stock option is determined using historical data. The expected price volatility is determined using a weighted average of daily historical volatility of the Company’s stock price over the corresponding expected option life. The Company does not currently intend to distribute any dividend payments to shareholders. Under SFAS No. 123R, the Company recognizes compensation cost net of an expected forfeiture rate and recognized the associated compensation cost for only those awards expected to vest on a straight-line basis over the underlying requisite service period. The Company estimated the forfeiture rates based on its historical experience and expectations about future forfeitures. The Company determined the annual forfeiture rate for options that will cliff vest after 9.8 or 6.0 years to be 38.0 percent and the annual forfeiture rate for options that vest on 3 or 4 year vesting schedules to be 10.0 percent.

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

	Year Ended June 30, 2006
	(in thousands)

		SFAS
		No. 123R
		Compensation
	As Reported	Expense

Revenue	$35,362	$-
Cost of goods sold	17,375	(49)
Gross profit	17,987	49
Operating expenses:
Marketing and selling	7,866	(99)
Research and product development	8,299	(203)
General and administrative	5,108	(756)
Settlement in shareholders' class action	(1,205)	-
Total operating expenses	20,068	(1,058)
Operating loss	(2,081)	1,107
Other income, net	1,016	34
Loss from continuing operations before income taxes	(1,065)	1,141
Benefit for income taxes	1,005	(264)
Income from continuing operations	(60)	877
Income from discontinued operations, net of tax	2,156	-
Net income	$2,096	$877

Basic earnings (loss) per common share:
Continuing operations	$(0.01)	$0.07
Discontinued operations	0.18	-
Net income	0.18	0.07
Diluted earnings (loss) per common share:
Continuing operations	$0.00	$0.07
Discontinued operations	0.18	-
Net income	0.17	0.07

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in thousands of dollars, except per share amounts)

The following table shows the stock option activity for the fiscal years ended June 30, 2007, 2006 and 2005.

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at June 30, 2004	1,433,187	6.37

Granted	450,500	4.77
Expired and canceled	(87,600)	2.71
Forfeited prior to vesting	(302,975)	5.88
Exercised	-	-
Outstanding at June 30, 2005	1,493,112	6.21

Granted	29,000	2.63
Expired and canceled	(118,353)	3.55
Forfeited prior to vesting	(165,839)	8.11
Exercised	-	-		$0
Outstanding at June 30, 2006	1,237,920	6.12		$135

Granted	436,500	3.84
Expired and canceled	(329,316)	6.45
Forfeited prior to vesting	(55,965)	3.94
Exercised	(15,940)	3.41		$42
Outstanding at June 30, 2007	1,273,199	5.38		$946
Exercisable	794,545	6.13	5.7 years	$521

The following table summarizes information about stock options outstanding as of June 30, 2007:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Options Exercisable	Weighted Average Exercise Price

$0.00 to $4.00	715,449	$3.41	7.4 years	369,465	$3.29
$4.01 to $8.00	390,000	5.70	7.6 years	272,381	6.09
$8.01 to $12.00	80,000	11.29	3.3 years	77,563	11.34
$12.01 to $16.00	87,000	14.64	2.8 years	74,713	14.87
$16.01 to $20.00	750	18.80	2.8 years	423	19.13
Total	1,273,199	$5.38	6.9 years	794,545	$6.13

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in thousands of dollars, except per share amounts)

The following table summarized information about non-vesting stock options outstanding as of June 30, 2007:

Non-vested Shares	Number of Shares	Weighted Average Grant-Date Fair Value

Non-vested at June 30, 2006	320,224	$4.39

Granted	436,500	2.65
Vested	(222,105)	4.62
Forfeited prior to vesting	(55,965)	2.89
Non-vested at June 30, 2007	478,654	$2.87

As of June 30, 2007, the total compensation cost related to unvested stock options not yet recognized and before the affect of any forfeitures was $923, which is expected to be recognized over the next 3.9 years on a straight-line basis. The total fair value of shares vested during the years ended June 30, 2007 and 2006, was $1,026 and $1,461, respectively.

The weighted-average estimated grant date fair value of the stock options granted during the fiscal year ended June 30, 2007, 2006, and 2005 was $2.65, $1.96, and $3.63 per share, respectively.

Due to the Company’s failure to remain current in its filing of periodic reports with the SEC during fiscal 2005, and most of 2006, employees, executive officers, and directors were not allowed to exercise options under the 1998 Plan. Since December 2003, individual grants that had been affected by this situation were modified to extend the exercise period of the option through the date the Company became current in its filings with the SEC and options again become exercisable. Since July 1, 2003, modifications of stock option grants include (i) the extension of the post-service exercise period of vested options held by persons who have ceased to remain employed by the Company; (ii) the extension of the option exercise period for maturing options that were fully vested and unexercised; (iii) the acceleration of vesting schedule for certain key employees whose employment terminated due to the sale of the conferencing services business to Premiere; and (iv) the acceleration of vesting schedule for one former officer at termination. For the fiscal years ended June 30, 2006 and 2005, the Company modified stock options related to 8 and 32 employees, respectively. Compensation cost is recognized immediately for options that are fully vested on the date of modification. During the fiscal years ended June 30, 2006 and 2005, the Company expensed $16 and $41, respectively, in compensation cost associated with these modifications. The $16 of costs associated with modifications in fiscal 2006 are included in the $1,141 of SFAS No. 123R compensation expense disclosed above for the fiscal year ended June 30, 2006. The Company did not modify any stock options for the fiscal year ended June 30, 2007.

12.	Significant Customers

Sales to significant customers that represented more than 10 percent of total revenues for the fiscal years ended June 30, 2007, 2006, and 2005 are as follows:

	2007	2006	2005
Customer A	30.4%	24.6%	28.0%
Customer B	13.4%	16.6%	19.2%
Customer C	12.8%	15.0%	16.0%
Total	56.6%	56.2%	63.2%

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in thousands of dollars, except per share amounts)

The following table summarizes the percentage of total gross accounts receivable for the fiscal years ended June 30, 2007 and 2006:

	2007	2006
Customer A	29.3%	19.4%
Customer B	16.7%	16.1%
Customer C	12.2%	11.9%
Total	58.2%	47.4%

These customers facilitate product sales to a large number of end-users, none of which is known to account for more than 10 percent of the Company’s revenue from product sales. Nevertheless, the loss of one or more of these customers could reduce revenues and have a material adverse effect on the Company’s business and results of operations.

13.	Severance Charges

During the fiscal year ended June 30, 2005, the Company recorded a total of $100 in severance associated with the severance agreement with one of the Company’s former Vice-Presidents and a total of $175 in severance associated with the closing of the Germany office. Such costs were included in operating expenses during the year ended June 30, 2005.

During the fiscal year ended June 30, 2006, the Company entered into a settlement agreement and release with its former Vice-President in connection with the cessation of her employment, which generally provided for her resignation from her position and employment with the Company, the payment of severance, and a general release of claims against the Company by her. On February 20, 2006, an agreement was entered into which generally provided for a severance payment of $93 and her surrender and delivery to the Company of 145,000 stock options (86,853 of which were vested).

During the fiscal year ending June 30, 2007, the Company entered into a settlement agreement and release with its former Vice-President in connection with the cessation of his employment, which generally provided for his resignation from his position and employment with the Company, the payment of severance in the amount of $14, net of applicable taxes and a general release of claims against the Company by him.

14.	Retirement Savings and Profit Sharing Plan

The Company has a 401(k) retirement savings and profit sharing plan to which it makes discretionary matching contributions, as authorized by the Board of Directors. All full-time employees who are at least 21 years of age and have a minimum of sixty days of service with the Company are eligible to participate in the plan. The Company’s contribution is determined annually by the board of directors. The Company’s retirement plan contribution expense for the fiscal years ended June 30, 2007, 2006, and 2005 totaled $77, $61, and $53, respectively.

15.	Income Taxes

Income (loss) from continuing operations before income taxes consisted of the following:

	Years Ended June 30,
	2007	2006	2005

U.S.	$5,184	$(1,113)	$(1,475)
Non-U.S.	60	48	52
	$5,244	$(1,065)	$(1,423)

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in thousands of dollars, except per share amounts)

The benefit (provision) for income taxes on income from continuing operations consisted of the following:

	Years Ended June 30,
	2007	2006	2005

Current:
U.S. Federal	$(435)	$889	$2,952
U.S. State	(4)	118	439
Non-U.S.	(18)	(2)	(21)
Total current	$(457)	$1,005	$3,370

Deferred:
U.S. Federal	(148)	(619)	(2,236)
U.S. State	(594)	73	(337)
Change in deferred before valuation allowance	(742)	(546)	(2,573)
Decrease (increase) in valuation allowance	742	546	2,573
Total deferred	-	-	-

(Provision) benefit for income taxes	$(457)	$1,005	$3,370

Deferred income taxes are determined based on the differences between the financial reporting and income tax bases of assets and liabilities using enacted income tax rates expected to apply when the differences are expected to be settled or realized. As of June 30, 2007 and 2006, significant components of the net U.S. deferred income tax assets and (liabilities) were as follows:

	2007		2006
	Current	Long-term	Current	Long-term

Deferred revenue	1,075		1,191
Basis difference in intangible assets		676		885
Inventory reserve	870		873
Net operating loss carryforwards		115		799
Accumulated research and development credits		960		591
Alternative minimum tax credits		409		409
Accrued liabilities	242		321
Deductible SFAS 123R compensation expense	436		268
Allowance for sales returns and doubtful accounts	21		19
Other		77		281
Difference in property and equipment basis		(254)		(268)

Total net deferred income tax asset	2,644	1,983	2,672	2,697

Less valuation allowance	(2,644)	(1,983)	(2,672)	(2,697)

Net deferred income tax asset	-	-	-	-

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in thousands of dollars, except per share amounts)

Deferred income tax assets and liabilities were netted by income tax jurisdiction and were reported in the consolidated balance sheets as of June 30, 2007 and 2006, as follows:

	As of June 30,
	2007	2006

Current deferred income tax assets	$-	$128
Long-term deferred income tax assets	-	-
Current deferred income tax liabilities	-	-
Long-term deferred income tax liabilities	-	(128)
Net deferred income tax assets	$-	$-

The Company has not provided for U.S. deferred income taxes or foreign withholding taxes on the undistributed earnings of its non-U.S. subsidiaries since these earnings are intended to be reinvested indefinitely and therefore, the foreign currency translation adjustment included in other comprehensive income has not been tax effected. It is not practical to estimate the amount of additional taxes that might be payable on such undistributed earnings. Total undistributed earnings from foreign subsidiaries were $500, $427, and $367 for the fiscal years ended June 30, 2007, 2006, and 2005, respectively.

As of June 30, 2007, the Company had research credit and alternative minimum tax credit carryforwards for U.S. federal income tax reporting purposes of $493, and $409, respectively, which will begin to expire in 2025. As of June 30, 2007, the Company also had state net operating loss (“NOL”) and research and development tax credit carryforwards of approximately $2,305 and $467, respectively, which expire depending on the rules of the various states to which the carryovers relate. The Company also has a NOL carryforward in its Irish subsidiary. However, the Company is in the process of closing its Irish subsidiary and does not anticipate ever being able to use these losses and has not separately reported these amounts.

The Internal Revenue Code contains provisions that reduce or limit the availability and utilization of NOL and credit carryforwards if certain changes in ownership have taken place. The Company has not determined if it has undergone an ownership change under these provisions. If the Company has undergone an ownership change under these rules, the Company’s ability to utilize its NOLs and credit carryovers may be limited. However, as a result of an ownership change associated with the acquisition of E.mergent, utilization of E.mergent’s NOL and research and development credit carryfowards arising prior to the ownership change date were limited to an amount not to exceed the value of E.mergent on the ownership change date multiplied by the federal long-term tax-exempt rate. If the annual limitation of $1,088 is not utilized in any particular year, it will remain available on a cumulative basis through the expiration date of the applicable NOL and credit carryforwards. SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Valuation allowances were recorded in fiscal 2007, 2006, and 2005 due to the uncertainty of realization of the assets based upon a number of factors, including lack of consistent profitability from continuing operations in recent years. For the years ended June 30, 2007 and 2006, the Company has recorded a valuation allowance against all of its net deferred tax assets. A full valuation allowance was recorded based on the Company’s lack of consistent and cumulative profitability from continuing operations in recent years. The Company believes it is more likely than not that all of the net deferred tax assets will not be realized.

The net change in the Company’s domestic valuation allowance was a decrease of $742 and $546 for the years ended June 30, 2007 and 2006.

16.	Related-Party Transactions

The Company and Edward Dallin Bagley, former Chairman of the Board of Directors and significant shareholder of the Company, jointly filed an action against National Union and Lumbermens Mutual. For additional discussion see Note 9 under The Insurance Coverage Action.

17.	Geographic Sales Information

The United States was the only country to contribute more than 10 percent of total revenues in each fiscal year. The Company’s revenues are substantially denominated in U.S. dollars and are summarized geographically as follows:

	Years Ended June 30,
	2007	2006	2005

United States	$28,336	$25,316	$21,703
All other countries	11,525	10,046	7,384
Total	$39,861	$35,362	$29,087

18.	Closing of Germany Office

During December 2004, the Company closed its Germany office and consolidated its activity with the United Kingdom office. Costs associated with closing the Germany office totaled $305 in fiscal 2005 and included operating leases and severance payments.

19.	Manufacturing Transition

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

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in thousands of dollars, except per share amounts)

The following table summarizes the Company’s restructuring charges for the fiscal years ended June 30, 2007, 2006 and 2005:

	Severance	Manufacturing Facilities Lease	Total

Balance at 06/30/2004	$-	$-	$-
Restructuring charge	70	40	110
Utilized	-	-	-
Balance at 06/30/2005	$70	$40	$110

Utilized	(70)	(107)	(177)
Sublease payments received	-	110	110
Balance at 06/30/2006	$-	$43	$43

Utilized	-	(43)	(43)
Balance at 06/30/2007	$-	$-	$-

20.	Subsequent Events

On July 6, 2007, Edward D. Bagley resigned as director and Chairman of ClearOne Communications, Inc. (“CLRO”) in order to address issues raised by NASDAQ with respect to CLRO’s listing application. The board of directors believes that Bagley has provided valuable leadership during his thirteen year tenure as a CLRO director and as Chairman and therefore CLRO has entered into a consulting arrangement (“Agreement”) in which Bagley will provide CLRO consulting services in connection with strategic decisions and planning. The Agreement, entered into on July 6, 2007, is for a three year period in which CLRO will pay Bagley $4 per month in addition to granting him stock options commensurate with grants of stock options made to CLRO’s directors. Also, in consideration for Bagley’s service as a director of the Company since 1994, and service as the Chairman of the board of directors of CLRO, the company paid Mr. Bagley the sum of $200 upon his resignation as a director.

On July 9, 2007, Zeynep “Zee” Hakimoglu, the Company’s President and Chief Executive Officer, was appointed Chairman of the Board of Directors of ClearOne Communications, Inc.

On July 25, 2007, the Company was advised that the United States Attorney’s Office for the District of Utah indicted two former officers of the Company. The Company is cooperating fully with the U.S. Attorney’s Office in this matter and has been advised that it is neither a target nor a subject of the investigation or indictment. By virtue of certain provisions of the Company’s Articles of Incorporation, bylaws and indemnification agreements with these former officers, the Company has a direct financial obligation to indemnify each former officer for any liability and for all reasonable attorney’s fees and costs incurred in defending against the charges brought by the United States Attorney. Although it is early in the process and therefore difficult to estimate, the Company believes its financial liability under the indemnification agreements will be material and therefore adversely impact the Company’s financial performance for its 2008 fiscal year and possibly beyond. The Company has accrued in its fiscal 2007 for legal fees of the probable amount the Company was able to estimate of its liability associated with the advancement of funds under the indemnification at June 30, 2007. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”, the Company will adjust its contingent liability, as needed, so that it remains an estimable and probable amount of its financial liability as of the date of issuance of the applicable financial statements. The Company believes its liability will adversely impact the Company’s financial performance for its 2008 fiscal year and possibly beyond.