Form 10-Q
period 2007-09-30
CLEARONE COMMUNICATIONS INC
filed 2007-11-13
CIK 840715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  There were 10,848,945 shares of the Company’s Common Stock, par value $0.001, outstanding on November 12, 2007.

CLEARONE COMMUNICATIONS, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED September 30, 2007

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995.  These statements reflect our views with respect to future events based upon information available to us at this time.  These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from these statements.  Forward-looking statements are typically identified by the use of the words “believe,” “may,” “could,” “will,” “should,” “expect,” “anticipate,” “estimate,” “project,” “propose,” “plan,” “intend,” and similar words and expressions; however, not all forward-looking statements contain these words.  Examples of forward-looking statements are statements that describe the proposed development, manufacturing, and sale of our products; statements that describe our results of operations, pricing trends, the markets for our products, our anticipated capital expenditures, our cost reduction and operational restructuring initiatives, and regulatory developments; statements with regard to the nature and extent of competition we may face in the future; statements with respect to the sources of and need for future financing; and statements with respect to future strategic plans, goals, and objectives.  Forward-looking statements are contained in this report in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” and Item 4, “Controls and Procedures” included in this Quarterly Report on Form 10-Q.  The forward-looking statements are based on present circumstances and on our predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences and timing than those now assumed or anticipated.  Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the risk factors discussed in this report under Part II – Other Information, Item 1A, “Risk Factors” and the application of “Critical Accounting Policies” as discussed in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These cautionary statements are intended to be applicable to all related forward-looking statements wherever they appear in this report.  The cautionary statements contained or referred to in this report should also be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. Any forward-looking statements are made only as of the date of this report and ClearOne assumes no obligation to update forward-looking statements to reflect subsequent events, changes in circumstances, or changes in estimates.

References in this quarterly Form 10-Q to “ClearOne”, “we”, “us”, “CLRO” or the “Company” refer to ClearOne Communications, Inc., a Utah corporation, and, unless the context otherwise requires or is otherwise expressly stated, its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CLEARONE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of dollars, except per share amounts)

	(unaudited)
	September 30,	June 30,
	2007	2007
ASSETS
Current assets:
Cash and cash equivalents	$2,506	$2,782
Marketable securities	21,102	19,871
Accounts receivable, net of allowance for doubtful accounts of $56 and $54, respectively	8,053	8,025

Note Receivable	166	163
Inventories, net	7,490	7,263
Income tax receivable	326	0
Deferred income taxes	122	0
Prepaid expenses	336	213
Total current assets	40,101	38,317

Property and equipment, net	2,619	2,694
Note Receiveable - long-term	0	43
Other assets	9	9
Total assets	$42,729	$41,063

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,198	$1,745
Accrued taxes	0	660
Accrued liabilities	3,411	1,874
Deferred product revenue	5,875	4,872
Total current liabilities	11,484	9,151

Deferred rent	816	855
Deferred income taxes, net	122	0
Other long-term liabilities	958	619
Total liabilities	13,380	10,625

Shareholders' equity:
Common stock, par value $.001, 50,000,000 shares authorized,10,937,460 and 10,861,920 shares issued and outstanding, respectively	11	11
Additional paid-in-capital	47,712	47,582
Accumulated deficit	(18,374)	(17,155)
Total shareholders' equity	29,349	30,438
Total liabilities and shareholders' equity	$42,729	$41,063

See accompanying notes to condensed consolidated financial statements

CLEARONE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands of dollars, except per share amounts)

	Three Months Ended September 30,
	2007	2006

Revenue	$9,442	$9,411
Cost of goods sold	4,299	4,316
Gross profit	5,143	5,095

Operating expenses:
Marketing and selling	1,601	1,918
Research and product development	1,756	2,079
General and administrative	2,895	809
Total operating expenses	6,252	4,806

Operating income (loss)	(1,109)	289

Other income (expense), net
Interest Income	313	307
Other, net	28	25
Total other income, net	341	332

Income (loss) from continuing operations before income taxes	(768)	621
Provision (benefit) for income taxes	(171)	19
Income (loss) from continuing operations	(939)	640

Discontinued Operations:
Income from discontinued operations	0	55
Gain on disposal of discontinued operations	24	3
Income tax provision	(9)	(21)
Income from discontinued operations	15	37

Net income (loss)	$(924)	$677

See accompanying notes to condensed consolidated financial statements

 CLEARONE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Unaudited)
(in thousands of dollars, except per share amounts)

	Three Months Ended
	September 30,	September 30,
	2007	2006

Basic earnings per common share from continuing operations	$(0.09)	$0.05
Diluted earnings per common share from continuing operations	$(0.08)	$0.05

Basic earnings per common share from discontinued operations	$-	$-
Diluted earnings per common share from discontinued operations	$-	$-

Basic earnings per common share	$(0.08)	$0.06
Diluted earnings per common share	$(0.08)	$0.06

Basic weighted average shares	10,961,256	12,184,849
Diluted weighted average shares	11,072,565	12,231,744

See accompanying notes to condensed consolidated financial statements

CLEARONE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands of dollars, except per share amounts)

	Three Months Ended
	September 30,	September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss) from continuing operations	$(940)	$640
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operations:
Depreciation and amortization expense	188	268
Stock-based compensation	171	230
Write-off of inventory	331	111
(Gain) loss on disposal of assets and fixed assets write-offs	3	-
Provision for doubtful accounts	2	-
Changes in operating assets and liabilities:
Accounts receivable	(133)	484
Note receivable - Ken-A-Vision	40	(319)
Inventories	(558)	324
Prepaid expenses and other assets	(123)	67
Accounts payable	557	(954)
Accrued liabilities	1,537	(261)
Income taxes	(942)	59
Deferred product revenue	1,003	(622)
Net change in other assets/liabilities	1	(6)
Net cash provided by continuing operating activities	1,137	21
Net cash provided by discontinued operating activities	-	35
Net cash provided by operating activities	1,137	56

Cash flows from investing activities:
Purchase of property and equipment	(155)	(112)
Proceeds from the sale of property and equipment	-	18
Purchase of marketable securities	(5,681)	-
Sale of marketable securities	4,450	-
Net cash used in continuing investing activities	(1,386)	(94)
Net cash provided by discontinued investing activities	15	567
Net cash provided by (used in) investing activities	(1,371)	473

Cash flows from financing activities:
Proceeds from common stock	455	2
Common stock purchased and retired	(566)	(37)
Tax benefit attributable to exercise of stock options	69	-
Net cash (used in) continuing financing activities	(42)	(35)

Net increase (decrease) in cash and cash equivalents	(276)	494
Cash and cash equivalents at the beginning of the period	2,782	1,240
Cash and cash equivalents at the end of the period	$2,506	$1,734

See accompanying notes to condensed consolidated financial statements

CLEARONE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)
(in thousands of dollars, except per share amounts)

	Three Months Ended
	September 30,	September 30,
	2007	2006
Supplemental disclosure of cash flow information:
Cash paid (received) for income taxes	$1,052	$(57)

Supplemental disclosure of non-cash financing activities:
Exchanged accounts receivable from a vendor with acccounts payable to the same vendor	$103	$-
Increase in accumulated deficit and income tax liability as a result of the adoption of FIN48 (see note 6)	$295	$-

See accompanying notes to condensed consolidated financial statements

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands of dollars, except per share amounts)

1.	Basis of Presentation

The accompanying condensed consolidated financial statements, consisting of the condensed consolidated balance sheets as of September 30, 2007 and June 30, 2007, the condensed consolidated statements of operations for the three months ended September 30, 2007 and 2006, and the condensed consolidated statements of cash flows for the three months ended September 30, 2007 and 2006, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q.  Accordingly, certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2007.

In management’s opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for the entire year or for any future period.

2.	Inventory

Inventories, net of reserves, consisted of the following as of September 30, 2007 and June 30, 2007 (in thousands):

	September 30,	June 30,
	2007	2007

Raw materials	$439	$453
Finished goods	4,902	4,695
Consigned inventory	2,149	2,115
Total inventory	$7,490	$7,263

Consigned inventory represents inventory at distributors and other customers where revenue recognition criteria have not been achieved.

3.	Share-Based Payment

The Company’s share-based compensation primarily consists of the following plans:

On September 30, 2007, the Company had one active share-based compensation plan, the 1998 Stock Option Plan (the “1998 Plan”).  Provisions of the 1998 Plan include the granting of up to 2,500,000 incentive and non-qualified stock options.  Options may be granted to directors, officers, and key employees and may be granted upon such terms as the Board of Directors, in their sole discretion, determine.  Through December 1999, 1,066,000 options were granted that would cliff vest after 9.8 years; however, such vesting was accelerated for 637,089 of these options upon meeting certain earnings per share goals through the fiscal year ended June 30, 2003.  Subsequent to December 1999 and through June 2002, 1,248,250 options were granted that would cliff vest after 6.0 years; however, such vesting was accelerated for 300,494 of these options upon meeting certain earnings per share goals through the fiscal year ended June 30, 2005.  As of September 30, 2007, 20,875 and 150,250 of these options that cliff vest after 9.8 and 6.0 years, respectively, remain outstanding.

Of the options granted subsequent to June 2002, all vesting schedules are based on 3 or 4-year vesting schedules, with either one-third or one-fourth vesting on the first anniversary and the remaining options vesting ratably over the remainder of the vesting term. Generally, directors and officers have 3-year vesting schedules and all other employees have 4-year vesting schedules. Additionally, in the event of a change in control or the occurrence of a corporate transaction, the Company’s Board of Directors have the authority to elect that all unvested options shall vest and become exercisable immediately prior to the event or closing of the transaction. All options outstanding as of September 30, 2007 had contractual lives of ten years. Under the 1998 Plan, 2,500,000 shares were authorized for grant. The 1998 Plan expires June 10, 2008, or when all the shares available under the plan have been issued if this occurs earlier. As of September 30, 2007, there were 1,391,317 options outstanding under the 1998 Plan, which includes the cliff vesting and 3 or 4-year vesting options discussed above.

The Company also has an Employee Stock Purchase Plan (“ESPP”).  Employees can purchase common stock through payroll deductions of up to 10 percent of their base pay.  Amounts deducted and accumulated by the employees are used to purchase shares of common stock on or about the last day of each month.  The Company contributes to the account of the employee one share of common stock for every nine shares purchased by the employee under the ESPP.  The program was suspended during the period the Company failed to remain current in its filing of periodic reports with the SEC and reinstated in fiscal year 2007 after the Company became current.

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

During the first fiscal quarter of 2007, the Company completed the sales of its document and educational camera product line to Ken-A-Vision Manufacturing.  Additionally, during fiscal 2005, the Company completed the sale of its Canadian audiovisual integration services, OM Video, to 6351352 Canada Inc, a Canada corporation (the “OM Purchaser”).  Accordingly, the results of operations and the financial position have been reclassified in the accompanying condensed consolidated financial statements as discontinued operations.  Summary operating results of the discontinued operations are as follows (in thousands of dollars):

	Three Months Ended
	September 30,	September 30,
	2007	2006

Income from discontinued operations:
Ken-A-Vision	$-	$55

Gain on disposal of discontinued operations:
Ken-A-Vision	$-	$3
OM Video	24	-
Total gain on disposal of discontinued operations	24	3

Income tax (provision) benefit:
Ken-A-Vision	$-	$(21)
OM Video	(9)	-
Total income tax (provision) benefit	(9)	(21)

Total income from discontinued operations, net of income taxes:
Ken-A-Vision	$-	$37
OM Video	15	-
Total income from discontinued operations,net of income taxes	$15	$37

OM Video

On March 4, 2005, the Company sold all of the issued and outstanding stock of its Canadian subsidiary, ClearOne Communications of Canada, Inc. (“ClearOne Canada”) to 6351352 Canada Inc., a Canada corporation. ClearOne Canada owned all the issued and outstanding stock of Stechyson Electronics, Ltd., which conducts business under the name OM Video. The Company agreed to sell the stock of ClearOne Canada for $200 in cash; a $1.3 note receivable over a 15-month period, with interest accruing on the unpaid balance at the rate of 5.3 percent per year; and contingent consideration ranging from 3.0 percent to 4.0 percent of related gross revenues over a five-year period. In June 2005, the Company was advised that the OM Purchaser had settled an action brought by the former employer of certain of OM Purchaser’s owners and employees alleging violation of non-competition agreements. The settlement reportedly involved a cash payment and an agreement not to sell certain products for a period of one year. Based on an analysis of the facts and circumstances that existed at the end of fiscal 2005, and considering the guidance from Topic 5U of the SEC Rules and Regulations, “Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity,” the gain is being recognized as cash is collected (as collection was not reasonably assured). Through December 31, 2005, all required payments had been made however, 6351352 Canada Inc. failed to make any subsequent, required payments under the note receivable until June 30, 2006, when we received a payment of $50. The Company reevaluated its options and concluded that its best course of action was to enforce its security and appoint a receiver over the assets of OM Video. As of September 30, 2007, the amount of the promissory note and contingent earn-out provision was approximately $660 which is net of $632 collected through receivership. The Company expects to collect up to an additional $5 which is net of receiver fees, over the next several periods.

5.	Shareholders’ Equity

The Company’s shareholders’ equity of $29.3 million at September 30, 2007 declined approximately $1.1 million from June 30, 2007. During the first three months of fiscal 2008, the Company reported a loss of $924, reduced its July 1, 2007 balance of retained earnings by $295 upon its adoption of FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes and repurchased 88,000 shares at aggregate cost of $566.  These items were partially offset by approximately $240 in stock-based compensation and related tax benefits and $455 upon the exercise of 163,495 stock options.

6.	Income Taxes

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts.

We adopted the provisions of FIN 48 on July 1, 2007.  Upon adoption, we recognized a FIN 48 liability of $755 for permanent tax items. Included in the $755 liability is approximately $78 in interest and penalties related to unrecognized tax benefits. We also recognized $159 of temporary FIN 48 liability. After taking our SFAS 5 “Accounting for Contingencies” contingent liability balance of $618 from June 30, 2007 we posted a cumulative-effect adjustment of approximately $295, increasing our liability for unrecognized tax benefits and reducing the July 1, 2007 balance of retained earnings. The total liability for unrecognized tax benefits at July 1, 2007, including temporary tax differences, was approximately $914.

During our first fiscal quarter of 2008, we recorded approximately $45 related to unrecognized tax benefits that would favorably impact our effective tax rate if recognized. Included in this amount is approximately $8 related to interest and penalties.  The total outstanding balance for liabilities related to unrecognized tax benefits at September 30, 2007 was $958 of which $86 was associated with interest and penalties. We account for interest expense and penalties for unrecognized tax benefits as part of our income tax provision.

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

7.	Contingent Liability

In accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, the Company accrued $1.8 million in its fiscal 2008 first quarter, representing the probable amount that as of the date of the financial statements could be reasonably estimated of its liability, through trial, associated with the advancement of funds related to indemnification agreements with two former officers. As disclosed in July 2007, the Company was informed that two of its former officers have been indicted by the United States Attorney's Office for the District of Utah. The Company has been advised that a trial date has been set for January 22, 2008. The Company is cooperating fully with the U.S. Attorney's office in this matter and has been advised that it is neither a target nor a subject of the investigation or indictment.

8.	Recent Accounting Pronouncements

In September 2006,  the Financial Accounting Standards Board (“FASB”) issued the Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value  Measurements.”  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value.  SFAS 157 expands the disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The disclosures focus on the inputs used to measure fair value, the recurring fair value measurements using significant  unobservable inputs and the effect of the measurement on earnings (or changes in net assets) for the period.  The guidance in SFAS 157 also applies for derivatives and other financial instruments measured at fair value under Statement 133 “Accounting  for Derivative Instruments and Hedging Activities” at initial recognition and in all subsequent periods. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We are currently reviewing the requirements of SFAS 157, and at this point in time, have not determined what impact, if any, SFAS 157 will have on our results of operations and financial position.

In February 2007, the FASB issued SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities.”  This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently  required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This statement requires a business entity to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  An entity may decide whether to elect the fair value option for each eligible item on its election date, subject to certain requirements described in the statement. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We are currently reviewing the requirements of this statement and, at this point in time, have not determined the impact, if any, that this statement may have on our results of operations and financial position.

9.	Compromise Agreement and Release

The Company entered into a compromise agreement and release with its former Managing Director of Clear One Communications, Ltd. in connection with the cessation of his employment, which generally provided for his resignation from his position and employment with the Company, the payment of remuneration of approximately $94 representing six months’ notice, $10 for accrued but unused holiday pay, $32 severance, and a general release of claims against the Company by him.

10.	Subsequent Events

Pursuant to the Company’s warehouse lease agreement dated September 20, 2006, the Company modified the terms generally providing that effective March 31, 2008, the Company will lease approximately 6,000 square feet for $3 per month which will be used by the Company for document and equipment storage. The Company currently leases approximately 17,000 square feet of warehouse space for $8 per month.

On Monday, November 5, 2007, Chief Judge Tena Campbell of the United States District Court, District of Utah, Central Division, in the case of ClearOne Communications, Inc. v. Andrew Chiang. et al.. Civil No 2:07ev00037TC, issued an order establishing the amount for the bond to be posted by ClearOne in conjunction with the Court's grant of ClearOne's motion for a preliminary injunction. This preliminary injunction order was issued by Chief Judge Tena Campbell on October 30, 2007 and is more fully described in the Form 8-K filed by the Company on November 1, 2007. The bond was set in the amount of $908. In accordance with the order, the Company placed the bond with the clerk of the Court on November 6, 2007. This litigation is subject to all of the risks and uncertainties of litigation and there can be no assurance as to the probable result of litigation.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes to condensed consolidated financial statements included in this Form 10-Q and our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2007 filed with the SEC and management’s discussion and analysis contained therein.  This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions, as set forth under “Disclosure Regarding Forward-Looking Statements.”  Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the following discussion and under the caption “Risk Factors” in Part II, Item 1A, as well as other information found in the documents we file from time to time with the SEC.  Unless otherwise indicated, all references to a year reflect our fiscal year that ends on June 30.

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

We provide a right of return on product sales to distributors.  Currently, we do not have sufficient historical return experience with our distributors that is predictive of future events given historical excess levels of inventory in the distribution channel.  Accordingly, revenue from product sales to distributors is not recognized until the return privilege has expired, which approximates when product is sold-through to customers of the Company’s distributors (dealers, system integrators, value-added resellers, and end-users) rather than when the product is initially shipped to a distributor.  We evaluate, at each quarter-end, the inventory in the channel through information provided by certain of our distributors.  The level of inventory in the channel will fluctuate up or down, each quarter, based upon our distributors’ individual operations.  Accordingly, each quarter-end revenue deferral is calculated and recorded based upon the underlying, estimated channel inventory at quarter-end.  Although, certain distributors provide certain channel inventory amounts, we make judgments and estimates with regard to the amount of inventory in the entire channel, for all customers and for all channel inventory items, and the appropriate revenue and cost of goods sold associated with those channel products.  Although these assumptions and judgments regarding total channel inventory revenue and cost of goods sold could differ from actual amounts, we believe that our calculations are indicative of actual levels of inventory in the distribution channel.  As of September 30, 2007, the Company deferred $5.9 million in revenue and $2.2 million in cost of goods sold related to products sold where return rights had not lapsed.  The amounts of deferred cost of goods sold were included in consigned inventory.  The following table details the amount of deferred revenue and cost of goods sold at each period end for the 21-month period ended September 30, 2007 (in thousands).

	Deferred Revenue	Deferred Cost of Goods Sold	Deferred Gross Profit

September 30, 2007	$5,875	$2,149	$3,726
June 30, 2007	4,872	2,115	2,757
March 31, 2007	5,111	2,265	2,846
December 31, 2006	4,711	2,166	2,545
September 30, 2006	5,249	2,541	2,708
June 30, 2006	5,871	2,817	3,054
March 31, 2006	5,355	2,443	2,912
December 31, 2005	4,936	2,199	2,737

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

Purchased Intangibles

We assess the impairment of intangibles annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Some factors we consider important which could trigger an impairment review include the following:

•	Significant underperformance relative to projected future operating results;
•	Significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and
•	Significant negative industry or economic trends.

If we determine that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment, we would typically measure any impairment based on a projected discounted cash flow method using a discount rate determined by us to be commensurate with the risk inherent in our current business model.  We evaluate intangibles for impairment at least annually.

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

Accounting for Income Taxes

We are subject to income taxes in both the United States and in certain non-U.S. jurisdictions.  We estimate our current tax position together with our future tax consequences attributable to temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation, and other reserves for tax and accounting purposes.  These temporary differences result in deferred tax assets and liabilities.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, prior year carryback, or future reversals of existing taxable temporary differences.  To the extent we believe that recovery is not more likely than not, we establish a valuation allowance against these deferred tax assets.  Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets.  To the extent we establish a valuation allowance in a period, we must include an expense for the allowance within the tax provision in the condensed consolidated statement of operations. The reversal of a previously established valuation allowance results in a benefit for income taxes. As of September 30, 2007 we continued to be fully reserved against our net deferred tax assets which total to approximately $5.2 million.

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

Under SFAS No. 123R, we measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the awards – the requisite service period (usually the vesting period).  No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  Therefore, if an employee does not ultimately render the requisite service, the costs associated with the unvested options will not be recognized, cumulatively.

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

ANALYSIS OF RESULTS OF OPERATIONS

Results of Operations for the three months or the first fiscal quarter (“1Q”) ended September 30, 2007 and 2006

The following table sets forth certain items from our unaudited condensed consolidated statements of operations (in thousands) for the three months ended September 30, 2007 and 2006, together with the percentage of total revenue which each such item represents:

	Three Months Ended (In thousands)
	2007		2006
	% of Revenue		% of Revenue
Product Revenue:	$9,442	100.0%	$9,411	100.0%

Cost of goods sold:
Total cost of goods sold	4,299	45.5%	4,316	45.9%
Gross profit	5,143	54.5%	5,095	54.1%

Operating expenses:
Marketing and selling	1,601	17.0%	1,918	20.4%
Research and product development	1,756	18.6%	2,079	22.1%
General and administrative	2,895	30.7%	809	8.6%
Total operating expenses	6,252	66.2%	4,806	51.1%

Revenue

Although 1Q 2008 revenue of $9.4 million was about even with 1Q 2007, the Company realized growth in its professional audio and personal conferencing products which collectively increased approximately $415,000 over 1Q 2007. The 1Q 2008 increases were offset by an approximate $385,000 collective decline in the Company’s premium, tabletop and conferencing furniture lines over the same period of 2007. The Company has not yet been able to fully penetrate and realize the potential within the premium or tabletop markets but continues to believe it has the differentiated products to become a formidable competitor in this space.

We evaluate, at each quarter-end, the inventory in the channel through information provided by certain of our distributors.  The level of inventory in the channel will fluctuate up or down, each quarter, based upon our distributors’ individual operations.  Accordingly, each quarter-end revenue deferral is calculated and recorded based upon the underlying, estimated channel inventory at quarter-end.  During 1Q 2008 and 2007, the net change in deferred revenue based on the net movement of inventory in the channel was a net deferral of ($1 million) and net recognition of $622,000 in revenue, respectively.

Total revenues from sales outside of the United States accounted for 22% of total revenue for the three months ended September 30, 2007 and 26% of total revenue for the three months ended September 30, 2006, respectively.

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

The following table displays our COGS and gross profit together with each item’s amount as a percentage of total revenue:

	Three Months Ended
	(in thousands)
	September 30,		September 30,
	2007		2006
	% of Revenue		% of Revenue
Product Revenue:	$9,442	100.0%	$9,411	100.0%

Cost of goods sold:
Total cost of goods sold	4,299	45.5%	4,316	45.9%
Gross profit	5,143	54.5%	5,095	54.1%

The Company’s gross profit margin (GPM), gross profit as a percentage of sales, was 54.5% and 54.1% in 1Q 2008 and 1Q 2007, respectively. Although GPM for each comparative quarter was about the same, the Company realized a favorable sales mix in 1Q08 as its highest margin professional audio conferencing products represented a larger portion of total revenue than in 1Q07, but GPM was negatively impacted by an increase in the Company’s reserve for inventory obsolescence required to account for an increase in slow-moving inventory in addition to unfavorable manufacturing variances.

Operating Expenses

Operating expenses include sales and marketing, general and administrative and research and development expenses. 1Q 2008 operating expenses were $6.2 million, an increase of $1.4 million, or 29%, from $4.8 million for 1Q 2007. The following is a more detailed discussion of expenses related to operating expenses.

Sales and Marketing expenses.  Sales and marketing (S&M) expenses include selling, customer service, and marketing expenses such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses.  1Q 2008 S&M expenses decreased approximately $300,000, or 17%, to $1.6 million compared to 1Q 2007 expenses of $1.9 million. As a percentage of revenues, 1Q 2008 and 2007 marketing and selling expenses were 17.0% and 20.4%, respectively.  The lower total 1Q 2008 S&M expenses in dollar terms and as a percentage of sales from 1Q 2007 can be attributed primarily to lower payroll and related expenses associated with lower overall S&M headcount.

Research and product development expenses.  Research and product development (R&D) expenses include research and development, product line management, engineering services, and test and application expenses, including employee-related costs, outside services, expensed materials, depreciation, and an allocation of overhead expenses.  1Q 2008 R&D expenses decreased to $1.8 million from $2.1 million in 1Q 2007.  As a percentage of revenues, 1Q 2008 and 2007 R&D expenses were 18.6% and 22.1%, respectively. The 1Q 2008 percentage and dollar decreases were due primarily to lower R&D project expenses as compared to 1Q 2007 when the Company was heavily involved in working towards launching its next generation of professional product, Converge Pro.

General and administrative expenses.  General and administrative (G&A) expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs, including costs associated with the SEC investigation and subsequent litigation, and corporate administrative costs, including finance and human resources. 1Q 2008 G&A expenses increased $2.1 million to $2.9 million compared to 1Q 2007 expenses of $800,000. 1Q 2008 and 2007 G&A expenses were 30.7% and 8.6% of sales, respectively.  The significant 1Q 2008 increase was primarily due estimating and establishing a $1.8 million accrual for a contingent liability. In accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, the Company accrued $1.8 million in its fiscal 2008 first quarter, representing the probable amount that as of the date of the financial statements could be reasonably estimated of its liability, through trial, associated with the advancement of funds related to indemnification agreements with two former officers. As disclosed in July 2007, the Company was informed that two of its former officers have been indicted by the United States Attorney's Office for the District of Utah. The Company has been advised that a trial date has been set for January 22, 2008. The Company is cooperating fully with the U.S. Attorney's office in this matter and has been advised that it is neither a target nor a subject of the investigation or indictment. Also, during 1Q 2008 the Company paid Edward D. Bagley, the Company’s former director and Chairman the sum of $200,000 upon his resignation and in consideration for his service as a director of the Company since 1994.

Operating income.  1Q 2008 operating loss was ($1.1 million) compared to operating income of $289,000 in 1Q 2007.  The 1Q 2008 operating income decrease of approximately $1.4 million was due mainly to the $1.8 million contingent liability charged to general & administrative expenses associated with the advancement of funds under the indemnification agreements with two former officers, partially offset by the $300,000 decreases in both the S&M and R&D expenses discussed above.

Other income, net.  Other income, net, includes interest income, interest expense, capital gains, gain (loss) on the disposal of assets, and currency gain (loss).  1Q 2008 other income was $341,000, slightly higher from other income of $332,000 in 1Q 2007.

Income (loss) from continuing operations before income taxes.  1Q 2008 loss from continuing operations was ($939,000) compared to income of $640,000 in 1Q 2007.  As a percentage of revenues, 1Q 2008 and 2007 income (loss) from continuing operations was (9.9%) and 6.8%, respectively. The Company’s 1Q 2008 operating loss was partially offset by the $341,000 in other income in addition to the $171,000 benefit from income taxes.

Income (loss) from discontinued operations, net of tax.   During 1Q 2008 and 2007 we recorded income from discontinued operations, net of tax of $15,000 and $37,000, respectively. The 1Q 2008 income was exclusively related to funds received through the receivership of OM Video. The 1Q 2007 income of $37,000 was related to income from the discontinued operations of the document and educational camera product line.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, our cash and cash equivalents were approximately $2.5 million and our marketable securities were approximately $21.1 million, representing an overall increase of about $950,000 in our balances from June 30, 2007 which had cash and cash equivalents of approximately $2.8 million and marketable securities of approximately $19.8 million.

Net cash flows provided by operating activities were $1.1 million for the three months ended September 30, 2007, an increase of $1.1 million from the net cash flows provided by operating activities of $56,000 for the three months ended September 30, 2006.  The year-over-year increase can be attributed primarily to cash provided by changes in working capital of about $2.6 million partially offset by the approximately $1.6 million decrease in net income from continuing operations.

Net cash flows used in investing activities were approximately $1.4 million for the three months ended September 30, 2007, a decrease of about $1.8 million from the net cash flows provided by investing activities of $473,000 for the three months ended September 30, 2006.  The change was primarily attributable to the purchase of $1.2 million in marketable securities and during the three months ending September 30, 2007.

Net cash (used in) financing activities for the three months ended September 30, 2007 totaled ($42,000) and was attributed to the Company’s repurchase of approximately 88,000 shares of common stock for $566,000, partially offset by the receipt of $455,000 from the exercise of stock options and $69,000 related to the tax benefit attributable to the exercise of those stock options.

Management believes that future income from operations and effective management of working capital will provide the liquidity needed to finance growth plans. In addition to capital expenditures, the Company plans to use cash during the remainder of fiscal 2008 for selective infusions of technological, marketing or product manufacturing rights to broaden the Company's product offerings; for continued share repurchases; and if available for a reasonable price, acquisitions that may strategically fit the Company’s business and are accretive to performance.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk has not changed materially since June 30, 2007.

Item 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the required time periods and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  The effectiveness of any system of disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing, and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate improper conduct completely.  A controls system, no matter how well-designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  As a result, there can be no assurance that our disclosure controls and procedures will detect all errors or fraud.

As required by Rule 13a-15 under the Exchange Act, we have completed an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of September 30 , 2007.
Based upon this evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of September 30, 2007.

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Legal Proceedings.  In addition to the legal proceedings described below, we are also involved from time to time in various claims and other legal proceedings which arise in the normal course of business. Such matters are subject to many uncertainties and outcomes that are not predictable. However, based on the information available to us as of November 9, 2007 and after discussions with legal counsel, we do not believe any such other proceedings will have a material, adverse effect on our business, results of operations, financial position, or liquidity, except as described below.

Theft of Intellectual Property and Copyright Complaints. In January 2007, the Company filed a lawsuit in the Third Judicial District Court, Salt Lake County, State of Utah against WideBand Solutions, Inc. and two of its principals, one former employee named Dr. Jun Yang, and one previously affiliated with the Company (the “Intellectual Property Case”). ClearOne also brought claims against Biamp Systems Corporation, Inc. The matter was subsequently removed to federal court, the United States District Court, District of Utah, Central Division. The case is styled ClearOne Communications, Inc. v. Jun Yang, et. al. Civil No. 2:07-co-37 TC.  The Complaint brings claims against different combinations of the defendants for, among other things, misappropriation of certain trade secrets, breach of contract, conversion, unjust enrichment and intentional interference with business and contractual relations. The relief being sought by the Company includes an order enjoining the defendants from further use of the Company’s trade secrets and an award consisting of, among other things, compensation and damages related to the unjust enrichment of the defendants. The Court subsequently granted leave to add a third WideBand principal as a defendant to the case. In August 2007, the Company filed a motion for a preliminary injunction in the United States District Court, District of Utah, seeking to enjoin Wideband Solutions, Inc. from licensing certain technology the Company believes constitutes its intellectual property and trade secrets to Harman Music Group, Inc.  On October 30, 2007, the Chief Judge of the United States District Court, the Honorable Tena Campbell, issued a Memorandum Decision and Order (the “Injunction Order”).  The Injunction Order “GRANTS ClearOne’s motion for a Preliminary Injunction,” and orders that “Dr. Yang, as well as his agents, servants, officers, employees, entities and those acting under his direction and control, are hereby enjoined from working on or delivering any computer code – either source code or object code – to Harman until the completion of the trial.”  In reaching its decision, the Court found that Dr. Yang was subject to a valid and enforceable Confidentiality, Non-Competition, and Invention Assignment Agreement (the “NDA”), and that ClearOne had demonstrated “a substantial likelihood that ClearOne will succeed on its claims that Dr. Yang violated the NDA” and derived the code that WideBand was attempting to license to Harman from code belonging to ClearOne. The Injunction Order is Docket Entry 572. On Monday, October 29, 2007, the Company filed a second action against WideBand and the same three principals named as defendants in the Intellectual Property Case, this time alleging copyright infringement, vicarious copyright infringement, and contributory copyright infringement (the “Copyright Case”). The claims in the Copyright Case arise out of a copyright issued to the Company for the same computer code that is the subject of the claims in the Intellectual Property Case. The relief being sought by the Company includes an order enjoining the defendants from further use of the Company’s copyrighted material, and an award consisting of, among other things, compensation and damages related the copyright infringement. The defendants in the Copyright Case have not yet filed a response. This litigation is subject to all of the risks and uncertainties of litigation and there can be no assurance as to the probable result of this litigation.

Former Officer Indemnification. In July 2007, the Company was advised that the United States Attorney’s Office for the District of Utah indicted two former officers of the Company. The Company has been advised that a trial date has been set for January 22, 2008. The Company is cooperating fully with the U.S. Attorney’s office in this matter and has been advised that it is neither a target nor a subject of the investigation or indictment. By virtue of certain provisions of the Company’s Articles of Incorporation, Bylaws and indemnification agreements with these former officers, the Company has a direct financial obligation to advance funds related to the indemnification agreements with each former officer for any liability and for all reasonable attorney’s fees and costs incurred in defending against the charges brought by the United States Attorney. In accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, ClearOne accrued $1.8 million in its fiscal 2008 first quarter, representing the probable amount that as of the date of the financial statements could be reasonably estimated of its liability, through trial, associated with the advancement of funds related to the indemnification agreements. The $1.8 million accrual is management’s best estimate of the Company’s liability as of the date of the issuance of its financial statements. In accordance with SFAS 5, the Company will adjust its contingent liability, as necessary, to reflect the probable amount of its liability that can be reasonably estimated. The Company’s actual liability may be higher or lower than management’s estimate upon final resolution of the matter.

ITEM 1A.	RISK FACTORS

Investors should carefully consider the risks described below. The risks described below are not the only ones we face and there are risks that we are not presently aware of or that we currently believe are immaterial that may also impair our business operations. Any of these risks could harm our business. The trading price of our common stock could decline significantly due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q, including our September  30, 2007 unaudited condensed consolidated financial statements and related notes.

Risks Relating to Our Business

We face intense competition in all markets for our products and services; our operating results will be adversely affected if we cannot compete effectively against other companies.

As described in more detail in the section entitled “Competition,” in our Annual Report on Form 10-K for the year ended June 30, 2007, the markets for our products and services are characterized by intense competition and pricing pressures and rapid technological change.  We compete with businesses having substantially greater financial, research and development, manufacturing, marketing, and other resources.  If we are not able to continually design, manufacture, and successfully introduce new or enhanced products or services that are comparable or superior to those provided by our competitors and at comparable or better prices, we could experience pricing pressures and reduced sales, gross profit, profits, and market share, each of which could have a materially adverse effect on our business.

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

We market our products primarily through a network of distributors who in turn sell our products to systems integrators, dealers, and value-added resellers. All of our agreements with such distributors and other distribution participants are non-exclusive, terminable at will by either party and generally short-term. No assurances can be given that any or all such distributors or other distribution participants will continue their relationship with us. Distributors and to a lesser extent systems integrators, dealers, and value-added resellers cannot easily be replaced, and the loss of revenues and our inability to reduce expenses to compensate for the loss of revenues could adversely affect our net revenues and profit margins.

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

We defer recognition of revenue from product sales to distributors until the return privilege has expired, which approximates when product is sold-through to customers of our distributors. We evaluate, at each quarter-end, the inventory in the channel through information provided by certain of our distributors. We use this information along with our judgment and estimates to determine the amount of inventory in the entire channel, for all customers and for all inventory items, and the appropriate revenue and cost of goods sold associated with those channel products. We cannot guarantee that the third party data, as reported, or that our assumptions and judgments regarding total channel inventory revenue and cost of goods sold, will be accurate. We periodically audit a limited number of distributors.

We depend on an outsourced manufacturing strategy.

In August 2005, we entered into a manufacturing agreement with a manufacturing services provider, to manufacturer substantially all the products that were previously manufactured at our Salt Lake City, Utah manufacturing facility. Subsequently, we entered into agreements with offshore manufacturers who also manufacture several of our product lines. If these manufacturers experience difficulties in obtaining sufficient supplies of components, component prices significantly exceed anticipated costs, an interruption in their operations, or otherwise suffer capacity constraints, we would experience a delay in shipping these products which would have a negative impact on our revenues. Should there be any disruption in services due to natural disaster, economic or political difficulties, quarantines, transportation restrictions, acts of terror, or other restrictions associated with infectious diseases, or other similar events, or any other reason, such disruption would have a material adverse effect on our business. Operating in the international environment exposes us to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, and potentially adverse tax consequences, which could materially affect our results of operations. Currently, we have no second source of manufacturing for some of our products.

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

International sales represent a significant portion of our total product sales. We anticipate that the portion of our total product revenue from international sales will continue to increase as we further enhance our focus on developing new products, establishing new distribution partners, strengthening our presence in key growth areas, and improving product localization with country-specific product documentation and marketing materials. Our international business is subject to the financial and operating risks of conducting business internationally, including:

•	unexpected changes in, or the imposition of, additional legislative or regulatory requirements;
•	unique environmental regulations;
•	fluctuating exchange rates;
•	tariffs and other barriers;
•	difficulties in staffing and managing foreign sales operations;
•	import and export restrictions;
•	greater difficulties in accounts receivable collection and longer payment cycles;
•	potentially adverse tax consequences;
•	potential hostilities and changes in diplomatic and trade relationships; and
•	disruption in services due to natural disaster, economic or political difficulties, quarantines, transportation, or other restrictions associated with infectious diseases.

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

Items 2(a) and (b) are not applicable
(c) Stock Repurchases

The following table details purchases by ClearOne of its own securities during 1Q 2008.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May by Purchased Under the Plans or Programs (1)
July 1, 2007 – July 31, 2007	0	N/A	0	$721,000
August 1, 2007 – August 31, 2007	51,243	$6.11	51,243	$3,312,000
September 1, 2007 – September 30, 2007	37,012	$6.84	37,012	$3,059,000
Total	88,255		88,255

(1)
On August 31, 2006, the Company’s Board of Directors approved a stock buy-back program to purchase up to $2 million of the Company’s common stock over the following 12 months on the open market. All repurchased shares were retired. The stock buy-back program expired in August 2007.

On August 30, 2007, the Company’s Board of Directors approved a stock buy-back program to purchase up to $3.6 million of the Company’s common stock over the next 12 months in open market and private block transactions. All repurchased shares will be retired.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

Item 5.	OTHER INFORMATION

Not Applicable.

Item 6.	EXHIBITS

Exhibit	SEC Ref.
No.	No.	Title of Document	Location
10.1	10	Compromise Agreement between ClearOne Communications UK Limited and Martin James Offwood dated August 13, 2007	This filing
10.2	10	Warehouse Lease Agreement between Woodenshoe Development and ClearOne Communications, Inc. dated October 5, 2007	This filing
10.3	10	Warehouse Lease Agreement between Alder Construction Company and ClearOne Communications, Inc. dated September 20, 2006	Incorp. by reference[1]
31.1	31	Section 302 Certification of Chief Executive Officer	This filing
31.2	31	Section 302 Certification of Principal Financial Officer	This filing
32.1	32	Section 906 Certification of Chief Executive Officer	This filing
32.2	32	Section 906 Certification of Principal Financial Officer	This filing

1 Incorporated by reference to the Registrant’s Form 10-Q for the period ended September 30, 2006

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARONE COMMUNICATIONS, INC.

November 12, 2007	By:	/s/ Zeynep Hakimoglu
Zeynep Hakimoglu
President and Chief Executive Officer
(Principal Executive Officer)

November 12, 2007	By:	/s/ Greg A. LeClaire
Greg A. LeClaire
VP Finance
(Principal Financial and Accounting Officer)