Form 10-Q
period 2007-12-31
CLEARONE COMMUNICATIONS INC
filed 2008-02-11
CIK 840715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒            Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  There were 10,723,447 shares of the Company’s Common Stock, par value $0.001, outstanding on February 8, 2008.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARONE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of dollars, except per share amounts)

	(unaudited)	(audited)
	December 31,	June 30,
	2007	2007
ASSETS
Current assets:
Cash and cash equivalents	$3,014	$2,782
Marketable securities	19,676	19,871
Accounts receivable, net of allowance for doubtful accounts	7,790	8,025
of $60 and $54, respectively
Deposit, Bond for Preliminary Injunction	908	0
Note Receivable	126	163
Inventories, net	6,792	7,263
Deferred income taxes	124	0
Prepaid expenses	512	213
Total current assets	38,942	38,317

Property and equipment, net	2,651	2,694
Note Receiveable - long-term	0	43
Other assets	9	9
Total assets	$41,602	$41,063

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,294	$1,745
Accrued taxes	0	660
Accrued liabilities	3,047	1,874
Deferred product revenue	4,980	4,872
Total current liabilities	9,321	9,151

Deferred rent	777	855
Deferred income taxes, net	124	0
Other long-term liabilities	1,084	619
Total liabilities	11,306	10,625

Shareholders' equity:
Common stock, par value $0.001, 50,000,000 shares authorized,
10,771,165 and 10,861,920 shares issued and outstanding, respectively	11	11
Additional paid-in capital	46,877	47,582
Accumulated deficit	(16,592)	(17,155)
Total shareholders' equity	30,296	30,438
Total liabilities and shareholders' equity	$41,602	$41,063

See accompanying notes to condensed consolidated financial statements

CLEARONE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands of dollars, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006

Product Revenue:	$10,787	$10,107	$20,229	$19,518

Cost of goods sold:
Total cost of goods sold	4,414	4,860	8,714	9,176
Gross profit	6,373	5,247	11,515	10,342

Operating expenses:
Sales and marketing	1,578	1,789	3,180	3,707
General and administrative	1,198	688	4,093	1,497
Research and product development	1,678	1,855	3,433	3,934
Total operating expenses	4,454	4,332	10,706	9,138

Operating income	1,919	915	809	1,204

Other income, net:
Interest income	296	283	610	590
Other, net	15	37	43	62
Total other income, net	311	320	653	652

Income (loss) from continuing operations before income taxes	2,230	1,235	1,462	1,856
(Provision) benefit from income taxes	(449)	(155)	(620)	(136)
Income from continuing operations	1,781	1,080	842	1,720

Discontinued operations:
Income from discontinued operations	-	20	-	75
Gain on disposal of discontinued operations	1	(13)	25	(10)
Income tax provision	-	(3)	(9)	(24)
Income from discontinued operations	1	4	16	41

Net income	$1,782	$1,084	$858	$1,761

See accompanying notes to condensed consolidated financial statements

CLEARONE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
(Unaudited)
(in thousands of dollars, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006

Basic earnings per common share from continuing operations	$0.16	$0.09	$0.08	$0.14
Diluted earnings per common share from continuing operations	$0.16	$0.09	$0.08	$0.14

Basic earnings per common share from discontinued operations	$0.00	$0.00	$0.00	$0.00
Diluted earnings per common share from discontinued operations	$0.00	$0.00	$0.00	$0.00

Basic earnings per common share	$0.16	$0.09	$0.08	$0.15
Diluted earnings per common share	$0.16	$0.09	$0.08	$0.15

Basic weighted average shares	10,840,193	11,922,641	10,900,725	12,053,745
Diluted weighted average shares	10,941,491	11,957,706	11,012,239	12,100,794

See accompanying notes to condensed consolidated financial statements

CLEARONE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands of dollars, except per share amounts)

	Six Months Ended
	December 31,	December 31,
	2007	2006
Cash flows from operating activities:
Net income from continuing operations	$842	$1,720
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operations:
Depreciation and amortization expense	384	479
Stock-based compensation	372	453
Write-off of inventory	406	281
(Gain) loss on disposal of assets and fixed assets write-offs	4	-
Provision for doubtful accounts	6	-
Changes in operating assets and liabilities:
Accounts receivable	61	102
Deposit - Bond	(908)	-
Note receivable - Ken-A-Vision	80	(282)
Inventories	65	424
Prepaid expenses and other asssets	(299)	(74)
Accounts payable	(282)	(514)
Accrued liabilities	1,173	(400)
Income taxes	(490)	215
Deferred product revenue	108	(1,160)
Net cash provided by continuing operating activities	1,522	1,244
Net cash provided by discontinued operating activities	-	47
Net cash provided by operating activities	1,522	1,291

Cash flows from investing activities:
Purchase of property and equipment	(423)	(616)
Proceeds from the sale of property and equipment	-	55
Purchase of marketable securities	(6,874)	(6,900)
Sale of marketable securities	7,069	10,950
Net cash provided by (used in) continuing investing activities	(228)	3,489
Net cash provided by discontinued investing activities	16	559
Net cash provided by (used in) investing activities	(212)	4,048

Cash flows from financing activities:
Proceeds from common stock	519	6
Purchase and retirement of stock	(1,664)	(4,745)
Tax benefit attributable to exercise of stock options	67	-
Net cash used in financing activities	(1,078)	(4,739)

Net increase in cash and cash equivalents	232	600
Cash and cash equivalents at the beginning of the period	2,782	1,240
Cash and cash equivalents at the end of the period	$3,014	$1,840

See accompanying notes to condensed consolidated financial statements

CLEARONE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)
(in thousands of dollars, except per share amounts)

	Six Months Ended
	December 31,	December 31,
	2007	2006
Supplemental disclosure of cash flow information:
Cash paid for interest	$2	$1
Cash paid (received) for income taxes	$1,054	$(55)

Supplemental disclosure of non-cash financing activities:
Exchanged accounts receivable from a vendor with accounts payable to same vendor	$168	$-
Increase in accumulated deficit and income tax liability as a result of the adoption of FIN48 (see note 5)	$295	$-
Lease incentive for Edgewater leasehold improvements	$-	$1,088

See accompanying notes to condensed consolidated financial statements

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands of dollars, except per share amounts)

1.  Basis of Presentation

The accompanying condensed consolidated financial statements, consisting of the condensed consolidated balance sheets as of December 31, 2007 and June 30, 2007, the condensed consolidated statements of income for the three months and six months ended December 31, 2007 and 2006, and the condensed consolidated statements of cash flows for the six months ended December 31, 2007 and 2006, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q.  Accordingly, certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2007.

In management’s opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for the entire year or for any future period.

2.  Inventory

Inventories, net of reserves, consisted of the following as of December 31, 2007 and June 30, 2007 (in thousands):

	December 31,	June 30,
	2007	2007

Raw materials	$296	$453
Finished goods	4,637	4,695
Consigned inventory	1,859	2,115
Total inventory	$6,792	$7,263

Consigned inventory represents inventory at distributors and other customers where revenue recognition criteria have not been achieved.

3. Share-Based Payment

The Company’s share-based compensation primarily consists of the following plans:

On December 31, 2007, the Company had two share-based compensation plans, one which was replaced on November 20, 2007, and one which became active on the same date. The plans are described below.

The Company’s 1998 Incentive Plan (the “1998 Plan”) had shares of common stock available for issuance to employees and directors. Provisions of the 1998 Plan included the granting of stock options.  Provisions of the 1998 Plan include the granting of incentive and non-qualified stock options.  Through December 1999, 1,066,000 options were granted that would cliff vest after 9.8 years; however, such vesting was accelerated for 637,089 of these options upon meeting certain earnings per share goals through the fiscal year ended June 30, 2003.  Subsequent to December 1999 and through June 2002, 1,248,250 options were granted that would cliff vest after 6.0 years; however, such vesting was accelerated for 300,494 of these options upon meeting certain earnings per share goals through the fiscal year ended June 30, 2005.  As of December 31, 2007, 20,000 and 150,250 of these options that cliff vest after 9.8 and 6.0 years, respectively, remain outstanding.

The Company also has a 2007 Equity Incentive Plan (the “2007 Plan”). Provisions of the 2007 Plan include the granting of up to 1,000,000 incentive and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units. Options may be granted to employees, officers, non-employee directors and other service providers and may be granted upon such terms as the Compensation Committee of the Board of Directors, in their sole discretion, determine, or in the absence of a Compensation Committee, a properly constituted Compensation Committee or the Board itself.

Of the options granted subsequent to June 2002, all vesting schedules are based on 3 or 4-year vesting schedules, with either one-third or one-fourth vesting on the first anniversary and the remaining options vesting ratably over the remainder of the vesting term. Generally, directors and officers have 3-year vesting schedules and all other employees have 4-year vesting schedules. Additionally, in the event of a change in control or the occurrence of a corporate transaction, the Company’s Board of Directors have the authority to elect that all unvested options shall vest and become exercisable immediately prior to the event or closing of the transaction. All options outstanding as of December 31, 2007 had contractual lives of ten years. Under the 1998 Plan, 2,500,000 shares were authorized for grant. As of December 31, 2007, there were 1,363,983 options outstanding under the 1998 Plan, which includes the cliff vesting and 3 or 4-year vesting options discussed above. As of December 31, 2007, no options had been granted under the 2007 Plan.

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

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006

Income from discontinued operations:
Ken-A-Vision	$-	$20	$-	$75

Gain (loss) on disposal of discontinued operations:
Ken-A-Vision	0	(13)	0	(10)
OM Video	1	0	25	0
Total gain (loss) on disposal of discontinued operations	1	(13)	25	(10)

Income tax benefit (provision):
Ken-A-Vision	0	(3)	0	(24)
OM Video	0	0	(9)	0
Total income tax benefit (provision)	0	(3)	(9)	(24)

Total income (loss) from discontinued operations, net of income taxes:
Ken-A-Vision	$0	$4	$0	$41
OM Video	1	-	16	-
Total income (loss) from discontinued operations,
net of income taxes	$1	$4	$16	$41

OM Video

On March 4, 2005, the Company sold all of the issued and outstanding stock of its Canadian subsidiary, ClearOne Communications of Canada, Inc. (“ClearOne Canada”) to 6351352 Canada Inc., a Canada corporation. ClearOne Canada owned all the issued and outstanding stock of Stechyson Electronics, Ltd., which conducts business under the name OM Video. The Company agreed to sell the stock of ClearOne Canada for $200 in cash; a $1.3 note receivable over a 15-month period, with interest accruing on the unpaid balance at the rate of 5.3 percent per year; and contingent consideration ranging from 3.0 percent to 4.0 percent of related gross revenues over a five-year period. In June 2005, the Company was advised that the OM Purchaser had settled an action brought by the former employer of certain of OM Purchaser’s owners and employees alleging violation of non-competition agreements. The settlement reportedly involved a cash payment and an agreement not to sell certain products for a period of one year. Based on an analysis of the facts and circumstances that existed at the end of fiscal 2005, and considering the guidance from Topic 5U of the SEC Rules and Regulations, “Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity,” the gain is being recognized as cash is collected (as collection was not reasonably assured). Through December 31, 2005, all required payments had been made however, 6351352 Canada Inc. failed to make any subsequent, required payments under the note receivable until June 30, 2006, when we received a payment of $50. The Company reevaluated its options and concluded that its best course of action was to enforce its security and appoint a receiver over the assets of OM Video. As of December 31, 2007, the amount of the promissory note and contingent earn-out provision was approximately $659 which is net of $633 collected through receivership.

5.  Income Taxes

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

We adopted the provisions of FIN 48 on July 1, 2007.  Upon adoption, we recognized a FIN 48 liability of $755 for permanent tax items. Included in the $755 liability was approximately $78 in interest and penalties related to unrecognized tax benefits. We also recognized $159 of temporary FIN 48 liability. After taking our SFAS 5 “Accounting for Contingencies” contingent liability balance of $618 from June 30, 2007 we posted a cumulative-effect adjustment of approximately $295, increasing our liability for unrecognized tax benefits and reducing the July 1, 2007 balance of retained earnings. The total liability for unrecognized tax benefits at July 1, 2007, including temporary tax differences, was approximately $914.

During our first and second fiscal quarters of 2008, we recorded approximately $45 and $125, respectively, related to unrecognized tax benefits that would favorably impact our effective tax rate if recognized. The total outstanding balance for liabilities related to unrecognized tax benefits at December 31, 2007 was $1,084 of which $99 was associated with interest and penalties. We account for interest expense and penalties for unrecognized tax benefits as part of our income tax provision.

We are subject to income taxes in both the United States and in certain non-U.S. jurisdictions. We estimate our current tax position together with our future tax consequences attributable to temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation, and other reserves for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, prior year carryback, or future reversals of existing taxable temporary differences. To the extent we believe that recovery is not more likely than not, we establish a valuation allowance against these deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. To the extent we establish a valuation allowance in a period, we must include and expense the allowance within the tax provision in the consolidated statement of operations. The reversal of a previously established valuation allowance results in a benefit for income taxes. As of December 31, 2007 we continued to be fully reserved against our net deferred tax assets which total to approximately $4.7 million.

6.  Contingent Liability

In accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, the Company accrued $1.8 million in its fiscal 2008 first quarter and an additional $115 in its fiscal 2008 second quarter, representing the probable amount that as of the date of the financial statements could be reasonably estimated of its liability, through trial, associated with the advancement of funds related to indemnification agreements with two former officers. As disclosed in July 2007, the Company was informed that two of its former officers have been indicted by the United States Attorney's Office for the District of Utah. The Company has been advised that the trial date has been moved to April 21, 2008. The Company is cooperating fully with the U.S. Attorney's office in this matter and has been advised that it is neither a target nor a subject of the investigation or indictment.

7.  Bond for Preliminary Injunction

As explained in Part II. Legal Proceedings, and in reference to the case of ClearOne Communications, Inc. v. Andrew Chiang, et al, a preliminary injunction order was granted to ClearOne on October 30, 2007.  In conjunction with the United States District Court’s grant of ClearOne’s motion for a preliminary injunction, the Courtissued an order establishing the amount for the bond to be posted by ClearOne.  The bond was set in the amount of $907,909, placed with the clerk of the Court on November 6, 2007 and recorded as a deposit in the current assets section of the Company’s balance sheet.

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

BUSINESS OVERVIEW

We are an audio conferencing products company. We develop, manufacture, market, and service a comprehensive line of high-quality audio conferencing products, which range from personal conferencing products to tabletop conferencing phones to premium and professionally installed audio systems. We also manufacture and sell conferencing furniture. We have a strong history of product innovation and plan to continue to apply our expertise in audio engineering to develop and introduce innovative new products and enhance our existing products. We believe the performance and reliability of our high-quality audio products create a natural communications environment, which saves organizations of all sizes time and money by enabling more effective and efficient communication.

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

We provide a right of return on product sales to distributors.  Revenue from product sales to distributors is not recognized until the return privilege has expired, which approximates when product is sold-through to customers of the Company’s distributors (dealers, system integrators, value-added resellers, and end-users) rather than when the product is initially shipped to a distributor.  We evaluate, at each quarter-end, the inventory in the channel through information provided by certain of our distributors.  The level of inventory in the channel will fluctuate up or down, each quarter, based upon our distributors’ individual operations.  Accordingly, each quarter-end revenue deferral is calculated and recorded based upon the underlying, estimated channel inventory at quarter-end.  Although certain distributors provide certain channel inventory amounts, we make judgments and estimates with regard to the amount of inventory in the entire channel, for all customers and for all channel inventory items, and the appropriate revenue and cost of goods sold associated with those channel products.  Although these assumptions and judgments regarding total channel inventory revenue and cost of goods sold could differ from actual amounts, we believe that our calculations are indicative of actual levels of inventory in the distribution channel.  As of December 31, 2007, the Company deferred $5.0 million in revenue and $1.9 million in cost of goods sold related to products sold where return rights had not lapsed.  The amounts of deferred cost of goods sold were included in consigned inventory.  The following table details the amount of deferred revenue and cost of goods sold at each period end for the 21-month period ended December 31, 2007 (in thousands).

	Deferred Revenue	Deferred Cost of Goods Sold	Deferred Gross Profit

December 31, 2007	$4,980	$1,859	$3,121
September 30, 2007	5,875	2,149	3,726
June 30, 2007	4,872	2,115	2,757
March 31, 2007	5,111	2,265	2,846
December 31, 2006	4,711	2,166	2,545
September 30, 2006	5,249	2,541	2,708
June 30, 2006	5,871	2,817	3,054
March 31, 2006	5,355	2,443	2,912

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

Accounting for Income Taxes

We are subject to income taxes in both the United States and in certain non-U.S. jurisdictions.  We estimate our current tax position together with our future tax consequences attributable to temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation, and other reserves for tax and accounting purposes.  These temporary differences result in deferred tax assets and liabilities.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, prior year carryback, or future reversals of existing taxable temporary differences.  To the extent we believe that recovery is not more likely than not, we establish a valuation allowance against these deferred tax assets.  Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets.  To the extent we establish a valuation allowance in a period, we must include an expense for the allowance within the tax provision in the condensed consolidated statement of operations. The reversal of a previously established valuation allowance results in a benefit for income taxes. As of December 31, 2007, we continued to be fully reserved against our net deferred tax assets which total to approximately $4.6 million.

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

ANALYSIS OF RESULTS OF OPERATIONS

Results of Operations for the three months or the second fiscal quarter (“2Q”) and six months or the first half of the fiscal year (“1H”) ended December 31, 2007 and 2006
The following table sets forth certain items from our unaudited condensed consolidated statements of operations (in thousands) for the three and six months ended December 31, 2007 and 2006, together with the percentage of total revenue which each such item represents:

CLEARONE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands of dollars, except per share amounts)

	Three Months Ended				Six Months Ended
	December 31,		December 31,		December 31,		December 31,
	2007		2006		2007		2006
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Product Revenue:	$10,787	100.0%	$10,107	100.0%	$20,229	100.0%	$19,518	100.0%

Cost of goods sold:
Total cost of goods sold	4,414	40.9%	4,860	48.1%	8,714	43.1%	9,176	47.0%
Gross profit	6,373	59.1%	5,247	51.9%	11,515	56.9%	10,342	53.0%

Operating expenses:
Marketing and selling	1,578	14.6%	1,789	17.7%	3,180	15.7%	3,707	19.0%
General and administrative	1,198	11.1%	688	6.8%	4,093	20.2%	1,497	7.7%
Research and product development	1,678	15.6%	1,855	18.4%	3,433	17.0%	3,934	20.2%
Total operating expenses	4,454	41.3%	4,332	42.9%	10,706	52.9%	9,138	46.8%

Operating income	1,919	17.8%	915	9.1%	809	4.0%	1,204	6.2%

Other income, net:
Interest income	296	2.7%	283	2.8%	610	3.0%	590	3.0%
Other, net	15	0.1%	37	0.4%	43	0.2%	62	0.3%
Total other income (expense), net	311	2.9%	320	3.2%	653	3.2%	652	3.3%

Income (loss) from continuing operations before income taxes	2,230	20.7%	1,235	12.2%	1,462	7.2%	1,856	9.5%
(Provision) benefit from income taxes	-449	-4.2%	-155	-1.5%	-620	-3.1%	-136	-0.7%
Income (loss) from continuing operations	1,781	16.5%	1,080	10.7%	842	4.2%	1,720	8.8%

Income from discontinued operations	1	0.0%	4	0.0%	16	0.1%	41	0.2%

Net income (loss)	$1,782	16.5%	$1,084	10.7%	$858	4.2%	$1,761	9.0%

Revenue

Revenue for 2Q 2008increased by 7%, or approximately $680,000compared to 2Q 2007.  The 2Q 2008 increase was due primarily to growth in the Company’s professional audio and partially due to growth in its tabletop conferencing products. The Company’s professional audio and tabletop conferencing products collectively increased approximately $985,000 over 2Q 2007. The Company also expended about $95,000 less in marketing related programs (e.g. marketing development funds, rebates, etc.) in 2Q 2008 than in 2Q 2007.  The 2Q 2008 increases were offset by an approximate $400,000 decline in the Company’s premium, personal and conferencing furniture lines over the same period of 2007.

1H 2008revenue increased by 4%, or approximately $715,000compared to 1H 2007. The 1H 2008 revenue increase was led by growth in professional audio products sales which increased $1.2 million over 1H 2007. The Company also expended $200,000 less in marketing related programs (e.g. marketing development funds, rebates, etc.) in 1H2008 compared to 1H2007. These increases were offset by reduced premium, tabletop, personal, conferencing furniture and other product sales which together declined about $650,000 in 1H2008.

We evaluate, at each quarter-end, the inventory in the channel through information provided by certain of our distributors.  The level of inventory in the channel will fluctuate up or down, each quarter, based upon our distributors’ individual operations.  Accordingly, each quarter-end revenue deferral is calculated and recorded based upon the underlying, estimated channel inventory at quarter-end.  During 2Q 2008 and 2007, the net change in deferred revenue based on the net movement of inventory in the channel was a net recognition of $895,000 and $538,000 in revenue, respectively. In 1H 2008 and 2007, the net change in deferred revenue based on the net movement of inventory in the channel was a deferral of ($108,000) and recognition of $1.2 million in revenue, respectively.

Total revenues from sales outside of the United States accounted for 29% and 27% of total revenue for the three and six months ended December 31, 2007, respectively and 31% and 29% of total revenue for the three and six months ended December 31, 2006, respectively.

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

The Company’s gross profit margin (GPM), gross profit as a percentage of sales, was 59% and 52% in 2Q 2008 and 2Q 2007, respectively. The 2Q 2008 GPM improvement was due largely to the favorable 2Q 2008 sales mix as the Company’s highest margin professional audio conferencing products represented a larger portion of total revenue than in 2Q 2007. Additionally, 2Q 2008 GPM was positively impacted by lower inventory obsolescence reserve requirements and lower unfavorable manufacturing variances than in 2Q 2007.

GPM for 1H 2008 and 1H 2007 was 57% and 53%, respectively. The 1H 2008 GPM improvement was also due to the favorable sales mix as the Company’s highest margin professional audio conferencing products represented a larger portion of total revenue than in 1H 2007. The 1H 2008 GPM improvements were partially offset by the 1Q 2008 increase in the Company’s reserve for inventory obsolescence required to account for the increase in slow-moving inventory in addition to the 1Q 2008 unfavorable manufacturing variances.

Operating Expenses

2Q 2008 operating expenses were $4.5 million, an increase of about $120,000, or 3%, from $4.3 million for 2Q 2007.  1H 2008 operating expenses were $10.7 million, an increase of $1.6 million, or 17%, from $9.1 million for 1H 2007. The following is a more detailed discussion of expenses related to sales and marketing, general and administrative, and research and product development.

Sales and marketing expenses.  Sales and Marketing (S&M) expenses include selling, customer service, and marketing expenses such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses.  2Q 2008 S&M expenses decreased $200,000, or 12%, to $1.6 million compared to 2Q2007 S&M expenses of $1.8 million. As a percentage of revenues, 2Q 2008 and 2007 S&M expenses were 15% and 18%, respectively.  The lower 2Q 2008 percentage can be attributed to the 7% higher revenues over 2Q 2007 in addition to lower S&M expenses primarily related to significantly lower payroll and related expenses of $400,000 associated with lower S&M headcount partially offset by an increase in advertising and related expenses to promote the Company’s differentiated value in targeted publications and trade shows. 1H 2008 S&M expenses decreased about $525,000, or 14%, to $3.2 million compared to 1H 2007 expenses of $3.7 million. As a percentage of revenues, 1H 2008 and 2007 marketing and selling expenses were 16% and 19%, respectively. The lower 1H 2008 percentage can be attributed the 4% higher revenues over 1H 2007 in addition to significantly lower payroll and related expenses and lower travel expenses, partially offset by an increase in advertising and related expenses.

General and administrative expenses.  General and administrative (G&A) expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs, including costs associated with the SEC investigation and subsequent litigation, and corporate administrative costs, including finance and human resources.  2Q 2008 G&A expenses increased $510,000, or 74%, to $1.2 million compared to 2Q 2007 expenses of $688,000. 2Q 2008 and 2007 G&A expenses were 11% and 7% of sales, respectively.  The 2Q 2008 increase was primarily due to higher legal fees of $465,000; $115,000 of which was related to increasing the Company’s contingent liability reserve associated with the advancement of funds related to indemnification agreements with two former officers. The remaining $350,000 in 2Q 2008 legal fees were primarily related to the Company’s lawsuit filed against WideBand et al. for, among other things, theft of intellectual property, more thoroughly described in Part II of this Form 10-Q.

1H 2008 G&A expenses increased $2.6 million, or 174%, to $4.1 million compared to 1H 2007 expenses of $1.5 million. 1H 2008 and 2007 G&A expenses were 20% and 8% of sales, respectively. The $2.6 million increase in 1H 2008 was primarily due to estimating and establishing a $1.8 million accrual for a contingent liability in 1Q 2008, which was subsequently increased by $115,000 in 2Q 2008. In accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, the Company has accrued a total of $1.9 million in 1H 2008, the balance of which was $1.1 million at December 31, 2007, representing the probable amount that as of the date of the financial statements could be reasonably estimated of its liability, through trial, associated with the advancement of funds related to indemnification agreements with two former officers (please refer to “Legal Proceedings” in Part II of this Form 10-Q for additional information). Also, during 1H 2008 the Company incurred about $690,000 in legal fees, primarily related to its lawsuit against WideBand, et al. The Company also paid Edward D. Bagley, the Company’s former director and Chairman the sum of $200,000 in 1Q 2008 upon his resignation and in consideration for his service as a director of the Company since 1994.

Research and product development expenses.  Research and product development (R&D) expenses include research and development, product management, and engineering services, and test and application expenses, including employee-related costs, outside services, expensed materials, depreciation, and an allocation of overhead expenses.  2Q 2008 R&D expenses decreased to $1.7 million from $1.9 million in 2Q 2007.  As a percentage of revenues, 2Q 2008 and 2007 R&D expenses were 16% and 18%, respectively. The 2Q 2008 decrease was due primarily to lower payroll and related expenses in addition to slightly lower R&D project expenses. 1H 2008 R&D expenses decreased $500,000, or 13%, to $3.4 million compared with 1H 2007 expenses of $3.9 million.  The 1H 2008 decrease in R&D expenses was due primarily lower R&D project expenses as compared to 1H 2007 when the Company was heavily involved in working towards launching its next generation of professional product, Converge Pro.

Operating income.  2Q 2008 operating income increased to $1.9 million from $915,000 in 2Q 2007.  The 2Q 2008 operating profit increase of $1.0 million was due mainly to the $1.1 million increase in gross profit.  1H 2008 and 2007 operating income was $809,000 and $1.2 million, respectively. The 1H 2008 operating income decrease of approximately $400,000 was due mainly to the $1.9 million contingent liability charged to general & administrative expenses associated with the advancement of funds under the indemnification agreements with two former officers, partially offset by the 1H 2008 $1.2 million gross profit increase.

Other income, net.  Other income (expense), net, includes interest income, interest expense, capital gains, gain (loss) on the disposal of assets, and currency gain (loss).  2Q 2008 other income was $311,000 or slightly lower than other income of $320,000 in 2Q 2007.  Other income in 1H 2008 and 2007 was about even at approximately $650,000 in each respective period.

Income from continuing operations before income taxes.  2Q 2008 income from continuing operations was $1.8 million, an increase of $700,000 from $1.1 million in 2Q 2007.  As a percentage of revenues, 2Q 2008 and 2007 income from continuing operations was 16.5% and 10.7%, respectively. 1H 2008 income from continuing operations was $842,000 compared to $1.7 million in 1H 2007.  As a percentage of revenues, 1H 2008 and 2007 income from continuing operations was 4.2% and 8.8%, respectively. The lower income from continuing operations in 1H 2008 was due to  $1.9 million contingent liability charged to general & administrative expenses associated with the advancement of funds under indemnification agreements with two former officers.

Income (loss) from discontinued operations, net of tax.   During 2Q 2008 and 2007 we recorded income from discontinued operations, net of tax of $1,000 and $4,000, respectively. The 2Q 2008 income was exclusively related to funds received through the receivership of OM Video. The 2Q 2007 income of $4,000 was related to income from the discontinued operations of the document and educational camera product line. For 1H 2008 and 2007 income from discontinued operations, net of tax was $16,000 and $41,000, respectively.

Net income and earnings per share.  2Q 2008 net income was $1.8 million, an increase of $700,000 from $1.1 million in 2Q 2007. As a percentage of revenues, 2Q 2008 and 2007 net income was 16.5% and 10.7%, respectively.  The 2Q 2008 increase was due to the 7% increase in revenue, augmented by the 21% increase in gross margins. 1H 2008 net income was $858,000 compared to $1.8 million in 1H 2007. As a percentage of revenues, 1H 2008 and 2007 net income was 4.2% and 9.0%, respectively.  The $900,000 1H 2008 decrease was due largely to the establishment of a $1.9 million accrual for the contingent liability representing the probable amount that as of the date of the financial statements could be reasonably estimated of the Company’s liability, through trial, associated with the advancement of funds related to indemnification agreements with two former officers. The income tax provision rates in 2Q and 1H 2008 were 20.1% and 42.4%, respectively, compared to 12.6% and 7.3% in 2Q and 1H 2007, respectively. The increase in the 2008 tax rates were due largely to the Company’s adoption of FIN 48 Accounting for Uncertainty in Income Taxes in addition to recognition of tax on the undistributed earnings of the Company’s foreign subsidiaries.

Diluted 2Q 2008 earnings per share (EPS) were 80% higher than in 2Q 2007. Diluted 1H 2008 (EPS) were 46% lower than in 1H 2007. The significant 2Q 2008 EPS improvement was due to the $700,000 increase in net income augmented by approximately 1 million fewer diluted shares outstanding due to the Company’s December 2006 tender offer and open market share repurchases. The 46% decrease 1H 2008 decrease in EPS over the same period of the prior year was due primarily to the Company’s 1H 2008 establishment of a $1.9 million accrual for a contingent liability previously discussed partially offset by the approximate 1 million lower diluted shares in 1H2008 from 1H 2007.

2Q and 1H 2008 diluted weighted shares outstanding were 10,941,491 and 11,012,239, respectively. 2Q and 1H 2007 diluted weighted shares outstanding were 11,957,706 and 12,100,794, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007, our cash and cash equivalents were approximately $3.0 million and our marketable securities were approximately $19.7 million, which represented a slight overall increase of approximately $37,000 in our balances from June 30, 2007 which had cash and cash equivalents of approximately $2.8 million and marketable securities of approximately $19.9 million.

Net cash provided by operating activities was $1.5 million for the six months ended December 31, 2007, an increase of $230,000 from the net cash provided by operating activities of $1.3 million for the six months ended December 31, 2006.  The year-over-year increase can be attributed to the cash provided by changes in working capital of about $1.3 million, partially offset by the decrease in net income from continuing operations of $878,000 and lower depreciation and stock-based compensation which collectively decreased $176,000 from 1H2006.

Net cash flows (used in) investing activities were ($212,000) for the six months ended December 31, 2007, a decrease of $4.3 million from the net cash flows provided by investing activities of $4.1 million for the six months ended December 31, 2006.  The change was primarily attributable to the sale of $4.0 million in marketable securities  in 1H 2007 used to fund a December 2006 repurchase of tendered shares of common stock in addition to the 1H 2007 $559,000 net cash provided by discontinued investing operations related to the sale of the Company’s educational camera product line partially offset by $193,000 lower 1H 2008 property and equipment purchases.

Net cash (used in) financing activities for the six months ended December 31, 2007 totaled ($1.1 million) which was approximately $3.7 million less than the ($4.7 million) (used in) financing activities during 1H 2007. The 1H 2008 decrease was primarily related to the Company’s 1H 2007 repurchase of 1.1 million shares of common stock in December 2006.

Additionally in 1H 2008, we paid approximately $1.1 million in income taxes and reduced our July 1, 2007 balance of retained earnings by $295 upon our adoption of FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes as discussed in note 5. During 1H 2007 we recorded $1.1 million in non-cash financing activities related to leasehold improvements to our new headquarters, the majority of which was paid as an incentive by the lessor as part of the lease agreement. These improvements are being accounted for in accordance with FASB Technical Bulletin No. 88-1, Issues Relating to Accounting for Leases, which states among other things that landlord incentives which fund leasehold improvements should be recorded as deferred rent and amortized as reductions to lease expense over the term of the lease.

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

As required by Rule 13a-15 under the Exchange Act, we have completed an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of December 31, 2007.
Based upon this evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of December 31, 2007.

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Legal Proceedings.  In addition to the legal proceedings described below, we are also involved from time to time in various claims and other legal proceedings which arise in the normal course of business. Such matters are subject to many uncertainties and outcomes that are not predictable. However, based on the information available to us as of February 8, 2008 and after discussions with legal counsel, we do not believe any such other proceedings will have a material, adverse effect on our business, results of operations, financial position, or liquidity, except as described below.

Theft of Intellectual Property and Copyright Complaints. In January 2007, the Company filed a lawsuit in the Third Judicial District Court, Salt Lake County, State of Utah against WideBand Solutions, Inc. and two of its principals, one former employee named Dr. Jun Yang, and one previously affiliated with an entity which sold certain assets to the Company (the “Intellectual Property Case”).  ClearOne also brought claims against Biamp Systems Corporation, Inc.  The matter was subsequently removed to federal court, the United States District Court, District of Utah, Central Division. The case is styled ClearOne Communications, Inc. v. Jun Yang, et. al. Civil No. 2:07-co-37 TC.  The Complaint brings claims against different combinations of the defendants for, among other things, misappropriation of certain trade secrets, breach of contract, conversion, unjust enrichment and intentional interference with business and contractual relations, primarily in relation to certain algorithms and computer code.  The relief being sought by the Company includes an order enjoining the defendants from further use of the Company’s trade secrets and an award consisting of, among other things, compensation and damages related to the unjust enrichment of the defendants. The Court subsequently granted leave to add a third WideBand principal as a defendant to the case. In August 2007, the Company filed a motion for a preliminary injunction in the Intellectual Property Case, in the United States District Court, District of Utah, seeking to enjoin Wideband Solutions, Inc. from licensing certain technology the Company believes constitutes its intellectual property and trade secrets to Harman Music Group, Inc.  On September 13, 2007, the court in the Intellectual Property Case granted ClearOne leave to add Harman and a former ClearOne employee working for Harman as defendants in that case.  For procedural reasons, these claims against Harman and the Harman employee were refiled in Utah state court, the Third Judicial District Court for Salt Lake County, on September 18, 2007 (the “Harman Case”).  Like the Intellectual Property Case, the Harman Case also brings claims related to the theft and misuse of ClearOne’s confidential and trade secret information.  On October 30, 2007, the Chief Judge of the United States District Court in the Intellectual Property Case, the Honorable Tena Campbell, issued a Memorandum Decision and Order (the “Injunction Order”).  The Injunction Order “GRANTS ClearOne’s motion for a Preliminary Injunction,” and orders that “Dr. Yang, as well as his agents, servants, officers, employees, entities and those acting under his direction and control, are hereby enjoined from working on or delivering any computer code – either source code or object code – to Harman until the completion of the trial.”  In reaching its decision, the Court found that Dr. Yang was subject to a valid and enforceable Confidentiality, Non-Competition, and Invention Assignment Agreement (the “NDA”), and that ClearOne had demonstrated “a substantial likelihood that ClearOne will succeed on its claims that Dr. Yang violated the NDA” and derived the code that WideBand was attempting to license to Harman from code belonging to ClearOne.  The Injunction Order is Docket Entry 572.  On November 5, 2007, the Honorable Tena Campbell issued an order establishing the amount for the bond to be posted by ClearOne in conjunction with the Court’s grant of ClearOne’s motion for a preliminary injunction. The bond was set in the amount of $907,909.  In accordance with the order, the Company placed the bond with the clerk of the Court on November 6, 2007.  On October 29, 2007, the Company filed a second action against WideBand and the same three principals named as defendants in the Intellectual Property Case, this time alleging copyright infringement, vicarious copyright infringement, and contributory copyright infringement (the “Copyright Case”). The claims in the Copyright Case arise out of a copyright issued to the Company for the same intellectual property, including the algorithms and computer code that is the subject of the claims in the Intellectual Property Case. The relief being sought by the Company includes an order enjoining the defendants from further use of the Company’s copyrighted material, and an award consisting of, among other things, compensation and damages related to the copyright infringement. These litigations are subject to all of the risks and uncertainties of litigation and there can be no assurance as to the probable result of the litigations.

Former Officer Indemnification. In July 2007, the Company was advised that the United States Attorney’s Office for the District of Utah indicted two former officers of the Company. The Company has been advised that a trial date has been set for April 21, 2008. The Company is cooperating fully with the U.S. Attorney’s office in this matter and has been advised that it is neither a target nor a subject of the investigation or indictment. By virtue of certain provisions of the Company’s Articles of Incorporation, Bylaws and indemnification agreements with these former officers, the Company has a direct financial obligation to advance funds related to the indemnification agreements with each former officer for any liability and for all reasonable attorney’s fees and costs incurred in defending against the charges brought by the United States Attorney. In accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, ClearOne has accrued a total of $1.9 million in the first half of its fiscal 2008, representing the probable amount that as of the date of the financial statements could be reasonably estimated of its liability, through trial, associated with the advancement of funds related to the indemnification agreements. The $1.9 million accrual is management’s best estimate of the Company’s liability as of the date of the issuance of its financial statements. In accordance with SFAS 5, the Company will adjust its contingent liability, as necessary, to reflect the probable amount of its liability that can be reasonably estimated. The Company’s actual liability may be higher or lower than management’s estimate upon final resolution of the matter.

Item 1A.  RISK FACTORS

Investors should carefully consider the risks described below.  The risks described below are not the only ones we face, and there are risks that we are not presently aware of or that we currently believe are immaterial that may also impair our business operations. Any of these risks could harm our business.  The trading price of our common stock could decline significantly due to any of these risks and investors may lose all or part of their investment.  In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q, including our December 31, 2007 unaudited condensed consolidated financial statements and related notes.

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

Orders from our distributors and other distribution participants are based on demand from end-users. Prospective end-user demand is difficult to measure. This means that our revenues in any fiscal quarter could be adversely impacted by low end-user demand, which could in turn negatively affect orders we receive from distributors, dealers, systems integrators and value-added resellers. Our expectations for both short- and long-term future net revenues are based on our own estimates of future demand.

Revenues for any particular time period are difficult to predict with any degree of certainty. We usually ship products within a short time after we receive an order; so consequently, unshipped backlog has not been a good indicator of future revenues. We believe that the current level of backlog will fluctuate dependent in part on our ability to forecast revenue mix and plan our manufacturing accordingly. A significant portion of our orders are received in the last month of the quarter. We budget the amount of our expenses based on our revenue estimates. If our estimates of sales are not accurate and we experience unforeseen variability in our revenues and operating results, we may be unable to adjust our expense levels accordingly and our gross profit and results of operations will be adversely affected. Higher inventory levels or stock shortages may also result from difficulties in estimating customer demand.

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

We market our products primarily through a network of distributors who in turn sell our products to systems integrators, dealers, and value-added resellers. The majority of our agreements with such distributors and other distribution participants are non-exclusive, terminable at will by either party and generally short-term. No assurances can be given that any or all such distributors or other distribution participants will continue their relationship with us. Distributors and to a lesser extent systems integrators, dealers, and value-added resellers cannot easily be replaced, and the loss of revenues and our inability to reduce expenses to compensate for the loss of revenues could adversely affect our net revenues and profit margins.

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

Environmental laws and regulations subject us to a number of risks and could result in significant costs and impact on revenue

We rely on our suppliers to provide us with materials that are compliant with environmental laws and regulations such as  Restrictions on Hazardous Substances (RoHS) rules in Europe, and WEEE directives, among others.  We also rely on our contract manufacturer’s whose processes must be maintained in accordance with such regulations. We work with our  suppliers and contract manufacturers for ongoing compliance with regulations and attempt to identify possible discrepancies as quickly as possible; however, one or more of our products could be in violation of a regulation due to a supplier and/or contract manufacturer making a non-compliant material or process change which could result in a material adverse effect on our operating results.

We depend on an outsourced fulfillment strategy.

In January 2008, we commenced the use of a third party supply chain management (“SCM”) firm who manages the receiving, storing, picking, packing, shipping and inventory management of the majority of the Company’s products. If the SCM firm experiences difficulties and/or interruptions in their operations preventing them from adequately fulfilling the Company’s products, we would experience a delay in shipping product to our customers which would negatively impact on our revenues. Should there be any disruption in the SCM’s services due to natural disaster, economic or political difficulties, quarantines, transportation restrictions, acts of terror or other similar events, such disruption would have a material adverse effect on our business. Currently, we have no second source of fulfillment of the majority of our products.

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

We currently rely primarily on a combination of trade secrets, copyrights, trademarks, patents, patents pending, and nondisclosure agreements to establish and protect our proprietary/intellectual property rights in our products. No assurances can be given that others will not independently develop similar technologies, or duplicate or design around aspects of our technology. In addition, we cannot assure that any patent or registered trademark owned by us will not be invalidated, circumvented or challenged, or that the rights granted thereunder will provide competitive advantages to us. Litigation may be necessary to enforce our intellectual property rights. We believe our products and other proprietary rights do not infringe upon any proprietary rights of third parties; however, we cannot assure that third parties will not assert infringement claims in the future. Our industry is characterized by vigorous protection of intellectual property rights. Such claims and the resulting litigation are expensive and could divert management’s attention, regardless of their merit. In the event of a claim, we might be required to license third-party technology or redesign our products, which may not be possible or economically feasible.

We currently hold a number of patents. To the extent that we have patentable technology for which we have not filed patent applications, others may be able to use such technology or even gain priority over us by patenting such technology themselves.

International sales account for a significant portion of our net revenue and risks inherent in international sales could harm our business.

International sales represent a significant portion of our total product sales. We anticipate that the portion of our total product revenue from international sales will continue to increase as we further enhance our focus on developing new products for new markets, establishing new distribution partners, strengthening our presence in emerging economies, and improving product localization with country-specific product documentation and marketing materials. Our international business is subject to the financial and operating risks of conducting business internationally, including:

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

Wedepend on our ability to hire and retain qualified key and highly-skilled employees to manage, research and develop, market, and service new and existing products. Competition for such key and highly-skilled employeesis intense, and we may not be successful in attracting or retaining such personnel. To succeed, we must hire and retain employees who are highly skilled in the rapidly changing communications and Internet technologies. Individuals who have the skills and can perform the services we need to provide our products and services are in great demand. Because the competition for qualified employees in our industry is intense, hiring and retaining employees with the skills we need is both time-consuming and expensive. We might not be able to hire enough skilled employees or retain the employees we do hire. In addition, provisions of the Sarbanes-Oxley Act of 2002 and related rules of the SEC impose heightened personal liability on some of our key employees. The threat of such liability could make it more difficult to identify, hire and retain qualified key and highly-skilled employees. We have relied on our ability to grant stock options as a means of recruiting and retaining key employees. Recent accounting regulations requiring the expensing of stock options will impair our future ability to provide these incentives without incurring associated compensation costs. Our inability to hire and retain employees with the skills we seek could hinder our ability to sell our existing products, systems, or services or to develop new products, systems, or services with a consequent adverse effect on our business, results of operations, financial position, or liquidity.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are not applicable

(c) Stock Repurchases

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May by Purchased Under the Plans or Programs (1)
October 1, 2007- October 31, 2007	85,555	$6.74	85,555	$2,482,511
November 1, 2007 – November 30, 2007	56,969	$5.70	56,969	$2,158,034
December 1, 2007 – December 31, 2007	37,999	$5.19	37,999	$1,960,962
Total	180,523		180,523

(1)
On August 30, 2007, the Company announced that its Board of Directors had approved a stock buy-back program to purchase up $3,625,000 of the Company’s common stock over the next 12 months in open market and private block transactions. All repurchased shares will be immediately retired. The stock buy-back program will expire in August 30, 2008.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 20, 2007 at the annual meeting, shareholders of the Company approved the following matters submitted to them for consideration:

Elected the following as directors of the Company:

	FOR	WITHHELD
Brad R. Baldwin	8,819,091	1,163,033
Zeynep “Zee” Hakimoglu	8,899,674	1,082,450
Larry R. Hendricks	8,820,363	1,161,761
Scott M. Huntsman	8,820,241	1,161,883

Approved the ClearOne Communications, Inc. 2007 Equity Incentive Plan as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
3,020,748	1,792,560	981,418	4,187,398

Item 5.  OTHER INFORMATION

Not Applicable.

Item 6.  EXHIBITS

Exhibit	SEC Ref.
No.	No.	Title of Document	Location
31.1	31	Section 302 Certification of Chief Executive Officer	This filing
31.2	31	Section 302 Certification of Chief Financial Officer	This filing
32.1	32	Section 906 Certification of Chief Executive Officer	This filing
32.2	32	Section 906 Certification of Chief Financial Officer	This filing

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARONE COMMUNICATIONS, INC.

February 11, 2008	By:	/s/ Zeynep Hakimoglu
Zeynep Hakimoglu
President and Chief Executive Officer
(Principal Executive Officer)

February 11, 2008	By:	/s/ Greg A. LeClaire
Greg A. LeClaire
Chief Financial Officer
(Principal Financial and Accounting Officer)