Form 10-Q
period 2008-03-31
CLEARONE COMMUNICATIONS INC
filed 2008-05-13
CIK 840715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒                      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Larger Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  There were 10,288,780 shares of the Company’s Common Stock, par value $0.001, outstanding on May 13, 2008.

CLEARONE COMMUNICATIONS, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995.  These statements reflect our views with respect to future events based upon information available to us at this time.  These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from these statements.  Forward-looking statements are typically identified by the use of the words “believe,” “may,” “could,” “should,” “expect,” “anticipate,” “estimate,” “project,” “propose,” “plan,” “intend,” and similar words and expressions; however, not all forward-looking statements contain these words.  Examples of forward-looking statements are statements that describe the proposed development, manufacturing, and sale of our products; statements that describe our results of operations, pricing trends, the markets for our products, our anticipated capital expenditures, our cost reduction and operational restructuring initiatives, and regulatory developments; statements with regard to the nature and extent of competition we may face in the future; statements with respect to the sources of and need for future financing; and statements with respect to future strategic plans, expansion, potential acquisitions, goals, and objectives.  Forward-looking statements are contained in this report in certain estimates and assumptions used in the preparation of our financial statements and in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” and Item 4, “Controls and Procedures” included in this Quarterly Report on Form 10-Q.  The forward-looking statements are based on present circumstances and on our predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences and timing than those now assumed or anticipated.  Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the risk factors discussed in this report under Part II – Other Information, Item 1A, “Risk Factors,” and the application of “Critical Accounting Policies” as discussed in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These cautionary statements are intended to be applicable to all related forward-looking statements wherever they appear in this report.  The cautionary statements contained or referred to in this report should also be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf.  Any forward-looking statements are made only as of the date of this report and we assume no obligation to update forward-looking statements to reflect subsequent events, changes in circumstances, or changes in estimates.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARONE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of dollars, except per share amounts)
	(unaudited)	(audited)
	March 31,	June 30,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$8,566	$2,782
Marketable securities	821	19,871
Accounts receivable, net of allowance for doubtful accounts	7,005	8,025
of $69 and $54, respectively
Deposit, Bond for Preliminary Injunction	908	0
Note Receivable	85	163
Inventories, net	7,318	7,263
Income tax receivable	8	0
Deferred income taxes	203	0
Prepaid expenses	485	213
Total current assets	25,399	38,317

Long-term Securities	11,486	0
Property and equipment, net	2,678	2,694
Intangible Assets, net	49	0
Note Receiveable - long-term	0	43
Other assets	9	9
Total assets	$39,621	$41,063

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,924	$1,745
Accrued taxes	0	660
Accrued liabilities	2,372	1,874
Deferred product revenue	4,206	4,872
Total current liabilities	8,502	9,151

Deferred rent	739	855
Deferred income taxes, net	203	0
Other long-term liabilities	1,040	619
Total liabilities	10,484	10,625

Shareholders' equity:
Common stock, par value $0.001, 50,000,000 shares authorized,
10,444,810 and 10,861,920 shares issued and outstanding, respectively	10	11
Additional paid-in capital	45,422	47,582
Accumulated other comprehensive loss	(764)	0
Accumulated deficit	(15,531)	(17,155)
Total shareholders' equity	29,137	30,438
Total liabilities and shareholders' equity	$39,621	$41,063
See accompanying notes to condensed consolidated financial statements

CLEARONE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands of dollars, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007

Product Revenue:	$9,163	$9,355	$29,393	$28,873

Cost of goods sold	3,439	4,190	12,153	13,366
Gross profit	5,724	5,165	17,240	15,507

Operating expenses:
Sales & Marketing	1,640	2,004	4,820	5,711
General & administrative	1,183	763	5,276	2,260
Research and product development	1,701	1,848	5,134	5,782
Total operating expenses	4,524	4,615	15,230	13,753

Operating income	1,200	550	2,010	1,754

Other income (expense), net:
Interest income	283	572	893	1,163
Other, net	(87)	5	(45)	66
Other income, net:	196	577	848	1,229

Income from continuing operations before income taxes	1,396	1,127	2,858	2,983
(Provision) for income taxes	(335)	(167)	(955)	(303)
Income from continuing operations	1,061	960	1,903	2,680

Discontinued operations:
Income from discontinued operations	-	-	-	495
Gain (loss) on disposal of discontinued operations	-	420	25	(10)
Income tax provision	-	(157)	(9)	(181)
Income from discontinued operations:	-	263	16	304

Net income	$1,061	$1,223	$1,919	$2,984

See accompanying notes to condensed consolidated financial statements

 CLEARONE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
(Unaudited)
(in thousands of dollars, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007

Basic earnings per common share from continuing operations	$0.10	$0.09	$0.18	$0.23
Diluted earnings per common share from continuing operations	$0.10	$0.09	$0.18	$0.23

Basic earnings per common share from discontinued operations	$-	$0.02	$0.00	$0.03
Diluted earnings per common share from discontinued operations	$-	$0.02	$-	$0.03

Basic earnings per common share	$0.10	$0.11	$0.18	$0.25
Diluted earnings per common share	$0.10	$0.11	$0.18	$0.25

Basic weighted average shares	10,651,352	10,994,607	10,818,205	11,705,853
Diluted weighted average shares	10,747,317	11,101,791	10,921,932	11,770,145

See accompanying notes to condensed consolidated financial statements

CLEARONE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands of dollars, except per share amounts)

	Nine Months Ended
	March 31,	March 31,
	2008	2007
Cash flows from operating activities:
Net income from continuing operations	$1,903	$2,680
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operations:
Depreciation and amortization expense	580	678
Stock-based compensation	551	658
(Recovery) Write-off of inventory	(34)	499
Loss on disposal of assets and fixed assets write-offs	4	1
Provision for doubtful accounts	15	1
Accounts receivable	837	936
Deposit - Bond	(908)	-
Note receivable - Ken-A-Vision	121	(245)
Inventories	(21)	(838)
Other assets	(272)	(43)
Accounts payable	348	(651)
Accrued liabilities	497	(737)
Income Taxes	(542)	3,696
Other liabilities	-	(55)
Deferred product revenue	(666)	(760)
Net cash provided by continuing operating activities	2,413	5,820
Net cash provided by discontinued operating activities	-	47
Net cash provided by operating activities	2,413	5,867

Cash flows from investing activities:
Purchase of property and equipment	(684)	(732)
Purchase of intellectual property	(49)	-
Proceeds from the sale of property and equipment	-	60
Purchase of marketable securities	(10,570)	(22,650)
Sale of marketable securities	17,370	22,550
Net cash provided by (used in) continuing investing activities	6,067	(772)
Net cash provided by discontinued investing activities	16	822
Net cash provided by (used in) investing activities	6,083	50

Cash flows from financing activities:
Proceeds from common stock	591	36
Purchase and retirement of stock	(3,370)	(5,881)
Tax Benefit attributable to exercise of stock options	67	-
Net cash used in financing activities	(2,712)	(5,845)

Net increase in cash and cash equivalents	5,784	72
Cash and cash equivalents at the beginning of the period	2,782	1,240
Cash and cash equivalents at the end of the period	$8,566	$1,312

See accompanying notes to condensed consolidated financial statements

CLEARONE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)
(in thousands of dollars, except per share amounts)

	Nine Months Ended
	March 31,	March 31,
	2008	2007
Supplemental disclosure of cash flow information:
Cash paid for interest	$2	$1
Cash paid (received) for income taxes	$1,439	$(3,176)

Supplemental disclosure of non-cash financing activities:
Exchanged accounts receivable from a vendor with accounts payable to same vendor	$168	$-
Increase in accumulated deficit and income tax liability as a result of the adoption of FIN48 (see Note 4)	$295	$-
Lease incentive for Edgewater leasehold improvements	$-	$1,049

See accompanying notes to condensed consolidated financial statements

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands of dollars, except per share amounts)

1.  Basis of Presentation

The accompanying condensed consolidated financial statements, consisting of the condensed consolidated balance sheets as of March 31, 2008 and June 30, 2007, the condensed consolidated statements of income for the three and nine months ended March 31, 2008 and 2007, and the condensed consolidated statements of cash flows for the nine months ended March 31, 2008 and 2007, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q.  Accordingly, certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2007.

In management’s opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for the entire year or for any future period.

2.  Inventory

Inventories, net of reserves, consisted of the following as of March 31, 2008 and June 30, 2007 (in thousands):

	March 31,	June 30,
	2008	2007

Raw materials	$135	$453
Finished goods	5,426	4,695
Consigned inventory	1,757	2,115
Total inventory	$7,318	$7,263

Consigned inventory represents inventory at distributors and other customers where revenue recognition criteria have not been achieved.

3.  Share-Based Payment

The Company’s share-based compensation primarily consists of the following plans:

On March 31, 2008 the Company had two share-based compensation plans, one that was replaced on November 20, 2007, and one that became active on the same date. The plans are described below.

The Company’s 1998 Incentive Plan (the “1998 Plan”) had shares of common stock available for issuance to employees and directors. Provisions of the 1998 Plan include the granting of incentive and non-qualified stock options.  Through December 1999, 1,066,000 options were granted that would cliff, or fully, vest after 9.8 years; however, such vesting was accelerated for 637,089 of these options upon meeting certain earnings per share goals through the fiscal year ended June 30, 2003.  Subsequent to December 1999 and through June 2002, 1,248,250 options were granted that would cliff vest after 6.0 years; however, such vesting was accelerated for 300,494 of these options upon meeting certain earnings per share goals through the fiscal year ended June 30, 2005.  As of March 31, 2008, 20,000 and 125,250 of these options that cliff vest after 9.8 and 6.0 years, respectively, remain outstanding.

The Company also has a 2007 Equity Incentive Plan (the “2007 Plan”). Provisions of the 2007 Plan include the granting of up to 1,000,000 incentive and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units. Options may be granted to employees, officers, non-employee directors and other service providers and may be granted upon such terms as the Compensation Committee of the Board of Directors, in its sole discretion, determine, or in the absence of a Compensation Committee, a properly constituted Compensation Committee or the Board itself.

Of the options granted subsequent to June 2002, all vesting schedules are based on three- or four-year vesting schedules, with either one-third or one-fourth vesting on the first anniversary and the remaining options vesting ratably over the remainder of the vesting term. Generally, directors and officers have three-year vesting schedules and all other employees have four-year vesting schedules. Additionally, in the event of a change in control or the occurrence of an extraordinary corporate transaction, the Company’s Board of Directors has the authority to elect that all unvested options shall vest and become exercisable immediately prior to the event or closing of the transaction. All options outstanding as of March 31, 2008 had contractual lives of ten years. Under the 1998 Plan, 2,500,000 shares were authorized for grant. As of March 31, 2008, there were 1,230,158 options outstanding under the 1998 Plan, which includes the cliff vesting and three or four-year vesting options discussed above. As of March 31, 2008, 1,500 options had been granted under the 2007 Plan leaving 998,500 options available for granting.

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

Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment.” The Company adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective transition method.  Under this transition method, stock-based compensation cost recognized beginning July 1, 2005 includes the straight-line compensation cost for (a) all share-based payments granted prior to July 1, 2005, but not yet vested, based on the grant date fair values used in the pro forma disclosures under the original SFAS No. 123 and (b) all share-based payments granted on or after July 1, 2005, in accordance with the provisions of SFAS No. 123R.

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

4. Income Taxes

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts.

The Company adopted the provisions of FIN 48 on July 1, 2007.  Upon adoption, the Company recognized a FIN 48 liability of $755 for permanent tax items. Included in the $755 liability was approximately $78 in interest and penalties related to unrecognized tax benefits. the Company also recognized $159 of temporary FIN 48 liability. After taking its SFAS No. 5 “Accounting for Contingencies” contingent liability balance of $618 from June 30, 2007 the Company posted a cumulative-effect adjustment of approximately $295, increasing our liability for unrecognized tax benefits and reducing the July 1, 2007 balance of retained earnings. The total liability for unrecognized tax benefits at July 1, 2007, including temporary tax differences, was approximately $914.

During the first nine months of its fiscal 2008, the Company recorded approximately $130 related to unrecognized tax benefits that would favorably impact its effective tax rate if recognized. The total outstanding balance for liabilities related to unrecognized tax benefits at March 31, 2008 was $1,039 of which $82 was associated with interest and penalties. The Company account for interest expense and penalties for unrecognized tax benefits as part of its income tax provision.

The Company is subject to income taxes in both the United States and in certain non-U.S. jurisdictions. The Company estimates its current tax position together with its future tax consequences attributable to temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation, and other reserves for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that its deferred tax assets will be recovered from future taxable income, prior year carryback, or future reversals of existing taxable temporary differences. To the extent the Company believes that recovery is not more likely than not, it establishes a valuation allowance against these deferred tax assets. Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities, and any valuation allowance recorded against its deferred tax assets. To the extent the Company establishes a valuation allowance in a period, it must include and expense the allowance within the tax provision in the consolidated statement of operations. The reversal of a previously established valuation allowance results in a benefit for income taxes. As of March 31, 2008, the Company continued to be fully reserved against its net deferred tax assets which total to approximately $4.5 million.

5.  Contingent Liability

In accordance with SFAS No. 5, Accounting for Contingencies, the Company accrued $1.8 million in its fiscal 2008 first quarter and an additional $400 in the following two quarters, representing the probable amount that as of the date of the financial statements could be reasonably estimated of its liability, through trial, associated with the advancement of funds related to indemnification agreements with two former officers. As disclosed in July 2007, the Company was informed that two of its former officers have been indicted by the United States Attorney's Office for the District of Utah. The Company has been advised that a new trial date of October 20, 2008 has been set. The Company is cooperating fully with the U.S. Attorney's office in this matter and has been advised that it is neither a target nor a subject of the investigation or indictment.

6. Investments

The following table displays the gross unrealized loses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired (in thousands) inclusive of the length of time the securities have been in a continuous unrealized loss position at March 31, 2008:

Description of Securities	Total - All Less than 12 Months
	Fair Value	Unrealized Losses
Auction Rate Securities	11,486	764

As of  March 31, 2008, $12.25 million of the Company’s investments were invested in auction rate securities ("ARSs") which were in accordance with the Company’s investment policy.  Recently, auctions for these securities were not successful, resulting in the Company continuing to hold these securities and the issuers paying interest at the maximum contractual rate. Based on current credit market conditions, it is likely that future auctions related to these securities will be unsuccessful in the near term. Unsuccessful auctions will result in the Company holding securities beyond their next scheduled auction reset dates and limiting the short-term liquidity of these investments.

While these failures in the auction process have affected the Company’s ability to access these funds in the near term, the Company does not believe that the value of the underlying securities or collateral have been affected. The Company’s ARSs are held at two different investment banks: UBS and Morgan Stanley. All but one of the ARS investments are AAA and/or Aaa rated. The other ARS is A2/A rated. UBS has reduced the value of the Company’s ARSs on its March 31, 2008 statement by approximately $764,000 from the par value citing the result of unsuccessful auctions and resulting illiquidity. Morgan Stanley has not reduced the par value of Company’s ARSs on the Company’s March 31, 2008 statement. Due to the current market conditions including UBS’s decision to mark-down the current value of the Company’s ARSs, the Company has evaluated the accounting treatment of its ARS investments. In its evaluation, the Company has reviewed SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities in addition to SFAS No. 157, Fair Value Measurements, and related guidance issued by the FASB and the Securities and Exchange Commission (SEC).

At March 31, 2008, the Company reclassified its entire ARS investment balance from short-term/current investments to long-term/non-current auction rate securities on its balance sheet due to the Company’s inability to determine when its ARS investments will become liquid. Based on UBS’s and Morgan Stanley’s assessment of fair value, as of March 31, 2008 the Company determined there was a decline in the fair value of its ARS investments of $764 which was deemed temporary. The Company deemed this decline temporary in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related guidance issued by FASB and the SEC which calls for the classification of impairments as “temporary” or “other-than-temporary.” A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. Such an unrealized loss does not affect net income (loss) for the applicable reporting period. An other-than-temporary impairment charge is recorded as a recognized loss in the consolidated statement of operations and reduces net income (loss) for the applicable reporting period. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of the Company to retain its investment with the issuer for a period of time sufficient to allow for any anticipated recovery in market value. Since the Company, with its current knowledge, has the ability to hold the ARSs as long as required to realize the full par value which could be until final maturity of the underlying notes (between 2027 and 2039) believes it is probable that it will be able to collect all amounts due according to the contractual terms of the investment, the impairment has been deemed to be not other-than-temporary.

Changes in the unrealized holding losses on the Company’s ARS investments and reported as a separate component of accumulated other comprehensive income are as follows:

	3Q 2008	3Q 2007
Balance, beginning of period	$-	$-
Unrealized holding (losses), in equity securities	(764)	-
Balance, end of period	$(764)	$-

7.  Comprehensive Income

The components of comprehensive income (loss) are (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007
Net income	$1,061	$1,223	$1,919	$2,984
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investment, net of taxes	(764)	0	(764)	0
	$297	$1,223	$1,155	$2,984

8.  Asset Purchase

On March 12, 2008, the Company entered into an asset purchase agreement with Ascalade Communications, Inc., a Canadian corporation, to acquire the intellectual property and production equipment related to and required for the production of the Company’s MAX™ Wireless and the Ascalade design of conferencing phones.

9.  Bond for Preliminary Injunction

As explained in Part II. Legal Proceedings, and in reference to the case of ClearOne Communications, Inc. v. Andrew Chiang, et al, a preliminary injunction order was granted to ClearOne on October 30, 2007.  In conjunction with the United States District Court’s grant of ClearOne’s motion for a preliminary injunction, the Court issued an order establishing the amount for the bond to be posted by ClearOne.  The bond was set in the amount of $907,909, placed with the clerk of the Court on November 6, 2007 and recorded as a deposit in the current assets section of the Company’s balance sheet.

10.  Recent Accounting Pronouncements

In September 2006,  FASB issued SFAS No. 157 “Fair Value  Measurements.”  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value.  SFAS No.157 expands the disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The disclosures focus on the inputs used to measure fair value, the recurring fair value measurements using significant  unobservable inputs and the effect of the measurement on earnings (or changes in net assets) for the period.  The guidance in SFAS No.157 also applies for  derivatives and other  financial instruments measured at fair value under Statement 133 “Accounting  for Derivative Instruments and Hedging Activities” at initial recognition and in all subsequent periods. SFAS No.157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We are currently reviewing the requirements of SFAS No 157, and at this point in time, have not determined what impact, if any, SFAS No.157 will have on our results of operations and financial position.

In February 2007, the FASB issued SFAS No.159 “The Fair Value Option for Financial Assets and Financial Liabilities.”  This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This statement requires a business entity to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  An entity may decide whether to elect the fair value option for each eligible item on its election date, subject to certain requirements described in the statement. SFAS No.159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently reviewing the requirements of this statement and, at this point in time, have not determined the impact, if any, that this statement may have on its results of operations and financial position.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently reviewing the requirements of this statement and, at this point in time, have not determined the impact, if any, that this statement may have on its results of operations and financial position.

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

Our products are used by organizations of all sizes to accomplish effective group communication. Our end-users range from some of the world’s largest and most prestigious companies and institutions to small and medium-sized businesses, educational institutions, and government organizations as well as individual consumers. We sell our products to these end-users primarily through a network of independent distributors which in turn sell our products to dealers, systems integrators, and value-added resellers. We also sell products on a limited basis directly to dealers, systems integrators, value-added resellers, and end-users.

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

We provide a right of return on product sales to distributors.  Revenue from product sales to distributors is not recognized until the return privilege has expired, which approximates when product is sold-through to customers of our distributors (dealers, system integrators, value-added resellers, and end-users) rather than when the product is initially shipped to a distributor.  We evaluate, at each quarter-end, the inventory in the distributorship channel through information provided by certain of our distributors.  The level of inventory in the channel will fluctuate up or down, each quarter, based upon our distributors’ individual operations.  Accordingly, each quarter-end revenue deferral is calculated and recorded based upon the underlying, estimated channel inventory at quarter-end.  Although certain distributors provide certain channel inventory amounts, we make judgments and estimates with regard to the amount of inventory in the entire channel, for all customers and for all channel inventory items, and the appropriate revenue and cost of goods sold associated with those channel products.  Although these estimates and judgments regarding total channel inventory revenue and cost of goods sold could differ from actual amounts, we believe that our calculations are indicative of actual levels of inventory in the distribution channel.  As of March 31, 2008, we deferred $4.2 million in revenue and $1.8 million in cost of goods sold related to products sold where return rights had not lapsed.  The amounts of deferred cost of goods sold were included in consigned inventory.  The following table details the amount of deferred revenue and cost of goods sold at each period end for the 21-month period ended March 31, 2008 (in thousands).

	Deferred Revenue	Deferred Cost of Goods Sold	Deferred Gross Profit

March 31, 2008	$4,206	$1,757	$2,449
December 31, 2007	4,980	1,859	3,121
September 30, 2007	5,875	2,149	3,726
June 30, 2007	4,872	2,115	2,757
March 31, 2007	5,111	2,265	2,846
December 31, 2006	4,711	2,166	2,545
September 30, 2006	5,249	2,541	2,708
June 30, 2006	5,871	2,817	3,054

We offer rebates and market development funds to certain of our distributors and dealers, systems integrators, value-added resellers, and end-users and based upon volume of product purchased by them.  We record rebates as a reduction of revenue in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-22, “Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future.”  Beginning January 1, 2002, we adopted EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”  We continue to record rebates as a reduction of revenue in the period revenue is recognized.

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

Purchased Intangibles

We assess the impairment of intangibles annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Some factors we consider important that could trigger an impairment review include the following:

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

Accounting for Income Taxes

We are subject to income taxes in both the United States and in certain non-U.S. jurisdictions.  We estimate our current tax position together with our future tax consequences attributable to temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation, and other reserves for tax and accounting purposes.  These temporary differences result in deferred tax assets and liabilities.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, prior year carryback, or future reversals of existing taxable temporary differences.  To the extent we believe that recovery is not more likely than not, we establish a valuation allowance against these deferred tax assets.  Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets.  To the extent we establish a valuation allowance in a period, we must include an expense for the allowance within the tax provision in the condensed consolidated statement of operations. The reversal of a previously established valuation allowance results in a benefit for income taxes. As of March 31, 2008, we continued to be fully reserved against our net deferred tax assets which total approximately $4.5 million.

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

Effective July 1, 2005, we adopted SFAS No. 123R and its fair value recognition provisions using the modified prospective transition method.  Under this transition method, stock-based compensation cost recognized after July 1, 2005 includes the straight-line basis compensation cost for (a) all share-based payments granted prior to July 1, 2005, but not yet vested, based on the grant date fair values used for the pro forma disclosures under the original SFAS No. 123 and (b) all share-based payments granted or modified on or after July 1, 2005, in accordance with the provisions of SFAS No. 123R.

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

SEASONALITY

Our audio conferencing products revenue has historically been strongest during our second and fourth fiscal quarters.   There can be no assurance that any historical sales patterns will continue and, as a result, sales for any prior quarter are not necessarily indicative of the sales to be expected in any future quarter.

ANALYSIS OF RESULTS OF OPERATIONS

Results of Operations for the three months or the third fiscal quarter (“3Q”) and nine months of the fiscal year (“9M”) ended March 31, 2008 and 2007

The following table sets forth certain items from our unaudited condensed consolidated statements of operations (in thousands) for the three and nine months ended March 31, 2008 and 2007, together with the percentage of total revenue that each such item represents:

CLEARONE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands of dollars, except per share amounts)

	Three Months Ended				Nine Months Ended
	March 31,		March 31,		March 31,		March 31,
	2008		2007		2008		2007
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Product Revenue:	$9,163	100%	$9,355	100%	$29,393	100%	$28,873	100%

Cost of goods sold	3,439	38%	4,190	45%	12,153	41%	13,366	46%
Gross profit	5,724	62%	5,165	55%	17,240	59%	15,507	54%

Operating expenses:
Sales & Marketing	1,640	18%	2,004	21%	4,820	16%	5,711	20%
General & administrative	1,183	13%	763	8%	5,276	18%	2,260	8%
Research and product development	1,701	19%	1,848	20%	5,134	17%	5,782	20%
Total operating expenses	4,524	49%	4,615	49%	15,230	52%	13,753	48%

Revenue

Revenue for 3Q 2008 decreased by 2%, or approximately $190,000, compared to 3Q 2007.  The 3Q 2008 decrease was due mainly to lower sales of the Company’s professional audio and premium conferencing products in addition to lower accessories revenue which collectively decreased approximately $500,000 from 3Q 2007. The 3Q 2008 decreases were offset by an approximate $300,000 collective increase in the Company’s tabletop and personal conferencing products over the same period of 2007. Revenues generated within the United States decreased from 70% in 3Q 2007 to 63% in 3Q 2008.

9M 2008 revenue increased by 2%, or approximately $520,000 compared to 9M 2007. The 9M 2008 revenue increase was led by growth in professional audio, tabletop, personal and OEM conferencing product sales which collectively increased approximately $1 million over 9M 2007. The Company also expended about $250,000 less in marketing programs (e.g. marketing development funds, rebates, etc.) in 9M 2008 than in 9M 2007. These revenue increases were offset by reduced premium conferencing, conferencing furniture and other product sales which together declined about $725,000 in 9M 2008. Revenues generated within the United States increased from 70% in 9M 2007 to 72% in 3Q 2008.

We evaluate, at each quarter-end, the inventory in the channel through information provided by certain of our distributors.  The level of inventory in the channel fluctuates up or down, each quarter, based upon our distributors’ individual operations.  Accordingly, each quarter-end revenue deferral is calculated and recorded based upon the underlying, estimated channel inventory at quarter-end.  During 3Q 2008 and 2007, the net change in deferred revenue based on the net movement of inventory in the channel was a net recognition (deferral) of $774,000 and ($400,000) in revenue, respectively. For 9M 2008 and 2007, the net change in deferred revenue based on the net movement of inventory in the channel was a net recognition of $666,000 and $760,000 in revenue, respectively.

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

The Company’s gross profit margin (GPM), gross profit as a percentage of sales, was 62% and 59% in 3Q and 9M 2008, respectively, compared to 55% and 54% in 3Q and 9M 2007, respectively. GPM for 3Q 2008 was significantly higher than the same period of 2007 primarily as a result of the Company reducing its reserve for inventory obsolescence by approximately $400,000; largely the result of the increased sales velocity of several lines of its tabletop conferencing products. The increase in GPM for 9M 2008 over the same period of 2007 was due primarily to a favorable mix of higher margin product revenue in 9M 2008, led by the Company’s professional audio conferencing products, in addition to the reduction in the Company’s inventory obsolescence reserve discussed above.

Operating Expenses

3Q 2008 operating expenses were $4.5 million, a decrease of $90,000, or 2%, from $4.6 million for 3Q 2007.  9M 2008 operating expenses of $15.2 million were $1.5 million or 11% higher than the 9M 2007 total of $13.8 million. The following is a more detailed discussion of expenses related to sales and marketing, general and administrative, and research and product development.

Sales and marketing expenses.  Sales and Marketing (S&M) expenses include selling, customer service, and marketing expenses such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses. 3Q 2008 S&M expenses decreased $364,000, or 18%, to $1.6 million compared to 3Q 2007 expenses of $2.0 million. As a percentage of revenues, 3Q 2008 and 2007 S&M expenses were 18% and 21%, respectively.  The lower 3Q 2008 percentage can be attributed to lower S&M expenses primarily related to significantly lower payroll and related expenses of $335,000 associated with lower S&M headcount.  9M 2008 S&M expenses decreased about $900,000, or 16%, to $4.8 million compared to 9M 2007 expenses of $5.7 million due to $1 million lower payroll and related expenses of $1 million partially offset by an increase in advertising and related expenses to promote the Company’s differentiated value in targeted publications and trade shows. As a percentage of revenues, 9M 2008 and 2007 S&M expenses were 16% and 20%, respectively.

General and administrative expenses.  General and administrative (G&A) expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs and corporate administrative costs, including finance and human resources. 3Q 2008 G&A expenses increased $420,000, or 55%, to $1.2 million compared to 3Q 2007 expenses of $763,000. 3Q 2008 and 2007 G&A expenses were 13% and 8% of revenue, respectively.  The 3Q 2008 increase was due primarily to accruing an additional $300,000 for the Company’s contingent liability reserve associated with the advancement of funds related to indemnification agreements with two former officers. 9M 2008 G&A expenses increased $3.0 million, or 133%, to $5.3 million compared to 9M 2007 expenses of $2.3 million. 9M 2008 and 2007 G&A expenses were 18% and 8% of revenue, respectively. The $3.0 million increase in 9M 2008 was primarily due to estimating and establishing a $1.8 million accrual for a contingent liability in 1Q 2008, which was subsequently increased by $400,000 in the subsequent two quarters. In accordance with SFAS No. 5, Accounting for Contingencies, the Company has accrued a total of $2.2 million in 9M 2008, the balance of which was $670,000 at March 31, 2008, representing the probable amount that as of the date of the financial statements could be reasonably estimated of its liability, through trial, associated with the advancement of funds related to indemnification agreements with two former officers (please refer to “Legal Proceedings” in Part II of this Form 10-Q for additional information). Also, during 9M 2008 the Company incurred an additional $840,000 in legal fees over 9M 2007, primarily related to its lawsuit against WideBand, Biamp et al. The Company also paid Edward D. Bagley, the Company’s former director and Chairman the sum of $200,000 in 1Q 2008 upon his resignation and in consideration for his service as a director of the Company since 1994.

Research and product development expenses. Research and product development (R&D) expenses include research and development, product line management, engineering services, and test and application expenses, including employee-related costs, outside services, expensed materials, depreciation, and an allocation of overhead expenses.  3Q 2008 R&D expenses decreased to $1.7 million from $1.9 million in 3Q 2007.  As a percentage of revenues, 3Q 2008 and 2007 R&D expenses were 19% and 20%, respectively.  As a percentage of revenues, 9M 2008 R&D expenses decreased to $5.1 million from $5.8 million in 9M 2007. 9M 2008 and 2007 R&D expenses were 17% and 20% of revenue, respectively. The $648,000 decrease in 9M 2008 was due primarily to lower payroll and related expenses in addition to lower R&D project expenses.

Operating income.  3Q 2008 operating income increased 118% to $1.2 million compared to 3Q 2007 operating income of $550,000.  The 3Q 2008 operating income increase of $650,000 was due mainly to the $560,000 gross profit increase. 9M 2008 operating income was $2.0 million compared to $1.8 million in 9M 2007. The approximate $200,000 operating income increase in 9M 2008 was due to the $1.7 million gross profit increase partially offset by the $1.5 million increase in operating expenses.

Other income, net.  Other income, net, includes interest income, interest expense, capital gains, gain (loss) on the disposal of assets, and currency gain (loss).  3Q 2008 other income was $196,000, a decrease of $380,000 from other income of $577,000 in 3Q 2007.  9M 2008 other income was $850,000, a decrease of $380,000 from other income of $1.2 million in 9M 2007. The decreases in both 3Q and 9M 2008 were primarily due to the Company’s 9M 2007 receipt of $326,000 in interest income related to an income tax refund.

Income from continuing operations before income taxes.  3Q 2008 and 3Q 2007 income from continuing operations was $1.1 million and $960,000, respectively.  As a percentage of revenues, 3Q 2008 and 2007 income from continuing operations was 12% and 10%, respectively. 9M 2008 income from continuing operations was $1.9 million compared to $2.7 million in 9M 2007.  As a percentage of revenues, 9M 2008 and 2007 income from continuing operations was 6% and 9%, respectively. The lower income from continuing operations in 9M 2008 was due to primarily to the $2.2 million contingent liability charged to G&A expenses associated with the advancement of funds under indemnification agreements with two former officers, partially offset by the 9M 2008 higher gross profit of $1.7 million and $250,000 increased operating income.

Income (loss) from discontinued operations, net of tax.   During 3Q 2008 and 2007 we recorded income from discontinued operations, net of tax of $0 and $263,000, respectively. The 3Q 2007 income was exclusively related to funds received through the receivership of OM Video.  For 9M 2008 and 2007 income from discontinued operations, net of tax was $16,000 and $304,000, respectively.  During 9M 2007, we recognized $41,000 in income from discontinued operations from the document and educational camera product line and $263,000 related to funds received through the OM Video receivership.

Net income and earnings per share.  3Q 2008 net income was $1.1 million, a decrease of $160,000 from $1.2 million in 3Q 2007. As a percentage of revenues, 3Q 2008 and 2007 net income was 12% and 13%, respectively.  The 3Q 2008 decrease was due primarily to the $263,000 income from discontinued operations realized in 3Q 2007. As a percentage of revenues, 9M 2008 and 2007 net income was 7% and 10%, respectively.  The $1.1 million 9M 2008 decrease was due largely to the establishment of the $2.2 million accrual for the contingent liability previously discussed in addition to an increased tax provision of $652 partially offset by the $1.7 million 9M 2008 increase in gross profit. The income tax provision rates in 3Q and 9M 2008 were 24% and 33%, respectively, compared to 15% and 10% in 3Q and 9M 2007, respectively. The increase in the 2008 tax rates were due largely to the Company’s adoption of FIN 48 Accounting for Uncertainty in Income Taxes in addition to recognition of tax on the undistributed earnings of the Company’s foreign subsidiaries and deferring $400,000 of the legal contingent liability into the next fiscal year.

Diluted 3Q 2008 earnings per share (EPS) were 10% lower than in 3Q 2007. Diluted 9M 2008 EPS from continuing operations were 31% lower than in 9M 2007. The 3Q 2008 EPS from continuing operations decrease was due primarily to the $263,000 income from discontinued operations recognized in 3Q 2007 partially offset by approximately 343,000 fewer diluted shares outstanding due to the Company’s open market share repurchases. The 9M 2008 31% decrease in EPS over the same period of the prior year was due to the lower net income previously discussed partially offset by 848,000 fewer diluted shares outstanding.

3Q and 9M 2008 diluted weighted shares outstanding were 10,747,317 and 10,921,932, respectively. 3Q and 9M 2007 diluted weighted shares outstanding were 11,101,791 and 11,770,145, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $2.4 million in 9M 2008, a decrease of $3.5 million from the net cash provided by operating activities of $5.9 million in 9M 2007.  The year-over-year decrease can be attributed primarily to receipt of a $3.5 million federal income tax refund received in 9M 2007. The Company also recognized approximately $800,000 lower net income in 9M 2008 which was offset by changes in working capital, exclusive of the $3.5 million income tax refund, of about $1.0 million in addition to lower depreciation and stock-based compensation which collectively decreased approximately $170,000 from 9M 2007.

Net cash flows provided by investing activities were $6.1 million in 9M 2008, an increase of about $6.0 million from 9M 2007.  During 9M 2008 the Company converted about $6.8 million of marketable securities to cash and cash equivalents.

Net cash (used in) financing activities in 9M 2008 totaled ($2.7 million) which was approximately $3.1 million less than the ($5.8 million) (used in) financing activities during 9M 2007. In 9M 2007 the Company repurchased about 1.3 million of its shares for about $5.8 million compared to 9M 2008 repurchases of 600,000 shares for $3.4 million. In 9M 2008 the Company also received about $600,000 upon the exercise of stock options compared to $40,000 in the prior year period.

Additionally in 9M 2008, we paid approximately $1.4 million in income taxes and reduced our July 1, 2007 balance of retained earnings by $295 upon our adoption of FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes as discussed in note 5. During 9M 2007 we recorded $1.1 million in non-cash financing activities related to leasehold improvements to our new headquarters, the majority of which was paid as an incentive by the lessor as part of the lease agreement. These improvements are being accounted for in accordance with FASB Technical Bulletin No. 88-1, Issues Relating to Accounting for Leases, which states among other things that landlord incentives which fund leasehold improvements should be recorded as deferred rent and amortized as reductions to lease expense over the term of the lease.

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

As required by Rule 13a-15 under the Exchange Act, we have completed an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of March 31, 2008.
Based upon this evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of March 31, 2008.

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Legal Proceedings.  In addition to the legal proceedings described below, we are also involved from time to time in various claims and other legal proceedings which arise in the normal course of business. Such matters are subject to many uncertainties and outcomes that are not predictable. The following is an update to the proceedings described more fully in the Company’s Annual Report on SEC Form 10-K ITEM 3 - LEGAL PROCEEDINGS, for the year-ended 2007 and subsequent interim Form 10-Q updates.

Former Officer Indemnification. The Company has been informed that a trial date has been set for October 20, 2008. In accordance with SFAS No. 5, Accounting for Contingencies, ClearOne has accrued a total of $2.2 million in the first nine months of its fiscal 2008, the balance of which was about $670,000 at March 31, 2008 representing the probable amount that as of the date of the financial statements could be reasonably estimated of its liability, through trial, associated with the advancement of funds related to the indemnification agreements. The accrual is management’s best estimate of the Company’s liability as of the date of the issuance of its financial statements. In accordance with SFAS No. 5, the Company will adjust its contingent liability, as necessary, to reflect the probable amount of its liability that can be reasonably estimated. The Company’s actual liability may be higher or lower than management’s estimate upon final resolution of the matter.

Ernst & Young LLP (“E&Y”). In the Company’s claims against E&Y for breach of contract and professional negligence, the parties reached an agreement on a number of arbitration scheduling and procedural matters including discovery and commencing the hearing on April 20, 2009.

Item 1A.  RISK FACTORS

Investors should carefully consider the risks described below.  The risks described below are not the only risks we face, and there are risks that we are not presently aware of or that we currently believe are immaterial that may also impair our business operations. Any of these risks could harm our business.  The trading price of our common stock could decline significantly due to any of these risks and investors may lose all or part of their investment.  In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q, including our March 31, 2008 unaudited condensed consolidated financial statements and related notes.

Risks Relating to Our Business

We face intense competition in all markets for our products and services; our operating results will be adversely affected if we cannot compete effectively against other companies.

As described in more detail in the section entitled “Competition,” in our Annual Report on Form 10-K for the year ended June 30, 2007, the markets for our products and services are characterized by intense competition, pricing pressures and rapid technological change.  We compete with businesses having substantially greater financial, research and development, manufacturing, marketing, and other resources.  If we are not able to continually design, manufacture, and successfully introduce new or enhanced products or services that are comparable or superior to those provided by our competitors and at comparable or better prices, we could experience pricing pressures and reduced sales, profits, and market share, each of which could have a materially adverse effect on our business.

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

We have experienced and may again experience, technical difficulties and delays with the development and introduction of new products. Many of the products we develop contain sophisticated and complicated circuitry, software and components, and utilize manufacturing techniques involving new technologies. Potential difficulties in the development process that could be experienced by us include difficulty in:

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

We market our products primarily through a network of distributors which in turn sell our products to systems integrators, dealers, and value-added resellers. The majority of our agreements with such distributors and other distribution participants are non-exclusive, terminable at will by either party and generally short-term. No assurances can be given that any or all such distributors or other distribution participants will continue their relationship with us. Distributors and to a lesser extent systems integrators, dealers, and value-added resellers cannot easily be replaced, and the loss of revenues and our inability to reduce expenses to compensate for the loss of revenues could adversely affect our net revenues and profit margins.

Although we rely on our distribution channels to sell our products, our distributors and other reseller participants are not obligated to devote any specified amount of time, resources, or efforts to the marketing of our products or to sell a specified number of our products. There are no prohibitions on distributors or other resellers offering products that are competitive with our products and some do offer competitive products. The support of our products by distributors and other resller participants may depend on the competitive strength of our products and the price incentives we offer for their support. If our distributors and other reseller participants are not committed to our products, our revenues and profit margins may be adversely affected.

We cannot guarantee that our assumptions and judgments respecting recognition of revenue will be accurate.

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

In August 2005, we entered into a manufacturing agreement with a manufacturing services provider to manufacturer substantially all the products that were previously manufactured at our Salt Lake City, Utah manufacturing facility. Subsequently, we entered into agreements with offshore manufacturers who also manufacture several of our product lines. If these manufacturers that experience difficulties in obtaining sufficient supplies of components, component prices significantly exceed anticipated costs, an interruption in their operations, or otherwise suffer capacity constraints, we would experience a delay in shipping these products which would have a negative impact on our revenues. Should there be any disruption in services due to natural disaster, economic or political difficulties, quarantines, transportation restrictions, acts of terror, restrictions associated with infectious diseases, or other similar events, or any other reason, such disruption would have a material adverse effect on our business. Operating in the international environment exposes us to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, and potentially adverse tax consequences, which could materially affect our results of operations. Currently, we do not have a second source of manufacturing for some of our products.

The cost of delivered product from our outsourced manufacturers is a direct function of their ability to buy materials at a competitive price and to realize efficiencies and economies of scale within their overall business structure. If they are unsuccessful in driving efficient cost models, our delivered costs could rise, affecting our profitability and ability to compete. In addition, if the contract manufacturers are unable to achieve greater operational efficiencies, delivery schedules for new product development and current product delivery could be negatively impacted.

Environmental laws and regulations subject us to a number of risks and could result in significant costs and impact on revenue

We rely on our suppliers to provide us with materials that are compliant with environmental laws and regulations such as  Restrictions on Hazardous Substances (RoHS) rules in Europe, and Waste Electrical and Electronic (WEEE) directives, among others.  We also rely on our contract manufacturer’s whose processes must be maintained in accordance with such regulations. We work with our  suppliers and contract manufacturers for ongoing compliance with regulations and attempt to identify possible discrepancies as quickly as possible; however, one or more of our products could be in violation of a regulation due to a supplier and/or contract manufacturer making a non-compliant material or process change which could result in a material adverse effect on our operating results.

We depend on an outsourced fulfillment strategy.

In January 2008, we commenced the use of a third party supply chain management (“SCM”) firm who manages the receiving, storing, picking, packing, shipping and inventory management of the majority of the Company’s products. If the SCM firm experiences difficulties and/or interruptions in their operations preventing them from adequately fulfilling the Company’s products, we would experience a delay in shipping product to our customers which would negatively impact on our revenues. Should there be any disruption in the SCM’s services due to natural disaster, economic or political difficulties, quarantines, labor disputes, transportation restrictions, acts of terror or other similar events, such disruption would have a material adverse effect on our business. Currently, we do not have a second source for fulfillment of the majority of our products.

Product obsolescence could harm demand for our products and could adversely affect our revenues and our results of operations.

Our industry is subject to rapid and frequent technological innovations that could render existing technologies in our products obsolete and thereby decrease market demand for such products. If any of our products become slow-moving or obsolete and the recorded value of our inventory is greater than its market value, we will be required to write down the value of our inventory to its fair market value, which would adversely affect our results of operations. In limited circumstances, we are required to purchase components that our outsourced manufacturers use to produce and assemble our products. Should technological innovations render these materials obsolete, we will be required to write down the value of this inventory, which could adversely affect our results of operations.

If we are unable to protect our intellectual property rights or have insufficient proprietary rights, our business would be materially impaired.

We currently rely primarily on a combination of trade secrets, copyrights, trademarks, patents, patents pending, confidentiality and nondisclosure agreements to establish and protect our proprietary/intellectual property rights in our products. No assurances can be given that others will not independently develop similar technologies, or duplicate or design around aspects of our technology. In addition, we cannot assure that any patent or registered trademark owned by us will not be invalidated, circumvented or challenged, or that the rights granted thereunder will provide competitive advantages to us. Litigation may be necessary to enforce our intellectual property rights. We believe our products and other proprietary rights do not infringe upon any proprietary rights of third parties; however, we cannot assure that third parties will not assert infringement claims in the future. Our industry is characterized by vigorous protection of intellectual property rights. Such claims and the resulting litigation are expensive and could divert management’s attention, regardless of their merit. In the event of a claim, we might be required to license third-party technology or redesign our products, which may not be possible or economically feasible.

We currently hold a number of patents. To the extent that we have patentable technology for which we have not filed patent applications, others may be able to use such technology or even gain priority over us by patenting such technology themselves.

International sales account for a significant portion of our revenue and risks inherent in international sales could harm our business.

International sales represent a significant portion of our total product revenue. We anticipate that the portion of our total product revenue from international sales will continue to increase as we further enhance our focus on developing new products for new markets, establishing new distribution partners, strengthening our presence in emerging economies, and improving product localization with country-specific product documentation and marketing materials. Our international business is subject to the financial and operating risks of conducting business internationally, including:

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

We rely on third-party technology and/or license agreements.

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

The market price of our common stock has experienced significant fluctuations and may continue to fluctuate. The market price of our common stock may be significantly affected by a variety of factors, including:

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are not applicable
(c) Stock Repurchases

The following table details purchases by ClearOne of its own securities during 3Q 2008.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs (1)
January 1, 2008 – January 31, 2008	61,454	$4.94	61,454	$1,658,000
February 1, 2008 – February 28, 2008	121,677	$5.16	121,677	$1,030,000
March 1, 2008 – March 31, 2008	160,427	$4.83	160,427	$255,000
Total	343,558		343,558

(1)
On August 30, 2007, the Company announced that its Board of Directors had approved a stock buy-back program to purchase up $3,625,000 of the Company’s common stock over the next 12 months in open market and private block transactions. All repurchased shares will be immediately retired. The stock buy-back program will expire on August 30, 2008.

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

CLEARONE COMMUNICATIONS, INC.

May 13, 2008	By:	/s/ Zeynep Hakimoglu
Zeynep Hakimoglu
President and Chief Executive Officer
(Principal Executive Officer)

May 13, 2008	By:	/s/ Greg A. LeClaire
Greg A. LeClaire
Chief Financial Officer
(Principal Financial and Accounting Officer)