Form 10-K
period 2008-06-30
CLEARONE COMMUNICATIONS INC
filed 2008-09-10
CIK 840715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-17219

CLEARONE COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0398877
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5225 Wiley Post Way, Suite 500
Salt Lake City, Utah 84116
(Address of principal executive offices, including zip code)

(801) 975-7200
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act: Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Capital Market

Securities registered under Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.Yes ☐No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Larger Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller Reporting Company ☐
Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Securities Act).
Yes ☐                      No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the shares of voting common stock held by non-affiliates was approximately $48,415,000 at December 31, 2007, based on the $5.42 closing price for the Company’s common stock on the NASDAQ Capital Market on such date. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares of ClearOne common stock outstanding as of September 9, 2008 was 10,230,968.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held November 14, 2008 are incorporated by reference into Part III of this report.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995.  These statements reflect our views with respect to future events based upon information available to us at this time. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from these statements. Forward-looking statements are typically identified by the use of the words “believe,” “may,” “could,” “will,” “should,” “expect,” “anticipate,” “estimate,” “project,” “propose,” “plan,” “intend,” and similar words and expressions. Examples of forward-looking statements are statements that describe the proposed development, manufacturing, and sale of our products; statements that describe our results of operations, pricing trends, the markets for our products, our anticipated capital expenditures, our cost reduction and operational restructuring initiatives, and regulatory developments; statements with regard to the nature and extent of competition we may face in the future; statements with respect to the sources of and need for future financing; and statements with respect to future strategic plans, goals, and objectives. Forward-looking statements are contained in this report under “Description of Business” included in Item 1 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Qualitative and Quantitative Disclosures About Market Risk” included in Items 7 and 7A of Part II of this Annual Report on Form 10-K. The forward-looking statements are based on present circumstances and on our predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences and timing than those now assumed or anticipated. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the risk factors discussed in this report under the caption “Item 1A: Risk Factors.” These cautionary statements are intended to be applicable to all related forward-looking statements wherever they appear in this report. The cautionary statements contained or referred to in this report should also be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. Any forward-looking statements are made only as of the date of this report and ClearOne assumes no obligation to update forward-looking statements to reflect subsequent events or circumstances.

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

ClearOne was formed as a Utah corporation in 1983 organized under the laws of the State of Utah. Our website address is www.clearone.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available, free of charge, on our website as soon as reasonably practicable after we file electronically such material with, or furnish it to, the Securities and Exchange Commission.

For a discussion of certain risks applicable to our business, results of operations, financial position, and liquidity see the risk factors described in “Items 1A, Risk Factors” below.

Business Strategy

ClearOne currently participates in the following audio conferencing markets:

Market	Typical Number of Participants
• Professional Conferencing:	20-200
• Premium Conferencing	8-30
• Tabletop Conferencing	1-30
• Personal Conferencing	1-15

Our goal is to maintain our market leadership in the professional or installed segment of the audio conferencing systems market, continue building on our leadership in premium conferencing, the conferencing category we created, further penetrating the tabletop conferencing space and continue evaluating the best method for marketing and gaining traction in the personal conferencing market. We will continue to improve our existing high-quality products and develop additional new products as we build on what we believe to be the most advanced, highest-quality and most complete audio conferencing product line on the market. The principal components of our strategy to achieve this goal are set forth below.

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

Offer greater value to our customers

To provide our customers with audio conferencing products that offer high value, we are focused on listening to our customers and delivering products to meet their needs. By offering high quality products that are designed to solve conferencing ease-of-use issues and are easy to install, configure, and maintain, we believe we can provide greater value to our customers and enhance business communications and decision making.

Leverage and extend ClearOne technology leadership and innovation

We have sharpened our focus on developing cutting edge audio conferencing products and are committed to incorporating the latest technologies into our new and existing product lines. Key to this effort is adopting emerging technologies such as Voice over Internet Protocol ( or VoIP), high definition audio, wireless connectivity, the convergence of voice and data networks, exploring new application models for our premium and personal audio conferencing technologies, and developing products based on internationally accepted standards and protocols.

Expand and strengthen sales channels

We continue to expand and strengthen domestic and international sales channels through the addition of key distributors and dealers that expand beyond our traditional audio-video channels that carry our professional conferencing line. We continue to direct significant sales efforts toward channel partners who are focused on the tabletop conferencing space. We also continue to strengthen our presence within the telephony reseller channel, which is best suited to sell our RAV premium conferencing systems,  MAX tabletop conference phones, and CHAT personal conferencing products.

Broaden our product offerings

We believe that we offer the industry’s most complete audio conferencing product line, including the following:

•	Professionally installed audio conferencing systems that are used in executive boardrooms, courtrooms, hospitals, and auditoriums that integrate with all leading video and telepresence systems
•	Premium conferencing systems that integrate with video and web conferencing systems
•	Tabletop conferencing phones used in conference rooms and offices
•	Personal conferencing devices that enable hands-free audio communications in new ways that have never before been possible.

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

Markets and Products

Our business is primarily focused on audio conferencing. We also previously operated in the conferencing services segment until July 1, 2004 (fiscal 2005), when we sold our conferencing services business to Clarinet, Inc., an affiliate of American Teleconferencing Services, Ltd. doing business as Premiere Conferencing and in the business services segment until March 4, 2005 (fiscal 2005), when we sold the remaining operations in that area to 6351352 Canada Inc., a Canada corporation.

Products Overview

The performance and reliability of our high-quality audio conferencing products enable effective and efficient communication between geographically separated businesses, employees, and customers. We offer a full range of audio conferencing products, from high-end, professionally installed audio conferencing systems used in executive boardrooms, courtrooms, hospitals, classrooms, and auditoriums, to premium conferencing systems that interface with video and web conferencing systems, to tabletop conference phones used in conference rooms and offices, and to personal conferencing devices that can be used with laptops and other portable devices. For each of the last three fiscal years, our professionally installed audio conferencing and tabletop conference phones have each contributed in excess of 15 percent of our consolidated revenue. Our audio conferencing products feature our proprietary Distributed Echo Cancellation® and noise cancellation technologies to enhance communication during a conference call by eliminating echo and background noise. Most of our products also feature proprietary audio processing technologies such as adaptive modeling and first-microphone priority, which combine to deliver clear, crisp, full-duplex audio. This enables natural communication between distant conferencing participants similar to that of being in the same room.

We believe the principal drivers of demand for audio conferencing products are the following:

•	Increasing availability of easy-to-use audio conferencing equipment
•	Improving voice quality of audio conferencing systems compared to telephone handset speakerphones
•	Trending expansion of global, regional, and local corporate enterprises

Other factors that we expect to have a significant impact on the demand for audio conferencing systems include:

•	Availability of a wider range of affordable audio conferencing products for small businesses and home offices
•	Growth of distance learning and corporate training programs
•	Trend toward deploying greater numbers of teleworkers
•	Decreases in the amount of travel within most enterprises for routine meetings
•	Transition to the Internet Protocol, or IP, network from the traditional public switched telephone network, or PSTN and the deployment of VoIP applications

We expect these growth factors to be offset by direct competition from high-end telephone handset speakerphones, new and existing competitors in the audio conferencing space, the technological volatility of IP-based products, and continued pressures on enterprises to reduce spending.

Professional Audio Conferencing Products

We have been developing high-end, professionally installed audio conferencing products since 1991 and believe we have established strong brand recognition for these products worldwide. Our professional audio conferencing products include the Converge™ Pro, Converge Amplifiers,  XAP® and Converge 560/590 product lines. The Converge SR 1212 product features similar technologies and is used for sound reinforcement applications.

The recently launched Converge Pro is expected to eventually replace the popular XAP® series of audio conferencing systems. The Converge Pro series delivers a significant feature set and performance improvements including unprecedented proprietary acoustical echo cancellation, noise cancellation, full duplex performance, enhanced management capabilities, and simplified configuration utilities. The Converge SR 1212 is a digital matrix mixer that provides advanced audio processing, microphone mixing, and routing for local sound reinforcement.

The Converge Pro, XAP and SR 1212 products are comprehensive audio processing systems designed to excel in the most demanding acoustical environments and routing configurations. These products are also used for integrating high-quality audio with video and web conferencing systems.

Our customers asked for a professional audio solution that was less expensive and would fit the budgetary requirements for a mid-range conference room.  The Converge 560 and Converge 590 professional conferencing systems fill this need. These products are positioned between our Professional and Premium conferencing product lines both in terms of functionality and price, and are an excellent fit for rooms requiring customized microphone and speaker configurations (up to nine microphones can be connected) along with connectivity to video and web conferencing systems. The Converge products also offer speech lift to amplify a presenter’s voice in the local room.

In June 2008, we introduced the Converge Amplifiers. There are two models of the Converge Amplifiers, the PA2250 and the PA4160.  The PA 2250 is a two-channel amplifier that provides 250 watts per channel while the PA 4160 is a four-channel amplifier, providing 160 watts per channel. The PA 2250 and PA 4160, with their ample power and exceptional audio performance, satisfy the demand for high definition, multi-channel audio for conferencing, rich media presentations, and sound reinforcement applications.

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

Premium Conferencing Systems

Since 2004, we have provided our RAV audio conferencing system which is a complete, out-of-the-box system that includes an audio mixer, Bose® loudspeakers, microphones, and a control device that can be either wired or wireless. The RAV product uniquely combines the sound quality of a professionally installed audio system with the simplicity of a conference phone and can be easily connected to rich-media devices, such as video or web conferencing systems, to deliver enhanced audio performance. RAV is strategically positioned between our professional and tabletop conferencing systems in price and functionality, and fills an important audio conferencing application need for rooms requiring integration of high-end audio quality with web or video conferencing.

RAV offers many powerful audio processing technologies from our professional audio conferencing products without the need for professional installation and programming. It features Distributed Echo Cancellation, noise cancellation, microphone gating, and a drag-and-drop graphical user interface for easy system setup, control, and management.

Tabletop Conferencing Phones

Since 2003 we have provided our MAX line of tabletop conferencing phones. These phones encapsulate the high-end echo cancellation, noise cancellation, and audio processing technologies found in our professional audio conferencing products.

The MAX product line is comprised of four product families: the MAX® EX, MAXAttach™; MAX Wireless, MAXAttach Wireless; and MAX IP™, MAXAttach IP™ tabletop conferencing phones. MAX Wireless was the industry’s first wireless conferencing phone. Designed for use in executive offices or small conference rooms with multiple participants, MAX Wireless can be moved from room to room within 150 feet of its base station. MAXAttach Wireless began shipping in May 2005 and was the industry’s first and only dual-phone, completely wireless solution. This system gives customers tremendous flexibility in covering larger conference room areas.

The MAX EX and MAXAttach wired phones feature a unique capability – instead of just adding extension microphones for use in larger rooms, the conference phones can be daisy chained together, up to a total of four phones. This provides even distribution of microphones, loudspeakers, and controls for better sound quality and improved user access in medium to large conference rooms. In addition, all MAXAttach wired versions can be separated and used as single phones in smaller conference rooms.

Our latest additions to the MAX family are the MAX IP and MAXAttach IP, ClearOne’s first VoIP tabletop conference phones, which are based on the industry-standard SIP signaling protocol. These phones feature the same ability to daisy-chain up to four phones together, providing outstanding room coverage that other VoIP conference phones on the market cannot match.

Personal Conferencing Products

In April 2006, we began shipping the CHAT™ 50 personal speaker phone. This revolutionary crossover technology delivers ClearOne’s trademark crystal-clear full-duplex audio performance, and can be used in a variety of applications with a wide number of devices including the following:

PCs & Macs	VoIP telephony applications such as Skype & Vonage; enterprise softphones; audio for web-based videoconferencing applications; gaming; audio playback
Cell phones	Connects to the 2.5mm headset jack of many cell phones for hands-free, full-duplex audio conferencing
Telephones	Connects to the headset jack (certain phone models) for hands-free, full-duplex audio conferencing
iPods & MP3 players	For full-bandwidth audio playback
Desktop video conferencing systems	For hands-free, full-duplex audio conferencing

Through public relations efforts by ClearOne, the CHAT 50 has garnered significant media coverage and won PC Magazine’s Editors’ Choice Award.

The CHAT 150 began shipping in January 2007 and is the latest product to join ClearOne’s personal conferencing category.  It offers many of the same connectivity options as the CHAT 50, but comes in a larger form factor and features three microphones compared to the single microphone on the CHAT 50 for use by a larger number of participants. The CHAT 150 connects to enterprise telephone handsets, PCs, and video conferencing systems. ClearOne believes the primary opportunity for the CHAT 150 is in connecting to the enterprise handset. Customers will now have the ability to add a high-quality, full-duplex speaker phone to their handsets, and still retain the full functionality that comes with today’s handsets, including access to company directory, voicemail access, audio bridge functions, and other features.

The CHAT 50 and CHAT 150 have also become popular with large enterprises and other software and hardware vendors due to their audio quality and flexibility. Several large enterprise customers bundle the CHAT products with a video conferencing system that they provide to their remote employees. We also have OEM agreements with several manufacturers who have chosen the CHAT products as the preferred audio endpoint to their video conferencing equipment or web collaboration software.

Other Products

We complement our audio conferencing products with microphones, conferencing-specific furniture, and until August 2006, document and education cameras. Our wide selection of wood, metal, and laminate conferencing furniture features audiovisual carts; plasma screen carts and pedestals; and video conferencing carts, tables, cabinets, and podiums.

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

In fiscal 2008, approximately $27.8 million, or 70 percent, of our total product sales were generated in the United States and product sales of approximately $11.9 million, or 30 percent, were generated outside the United States. Revenue from product customers outside of the United States accounted for approximately 29 percent of our total product sales from continuing operations for fiscal 2007 and 28 percent for fiscal 2006. We sell our products in more than 70 countries worldwide. We anticipate that the portion of our total product revenue from international sales will continue to increase as we further enhance our focus on developing new products, establishing new channel partners, strengthening our presence in key growth areas, complying with regional environmental regulatory standards, and improving product localization with country-specific product documentation and marketing materials.

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

Marketing

Much of our marketing effort is done in conjunction with our channel partners, who provide leverage for ClearOne in reaching customers and prospective customers worldwide. We also regularly attend industry forums and exhibit our products at trade shows, including the following:

•	InfoComm – the AV industry’s largest trade show. In June 2008 we had a strong presence at InfoComm, where we highlighted a significant number of new products.

•	National Systems Contractors Association – this show focuses on the sound reinforcement industry, and we highlight our professional audio conferencing products.

•	A/V Integrator trade shows – we regularly invest and participate in trade shows hosted by our partners, namely system integrators.

In addition, there are multiple regional and international shows that we attend along with our channel partners. These shows provide exposure for ClearOne’s brand and products to the wide audience of show attendees.

We also have a highly-focused public relations effort to get editorial coverage on ClearOne’s products in industry and non-industry publications alike.

Customers

We do not believe that any end-user accounted for more than 10 percent of our total revenue during fiscal 2008, 2007, or 2006. In fiscal 2008, revenues included sales to three distributors that represented approximately 60 percent of total revenue. Each of these three distributors, NewComm Distributing,  Starin Marketing and VSO Marketing,  accounted for more than 10 percent of consolidated revenue. As discussed above, these distributors facilitate product sales to a large number of resellers, and subsequently to their end-users. Nevertheless, the loss of one or more distributors could reduce revenue and have a material adverse effect on our business and results of operations. As of June 30, 2008, our shipped orders on which we had not recognized revenue were $4.6 million and our backlog of unshipped orders was $1.1 million.

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

We believe the principal factors driving sales are the following:

•	channel partnerships;

•	our ability to effectively communicate the differentiated value-added features of our products through sales and marketing efforts;

•	product design, quality, and functionality of products;

•	establishment of brand name recognition;

•	pricing;

•	access to and penetration of distribution channels;

•	quality of customer support; and

•	a significant customer base.

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

In the tabletop conferencing space, our primary competitors are Polycom, Aethra, Konftel, LifeSize, Panasonic, and a number of other smaller manufacturers. Despite having been in this space for a relatively short time, we quickly grew and continue to enjoy the number two position worldwide, second to the incumbent, Polycom. We believe we have obtained the number two position as a result of differentiating our MAX products on a number of fronts; they are more competitively priced than Polycom’s comparable products; MAX encapsulates our proprietary digital signal processing technologies which we believe are the most advanced in the industry; and our unique ability to attach or daisy chain multiple phones together for increased coverage has given us opportunities to solve customer problems that our competition cannot currently solve.

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

In each of the markets in which we compete, many of our competitors may have access to greater financial, technical, manufacturing, and marketing resources, and as a result they may respond more quickly or effectively to new technologies and changes in customer preferences. We cannot provide assurance that we will continue to compete effectively in the markets we serve.

Regulatory Environment

Regulations regarding the materials used in manufacturing, the process of disposing of electronic equipment and the efficient use of energy require additional time to obtain regulatory approvals of new products in international markets. Such regulations may impact our ability to expand our sales in a timely and cost-effective manner and as a result our business could be harmed.

Sources and Availability of Raw Materials

Most of the components that we purchase from various vendors are readily available from a number of sources. Alternative sourcing of various components is continually underway. Vendors are qualified by Corporate Quality Assurance. We have a vendor quality monitoring program that includes routinely checking incoming material for conformance to specifications, as required per written procedures.

Seasonality

Our audio conferencing products revenue has historically been strongest during the second and fourth quarters. There can be no assurance that any historic sales patterns will continue and, as a result, sales for any prior quarter are not necessarily indicative of the sales to be expected in any future quarter.

Product Development

We are committed to research and product development and view our continued investment in research and product development as a key ingredient to our long-term business success. Our research and product development expenditures were approximately $7.1 million in fiscal 2008, $7.5 million in fiscal 2007, and $8.3 million in fiscal 2006.

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

We believe the long-term benefits from our manufacturing outsourcing strategy include the following:

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

We currently have about 30 patents that are issued, pending, or applied for that cover our conferencing products and technologies. The expiration dates of issued patents range from 2018 to 2025. We hold or have filed for over 70 trademarks. Registered trademarks include ClearOne, XAP, MAX, AccuMic, Audio Perfect, Distributed Echo Cancellation, Gentner, and others. We have also filed for trademarks for RAV, Converge, Chat, and others. We have received or filed for registered copyrights of certain of our source code for acoustic echo cancellation and other related audio signal processing algorithms.

Employees

As of June 30, 2008, we had 103 employees, 100 of whom were employed on a full-time basis, with 36 in sales, marketing, and customer support; 37 in product development; 16 in operations support; and 14 in administration, including finance. Of these employees, 86 were located in our Salt Lake City office, 12 in other U.S. locations, two in the United Kingdom and three in Asia. None of our employees are subject to a collective bargaining agreement and we believe our relationship with our employees is good.  We occasionally hire contractors with specific technology skill sets to meet project timelines.

Dispositions

During the fiscal year ended June 30, 2001, we completed the sale of the assets of the remote control portion of our RFM/Broadcast division to Burk Technology, Inc.. During fiscal 2005, we sold our conferencing services segment to Premiere and we sold our Canadian audiovisual integration services business to 6351352 Canada Inc. During fiscal 2006, we sold our document and educational camera product line to Ken-A-Vision Manufacturing Co. Inc. Each disposition is summarized below and is discussed in detail in the footnotes to the June 30, 2008 consolidated financial statements included in this report.

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

Sale of our Conferencing Services. During July 2004, we sold our conferencing services business segment to Premiere. Consideration for the sale consisted of $21.3 million in cash. Of the purchase price, $300,000 was placed into a working capital escrow account and an addition $1.0 million was placed into an 18 month indemnity escrow account. We received the $300,000 working capital escrow funds approximately 90 days after the execution date of the agreement. We received the $1.0 million in the indemnity escrow account together with the $30,000 in related interest income in January 2006. Additionally, $1.4 million of the proceeds was utilized to pay off equipment leases pertaining to assets being conveyed to Premiere. We realized a pre-tax gain on the sale of $1.0 million in fiscal 2006 and $17.4 million in fiscal 2005.

Sale of OM Video – Canadian Audiovisual Integration Services. During March 2005, we sold all of the issued and outstanding stock of our Canadian subsidiary, ClearOne Communications of Canada, Inc. (“ClearOne Canada”) to 6351352 Canada Inc., a Canada corporation. ClearOne Canada owned all the issued and outstanding stock of Stechyson Electronics, Ltd., which conducts business under the name OM Video. We agreed to sell the stock of ClearOne Canada for $200,000 in cash; a $1.3 million note receivable over a 15-month period, with interest accruing on the unpaid balance at the rate of 5.3 percent per year; and contingent consideration ranging from 3.0 percent to 4.0 percent of related gross revenues over a five-year period. In June 2005, we were advised that the OM Purchaser had settled an action brought by the former employer of certain of OM Purchaser’s owners and employees alleging violation of non-competition agreements. The settlement reportedly involved a cash payment and an agreement not to sell certain products for a period of one year. Based on an analysis of the facts and circumstances that existed at the end of fiscal 2005, and considering the guidance from Topic 5U of the SEC Rules and Regulations, “Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity,” the gain is being recognized as cash is collected (as collection was not reasonably assured). Through December 31, 2005, all required payments had been made however, 6351352 Canada Inc. failed to make any subsequent, required payments under the note receivable until June 30, 2006, when we received a payment of $50,000. During fiscal 2007, we reevaluated our options and concluded that its best course of action was to enforce our security and appoint a receiver over the assets of OM Video.

Sale of our Document and Educational Camera Product Line. In August 2006, we sold our document and educational camera product line to Ken-A-Vision Manufacturing Co. Inc., a privately held manufacturer of camera solutions for education, audio visual, research, and manufacturing applications. Under the terms of the transaction, Ken-A-Vision received the intellectual property rights to ClearOne's camera technologies, as well as ownership of current inventory. The sale price was $635,000 payable in cash and a $318,000 note receivable payable over 24 months.

ITEM 1A.  RISK FACTORS

Investors should carefully consider the risks described below. The risks described below are not the only ones we face and there are risks that we are not presently aware of or that we currently believe are immaterial that may also impair our business operations. Any of these risks could harm our business. The trading price of our common stock could decline significantly due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K, including our June 30, 2008 consolidated financial statements and related notes.

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

Orders from our distributors and other distribution participants are based on demand from end-users. Prospective end-user demand is difficult to measure. This means that our revenue during any fiscal quarter could be adversely impacted by low end-user demand, which could in turn negatively affect orders we receive from distributors and dealers. Our expectations for both short- and long-term future net revenues are based on our own estimates of future demand.

Revenue for any particular time period are difficult to predict with any degree of certainty. We usually ship products within a short time after we receive an order; so consequently, unshipped backlog has not been a good indicator of future revenue. We believe that the current level of backlog will fluctuate dependent in part on our ability to forecast revenue mix and plan our manufacturing accordingly. A significant portion of our customers’ orders are received during the last month of the quarter. We budget the amount of our expenses based on our revenue estimates. If our estimates of sales are not accurate and we experience unforeseen variability in our revenue and operating results, we may be unable to adjust our expense levels accordingly and our gross profit and results of operations will be adversely affected. Higher inventory levels or stock shortages may also result from difficulties in estimating customer demand.

Our sales depend to a certain extent on government funding and regulation.

In the audio conferencing products market, the revenue generated from sales of our audio conferencing products for distance learning and courtroom facilities depend on government funding.  In the event government funding for such initiatives was reduced or became unavailable, our sales could be negatively impacted. Additionally, many of our products are subject to governmental regulations. New regulations could significantly impact sales in an adverse manner.

Environmental laws and regulations subject us to a number of risks and could result in significant costs and impact on revenue

Regulations regarding the materials used in manufacturing, the process of disposing of electronic equipment and the efficient use of energy require additional time to obtain regulatory approvals of new products in international markets. Such regulations may impact our ability to expand our sales in a timely and cost-effective manner and as a result our business could be harmed.

Product development delays or defects could harm our competitive position and reduce our revenue.

We have, in the past, and may again experience, technical difficulties and delays with the development and introduction of new products. Many of the products we develop contain sophisticated and complicated circuitry, software and components, and utilize manufacturing techniques involving new technologies. Potential difficulties in the development process that could be experienced by us include difficulty in the following:

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

We market our products primarily through a network of distributors who in turn sell our products to systems integrators, dealers, and value-added resellers. All of our agreements with such distributors and other distribution participants are non-exclusive, terminable at will by either party, and generally short-term. No assurances can be given that any or all such distributors or other distribution participants will continue their relationship with us. Distributors and to a lesser extent systems integrators, dealers, and value-added resellers cannot easily be replaced and the loss of revenues and our inability to reduce expenses to compensate for the loss of revenue could adversely affect our net revenue and profit margins.

Although we rely on our distribution channels to sell our products, our distributors and other distribution participants are not obligated to devote any specified amount of time, resources, or efforts to the marketing of our products or to sell a specified number of our products. There are no prohibitions on distributors or other resellers offering products that are competitive with our products and some do offer competitive products. The support of our products by distributors and other distribution participants may depend on the competitive strength of our products and the price incentives we offer for their support. If our distributors and other distribution participants are not committed to our products, our revenue and profit margins may be adversely affected.

Additionally, we offer our distributors price protection on their inventory of our products. If we reduce the list price of our products, we will compensate our distributors for the respective products that remain in their inventory on the date the price adjustment becomes effective provided that they have taken delivery of the product(s) within the last 35 days. Our net revenue and profit margins could adversely be affected if we reduce product price(s) significantly and/or distributors happen to have significant inventory on-hand of the affected product at the time of a price reduction. Further, if we do not have sufficient cash resources to compensate distributors on terms satisfactory to them or us, our price protection obligations may prevent us from reacting quickly to competitive market conditions.

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

We outsource the manufacture of all of our products to third-party manufacturers located in both the U.S. and Asia. If any of these manufacturers experience difficulties in obtaining sufficient supplies of components, component prices significantly exceed anticipated costs, an interruption in their operations, or otherwise suffer capacity constraints, we would experience a delay in shipping these products which would have a negative impact on our revenue. Should there be any disruption in services due to natural disaster, economic or political difficulties, quarantines, transportation restrictions, acts of terror, or other restrictions associated with infectious diseases, or other similar events, or any other reason, such disruption would have a material adverse effect on our business. Operating in the international environment exposes us to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, and potentially adverse tax consequences, which could materially affect our results of operations. Currently, we have no second source of manufacturing for a portion of our products.

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

We depend on an outsourced fulfillment strategy.

During January 2008, we commenced the use of a third party supply chain management firm who manages the receiving, storing, picking, packing, shipping and inventory management of the majority of our products. If this firm experiences difficulties or interruptions in its operations preventing it from adequately fulfilling our products, we would experience a delay in shipping product to our customers which would negatively impact our revenues. Should there be any disruption in the third party’s services as a result of natural disaster, economic or political difficulties, quarantines, labor disputes, transportation restrictions, acts of terror or other similar events, such disruption would have a material adverse effect on our business. Currently, we do not have a second source for fulfillment of the majority of our products.

Product obsolescence could harm demand for our products and could adversely affect our revenue and our results of operations.

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

We currently rely primarily on a combination of trade secrets, copyrights, trademarks, patents, patents pending, and nondisclosure agreements to establish and protect our proprietary rights in our products. No assurances can be given that others will not independently develop similar technologies, or duplicate or design around aspects of our technology. In addition, we cannot assure that any patent or registered trademark owned by us will not be invalidated, circumvented or challenged, or that the rights granted hereunder will provide competitive advantages to us. Litigation may be necessary to enforce our intellectual property rights. We believe our products and other proprietary rights do not infringe upon any proprietary rights of third parties; however, we cannot assure that third parties will not assert infringement claims in the future. Our industry is characterized by vigorous protection of intellectual property rights. Such claims and the resulting litigation are expensive and could divert management’s attention, regardless of the merit of such claims. In the event of a claim, we might be required to license third-party technology or redesign our products, which may not be possible or economically feasible.

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

International sales represent a significant portion of our total product revenue. We anticipate that the portion of our total product revenue from international sales will continue to increase as we further enhance our focus on developing new products for new markets, establishing new distribution partners, strengthening our presence in emerging economies, and improving product localization with country-specific product documentation and marketing materials. Our international business is subject to the financial and operating risks of conducting business internationally, including the following:

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

We depend on our ability to hire and retain qualified key and highly skilled employees to manage, research and develop, market, and service new and existing products. Competition for such key and highly-skilled employees is intense, and we may not be successful in attracting or retaining such personnel. To succeed, we must hire and retain employees who are highly skilled in the rapidly changing communications and Internet technologies. Individuals who have the skills and can perform the services we need to provide our products and services are in great demand. Because the competition for qualified employees in our industry is intense, hiring and retaining employees with the skills we need is both time-consuming and expensive. We might not be able to hire enough skilled employees or retain the employees we do hire. In addition, provisions of the Sarbanes-Oxley Act of 2002 and related rules of the SEC impose heightened personal liability on some of our key employees. The threat of such liability could make it more difficult to identify, hire and retain qualified key and highly-skilled employees. We have relied on our ability to grant stock options as a means of recruiting and retaining key employees. Recent accounting regulations requiring the expensing of stock options will impair our future ability to provide these incentives without incurring associated compensation costs. Our inability to hire and retain employees with the skills we seek could hinder our ability to sell our existing products, systems, or services or to develop new products, systems, or services with a consequent adverse effect on our business, results of operations, financial position, or liquidity.

We rely on third-party technology and license agreements.

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

We grant credit to substantially all of our customers without requiring collateral. In times of economic uncertainty, the risks relating to the granting of such credit would typically increase.  Although we monitor and mitigate the risks associated with our credit policies, we cannot ensure that such mitigation will be effective. We have experienced losses due to customers failing to meet their obligations. Future losses could be significant and, if incurred, could harm our business and have a material adverse effect on our operating results and financial position.

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

Risks Relating to Share Ownership

Our stock price fluctuates as a result of the conduct of our business and stock market fluctuations.

The market price of our common stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price of our common stock may be significantly affected by a variety of factors, including the following:

•	statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to the market in which we do business or relating to us specifically;
•	disparity between our reported results and the projections of analysts;
•	the shift in sales mix of products that we currently sell to a sales mix of lower-gross profit product offerings;
•	the level and mix of inventory levels held by our distributors;
•	the announcement of new products or product enhancements by us or our competitors;
•	technological innovations by us or our competitors;
•	success in meeting targeted availability dates for new or redesigned products;
•	the ability to profitably and efficiently manage our supplies of products and key components;
•	the ability to maintain profitable relationships with our customers;
•	the ability to maintain an appropriate cost structure;
•	quarterly variations in our results of operations;
•	general consumer confidence or general market conditions or market conditions specific to technology industries;
•	domestic and international economic conditions;
•	unexpected changes in regulatory requirements and tariffs;
•	our ability to report financial information in a timely manner; and
•	the markets in which our stock is traded.

Rights to acquire our common stock could result in dilution to other holders of our common stock.

As of June 30, 2008, we had outstanding options to acquire approximately 1.2 million shares of our common stock at a weighted average exercise price of $5.85 per share. An additional 996,000 shares remain available for grant under our 2007 Plan.  During the terms of these options, the holders thereof will have the opportunity to profit from an increase in the market price of the common stock.  The existence of these options may adversely affect the terms on which we can obtain additional financing, and the holders of these options can be expected to exercise such options at a time when we, in all likelihood, would be able to obtain additional capital by offering shares of our common stock on terms more favorable to us than those provided by the exercise of these options.

Sales of additional shares of our common stock could have a negative effect on the market price of our common stock.

Sales of substantial amounts of our common stock in the public market could adversely affect prevailing market prices and could impair our ability to raise capital through the sale of our equity securities.  Most shares of common stock currently outstanding are eligible for sale in the public market, subject in certain cases to compliance with the requirements of Rule 144 under the securities laws.  Shares issued upon the exercise of stock options granted under our stock option plan generally will be eligible for sale in the public market.  We also have the authority to issue additional shares of common stock and shares of one or more series of preferred stock.  The issuance of such shares could dilute the voting power of the currently outstanding shares of our common stock and could dilute earnings per share.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

We currently occupy a 36,279 square-foot facility in Salt Lake City, Utah under the terms of an operating lease expiring in December 2013 which supports our principal administrative, sales, marketing, customer support, and research and product development facility. We also occupy an approximate 6,500 square-foot facility in Salt Lake City under the terms of an operating lease expiring in December 2011 which supports our repair center. Finally, we lease an approximate 2,000 square-foot warehouse in Hong Kong under the terms of an operating lease expiring in February 2010 which supports our partners and customers located in the Asia-Pacific region.

We believe our current facilities are adequate to meet our needs for the foreseeable future and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3.  LEGAL PROCEEDINGS

In addition to the legal proceedings described below, we are also involved from time to time in various claims and other legal proceedings which arise in the normal course of our business.  Such matters are subject to many uncertainties and outcomes that are not predictable.  However, based on the information available to us and after discussions with legal counsel, we do not believe any such other proceedings will have a material, adverse effect on our business, results of operations, financial position, or liquidity, except as described below.

Former Officer Indemnification.  On July 25, 2007, the U.S. Attorney’s Office for the District of Utah indicted two of our former officers, Frances Flood and Susie Strohm, for allegedly causing us to issue materially misstated financial statements for our 2001 and 2002 fiscal years.  On January 31, 2008, the U.S. Attorney’s Office filed a Second Superseding Indictment further alleging perjury in connection with the prior investigation by the SEC into the alleged misstatements.  We are cooperating fully with the U.S. Attorney’s Office in this matter and have been advised that we are neither a target nor a subject of the investigation or indictment.  In December 2003, ClearOne entered into indemnification agreements with each former officer, requiring payment of all reasonable attorney’s fees and costs incurred in defending against the charges in certain circumstances consistent with and subject to limitations under applicable law.  To date, we have paid approximately $1.8 million in reasonable attorney’s fees and costs to defend against the charges. As of August 21, 2008, these former officers have requested advancement of an additional $365,000 in legal fees and costs incurred as of that date, which amounts we have not paid.  On August 21, 2008, Ms. Strohm and her counsel filed a lawsuit in the Third Judicial District Court in Salt Lake City, Utah seeking a declaratory judgment and injunctive relief to compel us to continue to advance Ms. Strohm’s attorney’s fees and costs to defend against the charges, plus interest for amounts previously requested and not paid.  Also on August 21, 2008, Ms. Flood filed a lawsuit in Federal District Court for the District of Utah, seeking similar relief. A trial date has been set for October 20, 2008 although we were informed on August 29, 2008 that the attorney’s representing the former officers filed a joint motion to continue the trial.

We have accrued for legal fees and costs of the probable amount the Company was able to estimate of its contingent liability under the indemnification agreements at June 30, 2008.  In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”, we have accrued a total of $3.3 million, the balance of which was about $1.5 million at June 30, 2008 representing the probable amount that, as of the date of the financial statements, could be reasonably estimated of our contingent liability, through trial, under the indemnification agreements if required under applicable law.  The accrual is management’s best estimate of our contingent liability as of the date of the issuance of its financial statements.  In accordance with SFAS No. 5, we will adjust our contingent liability, as necessary, to reflect the probable amount that can be reasonably estimated.  Our actual liability may be higher or lower than management’s estimate upon final resolution of the matter.  We will adjust our contingent liability, as needed, so that it remains an estimable and probable amount of our contingent financial liability as of the date of issuance of the applicable financial statements.

Theft of Intellectual Property and Copyright Complaints. In January 2007, we filed a lawsuit in the Third Judicial District Court, Salt Lake County, State of Utah against WideBand Solutions, Inc. and two of its principals, one former employee named Dr. Jun Yang, and one previously affiliated with an entity which sold certain assets to us (the “Intellectual Property Case”).  ClearOne also brought claims against Biamp Systems Corporation, Inc.  The matter was subsequently removed to federal court, the United States District Court, District of Utah, Central Division. The case is styled ClearOne Communications, Inc. v. Jun Yang, et. al. Civil No. 2:07-co-37 TC.  The Complaint brings claims against different combinations of the defendants for, among other things, misappropriation of certain trade secrets, breach of contract, conversion, unjust enrichment and intentional interference with business and contractual relations, primarily in relation to certain algorithms and computer code.  The relief being sought by us includes an order enjoining the defendants from further use of our trade secrets and an award consisting of, among other things, compensation and damages related to the unjust enrichment of the defendants. The court subsequently granted leave to add a third WideBand principal as a defendant to the case. In August 2007, we filed a motion for a preliminary injunction in the Intellectual Property Case, in the United States District Court, District of Utah, seeking to enjoin Wideband Solutions, Inc. from licensing certain technology we believe constitutes our intellectual property and trade secrets to Harman Music Group, Inc.  On September 13, 2007, the court in the Intellectual Property Case granted ClearOne leave to add Harman and a former ClearOne employee working for Harman as defendants in that case.  For procedural reasons, these claims against Harman and the Harman employee were refiled in Utah state court, the Third Judicial District Court for Salt Lake County, on September 18, 2007 (the “Harman Case”).  Like the Intellectual Property Case, the Harman Case also brings claims related to the theft and misuse of ClearOne’s confidential and trade secret information.  On October 30, 2007, the Chief Judge of the United States District Court in the Intellectual Property Case, the Honorable Tena Campbell, issued a Memorandum Decision and Order (the “Injunction Order”).  The Injunction Order “GRANTS ClearOne’s motion for a Preliminary Injunction,” and orders that “Dr. Yang, as well as his agents, servants, officers, employees, entities and those acting under his direction and control, are hereby enjoined from working on or delivering any computer code – either source code or object code – to Harman until the completion of the trial.”  In reaching its decision, the Court found that Dr. Yang was subject to a valid and enforceable Confidentiality, Non-Competition, and Invention Assignment Agreement (the “NDA”), and that ClearOne had demonstrated “a substantial likelihood that ClearOne will succeed on its claims that Dr. Yang violated the NDA” and derived the code that WideBand was attempting to license to Harman from code belonging to ClearOne.  The Injunction Order is Docket Entry 572.  On November 5, 2007, the Honorable Tena Campbell issued an order establishing the amount for the bond to be posted by ClearOne in conjunction with the Court’s grant of ClearOne’s motion for a preliminary injunction.  The bond was set in the amount of $907,909.  In accordance with the order, we placed the bond with the clerk of the Court on November 6, 2007. On June 20, 2008, the Honorable Tena Campbell issued an order reducing the bond to $210,000.

During October 2007, we filed a second action against WideBand and the same three principals named as defendants in the Intellectual Property Case, this time alleging copyright infringement, vicarious copyright infringement, and contributory copyright infringement (the “Copyright Case”). The claims in the Copyright Case arise out of a copyright issued to the Company for the same intellectual property, including the algorithms and computer code that is the subject of the claims in the Intellectual Property Case. The relief being sought by us includes an order enjoining the defendants from further use of our copyrighted material, and an award consisting of, among other things, compensation and damages related to the copyright infringement.

During June 2008, ClearOne filed a separate action in the United States District Court, District of Utah, Central Division, against WideBand Solutions, Inc., a Georgia corporation ("WideBand Georgia") and Donald Bowers, and the Complaint brings claims, among others, for declaratory judgment, fraudulent transfer under Utah Code Ann. § 25-6-1, et. seq., and misappropriation of trade secrets.

During June 2008, the United States District Court entered an order granting ClearOne's request for a temporary restraining order ("TRO") against any sale or transfer of ownership of certain assets of WideBand to WideBand Solutions, Inc., a Georgia Corporation.  The TRO provides that "ClearOne has met the elements necessary for issuance of a TRO to preserve the status quo," and imposes certain prohibitions against any sale or transfer of ownership of certain of the Defendants' assets, consisting of certain computer code and algorithms related thereto. The TRO also states that none of the Defendants' profits from the Disputed Code shall be transferred or conveyed to the Georgia entity.

Subsequently, during July 2008, ClearOne filed a motion for an additional TRO, to prevent the sale or transfer of any assets not already subject to the court’s June 2008 TRO.  On July 10, 2008, the court was informed that the proposed sale of certain assets and/or business interests to WideBand Georgia had been rescinded, and on July 10, 2008, the court denied ClearOne’s July 2, 2008 application for a TRO as “moot.”  The June 26, 2008 TRO remains in effect.

The Shareholder Derivative Actions. Between March and August 2003, four shareholder derivative actions were filed in the Third Judicial District Court of Salt Lake County, State of Utah, by certain of our shareholders against various present and past officers and directors and against Ernst & Young.  The complaints asserted allegations similar to those asserted in the SEC complaint that was filed on January 15, 2003 with regard to alleged improper revenue recognition practices and the shareholders’ class action that was filed on June 30, 2003 and also alleged that the defendant directors and officers violated their fiduciary duties to us by causing or allowing us to recognize revenue in violation of U.S. GAAP and to issue materially misstated financial statements and that Ernst & Young breached its professional responsibilities to us and acted in violation of U.S. GAAP and generally accepted auditing standards by failing to identify or prevent the alleged revenue recognition violations and by issuing unqualified audit opinions with respect to our fiscal 2002 and 2001 financial statements.  One of these actions was dismissed without prejudice during June 2003.  As to the other three actions, our Board of Directors appointed a special litigation committee of independent directors to evaluate the claims.  The special committee determined that the maintenance of the derivative proceedings against the individual defendants was not in our best interests. Accordingly, during December 2003, we moved to dismiss those claims.  During March 2004, our motions were granted, and the derivative claims were dismissed with prejudice as to all defendants except Ernst & Young. We were substituted as the plaintiff in the action and are now pursuing in our own name the claims against Ernst & Young. The dates of the arbitration case management have been scheduled including commencement of the hearing on April 20, 2009.

The Insurance Coverage Action. On February 9, 2004, ClearOne and Edward Dallin Bagley (“Bagley”), a former director and significant shareholder of ClearOne, jointly filed an action in the United States District Court for the District of Utah, Central Division, against National Union Fire Insurance Company of Pittsburgh, Pennsylvania (“National Union”) and Lumbermens Mutual Insurance Company (“Lumbermens Mutual”), the carriers of certain prior period directors and officers’ liability insurance policies, to recover the costs of defending and resolving claims against certain of our present and former directors and officers in connection with the SEC complaint filed on January 15, 2003, the shareholders’ class action filed on June 30, 2003, and the shareholder derivative actions described above, and seeking other damages resulting from the refusal of such carriers to timely pay the amounts owing under such liability insurance policies.  This action has been consolidated into a declaratory relief action filed by one of the insurance carriers on February 6, 2004 against ClearOne and certain of its current and former directors.  In this action, the insurers assert that they are entitled to rescind insurance coverage under our directors and officers’ liability insurance policies, $3.0 million of which was provided by National Union and $2.0 million which was provided by Lumbermens Mutual, based on alleged misstatements in our insurance applications.  In February 2005, we entered into a confidential settlement agreement with Lumbermens Mutual pursuant to which ClearOne and Bagley received a lump-sum cash amount and the plaintiffs agreed to dismiss their claims against Lumbermens Mutual with prejudice.  The cash settlement is being held in a segregated account until the claims involving National Union have been resolved, at which time the amounts received in the action will be allocated between the Company and Bagley.  The amount distributed to us and Bagley will be determined based on future negotiations between us and Bagley.  We cannot currently estimate the amount of the settlement which it will ultimately receive.  Upon determining the amount of the settlement which we will ultimately receive, we will record this as a contingent gain.  During October 2005, the court granted summary judgment in favor of National Union on its rescission defense and accordingly entered a judgment dismissing all of the claims asserted by ClearOne and Mr. Bagley.  In connection with the summary judgment, we have been ordered to pay approximately $59,000 in costs.  However, due to the Lumbermens Mutual cash proceeds discussed above and the appeal of the summary judgment ruling discussed below, this potential liability has not been recorded in the balance sheet as of June 30, 2008.  On February 2, 2006, we and Mr. Bagley appealed the summary judgment ruling to the U.S. Court of Appeals for the Tenth Circuit, and on July 25, 2007, the Tenth Circuit issued its decision reversing the summary judgment as to ClearOne’s claims but affirming it as to Bagley’s claims.  The case has been remanded back to the district court for trial on ClearOne’s claims for breach of contract and for breach of the implied covenant of good faith and fair dealing and on National Union’s defenses, including its rescission defense.  No assurances can be given that we will prevail at trial.  We and Bagley have entered into a Joint Prosecution and Defense Agreement in connection with the action under which we are obligated to pay all litigation expenses in the case except those which are solely related to Bagley’s claims.  (See “Item 13.  Certain Relationships and Related Transactions”).

These litigations are subject to all of the risks and uncertainties of litigation and there can be no assurance as to the probable result of the litigations.

ITEM 4.    SUBMISSION OF MATERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES AND EQUITY SECURITIES

Market Information

Our common stock has been traded on the Nasdaq Capital Market under the symbol CLRO since August 14, 2007.  Prior to that time, our common stock was quoted on the Over the Counter Bulletin Board.  The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.  The following table sets forth high and low sale prices (or high and low bid quotations) of our common stock for each fiscal quarter indicated as reported on the applicable exchange or market.

	2008		2007
	High	Low	High	Low

First Quarter	$7.25	$4.40	$3.75	$3.00
Second Quarter	7.42	5.00	4.34	3.20
Third Quarter	5.81	4.50	6.69	4.05
Fourth Quarter	5.07	3.66	6.58	4.57

On September 9, 2008, the closing price for our common stock as reported on the Nasdaq Capital Market was $4.74.

Shareholders

As of September 9, 2008, there were 10,230,968 shares of our common stock issued and outstanding and held by approximately 500 shareholders of record. This number includes each broker dealer and clearing corporation, that hold shares for customers, as a single shareholder.

Dividends

We have not paid a cash dividend on our common stock and do not anticipate doing so in the foreseeable future. We intend to retain earnings to fund future working capital requirements, infrastructure needs, growth, product development, and our stock repurchase program.

Securities Authorized for Issuance under Equity Compensation Plans

We currently have two equity compensation plans, our 1998 Stock Option Plan (the “1998 Plan”) and our 2007 Equity Incentive Plan (the “2007 Plan”).

The following table sets forth information as of June 30, 2008 with respect to compensation plans under which equity securities of ClearOne are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation
plans approved by
security holders	1,199,046	$5.85	996,000
Equity compensation
plans not approved by
security holders	-	-	-
Total	1,199,046	$5.85	996,000

Issuer Purchases of Equity Securities.  The following table details purchases by ClearOne of its own securities during the fourth fiscal quarter of 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may be Purchased Under the Plans or Programs (1)
April 1, 2008 – April 30, 2008	42,915	$4.80	42,915	$1,056,105
May 1, 2008 – May 31, 2008	129,395	$4.42	129,395	$483,823
June 1, 2008 – June 30, 2008	50,000	$4.15	50,000	$276,573
Total	222,310		222,310

(1)
On August 30, 2007, we announced that our Board of Directors had approved a stock repurchase program to purchase up $3,625,000 of our common stock during the following 12 month period in open market and private block transactions. On May 1, 2008 we announced that our Board of Directors authorized the purchase of up to an additional $1 million of our common stock. All repurchased shares will be immediately retired. The stock repurchase program expired on August 30, 2008.

Employee Stock Purchase Program.  We have an Employee Stock Purchase Program (“ESPP”).  A total of 500,000 shares of common stock were reserved for issuance under the ESPP. During the fiscal year ended June 30, 2008, 1,326 shares of common stock were issued under the ESPP and compensation expense was approximately $7,000.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected financial data has been derived from our audited consolidated financial statements for the fiscal years ended June 30, 2008, 2007, 2006, 2005, and 2004. The data in the table below has been adjusted to reflect discontinued operations of a portion of our business services segment and our conferencing services segment as held for sale. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included elsewhere in this report.

	Years Ended June 30,
	2008		2007	2006	2005	2004
	(in thousands of dollars, except per share data)
Operating results:
Revenue	$39,752		$39,861	$35,362	$29,087	$25,736
Costs and expenses:
Cost of goods sold	16,461		17,723	17,375	12,720	14,760
Sales & Marketing	6,673		7,791	7,866	9,070	8,497
Research and product development	7,070		7,535	8,299	5,305	4,237
General and administrative	7,669		3,091	5,108	5,489	6,767
Settlement in shareholders' class action	-		-	(1,205)	(2,046)	4,080
Impairment losses	-		-	-	180	-
Restructuring charge	-		-	-	110	-
Operating income (loss)	1,879		3,721	(2,081)	(1,741)	(12,605)
Other income (expense), net	1,005		1,523	1,016	318	(261)
Income (loss) from continuing operations before income taxes	2,884		5,244	(1,065)	(1,423)	(12,866)
(Provision) benefit for income taxes	2,756		(457)	1,005	3,370	964
Income (loss) from continuing operations	5,640		4,787	(60)	1,947	(11,902)
Income (loss) from discontinued operations	16		422	2,155	14,128	2,015
Net income (loss)	$5,656		$5,209	$2,095	$16,075	$(9,887)

Earnings (loss) per common share:
Basic earnings (loss) from continuing operations	$0.53		$0.42	$(0.01)	$0.17	$(1.08)
Diluted earnings (loss) from continuing operations	$0.52		$0.41	$(0.01)	$0.16	$(1.08)
Basic earnings from discontinued operations	$0.00		$0.04	$0.18	$1.26	$0.18
Diluted earnings from discontinued operations	$0.00		$0.04	$0.18	$1.15	$0.18
Basic earnings (loss)	$0.53		$0.45	$0.18	$1.44	$(0.89)
Diluted earnings (loss)	$0.52		$0.45	$0.17	$1.30	$(0.89)
Weighted average shares outstanding:
Basic	10,694,401		11,497,773	11,957,756	11,177,406	11,057,896
Diluted	10,798,281		11,575,721	12,206,618	12,332,106	11,057,896

	As of June 30,
	2008		2007	2006	2005	2004

Financial data:
Current assets	$28,885		$38,317	$39,743	$34,879	$27,202
Long-term Securities	11,168	(1)	-	-	-	-
Total assets	44,300		41,063	41,405	38,021	32,156
Long-term debt, net of current maturities	-		-	-	-	240
Capital leases, net of current maturities	-		-	-	-	2
Total shareholders' equity	32,140		30,438	30,412	24,911	9,006

(1) During 2008 we reclassified approximately $11.2 million of auction rate securities from a current to long-term asset on our balance sheet. We believe it is probable that we will be able to collect all amounts due according to the contractual terms of the investments.

Quarterly Financial Data (Unaudited)

The following table is a summary of unaudited quarterly financial information for the years ended June 30, 2008, 2007 and 2006.

	Fiscal 2008 Quarters Ended
	Sept. 30	Dec. 31	Mar. 31	June 30	Total
	(in thousands of dollars, except per share data)
Revenue	$9,442	$10,787	$9,163	$10,360	$39,752
Cost of goods sold	(4,299)	(4,414)	(3,439)	(4,309)	(16,461)
Sales & Marketing	(1,601)	(1,578)	(1,640)	(1,855)	(6,674)
Research and product development	(1,756)	(1,678)	(1,701)	(1,935)	(7,070)
General and administrative	(2,895)	(1,198)	(1,183)	(2,393)	(7,669)
Other income (expense), net	341	311	196	157	1,005
Income (loss) from continuing operations before income taxes	(768)	2,230	1,396	26	2,884
Benefit (provision) for income taxes	(171)	(449)	(335)	3,711	2,756
Income (loss) from continuing operations	(939)	1,781	1,061	3,737	5,640
Income from discontinued operations	15	1	-	-	16
Net income (loss)	$(924)	$1,782	$1,061	$3,737	$5,656

Basic income (loss) earnings per common share:
Continuing operations	$(0.09)	$0.16	$0.10	$0.36	$0.53
Discontinued operations	-	-	-	-	0.00
Basic income (loss) earnings per common share	$(0.08)	$0.16	$0.10	$0.36	$0.53
Diluted income (loss) earnings per common share:
Continuing operations	$(0.08)	$0.16	$0.10	$0.36	$0.52
Discontinued operations	-	-	-	-	0.00
Diluted income (loss) earnings per common share	$(0.08)	$0.16	$0.10	$0.36	$0.52

	Fiscal 2007 Quarters Ended
	Sept. 30	Dec. 31	Mar. 31	June 30	Total
	(in thousands of dollars, except per share data)
Revenue	$9,411	$10,107	$9,355	$10,988	$39,861
Cost of goods sold	(4,316)	(4,860)	(4,190)	(4,357)	(17,723)
Sales & Marketing	(1,918)	(1,789)	(2,004)	(2,080)	(7,791)
Research and product development	(2,079)	(1,855)	(1,848)	(1,753)	(7,535)
General and administrative	(809)	(688)	(763)	(831)	(3,091)
Other income (expense), net	332	320	577	294	1,523
Income from continuing operations before income taxes	621	1,235	1,127	2,261	5,244
Benefit (provision) for income taxes	19	(155)	(167)	(154)	(457)
Income from continuing operations	640	1,080	960	2,107	4,787
Income from discontinued operations	37	4	263	118	422
Net income	$677	$1,084	$1,223	$2,225	$5,209

Basic income earnings per common share:
Continuing operations	$0.05	$0.09	$0.09	$0.19	$0.42
Discontinued operations	-	-	0.02	0.01	0.04
Basic income earnings per common share	$0.05	$0.09	$0.11	$0.20	$0.45
Diluted income earnings per common share:
Continuing operations	$0.05	$0.09	$0.09	$0.19	$0.41
Discontinued operations	-	-	0.02	0.01	0.04
Diluted income earnings per common share	$0.06	$0.09	$0.11	$0.20	$0.45

	Fiscal 2006 Quarters Ended
	Sept. 30	Dec. 31	Mar. 31	June 30	Total
	(in thousands of dollars, except per share data)
Revenue	$8,777	$9,102	$8,277	$9,206	$35,362
Cost of goods sold	(4,013)	(4,470)	(4,253)	(4,639)	(17,375)
Sales & Marketing	(1,812)	(1,810)	(1,920)	(2,324)	(7,866)
Research and product development	(1,799)	(1,778)	(2,201)	(2,521)	(8,299)
General and administrative	(1,771)	(1,457)	(1,060)	(820)	(5,108)
Settlement in shareholders' class action	1,205	-	-	-	1,205
Other income (expense), net	166	191	237	422	1,016
Income (loss) from continuing operations before income taxes	753	(222)	(920)	(676)	(1,065)
Benefit (provision) for income taxes	222	146	782	(145)	1,005
Income (loss) from continuing operations	975	(76)	(138)	(821)	(60)
Income from discontinued operations	1,012	157	677	309	2,155
Net income (loss)	$1,987	$81	$540	$(512)	$2,096

Basic income (loss) earnings per common share:
Continuing operations	$0.09	$(0.01)	$(0.01)	$(0.07)	$0.00
Discontinued operations	0.08	0.01	0.06	0.03	0.18
Basic income (loss) earnings per common share	$0.17	$0.01	$0.04	$(0.04)	$0.18
Diluted income (loss) earnings per common share:
Continuing operations	$0.09	$(0.01)	$(0.01)	$(0.07)	$0.00
Discontinued operations	0.08	0.01	0.06	0.03	0.18
Diluted income (loss) earnings per common share	$0.17	$0.01	$0.04	$(0.04)	$0.17

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes included in this report. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions, as set forth under “Disclosure Regarding Forward-Looking Statements.” Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the following discussion and under the caption “Risk Factors” in Item 1A and elsewhere in this report. Unless otherwise indicated, all references to a year reflect our fiscal year that ends on June 30.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our results of operations and financial position are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. We believe that the estimates we use are reasonable; however, actual results could differ from those estimates. Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements included elsewhere in this report. We believe the following critical accounting policies identify our most critical accounting policies, which are the policies that are both important to the representation of the registrant’s financial condition and results and requires our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain..

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

We provide a right of return on product sales to distributors. Accordingly, revenue from product sales to distributors is not recognized until the return privilege has expired, which approximates when product is sold-through to customers of the Company’s distributors (dealers, system integrators, value-added resellers, and end-users) rather than when the product is initially shipped to a distributor. We evaluate, at each quarter-end, the inventory in the channel through information provided by certain of our distributors. The level of inventory in the channel will fluctuate up or down, each quarter, based upon our distributors’ individual operations. Accordingly, each quarter-end revenue deferral is calculated and recorded based upon the underlying, estimated channel inventory at quarter-end. Although certain distributors provide certain channel inventory amounts, we make judgments and estimates with regard to the amount of inventory in the entire channel, for all customers and for all channel inventory items, and the appropriate revenue and cost of goods sold associated with those channel products. Although these assumptions and judgments regarding total channel inventory revenue and cost of goods sold could differ from actual amounts, we believe that our calculations are indicative of actual levels of inventory in the distribution channel. The amounts of deferred cost of goods sold were included in consigned inventory. The following table details the amount of deferred revenue, cost of goods sold, and gross profit at each quarter end for the 24-month period ended June 30, 2008 (in thousands).

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

We offer credit terms on the sale of our products to a majority of our customers and perform ongoing credit evaluations of our customers’ financial condition. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments based upon our historical collection experience and expected collectability of all accounts receivable. Our actual bad debts in future periods may differ from our current estimates and the differences may be material, which may have an adverse impact on our future accounts receivable and cash position.

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

Accounting for Income Taxes

We are subject to income taxes in both the United States and in certain non-U.S. jurisdictions. We estimate our current tax position together with our future tax consequences attributable to temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation, and other reserves for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, prior year carryback, or future reversals of existing taxable temporary differences. To the extent we believe that recovery is not more likely than not, we establish a valuation allowance against these deferred tax assets. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. To the extent we establish a valuation allowance in a period, we must include and expense the allowance within the tax provision in the consolidated statement of operations. In accordance with SFAS No. 109, Accounting for Income Taxes, we analyzed our valuation allowance at June 30, 2008 and determined that based upon available evidence it is more likely than not that all of our deferred tax assets will be realized and as such reversed our previously established valuation allowance. The reversal of a previously established valuation allowance results in a benefit for income taxes. See Note 17 in the notes to financial statements for additional information.

Lower-of-Cost or Market Adjustments and Reserves for Excess and Obsolete Inventory

We account for our inventory on a first-in, first-out basis, and make appropriate adjustments on a quarterly basis to write-down the value of inventory to the lower-of-cost or market.

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

Under SFAS No. 123R, we measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the awards – the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Therefore, if an employee does not ultimately render the requisite service, the costs associated with the unvested options will not be recognized cumulatively.

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

DISCUSSION OF OPERATIONS

Results of Operations

The following table sets forth certain items from our consolidated statements of operations for the fiscal years ended June 30, 2008, 2007, and 2006, together with the percentage of total revenue which each such item represents.

			Year Ended June 30,
	2008		2007		2006
	(in thousands of dollars)
		% of Revenue		% of Revenue		% of Revenue

Revenue	$39,752	100.0%	$39,861	100.0%	$35,362	100.0%
Cost of goods sold	16,461	41.4%	17,723	44.5%	17,375	49.1%
Gross profit	23,291	58.6%	22,138	55.5%	17,987	50.9%
Operating expenses (benefit):
Sales & Marketing	6,673	16.8%	7,791	19.5%	7,866	22.2%
Research and product development	7,070	17.8%	7,535	18.9%	8,299	23.5%
General and administrative	7,669	19.3%	3,091	7.8%	5,108	14.4%
Settlement in shareholders' class action	-	0.0%	-	0.0%	(1,205)	-3.4%
Total operating expenses	21,412	53.9%	18,417	46.2%	20,068	56.8%
Operating income (loss)	1,879	4.7%	3,721	9.3%	(2,081)	-5.9%
Other income, net	1,005	2.5%	1,523	3.8%	1,016	2.9%
Income (loss) from continuing operations before income taxes	2,884	7.3%	5,244	13.2%	(1,065)	-3.0%
Benefit from (Provision) for income taxes	2,756	6.9%	(457)	-1.1%	1,005	2.8%
Income (loss) from continuing operations	5,640	14.2%	4,787	12.0%	(60)	-0.2%
Income from discontinued operations, net of tax	16	0.0%	422	1.1%	2,156	6.1%
Net income	$5,656	14.2%	$5,209	13.1%	$2,096	5.9%

The following is a discussion of our results of operations for our fiscal years ended June 30, 2008, 2007, and 2006. All items are discussed on a consolidated basis.

Revenue

Our revenues were $39.8 million for the fiscal year ended June 30, 2008 (“2008”) compared to revenues of $39.9 million and $35.4 million for the fiscal years ended June 30, 2007 (“2007”) and June 30, 2006 (“2006”), respectively.

2008 revenues decreased $100,000 or less than one percent from 2007 and increased $4.4 million or 12 percent over 2006. The slight decrease in revenue in 2008 from 2007 was due primarily to declines in our premium, tabletop, conferencing furniture and conferencing accessories products which collectively decreased approximately $1.2 million partially offset by a collective increase of approximately $900,000 in our professional and personal conferencing products.

The $4.4 million 2008 revenue increase over 2006 was due to continued growth in our professional conferencing products which increased approximately $4.7 million in 2008 over 2006. We also realized growth in our tabletop and personal conferencing products which collectively increased about $600,000 in 2008 from 2006. These increases were partially offset by declines in our premium conferencing and conferencing furniture products which collectively decreased by about $800,000.

We evaluate, at each quarter-end, the inventory in the channel through information provided by certain of our distributors. The level of inventory in the channel will fluctuate up or down, each quarter, based upon our distributors’ individual operations. Accordingly, each quarter-end revenue deferral is calculated and recorded based upon the underlying, estimated channel inventory at quarter-end. During the fiscal years ended June 30, 2008 and 2007, the net change in deferred revenue based on the net movement of inventory in the channel was a net recognition of $325,000 and $1.0 million in revenue, respectively.

Revenue from sales outside of the United States as a percent of total revenue was 30 percent for 2008, 29 percent for 2007 and 28 percent for 2006.

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

The following table sets forth our COGS and gross profit together with each item’s amount as a percentage of total revenue:

	Year Ended June 30,
	2008		2007		2006
	(in thousands of dollars)
		% of Revenue		% of Revenue		% of Revenue
Cost of goods sold	$16,461	41.40%	$17,723	44.50%	$17,375	49.10%
Gross profit	$23,291	58.60%	$22,138	55.50%	$17,987	50.90%

Our 2008 gross profit was $23.3 million compared to $22.1 million in 2007 and $18.0 million in 2006. Gross profit margins (“GPM’s”), gross profit as a percentage of sales, were 58.6, 55.5 and 50.9 percent in 2008, 2007 and 2006, respectively.

Despite the  $100,000 revenue decrease in 2008 from 2007, we achieved a $1.2 million increase in gross profit and 3.1 percent GPM increase over the same period due primarily to the 2008 mix and magnitude of higher margin products, selective channel price increases in effect for all of 2008 and lower costs on several of our products realized from a combination of new product designs optimized for, among other things, lower manufacturing costs in addition to negotiating lower prices with certain of our outsourced manufacturing partners. 2008 gross profit was $5.3 million higher and GPM increased 7.7 percent over 2006 due to a 2008 mix of higher margin products, a significant decrease in inventory cost variances and product write-off’s from 2006 and the selective price increases and lower product costs discussed above.

Operating Expenses and Profits (Losses)

Operating profits (losses), or income from operations, is the surplus after operating expenses are deducted from gross profits. Operating expenses include sales & marketing (“S&M”) expenses, research and development (“R&D”) expenses and general and administrative (“G&A”) expenses. Total operating expenses were $21.4 million in 2008 compared to $18.4 million in 2007 and $20.1 million in 2006. The following is a more detailed discussion of expenses related to sales and marketing, research and product development, general and administrative, and settlement in shareholders’ class action.

Sales and Marketing. S&M expenses include selling, customer service, and marketing expenses such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses. Total S&M expenses were $6.7 million in 2008 compared to $7.8 million in 2007 and $7.9 million in 2006. As a percentage of revenues, S&M expenses were 16.8 percent in 2008 compared to 19.5 percent in 2007 and 22.2 percent in 2006. 2008 S&M expenses were about $1.1 million or 14 percent lower than 2007 due primarily to lower labor and related expenses which demonstrated our ability to leverage existing S&M resources to generate a solid revenue result. 2008 S&M expenses were approximately $1.2 million lower than 2006 also due to a decrease of approximately $1.4 million of labor and related expenses partially offset by higher marketing related expenses.

Research and Development. R&D expenses include research and development, product line management, engineering services, and test and application expenses, including employee-related costs, outside services, expensed materials, depreciation, and an allocation of overhead expenses. Total R&D expenses were $7.1 million in 2008 compared to $7.5 million in 2007 and $8.3 million in 2006. As a percentage of revenues, R&D expenses were 17.8 percent in 2008 compared to 18.9 percent in 2007 and 23.5 percent in 2006. 2008 R&D expenses decreased approximately $500,000 from 2007 due to lower project specific R&D costs, primarily related to our early fiscal 2008 completion and launch of our Converge Pro line of professional conferencing products. The 2008 decrease in R&D expenses of $1.2 million from 2006 was due to lower labor and related expenses and outside engineering expenses of approximately $900,000 in addition to lower R&D project specific expenses of about $400,000 each of which were related to ongoing R&D efforts including bringing our the majority of our products into compliance with environmental directives.

General and Administrative G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs and corporate administrative costs, including finance and human resources. Total G&A expenses were $7.7 million in 2008 compared to $3.1 million in 2007 and $5.1 million in 2006. As a percentage of revenues, G&A expenses were 19.3 percent in 2008,  7.8 percent in 2007 and 14.4 percent in 2006. The significant $4.6 million increase in 2008 G&A expenses from 2007 was due primarily to estimating and establishing a $3.3 million accrual for a contingent liability. The Company’s legal fees also increased approximately $1 million in 2008 from 2007 primarily associated with its theft of intellectual property and copyright complaints against WideBand Solutions, Inc. et al. (please refer to Item 3 “Legal Proceedings” in Part I of this Form 10-K for additional information on these legal proceedings). 2008 G&A expenses were about $2.6 million higher than 2006 due primarily to the $3.3 million accrual for a contingent liability and $1 million in legal fees discussed above, partially offset by lower payroll and related expenses of about $400,000 associated with lower G&A headcount, lower depreciation of about $250,000 and lower audit and related fees of $1.3 million required in much of 2006 to bring the Company’s financial statements current.

Settlement in shareholders’ class action expense (benefit).  During June 2003, a consolidated complaint was filed against ClearOne, eight of our present or former officers and directors, and our former auditor, Ernst & Young, by a class consisting of purchasers of the Company’s common stock during the period from April 17, 2001 through January 15, 2003. On December 4, 2003, we, on behalf of the Company and all other defendants with the exception of Ernst & Young, entered into a settlement agreement with the class pursuant to which we agreed to pay the class $5.0 million and issue the class 1.2 million shares of our common stock. The cash payment was made in two equal installments, the first on November 10, 2003 and the second on January 14, 2005.  On May 23, 2005, the court order was amended to provide that odd-lot numbers of shares (99 or fewer shares) would not be issued from the settlement fund and claimants who would otherwise be entitled to receive 99 or fewer shares would be paid cash in lieu of such odd-lot numbers of shares. On September 29, 2005, we completed our obligations under the settlement agreement by issuing a total of 1,148,494 shares of our common stock to the plaintiff class, including 228,000 shares previously issued in November 2004, and paying an aggregate of $126,705 in cash in lieu of shares to those members of the class who would otherwise have been entitled to receive an odd-lot number of shares or who resided in states in which there was no exemption available for the issuance of shares. The cash payments were calculated on the basis of $2.46 per share which was equal to the higher of (i) the closing price for our common stock as quoted by the Pink Sheets on the business day prior to the date the shares were mailed or (ii) the average closing price over the five trading days prior to such mailing date.

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

Other operating income, net. Other income, net, includes our interest income, interest expense, capital gains, gain (loss) on the disposal of assets, and currency gain (loss). Other income was $1.0 million in 2008 compared to $1.5 million in 2007 and $1.0 million in 2006. The $500,000 decrease in 2008 from 2007 was due primarily to the Company’s 2007 receipt of approximately $300,000 in interest which accompanied a $3.1 million IRS refund payment in addition to lower interest income associated lower interest rates in the Company’s investments and lower cash and marketable securities balances as the Company used $4.3 million of its cash during 2008 to repurchase its common stock. Other operating income was about the same in both 2008 and 2006.

(Provision for) Benefit from income taxes. The Company’s benefit for income taxes from continuing operations was $2.8 million in 2008 compared to a provision of about ($457,000) in 2007 and a benefit of $1.0 million in 2006 The $2.8 million benefit in 2008 was due primarily to the reversal of the Company’s valuation allowance during the fiscal fourth quarter that the Company had recorded against its deferred tax assets.  Given the company’s past history of  losses from continuing operations, prior to its fiscal 2007, a valuation allowance was recorded against all of the Company’s deferred tax assets. The valuation allowance was initially established, in accordance with SFAS No. 109, “Accounting for Income Taxes, because it was not considered more likely than not that the deferred tax assets would be realized. However, as a result of our analysis and in accordance with generally accepted accounting principles, the previously established valuation allowance of approximately $4.1 million was reversed. The Company’s income taxes were negatively impacted in 2008 by its adoption of FIN 48 Accounting for Uncertainty in Income Taxes in addition to its recognition of tax on the undistributed earnings of the Company’s foreign subsidiaries which together added approximately $541,000 to the Company’s 2008 income tax expense.

In 2007 the Company recorded a ($457,000) income tax provision. Due to the Company’s 2007 profitability, it was able to begin taking advantage of R&D tax credits and state operating loss deductions resulting in a relatively low, 9 percent effective income tax rate on 2007 income from continuing operations.  The Company realized a tax benefit in 2006 due to its losses from continuing operations.

Income from discontinued operations, net of tax. Income from discontinued operations, net of tax, includes the gain on the sale of our conferencing services business and the funds from the Indemnity Escrow account from Premiere related to the sale of our conferencing services business which was sold on July 1, 2004; income from discontinued operations related to our Canadian audiovisual integration business (“OM Video”); the gain on the March 4, 2005 sale of OM Video; payments on our note receivable related to the sale of OM Video; payments on our note receivable related to the sale to Burk; and income from discontinued operations to our Document and Educational Camera business sold to Ken-A-Vision Manufacturing Company, Inc. (“KAV”) on August 23, 2006. Accordingly, the results of operations and the financial position have been reclassified in the accompanying condensed consolidated financial statements as discontinued operations. The total income from discontinued operations, net of tax, was $16,000 for 2008 compared to $422,000 for 2007 and $2.2 million in 2006. Summary operating results of the discontinued operations are set forth below (in thousands of dollars).

	Years Ended June 30,
	2008	2007	2006

Total income from discontinued operations, net of income taxes
Conferencing services business	$-	$-	$729
OM Video	16	381	248
Burk Technology	-	-	953
Ken-A-Vision	-	41	226
Total income from discontinued operations, net of income taxes	$16	$422	$2,156

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, our cash and cash equivalents were approximately $3.3 million and our marketable securities were approximately $17.1 million, which represented an overall decrease of $2.2 million in our balances from June 30, 2007 which had cash and cash equivalents of approximately $2.8 million and marketable securities of approximately $19.9 million. We had an overall decrease of approximately $1.4 million from our balances at June 30, 2006, which had cash and cash equivalents of approximately $1.2 million and marketable securities totaling $20.6 million.

Net cash flows provided by operating activities were $3.5 million in 2008 compared to $6.8 million in 2007 and $2.2 million in 2006. 2008 net cash provided by operating activities was lower than 2007 by $3.3 million primarily due to the Company’s reversal of its previously established valuation allowance recorded against deferred tax assets which resulted in a ($4.5 million) non-cash adjustment in its statement of cash flows and $524,000 decrease in inventory write-off’s partially offset by the $853,000 increase in net income and $874,000 increase in changes in other operating assets and liabilities. The $1.3 million increase in net cash provided by operating activities in 2008 over 2006 was due to the $5.7 million increase in net income from continuing operations offset by a $2.4 million decrease in changes in other operating assets and liabilities which includes the ($4.5 million) deferred tax asset valuation allowance reversal in addition to lower depreciation, stock-based compensation, inventory write-offs and cash provided by discontinued operating activities which collectively decreased approximately $2.3 million.

Net cash flows provided by (used in) investing activities were $700,000 in 2008 compared to $748,000 in 2007 and ($2.8 million) in 2006. The 2008 $48,000 decrease in net cash provided by investing activities from 2007 was due primarily to $925,000 less cash provided by discontinued investing activities in 2008 from 2007 related to the Company’s sale of its educational camera product line in August 2006 and the sale of its stock of ClearOne Canada to OM Video. This decrease was partially offset by a $838,000 increase in the sale of marketable securities, net of purchases of marketable securities in 2008. 2008 net cash provided by investing activities increased about $3.5 million from 2006 due primarily to increased sales of marketable securities of $6.2 million, net of purchases of marketable securities in 2008, partially offset by $1.9 million less cash provided by discontinued operating activities and an increase of $560,000 in cash used to purchase of property and equipment.

Net cash (used in) provided by financing activities during 2008 totaled approximately ($3.7 million) compared to ($6.0 million) in 2007 and $0 in 2006. During 2008, we repurchased 835,000 shares of our common stock for $4.3 million. Also during 2008 we received $800,000 and issued 228,000 of stock upon the exercise of employee stock options. We received a $70,000 tax benefit from option exercises in 2008. During 2007 we repurchased approximately 1.4 million shares of our common stock for approximately $6.1 million. We did not have any net cash flows (used in) financing activities in fiscal 2006.

Additionally, in 2008 we paid approximately $1.7 million in income taxes and reduced our July 1, 2007 balance of retained earnings by $295,000 upon adoption of FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” During 2007, we recorded $1.1 million in non-cash financing activities related to leasehold improvements to our headquarters, the majority of which was paid as an incentive by the lessor as part of the lease agreement. These improvements are being accounted for in accordance with FASB Technical Bulletin No. 88-1, Issues Relating to Accounting for Leases, which states among other things that landlord incentives which fund leasehold improvements should be recorded as deferred rent and amortized as reductions to lease expense over the term of the lease.

We believe that future income from operations and effective management of working capital will provide the liquidity needed to finance growth plans. In addition to capital expenditures, we may use cash during fiscal 2009 for selective infusions of technological, marketing or product manufacturing rights to broaden our product offerings; for continued share repurchases; and if available for a reasonable price, acquisitions that may strategically fit our business and are accretive to performance.

At June 30, 2008, we had open purchase orders related to our contract manufacturers and other contractual obligations of approximately $6.2 million primarily related to inventory purchases.

As of June 30, 2008, we had approximately $12.3 million par value of auction rate securities, less a temporary valuation adjustment of approximately $1.1 million to reflect the current lack of liquidity of these investments. We recorded this temporary valuation adjustment in other comprehensive income, net of the related tax benefit of $413,000, which did not affect fiscal 2008 earnings, and reclassified these investments to long-term investment securities to reflect the lack of liquidity of these investments. Due to current market conditions, these investments have experienced failed auctions beginning in mid-February 2008. These failed auctions result in a lack of liquidity in the securities, but do not affect the underlying collateral of the securities and we believe that given their high credit quality, it will ultimately recover at par all amounts invested in these securities. We do not anticipate that any potential lack of liquidity in these auction rate securities will affect our ability to finance our operations and growth plans.

On March 4, 2005, we sold all of the issued and outstanding stock of ClearOne Canada to 6351352 Canada Inc. ClearOne Canada owned all the issued and outstanding stock of Stechyson Electronics, Ltd., which conducts business under the name OM Video. For the first two quarters of fiscal 2006 and during all of fiscal 2005, we received total payments, including interest, of $300,000 and $150,000, respectively, on the note receivable. Through December 31, 2005, all payments had been received and $854,000 of the promissory note remained outstanding; however, 6351352 Canada Inc. failed to make any subsequent, required payments under the note receivable until June 30, 2006 when it paid $50,000. We reevaluated our options and concluded that our best course of action was to enforce our security and appoint a receiver over the assets of OM Video. As of June 30, 2008, the amount of the promissory note and contingent earn-out provision was approximately $696,000 which is net of $632,000 collected through receivership. We do not expect to collect any further amounts through the receivership.

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

Contractual Obligations

Contractual obligations related to our operating leases at June 30, 2008 are summarized below (in thousands of dollars):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Operating Leases	$4,408	$701	$1,396	$1,345	$965

Total Contractual
Cash Obligations	$4,408	$701	$1,396	$1,345	$965

ISSUED BUT NOT YET ADOPTED ACCOUNTING PRONOUNCEMENTS

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

In February 2007, the FASB issued SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities.”  This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently  required to be measured at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This statement requires a business entity to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  An entity may decide whether to elect the fair value option for each eligible item on its election date, subject to certain requirements described in the statement.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We are currently reviewing the requirements of SFAS 159 and, at this point in time, have not determined the impact, if any, that this statement may have on our results of operations and financial position.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS 141(R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method).  Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition-date fair values the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree.  In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains.  SFAS 141(R) becomes effective for fiscal periods beginning after December 15, 2008.  The Company is currently evaluating the impact of SFAS 141(R).

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

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

Financial instruments which potentially expose us to concentrations of credit risk primarily consist of cash and cash equivalents, short-term and long-term investments, accounts receivable and unbilled accounts receivable. We place our temporary cash in liquid investments at highly-rated financial institutions. However, the Company’s investment in auction-rate securities (“ARSs”) became illiquid during 2008 which was in contradiction to certain representations of the investment banks which hold certain of the Company’s cash and marketable securities.  As of June 30, 2008, the cost basis balance of our long-term investments was $12.23 million which consisted exclusively of ARSs. The Company’s ARSs are held at two different investment banks: USB and Morgan Stanley. All but one of the ARS investments are AAA and/or Aaa rated. The other ARS is A2/A rated. Recently, auctions for these securities were not successful, resulting in the Company continuing to hold the securities and the issuers paying interest at the maximum contractual rate. Based on current credit market conditions, it is likely that future auctions related to these securities will be unsuccessful in the near term. Unsuccessful auctions will result in the Company holding securities beyond their next scheduled auction reset dates and limiting the short-term liquidity of these investments. Due to the unsuccessful auctions, at June 30, 2008, the Company determined there was a decline in the fair value of its ARS investments of about $1.1 million, which, in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related guidance issued by FASB and the SEC, was deemed temporary and recognized as an unrealized loss in the other comprehensive income section of the Company’s statement of operations.  ClearOne believes that the underlying securities or collateral have not been affected and any lack of liquidity in its ARSs will not impact its ability to fund its operations.

All of the Company’s other investment securities, which are not ARSs, consist primarily of shares in U.S., state and local government agency obligations that have a par value of $1.00.  These certificates have a rating of A or higher. Our investment securities also consist of shares in triple-A rated short-term money market funds that typically invest in U.S. Treasury, U.S. government agency, and highly rated corporate securities. Since these funds are managed in a manner designed to maintain a $1.00 per share market value, we do not expect any material changes in market values, of our non-ARSs, as a result of increase or decrease in interest rates.

We believe that our credit policies reflect normal industry terms and business risk. We do not anticipate non-performance by the counterparties and, accordingly, do not require collateral. Credit losses and write-offs of accounts receivable balances have historically not been material to our financial statements and have not exceeded our expectations.

We did not have any notes payable and capital lease obligations as of June 30, 2008. Accordingly, we do not have significant exposure to changing interest rates. We have not undertaken any additional actions to cover market interest rate market risk and are not a party to any other interest rate market risk management activities. We do not purchase or hold any derivative financial instruments.

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

ITEM 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the required time periods and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. The effectiveness of any system of disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing, and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate improper conduct completely. A control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. As a result, there can be no assurance that our disclosure controls and procedures will detect all errors or fraud.

As required by Rule 13a-15 under the Exchange Act, we have completed an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of June 30, 2008. Based upon this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.

There has been no change in our internal controls and procedures over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls and procedures over financial reporting during the fourth quarter ended June 30, 2008, and there were no significant deficiencies or material weaknesses.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item relating to our directors is incorporated herein by reference to the definitive proxy statement for our 2008 Annual Meeting of Shareholders

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the definitive proxy statement for our 2008 Annual Meeting of Shareholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the definitive proxy statement for our 2008 Annual Meeting of Shareholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the definitive proxy statement for our 2008 Annual Meeting of Shareholders.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the definitive proxy statement for our 2008 Annual Meeting of Shareholders.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           1.           Financial Statements

The following financial statements are filed as part of this report in a separate section of this Form 10-K beginning on page F-1.

Report of Independent Registered Public Accounting Firm – Jones Simkins, P.C.
Report of Independent Registered Public Accounting Firm – Hansen Barnett & Maxwell, P.C.
Consolidated Balance Sheets as of June 30, 2008 and 2007
Consolidated Statements of Operations and Comprehensive Income (Loss) for fiscal years ended
June 30, 2008, 2007, and 2006
Consolidated Statements of Shareholders’ Equity for fiscal years ended June 30, 2008, 2007, and 2006
Consolidated Statements of Cash Flows for fiscal years ended June 30, 2008, 2007, and 2006
Notes to Consolidated Financial Statements

2.      Financial Statement Schedules

All schedules are omitted as the required information is inapplicable or the information is presented in the accompanying consolidated financial statements and notes thereto.

3.      Exhibits

The following documents are included as exhibits to this report.

Exhibit
No.	Title of Document	Location
3.1	Articles of Incorporation and amendments thereto	This filing
3.2	Bylaws	Incorp. by reference[1]
10.1	Employment Separation Agreement between ClearOne Communications, Inc. and Frances Flood, dated December 5, 2003.*	Incorp. by reference[3]
10.2	Employment Separation Agreement between ClearOne Communications, Inc. and Susie Strohm, dated December 5, 2003.*	Incorp. by reference[3]
10.3	Joint Prosecution and Defense Agreement dated April 1, 2004 between ClearOne Communications, Inc. Parsons Behle & Latimer, Edward Dallin Bagley and Burbidge & Mitchell, and amendment thereto	Incorp. by reference[3]
10.4	1997 Employee Stock Purchase Plan	Incorp. by reference[7]
10.5	1998 Stock Option Plan	Incorp. by reference[7]
10.6	2007 Equity Incentive Plan	Incorp. by reference[10]

10.7	Manufacturing Agreement between ClearOne Communications, Inc. and Inovar, Inc. dated August 1, 2005	Incorp. by reference[4]
10.8	Office Lease between Edgewater Corporate Park, LLC and ClearOne Communications, Inc. dated June 5, 2006	Incorp. by reference[6]
10.9	Consulting Agreement between Edward D. Bagley and ClearOne Communications, Inc. dated July 6, 2007	Incorp. by reference[8]
10.10	Severance Agreement between ClearOne Communications, Inc. and Edward D. Bagley dated July 6, 2007*	Incorp. by reference[8]
10.11	Compromise Agreement between ClearOne Communications UK Limited and Martin Offwood dated August 13, 2007*	Incorp. by reference[9]
10.12	Warehouse Lease Agreement between Woodenshoe Development and Clearone Communications, Inc. dated October 5, 2007	Incorp. by reference[9]
14.1	Code of Ethics, approved by the Board of Directors on August 23, 2006	Incorp. by reference[6]
21.1	Subsidiaries of the registrant	This filing
23.1	Consent of Jones Simkins P.C., Company’s independent auditors for the year ending June 30, 2008	This filing
23.2	Consent of Hansen Barnett & Maxwell, P.C., Company’s independent auditors for the year ending June 30, 2006	This filing
31.1	Section 302 Certification of Chief Executive Officer	This filing
31.2	Section 302 Certification of Interim Chief Financial Officer	This filing
32.1	Section 1350 Certification of Chief Executive Officer	This filing
32.2	Section 1350 Certification of Interim Chief Financial Officer	This filing
______________
*Constitutes a management contract or compensatory plan or arrangement.

1	Incorporated by reference to the Registrant’s registration statement on Form S-3/A filed with the Commission on November 1, 2002.
[3]	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003.
[4]	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004.
[6]	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.
[7]	Incorporated by reference to the Registrant’s registration statement on form S-8 filed with the Commission on October 6, 2006.
[8]	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
[9]	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
10	Incorporated by reference to the Registrant’s registration statement on Form S-8 filed with the Commission on January 22, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARONE COMMUNICATIONS, INC.

September 10, 2008	By:	/s/ Zeynep Hakimoglu
Zeynep Hakimoglu
President, Chief Executive Officer, and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Zeynep Hakimoglu	President, Chief Executive Officer, and Chairman	September 10, 2008
Zeynep Hakimoglu	(Principal Executive Officer)

/s/ Greg A. LeClaire	Chief Financial Officer	September 10, 2008
Greg A. LeClaire	(Principal Financial and Accounting Officer)

/s/ Brad R. Baldwin	Director	September 10, 2008
Brad R. Baldwin

/s/ Larry R. Hendricks	Director	September 10, 2008
Larry R. Hendricks

/s/ Scott M. Huntsman	Director	September 10, 2008
Scott M. Huntsman

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm –
Jones Simkins, P.C.

To the Board of Directors and
Shareholders of ClearOne Communications, Inc.

We have audited the accompanying consolidated balance sheet of ClearOne Communications, Inc. and subsidiaries (the Company) as of June 30, 2008 and 2007, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for the years ended June 30, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements as of June 30, 2006 and for the year then ended , before the adjustments for the camera business described in Note 3 to the consolidated financial statements, were audited by other auditors whose report, dated August 21, 2006, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ClearOne Communications, Inc. as of June 30, 2008 and 2007, and the results of its operations and its cash flows for the years ended June 30, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

We also audited the adjustments for the camera business described in Note 3 that were applied to restate the 2006 consolidated financial statements for the discontinued operations. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2006 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2006 consolidated financial statements taken as a whole.

/s/ Jones Simkins, P.C.

JONES SIMKINS, P.C.
Logan, Utah
September 2, 2008

Report of Independent Registered Public Accounting Firm –
Hansen, Barnett & Maxwell, P.C.

To the Board of Directors and the Shareholders
ClearOne Communications, Inc.

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 3, the accompanying consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows of ClearOne Communications, Inc. and subsidiaries for the year ended June 30, 2006 (the June 30, 2006 financial statements before the effects of the adjustments discussed in Note 3 are not presented herein).  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the June 30, 2006 consolidated financial statements, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 3, present fairly, in all material respects, the results of operations of ClearOne Communications, Inc. and subsidiaries and their cash flows for the year ended June 30, 2006 in conformity with U.S. generally accepted accounting principles.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting described in Note 3 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied.  Those adjustments were audited by Jones Simkins, P.C.

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
August 21, 2006

CLEARONE COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars, except per share amounts)

	June 30,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$3,327	$2,782
Marketable securities	5,922	19,871
Accounts receivable, net of allowance for doubtful accounts
of $87 and $54, respectively	7,238	8,025
Deposit, bond for preliminary injunction	908	-
Note receivable	43	163
Inventories, net	7,799	7,263
Deferred income taxes	2,828	-
Prepaid expenses and other assets	820	213
Total current assets	28,885	38,317

Long-term marketable securities	11,168	-
Property and equipment, net	2,554	2,694
Intangible assets, net	47	-
Note receiveable - long-term	-	43
Long-term deferred tax asset	1,639	-
Other assets	7	9
Total assets	$44,300	$41,063

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,187	$1,745
Accrued income taxes	72	660
Accrued liabilities	3,600	1,874
Deferred product revenue	4,547	4,872
Total current liabilities	10,406	9,151

Deferred rent	700	855
Other long-term liabilities	1,054	619
Total liabilities	12,160	10,625

Shareholders' equity:
Common stock, par value $0.001, 50,000,000 shares authorized,
10,228,902 and 10,861,920 shares issued and outstanding, respectively	10	11
Additional paid-in capital	44,618	47,582
Accumulated other comprehensive loss	(694)	-
Accumulated deficit	(11,794)	(17,155)
Total shareholders' equity	32,140	30,438
Total liabilities and shareholders' equity	$44,300	$41,063

See accompanying notes to consolidated financial statements

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands of dollars, except per share amounts)

	Years Ended June 30,
	2008	2007	2006

Revenue	$39,752	$39,861	$35,362
Cost of goods sold	16,461	17,723	17,375
Gross profit	23,291	22,138	17,987

Operating expenses:
Sales & marketing	6,673	7,791	7,866
Research and product development	7,070	7,535	8,299
General and administrative	7,669	3,091	5,108
Settlement in shareholders' class action	-	-	(1,205)
Total operating expenses	21,412	18,417	20,068

Operating income (loss)	1,879	3,721	(2,081)

Other income (expense), net:
Interest income	1,039	1,468	813
Interest expense	(5)	(4)	-
Other, net	(29)	59	203
Total other income (expense), net	1,005	1,523	1,016

Income (loss) from continuing operations before income taxes	2,884	5,244	(1,065)
(Provision) benefit for income taxes	2,756	(457)	1,005
Income (loss) from continuing operations	5,640	4,787	(60)

Discontinued operations:
Income from discontinued operations	-	75	361
Gain on disposal of discontinued operations	25	598	2,726
Income tax provision	(9)	(251)	(931)
Income from discontinued operations	16	422	2,156

Net income	$5,656	$5,209	$2,096

Comprehensive income:
Net income	$5,656	$5,209	$2,096
Unrealized (loss) on marketable securities, net of taxes of $413	$(694)	$-	$-

Comprehensive income	$4,962	$5,209	$2,096

See accompanying notes to consolidated financial statements

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (CONTINUED)
(in thousands of dollars, except per share amounts)

	Years Ended June 30,
	2008	2007	2006

Basic earnings (loss) per common share from continuing operations	$0.53	$0.42	$(0.01)
Diluted earnings (loss) per common share from continuing operations	$0.52	$0.41	$-

Basic earnings per common share from discontinued operations	$-	$0.04	$0.18
Diluted earnings per common share from discontinued operations	$-	$0.04	$0.18

Basic earnings per common share	$0.53	$0.45	$0.18
Diluted earnings per common share	$0.52	$0.45	$0.17

Basic weighted average shares outstanding	10,694,401	11,497,773	11,957,756
Diluted weighted average shares outstanding	10,798,281	11,575,721	12,206,618

See accompanying notes to consolidated financial statements

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
 (in thousands of dollars, except per share amounts)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Deferred	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Compensation	Income	Deficit	Equity

Balances at June 30, 2005	11,264,233	11	49,393	(33)	-	(24,460)	24,911

Issuance of Common Shares
related to shareholder
settlement agreement	920,494	1	2,263	-	-	-	2,264
Compensation expense resulting
from the modification of stock
options	-	-	16	-	-	-	16
Compensation cost associated
with SFAS No. 123R	-	-	1,092	-	-	-	1,092
SFAS No. 123R transition
expense	-	-	-	33	-	-	33
Net income	-	-	-	-	-	2,096	2,096
Balances at June 30, 2006	12,184,727	12	52,764	-	-	(22,364)	30,412

Tender offer	(1,073,552)	(1)	(4,602)	-	-	-	(4,603)
Stock buy back program	(265,360)	-	(1,450)	-	-	-	(1,450)
Exercise of stock options	15,940	-	54	-	-	-	54
Tax benefit stock option exercise	-	-	9	-	-	-	9
Compensation cost associated
with SFAS No. 123R	-	-	802	-	-	-	802
Employee stock purchase program	165	-	4	-	-	-	4
Net income	-	-	-	-	-	5,209	5,209
Balances at June 30, 2007	10,861,920	$11	$47,582	$-	$-	$(17,155)	$30,438

Stock buy back program	(834,646)	(1)	(4,354)	-	-	-	(4,355)
Exercise of stock options	228,368	-	792	-	-	-	792
Shares received/retired upon
exercise of stock options	(28,066)	-	(186)	-	-	-	(186)
Tax benefit stock option exercise	-	-	70	-	-	-	70
Compensation cost associated
with SFAS No. 123R	-	-	707	-	-	-	707
Employee stock purchase program	1,326	-	7	-	-	-	7
Adoption of FIN 48	-	-	-	-	-	(295)	(295)
Unrealized (loss) on marketable securities, net of tax	-	-	-	-	(694)	-	(694)
Net income	-	-	-	-	-	5,656	5,656
Balances at June 30, 2008	10,228,902	$10	$44,618	$-	$(694)	$(11,794)	$32,140

See accompanying notes to consolidated financial statements

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars, except per share amounts)

	Years Ended June 30,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss) from continuing operations	$5,640	$4,787	$(60)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operations:
Impairment on marketable securities	155	-	-
Depreciation and amortization expense	767	870	1,389
Stock-based compensation	714	806	1,140
Write-off of inventory	136	660	681
(Gain) loss on disposal of assets	6	(58)	(237)
Provision for doubtful accounts	33	5	3
Changes in operating assets and liabilities:
Accounts receivable	322	(261)	(928)
Deferred taxes	(4,467)	-	-
Deposit - bond for preliminary injunction	(908)	-	-
Notes receivable	163	(206)	-
Inventories	(672)	(1,309)	(2,236)
Prepaids and other assets	(590)	40	45
Accounts payable	875	(811)	434
Accrued liabilities	1,726	(673)	(960)
Other long term liabilities	-	619	-
Accrued income taxes	(50)	3,267	1,345
Deferred product revenue	(325)	(999)	816
Net cash provided by continuing operating activities	3,525	6,737	1,432
Net cash provided by discontinued operating activities	-	47	730
Net cash provided by operating activities	3,525	6,784	2,162

Cash flows from investing activities:
Purchase of property and equipment	(786)	(909)	(224)
Purchase of intangible assets	(49)	-	-
Proceeds from the sale of property and equipment	-	35	230
Purchase of marketable securities	(15,378)	(23,369)	(14,800)
Sale of marketable securities	16,897	24,050	10,050
Net cash provided by (used in) continuing investing activities	684	(193)	(4,744)
Net cash provided by discontinued investing activities	16	941	1,930
Net cash provided by (used in) investing activities	700	748	(2,814)

Cash flows from financing activities:
Proceeds from the issuance of common stock - options	605	54	-
Common stock purchased and retired	(4,355)	(6,053)	-
Tax benefit from stock options	70	9	-
Net cash used in financing activities	(3,680)	(5,990)	-

Net increase (decrease) in cash and cash equivalents	545	1,542	(652)
Cash and cash equivalents at the beginning of the year	2,782	1,240	1,892
Cash and cash equivalents at the end of the year	$3,327	$2,782	$1,240

See accompanying notes to consolidated financial statements

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands of dollars, except per share amounts)

	Years Ended June 30,
	2008	2007	2006

Supplemental disclosure of cash flow information:
Cash paid for interest	$5	$4	$-
Cash paid (received) for income taxes	1,701	(3,202)	(1,419)

Supplemental disclosure of non-cash financing activities:
Adoption of FIN48	$295	$-	$-
Exchanged accounts receivable from a vendor with accounts payable
to the same vendor	432	15	-
Lease incentive for leasehold improvements	-	1,088	-
Sales of property and equipment for accounts payable	-	25	-
Value of common shares issued in shareholder settlement	-	-	2,264

See accompanying notes to consolidated financial statements

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except per share amounts)

1.	Organization – Nature of Operations

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

2.	Summary of Significant Accounting Policies

Consolidation – These consolidated financial statements include the financial statements of ClearOne Communications, Inc. and its wholly owned subsidiaries. The discontinued operations portion of these consolidated financial statements include transactions from our previously wholly owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.

Pervasiveness of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods.  Key estimates in the accompanying consolidated financial statements include, among others, revenue recognition, allowances for doubtful accounts and product returns, provisions for obsolete inventory, valuation of long-lived assets, and deferred income tax asset valuation allowances.  Actual results could differ materially from these estimates.

Foreign Currency Translation –The results of operations for the Company’s foreign subsidiaries in the United Kingdom, Germany and Hong Kong are recorded by the subsidiaries in the British Pound, Euro and Hong Kong dollar, respectively and remeasured in the U.S. Dollar.  Assets and liabilities are translated or remeasured into U.S. dollars at the exchange rate prevailing on the balance sheet date or the historical rate, as appropriate.  Revenue and expenses are translated or remeasured at average rates of exchange prevailing during the period.  The impact from remeasurement of our foreign subsidiaries is recorded in the accompanying consolidated statements of operations. Upon making the translations to the U.S. Dollar we concluded that as of the balance sheet date the impact of such re-measurements was immaterial and as such have posted through our statement of income as opposed to including in other comprehensive income.

Concentration Risk – We depend on an outsourced manufacturing strategy for its products. We outsource the manufacture of all of our products to third-party manufacturers located in both the U.S. and Asia. If any of these manufacturers experience difficulties in obtaining sufficient supplies of components, component prices significantly exceed anticipated costs, an interruption in their operations, or otherwise suffer capacity constraints, we would experience a delay in shipping these products which would have a negative impact on our revenues. Should there be any disruption in services due to natural disaster, economic or political difficulties, quarantines, transportation restrictions, acts of terror, or other restrictions associated with infectious diseases, or other similar events, or any other reason, such disruption would have a material adverse effect on our business. Operating in the international environment exposes us to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, and potentially adverse tax consequences, which could materially affect our results of operations. Currently, we have no second source of manufacturing for a portion of our products.

Cash Equivalents – The Company considers all highly-liquid investments with a maturity of three months or less, when purchased, to be cash equivalents.  The Company places its temporary cash investments with high-quality financial institutions.  At times, including at June 30, 2008 and 2007, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit of $100.

Marketable Securities – The Company’s marketable securities are classified as available-for-sale securities, are carried at fair value which approximated cost and generally have original maturities of greater than one year.   Management determines the appropriate classifications of investments at the time of purchase, based on management’s intent to use these investments during the normal operating cycle of the business, and reevaluates such designation as of each balance sheet date.

The Company considers highly liquid marketable securities with an effective maturity to the Company of less than one year, and held as available-for-sale, to be current assets.  The Company defines effective maturity as the shorter of the original maturity to the Company or the effective availability as a result of periodic auction or optional redemption features of these marketable securities.

The Company regularly monitors and evaluates the value of its marketable securities.  In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related guidance issued by FASB and the SEC which calls for the classification of impairments as “temporary” or “other-than-temporary.” A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. Such an unrealized loss does not affect net income (loss) for the applicable reporting period. An other-than-temporary impairment charge is recorded as a recognized loss in the consolidated statement of operations and reduces net income (loss) for the applicable reporting period. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of the Company to retain its investment with the issuer for a period of time sufficient to allow for any anticipated recovery in market value. When assessing marketable securities for other-than-temporary declines in value, the Company considers such factors, among other things, as how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the collateral supporting the investments, insurance policies which protect the Company’s investment position, the interval between auction periods, whether or not there have been any failed auctions, and the credit rating issued for the securities by one or more of the major credit rating agencies.

A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value.  The impairment is charged to earnings and a new cost basis for the security is established.  During 2008 the Company recognized an other-than-temporary impairment. For each of the fiscal years ended June 30, 2007 and 2006 realized gains and losses upon the sale of available-for-sale securities were insignificant. Please refer to Note 7.

Unrealized holding gains and losses, net of the related tax effect on available-for-sale securities, are excluded from earnings and are reported as a separate component of other comprehensive income until realized. During 2008, the Company determined there was a temporary decline in the fair value of its investments in auction-rate securities resulting in an unrealized loss in other comprehensive income. Based on current credit market conditions, it is likely that future auctions related to these securities will be unsuccessful in the near term. Such an unrealized loss does not affect net income (loss) for the applicable reporting  period. No such unrealized losses were recorded for the fiscal years ended June 30, 2007 and 2006. Please refer to Note 7.

Accounts Receivable – Accounts receivable are recorded at the invoiced amount.  Generally, credit is granted to customers without requiring collateral.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable.  Management regularly analyzes accounts receivable including current aging, historical write-off experience, customer concentrations, customer creditworthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.  If the assumptions that are used to determine the allowance for doubtful accounts change, the Company may have to provide for a greater level of expense in future periods or reverse amounts provided in prior periods.

The Company’s allowance for doubtful accounts activity for the fiscal years ended June 30, 2008 and 2007 were as follows:

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period

Year ended June 30, 2007	$49	$12	$(7)	$54

Year ended June 30, 2008	$54	$33	$-	$87

Inventories – Inventories are valued at the lower of cost or market, with cost computed on a first-in, first-out (“FIFO”) basis.  Inventoried costs include material, direct engineering and production costs, and applicable overhead, not in excess of estimated realizable value.  Consideration is given to obsolescence, excessive levels, deterioration, direct selling expenses, and other factors in evaluating net realizable value.  Consigned inventory includes product that has been delivered to customers for which revenue recognition criteria have not been met.

Property and Equipment – Property and equipment are stated at cost less accumulated depreciation and amortization.  Expenditures that materially increase values or capacities or extend useful lives of property and equipment are capitalized.  Routine maintenance, repairs, and renewal costs are expensed as incurred.  Gains or losses from the sale, trade-in or retirement of property and equipment are recorded in current operations and the related book value of the property is removed from property and equipment accounts and the related accumulated depreciation and amortization accounts.

Estimated useful lives are generally two to ten years.  Depreciation and amortization are calculated over the estimated useful lives of the respective assets using the straight-line method.  Leasehold improvement amortization is computed using the straight-line method over the shorter of the lease term or the estimated useful life of the related assets.

Impairment of Long-Lived Assets – Long-lived assets, such as property, equipment, and definite-lived intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated future undiscounted net cash flows of the related asset or group of assets over their remaining lives.  If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset.  Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets.  The impairment of long-lived assets requires judgments and estimates.  If circumstances change, such estimates could also change.

Revenue Recognition – Product revenue is recognized when (i) the products are shipped, (ii) persuasive evidence of an arrangement exists, (iii) the price is fixed and determinable, and (iv) collection is reasonably assured.

The Company extends credit to customers who it believes have the wherewithal to pay. The Company has in place credit policies and procedures, an approval process for sales returns and credit memos, processes for managing and monitoring channel inventory levels.

The Company provides a right of return on product sales to distributors. Further, revenue from product sales to distributors is not recognized until the return privilege has expired, which approximates when product is sold-through to customers of the Company’s distributors (dealers, system integrators, value-added resellers, and end-users) rather than when the product is initially shipped to a distributor.  The Company evaluates, at each quarter-end, the inventory in the channel through information provided by certain distributors.  The level of inventory in the channel will fluctuate up or down, each quarter, based upon these distributors’ individual operations.  Accordingly, each quarter-end revenue deferral is calculated and recorded based upon the underlying, estimated channel inventory at quarter-end.  Although, certain distributors provide certain channel inventory amounts, the Company makes judgments and estimates with regard to the amount of inventory in the entire channel, for all customers and for all channel inventory items, and the appropriate revenue and cost of goods sold associated with those channel products.  Although these assumptions and judgments regarding total channel inventory, revenue, and cost of goods sold could differ from actual amounts, the Company believes that its calculations are indicative of actual levels of inventory in the distribution channel.  The amounts of deferred cost of goods sold were included in consigned inventory.  The following table details the amount of deferred revenue, cost of goods sold, and gross profit at each fiscal year end for the three years in the period ended June 30, 2008.

	Deferred Revenue	Deferred Cost of Goods Sold	Deferred Gross Profit

June 30, 2008	$4,547	$1,719	$2,828
June 30, 2007	4,872	2,115	2,757
June 30, 2006	5,871	2,817	3,054

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

The Company provides advance replacement units to end-users on defective units of certain products within 90 days of purchase date by the end-user.  Since the purpose of these units are not revenue generating, the Company tracks the units due from the end-user, valued at retail price, until the defective unit has been returned, but no receivable balance is maintained on the Company’s balance sheet.  The retail price value of in-transit advance replacement units was $816, $230 and $81, as of June 30, 2008, 2007 and 2006, respectively.

Shipping and Handling Costs – Shipping and handling billed to customers is recorded as revenue.  Shipping and handling costs are included in cost of goods sold.

Warranty Costs – The Company accrues for warranty costs based on estimated warranty return rates and estimated costs to repair.  Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty returns, and repair cost.  The Company reviews the adequacy of its recorded warranty accrual on a quarterly basis.

Changes in the Company’s warranty accrual during the fiscal years ended June 30, 2008 and 2007 follows:

	Years Ended June 30,
	2008	2007

Balance at the beginning of year	$125	$169
Accruals/additions	329	241
Usage	(243)	(285)
Balance at end of year	$211	$125

Advertising – The Company expenses advertising costs as incurred.  Advertising expenses consist of trade shows, magazine advertisements, and other forms of media.  Advertising expenses for the fiscal years ended June 30, 2008, 2007, and 2006 totaled $943, $741, and $631, respectively, and are included in the caption Sales & Marketing.

Research and Product Development Costs – The Company expenses research and product development costs as incurred.

Income Taxes – The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry-forwards. These temporary differences will result in deductible or taxable amounts in future years when the reported amounts of the assets or liabilities are recovered or settled.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some or all of the deferred tax assets may not be realized.  The Company evaluates the realizability of its net deferred tax assets on a quarterly basis and valuation allowances are provided, as necessary.  Adjustments to the valuation allowance increase or decrease the Company’s income tax provision or benefit. During the fourth fiscal quarter of 2008 the Company reversed a $4,100 valuation allowance recorded against deferred tax assets increasing its 2008 income tax benefit.

During the first quarter of 2008, the Company adopted FASB issued Interpretation No. 48 (“FIN 48”). Under FIN 48, the Company recognizes the tax benefit from an uncertain tax position only if it is at least more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

Judgment is required in determining the provision for income taxes and related accruals, deferred tax assets and liabilities. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. Additionally, the Company’s tax returns are subject to audit by various tax authorities. Although the Company believes that its estimates are reasonable, actual results could differ from these estimates.

Earnings Per Share – The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Years Ended June 30,
	2008	2007	2006
Numerator:
Income (loss) from continuing operations	$5,640	$4,787	$(60)
Income from discontinued operations, net of tax	-	47	226
Gain on disposal of discontinued operations, net of tax	16	375	1,930
Net income	$5,656	$5,209	$2,096
Denominator:
Basic weighted average shares	10,694,401	11,497,773	11,957,756
Dilutive common stock equivalents using treasury stock method	103,880	77,948	248,862
Diluted weighted average shares	10,798,281	11,575,721	12,206,618

Basic earnings (loss) per common share:
Continuing operations	$0.53	$0.42	$(0.01)
Discontinued operations	$-	$0.00	$0.02
Disposal of discontinued operations	$0.00	$0.03	$0.16
Net income	$0.53	$0.45	$0.18
Diluted earnings (loss) per common share:
Continuing operations	$0.52	$0.41	$0.00
Discontinued operations	$0.00	$0.00	$0.02
Disposal of discontinued operations	$0.00	$0.03	$0.16
Net income	$0.52	$0.45	$0.17

Options to purchase a weighted-average of 1,190,269, 1,206,311 and 1,355,179 shares of common stock were outstanding during fiscal 2008, 2007, and 2006, respectively, but were not included in the computation of diluted earnings per share as the effect would be anti-dilutive.  Warrants to purchase 150,000 shares of common stock expired on November, 27, 2006 and were outstanding as of June 30, 2006, but were not included in the computation of diluted earnings per share as the effect would be anti-dilutive.

Share-Based Payment –  In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment.”  SFAS No. 123R is a revision of SFAS No. 123.  SFAS No. 123R establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services.  Primarily, SFAS No. 123R focuses on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

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

Effective July 1, 2005, the Company adopted SFAS No. 123R and its fair value recognition provisions using the modified prospective transition method.  Under this transition method, stock-based compensation cost recognized after July 1, 2005 includes the straight-line basis compensation cost for (a) all share-based payments granted prior to July 1, 2005, but not yet vested, based on the grant date fair values used for the pro-forma disclosures under the original SFAS No. 123 and (b) all share-based payments granted or modified on or after July 1, 2005, in accordance with the provisions of SFAS No. 123R.  See Note 13 for information about the Company’s various share-based compensation plans, the impact of adoption of SFAS No. 123R, and the assumptions used to calculate the fair value of share-based compensation.

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

In February 2007, the FASB issued SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities.”  This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently  required to be measured at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This statement requires a business entity to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  An entity may decide whether to elect the fair value option for each eligible item on its election date, subject to certain requirements described in the statement.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We are currently reviewing the requirements of SFAS 159 and, at this point in time, have not determined the impact, if any, that this statement may have on our results of operations and financial position.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS 141(R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method).  Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition-date fair values the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree.  In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains.  SFAS 141(R) becomes effective for fiscal periods beginning after December 15, 2008.  The Company is currently evaluating the impact of SFAS 141(R).

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

	Years Ended June 30,
	2008	2007	2006

Income from discontinued operations
Ken-A-Vision	$-	$75	$361
Total income from discontinued operations	-	75	361

Gain (loss) on disposal of discontinued operations
Conferencing services business	$-	$-	$1,030
OM Video	25	607	350
Burk Technology	-	-	1,346
Ken-A-Vision	-	(9)	-
Total gain on disposal of discontinued operations	25	598	2,726

Income tax provision
Conferencing services business	$-	$-	$(301)
OM Video	(9)	(227)	(102)
Burk Technology	-	-	(393)
Ken-A-Vision	-	(24)	(135)
Total income tax provision	(9)	(251)	(931)

Total income from discontinued operations, net of income taxes
Conferencing services business	$-	$-	$729
OM Video	16	380	248
Burk Technology	-	-	953
Ken-A-Vision	-	42	226
Total income from discontinued operations, net of income taxes	$16	$422	$2,156

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

On March 4, 2005, the Company sold all of the issued and outstanding stock of its Canadian subsidiary, ClearOne Communications of Canada, Inc. (“ClearOne Canada”) to 6351352 Canada Inc., a Canada corporation.  ClearOne Canada owned all the issued and outstanding stock of Stechyson Electronics, Ltd., which conducts business under the name OM Video.  The Company agreed to sell the stock of ClearOne Canada for $200 in cash; a $1,256 note receivable over a 15-month period, with interest accruing on the unpaid balance at the rate of 5.3 percent per year; and contingent consideration ranging from 3.0 percent to 4.0 percent of related gross revenues over a five-year period.  In June 2005, the Company was advised that the OM Purchaser had settled an action brought by the former employer of certain of OM Purchaser’s owners and employees alleging violation of non-competition agreements.  The settlement reportedly involved a cash payment and an agreement not to sell certain products for a period of one year.  Based on an analysis of the facts and circumstances that existed at the end of fiscal 2005, and considering the guidance from Topic 5U of the SEC Rules and Regulations, “Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity,” the gain is being recognized as cash is collected (as collection was not reasonably assured).   Through December 31, 2005, all required payments had been made however, 6351352 Canada Inc. failed to make any subsequent, required payments under the note receivable until June 30, 2006, when we received a payment of $50. The Company reevaluated its options and concluded that its best course of action was to enforce its security and appoint a receiver over the assets of OM Video. As of June 30, 2008, the amount of the promissory note and contingent earn-out provision was approximately $696 which is net of $632 collected through receivership. The Company does not expect to collect any further amounts through the receivership.

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

Ken-A-Vision

In August 2006, the Company sold its document and educational camera product line to Ken-A-Vision Manufacturing Co. Inc., a privately held manufacturer of camera solutions for education, audio visual, research, and manufacturing applications. Under the terms of the transaction, Ken-A-Vision received the intellectual property rights to ClearOne's camera technologies, as well as ownership of current inventory. The sale price was $635, payable in cash and a $318 note receivable payable over 24 months. As of June 30, 2008, the Company has received all amounts due to date under the receivable.

Net assets of discontinued operations at June 30, 2006 consisted of the following:

Year Ended June 30,
2006

Inventory	$411
Patents, net	154
Total current assets	$565

Summary operating results for the years ended June 30, 2008, 2007, and 2006 are as follows:

	Year Ended June 30,
	2008	2007	2006

Revenue	$-	$648	$2,269
Cost of goods sold	-	573	1,908
Gross profit	-	75	361
Loss on disposal	-	(9)	-
Provision for income taxes	-	(24)	(135)
Income from discontinued operations	$-	$42	$226

4.    Inventories

Inventories, net of reserves, consist of the following as of June 30, 2008 and 2007:

	As of June 30,
	2008	2007

Raw materials	$724	$453
Finished goods	5,356	4,695
Consigned inventory	1,719	2,115
Total inventory	$7,799	$7,263

Consigned inventory represents inventory at distributors and other customers where revenue recognition criteria have not been achieved.

5.    Note Receivable

As of June 30, 2008, the Company held a note receivable with Ken-A-Vision which had a balance of $43 related to the sale of the document and educational camera product line.  The note receivable is payable over 24 months, with an interest rate of 8.0% and a maturity date of September 2008. As of June 30, 2008, the Company had received all amounts due to date under the note receivable.

6.    Property and Equipment

Major classifications of property and equipment and estimated useful lives are as follows as of June 30, 2008 and 2007:

	Estimated	As of June 30,
	useful lives	2008	2007

Office furniture and equipment	3 to 10 years	$8,197	$7,825
Leasehold improvements	1 to 6 years	1,309	1,289
Manufacturing and test equipment	2 to 10 years	1,532	1,433
		11,038	10,547
Accumulated depreciation and amortization		(8,484)	(7,853)
Property and equipment, net		$2,554	$2,694

7.    Investments

The following table displays the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired (in thousands) inclusive of the length of time the securities have been in a continuous unrealized loss position at June 30, 2008:

Description of Securities	Total - All Less than 12 Months
	Fair Value	Unrealized Losses
Marketable Securities	$17,090	$1,107

As of  June 30, 2008, $12,225 of the Company’s investments (at cost) were invested in auction rate securities ("ARSs").  Recently, auctions for these securities were not successful, resulting in the Company continuing to hold these securities and the issuers paying interest at the maximum contractual rate. Based on current credit market conditions, it is likely that future auctions related to these securities will be unsuccessful in the near term. Unsuccessful auctions will result in the Company holding securities beyond their next scheduled auction reset dates and limiting the short-term liquidity of these investments.

While these failures in the auction process have affected the Company’s ability to access these funds in the near term, the Company does not believe that the long-term value of the underlying securities or collateral have been affected. The Company’s ARSs are held at two different investment banks: UBS and Morgan Stanley. All but one of the ARS investments are AAA and/or Aaa rated. The other ARS is A2/A rated. Due to the current market conditions, the Company has evaluated the accounting treatment of its ARS investments. In its evaluation, the Company has reviewed SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and related guidance issued by the FASB and the Securities and Exchange Commission (“SEC”).

During the fiscal third quarter of 2008, the Company reclassified its entire ARS investment balance from short-term/current investments to long-term/non-current auction rate securities on its balance sheet due to the Company’s inability to determine when its ARS investments will become liquid. The Company also determined there was a decline in the fair value of its ARS investments of $1,057 which was deemed temporary. The Company deemed this decline temporary in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related guidance issued by FASB and the SEC which calls for the classification of impairments as “temporary” or “other-than-temporary.” A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. Such an unrealized loss does not affect net income (loss) for the applicable reporting period. An other-than-temporary impairment charge is recorded as a recognized loss in the consolidated statement of operations and reduces net income (loss) for the applicable reporting period. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of the Company to retain its investment with the issuer for a period of time sufficient to allow for any anticipated recovery in market value. The Company, with its current knowledge, has the ability to hold the ARSs as long as required to realize the full par value which could be until final maturity of the underlying notes (between 2027 and 2039). Therefore since the Company believes it is probable that it will be able to collect all amounts due according to the contractual terms of the investment, the impairment has been deemed to be not other-than-temporary. From a UBS derived pricing model, it has reduced the value of the Company’s ARSs on its June 30, 2008 statement by approximately $1,057 from the par value.

The Company was advised by UBS that the following variables were used in UBS’s pricing model: (1) type of auction security; (2) security rating; (3) insurance (if any) ; (4) collateral (if any); (5) taxable vs. tax-exempt; (6) estimated duration; (7) nature of the maximum rate formula (e.g. an issuer with a less favorable maximum rate formula would be more likely to refinance); and (8) likelihood of redemption. The Company’s assessment of a fair value of all but one of its ARSs at June 30, 2008 conformed to UBS’s statement of current value. The Company chose to follow UBS’s current value after determining that using its own discounted cash flow method with the following major assumptions: (1) three month T-Bill plus 120 basis points (generally the minimum rate of annualized interest required by the ARS issuers) and (2) a term of five years (the estimated duration to reach full liquidity), derived a valuation within one percent of UBS’s valuation. One ARS was stated at par value on June 30, 2008 as it has experienced recent partial redemption, albeit minimal.

Changes in the unrealized holding losses on the Company’s marketable securities and reported as a separate component of accumulated other comprehensive income are as follows (in thousands):

	Year ending June 30,
	2008	2007
Balance, beginning of year	$-	$-
Unrealized holding (losses), in marketable securities (before taxes)	(1,107)	-
Income tax benefit	413
Balance, end of year	$(694)	$-

8.   Comprehensive Income

The components of comprehensive income (loss) are (in thousands):

	Year ending June 30,
	2008	2007
Net income	$5,656	$5,209
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investment	(1,107)	0
Income tax benefit	413	0
	$4,962	$5,209

9.   Leases and Deferred Rent

Certain operating leases contain rent escalation clauses based on the consumer price index.  Rental expense is recognized on a straight-line basis.  Rental expense, which was composed of minimum payments under operating lease obligations, was $569, $595 and $416 for the years ended June 30, 2008, 2007, and 2006, respectively.

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

Additionally, pursuant to the Company’s warehouse lease agreement dated September 20, 2006, the Company modified the terms generally providing that effective March 31, 2008, the Company would lease approximately 6,000 square feet for $3 per month which expires in December 2011 and is used by the Company as a repair facility and document and equipment storage.

Finally, the Company leases an approximate 2,000 square-foot warehouse for $2 per month in Hong Kong which expires in February 2010 and supports our partners and customers located in the Asia-Pacific region.

Future minimum lease payments under noncancelable operating leases with initial terms of one year or more are as follows as of June 30, 2008:

Years Ending June 30,
2009	$701
2010	695
2011	682
2012	663
2013	644
Thereafter	1,023
Total minimum lease payments	$4,408

10.    Accrued Liabilities

Accrued liabilities consist of the following as of June 30, 2008 and 2007:

	As of June 30,
	2008	2007
Accrued salaries and other compensation	$974	$1,027
Other accrued liabilities	2,626	847
Total	$3,600	$1,874

Included in other accrued liabilities in June 30, 2008, is $1,458 which represents the probable amount that as of the date of the financial statements could be reasonably estimated of the Company’s liability, through trial, associated with the advancement of funds related to the indemnification agreements with two former officers (see Note 11 - Former Officer Indemnification).

11.    Commitments and Contingencies

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

Outsource Manufacturers.  The Company has manufacturing agreements with manufacturers related to the outsourced manufacturing of its products.  Certain manufacturing agreements establish annual volume commitments. The Company is also obligated to repurchase Company-forecasted but unused materials. The Company has accounted for its current outsourced manufacturing commitments and contingencies as a component of inventory and established a reserve for inventory obsolescence for inventory which is probable to be written off in the future.  The Company has non-cancellable, non-returnable, and long-lead time commitments with its outsourced manufacturers and certain suppliers for inventory components that will be used in production. The Company’s exposure associated with these commitments is approximately $1.3 million

Legal Proceedings.  In addition to the legal proceedings described below, the Company is also involved from time to time in various claims and other legal proceedings which arise in the normal course of business. Such matters are subject to many uncertainties and outcomes that are not predictable. However, based on the information currently available to the Company and after discussions with legal counsel, the Company does not believe any such other proceedings will have a material, adverse effect on its business, results of operations, financial position, or liquidity, except as described below.

Former Officer Indemnification.  On July 25, 2007, the U.S. Attorney’s Office for the District of Utah indicted two of our former officers, Frances Flood and Susie Strohm, for allegedly causing us to issue materially misstated financial statements for our 2001 and 2002 fiscal years.  On January 31, 2008, the U.S. Attorney’s Office filed a Second Superseding Indictment further alleging perjury in connection with the prior investigation by the SEC into the alleged misstatements.  We are cooperating fully with the U.S. Attorney’s Office in this matter and have been advised that we are neither a target nor a subject of the investigation or indictment.  In December 2003, ClearOne entered into indemnification agreements with each former officer, requiring payment of all reasonable attorney’s fees and costs incurred in defending against the charges in certain circumstances consistent with and subject to limitations under applicable law.  To date, we have paid approximately $1.8 million in reasonable attorney’s fees and costs to defend against the charges. As of August 21, 2008, these former officers have requested advancement of an additional $365,000 in legal fees and costs incurred as of that date, which amounts we have not paid.  On August 21, 2008, Ms. Strohm and her counsel filed a lawsuit in the Third Judicial District Court in Salt Lake City, Utah seeking a declaratory judgment and injunctive relief to compel us to continue to advance Ms. Strohm’s attorney’s fees and costs to defend against the charges, plus interest for amounts previously requested and not paid.  Also on August 21, 2008, Ms. Flood filed a lawsuit in Federal District Court for the District of Utah, seeking similar relief. A trial date has been set for October 20, 2008 although we were informed on August 29, 2008 that the attorney’s representing the former officers filed a joint motion to continue the trial.

We have accrued for legal fees and costs of the probable amount the Company was able to estimate of its contingent liability under the indemnification agreements at June 30, 2008.  In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”, we have accrued a total of $3.3 million, the balance of which was about $1.5 million at June 30, 2008 representing the probable amount that, as of the date of the financial statements, could be reasonably estimated of our contingent liability, through trial, under the indemnification agreements if required under applicable law.  The accrual is management’s best estimate of our contingent liability as of the date of the issuance of its financial statements.  In accordance with SFAS No. 5, we will adjust our contingent liability, as necessary, to reflect the probable amount that can be reasonably estimated.  Our actual liability may be higher or lower than management’s estimate upon final resolution of the matter.  We will adjust our contingent liability, as needed, so that it remains an estimable and probable amount of our contingent financial liability as of the date of issuance of the applicable financial statements.

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

The Shareholder Derivative Actions. Between March and August 2003, four shareholder derivative actions were filed in the Third Judicial District Court of Salt Lake County, State of Utah, by certain shareholders of the Company against various present and past officers and directors of the Company and against Ernst & Young.  The complaints asserted allegations similar to those asserted in the SEC complaint that was filed on January 15, 2003 with regard to alleged improper revenue recognition practices and the shareholders’ class action that was filed on June 30, 2003 and also alleged that the defendant directors and officers violated their fiduciary duties to the Company by causing or allowing the Company to recognize revenue in violation of U.S. GAAP and to issue materially misstated financial statements and that Ernst & Young breached its professional responsibilities to the Company and acted in violation of U.S. GAAP and generally accepted auditing standards by failing to identify or prevent the alleged revenue recognition violations and by issuing unqualified audit opinions with respect to the Company’s fiscal 2002 and 2001 financial statements.  One of these actions was dismissed without prejudice on June 13, 2003.  As to the other three actions, our Board of Directors appointed a special litigation committee of independent directors to evaluate the claims.  That committee determined that the maintenance of the derivative proceedings against the individual defendants was not in the best interest of the Company. Accordingly, on December 12, 2003, we moved to dismiss those claims.  In March 2004, our motions were granted, and the derivative claims were dismissed with prejudice as to all defendants except Ernst & Young. The Company was substituted as the plaintiff in the action and is now pursuing in its own name the claims against Ernst & Young. The dates of the arbitration case management have been scheduled including commencement of the hearing on April 20, 2009.

The Insurance Coverage Action. On February 9, 2004, ClearOne and Edward Dallin Bagley (“Bagley”), a former director and significant shareholder of ClearOne, jointly filed an action in the United States District Court for the District of Utah, Central Division, against National Union Fire Insurance Company of Pittsburgh, Pennsylvania (“National Union”) and Lumbermens Mutual Insurance Company (“Lumbermens Mutual”), the carriers of certain prior period directors and officers’ liability insurance policies, to recover the costs of defending and resolving claims against certain of our present and former directors and officers in connection with the SEC complaint filed on January 15, 2003, the shareholders’ class action filed on June 30, 2003, and the shareholder derivative actions described above, and seeking other damages resulting from the refusal of such carriers to timely pay the amounts owing under such liability insurance policies.  This action has been consolidated into a declaratory relief action filed by one of the insurance carriers on February 6, 2004 against ClearOne and certain of its current and former directors.  In this action, the insurers assert that they are entitled to rescind insurance coverage under our directors and officers’ liability insurance policies, $3.0 million of which was provided by National Union and $2.0 million which was provided by Lumbermens Mutual, based on alleged misstatements in our insurance applications.  In February 2005, we entered into a confidential settlement agreement with Lumbermens Mutual pursuant to which ClearOne and Bagley received a lump-sum cash amount and the plaintiffs agreed to dismiss their claims against Lumbermens Mutual with prejudice.  The cash settlement is being held in a segregated account until the claims involving National Union have been resolved, at which time the amounts received in the action will be allocated between the Company and Bagley.  The amount distributed to us and Bagley will be determined based on future negotiations between us and Bagley.  We cannot currently estimate the amount of the settlement which it will ultimately receive.  Upon determining the amount of the settlement which we will ultimately receive, we will record this as a contingent gain.  During October 2005, the court granted summary judgment in favor of National Union on its rescission defense and accordingly entered a judgment dismissing all of the claims asserted by ClearOne and Mr. Bagley.  In connection with the summary judgment, we have been ordered to pay approximately $59,000 in costs.  However, due to the Lumbermens Mutual cash proceeds discussed above and the appeal of the summary judgment ruling discussed below, this potential liability has not been recorded in the balance sheet as of June 30, 2008.  On February 2, 2006, we and Mr. Bagley appealed the summary judgment ruling to the U.S. Court of Appeals for the Tenth Circuit, and on July 25, 2007, the Tenth Circuit issued its decision reversing the summary judgment as to ClearOne’s claims but affirming it as to Bagley’s claims.  The case has been remanded back to the district court for trial on ClearOne’s claims for breach of contract and for breach of the implied covenant of good faith and fair dealing and on National Union’s defenses, including its rescission defense.  No assurances can be given that we will prevail at trial.  We and Bagley have entered into a Joint Prosecution and Defense Agreement in connection with the action under which we are obligated to pay all litigation expenses in the case except those which are solely related to Bagley’s claims.

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

The Company believes it is adequately accrued for the aforementioned contingent liabilities.

12.    Shareholders' Equity

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

Stock Buy-Back Program

On August 30, 2007, the Company announced that its Board of Directors had approved a stock buy-back program to purchase up $3,625 of the Company’s common stock over a 12 month period in open market and private block transactions. On May 1, 2008 the Company announced that its Board of Directors authorized the purchase of up to an additional $1 million of the Company’s common stock. Each of these approved share repurchase programs have expired. In conjunction with these stock buy-back programs, the Company repurchased 835,000 shares for approximately $4,300. All repurchased shares were immediately retired.

13.    Share-Based Payment

The Company’s share-based compensation primarily consists of the following plans:

On June 30, 2008, the Company had two share-based compensation plans, one which was replaced on November 20, 2007, and one which became active on the same date. The plans are described below.

The Company’s 1998 Incentive Plan (the “1998 Plan”) had shares of common stock available for issuance to employees and directors. Provisions of the 1998 Plan included the granting of stock options.  Provisions of the 1998 Plan include the granting of incentive and non-qualified stock options.  Through December 1999, 1,066,000 options were granted that would cliff vest after 9.8 years; however, such vesting was accelerated for 637,089 of these options upon meeting certain earnings per share goals through the fiscal year ended June 30, 2003.  Subsequent to December 1999 and through June 2002, 1,248,250 options were granted that would cliff vest after 6.0 years; however, such vesting was accelerated for 300,494 of these options upon meeting certain earnings per share goals through the fiscal year ended June 30, 2005.  As of June 30, 2008, 20,000 and 125,250 of these options that cliff vest after 9.8 and 6.0 years, respectively, remain outstanding.

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

Of the options granted subsequent to June 2002, all vesting schedules are based on 3 or 4-year vesting schedules, with either one-third or one-fourth vesting on the first anniversary and the remaining options vesting ratably over the remainder of the vesting term. Generally, directors and officers have 3-year vesting schedules and all other employees have 4-year vesting schedules. Additionally, in the event of a change in control or the occurrence of a corporate transaction, the Company’s Board of Directors have the authority to elect that all unvested options shall vest and become exercisable immediately prior to the event or closing of the transaction. All options outstanding as of June 30, 2008 had contractual lives of ten years. Under the 1998 Plan, 2,500,000 shares were authorized for grant. As of June 30, 2008, there were 1,195,046 options outstanding under the 1998 Plan, which includes the cliff vesting and 3 or 4-year vesting options discussed above. As of June 30, 2008 there were 4,000 options outstanding under the 2007 Plan.

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

In applying the Black-Scholes methodology to the options granted during the fiscal years ended June 30, 2008, 2007, and 2006, the Company used the following assumptions:

	Fiscal Year Ended
	June 30,	June 30,	June 30,
	2008	2007	2006
Risk-free interest rate, average	4.5%	4.8%	4.4%
Expected option life, average	4.3 years	4.6 years	5.9 years
Expected price volatility, average	73.9%	88.3%	87.2%
Expected dividend yield	0.0%	0.0%	0.0%
Expected annual forfeiture rate	10.0%	10.0%	10.0%

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

During the fiscal year ended June 30, 2006, the adoption of SFAS No. 123R resulted in incremental, pre-tax, stock-based compensation cost of $1,100.  For the fiscal year ended June 30, 2006, the Company expensed $49 in cost of goods sold, $99 in sales and marketing, $203 in research and product development expense, $756 in general and administrative, and $34 in other income (expense) related to the transition to SFAS No. 123R.  The stock-based compensation cost associated with adoption of SFAS No. 123R increased net operating loss for the fiscal year ended June 30, 2006 by $1,107, decreased net income by $877, and reduced basic and diluted earnings per share by $0.07 per share.  The total income tax provision (benefit) related to share-based compensation for the fiscal year ended June 30, 2006 was ($264) and is shown as a cash flow from operating activities in our cash flow statement.

	Year Ended June 30, 2006
	(in thousands)

		SFAS
		No. 123R
		Compensation
	As Reported	Expense

Revenue	$35,362	$-
Cost of goods sold	17,375	(49)
Gross profit	17,987	49
Operating expenses:
Sales and marketing	7,866	(99)
Research and product development	8,299	(203)
General and administrative	5,108	(756)
Settlement in shareholders' class action	(1,205)	-
Total operating expenses	20,068	(1,058)
Operating loss	(2,081)	1,107
Other income, net	1,016	34
Loss from continuing operations before income taxes	(1,065)	1,141
Benefit for income taxes	1,005	(264)
Income from continuing operations	(60)	877
Income from discontinued operations, net of tax	2,156	-
Net income	$2,096	$877

Basic earnings (loss) per common share:
Continuing operations	$(0.01)	$0.07
Discontinued operations	0.18	-
Net income	0.18	0.07
Diluted earnings (loss) per common share:
Continuing operations	$0.00	$0.07
Discontinued operations	0.18	-
Net income	0.17	0.07

The following table shows the stock option activity for the fiscal years ended June 30, 2008, 2007 and 2006.

Stock Options	Number of Shares	Weighted Average Exercise Price

Outstanding at June 30, 2005	1,493,112	6.21

Granted	29,000	2.63
Expired and canceled	(118,353)	3.55
Forfeited prior to vesting	(165,839)	8.11
Exercised	-	-
Outstanding at June 30, 2006	1,237,920	6.12

Granted	436,500	3.84
Expired and canceled	(329,316)	6.45
Forfeited prior to vesting	(55,965)	3.94
Exercised	(15,940)	3.41
Outstanding at June 30, 2007	1,273,199	5.38

Granted	319,000	6.13
Expired and canceled	(68,058)	7.39
Forfeited prior to vesting	(96,727)	5.23
Exercised	(228,368)	3.47
Outstanding at June 30, 2008	1,199,046	5.85
Exercisable	747,736	6.07

The following table summarizes information about stock options outstanding as of June 30, 2008:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Options Exercisable	Weighted Average Exercise Price

$0.00 to $4.00	486,442	$3.45	7.0 years	352,442	$3.41
$4.01 to $8.00	572,354	5.99	7.6 years	268,470	5.98
$8.01 to $12.00	52,500	11.83	2.1 years	51,688	11.86
$12.01 to $16.00	87,000	14.64	1.8 years	74,713	14.87
$16.01 to $20.00	750	18.80	1.8 years	423	19.13
Total	1,199,046	$5.85	6.7 years	747,736	$6.07

The following table summarized information about non-vesting stock options outstanding as of June 30, 2008:

Non-vested Shares	Number of Shares	Weighted Average Grant-Date Fair Value

Non-vested at June 30, 2007	478,654	$2.87

Granted	319,000	3.69
Vested	(249,617)	2.68
Forfeited prior to vesting	(96,727)	3.38
Non-vested at June 30, 2008	451,310	$3.44

As of June 30, 2008, the total compensation cost related to stock options not yet recognized and before the affect of any forfeitures was $1,016, which is expected to be recognized over approximately the next 3 years on a straight-line basis.

The weighted-average estimated grant date fair value of the stock options granted during the fiscal year ended June 30, 2008, 2007, and 2006 was $3.69, $2.65 and $1.96 per share, respectively.

Due to the Company’s failure to remain current in its filing of periodic reports with the SEC during fiscal 2005, and most of 2006, employees, executive officers, and directors were not allowed to exercise options under the 1998 Plan. Since December 2003, individual grants that had been affected by this situation were modified to extend the exercise period of the option through the date the Company became current in its filings with the SEC and options again become exercisable.  Since July 1, 2003, modifications of stock option grants include (i) the extension of the post-service exercise period of vested options held by persons who have ceased to remain employed by the Company; (ii) the extension of the option exercise period for maturing options that were fully vested and unexercised; (iii) the acceleration of vesting schedule for certain key employees whose employment terminated due to the sale of the conferencing services business to Premiere; and (iv) the acceleration of vesting schedule for one former officer at termination.  For the fiscal year ended June 30, 2006, the Company modified stock options related to 8 employees.  Compensation cost is recognized immediately for options that are fully vested on the date of modification.  During the fiscal year ended June 30, 2006, the Company expensed $16, in compensation cost associated with these modifications.  The $16 of costs associated with modifications in fiscal 2006 are included in the $1,141 of SFAS No. 123R compensation expense disclosed above for the fiscal year ended June 30, 2006. The Company did not modify any stock options for the 2007 or 2008 fiscal years.

14.    Significant Customers

Sales to significant customers that represented more than 10 percent of total revenues for the fiscal years ended June 30, 2008, 2007, and 2006 are as follows:

	2008	2007	2006
Customer A	31.0%	30.4%	24.6%
Customer B	14.4%	13.4%	16.6%
Customer C	14.4%	12.8%	15.0%
Total	59.8%	56.6%	56.2%

The following table summarizes the percentage of total gross accounts receivable for the fiscal years ended June 30, 2008 and 2007:

	2008	2007
Customer A	22.5%	29.3%
Customer B	15.3%	16.7%
Customer C	12.3%	12.2%
Total	50.1%	58.2%

These customers facilitate product sales to a large number of end-users, none of which is known to account for more than 10 percent of the Company’s revenue from product sales.  Nevertheless, the loss of one or more of these customers could reduce revenues and have a material adverse effect on the Company’s business and results of operations.

15.    Severance Charges

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

During the fiscal year ending June 30, 2008, the Company entered into a compromise agreement and release with its former Managing Director of ClearOne Communications, Ltd in connection with the cessation of his employment, which generally provided for this resignation from his position and employment with the Company, the payment of remuneration of approximately $94 representing six months’ notice, $10 for accrued but unused holiday pay, $32 severance, and a general release of claims against the Company by him.

16.     Retirement Savings and Profit Sharing Plan

The Company has a 401(k) retirement savings and profit sharing plan to which it makes discretionary matching contributions, as authorized by the Board of Directors.  All full-time employees who are at least 21 years of age and have a minimum of sixty days of service with the Company are eligible to participate in the plan.  The Company’s contribution is determined annually by the board of directors.  The Company’s retirement plan contribution expense for the fiscal years ended June 30, 2008, 2007, and 2006 totaled $108, $77 and $61, respectively.

17.   Income Taxes

Income (loss) from continuing operations before income taxes consisted of the following:

	Years Ended June 30,
	2008	2007	2006

U.S.	$3,033	$5,184	$(1,113)
Non-U.S.	(149)	60	48
	$2,884	$5,244	$(1,065)

The benefit (provision) for income taxes on income from continuing operations consisted of the following:

	Years Ended June 30,
	2008	2007	2006

Current:
U.S. Federal	$(1,395)	$(435)	$889
U.S. State	(61)	(4)	118
Non-U.S.	-	(18)	(2)
Total current	$(1,456)	$(457)	$1,005

Deferred:
U.S. Federal	3,368	(148)	(619)
U.S. State	844	(594)	73
Change in deferred before valuation allowance	4,212	(742)	(546)
Decrease (increase) in valuation allowance	-	742	546
Total deferred	4,212	-	-

(Provision) benefit for income taxes	$2,756	$(457)	$1,005

The following table presents the principal reasons for the difference between the actual effective income tax rate and the expected U.S. federal statutory income tax rate of 34.0 percent on income from continuing operations:

	Years Ended June 30,
	2008	2007	2006

U.S. federal statutory income tax rate at 34.0 percent	$(989)	$(1,782)	$362
State income tax (provision) benefit, net of federal income
tax effect	517	(4)	79
Repatriated foreign earnings	(308)	-	-
Foreign tax credit	185	-	-
Non-deductible SFAS No. 123R compensation expense	(106)	(122)	(143)
Research and development credit	58	329	72
Foreign earnings or losses taxed at different rates	(45)	(11)	14
Uncertain tax positions	(295)	-	-
Non-deductible items and other	59	496	180
Change in valuation allowance	3,680	637	441

Tax (provision) benefit	$2,756	$(457)	$1,005

Deferred income taxes are determined based on the differences between the financial reporting and income tax bases of assets and liabilities using enacted income tax rates expected to apply when the differences are expected to be settled or realized.  As of June 30, 2008 and 2007, significant components of the net U.S. deferred income tax assets and (liabilities) were as follows:

	2008		2007
	Current	Long-term	Current	Long-term

Deferred revenue	$1,103	$	$1,075	$
Basis difference in intangible assets		599			676
Inventory reserve	815		870
Net operating loss carryforwards		25			115
Accumulated research and development credits		341			960
Alternative minimum tax credits		287			409
Accrued liabilities	1,044		242
Deductible SFAS 123R compensation expense		513	436
Allowance for sales returns and doubtful accounts	34		21
State income taxes	(228)	(61)
Uncertain tax positions		(155)
Difference in property and equipment basis		(324)			(254)
Other	60	414			77

Total net deferred income tax asset	2,828	1,639	2,644		1,983

Less valuation allowance	-	-	(2,644)		(1,983)

Net deferred income tax asset	$2,828	$1,639	$-		$-

Deferred income tax assets and liabilities were netted by income tax jurisdiction and were reported in the consolidated balance sheets as of June 30, 2008 and 2007, as follows:

	As of June 30,
	2008	2007

Current deferred income tax assets	$2,828	$-
Long-term deferred income tax assets	1,639	-
Current deferred income tax liabilities	-	-
Long-term deferred income tax liabilities	-
Net deferred income tax assets	$4,467	$-

In accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, the Company’s analyzed its valuation allowance at June 30, 2008 and determined that based upon available evidence it is more likely than not that all of its deferred tax assets will be realized and as such reversed its previously established valuation allowance.

As of June 30, 2008, the Company had federal alternative minimum tax (“AMT”) credit and capital loss carryforwards of $287 and $43, respectively, which have no expiration date.  As of June 30, 2008, the Company had state net operating loss (“NOL”) and research credit carryforwards of approximately $210 and $341, respectively, which expire depending on the rules of the various states to which the carryovers relate.

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

The Company adopted the provisions of FIN 48 on July 1, 2007.  Upon adoption, the Company recognized a FIN 48 liability of $755 for permanent tax items. Included in the $755 liability was approximately $78 in interest and penalties related to unrecognized tax benefits. The Company also recognized $159 of temporary FIN 48 liability. After taking its SFAS No. 5 “Accounting for Contingencies” contingent liability balance of $618 from June 30, 2007 the Company posted a cumulative-effect adjustment of approximately $295, increasing our liability for unrecognized tax benefits and reducing the July 1, 2007 balance of retained earnings. The total liability for unrecognized tax benefits at July 1, 2007, including temporary tax differences, was approximately $914. During its fiscal 2008, the Company recorded approximately $299 related to unrecognized tax benefits that would favorably impact its effective tax rate if recognized. The total outstanding balance for liabilities related to unrecognized tax benefits at June 30, 2008 was $1,209 of which $57 was associated with interest and penalties. The Company account for interest expense and penalties for unrecognized tax benefits as part of its income tax provision.

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax positions is as follows:

Unrecognized tax benefits at July 1, 2007	$862
Tax positions taken in a prior period
Gross increases	63
Gross decreases	-
Tax positions taken in the current period
Gross increases	419
Gross decreases	-
Settlements with taxing authorities	-
Lapse of applicable statute of limitations	(192)
Unrecognized tax benefits at June 30, 2008	$1,152

As of June 30, 2008 the Company had unrecognized tax benefits of approximately $1,209 (including interest and penalties of $57), of which $1,054 is recorded as a current liability, which if recognized, would reduce the Company’s effective tax rate. The remaining $155 is netted against the Company’s deferred tax assets related to various temporary items. The Company does not reasonably estimate that the unrecognized tax benefits will change significantly within the next twelve months.

In accordance with FIN 48, the Company has decided to classify interest and penalties as a component of tax expense. Accrued interest and penalties at year end were approximately $57.

The Company’s U.S. federal income tax returns for 2004 through 2006 are open tax years. The Company also files in various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to state or non-U.S. income tax examinations by tax authorities for years prior to 2004.

18.     Related-Party Transactions

The Company and Edward Dallin Bagley, former Chairman of the Board of Directors and significant shareholder of the Company, jointly filed an action against National Union and Lumbermens Mutual.  For additional discussion see Note 11 under The Insurance Coverage Action.

19.     Geographic Sales Information

The United States was the only country to contribute more than 10 percent of total revenues in each fiscal year.  The Company’s revenues are substantially denominated in U.S. dollars and are summarized geographically as follows:

	Years Ended June 30,
	2008	2007	2006

United States	$27,826	$28,336	$25,316
All other countries	11,926	11,525	10,046
Total	$39,752	$39,861	$35,362

20.    Subsequent Events

On August 11, 2008 the Company announced that its Board of Directors had authorized a tender offer to repurchase up to 2,000,000 of its shares at a price per share of no less than $4.00 and no greater than $5.00 per share.  The tender offer commenced on August 18, 2008 and will expire 20 business days thereafter, unless extended.

During August 2008, the Company was advised that each of the two investment banks holding its auction rate securities (“ARSs”), UBS and Morgan Stanley, had or were close to reaching settlements with U.S. and state regulators. Included in these settlements, UBS and Morgan Stanley would offer to repurchase, at par, the Company’s ARSs. As of the date of the filing of this report, the Company has not been advised of the date(s) of when its ARSs will be repurchased.