Form 10-K/A
period 2008-06-30
CLEARONE COMMUNICATIONS INC
filed 2008-10-15
CIK 840715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.Yes ☐No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer” and larger accelerated filer in Rule 12b-2 of the Exchange Act.  (Check one):

Larger Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☑	Smaller Reporting Company ☐

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Securities Act).
Yes ☐                      No ☑

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

EXPLANATORY NOTE

ClearOne Communications, Inc., a Utah corporation, is filing this Amendment No. 1 on Form 10-K/A to amend our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, as filed with the Securities and Exchange Commission on September 10, 2008.  The purpose of this Amendment No. 1 is to amend our disclosures contained in Item 9A(T).

As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the complete text of Part II, Item 9A(T) has been set forth in this Amendment No. 1, including those portions of Item 9A which have not been modified from the original Form 10-K.  As a result of these modifications, the certifications pursuant to the Sarbanes-Oxley Act of 2002, filed as exhibits 31.1, 31.2, 32.1, and 32.2 to the original Form 10-K, have been re-executed and re-filed as of the date of this Amendment No. 1.

Except with respect to the foregoing, we have not modified or updated any of our prior disclosure from the original Form 10-K or exhibits thereto, and this Amendment No. 1 does not reflect the occurrence of any events following the date of the original Form 10-K.  Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K.

PART II.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that are intended to:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of this Annual Report on Form 10-K for the fiscal year ended June 30, 2008, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Our management has concluded that the design and operation of our internal control over financial reporting are effective as of June 30, 2008.  There were no significant changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Commission that permit us to provide only management's report in this annual report.

PART IV.

The following documents are included as exhibits to this report.

Exhibit
No.	Title of Document	Location
31.1	Section 302 Certification of Chief Executive Officer	This filing
31.2	Section 302 Certification of Chief Financial Officer	This filing
32.1	Section 906 Certification of Chief Executive Officer	This filing
32.2	Section 906 Certification of Chief Financial Officer	This filing

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARONE COMMUNICATIONS, INC.

October 14, 2008	By:	/s/ Zeynep Hakimoglu
Zeynep Hakimoglu
President, Chief Executive Officer, and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zeynep Hakimoglu	President, Chief Executive Officer, and Chairman	October 14, 2008
Zeynep Hakimoglu	(Principal Executive Officer)

/s/ Greg A. LeClaire	Chief Financial Officer	October 14, 2008
Greg A. LeClaire	(Principal Financial and Accounting Officer)

/s/ Brad R. Baldwin	Director	October 14, 2008
Brad R. Baldwin

/s/ Larry R. Hendricks	Director	October 14, 2008
Larry R. Hendricks

/s/ Scott M. Huntsman	Director	October 14, 2008
Scott M. Huntsman