Form 10-Q
period 2008-09-30
CLEARONE COMMUNICATIONS INC
filed 2008-11-12
CIK 840715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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
Yes ☒                      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated Filer ☐                                                                           Accelerated filer ☐

Non-accelerated filer ☒                                                                Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	8,888,580
Title of Class	Number of Shares
Outstanding at November 11, 2008

CLEARONE COMMUNICATIONS, INC.

TABLE OF CONTENTS TO FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
CLEARONE COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars, except share and per share amounts)

	(unaudited)	(audited)
	September 30,	June 30,
	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$1,731	$3,327
Marketable securities	707	5,922
Accounts receivable, net of allowance for doubtful accounts
of $110 and $87, respectively	6,786	7,238
Deposit, bond for preliminary injunction	908	908
Note receivable	14	43
Inventories, net	10,757	7,799
Deferred income taxes	2,773	2,828
Prepaid expenses	468	820
Total current assets	24,144	28,885

Long-term marketable securities	10,861	11,168
Property and equipment, net	2,646	2,554
Intangible assets, net	44	47
Long-term deferred tax asset	1,388	1,639
Other assets	10	7
Total assets	$39,093	$44,300

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,561	$2,187
Accrued taxes	135	72
Accrued liabilities	3,652	3,600
Deferred product revenue	4,432	4,547
Total current liabilities	10,780	10,406

Deferred rent	661	700
Other long-term liabilities	1,175	1,054
Total liabilities	12,616	12,160

Shareholders' equity:
Common stock, par value $0.001, 50,000,000 shares authorized,
8,888,454 and 10,228,902 shares issued and outstanding, respectively	9	10
Additional paid-in capital	38,023	44,618
Accumulated other comprehensive loss	(895)	(694)
Accumulated deficit	(10,660)	(11,794)
Total shareholders' equity	26,477	32,140
Total liabilities and shareholders' equity	$39,093	$44,300

See accompanying notes to condensed consolidated financial statements

CLEARONE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands of dollars, except share and per share amounts)

	Three Months Ended September 30,
	2008	2007

Revenue	$10,258	$9,442
Cost of goods sold	3,625	4,299
Gross profit	6,633	5,143

Operating expenses:
Sales & marketing	1,977	1,601
Research and product development	1,776	1,756
General and administrative	1,072	2,895
Total operating expenses	4,825	6,252

Operating income (loss)	1,808	(1,109)

Total other income, net	65	341

Income (loss) from continuing operations before income taxes	1,873	(768)
(Provision) for income taxes	(739)	(171)
Income (loss) from continuing operations	1,134	(939)

Income from discontinued operations	0	15

Net income (loss)	$1,134	$(924)

See accompanying notes to condensed consolidated financial statements

 CLEARONE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Unaudited)
 (in thousands of dollars, except share and per share amounts)

	Three Months Ended
	September 30,	September 30,
	2008	2007

Basic earnings per common share from continuing operations	$0.11	$(0.09)
Diluted earnings per common share from continuing operations	$0.11	$(0.08)

Basic earnings per common share from discontinued operations	$-	$-
Diluted earnings per common share from discontinued operations	$-	$-

Basic earnings per common share	$0.11	$(0.08)
Diluted earnings per common share	$0.11	$(0.08)

Basic weighted average shares	10,112,787	10,961,256
Diluted weighted average shares	10,206,652	11,072,565

See accompanying notes to condensed consolidated financial statements

CLEARONE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands of dollars)

	Three Months Ended
	September 30,	September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss) from continuing operations	$1,134	$(940)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization expense	181	188
Stock-based compensation	160	171
Write-off of inventory	27	331
(Gain) loss on disposal of assets and fixed assets write-offs	(5)	3
Provision for doubtful accounts	23	2
Changes in operating assets and liabilities:
Accounts receivable	409	(133)
Deferred taxes	427
Note receivable - Ken-A-Vision	29	40
Inventories	(2,985)	(558)
Prepaid expenses and other assets	337	(123)
Accounts payable	394	557
Accrued liabilities	52	1,537
Income taxes	198	(942)
Deferred product revenue	(115)	1,003
Net change in other assets/liabilities	(3)	1
Net cash provided by operating activities	263	1,137

Cash flows from investing activities:
Purchase of property and equipment	(304)	(155)
Proceeds from the sale of property and equipment	-	-
Purchase of marketable securities	-	(5,681)
Sale of marketable securities	5,201	4,450
Net cash used in continuing investing activities	4,897	(1,386)
Net cash provided by discontinued investing activities	-	15
Net cash provided by (used in) investing activities	4,897	(1,371)

Cash flows from financing activities:
Proceeds from common stock	6	455
Common stock purchased and retired	(6,762)	(566)
Tax benefit attributable to exercise of stock options	-	69
Net cash (used in) financing activities	(6,756)	(42)

Net (decrease) in cash and cash equivalents	(1,596)	(276)
Cash and cash equivalents at the beginning of the period	3,327	2,782
Cash and cash equivalents at the end of the period	$1,731	$2,506

See accompanying notes to condensed consolidated financial statements

CLEARONE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)
(in thousands of dollars)

	Three Months Ended
	September 30,	September 30,
	2008	2007
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$101	$1,052

Supplemental disclosure of non-cash financing activities:
Exchanged accounts receivable from a vendor with
acccounts payable to the same vendor	$20	$103
Adoption of FIN48	$-	$295

See accompanying notes to condensed consolidated financial statements

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation

The accompanying interim consolidated financial statements for the three month periods ended September 30, 2008 and 2007 are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently, do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of September 30, 2008, and our results of operations and cash flows for the three month periods ended September 30, 2008 and 2007. The results of operations for the three month periods ended September 30, 2008 and 2007 are not necessarily indicative of the results for a full-year period.  These interim consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K/A, for the year ended June 30, 2008 filed with the Securities and Exchange Commission (the “SEC”).

2.  Inventories

Inventories, net of reserves, consisted of the following as of September 30, 2008 and June 30, 2008 (in thousands):

	September 30,	June 30,
	2008	2008

Raw materials	$686	$724
Finished goods	8,145	5,356
Consigned inventory	1,926	1,719
Total inventory	$10,757	$7,799

Our inventory increased approximately $3 million during the three month period ending September 30, 2008 as we began stocking inventory in our Hong Kong facility in order to prepare for the fulfillment of the majority of our international orders from Hong Kong. Additionally , we built up safety stock of certain of our key products to mitigate stock-outs.

Consigned inventory represents inventory at distributors and other customers where revenue recognition criteria have not been achieved.

3.  Stock-based Compensation

Stock-based compensation expense for the three month periods ended September 30, 2008 and 2007 has been allocated as follows (in thousands):

	Three months Ended
	September 30,
	2008	2007
Cost of goods sold	$24	$17
Sales & marketing	14	22
Research & development	8	32
General &administrative	114	100
Total stock-based compensation	$160	$171

As of September 30, 2008, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, was approximately $867,000. During the three months ended September 30, 2008 and 2007, we granted 7,500 and 315,000 stock options, respectively.  We use judgment in determining the fair value of the share-based payments on the date of grant using an option-pricing model with assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to, the risk-free interest rate of the awards, the expected life of the awards, the expected volatility over the term of the awards, the expected dividends of the awards, and an estimate of the amount of awards that are expected to be forfeited.  We use the Black-Scholes option pricing model to determine the fair value of share-based payments granted under SFAS No. 123R and the original SFAS No. 123.

4.  Discontinued Operations

Summary operating results of the discontinued operations are as follows (in thousands of dollars):

	Three Months Ended
	September 30,	September 30,
	2008	2007

Gain on disposal of discontinued operations:
OM Video	$-	$24
Total gain on disposal of discontinued operations	-	24

Income tax (provision) benefit:
OM Video	$-	$(9)
Total income tax (provision) benefit	-	(9)

Total income from discontinued operations, net of income taxes:
OM Video	$-	$15
Total income from discontinued operations,
net of income taxes	$-	$15

OM Video

On March 4, 2005, we sold all of the issued and outstanding stock of our Canadian subsidiary, ClearOne Communications of Canada, Inc. (“ClearOne Canada”) to 6351352 Canada Inc., a Canada corporation. ClearOne Canada owned all the issued and outstanding stock of Stechyson Electronics, Ltd., which conducted business under the name OM Video. We agreed to sell the stock of ClearOne Canada for $200,000 in cash; a $1.3 million note receivable over a 15-month period, with interest accruing on the unpaid balance at the rate of 5.3% per year; and contingent consideration ranging from 3.0%  to 4.0%  of related gross revenues over a five-year period. In June 2005, we were advised that the OM Purchaser had settled an action brought by the former employer of certain of OM Purchaser’s owners and employees alleging violation of non-competition agreements. The settlement reportedly involved a cash payment and an agreement not to sell certain products for a period of one year. Based on an analysis of the facts and circumstances that existed at the end of fiscal 2005, and considering the guidance from Topic 5U of the SEC Rules and Regulations, “Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity,” the gain was recognized as cash was collected (as collection was not reasonably assured). Through December 31, 2005, all required payments had been made however, 6351352 Canada Inc. failed to make any subsequent, required payments under the note receivable until June 30, 2006, when we received a payment of $50,000. We reevaluated our options and concluded that our best course of action was to enforce our security and appoint a receiver over the assets of OM Video. The amount of the promissory note and contingent earn-out provision was approximately $660,000 which is net of $632,000 collected through receivership.

5.  Shareholders’ Equity

Our shareholders’ equity of $26.5 million at September 30, 2008 declined approximately $5.7 million from June 30, 2008. During the quarter ending September 30, 2008, we repurchased 1,342,620 shares for approximately $6.8 million. The share repurchase was partially offset by net income of approximately $1.1 million.

6.  Income Taxes

During our first fiscal quarter of 2009, we recorded approximately $121,000 related to unrecognized tax benefits that would favorably impact our effective tax rate if recognized.  The total outstanding balance for liabilities related to unrecognized tax benefits at September 30, 2008 was $1.3 million of which $100,000 was associated with interest and penalties. We account for interest expense and penalties for unrecognized tax benefits as part of our income tax provision.

7.  Contingent Liability

We have accrued for legal fees and costs of the probable amount the Company was able to estimate at September 30, 2008, of our contingent liability under indemnification agreements with two former officers.  In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”, we have accrued a total of $3.3 million, the unpaid balance of which was about $1.5 million at September 30, 2008 representing the probable amount that, as of the date of the financial statements, could be reasonably estimated of our contingent liability, through trial, under the indemnification agreements if required under applicable law.  In accordance with SFAS No. 5, we will adjust our contingent liability, as necessary, to reflect the probable amount that can be reasonably estimated.  Our actual liability may be higher or lower than the estimate upon final resolution of the matter.  We will adjust our contingent liability, as needed, so that it remains an estimable and probable amount of our contingent financial liability as of the date of issuance of the applicable financial statements.

8.  Investments

The following table displays the gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired (in thousands) inclusive of the length of time the securities have been in a continuous unrealized loss position at September 30, 2008:

Description of Securities	Total - All Less than 12 Months
	Fair Value	Unrealized Losses
Investments: Auction Rate Securities and Corporate Bonds	11,568	1,427

As of  September 30, 2008, $12.2 million of investments were invested in auction rate securities ("ARSs") which were in accordance with our investment policy.  Recently, auctions for these securities were not successful, resulting in our continuing to hold these securities and the issuers paying interest at the maximum contractual rate.

While these failures in the auction process have affected our ability to access these funds in the near term, we do not believe that the long-term value of the underlying securities or collateral have been affected. Our ARSs are held at two different investment banks: UBS and Morgan Stanley. All but one of the ARS investments are AAA and/or Aaa rated. The other ARS is A2/A rated. Due to the current market conditions, we evaluated the accounting treatment of our ARS investments. In our evaluation, we have considered SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and related guidance issued by the FASB and the Securities and Exchange Commission.

Changes in the unrealized holding losses on our marketable securities are reported as a separate component of accumulated other comprehensive income as follows (in thousands):

	Three Months Ended
	September 30,	September 30,
	2008	2007
Balance, beginning of period	$(694)	$-
Unrealized holding (losses), in equity securities	(321)	-
Income tax benefit	120	-
Balance, end of period	$(895)	$-

During October  2008 we accepted offers to repurchase our ARSs, at par value, from the two investment banks that sold and continue to hold our ARSs. We believe we are eligible to participate in the offers and expect to sell them at par value in exchange for cash between November 2008 and January 2009.

9.  Comprehensive Income

The components of comprehensive income (loss) are (in thousands):

	Three Months Ended
	September 30,	September 30,
	2008	2007
Net income (loss)	$1,134	$(924)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investment	(321)	0
Income tax benefit	120	0
Comprehensive Income (loss)	$933	$(924)

10.  Fair Value Measurements

We adopted SFAS No. 157 “Fair Value Measurements” (as impacted by SFAS 157-2) on July 1, 2008.  This statement defines fair value, establishes a framework to measure fair value, and expands disclosures about fair value measurements.  SFAS 157 defines fair value as the price that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS 157 establishes a fair value hierarchy used to prioritize the quality and reliability of the information used to determine fair values.  Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The fair value hierarchy is defined into the following three categories:

Level 1: Valuations based on quoted prices in active markets for identical instruments that we are able to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

Level 2: Valuations based on quoted prices in active markets for instruments that are similar, or quoted prices in markets that are not active for identical or similar instruments, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

Level 3: Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

As of September 30, 2008, financial assets utilizing Level 1 inputs included short term investment securities traded on active securities exchanges. Financial assets utilizing Level 2 inputs included long term investments in auction rate securities. We did not have any financial assets utilizing Level 3 inputs. We did not have any liabilities that were required to be measured at fair value as of September 30, 2008.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, our own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. We use prices and inputs that are current as of the measurement date, including during periods of market dislocation, such as the recent illiquidity in the auction rate securities market. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition has caused, and in the future may cause, our financial instruments to be reclassified from Level 1 to Level 2.

SFAS No. 157 requires that the valuation techniques used by us are consistent with at least one of the three possible approaches: the market approach, income approach and/or cost approach. Our Level 1 valuations are based on the market approach and consist of quoted prices for identical items on active securities exchanges. Our Level 2 valuations are based on the income approach, specifically, discounted cash flow analyses which utilize significant inputs based on observable inputs.

The following table provides our financial assets carried at fair value measured on a recurring basis as of September 30, 2008 (in thousands):

	(in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other observable inputs (Level 2)	Total

Short-term available-for-sale securities	$707	$-	$707
Long-term available-for-sale securities	-	10,861	10,861
Total	$707	$10,861	$11,568

Long term investment securities in the table above that are measured at fair value using significant other observable inputs (Level 2) include available-for-sale auction rate securities (See “Investments,” Note 8). These auction rate securities are valued based on the income approach, specifically, discounted cash flow analyses which utilize significant inputs including interest rate, security rating, and expected maturity dates.

11.  Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosure regarding fair value measurements. SFAS No. 157 does not require new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, on a prospective basis.  We adopted the requirements of SFAS 157 on July 1, 2008, the beginning our of 2009 fiscal year.

In February 2007, the FASB issued SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS” 159).  This statement permits entities to choose to measure many financial instruments and certain other items at fair value that were not previously required to be measured at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 requires a business entity to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  An entity may decide whether to elect the fair value option for each eligible item on its election date, subject to certain requirements described in the statement. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We adopted SFAS 159 on July 1, 2008, and elected not to establish the fair market option allowed for financial instruments and certain other items under this statement. Therefore, our adoption of this statement did not impact our financial statements during the three month period ended September 30, 2008.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (SFAS 141R). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  SFAS 141R is effective for the financial statements issued for fiscal years beginning after December 15, 2008.  We are currently evaluating the potential impact, if any, that this statement may have on our consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”).  SFAS 161 requires additional disclosures related to how and why an entity uses derivative instruments and hedges, as well as how derivative instruments and hedges are accounted for in an entity’s financial statements.  SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. We are currently evaluating the potential impact, if any, that this statement may have on our consolidated financial position and results of operations.

12.  Subsequent Events

Auction Rate Securities. During October 2008 we accepted offers to repurchase our Auction Rate Securities (ARSs), at par value, from the two investment banks that sold and continue to hold our ARSs. We believe we are eligible to participate in the offers and expect to sell them at par value in exchange for cash between November 2008 and January 2009. The total par value of our ARSs is approximately $12.2 million. The two investment banks who have made the repurchase offers, UBS and Morgan Stanley, have each represented they have the financial resources to perform their obligations under the offers. However, there can be no assurance that either one or both investment banks can maintain the financial resources to satisfy their obligations under the repurchase offers.

Theft of Intellectual Property.  On November 5, 2008, the jury returned a verdict in our favor in connection with our lawsuit against Biamp Systems Corporation, Versatile DSP, Inc., WideBand Solutions, Inc. and three of WideBand’s principals.  Accordingly, the jury awarded us approximately $3.5 million in compensatory damages and $7.0 million in punitive damages.  Among other things, the jury found that all of the Defendants willfully and maliciously misappropriated our trade secrets.  Based on that finding, the court may also award us exemplary damages and reasonable attorneys’ fees.  The court left in place the previously-entered preliminary injunction, pending our application for entry of a permanent injunction against the Defendants.  While we intend to vigorously pursue collection of the damage awards, collectability of the judgments cannot be guaranteed.  Furthermore, the jury’s verdict and damage awards are subject to appeal by one or more of the Defendants.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements in this report, other than statements of historical fact, are forward-looking statements for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing.  All forward-looking statements included in this report are made as of the date hereof and are based on information available to us as of such date.  We assume no obligation to update any forward-looking statement.   In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,”  “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology.  Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that any such expectations or any forward-looking statement will prove to be correct.  Our actual results will vary, and may vary materially, from those projected or assumed in the forward-looking statements.  Future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, without limitation, product recalls and product liability claims; infringement of our technology or assertion that our technology infringes the rights of other parties; termination of supplier relationships, or failure of suppliers to perform; inability to successfully manage growth; delays in obtaining regulatory approvals, or the failure to maintain such approvals; concentration of our revenues among a few customers, products and/or procedures; development of new products and technology that could render our products obsolete; market acceptance of new products; introduction of products in a timely fashion; price and product competition, availability of labor and materials, cost increases, and fluctuations in and obsolescence of inventory; volatility of the market price of our common stock; foreign currency fluctuations; changes in key personnel; work stoppage or transportation risks; and other factors referred to in our press releases and reports filed with the SEC, including our Annual Report on Form10-K/A, for the year ended June 30, 2008. All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Additional factors that may have a direct bearing on our operating results are discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K/A for the year ended June 30, 2008.

BUSINESS OVERVIEW

We are an audio conferencing products company. We develop, manufacture, market, and service a comprehensive line of high-quality audio conferencing products, which range from personal conferencing products to tabletop conferencing phones to professionally installed audio systems. We also manufacture and sell conferencing furniture. We have a strong history of product innovation and plan to continue to apply our expertise in audio engineering to develop and introduce innovative new products and enhance our existing products. We believe the performance and reliability of our high-quality audio products create a natural communications environment which saves organizations of all sizes time and money by enabling more effective and efficient communication.

Our products are used by organizations of all sizes to accomplish effective group communication. Our end-users include some of the world’s largest and most prestigious companies and institutions, small and medium-sized businesses, educational institutions, and government organizations as well as individual consumers. We sell our products to these end-users primarily through a network of independent distributors who in turn sell our products to dealers, systems integrators, and value-added resellers. We also sell products on a limited basis directly to dealers, systems integrators, value-added resellers, and end-users.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our results of operations and financial condition are based upon our condensed consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles.  We review the accounting policies used in reporting our financial results on a regular basis.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  We evaluate our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations.  We believe that the estimates we use are reasonable; however, actual results could differ from those estimates.  We believe the following critical accounting policies affect our more significant assumptions and estimates that we used to prepare our condensed consolidated financial statements.

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

We provide a right of return on product sales to distributors. Accordingly, revenue from product sales to distributors is not recognized until the return privilege has expired, which approximates when product is sold-through to customers of our distributors (dealers, system integrators, value-added resellers, and end-users) rather than when the product is initially shipped to a distributor. We evaluate, at each quarter-end, the inventory in the channel through information provided by certain of our distributors. The level of inventory in the channel will fluctuate up or down, each quarter, based upon our distributors’ individual operations. Accordingly, each quarter-end revenue deferral is calculated and recorded based upon the underlying, estimated channel inventory at quarter-end. Although certain distributors provide certain channel inventory amounts, we make judgments and estimates with regard to the amount of inventory in the entire channel, for all customers and for all channel inventory items, and the appropriate revenue and cost of goods sold associated with those channel products. Although these assumptions and judgments regarding total channel inventory revenue and cost of goods sold could differ from actual amounts, we believe that our calculations are indicative of actual levels of inventory in the distribution channel. The amounts of deferred cost of goods sold were included in consigned inventory. The following table details the amount of deferred revenue, cost of goods sold, and gross profit at each quarter end for the 12-month period ended September 30, 2008 (in thousands).

	Deferred Revenue	Deferred Cost of Goods Sold	Deferred Gross Profit

September 30, 2008	$4,432	$1,926	$2,506
June 30, 2008	4,547	1,719	2,828
March 31, 2008	4,206	1,757	2,449
December 31, 2007	4,980	1,859	3,121
September 30, 2007	5,875	2,149	3,726

We offer rebates and market development funds in some combination to certain of our distributors, dealers/resellers, and end-users based upon volume of product purchased by them. We record rebates as a reduction of revenue in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-22, “Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future.”

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

Stock-Based Compensation

We account for stock-based compensation in accordance with SFAS No. 123R, Share-Based Payment. Under the fair value recognition provisions of this statement, we measure share-based compensation cost at the grant date based on the value of the award and is recognized as expense over the vesting period.   Judgment is required in estimating the amount of share-based awards that are expected to be forfeited.  If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

SEASONALITY

Our audio conferencing products revenue has historically been strongest during our second and fourth quarters.   There can be no assurance that any historic sales patterns will continue and, as a result, sales for any prior quarter are not necessarily indicative of the sales to be expected in any future quarter.

ANALYSIS OF RESULTS OF OPERATIONS

Results of Operations for the three months or the first fiscal quarter (“1Q”) ended September 30, 2008 and 2007

The following table sets forth certain items from our unaudited condensed consolidated statements of operations (in thousands) for the three months ended September 30, 2008 and 2007, together with the percentage of total revenue which each such item represents:

	Three Months Ended
	(in thousands)
	September 30,		September 30,
	2008		2007
		% of Revenue		% of Revenue
Revenue:	$10,258	100%	$9,442	100%

Cost of goods sold:
Total cost of goods sold	3,625	35%	4,299	46%
Gross profit	6,633	65%	5,143	54%

Operating expenses:
Sales & marketing	1,977	19%	1,601	17%
Research and product development	1,776	17%	1,756	19%
General and administrative	1,072	10%	2,895	31%
Total operating expenses	$4,825	47%	$6,252	66%

Revenue

Revenue for 1Q 2009 increased 9%, or approximately $816,000, compared to 1Q 2008. The 1Q 2009 increase was due primarily to continued growth in our professional audio and tabletop conferencing products which collectively increased approximately $850,000 over 1Q 2008. The 1Q 2009 increases were partially offset by an approximate $140,000 increase in our marketing related programs (e.g. marketing development funds, rebates, etc.) which, in accordance with generally accepted accounting principles, are accounted for as a reduction in revenue.

We evaluate, at each quarter-end, the inventory in the channel through information provided by certain of our distributors.  The level of inventory in the channel will fluctuate up or down, each quarter, based upon our distributors’ individual operations.  Accordingly, each quarter-end revenue deferral is calculated and recorded based upon the underlying, estimated channel inventory at quarter-end.  During 1Q 2009 and 2008, the net change in deferred revenue based on the net movement of inventory in the channel was a net recognition of $115,000 and net deferral of $1 million in revenue, respectively.

Costs of Goods Sold and Gross Profit

Costs of goods sold  includes expenses associated with finished goods purchased from outsourced manufacturers, the manufacture of our products, including material and direct labor, our manufacturing and operations organization, property and equipment depreciation, warranty expense, freight expense, royalty payments, and the allocation of overhead expenses.

Our gross profit margin (GPM), gross profit as a percentage of sales, was 65% and 54% in 1Q 2009 and 1Q 2008, respectively. 1Q 2009 GPM was significantly higher than in the same period of 2008 due primarily to a favorable mix of higher margin product revenue in 1Q 2009, led by our professional audio conferencing products, in addition to product cost efficiencies, lower inventory obsolescence reserve requirements and lower unfavorable manufacturing variances.

Operating Expenses

1Q 2009 operating expenses were $4.8 million, a decrease of $1.4 million, or 23%, from $6.3 million in 1Q 2008.  The following is a more detailed discussion of expenses related to sales and marketing, general and administrative, and research and product development.

Sales and Marketing expenses  S&M expenses include selling, customer service, and marketing expenses such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses.  1Q 2009 S&M expenses increased approximately $376,000, or 23%, to $2.0 million compared to 1Q 2008 expenses of $1.6 million. As a percentage of revenue, 1Q 2009 and 2008 marketing and selling expenses were 19% and 17%, respectively.  The 1Q 2009 increase in S&M expenses over 1Q 2008 was due primarily to increased sales commissions paid to independent manufacturer sales representatives. During 1Q 2009 we began paying certain independent sales representatives commissions directly. These were formerly paid by certain our distributors.

Research and Development expenses  R&D expenses include research and development and product line management, including employee-related costs, outside services, expensed materials, depreciation, and an allocation of overhead expenses.  R&D expenses of  $1.8 million were about the same in both 1Q 2009 and 2008.  As a percentage of revenue, 1Q 2009 and 2008 R&D expenses were 17% and 19%, respectively. The 1Q 2009 percentage decrease was due to our higher 1Q 2009 revenue.

General and Administrative expenses  G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs and corporate administrative costs, including finance and human resources. 1Q 2009 G&A expenses decreased $1.8 million to $1.1 million compared to 1Q 2008 expenses of $2.9 million. 1Q 2009 and 2008 G&A expenses were 10% and 31% of sales, respectively.  The significant 1Q 2009 decrease was primarily due to the 1Q 2008 estimation and establishment of a $1.8 million accrual for a contingent liability. Also, during 1Q 2008 we paid Edward D. Bagley, our former director and Chairman the sum of $200,000 upon his resignation and in consideration for his service as a director of the Company since 1994.

Operating income (loss)  1Q 2009 operating income was $1.8 million compared to an operating (loss) of ($1.1 million) in 1Q 2008.  The 1Q 2009 operating income increase of approximately $2.9 million was due primarily to the non recurrence of the $1.8 million contingent liability charged to G&A expenses in 1Q 2008 in addition to the higher revenue and associated gross profit in 1Q 2009 discussed above.

Other income, net  Other income, net, includes interest income, interest expense, capital gains, gain (loss) on the disposal of assets, and currency gain (loss).  1Q 2009 other income was $65,000 compared to $341,000 in 1Q 2008. The $276,000 decrease in 1Q 2009 was due primarily to our lower cash and investment balances in addition to lower interest rates on our investments compared to the same period last year.

Income from discontinued operations, net of tax  During 1Q 2008 we recorded income from discontinued operations, net of tax of $15,000 which was related to funds received through the receivership of OM Video. We did not have any income from discontinued operations in 1Q 2009.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $263,000 in 1Q 2009, a decrease of $874,000 from the net cash provided by operating activities of $1.1 million in 1Q 2008.  The year-over-year decrease can be attributed primarily to an additional $2.4 million used in 1Q 2009 to purchase inventory to stock our new Asia-Pacific support center and build up safety stock of certain key products to mitigate stock-outs. We also realized approximately $300,000 lower inventory write-offs in 1Q 2009 from 1Q 2008. These decreases were partially offset by a $2.1 million net income increase in 1Q 2009 over the same period last year.

Net cash flows provided by investing activities were $4.9 million in 1Q 2009, an increase of about $6.3 million from 1Q 2008.  During 1Q 2009 we converted about $5.2 million of marketable securities to cash in order to fund our 1Q 2009 repurchase of common stock.

Net cash (used in) financing activities in 1Q 2009 totaled ($6.8 million) for our repurchase of 1,342,620 shares of common stock.  Net cash (used in) financing activities in 1Q 2008 totaled ($42,000) and was attributed to our repurchase of approximately 88,000 shares of common stock for $566,000, partially offset by the receipt of $455,000 from the exercise of stock options and $69,000 related to the tax benefit attributable to the exercise of those stock options.

Additionally in 1Q 2009, we paid approximately $100,000 in income taxes and exchanged $20,000 of accounts receivable from a vendor with accounts payable to the same vendor.

During September 2008 we entered into a demand margin loan agreement with UBS Financial Services, Inc., which enables us to borrow up to $3,870,000 at an interest rate based on the 30-day LIBOR rate plus 25 basis points.

During October  2008 we accepted offers to repurchase our currently illiquid Auction Rate Securities (ARSs), at par value, from the two investment banks that sold and continue to hold our ARSs. We believe we are eligible to participate in the offers and expect to sell them at par value in exchange for cash between November 2008 and January 2009. The total par value of our ARSs is approximately $12.2 million.

We currently believe that our present sources of liquidity and capital are adequate for our current operations and for the foreseeable future.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk has not changed materially since June 30, 2008.

Item 4.  CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2008 was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

There was no change in our internal control over financial reporting during the quarter ended September 30, 2008 that materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Legal Proceedings.  In addition to the legal proceedings described below, we are also involved from time to time in various claims and other legal proceedings which arise in the normal course of business. Such matters are subject to many uncertainties and outcomes that are not predictable.

    Former Officer Indemnification.  On July 25, 2007, the U.S. Attorney’s Office for the District of Utah indicted two of our former officers, Frances Flood and Susie Strohm, for allegedly causing us to issue materially misstated financial statements for our 2001 and 2002 fiscal years.  On January 31, 2008, the U.S. Attorney’s Office filed a superseding indictment further alleging perjury in connection with the prior investigation by the SEC into the alleged misstatements.  We are cooperating fully with the U.S. Attorney’s Office in this matter and have been advised that we are neither a target nor a subject of the investigation or indictment.  In December 2003, we entered into indemnification agreements with each former officer, requiring payment of all reasonable attorney’s fees and costs incurred in defending against the charges in certain circumstances consistent with and subject to limitations under applicable law.  To date, we have paid approximately $1.8 million in reasonable attorney’s fees and costs to defend against the charges.  We have been informed that a trial date has been set for February 2, 2009. As of October 29, 2008, these former officers have requested advancement of approximately an additional $550,000 in legal fees and costs incurred as of that date, which amounts we have not paid.  On August 21, 2008, Ms. Strohm and her counsel filed a lawsuit in the Third Judicial District Court in Salt Lake City, Utah seeking a declaratory judgment and injunctive relief to compel us to continue to advance Ms. Strohm’s attorney’s fees and costs to defend against the charges, plus interest for amounts previously requested and not paid.  Also on August 21, 2008, Ms. Flood filed a lawsuit in Federal District Court for the District of Utah, seeking similar relief.

    We have accrued for legal fees and costs of the probable amount we were able to estimate of our contingent liability under the indemnification agreements at September 30, 2008.  In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”, we have accrued a total of $3.3 million, the balance of which was about $1.5 million at September 30, 2008 representing the probable amount that, as of the date of the financial statements, could be reasonably estimated of our contingent liability, through trial, under the indemnification agreements if required under applicable law.  In accordance with SFAS No. 5, we will adjust our contingent liability, as necessary, to reflect the probable amount that can be reasonably estimated.  Our actual liability may be higher or lower than our estimate upon final resolution of the matter.  We will adjust our contingent liability, as needed, so that it remains an estimable and probable amount of our contingent financial liability as of the date of issuance of the applicable financial statements.

    Theft of Intellectual Property and Copyright Complaints.   During January 2007, we filed a lawsuit in the Third Judicial District Court, Salt Lake County, State of Utah against WideBand Solutions, Inc. and two of its principals, one of which was a former employee named Dr. Jun Yang, and one of which was previously affiliated with an entity that sold certain assets to us (the “Intellectual Property Case”).  We also brought claims against Biamp Systems Corporation, Inc.  The matter was subsequently removed to federal court, the United States District Court, District of Utah, Central Division. The case is styled ClearOne Communications, Inc. v. Jun Yang, et. al. Civil No. 2:07-co-37 TC.  The complaint brings claims against different combinations of the defendants for, among other things, misappropriation of certain trade secrets, breach of contract, conversion, unjust enrichment and intentional interference with business and contractual relations, primarily in relation to certain algorithms and computer code.  The relief being sought by us includes an order enjoining the defendants from further use of our trade secrets and an award consisting of, among other things, compensation and damages related to the unjust enrichment of the defendants. The court subsequently granted leave to add a third WideBand principal as a defendant to the case. In August 2007, we filed a motion for a preliminary injunction in the Intellectual Property Case, in the United States District Court, District of Utah, seeking to enjoin Wideband Solutions, Inc. from licensing certain technology we believe constitutes our intellectual property and trade secrets to Harman Music Group, Inc.  On September 13, 2007, the court in the Intellectual Property Case granted us leave to add Harman and a former ClearOne employee working for Harman as defendants in that case.  For procedural reasons, these claims against Harman and the Harman employee were refiled in Utah state court, the Third Judicial District Court for Salt Lake County, on September 18, 2007 (the “Harman Case”).  Like the Intellectual Property Case, the Harman Case also brings claims related to the theft and misuse of our confidential and trade secret information.  During October 2007, the court issued an injunction ordering Dr. Yang and others under his direction from working on or delivering any source or object code to Harman until the completion of the trial.  During November 2007, the court required us to post a bond of approximately $908,000, which was subsequently reduced to $210,000.

    During October 2007, we filed a second action against WideBand and the same three principals named as defendants in the Intellectual Property Case, this time alleging copyright infringement (the “Copyright Case”). The claims in the Copyright Case arise out of a copyright issued to us for the same intellectual property, including the algorithms and computer code that is the subject of the claims in the Intellectual Property Case.  The relief being sought by us includes an order enjoining the defendants from further use of our copyrighted material, and an award consisting of, among other things, compensation and damages related to the copyright infringement.

    On May 12, 2008 the court granted us leave to add Versatile DSP, Inc. as a defendent.

    During June 2008, we filed a separate action in the United States District Court, District of Utah, Central Division, against an affiliate of WideBand and Donald Bowers, which claims for declaratory judgment, fraudulent transfer under Utah law, and misappropriation of trade secrets.  During June 2008, the United States District Court entered an order granting our request for a temporary restraining order against any sale or transfer of ownership of certain assets of WideBand to its affiliated entity, and imposes certain prohibitions against any sale or transfer of ownership of certain of WideBand’s computer code and related algorithms and against any transfer of profits from the disputed code.

    On November 5, 2008, the jury returned a verdict in our favor and awarded us approximately $3.5 million in compensatory damages and $7.0 million in punitive damages.  Among other things, the jury found that all of the Defendants willfully and maliciously misappropriated our trade secrets.  Based on that finding, the court may also award us exemplary damages and reasonable attorneys’ fees.  The court left in place the previously-entered preliminary injunction, pending our application for entry of a permanent injunction against the Defendants.  While we intend to vigorously pursue collection of the damage awards, collectability of the judgments cannot be guaranteed.  Furthermore, the jury’s verdict and damage awards are subject to appeal by one or more of the Defendants.

    The Shareholder Derivative Actions. Between March and August 2003, four shareholder derivative actions were filed in the Third Judicial District Court of Salt Lake County, State of Utah, by certain of our shareholders against various present and past officers and directors and against Ernst & Young.  The complaints asserted allegations similar to those asserted in the SEC complaint that was filed on January 15, 2003 with regard to alleged improper revenue recognition practices and the shareholders’ class action that was filed on June 30, 2003.  The complaints further alleged that (a) the defendant directors and officers violated their fiduciary duties to us by causing or allowing us to recognize revenue in violation of U.S. GAAP and to issue materially misstated financial statements, and (b) Ernst & Young breached its professional responsibilities to us and acted in violation of U.S. GAAP and generally accepted auditing standards by failing to identify or prevent the alleged revenue recognition violations and by issuing unqualified audit opinions with respect to our fiscal 2002 and 2001 financial statements.  One of these actions was dismissed without prejudice during June 2003.  As to the other three actions, our Board of Directors appointed a special litigation committee of independent directors to evaluate the claims, which determined that the maintenance of the derivative proceedings against the individual defendants was not in our best interests.  Accordingly, during December 2003, we moved to dismiss those claims.  During March 2004, our motions were granted, and the derivative claims were dismissed with prejudice as to all defendants except Ernst & Young.  We were substituted as the plaintiff in the action and are now pursuing in our own name the claims against Ernst & Young.  The dates of the arbitration case management have been scheduled including commencement of the hearing on April 20, 2009.

ITEM 1A.  RISK FACTORS

In addition to other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended June 30, 2008, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K/A are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table details purchases by us of our own securities during 1Q 2009.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May by Purchased Under the Plans or Programs (2)
July 1, 2008 – July 31, 2008	0	N/A	0	$276,573
August 1, 2008 – August 31, 2008	0	N/A	0	$276,573
September 1, 2008 – September 30, 2008 (1)	1,342,620	$5.00	1,342,620	$10,000,000
Total	1,342,620		1,342,620

(1)
On August 11, 2008 we announced that our Board of Directors authorized the repurchase of up to 2,000,000 of our shares in a modified Dutch auction tender offer at a price per share of no less than $4.00 and no greater than $5.00 per share. Under the tender offer, which expired on September 16, 2008, we repurchased 1,342,620 shares, or approximately 13% of shares outstanding, for approximately $6.75 million at a price per share of $5.00.

(2)
On August 30, 2007, we announced that our Board of Directors had approved a stock repurchase program to purchase up $3,625,000 of our common stock during the following 12 month period in open market and private block transactions. On May 1, 2008 we announced that our Board of Directors authorized the purchase of up to an additional $1 million of our common stock. The stock repurchase program expired on August 30, 2008. $276,573 of the board approved repurchases remained and were available for purchase during July and August 2008.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

Item 5.  OTHER INFORMATION

Not applicable.

Item 6.  EXHIBITS

Exhibit
No.	Title of Document	Location
10.13	Warehouse Lease Agreement between CB Center, LLC and ClearOne Communications, Inc. dated October 13, 2008	This filing
31.1	Section 302 Certification of Chief Executive Officer	This filing
31.2	Section 302 Certification of Principal Financial Officer	This filing
32.1	Section 906 Certification of Chief Executive Officer	This filing
32.2	Section 906 Certification of Principal Financial Officer	This filing

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARONE COMMUNICATIONS, INC.

November 11, 2008	By:	/s/ Zeynep Hakimoglu
Zeynep Hakimoglu
President and Chief Executive Officer
(Principal Executive Officer)

November 11, 2008	By:	/s/ Greg A. LeClaire
Greg A. LeClaire
Chief Financial Officer
(Principal Financial and Accounting Officer)