Form 10-Q
period 2008-12-31
CLEARONE COMMUNICATIONS INC
filed 2009-02-17
CIK 840715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2008

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
Yes ☒                      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated Filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock Title of Class	8,928,060 Number of Shares Outstanding at February 5, 2009

CLEARONE COMMUNICATIONS, INC.

TABLE OF CONTENTS TO FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2008

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	(unaudited)	(audited)
	December 31,	June 30,
	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$2,323	$3,327
Marketable securities	9,628	5,922
Accounts receivable, net of allowance for doubtful accounts
of $64 and $87, respectively	7,532	7,238
Deposit, bond for preliminary injunction	0	908
Note receivable	14	43
Inventories, net	12,859	7,799
Income tax receivable	592	0
Deferred income taxes	3,124	2,828
Prepaid expenses	627	820
Total current assets	36,699	28,885

Long-term marketable securities	0	11,168
Property and equipment, net	2,768	2,554
Intangible assets, net	42	47
Note Receiveable - long-term	0	0
Long-term deferred tax asset	724	1,639
Other assets	21	7
Deferred income taxes	0	0
Total assets	$40,254	$44,300

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,736	$2,187
Accrued taxes	0	72
Accrued liabilities	3,463	3,600
Deferred product revenue	4,881	4,547
Total current liabilities	10,080	10,406

Deferred rent	622	700
Deferred income taxes, net	0	0
Other long-term liabilities	1,372	1,054
Total liabilities	12,074	12,160

Shareholders' equity:
Common stock, par value $0.001, 50,000,000 shares authorized,
8,891,756 and 10,228,902 shares issued and outstanding, respectively	9	10
Additional paid-in capital	38,191	44,618
Accumulated other comprehensive income (loss)	36	(694)
Accumulated deficit	(10,056)	(11,794)
Total shareholders' equity	28,180	32,140
Total liabilities and shareholders' equity	$40,254	$44,300
See accompanying notes to condensed consolidated financial statements

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of dollars, except per share amounts)
(unaudited)
	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007

Revenue	$9,970	$10,787	$20,229	$20,229

Cost of goods sold	4,168	4,414	7,794	8,714
Gross profit	5,802	6,373	12,435	11,515

Operating expenses:
Sales & Marketing	1,934	1,578	3,911	3,180
Research and product development	1,844	1,678	3,620	3,433
General and administrative	1,257	1,198	2,329	4,093
Total operating expenses	5,035	4,454	9,860	10,706

Operating income	767	1,919	2,575	809

Total other income, net	96	311	161	653

Income from continuing operations before income taxes	863	2,230	2,736	1,462
(Provision) for income taxes	(259)	(449)	(998)	(620)
Income from continuing operations	604	1,781	1,738	842

Income from discontinued operations	0	1	0	16

Net income	$604	$1,782	$1,738	$858

See accompanying notes to condensed consolidated financial statements

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of dollars, except per share amounts)
(unaudited)
	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007

Basic earnings per common share from continuing operations	$0.07	$0.16	$0.18	$0.08
Diluted earnings per common share from continuing operations	$0.07	$0.16	$0.18	$0.08

Basic earnings per common share from discontinued operations	$-	$-	$-	$-
Diluted earnigns per common share from discontinued operations	$-	$-	$-	$-

Basic earnings per common share	$0.07	$0.16	$0.18	$0.08
Diluted earnings per comons share	$0.07	$0.16	$0.18	$0.08

Basic weighted average shares outstanding	8,889,974	10,840,193	9,501,381	10,900,725
Diluted weighted average shares outstanding	8,989,283	10,941,491	9,600,291	11,012,239

See accompanying notes to condensed consolidated financial statements

CLEARONE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands of dollars)
(Unaudited)

	Six Months Ended
	December 31,	December 31,
	2008	2007
Cash flows from operating activities:
Net income from continuing operations	$1,738	$842
Adjustments to reconcile net income from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization expense	353	384
Stock-based compensation	325	372
Write-off of inventory	374	406
(Gain) loss on disposal of assets and fixed assets write-offs	(5)	4
Provision for (recovery of) doubtful accounts	(22)	6
Changes in operating assets and liabilities:
Accounts receivable	(718)	61
Deposit - Bond	908	(908)
Deferred taxes	186	-
Note receivable	29	80
Inventories	(5,434)	65
Prepaid expenses and other assets	192	(299)
Accounts payable	(5)	(282)
Accrued liabilities	(137)	1,173
Income taxes	(346)	(490)
Deferred product revenue	334	108
Net change in other assets/liabilities	(14)	-
Net cash (used in) provided by operating activities	(2,242)	1,522

Cash flows from investing activities:
Purchase of property and equipment	(635)	(423)
Purchase of marketable securities	-	(6,874)
Sale of marketable securities	8,626	7,069
Net cash provided by (used in) continuing investing activities	7,991	(228)
Net cash provided by discontinued investing activities	-	16
Net cash provided by (used in) investing activities	7,991	(212)

Cash flows from financing activities:
Proceeds from common stock	17	519
Common stock purchased and retired	(6,768)	(1,664)
Tax benefit attributable to exercise of stock options	(2)	67
Net cash (used in) financing activities	(6,753)	(1,078)

Net increase (decrease) in cash and cash equivalents	(1,004)	232
Cash and cash equivalents at the beginning of the period	3,327	2,782
Cash and cash equivalents at the end of the period	$2,323	$3,014

See accompanying notes to condensed consolidated financial statements

CLEARONE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
 (in thousands of dollars)
(Unaudited)

	Six Months Ended
	December 31,	December 31,
	2008	2007
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$914	$1,056
Cash paid for interest	$-	$2

Supplemental disclosure of non-cash financing activities:
Exchanged accounts receivable from a vendor with
acccounts payable to the same vendor	$446	$168
Adoption of FIN48	$-	$295
Unrealized gain on available-for-sale investments, net of tax of $434	$730	$-

See accompanying notes to condensed consolidated financial statements

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation

The accompanying interim consolidated financial statements for the three and six month periods ended December 31, 2008 and 2007 are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of December 31, 2008, the results of operations for the three and six month periods ended December 31, 2008 and 2007, and the condensed statements of cash flows for the six months ended December 31, 2008 and 2007. The results of operations for the three and six month periods ended December 31, 2008 and 2007 are not necessarily indicative of the results for a full-year period.  These interim consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K/A for the year ended June 30, 2008 filed with the Securities and Exchange Commission (the “SEC”).

2.  Inventories

Inventories, net of reserves, consisted of the following as of December 31, 2008 and June 30, 2008 (in thousands):

	December 31,	June 30,
	2008	2008

Raw materials	$1,049	$724
Finished goods	10,132	5,356
Consigned inventory	1,678	1,719
Total inventory	$12,859	$7,799

Our inventory increased approximately $5 million from June 30, 2008 as we continued to build up safety stock of certain of our key products to mitigate stock-outs in addition to taking advantage of volume discounts. We also stocked and commenced fulfillment from our Hong Kong facility which we expect will better serve the majority of our international partners and enable us to enhance our profitability by working in the favorable Hong Kong business environment.

Consigned inventory represents inventory at distributors and other customers where revenue recognition criteria have not been achieved.

3.  Stock-based Compensation

Stock-based compensation expense for the three and six month periods ended December 31, 2008 and 2007 has been allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Cost of goods sold	$17	$23	$41	$40
Sales & marketing	18	26	32	48
Research & development	7	35	15	67
General &administrative	121	117	237	217
Total stock-based compensation	$163	$201	$325	$372

As of December 31, 2008, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, was approximately $946,000. During the six months ended December 31, 2008 and 2007, we granted 213,500 and 315,000 stock options, respectively.  We use judgment in determining the fair value of the share-based payments on the date of grant using an option-pricing model with assumptions regarding a number of highly complex and subjective variables.  These variables include the risk-free interest rate of the awards, the expected life of the awards, the expected volatility over the term of the awards, the expected dividends of the awards, and an estimate of the amount of awards that are expected to be forfeited.  We use the Black-Scholes option pricing model to determine the fair value of share-based payments granted under SFAS No. 123R and the original SFAS No. 123.

4.  Discontinued Operations

Summary operating results of our discontinued operations are as follows (in thousands of dollars):

	Three Months Ended		Six Months Ended
	December 31,	December 30,	December 31,	December 30,
	2008	2007	2008	2007

Gain on disposal of discontinued operations:
OM Video	$-	$1	$-	$25
Total gain on disposal of discontinued operations	-	1	-	25

Income tax (provision) benefit:
OM Video	$-	$-	$-	$(9)
Total income tax (provision) benefit	-	-	-	(9)

Total income from discontinued operations, net of income taxes:
OM Video	$-	$1	$-	$16
Total income from discontinued operations,
net of income taxes	$-	$1	$-	$16

OM Video

On March 4, 2005, we sold all of the issued and outstanding stock of our Canadian subsidiary, ClearOne Communications of Canada, Inc. (“ClearOne Canada”) to 6351352 Canada Inc., a Canada corporation. ClearOne Canada owned all the issued and outstanding stock of Stechyson Electronics, Ltd., which conducted business under the name OM Video. We agreed to sell the stock of ClearOne Canada for $200,000 in cash; a $1.3 million note receivable over a 15-month period, with interest accruing on the unpaid balance at the rate of 5.3% per year; and contingent consideration ranging from 3.0% to 4.0% of related gross revenue over a five-year period. In June 2005, we were advised that the OM Purchaser had settled an action brought by the former employer of certain of OM Purchaser’s owners and employees alleging violation of non-competition agreements. The settlement reportedly involved a cash payment and an agreement not to sell certain products for a period of one year. Based on an analysis of the facts and circumstances that existed at the end of fiscal 2005, and considering the guidance from Topic 5U of the SEC Rules and Regulations, “Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity,” the gain was recognized as cash was collected (as collection was not reasonably assured). Through December 31, 2005, all required payments had been made however, 6351352 Canada Inc. failed to make any subsequent, required payments under the note receivable until June 30, 2006, when we received a payment of $50,000. We reevaluated our alternatives and concluded that our best course of action was to enforce our security and appoint a receiver over the assets of OM Video. The amount of the promissory note and contingent earn-out provision was approximately $660,000 which is net of $632,000 collected through receivership.

5.  Shareholders’ Equity

Our shareholders’ equity of $28.2 million at December 31, 2008 declined approximately $4.0 million from June 30, 2008. During the quarter ending September 30, 2008, we repurchased 1,342,620 shares for approximately $6.8 million. The share repurchase was partially offset by comprehensive income for the six months ending December 31, 2008 of approximately $2.5 million which included an unrealized gain, net of tax, of $730,000 related to our auction rate securities investments.

6.  Income Taxes

During our first six months of fiscal 2009, we recorded approximately $434,000 related to unrecognized tax benefits that would favorably impact our effective tax rate if recognized.  The total outstanding balance for liabilities related to unrecognized tax benefits at December 31, 2008 was $1.7 million of which $119,000 was associated with interest and penalties. We account for interest expense and penalties for unrecognized tax benefits as part of our income tax provision.

7.  Contingent Liability

We have accrued for legal fees and costs of the probable amount the Company was able to estimate at December 31, 2008, of our contingent liability under indemnification agreements with two former officers.  In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” we have accrued a total of $3.3 million, the balance of which was about $1.5 million at December 31, 2008 representing the probable amount that, as of the date of the financial statements, could be reasonably estimated of our contingent liability, through trial, under the indemnification agreements if required under applicable law.  In accordance with SFAS No. 5, we will adjust our contingent liability, as necessary, to reflect the probable amount that can be reasonably estimated.  Our actual liability may be higher or lower than the estimate upon final resolution of the matter.  We will adjust our contingent liability, as needed, so that it remains an estimable and probable amount of our contingent financial liability as of the date of issuance of the applicable financial statements.

8.  Investments

During October 2008 we accepted offers to repurchase our auction rate securities (“ARSs”), at par value, from the two investment banks that sold them to us. Recently, auctions for these securities were not successful, resulting in our continuing to hold these securities and the issuers paying interest at the maximum contractual rate. Between November 2008 and January 2009, UBS and Morgan Stanley fulfilled their offers and repurchased our ARSs, at par value, totaling approximately $12.2 million.

Prior to our quarter ended December 31, 2008 we recognized unrealized losses in equity securities primarily related to our ARSs. However, as a result of our ARSs having been subsequently repurchased at par value, the unrealized losses in these securities were zero at December 31, 2008.

Changes in the unrealized holding gains and losses on our marketable securities are reported as a separate component of accumulated other comprehensive income as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Balance, beginning of period	$(895)	$-	$(694)	$-
Unrealized holding gains, in equity securities	1,485	-	1,164	-
Income tax	(554)	-	(434)	-
Balance, end of period	$36	$-	$36	$-

9.  Comprehensive Income

The components of comprehensive income are (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31
	2008	2007	2008	2007
Net income	$604	$1,782	$1,738	$858

Other comprehensive income:
Unrealized gain on available-for-sale investment	1,485	-	1,164	-
Income tax	(554)	-	(434)	-
Comprehensive Income	$1,535	$1,782	$2,468	$858

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

As of December 31, 2008, financial assets utilizing Level 1 inputs included short term investment securities traded on active securities exchanges. We did not have any financial assets utilizing Level 2 or Level 3 inputs. We did not have any liabilities that were required to be measured at fair value as of December 31, 2008.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, our own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. We use prices and inputs that are current as of the measurement date, including during periods of market dislocation, such as the recent illiquidity in the auction rate securities market. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. As a result of UBS and Morgan Stanley repurchasing our auction rate securities, at par, between November 2008 and January 2009, we have reclassified certain of our financial instruments from Level 2 to Level 1 at December 31, 2008.

SFAS No. 157 requires that the valuation techniques used by us are consistent with at least one of the three possible approaches: the market approach, income approach and/or cost approach. Our Level 1 valuations are based on the market approach and consist of quoted prices for identical items on active securities exchanges.

The following table provides our financial assets carried at fair value measured on a recurring basis as of December 31, 2008 (in thousands):

	Total Fair Value at December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total

Short-term available-for-sale securities	$9,628	$9,628	$-	$-	$9,628
Long-term available-for-sale securities		-	-	-	-
Total		$9,628	$-	$-	$9,628

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

In February 2007, the FASB issued SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  This statement permits entities to choose to measure many financial instruments and certain other items at fair value that were not previously required to be measured at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 requires a business entity to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  An entity may decide whether to elect the fair value option for each eligible item on its election date, subject to certain requirements described in the statement. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We adopted SFAS 159 on July 1, 2008, and elected not to establish the fair market option allowed for financial instruments and certain other items under this statement.

In December 2007, the FASB issued SFAS No. 141R (revised 2007) “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  SFAS 141R is effective for the financial statements issued for fiscal years beginning after December 15, 2008.  We are currently evaluating the potential impact, if any, that this statement may have on our consolidated financial position and results of operations.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements in this report, other than statements of historical fact, are forward-looking statements for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing.  All forward-looking statements included in this report are made as of the date hereof and are based on information available to us as of such date.  We assume no obligation to update any forward-looking statement.   In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,”  “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology.  Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that any such expectations or any forward-looking statement will prove to be correct.  Our actual results will vary, and may vary materially, from those projected or assumed in the forward-looking statements.  Future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, without limitation, product recalls and product liability claims; infringement of our technology or assertion that our technology infringes the rights of other parties; termination of supplier relationships, or failure of suppliers to perform; inability to successfully manage growth; delays in obtaining regulatory approvals, or the failure to maintain such approvals; concentration of our revenue among a few customers, products or procedures; development of new products and technology that could render our products obsolete; market acceptance of new products; introduction of products in a timely fashion; price and product competition, availability of labor and materials, cost increases, and fluctuations in and obsolescence of inventory; volatility of the market price of our common stock; foreign currency fluctuations; changes in key personnel; work stoppage or transportation risks; and other factors referred to in our press releases and reports filed with the SEC, including our Annual Report on Form10-K/A, for the year ended June 30, 2008. All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Additional factors that may have a direct bearing on our operating results are discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K/A for the year ended June 30, 2008.

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

We provide a right of return on product sales to distributors. Accordingly, revenue from product sales to distributors is not recognized until the return privilege has expired, which approximates when product is sold-through to customers of our distributors (dealers, system integrators, value-added resellers, and end-users) rather than when the product is initially shipped to a distributor. We evaluate, at each quarter-end, the inventory in the channel through information provided by certain of our distributors. The level of inventory in the channel will fluctuate up or down, each quarter, based upon our distributors’ individual operations. Accordingly, each quarter-end revenue deferral is calculated and recorded based upon the underlying, estimated channel inventory at quarter-end. Although certain distributors provide certain channel inventory amounts, we make judgments and estimates with regard to the amount of inventory in the entire channel, for all customers and for all channel inventory items, and the appropriate revenue and cost of goods sold associated with those channel products. Although these assumptions and judgments regarding total channel inventory revenue and cost of goods sold could differ from actual amounts, we believe that our calculations are indicative of actual levels of inventory in the distribution channel. The amounts of deferred cost of goods sold were included in consigned inventory. The following table details the amount of deferred revenue, cost of goods sold, and gross profit at each quarter end for the 12-month period ended December 31, 2008 (in thousands).

	Deferred Revenue	Deferred Cost of Goods Sold	Deferred Gross Profit

December 31, 2008	$4,881	$1,678	$3,203
September 30, 2008	4,432	1,926	2,506
June 30, 2008	4,547	1,719	2,828
March 31, 2008	4,206	1,757	2,449
December 31, 2007	4,980	1,859	3,121

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

ANALYSIS OF RESULTS OF OPERATIONS

Results of Operations for the three months or the second fiscal quarter (“2Q”) and six months or the first half  of the fiscal year (“1H”) ended December 31, 2008 and 2007

The following table sets forth certain items from our unaudited condensed consolidated statements of operations (in thousands) for the three and six months ended December 31, 2008 and 2007, together with the percentage of total revenue which each such item represents:

	Three Months Ended				Six Months Ended
	December 31,				December 31,
	(in thousands)				(in thousands)
	2008		2007		2008		2007
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Revenue:	$9,970	100%	$10,787	100%	$20,229	100%	$20,229	100%

Cost of goods sold:
Total cost of goods sold	4,168	42%	4,414	41%	7,794	39%	8,714	43%
Gross profit	5,802	58%	6,373	59%	12,435	61%	11,515	57%

Operating expenses:
Sales & marketing	1,934	19%	1,578	15%	3,911	19%	3,180	16%
Research and product development	1,844	18%	1,678	16%	3,620	18%	3,433	17%
General and administrative	1,257	13%	1,198	11%	2,329	12%	4,093	20%
Total operating expenses	$5,035	51%	$4,454	41%	$9,860	49%	$10,706	53%

Revenue

Revenue for 2Q 2009 decreased 8%, or approximately $817,000, compared to 2Q 2008. Our 2Q 2009 revenues were negatively affected by downward economic pressure which impacted all of our product categories with the exception our personal and furniture conferencing products in which were realized slight increases over 2Q 2008. 2Q 2009 revenue was further negatively impacted by an approximate $267,000 increase in our marketing related programs (e.g. marketing development funds, rebates, etc.) which, in accordance with generally accepted accounting principles, are accounted for as a reduction in revenue.

Despite the 2Q 2009 revenue decline of 8% from 2Q 2008, revenue for 1H 2009 and 2008 remained consistent at $20,229 due to our solid revenue reported in 1Q 2009. During the 1H 2009, we realized growth in our professional, personal and conferencing furniture products which collectively increased approximately $840,000 over 1H 2008. These increases were offset by reduced premium and tabletop product sales which together declined about $400,000 in 1H2009 over the same period last year. We also expended an additional $408,000 in marketing related programs (e.g. marketing development funds, rebates, etc) in 1H 2009 compared to 1H 2008 which are accounted for as a reduction in revenue.

We evaluate, at each quarter-end, the inventory in the channel through information provided by certain of our distributors.  The level of inventory in the channel will fluctuate up or down, each quarter, based upon our distributors’ individual operations.  Accordingly, each quarter-end revenue deferral is calculated and recorded based upon the underlying, estimated channel inventory at quarter-end.  During 2Q 2009 and 2008, the net change in deferred revenue based on the net movement of inventory in the channel was a net deferral of $449,000 and recognition of $895,000 in revenue, respectively. In 1H 2009 and 2008, the net change in deferred revenue based on the net movement of inventory in the channel was a deferral of $334,000 and $108,000 in revenue, respectively.

Costs of Goods Sold and Gross Profit

Costs of goods sold  include expenses associated with finished goods purchased from outsourced manufacturers, the manufacture of our products, including material and direct labor, our manufacturing and operations organization, property and equipment depreciation, warranty expense, freight expense, royalty payments, and the allocation of overhead expenses.

Our gross profit margin (GPM), gross profit as a percentage of sales, was 58% and 59% in 2Q 2009 and 2Q 2008, respectively. 2Q 2009 GPM was slightly lower than in the same period of 2008 due primarily to higher inventory obsolescence reserve requirements.

Our GPM for 1H 2009 and 1H 2008 was 61% and 57%, respectively. The 1H 2009 GPM improvement was due primarily to (1) selective channel price increases made during 1H 2009, (2) certain of our new products having higher gross margins, (3) lower production costs for several of our products, and (4) lower unfavorable manufacturing variances.

Operating Expenses

2Q 2009 operating expenses were about $5.0 million, an increase of $581,000, or 13%, from $4.5 million in 2Q 2008.  1H 2009 operating expenses were $9.9 million, a decrease of $846,000, or 8%, from $10.7 million for 1H 2008. The following is a more detailed discussion of expenses related to sales and marketing, general and administrative, and research and product development.

Sales and Marketing expenses.  S&M expenses include selling, customer service, and marketing expenses such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses.  2Q 2009 S&M expenses increased approximately $356,000, or 23%, to $1.9 million compared to 2Q 2008 expenses of $1.6 million. As a percentage of revenue, 2Q 2009 and 2008 S&M expenses were 19% and 15%, respectively.  The 2Q 2009 increase in S&M expenses over 2Q 2008 was due primarily to higher payroll and related expenses associated with higher S&M headcount in addition to increased sales commissions paid to independent manufacturer sales representatives. During 1Q 2009, we began paying certain independent sales representatives commissions directly. These were formerly paid by certain of our distributors and are partially offset by a channel price increase to these distributors.

1H 2009 S&M expenses increased about $731,000, or 23%, to $3.9 million compared to 1H 2008 expenses of $3.2 million. As a percentage of revenues, 1H 2009 and 2008 marketing and selling expenses were 19% and 16%, respectively. The 1H 2009 increase in S&M expenses over 1H 2008 is due to higher payroll and related expenses associated with higher S&M headcount in addition to the payment of commissions to certain independent sales representatives which were formerly paid by certain of our distributors.

Research and Development expenses.  R&D expenses include research and development and product line management, including employee-related costs, outside services, expensed materials and depreciation, and an allocation of overhead expenses.  2Q 2009 R&D expenses increased $166,000, or 10%, to $1.8 million compared to 2Q 2008 expenses of $1.7 million. As a percentage of revenue, 2Q 2009 and 2008 R&D expenses were 18% and 16%, respectively. The 2Q 2009 increase was due primarily to slightly higher specific R&D project spending.

1H 2009 R&D expenses increased $187,000, or 5%, to $3.6 million compared with 1H 2008 expenses of $3.4 million.  The 1H 2009 increase in R&D expenses was also due primarily to slightly higher specific R&D project spending.

General and Administrative expenses.  G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs and corporate administrative costs, including finance and human resources. 2Q 2009 G&A expenses increased slightly to $1.3 million compared to 2Q 2008 expenses of $1.2 million. 2Q 2009 and 2008 G&A expenses were 13% and 11% of sales, respectively.

1H 2009 G&A expenses decreased $1.8 million, or 43%, to $2.3 million compared to 1H 2008 expenses of $4.1 million. 1H 2009 and 2008 G&A expenses were 12% and 20% of sales, respectively. The significant 1H 2009 decrease was primarily due to the 1H 2008 estimation and establishment of a $1.9 million accrual for a contingent liability. Also, during 1H 2008 we paid Edward D. Bagley, our former director and Chairman, $200,000 upon his resignation and in consideration for his service as a director of the Company since 1994.

Operating income.  2Q 2009 operating income was $767,000 compared to $1.9 million in 2Q 2008.  The 2Q 2009 operating income decrease of approximately $1.1 million was due to the lower revenue and associated gross profit during 2Q 2009 in addition to the higher operating expenses discussed above.

The 1H 2009 operating income increase of approximately $1.8 million was primarily a result of the higher gross profit achieved during 1H 2009 in addition to the non recurrence of the $1.9 million contingent liability charged to G&A expenses in 1H 2008.

Other income, net.  Other income, net, includes interest income, interest expense, capital gains, gain (loss) on the disposal of assets, and currency gain (loss).  2Q 2009 other income was $96,000 compared to $311,000 in 2Q 2008. The $215,000 decrease in 2Q 2009 was due primarily to our lower cash and investment balances in addition to lower interest rates on our investments compared to the same period last year.

1H 2009 other income was $161,000 compared to $653,000 in 1H 2009. The $492,000 decrease in 1H 2009 was also due primarily to our lower cash and investment balances in addition to lower interest rates on our investments compared to the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $2.2 million in 1H 2009, a decrease of $3.8 million from the net cash provided by operating activities of $1.5 million in 1H 2008.  The year-over-year decrease can be attributed primarily to an additional $5.4 million used in 1H 2009 to purchase inventory to stock our new Asia-Pacific support and fulfillment center, build up safety stock of certain key products to mitigate stock-outs in addition to taking advantage of volume discounts in addition to an increase of approximately $718,000 of our accounts receivable. The 1H 2009 decrease was partially offset by the $900,000 increase in our net income in addition to our receipt of $908,000 for a previously posted preliminary injunction bond.

Net cash flows provided by investing activities was approximately $8.0 million in 1H 2009, an increase of approximately $8.2 million from 1H 2008. During 1H 2009, we converted approximately $5.2 million of marketable securities to cash to fund our 1Q 2009 repurchase of common stock. We also converted an additional $3.4 million of marketable securities to cash to support our cash used in operating activities during 1H 2009.

Net cash used in financing activities in 1H 2009 totaled $6.8 million for our 1Q 2009 repurchase of 1,342,620 shares of common stock.  Net cash (used in) financing activities in 1H 2008 totaled $1.1 million and was attributed to our repurchase of approximately 270,000 shares of common stock for $1.7 million, partially offset by the receipt of $519,000 from the exercise of stock options and $67,000 related to the tax benefit attributable to the exercise of those stock options.

Additionally in 1H 2009, we paid approximately $914,000 in income taxes and exchanged $446,000 of accounts receivable from a vendor with accounts payable to the same vendor.

During October 2008, we accepted offers to repurchase our Auction Rate Securities (ARSs), at par value, from the two investment banks that sold them to us. Between November 2008 and January 2009, UBS and Morgan Stanley fulfilled their offers and repurchased our ARSs, at par value, totaling approximately $12.2 million.

We currently believe that our present sources of liquidity and capital are adequate for our current operations and for the foreseeable future.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk related to our investment in Auction Rate Securities (ARSs) has changed since June 30, 2008 as the two investment banks that sold us our ARSs subsequently repurchased them, at par value, between November 2008 and January 2009.

Our exposure to market risk for all other items disclosed in Item 7a of our Form 10-K for the year ended June 30, 2008 has not changed materially since June 30, 2008.

Item 4.  CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2008 was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

There was no change in our internal control over financial reporting during the quarter ended December 31, 2008 that materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Legal Proceedings.  In addition to the legal proceedings described below, we are also involved from time to time in various claims and other legal proceedings which arise in the normal course of business. Such matters are subject to many uncertainties and outcomes that are not predictable.

Former Officer Indemnification.  On July 25, 2007, the U.S. Attorney’s Office for the District of Utah indicted two of our former officers, Frances Flood and Susie Strohm, for allegedly causing us to issue materially misstated financial statements for our 2001 and 2002 fiscal years.  On January 31, 2008, the U.S. Attorney’s Office filed a superseding indictment further alleging perjury in connection with the prior investigation by the SEC into the alleged misstatements.  We are cooperating fully with the U.S. Attorney’s Office in this matter and have been advised that we are neither a target nor a subject of the investigation or indictment.  In December 2003, we entered into indemnification agreements with each former officer, requiring payment of all reasonable attorney’s fees and costs incurred in defending against the charges in certain circumstances consistent with and subject to limitations under applicable law.  To date, we have paid approximately $1.8 million in reasonable attorney’s fees and costs to defend against the charges.  We understand that the criminal trial commenced on February 2, 2009. On August 21, 2008, Ms. Strohm and her counsel filed a lawsuit in the Third Judicial District Court in Salt Lake City, Utah seeking a declaratory judgment and injunctive relief to compel us to continue to advance Ms. Strohm’s attorney’s fees and costs to defend against the charges, plus interest for amounts previously requested and not paid.  Also on August 21, 2008, Ms. Flood filed a lawsuit in Federal District Court for the District of Utah seeking similar relief.  As of December 31, 2008, these former officers have requested advancement of approximately an additional $760,000 in legal fees and costs incurred as of that date, which amounts we have not paid.  On January 12, 2009, the Federal District Court in the Flood lawsuit issued a preliminary injunction requiring us (1) to pay 60% of Ms. Flood’s legal fees and costs in the criminal proceeding to Ms. Flood’s attorneys (as reflected in the invoices submitted by Flood’s attorneys), and (2) to pay the remaining 40% of Ms. Flood’s legal fees and costs into a court escrow account.  We intend to challenge the Court’s order in this regard.  After the completion of the criminal trial, the Court intends to make a reasonability determination concerning these fees and costs and the Court’s order states that “[t]o the extent fees or costs are found to be unreasonable, the monies held in escrow shall be refunded to us.”  Pursuant to the Court’s order, ClearOne has paid approximately $97,000 to Ms. Flood’s attorneys and approximately $64,000 into the Court’s escrow.

We have accrued for legal fees and costs of the probable amount we were able to estimate of our contingent liability under the indemnification agreements at December 31, 2008.  In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” we have accrued a total of $3.3 million, the balance of which was about $1.5 million at December 31, 2008 representing the probable amount that, as of the date of the financial statements, could be reasonably estimated of our contingent liability, through trial, under the indemnification agreements if required under applicable law.  In accordance with SFAS No. 5, we will adjust our contingent liability, as necessary, to reflect the probable amount that can be reasonably estimated.  Our actual liability may be higher or lower than our estimate upon final resolution of the matter.  We will adjust our contingent liability, as needed, so that it remains an estimable and probable amount of our contingent financial liability as of the date of issuance of the applicable financial statements.

Theft of Intellectual Property and Copyright Complaints.   During January 2007, we filed a lawsuit in the Third Judicial District Court, Salt Lake County, State of Utah against WideBand Solutions, Inc. and two of its principals, one of which was a former employee named Dr. Jun Yang, and one of which was previously affiliated with an entity that sold certain assets to us (the “Intellectual Property Case”).  We also brought claims against Biamp Systems Corporation, Inc.  The matter was subsequently removed to federal court, the United States District Court, District of Utah, Central Division. The case is styled ClearOne Communications, Inc. v. Jun Yang, et. al. Civil No. 2:07-co-37 TC.  The complaint brought claims against different combinations of the defendants for, among other things, misappropriation of certain trade secrets, breach of contract, conversion, unjust enrichment and intentional interference with business and contractual relations, primarily in relation to certain algorithms and computer code.  The relief being sought by us includes an order enjoining the defendants from further use of our trade secrets and an award consisting of, among other things, compensation and damages related to the unjust enrichment of the defendants. The court subsequently granted leave to add a third WideBand principal as a defendant to the case. In August 2007, we filed a motion for a preliminary injunction in the Intellectual Property Case, in the United States District Court, District of Utah, seeking to enjoin Wideband Solutions, Inc. from licensing certain technology we believe constitutes our intellectual property and trade secrets to Harman Music Group, Inc.  On September 13, 2007, the court in the Intellectual Property Case granted us leave to add Harman and a former ClearOne employee working for Harman as defendants in that case.  For procedural reasons, these claims against Harman and the Harman employee were refiled in Utah state court, the Third Judicial District Court for Salt Lake County, on September 18, 2007 (the “Harman Case”).  Like the Intellectual Property Case, the Harman Case also brings claims related to the theft and misuse of our confidential and trade secret information.  Harman filed a motion to dismiss the case, which was denied by the Court on January 5, 2009.  On January 30, 2009, Harman filed an answer to our claims and filed a counterclaim for bad faith, which we believe has no merit, including because it was already rejected in principle by the court’s denial of Harman’s motion to dismiss.

During October 2007, in the Intellectual Property Case, the court issued an injunction ordering Dr. Yang and others under his direction from working on or delivering any source or object code to Harman until the completion of the trial.  During November 2007, the same court required us to post a bond of approximately $908,000, which was subsequently reduced to zero.

During October 2007, we filed a second action against WideBand and the same three principals named as defendants in the Intellectual Property Case, this time alleging copyright infringement (the “Copyright Case”). The claims in the Copyright Case arise out of a copyright issued to us for the same intellectual property, including the algorithms and computer code that is the subject of the claims in the Intellectual Property Case.  The relief being sought by us includes an order enjoining the defendants from further use of our copyrighted material, and an award consisting of, among other things, compensation and damages related to the copyright infringement.  The Copyright Case was eventually consolidated with the Intellectual Property Case.

On May 12, 2008 the court granted us leave to add Versatile DSP, Inc. as a defendant to the Intellectual Property Case.

During June 2008, we filed a separate action in the United States District Court, District of Utah, Central Division, against an affiliate of WideBand and Donald Bowers, with claims for declaratory judgment, fraudulent transfer under Utah law, and misappropriation of trade secrets (the “Fraudulent Transfer Case”).  On June 26, 2008, the United States District Court entered an order granting our request for a temporary restraining order against any sale or transfer of ownership of certain assets of WideBand to its affiliated entity, and imposed certain prohibitions against any sale or transfer of ownership of certain of WideBand’s computer code and related algorithms and against any transfer of profits from the disputed code.  Based upon this order and representations to the court that the purported sale involving WideBand had been rescinded, the court dismissed the Fraudulent Transfer Case without prejudice.

Trial of the Intellectual Property Case commenced on October 20, 2008.  Prior to trial, the Court dismissed certain claims for various legal and other reasons, and the copyright claims were also not presented to the jury.  Accordingly, at trial ClearOne pursued theft of trade secret claims against all defendants (including Biamp), breach of contract and breach of the covenant of good faith and fair dealing claims against Jun Yang, and breach of fiduciary duty claims against Jun Yang and Andrew Chiang.  On November 5, 2008, the jury returned a verdict in our favor and awarded us approximately $3.5 million in compensatory damages and $7.0 million in punitive damages.  Among other things, the jury found that all of the Defendants willfully and maliciously misappropriated our trade secrets.  Based on that finding, the court may also award us additional exemplary damages.  The court may also award us reasonable attorneys’ fees.  The court left in place the previously-entered preliminary injunction, pending our application for entry of a permanent injunction against the Defendants.  While we intend to vigorously pursue collection of the damage awards, collectability of the judgments cannot be guaranteed.  Furthermore, the jury’s verdict and damage awards are subject to post-trial challenges and appeal by one or more of the Defendants.

After the trial, we sought an expansion of the Court’s previously entered preliminary injunction order.  On February 4, 2009 an order was issued expanding the scope of a previously issued preliminary injunction order, and prohibiting WideBand Defendants, and others acting in concert with WideBand, from (among other things) the use, sale or marketing of our trade secrets and WideBand’s infringing products found to use these trade secrets.

On February 10, 2009, the Court in the Intellectual Property case held a hearing on a number of issues raised by us.  As a result of this hearing, the Court ordered that the Fraudulent Transfer Case against the affiliate of WideBand and Donald Bowers would be reinstated, and that we would be allowed to conduct certain discovery and undertake other actions to protect against encumbrance of WideBand’s assets.

The Court has scheduled a hearing on our request for entry of final judgment, exemplary damages, and attorney fees, for March 13, 2009.

Ernst & Young Matter. The commencement date of the arbitration proceedings in our claim for damages against Ernst & Young has been rescheduled to July 9, 2009.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 14, 2008, we held our 2008 Annual Meeting of Shareholders at which shareholders considered and voted to elect the following individuals to serve as directors with a term expiring at our 2009 Annual Meeting of Shareholders:

	VOTES
	FOR	WITHHELD
Brad R. Baldwin	7,073,530	555,480
Zeynep “Zee” Hakimoglu	7,165,760	463,250
Larry R. Hendricks	7,087,667	541,343
Scott M. Huntsman	7,186,130	442,880

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

ClearOne Communications, Inc., a Utah corporation

February 13, 2009	By:	/s/ Zeynep Hakimoglu
Zeynep Hakimoglu
President and Chief Executive Officer
(Principal Executive Officer)

February 13, 2009	By:	/s/ Greg A. LeClaire
Greg A. LeClaire
Chief Financial Officer
(Principal Financial and Accounting Officer)