Form 10-Q
period 2009-03-31
CLEARONE COMMUNICATIONS INC
filed 2009-05-14
CIK 840715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

Commission file number: 001-33660

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
Yes ☒                      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).
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

Non-accelerated filer ☐                                                                Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock Title of Class	8,928,563 Number of Shares Outstanding at May 4, 2009

i

CLEARONE COMMUNICATIONS, INC.

TABLE OF CONTENTS TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2009

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	(unaudited)	(audited)
	March 31,	June 30,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$10,908	$3,327
Marketable securities	830	5,922
Accounts receivable, net of allowance for doubtful accounts
of $72 and $87, respectively	5,486	7,238
Deposit, bond for preliminary injunction	0	908
Note receivable	5	43
Inventories, net	14,046	7,799
Income tax receivable	1,015	0
Deferred income taxes	2,606	2,828
Prepaid expenses	716	820
Total current assets	35,612	28,885

Long-term marketable securities	0	11,168
Property and equipment, net	2,634	2,554
Intangible assets, net	39	47
Long-term deferred tax asset	1,067	1,639
Other assets	21	7
Total assets	$39,373	$44,300

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,741	$2,187
Accrued taxes	0	72
Accrued liabilities	1,946	3,600
Deferred product revenue	4,163	4,547
Total current liabilities	8,850	10,406

Deferred rent	583	700
Other long-term liabilities	1,187	1,054
Total liabilities	10,620	12,160

Shareholders' equity:
Common stock, par value $0.001, 50,000,000 shares authorized,
8,928,387 and 10,228,902 shares issued and outstanding, respectively	9	10
Additional paid-in capital	38,469	44,618
Accumulated other comprehensive (loss)	(8)	(694)
Accumulated deficit	(9,717)	(11,794)
Total shareholders' equity	28,753	32,140
Total liabilities and shareholders' equity	$39,373	$44,300
See accompanying notes to condensed consolidated financial statements

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of dollars, except per share amounts)
(unaudited)
	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008

Revenue	$7,612	$9,163	$27,840	$29,393

Cost of goods sold	3,605	3,439	11,399	12,153
Gross profit	4,007	5,724	16,441	17,240

Operating expenses:
Sales and marketing	1,690	1,640	5,600	4,820
Research and product development	1,810	1,701	5,430	5,134
General and administrative	123	1,183	2,451	5,276
Total operating expenses	3,623	4,524	13,481	15,230

Operating income	384	1,200	2,960	2,010

Total other income, net	60	196	221	848

Income from continuing operations before income taxes	444	1,396	3,181	2,858
(Provision) for income taxes	(105)	(335)	(1,104)	(955)
Income from continuing operations	339	1,061	2,077	1,903

Income from discontinued operations, net of tax of $0 and $9, respectively	0	0	0	16

Net income	$339	$1,061	$2,077	$1,919

See accompanying notes to condensed consolidated financial statements

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(in thousands of dollars, except per share amounts)
(unaudited)
	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008

Diluted earnings per common share from continuing operations	$0.04	$0.10	$0.22	$0.18

Diluted earnings per common share from discontinued operations	$0.00	$0.00	$0.00	$0.00

Basic earnings per common share	$0.04	$0.10	$0.22	$0.18
Diluted earnings per common share	$0.04	$0.10	$0.22	$0.18

Basic weighted average shares outstanding	8,914,000	10,651,352	9,308,446	10,818,205
Diluted weighted average shares outstanding	9,032,383	10,747,317	9,420,209	10,921,932

See accompanying notes to condensed consolidated financial statements

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(Unaudited)

	Nine Months Ended
	March 31,	March 31,
	2009	2008
Cash flows from operating activities:
Net income from continuing operations	$2,077	$1,903
Adjustments to reconcile net income from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization expense	532	580
Stock-based compensation	483	551
Write-off of inventory	640	(34)
(Gain) loss on disposal of assets and fixed assets write-offs	(5)	4
(Recovery of) provision for doubtful accounts	(14)	15
Changes in operating assets and liabilities:
Accounts receivable	1,115	837
Deposit - Bond	908	(908)
Deferred taxes	386	-
Note receivable - Ken-A-Vision	38	121
Inventories	(6,887)	(21)
Prepaid expenses and other assets	104	(272)
Accounts payable	1,205	348
Accrued liabilities	(1,654)	497
Income taxes	(954)	(542)
Deferred product revenue	(384)	(666)
Net change in other assets/liabilities	(14)	-
Net cash (used in) provided by operating activities	(2,424)	2,413

Cash flows from investing activities:
Purchase of property and equipment	(716)	(684)
Purchase of intellectual property	-	(49)
Purchase of marketable securities	-	(10,570)
Sale of marketable securities	17,354	17,370
Net cash provided by continuing investing activities	16,638	6,067
Net cash provided by discontinued investing activities	-	16
Net cash provided by investing activities	16,638	6,083

Cash flows from financing activities:
Proceeds from common stock	135	591
Common stock purchased and retired	(6,768)	(3,370)
Tax benefit attributable to exercise of stock options	-	67
Net cash (used in) financing activities	(6,633)	(2,712)

Net increase in cash and cash equivalents	7,581	5,784
Cash and cash equivalents at the beginning of the period	3,327	2,782
Cash and cash equivalents at the end of the period	$10,908	$8,566

See accompanying notes to condensed consolidated financial statements

CLEARONE COMMUNICATIONS, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
 (in thousands of dollars)
(Unaudited)

	Nine Months Ended
	March 31,	March 31,
	2009	2008
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,637	$1,439
Cash paid for interest	$-	$2

Supplemental disclosure of non-cash financing activities:
Exchanged accounts receivable from a vendor with
acccounts payable to the same vendor	$651	$168
Adoption of FIN48	$-	$295
Unrealized gain on available-for-sale investments, net of tax of $408	$686	$-

See accompanying notes to condensed consolidated financial statements

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation

The accompanying interim consolidated financial statements for the three and nine month periods ended March 31, 2009 and 2008 are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of March 31, 2009, the results of operations for the three and nine month periods ended March 31, 2009 and 2008, and the condensed statements of cash flows for the nine months ended March 31, 2009 and 2008. The results of operations for the three and nine month periods ended March 31, 2009 and 2008 are not necessarily indicative of the results for a full-year period.  These interim consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K/A for the year ended June 30, 2008 filed with the Securities and Exchange Commission (the “SEC”).

2.  Inventories

Inventories, net of reserves, consisted of the following as of March 31, 2009 and June 30, 2008 (in thousands):

	March 31,	June 30,
	2009	2008

Raw materials	$1,849	$724
Finished goods	10,796	5,356
Consigned inventory	1,401	1,719
Total inventory	$14,046	$7,799

Our inventory increased approximately $6.2 million from June 30, 2008. During the nine month period ended March 31, 2009 we have built up safety stock of certain of our key products to mitigate stock-outs. Since we outsource the manufacturing of all of our products to third-party manufacturers we have been attempting to mitigate any major negative impact to our business, by building up safety stock, in the event one or more of these manufacturers or suppliers experiences a disruption in their business, particularly in light of the economic downturn. We have also purchased higher volumes of certain component parts in order to take advantage of volume discounts. Additionally, we are in the process of transitioning certain of our manufacturing needs to a larger, more global, and more broadly capable electronic manufacturing services provider. Finally, we also stocked and commenced fulfillment from our Hong Kong facility which we expect will better serve the majority of our international partners and enable us to enhance our profitability by working in what we believe to be a favorable Hong Kong business environment.

Consigned inventory represents inventory at distributors and other customers where revenue recognition criteria have not been achieved.

3.  Stock-based Compensation

Stock-based compensation expense for the three and nine month periods ended March 31, 2009 and 2008 has been allocated as follows (in thousands):

	Three months Ended		Nine months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Cost of goods sold	$-	$23	$41	$63
Sales & marketing	25	17	57	65
Research & development	7	31	22	98
General & administrative	128	108	363	325
Total stock-based compensation	$160	$179	$483	$551

As of March 31, 2009, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, was approximately $718,000. During the nine months ended March 31, 2009 and 2008, we granted 213,500 and 316,500 stock options, respectively.  We use judgment in determining the fair value of the share-based payments on the date of grant using an option-pricing model with assumptions regarding a number of highly complex and subjective variables.  These variables include the risk-free interest rate of the awards, the expected life of the awards, the expected volatility over the term of the awards, the expected dividends of the awards, and an estimate of the amount of awards that are expected to be forfeited.  We use the Black-Scholes option pricing model to determine the fair value of share-based payments granted under SFAS No. 123R and the original SFAS No. 123.

4.  Discontinued Operations

Summary operating results of our discontinued operations are as follows (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Gain on disposal of discontinued operations:
OM Video	$-	$-	$-	$25
Total gain on disposal of discontinued operations	-	-	-	25

Income tax (provision) benefit:
OM Video	$-	$-	$-	$(9)
Total income tax (provision) benefit	-	-	-	(9)

Total income from discontinued operations, net of income taxes:
OM Video	$-	$-	$-	$16
Total income from discontinued operations,
net of income taxes	$-	$-	$-	$16

5.  Shareholders’ Equity

Our shareholders’ equity of $28.8 million at March 31, 2009 declined approximately $3.4 million from June 30, 2008. During the quarter ending September 30, 2008, we repurchased 1,342,620 shares for approximately $6.8 million. The share repurchase was partially offset by comprehensive income for the nine months ending March 31, 2009 of approximately $2.8 million which included an unrealized gain, net of tax, of $686,000 primarily related to our auction rate securities investments.

6.  Income Taxes

During our first nine months of fiscal 2009, we recorded approximately $133,000 related to unrecognized tax benefits that would favorably impact our effective tax rate if recognized.  The total outstanding balance for liabilities related to unrecognized tax benefits at March 31, 2009 was approximately $1.3 million of which $89,000 was associated with interest and penalties. We account for interest expense and penalties for unrecognized tax benefits as part of our income tax provision.

7.  Contingent Liability
As of December 31, 2008, we accrued $3.3 million for legal fees and costs of our contingent liability under indemnification agreements with two former officers who were indicted by the U.S. Attorney’s Office.  As of March 31, 2009, we had paid approximately $2.2 million in legal fees and costs in connection with this contingent liability. During the third fiscal quarter of 2009 and in accordance with generally accepted accounting principles, we reversed approximately $1.1 million of this contingent liability as a result of the February 2009 jury verdict in the federal criminal trial.  As a result of the jury’s conviction of the two former officers on some or all of the crimes with which they were charged – and based on the Court’s instructions to the jury – it is no longer probable that we will be required to pay the $1.1 million amount.  However, both former officers are plaintiffs in pending lawsuits seeking payment of defense expenses in addition to what we have already paid in connection with the criminal proceeding.  As such, additional payments by us are reasonably possible. Additionally, at March 31, 2009, we paid or accrued $245,000 which is being held in a court escrow account pending a determination of reasonableness by the district court in the Flood lawsuit, described under “Legal Proceedings” under Part II of this Form 10-Q.  We are currently appealing the district court’s orders in Flood to the Tenth Circuit.  The amount in this escrow account is classified as a current asset on our balance sheet dated March 31, 2009, but it is reasonably possible that all or a portion of the amount in the escrow will not be returned to us.

8.  Investments

During October 2008 we accepted offers to repurchase our auction rate securities (“ARSs”), at par value, from the two investment banks that sold them to us. Beginning in February 2008, auctions for these securities had not been successful, resulting in our continuing to hold these securities and the issuers paying interest at the maximum contractual rate. Between November 2008 and January 2009, UBS and Morgan Stanley fulfilled their offers and repurchased our ARSs, at par value, totaling approximately $12.2 million.

Prior to our quarter ended December 31, 2008 we recognized unrealized losses in equity securities primarily related to our ARSs. Changes in the unrealized holding gains and losses on our marketable securities are reported as a separate component of accumulated other comprehensive income as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Balance, beginning of period	$36	$-	$(694)	$-
Unrealized holding (losses) gains, in available-for-sale investments	(70)	-	1,094	-
Income tax	26	-	(408)	-
Balance, end of period	$(8)	$-	$(8)	$-

The $8 net unrealized loss at March 31, 2009 is associated with an investment in a corporate bond.

9.  Comprehensive Income

The components of comprehensive income are (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Net income	$339	$1,061	$2,077	$1,919

Other comprehensive income:
Unrealized gain (loss) on available-for-sale investments, net of taxes	8	(764)	686	(764)
Comprehensive Income	$347	$297	$2,763	$1,155

10.  Fair Value Measurements

We adopted SFAS No. 157 “Fair Value Measurements” (as impacted by SFAS 157-2) on July 1, 2008.  This statement defines fair value, establishes a framework to measure fair value, and expands disclosures about fair value measurements.  SFAS 157 defines fair value as the price that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS 157 establishes a fair value hierarchy used to prioritize the quality and reliability of the information used to determine fair values.  Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The fair value hierarchy is classified into the following three categories:

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

As of March 31, 2009, financial assets utilizing Level 1 inputs included short term investment securities traded on active securities exchanges. We did not have any financial assets utilizing Level 2 or Level 3 inputs. We did not have any liabilities that were required to be measured at fair value as of March 31, 2009.

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

The following table provides our financial assets carried at fair value measured on a recurring basis as of March 31, 2009 (in thousands):

	Total Fair Value at March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total

Short-term available-for-sale securities	$830	$830	$-	$-	$830
Total		$830	$-	$-	$830

11.  Subsequent Events

During April 2009, as a result of the jury’s conviction of former officers, Frances Flood and Susie Strohm on some or all of the crimes with which they were charged, and after further discussion with and upon considering the advice of counsel following communication with them and other factors such as the expense, company resources and time necessary to adequately prosecute the claims, we entered into a confidential settlement agreement and dismissed with prejudice our claim for damages against Ernst & Young.

During April 2009, because the conviction of former CEO Frances Flood on multiple counts of securities fraud supported National Union’s rescission defense—asserting that the insurance application Ms. Flood signed and submitted on behalf of the Company contained knowing misrepresentations about the accuracy of the Company’s financials—and after  further discussion with and upon considering the advice of counsel following discussions with them and other factors such as expense, company resources and time necessary to adequately prosecute the claims, we entered into a confidential settlement agreement and dismissed with prejudice all of our claims against National Union. We are currently reviewing the disposition of the cash received from the Lumbermens Mutual settlement, described further under Item 1, “Legal Proceedings” of Part II of this Form 10-Q.

12.  Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  This statement permits entities to choose to measure many financial instruments and certain other items at fair value that were not previously required to be measured at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 requires a business entity to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  An entity may decide whether to elect the fair value option for each eligible item on its election date, subject to certain requirements described in the statement. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We adopted SFAS 159 on July 1, 2008, and elected not to establish the fair market option allowed for financial instruments and certain other items under this statement.

In December 2007, the FASB issued SFAS No. 141R (revised 2007) Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  SFAS 141R is effective for the financial statements issued for fiscal years beginning after December 15, 2008.  We are currently evaluating the potential impact, if any, that this statement may have on our consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 161 Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”).  SFAS 161 requires additional disclosures related to how and why an entity uses derivative instruments and hedges, as well as how derivative instruments and hedges are accounted for in an entity’s financial statements.  SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. We are currently evaluating the potential impact, if any, that this statement may have on our consolidated financial position and results of operations.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements in this report, other than statements of historical fact, are forward-looking statements for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing.  All forward-looking statements included in this report are made as of the date hereof and are based on information available to us as of such date.  We assume no obligation to update any forward-looking statement.   In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,”  “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology.  Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that any such expectations or any forward-looking statement will prove to be correct.  Our actual results will vary, and may vary materially, from those projected or assumed in the forward-looking statements.  Future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, without limitation, product recalls and product liability claims; infringement of our technology or assertion that our technology infringes the rights of other parties; termination of supplier relationships, or failure of suppliers to perform; inability to successfully manage growth; delays in obtaining regulatory approvals, or the failure to maintain such approvals; concentration of our revenue among a few customers, products or procedures; development of new products and technology that could render our products obsolete; market acceptance of new products; introduction of products in a timely fashion; price and product competition, availability of labor and materials, cost increases, and fluctuations in and obsolescence of inventory; volatility of the market price of our common stock; foreign currency fluctuations; changes in key personnel; work stoppage or transportation risks; and other factors referred to in our press releases and reports filed with the SEC, including our Annual Report on Form10-K/A, for the year ended June 30, 2008. All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Additional factors that may have a direct bearing on our operating results are discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K/A for the year ended June 30, 2008.

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

We provide a right of return on product sales to distributors. Accordingly, revenue from product sales to distributors is not recognized until the return privilege has expired, which approximates when product is sold-through to customers of our distributors (dealers, system integrators, value-added resellers, and end-users) rather than when the product is initially shipped to a distributor. We evaluate, at each quarter-end, the inventory in the channel through information provided by certain of our distributors. Although certain distributors provide certain channel inventory amounts, we make judgments and estimates with regard to the amount of inventory in the entire channel, for all customers and for all channel inventory items, and the appropriate revenue and cost of goods sold associated with those channel products. We receive inventory reports from our major distributors who, in the aggregate, have generally accounted for approximately 70% of our total revenue for any given reporting period. These inventory reports include quantities along with each associated part number each distributor has in its inventory on hand at the last day of each reporting period. We extrapolate the information above in order to estimate the entire amount of inventory in our distributor channel at each reporting period. The portion of channel inventory extrapolated based on channel inventory reports provided by our major distributors has generally been less than 20%. The level of inventory in the channel will fluctuate up or down, each quarter, based upon our distributors’ individual operations. Accordingly, each quarter-end revenue deferral is calculated and recorded based upon the underlying, estimated channel inventory at quarter-end. We recognize revenue from distributors when our deferred revenue calculation supports that inventory in the channel has decreased and has thereby been sold out of the distributor channel. We also defer the cost of goods sold associated with the deferred revenue by multiplying the estimated inventory in the channel by our standard cost for each applicable product in the channel. Our standard cost is derived by adding our internal manufacturing overhead costs to the price of the products purchased from our contract manufacturers (we absorb our manufacturing overhead into the carrying cost of our inventory).We periodically audit a limited number of distributors in order to gain a level of confidence in the third party data provided to us. Although these assumptions and judgments regarding total channel inventory revenue and cost of goods sold could differ from actual amounts, we believe that our calculations are indicative of actual levels of inventory in the distribution channel. The amounts of deferred cost of goods sold were included in consigned inventory. The following table details the amount of deferred revenue, deferred cost of goods sold, and deferred gross profit at each quarter end for the 12-month period ended March 31, 2009 (in thousands).

	Deferred Revenue	Deferred Cost of Goods Sold	Deferred Gross Profit

March 31, 2009	$4,163	$1,400	$2,763
December 31, 2008	4,881	1,678	3,203
September 30, 2008	4,432	1,926	2,506
June 30, 2008	4,547	1,719	2,828
March 31, 2008	4,206	1,757	2,449

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

In order to determine what, if any, inventory needs to be written down, we perform a quarterly analysis of obsolete and slow-moving inventory. In general, we write-down our excess and obsolete inventory by an amount that is equal to the difference between the cost of the inventory and its estimated market value if market value is less than cost, based upon assumptions about future product life-cycles, product demand, and market conditions. Those items that are found to have a supply in excess of our estimated demand are considered to be slow-moving or obsolete and the appropriate reserve is made to write-down the value of that inventory to its realizable value. These charges are recorded in cost of goods sold. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory allowances and our gross profit and results of operations could be adversely affected.

Stock-Based Compensation

We account for stock-based compensation in accordance with SFAS No. 123R, Share-Based Payment. Under the fair value recognition provisions of this statement, we measure share-based compensation cost at the grant date based on the value of the award which is recognized as expense over the requisite service period.   Judgment is required in estimating the amount of share-based awards that are expected to be forfeited.  If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

SEASONALITY

Our audio conferencing products revenue has historically been strongest during our second and fourth quarters.   There can be no assurance that any historic sales patterns will continue and, as a result, sales for any prior quarter are not necessarily indicative of the sales to be expected in any future quarter.

ANALYSIS OF RESULTS OF OPERATIONS

Results of Operations for the three months or the third fiscal quarter (“3Q”) and nine months of the fiscal year (“9M”) ended March 31, 2009 and 2008

The following table sets forth certain items from our unaudited condensed consolidated statements of operations (in thousands) for the three and nine months ended March 31, 2009 and 2008, together with the percentage of total revenue which each such item represents:

	Three Months Ended				Nine Months Ended
	(in thousands)				(in thousands)
	March 31,				March 31,
	2009		2008		2009		2008
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Revenue:	$7,612	100%	$9,163	100%	$27,840	100%	$29,393	100%

Cost of goods sold:
Total cost of goods sold	3,605	47%	3,439	38%	11,399	41%	12,153	41%
Gross profit	4,007	53%	5,724	62%	16,441	59%	17,240	59%

Operating expenses:
Sales and marketing	1,690	22%	1,640	18%	5,600	20%	4,820	16%
Research and product development	1,810	24%	1,701	19%	5,430	20%	5,134	17%
General and administrative	123	2%	1,183	13%	2,451	9%	5,276	18%
Total operating expenses	$3,623	48%	$4,524	49%	$13,481	48%	$15,230	52%

Revenue

Revenue for 3Q 2009 decreased 17%, or approximately $1.6 million, compared to 3Q 2008. Our 3Q 2009 revenue was negatively affected by the global decline in technology spending, most notably in North America, in addition to increased pricing pressure. Each of our major product categories were negatively impacted during 3Q 2009 with the exception our personal conferencing products in which we realized slight increases over 3Q 2008.

Revenue for 9M 2009 decreased 5%, or approximately $1.6 million, compared to 9M 2008. The percentage decline during 9M 2009 was less than during 3Q 2009 due to our solid revenue reported in 1Q 2009. During 9M 2009, we realized growth in our personal conferencing products, which increased approximately $500,000 over 9M 2008. This increase was offset by reduced professional, premium, tabletop and furniture product sales which together declined about $1.9 million in 9M 2009 over the same period last year. We also expended an additional $380,000 in marketing related programs (e.g. marketing development funds, rebates, etc.) in 9M 2009 compared to 9M 2008, which are accounted for as a reduction in revenue.

We evaluate, at each quarter-end, the inventory in the channel through information provided by certain of our distributors.  The level of inventory in the channel will fluctuate up or down, each quarter, based upon our distributors’ individual operations.  Accordingly, each quarter-end revenue deferral is calculated and recorded based upon the underlying, estimated channel inventory at quarter-end.  See “Revenue and Associated Allowance for Revenue Adjustments and Doubtful Accounts” under Item 2 of Part I of this report on Form 10-Q. During 3Q 2009 and 2008, the net change in deferred revenue based on the net movement of inventory in the channel was a net recognition of $718,000 and $774,000 in revenue, respectively. In 9M 2009 and 2008, the net change in deferred revenue based on the net movement of inventory in the channel was a recognition of $384,000 and $666,000 in revenue, respectively.

Costs of Goods Sold and Gross Profit

Costs of goods sold include expenses associated with finished goods purchased from contract manufacturers, in addition to other operating expenses which include material and direct labor, our manufacturing and operations organization, property and equipment depreciation, warranty expense, freight expense, royalty payments, and the allocation of overhead expenses.

Our gross profit margin (GPM), which is gross profit as a percentage of sales, was 53% and 62% in 3Q 2009 and 3Q 2008, respectively. GPM was negatively impacted in 3Q 2009 as a result of  writing-down our inventory by approximately $690,000, due to the slow or non-movement of certain items included in our inventory.

Despite the lower GPM in Q3 2009, our GPM for 9M 2009 was 59%, the same as 9M 2008. During the first nine months of fiscal 2009 we did not have similar levels of inventory obsolescence reserve requirements. Additionally our 9M 2009 GPM was positively impacted from (1) selective channel price increases made during 9M 2009, (2) certain of our new products having higher gross margins and (3) lower production costs for several of our products.

Operating Expenses

3Q 2009 operating expenses were about $3.6 million, a decrease of $900,000, or 20%, from $4.5 million in 3Q 2008.  9M 2009 operating expenses were $13.5 million, a decrease of $1.7 million, or 11%, from $15.2 million for 9M 2008. The following is a more detailed discussion of expenses related to sales and marketing, general and administrative, and research and development.

Sales and Marketing expenses.  S&M expenses include selling, customer service, and marketing expenses such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses.  3Q 2009 S&M expenses increased slightly by approximately $50,000, or 3%, to $1.7 million compared to 3Q 2008 expenses of approximately $1.65 million. As a percentage of revenue, 3Q 2009 and 2008 S&M expenses were 22% and 18%, respectively.  The 3Q 2009 increase in S&M expenses over 3Q 2008 was due primarily to increased sales commissions paid to independent manufacturer sales representatives. During 1Q 2009, we began paying certain independent sales representatives commissions directly. These were formerly paid by certain of our distributors and are partially offset by a channel price increase to these distributors. This increase was partially offset by lower commission payments made to our directly employed sales representatives associated with our lower 3Q 2009 revenue.

9M 2009 S&M expenses increased about $780,000, or 16%, to $5.6 million compared to 9M 2008 expenses of $4.8 million. As a percentage of revenues, 9M 2009 and 2008 marketing and selling expenses were 20% and 16%, respectively. The 9M 2009 increase in S&M expenses over 9M 2008 is due primarily to the payment of commissions to certain independent sales representatives which were formerly paid by certain of our distributors and to a lesser extent to higher payroll and related expenses associated with higher S&M headcount.

Research and Development expenses.  R&D expenses include research and development and product line management, including employee-related costs, outside services, expensed materials and depreciation, and an allocation of overhead expenses.  3Q 2009 R&D expenses increased $109,000, or 6%, to $1.8 million compared to 3Q 2008 expenses of $1.7 million. As a percentage of revenue, 3Q 2009 and 2008 R&D expenses were 24% and 19%, respectively. The 3Q 2009 increase was due primarily to higher payroll and related expenses associated with higher R&D headcount.

9M 2009 R&D expenses increased approximately $300,000, or 6%, to $5.4 million compared with 9M 2008 expenses of $5.1 million.  The 9M 2009 increase in R&D expenses was also due to higher payroll and related expenses associated with higher R&D headcount and higher specific R&D project spending.

General and Administrative expenses.  G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs and corporate administrative costs, including finance, information technology and human resources. 3Q 2009 G&A expenses decreased significantly to $123,000 compared with 3Q 2008 expenses of $1.2 million. 3Q 2009 and 2008 G&A expenses were 2% and 13% of sales, respectively. During 3Q 2009 and in accordance with generally accepted accounting principles, we reversed the approximate $1.1 million balance of a contingent liability associated with the indemnification agreements with two former officers. Refer to the Legal Proceedings section in Part II of this report on Form 10-Q for additional information. The contingent liability reversal was partially offset by an approximate $150,000 write-off of bad debt associated with an Asia Pacific distributor the company terminated during 3Q 2009.

9M 2009 G&A expenses decreased $2.8 million, or 54%, to $2.5 million compared to 9M 2008 expenses of $5.3 million. 9M 2009 and 2008 G&A expenses were 9% and 18% of sales, respectively. The significant 9M 2009 decrease was primarily due to the $1.1 million contingent liability balance reversed in 3Q 2009 discussed above in addition to the 9M 2008 estimation and establishment of an approximate $2.1 million accrual for a contingent liability. Also, during 9M 2008 we paid Edward D. Bagley, our former director and Chairman, $200,000 upon his resignation and in consideration for his service as a director of the Company since 1994. These items were partially offset by the Q3 2009 write-off of bad debt discussed above and higher legal fees primarily associated with a lawsuit filed against us by two former officers (and counsel for one of them).

Operating income.  3Q 2009 operating income was $384,000 compared to $1.2 million in 3Q 2008.  The 3Q 2009 operating income decrease of approximately $816,000 was due to lower revenue and associated gross profit during 3Q 2009 partially offset by the lower operating expenses discussed above.

The 9M 2009 operating income increase of approximately $950,000 was primarily a result of the $1.8 million lower operating expenses discussed above, partially offset by lower revenue and associated gross profit.

Other income, net.  Other income, net, includes interest income, interest expense, capital gains, gain (loss) on the disposal of assets, and currency gain (loss).  3Q 2009 other income was $60,000 compared to $196,000 in 3Q 2008. The $136,000 decrease in 3Q 2009 was due primarily to our lower cash and investment balances in addition to lower interest rates on our investments compared to the same period last year.

9M 2009 other income was $221,000 compared to $848,000 in 9M 2008. The $627,000 decrease in 9M 2009 was also due primarily to our lower cash and investment balances in addition to lower interest rates on our investments compared to the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $2.4 million in 9M 2009, a decrease of $4.8 million from the net cash provided by operating activities of $2.4 million in 9M 2008.  The year-over-year decrease can be attributed primarily to an additional $7.3 million used in 9M 2009 to purchase inventory to build up inventory levels primarily to mitigate supply chain risk and associated stock-outs as we transition to a larger, more global and capable electronic manufacturing services provider, to supply our new Asia Pacific Support Center in Hong Kong in addition to taking advantage of volume discounts. The 9M 2009 decrease was partially offset by an approximate $640,000 increase in our inventory obsolescence reserve associated with slower and non-moving inventory in addition to an approximate $1.3 million increase in other working capital.

Net cash flows provided by investing activities were approximately $16.6 million in 9M 2009, an increase of approximately $10.6 million from 9M 2008. During 9M 2009, we converted approximately $5.2 million of marketable securities to cash to fund our 1Q 2009 repurchase of common stock. We also converted an additional $12.2 million of marketable securities to cash and equivalents to invest in cash equivalent investments, primarily certificates of deposit, and to support our cash used in operating activities during 9M 2009.

Net cash used in financing activities in 9M 2009 totaled $6.6 million primarily related to our 1Q 2009 repurchase of 1,342,620 shares of common stock.  Net cash used in financing activities in 9M 2008 totaled $2.7 million and was attributed to our repurchase of approximately 600,000 shares of common stock for $3.4 million, partially offset by the receipt of $591,000 from the exercise of stock options and $67,000 related to the tax benefit attributable to the exercise of those stock options.

Additionally in 9M 2009, we paid approximately $1.4 million in income taxes and exchanged $651,000 of accounts receivable from a vendor with accounts payable to the same vendor.

During October 2008, we accepted offers to repurchase our Auction Rate Securities (ARSs), at par value, from the two investment banks that sold them to us. Between November 2008 and January 2009, UBS and Morgan Stanley fulfilled their offers and repurchased our ARSs, at par value, totaling approximately $12.2 million.

We currently believe that our present sources of liquidity and capital are adequate for our operating needs within the next eighteen months, as we currently have no known material trends or uncertainties related to cash flow, capital resources or liquidity. However no assurance can be given that changes will not occur that would consume available capital resources at a rate more rapidly than anticipated and we may need or want to raise additional debt or equity financing to fund our operations within this period of time.

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

Item 4.  CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2009 was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

There was no change in our internal control over financial reporting during the quarter ended March 31, 2009 that materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Legal Proceedings.  In addition to the legal proceedings described below, we are also involved from time to time in various claims and other legal proceedings which arise in the normal course of business. Such matters are subject to many uncertainties and outcomes that are not predictable.

Former Officer Indemnification. On July 25, 2007, the U.S. Attorney’s Office for the District of Utah indicted two of our former officers, Frances Flood and Susie Strohm, for allegedly causing us to issue materially misstated financial statements for our 2001 and 2002 fiscal years.  On January 31, 2008, the U.S. Attorney’s Office filed a superseding indictment further alleging perjury in connection with the prior investigation by the SEC into the alleged misstatements.  The federal criminal trial of both former officers commenced on February 2, 2009 and the jury rendered its verdict on February 27, 2009.  Frances Flood was convicted on 9 counts, including conspiracy to willfully falsify our books and records, willfully making false statements in quarterly and annual reports, willfully making and causing to be made misleading and false statements to our accountants in connection with the accountants’ audits, federal securities fraud, and perjury in connection with testimony given under oath in an official proceeding brought by the SEC in 2003.  Susie Strohm was convicted on 1 count of perjury in connection with testimony given under oath in an official proceeding brought by the SEC in 2003.

In December 2003, we entered into indemnification agreements with each former officer, requiring payment of all reasonable attorney’s fees and costs incurred in defending against the charges in certain circumstances consistent with and subject to limitations under applicable law.  On August 21, 2008, Ms. Strohm and Dorsey & Whitney LLP, filed a lawsuit in the Third Judicial District Court in Salt Lake City, Utah seeking a declaratory judgment and injunctive relief to compel us to continue to advance Ms. Strohm’s attorney’s fees and costs to defend against the charges, plus interest for amounts previously requested and not paid.  Also on August 21, 2008, Ms. Flood filed a lawsuit in Federal District Court for the District of Utah seeking similar relief.  To date, we have paid approximately $2.2 million in attorney’s fees and costs to defend against the charges.  As of April 30, 2009, these former officers have requested advancement of approximately an additional $1.3 million in legal fees and costs, which amounts we have not paid.  On January 12, 2009, the Federal District Court in the Flood lawsuit issued a preliminary injunction requiring us (1) to pay 60% of Ms. Flood’s legal fees and costs in the criminal proceeding to Ms. Flood’s attorneys (as reflected in the invoices submitted by Flood’s attorneys), and (2) to pay the remaining 40% of Ms. Flood’s legal fees and costs into a court escrow account.  Pursuant to the Court’s order, the Court intends to make a reasonability determination concerning these fees and costs and the Court’s order states that “[t]o the extent fees or costs are found to be unreasonable, the monies held in escrow shall be refunded to ClearOne.”  Pursuant to the Court’s order, we paid approximately $368,000 to Ms. Flood’s attorneys and approximately $245,000 into the Court’s escrow.  Our appeal of the Court’s order is currently pending.

Theft of Intellectual Property and Copyright Complaints.   During January 2007, we filed a lawsuit in the Third Judicial Court, Salt Lake County, state of Utah, against WideBand Solutions, Inc. and certain other parties, alleging, among other things, misappropriation of trade secrets, breach of contract, conversion, unjust enrichment, and intentional interference with business and contractual relations. On November 5, 2008, the jury returned a verdict in our favor on certain of our claims against certain of the defendants. Subsequently, each of the parties including WideBand Solutions, Inc., (“WideBand”), Wideband’s three principals, Versatile DSP, Inc. and Biamp Systems, Inc. (collectively the “defendants”) made various requests for modification of the jury’s verdict and for other relief, including our request for a permanent injunction against the defendants.  On April 8, 2009 the court issued a permanent injunction order against all of the defendants.  Specifically, the WideBand defendants were prohibited from any further use of our trade secrets, barred from using any of the trade names associated with products that had been found to have used our trade secrets, and ordered that the WideBand defendants provide a copy of the permanent injunction to future employers, potential licensors and anyone interested in acquiring WideBand’s assets.  Biamp was ordered to destroy and not to use any of the object code that it had previously licensed from WideBand.  On April 20, 2009 the court issued a ruling on the parties’ post-verdict motions. Among other things, the court affirmed the jury’s finding that all of the defendants had acted willfully and maliciously in misappropriating our trade secrets, denied our request for prejudgment interest, and denied defendants’ post-trial requests to set aside the verdict.  The court also ruled that our fiduciary duty claims against Andrew Chiang and Jun Yang were pre-empted by the trade secret act, reducing the damage awards against these two defendants, but also increasing the award against Biamp Systems, Inc. from about $1.6 million to about $3.6 million.  On April 21, 2009, the court entered a final Judgment in our favor in the amount of approximately $9.7 million.  While we intend to vigorously pursue collection of the damage awards, there can be no assurance that we will ultimately collect on all or a portion of the award.  Furthermore, the jury’s verdict and damage awards are subject to post-judgment challenges and appeal by one or more of the defendants.

The Shareholder Derivative Actions. Between March and August 2003, four shareholder derivative actions were filed in the Third Judicial District Court of Salt Lake County, State of Utah, by certain of our shareholders against various present and past officers and directors and against Ernst & Young.  The complaints asserted allegations similar to those asserted in the SEC complaint that was filed on January 15, 2003 with regard to alleged improper revenue recognition practices and the shareholders’ class action that was filed on June 30, 2003, and also alleged that the defendant directors and officers violated their fiduciary duties to us by causing or allowing us to recognize revenue in violation of U.S. GAAP and to issue materially misstated financial statements. The complaint further alleged that Ernst & Young breached its professional responsibilities to us and acted in violation of U.S. GAAP and generally accepted auditing standards by failing to identify or prevent the alleged revenue recognition violations and by issuing unqualified audit opinions with respect to our fiscal 2002 and 2001 financial statements.  One of these actions was dismissed without prejudice during June 2003.  As to the other three actions, our Board of Directors appointed a special litigation committee of independent directors to evaluate the claims.  The special committee determined that the maintenance of the derivative proceedings against the individual defendants was not in our best interests. Accordingly, during December 2003, we moved to dismiss those claims.  During March 2004, our motions were granted, and the derivative claims were dismissed with prejudice as to all defendants except Ernst & Young. We were substituted as the plaintiff in the action and pursued in our own name the claims against Ernst & Young.

During April 2009, as a result of the jury’s conviction of former officers, Frances Flood and Susie Strohm on some or all of the crimes with which they were charged, and after further discussion with and upon considering the advice of counsel following communication with them and other factors such as the expense, company resources and time necessary to adequately prosecute the claims, we entered into a confidential settlement agreement and dismissed with prejudice our claim for damages against Ernst & Young.

The Insurance Coverage Action. During February  2004, we and Edward Dallin Bagley (“Bagley”), one of our former directors and a significant shareholder, jointly filed an action in the United States District Court for the District of Utah, Central Division, against National Union Fire Insurance Company of Pittsburgh, Pennsylvania (“National Union”) and Lumbermens Mutual Insurance Company (“Lumbermens Mutual”), the carriers of certain prior period directors and officers’ liability insurance policies, to recover the costs of defending and resolving claims against certain of our present and former directors and officers in connection with the SEC complaint filed on January 15, 2003, the shareholders’ class action filed on June 30, 2003, and the shareholder derivative actions described above, and seeking other damages resulting from the refusal of such carriers to timely pay the amounts owing under such liability insurance policies. In February 2005, we entered into a confidential settlement agreement with Lumbermens Mutual pursuant to which we and Bagley received a lump-sum cash amount and the plaintiffs agreed to dismiss their claims against Lumbermens Mutual with prejudice.  The cash settlement has been held in a segregated account until the claims involving National Union were resolved.

During April 2009, because the conviction of former CEO Frances Flood on multiple counts of securities fraud supported National Union’s rescission defense—asserting that the insurance application Ms. Flood signed and submitted on behalf of the Company contained knowing misrepresentations about the accuracy of the Company’s financials—and after  further discussion with and upon considering the advice of counsel following discussions with them and other factors such as expense, company resources and time necessary to adequately prosecute the claims, we entered into a confidential settlement agreement and dismissed with prejudice all of our claims against National Union. We are currently reviewing the disposition of the cash received from the Lumbermens Mutual settlement.

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

ClearOne Communications, Inc., a Utah corporation

May 14, 2009	By:	/s/ Zeynep Hakimoglu
Zeynep Hakimoglu
President and Chief Executive Officer
(Principal Executive Officer)

May 14, 2009	By:	/s/ Greg A. LeClaire
Greg A. LeClaire
Chief Financial Officer
(Principal Financial and Accounting Officer)