Form 10-K/A
period 2008-06-30
CLEARONE COMMUNICATIONS INC
filed 2009-10-06
CIK 840715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No.2)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 001-33660

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.Yes ☐ No ☒

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

EXPLANATORY NOTE

ClearOne Communications, Inc., (the “Company) is filing this Amendment No. 2 on Form 10-K/A to amend our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, as filed with the Securities and Exchange Commission (“SEC”) on September 10, 2008 (the “Original Filing”).  This Amendment No. 2 is filed for the purposes stated below.

a)	Item 9A(T) has been modified in entirety to disclose management’s revised conclusion on the effectiveness of our disclosure controls.

b)	As previously reported management determined that the Company incorrectly deferred revenue and associated costs during the fiscal years beginning 2004 through 2008

The Company provides a right of return on product sales to distributors. The revenue from product sales to distributors is not recognized until the return privilege has expired, which approximates when the product is sold through to customers of the Company's distributors, rather than when the product is initially shipped to a distributor. The Company estimated at each quarter-end the amount of revenue and costs to be deferred based on the channel inventory information provided by certain distributors. Although only certain distributors provided channel inventory amounts, the Company made estimates with regard to the amount of inventory in the entire channel for all distributors and for all channel inventory items based on information provided by certain distributors. The Company corrected the deferral method to defer revenue and associated costs based on the actual channel inventory items reported by the distributors and other channel partners. Further, with respect to distributors and other channel partners not reporting the channel inventory, the revenue and associated costs are deferred until the Company receives payment for the product sales made to such distributors or channel partners.

The adjustments contained in the restated financial statements primarily relate to revenue and cost of goods sold and consequently income (loss) from continuing operations before and after tax, deferred product revenue, and consigned inventory for the fiscal years beginning 2004 through 2008. The adjustments affected elements of cash flow from operations but did not have any impact on previously reported net cash flow from operations.  See Note 21 to the Notes to the Consolidated Financial Statements for more details on the adjustments and the related financial statement effect for the fiscal years 2008, 2007 and 2006. Item 6 (Selected Financial Data) incorporates restated financial data for fiscal years 2004 through 2008.

c)
In addition to the above, additional disclosures have been provided under Management’s Discussion and Analysis of Financial Condition and Results of Operations, accounting policy on revenue recognition and note related to income tax.

This Form 10-K/A-2 sets forth the Original Filing in its entirety. Except as otherwise noted herein, this Form 10-K/A-2 continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Filing, other than the restatement, and such forward-looking statements should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Filing.

As a result of these modifications, the certifications pursuant to the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Amendment No. 2

Item 1 (Business), Item 1A (Risk Factors), Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), Item 6 (Selected Financial Data), Item 8 (Financial Statements and Supplemental Data) and Item 9AT (Controls and Procedures) have been amended from the Original Filing as a result of the restatement.

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

In fiscal 2008, approximately $27.4 million, or 70 percent, of our total product sales were generated in the United States and product sales of approximately $11.4 million, or 30 percent, were generated outside the United States. Revenue from product sales to customers outside of the United States accounted for approximately 29 percent of our total product sales from continuing operations for fiscal 2007 and 28 percent for fiscal 2006. We sell our products in more than 70 countries worldwide. We anticipate that the portion of our total product revenue from international sales will continue to increase as we further enhance our focus on developing new products, establishing new channel partners, strengthening our presence in key growth areas, complying with regional environmental regulatory standards, and improving product localization with country-specific product documentation and marketing materials.

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

Customers

We do not believe that any end-user accounted for more than 10 percent of our total revenue during fiscal 2008, 2007, or 2006. In fiscal 2008, revenues included sales to three distributors that represented approximately 60 percent of total revenue. Each of these three distributors, NewComm Distributing, Starin Marketing and VSO Marketing,  accounted for more than 10 percent of consolidated revenue. As discussed above, these distributors facilitate product sales to a large number of resellers, and subsequently to their end-users. Nevertheless, the loss of one or more distributors could reduce revenue and have a material adverse effect on our business and results of operations. As of June 30, 2008, our shipped orders on which we had not recognized revenue were $5.8 million and our backlog of unshipped orders was $1.1 million.

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

We defer recognition of revenue from product sales to distributors until the return privilege has expired, which approximates when product is sold-through to customers of our distributors. We evaluate, at each quarter-end, the inventory in the channel through information provided by our distributors. We use this information to determine the amount of inventory in the channel, and the appropriate revenue and cost of goods sold associated with those channel products. We cannot guarantee that the third party data, as reported, or that our assumptions and judgments regarding total channel inventory revenue and cost of goods sold will be accurate. We periodically audit a limited number of distributors.

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

	Years Ended June 30,
	2008		2007	2006	2005	2004
	(in thousands of dollars, except per share data)
Operating results(1):
Revenue	$38,758		$39,783	$34,528	$28,754	$26,727
Costs and expenses:
Cost of goods sold	16,204		17,637	16,852	12,608	15,409
Sales & Marketing	6,673		7,791	7,866	9,070	8,497
Research and product development	7,070		7,535	8,299	5,305	4,237
General and administrative	7,669		3,091	5,108	5,489	6,767
Settlement in shareholders' class action	-		-	(1,205)	(2,046)	4,080
Impairment losses	-		-	-	180	-
Restructuring charge	-		-	-	110	-
Operating income (loss)	1,142		3,729	(2,392)	(1,962)	(12,263)
Other income (expense), net	1,005		1,523	1,016	318	(261)
Income (loss) from continuing operations before income taxes	2,147		5,252	(1,376)	(1,644)	(12,524)
Benefit (provision) for income taxes	3,096		(457)	1,005	3,370	964
Income (loss) from continuing operations	5,243		4,795	(371)	1,726	(11,560)
Income from discontinued operations, net of tax	16		422	2,156	14,128	2,015
Net income (loss)	$5,259		$5,217	$1,785	$15,854	$(9,545)

Earnings (loss) per common share:
Basic earnings (loss) from continuing operations	$0.49		$0.42	$(0.03)	$0.15	$(1.05)
Diluted earnings (loss) from continuing operations	$0.49		$0.41	$(0.03)	$0.14	$(1.05)
Basic earnings from discontinued operations	$0.00		$0.04	$0.18	$1.26	$0.18
Diluted earnings from discontinued operations	$0.00		$0.04	$0.18	$1.15	$0.18
Basic earnings (loss)	$0.49		$0.45	$0.15	$1.42	$(0.86)
Diluted earnings (loss)	$0.49		$0.45	$0.15	$1.29	$(0.86)
Weighted average shares outstanding:
Basic	10,694,401		11,497,773	11,957,756	11,177,406	11,057,896
Diluted	10,798,281		11,575,721	12,206,618	12,332,106	11,057,896

	As of June 30,
	2008		2007	2006	2005	2004

Financial data:
Current assets	$29,555		$38,389	$39,729	$34,342	$26,553
Long-term Securities	11,168	(2)	-	-	-	-
Total assets	44,970		41,135	41,391	37,484	31,507
Long-term debt, net of current maturities	-		-	-	-	240
Capital leases, net of current maturities	-		-	-	-	2
Total shareholders' equity	31,562		30,257	30,223	25,033	9,348

(1)
The above financial data were restated as more fully described under Note 21 to the Consolidated Financial Statements included in Item 8 of this Form 10-K/A-2. The above restatement was not made for deferred revenue or associated costs related to discontinued operations.

(2)
During 2008 we reclassified approximately $11.2 million of auction rate securities from a current to long-term asset on our balance sheet. We believe it is probable that we will be able to collect all amounts due according to the contractual terms of the investments.

Quarterly Financial Data (Unaudited)

The following table is a summary of unaudited quarterly financial information for the years ended June 30, 2008 and 2007.

	Fiscal 2008 Quarters Ended
	Sept. 30	Dec. 31	Mar. 31	June 30	Total
	(in thousands of dollars, except per share data)
Revenue	$9,770	$10,453	$8,963	$9,572	$38,758
Cost of goods sold	(4,415)	(4,150)	(3,610)	(4,029)	(16,204)
Sales & Marketing	(1,601)	(1,578)	(1,640)	(1,854)	(6,673)
Research and product development	(1,756)	(1,678)	(1,701)	(1,935)	(7,070)
General and administrative	(2,895)	(1,198)	(1,183)	(2,393)	(7,669)
Other income, net	341	311	196	157	1,005
Income (loss) from continuing operations before income taxes	(556)	2,160	1,025	(482)	2,147
(Provision for) benefit from income taxes	(171)	(449)	(335)	4,051	3,096
Income (loss) from continuing operations	(727)	1,711	690	3,569	5,243
Income from discontinued operations	15	1	-	-	16
Net income (loss)	$(712)	$1,712	$690	$3,569	$5,259

Basic income (loss) earnings per common share:
Continuing operations	$(0.07)	$0.16	$0.06	$0.35	$0.49
Discontinued operations	0.00	0.00	-	-	0.00
Basic income (loss) earnings per common share	$(0.06)	$0.16	$0.06	$0.35	$0.49
Diluted income (loss) earnings per common share:
Continuing operations	$(0.07)	$0.16	$0.06	$0.34	$0.49
Discontinued operations	0.00	0.00	-	-	0.00
Diluted income (loss) earnings per common share	$(0.06)	$0.16	$0.06	$0.34	$0.49

	Fiscal 2007 Quarters Ended
	Sept. 30	Dec. 31	Mar. 31	June 30	Total
	(in thousands of dollars, except per share data)
Revenue	$9,891	$9,442	$9,743	$10,707	$39,783
Cost of goods sold	(4,643)	(4,495)	(4,223)	(4,276)	(17,637)
Sales & Marketing	(1,918)	(1,789)	(2,004)	(2,080)	(7,791)
Research and product development	(2,079)	(1,855)	(1,848)	(1,753)	(7,535)
General and administrative	(809)	(688)	(763)	(831)	(3,091)
Other income, net	332	320	577	294	1,523
Income from continuing operations before income taxes	774	935	1,482	2,061	5,252
Benefit from (provision for) income taxes	19	(155)	(167)	(154)	(457)
Income from continuing operations	793	780	1,315	1,907	4,795
Income from discontinued operations	37	4	263	118	422
Net income	$830	$784	$1,578	$2,025	$5,217

Basic income earnings per common share:
Continuing operations	$0.07	$0.07	$0.12	$0.18	$0.42
Discontinued operations	0.00	0.00	0.02	0.01	0.04
Basic income earnings per common share	$0.07	$0.07	$0.14	$0.19	$0.45
Diluted income earnings per common share:
Continuing operations	$0.06	$0.07	$0.12	$0.17	$0.41
Discontinued operations	0.00	0.00	0.02	0.01	0.04
Diluted income earnings per common share	$0.07	$0.07	$0.14	$0.18	$0.45

The above financial data were restated as more fully described under Note 21 to the Notes to the Consolidated Financial Statements. The above restatement was not made for deferred revenue or associated costs related to discontinued operations.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations gives effect to the restatement discussed in Note 21 of the Notes to Consolidated Financial Statements.

The following discussion should be read in conjunction with our consolidated financial statements and related notes included in this report, as well as the Company’s other filings with the SEC. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions, as set forth under “Disclosure Regarding Forward-Looking Statements.” Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the following discussion and under the caption “Risk Factors” in Item 1A and elsewhere in this report. Unless otherwise indicated, all references to a year reflect our fiscal year that ends on June 30.

OVERVIEW

The Company develops, manufactures, markets, and services a comprehensive line of high-quality audio conferencing products. The products range from personal conferencing products to tabletop conferencing phones to professionally installed audio systems. The Company also manufactures and sells conferencing furniture. Our products are used by organizations of all sizes to accomplish effective group communication. Our end-users range from some of the world’s largest and most prestigious companies and institutions to small and medium-sized businesses, educational institutions, and government organizations as well as individual consumers. We sell our products to these end-users primarily through a network of independent distributors who in turn sell our products to dealers, systems integrators, and value-added resellers. The Company also sells products on a limited basis directly to dealers, systems integrators, value-added resellers, and end-users.

The Company derives a major portion (about 70%) of its revenue from North America. Despite the slow down in the U.S. economy during the fiscal year 2008, the Company was able to maintain nearly the same revenue as it had in the previous fiscal year.

The conferencing products market is characterized by intense competition and rapidly evolving technology.  Our competitors vary within each product category. The Company continues to enjoy the leadership position with respect to professionally installed audio category and was able to expand its market share of personal conferencing products. However we face significant competition in premium and tabletop categories due to price pressures, evident from the decline in premium and tabletop revenues.

Our financial performance improved as a result of enhanced product cost efficiencies, selective channel price increases and lower sales and marketing expenses, a consequence of the realignment of our sales management team for more effective territory coverage. The fiscal 2008 financial results included the reversal of a $4.7 million valuation allowance recorded against deferred tax assets and a $3.3 million accrual for a contingent liability associated with indemnification agreements with two former officers.

During the fiscal year 2008, the Company repurchased 835,000 shares of its common stock at a total cost of approximately $4.3 million in open market and private block transactions.

DISCUSSION OF OPERATIONS

Results of Operations

The following table sets forth certain items from our consolidated statements of operations for the fiscal years ended June 30, 2008, 2007, and 2006, together with the percentage of total revenue which each such item represents.

	Year Ended June 30,
	2008		2007		2006
	(in thousands of dollars)
		% of Revenue		% of Revenue		% of Revenue

Revenue	$38,758	100.0%	$39,783	100.0%	$34,528	100.0%
Cost of goods sold	16,204	41.8%	17,637	44.3%	16,852	48.8%
Gross profit	22,554	58.2%	22,146	55.7%	17,676	51.2%
Operating expenses (benefit):
Sales & Marketing	6,673	17.2%	7,791	19.6%	7,866	22.8%
Research and product development	7,070	18.2%	7,535	18.9%	8,299	24.0%
General and administrative	7,669	19.8%	3,091	7.8%	5,108	14.8%
Settlement in shareholders' class action	-	0.0%	-	0.0%	(1,205)	-3.5%
Total operating expenses	21,412	55.2%	18,417	46.3%	20,068	58.1%
Operating income (loss)	1,142	2.9%	3,729	9.4%	(2,392)	-6.9%
Other income, net	1,005	2.6%	1,523	3.8%	1,016	2.9%
Income (loss) from continuing operations before income taxes	2,147	5.5%	5,252	13.2%	(1,376)	-4.0%
Benefit from (provision for) income taxes	3,096	8.0%	(457)	-1.1%	1,005	2.9%
Income (loss) from continuing operations	5,243	13.5%	4,795	12.1%	(371)	-1.1%
Income from discontinued operations, net of tax	16	0.0%	422	1.1%	2,156	6.2%
Net income	$5,259	13.6%	$5,217	13.1%	$1,785	5.2%

The following is a discussion of our results of operations for our fiscal years ended June 30, 2008, 2007, and 2006. All items are discussed on a consolidated basis.

Revenue

Our revenues were $38.8 million for the fiscal year ended June 30, 2008 (“2008”) compared to revenues of $39.8 million and $34.5 million for the fiscal years ended June 30, 2007 (“2007”) and June 30, 2006 (“2006”), respectively.

Revenue during 2008 decreased $1.0 million or 3 percent from 2007 and increased $4.2 million or 12 percent over 2006. The decrease in revenue in 2008 from 2007 was due primarily to declines in our professional, premium, tabletop, conferencing furniture and conferencing accessories products which collectively decreased approximately $1.1 million partially offset by a collective increase of approximately $50,000 in our personal conferencing products. The competitive pressures in the tabletop category are not expected to ease while the outlook for personal conferencing products remains promising.

The $4.2 million increase in revenue in 2008 over 2006 was due to continued growth in our professional conferencing products which increased approximately $4.6 million in 2008 over 2006. We also realized growth in our tabletop and personal conferencing products which collectively increased about $780,000 in 2008 from 2006. These increases were partially offset by declines in our premium conferencing, conferencing furniture, configuration services, and other products which collectively decreased by about $1.2 million.

We evaluate, at each quarter-end, the inventory in the channel through information provided by certain of our distributors. The level of inventory in the channel will fluctuate up or down, each quarter, based upon our distributors’ individual operations. Accordingly, each quarter-end revenue deferral is calculated and recorded based upon the underlying channel inventory at quarter-end. During the fiscal years ended June 30, 2008 and 2007, the change in deferred revenue based on the movement of inventory in the channel was a (deferral) recognition of ($670,000) and $946,000 in revenue, respectively.

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

Our 2008 gross profit was $22.6 million compared to $22.1 million in 2007 and $17.7 million in 2006. Gross profit margins (“GPM”), gross profit as a percentage of sales, were 58.2, 55.7 and 51.2 percent in 2008, 2007 and 2006, respectively.

Despite the  $1.0 million revenue decrease in 2008 from 2007, we achieved a $400,000 increase in gross profit and 2.5 percent GPM increase over the same period due primarily to the 2008 mix and magnitude of higher margin professional installed audio products, selective channel price increases in effect for all of 2008 and lower costs on several of our products realized from a combination of new product designs optimized for, among other things, lower manufacturing costs in addition to negotiating lower prices with certain of our outsourced manufacturing partners. However, we believe that the overall gross margin will decline in the near future as expected increases in the revenue of lower margin products would outpace the growth of higher margin professionally installed audio products. 2008 gross profit was $4.9 million higher and GPM increased 7.0 percent over 2006 due to a 2008 mix of higher margin products, a significant decrease in inventory cost variances and product write-off’s from 2006 and the selective price increases and lower product costs discussed above.

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

Sales and Marketing. S&M expenses include selling, customer service, and marketing expenses such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses. Total S&M expenses were $6.7 million in 2008 compared to $7.8 million in 2007 and $7.9 million in 2006. As a percentage of revenues, S&M expenses were 17.2 percent in 2008 compared to 19.6 percent in 2007 and 22.8 percent in 2006. 2008 S&M expenses were about $1.1 million or 14 percent lower than 2007 due primarily to lower labor and related expenses which demonstrated our ability to leverage existing S&M resources to generate a solid revenue result. 2008 S&M expenses were approximately $1.2 million lower than 2006 also due to a decrease of approximately $1.4 million of labor and related expenses partially offset by higher marketing related expenses.

Research and Development. R&D expenses include research and development, product line management, engineering services, and test and application expenses, including employee-related costs, outside services, expensed materials, depreciation, and an allocation of overhead expenses. Total R&D expenses were $7.1 million in 2008 compared to $7.5 million in 2007 and $8.3 million in 2006. As a percentage of revenues, R&D expenses were 18.2 percent in 2008 compared to 18.9 percent in 2007 and 24.0 percent in 2006. 2008 R&D expenses decreased approximately $500,000 from 2007 due to lower project specific R&D costs, primarily related to our early fiscal 2008 completion and launch of our Converge Pro line of professional conferencing products. The 2008 decrease in R&D expenses of $1.2 million from 2006 was due to lower labor and related expenses and outside engineering expenses of approximately $900,000 in addition to lower R&D project specific expenses of about $400,000 each of which were related to ongoing R&D efforts including bringing our the majority of our products into compliance with environmental directives.

General and Administrative G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs and corporate administrative costs, including finance and human resources. Total G&A expenses were $7.7 million in 2008 compared to $3.1 million in 2007 and $5.1 million in 2006. As a percentage of revenues, G&A expenses were 19.8 percent in 2008, 7.8 percent in 2007 and 14.8 percent in 2006. The significant $4.6 million increase in 2008 G&A expenses from 2007 was due primarily to estimating and establishing a $3.3 million accrual for a contingent liability. The Company’s legal fees also increased approximately $1 million in 2008 from 2007 primarily associated with its theft of intellectual property and copyright complaints against WideBand Solutions, Inc. et al. (please refer to Item 3 “Legal Proceedings” in Part I of this Form 10-K/A for additional information on these legal proceedings). 2008 G&A expenses were about $2.6 million higher than 2006 due primarily to the $3.3 million accrual for a contingent liability and $1 million in legal fees discussed above, partially offset by lower payroll and related expenses of about $400,000 associated with lower G&A headcount, lower depreciation of about $250,000 and lower audit and related fees of $1.3 million required in much of 2006 to bring the Company’s financial statements current.

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

Benefit from (Provision for) income taxes. The Company’s benefit for income taxes from continuing operations was $3.1 million in 2008 compared to a provision of about ($457,000) in 2007 and a benefit of $1.0 million in 2006. The $3.1 million benefit in 2008 was due primarily to the reversal of the Company’s valuation allowance during the fiscal fourth quarter that the Company had recorded against its deferred tax assets.  Given the Company’s past history of losses from continuing operations, prior to its fiscal 2007, a valuation allowance was recorded against all of the Company’s deferred tax assets. The valuation allowance was initially established, in accordance with SFAS No. 109, “Accounting for Income Taxes, because it was not considered more likely than not that the deferred tax assets would be realized. However, as a result of our analysis and in accordance with generally accepted accounting principles, the previously established valuation allowance of approximately $4.7 million was reversed. The Company’s income taxes were negatively impacted in 2008 by its adoption of FIN 48 Accounting for Uncertainty in Income Taxes in addition to its recognition of tax on the undistributed earnings of the Company’s foreign subsidiaries which together added approximately $541,000 to the Company’s 2008 income tax expense.

In 2007 the Company recorded a ($457,000) income tax provision. Due to the Company’s 2007 profitability, it was able to begin taking advantage of R&D tax credits and state operating loss deductions resulting in a relatively low, 8.7 percent effective income tax rate on 2007 income from continuing operations.  The Company realized a tax benefit in 2006 due to its losses from continuing operations.

Income from discontinued operations, net of tax. Income from discontinued operations, net of tax, includes the gain on the sale of our conferencing services business and the funds from the Indemnity Escrow account from Premiere related to the sale of our conferencing services business which was sold on July 1, 2004; income from discontinued operations related to our Canadian audiovisual integration business (“OM Video”); the gain on the March 4, 2005 sale of OM Video; payments on our note receivable related to the sale of OM Video; payments on our note receivable related to the sale to Burk; and income from discontinued operations to our Document and Educational Camera business sold to Ken-A-Vision Manufacturing Company, Inc. (“KAV”) on August 23, 2006. Accordingly, the results of operations and the financial position have been reclassified in the accompanying consolidated financial statements as discontinued operations. The total income from discontinued operations, net of tax, was $16,000 for 2008 compared to $422,000 for 2007 and $2.2 million in 2006. Summary operating results of the discontinued operations are set forth below (in thousands of dollars).

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

Net cash flows provided by operating activities were $3.5 million in 2008 compared to $6.8 million in 2007 and $2.2 million in 2006. 2008 net cash provided by operating activities was lower than 2007 by $3.3 million primarily due to the Company’s reversal of its previously established valuation allowance recorded against deferred tax assets which resulted in a ($4.7 million) non-cash adjustment in its statement of cash flows and $524,000 decrease in inventory write-off’s partially offset by the $448,000 increase in net income and $1.6 million increase in changes in other operating assets and liabilities. The $1.3 million increase in net cash provided by operating activities in 2008 over 2006 was due to the $5.6 million increase in net income from continuing operations offset by a $2.4 million decrease in changes in other operating assets and liabilities which includes the ($4.7 million) deferred tax asset valuation allowance reversal in addition to lower depreciation, stock-based compensation, inventory write-offs and cash provided by discontinued operating activities which collectively decreased approximately $2.3 million.

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

We believe that future income from operations and effective management of working capital will provide the liquidity needed to meet our short-term and long-term operating requirements and finance our growth plans. In addition to capital expenditures, we may use cash during fiscal 2009 for selective infusions of technological, marketing or product manufacturing rights to broaden our product offerings; for continued share repurchases; and if available for a reasonable price, acquisitions that may strategically fit our business and are accretive to performance.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our results of operations and financial position are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. We believe that the estimates we use are reasonable; however, actual results could differ from those estimates. Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in Item 8 of this Form 10-K/A-2. We believe the following critical accounting policies identify our most critical accounting policies, which are the policies that are both important to the representation of the registrant’s financial condition and results and requires our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain..

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

We provide a right of return on product sales to major distributors under a product rotation program. Under this seldom used program, a distributor is allowed to return once a quarter products purchased during the prior 180 days for a total value generally not exceeding 15% of the distributor’s net purchases during the preceding quarter. The distributor is, however, required to place a new purchase order for an amount not less than the value of products returned under the stock rotation program. When products are returned, the associated revenue, cost of goods sold, inventory and accounts receivable originally recorded are reversed. When the new order is placed, the revenue, associated cost of goods sold, inventory and accounts receivable are recorded and the product revenue is subject to deferral analysis described below. In a small number of cases, the distributors are also permitted to return the products for other business reasons.

Revenue from product sales to distributors is not recognized until the return privilege has expired or it can be determined with reasonable certainty that the return privilege has expired, which approximates when product is sold-through to customers of the Company’s distributors (dealers, system integrators, value-added resellers, and end-users) rather than when the product is initially shipped to a distributor. We evaluate, at each quarter-end, the inventory in the channel through information provided by our distributors. The level of inventory in the channel will fluctuate up or down, each quarter, based upon our distributors’ individual operations. Accordingly, each quarter-end revenue deferral for revenue and associated cost of goods sold are calculated and recorded based upon the actual channel inventory reported at quarter-end. Further, with respect to distributors and other channel partners not reporting the channel inventory, the revenue and associated cost of goods sold are deferred until the Company receives payment for the product sales made to such distributors or channel partners.

The accuracy of the deferred revenue and costs depend to a large extent on the accuracy of the inventory reports provided by our distributors and other resellers and any material error in those reports would affect our revenue deferral. However we believe that the controls we have in place including periodic physical inventory verifications and analytical reviews would help us identify and prevent any material errors in such reports.

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

Lower-of-Cost or Market Adjustments and Reserves for Excess and Obsolete Inventory

We account for our inventory on a first-in, first-out basis, and make appropriate adjustments on a quarterly basis to write-down the value of inventory to the lower-of-cost or market. In addition to the price of the product purchased, the cost of inventory includes our internal manufacturing costs including warehousing, material purchasing, quality and product planning expenses.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The response to this item is submitted as a separate section of this Form 10-K/A-2 beginning on page F-1.

ITEM 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9AT.  CONTROLS AND PROCEDURES

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

As required by Rule 13a-15 under the Exchange Act, we have completed an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Vice President of Finance, of the effectiveness and the design and operation of our disclosure controls and procedures as of June 30, 2008. Based upon this evaluation our Chief Executive Officer and Vice President of Finance concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective at a reasonable assurance level. The conclusion was the result of our failure to file a report required to be included in our Annual Report on Form 10-K attesting to the internal control over financial reporting.  Although the Chief Executive Officer and the then-current Chief Financial Officer completed and attested to the effectiveness of our internal control over financial reporting in an internal report, that report was inadvertently omitted from our Annual Report on Form 10-K filed with the Commission within the time period specified by the Commission’s rules and forms.  Once the omission was discovered, the Company immediately amended the Annual Report on Form 10-K to include the report.  In addition, the Company discovered an error in estimating deferred revenue and associated deferred costs for fiscal years beginning 2004 through 2008 and corrected the error – as described in more detail under Note 21 of the Consolidated Financial Statements under Item 8 and in the explanatory note preceding this report in Form 10-K/A-2.  There were no other deficiencies discovered that would have caused our Chief Executive Officer or Vice President of  Finance to conclude that our disclosure controls and procedures were not effective. As a result, we have reviewed our disclosure controls and procedures and implemented changes intended to correct the deficiency that led to this omission.

There has been no change in our internal controls and procedures over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls and procedures over financial reporting, other than those reports above during the fourth quarter ended June 30, 2008, and there were no other significant deficiencies or material weaknesses.

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

In connection with the preparation of this Annual Report on Form 10-K for the fiscal year ended June 30, 2008, our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  We have concluded that the design and operation of our internal control over financial reporting are effective as of June 30, 2008.  There were no significant changes in our internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following financial statements are filed as part of this report in a separate section of this Form 10-K/A beginning on page F-1.

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

3.      Exhibits

The following documents are included as exhibits to this report.

Exhibit
No.	Title of Document	Location
3.1	Articles of Incorporation and amendments thereto	Incorp. by reference11
3.2	Bylaws	Incorp. by reference1
10.1	Employment Separation Agreement between ClearOne Communications, Inc. and Frances Flood, dated December 5, 2003.*	Incorp. by reference3
10.2	Employment Separation Agreement between ClearOne Communications, Inc. and Susie Strohm, dated December 5, 2003.*	Incorp. by reference3
10.3	Joint Prosecution and Defense Agreement dated April 1, 2004 between ClearOne Communications, Inc., Parsons Behle & Latimer, Edward Dallin Bagley and Burbidge & Mitchell, and amendment thereto	Incorp. by reference3
10.4	1997 Employee Stock Purchase Plan	Incorp. by reference7
10.5	1998 Stock Option Plan	Incorp. by reference7
10.6	2007 Equity Incentive Plan	Incorp. by reference10

10.7	Manufacturing Agreement between ClearOne Communications, Inc. and Inovar, Inc. dated August 1, 2005	Incorp. by reference4
10.8	Office Lease between Edgewater Corporate Park, LLC and ClearOne Communications, Inc. dated June 5, 2006	Incorp. by reference6
10.9	Consulting Agreement between Edward D. Bagley and ClearOne Communications, Inc. dated July 6, 2007	Incorp. by reference8
10.10	Severance Agreement between ClearOne Communications, Inc. and Edward D. Bagley dated July 6, 2007*	Incorp. by reference8
10.11	Compromise Agreement between ClearOne Communications UK Limited and Martin Offwood dated August 13, 2007*	Incorp. by reference9
10.12	Warehouse Lease Agreement between Woodenshoe Development and Clearone Communications, Inc. dated October 5, 2007	Incorp. by reference9
14.1	Code of Ethics, approved by the Board of Directors on August 23, 2006	Incorp. by reference6
21.1	Subsidiaries of the registrant	This filing
23.1	Consent of Jones Simkins P.C., Company’s independent auditors for the year ending June 30, 2008	This filing
23.2	Consent of Hansen Barnett & Maxwell, P.C., Company’s independent auditors for the year ending June 30, 2006	This filing
31.1	Section 302 Certification of Chief Executive Officer	This filing
31.2	Section 302 Certification of Principal Financial Officer	This filing
32.1	Section 1350 Certification of Chief Executive Officer	This filing
32.2	Section 1350 Certification of Principal Financial Officer	This filing
______________
*Constitutes a management contract or compensatory plan or arrangement.

1	Incorporated by reference to the Registrant’s registration statement on Form S-3/A filed with the SEC on November 1, 2002.
3	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003.
4	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.
7	Incorporated by reference to the Registrant’s registration statement on form S-8 filed with the SEC on October 6, 2006.
8	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
9	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
10	Incorporated by reference to the Registrant’s registration statement on Form S-8 filed with the SEC on January 22, 2008.
11	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARONE COMMUNICATIONS, INC.

October 5, 2009	By:	/s/ Zeynep Hakimoglu
Zeynep Hakimoglu
President, Chief Executive Officer, and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Zeynep Hakimoglu	President, Chief Executive Officer, and Chairman	October 5, 2009
Zeynep Hakimoglu	(Principal Executive Officer)

/s/ Narsi Narayanan	Vice President of Finance	October 5, 2009
Narsi Narayanan	(Principal Financial and Accounting Officer)

/s/ Brad R. Baldwin	Director	October 5, 2009
Brad R. Baldwin

/s/ Larry R. Hendricks	Director	October 5, 2009
Larry R. Hendricks

/s/ Scott M. Huntsman	Director	October 5, 2009
Scott M. Huntsman

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm –
Jones Simkins, P.C.

To the Board of Directors and
Shareholders of ClearOne Communications, Inc.

We have audited the accompanying consolidated balance sheets of ClearOne Communications, Inc. and subsidiaries (the Company) as of June 30, 2008 and 2007, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for the years ended June 30, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements as of June 30, 2006 and for the year then ended, before the adjustments for the camera business described in Note 3 and the adjustments for the change in revenue recognition method described in Note 21 to the consolidated financial statements, were audited by other auditors whose report, dated August 21, 2006, expressed an unqualified opinion on those statements.

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

We also audited the adjustments for the camera business described in Note 3, and the adjustments for the change in revenue recognition method described in Note 21 that were applied to restate the 2006 consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2006 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2006 consolidated financial statements taken as a whole.

As discussed in Note 21 to the consolidated financial statements, management has restated the consolidated financial statements for a correction of an error in the revenue recognition method.

/s/ Jones Simkins, P.C.

JONES SIMKINS, P.C.
Logan, Utah
September 2, 2008, except for Note 21 as
   to which the date is September 4, 2009

Report of Independent Registered Public Accounting Firm –
Hansen, Barnett & Maxwell, P.C.

To the Board of Directors and the Shareholders
ClearOne Communications, Inc.

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 3 and the correction of error described in Note 21, the accompanying consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows of ClearOne Communications, Inc. and subsidiaries for the year ended June 30, 2006 (the June 30, 2006 financial statements before the effects of the adjustments discussed in Note 3 and Note 21 are not presented herein).  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

As more fully described in Note 21 to the consolidated financial statements, the Company recognized revenue and cost of goods sold from product sales to distributors and resellers based on estimates with regard to the amount of inventory held by distributors and channel partners. In our opinion,  revenue and associated costs should be deferred until information is available as to the actual channel inventory items reported as sold by the distributors and other channel partners and, with respect to distributors and other channel partners not reporting channel inventory items sold, the revenue and associated costs should be deferred until the Company receives payment for the product sales made to such distributors or channel partners, in order to conform with accounting principles generally accepted in the United States of America.

In our opinion, except for the effects of recognizing revenue and associated costs before they are earned as discussed in the preceding paragraph, the June 30, 2006 consolidated financial statements, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 3 and the correction of the errors described in Note 21, present fairly, in all material respects, the results of operations of ClearOne Communications, Inc. and subsidiaries and their cash flows for the year ended June 30, 2006 in conformity with U.S. generally accepted accounting principles.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting described in Note 3 or the correction of error described in Note 21 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied.  Those adjustments were audited by Jones Simkins, P.C.

/s/ Hansen, Barnett & Maxwell, P.C.

HANSEN, BARNETT & MAXWELL, P.C.
Salt Lake City, Utah
August 21, 2006

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars, except per share amounts)

	June 30,
	2008 Restated	2007 Restated
ASSETS
Current assets:
Cash and cash equivalents	$3,327	$2,782
Marketable securities	5,922	19,871
Accounts receivable, net of allowance for doubtful accounts
of $87 and $54, respectively	7,238	8,025
Deposit, bond for preliminary injunction	908	-
Note receivable	43	163
Inventories, net	8,129	7,335
Deferred income taxes	3,168	-
Prepaid expenses and other assets	820	213
Total current assets	29,555	38,389

Long-term marketable securities	11,168	-
Property and equipment, net	2,554	2,694
Intangible assets, net	47	-
Note receiveable - long-term	-	43
Deferred income taxes	1,639	-
Other assets	7	9
Total assets	$44,970	$41,135

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,187	$1,745
Accrued income taxes	72	660
Accrued liabilities	3,600	1,874
Deferred product revenue	5,795	5,125
Total current liabilities	11,654	9,404

Deferred rent	700	855
Other long-term liabilities	1,054	619
Total liabilities	13,408	10,878

Shareholders' equity:
Common stock, par value $0.001, 50,000,000 shares authorized,
10,228,902 and 10,861,920 shares issued and outstanding, respectively	10	11
Additional paid-in capital	44,618	47,582
Accumulated other comprehensive loss	(694)	-
Accumulated deficit	(12,372)	(17,336)
Total shareholders' equity	31,562	30,257
Total liabilities and shareholders' equity	$44,970	$41,135

See accompanying notes to consolidated financial statements

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands of dollars, except per share amounts)

	Years Ended June 30,
	2008 Restated	2007 Restated	2006 Restated

Revenue	$38,758	$39,783	$34,528
Cost of goods sold	16,204	17,637	16,852
Gross profit	22,554	22,146	17,676

Operating expenses:
Sales & marketing	6,673	7,791	7,866
Research and product development	7,070	7,535	8,299
General and administrative	7,669	3,091	5,108
Settlement in shareholders' class action	-	-	(1,205)
Total operating expenses	21,412	18,417	20,068

Operating income (loss)	1,142	3,729	(2,392)

Other income (expense), net:
Interest income	1,039	1,468	813
Interest expense	(5)	(4)	-
Other, net	(29)	59	203
Total other income, net	1,005	1,523	1,016

Income (loss) from continuing operations before income taxes	2,147	5,252	(1,376)
Benefit from (provision for) income taxes	3,096	(457)	1,005
Income (loss) from continuing operations	5,243	4,795	(371)

Discontinued operations:
Income from discontinued operations	-	75	361
Gain on disposal of discontinued operations	25	598	2,726
Income tax provision	(9)	(251)	(931)
Income from discontinued operations	16	422	2,156

Net income	$5,259	$5,217	$1,785

Comprehensive income:
Net income	$5,259	$5,217	$1,785
Unrealized (loss) on marketable securities, net of taxes of $413	$(694)	$-	$-

Comprehensive income	$4,565	$5,217	$1,785

See accompanying notes to consolidated financial statements

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (CONTINUED)
(in thousands of dollars, except per share amounts)

	Years Ended June 30,
	2008 Restated	2007 Restated	2006 Restated

Basic earnings (loss) per common share from continuing operations	$0.49	$0.42	$(0.03)
Diluted earnings (loss) per common share from continuing operations	$0.49	$0.41	$(0.03)

Basic earnings per common share from discontinued operations	$-	$0.04	$0.18
Diluted earnings per common share from discontinued operations	$-	$0.04	$0.18

Basic earnings per common share	$0.49	$0.45	$0.15
Diluted earnings per common share	$0.49	$0.45	$0.15

Basic weighted average shares outstanding	10,694,401	11,497,773	11,957,756
Diluted weighted average shares outstanding	10,798,281	11,575,721	12,206,618

See accompanying notes to consolidated financial statements

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
 (in thousands of dollars, except per share amounts)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Deferred	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Compensation	Income	Deficit	Equity
						(restated)	(restated)

Balances at June 30, 2005	11,264,233	$11	$49,393	$(33)	$-	$(24,338)	$25,033

Issuance of common shares
related to shareholder
settlement agreement	920,494	1	2,263	-	-	-	2,264
Compensation expense
resulting from the
modification of stock
options	-	-	16	-	-	-	16
Compensation cost
associated with
SFAS No. 123R	-	-	1,092	-	-	-	1,092
SFAS No. 123R transition
expense	-	-	-	33	-	-	33
Net income	-	-	-	-	-	1,785	1,785
Balances at June 30, 2006	12,184,727	12	52,764	-	-	(22,553)	30,223

Tender offer	(1,073,552)	(1)	(4,602)	-	-	-	(4,603)
Stock buy back program	(265,360)	-	(1,450)	-	-	-	(1,450)
Exercise of stock options	15,940	-	54	-	-	-	54
Tax benefit stock option
exercise	-	-	9	-	-	-	9
Compensation cost
associated with
SFAS No. 123R	-	-	802	-	-	-	802
Employee stock purchase
program	165	-	4	-	-	-	4
Net income	-	-	-	-	-	5,217	5,217
Balances at June 30, 2007	10,861,920	11	47,582	-	-	(17,336)	30,257

Stock buy back program	(834,646)	(1)	(4,354)	-	-	-	(4,355)
Exercise of stock options	228,368	-	792	-	-	-	792
Shares received/retired upon
exercise of stock options	(28,066)	-	(186)	-	-	-	(186)
Tax benefit stock option
exercise	-	-	70	-	-	-	70
Compensation cost
associated with
SFAS No. 123R	-	-	707	-	-	-	707
Employee stock purchase
program	1,326	-	7	-	-	-	7
Adoption of FIN 48	-	-	-	-	-	(295)	(295)
Unrealized (loss) on
marketable securities,
net of tax	-	-	-	-	(694)	-	(694)
Net income	-	-	-	-	-	5,259	5,259
Balances at June 30, 2008	10,228,902	$10	$44,618	$-	$(694)	$(12,372)	$31,562

See accompanying notes to consolidated financial statements

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars, except per share amounts)

	Years Ended June 30,
	2008 Restated	2007 Restated	2006 Restated
Cash flows from operating activities:
Net income (loss) from continuing operations	$5,243	$4,795	$(371)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operations:
Impairment on marketable securities	155	-	-
Depreciation and amortization expense	767	870	1,389
Stock-based compensation	714	806	1,140
Write-off of inventory	136	660	681
Loss (gain) on disposal of assets	6	(58)	(237)
Provision for doubtful accounts	33	5	3
Changes in operating assets and liabilities:
Accounts receivable	322	(261)	(928)
Deferred taxes	(4,807)	-	-
Deposit - bond for preliminary injunction	(908)	-	-
Notes receivable	163	(206)	-
Inventories	(929)	(1,394)	(2,759)
Prepaids and other assets	(590)	40	45
Accounts payable	875	(811)	434
Accrued liabilities	1,726	(673)	(960)
Other long term liabilities	-	619	-
Accrued income taxes	(50)	3,267	1,345
Deferred product revenue	669	(922)	1,650
Net cash provided by continuing operating activities	3,525	6,737	1,432
Net cash provided by discontinued operating activities	-	47	730
Net cash provided by operating activities	3,525	6,784	2,162

Cash flows from investing activities:
Purchase of property and equipment	(786)	(909)	(224)
Purchase of intangible assets	(49)	-	-
Proceeds from the sale of property and equipment	-	35	230
Purchase of marketable securities	(15,378)	(23,369)	(14,800)
Sale of marketable securities	16,897	24,050	10,050
Net cash provided by (used in) continuing investing activities	684	(193)	(4,744)
Net cash provided by discontinued investing activities	16	941	1,930
Net cash provided by (used in) investing activities	700	748	(2,814)

Cash flows from financing activities:
Proceeds from the issuance of common stock - options	605	54	-
Common stock purchased and retired	(4,355)	(6,053)	-
Tax benefit from stock options	70	9	-
Net cash used in financing activities	(3,680)	(5,990)	-

Net increase (decrease) in cash and cash equivalents	545	1,542	(652)
Cash and cash equivalents at the beginning of the year	2,782	1,240	1,892
Cash and cash equivalents at the end of the year	$3,327	$2,782	$1,240

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

Concentration Risk – We depend on an outsourced manufacturing strategy for our products. We outsource the manufacture of all of our products to third-party manufacturers located in both the U.S. and Asia. If any of these manufacturers experience difficulties in obtaining sufficient supplies of components, component prices significantly exceed anticipated costs, an interruption in their operations, or otherwise suffer capacity constraints, we would experience a delay in shipping these products which would have a negative impact on our revenues. Should there be any disruption in services due to natural disaster, economic or political difficulties, quarantines, transportation restrictions, acts of terror, or other restrictions associated with infectious diseases, or other similar events, or any other reason, such disruption would have a material adverse effect on our business. Operating in the international environment exposes us to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, and potentially adverse tax consequences, which could materially affect our results of operations. Currently, we have no second source of manufacturing for a portion of our products.

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

Accounts Receivable – Accounts receivable are recorded at the invoiced amount.  Generally, credit is granted to customers without requiring collateral.  The Company extends credit to customers who it believes have the wherewithal to pay. The Company has in place credit policies and procedures, an approval process for sales returns and credit memos, and processes for managing and monitoring channel inventory levels.

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

Inventories – Inventories are valued at the lower of cost or market, with cost computed on a first-in, first-out (“FIFO”) basis.  In addition to the price of the product purchased, the cost of inventory includes the Company’s internal manufacturing costs including warehousing, material purchasing, quality and product planning expenses and applicable overhead, not in excess of estimated realizable value.  Consideration is given to obsolescence, excessive levels, deterioration, direct selling expenses, and other factors in evaluating net realizable value.

Consigned inventory includes product that has been delivered to customers for which revenue recognition criteria have not been met.

The inventory also includes advance replacement units valued at cost provided by the Company to end-users to service defective products under warranty. The value of advance replacement units included in the inventory was $165, and $37, as of June 30, 2008 and 2007, respectively.

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

The Company provides a right of return on product sales to major distributors and other resellers under a product rotation program. Under this seldom used program, a distributor or reseller is allowed to return once a quarter products purchased during the prior 180 days for a total value generally not exceeding 15% of the distributor or reseller’s net purchases during the preceding quarter. The distributor is however required to place a new purchase order for an amount not less than the value of products returned under the stock rotation program. When products are returned, the associated revenue, cost of goods sold, inventory and accounts receivable originally recorded are reversed. When the new order is placed, the revenue, associated cost of goods sold, inventory and accounts receivable are recorded and the product revenue is subject to deferral analysis described below. In a small number of cases, the distributors are also permitted to return the products for other business reasons.

Revenue from product sales to distributors is not recognized until the return privilege has expired or it can be determined with reasonable certainty that the return privilege has expired, which approximates when product is sold-through to customers of the Company’s distributors (dealers, system integrators, value-added resellers, and end-users) rather than when the product is initially shipped to a distributor. The Company evaluates, at each quarter-end, the inventory in the channel through information provided by our distributors. The level of inventory in the channel will fluctuate up or down, each quarter, based upon our distributors’ individual operations. Accordingly, each quarter-end revenue deferral for revenue and associated cost of goods sold are calculated and recorded based upon the actual channel inventory reported at quarter-end. Further, with respect to distributors and other channel partners not reporting the channel inventory, the revenue and associated cost of goods sold are deferred until the Company receives payment for the product sales made to such distributors or channel partners.

The amounts of deferred cost of goods sold are included in consigned inventory.

The following table details the amount of deferred revenue, cost of goods sold, and gross profit at each fiscal year end for the three years in the period ended June 30, 2008.

	Deferred Revenue	Deferred Cost of Goods Sold	Deferred Gross Profit

June 30, 2008	$5,795	$2,047	$3,748
June 30, 2007	5,125	2,187	2,938
June 30, 2006	6,071	2,824	3,247

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

The Company provides at its discretion advance replacement units to end-users on defective units of certain products under warranty. Since the purpose of these units are not revenue generating, the Company tracks the units due from the end-user, valued at retail price, until the defective unit has been returned, but no receivable balance is maintained on the Company’s balance sheet.  The retail price value of in-transit advance replacement units was $816, $230 and $81, as of June 30, 2008, 2007 and 2006, respectively.

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

Income Taxes – The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry-forwards. These temporary differences will result in deductible or taxable amounts in future years when the reported amounts of the assets or liabilities are recovered or settled.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some or all of the deferred tax assets may not be realized.  The Company evaluates the realizability of its net deferred tax assets on a quarterly basis and valuation allowances are provided, as necessary.  Adjustments to the valuation allowance increase or decrease the Company’s income tax provision or benefit. During 2008 the Company reversed a $4,700 valuation allowance recorded against deferred tax assets increasing its 2008 income tax benefit.

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

Earnings Per Share – The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Years Ended June 30,
	2008	2007	2006
Numerator:
Income (loss) from continuing operations	$5,243	$4,795	$(371)
Income from discontinued operations, net of tax	-	47	226
Gain on disposal of discontinued operations, net of tax	16	375	1,930
Net income	$5,259	$5,217	$1,785
Denominator:
Basic weighted average shares	10,694,401	11,497,773	11,957,756
Dilutive common stock equivalents using treasury stock method	103,880	77,948	248,862
Diluted weighted average shares	10,798,281	11,575,721	12,206,618

Basic earnings (loss) per common share:
Continuing operations	$0.49	$0.42	$(0.03)
Discontinued operations	$0.00	$0.00	$0.02
Disposal of discontinued operations	$0.00	$0.03	$0.16
Net income	$0.49	$0.45	$0.15
Diluted earnings (loss) per common share:
Continuing operations	$0.49	$0.41	$(0.03)
Discontinued operations	$0.00	$0.00	$0.02
Disposal of discontinued operations	$0.00	$0.03	$0.16
Net income	$0.49	$0.45	$0.15

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

Net assets of discontinued operations at June 30, 2006 consisted of the following:

Year Ended June 30,
2006

Inventory	$411
Patents, net	154
Total current assets	$565

Summary operating results for the years ended June 30, 2008, 2007, and 2006 are as follows:

	Year Ended June 30,
	2008	2007	2006

Revenue	$-	$648	$2,269
Cost of goods sold	-	573	1,908
Gross profit	-	75	361
Loss on disposal	-	(9)	-
Provision for income taxes	-	(24)	(135)
Income from discontinued operations	$-	$42	$226

4.  Inventories

Inventories, net of reserves, consist of the following as of June 30, 2008 and 2007:

	As of June 30,
	2008	2007

Raw materials	$724	$453
Finished goods	5,356	4,695
Consigned inventory	2,049	2,187
Total inventory	$8,129	$7,335

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

Changes in the unrealized holding losses on the Company’s marketable securities and reported as a separate component of accumulated other comprehensive income are as follows (in thousands):

	Year ending June 30,
	2008	2007
Balance, beginning of year	$-	$-
Unrealized holding (losses), in marketable securities (before taxes)	(1,107)	-
Income tax benefit	413	-
Balance, end of year	$(694)	$-

8.  Comprehensive Income

The components of comprehensive income (loss) are (in thousands):

	Year ending June 30,
	2008	2007
Net income	$5,259	$5,217
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investment	(1,107)	-
Income tax benefit	413	-
	$4,565	$5,217

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

Outsource Manufacturers.  The Company has manufacturing agreements with manufacturers related to the outsourced manufacturing of its products.  Certain manufacturing agreements establish annual volume commitments. The Company is also obligated to repurchase Company-forecasted but unused materials. The Company has accounted for its current outsourced manufacturing commitments and contingencies as a component of inventory and established a reserve for inventory obsolescence for inventory which is probable to be written off in the future.  The Company has non-cancellable, non-returnable, and long-lead time commitments with its outsourced manufacturers and certain suppliers for inventory components that will be used in production. The Company’s exposure associated with these commitments is approximately $1.3 million.

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

	Year Ended June 30, 2006
	(in thousands)

		SFAS
		No. 123R
		Compensation
	As Reported	Expense

Revenue	$34,528	$-
Cost of goods sold	16,852	(49)
Gross profit	17,676	49
Operating expenses:
Sales and marketing	7,866	(99)
Research and product development	8,299	(203)
General and administrative	5,108	(756)
Settlement in shareholders' class action	(1,205)	-
Total operating expenses	20,068	(1,058)
Operating loss	(2,392)	1,107
Other income, net	1,016	34
Loss from continuing operations before income taxes	(1,376)	1,141
Benefit for income taxes	1,005	(264)
Income from continuing operations	(371)	877
Income from discontinued operations, net of tax	2,156	-
Net income	$1,785	$877

Basic earnings (loss) per common share:
Continuing operations	$(0.03)	$0.07
Discontinued operations	0.18	-
Net income	0.15	0.07
Diluted earnings (loss) per common share:
Continuing operations	$(0.03)	$0.07
Discontinued operations	0.18	-
Net income	0.15	0.07

The following table shows the stock option activity for the fiscal years ended June 30, 2008, 2007 and 2006.

Stock Options	Number of Shares	Weighted Average Exercise Price

Outstanding at June 30, 2005	1,493,112	6.21

Granted	29,000	2.63
Expired and canceled	(118,353)	3.55
Forfeited prior to vesting	(165,839)	8.11
Exercised	-	-
Outstanding at June 30, 2006	1,237,920	6.12

Granted	436,500	3.84
Expired and canceled	(329,316)	6.45
Forfeited prior to vesting	(55,965)	3.94
Exercised	(15,940)	3.41
Outstanding at June 30, 2007	1,273,199	5.38

Granted	319,000	6.13
Expired and canceled	(68,058)	7.39
Forfeited prior to vesting	(96,727)	5.23
Exercised	(228,368)	3.47
Outstanding at June 30, 2008	1,199,046	5.85
Exercisable	747,736	6.07

The following table summarizes information about stock options outstanding as of June 30, 2008:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Options Exercisable	Weighted Average Exercise Price

$0.00 to $4.00	486,442	$3.45	7.0 years	352,442	$3.41
$4.01 to $8.00	572,354	5.99	7.6 years	268,470	5.98
$8.01 to $12.00	52,500	11.83	2.1 years	51,688	11.86
$12.01 to $16.00	87,000	14.64	1.8 years	74,713	14.87
$16.01 to $20.00	750	18.80	1.8 years	423	19.13
Total	1,199,046	$5.85	6.7 years	747,736	$6.07

The following table summarized information about non-vesting stock options outstanding as of June 30, 2008:

Non-vested Shares	Number of Shares	Weighted Average Grant-Date Fair Value

Non-vested at June 30, 2007	478,654	$2.87

Granted	319,000	3.69
Vested	(249,617)	2.68
Forfeited prior to vesting	(96,727)	3.38
Non-vested at June 30, 2008	451,310	$3.44

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

14.  Significant Customers

Sales to significant customers, excluding deferred revenue realized, that represented more than 10 percent of total revenues for the fiscal years ended June 30, 2008, 2007, and 2006 are as follows:

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

17.   Income Taxes

Income (loss) from continuing operations before income taxes consisted of the following:

	Years Ended June 30,
	2008	2007	2006

U.S.	$2,296	$5,192	$(1,424)
Non-U.S.	(149)	60	48
	$2,147	$5,252	$(1,376)

The benefit (provision) for income taxes on income from continuing operations consisted of the following:

	Years Ended June 30,
	2008	2007	2006

Current:
U.S. Federal	$(1,396)	$(424)	$887
U.S. State	(61)	(6)	120
Non-U.S.	-	(27)	(2)
Total current	$(1,457)	$(457)	$1,005

Deferred:
U.S. Federal	3,663	(171)	(512)
U.S. State	890	(593)	89
Change in deferred before valuation allowance	4,553	(764)	(423)
Decrease (increase) in valuation allowance	-	764	423
Total deferred	4,553	-	-

(Provision) benefit for income taxes	$3,096	$(457)	$1,005

The following table presents the principal reasons for the difference between the actual effective income tax rate and the expected U.S. federal statutory income tax rate of 34.0 percent on income from continuing operations:

	Years Ended June 30,
	2008	2007	2006

U.S. federal statutory income tax rate at 34.0 percent	$(730)	$(1,785)	$468
State income tax (provision) benefit, net of federal income
tax effect	547	(4)	79
Repatriated foreign earnings	(308)	-	-
Foreign tax credit	185	-	-
Non-deductible SFAS No. 123R compensation expense	(106)	(122)	(143)
Research and development credit	58	329	72
Foreign earnings or losses taxed at different rates	(45)	(11)	14
Uncertain tax positions	(295)	-	-
Non-deductible items and other	51	495	181
Change in valuation allowance	3,739	641	334

Tax (provision) benefit	$3,096	$(457)	$1,005

Deferred income taxes are determined based on the differences between the financial reporting and income tax bases of assets and liabilities using enacted income tax rates expected to apply when the differences are expected to be settled or realized.  As of June 30, 2008 and 2007, significant components of the net U.S. deferred income tax assets and (liabilities) were as follows:

	2008		2007
	Current	Long-term	Current	Long-term

Deferred revenue	$1,462	$-	$1,146	$-
Basis difference in intangible assets	-	599	-	627
Inventory reserve	815	-	870	-
Net operating loss carryforwards	-	10	-	123
Accumulated research and development credits	-	341	-	983
Alternative minimum tax credits	-	287	-	409
Accrued liabilities	848	-	139	-
Deductible SFAS 123R compensation expense	-	513	-	436
Allowance for sales returns and doubtful accounts	34	-	21	-
Difference in property and equipment basis	-	(324)	-	(254)
Other	9	213	180	-

Total net deferred income tax asset	3,168	1,639	2,356	2,324

Less valuation allowance	-	-	(2,356)	(2,324)

Net deferred income tax asset	$3,168	$1,639	$-	$-

Deferred income tax assets and liabilities were netted by income tax jurisdiction and were reported in the consolidated balance sheets as of June 30, 2008 and 2007, as follows:

	As of June 30,
	2008	2007

Current deferred income tax assets	$3,168	$-
Long-term deferred income tax assets	1,639	-
Net deferred income tax assets	$4,807	$-

Prior to 2008, the Company has not provided for U.S. deferred income taxes or foreign withholding taxes on undistributed earnings of its non-U.S. subsidiaries.  Prior to this time the Company had intended to reinvest these earnings indefinitely.  However, during 2008 the Company determined that it would be closing down certain of its foreign operations and determined that it would repatriate earnings from all foreign locations at that time.  Prior to 2008 it was not practical to estimate the amount of additional taxes that might be payable on such undistributed earnings.  As of June 30, 2008, the Company had no undistributed foreign earnings.

In accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, the Company’s analyzed its valuation allowance at June 30, 2008 and determined that based upon available evidence it is more likely than not that all of its deferred tax assets will be realized and as such reversed its previously established valuation allowance.

As of June 30, 2008, the Company had federal alternative minimum tax (“AMT”) credit carryforward of $287 which have no expiration date.  As of June 30, 2008, the Company had capital loss carryforwards of $43, which will expire in 2013 if not utilized.  As of June 30, 2008, the Company had state net operating loss (“NOL”) and research credit carryforwards of approximately $210 and $341, respectively, which expire depending on the rules of the various states to which the carryovers relate.

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

19.  Geographic Sales Information

The United States was the only country to contribute more than 10 percent of total revenues in each fiscal year.  The Company’s revenues are substantially denominated in U.S. dollars and are summarized geographically as follows:

	Years Ended June 30,
	2008	2007	2006

United States	$27,371	$28,350	$24,719
All other countries	11,387	11,433	9,809
Total	$38,758	$39,783	$34,528

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

21.    Correction of revenue recognition error and restatement

The Company provides a right of return on product sales to distributors and other resellers. The revenue from product sales to distributors and resellers is not recognized until the return privilege has expired, which approximates when the product is sold through to customers of the Company's distributors, rather than when the product is initially shipped to a distributor. The Company estimated at each quarter-end the amount of revenue and costs to be deferred based on the channel inventory information provided by certain distributors. Although only certain distributors provided channel inventory amounts, the Company made estimates with regard to the amount of inventory in the entire channel for all distributors and for all channel inventory items based on information provided by certain distributors.

The Company has corrected the deferral method to defer revenue and associated costs based on the actual channel inventory items reported by the distributors and other channel partners. Further, with respect to distributors and other channel partners not reporting the channel inventory, the revenue and associated costs are deferred until the Company receives payment for the product sales made to such distributors or channel partners.

After considering the materiality, relevance and expense to correct the Company decided not to correct this error with respect to deferred revenue and associated costs included in the income (loss) from discontinued operations.

The following tables reflect the effect of correction of error and restatement of the financials for the fiscal years ended June 30, 2008, 2007 and 2006.

	Year Ended June 30, 2008
	As previously reported	Adjustment	Restated

Revenue	$39,752	$(994)	$38,758
Cost of goods sold	16,461	(257)	16,204
Gross profit	23,291	(737)	22,554
Operating income	1,879	(737)	1,142
Income from continuing operations before income taxes	2,884	(737)	2,147
Benefit for income taxes	2,756	340	3,096
Income from continuing operations	5,640	(397)	5,243
Net income	5,656	(397)	5,259
Comprehensive income	4,962	(397)	4,565

Basic earnings per common share from continuing operations	$0.53	$(0.04)	$0.49
Diluted earnings per common share from continuing operations	0.52	(0.04)	0.49
Basic earnings per common share	0.53	(0.04)	0.49
Diluted earnings per common share	0.52	(0.04)	0.49

Cash flow statement
Change in inventories	(672)	(257)	(929)
Change in deferred product revenue	(325)	994	669
Deferred taxes	(4,467)	(340)	(4,807)

	Year Ended June 30, 2007
	As previously reported	Adjustment	Restated

Revenue	$39,861	$(78)	$39,783
Cost of goods sold	17,723	(86)	17,637
Gross profit	22,138	8	22,146
Operating income	3,721	8	3,729
Income from continuing operations before income taxes	5,244	8	5,252
Income (loss) from continuing operations	4,787	8	4,795
Net income	5,209	8	5,217
Comprehensive income	5,209	8	5,217

Cash flow statement
Change in inventories	(1,309)	(85)	(1,394)
Change in deferred product revenue	(999)	77	(922)

	Year Ended June 30, 2006
	As previously reported	Adjustment	Restated

Revenue	$35,362	$(834)	$34,528
Cost of goods sold	17,375	(523)	16,852
Gross profit	17,987	(311)	17,676
Operating loss	(2,081)	(311)	(2,392)
Loss from continuing operations before income taxes	(1,065)	(311)	(1,376)
Loss from continuing operations	(60)	(311)	(371)
Net income	2,096	(311)	1,785
Comprehensive income	2,096	(311)	1,785

Basic loss per common share from continuing operations	$(0.01)	$(0.03)	$(0.03)
Diluted loss per common share from continuing operations	$-	$(0.03)	$(0.03)
Basic earnings per common share	$0.18	$(0.03)	$0.15
Diluted earnings per common share	$0.17	$(0.03)	$0.15

Cash flow statement
Change in inventories	(2,236)	(523)	(2,759)
Change in deferred product revenue	816	834	1,650

	June 30, 2008
	As previously reported	Adjustment	Restated
Inventories, net	$7,799	$330	$8,129
Deferred income taxes	2,828	340	3,168
Deferred product revenue	4,547	1,248	5,795
Accumulated deficit	(11,794)	(578)	(12,372)

	June 30, 2007
	As previously reported	Adjustment	Restated
Inventories, net	$7,263	$72	$7,335
Deferred product revenue	4,872	253	5,125
Accumulated deficit	(17,155)	(181)	(17,336)

	As previously reported	Adjustment	Restated
Accumulated deficit as of June 30, 2006	$(22,364)	$(189)	$(22,553)
Accumulated deficit as of June 30, 2005	(24,460)	122	(24,338)
Accumulated deficit as of June 30, 2004	(40,535)	342	(40,193)