Form 10-K
period 2009-06-30
CLEARONE COMMUNICATIONS INC
filed 2009-10-13
CIK 840715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 001-33660

CLEARONE COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0398877
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5225 Wiley Post Way, Suite 500
Salt Lake City, Utah 84116
(Address of principal executive offices, including zip code)

(801) 975-7200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.☐Yes ☒No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.☐Yes ☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes  ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes  ☒No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Larger Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐Yes              ☒No

The aggregate market value of the shares of voting common stock held by non-affiliates was approximately $19,605,000 at December 31, 2008, based on the $3.93 closing price for the Company’s common stock on the NASDAQ Capital Market on such date. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

The number of shares of ClearOne common stock outstanding as of October 9, 2009 was 8,929,002.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held November 30, 2009 are incorporated by reference into Part III of this report.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995.  These statements reflect our views with respect to future events based upon information available to us at this time. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from these statements. Forward-looking statements are typically identified by the use of the words “believe,” “may,” “could,” “will,” “should,” “expect,” “anticipate,” “estimate,” “project,” “propose,” “plan,” “intend,” and similar words and expressions. Examples of forward-looking statements are statements that describe the proposed development, manufacturing, and sale of our products; statements that describe our results of operations, pricing trends, the markets for our products, our anticipated capital expenditures, our cost reduction and operational restructuring initiatives, and regulatory developments; statements with regard to the nature and extent of competition we may face in the future; statements with respect to the sources of and need for future financing; and statements with respect to future strategic plans, goals, and objectives. Forward-looking statements are contained in this report under “Business” included in Item 1 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Qualitative and Quantitative Disclosures About Market Risk” included in Items 7 and 7A of Part II of this Annual Report on Form 10-K. The forward-looking statements are based on present circumstances and on our predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences and timing than those now assumed or anticipated. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the risk factors discussed in this report under the caption “Item 1A Risk Factors.” These cautionary statements are intended to be applicable to all related forward-looking statements wherever they appear in this report. The cautionary statements contained or referred to in this report should also be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. Any forward-looking statements are made only as of the date of this report and we assume no obligation to update forward-looking statements to reflect subsequent events or circumstances.

PART I

References in this Annual Report on Form 10-K to “ClearOne,” “we,” “us,” “CLRO” or “the Company” refer to ClearOne Communications, Inc., a Utah corporation, and, unless the context otherwise requires or is otherwise expressly stated, its subsidiaries.

ITEM 1.  BUSINESS

Overview

ClearOne is a communications solutions company that develops and sells audio conferencing systems and related products for audio, video and web conferencing systems and applications. We enjoy the number one position in the global professional audio conferencing market with more than 50% of the global market share. The reliability, flexibility and performance of our comprehensive solutions create a natural communications environment that saves organizations time and money by enabling more effective and efficient communication. We develop, manufacture, market, and service a comprehensive line of high-quality audio conferencing products under personal, tabletop, premium and professional (installed audio) categories. We also manufacture and sell media carts for audio and video conferencing.  We have an established history of product innovation and plan to continue to apply our expertise in audio engineering to develop and introduce innovative new products and enhance our existing products. We believe the performance and reliability of our high-quality audio products create a natural communications environment, which saves organizations of all sizes time and money by enabling more effective and efficient communication.

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

Business Strategy

We currently participate in the following audio conferencing markets:

Market	Typical Number of Participants
• Professional Conferencing (Installed Audio)	20-200
• Premium Conferencing	8-30
• Tabletop Conferencing	1-30
• Personal Conferencing	1-15

Our goal is to maintain our market leadership in the professional conferencing category, continue building on our leadership in premium conferencing category (a category we created), and further penetrate the tabletop conferencing and personal conferencing markets. We will continue to improve our existing high-quality products and develop new products for stand alone audio conferencing applications or to integrate with leading video and web conferencing systems and applications.  The principal components of our strategy to achieve this goal are set forth below.

Provide a superior conferencing experience

We have been developing audio technologies since 1981 and believe we have established a reputation for providing some of the highest quality group audio conferencing solutions in the industry. Our proprietary audio signal processing technologies, including Distributed Echo Cancellation®, have been the core of our professional conferencing products and are the foundation for our new product development in other conferencing categories. We plan to build upon our reputation of being a market leader and continue to provide the highest quality products and technologies to the customers, partners and markets we serve.

Offer greater value to our customers and partners

To provide our customers and partners with audio conferencing products that offer high value, we are focused on listening to our customers and partners and delivering products to meet their needs. By offering high quality products that are designed to solve conferencing ease-of-use issues and are easy to install, configure, and maintain, we believe we can provide greater value to our customers and partners and enhance business communications and decision making.

Leverage and extend ClearOne technology leadership and innovation

We continue to focus on developing cutting edge conferencing products and are committed to incorporating the latest technologies into our new and existing product lines. Key to this effort is adopting emerging technologies such as Voice over Internet Protocol (VoIP), wideband audio, wireless connectivity, and convergence of voice and data networks, exploring new application models for our premium and personal audio conferencing technologies, and developing products based on internationally accepted standards and protocols.

Expand and strengthen sales channels

We continue to expand and strengthen domestic and international sales channels through the addition of key distributors and dealers that expand beyond our traditional audio-video channels that carry our professional conferencing products. We continue to direct significant sales efforts toward channel partners who are focused on the tabletop and personal conferencing markets. We also continue to strengthen our presence within the telephony reseller channel, which is best suited to sell our RAV™ premium conferencing systems, MAX® tabletop conference phones, and CHAT® personal conferencing products.

Broaden our product offerings

We believe that we offer the industry’s most complete audio conferencing product line, including the following:

•	Professional conferencing products that are used in executive boardrooms, courtrooms, hospitals, and auditoriums that integrate with leading video and telepresence systems
•	Premium conferencing products that integrate with leading video and web conferencing systems and applications
•	Tabletop conferencing phones used in conference rooms and offices
•	Personal conferencing products that enable hands-free audio communications in new ways such as through PCs, laptops, cell phones and handsets.

We also provide a comprehensive portfolio of media carts that play a key role in providing equipment mobility and making conferencing equipment easy to access and use. We plan to continue to broaden and expand our product offerings to meet the evolving needs of our customers and partners, address changes in the markets we currently serve, and effectively target new markets for our products.

Develop strategic partnerships

To stay on the leading edge of product and market developments, we plan to continue to identify partners with expertise in areas strategic to our growth objectives. We will work to develop partnerships with leaders in markets complimentary to conferencing who can benefit from our audio products and technologies and through whom we can access new market growth opportunities.  We entered into partnerships with Avistar, Microsoft, Skype, Vidyo and others to offer personal conferencing products uniquely suited to their systems and applications.

Strengthen existing customer and partner relationships through dedicated support

We have developed outstanding technical and sales support teams that are dedicated to providing customers and partners with the best available service and support. We believe our technical support is recognized as among the best in the industry and we will continue to invest in the necessary resources to ensure that our customers and partners have access to the information and support they need to be successful in using our products. We also dedicate significant resources to providing product training to our channel partners worldwide.

Markets and Products

Products Overview

The performance and reliability of our high-quality audio conferencing products enable effective and efficient communication between geographically separated businesses and organizations by connecting them to their employees, customers and partners. We offer a full range of audio conferencing products including, professional conferencing products used in executive boardrooms, courtrooms, hospitals, classrooms, and auditoriums, premium conferencing products that interface with video and web conferencing systems, tabletop conferencing phones used in conference rooms and offices, and personal conferencing products that can be used with laptops and other portable devices. For each of the last three fiscal years, our professional conferencing products and tabletop conference phones have together contributed in excess of 85 percent of our consolidated revenue. Our audio conferencing products feature our proprietary Distributed Echo Cancellation® and noise cancellation technologies to enhance communication during a conference call by eliminating echo and background noise. Most of our products also feature proprietary audio processing technologies such as adaptive modeling and first-microphone priority, which combine to deliver clear, crisp and full-duplex audio. These technologies enable natural and fatigue-free communication between distant conferencing participants.

We believe the principal drivers of demand for audio conferencing products are the following:

•	Availability of easy-to-use conferencing systems and applications
•	Voice quality of audio conferencing systems as compared to the quality of telephone handset speakerphones
•	Expansion of global, regional, and local corporate enterprises

Other factors that we expect to have a significant impact on the demand for audio conferencing systems include the following:

•	Availability of affordable audio conferencing solutions for small businesses and home offices
•	Growth of distance learning and corporate training programs
•	Increasing adoption of teleworking
•	Decreases in travel due to cost and carbon footprint considerations
•	Transition to the Internet Protocol (IP) network from the traditional public switched telephone network (PSTN) and the deployment of VoIP applications

We expect these growth factors to be offset by direct competition from high-end telephone handset speakerphones, new and existing competitors in the audio conferencing market, the technological volatility of IP-based products, and continued pressures on enterprises to reduce spending.

Professional Audio Conferencing Products

We enjoy the number one position in the global professional audio conferencing market with more than 50% of the global market share. We have been developing high-end, professional conferencing products since 1991 and believe we have established strong brand recognition for these products worldwide. Our professional conferencing products include the Converge® Pro, XAP® and Converge 560/590 product lines. The Converge SR 1212 product features similar technologies and is used for sound reinforcement applications.

The Converge Pro product line, which replaced the popular XAP® series of audio conferencing systems, leads our professionally installed audio products line of product offerings. The Converge Pro series delivers a significant feature set and performance improvements including unprecedented proprietary acoustical echo cancellation, noise cancellation, full duplex performance, enhanced management capabilities, and simplified configuration utilities. We continue to expand the Converge Pro product line with the addition of the Converge 880T and 880TA products which consolidates the functionality of an audio amplifier and telephone interface into a single product.  These products offer easier installation and increased features to our customers and partners. The Converge SR 1212 is a digital matrix mixer that provides advanced audio processing, microphone mixing, and routing for sound reinforcement. This product line was also expanded with the addition of the Converge SR 1212A which integrates a 4 channel audio amplifier, our proprietary DARE® feedback eliminator and industry leading expandability with the features of the Converge SR1212 into a single product. These products are comprehensive audio processing systems designed to excel in the most demanding acoustical environments and routing configurations. These products are also used for integrating high-quality audio with video and web conferencing systems.

In response to our customers’ and partners’ need for professional audio solutions that would fit the budgetary requirements for mid-sized conference rooms, the Converge 560 and Converge 590 professional conferencing products were designed. These products are positioned between our professional and premium conferencing product lines both in terms of functionality and price, and are an excellent fit for rooms requiring customized microphone (up to nine microphones) and speaker configurations along with connectivity to leading video and web conferencing systems and applications.

In June 2008, we announced the introduction of two models of Converge Amplifiers, PA2250 and PA4160.  However, for operational and strategic reasons, the products were discontinued.

We also offer a Tabletop Controller for the Converge Pro and XAP product lines. This affordable solution gives users the ability to easily start and navigate an audio conference without the need for touch panel control systems, which can be expensive, complex, or intimidating to users. The dial pad on the controller resembles a telephone keypad for instant familiarity and users can dial a conference call as easily as dialing a telephone. The Tabletop Controller can be significantly less expensive than touch-screen panel control systems, which require considerable integration and programming time and costs.

Frost and Sullivan, a leading global research and consulting group, awarded us their Product Line Strategy Award for both 2007 and 2006. This award is presented each year to a company that has demonstrated the most insight into customer needs and product demands within their industry, and has optimized its product line by leveraging products with the various price, performance, and feature points required by the market.

In November 2008, Frost and Sullivan awarded us their 2008 Global Market Leadership Award. This award is given to the company that has exhibited excellence in all areas of the market leadership process, including the identification of market challenges, drivers and restraints, as well as strategy development and methods of addressing changing market dynamics. Frost & Sullivan noted that ClearOne not only has the largest market share in the installed audio segment, but has also put into practice growth and implementation strategies to a degree well above most of their competitors. We were recognized for our ability to expand our market share, integrate new technologies into our portfolio of products, and maintain market-leading pricing.

Premium Conferencing Products

RAV audio conferencing product is a complete, out-of-the-box system that includes an audio mixer, Bose® loudspeakers, microphones, and a control device that can be either wired or wireless. The RAV product uniquely combines the sound quality of a professionally installed audio system with the simplicity of a conference phone and can be easily connected to rich-media devices, such as video or web conferencing systems, to deliver enhanced audio performance. RAV is strategically positioned between our professional and tabletop conferencing products in price and functionality, and fills an important audio conferencing solution requiring integration of quality audio with leading video and web conferencing systems and applications. RAV offers many powerful audio processing technologies from our professional conferencing products without the need for professional installation and programming.

Tabletop Conferencing Phones

MAX line of tabletop conferencing phones utilizes many of the high-end echo cancellation, noise cancellation, and audio processing technologies found in our professional audio conferencing products.

MAX product line is comprised of the following product families: the MAX® EX and MAXAttach™; MAX Wireless and MAXAttach Wireless; and MAX IP™ and MAXAttach IP™ tabletop conferencing phones. MAX Wireless was the industry’s first wireless conferencing phone. Designed for use in executive offices or small conference rooms with multiple participants, MAX Wireless can be moved from room to room within 150 feet of its base station. MAXAttach Wireless was the industry’s first and remains the only dual-phone, completely wireless solution. This system gives customers tremendous flexibility in covering larger conference room areas.

The MAX EX and MAXAttach wired phones feature an industry-first unique capability – instead of just adding extension microphones for use in larger rooms, the conference phones can be daisy chained together, up to a total of four phones. This provides even distribution of microphones, loudspeakers, and controls for better sound quality and improved user access in medium to large conference rooms. In addition, all MAXAttach wired versions can be used separately when they are not daisy-chained together.

The MAX IP and MAXAttach IP are VoIP tabletop conference phones which are based on the industry-standard SIP signaling protocol. These phones can also be daisy-chained together, up to a total of four phones providing outstanding room and control coverage that other VoIP conference phones on the market cannot match.

Our latest addition to the MAX family is MAX IP Response Point.  Response Point is an innovative new phone system from Microsoft® that utilizes voice recognition technology to create an easy to use experience for small business users.  MAX IP Response Point is the first and only conference phone for the response point phone system, bringing high performance audio to small business.  MAX IP Response Point contains HDConference™, our suite of high-performance audio processing technologies and provides the ability to daisy-chain up to four phones together. In January 2009, Internet Telephony magazine recognized MAX IP Response Point as a recipient of its 2008 Product of the Year Award.

Personal Conferencing Products

CHAT™ line of conferencing speaker phones delivers our trademark crystal-clear full-duplex audio performance, and can be used in a variety of applications with a wide number of devices including the following:

PCs & Macs
VoIP telephony applications such as Skype; Popular audio instant messaging (IM) applications like Yahoo, MSN, Google, etc.; enterprise softphones; audio for web-based videoconferencing applications; gaming; music playback

Cell phones	Connects to the 2.5mm headset jack of many cell phones for hands-free, full-duplex audio conferencing
Telephones	Connects to the headset jack (certain phone models) for hands-free, full-duplex audio conferencing
iPods & MP3 players	For full-bandwidth audio playback
Desktop video conferencing systems	For hands-free, full-duplex audio conferencing

CHAT 50 attracted significant media coverage and has won many recognitions since its introduction including, PC Magazine’s Editors’ Choice Award in March 2006 and Portable Computer Magazine’s Best for Business Products Award for 2007.

CHAT 150 offers many of the same connectivity options as CHAT 50, but features three microphones in a larger form factor for use by a larger number of participants compared to CHAT 50.  Customers have the ability to add a high-quality, full-duplex speaker phone to their handsets, and still retain the full functionality that comes with today’s handsets, including access to company directory, voicemail access, audio bridge functions, etc. CHAT 150 makes it possible to introduce quality conferencing capability without the need for extending an additional analog PBX line.

During 2009 CHAT 170 and CHAT 70 was introduced to fill the needs for a hands-free speakerphone for individuals using Microsoft's unified communications platform, Office Communications Server 2007. CHAT 70 is similar to CHAT 50 with single microphone, while CHAT 170 has three microphones like CHAT 150. CHAT 70 and CHAT 170 utilizes technologies shared by CHAT 50 and CHAT 150 including HDConference and full duplex audio technologies. CHAT 70 and CHAT 170 are the perfect audio peripherals for greatly enhanced collaboration through unified communication. True to their plug-and-play capability, CHAT 70 and CHAT 170 require no drivers to be installed and plugs into a USB port - enabling all incoming Office Communicator calls to ring on the CHAT 70 or CHAT 170. In the short period since its introduction, CHAT 170 has already gained industry-wide recognition and media awards.

CHAT 60 and CHAT 160 were introduced after June 30, 2009 to support Skype users.

Our personal conferencing products have become popular with large enterprises and organizations. We entered into partnerships with Avistar, Microsoft, Skype, Vidyo and others to offer personal conferencing products uniquely suited to their systems and applications for their enterprise users and consumers.

Other Products

We complement our audio conferencing products with microphones, media carts for audio and video conferencing. Our wide selection of wood, metal, and laminate media carts features audiovisual carts; plasma screen carts and video conferencing carts.

We expanded our Titan media carts line with the Titan Articulating Arm Dual Plasma Cart in June 2009.  This innovative product features an articulating plasma mounting system that folds the monitor support arms for angle viewing, transportation and storage. Once folded the cart will fit into standard elevators or through standard doorways while accommodating most Plasma or LCD displays up to 50”.

The latest addition to the media cart product line is the The ClearPresence Dual Media Cart.  It accommodates two 42" to 50" flat screen monitors for video and audio conferencing systems. The ClearPresence media cart is designed for strength and reliability and constructed of steel with a high gloss black finish and stainless steel accents. Included are two universal mounts for flat screen monitors and an adjustable mount for a high definition videoconferencing camera. The ClearPresence Dual Media Cart is ideal for corporate meeting rooms, courtrooms, training rooms, and video conferencing rooms.

Marketing and Sales

We primarily use a two-tier channel model, through which we sell our products directly to a worldwide network of independent audiovisual, information technology, and telecommunications distributors, who then sell our products to independent systems integrators, dealers, and value-added resellers, who in turn work directly with the end-users of our products for product fulfillment and installation. We also sell our products on a limited basis directly to certain dealers, systems integrators, value-added resellers, and end-users.

In fiscal 2009, approximately $24.2 million, or 68 percent, of our total product sales were generated in the United States and product sales of approximately $11.5 million, or 32 percent, were generated outside the United States. Revenue from product sales to customers outside of the United States accounted for approximately 30 percent of our total product sales from continuing operations for fiscal 2008. We sell our products in more than 70 countries worldwide. We anticipate that the portion of our total product revenue from international sales will continue to increase as we further enhance our focus on developing new products, establishing new channel partners, strengthening our presence in key growth areas, complying with regional environmental regulatory standards, and improving product localization with country-specific product documentation and marketing materials.

Distributors

We sell our products directly to approximately 100 distributors throughout the world. Distributors purchase our products at a discount from list price and resell them on a non-exclusive basis to independent systems integrators, dealers, and value-added resellers. Our distributors maintain their own inventory and accounts receivable and are required to provide technical and non-technical support for our products to the next level of distribution participants. We work with our distributors to establish appropriate inventory stocking levels. We also work with our distributors to maintain relationships with our existing systems integrators, dealers, and value-added resellers.

Independent Integrators, Dealers, and Resellers

Our distributors sell our products worldwide to approximately 1,000 independent system integrators, telephony value-added resellers, IT value-added resellers, and PC dealers on a non-exclusive basis. While dealers, resellers, and system integrators all sell our products directly to the end-users, system integrators typically add significant value to each sale by combining our products with products from other manufacturers as part of an integrated system solution. Dealers and value-added resellers usually purchase our products from distributors and may bundle our products with products from other manufacturers for resale to the end-user. We maintain close working relationships with our reseller partners and offer them education and training on all of our products.

Marketing

Much of our marketing effort is conducted in conjunction with our channel partners, who provide leverage for us in reaching existing and prospective customers worldwide. We also regularly attend industry forums and exhibit our products at multiple regional and international trade shows, often with our channel partners. These trade shows provide exposure for our brand and products to a wide audience.

In addition to advertising our products in popular publications serving the conferencing industry, we also conduct public relations initiatives to get press coverage and product reviews in industry and non-industry publications alike.

Customers

We do not believe that any end-user accounted for more than 10 percent of our total revenue during fiscal 2009 or 2008. In fiscal 2009, revenues included sales to three distributors that represented approximately 58 percent of total revenue. Each of these three distributors, NewComm Distributing, Starin Marketing and VSO Marketing, accounted for more than 10 percent of consolidated revenue. As discussed above, these distributors facilitate product sales to a large number of independent systems integrators, dealers, and value-added resellers and subsequently to their end-users. The loss of one or more distributors could reduce revenue and have a material adverse effect on our business and results of operations. As of June 30, 2009, our shipped orders on which we had not recognized revenue were $4.7 million and our backlog of unshipped orders was $381,000.

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

Our competitors vary within each product category. We believe we are able to differentiate ourselves and therefore successfully compete as a result of the high audio quality of our products resulting from our proprietary audio signal processing technologies, technical and channel support services, and the strength of our brand.

We believe the principal factors driving sales are the following:

•	Quality and functionality of the products

•	Broad and deep channel partnerships

•	Established history of successful world-wide installations for diverse vertical markets

•	Brand name recognition

•	Quality of customer and partner support, and

•	Effective sales and marketing communication

In the professional audio conferencing systems and sound reinforcement markets, our main competitors include Biamp Systems, Harman International, Lectrosonics, Peavey, Polycom, and Shure and their OEM partners, with several other companies potentially poised to enter the market. We have been enjoying the number one position in the global professional audio conferencing market with more than 50% of the global market share. We uniquely contributed to the professional conferencing market with the introduction of the Audio Perfect (“AP”) product line a number of years ago, followed by the XAP and recently with the introduction of Converge Pro.  We believe we continue to enjoy a strong reputation with the system integrators and audio visual consultants.

We believe we created a new audio conferencing category with the introduction of the RAV platform, which we call premium conferencing. RAV is a unique product with capabilities we do not believe can be found on any other competing system.

In the tabletop conferencing market, our primary competitors are Aethra, Konftel, LifeSize, Panasonic and Polycom and their OEM partners. We believe MAX products are competitive due to strategic pricing, unique ability to attach or daisy chain multiple phones together and proprietary digital signal processing technologies, which we believe are the most advanced in the industry.

The personal conferencing market has seen a number of new entrants. Our primary competitors in the personal conferencing market are Actiontec, Iogear, mVox, Phoenix Audio and Polycom and their OEM partners. We believe that our CHAT family of products offer unique advantages in their superior audio performance and their abilities to connect to multiple devices for variety of applications.

Our media carts compete primarily with the products of Accuwood, Comlink, and Video Furniture International.

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

Sources and Availability of Raw Materials

We manufacture our products through contract manufacturers, who are generally responsible to source and procure required raw materials and components. Most of the components that our contract manufacturers require for manufacturing our products are readily available from a number of sources. We continually work with our contract manufacturers to seek alternative sources for all our components and raw materials requirements to ensure higher quality and better pricing. Contract manufacturers and their vendors are qualified by Corporate Quality Assurance. We work with our contract manufacturers to ensure raw materials and components conform to specifications.

Seasonality

Our audio conferencing products revenue has historically been strongest during the second and fourth quarters though the variations between the quarters are not consistently significant. There can be no assurance that any historic sales patterns will continue and, as a result, sales for any prior quarter are not necessarily indicative of the sales to be expected in any future quarter.

Product Development

We are committed to research and product development and view our continued investment in research and product development as a key ingredient to our long-term business success. Our research and product development expenditures were approximately $7.5 million in fiscal 2009 and $7.1 million in fiscal 2008.

Our core competencies in research and product development include many audio technologies, including telephone echo cancellation, acoustic echo cancellation, and noise cancellation using advanced digital signal processing technology. We also have expertise in wireless technologies, VoIP, and software and network application development. We believe that ongoing development of our core technological competencies is vital to develop new products and to enhance existing products.

Manufacturing

Currently, all of our products are manufactured by third-party manufacturers. Our primary contract manufacturers are Idea Chip Technologies, Inovar and Flextronics.

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

We currently have about 30 patents that are issued, pending, or applied for that cover conferencing products and technologies. The expiration dates of issued patents range from 2018 to 2025. We hold 15 registered trademarks and have also applied for registration for 10 trademarks. Registered trademarks include ClearOne, XAP, MAX, AccuMic, Audio Perfect, Distributed Echo Cancellation, Gentner, and others. We have also filed for trademarks for RAV, Converge, Chat, and others. We have received or filed for registered copyrights of certain of our source code for acoustic echo cancellation and other related audio signal processing algorithms.

Employees

As of June 30, 2009, we had 103 full-time employees. Of these employees, 84 were located in our Salt Lake City office, 13 in other U.S. locations, two in the United Kingdom and four in Asia. None of our employees are subject to a collective bargaining agreement and we believe our relationship with our employees is good.  We occasionally hire contractors with specific skill sets to meet our operational needs.

Dispositions

During fiscal 2005, we sold our Canadian audiovisual integration services business to 6351352 Canada Inc. During fiscal 2006, we sold our document and educational camera product line to Ken-A-Vision Manufacturing Co. Inc.

ITEM 1A.  RISK FACTORS

Investors should carefully consider the risks described below. The risks described below are not the only ones we face and there are risks that we are not presently aware of or that we currently believe are immaterial that may also impair our business operations. Any of these risks could harm our business. The trading price of our common stock could decline significantly due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K, including our June 30, 2009 consolidated financial statements and related notes.

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

Revenue for any particular time period is difficult to predict with any degree of certainty. We typically ship products within a short time after we receive an order; consequently, unshipped backlog has not historically been a good indicator of future revenue. We believe that the level of backlog is dependent in part on our ability to forecast revenue mix and plan our manufacturing accordingly. A significant portion of our customers’ orders are received during the last month of the quarter. We budget the amount of our expenses based on our revenue estimates. If our estimates of sales are not accurate and we experience unforeseen variability in our revenue and operating results, we may be unable to adjust our expense levels accordingly and our gross profit and results of operations will be adversely affected. Higher inventory levels or stock shortages may also result from difficulties in estimating customer demand.

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

Additionally, we offer our distributors price protection on their inventory of our products. If we reduce the list price of our products, we will compensate our distributors for the respective products that remain in their inventory on the date the price adjustment becomes effective provided that they have taken delivery of the products within the last 35 days. Our net revenue and profit margins could adversely be affected if we reduce product prices significantly or distributors happen to have significant inventory on-hand of the affected product at the time of a price reduction. Further, if we do not have sufficient cash resources to compensate distributors on terms satisfactory to them or us, our price protection obligations may prevent us from reacting quickly to competitive market conditions.

Reporting of channel inventory by distributors.

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

Our industry is subject to technological innovations that could render existing technologies in our products obsolete and thereby decrease market demand for such products. If any of our products become slow-moving or obsolete and the recorded value of our inventory is greater than its market value, we will be required to write down the value of our inventory to its fair market value, which would adversely affect our results of operations. In limited circumstances, we are required to purchase components that our outsourced manufacturers use to produce and assemble our products. Should technological innovations render these components obsolete, we will be required to write down the value of this inventory, which could adversely affect our results of operations.

If we are unable to protect our intellectual property rights or have insufficient proprietary rights, our business would be materially impaired.

We currently rely primarily on a combination of trade secrets, copyrights, trademarks, patents, patents pending, and nondisclosure agreements to establish and protect our proprietary rights in our products. No assurances can be given that others will not independently develop similar technologies, or duplicate or design around aspects of our technology. In addition, we cannot assure that any patent or registered trademark owned by us will not be invalidated, circumvented or challenged, or that the rights granted hereunder will provide competitive advantages to us. Litigation may be necessary to enforce our intellectual property rights. We believe our products and other proprietary rights do not infringe upon any proprietary rights of third parties; however, we cannot assure that third parties will not assert infringement claims in the future. Our industry is characterized by vigorous protection of intellectual property rights. Such claims and the resulting litigation are expensive and could divert our attention, regardless of the merit of such claims. In the event of a claim, we might be required to license third-party technology or redesign our products, which may not be possible or economically feasible.

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

We depend on our ability to hire and retain qualified key and highly skilled employees to manage, research and develop, market, and service new and existing products. Competition for such key and highly-skilled employees is intense, and we may not be successful in attracting or retaining such personnel. To succeed, we must hire and retain employees who are highly skilled in the rapidly changing communications and Internet technologies. Individuals who have the skills and can perform the services we need to provide our products and services are in great demand. Because the competition for qualified employees in our industry is intense, hiring and retaining employees with the skills we need is both time-consuming and expensive. We may not be able to hire enough skilled employees or retain the employees we do hire. In addition, provisions of the Sarbanes-Oxley Act of 2002 and related rules of the SEC impose heightened personal liability on some of our key employees. The threat of such liability could make it more difficult to identify, hire and retain qualified key and highly-skilled employees. We have relied on our ability to grant stock options as a means of recruiting and retaining key employees. Recent accounting regulations requiring the expensing of stock options will impair our future ability to provide these incentives without incurring associated compensation costs. Our inability to hire and retain employees with the skills we seek could hinder our ability to sell our existing products, systems, or services or to develop new products, systems, or services with a consequent adverse effect on our business, results of operations, financial position, or liquidity.

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

As of June 30, 2009, we had outstanding options to acquire approximately 1.2 million shares of our common stock at a weighted average exercise price of $5.62 per share. An additional 805,000 shares remain available for grant under our 2007 Plan.  During the terms of these options, the holders thereof will have the opportunity to profit from an increase in the market price of the common stock.  The existence of these options may adversely affect the terms on which we can obtain additional financing, and the holders of these options can be expected to exercise such options at a time when we, in all likelihood, would be able to obtain additional capital by offering shares of our common stock on terms more favorable to us than those provided by the exercise of these options.

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

In our Form 10-K for the fiscal year ending June 30, 2006 and Form 10-K/A-2 for the fiscal year ending June 30, 2008, we reported and identified a material weakness in our internal controls. Although we believe we have remedied this weakness through the commitment of considerable resources, we are always at risk that any future failure of our own internal controls or the internal control at any of our outsourced manufacturers or partners could result in additional reported material weaknesses. Any future failures of our internal controls could have a material impact on our market capitalization, results of operations, or financial position, or have other adverse consequences.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

We currently occupy a 36,279 square-foot facility in Salt Lake City, Utah under the terms of an operating lease expiring in December 2013 which supports our principal administrative, sales, marketing, customer support, and research and product development facility. We also occupy a 23,712 square-foot warehouse in Salt Lake City under the terms of an operating lease expiring in November 2013 which warehouses our inventory for fulfillment, serves as our fulfillment and repair center, as well as a 6,500 square-foot facility in Salt Lake City under the terms of an operating lease expiring in December 2011 which warehouses our inventory for fulfillment. Finally, we lease approximately 4,000 square-feet in warehouse space in Hong Kong under the terms of two operating leases both expiring in February 2010 which support our partners and customers located in the Asia-Pacific region.

We believe our current facilities are adequate to meet our needs for the foreseeable future and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3.  LEGAL PROCEEDINGS

See Note 8 – Commitments and Contingencies of the Notes to Consolidated Financial Statements (Part II, Item 8) for information regarding legal proceedings in which we are involved.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been traded on the Nasdaq Capital Market under the symbol CLRO since August 14, 2007.  The following table sets forth high and low sale prices (or high and low bid quotations) of our common stock for each fiscal quarter indicated as reported on the applicable exchange or market.

	2009		2008
	High	Low	High	Low
First Quarter	$5.00	$3.10	$7.25	$4.40
Second Quarter	4.74	3.27	7.42	5.00
Third Quarter	4.06	3.00	5.81	4.50
Fourth Quarter	3.25	2.47	5.07	3.66

On October 9, 2009, the closing price for our common stock as reported on the Nasdaq Capital Market was $2.85.

Shareholders

As of October 9, 2009, there were 8,929,002 shares of our common stock issued and outstanding and held by approximately 500 shareholders of record. This number includes each broker dealer and clearing corporation, that hold shares for customers, as a single shareholder.

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

Securities Authorized for Issuance under Equity Compensation Plans

We currently have two equity compensation plans, our 1998 Stock Option Plan (the “1998 Plan”) and our 2007 Equity Incentive Plan (the “2007 Plan”).

Issuer Purchases of Equity Securities

See Note 9 – Shareholders’ Equity of the Notes to Consolidated Financial Statements (Part II, Item 8) for information regarding issuer purchases of equity shares.

ITEM 6.  SELECTED FINANCIAL DATA

None.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes included in this report, as well as our other filings with the SEC. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions, as set forth under “Disclosure Regarding Forward-Looking Statements.” Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the following discussion and under the caption “Risk Factors” in Item 1A and elsewhere in this report. Unless otherwise indicated, all references to a year reflect our fiscal year that ends on June 30.

OVERVIEW

We develop, manufacture, market, and service a comprehensive line of high-quality audio conferencing products. The products range from personal conferencing products to tabletop conferencing phones to professionally installed audio systems. We also manufacture and sell conferencing media carts. Our products are used by organizations of all sizes to accomplish effective group communication. Our end-users range from some of the world’s largest and most prestigious companies and institutions to small and medium-sized businesses, educational institutions, and government organizations as well as individual consumers. We sell our products to these end-users primarily through a network of independent distributors who in turn sell our products to dealers, systems integrators, and value-added resellers. We also sell products on a limited basis directly to dealers, systems integrators, value-added resellers, and end-users.

We derive a major portion (approximately 68%) of our revenue from North America. Our share of revenue from foreign markets outside North America increased steadily over the years.

The conferencing products market is characterized by intense competition and rapidly evolving technology.  Our competitors vary within each product category. We continue to enjoy the leadership position with respect to professionally installed audio category and were able to expand our market share of personal conferencing products. However we face significant competition in premium and tabletop categories due to price pressures, evident from the decline in premium and tabletop revenues.

The deep recession that affected the global economy impacted our financials, especially during the last two quarters of fiscal year 2009.  Except for the personal conferencing products all other product categories suffered a drop in the revenue when compared with fiscal year 2008. Despite the reduction in gross profit by $2.2 million, net income before tax for the year increased by $1.1 million from the previous year largely due to the reversal of $1.1 million contingent liability recorded with respect to “indemnification of former officers” and recognition of insurance settlement proceeds of $1.1 million. However income after tax reduced by $3 million due to the increase in tax expense by $4.1 million. The tax expense increased significantly during fiscal year 2009 since we had the benefit in fiscal year 2008 of reversal of $4.7 million in valuation allowance recorded against deferred tax assets and a reversal of $3.3 million accrual for a contingent liability associated with indemnification agreements with two former officers.

During the fiscal year 2009, we repurchased 1,343,000 shares of our common stock at a total cost of approximately $6.77 million through a tender offer.

During the fiscal year 2008, we repurchased 835,000 shares of our common stock at a total cost of approximately $4.3 million in open market and private block transactions.

DISCUSSION OF OPERATIONS

Results of Operations

The following table sets forth certain items from our consolidated statements of operations for the fiscal years ended June 30, 2009 and 2008, together with the percentage of total revenue which each such item represents.

	(in thousands of dollars)
	Fiscal Year 2009		Fiscal Year 2008		2009 vs. 2008 Favorable (Unfavorable)
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Revenue	$35,700	100.0%	$38,758	100.0%	$(3,058)	-7.9%
Cost of goods sold	15,323	42.9%	16,204	41.8%	881	5.4%
Gross profit	20,377	57.1%	22,554	58.2%	(2,177)	-9.7%
Operating expenses (benefit):
Sales and marketing	7,529	21.1%	6,673	17.2%	(856)	-12.8%
Research and product development	7,541	21.1%	7,070	18.2%	(471)	-6.7%
General and administrative	3,631	10.2%	7,669	19.8%	4,038	52.7%
Insurance settlement proceeds	(1,100)	-3.1%	—	0.0%	1,100	*
Total operating expenses	17,601	49.3%	21,412	55.2%	3,811	17.8%
Operating income	2,776	7.8%	1,142	2.9%	1,634	143.1%
Other income, net	446	1.2%	1,005	2.6%	(559)	-55.6%
Income from continuing operations before income taxes	3,222	9.0%	2,147	5.5%	1,075	50.1%
Benefit from (provision for) income taxes	(995)	-2.8%	3,096	8.0%	(4,091)	-132.1%
Income from continuing operations	2,227	6.2%	5,243	13.5%	(3,016)	-57.5%
Income from discontinued operations, net of tax	—	0.0%	16	0.0%	(16)	-100.0%
Net income	$2,227	6.2%	$5,259	13.6%	$(3,032)	-57.7%
__________________
* Not Meaningful

The following is a discussion of our results of operations for our fiscal years ended June 30, 2009 and 2008. All items are discussed on a consolidated basis.

Revenue

Our revenue was $35.7 million for the fiscal year ended June 30, 2009 (“2009”) compared to revenue of $38.8 million for the fiscal year ended June 30, 2008 (“2008”).

Revenue during 2009 decreased approximately $3.1 million, or 8% from 2008. The decrease in revenue in 2009 from 2008 was primarily the result of declines in our professional, premium, tabletop, conferencing media carts and conferencing accessories products which collectively decreased approximately $4.3 million partially offset by a collective increase of approximately $1.2 million in our personal conferencing products. The revenue from professional products declined by approximately 10% during 2009 and the share of revenue from professional products as a percentage of total revenue also reduced from approximately 75% in 2008 to about 73.5% in 2009. Revenue from tabletop products declined approximately 22% during 2009. However, the revenue from personal conferencing products increased approximately 73% during 2009. The competitive pressures in the professional and tabletop categories are not expected to ease while the outlook for personal conferencing products continues to be promising.

We evaluate, at each quarter-end, the inventory in the channel through information provided by certain of our distributors. The level of inventory in the channel will fluctuate up or down, each quarter, based upon our distributors’ individual operations. Accordingly, each quarter-end revenue deferral is calculated and recorded based upon the underlying channel inventory at quarter-end. During the fiscal years ended June 30, 2009 and 2008, the change in deferred revenue based on the movement of inventory in the channel was a recognition (deferral) of $1.1 million and ($670,000) in revenue, respectively.

Revenue from sales outside of the United States as a percent of total revenue was 32% for 2009 and 30% for 2008.

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

Our 2009 gross profit was approximately $20.4 million compared to approximately $22.6 million in 2008. Gross profit margins (“GPM”), gross profit as a percentage of sales, were 57.1% and 58.2% in 2009 and 2008, respectively. The gross profit decline was primarily the result of inventory write-offs amounting to approximately $2.3 million during 2009. GPM as a percentage of sales excluding the inventory write-offs were 63.5% and 58.4% in 2009 and 2008 respectively, signifying increased manufacturing efficiencies during 2009. The positive impact on gross profit of increased efficiencies in manufacturing operations was offset by reduced revenue and inventory write-offs. While we believe the manufacturing efficiencies can be sustained in the near future, any change in our outsourced manufacturers’ capabilities would negatively impact the cost to manufacture our products.

Professional conferencing products continued to be the major contributor to the gross margin despite a decline in its revenue during 2009. Our profitability in the near-term depends heavily on our ability to increase revenue from professional conferencing products. Significant increase in inventories during 2009 might further impact future gross margin as we attempt to sell the accumulated inventory through sales promotions and other means. If we are unable to sell our long-term inventory in the near-term, profitability might be affected by more inventory write-offs.

Operating Expenses and Profits (Losses)

Operating profits (losses), or income from operations, is the surplus after operating expenses are deducted from gross profits. Operating expenses include sales & marketing (“S&M”) expenses, research and development (“R&D”) expenses and general and administrative (“G&A”) expenses. Total operating expenses were approximately $17.6 million in 2009 compared with approximately $21.4 million in 2008. The following is a more detailed discussion of expenses related to sales and marketing, research and product development, general and administrative, and other items.

Sales and Marketing. S&M expenses include selling, customer service, and marketing expenses such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses. Total S&M expenses were approximately $7.5 million in 2009 compared with approximately $6.7 million in 2008. As a percentage of revenue, S&M expenses were 21.1% in 2009 compared with17.2% in 2008. S&M expenses during 2009 were approximately $900,000 or 13% higher than 2008 primarily as a result of higher labor and related expenses and higher marketing related expense.

Research and Development. R&D expenses include research and development, product line management, engineering services, and test and application expenses, including employee-related costs, outside services, expensed materials, depreciation, and an allocation of overhead expenses. Total R&D expenses were approximately $7.5 million in 2009 compared to approximately $7.1 million in 2008. As a percentage of revenue, R&D expenses were 21.1% in 2009 compared to 18.2% in 2008. R&D expenses during 2009 increased approximately $500,000 from 2008 primarily as a result of higher labor and related expenses as well as increased research and development project related expenses.

General and Administrative. G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs and corporate administrative costs, including finance and human resources. Total G&A expenses were approximately $3.6 million in 2009 compared with approximately $7.7 million in 2008. As a percentage of revenue, G&A expenses were 10.2% in 2009 and 19.8% in 2008. G&A expenses were lower in 2009 when compared to 2008 primarily as a result of reduction in legal expenses by approximately $3.7 million, which included reversal of $1.1million of a contingent liability associated with the indemnification agreements with two former officers and payment of $200,000 in fiscal year 2008 to Edward D. Bagley, our former director and Chairman, upon his resignation and in consideration for his service as a director of the Company since 1994. The above reductions were partially offset by an increase in the allowance for bad debts by $16,000. We will continue to incur legal expenses as we defend ourselves from indemnification claims, protect our intellectual property and attempt to collect judgments entered in our favor. Any unfavorable outcomes from these legal matters would adversely affect our profitability and financial position.

Insurance Settlement Proceeds. We recognized income of $1.1 million received from the insurance company in settlement of dispute over insurance coverage under directors and officers’ liability insurance policies. (See Item 3, “Legal Proceedings” - the Insurance Coverage Action”).

Other operating income, net. Other income, net, includes our interest income, interest expense, capital gains, gain (loss) on the disposal of assets, and currency gain (loss). Other income was approximately $446,000 in 2009 compared to approximately $1.0 million in 2008. The $559,000 decrease in 2009 from 2008 was primarily the result of lower interest income associated with lower interest rates on our investments and lower cash and marketable securities balances as we used approximately $6.77 million of our cash during 2009 to repurchase our common stock.  The decreases were partially offset by the recognition of additional approximately $200,000 in interest income related to the insurance settlement proceeds.

(Provision for) Benefit from income taxes. Our provision for income taxes from continuing operations was ($995,000) in 2009 compared to a benefit of $3.1 million in 2008. The ($995,000) provision in 2009 was primarily the result of tax on current year income; the true-up of certain tax attribute carryovers related to federal and state research and development credits and federal alternative minimum tax credits from the prior year’s tax returns; and the recording of a valuation allowance against capital and unrealized loss carryovers, certain state net operating loss (“NOL”) carryovers and state research and development credits.  The true-up of these tax attribute carryovers resulted in a relatively low 30.8% effective income tax rate on 2009 income from continuing operations.  The valuation allowance was established, in accordance with SFAS No. 109, “Accounting for Income Taxes”, because it was not considered more likely than not that certain deferred tax assets related to capital and unrealized loss carryovers, certain state NOL carryovers and state research and development credits would be realized.  As a result of our analysis, and in accordance with generally accepted accounting principles, a valuation allowance of $928,000 was recorded against certain deferred tax assets.

The $3.1 million benefit in 2008 was primarily the result of reversal of our valuation allowance during the fiscal fourth quarter that we had recorded against our deferred tax assets.  Given our past history of losses from continuing operations, prior to fiscal 2007, a valuation allowance was recorded against all of our deferred tax assets. The valuation allowance was initially established, in accordance with SFAS No. 109 because it was not considered more likely than not that the deferred tax assets would be realized. However, as a result of our analysis and in accordance with generally accepted accounting principles, the previously established valuation allowance related primarily to deferred revenue, inventory reserves, and accrued liabilities of approximately $4.7 million was reversed. Our income taxes were negatively impacted in 2008 by our adoption of FIN 48 Accounting for Uncertainty in Income Taxes in addition to our recognition of tax on the undistributed earnings of our foreign subsidiaries which together added approximately $541,000 to our 2008 income tax expense.

Income from discontinued operations, net of tax. Income from discontinued operations related to our Canadian audiovisual integration business (“OM Video”). Accordingly, the results of operations and the financial position have been reclassified in the accompanying consolidated financial statements as discontinued operations. The total income from discontinued operations, net of tax, was $0 for 2009 compared with $16,000 for 2008.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

As of June 30, 2009, our cash and cash equivalents were approximately $9.8 million and our marketable securities were approximately $2.1 million, which represented an overall decrease of $8.5 million in our balance from June 30, 2008 which had cash and cash equivalents of approximately $3.3 million and our marketable securities of approximately $17.1 million.

Net cash flows used in operating activities were approximately $1.9 million in 2009 compared to net cash flows provided by operating activities of approximately $3.5 million in 2008. During 2009 net cash flows from operating activities decreased by approximately $5.4 million primarily as a result of increase in inventories by $8.9 million, decrease in net income by $3.0 million, change in accrued liabilities by $3.0 million, and decrease in our deferred revenue accrual by $1.8 million, partially offset by a $5.1 million change in deferred taxes, $2.2 million increase in inventory write-offs, and $4.2 million increase in changes in other operating assets and liabilities.

Net cash flows provided by investing activities were $15.0 million in 2009 compared to $700,000 in 2008. The $14.3 million increase in net cash provided by investing activities during 2009 was primarily as a result of $14.6 million increase in the sale of marketable securities, net of purchases of marketable securities in 2008, partially offset by purchases of property and equipment.

Net cash used in financing activities during 2009 totaled approximately $6.6 million compared with approximately $3.7 million in 2008. During 2009, we repurchased 1,343,000 shares of our common stock for $6.77 million. We also received $135,000 and issued 41,000 shares of stock upon the exercise of employee stock options. During 2008, we repurchased 835,000 shares of our common stock for $4.3 million. Also during 2008 we received $800,000 and issued 228,000 shares of stock upon the exercise of employee stock options. We received a $70,000 tax benefit from option exercises in 2008.

In 2009 we paid approximately $1.6 million in income taxes.  Additionally, in 2008 we paid approximately $1.7 million in income taxes and reduced our July 1, 2007 balance of retained earnings by $295,000 upon adoption of FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.”

We believe that future income from operations and effective management of working capital will provide the liquidity needed to meet our short-term and long-term operating requirements and finance our growth plans. We also believe that our strong debt-free financial position and solid business model would help us raise additional capital when needed to meet our short and long-term financing needs. In addition to capital expenditures, we may use cash during fiscal 2009 for selective infusions of technological, marketing or product manufacturing rights to broaden our product offerings; and acquisitions that may strategically fit our business and are accretive to performance.

At June 30, 2009, we had open purchase orders related to our contract manufacturers and other contractual obligations of approximately $3.8 million, primarily related to inventory purchases.

As of June 30, 2008, we had approximately $12.2 million par value of auction rate securities, less a temporary valuation adjustment of approximately $1.1 million to reflect the then prevailing lack of liquidity of these investments. During October 2008, we accepted offers to repurchase our Auction Rate Securities (ARSs), at par value, from the two investment banks that sold them to us. Between November 2008 and January 2009, UBS and Morgan Stanley fulfilled their offers and repurchased our ARSs, at par value, totaling approximately $12.2 million.

As of June 30, 2009, we had inventories totaling $15.6 million, including non-current inventory of $8.6 million. Inventories increased by $$7.5 million during 2009 as a result of many factors including slow down in the economy resulting in lower sales volume, prior forecasted commitments to contract manufacturers and acquisition of additional safety stock to tide over transition from a contract manufacturer who went out of business.  In addition to the possible negative effect on gross margins due to sales promotions, any delays in the planned sales of inventory would reduce our liquidity and might affect our ability to execute our future financial plans.

Off-Balance Sheet Arrangements

We have no off-balance-sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, results of operations or liquidity.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our results of operations and financial position are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We evaluate our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. We believe that the estimates we use are reasonable; however, actual results could differ from those estimates. Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in Item 8 of this report. We believe the following critical accounting policies identify our most critical accounting policies, which are the policies that are both important to the representation of our financial condition and results and requires our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

Revenue from product sales to distributors is not recognized until the return privilege has expired or it can be determined with reasonable certainty that the return privilege has expired, which approximates when product is sold-through to customers of our distributors (dealers, system integrators, value-added resellers, and end-users) rather than when the product is initially shipped to a distributor. We evaluate, at each quarter-end, the inventory in the channel through information provided by our distributors. The level of inventory in the channel will fluctuate up or down, each quarter, based upon our distributors’ individual operations. Accordingly, each quarter-end revenue deferral for revenue and associated cost of goods sold are calculated and recorded based upon the actual channel inventory reported at quarter-end. Further, with respect to distributors and other channel partners not reporting the channel inventory, the revenue and associated cost of goods sold are deferred until we receive payment for the product sales made to such distributors or channel partners.

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

The amounts of deferred cost of goods sold were included in consigned inventory. The following table details the amount of deferred revenue, cost of goods sold, and gross profit at each quarter end for the 24-month period ended June 30, 2009 (in thousands).

	Deferred Revenue	Deferred Cost of Goods Sold	Deferred Gross Profit
Year ended June 30, 2009
Fourth Quarter	$4,709	$1,843	$2,866
Third Quarter	4,611	1,692	2,919
Second Quarter	5,320	1,914	3,406
First Quarter	4,856	1,938	2,918
Year ended June 30, 2008
Fourth Quarter	5,795	2,047	3,748
Third Quarter	4,586	1,772	2,814
Second Quarter	5,240	2,079	3,161
First Quarter	5,822	2,121	3,701

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

Accounting for Income Taxes

We are subject to income taxes in both the United States and in certain non-U.S. jurisdictions. We estimate our current tax position together with our future tax consequences attributable to temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation, and other reserves for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, prior year carryback, or future reversals of existing taxable temporary differences. To the extent we believe that recovery is not more likely than not, we establish a valuation allowance against these deferred tax assets. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. To the extent we establish a valuation allowance in a period, we must include and expense the allowance within the tax provision in the consolidated statement of operations. In accordance with SFAS No. 109, Accounting for Income Taxes, we analyzed our valuation allowance at June 30, 2009 and determined that based upon available evidence it is more likely than not that certain of our deferred tax assets related to capital and unrealized loss carryovers, certain state net operating loss carryovers and state research and development credits will not be realized and as such we have recorded a valuation allowance against these deferred tax assets in the amount of $928,000. The recording of a portion of this valuation allowance results in an increase in our income tax expense for 2009 of $83,000. See Note 13 in the notes to financial statements for additional information.

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

We perform a quarterly analysis of obsolete and slow-moving inventory to determine if any inventory needs to be written down. In general, we write-down our excess and obsolete inventory by an amount that is equal to the difference between the cost of the inventory and its estimated market value if market value is less than cost, based upon assumptions about future product life-cycles, product demand, shelf life of the product, inter-changeability of the product and market conditions. Those items that are found to have a supply in excess of our estimated current demand are considered to be slow-moving or obsolete and classified as long-term. An appropriate reserve is made to write-down the value of that inventory to its expected realizable value. These charges are recorded in cost of goods sold. The reserve against slow-moving or obsolete inventory is increased or reduced based on several factors which among other things require us to make an estimate of a product’s life-cycle, potential demand and our ability to sell these products at estimated price levels. While we make considerable efforts to calculate reasonable estimates of these variables actual results may vary. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of changing technology and customer requirements, we could be required to increase our inventory allowances, and our gross profit could be adversely affected.

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

ISSUED BUT NOT YET ADOPTED ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which is effective for us beginning July 1, 2010. This Statement amends FIN 46(R), Consolidation of Variable Interest Entities an interpretation of ARB No. 51, to require revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We believe the adoption of this pronouncement will not have any material impact on our financial statements.

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

Not Applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this Form 10-K beginning on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

As required by Rule 13a-15 under the Exchange Act, we have completed an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Principal Financial Officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of June 30, 2009. Based upon this evaluation our Chief Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures are effective at a reasonable assurance level.

There has been no change in our internal controls and procedures over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls and procedures over financial reporting, during the fourth quarter ended June 30, 2009, and there were no significant deficiencies or material weaknesses.

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

In connection with the preparation of this Annual Report on Form 10-K for the fiscal year ended June 30, 2009, our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  We have concluded that the design and operation of our internal control over financial reporting are effective as of June 30, 2009.  There were no significant changes in our internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item relating to our directors is incorporated herein by reference to the definitive proxy statement for our 2009 Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the definitive proxy statement for our 2009 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the definitive proxy statement for our 2009 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the definitive proxy statement for our 2009 Annual Meeting of Shareholders.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the definitive proxy statement for our 2009 Annual Meeting of Shareholders.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)      1.      Financial Statements

The following financial statements set forth under Item 8 of this Annual Report on Form 10-K are filed in a separate section of this Form 10-K/A beginning on page F-1.

Report of Independent Registered Public Accounting Firm – Jones Simkins, P.C.
Consolidated Balance Sheets as of June 30, 2009 and 2008
Consolidated Statements of Operations and Comprehensive Income (Loss) for fiscal years ended
June 30, 2009 and 2008
Consolidated Statements of Shareholders’ Equity for fiscal years ended June 30, 2009 and 2008
Consolidated Statements of Cash Flows for fiscal years ended June 30, 2009 and 2008
Notes to Consolidated Financial Statements

2.      Financial Statement Schedules

All schedules are omitted since they either are not required, not applicable or the information is presented in the accompanying consolidated financial statements and notes thereto.

3.      Exhibits

The following documents are included as exhibits to this report.

Exhibit No.	Title of Document
3.1	Articles of Incorporation and amendments thereto (9)
3.2	Bylaws (1)
10.1	Employment Separation Agreement between ClearOne Communications, Inc. and Frances Flood, dated December 5, 2003* (2)
10.2	Employment Separation Agreement between ClearOne Communications, Inc. and Susie Strohm, dated December 5, 2003* (2)
10.3	Joint Prosecution and Defense Agreement dated April 1, 2004 between ClearOne Communications, Inc., Parsons Behle & Latimer, Edward Dallin Bagley and Burbidge & Mitchell, and amendment thereto (2)
10.4	1997 Employee Stock Purchase Plan (5)
10.5	1998 Stock Option Plan (5)
10.6	2007 Equity Incentive Plan (8)
10.7	Manufacturing Agreement between ClearOne Communications, Inc. and Inovar, Inc. dated August 1, 2005 (3)
10.8	Office Lease between Edgewater Corporate Park, LLC and ClearOne Communications, Inc. dated June 5, 2006 (4)
10.9	Consulting Agreement between Edward D. Bagley and ClearOne Communications, Inc. dated July 6, 2007 (6)
10.10	Severance Agreement between ClearOne Communications, Inc. and Edward D. Bagley dated July 6, 2007* (6)
10.11	Compromise Agreement between ClearOne Communications UK Limited and Martin Offwood dated August 13, 2007* (7)
10.12	Warehouse Lease Agreement between Woodenshoe Development and Clearone Communications, Inc. dated October 5, 2007 (7)
10.13	Warehouse Lease Agreement between CB Center, LLC and ClearOne Communications, Inc. Dated October 13, 2008 (11)
10.20	Margin Loan Agreement between ClearOne Communications, Inc. and UBS Financial Services, Inc. dated September 10, 2008 (10)

10.21	Manufacturing Services Agreement between Flextronics Industrial, Ltd. and ClearOne Communications, Inc. dated November 3, 2008
10.22	Settlement and Release Agreement between ClearOne Communications, Inc. and Edward Dallin Bagley dated October 7, 2009
14.1	Code of Ethics, approved by the Board of Directors on August 23, 2006 (4)
21.1	Subsidiaries of the registrant
23.1	Consent of Jones Simkins P.C., independent auditors for the year ending June 30, 2009
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
_______________
*Constitutes a management contract or compensatory plan or arrangement.

1	Incorporated by reference to the Registrant’s registration statement on Form S-3/A filed with the SEC on November 1, 2002.

2	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

3	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

4	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

5	Incorporated by reference to the Registrant’s registration statement on form S-8 filed with the SEC on October 6, 2006.

6	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

7	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

8	Incorporated by reference to the Registrant’s registration statement on Form S-8 filed with the SEC on January 22, 2008.

9	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

10	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on September 11, 2008.

11	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARONE COMMUNICATIONS, INC.

October 13, 2009	By:	/s/ Zeynep Hakimoglu
Zeynep Hakimoglu
President, Chief Executive Officer, and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zeynep Hakimoglu Zeynep Hakimoglu	President, Chief Executive Officer, and Chairman	October 13, 2009
(Principal Executive Officer)

/s/ Narsi Narayanan	Vice President of Finance	October 13, 2009
Narsi Narayanan	(Principal Financial and Accounting Officer)

/s/ Brad R. Baldwin	Director	October 13, 2009
Brad R. Baldwin

/s/ Larry R. Hendricks	Director	October 13, 2009
Larry R. Hendricks

/s/ Scott M. Huntsman	Director	October 13, 2009
Scott M. Huntsman

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of ClearOne Communications, Inc.

We have audited the accompanying consolidated balance sheets of ClearOne Communications, Inc. and subsidiaries (the Company) as of June 30, 2009 and 2008, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for the years ended June 30, 2009 and 2008. The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ClearOne Communications, Inc. and subsidiaries as of June 30, 2009 and 2008, and the results of its operations and its cash flows for the years ended June 30, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ Jones Simkins, P.C.

JONES SIMKINS, P.C.
Logan, Utah
October 13, 2009

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars, except per share amounts)

	June 30,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$9,801	$3,327
Marketable securities	2,103	5,922
Receivables, net of allowance for doubtful accounts of $103 and $87, respectively	4,968	7,281
Deposit, bond for preliminary injunction	-	908
Inventories, net	7,075	8,129
Deferred income taxes	2,970	3,168
Prepaid expenses and other assets	1,398	820
Total current assets	28,315	29,555

Long-term inventory	8,559	-
Long-term marketable securities	-	11,168
Property and equipment, net	2,762	2,554
Long-term deferred tax asset	1,159	1,639
Other assets	58	54
Total assets	$40,853	$44,970

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,545	$2,187
Accrued liabilities	2,380	3,672
Deferred product revenue	4,709	5,795
Total current liabilities	10,634	11,654

Deferred rent	544	700
Other long-term liabilities	1,189	1,054
Total liabilities	12,367	13,408

Shareholders' equity:
Common stock, par value $0.001, 50,000,000 shares authorized,8,928,802 and 10,228,902 shares issued and outstanding, respectively	9	10
Additional paid-in capital	38,616	44,618
Accumulated other comprehensive income (loss)	6	(694)
Accumulated deficit	(10,145)	(12,372)
Total shareholders' equity	28,486	31,562
Total liabilities and shareholders' equity	$40,853	$44,970

See accompanying notes to consolidated financial statements

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands of dollars, except per share amounts)

	Years Ended June 30,
	2009	2008

Revenue	$35,700	$38,758
Cost of goods sold	15,323	16,204
Gross profit	20,377	22,554

Operating expenses:
Sales and marketing	7,529	6,673
Research and product development	7,541	7,070
General and administrative	3,631	7,669
Insurance settlement proceeds	(1,100)	-
Total operating expenses	17,601	21,412

Operating income	2,776	1,142

Other income, net:
Interest income	474	1,039
Interest expense	(1)	(5)
Other expense, net	(27)	(29)
Total other income, net	446	1,005

Income from continuing operations before income taxes	3,222	2,147
(Provision for) benefit from income taxes	(995)	3,096
Income from continuing operations	2,227	5,243
Gain on disposal of discontinued operations, net of taxes of $9	-	16
Net income	$2,227	$5,259

Comprehensive income:
Net income	$2,227	$5,259
Unrealized gain (loss) on marketable securities, net of taxes of ($415) and $413, respectively	$700	$(694)
Comprehensive income	$2,927	$4,565

Basic earnings per common share	$0.24	$0.49
Diluted earnings per common share	$0.24	$0.49

Basic weighted average shares outstanding	9,213,731	10,694,401
Diluted weighted average shares outstanding	9,338,320	10,798,281

See accompanying notes to consolidated financial statements

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
 (in thousands of dollars, except per share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income	Deficit	Equity

Balances at June 30, 2007	10,861,920	$11	$47,582	$-	$(17,336)	$30,257

Stock buy back program	(834,646)	(1)	(4,354)	-	-	(4,355)
Exercise of stock options	228,368	-	792	-	-	792
Shares received/retired upon exercise of stock options	(28,066)	-	(186)	-	-	(186)
Tax benefit from stock option exercise	-	-	70	-	-	70
Compensation cost associated with SFAS No. 123R	-	-	707	-	-	707
Employee Stock Purchase Plan	1,326	-	7	-	-	7
Adoption of FIN 48	-	-	-	-	(295)	(295)
Unrealized loss on marketable securities, net of tax of $413	-	-	-	(694)	-	(694)
Net income	-	-	-	-	5,259	5,259
Balances at June 30, 2008	10,228,902	10	44,618	(694)	(12,372)	31,562

Stock buy back program	(1,342,620)	(1)	(6,767)	-	-	(6,768)
Exercise of stock options	40,799	0	134	-	-	134
Compensation cost associated with SFAS No. 123R	-	-	625	-	-	625
Employee Stock Purchase Plan	1,721	0	6	-	-	6
Unrealized gain on marketable securities, net of tax of ($415)	-	-	-	700	-	700
Net income	-	-	-	-	2,227	2,227
Balances at June 30, 2009	8,928,802	$9	$38,616	$6	$(10,145)	$28,486

See accompanying notes to consolidated financial statements

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars, except per share amounts)

	Years Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income from continuing operations	$2,227	$5,243
Adjustments to reconcile net income from continuing operations to net cash (used in) provided by operations:
Impairment of marketable securities	-	155
Depreciation and amortization expense	720	767
Stock-based compensation	631	714
Provision for doubtful accounts	16	33
Write-off of inventory	2,293	136
Write-off of note receivable	5	-
Loss on disposal of assets	-	6
Changes in operating assets and liabilities:
Receivables	1,248	485
Deposit, bond for preliminary injunction	908	(908)
Inventories	(9,798)	(929)
Deferred income taxes	262	(4,807)
Prepaid expenses and other assets	(592)	(590)
Accounts payable	2,402	875
Accrued liabilities	(1,292)	1,676
Deferred product revenue	(1,086)	669
Other long-term liabilities	135	-
Net cash (used in) provided by operating activities	(1,921)	3,525

Cash flows from investing activities:
Purchase of property and equipment	(1,074)	(786)
Purchase of intangible assets	-	(49)
Purchase of marketable securities	(1,253)	(15,378)
Sale of marketable securities	17,356	16,897
Net cash provided by continuing investing activities	15,025	684
Net cash provided by discontinued investing activities	-	16
Net cash provided by investing activities	15,025	700

Cash flows from financing activities:
Proceeds from the issuance of common stock - options	134	605
Common stock purchased and retired	(6,768)	(4,355)
Tax benefit from stock options	-	70
Net cash used in financing activities	(6,634)	(3,680)

Net increase in cash and cash equivalents	6,474	545
Cash and cash equivalents at the beginning of the year	3,327	2,782
Cash and cash equivalents at the end of the year	$9,801	$3,327

See accompanying notes to consolidated financial statements

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands of dollars, except per share amounts)

	Years Ended June 30,
	2009	2008

Supplemental disclosure of cash flow information:
Cash paid for interest	$1	$5
Cash paid for income taxes	$1,637	$1,701

Supplemental disclosure of non-cash financing activities:
Exchanged accounts receivable from a vendor with accounts payable to the same vendor	$1,044	$432
Adoption of FIN48	$-	$295
Unrealized gain (loss) on marketable securities, net of tax of ($415) and $413, respectively	$700	$(694)

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

2.  Summary of Significant Accounting Policies

Consolidation – These consolidated financial statements include the financial statements of ClearOne Communications, Inc. and its wholly owned subsidiaries. The discontinued operations portion of these consolidated financial statements include transactions from our previously wholly owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Foreign Currency Translation –The results of operations for the Company’s foreign subsidiary in the United Kingdom are recorded by the subsidiary in the British Pound and remeasured in the U.S. Dollar. Assets and liabilities are translated into U.S. dollars at the exchange rate prevailing on the balance sheet date or the historical rate, as appropriate.  Revenue and expenses are translated at average rates of exchange prevailing during the period.  Upon making the translations to the U.S. Dollar we concluded that as of the balance sheet date the impact of such re-measurements was immaterial and as such have been posted through our statement of income as opposed to including them in other comprehensive income.

Concentration Risk – We depend on an outsourced manufacturing strategy for our products. We outsource the manufacture of all of our products to third-party manufacturers located in both the U.S. and Asia. If any of these manufacturers experience difficulties in obtaining sufficient supplies of components, component prices significantly exceeding the anticipated costs, an interruption in their operations, or otherwise suffer capacity constraints, we would experience a delay in shipping these products which would have a negative impact on our revenues. Should there be any disruption in services due to natural disaster, economic or political difficulties, quarantines, transportation restrictions, acts of terror, or other restrictions associated with infectious diseases, or other similar events, or any other reason, such disruption would have a material adverse effect on our business. Operating in the international environment exposes us to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, and potentially adverse tax consequences, which could materially affect our results of operations. Currently, we have no second source of manufacturing for a portion of our products.

Cash Equivalents – The Company considers all highly-liquid investments with a maturity of three months or less, when purchased, to be cash equivalents.  The Company places its temporary cash investments with high-quality financial institutions.  At times, including at June 30, 2009 and 2008, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit of $250 and $100, respectively.

Marketable Securities – The Company’s marketable securities classified as available-for-sale securities, are carried at fair value which approximated cost and generally have original maturities of greater than one year.   Management determines the appropriate classifications of investments at the time of purchase, based on management’s intent to use these investments during the normal operating cycle of the business, and reevaluates such designation as of each balance sheet date.

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

A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value.  The impairment is charged to earnings and a new cost basis for the security is established.  During 2008 the Company recognized an other-than-temporary impairment. Please refer to Note 5.

Unrealized holding gains and losses, net of the related tax effect on available-for-sale securities, are excluded from earnings and are reported as a separate component of other comprehensive income until realized. During 2008, the Company determined there was a temporary decline in the fair value of its investments in auction-rate securities resulting in an unrealized loss in other comprehensive income. Please refer to Note 5.

Accounts Receivable – Accounts receivable are recorded at the invoiced amount.  Generally, credit is granted to customers without requiring collateral.  The Company extends credit to customers who it believes have the financial strength to pay. The Company has in place credit policies and procedures, an approval process for sales returns and credit memos, and processes for managing and monitoring channel inventory levels.

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

The Company’s allowance for doubtful accounts activity for the fiscal years ended June 30, 2009 and 2008 were as follows:

	Years Ended June 30,
	2009	2008
Balance at Beginning of Period	$87	$54
Charged to Costs and Expenses	173	33
Deductions	(157)	-
Balance at End of Period	$103	$87

Inventories – Inventories are valued at the lower of cost or market, with cost computed on a first-in, first-out (“FIFO”) basis.  In addition to the price of the product purchased, the cost of inventory includes the Company’s internal manufacturing costs including warehousing, engineering, material purchasing, quality and product planning expenses and applicable overhead, not in excess of estimated realizable value.  Consideration is given to obsolescence, excessive levels, deterioration, direct selling expenses, and other factors in evaluating net realizable value.

Consigned inventory includes product that has been delivered to customers for which revenue recognition criteria have not been met.

The inventory also includes advance replacement units valued at cost provided by the Company to end-users to service defective products under warranty. The value of advance replacement units included in the inventory was $23 and $165, as of June 30, 2009 and 2008, respectively.

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

 The amounts of deferred cost of goods sold are included in consigned inventory.

The details of deferred revenue and associated cost of goods sold and gross profit as of June 30, 2009 and 2008 are as follows:

	As of June 30,
	2009	2008
Deferred Revenue	$4,709	$5,795
Deferred Cost of Goods Sold	1,843	2,047
Deferred Gross Profit	2,866	3,748

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

The Company provides at its discretion advance replacement units to end-users on defective units of certain products under warranty. Since the purpose of these units are not revenue generating, the Company tracks the units due from the end-user, valued at retail price, until the defective unit has been returned, but no receivable balance is maintained on the Company’s balance sheet.  The retail value of in-transit advance replacement units was $361 and $816, as of June 30, 2009 and 2008, respectively.

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

Changes in the Company’s warranty accrual during the years ended June 30, 2009 and 2008 are as follows:

	Years Ended June 30,
	2009	2008
Balance at the beginning of year	$211	$125
Accruals/additions	262	329
Usage	(324)	(243)
Balance at end of year	$149	$211

Advertising – The Company expenses advertising costs as incurred.  Advertising expenses consist of trade shows, magazine advertisements, and other forms of media.  Advertising expenses for the fiscal years ended June 30, 2009 and 2008 totaled $786 and $943, respectively, and are included in the caption Sales and Marketing.

Research and Product Development Costs – The Company expenses research and product development costs as incurred.

Income Taxes – The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry-forwards. These temporary differences will result in deductible or taxable amounts in future years when the reported amounts of the assets or liabilities are recovered or settled.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some or all of the deferred tax assets may not be realized.  The Company evaluates the realizability of its net deferred tax assets on a quarterly basis and valuation allowances are provided, as necessary.  Adjustments to the valuation allowance increase or decrease the Company’s income tax provision or benefit. During 2009 the Company recorded a valuation allowance of $928 against capital and unrealized loss carryovers, certain state net operating loss carryovers and state research and development credits.  During 2008 the Company reversed a $4,700 valuation allowance recorded primarily against deferred tax assets related to deferred revenue, inventory reserves, and accrued liabilities.

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

Earnings Per Share – The following table sets forth the computation of basic and diluted earnings per common share:

	Years Ended June 30,
	2009	2008
Numerator:
Income from continuing operations	$2,227	$5,243
Gain on disposal of discontinued operations, net of tax	-	16
Net income	$2,227	$5,259
Denominator:
Basic weighted average shares	9,213,731	10,694,401
Dilutive common stock equivalents using treasury stock method	124,589	103,880
Diluted weighted average shares	9,338,320	10,798,281

Basic earnings per common share:
Continuing operations	$0.24	$0.49
Disposal of discontinued operations	$-	$-
Net income	$0.24	$0.49
Diluted earnings per common share:
Continuing operations	$0.24	$0.49
Disposal of discontinued operations	$-	$-
Net income	$0.24	$0.49

Options to purchase a weighted-average of 1,146,697 and 1,190,269 shares of common stock were outstanding during fiscal 2009 and 2008, respectively, but were not included in the computation of diluted earnings per share as the effect would be anti-dilutive.

Share-Based Payment – The Company applies Financial Accounting Standards Board (“FASB”) SFAS No. 123R, “Share-Based Payments.”  SFAS No. 123R is a revision of SFAS No. 123.  SFAS No. 123R establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services.  Primarily, SFAS No. 123R focuses on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

SFAS No. 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the awards – the requisite service period (usually the vesting period).  No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  Therefore, if an employee does not ultimately render the requisite service, the costs associated with the unvested options will not be recognized.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosure regarding fair value measurements. SFAS No. 157 does not require new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, on a prospective basis.  The adoption of SFAS No. 157 did not have a material effect on our financial statements.

In February 2007, the FASB issued SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities.”  This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently  required to be measured at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This statement requires a business entity to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  An entity may decide whether to elect the fair value option for each eligible item on its election date, subject to certain requirements described in the statement.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The adoption of SFAS 159 did not have a material effect on our financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS 141(R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method).  Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition-date fair values the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree.  In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains.  SFAS 141(R) becomes effective for fiscal periods beginning after December 15, 2008.  We do not expect the adoption of SFAS 141(R) to have a material effect on our financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which is effective for us beginning July 1, 2010. This Statement amends FIN 46(R), Consolidation of Variable Interest Entities an interpretation of ARB No. 51, to require revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We believe the adoption of this pronouncement will not have any material impact on our financial statements.

3.  Inventories

Inventories, net of reserves, consist of the following as of June 30, 2009 and 2008:

	As of June 30,
	2009	2008
Current:
Raw materials	$352	$724
Finished goods	6,723	7,405
	$7,075	$8,129

Long-term:
Raw materials	$2,376	$-
Finished goods	6,183	-
	$8,559	$-

Long-term inventory represents inventory held in excess of our current requirements based on our recent sales and forecasted level of sales. We have developed programs to reduce the inventory to normal operating levels in the near future. We expect to sell the above inventory, net of reserves, at or above the stated cost and believe that no loss will be incurred on its sale.

Current finished goods include consigned inventory in the amounts of approximately $1.8 million and $2.0 million for the years ended June 30, 2009 and 2008, respectively. Consigned inventory represents inventory at distributors and other customers where revenue recognition criteria have not been achieved.

The losses incurred on valuation of inventory at lower of cost or market value and write-off of obsolete inventory amounted to $2,293 and $136 during the years ended June 30, 2009 and 2008 respectively.

4.  Property and Equipment

Major classifications of property and equipment and estimated useful lives are as follows as of June 30, 2009 and 2008:

		As of June 30,
	Estimated useful lives	2009	2008
Office furniture and equipment	3 to 10 years	$8,403	$8,197
Leasehold improvements	1 to 6 years	1,334	1,309
Manufacturing and test equipment	2 to 10 years	2,288	1,532
Total at cost		12,025	11,038
Accumulated depreciation and amortization		(9,263)	(8,484)
Property and equipment, net		$2,762	$2,554

Depreciation expense for the fiscal years ended June 30, 2009 and 2008 was $866 and $920, respectively.

5.  Marketable Securities

The following tables display the gross unrealized gains (losses) and fair value of the Company’s investments with unrealized gain (losses) that are not deemed to be other-than-temporarily impaired inclusive of the length of time the securities have been in a continuous unrealized gain (loss) position at June 30, 2009 and 2008:

	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Current Marketable Securities	Long-term Marketable Securities
As of June 30, 2009
Corporate bonds	$2,098	$5	$-	$2,103	$2,103	$-
Total	$2,098	$5	$-	$2,103	$2,103	$-
As of June 30, 2008
Corporate bonds	$5,972	$-	$(50)	$5,922	$5,922	$-
Municipal securities	12,225	-	(1,057)	11,168	-	11,168
Total	$18,197	$-	$(1,107)	$17,090	$5,922	$11,168

As of June 30, 2009 and 2008, $0 and $12,225, respectively, of the Company’s investments (at cost) were invested in auction rate securities ("ARSs").  As of June 30, 2008, auctions for these securities were not successful. During October 2008, we accepted offers to repurchase our Auction Rate Securities (ARSs), at par value, from the two investment banks that sold them to us. Between November 2008 and January 2009, UBS and Morgan Stanley fulfilled their offers and repurchased our ARSs, at par value, totaling approximately $12.2 million.

During the fiscal third quarter of 2008, the Company reclassified its entire ARS investment balance from short-term/current investments to long-term/non-current auction rate securities on its balance sheet due to the Company’s inability to determine when its ARS investments will become liquid. The Company also determined there was a decline in the fair value of its ARS investments of $1,057 which was deemed temporary. The Company determined fair value from a UBS derived pricing model. The Company was advised by UBS that the following variables were used in UBS’s pricing model: (1) type of auction security; (2) security rating; (3) insurance (if any) ; (4) collateral (if any); (5) taxable vs. tax-exempt; (6) estimated duration; (7) nature of the maximum rate formula (e.g. an issuer with a less favorable maximum rate formula would be more likely to refinance); and (8) likelihood of redemption. The Company’s assessment of a fair value of all but one of its ARSs at June 30, 2008 conformed to UBS’s statement of current value. The Company chose to follow UBS’s current value after determining that using its own discounted cash flow method with the following major assumptions: (1) three month T-Bill plus 120 basis points (generally the minimum rate of annualized interest required by the ARS issuers) and (2) a term of five years (the estimated duration to reach full liquidity), derived a valuation within one percent of UBS’s valuation. One ARS was stated at par value on June 30, 2008 as it has experienced recent partial redemption, albeit minimal.

During the year ended June 30, 2008, certain investments in Corporate Bonds was considered other-than-temporarily impaired and $155 was recognized as loss and reported under Other Income, net.

Changes in the unrealized holding losses on the Company’s marketable securities and reported as a separate component of accumulated other comprehensive income are as follows:

	Years ended June 30,
	2009	2008
Balance, beginning of year	$(694)	$-
Unrealized holding gains (losses), in marketable securities	1,115	(1,107)
Income tax (provision) benefit	(415)	413
Total	$6	$(694)

Fair Value Measurements

We adopted SFAS No. 157 “Fair Value Measurements” (as impacted by SFAS 157-2) on July 1, 2008.  This statement defines fair value, establishes a framework to measure fair value, and expands disclosures about fair value measurements.  SFAS 157 defines fair value as the price that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability.  SFAS 157 establishes a fair value hierarchy used to prioritize the quality and reliability of the information used to determine fair values.  Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The fair value hierarchy is classified into the following three categories:

•
Level 1: Valuations based on quoted prices in active markets for identical instruments that we are able to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

•
Level 2: Valuations based on quoted prices in active markets for instruments that are similar, or quoted prices in markets that are not active for identical or similar instruments, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3: Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

As of June 30, 2009, financial assets utilizing Level 1 inputs included short term investment securities traded on active securities exchanges. We did not have any financial assets utilizing Level 2 or Level 3 inputs. We did not have any liabilities that were required to be measured at fair value as of June 30, 2009.

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

The following table provides our financial assets carried at fair value measured on a recurring basis as of June 30, 2009 (in thousands):

	Total Fair Value at June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Short-term available-for-sale securities	$2,103	$2,103	$-	$-	$2,103
Total		$2,103	$-	$-	$2,103

6.  Leases and Deferred Rent

Certain operating leases contain rent escalation clauses based on the consumer price index.  Rental expense is recognized on a straight-line basis.  Rental expense, which was composed of minimum payments under operating lease obligations, was $613 and $569 for the years ended June 30, 2009 and 2008, respectively.

On June 5, 2006, the Company entered into a 62-month lease for its corporate headquarters in Salt Lake City, Utah to house its principal administrative, sales, marketing, customer support, and research and development functions. Under the terms of the lease, the Company occupies a 36,279 square-foot facility which commenced in November 2006. The lease agreement provided that the lessor would provide approximately $1,088 for leasehold improvements.  This amount was recorded as deferred rent and is being amortized to lease expense over the term of the lease.  During the year ended June 30, 2007, the Company completed leasehold improvements in excess of the amounts paid by the lessor.  These amounts are being depreciated over the life of the lease.

On October 13, 2008, the Company entered into a 60-month lease for a new warehouse which houses its inventory, fulfillment center and repair center in Salt Lake City, Utah.  Under the terms of the lease, the Company occupies a 23,712 square-foot facility which commenced in December 2008.

The Company modified the terms of the Company’s California Avenue warehouse lease agreement dated September 20, 2006. Under the modified terms, effective March 31, 2008, the Company would lease approximately 6,000 square feet at $3 per month until expiration in December 2011. This space is being used by the Company for inventory, document and equipment storage.

The Company leases two warehouses measuring approximately 4,000 square-feet at $4 per month in Hong Kong to support our partners and customers located in the Asia-Pacific region. The lease terms for these warehouses expire in February 2010.

Future minimum lease payments under noncancelable operating leases with initial terms of one year or more are as follows as of June 30, 2009:

Years Ending June 30,
2010	$803
2011	778
2012	758
2013	739
2014	362
Thereafter	-
Total minimum lease payments	$3,440

7.  Accrued Liabilities

Accrued liabilities consist of the following as of June 30, 2009 and 2008:

	As of June 30,
	2009	2008
Accrued salaries and other compensation	$1,112	$974
Accrued taxes	-	72
Other accrued liabilities	1,268	2,626
Total	$2,380	$3,672

Included in other accrued liabilities in June 30, 2008, is $1,458 which represents the probable amount that as of the date of the financial statements could be reasonably estimated of the Company’s liability, through trial, associated with the advancement of funds related to the indemnification agreements with two former officers (see Note 8 - Former Officer Indemnification).

8.  Commitments and Contingencies

We establish contingent liabilities when a particular contingency is both probable and estimable.  For the contingencies noted below we have accrued amounts considered probable and estimable.  The Company is not aware of pending claims or assessments, other than as described below, which may have a material adverse impact on the Company’s financial position or results of operations.

Outsource Manufacturers.  We have manufacturing agreements with manufacturers related to the outsourced manufacturing of its products.  Certain manufacturing agreements establish annual volume commitments. We are also obligated to repurchase Company-forecasted but unused materials. We have accounted for our current fixed outsourced manufacturing commitments and contingencies as a component of inventory and established a reserve for obsolescence amounting to $1,147 and $769, as of June 30, 2009 and 2008, respectively.  The Company has non-cancellable, non-returnable, and long-lead time commitments with its outsourced manufacturers and certain suppliers for inventory components that will be used in production. The Company’s exposure associated with these commitments is approximately $3.2 million.

Legal Proceedings.  In addition to the legal proceedings described below, we are also involved from time to time in various claims and other legal proceedings which arise in the normal course of our business.  Such matters are subject to many uncertainties and outcomes that are not predictable.  However, based on the information available to us, we do not believe any such proceedings will have a material, adverse effect on our business, results of operations, financial position, or liquidity, except as described below.

Former Officer Indemnification.  On July 25, 2007, the U.S. Attorney’s Office for the District of Utah indicted two of our former officers, Frances Flood and Susie Strohm, for allegedly causing us to issue materially misstated financial statements for our 2001 and 2002 fiscal years.  On January 31, 2008, the U.S. Attorney’s Office filed a Second Superseding Indictment further alleging perjury in connection with the prior investigation by the SEC into the alleged misstatements.  We cooperated fully with the U.S. Attorney’s Office in this matter and were advised that we were neither a target nor a subject of the investigation or indictment.  In December 2003, we entered into indemnification agreements with each former officer, requiring payment of all reasonable attorneys’ fees and costs incurred in defending against the charges in certain circumstances consistent with and subject to limitations under applicable law.  To date, we have paid approximately $2.2 million in attorneys’ fees and costs to defend against the charges. During August 2008, Ms. Strohm and her counsel filed a lawsuit in the Third Judicial District Court in Salt Lake City, Utah seeking a declaratory judgment and injunctive relief to compel us to continue to advance Ms. Strohm’s attorneys’ fees and costs to defend against the charges, plus interest for amounts previously requested and not paid.  Also during August 2008, 2008, Ms. Flood filed a lawsuit in Federal District Court for the District of Utah, seeking similar relief.

The federal criminal trial of both former officers commenced on February 2, 2009 and the jury rendered its verdict on February 27, 2009.  Flood was convicted on nine counts, including conspiracy to willfully falsify our books and records, willfully making false statements in quarterly and annual reports, willfully making and causing to be made misleading and false statements to our accountants in connection with the accountants’ audits, federal securities fraud, and perjury in connection with testimony given under oath in an official proceeding brought by the SEC in 2003.  Strohm was convicted on one count of perjury in connection with testimony given under oath in an official proceeding brought by the SEC in 2003.

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

Flood: During January 2009, the Federal District Court in the Flood lawsuit issued a preliminary injunction requiring us (1) to pay 60% of Flood’s legal fees and costs in the criminal proceeding to Flood’s attorneys (as reflected in the invoices submitted by Flood’s attorneys), and (2) to pay the remaining 40% of Flood’s legal fees and costs into a court escrow account.  Pursuant to the Court’s order, the Court intends to make a reasonability determination concerning these fees and costs and the Court’s order states that “[t]o the extent fees or costs are found to be unreasonable, the monies held in escrow shall be refunded to ClearOne.”  Pursuant to the Court’s order, we paid approximately $368,000 to Flood’s attorneys and approximately $248,000 into the Court’s escrow.  Our appeal of the Court’s order is currently pending.

The Federal District Court issued a ruling during June 2009 granting Flood’s motion for summary judgment on her claim that we breached her Employment Separation Agreement by stopping the advancement of funds for her defense, and granting our motion to dismiss Flood’s unjust enrichment and promissory estoppel claims. The Court further denied our motion to dismiss Flood’s claim for intentional infliction of emotional distress.

During July 2009 we asserted counterclaims for $3.3 million based on the undertaking Flood signed in August 2003, in which she promised to repay all advanced expenses if it was ultimately adjudged that she did not meet the requisite standard of conduct. During August 2009, we asserted similar counterclaims against Strohm based on her undertaking to meet requisite standard of conduct.

Strohm: Strohm and her counsel seek approximately $1.1 million in attorneys’ fees and costs incurred in defending the federal criminal proceeding, 18% interest, attorneys’ fees and costs. During August, 2009, we asserted counterclaims for $3.2 million against Strohm based on the undertakings she signed in 2003, in which she promised to repay all advanced expenses if it was ultimately adjudged that she did not meet the requisite standard of conduct. Presently before the Court are our motion for summary judgment based on Strohm’s undertakings on the grounds that her conviction establishes that she did not meet the requisite standard of conduct. Also pending before the Court is Strohm’s summary judgment motion seeking mandatory indemnification based on her claim that she was largely successful at trial.

Theft of Intellectual Property and Copyright Complaints. In January 2007, we filed a lawsuit in the Third Judicial District Court, Salt Lake County, State of Utah against WideBand Solutions, Inc. (“WideBand”) and two of its principals, one former employee named Dr. Jun Yang, and Andrew Chiang, who was previously affiliated with an entity which sold certain assets to us (the “Trade Secret Case”).  We also brought claims against Biamp Systems Corporation, Inc. (“Biamp”).  The matter was subsequently removed to federal court, the United States District Court, District of Utah, Central Division. The case is styled ClearOne Communications, Inc. v. Jun Yang, et. al. Civil No. 2:07-co-37 TC.  The Complaint brought claims against different combinations of the defendants for, among other things, misappropriation of certain trade secrets, breach of contract, conversion, unjust enrichment and intentional interference with business and contractual relations, primarily in relation to certain algorithms and computer code.  The relief being sought included an order enjoining the defendants from further use of our trade secrets and an award consisting of, among other things, compensation and damages. The court subsequently granted leave to add additional defendants to the case, and so WideBand principal Lonny Bowers and a company named Versatile DSP, Inc. owned in whole or in part by defendant Jun Yan, were both added as defendants in the case.  The WideBand-relaetd persons and entities have been referred to as the “WideBand Defendants” in the various cases.

In August 2007, we filed a motion for a preliminary injunction in the Trade Secret Case, seeking to enjoin Wideband from licensing certain technology we believe constituted our intellectual property and trade secrets to Harman Music Group, Inc. (“Harman”).  On September 13, 2007, the court in the Trade Secret Case granted us leave to add Harman and a former ClearOne employee working for Harman as defendants in that case.  For procedural reasons, these claims against Harman and the Harman employee were refiled in Utah state court, the Third Judicial District Court for Salt Lake County, on September 18, 2007 (the “Harman Case”).  Like the Intellectual Property Case, the Harman Case also brings claims related to the theft and misuse of ClearOne’s confidential and trade secret information.  Harman has asserted a counterclaim in this case for bad-faith initiation of litigation. We believe the counterclaim is without merit and estimate that any potential loss from this counterclaim is remote.

On October 30, 2007, the Chief Judge of the United States District Court in the Trade Secret Case, issued a preliminary injunction titled Memorandum Decision and Order (the “Injunction Order”).  The Injunction Order “grants ClearOne’s motion for a Preliminary Injunction,” and orders that “Dr. Yang, as well as his agents, servants, officers, employees, entities and those acting under his direction and control, are hereby enjoined from working on or delivering any computer code – either source code or object code – to Harman until the completion of the trial.”  In reaching its decision, the Court found that Dr. Yang was subject to a valid and enforceable Confidentiality, Non-Competition, and Invention Assignment Agreement (the “NDA”), and that ClearOne had demonstrated “a substantial likelihood that ClearOne will succeed on its claims that Dr. Yang violated the NDA” and derived the code that WideBand was attempting to license to Harman from code belonging to ClearOne.

During October 2007, we filed a second action against WideBand and the same three principals named as defendants in the Intellectual Property Case, also in the United States District Court, District of Utah, Central Division, this time alleging copyright infringement, vicarious copyright infringement, and contributory copyright infringement (the “Copyright Case”). The claims in the Copyright Case arise out of a copyright issued to us for the same intellectual property, including the algorithms and computer code that is the subject of the claims in the Trade Secret Case. The relief being sought included an order enjoining the defendants from further use of our copyrighted material, and an award consisting of, among other things, compensation and damages related to the copyright infringement. During May 2009, the individual WideBand defendants filed a counterclaim against us in the Copyright Case.  ClearOne requested the Court to dismiss with prejudice all of these counterclaims, and the Court granted the motion on August 7, 2009.  In light of the judgment in the Trade Secret Case, discussed below, we subsequently voluntarily dismissed the Copyright Case, without prejudice.

During June 2008, ClearOne filed a separate action in the United States District Court, District of Utah, Central Division, against WideBand Solutions, Inc., a Georgia corporation ("WideBand Georgia") and Donald Bowers.  The original Complaint brought claims, among others, for declaratory judgment, fraudulent transfer under Utah Code Ann. § 25-6-1, et. seq., and misappropriation of trade secrets.  In August 2009, the Court granted us leave to add additional claims against the defendants, including for trade libel and defamation.  This action is still pending.

During June 2008, the United States District Court in the Trade Secret Case entered an order granting ClearOne's request for a temporary restraining order ("TRO") against any sale or transfer of ownership of certain assets of WideBand to WideBand Solutions, Inc., a Georgia Corporation.  The TRO provides that "ClearOne has met the elements necessary for issuance of a TRO to preserve the status quo," and imposes certain prohibitions against any sale or transfer of ownership of certain of the WideBand Defendants' assets, consisting of certain computer code and algorithms related thereto. The TRO also states that none of WideBand profits from the Disputed Code shall be transferred or conveyed to the Georgia entity.

In October and November 2008, the Trade Secret Case was presented to a jury.  On November 5, 2008, the jury returned a unanimous verdict in favor of us and against all of the Defendants.  Accordingly, the jury awarded ClearOne approximately $3.5 million in compensatory damages and $7.0 million in punitive damages.  Among other things, the jury found that all of the Defendants willfully and maliciously misappropriated our trade secrets.  The court left in place the previously-entered preliminary injunction, pending our application for entry of a permanent injunction against the Defendants.

On April 8, 2009 the court issued a permanent injunction order against all of the defendants.  Specifically, the WideBand defendants were prohibited from any further use of our trade secrets, barred from using any of the trade names associated with products that had been found to have used our trade secrets, and were ordered to provide a copy of the permanent injunction to future employers, potential licensors and anyone interested in acquiring WideBand’s assets.  Biamp was ordered to destroy and not to use any of the object code that it had previously licensed from WideBand.  On April 20, 2009 the court issued a ruling on the parties’ post-verdict motions. Among other things, the court affirmed the jury’s finding that all of the Defendants had acted willfully and maliciously in misappropriating our trade secrets, denied our request for prejudgment interest, and denied Defendants’ post-trial requests to set aside the verdict.  The court also ruled that our fiduciary duty claims against Andrew Chiang and Jun Yang were pre-empted by the trade secret act, reducing the damage awards against these two defendants, but for different reasons also increasing the award against Biamp from about $1.6 million to about $3.6 million.  On April 21, 2009, the court entered a final Judgment in our favor in the amount of approximately $9.7 million.  The WideBand Defendants and Biamp have appealed the Court’s judgment and certain other pre- and post-trial rulings.

During July 2009, the Court issued an award of costs to us in the amount of $75,000.  The Court has under consideration our request for an award of attorneys’ fees and related litigation costs, in the approximate amount of $1.9 million.

Biamp has posted a cash bond to secure the judgment against it, in the amount of approximately $3.7 million.  Because the WideBand Defendants have not posted a bond, we are pursuing collection and enforcement of our judgment against the WideBand Defendants.  As part of the enforcement proceedings, we have initiated collection proceedings in the courts in Massachusetts, Connecticut, and Georgia.  No counterclaims or other claims have been asserted against us in the WideBand collection actions.

In July 2009, we filed a motion in the Trade Secret Case seeking contempt and additional injunctive relief against the WideBand Defendants, and Donald D. Bowers, the father of WideBand defendant Lonny Bowers, a company owned in whole or in part by Donald Bowers named DialHD, Inc. (“DialHD”) (a Georgia corporation), and David Sullivan, a resident of Connecticut.  We alleged that the WideBand defendants were working in concert with Lonny Bowers’ father, Donald Bowers, to circumvent the Court’s permanent injunction by establishing DialHD as a new company through which to continue to sell products containing our trade secrets. On July 31, 2009, the Court granted the Temporary Restraint Order (TRO) motion, and issued a written order on August 5, 2009.  In its written order, the Court prohibited “any further marketing, selling, manufacturing, development, modification, duplication, or transport or delivery of any of the technology contained in the DialHD Infringing Products”and placed a “restriction upon any further marketing, selling, delivery, support, and/or use of the DialHD Infringing Products, including to service any past or existing customers.”  The Court further ordered that the WideBand Defendants, along with DialHD, Donald Bowers, and David Sullivan, were not to transfer, hide or dispose of any assets, and were not to transfer any money beyond the jurisdiction of the Court, to preserve evidence, and to communicate the TRO to their suppliers and distributors.  The Court has under consideration additional requests for relief from us, including our request for an award of attorneys’ fees and costs from DialHD, Donald Bowers, and David Sullivan.

On September 3, 2009, the Court in the Trade Secret Case issued a decision finding Donald Bowers in contempt of Court.  More specifically, the Court found that “Donald Bowers is in contempt of court for filing a UCC-1 Financing Statement in Massachusetts on November 6, 2008, thereby encumbering WideBand Solutions’ intellectual property at issue in this trade secret litigation in violation of the court’s June 26, 2008 Order.”  Donald Bowers was also found “in contempt of Court for failing to appear at a February 10, 2009 contempt hearing.”  The Court awarded us attorneys’ fees and costs, and we have applied for this award in the approximate amount of $57,000.  On September 17, 2009, Donald Bowers filed for personal bankruptcy in the state of Georgia.

While we intend to vigorously pursue collection of the damage awards, there can be no assurance that we will ultimately collect on all or a portion of the award.  Furthermore, the jury’s verdict and damage awards are subject to appeal by one or more of the defendants.

The Lonny Bowers Connecticut Action:  On or about July 27, 2009, Lonny Bowers, one of the WideBand Defendants, filed a pro se lawsuit against ClearOne, attorney James E. Magleby (who is one of the lawyers representing us in the WideBand matters), and the Honorable Tena Campbell (the judge in the Trade Secret Case), in the United States District Court for the District of Connecticut.  The claims asserted by Lonny Bowers in that case relate to various events occurring in the Trade Secret Case in Utah, including claims that Lonny Bowers’ civil rights have been violated by the defendants.  We have filed a motion to dismiss that lawsuit, or in the alternative to have the lawsuit transferred to the United States District Court for the District of Utah. We believe Lonny Bowers’ claims are meritless and estimate that any potential loss from this counterclaim is remote.

The DialHD Georgia Action: During July 2009, DialHD and Donald Bowers filed a lawsuit against us in the Superior Court of Columbia County in the State of Georgia.  DialHD is apparently owned in whole or in part by Donald Bowers, who is the father of WideBand defendant Lonny Bowers.  The complaint asserts that we have interfered with DialHD’s business relationships, conducted abusive litigation, and engaged in RICO violations.  The claims asserted in this case relate to various events occurring in the Trade Secret Case in Utah.  We have filed a motion to dismiss that lawsuit, or in the alternative to have the lawsuit transferred to the United States District Court for the District of Utah. Donald Bowers and DialHD have filed a request to amend the compliant, which we have opposed.  We believe the asserted and pending claims by Donald Bowers and DialHD are meritless and estimate that any potential loss from this counterclaim is remote.

The Shareholder Derivative Actions. Between March and August 2003, four shareholder derivative actions were filed in the Third Judicial District Court of Salt Lake County, State of Utah, by certain of our shareholders against various present and past officers and directors and against Ernst & Young.  The complaints asserted allegations similar to those asserted in the SEC complaint that was filed on January 15, 2003 with regard to alleged improper revenue recognition practices and the shareholders’ class action that was filed on June 30, 2003 and also alleged that the defendant directors and officers violated their fiduciary duties to us by causing or allowing us to recognize revenue in violation of U.S. GAAP and to issue materially misstated financial statements and that Ernst & Young breached its professional responsibilities to us and acted in violation of U.S. GAAP and generally accepted auditing standards by failing to identify or prevent the alleged revenue recognition violations and by issuing unqualified audit opinions with respect to our fiscal 2002 and 2001 financial statements.  One of these actions was dismissed without prejudice during June 2003.  As to the other three actions, our Board of Directors appointed a special litigation committee of independent directors to evaluate the claims.  The special committee determined that the maintenance of the derivative proceedings against the individual defendants was not in our best interests. Accordingly, during December 2003, we moved to dismiss those claims.  During March 2004, our motions were granted, and the derivative claims were dismissed with prejudice as to all defendants except Ernst & Young. We were substituted as the plaintiff in the action and are now pursued in our own name the claims against Ernst & Young.

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

The Insurance Coverage Action. On February 9, 2004, ClearOne and Edward Dallin Bagley (“Bagley”), a former director and significant shareholder of ClearOne, jointly filed an action in the United States District Court for the District of Utah, Central Division, against National Union Fire Insurance Company of Pittsburgh, Pennsylvania (“National Union”) and Lumbermens Mutual Insurance Company (“Lumbermens Mutual”), the carriers of certain prior period directors and officers’ liability insurance policies, to recover the costs of defending and resolving claims against certain of our present and former directors and officers in connection with the SEC complaint filed on January 15, 2003, the shareholders’ class action filed on June 30, 2003, and the shareholder derivative actions described above, and seeking other damages resulting from the refusal of such carriers to timely pay the amounts owing under such liability insurance policies.  This action was consolidated into a declaratory relief action filed by one of the insurance carriers on February 6, 2004 against us and certain of our current and former directors.  In this action, the insurers asserted that they are entitled to rescind insurance coverage under our directors and officers’ liability insurance policies, $3.0 million of which was provided by National Union and $2.0 million which was provided by Lumbermens Mutual, based on alleged misstatements in our insurance applications.  In February 2005, we entered into a confidential settlement agreement with Lumbermens Mutual pursuant to which ClearOne and Bagley received a lump-sum cash amount and the plaintiffs agreed to dismiss their claims against Lumbermens Mutual with prejudice.  The cash settlement was held in a segregated account until the claims involving National Union were resolved, at which time the amounts received in the action were to be allocated between us and Bagley.

ClearOne and Bagley entered into a Joint Prosecution and Defense Agreement in connection with the action under which we were obligated to pay all litigation expenses in the case except those that are solely related to Bagley’s claims.  (See “Item 13.  Certain Relationships and Related Transactions”).

During October 2005, the court granted summary judgment in favor of National Union on its rescission defense and accordingly entered a judgment dismissing all of the claims asserted by us and Mr. Bagley.  On February 2, 2006, we and Mr. Bagley appealed the summary judgment ruling to the U.S. Court of Appeals for the Tenth Circuit, and on July 25, 2007, the Tenth Circuit issued its decision reversing the summary judgment as to our claims but affirming it as to Bagley’s claims.  The case was remanded back to the district court for trial on our claims for breach of contract and for breach of the implied covenant of good faith and fair dealing and on National Union’s defenses, including its rescission defense.

During April 2009, because the conviction of former CEO Frances Flood on multiple counts of securities fraud supported National Union’s rescission defense and after further discussion with and upon considering the advice of counsel following discussions with them and other factors such as expense, company resources and time necessary to adequately prosecute the claims, we entered into a confidential settlement agreement and dismissed with prejudice all of our claims against National Union.

On October 7, 2009, we entered into an agreement with Bagley, wherein the Joint Prosecution and Defense Agreement was terminated and Bagley waived all his claims to settlement proceeds received from Lumbermens Mutual and National Union. We also released Bagley of any obligations for attorneys’ fees or other expenses that might have been incurred in the litigation against Lumbermens Mutual or National Union.

Pursuant to this agreement, we recognized as other income the settlement money received from Lumbermens Mutual during the year ended June 30, 2009.

These litigations are subject to all of the risks and uncertainties of litigation and there can be no assurance as to the probable result of the litigations.

The Company believes it is adequately accrued for the aforementioned contingent liabilities. While we intend to defend ourselves in the above matters vigorously and diligently, there exists the possibility of adverse outcomes that we estimate could be up to $1.6 million. If these adverse outcomes were to occur, our financial position, results of operations and cash flows could be negatively affected materially for the period in which the adverse outcomes are known.

9.  Shareholders’ Equity

Stock Buy-Back Program

On August 30, 2007, the Company announced that its Board of Directors had approved a stock buy-back program to purchase up $3,625 of the Company’s common stock over a 12 month period in open market and private block transactions. On May 1, 2008 the Company announced that its Board of Directors authorized the purchase of up to an additional $1 million of the Company’s common stock. Each of these approved share repurchase programs have expired. In conjunction with these stock buy-back programs, the Company repurchased 835,000 shares for approximately $4,300 during the year ended June 30, 2008. All repurchased shares were immediately retired.

Tender Offer Program

On August 11, 2008, we announced that our Board of Directors authorized the repurchase of up to 2,000,000 of our shares in a modified Dutch auction tender offer at a price per share of no less then $4.00 and no greater than $5.00 per share.  Under the tender offer, which expired on September 16, 2008, we repurchased 1,342,620 shares, or approximately 13% of shares outstanding, for approximately $6.77 million at a price per share of $5.00 during the year ended June 30, 2009.  All repurchased shares were immediately retired.

10.  Share-Based Payment

The Company’s share-based compensation primarily consists of the following plans:

On June 30, 2009, the Company had two share-based compensation plans, one which was replaced on November 20, 2007, and one which became active on the same date. The plans are described below.

The Company’s 1998 Incentive Plan (the “1998 Plan”) had shares of common stock available for issuance to employees and directors. Provisions of the 1998 Plan included the granting of stock options.  Provisions of the 1998 Plan include the granting of incentive and non-qualified stock options.  Through December 1999, 1,066,000 options were granted that would cliff vest after 9.8 years; however, such vesting was accelerated for 637,089 of these options upon meeting certain earnings per share goals through the fiscal year ended June 30, 2003.  Subsequent to December 1999 and through June 2002, 1,248,250 options were granted that would cliff vest after 6.0 years; however, such vesting was accelerated for 300,494 of these options upon meeting certain earnings per share goals through the fiscal year ended June 30, 2005.  As of June 30, 2009, 12,500 and 125,250 of these options that cliff vest after 9.8 and 6.0 years, respectively, remain outstanding.

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

Of the options granted subsequent to June 2002, all vesting schedules are based on 3 or 4-year vesting schedules, with either one-third or one-fourth vesting on the first anniversary and the remaining options vesting ratably over the remainder of the vesting term. Generally, directors and officers have 3-year vesting schedules and all other employees have 4-year vesting schedules. Additionally, in the event of a change in control or the occurrence of a corporate transaction, the Company’s Board of Directors have the authority to elect that all unvested options shall vest and become exercisable immediately prior to the event or closing of the transaction. All options outstanding as of June 30, 2009 had contractual lives of ten years. Under the 1998 Plan, 2,500,000 shares were authorized for grant. As of June 30, 2009, there were 1,048,086 options outstanding under the 1998 Plan, which includes the cliff vesting and 3 or 4-year vesting options discussed above. As of June 30, 2009 there were 195,000 options outstanding under the 2007 Plan.

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

In applying the Black-Scholes methodology to the options granted during the fiscal years ended June 30, 2009 and 2008, the Company used the following assumptions:

	Years ended June 30,
	2009	2008
Risk-free interest rate, average	2.4%	4.5%
Expected option life, average	3.9 years	4.3 years
Expected price volatility, average	54.1%	73.9%
Expected dividend yield	0.0%	0.0%
Expected annual forfeiture rate	10.0%	10.0%

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

The following table shows the stock option activity for the fiscal years ended June 30, 2009 and 2008.

Stock Options	Number of Shares	Weighted Average Exercise Price

Outstanding at June 30, 2007	1,273,199	$5.38

Granted	319,000	6.13
Expired and canceled	(68,058)	7.39
Forfeited prior to vesting	(96,727)	5.23
Exercised	(228,368)	3.47
Outstanding at June 30, 2008	1,199,046	5.85

Granted	263,500	3.79
Expired and canceled	(29,047)	6.31
Forfeited prior to vesting	(149,614)	4.69
Exercised	(40,799)	3.29
Outstanding at June 30, 2009	1,243,086	5.62
Exercisable	946,281	5.92

The following table summarizes information about stock options outstanding as of June 30, 2009:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Options Exercisable	Weighted Average Exercise Price

$0.00 to $4.00	479,919	$3.40	6.3 years	403,037	$3.46
$4.01 to $8.00	625,417	5.57	6.4 years	418,108	5.99
$8.01 to $12.00	52,500	11.83	1.1 years	51,688	11.86
$12.01 to $16.00	84,500	14.66	0.8 years	73,025	14.89
$16.01 to $20.00	750	18.80	0.8 years	423	19.13
Total	1,243,086	$5.62	5.8 years	946,281	$5.92

The following table summarizes information about non-vested stock options outstanding as of June 30, 2009:

Non-vested Shares	Number of Shares	Weighted Average Grant-Date Fair Value

Non-vested at June 30, 2008	451,310	$3.44

Granted	263,500	1.64
Vested	(268,391)	3.24
Forfeited prior to vesting	(149,614)	2.54
Non-vested at June 30, 2009	296,805	$2.48

As of June 30, 2009, the total compensation cost related to stock options not yet recognized and before the affect of any forfeitures was $507, which is expected to be recognized over approximately the next 3 years on a straight-line basis.

The weighted-average estimated grant date fair value of the stock options granted during the fiscal year ended June 30, 2009 and 2008 was $1.64 and $3.69 per share, respectively.

11.  Significant Customers

Sales to significant customers that represented more than 10 percent of total revenues are as follows:

	Years ended June 30,
	2009	2008
Customer A	31.0%	31.0%
Customer B	15.0%	14.4%
Customer C	12.0%	14.4%
Total	58.0%	59.8%

The following table summarizes the percentage of total gross accounts receivable from significant customers.

	As of June 30,
	2009	2008
Customer A	19.2%	22.5%
Customer B	15.5%	15.3%
Customer C	9.1%	12.3%
Total	43.8%	50.1%

These customers facilitate product sales to a large number of end-users, none of which is known to account for more than 10 percent of the Company’s revenue from product sales.  Nevertheless, the loss of one or more of these customers could reduce revenues and have a material adverse effect on the Company’s business and results of operations.

12.  Retirement Savings and Profit Sharing Plan

The Company has a 401(k) retirement savings and profit sharing plan to which it makes discretionary matching contributions, as authorized by the Board of Directors.  All full-time employees who are at least 21 years of age and have a minimum of sixty days of service with the Company are eligible to participate in the plan.  The Company’s contribution is determined annually by the board of directors.  The Company’s retirement plan contribution expense for the fiscal years ended June 30, 2009 and 2008 totaled $107 and $108, respectively.

13.  Income Taxes

Income (loss) from continuing operations before income taxes consisted of the following:

	Years Ended June 30,
	2009	2008

U.S.	$3,166	$2,296
Non-U.S.	56	(149)
	$3,222	$2,147

The benefit (provision) for income taxes on income from continuing operations consisted of the following:

	Years Ended June 30,
	2009	2008

Current:
U.S. Federal	$(236)	$(1,396)
U.S. State	(405)	(61)
Non-U.S.	(5)	-
Total current	$(646)	$(1,457)

Deferred:
U.S. Federal	16	3,663
U.S. State	562	890
Change in deferred before valuation allowance	578	4,553
Decrease (increase) in valuation allowance	(927)	-
Total deferred	(349)	4,553

(Provision) benefit for income taxes	$(995)	$3,096

The following table presents the principal reasons for the difference between the actual effective income tax rate and the expected U.S. federal statutory income tax rate of 34.0 percent on income from continuing operations:

	Years Ended June 30,
	2009	2008

U.S. federal statutory income tax rate at 34.0 percent	$(1,096)	$(730)
State income tax (provision) benefit, net of federal income
tax effect	(454)	547
Repatriated foreign earnings	-	(308)
Foreign tax credit	-	185
Non-deductible SFAS No. 123R compensation expense	-	(106)
Research and development credit	343	58
Foreign earnings or losses taxed at different rates	14	(45)
Uncertain tax positions	(53)	(295)
Non-deductible items and other	334	51
Change in valuation allowance	(83)	3,739

Tax (provision) benefit	$(995)	$3,096

Deferred income taxes are determined based on the differences between the financial reporting and income tax bases of assets and liabilities using enacted income tax rates expected to apply when the differences are expected to be settled or realized.  As of June 30, 2009 and 2008, significant components of the net U.S. deferred income tax assets and (liabilities) were as follows:

	As of June 30,
	2009		2008
	Current	Long-term	Current	Long-term

Deferred revenue	$1,118	$-	$1,462	$-
Basis difference in intangible assets	-	525	-	599
Inventory reserve	1,471	-	815	-
Net operating loss carryforwards	-	211	-	10
Accumulated research and development credits	-	852	-	341
Alternative minimum tax credits	-	409	-	287
Accrued liabilities	255	-	848	-
Deductible SFAS 123R compensation expense	-	638	-	513
Allowance for sales returns and doubtful accounts	37	-	34	-
Difference in property and equipment basis	-	(517)	-	(324)
Other	89	(31)	9	213

Total net deferred income tax asset	2,970	2,087	3,168	1,639

Less valuation allowance	-	(928)	-	-

Net deferred income tax asset	$2,970	$1,159	$3,168	$1,639

The Company has not provided for U.S. deferred income taxes or foreign withholding taxes on undistributed earnings of its non-U.S. subsidiary located in Hong Kong since these earnings are intended to be reinvested indefinitely in operations in Hong Kong, in accordance with APB No. 28.  It is not practical to estimate the amount of additional taxes that might be payable on such undistributed earnings.  For other non-U.S. subsidiaries the Company will provide for U.S. deferred income taxes or foreign withholding taxes on undistributed earnings.  As of June 30, 2009 there are no earnings on which to provide U.S. taxes.

In accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, the Company’s analyzed its valuation allowance at June 30, 2009 and determined that, based upon available evidence, it is more likely than not that certain of its deferred tax assets may not be realized and, as such, has established a valuation allowance against certain deferred tax assets.  These deferred tax assets include capital and unrealized loss carryovers, and certain state net operating loss carryovers and state research and development credits.

As of June 30, 2009, the Company had federal alternative minimum tax (“AMT”) credit carryforwards of $409 which have no expiration date.  The Company had capital loss carryforwards of $89, which will begin to expire in 2013 if not utilized.  The Company had federal and state research credit carryovers of $107 and $745, respectively, which will begin to expire in 2029 and 2016, respectively, if not utilized.  The Company has state net operating loss (“NOL”) carryforwards of approximately $4,225 which expire depending on the rules of the various states to which the carryovers relate.

The Company adopted the provisions of FIN 48 on July 1, 2007.  This interpretation clarifies the accounting for uncertain tax positions and requires companies to recognize the impact of a tax position in their financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position.

The total liability for unrecognized tax benefits at June 30, 2009 and 2008, including temporary tax differences, was $1,262 and $1,209, respectively, of which $1,190 and $1,054, respectively, would favorably impact our effective tax rate if recognized.  As of June 30, 2009 and 2008, we accrued $63 and $57, respectively, in interest and penalties related to unrecognized tax benefits.  We account for interest expense and penalties for unrecognized tax benefits as part of our income tax provision.  We do not anticipate that unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.

During the twelve month period ended June 30, 2009, we increased our liability for unrecognized tax benefits by $47.  This increase in our unrecognized tax benefits is a result of utilization of certain tax attributes for which we typically record an unrecognized tax benefit.  We recorded an unrecognized tax benefit related to the lapse of applicable statute of limitations of $213, of which $131 favorably impacted our effective tax rate.  We also added $179 to our liability for unrecognized tax benefits, of which $97 had an unfavorable impact on our effective tax rate.

Although we believe our estimates are reasonable, we can make no assurance that the final tax outcome of these matters will not be different from that which we have reflected in our historical income tax provisions and accruals. Such difference could have a material impact on our income tax provision and operating results in the period in which we make such determination.

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax positions is as follows:

	As of June 30,
	2009	2008

Unrecognized tax benefits, opening balance	$1,152	$862
Tax positions taken in a prior period
Gross increases	163	63
Gross decreases	-	-
Tax positions taken in the current period
Gross increases	97	419
Settlements with taxing authorities	-	-
Lapse of applicable statute of limitations	(213)	(192)
Unrecognized tax benefits, ending balance	$1,199	$1,152

The Company’s U.S. federal income tax returns for 2005 through 2008 are open tax years.  The Company also files in various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to state or non-U.S. income tax examinations by tax authorities for years prior to 2005.  The Company is currently under audit by the Internal Revenue Service (“IRS”) for its 2008 tax return.  As of the report date, the audit by the IRS has not progressed to a point to estimate what, if any, adjustments will be proposed by the IRS.

14.  Related-Party Transactions

The Company and Edward Dallin Bagley, former Chairman of the Board of Directors and significant shareholder of the Company, jointly filed an action against National Union and Lumbermens Mutual.  For additional discussion see Note 8 under The Insurance Coverage Action.

15.  Geographic Sales Information

The United States was the only country to contribute more than 10 percent of total revenues in each fiscal year.  The Company’s revenues are substantially denominated in U.S. dollars and are summarized geographically as follows:

	Years Ended June 30,
	2009	2008

United States	$24,214	$27,371
All other countries	11,486	11,387
Total	$35,700	$38,758

16.  Correction of revenue recognition

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

The following tables reflect the effect of correction of this immaterial error on previously issued interim financial statements for the quarters ended September 30, 2008, December 31, 2008, and March 31, 2009.

	Quarter ended September 30, 2008 (Unaudited)
	Previously reported	Correction	After correction
Revenue	$10,258	$824	$11,082
Cost of goods sold	(3,625)	(317)	(3,942)
Sales and marketing	(1,977)		(1,977)
Research and product development	(1,776)		(1,776)
General and administrative	(1,072)		(1,072)
Other income, net	65		65
Income from continuing operations before income taxes	1,873	507	2,380
Provision for income taxes	(739)	(114)	(853)
Net income	$1,134	$393	$1,527
Basic and diluted earnings per common share	$0.11	$0.04	$0.15

	Quarter ended December 31, 2008 (Unaudited)
	Previously reported	Correction	After correction

Revenue	$9,970	$(14)	$9,956
Cost of goods sold	(4,168)	223	(3,945)
Sales and marketing	(1,934)		(1,934)
Research and product development	(1,844)		(1,844)
General and administrative	(1,257)		(1,257)
Other income, net	96		96
Income from continuing operations before income taxes	863	209	1,072
Provision for income taxes	(259)	(71)	(330)
Net income	$604	$138	$742
Basic and diluted earnings per common share	$0.07	$0.02	$0.08

	Quarter ended March 31, 2009 (Unaudited)
	Previously reported	Correction	After correction

Revenue	$7,612	$(10)	$7,602
Cost of goods sold	(3,605)	56	(3,549)
Sales and marketing	(1,690)		(1,690)
Research and product development	(1,810)		(1,810)
General and administrative	(123)		(123)
Other income, net	60		60
Income from continuing operations before income taxes	444	46	490
Provision for income taxes	(105)	(25)	(130)
Net income	$339	$21	$360
Basic and diluted earnings per common share	$0.04	$-	$0.04

	As of September 30, 2008 (Unaudited)
	Previously reported	Correction	After correction
Inventories, net	$10,757	$12	$10,769
Deferred income taxes	2,773	226	2,999
Deferred product revenue	4,432	(424)	4,008
Accumulated deficit	(10,660)	(186)	(10,846)

	As of December 31, 2008 (Unaudited)
	Previously reported	Correction	After correction
Inventories, net	$12,859	$235	$13,094
Deferred income taxes	3,124	155	3,279
Deferred product revenue	4,881	(439)	4,442
Accumulated deficit	(10,056)	(49)	(10,105)

	As of March 31, 2009 (Unaudited)
	Previously reported	Correction	After Correction

Inventories, net	$14,046	$291	$14,337
Deferred income taxes	2,606	131	2,737
Deferred product revenue	4,163	(448)	3,715
Accumulated deficit	(9,717)	(26)	(9,743)

17.  Subsequent Events

On October 7, 2009, the Company executed an agreement with Edward Bagley as further discussed in Note 8 to the financial statements within the section titled The Insurance Coverage Action.

The Company has evaluated subsequent events from the balance sheet date through October 13, 2009, which is the date these financial statements were available to be issued.