Form 10-K/A
period 2008-06-30
CLEARONE COMMUNICATIONS INC
filed 2009-11-16
CIK 840715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 3)
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

EXPLANATORY NOTE

ClearOne Communications, Inc., (the “Company) is filing this Amendment No. 3 on Form 10-K/A (“Amendment No. 3”) to amend our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, as filed with the Securities and Exchange Commission (“SEC”) on September 10, 2008 (the “Original Filing”) and amended on October 15, 2008 (“Amendment No.1”) and October 6, 2009 (“Amendment No. 2”).  This Amendment No. 3 is filed to rectify the certifications filed as Exhibits 31.1 and 31.2 to Amendment No. 2.

Except with respect to the foregoing, we have not modified or updated any of our prior disclosure made in our Amendment No. 2 or exhibits thereto, and this Amendment No. 3 does not reflect the occurrence of any events following the date of Amendment No. 2.  Accordingly, this Amendment No. 3 should be read in conjunction with our filings made with the SEC subsequent to our Original Filing.

1

PART IV.

The following documents are included as exhibits to this report.

Exhibit
No.                      Title of Document
31.1                      Section 302 Certification of Chief Executive Officer
31.2                      Section 302 Certification of Chief Financial Officer

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARONE COMMUNICATIONS, INC.

November 16, 2009	By:	/s/ Zeynep Hakimoglu
Zeynep Hakimoglu
President, Chief Executive Officer, and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zeynep Hakimoglu Zeynep Hakimoglu	President, Chief Executive Officer, and Chairman (Principal Executive Officer)	November 16, 2009

/s/ Narsi Narayanan Narsi Narayanan	Vice President of Finance (Principal Financial and Accounting Officer)	November 16, 2009

/s/ Brad R. Baldwin Brad R. Baldwin	Director	November 16, 2009

/s/ Larry R. Hendricks Larry R. Hendricks	Director	November 16, 2009

/s/ Scott M. Huntsman Scott M. Huntsman	Director	November 16, 2009

3