Form 10-Q
period 2009-09-30
CLEARONE COMMUNICATIONS INC
filed 2009-11-16
CIK 840715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  8,929,041 shares issued and outstanding as of November 6, 2009

CLEARONE COMMUNICATIONS, INC.

TABLE OF CONTENTS TO FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

i

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	(Unaudited)	(Audited)
	September 30,	June 30,
	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$8,060	$9,801
Marketable securities	2,129	2,103
Receivables, net of allowance for doubtful accounts of $103 and $103, respectively	6,552	4,968
Inventories, net	9,713	7,075
Deferred income taxes	3,135	2,970
Prepaid expenses and other assets	1,318	1,398
Total current assets	30,907	28,315

Long-term inventory	4,759	8,559
Property and equipment, net	3,002	2,762
Long-term deferred tax asset	1,294	1,159
Other assets	56	58
Total assets	$40,018	$40,853

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,479	$3,545
Accrued liabilities	2,161	2,380
Deferred product revenue	5,304	4,709
Total current liabilities	9,944	10,634

Deferred rent	506	544
Other long-term liabilities	1,224	1,189
Total liabilities	11,674	12,367

Shareholders' equity:
Common stock, par value $0.001, 50,000,000 shares authorized, 8,929,002 and 8,928,802 shares issued and outstanding, respectively	9	9
Additional paid-in capital	38,734	38,616
Accumulated other comprehensive income	21	6
Accumulated deficit	(10,420)	(10,145)
Total shareholders' equity	28,344	28,486
Total liabilities and shareholders' equity	$40,018	$40,853

See accompanying notes to unaudited condensed consolidated financial statements.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Uaudited)

	Three Months Ended September 30,
	2009	2008

Revenue	$7,646	$11,082

Cost of goods sold	3,692	3,942
Gross profit	3,954	7,140

Operating expenses:
Sales and marketing	1,603	1,977
Research and product development	1,668	1,776
General and administrative	1,329	1,072
Total operating expenses	4,600	4,825

Operating (loss) income	(646)	2,315

Total other income, net	67	65

(Loss) income from continuing operations before income taxes	(579)	2,380
Benefit from (provision for) income taxes	304	(853)
Net (loss) income	$(275)	$1,527

Basic (loss) earnings per common share	$(0.03)	$0.15
Diluted (loss) earnings per common share	$(0.03)	$0.15

Basic weighted average shares outstanding	8,928,897	10,112,787
Diluted weighted average shares outstanding	9,052,070	10,206,652

See accompanying notes to unaudited condensed consolidated financial statements.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income from continuing operations	$(275)	$1,527
Adjustments to reconcile net (loss) income from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization expense	193	181
Stock-based compensation	118	160
Write-off of inventory	7	27
Gain on disposal of assets and fixed assets write-offs	(5)	(5)
Provision for doubtful accounts	—	23
Changes in operating assets and liabilities:
Accounts receivable	(1,658)	409
Deferred taxes	(276)	541
Note receivable	—	29
Inventories	1,155	(2,669)
Prepaid expenses and other assets	80	337
Accounts payable	(992)	394
Accrued liabilities	(219)	52
Income taxes	—	198
Deferred product revenue	595	(938)
Net change in other assets or liabilities	—	(3)
Net cash (used in) provided by operating activities	(1,277)	263

Cash flows from investing activities:
Purchase of property and equipment	(476)	(304)
Proceeds from sale of property and equipment	12	—
Sale of marketable securities	—	5,201
Net cash (used in) provided by investing activities	(464)	4,897

Cash flows from financing activities:
Proceeds from common stock	—	6
Common stock purchased and retired	—	(6,762)
Net cash used in financing activities	—	(6,756)

Net decrease in cash and cash equivalents	(1,741)	(1,596)
Cash and cash equivalents at the beginning of the period	9,801	3,327
Cash and cash equivalents at the end of the period	$8,060	$1,731

See accompanying notes to unaudited condensed consolidated financial statements.

CLEARONE COMMUNICATIONS, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
 (in thousands)
(Unaudited)

	Three Months Ended September 30,
	2009	2008

Supplemental disclosure of cash flow information:
Cash (received) paid for income taxes	$(48)	$101

Supplemental disclosure of non-cash financing activities:
Exchanged accounts receivable from a vendor with accounts payable to the same vendor	$74	$20
Unrealized gain on marketable securities, net of tax of $11 and $415, respectively	$15	$700

See accompanying notes to unaudited condensed consolidated financial statements.

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

1.  Basis of Presentation

The accompanying interim consolidated financial statements for the three month periods ended September 30, 2009 and 2008 are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of September 30, 2009, the results of operations for the three-month periods ended September 30, 2009 and 2008, and the condensed statements of cash flows for the three months ended September 30, 2009 and 2008. The results of operations for the three-month periods ended September 30, 2009 and 2008 are not necessarily indicative of the results for a full-year period.  These interim consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2009 filed with the Securities and Exchange Commission (the “SEC”).

2.  Inventories

Inventories, net of reserves, consisted of the following (in thousands):

	September 30,	June 30,
	2009	2009
Current:
Raw materials	$1,129	$352
Finished goods	8,584	6,723
Total inventory	$9,713	$7,075

Long-term:
Raw materials	$1,400	$2,376
Finished goods	3,359	6,183
Total inventory	$4,759	$8,559

Long-term inventory represents inventory held in excess of our current requirements based on our recent sales and forecasted level of sales. We have developed programs to reduce the inventory to normal operating levels in the near future. We expect to sell the above inventory, net of reserves, at or above the stated cost and believe that no loss will be incurred on its sale.

Current finished goods include consigned inventory in the amounts of approximately $1.9 million and $1.8 million for the periods ended September 30, 2009 and June 30, 2009, respectively. Consigned inventory represents inventory at distributors and other customers where revenue recognition criteria have not been achieved.

The losses incurred on valuation of inventory at lower of cost or market value and write-off of obsolete inventory amounted to $7,000 and $27,000 during the quarters ended September 30, 2009 and 2008, respectively.

3.  Share-based Compensation

Share-based compensation expense has been allocated as follows (in thousands):

	Three Months Ended September 30,
	2009	2008
Cost of goods sold	$—	$24
Sales and marketing	22	14
Research and development	2	8
General and administrative	94	114
Total share-based compensation	$118	$160

As of September 30, 2009, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, was approximately $441,000. During the quarter ended September 30, 2009 and 2008, we granted 42,500 and 7,500 stock options, respectively.  We use judgment in determining the fair value of the share-based payments on the date of grant using an option-pricing model with assumptions regarding a number of highly complex and subjective variables.  These variables include the risk-free interest rate of the awards, the expected life of the awards, the expected volatility over the term of the awards, the expected dividends of the awards, and an estimate of the amount of awards that are expected to be forfeited.  We use the Black-Scholes option pricing model to determine the fair value of share-based payments granted under ASC Topic 718.

4.  Shareholders’ Equity

Our shareholders’ equity of $28.3 million at September 30, 2009 declined approximately $142,000 from June 30, 2009.

5. Income Taxes

During our first three months of fiscal 2010, we recorded approximately $34,000 related to unrecognized tax benefits that would favorably impact our effective tax rate if recognized.  The total outstanding balance for liabilities related to unrecognized tax benefits at September 30, 2009 was approximately $1.3 million of which $39,000 was associated with interest and penalties. We account for interest expense and penalties for unrecognized tax benefits as part of our income tax provision.

6. Marketable Securities

The following table displays the gross unrealized gains and fair value of our investments (in thousands):

	Cost Basis	Unrealized Gains	Recorded Basis	Current Marketable Securities	Long-term Marketable Securities
As of September 30, 2009
Corporate bonds	$2,098	$31	$2,129	$2,129	$-

As of June 30, 2009
Corporate bonds	$2,098	$5	$2,103	$2,103	$-

Changes in the unrealized holding gains (losses) on our marketable securities are reported as a separate component of accumulated other comprehensive income as follows (in thousands):

Unrealized holding gains as of June 30, 2009	$6
Unrealized gains, in available-for-sale investments during the quarter ended September 30, 2009	26
Income tax	(11)
Unrealized holding gains as of September 30, 2009	$21

Unrealized gains (net of taxes) of $15,000 during the quarter ended September 30, 2009 is associated with an investment in a corporate bond.

7.   Comprehensive Income (loss)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended September 30,
	2009	2008
Net (loss) income	$(275)	$1,527
Other comprehensive income (loss):
Unrealized gains (losses), in available-for-sale investments, net of taxes	15	(201)
Comprehensive (loss) income	$(260)	$1,326

8. Fair Value Measurements

We adopted ASC Topic 820 “Fair Value Measurements” (as impacted by ASC Topic 820-10-15) on July 1, 2008.  This statement defines fair value, establishes a framework to measure fair value, and expands disclosures about fair value measurements.  ASC Topic 820 defines fair value as the price that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  ASC Topic 820 establishes a fair value hierarchy used to prioritize the quality and reliability of the information used to determine fair values.  Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The fair value hierarchy is classified into the following three categories:

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

As of September 30, 2009, financial assets utilizing Level 1 inputs included short-term investment securities traded on active securities exchanges. We did not have any financial assets utilizing Level 2 or Level 3 inputs. We did not have any liabilities that were required to be measured at fair value as of September 30, 2009.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, our own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date.

ASC Topic 820 requires that the valuation techniques used by us are consistent with at least one of the three possible approaches: the market approach, income approach, and/or cost approach. Our Level 1 valuations are based on the market approach and consist of quoted prices for identical items on active securities exchanges.

The following table provides our financial assets carried at fair value measured on a recurring basis as of September 30, 2009 (in thousands):
	Total Fair Value at September 30, 2009	Quoted Prices in Active Markets for Identical Assets	Significant other observable inputs	Significant unobservable inputs	Total
		Level 1	Level 2	Level 3
Short-term available-for-sale securities	$2,129	$2,129	$—	$—	$2,129

9.  Commitments and Contingencies

We establish contingent liabilities when a particular contingency is both probable and estimable.  For the contingencies noted below, we have accrued amounts considered probable and estimable.  We are not aware of pending claims or assessments, other than as described below, which may have a material adverse impact on our financial position or results of operations.

Outsource Manufacturers.  We have manufacturing agreements with manufacturers related to the outsourced manufacturing of our products.  Certain manufacturing agreements establish annual volume commitments. We are also obligated to repurchase our forecasted but unused materials. We have accounted for our current fixed outsourced manufacturing commitments and contingencies as a component of inventory and established a reserve for obsolescence amounting to $1.1 million as of September 30, 2009 and June 30, 2009. We have non-cancellable, non-returnable, and long-lead time commitments with our outsourced manufacturers and certain suppliers for inventory components that will be used in production. Our exposure associated with these commitments is approximately $3.4 million as of September 30, 2009.

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

Former Officer Indemnification.  On July 25, 2007, the U.S. Attorney’s Office for the District of Utah indicted two of our former officers, Frances Flood (“Flood”) and Susie Strohm (“Strohm”), for allegedly causing us to issue materially misstated financial statements for our 2001 and 2002 fiscal years.  On January 31, 2008, the U.S. Attorney’s Office filed a Second Superseding Indictment further alleging perjury in connection with the prior investigation by the SEC into the alleged misstatements.  We cooperated fully with the U.S. Attorney’s Office in this matter and were advised that we were neither a target nor a subject of the investigation or indictment.  In December 2003, we entered into indemnification agreements with each former officer, requiring payment of all reasonable attorneys’ fees and costs incurred in defending against the charges in certain circumstances consistent with and subject to limitations under applicable law.  To date, we have paid approximately $2.2 million in attorneys’ fees and costs to defend against the charges. During August 2008, Strohm and her counsel filed a lawsuit in the Third Judicial District Court in Salt Lake City, Utah seeking a declaratory judgment and injunctive relief to compel us to continue to advance Strohm’ s attorneys’ fees and costs to defend against the charges, plus interest for amounts previously requested and not paid.  Also during August 2008, Flood filed a lawsuit in Federal District Court for the District of Utah, seeking similar relief.

The federal criminal trial of both former officers commenced on February 2, 2009, and the jury rendered its verdict on February 27, 2009.  Flood was convicted on nine counts, including conspiracy to willfully falsify our books and records, willfully making false statements in quarterly and annual reports, willfully making and causing to be made misleading and false statements to our accountants in connection with the accountants’ audits, federal securities fraud, and perjury in connection with testimony given under oath in an official proceeding brought by the SEC in 2003.   Strohm was convicted on one count of perjury in connection with testimony given under oath in an official proceeding brought by the SEC in 2003.

During the third fiscal quarter of 2009 and in accordance with generally accepted accounting principles, we reversed approximately $1.1 million of this contingent liability as a result of the February 2009 jury verdict in the federal criminal trial.   As a result of the jury’s conviction of the two former officers on some or all of the crimes with which they were charged and based on the Court’s instructions to the jury, it is no longer probable that we will be required to pay the $1.1 million amount.

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

The Federal District Court issued a ruling during June 2009 granting Flood’ s motion for summary judgment on her claim that we breached her Employment Separation Agreement by stopping the advancement of funds for her defense, and granting our motion to dismiss Flood’s unjust enrichment and promissory estoppel claims. The Court further denied our motion to dismiss Flood’s claim for intentional infliction of emotional distress.

During July 2009, we asserted counterclaims for $3.3 million based on the undertaking Flood signed in August 2003, in which she promised to repay all advanced expenses if it was ultimately adjudged that she did not meet the requisite standard of conduct.

Strohm:  During August 2009, we asserted counterclaims for $3.2 million against Strohm based on the undertakings she signed in 2003, in which she promised to repay all advanced expenses if it was ultimately adjudged that she did not meet the requisite standard of conduct.  On October 26, 2009, the court granted Strohm’s motion for mandatory indemnification, ruling that we were required to indemnify Strohm for her reasonable attorneys’ fees and expenses to the extent that she was successful on the merits at trial on the basis that our Articles of Incorporation did not limit indemnification of a director or officer.  The court also denied our cross-motion for summary judgment based on the undertakings, ruling that Strohm should not be required to pay back advanced legal fees and costs to the extent she was successful at trial.

On November 5, 2009, Strohm’s counsel filed a motion claiming that, pursuant to an engagement letter with Strohm’s counsel, we are obligated to pay counsel an additional $1.1 million in attorneys’ fees and costs incurred in defending the federal criminal proceeding, plus 18% interest, as well as attorneys’ fees and costs incurred in connection with the action brought by Strohm and her counsel against ClearOne in August 2008.  We believe that our engagement letter with Strohm’s counsel does not cover the federal criminal proceeding and that the amount of any reasonable fees and expenses that may be due to Strohm’s counsel pursuant to the court’s determination have already been paid. While Strohm’s counsel is seeking attorneys’ fees under two alternative legal claims, we believe that the counsel cannot collect duplicative fees.

The litigations are subject to all of the risks and uncertainties of litigation and there can be no assurance as to the probable result of the litigations.

We believe we have adequately accrued for contingent liabilities, including the litigations mentioned above. While we intend to defend ourselves in all the litigated matters vigorously and diligently, there exists the possibility of adverse outcomes that we estimate could be up to $1.6 million. If these adverse outcomes were to occur, our financial position, results of operations, and cash flows could be negatively affected materially for the period in which the adverse outcomes are known.

10. Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through November 16, 2009, which is the date these financial statements were available to be issued.

On November 3, 2009, we entered into and closed the Merger Agreement with Alta-Wasatch Acquisition Corporation (“Alta-Wasatch”), our wholly owned subsidiary; NetStreams, Inc. (“NetStreams”); and the following parties that each entered into the Merger Agreement for purposes set forth in the Merger Agreement, Austin Ventures VIII, L.P. and Kevin A. Reinis, a representative of NetStreams Management Incentive Plan (the “Merger Agreement”). Pursuant to the Merger Agreement, Alta-Wasatch merged with and into NetStreams (the “Merger”).

The aggregate consideration paid by us pursuant to the Merger Agreement was (a) $1.95 million, subject to working capital adjustment, less certain defined transaction expenses, which was due in full in cash on the closing date, (b) an earn-out payment, subject to certain defined thresholds, of up to $3 million, covering a period of two years commencing on the closing date, and (c) the assumption of a liability of NetStreams in the amount of $2 million. The aggregate consideration is subject to a working capital adjustment based on a defined target, which is the value of certain assets less certain liabilities set forth in the agreement. A portion of the consideration will be held in escrow for 12 months to satisfy the covenants as specified in the Merger Agreement. We have paid approximately $1.86 million after making interim adjustment for working capital. The final working capital adjustment will be determined after an audit is performed on the financial statements of NetStreams. The Merger Agreement also contains other provisions, covenants, representations, and warranties made by NetStreams and by us that are typical in transactions of this size, type, and complexity.

In connection with the closing of the Merger, on November 3, 2009, we entered into the Joinder to the Loan and Security Agreement (the “Joinder”) with Square 1 Bank and the Seventh Amendment to the Loan and Security Agreement (the “Seventh Amendment”) with Square 1 Bank and NetStreams. Pursuant to the Joinder, we entered into the Loan and Security Agreement dated November 12, 2008 as a co-borrower and assumed certain obligations under the Loan and Security Agreement. We were not required to pledge additional security interests to the Bank. The existing collateral arrangement with respect to Borrowers’ assets continues to secure the obligations of the parties under the Loan and Security Agreement. In connection therewith, NetStreams entered into the Seventh Amendment which obligates us to the Loan and Security Agreement in the amount of $2 million and payment of Interest shall be due and payable on the first calendar day of each month during the term of the Loan and Security Agreement.

11.  Recent Accounting Pronouncements

In June 2009, the FASB changed the hierarchy of U.S. generally accepted accounting principles (“GAAP”) such that the newly released FASB Accounting Standards Codification (“ASC”) will replace other sources of authoritative GAAP with the exception of rules and interpretive releases of the Securities and Exchange Commission, which will continue to be authoritative.  The ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and is not intended to significantly change GAAP.

In December 2007, the FASB issued ASC Topic 805 (revised 2007) Business Combinations (“ASC Topic 805”). ASC Topic 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree and the goodwill acquired. ASC Topic 805 establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  ASC Topic 805 is effective for the financial statements issued for fiscal years beginning after December 15, 2008.  We are currently evaluating the impact that this statement may have on our consolidated financial position and results of operations.

In October 2009, the FASB updated ASC Topic 605 “Revenue Recognition” on revenue arrangements (Subtopic 605-25) with multiple deliverables. Under the updated guidance, a selling price hierarchy is established to determine the selling price of a deliverable.  The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The guidance also replaced the term “fair value” with “selling price.” The residual method of allocation has been eliminated and relative selling price method has to be used to allocated arrangement consideration at the inception of the arrangement. The updated guidance has also significantly expanded the disclosures related to multiple-deliverable revenue arrangements. The guidance is effective for all fiscal years beginning on or after June 15, 2010. We are currently evaluating the potential impact, if any, that this statement may have on our consolidated financial position and results of operations.

In October 2009, the FASB amended ASC Topic 985 “Software” on certain revenue arrangements that include software elements (Subtopic 985-605). The amendments change the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are no longer within the scope of this subtopic. The guidance is effective for all fiscal years beginning on or after June 15, 2010. We are currently evaluating the potential impact, if any, that this statement may have on our consolidated financial position and results of operations.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements in this report, other than statements of historical fact, are forward-looking statements for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing.  All forward-looking statements included in this report are made as of the date hereof and are based on information available to us as of such date.  We assume no obligation to update any forward-looking statement.   In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,”  “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology.  Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that any such expectations or any forward-looking statement will prove to be correct.  Our actual results will vary, and may vary materially, from those projected or assumed in the forward-looking statements.  Future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, without limitation, product recalls and product liability claims; infringement of our technology or assertion that our technology infringes the rights of other parties; termination of supplier relationships, or failure of suppliers to perform; inability to successfully manage growth; delays in obtaining regulatory approvals or the failure to maintain such approvals; concentration of our revenue among a few customers, products or procedures; development of new products and technology that could render our products obsolete; market acceptance of new products; introduction of products in a timely fashion; price and product competition, availability of labor and materials, cost increases, and fluctuations in and obsolescence of inventory; volatility of the market price of our common stock; foreign currency fluctuations; changes in key personnel; work stoppage or transportation risks; and other factors referred to in our press releases and reports filed with the SEC, including our Annual Report on Form 10-K for the year ended June 30, 2009. All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Additional factors that may have a direct bearing on our operating results are discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2009.

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

The global economic conditions which adversely affected our performance in the last few quarters have improved, resulting in arresting the downward trend in our revenues. However, aseconomic conditions continue to improve, this will help us to return to the level of revenues and profitability we experienced before this economic downturn.

Analysis of Results of Operations

Results of Operations for the three months ended September 30, 2009 (“Q1 2010”) and 2008 (“Q1 2009”)

The following table sets forth certain items from our unaudited condensed consolidated statements of operations (in thousands) for the three months ended September 30, 2009 and 2008, together with the percentage of total revenue which each such item represents:

	(in thousands of dollars)
					Q1 2010 vs. Q1 2009
	Q1 2010		Q1 2009		Favorable (Unfavorable)
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Revenue	$7,646	100%	$11,082	100%	$(3,436)	-31.0%
Cost of goods sold	3,692	48%	3,942	36%	250	6.3%
Gross profit	3,954	52%	7,140	64%	(3,186)	-44.6%

Operating expenses:
Sales and marketing	1,603	21%	1,977	18%	374	18.9%
Research and development	1,668	22%	1,776	16%	108	6.1%
General and administrative	1,329	17%	1,072	10%	(257)	-24.0%
Total operating expenses	4,600	60%	4,825	44%	225	4.7%

Revenue

Revenue for Q1 2010 decreased 31%, or approximately $3.4 million, compared to Q1 2009. Our Q1 2010 revenue was negatively affected by the global decline in technology spending, most notably in North America, in addition to increased pricing pressure. Each of our major product categories were negatively impacted during Q1 2010 with the exception of personal conferencing products.  Revenue from our professional conferencing products declined by nearly 39% while revenue from personal conferencing products increased by 81%. In the near term, we expect revenue from personal conferencing products to continue to grow while decline in revenue from professional conferencing products will abate.

During Q1 2010 and Q1 2009, the net change in deferred revenue was a net (deferral) recognition of ($595,000) and $938,000 in revenue, respectively. See below “Critical Accounting Policies” under “Revenue and Associated Allowance for Revenue Adjustments and Doubtful Accounts” for a detailed discussion of deferred revenue.

Costs of Goods Sold and Gross Profit

Costs of goods sold include expenses associated with finished goods purchased from contract manufacturers, in addition to other operating expenses which include material and direct labor, our manufacturing and operations organization, property and equipment depreciation, warranty expenses, freight expenses, royalty payments, and the allocation of overhead expenses.

Our gross profit margin (GPM), which is gross profit as a percentage of revenue, was 52% and 64% in Q1 2010 and Q1 2009, respectively.  GPM was negatively impacted during Q1 2010 due to the declines in revenue of all major product categories except for the favorable impact due to personal conferencing products of $229,000 and lower vendor specific marketing and rebate costs of $212,000.

Operating Expenses

Q1 2010 operating expenses were about $4.6 million, a decrease of $225,000, or 5%, from $4.8 million in Q1 2009.  The following is a more detailed discussion of expenses related to sales and marketing, research and development and general and administrative.

Sales and Marketing (“S&M”) Expenses.  S&M expenses include selling, customer service, and marketing expenses such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses.   S&M expenses during Q1 2010 decreased by approximately $374,000, or 19%, to $1.6 million compared to approximately $2.0 million in Q1 2009. As a percentage of revenue, S&M expenses during Q1 2010 and Q1 2009 were 21% and 18%, respectively.  The decrease in S&M expenses during Q1 2010 over Q1 2009 was due primarily to decreased sales commissions paid to independent manufacturer sales representatives and lower marketing related expenses and travel expenses.

Research and Development (“R&D”) Expenses.  R&D expenses include research and development and product line management, including employee-related costs, outside services, expensed materials and depreciation, and an allocation of overhead expenses.  R&D expenses decreased $108,000, or 6%, during Q1 2010 compared to Q1 2009.  The decrease was due primarily to lower payroll and related expenses and lower services expenses. As a percentage of revenue, S&M expenses during Q1 2010 and Q1 2009 were 22% and 16%, respectively. The Q1 2010 decrease was due primarily to lower payroll and related expenses and lower services expenses.

General and Administrative (“G&A”) Expenses.  G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs, and corporate administrative costs, including finance, information technology and human resources.  G&A expenses during Q1 2010 increased to $1.3 million compared to $1.1 million during Q1 2009. Q1 2010 and 2009 G&A expenses were 17% and 10% of sales, respectively. The increase in Q1 2010 was due primarily to higher legal expenses, partially offset by lower payroll and employee related expenses. We continue to incur high legal expenses due to our litigations to protect our intellectual property and to defend ourselves from indemnification claims made by former officers.

Operating (loss) income

Operating loss during Q1 2010 was $646,000 compared to an operating income of $2.3 million in Q1 2009.  The decrease in operating income of approximately $3.0 million was due to lower revenue and associated gross profit during Q1 2010 partially offset by the lower operating expenses discussed above.

Other income, net

Other income, net, includes interest income, interest expense, capital gains, gain (loss) on the disposal of assets, and currency gain (loss).

Liquidity and Capital Resources

As of September 30, 2009, our cash and cash equivalents were approximately $8.1 million and our marketable securities were approximately $2.1 million, a reduction of $1.7 million compared to cash and cash equivalents of approximately $9.8 million and marketable securities of $2.1 million as of June 30, 2009.

Net cash used in operating activities was $1.3 million in Q1 2010, a decrease of $1.5 million from the net cash provided by operating activities of $263,000 in Q1 2009.  The year-over-year decrease can be attributed primarily to the decrease in net income.

Net cash flows used in investing activities were approximately $464,000 in Q1 2010 mostly towards purchase of property, plant and equipment. Net cash flows provided by investing activities were approximately $4.9 million in Q1 2009 with $5.2 million attributable to sale of marketable securities.

During Q1 2009, approximately $6.8 million were utilized to repurchase 1,342,620 shares of common stock. There were no cashflows related to financing activities during Q1 2010.

We acquired NetStreams (described in detail in Notes to Condensed Consolidated Financial Statements) on November 3, 2009 for a cash consideration of approximately $1.95 million and assumed $2 million in debt as part of the acquisition.  We expect to invest more in NetStreams to transition, integrate and leverage the opportunities available through this acquisition. This would reduce our liquidity and cash flows in the near future until NetStreams is fully consolidated with our current operations and its full value realized by us.

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

The amounts of deferred cost of goods sold were included in consigned inventory. The following table details the amount of deferred revenue, cost of goods sold, and gross profit at each quarter end for the 15-month period ended September 30, 2009 (in thousands).

	Deferred Revenue	Deferred Cost of Goods Sold	Deferred Gross Profit
Quarter ended September 30, 2009	$5,304	$1,948	$3,356
Year ended June 30, 2009
Fourth Quarter	4,709	1,843	2,866
Third Quarter	4,611	1,692	2,919
Second Quarter	5,320	1,914	3,406
First Quarter	4,856	1,938	2,918

We offer rebates and market development funds to certain of our distributors, dealers, and end-users based upon volume and type of product purchased by them. We record rebates as a reduction of revenue.

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

We perform a quarterly analysis of obsolete and slow-moving inventory to determine if any inventory needs to be written down. In general, we write-down our excess and obsolete inventory by an amount that is equal to the difference between the cost of the inventory and its estimated market value if market value is less than cost, based upon assumptions about future product life-cycles, product demand, shelf life of the product, inter-changeability of the product and market conditions. Those items that are found to have a supply in excess of our estimated current demand are considered to be slow-moving or obsolete and classified as long-term. An appropriate reserve is made to write-down the value of that inventory to its expected realizable value. These charges are recorded in cost of goods sold. The reserve against slow-moving or obsolete inventory is increased or reduced based on several factors which among other things require us to make an estimate of a product’s life-cycle, potential demand and our ability to sell these products at estimated price levels. While we make considerable efforts to calculate reasonable estimates of these variables, actual results may vary. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of changing technology and customer requirements, we could be required to increase our inventory allowances, and our gross profit could be adversely affected.

Share-based Compensation

We account for share-based compensation in accordance with ASC Topic 718. Under the fair value recognition provisions of this statement, we measure share-based compensation cost at the grant date based on the value of the award which is recognized as expense over the requisite service period.   Judgment is required in estimating the amount of share-based awards that are expected to be forfeited.  If actual results differ significantly from these estimates, share-based compensation expense and our results of operations could be materially impacted.

Seasonality

Our audio conferencing products revenue has historically been strongest during our second and fourth quarters.   There can be no assurance that any historic sales patterns will continue and, as a result, sales for any prior quarter are not necessarily indicative of the sales to be expected in any future quarter.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4T.  CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2009 was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

There was no change in our internal control over financial reporting during the quarter ended September 30, 2009 that materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

See Note 9 “Contingencies and Commitments” to the Condensed Consolidated Financial Statements under Part 1 - Item 1.

Item 1A.  RISK FACTORS

Not applicable.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 5.  OTHER INFORMATION

Not applicable.

Item 6.  EXHIBITS

Exhibit No.	Title of Document
2.2
Agreement and Plan of Merger, dated as of November 3, 2009, by and among ClearOne Communications, Inc., Alta-Wasatch Acquisition Corporation, NetStreams, Inc., Austin Ventures VIII, L.P., and Kevin A. Reinis. (1)

10.23	Joinder to Loan and Security Agreement, dated as of November 3, 2009, by and between ClearOne Communications, Inc. and Square 1 Bank1. (1)
10.24	Seventh Amendment to Loan and Security Agreement, dated as of November 3, 2009, by and between Square 1 Bank, ClearOne Communications, Inc., NetStreams, Inc., and NetStreams, LLC1. (1)
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Principal Financial Officer

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on November 9, 2009.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ClearOne Communications, Inc., a Utah corporation

November 16 2009	By:	/s/ Zeynep Hakimoglu
Zeynep Hakimoglu
Chief Executive Officer
(Principal Executive Officer)

November 16, 2009	By:	/s/ Narsi Narayanan
Narsi Narayanan
Vice President of Finance
(Principal Financial and Accounting Officer)