Form 10-KT
period 2009-12-31
CLEARONE COMMUNICATIONS INC
filed 2010-05-07
CIK 840715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KT

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from July 1, 2009 to December 31, 2009	Commission file number: 001-33660

CLEARONE COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0398877
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5225 Wiley Post Way, Suite 500,  Salt Lake City, Utah 84116
(Address of principal executive offices, including zip code)

(801) 975-7200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐Yes  ☒No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐Yes  ☒No

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

Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes  ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Larger Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes               ☒ No

The aggregate market value of the shares of voting common stock held by non-affiliates was approximately $19.6 million at December 31, 2008 (the Company's most recently completed second fiscal quarter), based on the $3.93 closing price for the Company’s common stock on the NASDAQ Capital Market on such date. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

The number of shares of ClearOne common stock outstanding as of May 4, 2010 was 8,929,279.

CLEARONE COMMUNICATIONS, INC.

TRANSITION REPORT ON FORM 10-K FOR THE PERIOD ENDED DECEMBER 31, 2009

(i)

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

PART I

References in this Transition Report on Form 10-K to “ClearOne,” “we,” “us,” “CLRO” or “the Company” refer to ClearOne Communications, Inc., a Utah corporation, and, unless the context otherwise requires or is otherwise expressly stated, its subsidiaries.

ITEM 1.  BUSINESS

Overview

ClearOne was formed as a Utah corporation in 1983 organized under the laws of the State of Utah.

ClearOne develops and markets advanced audio and video connectivity technologies that enhance the quality of life through better communication, education, and entertainment.  These technologies include conferencing, collaboration, multimedia and network solutions.

We occupy the number one position in the global professional audio conferencing market with more than 50% of the global market share. The reliability, flexibility and performance of our comprehensive solutions create a natural communications environment that saves organizations time and money by enabling more effective and efficient communication. We develop, manufacture, market, and service a comprehensive line of high-quality audio conferencing products under personal, tabletop, premium and professional (installed audio) categories. We believe the performance and reliability of our high-quality audio conferencing & collaboration products create a natural communications environment, which saves organizations of all sizes time and money by enabling more effective and efficient communication.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
ITEM 1 - BUSINESS

On November 3, 2009 ClearOne acquired NetStreams, Inc, a pioneer in digital media networks based on Internet Protocol (IP) technology, that is used in a wide variety of applications, including digital signage, corporate video distribution, network operations centers and government facilities, and large venues in such industries as hospitality, entertainment and casinos. NetStreams' digital streaming media and control systems support virtually any number of digital or analog sources, including high definition audio and video content to nearly an unlimited number of networked endpoints. Under the terms of the merger and acquisition agreement, ClearOne paid approximately $1.45 million in cash and agreed to assume $2 million in debt. Please refer to Note 3 – Business Combination, Goodwill and Intangibles in the Notes to Consolidated Financial Statements (Part II, Item 8) for more financial information.  NetStreams products are sold primarily in the residential electronics channel and audio and video commercial channel. The addition of NetStreams’ networked media and control distribution products to ClearOne’s portfolio of audio conferencing and related products presents a perfect fit for both businesses bringing complementary products and sales channels to both organizations.  We believe this combination of high-quality audio conferencing and technology to distribute media and control over IP based networks will enable us to provide a comprehensive high definition audio and video solution to better realize the true promise of audiovisual and IT convergence.

ClearOne now also develops and sells products to distribute media and control via data networks after its acquisition of NetStreams, Inc. in November 2009.  We are a world leader in digital media networks based on Internet Protocol (IP) technology. ClearOne’s IP-based and IP-controlled systems handle any number of digital or analog sources and deliver high definition audio and video, to an unlimited number of zones. By combining content and control signals in one data stream, ClearOne systems offer new levels of affordability, simplicity, reliability, and expandability, benefiting both installers and end-users with lower costs for installation, set-up, and support.

We also manufacture and sell media carts for audio and video conferencing.  We have an established history of product innovation and plan to continue to apply our expertise in audio engineering to develop and introduce innovative new products and enhance our existing products.

Our conferencing & collaboration products are used by organizations of all sizes to accomplish effective group communication. Our networked media and control distribution systems are used by a wide range of customers from individual residential users to large enterprises.  Our end-users range from some of the world’s largest and most prestigious companies and institutions to small and medium-sized businesses, educational institutions, and government organizations as well as individual consumers. We sell our products to these end-users primarily through a network of independent distributors and resellers who in turn sell our products to dealers, systems integrators, and other value-added resellers. We also sell products directly to dealers, systems integrators, value-added resellers, and end-users.

Our website address is www.clearone.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports are available, free of charge, on our website at the "Investor Relations" section under "Company", as soon as reasonably practicable after we file electronically such material with, or furnish it to, the SEC.

For a discussion of certain risks applicable to our business, results of operations, financial position, and liquidity see the risk factors described in “Item 1A, Risk Factors” below.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
ITEM 1 - BUSINESS

Business Strategy

We currently participate in the following markets: Professional AV, telephony, digital signage, corporate video distribution, network operations centers, content and control distribution to hospitality, entertainment and casino enterprises, and home automation.

Our goals are to:
●	maintain our market leadership in the professional conferencing category
●	continue building on our leadership in premium conferencing category (a category we created)
●	further penetrate the tabletop conferencing and personal conferencing markets
●	capitalize on the convergence of AV over IP
●	provide solutions that are new and reach deeper into the enterprise infrastructure by bringing clear, differentiated value to both the practitioner and the customer.

We will continue to improve our existing high-quality products and develop new products for stand alone audio conferencing applications or for integration with leading video and web conferencing systems and applications.  We also intend to be the leader in the networked media and control distribution product market. The principal components of our strategy to achieve this goal are set forth below.

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

Provide significant impact on how media and control are distributed

We believe ClearOne’s innovative approach of bringing together networking technology with audio and video distribution and control and our mastery over these technologies have the potential to bring about a significant change in the audio and video industry and beyond. We believe the benefits and features that only networked digital media can offer will change and enhance the user experience.

Offer greater value to our customers and partners

To provide our customers and partners with audio conferencing products that offer high value, we are focused on listening to our customers and partners and delivering products to meet their needs. By offering high quality products that are designed to solve conferencing ease-of-use issues and are easy to install, configure, and maintain, we believe we can provide greater value to our customers and partners and enhance business communications and decision making.  Our networked media and control distribution products offer significant cost savings and are easy to install and maintain by utilizing the existing networking infrastructure.

Leverage and extend ClearOne technology leadership and innovation

We continue to focus on developing cutting edge conferencing products and are committed to incorporating the latest technologies into our new and existing product lines. Key to this effort is adopting emerging technologies such as Voice over Internet Protocol (VoIP), wideband audio, wireless connectivity, and convergence of voice and data networks, exploring new application models for our premium and personal audio conferencing technologies, and developing products based on internationally accepted standards and protocols. With the acquisition of NetStreams, ClearOne plans to leverage on its patented StreamNet® technology, to increase its current market share and enter new markets.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
ITEM 1 - BUSINESS

Expand and strengthen sales channels

We continue to expand and strengthen domestic and international sales channels through the addition of key distributors and dealers that expand beyond our traditional audio-video channels that carry our professional conferencing products. We continue to direct significant sales efforts toward channel partners who are focused on the tabletop and personal conferencing markets. We also continue to strengthen our presence within the telephony reseller channel. We believe the telephony reseller channel is best suited to sell our premium conferencing systems, tabletop conference phones, and personal conferencing & collaboration products.

We plan to introduce commercial networked media and control distribution products into ClearOne’s existing and global sales channels and offer training, certification, support and other resources to grow, strengthen, and increase our ability to promote and sell our  products through these channels.

We will continue to actively market the existing NetStreams brand within the existing residential channel and will recruit additional channel and sales partners to bring greater awareness to the product solutions.

Broaden our product offerings

We believe we offer the industry’s most complete audio conferencing product line, including the following:
●	Professional conferencing products that are used in executive boardrooms, courtrooms, hospitals, and auditoriums that integrate with leading video and telepresence systems
●	Premium conferencing products that integrate with leading video and web conferencing systems and applications
●	Tabletop conferencing phones used in conference rooms and offices
●	Personal conferencing products that enable hands-free audio communications in new ways such as through PCs, laptops, cell phones and handsets.

With the acquisition of NetStreams, ClearOne offers a full line of networked media and control distribution products for a wide range of commercial and residential applications.

We also provide a comprehensive portfolio of media carts that provide equipment mobility and making conferencing equipment easy to access and use. We plan to continue to broaden and expand our product offerings to meet the evolving needs of our customers and partners, address changes in the markets we currently serve, and effectively target new markets for our products.

Develop strategic partnerships

To stay on the leading edge of product and market developments, we plan to continue to identify partners with expertise in areas strategic to our growth objectives. We will work to develop partnerships with leaders in markets complimentary to our products, who can benefit from our products and technologies and through whom we can access new market growth opportunities.  We have entered into partnerships with Avaya, Microsoft, NEC, Skype, and others to offer conferencing products uniquely suited to their systems and applications.  We also plan to broaden the application and use of our newly acquired patented StreamNet technology by partnering with other market participants through licensing the technology, joint development of products, co-marketing, etc.

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

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
ITEM 1 - BUSINESS

Markets and Products

Audio Conferencing Products: Overview

The performance and reliability of our high-quality audio conferencing products enable effective and efficient communication between geographically separated businesses and organizations by connecting them to their employees, customers and partners. We offer a full range of audio conferencing products including professional conferencing products used in executive boardrooms, courtrooms, hospitals, classrooms, and auditoriums, premium conferencing products that interface with video and web conferencing systems, tabletop conferencing phones used in conference rooms and offices, and personal conferencing products that can be used with laptops and other portable devices. For each of the last two fiscal years and the transition period covered by this report, our professional conferencing products and tabletop conference phones have together contributed in excess of 77% percent of our consolidated revenue. Our audio conferencing products feature our proprietary Distributed Echo Cancellation® and noise cancellation technologies to enhance communication during a conference call by eliminating echo and background noise. Most of our products also feature proprietary audio processing technologies such as adaptive modeling and first-microphone priority, which combine to deliver clear, crisp and full-duplex audio. These technologies enable natural and fatigue-free communication between distant conferencing participants.

We believe the principal drivers of demand for audio conferencing products are the following:
●	Availability of easy-to-use conferencing systems and applications
●	Voice quality of audio conferencing systems as compared to the quality of telephone handset speakerphones
●	Expansion of global, regional, and local corporate enterprises

Other factors we expect to have a significant impact on the demand for our audio conferencing systems include the following:
●	Availability of affordable audio conferencing solutions for small businesses and home offices
●	Growth of distance learning and corporate training programs
●	Increasing adoption of teleworking
●	Decreases in travel due to cost and carbon footprint considerations
●	Transition to the Internet Protocol (IP) network from the traditional public switched telephone network (PSTN) and the deployment of VoIP applications
●	Increased adoption of unified communication platforms that leverage the affordability and capability of personal computers as a central component of corporate communication.

We expect these growth factors to be offset by direct competition  from high-end telephone handset speakerphones, new and existing competitors in the audio conferencing market, the technological volatility of IP-based products, and continued pressures on enterprises to reduce spending.

Audio Conferencing Products: Professional Audio Conferencing

We occupy the number one position in the global professional audio conferencing market with more than 50% of the global market share. We have been developing high-end, professional conferencing products since 1991 and believe we have established strong brand recognition for these products worldwide. Our professional conferencing products include the Converge® Pro and Converge 560/590 product lines. The Converge SR 1212 product features similar technologies and is used for sound reinforcement applications.

The Converge Pro product line leads our professionally installed audio products line of product offerings. Based on the success of our Converge Pro product line, the XAP series of products was discontinued effective July 2009. The Converge Pro series delivers a significant feature set and performance improvements including unprecedented proprietary acoustical echo cancellation, noise cancellation, full duplex performance, enhanced management capabilities, and simplified configuration utilities. We continue to expand the Converge Pro product line with the addition of the Converge 880T and 880TA products which consolidates the functionality of an audio amplifier and telephone interface into a single product.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
ITEM 1 - BUSINESS

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

We also added Converge Pro VH20 to our Converge Pro family of products in October 2009. VH20 provides a direct connection between Converge Pro audio conferencing systems and VoIP PBX phone systems so that users can transport audio signals across their IP networks. VH20 easily links with any of ClearOne's Converge Pro products to create a complete audio conferencing system that can quickly be integrated with Cisco, Avaya and many other VoIP PBX phone systems for complete interoperability. VH20 also delivers wideband audio for rich and crystal clear sound, provides guaranteed quality of service (QoS), and ensures full security with TLS, AES and SRTP encryption. We believe these features combine to deliver the most advanced professional quality VoIP audio interface available on the market today.

In response to our customers’ and partners’ need for professional audio solutions that would fit the budgetary requirements for mid-sized conference rooms, we designed the Converge 560 and Converge 590 professional conferencing products. These products are positioned between our professional and premium conferencing product lines both in terms of functionality and price, and are an excellent fit for rooms requiring customized microphone (up to nine microphones) and speaker configurations along with connectivity to leading video and web conferencing systems and applications.

In June 2008, we announced the introduction of two models of Converge Amplifiers, PA2250 and PA4160.  However, for operational and strategic reasons, the products were discontinued.

We also offer a Tabletop Controller for the Converge Pro product lines. This affordable solution gives users the ability to easily start and navigate an audio conference without the need for touch panel control systems, which can be expensive, complex, or intimidating to users. The dial pad on the controller resembles a telephone keypad for instant familiarity and users can dial a conference call as easily as dialing a telephone. The Tabletop Controller can be significantly less expensive than touch-screen panel control systems, which require considerable integration and programming time and costs.

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

Audio Conferencing Products: Premium Conferencing

Our RAV audio conferencing product is a complete, out-of-the-box system that includes an audio mixer, Bose® loudspeakers, microphones, and a control device that can be either wired or wireless. The RAV product uniquely combines the sound quality of a professionally installed audio system with the simplicity of a conference phone and can be easily connected to rich-media devices, such as video or web conferencing systems, to deliver enhanced audio performance.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
ITEM 1 - BUSINESS

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

Audio Conferencing Products: Tabletop Conferencing

Our MAX line of tabletop conferencing phones utilizes many of the high-end echo cancellation, noise cancellation, and audio processing technologies found in our professional audio conferencing products.

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

The MAX EX and MAXAttach wired phones feature an industry-first capability – instead of just adding extension microphones for use in larger rooms, the conference phones can be daisy chained together, up to a total of four phones. This provides even distribution of microphones, loudspeakers, and controls for better sound quality and improved user access in medium to large conference rooms. In addition, all MAXAttach wired versions can be used separately when they are not daisy-chained together.

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

Audio Conferencing Products: Personal Conferencing Products

Our CHAT™ line of conferencing speaker phones delivers our trademark crystal-clear full-duplex audio performance, and can be used in a variety of applications with a wide number of devices including the following:

●	PCs and Macs
VoIP telephony applications such as Skype; Popular audio instant messaging (IM) applications like Yahoo, MSN, Google, etc.; enterprise softphones; audio for web-based videoconferencing applications; gaming; music playback

●	Cell and Smart phones	Connects to the 2.5mm headset jack of many cell and smart phones for hands-free, full-duplex audio conferencing
●	Telephones	Connects to the headset jack (certain phone models) for hands-free, full-duplex audio conferencing
●	iPods and MP3 players	For full-bandwidth audio playback
●	Desktop video conferencing systems	For hands-free, full-duplex audio conferencing

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
ITEM 1 - BUSINESS

CHAT 50 attracted significant media coverage and won many recognitions since its introduction including, PC Magazine’s Editors’ Choice Award in March 2006 and Portable Computer Magazine’s Best for Business Products Award for 2007.

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

During 2009 CHAT 170 and CHAT 70 were introduced to fill the needs for a hands-free speakerphone for individuals using Microsoft's unified communications platform, Office Communications Server 2007. CHAT 70 is similar to CHAT 50 with single microphone, while CHAT 170 has three microphones like CHAT 150. CHAT 70 and CHAT 170 utilize technologies shared by CHAT 50 and CHAT 150 including HDConference and full duplex audio technologies. CHAT 70 and CHAT 170 are the perfect audio peripherals for greatly enhanced collaboration through unified communication. True to their plug-and-play capabilities, CHAT 70 and CHAT 170 require no drivers to be installed and plug into a USB port - enabling all incoming Office Communicator calls to ring on the CHAT 70 or CHAT 170. In the short period since its introduction, CHAT 170 has already gained industry-wide recognition and media awards.

CHAT 60 and CHAT 160 were introduced after June 30, 2009 to support Skype users.

Our personal conferencing products have become popular with large enterprises and organizations. We have entered into partnerships with Avistar, Microsoft, Skype, and others to offer personal conferencing products uniquely suited to their systems and applications for their enterprise users and consumers.

Networked media and control distribution products

Our DigiLinX IP audio, video and control system is extremely easy to use. The system can control audio sources, video sources, security systems, HVAC systems and lighting and can activate multiple actions all together in just a single touch. This multi-room system creates a seamless web where audio, video, gaming, heating, air conditioning, security and lighting all reside on one system making for a truly interactive experience. The system enables control through its attractive touch screens, computer or any device with a built-in web browser. DigiLinX also allows you to communicate through room-to-room paging, room monitoring and answering the door using the intercom.  DigiLinX has no limits on the numbers of sources, displays, or amplifiers in a project and can be used from residential homes with a few rooms to large commercial projects.

Expanding the network size is as simple as adding a computer to the network. There is no central controller that limits the number of devices on the network. Content and control are carried over existing network wiring obviating the necessity to pull separate bundles of cable for audio, video, and another system for controlling the sources and displays. Converting an audio or video signal to TCP/IP, preserves the quality of the signal across the network. Unlike analog systems, which lose quality over long distances,TCP/IP packets are decoded with exactly the same quality as they were encoded. Whether the signal is being sent to the next floor or across the campus it arrives just as it was sent. ClearOne’s networked media and control distribution products also allow for decentralization of hardware. Each piece of hardware contains the needed processing and interfaces for its function. The DigiLinX graphical user interface (GUI) is dynamically generated based on the devices connected on the network requiring no additional programming. The GUI includes everything needed to easily control a system and any third party systems, saving time and money on costly user interface design.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
ITEM 1 - BUSINESS

ClearOne's patented StreamNet Technology encompasses several protocols, conventions, and technologies to insure the best quality audio and video distribution over TCP/IP. StreamNet technology provides an end-to-end all digital solution with A/V signal synchronization, automatic device discovery & configuration, remote access for control, software upgrades and more. One fundamental problem with using TCP/IP to distribute digital audio to multiple zones is the synchronization of playback. Without synchronization, audio can sputter, cut out, or have strong echo effects from room to room, sometimes playing several seconds apart.  ClearOne’s  StreamNet® technology ensures that audio or video content is synchronized to less than a millisecond of each device, preventing any odd echoing or latency.

Musica Distributed Audio system is designed to deliver superior audio performance and features interactive keypads that are very easy to operate and use. The advanced design of the Musica system places digital amplifiers in each zone, behind each keypad, rather than in one central location. This improves sound quality by reducing noise, distortion and power losses as well as increasing reliability and simplifying the installation. Any Musica keypad can be upgraded to include a digital FM Tuner, allowing every zone an independent selection of radio stations.  Audio Ports of Musica are highly flexible, allowing the output of the distributed audio to be coupled with a powered subwoofer or external amplifier, as well as the input of a local source such as a television monitor or cable box.

Quartet®, a residential electronics solution offers an affordable alternative to projects that do not require the full capabilities of Musica. The system enables homeowners to enjoy exceptional audio quality from different audio sources in up to four different zones at the same time.

Panorama® video system is a point to multi-point high definition video distribution and  control system. The system serves as the central video switch and distributes various video sources including composite, S-videoand component video sources over standard network cable. Multiple Panorama systems can be cascaded for distribution of video for larger systems. Panorama can also be integrated with DigiLinX and Musica and other third party control systems.

Media Carts

We complement our audio conferencing products with microphones, media carts for audio and video conferencing. Our wide selection of wood, metal, and laminate media carts features audiovisual carts; plasma screen carts and video conferencing carts. We expanded our Titan media carts line with the Titan Articulating Arm Dual Plasma Cart in June 2009.  This innovative product features an articulating plasma mounting system that folds the monitor support arms for angle viewing, transportation and storage. Once folded the cart will fit into standard elevators or through standard doorways while accommodating most Plasma or LCD displays up to 50”. In June 2009, we announced the introduction of ClearPresence Dual Media Cart to accommodate two flat screen monitors for video and audio conferencing systems.  However, for operational and strategic reasons, the product was discontinued.

Marketing and Sales

We primarily use a two-tier channel model, through which we sell our products directly to a worldwide network of independent audiovisual, residential electronics, information technology, and telecommunications distributors, who then sell our products to independent systems integrators, dealers, and value-added resellers, who in turn work directly with the end-users of our products for product fulfillment and installation. We also sell our products on a limited basis directly to certain dealers, systems integrators, value-added resellers, and end-users.

During the transition period, approximately $10.8 million, or 64 percent, of our total product sales were generated in the United States and product sales of approximately $6.0 million, or 36 percent, were generated outside the United States. Revenue from product sales to customers outside of the United States accounted for approximately 32 percent of our total product sales for fiscal 2009 and approximately 30 percent of our total product sales for fiscal 2008.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
ITEM 1 - BUSINESS

We sell directly to our distributors, resellers and end users in more than 55 countries worldwide. We anticipate that the portion of our total product revenue from international sales will continue to increase as we further enhance our focus on developing new products, establishing new channel partners, strengthening our presence in key growth areas, complying with regional environmental regulatory standards, and improving product localization with country-specific product documentation and marketing materials.

Direct Distributors and resellers

We sell our products directly to approximately 190 distributors and resellers throughout the world. Distributors and resellers purchase our products at a discount from list price and resell them on a non-exclusive basis to independent systems integrators, dealers, and other value-added resellers. Our distributors maintain their own inventory and accounts receivable and are required to provide technical and non-technical support for our products to the next level of distribution participants. We work with our distributors and resellers to establish appropriate inventory stocking levels. We also work with our distributors and resellers to maintain relationships with our existing systems integrators, dealers, and other value-added resellers.

Independent Integrators, Dealers, and Resellers

Our direct distributors and resellers sell our products worldwide to approximately 1,000 independent system integrators, telephony value-added resellers, IT value-added resellers, and PC dealers on a non-exclusive basis. While dealers, resellers, and system integrators all sell our products directly to the end-users, system integrators typically add significant value to each sale by combining our products with products from other manufacturers as part of an integrated system solution. Dealers and value-added resellers usually purchase our products from distributors and may bundle our products with products from other manufacturers for resale to the end-user. We maintain close working relationships with our reseller partners and offer them education and training on all of our products.

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

In addition to advertising our products in popular publications serving the conferencing and residential electronics industries, we also conduct public relations initiatives to get press coverage and product reviews in industry and non-industry publications alike.

Customers

We do not believe that any end-user accounted for more than 10 percent of our total revenue during fiscal 2009 or 2008. Revenues included sales to three distributors that represented approximately 50 and 58 percent of total revenue during the transition period of six months ended December 31, 2009 and fiscal year ended June 30, 2009, respectively. Each of these three distributors, NewComm Distributing, Starin Marketing and VSO Marketing, accounted for more than 10 percent of consolidated revenue during the transition period of six months ended December 31, 2009 and fiscal year ended June 30, 2009. As discussed above, these distributors facilitate product sales to a large number of independent systems integrators, dealers, and value-added resellers and subsequently to their end-users. The loss of one or more distributors could reduce revenue and have a material adverse effect on our business and results of operations. As of December 31, 2009, our shipped orders on which we had not recognized revenue were $4.7 million and our backlog of unshipped orders was $255,000.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
ITEM 1 - BUSINESS
Competition
The conferencing and the networked media and control distribution product markets are characterized by intense competition and rapidly evolving technology. We compete with businesses having substantially greater financial, research and product development, manufacturing, marketing, and other resources. If we are not able to continually design, manufacture, and successfully market new or enhanced products or services that are comparable or superior to those provided by our competitors and at comparable or better prices, we could experience pricing pressures and reduced sales, gross profit margins, profits, and market share, each of which could have a materially adverse effect on our business.

Our competitors vary within each product category. We believe we are able to differentiate ourselves and therefore successfully compete as a result of the high audio quality of our products resulting from our proprietary audio signal processing technologies, patented IP based networking technology, technical and channel support services, and the strength of our brands.

We believe the principal factors driving sales are the following:

●	Quality and functionality of the products
●	Broad and deep channel partnerships
●	Established history of successful world-wide installations for diverse vertical markets
●	Brand name recognition
●	Quality of customer and partner support, and
●	Effective sales and marketing communication

In the professional audio conferencing systems and sound reinforcement markets, our main competitors include Biamp Systems, Harman International, Lectrosonics, Peavey, Polycom, and Shure and their original equipment manufacturing (OEM) partners, with several other companies potentially poised to enter the market. We occupy the number one position in the global professional audio conferencing market with more than 50% of the global market share. We uniquely contributed to the professional conferencing market with the introduction of the Audio Perfect (“AP”) product line a number of years ago, followed by the XAP and recently with the introduction of Converge Pro.  We believe we continue to have a strong reputation with the system integrators and audio visual consultants.

We believe we created a new audio conferencing category with the introduction of the RAV platform, which we call premium conferencing. RAV is a unique product with capabilities we do not believe can be found on any other competing system.

In the tabletop conferencing market, we face significant competition from Aethra, Konftel, LifeSize (now part of Logitech), Panasonic and Polycom and especially from their OEM partnerships. The significant portion of the tabletop market is covered by sales through OEM partnerships. While we believe MAX products have unique features like the ability to attach or daisy chain multiple phones together and have superior quality through our proprietary digital signal processing technologies, our limited OEM partnerships and pricing pressures from higher volume competitors restrict our ability to expand our existing share of this market.

The personal conferencing market has seen a number of new entrants. Our primary competitors in the personal conferencing market are Actiontec, Iogear, mVox, Phoenix Audio and Polycom and their OEM partners. We believe that our CHAT family of products offer unique advantages in their superior audio performance and their abilities to connect to multiple devices for variety of applications.

Our networked media and control distribution products face intense competition from a few well-established corporations like AMX, Crestron, Extron and Linear and numerous other competitors of diversified capabilities and strengths. We believe that our pioneering patented StreamNet technology delivers superior audio and video performance and provides us a competitive edge over other industry players.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
ITEM 1 - BUSINESS

Our media carts compete primarily with the products of Accuwood, Comlink, and Video Furniture International and multiple small vendors. Sales of media carts are affected by shipping costs, resulting in higher product costs when compared to local vendors and suppliers.

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

Sources and Availability of Raw Materials

We manufacture our products through contract manufacturers, who are generally responsible to source and procure required raw materials and components. Most of the components that our contract manufacturers require for manufacturing our products are readily available from a number of sources. We continually work with our contract manufacturers to seek alternative sources for all our components and raw materials requirements to ensure higher quality and better pricing. Most of our contract manufacturers and their vendors are qualified by Corporate Quality Assurance. We work with our contract manufacturers to ensure raw materials and components conform to our specifications.

Manufacturing

Currently, all of our products are manufactured by third-party manufacturers. Our primary contract manufacturer is Flextronics.

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

Research and Product Development

We are committed to research and product development and view our continued investment in research and product development as a key ingredient to our long-term business success. Our research and product development expenditures were approximately $3.5 million during the six months ended December 31, 2009, $7.5 million in fiscal year ended June 30, 2009 and $7.1 million in fiscal year ended June 30, 2008.

Our core competencies in research and product development include (a) many audio technologies, including telephone echo cancellation, acoustic echo cancellation, and noise cancellation using advanced digital signal processing technology, and (b) networking and media distribution technologies. We also have expertise in wireless technologies, VoIP, and software and network application development. We believe that ongoing development of our core technological competencies is vital to develop new products and to enhance existing products.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
ITEM 1 - BUSINESS

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

We currently have about 40 patents, whether applied for, pending or issued, that cover conferencing products and networking and media distribution technologies. The expiration dates of issued patents range from 2018 to 2025. We hold 21 registered trademarks and have also applied for registration for 13 trademarks. Registered trademarks include ClearOne, XAP, MAX, Converge, CHAT, AccuMic, Distributed Echo Cancellation, Gentner, NetStreams, StreamNet and others.  We have also filed for trademarks for CleaRoom, AVoIP, Interact, and other marks we use. We have received or filed for registered copyrights of certain of our source code for acoustic echo cancellation and other related audio signal processing algorithms.

Employees

As of December 31, 2009, we had 121 full-time employees and one part-time employee. Of these employees, 83 were located in our Salt Lake City office, 32 in other U.S. locations, two in the United Kingdom and four in Asia. None of our employees are subject to a collective bargaining agreement and we believe our relationship with our employees is good.  We occasionally hire contractors with specific skill sets to meet our operational needs.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES

ITEM 1A.  RISK FACTORS

Investors should carefully consider the risks described below. The risks described below are not the only ones we face and there are risks that we are not presently aware of or that we currently believe are immaterial that may also impair our business operations. Any of these risks could harm our business. The trading price of our common stock could decline significantly due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this transition report on Form 10-K, including our consolidated financial statements and related notes.

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

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
ITEM 1A - RISK FACTORS

Product development delays or defects could harm our competitive position and reduce our revenue.

We have, in the past, and may again experience, technical difficulties and delays with the development and introduction of new products. Many of the products we develop contain sophisticated and complicated circuitry, software and components, and utilize manufacturing techniques involving new technologies. Potential difficulties in the development process that could be experienced by us include difficulty in the following:

●	meeting required specifications and regulatory standards;
●	meeting market expectations for performance;
●	hiring and keeping a sufficient number of skilled developers;
●	obtaining prototype products at anticipated cost levels;
●	having the ability to identify problems or product defects in the development cycle; and
●	achieving necessary manufacturing efficiencies.

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

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
ITEM 1A - RISK FACTORS

We rely on reporting of channel inventory by distributors to recognize revenue from product sales to them, which could turn out to be inaccurate.

We defer recognition of revenue from product sales to distributors until the return privilege has expired, which approximates when product is sold-through to customers of our distributors. We evaluate, at each quarter-end, the inventory in the channel through information provided by our distributors. We use this information to determine the amount of inventory in the channel, and the appropriate revenue and cost of goods sold associated with those channel products. We cannot guarantee that the third party data, as reported will be accurate. We periodically audit a limited number of distributors.

We depend on an outsourced manufacturing strategy, and any disruption in their services could negatively impact our product availability and revenues.

We outsource the manufacturing of all of our products to third-party manufacturers located in both the U.S. and Asia. If any of these manufacturers experience difficulties in obtaining sufficient supplies of components, component prices significantly exceed anticipated costs, an interruption in their operations, or otherwise suffer capacity constraints, we would experience a delay in shipping these products which would have a negative impact on our revenue. Should there be any disruption in services due to natural disaster, economic or political difficulties, transportation restrictions, acts of terror, quarantines or other restrictions associated with infectious diseases, or other similar events, or any other reason, such disruption would have a material adverse effect on our business. Operating in the international environment exposes us to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, and potentially adverse tax consequences, which could materially affect our results of operations. Currently, we have no second source of manufacturing for a portion of our products.

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

Difficulties in integrating past or potential future acquisitions could adversely affect our business.

We recently acquired NetStreams, a pioneer in digital media networks based on Internet Protocol (TCP/IP).  The efficient and effective integration of this business into our organization is important to our growth.  Any acquisition involves numerous risks, including difficulties in integrating the operations, technologies and products of the acquired companies, the diversion of our management's attention from other business concerns, and the potential loss of key customers or employees of an acquired company. Failure to achieve the anticipated benefits of this and any future acquisitions or to successfully integrate the operations of any companies we acquire could also harm our business, results of operations and cash flows. Additionally, we cannot assure you that we will not incur material charges in future quarters to reflect additonal costs associated with acquisitions or any future acquisitions we may make.

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

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
ITEM 1A - RISK FACTORS

If we are unable to protect our intellectual property rights or have insufficient proprietary rights, our business would be materially impaired.

We currently rely primarily on a combination of trade secrets, copyrights, trademarks, patents, patents pending, and nondisclosure agreements to establish and protect our proprietary rights in our products. No assurances can be given that others will not independently develop similar technologies, or duplicate or design around aspects of our technology. In addition, we cannot assure that any patent or registered trademark owned by us will not be invalidated, circumvented or challenged, or that the rights granted thereunder will provide competitive advantages to us. Litigation may be necessary to enforce our intellectual property rights. We believe our products and other proprietary rights do not infringe upon any proprietary rights of third parties; however, we cannot assure that third parties will not assert infringement claims in the future. Our industry is characterized by vigorous protection of intellectual property rights. Such claims and the resulting litigation are expensive and could divert our attention, regardless of the merit of such claims. In the event of a successful claim, we might be required to license third-party technology or redesign our products, which may not be possible or economically feasible.

We currently hold only a limited number of patents. To the extent that we have patentable technology for which we have not filed patent applications, others may be able to use such technology or even gain priority over us by patenting such technology themselves. With respect to any patent application we have filed, we cannot assure that a patent will be awarded.

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

International sales represent a significant portion of our total product revenue. We anticipate that the portion of our total product revenue from international sales will continue to increase as we further enhance our focus on developing new products for new markets, establishing new distribution partners, strengthening our presence in emerging economies, and improving product localization with country-specific product documentation and marketing materials. Our international business is subject to the financial and operating risks of conducting business internationally, including the following:

●	unexpected changes in, or the imposition of, additional legislative or regulatory requirements;
●	unique or more onerous environmental regulations;
●	fluctuating exchange rates;
●	tariffs and other barriers;
●	difficulties in staffing and managing foreign sales operations;
●	import and export restrictions;
●	greater difficulties in accounts receivable collection and longer payment cycles;
●	potentially adverse tax consequences;
●	potential hostilities and changes in diplomatic and trade relationships; and
●	disruption in services due to natural disaster, economic or political difficulties, transportation, quarantines or other restrictions associated with infectious diseases.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
ITEM 1A - RISK FACTORS

We may not be able to hire and retain qualified key and highly-skilled technical employees, which could affect our ability to compete effectively and may cause our revenue and profitability to decline.

We depend on our ability to hire and retain qualified key and highly skilled employees to manage, research and develop, market, and service new and existing products. Competition for such key and highly-skilled employees is intense, and we may not be successful in attracting or retaining such personnel. To succeed, we must hire and retain employees who are highly skilled in the rapidly changing communications and Internet technologies. Individuals who have the skills and can perform the services we need to provide our products and services are in great demand. Because the competition for qualified employees in our industry is intense, hiring and retaining employees with the skills we need is both time-consuming and expensive. We may not be able to hire enough skilled employees or retain the employees we do hire. In addition, provisions of the Sarbanes-Oxley Act of 2002 and related rules of the SEC impose heightened personal liability on some of our key employees. The threat of such liability could make it more difficult to identify, hire and retain qualified key and highly-skilled employees. We have relied on our ability to grant stock options as a means of recruiting and retaining key employees. Recent accounting regulations requiring the expensing of stock options will impair our future ability to provide these incentives without incurring associated compensation costs. If we are unable to hire and retain employees with the skills we seek, our ability to sell our existing products, systems, or services or to develop new products, systems, or services could be hindered with a consequent adverse effect on our business, results of operations, financial position, or liquidity.

We rely on third-party technology and license agreements, the loss of any of which could negatively impact our business.

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

We grant credit to substantially all of our customers without requiring collateral. In times of economic uncertainty, the risks relating to the granting of such credit will typically increase.  Although we monitor and mitigate the risks associated with our credit policies, we cannot ensure that such mitigation will be effective. We have experienced losses due to customers failing to meet their obligations. Future losses could be significant and, if incurred, could harm our business and have a material adverse effect on our operating results and financial position.

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

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
ITEM 1A - RISK FACTORS

Risks Relating to Share Ownership

Our stock price fluctuates as a result of the conduct of our business and stock market fluctuations.

The market price of our common stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price of our common stock may be significantly affected by a variety of factors, including the following:

●	statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to the market in which we do business or relating to us specifically;
●	disparity between our reported results and the projections of analysts;
●	the shift in sales mix of products that we currently sell to a sales mix of lower-gross profit product offerings;
●	the level and mix of inventory levels held by our distributors;
●	the announcement of new products or product enhancements by us or our competitors;
●	technological innovations by us or our competitors;
●	success in meeting targeted availability dates for new or redesigned products;
●	the ability to profitably and efficiently manage our supplies of products and key components;
●	the ability to maintain profitable relationships with our customers;
●	the ability to maintain an appropriate cost structure;
●	quarterly variations in our results of operations;
●	general consumer confidence or general market conditions or market conditions specific to technology industries;
●	domestic and international economic conditions;
●	unexpected changes in regulatory requirements and tariffs;
●	our ability to report financial information in a timely manner; and
●	the markets in which our stock is traded.

Rights to acquire our common stock could result in dilution to other holders of our common stock.

As of December 31, 2009, we had outstanding options to acquire approximately 1.2 million shares of our common stock at a weighted average exercise price of $5.44 per share. An additional 753,000 shares remain available for grant under our 2007 Plan.  During the terms of these options, the holders thereof will have the opportunity to profit from an increase in the market price of the common stock.  The existence of these options may adversely affect the terms on which we can obtain additional financing, and the holders of these options can be expected to exercise such options at a time when we, in all likelihood, would be able to obtain additional capital by offering shares of our common stock on terms more favorable to us than those provided by the exercise of these options.

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

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
ITEM 1A - RISK FACTORS

Our common stock could be delisted, and, as a result, become more volatile and less liquid.

Our common stock is currently listed on the NASDAQ Capital Market.  On April 16, 2010, we received a letter from the NASDAQ Stock Market stating that the Company no longer complies with NASDAQ Marketplace Rule 5250(c)(1) as a result of delay in filing this transition report on Form 10-K for the period ended December 31, 2009.  Pursuant to the letter, we have 60 calendar days, or until June 15, 2010, to submit to NASDAQ a plan to regain compliance with the NASDAQ Listing Rules which must be accepted by NASDAQ. While we do not expect to be delisted, in the event of delisting by NASDAQ, our common shares might continue to trade on the “over-the-counter” (“OTC”) market although we can give no assurances this would be the case.  OTC transactions involve risks in addition to those associated with transactions on a stock exchange.  Many OTC stocks trade less frequently and in smaller volumes than stocks listed on an exchange.  Accordingly, OTC-traded shares are less liquid and are likely to be more volatile than exchange-traded stocks.

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

We occupy a 23,712 square-foot warehouse in Salt Lake City under the terms of an operating lease expiring in November 2013 which serves as our primary inventory fulfillment and repair center. We also occupy a warehouse measuring 6,500 square feet in Salt Lake City under the terms of an operating lease expiring in December 2011. We also lease approximately 3,700 square-feet in warehouse space in Hong Kong under the terms of two operating leases both expiring in February 2011 which support our partners and customers located in the Asia-Pacific region.

We also occupy a 15,370 square-foot facility in Austin, Texas under the terms of two operating leases expiring in September 2010, which serves as an additional facility to support our administrative, sales, marketing, customer support, and research and development activities.

We believe our current facilities are adequate to meet our needs for the foreseeable future and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3.  LEGAL PROCEEDINGS

See Note 9 – Commitments and Contingencies of the Notes to Consolidated Financial Statements (Part II, Item 8) for information regarding legal proceedings in which we are involved, which is incorporated in this Item 3 by reference.

ITEM 4.  RESERVED

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES

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

	Period ended December 31, 2009		Year ended June 30, 2009		Year ended June 30, 2008
	High	Low	High	Low	High	Low
First Quarter – July 1 to Sep 30	$2.93	$2.40	$5.00	$3.10	$7.25	$4.40
Second Quarter – Oct 1 to Dec 31	3.49	2.63	4.74	3.27	7.42	5.00
Third Quarter – Jan 1 to Mar 31			4.06	3.00	5.81	4.50
Fourth Quarter – April 1 to Jun 30			3.25	2.47	5.07	3.66

On May 4, 2010, the closing price for our common stock as reported on the Nasdaq Capital Market was $3.03.

Shareholders

As of May 4, 2010, there were 8,929,279 shares of our common stock issued and outstanding and held by approximately 480 shareholders of record. This number includes each broker dealer and clearing corporation, that hold shares for customers, as a single shareholder.

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

Securities Authorized for Issuance under Equity Compensation Plans

We currently have two equity compensation plans, our 1998 Stock Option Plan (the “1998 Plan”) and our 2007 Equity Incentive Plan (the “2007 Plan”).

Issuer Purchases of Equity Securities

See Note 10 – Shareholders’ Equity of the Notes to Consolidated Financial Statements (Part II, Item 8) for information regarding issuer purchases of equity shares. There were no issuer purchases of equity securities during the six months ended December 31, 2009.

ITEM 6.  SELECTED FINANCIAL DATA

Not Applicable.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes included in this report, as well as our other filings with the SEC. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions, as set forth under “Disclosure Regarding Forward-Looking Statements.” Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the following discussion and under the caption “Risk Factors” in Item 1A and elsewhere in this report. Unless otherwise indicated, all references to a year reflect our fiscal years ended on June 30 and references to “transition period” reflects the six-month period ended December 31, 2009.

OVERVIEW

During November 2009, we acquired NetStreams, Inc. for approximately $1.45 million in cash and assumption of $2 million in debt. NetStreams is a pioneer in digital media networks based on Internet Protocol (TCP/IP). NetStreams products, for commercial and residential use, combine audio/video content, meta-data and control signals into one stream for distribution over an IP network, incorporating industry standards while doing so. With the acquisition of NetStreams, Inc. we developed, manufactured, marketed, and serviced a comprehensive line of high-quality audio conferencing products. Since the acquisition of NetStreams, we added  networked media and control distribution products to ClearOne’s portfolio of products. Audio conferencing products range from personal conferencing products through tabletop conferencing phones to professionally installed audio systems. Our products are used by organizations of all sizes to accomplish effective group communication and collaboration. Our end-users range from some of the world’s largest and most prestigious companies and institutions to small and medium-sized businesses, educational institutions, and government organizations as well as individual consumers. We sell our products to these end-users primarily through a network of independent distributors who in turn sell our products to dealers, systems integrators, and value-added resellers. NetStreams' products are predominantly sold through the residential electronics channel, but they also share the customary audio and video commercial channel used to sell our audio conferencing products and media carts. We also sell products on a limited basis directly to dealers, systems integrators, value-added resellers, and end-users.

We believe the acquisition of NetStreams will enable ClearOne to enter new and large vertical markets such as digital signage and commercial sound distribution. The acquisition also brings intellectual property including several granted and pending patents related to NetStreams’ StreamNet® technology, which is used for streaming time-sensitive synchronous audio and video over a local area network (LAN). StreamNet provides AV practitioners the capability to achieve AV over IP solutions by removing the effect of network delays and packet losses. NetStreams’ products and technologies complement existing ClearOne products and provide a platform for future Audio and Video over IP solutions. ClearOne specializes in conferencing and collaboration technologies, while NetStreams is focused on multimedia and network technologies. The ClearOne and NetStreams products and technologies can stand alone or combine to provide more of an overall solution for customers.

We derive a major portion (approximately 67%) of our revenue from North America. Our share of revenue from foreign markets outside North America is increasing steadily over the years.

The conferencing products market is characterized by intense competition and rapidly evolving technology.  Our competitors vary within each product category. The professionally installed product side of our business continues to perform at a high level and the personal product side is growing. However we face significant competition in tabletop category due to pricing pressures and significant OEM partnerships that our competitors enjoy. The expected introduction of new products should improve our presence in the premium market in the future.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

The deep recession that affected the global economy continues to impact our financial condition. The worldwide budget tightening in technology spending impacted our industry and our business during the transition period. However, we are seeing encouraging signs of sustainable improvement. Except for the personal conferencing products all other product categories suffered a drop in the revenue during the transition period of six months ended December 31, 2009 when compared with six months ended December 31, 2008. Both gross profit and net income dropped significantly by $3.6 million and $1.8 million during the transition period when compared to six months ended December 31, 2008. The decrease in net income was primarily due to a decline in sales in professional conferencing products, which was partially offset by a reduction of tax expenses by $1.5 million. Please refer to detailed discussions that follow.

DISCUSSION OF OPERATIONS

SIX MONTHS ENDED DECEMBER 31, 2009 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2008

The following table sets forth certain items from our consolidated statements of operations for the six months ended December 31, 2009 and 2008, together with the percentage of total revenue which each such item represents.

	Six months ended
	December 31, 2009 Audited		December 31, 2008 Unaudited		Variance Favorable (Unfavorable)
	$ thousands	% of Revenue	$ thousands	% of Revenue	$ thousands	%
Revenue	$16,836	100.0%	$21,037	100.0%	$(4,201)	-20.0%
Cost of goods sold	7,276	43.2%	7,887	37.5%	611	7.7%
Gross profit	9,560	56.8%	13,150	62.5%	(3,590)	-27.3%
Sales and marketing	3,204	19.0%	3,911	18.6%	707	18.1%
Research and product development	3,493	20.7%	3,620	17.2%	127	3.5%
General and administrative	2,900	17.2%	2,328	11.1%	(572)	-24.6%
Operating income	(37)	-0.2%	3,291	15.6%	(3,328)	-101.1%
Interest income, net	41	0.2%	206	1.0%	(165)	-80.1%
Other expense, net	100	0.6%	(45)	-0.2%	145	-322.2%
Income before income taxes	104	0.6%	3,452	16.4%	(3,348)	-97.0%
(Provision) benefit for income taxes	320	1.9%	(1,183)	-5.6%	1,503	-127.0%
Net income	$424	2.5%	$2,269	10.8%	$(1,845)	-81.3%

Revenue

Our revenue was $16.8 million for the transition period compared to $21.0 million for the six months ended December 31, 2008 (“comparable period”). Revenue during the transition period decreased approximately $4.2 million, or 20% from the comparable period. The decrease in revenue in the transition period was primarily the result of declines in our professional, premium, tabletop, conferencing media carts and conferencing accessories products which collectively decreased approximately $5.0 million partially offset by a collective increase of approximately $0.8 million from our personal conferencing products. The revenue from professional products which contributed to more than 90% of the decline in revenues, declined by approximately 30% during the transition period from the comparable period. The share of revenue from professional products as a percentage of total revenue also declined from approximately 75% during the comparable period to about 65% in the transition period. Revenue from tabletop products declined approximately 11% during the transition period from the comparable period. However, the revenue from personal conferencing products increased approximately 70% during the transition period from the comparable period. With the improving outlook for the worldwide economy and especially for technology spending, we expect revenue from professional products to improve, while the competitive pressures in the tabletop category will continue to restrict improvement in that market. We continue to explore newer markets for personal conferencing products and our opportunities continue to be promising.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

The contribution of NetStreams products to total revenue during the transition period was immaterial as we were completing the acquisition and just beginning to integrate the NetStreams products into our existing sales channels, but we expect this to continue to improve as we implement our integration plans.

We evaluate, at each quarter-end, the inventory in the channel through information provided by certain of our distributors. The level of inventory in the channel will fluctuate up or down, each quarter, based upon our distributors’ individual operations. Accordingly, each quarter-end revenue deferral is calculated and recorded based upon the underlying channel inventory at quarter-end. During the transition period and the comparable period the change in deferred revenue based on the movement of inventory in the channel was a recognition of revenue of $2,000 and $476,000, respectively.

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

Our gross profit during the transition period was approximately $9.6 million compared to approximately $13.2 million in the comparable period. Gross profit margins (“GPM”), gross profit as a percentage of sales, were 56.8% and 62.5% in the transition period and the comparable period, respectively. The gross profit decline was mostly due to the significant decline in revenues from professional products. GPM also declined due to a reduced mix of high margin professional products during the transition period as against the comparable period.

Despite the steep reduction in revenue and gross margin from professional conferencing products, they continue to be the major contributor to the gross margin. Our profitability in the near-term continues to depend heavily on our ability to increase revenue from professional conferencing products. We hold significant amounts of long-term inventory and if we are unable to sell our long-term inventory in the near-term, profitability might be affected by inventory write-offs and price mark-downs.

Operating Expenses and Profits (Losses)

Operating profits (losses), or income from operations, is the surplus after operating expenses are deducted from gross profits. Operating expenses include sales & marketing (“S&M”) expenses, research and development (“R&D”) expenses and general and administrative (“G&A”) expenses. Total operating expenses were approximately $9.6 million in the transition period compared to approximately $9.9 million during the comparable period. Following is a more detailed discussion of expenses related to sales and marketing, research and product development, general and administrative, and other items.

Sales and Marketing . S&M expenses include selling, customer service, and marketing expenses such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses. Total S&M expenses were approximately $3.2 million in the transition period compared with approximately $3.9 million in the comparable period. As a percentage of revenue, S&M expenses were 19% in the transition period compared with 18.6% in the comparable period. The reduction in S&M expenses during the transition period were approximately $707,000 or 18% lesser than the comparable period as a result of reduction in marketing related expense.

Research and Development . R&D expenses include research and development, product line management, engineering services, and test and application expenses, including employee-related costs, outside services, expensed materials, depreciation, and an allocation of overhead expenses. Total R&D expenses were approximately $3.5 million in the transition period compared to approximately $3.6 million during the comparable period. As a percentage of revenue, R&D expenses were 20.7% in the transition period compared to 17.2% in the comparable period. R&D outlay did not change materially during the transition period when compared to the comparable period.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

General and Administrative . G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs and corporate administrative costs, including finance and human resources. Total G&A expenses were approximately $2.9 million in the transition period compared with approximately $2.3 million in the comparable period. As a percentage of revenue, G&A expenses were 17.2% in the transition period and 11.1% in the comparable period. G&A expenses increased during the transition period primarily as a result of increase in legal and audit expenses by approximately $800,000, which included legal and due diligence expenses during the acquisition of NetStreams. We will continue to incur legal expenses as we defend ourselves from indemnification claims, protect our intellectual property and attempt to collect judgments entered in our favor. Any unfavorable outcomes from these legal matters could adversely affect our profitability and financial position.

(Provision for) Benefit from income taxes

The tax benefit of approximately $320,000 during the transition period was primarily the result of an increase in the current year federal research and development credit and the true-up of federal research and development credits and state tax expense from the prior year’s tax return.  This compared to a tax expense of $1.2 million during the comparable period. The tax expense for the comparable period was primarily the result of tax on current period income, an increase in unrecognized tax benefits, offset by a benefit from an increase of the current year federal research and development credit.

FISCAL YEAR ENDED JUNE 30, 2009 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2008

The following table sets forth certain items from our consolidated statements of operations for the fiscal years ended June 30, 2009 and 2008, together with the percentage of total revenue which each such item represents.

	Year ended June 30, 2009		Year ended June 30, 2008		2009 vs. 2008 Favorable (Unfavorable)
	$ thousands	% of Revenue	$ thousands	% of Revenue	$ thousands	%
Revenue	$35,700	100.0%	$38,758	100.0%	$(3,058)	-7.9%
Cost of goods sold	15,323	42.9%	16,204	41.8%	881	5.4%
Gross profit	20,377	57.1%	22,554	58.2%	(2,177)	-9.7%
Operating expenses (benefit):
Sales and marketing	7,529	21.1%	6,673	17.2%	(856)	-12.8%
Research and product development	7,541	21.1%	7,070	18.2%	(471)	-6.7%
General and administrative	3,631	10.2%	7,669	19.8%	4,038	52.7%
Insurance settlement proceeds	(1,100)	-3.1%	—	0.0%	1,100	*
Total operating expenses	17,601	49.3%	21,412	55.2%	3,811	17.8%
Operating income	2,776	7.8%	1,142	2.9%	1,634	143.1%
Other income, net	446	1.2%	1,005	2.6%	(559)	-55.6%
Income from continuing operations before income taxes	3,222	9.0%	2,147	5.5%	1,075	50.1%
Benefit from (provision for) income taxes	(995)	-2.8%	3,096	8.0%	(4,091)	-132.1%
Income from continuing operations	$2,227	6.2%	5,243	13.5%	$(3,016)	-57.5%

_______________
* Not Meaningful

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

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

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

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

Sales and Marketing. S&M expenses include selling, customer service, and marketing expenses such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses. Total S&M expenses were approximately $7.5 million in 2009 compared with approximately $6.7 million in 2008. As a percentage of revenue, S&M expenses were 21.1% in 2009 compared with 17.2% in 2008. S&M expenses during 2009 were approximately $900,000 or 13% higher than 2008, primarily as a result of higher labor and related expenses and higher marketing related expense.

Research and Development. R&D expenses include research and development, product line management, engineering services, and test and application expenses, including employee-related costs, outside services, expensed materials, depreciation, and an allocation of overhead expenses. Total R&D expenses were approximately $7.5 million in 2009 compared to approximately $7.1 million in 2008. As a percentage of revenue, R&D expenses were 21.1% in 2009 compared to 18.2% in 2008. R&D expenses during 2009 increased approximately $500,000 from 2008, primarily as a result of higher labor and related expenses as well as increased research and development project related expenses.

General and Administrative. G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs and corporate administrative costs, including finance and human resources. Total G&A expenses were approximately $3.6 million in 2009 compared with approximately $7.7 million in 2008. As a percentage of revenue, G&A expenses were 10.2% in 2009 and 19.8% in 2008. G&A expenses were lower in 2009 when compared to 2008 primarily as a result of reduction in legal expenses by approximately $3.7 million, which included reversal of $1.1million of a contingent liability associated with the indemnification agreements with two former officers and payment of $200,000 in fiscal year 2008 to Edward D. Bagley, our former director and Chairman, upon his resignation and in consideration for his service as a director of the Company since 1994. The above reductions were partially offset by an increase in the allowance for bad debts by $16,000. We will continue to incur legal expenses as we defend ourselves from indemnification claims, protect our intellectual property and attempt to collect judgments entered in our favor. Any unfavorable outcomes from these legal matters could adversely affect our profitability and financial position.

Insurance Settlement Proceeds. We recognized income of $1.1 million received from our insurance company in settlement of a dispute over insurance coverage under directors and officers’ liability insurance policies in 2009. (See section titled "Insurance Coverage Action" under Note 8 - Commitments and Contingencies to our Consolidated Financial Statements of our Form 10-K for the year ended June 30, 2009).

Other operating income, net. Other income, net, includes our interest income, interest expense, capital gains, gain (loss) on the disposal of assets, and currency gain (loss). Other income was approximately $446,000 in 2009 compared to approximately $1.0 million in 2008. The $559,000 decrease in 2009 from 2008 was primarily the result of lower interest income associated with lower interest rates on our investments and lower cash and marketable securities balances as we used approximately $6.77 million of our cash during 2009 to repurchase our common stock.  The decreases were partially offset by the recognition of approximately $200,000 in additional interest income related to insurance settlement proceeds.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

(Provision for) Benefit from income taxes. Our provision for income taxes from continuing operations was ($995,000) in 2009 compared to a benefit of $3.1 million in 2008. The ($995,000) provision in 2009 was primarily the result of tax on current year income; the true-up of certain tax attribute carryovers related to federal and state research and development credits and federal alternative minimum tax credits from the prior year’s tax returns; and the recording of a valuation allowance against capital and unrealized loss carryovers, certain state net operating loss (“NOL”) carryovers and state research and development credits.  The true-up of these tax attribute carryovers resulted in a relatively low 30.8% effective income tax rate on 2009 income from continuing operations.  The valuation allowance was established, in accordance with FASB ASC Topic 740,  Income Taxes, because it was not considered more likely than not that certain deferred tax assets related to capital and unrealized loss carryovers, certain state NOL carryovers and state research and development credits would be realized.  As a result of our analysis, and in accordance with generally accepted accounting principles, a valuation allowance of $928,000 was recorded against certain deferred tax assets.

The $3.1 million benefit in 2008 was primarily the result of reversal of our valuation allowance during the fiscal fourth quarter that we had recorded against our deferred tax assets.  Given our past history of losses from continuing operations, prior to fiscal 2007, a valuation allowance was recorded against all of our deferred tax assets. The valuation allowance was initially established, in accordance with ASC topic 740 because it was not considered more likely than not that the deferred tax assets would be realized. However, as a result of our analysis and in accordance with generally accepted accounting principles, the previously established valuation allowance related primarily to deferred revenue, inventory reserves, and accrued liabilities of approximately $4.7 million was reversed. Our income taxes were negatively impacted in 2008 by our adoption of the guidelines contained in ASC Topic 740 related to accounting for uncertain tax positions, in addition to our recognition of tax on the undistributed earnings of our foreign subsidiaries which together added approximately $541,000 to our 2008 income tax expense.

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

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

As of December 31, 2009, our cash and cash equivalents were approximately $9.5 million compared to $9.8 million and $3.3 million as of June 30, 2009 and June 30, 2008 respectively. We didn’t have any marketable securities as of December 31, 2009, while we held marketable securities of approximately $2.1 million and $17.1 million as of June 30, 2009 and June 30, 2008 respectively. Our working capital was $16.4 million, $17.7 million and $17.9 million as of December 31, 2009, June 30, 2009 and June 30, 2008 respectively.

Net cash flows used in operating activities were approximately $136,000 during the transition period compared to net cash flows used in operating activities of approximately $2.2 million in comparable period. During the transition period net cash flows used in  operating activities was $136,000 primarily as a result of increase in accounts receivable by $1.5 million, decrease in accounts payable by $2.6 million and reduction in accrued liabilities by $1.2 million, partially offset by a reduction in inventories by $4.3 million. During the comparable period, net cash flows used in  operating activities was $2.2 million primarily due to increase in inventories of $5.3 million and a decrease in accounts receivable of $0.7 million, partially offset by net income of $2.3 million and realization of a bond posted for litigation of $0.9 million.

Net cash flows used in operating activities were approximately $1.9 million in 2009 compared to net cash flows provided by operating activities of approximately $3.5 million in 2008. During 2009 net cash flows from operating activities decreased by approximately $5.4 million primarily as a result of an increase in inventories by $8.9 million, a decrease in net income by $3.0 million, a change in accrued liabilities by $3.0 million, and a decrease in our deferred revenue accrual by $1.8 million, partially offset by a $5.1 million change in deferred taxes, a $2.2 million increase in inventory write-offs, and a $4.2 million increase in changes in other operating assets and liabilities.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

Net cash flows used in investing activities were $172,000 during the transition period compared to net cash flows provided by investing activities of $6.8 million during the comparable period. The increase in cash flows from investing activities of $7.0 million was primarily due to a change in cash flows due to marketable securities of $9.0 million offset by cash outflows due to acquisition of NetStreams, Inc. of $1.6 million and increased purchase of property and equipment of $0.1 million. During the transition period, we acquired NetStreams, Inc. for $1.45 million cash consideration and assumed all assets and liabilities, including $2 million in debt. Please refer to Note 3 - Business Combinations, Goodwill and Intangible Assets in the Notes to Consolidated Financial Statements.

Net cash flows provided by investing activities were $15.0 million in 2009 compared to $700,000 in 2008. The $14.3 million increase in net cash provided by investing activities during 2009 was primarily a result of a $14.6 million increase in the sale of marketable securities, net of purchases of marketable securities in 2008, partially offset by purchases of property and equipment.

There were no cash flows associated with financing activities during the transition period, while cash flows used in repurchasing of common stock were $6.8 million during the comparable period.

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

In 2009 we paid approximately $1.6 million in income taxes.  Additionally, in 2008 we paid approximately $1.7 million in income taxes and reduced our July 1, 2007 balance of retained earnings by $295,000 upon adoption of guidelines issued under Financial Accounting Standard Board’s  (FASB) Accounting Standards Codification (ASC) Topic 740, Income Taxes addressing the requirements for accounting for tax benefits arising out of uncertain tax positions.

We believe that future income from operations and effective management of working capital will provide the liquidity needed to meet our short-term and long-term operating requirements and finance our growth plans. We also believe that our strong financial position and solid business model would help us raise additional capital when needed to meet our short and long-term financing needs. In addition to capital expenditures, we may use cash during the near future for selective infusions of technological, marketing or product manufacturing rights to broaden our product offerings; and acquisitions that may strategically fit our business and are accretive to performance.

At December 31, 2009, we had open purchase orders related to our contract manufacturers and other contractual obligations of approximately $2.8 million, primarily related to inventory purchases.

As of December 31, 2009, we had inventories totaling $12.6 million out of which non-current inventory accounted for $6.4 million. We have started liquidating inventories as evidenced by the reduction in total inventories (including non-current inventory) of $3.0 million from $15.6 million as of June 30, 2009.  As our business prospects continue to improve, we expect to continue to liquidate our inventories and convert them into cash.

Off-Balance Sheet Arrangements

We have no off-balance-sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, results of operations or liquidity.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

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

Revenue from product sales to distributors is not recognized until the return privilege has expired or it can be determined with reasonable certainty that the return privilege has expired, which approximates when product is sold-through to customers of our distributors (dealers, system integrators, value-added resellers, and end-users) rather than when the product is initially shipped to a distributor. We evaluate, at each quarter-end, the inventory in the channel through information provided by our distributors. The level of inventory in the channel will fluctuate up or down, each quarter, based upon our distributors’ individual operations. Accordingly, each quarter-end deferral of revenue and associated cost of goods sold are calculated and recorded based upon the actual channel inventory reported at quarter-end. Further, with respect to distributors and other channel partners not reporting the channel inventory, the revenue and associated cost of goods sold are deferred until we receive payment for the product sales made to such distributors or channel partners.

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

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

The amounts of deferred cost of goods sold were included in consigned inventory. The following table details the amount of deferred revenue, cost of goods sold, and gross profit:

	As of December 31, 2009	As of June 30, 2009	As of June 30, 2008
Deferred Revenue	$4,707	$4,709	$5,795
Deferred Cost of Goods Sold	1,846	1,843	2,047
Deferred Gross Profit	$2,861	$2,866	$3,748

 We offer rebates and market development funds to certain of our distributors, dealers/resellers, and end-users based upon volume of product purchased by them. We record rebates as a reduction of revenue in accordance with GAAP.

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

Impairment of Goodwill and Intangible Assets

We allocated the purchase price for the acquisition of NetStreams, Inc. on the basis of well established valuation techniques performed by qualified experts. Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We intend to perform impairment tests goodwill and intangible assets with indefinite useful life, on an annual basis in the fourth fiscal quarter, or sooner if a triggering event occurs suggesting possible impairment of the values of these assets. As of December 31, 2009, $669,000 and $400,000 have been recorded as goodwill and intangible assets with indefinite useful life, respectively. In response to changes in industry, technology and competitive circumstances we might be required to exit or dispose of the business acquired through the NetStreams, Inc. acquisition, which could result in an impairment of goodwill and intangible assets.

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

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

To the extent we establish a valuation allowance in a period we must include and expense the allowance within the tax provision in the consolidated statement of operations. In accordance with ASC Topic 740, Accounting for Income Taxes, we analyzed our valuation allowance at June 30, 2009 and determined that based upon available evidence it is more likely than not that certain of our deferred tax assets related to capital and unrealized loss carryovers, certain state net operating loss carryovers and state research and development credits will not be realized and as such we have recorded a valuation allowance against these deferred tax assets in the amount of $928,000. The recording of a portion of this valuation allowance resulted in an increase in our income tax expense for the year ended June 30, 2009 of $83,000.  For the six months ended December 31, 2009 we continued to maintain a valuation allowance on our capital loss carryovers and state research and development credits.  During the current period we withdrew from certain states where we had net operating loss carryovers. Our valuation allowance at December 31, 2009 is $880,000, resulting in a decrease in our tax benefit of $48,000 during the six months ended December 31, 2009. Please refer to Note 14 - Income Taxes in the Notes to Consolidated Financial Statements for additional information.

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

Share-Based Payment

Prior to June 30, 2005 and as permitted under the then existing FASB guidelines under SFAS No. 123, “Accounting for Stock-Based Compensation,” we accounted for our share-based payments following the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as interpreted. Accordingly, no share-based compensation expense had been reflected in our statements of operations for unmodified option grants since (1) the exercise price equaled the market value of the underlying common stock on the grant date and (2) the related number of shares to be granted upon exercise of the stock option was fixed on the grant date.

In December 2004, the FASB issued guidelines now contained under FASB ASC Topic 718, Compensation – Stock Compensation. ASC Topic 718 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Primarily, this Topic focuses on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

Under ASC Topic 718, we measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the awards – the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Therefore, if an employee does not ultimately render the requisite service, the costs associated with the unvested options will not be recognized cumulatively.

Effective July 1, 2005, we adopted the guidelines contained in ASC Topic 718 and its fair value recognition provisions using the modified prospective transition method. Under this transition method, stock-based compensation cost recognized after July 1, 2005 includes the straight-line basis compensation cost for (a) all share-based payments granted prior to July 1, 2005, but not yet vested, based on the grant date fair values used for the pro-forma disclosures under the original SFAS No. 123 and (b) all share-based payments granted or modified on or after July 1, 2005, in accordance with the provisions of ASC Topic 718.

Under ASC Topic 718, we recognize compensation cost net of an anticipated forfeiture rate and recognize the associated compensation cost for those awards expected to vest on a straight-line basis over the requisite service period. We use judgment in determining the fair value of the share-based payments on the date of grant using an option-pricing model with assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the risk-free interest rate of the awards, the expected life of the awards, the expected volatility over the term of the awards, the expected dividends of the awards, and an estimate of the amount of awards that are expected to be forfeited. If assumptions change in the application of ASC Topic 718 and its fair value recognition provisions in future periods, the stock-based compensation cost ultimately recorded under the guidelines of ASC Topic 718 may differ significantly from what was recorded in the current period.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2009, FASB completed the codification of nongovernmental GAAP and issued Accounting Standards Codification (“ASC”).  ASC supersedes existing pronouncements of FASB, Emerging Issues Task Force, American Institute of Certified Public Accountants and related accounting literature. Pursuant to this Codification, ASC remains the only official and authoritative source of GAAP and all other hierarchies of accounting literature is now considered non-authoritative. The Codification also includes relevant SEC pronouncements on accounting organized under the same topics under which the rest of the accounting topics are codified. ASC is effective for interim and annual periods ending after September 15, 2009.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

Not Applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this Form 10-KT beginning on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES

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

As required by Rule 13a-15 under the Exchange Act, we have completed an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Principal Financial Officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of December 31, 2009. Based upon this evaluation our Chief Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures are effective at a reasonable assurance level.

We note that after December 31, 2009, we determined we would not be in a position to complete this Form 10-KT for the six-month transition period ended December 31, 2009 and file it within the required time period, given the acquisition of NetStreams completed in November 2009 and the amount of resources and time necessary to gather and process the required financial information.  For this reason, since December 31, 2009, we have determined our disclosure controls and procedures are not effective.

There has been no change in our internal controls and procedures over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls and procedures over financial reporting, during the transition period ended December 31, 2009, and there were no significant deficiencies or material weaknesses.

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

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of this transition report on Form 10-KT for the six months ended December 31, 2009, our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  We have concluded that the design and operation of our internal control over financial reporting are effective as of December 31, 2009.  There were no significant changes in our internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Commission that permit us to provide only management's report in this annual report.

ITEM 9B.  OTHER INFORMATION

None.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table set forth certain information regarding our directors and executive officers.

Name	Age	Position	Director or Officer since
Zeynep “Zee” Hakimoglu	56	Chairman of the Board of Directors, Chief Executive Officer, and President	See Note 1 below
Brad R. Baldwin	54	Director and Member of the Audit, Compensation and Nominating Committees	October 1988
Larry R. Hendricks	67	Director and Member of the Audit, Compensation and Nominating Committees	June 2003
Scott M. Huntsman	44	Director and Member of the Audit, Compensation and Nominating Committees	June 2003
E. Bryan Bagley	46	Director	November 2009
Narsi Narayanan	39	Vice President of Finance and Corporate Secretary	July 2009
Tracy A. Bathurst	45	Chief Technology Officer	August 2007
Michael E. Braithwaite	42	Senior Vice President of Technology	November 2009
_______________________
(1)      Has been an Officer since July 2004. Became a Director in April 2006 and was appointed Chairman of the Board in July 2007.

Zee Hakimoglu has served as a director of our company since April 2006. Ms. Hakimoglu joined our company in December 2003 with more than 15 years of executive and senior-level, high-tech management experience and was appointed as President and Chief Executive Officer in July 2004 and Chairman of the Board in July 2007. She served in a variety of executive business development, product marketing, and engineering roles including Vice President of Product Line Management for ClearOne from December 2003 to July 2004; Vice President of Product Line Management for Oplink Communications, a publicly traded developer of fiber optic subsystems and components from December 2001 to December 2002; President of OZ Optics USA, a manufacturer of fiber optic test equipment and components from August 2000 to November 2001; and various management positions including Vice President of Wireless Engineering and Vice President of Wireless Business Unit for Aydin Corp., a telecommunications equipment company, formerly traded on the New York Stock Exchange from May 1982 until it was acquired in September 1996. She also was Vice President of Business Development for Kaifa Technology from October 1998 to August 2000 and was instrumental in its acquisition by E-Tek Dynamics, then again acquired by JDS Uniphase. Through these acquisitions, she held the role of Deputy General Manager of the Kaifa business unit. Ms. Hakimoglu earned a Bachelor of Science Degree in Physics from California State College, Sonoma, and a Master’s Degree in Physics from Drexel University. In light of Ms. Hakimoglu's rich experience in the high-tech industry and her unique and extensive understanding of ClearOne's business, our Board has concluded that Ms. Hakimoglu should continue to serve as a director.

Brad R. Baldwin has served as a director of our company since October 1988. Mr. Baldwin is an attorney licensed to practice in Utah. Since April 2009, Mr. Baldwin has served as general counsel to the Wasatch Front Regional Multiple Listing Service.  The WFRMLS currently assists over 12,000 broker, agents and appraisers with their MLS needs and services.  From April 2001 to April 2009, he served as an attorney and investment real estate specialist with the commercial real estate business with Commerce CRG in Salt Lake City, Utah. From 1988 to 2000, he served as legal counsel and president of Bank One, Utah. He also practiced business, corporate and real estate law for ten years in Salt Lake City.  He has a degree in finance from the University of Utah and a law degree from the University of Washington.  He has served on the board of many community organizations, including the Salt Lake Area Chamber of Commerce, the Utah Bankers Association, and the Economic Development Corporation of Utah. In light of Mr. Baldwin's legal background and unique understanding of our business due to his long service on our Board, the Board has concluded that Mr. Baldwin should contine to serve as a director.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES

Larry R. Hendricks has served as a director of our company since June 2003. Mr. Hendricks is a Certified Public Accountant who retired in December 2002 after serving as Vice President of Finance and General Manager of Daily Foods, Inc., a national meat processing company. During his 30-year career in accounting, he served as a self-employed CPA and worked for the international accounting firm Peat Marwick & Mitchell. Mr. Hendricks has served on the boards of eight other organizations, including Tunex International, Habitat for Humanity, Daily Foods, and Skin Care International. He earned a Bachelor’s Degree in Accounting from Utah State University and a Master of Business Administration Degree from the University of Utah.  In light of Mr. Hendricks' background in finance and accounting and his deep understanding of our business after his service on our Board, the Board has concluded that Mr. Hendricks should continue to serve as a director.

Scott M. Huntsman has served as a director of our company since June 2003. Mr. Huntsman has served as President of GlobalSim, a technology and simulation company, since February 2003 and Chief Financial Officer from April 2002 to February 2003. Prior to GlobalSim, he spent 11 years on Wall Street   as an investment banker, where he focused on mergers, acquisitions, and corporate finance transactions. From August 1996 to 2000, Mr. Huntsman served at Donaldson, Lufkin and Jenrette Securities Corporation until their merger with Credit Suisse First Boston where he served until October 2001. Mr. Huntsman earned a Bachelor’s Degree from Columbia University and a Master of Business Administration Degree from The Wharton School at the University of Pennsylvania. He also studied at the London School of Economics as a Kohn Fellowship recipient.  In light of Mr. Huntsman's background in finance and particularly in the area of mergers, acquisitions and corporate finance and in view of his experience as a leader of a technology company, the Board has concluded that Mr. Huntsman should continue to serve as a director.

E. Bryan Bagley has served as a director of our company since November 2009 and was a director of Nevada Chemicals from June 2000 until the company was sold in September 2008 and served as Chairman of the Board from December 2001 until September 2008.  Since November 2002, Mr. Bagley has been a private investor managing accounts on his own behalf. From December 1991 to November 2002, Mr. Bagley served as a market maker for Wilson-Davis & Company.  Prior to that position, he served as a trader for Covey & Co. and Bagley Securities.  Mr. Bagley graduated from the University of Utah in 1987 with a Bachelor of Science degree in Economics.  Mr. Bryan Bagley is the son of Edward D. Bagley, our former Chairman of the Board and currently a consultant to our company.  Mr. Edward D. Bagley beneficially owns 22.3% of our issued and outstanding common stock. In light of Mr. Bagley's prior experience as the Chairman of a public company and the benefit that may accrue to our company from his leadership experience, the Board has concluded that Mr. Bagley should continue to serve as a director.

Narsi Narayanan has served as our Vice President of Finance since July 2009 and has over 15 years of professional experience in the areas of accounting, finance and taxes. Prior to joining our company, he managed the SEC reporting, US GAAP accounting research, SOX compliance and other financial reporting functions from August 2007 through February 2009 at Solo Cup Company, a publicly reporting international consumer products company. Prior to that, Mr. Narayanan managed the accounting and finance functions including SEC Reporting, SOX compliance and US GAAP accounting research from June 2004 through August 2007 at eCollege.com, a leading technology company serving private educational institutions which was also a publicly reporting company before being acquired by Pearson Education group. In addition to being a Chartered Accountant, Mr. Narayanan has extensive experience working in public accounting and in various senior finance positions in India with large public companies. He is a Certified Public Accountant with graduate degrees in accounting (M. Acc.) and business (MBA-Finance).

Tracy A. Bathurst joined our company in September 1988 and has held several positions with us until he was named Chief Technology Officer in August 2007.  He most recently served as our Vice President of Product Line Management and has nearly 20 years experience in defining and developing communications-related products and technology. Mr. Bathurst has led the design and development of our high performance audio and telecommunications equipment. He earned a Bachelor of Science degree in Industrial Technology from Southern Utah University.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES

Michael Braithwaite joined us in November 2009 through the acquisition of NetStreams, Inc. where he was the CTO and co-founder since 2004 and has lead a distinguished twenty-year career as a visionary, disruptive innovator, and proven leader in the professional audio and consumer electronics industries. He has authored more than twenty U.S. and International patents. Before NetStreams, Michael was a product and market manager for Crestron Electronics where he worked on highly successful audio and video distribution products. He currently serves as a Chairman on the Consumer Electronics Association's R10 working group technical committees and is a very active member in technology standard efforts.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership on Form 3 and reports of changes of ownership of our equity securities on Forms 4 and 5. Officers, directors, and greater than 10% shareholders are required to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of the reports and amendments to reports furnished to us during the transition period ended December 31, 2009, and written representations that no other reports were required, we believe that each person who, at any time during such transition period was a director, officer, or beneficial owner of more than 10% of our common stock, complied with all Section 16(a) filing requirements during such transition period.

Code of Ethics

The Board of Directors adopted a code of ethics that applies to our Board of Directors, executive officers, and employees. The Company’s Code of Ethics is posted on our website at www.clearone.com .

Nomination Procedures

No changes have been made to the procedures by which our shareholders may recommend nominees to our Board of Directors.

Audit Committee

The Company has a separate Audit Committee and its members are Scott M. Huntsman (Chairman), Brad R. Baldwin, and Larry R. Hendricks. The Board of Directors has determined that Scott M. Huntsman is an “audit committee financial expert” and is independent in accordance with applicable rules and regulations of NASDAQ and the SEC.

ITEM 11.  EXECUTIVE COMPENSATION

The following tables set forth for the periods indicated the compensation paid or earned by each named executive officer for the transition period ended December 31, 2009 and fiscal years ending June 30, 2009 and June 30, 2008.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES

SUMMARY COMPENSATION TABLE FOR EXECUTIVE OFFICERS

Name and Principal Position	Salary	Option Awards (1)	Non-Equity Incentive Plan Compensation (2)	All Other Compensation (3)	Total
Zee Hakimoglu - Chairman of the Board, Chief Executive Officer and President
Six months ended December 31, 2009	$110,000	$—	$—	$—	110,000
Year ended June 30, 2009	215,157	87,000	44,485	8,390	355,032
Year ended June 30, 2008	200,000	555,000	—	7,267	762,267
Tracy A. Bathurst - Chief Strategy Officer
Six months ended December 31, 2009	72,500	—	12,732	—	85,232
Year ended June 30, 2009	142,123	43,500	34,736	3,867	224,226
Year ended June 30, 2008	139,664	92,500	41,155	4,442	277,761
Narsi Narayanan (4) – Vice President of Finance and Corporate Secretary
Six months ended December 31, 2009	45,833	36,300	12,029	—	94,162
Michael Braithwaite (7) – Senior Vice President of Technology
Six months ended December 31, 2009	25,000	31,800	—	—	56,800
Joseph P. Sorrentino (6) – Former Vice President of Worldwide Sales
Six months ended December 31, 2009	79,110	—	5,438	—	84,548
Year ended June 30, 2009	46,250	60,500	—	40,000	146,750
Greg A. LeClaire (5) – Former Chief Financial Officer and Corporate Secretary
Year ended June 30, 2009	133,227	43,500	30,008	12,169	218,904
Year ended June 30, 2008	149,615	185,000	49,311	6,744	390,670

________________
(1)	The amounts in the “Option Awards” column reflect the aggregate grant date fair value of awards of stock options granted pursuant to our long-term incentive plans during the periods reported above computed in accordance with FASB ASC Topic 718, Compensation - Stock compensation. The assumptions made in the valuation of our option awards is disclosed in Note 11 - Share Based Payments in our Notes to Consolidated Financial Statements contained in this transition annual report on Form 10-KT.
(2)	Non-Equity Incentive Plan Compensation is based upon the achievement of pre-determined quarterly goals, namely, quantitative financial goals comprising of revenue, gross margin and operating income, and non-quantitative performance goals. While quantitative financial goals are similar for all the executive officers, non-quantitative goals vary for each officer. Examples of non-quantitative goals include introduction of a new product, identification of a new distribution opportunity, implementing internal controls, and improving product quality. The Chief Executive Officer recommends to the Compensation Committee the compensation for achievement or partial achievement of any such predetermined goal. Compensation under the non-equity incentive plan is calculated by assigning 70% weight to quantitative financial goals (with revenue, gross margin and operating income having equal share) and 30% to non-quantitative goals. Of the amounts included above, Ms. Hakimoglu’s compensation for year ended June 30, 2009 included $15,385 for achieving financial goals and $29,100 for achieving non-quantitative goals. Mr. LeClaire’s compensation for year ended June 30, 2009 included $6,119 for achieving financial goals and $23,889 for achieving non-quantitative goals. Mr. Bathurst’s compensation for six months included December 31, 2009 included $12,732 for achieving non-quantitative goals and during the year ended June 30, 2009, $5,915 for achieving financial goals and $28,821 for achieving non-quantitative goals. Mr. Sorrentino's compensation for the year ended June 30, 2009 included $5,438 towards achieving non-quantitative goals. Mr. Narayanan's compesation for the six months ended December 31, 2009 includes $12,732 towards achieving non-quantitative goals.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES

(3)	The amounts in the “All Other Compensation” column reflect the value of our 401(k) and Employee Stock Purchase Plan, or ESPP, matching contributions; paid time off, sign-on bonus and severance payments as follows. Ms. Hakimoglu received the following: 401(k) matching contribution of $6,009 during 2009 and $5,055 during 2008; and ESPP matching contribution of $2,381 during 2009 and $2,212 during 2008. Mr. LeClaire received the following: 401(k) matching contribution of $3,666 during 2009 and $5,096 during 2008; ESPP matching contribution of $1,517 during 2009 and $1,648 during 2008; and time off payout of $6,986 during 2009. Mr. Bathurst received the following: 401(k) matching contribution of $3,867 during 2009 and $4,442 during 2008. Mr. Fletcher received the following: time off payout of $4,784 and severance of $7,778 during 2009. Mr. Sorrentino received $40,000 towards sign-on bonus.
(4)	Mr. Narayanan joined our company as our Vice President of Finance during July 2009.
(5)	Mr. LeClaire left our company during May 2009.
(6)	Mr. Sorrentino joined our company during April 2009 and left our company during December 2009.
(7)	Mr. Braithwaite joined our company during November 2009.

Outstanding Equity Awards

The following table provides information on the holdings of stock options by the named executive officers as of December 31, 2009.  None of the officers listed exercised any stock options during the transition period ended December 31, 2009 and fiscal year ended June 30, 2009.

Name	Number of Securities Underlying Options Exercisable	Number of Securities Underlying Options Unexercisable (1)	Option Exericse Price	Option Grant Date	Option Expiration Date
Zee Hakimoglu	50,000	—	$6.40	03/24/2004	03/24/2014
	100,000	—	5.55	07/26/2004	07/26/2014
	150,000	—	3.65	09/18/2006	09/18/2016
	116,666	33,334	6.15	08/14/2007	08/14/2017
	18,055	31,945	4.03	11/14/2008	11/14/2018
Tracy A. Bathurst	50,000	—	15.25	05/17/2000	05/17/2010
	5,000	—	6.5	04/12/2004	04/12/2014
	20,000	—	4.00	01/27/2005	01/27/2015
	25,000	—	3.65	09/18/2006	09/18/2016
	19,444	5,556	6.15	08/14/2007	08/14/2017
	9,027	15,973	4.03	11/14/2008	11/14/2018
Narsi Narayanan	—	30,000	2.78	08/27/2009	08/27/2019
Michael Braithwaite	—	30,000	2.65	11/30/2009	11/30/2019

___________
(1) Unvested options vest monthly over a three year period beginning on the date of grant

Potential Payments Upon Termination or Change in Control

Employment Agreements. As of the end of our transition period ended December 31, 2009, none of our named executive officers were party to an employment or severance agreement with us, and each named executive officer’s employment was on an “at-will” basis, permitting either us or the executive to terminate his or her employment for any reason or for no reason.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES

Accelerated Stock Option Vesting Upon a Change in Control. For certain option grants to executive officers and directors, in the event of a change in control, then all of such optionee’s unvested stock options will vest and become exercisable immediately prior to the event or closing of the transaction causing the change in control.

Under the option grants a "Change in Control" means a change in ownership or control of the Company effected through either of the following transactions: (i) the acquisition, directly or indirectly, by any person or related group of persons (other than the Company or a person that directly or indirectly controls, is controlled by, or is under common control with, the Company), of beneficial ownership (within the meaning of Rule 13d-3 of the 1934 Act) of securities possessing more than fifty percent (50%) of the total combined voting power of the Company's outstanding securities pursuant to a tender or exchange offer made directly to the Company's stockholders, which the Board does not recommend such stockholders to accept, or ( ii ) a change in the composition of the Board over a period of thirty-six (36) consecutive months or less such that a majority of the Board members ceases, by reason of one or more contested elections for Board membership, to be comprised of individuals who either (A) have been Board members continuously since the beginning of such period or (B) have been elected or nominated for election as Board members during such period by at least a majority of the Board members described in clause (A) who were still in office at the time the Board approved such election or nomination.

Except as otherwise set forth in an option grant, in the event of a change in control of our company, the Board of Directors has the sole authority to elect that the vesting of each outstanding option automatically accelerate so that each such option shall, immediately prior to the effective date of the corporate transaction, become fully exercisable for all of the shares of common stock at the time subject to such option and may be exercised for any or all of those shares as fully vested shares of common stock.

Director Compensation

The following table summarizes the compensation paid by us to non-employee directors for the year ended June 30, 2009.  Ms. Hakimoglu did not receive additional compensation for her service as a director.

SUMMARY COMPENSATION TABLE FOR DIRECTORS

Name	Period	Fees Earned or Paid in Cash (1)	Option Awards (2)(4)	Total
Brad R. Baldwin	Period ended 12/31/09	$24,000	$26,100	$50,100
	Year ended 06/30/09	12,000	—	12,000
Larry R. Hendricks	Period ended 12/31/09	24,000	26,100	50,100
	Year ended 06/30/09	12,000	—	12,000
Scott M. Huntsman	Period ended 12/31/09	24,000	26,100	50,100
	Year ended 06/30/09	12,000	—	12,000
E. Bryan Bagley(3)(4)	Period ended 12/31/09	2,000	15,900	17,900

_______________
(1)	The base annual director’s fee for the period ended December 31, 2009 and year ended June 30, 2009 was $24,000.
(2)
The amounts in the “Option Awards” column reflect the aggregate grant date fair value of awards of stock options granted pursuant to our long-term incentive plans during the periods reported above computed in accordance with FASB ASC Topic 718, Compensation - Stock compensation. The assumptions made in the valuation of our option awards is disclosed in Note 11 - Share Based Payments in our Notes to Consolidated Financial Statements contained in this transition annual report on Form 10-KT.

(3)	E. Bryan Bagley became a director in November 2009.
(4)
As of the end of December 31, 2009, each non-employee director had outstanding options to purchase the following number of company shares of common stock: Mr. Baldwin, 150,000; Mr. Hendricks, 75,000: Mr. Huntsman, 75,000 and Mr. Bagley, 15,000.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES

All non-employee directors are paid a fixed fee at the rate of $2,000 per month and receive the same option grants.  The fee is not dependent on the number of meetings attended by any directors.  Directors are not paid additional compensation for chairing a committee.  All directors are reimbursed by us for their out-of-pocket travel and related expenses incurred in attending all Board of Directors and committee meetings.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS(Item 403 and 201(d))

The following table sets forth information as of December 31, 2009 with respect to compensation plans under with equity securities of ClearOne are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	1,226,117	$5.44	753,344
Equity compensation plans not approved by shareholders	—	—	—
Total	1,226,117	$5.44	753,344

The following table sets forth certain information regarding ownership of our common stock as of April 30, 2009 by (i) each director (ii) the named executive officers, (iii) all of our named executive officers and directors as a group, and (iv) each person known to us to be the beneficial owner of more than 5% of our outstanding common stock.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Name of Beneficial Owner (1)	Shares Beneficially Owned
	Number (2)	Percent (2)
Directors and Executive Officers:
Zeynep “Zee” Hakimoglu (3)	530,431	5.4%
Brad R. Baldwin (4)	240,582	2.5%
Tracy A. Bathurst (5)	137,303	1.4%
E. Bryan Bagley (6)	236,215	2.4%
Larry R. Hendricks (7)	67,916	*
Scott M. Huntsman (8)	67,916	*
Michael Braithwaite	—	*
Narsi Narayanan	—	*
All directors and executive officers as a group (8 persons)	1,280,363	13.0%

5% Stockholders:
Edward Dallin Bagley (9)	2,204,402	22.5%
FMR Corp. (10)	1,000,503	10.2%
Royce & Associates Inc. (11)	909,126	9.3%

*            Less than 1.0%.
______________

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES

(1)	Except as otherwise indicated, each person named in the table has sole voting and investment power with respect to all common stock beneficially owned, subject to applicable community property law. Except as otherwise indicated, each person may be reached at our corporate offices c/o ClearOne Communications, Inc., 5225 Wiley Post Way, Suite 500, Salt Lake City, Utah 84116.
(2)
The percentages shown are calculated based on 8,929,279 shares of common stock outstanding on May 4, 2010.  The numbers and percentages shown include the shares of common stock actually owned as of May 4, 2010 and the shares of common stock that the identified person or group had the right to acquire within 60 days of such date.  In calculating the percentage of ownership, all shares of common stock that the identified person or group had the right to acquire within 60 days of May 4, 2010 upon the exercise of options are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by that person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person or group.

(3)	Includes 468,055 shares of common stock issuable upon exercise of stock options.
(4)
Includes 88,666 shares held in the Baldwin Family Trust; 9,000 shares owned directly, which are held in an IRA under the name of Mr. Baldwin; and 142,916 shares of common stock issuable upon exercise of stock options.

(5)	Includes 136,085 shares of common stock issuable upon exercise of stock options.
(6)	Includes 1,000 shares held by E. Bryan Bagley’s spouse with respect to which he disclaims beneficial ownership.
(7)	Includes 67,916 of common stock issuable upon exercise of stock options.
(8)	Includes 67,916 shares of common stock issuable upon exercise of stock options.
(9)	E. Bryan Bagley is the son of Edward D. Bagley, and each of them disclaims beneficial ownership of common stock beneficially owned by the other. Amounts for Mr. Edward D. Bagley, include 126,166 shares held by Edward D. Bagley’s spouse with respect to which he disclaims beneficial ownership and 55,083 shares of common stock issuable upon exercise of stock options. Mr. Edward D. Bagley has sole voting and dispositive power over 2,078,236 shares (including the shares that may be acquired pursuant to the exercise of stock options) and shared voting and dispositive power over the 126,166 shares held by Mr. Edward D. Bagley’s spouse.
(10)	Represents 1,000,503 shares of common stock beneficially owned by FMR Corp. Fidelity Management & Research Company, a wholly owned subsidiary of FMR Corp. and a registered investment advisor beneficially owns 1,000,503 of such shares as a result of acting as investment advisor to various investment companies. Edward C. Johnson III and FMR Corp. each have sole power to dispose of the 1,000,503 shares owned by the Fidelity Funds. Neither FMR Corp., nor Edward C. Johnson III as Chairman of FMR Corp. has sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the funds’ board of trustees. The address of FMR Corp. is 82 Devonshire Street, Boston, Massachusetts 02109. This information is based upon a Schedule 13G, as filed and amended with the SEC as of February 17, 2009.
(11)	Represents 909,126 shares of our common stock beneficially owned by Royce & Associates, LLC in its capacity as investment advisor on behalf of its clients. Royce & Associates has sole voting and dispositive power over all of such shares. The address of Royce & Associates is 745 Fifth Avenue, New York, NY 10151. This information is based upon a Schedule 13G, as filed and amended with the SEC as of January 22, 2010.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

Edward D. Bagley, former Chairman of the Board and shareholder with greater than 20% benefical ownership in the Company serves as a consultant to our company. During the six months ended December 31, 2009 and fiscal years ended June 30, 2009 and June 30, 2008, Mr. Bagley received consulting fees of $24,000, $48,000 and $48,000 respectively. Mr. Bagley is eligible to participate in our equity incentive programs and pursuant to his consulting agreement with us will be granted stock options commensurate with grants of stock options made to our directors. Additionally, in connection with the insurance coverage action described under the caption “Item 3, Legal Proceedings” of our Form 10-K for the year ended June 30, 2009, we and our counsel entered into a Joint Prosecution and Defense Agreement dated as of April 1, 2004 with Edward D. Bagley, former Chairman of the Board of Directors, and his counsel, which generally provides that we and Mr. Bagley will jointly prosecute their claims against the carriers of certain prior period directors’ and officers’ liability insurance policies and jointly defend the claims made by the insurance carriers in order to reduce litigation expenses.

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

Mr. Bryan E. Bagley, a director of the Company is Edward D. Bagley’s son.

Indemnification of Officers and Directors. Please refer to the section titled “Former Officers Indemnification” under Note 9 - Contingencies and Commitments in our Notes to Consolidated Financial Statements forming part of this transition annual report on Form 10-KT for full details.

Director Independence

Our Board of Directors has determined, after considering all the relevant facts and circumstances, that Messrs. Baldwin, Hendricks, and Huntsman are independent directors, as “independence” is defined by the listing standards of NASDAQ, because they have no relationship with us that would interfere with their exercise of independent judgment.

Our Board of Directors has an Audit Committee, a Compensation Committee, and a Nominating Committee, each consisting entirely of independent directors.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Jones Simkins, P.C. served as our principal accountants, auditors and independent certified public accountants for the six months ended December 31, 2009 and during the fiscal years ended June 30, 2009 and June 30, 2008.

The following table presents aggregate fees billed by the principal accountants to our company:

	Six months ended December 31, 2009	Year Ended June 30, 2009	Year Ended June 30, 2008
Audit Fees (1)	$158,192	$82,824	$83,579
Audit-related Fees	—	—	—
Tax fees (2)	42,854	58,582	66,823
All other fees (3)	24,249	5,529	54,058
Total	$225,295	$146,935	$204,460

(1)	Represents fees billed for professional services rendered for the audit and reviews of our financial statements filed with the SEC on Forms 10-K and 10-Q.
(2)	Represents fees billed for tax filing, preparation, and tax advisory services.
(3)	Represents fees billed for all other non-audit services, such as consulting on potential acquisitions or dispositions.

Pre-Approval Policies and Procedures

The Audit Committee ensures that we engage our independent registered public accounting firm to provide only audit and non-audit services that are compatible with maintaining the independence of our public accountants.  The Audit Committee approves or pre-approves all services provided by our public accountants.  Permitted services include audit and audit-related services, tax and other non-audit related services.  Certain services are identified as restricted.  Restricted services are those services that may not be provided by our external public accountants, whether identified in statute or determined to be incompatible with the role of an independent auditor.   All fees identified in the preceding table were approved by the Audit Committee.  During 2009, the Audit Committee reviewed all non-audit services provided by our independent registered public accounting firm, and concluded that the provision of such non-audit services was compatible with maintaining the independence of the external public accountants.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.      Financial Statements

The following financial statements set forth under Item 8 of this Transition Annual Report on Form 10-KT are filed in a separate section of this Form 10-K/A beginning on page F-1.

2.    Financial Statement Schedules

All schedules are omitted since they either are not required, not applicable or the information is presented in the accompanying consolidated financial statements and notes thereto.

3.      Exhibits

The following documents are included as exhibits to this report.

Exhibit No.	Title of Document
2.2
Agreement and Plan of Merger, dated as of November 3, 2009, by and among ClearOne Communications, Inc., Alta-Wasatch Acquisition Corporation, NetStreams, Inc., Austin Ventures VIII, L.P., and Kevin A. Reinis. (10)

3.1	Articles of Incorporation and amendments thereto (7)
3.2	Bylaws
10.1	Employment Separation Agreement between ClearOne Communications, Inc. and Frances Flood, dated December 5, 2003* (1)
10.2	Employment Termination Agreement between ClearOne Communications, Inc. and Susie Strohm, dated December 5, 2003* (1)
10.3	Joint Prosecution and Defense Agreement dated April 1, 2004 between ClearOne Communications, Inc., Parsons Behle & Latimer, Edward Dallin Bagley and Burbidge & Mitchell, and amendment thereto (1)
10.4	1997 Employee Stock Purchase Plan (3)
10.5	1998 Stock Option Plan (3)
10.6	2007 Equity Incentive Plan (6)
10.8	Office Lease between Edgewater Corporate Park, LLC and ClearOne Communications, Inc. dated June 5, 2006 (2)
10.11	Compromise Agreement between ClearOne Communications UK Limited and Martin Offwood dated August 13, 2007* (5)

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES

Exhibit No.	Title of Document
10.14	Consulting Agreement between Edward D. Bagley and ClearOne Communications, Inc. dated July 6, 2007 (4)
10.15	Severance Agreement between ClearOne Communications, Inc. and Edward D. Bagley dated July 6, 2007* (4)
10.20	Margin Loan Agreement between ClearOne Communications, Inc. and UBS Financial Services, Inc. dated September 10, 2008 (8)
10.21	Manufacturing Services Agreement between Flextronics Industrial, Ltd. and ClearOne Communications, Inc. dated November 3, 2008 (9)
10.22	Settlement and Release Agreement between ClearOne Communications, Inc. and Edward Dallin Bagley dated October 7, 2009 (9)
10.23	Joinder to Loan and Security Agreement, dated as of November 3, 2009, by and between ClearOne Communications, Inc. and Square 1 Bank. (10)
10.24	Seventh Amendment to Loan and Security Agreement, dated as of November 3, 2009, by and between Square 1 Bank, ClearOne Communications, Inc., NetStreams, Inc., and NetStreams, LLC. (10)
14.1	Code of Ethics, approved by the Board of Directors on August 23, 2006 (2)
21.1	Subsidiaries of the registrant
23.1	Consent of Jones Simkins P.C., independent auditors for the year ending June 30, 2009
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
_______________
*Constitutes a management contract or compensatory plan or arrangement.

1	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003.
2	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.
3	Incorporated by reference to the Registrant’s registration statement on form S-8 filed with the SEC on October 6, 2006.
4	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
5	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
6	Incorporated by reference to the Registrant’s registration statement on Form S-8 filed with the SEC on January 22, 2008.
7	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.
8	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on September 11, 2008.
9	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.
10	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on November 9, 2009.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARONE COMMUNICATIONS, INC.

By:	/s/ Zeynep Hakimoglu	Date: May 6, 2010
Zeynep Hakimoglu
President, Chief Executive Officer, and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Zeynep Hakimoglu	Date: May 6, 2010
Zeynep Hakimoglu
President, Chief Executive Officer, and Chairman (Principal Executive Officer)

By:	/s/ Narsi Narayanan	Date: May 6, 2010
Narsi Narayanan
Vice President of Finance (Principal Financial and Accounting Officer)

By:	/s/ E. Bryan Bagley	Date: May 6, 2010
E.Bryan Bagley
Director

By:	/s/ Brad R. Baldwin	Date: May 6, 2010
Brad R. Baldwin
Director

By:	/s/ Larry R. Hendricks	Date: May 6, 2010
Larry R. Hendricks
Director

By:	/s/ Scott M. Huntsman	Date: May 6, 2010
Scott M. Huntsman
Director

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm – Jones Simkins, P.C.	F-2
Consolidated Balance Sheets as of December 31, 2009 and June 30, 2009 and 2008	F-3
Consolidated Statements of Operations and Comprehensive Income for transition period ended December 31, 2009 and fiscal years ended June 30, 2009 and 2008	F-4
Consolidated Statements of Shareholders' Equity for transition period ended December 31, 2009 and fiscal years ended June 30, 2009 and 2008	F-5
Consolidated Statements of Cash Flows for transition period ended December 31, 2009 and fiscal years ended June 30, 2009 and 2008	F-6
Notes to Consolidated Financial Statements	F-8

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of ClearOne Communications, Inc.

We have audited the accompanying consolidated balance sheets of ClearOne Communications, Inc. and subsidiaries (the Company) as of December 31, 2009 and June 30, 2009 and 2008, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for the six months ended December 31, 2009 and years ended June 30, 2009 and 2008. The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ClearOne Communications, Inc. and subsidiaries as of  December 31, 2009 and June 30, 2009 and 2008, and the results of its operations and its cash flows for the six months ended December 31, 2009 and years ended June 30, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ Jones Simkins, P.C.

JONES SIMKINS, P.C.
Logan, Utah
May 4, 2010

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars, except per share amounts)

	December 31, 2009	June 30, 2009	June 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$9,494	$9,801	$3,327
Marketable securities	—	2,103	5,922
Receivables, net of allowance for doubtful accounts of $103, $103 and $87, respectively	6,662	4,968	7,281
Deposit, bond for preliminary injunction	—	—	908
Inventories, net	6,236	7,075	8,129
Deferred income taxes	3,129	2,970	3,168
Prepaid expenses and other assets	1,609	1,398	820
Total current assets	27,130	28,315	29,555

Long-term inventory	6,412	8,559	—
Property and equipment, net	3,246	2,762	2,554
Intangibles	3,095	37	47
Goodwill	669	—	—
Long-term deferred tax asset	1,002	1,159	1,639
Other assets	21	21	7
Long-term marketable securities	—	—	11,168
Total assets	$41,575	$40,853	$44,970

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,304	$3,545	$2,187
Accrued liabilities	1,768	2,380	3,672
Current maturities of long term debt	2,000	—	—
Deferred product revenue	4,707	4,709	5,795
Total current liabilities	10,779	10,634	11,654

Deferred rent	466	544	700
Other long-term liabilities	1,232	1,189	1,054
Total liabilities	12,477	12,367	13,408

Shareholders' equity:
Common stock, par value $0.001, 50,000,000 shares authorized, 8,929,134, 8,928,802 and 10,228,902 shares issued and outstanding, respectively	9	9	10
Additional paid-in capital	38,810	38,616	44,618
Accumulated other comprehensive income (loss)	—	6	(694)
Accumulated deficit	(9,721)	(10,145)	(12,372)
Total shareholders' equity	29,098	28,486	31,562
Total liabilities and shareholders' equity	$41,575	$40,853	$44,970

See accompanying notes to consolidated financial statements

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands of dollars, except per share amounts)

	Six Months ended December 31, 2009	Year ended June 30, 2009	Year ended June 30, 2008

Revenue	$16,836	$35,700	$38,758
Cost of goods sold	7,276	15,323	16,204
Gross profit	9,560	20,377	22,554

Operating expenses:
Sales and marketing	3,204	7,529	6,673
Research and product development	3,493	7,541	7,070
General and administrative	2,900	3,631	7,669
Insurance settlement proceeds	—	(1,100)	—
Total operating expenses	9,597	17,601	21,412

Operating income (loss)	(37)	2,776	1,142

Other income, net:
Interest income	76	474	1,039
Interest expense	(35)	(1)	(5)
Other, net	100	(27)	(29)
Total other income, net	141	446	1,005

Income from continuing operations before income taxes	104	3,222	2,147
Benefit from (provision for) income taxes	320	(995)	3,096
Income from continuing operations	424	2,227	5,243
Gain on disposal of discontinued operations, net of taxes of $9	—	—	16
Net income	$424	$2,227	$5,259

Comprehensive income:
Net income	$424	$2,227	$5,259
Unrealized gain (loss) on marketable securities, net of taxes of 2, ($415) and $413, respectively	(6)	700	(694)
Comprehensive income	$418	$2,927	$4,565

Basic earnings per common share	$0.05	$0.24	$0.49
Diluted earnings per common share	$0.05	$0.24	$0.49

Basic weighted average shares outstanding	8,928,970	9,213,731	10,694,401
Diluted weighted average shares outstanding	9,045,842	9,338,320	10,798,281

See accompanying notes to consolidated financial statements

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
 (in thousands of dollars, except per share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (loss)	Deficit	Equity

Balances at June 30, 2007	10,861,920	$11	$47,582	$—	$(17,336)	$30,257
Stock buy back program	(834,646)	(1)	(4,354)	—	—	(4,355)
Exercise of stock options	228,368	—	792	—	—	792
Shares received/retired upon exercise of stock options	(28,066)	—	(186)	—	—	(186)
Tax benefit stock option exercise	—	—	70	—	—	70
Compensation cost associated with ASC Topic 718	—	—	707	—	—	707
Employee Stock Purchase Plan	1,326	—	7	—	—	7
Adoption of ASC Topic 740	—	—	—	—	(295)	(295)
Unrealized loss on marketable securities, net of tax	—	—	—	(694)	—	(694)
Net income	—	—	—	-	5,259	5,259
Balances at June 30, 2008	10,228,902	10	44,618	(694)	(12,372)	31,562
Stock buy back program	(1,342,620)	(1)	(6,767)	—	—	(6,768)
Exercise of stock options	40,799	—	134	—	—	134
Compensation cost associated with ASC Topic 718	—	—	625	—	—	625
Employee Stock Purchase Plan	1,721	—	6	—	—	6
Unrealized gain on marketable securities, net of tax	—	—	—	700	—	700
Net income	—	—	—	-	2,227	2,227
Balances at June 30, 2009	8,928,802	$9	$38,616	$6	$(10,145)	$28,486
Compensation cost associated with ASC Topic 718	—	—	193	—	—	193
Employee Stock Purchase Plan	332	—	1	—	—	1
Unrealized loss on marketable securities, net of tax	—	—	—	(6)	—	(6)
Net income	—	—	—	—	424	424
Balances at December 31, 2009	8,929,134	$9	$38,810	$—	$(9,721)	$29,098

See accompanying notes to consolidated financial statements

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars, except per share amounts)

	Six months ended December 31, 2009	Year Ended June 30, 2009	Year Ended June 30, 2008
Cash flows from operating activities:
Net income from continuing operations	$424	$2,227	$5,243
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operations:
Impairment on marketable securities	—	—	155
Depreciation and amortization expense	453	720	767
Stock-based compensation	194	631	714
Provision for doubtful accounts	—	16	33
Increase (decrease) in reserves against inventory	(153)	2,293	136
Write-off of note receivable	—	5	—
Gain on sale of marketable securities	(95)	—	—
(Gain) loss on disposal of assets	(5)	—	6
Changes in operating assets and liabilities:
Accounts receivable	(1,502)	1,248	485
Deposit, bond for preliminary injunction	—	908	(908)
Inventories	4,343	(9,798)	(929)
Deferred income taxes	(306)	262	(4,807)
Prepaids expenses and other assets	209	(592)	(590)
Accounts payable	(2,550)	2,402	875
Accrued liabilities	(1,188)	(1,292)	1,676
Deferred product revenue	(2)	(1,086)	669
Other long term liabilities	42	135	—
Net cash provided by (used in) continuing operating activities	(136)	(1,921)	3,525

Cash flows from investing activities:
Acquisition of NetStreams, Inc. (net of cash acquired)	(1,643)	—	—
Purchase of property and equipment	(745)	(1,074)	(786)
Proceeds from sale of property and equipment	24	—	—
Purchase of intangible assets	—	—	(49)
Purchase of marketable securities	—	(1,253)	(15,378)
Sale of marketable securities	2,192	17,356	16,897
Net cash (used in) provided by continuing investing activities	(172)	15,029	684
Net cash provided by discontinued investing activities	—	—	16
Net cash (used in) provided by investing activities	(172)	15,029	700

Cash flows from financing activities:
Proceeds from the issuance of common stock - options	1	134	605
Common stock purchased and retired	—	(6,768)	(4,355)
Tax benefit from stock options	—	—	70
Net cash used in financing activities	1	(6,634)	(3,680)

Net increase (decrease) in cash and cash equivalents	(307)	6,474	545
Cash and cash equivalents at the beginning of the year	9,801	3,327	2,782
Cash and cash equivalents at the end of the year	$9,494	$9,801	$3,327

See accompanying notes to consolidated financial statements

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars, except per share amounts)

	Six months ended Dec ember 31, 2009	Year Ended June 30, 2009	Year Ended June 30, 2008
Supplemental disclosure of cash flow information:
Cash paid for interest	$35	$1	$5
Cash paid for income taxes	—	1,637	1,701

Supplemental disclosure of non-cash activities:

Exchanged accounts receivable from a vendor with accounts payable to the same vendor	$74	$1,044	$432
Adoption of ASC Topic 740	—	—	295
Unrealized gain (loss) on marketable securities, net of tax of $2, ($415) and $413	(6)	700	(694)

Acquired NetStreams, Inc. in exchange for cash of $1,454 and recorded the following assets and liabilities:

Cash	$161
Accounts Receivable	266
Inventories	1,204
Other Current Assets	72
Accounts payable	(1,384)
Accrued Expenses	(576)
Property and Equipment	227
Intangible Assets	3,120
Goodwill	669
Current maturities of long-term debt	(2,000)
Deferred tax liability	(305)
Total purchase price	$1,454
Additional cash placed in escrow	350
Less: Cash acquired	(161)
Net cash paid in acquisition	$1,643

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

2.  Summary of Significant Accounting Policies

Change in Fiscal Year – On November 30, 2009 the Board of Directors approved to change the Company’s fiscal year from a June 30 fiscal year end to a December 31 fiscal year end. This report on Form 10-KT is a transition report for the six-month transition period ended on December 31, 2009.

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

Concentration Risk – We depend on an outsourced manufacturing strategy for our products. We outsource the manufacture of all of our products to third-party manufacturers located in both the U.S. and Asia. If any of these manufacturers experience difficulties in obtaining sufficient supplies of components, component prices significantly exceeding the anticipated costs, an interruption in their operations, or otherwise suffer capacity constraints, we would experience a delay in shipping these products which would have a negative impact on our revenues. Should there be any disruption in services due to natural disaster, economic or political difficulties, transportation restrictions, acts of terror, quarantine or other restrictions associated with infectious diseases, or other similar events, or any other reason, such disruption would have a material adverse effect on our business. Operating in the international environment exposes us to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, and potentially adverse tax consequences, which could materially affect our results of operations. Currently, we have no second source of manufacturing for a portion of our products.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except per share amounts)

Cash Equivalents – The Company considers all highly-liquid investments with a maturity of three months or less, when purchased, to be cash equivalents.  The Company places its temporary cash investments with high-quality financial institutions.  At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limits.

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

The Company regularly monitors and evaluates the value of its marketable securities.  In accordance with the provisions of the FASB ASC Topic 320, Investments –Debt and Equity Securities, and related guidance issued by FASB and the SEC which calls for the classification of impairments as “temporary” or “other-than-temporary.” A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. Such an unrealized loss does not affect net income (loss) for the applicable reporting period. An other-than-temporary impairment charge is recorded as a recognized loss in the consolidated statement of operations and reduces net income (loss) for the applicable reporting period. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of the Company to retain its investment with the issuer for a period of time sufficient to allow for any anticipated recovery in market value. When assessing marketable securities for other-than-temporary declines in value, the Company considers such factors, among other things, as how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the collateral supporting the investments, insurance policies which protect the Company’s investment position, the interval between auction periods, whether or not there have been any failed auctions, and the credit rating issued for the securities by one or more of the major credit rating agencies.

A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value.  The impairment is charged to earnings and a new cost basis for the security is established.  During 2008 the Company recognized an other-than-temporary impairment. Please refer to Note 6 – Marketable Securities.

Accounts Receivable – Accounts receivable are recorded at the invoiced amount.  Generally, credit is granted to customers without requiring collateral on a short-term basis; thus accounts receivable do not bear interest although a finance charge may be applied to such receivables that are past due.  The Company extends credit to customers who it believes have the financial strength to pay. The Company has in place credit policies and procedures, an approval process for sales returns and credit memos, and processes for managing and monitoring channel inventory levels.

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

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except per share amounts)

The Company’s allowance for doubtful accounts activity for the period ended December 31, 2009 and fiscal years ended June 30, 2009 and 2008 were as follows:

	Six months ended December 31, 2009	Year Ended June 30, 2009	Year Ended June 30, 2008
Balance at Beginning of Period	$103	$87	$54
Charged to Costs and Expenses	—	173	33
Deductions	—	(157)	—
Balance at End of Period	$103	$103	$87

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

The inventory also includes advance replacement units valued at cost provided by the Company to end-users to service defective products under warranty. The value of advance replacement units included in the inventory was $108, $23 and $165, as of December 31, 2009, June 30, 2009 and June 30, 2008, respectively.

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

Goodwill and Intangible assets –Intangible assets acquired in a purchase business combination are amortized over their useful lives unless these lives are determined to be indefinite. Intangible assets are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally two to ten years. Goodwill represents the excess of costs over the fair value of net assets of businesses acquired. Goodwill and Intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized. In accordance with the provisions of FASB ASC Topic 350, Intangibles – Goodwill and Other, the Company tests goodwill and other intangible assets with indefinite lives for impairment at least annually, or sooner if a triggering event occurs suggesting possible impairment of the values of these assets. Impairment testing for these assets involves a two-step process. In the first step, the fair value of the reporting unit holding the assets is compared to its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of the impairment loss, if any. In the second step, the fair market value of the reporting unit is allocated to all of its assets and liabilities including intangible assets with indefinite lives. The excess, if any, of the fair market value of the reporting unit over the sum of the fair market values allocated to identified assets and liabilities is the calculated value of goodwill to be compared to its carrying value (Note 3 – Business Combinations, Goodwill and Intangibles).

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

 The amounts of deferred cost of goods sold are included in consigned inventory.

The details of deferred revenue and associated cost of goods sold and gross profit are as follows:

	As of December 31, 2009	As of June 30, 2009	As of June 30, 2008
Deferred Revenue	$4,707	$4,709	$5,795
Deferred Cost of Goods Sold	1,846	1,843	2,047
Deferred Gross Profit	$2,861	$2,866	$3,748

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except per share amounts)

The Company offers rebates and market development funds to certain of its distributors, dealers/resellers, and end-users based upon volume of product purchased by them.  The Company records rebates as a reduction of revenue in accordance with GAAP.

The Company provides at its discretion advance replacement units to end-users on defective units of certain products under warranty. Since the purpose of these units are not revenue generating, the Company tracks the units due from the end-user, valued at retail price, until the defective unit has been returned, but no receivable balance is maintained on the Company’s balance sheet.  The retail value of in-transit advance replacement units was $896, $361 and $816, as of December 31, 2009, June 30, 2009 and June 30, 2008, respectively.

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

The details of changes in the Company’s warranty accrual are as follows:

	Six months ended December 31, 2009	Year Ended June 30, 2009	Year Ended June 30, 2008
Balance at the beginning of period	$149	$211	$125
Accruals/additions	106	262	329
Usage	(122)	(324)	(243)
Balance at end of period	$133	$149	$211

 Advertising – The Company expenses advertising costs as incurred.  Advertising expenses consist of trade shows, magazine advertisements, and other forms of media.  Advertising expenses for the period ended December 31, 2009 and fiscal years ended June 30, 2009 and 2008 totaled $183, $786 and $943, respectively, and are included under the caption Sales and Marketing.

Research and Product Development Costs – The Company expenses research and product development costs as incurred.

Income Taxes – The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry-forwards. These temporary differences will result in deductible or taxable amounts in future years when the reported amounts of the assets or liabilities are recovered or settled.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some or all of the deferred tax assets may not be realized.  The Company evaluates the realizability of its net deferred tax assets on a quarterly basis and valuation allowances are provided, as necessary.  Adjustments to the valuation allowance increase or decrease the Company’s income tax provision or benefit. During the fiscal year ended June 30, 2009 the Company recorded a valuation allowance of $928 against capital and unrealized loss carryovers, certain state net operating loss carryovers and state research and development credits.  During the fiscal year ended June 30, 2008 the Company reversed a $4,700 valuation allowance recorded primarily against deferred tax assets related to deferred revenue, inventory reserves, and accrued liabilities.

In July 2006, the FASB issued new rules on recognizing the benefit from an uncertain tax position. These provisions are contained in ASC Topic 740, Income Taxes. During the fiscal year ended June 30, 2008, the Company adopted these provisions to recognize tax benefit from an uncertain tax position. The Company recognizes the tax benefit from an uncertain tax position only if it is at least more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

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

Earnings Per Share – The following table sets forth the computation of basic and diluted earnings per common share:

	Six months ended December 31, 2009	Year Ended June 30, 2009	Year Ended June 30, 2008
Numerator:
Income from continuing operations	$424	$2,227	$5,243
Gain on disposal of discontinued operations, net of tax	—	—	16
Net income	$424	$2,227	$5,259
Denominator:
Basic weighted average shares	8,928,970	9,213,731	10,694,401
Dilutive common stock equivalents using treasury stock method	116,872	124,589	103,880
Diluted weighted average shares	9,045,842	9,338,320	10,798,281

Basic earnings per common share:
Continuing operations	$0.05	$0.24	$0.49
Disposal of discontinued operations	$—	$—	$—
Net income	$0.05	$0.24	$0.49
Diluted earnings per common share:
Continuing operations	$0.05	$0.24	$0.49
Disposal of discontinued operations	$—	$—	$—
Net income	$0.05	$0.24	$0.49

Options to purchase a weighted-average of 1,113,868, 1,146,697and 1,190,269 shares of common stock were outstanding during the period ended December 31, 2009 and fiscal years ended June 30, 2009 and 2008, respectively, but were not included in the computation of diluted earnings per share as the effect would be anti-dilutive.

Share-Based Payment –   The Company applies FASB ASC Topic 718, Compensation – Stock Compensation.  ASC Topic 718 establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services.  Primarily, ASC Topic 718 focuses on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

ASC Topic 718 requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the awards – the requisite service period (usually the vesting period).  No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  Therefore, if an employee does not ultimately render the requisite service, the costs associated with the unvested options will not be recognized.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except per share amounts)

Effective July 1, 2005, the Company adopted guidelines included in ASC Topic 718 and its fair value recognition provisions using the modified prospective transition method.  Under this transition method, stock-based compensation cost recognized after July 1, 2005 includes the straight-line basis compensation cost for (a) all share-based payments granted prior to July 1, 2005, but not yet vested, based on the grant date fair values used for the pro-forma disclosures under the original SFAS No. 123 and (b) all share-based payments granted or modified on or after July 1, 2005, in accordance with the provisions of ASC Topic 718.  See Note 11 – Share Based Payment for information about the Company’s various share-based compensation plans, the impact of adoption of ASC Topic 718, and the assumptions used to calculate the fair value of share-based compensation.

If assumptions change in the application of ASC Topic 718 in future periods, the stock-based compensation cost ultimately recorded under ASC Topic 718 may differ significantly from what was recorded in the current period.

Recent Accounting Pronouncements

In July 2009, FASB completed the codification of nongovernmental GAAP and issued Accounting Standards Codification (“ASC”).  ASC supersedes existing pronouncements of FASB, Emerging Issues Task Force, American Institute of Certified Public Accountants and related accounting literature. Pursuant to this Codification, ASC remains the only official and authoritative source of GAAP and all other hierarchies of accounting literature is now considered non-authoritative. The Codification also includes relevant SEC pronouncements on accounting organized under the same topics under which the rest of the accounting topics are codified. ASC is effective for interim and annual periods ending after September 15, 2009.

3.  Business Combination, Goodwill and Intangibles

On November 3, 2009 the Company acquired NetStreams, Inc. and its subsidiary NetStreams, LLC through a definitive merger agreement to acquire all of the outstanding capital stock (including common, preferred, share warrants, and outstanding options). NetStreams is a pioneer in digital media networks based on Internet Protocol (TCP/IP). NetStreams products, for commercial and residential use, combine audio/video content, meta-data and control signals into one stream for distribution over an IP network, incorporating industry standards while doing so. We believe the acquisition of NetStreams will enable ClearOne to enter new and large vertical markets such as digital signage and commercial sound distribution. The acquisition also brings intellectual property including several granted and pending patents related to NetStreams’ StreamNet® technology, which is used for streaming time-sensitive synchronous audio and video over a local area network (LAN). StreamNet provides AV practitioners the capability to achieve AV over IP solutions by removing the effect of network delays and packet losses. NetStreams’ products and technologies complement existing ClearOne products and provide a platform for future Audio and Video over IP solutions. ClearOne specializes in conferencing and collaboration technologies, while NetStreams is focused on multimedia and network technologies. The ClearOne and NetStreams products and technologies can stand alone or combine to provide more of the overall solution for customers.

Pursuant to the merger agreement, the Company initially paid $1,804 and received $350 after December 31, 2009 towards the final working capital adjustment. $350 is classified in the Consolidated Balance Sheet as of December 31, 2009 as a current asset under “Prepaid expenses and other assets”.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except per share amounts)
The purchase price was allocated as follows:

Cash	$161
Accounts Receivable	266
Inventories	1,204
Other Current Assets	72
Accounts payable	(1,384)
Accrued Expenses	(576)
Property and Equipment	227
Intangible Assets	3,120
Goodwill	669
Current maturities of long-term debt	(2,000)
Deferred tax liability	(305)
Total purchase price	$1,454

As part of the merger arrangement, the Company entered into an agreement with Square 1 Bank to assume $2,000 in debt originally borrowed by NetStreams, Inc. This balance is represented in the Consolidated Balance Sheet as "Current maturities of long-term debt"and has been paid paid-off subsequent to the balance sheet date.

The goodwill of $669 is comprised of expected synergies in utilizing NetStreams technology in ClearOne products and vice versa, reduction in future combined research and development expenses, and intangible assets including acquired workforce that do not qualify for separate recognition.

The goodwill is not deductible for tax purposes.

The Company incurred $283 towards acquisition related expenses, all of which are categorized under General and Administrative expenses in the Consolidated Income Statement for the period ended December 31, 2009.

Proforma Information (Unaudited)

Revenue for the period ended December 31, 2009 includes revenue from NetStreams products during the period after acquisition of $90. Loss from NetStreams business (after tax) during the period after acquisition was $407.

Performance of the combined entity as if the acquisition of NetStreams happened at July 1, 2007:

	Six months ended December 31, 2009	Year Ended June 30, 2009	Year Ended June 30, 2008
Revenue	$24,079	$42,721	$47,258
Income	$(5,127)	$(3,569)	$(1,564)

Intangible Assets

	Estimated Useful lives (Years)	Amount	Accumulated Amortization	Net
Intangibles acquired through acquisition of NetStreams, Inc.
Tradename	7	$435	$10	$425
Patents and Technological Know-how	10	2,070	35	2,035
Proprietary Software	3	215	12	203
		2,720	57	2,663
In-process Research and Development	Indefinite	400	—	400
Acquired through acquisition of NetStreams, Inc.		3,120	57	3,063
Other	5	49	17	32
Total		$3,169	$74	$3,095

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except per share amounts)

During the six months ended December 31, 2009, and years ended June 30, 2009 and June 30, 2008 amortization of intangible assets were $63, $10, and $2 respectively.

The estimated future amortization expense of intangible assets is as follows:

Years ending December 31,
2010	$351
2011	351
2012	339
2013	271
2014	269
Thereafter	1,114
$2,695

4.  Inventories

Inventories, net of reserves, consist of the following:

	As of December 31, 2009	As of June 30, 2009	As of June 30, 2008
Current:
Raw materials	$453	$352	$724
Finished goods	5,783	6,723	7,405
	$6,236	$7,075	$8,129

Long-term:
Raw materials	$1,056	$2,376	$—
Finished goods	5,356	6,183	—
	$6,412	$8,559	$—

Long-term inventory represents inventory held in excess of our current requirements based on our recent sales and forecasted level of sales. We have developed programs to reduce the inventory to normal operating levels in the near future. We expect to sell the above inventory, net of reserves, at or above the stated cost and believe that no loss will be incurred on its sale.

Current finished goods include consigned inventory in the amounts of approximately $1,846, $1,843 and $1,719 as of December 31, 2009, June 30, 2009 and June 30, 2008, respectively. Consigned inventory represents inventory at distributors and other customers where revenue recognition criteria have not been achieved.

The losses (benefit) incurred on valuation of inventory at lower of cost or market value and write-off of obsolete inventory amounted to ($152), $2,293 and $136 during the six months ended December 31, 2009, and years ended June 30, 2009 and 2008 respectively.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except per share amounts)

5.    Property and Equipment

Major classifications of property and equipment and estimated useful lives are as follows:

	Estimated useful lives	As of December 31, 2009	As of June 30, 2009	As of June 30, 2008
Office furniture and equipment	3 to 10 years	$9,346	$8,403	$8,197
Leasehold improvements	1 to 6 years	1,333	1,334	1,309
Manufacturing and test equipment	2 to 10 years	2,281	2,288	1,532
		12,960	12,025	11,038
Accumulated depreciation and amortization		(9,714)	(9,263)	(8,484)
Property and equipment, net		$3,246	$2,762	$2,554

Depreciation expense for the period ended December 31, 2009, fiscal years ended June 30, 2009 and 2008 was $468, $866 and $920, respectively.

6.  Marketable Securities

The following tables display the gross unrealized gains (losses) and fair value of the Company’s investments with unrealized gain (losses) that are not deemed to be other-than-temporarily impaired:

	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Current Marketable Securities	Long-term Marketable Securities
As of December 31, 2009
Corporate bonds – Total	$—	—	—	—	—	—

As of June 30, 2009
Corporate bonds – Total	2,098	5	—	2,103	2,103	—

As of June 30, 2008
Corporate bonds	5,972	—	(50)	5,922	5,922	—
Municipal Securities	12,225	—	(1,057)	11,168	—	11,168
Total	$18,197	$—	$(1,107)	$17,090	$5,922	$11,168

As of June 30, 2008, $12,225, of the Company’s investments (at cost) were invested in auction rate securities ("ARSs").  As of June 30, 2008, auctions for these securities were not successful. During October 2008, we accepted offers to repurchase our Auction Rate Securities (ARSs), at par value, from the two investment banks that sold them to us. Between November 2008 and January 2009, UBS and Morgan Stanley fulfilled their offers and repurchased our ARSs, at par value, totaling approximately $12,200.

During the fiscal third quarter of 2008, the Company reclassified its entire ARS investment balance from short-term/current investments to long-term/non-current auction rate securities on its balance sheet due to the Company’s inability to determine when its ARS investments will become liquid. The Company also determined there was a decline in the fair value of its ARS investments of $1,057 which was deemed temporary. The Company determined fair value from a UBS derived pricing model. The Company was advised by UBS that the following variables were used in UBS’s pricing model: (1) type of auction security; (2) security rating; (3) insurance (if any) ; (4) collateral (if any); (5) taxable vs. tax-exempt; (6) estimated duration; (7) nature of the maximum rate formula (e.g. an issuer with a less favorable maximum rate formula would be more likely to refinance); and (8) likelihood of redemption. The Company’s assessment of a fair value of all but one of its ARSs at June 30, 2008 conformed to UBS’s statement of current value .

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

Changes in the unrealized holding gain (losses) on the Company’s marketable securities and reported as a separate component of accumulated other comprehensive income are as follows:

	Six months ended December 31, 2009	Year Ended June 30, 2009	Year Ended June 30, 2008
Unrealized holding gains (losses) at beginning of year	$6	$(694)	$—
Unrealized holding gains (losses), in marketable securities (before taxes)	(8)	1,115	(1,107)
Income tax (provision) benefit	2	(415)	413
Unrealized holding gains (losses) at end of year	$—	$6	$(694)

Fair Value Measurements

We adopted the guidelines in ASC Topic 320, Investments –Debt and Equity Securities on July 1, 2008.  This Topic defines fair value, establishes a framework to measure fair value, and expands disclosures about fair value measurements.  Topic 320 defines fair value as the price that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability.  Topic 320 establishes a fair value hierarchy used to prioritize the quality and reliability of the information used to determine fair values.  Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The fair value hierarchy is classified into the following three categories:

●
Level 1: Valuations based on quoted prices in active markets for identical instruments that we are able to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

●
Level 2: Valuations based on quoted prices in active markets for instruments that are similar, or quoted prices in markets that are not active for identical or similar instruments, and model-derived valuations in which all significant inputs and sigificant value drivers are observable in active markets.

●	Level 3: Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

As of December 31, 2009. we did not have any financial assets utilizing Level 1, Level 2 or Level 3 inputs. As of June 30, 2009, financial assets utilizing Level 1 inputs included short term investment securities traded on active securities exchanges. As of June 30, 2009 we did not have any financial assets utilizing Level 2 or Level 3 inputs . We did not have any liabilities that were required to be measured at fair value as of December 31, 2009 and June 30, 2009.

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

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except per share amounts)

Topic 320 requires that the valuation techniques used by us are consistent with at least one of the three possible approaches: the market approach, income approach and/or cost approach. Our Level 1 valuations are based on the market approach and consist of quoted prices for identical items on active securities exchanges.

The following table provides our financial assets carried at fair value measured on a recurring basis as of June 30, 2009 (in thousands):

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level3)	Total
As of June 30, 2009
Short-term available-for-sale securities	$2,103	$2,103	$—	$—	$2,103

 7.  Leases and Deferred Rent

Certain operating leases contain rent escalation clauses based on the consumer price index.  Rental expense is recognized on a straight-line basis.  Rental expense, which was composed of minimum payments under operating lease obligations, was $387, $613 and $569 for the period ended December 31, 2009 and years ended June 30, 2009 and 2008, respectively.

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

The Company leases two warehouses measuring approximately 3,700 square-feet at $4 per month in Hong Kong to support our partners and customers located in the Asia-Pacific region. The lease terms for these warehouses expire in February 2011.

Future minimum lease payments under noncancelable operating leases with initial terms of one year or more are as follows:

Years ending December 31,
2010	$832
2011	830
2012	808
2013	817
Total minimum lease payments	$3,287

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except per share amounts)

 8.  Accrued Liabilities

Accrued liabilities consist of the following:

	As of December 31, 2009	As of June 30, 2009	As of June 30, 2008
Accrued salaries and other compensation	$672	$1,112	$974
Accrued taxes	4	—	72
Other accrued liabilities	1,092	1,268	2,626
Total	$1,768	$2,380	$3,672

Included in other accrued liabilities as of  June 30, 2008, is $1,500 which represents the probable amount that as of the date of the financial statements could be reasonably estimated of the Company’s liability, through trial, associated with the advancement of funds related to the indemnification agreements with two former officers.  During the quarter ended March 31, 2009 $1,100 of this liability was reversed. (see Note 9 – Commitments and Contingencies – Former Officer Indemnification).

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

Outsource Manufacturers.   We have manufacturing agreements with manufacturers related to the outsourced manufacturing of our products.  Certain manufacturing agreements establish annual volume commitments. We are also obligated to repurchase Company-forecasted but unused materials. We have accounted for our current fixed outsourced manufacturing commitments and contingencies as a component of inventory and established a reserve for obsolescence amounting to $0, $1,147 and $769, as of December 31, 2009, June 30, 2009 and June 30, 2008, respectively.  The Company has non-cancellable, non-returnable, and long-lead time commitments with its outsourced manufacturers and certain suppliers for inventory components that will be used in production. The Company’s exposure associated with these commitments is approximately $2,800 as of December 31, 2009.  One of the outsourced manufacturing contractors with whom we have terminated our relationship is claiming that we have an obligation to buy inventory pursuant to cancelled purchase orders. We believe that we are not legally obligated to take delivery of this inventory and we also have counterclaims against the contractor.

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

Former Officer Indemnification.  On July 25, 2007, the U.S. Attorney’s Office for the District of Utah indicted two of our former officers, Frances Flood (“Flood”) and Susie Strohm (“Strohm”), for allegedly causing us to issue materially misstated financial statements for our 2001 and 2002 fiscal years.  On January 31, 2008, the U.S. Attorney’s Office filed a Second Superseding Indictment further alleging perjury in connection with the prior investigation by the SEC into the alleged misstatements.  We cooperated fully with the U.S. Attorney’s Office in this matter and were advised that we were neither a target nor a subject of the investigation or indictment.  In December 2003, we entered into indemnification agreements with each former officer, requiring payment of all reasonable attorneys’ fees and costs incurred in defending against the charges in certain circumstances consistent with and subject to limitations under applicable law.  To date, we have paid approximately $2,200 in attorneys’ fees and costs to defend against the charges.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except per share amounts)

During August 2008, Strohm and her counsel filed a lawsuit in the Third Judicial District Court in Salt Lake City, Utah seeking a declaratory judgment and injunctive relief to compel us to continue to advance Strohm’s attorneys’ fees and costs to defend against the charges, plus interest for amounts previously requested and not paid.  Also during August 2008, Flood filed a lawsuit in Federal District Court for the District of Utah, seeking similar relief.

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

As of December 31, 2008, we had accrued $3,300 for legal fees and costs of our contingent liability under indemnification agreements with the two former officers indicted by the U.S. Attorney’s Office.  As of March 31, 2009, we had paid approximately $2,200 in legal fees and costs in connection with this contingent liability.  During the third fiscal quarter of 2009 and in accordance with generally accepted accounting principles, we reversed approximately $1,100 of this contingent liability as a result of the February 2009 jury verdict in the federal criminal trial.   As a result of the jury’s conviction of the two former officers on some or all of the crimes with which they were charged and based on the Court’s instructions to the jury, it was no longer probable that we would be required to pay the $1,100 amount.

Flood:  During January 2009, the Federal District Court in the Flood lawsuit issued a preliminary injunction requiring us (1) to pay 60% of Flood’s legal fees and costs in the criminal proceeding to Flood’s attorneys (as reflected in the invoices submitted by Flood’s attorneys), and (2) to pay the remaining 40% of Flood’s legal fees and costs into a court escrow account.  Pursuant to the Court’s order, the Court intends to make a reasonability determination concerning these fees and costs and the Court’s order states that “[t]o the extent fees or costs are found to be unreasonable, the monies held in escrow shall be refunded to ClearOne.”  Pursuant to the Court’s order, we paid approximately $368 to Flood’s attorneys and approximately $248 into the Court’s escrow.  Our appeal of the Court’s order is currently pending.  The Court has issued a stay precluding distribution of the money in the Court’s escrow pending the outcome of the appeal.

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

During July 2009, we asserted counterclaims for $3,300 based on the undertaking Flood signed in August 2003, in which she promised to repay all advanced expenses if it was ultimately adjudged that she did not meet the requisite standard of conduct.

Strohm:  During August 2009, we asserted counterclaims for $3,200 against Strohm based on the undertakings she signed in 2003, in which she promised to repay all advanced expenses if it was ultimately adjudged that she did not meet the requisite standard of conduct.  On October 26, 2009, the Court granted Strohm’s motion for mandatory indemnification, ruling that we were required to indemnify Strohm for her reasonable attorneys’ fees and expenses to the extent that she was successful on the merits at trial on the basis that our Articles of Incorporation did not limit indemnification of a director or officer.  The Court also denied our cross-motion for summary judgment based on the undertakings, ruling that Strohm should not be required to pay back advanced legal fees and costs to the extent she was successful at trial.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except per share amounts)

On November 5, 2009, Strohm’s counsel filed a motion claiming that, pursuant to an engagement letter with Strohm’s counsel, we are obligated to pay Strohm’s attorneys’ fees and costs incurred in defending the federal criminal proceeding, plus 18% interest, as well as attorneys’ fees and costs incurred in connection with the action brought by Strohm and her counsel against ClearOne in August 2008.  On March 2, 2010, the Court ruled that the engagement letter provided an alternative basis requiring the Company to pay Strohm’s reasonable attorneys’ fees and costs incurred in connection with the federal criminal proceedings, and to enforce the engagement letter.  The Court reserved the issue of whether Strohm’s fees and costs should be allocated to account for the single count on which she was convicted at trial, and reserved the determination of reasonableness of Strohm’s fees and costs.  The Court also made it clear that the Company is only responsible to pay Strohm’s attorneys’ fees and costs to the extent that those fees and costs are reasonable under all of the relevant circumstances.  We believe that the amount of any reasonable fees and expenses that may be due to Strohm’s counsel pursuant to the Court’s determination has already been paid.  We anticipate that the parties will be making submissions to the court in the next few months to address the issue of the reasonability of Strohm’s attorneys’ fees and expenses.

Theft of Intellectual Property and Copyright Complaints.   In January 2007, we filed a lawsuit in the Third Judicial District Court, Salt Lake County, State of Utah against WideBand Solutions, Inc. (“WideBand”) and two of its principals, one former employee named Dr. Jun Yang, and Andrew Chiang, who was previously affiliated with an entity which sold certain assets to us (the “Trade Secret Case”).  We also brought claims against Biamp Systems Corporation, Inc. (“Biamp”).  The matter was subsequently removed to federal court, the United States District Court, District of Utah, Central Division. The case is styled ClearOne Communications, Inc. v. Jun Yang, et. al. Civil No. 2:07-co-37 TC.  The Complaint brought claims against different combinations of the defendants for, among other things, misappropriation of certain trade secrets, breach of contract, conversion, unjust enrichment and intentional interference with business and contractual relations, primarily in relation to certain algorithms and computer code.  The relief being sought included an order enjoining the defendants from further use of our trade secrets and an award consisting of, among other things, compensation and damages. The court subsequently granted leave to add additional defendants to the case, and so WideBand principal Lonny Bowers and a company named Versatile DSP, Inc. owned in whole or in part by defendant Jun Yan, were both added as defendants in the case.  The WideBand-related persons and entities have been referred to as the “WideBand Defendants” in the various cases.

In August 2007, we filed a motion for a preliminary injunction in the Trade Secret Case, seeking to enjoin Wideband from licensing certain technology we believe constituted our intellectual property and trade secrets to Harman Music Group, Inc. (“Harman”).  On September 13, 2007, the court in the Trade Secret Case granted us leave to add Harman and a former ClearOne employee working for Harman as defendants in that case.  For procedural reasons, these claims against Harman and the Harman employee were refiled in Utah state court, the Third Judicial District Court for Salt Lake County, on September 18, 2007 (the “Harman Case”).  Like the Intellectual Property Case, the Harman Case also brings claims related to the theft and misuse of ClearOne’s confidential and trade secret information.  Harman has asserted a counterclaim in this case for bad-faith initiation of litigation.  We have filed a motion to dismiss the counterclaim.  We believe the counterclaim is without merit and estimate that any potential loss from this counterclaim is remote.

During October 2007, we filed a second action against WideBand and the same three principals named as defendants in the Intellectual Property Case, also in the United States District Court, District of Utah, Central Division, this time alleging copyright infringement, vicarious copyright infringement, and contributory copyright infringement (the “Copyright Case”).  During May 2009, the individual WideBand defendants filed a counterclaim against us in the Copyright Case.  On August 7, 2009, the Court granted our motion to have the defendants’ counterclaim dismissed with prejudice.  In light of the judgment in the Trade Secret Case, we subsequently voluntarily dismissed the Copyright Case, without prejudice.

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

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except per share amounts)

In August 2009, the Court granted us leave to add additional claims against the defendants, including for trade libel and defamation.  This action was administratively closed by the Court on February 22, 2010, subject to being reopened at ClearOne’s requests.  As noted below, ClearOne is pursuing claims against Donald Bowers and WideBand Georgia through contempt proceedings in the main Trade Secret Case.

In October and November 2008, the Trade Secret Case was presented to a jury.  On November 5, 2008, the jury returned a unanimous verdict in favor of us and against all of the Defendants.  Accordingly, the jury awarded ClearOne approximately $3,500 in compensatory damages and $7,000 in punitive damages.  Among other things, the jury found that all of the Defendants willfully and maliciously misappropriated our trade secrets.  The court left in place the previously-entered preliminary injunction, pending our application for entry of a permanent injunction against the Defendants.

On April 8, 2009 the court issued a permanent injunction order against all of the defendants.  Specifically, the WideBand defendants were prohibited from any further use of our trade secrets, barred from using any of the trade names associated with products that had been found to have used our trade secrets, and were ordered to provide a copy of the permanent injunction to future employers, potential licensors and anyone interested in acquiring WideBand’s assets.  Biamp was ordered to destroy and not to use any of the object code that it had previously licensed from WideBand.  On April 20, 2009 the court issued a ruling on the parties’ post-verdict motions. Among other things, the court affirmed the jury’s finding that all of the Defendants had acted willfully and maliciously in misappropriating our trade secrets, denied our request for prejudgment interest, and denied Defendants’ post-trial requests to set aside the verdict.  The court also ruled that our fiduciary duty claims against Andrew Chiang and Jun Yang were pre-empted by the trade secret act, reducing the damage awards against these two defendants, but for different reasons also increasing the award against Biamp from about $1,600 to about $3,600.  On April 21, 2009, the court entered a final Judgment in our favor in the amount of approximately $9,700.  The WideBand Defendants and Biamp have appealed the Court’s judgment and certain other pre- and post-trial rulings.

During July 2009, the Court issued an award of costs to us in the amount of $75.

Biamp has posted a cash bond to secure the judgment against it in the amount of approximately $3,700.  Because the WideBand Defendants have not posted a bond, we are pursuing collection and enforcement of our judgment against the WideBand Defendants.  As part of the enforcement proceedings, we have initiated collection proceedings in the courts in Massachusetts, Connecticut, and Georgia.  No counterclaims or other claims have been asserted against us in the WideBand collection actions.

In July 2009, we commenced action in the Trade Secret Case seeking contempt and additional injunctive relief against the WideBand Defendants, and Donald D. Bowers, the father of WideBand defendant Lonny Bowers, a company owned in whole or in part by Donald Bowers named DialHD, Inc. (“DialHD”) (a Georgia corporation), and David Sullivan, a resident of Connecticut.  We alleged that the WideBand defendants were working in concert with Lonny Bowers’ father, Donald Bowers, to circumvent the Court’s permanent injunction by establishing DialHD as a new company through which to continue to sell products containing our trade secrets. On July 31, 2009, the Court granted the Temporary Restraint Order (TRO) motion, and issued a written order on August 5, 2009, restricting the same and marketing of  “DialHD Infringing Products.”

On September 3, 2009, the Court in the Trade Secret Case issued a decision finding Donald Bowers in contempt of Court.  More specifically, the Court found that “Donald Bowers is in contempt of court for filing a UCC-1 Financing Statement in Massachusetts on November 6, 2008, thereby encumbering WideBand Solutions’ intellectual property at issue in this trade secret litigation in violation of the court’s June 26, 2008 Order.”  Donald Bowers was also found “in contempt of Court for failing to appear at a February 10, 2009 contempt hearing.”  The Court awarded us attorneys’ fees and costs, and we have applied for this award in the approximate amount of $57.  On September 17, 2009, Donald Bowers filed for personal bankruptcy in the state of Georgia.  The Court in the bankruptcy matter has granted us leave to pursue claims against Donald Bowers in the Trade Secret Case and the case against Donald Bowers and WideBand Georgia.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except per share amounts)

On November 19, 2009, the Court in the Trade Secret Case issued a Memorandum Decision and Order of Contempt (the “Contempt Order”), in which the Court made findings of fact and found that Lonny Bowers, Jun Yang, WideBand Solutions, Inc. (a Massachusetts company) and Dial HD, Inc. (the “Contempt Defendants”), were in contempt of the Court’s orders.  The Court found that the Contempt Defendants had violated the court’s April 2009 Permanent Injunction and August 2009 Temporary Restraining Order by repackaging, marketing, and selling the infringing WideBand Simphonix products through Dial HD, under the names AEC4 and HD4551.  The Court found that the Contempt Defendants were also doing the same thing with the infringing WideBand WC301 product, in the guise of a product under the company name Longoo, and product name ACON1001.  The Court ordered the Contempt Defendants to stop producing, marketing, selling, and delivering these infringing products, and also on November 19, 2009, issued an Amended Permanent Injunction implementing these orders.  The Contempt Order required the Contempt Defendants to purge themselves of their contempt, including by disclosing certain information and returning certain things, i.e., products and code, to ClearOne.  On January 8, 2010, the Court found that the Contempt Defendants had not purged themselves of their contempt, and issued bench warrants for the arrest of Lonny Bowers and Jun Yang.

On January 29, 2010, the Court issued an order awarding ClearOne attorney fees and costs incurred in pursuing the Contempt Order, against the Contempt Defendants, in the amount of $185.

On February 3, 2010, the Court in the Trade Secret Case awarded ClearOne an additional $12 against the WideBand Defendants, in relation to costs ClearOne had incurred in having certain of WideBand Defendants’ computers imaged by a computer forensic expert.

On March 25, 2010, the District Court in the Trade Secret Case affirmed an earlier order issued by the Magistrate Judge on January 29, 2010, awarding us attorney fees and costs, in the amounts of $984 jointly and severally against Biamp, Andrew Chiang, Jun Yang, Lonny Bowers, WideBand Solutions, Inc., and Versatile DSP; in the additional amount of $118 against Biamp only; and in the additional amount of $908 against the WideBand Defendants only.  We have filed a motion requesting that the Court order Biamp to post an additional cash bond in the amount of the fee and cost award against Biamp, or more precisely in the amount of $1,102.

On April 7, 2010, the Court issued an Order to Show Cause, commanding Donald Bowers to appear at a hearing set for May 27, 2010, and show why he should not be added to the findings of contempt described in the Contempt Order.  Among other things, we will ask that Donald Bowers be held jointly and severally liable for ClearOne’s costs and fees incurred in pursuing the contempt and related issues.

While we intend to vigorously pursue collection of the damage awards, there can be no assurance that we will ultimately collect on all or a portion of the award.  Furthermore, the jury’s verdict and damage awards are subject to appeal by one or more of the defendants.

The Lonny Bowers Connecticut Actions:   Lonny Bowers, one of the WideBand Defendants, has filed a series of pro se lawsuits against ClearOne and others.  The first such lawsuit was filed on or about July 27, 2009, against ClearOne, attorney James E. Magleby (who is one of the lawyers representing us in the WideBand matters), and the Honorable Tena Campbell (the judge in the Trade Secret Case), in the United States District Court for the District of Connecticut.  The claims asserted by Lonny Bowers in that case related to various events occurring in the Trade Secret Case in Utah, including claims that Lonny Bowers’ civil rights had been violated by the defendants.  We filed a motion to dismiss that lawsuit, or in the alternative to have the lawsuit transferred to the United States District Court for the District of Utah.  On March 5, 2010, the case was dismissed with prejudice as to all defendants.

On or about November 20, 2009, Lonny Bowers filed his second pro se lawsuit, this time against ClearOne and three witnesses in the Trade Secret Action (Thomas Makovicka, Tracy Bathurst, and Derek Graham).  Again, the claims asserted by Lonny Bowers in that case relate to various events occurring in the Trade Secret Action in Utah, and Lonny Bowers styled his claims as being for restraint of trade, libel, and perjury.  The Company has filed a motion to dismiss that lawsuit, or in the alternative to have the lawsuit transferred to the United States District Court for the District of Utah.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except per share amounts)

Finally, on or about March 17, 2010, Lonny Bowers filed his third pro se lawsuit, this time against ClearOne only, in the Superior Court, Judicial District of New Britain, State of Connecticut.  We removed this case to the United States District Court for the District of Connecticut.  Again, the claims asserted by Lonny Bowers in that case relate to various events occurring in the Trade Secret Action in Utah, and Lonny Bowers styled his claim as being one for identity theft.  The Company has filed a motion to dismiss that lawsuit, or in the alternative to have the lawsuit transferred to the United States District Court for the District of Utah.

We believe the asserted and pending claims by Lonny Bowers are meritless and estimate that any potential loss from these claims is remote.

The DialHD Georgia Action :   During July 2009, DialHD and Donald Bowers filed a lawsuit against us in the Superior Court of Columbia County in the State of Georgia.  DialHD is apparently owned in whole or in part by Donald Bowers, who is the father of WideBand defendant Lonny Bowers.  The complaint asserts that we have interfered with DialHD’s business relationships, conducted abusive litigation, and engaged in RICO violations.  The claims asserted in this case relate to various events occurring in the Trade Secret Case in Utah.  We have filed a motion to dismiss that lawsuit, or in the alternative to have the lawsuit transferred to the United States District Court for the District of Utah.  Donald Bowers and DialHD have filed a request to amend the complaint, which we have opposed.  We believe the asserted and pending claims by Donald Bowers and DialHD are meritless and estimate that any potential loss from this claim is remote.

Conclusion: These litigations are subject to all of the risks and uncertainties of litigation and there can be no assurance as to the probable result of the litigations.

The Company believes it is adequately accrued for the aforementioned contingent liabilities. While we intend to defend ourselves in the above matters vigorously and diligently, there exists the possibility of adverse outcomes that we estimate could be up to $3,000. If these adverse outcomes were to occur, our financial position, results of operations and cash flows could be negatively affected materially for the period in which the adverse outcomes are known.

10.  Shareholders’ Equity

Stock Buy-Back Program

On August 30, 2007, the Company announced that its Board of Directors had approved a stock buy-back program to purchase up to $3,625 of the Company’s common stock over a 12 month period in open market and private block transactions. On May 1, 2008 the Company announced that its Board of Directors authorized the purchase of up to an additional $1,000 of the Company’s common stock. Each of these approved share repurchase programs have expired. In conjunction with these stock buy-back programs, the Company repurchased 835,000 shares for approximately $4,300 during the year ended June 30, 2008. All repurchased shares were immediately retired.

Tender Offer Program

On August 11, 2008, we announced that our Board of Directors authorized the repurchase of up to 2,000,000 of our shares in a modified Dutch auction tender offer at a price per share of no less then $4.00 and no greater than $5.00 per share.  Under the tender offer, which expired on September 16, 2008, we repurchased 1,342,620 shares, or approximately 13% of shares outstanding, for approximately $6,770 at a price per share of $5.00 during the year ended June 30, 2009.  All repurchased shares were immediately retired.

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

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except per share amounts)

The Company’s 1998 Incentive Plan (the “1998 Plan”) had shares of common stock available for issuance to employees and directors.  Through December 1999, 1,066,000 options were granted that would cliff vest after 9.8 years; however, such vesting was accelerated for 637,089 of these options upon meeting certain earnings per share goals through the fiscal year ended June 30, 2003.  Subsequent to December 1999 and through June 2002, 1,248,250 options were granted that would cliff vest after 6.0 years; however, such vesting was accelerated for 300,494 of these options upon meeting certain earnings per share goals through the fiscal year ended June 30, 2005.  As of December 31, 2009, 250 and 12,250 of these options that cliff vest after 9.8 and 6.0 years, respectively, remain outstanding.

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

Of the options granted subsequent to June 2002, all vesting schedules are based on 3 or 4-year vesting schedules, with either one-third or one-fourth vesting on the first anniversary and the remaining options vesting ratably over the remainder of the vesting term. Generally, directors and officers have 3-year vesting schedules and all other employees have 4-year vesting schedules. Additionally, in the event of a change in control or the occurrence of a corporate transaction, the Company’s Board of Directors have the authority to elect that all unvested options shall vest and become exercisable immediately prior to the event or closing of the transaction. All options outstanding as of December 31, 2009 had contractual lives of ten years. Under the 1998 Plan, 2,500,000 shares were authorized for grant. As of December 31, 2009, there were 979,461 options outstanding under the 1998 Plan, which includes the cliff vesting and 3 or 4-year vesting options discussed above. As of December 31, 2009 there were 246,656 options outstanding under the 2007 Plan.

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

The Company uses judgment in determining the fair value of the share-based payments on the date of grant using an option-pricing model with assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to, the risk-free interest rate of the awards, the expected life of the awards, the expected volatility over the term of the awards, the expected dividends of the awards, and an estimate of the amount of awards that are expected to be forfeited.  The Company uses the Black-Scholes option pricing model to determine the fair value of share-based payments granted under the guidelines of ASC Topic 718.

In applying the Black-Scholes methodology to the options granted the Company used the following assumptions:

	Six months ended December 31, 2009	Year Ended June 30, 2009	Year Ended June 30, 2008
Risk-free interest rate, average	2.2%	2.4%	4.5%
Expected option life, average	3.9 years	3.9 years	4.3 years
Expected price volatility, average	51.6%	54.1%	73.9%
Expected dividend yield	0.0%	0.0%	0.0%
Expected annual forfeiture rate	10.0%	10.0%	10.0%

The risk-free interest rate is determined using the U.S. Treasury rate in effect as of the date of the grant, based on the expected life of the stock option.  The expected life of the stock option is determined using historical data.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except per share amounts)

The expected price volatility is determined using a weighted average of daily historical volatility of the Company’s stock price over the corresponding expected option life.  The Company does not currently intend to distribute any dividend payments to shareholders.  Under guidelines of ASC Topic 718, the Company recognizes compensation cost net of an expected forfeiture rate and recognized the associated compensation cost for only those awards expected to vest on a straight-line basis over the underlying requisite service period.  The Company estimated the forfeiture rates based on its historical experience and expectations about future forfeitures.  The Company determined the annual forfeiture rate for options that will cliff vest after 9.8 or 6.0 years to be 38.0 percent and the annual forfeiture rate for options that vest on 3 or 4 year vesting schedules to be 10.0 percent.

The following table shows the stock option activity:

	Number of Shares	Weighted Average Exercise Price

Outstanding at June 30, 2007	1,273,199	$5.38

Granted	319,000	6.13
Expired and canceled	(68,058)	7.39
Forfeited prior to vesting	(96,727)	5.23
Exercised	(228,368)	3.47
Outstanding at June 30, 2008	1,199,046	5.85

Granted	263,500	3.79
Expired and canceled	(29,047)	6.31
Forfeited prior to vesting	(149,614)	4.69
Exercised	(40,799)	3.29
Outstanding at June 30, 2009	1,243,086	5.62

Granted	102,500	2.70
Expired and canceled	(68,499)	6.68
Forfeited prior to vesting	(50,970)	2.84
Exercised	—	-
Outstanding at December 31, 2009	1,226,117	5.44
Exercisable	983,208	$5.76

The following table summarizes information about stock options outstanding as of December 31, 2009:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Options Exercisable	Weighted Average Exercise Price

$0.00 to $4.00	665,211	$3.46	6.8	471,558	$3.52
$4.01 to $8.00	435,656	6.08	5.7	394,952	6.09
$8.01 to $12.00	50,000	11.94	0.7	50,000	11.94
$12.01 to $16.00	74,500	14.74	0.7	66,275	14.99
$16.01 to $20.00	750	18.80	0.3	423	19.13

Total	1,226,117	$5.44	5.8	983,208	$5.76

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except per share amounts)

The following table summarizes information about non-vested stock options outstanding as of December 31, 2009:

Non-vested Shares	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested at June 30, 2009	296,773	$2.48
Granted	102,500	1.12
Vested	(105,394)	2.69
Forfeited prior to vesting	(50,970)	1.24
Non-vested at December 31, 2009	242,909	$2.07

As of December 31, 2009, the total compensation cost related to stock options not yet recognized and before the affect of any forfeitures was $379, which is expected to be recognized over approximately the next 3 years on a straight-line basis.

The weighted-average estimated grant date fair value of the stock options granted during the period ended December 31, 2009, and fiscal years ended June 30, 2009 and 2008 was $1.12, $1.64 and $3.69 per share, respectively.

12.  Significant Customers

Sales to significant customers that represented more than 10 percent of total revenues are as follows:

	Six months ended	Year Ended	Year Ended
	December 31, 2009	June 30, 2009	June 30, 2008
Customer A	26.5%	31.0%	31.0%
Customer B	12.6%	15.0%	14.4%
Customer C	10.9%	12.0%	14.4%
Total	50.0%	58.0%	59.8%

The following table summarizes the percentage of total gross accounts receivable from significant customers.

	As of December 31, 2009	As of June 30, 2009	As of June 30, 2008
Customer A	24.2%	19.2%	22.5%
Customer B	12.2%	15.5%	15.3%
Customer C	10.6%	9.1%	12.3%
Total	47.0%	43.8%	50.1%

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

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except per share amounts)

13.  Retirement Savings and Profit Sharing Plan

The Company has a 401(k) retirement savings and profit sharing plan to which it makes discretionary matching contributions, as authorized by the Board of Directors.  All full-time employees who are at least 21 years of age and have a minimum of sixty days of service with the Company are eligible to participate in the plan.  The Company’s contribution is determined annually by the board of directors.  The Company’s retirement plan contribution expense for the six months ended December 31, 2009 and fiscal years ended June 30, 2009 and 2008 totaled $0, $107 and $108, respectively.

14.  Income Taxes

Income (loss) from continuing operations before income taxes consisted of the following:

	Six months ended December 31, 2009	Year Ended June 30, 2009	Year Ended June 30, 2008
U.S.	$(36)	$3,166	$2,296
Non U.S.	140	56	(149)
Total	$104	$3,222	$2,147

The benefit (provision) for income taxes on income from continuing operations consisted of the following:

	Six months ended December 31, 2009	Year Ended June 30, 2009	Year Ended June 30, 2008
Current:
U.S. Federal	$52	$(236)	$(1,396)
U.S. State	(38)	(405)	(61)
Non-U.S.	—	(5)	—
Total current	14	(646)	(1,457)

Deferred:
U.S. Federal	264	16	3,663
U.S. State	(6)	562	890
Change in deferred before valuation allowance	258	578	4,553
Change in valuation allowance	48	(927)	—
Total deferred	306	(349)	4,553
(Provision) benefit for income taxes	$320	$(995)	$3,096

The following table presents the principal reasons for the difference between the actual effective income tax rate and the expected U.S. federal statutory income tax rate of 34.0 percent on income from continuing operations:

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except per share amounts)

	Six months ended December 31, 2009	Year Ended June 30, 2009	Year Ended June 30, 2008
U.S. federal statutory income tax rate at 34.0 percent	$(36)	$(1,096)	$(730)
State income tax (provision) benefit, net of federal income tax effect	(21)	(454)	547
Repatriated foreign earnings	—	—	(308)
Foreign tax credit	—	—	185
Non-deductible ASC Topic 718 compensation expense	(20)	—	(106)
Research and development credit	152	343	58
Foreign earnings or losses taxed at different rates	48	14	(45)
Uncertain tax positions	(42)	(53)	(295)
Non-deductible items and other	211	334	51
Change in valuation allowance	28	(83)	3,739
Tax (provision) benefit	$320	$(995)	$3,096

Deferred income taxes are determined based on the differences between the financial reporting and income tax bases of assets and liabilities using enacted income tax rates expected to apply when the differences are expected to be settled or realized.  Significant components of the net U.S. deferred income tax assets and (liabilities) were as follows:

	As of December 31, 2009		As of June 30, 2009		As of June 30,2008
	Current	Long-term	Current	Long-term	Current	Long-term
Deferred revenue	$1,116	$—	$1,118	$—	$1,462	$—
Basis difference in intangible assets	—	(707)	—	525	—	599
Inventory reserve	1,697	—	1,471	—	815	—
Net operating loss carryforwards	—	885	—	211	—	10
Accumulated research and development credits	—	1,145	—	852	—	341
Alternative minimum tax credits	—	409	—	409	—	287
Accrued liabilities	256	—	255	—	848	—
Deductible SFAS 123R compensation expense	—	691	—	638	—	513
Allowance for sales returns and doubtful accounts	37	—	37	—	34	—
Difference in property and equipment basis	—	(527)	—	(517)	—	(324)
Other	23	(14)	89	(31)	9	213
Total net deferred income tax asset	3,129	1,882	2,970	2,087	3,168	1,639
Less: Valuation allowance	—	(880)	—	(928)	—	—
Net deferred income tax asset	$3,129	$1,002	$2,970	$1,159	$3,168	$1,639

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except per share amounts)

The Company has not provided for U.S. deferred income taxes or foreign withholding taxes on undistributed earnings of its non-U.S. subsidiary located in Hong Kong since these earnings are intended to be reinvested indefinitely in operations in Hong Kong, in accordance with guidelines contained in ASC Topic 740, Accounting for Income Taxes.  It is not practical to estimate the amount of additional taxes that might be payable on such undistributed earnings.  For other non-U.S. subsidiaries the Company provides for U.S. deferred income taxes or foreign withholding taxes on undistributed earnings.  As of December 31, 2009 there were no significant earnings on which to provide U.S. taxes.

In accordance with ASC  Topic 740, the Company analyzed its valuation allowance at June 30, 2009 and determined that, based upon available evidence, it is more likely than not that certain of its deferred tax assets may not be realized and, as such, has established a valuation allowance against certain deferred tax assets.  These deferred tax assets include capital and unrealized loss carryovers, and certain state net operating loss carryovers and state research and development credits.  At December 31, 2009 the Company continued to record a valuation allowance against its capital loss carryover and state research and development credits.  During the six months ended December 31, 2009 the Company reversed its unrealized loss carryforward after the asset this loss was associated with was disposed of and the Company withdrew from certain states that had the net operating loss carryover that the Company had recorded a valuation allowance against.

As of December 31, 2009, the Company had federal alternative minimum tax (“AMT”) credit carryforwards of $409 which have no expiration date.  The Company had federal and state research credit carryovers of $320 and $825, respectively, which will begin to expire in 2029 and 2016, respectively, if not utilized.  The Company has federal and state net operating loss (“NOL”) carryforwards of approximately $2,123 and $3,271, respectively.  The federal NOL carryforwards will begin to expire in 2029.  The state NOL carryforwards will expire depending on the rules of the various states to which the carryovers relate.

During the six months ended December 31, 2009, the Company acquired all of the stock of NetStreams, Inc. (“NetStreams”).  As of the last filing of NetStreams federal income tax return, NetStreams had approximately $27,800 in federal NOL carryovers.  Due to change in ownership limitations imposed by Internal Revenue Code Section 382, the Company will only be able to utilize approximately $1,200 of these NOL carryovers.  Additionally, due to these change in ownership rules, the Company will only be able to utilize approximately $63 a year of NetStreams’ NOL carryovers.

The Company adopted the provisions of Topic 740 related to uncertain tax positions on July 1, 2007.  This interpretation clarifies the accounting for uncertain tax positions and requires companies to recognize the impact of a tax position in their financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position.

The total liability for unrecognized tax benefits at December 31, 2009 and June 30, 2009 and 2008, including temporary tax differences, was $1,304, $1,262 and $1,209, respectively, of which $1,232, $1,189 and $1,054, respectively, would favorably impact our effective tax rate if recognized.  As of December 31, 2009 and June 30, 2009 and 2008, we accrued $84, $63 and $57, respectively, in interest and penalties related to unrecognized tax benefits.  We account for interest expense and penalties for unrecognized tax benefits as part of our income tax provision.  We do not anticipate that unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.

During the six month period ended December 31, 2009, we increased our liability for unrecognized tax benefits by $42.  Of our total liability for unrecognized tax benefits, approximately $49 would favorably impact our effective tax rate if recognized.  Included in this amount is approximately $33 for the six months ended December 31, 2009 related to interest and penalties expense.  We did not record any unrecognized tax benefit related to the lapse of applicable statutes of limitations during this six month period.

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

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax positions is as follows:

	Six months ended December 31, 2009	Year ended June 30, 2009	Year ended June 30, 2008
Unrecognized tax benefits, beginning balance	$1,199	$1,152	$862
Tax positions taken in a prior period
Gross increases	—	163	63
Gross decreases	(28)	—	—
Tax positions taken in the current period
Gross increases	49	97	419
Settlements with taxing authorities	—	—	—
Lapse of applicable statute of limitations	—	(213)	(192)
Unrecognized tax benefits, ending balance	$$1,220	$1,199	$1,152

The Company’s U.S. federal income tax returns for 2007 through 2009 are open tax years.  The Company also files in various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state, or non-U.S. income tax examinations by tax authorities for years prior to 2007.  The Company is currently under audit by the Internal Revenue Service (“IRS”) for its 2008 tax return.  As of the report date, the audit by the IRS has not progressed to a point to where any estimate can be made of adjustments that may be proposed by the IRS.

15.  Geographic Sales Information

The United States was the only country to contribute more than 10 percent of total revenues in each fiscal year.  The Company’s revenues are substantially denominated in U.S. dollars and are summarized geographically as follows:

	Six months ended December 31, 2009	Year Ended June 30, 2009	Year Ended June 30, 2008
United States	$10,774	$24,214	$27,371
All other countries	6,062	11,486	11,387
Total	$16,836	$35,700	$38,758

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except per share amounts)

16.  Prior year information comparable to transition period

Unaudited Condensed Balance Sheet as of December 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$2,323
Marketable securities	9,628
Receivables, net of allowance for doubtful accounts of $64	7,546
Inventories, net	13,094
Deferred income taxes	3,124
Prepaid expenses and other assets	1,219
Total current assets	36,934
Property and equipment, net	2,768
Long-term deferred tax asset	724
Other assets	63
Total assets	$40,489

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,736
Accrued liabilities	3,308
Deferred product revenue	5,320
Total current liabilities	10,364
Deferred rent	622
Other long-term liabilities	1,372
Total liabilities	12,358

Shareholders' equity:
Common Stock	9
Additional paid-in capital	38,191
Accumulated other comprehensive income	36
Accumulated deficit	(10,105)
Total shareholders' equity	28,131
Total liabilities and shareholders' equity	$40,489

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except per share amounts)

Unaudited Condensed Income Statement for six months ended December 31, 2008

Revenue	$21,037
Cost of goods sold	7,887
Gross profit	13,150
Sales and marketing	3,911
Research and product development	3,620
General and administrative	2,328
Operating income	3,291
Interest income, net	206
Other expense, net	(45)
Income before income taxes	3,452
Provision for income taxes	(1,183)
Net income	$2,269

Basic earnings per common share	$0.24
Diluted earnings per common share	$0.24

Basic weighted average shares outstanding	9,501,381
Diluted weighted average shares outstanding	9,600,291

Unaudited Condensed Cash flow statement for six months ended December 31, 2008

Cash flows from operating activities:
Net cash used in operating activities	$(2,242)

Cash flows from investing activities:
Purchase of property and equipment	(635)
Sale of marketable securities	8,626
Net cash provided by investing activities	7,991

Cash flows from financing activities:
Proceeds from the issuance of common stock	17
Common stock purchased and retired	(6,768)
Tax benefit attributable to exercise of stock options	(2)
Net cash used in financing activities	(6,753)

Net decrease in cash and cash equivalents	(1,004)
Cash and cash equivalents at the beginning of the year	3,327
Cash and cash equivalents at the end of the year	$2,323

Supplemental disclosure of cash flow information:
Cash paid for interest	$1
Cash paid for income taxes	914

Supplemental disclosure of non-cash financing activities:
Exchanged accounts receivable from a vendor with accounts payable
to the same vendor	$446
Unrealized gain on marketable securities, net of tax of $434	730

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except per share amounts)

17.  Subsequent Events

The Company received $350 from the escrow deposit, currently classified under “Prepaid Expenses and Other Assets” towards the final working capital adjustment to reduce the consideration paid on the acquisition and merger of NetStreams, Inc.

The Company repaid the full balance of $2,000, currently classified under “Current Maturities of Long Term Debt” along with interest. The loan was assumed as part of the acquisition of NetStreams, Inc.

The Company evaluated its Consolidated Financial Statements as of and for the period ended December 31, 2009 for subsequent events through the date the Financial Statements were available to be issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.