Form 10-Q
period 2010-03-31
CLEARONE COMMUNICATIONS INC
filed 2010-05-17
CIK 840715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission file number: 001-33660

CLEARONE COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0398877
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

5225 Wiley Post Way, Suite 500, Salt Lake City, Utah	84116
(Address of principal executive offices)	(Zip Code)

(801) 975 - 7200
(Registrant's telephone number, including area code)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [x] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ]No[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Larger Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [x]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  8,929,279 shares issued and outstanding as of May 17, 2010

CLEARONE COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2010

i

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	Unaudited	Audited
	As of March 31, 2010	As of December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$9,428	$9,494
Receivables, net of allowance for doubtful accounts of $103 and $103, respectively	6,636	6,571
Inventories, net	6,468	6,236
Deferred income taxes	3,152	3,128
Prepaid expenses and other assets	760	1,609
Total current assets	26,444	27,038

Long-term inventories, net	5,172	6,412
Property and equipment, net	3,059	3,246
Intangibles, net	3,008	3,095
Goodwill	726	726
Long-term deferred tax asset	1,093	1,037
Other assets	21	21
Total assets	$39,523	$41,575

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	1,586	2,304
Accrued liabilities	2,131	1,768
Current maturities of long-term debt	—	2,000
Deferred product revenue	4,836	4,707
Total current liabilities	8,553	10,779

Deferred rent	428	466
Other long-term liabilities	1,152	1,232
Total liabilities	10,133	12,477

Shareholders' equity:
Common stock, par value $0.001, 50,000,000 shares authorized, 8,929,244 and 8,929,134 shares issued and outstanding, respectively	9	9
Additional paid-in capital	38,885	38,810
Accumulated deficit	(9,504)	(9,721)
Total shareholders' equity	29,390	29,098
Total liabilities and shareholders' equity	$39,523	$41,575

See accompanying notes to unaudited condensed consolidated financial statements.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Quarter ended March 31, 2010	Quarter ended March 31, 2009
Revenue	$8,356	$7,602
Cost of goods sold	3,161	3,549
Gross profit	5,195	4,053

Operating expenses:
Sales and marketing	1,902	1,690
Research and product development	1,904	1,810
General and administrative	932	123
Total operating expenses	4,738	3,623

Operating income	457	430

Other (expense) income, net	(132)	60

Income before income taxes	325	490
Provision for income taxes	(108)	(130)
Net income	$217	$360

Basic earnings per common share	$0.02	$0.04
Diluted earnings per common share	$0.02	$0.04

Basic weighted average shares outstanding	8,929,174	8,914,000
Diluted weighted average shares outstanding	9,036,225	9,032,383

See accompanying notes to unaudited condensed consolidated financial statements.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Quarter ended March 31, 2010	Quarter ended March 31, 2009
Cash flows from operating activities:
Net income	$217	$360
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization expense	290	181
Stock-based compensation	75	158
Write-off of inventory	85	266
Loss on disposal of assets and fixed asset write-offs	111	—
Provision for doubtful accounts	—	8
Changes in operating assets and liabilities:
Receivables	(65)	1,833
Deferred income taxes	(80)	200
Note receivable	—	9
Inventories	923	(1,444)
Prepaid expenses and other assets	499	(88)
Accounts payable	(718)	1,210
Accrued liabilities	363	(1,517)
Income taxes	—	(584)
Deferred product revenue	129	(774)
Other assets/liabilities, net	(80)	—
Net cash provided by (used in) operating activities	1,749	(182)

Cash flows from investing activities:
Escrow proceeds received pursuant to NetStreams acquisition	350	—
Purchase of property and equipment	(165)	(81)
Sale of marketable securities	—	8,728
Net cash provided by (used in) investing activities	185	8,647

Cash flows from financing activities:
Proceeds from the issuance of common stock - options	—	118
Principal payments on long-term debt	(2,000)	—
Tax benefit from stock options	—	2
Net cash provided by (used in) financing activities	(2,000)	120

Net increase in cash and cash equivalents	(66)	8,585
Cash and cash equivalents at the beginning of the period	9,494	2,323
Cash and cash equivalents at the end of the period	$9,428	$10,908

Supplemental disclosure of cash flow information:
Cash paid for interest	$61	$—
Cash paid for income taxes	3	723

Supplemental disclosure of non-cash activities:
Exchanged accounts receivable from a vendor with accounts payable to the same vendor	$—	$205
Unrealized loss on marketable securities, net of tax of $0 and $26	—	(44)

See accompanying notes to unaudited condensed consolidated financial statements.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited – Dollars in thousands)

1.  Basis of Presentation

The fiscal year for ClearOne Communications, Inc. and its subsidiaries (collectively, “ClearOne” or the “Company”) is the 12 months ending on December 31st.  The consolidated financial statements include the accounts of ClearOne and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The accompanying interim consolidated financial statements for the three month periods ended March 31, 2010 and 2009 has been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are not audited. Certain information and footnote disclosures, that are usually included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been either condensed or omitted in accordance with SEC rules and regulations. The accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of March 31, 2010, the results of operations for the quarters ended March 31, 2010 and 2009, and the condensed statements of cash flows for the quarters ended March 31, 2010 and 2009. The results of operations for the quarters ended March 31, 2010 and 2009 are not necessarily indicative of the results for a full-year period.  These interim consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2009 and transition report on Form 10-KT for six months ended December 31, 2009 filed with the SEC.

2.  Business Combination, Goodwill and Intangibles

During November 2009 the Company acquired NetStreams, Inc. and recorded an allocation of the associated purchase price. The measurement period for purchase price allocation ends as soon as information on the facts and circumstances becomes available, but will not exceed twelve months from the date of acquisition. Adjustments in the purchase price allocation may require a recasting of the amounts allocated to goodwill retroactive to the period in which the acquisition occurred.

During the quarter ended March 31, 2010 the Company revised the amount of Goodwill recorded on the acquisition of NetStreams, Inc. by $57 retrospectively to the acquisition date as of November 3, 2009 as follows:

Decrease in Receivables	$(91)
Decrease in Deferred income taxes - Current	(1)
Increase in Long-term deferred tax asset	35
Increase in Goodwill	$(57)

The consolidated balance sheets as of March 31, 2010 and December 31, 2009 reflect this adjustment. The adjustment was necessary to account for facts related to receivables acquired which became known to us during the quarter ended March 31, 2010. None of the amounts included in the goodwill are deductible for tax purpose.

During the quarter ended March 31, 2010, we received $350 from the sellers of NetStreams, Inc. out of the initial escrow deposit as a result of the final working capital adjustment prescribed in the acquisition agreement.

Intangibles

	Estimated useful lives (Years)	Gross	Accumulated amortization	Net
Tradename	7	$435	$25	$410
Patents and Technological Know-how	10	2,070	87	1,983
Proprietary Software	3	215	30	185
Other	5	49	19	30
		2,769	161	2,608
In-process Research and Development	Indefinite	400	-	400
Total		$3,169	$161	$3,008

During the quarters ended March 31, 2010 and 2009, intangibles with finite lives were amortized $87 and $2 respectively.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited – Dollars in thousands)
3.  Inventories

Inventories, net of reserves, consisted of the following:

	As of March 31, 2010	As of December 31, 2009
Current:
Raw materials	$349	$453
Finished goods	6,119	5,783
	$6,468	$6,236

Long-term:
Raw materials	$1,127	$1,056
Finished goods	4,045	5,356
	$5,172	$6,412

Long-term inventory represents inventory held in excess of our current requirements based on our recent sales and forecasted level of sales. We have developed programs to reduce the inventory to normal operating levels in the near future. We expect to sell the above inventory, net of reserves, at or above the stated cost and believe that no loss will be incurred on its sale.

Current finished goods include consigned inventory in the amounts of approximately $2,034 and $1,846 as of March 31, 2010 and December 31, 2009, respectively. Consigned inventory represents inventory at distributors and other customers where revenue recognition criteria have not been achieved.

The losses (benefit) incurred on valuation of inventory at lower of cost or market value and write-off of obsolete inventory amounted to $85 and $686 during the quarters ended March 31, 2010 and 2009 respectively.

4.  Share-based Compensation

Share-based compensation expense has been allocated as follows:

	Quarter ended March 31, 2010	Quarter ended March 31, 2009
Cost of Goods Sold	$-	$-
Sales and Marketing	11	25
Research and Development	7	7
General and Administrative	57	124
	$75	$156

As of March 31, 2010, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, was approximately $353.

During the quarter ended March 31, 2010 and 2009, we granted 51,750 and 0 stock options, respectively.  We use judgment in determining the fair value of the share-based payments on the date of grant using an option-pricing model with assumptions regarding a number of highly complex and subjective variables.  These variables include the risk-free interest rate of the awards, the expected life of the awards, the expected volatility over the term of the awards, the expected dividends of the awards, and an estimate of the amount of awards that are expected to be forfeited.  We use the Black-Scholes option pricing model to determine the fair value of share-based payments granted under ASC Topic 718.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited – Dollars in thousands)
5.  Shareholders’ Equity

During the quarter ended March 31, 2010 and 2009, shareholders’ equity changed as follows:

	Quarter ended March 31, 2010	Quarter ended March 31, 2009
Balance at the beginning of the period	$29,098	$28,131
Net Income during the period	217	360
Stock based compensation	75	156
Exercise of stock options	-	124
Unrealized loss on marketable securities net of tax, $26	-	(44)
Balance at end of the period	$29,390	$28,727

6.  Other (expense) income, net

The details of other (expense) income, net are as follows:

	Quarter ended March 31, 2010	Quarter ended March 31, 2009
Interest income	$23	$41
Interest expense	(51)	-
Gain (loss) on disposal of property and equipment	(111)	-
Other	7	19
	$(132)	$60

7. Income Taxes

During the quarter ended March 31, 2010, we recorded approximately $80 related to unrecognized tax benefits that would favorably impact our effective tax rate if recognized.  The total outstanding balance for liabilities related to unrecognized tax benefits at March 31, 2010 was approximately $1,225 of which $80 was associated with interest and penalties. We account for interest expense and penalties for unrecognized tax benefits as part of our income tax provision.

8. Subsequent Events

The Company evaluated its Condensed Consolidated Financial Statements as of and for the quarter ended March 31, 2010 for subsequent events through the date the Financial Statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

9.  Recent Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) issued in February 2010, Accounting Standards Update (‘ASU”) 2010-09 affecting Accounting Standards Codification (“ASC”) Topic 855, Subsequent Events. The update removed the requirement for a SEC filer to disclose a date through subsequent events have been evaluated in both issued and revised financial statements. The Company adopted the guidelines effective February 2010 and its adoption has no impact on the Company’s financial positions, results of operations or cash flows.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements in this report, other than statements of historical fact, are forward-looking statements for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing.  All forward-looking statements included in this report are made as of the date hereof and are based on information available to us as of such date.  We assume no obligation to update any forward-looking statement.   In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,”  “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology.  Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that any such expectations or any forward-looking statement will prove to be correct.  Our actual results will vary, and may vary materially, from those projected or assumed in the forward-looking statements.  Future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, without limitation, product recalls and product liability claims; infringement of our technology or assertion that our technology infringes the rights of other parties; termination of supplier relationships, or failure of suppliers to perform; inability to successfully manage growth; delays in obtaining regulatory approvals or the failure to maintain such approvals; concentration of our revenue among a few customers, products or procedures; development of new products and technology that could render our products obsolete; market acceptance of new products; introduction of products in a timely fashion; price and product competition, availability of labor and materials, cost increases, and fluctuations in and obsolescence of inventory; volatility of the market price of our common stock; foreign currency fluctuations; changes in key personnel; work stoppage or transportation risks; and other factors referred to in our press releases and reports filed with the SEC, including our Annual Report on Form 10-K for the year ended June 30, 2009 and transition report on Form 10-KT for the six months ended December 31, 2009. All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Additional factors that may have a direct bearing on our operating results are discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2009 and transition report on Form 10-KT for the six months ended December 31, 2009.

Business Overview

ClearOne is a global communications solutions company that develops and sells audio conferencing, collaboration, streaming media, and connectivity systems and other related products for audio, video, and web applications. The reliability, flexibility and performance of our advanced comprehensive solutions enhance the quality of life through better communication, education, and entertainment.

We develop, manufacture, market, and service a comprehensive line of high-quality audio conferencing products under personal, tabletop, premium and professional (installed audio) categories. We occupy the number one position in the global professional audio conferencing market with more than 50% of the global market share.   Our conferencing solutions save organizations time and money by creating a natural environment for collaboration.

NetStreams, Inc, a subsidiary of ClearOne, is a pioneer in digital media networks based on Internet Protocol (IP) technology that is used in a wide variety of applications, including digital signage, corporate video distribution, network operations centers and government facilities, and large venues in such industries as hospitality, entertainment and casinos. NetStreams' digital streaming media and control systems support virtually any number of digital or analog sources, including high definition audio and video content to nearly an unlimited number of networked end points. By combining content and control signals in one data stream, ClearOne systems offer new levels of affordability, simplicity, reliability, and expandability, benefiting both installers and end-users with lower costs for installation, set-up, and support. NetStreams products are sold primarily in the residential electronics channel and the audio/video commercial channel.

The addition of NetStreams’ networked media and control distribution products to ClearOne’s portfolio of audio conferencing and related products presents a perfect fit for both businesses bringing complementary products and sales channels to both organizations. We believe this combination of high-quality audio conferencing and the ability to distribute media and control over IP based networks will enable us to provide a comprehensive high definition audio and video solution to better realize the true promise of audiovisual and IT convergence.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our conferencing & collaboration products are used by organizations of all sizes to accomplish effective group communication. Our networked media and control distribution systems are used by a wide range of customers from individual residential users to large enterprises. Our end-users range from some of the world’s largest and most prestigious companies and institutions to small and medium sized businesses, educational institutions, and government organizations as well as individual consumers. We sell our products to these end-users primarily through a network of independent distributors and resellers who in turn sell our products to dealers, systems integrators, and other value-added resellers. We also sell products directly to dealers, systems integrators, value-added resellers, and end-users.

The deep recession that affected the global economy continues to impact our financial condition. However, we are seeing encouraging signs of sustainable improvement. Our revenue during the quarter ended March 31, 2010 (“2010 Q1”) increased to $8.4 million from $7.6 million in the quarter ended March 31, 2009 (“2009 Q1”). The gross profit also increased by $1.1 million from $4.1 million in 2009 Q1 to $5.2 million in 2010 Q1. Net Income decreased by approximately $143,000 from $360,000 in 2009 Q1 to $217,000 in 2010 Q1. Please refer to detailed discussions that follow.

Analysis of Results of Operations

Results of Operations for the quarters ended March 31, 2010 and 2009

The following table sets forth certain items from our unaudited condensed consolidated statements of operations (in thousands) for the quarters ended March 31, 2010 and 2009, together with the percentage of total revenue which each such item represents:
	Quarter ended March 31, 2010		Quarter ended March 31, 2009		Variance Favorable (Unfavorable)
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Revenue	$8,356	100.0%	$7,602	100.0%	$754	9.9%
Cost of goods sold	3,161	37.8%	3,549	46.7%	388	10.9%
Gross profit	5,195	62.2%	4,053	53.3%	1,142	28.2%
Sales and marketing	1,902	22.8%	1,690	22.2%	(212)	-12.5%
Research and product development	1,904	22.8%	1,810	23.8%	(94)	-5.2%
General and administrative	932	11.2%	123	1.6%	(809)	-657.7%
Operating income	457	5.5%	430	5.7%	27	6.3%
Other (expense) income, net	(132)	-1.6%	60	0.8%	(192)	-320.0%
Income before income taxes	325	3.9%	490	6.4%	(165)	-33.7%
Provision for income taxes	(108)	-1.3%	(130)	-1.7%	22	-16.9%
Net income	$217	2.6%	$360	4.7%	$(143)	-39.7%

Revenue

Revenue for 2010 Q1 increased by approximately 9.9% over 2009 Q1. The increase was caused by the addition of NetStreams products to our portfolio of products ($657,000), increase in revenue from premium conferencing products due to new product introduction ($196,000), and continued rise in our personal product sales ($241,000). The increases were partially offset by a decrease in the revenue from tabletop products and an increase in rebates and discounts. Revenue from our professional conferencing products during 2010 Q1 was close to the revenue during 2009 Q1. However the share of revenue from professional conferencing products went down from 69% in 2009 Q1 to 63% during 2010 Q1.

During 2010 Q1 and 2009 Q1, the net change in deferred revenue was a net (deferral) recognition of ($129,000) and $709,000 in revenue, respectively. See “Critical Accounting Policies” under “Revenue and Associated Allowance for Revenue Adjustments and Doubtful Accounts” below for a detailed discussion of deferred revenue.

Costs of Goods Sold and Gross Profit

Costs of goods sold include expenses associated with finished goods purchased from contract manufacturers, in addition to other operating expenses, which include material and direct labor, our manufacturing and operations organization, property and equipment depreciation, warranty expenses, freight expenses, royalty payments, and the allocation of overhead expenses.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our gross profit margin (GPM), which is gross profit as a percentage of revenue, was 62% and 53% in 2010 Q1 and 2009 Q1, respectively.  Gross Profit improved during 2010 Q1 primarily due to the additional contribution to gross profit by NetStreams products sales, increased contribution from premium and personal products, and the reduction in inventory obsolescence by approximately $601,000.

Operating Expenses

2010 Q1 operating expenses were about $4.7 million, an increase of about $1.1 million from $3.6 million in 2009 Q1 or an increase of 30% over 2009 Q1 expenses.

Sales and Marketing (“S&M”) Expenses.   S&M expenses include selling, customer service, and marketing expenses such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses.   S&M expenses during 2010 Q1 increased by approximately $212,000, or 13% primarily due to additional expenditure incurred on NetStreams sales personnel and additional investment in NetStreams sales infrastructure partially offset by reduction in marketing related expenses, travel expenses and salaries.

Research and Development (“R&D”) Expenses .  R&D expenses include research and development and product line management, including employee-related costs, outside services, expensed materials and depreciation, and an allocation of overhead expenses.  R&D expenses during 2010 Q1 increased by 5% over expenses during 2009 Q1. The increase during 2010 Q1 was primarily due to compensation costs associated with additional NetStreams personnel, was offset by the decrease in salaries and project expenses.

General and Administrative (“G&A”) Expenses.   G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs, and corporate administrative costs, including finance, information technology and human resources.  G&A expenses during 2010 Q1 increased to approximately $932,000 when compared to approximately $123,000 during 2009 Q1. 2010 Q1 and 2009 Q1 G&A expenses were 11% and 2% of sales, respectively. The increase in 2010 Q1 was due primarily to higher legal expenses, partially offset by lower payroll and employee related expenses. During 2009 Q1 approximately $1.1 million of accrued legal expenses were reversed resulting in the reduction of G&A expenses to that extent. We continue to incur high legal expenses due to litigation to protect our intellectual property and to defend ourselves from indemnification claims made by former officers.

Operating income

Operating income during 2010 Q1 and 2009 Q1 was approximately $457,000 and $430,000, respectively. Operating income increased in 2010 Q1 due to higher gross profit from higher revenue, partially offset by increased costs due to NetStreams operations and higher legal costs.

Other (expense) income, net

Other income, net, includes interest income, interest expense, gain (loss) on the disposal of assets, and currency gain (loss). Other expense, net during 2010 Q1 was approximately $132,000 compared to other income of approximately $60 during 2009 Q1.  This increase was primarily due to a loss of approximately $111,000 incurred on disposal of fixed assets and interest expense of approximately $50,000.

Liquidity and Capital Resources

As of March 31, 2010, our cash and cash equivalents were approximately $9.4 million, a reduction of approximately $0.1 million compared to cash and cash equivalents of approximately $9.5 million as of December 31, 2009.

Net cash provided by operating activities was $1.7 million in 2010 Q1, an increase of $1.9 million from the net cash used in operating activities of approximately $182,000 in 2009 Q1.  The increase was primarily due to liquidation of inventory and increases in accrued liabilities, partially offset by increases in receivables and reductions in accounts payable.

Net cash flows provided by investing activities were approximately $185,000 in 2010 Q1, made up of the receipt of $350,000 of final working capital adjustment from the sellers of NetStreams, Inc. offset by the purchase of equipment of approximately $165,000. Net cash flows provided by investing activities in 2009 Q1 were higher due to sales of marketable securities of $8.7 million.

During 2010 Q1, $2 million of debt assumed in the acquisition of NetStreams was fully repaid, representing the cash used in financing activities. Net cash provided by financing activities during 2009 Q1 was approximately $120,000, being the proceeds received from issuance of stock upon exercise of stock options.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of March 31, 2010 our working capital was $17.9 million as compared to $16.3 million as of December 31, 2009.

We believe that future income from operations and effective management of working capital will provide the liquidity needed to meet our short-term and long-term operating requirements and finance our growth plans. We also believe that our strong financial position and solid business model would help us raise additional capital when needed to meet our short and long-term financing needs. In addition to capital expenditures, we may use cash during the near future for selective infusions of technological, marketing or product manufacturing rights to broaden our product offerings, and acquisitions that may strategically fit our business and are accretive to performance.

However, no assurance can be given that changes will not occur that would consume available capital resources at a rate more rapidly than anticipated and we may need or want to raise additional capital through debt or equity financing to fund our operations within this period of time.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our results of operations and financial position are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We evaluate our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. We believe that the estimates we use are reasonable; however, actual results could differ from those estimates. Our significant accounting policies are described in Note 2 to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report. We believe the policies described below identify our most critical accounting policies, which are those that are both important to the representation of our financial condition and results and requires our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

The accuracy of the deferred revenue and costs depend to a large extent on the accuracy of the inventory reports provided by certain of our distributors and other resellers and any material error in those reports would affect our revenue deferral. However we believe that the controls we have in place including periodic physical inventory verifications and analytical reviews would help us identify and prevent any material errors in such reports.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The amounts of deferred cost of goods sold were included in consigned inventory. The following table details the amount of deferred revenue, cost of goods sold, and gross profit:

	As of March 31, 2010	As of December 31, 2009
Deferred Revenue	$4,836	$4,707
Deferred Cost of Goods Sold	2,034	1,846
Deferred Gross Profit	$2,802	$2,861

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

Impairment of Goodwill and Intangible Assets

We allocated the purchase price of our acquisition of NetStreams, Inc. on the basis of well established valuation techniques performed by qualified experts. Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We intend to perform impairment tests on goodwill and intangible assets with an indefinite useful life, on an annual basis in the fourth fiscal quarter, or sooner if a triggering event occurs suggesting possible impairment of the values of these assets. Amounts recorded as goodwill and intangible assets with an indefinite useful life are $726,000 and $400,000, respectively. In response to changes in industry, technology and competitive circumstances we might be required to exit or dispose of the business acquired through NetStreams, Inc., which could result in an impairment of goodwill and intangible assets.

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

Accounting for Income Taxes

We are subject to income taxes in both the United States and in certain non-U.S. jurisdictions. We estimate our current tax position together with our future tax consequences attributable to temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation, and other reserves for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, prior year carryback, or future reversals of existing taxable temporary differences. To the extent we believe that recovery is not more likely than not, we establish a valuation allowance against these deferred tax assets. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. To the extent we establish a valuation allowance in a period we must include and expense the allowance within the tax provision in the consolidated statement of operations. Our valuation allowance at March 31, 2010 is $894,000.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Lower of Cost or Market Adjustments and Reserves for Excess and Obsolete Inventory

We account for our inventory on a first-in, first-out basis, and make appropriate adjustments on a quarterly basis to write-down the value of inventory to the lower of cost or market value. In addition to the price of the product purchased, the cost of inventory includes our internal manufacturing costs including warehousing, material purchasing, quality and product planning expenses.

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

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4T.   CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2010 was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  We determined that we would not be in a position to complete our transition report in Form 10-KT for the six months ended December 31, 2009 and file it within the required time period, given the acquisition of NetStreams completed in November 2009 and the amount of resources and time necessary to gather and process the required financial information. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are not effective as of March 31, 2010 to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

There was no change in our internal control over financial reporting during the quarter ended March 31, 2010 that materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

There have been no material changes to the status of the legal proceedings and commitments and contingencies reported in our Form 10-KT for the transition period ended December 31, 2009.

Item 1A.   RISK FACTORS

Not applicable.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.   REMOVED AND RESERVED.

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

ClearOne Communications, Inc., a Utah corporation

May 17, 2010	By:	/s/ Zeynep Hakimoglu
Zeynep Hakimoglu
Chief Executive Officer
(Principal Executive Officer)

May 17, 2010	By:	/s/ Narsi Narayanan
Narsi Narayanan
Vice President of Finance
(Principal Financial and Accounting Officer)