Form 10-Q
period 2010-06-30
CLEARONE COMMUNICATIONS INC
filed 2010-08-13
CIK 840715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period _______ to _______

Commission file number: 001-33660

CLEARONE COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0398877
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

5225 Wiley Post Way, Suite 500, Salt Lake City, Utah	84116
(Address of principal executive offices)	(Zip Code)

(801) 975-7200
(Registrant’s telephone number, including area code)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x]No[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Larger Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [x]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  8,929,350 shares issued and outstanding as of August 12, 2010

CLEARONE COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2010

i

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	Unaudited	Audited
	As of June 30, 2010	As of December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$10,906	$9,494
Receivables, net of allowance for doubtful accounts of $191 and $103, respectively	8,429	6,571
Inventories, net	6,176	6,236
Deferred income taxes	3,351	3,128
Prepaid expenses and other assets	556	1,609
Total current assets	29,418	27,038

Long-term inventory	4,178	6,412
Property and equipment, net	3,195	3,246
Intangibles	2,920	3,095
Goodwill	726	726
Deferred income taxes	852	1,037
Other assets	21	21
Total assets	$41,310	$41,575

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	2,592	2,304
Accrued liabilities	2,066	1,768
Current maturities of long-term debt	-	2,000
Deferred product revenue	5,033	4,707
Total current liabilities	9,691	10,779

Deferred rent	603	466
Other long-term liabilities	1,188	1,232
Total liabilities	11,482	12,477

Shareholders' equity:
Common stock, par value $0.001, 50,000,000 shares authorized, 8,929,314 and 8,929,134 shares issued and outstanding, respectively	9	9
Additional paid-in capital	38,970	38,810
Accumulated deficit	(9,151)	(9,721)
Total shareholders' equity	29,828	29,098
Total liabilities and shareholders' equity	$41,310	$41,575

See accompanying notes to unaudited condensed consolidated financial statements.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Revenue	$9,937	$7,060	$18,293	$14,662
Cost of goods sold	4,276	3,886	7,437	7,435
Gross profit	5,661	3,174	10,856	7,227

Operating expenses:
Sales and marketing	2,183	1,929	4,085	3,619
Research and product development	1,744	2,111	3,648	3,921
General and administrative	1,214	1,180	2,146	1,303
Insurance settlement	-	(1,100)	-	(1,100)
Total operating expenses	5,141	4,120	9,879	7,743

Operating income (loss)	520	(946)	977	(516)

Other income (expense), net	-	225	(132)	285

Income (loss) before income taxes	520	(721)	845	(231)
(Provision for) benefit from income taxes	(167)	319	(275)	189
Net income (loss)	$353	$(402)	$570	$(42)

Basic earnings (loss) per common share	$0.04	$(0.05)	$0.06	$-
Diluted earnings (loss) per common share	$0.04	$(0.04)	$0.06	$-

Basic weighted average shares outstanding	8,929,281	8,928,546	8,929,277	8,921,313
Diluted weighted average shares outstanding	9,045,866	9,047,260	9,045,718	9,039,863

See accompanying notes to unaudited condensed consolidated financial statements.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – Dollars in thousands)

	Six months ended
	June 30, 2010	June 30, 2009
Cash flows from operating activities:
Net income (loss)	$570	$(42)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization expense	585	363
Stock-based compensation	160	309
Write-off of inventory	145	1,924
Loss on disposal of assets and fixed asset write-offs	111	5
Provision for doubtful accounts	88	38
Changes in operating assets and liabilities:
Receivables	(1,946)	1,966
Deferred income taxes	(37)	76
Note receivable	-	(29)
Inventories	2,148	(4,457)
Prepaid expenses and other assets	410	(784)
Accounts payable	582	2,407
Accrued liabilities	506	(1,155)
Deferred product revenue	326	(611)
Other assets/liabilities, net	(44)	310
Net cash provided by operating activities	3,604	320

Cash flows from investing activities:
Escrow proceeds received pursuant to NetStreams acquisition	350	-
Purchase of property and equipment	(542)	(439)
Purchase of marketable securities	-	(1,253)
Sale of marketable securities	-	8,730
Net cash (used in) provided by investing activities	(192)	7,038

Cash flows from financing activities:
Proceeds from the issuance of common stock - options	-	118
Principal payments on long-term debt	(2,000)	-
Tax benefit from stock options	-	2
Net cash (used in) provided by financing activities	(2,000)	120

Net increase in cash and cash equivalents	1,412	7,478
Cash and cash equivalents at the beginning of the period	9,494	2,323
Cash and cash equivalents at the end of the period	$10,906	$9,801

Supplemental disclosure of cash flow information:
Cash paid for interest	$61	$-
Cash paid for income taxes	3	723

Supplemental disclosure of non-cash activities:
Exchanged deposits from a vendor with accounts payable to the same vendor	$293	$598
Unrealized loss on marketable securities, net of tax of $0 and $19	-	(30)
Current liabilities reclassed to deferred rent	176	-

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

The accompanying interim consolidated financial statements for the three month and six month periods ended June 30, 2010 and 2009 respectively have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are not audited. Certain information and footnote disclosures, that are usually included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been either condensed or omitted in accordance with SEC rules and regulations. The accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of June 30, 2010, the results of operations for the three and six months ended June 30, 2010 and 2009, and the condensed statements of cash flows for the six months ended June 30, 2010 and 2009. The results of operations for the three and six months ended June 30, 2010 and 2009 are not necessarily indicative of the results for a full-year period.  These interim consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2009 and transition report on Form 10-KT for six months ended December 31, 2009 filed with the SEC.

2.  Business Combination, Goodwill and Intangibles

During November 2009, the Company acquired NetStreams, Inc. and recorded an allocation of the associated purchase price. The measurement period for purchase price allocation ends as soon as information on the facts and circumstances becomes available, but will not exceed twelve months from the date of acquisition. Adjustments in the purchase price allocation may require a recasting of the amounts allocated to goodwill retroactive to the period in which the acquisition occurred.

During the three months ended March 31, 2010, the Company revised the amount of goodwill recorded on the acquisition of NetStreams, Inc. by $57 retrospectively to the acquisition date as of November 3, 2009 as follows:

Decrease in receivables	$91
Decrease in deferred income taxes - current	1
Increase in deferred income taxes - non current	(35)
Increase in goodwill	$57

The consolidated balance sheets as of June 30, 2010 and December 31, 2009 reflect this adjustment. The adjustment was necessary to account for facts related to receivables acquired which became known to us during the three months ended March 31, 2010. No adjustment was made to goodwill during the three months ended June 30, 2010. None of the amounts included in the goodwill are deductible for tax purposes.

During the three months ended March 31, 2010, we received $350 from the sellers of NetStreams, Inc. out of the initial escrow deposit as a result of the final working capital adjustment prescribed in the acquisition agreement.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Intangibles

	Estimated useful lives (Years)	Amount	Accumulated Amortization	Net
Tradename	7	$435	$41	$394
Patents and technological know-how	10	2,070	138	1,932
Proprietary software	3	215	48	167
Other	5	49	22	27
		2,769	249	2,520
In-process research and development	Indefinite	400	-	400
Total		$3,169	$249	$2,920

The following table summarizes the amortization during the six and three months ended June 30, 2010 and 2009:

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Amortization of intangibles with finite lives	$88	$2	$175	$5

 3.  Inventories

Inventories, net of reserves, consisted of the following:

	As of June 30, 2010	As of December 31, 2009
Current:
Raw materials	$265	$453
Finished goods	5,911	5,783
	$6,176	$6,236

Long-term:
Raw materials	$705	$1,056
Finished goods	3,473	5,356
	$4,178	$6,412

Long-term inventory represents inventory held in excess of our current requirements based on our recent sales and forecasted level of sales. We have developed programs to reduce the inventory to normal operating levels in the near future. We expect to sell the above inventory, net of reserves, at or above the stated cost and believe that no loss will be incurred on its sale.

Current finished goods include consigned inventory in the amounts of approximately $2,035 and $1,846 as of June 30, 2010 and December 31, 2009, respectively. Consigned inventory represents inventory at distributors and other customers where revenue recognition criteria have not been achieved.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the losses incurred on valuation of inventory at lower of cost or market value and write-off of obsolete inventory during the three and six months ended June 30, 2010 and 2009:

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Losses incurred on valuation of inventory and write-off of obsolete inventory	$60	$1,234	$145	$1,919

4.  Share-based Compensation

Share-based compensation expense has been allocated as follows:

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Cost of goods sold	$-	$-	$-	$-
Sales and marketing	13	21	24	46
Research and development	7	6	14	13
General and administrative	65	122	122	250
	$85	$149	$160	$309

As of June 30, 2010, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, was approximately $381.

During the three and six months ended June 30, 2010, we granted 90,000 and 141,750 stock options, respectively.  No stock options were issued during the six months ended June 30, 2009. We use judgment in determining the fair value of the share-based payments on the date of grant using an option-pricing model with assumptions regarding a number of highly complex and subjective variables.  These variables include the risk-free interest rate of the awards, the expected life of the awards, the expected volatility over the term of the awards, the expected dividends of the awards, and an estimate of the amount of awards that are expected to be forfeited.  We use the Black-Scholes option pricing model to determine the fair value of share-based payments granted under ASC Topic 718.

5.  Shareholders’ Equity

The following table summarizes the change in shareholders’ equity during the three and six months ended June 30, 2010 and 2009:

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Balance at the beginning of the period	$29,390	$28,727	$29,098	$28,131
Net income during the period	353	(402)	570	(42)
Stock based compensation	85	149	160	309
Exercise of stock options	-	-	-	118
Unrealized gain (loss) on marketable securities net of tax, $(6) and $19	-	12	-	(30)
Balance at end of the period	$29,828	$28,486	$29,828	$28,486

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.  Other income (expense), net

The details of other income (expense), net are as follows:

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Interest income	$19	$227	$27	$267
Interest expense	-	-	(51)	-
Gain (loss) on disposal of property and equipment	-	-	(111)	-
Other	(19)	(2)	3	18

	$-	$225	$(132)	$285

7. Income Taxes

During the six months ended June 30, 2010, we recorded approximately $44 related to unrecognized tax benefits that would favorably impact our effective tax rate if recognized.  The total outstanding balance for liabilities related to unrecognized tax benefits at June 30, 2010 was approximately $1,260 of which $91 was associated with interest and penalties. We account for interest expense and penalties for unrecognized tax benefits as part of our income tax provision.

8. Subsequent Events

The Company evaluated its condensed consolidated financial statements as of and for the quarter ended June 30, 2010 for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

9.  Recent Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) issued in February 2010, Accounting Standards Update (‘ASU”) 2010-09 affecting Accounting Standards Codification (“ASC”) Topic 855, Subsequent Events. The update removed the requirement for a SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. The Company adopted the guidelines effective February 2010 and its adoption has no impact on the Company’s financial position, results of operations or cash flows.

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

Business Overview

ClearOne is a global communications solutions company that develops and sells conferencing, collaboration, streaming media and connectivity systems for audio, video, and web applications. The reliability, flexibility, and performance of ClearOne’s comprehensive solutions enhance the quality of life through better communication, education and entertainment. Our advanced comprehensive solutions create a natural communications environment, which saves organizations time and money by enabling more effective and efficient communication.

ClearOne dominates the professional audio conferencing space commanding more than 50% global market share. We have developed a broad portfolio of award-winning products that benefit from our innovative leadership.  We develop, manufacture, market, and service a comprehensive line of high-quality audio conferencing products under personal, tabletop, premium and professional (installed audio) categories.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NetStreams, recently acquired by ClearOne in November 2009, is a pioneer in digital media networks based on Internet Protocol (TCP/IP). NetStreams’ products combine High Definition (HD) audio and video content, meta-data and control signals into one stream for distribution over an IP network for commercial and residential use and incorporate industry standards while doing so. NetStreams’ products offer high levels of performance, simplicity, scalability and reliability. The acquisition also brings valuable intellectual property including several granted and pending patents related to NetStreams’ StreamNet® technology, used for streaming time-sensitive synchronous HD audio and video over local area networks (LAN). StreamNet provides AV practitioners the capability to achieve consistent & high quality AV over IP solutions by removing the effect of network delays and packet losses on audio, video & control data.

The acquisition of NetStreams will enable ClearOne to enter new and large vertical markets such as digital signage and commercial sound distribution. NetStreams’ products and technologies complement existing ClearOne products and provide a platform for future AV over IP solutions. ClearOne specializes in conferencing & collaboration technologies, while NetStreams is focused on multimedia & network technologies. The ClearOne and NetStreams products and technologies can stand alone or combine to provide more of the overall solution for customers.

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

ClearOne has been engaged in the following strategic initiatives, especially after our successful acquisition of Netstreams to build on our existing leadership in the global audio conferencing market:

•	Focus on Unified Communications (UC) by forging strategic product and channel relationships with major UC systems providers.
•	Extend our reach into the enterprise by offering enterprise-wide HD audio, video and data distribution solutions.
•	Develop and deepen direct relationships with key partner resellers.
•	Following the successful operational integration of NetStreams into ClearOne, accelerate development of next generation products by tightly integrating ClearOne and NetStreams technologies.
•	Target bigger vertical markets including digital signage and audio distribution.
•
Leverage NetStreams’ broad-ranging intellectual property by engaging in a variety of partnership activities ranging from licensing to developing a StreamNet eco-system to expand the application of StreamNet technology.

Our revenues were $9.9 million and $18.3 million during the three and six months ended June 30, 2010, compared to $7.1 million and $14.7 million during the three and six months ended June 30, 2009. Our gross profit also increased by $2.5 million and $3.6 million during the three and six months ended June 30, 2010. Net income rose to $353,000 during the three months ended June 30, 2010 (“2010 Q2”) compared to a net loss of $402,000 during the three months ended June 30, 2009 (“2009 Q2”). Net income for the six months ended June 30, 2010 (“2010 H1) also improved to $570,000 compared to a loss of $42,000 during the six months ended June 30, 2009 (“2009 H1”). The increase in revenues and profits were the result of positive stabilization in the global economy. Nevertheless, we will continue our existing measures to control costs and monitor future trends closely in response to our observation of our customers’ deliberate selective spending.  A detailed discussion of our results of operations follows below.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Analysis of Results of Operations

Results of Operations for the three months ended June 30, 2010, and 2009, and six months ended June 30, 2010,  and 2009

The following table sets forth certain items from our unaudited condensed consolidated statements of operations (dollars in thousands) for the quarters ended June 30, 2010 and 2009, and the six months ended June 30, 2010 and 2009, together with the percentage of total revenue which each such item represents:

	Three months ended June 30,					Six months ended June 30,
	2010	% of Revenue	2009	% of Revenue	Change	2010	% of Revenue	2009	% of Revenue	Change

Revenue	$9,937	100.0%	$7,060	100.0%	40.8%	$18,293	100.0%	$14,662	100.0%	24.8%
Cost of goods sold	4,276	43.0%	3,886	55.0%	10.0%	7,437	40.7%	7,435	50.7%	0.0%
Gross profit	5,661	57.0%	3,174	45.0%	78.4%	10,856	59.3%	7,227	49.3%	50.2%
Sales and marketing	2,183	22.0%	1,929	27.3%	13.2%	4,085	22.3%	3,619	24.7%	12.9%
Research and product development	1,744	17.6%	2,111	29.9%	-17.4%	3,648	19.9%	3,921	26.7%	-7.0%
General and administrative	1,214	12.2%	1,180	16.7%	2.9%	2,146	11.7%	1,303	8.9%	64.7%
Insurance Settlement	-	0.0%	(1,100)	-15.6%	*	-	0.0%	(1,100)	-7.5%	*
Operating income	520	5.2%	(946)	-13.4%	*	977	5.3%	(516)	-3.5%	*
Other (expense) income, net	-	0.0%	225	3.2%	*	(132)	-0.7%	285	1.9%	*
Income before income taxes	520	5.2%	(721)	-10.2%	*	845	4.6%	(231)	-1.6%	*
(Provision for) benefit from income taxes	(167)	-1.7%	319	4.5%	*	(275)	-1.5%	189	1.3%	*
Net income	$353	3.6%	$(402)	-5.7%	*	$570	3.1%	$(42)	-0.3%	*

* Not meaningful

Revenue

Revenue for 2010 Q2 increased by approximately 40.8% over 2009 Q2, while revenue for 2010 H1 increased by 24.8% over revenue for 2009 H1. The increase was caused by an overall increase in revenue of each of our audio conferencing product lines due to stabilization in the global economy and due to contribution of additional revenue from NetStreams products. The revenue from tabletop conferencing products was limited during the last month of 2010 Q2 due to the transition of our production to our new global electronics manufacturing services (EMS) provider. Our inability to satisfy fully the stocking needs of our global tabletop conferencing products channel is expected to continue in the initial weeks of the third quarter of 2010.

During 2010 Q2 and 2009 Q2, the net change in deferred revenue was a net deferral of revenue of $196,000 and $98,000, respectively. During 2010 H1 and 2009 H1, the net change in deferred revenue was a net deferral of revenue of $326,000 and  net recognition of revenue of $611,000, respectively. See “Critical Accounting Policies” under “Revenue and Associated Allowance for Revenue Adjustments and Doubtful Accounts” below for a detailed discussion of deferred revenue.

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

Our gross profit margin (GPM), which is gross profit as a percentage of revenue, was 57% and 45% in 2010 Q2 and 2009 Q2, respectively.  GPM for 2010 H1 was 59.3% compared to 49.3% during 2009 H1. GPM improved in 2010 in comparison to 2009 primarily due to reduction in inventory obsolescence and increase in sales of high margin professional conferencing products.

Cost of goods sold increased in 2010 Q2 and consequently GPM was partially reduced due to our transitioning to our new EMS provider. Cost of goods sold increased due to increase in freight costs to expedite deliveries to our channel partners and sourcing components and raw materials at a higher price to cut lead times and overcome shortages. This trend is expected to continue in the initial weeks of third quarter of 2010. Despite these interim challenges in transitioning to our new EMS provider, we are confident that this move will enable us in the near term and long run to be more flexible to scale our volume and add more capability to manufacture new products.

Operating Expenses

2010 Q2 operating expenses were approximately $5.1 million, an increase of approximately $1.0 million from $4.1 million in 2009 Q2 or an increase of 25% over 2009 Q2 expenses. Operating expenses during 2010 H1 were $9.9 million compared to $8.8 million during 2009 after excluding insurance settlement proceeds.

Sales and Marketing (“S&M”) Expenses.   S&M expenses include selling, customer service, and marketing expenses such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses.

S&M expenses during 2010 Q2 increased by approximately $254,000, or 13% when compared to 2009 Q2. The increase in S&M expenses during 2010 H1 was $466,000, or 13% when compared to 2009 H1. The increases were primarily due to an increase in commissions on sales, additional expenditures incurred on NetStreams sales personnel, and additional investment in NetStreams sales infrastructure, partially offset by reduction in salaries and marketing expenditures.

Research and Development (“R&D”) Expenses.  R&D expenses include research and development and product line management, including employee-related costs, outside services, expensed materials and depreciation, and an allocation of overhead expenses.

R&D expenses during 2010 Q2 decreased by $367,000 or 17% compared to expenses during 2009 Q2. Similarly, R&D expenses during 2010 H1 decreased by $273,000 or 7% compared to 2009 H1 expenses. The decreases were primarily due to reduction in salaries, consulting fees and project expenses partially offset by additional  compensation costs associated with NetStreams personnel.

General and Administrative (“G&A”) Expenses.   G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs, and corporate administrative costs, including finance, information technology and human resources.

G&A expenses during 2010 Q2 increased by $34,000 when compared to expenditures incurred in 2009 Q2. However, G&A expenses during 2009 Q2 was reduced by $145,000 for receipt of an insurance settlement.  If this insurance settlement is excluded from G&A expenses in 2009 Q2, G&A expenses  in 2010 Q2 decreased by approximately $111,000 . The decrease was primarily due to savings in legal fees partially offset by increases in the allowance for doubtful debts, accounting services and amortization of intangibles.

G&A expenses increased approximately by $843,000 during 2010 H1 in comparison to G&A expenses in 2009 H1. During 2009 H1, G&A expenses were reduced by approximately $1.1 million for reversal of accrued legal expenses and $145,000 for receipt of an insurance settlement. After excluding the above said reversal in 2009 Q1 and receipt of an insurance settlement mentioned above, G&A expenses during 2010 H1 decreased approximately by $449,000 compared to 2009 H1. The decrease was primarily due to reduction in legal expenses and compensation cost partially offset by increases in the allowance for doubtful accounts, accounting services and amortization of intangibles. We continue to incur high legal expenses due to litigation to protect our intellectual property and to defend ourselves from indemnification claims made by former officers.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other income (expense), net
Other income (expense), net, includes interest income, interest expense, gain (loss) on the disposal of assets, and currency gain (loss).

Other income, net during 2010 Q2 was reduced approximately by $225,000 compared to 2009 Q2 due to reduction in interest income. Other expense, net during 2010 H1 was ($132,000) compared to other income, net of approximately $285,000 during 2009 H1.  The difference was due to reduction in interest income by $240,000, a loss of approximately $111,000 incurred on disposal of fixed assets and interest expense of approximately $50,000.

Liquidity and Capital Resources

As of June 30, 2010, our cash and cash equivalents were approximately $10.9 million; an increase of $1.4 million compared to cash and cash equivalents of approximately $9.5 million as of December 31, 2009.

Net cash provided by operating activities was $3.6 million in the six months ended June 30, 2010, an increase of $3.3 million from the net cash provided by operating activities of approximately $320,000 in the six months ended June 30, 2009. The increase was primarily due to increased profits, realization of inventory and increases in accrued expenses and accounts payable, partially offset by an increase in accounts receivable.

Net cash used in investing activities during the six months ended June 30, 2010 was approximately $192,000, made up of the receipt of $350,000 of final working capital adjustment from sellers of NetStreams, Inc. and purchase of equipment of approximately $542,000. Net cash provided by investing activities in the six months ended June 30, 2009 was $7.0 million primarily due to proceeds realized on sale of marketable securities partially offset by the purchase of equipment.

During the six months ended June 30, 2010, $2 million of debt assumed at the time of acquisition of NetStreams was fully paid, representing the cash used in financing activities. Net cash provided by financing activities during the six months ended June 30, 2009 was approximately $120,000, being the proceeds received from issuance of stock upon exercise of stock options.

As of June 30, 2010 our working capital was $19.7 million as compared to $16.3 million as of December 31, 2009.

We believe that future income from operations and effective management of working capital will provide the liquidity needed to meet our short-term and long-term operating requirements and finance our growth plans. We also believe that our strong financial position and solid business model will help us raise additional capital when needed to meet our short and long-term financing needs. In addition to capital expenditures, we may use cash during the near future for selective investments in technological, marketing or product manufacturing capabilities to broaden our product offerings, and acquisitions that may strategically fit our business and are accretive to our business performance.

However, no assurance can be given that changes will not occur that would consume available capital resources at a rate more rapidly than anticipated and we may need or want to raise additional debt or equity financing to fund our operations within this period of time.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our results of operations and financial position are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We evaluate our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. We believe that the estimates we use are reasonable; however, actual results could differ from those estimates. Our significant accounting policies are described in our Annual Report on Form 10-K for the year ended June 30, 2009 and transition report on Form 10-KT for the six months ended December 31, 2009. We believe the following critical accounting policies identify our most critical accounting policies, which are the policies that are both important to the representation of our financial condition and results and requires our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

Revenue from product sales to distributors is not recognized until the return privilege has expired or it can be determined with reasonable certainty that the return privilege has expired, which approximates when product is sold-through to customers of our distributors (dealers, system integrators, value-added resellers, and end-users) rather than when the product is initially shipped to a distributor. We evaluate, at each quarter-end, the inventory in the channel through information provided by our distributors. The level of inventory in the channel will fluctuate up or down, each quarter, based upon our distributors’ individual operations. Accordingly, each quarter-end deferral for revenue and associated cost of goods sold are calculated and recorded based upon the actual channel inventory reported at quarter-end. Further, with respect to distributors and other channel partners not reporting the channel inventory, the revenue and associated cost of goods sold are deferred until we receive payment for the product sales made to such distributors or channel partners.

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

The amounts of deferred cost of goods sold were included in consigned inventory. The following table details the amount of deferred revenue, cost of goods sold, and gross profit:

	As of June 30, 2010	As of December 31, 2009
Deferred revenue	$5,033	$4,707
Deferred cost of goods sold	2,035	1,846
Deferred gross profit	$2,998	$2,861

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

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Impairment of Goodwill and Intangible Assets

We allocated the purchase price on acquisition of NetStreams, Inc. on the basis of well established valuation techniques performed by qualified experts. Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We intend to perform impairment tests of goodwill and intangible assets with an indefinite useful life, on an annual basis in the fourth fiscal quarter, or sooner if a triggering event occurs suggesting possible impairment of the values of these assets. As of December 31, 2009, $726,000 and $400,000 have been recorded as goodwill and intangible assets with an indefinite useful life, respectively. In response to changes in industry, technology and competitive circumstances we might be required to exit or dispose of the business acquired through NetStreams, Inc., which could result in an impairment of goodwill and intangible assets.

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

Accounting for Income Taxes

We are subject to income taxes in both the United States and in certain non-U.S. jurisdictions. We estimate our current tax position together with our future tax consequences attributable to temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation, and other reserves for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, prior year carryback, or future reversals of existing taxable temporary differences. To the extent we believe that recovery is not more likely than not, we establish a valuation allowance against these deferred tax assets. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. To the extent we establish a valuation allowance in a period we must include and expense the allowance within the tax provision in the consolidated statement of operations. Our valuation allowance at June 30, 2010 is $909,000.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4T.   CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2010 was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective as of June 30, 2010 to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

There was no change in our internal control over financial reporting during the quarter ended June 30, 2010 that materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.

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

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ClearOne Communications, Inc., a Utah corporation

August 12, 2010	By:	/s/ Zeynep Hakimoglu
Zeynep Hakimoglu
Chief Executive Officer
(Principal Executive Officer)

August 12, 2010	By:	/s/ Narsi Narayanan
Narsi Narayanan
Vice President of Finance
(Principal Financial and Accounting Officer)