Form 10-Q
period 2010-09-30
CLEARONE COMMUNICATIONS INC
filed 2010-11-15
CIK 840715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
or
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
Yes [x] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ]  No[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Larger Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [x]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  8,929,439 shares issued and outstanding as of November 12, 2010

CLEARONE COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2010

i

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	Unaudited	Audited
	As of September 30, 2010	As of December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$11,516	$9,494
Receivables, net of allowance for doubtful accounts of $310 and $103, respectively	8,805	6,571
Inventories, net	6,024	6,236
Deferred income taxes	3,340	3,128
Prepaid expenses and other assets	357	1,609
Total current assets	30,042	27,038

Long-term inventory	4,135	6,412
Property and equipment, net	3,151	3,246
Intangibles	2,832	3,095
Goodwill	726	726
Deferred income taxes	622	1,037
Other assets	18	21
Total assets	$41,526	$41,575

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,188	$2,304
Accrued liabilities	2,855	1,768
Current maturities of long-term debt	—	2,000
Deferred product revenue	4,699	4,707
Total current liabilities	9,742	10,779

Deferred rent	608	466
Other long-term liabilities	297	1,232
Total liabilities	10,647	12,477

Shareholders' equity:
Common stock, par value $0.001, 50,000,000 shares authorized, 8,929,350 and 8,929,134 shares issued and outstanding, respectively	9	9
Additional paid-in capital	39,034	38,810
Accumulated deficit	(8,164)	(9,721)
Total shareholders' equity	30,879	29,098
Total liabilities and shareholders' equity	$41,526	$41,575

See accompanying notes to unaudited condensed consolidated financial statements.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Revenue	$10,359	$7,646	$28,652	$22,308
Cost of goods sold	4,105	3,692	11,542	11,127
Gross profit	6,254	3,954	17,110	11,181

Operating expenses:
Sales and marketing	2,243	1,603	6,328	5,222
Research and product development	2,124	1,668	5,772	5,589
General and administrative	1,106	1,329	3,252	2,632
Insurance settlement	—	—	—	(1,100)
Total operating expenses	5,473	4,600	15,352	12,343

Operating income (loss)	781	(646)	1,758	(1,162)

Other income (expense), net	12	67	(120)	352

Income (loss) before income taxes	793	(579)	1,638	(810)
Benefit from (provision for) income taxes	194	304	(81)	493
Net income (loss)	$987	$(275)	$1,557	$(317)

Basic earnings (loss) per common share	$0.11	$(0.03)	$0.17	$(0.04)
Diluted earnings (loss) per common share	$0.11	$(0.03)	$0.17	$(0.04)

Basic weighted average shares outstanding	8,929,342	8,928,897	8,929,266	8,923,869
Diluted weighted average shares outstanding	9,108,102	9,052,070	9,095,879	9,043,977

See accompanying notes to unaudited condensed consolidated financial statements.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – Dollars in thousands)

	Nine months ended
	September 30, 2010	September 30, 2009
Cash flows from operating activities:
Net income (loss)	$1,557	$(317)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization expense	900	556
Stock-based compensation	224	427
Write-off of inventory	145	1,931
Loss on disposal of assets	111	—
Provision for doubtful accounts	207	38
Changes in operating assets and liabilities:
Receivables	(2,441)	308
Deferred income taxes	203	(200)
Note receivable	—	(29)
Inventories	2,344	(3,302)
Prepaid expenses and other assets	609	(704)
Accounts payable	177	1,415
Accrued liabilities	1,324	(1,374)
Deferred product revenue	(8)	(16)
Other assets/liabilities, net	(932)	310
Net cash provided by (used in) operating activities	4,420	(957)

Cash flows from investing activities:
Escrow proceeds received pursuant to NetStreams acquisition	350	—
Purchase of property and equipment	(748)	(915)
Purchase of marketable securities	—	(1,253)
Sale of marketable securities	—	8,742
Net cash (used in) provided by investing activities	(398)	6,574

Cash flows from financing activities:
Proceeds from the issuance of common stock - options	—	118
Principal payments on long-term debt	(2,000)	—
Tax benefit from stock options	—	2
Net cash (used in) provided by financing activities	(2,000)	120

Net increase in cash and cash equivalents	2,022	5,737
Cash and cash equivalents at the beginning of the period	9,494	2,323
Cash and cash equivalents at the end of the period	$11,516	$8,060

Supplemental disclosure of cash flow information:
Cash paid for interest	$61	$—
Cash paid for income taxes	3	675

Supplemental disclosure of non-cash activities:
Exchanged deposits from a vendor with accounts payable to the same vendor	$293	$672
Unrealized loss on marketable securities, net of tax of $0 and $19	—	(15)
Current liabilities reclassed to deferred rent	176	—

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

The accompanying interim consolidated financial statements for the three month and nine month periods ended September 30, 2010 and 2009 respectively have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are not audited. Certain information and footnote disclosures, that are usually included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been either condensed or omitted in accordance with SEC rules and regulations. The accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of September 30, 2010, the results of operations for the three and nine months ended September 30, 2010 and 2009, and the condensed statements of cash flows for the nine months ended September 30, 2010 and 2009. The results of operations for the three and nine months ended September 30, 2010 and 2009 are not necessarily indicative of the results for a full-year period.  These interim consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2009 and transition report on Form 10-KT for six months ended December 31, 2009 filed with the SEC.

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

The consolidated balance sheets as of September 30, 2010 and December 31, 2009 reflect this adjustment. The adjustment was necessary to account for facts related to receivables acquired which became known to us during the three months ended March 31, 2010. No adjustment was made to goodwill since March 31, 2010. None of the amounts included in the goodwill are deductible for tax purposes.

During the three months ended March 31, 2010, we received $350 from the sellers of NetStreams, Inc. out of the initial escrow deposit as a result of the final working capital adjustment prescribed in the acquisition agreement.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Intangibles as of September 30, 2010

	Estimated useful lives (Years)	Amount	Accumulated Amortization	Net
Trade name	7	$435	$56	$379
Patents and technological know-how	10	2,070	190	1,880
Proprietary software	3	215	66	149
Other	5	49	25	24
		2,769	337	2,432
In-process research and development	Indefinite	400	—	400
Total		$3,169	$337	$2,832

The following table summarizes the amortization during the three and nine months ended September 30, 2010 and 2009:

	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Amortization of intangibles with finite lives	$88	$2	$263	$7

 3.  Inventories

Inventories, net of reserves, consisted of the following:

	As of September 30, 2010	As of December 31, 2009
Current:
Raw materials	$278	$453
Finished goods	5,746	5,783
	$6,024	$6,236

Long-term:
Raw materials	$826	$1,056
Finished goods	3,309	5,356
	$4,135	$6,412

Long-term inventory represents inventory held in excess of our current requirements based on our recent sales and forecasted level of sales. We have developed programs to reduce the inventory to normal operating levels in the near future. We expect to sell the above inventory, net of reserves, at or above the stated cost and believe that no loss will be incurred on its sale.

Current finished goods include consigned inventory in the amounts of approximately $1,784 and $1,846 as of September 30, 2010 and December 31, 2009, respectively. Consigned inventory represents inventory at distributors and other customers where revenue recognition criteria have not been achieved.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the losses incurred on valuation of inventory at lower of cost or market value and write-off of obsolete inventory during the three and nine months ended September 30, 2010 and 2009:

	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Losses incurred on valuation of inventory and write-off of obsolete inventory	$4	$7	$149	$1,927

4.  Share-based Compensation

Share-based compensation expense has been allocated as follows:

	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Cost of goods sold	$—	$—	$—	$—
Sales and marketing	7	22	31	68
Research and development	8	2	22	15
General and administrative	47	94	169	344
	$62	$118	$222	$427

As of September 30, 2010, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, was approximately $314.

During the three and nine months ended September 30, 2010, we granted 10,500 and 152,250 stock options, respectively.  92,500 stock options were issued during the nine months ended September 30, 2009. We use judgment in determining the fair value of the share-based payments on the date of grant using an option-pricing model with assumptions regarding a number of highly complex and subjective variables.  These variables include the risk-free interest rate of the awards, the expected life of the awards, the expected volatility over the term of the awards, the expected dividends of the awards, and an estimate of the amount of awards that are expected to be forfeited.  We use the Black-Scholes option pricing model to determine the fair value of share-based payments granted under ASC Topic 718.

5.  Shareholders’ Equity

The following table summarizes the change in shareholders’ equity during the three and nine months ended September 30, 2010 and 2009:

	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Balance at the beginning of the period	$29,828	$28,486	$29,098	$28,131
Net income during the period	987	(275)	1,557	(317)
Stock based compensation	64	118	224	427
Exercise of stock options	—	—	—	118
Unrealized gain (loss) on marketable securities net of tax, $(11) and $8	—	15	—	(15)
Balance at end of the period	$30,879	$28,344	$30,879	$28,344

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.  Other income (expense), net

The details of other income (expense), net are as follows:

	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Interest income	$12	$59	$39	$326
Interest expense	—	—	(51)	—
Gain (loss) on disposal of property and equipment	—	—	(111)	—
Other	—	8	3	26

	$12	$67	$(120)	$352

7. Income Taxes

During the nine months ended September 30, 2010, the company completed an audit with the Internal Revenue Service and agreed to a reduction of certain tax attributes related to its June 30, 2007 through December 31, 2009 tax years. As a result, we recognized tax benefits that favorably impacted our effective tax rate. The total outstanding balance for liabilities related to unrecognized tax benefits at September 30, 2010 was approximately $297 of which $11 was associated with interest and penalties. We account for interest expense and penalties for unrecognized tax benefits as part of our income tax provision.

8. Subsequent Events

The Company evaluated its condensed consolidated financial statements as of and for the quarter ended September 30, 2010 for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

9.  Recent Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) issued in February 2010, Accounting Standards Update (“ASU”) 2010-09 affecting Accounting Standards Codification (“ASC”) Topic 855, Subsequent Events. The update removed the requirement for a SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. The Company adopted the guidelines effective February 2010 and its adoption has no impact on the Company’s financial position, results of operations or cash flows.

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

With respect to the conferencing & collaboration products market, ClearOne dominates the professional audio conferencing segment and is the undisputed leader with the largest global market share at nearly 50%. We develop, manufacture, market, and service a comprehensive line of high-quality conferencing & collaboration products under personal, tabletop, premium and professional (installed audio) categories.  Our leadership in product innovation has resulted in the development of a broad portfolio of technologically advanced award-winning products.

With the recent acquisiton of NetStreams, ClearOne has entered the market for networked media and control distribution products.

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

ClearOne has been engaged in the following strategic initiatives to build on our existing leadership in the global audio conferencing market:

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

Our revenues were $10.4 million and $28.7 million during the three and nine months ended September 30, 2010, compared to $7.6 million and $22.3 million during the three and nine months ended September 30, 2009. Our gross profit increased by $2.3 million and $5.9 million during the three and nine months ended September 30, 2010. Net income rose to $987,000 during the three months ended September 30, 2010 (“2010 Q3”) compared to a net loss of $275,000 during the three months ended September 30, 2009 (“2009 Q3”). Net income for the nine months ended September 30, 2010 (“2010 YTD”) also improved to $1.6 million compared to a net loss of $317,000 during the nine months ended September 30, 2009 (“2009 YTD”). The increase in revenues and profits were the result of stabilizing market conditions in the global economy in favor of higher demand for our installed professional conferencing products, successful introduction of new products during the last 12 months and steady growth in demand for our products overseas. Nevertheless, we will continue our existing measures to control costs and monitor future trends closely in response to our observation of our customers’ deliberate selective spending.  A detailed discussion of our results of operations follows below.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Analysis of Results of Operations

Results of Operations for the three months ended September 30, 2010, and 2009, and nine months ended September 30, 2010,  and 2009

The following table sets forth certain items from our unaudited condensed consolidated statements of operations (dollars in thousands) for the quarters ended September 30, 2010 and 2009, and the nine months ended September 30, 2010 and 2009, together with the percentage of total revenue which each such item represents:

	Three months ended September 30,					Nine months ended September 30,
	2010	% of Revenue	2009	% of Revenue	Change	2010	% of Revenue	2009	% of Revenue	Change

Revenue	$10,360	100.0%	$7,646	100.0%	35.5%	$28,652	100.0%	$22,308	100.0%	28.4%
Cost of goods sold	4,105	39.6%	3,692	48.3%	11.2%	11,542	40.3%	11,127	49.9%	3.7%
Gross profit	6,255	60.4%	3,954	51.7%	58.2%	17,110	59.7%	11,181	50.1%	53.0%
Sales and marketing	2,243	21.7%	1,603	21.0%	39.9%	6,328	22.1%	5,222	23.4%	21.2%
Research and product development	2,124	20.5%	1,668	21.8%	27.3%	5,772	20.1%	5,589	25.1%	3.3%
General and administrative	1,107	10.7%	1,329	17.4%	-16.7%	3,252	11.3%	2,632	11.8%	23.6%
Insurance Settlement	—	—	—	—	—	—	—	(1,100)	-4.9%	*
Operating income	781	7.5%	(646)	-8.4%	*	1,758	6.1%	(1,162)	-5.2%	*
Other (expense) income, net	12	0.1%	67	0.9%	-82.1%	(120)	-0.4%	352	1.6%	*
Income before income taxes	793	7.7%	(579)	-7.6%	*	1,638	5.7%	(810)	-3.6%	*
(Provision for) benefit from income taxes	194	1.9%	304	4.0%	-36.2%	(81)	-0.3%	493	2.2%	*
Net income	$987	9.5%	$(275)	-3.6%	*	$1,557	5.4%	$(317)	-1.4%	*

* Not meaningful

Revenue

Revenue for 2010 Q3 increased by approximately 35.5% over 2009 Q3, while revenue for 2010 YTD increased by 28.4% over revenue for 2009 YTD. The increase was caused by an overall increase in revenue from our professional and personal audio conferencing products lines due to increased demand for our products in the international markets, stabilization in the global economy and due to contribution of additional revenue from the introduction of new products and NetStreams products. The revenue from tabletop conferencing products was limited during 2010 Q3 due to the transition of our production to our new global electronics manufacturing services (EMS) provider. We expect to reach our normal capacity of production and supply of global tabletop conferencing products during the fourth quarter of 2010.

During 2010 Q3 and 2009 Q3, the net change in deferred revenue was a net recognition of revenue of $334,000 and a net deferral of revenue of $595,000, respectively. During 2010 YTD and 2009 YTD, the net change in deferred revenue was a net recognition of revenue of $8,000 and $16,000 respectively. See “Critical Accounting Policies and Estimates” under “Revenue and Associated Allowance for Revenue Adjustments and Doubtful Accounts” below for a detailed discussion of deferred revenue.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Costs of Goods Sold and Gross Profit

Costs of goods sold include expenses associated with finished goods purchased from electronic manufacturing services (EMS) providers, in addition to other operating expenses, which include material and direct labor, our manufacturing and operations organization, property and equipment depreciation, warranty expenses, freight expenses, royalty payments, and the allocation of overhead expenses.

Our gross profit margin (GPM), which is gross profit as a percentage of revenue, was 60.4% and 51.7% in 2010 Q3 and 2009 Q3, respectively.  GPM for 2010 YTD was 59.7% compared to 50.1% during 2009 YTD. GPM improved in 2010 in comparison to 2009 primarily due to reduction in inventory obsolescence, increase in sales of high margin professional conferencing products and decrease in sales of lower margin tabletop conferencing products.

Operating Expenses

2010 Q3 operating expenses were approximately $5.5 million, an increase of approximately $0.9 million from $4.6 million in 2009 Q3 or an increase of 19% over 2009 Q3 expenses. Operating expenses during 2010 YTD were $15.4 million compared to $13.4 million during 2009 YTD after excluding insurance settlement proceeds.

Sales and Marketing (“S&M”) Expenses.   S&M expenses include selling, customer service, and marketing expenses such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses.

S&M expenses during 2010 Q3 increased by approximately $640,000, or 40% when compared to 2009 Q3. The increase in S&M expenses during 2010 YTD was $1.1 million, or 21% when compared to 2009 YTD. The increases were primarily due to an increase in commissions on sales, additional expenditures incurred on NetStreams sales personnel, and additional investment in NetStreams sales infrastructure.

Research and Development (“R&D”) Expenses.  R&D expenses include research and development and product line management, including employee-related costs, outside services, expensed materials and depreciation, and an allocation of overhead expenses.

R&D expenses during 2010 Q3 increased by $456,000 or 27% compared to expenses during 2009 Q3. Similarly, R&D expenses during 2010 YTD increased by $183,000 or 3% compared to 2009 YTD expenses. The increases were primarily due to additional  compensation costs associated with NetStreams personnel partially offset by reduction in salaries, consulting fees and project expenses.

General and Administrative (“G&A”) Expenses.   G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs, and corporate administrative costs, including finance, information technology and human resources.

G&A expenses during 2010 Q3 decreased by $222,000 when compared to expenditures incurred in 2009 Q3. The decrease was primarily due to savings in legal fees partially offset by increases in the allowance for doubtful debts, accounting services and amortization of intangibles.

G&A expenses increased approximately by $620,000 during 2010 YTD in comparison to G&A expenses in 2009 YTD. During 2009 YTD, G&A expenses were reduced by approximately $1.1 million for reversal of accrued legal expenses and $145,000 for receipt of an insurance settlement. After excluding the above said reversal in 2009 Q1 and receipt of an insurance settlement mentioned above, G&A expenses during 2010 YTD decreased approximately by $672,000 compared to 2009 YTD. The decrease was primarily due to reduction in legal expenses and compensation cost partially offset by increases in the executive compensation, allowance for doubtful accounts, accounting services and amortization of intangibles. We continue to incur high legal expenses due to litigation to protect our intellectual property and to defend ourselves from indemnification claims made by former officers.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other income (expense), net
Other income (expense), net, includes interest income, interest expense, gain (loss) on the disposal of assets, and currency gain (loss).

Other income, net during 2010 Q3 decreased by approximately $55,000 compared to 2009 Q3 primarily due to reduction in interest income. Other expense, net during 2010 YTD was ($120,000) compared to other income, net of approximately $352,000 during 2009 YTD.  The difference was due to reduction in interest income by $287,000, a loss of approximately $111,000 incurred on disposal of fixed assets and interest expense of approximately $51,000.

Benefit from (provision for) income taxes
Benefit from income taxes during 2010 Q3 and 2009 Q3 were $194,000 and $304,000 respectively.  Provision for taxes during 2010 YTD was ($81,000) compared to benefit from income taxes of $493,000 during 2009 YTD.

Income taxes are based on the estimated effective federal, state and foreign income tax rates. Our tax rates for 2010 Q3 and 2010 YTD were favorable primarily as a result of the reversal of an uncertain tax liability for approximately $935,000 during 2010 Q3 due to favorable conclusion of federal tax audit.

Liquidity and Capital Resources

As of September 30, 2010, our cash and cash equivalents were approximately $11.5 million, an increase of $2.0 million compared to cash and cash equivalents of approximately $9.5 million as of December 31, 2009.

Net cash provided by operating activities was $4.4 million in the nine months ended September 30, 2010, an increase of $5.4 million from the net cash used by operating activities of approximately $957,000 in the nine months ended September 30, 2009. The increase was primarily due to increased profits, realization of inventory and increase in accrued expenses partially offset by an increase in accounts receivable.

Net cash used in investing activities during the nine months ended September 30, 2010 was approximately $398,000, made up of the receipt of $350,000 of final working capital adjustment from sellers of NetStreams, Inc. and purchase of equipment of approximately $748,000. Net cash provided by investing activities in the nine months ended September 30, 2009 was $7.0 million primarily due to proceeds realized on sale of marketable securities partially offset by the purchase of equipment and marketable securities.

During the nine months ended September 30, 2010, $2 million of debt assumed at the time of acquisition of NetStreams was fully paid, representing the cash used in financing activities. Net cash provided by financing activities during the nine months ended September 30, 2009 was approximately $120,000, being the proceeds received from issuance of stock upon exercise of stock options.

As of September 30, 2010 our working capital was $20.3 million as compared to $16.3 million as of December 31, 2009.

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

The accuracy of the deferred revenue and costs depend to a large extent on the accuracy of the inventory reports provided by our distributors and other resellers and any material error in those reports would affect our revenue deferral. However, we believe that the controls we have in place including periodic physical inventory verifications and analytical reviews would help us identify and prevent any material errors in such reports.

The amounts of deferred cost of goods sold were included in consigned inventory. The following table details the amount of deferred revenue, cost of goods sold, and gross profit:

	As of September 30, 2010	As of December 31, 2009
Deferred revenue	$4,699	$4,707
Deferred cost of goods sold	(1,784)	(1,846)
Deferred gross profit	$2,915	$2,861

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

Accounting for Income Taxes

We are subject to income taxes in both the United States and in certain non-U.S. jurisdictions. We estimate our current tax position together with our future tax consequences attributable to temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation, and other reserves for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, prior year carryback, or future reversals of existing taxable temporary differences. To the extent we believe that recovery is not more likely than not, we establish a valuation allowance against these deferred tax assets. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. To the extent we establish a valuation allowance in a period we must include and expense the allowance within the tax provision in the consolidated statement of operations. Our valuation allowance at September 30, 2010 is $858,000.

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

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Share-Based Payment

Prior to June 30, 2005 and as permitted under the then existing FASB guidelines under SFAS No. 123, “Accounting for Stock-Based Compensation”, we accounted for our share-based payments following the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as interpreted. Accordingly, no share-based compensation expense had been reflected in our statements of operations for unmodified option grants since (1) the exercise price equaled the market value of the underlying common stock on the grant date and (2) the related number of shares to be granted upon exercise of the stock option was fixed on the grant date.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4T.   CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2010 was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective as of September 30, 2010 to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

There was no change in our internal control over financial reporting during the quarter ended September 30, 2010 that materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

The following is an update to the status of the legal proceedings and commitments and contingencies reported in our Form 10-KT for the transition period ended December 31, 2009 under Note - 9  Commitments and Contingencies of the Notes to Consolidated Financial Statements (Part II, Item 8).

Indemnification of Officers and Directors.

Flood: On August 30, 2010, the Tenth Circuit Court of Appeals issued a ruling vacating the District Court’s preliminary injunction on the grounds that ClearOne’s promise to advance criminal defense expenses was conditioned upon compliance with ClearOne’s bylaws and ClearOne had the power to cease advancement based on certain conditions, as long as ClearOne acted in good faith. Since the District Court had erred by reforming the Employment Separation Agreement to make ClearOne’s obligation to advance unconditional, the case was remanded to the District Court.

Strohm: On June 30, 2010, Strohm’s counsel filed its petition for attorneys’ fees and costs seeking over $3.0 million in addition to the $1.4 million that ClearOne has already paid to Strohm’s counsel in connection with her federal criminal defense. ClearOne submitted opposition papers on August 16, 2010 and September 13, 2010 arguing that Strohm’s counsel had been paid all reasonable fees and that ClearOne effectively terminated any obligation to Strohm’s counsel on November 30, 2009. The Third Judicial District Court in Salt Lake City held hearings in connection with Strohm’s counsel’s fee petition and ClearOne’s cross-motion on September 20 and 23, 2010 and a decision is pending.

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

ClearOne Communications, Inc., a Utah corporation

November 15, 2010	By:	/s/ Zeynep Hakimoglu
Zeynep Hakimoglu
Chief Executive Officer
(Principal Executive Officer)

November 15, 2010	By:	/s/ Narsi Narayanan
Narsi Narayanan
Vice President of Finance
(Principal Financial and Accounting Officer)