Form 10-K
period 2010-12-31
CLEARONE COMMUNICATIONS INC
filed 2011-03-31
CIK 840715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2010

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to ___________

Commission file number  001-33660

CLEARONE COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0398877
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

5225 Wiley Post Way, Suite 500, Salt Lake City, Utah	84116
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code    (801) 975-7200
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes               ☒ No

The aggregate market value of the shares of voting common stock held by non-affiliates was approximately $15.8 million at June 30, 2010 (the Company's most recently completed second fiscal quarter), based on the  $3.00 closing price for the Company’s common stock on the NASDAQ Capital Market on such date. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

The number of shares of ClearOne common stock outstanding as of March 28, 2011 was 8,936,426.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of registrant's Proxy Statement related to the Annual Meeting of Shareholders, to be filed within 120 days of the end of the fiscal year covered by this report are incorporated by reference into Part III of this Form 10-K

CLEARONE COMMUNICATIONS, INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2010

(i)

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995.  These statements reflect our views with respect to future events based upon information available to us at this time. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from these statements. Forward-looking statements are typically identified by the use of the words “believe,” “may,” “could,” “will,” “should,” “expect,” “anticipate,” “estimate,” “project,” “propose,” “plan,” “intend,” and similar words and expressions. Examples of forward-looking statements are statements that describe the proposed development, manufacturing, and sale of our products; statements that describe our results of operations, pricing trends, the markets for our products, our anticipated capital expenditures, our cost reduction and operational restructuring initiatives, and regulatory developments; statements with regard to the nature and extent of competition we may face in the future; statements with respect to the sources of and need for future financing; and statements with respect to future strategic plans, goals, and objectives. Forward-looking statements are contained in this report under “Business” included in Item 1 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of this Annual Report on Form 10-K. The forward-looking statements are based on present circumstances and on our predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences and timing than those now assumed or anticipated. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the risk factors discussed in this report under the caption “Item 1A Risk Factors.” These cautionary statements are intended to be applicable to all related forward-looking statements wherever they appear in this report. The cautionary statements contained or referred to in this report should also be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. Any forward-looking statements are made only as of the date of this report and we assume no obligation to update forward-looking statements to reflect subsequent events or circumstances.

PART I

References in this Annual Report on Form 10-K to “ClearOne,” “we,” “us,” “CLRO” or “the Company” refer to ClearOne Communications, Inc., a Utah corporation, and, unless the context otherwise requires or is otherwise expressly stated, its subsidiaries.

ITEM 1.  BUSINESS

Overview

ClearOne was formed as a Utah corporation in 1983 organized under the laws of the State of Utah. The company is headquartered in Salt Lake City with development offices in Austin, Texas.

We are a global communications solutions company that develops and sells conferencing, collaboration, and streaming multimedia systems for audio, video, and web applications. The reliability, flexibility and performance of our advanced and comprehensive solutions enhance the quality of life through better communication, education, and entertainment.

We develop, manufacture, market, and service a comprehensive line of high-quality audio conferencing products for personal use as well as traditional tabletop, mid-tier premium and higher end professional products for both large and small businesses. We occupy the number one global market share position, with nearly 50% market share in the professional audio conferencing market for professional products used by large businesses and organizations such as enterprise, healthcare, education and distance learning, government, legal and finance.  Our conferencing solutions save organizations time and money by creating a natural environment for collaboration.

NetStreams® DigilinX, the ClearOne brand for residential products, and VIEW™, the ClearOne brand for commercial products, deliver the ultimate IP A/V experience by streaming high definition audio and video (multimedia) and control over TCP/IP networks. ClearOne’s products, designed for commercial and residential use, offer outstanding levels of performance, functionality, simplicity, reliability, and scalability. By combining audio and or video content, meta-data and control signals into one stream, over existing Internet Protocol networks,  in harmony with industry standards, ClearOne's newly patented StreamNet® solutions enable the Power of AV over IP™ for bourgeoning markets such as digital signage, enterprise multimedia streaming and home entertainment.  Also sold under the NetStreams residential brand are non-IP multimedia distribution solutions for economical multimedia residential streaming applications.

On November 3, 2009, ClearOne acquired NetStreams, Inc., a pioneer in digital streaming multimedia networks based on Internet Protocol (IP) technology. NetStreams' technology is used in a wide variety of applications including digital signage, corporate video streaming, network operations centers, distance education, and venues for hospitality, entertainment and casinos.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
ITEM 1 - BUSINESS

NetStreams' patented multimedia and control solutions can synchronously stream virtually any number and any type of digital or analog multimedia audio and or video content sources, including high definition, to virtually an unlimited number of networked endpoints on existing IP networks and infrastructure without the need for centralized switching. In addition, through its ability to combine content and control signals into one data stream, ClearOne’s new multimedia streaming solutions offer new levels of affordability, simplicity, reliability, and scalability, benefiting both installers and end-users with lower costs for installation, set-up, and support.

Under the terms of the merger and acquisition agreement, ClearOne paid approximately $1.45 million in cash and agreed to assume $2 million in debt. Please refer to Note 3 – Business Combination, Goodwill and Intangibles in the Notes to Consolidated Financial Statements (Part II, Item 8) for more financial information.  NetStreams products are currently sold primarily in the residential electronics channel with new products introduced and planned for the audio and video commercial channel. The addition of NetStreams’ IP networked multimedia and control streaming products to ClearOne’s portfolio of conferencing and collaboration products presents a great fit for bringing complementary products, markets, and sales channels from both organizations, enabling us to provide a comprehensive high definition audio and video solution to better realize the true promise of audiovisual (AV) and information technology (IT) convergence.

We also manufacture and sell media carts for audio and video conferencing.

We have an established history of product innovation and plan to continue to apply our expertise in audio, video and network engineering to develop and introduce innovative new products and enhance our existing products. Our end-users range from some of the world’s largest and most prestigious companies and institutions to small and medium-sized businesses, educational institutions, and government organizations, as well as individual consumers. We sell our commercial products to these end-users primarily through a global network of independent distributors who in turn sell our products to dealers, systems integrators, and other value-added resellers.  We also sell commercial products directly to dealers, systems integrators, value-added resellers, and end-users.  We sell our residential products through a global network of residential electronics dealers, system integrators, and other value-added resellers.

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

Business Strategy

We currently participate in the following markets:

●	Professional audiovisual;
●	Unified communications including telephony;
●	Commercial multimedia streaming and control including digital signage; and
●	Home entertainment.

Our business goals are to:

●	Maintain our leading global market share leadership of professional audio conferencing products for large businesses and organizations;
●	Focus on the small and medium business (SMB) market with scaled, lower cost and less complex products and solutions;
●	Capitalize on the growing adoption of unified communications and introduce new products through entering Information Technology channels;
●	Partner with large enterprise communications providers worldwide to bring value added products to their solution portfolios and channels; and
●
Capitalize on the convergence of AV over IP by integrating NetStreams and ClearOne core technologies to provide new solutions that reach deeper into the enterprise infrastructure and bring clear, differentiated value to both the practitioner and the customer.

We will continue to improve our existing high-quality products and develop new products for the bourgeoning conferencing and collaboration, and multimedia streaming markets.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
ITEM 1 - BUSINESS

Provide a superior conferencing and collaboration experience

We have been developing audio technologies since 1981 and believe we have established a worldwide reputation for providing some of the highest quality group audio conferencing solutions in the marketplace. Our proprietary and advanced audio signal processing technologies, including our HDConference® technology, have been the core of our professional conferencing products and serve as the foundation for our new product development in other conferencing categories.

●	Distributed Echo Cancellation®

One of the challenges in delivering good sound quality during a conference call is eliminating acoustical echo. Acoustical echo results when sound from the far end phone device is sent into the local conference room, where it is picked up by the microphones on the conference phone and then sent back to the far-end phone device. Because of this process, far-end participants hear their voice echoed as they speak. Distributed Echo Cancellation® from ClearOne solves this problem. By assigning an acoustical echo canceller to each microphone, the echo canceller identifies the sound that would otherwise be returned to the far end as echo and eliminates it. ClearOne was the first to introduce Distributed Echo Cancellation® in 1998. We now incorporate it into every audio conferencing system, and are the worldwide leader in this technology.

●	Noise Cancellation

Noise Cancellation stops ambient room noise from being picked up by the microphones on the conference phone. Examples of ambient noise sources include HVAC systems, laptop computers, projectors and fluorescent lights. Unlike competitive products which claim to have noise cancellation, ClearOne uses a spectral content analysis technique that discriminates a talker’s voice from ambient noise and only applies noise cancellation to ambient noise sources. This allows the voice signal to pass to the far-end phone device with pristine sound quality.

●	First Microphone Priority

When multiple microphones are active simultaneously in an audio conference phone, voice signals arrive at different microphones at different times due to the reflection of the sound from walls, ceilings or other surfaces. This causes sound distortion, which participants typically describe as a "hollow" or "tunnel" sound. ClearOne’s First Microphone Priority technology minimizes this distortion by using an intelligent voice detection method to activate only one microphone at a time based on its proximity to the person speaking.

●	Adaptive Modeling

In any conferencing environment, a number of factors can cause changes in the room’s ambient noise level, including the HVAC system cycling on and off, an increase or decrease in the number of people in the room, changes in seating arrangements and other similar acoustical events. These events can cause a variety of audio problems, such as feedback and residual echo. Adaptive Modeling monitors key acoustical elements to predict and adapt to such changes, ensuring high quality audio, regardless of varying room dynamics.

●	ClearEffect™

The vast majority of conference calls are conducted using narrow-band telephony signals, which eliminate the high and low tones from participants’ voices. This causes listener fatigue due to participants straining to hear what is being said. ClearEffect™ creates natural, full-sounding audio by simulating the high and low tones that were eliminated by the narrow-band signal. The result is similar to moving from a clock radio to a full-room entertainment system.

Provide significant impact on how multimedia and control are distributed

We believe ClearOne’s innovative approach of bringing together networking technology with audio and video streaming and control and our mastery over these technologies have the potential to bring about a significant change in the audio and video industry and beyond. We believe the benefits and features that only networked digital multimedia can offer will change and enhance the user experience. Our multimedia streaming products incorporate StreamNet® technology and Perfect Pixel™, our newly patented advanced algorithms for audio and video packet delivery optimization and error concealment, which ensure reliable delivery and eliminate dropped content across the IP network with perfect delivery synchronization, to within one millisecond for all endpoints.

Offer greater value to our customers and partners

To provide our customers and partners with audio conferencing products that offer high value, we are focused on listening to our customers and partners and delivering products to meet their needs.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
ITEM 1 - BUSINESS

By offering high quality products that are designed to solve conferencing and collaboration ease-of-use issues, and are easy to install, configure, and maintain, we believe we can provide greater value to our customers and partners to enhance business communications and decision making.  Our new networked multimedia streaming and control products offer significant cost savings by offering a non-centralized, edge of the network architecture, that uses existing networking infrastructure to deliver consistent high quality multimedia streaming which is easy to install, maintain and scale.

Leverage and extend ClearOne technology leadership and innovation

We continue to focus on developing cutting edge conferencing products and are committed to incorporating the latest technologies into our new and existing product lines. Key to this effort is adopting emerging technologies and leveraging advancements in existing technologies, such as Voice over Internet Protocol (VoIP), wideband audio, wireless connectivity, convergence of voice and data networks, exploring new application models for our mid-tier premium products and affordable personal audio conferencing technologies, and developing products based on internationally accepted standards and protocols.  With the acquisition of NetStreams, ClearOne is working to leverage its patented StreamNet® technology to increase its existing market share in its existing channels and enter new, larger, and bourgeoning markets and channels.

Expand and strengthen sales channels

We continue to expand and strengthen domestic and international sales channels.  New sales channel development includes three initiatives.  First, we continue to increase sales channel partner coverage in developing economies including the Asia Pacific, South Asia, and Eastern Europe.  Second, to expand beyond our traditional audio video channels that carry our high end professionally installed conferencing products, we continue to direct significant sales efforts toward the development of channel partners who are focused on the Information Technology (IT) market for the sales of our latest VoIP, USB, and unified communications enabled conferencing products. The IT channel includes resellers and integrators of unified communications products compatible with Avaya, IBM, Microsoft, and other UC platforms, as well as telephony products.  Third, we will focus on offering scaled solutions to address the needs of the small and medium business (SMB) market and the associated resellers and channels suited to sell our mid-tier premium and affordable personal conferencing & collaboration products, including products certified for Skype and other SMB web based services.

We will introduce our commercial networked multimedia streaming and control products into our existing global professional AV sales channels. We will continue to invest in the necessary resources for the further development of  training, certification, technical sales and product support programs and services for these new products to increase adoption of this solution portfolio through this existing channel.

We will continue to actively market the NetStreams brand within the residential electronics channel and continue to recruit additional channel sales partners to bring greater awareness of the product solutions.

Broaden our product offerings

We believe we offer the industry’s most complete audio conferencing product line, including the following:

●
Professional conferencing products that are used in large businesses and organizations such as enterprise, healthcare, education and distance learning, government, legal and finance that integrate with leading video and tele-presence systems;

●	Premium conferencing products that are also scaled for smaller conferencing rooms and for small and medium businesses which integrate with leading video and web conferencing systems and applications;
●	Traditional tabletop conferencing phones used in conference rooms and offices; and
●	Personal conferencing products that enable affordable hands-free audio communications in new ways such as through PCs and portable laptops, smartphones and handsets.

With the acquisition of NetStreams, ClearOne offers a full line of networked multimedia streaming and control products for a wide range of commercial and residential applications.

We also provide a comprehensive portfolio of media carts that provide equipment mobility and make conferencing equipment, including our own, easy to access and use.

We plan to continue to broaden our product offerings to meet the evolving needs of our customers, partners and sales channels to address changes in the markets we currently serve, and effectively target new markets for our products.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
ITEM 1 - BUSINESS

Develop strategic partnerships

To stay on the leading edge of product and market development, we plan to continue to identify partners with expertise in areas strategic to our growth objectives. We will work to develop partnerships with leaders in markets complimentary to our products, who can benefit from our products and technologies, and through whom we can access new market growth opportunities.  We have entered into partnerships with Avaya, Microsoft, NEC, Skype, and others to offer conferencing products uniquely suited to their systems and application needs.

We also plan to broaden the application and adoption of our newly acquired and patented StreamNet technology by partnering with other market participants through technology licensing, joint product development, and co-marketing activities and agreements.  In June 2010, ClearOne announced its newly formed StreamNet Ready Partner Program (http://www.streamnetpartners.com).  The program enables key audiovisual manufacturers to integrate products seamlessly into ClearOne's TCP/IP standards based StreamNet multimedia distribution and control solutions.  We have entered into partnerships with Atlantic technologies and Polk Audio for IP speakers, Sirius and Marantz for AM/FM and satellite tuners, Naimnet for music servers, GE Concord for security systems, Beldon for cable and wiring, Phillips for remote controls, Sharp for displays, as well as other company partnerships for these same equipment categories and different equipment categories.

Strengthen existing customer and partner relationships through dedicated support

We have developed a global reputation for our excellence in providing customers and partners with our pre sales, post sales, and technical support by dedicated teams.  We believe our support is recognized as among the best in the industry and we will continue to invest in the necessary resources to ensure that our customers and partners have access to the information and resources they need to be successful in using or reselling our products. We also dedicate significant resources to provide various levels of product sales or certified product technical training based on their sales or technical needs.

Markets and Products

Audio Conferencing and Collaboration Products: Overview

The performance and reliability of our high-quality audio conferencing and collaboration products enable effective, natural, and efficient communication among geographically separated enterprises, organizations or individuals.  We offer a full range of audio conferencing products including (i) professional conferencing products used in enterprise, healthcare, education and distance learning, government, legal and finance, (ii) mid-tier premium conferencing products for smaller rooms and small and medium businesses which interface with video and web conferencing systems, (iii) traditional tabletop conferencing phones used in conference rooms and offices, and (iv) affordable personal conferencing products that can be used with PCs, laptops, smartphones, and other portable devices. For all the fiscal periods reported in this Annual Report, our professional conferencing products and traditional tabletop conference phones have together contributed in excess of 76% percent of our consolidated revenue.

 Our audio conferencing products feature our proprietary HDConference ™ Distributed Echo Cancellation® and noise cancellation technologies to enhance communication during a conference call by eliminating echo and background noise. Most of our products also feature some of our other HDConference™ proprietary audio processing technologies such as adaptive modeling and first-microphone priority, which combine to deliver clear, crisp and full-duplex audio. These technologies enable natural and fatigue-free communication between distant conferencing participants.

We believe the principal drivers of demand for audio conferencing products are the following:

●	Availability of easy-to-use conferencing systems and applications;
●	Richer and clearer voice quality of collaborative communications compared to the quality of telephone handset speakerphones; and
●	Expansion of global, regional, and local corporate enterprises requiring increased use of collaboration tools and systems.

Other factors we expect to have a significant impact on the demand for our audio conferencing systems include the following:

●	Availability of affordable and portable audio conferencing solutions for small businesses and home offices;
●	Growth of distance learning and corporate training programs;
●	Increasing adoption of tele-working and home offices;
●	Decreases in travel due to cost, inconvenience, and carbon footprint considerations;

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
ITEM 1 - BUSINESS

●	Transition to Internet Protocol (IP) networks from traditional public switched telephone networks (PSTN) and the growing deployment of VoIP collaboration applications; and
●	Increased adoption of unified communication platforms that leverage the affordability and capability of personal computers as a central component of corporate communication.

In December 2010, Frost & Sullivan awarded us their 2010 Global Installed Audio Conferencing Endpoints Market Share Leadership of the Year Award. The award is given to the company that has demonstrated excellence in capturing the highest market share within its industry and recognizes the company's leadership position within the industry in terms of revenues or units. Frost & Sullivan noted that ClearOne has maintained its market leadership by focusing on its core competency: offering high-quality audio products to the marketplace.

In November 2008, Frost & Sullivan awarded us their 2008 Global Market Leadership Award. This award is given to the company that has exhibited excellence in all areas of the market leadership process, including the identification of market challenges, drivers and restraints, as well as strategy development and methods of addressing changing market dynamics. Frost & Sullivan noted that ClearOne not only has the largest market share in the installed audio segment, but has also put into practice growth and implementation strategies to a degree well above most of their competitors. We were recognized for our ability to expand our market share, integrate new technologies into our portfolio of products, and maintain market-leading pricing.

Frost and Sullivan, a leading global research and consulting group, awarded us their Product Line Strategy Award for both 2007 and 2006. This award is presented each year to a company that has demonstrated the most insight into customer needs and product demands within their industry, and who has optimized its product line by leveraging products with the various price, performance, and feature points required by the market.

Audio Conferencing Products: Professional Conferencing

We occupy the number one position in the global professional audio conferencing market with nearly 50% of total global market share. We have been developing high-end, professional conferencing products since 1991 and believe we have established strong brand recognition for these products worldwide. Our professional conferencing products include the Converge® Pro and the Converge SR product lines.

Our flagship Converge Pro product line leads our professionally installed audio products line. This latest generation professional product line delivers significant feature set and performance advancements compared to its predecessor XAP™, including unprecedented proprietary acoustical echo cancellation, noise cancellation, full duplex performance, enhanced management capabilities, and simplified configuration utilities. The Converge Pro product line includes the Converge Pro 880, Converge Pro 880T, Converge Pro 880TA, Converge Pro 840, Converge Pro 8i, and Converge Pro TH20, which together offer various levels of integration and features to allow a commercial system integrator to optimize a system to fit diverse conferencing applications and environments.

Converge Pro VH20 provides a direct connection between Converge Pro audio conferencing systems and VoIP PBX phone systems so that users can transport audio signals across their IP networks. VH20 easily links with any of ClearOne's Converge Pro products to create a complete audio conferencing system that can quickly be integrated with Cisco, Avaya and many other VoIP PBX phone systems for complete interoperability. VH20 also delivers wideband audio for rich and crystal clear sound, provides guaranteed quality of service (QoS), and ensures full security with TLS, AES and SRTP industry standard encryption. We believe these features combine to deliver the most advanced professional quality VoIP audio interface available on the market today.

Converge SR 1212 is a digital matrix mixer that provides advanced audio signal processing, microphone mixing, and routing for sound reinforcement. This product line was also expanded with the addition of the Converge SR 1212A, which integrates a 4 channel audio amplifier, our advanced and proprietary signal processing DARE® feedback eliminator and industry leading expandability with the features of the Converge SR1212 into a single product. These products are comprehensive advanced audio processing systems designed to excel in the most demanding acoustical environments and routing configurations for voice clarity and intelligibility enhancement within the same room, such as courtrooms, classrooms or houses of worship.  These products are also used for integrating high-quality audio with video and web conferencing systems.

We also offer a  new universal controller for the Converge Pro product line giving users an affordable and intuitively easy tabletop peripheral to initiate and navigate an audio conference without the need for existing complex, daunting, and expensive touch panel control systems. The dial pad on the universal controller resembles a telephone keypad for instant familiarity. Users can dial a conference call as easily as dialing a telephone.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
ITEM 1 - BUSINESS

Audio Conferencing Products: Mid-Tier Premium Conferencing

In order to better meet the needs of our larger customers with smaller conferencing rooms as well as for small and medium businesses, we introduced the INTERACT product line in January 2010 as a mid-tier, lower cost, conferencing product line to replace the Converge 560/590 and RAV product lines.  The INTERACT product series is comprised of the INTERACT AT and the INTERACT Pro.  Both systems can be easily connected to enterprise telephones, analog POTS lines, existing HD video codecs and soft video clients.  These INTERACT systems also include a USB audio interface to connect to PCs and laptops, as well as to rich multimedia devices, such as video or web conferencing systems and emerging unified communication systems for enhanced collaboration. We believe this product line uniquely delivers superior enhanced audio performance at an economical price compared to other audio conference solutions available in the market today. The INTERACT Product line is designed for a wide variety of applications.  Based on product configuration, these include:

●	Unified Communications Clients	Avaya, Cisco, IBM, Microsft, Siemens, and others
●	Internet Telephony	Google Talk, Skype, Vonage, and others
●	Enterprise Telephony	Aastra, Avaya, Cisco, Inter-tel, and others
●	VoIP Softphones	Avaya, Cisco, Mirial, and others
●	Web Conferencing	IBM Workplace/SameTime, Microsoft Live Meeting, Cisco WebEx, and others
●	Instant Messenger	AOL, Microsoft MSN, Yahoo, and others
●	Group Video Conferencing Codecs	Cisco/Tandberg, Logitech, Polycom, Sony, and others
●	Group Video Conferencing Soft Clients	Cisco/Tandberg, Logitech, Polycom, and others
●	Audio Playback	DVDs, VCRs, PCs, and audio sources

INTERACT AT is designed for quick and easy installation for most room environments and is strategically positioned between our professional and traditional tabletop conferencing products in price and functionality.  It is a complete, out-of-the-box solution that includes an audio mixer, 2 loudspeakers, 2 microphones, and a conference room controller device for the user that can be either wired or wireless. It is an ideal system for smaller rooms in large enterprises or for small to medium businesses looking for lower cost, lower complexity, but a high quality audio conferencing solution that does not require the services and expense of a professional installation.  The INTERACT AT is as easy to set up as a stereo system and combines the sound quality of a professionally installed audio system with the simplicity of a traditional conference phone. The INTERACT AT replaced the RAV, which was discontinued in September 2010.

INTERACT Pro is designed for professional installation at a total lower solution cost compared to the Converge Professional series for medium sized rooms or smaller rooms with more demanding room environments.  The INTERACT Pro features true stereo echo cancellation signal processing for unrivaled audio intelligibility.  It includes professional connectors and audio performance adjustments that allow a professional installer to configure and optimize the system. The INTERACT Pro, unlike the AT, can be extended from 9 to 17 microphone inputs by the addition of an extension unit in the series, the INTERACT 8i, for medium sized rooms. The INTERACT Pro replaced the Converge 560 and Converge 590, which were discontinued in September 2010.

 Audio Conferencing Products: Traditional Tabletop Conferencing

Our MAX® line of traditional tabletop conferencing phones utilizes many of our HDConference echo cancellation, noise cancellation, and audio processing technologies found in our professional audio conferencing products.

MAX product line is comprised of the following product families: the MAX EX and MAXAttach®; MAX Wireless and MAXAttach Wireless; and MAX IP and MAXAttach IP tabletop conferencing phones. MAX Wireless was the industry’s first wireless conferencing phone. Designed for use in executive offices or small conference rooms with multiple participants, MAX Wireless can be moved from room to room within 150 feet of its base station. MAXAttach Wireless was the industry’s first and remains the only dual-phone, completely wireless solution. This system gives customers tremendous flexibility in covering larger conference room areas.

MAX EX and MAXAttach wired phones also feature an industry-first capability – instead of just adding extension microphones for use in larger rooms, the conference phones can be daisy chained together, up to a total of four phones. This provides even distribution of microphones, loudspeakers, and controls for better sound quality and improved user access in medium to large conference rooms. In addition, all MAXAttach wired versions can be used separately when they are not needed in a daisy-chain configuration.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
ITEM 1 - BUSINESS

MAX IP and MAXAttach IP are VoIP tabletop conference phones which are based on the industry-standard SIP signaling protocol. These phones can also be daisy-chained together, up to a total of four phones providing outstanding room and control coverage that other VoIP conference phones on the market cannot match.

MAX IP Response Point is the first and only conference phone for the Microsoft Response Point phone system that brings high performance audio to the small business market.  MAX IP Response Point contains HDConference® our suite of high-performance audio processing technologies and provides the ability to daisy-chain up to four phones together.  Microsoft discontinued its Response Point Phone System in August 2010.

Audio Conferencing Products: Personal Conferencing Products

Our industry leading CHAT® product line of affordable and stylish personal speaker phones, using ClearOnes’s HDConference technologies, provide full-duplex and rich full bandwidth frequency response for unmatched audio clarity.  The CHATs are designed for a wide variety of applications and devices (fixed or portable) for greatly enhanced collaboration wherever and whenever needed, including the following:

●	Unified Communications Clients	Avaya, Cisco, IBM, Microsft, Siemens, and others
●	Internet Telephony	Google Talk, Skype, Vonage, and others
●	Enterprise Telephony	Aastra, Avaya, Cisco, Intertel, and others
●	VoIP Softphones	Avaya, Cisco, Mirial, and others
●	Smartphones and Cell Phones	Compaq, Ericsson, LG Motorola, Nokia, Rim, Sony, and others
●	Web Conferencing	IBM Workplace/SameTime, Microsoft Live Meeting, Cisco WebEx, and others
●	Instant Messenger	AOL, Microsoft MSN, Yahoo, and others
●	Desktop Video Conferencing	Cisco/Tandberg, Logitech, Polycom, Sony, and others
●	Audio Playback	iPOD, Quicktime, RealPlayer, Windows Media Player, and others
●	PC-Based Gaming	TeamSpeak, and others

Our personal conferencing products have become popular with large and small enterprises and organizations alike. We have entered into partnerships with Avaya, IBM, Microsoft, Skype, and others to offer personal conferencing products uniquely suited for their enterprise systems and user applications.

CHAT 50 is a personal speakerphone, about the size of a deck of cards, that connects to PCs and Macs, laptops, enterprise handsets, smartphones, cell phones, and MP3 players for rich, clear hands-free audio and playback.  It is an affordable and portable audio peripheral for greatly enhanced personal collaboration.  The CHAT 50 attracted significant press coverage and has won much recognition since its introduction, including PC Magazine’s Editors’ Choice Award in March 2006 and PC Magazine’s Best for Business Products Award for 2007.

CHAT 150 is for small group use. It offers many of the same device connectivity and application options as the CHAT 50, but features three microphones in larger elegant design for use by a larger number of participants compared to CHAT 50.  Users have the ability to add a high-quality, full-duplex speaker phone to their enterprise telephone handsets such as Avaya and Cisco and still retain the full functionality of their client directory services that come with today’s VoIP telephone handsets, including access to company directory, voicemail, and audio bridge functions. CHAT 150 makes it possible to introduce rich, crystal clear conferencing capability without the need for introducing a separate traditional conference phone.  The speakerphone can also be controlled through the CHAT client application.

CHATAttach™ 150, introduced in October 2010, is for use in both small and mid-size conference rooms.  It is comprised of two CHAT 150 speakerphones which can daisy-chain together to function as a single conferencing system to provide balanced distribution of microphones and loudspeakers for outstanding audio quality and coverage, as well as distributed access to mute and volume user controls through each pod or through the CHAT client application for ease-of-use.  Similar to our other daisy-chainable products, the CHATAttach can be used as a pair or each pod can be used separately.

CHAT 70 and CHAT 170 are USB only, personal and small group speakerphones, both certified by Microsoft as optimized for use with Microsoft's Lync unified communications platform.  These products provide the same advanced audio signal processing technologies as other CHAT products. True to their plug-and-play capabilities, CHAT 70 and CHAT 170 require no driver downloads or installations and facilitate all incoming Lync Communicator calls to ring into these products. The speakerphones can also be controlled through the Lync client application.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
ITEM 1 - BUSINESS

CHATAttach 170 was introduced in December 2010 to enhance collaboration in larger offices or conference rooms where the Microsoft Lync unified communications platform is used. The CHATAttach 170 requires no driver downloads or installations for Lync. Users plug it in and all incoming calls ring into the CHATAttach 170. The balanced distribution of microphones and loudspeakers provided by the CHATAttach 170, as well as distributed access to mute and volume user controls through each pod or thru the Lync client application provide ease-of-use benefits for larger group conferencing venues using Lync.

CHAT 60 and CHAT 160 are personal and small group speakerphones, USB only, both certified by Skype as optimized for use with Skype’s internet telephony platform. These products provide users of Skype with the same features and benefits as the CHAT 50 series and require no driver downloads or installations enabling all incoming Skype calls to ring on the CHAT 60 or CHAT 160.   The speakerphones can also be controlled through the Skype client application.

CHATAttach 160 was introduced in November 2010 to enhance collaboration in larger offices or conference rooms where the Skype internet telephony platform is used. The CHATAttach 160 requires no driver downloads or installations for Skype. Users plug it in and all incoming calls ring into the CHATAttach 160. The balanced distribution of microphones and loudspeakers provided by the CHATAttach 160, as well as distributed access to mute and volume user controls through each pod or through the Skype client application provide ease-of-use benefits for larger group conferencing venues using Skype.

Multimedia Streaming and Control Products: Overview

Our Multimedia Streaming and Control Products are comprised of commercial and residential product lines. VIEW™, the ClearOne brand introduced in 2010 targeted for commercial products, and NetStreams® DigiLinX, the ClearOne brand for residential products, deliver the ultimate IP A/V experience by streaming time sensitive high definition audio and video and control over TCP/IP networks.  ClearOne’s products, designed for commercial and residential use, offer outstanding levels of performance, functionality, simplicity, reliability, and scalability.  By combining audio and or video content, meta-data and control signals into one digital stream in harmony with industry standards, it’s distributed, edge of the network architecture, allows the hardware and the processing power to be distributed across any existing TCP/IP network.  This leverages many of the advantages of using TCP/IP over traditional analog systems and other centrally controlled IP based systems.  Other NetStreams residential brands include non-IP multimedia distribution solutions for the more economical and smaller scale multimedia residential streaming applications.

Multimedia Streaming and Control Products: VIEW and DigiLinX

The ClearOne VIEW and NetStreams DigiLinX branded products are powered by ClearOne's newly patented StreamNet® technology and Perfect Pixel™, a combination of ClearOne’s proprietary and advanced algorithms for audio and video packet delivery optimization and error concealment insuring reliable delivery and eliminated dropped content across the IP network with perfect delivery synchronization to all endpoints within a millisecond.  These product solutions enable drastic improvements in flexibility, scalability and price to performance over traditional multimedia streaming methods to effectively harness the Power of AV over IP™ over existing Internet Protocol networks for the bourgeoning digital signage, enterprise multimedia streaming and home entertainment markets.

Both the ClearOne VIEW and NetStreams DigilinX are easy to use and create a seamless web where all streaming multimedia and control functions reside on one network making for a truly integrated and interactive experience. A user can activate and control a single or combination of audio sources, video sources, security systems, HVAC systems, lighting, and other room or facility monitoring functions such as paging or security access by just a single touch to its attractive touch screens. Alternatively, any PC, laptop, iPod, iPAD, or other device with a built-in web browser can control the equipment connected to the system.  The VIEW and DigiLinX systems have no limits on the numbers of sources, displays, or amplifiers in a project and can be used for  residential homes with a few rooms to mega-scale commercial projects since, due to their edge of the network architecture, there are no central controllers that limit the number of devices on the network.

Multimedia content and control are carried over existing network wiring obviating the necessity to pull separate infrastructure cable for audio, video, and another cable infrastructure system for controlling the sources and displays. Converting an audio or video signal to TCP/IP preserves the digital quality of the signal across the network. Unlike analog systems, which lose quality over long distances, TCP/IP packets are decoded to retain the same digital quality as they were encoded. Whether the multimedia streaming is being sent to the next floor or across an expansive campus,  it arrives just as it was sent. ClearOne’s multimedia streaming  and control products also allow for decentralization of switching equipment. Each StreamNet product for each node contains the needed processing and interfaces for its functionality. The VIEW and DigiLinX graphical user interface (GUI) are dynamically generated based on the devices connected on the network requiring no additional programming. The GUIs include everything needed to easily control a system and any third party equipment, saving time and money on costly user interface design and programming.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
ITEM 1 - BUSINESS

ClearOne's patented StreamNet encompasses several protocols, conventions, and technologies to insure outstanding quality of audio and video distribution over TCP/IP. StreamNet technology provides an end-to-end all digital solution with 1 millisecond A/V signal synchronization, automatic device discovery and configuration, self-healing, remote access for control, software upgrades and more. One of the fundamental problems with using TCP/IP to distribute digital audio to multiple zones is the synchronization of playback. Without synchronization, audio can sputter, cut out, or have strong echo effects from room to room, sometimes playing several seconds apart.  ClearOne’s StreamNet technology ensures that audio and/or video content is synchronized to less than a millisecond of each device, preventing undesirable echo or latency.

Multimedia Streaming and Control Products: Non-IP Products

Musica, a NetStreams branded residential audio streaming system, is designed to deliver superior audio performance and features interactive keypads that are designed to be very easy to use. The advanced design of the Musica system places digital amplifiers in each zone, behind each keypad, rather than in one central location. This improves sound quality by reducing noise, distortion and power losses as well as increasing reliability and simplifying the installation. Any Musica keypad can be upgraded to include a digital FM Tuner, allowing every zone an independent selection of radio stations.  Audio Ports of Musica are highly flexible, allowing the output of the distributed audio to be coupled with a powered subwoofer or external amplifier, as well as the input of a local source such as a television monitor or cable box.

Quartet®, a NetStreams branded residential solution offers an affordable alternative for applications that do not require the full capabilities of Musica. The system enables homeowners to enjoy exceptional audio quality from different audio sources in up to four different zones simultaneously.

Panorama® is a NetStreams branded point to multi-point high definition multimedia distribution and control system. The system serves as the central video switch and streams various video sources including composite, S-video, and component video sources over standard network cable. Multiple Panorama systems can be cascaded for streaming distribution of video for larger systems. Panorama can also be integrated with DigiLinX and Musica and other third party control systems.

Media Carts

We complement our audio conferencing products with media carts for audio and video conferencing access and mobility. Our wide selection makes conferencing easier and more convenient.  Our media carts are designed to be highly durable and functional while also providing the style and elegance required for conferencing settings.  We expanded our Titan multimedia cart line with the Titan Articulating Arm Dual Display Cart in June 2009.  This patent pending design features an articulating dual display mounting system that folds the monitor support arms for angle viewing, transportation, and storage. Once folded the dual media cart will fit into standard elevators or through standard doorways while accommodating most Plasma or LCD displays up to 50 inches. In June 2009, we announced the introduction of ClearPresence™ Dual Multimedia Cart to accommodate two flat screen monitors for video and audio conferencing systems.  However, for operational and strategic reasons, the product was discontinued.

Marketing and Sales

We primarily use a two-tier channel model, through which we sell our commercial products to a worldwide network of independent audiovisual, information technology, telecommunications distributors, who then sell our products to independent systems integrators, dealers, and value-added resellers, who in turn work directly with the end-users of our products for product fulfillment and installation if needed. We also sell our commercial products directly to certain dealers, systems integrators, value-added resellers, and end-users.  We sell our residential products through a global network of residential electronics dealers, system integrators, and other value-added resellers.

During the year ended December 31, 2010, approximately $26.1 million, or 63 percent, of our total product sales were generated in the United States and product sales of approximately $15.2 million, or 37 percent, were generated outside the United States. Revenue from product sales to customers outside of the United States accounted for approximately 36 percent of our total product sales for the transition period ended December 31, 2009 and approximately 32 percent of our total product sales for fiscal 2009. We sell directly to our distributors, resellers and end users in approximately 68 countries worldwide. We anticipate that the portion of our total product revenue from international sales will continue to increase as we further enhance our focus on developing new products, establishing new channel partners, strengthening our presence in key growth areas, complying with regional environmental regulatory standards, and improving product localization with country-specific product documentation and marketing materials.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
ITEM 1 - BUSINESS

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

 Independent Integrators, Dealers, and Resellers

Our direct distributors and resellers sell our commercial products worldwide to hundreds of independent system integrators, telephony value-added resellers, IT value-added resellers, and PC dealers on a non-exclusive basis. While dealers, resellers, and system integrators all sell our products directly to the end-users, system integrators typically add significant value to each sale by combining our products with products from other manufacturers as part of an integrated system solution. Commercial dealers and value-added resellers usually purchase our products from distributors and may bundle our products with products from other manufacturers for resale to the end-user.  Our residential dealers, system integrators, and other value-added resellers work in a similar fashion to our commercial dealers as they sell our products to end users.  We maintain close working relationships with our reseller partners and offer them education and training on all of our products.

Marketing

Much of our marketing effort is conducted in conjunction with our channel partners  who provide leverage for us in reaching existing and prospective customers worldwide. We also regularly attend industry forums and exhibit our products at multiple regional and international trade shows, often with our channel partners. These trade shows provide exposure for our brand and products to a wide audience.  Addtionally, we market our NetStreams branded residential products on our website http://www.netstreams.com and market our ClearOne branded commercial products on our website http://www.clearone.com.  In addition to advertising our products in popular publications serving the conferencing and residential electronics industries, we also conduct public relations initiatives to get press coverage and product reviews in industry and non-industry publications alike.

Customers

We do not believe that any end-user accounted for more than 10 percent of our total revenue during any of the periods reported in this Annual Report. Revenues included sales to two distributors, NewComm Distributing and Starin Distributing that represented approximately 32.5% of consolidated revenue during the year ended December 31, 2010 with each of these distributors accounting for more than 10 percent of the consolidated revenue during that period.  During the transition period of six months ended December 31, 2009, revenues included sales to three distributors, namely NewComm Distributing, Starin Marketing and VSO Marketing, that represented 50.0% of the consolidated revenue, with each of these distributors accounting  for more than 10 percent of the consolidated revenue during that period. As discussed above, these distributors facilitate product sales to a large number of independent systems integrators, dealers, and value-added resellers and subsequently to their end-users. The loss of one or more distributors could reduce revenue and have a material adverse effect on our business and results of operations. As of December 31, 2010, our shipped orders on which we had not recognized revenue were $4.3 million and our backlog of unshipped orders was $83,000.

Competition

The conferencing and the networked multimedia and control distribution product markets are characterized by intense competition, rapidly evolving technology, and increased business consolidation. We compete with businesses having substantially greater financial, research and product development, manufacturing, marketing, and other resources. If we are not able to continually design, manufacture, and successfully market new or enhanced products or services that are comparable or superior to those provided by our competitors and at comparable or better prices, we could experience pricing pressures and reduced sales, gross profit margins, profits, and market share, each of which could have a materially adverse effect on our business.

Our competitors vary within each product category. We believe we are able to differentiate ourselves and therefore successfully compete as a result of the high audio quality of our products resulting from a combination of proprietary and highly advanced audio signal processing technologies and networking technology in the form of trade secrets and patented intellectual property, technical and channel support services, and the strength of our channels and brands.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
ITEM 1 - BUSINESS

We believe the principal factors driving sales are the following:

●	Quality, features and functionality, and ease of use of the products;
●	Broad and deep global channel partnerships;
●	Significant established history of successful worldwide installations for diverse vertical markets;
●	Brand name recognition and acceptance;
●	Quality of customer and partner sales and technical support services; and
●	Effective sales and marketing.

In the professional audio conferencing systems and sound reinforcement markets, our main competitors include Biamp Systems, Harman International, Lectrosonics, Peavey, Polycom, and Shure and their original equipment manufacturing (OEM) partners, with several other companies potentially poised to enter the market. We occupy the number one position in the global professional audio conferencing market with nearly 50% of the global market share. We uniquely contributed to the professional conferencing market with three generations of products: the introduction of the Audio Perfect (“AP”) product line a number of years ago, followed by the XAP and subsequently the Converge Pro.  We believe we continue to have a strong reputation with the system integrators and audio visual consultants.

We believe we created a new audio conferencing category which we call premium conferencing with the introduction of the RAV platform in 2004.  The RAV was replaced with a next generation solution,  the INTERACT AT in January 2010 and  is a unique product with capabilities we do not believe can be found on any other competing system.

In the traditional tabletop conferencing market, we face significant competition from Konftel (now part of Avaya), LifeSize (now part of Logitech), Panasonic and Polycom, Radvision, and especially from their OEM partnerships. The significant portion of the tabletop market is covered by sales through OEM partnerships. While we believe MAX products have unique features like the ability to attach or daisy chain multiple phones together and have superior quality through our proprietary digital signal processing technologies, our limited OEM partnerships and pricing pressures from higher volume competitors restrict our ability to expand our existing share of this market.

Our primary competitors in the personal conferencing market are Actiontec, IOgear, mVox, Phoenix Audio, Plantronics, and Polycom and their OEM partners. We believe that our CHAT product line offers unique advantages by their superior audio performance and their ability to connect to multiple devices for a variety of applications.

Our networked multimedia streaming and control  products face intense competition from a few well-established corporations of diversified capabilities and strengths. In the commercial streaming multimedia and control market, our main competitors include AMX, BiAmp, Crestron, Extron, Harmon Group, and Magenta.  In the residential streaming multimedia and control market, our main competitors include AMX, Crestron, ELAN, and Russound.  We believe that our pioneering and patented StreamNet technology delivers superior audio and video streaming performance and flexibility and provides us a competitive edge over other industry players.

Our media carts compete primarily with the products of Accuwood, Comlink, and Video Furniture International and several small vendors. Sales of media carts are affected by shipping costs, resulting in higher product costs when compared to local vendors and suppliers.

In each of the markets in which we compete, many of our competitors may have access to greater financial, technical, manufacturing, and marketing resources, and as a result they may respond more quickly or effectively to new technologies and changes in customer preferences. We cannot provide assurance that we will continue to compete effectively in the markets we serve.

Regulatory Environment

Regulations regarding product safety, product operational agency compliance, the materials used in manufacturing, the process of disposing of electronic equipment and the efficient use of energy require additional time to obtain regulatory approvals of new products in both domestic and international markets. Such regulations may impact our ability to expand our sales in a timely and cost-effective manner and as a result our business could be harmed.

Sources and Availability of Raw Materials

We manufacture our products through electronics manufacturing services ("EMS") providers, who are generally responsible for sourcing and procurring required raw materials and components. Most of the components that our EMS providers require for manufacturing our products are readily available from a number of sources.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
ITEM 1 - BUSINESS

We continually work with our EMS providers to seek alternative sources for all our components and raw materials requirements to ensure higher quality and better pricing. Most of our EMS providers and their vendors are qualified by Corporate Quality Assurance. We work with our EMS providers to ensure raw materials and components conform to our specifications.

Manufacturing

Currently, all of our products are manufactured by EMS providers. Our primary EMS provider is Flextronics.

Seasonality

Our commercial audio conferencing products and media carts revenue has historically been strongest during the third and fourth quarters, though the variations between the quarters are not consistently significant. There can be no assurance that any historic sales patterns will continue and, as a result, sales for any prior quarter are not necessarily indicative of the sales to be expected in any future quarter.

Research and Product Development

We are committed to research and product development and view our continued investment in research and product development as a key ingredient to our long-term business success. Our research and product development expenditures were approximately $7.7 million during the year ended December 31, 2010, $3.5 million during the six months ended December 31, 2009 and $7.5 million in the fiscal year ended June 30, 2009.

Our core competencies in research and product development include (a) many audio technologies, including telephone echo cancellation, acoustic echo cancellation, and noise cancellation using advanced digital signal processing technology, and (b) networking and multimedia streaming technologies. We also have expertise in wireless technologies, VoIP, and software and network application development. We believe that ongoing development of our core technological competencies is vital to develop new products and to enhance existing products.

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

We generally require our employees, certain customers and partners to enter into confidentiality and non-disclosure agreements before we disclose any confidential aspect of our technology, services, or business. In addition, our employees are required to assign to us any proprietary information, inventions, or other technology created during the term of their employment with us. However, these precautions may not be sufficient to protect us from misappropriation or infringement of our intellectual property.

Employees

As of December 31, 2010, we had 122 full-time employees and one part-time employee. Of these employees, 81 were located in our Salt Lake City office, 38 in other U.S. locations, two in the United Kingdom and two in Asia. None of our employees are subject to a collective bargaining agreement and we believe our relationship with our employees is good.  We occasionally hire contractors with specific skill sets to meet our operational needs.

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

Orders from our distributors and other distribution participants are based on demand from end-users. Prospective end-user demand is difficult to measure. This means that our revenue during any fiscal quarter could be adversely impacted by low end-user demand, which could in turn negatively affect orders we receive from distributors and dealers. Our expectations for both short and long-term future net revenues are based on our own estimates of future demand.

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

In the audio conferencing products market, the revenue generated from sales of our audio conferencing products for distance learning and courtroom facilities depends on government funding.  In the event government funding for such initiatives was reduced or became unavailable, our sales could be negatively impacted. Additionally, many of our products are subject to governmental regulations. New regulations could significantly impact sales in an adverse manner.

Environmental laws and regulations subject us to a number of risks and could result in significant costs and impact on revenue.

Regulations regarding the materials used in manufacturing, the process of disposing of electronic equipment and the efficient use of energy require additional time to obtain regulatory approvals of new products in international markets. Such regulations may impact our ability to expand our sales in a timely and cost-effective manner and as a result, our business could be harmed.

Product development delays or defects could harm our competitive position and reduce our revenue.

We have in the past experienced, and may again experience, technical difficulties and delays with the development and introduction of new products. Many of the products we develop contain sophisticated and complicated circuitry, software and components, and utilize manufacturing techniques involving new technologies. Potential difficulties in the development process that could be experienced by us include difficulty in the following:

●	meeting required specifications and regulatory standards;
●	meeting market expectations for performance;

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
ITEM 1A - RISK FACTORS

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

We market our products primarily through a network of distributors who in turn sell our products to systems integrators, dealers, and value-added resellers. All of our agreements with such distributors and other distribution participants are non-exclusive, terminable at will by either party, and generally short-term. No assurances can be given that any or all such distributors or other distribution participants will continue their relationship with us. Distributors and, to a lesser extent, systems integrators, dealers, and value-added resellers cannot easily be replaced and the loss of revenues and our inability to reduce expenses to compensate for the loss of revenue could adversely affect our net revenue and profit margins.

Although we rely on our distribution channels to sell our products, our distributors and other distribution participants are not obligated to devote any specified amount of time, resources, or efforts to the marketing of our products, or to sell a specified number of our products. There are no prohibitions on distributors or other resellers offering products that are competitive with our products, and some do offer competitive products. The support of our products by distributors and other distribution participants may depend on the competitive strength of our products and the price incentives we offer for their support. If our distributors and other distribution participants are not committed to our products, our revenue and profit margins may be adversely affected.

Additionally, we offer our distributors price protection on their inventory of our products. If we reduce the list price of our products, we will compensate our distributors for the respective products that remain in their inventory on the date the price adjustment becomes effective provided that they have taken delivery of the products within the last 35 days. Our net revenue and profit margins could be adversely affected if we reduce product prices significantly or distributors happen to have significant inventory on-hand of the affected product at the time of a price reduction. Further, if we do not have sufficient cash resources to compensate distributors on terms satisfactory to them or us, our price protection obligations may prevent us from reacting quickly to competitive market conditions.

We rely on reporting of distribution channel inventory by our distributors to recognize revenue from product sales to them, which could turn out to be inaccurate.

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

We outsource the manufacturing of all of our products to electronics manufacturing services ("EMS") providers located in both the U.S. and Asia. If any of these EMS providers experiences difficulties in obtaining sufficient supplies of components, component prices significantly exceeding anticipated costs, an interruption in their operations, or otherwise suffers capacity constraints, we would experience a delay in shipping these products which would have a negative impact on our revenue. Should there be any disruption in services due to natural disaster, like the recent natural disaster in Japan, economic or political difficulties, transportation restrictions, acts of terror, quarantines or other restrictions associated with infectious diseases, or other similar events, or any other reason, such disruption would have a material adverse effect on our business.

Operating in the international outsourcing environment exposes us to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, and potentially adverse tax consequences, which could materially affect our results of operations. Currently, we have no second source of manufacturing for a portion of our products.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
ITEM 1A - RISK FACTORS

Switching from one EMS provider to another is an expensive, difficult and a time consuming process, with serious risks to our ability to successfully transfer our manufacturing operations. Our operations and consequently our revenues and profitability would be materially adversely affected if we are forced to switch any of our EMS providers due to any of a number of factors, including financial difficulties faced by the manufacturer, disagreements in pricing negotiations between us and the manufacturer and organizational changes in the manfacturer.

The cost of delivered product from our EMS providers is a direct function of their ability to buy components at a competitive price and to realize efficiencies and economies of scale within their overall business structures. If they are unsuccessful in driving efficient cost models, our delivered costs could rise, affecting our profitability and ability to compete. In addition, if the EMS providers are unable to achieve greater operational efficiencies, delivery schedules for new product development and current product delivery could be negatively impacted.

Difficulties in integrating past or potential future acquisitions could adversely affect our business.

We recently acquired NetStreams, a pioneer in digital media networks based on Internet Protocol (TCP/IP).  The efficient and effective integration of this business into our organization is important to our growth.  Any acquisition involves numerous risks, including difficulties in integrating the operations, technologies and products of the acquired companies, the diversion of our management's attention from other business concerns, and the potential loss of key customers or employees of an acquired company. Failure to achieve the anticipated benefits of this and any future acquisitions or to successfully integrate the operations of this or any other companies we acquire could also harm our business, results of operations and cash flows. Additionally, we cannot assure you that we will not incur material charges in future quarters to reflect additonal costs associated with acquisitions or any future acquisitions we may make.

Product obsolescence could harm demand for our products and could adversely affect our revenue and our results of operations.

Our industry is subject to technological innovations that could render existing technologies in our products obsolete and thereby decrease market demand for such products. If any of our products becomes slow-moving or obsolete and the recorded value of our inventory is greater than its market value, we will be required to write down the value of our inventory to its fair market value, which would adversely affect our results of operations. In limited circumstances, we are required to purchase components that our outsourced manufacturers use to produce and assemble our products. Should technological innovations render these components obsolete, we will be required to write down the value of this inventory, which could adversely affect our results of operations.

If we are unable to protect our intellectual property rights or have insufficient proprietary rights, our business would be materially impaired.

We currently rely primarily on a combination of trade secrets, copyrights, trademarks, patents, patents pending, and nondisclosure agreements to establish and protect our proprietary rights in our products. No assurances can be given that others will not independently develop technologies similar to ours, or duplicate or design around aspects of our technology. In addition, we cannot assure that any patent or registered trademark owned by us will not be invalidated, circumvented or challenged, or that the rights granted thereunder will provide competitive advantages to us. Costly litigation may be necessary to enforce our intellectual property rights. We believe our products and other proprietary rights do not infringe upon any proprietary rights of third parties; however, we cannot assure that third parties will not assert infringement claims in the future. Our industry is characterized by vigorous protection of intellectual property rights. Such claims and the resulting litigation are expensive and could divert our attention, regardless of the merit of such claims. In the event of a successful claim, we might be required to license third-party technology or redesign our products, which may not be possible or economically feasible.

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

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
ITEM 1A - RISK FACTORS

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

As with any company, our operations are at risk of being interrupted by earthquake, fire, flood, and other natural and human-caused disasters, including disease and terrorist attacks. Our operations are also at risk of power loss, telecommunications failure, and other infrastructure and technology based problems. To help guard against such risks, we carry business interruption loss insurance to help compensate us for losses that may occur, but we cannot assure that such coverage would protect us from all such possible losses.

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

As of December 31, 2010, we had outstanding options to acquire approximately 1.2 million shares of our common stock at a weighted average exercise price of $4.35 per share. An additional 616,000 shares remain available for grant under our 2007 Equity Incentive Plan.  During the terms of these options, the holders thereof will have the opportunity to profit from an increase in the market price of the common stock.  The existence of these options may adversely affect the terms on which we can obtain additional financing, and the holders of these options can be expected to exercise such options at a time when we, in all likelihood, would be able to obtain additional capital by offering shares of our common stock on terms more favorable to us than those provided by the exercise of these options.

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

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
ITEM 1A - RISK FACTORS

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

We currently occupy a 31,279 square-foot facility in Salt Lake City, Utah under the terms of an operating lease expiring in May 2016 which supports our principal administrative, sales, marketing, customer support, and research and product development facility.

We occupy a 23,712 square-foot warehouse in Salt Lake City under the terms of an operating lease expiring in November 2013 which serves as our primary inventory fulfillment and repair center. We also occupy a warehouse measuring 6,000 square feet in Salt Lake City under the terms of an operating lease expiring in December 2011. We also lease approximately 3,700 square-feet of warehouse space in Hong Kong under the terms of two operating leases both expiring in February 2012 which support our partners and customers located in the Asia-Pacific region.

We also occupy a 9,400 square-foot facility in Austin, Texas under the terms of an operating lease expiring in May 2012, which serves as an additional facility to support our administrative, sales, marketing, customer support, and research and development activities.

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

	Year ended December 31, 2010		Six months ended December 31, 2009		Year ended June 30, 2009
	High	Low	High	Low	High	Low
July 1 to Sep 30	$4.00	$2.97	$2.93	$2.40	$5.00	$3.10
Oct 1 to Dec 31	4.10	3.11	3.49	2.63	4.74	3.27
Jan 1 to Mar 31	3.33	2.90			4.06	3.00
April 1 to Jun 30	3.25	2.96			3.25	2.47

On March 28, 2011, the closing price for our common stock as reported on the Nasdaq Capital Market was $7.05.

Shareholders

As of March 28, 2011, there were 8,936,426 shares of our common stock issued and outstanding and held by approximately 447 shareholders of record. This number includes each broker dealer and clearing corporation, that hold shares for customers, as a single shareholder.

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

Securities Authorized for Issuance under Equity Compensation Plans

We currently have two equity compensation plans, our 1998 Stock Option Plan (the “1998 Plan”) and our 2007 Equity Incentive Plan (the “2007 Plan”).

Issuer Purchases of Equity Securities

See Note 10 – Shareholders’ Equity of the Notes to Consolidated Financial Statements (Part II, Item 8) for information regarding issuer purchases of equity shares. There were no issuer purchases of equity securities during the year ended December 31, 2010.

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

OVERVIEW

Throughout this discussion, we compare results of operations for the 12 months ended December 31, 2010 ("2010") to the 12 months ended December 31, 2009 ("the comparable period").

The outlook for the global economy improved during 2010, especially during the later half of the year, helping us achieve record revenue growth and profitability.

The operations of NetStreams, Inc., our wholly owned subsidiary acquired in November 2009, were fully integrated and absorbed into ClearOne's operations and the results reported for the year ended 2010 fully reflect this.

Revenue and profitability of all product lines in our conferencing and collaboration portfolio of products improved during the year ended December 31, 2010.  There were significant improvements in revenues from professional, personal and premium conferencing products. The revenue improvement in traditional tabletop conferencing products was modest, while revenue from media carts declined. We also benefitted from additional revenues through NetStreams products during 2010.  While revenue increased by 31% during 2010 over the comparable period, both gross profit and net income improved significantly despite an accrual of $2.2 million for legal expenses in connection with our litigation relating to indemnification of a former ClearOne Officer. During 2010, gross profit increased by $7.9 million or 47% and net income increased by $2.0 million or over 500% over the comparable period.

We derive a major portion (approximately 66%) of our revenue from North America. Our share of revenue from foreign markets outside North America has increased steadily over the years.

The conferencing products market is characterized by intense competition and rapidly evolving technology.  Our competitors vary within each product category. The professionally installed product side of our business continues to perform at a high level and the personal product side is also growing along with premium products category. However, we face significant competition in the tabletop category due to the dominant presence of a major competitor. We intend to increase our market presence through the introduction of new products to take advantage of the increasing adoption of unified communications. We also intend to strengthen our portfolio of networked multimedia streaming products by introducing new products in the forthcoming months.

The immediate outlook for our business is encouraging as we see continued strength in the economic recovery around the world as well as a broader interest in and adoption of conferencing and collaboration solutions. We will continue to monitor market developments closely and control our costs.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

DISCUSSION OF RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2010 COMPARED TO YEAR ENDED DECEMBER 31, 2009

The following table sets forth certain items from our consolidated statements of operations for the year ended December 31, 2010 and 2009, together with the percentage of total revenue which each item represents.

	Year ended December 31, 2010 Audited		Year ended December 31, 2009 Unaudited		Variance Favorable (Unfavorable)
	$ thousands	% of Revenue	$ thousands	% of Revenue	$ thousands	%
Revenue	$41,284	100.0%	$31,499	100.0%	$9,785	31.1%
Cost of goods sold	16,643	40.3%	14,712	46.7%	(1,931)	-13.1%
Gross profit	24,641	59.7%	16,787	53.3%	7,854	46.8%
Operating Expenses:
Sales and marketing	8,685	21.0%	6,822	21.7%	(1,863)	-27.3%
Research and product development	7,739	18.7%	7,414	23.5%	(325)	-4.4%
General and administrative	6,420	15.6%	4,203	13.3%	(2,217)	-52.7%
Insurance settlement proceeds	—	—	(1,100)	-3.5%	(1,100)	*
Total Operating Expenses	22,844	55.3%	17,339	55.0%	(5,505)	-31.7%
Operating income	1,797	4.4%	(552)	-1.8%	2,349	425.5%
Other expense, net	(104)	-0.3%	429	1.4%	(533)	-124.2%
Income (loss) before income taxes	1,693	4.1%	(123)	-0.4%	1,816	1,476.4%
Benefit from income taxes	681	1.6%	507	1.6%	174	34.3%
Net income	$2,374	5.8%	$384	1.2%	$1,990	518.2%
____________________
*  Not Meaningful

Revenue

Our revenue was $41.3 million for the year ended December 31, 2010 compared to $31.5 million for the comparable period. Revenue during 2010 increased approximately $9.8 million, or 31% from the comparable period. The increase in revenue was primarily the result of increases in sales volume in our professional, personal, premium and tabletop products which collectively increased $8.5 million. NetStreams products added an additional revenue of approximately $2.1 million. These increases in revenue were partially offset by reductions in media cart revenue and increased expenditures on sales programs and incentives. The revenue from professional products increased by approximately 27% even though the share of professional products in our total revenue declined to approximately 63% in 2010, from approximately 67% during the comparable period.  Revenue from personal and premium conferencing products increased by approximately 44% and 132%, respectively, during 2010.

We evaluate, at each quarter-end, the inventory in the distribution channel through information provided by certain of our distributors. The level of inventory in the channel will fluctuate up or down, each quarter, based upon our distributors’ individual operations. Accordingly, each quarter-end revenue deferral is calculated and recorded based upon the underlying channel inventory at quarter-end. During 2010 and the comparable period the change in deferred revenue based on the movement of inventory in the channel was a recognition of revenue of $401,000 and $613,000, respectively.

Costs of Goods Sold and Gross Profit

Costs of goods sold (“COGS”) includes expenses associated with finished goods purchased from outsourced manufacturers, the manufacture of our products (including material and direct labor), our manufacturing and operations organization, property and equipment depreciation, warranty expense, freight expense, royalty payments, and the allocation of overhead expenses.

Our gross profit during 2010 was approximately $24.6 million compared to approximately $16.8 million in the comparable period. Gross profit margins (“GPM”), or gross profit as a percentage of sales, were 59.7% and 53.3% in 2010 and the comparable period, respectively. The gross profit increase was mostly due to the significant increase in revenue from various product lines, additional revenue contributed from NetStreams products and the absence of inventory obsolescence costs in 2010. During the comparable period, gross profit was reduced by inventory obsolescence costs of approximately $1.8 million. The increase in gross profit in 2010 was partially offset by increased raw material and component costs.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

Our profitability in the near-term continues to depend significantly on our revenues from professional conferencing products. We hold significant amounts of long-term inventory and if we are unable to sell our long-term inventory, profitability might be affected by inventory write-offs and price mark-downs.

Operating Expenses and Profits (Losses)

Operating profits (losses), or income from operations, is the surplus after operating expenses are deducted from gross profits. Operating expenses include sales & marketing (“S&M”) expenses, research and product development (“R&D”) expenses and general and administrative (“G&A”) expenses. Total operating expenses were approximately $22.8 million in 2010 compared to approximately $17.3 million during the comparable period. Following is a more detailed discussion of expenses related to sales and marketing, research and product development, general and administrative, and other items.

Sales and Marketing. S&M expenses include selling, customer service, and marketing expenses such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses. Total S&M expenses were approximately $8.7 million in 2010 compared with approximately $6.8 million in the comparable period. As a percentage of revenue, S&M expenses were 21.0% in 2010 compared with 21.7% in the comparable period. The increase in S&M expenses in 2010 was approximately $1.9 million or 27% over the comparable period as a result of increased commissions to sales personnel and independent sales representatives and due to the absorption of sales personnel-related costs of NetStreams.

Research and Product Development. R&D expenses include research and development, product line management, engineering services, and test and application expenses, including employee-related costs, outside services, expensed materials, depreciation, and an allocation of overhead expenses. Total R&D expenses were approximately $7.7 million in 2010 compared to approximately $7.4 million during the comparable period. As a percentage of revenue, R&D expenses were 18.7% in 2010 compared to 23.5% in the comparable period. The increase in R&D expenses was due to the absorption of NetStreams R&D personnel which was partially offset by reductions in outsourced and project related expenses.

General and Administrative. G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs and corporate administrative costs, including finance and human resources. Total G&A expenses were approximately $6.4 million in 2010 compared with approximately $4.2 million in the comparable period. As a percentage of revenue, G&A expenses were 15.6% in 2010 and 13.3% in the comparable period. G&A expenses in the comparable period included credits totalling $1.2 million for the reversal of accrued legal expenses in connection with the indemnification of a former ClearOne Officer and receipt of certain insurance settlement proceeds. G&A expenses in 2010 included an accrual  of $2.2 million of legal expenses in connection with the indemnification of a former ClearOne Officer. If the $1.2 million in credits in the comparable period and the $2.2 million accrual of legal expenses in 2010, as explained above, were excluded, G&A expenses in 2010 and in the comparable period would be $4.2 million and $5.5 million respectively. The reduction in these "adjusted" G&A expenses was primarily due to a decrease in stock-based compensation costs, salaries and bad debts expense and the absence of acquisition related transaction costs, partially offset by an increase in bonuses to executives and amortization expenses. Management believes that excluding the credits and accrual of legal expenses from GAAP results of G&A expenses will provide investors with useful information to help them evaluate our operating results and objectives, and management does not believe that the excluded items are reflective of underlying performance.

Insurance Settlement Proceeds. We recognized income of $1.1 million received from our insurance company in settlement of a dispute over insurance coverage under directors and officers liability insurance policies in the comparable period. (See section titled "Insurance Coverage Action" under Note 8 - Commitments and Contingencies to our Consolidated Financial Statements of our Form 10-K for the year ended June 30, 2009).

Benefit from income taxes

The tax benefit of approximately $681,000 during 2010 was primarily the result of a decrease in our unrecognized tax benefits liability due to the reversal of the liability related to the settlement with taxing authorities.  This compared to a tax benefit of $507,000 during the comparable period. The tax benefit for the comparable period was primarily the result of federal research and development credits for that year.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

As of December 31, 2010, our cash and cash equivalents were approximately $11.4 million compared to $9.5 million as of December 31, 2009. Our working capital was $22.8 million and $16.3 million as of December 31, 2010 and December 31, 2009, respectively.

Net cash flows provided by operating activities were approximately $4.4 million during 2010 primarily due to net income of $2.4 million, an increase in accrued liabilities of $3.0 million and a realization of inventories of $1.4 million partially offset by an increase in accounts receivable of $3.5 million. In the comparable period, net cash flows provided by operating activities were approximately $184,000 consisting primarily of write-off of inventory of $1.8 million, and depreciation and amortization of $816,000 partially offset by a decrease in accrued liabilities of $2.3 million.

Net cash flows used in investing activities were $449,000 during 2010 compared to net cash flows provided by investing activities of $6.9 million during the comparable period. The decrease in cash flows from investing activities of $7.3 million was primarily due to realization of marketable securities of $10.9 million in the comparable period offset by cash outflows due to the acquisition of NetStreams and purchases of property and equipment. During the comparable period, we acquired NetStreams, Inc. for $1.45 million cash consideration and assumed all of NetStreams' assets and liabilities, including $2 million in debt. Please refer to Note 3 - Business Combinations, Goodwill and Intangible Assets in the Notes to Consolidated Financial Statements (Part II, Item 8)

Net cash used in financing activities during 2010 totaled $2.0 million representing repayment of debt assumed in the acquisition of NetStreams. This compared to net cash provided by financing activities of $121,000 in the comparable period, which consist of proceeds from the issuance of common stock upon exercise of stock options.

In the comparable period we paid approximately $675,000 in income taxes while we received net refunds of approximately $221,000 in income taxes during 2010.

We believe that future income from operations and effective management of working capital will provide the liquidity needed to meet our short-term and long-term operating requirements and finance our growth plans. We also believe that our strong financial position and sound business structure will enable us raise additional capital when needed to meet our short and long-term financing needs. In addition to capital expenditures, we may use cash in the near future for selective infusions of technological, marketing or product manufacturing rights to broaden our product offerings, as well as acquisitions that may strategically fit our business and are accretive to performance.

At December 31, 2010, we had open purchase orders related to our electronics manufacturing services providers and other contractual obligations of approximately $4.3 million, primarily related to inventory purchases.

At December 31, 2010, we had inventories totaling $11.4 million out of which non-current inventory accounted for $2.6 million. This compares to total inventories of $12.6 million and non-current inventory of $6.4 million as of December 31, 2009.  As our business prospects continue to improve, we expect to continue to reduce our non-current inventories and convert them into cash.

Off-Balance Sheet Arrangements

We have no off-balance-sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, results of operations or liquidity.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our results of operations and financial position are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We evaluate our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. We believe that the estimates we use are reasonable; however, actual results could differ from those estimates. Our significant accounting policies are described in Note 2 - Summary of Significant Accounting Policies to the Consolidated Financial Statements included in Part II, Item 8 of this report. We believe the following critical accounting policies identify our most critical accounting policies, which are the policies that are both important to the representation of our financial condition and results and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

We provide a right of return on product sales to major distributors under a product rotation program. Under this seldom used program, once a quarter, a distributor is allowed to return products purchased during the prior 180 days for a total value generally not exceeding 15% of the distributor’s net purchases during the preceding quarter. The distributor is, however, required to place a new purchase order for an amount not less than the value of products returned under the stock rotation program. When products are returned, the associated revenue, cost of goods sold, inventory and accounts receivable originally recorded are reversed. When the new order is placed, the revenue, associated cost of goods sold, inventory and accounts receivable are recorded and the product revenue is subject to the deferral analysis described below. In a small number of cases, the distributors are also permitted to return the products for other business reasons.

Revenue from product sales to distributors is not recognized until the return privilege has expired or it can be determined with reasonable certainty that the return privilege has expired, which approximates when the product is sold-through to customers of our distributors (dealers, system integrators, value-added resellers, and end-users), rather than when the product is initially shipped to a distributor. We evaluate, at each quarter-end, the inventory in the distribution channel through information provided by our distributors. The level of inventory in the channel will fluctuate up or down, each quarter, based upon our distributors’ individual operations. Accordingly, each quarter-end deferral of revenue and associated cost of goods sold are calculated and recorded based upon the actual channel inventory reported at quarter-end. Further, with respect to distributors and other channel partners not reporting the channel inventory, the revenue and associated cost of goods sold are deferred until we receive payment for the product sales made to such distributors or channel partners.

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

The amount of deferred cost of goods sold was included in consigned inventory. The following table details the amount of deferred revenue, cost of goods sold, and gross profit:

	As of December 31, 2010	As of December 31, 2009
Deferred Revenue	$4,306	$4,707
Deferred Cost of Goods Sold	1,742	1,846
Deferred Gross Profit	$2,564	$2,861

We offer rebates and market development funds to certain of our distributors, dealers/resellers, and end-users based upon volume of product purchased by them. We record rebates as a reduction of revenue in accordance with GAAP.

We offer credit terms on the sale of our products to a majority of our channel partners and perform ongoing credit evaluations of our customers’ financial condition. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of our channel partners to make required payments based upon our historical collection experience and expected collectability of all accounts receivable. Our actual bad debts in future periods may differ from our current estimates and the differences may be material, which may have an adverse impact on our future accounts receivable and cash position.

Impairment of Goodwill and Intangible Assets

We allocated the purchase price for the acquisition of NetStreams, Inc. on the basis of well established valuation techniques performed by qualified experts. Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We perform impairment tests of goodwill and intangible assets with indefinite useful lives, on an annual basis in the fourth fiscal quarter, or sooner if a triggering event occurs suggesting possible impairment of the values of these assets. In association with the acquisition of NetStreams $726,000 and $400,000 have been recorded as goodwill and intangible assets with indefinite useful life, respectively. In response to changes in industry, technology and competitive circumstances we might be required to exit or dispose of the business acquired through the NetStreams, Inc. acquisition, which could result in an impairment of goodwill and intangible assets.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

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

To the extent we establish a valuation allowance in a period we must include and expense the allowance within the tax provision in the consolidated statement of operations. In accordance with ASC Topic 740, Accounting for Income Taxes, we analyzed our valuation allowance at December 31, 2010 and determined that based upon available evidence it is more likely than not that certain of our deferred tax assets related to capital loss carryovers and state research and development credits will not be realized and as such we have recorded a valuation allowance against these deferred tax assets in the amount of $944,000. The change in this valuation allowance resulted in a decrease in our income tax benefit for 2010 of $64,000.  Please refer to Note 13 - Income Taxes in the Notes to Consolidated Financial Statements (Part II, Item 8) for additional information.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2010, FASB issued Accounting Standards Update ("ASU") 2010 - 28 to update Topic 350 - Intangibles-Goodwill and Other. The update changes the way in which testing for goodwill impairment is done. When a reporting unit's carrying amount is zero or negative, the update requires the entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impaiment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The new requirements are effective and applicable to us with respect to financial reports commencing in the first quarter of 2011. We believe that our testing for goodwill impairment would not be affected by this change.

In December 2010, FASB issued ASU 2010 - 29 to update Topic 805 - Business Combinations. This update has streamlined the way in which pro forma information for business combinations are reported. The amendments in the update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The update has also expanded the supplemental disclosures required under Topic 805. The changes are effective and would be applicable to us for disclosures relating to any business combination occurring since the beginning of 2011. This update would have an impact on us only if we enter into any material business combinations in the future.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this Form 10-K beginning on  and is incorporated in this Item 8 by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the required time periods and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. As required by Rule 13a-15 under the Exchange Act, we have completed an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Principal Financial Officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of December 31, 2010. Based upon this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures are effective at a reasonable assurance level.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment using those criteria, management concluded that the design and operation of our internal control over financial reporting are effective as of December 31, 2010.

Changes in Internal Control Over Financial Reporting

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

None.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2011 annual meeting of shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2011 annual meeting of shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2011 annual meeting of shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2011 annual meeting of shareholders.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2011 annual meeting of shareholders.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.
Financial Statements: Financial statements set forth under Part II, Item 8 of this Annual Report on Form 10-K are filed in a separate section of this Form 10-K. See "Index to Consolidated Financial Statements" on page F-1.

2.
Financial Statement Schedules: All schedules are omitted since they either are not required, not applicable or the information is presented in the accompanying consolidated financial statements and notes thereto.

3.	Exhibits: The exhibits listed under the Index of exhibits in the next page are filed or incorporated by reference as part of this Form 10-K.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES

INDEX OF EXHIBITS

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date
2.2	Agreement and Plan of Merger, dated as of November 3, 2009, by and among ClearOne Communications, Inc., Alta-Wasatch Acquisition Corporation, NetStreams, Inc., Austin Ventures VIII, L.P., and Kevin A. Reinis.		8-K	001-33660	2.2	11/09/2009
3.1	Articles of Incorporation and amendments thereto		10-K	001-33660	3.1	09/10/2008
3.2	Bylaws	X
10.1	Employment Separation Agreement between ClearOne Communications, Inc. and Frances Flood, dated December 5, 2003*		10-K	000-17219	10.1	08/18/2005
10.2	Employment Termination Agreement between ClearOne Communications, Inc. and Susie Strohm, dated December 5, 2003*		10-K	000-17219	10.1	08/18/2005
10.3	Joint Prosecution and Defense Agreement dated April 1, 2004 between ClearOne Communications, Inc., Parsons Behle & Latimer, Edward Dallin Bagley and Burbidge & Mitchell, and amendment thereto		10-K	000-17219	10.1	08/18/2005
10.4	1997 Employee Stock Purchase Plan		S-8	333-137859	4.9	10/06/2006
10.5	1998 Stock Option Plan		S-8	333-137859	4.8	10/06/2006
10.6	2007 Equity Incentive Plan		S-8	333-148789	4.7	01/22/2008
10.8	Office Lease between Edgewater Corporate Park, LLC and ClearOne Communications, Inc. dated June 5, 2006		10-K	000-17219	10.19	09/14/2006
10.11	Compromise Agreement between ClearOne Communications UK Limited and Martin Offwood dated August 13, 2007*		10-Q	001-33660	10.1	11/13/2007
10.14	Consulting Agreement between Edward D. Bagley and ClearOne Communications, Inc. dated July 6, 2007		10-K	001-33660	10.14	09/17/2007
10.15	Severance Agreement between ClearOne Communications, Inc. and Edward D. Bagley dated July 6, 2007*		10-K	001-33660	10.15	09/17/2007
10.20	Margin Loan Agreement between ClearOne Communications, Inc. and UBS Financial Services, Inc. dated September 10, 2008		8-K	001-33660	10.20	09/11/2008
10.21	Manufacturing Services Agreement between Flextronics Industrial, Ltd. and ClearOne Communications, Inc. dated November 3, 2008		10-K	001-33660	10.21	10/13/2009
10.22	Settlement and Release Agreement between ClearOne Communications, Inc. and Edward Dallin Bagley dated October 7, 2009		10-K	001-33660	10.22	10/13/2009
10.23	Joinder to Loan and Security Agreement, dated as of November 3, 2009, by and between ClearOne Communications, Inc. and Square 1 Bank.		8-K	001-33660	10.23	11/09/2009
10.24	Seventh Amendment to Loan and Security Agreement, dated as of November 3, 2009, by and between Square 1 Bank, ClearOne Communications, Inc., NetStreams Inc., and NetStreams, LLC.		8-K	001-33660	10.24	11/09/2009
14.1	Code of Ethics, approved by the Board of Directors on August 23, 2006		10-K	000-17219	14.1	09/14/2006
21.1	Subsidiaries of the registrant	X
23.1	Consent of Jones Simkins P.C., Independent Registered Public Accounting Firm	X
31.1	Section 302 Certification of Chief Executive Officer	X
31.2	Section 302 Certification of Chief Financial Officer	X
32.1	Section 906 Certification of Chief Executive Officer	X
32.2	Section 906 Certification of Chief Financial Officer	X
____________
*Constitutes a management contract or compensatory plan or arrangement.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARONE COMMUNICATIONS, INC.
Registrant

/s/ Zeynep Hakimoglu
Zeynep Hakimoglu
President, Chief Executive Officer (Principal Executive Officer), and Chairman of the Board and Director
March 30, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Zeynep Hakimoglu	/s/ Narsi Narayanan
Zeynep Hakimoglu	Narsi Narayanan
President, Chief Executive Officer (Principal Executive Officer), and Chairman of the Board and Director March 30, 2011	Vice President of Finance (Principal Financial and Accounting Officer) March 30, 2011

/s/ E. Bryan Bagley	/s/ Brad R. Baldwin
E.Bryan Bagley	Brad R. Baldwin
Director March 30, 2011	Director March 30, 2011

/s/ Larry R. Hendricks	/s/ Scott M. Huntsman
Larry R. Hendricks	Scott M. Huntsman
Director March 30, 2011	Director March 30, 2011

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm – Jones Simkins, P.C.	F-2
Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009	F-3
Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2010, six months ended December 31, 2009 and fiscal year ended June 30, 2009	F-4
Consolidated Statements of Shareholders' Equity for the year ended December 31, 2010, six months ended December 31, 2009 and fiscal year ended June 30, 2009	F-5
Consolidated Statements of Cash Flows for the year ended December 31, 2010, six months ended December 31, 2009 and fiscal year ended June 30, 2009	F-6
Notes to Consolidated Financial Statements	F-8

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of ClearOne Communications, Inc.

We have audited the accompanying consolidated balance sheets of ClearOne Communications, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for the year ended December 31, 2010, six months ended December 31, 2009 and year ended June 30, 2009. The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ClearOne Communications, Inc. and subsidiaries as of  December 31, 2010 and 2009, and the results of its operations and its cash flows for the year ended December 31, 2010, six months ended December 31, 2009 and year ended June 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Jones Simkins, P.C.

JONES SIMKINS, P.C.
Logan, Utah
March 30, 2011

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars, except per share amounts)

	December 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$11,431	$9,494
Receivables, net of allowance for doubtful accounts of $206 and $103, respectively	9,951	6,571
Inventories, net	8,780	6,236
Deferred income taxes	3,389	3,128
Prepaid expenses and other assets	446	1,609
Total current assets	33,997	27,038

Long-term inventory	2,617	6,412
Property and equipment, net	2,965	3,246
Intangibles	2,745	3,095
Goodwill	726	726
Long-term deferred income taxes	913	1,037
Other assets	18	21
Total assets	$43,981	$41,575

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,362	$2,304
Accrued liabilities	4,573	1,768
Current maturities of long term-debt	—	2,000
Deferred product revenue	4,306	4,707
Total current liabilities	11,241	10,779

Deferred rent	584	466
Other long-term liabilities	421	1,232
Total liabilities	12,246	12,477

Shareholders' equity:
Common stock, par value $0.001, 50,000,000 shares authorized, 8,929,439 and 8,929,134 shares issued and outstanding, respectively	9	9
Additional paid-in capital	39,073	38,810
Accumulated deficit	(7,347)	(9,721)
Total shareholders' equity	31,735	29,098
Total liabilities and shareholders' equity	$43,981	$41,575

See accompanying notes to consolidated financial statements

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands of dollars, except per share amounts)

	Year ended December 31, 2010	Six Months ended December 31, 2009	Year ended June 30, 2009

Revenue	$41,284	$16,836	$35,700
Cost of goods sold	16,643	7,276	15,323
Gross profit	24,641	9,560	20,377

Operating expenses:
Sales and marketing	8,685	3,204	7,529
Research and product development	7,739	3,493	7,541
General and administrative	6,420	2,900	3,631
Insurance settlement proceeds	—	—	(1,100)
Total operating expenses	22,844	9,597	17,601

Operating income (loss)	1,797	(37)	2,776

Other income (expense), net:
Interest income	43	76	474
Interest expense	(51)	(35)	(1)
Other, net	(96)	100	(27)
Total other income (expense), net	(104)	141	446

Income before income taxes	1,693	104	3,222
Benefit from (provision for) income taxes	681	320	(995)
Net income	$2,374	$424	$2,227

Comprehensive income:
Net income	$2,374	$424	$2,227
Unrealized gain (loss) on marketable securities, net of taxes of 0, 2, and ($415), respectively	—	(6)	700
Comprehensive income	$2,374	$418	$2,927

Basic earnings per common share	$0.27	$0.05	$0.24
Diluted earnings per common share	$0.27	$0.05	$0.24

Basic weighted average shares outstanding	8,929,305	8,928,970	9,213,731
Diluted weighted average shares outstanding	8,942,929	9,045,842	9,338,320

See accompanying notes to consolidated financial statements

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
 (in thousands of dollars, except per share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (loss)	Deficit	Equity

Balances at June 30, 2008	10,228,902	$10	$44,618	$(694)	$(12,372)	$31,562
Stock buy back program	(1,342,620)	(1)	(6,767)	—	—	(6,768)
Exercise of stock options	40,799	—	134	—	—	134
Compensation cost associated with ASC Topic 718	—	—	625	—	—	625
Employee Stock Purchase Plan	1,721	—	6	—	—	6
Unrealized gain on marketable securities, net of tax	—	—	—	700	—	700
Net income	—	—	—	—	2,227	2,227
Balances at June 30, 2009	8,928,802	$9	$38,616	$6	$(10,145)	$28,486
Compensation cost associated with ASC Topic 718	—	—	193	—	—	193
Employee Stock Purchase Plan	332	—	1	—	—	1
Unrealized loss on marketable securities, net of tax	—	—	—	(6)	—	(6)
Net income	—	—	—	—	424	424
Balances at December 31, 2009	8,929,134	$9	$38,810	$—	$(9,721)	$29,098
Compensation cost associated with ASC Topic 718	—	—	262	—	—	262
Employee Stock Purchase Plan	305	—	1	—	—	1
Net income	—	—	—	—	2,374	2,374
Balances at December 31, 2010	8,929,439	$9	$39,073	$—	$(7,347)	$31,735

See accompanying notes to consolidated financial statements

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars, except per share amounts)

	Year ended December 31, 2010	Six months ended December 31, 2009	Year Ended June 30, 2009
Cash flows from operating activities:
Net income	$2,374	$424	$2,227
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization expense	1,201	453	720
Stock-based compensation	263	194	631
Provision for doubtful accounts	103	—	16
Increase (decrease) in reserves against inventory	(104)	(153)	2,293
Write-off of note receivable	—	—	5
Gain on sale of marketable securities	—	(95)	—
Loss (gain) on disposal of assets	111	(5)	—
Changes in operating assets and liabilities:
Accounts receivable	(3,483)	(1,502)	1,248
Deposit, bond for preliminary injunction	—	—	908
Inventories	1,355	4,343	(9,798)
Deferred income taxes	(137)	(306)	262
Prepaid expenses	520	209	(592)
Accounts payable	351	(2,550)	2,402
Accrued liabilities	3,041	(1,188)	(1,292)
Deferred product revenue	(401)	(2)	(1,086)
Other long-term liabilities	(808)	42	135
Net cash provided by (used in) operating activities	4,386	(136)	(1,921)

Cash flows from investing activities:
Acquisition of NetStreams, Inc. (net of cash acquired)	—	(1,643)	—
Escrow proceeds received pursuant to NetStreams acquisition	350	—	—
Purchase of property and equipment	(799)	(745)	(1,074)
Proceeds from sale of property and equipment	—	24	—
Purchase of marketable securities	—	—	(1,253)
Sale of marketable securities	—	2,192	17,356
Net cash (used in) provided by investing activities	(449)	(172)	15,029

Cash flows from financing activities:
Proceeds from the issuance of common stock - options	—	1	134
Common stock purchased and retired	—	—	(6,768)
Principal payments on long-term debt	(2,000)	—	—
Net cash (used in) provided by financing activities	(2,000)	1	(6,634)

Net increase (decrease) in cash and cash equivalents	1,937	(307)	6,474
Cash and cash equivalents at the beginning of the year	9,494	9,801	3,327
Cash and cash equivalents at the end of the year	$11,431	$9,494	$9,801

See accompanying notes to consolidated financial statements

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars, except per share amounts)

	Year ended December 31, 2010	Six months ended December 31, 2009	Year Ended June 30, 2009
Supplemental disclosure of cash flow information:
Cash paid for interest	$51	$35	$1
Cash paid for income taxes	3	—	1,637

Supplemental disclosure of non-cash activities:
Exchanged accounts receivable and prepaid expenses from a vendor with accounts payable to the same vendor	$293	$74	$1,044
Unrealized gain (loss) on marketable securities, net of tax of $0, $2 and ($415)	—	(6)	700
Current liabilities reclassed to deferred rent	176	—	—

During the six months ended December 31, 2009, acquired NetStreams, Inc. in exchange for cash of $1,454 and recorded the following assets and liabilities:

Cash	$161
Accounts receivable	175
Inventories	1,204
Other current assets	72
Accounts payable	(1,384)
Accrued expenses	(576)
Property and equipment	227
Intangible assets	3,120
Goodwill	726
Current maturities of long-term debt	(2,000)
Deferred tax liability	(271)
Total purchase price	$1,454
Additional cash placed in escrow	350
Less: Cash acquired	(161)
Net cash paid in acquisition	$1,643

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

2.  Summary of Significant Accounting Policies

Change in Fiscal Year – On November 30, 2009, the Board of Directors approved to change the Company’s fiscal year from a June 30 fiscal year end to a December 31 fiscal year end. This report on Form 10-K includes financial statements for the six-month transition period ended on December 31, 2009 and the fiscal year ended June 30, 2009 along with the financial statements for the year ended December 31, 2010.

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

Foreign Currency Translation –The results of operations for the Company’s foreign subsidiary in the United Kingdom are recorded by the subsidiary in the British Pound and remeasured in the U.S. Dollar. Assets and liabilities are translated into U.S. dollars at the exchange rate prevailing on the balance sheet date or the historical rate, as appropriate.  Revenue and expenses are translated at average rates of exchange prevailing during the period.  Upon making the translations to the U.S. Dollar, we concluded that as of the balance sheet date the impact of such re-measurements was immaterial and as such have been posted through our statement of operations as opposed to including them in other comprehensive income.

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

Accounts Receivable – Accounts receivable are recorded at the invoiced amount.  Generally, credit is granted to customers without requiring collateral on a short-term basis; thus accounts receivable do not bear interest, although a finance charge may be applied to such receivables that are past due.  The Company extends credit to customers who it believes have the financial strength to pay. The Company has in place credit policies and procedures, an approval process for sales returns and credit memos, and processes for managing and monitoring channel inventory levels.

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

The Company’s allowance for doubtful accounts activity for the year ended December 31, 2010, the six months ended December 31, 2009 and the fiscal year ended June 30, 2009 was as follows:

	Year ended December 31, 2010	Six months ended December 31, 2009	Year Ended June 30, 2009
Balance at beginning of period	$103	$103	$87
Charged to costs and expenses	103	—	173
Deductions	—	—	(157)
Balance at end of period	$206	$103	$103

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

Consigned inventory includes products that have been delivered to customers for which revenue recognition criteria have not been met.

The inventory also includes advance replacement units (valued at cost) provided by the Company to end-users to service defective products under warranty. The value of advance replacement units included in the inventory was $168 and $108, as of December 31, 2010 and 2009 respectively.

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

Goodwill and Intangible Assets –Intangible assets acquired in a purchase business combination are amortized over their useful lives unless these lives are determined to be indefinite. Intangible assets are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally three to ten years. Goodwill represents the excess of costs over the fair value of net assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized. In accordance with the provisions of FASB ASC Topic 350, Intangibles – Goodwill and Other, the Company tests goodwill and other intangible assets with indefinite lives for impairment at least annually at the beginning of the fourth quarter, or sooner if a triggering event occurs suggesting possible impairment of the values of these assets. Impairment testing for these assets involves a two-step process. In the first step, the fair value of the reporting unit holding the assets is compared to its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of the impairment loss, if any. In the second step, the fair market value of the reporting unit is allocated to all of its assets and liabilities including intangible assets with indefinite lives. The excess, if any, of the fair market value of the reporting unit over the sum of the fair market values allocated to identified assets and liabilities is the calculated value of goodwill to be compared to its carrying value (Note 3 – Business Combinations, Goodwill and Intangibles). ClearOne and all its subsidiaries are considered as one reporting unit for this purpose.

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

The Company provides a right of return on product sales to major distributors and other resellers under a product rotation program. Under this seldom used program, once a quarter a distributor or reseller is allowed to return products purchased during the prior 180 days for a total value generally not exceeding 15% of the distributor or reseller’s net purchases during the preceding quarter. The distributor is, however, required to place a new purchase order for an amount not less than the value of products returned under the stock rotation program. When products are returned, the associated revenue, cost of goods sold, inventory and accounts receivable originally recorded are reversed. When the new order is placed, the revenue, associated cost of goods sold, inventory and accounts receivable are recorded and the product revenue is subject to deferral analysis described below. In a small number of cases, the distributors are also permitted to return the products for other business reasons.

Revenue from product sales to distributors is not recognized until the return privilege has expired or it can be determined with reasonable certainty that the return privilege has expired, which approximates when product is sold-through to customers of the Company’s distributors (dealers, system integrators, value-added resellers, and end-users) rather than when the product is initially shipped to a distributor. The Company evaluates, at each quarter-end, the inventory in the channel through information provided by our distributors. The level of inventory in the channel will fluctuate up or down, each quarter, based upon our distributors’ individual operations. Accordingly, each quarter-end the deferral for revenue and associated cost of goods sold are calculated and recorded based upon the actual channel inventory reported at quarter-end. Further, with respect to distributors and other channel partners not reporting the channel inventory, the revenue and associated cost of goods sold are deferred until the Company receives payment for the product sales made to such distributors or channel partners.

 The amounts of deferred cost of goods sold are included in consigned inventory.

The details of deferred revenue and associated cost of goods sold and gross profit are as follows:

	As of December 31, 2010	As of December 31, 2009
Deferred Revenue	$4,306	$4,707
Deferred Cost of Goods Sold	1,742	1,846
Deferred Gross Profit	$2,564	$2,861

The Company offers rebates and market development funds to certain of its distributors, dealers/resellers, and end-users based upon volume of product purchased by them.  The Company records rebates as a reduction of revenue in accordance with GAAP.

The Company provides, at its discretion, advance replacement units to end-users on defective units of certain products under warranty. Since the purpose of these units are not revenue generating, the Company tracks the units due from the end-user, valued at retail price, until the defective unit has been returned, but no receivable balance is maintained on the Company’s balance sheet.  The retail value of in-transit advance replacement units was $847 and $896 as of December 31, 2010 and 2009, respectively.

Sales and similar taxes - Taxes collected from customers and remitted to government authorities are reported on a net basis and thus excluded from revenues.

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

The details of changes in the Company’s warranty accrual are as follows:

	Year ended December 31, 2010	Six months ended December 31, 2009	Year Ended June 30, 2009
Balance at beginning of period	$133	$149	$211
Accruals/additions	543	106	262
Usage	(313)	(122)	(324)
Balance at end of period	$363	$133	$149

Advertising – The Company expenses advertising costs as incurred.  Advertising expenses consist of trade shows, magazine advertisements, and other forms of media.  Advertising expenses for the year ended December 31, 2010, period ended December 31, 2009 and fiscal year ended June 30, 2009 totaled $750, $183 and $786, respectively, and are included under the caption Sales and Marketing.

Research and Product Development Costs – The Company expenses research and product development costs as incurred.

Income Taxes – The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry-forwards. These temporary differences will result in deductible or taxable amounts in future years when the reported amounts of the assets or liabilities are recovered or settled.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some or all of the deferred tax assets may not be realized.  The Company evaluates the realizability of its net deferred tax assets on a quarterly basis and valuation allowances are provided, as necessary.  Adjustments to the valuation allowance increase or decrease the Company’s income tax provision or benefit. During the year ended December 31, 2010, the company recorded a valuation allowance of $944 against capital loss carryovers, and state research and development credits.

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

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except per share amounts)

Earnings Per Share – The following table sets forth the computation of basic and diluted earnings per common share:

	Year ended December 31, 2010	Six months ended December 31, 2009	Year Ended June 30, 2009
Numerator:
Net income	$2,374	$424	$2,227
Denominator:
Basic weighted average shares	8,929,305	8,928,970	9,213,731
Dilutive common stock equivalents using treasury stock method	13,624	116,872	124,589
Diluted weighted average shares	8,942,929	9,045,842	9,338,320
Basic earnings per common share	$0.27	$0.05	$0.24
Diluted earnings per common share	$0.27	$0.05	$0.24

Options to purchase a weighted-average of 1,233,655, 1,113,868 and 1,146,697 shares of common stock were outstanding during the year ended December 31, 2010, six month period ended December 31, 2009 and fiscal year ended June 30, 2009, respectively, but were not included in the computation of diluted earnings per share as the effect would be anti-dilutive.

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

Recent Accounting Pronouncements

In December 2010, FASB issued Accounting Standards Update ("ASU") 2010 - 28 to update Topic 350 - Intangibles-Goodwill and Other. The update changes the way in which testing for goodwill impairment is performed. When a reporting unit's carrying amount is zero or negative, the update requires the entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impaiment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The new requirements are effective and applicable to us with respect to financial reports commencing in the first quarter of 2011.

In December 2010, FASB issued ASU 2010 - 29 to update Topic 805 - Business Combinations. This update has streamlined the way in which pro forma information for business combinations is reported. The amendments in the update specify that if an public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The update has also expanded the supplemental disclosures required under Topic 805. The changes are effective and would be applicable to us for disclosures relating to any business combination occurring since the beginning of 2011.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except per share amounts)

3.  Business Combinations, Goodwill and Intangibles

On November 3, 2009, the Company acquired NetStreams, Inc. and its subsidiary NetStreams, LLC through a definitive merger agreement to acquire all of the outstanding capital stock (including common, preferred, share warrants, and outstanding options). NetStreams is a pioneer in digital media networks based on Internet Protocol (TCP/IP). NetStreams products, for commercial and residential use, combine audio/video content, meta-data and control signals into one stream for distribution over an IP network, incorporating industry standards while doing so. We believe the acquisition of NetStreams will enable ClearOne to enter new and large vertical markets such as digital signage and commercial sound distribution. The acquisition also brings intellectual property including several granted and pending patents related to NetStreams’ StreamNet® technology, which is used for streaming time-sensitive synchronous audio and video over a local area network (LAN). StreamNet provides AV practitioners the capability to achieve AV over IP solutions by removing the effect of network delays and packet losses. NetStreams’ products and technologies complement existing ClearOne products and provide a platform for future Audio and Video over IP solutions. ClearOne specializes in conferencing and collaboration technologies, while NetStreams is focused on multimedia and network technologies. The ClearOne and NetStreams products and technologies can stand alone or combine to provide more of the overall solution for customers.

Pursuant to the merger agreement, the Company initially paid $1,804 and received $350 after December 31, 2009 towards the final working capital adjustment. $350 is classified in the Consolidated Balance Sheet as of December 31, 2009 as a current asset under “Prepaid expenses and other assets”.

The purchase price was allocated as follows:

Cash	$161
Accounts Receivable	175
Inventories	1,204
Other Current Assets	72
Accounts payable	(1,384)
Accrued Expenses	(576)
Property and Equipment	227
Intangible Assets	3,120
Goodwill	726
Current maturities of long-term debt	(2,000)
Deferred tax liability	(271)
Total purchase price	$1,454

As part of the merger arrangement, the Company entered into an agreement with Square 1 Bank to assume $2,000 in debt originally borrowed by NetStreams, Inc. This balance is represented in the Consolidated Balance Sheet as of December 31, 2009 as "Current maturities of long-term debt"and has been paid paid-off during 2010.

The goodwill of $726 is comprised of expected synergies in utilizing NetStreams technology in ClearOne products and vice versa, reduction in future combined research and development expenses, and intangible assets including acquired workforce that do not qualify for separate recognition.

In connection with the acquisition of NetStreams during November 2009, the Company recorded an allocation of the associated purchase price. The measurement period for purchase price allocation ends as soon as information on the facts and circumstances becomes available, but will not exceed twelve months from the date of acquisition. Adjustments in the purchase price allocation may require a recasting of the amounts allocated to goodwill retroactive to the period in which the acquisition occurred.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except per share amounts)

During the year ended December 31, 2010, the Company revised the amount of goodwill recorded on the acquisition of NetStreams, Inc. by $57 retrospectively to the acquisition date as of November 3, 2009 as follows:

Decrease in receivables	$(91)
Decrease in deferred income taxes - current	(1)
Increase in deferred income taxes - non current	35
Increase in goodwill	$57

The consolidated balance sheets as of December 31, 2010 and 2009 reflect this adjustment. The adjustment was necessary to account for facts related to receivables acquired which became known to us during the year ended December 31, 2010.

None of the amounts included in the goodwill are deductible for tax purposes.

We conducted our annual goodwill impairment testing at the beginning of the fourth quarter of 2010 and concluded that goodwill was not impaired.

The Company incurred $283 towards acquisition related expenses, all of which are categorized under General and Administrative expenses in the Consolidated Income Statement for the period ended December 31, 2009.

Intangible Assets

	Estimated Useful lives (Years)	Amount	Accumulated Amortization	Net
Intangibles acquired through acquisition of NetStreams, Inc.
Tradename	7	$435	$72	$363
Patents and Technological Know-how	10	2,070	241	1,829
Proprietary Software	3	215	84	131
		2,720	397	2,323
In-process Research and Development	Indefinite	400	—	400
Total acquired through acquisition of NetStreams, Inc.		3,120	397	2,723
Other	5	49	27	22
Total		$3,169	$424	$2,745

During the year ended December 31, 2010, six months ended December 31, 2009, and year ended June 30, 2009 amortization of intangible assets were $350, $63, and $10 respectively.

The estimated future amortization expense of intangible assets is as follows:

Years ending December 31,
2011	$351
2012	339
2013	272
2014	269
2015	269
Thereafter	845
$2,345

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except per share amounts)

4.  Inventories

Inventories, net of reserves, consist of the following:

	As of December 31, 2010	As of December 31, 2009
Current:
Raw materials	$776	$453
Finished goods	8,004	5,783
	$8,780	$6,236

Long-term:
Raw materials	$569	$1,056
Finished goods	2,048	5,356
	$2,617	$6,412

Long-term inventory represents inventory held in excess of our current requirements based on our recent sales and forecasted level of sales. We have developed programs to reduce the inventory to normal operating levels in the near future. We expect to sell the above inventory, net of reserves, at or above the stated cost and believe that no loss will be incurred on its sale.

Current finished goods include consigned inventory in the amounts of approximately $1,742 and $1,846 as of December 31, 2010 and 2009 respectively. Consigned inventory represents inventory at distributors and other customers where revenue recognition criteria have not been achieved.

The losses (benefit) incurred on valuation of inventory at lower of cost or market value and write-off of obsolete inventory amounted to ($104), ($152) and $2,293 during the year ended December 31, 2010, six months ended December 31, 2009, and fiscal year ended June 30, 2009, respectively.

5.    Property and Equipment

Major classifications of property and equipment and estimated useful lives are as follows:

	Estimated useful lives	As of December 31, 2010	As of December 31, 2009
Office furniture and equipment	3 to 10 years	$9,583	$9,346
Leasehold improvements	1 to 6 years	1,381	1,333
Manufacturing and test equipment	2 to 10 years	2,417	2,281
		13,381	12,960
Accumulated depreciation and amortization		(10,416)	(9,714)
Property and equipment, net		$2,965	$3,246

Depreciation expense for the year ended December 31, 2010, six months ended December 31, 2009 and year ended June 30, 2009 was $969, $468 and $866, respectively.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except per share amounts)

6.  Unrealized Holding Gains

Changes in the unrealized holding gain (losses) on the Company’s marketable securities and reported as a separate component of accumulated other comprehensive income are as follows:

	Six months ended December 31, 2009	Year Ended June 30, 2009
Unrealized holding gains (losses) at beginning of year	$6	$(694)
Unrealized holding gains (losses), in marketable securities, before taxes	(8)	1,115
Income tax (provision) benefit	2	(415)
Unrealized holding gains (losses) at end of year	$—	$6

7.  Leases and Deferred Rent

Certain operating leases contain rent escalation clauses based on the consumer price index.  Rental expense is recognized on a straight-line basis.  Rental expense, which was composed of minimum payments under operating lease obligations, was $885, $387 and $613 for the year ended December 31, 2010, six months ended December 31, 2009 and year ended June 30, 2009, respectively.

In June 2006, the Company entered into a 62-month lease for its corporate headquarters in Salt Lake City, Utah to house its principal administrative, sales, marketing, customer support, and research and development functions. Under the terms of the lease, the Company occupies a 31,279 square-foot facility, which commenced in November 2006. The lease agreement provided that the lessor would provide approximately $1,088 for leasehold improvements.  This amount was recorded as deferred rent and is being amortized to lease expense over the term of the lease.  During the year ended June 30, 2007, the Company completed leasehold improvements in excess of the amounts paid by the lessor.  These amounts are being depreciated over the life of the lease. The lease was modified in June 2010 to extend the term of the lease until May 2016.

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

The Company leases two warehouses measuring approximately 3,700 square-feet at $4 per month in Hong Kong to support our partners and customers located in the Asia-Pacific region. The lease terms for these warehouses expire in February 2012.

The Company also leases office space in Austin, Texas measuring approximately 9,400 square feet under an operating lease expiring in May 2012.

Future minimum lease payments under noncancellable operating leases with initial terms of one year or more are as follows:

Years ending December 31,
2011	$669
2012	636
2013	639
2014	557
2015	574
Thereafter	242
Total minimum lease payments	$3,317

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except per share amounts)

8.  Accrued Liabilities

Accrued liabilities consist of the following:

	As of December 31, 2010	As of December 31, 2009
Accrued salaries and other compensation	$989	$672
Accrued taxes	49	4
Other accrued liabilities	3,535	1,092
Total	$4,573	$1,768

Included in other accrued liabilities as of  December 31, 2010, is $2,224 which represents the probable amount that as of the date of the financial statements could be reasonably estimated of the Company’s liability for legal fees, associated with an indemnification agreement with a former ClearOne Officer.  Please see Note 9 – Commitments and Contingencies – Former Officer Indemnification for further details.

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

Outsource Manufacturers.   We have manufacturing agreements with electronics manufacturing ("EMS") providers related to the outsourced manufacturing of our products.  Certain manufacturing agreements establish annual volume commitments. We are also obligated to repurchase Company-forecasted but unused materials.  The Company has non-cancellable, non-returnable, and long-lead time commitments with its EMS providers and certain suppliers for inventory components that will be used in production. The Company’s exposure associated with these commitments is approximately $4.3 million as of December 31, 2010.  One of the EMS providers with whom we have terminated our relationship is claiming that we have an obligation to buy inventory pursuant to cancelled purchase orders. We believe that we are not legally obligated to take delivery of this inventory and we also have counterclaims against the EMS provider.

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

Former Officer Indemnification.  On July 25, 2007 and January 31, 2008, the U.S. Attorney for the District of Utah indicted two of our former officers, Frances Flood (“Flood”) and Susie Strohm (“Strohm”), for allegedly causing us to issue materially misstated financial statements for our 2001 and 2002 fiscal years and for perjury in connection with the investigation by the SEC into the alleged misstatements.  In December 2003, we entered into indemnification agreements with each former officer, requiring payment of all reasonable attorneys’ fees and costs incurred in defending against the charges in certain circumstances consistent with and subject to limitations imposed by our bylaws and applicable law.  To date, we have paid approximately $3,383 in attorneys’ fees and costs to defend against the charges.

On February 27, 2009, Flood was convicted on nine counts, including conspiracy to willfully falsify our books and records, willfully making false statements in quarterly and annual reports, willfully making and causing to be made misleading and false statements to our accountants in connection with the accountants’ audits, federal securities fraud, and perjury in connection with testimony given under oath in an official proceeding brought by the SEC in 2003.  Strohm was convicted on one count of perjury in connection with testimony given under oath in an official proceeding brought by the SEC in 2003.

On June 2, 2010, Flood was sentenced to 4 years in prison plus 3 years of probation and Strohm was sentenced to 2 years probation plus 150 hours of community service.  Flood began serving her prison sentence on November 3, 2010.  Both Flood and Strohm have appealed their convictions to the Tenth Circuit in Denver and oral arguments on their respective appeals took place on March 11, 2011.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except per share amounts)

Flood:  On August 21, 2008, Flood filed a lawsuit in Federal District Court for the District of Utah, seeking to compel us to pay her attorneys’ fees and costs to defend against the criminal charges.  On January 12, 2009, the District Court issued a preliminary injunction requiring us to pay Flood’s criminal legal fees and costs through trial.  Pursuant to the Court’s order, we paid approximately $373 to Flood’s attorneys and approximately $248 into the Court’s escrow.

On August 30, 2010, the Tenth Circuit Court of Appeals issued a ruling vacating the District Court’s preliminary injunction on the grounds that ClearOne’s promise to advance criminal defense expenses was conditioned upon compliance with ClearOne’s bylaws and ClearOne had the power to cease advancement based on certain conditions, as long as ClearOne acted in good faith.  After the case was remanded to the District Court, we filed a motion seeking the return to ClearOne of all the monies paid pursuant to the Order, and the motion is scheduled to be heard on May 18, 2011.

Also pending in the District Court is our counterclaim for $3,300 seeking to enforce Flood’s August 2003 promise to repay all advanced expenses if it was ultimately adjudged that she did not meet the requisite standard of conduct.

Strohm:  On August 21, 2008, Strohm and her counsel (“Dorsey”) filed a lawsuit in the Third Judicial District Court in Salt Lake City, Utah seeking to compel us to pay Strohm’s attorneys’ fees and costs to defend against the criminal charges, plus interest.

On October 26, 2009, the Court granted Strohm’s motion for mandatory indemnification, ruling that we were required to indemnify Strohm for her reasonable attorneys’ fees and expenses to the extent that she was successful on the merits at trial.  On March 2, 2010, the Court ruled that the Dorsey engagement letter provided an alternative basis requiring the Company to pay Strohm’s reasonable attorneys’ fees and costs incurred in connection with the federal criminal proceedings.

On January 24, 2011, the Court ruled that Dorsey is entitled to keep all of the attorneys’ fees and costs that it already received for criminal defense services rendered through March 31, 2008, with no retrospective adjustment or reimbursement.  For criminal defense services rendered and costs incurred from April 1, 2008 through the federal jury verdict in the criminal case on February 27, 2009, the Court ruled that the Company is required to pay Dorsey for all hours billed, except for certain travel hours billed, and at rates that are at or below the rates set forth in Dorsey’s bills.  We paid $935 under protest to Dorsey for Strohm’s criminal defense fees on February 1, 2011, with an additional $20-$50 at issue.

In addition, the Court ruled that the Company is required to pay interest on the criminal defense fees and costs which, at present, is estimated to be approximately $350.  The Court further ruled that if Strohm prevails on her criminal appeal and potential retrial of the criminal case, the Company would be obligated to pay additional reasonable attorneys’ fees and costs incurred after the February 27, 2009 jury verdict.  The Court also ruled that the Company is required to pay Dorsey’s reasonable attorneys’ fees and costs incurred in bringing the civil lawsuit against the Company, subject to certain deductions.  At present, the Company estimates that the amounts due to Dorsey for such fees and costs are approximately $865.

The Company is considering its options for appeal.

Theft of Intellectual Property and Related Cases.   In January 2007, we filed a lawsuit in the Third Judicial District Court, Salt Lake County, State of Utah against WideBand Solutions, Inc. (“WideBand”) and two of its principals, one former employee named Dr. Jun Yang, and Andrew Chiang, who was previously affiliated with an entity which sold certain assets to us (the “Trade Secret Case”).  We also brought claims against Biamp Systems Corporation, Inc. (“Biamp”).  The matter was subsequently removed to federal court, the United States District Court, District of Utah, Central Division. The case is styled ClearOne Communications, Inc. v. Jun Yang, et. al. Civil No. 2:07-co-37 TC.

On November 5, 2008, the jury returned a unanimous verdict in favor of us and against all of the Defendants, awarding approximately $3,500 in compensatory damages and $7,000 in punitive damages.  Among other things, the jury found that all of the Defendants willfully and maliciously misappropriated our trade secrets.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except per share amounts)

On April 8, 2009 the court issued a permanent injunction order against all of the defendants.  Specifically, the WideBand defendants were prohibited from any further use of our trade secrets, barred from using any of the trade names associated with products that had been found to have used our trade secrets, and were ordered to provide a copy of the permanent injunction to future employers, potential licensors and anyone interested in acquiring WideBand’s assets.  Biamp was ordered to destroy and not to use any of the object code that it had previously licensed from WideBand.  On April 20, 2009 the court affirmed the jury’s finding that all of the Defendants had acted willfully and maliciously in misappropriating our trade secrets, denied our request for prejudgment interest, and denied Defendants’ post-trial requests to set aside the verdict.  The court increased the award against Biamp from about $1,600 to about $3,600.  On April 21, 2009, the court entered a final Judgment in our favor in the amount of approximately $9,700.  The WideBand Defendants and Biamp have appealed the Court’s judgment and certain other pre- and post-trial rulings.

During July 2009, the Court issued an award of costs in favor of ClearOne and against all defendants, in the amount of $75.

Biamp has posted a cash bond to secure the judgment against it in the amount of approximately $3,700.  This amount does not secure the additional amounts awarded in ClearOne’s favor and against Biamp, for attorney fees and costs, in the approximate amount of $1,110.

At various dates, the court has issued orders finding Defendants Lonny Bowers and Jun Yang in contempt, along with Lonny Bowers’ father Donald Bowers, and certain entities associated with these defendants.  Some of the contempt related orders are dated September 3, 2009, November 19, 2009, January 8, 2010, August 13, 2010, and October 14, 2010.  The court has issued bench warrants for Lonny Bowers, Jun Yang, and Donald Bowers.

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

Numerous appeals were filed by all of the parties.  Briefing of the appeals is in progress, and the Tenth Circuit Court of Appeals has scheduled oral argument on the appeals for May 10, 2011.

While we intend to vigorously pursue collection of the damage awards, there can be no assurance that we will ultimately collect on all or a portion of the award.  Furthermore, the jury’s verdict and damage awards are subject to appeal by one or more of the defendants.

The Lonny Bowers Connecticut Actions:   Lonny Bowers, one of the WideBand Defendants, filed a series of pro se lawsuits against ClearOne and others.  All three pro se lawsuits have now been dismissed by the Connecticut courts.

The DialHD Georgia Action :   During July 2009, DialHD and Donald Bowers filed a lawsuit against us in the Superior Court of Columbia County in the State of Georgia.  DialHD is apparently owned in whole or in part by Donald Bowers, who is the father of WideBand defendant Lonny Bowers.  On September 7, 2010, the Court dismissed most of the claims against ClearOne.  Since that date, ClearOne has filed a motion to have the remaining claims dismissed, which motion is pending.  We believe the asserted and pending claims in this matter are meritless and estimate that any potential loss from these claims is remote.

Conclusion: These litigations are subject to all of the risks and uncertainties of litigation and there can be no assurance as to the probable result of the litigations.

The Company believes it is adequately accrued for the aforementioned contingent liabilities. While we intend to defend ourselves in the above matters vigorously and diligently, there exists the possibility of adverse outcomes that we estimate could be up to $1,000 over and above amounts already provided for. If these adverse outcomes were to occur, our financial position, results of operations and cash flows could be negatively affected materially for the period in which the adverse outcomes are known.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except per share amounts)

10.  Shareholders’ Equity

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

11.  Share-Based Payment

The Company’s share-based compensation primarily consists of the following plans:

As of December 31, 2010, the Company had two share-based compensation plans, one which was replaced on November 20, 2007, and one which became active on the same date. The plans are described below.

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

The Company also has a 2007 Equity Incentive Plan (the “2007 Plan”). Provisions of the 2007 Plan include the granting of up to 1,000,000 incentive and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units. Options may be granted to employees, officers, non-employee directors and other service providers and may be granted upon such terms as the Compensation Committee of the Board of Directors in their sole discretion, determine.

Of the options granted subsequent to June 2002, all vesting schedules are based on 3 or 4-year vesting schedules, with either one-third or one-fourth vesting on the first anniversary and the remaining options vesting ratably over the remainder of the vesting term. Generally, directors and officers have 3-year vesting schedules and all other employees have 4-year vesting schedules. Additionally, in the event of a change in control or the occurrence of a corporate transaction, the Company’s Board of Directors have the authority to elect that all unvested options shall vest and become exercisable immediately prior to the event or closing of the transaction. All options outstanding as of December 31, 2010 had contractual lives of ten years. Under the 1998 Plan, 2,500,000 shares were authorized for grant. As of December 31, 2010, there were 835,076 options outstanding under the 1998 Plan, which includes the cliff vesting and 3 or 4-year vesting options discussed above. As of December 31, 2010 there were 383,750 options outstanding under the 2007 Plan.

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

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except per share amounts)

In applying the Black-Scholes methodology to the options granted the Company used the following assumptions:

	Year ended December 31, 2010	Six months ended December 31, 2009	Year Ended June 30, 2009
Risk-free interest rate, average	2.3%	2.2%	2.4%
Expected option life, average	4.8 years	3.9 years	3.9 years
Expected price volatility, average	51.5%	51.6%	54.1%
Expected dividend yield	0.0%	0.0%	0.0%
Expected annual forfeiture rate	10.0%	10.0%	10.0%

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

The following table shows the stock option activity:

	Number of Shares	Weighted Average Exercise Price

Outstanding at June 30, 2008	1,199,046	$5.85
Granted	263,500	3.79
Expired and canceled	(29,047)	6.31
Forfeited prior to vesting	(149,614)	4.69
Exercised	(40,799)	3.29
Outstanding at June 30, 2009	1,243,086	5.62
Granted	102,500	2.70
Expired and canceled	(68,499)	6.68
Forfeited prior to vesting	(50,970)	2.84
Exercised	—	-
Outstanding at December 31, 2009	1,226,117	5.44
Granted	159,750	3.04
Expired and canceled	(145,041)	12.33
Forfeited prior to vesting	(22,000)	2.93
Exercised	—	—
Outstanding at December 31, 2010	1,218,826	4.35
Exercisable	966,735	$4.66

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except per share amounts)

The following table summarizes information about stock options outstanding as of December 31, 2010:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Options Exercisable	Weighted Average Exercise Price
$2.05 to $4.09	786,326	3.39	6.5	535,174	3.51
$4.10 to $6.13	108,500	5.53	3.6	107,666	5.53
$6.14 to $8.18	324,000	6.27	5.1	323,895	6.27
Total	1,218,826	$4.35	5.9	966,735	$4.66

The following table summarizes information about non-vested stock options outstanding as of December 31, 2010:

Non-vested Shares	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2009	242,909	$2.07
Granted	159,750	1.37
Vested	(128,568)	2.68
Forfeited prior to vesting	(22,000)	1.25
Non-vested at December 31, 2010	252,091	$1.39

As of December 31, 2010, the total compensation cost related to stock options not yet recognized and before the affect of any forfeitures was $295, which is expected to be recognized over approximately the next 3 years on a straight-line basis.

The weighted-average estimated grant date fair value of the stock options granted during the year ended December 31, 2010, six months ended December 31, 2009, and fiscal year ended June 30, 2009 was $1.37, $1.12 and $1.64 per share, respectively.

12.  Significant Customers

Sales to significant customers that represented more than 10 percent of total revenues are as follows:

	Year ended December 31, 2010	Six months ended December 31, 2009	Year ended June 30, 2009
Customer A	21.2%	26.5%	31.0%
Customer B	11.3%	12.6%	15.0%
Customer C	*	10.9%	12.0%
Total	32.5%	50.0%	58.0%

* Sales didn't exceed 10% of the revenue.

The following table summarizes the percentage of total gross accounts receivable from significant customers.

	As at December 31, 2010	As at December 31, 2009
Customer A	22.9%	24.2%
Customer B	8.7%	12.2%
Customer C	8.6%	10.6%
Total	40.2%	47.0%

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

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except per share amounts)

13.  Income Taxes

Income (loss) before income taxes consisted of the following:

	Year ended December 31, 2010	Six months ended December 31, 2009	Year Ended June 30, 2009
U.S.	$1,381	$(36)	$3,166
Non U.S.	312	140	56
Total	$1,693	$104	$3,222

The benefit (provision) for income taxes consisted of the following:

	Year ended December 31, 2010	Six months ended December 31, 2009	Year Ended June 30, 2009
Current:
U.S. Federal	$695	$52	$(236)
U.S. State	(29)	(38)	(405)
Non-U.S.	(49)	—	(5)
Total current	617	14	(646)

Deferred:
U.S. Federal	83	264	16
U.S. State	45	(6)	562
Change in deferred before valuation allowance	128	258	578
Change in valuation allowance	(64)	48	(927)
Total deferred	64	306	(349)
Benefit (provision) for income taxes	$681	$320	$(995)

The following table presents the principal reasons for the difference between the actual effective income tax rate and the expected U.S. federal statutory income tax rate of 34.0 percent on income:

	Year ended December 31, 2010	Six months ended December 31, 2009	Year Ended June 30, 2009
U.S. federal statutory income tax rate at 34.0 percent	$(576)	$(36)	$(1,096)
State income tax (provision) benefit, net of federal income tax effect	(44)	(21)	(454)
Non-deductible ASC Topic 718 compensation expense	(42)	(20)	—
Research and development credit	331	152	343
Foreign earnings or losses taxed at different rates	57	48	14
Uncertain tax positions	811	(42)	(53)
Non-deductible items and other	124	211	334
Change in valuation allowance	20	28	(83)
Tax (provision) benefit	$681	$320	$(995)

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except per share amounts)

Deferred income taxes are determined based on the differences between the financial reporting and income tax bases of assets and liabilities using enacted income tax rates expected to apply when the differences are expected to be settled or realized.  Significant components of the net U.S. deferred income tax assets and (liabilities) were as follows:

	As of December 31, 2010		As of December 31, 2009
	Current	Long-term	Current	Long-term
Deferred revenue	$1,000	$—	$1,116	$—
Basis difference in intangible assets	—	(649)	—	(672)
Inventory reserve	1,537	—	1,697	—
Net operating loss carryforwards	—	460	—	885
Accumulated research and development credits	—	1,317	—	1,145
Alternative minimum tax credits	—	409	—	409
Accrued liabilities	597	—	256	—
Deductible ASC 718 compensation expense	—	744	—	691
Allowance for sales returns and doubtful accounts	73	—	36	—
Difference in property and equipment basis	—	(450)	—	(527)
Other	182	26	23	(14)
Total net deferred income tax asset	3,389	1,857	3,128	1,917
Less: Valuation allowance	—	(944)	—	(880)
Net deferred income tax asset	$3,389	$913	$3,128	$1,037

The Company has not provided for U.S. deferred income taxes or foreign withholding taxes on undistributed earnings of its non-U.S. subsidiaries located in Hong Kong and the United Kingdom since these earnings are intended to be reinvested indefinitely in operations in the respective countries, in accordance with guidelines contained in ASC Topic 740, Accounting for Income Taxes.  It is not practical to estimate the amount of additional taxes that might be payable on such undistributed earnings.

In accordance with ASC Topic 740, the Company analyzed its valuation allowance at December 31, 2010 and determined that, based upon available evidence, it is more likely than not that certain of its deferred tax assets may not be realized and, as such, has established a valuation allowance against certain deferred tax assets.  These deferred tax assets include capital loss carryovers and state research and development credits.

As of December 31, 2010, the Company had federal alternative minimum tax (“AMT”) credit carryforwards of $409 which have no expiration date.  The Company had federal and state research credit carryovers of $405 and $912, respectively, which will begin to expire in 2030 and 2016, respectively, if not utilized.  The Company has federal and state net operating loss (“NOL”) carryforwards of approximately $1,133 and $1,491, respectively.  The federal NOL carryforwards will begin to expire in 2028.  The state NOL carryforwards will expire depending on the rules of the various states to which the carryovers relate.

During the six months ended December 31, 2009, the Company acquired all of the stock of NetStreams, Inc. (“NetStreams”).  At the time of the acquisition, NetStreams had approximately $29,383 in federal NOL carryovers.  Due to change in ownership limitations imposed by Internal Revenue Code Section 382, the Company will only be able to utilize approximately $1,207 of these NOL carryovers and only approximately $63 per year.

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

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except per share amounts)

The total liability for unrecognized tax benefits at December 31, 2010 and 2009 and June 30, 2009, including temporary tax differences, was $421, $1,304 and $1,262, respectively, of which $421, $1,232 and $1,189, respectively, would favorably impact our effective tax rate if recognized.  As of December 31, 2010 and 2009 and June 30, 2009, the balance of this liability included $17, $84 and $63, respectively, of interest and penalties related to unrecognized tax benefits.

In the statement of operations for the year ended December 31, 2010, the six months ended December 31, 2009, and the year ended June 30, 2009, we recorded expense (benefit) of ($67), $21, and $6, respectively, related to interest expense and penalties for unrecognized tax benefits. We account for interest expense and penalties for unrecognized tax benefits as part of our income tax provision. We do not anticipate that unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.

During the twelve month period ended December 31, 2010, we decreased our liability for unrecognized tax benefits by $883.  This decrease in our unrecognized tax benefits is a mainly a result of a settlement with taxing authorities on the utilization of certain tax attributes for which we typically record an unrecognized tax benefit.  We recorded a benefit related to the settlement of $937, of which $864 favorably impacted our effective tax rate.  We also recorded an unrecognized tax benefit related to the lapse of applicable statute of limitations of $99, of which $99 favorably impacted our effective tax rate.  We also added $220 to our liability for unrecognized tax benefits, of which $220 had an unfavorable impact on our effective tax rate.

During the six month period ended December 31, 2009, we increased our liability for unrecognized tax benefits by $42.  Of our total liability for unrecognized tax benefits, approximately $49 would favorably impact our effective tax rate if recognized.  Included in this amount is approximately $21 for the six months ended December 31, 2009 related to interest expense and penalties.  We did not record any unrecognized tax benefit related to the lapse of applicable statutes of limitations during this six month period.

Although we believe our estimates are reasonable, we can make no assurance that the final tax outcome of these matters will not be different from that which we have reflected in our historical income tax provisions and accruals. Such difference could have a material impact on our income tax provision and operating results in the period in which we make such determination.

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax positions is as follows:

	Year ended December 31, 2010	Six months ended December 31, 2009	Year ended June 30, 2009
Unrecognized tax benefits, beginning balance	$1,220	$1,199	$1,152
Tax positions taken in a prior period:
Gross increases	—	—	163
Gross decreases	—	(28)	—
Tax positions taken in the current period:
Gross increases	220	49	97
Settlements with taxing authorities	(937)	—	—
Lapse of applicable statute of limitations	(99)	—	(213)
Unrecognized tax benefits, ending balance	404	1,220	1,199
Add: Accrual for interest and penalties	17	84	63
Total Liability	$421	$1,304	$1,262

The Company’s U.S. federal income tax returns for 2007 through 2010 are open tax years.  The Company also files in various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state, or non-U.S. income tax examinations by tax authorities for years prior to 2007.  The Company recently completed its audit by the Internal Revenue Service (“IRS”) for its 2007 tax return.  As a result of the audit by the IRS there were no material adjustments made to the Company’s tax return.

CLEARONE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except per share amounts)

14.  Geographic Sales Information

The United States was the only country to contribute more than 10 percent of total revenues in each fiscal year.  The Company’s revenues are substantially denominated in U.S. dollars and are summarized geographically as follows:

	Year ended December 31, 2010	Six months ended December 31, 2009	Year Ended June 30, 2009
United States	$26,123	$10,774	$24,214
All other countries	15,161	6,062	11,486
Total	$41,284	$16,836	$35,700

15.  Subsequent Events

The Company is evaluating the implications of the natural disaster in Japan that has caused supply chain disruption. Although, we didn't suffer any direct losses, our electronics manufacturing services provider's ability to source materials for producing some of our products may be impacted if production in Japan does not return to normalcy in the near future. This may lead to shortfalls in the production and supply of our products.

The Company evaluated its Consolidated Financial Statements as of and for the year ended December 31, 2010 for subsequent events through the date the Financial Statements were available to be issued. The Company is not aware of any other subsequent events which would require recognition or disclosure in the financial statements.