Form 10-Q
period 2011-03-31
CLEARONE COMMUNICATIONS INC
filed 2011-05-17
CIK 840715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐ No ☐

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

Yes [ ] No [x]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  8,938,925 shares issued and outstanding as of May 13, 2011.

CLEARONE COMMUNICATIONS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2011

INDEX

Page

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	14
Item 1A.	Risk Factors	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Removed and Reserved	14
Item 5.	Other Information	15
Item 6.	Exhibits	15

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

CLEARONE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	Unaudited	Audited
	As of March 31, 2011	As of December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$ 13,476	$ 11,431
Receivables, net of allowance for doubtful accounts of $81 and $206, respectively	8,613	9,951
Inventories	9,800	8,780
Deferred income taxes	3,358	3,389
Prepaid expenses and other assets	500	446
Total current assets	35,747	33,997

Long-term inventory, net	2,190	2,617
Property and equipment, net	2,910	2,965
Intangibles, net	2,657	2,745
Goodwill	726	726
Deferred income taxes	827	913
Other assets	18	18
Total assets	$ 45,075	$ 43,981

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 3,444	$ 2,362
Accrued liabilities	3,426	4,573
Deferred product revenue	4,564	4,306
Total current liabilities	11,434	11,241

Deferred rent	560	584
Other long-term liabilities	474	421
Total liabilities	12,468	12,246

Shareholders' equity:
Common stock, par value $0.001, 50,000,000 shares authorized, 8,936,426 and 8,929,439 shares issued and outstanding, respectively	9	9
Additional paid-in capital	39,133	39,073
Accumulated deficit	(6,535)	(7,347)
Total shareholders' equity	32,607	31,735
Total liabilities and shareholders' equity	$ 45,075	$ 43,981

See accompanying notes

| 1 |

CLEARONE COMMUNICATIONS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	Quarter ended
	March 31, 2011	March 31, 2010
Revenue	$ 10,701	$ 8,356
Cost of goods sold	4,399	3,161
Gross profit	6,302	5,195

Operating expenses:
Sales and marketing	1,983	1,902
Research and product development	1,637	1,904
General and administrative	1,472	932
Total operating expenses	5,092	4,738

Operating income	1,210	457

Other income (expense), net	11	(132)

Income before income taxes	1,221	325
Provision for income taxes	(409)	(108)
Net income	$ 812	$ 217

Basic earnings per common share	$ 0.09	$ 0.02
Diluted earnings per common share	$ 0.09	$ 0.02

Basic weighted average shares outstanding	8,931,504	8,929,174
Diluted weighted average shares outstanding	9,122,671	9,036,225

See accompanying notes

| 2 |

CLEARONE COMMUNICATIONS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Quarter ended
	March 31, 2011	March 31, 2010
Cash flows from operating activities:
Net income	$ 812	$ 217
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization expense	295	290
Stock-based compensation	39	75
Provision for doubtful accounts	(58)	-
Increase (decrease) in reserves against inventory	(214)	85
Loss on disposal of assets	-	111
Changes in operating assets and liabilities:
Accounts receivable	1,396	(65)
Inventories	(379)	923
Deferred income taxes	117	(80)
Prepaid expenses and other assets	(54)	499
Accounts payable	1,082	(718)
Accrued liabilities	(1,148)	363
Deferred product revenue	258	129
Other long-term liabilities	53	(80)
Net cash provided by operating activities	2,199	1,749

Cash flows from investing activities:
Escrow proceeds received pursuant to NetStreams acquisition	-	350
Purchase of property and equipment	(175)	(165)
Net cash (used in) provided by investing activities	(175)	185

Cash flows from financing activities:
Proceeds from the issuance of common stock – options	21	-
Principal payments on long-term debt	-	(2,000)
Net cash provided by (used in) financing activities	21	(2,000)

Net increase (decrease) in cash and cash equivalents	2,045	(66)
Cash and cash equivalents at the beginning of the period	11,431	9,494
Cash and cash equivalents at the end of the period	$ 13,476	$ 9,428

Supplemental disclosure of cash flow information:
Cash paid for interest	$ -	$ 61
Cash paid for income taxes	$ -	$ 3

See accompanying notes

| 3 |

CLEARONE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited – Dollars in thousands)

1.  Basis of Presentation

The fiscal year for ClearOne Communications, Inc. and its subsidiaries (collectively, “ClearOne” or the “Company”) is the 12 months ending on December 31st.  The consolidated financial statements include the accounts of ClearOne and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The accompanying interim consolidated financial statements for the quarters ended March 31, 2011 and 2010 respectively have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are not audited. Certain information and footnote disclosures, that are usually included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been either condensed or omitted in accordance with SEC rules and regulations. The accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of March 31, 2011, the results of operations for the quarters ended March 31, 2011 and 2010, and the statements of cash flows for the quarters ended March 31, 2011 and 2010. The results of operations for the quarters ended March 31, 2011 and 2010 are not necessarily indicative of the results for a full-year period.  These interim consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC.

2.  Intangibles

Intangibles as of March 31, 2011

	Estimated useful lives (Years)	Amount	Accumulated Amortization	Net
Tradename	7	$ 435	$ 88	$ 347
Patents and Technological Know-how	10	2,070	292	1,778
Proprietary Software	3	215	102	113
Other	5	49	30	19
		2,769	512	2,257
In-process Research and Development	Indefinite	400	-	400
Total		$ 3,169	$ 512	$ 2,657

The following table summarizes the amortization during the quarters ended March 31, 2011 and 2010:

Quarter ended
	March 31, 2011	March 31, 2010
Amortization of intangibles with finite lives	$ 88	$ 87

| 4 |

CLEARONE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited – Dollars in thousands)

 3.  Inventories

Inventories, net of reserves, consisted of the following:

As of
	March 31, 2011	December 31, 2010
Current:
Raw materials	$ 1,009	$ 776
Finished goods	8,791	8,004
	$ 9,800	$ 8,780

Long-term:
Raw materials	$ 366	$ 569
Finished goods	1,824	2,048
	$ 2,190	$ 2,617

Long-term inventory represents inventory held in excess of our current requirements based on our recent sales and forecasted level of sales. We have developed programs to reduce the inventory to normal operating levels in the near future. We expect to sell the above inventory, net of reserves, at or above the stated cost and believe that no loss will be incurred on its sale.

Current finished goods include consigned inventory in the amounts of approximately $1,841 and $1,742 as of March 31, 2011 and December 31, 2010, respectively. Consigned inventory represents inventory at distributors and other customers where revenue recognition criteria have not been achieved.

The losses incurred on valuation of inventory at lower of cost or market value and write-off of obsolete inventory amounted to $0 and $85 during the quarters ended March 31, 2011 and 2010 respectively.

4.  Share-based Compensation

Share-based compensation expense has been allocated as follows:

	Quarter ended
	March 31, 2011	March 31, 2010
Cost of goods sold	$ -	$ -
Sales and marketing	4	11
Research and development	4	7
General and administrative	31	57
	$ 39	$ 75

As of March 31, 2011 the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, was approximately $240.

During the quarters ended March 31, 2011 and 2010, we granted 0 and 51,750 stock options, respectively. We use judgment in determining the fair value of the share-based payments on the date of grant using an option-pricing model with assumptions regarding a number of highly complex and subjective variables.  These variables include the risk-free interest rate of the awards, the expected life of the awards, the expected volatility over the term of the awards, the expected dividends of the awards, and an estimate of the amount of awards that are expected to be forfeited.  We use the Black-Scholes option pricing model to determine the fair value of share-based payments granted under ASC Topic 718.

| 5 |

CLEARONE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited – Dollars in thousands)

5.  Shareholders’ Equity

The following table summarizes the change in shareholders’ equity during the quarters ended March 31, 2011 and 2010 respectively:

	Quarter ended
	March 31, 2011	March 31, 2010
Balance at the beginning of the period	$ 31,735	$ 29,098
Net income during the period	812	217
Stock based compensation	39	75
Exercise of stock options	21	-
Balance at end of the period	$ 32,607	$ 29,390

6.  Other income (expense), net

The details of other income (expense), net are as follows:

	Quarter ended
	March 31, 2011	March 31, 2010
Interest income	$ 5	$ 23
Interest expense	-	(51)
Loss on disposal of property and equipment	-	(111)
Other	6	7
	$ 11	$ (132)

7. Income Taxes

The total outstanding balance for liabilities related to unrecognized tax benefits at March 31, 2011 was approximately $474 of which $15 was associated with interest and penalties. We account for interest expense and penalties for unrecognized tax benefits as part of our income tax provision.

8. Subsequent Events

The Company evaluated its consolidated financial statements as of and for the quarter ended March 31, 2011 for subsequent events through the date the financial statements were issued.

In connection with the closing of the NetStreams, Inc. acquisition, on November 3, 2009, we entered into a Joinder to the Loan and Security Agreement (the “Joinder”) with Square 1 Bank (the “Bank”), and became an additional borrower under the Loan and Security Agreement dated November 12, 2008, as amended (the “Loan Agreement”), by and between the Bank, and NetStreams, Inc. and NetStreams, LLC (collectively, “NetStreams”).  Under the terms of the Joinder, we assumed the liability of NetStreams under the Loan Agreement in the amount of $2,000 which we repaid in March 2010.  As of May 4, 2011, we and the Bank terminated the Loan Agreement and the Joinder and we repaid all remaining outstanding obligations, which consisted solely of the Bank’s expenses in connection with the restructuring of the loan facility and amending and restating the Loan Agreement, and termination of all security interests and liens held by the Bank under the Loan Agreement.  In connection with our repayment of the remaining outstanding obligations, all of our indebtedness and obligations to the Bank were discharged in full and the Bank will terminate all security interests and other liens held as security under the Loan Agreement.

The Company is not aware of any other subsequent events which would require recognition or disclosure in the financial statements.

| 6 |

CLEARONE COMMUNICATIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements in this report, other than statements of historical fact, are forward-looking statements for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing.  All forward-looking statements included in this report are made as of the date hereof and are based on information available to us as of such date.  We assume no obligation to update any forward-looking statement.   In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,”  “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology.  Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that any such expectations or any forward-looking statement will prove to be correct.  Our actual results will vary, and may vary materially, from those projected or assumed in the forward-looking statements.  Future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, without limitation, product recalls and product liability claims; infringement of our technology or assertion that our technology infringes the rights of other parties; termination of supplier relationships, or failure of suppliers to perform; inability to successfully manage growth; delays in obtaining regulatory approvals or the failure to maintain such approvals; concentration of our revenue among a few customers, products or procedures; development of new products and technology that could render our products obsolete; market acceptance of new products; introduction of products in a timely fashion; price and product competition, availability of labor and materials, cost increases, and fluctuations in and obsolescence of inventory; volatility of the market price of our common stock; foreign currency fluctuations; changes in key personnel; work stoppage or transportation risks; and other factors referred to in our press releases and reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2010. All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Additional factors that may have a direct bearing on our operating results are discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Business Overview

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

| 7 |

CLEARONE COMMUNICATIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The combination of NetStreams’ IP networked multimedia and control streaming products and ClearOne’s portfolio of conferencing and collaboration products presents a great fit for bringing complementary products, markets, and sales channels from both organizations, enabling us to provide a comprehensive high definition audio and video solution to better realize the true promise of audiovisual (AV) and information technology (IT) convergence.

Our business goals are to:

•

Maintain our global market share leadership of professional audio conferencing products for large businesses and organizations;

•

Focus on the small and medium business (SMB) market with scaled, lower cost and less complex products and solutions;

•

Capitalize on the growing adoption of unified communications and introduce new products through entering Information Technology  channels;

•

Partner with large enterprise communications providers worldwide to bring value added products to their solution portfolios and channels; and

•

Capitalize on the convergence of AV over IP by integrating NetStreams and ClearOne core technologies to provide new solutions that reach deeper into the enterprise infrastructure and bring clear, differentiated value to both the practitioner and the customer.

We will continue to improve our existing high-quality products and develop new products for the bourgeoning conferencing and collaboration, and multimedia streaming markets and focus on the following strategic initiatives:

•

Provide a superior conferencing and collaboration experience;

•

Provide significant impact on how multimedia and control are distributed;

•

Offer greater value to our customers and partners;

•

Leverage and extend ClearOne technology leadership and innovation;

•

Expand and strengthen sales channels;

•

Broaden our product offerings;

•

Develop strategic partnerships; and

•

Strengthen existing customer and partner relationships through dedicated support

Our revenues were $10.7 million and $8.4 million during the quarters ended March 31, 2011 and 2010 respectively. Our gross profit increased by $1.1 million during the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010.  Net income increased to $812,000 during the quarter ended March 31, 2011 compared to net income of $217,000 during the quarter ended March 31, 2010. The increase in revenues and profits were the result of overall increase in demand for major product categories in all major geographic regions. We expect the momentum established in the previous quarters to continue in the near future.  We will continue our existing measures to control costs, invest in strategic products and initiatives and monitor future trends closely.

A detailed discussion of our results of operations follows below.

Analysis of Results of Operations

Results of Operations for the quarters ended March 31, 2011 and 2010

The following table sets forth certain items from our unaudited condensed consolidated statements of operations (dollars in thousands) for the quarters ended March 31, 2011 and 2010, together with the percentage of total revenue which each such item represents:

| 8 |

	Quarter ended				Variance
	March 31, 2011		March 31, 2010		Favorable (Unfavorable)
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Revenue	$ 10,701	100%	$ 8,356	100%	$ 2,345	28%
Cost of goods sold	4,399	41%	3,161	38%	(1,238)	-39%
Gross profit	6,302	59%	5,195	62%	1,107	21%
Sales and marketing	1,983	19%	1,902	23%	(81)	-4%
Research and product development	1,637	15%	1,904	23%	267	14%
General and administrative	1,472	14%	932	11%	(540)	-58%
Operating income	1,210	11%	457	5%	753	165%
Other income (expense), net	11	0%	(132)	-2%	143	-108%
Income before income taxes	1,221	11%	325	4%	896	276%
Provision for income taxes	(409)	-4%	(108)	-1%	(301)	279%
Net income	$ 812	8%	$ 217	3%	$ 595	274%

Revenue

Revenue for the quarter ended March 31, 2011 (“2011 Q1”) increased by approximately 28% over the quarter ended March 31, 2010 (“2010 Q1”). The increase was caused by an overall increase in revenue from our professional, personal, premium and tabletop conferencing products in all major geographic regions due to the greater strength in the global economy and higher penetration of our products introduced last year. Revenue from NetStreams products did not change significantly and revenue from media carts declined.

During 2011 Q1 and 2010 Q1, the net change in deferred revenue was net deferral of revenue of $258,000 and $129,000 respectively. See “Critical Accounting Policies and Estimates” under “Revenue and Associated Allowance for Revenue Adjustments and Doubtful Accounts” below for a detailed discussion of deferred revenue.

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

Our gross profit margin (GPM), which is gross profit as a percentage of revenue, was 59% and 62% in 2011 Q1 and 2010 Q1, respectively.  The decline in GPM in 2011 was primarily due to the increase in proportion of low margin products in the mix of products sold and a modest increase in raw materials prices.

Operating Expenses

2011 Q1 operating expenses were approximately $5.1 million, an increase of approximately $354,000 from $4.7 million in 2010 Q1 or an increase of 7% over 2010 Q1 expenses.

Sales and Marketing (“S&M”) Expenses.   S&M expenses include selling, customer service, and marketing expenses such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses.

S&M expenses during 2011 Q1 increased by approximately $81,000, or 4% when compared to 2010 Q1. The increase in S&M expenses during 2011 Q1 was primarily due to an increase in commissions on sales, marketing expenses and consulting fees, partially offset by a decrease in our S&M headcount, and reallocation of an officer’s compensation to G&A.

Research and Development (“R&D”) Expenses.  R&D expenses include research and development and product line management, including employee-related costs, outside services, expensed materials and depreciation, and an allocation of overhead expenses.

| 9 |

CLEARONE COMMUNICATIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

R&D expenses during 2011 Q1 decreased by $267,000 or 14% compared to expenses during 2010 Q1. The decreases were primarily due to reallocation of an officer’s compensation to G&A, reduction in our R&D headcount, and a reduction in facilities and information technology charges.

General and Administrative (“G&A”) Expenses.   G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs, and corporate administrative costs, including finance, information technology and human resources.

G&A expenses during 2011 Q1 increased by $540,000 when compared to expenses in 2010 Q1. The increase was primarily due to reallocation of officers’ compensation to G&A, an increase in legal expenses, an increase in executive bonus, and an increase in audit fees, partially offset by a reduction in bad debts expense.

We continue to incur high legal expenses due to litigation to protect our intellectual property and to defend ourselves from indemnification claims made by former officers.

Other income (expense), net

Other income (expense), net, includes interest income, interest expense, gain (loss) on the disposal of assets, and currency gain (loss).

Other expense, net during 2010 Q1 included a loss of approximately $111,000 incurred on disposal of fixed assets and interest expense of approximately $51,000 contributing  to the variance between other income, net in 2011 Q1 and other expense, net in 2010 Q1.

Provision for income taxes

Provision for income taxes during 2011 Q1 and 2010 Q1 were $409,000 and $108,000 respectively.

Income taxes are based on the estimated effective federal, state and foreign income tax rates. Our effective tax rates for 2011 Q1 were higher than 2010 Q1 due to an increase in our projected state taxes and an increase in our unrecognized income tax benefits.

Liquidity and Capital Resources

As of March 31, 2011, our cash and cash equivalents were approximately $13.5 million, an increase of $2.0 million compared to cash and cash equivalents of approximately $11.4 million as of December 31, 2010.

Net cash provided by operating activities was $2.2 million in 2011 Q1; an increase of approximately $450,000 from 2010 Q1. The increase was primarily due to increased profits and realization of accounts receivable partially offset by increases in inventory and  the payment of a portion of accrued legal expenses.

Net cash used in investing activities in 2011 Q1 was approximately$175,000, which consisted of purchases of equipment. Net cash provided by investing activities in 2010 Q1 consisted of a receipt of $350,000 towards the final working capital adjustment from the sellers of NetStreams, Inc. offset by the purchase of equipment of approximately $165,000.

Net cash provided by financing activities during 2011 Q1 was approximately $21,000, consisting of proceeds received from issuance of stock upon exercise of stock options. During 2010 Q1 $2 million of debt assumed in the acquisition of NetStreams was fully paid, representing the cash used in financing activities for such period.

In May 2011, we terminated the  Joinder to the Loan and Security Agreement with Square 1 Bank (the “Bank”), and the related the Loan and Security Agreement dated November 12, 2008, as amended (the “Loan Agreement”), by and between the Bank, and NetStreams, Inc. and NetStreams, LLC (collectively, “NetStreams”), under which we were named as an additional borrower.  We had previously repaid the $2,000,000 liability of NetStreams under the Loan Agreement in March 2010.  In connection with the termination, we repaid all remaining outstanding obligations, which consisted solely of the Bank’s expenses in connection with the restructuring of the loan facility and amending and restating the Loan Agreement, and termination of all security interests and liens held by the Bank under the Loan Agreement.  In connection with our repayment of the remaining outstanding obligations, all of our indebtedness and obligations to the Bank were discharged in full and the Bank will terminate all security interests and other liens held as security under the Loan Agreement.

| 10 |

CLEARONE COMMUNICATIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of March 31, 2011 our working capital was $24.3 million as compared to $22.8 million as of December 31, 2010.

We believe that future income from operations and effective management of working capital will provide the liquidity needed to meet our short-term and long-term operating requirements and finance our growth plans. We also believe that our strong financial position and solid business model will help us raise additional capital when needed to meet our short and long-term financing needs. In addition to capital expenditures, we may use cash in the near future for selective investments in technological, marketing or product manufacturing capabilities to broaden our product offerings, and acquisitions that may strategically fit our business and are accretive to our business performance. However, no assurance can be given that changes will not occur that would consume available capital resources at a rate more rapidly than anticipated and we may need or want to raise additional capital through debt or equity financing to fund our operations within this period of time.

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

Our significant accounting policies are described in Note 2 to the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. We believe the policies described below identify our most critical accounting policies, which are the policies that are both important to the representation of our financial condition and results and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

We provide a right of return on product sales to major distributors under a product rotation program. Under this seldom used program, a distributor is allowed to return, once a quarter, products purchased during the prior 180 days for a total value generally not exceeding 15% of the distributor’s net purchases during the preceding quarter. The distributor is, however, required to place a new purchase order for an amount not less than the value of products returned under the stock rotation program. When products are returned, the associated revenue, cost of goods sold, inventory and accounts receivable originally recorded are reversed. When the new order is placed, the revenue, associated cost of goods sold, inventory and accounts receivable are recorded and the product revenue is subject to deferral analysis as described below. In a small number of cases, the distributors are also permitted to return the products for other business reasons.

Revenue from product sales to distributors is not recognized until the return privilege has expired or it can be determined with reasonable certainty that the return privilege has expired, which approximates when product is sold-through to customers of our distributors (dealers, system integrators, value-added resellers, and end-users) rather than when the product is initially shipped to a distributor. We evaluate, at each quarter-end, the inventory in the channel through information provided by our distributors. The level of inventory in the channel will fluctuate up or down, each quarter, based upon our distributors’ individual operations. Accordingly, each quarter-end deferral of revenue and associated cost of goods sold is calculated and recorded based upon the actual channel inventory reported at quarter-end. Further, with respect to distributors and other channel partners not reporting channel inventory, the revenue and associated cost of goods sold are deferred until we receive payment for the product sales made to such distributors or channel partners.

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

| 11 |

CLEARONE COMMUNICATIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The amounts of deferred cost of goods sold were included in consigned inventory. The following table details the amount of deferred revenue, cost of goods sold, and gross profit:

As of
	March 31, 2011	December 31, 2010
Deferred Revenue	$ 4,564	$ 4,306
Deferred Cost of Goods Sold	1,841	1,742
Deferred Gross Profit	$ 2,723	$ 2,564

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

Impairment of Goodwill and Intangible Assets

We allocated the purchase price of our acquisition of NetStreams, Inc. on the basis of well established valuation techniques performed by qualified experts. Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We intend to perform impairment tests of goodwill and intangible assets with an indefinite useful life, on an annual basis in the fourth fiscal quarter, or sooner if a triggering event occurs suggesting possible impairment of the values of these assets. As of March 31, 2011, $726,000 and $400,000 have been recorded as goodwill and intangible assets with an indefinite useful life, respectively. In response to changes in industry, technology and competitive circumstances we might be required to exit or dispose of the business acquired through NetStreams, Inc., which could result in an impairment of goodwill and intangible assets.

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

Accounting for Income Taxes

We are subject to income taxes in both the United States and in certain non-U.S. jurisdictions. We estimate our current tax position together with our future tax consequences attributable to temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation, and other reserves for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, prior year carryback, or future reversals of existing taxable temporary differences. To the extent we believe that recovery is not more likely than not, we establish a valuation allowance against these deferred tax assets. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. To the extent we establish a valuation allowance in a period we must include and expense the allowance within the tax provision in the consolidated statement of operations. Our valuation allowance at March 31, 2011 is $971,000.

| 12 |

CLEARONE COMMUNICATIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We perform a quarterly analysis of obsolete and slow-moving inventory to determine if any inventory needs to be written down. In general, we write-down our excess and obsolete inventory by an amount that is equal to the difference between the cost of the inventory and its estimated market value if market value is less than cost, based upon assumptions about future product life-cycles, product demand, shelf life of the product, inter-changeability of the product and market conditions. Those items that are found to have a supply in excess of our estimated current demand are considered to be slow-moving or obsolete and classified as long-term. An appropriate reserve is made to write-down the value of that inventory to its expected realizable value. These charges are recorded in cost of goods sold. The reserve against slow-moving or obsolete inventory is established based on several factors which among other things require us to make an estimate of a product’s life-cycle, potential demand and our ability to sell these products at estimated price levels. While we make considerable efforts to calculate reasonable estimates of these variables, actual results may vary. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of changing technology and customer requirements, we could be required to increase our inventory allowances, and our gross profit could be adversely affected.

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

| 13 |

CLEARONE COMMUNICATIONS, INC.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.   CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2011 was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective as of March 31, 2011 to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

There was no change in our internal control over financial reporting during the quarter ended March 31, 2011 that materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

The following is an update to the status of the legal proceedings and commitments and contingencies reported in our Form 10-K for the year ended December 31, 2010 under Part I, Item 3. Legal Proceedings and Note - 9  Commitments and Contingencies of the Notes to Consolidated Financial Statements (Part II, Item 8).

In January 2010, we filed an arbitration proceeding against UBS Financial Services, Inc. (“UBS”) with the Financial Industry Regulatory Authority (“FINRA”) pursuant to the Auction Rate Securities (“ARS”) Special Arbitration Procedures established by FINRA for securities firms who entered into settlement agreements with the SEC regarding the firms’ sales of auction rate securities.  We also filed a separate FINRA arbitration proceeding against Morgan Stanley & Co., Inc. (“Morgan Stanley”) pursuant to the ARS Special Arbitration Proceedings established for securities firms that entered into settlement agreements with the Office of the New York State Attorney General.  At the relevant time we held an aggregate of $12.2 million in ARS from UBS and Morgan Stanley, which turned out to be illiquid.  In October 2008, we accepted offers to repurchase our $12.2 million of ARS, at par value, from these two investment banks that sold them to us pursuant to the settlement agreements, but did not waive any claims for consequential damages.   In both arbitration proceedings, we are seeking consequential damages as a result of our inability to access funds invested in ARS that UBS and Morgan Stanley sold to us, including losses with respect to a planned strategic business acquisition and related due diligence costs.  The arbitration against Morgan Stanley is currently set for hearing in Salt Lake City, Utah beginning in October 2011, and the arbitration against UBS is currently set for hearing in Salt Lake City, Utah and will likely be held in January 2012.  We cannot predict the outcome of these proceedings.

Item 1A.   RISK FACTORS

Not applicable.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.   REMOVED AND RESERVED.

Not applicable.

| 14 |

CLEARONE COMMUNICATIONS, INC.

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

ClearOne Communications, Inc., (Registrant)

May 16, 2011	By:	/s/ Zeynep Hakimoglu
Zeynep Hakimoglu Chief Executive Officer (Principal Executive Officer)

May 16, 2011	By:	/s/ Narsi Narayanan
Narsi Narayanan Vice President of Finance (Principal Financial and Accounting Officer)

| 15 |