Form 10-Q
period 2011-06-30
CLEARONE COMMUNICATIONS INC
filed 2011-08-15
CIK 840715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.   9,058,258 shares issued and outstanding as of August 12, 2011.

CLEARONE COMMUNICATIONS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2011

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

CLEARONE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	Unaudited	Audited
	As of June 30, 2011	As of December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$ 12,396	$ 11,431
Receivables, net of allowance for doubtful accounts of $157 and $206, respectively	8,924	9,951
Inventories	10,212	8,780
Deferred income taxes	2,975	3,389
Prepaid expenses and other assets	699	446
Total current assets	35,206	33,997

Long-term inventories, net	2,025	2,617
Property and equipment, net	2,755	2,965
Intangibles, net	2,569	2,745
Goodwill	726	726
Deferred income taxes	1,062	913
Other assets	18	18
Total assets	$ 44,361	$ 43,981

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	2,248	2,362
Accrued liabilities	2,702	4,573
Deferred product revenue	3,753	4,306
Total current liabilities	8,703	11,241

Deferred rent	534	584
Other long-term liabilities	456	421
Total liabilities	9,693	12,246

Shareholders' equity:
Common stock, par value $0.001, 50,000,000 shares authorized, 9,058,206 and 8,929,439 shares issued and outstanding, respectively	9	9
Additional paid-in capital	39,873	39,073
Accumulated deficit	(5,214)	(7,347)
Total shareholders' equity	34,668	31,735
Total liabilities and shareholders' equity	$ 44,361	$ 43,981

See accompanying notes

| 1 |

CLEARONE COMMUNICATIONS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenue	$ 11,890	$ 9,937	$ 22,591	$ 18,293
Cost of goods sold	4,734	4,276	9,133	7,437
Gross profit	7,156	5,661	13,458	10,856

Operating expenses:
Sales and marketing	2,106	2,183	4,089	4,085
Research and product development	1,816	1,744	3,453	3,648
General and administrative	1,361	1,214	2,833	2,146
Total operating expenses	5,283	5,141	10,375	9,879

Operating income	1,873	520	3,083	977

Other income (expense), net	7	-	18	(132)

Income before income taxes	1,880	520	3,101	845
Provision for income taxes	(559)	(167)	(968)	(275)
Net income	$ 1,321	$ 353	$ 2,133	$ 570

Basic earnings per common share	$ 0.15	$ 0.04	$ 0.24	$ 0.06
Diluted earnings per common share	$ 0.14	$ 0.04	$ 0.23	$ 0.06

Basic weighted average shares outstanding	8,992,500	8,929,281	8,962,171	8,929,277
Diluted weighted average shares outstanding	9,433,650	9,045,866	9,279,800	9,045,718

See accompanying notes

| 2 |

CLEARONE COMMUNICATIONS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Six months ended
	June 30, 2011	June 30, 2010
Cash flows from operating activities:
Net income	$ 2,133	$ 570
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization expense	587	585
Stock-based compensation	83	160
Provision for doubtful accounts	53	88
Write-down of inventory to net realizable value	-	145
Loss on disposal of assets	-	111
Changes in operating assets and liabilities:
Accounts receivable	792	(1,946)
Inventories	(840)	2,148
Deferred income taxes	265	(37)
Prepaid expenses and other assets	(253)	410
Accounts payable	68	582
Accrued liabilities	(1,874)	506
Deferred product revenue	(553)	326
Other long-term liabilities	35	(44)
Net cash provided by operating activities	496	3,604

Cash flows from investing activities:
Escrow proceeds received pursuant to NetStreams acquisition	-	350
Purchase of property and equipment	(248)	(542)
Net cash used in investing activities	(248)	(192)

Cash flows from financing activities:
Proceeds from the issuance of common stock – options	717	-
Principal payments on long-term debt	-	(2,000)
Net cash provided by (used in) financing activities	717	(2,000)

Net increase in cash and cash equivalents	965	1,412
Cash and cash equivalents at the beginning of the period	11,431	9,494
Cash and cash equivalents at the end of the period	$ 12,396	$ 10,906

Supplemental disclosure of cash flow information:
Cash paid for interest	$ -	$ 61
Cash paid for income taxes	$ 269	$ 3

Supplemental disclosure of non-cash activities:
Exchanged accounts receivable from a vendor with accounts payable to the same vendor	$ 182	$ 293
Current liabilities reclassed to deferred rent	$ -	$ 176

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

The accompanying interim consolidated financial statements for the three and six months ended June 30, 2011 and 2010 respectively have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are not audited. Certain information and footnote disclosures, that are usually included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been either condensed or omitted in accordance with SEC rules and regulations. The accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of June 30, 2011 and 2010, the results of operations for the three and six months ended June 30, 2011 and 2010, and the statements of cash flows for the six months ended June 30, 2011 and 2010. The results of operations for the three and six months ended June 30, 2011 and 2010 are not necessarily indicative of the results for a full-year period.  These interim consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC.

2.  Intangibles

Intangibles as of June 30, 2011

	Estimated useful lives (Years)	Amount	Accumulated Amortization	Net
Tradename	7	$ 435	$ 104	$ 331
Patents and Technological Know-how	10	2,070	344	1,726
Proprietary Software	3	215	120	95
In-process Research and Development	Indefinite	400	-	400
Other	5	49	32	17
Total		$ 3,169	$ 600	$ 2,569

The following table summarizes the amortization during the three and six months ended June 30, 2011 and 2010:

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Amortization of intangibles with finite lives	$ 87	$ 88	$ 175	$ 175

| 4 |

CLEARONE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited – Dollars in thousands)

3.  Inventories

Inventories, net of reserves, consisted of the following:

As of
	June 30, 2011	December 31, 2010
Current:
Raw materials	$ 854	$ 776
Finished goods	9,358	8,004
	$ 10,212	$ 8,780
Long-term:
Raw materials	$ 241	$ 569
Finished goods	1,784	2,048
	$ 2,025	$ 2,617

Long-term inventory represents inventory held in excess of our current requirements based on our recent sales and forecasted level of sales. We have developed programs to reduce the inventory to normal operating levels in the near future. We expect to sell the above inventory, net of reserves, at or above the stated cost and believe that no loss will be incurred on its sale.

Current finished goods include consigned inventory in the amounts of approximately $1,393 and $1,742 as of June 30, 2011 and December 31, 2010, respectively. Consigned inventory represents inventory at distributors and other customers where revenue recognition criteria have not been achieved.

The following table summarizes the losses incurred on valuation of inventory at lower of cost or market value and write-off of obsolete inventory during the three and six months ended June 30, 2011 and 2010 respectively.

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Losses incurred on valuation of inventory and write-off of obsolete inventory	$ -	$ 60	$ -	$ 145

4.  Share-based Compensation

Share-based compensation expense has been allocated as follows:

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Cost of goods sold	$ -	$ -	$ -	$ -
Sales and marketing	6	13	10	24
Research and development	4	7	8	14
General and administrative	34	65	65	122
	$ 44	$ 85	$ 83	$ 160

| 5 |

CLEARONE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited – Dollars in thousands)

As of June 30, 2011 the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, was approximately $196.

During the three and six months ended June 30, 2011, we granted 5,000 stock options. During the three and six months ended June 30, 2010 we granted 90,000 and 141,750 stock options, respectively.  We use judgment in determining the fair value of the share-based payments on the date of grant using an option-pricing model with assumptions regarding a number of highly complex and subjective variables.  These variables include the risk-free interest rate of the awards, the expected life of the awards, the expected volatility over the term of the awards, the expected dividends of the awards, and an estimate of the amount of awards that are expected to be forfeited.  We use the Black-Scholes option pricing model to determine the fair value of share-based payments granted under ASC Topic 718.

5.  Shareholders’ Equity

The following table summarizes the change in shareholders’ equity during the three and six months ended June 30, 2011 and 2010 respectively:

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Balance at the beginning of the period	$ 32,607	$ 29,390	$ 31,735	$ 29,098
Net income during the period	1,321	353	2,133	570
Stock based compensation	44	85	83	160
Exercise of stock options	696	-	717	-
Balance at end of the period	$ 34,668	$ 29,828	$ 34,668	$ 29,828

6.  Other income (expense), net

The details of other income (expense), net are as follows:

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Interest income	$ 5	$ 19	$ 10	$ 27
Interest expense	-	-	-	(51)
Gain (loss) on disposal of property and equipment	-	-	-	(111)
Other	2	(19)	8	3
	$ 7	$ -	$ 18	$ (132)

| 6 |

CLEARONE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited – Dollars in thousands)

7. Income Taxes

The total outstanding balance for liabilities related to unrecognized tax benefits at June 30, 2011 was approximately $456 of which $21 was associated with interest and penalties. We account for interest expense and penalties for unrecognized tax benefits as part of our income tax provision.

8. Subsequent Events

The Company evaluated its consolidated financial statements as of and for the quarter ended June 30, 2011 for subsequent events through the date the financial statements were issued.

On August 8, 2011, in the litigation related to the theft of ClearOne’s intellectual property, the Tenth Circuit Court of Appeals affirmed in ClearOne’s favor and against Biamp the federal district court’s award of exemplary damages based upon the finding that Biamp’s misappropriation was willful and malicious. The amount of ClearOne’s judgment against Biamp affirmed by the Tenth Circuit Court is estimated to be $3.7 million, not including additional amounts that may be awarded for attorney fees.  We expect to collect the judgment against Biamp from the approximately $3.7 million cash bond posted by Biamp.  As of the date these financial statements were issued, we have not collected the judgment, and are awaiting any further actions by Biamp.

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

| 8 |

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

•

Develop strategic partnerships; and

•

Strengthen existing customer and partner relationships through dedicated support

Our revenues were $11.9 million and $22.6 million during the three and six months ended June 30, 2011 compared to $9.9 million and $18.3 million during the three and six months ended June 30, 2010. Revenues increased by 20% and 23% during the three and six months ended June 30, 2011 respectively over the comparable periods of 2010. Our gross profit increased by $1.5 million and $2.6 million during the three and six months ended June 30, 2011 respectively compared to the three and six months ended June 30, 2010.  Net income also increased by $968,000 and $1.6 million during the three and six months ended June 30, 2011 respectively compared to the three and six months ended June 30, 2010.

The increase in revenues and profits in the three and six months ended June 30, 2011 were the result of an increase in demand for our professional and premium products, especially in North America and Asia. We expect to continue year over year growth in both revenues and profits in the near future. However, we will monitor closely the effects of any potential adverse global economic events and continue our existing measures to control costs and invest in strategic products and initiatives.

A detailed discussion of our results of operations follows below.

| 10 |

CLEARONE COMMUNICATIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Analysis of Results of Operations

Results of Operations for the quarters ended June 30, 2011, and 2010, and six months ended June 30, 2011, and 2010

The following table sets forth certain items from our unaudited condensed consolidated statements of operations (dollars in thousands) for the quarters ended June 30, 2011 and 2010 respectively, and the six months ended June 30, 2011 and 2010 respectively, together with the percentage of total revenue which each such item represents:

	Three months ended June 30,					Six months ended June 30,
	2011	% of Revenue	2010	% of Revenue	Change	2011	% of Revenue	2010	% of Revenue	Change
Revenue	$ 11,890	100%	$ 9,937	100%	20%	$ 22,591	100%	$ 18,293	100%	23%
Cost of goods sold	4,734	40%	4,276	43%	-11%	9,133	40%	7,437	41%	-23%
Gross profit	7,156	60%	5,661	57%	26%	13,458	60%	10,856	59%	24%
Sales and marketing	2,106	18%	2,183	22%	4%	4,089	18%	4,085	22%	0%
Research and product development	1,816	15%	1,744	18%	-4%	3,453	15%	3,648	20%	5%
General and administrative	1,361	11%	1,214	12%	-12%	2,833	13%	2,146	12%	-32%
Operating income	1,873	16%	520	5%	260%	3,083	14%	977	5%	216%
Other income (expense), net	7	0%	-	0%	¤	18	0%	(132)	-1%	-114%
Income before income taxes	1,880	16%	520	5%	262%	3,101	14%	845	5%	267%
Provision for income taxes	(559)	-5%	(167)	-2%	235%	(968)	-4%	(275)	-2%	252%
Net income	$ 1,321	11%	$ 353	4%	274%	$ 2,133	9%	$ 570	3%	274%

______________________________

¤ Not Meaningful

Revenue

Revenue for the quarter ended June 30, 2011 (“2011 Q2”) increased by approximately 20% over the quarter ended June 30, 2010 (“2010 Q2”). The increase was caused by an increase in revenue from our professional and premium conferencing products and NetStreams products in North America and Asia due to continued strength in these economies and higher penetration of our products introduced last year. Revenue from tabletop and personal conferencing products did not change significantly and revenue from media carts declined.

Revenue for the six months ended June 30, 2011 (“2011 H1”) increased by approximately 23% over the six months ended June 30, 2010 (“2010 H1”). The increase was caused by an overall increase in revenue from our professional, personal, premium and tabletop conferencing products due to increased demand for our products in all major geographic regions due to the increasing strength in the global economy and higher penetration of our products introduced last year. Revenue from NetStreams products did not change significantly and revenue from media carts declined.

During 2011 Q2 and 2010 Q2, the net change in deferred revenue was net recognition of revenue of $811,000 and net deferral of $197,000 respectively. During 2011 H1 and 2010 H1, the net change in deferred revenue was net recognition of revenue of $553,000 and net deferral of $326,000 respectively. See “Critical Accounting Policies and Estimates” under “Revenue and Associated Allowance for Revenue Adjustments and Doubtful Accounts” below for a detailed discussion of deferred revenue.

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

Our gross profit margin (GPM), which is gross profit as a percentage of revenue, was 60% and 57% in 2011 Q2 and 2010 Q2, respectively.  GPM for 2011 H1 was 60% compared to 59% during 2010 H1.

The increase in GPM in 2011 was primarily due to the increase in proportion of high margin products, especially professional products in the mix of products sold.

Operating Expenses

2011 Q2 operating expenses were approximately $5.3 million, an increase of approximately $142,000 from $5.1 million in 2010 Q2 or an increase of 3%.  Operating expenses during 2011 H1 were $10.4 million compared to $9.9 million during 2010 H1, or an increase of 5% over 2010 H1 expenses.

Sales and Marketing (“S&M”) Expenses.   S&M expenses include selling, customer service, and marketing expenses such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses.

S&M expenses during 2011 Q2 decreased by approximately $77,000, or 4%, when compared to 2010 Q2. The decrease in S&M expenses during 2011 Q2 was primarily due to reduction in employee-related costs and tradeshow costs partially offset by increases in consulting expenses and commissions to independent sales agents.

S&M expenses during 2011 H1 were $4.1 million which was the same as it was in 2010 H1.

Research and Development (“R&D”) Expenses.  R&D expenses include research and development and product line management, including employee-related costs, outside services, expensed materials and depreciation, and an allocation of overhead expenses.

R&D expenses during 2011 Q2 increased by $72,000 or 4% compared to R&D expenses during 2010 Q2. The increase was primarily due to increases in employee-related costs and project related costs, partially offset by decreases in facilities and information technology charges and reallocation of an officer’s compensation to G&A.

R&D expenses during 2011 H1 decreased by $195,000 or 5% compared to R&D expenses during 2010 H1. The decrease was primarily due to decreases in  facilities and information technology charges and reallocation of an officer’s compensation to G&A, partially offset by increases in project related costs and patenting expenses.

| 12 |

CLEARONE COMMUNICATIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General and Administrative (“G&A”) Expenses.   G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs, and corporate administrative costs, including finance, information technology and human resources.

G&A expenses during 2011 Q2 increased by $147,000 or 12% compared to expenses during 2010 Q2. G&A expenses increased in 2011 H1 by $687,000 or 32% compared to 2010 H1. The increase was primarily due to increased legal expenses, recruitment expenses and executive bonus and reallocation of officers’ compensation to G&A, partially offset by decreases in audit and accounting fees, facilities and information technology charges and share-based compensation.

We continue to incur high legal expenses due to litigation to protect our intellectual property and to defend ourselves from indemnification claims made by former officers.

Other income (expense), net

Other income (expense), net, includes interest income, interest expense, gain (loss) on the disposal of assets, and currency gain (loss).

Other expense, net during 2010 H1 included a loss of approximately $111,000 incurred on disposal of fixed assets and interest expense of approximately $51,000 contributing to the variance between other income, net in 2011 H1 and other expense, net in 2010 H1.

Provision for income taxes

Effective tax rates for 2011 Q2 and 2011 H1 were similar to the effective tax rates for 2010 Q2 and 2010 H1. Income taxes are based on the estimated effective federal, state and foreign income tax rates.

Liquidity and Capital Resources

As of June 30, 2011, our cash and cash equivalents were approximately $12.4 million, an increase of $1.0 million compared to cash and cash equivalents of approximately $11.4 million as of December 31, 2010.

Net cash provided by operating activities was $496,000 in 2011 H1, a decrease of approximately $3.1 million from 2010 H1. The decrease was primarily due to payment of accrued liabilities and increase in deferred revenue partially offset by increased profits.

Net cash used in investing activities in 2011 H1 was approximately $248,000, which consisted of purchases of equipment. Net cash used in investing activities in 2010 H1 consisted of the purchase of equipment of approximately $542,000 offset by the receipt of $350,000 towards the final working capital adjustment from the sellers of NetStreams.

Net cash provided by financing activities during 2011 H1 was approximately $717,000, consisting of proceeds received from issuance of stock upon exercise of stock options. During 2010 H1, $2 million of debt assumed in the acquisition of NetStreams was fully paid, representing the cash used in financing activities for such period.

| 13 |

CLEARONE COMMUNICATIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In May 2011, we terminated the  Joinder to the Loan and Security Agreement with Square 1 Bank (the “Bank”), and the related Loan and Security Agreement dated November 12, 2008, as amended (the “Loan Agreement”), by and between the Bank, and NetStreams, Inc. and NetStreams, LLC (collectively, “NetStreams”), under which we were named as an additional borrower.  We had previously repaid the $2,000,000 liability of NetStreams under the Loan Agreement in March 2010.  In connection with the termination, we repaid all remaining outstanding obligations, which consisted solely of the Bank’s expenses in connection with the restructuring of the loan facility and amending and restating the Loan Agreement, and termination of all security interests and liens held by the Bank under the Loan Agreement.  In connection with our repayment of the remaining outstanding obligations, all of our indebtedness and obligations to the Bank were discharged in full and the Bank terminated all security interests and other liens held as security under the Loan Agreement.

As of June 30, 2011 our working capital was $26.5 million as compared to $22.8 million as of December 31, 2010.

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

| 14 |

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

The amounts of deferred cost of goods sold were included in consigned inventory. The following table details the amount of deferred revenue, cost of goods sold, and gross profit:

As of
	June 30, 2011	December 31, 2010
Deferred Revenue	$ 3,753	$ 4,306
Deferred Cost of Goods Sold	1,393	1,742
Deferred Gross Profit	$ 2,360	$ 2,564

| 15 |

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

Impairment of Goodwill and Intangible Assets

We allocated the purchase price of our acquisition of NetStreams, Inc. on the basis of well established valuation techniques performed by qualified experts. Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We intend to perform impairment tests of goodwill and intangible assets with an indefinite useful life, on an annual basis in the fourth fiscal quarter, or sooner if a triggering event occurs suggesting possible impairment of the values of these assets. As of June 30, 2011, $726,000 and $400,000 have been recorded as goodwill and intangible assets with an indefinite useful life, respectively.

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

Accounting for Income Taxes

We are subject to income taxes in both the United States and in certain non-U.S. jurisdictions. We estimate our current tax position together with our future tax consequences attributable to temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation, and other reserves for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, prior year carryback, or future reversals of existing taxable temporary differences. To the extent we believe that recovery is not more likely than not, we establish a valuation allowance against these deferred tax assets. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. To the extent we establish a valuation allowance in a period we must include and expense the allowance within the tax provision in the consolidated statement of operations. Our valuation allowance at June 30, 2011 is $1.0 million.

| 16 |

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

| 17 |

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

| 18 |

CLEARONE COMMUNICATIONS, INC.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.   CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2011 was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective as of June 30, 2011 to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

There was no change in our internal control over financial reporting during the quarter ended June 30, 2011 that materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

The following is an update to the status of the legal proceedings and commitments and contingencies reported in our Form 10-K for the year ended December 31, 2010 under Part I, Item 3. Legal Proceedings and Note - 9  Commitments and Contingencies of the Notes to Consolidated Financial Statements (Part II, Item 8), as supplemented in our Form 10-Q for the period ended March 31, 2011 under Part II, Item 1. Legal Proceedings.

Former Officer Indemnification.  Flood:  On November 29, 2010, ClearOne filed a motion in the United States District Court for the District of Utah seeking a turn-over of $248,000 ClearOne previously paid into the court’s escrow account and for restitution from Flood’s attorneys $373,000 paid to them by ClearOne as compelled by the U.S. District Court’s January 2009 preliminary injunction order which was subsequently vacated by the United States Court of Appeals for the Tenth Circuit on August 30, 2010.  ClearOne’s motion for a turn-over of the escrow money and for restitution of the amount paid to Flood’s attorneys remains pending.

Strohm:  On June 8, 2011, the Utah State court entered a judgment in Strohm’s indemnification case against ClearOne in the amount of $2.2 million for fees and expenses incurred in connection with Strohm’s criminal case defending herself and civil case against ClearOne, and interest. ClearOne has paid to Strohm’s counsel, under protest, the outstanding criminal case fees and expenses of $973,000, and the balance of the judgment has been paid to the Third Judicial District Court in Salt Lake City, Utah as a cash bond.  Both ClearOne and Strohm’s counsel have appealed the judgment and ClearOne requested that the Utah Supreme Court retain jurisdiction to hear and resolve the appeal.  On August 4, 2011, the highest court in the state of Utah, the Utah Supreme Court, decided to retain the appeal on its docket and vacated its prior order transferring the appeal to the Utah Court of Appeals.

| 19 |

CLEARONE COMMUNICATIONS, INC.

ARS Special Arbitration. In January 2010, we filed an arbitration proceeding against UBS Financial Services, Inc. (“UBS”) with the Financial Industry Regulatory Authority (“FINRA”) pursuant to the Auction Rate Securities (“ARS”) Special Arbitration Procedures established by FINRA for securities firms who entered into settlement agreements with the SEC regarding the firms’ sales of auction rate securities.  We also filed a separate FINRA arbitration proceeding against Morgan Stanley & Co., Inc. (“Morgan Stanley”) pursuant to the ARS Special Arbitration Proceedings established for securities firms that entered into settlement agreements with the Office of the New York State Attorney General.  At the relevant time we held an aggregate of $12.2 million in ARS from UBS and Morgan Stanley, which turned out to be illiquid.  In October 2008, we accepted offers to repurchase our $12.2 million of ARS, at par value, from these two investment banks that sold them to us pursuant to the settlement agreements, but did not waive any claims for consequential damages.   In both arbitration proceedings, we are seeking consequential damages as a result of our inability to access funds invested in ARS that UBS and Morgan Stanley sold to us, including losses with respect to a planned strategic business acquisition and related due diligence costs.  The arbitration against Morgan Stanley is currently set for hearing in Salt Lake City, Utah beginning in October 2011, and the arbitration against UBS is currently set for hearing in Salt Lake City, Utah in January 2012.  We cannot predict the outcome of these proceedings.

Theft of Intellectual Property and Related Cases. Oral argument was held on the appeals on May 10, 2011.  On June 27, 2011, the Tenth Circuit affirmed in all respects the verdict and related rulings against the WideBand Defendants.  On July 8, 2011, the Tenth Circuit affirmed the contempt orders against Donald Bowers and the other contempt defendants.  On August 8, 2011, the Tenth Circuit affirmed Biamp’s liability, including the federal district court’s award of exemplary damages based upon the finding that Biamp’s misappropriation was willful and malicious, but made two reductions in the amount of damages.  The amount of ClearOne’s judgment against Biamp is estimated to be $3.7 million, not including additional amounts that may be awarded for attorney fees.  This amount reflects reductions by the Tenth Circuit Court of Appeals of approximately $1.1 million from the federal district court’s previous judgment of about $4.8 million.  On August 9, 2011, the Tenth Circuit denied ClearOne’s appeal requesting additional pre-judgment interest.

We expect to collect the judgment against Biamp from the approximately $3.7 million cash bond posted by Biamp.  As of the issuance date of this filing, we have not collected this judgment and are awaiting any further action by Biamp.  As to the balance of the awards against the other defendants, while we intend to vigorously pursue collection of the damage awards, there can be no assurance that we will ultimately collect on all or a portion of these award.

Item 1A.   RISK FACTORS

Not applicable.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

| 20 |

CLEARONE COMMUNICATIONS, INC.

Item 4.   REMOVED AND RESERVED.

Not applicable.

Item 5.   OTHER INFORMATION

Not applicable.

Item 6.   EXHIBITS

Exhibit No.	Title of Document
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Principal Financial Officer
101	Interactive Data Files pursuant to Rule 405 of Regulation S-T*

_________________

* To be filed by an amendment to this Quarterly Reports on Form 10-Q within 30 days in accordance with Rule 405(a)(2) of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ClearOne Communications, Inc., (Registrant)

August 15, 2011	By:	/s/ Zeynep Hakimoglu
Zeynep Hakimoglu Chief Executive Officer (Principal Executive Officer)

August 15, 2011	By:	/s/ Narsi Narayanan
Narsi Narayanan Vice President of Finance (Principal Financial and Accounting Officer)

| 21 |