Form 10-Q
period 2011-09-30
CLEARONE COMMUNICATIONS INC
filed 2011-11-14
CIK 840715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.   9,093,279 shares issued and outstanding as of November 10, 2011.

CLEARONE COMMUNICATIONS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

CLEARONE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	Unaudited	Audited
	As of September 30, 2011	As of December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$ 13,138	$ 11,431
Receivables, net of allowance for doubtful accounts of $124 and $206, respectively	12,174	9,951
Inventories	11,912	8,780
Deferred income taxes	2,962	3,389
Prepaid expenses and other assets	729	446
Total current assets	40,915	33,997

Long-term inventories, net	1,596	2,617
Property and equipment, net	2,521	2,965
Intangibles, net	3,247	2,745
Goodwill	726	726
Deferred income taxes	-	913
Other assets	28	18
Total assets	$ 49,033	$ 43,981

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	2,357	2,362
Accrued liabilities	3,774	4,573
Deferred product revenue	3,704	4,306
Total current liabilities	9,835	11,241

Deferred rent	506	584
Other long-term liabilities	587	421
Total liabilities	10,928	12,246

Shareholders' equity:
Common stock, par value $0.001, 50,000,000 shares authorized, 9,092,925 and 8,929,439 shares issued and outstanding, respectively	9	9
Additional paid-in capital	39,935	39,073
Accumulated deficit	(1,839)	(7,347)
Total shareholders' equity	38,105	31,735
Total liabilities and shareholders' equity	$ 49,033	$ 43,981

See accompanying notes

| 1 |

CLEARONE COMMUNICATIONS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenue	$ 11,511	$ 10,359	$ 34,102	$ 28,652
Cost of goods sold	4,534	4,105	13,666	11,542
Gross profit	6,977	6,254	20,436	17,110

Operating expenses:
Sales and marketing	2,184	2,243	6,274	6,328
Research and product development	1,796	2,124	5,249	5,772
General and administrative	1,333	1,106	4,166	3,252
Proceeds from litigation	(3,702)	-	(3,702)	-
Total operating expenses	1,611	5,473	11,987	15,352

Operating income	5,366	781	8,449	1,758

Other income (expense), net	(4)	12	15	(120)

Income before income taxes	5,362	793	8,464	1,638
Benefit from (provision for) income taxes	(1,987)	194	(2,956)	(81)
Net income	$ 3,375	$ 987	$ 5,508	$ 1,557

Basic earnings per common share	$ 0.37	$ 0.11	$ 0.61	$ 0.17
Diluted earnings per common share	$ 0.36	$ 0.11	$ 0.59	$ 0.17

Basic weighted average shares outstanding	9,089,919	8,929,342	9,005,221	8,929,266
Diluted weighted average shares outstanding	9,358,292	9,108,102	9,276,619	9,095,879

See accompanying notes

| 2 |

CLEARONE COMMUNICATIONS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Nine months ended
	September 30, 2011	September 30, 2010
Cash flows from operating activities:
Net income	$ 5,508	$ 1,557
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization expense	872	900
Stock-based compensation	130	224
Provision for doubtful accounts	199	207
Write-down of inventory to net realizable value	-	145
Loss on disposal of assets	4	111
Proceeds from litigation	(3,702)	-
Changes in operating assets and liabilities:
Accounts receivable	1,179	(2,441)
Inventories	(1,916)	2,344
Deferred income taxes	1,418	203
Prepaid expenses and other assets	(281)	609
Accounts payable	(53)	177
Income taxes payable	958	-
Accrued liabilities	(1,768)	1,324
Deferred product revenue	(602)	(8)
Other long-term liabilities	88	(932)
Net cash provided by operating activities	2,034	4,420

Cash flows from investing activities:
Escrow proceeds received pursuant to NetStreams acquisition	-	350
Payment towards acquisition of MagicBox business	(750)	-
Purchase of property and equipment	(309)	(748)
Net cash used in investing activities	(1,059)	(398)

Cash flows from financing activities:
Proceeds from the issuance of common stock – options	732	-
Principal payments on long-term debt	-	(2,000)
Net cash provided by (used in) financing activities	732	(2,000)

Net increase in cash and cash equivalents	1,707	2,022
Cash and cash equivalents at the beginning of the period	11,431	9,494
Cash and cash equivalents at the end of the period	$ 13,138	$ 11,516

Supplemental disclosure of cash flow information:
Cash paid for interest	$ -	$ 61
Cash paid for income taxes	$ 274	$ 3

Supplemental disclosure of non-cash activities:
Exchanged accounts receivable from a vendor with accounts payable to the same vendor	$ 182	$ 293
Current liabilities reclassed to deferred rent	$ -	$ 176
Transfer from property and equipment to inventory	$ 78	$ -

See accompanying notes

| 3 |

CLEARONE COMMUNICATIONS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

The Company acquired the business of MagicBox, Inc. and recorded the following assets and liabilities:

Accounts receivable	$ 81
Inventories	117
Other current assets	12
Accrued liabilities	(4)
Property and equipment	9
Intangibles	765
$ 980

Cash paid	750
Amount payable to sellers of MagicBox business included in accounts payable	230
$ 980

See accompanying notes

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

The accompanying interim consolidated financial statements for the three and nine months ended September 30, 2011 and 2010 respectively have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are not audited. Certain information and footnote disclosures, that are usually included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been either condensed or omitted in accordance with SEC rules and regulations. The accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of September 30, 2011 and 2010, the results of operations for the three and nine months ended September 30, 2011 and 2010, and the statements of cash flows for the nine months ended September 30, 2011 and 2010. The results of operations for the three and nine months ended September 30, 2011 and 2010 are not necessarily indicative of the results for a full-year period.  These interim consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC.

2.  Business Combination and Intangibles

On September 2, 2011, the Company acquired the digital signage business of Oregon based MagicBox, Inc. through an asset purchase agreement and recorded an allocation of the associated purchase price. As a result of this acquisition and the combination of StreamNet and Magicbox technologies, we believe we are the only company to offer a complete end-to-end digital signage content management, IP streaming, and control solution. The acquisition presents us with new global market opportunities and accelerated product development to grow.

The measurement period for purchase price allocation ends as soon as information on the facts and circumstances becomes available, but will not exceed twelve months from the date of acquisition. Adjustments in the purchase price allocation may require a recasting of the amounts allocated to intangible assets and possible allocation to goodwill, retroactive to the period in which the acquisition occurred.

The purchase price was allocated as follows:

Accounts receivable	$ 81
Inventories	117
Other current assets	12
Accrued liabilities	(4)
Property and equipment	9
Intangibles	765
$ 980

Intangibles acquired through the purchase of MagicBox business consisted of the following:

	Estimated useful lives (Years)	Amount
Proprietary Software	5	$ 665
In-process Research and Development	Indefinite	75
Tradename	3	25
Total		$ 765

The valuation assigned to intangible assets are provisional in nature and may change after the final expert valuation.

| 5 |

CLEARONE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited – Dollars in thousands)

Intangibles as of September 30, 2011

	Estimated useful lives (Years)	Amount	Accumulated Amortization	Net
Tradename (NetStreams)	7	$ 435	$ 119	$ 316
Tradename (MagicBox)	3	25	-	$ 25
Patents and technological know-how (NetStreams)	10	2,070	396	1,674
Proprietary software (NetStreams)	3	215	138	77
Proprietary software (MagicBox)	5	665	-	665
In-process Research and Development (NetStreams and MagicBox)	Indefinite	475	-	475
Other	5	49	34	15
Total		$ 3,934	$ 687	$ 3,247

The following table summarizes the amortization during the three and nine months ended September 30, 2011 and 2010:

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Amortization of intangibles with finite lives	$ 87	$ 88	$ 263	$ 263

3.  Inventories

Inventories, net of reserves, consisted of the following:

As of
	September 30, 2011	December 31, 2010
Current:
Raw materials	$ 1,367	$ 776
Finished goods	10,545	8,004
	$ 11,912	$ 8,780
Long-term:
Raw materials	$ 146	$ 569
Finished goods	1,450	2,048
	$ 1,596	$ 2,617

Long-term inventory represents inventory held in excess of our current requirements based on our recent sales and forecasted level of sales. We have developed programs to reduce the inventory to normal operating levels in the near future. We expect to sell the above inventory, net of reserves, at or above the stated cost and believe that no loss will be incurred on its sale.

Current finished goods include consigned inventory in the amounts of approximately $1,382 and $1,742 as of September 30, 2011 and December 31, 2010, respectively. Consigned inventory represents inventory at distributors and other customers where revenue recognition criteria have not been achieved.

The following table summarizes the losses incurred on valuation of inventory at lower of cost or market value and write-off of obsolete inventory during the three and nine months ended September 30, 2011 and 2010, respectively.

| 6 |

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Losses incurred on valuation of inventory and write-off of obsolete inventory	$ -	$ 4	$ -	$ 149

4.  Share-based Compensation

Share-based compensation expense has been allocated as follows:

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Cost of goods sold	$ -	$ -	$ -	$ -
Sales and marketing	4	7	14	31
Research and development	4	8	12	22
General and administrative	40	47	105	169
	$ 48	$ 62	$ 131	$ 222

As of September 30, 2011 the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, was approximately $447.

During the three and nine months ended September 30, 2011, we granted 96,611 and 101,611 stock options respectively. During the three and nine months ended September 30, 2010 we granted 10,500 and 152,250 stock options, respectively.  We use judgment in determining the fair value of the share-based payments on the date of grant using an option-pricing model with assumptions regarding a number of highly complex and subjective variables.  These variables include the risk-free interest rate of the awards, the expected life of the awards, the expected volatility over the term of the awards, the expected dividends of the awards, and an estimate of the amount of awards that are expected to be forfeited.  We use the Black-Scholes option pricing model to determine the fair value of share-based payments granted under ASC Topic 718.

5.  Shareholders’ Equity

The following table summarizes the change in shareholders’ equity during the three and nine months ended September 30, 2011 and 2010 respectively:

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Balance at the beginning of the period	$ 34,668	$ 29,828	$ 31,735	$ 29,098
Net income during the period	3,375	987	5,508	1,557
Stock based compensation	48	64	131	224
Exercise of stock options	14	-	731	-
Balance at end of the period	$ 38,105	$ 30,879	$ 38,105	$ 30,879

| 7 |

CLEARONE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited – Dollars in thousands)

6.  Other income (expense), net

The details of other income (expense), net are as follows:

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Interest income	$ 6	$ 12	$ 16	$ 39
Interest expense	-	-	-	(51)
Gain (loss) on disposal of property and equipment	(4)	-	(4)	(111)
Other	(6)	-	3	3
	$ (4)	$ 12	$ 15	$ (120)

7. Proceeds from litigation

On August 8, 2011, in the litigation related to the theft of ClearOne’s intellectual property, the Tenth Circuit Court of Appeals affirmed in ClearOne’s favor and against Biamp the federal district court’s award of exemplary damages based upon the finding that Biamp’s misappropriation was willful and malicious. The amount of ClearOne’s judgment against Biamp affirmed by the Tenth Circuit Court is estimated to be $3,702 not including additional amounts that have been awarded for attorney fees.  We expect to collect the judgment against Biamp from the approximately $3,702 cash bond posted by Biamp. As Biamp has discontinued all efforts to appeal or otherwise contest the ruling, and is actively faciliting ClearOne’s collection of the judgment we have recognized the amount in these financial statements. The amount receivable from Biamp is included under accounts receivable. As of the date these financial statements were issued, we have not collected the judgment.

8. Income Taxes

The total outstanding balance for liabilities related to unrecognized tax benefits at September 30, 2011 was approximately $518, of which $30 was associated with interest and penalties. We account for interest expense and penalties for unrecognized tax benefits as part of our income tax provision.

Accrued liabilities as of September 30, 2011 and December 31, 2010 include accrued income taxes payable of $1,007 and $50, respectively.

9. Subsequent Events

The Company evaluated its consolidated financial statements as of and for the quarter ended September 30, 2011 for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent event which would require recognition or disclosure in the financial statements.

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

NetStreams® DigilinX, the ClearOne brand for residential products, and VIEW™, the ClearOne brand for commercial products, deliver a superior IP A/V experience by streaming high definition audio and video (multimedia) and control over TCP/IP networks.

NetStreams' technology is used in a wide variety of applications including digital signage, corporate video streaming, network operations centers, distance education, and in venues for hospitality and entertainment as well as casinos.

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

The combination of NetStreams’ IP networked multimedia and control streaming products and ClearOne’s portfolio of conferencing and collaboration products presents a great fit for bringing together complementary products, markets, and sales channels from both organizations, enabling us to provide a comprehensive high definition audio and video solution to better realize opportunities presented by audiovisual (AV) and information technology (IT) convergence.

 On September 2, 2011, we acquired the business of Oregon based MagicBox, Inc. for approximately $980,000 in cash, which included acquisition of approximately $210,000 of current assets and $765,000 of intangible assets. $750,000 has already been paid before September 30, 2011. MagicBox is a developer and marketer of a variety of hardware and software solutions to deliver digital content and information to digital displays. This acquisition significantly broadens ClearOne’s current StreamNet offerings and expands its digital signage product portfolio with industry-best tools for content and playlist creation and management. The MagicBox content management and its industry leading database integration software complement ClearOne’s StreamNet systems.  The StreamNet and MagicBox technologies are an excellent fit to deliver on the challenging requirements for any digital signage provider to distribute content over a local area network while maintaining content and scheduling alignment. As a result of this acquisition and the combination of StreamNet and Magicbox technologies we are the only company to offer a complete end-to-end digital signage content management, IP streaming, and control solutions. The acquisition presents us with new global market opportunities and would facilitate accelerated product development.

Our business goals are to:

•

Maintain our global market share leadership of professional audio conferencing products for large businesses and organizations;

•

Focus on the small and medium business (SMB) market with scaled, lower cost and less complex products and solutions;

•

Capitalize on the growing adoption of unified communications and introduce new products by entering Information Technology  channels;

•

Partner with large enterprise communications providers worldwide to bring value added products to their solution portfolios and channels;

•

Capitalize on emerging market opportunities as audio video, information technology, unified communications and traditional digital signage converge to meet enterprise and commercial multimedia needs; and

•

Expand and strengthen sales channels

We will continue to improve our existing high-quality products and develop new products for the bourgeoning conferencing and collaboration, and multimedia streaming markets and focus on strategic initiatives to achieve our business goals.

Our revenues were $11.5 million and $34.1 million during the three and nine months ended September 30, 2011 compared to $10.4 million and $28.7 million during the three and nine months ended September 30, 2010. Revenues increased by 11% and 19% during the three and nine months ended September 30, 2011, respectively, over the

| 10 |

CLEARONE COMMUNICATIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

comparable periods of 2010. Our gross profit increased by $723,000 and $3.3 million during the three and nine months ended September 30, 2011, respectively, compared to the three and nine months ended September 30, 2010.

Net income, which includes the recognition of $3.7 million proceeds from the litigation against Biamp, also increased by $2.4 million and $4.0 million during the three and nine months ended September 30, 2011, respectively, compared to the three and nine months ended September 30, 2010.

The increase in revenues and gross profits in the three and nine months ended September 30, 2011 were the result of an increase in demand for our professional, premium and personal products, in North America, Asia and Australia. We expect our revenues to remain consistent and our continued year over year growth in both revenues and profits in the near future would depend on the strengths of the global economy, especially the recovery of European markets.  We continue to monitor closely the global economic events and continue our existing measures to control costs and invest in strategic products and initiatives.

A detailed discussion of our results of operations follows below.

Analysis of Results of Operations

Results of Operations for the quarters ended September 30, 2011, and 2010, and nine months ended September 30, 2011, and 2010

The following table sets forth certain items from our unaudited condensed consolidated statements of operations (dollars in thousands) for the quarters ended September 30, 2011 and 2010 respectively, and the nine months ended September 30, 2011 and 2010 respectively, together with the percentage of total revenue which each such item represents:

	Three months ended September 30,					Nine months ended September 30,
	2011	% of Revenue	2010	% of Revenue	Change	2011	% of Revenue	2010	% of Revenue	Change
Revenue	$ 11,511	100%	$ 10,359	100%	11%	$ 34,102	100%	$ 28,652	100%	19%
Cost of goods sold	$ 4,534	39%	4,105	40%	-10%	13,666	40%	11,542	40%	-18%
Gross profit	6,977	61%	6,254	60%	12%	20,436	60%	17,110	60%	19%
Sales and marketing	2,184	19%	2,243	22%	3%	6,274	18%	6,328	22%	1%
Research and product development	1,796	16%	2,124	21%	15%	5,249	15%	5,772	20%	9%
General and administrative	1,333	12%	1,106	11%	-21%	4,166	12%	3,252	11%	-28%
Proceeds from litigation	(3,702)	-32%	-	0%	¤	(3,702)	-11%	-	0%	¤
Operating income	5,366	47%	781	5%	587%	8,449	25%	1,758	6%	381%
Other income (expense), net	(4)	0%	12	0%	-133%	15	0%	(120)	0%	-113%
Income before income taxes	5,362	47%	793	8%	576%	8,464	25%	1,638	6%	417%
Income tax benefit (provision)	(1,987)	-17%	194	2%	¤	(2,956)	-9%	(81)	0%	¤
Net income	$ 3,375	29%	$ 987	10%	242%	$ 5,508	16%	$ 1,557	5%	254%

______________________________

¤ Not Meaningful

Revenue

Revenue for the quarter ended September 30, 2011 (“2011 Q3”) increased by approximately 11% over the quarter ended September 30, 2010 (“2010 Q3”). The increase was caused by an increase in revenue from our professional, premium and personal conferencing products in North America, Asia and Australia due to continued strength in these economies partly offset by reduced demand in Europe due to prolonged economic uncertainty caused by Greece’s national debt situation. Revenue from tabletop conferencing and NetStreams products did not change significantly and revenue from media carts were insignificant.

| 11 |

CLEARONE COMMUNICATIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue for the nine months ended September 30, 2011 (“2011 YTD”) increased by approximately 19% over the nine months ended September 30, 2010 (“2010 YTD”). The increase was caused by an overall increase in revenue from our professional, personal and premium conferencing products due to increased demand for our products in North America, Asia and Australia due to the continued strength in these economies and higher penetration of our products introduced last year. Revenues from Europe remained about the same. Revenues from tabletop conferencing and NetStreams products did not change significantly while revenues from media carts declined.

During 2011 Q3 and 2010 Q3, the net change in deferred revenue was net recognition of revenue of $49,000 and $334,000 respectively. During 2011 YTD and 2010 YTD, the net change in deferred revenue was net recognition of revenue of $602,000 and $8,000 respectively. See “Critical Accounting Policies and Estimates” under “Revenue and Associated Allowance for Revenue Adjustments and Doubtful Accounts” below for a detailed discussion of deferred revenue.

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

Our gross profit margin (GPM), which is gross profit as a percentage of revenue, was 61% and 60% in 2011 Q3 and 2010 Q3, respectively.  GPM for both 2011 YTD and 2010 YTD remained at 60%.

Operating Expenses

2011 Q3 operating expenses excluding litigation proceeds from Biamp of $3.7 million were approximately $5.3 million, a decrease of approximately $160,000 from $5.5 million in 2010 Q3 or a decrease of 3%.  Operating expenses during 2011 YTD after excluding litigation proceeds from Biamp of $3.7 million were approximately $15.7 million compared to $15.4 million during 2010 YTD, or an increase of 2% over 2010 YTD expenses. See Proceeds from litigation below for additional information on the litigation proceeds from Biamp.

Sales and Marketing (“S&M”) Expenses. S&M expenses include selling, customer service, and marketing expenses such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses.

S&M expenses during 2011 Q3 decreased by approximately $59,000, or 3%, when compared to 2010 Q3. The decrease in S&M expenses during 2011 Q3 was primarily due to reduction in employee-related costs, tradeshow costs and marketing costs partially offset by increases in consulting expenses and commissions to independent sales agents.

S&M expenses during 2011 YTD were $6.3 million which was about the same as it was in 2010 YTD.

Research and Development (“R&D”) Expenses.  R&D expenses include research and development and product line management, including employee-related costs, outside services, expensed materials and depreciation, and an allocation of overhead expenses.

R&D expenses during 2011 Q3 decreased by $328,000 or 16% compared to R&D expenses during 2010 Q3. The decrease was primarily due to decreases in employee-related costs, project related costs, facilities and information technology charges and reallocation of an officer’s compensation to G&A.

R&D expenses during 2011 YTD decreased by $523,000 or 9% compared to R&D expenses during 2010 YTD. The decrease was primarily due to decreases in facilities and information technology charges, reallocation of an officer’s compensation to G&A and project related costs.

| 12 |

CLEARONE COMMUNICATIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General and Administrative (“G&A”) Expenses.   G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs, and corporate administrative costs, including finance, information technology and human resources.

G&A expenses during 2011 Q3 increased by $227,000 or 21% compared to expenses during 2010 Q3. The increase was primarily due to increased bank fees, bad debts expense, accounting services and employee benefits and reallocation of officers’ compensation to G&A.  This increase was partially offset by reduced share-based compensaton, recruitment expenses and facilities and information technology charges.

G&A expenses increased in 2011 YTD by $914,000 or 28% compared to 2010 YTD. The increase was primarily due to increased executive bonuses, employee benefits, telecommunication expenses, bank fees and annual report distribution costs, and reallocation of officers’ compensation to G&A.  This increase was partially offset by reduced recruitment expenses and facilities and information technology charges.

We continue to incur high legal expenses due to litigation to protect our intellectual property and to defend ourselves from indemnification claims made by former officers.

Proceeds from litigation.   Operating expenses for 2011 Q3 and 2011 YTD is reduced by a credit for proceeds receivable of approximately $3.7 million from Biamp with respect to a judgment award in litigation related to the theft of our intellectual property. The Tenth Circuit Court of Appeals affirmed in ClearOne’s favor and against Biamp the federal district court’s award of exemplary damages based upon the finding that Biamp’s misappropriation was willful and malicious. We expect to collect the judgment against Biamp from the approximately $3.7 million cash bond posted by Biamp. As Biamp has discontinued all efforts to appeal or otherwise contest the ruling, and is actively faciliting ClearOne’s collection of the judgment we have recognized the amount in these financial statements.

Other income (expense), net

Other income (expense), net, includes interest income, interest expense, gain (loss) on the disposal of assets, and currency gain (loss).

Other expense, net during 2010 YTD included a loss of approximately $111,000 incurred on disposal of fixed assets and interest expense of approximately $51,000 contributing to the variance between other income, net in 2011 YTD and other expense, net in 2010 YTD.

Provision for income taxes

During 2011 YTD, we accrued income taxes for the year at the expected annualized rate of 34.9%. During 2010 YTD effective tax rate was a benefit of 4.9%. The benefit in 2010 YTD resulted from the completion of Internal Revenue Service audit leading to the reduction of certain tax attributes related to its tax years ending from June 30, 2007 through December 31, 2009. Income taxes are based on the estimated effective federal, state and foreign income tax rates.

Liquidity and Capital Resources

As of September 30, 2011, our cash and cash equivalents were approximately $13.1 million, an increase of $1.7 million compared to cash and cash equivalents of approximately $11.4 million as of December 31, 2010.

Net cash provided by operating activities was $2.0 million in 2011 YTD, a decrease of approximately $2.4 million from 2010 YTD. The decrease was primarily due to payment of accrued liabilities, increase in inventories and increase in deferred revenue partially offset by increased profits and decreased accounts receivables.

Net cash used in investing activities in 2011 YTD was approximately $1.1 million, which consisted of $750,000 paid towards the acquisition of the business of MagicBox and $309,000 towards purchases of equipment. Net cash used in investing activities in 2010 YTD consisted of the purchase of equipment of approximately $748,000 offset by the receipt of $350,000 towards the final working capital adjustment from the sellers of NetStreams.

| 13 |

CLEARONE COMMUNICATIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net cash provided by financing activities during 2011 YTD was approximately $732,000, consisting of proceeds received from issuance of stock upon exercise of stock options. During 2010 YTD, $2 million of debt assumed in the acquisition of NetStreams was fully paid, representing the cash used in financing activities for such period.

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

As of September 30, 2011 our working capital was $31.1 million as compared to $22.8 million as of December 31, 2010.

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

The amounts of deferred cost of goods sold were included in consigned inventory. The following table details the amount of deferred revenue, cost of goods sold, and gross profit (dollars in thousands):

As of
	September 30, 2011	December 31, 2010
Deferred Revenue	$ 3,704	$ 4,306
Deferred Cost of Goods Sold	1,382	1,742
Deferred Gross Profit	$ 2,322	$ 2,564

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

Impairment of Goodwill and Intangible Assets

We allocated the purchase price of our acquisition of NetStreams, Inc. on the basis of well established valuation techniques performed by qualified experts. The purchase price towards acquisition of the business of MagicBox, Inc. has been allocated on a provisional basis pending full expert valuation. Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We intend to perform impairment tests of goodwill and intangible assets with an indefinite useful life, on an annual basis in the fourth fiscal quarter, or sooner if a triggering event occurs suggesting possible impairment of the values of these assets. As of September 30, 2011, $726,000 and $475,000 have been recorded as goodwill and intangible assets with an indefinite useful life, respectively.

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

Accounting for Income Taxes

We are subject to income taxes in both the United States and in certain non-U.S. jurisdictions. We estimate our current tax position together with our future tax consequences attributable to temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation, and other reserves for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, prior year carryback, or future reversals of existing taxable temporary differences. To the extent we believe that recovery is not more likely than not, we establish a valuation allowance against these deferred tax assets. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. To the extent we establish a valuation allowance in a period we must include and expense the allowance within the tax provision in the consolidated statement of operations. Our valuation allowance at September 30, 2011 is $1.0 million.

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

| 17 |

CLEARONE COMMUNICATIONS, INC.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.   CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2011 was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective as of September 30, 2011 to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

There was no change in our internal control over financial reporting during the quarter ended September 30, 2011 that materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

The following is an update to the status of the legal proceedings and commitments and contingencies reported in our Form 10-K for the year ended December 31, 2010 under Part I, Item 3. Legal Proceedings and Note - 9  Commitments and Contingencies of the Notes to Consolidated Financial Statements (Part II, Item 8), as supplemented in our Forms 10-Q for the periods ended March 31, 2011 and June 30, 2011 under Part II, Item 1. Legal Proceedings.

Former Officer Indemnification.  Flood:  On November 29, 2010, ClearOne filed a motion in the United States District Court for the District of Utah seeking a turn-over of the amount ClearOne previously paid into the court’s escrow account of approximately $248,000 and for restitution from Flood’s attorneys for the amount paid to them by ClearOne of approximately $373,000  as compelled by the U.S. District Court’s January 2009 preliminary injunction order which was subsequently vacated by the United States Court of Appeals for the Tenth Circuit on August 30, 2010.  ClearOne’s motion for a turn-over of the escrow money and for restitution of the amount paid to Flood’s attorneys is scheduled to be heard on November 16, 2011.

Strohm:  On June 8, 2011, the Utah state court entered a Judgment in Strohm’s indemnification case against ClearOne as follows: in the amount of approximately $973,000 for fees and expenses incurred in connection with Strohm’s criminal case, plus approximately $362,000 in interest at 18% through February 1, 2011, and in the amount of approximately $865,000 for fees and expenses incurred in connection with Strohm’s civil case against ClearOne, plus per diem interest. ClearOne has paid to Strohm’s counsel, under protest, the outstanding criminal case fees and expenses of approximately $973,000, and the balance of the Judgment has been paid to the Third Judicial District Court in Salt Lake City, Utah as a cash bond.  Both ClearOne and Strohm’s counsel have appealed from the Judgment and ClearOne requested that the Utah Supreme Court retain jurisdiction to hear and resolve the appeal.  On August 4, 2011, the highest court in the state of Utah, the Utah Supreme Court, decided to retain the appeal on its docket and vacated its prior order transferring the appeal to the Utah Court of Appeals. ClearOne’s appellate brief was filed on October 13, 2011. On November 8, 2011, the Tenth Circuit affirmed Strohm’s perjury conviction.

| 18 |

CLEARONE COMMUNICATIONS, INC.

ARS Special Arbitration. In January 2010, we filed an arbitration proceeding against UBS Financial Services,  Inc. (“UBS”) with the Financial Industry Regulatory Authority (“FINRA”) pursuant to the Auction Rate Securities (“ARS”) Special Arbitration Procedures established by FINRA for securities firms who entered into settlement agreements with the SEC regarding the firms’ sales of auction rate securities. We also filed a separate FINRA arbitration proceeding against Morgan Stanley & Co., Inc. (“Morgan Stanley”) pursuant to the ARS Special Arbitration Proceedings established for securities firms that entered into settlement agreements with the Office of the New York State Attorney General. At the relevant time we held an aggregate of $12.2 million in ARS from UBS and Morgan Stanley, which turned out to be illiquid. In October 2008, we accepted offers to repurchase our $12.2 million of ARS, at par value, from these two investment banks that sold them to us pursuant to the settlement agreements, but did not waive any claims for consequential damages. In both arbitration proceedings, we are seeking consequential damages as a result of our inability to access funds invested in ARS that UBS and Morgan Stanley sold to us, including losses with respect to a planned strategic business acquisition and related due diligence costs. The arbitration against Morgan Stanley is currently set for hearing in Salt Lake City, Utah, with the first half of the hearing scheduled to begin November 29, 2011 and the second half scheduled to begin on March 12, 2012 having been rescheduled from October 2011.  The arbitration against UBS is currently set for hearing in Salt Lake City, Utah in January 2012.  We have made significant damages claims in these proceedings, and if we prevail with respect to some or all of our claims, we may be entitled to a material recovery against one or both of the defendants.  We cannot, however, predict the outcome of these proceedings or the magnitude of any potential recovery.

Theft of Intellectual Property and Related Cases.  Oral argument was held on the appeals on  May 10, 2011.  On June 27, 2011, the Tenth Circuit affirmed in all respects the verdict and related rulings against the WideBand Defendants.  On July 8, 2011, the Tenth Circuit affirmed the contempt orders against Donald Bowers and the other contempt defendants.  On August 8, 2011, the Tenth Circuit affirmed Biamp’s liability, including the federal district court’s award of exemplary damages based upon the finding that Biamp’s misappropriation was willful and malicious, but made two reductions in the amount of damages.  The amount of ClearOne’s judgment against Biamp is now estimated to be $3.7 million, not including additional amounts that may be awarded for attorney fees incurred on appeal.  This amount reflects reductions by the Tenth Circuit Court of Appeals of approximately $1.1 million from the federal district court’s previous judgment of about $4.8 million.  On August 9, 2011, the Tenth Circuit denied ClearOne’s appeal requesting additional pre-judgment interest.  On October 18, 2011, the Tenth Circuit granted ClearOne’s request for its attorney fees and costs incurred on appeal, and remanded the case to the District Court to determine the amount of fees to be awarded.  We are preparing our fee request, which will be submitted in November 2011.

We expect to collect the judgment against Biamp from the approximately $3.7 million cash bond posted by Biamp.  We also expect to collect the amount of appellate attorney fees incurred by ClearOne on the Biamp appeal, from Biamp.  As to the balance of the awards against the other defendants, while we intend to vigorously pursue collection of the damage awards, there can be no assurance that we will ultimately collect on all or a portion of these award.

The DialHD Georgia Action :   During July 2009, DialHD and Donald Bowers filed a lawsuit against us in the Superior Court of Columbia County in the State of Georgia.  DialHD is apparently owned in whole or in part by Donald Bowers, who is the father of WideBand defendant Lonny Bowers.  On September 7, 2010, the Court dismissed most of the claims against ClearOne.  On September 13, 2011, the Court dismissed the remaining claims against ClearOne.  On October 12, 2011, ClearOne filed a motion seeking an award of its attorney fees and costs incurred in the case from Dial HD, Donald Bowers, and/or the attorney representing them, as a sanction.  That motion is pending.

Item 1A.   RISK FACTORS

Not applicable.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

| 19 |

CLEARONE COMMUNICATIONS, INC.

Item 4.   REMOVED AND RESERVED.

Not applicable.

Item 5.   OTHER INFORMATION

Not applicable.

Item 6.   EXHIBITS

Exhibit No.	Title of Document
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definitions Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ClearOne Communications, Inc., (Registrant)

November 14, 2011	By:	/s/ Zeynep Hakimoglu
Zeynep Hakimoglu Chief Executive Officer (Principal Executive Officer)

November 14, 2011	By:	/s/ Narsi Narayanan
Narsi Narayanan Vice President of Finance (Principal Financial and Accounting Officer)

| 20 |