Form 10-K
period 2011-12-31
CLEARONE COMMUNICATIONS INC
filed 2012-04-02
CIK 840715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

Mark One)

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2011
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to ___________

Commission file number 001-33660

CLEARONE COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Utah	87-0398877
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

5225 Wiley Post Way, Suite 500, Salt Lake City, Utah	84116
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code)	801-975-7200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name on each exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐Yes ☒No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes ☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒Yes ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Larger Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the shares of voting common stock held by non-affiliates was approximately $34.6 million at June 30, 2011 (the Company's most recently completed second fiscal quarter), based on the $6.56 closing price for the Company’s common stock on the NASDAQ Capital Market on such date. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

The number of shares of ClearOne common stock outstanding as of March 28, 2012 was 9,098,152.

CLEARONE COMMUNICATIONS, INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2011

TABLE OF CONTENTS

CLEARONE COMMUNICATIONS, INC.

ITEM 1 – BUSINESS

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

ITEM 1. BUSINESS

Overview

ClearOne was formed as a Utah corporation in 1983 organized under the laws of the State of Utah. The company is headquartered in Salt Lake City, Utah with offices in Austin, Texas, Corvallis, Oregon, Hong Kong, United Kingdom and Israel.

We are a global company that designs, develops and sells conferencing, collaboration, streaming and digital signage solutions for audio, video and data multimedia communication. The performance and simplicity of our advanced comprehensive solutions enhance the quality of life. ClearOne products are designed for business and residential use, offering unprecedented levels of functionality, reliability and scalability.

We design, develop, market, and service a comprehensive line of high-quality audio conferencing products for personal use, as well as traditional tabletop, mid-tier premium and higher-end professional products for both large and small businesses. We occupy the number one global market share position, with nearly 50% market share in the professional audio conferencing market for products used by large businesses and organizations such as enterprise, healthcare, education and distance learning, government, legal and finance. Our conferencing solutions save organizations time and money by creating a natural environment for collaboration and communication.

NetStreams® DigilinX, the ClearOne brand for residential multimedia streaming and control, and VIEW™, the ClearOne brand for commercial multimedia streaming and control, deliver a superior IP A/V experience by streaming high definition audio and video (multimedia) and control over TCP/IP LAN networks. By combining audio and/or video content, meta-data and control signals into one stream over existing Internet Protocol LAN networks, in harmony with industry standards, ClearOne's patented StreamNet® solutions enable The Power of AV over IP™ for bourgeoning markets such as digital signage, and enterprise multimedia streaming. Also sold under the NetStreams residential brand are non-IP multimedia distribution solutions for economical multimedia residential streaming applications.

 | 1 |

CLEARONE COMMUNICATIONS, INC.

ITEM 1 – BUSINESS

On September 6, 2011, ClearOne acquired the business of MagicBox, Inc., a leading manufacturer of hardware and software solutions delivering digital content and information to digital displays. Under the terms of an asset purchase agreement with MagicBox, Inc, an Oregon corporation, ClearOne paid approximately $980,000 in cash and acquired all the assets, including intellectual property, fixed assets and current assets and assumed no debt.

MagicBox’s content management and control technology, along with its industry-leading database integration software are the perfect complement to ClearOne's StreamNet™ systems. The combined expertise of the two companies brings to the market the only complete, end-to-end digital signage content management, control and IP streaming solution. MagicBox and ClearOne have complementary products for a broad spectrum of applications. One of the single-most challenging requirements for any digital signage provider is the ability to distribute content over a LAN while maintaining control and scheduling alignment. StreamNet technology delivers low-latency HD distribution over IP which is an ideal fit with MagicBox's content creation, control, scheduling, database integration and digital signage domain expertise.

We have an established history of product innovation and plan to continue to apply our expertise in audio, video and network engineering to develop and introduce innovative new products and enhance our existing products. Our end-users range from some of the world’s largest and most prestigious companies and institutions to small and medium-sized businesses, higher education and government organizations, as well as individual consumers. We sell our commercial products to these end-users primarily through a global network of independent distributors who in turn sell our products to dealers, systems integrators and other value-added resellers. We also sell commercial products directly to dealers, systems integrators, value-added resellers and end-users. We sell our residential products through a global network of residential electronics dealers, system integrators and other value-added resellers.

Our website address is www.clearone.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports are available, free of charge, on our website in the "Investor Relations" section under "Company." These reports are made available as soon as reasonably practicable after we file such material with, or furnish it to, the SEC.

For a discussion of certain risks applicable to our business, results of operations, financial position, and liquidity see the risk factors described in “Item 1A, Risk Factors” below.

Business Strategy

We currently participate in the following markets:

•

Professional audiovisual;

•

Unified communications including telephony;

•

Multimedia streaming and control; and

•

Digital signage.

Our business goals are to:

•

Maintain our leading global market share in professional audio conferencing products for large businesses and organizations;

•

Focus on the small and medium business (SMB) market with scaled, lower cost and less complex products and solutions;

•

Capitalize on the growing adoption of unified communications and introduce new products through emerging information technology channels;

•

Partner with large enterprise communications providers worldwide to bring value-added products to their solution portfolios and channels;

•

Capitalize on the convergence of AV over IP by integrating NetStreams and ClearOne core technologies to provide new solutions that reach deeper into the enterprise infrastructure and bring clear, differentiated value to our customers; and

•

Leverage ClearOne’s unique position as the only solution provider to offer a complete, end-to-end digital signage, content management, control and IP streaming solution.

We will continue to improve our existing high-quality products and develop new products for the bourgeoning conferencing, collaboration, multimedia streaming, and digital signage markets.

 | 2 |

CLEARONE COMMUNICATIONS, INC.

ITEM 1 – BUSINESS

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

Provide significant impact on how multimedia and control are distributed

We believe ClearOne’s innovative approach of bringing together networking technology with audio and video streaming and control over these technologies has the potential to bring about a significant change in the audio and video industry and beyond. We believe the benefits and features that only networked digital multimedia can offer will change and enhance the user experience. Our multimedia streaming products incorporate StreamNet® technology and Perfect Pixel™, our newly patented advanced algorithms for audio and video packet delivery optimization and error concealment, which ensure reliable delivery and eliminate dropped content across the IP based LAN network with near perfect delivery synchronization, to within one millisecond for all endpoints.

Offer greater value to our customers and partners

To provide our customers and partners with products that offer high value, we are focused on listening to our customers and partners and delivering products to meet their needs.

By offering high quality products designed to solve conferencing and collaboration ease-of-use issues, that are easy to install, configure, and maintain, we believe we can provide greater value to our customers and partners to enhance business communications and decision making. Our new networked multimedia streaming and control products offer significant cost savings by offering a non-centralized, edge of the network architecture, that uses existing networking infrastructure to deliver consistent high quality multimedia streaming which is easy to install, maintain and scale.

Leverage and extend ClearOne technology leadership and innovation

We continue to focus on developing cutting edge conferencing and collaboration products and are committed to incorporating the latest technologies into our new and existing product lines. Key to this effort is adopting emerging technologies and leveraging advancements in existing technologies, such as Voice over Internet Protocol (VoIP), wideband audio, wireless connectivity, convergence of voice and data networks, exploring new application models for our mid-tier premium products and affordable personal audio conferencing technologies, and developing products based on internationally accepted standards and protocols. With the acquisition of MagicBox, ClearOne is working to leverage its digital signage technology to increase its market share in its existing channels and enter new and larger markets and channels.

Expand and strengthen sales channels

We continue to expand and strengthen domestic and international sales channels. New sales channel development includes three initiatives. First, we continue to increase sales channel partner coverage in developing economies including the Asia Pacific, South Asia, and Eastern Europe. Second, to expand beyond our traditional audio video channels that carry our high end professionally installed conferencing products, we continue to direct significant sales efforts toward the development of channel partners who are focused on the information technology (IT) market for the sales of our latest VoIP, USB, and unified communications-enabled conferencing products. The IT channel includes resellers and integrators of unified communications products compatible with Avaya, IBM, Microsoft®, and other unified communications platforms, as well as telephony products. Third, we will focus on offering scaled solutions to address the needs of the small and medium business (SMB) market and the associated resellers and channels suited to sell our mid-tier premium and affordable personal conferencing and collaboration products, including products certified for Skype and other SMB web based services.

We will also continue to introduce our commercial networked multimedia streaming and control products and our digital signage content management and IP streaming solutions into our existing global professional AV sales channels. We will continue to invest in the necessary resources for the further development of training, certification, technical sales and product support programs and services for these new products to increase adoption of this solution portfolio through this existing channel.

 | 3 |

CLEARONE COMMUNICATIONS, INC.

ITEM 1 – BUSINESS

Broaden our product offerings

We believe we offer the industry’s most complete audio conferencing product line. With our StreamNet multimedia technology and our MagicBox digital signage solutions, end-users can conference, stream audio and video and create custom content on common platforms. Our consolidated, unified multimedia communication options include:

•

Professional conferencing products used in large businesses and organizations such as enterprise, healthcare, education and distance learning, government, legal and finance organizations that integrate with leading video conferencing systems;

•

Premium conferencing products that are also scaled for smaller conferencing rooms and for small and medium businesses which integrate with leading video and web conferencing systems and applications;

•

Traditional tabletop conferencing phones used in conference rooms and offices;

•

Personal conferencing products that enable affordable hands-free audio communications in new ways such as through PCs and portable laptops, tablets, smartphones and handsets;

•

COLLABORATE™ is an all-in-one voice, video and data collaboration solution, designed for organizations using unified communications or popular cloud video conferencing services delivering plug-and-play simplicity;

•

A full line of networked audio video multimedia distribution and control for a wide range of commercial and residential applications;

•

MagicBox media players, content creation, scheduling and database integration that deliver an end-to-end digital signage content management; and

•

A comprehensive portfolio of media carts that provide equipment mobility and make conferencing equipment, including our own, easy to access and use.

We plan to continue to broaden our product offerings to meet the evolving needs of our customers, partners and sales channels to address changes in the markets we currently serve, and effectively target new markets for our products.

Develop strategic partnerships

To stay on the leading edge of product and market development, we plan to continue to identify partners with expertise in areas strategic to our growth objectives. We will work to develop partnerships with leaders in markets complementary to our products who can benefit from our products and technologies, and through whom we can access new market growth opportunities.

•

We continue to offer conferencing products suited to leading systems and applications provided by Avaya, Cisco, Crestron, IBM, Microsoft, Mitel and Skype;

•

We have entered into channel partnerships with Ingram Micro, Synnex and others; and

•

We have interoperability, web collaboration and integration partners.

We plan to broaden the application and adoption of our patented StreamNet technology by partnering with other market participants through technology licensing, joint product development, and co-marketing activities and agreements.

•

We have formed StreamNet Ready Partner Program (www.streamnetpartners.com) to enable key audiovisual manufacturers to integrate products seamlessly into ClearOne's TCP/IP standards based StreamNet multimedia distribution and control solutions;

•

We have joined AVnu Alliance (www.avnu.org) which is dedicated to enabling an ecosystem of affordable professional quality streaming for networked audio and video content; and

•

We also joined HDCP (www.digital-cp.com), which is a High-bandwidth Digital Content Protection (HDCP) specification developed by Intel Corporation to protect digital entertainment across the DVI/HDMI interface.

Strengthen existing customer and partner relationships through dedicated support

We have developed a global reputation for our excellence in providing customers and partners with our pre-sales, post-sales, and technical support by dedicated teams. We believe our support is recognized as among the best in the industry and we will continue to invest in the necessary resources to ensure that our customers and partners have access to the information and resources they need to be successful in using or reselling our products. We also dedicate significant resources to provide various levels of product sales or certified product technical training based on their sales or technical needs.

 | 4 |

CLEARONE COMMUNICATIONS, INC.

ITEM 1 – BUSINESS

Markets and Products

Audio Conferencing and Collaboration Products: Overview

The performance and reliability of our high-quality conferencing and collaboration products enable effective, natural, and efficient communication among geographically separated enterprises, organizations or individuals. We offer a full range of audio conferencing products including (i) professional conferencing products used in enterprise, healthcare, education and distance learning, government, legal and finance organizations, (ii) mid-tier premium conferencing products for smaller rooms and small and medium businesses which interface with video and web conferencing systems, (iii) traditional tabletop conferencing phones used in conference rooms and offices, and (iv) affordable personal conferencing products that can be used with PCs, laptops, tablets, smartphones, and other portable devices. For all the fiscal periods reported in this Annual Report, our professional conferencing products and traditional tabletop conference phones have together contributed a minimum of 74% percent of our consolidated revenue.

Our audio conferencing products feature our proprietary HDConference Distributed Echo Cancellation® and noise cancellation technologies to enhance communication during a conference call by eliminating echo and background noise. Most of our products also feature some of our other HDConference proprietary audio processing technologies such as adaptive modeling and first-microphone priority, which combine to deliver clear, crisp and full-duplex audio. These technologies enable natural and fatigue-free communication between distant conferencing participants.

We believe the principal drivers of demand for audio conferencing products are the following:

•

Availability of easy-to-use conferencing systems and applications;

•

Richer and clearer voice quality of collaborative communications compared to the quality of telephone handset speakerphones; and

•

Expansion of global, regional, and local corporate enterprises requiring increased use of collaboration tools and systems.

Other factors we expect to have a significant impact on the demand for our audio conferencing systems include the following:

•

Availability of affordable and portable audio conferencing solutions for small businesses and home offices;

•

Growth of distance learning and corporate training programs;

•

Increasing adoption of tele-working and home offices;

•

Decreases in travel due to cost, inconvenience, and carbon footprint considerations;

•

Transition to Internet Protocol (IP) networks from traditional public switched telephone networks (PSTN) and the growing deployment of VoIP collaboration applications; and

•

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

Our flagship Converge Pro product line leads our professionally installed audio products line. This latest generation professional product line delivers significant feature set and performance advancements compared to its predecessor XAP™, including superior proprietary acoustical echo cancellation, noise cancellation, full duplex performance, enhanced management capabilities, and simplified configuration utilities. The Converge Pro product line includes the Converge Pro 880, Converge Pro 880T, Converge Pro 880TA, Converge Pro 840, Converge Pro 8i, Converge Pro TH20 and Converge Pro VH20 which together offer various levels of integration and features to allow a commercial system integrator to optimize a system to fit diverse conferencing applications and environments.

 | 5 |

CLEARONE COMMUNICATIONS, INC.

ITEM 1 – BUSINESS

The ClearOne Ceiling Microphone Array introduced in November 2011, enhances almost any conferencing application which demands high-quality audio. The Ceiling Microphone Array is easily installed and combines affordability with exceptional audio quality. With three wide-range microphones mounted together into a single unit array, the Ceiling Microphone Array provides the rich sound of three individual unidirectional microphones while maintaining full 360-degree coverage.

Audio Conferencing Products: Mid-Tier Premium Conferencing

In order to better meet the needs of our larger customers with smaller conferencing rooms as well as small and medium businesses, we introduced the INTERACT product line in January 2010 as a mid-tier, lower cost, conferencing product line to replace the Converge 560/590 and RAV product lines. The INTERACT product series is comprised of the INTERACT AT and the INTERACT Pro. Both systems can be easily connected to enterprise telephones, analog POTS lines, existing HD video codecs and soft video clients. These INTERACT systems also include a USB audio interface to connect to PCs, laptops and tablets, as well as to rich multimedia devices, such as video or web conferencing systems and emerging unified communication systems for enhanced collaboration. We believe this product line uniquely delivers superior enhanced audio performance at an economical price compared to other audio conference solutions available in the market today. The INTERACT Product line is designed for a wide variety of applications. Based on product configuration, these include:

• Unified Communications Clients	Avaya, Cisco, IBM, Microsft, Siemens, and others
• Internet Telephony	Google Talk, Skype, Vonage, and others
• Enterprise Telephony	Aastra, Avaya, Cisco, Mitel, and others
• VoIP Softphones	Avaya, Cisco, Mirial, and others
• Web Conferencing	IBM Workplace/SameTime, Microsoft Live Meeting, Cisco WebEx, and others
• Instant Messenger	AOL, Microsoft MSN, Yahoo, and others
• Group Video Conferencing Codecs	Cisco/Tandberg, Logitech, Polycom, Sony, and others
• Group Video Conferencing Soft Clients	Cisco/Tandberg, Logitech, Polycom, and others
• Audio Playback	DVDs, VCRs, PCs, and audio sources

INTERACT AT is designed for quick and easy installation for most room environments and is strategically positioned between our professional and traditional tabletop conferencing products in price and functionality. It is a complete, out-of-the-box solution that includes an audio mixer, 2 loudspeakers, 2 microphones, and a conference room controller device for the user that can be either wired or wireless. It is intended as an ideal system for smaller rooms in large enterprises or for small to medium businesses looking for lower cost and lower complexity, but a high quality audio conferencing solution that does not require the services and expense of a professional installation. The INTERACT AT is designed to be easy to set up as a stereo system and combines the sound quality of a professionally installed audio system with the simplicity of a traditional conference phone. The INTERACT AT replaced the RAV, which was discontinued in September 2010.

INTERACT Pro is designed for professional installation at a total lower solution cost compared to the Converge Professional series for medium sized rooms or smaller rooms with more demanding room environments. The INTERACT Pro features stereo echo cancellation signal processing for unrivaled audio intelligibility. It includes professional connectors and audio performance adjustments that allow a professional installer to configure and optimize the system. The INTERACT Pro, unlike the AT, can be extended from 8 to 16 microphone inputs by the addition of an extension unit in the series, the INTERACT 8i, for medium sized rooms. The INTERACT Pro replaced the Converge 560 and Converge 590, which were discontinued in September 2010.

The ClearOne Ceiling Microphone Array, discussed above, is also for larger customers with smaller conferencing rooms and small and medium businesses.

COLLABORATE is an all-in-one voice, video and data collaboration solution designed for organizations using unified communications or popular cloud video conferencing services delivering plug-and-play simplicity.

 | 6 |

CLEARONE COMMUNICATIONS, INC.

ITEM 1 – BUSINESS

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

MAX IP and MAXAttach IP are VoIP tabletop conference phones which are based on the industry-standard SIP signaling protocol. These phones can also be daisy-chained together, up to a total of four phones, providing outstanding room and control coverage that other VoIP conference phones on the market do not offer.

Audio Conferencing Products: Personal Conferencing Products

Our industry leading CHAT® product line of affordable and stylish personal speaker phones, using ClearOnes’s HDConference technologies, provides full-duplex and rich full bandwidth frequency response for superior audio clarity. The CHATs are designed for a wide variety of applications and devices (fixed or portable) for greatly enhanced collaboration wherever and whenever needed, including the following:

• Unified Communications Clients	Avaya, Cisco, IBM, Microsft, Siemens, and others
• Internet Telephony	Google Talk, Skype, Vonage, and others
• Enterprise Telephony	Aastra, Avaya, Cisco, Mitel, and others
• VoIP Softphones	Avaya, Cisco, Mirial, and others
• Smartphones and Cell Phones	HTC, LG, Motorola, Nokia, RIM, and others
• Web conferencing	IBM Workplace/SameTime, Microsoft Live Meeting, Cisco WebEx, and others
• Instant Messenger	AOL, Microsoft MSN, Yahoo, and others
• Desktop Video Conferencing	Cisco/Tandberg, Logitech, Polycom, Sony, and others
• Audio Playback	iPod, Quicktime, RealPlayer, Windows Media Player, and TeamSpeak, and others
• PC-Based Gaming

Our personal conferencing products have become popular with large and small enterprises and organizations alike. We have entered into partnerships with Avaya, IBM, Microsoft, Skype, and others to offer personal conferencing products uniquely suited for their enterprise systems and user applications.

CHAT 50 is a personal speakerphone, about the size of a deck of cards, that connects to PCs and Macs, laptops, tablets, enterprise handsets, smartphones, cell phones, and MP3 players for rich, clear, hands-free audio and playback. It is an affordable and portable audio peripheral for greatly enhanced personal collaboration. The CHAT 50 attracted significant press coverage and has won much recognition since its introduction, including PC Magazine’s Editors’ Choice Award in March 2006 and PC Magazine’s Best for Business Products Award for 2007.

 | 7 |

CLEARONE COMMUNICATIONS, INC.

ITEM 1 – BUSINESS

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

CHAT 70 and CHAT 170 are USB only, personal and small group speakerphones, both compatible to work with Microsoft's Lync unified communications platform and also with other unified communication applications. These products provide the same advanced audio signal processing technologies as other CHAT products. True to their plug-and-play capabilities, CHAT 70 and CHAT 170 require no driver downloads or installations and facilitate all incoming Lync Communicator calls to ring into these products. The speakerphones can also be controlled through the Lync client application.

CHATAttach 170 was introduced in December 2010 to enhance collaboration in larger offices or conference rooms where the Microsoft Lync unified communications platform is used. The CHATAttach 170 requires no driver downloads or installations for Lync. Users plug it in and all incoming calls ring into the CHATAttach 170. The balanced distribution of microphones and loudspeakers provided by the CHATAttach 170, as well as distributed access to mute and volume user controls through each pod or through the Lync client application, provide ease-of-use benefits for larger group conferencing venues using Lync.

CHAT 60 and CHAT 160 are personal and small group speakerphones that are USB only, and are both certified by Skype as optimized for use with Skype’s internet telephony platform. These products provide users of Skype with the same features and benefits as the CHAT 50 series and require no driver downloads or installations, enabling all incoming Skype calls to ring on the CHAT 60 or CHAT 160. The speakerphones can also be controlled through the Skype client application.

CHATAttach 160 was introduced in November 2010 to enhance collaboration in larger offices or conference rooms where the Skype internet telephony platform is used. The CHATAttach 160 requires no driver downloads or installations for Skype. Users plug it in and all incoming calls ring into the CHATAttach 160. The balanced distribution of microphones and loudspeakers provided by the CHATAttach 160, as well as distributed access to mute and volume user controls through each pod or through the Skype client application, provide ease-of-use benefits for larger group conferencing venues using Skype.

Multimedia Streaming and Control Products: Overview

Our Multimedia Streaming and Control Products are comprised of commercial and residential product lines. VIEW, the ClearOne brand introduced in 2010 targeted for commercial products, and NetStreams® DigiLinX, the ClearOne brand for residential products, deliver the ultimate IP A/V experience by streaming time sensitive high definition audio and video and control over TCP/IP networks. ClearOne’s products are designed for commercial and residential use to offer outstanding levels of performance, functionality, simplicity, reliability, and scalability. By combining audio and or video content, meta-data and control signals into one digital stream in harmony with industry standards, its distributed, edge of the network architecture allows the hardware and the processing power to be distributed across any existing TCP/IP network. This leverages many of the advantages of using TCP/IP over traditional analog systems and other centrally controlled IP-based systems. Other NetStreams residential brands include non-IP multimedia distribution solutions for the more economical and smaller scale multimedia residential streaming applications.

 | 8 |

CLEARONE COMMUNICATIONS, INC.

ITEM 1 – BUSINESS

Multimedia Streaming and Control Products: VIEW and DigiLinX

The ClearOne VIEW and NetStreams DigiLinX branded products are powered by ClearOne's newly patented StreamNet® technology and Perfect Pixel, a combination of ClearOne’s proprietary and advanced algorithms for audio and video packet delivery optimization and error concealment insuring reliable delivery and avoiding dropped content across the IP network with perfect delivery synchronization to all endpoints within a millisecond. These product solutions enable drastic improvements in flexibility, scalability and price to performance over traditional multimedia streaming methods to effectively harness the Power of AV over IP over existing Internet Protocol networks for the bourgeoning digital signage, and enterprise multimedia streaming markets.

Both the ClearOne VIEW and NetStreams DigilinX are easy to use and create a web where all streaming multimedia and control functions reside on one network making for a truly integrated and interactive experience. A user can activate and control a single or combination of audio sources, video sources, security systems, HVAC systems, lighting, and other room or facility monitoring functions such as paging or security access by just a single touch to its attractive touch screens. Alternatively, any PC, laptop, tablet, iPod, or other device with a built-in web browser with Flash can control the equipment connected to the system. The VIEW and DigiLinX systems have no limits on the numbers of sources, displays, or amplifiers in a project and can be used in areas from residential homes with a few rooms to large-scale commercial projects.

Multimedia content and control are carried over existing network wiring obviating the necessity to pull separate infrastructure cable for audio, video, and another cable infrastructure system for controlling the sources and displays. Converting an audio or video signal to TCP/IP preserves the digital quality of the signal across the network. Unlike analog systems, which lose quality over long distances, TCP/IP packets are decoded to retain the same digital quality as they were encoded. Whether the multimedia streaming is being sent to the next floor or across an expansive campus, it arrives just as it was sent. ClearOne’s multimedia streaming and control products also allow for decentralization of switching equipment. Each StreamNet product for each node contains the needed processing and interfaces for its functionality. The VIEW and DigiLinX graphical user interface (GUI) are dynamically generated based on the devices connected on the network and require no additional programming. The GUIs include everything needed to easily control a system and any third party equipment, saving time and money on costly user interface design and programming.

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

The latest addition of our Digital Encoder and Digital Decoder products with DVI/HDMI input and output enhances the flexibility of complete AV distribution system and makes it as easy to use as analog devices.

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

MagicBox Digital Signage Products

We make digital signage and video messaging systems with an emphasis on ease of use and flexibility with hardware and software applications.

Our Aavelin branded media players come with different hardware configurations for Digital Signage applications. Using the Composer software application with Aavelin media players, the contents can be managed, scheduled and published to one or many media players to display on screens.

 | 9 |

CLEARONE COMMUNICATIONS, INC.

ITEM 1 – BUSINESS

Our RoomRoster branded room information solution is a combination of display and data wrapped in one design. It consists of the room sign and database integration used to display room schedules and other information in real-time.

Media Carts

We complement our audio conferencing products with media carts for audio and video conferencing access and mobility. Our wide selection makes conferencing easier and more convenient. Our media carts are designed to be highly durable and functional while also providing the style and elegance required for conferencing settings.

Marketing and Sales

We primarily use a two-tier channel model through which we sell our commercial products to a worldwide network of independent audiovisual, information technology and telecommunications distributors, who then sell our products to independent systems integrators, dealers, and value-added resellers, who in turn work directly with the end-users of our products for product fulfillment and installation if needed. Our products are also specified and recommended by professional audio-video consultants. We also sell our commercial products directly to certain dealers, systems integrators, value-added resellers, and end-users. We sell our residential products through a global network of residential electronics dealers, system integrators, and other value-added resellers.

During the year ended December 31, 2011, approximately $29.2 million, or 63 percent, of our total product sales were generated in the United States and product sales of approximately $16.8 million, or 37 percent, were generated outside the United States. Revenue from product sales to customers outside of the United States accounted for approximately 37 percent of our total product sales for the year ended December 31, 2010. We sell directly to our distributors, resellers and end users in approximately 62 countries worldwide. We anticipate that the portion of our total product revenue from international sales will continue to be a significant portion of our total revenue as we further enhance our focus on developing new products, establishing new channel partners, strengthening our presence in key growth areas, complying with regional environmental regulatory standards, and improving product localization with country-specific product documentation and marketing materials.

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

Independent Integrators, Dealers, and Resellers

Our direct distributors and resellers sell our commercial products worldwide to hundreds of independent system integrators, telephony value-added resellers, IT value-added resellers, and PC dealers on a non-exclusive basis. While dealers, resellers, and system integrators all sell our products directly to the end-users, system integrators typically add significant value to each sale by combining our products with products from other manufacturers as part of an integrated system solution. Commercial dealers and value-added resellers usually purchase our products from distributors and may bundle our products with products from other manufacturers for resale to the end-user. Our residential dealers, system integrators, and other value-added resellers work in a similar fashion to our commercial dealers as they sell our products to end-users. We maintain close working relationships with our reseller partners and offer them education and training on all of our products.

 | 10 |

CLEARONE COMMUNICATIONS, INC.

ITEM 1 – BUSINESS

Marketing

Much of our marketing effort is conducted in conjunction with our channel partners who provide leverage for us in reaching existing and prospective customers worldwide. We also regularly attend industry forums and exhibit our products at multiple regional and international trade shows, often with our channel partners. These trade shows provide exposure for our brand and products to a wide audience. We also market our NetStreams branded residential products on our website www.netstreams.com, our MagicBox branded digital signage products on our website www.magicboxinc.com, and ClearOne branded commercial products on our website www.clearone.com. We also conduct public relations initiatives to get press coverage and product reviews in industry and non-industry publications alike.

Customers

We do not get any reports from our distributors and resellers to identify our end-users. Hence we do not know whether any end-user accounted for more than 10 percent of our total revenue during any of the periods reported in this Annual Report. However, revenues included sales to two distributors, Starin Marketing and VSO Marketing, that represented approximately 30% of consolidated revenue during the year ended December 31, 2011, with each of these distributors accounting for more than 10 percent of the consolidated revenue during that period. During the year ended December 31, 2010, revenues included sales to two distributors, namely NewComm Distributing and Starin Marketing, that represented 32.5% of the consolidated revenue, with each of these distributors accounting for more than 10 percent of the consolidated revenue during that period. As discussed above, these distributors facilitate product sales to a large number of independent systems integrators, dealers, and value-added resellers, and subsequently to their end-users. The loss of one or more distributors could reduce revenue and have a material adverse effect on our business and results of operations. As of December 31, 2011, our shipped orders on which we had not recognized revenue were $3.4 million and our backlog of unshipped orders was approximately $490,000.

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

We believe the principal factors driving sales are the following:

•

Quality, features and functionality, and ease of use of the products;

•

Broad and deep global channel partnerships;

•

Significant established history of successful worldwide installations for diverse vertical markets;

•

Brand name recognition and acceptance;

•

Quality of customer and partner sales and technical support services; and

•

Effective sales and marketing.

In the professional audio conferencing systems and sound reinforcement markets, our main competitors include Biamp Systems, Harman International, Lectrosonics, Peavey, Polycom, and Shure and their original equipment manufacturing (OEM) partners, with several other companies potentially poised to enter the market. We occupy the number one position in the global professional audio conferencing market with nearly 50% of the global market share. We have uniquely contributed to the professional conferencing market with three generations of products: the introduction of the Audio Perfect (“AP”) product line a number of years ago, followed by the XAP product line and subsequently the Converge Pro product line. We believe we continue to have a strong reputation with the system integrators and audio visual consultants.

 | 11 |

CLEARONE COMMUNICATIONS, INC.

ITEM 1 – BUSINESS

In the traditional tabletop conferencing market, we face significant competition from Konftel (now part of Avaya), LifeSize (now part of Logitech), Panasonic and Polycom, and especially from their OEM partnerships. A significant portion of the tabletop market is covered by sales through OEM partnerships. While we believe MAX products have unique features like the ability to attach or daisy chain multiple phones together and have superior quality as a result of our proprietary digital signal processing technologies, our limited OEM partnerships and pricing pressures from higher volume competitors limit our ability to expand our existing share of this market.

Our primary competitors in the personal conferencing market are GN Netcom, Phoenix Audio, Plantronics, Polycom, Yamaha and their OEM partners. We believe that our CHAT product line offers unique advantages as a result of their superior audio performance and their ability to connect to multiple devices for a variety of applications.

Our networked multimedia streaming and control products face intense competition from a few well-established corporations of diversified capabilities and strengths. In the commercial streaming multimedia and control market, our main competitors include AMX, BiAmp, Crestron, Extron, Haivision. In the residential streaming multimedia and control market, our main competitors include AMX, Crestron, ELAN, and Russound. We believe that our pioneering and patented StreamNet technology delivers superior audio and video streaming performance and flexibility and provides us with a competitive edge over other industry players.

In digital signage, our primary competitors include Scala, Tightrope and Visix.

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

Sources and Availability of Raw Materials

We manufacture our products through electronics manufacturing services ("EMS") providers, who are generally responsible for sourcing and procuring required raw materials and components. Most of the components that our EMS providers require for manufacturing our products are readily available from a number of sources.

We continually work with our EMS providers to seek alternative sources for all our components and raw materials requirements to ensure higher quality and better pricing. Most of our EMS providers and their vendors are qualified by Corporate Quality Assurance. We work with our EMS providers to ensure that raw materials and components conform to our specifications.

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

 | 12 |

CLEARONE COMMUNICATIONS, INC.

ITEM 1 – BUSINESS

Research and Product Development

We are committed to research and product development and view our continued investment in research and product development as a key ingredient to our long-term business success. Our research and product development expenditures were approximately $7.1 million during the year ended December 31, 2011 and $7.7 million during the year ended December 31, 2010.

Our core competencies in research and product development include (a) many audio technologies, including acoustic echo cancellation, noise cancellation and other advanced adaptive digital signal processing technologies, and (b) networking and multimedia streaming technologies. We also have expertise in wireless technologies, VoIP, software and network application, and digital signage system development. We believe that continued investment in our core technological competencies is vital to developing new products and to enhancing existing products.

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

Employees

As of December 31, 2011, we had 139 full-time employees. Of these employees, 86 were located in our Salt Lake City office, 49 in other U.S. locations, two in the United Kingdom and two in Asia. None of our employees is subject to a collective bargaining agreement and we believe our relationship with our employees is good. We also hire contractors with specific skill sets to meet our operational needs.

 | 13 |

CLEARONE COMMUNICATIONS, INC.

ITEM 1A – RISK FACTORS

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

Risks Relating to Our Business

We face intense competition in all markets for our products and services and our operating results will be adversely affected if we cannot compete effectively against other companies.

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

 | 14 |

CLEARONE COMMUNICATIONS, INC.

ITEM 1A – RISK FACTORS

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

We have in the past experienced, and may again experience, technical difficulties and delays with the development and introduction of new products. Many of the products we develop contain sophisticated and complicated circuitry, software and components and utilize manufacturing techniques involving new technologies. Potential difficulties in the development process that could be experienced by us include difficulty in the following : (a) meeting required specifications and regulatory standards; (b) hiring and keeping a sufficient number of skilled developers; (c) meeting market expectations for performance; (d) obtaining prototype products at anticipated cost levels; (e) having the ability to identify problems or product defects in the development cycle; and (f) achieving necessary manufacturing efficiencies.

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

We defer recognition of revenue from product sales to distributors until the return privilege has expired, which approximates when product is sold-through to customers of our distributors. At each quarter-end, we evaluate the inventory in the channel through information provided by our distributors. We use this information to determine the amount of inventory in the channel, and the appropriate revenue and cost of goods sold associated with those channel products. We cannot guarantee that the third party data as reported will be accurate. We periodically audit a limited number of distributors.

We depend on an outsourced manufacturing strategy, and any disruption in their services could negatively impact our product availability and revenues.

We outsource the manufacturing of all of our products to electronics manufacturing services ("EMS") providers located in both the U.S. and Asia. If any of these EMS providers experiences difficulties in obtaining sufficient supplies of components, component prices significantly exceeding anticipated costs, an interruption in their operations, or otherwise suffers capacity constraints, we would experience a delay in shipping these products, which would have a negative impact on our revenue. Should there be any disruption in services due to natural disaster, such as the natural disaster in Japan in 2011, economic or political difficulties, transportation restrictions, acts of terror, quarantines or other restrictions associated with infectious diseases, or other similar events, or any other reason, such disruption would have a material adverse effect on our business. Operating in the international outsourcing environment exposes us to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, and potentially adverse tax consequences, which could materially affect our results of operations. Currently, we have no second source of manufacturing for a portion of our products.

 | 15 |

CLEARONE COMMUNICATIONS, INC.

ITEM 1A – RISK FACTORS

Switching from one EMS provider to another is an expensive, difficult and a time consuming process, with serious risks to our ability to successfully transfer our manufacturing operations. Our operations and consequently our revenues and profitability would be materially adversely affected if we are forced to switch from any of our EMS providers due to any of a number of factors, including financial difficulties faced by the manufacturer, disagreements in pricing negotiations between us and the manufacturer and organizational changes in the manufacturer.

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

Global economic conditions have adversely affected our business in the past and could adversely affect our revenues and harm our business in the future.

Adverse economic conditions worldwide have contributed to slowdowns in the communications industry and have caused a negative impact on the specific segments and markets in which we operate. Adverse changes in general global economic conditions can result in reductions in capital expenditures by end-user customers for our products, longer sales cycles, the deferral or delay of purchase commitments for our products and increased competition. These factors have adversely impacted our operating results in prior periods and could also impact us again in the future. Global economic concerns, such as the varying pace of global economic recovery, the recent sovereign debt crisis in Europe, domestic debt and budget issues, the possibility of a slowdown in China’s economic growth and international currency fluctuations, may continue to create uncertainty and unpredictability in the global and national economy. A global economic downturn would negatively impact technology spending for our products and services and could materially adversely affect our business, operating results and financial condition. Further, global economic conditions may result in a tightening in the credit markets, low liquidity levels in many financial markets, decrease in customer demand and ability to pay obligations, and extreme volatility in credit, equity, foreign currency and fixed income markets.

These adverse economic conditions can negatively impact our business, particularly our revenue potential, losses on investments and the collectability of our accounts receivable, by causing the inability of our customers to obtain credit to finance purchases of our products and services, customer or partner insolvencies or bankruptcies, decreased customer confidence to make purchasing decisions resulting in delays in their purchasing decisions, decreased customer demand or demand for lower-end products, and decreased customer ability to pay their obligations when they become due to us.

We are a smaller company than some of our competitors and may be more susceptible to market fluctuations, other adverse events, increased costs and less favorable purchasing terms.

Since we are a smaller company, there is a risk that we may be more susceptible to market fluctuations and other adverse events. In particular, we may be more susceptible to reductions in government and corporate spending from our government and enterprise customers.  We may also experience increased costs and less favorable terms from our suppliers than some of our larger competitors who may have greater leverage in their purchasing spend. All of these outcomes may result in our products being more costly to manufacture and less competitive.  Any such unfavorable market fluctuations, reductions in customer spending or increased manufacturing costs could have a negative impact on our business and results of operations.

Difficulties in integrating past or potential future acquisitions could adversely affect our business.

We acquired NetStreams, a pioneer in digital media networks based on Internet Protocol (TCP/IP), in November 2009 and MagicBox, a leading provider of digital signage services, in September 2011. In addition, we acquired substantially all of the assets of VCON Video Conferencing, Ltd, a high-performance, end-to-end, software video conferencing solutions company in Israel, in February 2012.The efficient and effective integration of these businesses into our organization is important to our growth. Any acquisition involves numerous risks, including difficulties in integrating the operations, technologies and products of the acquired companies, the diversion of our management's attention from other business concerns, and the potential loss of key customers or employees of an acquired company. Failure to achieve the anticipated benefits of this and any future acquisitions or to successfully integrate the operations of this or any other companies we acquire, could also harm our business, results of operations and cash flows. Additionally, we cannot assure you that we will not incur material charges in future periods to reflect additional costs associated with acquisitions or any future acquisitions we may make.

 | 16 |

CLEARONE COMMUNICATIONS, INC.

ITEM 1A – RISK FACTORS

Conditions in Israel and the Middle East may affect the operations of our new subsidiary in Israel.

We have recently formed a subsidiary located in Israel in connection with the acquisition of the assets of VCON Video Conferencing, Ltd.. Accordingly, political, economic, security and military conditions in the Middle East in general, and in Israel in particular, directly affect our Israeli subsidiary’s operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel.  Despite negotiations to effect peace between Israel and its Arab neighbors, the future of these peace efforts is uncertain.

In early 2011, riots and popular uprisings in various countries in the Middle East have led to severe political instability in those countries. This instability may lead to deterioration of the political and trade relationships that exist between the State of Israel and these countries. In addition, this instability may affect the economy in the Middle East as well as the global economy and marketplace. Any armed conflicts or political instability in the region, including acts of terrorism or any other hostilities involving or threatening Israel, would likely negatively affect business conditions and could make it more difficult for us to conduct our operations in Israel, which could increase our costs and adversely affect our financial results.

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

We currently rely primarily on a combination of trade secrets, copyrights, trademarks, patents, patents pending, and nondisclosure agreements to establish and protect our proprietary rights in our products. No assurances can be given that others will not independently develop technologies similar to ours, or duplicate or design around aspects of our technology. In addition, we cannot assure that any patent or registered trademark owned by us will not be invalidated, circumvented or challenged, or that the rights granted thereunder will provide competitive advantages to us. Costly litigation may be necessary to enforce our intellectual property rights. We believe our products and other proprietary rights do not infringe upon any proprietary rights of third parties; however, we cannot ensure that third parties will not assert infringement claims in the future. Our industry is characterized by vigorous protection of intellectual property rights. Such claims and the resulting litigation are expensive and could divert our attention, regardless of the merit of such claims. In the event of a successful claim, we might be required to license third-party technology or redesign our products, which may not be possible or economically feasible.

We currently hold only a limited number of patents. To the extent that we have patentable technology for which we have not filed patent applications, others may be able to use such technology or even gain priority over us by patenting such technology themselves. With respect to any patent application we have filed, we cannot ensure that a patent will be awarded.

 | 17 |

CLEARONE COMMUNICATIONS, INC.

ITEM 1A – RISK FACTORS

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

•

unique or more onerous environmental regulations;

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

 | 18 |

CLEARONE COMMUNICATIONS, INC.

ITEM 1A – RISK FACTORS

Interruptions to our business could adversely affect our operations.

As with any company, our operations are at risk of being interrupted by earthquake, fire, flood, and other natural and human-caused disasters, including disease and terrorist attacks. Our operations are also at risk of power loss, telecommunications failure, human error, physical or electronic security breaches and computer viruses (which could leave us vulnerable to the loss of confidential proprietary information as well as disruption of our business activities) and other infrastructure and technology based problems. To help guard against such risks, we carry business interruption loss insurance to help compensate us for losses that may occur, but we cannot assure that such coverage would protect us from all such possible losses.

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

As of December 31, 2011, we had outstanding options to acquire approximately 1.2 million shares of our common stock at a weighted average exercise price of $4.50 per share. An additional 501,000 shares remain available for grant under our 2007 Equity Incentive Plan. During the terms of these options, the holders thereof will have the opportunity to profit from an increase in the market price of the common stock. The existence of these options may adversely affect the terms on which we can obtain additional financing, and the holders of these options can be expected to exercise such options at a time when we, in all likelihood, would be able to obtain additional capital by offering shares of our common stock on terms more favorable to us than those provided by the exercise of these options.

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

 | 19 |

CLEARONE COMMUNICATIONS, INC.

ITEM 1A – RISK FACTORS

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

 | 20 |

CLEARONE COMMUNICATIONS, INC.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We currently occupy a 31,279 square-foot facility in Salt Lake City, Utah under the terms of an operating lease expiring in May 2016 which supports our principal administrative, sales, marketing, customer support, and research and product development facility.

We occupy a 40,000 square-foot warehouse in Salt Lake City under the terms of an operating lease expiring in December 2017 which serves as our primary inventory fulfillment and repair center. Our earlier lease for the 23,712 square-foot warehouse in Salt Lake City terminated in January 2012.

We also lease approximately 5,600 square-feet of warehouse space in Hong Kong under an operating lease which expires in February 2014 to support our partners and customers located in the Asia-Pacific region. Our earlier leases for smaller Hong Kong warehouses totaling 3,700 square-feet expired in February 2012.

We also occupy a 9,400 square-foot facility in Austin, Texas under the terms of an operating lease expiring in May 2012, which serves as an additional facility to support our administrative, sales, marketing, customer support, and research and development activities.

In addition to the above, we also occupy a 2,264 square-foot office space in Corvallis, Oregon under a month-to-month operating lease to support our digital signage business operations and research and development facilities.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

 | 21 |

CLEARONE COMMUNICATIONS, INC.

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

	Year ended December 31,
	2011		2010
	High	Low	High	Low
Q1 - Jan 1 to Mar 31	$7.49	$3.75	$3.33	$2.90
Q2 - April 1 to Jun 30	9.20	5.91	3.25	2.96
Q3 - July 1 to Sep 30	7.73	4.90	4.00	2.97
Q4 - Oct 1 to Dec 31	5.51	3.95	4.10	3.11

On March 28, 2012, the closing price for our common stock as reported on the Nasdaq Capital Market was $4.468.

Shareholders

As of March 28, 2012, there were 9,098,152 shares of our common stock issued and outstanding and held by approximately 429 shareholders of record. This number includes each broker dealer and clearing corporation that holds shares for customers as a single shareholder.

Dividends

We have not paid a cash dividend on our common stock and do not anticipate doing so in the foreseeable future. We intend to retain earnings to fund future working capital requirements, infrastructure needs, growth, product development, and our stock repurchase program.

Securities Authorized for Issuance under Equity Compensation Plans

We currently have two equity compensation plans, our 1998 Stock Option Plan (the “1998 Plan”) and our 2007 Equity Incentive Plan (the “2007 Plan”). See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for additional information for securities authorized for issuance under our equity compensation plans.

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the years ended December 31, 2011 and 2010.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

 | 22 |

CLEARONE COMMUNICATIONS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Throughout this discussion, we compare results of operations for the year ended December 31, 2011 ("2011") to the year ended December 31, 2010 (“2010” or "the comparable period").

Despite the uncertainty with the European markets in the second half of 2011, overall global economic conditions remained stable during 2011, contributing to our strong financial performance in 2011.

On September 6, 2011, we acquired substantially all the assets of MagicBox, Inc. an Oregon based company engaged in digital signage business. Under the terms of the asset purchase agreement, we paid $980,000 in cash for the assets of MagicBox, which included working capital of approximately $206,000. MagicBox’s content management and control technology, along with its industry-leading database integration software complements ClearOne's StreamNet systems. The combined expertise of the two companies brings to the market the only complete end-to-end digital signage content management and IP streaming solution.

Revenue and profitability of almost all product lines in our conferencing and collaboration portfolio of products improved during the year ended December 31, 2011. We experienced appreciable  improvements in revenues from professional, personal and premium conferencing products. The revenue from NetStreams products remained flat, while revenue from traditional tabletop conferencing suffered. We also benefitted from additional revenue from MagicBox products during 2011. Both revenue and gross profit increased by 12% during 2011 over the comparable period. Net Income increased to $6.9 million from $2.4 million in 2011. Net income in 2011 benefited by a credit for $3.7 million in proceeds from litigation related to the theft of our intellectual property. On the other hand, net income in 2010 declined due to a legal accrual of $2.2 million related to our litigation involving the indemnification of our former officers.

We derive a major portion (approximately 66%) of our revenue from North America. Our share of revenue from foreign markets outside North America has been stable over the last two years.

The conferencing products market is characterized by intense competition and rapidly evolving technology. Our competitors vary within each product category. The professionally installed product side of our business continues to perform at a high level and the personal product side is also growing along with our premium products category. However, we face significant competition in the tabletop category due to the dominant presence of a major competitor. We intend to increase our market presence through the introduction of new products to take advantage of the increasing adoption of unified communications in the marketplace. We expect the recent introduction of HDMI compatible digital encoders and decoders will strengthen our portfolio of networked multimedia streaming products. We also expect that a successful integration of MagicBox technology with NetStreams technology will significantly strengthen our competitive position as a comprehensive solutions provider.

The immediate outlook for our business is encouraging as we see continued stability in the economic conditions affecting our business. Even though our recent acquisitions will increase our operating costs, we will continue to exercise fiscal discipline and balance the need to invest in the growth of our product offerings’ future against the need to maintain the profitability of the company.

 | 23 |

CLEARONE COMMUNICATIONS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCUSSION OF RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2011 COMPARED TO YEAR ENDED DECEMBER 31, 2010

The following table sets forth certain items from our consolidated statements of operations for the years ended December 31, 2011 and 2010, together with the percentage of total revenue which each item represents.

	Year ended December 31,				Variance
	2011		2010		Favorable (Unfavorable)
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Revenue	$ 46,067	100.0%	$ 41,284	100.0%	$ 4,783	11.6%
Cost of goods sold	18,522	40.2%	16,643	40.3%	(1,879)	-11.3%
Gross profit	27,545	59.8%	24,641	59.7%	2,904	11.8%
Sales and marketing	8,120	17.6%	8,685	21.0%	565	6.5%
Research and product development	7,128	15.5%	7,739	18.7%	611	7.9%
General and administrative	5,427	11.8%	6,420	15.6%	993	15.5%
Proceeds from litigation	(3,702)	-8.0%	-	-	3,702	†
Operating income	10,572	22.9%	1,797	4.4%	8,775	488.3%
Other income (expense), net	24	0.1%	(104)	-0.2%	128	†
Income before income taxes	10,596	23.0%	1,693	4.1%	8,903	525.9%
(Provision) benefit for income taxes	(3,667)	-8.0%	681	1.6%	(4,348)	-638.5%
Net income	$ 6,929	15.0%	$ 2,374	5.8%	$ 4,555	191.9%

_____________________

† Not meaningful

Revenue

Our revenue was $46.1 million for the year ended December 31, 2011 compared to $41.3 million for the comparable period. Revenue during 2011 increased by approximately $4.8 million, or 12%, from the comparable period. The increase in revenue was primarily the result of increases in sales volume in our professional, personal and premium product categories. Revenue from professional, personal and premium products increased in 2011 by 10%, 19% and 35% respectively. Additional revenue in 2011 from MagicBox products was approximately $353,000. These increases in revenue were partially offset by an 8% decrease in revenue from tabletop conferencing products. Revenue from NetStreams products remained flat. The share of professional products in our revenue mix stayed the same in both periods at 60%. The share of personal and premium products in the revenue mix increased from 22% in 2010 to 25% in 2011.

We evaluate, at each quarter-end, the inventory in the distribution channel through information provided by certain of our distributors. The level of inventory in the channel will fluctuate up or down each quarter based upon our distributors’ individual operations. Accordingly, each quarter-end revenue deferral is calculated and recorded based upon the underlying channel inventory at quarter-end. During 2011 and 2010, the change in deferred revenue based on the movement of inventory in the channel was a recognition of revenue of $902,000 and $401,000, respectively.

Cost of Goods Sold and Gross Profit

Cost of goods sold (“COGS”) includes expenses associated with finished goods purchased from outsourced manufacturers, the manufacture of our products (including material and direct labor), our manufacturing and operations organization, property and equipment depreciation, warranty expense, freight expense, royalty payments, and the allocation of overhead expenses.

 | 24 |

CLEARONE COMMUNICATIONS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our gross profit during 2011 was approximately $27.5 million compared to approximately $24.6 million in the comparable period, an increase of 12%. This increase in gross profit is in line with the similar increase in revenue. Gross profit margins (“GPM”), or gross profit as a percentage of sales, were uniformly 60% in both 2011 and 2010.

Our profitability in the near-term continues to depend significantly on our revenues from professional conferencing products. We hold considerable amounts of long-term inventory and if we are unable to sell our long-term inventory, profitability might be affected by inventory write-offs and price mark-downs.

Operating Expenses and Profits (Losses)

Operating profits (losses), or income from operations, is the surplus after operating expenses are deducted from gross profits. Operating expenses include sales and marketing (“S&M”) expenses, research and product development (“R&D”) expenses and general and administrative (“G&A”) expenses. Total operating expenses were approximately $17.0 million in 2011 compared to approximately $22.8 million during the comparable period. Following is a more detailed discussion of expenses related to sales and marketing, research and product development, general and administrative, and other items.

Sales and Marketing. S&M expenses include selling, customer service, and marketing expenses such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses. Total S&M expenses were approximately $8.1 million in 2011 compared with approximately $8.7 million in 2010. As a percentage of revenue, S&M expenses were 17.6% in 2011 compared with 21.0% in 2010. The decrease in S&M expenses in 2011 was approximately $565,000, or 7%, from 2010 as a result of decreases in employee-related costs including commissions to sales personnel, and marketing  and advertising expenses partially offset by increased commissions to independent sales representatives.

Research and Product Development. R&D expenses include research and development, product line management, engineering services, and test and application expenses, including employee-related costs, outside services, expensed materials, depreciation, and an allocation of overhead expenses. Total R&D expenses were approximately $7.1 million in 2011 compared to approximately $7.7 million during the comparable period. As a percentage of revenue, R&D expenses were 15.5% in 2011 compared to 18.7% in 2010. The decrease in R&D expenses was primarily due to a reduction in the facilities and information technology-related costs allocated to R&D and also due to a decrease in the expenditures on R&D projects.

General and Administrative. G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs and corporate administrative costs, including finance and human resources. Total G&A expenses were approximately $5.4 million in 2011 compared with approximately $6.4 million in 2010. G&A expenses in 2010 included an accrual of $2.2 million of legal expenses in connection with the indemnification of a former ClearOne officer. If the $2.2 million accrual of legal expenses in 2010, as explained above, were excluded from our GAAP calculation, G&A expenses in 2011 and in 2010 would be $5.4 million and $4.2 million, respectively. The increase in these "adjusted" G&A expenses was primarily due to an increase in employee related expenses, executive bonus, bad debts, bank charges, legal expenses related to acquisition and other acquisition and integration expenses. Management believes that excluding the accrual of legal expenses from GAAP results of G&A expenses in 2010 will provide investors with useful information to help them evaluate our operating results and objectives, and management does not believe that the excluded items are reflective of underlying performance.

Proceeds from litigation. We recognized income of approximately $3.7 million received from one of our competitors upon our successful litigation in the matter related to the theft of our intellectual property. (See section titled "Theft of our Intellectual Property and Related Cases” under Note 8 - Commitments and Contingencies to our Consolidated Financial Statements)

(Provision) Benefit from income taxes

The tax expense of $3.7 million during 2011 was primarily the result of tax on current year income.  This compared to a tax benefit of $681,000 during the comparable period. The tax benefit for the comparable period was primarily the result of a decrease in our unrecognized tax benefits liability due to the reversal of the liability related to the settlement with taxing authorities.

 | 25 |

CLEARONE COMMUNICATIONS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

As of December 31, 2011, our cash and cash equivalents were approximately $16.7 million compared to $11.4 million as of December 31, 2010. Our working capital was $32.7 million and $22.8 million as of December 31, 2011 and December 31, 2010, respectively.

Net cash flows provided by operating activities were approximately $5.8 million during 2011, an increase of approximately $1.4 million, compared to $4.4 million in 2010. The increase was primarily due to higher net income, higher collections from accounts receivable and an increase in deferred income taxes. These increases in cash inflows were partially offset by   increased outflows on inventory, accrued expenses and prepaid expenses.

Net cash flows used in investing activities were $1.4 million during 2011 compared to net cash flows used in investing activities of $449,000 during 2010. During 2011, the cash outflows on investing activities consisted of the acquisition of MagicBox business for $980,000 (Please refer to Note 3 - Business Combinations, Goodwill and Intangible Assets in the Notes to Consolidated Financial Statements (Part II, Item 8) and the purchase of property, plant and equipment. During 2010, the cash flows on investing activities consisted of the receipt of $350,000 of escrow money related to NetStreams acquisition and the purchases of property, plant and equipment totaling $799,000.

Net cash provided by financing activities in 2011 consisted of proceeds from the issuance of common stock upon the exercise of stock options totaling $747,000  and associated tax benefits totaling $66,000. Net cash used in financing activities during 2010 totaled $2.0 million representing repayment of debt assumed in the acquisition of NetStreams.

During 2011, a total of $1.7 million was paid towards income taxes while we received net refunds of approximately $221,000 in income taxes during 2010.

We believe that future income from operations and effective management of working capital will provide the liquidity needed to meet our short-term and long-term operating requirements and finance our growth plans. We also believe that our strong financial position and sound business structure will enable us raise additional capital when needed to meet our short and long-term financing needs. In addition to capital expenditures, we may use cash in the near future for selective infusions of technological, marketing or product manufacturing rights to broaden our product offerings, as well as acquisitions that may strategically fit our business and are accretive to our performance.

At December 31, 2011, we had open purchase orders related to our electronics manufacturing service providers and other contractual obligations of approximately $4.6 million, primarily related to inventory purchases.

At December 31, 2011, we had inventory totaling $14.5 million out of which non-current inventory accounted for $1.9 million. This compares to total inventories of $11.4 million and non-current inventory of $2.6 million as of December 31, 2010. As our business prospects continue to improve, we expect to continue to reduce our non-current inventory and convert it into cash.

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

 | 26 |

CLEARONE COMMUNICATIONS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

.

Revenue from product sales to distributors is not recognized until the return privilege has expired or it can be determined with reasonable certainty that the return privilege has expired, which approximates when the product is sold-through to customers of our distributors (dealers, system integrators, value-added resellers, and end-users), rather than when the product is initially shipped to a distributor. At each quarter-end, we evaluate the inventory in the distribution channel through information provided by our distributors. The level of inventory in the channel will fluctuate up or down each quarter based upon our distributors’ individual operations. Accordingly, each quarter-end deferral of revenue and associated cost of goods sold are calculated and recorded based upon the actual channel inventory reported at quarter-end. Further, with respect to distributors and other channel partners not reporting the channel inventory, the revenue and associated cost of goods sold are deferred until we receive payment for the product sales made to such distributors or channel partners.

The accuracy of the deferred revenue and costs depend to a large extent on the accuracy of the inventory reports provided by our distributors and other resellers and any material error in those reports would affect our revenue deferral. However, we believe that the controls we have in place, including periodic physical inventory verifications and analytical reviews, would help us identify and prevent any material errors in such reports.

The amount of deferred cost of goods sold was included in consigned inventory. The following table details the amount of deferred revenue, cost of goods sold, and gross profit:

	As of December 31,
	2011	2010
Deferred Revenue	$ 3,404	$ 4,306
Deferred Cost of Goods Sold	1,199	1,742
Deferred Gross Profit	$ 2,205	$ 2,564

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

 | 27 |

CLEARONE COMMUNICATIONS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Impairment of Goodwill and Intangible Assets

We allocated the purchase price for the acquisition of NetStreams, Inc. on the basis of well-established valuation techniques performed by qualified experts. Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We perform impairment tests of goodwill and intangible assets with indefinite useful lives on an annual basis in the fourth fiscal quarter, or sooner if a triggering event occurs suggesting possible impairment of the values of these assets. In association with the acquisition of NetStreams, $726,000 and $400,000 have been recorded as goodwill and intangible assets with indefinite useful life, respectively. With respect to the MagicBox acquisition, $427,000 and $159,000 have been recorded as goodwill and intangible assets with indefinite useful life, respectively. In response to changes in industry, technology and competitive circumstances, we might be required to exit or dispose of the assets acquired through the NetStreams or MagicBox acquisitions, which could result in an impairment of goodwill and intangible assets.

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

To the extent we establish a valuation allowance in a period we must include and expense the allowance within the tax provision in the consolidated statement of operations. In accordance with ASC Topic 740, Accounting for Income Taxes, we analyzed our valuation allowance at December 31, 2011 and determined that based upon available evidence it is more likely than not that certain of our deferred tax assets related to capital loss carryovers and state research and development credits will not be realized and accordingly we have recorded a valuation allowance against these deferred tax assets in the amount of $1,065,000.  Please refer to Note 11 - Income Taxes in the Notes to Consolidated Financial Statements for additional information.

Lower-of-Cost or Market Adjustments and Reserves for Excess and Obsolete Inventory

We account for our inventory on a first-in, first-out basis, and make appropriate adjustments on a quarterly basis to write-down the value of inventory to the lower-of-cost or market. In addition to the price of the product purchased, the cost of inventory includes our internal manufacturing costs, including warehousing, material purchasing, quality and product planning expenses.

We perform a quarterly analysis of obsolete and slow-moving inventory to determine if any inventory needs to be written down. In general, we write-down our excess and obsolete inventory by an amount that is equal to the difference between the

 | 28 |

CLEARONE COMMUNICATIONS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

cost of the inventory and its estimated market value if market value is less than cost, based upon assumptions about future product life-cycles, product demand, shelf life of the product, inter-changeability of the product and market conditions. Those items that are found to have a supply in excess of our estimated current demand are considered to be slow-moving or obsolete and classified as long-term. An appropriate reserve is made to write-down the value of that inventory to its expected realizable value. These charges are recorded in cost of goods sold. The reserve against slow-moving or obsolete inventory is increased or reduced based on several factors which, among other things, require us to make an estimate of a product’s life-cycle, potential demand and our ability to sell these products at estimated price levels. While we make considerable efforts to calculate reasonable estimates of these variables, actual results may vary. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of changing technology and customer requirements, we could be required to increase our inventory allowances, and our gross profit could be adversely affected.

Share-Based Payments

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

 | 29 |

CLEARONE COMMUNICATIONS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

After evaluating the recent accounting pronouncements through the date of this filing, the Company has concluded that application of these pronouncements will have no material impact on the Company’s financial results.

 | 30 |

CLEARONE COMMUNICATIONS, INC.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this Form 10-K beginning on Page F-1 and is incorporated in this Item 8 by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the required time periods and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. As required by Rule 13a-15 under the Exchange Act, we have completed an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Principal Financial Officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of December 31, 2011. Based upon this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures are effective at a reasonable assurance level.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, management concluded that the design and operation of our internal control over financial reporting are effective as of December 31, 2011.

 | 31 |

CLEARONE COMMUNICATIONS, INC.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

 | 32 |

CLEARONE COMMUNICATIONS, INC.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table set forth certain information regarding our directors and executive officers..

Name	Age	Position	Director or Officer Since
Zeynep “Zee” Hakimoglu	58	Chairman, Chief Executive Officer, and President(4)	See Note 4
Brad R. Baldwin	55	Director (1)(2)(3)	1988
Larry R. Hendricks	68	Director (1)(2)(3)	2003
Scott M. Huntsman	46	Director (1)(2)(3)	2003
E. Bryan Bagley	47	Director	2009
Narsi Narayanan	41	Vice President of Finance and Corporate Secretary	2009
Michael E. Braithwaite	44	Chief Strategy Officer	2009

_______________________

(1)

Member of the Audit and Compliance Committee

(2)

Member of the Compensation Committee

(3)

Member of the Nominating Committee

(4)

Has been an Officer since July 2004. Became a Director in April 2006 and was appointed Chairman of the Board in July 2007.

Zee Hakimoglu has served as a director of our company since April 2006.  Ms. Hakimoglu joined our company in December 2003 with more than 15 years of executive and senior-level, high-tech management experience and was appointed as President and Chief Executive Officer in July 2004 and Chairman of the Board in July 2007.  She served in a variety of executive business development, product marketing, and engineering roles including Vice President of Product Line Management for ClearOne from December 2003 to July 2004.  Prior to joining ClearOne, Ms. Hakimoglu served as Vice President of Product Line Management for Oplink Communications, a publicly traded developer of fiber optic subsystems and components from December 2001 to December 2002; President of OZ Optics USA, a manufacturer of fiber optic test equipment and components from August 2000 to November 2001; and various management positions including Vice President of Wireless Engineering and Vice President of the Wireless Business Unit for Aydin Corp., a telecommunications equipment company, formerly traded on the New York Stock Exchange from May 1982 until it was acquired in September 1996.  She also was Vice President of Business Development for Kaifa Technology from October 1998 to August 2000 and was instrumental in its acquisition by E-Tek Dynamics, then again acquired by JDS Uniphase.  Through these acquisitions, she held the role of Deputy General Manager of the Kaifa Technology business unit.  Ms. Hakimoglu earned a Bachelor of Science Degree in Physics from California State College, Sonoma, and a Master’s Degree in Physics from Drexel University.  In light of Ms. Hakimoglu’s rich experience in the high-tech industry and her unique and extensive understanding of ClearOne’s business, our Board has concluded that Ms. Hakimoglu should continue to serve as a director.

Brad R. Baldwin has served as a director of our company since October 1988.  Mr. Baldwin is an attorney licensed to practice in Utah.  Since April 2009, Mr. Baldwin has served as general counsel to the Wasatch Front Regional Multiple Listing Service (“WFRMLS “).  The WFRMLS currently assists over 12,000 brokers, agents and appraisers with their MLS needs and services.  From April 2001 to April 2009, he served as an attorney and investment real estate specialist with the commercial real estate business with Commerce CRG in Salt Lake City, Utah.  From 1988 to 2000, he served as legal counsel and president of Bank One, Utah.  He also practiced business, corporate and real estate law for ten years in Salt Lake City.  He has a degree in finance from the University of Utah and a law degree from the University of Washington.  He has served on the board of many community organizations, including the Salt Lake Area Chamber of Commerce, the Utah Bankers Association, and the Economic Development Corporation of Utah.  In light of Mr. Baldwin’s legal background and unique understanding of our business due to his long service on our Board, the Board has concluded that Mr. Baldwin should continue to serve as a director.

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

 | 33 |

CLEARONE COMMUNICATIONS, INC.

Mr. Hendricks has served on the boards of eight other organizations, including Tunex International, Habitat for Humanity, Daily Foods, and Skin Care International.  He earned a Bachelor’s Degree in Accounting from Utah State University and a Master of Business Administration Degree from the University of Utah.  In light of Mr. Hendricks’ background in finance and accounting and his deep understanding of our business after his service on our Board, the Board has concluded Mr. Hendricks should continue to serve as a director.

Scott M. Huntsman has served as a director of our company since June 2003.  Mr. Huntsman has served as President of GlobalSim, a technology and simulation company, since February 2003, and as Chief Financial Officer from April 2002 to February 2003.  Prior to joining GlobalSim, he spent 11 years on Wall Street as an investment banker, where he focused on mergers, acquisitions, and corporate finance transactions.  Mr. Huntsman served at Donaldson, Lufkin and Jenrette Securities Corporation from August 1996 to 2000, when they merged with Credit Suisse First Boston where he served until October 2001.  Mr. Huntsman earned a Bachelor’s Degree from Columbia University and a Master of Business Administration Degree from The Wharton School at the University of Pennsylvania.  He also studied at the London School of Economics as a Kohn Fellowship recipient.  In light of Mr. Huntsman’s background in finance and particularly in the areas of mergers and acquisitions and corporate finance, and in view of his experience as a leader of a technology company, the Board has concluded Mr. Huntsman should continue to serve as a director.

E. Bryan Bagley has served as a director of our company since November 2009.  Mr. Bagley was a director of Nevada Chemicals from June 2000 until the company was sold in September 2008 and served as Chairman of the Board of Nevada Chemicals from December 2001 until September 2008.  Since November 2002, Mr. Bagley has been a private investor managing accounts on his own behalf.  From December 1991 to November 2002, Mr. Bagley served as a market maker for Wilson-Davis & Company.  Prior to that position, he served as a trader for Covey & Co. and Bagley Securities.  Mr. Bagley graduated from the University of Utah in 1987 with a Bachelor of Science degree in Economics.  Mr. Bryan Bagley is the son of Edward D. Bagley, our former Chairman of the Board. Mr. Edward D. Bagley beneficially owns 23.3% of our issued and outstanding common stock.  In light of Mr. Bagley’s prior experience as the chairman of a public company and the benefit that may accrue to our company from his leadership experience, the Board has concluded that Mr. Bagley should continue to serve as a director.

Narsi Narayanan has served as our Vice President of Finance since July 2009 and has over 15 years of professional experience in the areas of accounting, finance and taxes.  Prior to joining our company, he managed the SEC reporting, US GAAP accounting research, SOX compliance and other financial reporting functions from August 2007 through February 2009 at Solo Cup Company, a publicly reporting international consumer products company.  Prior to that, Mr. Narayanan managed the accounting and finance functions, including SEC Reporting, SOX compliance and US GAAP accounting research, from June 2004 through August 2007 at eCollege.com, a leading technology company serving private educational institutions which was also a publicly reporting company before being acquired by Pearson Education group.  In addition to being a Chartered Accountant, Mr. Narayanan has extensive experience working in public accounting and in various senior finance positions in India with large public companies.  He is a Certified Public Accountant with graduate degrees in accounting (M. Acc.) and business (MBA-Finance).

Michael Braithwaite joined us in November 2009 through the acquisition of NetStreams, Inc. where he was the co-founder and CTO since 2004. Mr. Braithwaite has led a distinguished twenty-year career as a visionary, disruptive innovator, and proven leader in the professional audio and consumer electronics industries.  He has authored more than twenty U.S. and International patents.  Before NetStreams, Inc., Mr. Braithwaite was a product and market manager for Crestron Electronics where he worked on highly successful audio and video distribution products.  He currently serves as a Chairman on the Consumer Electronics Association’s R10 working group technical committees and is a very active member in technology standard efforts.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership on Form 3 and reports of changes of ownership of our equity securities on Forms 4 and 5.  Officers, directors, and greater than 10% shareholders are required to furnish us with copies of all Section 16(a) reports they file.  Based solely on a review of the reports and amendments to reports furnished to us for the year ended December 31, 2011, and written representations that no other reports were required, we believe that each person who, at any time during such fiscal year was a director, officer, or

 | 34 |

CLEARONE COMMUNICATIONS, INC.

beneficial owner of more than 10% of our common stock, complied with all Section 16(a) filing requirements during such period , except that Edware Dallin Bagley, a beneficial owner of more than 10% of our common stock filed two Forms 4 late for one transaction each.

Code of Ethics

The Board of Directors adopted a code of ethics that applies to our Board of Directors, executive officers, and employees.  The Company’s Code of Ethics is posted on our website at www.clearone.com .

Nomination Procedures

No changes have been made to the procedures by which our shareholders may recommend nominees to our Board of Directors.

Audit and Compliance Committee

The Company has a separate Audit Committee and its members are Scott M. Huntsman (Chairman), Brad R. Baldwin, and Larry R. Hendricks. The Board of Directors has determined that Scott M. Huntsman is an “audit committee financial expert” and each member is independent in accordance with applicable rules and regulations of NASDAQ and the SEC.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The following tables set forth for the periods indicated, the compensation paid or earned by each named executive officer for the years ended December 31, 2011 and 2010.

Name and Principal Position	Salary	Option Awards (1)	Non-Equity Incentive Plan Compensation (2)	All Other Compensation (3)	Total
Zee Hakimoglu - Chairman of the Board, Chief Executive Officer and President
Year ended December 31, 2011	$ 230,000	$ 29,436	$ 93,953	$ -	$353,389
Year ended December 31, 2010	225,000	12,400	73,523	-	310,923
Tracy A. Bathurst (4) - Chief Strategy Officer
Year ended December 31, 2011	35,769	-	22,900	300	58,969
Year ended December 31, 2010	150,000	12,400	47,862	2,425	212,687
Narsi Narayanan – Vice President of Finance and Corporate Secretary
Year ended December 31, 2011	135,000	29,436	52,090	-	216,526
Year ended December 31, 2010	122,500	12,400	43,728	-	178,628
Michael Braithwaite – Chief Strategy Officer
Year ended December 31, 2011	155,000	29,436	59,539	2,200	246,175
Year ended December 31, 2010	152,500	12,400	49,548	9,275	223,723

 (1)

The amounts in the “Option Awards” column reflect the aggregate grant date fair value of awards of stock options granted pursuant to our long-term incentive plans during the periods reported above, computed in accordance with FASB ASC Topic 718, Compensation - Stock Compensation.  The assumptions made in the valuation of our option awards are disclosed in Note 9 - Share Based Payments  in our Notes to Consolidated Financial Statements.

 | 35 |

CLEARONE COMMUNICATIONS, INC.

(2)

Non-Equity Incentive Plan Compensation is based upon the achievement of pre-determined quarterly goals, namely, quantitative financial goals comprising of revenue, gross margin and operating income, and non-quantitative performance goals.  While quantitative financial goals are similar for all the executive officers, non-quantitative goals vary for each officer.  Examples of non-quantitative goals include introduction of a new product, identification of a new distribution opportunity, implementing internal controls, and improving product quality.  The Chief Executive Officer recommends to the Compensation Committee the compensation for achievement or partial achievement of any such predetermined goal.  Compensation under the non-equity incentive plan is calculated by assigning 70% weight to quantitative financial goals (with revenue, gross margin and operating income having equal share) and 30% to non-quantitative goals.  Of the amounts included above, Ms. Hakimoglu’s compensation for the year ended December 31, 2011 included $64,628 for achieving financial goals and $29,325 for achieving non-quantitative goals, and for the year ended December 31, 2010 included $56,273 for achieving financial goals and $17,250 for achieving non-quantitative goals. Mr. Bathurst’s compensation for the year ended December 31, 2011 included $18,831 for achieving financial goals and $4,069 for achieving non-quantitative goals, and for the year ended December 31, 2010 included $37,923 for achieving financial goals and $9,939 for achieving non-quantitative goals.  Mr. Narayanan’s compensation for the year ended December 31, 2011 included $37,934 for achieving financial goals and $14,156 for achieving non-quantitative goals, and for the year ended December 31, 2010 included $33,030 for achieving financial goals and $10,698 for achieving non-quantitative goals. Mr. Braithwaite’s compensation for the year ended December 31, 2011 included $43,554 for achieving financial goals and $15,985 for achieving non-quantitative goals, and for the year ended December 31, 2010 included $37,923 for achieving financial goals and $11,625 for achieving non-quantitative goals.

(3)

The amounts in the “All Other Compensation” column reflect the value of honorarium paid under a patenting process program.

(4)

Mr. Bathurst left the company on May 13, 2011.

Outstanding Equity Awards

The following table provides information on the holdings of stock options by the named executive officers as of December 31, 2011.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (1)	Option Exercise Price	Option Grant Date	Option Expiration Date
Zee Hakimoglu	50,000	-	$ 6.40	03-24-04	03-24-14
	100,000	-	5.55	07-26-04	07-26-14
	150,000	-	3.65	09-18-06	09-18-16
	150,000	-	6.15	08-14-07	08-14-17
	50,000	-	4.03	11-14-08	11-14-18
	5,277	4,723	3.00	05-26-10	05-26-20
	-	10,000	5.48	08-05-11	08-05-21
Narsi Narayanan	23,333	6,667	2.78	08-27-09	08-27-19
	5,277	4,723	3.00	05-26-10	05-26-20
	-	10,000	5.48	08-05-11	08-05-21
Michael Braithwaite	10,833	19,167	2.65	11-30-09	11-30-19
	5,277	4,723	3.00	05-26-10	05-26-20
	-	10,000	5.48	08-05-11	08-05-21

(1)

Unvested options vest monthly over a three year period beginning on the date of grant

 | 36 |

CLEARONE COMMUNICATIONS, INC.

Option Exercises

The following table provides information on the exercise of stock options by named executive officers during the year ended December 31, 2011.

Name	Number of shares acquired on exercise	Value realized on exercise (1)
Tracy A. Bathurst	95,138	$ 185,449

(1)

Value realized on exercise is the excess of market price of underlying shares on the date of exercise over exercise price for the options.

Potential Payments Upon Termination or Change in Control

Employment Agreements.  As of the year ended December 31, 2011, none of our named executive officers was party to an employment or severance agreement with us, and each named executive officer’s employment was on an “at-will” basis, permitting either us or the executive to terminate his or her employment for any reason or for no reason.

Accelerated Stock Option Vesting Upon a Change in Control.  For certain option grants to executive officers and directors, in the event of a change in control, all of such optionee’s unvested stock options will vest and become exercisable immediately prior to the event or closing of the transaction causing the change in control.

Under the option grants, a “Change in Control”  means a change in ownership or control of the Corporation effected through either of the following transactions:

(i) the acquisition, directly or indirectly, by any person or related group of persons (other than the Corporation or a person that directly or indirectly controls, is controlled by, or is under common control with, the Corporation), of beneficial ownership (within the meaning of Rule 13d-3 of the 1934 Act) of securities possessing more than fifty percent (50%) of the total combined voting power of the Corporation’s outstanding securities pursuant to a tender or exchange offer made directly to the Corporation’s shareholders, which the Board does not recommend such shareholders to accept, or

(ii) a change in the composition of the Board over a period of thirty-six (36) consecutive months or less, such that a majority of the Board members ceases, by reason of one or more contested elections for Board membership, to be comprised of individuals who either (A) have been Board members continuously since the beginning of such period or (B) have been elected or nominated for election as Board members during such period by at least a majority of the Board members described in clause (A) who were still in office at the time the Board approved such election or nomination.

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

At our current stock price of about $4.468, all the named executive officers would each benefit from any potential accelerated vesting of unvested stock options.

 | 37 |

CLEARONE COMMUNICATIONS, INC.

Director Compensation

The following table summarizes the compensation paid by us to non-employee directors for the year ended December 31, 2011.  Ms. Hakimoglu did not receive additional compensation for her service as a director.

Name	Fees Earned or Paid in Cash (1)	Option Awards (2) (3)	Total
Brad R. Baldwin	$ 24,000	$ 14,718	$ 38,718
Larry R. Hendricks	24,000	14,718	38,718
Scott M. Huntsman	24,000	14,718	38,718
E. Bryan Bagley	24,000	14,718	38,718

(1)

The base annual director’s fee for the year ended December 31, 2011 was $24,000.

(2)

The amounts in the “Option Awards” column reflect the aggregate grant date fair value of awards of stock options granted pursuant to our long-term incentive plans during the periods reported above, computed in accordance with FASB ASC Topic 718, Compensation - Stock Compensation.  The assumptions made in the valuation of our option awards are disclosed in Note 9 - Share Based Payments in our Notes to Consolidated Financial Statements..

 (3)

As of the end of December 31, 2011, each non-employee director had outstanding options to purchase the following number of company shares of common stock: Mr. Baldwin, 140,000; Mr. Hendricks, 80,000; Mr. Huntsman, 90,000; and Mr. Bagley, 30,000.

All non-employee directors are paid a fixed fee at the rate of $2,000 per month and receive the same option grants.  In August 2011, each non-employee director received a grant of options to purchase 5,000 shares of our common stock at an exercise price of $5.48.  The fee is not dependent on the number of meetings attended by any directors.  Directors are not paid additional compensation for chairing a committee.  All directors are reimbursed by us for their out-of-pocket travel and related expenses incurred in attending all Board of Directors and committee meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 31, 2011 with respect to compensation plans under which equity securities of ClearOne are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	1,160,933	$ 4.50	500,629
Equity compensation plans not approved by shareholders	-	-	-
Total	1,160,933	$ 4.50	500,629

 | 38 |

CLEARONE COMMUNICATIONS, INC.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding ownership of our common stock as of March 23, 2012 by (i) each director, (ii) the named executive officers, (iii) all of our named executive officers and directors as a group, and (iv) each person known to us to be the beneficial owner of more than 5% of our outstanding common stock.

Name of Beneficial Owner (1)	Shares Beneficially Owned
	Number (2)	Percent (2)
Directors and Executive Officers:
Zeynep “Zee” Hakimoglu (3)	579,209	5.8%
E. Bryan Bagley (4)	342,963	3.4%
Brad R. Baldwin (5)	229,499	2.3%
Larry R. Hendricks (6)	80,833	0.8%
Scott M. Huntsman (7)	84,333	0.8%
Narsi Narayanan (8)	30,833	0.3%
Michael J. Braithwaite (9)	28,333	0.3%
All directors and executive officers as a group (8 persons)	1,376,003	13.8%
5% Shareholders:
Edward Dallin Bagley (10)	2,396,247	24.0%
Royce & Associates Inc. (11)	697,684	7.0%

(1)

Except as otherwise indicated, each person named in the table has sole voting and investment power with respect to all common stock beneficially owned, subject to applicable community property law.  Except as otherwise indicated, each person may be reached at our corporate offices c/o ClearOne Communications, Inc., 5225 Wiley Post Way, Suite 500, Salt Lake City, Utah 84116.

(2)

The percentages shown are calculated based on 9,098,152 shares of common stock outstanding on March 23, 2012.  The numbers and percentages shown include the shares of common stock actually owned as of March 23, 2012 and the shares of common stock that the identified person or group had the right to acquire within 60 days of such date.  In calculating the percentage of ownership, all shares of common stock that each identified person or group had the right to acquire within 60 days of March 23, 2012 upon the exercise of options are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by the persons or groups listed above.

(3)

Includes 505,833 shares of common stock issuable upon exercise of stock options.

(4)

Includes 1,000 shares held by E. Bryan Bagley’s spouse with respect to which he disclaims beneficial ownership and 17,083 shares of common stock issuable upon exercise of stock options.

(5)

Includes 88,666 shares held in the Baldwin Family Trust; 10,000 shares owned directly, which are held in an IRA under the name of Mr. Baldwin, and 130,833 shares of common stock issuable upon exercise of stock options.

(6)

Includes 70,833 shares of common stock issuable upon exercise of stock options.

(7)

Includes 80,833 shares of common stock issuable upon exercise of stock options.

(8)

Includes 30,833 shares of common stock issuable upon exercise of stock options.

(9)

Includes 28,633 shares of common stock issuable upon exercise of stock options.

(10)

E. Bryan Bagley is the son of Edward D. Bagley, and each of them disclaims beneficial ownership of common stock beneficially owned by the other.  Amounts for Mr. Edward D. Bagley include 126,166 shares held by Edward D. Bagley’s spouse with respect to which he disclaims beneficial ownership and 8,333 shares of common stock issuable upon exercise of stock options.  Mr. Edward D. Bagley has sole voting and dispositive power over 2,270,081 shares (including the shares that may be acquired pursuant to the exercise of stock options) and shared voting and dispositive power over the 126,166 shares held by Mr. Edward D. Bagley’s spouse.

 | 39 |

CLEARONE COMMUNICATIONS, INC.

(11)

Represents 697,684 shares of our common stock beneficially owned by Royce & Associates, Inc. in its capacity as investment advisor on behalf of its clients.  Royce & Associates, Inc. has sole voting and dispositive power over all of such shares.  The address of Royce & Associates, Inc. is 1414 Avenue of the Americas, New York, NY 10019.  This information is based upon a Schedule 13G/A, as filed and amended with the SEC as of January 10, 2012.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We recognize that transactions between us and any of our directors or executives can present potential or actual conflicts of interest and create the appearance that our decisions are based on considerations other than the best interests of our company and shareholders.  Therefore, as a general matter and in accordance with our Code of Ethics, it is our preference to avoid such transactions.  Nevertheless, we recognize that there are situations where such transactions may be in, or may not be inconsistent with, the best interests of our company.  Under the terms of its charter, our Audit and Compliance Committee reviews and, if appropriate, approves or ratifies any such transactions.  Pursuant to the charter, the committee will review any transaction in which we are or will be a participant and the amount involved exceeds $120,000, and in which any of our directors or executives had, has or will have a direct or indirect material interest.  After its review, the Committee will only approve or ratify those transactions that are in, or are not inconsistent with, the best interests of our company and our shareholders, as the committee determines in good faith.

Indemnification of Officers and Directors. Please refer to the section titled “Former Officers Indemnification” under Note 8 - Contingencies and Commitments in our Notes to Consolidated Financial Statements forming part of this annual report on Form 10-K for full details.

Director Independence

Our Board of Directors has determined, after considering all the relevant facts and circumstances, that Messrs. Baldwin, Hendricks, and Huntsman are independent directors, as “independence” is defined by the listing standards of NASDAQ, because they have no relationship with us that would interfere with their exercise of independent judgment.

Our Board of Directors has an Audit and Compliance Committee, a Compensation Committee, and a Nominating Committee, each consisting entirely of independent directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

We retained Jones Simkins, P.C. as our auditor and independent certified public accountants for the years ended December 31, 2011 and 2010.

The following table presents aggregate fees billed by the principal accountants to our company:

	Year ended December 31,
	2011	2010
Audit Fees (1)	$ 191,632	$ 174,179
Audit-related Fees	-	-
Tax fees (2)	41,629	99,388
All other fees (3)	-	-
Total	$ 233,261	$ 273,567

 (1)

Represents fees billed for professional services rendered for the audit and reviews of our financial statements filed with the SEC on Forms 10-K and 10-Q.

(2)

Represents fees billed for tax filing, preparation, and tax advisory services.

(3)

Represents fees billed for all other non-audit services, such as consulting on potential acquisitions or dispositions.

 | 40 |

CLEARONE COMMUNICATIONS, INC.

Pre-Approval Policies and Procedures

The Audit and Compliance Committee ensures that we engage our independent registered public accounting firm to provide only audit and non-audit services that are compatible with maintaining the independence of our public accountants.  The Audit and Compliance Committee approves or pre-approves all services provided by our public accountants.  Permitted services include audit and audit-related services, tax and other non-audit related services.  Certain services are identified as restricted.  Restricted services are those services that may not be provided by our external public accountants, whether identified in statute or determined to be incompatible with the role of an independent auditor.  All fees identified in the preceding table were approved by the Audit and Compliance Committee.  During 2011, the Audit and Compliance Committee reviewed all non-audit services provided by our independent registered public accounting firm, and concluded that the provision of such non-audit services was compatible with maintaining the independence of the external public accountants.

 | 41 |

CLEARONE COMMUNICATIONS, INC.

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

3.	Exhibits: The exhibits listed under the Index of exhibits in the next page are filed or incorporated by reference as part of this Form 10-K.

 | 42 |

CLEARONE COMMUNICATIONS, INC.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date
2.2	Agreement and Plan of Merger, dated as of November 3, 2009, by and among ClearOne Communications, Inc., Alta-Wasatch Acquisition Corporation, NetStreams, Inc., Austin Ventures VIII, L.P., and Kevin A. Reinis.		8-K	001-33660	2.2	11/09/09
3.1	Articles of Incorporation and amendments thereto		10-K	001-33660	3.1	09/10/08
3.2	Bylaws		10-K	001-33660	3.2	03/31/11
10.1	Employment Separation Agreement between ClearOne Communications, Inc. and Frances Flood, dated December 5, 2003*		10-K	000-17219	10.1	08/18/05
10.2	Employment Termination Agreement between ClearOne Communications, Inc. and Susie Strohm, dated December 5, 2003*		10-K	000-17219	10.1	08/18/05
10.3	1997 Employee Stock Purchase Plan		S-8	333-137859	4.9	10/06/06
10.4	1998 Stock Option Plan		S-8	333-137859	4.8	10/06/06
10.5	2007 Equity Incentive Plan		S-8	333-148789	4.7	01/22/08
10.6	Office Lease between Edgewater Corporate Park, LLC and ClearOne Communications, Inc. dated June 5, 2006		10-K	000-17219	10.19	09/14/06
10.7	Margin Loan Agreement between ClearOne Communications, Inc. and UBS Financial Services, Inc. dated September 10, 2008		8-K	001-33660	10.2	09/11/08
10.8	Manufacturing Services Agreement between Flextronics Industrial, Ltd. and ClearOne Communications, Inc. dated November 3, 2008		10-K	001-33660	10.21	10/13/09
10.9	Joinder to Loan and Security Agreement, dated as of November 3, 2009, by and between ClearOne Communications, Inc. and Square 1 Bank.		8-K	001-33660	10.23	11/09/09
10.10	Seventh Amendment to Loan and Security Agreement, dated as of November 3, 2009, by and between Square 1 Bank, ClearOne Communications, Inc., NetStreams Inc., and NetStreams, LLC.		8-K	001-33660	10.24	11/09/09
14.1	Code of Ethics, approved by the Board of Directors on August 23, 2006		10-K	000-17219	14.1	09/14/06
21.1	Subsidiaries of the registrant	X
23.1	Consent of Jones Simkins P.C., Independent Registered Public Accounting Firm	X
31.1	Section 302 Certification of Chief Executive Officer	X
31.2	Section 302 Certification of Chief Financial Officer	X
32.1	Section 906 Certification of Chief Executive Officer	X
32.2	Section 906 Certification of Chief Financial Officer	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definitions Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

________________________________

*Constitutes a management contract or compensatory plan or arrangement.

 | 43 |

CLEARONE COMMUNICATIONS, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARONE COMMUNICATIONS, INC.

Registrant

/s/ ZEYNEP HAKIMOGLU
Zeynep Hakimoglu
President, Chief Executive Officer (Principal Executive Officer), and Chairman of the Board and Director
March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ZEYNEP HAKIMOGLU	/S/ NARSI NARAYANAN
Zeynep Hakimoglu	Narsi Narayanan
President, Chief Executive Officer (Principal Executive Officer), and Chairman of the Board and Director March 30, 2012	Vice President of Finance (Principal Financial and Accounting Officer) March 30, 2012

/s/ E. BRYAN BAGLEY	/s/ BRAD R. BALDWIN
E.Bryan Bagley	Brad R. Baldwin
Director March 30, 2012	Director March 30, 2012

/s/ LARRY R. HENDRICKS	/s/ SCOTT M. HUNTSMAN
Larry R. Hendricks	Scott M. Huntsman
Director March 30, 2012	Director March 30, 2012

 | 44 |

CLEARONE COMMUNICATIONS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CLEARONE COMMUNICATIONS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of ClearOne Communications, Inc.

We have audited the accompanying consolidated balance sheets of ClearOne Communications, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ClearOne Communications, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ JONES SIMKINS, P.C.

JONES SIMKINS, P.C.

Logan, Utah

March 30, 2012

CLEARONE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$ 16,683	$ 11,431
Receivables, net of allowance for doubtful accounts of $149 and $206, respectively	8,457	9,951
Inventories	12,565	8,780
Deferred income taxes	2,987	3,389
Prepaid expenses and other assets	740	446
Total current assets	41,432	33,997

Long-term inventories, net	1,905	2,617
Property and equipment, net	2,338	2,965
Intangibles, net	2,690	2,745
Goodwill	1,153	726
Deferred income taxes	-	913
Other assets	41	18
Total assets	$ 49,559	$ 43,981

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	2,814	2,362
Accrued liabilities	2,534	4,573
Deferred product revenue	3,404	4,306
Total current liabilities	8,752	11,241

Deferred income taxes	101	-
Deferred rent	494	584
Other long-term liabilities	548	421
Total liabilities	9,895	12,246

Shareholders' equity:
Common stock, par value $0.001, 50,000,000 shares authorized, 9,098,152 and 8,929,439 shares issued and outstanding, respectively	9	9
Additional paid-in capital	40,073	39,073
Accumulated deficit	(418)	(7,347)
Total shareholders' equity	39,664	31,735
Total liabilities and shareholders' equity	$ 49,559	$ 43,981

See accompanying notes

CLEARONE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	Year ended December 31,
	2011	2010
Revenue	$ 46,067	$ 41,284
Cost of goods sold	18,522	16,643
Gross profit	27,545	24,641

Operating expenses:
Sales and marketing	8,120	8,685
Research and product development	7,128	7,739
General and administrative	5,427	6,420
Proceeds from litigation	(3,702)	-
Total operating expenses	16,973	22,844

Operating income	10,572	1,797

Other income (expense), net	24	(104)

Income before income taxes	10,596	1,693
(Provision) benefit for income taxes	(3,667)	681
Net income	$ 6,929	$ 2,374

Basic earnings per common share	$ 0.77	$ 0.27
Diluted earnings per common share	$ 0.75	$ 0.27

Basic weighted average shares outstanding	9,027,934	8,929,305
Diluted weighted average shares outstanding	9,271,811	8,942,929

See accompanying notes

CLEARONE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2009	8,929,134	$ 9	$ 38,810	$ (9,721)	$ 29,098
Compensation cost associated with ASC Topic 718	-	-	262	-	262
Employee Stock Purchase Plan	305	-	1	-	1
Net income	-	-	-	2,374	2,374
Balances at December 31, 2010	8,929,439	$ 9	$ 39,073	$ (7,347)	$ 31,735

Exercise of stock options	168,514	-	746	-	746
Tax Benefit - Stock option exercise	-	-	66	-	66
Compensation cost associated with ASC Topic 718	-	-	187	-	187
Employee Stock Purchase Plan	199	-	1	-	1
Net income	-	-	-	6,929	6,929
Balances at December 31, 2011	9,098,152	$ 9	$ 40,073	$ (418)	$ 39,664

See accompanying notes

CLEARONE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2011	2010
Cash flows from operating activities:
Net income	$ 6,929	$ 2,374
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization expense	1,220	1,201
Stock-based compensation	187	263
Provision for doubtful accounts	312	103
Write-down of inventory to net realizable value	188	(104)
Loss on disposal of assets	5	111
Changes in operating assets and liabilities:
Accounts receivable	1,081	(3,483)
Inventories	(3,066)	1,355
Deferred income taxes	1,416	(137)
Prepaid expenses and other assets	(305)	520
Accounts payable	634	351
Income taxes payable	250	-
Accrued liabilities	(2,277)	3,041
Deferred product revenue	(902)	(401)
Other long-term liabilities	127	(808)
Net cash provided by operating activities	5,799	4,386

Cash flows from investing activities:
Escrow proceeds received pursuant to NetStreams acquisition	-	350
Payment towards acquisition of MagicBox business	(980)	-
Purchase of property and equipment	(380)	(799)
Net cash used in investing activities	(1,360)	(449)

Cash flows from financing activities:
Proceeds from the issuance of common stock - options	747	-
Tax benefit from stock options	66	-
Principal payments on long-term debt	-	(2,000)
Net cash provided by (used in) financing activities	813	(2,000)

Net increase in cash and cash equivalents	5,252	1,937
Cash and cash equivalents at the beginning of the period	11,431	9,494
Cash and cash equivalents at the end of the period	$ 16,683	$ 11,431

Supplemental disclosure of cash flow information:
Cash paid for interest	$ -	$ 51
Cash paid for income taxes	$ 1,705	$ 3

Supplemental disclosure of non-cash activities:
Exchanged accounts receivable from a vendor with accounts payable to the same vendor	$ 182	$ 293
Current liabilities reclassed to deferred rent	$ -	$ 176
Transfer from property and equipment to inventory	$ 78	$ -

See accompanying notes

CLEARONE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

The Company acquired the business of MagicBox, Inc. on September 6, 2011, for $980 and recorded the following assets and liabilities:

Accounts receivable	$ 81
Inventories	117
Other current assets	12
Accrued expenses	(4)
Property and equipment	9
Intangibles	338
Goodwill	427
$ 980

See accompanying notes

CLEARONE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

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

2. Summary of Significant Accounting Policies

Fiscal Year – This report on Form 10-K includes financial statements for the years ended December 31, 2011 and 2010.

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

Foreign Currency Translation –The results of operations for the Company’s foreign subsidiary in the United Kingdom are recorded by the subsidiary in the British Pound and remeasured in the U.S. Dollar. Assets and liabilities are translated into U.S. dollars at the exchange rate prevailing on the balance sheet date or the historical rate, as appropriate. Revenue and expenses are translated at average rates of exchange prevailing during the period. Upon making the translations to the U.S. Dollar, we concluded that as of the balance sheet date the impact of such re-measurements was immaterial and, as such, have been posted through our statement of operations as opposed to including them in other comprehensive income.

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

Accounts Receivable – Accounts receivable are recorded at the invoiced amount. Generally, credit is granted to customers, on a short-term basis without requiring collateral, and as such these accounts receivable do not bear interest, although a finance charge may be applied to such receivables that are past due. The Company extends credit to customers who it believes have the financial strength to pay. The Company has in place credit policies and procedures, an approval process for sales returns and credit memos, and processes for managing and monitoring channel inventory levels.

CLEARONE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

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

The Company’s allowance for doubtful accounts activity for the years ended December 31, 2011 and 2010 was as follows:

	Year ended December 31,
	2011	2010
Balance at beginning of the year	$ 206	$ 103
Charged to costs and expenses	312	103
Deductions	(369)	-
Balance at end of the year	$ 149	$ 206

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

The inventory also includes advance replacement units (valued at cost) provided by the Company to end-users to service defective products under warranty. The value of advance replacement units included in the inventory was $43 and $168, as of December 31, 2011 and 2010 respectively.

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

Goodwill and Intangible Assets –Intangible assets acquired in a purchase business combination are amortized over their useful lives unless these lives are determined to be indefinite. Intangible assets are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, which are generally three to ten years. Goodwill represents the excess of costs over the fair value of net assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized. In accordance with the provisions of FASB ASC Topic 350, Intangibles – Goodwill and Other, the Company tests goodwill and other intangible assets with indefinite lives for impairment at least annually at the beginning of the fourth quarter, or sooner if a triggering event occurs suggesting possible impairment of the values of these assets. Impairment testing for these assets involves a two-step process. In the first step, the fair value of the reporting unit holding the assets is compared to its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of the impairment loss, if any. In the second step, the fair market value of the reporting unit is allocated to all of its assets and liabilities including intangible assets with indefinite lives. The excess, if any, of the fair market value of the reporting unit over the sum of the fair market values allocated to identified assets and liabilities is the value of goodwill to be compared to its carrying value (See Note 3 – Business Combinations, Goodwill and Intangibles). ClearOne and all of its subsidiaries are considered as one reporting unit for this purpose.

CLEARONE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

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

The Company provides a right of return on product sales to major distributors and other resellers under a product rotation program. Under this seldom used program, once a quarter a distributor or reseller is allowed to return products purchased during the prior 180 days for a total value generally not exceeding 15% of the distributor or reseller’s net purchases during the preceding quarter. The distributor is, however, required to place a new purchase order for an amount not less than the value of products returned under the stock rotation program. When products are returned, the associated revenue, cost of goods sold, inventory and accounts receivable originally recorded are reversed. When the new order is fulfilled, the revenue, associated cost of goods sold, inventory and accounts receivable are recorded and the product revenue is subject to the deferral analysis described below. In a small number of cases, the distributors are also permitted to return the products for other business reasons.

Revenue from product sales to distributors is not recognized until the return privilege has expired or until it can be determined with reasonable certainty that the return privilege has expired, which approximates when product is sold-through to customers of the Company’s distributors (dealers, system integrators, value-added resellers, and end-users) rather than when the product is initially shipped to a distributor. At each quarter-end, the Company evaluates the inventory in the channel through information provided by our distributors. The level of inventory in the channel will fluctuate up or down, each quarter, based upon our distributors’ individual operations. Accordingly, each quarter-end, the deferral for revenue and associated cost of goods sold are calculated and recorded based upon the actual channel inventory reported at quarter-end. Further, with respect to distributors and other channel partners not reporting the channel inventory, the revenue and associated cost of goods sold are deferred until the Company receives payment for the product sales made to such distributors or channel partners.

The amount of deferred cost of goods sold is included in consigned inventory.

The details of deferred revenue and associated cost of goods sold and gross profit are as follows:

	As of December 31,
	2011	2010
Deferred Revenue	$ 3,404	$ 4,306
Deferred Cost of Goods Sold	1,199	1,742
Deferred Gross Profit	$ 2,205	$ 2,564

The Company offers rebates and market development funds to certain of its distributors, dealers/resellers, and end-users based upon the volume of product purchased by them. The Company records rebates as a reduction of revenue in accordance with GAAP.

The Company provides, at its discretion, advance replacement units to end-users on defective units of certain products under warranty. Since the purpose of these units is not revenue generating, the Company tracks the units due from the end-user, valued at retail price, until the defective unit has been returned, but no receivable balance is maintained on the Company’s balance sheet. The retail value of in-transit advance replacement units was $267 and $847 as of December 31, 2011 and 2010, respectively.

CLEARONE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

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

The details of changes in the Company’s warranty accrual are as follows:

	Year ended December 31,
	2011	2010
Balance at the beginning of year	$ 363	$ 133
Accruals/additions	439	543
Usage	(335)	(313)
Balance at end of year	$ 467	$ 363

Advertising – The Company expenses advertising costs as incurred. Advertising expenses consist of trade shows, magazine advertisements, and other forms of media. Advertising expenses for the years ended December 31, 2011 and 2010, totaled $482 and $750, respectively, and are included under the caption “Sales and Marketing”.

Research and Product Development Costs – The Company expenses research and product development costs as incurred.

Income Taxes – The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry-forwards. These temporary differences will result in deductible or taxable amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some or all of the deferred tax assets may not be realized. The Company evaluates the realizability of its net deferred tax assets on a quarterly basis and valuation allowances are provided, as necessary. Adjustments to the valuation allowance increase or decrease the Company’s income tax provision or benefit. As of December 31, 2011, the Company had a valuation allowance of $1,066 against capital loss carryovers, and state research and development credits.

The Company follows the provisions contained in ASC Topic 740, Income Taxes. The Company recognizes the tax benefit from an uncertain tax position only if it is at least more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

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

CLEARONE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Earnings Per Share – The following table sets forth the computation of basic and diluted earnings per common share:

	Year ended December 31,
	2011	2010
Numerator:
Net income	$ 6,929	$ 2,374
Denominator:
Basic weighted average shares	9,027,934	8,929,305
Dilutive common stock equivalents using treasury stock method	243,877	13,624
Diluted weighted average shares	9,271,811	8,942,929

Basic earnings per common share:	$ 0.77	$ 0.27
Diluted earnings per common share:	$ 0.75	$ 0.27

Options to purchase a weighted-average of 893,343 and 1,233,655 shares of common stock were outstanding during the year ended December 31, 2011 and 2010 respectively, but were not included in the computation of diluted earnings per share as the effect would be anti-dilutive.

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

Effective July 1, 2005, the Company adopted guidelines included in ASC Topic 718 and its fair value recognition provisions using the modified prospective transition method. Under this transition method, stock-based compensation cost recognized after July 1, 2005 includes the straight-line basis compensation cost for (a) all share-based payments granted prior to July 1, 2005, but not yet vested, based on the grant date fair values used for the pro-forma disclosures under the original SFAS No. 123, and (b) all share-based payments granted or modified on or after July 1, 2005, in accordance with the provisions of ASC Topic 718. See Note 9 – Share-Based Payments for information about the Company’s various share-based compensation plans, the impact of adoption of ASC Topic 718, and the assumptions used to calculate the fair value of share-based compensation.

If assumptions change in the application of ASC Topic 718 in future periods, the stock-based compensation cost ultimately recorded under ASC Topic 718 may differ significantly from what was recorded in the current period.

Recent Accounting Pronouncements

After evaluating the recent accounting pronouncements through the date of this filing, the Company has concluded that application of these pronouncements will have no material impact on the Company’s financial results.

CLEARONE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

3. Business Combinations, Goodwill and Intangibles

On September 6, 2011, the Company acquired substantially all the assets of MagicBox, Inc. through an asset purchase agreement.

MagicBox’s content management and control technology, along with its industry-leading database integration software are the perfect complement to ClearOne's StreamNet™ systems. The combined expertise of the two companies brings to the market, the only complete, end-to-end digital signage content management and IP streaming solution. MagicBox and ClearOne have complementary products for a broad spectrum of applications. One of the single-most challenging requirements for any digital signage provider is the ability to distribute content over a LAN while maintaining control and scheduling alignment. StreamNet technology delivers low-latency HD distribution over IP which is a perfect fit with MagicBox's content creation, scheduling, database integration and digital signage domain expertise.

Pursuant to the asset purchase agreement, the Company paid Magic Box, Inc. $980 in cash.

The fair value of identified assets and liabilities acquired and goodwill was as follows:

Accounts Receivable	$ 81
Inventories	117
Other current assets	12
Accrued expenses	(4)
Property and equipment	9
Proprietary software	179
In-process research and development	159
Intangibles	338
Goodwill	427
$ 980

The goodwill of $427 is composed of expected synergies in utilizing MagicBox technology in ClearOne product offerings, reduction in future combined research and development expenses, and intangible assets including acquired workforce that do not qualify for separate recognition.

The goodwill balance of $427 related to the MagicBox acquisition is deductible for tax purposes.

The Company incurred $167 towards acquisition related expenses, all of which are categorized under General and Administrative expenses in the Consolidated Statement of  Operations for the period ended December 31, 2011.

Supplemental Pro Forma information

1)

Actual Revenue of MagicBox from September 6, 2011 to December 31, 2011 was $353.

2)

It is impracticable to provide actual earnings of MagicBox from September 6, 2011 to December 31, 2011 because (a) MagicBox operations have been substantially integrated with the rest of the operations of the Company and (b) separate accounting records are not maintained for MagicBox.

3)

Revenue and earnings of 2010 of the combined entity as though the business combination occurred as of January 1, 2010 was approximately $42,850 and $2,461, respectively.

4)

There were no material, nonrecurring pro forma adjustments directly attributable to the acquisition included in this supplemental Pro Forma information.

CLEARONE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Intangible Assets

Intangible assets as of December 31, 2011 and 2010 consisted of the following:

	Estimated	As of December 31,
	useful lives	2011	2010
Tradename	7 years	$ 435	$ 435
Patents and Technological Know-how	10 years	2,070	2,070
Proprietary Software	3 to 5 years	394	215
In-process Research and Development	Indefinite	559	400
Other	5	49	49
		3,507	3,169
Accumulated Amortization		(817)	(424)
		$ 2,690	$ 2,745

During the years ended December 31, 2011 and 2010, amortization of intangible assets were $393 and $350, respectively.

The estimated future amortization expense of intangible assets is as follows:

Years ending December 31,
$ 345
2013	307
2014	305
2015	305
2016	282
Thereafter	587
$ 2,131

4. Inventories

Inventories, net of reserves, consist of the following:

	As of December 31,
	2011	2010
Current:
Raw materials	$ 1,091	$ 776
Finished goods	11,474	8,004
	$ 12,565	$ 8,780

Long-term:
Raw materials	$ 444	$ 569
Finished goods	1,461	2,048
	$ 1,905	$ 2,617

CLEARONE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Long-term inventory represents inventory held in excess of our current requirements based on our recent sales and forecasted level of sales. We have developed programs to reduce the inventory to normal operating levels in the near future. We expect to sell the above inventory, net of reserves, at or above the stated cost and believe that no loss will be incurred on its sale.

Current finished goods include consigned inventory in the amounts of approximately $1,199 and $1,742 as of December 31, 2011 and 2010, respectively. Consigned inventory represents inventory at distributors and other customers where revenue recognition criteria have not been achieved.

The losses (benefit) incurred on valuation of inventory at the lower of cost or market value and write-off of obsolete inventory amounted to $188 and ($104) during the years ended December 31, 2011 and 2010, respectively.

5. Property and Equipment

Major classifications of property and equipment and estimated useful lives are as follows:

	Estimated	As of December 31,
	useful lives	2011	2010
Office furniture and equipment	3 to 10 years	$ 9,627	$ 9,583
Leasehold improvements	1 to 6 years	1,392	1,381
Manufacturing and test equipment	2 to 10 years	2,590	2,417
		13,609	13,381
Accumulated depreciation and amortization		(11,271)	(10,416)
Property and equipment, net		$ 2,338	$ 2,965

Depreciation expense for the years ended December 31, 2011 and 2010 was $892 and $969, respectively.

6. Leases and Deferred Rent

Rental expense is recognized on a straight-line basis. Rental expense, which was composed of minimum payments under operating lease obligations, was $762 and $885 for the years ended December 31, 2011 and 2010, respectively.

We currently occupy a 31,279 square-foot facility in Salt Lake City, Utah under the terms of an operating lease expiring in May 2016 which supports our principal administrative, sales, marketing, customer support, and research and product development facility.

We occupy a 40,000 square-foot warehouse in Salt Lake City under the terms of an operating lease expiring in December 2017 which serves as our primary inventory fulfillment and repair center. Our earlier lease for the 23,712 square-foot warehouse in Salt Lake City terminated in January 2012.

The Company currently leases a warehouse measuring approximately 5,600 square-feet in Hong Kong under an operating lease that expires in February 2014. This warehouse is maintained to support the Company’s partners and customers located in the Asia-Pacific region.

CLEARONE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Future minimum lease payments under noncancellable operating leases with initial terms of one year or more are as follows:

Years ending Dec, 31,
2012	$ 655
2013	682
2014	702
2015	737
2016	410
Thereafter	173
Total minimum lease payments	$ 3,359

7. Accrued Liabilities

Accrued liabilities consist of the following:

	As of December 31,
	2011	2010
Accrued salaries and other compensation	$ 987	$ 989
Accrued taxes	300	49
Other accrued liabilities	1,247	3,535
Total	$ 2,534	$ 4,573

Included in other accrued liabilities as of December 31, 2010, is $2,224 which represents the probable amount that as of the date of the financial statements could be reasonably estimated of the Company’s liability for legal fees, associated with an indemnification agreement with a former ClearOne Officer. Please see Note 8 – Commitments and Contingencies – Former Officer Indemnification for further details.

8. Commitments and Contingencies

We establish contingent liabilities when a particular contingency is both probable and estimable. For the contingencies noted below we have accrued amounts considered probable and estimable. The Company is not aware of any pending claims or assessments, other than as described below, which may have a material adverse impact on the Company’s financial position or results of operations.

Under the terms of employment agreements entered into with two employees, among other things, the employees are entitled to a bonus specified as a percentage of the revenue generated from sale of certain products upon reaching certain thresholds.

Outsource Manufacturers. We have manufacturing agreements with electronics manufacturing ("EMS") providers related to the outsourced manufacturing of our products. Certain manufacturing agreements establish annual volume commitments. We are also obligated to repurchase Company-forecasted but unused materials. The Company has non-cancellable, non-returnable, and long-lead time commitments with its EMS providers and certain suppliers for inventory components that will be used in production. The Company’s exposure associated with these commitments is approximately $4,583 as of December 31, 2011. One of the EMS providers with whom we have terminated our relationship is claiming that we have an obligation to buy inventory pursuant to cancelled purchase orders. We believe that we are not legally obligated to take delivery of this inventory and we also have counterclaims against the EMS provider.

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

(Dollars in thousands, except per share amounts)

Former Officer Indemnification

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

On June 2, 2010, Flood was sentenced to 4 years in prison plus 3 years of probation and Strohm was sentenced to 2 years’ probation plus 150 hours of community service.  Flood began serving her prison sentence on November 3, 2010.  On April 4, 2011, the Tenth Circuit Court of Appeals in Denver affirmed Flood’s conviction, but has allowed her to assert in a collateral proceeding her claim that she received ineffective assistance of counsel because her trial counsel allegedly labored under actual conflicts of interest.  On November 8, 2011, the Tenth Circuit affirmed Strohm’s perjury conviction as well.

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

On August 30, 2010, the Tenth Circuit Court of Appeals issued a ruling vacating the District Court’s preliminary injunction on the grounds that it rested on a legally erroneous interpretation of Flood’s Employment Separation Agreement.  On November 29, 2010, ClearOne filed a motion in the United States District Court for the District of Utah seeking a return of the monies paid by ClearOne pursuant to the Court’s order.

On January 23, 2012, the District Court granted ClearOne’s motion for return of the $248 held in the Court’s escrow, but denied ClearOne’s motion with respect to the $373 paid to Flood’s attorneys.  On February 21, 2012, ClearOne filed a writ of mandamus with the Tenth Circuit seeking an order requiring Flood’s attorneys to return the $373 paid pursuant to the Court’s order.  ClearOne’s writ of mandamus is expected to be submitted to the Tenth Circuit before the end of March 2012.

Also pending in the District Court is ClearOne’s counterclaim for $3,300 seeking to enforce Flood’s August 2003 promise to repay all advanced expenses if it was ultimately adjudged that she did not meet the requisite standard of conduct.

Strohm:  On August 21, 2008, Strohm and her counsel (“Dorsey”) filed a lawsuit in the Third Judicial District Court in Salt Lake City, Utah seeking to compel us to pay Strohm’s attorneys’ fees and costs to defend against the criminal charges, plus interest, and for attorneys’ fees in connection with the civil action.

October 26, 2009, the Court granted Strohm’s motion for mandatory indemnification, ruling that we were required to indemnify Strohm for her reasonable attorneys’ fees and expenses to the extent that she was successful on the merits at trial.  On March 2, 2010, the Court ruled that the Dorsey engagement letter provided an alternative basis requiring the Company to pay Strohm’s reasonable attorneys’ fees and costs incurred in connection with the federal criminal proceedings.  The Court also ruled that ClearOne is required to pay Dorsey’s reasonable attorneys’ fees and costs incurred in bringing the civil lawsuit against the Company, subject to certain deductions.

CLEARONE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

On January 24, 2011, the Court ruled that ClearOne was required to pay Dorsey at Court-determined rates for all criminal defense services rendered and costs incurred through the federal jury verdict in the criminal case on February 27, 2009, but that ClearOne was not required to pay for any post-verdict criminal defense services.

On June 8, 2011, the District Court entered Judgment against ClearOne for $973 in fees and expenses in the criminal case, plus $362 in interest at 18% through February 1, 2011, which amounts were paid by ClearOne under protest to Dorsey on February 1, 2011.  The Judgment also included $865 in civil case fees and expenses plus interest.  ClearOne has posted a cash bond to cover the civil case fees and interest pending ClearOne’s appeal.

On August 4, 2011, the Utah Supreme Court decided that it would hear ClearOne’s appeal.  Dorsey has appealed as well.  Appellate briefs were fully submitted on March 22, 2012, and the Utah Supreme Court is expected to schedule oral argument.

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

On April 8, 2009 the court issued a permanent injunction order against all of the defendants.  Specifically, the WideBand defendants were prohibited from any further use of our trade secrets, barred from using any of the trade names associated with products that had been found to have used our trade secrets, and were ordered to provide a copy of the permanent injunction to future employers, potential licensors and anyone interested in acquiring WideBand’s assets.  Biamp was ordered to destroy and not to use any of the object code that it had previously licensed from WideBand.  On April 20, 2009 the court affirmed the jury’s finding that all of the Defendants had acted willfully and maliciously in misappropriating our trade secrets, denied our request for prejudgment interest, and denied Defendants’ post-trial requests to set aside the verdict.  The court increased the award against Biamp from about $1,600 to about $3,600.  On April 21, 2009, the court entered a final Judgment in our favor in the amount of approximately $9,700.  The WideBand Defendants and Biamp appealed the Court’s judgment and certain other pre- and post-trial rulings.

During July 2009, the Court issued an award of costs in favor of ClearOne and against all defendants, in the amount of $75.

Biamp posted a cash bond to secure the judgment against it in the amount of approximately $3,700.  This amount does not secure the additional amounts awarded in ClearOne’s favor and against Biamp, for attorney fees and costs, in the approximate amount of $1,110.

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

CLEARONE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Numerous appeals were filed by all of the parties.  Oral argument was held on the appeals on  May 10, 2011.  On June 27, 2011, the Tenth Circuit affirmed in all respects the verdict and related rulings against the WideBand Defendants.  On July 8, 2011, the Tenth Circuit affirmed the contempt orders against Donald Bowers and the other contempt defendants.  On August 8, 2011, the Tenth Circuit affirmed Biamp’s liability, including the federal district court’s award of exemplary damages based upon the finding that Biamp’s misappropriation was willful and malicious, but made two reductions in the amount of damages.  The amount of ClearOne’s judgment against Biamp is now estimated to be $3,700, not including additional amounts that may be awarded for attorney fees incurred on appeal.  This amount reflects reductions by the Tenth Circuit Court of Appeals of approximately $1,100 from the federal district court’s previous judgment of about $4,800.  On August 9, 2011, the Tenth Circuit denied ClearOne’s appeal requesting additional pre-judgment interest.  On October 18, 2011, the Tenth Circuit granted ClearOne’s request for its attorney fees and costs incurred on appeal, and remanded the case to the District Court to determine the amount of fees to be awarded.  We submitted our fee request in November 2011.

On December 13, 2011, the United States District Court for the District of Utah released the sum of $3,702 to ClearOne.  This payment is the full amount of the supersedeas bonds posted by Biamp with the Utah Court, following ClearOne's jury verdict against Biamp in November 2008, which was subsequently partially affirmed by the United States Court of Appeals for the Tenth Circuit.

As to the balance of the awards against the other defendants, while we intend to vigorously pursue collection of the damage awards, there can be no assurance that we will ultimately collect on all or a portion of these award.   Furthermore, the jury’s verdict and damage awards are subject to appeal by one or more of the defendants.

The DialHD Georgia Action:

During July 2009, DialHD and Donald Bowers filed a lawsuit against us in the Superior Court of Columbia County in the State of Georgia.  DialHD is apparently owned in whole or in part by Donald Bowers, who is the father of WideBand defendant Lonny Bowers.  On September 7, 2010, the Court dismissed most of the claims against ClearOne.  On September 13, 2011, the Court dismissed the remaining claims against ClearOne.  On October 12, 2011, ClearOne filed a motion seeking an award of its attorney fees and costs incurred in the case from Dial HD, Donald Bowers, and/or the attorney representing them, as a sanction.  On January 25, 2012, the Court ordered the taxing of costs in the amount of approximately $1 against the plaintiffs.  Plaintiffs did not file a notice of appeal.

ARS Special Arbitration:

In January 2010, we filed an arbitration proceeding against UBS Financial Services,  Inc. (“UBS”) with the Financial Industry Regulatory Authority (“FINRA”) pursuant to the Auction Rate Securities (“ARS”) Special Arbitration Procedures established by FINRA for securities firms who entered into settlement agreements with the SEC regarding the firms’ sales of auction rate securities. We also filed a separate FINRA arbitration proceeding against Morgan Stanley & Co., Inc. (“Morgan Stanley”) pursuant to the ARS Special Arbitration Proceedings established for securities firms that entered into settlement agreements with the Office of the New York State Attorney General. At the relevant time we held an aggregate of $12,200 in ARS from UBS and Morgan Stanley, which turned out to be illiquid. In October 2008, we accepted offers to repurchase our $12,200 of ARS, at par value, from these two investment banks that sold them to us pursuant to the settlement agreements, but did not waive any claims for consequential damages. In both arbitration proceedings, we are seeking consequential damages as a result of our inability to access funds invested in ARS that UBS and Morgan Stanley sold to us, including losses with respect to a planned strategic business acquisition and related due diligence costs. The arbitrations were rescheduled in late 2011, and both will take place in Salt Lake City.  The arbitration against Morgan Stanley was divided into two sessions, and we completed the first session in early March 2012.  The second session is set for hearing in October 2012.  The arbitration against UBS is also set for hearing in October 2012.  We have made significant damages claims in these proceedings, and if we prevail with respect to some or all of our claims, we may be entitled to a material recovery against one or both of the defendants.  We cannot, however, predict the outcome of these proceedings or the magnitude of any potential recovery.

CLEARONE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

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

9. Share-Based Payments

The Company’s share-based compensation primarily consists of the following plans:

As of December 31, 2011, the Company had two share-based compensation plans, one which was replaced on November 20, 2007, and one which became active on the same date. The plans are described below.

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

The Company also has a 2007 Equity Incentive Plan (the “2007 Plan”). Provisions of the 2007 Plan include the granting of up to 1,000,000 incentive and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units. Options may be granted to employees, officers, non-employee directors and other service providers and may be granted upon such terms as the Compensation Committee of the Board of Directors determines in their sole discretion.

Of the options granted subsequent to June 2002, all vesting schedules are based on 3 or 4-year vesting schedules, with either one-third or one-fourth vesting on the first anniversary and the remaining options vesting ratably over the remainder of the vesting term. Generally, directors and officers have 3-year vesting schedules and all other employees have 4-year vesting schedules. Additionally, in the event of a change in control or the occurrence of a corporate transaction, the Company’s Board of Directors has the authority to elect that all unvested options shall vest and become exercisable immediately prior to the event or closing of the transaction. All options outstanding as of December 31, 2011 had contractual lives of ten years. Under the 1998 Plan, 2,500,000 shares were authorized for grant. As of December 31, 2011, there were 706,615 options outstanding under the 1998 Plan, which includes the cliff vesting and 3 or 4-year vesting options discussed above. As of December 31, 2011 there were 454,318 options outstanding under the 2007 Plan.

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

CLEARONE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

In applying the Black-Scholes methodology to the options granted, the Company used the following assumptions:

	Year ended December 31,
	2011	2010
Risk-free interest rate, average	1.6%	2.2%
Expected option life, average	7.15 years	3.9 years
Expected price volatility, average	51.9%	51.6%
Expected dividend yield	0.0%	0.0%
Expected annual forfeiture rate	10.0%	10.0%

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

The following table shows the stock option activity:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2009	1,226,117	$ 5.44
Granted	159,750	3.04
Expired and canceled	(145,041)	12.33
Forfeited prior to vesting	(22,000)	2.93
Exercised	-	-
Outstanding at December 31, 2010	1,218,826	4.35
Granted	156,611	5.29
Expired and canceled	(5,001)	5.66
Forfeited prior to vesting	(40,989)	3.18
Exercised	(168,514)	4.43
Outstanding at December 31, 2011	1,160,933	4.50
Exercisable	922,117	$ 4.50

The following table summarizes information about stock options outstanding as of December 31, 2011:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Options Exercisable	Weighted Average Exercise Price
$2.05 to $4.09	627,696	$ 3.36	5.5 years	545,700	$ 3.42
$4.10 to $6.13	210,626	5.17	6.2 years	105,417	5.55
$6.14 to $8.18	322,611	6.27	5.0 years	271,000	6.26
Total	1,160,933	$ 4.50	5.5 years	922,117	$ 4.50

CLEARONE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The following table summarizes information about non-vested stock options outstanding as of December 31, 2011:

Non-vested Shares	Number of Shares	Weighted Average Grant-Date Fair Value

Non-vested at December 31, 2010	252,091	$ 1.39
Granted	156,611	2.85
Vested	(128,896)	1.39
Forfeited prior to vesting	(40,990)	1.63
Non-vested at December 31, 2011	238,816	$ 2.31

As of December 31, 2011, the total compensation cost related to stock options not yet recognized and before the effect of any forfeitures was $511, which is expected to be recognized over approximately the next 3 years on a straight-line basis.

The weighted-average estimated grant date fair value of the stock options granted during the years ended December 31, 2011, and 2010 was $2.85 and $1.37 per share, respectively.

10. Significant Customers

Sales to significant customers that represented more than 10 percent of total revenues are as follows:

	Year ended December 31,
	2011	2010
Customer A	19.2%	21.2%
Customer B	*	11.3%
Customer C	10.9%	*
Total	30.1%	32.5%

* Sales didn't exceed 10% of the revenue.

The following table summarizes the percentage of total gross accounts receivable from significant customers.

	As of December 31,
	2011	2010
Customer A	25.0%	22.9%
Customer B	8.8%	8.7%
Customer C	14.4%	8.6%
Total	48.2%	40.2%

These customers facilitate product sales to a large number of end-users, none of which is known to account for more than 10 percent of the Company’s revenue from product sales. Nevertheless, the loss of one or more of these customers could reduce revenue and have a material adverse effect on the Company’s business and results of operations.

CLEARONE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

11. Income Taxes

Income (loss) before income taxes consisted of the following:

	Year ended December 31,
	2011	2010
U.S.	$ 10,318	$ 1,381
Non U.S.	278	312
Total	$ 10,596	$ 1,693

The benefit (provision) for income taxes consisted of the following:

	Year ended December 31,
	2011	2010
Current:
U.S. Federal	$ (2,106)	$ 695
U.S. State	(99)	(29)
Non-U.S.	(46)	(49)
Total current	$ (2,251)	$ 617

Deferred:
U.S. Federal	$ (1,271)	$ 83
U.S. State	(23)	45
Deferred Provision before change in valuation allowance	(1,294)	128
Change in valuation allowance	(122)	(64)
Total deferred	$ (1,416)	$ 64
(Provision) benefit for income taxes	$ (3,667)	$ 681

The following table presents the principal reasons for the difference between the actual effective income tax rate and the expected U.S. federal statutory income tax rate of 34.0 percent on income:

	Year ended December 31,
	2011	2010
U.S. federal statutory income tax rate at 34.0 percent	$ (3,603)	$ (576)
State income tax provision, net of federal income tax effect	(162)	(44)
ASC Topic 718 compensation expense	14	(42)
Research and development credit	316	331
Foreign earnings or losses taxed at different rates	48	57
Uncertain tax positions	(127)	811
Non-deductible items and other	(153)	124
Change in valuation allowance	-	20
Tax (provision) benefit	$ (3,667)	$ 681

CLEARONE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Deferred income taxes are determined based on the differences between the financial reporting and income tax bases of assets and liabilities using enacted income tax rates expected to apply when the differences are expected to be settled or realized. Significant components of the net U.S. deferred income tax assets and (liabilities) were as follows:

	As of December 31, 2011		As of December 31, 2010
	Current	Long-term	Current	Long-term
Deferred revenue	$ 860	$ -	$ 1,000	$ -
Basis difference in intangible assets	-	(580)	-	(649)
Inventory reserve	1,598	-	1,537	-
Net operating loss carryforwards	-	364	-	460
Accumulated research and development credits	-	1,033	-	1,317
Alternative minimum tax credits	-	-	-	409
Accrued liabilities	182		597	-
Non-deductible ASC 718 compensation expense	-	742	-	744
Allowance for sales returns and doubtful accounts	56	-	73	-
Difference in property and equipment basis	-	(646)	-	(450)
Other	291	52	182	26
Total net deferred income tax asset	2,987	965	3,389	1,857
Less: Valuation allowance	-	(1,066)	-	(944)
Net deferred income tax asset (liability)	$ 2,987	$ (101)	$ 3,389	$ 913

The Company has not provided for U.S. deferred income taxes or foreign withholding taxes on undistributed earnings of its non-U.S. subsidiary located in Hong Kong since these earnings are intended to be reinvested indefinitely in operations in Hong Kong, in accordance with guidelines contained in ASC Topic 740, Accounting for Income Taxes.  It is not practical to estimate the amount of additional taxes that might be payable on such undistributed earnings.  For other non-U.S. subsidiaries the Company provides for U.S. deferred income taxes or foreign withholding taxes on undistributed earnings.  As of December 31, 2011 there were no significant earnings on which to provide U.S. taxes.

In accordance with ASC Topic 740, the Company analyzed its valuation allowance at December 31, 2011 and determined that, based upon available evidence, it is more likely than not that certain of its deferred tax assets may not be realized and, as such, has established a valuation allowance against certain deferred tax assets.  These deferred tax assets include capital loss carryovers and state research and development credits.

As of December 31, 2011, the Company had state research credit carryforwards of $1,033,which will begin to expire in 2016 if not utilized.  The Company has federal net operating loss (“NOL”) carryforwards of approximately $1,070.  The federal NOL carryforwards will begin to expire in 2028.

The Company adopted the provisions of Topic 740 related to uncertain tax positions on July 1, 2007.  This interpretation clarifies the accounting for uncertain tax positions and requires companies to recognize the impact of a tax position in their financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position.

The total liability for unrecognized tax benefits at December 31, 2011 and 2010, including temporary tax differences, was $548 and $421, respectively, of which $548 and $421, respectively, would favorably impact our effective tax rate if recognized.  As of December 31, 2011 and 2010, we accrued $24 and $17, respectively, in interest and penalties related to unrecognized tax benefits.  We account for interest expense and penalties for unrecognized tax benefits as part of our income tax provision.  We do not anticipate that unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.

CLEARONE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

During the twelve month period ended December 31, 2011, we increased our liability for unrecognized tax benefits by $127.  This increase in our unrecognized tax benefits is mainly a result of utilizing certain tax attributes for which we typically record an unrecognized tax benefit.  We recorded an unrecognized tax benefit related to the lapse of applicable statute of limitations of $22 which favorably impacted our effective tax rate.  We also added $229 which had an unfavorable impact on our effective tax rate. We recorded an unrecognized tax benefit of $88 related to changes in position regarding federal research and development credits.

During the twelve month period ended December 31, 2010, we decreased our liability for unrecognized tax benefits by $883.  This decrease in our unrecognized tax benefits is mainly a result of a settlement with taxing authorities on the utilization of certain tax attributes for which we typically record an unrecognized tax benefit.  We recorded a benefit related to the settlement of $937, of which $864 favorably impacted our effective tax rate.  We also recorded an unrecognized tax benefit related to the lapse of applicable statute of limitations of $99, of which $99 favorably impacted our effective tax rate.  We also added $220 to our liability for unrecognized tax benefits, of which $220 had an unfavorable impact on our effective tax rate.

Although we believe our estimates are reasonable, we can make no assurance that the final tax outcome of these matters will not be different from that which we have reflected in our historical income tax provisions and accruals. Such difference could have a material impact on our income tax provision and operating results in the period in which we make such determination.

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax positions is as follows:

	Year ended December 31,
	2011	2010
Unrecognized tax benefits, beginning balance	$ 404	$ 1,220
Tax positions taken in a prior period:
Gross increases	-	-
Gross decreases	(88)	-
Tax positions taken in the current period:
Gross increases	229	220
Gross decreases	-	-
Settlements with taxing authorities	-	(937)
Lapse of applicable statute of limitations	(22)	(99)
Unrecognized tax benefits, ending balance	523	404

The Company’s U.S. federal income tax returns for 2008 through 2011 are open tax years.  The Company also files in various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state, or non-U.S. income tax examinations by tax authorities for years prior to 2007.  The Company completed its audit by the Internal Revenue Service (“IRS”) for its 2007 tax return in 2010.  As a result of the audit by the IRS, there were no material adjustments made to the Company’s tax return.

12. Geographic Sales Information

The United States was the only country to contribute more than 10 percent of total revenues in each fiscal year. The Company’s revenues are substantially denominated in U.S. dollars and are summarized geographically as follows:

	Year ended December 31,
	2011	2010
United States	$ 29,220	$ 26,123
All other countries	16,847	15,161
Total	$ 46,067	$ 41,284

CLEARONE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

13. Subsequent Events

The Company acquired substantially all of the assets of VCON Video Conferencing, Ltd., a company incorporated in Israel (“VCON”). The Company entered into an Asset Purchase Agreement on January 26, 2012 to buy all the assets including intellectual property, property and equipment and inventory for a consideration in the amount of $4,500 in cash, subject to working capital adjustment for any working capital exceeding the targeted amount of $250. The acquisition closed on February 16, 2012 and $4,600 was paid towards the acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

Property and Equipment	$ 70
Product Warranty Liability	(8)
Inventory	320
Tradename	500
Patents & Technological know-how	2,300
Proprietary Software	700
Goodwill	750
$ 4,632

The estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is waiting for additional information necessary to finalize those fair values. Therefore, the provisional measurements of fair value reflected are subject to change and such changes could be significant. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.

The amount of goodwill deductible for tax purposes is $750. The goodwill of $750 is comprised of expected synergies in utilizing VCON technology in ClearOne products and vice versa, reduction in combined research and product development expenses, and intangible assets including acquired workforce that do not qualify for separate recognition.

With this acquisition, ClearOne is now well positioned to expand its suite of solutions that it can offer to its customers.

The Company evaluated its Consolidated Financial Statements as of and for the year ended December 31, 2011 for subsequent events through the date the Financial Statements were issued. The Company is not aware of any other subsequent events which would require recognition or disclosure in the financial statements.