Form 10-K/A
period 2011-12-31
CLEARONE COMMUNICATIONS INC
filed 2012-05-15
CIK 840715

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

EXPLANATORY NOTE

ClearOne Communications, Inc., (the “Company) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission (“SEC”) on April 2, 2012 (the “Original Filing”). This Amendment No. 1 is filed to rectify the XBRL filings attached as Exhibits 101.INS, 101. SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE.

Except with respect to the foregoing, we have not modified or updated any of our prior disclosure made in our Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to our Original Filing.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.       Financial Statements: Financial statements set forth under Part II, Item 8 of the Annual Report on Form 10-K are filed in a separate section of this Form 10-K. See "Index to Consolidated Financial Statements" on page F-1 of the Original Filing.

2.       Financial Statement Schedules: All schedules are omitted since they either are not required, not applicable or the information is presented in the accompanying consolidated financial statements and notes thereto.

3.       Exhibits: The exhibits listed under the Index of exhibits below are filed or incorporated by reference as part of this Form 10-K/A.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date
2.2	Agreement and Plan of Merger, dated as of November 3, 2009, by and among ClearOne Communications, Inc., Alta-Wasatch Acquisition Corporation, NetStreams, Inc., Austin Ventures VIII, L.P., and Kevin A. Reinis.		8-K	001-33660	2.2	11/09/09
3.1	Articles of Incorporation and amendments thereto		10-K	001-33660	3.1	09/10/08
3.2	Bylaws		10-K	001-33660	3.2	03/31/11
10.1	Employment Separation Agreement between ClearOne Communications, Inc. and Frances Flood, dated December 5, 2003*		10-K	000-17219	10.1	08/18/05
10.2	Employment Termination Agreement between ClearOne Communications, Inc. and Susie Strohm, dated December 5, 2003*		10-K	000-17219	10.1	08/18/05
10.3	1997 Employee Stock Purchase Plan		S-8	333-137859	4.9	10/06/06
10.4	1998 Stock Option Plan		S-8	333-137859	4.8	10/06/06
10.5	2007 Equity Incentive Plan		S-8	333-148789	4.7	01/22/08
10.6	Office Lease between Edgewater Corporate Park, LLC and ClearOne Communications, Inc. dated June 5, 2006		10-K	000-17219	10.19	09/14/06
10.7	Margin Loan Agreement between ClearOne Communications, Inc. and UBS Financial Services, Inc. dated September 10, 2008		8-K	001-33660	10.2	09/11/08
10.8	Manufacturing Services Agreement between Flextronics Industrial, Ltd. and ClearOne Communications, Inc. dated November 3, 2008		10-K	001-33660	10.21	10/13/09
10.9	Joinder to Loan and Security Agreement, dated as of November 3, 2009, by and between ClearOne Communications, Inc. and Square 1 Bank.		8-K	001-33660	10.23	11/09/09
10.10	Seventh Amendment to Loan and Security Agreement, dated as of November 3, 2009, by and between Square 1 Bank, ClearOne Communications, Inc., NetStreams Inc., and NetStreams, LLC.		8-K	001-33660	10.24	11/09/09
14.1	Code of Ethics, approved by the Board of Directors on August 23, 2006		10-K	000-17219	14.1	09/14/06

________________________________

*Constitutes a management contract or compensatory plan or arrangement.

Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date
21.1	Subsidiaries of the registrant		10-K	001-33660	21.1	04/02/12
23.1	Consent of Jones Simkins P.C., Independent Registered Public Accounting Firm		10-K	001-33660	23.1	04/02/12
31.1	Section 302 Certification of Chief Executive Officer		10-K	001-33660	31.1	04/02/12
31.2	Section 302 Certification of Chief Financial Officer		10-K	001-33660	31.2	04/02/12
32.1	Section 906 Certification of Chief Executive Officer		10-K	001-33660	32.1	04/02/12
32.2	Section 906 Certification of Chief Financial Officer		10-K	001-33660	32.2	04/02/12
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definitions Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARONE COMMUNICATIONS, INC.

Registrant

/s/ Zeynep Hakimoglu
Zeynep Hakimoglu, President, Chief Executive Officer (Principal Executive Officer), and Chairman of the Board and Director
May 14, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Zeynep Hakimoglu	/s/ Narsi Narayanan
Zeynep Hakimoglu	Narsi Narayanan
President, Chief Executive Officer (Principal Executive Officer), and Chairman of the Board and Director May 14, 2012	Vice President of Finance (Principal Financial and Accounting Officer) May 14, 2012
/s/ E. Bryan Bagley	/s/ Brad R. Baldwin
E.Bryan Bagley	Brad R. Baldwin
Director May 14, 2012	Director May 14, 2012
/s/ Larry R. Hendricks	/s/ Scott M. Huntsman
Larry R. Hendricks	Scott M. Huntsman
Director May 14, 2012	Director May 14, 2012