Form 10-Q
period 2012-03-31
CLEARONE COMMUNICATIONS INC
filed 2012-05-15
CIK 840715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[x]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  [x] No [ ]

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.   9,098,215 shares issued and outstanding as of May 11, 2012.

CLEARONE COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2012

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

CLEARONE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	Unaudited	Audited
	As of March 31, 2012	As of December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$ 10,577	$ 16,683
Receivables, net of allowance for doubtful accounts of $68 and $149, respectively	7,100	8,457
Inventories	14,475	12,565
Deferred income taxes	3,025	2,987
Prepaid expenses and other assets	1,846	740
Total current assets	37,023	41,432

Long-term inventories, net	2,449	1,905
Property and equipment, net	2,210	2,338
Intangibles, net	6,063	2,690
Goodwill	1,939	1,153
Other assets	67	41
Total assets	$ 49,751	$ 49,559

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	1,830	2,814
Accrued liabilities	2,753	2,534
Deferred product revenue	3,822	3,404
Total current liabilities	8,405	8,752

Deferred income taxes	129	101
Deferred rent	486	494
Other long-term liabilities	563	548
Total liabilities	9,583	9,895

Shareholders' equity:
Common stock, par value $0.001, 50,000,000 shares authorized, 9,098,152 shares issued and outstanding	9	9
Additional paid-in capital	40,124	40,073
Retained earnings (accumulated deficit)	35	(418)
Total shareholders' equity	40,168	39,664
Total liabilities and shareholders' equity	$ 49,751	$ 49,559

See accompanying notes

| 1 |

CLEARONE COMMUNICATIONS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	Three months ended March 31,
	2012	2011
Revenue	$ 10,154	$ 10,701
Cost of goods sold	4,046	4,399
Gross profit	6,108	6,302

Operating expenses:
Sales and marketing	2,134	1,983
Research and product development	2,008	1,637
General and administrative	1,505	1,472
Proceeds from litigation	(250)	-
Total operating expenses	5,397	5,092

Operating income	711	1,210

Other income, net	16	11

Income before income taxes	727	1,221

Provision for income taxes	274	409

Net income	$ 453	$ 812

Basic earnings per common share	$ 0.05	$ 0.09
Diluted earnings per common share	$ 0.05	$ 0.09

Basic weighted average shares outstanding	9,098,152	8,931,504
Diluted weighted average shares outstanding	9,246,310	9,122,671

See accompanying notes

| 2 |

CLEARONE COMMUNICATIONS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$ 453	$ 812
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization expense	337	295
Stock-based compensation	51	39
Provision for doubtful accounts	(59)	(58)
Increase (decrease) in reserves against inventory	90	(214)
Changes in operating assets and liabilities:
Accounts receivable	1,416	1,396
Inventories	(2,224)	(379)
Deferred income taxes	(10)	117
Prepaid expenses and other assets	(1,132)	(54)
Accounts payable	(984)	1,082
Income taxes payable	(89)	121
Accrued liabilities	309	(1,269)
Deferred product revenue	418	258
Other long-term assets and liabilities	15	53
Net cash provided by (used in) operating activities	(1,409)	2,199

Cash flows from investing activities:
Payment towards acquisition of VCON business	(4,632)	-
Purchase of property and equipment	(65)	(175)
Net cash used in investing activities	(4,697)	(175)

Cash flows from financing activities:
Proceeds from the issuance of common stock - options	-	21
Net cash provided by financing activities	-	21

Net increase (decrease) in cash and cash equivalents	(6,106)	2,045
Cash and cash equivalents at the beginning of the period	16,683	11,431
Cash and cash equivalents at the end of the period	$ 10,577	$ 13,476

Supplemental disclosure of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ 1,378	$ -

See accompanying notes

| 3 |

CLEARONE COMMUNICATIONS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

The Company acquired the business of VCON Video Conferencing, Ltd. and recorded the following assets and liabilities:

Inventory	$ 320
Property and equipment	34
Product warranty liability	(8)
Tradename	500
Patents and technological know-how	2,300
Proprietary software	500
In-process research and development	200
Goodwill	786
Cash paid	$ 4,632

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

The accompanying interim consolidated financial statements for the three months ended March 31, 2012 and 2011 respectively have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are not audited. Certain information and footnote disclosures, that are usually included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been either condensed or omitted in accordance with SEC rules and regulations. The accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of March 31, 2012 and December 31, 2011, the results of operations for the three months ended March 31, 2012 and 2011, and the statements of cash flows for the three months ended March 31, 2012 and 2011. The results of operations for the three months ended March 31, 2012 and 2011 are not necessarily indicative of the results for a full-year period.  These interim consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC.

2.  Business Combination

On February 16, 2012, the Company completed the acquisition of the video conferencing business of Israel based VCON Video Conferencing, Ltd. (“VCON”) through an asset purchase agreement. VCON is a pioneer in software based video conferencing solutions with product offerings that include group video conferencing endpoints, desktop video conferencing endpoints, video conferencing infrastructure solutions and software development kits. This acquisition and the combination of streaming and digital signage technologies will provide us with complimentary technology opportunities allowing us to enter new growth markets.

Pursuant to the asset purchase agreement, the Company paid initial consideration of $4,632 in cash. This initial consideration is subject to a final working capital adjustment.

The estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. The Company believes that such information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is waiting for additional information necessary to finalize those fair values. The measurement period for purchase price allocation ends as soon as information on the facts and circumstances becomes available, but will not exceed twelve months from the date of acquisition. Adjustments in the purchase price allocation may require a recasting of the amounts allocated to intangible assets and possible allocation to goodwill, retroactive to the period in which the acquisition occurred. Therefore, the provisional measurements of fair value reflected are subject to change and such changes could be significant.

The fair value of identified assets and liabilities acquired and goodwill was as follows:

Inventory	$ 320
Property and equipment	34
Product warranty liability	(8)
Tradename	500
Patents and technological know-how	2,300
Proprietary software	500
In-process research and development	200
Goodwill	786
$ 4,632

| 5 |

CLEARONE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited – Dollars in thousands)

The Company incurred $187 towards acquisition related expenses, all of which are categorized under General and administrative expenses in the Consolidated Statement of Operations for the period ended March 31, 2012.

Supplemental Pro Forma information

1)

Revenue and net loss from VCON business from February 16, 2012 to March 31, 2012 was $77 and ($152) respectively.

2)

Revenue and earnings of the combined entity as though the business combination occurred as of January 1, 2011:

	Three months ended March 31,
	2012	2011
Revenue	$ 10,367	$ 10,803
Earnings	409	647
Basic and diluted earnings per common share	0.04	0.07

3)

There were no material, nonrecurring pro forma adjustments directly attributable to the acquisition included in this supplemental Pro Forma information.

3.  Goodwill and Intangibles

Goodwill

The goodwill of $786 related to the acquisition of VCON is composed of expected synergies in utilizing VCON technology in ClearOne product offerings, reduction in future combined research and development expenses, and intangible assets including acquired workforce that do not qualify for separate recognition.

The goodwill balance of $786 related to the acquisition of VCON business is deductible for tax purposes.

Intangible Assets

Intangible assets as of March 31, 2012 and December 31, 2011 consisted of the following:

	Estimated useful lives	As of March 31, 2012	As of December 31, 2011
Tradename	7 years	$ 935	$ 435
Patents and technological Know-how	10 years	4,370	2,070
Proprietary software	3 to 5 years	894	394
In-process research and development	Indefinite	759	559
Other	5	49	49
		7,007	3,507
Accumulated Amortization		(944)	(817)
		$ 6,063	$ 2,690

During the three months ended March 31, 2012 and 2011, amortization of intangible assets were $127 and $88, respectively.

| 6 |

CLEARONE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited – Dollars in thousands)

The estimated future amortization expense of intangible assets is as follows:

Years ending December 31,
2012	$ 635
2013	799
2014	782
2015	598
2016	560
2017	508
Thereafter	1,422
$ 5,304

4.  Inventories

Inventories, net of reserves, consisted of the following:

	As of March 31, 2012	As of December 31, 2011
Current:
Raw materials	$ 927	$ 1,091
Finished goods	13,548	11,474
	$ 14,475	$ 12,565

Long-term:
Raw materials	$ 827	$ 444
Finished goods	1,622	1,461
	$ 2,449	$ 1,905

Long-term inventory represents inventory held in excess of our current requirements based on our recent sales and forecasted level of sales. We expect to sell the above inventory, net of reserves, at or above the stated cost and believe that no loss will be incurred on its sale.

Current finished goods include consigned inventory in the amounts of approximately $1,441 and $1,199 as of March 31, 2012 and December 31, 2011, respectively. Consigned inventory represents inventory at distributors and other customers where revenue recognition criteria have not been achieved.

During the three months ended March 31, 2012, losses amounting to $90 were incurred on valuation of inventory at lower of cost or market value and write-off of obsolete inventory.

5.  Share-based Compensation

Share-based compensation expense has been allocated as follows:

	Three months ended March 31,
	2012	2011
Cost of goods sold	$ 1	$ -
Sales and marketing	13	4
Research and development	7	4
General and administrative	30	31
	$ 51	$ 39

| 7 |

CLEARONE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited – Dollars in thousands)

As of March 31, 2012 the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, was approximately $530.

During the three months ended March 31, 2012 and 2011, we granted 30,000 and 0 stock options respectively. We use judgment in determining the fair value of the share-based payments on the date of grant using an option-pricing model with assumptions regarding a number of highly complex and subjective variables.  These variables include the risk-free interest rate of the awards, the expected life of the awards, the expected volatility over the term of the awards, the expected dividends of the awards, and an estimate of the amount of awards that are expected to be forfeited.  We use the Black-Scholes option pricing model to determine the fair value of share-based payments granted under ASC Topic 718.

6.  Shareholders’ Equity

The following table summarizes the change in shareholders’ equity during the three months ended March 31, 2012 and 2011, respectively:

	Three months ended March 31,
	2012	2011
Balance at the beginning of the period	$ 39,664	$ 31,735
Net income during the period	453	812
Stock based compensation	51	39
Exercise of stock options	-	21
Balance at end of the period	$ 40,168	$ 32,607

7. Proceeds from litigation

During the three months ended March 31, 2011, $250 was received as a settlement of amounts due from a defendant in our litigation related to the “Theft of ClearOne’s Intellectual Property and related cases” described in detail in Form 10-K for the year ended  December 31, 2011.

8. Income Taxes

The total outstanding balance for liabilities related to unrecognized tax benefits at March 31, 2012 was approximately $563, of which $35 was associated with interest and penalties. We account for interest expense and penalties for unrecognized tax benefits as part of our income tax provision.

Accrued liabilities as of March 31, 2012 and December 31, 2011 include accrued income taxes payable of $211 and $300, respectively.

9. Commitments and Contingencies

The Company entered in to a consulting arrangement for a period of 12 months.  The consulting arrangement provides for a fixed fee of approximately $180 with additional maximum incentive-based fees of approximately $20 associated with accomplishing specific milestones.

10. Subsequent Events

The Company evaluated its consolidated financial statements as of and for the three months ended March 31, 2012 for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent event which would require recognition or disclosure in the financial statements.

| 8 |

CLEARONE COMMUNICATIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements in this report, other than statements of historical fact, are forward-looking statements for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing.  All forward-looking statements included in this report are made as of the date hereof and are based on information available to us as of such date.  We assume no obligation to update any forward-looking statement.   In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,”  “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology.  Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that any such expectations or any forward-looking statement will prove to be correct.  Our actual results will vary, and may vary materially, from those projected or assumed in the forward-looking statements.  Future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, without limitation, product recalls and product liability claims; infringement of our technology or assertion that our technology infringes the rights of other parties; termination of supplier relationships, or failure of suppliers to perform; inability to successfully manage growth; delays in obtaining regulatory approvals or the failure to maintain such approvals; concentration of our revenue among a few customers, products or procedures; development of new products and technology that could render our products obsolete; market acceptance of new products; introduction of products in a timely fashion; price and product competition, availability of labor and materials, cost increases, and fluctuations in and obsolescence of inventory; volatility of the market price of our common stock; foreign currency fluctuations; changes in key personnel; work stoppage or transportation risks; and other factors referred to in our press releases and reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2011. All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Additional factors that may have a direct bearing on our operating results are discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

On September 2, 2011, we acquired the business of Oregon based MagicBox, Inc., a developer and marketer of a variety of hardware and software solutions to deliver digital content and information to digital displays. This acquisition significantly broadens ClearOne’s current StreamNet offerings and expands its digital signage product portfolio with tools for content and playlist creation and management. The MagicBox content management and its database integration software complement ClearOne’s StreamNet systems.  The StreamNet and MagicBox technologies are an excellent fit to deliver on the challenging requirements for any digital signage provider to distribute content over a local area network while maintaining content and scheduling alignment. As a result of this acquisition and the combination of StreamNet and Magicbox technologies we are the only company to offer complete end-to-end digital signage content management, IP streaming, and control solutions.

On February 16, 2012, we acquired the business of Israel based VCON Video Conferencing, Ltd (“VCON”) for approximately $4.6 million in cash. The acquisition presents us with new global market opportunities and will facilitate accelerated product development. VCON is a pioneer in software based video conferencing solutions with product offerings that include group video conferencing endpoints, desktop video conferencing endpoints, video conferencing infrastructure solutions and software development kits. This acquisition and the combination of streaming and digital signage technologies will provide us with complimentary technology opportunities allowing us to enter new growth markets.

Our business goals are to:

•

Leverage on the streaming, digital signage and video conference technologies we acquired recently to enter new growth markets.

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

Our revenues were $10.2 million and $10.7 million during the quarters ended March 31, 2012 and 2011, respectively. Our gross profit decreased by $194,000 during the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011.  Net income decreased to $453,000 during the quarter ended March 31, 2012 compared to net income of $812,000 during the quarter ended March 31, 2011. The decrease in revenues was  primarily due to a decline in revenue from EMEA and softer sales in the Americas. Net income declined due to reduced revenue, added costs due to acquisitions and higher research and development spending.

| 10 |

CLEARONE COMMUNICATIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We expect the recent acquisitions and new product introductions to start contributing to revenue in the near future.  The prospects of growth in both revenues and profits in the near future would depend on the strength of the global economy, especially the recovery of European markets.  We continue to monitor closely the global economic events and continue our existing measures to control costs and invest in strategic products and initiatives.

A detailed discussion of our results of operations follows below.

Analysis of Results of Operations

Results of Operations for the quarter ended March 31, 2012 and 2011

The following table sets forth certain items from our unaudited condensed consolidated statements of operations (dollars in thousands) for the quarters ended March 31, 2012 and 2011 respectively, together with the percentage of total revenue which each such item represents:

	Quarter ended March 31,				Variance
	2012		2011		Favorable (Unfavorable)
	Amount	% of Revenue	Amount	% of Revenue	Amount
Revenue	$ 10,154	100.0%	$ 10,701	100.0%	$ (547)	-5.1%
Cost of goods sold	4,046	39.8%	4,399	41.1%	353	8.0%
Gross profit	6,108	60.2%	6,302	58.9%	(194)	-3.1%
Sales and marketing	2,134	21.0%	1,983	18.5%	(151)	-7.6%
Research and product development	2,008	19.8%	1,637	15.3%	(371)	-22.7%
General and administrative	1,505	14.8%	1,472	13.8%	(33)	-2.2%
Proceeds from litigation	(250)	-2.5%	-	-	250	100.0%
Operating income	711	7.0%	1,210	11.3%	(499)	-41.2%
Other income, net	16	0.2%	11	0.1%	5	45.5%
Income before income taxes	727	7.2%	1,221	11.4%	(494)	-40.5%
Provision for income taxes	274	2.7%	409	3.8%	135	33.0%
Net income	$ 453	4.5%	$ 812	7.6%	$ (359)	-44.2%

Revenue

Revenue for the quarter ended March 31, 2012 (“2012 Q1”) decreased by approximately 5% over the quarter ended March 31, 2011 (“2011 Q1”). The decrease in revenue affected all product categories and was primarily caused by the economic uncertainty in the European markets due to debt crisis, lower demand from the government sector in North America and slowdown in Asian markets.

During 2012 Q1 and 2011 Q1, the net change in deferred revenue was a net deferral of revenue of $418,000 and $258,000 respectively. See “Critical Accounting Policies and Estimates” under “Revenue and Associated Allowance for Revenue Adjustments and Doubtful Accounts” below for a detailed discussion of deferred revenue.

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

Our gross profit margin, which is gross profit as a percentage of revenue, was 60% and 59% in 2012 Q1 and 2011 Q1, respectively.

| 11 |

CLEARONE COMMUNICATIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Expenses

2012 Q1 operating expenses excluding litigation proceeds of $250,000 were approximately $5.6 million, an increase of approximately $555,000 from $5.1 million in 2011 Q1 or an increase of 11%.  The litigation proceeds of $250,000 represents a receipt of a settlement of amounts due from a defendant in our litigation related to the “Theft of ClearOne’s Intellectual Property and related cases” described in detail in Form 10-K for the year ended  December 31, 2011.

Sales and Marketing (“S&M”) Expenses. S&M expenses include selling, customer service, and marketing expenses such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses.

S&M expenses during 2012 Q1 increased by approximately $151,000, or 8%, when compared to 2011 Q1. The increase in S&M expenses during 2012 Q1 was primarily due to increased employee-related costs due to added headcount consequent to recent acquisitions and increased marketing expenses partially offset by a reduction in commissions to independent sales agents.

Research and Development (“R&D”) Expenses.  R&D expenses include research and development and product line management, including employee-related costs, outside services, expensed materials and depreciation, and an allocation of overhead expenses.

R&D expenses during 2012 Q1 increased by $371,000, or 23%, compared to R&D expenses during 2011 Q1. The decrease was primarily due to increases in employee-related costs due to recent acquisitions and project related costs.

General and Administrative (“G&A”) Expenses.   G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs, and corporate administrative costs, including finance, information technology and human resources.

G&A expenses during 2012 Q1 increased by $33,000, or 2%, compared to expenses during 2011 Q1. The increase was primarily due to increased legal costs related to the acquisition of the business of VCON, amortization of intangibles and bank fees partially offset by reduction in executive bonus, recruitment costs and consulting expenses.

We continue to incur high legal expenses due to various litigation issues explained in detail in Form 10-K for the year ended  December 31, 2011.

Other income (expense), net

Other income (expense), net, includes interest income, interest expense, gain (loss) on the disposal of assets, and currency gain (loss).

Provision for income taxes

During 2012 Q1, we accrued income taxes at the expected annualized rate of 37.7% as compared to annualized rate of 33.5% in 2011 Q1. The increase in the expected annualized rate in 2012 Q1 was primarily due to the expiration of federal R&D credit on December 31, 2011.

Liquidity and Capital Resources

As of March 31, 2012, our cash and cash equivalents were approximately $10.6 million, a decrease of $6.1 million compared to cash and cash equivalents of approximately $16.7 million as of December 31, 2011.

| 12 |

CLEARONE COMMUNICATIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net cash used in operating activities was $1.4 million in 2012 Q1, a decrease of approximately $3.6 million compared to $2.2 million cash provided by operating activities in 2011 Q1. The decrease was primarily due to increases in inventories and prepaid expenses and a decrease in accounts payable partially offset by a decrease in accounts receivables.

Net cash used in investing activities in 2012 Q1 was approximately $4.7 million, which consisted of the acquisition of the business of VCON for $4.6 million and $65,000 towards purchases of equipment. Net cash used in investing activities in 2011 Q1 consisted of the purchase of equipment of approximately $175,000.

As of March 31, 2012 our working capital was $28.6 million as compared to $32.7 million as of December 31, 2011.

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

Our significant accounting policies are described in Note 2 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. We believe the policies described below identify our most critical accounting policies, which are the policies that are both important to the representation of our financial condition and results and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

The amounts of deferred cost of goods sold were included in consigned inventory. The following table details the amount of deferred revenue, cost of goods sold, and gross profit (dollars in thousands):

As of
	March 31, 2012	December 31, 2011
Deferred Revenue	$ 3,822	$ 3,404
Deferred Cost of Goods Sold	1,441	1,199
Deferred Gross Profit	$ 2,381	$ 2,205

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

Impairment of Goodwill and Intangible Assets

We allocated the purchase price of our acquisition of NetStreams, Inc. and the business of Magic Box, Inc. on the basis of well established valuation techniques performed by qualified experts. The purchase price towards the acquisition of the business of VCON Video Conferencing, Ltd. has been allocated on a provisional basis pending full expert valuation. Goodwill is measured as the excess of the fair value of acquisition consideration over the sum of the fair values of tangible and identifiable intangible assets acquired less liabilities assumed. We intend to perform impairment tests of goodwill and intangible assets with an indefinite useful life, on an annual basis in the fourth fiscal quarter, or sooner if a triggering event occurs suggesting possible impairment of the values of these assets. As of March 31, 2012, $1.9 million and $759,000 have been recorded as goodwill and intangible assets with an indefinite useful life, respectively.

In response to changes in industry, technology and competitive circumstances we might be required to exit or dispose of the acquired businesses, which could result in an impairment of goodwill and intangible assets.

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

Accounting for Income Taxes

We are subject to income taxes in both the United States and in certain non-U.S. jurisdictions. We estimate our current tax position together with our future tax consequences attributable to temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation, and other reserves for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, prior year carryback, or future reversals of existing taxable temporary differences. To the extent we believe that recovery is not more likely than not, we establish a valuation allowance against these deferred tax assets. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. To the extent we establish a valuation allowance in a period we must include and expense the allowance within the tax provision in the consolidated statement of operations. Our valuation allowance at March 31, 2012 is $1.2 million.

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

We perform a quarterly analysis of obsolete and slow-moving inventory to determine if any inventory needs to be written down. In general, we write-down our excess and obsolete inventory by an amount that is equal to the difference between the cost of the inventory and its estimated market value if market value is less than cost, based upon assumptions about future product life-cycles, product demand, shelf life of the product, inter-changeability of the product and market conditions. Those items that are found to have a supply in excess of our estimated current demand are considered to be slow-moving or obsolete and classified as long-term. An appropriate reserve is made to write-down the value of that inventory to its expected realizable value. These charges are recorded in cost of goods sold. The reserve against slow-moving or obsolete inventory is established based on several factors which among other things require us to make an estimate of a product’s life-cycle, potential demand and our ability to sell these products at estimated price levels. While we make considerable efforts to calculate reasonable estimates of these variables, actual results may vary. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of changing technology and customer requirements, we could be required to increase our inventory reserves, and our gross profit could be adversely affected.

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

| 16 |

CLEARONE COMMUNICATIONS, INC.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.   CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2012 was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective as of March 31, 2012 to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

There was no change in our internal control over financial reporting during the quarter ended March 31, 2012 that materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

The following is an update to the status of the legal proceedings and commitments and contingencies reported in our Form 10-K for the year ended December 31, 2011 under Part I, Item 3. Legal Proceedings and Note - 8  Commitments and Contingencies of the Notes to Consolidated Financial Statements (Part II, Item 8).

Former Officer Indemnification

On April 30, 2012, the Tenth Circuit denied ClearOne’s writ of mandamus on the grounds that ClearOne’s request for restitution should be reviewed on appeal after entry of a final order by the District Court.

Item 1A.   RISK FACTORS

Not applicable.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.   MINE SAFETY DISCLOSURES

Not applicable.

Item 5.   OTHER INFORMATION

Not applicable.

| 17 |

CLEARONE COMMUNICATIONS, INC.

Item 6.   EXHIBITS

Exhibit No.	Title of Document
2.1	Asset purchase agreement between ClearOne Communications Hong Kong Limited, C-V Private (Israel) Ltd. and VCON Video Conferencing, Ltd.
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definitions Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ClearOne Communications, Inc., (Registrant)

May 14, 2012	By:	/s/ Zeynep Hakimoglu
Zeynep Hakimoglu Chief Executive Officer (Principal Executive Officer)

May 14, 2012	By:	/s/ Narsi Narayanan
Narsi Narayanan Vice President of Finance (Principal Financial and Accounting Officer)

| 18 |