Form 10-Q
period 2012-06-30
CLEARONE COMMUNICATIONS INC
filed 2012-08-14
CIK 840715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[x]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.   9,125,774 shares issued and outstanding as of August 13, 2012.

CLEARONE COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2012

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

CLEARONE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	As of June 30, 2012 Unaudited	As of December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$ 10,418	$ 16,683
Receivables, net of allowance for doubtful accounts of $61 and $149, respectively	7,409	8,457
Inventories	15,064	12,565
Deferred income taxes	3,025	2,987
Prepaid expenses and other assets	1,501	740
Total current assets	37,417	41,432

Long-term inventories, net	2,064	1,905
Property and equipment, net	2,135	2,338
Intangibles, net	5,858	2,690
Goodwill	1,939	1,153
Other assets	64	41
Total assets	$ 49,477	$ 49,559

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 1,285	$ 2,814
Accrued liabilities	2,648	2,534
Deferred product revenue	3,451	3,404
Total current liabilities	7,384	8,752

Deferred income taxes	128	101
Deferred rent	487	494
Other long-term liabilities	686	548
Total liabilities	8,685	9,895

Shareholders' equity:
Common stock, par value $0.001, 50,000,000 shares authorized, 9,125,774 and 9,098,152 shares issued and outstanding	9	9
Additional paid-in capital	40,265	40,073
Treasury stock at cost - 22,814 shares as of June 30, 2012	(92)	-
Retained earnings (accumulated deficit)	610	(418)
Total shareholders' equity	40,792	39,664
Total liabilities and shareholders' equity	$ 49,477	$ 49,559

See accompanying notes

| 1 |

CLEARONE COMMUNICATIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	Three months ended June 30,		Six Months ended June 30,
	2012	2011	2012	2011
Revenue	$ 11,655	$ 11,890	$ 21,809	$ 22,591
Cost of goods sold	4,562	4,734	8,608	9,133
Gross profit	7,093	7,156	13,201	13,458

Operating expenses:
Sales and marketing	2,254	2,106	4,388	4,089
Research and product development	2,029	1,816	4,037	3,453
General and administrative	1,686	1,361	3,191	2,833
Proceeds from litigation	-	-	(250)	-
Total operating expenses	5,969	5,283	11,366	10,375

Operating income	1,124	1,873	1,835	3,083

Other income (expense), net	(5)	7	11	18

Income before income taxes	1,119	1,880	1,846	3,101

Provision for income taxes	544	559	818	968

Net income	$ 575	$ 1,321	$ 1,028	$ 2,133

Basic earnings per common share	$ 0.06	$ 0.15	$ 0.11	$ 0.24
Diluted earnings per common share	$ 0.06	$ 0.14	$ 0.11	$ 0.23

Basic weighted average shares outstanding	9,107,420	8,992,500	9,102,786	8,962,171
Diluted weighted average shares outstanding	9,226,426	9,433,650	9,224,727	9,279,800

See accompanying notes

| 2 |

CLEARONE COMMUNICATIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$ 1,028	$ 2,133
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization expense	754	587
Stock-based compensation	111	83
Provision for (recovery of) doubtful accounts	(64)	53
Increase (decrease) in reserves against inventories	278	(193)
Changes in operating assets and liabilities:
Accounts receivable	1,112	792
Inventories	(2,616)	(647)
Deferred income taxes	(11)	265
Prepaid expenses and other assets	(39)	(253)
Accounts payable	(1,529)	68
Income taxes payable	(750)	288
Accrued liabilities	121	(2,162)
Deferred product revenue	47	(553)
Other long-term assets and liabilities	138	35
Net cash provided by (used in) operating activities	(1,420)	496

Cash flows from investing activities:
Payment towards acquisition of VCON business	(4,632)	-
Purchase of property and equipment	(202)	(248)
Net cash used in investing activities	(4,834)	(248)

Cash flows from financing activities:
Proceeds from the issuance of common stock - options	81	717
Treasury stock purchased	(92)	-
Net cash provided by (used in) financing activities	(11)	717

Net increase (decrease) in cash and cash equivalents	(6,265)	965
Cash and cash equivalents at the beginning of the period	16,683	11,431
Cash and cash equivalents at the end of the period	$ 10,418	$ 12,396

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$ 1,393	$ 269

See accompanying notes

| 3 |

CLEARONE COMMUNICATIONS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Six months ended June 30,
	2012	2011
Supplemental disclosure of non-cash activities:
Exchanged accounts receivable from a vendor with accounts payable to the same vendor	$ -	$ 182
The Company acquired the business of VCON Video Conferencing, Ltd. in February 2012 and recorded the following assets and liabilities:
Inventory	$ 320	$ -
Property and equipment	34	-
Product warranty liability	(8)	-
Tradename	500	-
Patents and technological know-how	2,300	-
Proprietary software	500	-
In-process research and development	200	-
Goodwill	786	-
Cash paid	$ 4,632	$ -

See accompanying notes

| 4 |

CLEARONE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited – Dollars in thousands)

1.  Business Description, Basis of Presentation and Significant Accounting Policies

Business Description:

ClearOne Communications, Inc. and its subsidiaries (collectively, “ClearOne” or the “Company”) is a global company that designs, develops and sells conferencing, collaboration, streaming and digital signage solutions for audio, video and data multimedia communication.  The performance and simplicity of its advanced comprehensive solutions enhance the quality of life.  ClearOne products are designed for business and residential use, offering unprecedented levels of functionality, reliability and scalability.

Basis of Presentation:

The fiscal year for ClearOne is the 12 months ending on December 31st.  The consolidated financial statements include the accounts of ClearOne and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

These accompanying  interim condensed consolidated financial statements for the three and six months ended June 30, 2012 and 2011 respectively have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are not audited. Certain information and footnote disclosures that are usually included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been either condensed or omitted in accordance with SEC rules and regulations. The accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of June 30, 2012 and December 31, 2011, the results of operations for the three and six months ended June 30, 2012 and 2011, and the statements of cash flows for the six months ended June 30, 2012 and 2011. The results of operations for the three and six months ended June 30, 2012 and 2011 are not necessarily indicative of the results for a full-year period.  These interim condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC.

Significant Accounting Policies:

The significant accounting policies were described in Note 2 to the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2011. There have been no significant changes to these policies during the six months ended June 30, 2012, that are of significance or potential significance to the Company.

Warranty Costs – The Company accrues for warranty costs based on estimated warranty return rates and estimated costs to repair. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty returns, and repair cost. The Company reviews the adequacy of its recorded warranty accrual on a quarterly basis.

The details of changes in the Company’s warranty accrual are as follows:

	As of June 30, 2012	As of December 31, 2011
Balance at the beginning of year	$ 467	$ 363
Accruals/additions	166	439
Usage	(196)	(335)
Balance at end of period	$ 437	$ 467

| 5 |

CLEARONE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited – Dollars in thousands)

Earnings Per Share – The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Numerator:
Net income	$ 575	$ 1,321	$ 1,028	$ 2,133
Denominator:
Basic weighted average shares	9,107,420	8,992,500	9,102,786	8,962,171
Dilutive common stock equivalents using treasury stock method	119,006	441,150	121,941	317,629
Diluted weighted average shares	9,226,426	9,433,650	9,224,727	9,279,800

Basic earnings per common share:	$ 0.06	$ 0.15	$ 0.11	$ 0.24
Diluted earnings per common share:	$ 0.06	$ 0.14	$ 0.11	$ 0.23

Weighted average options outstanding	1,207,302	1,133,449	1,185,414	1,169,975
Anti-dilutive options not included in the computations	630,737	5,000	630,737	5,000

2.  Business Combination

On February 16, 2012, the Company completed the acquisition of the video conferencing business of Israel-based VCON Video Conferencing, Ltd. (“VCON”) through an asset purchase agreement. VCON is a pioneer in software based video conferencing solutions with product offerings that include group video conferencing endpoints, desktop video conferencing endpoints, video conferencing infrastructure solutions and software development kits. This acquisition and the combination of streaming and digital signage technologies will provide us with complimentary technology opportunities allowing us to enter new growth markets.

Pursuant to the asset purchase agreement, the Company paid initial consideration of $4,632 in cash. This initial consideration is subject to a final working capital adjustment.

The estimated fair values of assets acquired and liabilities assumed are preliminary and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. The Company believes that such information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is waiting for additional information necessary to finalize those fair values. The measurement period for purchase price allocation ends as soon as information on the facts and circumstances becomes available, but will not exceed twelve months from the date of acquisition. Adjustments in the purchase price allocation may require a recasting of the amounts allocated to intangible assets and possible allocation to goodwill, retroactive to the period in which the acquisition occurred. Therefore, the preliminary measurements of fair value reflected are subject to change and any such changes could be significant.

The preliminary fair value of identified assets and liabilities acquired and goodwill was as follows:

Inventory	$ 320
Property and equipment	34
Product warranty liability	(8)
Tradename	500
Patents and technology	2,300
Proprietary software	500
In-process research and development	200
Goodwill	786
$ 4,632

The Company incurred $40 and $227 towards acquisition related expenses, all of which are categorized under general and administrative expenses in the condensed consolidated statements of operations for the three and six months ended June 30, 2012, respectively.

| 6 |

CLEARONE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited – Dollars in thousands)

Supplemental Pro Forma information

1)

Revenue and net loss from the VCON business from February 16, 2012 to June 30, 2012 was $417 and ($435), respectively.

2)

Revenue and earnings of the combined entity as though the business combination occurred as of January 1, 2011:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenue	$ 11,656	$ 12,560	$ 22,022	$ 23,363
Net income	575	1,317	984	1,963

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

The goodwill balance of $786 related to the acquisition of the VCON business is deductible for tax purposes.

Intangible Assets

Intangible assets as of June 30, 2012 and December 31, 2011 consisted of the following:

	Estimated useful lives	As of June 30, 2012	As of December 31, 2011
Tradename	7 years	$ 935	$ 435
Patents and technology	10 years	4,370	2,070
Proprietary software	3 to 5 years	894	394
In-process research and development	Indefinite	759	559
Other	5 years	49	49
		7,007	3,507
Accumulated Amortization		(1,149)	(817)
		$ 5,858	$ 2,690

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Amortization of intangibles with finite lives	$ 205	$ 87	$ 331	$ 175

| 7 |

CLEARONE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited – Dollars in thousands)

The estimated future amortization expense of intangible assets is as follows:

Years ending December 31,
2012	$ 415
2013	799
2014	797
2015	598
2016	560
2017	508
Thereafter	1,422
$ 5,099

4.  Inventories

Inventories, net of reserves, as of June 30, 2012 and December 31, 2011 consisted of the following:

	As of June 30, 2012	As of December 31, 2011
Current:
Raw materials	$ 951	$ 1,091
Finished goods	14,113	11,474
	$ 15,064	$ 12,565

Long-term:
Raw materials	$ 653	$ 444
Finished goods	1,411	1,461
	$ 2,064	$ 1,905

Long-term inventory represents inventory held in excess of our current requirements for the next twelve months based on our recent sales and forecasted level of sales. We expect to sell the above inventory, net of reserves, at or above the stated cost and believe that no loss will be incurred on its sale.

Current finished goods include consigned inventory in the amounts of approximately $1,246 and $1,199 as of June 30, 2012 and December 31, 2011, respectively. Consigned inventory represents inventory at distributors and other customers where revenue recognition criteria have not been achieved.

The following table summarizes the losses incurred on valuation of inventory at lower of cost or market value and write-off of obsolete inventory during the three and six months ended June 30, 2012 and 2011, respectively.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Losses incurred on valuation of inventory and write-off of obsolete inventory	$ 188	$ -	$ 278	$ -

| 8 |

CLEARONE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited – Dollars in thousands)

5.  Share-based Compensation

Share-based compensation expense has been recorded as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Cost of goods sold	$ -	$ -	$ 1	$ -
Sales and marketing	17	6	30	10
Research and product development	10	4	17	8
General and administrative	33	34	63	65
	$ 60	$ 44	$ 111	$ 83

As of June 30, 2012, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, was approximately $594 which will be recognized over a weighted average period of 2.79 years.

During the three and six months ended June 30, 2012, we granted 65,000 and 95,000 stock options, respectively. During the three and six months ended June 30, 2011, we granted 5,000 stock options. We use judgment in determining the fair value of the share-based payments on the date of grant using an option-pricing model with assumptions regarding a number of highly complex and subjective variables.  These variables include the risk-free interest rate of the awards, the expected life of the awards, the expected volatility over the term of the awards, the expected dividends of the awards, and an estimate of the amount of awards that are expected to be forfeited.  We use the Black-Scholes option pricing model to determine the fair value of share-based payments granted under ASC Topic 718.

In applying the Black-Scholes methodology to the options granted, the Company used the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Risk-free interest rate, average	1.2%	2.5%	1.5%	2.5%
Expected option life, average	7.02 years	6.9 years	7.11 years	6.9 years
Expected price volatility, average	51.7%	52.5%	51.6%	52.5%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

6.  Shareholders’ Equity

The following table summarizes the change in shareholders’ equity during the three and six months ended June 30, 2012 and 2011, respectively:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Balance at the beginning of the period	$ 40,168	$ 32,607	$ 39,664	$ 31,735
Net income during the period	575	1,321	1,028	2,133
Treasury stock purchased	(92)	-	(92)	-
Stock-based compensation	60	44	111	83
Exercise of stock options	81	696	81	717
Balance at end of the period	$ 40,792	$ 34,668	$ 40,792	$ 34,668

| 9 |

CLEARONE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited – Dollars in thousands)

7. Proceeds from Litigation

During the six months ended June 30, 2012, $250 was received as a settlement of amounts due from a defendant in our litigation related to the “Theft of Intellectual Property and Related Cases” described in detail in in Note 8 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements in our Form 10-K for the year ended  December 31, 2011.

8. Income Taxes

The Company’s forecasted effective tax rate at June 30, 2012 is 37.4%, a 2.8 percentage-point increase from the 34.6% effective tax rate recorded at December 31, 2011.  The increase is primarily attributable to the expiration of the U.S. research and development credit on December 31, 2011.  The effective tax rate recorded for the quarter ending June 30, 2012 is 48.6%.  The difference between the forecasted effective tax rate and the rate recorded is primarily due to discrete items related to uncertain tax positions. The reserve for uncertain tax positions increased by approximately $123 during the quarter ended June 30, 2012 as a result of derecognition of tax benefits recognized in a prior period.

Accrued liabilities as of June 30, 2012 and December 31, 2011 include accrued income taxes payable of $294 and $300, respectively.

9. Commitments and Contingencies

The Company entered in to a consulting arrangement for a period of 12 months for transition related work with respect to our VCON acquisition. The consulting arrangement provides for a fixed fee of approximately $180 with additional maximum incentive-based fees of approximately $20 associated with accomplishing specific milestones.

10. Subsequent Events

The Company evaluated its consolidated financial statements as of and for the three months ended June 30, 2012 for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent event which would require recognition or disclosure in the financial statements.

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

We develop, manufacture, market, and service a comprehensive line of high-quality audio conferencing products for personal use as well as traditional tabletop, mid-tier premium and higher end professional products for both large and small businesses. We occupy the number one global market share position, with nearly 50% market share in the professional audio conferencing market for professional products used by large businesses and organizations such as enterprise, healthcare, education and distance learning, government, legal and finance organizations.  Our conferencing solutions save organizations time and money by creating a natural environment for collaboration.

NetStreams® DigilinX, the ClearOne brand for residential multimedia streaming and control, and VIEW™, the ClearOne brand for commercial multimedia streaming and control, deliver a superior IP A/V experience by streaming high definition audio and video (multimedia) and control over TCP/IP LAN networks.

NetStreams' technology is used in a wide variety of applications including digital signage, corporate video streaming, network operations centers, distance education, and in venues for hospitality and entertainment, as well as casinos.

| 11 |

CLEARONE COMMUNICATIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ClearOne’s products, designed for commercial and residential use, offer outstanding levels of performance, functionality, simplicity, reliability, and scalability. By combining audio and or video content, meta-data and control signals into one stream over existing Internet Protocol networks, in harmony with industry standards, ClearOne's newly patented StreamNet® solutions enable the Power of AV over IP™ for bourgeoning markets such as digital signage, enterprise multimedia streaming and home entertainment.  Also sold under the NetStreams residential brand are non-IP multimedia distribution solutions for economical multimedia residential streaming applications.

On September 2, 2011, we acquired the business of Oregon based MagicBox, Inc., a developer and marketer of a variety of hardware and software solutions to deliver digital content and information to digital displays. This acquisition significantly broadens ClearOne’s current StreamNet offerings and expands its digital signage product portfolio with tools for content and playlist creation and management. The MagicBox content management and its database integration software complement ClearOne’s StreamNet systems.  The StreamNet and MagicBox technologies are an excellent fit to deliver on the challenging requirements for any digital signage provider to distribute content over a local area network while maintaining content and scheduling alignment. As a result of this acquisition and the combination of StreamNet and Magicbox technologies, we are the only company to offer complete end-to-end digital signage content management, IP streaming, and control solutions.

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

Our business goals are to:

•

Leverage on the streaming, digital signage and video conference technologies we acquired recently to enter new growth markets;

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

•

Capitalize on emerging market opportunities as audio video, information technology, unified communications and traditional digital signage converge to meet enterprise and commercial multimedia needs; and

•

Expand and strengthen sales channels.

We will continue to improve our existing high-quality products and develop new products for the bourgeoning conferencing and collaboration, and multimedia streaming markets and focus on strategic initiatives to achieve our business goals.

Our revenues were $11.7 million and $21.8 million during the three and six months ended June 30, 2012, respectively, compared to $11.9 million and $22.6 million during the three and six months ended June 30, 2011, respectively. Revenues decreased by 2% and 3% during the three and six months ended June 30, 2012, respectively, over the comparable periods of 2011. Our gross profit decreased by $63,000 and $257,000 during the three and six months ended June 30, 2012, respectively, compared to the three and six months ended June 30, 2011.  Net income also decreased by $746,000 and $1.1 million during the three and six months ended June 30, 2012, respectively, compared to the three and six months ended June 30, 2011. Net income declined due to reduced revenue and added costs due to acquisitions.

| 12 |

CLEARONE COMMUNICATIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We expect the recent acquisitions and new product introductions to start contributing to revenue in the near future.  The prospects of growth in both revenues and profits in the near future would depend on the strength of the global economy and the penetration level of our new products including products added through acquisitions. We continue to closely monitor the global economic events and continue our existing measures to control costs and invest in strategic products and initiatives.

A detailed discussion of our results of operations follows below.

ANALYSIS OF RESULTS OF OPERATIONS

Results of Operations for the three months ended June 30, 2012, and 2011, and six months ended June 30, 2012, and 2011

The following table sets forth certain items from our unaudited condensed consolidated statements of operations (dollars in thousands) for the three months ended June 30, 2012 and 2011 respectively, and the six months ended June 30, 2012 and 2011, respectively, together with the percentage of total revenue which each such item represents:

	Three months ended June 30,					Six months ended June 30,
	2012	% of Revenue	2011	% of Revenue	Change†	2012	% of Revenue	2011	% of Revenue	Change†
Revenue	$ 11,655	100%	$ 11,890	100%	-2%	$ 21,809	100%	$ 22,591	100%	-3%
Cost of goods sold	4,562	39%	4,734	40%	4%	8,608	39%	9,133	40%	6%
Gross profit	7,093	61%	7,156	60%	-1%	13,201	61%	13,458	60%	-2%
Sales and marketing	2,254	19%	2,106	18%	-7%	4,388	20%	4,089	18%	-7%
Research and product development	2,029	17%	1,816	15%	-12%	4,037	19%	3,453	15%	-17%
General and administrative	1,686	14%	1,361	11%	-24%	3,191	15%	2,833	13%	-13%
Proceeds from litigation	-	-	-	-	-	(250)	-1%	-	-	-
Operating income	1,124	10%	1,873	16%	-40%	1,835	8%	3,083	14%	-40%
Other income (expense), net	(5)	0%	7	0%	-171%	11	0%	18	0%	-39%
Income before income taxes	1,119	10%	1,880	16%	-40%	1,846	8%	3,101	14%	-40%
Provision for income taxes	(544)	-5%	(559)	-5%	-3%	(818)	-4%	(968)	-4%	-15%
Net income	$ 575	5%	$ 1,321	11%	-56%	$ 1,028	5%	$ 2,133	9%	-52%

_______________________

† Change represents percentage change over the previous period. A positive number indicates a change favorable to the net income. A negative number indicates a change unfavorable to the net income.

Revenue

Revenue for the three months ended June 30, 2012 (“2012 Q2”) decreased by approximately 2% over the three months ended June 30, 2011 (“2011 Q2”). The revenues decreased due to reduced demand across all the regions except EMEA, which had a modest growth. All product categories with the exception of premium conferencing suffered decline in revenues.

Revenue for the six months ended June 30, 2012 (“2012 H1”) decreased by approximately 3% over the six months ended June 30, 2011 (“2011 H1”). The revenues decreased due to reduced demand across all the regions and all the product categories with the exception of premium conferencing.

The decline in revenues were partially offset by additional revenues from video conferencing and digital signage products.

During 2012 Q2 and 2011 Q2, the net change in deferred revenue was net recognition of revenue of $371,000 and $811,000, respectively. During 2012 H1 and 2011 H1, the net change in deferred revenue was net deferral of $48,000 and net recognition of revenue of $553,000, respectively. See “Critical Accounting Policies and Estimates” under “Revenue and Associated Allowance for Revenue Adjustments and Doubtful Accounts” below for a detailed discussion of deferred revenue.

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

Our gross profit margin (GPM), which is gross profit as a percentage of revenue, was 61% and 60% in 2012 Q2 and 2011 Q2, respectively. GPM for 2012 H1 was 61% compared to 60% during 2011 H1.

Operating Expenses

2012 Q2 operating expenses were approximately $6.0 million, an increase of approximately $686,000 from $5.3 million in 2011 Q2, or an increase of 13%. 2012 H1 operating expenses excluding litigation proceeds of $250,000 were approximately $11.6 million, an increase of approximately $1.2 million from $10.4 million in 2011 H1, or an increase of 12%. The litigation proceeds of $250,000 represent the receipt of a settlement of amounts due from a defendant in our litigation related to the “Theft of Intellectual Property and Related Cases” described in detail in in Note 8 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements in our Form 10-K for the year ended  December 31, 2011..

Sales and Marketing (“S&M”) Expenses. S&M expenses include selling, customer service, and marketing expenses such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses.

S&M expenses during 2012 Q2 and 2012 H1 increased by approximately $148,000 and $299,000, respectively or 7%, when compared to previous periods. The increase in S&M expenses during 2012 Q2 and 2012 H1 was primarily due to increased employee-related costs resulting from added headcount in connection with recent acquisitions and increased marketing expenses partially offset by decreases in commission paid to independent sales agents.

Research and Development (“R&D”) Expenses.  R&D expenses include research and development and product line management, including employee-related costs, outside services, expensed materials and depreciation, and an allocation of overhead expenses.

R&D expenses during 2012 Q2 increased by $213,000, or 12%, compared to R&D expenses during 2011 Q2. The increase was primarily due to increases in employee-related costs due to recent acquisitions, partially offset by decreases in project related costs.

R&D expenses during 2012 H1 increased by $584,000, or 17%, compared to R&D expenses during 2011 H1. The increase was primarily due to increases in employee-related costs due to recent acquisitions, and other hires partially offset by decreases in software and subscription costs.

General and Administrative (“G&A”) Expenses. G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs, and corporate administrative costs, including finance, information technology and human resources.

G&A expenses during 2012 Q2 increased by $325,000, or 24%, compared to expenses during 2011 Q2. The increase was primarily due to increased costs associated with the recently acquired operations of VCON, increase in amortization of intangibles, and increased employee-related costs partially offset by a reduction in bad debts.

G&A expenses during 2012 H1 increased by $358,000, or 13%, compared to expenses during 2011 H1. The increase was primarily due to increased costs associated with the recently acquired operations of VCON, an increase in amortization of intangibles and bank fees, partially offset by reduction in legal expenses, bad debts, recruitment costs and consulting expenses.

| 14 |

CLEARONE COMMUNICATIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We continue to incur high legal expenses due to various litigation issues explained in detail in our Form 10-K for the year ended December 31, 2011.

Other income (expense), net

Other income (expense), net, includes interest income, interest expense, and currency gain (loss).

Provision for income taxes

During 2012 Q2, we accrued income taxes at the expected annualized rate of 37.4% as compared to annualized rate of 33.5% in 2011 Q2. The increase in the expected annualized rate in 2012 Q2 was primarily due to the expiration of federal R&D credit on December 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2012, our cash and cash equivalents were approximately $10.4 million, a decrease of $6.3 million compared to cash and cash equivalents of approximately $16.7 million as of December 31, 2011.

Net cash used in operating activities was $1.4 million in 2012 H1, a decrease of approximately $1.9 million compared to $496,000 cash provided by operating activities in 2011 H1. The decrease was primarily due to increases in inventories, an increase in payments for accounts payable and income taxes offset by increased inflows from accounts receivables.

Net cash used in investing activities in 2012 H1 was approximately $4.8 million, which consisted of the acquisition of the business of VCON for $4.6 million and $202,000 towards purchases of equipment. Net cash used in investing activities in 2011 H1 consisted of the purchase of equipment of approximately $248,000.

Net cash used in financing activities in 2012 H1 was approximately $11,000, which consisted of the acquisition of outstanding stock totaling $92,000 offset by $81,000 proceeds received on exercise of stock options. In 2011 H1, net cash provided by financing activities  amounted to $717,000 through proceeds received on the exercise of stock options.

As of June 30, 2012 our working capital was $30.0 million as compared to $32.7 million as of December 31, 2011.

We believe that future income from operations and effective management of working capital will provide the liquidity needed to meet our short-term and long-term operating requirements and finance our growth plans. We also believe that our strong financial position and solid business model will help us raise additional capital when needed to meet our short and long-term financing needs. In addition to capital expenditures, we may use cash in the near future for selective investments in technological, marketing or product manufacturing capabilities to broaden our product offerings, and for acquisitions that may strategically fit our business and are accretive to our business performance. However, no assurance can be given that changes will not occur that would consume available capital resources at a rate more rapidly than anticipated and we may need or want to raise additional capital through debt or equity financing to fund our operations within this period of time.

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

| 15 |

CLEARONE COMMUNICATIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our significant accounting policies are described in Note 2 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011and Note 1 to the Condensed Consolidated Financial Statements attached herewith. We believe the policies described below identify our most critical accounting policies, which are the policies that are both important to the representation of our financial condition and results and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

The accuracy of the deferred revenue and costs depends to a large extent on the accuracy of the inventory reports provided by our distributors and other resellers and any material error in those reports would affect our revenue deferral. However, we believe that the controls we have in place, including periodic physical inventory verifications and analytical reviews, would help us identify and prevent any material errors in such reports.

The amounts of deferred cost of goods sold were included in consigned inventory. The following table details the amount of deferred revenue, cost of goods sold, and gross profit (dollars in thousands):

As of
	June 30, 2012	December 31, 2011
Deferred revenue	$ 3,451	$ 3,404
Deferred cost of goods sold	1,247	1,199
Deferred gross profit	$ 2,204	$ 2,205

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

| 16 |

CLEARONE COMMUNICATIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Impairment of Goodwill and Intangible Assets

We allocated the purchase price of our acquisition of NetStreams, Inc. and the business of Magic Box, Inc. on the basis of well-established valuation techniques performed by qualified experts. The purchase price towards the acquisition of the business of VCON Video Conferencing, Ltd. has been allocated on a provisional basis pending full valuation. Goodwill is measured as the excess of the fair value of acquisition consideration over the sum of the fair values of tangible and identifiable intangible assets acquired less liabilities assumed. We intend to perform impairment tests of goodwill and intangible assets with an indefinite useful life, on an annual basis in the fourth fiscal quarter, or sooner if a triggering event occurs suggesting possible impairment of the values of these assets. As of June 30, 2012, $1.9 million and $759,000 have been recorded as goodwill and intangible assets with an indefinite useful life, respectively. In response to changes in industry, technology and competitive circumstances we may be required to exit or dispose of the acquired businesses, which could result in an impairment of goodwill and intangible assets.

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

Accounting for Income Taxes

We are subject to income taxes in both the United States and in certain non-U.S. jurisdictions. We estimate our current tax position together with our future tax consequences attributable to temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation, and other reserves for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, prior year carryback, or future reversals of existing taxable temporary differences. To the extent we believe that recovery is not more likely than not, we establish a valuation allowance against these deferred tax assets. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. To the extent we establish a valuation allowance in a period, we must include and expense the allowance within the tax provision in the consolidated statement of operations. Our valuation allowance at June 30, 2012 is $1.2 million.

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

We perform a quarterly analysis of obsolete and slow-moving inventory to determine if any inventory needs to be written down. In general, we write down our excess and obsolete inventory by an amount that is equal to the difference between the cost of the inventory and its estimated market value if market value is less than cost, based upon assumptions about future product life-cycles, product demand, shelf life of the product, inter-changeability of the product and market conditions. Those items that are found to have a supply in excess of our estimated current demand are considered to be slow-moving or obsolete and classified as long-term. An appropriate reserve is made to write down the value of that inventory to its expected realizable value. These charges are recorded in cost of goods sold.

| 17 |

CLEARONE COMMUNICATIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The reserve against slow-moving or obsolete inventory is established based on several factors which, among other things, require us to make an estimate of a product’s life-cycle, potential demand and our ability to sell these products at estimated price levels. While we make considerable efforts to calculate reasonable estimates of these variables, actual results may vary. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of changing technology and customer requirements, we could be required to increase our inventory reserves, and our gross profit could be adversely affected.

Share-Based Compensation

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

| 18 |

CLEARONE COMMUNICATIONS, INC.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.   CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2012 was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective as of June 30, 2012 to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

There was no change in our internal control over financial reporting during the quarter ended June 30, 2012 that materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

The following is an update to the status of the legal proceedings and commitments and contingencies reported in our Form 10-K for the year ended December 31, 2011 under Part I, Item 3. Legal Proceedings and Note 8 - Commitments and Contingencies of the Notes to Consolidated Financial Statements (Part II, Item 8) and our Form 10-Q for the period ended March 31, 2012 under Part II, Item 1. Legal Proceedings.

Former Officer Indemnification:

Flood: As previously reported, on April 4, 2011, the Tenth Circuit Court of Appeals in Denver affirmed Frances Flood’s conviction, but has allowed her to assert in a collateral proceeding her claim that she received ineffective assistance of counsel because her trial counsel allegedly labored under actual conflicts of interest.  On June 5, 2012, Judge Benson denied Flood’s motion to vacate and set aside her conviction based on this theory.

Also, still pending in the Federal District Court for the District of Utah is our counterclaim for approximately $2,948,000 seeking to enforce Flood’s August 2003 promise to repay all advanced expenses if it was ultimately adjudged that she did not meet the requisite standard of conduct.

Strohm: As previously reported, on June 8, 2011, the Third Judicial District Court in Salt Lake City, Utah, entered Judgment in Susie Strohm’s lawsuit against us for $973,000 in fees and expenses in the criminal case, plus $362,000 in interest at 18% through February 1, 2011, which amounts were paid by us under protest to Dorsey on February 1, 2011.  The Judgment also included $865,000 in civil case fees and expenses plus interest.  We have posted a cash bond to cover the civil case fees and interest pending our appeal.  On August 4, 2011, the Utah Supreme Court decided that it would hear our appeal.  Susie Strohm’s counsel appealed as well.  Appellate briefs were fully submitted on March 22, 2012, and the Utah Supreme Court has scheduled oral argument for September 6, 2012.

Theft of Intellectual Property and Related Cases:

As previously reported, in December 2011, we reached a settlement with Biamp, resulting in payment to us of $3,860,000, including by release of sum of $3,702,000 to us from the supersedeas bonds posted by Biamp with the Third Judicial District Court, Salt Lake County, State of Utah, and an additional payment.  In February 2012, we reached a settlement with a Wideband defendant resulting in payment to us of $250,000.

In August 2007, we filed a motion for a preliminary injunction in the United States District Court, District of Utah, seeking to enjoin Wideband Solutions, Inc. from licensing certain technology we believe constituted our intellectual property and trade secrets to Harman Music Group, Inc. (“Harman”).

| 19 |

CLEARONE COMMUNICATIONS, INC.

On September 13, 2007, the court in the Trade Secret Case granted ClearOne leave to add Harman and a former ClearOne employee working for Harman as defendants in that case.  For procedural reasons, these claims against Harman and the Harman employee were refiled in Utah state court, the Third Judicial District Court for Salt Lake County, on September 18, 2007 (the “Harman Case”).  Like the Intellectual Property Case, the Harman Case brought claims related to the theft and misuse of ClearOne’s confidential and trade secret information.  Harman asserted a counterclaim for bad-faith initiation of litigation.  In August 2012, this case was settled pursuant to a Confidential Settlement Agreement that resolved the case to the satisfaction of all parties.

Donald Bowers filed appeals in January and February 2012 challenging $236,000 of the $294,000 in the attorney fees awarded against him, and briefing of that appeal is expected to be complete in August 2012.

The DialHD Georgia Action:

On July 27, 2012, the Superior Court of Columbia County in the State of Georgia awarded sanctions against Donald Bowers, and requested we submit a calculation of our fees and costs.  On August 3, 2012, we submitted our calculation, requesting $81,000 in costs and attorney fees.  The Court has not ruled on this request.

Item 1A.   RISK FACTORS

Not applicable.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The table below summarizes information about our purchases of our equity securities registered pursuant to Section 12 of the Exchange Act of 1934, as amended, during the quarterly period ended June 30, 2012.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Program (in millions)
April 1, 2012 through April 30, 2012	-	$-	-	$-
May 1, 2012 through May 31, 2012	1,199	$3.96	1,199	$1,995,252
June 1, 2012 through June 30, 2012	21,615	$4.04	21,615	$1,907,948
Total	22,814	$4.03	22,814

___________________

(1)  In May 2012, our Board of Directors authorized a stock repurchase program.  Under the program, we are authorized to repurchase up to $2 million of our outstanding common stock from time to time over the following 12 months.  Any stock repurchases may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans.  Rule 10b5-1 permits us to establish, while not in possession of material nonpublic information, prearranged plans to buy stock at a specific price in the future, regardless of any subsequent possession of material nonpublic information. The timing and actual number of shares repurchased will depend on a variety of factors, including market conditions and other factors. The stock repurchase program may be suspended or discontinued at any time without prior notice.

(2)  The price paid per share of common stock includes the related transaction costs.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

| 20 |

CLEARONE COMMUNICATIONS, INC.

Item 4.   MINE SAFETY DISCLOSURES

Not applicable.

Item 5.   OTHER INFORMATION

Not applicable.

Item 6.   EXHIBITS

Exhibit No.	Title of Document
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Principal Financial Officer
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definitions Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

__________________

* To be filed by an amendment to this Quarterly Report on Form 10-Q within 30 days in accordance with Rule 405(a)(2)(ii) of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ClearOne Communications, Inc., (Registrant)

August 14, 2012	By:	/s/ Zeynep Hakimoglu
Zeynep Hakimoglu Chief Executive Officer (Principal Executive Officer)

August 14, 2012	By:	/s/ Narsi Narayanan
Narsi Narayanan Vice President of Finance (Principal Financial and Accounting Officer)

| 21 |