Form 10-Q/A
period 2012-03-31
CLEARONE COMMUNICATIONS INC
filed 2012-09-13
CIK 840715

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.   9,191,099 shares issued and outstanding as of August 13, 2012.

CLEARONE COMMUNICATIONS, INC.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (the “Form 10-Q”) is to furnish the interactive data files as required by Rule 405 of Regulation S-T. Exhibit 101 to this Amendment No. 1 provides the following materials from the Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, and (iv) the notes to the consolidated financial statements.

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

PART II  - OTHER INFORMATION

Item 6.   EXHIBITS

Exhibit No.	Title of Document
31.1	Section 302 Certification of Chief Executive Officer - Previously filed
31.2	Section 302 Certification of Principal Financial Officer - Previously filed
32.1	Section 906 Certification of Chief Executive Officer - Previously filed
32.2	Section 906 Certification of Principal Financial Officer - Previously filed
101.INS	XBRL Instance Document – Submitted herewith
101.SCH	XBRL Taxonomy Extension Schema – Submitted herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase – Submitted herewith
101.DEF	XBRL Taxonomy Extension Definitions Linkbase – Submitted herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase – Submitted herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase – Submitted herewith

CLEARONE COMMUNICATIONS, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ClearOne Communications, Inc., (Registrant)

September 13, 2012	By:	/s/ Zeynep Hakimoglu
Zeynep Hakimoglu Chief Executive Officer (Principal Executive Officer)

September 13, 2012	By:	/s/ Narsi Narayanan
Narsi Narayanan Vice President of Finance (Principal Financial and Accounting Officer)