Form 10-Q
period 2012-09-30
CLEARONE COMMUNICATIONS INC
filed 2012-11-15
CIK 840715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
or
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.   9,193,552 shares issued and outstanding as of November 12, 2012.

CLEARONE COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2012

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
CLEARONE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)

	September 30, 2012	December 31, 2011
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$14,332	$16,683
Receivables, net of allowance for doubtful accounts of $64 and $149, respectively	7,667	8,457
Inventories	11,992	12,565
Deferred income taxes	3,025	2,987
Prepaid expenses and other assets	1,448	740
Total current assets	38,464	41,432

Long-term inventories, net	2,432	1,905
Property and equipment, net	1,971	2,338
Intangibles, net	5,636	2,690
Goodwill	1,939	1,153
Other assets	64	41
Total assets	$50,506	$49,559

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,411	$2,814
Accrued liabilities	2,568	2,534
Deferred product revenue	3,545	3,404
Total current liabilities	7,524	8,752

Deferred income taxes	128	101
Deferred rent	454	494
Other long-term liabilities	686	548
Total liabilities	8,792	9,895

Shareholders' equity:
Common stock, par value $0.001, 50,000,000 shares authorized, 9,191,099 and 9,098,152 shares issued and outstanding	9	9
Additional paid-in capital	40,550	40,073
Treasury stock at cost - 94,744 shares as of September 30, 2012	(384)	—
Retained earnings (accumulated deficit)	1,539	(418)
Total shareholders' equity	41,714	39,664
Total liabilities and shareholders' equity	$50,506	$49,559

See accompanying notes

CLEARONE COMMUNICATIONS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenue	$11,573	$11,511	$33,382	$34,102
Cost of goods sold	4,856	4,534	13,464	13,666
Gross profit	6,717	6,977	19,918	20,436

Operating expenses:
Sales and marketing	1,821	2,184	6,209	6,274
Research and product development	1,959	1,796	5,996	5,249
General and administrative	1,545	1,333	4,736	4,166
Proceeds from litigation	—	(3,702)	(250)	(3,702)
Total operating expenses	5,325	1,611	16,691	11,987

Operating income	1,392	5,366	3,227	8,449

Other income (expense), net	29	(4)	40	15

Income before income taxes	1,421	5,362	3,267	8,464

Provision for income taxes	492	1,987	1,310	2,956

Net income	$929	$3,375	$1,957	$5,508

Basic earnings per common share	$0.10	$0.37	$0.21	$0.61
Diluted earnings per common share	$0.10	$0.36	$0.21	$0.59

Basic weighted average shares outstanding	9,113,713	9,089,919	9,106,455	9,005,221
Diluted weighted average shares outstanding	9,193,574	9,358,292	9,219,161	9,276,619

See accompanying notes

CLEARONE COMMUNICATIONS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$1,957	$5,508
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization expense	1,166	872
Stock-based compensation	176	130
Provision for doubtful accounts	6	199
Increase (decrease) in reserves against inventories	278	(166)
Loss on disposal of assets	—	4
Proceeds from litigation	—	(3,702)
Changes in operating assets and liabilities:
Accounts receivable	784	1,179
Inventories	88	(1,750)
Deferred income taxes	(11)	1,418
Prepaid expenses and other assets	336	(281)
Accounts payable	(1,403)	(53)
Income taxes payable	(1,155)	958
Accrued liabilities	123	(1,768)
Deferred product revenue	141	(602)
Other long-term assets and liabilities	138	88
Net cash provided by operating activities	2,624	2,034

Cash flows from investing activities:
Payment towards acquisition of VCON business	(4,632)	—
Payment towards acquisition of MagicBox business	—	(750)
Purchase of property and equipment	(260)	(309)
Net cash used in investing activities	(4,892)	(1,059)

Cash flows from financing activities:
Proceeds from the issuance of common stock - options	301	732
Treasury stock purchased	(384)	—
Net cash provided by (used in) financing activities	(83)	732

Net increase (decrease) in cash and cash equivalents	(2,351)	1,707
Cash and cash equivalents at the beginning of the period	16,683	11,431
Cash and cash equivalents at the end of the period	$14,332	$13,138

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,393	$274

See accompanying notes

CLEARONE COMMUNICATIONS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Nine months ended September 30,
	2012	2011
Supplemental disclosure of non-cash activities:
Exchanged accounts receivable from a vendor with accounts payable to the same vendor	$—	$182
The Company acquired the business of VCON Video Conferencing, Ltd. in February 2012 and recorded the following assets and liabilities:
Inventory	$320	$—
Property and equipment	34	—
Product warranty liability	(8)	—
Tradename	500	—
Patents and technological know-how	2,300	—
Proprietary software	500	—
In-process research and development	200	—
Goodwill	786	—
Cash paid	$4,632	$—

The Company acquired the business of MagicBox, Inc. in September 2011 and recorded the following assets and liabilities:
Accounts receivable	$—	$81
Inventory	—	117
Other current assets	—	12
Accrued liabiities	—	(4)
Property and equipment	—	9
Proprietary software	—	665
In-process research and development	—	75
Tradename	—	25
Cash paid	$—	$980

See accompanying notes

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

These accompanying  interim condensed consolidated financial statements for the three and nine months ended September 30, 2012 and 2011 respectively have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are not audited. Certain information and footnote disclosures that are usually included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been either condensed or omitted in accordance with SEC rules and regulations. The accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of September 30, 2012 and December 31, 2011, the results of operations for the three and nine months ended September 30, 2012 and 2011, and the statements of cash flows for the nine months ended September 30, 2012 and 2011. The results of operations for the three and nine months ended September 30, 2012 and 2011 are not necessarily indicative of the results for a full-year period.  These interim condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC.

Significant Accounting Policies:

The significant accounting policies were described in Note 2 to the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2011. There have been no significant changes to these policies during the nine months ended September 30, 2012 that are of significance or potential significance to the Company.

Warranty Costs – The Company accrues for warranty costs based on estimated warranty return rates and estimated costs to repair. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty returns, and repair cost. The Company reviews the adequacy of its recorded warranty accrual on a quarterly basis.

The details of changes in the Company’s warranty accrual are as follows:

	September 30, 2012	December 31, 2011
Balance at the beginning of year	$467	$363
Accruals/additions	234	439
Usage	(264)	(335)
Balance at end of period	$437	$467

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited – Dollars in thousands)

Earnings Per Share – The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Numerator:
Net income	$929	$3,375	$1,957	$5,508
Denominator:
Basic weighted average shares	9,113,713	9,089,919	9,106,455	9,005,221
Dilutive common stock equivalents using treasury stock method	79,861	268,373	112,706	271,398
Diluted weighted average shares	9,193,574	9,358,292	9,219,161	9,276,619

Basic earnings per common share:	$0.10	$0.37	$0.21	$0.61
Diluted earnings per common share:	$0.10	$0.36	$0.21	$0.59

Weighted average options outstanding	1,215,747	1,067,717	1,195,599	1,135,514
Anti-dilutive options not included in the computations	799,203	374,611	799,203	374,611

2.	Business Combination

On February 16, 2012, the Company completed the acquisition of the video conferencing business of Israel-based VCON Video Conferencing, Ltd. (“VCON”) through an asset purchase agreement. VCON is a pioneer in software based video conferencing solutions with product offerings that include group video conferencing endpoints, desktop video conferencing endpoints, video conferencing infrastructure solutions and software development kits. This acquisition and the combination of streaming and digital signage technologies will provide us with complementary technology opportunities allowing us to enter new growth markets.

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

The preliminary fair value of identified assets and liabilities acquired and goodwill is as follows:

Inventory	$320
Property and equipment	34
Product warranty liability	(8)
Tradename	500
Patents and technology	2,300
Proprietary software	500
In-process research and development	200
Goodwill	786
$4,632

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited – Dollars in thousands)

The Company incurred $44 and $270 towards acquisition related expenses, all of which are categorized under general and administrative expenses in the condensed consolidated statements of operations for the three and nine months ended September 30, 2012, respectively.

Supplemental Pro Forma information

1)	Revenue and net loss from the VCON business from February 16, 2012 to September 30, 2012 was $720 and ($773), respectively.

2)	Revenue and earnings of the combined entity as though the business combination occurred as of January 1, 2011 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenue	$11,573	$11,886	$33,595	$35,249
Net income	929	3,152	1,913	5,115

3)	There were no material, nonrecurring pro forma adjustments directly attributable to the acquisition included in this supplemental Pro Forma information.

3.	Goodwill and Intangibles

Goodwill

The goodwill of $786 related to the acquisition of VCON is comprised of expected synergies in utilizing VCON technology in ClearOne product offerings, reduction in future combined research and development expenses, and intangible assets including acquired workforce that do not qualify for separate recognition. The goodwill balance of $786 related to the acquisition of the VCON business is deductible for tax purposes.

Intangible Assets

Intangible assets as of September 30, 2012 and December 31, 2011 consisted of the following:

	Estimated useful lives	September 30, 2012	December 31, 2011
Tradename	7 years	$935	$435
Patents and technology	10 years	4,370	2,070
Proprietary software	3 to 5 years	894	394
In-process research and development	Indefinite	759	559
Other	5 years	49	49
		7,007	3,507
Accumulated amortization		(1,371)	(817)
		$5,636	$2,690

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Amortization of intangibles with finite lives	$222	$87	$554	$263

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited – Dollars in thousands)

The estimated future amortization expense of intangible assets is as follows:

Years ending December 31,
2012 (remainder)	$208
2013	799
2014	782
2015	598
2016	560
2017	508
Thereafter	1,422
$4,877

4.	Inventories

Inventories, net of reserves, as of September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012	December 31, 2011
Current:
Raw materials	$867	$1,091
Finished goods	11,125	11,474
	$11,992	$12,565

Long-term:
Raw materials	$650	$444
Finished goods	1,782	1,461
	$2,432	$1,905

Long-term inventory represents inventory held in excess of our current requirements for the next 12 months based on our recent sales and forecasted level of sales. We expect to sell the above inventory, net of reserves, at or above the stated cost and believe that no loss will be incurred on its sale.

Current finished goods include consigned inventory in the amounts of approximately $1,270 and $1,199 as of September 30, 2012 and December 31, 2011, respectively. Consigned inventory represents inventory at distributors and other customers where revenue recognition criteria have not yet been achieved.

The following table summarizes the losses incurred on valuation of inventory at lower of cost or market value and write-off of obsolete inventory during the three and nine months ended September 30, 2012 and 2011, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Losses incurred on valuation of inventory and write-off of obsolete inventory	$—	$—	$278	$—

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited – Dollars in thousands)

5.	Share-based Compensation

Share-based compensation expense has been recorded as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Cost of goods sold	$2	$—	$3	$—
Sales and marketing	15	4	45	14
Research and product development	9	4	26	12
General and administrative	39	40	102	105
	$65	$48	$176	$131

As of September 30, 2012, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, was approximately $680, which will be recognized over a weighted average period of 2.95 years.

During the three and nine months ended September 30, 2012, we granted 92,000 and 187,000 stock options, respectively. During the three and nine months ended September 30, 2011, we granted 96,611 and 101,611 stock options, respectively. We use judgment in determining the fair value of the share-based payments on the date of grant using an option-pricing model with assumptions regarding a number of highly complex and subjective variables.  These variables include the risk-free interest rate of the awards, the expected life of the awards, the expected volatility over the term of the awards, the expected dividends of the awards, and an estimate of the amount of awards that are expected to be forfeited.  We use the Black-Scholes option pricing model to determine the fair value of share-based payments granted under ASC Topic 718.

In applying the Black-Scholes methodology to the options granted, the Company used the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Risk-free interest rate, average	1.1%	1.4%	1.3%	1.7%
Expected option life, average	7.3 years	7.1 years	7.2 years	7.0 years
Expected price volatility, average	51.1%	51.9%	51.4%	51.8%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted average per share fair value	$2.13	$3.35	$2.19	$3.16

6.	Shareholders’ Equity

The following table summarizes the change in shareholders’ equity during the three and nine months ended September 30, 2012 and 2011, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Balance at the beginning of the period	$40,792	$34,668	$39,664	$31,735
Net income during the period	929	3,375	1,957	5,508
Treasury stock purchased	(292)	—	(384)	—
Stock-based compensation	65	48	176	131
Exercise of stock options	220	14	301	731
Balance at end of the period	$41,714	$38,105	$41,714	$38,105

CLEARONE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited – Dollars in thousands)

7.	Proceeds from Litigation
During the nine months ended September 30, 2012, $250 was received as a settlement of amounts due from a defendant in our litigation related to the “Theft of Intellectual Property and Related Cases” described in detail in Note 8 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements in our Form 10-K for the year ended  December 31, 2011, and updated in our subsequent Form 10-Qs.

8.	Income Taxes
The Company’s forecasted effective tax rate at September 30, 2012 is 37.7%, a 3.1 percentage-point increase from the 34.6% effective tax rate recorded at December 31, 2011.  The increase is primarily attributable to the expiration of the U.S. research and development credit on December 31, 2011.  The effective tax rate recorded for the quarter ending September 30, 2012 is 34.6%.  The difference between the forecasted effective tax rate and the rate recorded is primarily due to discrete items related to benefit from federal return-to-provision true-up.

Accrued liabilities as of September 30, 2012 and December 31, 2011 include accrued income taxes payable of $304 and $300, respectively.

9.	Commitments and Contingencies
The Company entered into a consulting arrangement for a period of 12 months for transition-related work with respect to our VCON acquisition. The consulting arrangement provides for a fixed fee of approximately $180 with additional maximum incentive-based fees of approximately $20 associated with accomplishing specific milestones.

10.	Subsequent Events

The Company evaluated its consolidated financial statements as of and for the three and nine months ended September 30, 2012 for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent event which would require recognition or disclosure in the financial statements.

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

BUSINESS OVERVIEW

ClearOne is a global company that designs, develops and sells conferencing, collaboration, streaming and digital signage solutions for audio, video and data multimedia communication. The performance and simplicity of its advanced comprehensive solutions enhance the quality of life.
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

ClearOne’s products, designed for commercial and residential use, offer outstanding levels of performance, functionality, simplicity, reliability, and scalability. By combining audio and/or video content, meta-data and control signals into one stream over existing Internet Protocol networks in harmony with industry standards, ClearOne's newly patented StreamNet® solutions enable the Power of AV over IP™ for burgeoning markets such as digital signage, enterprise multimedia streaming and home entertainment.  Also sold under the NetStreams residential brand are non-IP multimedia distribution solutions for economical multimedia residential streaming applications.

CLEARONE COMMUNICATIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On September 2, 2011, we acquired the business of Oregon based MagicBox, Inc., a developer and marketer of a variety of hardware and software solutions designed to deliver digital content and information to digital displays. This acquisition significantly broadens ClearOne’s current StreamNet offerings and expands its digital signage product portfolio with tools for content and playlist creation and management. The MagicBox content management and its database integration software complement ClearOne’s StreamNet systems.  The StreamNet and MagicBox technologies are an excellent fit to deliver on the challenging requirements for any digital signage provider to distribute content over a local area network while maintaining content and scheduling alignment. As a result of this acquisition and the combination of StreamNet and Magicbox technologies, we are the only company to offer complete end-to-end digital signage content management, IP streaming, and control solutions.

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

Our business goals are to:

•	Leverage on the video conferencing, streaming and digital signage technologies we recently acquired to enter new growth markets;

•	Maintain our global market share leadership of professional audio conferencing products for large businesses and organizations;

•	Focus on the small and medium business (SMB) market with scaled, lower cost and less complex products and solutions;

•	Capitalize on the growing adoption of unified communications and introduce new products by entering Information Technology channels;

•	Partner with large enterprise communications providers worldwide to bring value added products to their solution portfolios and channels;

•
Capitalize on emerging market opportunities as audio visual, information technology, unified communications and traditional digital signage converge to meet enterprise and commercial multimedia needs; and

•	Expand and strengthen sales channels.

We will continue to improve our existing high-quality products and develop new products for the burgeoning conferencing and collaboration, and multimedia streaming markets and focus on strategic initiatives to achieve our business goals.

Our revenues were $11.6 million and $33.4 million during the three and nine months ended September 30, 2012, respectively, compared to $11.5 million and $34.1 million during the three and nine months ended September 30, 2011, respectively. Revenues were essentially flat during the three months ended September 30, 2012 when compared to revenues over the comparable period in 2011. Revenues declined by 2% during the nine months ended September 30, 2012, when compared to revenues over the comparable period in 2011. Our gross profit decreased by $260,000 and $518,000 during the three and nine months ended September 30, 2012, respectively, compared to the three and nine months ended September 30, 2011.  Net income also decreased by $2.4 million and $3.6 million during the three and nine months ended September 30, 2012, respectively, compared to the three and nine months ended September 30, 2011. Net income for the three months ended September 30, 2012 declined primarily due to the recognition of $3.7 million proceeds from the litigation against Biamp included in the three months ended September 30, 2011 and due to reduced gross profit margin. Net income for the nine months ended September 30, 2012 declined primarily due to the recognition of $3.7 million proceeds from the litigation against Biamp included in the nine months ended September 30, 2011 and due to reduced revenue and added costs due to acquisitions.

We expect the recent acquisitions and new product introductions to start contributing to revenue in the near future.  The prospects of growth in both revenues and profits in the near future would depend on the strength of the global economy and the penetration level of our new products, including products added through acquisitions. We continue to closely monitor the global economic events and continue our existing measures to control costs and invest in strategic products and initiatives.

A detailed discussion of our results of operations follows below.

CLEARONE COMMUNICATIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANALYSIS OF RESULTS OF OPERATIONS
Results of Operations for the three months ended September 30, 2012, and 2011, and nine months ended September 30, 2012, and 2011

The following table sets forth certain items from our unaudited condensed consolidated statements of operations (dollars in thousands) for the three months ended September 30, 2012 and 2011, respectively, and the nine months ended September 30, 2012 and 2011, respectively, together with the percentage of total revenue which each such item represents:

	Three months ended September 30,				Nine months ended September 30,
	2012	% of Revenue	2011	% of Revenue	2012	% of Revenue	2011	% of Revenue
Revenue	$11,573	100%	$11,511	100%	$33,382	100%	$34,102	100%
Cost of goods sold	4,856	42%	4,534	39%	13,464	40%	13,666	40%
Gross profit	6,717	58%	6,977	61%	19,918	60%	20,436	60%
Sales and marketing	1,821	16%	2,184	19%	6,209	19%	6,274	18%
Research and product development	1,959	17%	1,796	16%	5,996	18%	5,249	15%
General and administrative	1,545	13%	1,333	12%	4,736	14%	4,166	12%
Proceeds from litigation	—	—%	(3,702)	(32)%	(250)	(1)%	(3,702)	(11)%
Operating income	1,392	12%	5,366	47%	3,227	10%	8,449	25%
Other income (expense), net	29	0%	(4)	0%	40	0%	15	0%
Income before income taxes	1,421	12%	5,362	47%	3,267	10%	8,464	25%
Provision for income taxes	492	4%	1,987	17%	1,310	4%	2,956	9%
Net income	$929	8%	$3,375	29%	$1,957	6%	$5,508	16%

Revenue

Revenue for the three months ended September 30, 2012 (“2012 Q3”) increased by approximately 1% over the three months ended September 30, 2011 (“2011 Q3”). The near flat revenue was due to reduced demand in Asia offset by increased demand in Europe. Increases in revenue from premium and personal product categories were offset by declines in revenue from professional products.

Revenue for the nine months ended September 30, 2012 (“2012 YTD”) decreased by approximately 2% over the nine months ended September 30, 2011 (“2011 YTD”). The revenue decreased due to reduced demand across all the regions and all the product categories with the exception of premium and personal product categories.

The decline in revenue was partially offset by additional revenue from video conferencing and digital signage products.

During 2012 Q3 and 2011 Q3, the net change in deferred revenue was net deferral of revenue of $94,000 and net recognition of revenue of $49,000, respectively. During 2012 YTD and 2011 YTD, the net change in deferred revenue was net deferral of $141,000 and net recognition of revenue of $601,000, respectively. See “Critical Accounting Policies and Estimates” under “Revenue and Associated Allowance for Revenue Adjustments and Doubtful Accounts” below for a detailed discussion of deferred revenue.

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

Our gross profit margin (GPM), which is gross profit as a percentage of revenue, was 58% and 61% in 2012 Q3 and 2011 Q3, respectively. GPM for 2012 Q3 decreased due to unfavorable product mix and higher overhead absorption due to a substantial decrease in inventory of $2.7 million. GPM for 2012 YTD did not change from the GPM of 60% for 2011 YTD.

CLEARONE COMMUNICATIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Expenses

2012 Q3 operating expenses were approximately $5.3 million, compared to the same amount in 2011 Q3 after excluding litigation proceeds from Biamp amounting to $3.7 million. 2012 YTD operating expenses excluding litigation proceeds of $250,000 were approximately $16.9 million, an increase of approximately $1.2 million from $15.7 million in 2011 YTD after excluding litigation proceeds from Biamp amounting to $3.7 million, or an increase of 8%. See Proceeds from litigation below for additional information on the litigation proceeds received in 2012 YTD and 2011 YTD from Biamp.

Sales and Marketing (“S&M”) Expenses. S&M expenses include selling, customer service, and marketing expenses such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses.

S&M expenses during 2012 Q3 decreased $363,000 or 17% when compared to 2011 Q3 primarily due to decreases in commission and bonus payments to sales people and independent sales agents. S&M expenses during 2012 YTD remained at the same level as it was during YTD.

Research and Development (“R&D”) Expenses.  R&D expenses include research and development and product line management, including employee-related costs, outside services, expensed materials and depreciation, and an allocation of overhead expenses.

R&D expenses during 2012 Q3 increased by $163,000, or 9%, compared to R&D expenses during 2011 Q3. The increase was primarily due to increases in employee-related costs due to recent acquisitions, partially offset by decreases in project related costs.

R&D expenses during 2012 YTD increased by $747,000, or 14%, compared to R&D expenses during 2011 YTD. The increase was primarily due to increases in employee-related costs due to recent acquisitions, and other hires partially offset by decreases in software and subscription costs.

General and Administrative (“G&A”) Expenses. G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs, and corporate administrative costs, including finance, information technology and human resources.

G&A expenses during 2012 Q3 increased by $212,000, or 16%, compared to expenses during 2011 Q3. The increase was primarily due to increased costs associated with the recently acquired operations of VCON, an increase in amortization of intangibles, and increased employee-related costs, partially offset by a reduction in bad debts.

G&A expenses during 2012 YTD increased by $570,000, or 14%, compared to expenses during 2011 YTD. The increase was primarily due to increased costs associated with the recently acquired operations of VCON, an increase in amortization of intangibles and bank fees, partially offset by reduction in legal expenses, bad debts, recruitment costs and consulting expenses.

We continue to incur high legal expenses due to various litigation items explained in detail in our Form 10-K for the year ended December 31, 2011 and updated in our subsequent Form 10-Qs.

Proceeds from Litigation

The litigation proceeds received in 2012 YTD of $250,000 represent the receipt of a settlement of amounts due from a defendant in our litigation related to the “Theft of Intellectual Property and Related Cases” described in detail in in Note 8 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2011. Operating expenses for 2011 Q3 and 2011 YTD are reduced by a credit of $3.7 million for proceeds receivable from Biamp with respect to a judgment award in litigation related to the theft of our intellectual property.

Other income (expense), net

Other income (expense), net, includes interest income, interest expense, and currency gain (loss).

CLEARONE COMMUNICATIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Provision for income taxes

During 2012 Q3, we accrued income taxes at the expected annualized rate of 37.7% as compared to annualized rate of 33.5% in 2011 Q3. The increase in the expected annualized rate in 2012 Q3 was primarily due to the expiration of federal R&D credit on December 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2012, our cash and cash equivalents were approximately $14.3 million, a decrease of $2.4 million compared to cash and cash equivalents of approximately $16.7 million as of December 31, 2011.

Net cash provided by operating activities was $2.6 million in 2012 YTD, an increase of approximately $590,000 compared to $2.0 million cash provided by operating activities in 2011 YTD. The increase was primarily due to a decrease in inventories and an increase in accrued expenses offset by an increase in income taxes payable.

Net cash used in investing activities in 2012 YTD was approximately $4.9 million, which consisted of the acquisition of the business of VCON for $4.6 million and $260,000 towards purchases of equipment. Net cash used in investing activities in 2011 YTD consisted of the acquisition of the business of MagicBox for $750,000 and $309,000 towards purchases of equipment.

Net cash used in financing activities in 2012 YTD was approximately $83,000, which consisted of the acquisition of outstanding stock totaling $384,000, offset by $301,000 proceeds received on exercise of stock options. In 2011 YTD, net cash provided by financing activities  amounted to $732,000 through proceeds received on the exercise of stock options.

As of September 30, 2012 our working capital was $30.9 million as compared to $32.7 million as of December 31, 2011.

We believe that future income from operations and effective management of working capital will provide the liquidity needed for at least the next twelve months to meet our short-term and long-term operating requirements and finance our growth plans. We also believe that our strong financial position and solid business model will help us raise additional capital when needed to meet our short and long-term financing needs. In addition to capital expenditures, we may use cash in the near future for selective investments in technological, marketing or product manufacturing capabilities to broaden our product offerings, and for acquisitions that may strategically fit our business and are accretive to our business performance. However, no assurance can be given that changes will not occur that would consume available capital resources at a rate more rapidly than anticipated and we may need or want to raise additional capital through debt or equity financing to fund our long term operating requirements.

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

Our significant accounting policies are described in Note 2 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 and Note 1 to the Condensed Consolidated Financial Statements attached herewith. We believe the policies described below identify our most critical accounting policies, which are the policies that are both important to the representation of our financial condition and results and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

The amount of deferred cost of goods sold was included in consigned inventory. The following table details the amount of deferred revenue, cost of goods sold, and gross profit (dollars in thousands):

	September 30, 2012	December 31, 2011
Deferred revenue	$3,545	$3,404
Deferred cost of goods sold	1,270	1,199
Deferred gross profit	$2,275	$2,205

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

Impairment of Goodwill and Intangible Assets
We allocated the purchase price of our acquisition of NetStreams, Inc. and the business of Magic Box, Inc. on the basis of well-established valuation techniques performed by qualified experts. The purchase price towards the acquisition of the business of VCON Video Conferencing, Ltd. has been allocated on a provisional basis pending full valuation. Goodwill is measured as the excess of the fair value of acquisition consideration over the sum of the fair values of tangible and identifiable intangible assets acquired less liabilities assumed. We intend to perform impairment tests of goodwill and intangible assets with an indefinite useful life, on an annual basis in the fourth fiscal quarter, or sooner if a triggering event occurs suggesting possible impairment of the values of these assets. As of September 30, 2012, $1.9 million and $759,000 have been recorded as goodwill and intangible assets with an indefinite useful life, respectively. In response to changes in industry, technology and competitive circumstances, we may be required to exit or dispose of the acquired businesses, which could result in an impairment of goodwill and intangible assets.

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

Accounting for Income Taxes
We are subject to income taxes in both the United States and in certain non-U.S. jurisdictions. We estimate our current tax position together with our future tax consequences attributable to temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation, and other reserves for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, prior year carryback, or future reversals of existing taxable temporary differences. To the extent we believe that recovery is not more likely than not, we establish a valuation allowance against these deferred tax assets. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. To the extent we establish a valuation allowance in a period, we must include and expense the allowance within the tax provision in the consolidated statement of operations. Our valuation allowance at September 30, 2012 is $1.1 million.

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

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2012 was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective as of September 30, 2012 to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

There was no change in our internal control over financial reporting during the quarter ended September 30, 2012 that materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The following is an update to the status of the legal proceedings and commitments and contingencies reported in our Form 10-K for the year ended December 31, 2011 under Part I, Item 3. Legal Proceedings and Note 8 - Commitments and Contingencies of the Notes to Consolidated Financial Statements (Part II, Item 8) and our subsequent Form 10-Qs under Part II, Item 1. Legal Proceedings.

Former Officer Indemnification:
Flood: As previously reported, on April 4, 2011, the Tenth Circuit Court of Appeals in Denver affirmed Frances Flood’s conviction, but has allowed her to assert in a collateral proceeding her claim that she received ineffective assistance of counsel because her trial counsel allegedly labored under actual conflicts of interest.  On June 5, 2012, Judge Benson denied Flood’s motion to vacate and set aside her conviction based on this theory, but Ms. Flood has appealed this ruling to the Tenth Circuit.
On August 15, 2012 we filed a motion for summary judgment in the Federal District Court for the District of Utah with respect to our counterclaim for approximately $2,948,000 seeking to enforce Flood’s August 2003 promise to repay all advanced expenses if it was ultimately adjudged that she did not meet the requisite standard of conduct. Our motion also seeks summary judgment with respect to Ms. Flood's remaining claims. Flood's counsel has withdrawn from representing her and she, currently acting as pro se, is seeking additional time to respond to the motion.

Strohm: As previously reported, on June 8, 2011, the Third Judicial District Court in Salt Lake City, Utah, entered Judgment in Susie Strohm’s lawsuit against us for $973,000 in fees and expenses in the criminal case, plus $362,000 in interest at 18% through February 1, 2011, which amounts were paid by us under protest to her counsel, Dorsey, on February 1, 2011.  The Judgment also included $865,000 in civil case fees and expenses plus interest.  We have posted a cash bond to cover the civil case fees and interest pending our appeal.  On August 4, 2011, the Utah Supreme Court decided that it would hear our appeal.

CLEARONE COMMUNICATIONS, INC.

Susie Strohm’s counsel appealed as well.  Appellate briefs were fully submitted on March 22, 2012. On September 6, 2012, the Utah Supreme Court heard oral argument on our appeal and Dorsey's cross-appeal and we are awaiting the Court's decision.
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

Donald Bowers filed appeals in January and February 2012 challenging $236,000 of the $294,000 in the attorney fees awarded against him.

The DialHD Georgia Action:

On July 27, 2012, the Superior Court of Columbia County in the State of Georgia awarded sanctions against Donald Bowers, and requested we submit a calculation of our fees and costs.  On August 3, 2012, we submitted our calculation, requesting $81,000 in costs and attorney fees.  The Court has not ruled on this request.

ARS Special Arbitration:

The second and final session of the arbitration against Morgan Stanley was completed on October 8, 2012. Arbitration sessions against UBS was completed on November 2, 2012.

Item 1A.	RISK FACTORS

Not applicable.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The table below summarizes information about our purchases of our equity securities registered pursuant to Section 12 of the Exchange Act of 1934, as amended, during the quarterly period ended September 30, 2012.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Program (in millions)
July 1, 2012 through July 31, 2012	—	$—	—	$—
August 1, 2012 through August 31, 2012	12,946	$4.12	35,760	$2,854,652
September 1, 2012 through September 30, 2012	58,984	$4.05	58,984	$2,615,628
Total	71,930	$4.06	94,744
___________________

CLEARONE COMMUNICATIONS, INC.

(1)
In May 2012, our Board of Directors authorized a stock repurchase program.  Under the program, we are authorized to repurchase up to $2 million of our outstanding common stock from time to time over the following 12 months.  Any stock repurchases may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans.  Rule 10b5-1 permits us to establish, while not in possession of material nonpublic information, prearranged plans to buy stock at a specific price in the future, regardless of any subsequent possession of material nonpublic information. The timing and actual number of shares repurchased will depend on a variety of factors, including market conditions and other factors. The stock repurchase program may be suspended or discontinued at any time without prior notice. On July 30, 2012, the Board of Directors increased the repurchase amount to $3 million from the original $2 million.

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

ClearOne Communications, Inc., (Registrant)

November 14, 2012	By:	/s/ Zeynep Hakimoglu
Zeynep Hakimoglu Chief Executive Officer (Principal Executive Officer)

November 14, 2012	By:	/s/ Narsi Narayanan
Narsi Narayanan Vice President of Finance (Principal Financial and Accounting Officer)