Form 10-K
period 2012-12-31
CLEARONE INC
filed 2013-03-25
CIK 840715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K
(Mark One)

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2012
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to ___________

Commission file number 001-33660
CLEARONE, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0398877
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

5225 Wiley Post Way, Suite 500, Salt Lake City, Utah	84116
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code)	801-975-7200
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name on each exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act	None

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
The aggregate market value of the shares of voting common stock held by non-affiliates was approximately $24.6 million at June 30, 2012 (the Company's most recently completed second fiscal quarter), based on the $4.09 closing price for the Company’s common stock on the NASDAQ Capital Market on such date. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.
The number of shares of ClearOne common stock outstanding as of March 21, 2013 was 9,121,314.

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

PART I

References in this Annual Report on Form 10-K to “ClearOne,” “we,” “us,” “CLRO” or “the Company” refer to ClearOne, Inc., a Utah corporation, and, unless the context otherwise requires or is otherwise expressly stated, its subsidiaries.

ITEM 1. BUSINESS

GENERAL

ClearOne was formed as a Utah corporation in 1983 organized under the laws of the State of Utah. The company is headquartered in Salt Lake City, Utah, with offices in Austin, Texas, Corvallis, Oregon, Hong Kong, the United Kingdom and Israel.

We are a global company that designs, develops and sells conferencing, collaboration, streaming and digital signage solutions for audio and visual communications. The performance and simplicity of our advanced comprehensive solutions enhance the quality of life and offer unprecedented levels of functionality, reliability and scalability.

We design, develop, market, and service a comprehensive line of high-quality conferencing products for personal use, as well as traditional tabletop, mid-tier premium and higher-end professional products for both large and small businesses. We occupy the number one global market share position, with nearly 50% market share in the professional audio conferencing market for our products used by large businesses and organizations such as enterprise, healthcare, education and distance learning, government, legal and finance. Our solutions save organizations time and money by creating a natural environment for collaboration and communication.

We have an established history of product innovation and plan to continue to apply our expertise in audio, video and network engineering to develop and introduce innovative new products and enhance our existing products. Our end-users range from some of the world's largest and most prestigious companies and institutions to small and medium-sized businesses, higher education and government organizations, as well as individual consumers. We sell our commercial products to these end-users primarily through a global network of independent distributors who in turn sell our products to dealers, systems integrators and other value-added resellers.

| 1 |

ITEM 1 - BUSINESS

Acquisitions

On September 6, 2011, ClearOne acquired the business of MagicBox, Inc. (MagicBox), a manufacturer of hardware and software solutions delivering digital content and information to digital displays. Under the terms of an asset purchase agreement with MagicBox, an Oregon corporation, ClearOne paid approximately $980 thousand in cash consideration for all the assets, including intellectual property, fixed assets and current assets of MagicBox and assumed no debt.

MagicBox was a manufacturer of small-scale digital signage and video messaging systems for public or private broadcast. As a result of this acquisition, we now design digital signage and video messaging systems that emphasize ease-of-use with the flexibility and power to take on any task. Custom hardware and software packages allow customers to design and deliver solutions online.

On February 16, 2012, we completed the acquisition of the video conferencing business of Israel-based VCON Video Conferencing, Ltd. (“VCON”). VCON was a pioneer in software based video conferencing solutions with product offerings that include group video conferencing endpoints, desktop video conferencing endpoints, video conferencing infrastructure solutions and software development kits. This acquisition and the combination of our streaming and digital signage technologies has provided us with complementary technology opportunities allowing us to enter new growth markets. Pursuant to the asset purchase agreement, ClearOne paid consideration of $4.6 million in cash to VCON in consideration for all the assets, including intellectual property, fixed assets and inventory, and assumed no debt.

Company Information

Our website address is www.clearone.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports are available, free of charge, on our website in the "Investor Relations" section under "Company." These reports are made available as soon as reasonably practicable after we file such material with, or furnish it to, the SEC.

For a discussion of certain risks applicable to our business, results of operations, financial position, and liquidity, see the risk factors described in “Item 1A, Risk Factors” below.

STRATEGY

We currently participate in the following markets:

•	Professional audio visual, including audio conferencing and video conferencing;

•	Unified communications, including telephony;

•	Multimedia streaming and control; and

•	Digital signage.

Our business goals are to:

•	Maintain our leading global market share in professional audio conferencing products for large businesses and organizations;

•	Leverage the video conferencing, streaming and digital signage technologies we recently acquired to enter new growth markets;

•	Focus on the small and medium business (SMB) market with scaled, lower cost and less complex products and solutions;

•	Capitalize on the growing adoption of unified communications and introduce new products through emerging information technology channels;

•
Capitalize on emerging market opportunities as audio visual, information technology, unified communications and traditional digital signage converge to meet enterprise and commercial multimedia needs; and

| 2 |

ITEM 1 - BUSINESS

•	Expand and strengthen our sales channels.

We will continue to focus on our core strengths which include the following:

•	Providing a superior conferencing and collaboration experience;

•	Significantly impacting multimedia and control distribution;

•	Offering greater value to our customers and partners;

•	Leveraging and extending ClearOne technology leadership and innovation;

•	Leveraging our strong domestic and international channels to distribute new products; and

•	Strengthening existing customer and partner relationships through dedicated support.

PRODUCTS

Our products can be broadly categorized into the following:

•	Professional audio communication products;

•	Unified communications audio end points; and

•	Visual communication products.

PROFESSIONAL AUDIO COMMUNICATION PRODUCTS
Our full range of professional audio communication products include (i) professional conferencing and sound-reinforcement products used in enterprise, healthcare, education and distance learning, government, legal and finance organizations, (ii) mid-tier premium conferencing products for smaller rooms and small and medium businesses which interface with video and web conferencing systems, and (iii) professional microphones used in various applications.

Our professional audio communication products contributed 70% and 73% of our consolidated revenue in 2012 and 2011, respectively.

Our professional audio communication products and unified communications audio end points feature our proprietary HDConference®, Distributed Echo Cancellation® and noise cancellation technologies to enhance communication during a conference call by eliminating echo and background noise. Most of our products also feature some of our other HDConference proprietary audio processing technologies such as adaptive modeling and first-microphone priority, which combine to deliver clear, crisp and full-duplex audio. These technologies enable natural and fatigue-free communication between distant conferencing participants.

Professional Conferencing, Sound Reinforcement
We occupy the number one position in the global professional audio conferencing market with nearly 50% of the total global market share. We have been developing high-end, professional conferencing products since 1991 and believe we have established strong brand recognition for these products worldwide. Our professional conferencing products include the CONVERGE® Pro and Converge SR product lines.

Our flagship Converge Pro product line leads our professionally installed audio products line. The Converge Pro product line includes the Converge Pro 880, Converge Pro 880T, Converge Pro 880TA, Converge Pro 840, Converge Pro 8i, Converge Pro TH20 and Converge Pro VH20, which together offer various levels of integration and features to allow a commercial system integrator to optimize a system to fit diverse conferencing applications and environments.

Mid-Tier Premium Conferencing
Our INTERACT® product line is a mid-tier, lower cost, conferencing product line designed to meet the needs of our larger customers with smaller conferencing rooms as well as small and medium businesses. The INTERACT product series is comprised of the INTERACT AT and the INTERACT Pro. Both systems can be easily connected to enterprise telephones,

| 3 |

ITEM 1 - BUSINESS

analog POTS lines, existing HD video codecs and soft video clients. These INTERACT systems also include a USB audio interface to connect to PCs, laptops and tablets, as well as to rich multimedia devices, such as video or web conferencing systems and emerging unified communicate on systems for enhanced collaboration.

Professional Microphones

The ClearOne Ceiling Microphone Array introduced in November 2011 enhances almost any professional conferencing application which demands high-quality audio. The Ceiling Microphone Array is easily installed and combines affordability with exceptional audio quality. With three wide-range microphones mounted together into a single unit array, the Ceiling Microphone Array provides the rich sound of three individual unidirectional microphones while maintaining full 360-degree coverage.

UNIFIED COMMUNICATIONS AUDIO END POINTS
Our unified communications audio end points include (i) traditional tabletop conferencing phones used in conference rooms and offices and (ii) affordable personal conferencing products that can be used with PCs, laptops, tablets, smartphones, and other portable devices. Our unified communications audio end points contributed approximately 22% of our consolidated revenue in both 2012 and 2011.

Traditional Tabletop Conferencing
Our MAX® product line is comprised of the following product families: MAX EX and MAXAttach® wired phones; MAX Wireless and MAXAttach Wireless; and MAX IP and MAXAttach IP VoIP tabletop conferencing phones. Designed for use in executive offices or small conference rooms with multiple participants, MAX Wireless can be moved from room to room within 150 feet of its base station. MAXAttach Wireless was the industry's first and remains the only dual-phone, completely wireless solution. This system gives customers tremendous flexibility in covering larger conference room areas. MAX EX and MAXAttach wired phones can be daisy chained together, up to a total of four phones. This provides even distribution of microphones, loudspeakers, and controls for better sound quality and improved user access in medium to large conference rooms. In addition, all MAXAttach wired phones can be used separately when they are not needed in a daisy-chain configuration. MAX IP and MAXAttach IP are VoIP tabletop conference phones which are based on the industry-standard SIP signaling protocol. These phones can also be daisy-chained together, up to a total of four phones.

Personal Conferencing Products
Our CHAT® product line includes affordable and stylish personal speakerphones and USB headsets. CHAT speaker phones provide full-duplex and rich full bandwidth frequency response for superior audio clarity. CHAT products are designed for a wide variety of applications and devices (fixed or portable) for greatly enhanced collaboration wherever and whenever needed. CHAT speaker phones are offered as personal speakerphones and group speakerphones.

CHAT personal speakerphones are approximately the size of a deck of cards, and connect to PCs and MACs, laptops, tablets, enterprise handsets, smartphones, cell phones, and MP3 players for rich, clear, hands-free audio and playback. CHAT group speakerphones are designed for small group use. These can also connect many of the same devices and applications as the CHAT personal speaker phones, but features three microphones in larger design for use by a larger number of participants. CHAT group speakerphones have the ability to add high-quality, full-duplex speaker phones to user enterprise telephone handsets such as Avaya and Cisco. CHAT group speakerphones make it possible to introduce rich, crystal clear conferencing capability without the need for introducing a separate traditional conference phone. CHATAttach®, is comprised of two CHAT group speakerphones which can be daisy-chained together to function as a single conferencing system.

CHAT USB headsets for unified communications combine comfort, durability and legacy audio quality for which ClearOne is renowned. These affordable USB headsets incorporate advanced microphone noise canceling technology and acoustic shock protection technologies.

VISUAL COMMUNICATION PRODUCTS

Our visual communication products are sold under following three broad categories: (i) video conferencing, (ii) streaming and (iii) digital signage.

| 4 |

ITEM 1 - BUSINESS

Video Conferencing Products:

Our comprehensive portfolio of industry-leading COLLABORATE® branded HD videoconferencing solutions bring cutting-edge software-based full HD (1080p) video conferencing technology with H.264 High Profile encoding that reduces bandwidth utilization up to 50 percent. COLLABORATE is comprised of feature-rich room systems and desktop video applications, as well as enhanced network management, infrastructure solutions and software development kits. Unique features of our software-based video endpoint solutions include:

•	Embedded multipoint video conferencing;

•	Embedded SIP/H.323 bridging interoperability with all leading standards-based hardware and software video conferencing endpoints;

•	Built-in recording and streaming;

•	Built-in remote content and data sharing; and

•	Built-in interactive multicast.

We believe the video-conferencing industry is moving towards software-based solutions for a variety of reasons as software-based solutions:

•	Offer higher scalability and capacity at lower cost than hardware-based solutions;

•	Enable faster implementation time for new, latest or custom features;

•	Allow easy customization for different needs of vertical markets;

•	Offer easy upgrades and seamless feature additions after the initial investment;

•	Offer more flexibility to expand with business growth;

•	Are more highly secured for IT infrastructure requirements;

•	Allow the use of existing equipment and infrastructure with easier installation and maintenance;

•	Achieve a higher return on investment with multiple capabilities and applications in a single-box solution; and

•	Facilitate easier migration to user-friendly devices (e.g. tablets, phones, MAC, PC, etc.).

Streaming Products:

Our Streaming products sold under VIEW™ and NetStreams brands deliver the ultimate IP A/V experience by streaming time sensitive high definition audio and video and control over TCP/IP networks. By combining audio and/or video content, meta-data and control signals into one digital stream in harmony with industry standards, its distributed, edge of the network architecture allows the hardware and the processing power to be distributed across any existing TCP/IP network. This leverages many of the advantages of using TCP/IP over traditional analog systems and other centrally controlled IP-based systems. The ClearOne VIEW products are powered by ClearOne's patented StreamNet® technology. A user can activate and control a single audio source or combination of audio sources, video sources, security systems, HVAC systems, lighting, and other room or facility monitoring functions such as paging or security access by just a single touch to its attractive touch screens. Alternatively, any PC, laptop, tablet, iPod, or other device with a built-in web browser with Flash can control the equipment connected to the system. The VIEW systems have no limits on the numbers of sources, displays, or amplifiers in a project and can be used in venues from high-end residential homes to large-scale commercial projects.

Converting an audio or video signal to TCP/IP preserves the digital quality of the signal across the network. Unlike analog systems, which lose quality over long distances, TCP/IP packets are decoded to retain the same digital quality as contained when they were encoded. The addition of Digital Encoder and Digital Decoder products with DVI/HDMI input and output enhances the flexibility of complete AV distribution system and makes it as easy to use as analog devices.

MagicBox Digital Signage Products
We make digital signage and video messaging systems with an emphasis on ease of use and flexibility with hardware and software applications. Our Aavelin branded media players come with different hardware configurations for Digital Signage

| 5 |

ITEM 1 - BUSINESS

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

During the year ended December 31, 2012, approximately $30.3 million, or 65% of our total product sales, were generated in the United States and product sales of approximately $16.1 million, or 35% of our total product sales, were generated outside the United States. Revenue from product sales to customers outside of the United States accounted for approximately 37% of our total product sales for the year ended December 31, 2011. We sell directly to our distributors, resellers and end-users in approximately 70 countries worldwide. We anticipate that the portion of our total product revenue from international sales will continue to be a significant portion of our total revenue as we further enhance our focus on developing new products, establishing new channel partners, strengthening our presence in key growth areas, complying with regional environmental regulatory standards, and improving product localization with country-specific product documentation and marketing materials.

Distributors, Resellers and Independent Integrators
We sold our products directly to approximately 600 distributors and direct resellers throughout the world during 2012. Distributors and resellers purchase our products at a discount from list price and resell them worldwide to hundreds of independent system integrators, telephony value-added resellers, IT value-added resellers, and PC dealers on a non-exclusive basis. Our distributors maintain their own inventory and accounts receivable and are required to provide technical and non-technical support for our products to the next level of distribution participants. We work with our distributors and resellers to establish appropriate inventory stocking levels. We also work with our distributors and resellers to maintain relationships with our existing systems integrators, dealers, and other value-added resellers.

While dealers, resellers, and system integrators all sell our products directly to the end-users, system integrators typically add significant value to each sale by combining our products with products from other manufacturers as part of an integrated system solution. Commercial dealers and value-added resellers usually purchase our products from distributors and may bundle our products with products from other manufacturers for resale to the end-user. We maintain close working relationships with all our reseller partners and offer them education and training on all of our products.

Marketing
Much of our marketing effort is conducted in conjunction with our channel partners who provide leverage for us in reaching existing and prospective customers worldwide. We also regularly attend industry forums and exhibit our products at multiple regional and international trade shows, often with our channel partners. These trade shows provide exposure for our brand and products to a wide audience. We market our ClearOne branded commercial products on our website www.clearone.com and our MagicBox branded digital signage products on our website www.magicboxinc.com. We also conduct public relations initiatives to get press coverage and product reviews in industry and non-industry publications alike.

Customers

We do not get any reports from our distributors and resellers that identify our end-users. As a result, we do not know whether any end-user accounted for more than 10 percent of our total revenue during any of the periods reported in this Annual Report. However, revenues included sales to Starin Marketing, that represented approximately 17.5% of consolidated revenue during the year ended December 31, 2012. During the year ended December 31, 2011, revenues included sales to two distributors, Starin Marketing and VSO Marketing, that represented 30% of our consolidated revenue, with each of these distributors accounting for more than 10 percent of the consolidated revenue during that period. As discussed above, these distributors

| 6 |

ITEM 1 - BUSINESS

facilitate product sales to a large number of independent systems integrators, dealers, and value-added resellers, and subsequently to their end-users. The loss of one or more distributors could reduce revenue and have a material adverse effect on our business and results of operations. As of December 31, 2012, our shipped orders on which we had not recognized revenue were $3.6 million and our backlog of unshipped orders was approximately $621,000.

Competition

The audio visual product markets are characterized by intense competition, rapidly evolving technology, and increased business consolidation. We compete with businesses having substantially greater financial, research and product development, manufacturing, marketing, and other resources. If we are not able to continually design, manufacture, and successfully market new or enhanced products or services that are comparable or superior to those provided by our competitors and at comparable or better prices, we could experience pricing pressures and reduced sales, gross profit margins, profits, and market share, each of which could have a materially adverse effect on our business. Our competitors vary within each product category. We believe we are able to differentiate ourselves and therefore successfully compete as a result of the high audio quality of our products resulting from a combination of proprietary and highly advanced audio signal processing technologies and networking technology in the form of trade secrets and patented intellectual property, technical and channel support services, and the strength of our channels and brands.

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
In the professional audio conferencing system and sound reinforcement markets, our main competitors include Biamp, Crestron, Extron, Harman/BSS, Lectrosonics, Peavey, Phoenix, Polycom, Shure and Vaddio and their original equipment manufacturing (OEM) partners, along with several other companies potentially poised to enter the market. We occupy the number one position in the global professional audio conferencing market with nearly 50% of the global market share. In the traditional tabletop conferencing market, we face significant competition from Avaya (Konftel), Phoenix, and Polycom, and especially from their OEM partnerships. A significant portion of the tabletop market is covered by sales through OEM partnerships. While we believe MAX products have unique features and superior quality, our limited OEM partnerships and pricing pressures from higher volume competitors limit our ability to expand our existing share of this market. In the professional microphones market our primary competitors include Audio-technica, Audix, Polycom, Revolabs, Sennheiser, Shure, and their OEM partners. Our primary competitors in the personal conferencing market are GN Netcom (Jabra), Phoenix Audio, Plantronics, Polycom, Yamaha and their OEM partners. Our video conferencing products face tremendous competition from well established players, including Avaya (Radvision), CISCO, Logitech (Lifesize), Polycom and Vidyo. We believe the migration of video conferencing from hardware-based codecs to software-based codecs provides an opportunity for us to differentiate our products and win market share. Our commercial streaming products face intense competition from a few well-established corporations of diversified capabilities and strengths, including AMX, BiAmp, Crestron, Extron, and Haivision. We believe that our pioneering and patented StreamNet technology delivers superior audio and video streaming performance and flexibility and provides us with a competitive edge over other industry players. In digital signage, our primary competitors include Scala, Tightrope and Visix.

Regulatory Environment

Regulations regarding product safety, product operational agency compliance, the materials used in manufacturing, the process of disposing of electronic equipment and the efficient use of energy may require extensive time to obtain regulatory approvals of new products in both domestic and international markets. Such regulations may impact our ability to expand our sales in a timely and cost-effective manner and, as a result, our business could be harmed.

| 7 |

ITEM 1 - BUSINESS

Sources and Availability of Raw Materials

We manufacture our products through electronics manufacturing services ("EMS") providers, who are generally responsible for sourcing and procuring required raw materials and components. Most of the components that our EMS providers require for manufacturing our products are readily available from a number of sources.

We continually work with our EMS providers to seek alternative sources for all our components and raw material requirements to ensure higher quality and better pricing. Most of our EMS providers and their vendors are duly qualified by our corporate quality assurance process. We work with our EMS providers to ensure that raw materials and components conform to our specifications.

Manufacturing

Currently, all of our products except digital signage products are manufactured by EMS providers. Our primary EMS provider is Flextronics. The digital signage products are assembled in our Salt Lake City, Utah facility.

Seasonality

Our revenue has historically been the strongest in the fourth quarter and the weakest in the first quarter, even though a consistent pattern could not be established for seasonality between the quarters. There can be no assurance that any historic sales patterns will continue and, as a result, sales for any prior quarter are not necessarily indicative of the sales to be expected in any future quarter.

Research and Product Development

We are committed to research and product development and view our continued investment in research and product development as a key ingredient to our long-term business success. Our research and product development expenditures were approximately $8.3 million during the year ended December 31, 2012 and $7.1 million during the year ended December 31, 2011.

Our core competencies in research and product development include (a) many audio technologies, including acoustic echo cancellation, noise cancellation and other advanced adaptive digital signal processing technologies, (b) networking and multimedia streaming technologies, and (c) video technologies. We also have expertise in wireless technologies, VoIP, software and network application, and digital signage system development. We believe that continued investment in our core technological competencies is vital to developing new products and to enhancing existing products.

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

Employees

As of December 31, 2012, we had 145 full-time employees. Of these employees, 88 were located in our Salt Lake City office, 37 in other U.S. locations, and 20 outside the U.S. None of our employees is subject to a collective bargaining agreement and we believe our relationship with our employees is good. We also hire contractors with specific skill sets to meet our operational needs.

| 8 |

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
The markets for our products and services are characterized by intense competition, pricing pressures and rapid technological change. Our competitive landscape continues to rapidly evolve, in particular with respect to our video-related services and products, as we plan to move into new markets for video collaboration such as mobile, social and cloud-delivered video. We compete with businesses having substantially greater financial, research and product development, manufacturing, marketing, and other resources than we do. If we are not able to continually design, manufacture, and successfully introduce new or enhanced products or services that are comparable or superior to those provided by our competitors and at comparable or better prices, we could experience pricing pressures and reduced sales, gross profit margins, profits, and market share, each of which could have a materially adverse effect on our business.

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
In the audio conferencing products market, the revenue generated from sales of our audio conferencing products for distance learning and courtroom facilities depends on government funding. In the event government funding for such initiatives was reduced or became unavailable, our sales could be negatively impacted. Additionally, many of our products are subject to governmental regulations. New regulations could impact sales in a materially adverse manner.

Environmental laws and regulations subject us to a number of risks and could result in significant costs and impact on revenue.
Regulations regarding the materials used in manufacturing, the process of disposing of electronic equipment and the efficient use of energy require us to take additional time to obtain regulatory approvals of new products in international markets. Such regulations may impact our ability to expand our sales in a timely and cost-effective manner and, as a result, our business could be harmed.

Our profitability may be adversely affected by our continuing dependence on our distribution channels.
We market our products primarily through a network of distributors who in turn sell our products to value-added resellers. All of our agreements with such distributors and other distribution participants are non-exclusive, terminable at will by either party, and generally short-term. No assurances can be given that any or all such distributors or other distribution participants will continue their relationship with us. Distributors and, to a lesser extent, value-added resellers cannot easily be replaced and any

| 9 |

ITEM 1A - RISK FACTORS

loss of revenues from these and other sources or the our inability to reduce expenses to compensate for such loss of revenue could adversely affect our net revenue and profit margins.

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

Additionally, we offer our distributors price protection on their inventory of our products. If we reduce the list price of our products, we will compensate our distributors for the respective products that remain in their inventory on the date the price adjustment becomes effective, provided that they have taken delivery of the products within the last 35 days. Our net revenue and profit margins could be adversely affected if we reduce product prices significantly or distributors happen to have significant on-hand inventory of the affected product at the time of a price reduction. Further, if we do not have sufficient cash resources to compensate distributors on terms satisfactory to them or us, our price protection obligations may prevent us from reacting quickly to changing market conditions.

Product development delays or defects could harm our competitive position and reduce our revenue.
We have in the past experienced, and may again experience, technical difficulties and delays with the development and introduction of new products. Many of the products we develop contain sophisticated and complicated circuitry, software and components and utilize manufacturing techniques involving new technologies. Potential difficulties in the development process that we may experience include the following : (a) meeting required specifications and regulatory standards; (b) hiring and keeping a sufficient number of skilled developers; (c) meeting market expectations for performance; (d) obtaining prototype products at anticipated cost levels; (e) having the ability to identify problems or product defects in the development cycle; and (f) achieving necessary manufacturing efficiencies.

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

We depend on an outsourced manufacturing strategy, and any disruption in outsourced services could negatively impact our product availability and revenues.
We outsource the manufacturing of all of our products to electronics manufacturing services ("EMS") providers located in both the U.S. and Asia. If any of these EMS providers experience (i) difficulties in obtaining sufficient supplies of components, (ii) component prices significantly exceeding anticipated costs, (iii) an interruption in their operations, or (iv) otherwise suffers capacity constraints, we could experience a delay in shipping these products, which would have a negative impact on our revenue. Should there be any disruption in services due to natural disaster, such as the natural disaster in Japan in 2011, economic or political difficulties, transportation restrictions, acts of terror, quarantines or other restrictions associated with infectious diseases, or other similar events, or any other reason, such disruption could have a material adverse effect on our business. Operating in the international outsourcing environment exposes us to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, and potentially adverse tax consequences, which could materially affect our results of operations. Currently, we have no second source of manufacturing for a portion of our products.

| 10 |

ITEM 1A - RISK FACTORS

Switching from one EMS provider to another is an expensive, difficult and a time consuming process, with serious risks to our ability to successfully transfer our manufacturing operations. Our operations, and consequently our revenues and profitability, could be materially adversely affected if we are forced to switch from any of our EMS providers to another EMS provider due to any of a number of factors, including financial difficulties faced by the manufacturer, disagreements in pricing negotiations between us and the manufacturer or organizational changes in the manufacturer.

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

Recent regulatory requirements regarding the use of “conflict minerals” could affect the sourcing and availability of raw materials to our EMS providers in the manufacture of certain of our products. We may be subject to costs associated with the new regulations, including for the diligence pertaining to the presence of any conflict minerals used in our products and the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. The impact of the regulations may result in a limited pool of suppliers who provide conflict free minerals, and we cannot assure you that we will be able to obtain products in sufficient quantities or at competitive prices. We may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins for the metals used in the products we sell. As a result, we may not be able to obtain the materials necessary to manufacture our products, which could force us to cease production or search for alternative supply sources, possibly at a higher cost. Such disruptions may have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Such adverse economic conditions could negatively impact our business, particularly our revenue potential, potentially causing losses on investments and the collectability of our accounts receivable. These factors potentially include: the inability of our customers to obtain credit to finance purchases of our products and services, customer or partner insolvencies or bankruptcies, decreased customer confidence to make purchasing decisions resulting in delays in their purchasing decisions, decreased customer demand or demand for lower-end products, or decreased customer ability to pay their obligations when they become due to us.

We are a smaller company than some of our competitors and may be more susceptible to market fluctuations, other adverse events, increased costs and less favorable purchasing terms.
Since we are a relatively small company, there is a risk that we may be more susceptible to market fluctuations and other adverse events. In particular, we may be more susceptible to reductions in government and corporate spending from our government and enterprise customers.  We may also experience increased costs and less favorable terms from our suppliers than some of our larger competitors who may have greater leverage in their purchasing spend. Any of these outcomes could result in loss of sales or our products being more costly to manufacture and thus less competitive.  Any such unfavorable market fluctuations, reductions in customer spending or increased manufacturing costs could have a negative impact on our business and results of operations.

| 11 |

ITEM 1A - RISK FACTORS

Difficulties in integrating past or future acquisitions could adversely affect our business.
We acquired NetStreams, a pioneer in digital media networks based on Internet Protocol (TCP/IP), in November 2009 and MagicBox, a leading provider of digital signage services, in September 2011. In addition, we acquired substantially all of the assets of VCON Video Conferencing, Ltd, a high-performance, end-to-end, software video conferencing solutions company in Israel, in February 2012. The efficient and effective integration of these businesses into our organization is important to our growth. Any acquisition involves numerous risks, including difficulties in integrating the operations, technologies and products of the acquired companies, the diversion of our management's attention from other business concerns, and the potential loss of key customers or employees of an acquired company. Failure to achieve the anticipated benefits of these and any future acquisitions or to successfully integrate the operations of these or any other companies or assets we acquire, could also harm our business, results of operations and cash flows. Additionally, we cannot assure you that we will not incur material charges in future periods to reflect additional costs associated with these acquisitions or any future acquisitions we may make.

Conditions in Israel and the Middle East may affect the operations of our new subsidiary in Israel.
We have recently formed a subsidiary located in Israel in connection with the acquisition of the assets of VCON Video Conferencing, Ltd. Political, economic, security and military conditions in the Middle East in general, and in Israel in particular, directly affect our Israeli subsidiary’s operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel.  Despite negotiations to effect peace between Israel and its Arab neighbors, the future of these peace efforts is uncertain.

In early 2011, riots and popular uprisings in various countries in the Middle East have led to severe political instability in those countries. This continuing instability may lead to deterioration of the political and trade relationships that exist between the State of Israel and these countries. In addition, this instability may affect the economy in the Middle East as well as the global economy and marketplace. Any armed conflicts or political instability in the region, including acts of terrorism or any other hostilities involving or threatening Israel, would likely negatively affect business conditions and could make it more difficult for us to conduct our operations in Israel, which could increase our costs and adversely affect our financial results.

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
We currently rely primarily on a combination of trade secrets, copyrights, trademarks, patents, patents pending, and nondisclosure agreements to establish and protect our proprietary rights in our products. No assurances can be given that others will not independently develop technologies similar to ours, or duplicate or design around aspects of our technology. In addition, we cannot assure that any patent or registered trademark owned by us will not be invalidated, circumvented or challenged, or that the rights granted thereunder will provide competitive advantages to us. Costly litigation may be necessary to enforce our intellectual property rights. We believe our products and other proprietary rights do not infringe upon any proprietary rights of third parties; however, we cannot ensure that third parties will not assert infringement claims in the future. Our industry is characterized by vigorous protection of intellectual property rights. Such claims and the resulting litigation can be expensive and could divert our attention, regardless of the merit of such claims. In the event of a successful claim, we might be required to license third-party technology or redesign our products, which may not be possible or economically feasible.

We currently hold only a limited number of patents. To the extent that we have patentable technology for which we have not filed patent applications, others may be able to use such technology or even gain priority over us by patenting such technology themselves. With respect to any patent application we have filed, we cannot ensure that a patent will be awarded.

| 12 |

ITEM 1A - RISK FACTORS

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
We have licensing agreements with various suppliers for software and hardware incorporated into our products. These third-party licenses may not continue to be available to us on commercially reasonable terms, if at all. The termination or impairment of these licenses could result in delays of current product shipments or delays or reductions in new product introductions until equivalent designs can be developed, licensed, and integrated, if at all possible, which would have a material adverse effect on our business.

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

| 13 |

ITEM 1A - RISK FACTORS

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

Changes in our tax rates could adversely affect our future results.
We are a U.S. based company subject to tax in U.S. and foreign tax jurisdictions. Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates, which are difficult to predict, could be unfavorably affected by changes in, or interpretation of, tax rules and regulations in the jurisdictions in which we do business, by unanticipated decreases in the amount of revenue or earnings in countries with low statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, or by lapses of the availability of the U.S. research and development tax credit, which occurred for 2012 but was reinstated on January 2, 2013 as part of the “American Taxpayer Relief Act of 2012.” The new law provides for an extension of the federal research credit retroactive for 2012 and extended through 2013. Further, the accounting for stock compensation expense in accordance with ASC 718 and uncertain tax positions in accordance with ASC 740 could result in more unpredictability and variability to our future effective tax rates.

Risks Relating to Share Ownership

Our stock price fluctuates as a result of the conduct of our business and stock market fluctuations.
The market price of our common stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price of our common stock may be significantly affected by a variety of factors, including the following:

•	statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to the market in which we do business or relating to us specifically;

•	disparity between our reported results and the projections of analysts;

•	the shift in sales mix of products that we currently sell to a sales mix of lower-gross profit product offerings;

•	the level and mix of inventory held by our distributors;

•	the announcement of new products or product enhancements by us or our competitors;

•	technological innovations by us or our competitors;

•	success in meeting targeted availability dates for new or redesigned products;

•	the ability to profitably and efficiently manage our supply of products and key components;

•	the ability to maintain profitable relationships with our customers;

•	the ability to maintain an appropriate cost structure;

•	quarterly variations in our results of operations;

•	general consumer confidence or market conditions, or market conditions specific to technology industry;

•	domestic and international economic conditions;

•	unexpected changes in regulatory requirements and tariffs;

•	our ability to report financial information in a timely manner;

•	the markets in which our stock is traded;

•	our ability to integrate the companies we have acquired; and

| 14 |

ITEM 1A - RISK FACTORS

•	our ability to successfully utilize our cash reserves resulting from the settlement of litigation and arbitration matters.

Rights to acquire our common stock could result in dilution to other holders of our common stock.
As of December 31, 2012, we had outstanding options to acquire approximately 1.1 million shares of our common stock at a weighted average exercise price of $4.63 per share. An additional 357,000 shares remain available for grant under our 2007 Equity Incentive Plan. During the terms of these options, the holders thereof will have the opportunity to profit from an increase in the market price of the common stock. The existence of these options may adversely affect the terms on which we can obtain additional financing, and the holders of these options can be expected to exercise such options at a time when we, in all likelihood, would be able to obtain additional capital by offering shares of our common stock on terms more favorable to us than those provided by the exercise of these options.

The sale of additional shares of our common stock could have a negative effect on the market price of our common stock.
The sale of substantial amounts of our common stock in the public market could adversely affect prevailing market prices and could impair our ability to raise capital through the sale of our equity securities. Most shares of common stock currently outstanding are eligible for sale in the public market, subject in certain cases to compliance with the requirements of Rule 144 under the securities laws. Shares issued upon the exercise of stock options granted under our stock option plan generally will be eligible for sale in the public market. We also have the authority to issue additional shares of common stock and shares of one or more series of preferred stock. The issuance of such shares could dilute the voting power of the currently outstanding shares of our common stock and could dilute earnings per share.

We have previously identified material weaknesses in our internal controls.
In our Form 10-K for the fiscal year ending June 30, 2006 and Form 10-K/A-2 for the fiscal year ending June 30, 2008, we reported and identified a material weakness in our internal controls.

Although we believe we have remedied this weakness through the commitment of considerable resources, we are always at risk that any future failure of our own internal controls or the internal controls at any of our outsourced manufacturers or partners could result in additional reported material weaknesses. Any future failures of our internal controls could have a material impact on our market capitalization, results of operations, or financial position, or have other adverse consequences.

| 15 |

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We currently occupy a 31,000 square-foot facility in Salt Lake City, Utah under the terms of an operating lease expiring in May 2016 which supports our principal administrative, sales, marketing, customer support, and research and product development facility.

We also occupy a 40,000 square-foot warehouse in Salt Lake City, Utah under the terms of an operating lease expiring in December 2017 which serves as our primary inventory fulfillment and repair center. This facility also serves as our assembly workshop for digital signage products. Our earlier lease for a 24,000 square-foot warehouse in Salt Lake City, Utah terminated in January 2012.

We also lease approximately 5,600 square-feet of warehouse space in Hong Kong under an operating lease which expires in February 2014 to support our partners and customers located in the Asia-Pacific region. Our earlier leases for smaller Hong Kong warehouses totaling 3,700 square-feet expired in February 2012.

We also occupy a 11,100 square-foot facility in Austin, Texas under the terms of an operating lease expiring in August 2016, which serves as an additional facility to support our administrative, sales, marketing, customer support, and research and development activities. Our earlier lease for a 9,400 square-foot office space in Austin, Texas expired in May 2012.

We lease two facilities in Israel - a 4,700 square-foot office facility in Hod Hasharon to primarily support our research and development activities and a 1,000 square-foot warehouse in Tzur Yigal. The Hod Hasharon lease expires in December 2013 with options to extend from two to six years. The Tzur Yigal lease expires in August 2013.

In addition to the above, we also occupy a 2,300 square-foot office space in Corvallis, Oregon under a month-to-month operating lease to support our digital signage business operations and research and development facilities.

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

| 16 |

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Our common stock has been traded on the NASDAQ Capital Market under the symbol CLRO since August 14, 2007. The following table sets forth high and low sale prices (or high and low bid quotations) of our common stock for each fiscal quarter indicated as reported on the NASDAQ Capital Market.

	Year ended December 31,
	2012		2011
	High	Low	High	Low
Q1 - Jan 1 to Mar 31	$5.20	$4.14	$7.49	$3.75
Q2 - Apr 1 to Jun 30	4.72	3.70	9.20	5.91
Q3 - Jul 1 to Sep 30	4.26	3.70	7.73	4.90
Q4 - Oct 1 to Dec 31	4.76	3.76	5.51	3.95

On March 21, 2013, the closing price for our common stock as reported on the NASDAQ Capital Market was $6.88.

Shareholders
As of March 21, 2013, there were 9,121,314 shares of our common stock issued and outstanding and held by approximately 369 shareholders of record. This number includes each broker dealer and clearing corporation that holds shares for customers as a single shareholder.

Dividends
We have not paid a cash dividend on our common stock and do not anticipate doing so in the foreseeable future. We intend to retain earnings to fund future working capital requirements, infrastructure needs, growth, product development, and our stock repurchase program.

Issuer Purchases of Equity Securities
In May 2012, our Board of Directors authorized a stock repurchase program.  Under the program, we were authorized to repurchase up to $3 million of our outstanding common stock.  In February of 2013, the Board updated the program by authorizing an increase in the amount available for the stock repurchase program from $3 million to $10 million. Any stock repurchases may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans.  Rule 10b5-1 permits us to establish, while not in possession of material nonpublic information, prearranged plans to buy stock at a specific price in the future, regardless of any subsequent possession of material nonpublic information. The timing and actual number of shares repurchased will depend on a variety of factors, including market conditions and other factors. We may suspend or discontinue the stock repurchase program at any time without prior notice.

There were no issuer purchases of equity securities during the three months ended December 31, 2012.

Securities Authorized for Issuance under Equity Compensation Plans
We currently have one equity compensation plan, our 2007 Equity Incentive Plan (the “2007 Plan”). Our 1998 stock option plan terminated in June 2008 and no further awards may be issued under this plan.

| 17 |

The following table sets forth information as of December 31, 2012 with respect to compensation plans under which equity securities of ClearOne are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	1,137,283	$4.63	357,410
Equity compensation plans not approved by shareholders	—	—	—
Total	1,137,283	$4.63	357,410

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

| 18 |

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

OVERVIEW

Throughout this discussion, we compare results of operations for the year ended December 31, 2012 ("2012") to the year ended December 31, 2011 (“2011” or "the comparable period").

Despite a poor start in the first quarter of 2012 and very little revenue growth in the second and third quarters of 2012, we attained higher revenue in 2012 when compared to 2011 due to a strong finish in the fourth quarter of 2012.
On February 16, 2012, we completed the acquisition of the video conferencing business of Israel-based VCON Video Conferencing, Ltd. (“VCON”). VCON was a pioneer in software based video conferencing solutions with product offerings that include group video conferencing endpoints, desktop video conferencing endpoints, video conferencing infrastructure solutions and software development kits. This acquisition and the combination of streaming and digital signage technologies have provided us with complementary technology opportunities allowing us to enter new growth markets. Pursuant to the asset purchase agreement, ClearOne paid consideration of $4.6 million in cash to VCON for all VCON's assets, including intellectual property, fixed assets and inventory and assumed no debt.
Overall revenue increased marginally in 2012 due to the contribution of additional revenue from the businesses acquired in 2011 and 2012 and due to growth in revenue from unified communications audio end points. Revenue from our professional audio communication products declined slightly in 2012. Our gross profit during 2012 declined marginally while our net income surged to $26.6 million from $6.9 million in 2011. Net income in 2012 and 2011 benefited by credits of $38.5 million and $3.7 million, respectively, from litigation proceeds.
We derive a major portion (approximately 69%) of our revenue from the Americas, which include North America and Latin America. Our share of revenue from foreign markets outside the Americas was slightly higher in 2012 when compared to 2011.
The audio visual products market is characterized by intense competition and rapidly evolving technology. Our competitors vary within each product category. The professional audio communication products, which contribute the most to our revenue, despite a small decline in revenues in 2012, continues to perform strongly largely due to our professional microphone products and our popular mid-tier premium conferencing products. Despite our strong leadership position in the professional audio communications products market, we face challenges to revenue growth due to continuing popularity of mid-tier premium conferencing products within the product mix in opposition to higher cost professional conferencing products. Revenue from unified communications audio end points grew in 2012 despite increasing competition in the personal conferencing products market. The additional revenue from visual communication products through acquisitions in 2011 and 2012 contributed to our overall growth.
We expect the recently introduced professional microphone products will complement our professional conferencing products and drive our revenue growth. We intend to increase our penetration of the unified communications audio end points market through deepening and expanding our partnerships with large IT distributors. We believe we are also well positioned to capitalize on the continuing migration away from the traditional hardware based video conferencing to software based video conferencing.
We believe the momentum derived from the strong fourth quarter in 2012 will continue into 2013 if the underlying global economic conditions do not weaken. Even though our cash position has increased due to the recent receipt of settlement proceeds, recent acquisitions will increase our operating costs. We will continue to exercise fiscal discipline and balance the need to invest in the growth of our product offerings' future against the need to maintain the profitability of the company.

| 19 |

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCUSSION OF RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2012 COMPARED TO YEAR ENDED DECEMBER 31, 2011

The following table sets forth certain items from our consolidated statements of operations for the years ended December 31, 2012 and 2011, together with the percentage of total revenue which each item represents.

	Year ended December 31,				Variance
	2012		2011		Favorable (Unfavorable)
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Revenue	$46,417	100.0%	$46,067	100.0%	$350	0.8%
Cost of goods sold	19,089	41.1%	18,522	40.2%	(567)	(3.1)%
Gross profit	27,328	58.9%	27,545	59.8%	(217)	(0.8)%
Sales and marketing	8,112	17.5%	8,120	17.6%	8	0.1%
Research and product development	8,261	17.8%	7,128	15.5%	(1,133)	(15.9)%
General and administrative	6,934	14.9%	5,427	11.8%	(1,507)	(27.8)%
Proceeds from litigation	(38,500)	(82.9)%	(3,702)	(8.0)%	34,798	(940.0)%
Operating income	42,521	91.6%	10,572	22.9%	31,949	302.2%
Other income, net	34	0.1%	24	0.1%	10	41.7%
Income before income taxes	42,555	91.7%	10,596	23.0%	31,959	301.6%
Provision for income taxes	(15,908)	(34.3)%	(3,667)	(8.0)%	(12,241)	333.8%
Net income	$26,647	57.4%	$6,929	15.0%	$19,718	284.6%

Revenue

Our revenue was $46.4 million for the year ended December 31, 2012 compared to $46.1 million for the comparable period. Revenue during 2012 increased by approximately $350 thousand, or 0.8%, from the comparable period. The additional revenue in 2012 from visual audio products resulting from our acquisitions and the increase in revenue by 3% from unified communications audio end points contributed to the marginal increase in revenue in 2012. The above increases were partially offset by a decline of 3% in revenue from professional audio communications products. The share of professional audio communications products in our mix decreased from approximately 73% in 2011 to approximately 70% in 2012. During 2012 revenue from Europe, Middle East and Africa grew by 13% while revenue from the Americas declined by 1%.

At each quarter end, we evaluate the inventory in the distribution channel through information provided by certain of our distributors. The level of inventory in the channel fluctuates up or down each quarter based upon our distributors’ individual operations. Accordingly, each quarter-end revenue deferral is calculated and recorded based upon the underlying channel inventory at quarter-end. During 2012 and 2011, the change in deferred revenue based on the movement of inventory in the channel was a deferral of revenue of $190 thousand and a recognition of revenue of $902 thousand, respectively.

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

Our gross profit during 2012 was approximately $27.3 million compared to approximately $27.5 million in the comparable period, a decrease of 0.8%. The decrease in gross profit was primarily due to increased obsolescence costs associated with inventory. Gross profit margins (“GPM”), or gross profit as a percentage of sales, declined to 59% in 2012 from 60% in 2011.

| 20 |

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our profitability in the near-term continues to depend significantly on our revenues from professional audio communications products. We hold considerable amounts of long-term inventory and if we are unable to sell our long-term inventory, profitability might be affected by inventory write-offs and price mark-downs.

Operating Expenses and Profits (Losses)

Operating profits (losses), or income from operations, is the surplus after operating expenses are deducted from gross profits. Operating expenses include sales and marketing (“S&M”) expenses, research and product development (“R&D”) expenses and general and administrative (“G&A”) expenses. Total operating expenses after excluding net litigation proceeds were $23.3 million in 2012 compared to $20.7 million during the comparable period. Net litigation proceeds were $38.5 million in 2012 compared to $3.7 million in 2011. Following is a more detailed discussion of expenses related to sales and marketing, research and product development, general and administrative, and other items.

Sales and Marketing. S&M expenses include sales, customer service, and marketing expense such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses. Total S&M expenses were approximately $8.1 million in both 2012 and 2011. S&M expenses as a percentage of revenue also remained the same in both 2012 and 2011.

Research and Product Development. R&D expenses include research and development, product line management, engineering services, and test and application expenses, including employee-related costs, outside services, expensed materials, depreciation, and an allocation of overhead expenses. Total R&D expenses were $8.3 million in 2012 compared to $7.1 million during the comparable period. As a percentage of revenue, R&D expenses increased to 17.8% in 2012 compared to 15.5% in 2011. The increase in R&D expenses was primarily due to increases in employee-related costs due to recent acquisitions and increased headcount, increase in consulting fees and accelerated amortization of certain R&D assets.

General and Administrative. G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs and corporate administrative costs, including costs related to finance and human resources. Total G&A expenses were approximately $6.9 million in 2012 compared with approximately $5.4 million in 2011. The increase in G&A expenses was primarily due to special bonuses awarded to key contributors to litigation settlement, increased costs associated with the recently acquired operations of video conferencing business, an increase in amortization of intangibles, an increase in legal expenses. These increases were partially offset by a reduction in bad debts.

Proceeds from litigation. We received $45 million from UBS as settlement of a dispute, that was under arbitration. The settlement award was subject to a 15% contingency legal fee of $6.75 million paid in December 2012 to our litigation counsel. (See section titled "ARS Special Arbitration" under Note 8 - Commitments and Contingencies to our Consolidated Financial Statements). We recognized in 2011 income of approximately $3.7 million received from one of our competitors upon our successful litigation in the matter related to the theft of our intellectual property. (See section titled "Theft of our Intellectual Property and Related Cases” under Note 8 - Commitments and Contingencies to our Consolidated Financial Statements).

(Provision) for income taxes

The tax expense of $15.9 million during 2012 was primarily the result of tax on current year income.  This compared to a tax expense of $3.7 million during 2011.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

As of December 31, 2012, our cash and cash equivalents were approximately $55.5 million compared to $16.7 million as of December 31, 2011. Our working capital was $56.5 million and $32.7 million as of December 31, 2012 and December 31, 2011, respectively.

Net cash flows provided by operating activities were approximately $43.9 million during 2012, an increase of approximately $38.1 million, compared to $5.8 million in 2011. The increase was primarily due to higher net income resulting from net litigation proceeds, an increase in deferred revenue and increased cash inflows on inventory. These increases in cash inflows were partially offset by outflows on reduced accounts payable.

| 21 |

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net cash flows used in investing activities were $5.2 million during 2012 compared to net cash flows used in investing activities of $1.4 million during 2011. During 2012, the cash outflows on investing activities consisted of the acquisition of VCON's business for $4.6 million and the purchase of property and equipment. During 2011, the cash outflows on investing activities consisted of the acquisition of MagicBox's business for $980 thousand and the purchase of property and equipment. Please refer to Note 3 - Business Combinations, Goodwill and Intangible Assets in the Notes to Consolidated Financial Statements (Part II, Item 8) for details on the acquisitions in 2012 and 2011.

Net cash provided by financing activities in 2012 consisted of proceeds received from the exercise of stock options amounting to $490 thousand and associated tax benefits of $2 thousand, offset by the acquisition of outstanding stock totaling $384 thousand under the stock repurchase program. Net cash provided by financing activities in 2011 consisted of proceeds from the exercise of stock options totaling $747 thousand  and associated tax benefits totaling $66 thousand.

We believe that future income from operations and effective management of working capital will provide the liquidity needed to meet our short-term and long-term operating requirements and finance our growth plans. We also believe that our strong financial position and sound business structure will enable us to raise additional capital when needed to meet our short and long-term financing needs. In addition to capital expenditures, we may use cash in the near future for selective infusions of technology, sales & marketing, infrastructure, and other investments to fuel our growth, as well as acquisitions that may strategically fit our business and are accretive to our performance. We may also use cash to finance the repurchase of our outstanding stock.

At December 31, 2012, we had open purchase orders related to our electronics manufacturing service providers and other contractual obligations of approximately $4.0 million, primarily related to inventory purchases.

At December 31, 2012, we had inventory totaling $12.8 million out of which non-current inventory accounted for $2.0 million. This compares to total inventories of $14.5 million and non-current inventory of $1.9 million as of December 31, 2011. As our business prospects continue to improve, we expect to continue to reduce our non-current inventory and convert it into cash.

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

We provide a right of return on product sales to major distributors under a product rotation program. Under this seldom used program, once a quarter, a distributor is allowed to return products purchased during the prior quarter for a total value generally

| 22 |

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

not exceeding 15% of the distributor’s net purchases during the preceding quarter. The distributor is, however, required to place a new purchase order for an amount not less than the value of products returned under the stock rotation program. When products are returned, the associated revenue, cost of goods sold, inventory and accounts receivable originally recorded are reversed. When the new order is placed, the revenue, associated cost of goods sold, inventory and accounts receivable are recorded and the product revenue is subject to the deferral analysis described below. In a small number of cases, the distributors are also permitted to return the products for other business reasons.

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

The amount of deferred cost of goods sold was included in consigned inventory. The following table details the amount of deferred revenue, cost of goods sold, and gross profit:

	As of December 31,
	2012	2011
Deferred Revenue	$3,593	$3,404
Deferred Cost of Goods Sold	1,289	1,199
Deferred Gross Profit	$2,304	$2,205

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

Impairment of Goodwill and Intangible Assets

We allocated the purchase price for the acquisitions of NetStreams in 2009, MagicBox in 2011 and VCON in 2012 on the basis of well-established valuation techniques performed by qualified experts. Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We perform impairment tests of goodwill and intangible assets with indefinite useful lives on an annual basis in the fourth fiscal quarter, or sooner if a triggering event occurs suggesting possible impairment of the values of these assets. In association with the acquisition of NetStreams, $726 thousand and $400 thousand were recorded as goodwill and intangible assets with indefinite useful life, respectively. With respect to the MagicBox acquisition, $427 thousand and $159 thousand were recorded as goodwill and intangible assets with indefinite useful life, respectively. Goodwill of $2.3 million was recorded in connection with the VCON acquisition. There were no impairments recorded in 2012 or 2011 as no impairment indicators existed. However, due to uncertainty in the industrial, technological, and competitive environments in which we operate, we might be required to exit or dispose of the assets acquired through the NetStreams, MagicBox or VCON acquisitions, which could result in an impairment of goodwill and intangible assets.

| 23 |

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

To the extent we establish a valuation allowance in a period, we must include and expense the allowance within the tax provision in the consolidated statement of operations. In accordance with ASC Topic 740, "Accounting for Income Taxes", we analyzed our valuation allowance at December 31, 2012 and determined that based upon available evidence it is more likely than not that certain of our deferred tax assets related to capital loss carryovers and state research and development credits will not be realized and, accordingly, we have recorded a valuation allowance against these deferred tax assets in the amount of $270 thousand.  Please refer to Note 11 - Income Taxes in the Notes to Consolidated Financial Statements for additional information.

Lower-of-Cost or Market Adjustments and Reserves for Excess and Obsolete Inventory

We account for our inventory on a first-in, first-out basis, and make appropriate adjustments on a quarterly basis to write down the value of inventory to the lower-of-cost or market. In addition to the price of the product purchased, the cost of inventory includes our internal manufacturing costs, including warehousing, material purchasing, quality and product planning expenses.

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

Share-Based Payments

Prior to June 30, 2005, and as permitted under the then existing FASB guidelines under SFAS No. 123, “Accounting for Stock-Based Compensation,” we accounted for our share-based payments following the recognition and measurement principles of

| 24 |

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as interpreted. Accordingly, no share-based compensation expense had been reflected in our statements of operations for unmodified option grants since (1) the exercise price equaled the market value of the underlying common stock on the grant date, and (2) the related number of shares to be granted upon exercise of the stock option was fixed on the grant date.

In December 2004, the FASB issued guidelines now contained under FASB ASC Topic 718, "Compensation – Stock Compensation". ASC Topic 718 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Primarily, this Topic focuses on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

After evaluating the recent accounting pronouncements through the date of this filing, the Company has concluded that application of them will have no material impact on the Company’s financial results.

| 25 |

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data required by this are included herein as a separate section of this Form 10-K beginning on page F-1 and are incorporated in this Item 8 by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the required time periods and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. As required by Rule 13a-15 under the Exchange Act, we have completed an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Principal Financial Officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of December 31, 2012. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and based upon this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures are effective at a reasonable assurance level.

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
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using that criteria, management concluded that the design and operation of our internal control over financial reporting were effective as of December 31, 2012.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC applicable to smaller reporting companies.

Changes in Internal Control Over Financial Reporting

| 26 |

There were no significant changes in our internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

| 27 |

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2013 annual meeting of shareholders.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2013 annual meeting of shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2013 annual meeting of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2013 annual meeting of shareholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2013 annual meeting of shareholders.

| 28 |

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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
3. Exhibits: The exhibits listed under the Index of exhibits in the next page are filed or incorporated by reference as part of this Form 10-K.

| 29 |

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
2.2	Agreement and Plan of Merger, dated as of November 3, 2009, by and among ClearOne Communications, Inc., Alta-Wasatch Acquisition Corporation, NetStreams, Inc., Austin Ventures VIII, L.P., and Kevin A. Reinis.	8-K	2.2	11/9/2009
3.2	Bylaws	10-K	3.2	3/31/2011
10.1*	Employment Separation Agreement between ClearOne Communications, Inc. and Frances Flood, dated December 5, 2003	10-K	10.1	8/18/2005
10.2*	Employment Termination Agreement between ClearOne Communications, Inc. and Susie Strohm, dated December 5, 2003	10-K	10.1	8/18/2005
10.3	1997 Employee Stock Purchase Plan	S-8	4.9	10/6/2006
10.4	1998 Stock Option Plan	S-8	4.8	10/6/2006
10.5	2007 Equity Incentive Plan	S-8	4.7	1/22/2008
10.6	Office Lease between Edgewater Corporate Park, LLC and ClearOne Communications, Inc. dated June 5, 2006	10-K	10.19	9/14/2006
10.7	Margin Loan Agreement between ClearOne Communications, Inc. and UBS Financial Services, Inc. dated September 10, 2008	8-K	10.2	9/11/2008
10.8	Manufacturing Services Agreement between Flextronics Industrial, Ltd. and ClearOne Communications, Inc. dated November 3, 2008	10-K	10.21	10/13/2009
10.9	Joinder to Loan and Security Agreement, dated as of November 3, 2009, by and between ClearOne Communications, Inc. and Square 1 Bank.	8-K	10.23	11/9/2009
10.10	Seventh Amendment to Loan and Security Agreement, dated as of November 3, 2009, by and between Square 1 Bank, ClearOne Communications, Inc., NetStreams Inc., and NetStreams, LLC.	8-K	10.24	11/9/2009
14.1	Code of Ethics, approved by the Board of Directors on August 23, 2006	10-K	14.1	9/14/2006
3.1†	Amended and Restated Articles of Incorporation of ClearOne, Inc.
21.1†	Subsidiaries of the registrant
23.1†	Consent of McGladrey LLP, Independent Registered Public Accounting Firm
23.2†	Consent of Jones Simkins P.C., Independent Registered Public Accounting Firm
31.1†	Section 302 Certification of Chief Executive Officer
31.2†	Section 302 Certification of Chief Financial Officer
32.1†	Section 906 Certification of Chief Executive Officer
32.2†	Section 906 Certification of Chief Financial Officer
101.INS‡	XBRL Instance Document
101.SCH‡	XBRL Taxonomy Extension Schema
101.CAL‡	XBRL Taxonomy Extension Calculation Linkbase
101.DEF‡	XBRL Taxonomy Extension Definitions Linkbase
101.LAB‡	XBRL Taxonomy Extension Label Linkbase
101.PRE‡	XBRL Taxonomy Extension Presentation Linkbase
________________________________
* Constitutes a management contract or compensatory plan or arrangement.
† Filed herewith
‡ Information furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the 1934 Act

| 30 |

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARONE, INC.
Registrant

/s/ Zeynep Hakimoglu
Zeynep Hakimoglu
President, Chief Executive Officer and Chairman of the Board
March 22, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Zeynep Hakimoglu	/s/ Narsi Narayanan
Zeynep Hakimoglu	Narsi Narayanan
President, Chief Executive Officer and Chairman of the Board March 22, 2013	Vice President of Finance March 22, 2013

/s/ Brad R. Baldwin	/s/ Larry R. Hendricks
Brad R. Baldwin	Larry R. Hendricks
Director March 22, 2013	Director March 22, 2013

/s/ Scott M. Huntsman
Scott M. Huntsman
Director March 22, 2013

| 31 |

CLEARONE, INC.

| 32 |

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of ClearOne, Inc.

We have audited the accompanying consolidated balance sheet of ClearOne, Inc. and subsidiaries (the Company) as of December 31, 2012, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ClearOne, Inc. and subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for the year ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ MCGLADREY LLP

Irvine, California
March 22, 2013

| F- 1 |

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of ClearOne Communications, Inc.

We have audited the accompanying consolidated balance sheet of ClearOne Communications, Inc. and subsidiaries (the Company) as of December 31, 2011, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ClearOne Communications, Inc. and subsidiaries as of December 31, 2011, and the results of its operations and its cash flows for the year ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ JONES SIMKINS, P.C.

JONES SIMKINS, P.C.
Logan, Utah
March 30, 2012

| F- 2 |

CLEARONE, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$55,509	$16,683
Receivables, net of allowance for doubtful accounts of $60 and $149, as of December 31, 2012 and 2011 respectively	8,388	8,457
Inventories	10,873	12,565
Deferred income taxes	3,148	2,987
Prepaid expenses and other assets	1,369	740
Total current assets	79,287	41,432
Long-term inventories, net	1,955	1,905
Property and equipment, net	1,708	2,338
Intangibles, net	4,258	2,690
Goodwill	3,472	1,153
Deferred income taxes	1,195	—
Other assets	64	41
Total assets	$91,939	$49,559
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,302	$2,814
Accrued liabilities	2,143	2,234
Income taxes payable	14,782	300
Deferred product revenue	3,593	3,404
Total current liabilities	22,820	8,752
Deferred income taxes	—	101
Deferred rent	422	494
Other long-term liabilities	2,029	548
Total liabilities	25,271	9,895
Shareholders' equity:
Common stock, par value $0.001, 50,000,000 shares authorized, 9,163,462 and 9,098,152 shares issued and outstanding as of December 31, 2012 and 2011, respectively	9	9
Additional paid-in capital	40,430	40,073
Retained earnings (accumulated deficit)	26,229	(418)
Total shareholders' equity	66,668	39,664
Total liabilities and shareholders' equity	$91,939	$49,559

See accompanying notes

| F- 3 |

CLEARONE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Year ended December 31,
	2012	2011
Revenue	$46,417	$46,067
Cost of goods sold	19,089	18,522
Gross profit	27,328	27,545

Operating expenses:
Sales and marketing	8,112	8,120
Research and product development	8,261	7,128
General and administrative	6,934	5,427
Proceeds from litigation, net	(38,500)	(3,702)
Total operating expenses	(15,193)	16,973

Operating income	42,521	10,572

Other income, net	34	24

Income before income taxes	42,555	10,596
Provision for income taxes	(15,908)	(3,667)
Net income	$26,647	$6,929

Basic earnings per common share	$2.93	$0.77
Diluted earnings per common share	$2.89	$0.75

Basic weighted average shares outstanding	9,107,234	9,027,934
Diluted weighted average shares outstanding	9,214,685	9,271,811

See accompanying notes

| F- 4 |

CLEARONE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2010	8,929,439	$9	$39,073	$(7,347)	$31,735
Exercise of stock options	168,514	—	746	—	746
Tax benefit - stock option exercises	—	—	66	—	66
Stock-based compensation expense	—	—	187	—	187
Employee stock purchase plan	199	—	1	—	1
Net income	—	—	—	6,929	6,929
Balances at December 31, 2011	9,098,152	9	40,073	(418)	39,664
Exercise of stock options	159,869	—	489	—	489
Stock repurchased	(94,744)	—	(384)	—	(384)
Tax benefit - stock option exercises	—	—	10	—	10
Stock-based compensation expense	—	—	241	—	241
Employee stock purchase plan	185	—	1	—	1
Net income	—	—	—	26,647	26,647
Balances at December 31, 2012	9,163,462	$9	$40,430	$26,229	$66,668

See accompanying notes

| F- 5 |

CLEARONE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year ended December 31,
	2012	2011
Cash flows from operating activities:
Net income	$26,647	$6,929
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization expense	1,917	1,243
Amortization of deferred rent	(41)	(23)
Stock-based compensation expense	241	187
Provision for doubtful accounts	25	312
Write-down of inventory to net realizable value	1,235	188
Loss on disposal of assets	—	5
Tax benefit from exercise of stock options	(2)	—
Changes in operating assets and liabilities:
Receivables	44	1,081
Inventories	447	(3,066)
Deferred income taxes	(1,457)	1,416
Prepaid expenses and other assets	(652)	(305)
Accounts payable	(512)	634
Accrued liabilities	(130)	(2,277)
Income taxes payable	14,492	250
Deferred product revenue	189	(902)
Other long-term liabilities	1,481	127
Net cash provided by operating activities	43,924	5,799

Cash flows from investing activities:
Payment towards business acquisitions	(4,632)	(980)
Purchase of property and equipment	(574)	(380)
Net cash used in investing activities	(5,206)	(1,360)

Cash flows from financing activities:
Proceeds from the exercise of stock options	490	747
Tax benefit from the exercise of stock options	2	66
Treasury stock purchased	(384)	—
Net cash provided by financing activities	108	813

Net increase in cash and cash equivalents	38,826	5,252
Cash and cash equivalents at the beginning of the period	16,683	11,431
Cash and cash equivalents at the end of the period	$55,509	$16,683

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,393	$1,705

| F- 6 |

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year ended December 31,
	2012	2011

Supplemental disclosure of non-cash activities:
Exchanged accounts receivable from a vendor with accounts payable to the same vendor	$—	$182
Transfer from property and equipment to inventory	—	78

The Company acquired the business of VCON Video Conferencing, Ltd. in February 2012 for $4,632 and recorded the following assets and liabilities:
Inventory	$40	$—
Property and equipment	34	—
Product warranty liability	(8)	—
Proprietary software	2,247	—
Goodwill	2,319	—
Cash paid	$4,632	$—

The Company acquired the business of MagicBox, in September 2011, for $980 and recorded the following assets and liabilities:
Accounts receivable	$—	$81
Inventories	—	117
Other current assets	—	12
Accrued expenses	—	(4)
Property and equipment	—	9
Intangibles	—	338
Goodwill	—	427
Cash paid	$—	$980

See accompanying notes

| F- 7 |

CLEARONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

1. Organization – Nature of Operations

ClearOne, Inc., a Utah corporation, and its subsidiaries (collectively, the “Company”) develop, manufacture, market, and service a comprehensive line of audio visual products including audio conferencing, video conferencing, streaming and digital signage products. The Company’s solutions create a natural communication environment, designed to save organizations time and money by enabling more effective and efficient communication between geographically separated businesses, employees, and customers.

2. Summary of Significant Accounting Policies

Fiscal Year – This report on Form 10-K includes financial statements for the years ended December 31, 2012 and 2011.

Consolidation – These consolidated financial statements include the financial statements of ClearOne, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Key estimates in the accompanying consolidated financial statements include, among others, revenue recognition, allowances for doubtful accounts and product returns, provisions for obsolete inventory, valuation of long-lived assets, and deferred income tax asset valuation allowances. Actual results could differ materially from these estimates.

Foreign Currency Translation – The U.S. Dollar is used as the functional currency for our subsidiaries in the United Kingdom, Hong Kong and Israel. However, the Company's foreign subsidiaries have certain assets, liabilities and cash flows that are subject to foreign currency risk. Gains or losses arising on remeasurement of foreign currency denominated assets and liabilities are not significant and are included in the Company's Statement of Operations under "Other income, net".

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

| F- 8 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Management regularly analyzes accounts receivable including current aging, historical write-off experience, customer concentrations, customer creditworthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. We review customer accounts quarterly by first assessing accounts with aging over a specific duration and balance over a specific amount. We review all other balances on a pooled basis based on past collection experience. Accounts identified in our customer-level review as exceeding certain thresholds are assessed for potential allowance adjustment if we conclude the financial condition of that customer has deteriorated, adversely affecting their ability to make payments. Delinquent account balances are written off if the Company determines that the likelihood of collection is not probable. If the assumptions that are used to determine the allowance for doubtful accounts change, the Company may have to provide for a greater level of expense in future periods or reverse amounts provided in prior periods.

The Company’s allowance for doubtful accounts activity for the years ended December 31, 2012 and 2011 was as follows:

	Year ended December 31,
	2012	2011
Balance at beginning of the year	$149	$206
Charged to costs and expenses	25	312
Deductions	(114)	(369)
Balance at end of the year	$60	$149

Inventories – Inventories are valued at the lower of cost or market, with cost computed on a first-in, first-out (“FIFO”) basis. In addition to the price of the product purchased, the cost of inventory includes the Company’s internal manufacturing costs, including warehousing, engineering, material purchasing, quality and product planning expenses and applicable overhead, not in excess of estimated realizable value. Consideration is given to obsolescence, excessive levels, deterioration, direct selling expenses, and other factors in evaluating net realizable value.

Consigned inventory includes products that have been delivered to customers for which revenue recognition criteria have not been met.

The inventory also includes advance replacement units (valued at cost) provided by the Company to end-users to service defective products under warranty. The value of advance replacement units included in the inventory was $39 and $43, as of December 31, 2012 and 2011, respectively.

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

Goodwill and Intangible Assets – Intangible assets acquired in a purchase business combination are amortized over their useful lives unless these lives are determined to be indefinite. Intangible assets are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, which are generally three to ten years. Goodwill represents the excess of costs over the fair value of net assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized. In accordance with the provisions of FASB ASC Topic 350, Intangibles – Goodwill and Other, the Company tests goodwill and other intangible assets with indefinite lives for impairment at least annually at the beginning of the fourth quarter, or sooner if a triggering event occurs suggesting possible impairment of the values of these assets. Impairment testing for these assets involves a two-step process. In the first step, the fair value of the reporting unit holding the assets is compared to its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of the impairment loss, if any. In the second step, the fair value of the reporting unit is allocated to all of its assets and liabilities including intangible assets and liabilities not recorded on the balance sheet. The excess, if any, of the fair value of the reporting unit over the sum of the fair values allocated to identified assets and liabilities is the value of

| F- 9 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

goodwill to be compared to its carrying value (See Note 3 – Business Combinations, Goodwill and Intangibles). ClearOne and all of its subsidiaries are considered as one reporting unit for this purpose.

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

The Company provides a right of return on product sales to major distributors and other resellers under a product rotation program. Under this seldom used program, once a quarter, a distributor or reseller is allowed to return products purchased during the prior 180 days for a total value generally not exceeding 15% of the distributor's or reseller’s net purchases during the preceding quarter. The distributor or reseller is, however, required to place a new purchase order for an amount not less than the value of products returned under the stock rotation program. When products are returned, the associated revenue, cost of goods sold, inventory and accounts receivable originally recorded are reversed. When the new order is fulfilled, the revenue, associated cost of goods sold, inventory and accounts receivable are recorded and the product revenue is subject to the deferral analysis described below. In a small number of cases, the distributors are also permitted to return the products for other business reasons.

Revenue from product sales to distributors is not recognized until the return privilege has expired or until it can be determined with reasonable certainty that the return privilege has expired, which approximates when product is sold-through to customers of the Company’s distributors (dealers, system integrators, value-added resellers, and end-users) rather than when the product is initially shipped to a distributor. At each quarter-end, the Company evaluates the inventory in the channel through information provided by our distributors. The level of inventory in the channel will fluctuate up or down each quarter, based upon our distributors’ individual operations. Accordingly, at each quarter-end, the deferral for revenue and associated cost of goods sold are calculated and recorded based upon the actual channel inventory reported at quarter-end. Further, with respect to distributors and other channel partners not reporting the channel inventory, the revenue and associated cost of goods sold are deferred until the Company receives payment for the product sales made to such distributors or channel partners.

The amount of deferred cost of goods sold is included in consigned inventory.

The details of deferred revenue and associated cost of goods sold and gross profit are as follows:

	As of December 31,
	2012	2011
Deferred revenue	$3,593	$3,404
Deferred cost of goods sold	1,289	1,199
Deferred gross profit	$2,304	$2,205

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

| F- 10 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Sales and Similar Taxes - Taxes collected from customers and remitted to government authorities are reported on a net basis and thus are excluded from revenues.

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

The details of changes in the Company’s warranty accrual are as follows:

	Year ended December 31,
	2012	2011
Balance at the beginning of year	$467	$363
Accruals/additions	443	439
Usage/claims	(525)	(335)
Balance at end of year	$385	$467

Advertising – The Company expenses advertising costs as incurred. Advertising expenses consist of trade shows, magazine advertisements, and other forms of media. Advertising expenses for the years ended December 31, 2012 and 2011, totaled $525 and $482, respectively, and are included under the caption “Sales and Marketing”.

Research and Product Development Costs – The Company expenses research and product development costs as incurred.

Income Taxes – The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry-forwards. These temporary differences will result in deductible or taxable amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some or all of the deferred tax assets may not be realized. The Company evaluates the realizability of its net deferred tax assets on a quarterly basis and valuation allowances are provided, as necessary. Adjustments to the valuation allowance increase or decrease the Company’s income tax provision or benefit. As of December 31, 2012, the Company had a valuation allowance of $270 against capital loss carryovers, and state research and development credits.

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

| F- 11 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Earnings Per Share – The following table sets forth the computation of basic and diluted earnings per common share:

	Year ended December 31,
	2012	2011
Numerator:
Net income	$26,647	$6,929
Denominator:
Basic weighted average shares	9,107,234	9,027,934
Dilutive common stock equivalents using treasury stock method	107,451	243,877
Diluted weighted average shares	9,214,685	9,271,811

Basic earnings per common share:	$2.93	$0.77
Diluted earnings per common share:	$2.89	$0.75

Weighted average options outstanding	1,197,487	1,137,219
Anti-dilutive options not included in the computation	681,820	893,343

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

Recent Accounting Pronouncements

After evaluating the recent accounting pronouncements through the date of this filing, the Company has concluded that application of them will have no material impact on the Company’s financial results.

| F- 12 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

3. Business Combinations, Goodwill and Intangibles

Acquisition of video conferencing business

On February 16, 2012, the Company completed the acquisition of the video conferencing business of Israel-based VCON Video Conferencing, Ltd. (“VCON”) through an asset purchase agreement. VCON was a pioneer in software based video conferencing solutions with product offerings that include group video conferencing endpoints, desktop video conferencing endpoints, video conferencing infrastructure solutions and software development kits. This acquisition and the combination of streaming and digital signage technologies will provide us with complementary technology opportunities allowing us to enter new growth markets.

Pursuant to the asset purchase agreement, the Company paid consideration of $4,632 in cash. The fair values of assets acquired and liabilities assumed are based on the information that was available during the measurement period of twelve months from the date of acquisition. The fair value of identified assets and liabilities acquired and goodwill is as follows:

Inventory	$40
Property and equipment	34
Product warranty liability	(8)
Proprietary software	2,247
Goodwill	2,319
$4,632

The goodwill of $2,319 is composed of expected synergies in utilizing VCON technology in ClearOne product offerings, reduction in future combined research and development expenses, and intangible assets including acquired workforce that do not qualify for separate recognition. This goodwill balance is not deductible for tax purposes.

Adjustments were made to the initial purchase price allocation and higher allocation to goodwill was made retroactive to the date of acquisition. The final fair value differed from the initial allocation as follows:

	Final Fair Value	Initial Allocation	Difference
Inventory	$40	$320	$(280)
Tradename	—	500	(500)
Patents and technology	—	2,300	(2,300)
Proprietary software	2,247	500	1,747
In-process research and development	—	200	(200)
Goodwill	2,319	786	1,533

The decrease in purchase price allocation to intangible assets also resulted in a decrease in amortization charges retrospectively starting with the first quarter of 2012. The decrease in amortization charges in the three month periods ended March 31, June 30 and September 30, 2012, were $25, $75 and $75, respectively.

Unaudited Supplemental Pro Forma information

1)	Revenue and net loss from the video conferencing business from February 16, 2012 to December 31, 2012 were $1,319 and ($1,170), respectively.

2)	Revenue and earnings of the combined entity as though the business combination occurred as of January 1, 2011 were as follows:

	Year ended December 31,
	2012	2011
Revenue	$46,630	$47,583
Net income	26,603	6,046

| F- 13 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

3)	There were no material, nonrecurring pro forma adjustments directly attributable to the acquisition included in this supplemental Pro Forma information.

Acquisition of digital signage business

On September 6, 2011, the Company acquired substantially all the assets of MagicBox, Inc. through an asset purchase agreement.

MagicBox’s content management and control technology, along with its industry-leading database integration software complemented ClearOne's StreamNet systems. MagicBox had complementary products to ClearOne for a broad spectrum of applications. StreamNet technology delivers low-latency HD distribution over IP which to ClearOne fits well with MagicBox's content creation, scheduling, database integration and digital signage domain expertise.

Pursuant to the asset purchase agreement, the Company paid Magic Box, Inc. $980 in cash.

The fair value of identified assets and liabilities acquired and goodwill was as follows:

Accounts receivable	$81
Inventory	117
Other current assets	12
Accrued expenses	(4)
Property and equipment	9
Proprietary software	179
In-process research and development	159
Goodwill	427
$980

The goodwill of $427 is composed of expected synergies in utilizing MagicBox technology in ClearOne product offerings, reduction in future combined research and development expenses, and intangible assets including acquired workforce that do not qualify for separate recognition. The goodwill balance of $427 related to the MagicBox acquisition is deductible for tax purposes.

The Company incurred $327 and $167 towards acquisition related expenses, all of which are categorized under General and Administrative expenses in the Consolidated Statements of Operations for years ended December 31, 2012 and 2011, respectively.

Changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 are as follows:

	2012	2011
Balance as of January 1,
Goodwill	$1,153	$726
Accumulated impairment losses	—	—
	1,153	726
Goodwill acquired during the year	2,319	427
Balance as of December 31,
Goodwill	3,472	1,153
Accumulated impairment losses	—	—
	$3,472	$1,153

| F- 14 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Intangible Assets

Intangible assets as of December 31, 2012 and 2011 consisted of the following:

	Estimated	As of December 31,
	useful lives	2012	2011
Tradename	7 years	$435	$435
Patents and technological know-how	10 years	2,070	2,070
Proprietary software	3 to 15 years	2,961	394
In-process research and development	Indefinite	159	559
Other	5 years	49	49
		5,674	3,507
Accumulated amortization		(1,416)	(817)
		$4,258	$2,690

During the years ended December 31, 2012 and 2011, amortization of these intangible assets were $679 and $393, respectively.

The estimated future amortization expense of intangible assets is as follows:

Years ending December 31,
2013	$533
2014	528
2015	483
2016	446
2017	357
Thereafter	1,752
$4,099

4. Inventories

Inventories, net of reserves, consisted of the following:

	As of December 31,
	2012	2011
Current:
Raw materials	$734	$1,091
Finished goods	10,139	11,474
	$10,873	$12,565
Long-term:
Raw materials	$891	$444
Finished goods	1,064	1,461
	$1,955	$1,905

Long-term inventory represents inventory held in excess of our current (next 12 months) requirements based on our recent sales and forecasted level of sales. We have developed programs to reduce the inventory to normal operating levels in the near future. We expect to sell the above inventory, net of reserves, at or above the stated cost and believe that no loss will be incurred on its sale.

Current finished goods include consigned inventory in the amounts of approximately $1,289 and $1,199 as of December 31, 2012 and 2011, respectively. Consigned inventory represents inventory at distributors and other customers where revenue recognition criteria have not been achieved.

| F- 15 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

The losses incurred on valuation of inventory at the lower of cost or market value and write-off of obsolete inventory amounted to $1,235 and $188 during the years ended December 31, 2012 and 2011, respectively.

5. Property and Equipment

Major classifications of property and equipment and estimated useful lives were as follows:

	Estimated	As of December 31,
	useful lives	2012	2011
Office furniture and equipment	3 to 10 years	$9,552	$9,627
Leasehold improvements	1 to 6 years	1,413	1,392
Manufacturing and test equipment	2 to 10 years	2,673	2,590
		13,638	13,609
Accumulated depreciation and amortization		(11,930)	(11,271)
Property and equipment, net		$1,708	$2,338

Depreciation expense for the years ended December 31, 2012 and 2011 was $1,238 and $892, respectively.

6. Leases and Deferred Rent

Rent expense is recognized on a straight-line basis over the period of the lease taking into account future rent escalation and holiday periods. Rent expense, was $973 and $762 for the years ended December 31, 2012 and 2011, respectively.

We currently occupy a 31,000 square-foot facility in Salt Lake City, Utah under the terms of an operating lease expiring in May 2016 which supports our principal administrative, sales, marketing, customer support, and research and product development facility.

We occupy a 40,000 square-foot warehouse in Salt Lake City, Utah under the terms of an operating lease expiring in December 2017 which serves as our primary inventory fulfillment and repair center. Our earlier lease for the 24,000 square-foot warehouse in Salt Lake City terminated in January 2012.

We currently lease a warehouse measuring approximately 5,600 square-feet in Hong Kong under an operating lease that expires in February 2014. This warehouse is maintained to support our partners and customers located in the Asia-Pacific region.

We also occupy a 11,100 square-foot facility in Austin, Texas under the terms of an operating lease expiring in August 2016, which serves as an additional facility to support our administrative, sales, marketing, customer support, and research and development activities.

We currently lease two facilities in Israel - a 4,700 square foot office facility in Hod Hasharon to primarily support our research and development activities and a 1,000 square foot warehouse in Tzur Yigal. The Hod Hasharon lease expires in December 2013, with options to extend from two to six years. The Tzur Yigal lease expires in August 2013.

Future minimum lease payments under non-cancellable operating leases with initial terms of one year or more are as follows:

Years ending December, 31,
2013	$942
2014	909
2015	939
2016	575
2017	254
Thereafter	170
Total minimum lease payments	$3,789

| F- 16 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

7. Accrued Liabilities

Accrued liabilities consist of the following:

	As of December 31,
	2012	2011
Accrued salaries and other compensation	$1,345	$987
Other accrued liabilities	798	1,247
Total	$2,143	$2,234

8. Commitments and Contingencies

We establish contingent liabilities when a particular contingency is both probable and estimable. The Company is not aware of any pending claims or assessments, other than as described below, which may have a material adverse impact on the Company’s financial position or results of operations.

Outsource Manufacturers. We have manufacturing agreements with electronics manufacturing service ("EMS") providers related to the outsourced manufacturing of our products. Certain manufacturing agreements establish annual volume commitments. We are also obligated to repurchase Company-forecasted but unused materials. The Company has non-cancellable, non-returnable, and long-lead time commitments with its EMS providers and certain suppliers for inventory components that will be used in production. The Company’s purchase commitments under such agreements is approximately $3,980 as of December 31, 2012.

Unrecognized Tax Benefits. As further discussed in “Note 11 - Income taxes” of Notes to Consolidated Financial Statements, we have adopted the provisions of Accounting Standards Codification (“ASC”) 740. We had $2,384 of unrecognized tax benefits as of December 31, 2012. Due to the inherent uncertainty of the underlying tax positions, it is not possible to assign the liability as of December 31, 2012 to any particular year.

Legal Proceedings. In addition to the legal proceedings described below, we are also involved from time to time in various claims and other legal proceedings which arise in the normal course of our business. Such matters are subject to many uncertainties and outcomes that are not predictable. However, based on the information available to us, we do not believe any such proceedings will have a material adverse effect on our business, results of operations, financial position, or liquidity, except as described below.

Former Officer Indemnification

In July 2007 and January 2008, the U.S. Attorney for the District of Utah indicted two of our former officers, Frances Flood (“Flood”) and Susie Strohm (“Strohm”), for allegedly causing us to issue materially misstated financial statements for our 2001 and 2002 fiscal years and for perjury in connection with the investigation by the SEC into the alleged misstatements.  In December 2003, we entered into indemnification agreements with each former officer, requiring payment of all reasonable attorneys’ fees and costs incurred in defending against the charges in certain circumstances consistent with and subject to limitations imposed by our bylaws and applicable law.  To date, we have paid approximately $3,390 in attorneys’ fees and costs to defend against the charges. In February 2009, Flood was convicted on nine counts and Strohm was convicted on one count. In June 2010, Flood was sentenced to four years in prison and three years of probation and Strohm was sentenced to two years of probation plus 150 hours of community service.  In April 2011, the Tenth Circuit Court of Appeals in Denver affirmed Flood’s conviction, but has allowed her to assert in a collateral proceeding her claim that she received ineffective assistance of counsel. In November 2011, the Tenth Circuit affirmed Strohm’s perjury conviction as well.

Flood:  In August 2008, Flood filed a lawsuit in Federal District Court for the District of Utah, seeking to compel us to pay her attorneys’ fees and costs to defend against the criminal charges.  The District Court issued a preliminary injunction in January 2009 requiring us to pay Flood’s criminal legal fees and costs through trial.  Pursuant to the Court’s order, ClearOne paid approximately $373 to Flood’s attorneys and approximately $248 into the Court’s escrow. In July 2009, ClearOne asserted counterclaims against Flood and sought to recover $3,390 plus interest, costs and attorneys' fees.

| F- 17 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Tenth Circuit Court of Appeals issued a ruling in August 2010 vacating the District Court’s preliminary injunction on the grounds that it rested on a legally erroneous interpretation of Flood’s Employment Separation Agreement.  ClearOne filed a motion in the United States District Court for the District of Utah seeking a return of the monies paid by ClearOne pursuant to the Court’s order. The District Court granted ClearOne’s motion in January 2012 for return of the $248 held in the Court’s escrow, but denied ClearOne’s motion with respect to the $373 paid to Flood’s attorneys.

We filed a motion for summary judgment in August 2012 seeking dismissal of Flood's claims and judgment on our own claims against Flood. On or about March 1, 2013, Flood filed for bankruptcy in the U.S. Bankruptcy Court for the Eastern District of Virginia. On March 19, 2013, the US District Court for the District of Utah issued an order staying this case.

Strohm:  Strohm and her counsel (“Dorsey”) filed a lawsuit in August 2008 in the Third Judicial District Court in Salt Lake City, Utah seeking to compel us to pay Strohm’s attorneys’ fees and costs to defend her against the criminal charges, plus interest, and for attorneys’ fees in connection with the civil action. ClearOne asserted counterclaims against Strohm in August 2009 seeking to recover $3,296 plus interest, costs and attorneys' fees.

The District Court entered Judgment against ClearOne in June 2011 for $973 in fees and expenses in the criminal case, plus $362 in interest at 18% through February 1, 2011, which amounts were paid by ClearOne under protest to Dorsey on February 1, 2011.  The Judgment also included $865 in civil case fees and expenses plus interest.  ClearOne has posted a cash bond to cover the civil case fees and interest pending ClearOne’s appeal. ClearOne as well as Dorsey appealed against the judgment. The Utah Supreme Court heard oral arguments in September 2012 and has yet to express its decision.

Theft of Intellectual Property and Related Cases
In January 2007, we filed a lawsuit in the Third Judicial District Court, Salt Lake County, Utah against WideBand Solutions, Inc. (“WideBand”) and two of its principals, Dr. Jun Yang, and Andrew Chiang for misappropriation of our trade secrets (the “Trade Secret Case”).  We also brought claims against Biamp Systems Corporation, Inc. (“Biamp”).  The litigation eventually included other defendants, namely Lonny Bowers, Donald Bowers, David Sullivan, Dial HD and Versatile DSP. The matter was subsequently removed to federal court. The United States District Court, District of Utah, Central Division.

The litigation involving various appeals filed by all parties extended to various state courts, federal courts and the federal appeal court. The court found the defendants guilty of willfully and maliciously misappropriating our trade secrets. Various awards were made in ClearOne's favor and against the defendants. Biamp settled with us and paid $3,860 after we won the appeal in the Tenth Circuit court. We also settled with one of the defendants and received $250 in February 2012. We have various awards against other defendants amounting to approximately $7,658 owed jointly and severally by them. While we intend to vigorously pursue collection of these outstanding awards, there can be no assurance that we will ultimately collect on all or a portion of these awards.

ARS Special Arbitration
We filed separate arbitration proceedings against UBS Financial Services,  Inc. (“UBS”) and Morgan Stanley & Co., Inc. (“Morgan Stanley”) with the Financial Industry Regulatory Authority (“FINRA”) pursuant to the Auction Rate Securities (“ARS”) Special Arbitration Procedures established by FINRA. At the relevant time, we held an aggregate of $12,200 in ARS from UBS and Morgan Stanley, which turned out to be illiquid. In October 2008, we accepted offers to repurchase our $12,200 of ARS, at par value, from these two investment banks that sold them to us pursuant to the settlement agreements, but did not waive any claims for consequential damages. In both arbitration proceedings, we sought consequential damages as a result of our inability to access funds invested in ARS that UBS and Morgan Stanley sold to us, including losses with respect to a planned strategic business acquisition and related due diligence costs. No claims were asserted against us by UBS or Morgan Stanley.

With respect to the Morgan Stanley arbitration, the arbitration panel denied our claims in their entirety. With respect to the UBS arbitration under a different panel, we settled the dispute for a total amount of $45 million in December 2012. The settlement award was subject to a 15% contingency legal fee of $6.75 million which was also paid in December 2012 to our litigation counsel.

| F- 18 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Conclusion
These legal proceedings are subject to all of the risks and uncertainties of legal proceedings and there can be no assurance as to the probable result of the legal proceedings.

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

9. Share-Based Payments

The Company’s share-based compensation primarily consists of two share-based compensation plans, one which was replaced on November 20, 2007, and one which became active on the same date. The plans are described below.

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

The Company also has a 2007 Equity Incentive Plan (the “2007 Plan”). Provisions of the 2007 Plan include the granting of up to 1,000,000 incentive and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units. Options may be granted to employees, officers, non-employee directors and other service providers and may be granted upon such terms as the Compensation Committee of the Board of Directors determines in their sole discretion. Under both plans, one new share is issued for each stock option exercised.

Of the options granted subsequent to June 2002, all vesting schedules are based on 3 or 4-year vesting schedules, with either one-third or one-fourth vesting on the first anniversary and the remaining options vesting ratably over the remainder of the vesting term. Generally, directors and officers have 3-year vesting schedules and all other employees have 4-year vesting schedules. Additionally, in the event of a change in control or the occurrence of a corporate transaction, the Company’s Board of Directors has the authority to elect that all unvested options shall vest and become exercisable immediately prior to the event or closing of the transaction. All options outstanding as of December 31, 2012 had contractual lives of ten years. Under the 1998 Plan, 2,500,000 shares were authorized for grant. As of December 31, 2012, there were 578,615 options outstanding under the 1998 Plan, which includes the cliff vesting and 3 or 4-year vesting options discussed above. As of December 31, 2012, there were 558,668 options outstanding under the 2007 Plan. As of December 31, 2012, the 2007 Plan had 357,410 authorized unissued options, while there were no options remaining that could be granted under the 1998 Plan.

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

The Company uses judgment in determining the fair value of the share-based payments on the date of grant using an option-pricing model with assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the risk-free interest rate of the awards, the expected life of the awards, the expected volatility over the term of the awards, and the expected dividends of the awards. The Company uses the Black-Scholes option pricing model to determine the fair value of share-based payments granted under the guidelines of ASC Topic 718.

| F- 19 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

In applying the Black-Scholes methodology to the options granted, the Company used the following assumptions:

	Year ended December 31,
	2012	2011
Risk-free interest rate, average	1.3%	1.6%
Expected option life, average	7.2 years	7.15 years
Expected price volatility, average	51.4%	51.9%
Expected dividend yield	—%	—%

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

The following table shows the stock option activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	1,160,933	$4.50
Granted	187,000	4.06
Expired and canceled	(12,440)	4.93
Forfeited prior to vesting	(38,341)	4.23
Exercised	(159,869)	3.07
Outstanding at December 31, 2012	1,137,283	$4.63	5.47	$256
Vested and expected to vest at December 31, 2012	1,137,283	$4.63	5.47	$256
Vested at December 31, 2012	853,350	$4.71	4.26	$232

The weighted average per share fair value of options granted during the years ending December 31, 2012 and 2011 was $2.16 and $2.85 respectively. The total intrinsic value of options exercised during the years ended December 31, 2012 and 2011 was $152 and $411, respectively.

The total pre-tax compensation cost related to stock options recognized during the years ended December 31, 2012 and 2011 was $241 and $187, respectively. Tax benefit from compensation cost related to stock options during the years ended December 31, 2012 and 2011 was $18 and $27, respectively. As of December 31, 2012, the total compensation cost related to stock options not yet recognized and before the effect of any forfeitures was $593, which is expected to be recognized over approximately the next 2.8 years on a straight-line basis.

Stock Repurchase Program

In May 2012, our Board of Directors authorized a stock repurchase program to purchase the Company's common stock in the open market. A total of 94,744 shares costing $384 have been purchased under this program during the year ended December 31, 2012. No shares were purchased during the year ended December 31, 2011. The cost of shares purchased is recorded as a reduction to shareholders' equity. As of December 31, 2012, the Company was authorized to purchase additional $2,616 worth of shares in the open market.

| F- 20 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

10. Significant Customers

Sales to significant customers that represented more than 10 percent of total revenues are as follows:

	Year ended December 31,
	2012	2011
Customer A	17.5%	19.2%
Customer B	*	10.9%
Total	17.5%	30.1%

* Sales didn't exceed 10% of the revenue.

The following table summarizes the percentage of total gross accounts receivable from significant customers:

	As of December 31,
	2012	2011
Customer A	20.3%	25.0%
Customer B	*	14.4%
Total	20.3%	39.4%

These customers facilitate product sales to a large number of end-users, none of which is known to account for more than 10 percent of the Company’s revenue from product sales. Nevertheless, the loss of one or more of these customers could reduce revenue and have a material adverse effect on the Company’s business and results of operations.

11. Income Taxes

Consolidated income before taxes for domestic and foreign operations consisted of the following:

	Year ended December 31,
	2012	2011
Domestic	$42,990	$10,318
Foreign	(435)	278
Total	$42,555	$10,596

| F- 21 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

The Company's (provision) for income taxes consisted of the following:

	Year ended December 31,
	2012	2011
Current:
Federal	$(16,910)	$(2,106)
State	(381)	(99)
Foreign	(74)	(46)
Total current	(17,365)	(2,251)
Deferred:
Federal	455	(1,271)
State	46	(23)
Foreign	160	—
	661	(1,294)
Change in valuation allowance	796	(122)
Total deferred	1,457	(1,416)
(Provision) for income taxes	$(15,908)	$(3,667)

The income tax (provision) differs from that computed at the federal statutory corporate income tax rate as follows:

	Year ended December 31,
	2012	2011
Tax (provision) at Federal statutory rate	$(14,894)	$(3,603)
State income tax (provision), net of federal benefit	(1,476)	(162)
Research and development tax credits	357	316
Foreign earnings or losses taxed at different rates	(136)	48
Other	(555)	(266)
Change in valuation allowance	796	—
Tax (provision)	$(15,908)	$(3,667)

| F- 22 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

The tax effects of significant temporary differences representing net deferred tax assets and liabilities consisted of the following:

	As of December 31, 2012		As of December 31, 2011
	Current	Long-term	Current	Long-term
Deferred revenue	$856	$—	$860	$—
Basis difference in intangible assets	—	159	—	(580)
Inventory reserve	1,871	—	1,598	—
Net operating loss carryforwards	—	667	—	364
Research and development tax credits	—	248	—	1,033
Accrued expenses	140	—	182	—
Stock-based compensation	—	684	—	742
Allowance for sales returns and doubtful accounts	20	—	56	—
Difference in property and equipment basis	—	(475)	—	(646)
Other	462	(19)	291	52
Total net deferred income tax asset	3,349	1,264	2,987	965
Less: Valuation allowance	(201)	(69)	—	(1,066)
Net deferred income tax asset (liability)	$3,148	$1,195	$2,987	$(101)

The Company has not provided for U.S. deferred income taxes or foreign withholding taxes on undistributed earnings of its non-U.S. subsidiaries since these earnings are intended to be reinvested indefinitely, in accordance with guidelines contained in ASC Topic 740, Accounting for Income Taxes.  It is not practical to estimate the amount of additional taxes that might be payable on such undistributed earnings

In accordance with ASC Topic 740, the Company analyzed its valuation allowance at December 31, 2012 and determined that, based upon available evidence, it is more likely than not that certain of its deferred tax assets may not be realized and, as such, has established a valuation allowance against certain deferred tax assets.  These deferred tax assets include capital loss carryovers and state research and development credits.

The statute allowing a federal research and development credit (the “R&D Credit”) expired for years beginning after December 31, 2011. Congress renewed the R&D Credit for the years 2012 and 2013 with the American Taxpayer Relief Act of 2012 (the “Act”). Accounting guidance requires that the effects of a change in tax law be recognized in the period that includes the enactment date. For U.S. federal tax purposes, the enactment date of the Act is the date the President signs the bill into law. The President did not sign the Act into law until January 2, 2013. Therefore, the entire benefit of the R&D credit for 2012 will be recognized in the first quarter of 2013, the reporting period that includes the enactment date. The benefit for the 2013 R&D Credit will be recognized for interim reporting as a part of the forecasted annual effective tax rate. In prior years, the benefit from the R&D Credit has ranged from $288 to $316.

As of December 31, 2012, the Company had state research credit carryforwards of $304, which will begin to expire in 2024 if not utilized.  The Company has federal net operating loss (“NOL”) carryforwards of approximately $1,489 (pre-tax) and Hong Kong NOL carryforwards of approximately $3,464 (pre-tax).  The federal NOL carryforwards will begin to expire in 2025. The Hong Kong NOL carryforwards do not expire.

Effective July 1, 2007, the Company adopted the accounting standards related to uncertain tax positions.  This standard requires that tax positions be assessed using a two-step process. A tax position is recognized if it meets a "more likely than not" threshold, and is measured at the largest amount of benefit that is greater than 50 percent likely of being realized. Uncertain tax positions must be reviewed at each balance sheet date. Liabilities recorded as a result of this analysis must generally be recorded separately from any current or deferred income tax accounts.

The total amount of unrecognized tax benefits at December 31, 2012 and 2011, that would favorably impact our effective tax rate if recognized was $802 and $523, respectively.   As of December 31, 2012 and 2011, we accrued $56 and $24, respectively,

| F- 23 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

in interest and penalties related to unrecognized tax benefits.  We account for interest expense and penalties for unrecognized tax benefits as part of our income tax provision.

Although we believe our estimates are reasonable, we can make no assurance that the final tax outcome of these matters will not be different from that which we have reflected in our historical income tax provisions and accruals. Such difference could have a material impact on our income tax provision and operating results in the period in which we make such determination.

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax positions is as follows:

	Year ended December 31,
	2012	2011
Balance - beginning of year	$523	$404
Additions based on tax positions related to the current year	795	229
Additions for tax positions of prior years	1,082	—
Reductions for tax positions of prior years	—	(88)
Settlements	—	—
Lapse in statutes of limitations	(16)	(22)
Unrecognized tax benefits, ending balance	$2,384	$523

The Company’s U.S. federal income tax returns for 2007 through 2012 are subject to examination.  The Company also files in various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state, or non-U.S. income tax examinations by tax authorities for years prior to 2009.  The Company completed its audit by the Internal Revenue Service (“IRS”) for its 2006 tax return in 2010.  As a result of the audit by the IRS, there were no material adjustments made to the Company’s tax return.

The Inland Revenue Department of Hong Kong, a Special Administrative Region (the “IRD”), commenced an examination of the Company's Hong Kong profits tax returns for 2009 through 2011 in the fourth quarter of 2012 that is anticipated to be completed by the end of 2013. The Company does not anticipate the examination will result in a material change to its financial position. During the next twelve months, the Company anticipates that the Act may result in an increase to its unrecognized tax benefits. No significant reduction from the lapse of statutes of limitations is expected to result.

12. Geographic Sales Information

The United States was the only country to contribute more than 10 percent of total revenues in each fiscal year. The Company’s revenues are substantially denominated in U.S. dollars and are summarized geographically as follows:

	Year ended December 31,
	2012	2011
United States	$30,312	$29,220
All other countries	16,105	16,847
Total	$46,417	$46,067

13. Subsequent Events

The Company evaluated its Consolidated Financial Statements as of and for the year ended December 31, 2012 for subsequent events through the date the financial statements were issued. The Company is not aware of any other subsequent events which would require recognition or disclosure in the financial statements.

| F- 24 |