Form 10-K/A
period 2012-12-31
CLEARONE INC
filed 2013-04-30
CIK 840715

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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this "Form 10-K/A") to the Annual Report on Form 10-K of ClearOne, Inc., a Utah corporation (referred to as "ClearOne", "we", "us", "our" or the "Company") for the fiscal year ended December 31, 2012, originally filed with the Securities and Exchange Commission ("SEC") on March 25, 2013 (the "Original 10-K") is being filed solely for the purpose of including the information required by Part III of Form 10-K. The Company no longer anticipates filing its definitive proxy statement within 120 days of its fiscal year ended December 31, 2012. Therefore, such information will not be incorporated by reference to the Company's definitive proxy statement for the 2013 Annual Meeting of Stockholders. Thus, Part III, Items 10-14, of the Company's Original 10-K are hereby amended and restated in their entirety.
As required by Rule 12b-15, in connection with this Form 10-K/A, the Company's Chief Executive Officer and Chief Financial Officer have reissued applicable portions of their Rule 13a-14(a) certifications. Accordingly, Part IV, Item 15 has been amended to reflect the filing of such certifications herewith.
Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original 10-K. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original 10-K. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original 10-K was filed.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our directors and executive officers.

Name	Age	Position	Director or Officer Since
Zeynep “Zee” Hakimoglu	59	Chairman, Chief Executive Officer, and President(4)	See Note 4
Brad R. Baldwin	57	Director (1)(2)(3)	1988
Larry R. Hendricks	70	Director (1)(2)(3)	2003
Scott M. Huntsman	47	Director (1)(2)(3)	2003
Narsi Narayanan	42	Vice President of Finance and Corporate Secretary	2009
Michael E. Braithwaite	45	Chief Strategy Officer	2009
_______________________
(1) Member of the Audit and Compliance Committee
(2) Member of the Compensation Committee
(3) Member of the Nominating Committee
(4) Officer since July 2004; Director since April 2006; Chairman of the Board since July 2007.

Zee Hakimoglu has served as a director of our company since April 2006.  Ms. Hakimoglu joined our company in December 2003 with more than 15 years of executive and senior-level, high-tech management experience and was appointed as President and Chief Executive Officer in July 2004 and Chairman of the Board in July 2007.  She served in a variety of executive business development, product marketing, engineering and product line management roles prior to joining ClearOne. Ms. Hakimoglu served as Vice President of Product Line Management for Oplink Communications, a publicly traded developer of fiber optic subsystems and components from December 2001 to December 2002; President of OZ Optics USA, a manufacturer of fiber optic test equipment and components from August 2000 to November 2001; and various management positions including Vice President of Wireless Engineering and Vice President of the Wireless Business Unit for Aydin Corp., a telecommunications equipment company, formerly traded on the New York Stock Exchange from May 1982 until it was acquired in September 1996.  She also was Vice President of Business Development for Kaifa Technology from October 1998 to August 2000 and was instrumental in its acquisition by E-Tek Dynamics, then again acquired by JDS Uniphase.  Through these acquisitions, she held the role of Deputy General Manager of the Kaifa Technology business unit.  She also served as Vice President of Product Line Management for ClearOne from December 2003 to July 2004.  Ms. Hakimoglu earned a Bachelor of Science Degree in Physics from California State College, Sonoma, and a Master's Degree in Physics from Drexel University. In light of Ms. Hakimoglu's rich experience in the high-tech industry and her unique and extensive understanding of ClearOne's business, our Board has concluded that Ms. Hakimoglu should continue to serve as a director.
Brad R. Baldwin has served as a director of our company since October 1988.  Mr. Baldwin is an attorney licensed to practice in Utah.  Since April 2009, Mr. Baldwin has served as general counsel to the Wasatch Front Regional Multiple Listing Service (“WFRMLS “).  The WFRMLS currently assists over 10,000 brokers, agents and appraisers with their MLS needs and services. Mr. Baldwin is a Director and Vice-Chairman of First Utah Bank, a community bank based in Utah. From April 2001 to April 2009, he served as an attorney and investment real estate specialist with the commercial real estate business with Commerce CRG in Salt Lake City, Utah.  From 1988 to 2000, he served as legal counsel and president of Bank One, Utah.  He also practiced business, corporate and real estate law for ten years in Salt Lake City.  He has a degree in finance from the University of Utah and a law degree from the University of Washington.  He has served on the board of many community organizations, including the Salt Lake Area Chamber of Commerce, the Utah Bankers Association, and the Economic Development Corporation of Utah.  In light of Mr. Baldwin's legal background and unique understanding of our business due to his long service on our Board, the Board has concluded that Mr. Baldwin should continue to serve as a director.
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

| 1 |

Scott M. Huntsman has served as a director of our company since June 2003.  Mr. Huntsman has served as President of GlobalSim, a technology and simulation company, since February 2003, and as Chief Financial Officer from April 2002 to February 2003.  Prior to joining GlobalSim, he spent 11 years on Wall Street as an investment banker, where he focused on mergers, acquisitions, and corporate finance transactions.  Mr. Huntsman served at Donaldson, Lufkin and Jenrette Securities Corporation from August 1996 to 2000, when they merged with Credit Suisse First Boston where he served until October 2001. Mr. Huntsman earned a Bachelor's Degree from Columbia University and a Master of Business Administration Degree from The Wharton School at the University of Pennsylvania.  He also studied at the London School of Economics as a Kohn Fellowship recipient.  In light of Mr. Huntsman's background in finance and particularly in the areas of mergers and acquisitions and corporate finance, and in view of his experience as a leader of a technology company, the Board has concluded Mr. Huntsman should continue to serve as a director.
Narsi Narayanan has served as our Vice President of Finance since July 2009 and has over 19 years of professional experience in the areas of accounting, finance and taxes.  Prior to joining our company, he managed the SEC reporting, US GAAP accounting research, SOX compliance and other financial reporting functions from August 2007 through February 2009 at Solo Cup Company, a publicly reporting international consumer products company.  Prior to that, Mr. Narayanan managed the accounting and finance functions, including SEC Reporting, SOX compliance and US GAAP accounting research, from June 2004 through August 2007 at eCollege.com, a leading technology company serving private educational institutions which was also a publicly reporting company before being acquired by Pearson Education group.  In addition to being a Chartered Accountant, Mr. Narayanan has extensive experience working in public accounting and in various senior finance positions in India with large public companies.  He is a Certified Public Accountant with graduate degrees in accounting (M. Acc.) and business (MBA-Finance).
Michael Braithwaite joined us in November 2009 through the acquisition of NetStreams, Inc. where he was the co-founder and CTO since 2002. Mr. Braithwaite has led a distinguished twenty-year career as a visionary, disruptive innovator, and proven leader in the professional audio and consumer electronics industries.  He has authored more than twenty U.S. and International patents.  Before NetStreams, Inc., Mr. Braithwaite was a product and market manager for Crestron Electronics where he worked on highly successful audio and video distribution products.  He currently serves on the AVnu (AVB) marketing and technical committees and is a very active member in technology standard efforts for the CEA and other standard-setting bodies.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act, as amended, requires our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership on Form 3 and reports of changes of ownership of our equity securities on Forms 4 and 5.  Officers, directors, and greater than 10% shareholders are required to furnish us with copies of all Section 16(a) reports they file.  Based solely on a review of the reports and amendments to reports furnished to us for the year ended December 31, 2011, and written representations that no other reports were required, we believe that each person who, at any time during such fiscal year was a director, officer, or beneficial owner of more than 10% of our common stock, complied with all Section 16(a) filing requirements during such period, except for the following: Edward Dallin Bagley, a beneficial owner of more than 10% of our common stock filed two Forms 4 late for one transaction each; E. Bryan Bagley, a former director, filed one Form 4 late for two transactions; Brad Baldwin, a director filed one Form 4 late for one transaction; Michael Braithwaite, an officer filed one Form 4 late for three transactions and another Form 4 late for one transaction; Zee Hakimoglu, a director and an officer filed two Forms 4 late for one transaction each; Larry Hendricks, a director filed one Form 4 for one transaction; and Narsi Narayanan, an officer filed one Form 4 late for one transaction.
Code of Ethics
The Board of Directors adopted a code of ethics that applies to our Board of Directors, executive officers, and employees.  The Company's Code of Ethics is posted on our website at www.clearone.com.
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

| 2 |

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation
The following tables set forth for the periods indicated, the compensation paid or earned by each named executive officer for the years ended December 31, 2012 and 2011.

Name and Principal Position	Salary	Option Awards(1)	Non-Equity Incentive Plan Compensation(2)	All Other Compensation(3)	Total
Zee Hakimoglu - Chairman of the Board, Chief Executive Officer and President
Year ended December 31, 2012	$236,667	$51,765	$59,246	$—	$347,678
Year ended December 31, 2011	230,000	29,436	93,953	—	353,389
Narsi Narayanan - Vice President of Finance and Corporate Secretary
Year ended December 31, 2012	$141,667	$41,412	$31,864	$—	$214,943
Year ended December 31, 2011	135,000	29,436	52,090	—	216,526
Michael Braithwaite - Chief Strategy Officer
Year ended December 31, 2012	$160,000	$41,412	$21,864	$6,547	$229,823
Year ended December 31, 2011	155,000	29,436	59,539	2,200	246,175

(1)
The amounts in the “Option Awards” column reflect the aggregate grant date fair value of awards of stock options granted pursuant to our long-term incentive plans during the periods reported above, computed in accordance with FASB ASC Topic 718, Compensation - Stock Compensation.  The assumptions made in the valuation of our option awards and the material terms of option awards are disclosed in Note 9 - Share Based Payments in our Notes to Consolidated Financial Statements contained in our Original 10-K.

(2)
Non-Equity Incentive Plan Compensation is based upon the achievement of pre-determined quarterly goals, namely, financial goals comprising of revenue, gross margin, operating income and meeting reporting deadlines, and non-quantitative performance goals.  While all financial goals are similar for Ms. Hakimoglu and Mr. Narayanan, Mr.Braithwaite's financial goals consisted only of revenue, gross margin and operating income goals. Non-quantitative goals varied for each executive officer.  Examples of non-quantitative goals include introduction of a new product, identification of a new distribution opportunity, implementing internal controls, and improving product quality.  The Chief Executive Officer recommends to the Compensation Committee the compensation for achievement or partial achievement of any such predetermined goal.  Compensation under the non-equity incentive plan is calculated by assigning 70% weight to financial goals (with each goal having equal share for each officer's goals) and 30% to non-quantitative goals.  Of the amounts included above, Ms. Hakimoglu's compensation for the year ended December 31, 2012 included $19,809 for achieving financial goals and $39,437 for achieving non-quantitative goals, and for the year ended December 31, 2011 included $64,628 for achieving financial goals and $29,325 for achieving non-quantitative goals. Mr. Narayanan's compensation for the year ended December 31, 2012 included $11,778 for achieving financial goals and $20,086 for achieving non-quantitative goals, and for the year ended December 31, 2011 included $37,934 for achieving financial goals and $14,156 for achieving non-quantitative goals. Mr. Braithwaite's compensation for the year ended December 31, 2012 included $6,323 for achieving financial goals and $15,541 for achieving non-quantitative goals, and for the year ended December 31, 2011 included $43,554 for achieving financial goals and $15,985 for achieving non-quantitative goals.

(3)	The amounts in the “All Other Compensation” column reflect the value of honorarium paid under a patenting process program for Mr. Braithwaite.

| 3 |

Outstanding Equity Awards at Fiscal Year-End
The following table provides information on the holdings of stock options by the named executive officers as of December 31, 2012.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisables(1)	Option Exercise Price	Option Grant Date	Option Expiration Date
Zee Hakimoglu	50,000	—	$6.40	03/24/04	03/24/14
	100,000	—	5.55	07/26/04	07/26/14
	150,000	—	3.65	09/18/06	09/18/16
	150,000	—	6.15	08/14/07	08/14/17
	50,000	—	4.03	11/14/08	11/14/18
	8,611	1,389	3.00	05/26/10	05/26/20
	4,444	5,556	5.48	08/05/11	08/05/21
	—	25,000	3.92	05/11/12	05/11/22
Narsi Narayanan	30,000	—	2.78	08/27/09	08/27/19
	8,611	1,389	3.00	05/26/10	05/26/20
	4,444	5,556	5.48	08/05/11	08/05/21
	—	20,000	3.92	05/11/12	05/11/22
Michael Braithwaite	29,800	—	2.65	11/30/09	11/30/19
	8,611	1,389	3.00	05/26/10	05/26/20
	4,444	5,556	5.48	08/05/11	08/05/21
	—	20,000	3.92	05/11/12	05/11/22

(1)	Unvested options vest monthly over a three year period beginning on the date of grant

Option Exercises
The following table provides information on the exercise of stock options by named executive officers during the year ended December 31, 2012.

Name	Number of shares acquired on exercise	Value realized on exercise(1)
Michael Braithwaite	200	$404

(1)	Value realized on exercise is the excess of market price of underlying shares on the date of exercise over exercise price for the options.
Potential Payments Upon Termination or Change in Control

Employment Agreements.  As of the year ended December 31, 2012, none of our named executive officers was party to an employment or severance agreement with us, and each named executive officer's employment was on an “at-will” basis, permitting either us or the executive to terminate his or her employment for any reason or for no reason.
Accelerated Stock Option Vesting Upon a Change in Control.  For certain option grants to executive officers and directors, in the event of a change in control, all of such optionee's unvested stock options will vest and become exercisable immediately prior to the event or closing of the transaction causing the change in control.
Under the option grants, a “Change in Control”  means a change in ownership or control of the Corporation effected through either of the following transactions:
(i) the acquisition, directly or indirectly, by any person or related group of persons (other than the Corporation or a person that directly or indirectly controls, is controlled by, or is under common control with, the Corporation), of beneficial ownership (within the meaning of Rule 13d-3 of the 1934 Act) of securities possessing more than fifty percent (50%) of the total combined voting power of the Corporation's outstanding securities pursuant to a tender or exchange offer made directly to the Corporation's shareholders, which the Board does not recommend such shareholders to accept, or

| 4 |

(ii) a change in the composition of the Board over a period of thirty-six (36) consecutive months or less, such that a majority of the Board members ceases, by reason of one or more contested elections for Board membership, to be comprised of individuals who either (A) have been Board members continuously since the beginning of such period or (B) have been elected or nominated for election as Board members during such period by at least a majority of the Board members described in clause (A) who were still in office at the time the Board approved such election or nomination.
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
At our current stock price of about $8.90, all the named executive officers would each benefit from any potential accelerated vesting of unvested stock options.
Director Compensation
The following table summarizes the compensation paid by us to non-employee directors for the year ended December 31, 2012.  Ms. Hakimoglu did not receive additional compensation for her service as a director.

Name	Fees Earned or Paid in Cash(1)	Option Awards(2)(3)	Total
Brad R. Baldwin	$24,000	$—	$24,000
Larry R. Hendricks	24,000	—	24,000
Scott M. Huntsman	24,000	—	24,000
E. Bryan Bagley(4)	22,000	—	22,000

(1)	The base annual director's fee for the year ended December 31, 2011 was $24,000.

(2)
The amounts in the “Option Awards” column reflect the aggregate grant date fair value of awards of stock options granted pursuant to our long-term incentive plans during the periods reported above, computed in accordance with FASB ASC Topic 718, Compensation - Stock Compensation.  The assumptions made in the valuation of our option awards are disclosed in Note 9 - Share Based Payments in our Notes to Consolidated Financial Statements contained in our Original 10-K.

(3)
As of the end of December 31, 2012, each non-employee director had outstanding options to purchase the following number of company shares of common stock: Mr. Baldwin, 63,000; Mr. Hendricks, 63,000; and Mr. Huntsman, 63,000.

(4)	Mr. Bagley resigned from the Board of Directors effective November 6, 2012.

All non-employee directors are paid a fixed fee at the rate of $2,000 per month and receive the same option grants.  No options were granted to directors in 2012. The fee is not dependent on the number of meetings attended by any directors.  Directors are not paid additional compensation for chairing a committee.  All directors are reimbursed by us for their out-of-pocket travel and related expenses incurred in attending all Board of Directors and committee meetings.

| 5 |

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information regarding ownership of our common stock as of April 29, 2013 by (i) each director, (ii) the named executive officers, (iii) all of our named executive officers and directors as a group, and (iv) each person known to us to be the beneficial owner of more than 5% of our outstanding common stock.

Name of Beneficial Owner[1]	Shares Beneficially Owned
	Number[2]	Percent[2]
Directors and Executive Officers:
Zee Hakimoglu[3]	602,514	6.0%
Brad Baldwin[4]	187,721	1.9%
Larry Hendricks[5]	85,855	0.9%
Scott Huntsman[5]	97,555	1.0%
Narsi Narayanan[6]	53,333	0.5%
Michael Braithwaite[7]	43,933	0.4%
All directors and executive officers as a group (6 persons)	1,070,911	10.7%
5% Shareholders:
Edward Dallin Bagley[8]	2,752,681	27.6%
Royce & Associates Inc.[9]	694,284	6.8%

1.
Except as otherwise indicated, each person named in the table has sole voting and investment power with respect to all common stock beneficially owned, subject to applicable community property law.  Except as otherwise indicated, each person may be reached at our corporate offices c/o ClearOne, Inc., 5225 Wiley Post Way, Suite 500, Salt Lake City, Utah 84116.

2.
The percentages shown are calculated based on 9,105,029 shares of common stock outstanding on April 29, 2013.  The numbers and percentages shown include the shares of common stock actually owned as of April 29, 2013 and the shares of common stock that the identified person or group had the right to acquire within 60 days of such date.  In calculating the percentage of ownership, all shares of common stock that each identified person or group had the right to acquire within 60 days of April 29, 2013 upon the exercise of options are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by the persons or groups listed above.

3.	Includes 525,138 shares of common stock issuable upon exercise of stock options.

4.
Includes 88,166 shares held in the Baldwin Family Trust; 27,500 owned jointly with his spouse; 11,000 shares owned directly, which are held in an IRA under the name of Mr. Baldwin, and 61,055 shares of common stock issuable upon exercise of stock options.

5.	Includes 61,055 shares of common stock issuable upon exercise of stock options.

6.	Includes 53,333 shares of common stock issuable upon exercise of stock options.

7.	Includes 43,133 shares of common stock issuable upon exercise of stock options.

8.
Amounts for Mr. Edward D. Bagley include 126,166 shares held by Edward D. Bagley's spouse with respect to which he disclaims beneficial ownership and 834 shares of common stock issuable upon exercise of stock options.  Mr. Edward D. Bagley has sole voting and dispositive power over 2,626,515 shares (including the shares that may be acquired pursuant to the exercise of stock options) and shared voting and dispositive power over the 126,166 shares held by Mr. Edward D. Bagley's spouse. This information is based solely upon a Schedule 13D/A, as filed by Mr. Edward D. Bagley with the SEC on March 14, 2013. E. Bryan Bagley, who resigned as Director effective November 6, 2012 is the son of Edward D. Bagley, and each of them has previously disclaimed beneficial ownership of common stock beneficially owned by the other. The amounts for Mr. Edward D. Bagley does not include any shares held by E. Bryan Bagley.

9.
Represents 694,284 shares of our common stock beneficially owned by Royce & Associates, Inc. in its capacity as investment advisor on behalf of its clients.  Royce & Associates, Inc. has sole voting and dispositive power over all of such shares.  The address of Royce & Associates, Inc. is 1414 Avenue of the Americas, New York, NY 10019.  This information is based upon a Schedule 13G/A, as filed and amended with the SEC as of January 7, 2013.

| 6 |

Equity Compensation Plans
Please refer to the section titled "Securities Authorized for Issuance under Equity Compensation Plans" contained in Item 5 in our Original 10-K for details regarding our compensation plans under which our equity securities are authorized for issuance.

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
Related Party Transactions: Indemnification of Officers and Directors

Please refer to the section titled “Former Officers Indemnification” under Note 8 - Contingencies and Commitments in our Notes to Consolidated Financial Statements contained in our Original 10-K for full details., which is incorporated herein by reference.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

We retained McGladrey LLP and Jones Simkins, P.C. as our auditor and independent certified public accountants for the years ended December 31, 2012 and 2011, respectively.
The following table presents aggregate fees billed by the principal accountants to our company:

	Year ended December 31,
	2012	2011
Audit Fees[1]	$179,466	$191,632
Audit-related Fees	—	—
Tax fees[2]	46,479	41,629
All other fees[3]	—	—
Total	$225,945	$233,261

1.	Represents fees billed for professional services rendered for the audit and reviews of our financial statements filed with the SEC on Forms 10-K and 10-Q.

2.	Represents fees billed for tax filing, preparation, and tax advisory services.

3.	Represents fees billed for all other non-audit services, such as consulting on potential acquisitions or dispositions.

| 7 |

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Financial Statements: Financial statements set forth under Part II, Item 8 of the Original 10-K are filed in a separate section of the Original 10-K. See "Index to Consolidated Financial Statements" on page F-1 of the Original 10-K.
2. Financial Statement Schedules: All schedules are omitted since they either are not required, not applicable or the information is presented in the accompanying consolidated financial statements and notes thereto.
3. Exhibits: The exhibits listed under the Index of exhibits in the next page are filed or incorporated by reference as part of this Form 10-K/A.

| 8 |

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
2.2	Agreement and Plan of Merger, dated as of November 3, 2009, by and among ClearOne Communications, Inc., Alta-Wasatch Acquisition Corporation, NetStreams, Inc., Austin Ventures VIII, L.P., and Kevin A. Reinis.	8-K	2.2	11/09/09
3.2	Bylaws	10-K	3.2	03/31/11
10.1*	Employment Separation Agreement between ClearOne Communications, Inc. and Frances Flood, dated December 5, 2003	10-K	10.1	08/18/05
10.2*	Employment Termination Agreement between ClearOne Communications, Inc. and Susie Strohm, dated December 5, 2003	10-K	10.1	08/18/05
10.3	1997 Employee Stock Purchase Plan	S-8	4.9	10/06/06
10.4	1998 Stock Option Plan	S-8	4.8	10/06/06
10.5	2007 Equity Incentive Plan	S-8	4.7	01/22/08
10.6	Office Lease between Edgewater Corporate Park, LLC and ClearOne Communications, Inc. dated June 5, 2006	10-K	10.19	09/14/06
10.7	Margin Loan Agreement between ClearOne Communications, Inc. and UBS Financial Services, Inc. dated September 10, 2008	8-K	10.2	09/11/08
10.8	Manufacturing Services Agreement between Flextronics Industrial, Ltd. and ClearOne Communications, Inc. dated November 3, 2008	10-K	10.21	10/13/09
10.9	Joinder to Loan and Security Agreement, dated as of November 3, 2009, by and between ClearOne Communications, Inc. and Square 1 Bank.	8-K	10.23	11/09/09
10.10	Seventh Amendment to Loan and Security Agreement, dated as of November 3, 2009, by and between Square 1 Bank, ClearOne Communications, Inc., NetStreams Inc., and NetStreams, LLC.	8-K	10.24	11/09/09
14.1	Code of Ethics, approved by the Board of Directors on August 23, 2006	10-K	14.1	09/14/06
3.1	Amended and Restated Articles of Incorporation of ClearOne, Inc.	10-K	3.1	03/25/13
21.1	Subsidiaries of the registrant	10-K	21.1	03/25/13
23.1	Consent of McGladrey LLP, Independent Registered Public Accounting Firm	10-K	23.1	03/25/13
23.2	Consent of Jones Simkins P.C., Independent Registered Public Accounting Firm	10-K	23.2	03/25/13
31.1	Section 302 Certification of Chief Executive Officer	10-K	31.1	03/25/13
31.2	Section 302 Certification of Chief Financial Officer	10-K	31.2	03/25/13
31.3†	Section 302 Certification of Chief Executive Officer
31.4†	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer	10-K	32.1	03/25/13
32.2	Section 906 Certification of Chief Financial Officer	10-K	32.2	03/25/13
101.INS‡	XBRL Instance Document	10-K	101.INS	03/25/13
101.SCH‡	XBRL Taxonomy Extension Schema	10-K	101.SCH	03/25/13
101.CAL‡	XBRL Taxonomy Extension Calculation Linkbase	10-K	101.CAL	03/25/13
101.DEF‡	XBRL Taxonomy Extension Definitions Linkbase	10-K	101.DEF	03/25/13
101.LAB‡	XBRL Taxonomy Extension Label Linkbase	10-K	101.LAB	03/25/13
101.PRE‡	XBRL Taxonomy Extension Presentation Linkbase	10-K	101.PRE	03/25/13
________________________________
* Constitutes a management contract or compensatory plan or arrangement.
† Filed herewith.
‡ Information furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the 1934 Act

| 9 |

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARONE, INC.
Registrant

/s/ Zeynep Hakimoglu
Zeynep Hakimoglu
President, Chief Executive Officer and Chairman of the Board
April 30, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Zeynep Hakimoglu	/s/ Narsi Narayanan
Zeynep Hakimoglu	Narsi Narayanan
President, Chief Executive Officer and Chairman of the Board April 30, 2013	Vice President of Finance April 30, 2013

/s/ Brad R. Baldwin	/s/ Larry R. Hendricks
Brad R. Baldwin	Larry R. Hendricks
Director April 30, 2013	Director April 30, 2013

/s/ Scott M. Huntsman
Scott M. Huntsman
Director April 30, 2013

| 10 |