Form 10-Q
period 2013-03-31
CLEARONE INC
filed 2013-05-06
CIK 840715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
or
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 9,105,029 shares issued and outstanding as of May 3, 2013.

CLEARONE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2013

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
CLEARONE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)

	March 31, 2013	December 31, 2012
ASSETS	Unaudited	Audited
Current assets:
Cash and cash equivalents	$42,580	$55,509
Receivables, net of allowance for doubtful accounts of $60 and $60, respectively	7,927	8,388
Inventories, net	11,604	10,873
Deferred income taxes	3,148	3,148
Prepaid expenses and other assets	1,793	1,369
Total current assets	67,052	79,287
Long-term inventories, net	1,813	1,955
Property and equipment, net	1,790	1,708
Intangibles, net	4,115	4,258
Goodwill	3,472	3,472
Deferred income taxes	1,195	1,195
Other assets	62	64
Total assets	$79,499	$91,939
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,912	$2,302
Accrued liabilities	2,005	2,143
Income taxes payable	—	14,782
Deferred product revenue	4,192	3,593
Total current liabilities	10,109	22,820
Deferred rent	401	422
Other long-term liabilities	2,029	2,029
Total liabilities	12,539	25,271
Shareholders' equity:
Common stock, par value $0.001, 50,000,000 shares authorized, 9,105,029 and 9,163,462 shares issued and outstanding	9	9
Additional paid-in capital	39,991	40,430
Retained earnings	26,960	26,229
Total shareholders' equity	66,960	66,668
Total liabilities and shareholders' equity	$79,499	$91,939

See accompanying notes

CLEARONE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Three months ended March 31,
	2013	2012
Revenue	$11,293	$10,154
Cost of goods sold	4,294	4,046
Gross profit	6,999	6,108

Operating expenses:
Sales and marketing	2,267	2,134
Research and product development	1,866	2,008
General and administrative	1,797	1,480
Proceeds from litigation, net	—	(250)
Total operating expenses	5,930	5,372

Operating income	1,069	736
Other income (expense), net	(14)	16
Income before income taxes	1,055	752
Provision for income taxes	324	274
Net income	$731	$478

Basic earnings per common share	$0.08	$0.05
Diluted earnings per common share	$0.08	$0.05

Basic weighted average shares outstanding	9,152,859	9,098,152
Diluted weighted average shares outstanding	9,394,181	9,246,310

See accompanying notes

CLEARONE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$731	$478
Adjustments to reconcile net income to net cash (used in) operations:
Depreciation and amortization expense	323	329
Amortization of deferred rent	(15)	(17)
Stock-based compensation expense	59	51
Provision for (recoveries of) doubtful accounts, net	27	(59)
Inventory valuation reserve adjustments	(34)	90
Changes in operating assets and liabilities:
Receivables	434	1,416
Inventories	(555)	(2,224)
Deferred income taxes	—	(10)
Prepaid expenses and other assets	(138)	(157)
Accounts payable	1,410	(984)
Accrued liabilities	(144)	309
Income taxes payable	(15,066)	(1,064)
Deferred product revenue	599	418
Other long-term liabilities	—	15
Net cash (used in) operating activities	(12,369)	(1,409)

Cash flows from investing activities:
Payment towards business acquisitions	—	(4,632)
Purchase of property and equipment	(62)	(65)
Net cash (used in) investing activities	(62)	(4,697)

Cash flows from financing activities:
Proceeds from the exercise of stock options	76	—
Treasury stock purchased	(574)	—
Net cash (used in) financing activities	(498)	—

Net (decrease) in cash and cash equivalents	(12,929)	(6,106)
Cash and cash equivalents at the beginning of the period	55,509	16,683
Cash and cash equivalents at the end of the period	$42,580	$10,577

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$15,346	$1,378

See accompanying notes

	Three months ended March 31,
	2013	2012
Supplemental disclosure of non-cash activities:
The Company acquired the business of VCON Video Conferencing, Ltd. in February 2012 and recorded the following assets and liabilities:
Inventory	$—	$40
Property and equipment	—	34
Product warranty liability	—	(8)
Proprietary software	—	2,247
Goodwill	—	2,319
Cash paid	$—	$4,632

See accompanying notes

CLEARONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited – Dollars in thousands)

1.	Business Description, Basis of Presentation and Significant Accounting Policies

Business Description:

ClearOne, Inc. and its subsidiaries (collectively, “ClearOne” or the “Company”) are a global company that designs, develops and sells conferencing, collaboration, streaming and digital signage solutions for audio and visual communications.  The performance and simplicity of its advanced comprehensive solutions offer unprecedented levels of functionality, reliability and scalability.

Basis of Presentation:

The fiscal year for ClearOne is the 12 months ending on December 31st.  The consolidated financial statements include the accounts of ClearOne and its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

These accompanying interim condensed consolidated financial statements for the three months ended March 31, 2013 and 2012, respectively, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are not audited. Certain information and footnote disclosures that are usually included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been either condensed or omitted in accordance with SEC rules and regulations. The accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of March 31, 2013 and December 31, 2012, the results of operations for the three months ended March 31, 2013 and 2012, and the statements of cash flows for the three months ended March 31, 2013 and 2012. The results of operations for the three months ended March 31, 2013 and 2012 are not necessarily indicative of the results for a full-year period.  These interim condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC.

Significant Accounting Policies:

The significant accounting policies were described in Note 2 to the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2012. There have been no changes to these policies during the three months ended March 31, 2013 that are of significance or potential significance to the Company.

Warranty Costs – The Company accrues for warranty costs based on estimated warranty return rates and estimated costs to repair. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty returns, and repair cost. The Company reviews the adequacy of its recorded warranty accrual on a quarterly basis.

The details of changes in the Company’s warranty accrual are as follows:

	March 31, 2013	December 31, 2012
Balance at the beginning of year	$385	$467
Warranty accruals/additions	132	443
Warranty usage	(132)	(525)
Balance at end of period	$385	$385

CLEARONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited – Dollars in thousands)

Earnings Per Share – The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended March 31,
	2013	2012
Numerator:
Net income	$731	$478
Denominator:
Basic weighted average shares outstanding	9,152,859	9,098,152
Dilutive common stock equivalents using treasury stock method	241,322	148,158
Diluted weighted average shares outstanding	9,394,181	9,246,310

Basic earnings per common share	$0.08	$0.05
Diluted earnings per common share	$0.08	$0.05

Weighted average options outstanding	1,128,483	1,163,526
Anti-dilutive options not included in the computations	208,957	563,237

2.	Intangible Assets

Intangible assets as of March 31, 2013 and December 31, 2012 consisted of the following:

	Estimated useful lives	March 31, 2013	December 31, 2012
Tradename	7 years	$435	$435
Patents and technological know-how	10 years	2,070	2,070
Proprietary software	3 to 15 years	2,961	2,961
In-process research and development	Indefinite	159	159
Other	5 years	49	49
		5,674	5,674
Accumulated amortization		(1,559)	(1,416)
		$4,115	$4,258

The amortization of intangibles with finite lives as of March 31, 2013 and March 31, 2012 was as follows:

	Three months ended March 31,
	2013	2012
Amortization of intangibles with finite lives	$143	$102

CLEARONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited – Dollars in thousands)

The estimated future amortization expense of intangible assets is as follows:

Years ending December 31,
2013 (remainder)	$390
2014	528
2015	483
2016	446
2017	357
Thereafter	1,752
$3,956

3.	Inventories

Inventories, net of reserves, as of March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013	December 31, 2012
Current:
Raw materials	$936	$734
Finished goods	10,668	10,139
	$11,604	$10,873
Long-term:
Raw materials	$857	$891
Finished goods	956	1,064
	$1,813	$1,955

Long-term inventory represents inventory held in excess of our current (next 12 months) requirements based on our recent sales and forecasted level of sales. We expect to sell the above inventory, net of reserves, at or above the stated cost and believe that no loss will be incurred on its sale.

Current finished goods include consigned inventory in the amounts of approximately $1,568 and $1,289 as of March 31, 2013 and December 31, 2012, respectively. Consigned inventory represents inventory at distributors and other customers where revenue recognition criteria have not yet been achieved.

The following table summarizes the losses incurred on valuation of inventory at lower of cost or market value and write-off of obsolete inventory during the three months ended March 31, 2013 and 2012, respectively.

	Three months ended March 31,
	2013	2012
Losses incurred on valuation of inventory and write-off of obsolete inventory	$—	$90

CLEARONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited – Dollars in thousands)

4.	Share-based Compensation

Share-based compensation expense has been recorded as follows:

	Three months ended March 31,
	2013	2012
Cost of goods sold	$2	$1
Sales and marketing	15	13
Research and product development	11	7
General and administrative	31	30
	$59	$51

As of March 31, 2013, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, was approximately $493, which will be recognized over a weighted average period of 2.56 years.

During the three months ended March 31, 2013 and 2012, we granted 0 and 30,000 stock options, respectively. We use judgment in determining the fair value of the share-based payments on the date of grant using an option-pricing model with assumptions regarding a number of highly complex and subjective variables.  These variables include the risk-free interest rate of the awards, the expected life of the awards, the expected volatility over the term of the awards, the expected dividends of the awards, and an estimate of the amount of awards that are expected to be forfeited.  We use the Black-Scholes option pricing model to determine the fair value of share-based payments granted under ASC Topic 718.

In applying the Black-Scholes methodology to the options granted, the Company used the following assumptions:

	Three months ended March 31,
	2013	2012
Risk-free interest rate, average	—	1.4%
Expected option life, average	—	7.1 years
Expected price volatility, average	—	51.9%
Weighted average per share fair value	—	$3.35

5.	Shareholders’ Equity

The following table summarizes the change in shareholders’ equity during the three months ended March 31, 2013 and 2012, respectively:

	Three months ended March 31,
	2013	2012
Balance at the beginning of the period	$66,668	$39,664
Net income during the period	731	478
Treasury stock purchased	(574)	—
Stock-based compensation	59	51
Exercise of stock options	76	—
Balance at end of the period	$66,960	$40,193

6.	Income Taxes
The Company's forecasted effective tax rate at March 31, 2013 is 33.4%, a (4.0)% decrease from the 37.4% effective tax rate recorded at March 31, 2013. The forecasted effective tax rate of 33.4% excludes jurisdictions for which no benefit from forecasted current year losses is anticipated. Including losses from such jurisdictions results in a forecasted effective tax rate of 45.1%. Our forecasted effective tax rate could fluctuate significantly on a quarterly basis and could change, to the extent that earnings in countries with tax rates that differ from that of the U.S. differ, from amounts anticipated at March 31, 2013.

After discrete benefit of $269, the effective tax rate for the quarter ended March 31, 2013 is 30.7%. The discrete benefit is primarily attributable to the recognition of the U.S. research and development credit for 2012.

7. Subsequent Events

The Company evaluated its consolidated financial statements as of and for the three months ended March 31, 2013 for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent event which would require recognition or disclosure in the financial statements.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements in this report, other than statements of historical fact, are forward-looking statements for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing.  All forward-looking statements included in this report are made as of the date hereof and are based on information available to us as of such date.  We assume no obligation to update any forward-looking statement.   In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,”  “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology.  Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that any such expectations or any forward-looking statement will prove to be correct.  Our actual results will vary, and may vary materially, from those projected or assumed in the forward-looking statements.  Future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, without limitation, product recalls and product liability claims; infringement of our technology or assertion that our technology infringes the rights of other parties; termination of supplier relationships, or failure of suppliers to perform; inability to successfully manage growth; delays in obtaining regulatory approvals or the failure to maintain such approvals; concentration of our revenue among a few customers, products or procedures; development of new products and technology that could render our products obsolete; market acceptance of new products; introduction of products in a timely fashion; price and product competition, availability of labor and materials, cost increases, and fluctuations in and obsolescence of inventory; volatility of the market price of our common stock; foreign currency fluctuations; changes in key personnel; work stoppage or transportation risks; and other factors referred to in our press releases and reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2012. All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Additional factors that may have a direct bearing on our operating results are discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

BUSINESS OVERVIEW

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

On February 16, 2012, we completed the acquisition of the video conferencing business of Israel-based VCON Video Conferencing, Ltd. (“VCON”). VCON was a pioneer in software-based video conferencing solutions with product offerings that included group video conferencing endpoints, desktop video conferencing endpoints, video conferencing infrastructure solutions and software development kits. This acquisition and the combination of our streaming and digital signage technologies has provided us with complementary technology opportunities allowing us to enter new growth markets. Pursuant to the asset purchase agreement, ClearOne paid consideration of $4.6 million in cash to VCON in consideration for all VCON's assets, including intellectual property, fixed assets and inventory, and assumed no debt.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•	Expand and strengthen our sales channels.

We will continue to improve our existing high-quality products and develop new products for the burgeoning conferencing and collaboration and multimedia streaming markets and focus on strategic initiatives to achieve our business goals.

Our revenues were $11.3 million and $10.2 million during the three months ended March 31, 2013 and 2012, respectively. The increase in revenues was primarily due to increased sales of video products and new products introduced during the last year. Our gross profit increased by $891,000 during the three months ended March 31, 2013 compared to the three months ended March 31, 2012.  Net income also increased by $253,000 during the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Net income for the three months ended March 31, 2013 increased primarily due to higher margins and higher revenue.

We expect continued growth in revenue from video products and new products. However the prospects of growth and its magnitude in both revenues and profits in the near future would depend on the strength of the global economy and the penetration level of our new products, including products added through acquisitions. We continue to closely monitor the economic situation caused by the US government's budget cuts and global economic events.

A detailed discussion of our results of operations follows below.

ANALYSIS OF RESULTS OF OPERATIONS
Results of Operations for the three months ended March 31, 2013, and 2012

The following table sets forth certain items from our unaudited condensed consolidated statements of operations (dollars in thousands) for the three months ended March 31, 2013 and 2012, respectively, together with the percentage of total revenue which each such item represents:

	Three months ended March 31,
	2013	% of Revenue	2012	% of Revenue
Revenue	$11,293	100%	$10,154	100%
Cost of goods sold	4,294	38%	4,046	40%
Gross profit	6,999	62%	6,108	60%
Sales and marketing	2,267	20%	2,134	21%
Research and product development	1,866	17%	2,008	20%
General and administrative	1,797	16%	1,480	15%
Proceeds from litigation	—	—%	(250)	(2)%
Operating income	1,069	9%	736	7%
Other income (expense), net	(14)	0%	16	0%
Income before income taxes	1,055	9%	752	7%
Provision for income taxes	324	3%	274	3%
Net income	$731	6%	$478	5%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue

Revenue for the three months ended March 31, 2013 ("2013 Q1") increased by approximately 11% over the three months ended March 31, 2012 ("2012 Q1"). The increased revenue was due to increased demand in Asia and North America. Increases in revenue were primarily attributable to increased demand for our new products introduced last year and from the video products.

The net change in deferred revenue during the three months ended March 31, 2013 and 2012 was a net increase (decrease) of deferred revenue of $599 and $(418), respectively. See “Critical Accounting Policies and Estimates” under “Revenue and Associated Allowance for Revenue Adjustments and Doubtful Accounts” below for a detailed discussion of deferred revenue.

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

Our gross profit margin (GPM), which is gross profit as a percentage of revenue, was 62% and 60% for the three months ended March 31, 2013 and 2012, respectively. The increase in gross margin was due to a product mix favorable to better gross margins and due to the absence of inventory obsolescence charges.
Operating Expenses

2013 Q1 operating expenses were approximately $5.9 million, compared to 2012 Q1 operating expenses, excluding litigation proceeds of $250,000, of approximately $5.6 million.

Sales and Marketing (“S&M”) Expenses. S&M expenses include selling, customer service, and marketing expenses, such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses.

S&M expenses during 2013 Q1 increased $133,000, or 6%, when compared to 2012 Q1 primarily due to increases in commission and bonus payments to sales employees and independent sales agents.

Research and Development (“R&D”) Expenses.  R&D expenses include research and development and product line management, including employee-related costs, outside services, expensed materials and depreciation, and an allocation of overhead expenses.

R&D expenses during 2013 Q1 decreased by $142,000, or 7%, compared to R&D expenses during 2012 Q1. The decrease was primarily due to decreases in depreciation related to R&D assets, project related costs and allocation of facilities expenses to R&D.

General and Administrative (“G&A”) Expenses. G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs, and corporate administrative costs, including finance, information technology and human resources.

G&A expenses during 2013 Q1 increased by $317,000, or 21%, compared to G&A expenses during 2012 Q1. The increase was primarily due to increases in employee costs, amortization of intangibles, bad debts expense, audit and accounting fees and legal fees.

We continue to incur high legal expenses due to various legal proceedings explained in detail in our Form 10-K for the year ended December 31, 2012.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Proceeds from Litigation

The litigation proceeds received in 2012 Q1 of $250,000 represent the receipt of a settlement of amounts due from a defendant in our litigation related to the “Theft of Intellectual Property and Related Cases” described in detail in Note 8 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2012.

Other income (expense), net

Other income (expense), net, includes interest income, interest expense, and currency gain (loss).

Provision for income taxes

During 2013 Q1, we accrued income taxes at the expected annualized rate of 33.4% as compared to an annualized rate of 37.4% in 2012 Q1. The decrease in the expected annualized rate in 2013 Q1 was primarily due to earnings anticipated in countries that have lower statutory tax rates. In addition, a discrete tax benefit of $269 related to federal research and development credit was recognized in the first quarter of 2013

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2013, our cash and cash equivalents were approximately $42.6 million, a decrease of $12.9 million compared to cash and cash equivalents of approximately $55.5 million as of December 31, 2012.

Net cash used in operating activities was $12.4 million in 2013 Q1, an increase in outflow of approximately $11.0 million compared to $1.4 million cash used in operating activities in 2012 Q1. The increase in outflow was primarily due to payment of income taxes associated with the arbitration settlement proceeds received in 2012, reduction in collections from receivables and reduction in accrued payables partially offset by reduction in payments for inventories and accounts payable.

Net cash used in investing activities in 2013 Q1 was approximately $62,000, which consisted of purchases of equipment. Net cash used in investing activities in 2012 Q1 consisted of the acquisition of the business of VCON for $4.6 million and $65,000 towards purchases of equipment.

Net cash used in financing activities in 2013 Q1 was approximately $498,000, which consisted of the acquisition of outstanding stock totaling $574,000, offset by $76,000 in proceeds received through exercise of stock options. In 2012 Q1, there were no financing cash flow activities.

As of March 31, 2013, our working capital was $57.1 million as compared to $56.5 million as of December 31, 2012.

We believe that our current cash balance, future income from operations and effective management of working capital will provide the liquidity needed to meet our short-term and long-term operating requirements and finance our growth plans. We also believe that our strong financial position and sound business structure will enable us to raise additional capital when needed to meet our short and long-term financing needs. In addition to capital expenditures, we may use cash in the near future for selective infusions of technology, sales & marketing, infrastructure, and other investments to fuel our growth, as well as acquisitions that may strategically fit our business and are accretive to our performance. We may also use cash to finance the repurchase of our outstanding stock.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our significant accounting policies are described in Note 2 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 and Note 1 to the Condensed Consolidated Financial Statements attached herewith. We believe the policies described below identify our most critical accounting policies, which are the policies that are both important to the representation of our financial condition and results and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

We provide a right of return on product sales to major distributors under a product rotation program. Under this seldom used program, once a quarter, a distributor is allowed to return products purchased during the prior quarter for a total value generally not exceeding 15% of the distributor’s net purchases during the preceding quarter. The distributor is, however, required to place a new purchase order for an amount not less than the value of products returned under the stock rotation program. When products are returned, the associated revenue, cost of goods sold, inventory and accounts receivable originally recorded are reversed. When the new order is placed, the revenue, associated cost of goods sold, inventory and accounts receivable are recorded and the product revenue is subject to the deferral analysis described below. In a small number of cases, the distributors are also permitted to return the products for other business reasons.

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

The amount of deferred cost of goods sold was included in consigned inventory. The following table details the amount of deferred revenue, cost of goods sold, and gross profit as of March 31, 2013 and December 31, 2012:

	As of March 31, 2013	As of December 31, 2012
Deferred revenue	$4,192	$3,593
Deferred cost of goods sold	1,568	1,289
Deferred gross profit	$2,624	$2,304

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Impairment of Goodwill and Intangible Assets
We allocated the purchase price for the acquisitions of NetStreams in 2009, MagicBox in 2011 and VCON in 2012 on the basis of well-established valuation techniques performed by qualified experts. Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We perform impairment tests of goodwill and intangible assets with indefinite useful lives on an annual basis in the fourth fiscal quarter, or sooner if a triggering event occurs suggesting possible impairment of the values of these assets. In association with the acquisition of NetStreams, $726,000 and $400,000 were recorded as goodwill and intangible assets with indefinite useful life, respectively. With respect to the MagicBox acquisition, $427,000 and $159,000 were recorded as goodwill and intangible assets with indefinite useful life, respectively. Goodwill of $2.3 million was recorded in connection with the VCON acquisition. There were no impairments recorded in 2013 or 2012 as no impairment indicators existed. However, due to uncertainty in the industrial, technological, and competitive environments in which we operate, we might be required to exit or dispose of the assets acquired through the NetStreams, MagicBox or VCON acquisitions, which could result in an impairment of goodwill and intangible assets.

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

Accounting for Income Taxes
We are subject to income taxes in both the United States and in certain foreign jurisdictions. We estimate our current tax position together with our future tax consequences attributable to temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation, and other reserves for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, prior year carryback, or future reversals of existing taxable temporary differences. To the extent we believe that recovery is not more likely than not, we establish a valuation allowance against these deferred tax assets. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets.

To the extent we establish a valuation allowance in a period, we must include and expense the allowance within the tax provision in the consolidated statement of operations. In accordance with ASC Topic 740, "Accounting for Income Taxes", we analyzed our valuation allowance at December 31, 2012 and determined that based upon available evidence it is more likely than not that certain of our deferred tax assets related to capital loss carryovers and state research and development credits will not be realized and, accordingly, we have recorded a valuation allowance against these deferred tax assets in the amount of $270,000.

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

We perform a quarterly analysis of obsolete and slow-moving inventory to determine if any inventory needs to be written down. In general, we write down our excess and obsolete inventory by an amount that is equal to the difference between the cost of the inventory and its estimated market value if market value is less than cost, based upon assumptions about future product life-cycles, product demand, shelf life of the product, inter-changeability of the product and market conditions. Those items that are found to have a supply in excess of our estimated current demand are considered to be slow-moving or obsolete and classified as long-term. An appropriate reserve is made to write down the value of that inventory to its expected realizable value. These charges are recorded in cost of goods sold. The reserve against slow-moving or obsolete inventory is increased or reduced based on several factors which, among other things, require us to make an estimate of a product’s life-cycle, potential

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

demand and our ability to sell these products at estimated price levels. While we make considerable efforts to calculate reasonable estimates of these variables, actual results may vary. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of changing technology and customer requirements, we could be required to increase our inventory allowances and our gross profit could be adversely affected.

Share-Based Compensation
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

Under ASC Topic 718, we measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide services in exchange for the awards – the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Therefore, if an employee does not ultimately render the requisite service, the costs associated with the unvested options will not be recognized cumulatively.

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

CLEARONE, INC.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.	CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2013 was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective as of March 31, 2013 to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

There was no change in our internal control over financial reporting during the quarter ended March 31, 2013 that materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The following is an update to the status of the legal proceedings and commitments and contingencies reported in our Form 10-K for the year ended December 31, 2012 under Part I, Item 3. Legal Proceedings and Note 8 - Commitments and Contingencies of the Notes to Consolidated Financial Statements (Part II, Item 8).

Former Officer Indemnification:
Flood: On March 1, 2013, Flood filed for personal bankruptcy pursuant to Chapter 7 and sought to discharge any monetary obligation to ClearOne and to preserve her claims against ClearOne after bankruptcy. On March 19, 2013, a Utah judge stayed the entire case in view of the bankruptcy filing.
Strohm: On April 9, 2013, the Utah Supreme Court issued its Opinion declaring that Strohm's attorney, Dorsey, is not entitled to recover any attorneys' fees or expenses in connection with its civil action against ClearOne but that Dorsey is entitled to recover post-verdict criminal fees incurred in connection with Strohm's sentencing and appeal. It is currently estimated that the net effect of this decision is the return to ClearOne of approximately $500,000 that had been posted as a cash bond with the Court. This amount has not been recognized in the financial statements. On April 23, 2013, Dorsey filed a petition for rehearing with the Utah Supreme Court seeking to recover its attorneys' fees and expenses incurred in obtaining court-ordered indemnification for Strohm. Dorsey has further requested that the Court reverse its public policy ruling that Dorsey is not entitled to attorneys' fees and expenses in connection with its civil action against ClearOne.

Item 1A.	RISK FACTORS

Not applicable.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The table below summarizes information about our purchases of our equity securities registered pursuant to Section 12 of the Exchange Act of 1934, as amended, during the quarterly period ended March 31, 2013.

CLEARONE, INC.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Program (in millions)
January 1, 2013 through January 31, 2013	—	$—	—	$2,615,628
February 1, 2013 through February 28, 2013	—	$—	—	$9,615,628
March 1, 2013 through March 31, 2013	83,837	$6.84	573,563	$9,042,065
Total	83,837	$6.84	573,563
___________________

(1)
In May 2012, our Board of Directors authorized a stock repurchase program.  Under the program, we are authorized to repurchase up to $2 million of our outstanding common stock from time to time over the following 12 months.  Any stock repurchases may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans.  Rule 10b5-1 permits us to establish, while not in possession of material nonpublic information, prearranged plans to buy stock at a specific price in the future, regardless of any subsequent possession of material nonpublic information. The timing and actual number of shares repurchased will depend on a variety of factors, including market conditions and other factors. The stock repurchase program may be suspended or discontinued at any time without prior notice. On July 30, 2012, the Board of Directors increased the repurchase amount to $3 million from the original $2 million. On February 20, 2013, the Board of Directors increased the repurchase amount to $10 million from $3 million.

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

ClearOne, Inc., (Registrant)

May 6, 2013	By:	/s/ Zeynep Hakimoglu
Zeynep Hakimoglu Chief Executive Officer (Principal Executive Officer)

May 6, 2013	By:	/s/ Narsi Narayanan
Narsi Narayanan Vice President of Finance (Principal Financial and Accounting Officer)