Form 10-Q
period 2013-06-30
CLEARONE INC
filed 2013-08-07
CIK 840715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
or
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 9,080,060 shares issued and outstanding as of August 5, 2013.

CLEARONE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2013

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
CLEARONE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)

	June 30, 2013	December 31, 2012
ASSETS	Unaudited
Current assets:
Cash and cash equivalents	$32,386	$55,509
Marketable securities	337	—
Receivables, net of allowance for doubtful accounts of $55 and $60, respectively	8,439	8,388
Inventories, net	12,304	10,873
Deferred income taxes	3,148	3,148
Prepaid expenses and other assets	1,785	1,369
Total current assets	58,399	79,287
Long-term marketable securities	8,873	—
Long-term inventories, net	1,609	1,955
Property and equipment, net	1,783	1,708
Intangibles, net	3,996	4,258
Goodwill	3,472	3,472
Deferred income taxes	1,195	1,195
Other assets	61	64
Total assets	$79,388	$91,939
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,031	$2,302
Accrued liabilities	2,009	2,143
Income taxes payable	—	14,782
Deferred product revenue	4,300	3,593
Total current liabilities	9,340	22,820
Deferred rent	365	422
Other long-term liabilities	2,028	2,029
Total liabilities	11,733	25,271
Shareholders' equity:
Common stock, par value $0.001, 50,000,000 shares authorized, 9,080,060 and 9,163,462 shares issued and outstanding	9	9
Additional paid-in capital	39,729	40,430
Accumulated other comprehensive loss	(87)	—
Retained earnings	28,004	26,229
Total shareholders' equity	67,655	66,668
Total liabilities and shareholders' equity	$79,388	$91,939

See accompanying notes

CLEARONE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenue	$11,703	$11,655	$22,996	$21,809
Cost of goods sold	4,839	4,562	9,133	8,608
Gross profit	6,864	7,093	13,863	13,201

Operating expenses:
Sales and marketing	2,088	2,254	4,356	4,388
Research and product development	1,843	2,029	3,709	4,037
General and administrative	1,437	1,611	3,234	3,091
Proceeds from litigation, net	—	—	—	(250)
Total operating expenses	5,368	5,894	11,299	11,266

Operating income	1,496	1,199	2,564	1,935
Other income (expense), net	47	(5)	33	11
Income before income taxes	1,543	1,194	2,597	1,946

Provision for income taxes	498	544	822	818
Net income	$1,045	$650	$1,775	$1,128

Basic earnings per common share	$0.11	$0.07	$0.19	$0.12
Diluted earnings per common share	$0.11	$0.07	$0.19	$0.12

Basic weighted average shares outstanding	9,093,461	9,107,420	9,122,996	9,102,786
Diluted weighted average shares outstanding	9,459,495	9,226,426	9,499,452	9,224,727

Net income	$1,045	$650	$1,775	$1,128

Comprehensive income:
Unrealized (loss) on available-for-sale securities, net of tax	(87)	—	(87)	—

Comprehensive income	$958	$650	$1,688	$1,128

See accompanying notes

CLEARONE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$1,775	$1,128
Adjustments to reconcile net income to net cash (used in) operations:
Depreciation and amortization expense	644	654
Amortization of deferred rent	(167)	—
Stock-based compensation expense	126	111
Provision for (recoveries of) doubtful accounts, net	27	(64)
Inventory valuation reserve adjustments	(34)	278
Tax benefit from the exercise of stock options	(38)	—
Changes in operating assets and liabilities:
Receivables	(78)	1,112
Inventories	(1,051)	(2,616)
Deferred income taxes	—	(11)
Prepaid expenses and other assets	(414)	(39)
Accounts payable	729	(1,529)
Accrued liabilities	(24)	121
Income taxes payable	(14,782)	(750)
Deferred product revenue	707	47
Other long-term liabilities	—	138
Net cash (used in) operating activities	(12,580)	(1,420)

Cash flows from investing activities:
Purchase of property and equipment	(457)	(202)
Purchase of marketable securities	(9,297)	—
Payment towards business acquisitions	—	(4,632)
Net cash (used in) investing activities	(9,754)	(4,834)

Cash flows from financing activities:
Proceeds from the exercise of stock options	164	81
Tax benefit from the exercise of stock options	38	—
Treasury stock purchased	(991)	(92)
Net cash (used in) financing activities	(789)	(11)

Net (decrease) in cash and cash equivalents	(23,123)	(6,265)
Cash and cash equivalents at the beginning of the period	55,509	16,683
Cash and cash equivalents at the end of the period	$32,386	$10,418

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$16,757	$1,393
See accompanying notes

	Six months ended June 30,
	2013	2012
Supplemental disclosure of non-cash activities:
The Company acquired the business of VCON Video Conferencing, Ltd. in February 2012 and recorded the following assets and liabilities:
Inventory	$—	$40
Property and equipment	—	34
Product warranty liability	—	(8)
Proprietary software	—	2,247
Goodwill	—	2,319
Cash paid	$—	$4,632

See accompanying notes

CLEARONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited – Dollars in thousands)

1.	Business Description, Basis of Presentation and Significant Accounting Policies

Business Description:

ClearOne, Inc. together with its subsidiaries (collectively, “ClearOne” or the “Company”) is a global company that designs, develops and sells conferencing, collaboration, streaming and digital signage solutions for audio and visual communications.  The performance and simplicity of its advanced comprehensive solutions offer unprecedented levels of functionality, reliability and scalability.

Basis of Presentation:

The fiscal year for ClearOne is the 12 months ending on December 31st.  The consolidated financial statements include the accounts of ClearOne and its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

These accompanying interim condensed consolidated financial statements for the three and six months ended June 30, 2013 and 2012, respectively, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are not audited. Certain information and footnote disclosures that are usually included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been either condensed or omitted in accordance with SEC rules and regulations. The accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company's financial position as of June 30, 2013 and December 31, 2012, the results of operations for the three and six months ended June 30, 2013 and 2012, and the statements of cash flows for the six months ended June 30, 2013 and 2012. The results of operations for the three and six months ended June 30, 2013 and 2012 are not necessarily indicative of the results for a full-year period.  These interim condensed consolidated financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 25, 2013 as amended on April 30, 2013.

Significant Accounting Policies:

The significant accounting policies were described in Note 2 to the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2012. There have been no changes to these policies during the six months ended June 30, 2013 that are of significance or potential significance to the Company.

Warranty Costs – The Company accrues for warranty costs based on estimated warranty return rates and estimated costs to repair. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty returns, and repair cost. The Company reviews the adequacy of its recorded warranty accrual on a quarterly basis.

The details of changes in the Company’s warranty accrual are as follows:

	June 30, 2013	December 31, 2012
Balance at the beginning of year	$385	$467
Warranty accruals/additions	232	443
Warranty usage	(251)	(525)
Balance at end of period	$366	$385

CLEARONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited – Dollars in thousands)

Earnings Per Share – The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Numerator:
Net income	$1,045	$650	$1,775	$1,128
Denominator:
Basic weighted average shares outstanding	9,093,461	9,107,420	9,122,996	9,102,786
Dilutive common stock equivalents using treasury stock method	366,034	119,006	376,456	121,941
Diluted weighted average shares outstanding	9,459,495	9,226,426	9,499,452	9,224,727

Basic earnings per common share	$0.11	$0.07	$0.19	$0.12
Diluted earnings per common share	$0.11	$0.07	$0.19	$0.12

Weighted average options outstanding	1,122,797	1,207,302	1,125,624	1,185,414
Anti-dilutive options not included in the computations	94,789	630,737	94,789	630,737

2. Marketable Securities

The Company has classified its marketable securities as available-for-sale securities. These securities are carried at estimated fair value with unrealized holding gains and losses, net of the related tax effect, included in accumulated other comprehensive income/loss in stockholders' equity until realized. Gains and losses on marketable security transactions are reported on the specific-identification method. Dividend and interest income are recognized when earned.
The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at June 30, 2013 and December 31, 2012 were as follows:

(In thousands)	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
June 30, 2013
Available-for-sale securities:
Corporate bonds and notes	$5,877	$—	$(59)	$5,818
Municipal bonds	3,420	1	(29)	3,392

Total available-for-sale securities	$9,297	$1	$(88)	$9,210

(In thousands)	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
December 31, 2012
Available-for-sale securities:
Corporate bonds and notes	$—	$—	$—	$—
Municipal bonds	—	—	—	—

Total available-for-sale securities	$—	$—	$—	$—

Maturities of marketable securities classified as available-for-sale securities were as follows at June 30, 2013:

(In thousands)	Amortized cost	Estimated fair value

Due within one year	$337	$337
Due after one year through five years	8,528	8,449
Due after five years through ten years	432	424

Total available-for-sale securities	$9,297	$9,210

3. Intangible Assets

Intangible assets as of June 30, 2013 and December 31, 2012 consisted of the following:

	Estimated useful lives	June 30, 2013	December 31, 2012
Tradename	7 years	$435	$435
Patents and technological know-how	10 years	2,070	2,070
Proprietary software	3 to 15 years	2,961	2,961
In-process research and development	Indefinite	159	159
Other	5 years	49	49
		5,674	5,674
Accumulated amortization		(1,678)	(1,416)
		$3,996	$4,258

The amortization of intangibles with finite lives for the three and six months ended June 30, 2013 and 2012 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Amortization of intangibles with finite lives	$119	$130	$261	$231

CLEARONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited – Dollars in thousands)

The estimated future amortization expense of intangible assets is as follows:

Years ending December 31,
2013 (remainder)	$271
2014	528
2015	483
2016	446
2017	357
Thereafter	1,752
$3,837

4. Inventories

Inventories, net of reserves, as of June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013	December 31, 2012
Current:
Raw materials	$902	$734
Finished goods	11,402	10,139
	$12,304	$10,873
Long-term:
Raw materials	$681	$891
Finished goods	928	1,064
	$1,609	$1,955

Long-term inventory represents inventory held in excess of our current (next 12 months) requirements based on our recent sales and forecasted level of sales. We expect to sell the above inventory, net of reserves, at or above the stated cost and believe that no loss will be incurred on its sale.

Current finished goods include consigned inventory in the amounts of approximately $1,605 and $1,289 as of June 30, 2013 and December 31, 2012, respectively. Consigned inventory represents inventory at distributors and other customers where revenue recognition criteria have not yet been achieved.

The following table summarizes the losses incurred on valuation of inventory at lower of cost or market value and write-off of obsolete inventory during the three and six months ended June 30, 2013 and 2012, respectively.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Losses incurred on valuation of inventory and write-off of obsolete inventory	$—	$188	$—	$278

CLEARONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited – Dollars in thousands)

5. Share-based Compensation Expense

Share-based compensation expense has been recorded as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Cost of goods sold	$2	$2	$4	$1
Sales and marketing	19	16	34	30
Research and product development	13	10	24	17
General and administrative	33	32	64	63
	$67	$60	$126	$111

As of June 30, 2013, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, was approximately $681, which will be recognized over a weighted average period of 2.90 years.

During the three and six months ended June 30, 2013, we granted 57,500 and 57,500 stock options, respectively. During the three and six months ended June 30, 2012, we granted 65,000 and 95,000 stock options, respectively. We use judgment in determining the fair value of the share-based payments on the date of grant using an option-pricing model with assumptions regarding a number of highly complex and subjective variables.  These variables include the risk-free interest rate of the awards, the expected life of the awards, the expected volatility over the term of the awards, the expected dividends of the awards, and an estimate of the amount of awards that are expected to be forfeited.  We use the Black-Scholes option pricing model to determine the fair value of share-based payments granted under ASC Topic 718.

In applying the Black-Scholes methodology to the options granted, the Company used the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Risk-free interest rate, average	1.2%	1.2%	1.2%	1.5%
Expected option life, average	6.8 years	7.0 years	6.8 years	7.1 years
Expected price volatility, average	50.1%	51.7%	50.1%	51.6%
Weighted average per share fair value	$4.49	$2.07	$4.49	$2.23

6. Shareholders’ Equity

The following table summarizes the change in shareholders’ equity during the three and six months ended June 30, 2013 and 2012, respectively:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Balance at the beginning of the period	$66,960	$40,193	$66,668	$39,664
Net income during the period	1,045	650	1,775	1,128
Treasury stock purchased	(418)	(92)	(991)	(92)
Stock-based compensation	67	60	126	111
Exercise of stock options	88	81	164	81
Unrealized gain or loss in investments	(87)	—	(87)	—
Balance at end of the period	$67,655	$40,892	$67,655	$40,892

7. Fair Value Measurements

The fair value of the Company's financial instruments reflects the amounts that the Company estimates it will receive in connection with the sale of an asset or pay in connection with the transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value hierarchy prioritizes the use of inputs used in valuation techniques into the following three levels:

Level 1 - Quoted prices in active markets for identical assets and liabilities.
Level 2 - Observable inputs other than quoted prices in active markets for identical assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. This category generally includes U.S. Government and agency securities; municipal securities; mutual funds and securities sold and not yet settled. The Company's marketable securities primarily utilize broker quotes in a non-active market for valuation of these securities.
Level 3 - Unobservable inputs.
For Level 2 securities, the Company uses a third party pricing service which provides documentation on an ongoing basis that includes, among other things, pricing information with respect to reference data, methodology, inputs summarized by asset class, pricing application and corroborative information. The Company reviews, tests and validates this information. The following table sets forth the fair value of the financial instruments re-measured by the Company:

	Level 1	Level 2	Level 3	Total
(In thousands)
June 30, 2013
Corporate bonds and notes	$—	$5,818	$—	$5,818
Municipal bonds	—	3,392	—	3,392

Total	$—	$9,210	$—	$9,210

	Level 1	Level 2	Level 3	Total
(In thousands)
December 31, 2012
Corporate bonds and notes	$—	$—	$—	$—
Municipal bonds	—	—	—	—

Total	$—	$—	$—	$—

8. Income Taxes
The Company's forecasted effective tax rate at June 30, 2013 was 33.3%, a (4.1)% decrease from the 37.4% effective tax rate recorded at December 31, 2012. The forecasted effective tax rate of 33.3% excludes jurisdictions for which no benefit from forecasted current year losses is anticipated. Including losses from such jurisdictions results in a forecasted effective tax rate of 37.2%. Our forecasted effective tax rate could fluctuate significantly on a quarterly basis and could change, to the extent that earnings in countries with tax rates that differ from that of the U.S. from amounts anticipated at June 30, 2013.

After discrete benefit of $272, the effective tax rate for the six months ended June 30, 2013 was 31.6%. The discrete benefit is primarily attributable to the recognition of the U.S. research and development credit for 2012.

9. Subsequent Events

The Company evaluated its consolidated financial statements as of and for the six months ended June 30, 2013 for subsequent events through the date the financial statements were issued. Other than the Utah Supreme Court's denial of Dorsey's petitions for rehearing as described in detail in Part II, Item I, Legal Proceedings, within this Form 10-Q, the Company is not aware of any subsequent event which would require recognition or disclosure in the financial statements.

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

We design, develop, market, and service a comprehensive line of high-quality conferencing products for personal use, as well as traditional tabletop, mid-tier premium and higher-end professional products for both large and small businesses. We occupy the number one global market share position, with a nearly 50% market share in the professional audio conferencing market for our products used by large businesses and organizations such as enterprise, healthcare, education and distance learning, government, legal and finance. Our solutions save organizations time and money by creating a natural environment for collaboration and communication.

We have an established history of product innovation and plan to continue to apply our expertise in audio, video and network engineering to develop and introduce innovative new products and enhance our existing products. Our end-users range from some of the world's largest and most prestigious companies and institutions to small and medium-sized businesses, higher education and government organizations, as well as individual consumers. We sell our commercial products to these end-users primarily through a global network of independent distributors who, in turn, sell our products to dealers, systems integrators and other value-added resellers.

On February 16, 2012, we completed the acquisition of the video conferencing business of Israel-based VCON Video Conferencing, Ltd. (“VCON”). VCON was a pioneer in software-based video conferencing solutions with product offerings that included group video conferencing endpoints, desktop video conferencing endpoints, video conferencing infrastructure solutions and software development kits. This acquisition and the combination of our streaming and digital signage technologies has provided us with complementary technology opportunities allowing us to enter new growth markets. Pursuant to the asset purchase agreement, ClearOne paid $4.6 million in cash to VCON in consideration for all VCON's assets, including intellectual property, fixed assets and inventory, and assumed no debt.

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

Our revenues were $11.7 million and $11.7 million during the three months ended June 30, 2013 and 2012, respectively. The increased revenues from our new products introduced in the last 18 months was offset by decline in revenue from other products. Our gross profit reduced by $229,000 during the three months ended June 30, 2013 compared to the three months ended June 30, 2012.  Net income increased by $395,000 during the three months ended June 30, 2013 compared to the three months ended June 30, 2012, primarily due to lower operating costs and lower tax rates.

Our revenues were $23.0 million and $21.8 million during the six months ended June 30, 2013 and 2012, respectively. The increase in revenue was primarily from our new products introduced in the last 18 months and from our video products.  Our gross profit increased by $662,000 during the six months ended June 30, 2013 compared to the six months ended June 30, 2012. Net income increased by $647,000 during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily due to higher gross profits from higher revenue.

We expect overall growth in revenue from our products, especially video products and new products. However, the prospects of growth and its magnitude in both revenues and profits in the near future will depend on the strength of the global economy and the penetration level of our new products, including products added through acquisitions. We continue to closely monitor the economic situation caused by the US government's budget cuts and global economic events.

A detailed discussion of our results of operations follows below.

ANALYSIS OF RESULTS OF OPERATIONS
Results of Operations for the three and six months ended June 30, 2013, and 2012

The following table sets forth certain items from our unaudited condensed consolidated statements of operations (dollars in thousands) for the three and six months ended June 30, 2013 and 2012, respectively, together with the percentage of total revenue which each such item represents:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three months ended June 30,				Six months ended June 30,
	2013	% of Revenue	2012	% of Revenue	2013	% of Revenue	2012	% of Revenue
Revenue	$11,703	100%	$11,655	100%	$22,996	100%	$21,809	100%
Cost of goods sold	4,839	41%	4,562	39%	9,133	40%	8,608	39%
Gross profit	6,864	59%	7,093	61%	13,863	60%	13,201	61%
Sales and marketing	2,088	18%	2,254	19%	4,356	19%	4,388	20%
Research and product development	1,843	16%	2,029	17%	3,709	16%	4,037	19%
General and administrative	1,437	12%	1,611	14%	3,234	14%	3,091	14%
Proceeds from litigation	—	—%	—	—%	—	—%	(250)	(1)%
Operating income	1,496	13%	1,199	10%	2,564	11%	1,935	9%
Other income (expense), net	47	0%	(5)	0%	33	0%	11	0%
Income before income taxes	1,543	13%	1,194	10%	2,597	11%	1,946	9%
Provision for income taxes	498	4%	544	5%	822	4%	818	4%
Net income	$1,045	9%	$650	6%	$1,775	8%	$1,128	5%

Revenue

Revenue for the three months ended June 30, 2013 ("2013 Q2") was essentially flat compared to revenue for the three months ended June 30, 2012 ("2012 Q2"). The increase in revenue from new products introduced in the last 18 months was offset by a decline in revenue from other products. An overall increase in demand for our products in North America was offset by a decline in demand in Asia and Europe.

Revenue for the six months ended June 30, 2013 ("2013 H1") increased by approximately 5% over the six months ended June 30, 2012 ("2012 H1"). The revenue primarily increased due to the increase in revenue from video products and new products introduced in the last 18 months. The revenue grew across all regions in the world.

The net change in deferred revenue during the three months ended June 30, 2013 and 2012 was a net increase (decrease) of deferred revenue of $108,000 and $(371,000), respectively. The net change in deferred revenue during the six months ended June 30, 2013 and 2012 was a net increase of deferred revenue of $707,000 and $47,000, respectively. See “Critical Accounting Policies and Estimates” under “Revenue and Associated Allowance for Revenue Adjustments and Doubtful Accounts” below for a detailed discussion of deferred revenue.

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

Our gross profit margin (GPM), which is gross profit as a percentage of revenue, was 59% and 61% for 2013 Q2 and 2012 Q2, respectively. The decline in gross margin was due to increase in inventory obsolescence costs and changes in our product mix. Our GPM was 60% and 61% for 2013 H1 and 2012 H1, respectively. The slight decrease in gross margin was due to changes in our product mix.
Operating Expenses
2013 Q2 operating expenses were approximately $5.4 million, compared to 2012 Q2 operating expenses of approximately $5.9 million. 2013 H1 operating expenses were approximately $11.3 million, compared to 2012 H1 operating expenses, excluding litigation proceeds of $250,000, of approximately $11.5 million.

Sales and Marketing (“S&M”) Expenses. S&M expenses include selling, customer service, and marketing expenses, such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

S&M expenses during 2013 Q2 decreased $166,000, or 7%, when compared to 2012 Q2 due to reduced commissions to sales persons and independent representatives and reduction in marketing expenses. S&M expenses during 2013 H1 decreased $32,000, or 1%, when compared to 2012 H1 primarily due to reduced commissions to sales persons and independent representatives and reduction in marketing expenses.

Research and Development (“R&D”) Expenses.  R&D expenses include research and development and product line management, including employee-related costs, outside services, expensed materials and depreciation, and an allocation of overhead expenses.

R&D expenses during 2013 Q2 decreased by $186,000, or 9%, compared to R&D expenses during 2012 Q2. The decrease was mainly due to reduced employee costs and consulting fees, partially offset by an increase in R&D project costs. R&D expenses during 2013 H1 decreased by $328,000, or 8%, compared to R&D expenses during 2012 H1. The decrease was mainly due to reduced employee costs and consulting fees, partially offset by an increase in R&D project costs.

General and Administrative (“G&A”) Expenses. G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs, and corporate administrative costs, including finance, information technology and human resources costs.

G&A expenses during 2013 Q2 decreased by $174,000, or 11%, compared to G&A expenses during 2012 Q2. The decrease was mainly due to reduced legal fees partially offset by increased consulting and accounting fees. G&A expenses during 2013 H1 increased by $143,000, or 5%, compared to G&A expenses during 2012 H1.

During the first part of 2013 H1, we continued to incur high legal expenses due to various legal proceedings explained in detail in our Form 10-K for the year ended December 31, 2012.

Proceeds from Litigation

The litigation proceeds received in 2012 H1 of $250,000 represent the receipt of a settlement of amounts due from a defendant in our litigation related to the “Theft of Intellectual Property and Related Cases” described in detail in Note 8 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2012.

Other income (expense), net

Other income (expense), net, includes interest income, interest expense, and currency gain (loss).

Provision for income taxes

During 2013 Q2, we accrued income taxes at the expected annualized rate of 33.3% as compared to an annualized rate of 37.4% in 2012 Q2. The decrease in the expected annualized rate in 2013 Q2 was primarily due to earnings anticipated in countries that have lower statutory tax rates. In addition, a discrete tax benefit of $272 related to the U.S. research and development credit was recognized in the first half of 2013.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2013, our cash, cash equivalents, and marketable securities were approximately $41.6 million, a decrease of $13.9 million compared to cash and cash equivalents of approximately $55.5 million as of December 31, 2012.

Net cash used in operating activities was $12.8 million in 2013 H1, an increase in outflow of approximately $11.4 million compared to $1.4 million cash used in operating activities in 2012 H1. The increase in outflow was primarily due to payment of income taxes associated with the arbitration settlement proceeds received in 2012, reduction in collections from receivables and reduction in accrued payables partially offset by reduction in payments for inventories and accounts payable.

Net cash used in investing activities in 2013 H1 was approximately $9.8 million, which consisted of purchases of marketable securities of $9.3 million and purchases of equipment of $457,000. Net cash used in investing activities in 2012 H1 consisted of the acquisition of the business of VCON for $4.6 million and $202,000 towards purchases of equipment.

Net cash used in financing activities in 2013 H1 was approximately $583,000, which consisted of the acquisition of outstanding stock totaling $991,000, offset by $408,000 in proceeds received through exercise of stock options. In 2012 H1, net cash used in financing activities was $11,000 which consisted of the acquisition of outstanding stock totaling $92,000, offset by $81,000 in proceeds received through the exercise of stock options.

As of June 30, 2013, our working capital was $49.1 million as compared to $56.5 million as of December 31, 2012.

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

Our significant accounting policies are described in Note 2 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 and Note 1 to the Condensed Consolidated Financial Statements set forth in Part I, Item I herein. We believe the policies described below identify our most critical accounting policies, which are the policies that are both important to the representation of our financial condition and results and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

We provide a right of return on product sales to major distributors under a product rotation program. Under this seldom-used program, once a quarter, a distributor is allowed to return products purchased during the prior quarter for a total value generally not exceeding 15% of the distributor’s net purchases during the preceding quarter. The distributor is, however, required to place a new purchase order for an amount not less than the value of products returned under the stock rotation program. When products are returned, the associated revenue, cost of goods sold, inventory and accounts receivable originally recorded are reversed. When the new order is placed, the revenue, associated cost of goods sold, inventory and accounts receivable are recorded and the product revenue is subject to the deferral analysis described below. In a small number of cases, the distributors are also permitted to return the products for other business reasons.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The amount of deferred cost of goods sold was included in consigned inventory. The following table details the amount of deferred revenue, cost of goods sold, and gross profit as of June 30, 2013 and December 31, 2012:

	As of June 30, 2013	As of December 31, 2012
Deferred revenue	$4,300	$3,593
Deferred cost of goods sold	1,605	1,289
Deferred gross profit	$2,695	$2,304

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

Impairment of Goodwill and Intangible Assets
We allocated the purchase price for the acquisitions of NetStreams in 2009, MagicBox in 2011 and VCON in 2012 on the basis of well-established valuation techniques performed by qualified experts. Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We perform impairment tests of goodwill and intangible assets with indefinite useful lives on an annual basis in the fourth fiscal quarter, or sooner if a triggering event occurs suggesting possible impairment of the values of these assets. In connection with the acquisition of NetStreams, $726,000 and $400,000 were recorded as goodwill and intangible assets with indefinite useful life, respectively. With respect to the MagicBox acquisition, $427,000 and $159,000 were recorded as goodwill and intangible assets with indefinite useful life, respectively. Goodwill of $2.3 million was recorded in connection with the VCON acquisition. There were no impairments recorded in 2013 or 2012 as no impairment indicators existed. However, due to uncertainty in the industrial, technological, and competitive environments in which we operate, we might be required to exit or dispose of the assets acquired through the NetStreams, MagicBox or VCON acquisitions, which could result in an impairment of goodwill and intangible assets.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

believe that recovery is not more likely than not, we establish a valuation allowance against these deferred tax assets. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets.

To the extent we establish a valuation allowance in a period, we must include and expense the allowance within the tax provision in the consolidated statement of operations. In accordance with ASC Topic 740, "Accounting for Income Taxes", we analyzed our valuation allowance at December 31, 2012 and determined that, based upon available evidence, it is more likely than not that certain of our deferred tax assets related to capital loss carryovers and state research and development credits will not be realized and, accordingly, we have recorded a valuation allowance against these deferred tax assets in the amount of $270,000.

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

Share-Based Compensation
In December 2004, the FASB issued guidelines now contained under FASB ASC Topic 718, "Compensation – Stock Compensation". ASC Topic 718 establishes standards of accounting for transactions in which an entity exchanges its equity instruments for goods or services. Primarily, ASC Topic 718 focuses on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

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

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2013 was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective as of June 30, 2013 to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

There was no change in our internal control over financial reporting during the quarter ended June 30, 2013 that materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The following is an update to the status of the legal proceedings and commitments and contingencies reported in our Form 10-K for the year ended December 31, 2012 under Part I, Item 3. Legal Proceedings and Note 8 - Commitments and Contingencies of the Notes to Consolidated Financial Statements (Part II, Item 8), and our Form 10-Q for the period ended March 31, 2013 under Part II, Item I, Legal Proceedings.

Former Officer Indemnification:
Strohm: On April 9, 2013, the Utah Supreme Court issued its Opinion declaring that Strohm's attorney, Dorsey, is not entitled to recover any attorneys' fees or expenses in connection with its civil action against ClearOne but that Dorsey is entitled to recover post-verdict criminal fees incurred in connection with Strohm's sentencing and appeal. On April 23, 2013, Dorsey filed a petition for rehearing with the Utah Supreme Court seeking to recover its attorneys' fees and expenses incurred in obtaining court-ordered indemnification for Strohm. Dorsey has further requested that the Court reverse its public policy ruling that Dorsey is not entitled to attorneys' fees and expenses in connection with its civil action against ClearOne. In early August 2013, the Utah Supreme Court denied Dorsey's petitions for rehearing.

Item 1A.	RISK FACTORS

Not applicable.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The table below summarizes information about our purchases of our equity securities registered pursuant to Section 12 of the Exchange Act of 1934, as amended, during the quarterly period ended June 30, 2013.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Program (in millions)
April 1, 2013 through April 30, 2013	—	$—	—	$9,042,065
May 1, 2013 through May 31, 2013	45,150	$9.23	416,943.15	$8,625,122
June 1, 2013 through June 30, 2013	—	$—	—	$8,625,122
Total	45,150	$9.23	416,943.15
___________________

(1)
In May 2012, our Board of Directors authorized a stock repurchase program.  Under the program, we were originally authorized to repurchase up to $2 million of our outstanding common stock from time to time over the following 12

CLEARONE, INC.

months.  Any stock repurchases may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans.  Rule 10b5-1 permits us to establish, while not in possession of material nonpublic information, prearranged plans to buy stock at a specific price in the future, regardless of any subsequent possession of material nonpublic information. The timing and actual number of shares repurchased will depend on a variety of factors, including market conditions and other factors. The stock repurchase program may be suspended or discontinued at any time without prior notice. On July 30, 2012, the Board of Directors increased the repurchase amount to $3 million from the original $2 million. On February 20, 2013, the Board of Directors increased the repurchase amount to $10 million from $3 million.

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

ClearOne, Inc., (Registrant)

August 7, 2013	By:	/s/ Zeynep Hakimoglu
Zeynep Hakimoglu Chief Executive Officer (Principal Executive Officer)

August 7, 2013	By:	/s/ Narsi Narayanan
Narsi Narayanan Vice President of Finance (Principal Financial and Accounting Officer)