Form 10-Q
period 2013-09-30
CLEARONE INC
filed 2013-11-08
CIK 840715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
or
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 8,983,407 shares issued and outstanding as of November 7, 2013.

CLEARONE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2013

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
CLEARONE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)

	September 30, 2013	December 31, 2012
ASSETS	Unaudited
Current assets:
Cash and cash equivalents	$18,190	$55,509
Marketable securities	2,017	—
Receivables, net of allowance for doubtful accounts of $94 and $60, respectively	8,442	8,388
Inventories, net	12,442	10,873
Deferred income taxes	3,148	3,148
Prepaid expenses and other assets	1,673	1,369
Total current assets	45,912	79,287
Long-term marketable securities	23,359	—
Long-term inventories, net	1,120	1,955
Property and equipment, net	2,006	1,708
Intangibles, net	3,854	4,258
Goodwill	3,472	3,472
Deferred income taxes	1,195	1,195
Other assets	77	64
Total assets	$80,995	$91,939
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,632	$2,302
Accrued liabilities	2,305	2,143
Income taxes payable	—	14,782
Deferred product revenue	4,105	3,593
Total current liabilities	10,042	22,820
Deferred rent	326	422
Other long-term liabilities	2,029	2,029
Total liabilities	12,397	25,271
Shareholders' equity:
Common stock, par value $0.001, 50,000,000 shares authorized, 9,004,901 and 9,163,462 shares issued and outstanding	9	9
Additional paid-in capital	38,955	40,430
Accumulated other comprehensive loss	(33)	—
Retained earnings	29,667	26,229
Total shareholders' equity	68,598	66,668
Total liabilities and shareholders' equity	$80,995	$91,939

See accompanying notes

CLEARONE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue	$12,366	$11,573	$35,362	$33,382
Cost of goods sold	4,921	4,856	14,054	13,464
Gross profit	7,445	6,717	21,308	19,918

Operating expenses:
Sales and marketing	2,220	1,821	6,575	6,209
Research and product development	1,788	1,959	5,497	5,996
General and administrative	1,405	1,470	4,639	4,561
Proceeds from litigation, net	(272)	—	(272)	(250)
Total operating expenses	5,141	5,250	16,439	16,516

Operating income	2,304	1,467	4,869	3,402
Other income (expense), net	85	29	117	40
Income before income taxes	2,389	1,496	4,986	3,442
Provision for income taxes	726	492	1,548	1,310
Net income	$1,663	$1,004	$3,438	$2,132

Basic earnings per common share	$0.18	$0.11	$0.38	$0.23
Diluted earnings per common share	$0.18	$0.11	$0.36	$0.23

Basic weighted average shares outstanding	9,027,764	9,113,713	9,090,903	9,106,455
Diluted weighted average shares outstanding	9,406,941	9,193,574	9,485,808	9,219,161

Comprehensive income:
Net income	$1,663	$1,004	$3,438	$2,132

Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities	55	—	(33)	—

Comprehensive income	$1,718	$1,004	$3,405	$2,132

See accompanying notes

CLEARONE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$3,438	$2,132
Adjustments to reconcile net income to net cash (used in) provided by operations:
Depreciation and amortization expense	979	1,012
Amortization of deferred rent	(77)	(21)
Share-based compensation expense	205	176
Provision for (recoveries of) doubtful accounts, net	61	6
Inventory valuation reserve adjustments	524	278
Tax benefit from the exercise of stock options	(76)	—
Changes in operating assets and liabilities:
Receivables	(115)	784
Inventories	(1,258)	88
Deferred income taxes	—	(11)
Prepaid expenses and other assets	(262)	336
Accounts payable	1,180	(1,403)
Accrued liabilities	143	123
Income taxes payable	(14,782)	(1,155)
Deferred product revenue	512	141
Other long-term liabilities	—	138
Net cash (used in) provided by operating activities	(9,528)	2,624

Cash flows from investing activities:
Purchase of property and equipment	(723)	(260)
Purchase of marketable securities	(25,409)	—
Payment towards business acquisitions	—	(4,632)
Net cash (used in) investing activities	(26,132)	(4,892)

Cash flows from financing activities:
Proceeds from the exercise of stock options	456	301
Tax benefit from the exercise of stock options	76	—
Treasury stock purchased	(2,191)	(384)
Net cash (used in) financing activities	(1,659)	(83)

Net (decrease) in cash and cash equivalents	(37,319)	(2,351)
Cash and cash equivalents at the beginning of the period	55,509	16,683
Cash and cash equivalents at the end of the period	$18,190	$14,332

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$16,987	$1,393
See accompanying notes

	Nine months ended September 30,
	2013	2012
Supplemental disclosure of non-cash activities:
Acquisition of property and equipment through accounts payable	$150	$—

The Company acquired the business of VCON Video Conferencing, Ltd. in February 2012 and recorded the following assets and liabilities:
Inventory	$—	$40
Property and equipment	—	34
Product warranty liability	—	(8)
Proprietary software	—	2,247
Goodwill	—	2,319
Total VCON acquisition cash paid:	$—	$4,632

See accompanying notes

CLEARONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited – Dollars in thousands)

1.	Business Description, Basis of Presentation and Significant Accounting Policies

Business Description:

ClearOne, Inc., together with its subsidiaries (collectively, “ClearOne” or the “Company”), is a global company that designs, develops and sells conferencing, collaboration, streaming and digital signage solutions for audio and visual communications. The performance and simplicity of its advanced comprehensive solutions offer unprecedented levels of functionality, reliability and scalability.

Basis of Presentation:

The fiscal year for ClearOne is the 12 months ending on December 31st.  The consolidated financial statements include the accounts of ClearOne and its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

These accompanying interim condensed consolidated financial statements for the three and nine months ended September 30, 2013 and 2012, respectively, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are not audited. Certain information and footnote disclosures that are usually included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been either condensed or omitted in accordance with SEC rules and regulations. The accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company's financial position as of September 30, 2013 and December 31, 2012, the results of operations for the three and nine months ended September 30, 2013 and 2012, and the statements of cash flows for the nine months ended September 30, 2013 and 2012. The results of operations for the three and nine months ended September 30, 2013 and 2012 are not necessarily indicative of the results for a full-year period.  These interim condensed consolidated financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 25, 2013, as amended on April 30, 2013.

Significant Accounting Policies:

The significant accounting policies were described in Note 2 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. There have been no changes to these policies during the nine months ended September 30, 2013 that are of significance or potential significance to the Company.

Warranty Costs – The Company accrues for warranty costs based on estimated warranty return rates and estimated costs to repair. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty returns, and repair cost. The Company reviews the adequacy of its recorded warranty accrual on a quarterly basis.

The details of changes in the Company’s warranty accrual are as follows:

	September 30, 2013	December 31, 2012
Balance at the beginning of year	$385	$467
Warranty accruals/additions	354	443
Warranty usage	(374)	(525)
Balance at end of period	$365	$385

CLEARONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited – Dollars in thousands)

Earnings Per Share – The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Numerator:
Net income	$1,663	$1,004	$3,438	$2,132
Denominator:
Basic weighted average shares outstanding	9,027,764	9,113,713	9,090,903	9,106,455
Dilutive common stock equivalents using treasury stock method	379,177	79,861	394,905	112,706
Diluted weighted average shares outstanding	9,406,941	9,193,574	9,485,808	9,219,161

Basic earnings per common share	$0.18	$0.11	$0.38	$0.23
Diluted earnings per common share	$0.18	$0.11	$0.36	$0.23

Weighted average options outstanding	1,143,283	1,215,747	1,131,575	1,195,599
Anti-dilutive options not included in the computations	167,845	799,203	157,197	799,203

2. Marketable Securities

The Company has classified its marketable securities as available-for-sale securities. These securities are carried at estimated fair value with unrealized holding gains and losses included in accumulated other comprehensive income/loss in stockholders' equity until realized. Gains and losses on marketable security transactions are reported on the specific-identification method. Dividend and interest income are recognized when earned.
The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at September 30, 2013 and December 31, 2012 were as follows:

(In thousands)	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
September 30, 2013
Available-for-sale securities:
Corporate bonds and notes	$18,712	$34	$(54)	$18,692
Municipal bonds	6,697	13	(26)	6,684

Total available-for-sale securities	$25,409	$47	$(80)	$25,376

(In thousands)	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
December 31, 2012
Available-for-sale securities:
Corporate bonds and notes	$—	$—	$—	$—
Municipal bonds	—	—	—	—

Total available-for-sale securities	$—	$—	$—	$—

Maturities of marketable securities classified as available-for-sale securities were as follows at September 30, 2013:

(In thousands)	Amortized cost	Estimated fair value

Due within one year	$2,022	$2,017
Due after one year through five years	21,344	21,327
Due after five years through ten years	2,043	2,032

Total available-for-sale securities	$25,409	$25,376

3. Intangible Assets

Intangible assets as of September 30, 2013 and December 31, 2012 consisted of the following:

	Estimated useful lives	September 30, 2013	December 31, 2012
Tradename	7 years	$435	$435
Patents and technological know-how	10 years	2,070	2,070
Proprietary software	3 to 15 years	3,120	2,961
In-process research and development	Indefinite	—	159
Other	5 years	49	49
		5,674	5,674
Accumulated amortization		(1,820)	(1,416)
		$3,854	$4,258

The amortization of intangibles with finite lives for the three and nine months ended September 30, 2013 and 2012 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Amortization of intangibles with finite lives	$142	$147	$404	$379

CLEARONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited – Dollars in thousands)

The estimated future amortization expense of intangible assets is as follows:

Years ending December 31,
2013 (remainder)	$144
2014	559
2015	515
2016	478
2017	389
Thereafter	1,769
$3,854

4. Inventories

Inventories, net of reserves, as of September 30, 2013 and December 31, 2012 consisted of the following:

	September 30, 2013	December 31, 2012
Current:
Raw materials	$1,125	$734
Finished goods	11,317	10,139
	$12,442	$10,873
Long-term:
Raw materials	$527	$891
Finished goods	593	1,064
	$1,120	$1,955

Long-term inventory represents inventory held in excess of our current (next 12 months) requirements based on our recent sales and forecasted level of sales. We expect to sell the above inventory, net of reserves, at or above the stated cost and believe that no loss will be incurred on its sale.

Current finished goods include consigned inventory in the amounts of approximately $1,486 and $1,289 as of September 30, 2013 and December 31, 2012, respectively. Consigned inventory represents inventory at distributors and other customers where revenue recognition criteria have not yet been achieved.

The following table summarizes the losses incurred on valuation of inventory at lower of cost or market value and write-off of obsolete inventory during the three and nine months ended September 30, 2013 and 2012, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Losses incurred on valuation of inventory and write-off of obsolete inventory	$256	$—	$524	$278

CLEARONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited – Dollars in thousands)

5. Share-based Compensation Expense

Share-based compensation expense for the three and nine months ended September 30, 2013 and 2012 has been recorded as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Cost of goods sold	$2	$2	$7	$3
Sales and marketing	21	15	55	45
Research and product development	14	9	37	26
General and administrative	42	39	106	102
	$79	$65	$205	$176

As of September 30, 2013, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, was approximately $894, which will be recognized over a weighted average period of 2.76 years.

During the three and nine months ended September 30, 2013, we granted 70,000 and 127,500 stock options, respectively. During the three and nine months ended September 30, 2012, we granted 92,000 and 187,000 stock options, respectively. We use judgment in determining the fair value of the share-based payments on the date of grant using an option-pricing model with assumptions regarding a number of highly complex and subjective variables.  These variables include the risk-free interest rate of the awards, the expected life of the awards, the expected volatility over the term of the awards, the expected dividends of the awards, and an estimate of the amount of awards that are expected to be forfeited.  We use the Black-Scholes option pricing model to determine the fair value of share-based payments granted under ASC Topic 718.

In applying the Black-Scholes methodology to the options granted, the Company used the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Risk-free interest rate, average	2.3%	1.1%	1.8%	1.3%
Expected option life, average	6.7 years	7.3 years	6.8 years	7.2 years
Expected price volatility, average	49.5%	51.1%	49.8%	51.4%
Weighted average per share fair value	$4.28	$2.13	$4.38	$2.19

6. Shareholders’ Equity

The following table summarizes the change in shareholders’ equity during the three and nine months ended September 30, 2013 and 2012, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Balance at the beginning of the period	$67,655	$40,892	$66,668	$39,664
Net income during the period	1,663	1,004	3,438	2,132
Treasury stock purchased	(1,200)	(292)	(2,191)	(384)
Share-based compensation	79	65	205	176
Tax benefit - stock option exercises	55	—	55	—
Exercise of stock options	292	220	456	301
Unrealized gain or loss in investments	54	—	(33)	—
Balance at end of the period	$68,598	$41,889	$68,598	$41,889

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
Level 3 - Unobservable inputs.
For Level 2 securities, the Company uses a third-party pricing service which provides documentation on an ongoing basis that includes, among other things, pricing information with respect to reference data, methodology, inputs summarized by asset class, pricing application and corroborative information. The Company reviews, tests and validates this information. The following table sets forth the fair value of the financial instruments re-measured by the Company as of September 30, 2013 and December 31, 2012:

	Level 1	Level 2	Level 3	Total
(In thousands)
September 30, 2013
Corporate bonds and notes	$—	$18,692	$—	$18,692
Municipal bonds	—	6,684	—	6,684

Total	$—	$25,376	$—	$25,376

	Level 1	Level 2	Level 3	Total
(In thousands)
December 31, 2012
Corporate bonds and notes	$—	$—	$—	$—
Municipal bonds	—	—	—	—

Total	$—	$—	$—	$—

8. Income Taxes
The Company's forecasted effective tax rate at September 30, 2013 was 32.9%, a (4.5)% decrease from the 37.4% effective tax rate recorded at December 31, 2012. The forecasted effective tax rate of 32.9% excludes jurisdictions for which no benefit from forecasted current year losses is anticipated. Including losses from such jurisdictions results in a forecasted effective tax rate of 37.8%. Our forecasted effective tax rate could fluctuate significantly on a quarterly basis and could change to the extent that earnings, in countries with tax rates that differ from that of the U.S., differ from amounts anticipated at September 30, 2013.

After discrete benefit of $417, the effective tax rate for the nine months ended September 30, 2013 was 31.0%. The discrete benefit is primarily attributable to the recognition in 2013 of U.S. research and development credit pertaining to 2012.

9. Subsequent Events

The Company evaluated its consolidated financial statements as of and for the nine months ended September 30, 2013 for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent event which would require recognition or disclosure in the financial statements.

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

Our revenues were $12.4 million and $11.6 million during the three months ended September 30, 2013 and 2012, respectively. The increased revenues from our new professional products introduced in the last 18 months was offset by decline in revenue from other products. Our gross profit increased by $728,000 during the three months ended September 30, 2013 compared to the three months ended September 30, 2012.  Net income increased by $659,000 during the three months ended September 30, 2013 compared to the three months ended September 30, 2012, primarily due to higher gross profit arising out of higher revenue and higher gross profit margin.

Our revenues were $35.4 million and $33.4 million during the nine months ended September 30, 2013 and 2012, respectively. The increase in revenue was primarily due to our new professional products introduced in the last 18 months and from our video products.  Our gross profit increased by $1.4 million during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Net income increased by $1.3 million during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, primarily due to higher gross profits arising out of higher revenue.

We expect overall growth in revenue from our products, especially video products and new professional products introduced in the last 18 months. However, the prospects and extent of growth in both revenues and profits in the near future will depend on the strength of the global economy and the penetration level of our new products, including products added through acquisitions. We continue to closely monitor the economic situation caused by the U.S. government's budget cuts and global economic events.

A detailed discussion of our results of operations follows below.

ANALYSIS OF RESULTS OF OPERATIONS
Results of Operations for the three and nine months ended September 30, 2013 and 2012

The following table sets forth certain items from our unaudited condensed consolidated statements of operations (dollars in thousands) for the three and nine months ended September 30, 2013 and 2012, respectively, together with the percentage of total revenue which each such item represents:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three months ended September 30,				Nine months ended September 30,
	2013	% of Revenue	2012	% of Revenue	2013	% of Revenue	2012	% of Revenue
Revenue	$12,366	100%	$11,573	100%	$35,362	100%	$33,382	100%
Cost of goods sold	4,921	40%	4,856	42%	14,054	40%	13,464	40%
Gross profit	7,445	60%	6,717	58%	21,308	60%	19,918	60%
Sales and marketing	2,220	18%	1,821	16%	6,575	19%	6,209	19%
Research and product development	1,788	14%	1,959	17%	5,497	16%	5,996	18%
General and administrative	1,405	11%	1,470	13%	4,639	13%	4,561	14%
Proceeds from litigation	(272)	(2)%	—	—%	(272)	(1)%	(250)	(1)%
Operating income	2,304	19%	1,467	13%	4,869	14%	3,402	10%
Other income (expense), net	85	1%	29	0%	117	0%	40	0%
Income before income taxes	2,389	19%	1,496	13%	4,986	14%	3,442	10%
Provision for income taxes	726	6%	492	4%	1,548	4%	1,310	4%
Net income	$1,663	13%	$1,004	9%	$3,438	10%	$2,132	6%

Revenue

Revenue for the three months ended September 30, 2013 ("2013 Q3") increased by approximately 7% compared to revenue for the three months ended September 30, 2012 ("2012 Q3"). The increased revenue from new products introduced in the last 18 months was offset by a decline in revenue from other products. An overall increase in demand for our products in North America and Asia Pacific was offset by a decline in demand in Europe.

Revenue for the nine months ended September 30, 2013 increased by approximately 6% over the nine months ended September 30, 2012. The revenue primarily increased primarily due to the increased revenue from video products and new products introduced in the last 18 months. An overall increase in demand for our products in North America and Asia Pacific was offset by a decline in demand in Europe.

The net change in deferred revenue during the three months ended September 30, 2013 and 2012 was a net decrease of deferred revenue of $195,000 and a net increase of $94,000, respectively. The net change in deferred revenue during the nine months ended September 30, 2013 and 2012 was a net increase of deferred revenue of $512,000 and a net increase of $141,000, respectively. See “Critical Accounting Policies and Estimates” under “Revenue and Associated Allowance for Revenue Adjustments and Doubtful Accounts” below for a detailed discussion of deferred revenue.

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

Our gross profit margin (GPM), which is gross profit as a percentage of revenue, was 60% and 58% for the quarters ended September 30, 2013 and September 30, 2012, respectively. The change in gross margin was due to favorable changes in our product mix. Our GPM was 60% and 60% for the nine months ended September 30, 2013 and 2012, respectively.
Operating Expenses
Operating expenses, after excluding litigation proceeds for the quarter ended September 30, 2013, were approximately $5.4 million compared to $5.3 million for the quarter ended September 30, 2012. Operating expenses, after excluding litigation proceeds for the nine months ended September 30, 2013, were approximately $16.7 million compared to $16.8 million for the nine months ended September 30, 2012.

Sales and Marketing (“S&M”) Expenses. S&M expenses include sales, customer service, and marketing expenses, such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and sales expenses.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

S&M expenses during the quarter ended September 30, 2013 increased $399,000, or 22%, when compared to the quarter ended September 30, 2012 due to increased commissions to sales persons and independent representatives. S&M expenses for the nine months ended September 30, 2013 increased $366,000, or 6%, when compared to the nine months ended September 30, 2012 primarily due to increased commissions to sales persons and independent representatives.

Research and Development (“R&D”) Expenses.  R&D expenses include research and development and product line management, including employee-related costs, outside services, expensed materials and depreciation, and an allocation of overhead expenses.

R&D expenses during the quarter ended September 30, 2013 decreased by $171,000, or 9%, compared to R&D expenses during the quarter ended September 30, 2012. The decrease was mainly due to reduced employee costs and consulting fees. R&D expenses for the nine months ended September 30, 2013 decreased by $499,000, or 8%, compared to R&D expenses during the nine months ended September 30, 2012. The decrease was mainly due to reduced employee costs, consulting fees and depreciation charge, partially offset by increased R&D project costs.

General and Administrative (“G&A”) Expenses. G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs, and corporate administrative costs, including finance, information technology and human resources costs.

G&A expenses during the quarter ended September 30, 2013 decreased by $65,000, or 4%, compared to G&A expenses during the quarter ended September 30, 2012. The decrease was mainly due to reduced legal fees and employee costs. G&A expenses during the nine months ended September 30, 2013 increased by $78,000, or 2%, compared to G&A expenses during the nine months ended September 30, 2012. The increase was mainly due to increased accounting and auditing expenses, bad debts allowance and recruitment expenses partially offset by the reduced legal expenses.

During the nine months ended September 30, 2013, we continued to incur high legal expenses due to various legal proceedings explained in detail in our Form 10-K for the year ended December 31, 2012.

Proceeds from Litigation

The litigation proceeds of $272,000 received during the nine months ended September 30, 2013 represent the recovery of money held in escrow related to the VCON acquisition completed in February 2012. The litigation proceeds received during the nine months ended September 30, 2012 represent settlement of amounts due from a defendant in our litigation related to the “Theft of Intellectual Property and Related Cases” described in detail in Note 8 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2012.

Other income (expense), net

Other income (expense), net, includes interest income, interest expense, and currency gain (loss).

Provision for income taxes

During the quarter ended September 30, 2013, we accrued income taxes at the expected annualized rate of 32.9% as compared to an annualized rate of 37.4% used for the accrual made for the quarter ended September 30, 2012. The change in the expected annualized rate was primarily due to earnings anticipated in countries that have lower statutory tax rates. In addition, a discrete tax benefit of $417,000 related to the research and development credit was recognized during the nine months ended September 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2013, our cash, cash equivalents, and marketable securities were approximately $43.6 million, a decrease of $11.9 million compared to cash and cash equivalents of approximately $55.5 million as of December 31, 2012.

Net cash used in operating activities was $9.5 million during the nine months ended September 30, 2013, a decrease of approximately $12.2 million compared to $2.6 million in cash provided by operating activities during the nine months ended September 30, 2012. The decrease in cash flow was primarily due to the payment of income taxes associated with the arbitration settlement proceeds received in 2012, a reduction in collections from receivables, an increase in inventories and an increase in prepaid expenses, partially offset by a reduction in payments for accounts payable.

Net cash used in investing activities during the nine months ended September 30, 2013 was approximately $26.1 million, which consisted of purchases of marketable securities of $25.4 million and purchases of equipment of $723,000. Net cash used in investing activities during the nine months ended September 30, 2012 was approximately $4.9 million, which consisted of the acquisition of the business of VCON for $4.6 million and $260,000 towards purchases of equipment.

Net cash used in financing activities during the nine months ended September 30, 2013 was approximately $1.7 million, which consisted of the acquisition of outstanding stock totaling $2.2 million, offset by $456,000 in proceeds received through exercise of stock options and $76,000 in tax benefits from the exercise of stock options. During the nine months ended September 30, 2012, net cash used in financing activities was $83,000, which consisted of the acquisition of outstanding stock totaling $384,000, offset by $301,000 in proceeds received through the exercise of stock options.

As of September 30, 2013, our working capital was $35.9 million as compared to $56.5 million as of December 31, 2012.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our results of operations and financial position are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We evaluate our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. We believe that the estimates we use are reasonable; however, actual results could differ from those estimates.

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

The amount of deferred cost of goods sold was included in consigned inventory. The following table details the amount of deferred revenue, cost of goods sold, and gross profit as of September 30, 2013 and December 31, 2012:

	As of September 30, 2013	As of December 31, 2012
Deferred revenue	$4,105	$3,593
Deferred cost of goods sold	1,486	1,289
Deferred gross profit	$2,619	$2,304

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

Impairment of Goodwill and Intangible Assets
We allocated the purchase price for the acquisitions of NetStreams in 2009, MagicBox in 2011 and VCON in 2012 on the basis of well-established valuation techniques performed by qualified experts. Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We perform impairment tests of goodwill and intangible assets with indefinite useful lives on an annual basis in the fourth fiscal quarter, or sooner if a triggering event occurs suggesting possible impairment of the values of these assets. In connection with the acquisition of NetStreams, $726,000 and $400,000 were recorded as goodwill and intangible assets, respectively, with indefinite useful lives. With respect to the MagicBox acquisition, $427,000 and $159,000 were recorded as goodwill and intangible assets, respectively, with indefinite useful lives. The intangible assets pertaining to the acquisition have since been designated as finite-lived assets and are being amortized over their remaining useful lives. Goodwill of $2.3 million was recorded in connection with the VCON acquisition. There were no impairments recorded in 2013 or 2012 as no impairment indicators existed. However, due to uncertainty in the industrial, technological, and competitive environments in which we operate, we might be required to exit or dispose of the assets acquired through the NetStreams, MagicBox or VCON acquisitions, which could result in an impairment of goodwill and intangible assets.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

To the extent we establish a valuation allowance in a period, we must include and expense the allowance within the tax provision in the consolidated statement of operations. In accordance with ASC Topic 740, "Accounting for Income Taxes", we analyzed our valuation allowance at December 31, 2012 and determined that, based upon available evidence, it is more likely than not that certain of our deferred tax assets related to capital loss carryovers and state research and development credits will not be realized and, accordingly, we recorded a valuation allowance against these deferred tax assets in the amount of $270,000 at December 31, 2012. However, based on the utilization of state research and development credits on the 2012 state tax returns, which were filed in 2013 Q3, we reduced the valuation allowance to $21,000.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Under ASC Topic 718, we recognize compensation cost net of an anticipated forfeiture rate and recognize the associated compensation cost for those awards expected to vest on a straight-line basis over the requisite service period. We use judgment in determining the fair value of the share-based payments on the date of grant using an option-pricing model with assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the risk-free interest rate of the awards, the expected life of the awards, the expected volatility over the term of the awards, the expected dividends of the awards, and an estimate of the amount of awards that are expected to be forfeited. If assumptions change in the application of ASC Topic 718 and its fair value recognition provisions in future periods, the share-based compensation cost ultimately recorded under the guidelines of ASC Topic 718 may differ significantly from what was recorded in the current period.

CLEARONE, INC.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.	CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2013 was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective as of September 30, 2013 to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

There was no change in our internal control over financial reporting during the quarter ended September 30, 2013 that materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

There were no material updates to the legal proceedings and commitments and contingencies reported in our Form 10-K for the year ended December 31, 2012 under Part I, Item 3. Legal Proceedings and Note 8 - Commitments and Contingencies of the Notes to Consolidated Financial Statements (Part II, Item 8), as updated in our Forms 10-Q for the periods ended March 31, 2013 and June 30, 2013 under Part II, Item I, Legal Proceedings.

Item 1A.	RISK FACTORS

Not applicable.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The table below summarizes information about our purchases of our equity securities registered pursuant to Section 12 of the Exchange Act of 1934, as amended, during the quarterly period ended September 30, 2013.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Dollar Value of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Program (in millions)
July 1, 2013 through July 31, 2013	36,476	$8.20	298,932.85	$8,326,189
August 1, 2013 through August 31, 2013	53,039	8.47	449,366.61	7,876,822
September 1, 2013 through September 30, 2013	54,514	8.28	451,636.01	7,425,186
Total	144,029	$8.33	1,199,935.47	$7,425,186

CLEARONE, INC.

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

ClearOne, Inc., (Registrant)

November 8, 2013	By:	/s/ Zeynep Hakimoglu
Zeynep Hakimoglu Chief Executive Officer (Principal Executive Officer)

November 8, 2013	By:	/s/ Narsi Narayanan
Narsi Narayanan Vice President of Finance (Principal Financial and Accounting Officer)