Form 10-K
period 2013-12-31
CLEARONE INC
filed 2014-03-20
CIK 840715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K
(Mark One)

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2013
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to ___________

Commission file number 001-33660
CLEARONE, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0398877
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

5225 Wiley Post Way, Suite 500, Salt Lake City, Utah	84116
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code)	801-975-7200
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name on each exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act	None

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
The aggregate market value of the shares of voting common stock held by non-affiliates was approximately $51.6 million at June 30, 2013, (the Company's most recently completed second fiscal quarter), based on the $8.51 closing price for the Company’s common stock on the NASDAQ Capital Market on such date. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.
The number of shares of ClearOne common stock outstanding as of March 14, 2014 was 9,309,529.

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

We are a global company that designs, develops and sells conferencing, collaboration, streaming and digital signage solutions for audio/voice and visual communications. The performance and simplicity of our advanced comprehensive solutions enhance the quality of life and offer unprecedented levels of functionality, reliability and scalability.

We design, develop, market, and service a comprehensive line of high-quality conferencing products for personal use, as well as traditional tabletop, mid-tier premium and higher-end professional products for large, medium and small businesses. We occupy the number one global market share position, with nearly 50% market share in the professional audio conferencing market for our products used by large businesses and organizations such as enterprise, healthcare, education and distance learning, government, legal and finance. Our solutions save organizations time and money by creating a natural environment for collaboration and communication.

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

| 1 |

ITEM 1 - BUSINESS

Acquisitions

On February 16, 2012, we completed the acquisition of the video conferencing business of Israel-based VCON Video Conferencing, Ltd. (“VCON”). VCON was a pioneer in software based video conferencing solutions with product offerings that include group video conferencing endpoints, desktop video conferencing endpoints, video conferencing infrastructure solutions and software development kits. This acquisition and the combination of our streaming and digital signage technologies has provided us with complementary technology opportunities allowing us to enter new growth markets. Pursuant to the asset purchase agreement, ClearOne paid consideration of $4.6 million in cash to VCON for all the assets, including intellectual property, fixed assets and inventory, and assumed no debt.

On January 7, 2014, we entered into an agreement to acquire Spontania from Spain-based Dialcom Networks, S.L. in an all-cash deal for €3.65 million (approximately US $5.0 million). Spontania is a software-based cloud collaboration solution which combines the benefits of video conferencing and web conferencing into an enterprise solution that can scale to tens of thousands of users. The addition of Spontania is expected to make ClearOne the only company offering an entirely software-based video conferencing product line that provides on-premise and cloud-based Software-as-a-Service (SaaS) and Platform-as-a-Service (PaaS) solutions and is expected to complement ClearOne’s existing premise-based, enterprise video conferencing offering, COLLABORATE ®, obtained from the VCON acquisition.

ClearOne plans to fund the acquisition of substantially all of the assets of the Spontania business with available cash and will not assume any debt or cash. The acquisition is expected to close by the end of the first quarter of 2014, subject to customary closing conditions, including applicable regulatory approvals.

On March 7, 2014, we completed the acquisition of Sabine, Inc. which will provide the company with reliable and exclusive access to the wireless microphones that are a critical component of ClearOne’s complete microphone portfolio. Under the terms of the transaction, ClearOne paid approximately $7.20 million in cash and approximately $1.50 million in ClearOne shares. In addition, ClearOne paid off Sabine debt of $1.25 million and may be required to make earn-out payments over the next three years based on achievement of certain performance criteria.  ClearOne expects to maintain Sabine operations at its current headquarters in Alachua, Florida.

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

STRATEGY

We currently participate in the following markets:

•	Professional audio visual, including audio conferencing and video conferencing and collaboration;

•	Professional microphones;

•	Unified communications, including telephony;

•	Multimedia streaming and control; and

•	Digital signage.

Our business goals are to:

•	Maintain our leading global market share in professional audio conferencing products for large businesses and organizations;

| 2 |

ITEM 1 - BUSINESS

•	Leverage the video conferencing & collaboration, streaming and digital signage technologies we recently acquired to enter new growth markets;

•	Focus on the small and medium business (SMB) market with scaled, lower cost and less complex products and solutions;

•	Capitalize on the growing adoption of unified communications and introduce new products through emerging information technology channels;

•
Capitalize on emerging market opportunities as audio visual, information technology, unified communications and traditional digital signage converge to meet enterprise and commercial multimedia needs; and

•	Expand and strengthen our sales channels.

We will continue to focus on our core strengths, which include the following:

•	Providing a superior conferencing and collaboration experience;

•	Significantly impacting multimedia distribution and control;

•	Offering greater value to our customers and partners;

•	Leveraging and extending ClearOne technology, leadership and innovation;

•	Leveraging our strong domestic and international channels to distribute new products; and

•	Strengthening existing customer and partner relationships through dedicated support.

PRODUCTS

Our products can be broadly categorized into the following:

•	Professional audio communication products;

•	Unified communications audio end points; and

•	Visual communication products.

PROFESSIONAL AUDIO COMMUNICATION PRODUCTS
Our full range of professional audio communication products includes (i) professional conferencing and sound-reinforcement products used in enterprise, healthcare, education and distance learning, government, legal and finance organizations, (ii) mid-tier premium conferencing products for smaller rooms and small and medium businesses which interface with video and web conferencing systems, and (iii) professional microphones used in various applications.

Our professional audio communication products contributed 73% and 70% of our consolidated revenue in 2013 and 2012, respectively.

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

| 3 |

ITEM 1 - BUSINESS

Our flagship Converge Pro product line leads our professionally installed audio products line. The Converge Pro product line includes the Converge Pro 880, Converge Pro 880T, Converge Pro 880TA, Converge Pro 840T, Converge Pro 8i, Converge Pro TH20 and Converge Pro VH20, and Converge SR product line including Converge SR1212 and SR1212A which together offer various levels of integration and features to allow a commercial system integrator to optimize a system to fit diverse conferencing applications and environments.

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

Professional Microphones

The ClearOne Beamforming Microphone Array is the Pro-Audio industry’s first professional-grade microphone array with beamforming and adaptive steering technology and ClearOne’s next-generation Acoustic Echo Cancellation. The ultra-sleek design fits into any conferencing environment and delivers the clearest audio pickup available. The 24 microphone element industry-leading Beamforming Microphone Array has focused acoustic beams, digital signal processing, adaptive steering, and acoustic echo canceling to produce the clearest and most intelligible conferencing sound possible. ClearOne began shipping the Beamforming Microphone Array in March 2013.

ClearOne also introduced WS800 Wireless Microphone Systems, including four new models of wireless microphones/transmitters (Tabletop/boundary, Gooseneck, Handheld, Bodypack) and a base-station receiver with either 4 or 8 channels, which connect to professional audio mixers. The wireless system combines ease-of-use with the most reliable security and power. ClearOne began shipping the WS800 Wireless Microphone Systems in January 2013.

The ClearOne Ceiling Microphone Array enhances almost any professional conferencing application which demands high-quality audio. The Ceiling Microphone Array is easily installed and combines affordability with exceptional audio quality. With three wide-range microphones mounted together into a single unit array, the Ceiling Microphone Array provides the rich sound of three individual unidirectional microphones while maintaining full 360-degree coverage.

UNIFIED COMMUNICATIONS AUDIO END POINTS
Our unified communications audio end points include (i) traditional tabletop conferencing phones used in conference rooms and offices and (ii) affordable personal conferencing products that can be used with PCs, laptops, tablets, smartphones, and other portable devices. Our unified communications audio end points contributed approximately 19% and 22% of our consolidated revenue in 2013 and 2012, respectively.

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

| 4 |

ITEM 1 - BUSINESS

wide variety of applications and devices (fixed or portable) for greatly enhanced collaboration wherever and whenever needed. CHAT speaker phones are offered as personal speakerphones and group speakerphones.

CHAT personal speakerphones are approximately the size of a deck of cards, and connect to PCs and MACs, laptops, tablets, enterprise handsets, smartphones, cell phones, and MP3 players for rich, clear, hands-free audio and playback. CHAT group speakerphones are designed for small group use. These can also connect many of the same devices and applications as the CHAT personal speakerphones, but feature three microphones in larger design for use by a larger number of participants. CHAT group speakerphones have the ability to add high-quality, full-duplex speakerphones to user enterprise telephone handsets such as Avaya and Cisco. CHAT group speakerphones make it possible to introduce rich, crystal clear conferencing capability without the need for introducing a separate traditional conference phone. CHATAttach® is comprised of two CHAT group speakerphones which can be daisy-chained together to function as a single conferencing system.

CHAT USB headsets for unified communications combine the comfort, durability and legacy audio quality for which ClearOne is renowned. These affordable USB headsets incorporate advanced microphone noise-canceling technology and acoustic shock protection technologies.

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

COLLABORATE Infrastructure is for customers who desire an on-premise infrastructure solution. ClearOne offers a single-unit infrastructure server that will serve the needs of both the small to mid-sized businesses and enterprise customers hoping to expand locations.  The heavy burden of adding video collaboration pervasively has always been the cost of expensive infrastructure solutions.  ClearOne’s single-unit solution provides the infrastructure component at a low price, including directory services, firewall traversal, MCU, H.323 gatekeeper, SIP registrar, license server, call control, and a full management system.
COLLABORATE Desktop is a versatile application for any PC or laptop user in organizations of any size. Available with up to 1080p resolution, the COLLABORATE Desktop offers multiple media transmitting capabilities for video, audio and data. Using ClearOne's DualStream™ technology, the application has the ability to send and receive video and data streams simultaneously with its additional streaming capability, ClearOne's Simulcast™ allows COLLABORATE Desktop users to chair or participate in corporate broadcasts.
COLLABORATE Room is a best-in-class video conferencing and collaboration solution offering a price-point and feature set vastly superior to that of competing room conferencing solutions. Designed for small and medium businesses and corporate meeting rooms, the COLLABORATE Room features software-based and server-less embedded multipoint (up to 9-way) video conferencing, SIP/H.323 bridging interoperability, built-in recording and streaming, built-in remote content and data sharing, and interactive multicast.

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

| 5 |

ITEM 1 - BUSINESS

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

MagicBox Digital Signage Products
We make digital signage and video messaging systems with an emphasis on ease of use and flexibility with hardware and software applications. Our Aavelin-branded media players come with different hardware configurations for Digital Signage applications. By using the Composer Desktop software application or WebSuite application through Software as a Service (SaaS) or Entry Level Server (ELS) with Aavelin media players, the contents can be managed, scheduled and published to one or many media players to display on screens. Our RoomRoster-branded room information solution is a combination of display and data wrapped in one design. It consists of the room sign and database integration used to display room schedules and other information in real-time.

MARKETING AND SALES

We primarily use a two-tier channel model through which we sell our commercial products to a worldwide network of independent audiovisual, information technology and telecommunications distributors, who then sell our products to independent systems integrators, dealers, and value-added resellers, who in turn work directly with the end-users of our products for product fulfillment and installation, if needed. Our products are also specified and recommended by professional audio-video consultants. We also sell our commercial products directly to certain dealers, systems integrators, value-added resellers, and end-users. We sell our residential products through a global network of residential electronics dealers, system integrators, and other value-added resellers.

During the year ended December 31, 2013, approximately $32.3 million, or 65% of our total product sales, were generated in the United States and product sales of approximately $17.3 million, or 35% of our total product sales, were generated outside the United States. Revenue from product sales to customers in the United States was approximately $30.3 million, or 65% of total product sales and revenue from products outside of the United States was approximately $16.1 million and accounted for approximately 35% of our total product sales for the year ended December 31, 2012. We sell directly to our distributors, resellers and end-users in approximately 70 countries worldwide. We anticipate that the portion of our total product revenue from international sales will continue to be a significant portion of our total revenue as we further enhance our focus on developing new products, establishing new channel partners, strengthening our presence in key growth areas, complying with regional environmental regulatory standards, and improving product localization with country-specific product documentation and marketing materials.

Distributors, Resellers and Independent Integrators
We sold our products directly to approximately 520 distributors and direct resellers throughout the world during 2013. Distributors and resellers purchase our products at a discount from list price and resell them worldwide to hundreds of independent system integrators, telephony value-added resellers, IT value-added resellers, and PC dealers on a non-exclusive basis. Our distributors maintain their own inventory and accounts receivable and are required to provide technical and non-technical support for our products to the next level of distribution participants. We work with our distributors and resellers to establish appropriate inventory stocking levels. We also work with our distributors and resellers to maintain relationships with our existing systems integrators, dealers, and other value-added resellers.

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

Marketing

| 6 |

ITEM 1 - BUSINESS

Much of our marketing effort is conducted in conjunction with our channel partners who provide leverage for us in reaching existing and prospective customers worldwide. We also regularly attend industry forums and exhibit our products at multiple regional and international trade shows, often with our channel partners. These trade shows provide exposure for our brand and products to a wide audience. We market our ClearOne-branded commercial products on our website www.clearone.com and our MagicBox branded digital signage products on our website www.magicboxinc.com. We also conduct public relations initiatives to get press coverage and product reviews in industry and non-industry publications alike.

Customers

We do not get any reports from our distributors and resellers that identify our end-users. As a result, we do not know whether any end-user accounted for more than 10 percent of our total revenue during any of the periods reported in this Annual Report. However, revenues included sales to Starin Marketing, which represented approximately 18.2% of consolidated revenue, and VSO Marketing, which represented approximately 10.8% of consolidated revenue during the year ended December 31, 2013. During the year ended December 31, 2012, revenues included sales to Starin Marketing, which represented 17.5% of our consolidated revenue during that period. As discussed above, distributors facilitate product sales to a large number of independent systems integrators, dealers, and value-added resellers, and subsequently to their end-users. The loss of one or more distributors could reduce revenue and have a material adverse effect on our business and results of operations. Our shipped orders on which we had not recognized revenue were $4.2 million and $3.6 million as of December 31, 2013 and 2012, respectively. As of December 31, 2013, we had a backlog of un-shipped orders of approximately $473 thousand.

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
In the professional audio conferencing system and sound reinforcement markets, our main competitors include Biamp, Crestron, Extron, Harman/BSS, Lectrosonics, Peavey, Phoenix, Polycom, Shure and Vaddio and their original equipment manufacturing (OEM) partners, along with several other companies potentially poised to enter the market. We occupy the number one position in the global professional audio conferencing market with nearly 50% of the global market share. In the traditional tabletop conferencing market, we face significant competition from Avaya (Konftel), Phoenix, and Polycom, and especially from their OEM partnerships. A significant portion of the tabletop market is covered by sales through OEM partnerships. While we believe MAX products have unique features and superior quality, our limited OEM partnerships and pricing pressures from higher volume competitors limit our ability to expand our existing share of this market. In the professional microphones market, our primary competitors include Audio-technica, Audix, Polycom, Revolabs, Sennheiser, Shure, and their OEM partners. Our primary competitors in the personal conferencing market are GN Netcom (Jabra), Phoenix Audio, Plantronics, Polycom, Yamaha and their OEM partners. Our video conferencing products face tremendous competition from well established players, including Avaya (Radvision), CISCO, Logitech (Lifesize), Polycom and Vidyo. We believe the

| 7 |

ITEM 1 - BUSINESS

migration of video conferencing from hardware-based codecs to software-based codecs provides an opportunity for us to differentiate our products and win market share. Our commercial streaming products face intense competition from a few well-established corporations of diversified capabilities and strengths, including AMX, BiAmp, Crestron, Extron, and Haivision. We believe that our pioneering and patented StreamNet technology delivers superior audio and video streaming performance and flexibility and provides us with a competitive edge over other industry players. In digital signage, our primary competitors include Scala, Tightrope and Visix.

Regulatory Environment

Regulations regarding product safety, product operational agency compliance, the materials used in manufacturing, the process of disposing of electronic equipment and the efficient use of energy may require extensive lead-time to obtain regulatory approvals of new products in both domestic and international markets. Such regulations may impact our ability to expand our sales in a timely and cost-effective manner and, as a result, our business could be harmed.

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

Research and Product Development

We are committed to research and product development and view our continued investment in research and product development as a key ingredient to our long-term business success. Our research and product development expenditures were approximately $7.6 million during the year ended December 31, 2013 and $8.3 million during the year ended December 31, 2012.

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

| 8 |

ITEM 1 - BUSINESS

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

Employees

As of December 31, 2013, we had 141 full-time employees. Of these employees, 91 were located in our Salt Lake City locations, 30 in other U.S. locations, and 20 in locations outside the U.S. None of our employees are subject to a collective bargaining agreement and we believe our relationship with our employees is good. We also hire contractors with specific skill sets to meet our operational needs.

| 9 |

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
The markets for our products and services are characterized by intense competition, pricing pressures and rapid technological change. Our competitive landscape continues to rapidly evolve, in particular with respect to our video-related services and products, as we move into new markets for video collaboration such as mobile, social and cloud-delivered video. We compete with businesses having substantially greater financial, research and product development, manufacturing, marketing, and other resources than we do. If we are not able to continually design, manufacture, and successfully introduce new or enhanced products or services that are comparable or superior to those provided by our competitors and at comparable or better prices, we could experience pricing pressures and reduced sales, gross profit margins, profits, and market share, each of which could have a materially adverse effect on our business.

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

| 10 |

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
We defer recognition of revenue from product sales to distributors until the return privilege has expired, which approximates when product is sold-through to customers of our distributors. At each quarter-end, we evaluate the inventory in the channel through information provided by our distributors. We use this information to determine the amount of inventory in the channel, and the appropriate revenue and cost of goods sold associated with those channel products. We cannot guarantee that the third party data as reported will be accurate. We sample test the inventory of a limited number of distributors on an annual basis, most recently in the fourth quarter of 2013, to gain a comfort level of inventory levels reported, however, inventory levels could contain inaccuracies for items we do not sample.

We depend on an outsourced manufacturing strategy, and any disruption in outsourced services could negatively impact our product availability and revenues.
We outsource the manufacturing of all of our products to electronics manufacturing services ("EMS") providers located in both the U.S. and Asia. If any of these EMS providers experience (i) difficulties in obtaining sufficient supplies of components, (ii) component prices significantly exceeding anticipated costs, (iii) an interruption in their operations, or (iv) otherwise suffers capacity constraints, we could experience a delay in production and shipping of these products, which would have a negative impact on our revenue. Should there be any disruption in services due to natural disaster, such as the natural disaster in Japan in 2011, economic or political difficulties, transportation restrictions, acts of terror, quarantines or other restrictions associated with infectious diseases, or other similar events, or any other reason, such disruption could have a material adverse effect on our business. Operating in the international outsourcing environment exposes us to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, and potentially adverse tax consequences, which could materially affect our results of operations. Currently, we have no second source of manufacturing for a portion of our products.

| 11 |

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
Adverse economic conditions worldwide have contributed to slowdowns in the communications industry and have caused a negative impact on the specific segments and markets in which we operate. Adverse changes in general global economic conditions can result in reductions in capital expenditures by end-user customers for our products, longer sales cycles, the deferral or delay of purchase commitments for our products and increased competition. These factors have adversely impacted our operating results in prior periods and could also impact us again in the future. Global economic concerns, such as the varying pace of global economic recovery, European and domestic debt and budget issues, the slowdown in China and India’s economic growth and international currency fluctuations, may continue to create uncertainty and unpredictability in the global and national economy. A global economic downturn would negatively impact technology spending for our products and services and could materially adversely affect our business, operating results and financial condition. Further, global economic conditions may result in a tightening in the credit markets, low liquidity levels in many financial markets, decrease in customer demand and ability to pay obligations, and extreme volatility in credit, equity, foreign currency and fixed income markets.

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

| 12 |

ITEM 1A - RISK FACTORS

Difficulties in integrating past or future acquisitions could adversely affect our business.
We acquired NetStreams, a pioneer in digital media networks based on Internet Protocol (TCP/IP), in November 2009 and MagicBox, a leading provider of digital signage services, in September 2011. In addition, we acquired substantially all of the assets of VCON Video Conferencing, Ltd, a high-performance, end-to-end, software video conferencing solutions company in Israel, in February 2012. In January 2014, we entered into an agreement to acquire Spontania, from Spain-based Dialcom Networks, S.L., which is a software-based cloud collaboration solution. The efficient and effective integration of these businesses into our organization is important to our growth. On March 7, 2014, we completed the acquisition of Sabine, Inc. which will provide the company with reliable and exclusive access to the wireless microphones that are a critical component of ClearOne’s complete microphone portfolio. Under the terms of the transaction, ClearOne paid approximately $7.20 million in cash and approximately $1.50 million in ClearOne shares. In addition, ClearOne paid off Sabine debt of $1.25 million and may be required to make earn-out payments over the next three years, based on achievement of certain performance criteria.  ClearOne expects to maintain Sabine operations at its current headquarters in Alachua, Florida.

Any acquisition involves numerous risks and challenges, including difficulties and time involved in integrating the operations, technologies and products of the acquired companies, entering new business or product lines, the diversion of our management's attention from other business concerns, geographic dispersion of operations, generating market demand for expanded product lines and the potential loss of key customers or employees of an acquired company. Failure to achieve the anticipated benefits of these and any future acquisitions or to successfully integrate the operations of these or any other companies or assets we acquire, could also harm our business, results of operations and cash flows. Additionally, we cannot assure you that we will not incur material charges in future periods to reflect additional costs associated with these acquisitions or any future acquisitions we may make.

Conditions in Israel and the Middle East may affect the operations of our subsidiary in Israel.
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

Recent social unrest in various countries in the Middle East have led to severe political instability in those countries. This continuing instability may lead to deterioration of the political and trade relationships that exist between the State of Israel and these countries. In addition, this instability may affect the economy in the Middle East as well as the global economy and marketplace. Any armed conflicts or political instability in the region, including acts of terrorism or any other hostilities involving or threatening Israel, would likely negatively affect business conditions and could make it more difficult for us to conduct our operations in Israel, which could increase our costs and adversely affect our financial results.

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

| 13 |

ITEM 1A - RISK FACTORS

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

| 14 |

ITEM 1A - RISK FACTORS

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
We are a U.S. based company subject to tax in U.S. and foreign tax jurisdictions. Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates, which are difficult to predict, could be unfavorably affected by changes in, or interpretation of, tax rules and regulations in the jurisdictions in which we do business, by unanticipated decreases in the amount of revenue or earnings in countries with low statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, or by lapses of the availability of the U.S. research and development tax credit, which occurred for 2012 but was reinstated on January 2, 2013 as part of the “American Taxpayer Relief Act of 2012.” The law provided for an extension of the federal research credit retroactive for 2012 but expired December 31, 2013. Further, the accounting for stock compensation expense in accordance with ASC 718 and uncertain tax positions in accordance with ASC 740 could result in more unpredictability and variability to our future effective tax rates.

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

| 15 |

ITEM 1A - RISK FACTORS

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
As of December 31, 2013, we had outstanding options to acquire approximately 1.1 million shares of our common stock at a weighted average exercise price of $5.15 per share. An additional 259,154 shares remain available for grant under our 2007 Equity Incentive Plan. During the terms of these options, the holders thereof will have the opportunity to profit from an increase in the market price of the common stock. The existence of these options may adversely affect the terms on which we can obtain additional financing, and the holders of these options can be expected to exercise such options at a time when we, in all likelihood, would be able to obtain additional capital by offering shares of our common stock on terms more favorable to us than those provided by the exercise of these options.

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

| 16 |

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We currently occupy a 31,000 square-foot facility in Salt Lake City, Utah under the terms of an operating lease expiring in May 2016 which supports our principal administrative, sales, marketing, customer support, and research and product development activities.

We occupy a 40,000 square-foot warehouse in Salt Lake City, Utah under the terms of an operating lease expiring in December 2017, which serves as our primary inventory fulfillment and repair center. This facility also serves as our assembly workshop for digital signage products. Our earlier lease for a 24,000 square-foot warehouse in Salt Lake City, Utah terminated in January 2012.

We leased approximately 5,600 square-feet of warehouse space in Hong Kong to support our partners and customers located in the Asia-Pacific region. This operating lease expired in February 2014 and has not been renewed. Our earlier leases for smaller Hong Kong warehouses totaling 3,700 square-feet expired in February 2012.

We occupy a 11,100 square-foot facility in Austin, Texas under the terms of an operating lease expiring in August 2016, which serves as an additional facility to support our administrative, sales, marketing, customer support, and research and development activities. Our earlier lease for a 9,400 square-foot office space in Austin, Texas expired in May 2012.

During the year ended December 31, 2013, we leased two facilities in Israel - a 4,700 square-foot office facility in Hod Hasharon to primarily support our research and development activities and a 1,000 square-foot warehouse in Tzur Yigal. The Hod Hasharon lease expired in December 2013 and was renewed for an additional 24-month period. Upon expiration, we will have the option to extend the lease for two to four additional years. The Tzur Yigal lease expired in August 2013 and was not renewed.

We also occupy a 310 square-foot office space in Corvallis, Oregon under a lease that will expire in July 2014 to support our digital signage business operations and research and development facilities.

We entered into a new lease agreement in March 2014 for a manufacturing and office facility in Alachua, Floria measuring approximately 46,000 square feet for a period of two years with an option to extend the lease by two more years. The Alachua facility will be used primarily to manufacture our wireless microphone products and to support this business.

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

| 17 |

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Our common stock has traded on the NASDAQ Capital Market under the symbol CLRO since August 14, 2007. The following table sets forth high and low sale prices (or high and low bid quotations) of our common stock for each fiscal quarter indicated as reported on the NASDAQ Capital Market.

	Year ended December 31,
	2013		2012
	High	Low	High	Low
Q1 - Jan 1 to Mar 31	$8.95	$4.03	$5.20	$4.14
Q2 - Apr 1 to Jun 30	9.81	8.00	4.72	3.70
Q3 - Jul 1 to Sep 30	8.74	7.38	4.26	3.70
Q4 - Oct 1 to Dec 31	9.69	8.02	4.76	3.76

On March 14, 2014, the closing price for our common stock as reported on the NASDAQ Capital Market was $11.25.

Shareholders
As of March 14, 2014, there were 9,309,529 shares of our common stock issued and outstanding and held by approximately 347 shareholders of record. This number includes each broker dealer and clearing corporation that holds shares for customers as a single shareholder.

Dividends
We have not paid a cash dividend on our common stock and do not anticipate doing so in the foreseeable future. We intend to retain earnings to fund future working capital requirements, infrastructure needs, growth, product development, and our stock repurchase program.

Issuer Purchases of Equity Securities
The table below summarizes information about our purchases of our equity securities registered pursuant to Section 12 of the Exchange Act of 1934, as amended, during the quarterly period ended December 31, 2013.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Dollar Value of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Program (in dollars)
October 1, 2013 through October 31, 2013	27,071	$8.39	$227,001	$7,198,185
November 1, 2013 through November 30, 2013	—	—	—	7,198,185
December 1, 2013 through December 31, 2013	—	—	—	7,198,185
Total	27,071	$8.39	$227,001	$7,198,185

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

| 18 |

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

The following table sets forth information as of December 31, 2013 with respect to compensation plans under which equity securities of ClearOne are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	1,111,274	$5.15	259,154
Equity compensation plans not approved by shareholders	—	—	—
Total	1,111,274	$5.15	259,154

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

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

OVERVIEW

Throughout this discussion, we compare results of operations for the year ended December 31, 2013 ("2013") to the year ended December 31, 2012 (“2012” or "the comparable period").

We continued in our path of growth recording our fourth consecutive year of revenue growth. Except for the second quarter, which had a small revenue growth, all quarters in 2013 recorded impressive growths in revenue and profitability.
On February 16, 2012, we completed the acquisition of the video conferencing business of Israel-based VCON Video Conferencing, Ltd. (“VCON”). VCON was a pioneer in software-based video conferencing solutions with product offerings that included group video conferencing endpoints, desktop video conferencing endpoints, video conferencing infrastructure solutions and software development kits. This acquisition and the combination of streaming and digital signage technologies have provided us with complementary technology opportunities allowing us to enter new growth markets. Pursuant to the asset purchase agreement, ClearOne paid consideration of $4.6 million in cash to VCON for all VCON's assets, including intellectual property, fixed assets and inventory, and assumed no debt.

| 19 |

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On January 7, 2014, we entered into an agreement to acquire Spontania from Spain-based Dialcom Networks, S.L. in an all-cash deal for €3.65 million (approximately US $5.0 million). Spontania is a software-based cloud collaboration solution which combines the benefits of video conferencing and web conferencing into a unique, effective and powerful enterprise solution that can scale to tens of thousands of users.
The addition of Spontania is expected to make ClearOne the only company offering an entirely software-based video conferencing product line that provides on-premise and cloud-based Software-as-a-Service (SaaS) and Platform-as-a-Service (PaaS) solutions, and is expected to complement ClearOne’s existing premise-based, enterprise video conferencing offering, COLLABORATE ®, obtained from the VCON acquisition.
ClearOne plans to fund the acquisition of substantially all of the assets of the Spontania business with available cash and will not assume any debt or cash. The acquisition is expected to close by the end of the first quarter of 2014, subject to customary closing conditions, including applicable regulatory approvals.

On March 7, 2014, we completed the acquisition of Sabine, Inc., which will provide the company with reliable and exclusive access to the wireless microphones that are a critical component of ClearOne’s complete microphone portfolio. Under the terms of the transaction, ClearOne paid approximately $7.20 million in cash and approximately $1.50 million in ClearOne shares. In addition, ClearOne paid off Sabine debt of $1.25 million and may be required to make earn-out payments over the next three years, based on achievement of certain performance criteria.  ClearOne expects to maintain Sabine operations at its current headquarters in Alachua, Florida.

Overall revenue increased in 2013 due to significant growth in revenue from professional audio conferencing products. Revenue from unified communications products and video products declined during the year. Our gross profit during 2013 increased at a higher rate than the increase in our revenue. Net income decreased to $5.2 million from $26.6 million in 2012. Net income in 2013 declined primarily as a result of reduction in litigation proceeds from $38.5 million in 2012 to $639 thousand in 2013. Without considering litigation proceeds, net income before taxes would be $7.1 million in 2013 and $4.1 million in 2012.
We derive a major portion (approximately 69%) of our revenue from the Americas, which include North America and Latin America. Our share of revenue from foreign markets outside the Americas was slightly lower in 2013 when compared to 2012.
The audio visual products market is characterized by intense competition and rapidly evolving technology. Our competitors vary within each product category. Our professional audio communication products, which contribute the most to our revenue, continues to perform strongly largely due to professional conferencing and professional microphone products. Despite our strong leadership position in the professional audio communications products market, we face challenges to revenue growth due to limited size of the market and pricing pressures from new competitors. Continuing popularity of mid-tier premium conferencing products within the product mix in opposition to higher cost professional conferencing products also poses a challenge to our revenue growth.
We expect the acquisition of Sabine in March 2014 will further drive our growth in revenue from professional microphone products. As professional microphones complement our professional conferencing products, we expect this acquisition to drive our overall revenue growth. We continue to focus on deepening and expanding our partnerships with large IT distributors to increase our penetration of the unified communications audio end points market through . We believe we are also well positioned to capitalize on the continuing migration away from the traditional hardware based video conferencing to software based video conferencing.
We believe that we will continue our progress if current economic conditions continue or improve. Even though our cash position continues to be strong, our announced acquisitions will increase our operating costs. We will continue to exercise fiscal discipline and balance the need to invest in the growth of our product offerings against the need to maintain the profitability of the company.

| 20 |

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCUSSION OF RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2013 COMPARED TO YEAR ENDED DECEMBER 31, 2012

The following table sets forth certain items from our consolidated statements of operations for the years ended December 31, 2013 and 2012, together with the percentage of total revenue which each item represents.

	Year ended December 31,				Variance
	2013		2012		Favorable (Unfavorable)
	Amount (in thousands)	% of Revenue	Amount (in thousands)	% of Revenue	Amount (in thousands)%
Revenue	$49,592	100.0%	$46,417	100.0%	$3,175	6.8%
Cost of goods sold	19,735	39.8%	19,089	41.1%	(646)	(3.4)%
Gross profit	29,857	60.2%	27,328	58.9%	2,529	9.3%
Sales and marketing	8,896	17.9%	8,112	17.5%	(784)	(9.7)%
Research and product development	7,562	15.2%	8,261	17.8%	699	8.5%
General and administrative	6,416	12.9%	6,934	14.9%	518	7.5%
Proceeds from litigation	(639)	(1.3)%	(38,500)	(82.9)%	(37,861)	(98.3)%
Operating income	7,622	15.4%	42,521	91.6%	(34,899)	(82.1)%
Other income, net	147	0.3%	34	0.1%	113	332.4%
Income before income taxes	7,769	15.7%	42,555	91.7%	(34,786)	(81.7)%
Provision for income taxes	(2,590)	(5.2)%	(15,908)	(34.3)%	13,318	83.7%
Net income	$5,179	10.4%	$26,647	57.4%	$(21,468)	(80.6)%

Revenue

Our revenue was $49.6 million for the year ended December 31, 2013 compared to $46.4 million for the comparable period in 2012. Revenue during 2013 increased by approximately $3.2 million, or 7%, from the comparable period in 2012. Revenue increased primarily due to 12% increase in revenue from professional audio conferencing products. Revenue from unified communications audio end points declined by 6% and revenue from video products declined by 2%. The share of professional audio communications products in our mix increased to approximately 73% in 2013 from approximately 70% in 2012. During 2013, revenue from Europe, Middle East and Africa grew by 3% while revenue from the Americas grew by 10%.

At each quarter end, we evaluate the inventory in the distribution channel through information provided by certain of our distributors. The level of inventory in the channel fluctuates up or down each quarter based upon our distributors’ individual operations. Accordingly, each quarter-end revenue deferral is calculated and recorded based upon the underlying channel inventory at quarter-end. During 2013 and 2012, the change in deferred revenue based on the movement of inventory in the channel was a $565 thousand and $189 thousand, respectively.

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

Our gross profit during 2013 was approximately $29.9 million compared to approximately $27.3 million in the comparable period in 2012, an increase of 9.3%. The increase in gross profit was primarily due to increased revenues with a lower increase in our cost of goods sold. Gross profit margins (“GPM”), or gross profit as a percentage of sales, increased to 60% in 2013 from 59% in 2012.

Our profitability in the near-term continues to depend significantly on our revenues from professional audio communications products. We hold long-term inventory and if we are unable to sell our long-term inventory, profitability might be affected by inventory write-offs and price mark-downs.

| 21 |

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Expenses and Profits (Losses)

Operating profits (losses), or income from operations, is the surplus after operating expenses are deducted from gross profits. Operating expenses include sales and marketing (“S&M”) expenses, research and product development (“R&D”) expenses and general and administrative (“G&A”) expenses. Total operating expenses excluding net litigation proceeds were $22.9 million in 2013 compared to $23.3 million during the 2012. Net litigation proceeds were $639 thousand in 2013 compared to $38.5 million in 2012. The following contains a more detailed discussion of expenses related to sales and marketing, research and product development, general and administrative, and other items.

Sales and Marketing. S&M expenses include sales, customer service, and marketing expenses such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses. Total S&M expenses were approximately $8.9 million in 2013 compared to $8.1 million in 2012. S&M expenses as a percentage of revenue were 17.9% and 17.5% in 2013 and 2012, respectively. The increase in S&M expenses is primarily due to an increase in associate commissions as a result of increased sales in 2013.

Research and Product Development. R&D expenses include research and development, product line management, engineering services, and test and application expenses, including employee-related costs, outside services, expensed materials, depreciation, and an allocation of overhead expenses. Total R&D expenses were $7.6 million in 2013 compared to $8.3 million during the comparable period. As a percentage of revenue, R&D expenses were 15.2% in 2013 compared to 17.8% in 2012. The decrease was mainly due to reduced employee costs and depreciation charge, partially offset by increased R&D project costs.

General and Administrative. G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs and corporate administrative costs, including costs related to finance and human resources. Total G&A expenses were approximately $6.4 million in 2013 compared with approximately $6.9 million in 2012. The decrease in G&A expenses was primarily due to special bonuses awarded in 2012 to key contributors associated with the legal settlement and decreased legal services in 2013. These decreases were partially offset by increased fees for audit services.

Proceeds from litigation. In 2013, we received $639 thousand in litigation proceeds primarily consisting of the receipt of a net refund amount of $364 thousand for the bail bond amount we were initially required to pay in the Strohm case (see "Strohm" under Note 8 - Commitments and Contingencies to our Consolidated Financial Statements), and $272 thousand for the recovery of money held in escrow related to the VCON acquisition completed in February 2012. In 2012, we received $45 million from UBS as settlement of a dispute that was under arbitration. The settlement award was subject to a 15% contingency legal fee of $6.75 million paid in December 2012 to our litigation counsel. (See section titled "ARS Special Arbitration" under Note 8 - Commitments and Contingencies to our Consolidated Financial Statements.)

Provision for income taxes

The tax expense of $2.6 million during 2013 was primarily the result of tax on current year income.  This compared to a tax expense of $15.9 million during 2012, which included taxes relating to the receipt of proceeds from the UBS dispute settlement.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

As of December 31, 2013, our cash and cash equivalents were approximately $17.2 million compared to $55.5 million as of December 31, 2012. The change in cash and cash equivalents was due to the investment of the majority of our 2012 cash and cash equivalent holdings into marketable securities. Our working capital was $39.4 million and $56.5 million as of December 31, 2013 and 2012, respectively.

Net cash flows used in operating activities were approximately $10.0 million during 2013, a decrease of approximately $53.9 million from $43.9 million provided by operating activities in 2012. The change was primarily due to the increase of the 2012 income taxes payable as a result of the UBS dispute settlement, the payment of those taxes in 2013, and the decrease in net income from 2012 to 2013 was mainly due to the UBS dispute settlement in 2012.

Net cash flows used in investing activities were $26.5 million during 2013 compared to net cash flows used in investing activities of $5.2 million during 2012. During 2013, the cash outflows on investing activities consisted of acquisitions of

| 22 |

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

marketable securities along with purchases of property and equipment. During 2012, the cash outflows on investing activities consisted of the acquisition of VCON's business for $4.6 million and other purchases of property and equipment. Please refer to Note 3 - Business Combinations, Goodwill and Intangible Assets in the Notes to Consolidated Financial Statements (Part IV) for details on the company's acquisitions.

Net cash used in financing activities in 2013 consisted of proceeds received from the exercise of stock options amounting to $489 thousand and associated tax benefits of $104 thousand, offset by the acquisition of outstanding stock totaling $2.4 million under the stock repurchase program. Net cash provided by financing activities in 2012 consisted of proceeds from the exercise of stock options totaling $490 thousand  and associated tax benefits totaling $2 thousand, offset by the acquisition of outstanding stock totaling $384 thousand under the stock repurchase program.

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

At December 31, 2013, we had open purchase orders related to our electronics manufacturing service providers and other contractual obligations of approximately $2.9 million, primarily related to inventory purchases.

At December 31, 2013, we had inventory totaling $12.8 million, of which non-current inventory accounted for $0.6 million. This compares to total inventories of $12.8 million and non-current inventory of $2.0 million as of December 31, 2012. As our business prospects continue to improve, we expect to continue to reduce our non-current inventory and convert it into cash.

Off-Balance Sheet Arrangements

We have no off-balance-sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, results of operations or liquidity.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our results of operations and financial position are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We evaluate our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. We believe that the estimates we use are reasonable; however, actual results could differ from those estimates. Our significant accounting policies are described in Note 2 - Summary of Significant Accounting Policies to the Consolidated Financial Statements included in Part IV of this report. We believe the following critical accounting policies identify our most critical accounting policies, which are the policies that are both important to the representation of our financial condition and results and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

We provide a right of return on product sales to certain distributors under a product rotation program. Under this seldom-used program, once a quarter, a distributor is allowed to return products purchased during the prior quarter for a total value generally not exceeding 15% of the distributor’s net purchases during the preceding quarter. The distributor is, however, required to place

| 23 |

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

a new purchase order for an amount not less than the value of products returned under the stock rotation program. When products are returned, the associated revenue, cost of goods sold, inventory and accounts receivable originally recorded are reversed. When the new order is placed, the revenue, associated cost of goods sold, inventory and accounts receivable are recorded and the product revenue is subject to the deferral analysis described below. In a small number of cases, the distributors are also permitted to return the products for other business reasons.

Revenue from product sales to distributors is not recognized until the return privilege has expired or until it can be determined with reasonable certainty that the return privilege has expired, which approximates when the product is sold-through to customers of our distributors (dealers, system integrators, value-added resellers, and end-users), rather than when the product is initially shipped to a distributor. At each quarter-end, we evaluate the inventory in the distribution channel through information provided by our distributors. The level of inventory in the channel will fluctuate up-ward or down-ward each quarter based upon our distributors’ individual operations. Accordingly, each quarter-end deferral of revenue and associated cost of goods sold are calculated and recorded based upon the actual channel inventory reported at quarter-end. Further, with respect to distributors and other channel partners not reporting the channel inventory, the revenue and associated cost of goods sold are deferred until we receive payment for the product sales made to such distributors or channel partners.

The accuracy of the deferred revenue and costs depend to a large extent on the accuracy of the inventory reports provided by our distributors and other resellers, and any material error in those reports would affect our revenue deferral. However, we believe that the controls we have in place, including periodic physical inventory verifications and analytical reviews, would help us identify and prevent any material errors in such reports. As part of these controls, we sample test the inventory of a limited number of distributors on an annual basis, most recently in the fourth quarter of 2013, to verify inventory levels reported.

The amount of deferred cost of goods sold was included in distributor channel inventories. The following table details the amount of deferred revenue, cost of goods sold, and gross profit:

	As of December 31,
	2013	2012
Deferred revenue	$4,158	$3,593
Deferred cost of goods sold	1,520	1,289
Deferred gross profit	$2,638	$2,304

We offer rebates and market development funds to certain of our distributors, dealers/resellers, and end-users based upon volume of product purchased by them. We record rebates quarterly as a reduction of revenue in accordance with GAAP.

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

Impairment of Goodwill and Intangible Assets

We allocated the purchase price for the acquisitions of NetStreams in 2009, MagicBox in 2011 and VCON in 2012 on the basis of well-established valuation techniques performed by qualified experts. Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We perform impairment tests of goodwill and intangible assets with indefinite useful lives on an annual basis in the fourth fiscal quarter, or sooner if a triggering event occurs suggesting possible impairment of the values of these assets. In association with the acquisition of NetStreams, $726 thousand and $400 thousand were recorded as goodwill and intangible assets with indefinite useful life, respectively. With respect to the MagicBox acquisition, $427 thousand and $159 thousand were recorded as goodwill and intangible assets with indefinite useful life, respectively. Assets, with initial indefinite useful lives, have subsequently received finite life assignments. Goodwill of $2.3 million was recorded in connection with the VCON acquisition. There were no related impairments recorded in 2013 or 2012 as no impairment indicators existed. However, due to uncertainty in the industrial, technological, and competitive environments in which we operate, we might be required to exit or

| 24 |

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

dispose of the assets acquired through the NetStreams, MagicBox or VCON acquisitions, which could result in an impairment of goodwill and intangible assets.

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

To the extent we establish a valuation allowance in a period, we must include and expense the allowance within the tax provision in the consolidated statement of operations. In accordance with ASC Topic 740, "Accounting for Income Taxes", we analyzed our valuation allowance at December 31, 2013 and determined that based upon available evidence it is more likely than not that certain of our deferred tax assets related to capital loss carryovers and state research and development credits will not be realized and, accordingly, we have recorded a valuation allowance against these deferred tax assets in the amount of $378 thousand.  Please refer to note on income taxes in the Notes to Consolidated Financial Statements for additional information.

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

Share-Based Payments

| 25 |

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We estimate the fair value of stock options using the Black-Scholes option pricing model, which requires certain estimates, including an expected forfeiture rate and expected term of options granted. We also make decisions regarding the method of calculating expected volatilities and the risk-free interest rate used in the option-pricing model. The resulting calculated fair value of stock options is recognized as compensation expense over the requisite service period, which is generally the vesting period. When there are changes to the assumptions used in the option-pricing model, including fluctuations in the market price of our common stock, there will be variations in the calculated fair value of our future stock option awards, which results in variation in the compensation cost recognized.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

After evaluating the recent accounting pronouncements through the date of this filing, the Company has concluded that their application will have no material impact on the Company’s financial results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data required by this are included herein as a separate section of this Form 10-K, beginning on page F-1, and are incorporated in this Item 8 by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. As required by Rule 13a-15 under the Exchange Act, we have completed an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Principal Financial Officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of December 31, 2013. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based upon this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures are effective at a reasonable assurance level.

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

| 26 |

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using that criteria, management concluded that the design and operation of our internal control over financial reporting were effective as of December 31, 2013.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC applicable to smaller reporting companies.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

| 27 |

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our directors and executive officers.

Name	Age	Position	Director or Officer Since
Zeynep “Zee” Hakimoglu	60	Chairman, Chief Executive Officer, and President (4)	See Note 4
Brad R. Baldwin	58	Director (1)(2)(3)	1988
Larry R. Hendricks	71	Director (1)(2)(3)	2003
Scott M. Huntsman	48	Director (1)(2)(3)	2003
Narsi Narayanan	43	Senior Vice President of Finance and Corporate Secretary	2009
Michael J. Braithwaite	46	Senior Vice President - Multimedia Streaming Business	2009
_______________________

(1)	Member of the Audit and Compliance Committee

(2)	Member of the Compensation Committee

(3)	Member of the Nominating Committee

(4)	Officer since July 2004; Director since April 2006; Chairman of the Board since July 2007.

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
Brad R. Baldwin has served as a director of our company since October 1988, and was appointed "lead independent director" in 2013.  Mr. Baldwin is an attorney licensed to practice in Utah. He is currently employed as President and CEO of First Utah Bank, a full service commercial and community bank headquartered in Salt Lake City, Utah. Prior to that, Mr. Baldwin served as general counsel to the Wasatch Front Regional Multiple Listing Service (“WFRMLS “), which provided data and real estate services to over 10,000 real estate brokers, agents and appraisers in Utah. From  2001 to 2009, he served as an attorney and investment real estate specialist with Commerce CRG in Salt Lake City, Utah.  From 1988 to 2000, he served as legal counsel and president of Bank One, Utah, a full service commercial bank owned by Bank One Corporation.  He also practiced business, corporate and real estate law for ten years in Salt Lake City.  He has a degree in finance from the University of Utah and a law degree from the University of Washington. He has served on the board of many community organizations, including the Salt Lake Area Chamber of Commerce, the Utah Bankers Association, and the Economic Development Corporation of Utah.  In light of Mr. Baldwin's legal and financial services background and unique understanding of our business due to his long service on our Board, the Board has concluded that Mr. Baldwin should continue to serve as a director.
Larry R. Hendricks has served as a director of our company since June 2003.  Mr. Hendricks is a Certified Public Accountant who retired in December 2002 after serving as Vice President of Finance and General Manager of Daily Foods, Inc., a national meat processing company.  During his 30-year career in accounting, he served as a self-employed CPA and worked for the international accounting firm Peat Marwick & Mitchell.  Mr. Hendricks has served on the boards of eight other

| 28 |

organizations, including Tunex International, Habitat for Humanity, Daily Foods, Skin Care International, and the National Advisory Board of the Huntsman College of Business at Utah State University.  He earned a Bachelor's Degree in Accounting from Utah State University and a Master of Business Administration Degree from the University of Utah.  In light of Mr. Hendricks' background in finance and accounting and his deep understanding of our business due to his long service on our Board, the Board has concluded Mr. Hendricks should continue to serve as a director.

Scott M. Huntsman has served as a director of our company since June 2003.  Mr. Huntsman has served as President and CEO of GlobalSim, a technology and simulation company, since February 2003, and as Chief Financial Officer from April 2002 to February 2003.  Prior to joining GlobalSim, he spent 11 years on Wall Street as an investment banker, where he focused on mergers, acquisitions, and corporate finance transactions.  Mr. Huntsman served at Donaldson, Lufkin and Jenrette Securities Corporation from August 1996 to 2000, when they merged with Credit Suisse First Boston where he served until October 2001. Mr. Huntsman serves as a director of Ballet West (where he is Treasurer and a member of the Executive Committee), the Community Foundation of Utah, the Gifted Music School, and Kongsberg Maritime Simulation Americas. Mr. Huntsman earned a Bachelor's Degree from Columbia University and a Master of Business Administration Degree from The Wharton School at the University of Pennsylvania.  He also studied at the London School of Economics as a Kohn Fellowship recipient.  In light of Mr. Huntsman's background in finance, particularly in the areas of mergers and acquisitions and corporate finance, and in view of his experience as a leader of a technology company, the Board has concluded Mr. Huntsman should continue to serve as a director.
Narsi Narayanan has served as our Senior Vice President of Finance since July 2009 and has over 20 years of professional experience in the areas of accounting, finance and taxes.  Prior to joining our company, he managed the SEC reporting, US GAAP accounting research, SOX compliance and other financial reporting functions from August 2007 through February 2009 at Solo Cup Company, a publicly reporting international consumer products company.  Prior to that, Mr. Narayanan managed the accounting and finance functions, including SEC Reporting, SOX compliance and US GAAP accounting research, from June 2004 through August 2007 at eCollege.com, a leading technology company serving private educational institutions which was also a publicly reporting company before being acquired by Pearson Education group.  In addition to being a Chartered Accountant, Mr. Narayanan has extensive experience working in public accounting and in various senior finance positions in India with large public companies.  He is a Certified Public Accountant with graduate degrees in accounting (M. Acc.) and business (MBA-Finance).
Michael Braithwaite joined us in November 2009 through the acquisition of NetStreams, Inc. where he was the co-founder and CTO since 2002. Mr. Braithwaite has led a distinguished twenty-plus-year career as a visionary, disruptive innovator, and proven leader in the professional audio and consumer electronics industries.  He has authored more than twenty U.S. and International patents.  Before NetStreams, Inc., Mr. Braithwaite was a product and market manager for Crestron Electronics where he worked on highly successful audio and video distribution products.  He currently serves on the AVnu (AVB) marketing and technical committees.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act, as amended, requires our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership on Form 3 and reports of changes of ownership of our equity securities on Forms 4 and 5.  Officers, directors, and greater than 10% shareholders are required to furnish us with copies of all Section 16(a) reports they file.  Based solely on a review of the reports and amendments to reports furnished to us for the year ended December 31, 2013, we believe that each person who, at any time during such fiscal year was a director, officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such period, except for the following: Edward Dallin Bagley, a beneficial owner of more than 10% of our common stock filed two Forms 4 late for one transaction each; Brad Baldwin, a director filed one Form 4 late for one transaction; Michael Braithwaite, an officer filed one Form 4 late for six transactions; and Larry Hendricks, a director filed three Forms 4 late for one transaction each.
Code of Ethics
The Board of Directors adopted a code of ethics that applies to our Board of Directors, executive officers, and employees.  The Company's Code of Ethics is posted on our website at www.clearone.com.

| 29 |

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

ITEM 11. EXECUTIVE COMPENSATION
Summary Compensation
The following sets forth for the periods indicated, the compensation paid or earned by each named executive officer for the years ended December 31, 2013 and 2012.

Name and Principal Position	Salary	Option Awards (1)	Non-Equity Incentive Plan Compensation (2)	All Other Compensation (3)	Total
Zee Hakimoglu - Chairman of the Board, Chief Executive Officer and President
Year ended December 31, 2013	$240,000	$106,928	$71,460	$450,000	$868,388
Year ended December 31, 2012	236,667	51,765	59,246	—	347,678
Narsi Narayanan - Senior Vice President of Finance and Corporate Secretary
Year ended December 31, 2013	$145,000	$64,157	$37,783	$90,000	$336,940
Year ended December 31, 2012	141,667	41,412	31,864	—	214,943
Michael Braithwaite - Senior Vice President Multimedia Streaming Business
Year ended December 31, 2013	$162,500	$—	$21,600	$12,175	$196,275
Year ended December 31, 2012	160,000	41,412	21,864	6,547	229,823

(1)
The amounts in the “Option Awards” column reflect the aggregate grant date fair value of awards of stock options granted pursuant to our long-term incentive plans during the periods reported above, computed in accordance with FASB ASC Topic 718, Compensation - Stock Compensation.   The assumptions made in the valuation of our option awards and the material terms of option awards are disclosed in Note 9 - Share Based Payments in our Notes to Consolidated Financial Statements included in Part IV of this report.

(2)
Non-Equity Incentive Plan Compensation is based upon the achievement of pre-determined quarterly goals, namely, financial goals comprising of revenue, gross margin, operating income and meeting reporting deadlines, and non-quantitative performance goals.  While all financial goals are similar for Ms. Hakimoglu and Mr. Narayanan, Mr. Braithwaite's financial goals consisted only of revenue, gross margin and operating income goals. Non-quantitative goals varied for each executive officer.  Examples of non-quantitative goals include introduction of a new product, identification of a new distribution opportunity, implementing internal controls, and improving product quality.  The Chief Executive Officer recommends to the Compensation Committee the compensation for achievement or partial achievement of any such predetermined goal by the other two executive officers.  Compensation under the non-equity incentive plan is calculated by assigning 70% weight to financial goals (with each goal having equal share for each officer's goals) and 30% to non-quantitative goals.

(3)
All Other Compensation for Ms. Hakimoglu and Mr. Narayanan is for a special bonus paid as a result of the UBS litigation settlement (See Note 8 - Commitments and Contingencies). All Other Compensation for Mr. Braithwaite consists of $10,000 in 2013 for a special bonus paid as a result of the UBS litigation settlement, with the remaining amounts for the value of an honorarium paid under a patenting process program for Mr. Braithwaite.

| 30 |

Outstanding Equity Awards at Fiscal Year-End
The following table provides information on the holdings of stock options by the named executive officers as of December 31, 2013.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (1)	Option Exercise Price	Option Grant Date	Option Expiration Date
Zee Hakimoglu	50,000	—	$6.40	03/24/04	03/24/14
	100,000	—	5.55	07/26/04	07/26/14
	150,000	—	3.65	09/18/06	09/18/16
	150,000	—	6.15	08/14/07	08/14/17
	50,000	—	4.03	11/14/08	11/14/18
	10,000	—	3.00	05/26/10	05/26/20
	7,777	2,223	5.48	08/05/11	08/05/21
	13,194	11,806	3.92	05/11/12	05/11/22
	—	25,000	8.22	08/22/13	08/22/23
Narsi Narayanan	30,000	—	2.78	08/27/09	08/27/19
	10,000	—	3.00	05/26/10	05/26/20
	7,777	2,223	5.48	08/05/11	08/05/21
	10,555	9,945	3.92	05/11/12	05/11/22
	—	15,000	8.22	08/22/13	08/22/23
Michael Braithwaite	833	2,223	5.48	08/05/11	08/05/21
	1,667	9,445	3.92	05/11/12	05/11/22
(1) Unvested options vest monthly over a three year period beginning on the date of grant.

Option Exercises
The following table provides information on the exercise of stock options by named executive officers during the year ended December 31, 2013.

Name	Number of shares acquired on exercise	Value realized on exercise (1)
Zee Hakimoglu	—	$—
Narsi Narayanan	—	$—
Michael Braithwaite	55,632	$252,234
(1) Value realized on exercise is the excess of market price of underlying shares on the date of exercise over exercise price for the options.
Potential Payments Upon Termination or Change in Control

Employment Agreements.   As of the year ended December 31, 2013, none of our named executive officers was party to an employment or severance agreement with us, and each named executive officer's employment was on an “at-will” basis, permitting either us or the executive to terminate his or her employment for any reason or for no reason.
Accelerated Stock Option Vesting Upon a Change in Control.  For certain option grants to executive officers and directors, in the event of a change in control, all of such optionee's unvested stock options will vest and become exercisable immediately prior to the event or closing of the transaction causing the change in control.

| 31 |

Under the option grants, a “ Change in Control ”  means a change in ownership or control of the Company effected through either of the following transactions:
(i) the acquisition, directly or indirectly, by any person or related group of persons (other than the Company or a person that directly or indirectly controls, is controlled by, or is under common control with, the Company), of beneficial ownership (within the meaning of Rule 13d-3 of the 1934 Act) of securities possessing more than fifty percent (50%) of the total combined voting power of the Company's outstanding securities pursuant to a tender or exchange offer made directly to the Company's shareholders, which the Board does not recommend such shareholders to accept, or

(ii) a change in the composition of the Board over a period of thirty-six (36) consecutive months or less, such that a majority of the Board members ceases, by reason of one or more contested elections for Board membership, to be comprised of individuals who either (A) have been Board members continuously since the beginning of such period, or (B) have been elected or nominated for election as Board members during such period by at least a majority of the Board members described in clause (A) who were still in office at the time the Board approved such election or nomination.
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
At our current stock price of about $11.25, all the named executive officers would each benefit from any potential accelerated vesting of unvested stock options.
Director Compensation
The following table summarizes the compensation paid by us to non-employee directors for the year ended December 31, 2013.  Ms. Hakimoglu did not receive additional compensation for her service as a director.

Name	Fees Earned or Paid in Cash(1)	Option Awards(2)	Total	Share Options Outstanding at Year End
Brad R. Baldwin	$29,819	$42,771	$72,590	73,000
Larry R. Hendricks	28,319	42,771	71,090	55,000
Scott M. Huntsman	29,819	42,771	72,590	73,000

(1)	The base annual director's fee for the reporting year was $26,319.

(2)
The amounts in the “Option Awards” column reflect the aggregate grant date fair value of awards of stock options granted pursuant to our long-term incentive plans during the periods reported above, computed in accordance with FASB ASC Topic 718, Compensation - Stock Compensation.  The assumptions made in valuation of our option awards are disclosed in Note 9 - Share Based Payments in our Notes to Consolidated Financial Statements included in Part IV of this report.

On August 20, 2013, the Compensation Committee approved an increase in the monthly base for outside Board of Director's compensation from $2,000 to $2,500 per month. Also effective from this date, outside Directors receive $100 per month for each board committee served on, and an additional $300 per month if the outside Director is the chair of the Audit or Compensation Committee. The fee is not dependent on the number of meetings attended by any directors.  All directors are reimbursed by us for their out-of-pocket travel and related expenses incurred in attending all Board of Directors and committee meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information regarding ownership of our common stock as of March 14, 2014, except as otherwise stated, by (i) each director and nominee for director, (ii) the named executive officers, (iii) all of our named executive officers and directors as a group, and (iv) each person known to us to be the beneficial owner of more than 5% of our outstanding common stock.

| 32 |

Name of Beneficial Owner (1)
	Actually Owned (2)	Actually Owned Percent (2)	Shares that could be acquired within 60 days (2)	Total (2)	Percent (2)
	(A)	(B)	(C)	(D)	(E)
Directors and Executive Officers:
Zee Hakimoglu	115,613	1.2%	425,832	541,445	5.4%
Brad Baldwin (3)	131,829	1.4%	44,583	176,412	1.8%
Larry Hendricks	18,200	0.2%	44,583	62,783	0.6%
Scott Huntsman	54,500	0.6%	44,583	99,083	1.0%
Narsi Narayanan	—	—%	62,499	62,499	0.6%
Michael Braithwaite	800	—%	6,667	7,467	0.1%
All directors and executive officers as a group (6 persons)	320,942	3.4%	628,747	949,689	9.5%

5% Shareholders:
Edward Dallin Bagley (4)	2,760,126	29.6%	834	2,760,960	27.8%

(1)
Except as otherwise indicated, each person named in the table has sole voting and investment power, subject to the Utah Control Shares Acquisition Act, with respect to all common stock beneficially owned, subject to applicable community property law. Except as otherwise indicated, each person may be reached at our corporate offices c/o ClearOne, Inc., 5225 Wiley Post Way, Suite 500, Salt Lake City, Utah 84116.

(2)
The percentages shown in Column (B) are calculated based on 9,309,529 shares of common stock outstanding on March 14, 2014. The numbers shown in Column (D) and percentages shown in Column (E) include the shares of common stock actually owned as of March 14, 2014 and the shares of common stock that the identified person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares of common stock that each identified person or group had the right to acquire within 60 days of March 14, 2014 upon the exercise of options shown in Column (C) are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by the persons or groups listed above.

(3)	Includes 75,329 shares held in the Baldwin Family Trust; 45,500 owned jointly with his spouse; 11,000 shares owned directly, which are held in an IRA under the name of Mr. Baldwin.

(4)
Amounts for Mr. Edward D. Bagley include (i) 126,166 shares held by Edward D. Bagley’s spouse with respect to which he disclaims beneficial ownership but also has acknowledged he may be deemed the owner (ii) 800,0000 shares that are deemed to be owned by his spouse based on the fact she is a trustee of the trust in which such shares are held and (iii) 834 shares of common stock issuable upon exercise of stock options. Mr. Edward D. Bagley has sole voting and dispositive power over 1,834,794 shares (including the shares that may be acquired pursuant to the exercise of stock options) and shared voting and dispositive power over the 126,166 shares held by Mr. Edward D. Bagley’s spouse. This information is based upon Schedules 13D/A, as filed by Mr. Edward D. Bagley with the SEC on March 14, 2013 and November 15, 2013. E. Bryan Bagley, who resigned as Director effective November 6, 2012 is the son of Edward D. Bagley, and each of them has previously disclaimed beneficial ownership of common stock beneficially owned by the other. The amounts indicated for Mr. Edward D. Bagley do not include any shares held by E. Bryan Bagley. All shares indicated as beneficially owned by Edward D. Bagley are subject to application of the Utah Control Shares Acquisition Act.

Equity Compensation Plans
Please refer to the section titled "Securities Authorized for Issuance under Equity Compensation Plans" contained in Item 5 in our Form 10-K for details regarding our compensation plans under which our equity securities are authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

| 33 |

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
Related Party Transactions: Indemnification of Officers and Directors

Please refer to the section titled “Former Officers Indemnification” under Note 8 - Commitments and Contingencies in our Notes to Consolidated Financial Statements included in Part IV of the report for full details, which is incorporated herein by reference.

Director Independence

Our Board of Directors has determined, after considering all the relevant facts and circumstances, that Messrs. Baldwin, Hendricks, and Huntsman are independent directors, in accordance with the definition of “independence” under the listing standards of NASDAQ, because they have no relationship with us that would interfere with their exercise of independent judgment.

Our Board of Directors has an Audit and Compliance Committee, a Compensation Committee, and a Nominating Committee, each consisting entirely of independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
We retained McGladrey LLP as our auditor and independent certified public accounting firm for the years ended December 31, 2013 and 2012.  The following table presents aggregate fees billed by the principal accountants to our company:

	Year ended December 31,
	2013	2012
Audit Fees (1)	$278,500	$179,466
Audit-related Fees	—	—
Tax fees (2)	136,903	46,479
All other fees 3	—	—
Total	$415,403	$225,945

(1)	Represents fees billed for professional services rendered for the audit and review of our financial statements filed with the SEC on Forms 10-K and 10-Q.

(2)	Represents fees billed for tax filing, preparation, and tax advisory services.

(3)	Represents fees billed for all other non-audit services, such as consulting on potential acquisitions or dispositions.

Pre-Approval Policies and Procedures
The Audit and Compliance Committee ensures that we engage our independent registered public accounting firm to provide only audit and non-audit services that are compatible with maintaining the independence of our public accountants.  The Audit and Compliance Committee approves or pre-approves all services provided by our public accountants.  Permitted services include audit and audit-related services, tax and other non-audit related services.  Certain services are identified as restricted.  Restricted services are those services that may not be provided by our external public accountants, whether identified in statute or determined to be incompatible with the role of an independent auditor.  All fees identified in the preceding table were approved by the Audit and Compliance Committee.  During 2013, the Audit and Compliance Committee reviewed all non-audit services provided by our independent registered public accounting firm, and concluded that the provision of such non-audit services was compatible with maintaining the independence of the external public accountants.

| 34 |

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Financial Statements: Financial statements set forth under Part II, Item 8 of this Annual Report on Form 10-K are filed in a separate section of this Form 10-K. See the "Index to Consolidated Financial Statements".
2. Financial Statement Schedules: All schedules are omitted since they either are not required, not applicable or the information is presented in the accompanying consolidated financial statements and notes thereto.
3. Exhibits: The exhibits listed under the Index of exhibits in the next page are filed or incorporated by reference as part of this Form 10-K.

| 35 |

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	Exhibit Incorporated Herein by Reference	Filing Date
2.2	Agreement and Plan of Merger, dated as of November 3, 2009, by and among ClearOne Communications, Inc., Alta-Wasatch Acquisition Corporation, NetStreams, Inc., Austin Ventures VIII, L.P., and Kevin A. Reinis.	8-K	2.2	11/9/2009
3.1	Amended and Restated Articles of Incorporation of ClearOne, Inc.	10-K	3.1	3/25/2013
3.2	Bylaws	10-K	3.2	3/31/2011
10.1*	Employment Separation Agreement between ClearOne Communications, Inc. and Frances Flood, dated December 5, 2003	10-K	10.1	8/18/2005
10.2*	Employment Termination Agreement between ClearOne Communications, Inc. and Susie Strohm, dated December 5, 2003	10-K	10.1	8/18/2005
10.3	1997 Employee Stock Purchase Plan	S-8	4.9	10/6/2006
10.4	1998 Stock Option Plan	S-8	4.8	10/6/2006
10.5	2007 Equity Incentive Plan	S-8	4.7	1/22/2008
10.6	Office Lease between Edgewater Corporate Park, LLC and ClearOne Communications, Inc. dated June 5, 2006	10-K	10.19	9/14/2006
10.7†	Stock Purchase Agreement Between ClearOne, Inc. and Doran M. Oster Dated March 4, 2014 for the Sabine Acquisition.
10.8	Manufacturing Services Agreement between Flextronics Industrial, Ltd. and ClearOne Communications, Inc. dated November 3, 2008	10-K	10.21	10/13/2009
14.1	Code of Ethics, approved by the Board of Directors on August 23, 2006	10-K	14.1	9/14/2006
21.1†	Subsidiaries of the registrant
23†	Consent of McGladrey LLP, Independent Registered Public Accounting Firm
31.1†	Section 302 Certification of Chief Executive Officer
31.2†	Section 302 Certification of Chief Financial Officer
32.1†	Section 906 Certification of Chief Executive Officer
32.2†	Section 906 Certification of Chief Financial Officer
101.INS‡	XBRL Instance Document
101.SCH‡	XBRL Taxonomy Extension Schema
101.CAL‡	XBRL Taxonomy Extension Calculation Linkbase
101.DEF‡	XBRL Taxonomy Extension Definitions Linkbase
101.LAB‡	XBRL Taxonomy Extension Label Linkbase
101.PRE‡	XBRL Taxonomy Extension Presentation Linkbase
________________________________
* Constitutes a management contract or compensatory plan or arrangement.
† Filed herewith
‡ Information furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the 1934 Act

| 36 |

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARONE, INC.
Registrant

/s/ Zeynep Hakimoglu
Zeynep Hakimoglu
President, Chief Executive Officer and Chairman of the Board
March 19, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Zeynep Hakimoglu	/s/ Narsi Narayanan
Zeynep Hakimoglu	Narsi Narayanan
President, Chief Executive Officer and Chairman of the Board	Senior Vice President of Finance
March 19, 2014	March 19, 2014

/s/ Brad R. Baldwin	/s/ Larry R. Hendricks
Brad R. Baldwin	Larry R. Hendricks
Director	Director
March 19, 2014	March 19, 2014

/s/ Scott M. Huntsman
Scott M. Huntsman
Director
March 19, 2014

| 37 |

CLEARONE, INC.

| 38 |

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of ClearOne, Inc.

We have audited the accompanying consolidated balances sheets of ClearOne, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ClearOne, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ MCGLADREY LLP

Irvine, California
March 19, 2014

| F- 1 |

CLEARONE, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$17,192	$55,509
Marketable securities	3,200	—
Receivables, net of allowance for doubtful accounts of $129 and $60, as of December 31, 2013 and 2012 respectively	9,378	8,388
Inventories	10,758	9,584
Distributor channel inventories	1,520	1,289
Deferred income taxes	3,325	3,148
Prepaid expenses and other assets	2,693	1,369
Total current assets	48,066	79,287
Long-term marketable securities	22,326	—
Long-term inventories, net	551	1,955
Property and equipment, net	1,825	1,708
Intangibles, net	3,710	4,258
Goodwill	3,472	3,472
Deferred income taxes	1,024	1,195
Other assets	87	64
Total assets	$81,061	$91,939
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,730	$2,302
Accrued liabilities	1,761	2,143
Income taxes payable	—	14,782
Deferred product revenue	4,158	3,593
Total current liabilities	8,649	22,820
Deferred rent	286	422
Other long-term liabilities	1,791	2,029
Total liabilities	10,726	25,271
Shareholders' equity:
Common stock, par value $0.001, 50,000,000 shares authorized, 8,986,080 and 9,163,462 shares issued and outstanding as of December 31, 2013 and 2012, respectively	9	9
Additional paid-in capital	41,311	40,430
Accumulated other comprehensive income	23	—
Retained earnings	28,992	26,229
Total shareholders' equity	70,335	66,668
Total liabilities and shareholders' equity	$81,061	$91,939

See accompanying notes

| F- 2 |

CLEARONE, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)

	Year ended December 31,
	2013	2012
Revenue	$49,592	$46,417
Cost of goods sold	19,735	19,089
Gross profit	29,857	27,328

Operating expenses:
Sales and marketing	8,896	8,112
Research and product development	7,562	8,261
General and administrative	6,416	6,934
Proceeds from litigation, net	(639)	(38,500)
Total operating expenses	22,235	(15,193)

Operating income	7,622	42,521
Other income, net	147	34
Income before income taxes	7,769	42,555
Provision for income taxes	(2,590)	(15,908)
Net income	$5,179	$26,647

Basic earnings per common share	$0.57	$2.93
Diluted earnings per common share	$0.55	$2.89

Basic weighted average shares outstanding	9,064,340	9,107,234
Diluted weighted average shares outstanding	9,455,518	9,214,685

Comprehensive income:
Net income	$5,179	$26,647
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of tax of $13	23	—
Comprehensive income	$5,202	$26,647

See accompanying notes

| F- 3 |

CLEARONE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total Shareholders' Equity
	Shares	Amount
As of December 31, 2011	9,098,152	$9	$40,073	$—	$(418)	$39,664
Exercise of stock options	159,869	—	489	—	—	489
Stock repurchased	(94,744)	—	(384)	—	—	(384)
Tax benefit - stock option exercises	—	—	10	—	—	10
Stock-based compensation expense	—	—	241	—	—	241
Employee stock purchase plan	185	—	1	—	—	1
Net income	—	—	—	—	26,647	26,647
As of December 31, 2012	9,163,462	9	40,430	—	26,229	66,668
Exercise of stock options	122,650	—	489	—	—	489
Stock repurchased	(300,087)	—	—	—	(2,416)	(2,416)
Tax benefit - stock option exercises	—	—	96	—	—	96
Stock-based compensation expense	—	—	296	—	—	296
Employee stock purchase plan	55	—	—	—	—	—
Unrealized gain on available-for-sale securities, net of tax of $13	—	—	—	23	—	23
Net income	—	—	—	—	5,179	5,179
As of December 31, 2013	8,986,080	$9	$41,311	$23	$28,992	$70,335

See accompanying notes

| F- 4 |

CLEARONE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year ended December 31,
	2013	2012
Cash flows from operating activities:
Net income	$5,179	$26,647
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization expense	1,422	1,917
Amortization of deferred rent	(110)	(41)
Stock-based compensation expense	296	241
Provision for doubtful accounts	69	25
Write-down of inventory to net realizable value	996	1,235
Loss on disposal of assets	49	—
Tax benefit from exercise of stock options	(104)	(2)
Changes in operating assets and liabilities:
Receivables	(1,059)	44
Inventories	(998)	447
Deferred income taxes	(6)	(1,457)
Prepaid expenses and other assets	(1,251)	(652)
Accounts payable	428	(512)
Accrued liabilities	(408)	(130)
Income taxes payable	(14,782)	14,492
Deferred product revenue	565	189
Other long-term liabilities	(238)	1,481
Net cash provided by (used in) operating activities	(9,952)	43,924

Cash flows from investing activities:
Purchase of property and equipment	(1,040)	(574)
Purchase of marketable securities	(25,502)	—
Payment towards business acquisitions	—	(4,632)
Net cash used in investing activities	(26,542)	(5,206)

Cash flows from financing activities:
Proceeds from the exercise of stock options	489	490
Tax benefit from the exercise of stock options	104	2
Treasury stock purchased	(2,416)	(384)
Net cash provided by (used in) financing activities	(1,823)	108

Net increase (decrease) in cash and cash equivalents	(38,317)	38,826
Cash and cash equivalents at the beginning of the period	55,509	16,683
Cash and cash equivalents at the end of the period	$17,192	$55,509

| F- 5 |

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year ended December 31,
	2013	2012
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$18,021	$1,393

The Company acquired the business of VCON Video Conferencing, Ltd. in February 2012 for $4,632 and recorded the following assets and liabilities:
Inventory	$—	$40
Property and equipment	—	34
Product warranty liability	—	(8)
Proprietary software	—	2,247
Goodwill	—	2,319
Cash paid	$—	$4,632

See accompanying notes

| F- 6 |

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

Basis of Presentation:

Fiscal Year – This report on Form 10-K includes financial statements for the years ended December 31, 2013 and 2012.

Consolidation – These consolidated financial statements include the financial statements of ClearOne, Inc. and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Concentration Risk – We depend on an outsourced manufacturing strategy for our products. We outsource the manufacture of all of our products to third-party manufacturers located in both the U.S. and Asia. If any of these manufacturers experience difficulties in obtaining sufficient supplies of components, component prices significantly exceeding the anticipated costs, an interruption in their operations, or otherwise suffer capacity constraints, we would experience a delay in production and shipping of these products which would have a negative impact on our revenues. Should there be any disruption in services due to natural disaster, economic or political difficulties, transportation restrictions, acts of terror, quarantine or other restrictions associated with infectious diseases, or other similar events, or any other reason, such disruption may have a material adverse effect on our business. Operating in the international environment exposes us to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, and potentially adverse tax consequences, which could materially affect our results of operations. Currently, we have no second source of manufacturing for a portion of our products.

Significant Accounting Policies:

Cash Equivalents – The Company considers all highly-liquid investments with a maturity of three months or less, when purchased, to be cash equivalents. The Company places its temporary cash investments with high-quality financial institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limits.

Marketable Securities - The Company has classified its marketable securities as available-for-sale securities. These securities are carried at estimated fair value with unrealized holding gains and losses included in accumulated other comprehensive

| F- 7 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

income/loss in stockholders' equity until realized. Gains and losses on marketable security transactions are reported on the specific-identification method. Dividend and interest income are recognized when earned.

A decline in the market value of any available-for-sale security below cost that is deemed other than temporary results in a charge to earnings and establishes a new cost basis for the security. Losses are charged against “Other income” when a decline in fair value is determined to be other than temporary. We review several factors to determine whether a loss is other than temporary. These factors include, but are not limited to: (i) the extent to which the fair value is less than cost and the cause for the fair value decline, (ii) the financial condition and near term prospects of the issuer, (iii) the length of time a security is in an unrealized loss position and (iv) our ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. There were no other-than-temporary impairments recognized during the years ended December 31, 2013 and 2012.

Accounts Receivable – Accounts receivable are recorded at the invoiced amount. Generally, credit is granted to customers on a short-term basis without requiring collateral, and as such, these accounts receivable, do not bear interest, although a finance charge may be applied to such receivables that are past due. The Company extends credit to customers who it believes have the financial strength to pay. The Company has in place credit policies and procedures, an approval process for sales returns and credit memos, and processes for managing and monitoring channel inventory levels.

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

The Company’s allowance for doubtful accounts activity for the years ended December 31, 2013 and 2012 was as follows:

	Year ended December 31,
	2013	2012
Balance at beginning of the year	$60	$149
Charged to costs and expenses	96	25
Write offs, net of recoveries	(27)	(114)
Balance at end of the year	$129	$60

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

Distributor channel inventories include products that have been delivered to customers for which revenue recognition criteria have not been met.

The inventory also includes advance replacement units (valued at cost) provided by the Company to end-users to service defective products under warranty. The value of advance replacement units included in the inventory was $45 and $39, as of December 31, 2013 and 2012, respectively.

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

Goodwill and Intangible Assets – Intangible assets acquired in a purchase business combination are amortized over their useful lives unless these lives are determined to be indefinite. Intangible assets are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, which are generally three to ten years. Goodwill represents the excess of costs over the fair value of net assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized. In accordance with the provisions of FASB ASC Topic 350, Intangibles – Goodwill and Other, the Company tests goodwill and other intangible assets with indefinite lives for impairment at least annually at the beginning of the fourth quarter, or sooner if a triggering event occurs suggesting possible impairment of the values of these assets. Impairment testing for these assets involves a two-step process. In the first step, the fair value of the reporting unit holding the assets is compared to its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of the impairment loss, if any. In the second step, the fair value of the reporting unit is allocated to all of its assets and liabilities, including intangible assets and liabilities not recorded on the balance sheet. The excess, if any, of the fair value of the reporting unit over the sum of the fair values allocated to identified assets and liabilities is the value of goodwill to be compared to its carrying value (See Note 3 – Business Combinations, Goodwill and Intangibles). ClearOne and all of its subsidiaries are considered as one reporting unit for this purpose.

Impairment of Long-Lived Assets – Long-lived assets, such as property, equipment, and definite-lived intangibles subject to depreciation and amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated future undiscounted net cash flows of the related asset or group of assets over their remaining lives. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. The impairment of long-lived assets requires judgments and estimates. If circumstances change, such estimates could also change.

Revenue Recognition – Product revenue is recognized when (i) the products are shipped, (ii) persuasive evidence of an arrangement exists, (iii) the price is fixed and determinable, and (iv) collection is reasonably assured.

The Company provides a right of return on product sales to certain distributors and other resellers under a product rotation program. Under this seldom-used program, once a quarter, a distributor or reseller is allowed to return products purchased during the prior 180 days for a total value generally not exceeding 15% of the distributor's or reseller’s net purchases during the preceding quarter. The distributor or reseller is, however, required to place a new purchase order for an amount not less than the value of products returned under the stock rotation program. When products are returned, the associated revenue, cost of goods sold, inventory and accounts receivable originally recorded are reversed. When the new order is fulfilled, the revenue, associated cost of goods sold, inventory and accounts receivable are recorded and the product revenue is subject to the deferral analysis described below. In a small number of cases, the distributors are also permitted to return products for other business reasons.

Revenue from product sales to distributors is not recognized until the return privilege has expired or until it can be determined with reasonable certainty that the return privilege has expired, which approximates when product is sold-through to customers of the Company’s distributors (dealers, system integrators, value-added resellers, and end-users) rather than when the product is initially shipped to a distributor. At each quarter-end, the Company evaluates the inventory in the channel through information provided by our distributors. The level of inventory in the channel will fluctuate up-ward or down-ward each quarter, based upon our distributors’ individual operations. Accordingly, at each quarter-end, the deferral for revenue and associated cost of goods sold are calculated and recorded based upon the actual channel inventory reported at quarter-end. Further, with respect to distributors and other channel partners not reporting the channel inventory, the revenue and associated cost of goods sold are deferred until the Company receives payment for the product sales made to such distributors or channel partners.

The amount of deferred cost of goods sold is included in distributor channel inventories.

| F- 9 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The details of deferred revenue and associated cost of goods sold and gross profit are as follows:

	As of December 31,
	2013	2012
Deferred revenue	$4,158	$3,593
Deferred cost of goods sold	1,520	1,289
Deferred gross profit	$2,638	$2,304

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

The details of changes in the Company’s warranty accrual are as follows:

	Year ended December 31,
	2013	2012
Balance at the beginning of year	$385	$467
Accruals/additions	433	443
Usage/claims	(480)	(525)
Balance at end of year	$338	$385

Advertising – The Company expenses advertising costs as incurred. Advertising costs consist of trade shows, magazine advertisements, and other forms of media. Advertising expenses for the years ended December 31, 2013 and 2012 totaled $472 and $525, respectively, and are included under the caption “Sales and Marketing”.

Research and Product Development Costs – The Company expenses research and product development costs as incurred.

Income Taxes – The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry-forwards. These temporary differences will result in deductible or taxable amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some or all of the deferred tax assets may not be realized. The Company evaluates the realizability of its net deferred tax assets on a quarterly basis and valuation allowances are provided, as necessary. Adjustments to the valuation allowance increase or decrease the Company’s income tax provision or benefit. As of December 31, 2013 and 2012, the Company had a valuation allowance of

| F- 10 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

$378 and $270 against capital loss carryovers, foreign net operating losses, and state research and development credits, respectively.

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

Earnings Per Share – The following table sets forth the computation of basic and diluted earnings per common share:

	Year ended December 31,
	2013	2012
Numerator:
Net income	$5,179	$26,647
Denominator:
Basic weighted average shares	9,064,340	9,107,234
Dilutive common stock equivalents using treasury stock method	391,178	107,451
Diluted weighted average shares	9,455,518	9,214,685

Basic earnings per common share:	$0.57	$2.93
Diluted earnings per common share:	$0.55	$2.89

Weighted average options outstanding	1,128,045	1,197,487
Anti-dilutive options not included in the computation	149,773	681,820

Share-Based Payment – We estimate the fair value of stock options using the Black-Scholes option pricing model, which requires certain estimates, including an expected forfeiture rate and expected term of options granted. We also make decisions regarding the method of calculating expected volatilities and the risk-free interest rate used in the option-pricing model. The resulting calculated fair value of stock options is recognized as compensation expense over the requisite service period, which is generally the vesting period. When there are changes to the assumptions used in the option-pricing model, including fluctuations in the market price of our common stock, there will be variations in the calculated fair value of our future stock option awards, which results in variation in the compensation cost recognized.

Recent Accounting Pronouncements

After evaluating the recent accounting pronouncements through the date of this filing, the Company has concluded that their application will have no material impact on the Company’s financial results.

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
The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at December 31, 2013 were as follows:

| F- 11 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

(In thousands)	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
December 31, 2013
Available-for-sale securities:
Corporate bonds and notes	$18,832	$68	$(43)	$18,857
Municipal bonds	6,658	22	(11)	6,669

Total available-for-sale securities	$25,490	$90	$(54)	$25,526

Maturities of marketable securities classified as available-for-sale securities were as follows at December 31, 2013:

(In thousands)	Amortized cost	Estimated fair value

Due within one year	$3,198	$3,200
Due after one year through five years	20,711	20,737
Due after five years through ten years	1,581	1,589

Total available-for-sale securities	$25,490	$25,526

Debt securities in an unrealized loss position as of December 31, 2013 were not deemed impaired at acquisition and subsequent declines in fair value are not deemed attributed to declines in credit quality. Management believes that it is more likely than not that the securities will receive a full recovery of par value. The available-for-sale marketable securities in a gross unrealized loss position as of December 31, 2013 are summarized as follows:

	Less than 12 months		More than 12 months		Total
(In thousands)	Estimated fair value	Gross unrealized holding losses	Estimated fair value	Gross unrealized holding losses	Estimated fair value	Gross unrealized holding losses
As of December 31, 2013
Corporate bonds and notes	$204	$(1)	$6,687	$(42)	$6,891	$(43)
Municipal bonds	355	(1)	1,125	(10)	1,480	(11)

	$559	$(2)	$7,812	$(52)	$8,371	$(54)

3. Business Combinations, Goodwill and Intangibles

Acquisition of video conferencing business

On February 16, 2012, the Company completed the acquisition of the video conferencing business of Israel-based VCON Video Conferencing, Ltd. (“VCON”) through an asset purchase agreement. VCON was a pioneer in software-based video conferencing solutions with product offerings that include group video conferencing endpoints, desktop video conferencing endpoints, video conferencing infrastructure solutions and software development kits. This acquisition and the combination of streaming and digital signage technologies have provided us with complementary technology opportunities allowing us to enter new growth markets.

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

Fair Value
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

Unaudited Supplemental Pro Forma information for the acquisition is as follows:

1)	Revenue and net loss from the video conferencing business from February 16, 2012 to December 31, 2012 were $1,319 and ($1,170), respectively.

2)
Revenue and earnings of the combined entity for the years ended December 31, 2013 and 2012 calculated as though the business combination occurred prior to the year ended December 31, 2012, were as follows:

	Year ended December 31,
	2013	2012
Revenue	$49,592	$46,630
Net income	5,179	26,603

3)	There were no material, nonrecurring pro forma adjustments directly attributable to the acquisition included in this supplemental Pro Forma information.

Goodwill

Changes in the carrying amount of the company's goodwill for the years ended December 31, 2013 and 2012 were as follows:

	2013	2012
Balance as of January 1,
Goodwill	$3,472	$1,153
Accumulated impairment losses	—	—
	3,472	1,153
Goodwill acquired during the year	—	2,319
Balance as of December 31,
Goodwill	3,472	3,472
Accumulated impairment losses	—	—
	$3,472	$3,472

| F- 13 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

Intangible Assets

Intangible assets as of December 31, 2013 and 2012 consisted of the following:

	Estimated	As of December 31,
	useful lives	2013	2012
Tradename	7 years	$435	$435
Patents and technological know-how	10 years	2,070	2,070
Proprietary software	3 to 15 years	2,961	2,961
In-process research and development	Indefinite	—	159
Other	5 years	208	49
		5,674	5,674
Accumulated amortization		(1,964)	(1,416)
		$3,710	$4,258

During the years ended December 31, 2013 and 2012, amortization of these intangible assets were $548 and $679, respectively.

The estimated future amortization expense of intangible assets is as follows:

Years ending December 31,
2014	$559
2015	515
2016	477
2017	389
2018	374
Thereafter	1,396
$3,710
4. Inventories

Inventories, net of reserves, consisted of the following:

	As of December 31,
	2013	2012
Current:
Raw materials	$1,362	$734
Finished goods (including distributor channel inventories)	10,916	10,139
	$12,278	$10,873
Long-term:
Raw materials	$227	$891
Finished goods	324	1,064
	$551	$1,955

Long-term inventory represents inventory held in excess of our current (next 12 months) requirements based on our recent sales and forecasted level of sales. We have developed programs to reduce the inventory to normal operating levels in the near future. We expect to sell the above inventory, net of reserves, at or above the stated cost and believe that no loss will be incurred on its sale.

Current finished goods include distributor channel inventories in the amounts of approximately $1,520 and $1,289 as of December 31, 2013 and 2012, respectively. Distributor channel inventories represent inventory at distributors and other customers where revenue recognition criteria have not been achieved.

The losses incurred on valuation of inventory at the lower of cost or market value and write-off of obsolete inventory amounted to $996 and $1,235 during the years ended December 31, 2013 and 2012, respectively.

| F- 14 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

5. Property and Equipment

Major classifications of property and equipment and estimated useful lives were as follows:

	Estimated	As of December 31,
	useful lives	2013	2012
Office furniture and equipment	3 to 10 years	$6,676	$9,552
Leasehold improvements	1 to 6 years	1,429	1,413
Manufacturing and test equipment	2 to 10 years	2,681	2,673
		10,786	13,638
Accumulated depreciation and amortization		(8,961)	(11,930)
Property and equipment, net		$1,825	$1,708

Depreciation and amortization expense on property and equipment for the years ended December 31, 2013 and 2012 was $874 and $1,238, respectively.

6. Leases and Deferred Rent

Rent expense is recognized on a straight-line basis over the period of the lease taking into account future rent escalation and holiday periods. Rent expense was $909 and $973, including amortization of deferred rent of $110 and $42, for the years ended December 31, 2013 and 2012, respectively.

We currently occupy a 31,000 square-foot facility in Salt Lake City, Utah under the terms of an operating lease expiring in May 2016 which supports our principal administrative, sales, marketing, customer support, and research and product development activities.

We occupy a 40,000 square-foot warehouse in Salt Lake City, Utah under the terms of an operating lease expiring in December 2017, which serves as our primary inventory fulfillment and repair center and digital signage product assembly workshop. Our earlier lease of a 24,000 square-foot warehouse in Salt Lake City terminated in January 2012.

We leased a warehouse measuring approximately 5,600 square-feet in Hong Kong to support our partners and customers located in the Asia-Pacific region. This operating lease expired February 2014 and has not been renewed. This warehouse is maintained to support our partners and customers located in the Asia-Pacific region.

We occupy a 11,100 square-foot facility in Austin, Texas under the terms of an operating lease expiring in August 2016, which serves as an additional facility to support our administrative, sales, marketing, customer support, and research and development activities.

We currently lease a 4,700 square foot office facility in Hod Hasharon, Israel to primarily support our research and development activities. We previously leased a 1,000 square foot warehouse in Tzur Yigal. The Hod Hasharon lease expired in December 2013 and was renewed for an additional 24-month period. Upon expiration, we will have the option to extend the lease for two to four additional years. The Tzur Yigal lease expired in August 2013 and was not renewed.

We entered into a new lease agreement in March 2014 for a manufacturing and office facility in Alachua, Florida measuring approximately 46,000 square feet for a period of two years with an option to extend the lease by two more years. The Alachua facility will primarily be used to manufacture our wireless microphone products and to support this business.

Future minimum lease payments under non-cancellable operating leases with initial terms of one year or more are as follows:

| F- 15 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

Years ending December, 31,
2014	$914
2015	945
2016	581
2017	260
2018	91
Thereafter	91
Total minimum lease payments	$2,882

7. Accrued Liabilities

Accrued liabilities consist of the following:

	As of December 31,
	2013	2012
Accrued salaries and other compensation	$783	$1,345
Other accrued liabilities	978	798
Total	$1,761	$2,143

8. Commitments and Contingencies

We establish contingent liabilities when a particular contingency is both probable and estimable. The Company is not aware of any pending claims or assessments, other than as described below, which may have a material adverse impact on the Company’s financial position or results of operations.

Outsource Manufacturers. We have manufacturing agreements with electronics manufacturing service ("EMS") providers related to the outsourced manufacturing of our products. Certain manufacturing agreements establish annual volume commitments. We are also obligated to repurchase Company-forecasted but unused materials. The Company has non-cancellable, non-returnable, and long-lead time commitments with its EMS providers and certain suppliers for inventory components that will be used in production. The Company’s purchase commitments under such agreements is approximately $2,862 as of December 31, 2013.

Uncertain Tax Positions. As further discussed in Note 12 - Income Taxes of the Notes to Consolidated Financial Statements, we have adopted the provisions of Accounting Standards Codification ASC 740. We had $1,901 of uncertain tax positions as of December 31, 2013. Due to the inherent uncertainty of the underlying tax positions, it is not possible to forecast the payment of this liability to any particular year.

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

Former Officer Indemnification

In July 2007 and January 2008, the U.S. Attorney for the District of Utah indicted two of our former officers, Frances Flood (“Flood”) and Susie Strohm (“Strohm”), for allegedly causing us to issue materially misstated financial statements for our 2001 and 2002 fiscal years and for perjury in connection with the investigation by the SEC into the alleged misstatements.  In December 2003, we entered into indemnification agreements with each former officer, requiring payment of all reasonable attorneys’ fees and costs incurred in defending against the charges in certain circumstances consistent with and subject to limitations imposed by our bylaws and applicable law.  To date, we have paid approximately $3,630 in attorneys’ fees and costs to defend against the charges. In February 2009, Flood was convicted on nine counts and Strohm was convicted on one count. In June 2010, Flood was sentenced to four years in prison and three years of probation and Strohm was sentenced to two years of probation plus 150 hours of community service.  In April 2011, the Tenth Circuit Court of Appeals in Denver affirmed Flood’s conviction, but has allowed her to assert in a collateral proceeding her claim that she received ineffective assistance of counsel. In November 2011, the Tenth Circuit affirmed Strohm’s perjury conviction as well.

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

| F- 16 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The Tenth Circuit Court of Appeals issued a ruling in August 2010 vacating the District Court’s preliminary injunction on the grounds that it rested on a legally erroneous interpretation of Flood’s Employment Separation Agreement.  ClearOne filed a motion in the United States District Court for the District of Utah seeking a return of the monies paid by ClearOne pursuant to the Court’s order. The District Court granted ClearOne’s motion in January 2012 for return of the $248 held in the Court’s escrow, but denied ClearOne’s motion with respect to the $373 paid to Flood’s attorneys.

ClearOne filed a motion for summary judgment in August 2012 seeking dismissal of Flood's claims and judgment on our own claims against Flood. On or about March 1, 2013, Flood filed for bankruptcy in the U.S. Bankruptcy Court for the Eastern District of Virginia. On March 19, 2013, the US District Court for the District of Utah issued an order staying this case.

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

The District Court entered Judgment against ClearOne in June 2011 for $973 in fees and expenses in the criminal case, plus $362 in interest at 18% through February 1, 2011, which amounts were paid by ClearOne under protest to Dorsey on February 1, 2011.  The Judgment also included $865 in civil case fees and expenses plus interest.  ClearOne has posted a cash bond to cover the civil case fees and interest pending ClearOne’s appeal. ClearOne as well as Dorsey appealed against the judgment. The Utah Supreme Court heard oral arguments in September 2012.

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

The litigation involved various appeals filed by all parties extended to various state courts, federal courts and the federal appeal court. The court found the defendants guilty of willfully and maliciously misappropriating our trade secrets. Various awards were made in ClearOne's favor and against the defendants. Biamp settled with us and paid $3,860 after we won the appeal in the Tenth Circuit court. We also settled with one of the defendants and received $250 in February 2012. We have various awards against other defendants amounting to approximately $7,658 owed jointly and severally by them. While we intend to vigorously pursue collection of these outstanding awards, there can be no assurance that we will ultimately collect on all or a portion of these awards.

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

Of the options granted subsequent to June 2002, all vesting schedules are based on 3 or 4-year vesting schedules, with either one-third or one-fourth vesting on the first anniversary and the remaining options vesting ratably over the remainder of the vesting term. Generally, directors and officers have 3-year vesting schedules and all other employees have 4-year vesting schedules. Additionally, in the event of a change in control or the occurrence of a corporate transaction, the Company’s Board of Directors has the authority to elect that all unvested options shall vest and become exercisable immediately prior to the event or closing of the transaction. All options outstanding as of December 31, 2013 had contractual lives of ten years. Under the 1998 Plan, 2,500,000 shares were authorized for grant. As of December 31, 2013, there were 550,000 options outstanding under the 1998 Plan, which includes the cliff vesting and 3 or 4-year vesting options discussed above. As of December 31, 2013, there were 561,274 options outstanding under the 2007 Plan. As of December 31, 2013, the 2007 Plan had 259,154 authorized unissued options, while there were no options remaining that could be granted under the 1998 Plan.

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

| F- 18 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

In applying the Black-Scholes methodology to the options granted, the Company used the following assumptions:

	Year ended December 31,
	2013	2012
Risk-free interest rate, average	1.8%	1.3%
Expected option life, average	6.8 years	7.2 years
Expected price volatility, average	49.8%	51.4%
Expected dividend yield	—%	—%

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

The following table shows the stock option activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
As of December 31, 2012	1,137,283	$4.63
Granted	127,500	8.52
Expired and canceled	(4,323)	4.03
Forfeited prior to vesting	(26,536)	4.73
Exercised	(122,650)	3.99
As of December 31, 2013	1,111,274	$5.15	4.86	$4,016
Vested and Expected to Vest at December 31, 2013	1,111,274	$5.15	4.86	$4,016
Vested at December 31, 2013	850,159	$4.76	3.62	$3,395

The weighted average per share fair value of options granted during the years ending December 31, 2013 and 2012 was $4.38 and $2.16 respectively. The total intrinsic value of options exercised during the years ended December 31, 2013 and 2012 was $448 and $152, respectively.

The total pre-tax compensation cost related to stock options recognized during the years ended December 31, 2013 and 2012 was $296 and $241, respectively. Tax benefit from compensation cost related to stock options during the years ended December 31, 2013 and 2012 was $86 and $18, respectively. As of December 31, 2013, the total compensation cost related to stock options not yet recognized and before the effect of any forfeitures was $784, which is expected to be recognized over approximately the next 2.6 years on a straight-line basis.

Stock Repurchase Program

In May 2012, our Board of Directors authorized a stock repurchase program to purchase the Company's common stock in the open market. A total of 300,087 and 94,744 shares costing $2,416 and $384 were purchased under this program during the years ended December 31, 2013 and 2012. The cost of shares purchased is recorded as a reduction to shareholders' equity. As of December 31, 2013, the Company was authorized to purchase approximately $7.2 million worth of additional shares in the open market.

| F- 19 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

10. Significant Customers

Sales to significant customers that represented more than 10 percent of total revenues are as follows:

	Year ended December 31,
	2013	2012
Customer A	18.2%	17.5%
Customer B	10.8%	*
Total	29.0%	17.5%

* Sales didn't exceed 10% of the revenue.

The following table summarizes the percentage of total gross accounts receivable from significant customers:

	As of December 31,
	2013	2012
Customer A	24.9%	20.3%
Customer B	12.4%	*
Total	37.3%	20.3%

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
Level 3 - Unobservable inputs.
The substantial majority of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. The following table sets forth the fair value of the financial instruments re-measured by the Company as of December 31, 2013:

	Level 1	Level 2	Level 3	Total
(In thousands)
December 31, 2013
Corporate bonds and notes	$—	$18,857	$—	$18,857
Municipal bonds	—	6,669	—	6,669

Total	$—	$25,526	$—	$25,526

| F- 20 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

12. Income Taxes

Consolidated income before taxes for domestic and foreign operations consisted of the following:

	Year ended December 31,
	2013	2012
Domestic	$8,714	$42,990
Foreign	(945)	(435)
Total	$7,769	$42,555

The Company's (provision) for income taxes consisted of the following:

	Year ended December 31,
	2013	2012
Current:
Federal	$(1,993)	$(16,910)
State	(765)	(381)
Foreign	144	(74)
Total current	(2,614)	(17,365)
Deferred:
Federal	202	455
State	(234)	46
Foreign	165	160
	133	661
Change in valuation allowance	(109)	796
Total deferred	24	1,457
(Provision) for income taxes	$(2,590)	$(15,908)

The income tax (provision) differs from that computed at the federal statutory corporate income tax rate as follows:

	Year ended December 31,
	2013	2012
Tax (provision) at Federal statutory rate	$(2,642)	$(14,894)
State income tax (provision), net of federal benefit	(293)	(1,476)
Research and development tax credits	616	357
Foreign earnings or losses taxed at different rates	(170)	(136)
Other	8	(555)
Change in valuation allowance	(109)	796
Tax (provision)	$(2,590)	$(15,908)

| F- 21 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The tax effects of significant temporary differences representing net deferred tax assets and liabilities consisted of the following:

	As of December 31, 2013		As of December 31, 2012
	Current	Long-term	Current	Long-term
Deferred revenue	$971	$—	$856	$—
Basis difference in intangible assets	—	82	—	159
Inventory reserve	1,955	—	1,871	—
Net operating loss carryforwards	—	682	—	667
Research and development tax credits	—	31	—	248
Accrued expenses	159	—	140	—
Stock-based compensation	—	679	—	684
Allowance for sales returns and doubtful accounts	47	—	20	—
Difference in property and equipment basis	—	(388)	—	(475)
Other	458	51	462	(19)
Total net deferred income tax asset	3,590	1,137	3,349	1,264
Less: Valuation allowance	(265)	(113)	(201)	(69)
Net deferred income tax asset (liability)	$3,325	$1,024	$3,148	$1,195

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

In accordance with ASC Topic 740, the Company analyzed its valuation allowance at December 31, 2013 and determined that, based upon available evidence, it is more likely than not that certain of its deferred tax assets may not be realized and, as such, has established a valuation allowance against certain deferred tax assets.  These deferred tax assets include capital loss carryovers, state research and development credits, and Hong Kong net operating loss carryforwards.

The statute allowing a federal research and development credit (the “R&D Credit”) expired for years beginning after December 31, 2011. Congress renewed the R&D Credit for the years 2012 and 2013 with the American Taxpayer Relief Act of 2012 (the “Act”). Accounting guidance requires that the effects of a change in tax law be recognized in the period that includes the enactment date. For U.S. federal tax purposes, the enactment date of the Act is the date the President signs the bill into law. The President did not sign the Act into law until January 2, 2013. Therefore, the benefit for the 2012 R&D credit was recognized in the first quarter of 2013 as a discrete tax benefit. The total amount of 2012 federal R&D credit benefit recognized in 2013 was $277.

As of December 31, 2013, the Company had state research credit carryforwards of $34, which will begin to expire in 2027 if not utilized.  The Company has federal net operating loss (“NOL”) carryforwards of approximately $1,118 (pre-tax) and Hong Kong NOL carryforwards of approximately $1,827 (pre-tax).  The federal NOL carryforwards will begin to expire in 2025. The Hong Kong NOL carryforwards do not expire.

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

The total amount of unrecognized tax benefits at December 31, 2013 and 2012, that would favorably impact our effective tax rate if recognized was $623 and $802, respectively.   As of December 31, 2013 and 2012, we accrued $51 and $56, respectively, in interest and penalties related to unrecognized tax benefits.  We account for interest expense and penalties for unrecognized tax benefits as part of our income tax provision.

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

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax positions is as follows:

	Year ended December 31,
	2013	2012
Balance - beginning of year	$2,384	$523
Additions based on tax positions related to the current year	84	795
Additions for tax positions of prior years	45	1,082
Reductions for tax positions of prior years	(518)	—
Settlements	—	—
Lapse in statutes of limitations	(94)	(16)
Uncertain tax positions, ending balance	$1,901	$2,384

The Company’s U.S. federal income tax returns for 2010 through 2013 are subject to examination.  The Company also files in various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state, or non-U.S. income tax examinations by tax authorities for years prior to 2010.  The Company completed its audit by the Internal Revenue Service (“IRS”) for its 2006 tax return in 2010.  As a result of the audit by the IRS, there were no material adjustments made to the Company’s tax return.

The Inland Revenue Department of Hong Kong, a Special Administrative Region (the “IRD”), commenced an examination of the Company's Hong Kong profits tax returns for 2009 through 2011 in the fourth quarter of 2012 that is anticipated to be completed by the end of 2014. The Company does not anticipate the examination will result in a material change to its financial position. During the next twelve months, it is reasonably possible that the amount of the Company's unrecognized income tax benefits could change significantly. These changes could be the result of our ongoing tax audits or the settlement of outstanding audit issues. However, due to the issues being examined, at the current time, an estimate of the range of reasonably possible outcomes cannot be made, beyond amounts currently accrued.

13. Geographic Sales Information

The United States was the only country to contribute more than 10 percent of total revenues in each fiscal year. The Company’s revenues are substantially denominated in U.S. dollars and are summarized geographically as follows:

	Year ended December 31,
	2013	2012
United States	$32,292	$30,312
All other countries	17,300	16,105
Total	$49,592	$46,417

13. Subsequent Events

Agreement to Acquire Spontania:
On January 7, 2014, we entered into an agreement to acquire Spontania from Spain-based Dialcom Networks, S.L. in an all-cash deal for €3.65 million (approximately US $5.00 million). Spontania is a software-based cloud collaboration solution which combines the benefits of video conferencing and web conferencing into a unique, effective and powerful enterprise solution that can scale to tens of thousands of users.
The addition of Spontania is expected to make ClearOne the only company offering an entirely software-based video conferencing product line that provides on-premise and cloud-based Software-as-a-Service (SaaS) and Platform-as-a-Service (PaaS) solutions and is expected to complement ClearOne’s existing premise-based, enterprise video conferencing offering,

| F- 23 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

COLLABORATE ® obtained from the VCON acquisition. ClearOne plans to fund the acquisition of substantially all of the assets of the Spontania business with available cash and will not assume any debt or cash. The acquisition is expected to close by the end of the first quarter of 2014, subject to customary closing conditions, including applicable regulatory approvals.

Acquisition of Sabine, Inc.:

On March 7, 2014, we completed the acquisition of Sabine, Inc. which will provide the company with reliable and exclusive access to the wireless microphones that are a critical component of ClearOne’s complete microphone portfolio. Under the terms of the transaction, ClearOne paid approximately $7.20 million in cash and approximately $1.50 million in ClearOne shares. In addition, ClearOne paid off Sabine debt of $1.25 million and may be required to make earn-out payments over the next three years, based on achievement of certain performance criteria.  ClearOne expects to maintain Sabine operations at its current headquarters in Alachua, Florida.

| F- 24 |