Form 10-Q
period 2014-03-31
CLEARONE INC
filed 2014-05-14
CIK 840715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
or
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of ClearOne common stock outstanding as of May 9, 2014 was 9,260,635.

CLEARONE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2014

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CLEARONE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)

	March 31, 2014	December 31, 2013
ASSETS	Unaudited
Current assets:
Cash and cash equivalents	$7,649	$17,192
Marketable securities	4,734	3,200
Receivables, net of allowance for doubtful accounts of $102 and $129, respectively	8,849	9,378
Inventories	11,063	10,758
Distributor channel inventories	1,578	1,520
Deferred income taxes	3,325	3,325
Prepaid expenses and other assets	7,050	2,693
Total current assets	44,248	48,066
Long-term marketable securities	21,645	22,326
Long-term inventories, net	575	551
Property and equipment, net	2,209	1,825
Intangibles, net	6,816	3,710
Goodwill	9,872	3,472
Deferred income taxes	980	1,024
Other assets	91	87
Total assets	$86,436	$81,061
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,324	$2,730
Accrued liabilities	2,627	1,761
Deferred product revenue	4,107	4,158
Total current liabilities	10,058	8,649
Deferred rent	246	286
Other long-term liabilities	2,363	1,791
Total liabilities	12,667	10,726
Shareholders' equity:
Common stock, par value $0.001, 50,000,000 shares authorized, 9,309,529 and 8,986,080 shares issued and outstanding	9	9
Additional paid-in capital	44,182	41,311
Accumulated other comprehensive income	96	23
Retained earnings	29,482	28,992
Total shareholders' equity	73,769	70,335
Total liabilities and shareholders' equity	$86,436	$81,061

See accompanying notes

CLEARONE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)

	Three months ended March 31,
	2014	2013
Revenue	$12,708	$11,293
Cost of goods sold	5,006	4,294
Gross profit	7,702	6,999

Operating expenses:
Sales and marketing	2,736	2,267
Research and product development	2,241	1,866
General and administrative	1,964	1,797
Total operating expenses	6,941	5,930

Operating income	761	1,069
Other income (expense), net	81	(14)
Income before income taxes	842	1,055
Provision for income taxes	352	324
Net income	$490	$731

Basic earnings per common share	$0.05	$0.08
Diluted earnings per common share	$0.05	$0.08

Basic weighted average shares outstanding	9,082,546	9,152,859
Diluted weighted average shares outstanding	9,558,941	9,394,181

Comprehensive income:
Net income	$490	$731
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities, net of tax	96	—
Comprehensive income	$586	$731

See accompanying notes

CLEARONE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$490	$731
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization expense	319	323
Amortization of deferred rent	(21)	(15)
Stock-based compensation expense	84	59
Provision for (recoveries of) doubtful accounts, net	(27)	27
Inventory valuation reserve adjustments	416	(34)
Loss on disposal of assets	2	—
Tax benefit from exercise of stock options	(87)	—
Changes in operating assets and liabilities:
Receivables	853	434
Inventories	40	(555)
Deferred income taxes	44	—
Prepaid expenses and other assets	886	(138)
Accounts payable	178	1,410
Accrued liabilities	210	(144)
Income taxes payable	235	(15,066)
Deferred product revenue	(51)	599
Net cash provided by (used in) operating activities	3,571	(12,369)

Cash flows from investing activities:
Payment towards business acquisitions	(13,048)	—
Purchase of property and equipment	(249)	(62)
Purchase of Patents	(90)	—
Purchases of marketable securities	(780)	—
Net cash (used in) investing activities	(14,167)	(62)

Cash flows from financing activities:
Proceeds from the exercise of stock options	1,021	76
Tax benefits from stock options	87	—
Stock registration costs	(55)	—
Treasury stock purchased	—	(574)
Net cash provided by (used in) financing activities	1,053	(498)

Net (decrease) in cash and cash equivalents	(9,543)	(12,929)
Cash and cash equivalents at the beginning of the period	17,192	55,509
Cash and cash equivalents at the end of the period	$7,649	$42,580
See accompanying notes

The following is a summary of tax related cash flow activities:

	Three months ended March 31,
	2014	2013
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$29	$15,346

The following is a summary of non-cash investing and financing activities:

	Three months ended March 31,
	2014	2013
Supplemental disclosure of cash flow information:
Issuance of common stock in connection with acquisition of business	$1,679	$—

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

These accompanying interim condensed consolidated financial statements for the three months ended March 31, 2014 and 2013, respectively, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are not audited. Certain information and footnote disclosures that are usually included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been either condensed or omitted in accordance with SEC rules and regulations. The accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of March 31, 2014 and December 31, 2013, the results of operations for the three months ended March 31, 2014 and 2013, and the statements of cash flows for the three months ended March 31, 2014 and 2013. The results of operations for the three months ended March 31, 2014 and 2013 are not necessarily indicative of the results for a full-year period.  These interim condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC.

Significant Accounting Policies:

The significant accounting policies were described in Note 1 to the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2013. There have been no changes to these policies during the three months ended March 31, 2014 that are of significance or potential significance to the Company.

Warranty Costs – The Company accrues for warranty costs based on estimated warranty return rates and estimated costs to repair. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty returns, and repair cost. The Company reviews the adequacy of its recorded warranty accrual on a quarterly basis.

The details of changes in the Company’s warranty accrual are as follows:

	March 31, 2014	December 31, 2013
Balance at the beginning of year	$338	$385
Warranty accruals/additions	94	433
Warranty usage	(106)	(480)
Balance at end of period	$326	$338

CLEARONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited – Dollars in thousands)

Earnings Per Share – The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended March 31,
	2014	2013
Numerator:
Net income	$490	$731
Denominator:
Basic weighted average shares outstanding	9,082,546	9,152,859
Dilutive common stock equivalents using treasury stock method	476,395	241,322
Diluted weighted average shares outstanding	9,558,941	9,394,181

Basic earnings per common share	$0.05	$0.08
Diluted earnings per common share	$0.05	$0.08

Weighted average options outstanding	1,044,208	1,128,483
Anti-dilutive options not included in the computations	116,000	208,957

2. Business Combination

On March 7, 2014, the Company completed the acquisition of Sabine, Inc. ("Sabine") through a stock purchase agreement ("SPA"). Sabine manufactures, designs, and sells Sacom professional wireless microphone systems for live and installed audio. It also makes FBX Feedback Exterminator for reliable automatic feedback control. With the addition of Sabine, ClearOne will have reliable and exclusive access to the wireless microphones that are a critical component of ClearOne’s complete microphone portfolio.

Pursuant to the SPA, the Company (i) paid initial consideration of $8,129 in cash, which is subject to a final working capital adjustment, (ii) accrued for possible additional earn-out payments over the next three years, estimated to be $573, and (iii) issued 150,000 shares of restricted common stock of the Company, valued at $1,679 (determined on the basis of the closing market price of the Company's stock on the acquisition date). The purchase price was paid out of cash on hand. The SPA contains representations, warranties and indemnifications customary for a transaction of this type.

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

The following table summarizes the consideration paid for the acquisition:

Consideration
Cash	$8,129
Common stock	1,679
Contingent consideration	573
Total	$10,381

The fair value of identified assets and liabilities acquired was as follows:

CLEARONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited – Dollars in thousands)

Fair value
Cash	$125
Accounts receivable	298
Inventories	844
Prepaid and other	116
Intangibles	3,180
Property, plant and equipment	292
Goodwill	6,399
Trade accounts payable	(416)
Accrued liabilities	(402)
Stock registration costs	(55)
Total	$10,381

The fair value of accounts receivable acquired is $298 which is net of an allowance for doubtful accounts of $2.

The goodwill of $6,399 related to the acquisition of of Sabine is composed of expected synergies in utilizing Sabine technology in ClearOne product offerings, reduction in future combined research and development expenses, and intangible assets including acquired workforce that do not qualify for separate recognition. The goodwill balance of $6,399 related to the acquisition of Sabine is deductible for tax purposes.

The Company incurred $341 towards acquisition related expenses, all of which are categorized under General and administrative expenses in the Consolidated Statement of Operations for the period ended March 31, 2014.

Supplemental Pro Forma Information:

1) Revenue and net loss from the Sabine business from March 8, 2014 to March 31, 2014 was $84 and $163 respectively.
2) Revenue and earnings of the combined entity as though the business combination occurred as of January 1, 2013 were as follows:

	Three months ended March 31,
	2014	2013
Revenue	$12,977	$12,163
Earnings	249	750
Basic and diluted earnings per common share	$0.03	$0.08

3) There were no material, nonrecurring pro forma adjustments directly attributable to the acquisition included in this Supplemental Pro Forma Information.

See Note 10. Subsequent Events for information regarding the Spontania acquisition.

3.	Marketable Securities
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

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at March 31, 2014 and December 31, 2013 were as follows:

CLEARONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited – Dollars in thousands)

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
March 31, 2014
Available-for-sale securities:
Corporate bonds and notes	$19,605	$149	$(17)	$19,737
Municipal bonds	6,620	29	(7)	6,642
Total available-for-sale securities	$26,225	$178	$(24)	$26,379

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
December 31, 2013
Available-for-sale securities:
Corporate bonds and notes	$18,832	$68	$(43)	$18,857
Municipal bonds	6,658	22	(11)	6,669
Total available-for-sale securities	$25,490	$90	$(54)	$25,526

Maturities of marketable securities classified as available-for-sale securities were as follows at March 31, 2014:

	Amortized cost	Estimated fair value
March 31, 2014
Due within one year	$4,724	$4,734
Due after one year through five years	19,927	20,036
Due after five years through ten years	1,574	1,609
Total available-for-sale securities	$26,225	$26,379

4.	Intangible Assets

Intangible assets as of March 31, 2014 and December 31, 2013 consisted of the following:

	Estimated useful lives	March 31, 2014	December 31, 2013
Tradename	7 years	$435	$435
Patents and technological know-how	10 years	5,310	2,070
Proprietary software	3 to 15 years	2,961	2,961
Other	5 years	238	208
		8,944	5,674
Accumulated amortization		(2,128)	(1,964)
		$6,816	$3,710

The amortization of intangible assets for the three months ended March 31, 2014 and March 31, 2013 was as follows:

	Three months ended March 31,
	2014	2013
Amortization of intangible assets	$164	$143

CLEARONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited – Dollars in thousands)

The estimated future amortization expense of intangible assets is as follows:

Years ending December 31,
2014 (remainder)	$665
2015	847
2016	810
2017	721
2018	700
Thereafter	3,073
$6,816

5.	Inventories

Inventories, net of reserves, as of March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013
Current:
Raw materials	$1,959	$1,362
Finished goods	10,682	10,916
	$12,641	$12,278
Long-term:
Raw materials	$256	$227
Finished goods	319	324
	$575	$551

Long-term inventory represents inventory held in excess of our current (next 12 months) requirements based on our recent sales and forecasted level of sales. We expect to sell the above inventory, net of reserves, at or above the stated cost and believe that no loss will be incurred on its sale.

Current finished goods include consigned inventory in the amounts of approximately $1,578 and $1,520 as of March 31, 2014 and December 31, 2013, respectively. Consigned inventory represents inventory at distributors and other customers where revenue recognition criteria have not yet been achieved.

The following table summarizes the losses incurred on valuation of inventory at lower of cost or market value and write-off of obsolete inventory during the three months ended March 31, 2014 and 2013, respectively.

	Three months ended March 31,
	2014	2013
Net loss (gain) on valuation of inventory and write-off of obsolete inventory	$416	$(34)

6.	Share-based Compensation

Share-based compensation expense has been recorded as follows:

	Three months ended March 31,
	2014	2013
Cost of goods sold	$2	$2
Sales and marketing	20	15
Research and product development	11	11
General and administrative	51	31
	$84	$59

CLEARONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited – Dollars in thousands)

As of March 31, 2014, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, was approximately $641, which will be recognized over a weighted average period of 2.31 years.

7.	Shareholders’ Equity

The following table summarizes the change in shareholders’ equity during the three months ended March 31, 2014 and 2013, respectively:

	Three months ended March 31,
	2014	2013
Balance at the beginning of the period	$70,335	$66,668
Net income during the period	490	731
Treasury stock purchased	—	(574)
Share-based compensation	84	59
Tax benefit - stock option exercise	87	—
Exercise of stock options	1,021	76
Stock issued for acquisitions	1,679	—
Unrealized gain or loss on investments, net of tax	73	—
Balance at end of the period	$73,769	$66,960

8.	Fair Value Measurements

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
Level 3 - Unobservable inputs.
The substantial majority of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. The following table sets forth the fair value of the financial instruments re-measured by the Company as of March 31, 2014 and December 31, 2013:

	Level 1	Level 2	Level 3	Total
March 31, 2014
Corporate bonds and notes	$—	$19,737	$—	$19,737
Municipal bonds	—	6,642	—	6,642
Total	$—	$26,379	$—	$26,379

	Level 1	Level 2	Level 3	Total
December 31, 2013
Corporate bonds and notes	$—	$18,857	$—	$18,857
Municipal bonds	—	6,669	—	6,669
Total	$—	$25,526	$—	$25,526

9.	Income Taxes

The Company's forecasted effective tax rate at March 31, 2014 is 35.0%, a 1.7% increase from the 33.3% effective tax rate recorded at December 31, 2013. The forecasted effective tax rate of 35.0% excludes jurisdictions for which no benefit from forecasted current year losses is anticipated. Including losses from such jurisdictions results in a forecasted effective tax rate of 43.2%. Our forecasted effective tax rate could fluctuate significantly on a quarterly basis and could change, to the extent that earnings in countries with tax rates that differ from that of the U.S. differ, from amounts anticipated at March 31, 2014.

After discrete benefit of $82, the effective tax rate for the quarter ended March 31, 2014 is 41.9%. The discrete benefit is primarily attributable to tax benefits of share-based compensation.

10.	Subsequent Events

As announced December 20, 2013 ClearOne, Inc. entered into an agreement to acquire the Spontania business of Spain-based Dialcom Networks, S.L., which was a software-based video collaboration product line. The Spontania purchase closed on April 1, 2014. The aggregate purchase price under the terms of the transaction was approximately €3.66 million in cash (approximately US $5.0 million), after certain closing adjustments. ClearOne did not assume any debt or cash. The cash purchase price was paid out of cash on hand.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements in this report, other than statements of historical fact, are forward-looking statements for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing.  All forward-looking statements included in this report are made as of the date hereof and are based on information available to us as of such date.  We assume no obligation to update any forward-looking statement.   In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,”  “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology.  Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that any such expectations or any forward-looking statement will prove to be correct.  Our actual results will vary, and may vary materially, from those projected or assumed in the forward-looking statements.  Future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, without limitation, product recalls and product liability claims; infringement of our technology or assertion that our technology infringes the rights of other parties; termination of supplier relationships, or failure of suppliers to perform; inability to successfully manage growth; delays in obtaining regulatory approvals or the failure to maintain such approvals; concentration of our revenue among a few customers, products or procedures; development of new products and technology that could render our products obsolete; market acceptance of new products; introduction of products in a timely fashion; price and product competition, availability of labor and materials, cost increases, and fluctuations in and obsolescence of inventory; volatility of the market price of our common stock; foreign currency fluctuations; changes in key personnel; work stoppage or transportation risks; integration of business acquisitions; and other factors referred to in our press releases and reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2013. All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Additional factors that may have a direct bearing on our operating results are discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

BUSINESS OVERVIEW

We are a global company that designs, develops and sells conferencing, collaboration, streaming and digital signage solutions for voice and visual communications. The performance and simplicity of our advanced comprehensive solutions offer unprecedented levels of functionality, reliability and scalability.

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

Our business goals are to:

•	Maintain our leading global market share in professional audio conferencing products for large businesses and organizations;

•	Leverage the video conferencing, streaming and digital signage technologies we have acquired over the years to enter new growth markets;

•	Focus on the small and medium business (SMB) market with scaled, lower cost and less complex products and solutions;

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	Capitalize on the increasing adoption of unified communications and introduce new products through information technology channels;

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

Our revenues were $12.7 million and $11.3 million during the three months ended March 31, 2014 and 2013, respectively. The increase in revenues was due to increased sales of microphone products and professional audio products. Our gross profit increased by $703 thousand during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Net income decreased by $241 thousand during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Net income for the three months ended March 31, 2014 decreased primarily due to acquisition expenses related to Sabine and Spontania acquisitions. Results also reflect increased tax expense for this quarter as Congress did not extend certain R&D tax credits.

We expect continued growth in revenue from microphone products and new products. However the prospects of growth and its magnitude in both revenues and profits in the near future would depend on the strength of the global economy and the penetration level of our new products, including products added through acquisitions. We continue to closely monitor the economic situation caused by the US government's budget cuts and global economic events.

A detailed discussion of our results of operations follows below.

ANALYSIS OF RESULTS OF OPERATIONS
Results of Operations for the three months ended March 31, 2014, and 2013

The following table sets forth certain items from our unaudited condensed consolidated statements of operations (dollars in thousands) for the three months ended March 31, 2014 and 2013, respectively, together with the percentage of total revenue which each such item represents:

	Three months ended March 31,
	2014	% of Revenue	2013	% of Revenue
Revenue	$12,708	100%	$11,293	100%
Cost of goods sold	5,006	39%	4,294	38%
Gross profit	7,702	61%	6,999	62%
Sales and marketing	2,736	22%	2,267	20%
Research and product development	2,241	18%	1,866	17%
General and administrative	1,964	15%	1,797	16%
Operating income	761	6%	1,069	9%
Other income (expense), net	81	1%	(14)	0%
Income before income taxes	842	7%	1,055	9%
Provision for income taxes	352	3%	324	3%
Net income	$490	4%	$731	6%

Revenue

Revenue for the three months ended March 31, 2014 was approximately $12.7 million, an increase of approximately 13% over the three months ended March 31, 2013. The increase in revenue was due to increased demand in North America and EMEA (Europe, Middle East, and Africa). The increase is mainly attributable to growth in demand for our microphone products and other professional audio products partially offset by decline in unified communications and video products revenue.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The net change in deferred revenue during the three months ended March 31, 2014 and 2013 was a net decrease in deferred revenue of $51 thousand and a net increase in deferred revenue of $565 thousand, respectively. See “Critical Accounting Policies and Estimates” under “Revenue and Associated Allowance for Revenue Adjustments and Doubtful Accounts” below for a detailed discussion of deferred revenue.

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

Our gross profit margin (GPM), which is gross profit as a percentage of revenue, was 61% and 62% for the three months ended March 31, 2014 and 2013, respectively. The 1% decrease in gross margin was primarily due to an increase in obsolescence related charges.
Operating Expenses

Operating expenses for the three months ended March 31, 2014 increased by approximately $1.0 million to $6.9 million compared to $5.9 million for the three months ended March 31, 2013.

Sales and Marketing (“S&M”) Expenses. S&M expenses include selling, customer service, and marketing expenses, such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses.

S&M expenses of approximately $2.7 million for the three months ended March 31, 2014 increased $469 thousand, or 21%, when compared to S&M expenses of approximately $2.3 million for the three months ended March 31, 2013 due to increases in commission and bonus payments to employees and independent sales agents, increased headcount, and increased marketing expenses.

Research and Development (“R&D”) Expenses.  R&D expenses include research and development and product line management, including employee-related costs, outside services, expensed materials and depreciation, and an allocation of overhead expenses.

R&D expenses of approximately $2.2 million for the three months ended March 31, 2014 increased by $375 thousand, or 20%, when compared to R&D expenses of approximately $1.9 million for the three months ended March 31, 2013. R&D expenses increased due to increased R&D project related cost.

General and Administrative (“G&A”) Expenses. G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs, and corporate administrative costs, including finance, information technology and human resources.

G&A expenses of approximately $2.0 million for the three months ended March 31, 2014 increased by $167 thousand, or 9%, when compared to G&A expenses of approximately $1.8 million for the three months ended March 31, 2013. G&A expenses increased due to acquisition related costs, and increases in amortization of intangibles, bad debts expense, audit and accounting fees and legal fees.

We continue to incur legal expenses due to various legal proceedings explained in detail in our Form 10-K for the year ended December 31, 2013.

Other income (expense), net

Other income (expense), net, includes interest income, interest expense, and currency gain (loss).

Provision for income taxes

During the three months ended March 31, 2014, we accrued income taxes at the forecasted effective tax rate of 35.0% as compared to the forecasted effective tax rate of 33.4% used during the three months ended March 31, 2013. The 1.6% increase

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

in the forecasted effective tax rate was primarily due to the non-availability of Federal R&D tax credits, since Congress has not extended this benefit yet for 2014. In addition, a discrete tax benefit of $82 is primarily attributable to tax benefits of share-based compensation.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2014, our cash and cash equivalents were approximately $7.6 million, a decrease of approximately $9.6 million compared to cash and cash equivalents of approximately $17.2 million as of December 31, 2013.

Net cash provided by operating activities was $3.6 million during the three months ended March 31, 2014, an increase in cash flow of approximately $15.9 million compared to $12.4 million of cash used in operating activities during the three months ended March 31, 2013. The increase in cash flow was primarily due to reduced payment of income taxes in the first quarter of 2014 with the remaining differences due to the timing of receipts and payments of working capital, which include accounts receivable, accounts payable, accrued expenses, inventories, and prepaid expenses and other assets. In the first quarter of 2013 we paid income taxes related to arbitration settlement proceeds received in the last quarter of 2012.

Net cash used in investing activities was approximately $14.2 million during the three months ended March 31, 2014, a comparative net outflow of cash of approximately $14.1 million when compared to $62 thousand of cash used in investing activities during the three months ended March 31, 2013. Net cash used in investing activities during the three months ended March 31, 2014 included payments relating to the acquisition of the business of Sabine for $8.1 million and payments relating to the acquiring the Spontania product line of $5.0 million.

Net cash provided by financing activities was approximately $1.1 million during the three months ended March 31, 2014, a comparative net inflow of cash of approximately $1.6 million when compared to $498 thousand of cash used in investing activities during the three months ended March 31, 2013. Financing activities in the first quarter of 2014 primarily consisted of cash inflows of about $1.0 million from the exercise of stock options, while financing activities in the same period in 2013 consisted mostly of cash outflows of about $498 thousand related to repurchase of shares.

As of March 31, 2014, our working capital was $34.2 million as compared to $39.4 million as of December 31, 2013.

We believe that our current cash balance, future income from operations and effective management of working capital will provide the liquidity needed to meet our short-term and long-term operating requirements and finance our growth plans. We also believe that our strong financial position and sound business structure will enable us to raise additional capital when needed to meet our short and long-term financing needs. In addition to recent acquisitions and capital expenditures, we may use cash in the near future for selective infusions of technology, sales & marketing, infrastructure, and other investments to fuel our growth, as well as acquisitions that may strategically fit our business and are accretive to our performance. We may also use cash to finance the repurchase of our outstanding stock.

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

Our significant accounting policies are described in Note 2 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 and Note 1 to the Condensed Consolidated Financial Statements included herein. We believe the policies described below identify our most critical accounting policies, which are the policies that are both important to the representation of our financial condition and results and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

The amount of deferred cost of goods sold was included in consigned inventory. The following table details the amount of deferred revenue, cost of goods sold, and gross profit as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Deferred revenue	$4,107	$4,158
Deferred cost of goods sold	1,578	1,520
Deferred gross profit	$2,529	$2,638

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

Impairment of Goodwill and Intangible Assets
Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We perform impairment tests of goodwill and intangible assets with indefinite useful lives on an annual basis in the fourth fiscal quarter, or sooner if a triggering event occurs suggesting possible impairment of the values of these assets. There were no impairments recorded in 2014 or 2013 as no impairment indicators

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

existed. However, due to uncertainty in the industrial, technological, and competitive environments in which we operate, we might be required to exit or dispose of the assets acquired through our acquisitions, which could result in an impairment of goodwill and intangible assets.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2014 was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective as of March 31, 2014 to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

There was no change in our internal control over financial reporting during the quarter ended March 31, 2014 that materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.

CLEARONE, INC.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The following is an update to the status of the legal proceedings and commitments and contingencies reported in our Form 10-K for the year ended December 31, 2013 under Part I, Item 3. Legal Proceedings and Note 8 - Commitments and Contingencies of the Notes to Consolidated Financial Statements (Part II, Item 8).

Former Officer Indemnification

In July 2007 and January 2008, the U.S. Attorney for the District of Utah indicted two of our former officers, Frances Flood (“Flood”) and Susie Strohm (“Strohm”), for allegedly causing us to issue materially misstated financial statements for our 2001 and 2002 fiscal years and for perjury in connection with the investigation by the SEC into the alleged misstatements. In December 2003, we entered into indemnification agreements with each former officer, requiring payment of all reasonable attorneys’ fees and costs incurred in defending against the charges in certain circumstances consistent with and subject to limitations imposed by our bylaws and applicable law. In total, we paid approximately $3,390,000 in attorneys’ fees and costs to defend against the charges. In February 2009, Flood was convicted on nine counts and Strohm was convicted on one count. In June 2010, Flood was sentenced to four years in prison and three years of probation and Strohm was sentenced to two years of probation plus 150 hours of community service. Flood’s and Strohm’s respective appeals have been exhausted and their convictions were affirmed by the Tenth Circuit Court of Appeals in Denver.

Flood: In August 2008, Flood filed a lawsuit in Federal District Court for the District of Utah, seeking to compel us to pay her attorneys’ fees and costs to defend against the criminal charges. The District Court issued a preliminary injunction in January 2009 requiring us to pay Flood’s criminal legal fees and costs through trial. Pursuant to the Court’s order, ClearOne paid approximately $373,000 to Flood’s attorneys and approximately $248,000 into the Court’s escrow. In July 2009, ClearOne asserted counterclaims against Flood and sought to recover $3,390,000 plus interest, costs and attorneys' fees.

The Tenth Circuit issued a ruling in August 2010 vacating the District Court’s preliminary injunction on the grounds that it rested on a legally erroneous interpretation of Flood’s indemnification agreement. ClearOne filed a motion in the District Court seeking return of the monies paid by ClearOne pursuant to the Court’s order. The District Court granted ClearOne’s motion in January 2012 for return of the $248,000 held in the Court’s escrow, but denied the motion with respect to the $373,000 paid to Flood’s attorneys.

On or about March 1, 2013, Flood filed for personal bankruptcy in the U.S. Bankruptcy Court for the Eastern District of Virginia. On March 19, 2013, the District Court issued an order staying the Utah case. Currently pending before the bankruptcy court are ClearOne’s and Flood’s cross-motions for summary judgment on the issue of the dischargeability in bankruptcy of Flood’s debt to ClearOne for the criminal defense fees advanced on her behalf.

Strohm: Strohm and her counsel (“Dorsey”) filed a lawsuit in August 2008 in the Third Judicial District Court in Salt Lake City, Utah seeking to compel us to pay Strohm’s attorneys’ fees and costs to defend her against the criminal charges, plus interest, and for attorneys’ fees in connection with the civil action. ClearOne asserted counterclaims against Strohm in August 2009 seeking to recover $3,296,000 plus interest, costs and attorneys' fees.

The District Court entered Judgment against ClearOne in June 2011 for $973,000 in pre-verdict fees and expenses in the criminal case, which amount was paid by ClearOne to Dorsey on February 1, 2011, plus $362,000 in interest at 18% through February 1, 2011. The Judgment also included $865,000 in civil case fees and expenses plus interest. ClearOne posted a cash bond to cover the civil case fees and interest amounts pending appeal by both sides.

On April 9, 2013, the Utah Supreme Court ruled that Dorsey is not entitled to recover attorney’s fees in connection with its civil action against ClearOne, but that Strohm is entitled to recover post-verdict criminal fees incurred in connection with Strohm’s sentencing and appeal. On November 27, 2013, the parties entered into a settlement agreement providing that $401,000 from the cash bond be returned to ClearOne and the lawsuit was dismissed.

Item 1A.	RISK FACTORS

Not applicable.

CLEARONE, INC.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS

Exhibit No.	Title of Document
10.1	Framework Agreement between ClearOne, Inc. and Dialcom Networks S.L., dated December 20, 2013 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on April 7, 2014)
10.2	Amendment to Framework Agreement between ClearOne, Inc. and Dialcom Networks S.L., dated March 31, 2014 (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on April 7, 2014)
10.3	Purchase Agreement between ClearOne, Inc. and Dialcom Networks S.L., dated March 31, 2014 (filed herewith)
31.1	Section 302 Certification of Chief Executive Officer (filed herewith)
31.2	Section 302 Certification of Principal Financial Officer (filed herewith)
32.1	Section 906 Certification of Chief Executive Officer (filed herewith)
32.2	Section 906 Certification of Principal Financial Officer (filed herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	XBRL Taxonomy Extension Definitions Linkbase (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

CLEARONE, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ClearOne, Inc., (Registrant)

May 14, 2014	By:	/s/ Zeynep Hakimoglu
Zeynep Hakimoglu Chief Executive Officer (Principal Executive Officer)

May 14, 2014	By:	/s/ Narsi Narayanan
Narsi Narayanan Senior Vice President of Finance (Principal Financial and Accounting Officer)