Form 10-Q
period 2014-06-30
CLEARONE INC
filed 2014-08-14
CIK 840715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
or
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 9,204,894 shares issued and outstanding as of August 8, 2014.

CLEARONE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2014

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
CLEARONE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)

	June 30, 2014	December 31, 2013
ASSETS	Unaudited
Current assets:
Cash and cash equivalents	$6,293	$17,192
Marketable securities	5,401	3,200
Receivables, net of allowance for doubtful accounts of $107 and $129, respectively	10,187	9,378
Inventories	11,448	10,758
Distributor channel inventories	1,795	1,520
Deferred income taxes	3,378	3,325
Prepaid expenses and other assets	2,148	2,693
Total current assets	40,650	48,066
Long-term marketable securities	20,575	22,326
Long-term inventories, net	754	551
Property and equipment, net	2,182	1,825
Intangibles, net	9,035	3,710
Goodwill	12,549	3,472
Deferred income taxes	1,303	1,024
Other assets	99	87
Total assets	$87,147	$81,061
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,580	$2,730
Accrued liabilities	2,567	1,761
Deferred product revenue	5,244	4,158
Total current liabilities	10,391	8,649
Deferred rent	282	286
Other long-term liabilities	2,544	1,791
Total liabilities	13,217	10,726
Shareholders' equity:
Common stock, par value $0.001, 50,000,000 shares authorized, 9,235,494 and 8,986,080 shares issued and outstanding	9	9
Additional paid-in capital	44,513	41,311
Accumulated other comprehensive income	161	23
Retained earnings	29,247	28,992
Total shareholders' equity	73,930	70,335
Total liabilities and shareholders' equity	$87,147	$81,061

See accompanying notes

CLEARONE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue	$14,111	$11,703	$26,819	$22,996
Cost of goods sold	6,047	4,839	11,053	9,133
Gross profit	8,064	6,864	15,766	13,863

Operating expenses:
Sales and marketing	2,977	2,088	5,713	4,356
Research and product development	2,330	1,843	4,571	3,709
General and administrative	1,628	1,437	3,592	3,234
Total operating expenses	6,935	5,368	13,876	11,299

Operating income	1,129	1,496	1,890	2,564
Other income, net	64	47	145	33
Income before income taxes	1,193	1,543	2,035	2,597
Provision for income taxes	259	498	611	822
Net income	$934	$1,045	$1,424	$1,775

Basic earnings per common share	$0.10	$0.11	$0.16	$0.19
Diluted earnings per common share	$0.10	$0.11	$0.15	$0.19

Basic weighted average shares outstanding	9,266,071	9,093,461	9,174,816	9,122,996
Diluted weighted average shares outstanding	9,677,726	9,459,495	9,618,172	9,499,452

Comprehensive income:
Net income	$934	$1,045	$1,424	$1,775
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities, net of tax	65	(87)	138	(87)
Comprehensive income	$999	$958	$1,562	$1,688

See accompanying notes

CLEARONE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$1,424	$1,775
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization expense	783	644
Amortization of deferred rent	(46)	(167)
Stock-based compensation expense	168	126
Provision for doubtful accounts, net	11	27
Inventory valuation reserve adjustments	424	(34)
Loss on disposal of assets	2	—
Tax benefit from the exercise of stock options	(90)	(38)
Changes in operating assets and liabilities:
Receivables	(555)	(78)
Inventories	(749)	(1,051)
Deferred income taxes	(333)	—
Prepaid expenses and other assets	739	(414)
Accounts payable	(570)	729
Accrued liabilities	441	(24)
Income taxes payable	(2)	(14,782)
Deferred product revenue	1,086	707
Other long-term liabilities	87	—
Net cash provided by (used in) operating activities	2,820	(12,580)

Cash flows from investing activities:
Payment towards business acquisitions	(13,078)	—
Purchase of property and equipment	(371)	(457)
Purchase of patents	(90)	—
Purchase of marketable securities	(311)	(9,297)
Net cash used in investing activities	(13,850)	(9,754)

Cash flows from financing activities:
Proceeds from the exercise of stock options	1,265	164
Tax benefit from stock options	90	38
Stock registration costs	(55)	—
Treasury stock purchased	(1,169)	(991)
Net cash provided by (used in) financing activities	131	(789)

Net decrease in cash and cash equivalents	(10,899)	(23,123)
Cash and cash equivalents at the beginning of the period	17,192	55,509
Cash and cash equivalents at the end of the period	$6,293	$32,386

CLEARONE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Six months ended June 30,
	2014	2013
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$657	$16,757

	Six months ended June 30,
	2014	2013
Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock in connection with acquisition of business	$1,679	$—

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

These accompanying interim condensed consolidated financial statements for the three and six months ended June 30, 2014 and 2013, respectively, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are not audited. Certain information and footnote disclosures that are usually included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been either condensed or omitted in accordance with SEC rules and regulations. The accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company's financial position as of June 30, 2014 and December 31, 2013, the results of operations for the three and six months ended June 30, 2014 and 2013, and the statements of cash flows for the six months ended June 30, 2014 and 2013. The results of operations for the three and six months ended June 30, 2014 and 2013 are not necessarily indicative of the results for a full-year period.  These interim condensed consolidated financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 20, 2014.

Significant Accounting Policies:

The significant accounting policies were described in Note 2 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There have been no changes to these policies during the six months ended June 30, 2014 that are of significance or potential significance to the Company.

Warranty Costs – The Company accrues for warranty costs based on estimated warranty return rates and estimated costs to repair. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty returns, and repair cost. The Company reviews the adequacy of its recorded warranty accrual on a quarterly basis.

The details of changes in the Company’s warranty accrual are as follows:

	June 30, 2014	December 31, 2013
Balance at the beginning of year	$338	$385
Warranty accruals/additions	242	433
Warranty usage	(250)	(480)
Balance at end of period	$330	$338

CLEARONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited – Dollars in thousands)

Earnings Per Share – The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Numerator:
Net income	$934	$1,045	$1,424	$1,775
Denominator:
Basic weighted average shares outstanding	9,266,071	9,093,461	9,174,816	9,122,996
Dilutive common stock equivalents using treasury stock method	411,655	366,034	443,356	376,456
Diluted weighted average shares outstanding	9,677,726	9,459,495	9,618,172	9,499,452

Basic earnings per common share	$0.10	$0.11	$0.16	$0.19
Diluted earnings per common share	$0.10	$0.11	$0.15	$0.19

Weighted average options outstanding	890,952	1,122,797	967,156	1,125,624
Anti-dilutive options not included in the computations	115,459	94,789	115,730	151,873

2. Business Combinations

Sabine
On March 7, 2014, the Company completed the acquisition of Sabine, Inc. ("Sabine") through a stock purchase agreement ("SPA"). Sabine manufactures, designs and sells Sacom professional wireless microphone systems for live and installed audio. It also makes FBX Feedback Exterminator for reliable automatic feedback control. With the addition of Sabine, ClearOne will have reliable and exclusive access to the wireless microphones that are a critical component of ClearOne’s complete microphone portfolio.

Pursuant to the SPA, the Company (i) paid initial consideration of $8,151 in cash, which is subject to a final working capital adjustment, (ii) accrued for possible additional earn-out payments over the next three years, estimated to be $667, and (iii) issued 150,000 shares of restricted common stock of the Company, valued at $1,679 (determined on the basis of the closing market price of the Company's stock on the acquisition date). The purchase price was paid out of cash on hand. The SPA contains representations, warranties and indemnifications customary for a transaction of this type.

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

The following table summarizes the consideration paid for the acquisition:

Consideration
Cash	$8,151
Common stock	1,679
Contingent consideration	667
Total	$10,497

The fair value of identified assets and liabilities acquired was as follows:

CLEARONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited – Dollars in thousands)

Fair value
Cash	$125
Accounts receivable	265
Inventories	844
Prepaid and other	116
Intangibles	3,180
Property, plant and equipment	292
Goodwill	6,545
Trade accounts payable	(420)
Accrued liabilities	(395)
Stock registration costs	(55)
Total	$10,497

The fair value of accounts receivable acquired is $265 which is net of an allowance for doubtful accounts of $2.

The goodwill of $6,545 related to the acquisition of of Sabine is composed of expected synergies in utilizing Sabine technology in ClearOne product offerings, reduction in future combined research and development expenses, and intangible assets including acquired workforce that do not qualify for separate recognition. The goodwill balance of $6,545 related to the acquisition of Sabine is deductible for tax purposes.

Supplemental Pro Forma Information:

1) Revenue and net loss from the Sabine business from March 8, 2014 to June 30, 2014 was $1,276 and $120 respectively.
2) Revenue and earnings of the combined entity as though the business combination occurred as of January 1, 2013 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue	$14,111	$12,531	$27,088	$24,694
Earnings	934	1,038	1,184	1,788
Basic earnings per common share	$0.10	$0.11	$0.13	$0.20
Diluted earnings per common share	$0.10	$0.11	$0.12	$0.19

3) There were no material, nonrecurring pro forma adjustments directly attributable to the acquisition included in this Supplemental Pro Forma Information.

Spontania business of Spain-based Dialcom Networks, S.L.

December 20, 2013 ClearOne, Inc. entered into an agreement to acquire the Spontania business of Spain-based Dialcom Networks, S.L. The Spontania purchase closed on April 1, 2014. The aggregate purchase price under the terms of the transaction was approximately €3.66 million in cash (approximately US$5.1 million), after certain closing adjustments. ClearOne did not assume any debt or cash. The cash purchase price was paid out of cash on hand. The addition of this technology completes the company’s strategy to build an all-inclusive video collaboration portfolio.

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

CLEARONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited – Dollars in thousands)

The fair value of identified assets and liabilities acquired was as follows:

Fair value
Property, plant and equipment	$47
Intangibles	2,531
Goodwill	2,488
Accrued liabilities	(14)
Total	$5,052

The goodwill of $2,488 relates to the acquisition of Spontania cloud-based technology and intangible assets including acquired workforce that does not qualify for separate recognition.

Supplemental Pro Forma Information:

1) Revenue and net loss from the Spontania business from April 1, 2014 to June 30, 2014 was $151 and $229 respectively.
2) Revenue and earnings of the combined entity as though the business combination occurred as of January 1, 2013 is not available. The Spontania business was part of a business unit of Dialcom Networks, S.L., and thus separate stand-alone financial information for Spontania is not available.

Acquisitions Expenses

The Company incurred $437 in total acquisition related expenses, all of which are categorized under General and administrative expenses in the Consolidated Statement of Operations for the six months ended June 30, 2014.

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
The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at June 30, 2014 and December 31, 2013 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
June 30, 2014
Available-for-sale securities:
Corporate bonds and notes	$19,458	$214	$(2)	$19,670
Municipal bonds	6,262	45	(1)	6,306
Total available-for-sale securities	$25,720	$259	$(3)	$25,976

CLEARONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited – Dollars in thousands)

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
December 31, 2013
Available-for-sale securities:
Corporate bonds and notes	$18,832	$68	$(43)	$18,857
Municipal bonds	6,658	22	(11)	6,669
Total available-for-sale securities	$25,490	$90	$(54)	$25,526

Maturities of marketable securities classified as available-for-sale securities were as follows at June 30, 2014:

	Amortized cost	Estimated fair value
June 30, 2014
Due within one year	$5,392	$5,401
Due after one year through five years	19,220	19,451
Due after five years through ten years	1,108	1,124
Total available-for-sale securities	$25,720	$25,976

4. Intangible Assets

Intangible assets as of June 30, 2014 and December 31, 2013 consisted of the following:

	Estimated useful lives	June 30, 2014	December 31, 2013
Tradename	7 years	$435	$435
Patents and technological know-how	10 years	5,310	2,070
Proprietary software	3 to 15 years	5,449	2,961
Other	5 years	238	208
		11,432	5,674
Accumulated amortization		(2,397)	(1,964)
		$9,035	$3,710

The amortization of intangibles with finite lives for the three and six months ended June 30, 2014 and 2013 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Amortization of intangibles with finite lives	$268	$119	$433	$261

The estimated future amortization expense of intangible assets is as follows:

Years ending December 31,	Estimated future amortization expense
2014 (remainder)	$521
2015	1,013
2016	976
2017	887
2018	866
Thereafter	4,772
$9,035

CLEARONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited – Dollars in thousands)

5. Inventories

Inventories, net of reserves, as of June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014	December 31, 2013
Current:
Raw materials	$1,914	$1,362
Finished goods	11,329	10,916
	$13,243	$12,278
Long-term:
Raw materials	$211	$227
Finished goods	543	324
	$754	$551

Long-term inventory represents inventory held in excess of our current (next 12 months) requirements based on our recent sales and forecasted level of sales. We expect to sell the above inventory, net of reserves, at or above the stated cost and believe that no loss will be incurred on its sale.

Current finished goods include consigned inventory in the amounts of approximately $1,794 and $1,520 as of June 30, 2014 and December 31, 2013, respectively. Consigned inventory represents inventory at distributors and other customers where revenue recognition criteria have not yet been achieved.

The following table summarizes the losses incurred on valuation of inventory at lower of cost or market value and write-off of obsolete inventory during the three and six months ended June 30, 2014 and 2013, respectively.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Losses incurred on valuation of inventory and write-off of obsolete inventory	$9	$302	$424	$268

6. Share-based Compensation Expense

Share-based compensation expense for the three and six months ended June 30, 2014 and 2013 has been recorded as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Cost of goods sold	$2	$2	$4	$4
Sales and marketing	20	19	40	34
Research and product development	10	13	21	24
General and administrative	52	33	103	64
	$84	$67	$168	$126

As of June 30, 2014, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, was approximately $557, which will be recognized over a weighted average period of 2.12 years.

7. Shareholders’ Equity

The following table summarizes the change in shareholders’ equity during the three and six months ended June 30, 2014 and 2013, respectively:

CLEARONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited – Dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Balance at the beginning of the period	$73,769	$66,960	$70,335	$66,668
Net income during the period	934	1,045	1,424	1,775
Treasury stock purchased	(1,169)	(418)	(1,169)	(991)
Share-based compensation	84	67	168	126
Tax benefit - stock option exercises	3	—	90	—
Exercise of stock options	244	88	1,265	164
Stock issued for acquisition	—	—	1,679	—
Unrealized gain or loss in investments	65	(87)	138	(87)
Balance at end of the period	$73,930	$67,655	$73,930	$67,655

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
Level 3 - Unobservable inputs.
The substantial majority of the Company's financial instruments are valued using quoted prices in active markets or based on other observable inputs. The following table sets forth the fair value of the financial instruments re-measured by the Company as of June 30, 2014 and December 31, 2013:

	Level 1	Level 2	Level 3	Total
(In thousands)
June 30, 2014
Corporate bonds and notes	$—	$19,670	$—	$19,670
Municipal bonds	—	6,306	—	6,306

Total	$—	$25,976	$—	$25,976

	Level 1	Level 2	Level 3	Total
(In thousands)
December 31, 2013
Corporate bonds and notes	$—	$18,857	$—	$18,857
Municipal bonds	—	6,669	—	6,669

Total	$—	$25,526	$—	$25,526

CLEARONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited – Dollars in thousands)

9. Income Taxes
The Company's forecasted effective tax rate at June 30, 2014 was 34.7%, a 1.4% increase from the 33.3% effective tax rate recorded at December 31, 2013. Our forecasted effective tax rate could fluctuate significantly on a quarterly basis and could change to the extent that earnings, in countries with tax rates that differ from that of the U.S., differ from amounts anticipated at June 30, 2014.

After discrete benefit of $95, the effective tax rate for the six months ended June 30, 2014 was 30.0%. The discrete benefit is primarily attributable to tax benefits of share-based compensation.

10. Subsequent Events

The Company evaluated its consolidated financial statements as of and for the six months ended June 30, 2014 for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent event which would require recognition or disclosure in the financial statements.

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

Our business goals are to:

•	Maintain our leading global market share in professional audio conferencing products for large businesses and organizations;

•	Leverage the media collaboration, enterprise streaming and digital signage technologies we have acquired over the years to enter new growth markets;

•	Focus on the small and medium business (SMB) market with scaled, lower cost and less complex products and solutions;

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	Capitalize on the increasing adoption of unified communications and introduce new products through information technology channels;

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

Our revenues were $14.1 million and $11.7 million during the three months ended June 30, 2014 and 2013, respectively. This revenue increase is primarily due contributions from our acquisitions and from our flagship professional audio products. Our gross profit increased by $1.2 million during the three months ended June 30, 2014 compared to the three months ended June 30, 2013.  Net income decreased by $111 thousand during the three months ended June 30, 2014 compared to the three months ended June 30, 2013, primarily due to higher operating expenses both due to acquisitions and internal investments in sales and marketing and research and development activities.

Our revenues were $26.8 million and $23.0 million during the six months ended June 30, 2014 and 2013, respectively. This revenue increase is primarily due to increased sales of professional audio products.  Our gross profit increased by $1.9 million during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Net income decreased by $351 thousand during the six months ended June 30, 2014 compared to the six months ended June 30, 2013, primarily due to higher operating expenses both due to acquisitions and internal investments in sales and marketing and research and development activities.

We expect continued growth in revenue from our acquisitions and our professional audio products. However, the prospects of growth and related magnitude in both revenues and profits in the near future will depend on the strength of the global economy and the degree of market penetration of our new products, including products added through acquisitions.

A detailed discussion of our results of operations follows below.

ANALYSIS OF RESULTS OF OPERATIONS

Results of Operations for the three and six months ended June 30, 2014 and 2013

The following table sets forth certain items from our unaudited condensed consolidated statements of operations (dollars in thousands) for the three and six months ended June 30, 2014 and 2013, respectively, together with the percentage of total revenue which each such item represents:

	Three months ended June 30,				Six months ended June 30,
	2014	% of Revenue	2013	% of Revenue	2014	% of Revenue	2013	% of Revenue
Revenue	$14,111	100%	$11,703	100%	$26,819	100%	$22,996	100%
Cost of goods sold	6,047	43%	4,839	41%	11,053	41%	9,133	40%
Gross profit	8,064	57%	6,864	59%	15,766	59%	13,863	60%
Sales and marketing	2,977	21%	2,088	18%	5,713	21%	4,356	19%
Research and product development	2,330	17%	1,843	16%	4,571	17%	3,709	16%
General and administrative	1,628	12%	1,437	12%	3,592	13%	3,234	14%
Operating income	1,129	8%	1,496	13%	1,890	7%	2,564	11%
Other income, net	64	0%	47	0%	145	1%	33	0%
Income before income taxes	1,193	8%	1,543	13%	2,035	8%	2,597	11%
Provision for income taxes	259	2%	498	4%	611	2%	822	4%
Net income	$934	7%	$1,045	9%	$1,424	5%	$1,775	8%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue

Revenue for the three months ended June 30, 2014 was approximately $14.1 million, an increase of 21% compared to revenue of approximately $11.7 million for the three months ended June 30, 2013. The increase in revenue was due to increased demand in all regions and especially in North America and EMEA (Europe, Middle East, and Africa). The increase is also attributable to contributions of products acquired through acquisitions and growth in demand for our microphone products and other professional audio products partially offset by decline in unified communications and video products revenue.

Revenue for the six months ended June 30, 2014 was approximately $26.8 million, an increase of 17% compared to revenue of approximately $23.0 million for the six months ended June 30, 2013. The revenue increase is primarily due to increased demand in North America and EMEA (Europe, Middle East, and Africa). The increase is also attributable to contributions of products acquired through acquisitions and growth in demand for our microphone products and other professional audio products partially offset by decline in unified communications and video products revenue.

The net change in deferred revenue for the three months ended June 30, 2014 and 2013 was a net increase of deferred revenue of approximately $1.1 million and $108 thousand, respectively. The net change in deferred revenue for the six months ended June 30, 2014 and 2013 was a net increase of deferred revenue of approximately $1.1 million and $707 thousand, respectively. See “Critical Accounting Policies and Estimates” under “Revenue and Associated Allowance for Revenue Adjustments and Doubtful Accounts” below for a detailed discussion of deferred revenue.

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

Our Gross Profit Margin (GPM), which is gross profit as a percentage of revenue, was 57% and 59% for the quarters ended June 30, 2014 and June 30, 2013, respectively. Our GPM was 59% and 60% for the six months ended June 30, 2014 and 2013, respectively. The decrease in gross margin is primarily due to higher costs of goods sold resulting from higher overhead costs associated with such inventories sold, as well as lower margin on the wireless microphones business which is undergoing integration. These decreases in gross margin were partially offset by reduction in obsolescence charges.
Operating Expenses
Operating expenses for the quarter ended June 30, 2014 increased by approximately $1.6 million to $6.9 million compared to $5.4 million for the quarter ended June 30, 2013. Operating expenses for the six months ended June 30, 2014 increased by approximately $2.6 million to $13.9 million compared to $11.3 million for the six months ended June 30, 2013.

Sales and Marketing (“S&M”) Expenses. S&M expenses include sales, customer service, and marketing expenses, such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and sales expenses.

S&M expenses of approximately $3.0 million for the quarter ended June 30, 2014 increased $889 thousand, or 43%, when compared to S&M expenses of approximately $2.1 million for the quarter ended June 30, 2013. S&M expenses of approximately $5.7 million for the six months ended June 30, 2014 increased $1.4 million, or 31%, when compared to S&M expenses of approximately$4.4 million for the six months ended June 30, 2013. The quarterly and year-to-date S&M expenses increased mainly due to increased commissions to sales persons and independent reps, increased headcount, additional expenses due to acquired operations and increase in trade-show related expenses.

Research and Development (“R&D”) Expenses.  R&D expenses include research and development and product line management, including employee-related costs, outside services, expensed materials and depreciation, and an allocation of overhead expenses.

R&D expenses of approximately $2.3 million for the quarter ended June 30, 2014 increased by $0.5 million, or 26%, when compared to R&D expenses of approximately $1.8 million for the quarter ended June 30, 2013. R&D expenses of approximately $4.6 million for the six months ended June 30, 2014 increased by $862 thousand, or 23%, when compared to

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

R&D expenses of approximately $3.7 million for the six months ended June 30, 2013. The changes in quarterly and year-to-date expenses were mainly due to increase in R&D project costs and increased expenses on acquired operations.

General and Administrative (“G&A”) Expenses. G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs, and corporate administrative costs, including finance, information technology and human resources costs.

G&A expenses of approximately $1.6 million for the quarter ended June 30, 2014 increased by $191 thousand, or 13%, when compared to G&A expenses of approximately $1.4 million for the quarter ended June 30, 2013. G&A expenses of approximately $3.6 million for the six months ended June 30, 2014 increased by $358 thousand, or 11%, when compared to G&A expenses of approximately $3.2 million for the six months ended June 30, 2013. The quarterly and year-to-date G&A expenses increased mainly due to increased amortization expenses on acquired intangible assets, expenses on acquired operations, acquisition related expenses and accounting and auditing expenses. These increases were partially offset by reduction in legal expenses and recruitment related expenses.

During the six months ended June 30, 2014, we continued to incur high legal expenses due to various legal proceedings explained in detail in our Form 10-K for the year ended December 31, 2013 and the update provided under "Item 1. Legal Proceedings" of Part II to this report.

Other income (expense), net

Other income (expense), net, includes interest income, interest expense, and currency gain (loss).

Provision for income taxes

During the quarter ended June 30, 2014, we accrued income taxes at the expected annualized rate of 34.7% as compared to an annualized rate of 33.3% used for the accrual made for the quarter ended June 30, 2013.  The 1.4% increase in the expected annualized rate was primarily due to the U.S. research and development tax credit, which was in effect for the quarter ended June 30, 2013, but has not been extended as of June 30, 2014. In addition, a discrete tax benefit of $95 thousand related to tax benefits of share-based compensation was recognized during the six months ended June 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2014, our cash, cash equivalents, and marketable securities were approximately $32.3 million, a decrease of $10.4 million compared to cash and cash equivalents of approximately $42.7 million as of December 31, 2013.

Net cash provided by operating activities was approximately $2.8 million during the six months ended June 30, 2014, an increase of $15.4 million compared to approximately $12.6 million in cash provided by operating activities during the six months ended June 30, 2013. The increase in cash flow was primarily due to absence of a large tax payment in the first half of 2014. In the first quarter of 2013 we paid income taxes related to arbitration settlement proceeds received in the last quarter of 2012. The increase in cash flow was also due to the timing of receipts and payments of working capital, which include accounts receivable, accounts payable, accrued expenses, inventories, and prepaid expenses and other assets.

Net cash used in investing activities during the six months ended June 30, 2014 was approximately $13.9 million, which consisted of the payments for the acquisition of the business of Sabine of $8.0 million, payments related to the acquiring of the Spontania product line of $5.1 million and approximately $371 thousand in payments towards purchases of equipment. Net cash used in investing activities during the six months ended June 30, 2013 was approximately $9.8 million, which includes proximately $9.3 million in payments towards the purchase of marketable securities and approximately $457 thousand towards the purchase of equipment.

Net cash provided by financing activities during the six months ended June 30, 2014 was approximately $131 thousand, which consisted of the acquisition of outstanding stock totaling $1.2 million, offset by $1.3 million in proceeds received through exercise of stock options and a net $35 thousand in tax benefits from the exercise of stock options and stock registration costs. During the six months ended June 30, 2013, net cash used in financing activities was $789 thousand, which consisted of the acquisition of outstanding stock totaling $991 thousand, offset by $202 thousand in proceeds and tax benefits received through the exercise of stock options.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of June 30, 2014, our working capital was $30.3 million as compared to $39.4 million as of December 31, 2013.

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

Our significant accounting policies are described in Note 2 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 and Note 1 to the Condensed Consolidated Financial Statements set forth in Part I, Item I herein. We believe the policies described below identify our most critical accounting policies, which are the policies that are both important to the representation of our financial condition and results and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

We provide a right of return on product sales to major distributors under a product rotation program. Under this seldom-used program, once a quarter, a distributor is allowed to return products purchased during the prior quarter for a total value generally not exceeding 15% of the distributor’s net purchases during the preceding quarter. The distributor is, however, required to place a new purchase order for an amount not less than the value of products returned under the product rotation program. When products are returned, the associated revenue, cost of goods sold, inventory and accounts receivable originally recorded are reversed. When the new order is placed, the revenue, associated cost of goods sold, inventory and accounts receivable are recorded and the product revenue is subject to the deferral analysis described below. In a small number of cases, the distributors are also permitted to return the products for other business reasons.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The amount of deferred cost of goods sold was included in consigned inventory. The following table details the amount of deferred revenue, cost of goods sold, and gross profit as of June 30, 2014 and December 31, 2013:

	As of June 30, 2014	As of December 31, 2013
Deferred revenue	$5,244	$4,158
Deferred cost of goods sold	1,795	1,520
Deferred gross profit	$3,449	$2,638

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

Impairment of Goodwill and Intangible Assets
Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We perform impairment tests of goodwill and intangible assets with indefinite useful lives on an annual basis in the fourth fiscal quarter, or sooner if a triggering event occurs suggesting possible impairment of the values of these assets. There were no impairments recorded in 2014 and 2013 as no impairment indicators existed. However, due to uncertainty in the industrial, technological, and competitive environments in which we operate, we might be required to exit or dispose of the assets acquired through our acquisitions, which could result in an impairment of goodwill and intangible assets.

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

Accounting for Income Taxes
We are subject to income taxes in both the United States and in certain foreign jurisdictions. We estimate our current tax position together with our future tax consequences attributable to temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation, and other reserves for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, prior-year carryback, or future reversals of existing taxable temporary differences. To the extent we believe that recovery is not more likely than not, we establish a valuation allowance against these deferred tax assets. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets.

To the extent we establish a valuation allowance in a period, we must include and expense the allowance within the tax provision in the consolidated statement of operations. In accordance with ASC Topic 740, "Accounting for Income Taxes", we analyzed our valuation allowance at December 31, 2013 and determined that based upon available evidence it is more likely than not that certain of our deferred tax assets related to capital loss carryovers, state research and development credits, and foreign net operating loss carryovers will not be realized and, accordingly, we have recorded a valuation allowance against these deferred tax assets in the amount of $378 thousand.

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

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2014 was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective as of June 30, 2014 to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

CLEARONE, INC.

There was no change in our internal control over financial reporting during the quarter ended June 30, 2014 that materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.

CLEARONE, INC.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The following is an update to the status of the legal proceedings and commitments and contingencies reported in our Form 10-K for the year ended December 31, 2013 under Part I, Item 3. Legal Proceedings and Note 8 - Commitments and Contingencies of the Notes to Consolidated Financial Statements (Part II, Item 8).

Former Officer Indemnification

Flood: On or about March 1, 2013, Flood filed for personal bankruptcy in the U.S. Bankruptcy Court for the Eastern District of Virginia. On March 19, 2013, the District Court issued an order staying the Utah case. On June 2, 2014, on the parties’ cross-motions for summary judgment, the bankruptcy judge ruled that Flood’s debt to ClearOne for the criminal defense fees advanced on her behalf is dischargeable in bankruptcy. On August 5, 2014 ClearOne and Flood entered into a settlement agreement whereby ClearOne released Flood from any claims in exchange for Flood's release of ClearOne.

Item 1A.	RISK FACTORS

Not applicable.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The table below summarizes information about our purchases of our equity securities registered pursuant to Section 12 of the Exchange Act of 1934, as amended, during the quarterly period ended June 30, 2014.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Program (in millions)
April 1, 2014 through April 30, 2014	45,416	$9.94	451,362	$6,746,823
May 1, 2014 through May 31, 2014	46,045	9.81	451,481	6,295,342
June 1, 2014 through June 30, 2014	27,058	9.86	266,719	6,028,623
Total	118,519	$9.87	1,169,562	$6,028,623

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

CLEARONE, INC.

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

ClearOne, Inc., (Registrant)

August 14, 2014	By:	/s/ Zeynep Hakimoglu
Zeynep Hakimoglu Chief Executive Officer (Principal Executive Officer)

August 14, 2014	By:	/s/ Narsi Narayanan
Narsi Narayanan Senior Vice President of Finance (Principal Financial and Accounting Officer)