Form 10-Q
period 2014-09-30
CLEARONE INC
filed 2014-10-31
CIK 840715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
or
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 9,143,090 shares issued and outstanding as of October 24, 2014.

CLEARONE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
CLEARONE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)

	September 30, 2014	December 31, 2013
ASSETS	Unaudited
Current assets:
Cash and cash equivalents	$8,892	$17,192
Marketable securities	5,785	3,200
Receivables, net of allowance for doubtful accounts of $71 and $129, respectively	9,658	9,378
Inventories	11,673	10,758
Distributor channel inventories	1,607	1,520
Deferred income taxes	3,378	3,325
Prepaid expenses and other assets	3,270	2,693
Total current assets	44,263	48,066
Long-term marketable securities	19,666	22,326
Long-term inventories, net	992	551
Property and equipment, net	2,106	1,825
Intangibles, net	8,767	3,710
Goodwill	12,596	3,472
Deferred income taxes	1,303	1,024
Other assets	114	87
Total assets	$89,807	$81,061
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,852	$2,730
Accrued liabilities	4,452	1,761
Deferred product revenue	4,980	4,158
Total current liabilities	12,284	8,649
Deferred rent	256	286
Other long-term liabilities	2,395	1,791
Total liabilities	14,935	10,726
Shareholders' equity:
Common stock, par value $0.001, 50,000,000 shares authorized, 9,163,177 and 8,986,080 shares issued and outstanding	9	9
Additional paid-in capital	44,645	41,311
Accumulated other comprehensive income	83	23
Retained earnings	30,135	28,992
Total shareholders' equity	74,872	70,335
Total liabilities and shareholders' equity	$89,807	$81,061

See accompanying notes

CLEARONE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue	$15,739	$12,366	$42,558	$35,362
Cost of goods sold	6,099	4,921	17,152	14,054
Gross profit	9,640	7,445	25,406	21,308

Operating expenses:
Sales and marketing	2,791	2,220	8,504	6,575
Research and product development	2,315	1,788	6,886	5,497
General and administrative	1,487	1,405	5,079	4,639
Proceeds from litigation, net	—	(272)	—	(272)
Total operating expenses	6,593	5,141	20,469	16,439

Operating income	3,047	2,304	4,937	4,869
Other income, net	70	85	215	117
Income before income taxes	3,117	2,389	5,152	4,986
Provision for income taxes	1,471	726	2,082	1,548
Net income	$1,646	$1,663	$3,070	$3,438

Basic earnings per common share	$0.18	$0.18	$0.33	$0.38
Diluted earnings per common share	$0.17	$0.18	$0.32	$0.36

Basic weighted average shares outstanding	9,198,730	9,027,764	9,182,875	9,090,903
Diluted weighted average shares outstanding	9,607,644	9,406,941	9,615,878	9,485,808

Comprehensive income:
Net income	$1,646	$1,663	$3,070	$3,438
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities, net of tax	(78)	55	60	(33)
Comprehensive income	$1,568	$1,718	$3,130	$3,405

See accompanying notes

CLEARONE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$3,070	$3,438
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization expense	1,255	979
Amortization of deferred rent	(69)	(77)
Stock-based compensation expense	266	205
Provision for doubtful accounts, net	40	61
Inventory valuation reserve adjustments	537	524
Tax benefit from the exercise of stock options	(92)	(76)
Changes in operating assets and liabilities:
Receivables	(65)	(115)
Inventories	(1,136)	(1,258)
Deferred income taxes	(333)	—
Prepaid expenses and other assets	(396)	(262)
Accounts payable	(298)	1,180
Accrued liabilities	828	143
Income taxes payable	1,445	(14,782)
Deferred product revenue	822	512
Other long-term liabilities	(62)	—
Net cash provided by (used in) operating activities	5,812	(9,528)

Cash flows from investing activities:
Payment towards business acquisitions	(13,068)	—
Purchase of property and equipment	(496)	(723)
Purchase of patents	(90)	—
Proceeds from maturities and sales of marketable investment securities	6,790	—
Purchase of marketable securities	(6,655)	(25,409)
Net cash used in investing activities	(13,519)	(26,132)

Cash flows from financing activities:
Proceeds from the exercise of stock options	1,297	456
Tax benefit from stock options	92	76
Stock registration costs	(55)	—
Treasury stock purchased	(1,927)	(2,191)
Net cash used in financing activities	(593)	(1,659)

Net decrease in cash and cash equivalents	(8,300)	(37,319)
Cash and cash equivalents at the beginning of the period	17,192	55,509
Cash and cash equivalents at the end of the period	$8,892	$18,190

CLEARONE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Nine months ended September 30,
	2014	2013
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,695	$16,987
Acquisition of property and equipment through accounts payable	$—	$150

	Nine months ended September 30,
	2014	2013
Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock in connection with acquisition of business	$1,679	$—

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

These accompanying interim condensed consolidated financial statements for the three and nine months ended September 30, 2014 and 2013, respectively, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are not audited. Certain information and footnote disclosures that are usually included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been either condensed or omitted in accordance with SEC rules and regulations. The accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company's financial position as of September 30, 2014 and December 31, 2013, the results of operations for the three and nine months ended September 30, 2014 and 2013, and the statements of cash flows for the nine months ended September 30, 2014 and 2013. The results of operations for the three and nine months ended September 30, 2014 and 2013 are not necessarily indicative of the results for a full-year period.  These interim condensed consolidated financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 20, 2014.

Significant Accounting Policies:

The significant accounting policies were described in Note 2 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There have been no changes to these policies during the nine months ended September 30, 2014 that are of significance or potential significance to the Company.

Warranty Costs – The Company accrues for warranty costs based on estimated warranty return rates and estimated costs to repair. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty returns, and repair cost. The Company reviews the adequacy of its recorded warranty accrual on a quarterly basis.

The details of changes in the Company’s warranty accrual are as follows:

	September 30, 2014	December 31, 2013
Balance at the beginning of year	$338	$385
Warranty accruals/additions	374	433
Warranty usage	(383)	(480)
Balance at end of period	$329	$338

CLEARONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited – Dollars in thousands)

Earnings Per Share – The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Numerator:
Net income	$1,646	$1,663	$3,070	$3,438
Denominator:
Basic weighted average shares outstanding	9,198,730	9,027,764	9,182,875	9,090,903
Dilutive common stock equivalents using treasury stock method	408,914	379,177	433,003	394,905
Diluted weighted average shares outstanding	9,607,644	9,406,941	9,615,878	9,485,808

Basic earnings per common share	$0.18	$0.18	$0.33	$0.38
Diluted earnings per common share	$0.17	$0.18	$0.32	$0.36

Weighted average options outstanding	923,424	1,143,283	955,606	1,131,403
Anti-dilutive options not included in the computations	276,459	167,845	169,306	157,197

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

Pursuant to the SPA, the Company (i) paid initial consideration of $8,141 in cash, which is subject to a final working capital adjustment, (ii) accrued for possible additional earn-out payments over the next three years, estimated to be $667, and (iii) issued 150,000 shares of restricted common stock of the Company, valued at $1,679 (determined on the basis of the closing market price of the Company's stock on the acquisition date). The purchase price was paid out of cash on hand. The SPA contains representations, warranties and indemnifications customary for a transaction of this type.

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

The following table summarizes the consideration paid for the acquisition:

Consideration
Cash	$8,141
Common stock	1,679
Contingent consideration	667
Total	$10,487

The fair value of identified assets and liabilities acquired was as follows:

CLEARONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited – Dollars in thousands)

Fair value
Cash	$125
Accounts receivable	255
Inventories	844
Prepaid and other	116
Intangibles	3,180
Property and equipment	292
Goodwill	6,555
Trade accounts payable	(420)
Accrued liabilities	(405)
Stock registration costs	(55)
Total	$10,487

The fair value of accounts receivable acquired is $255 which is net of an allowance for doubtful accounts of $2.

The goodwill of $6,555 related to the acquisition of of Sabine is composed of expected synergies in utilizing Sabine technology in ClearOne product offerings, reduction in future combined research and development expenses, and intangible assets including acquired workforce that do not qualify for separate recognition. The goodwill balance of $6,555 related to the acquisition of Sabine is deductible for tax purposes.

Supplemental Pro Forma Information:

1) Revenue and net income from the Sabine business from March 8, 2014 to September 30, 2014 was $2,887 and $374 respectively.
2) Revenue and earnings of the combined entity as though the business combination occurred as of January 1, 2013 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue	$15,739	$13,252	$42,827	$37,947
Earnings	1,646	1,702	2,830	3,490
Basic earnings per common share	$0.18	$0.19	$0.31	$0.38
Diluted earnings per common share	$0.17	$0.18	$0.29	$0.37

3) There were no material, nonrecurring pro forma adjustments directly attributable to the acquisition included in this Supplemental Pro Forma Information.

Spontania business of Spain-based Dialcom Networks, S.L.

December 20, 2013 ClearOne, Inc. entered into an agreement to acquire the Spontania business of Spain-based Dialcom Networks, S.L. The Spontania cloud-based service empowers customers to deploy HD video conferencing, web collaboration, and more with equipment most businesses have and use every day - video-conferencing endpoints, desktops, laptops, web browsers, tablets, and smartphones. With Spontania there is no hardware investment and the service operates off of a reservation-less model, enabling on-demand video communications from virtually anywhere, anytime, with anyone on any device.

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

The fair value of identified assets and liabilities acquired was as follows:

Fair value
Property and equipment	$47
Intangibles	2,488
Goodwill	2,569
Accrued liabilities	(52)
Total	$5,052

The goodwill of $2,569 relates to the acquisition of Spontania cloud-based technology and intangible assets including acquired workforce that does not qualify for separate recognition.

Supplemental Pro Forma Information:

1) Revenue and net loss from the Spontania business from April 1, 2014 to September 30, 2014 was $335 and $472 respectively.
2) Revenue and earnings of the combined entity as though the business combination occurred as of January 1, 2013 is not available. The Spontania business was part of a business unit of Dialcom Networks, S.L., and thus separate stand-alone financial information for Spontania is not available.

Acquisitions Expenses

The Company incurred $16 and $459 in total acquisition related expenses, all of which are categorized under General and administrative expenses in the Consolidated Statement of Operations for the three and nine months ended September 30, 2014.

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
The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at September 30, 2014 and December 31, 2013 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
September 30, 2014
Available-for-sale securities:
Corporate bonds and notes	$19,242	$126	$(39)	$19,329
Municipal bonds	6,078	44	—	6,122
Total available-for-sale securities	$25,320	$170	$(39)	$25,451

CLEARONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited – Dollars in thousands)

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
December 31, 2013
Available-for-sale securities:
Corporate bonds and notes	$18,832	$68	$(43)	$18,857
Municipal bonds	6,658	22	(11)	6,669
Total available-for-sale securities	$25,490	$90	$(54)	$25,526

Maturities of marketable securities classified as available-for-sale securities were as follows at September 30, 2014:

	Amortized cost	Estimated fair value
September 30, 2014
Due within one year	$5,783	$5,785
Due after one year through five years	18,852	18,970
Due after five years through ten years	685	696
Total available-for-sale securities	$25,320	$25,451

4. Intangible Assets

Intangible assets as of September 30, 2014 and December 31, 2013 consisted of the following:

	Estimated useful lives	September 30, 2014	December 31, 2013
Tradename	7 years	$435	$435
Patents and technological know-how	10 years	5,310	2,070
Proprietary software	3 to 15 years	5,449	2,961
Other	5 years	238	208
		11,432	5,674
Accumulated amortization		(2,665)	(1,964)
		$8,767	$3,710

The amortization of intangibles with finite lives for the three and nine months ended September 30, 2014 and 2013 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Amortization of intangibles with finite lives	$268	$142	$701	$404

The estimated future amortization expense of intangible assets is as follows:

CLEARONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited – Dollars in thousands)

Years ending December 31,	Estimated future amortization expense
2014 (remainder)	$253
2015	1,013
2016	976
2017	887
2018	866
Thereafter	4,772
$8,767

5. Inventories

Inventories, net of reserves, as of September 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014	December 31, 2013
Current:
Raw materials	$2,340	$1,362
Finished goods	10,940	10,916
	$13,280	$12,278
Long-term:
Raw materials	$329	$227
Finished goods	663	324
	$992	$551

Long-term inventory represents inventory held in excess of our current (next 12 months) requirements based on our recent sales and forecasted level of sales. We expect to sell the above inventory, net of reserves, at or above the stated cost and believe that no loss will be incurred on its sale.

Current finished goods include consigned inventory in the amounts of approximately $1,607 and $1,520 as of September 30, 2014 and December 31, 2013, respectively. Consigned inventory represents inventory at distributors and other customers where revenue recognition criteria have not yet been achieved.

The following table summarizes the losses incurred on valuation of inventory at lower of cost or market value and write-off of obsolete inventory during the three and nine months ended September 30, 2014 and 2013, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Losses incurred on valuation of inventory and write-off of obsolete inventory	$113	$256	$537	$524

6. Share-based Compensation Expense

Share-based compensation expense for the three and nine months ended September 30, 2014 and 2013 has been recorded as follows:

CLEARONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited – Dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Cost of goods sold	$2	$2	$6	$7
Sales and marketing	20	21	60	55
Research and product development	12	14	33	37
General and administrative	64	42	167	106
	$98	$79	$266	$205

As of September 30, 2014, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, was approximately $1,169, which will be recognized over a weighted average period of 2.76 years.

7. Shareholders’ Equity

The following table summarizes the change in shareholders’ equity during the three and nine months ended September 30, 2014 and 2013, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Balance at the beginning of the period	$73,930	$67,655	$70,335	$66,668
Net income during the period	1,646	1,663	3,070	3,438
Treasury stock purchased	(758)	(1,200)	(1,927)	(2,191)
Share-based compensation	98	79	266	205
Tax benefit - stock option exercises	2	55	92	55
Exercise of stock options	32	292	1,297	456
Stock issued for acquisition	—	—	1,679	—
Unrealized gain (loss) on available-for-sale securities, net of tax	(78)	54	60	(33)
Balance at end of the period	$74,872	$68,598	$74,872	$68,598

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
Level 3 - Unobservable inputs.
The substantial majority of the Company's financial instruments are valued using quoted prices in active markets or based on other observable inputs. The following table sets forth the fair value of the financial instruments re-measured by the Company as of September 30, 2014 and December 31, 2013:

CLEARONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited – Dollars in thousands)

	Level 1	Level 2	Level 3	Total
(In thousands)
September 30, 2014
Corporate bonds and notes	$—	$19,329	$—	$19,329
Municipal bonds	—	6,122	—	6,122

Total	$—	$25,451	$—	$25,451

	Level 1	Level 2	Level 3	Total
(In thousands)
December 31, 2013
Corporate bonds and notes	$—	$18,857	$—	$18,857
Municipal bonds	—	6,669	—	6,669

Total	$—	$25,526	$—	$25,526

9. Income Taxes
The Company's forecasted effective tax rate at September 30, 2014 was 35.7%, a 2.4% increase from the 33.3% effective tax rate recorded at December 31, 2013. The forecasted effective tax rate of 35.7% excludes jurisdictions for which no benefit from forecasted current year losses is anticipated. Including losses from such jurisdictions results in a forecasted effective tax rate of 36.3%. Our forecasted effective tax rate could fluctuate significantly on a quarterly basis and could change to the extent that earnings, in countries with tax rates that differ from that of the U.S., differ from amounts anticipated at September 30, 2014.

After discrete tax expense of $24, the effective tax rate for the nine months ended September 30, 2014 was 40.4%. The discrete tax expense is primarily attributable to adjustments to prior-year research and development tax credits, offset by tax benefits of share-based compensation.

10. Subsequent Events

The Company evaluated its consolidated financial statements as of and for the nine months ended September 30, 2014 for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent event which would require recognition or disclosure in the financial statements.

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

Our revenues were $15.7 million and $12.4 million during the three months ended September 30, 2014 and 2013, respectively. This revenue increase is primarily due to contributions from our acquisitions and from our flagship professional audio products. Our gross profit increased by $2.2 million during the three months ended September 30, 2014 compared to the three months ended September 30, 2013.  Net income decreased by $17 thousand during the three months ended September 30, 2014 compared to the three months ended September 30, 2013, primarily due to increased tax expense resulting from both a higher taxable income and a higher effective tax rate and due to increased investments in sales and marketing and research and development activities in connection with acquisitions and internal investments.

Our revenues were $42.6 million and $35.4 million during the nine months ended September 30, 2014 and 2013, respectively. This revenue increase is primarily due to increased sales of professional audio products.  Our gross profit increased by $4.1 million during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Net income decreased by $368 thousand during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, primarily due to increased investments in sales and marketing and research and development activities in connection with acquisitions and internal investments.

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

ANALYSIS OF RESULTS OF OPERATIONS

Results of Operations for the three and nine months ended September 30, 2014 and 2013

The following table sets forth certain items from our unaudited condensed consolidated statements of operations (dollars in thousands) for the three and nine months ended September 30, 2014 and 2013, respectively, together with the percentage of total revenue which each such item represents:

	Three months ended September 30,				Nine months ended September 30,
	2014	% of Revenue	2013	% of Revenue	2014	% of Revenue	2013	% of Revenue
Revenue	$15,739	100%	$12,366	100%	$42,558	100%	$35,362	100%
Cost of goods sold	6,099	39%	4,921	40%	17,152	40%	14,054	40%
Gross profit	9,640	61%	7,445	60%	25,406	60%	21,308	60%
Sales and marketing	2,791	18%	2,220	18%	8,504	20%	6,575	19%
Research and product development	2,315	15%	1,788	14%	6,886	16%	5,497	16%
General and administrative	1,487	9%	1,405	11%	5,079	12%	4,639	13%
Proceeds from litigation	—	—%	(272)	(2)%	—	—%	(272)	(1)%
Operating income	3,047	19%	2,304	19%	4,937	12%	4,869	14%
Other income, net	70	0%	85	1%	215	1%	117	0%
Income before income taxes	3,117	20%	2,389	19%	5,152	12%	4,986	14%
Provision for income taxes	1,471	9%	726	6%	2,082	5%	1,548	4%
Net income	$1,646	10%	$1,663	13%	$3,070	7%	$3,438	10%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue

Revenue for the three months ended September 30, 2014 was approximately $15.7 million, an increase of 27% compared to revenue of approximately $12.4 million for the three months ended September 30, 2013. The increase in revenue was due to increased demand in all regions and especially in North America and EMEA (Europe, Middle East, and Africa). The increase is also attributable to contributions of products acquired through acquisitions and growth in demand for our microphone products and other professional audio products partially offset by decline in unified communications and video products revenue.

Revenue for the nine months ended September 30, 2014 was approximately $42.6 million, an increase of 20% compared to revenue of approximately $35.4 million for the nine months ended September 30, 2013. The revenue increase is primarily due to increased demand in North America and EMEA (Europe, Middle East, and Africa). The increase is also attributable to contributions of products acquired through acquisitions and growth in demand for our microphone products and other professional audio products partially offset by decline in unified communications and video products revenue.

The net change in deferred revenue for the three months ended September 30, 2014 and 2013 was a net decrease of deferred revenue of approximately $264 thousand and a net decrease of deferred revenue of approximately $195 thousand, respectively. The net change in deferred revenue for the nine months ended September 30, 2014 and 2013 was a net increase of deferred revenue of approximately $822 thousand and a net increase of deferred revenue of approximately $512 thousand, respectively. See “Critical Accounting Policies and Estimates” under “Revenue and Associated Allowance for Revenue Adjustments and Doubtful Accounts” below for a detailed discussion of deferred revenue.

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

Our Gross Profit Margin (GPM), which is gross profit as a percentage of revenue, was 61% and 60% for the quarters ended September 30, 2014 and September 30, 2013, respectively. Our GPM was 60% and 60% for the nine months ended September 30, 2014 and 2013, respectively. The increase in gross margin for the quarter is primarily due to a reduction in costs of goods sold resulting from reduced overhead costs associated with such inventories sold, as well as increased performance of higher margin products.
Operating Expenses
Operating expenses, excluding proceeds from litigation, for the quarter ended September 30, 2014 increased by approximately $1.2 million to $6.6 million compared to $5.4 million for the quarter ended September 30, 2013. Operating expenses for the nine months ended September 30, 2014 increased by approximately $3.8 million to $20.5 million compared to $16.7 million for the nine months ended September 30, 2013.

Sales and Marketing (“S&M”) Expenses. S&M expenses include sales, customer service, and marketing expenses, such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and sales expenses.

S&M expenses of approximately $2.8 million for the quarter ended September 30, 2014 increased $571 thousand, or 26%, when compared to S&M expenses of approximately $2.2 million for the quarter ended September 30, 2013. S&M expenses of approximately $8.5 million for the nine months ended September 30, 2014 increased $1.9 million, or 29%, when compared to S&M expenses of approximately$6.6 million for the nine months ended September 30, 2013. The quarterly and year-to-date S&M expenses increased mainly due to increased commissions to sales persons and independent reps, increased headcount, additional expenses due to acquired operations and increase in trade-show related expenses.

Research and Development (“R&D”) Expenses.  R&D expenses include research and development and product line management, including employee-related costs, outside services, expensed materials and depreciation, and an allocation of overhead expenses.

R&D expenses of approximately $2.3 million for the quarter ended September 30, 2014 increased by $0.5 million, or 29%, when compared to R&D expenses of approximately $1.8 million for the quarter ended September 30, 2013. R&D expenses of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

approximately $6.9 million for the nine months ended September 30, 2014 increased by $1.4 million, or 25%, when compared to R&D expenses of approximately $5.5 million for the nine months ended September 30, 2013. The changes in quarterly and year-to-date expenses were mainly due to increase in R&D project costs and increased expenses related to acquired operations.

General and Administrative (“G&A”) Expenses. G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs, and corporate administrative costs, including finance, information technology and human resources costs.

G&A expenses of approximately $1.5 million for the quarter ended September 30, 2014 increased by $82 thousand, or 6%, when compared to G&A expenses of approximately $1.4 million for the quarter ended September 30, 2013. G&A expenses of approximately $5.1 million for the nine months ended September 30, 2014 increased by $440 thousand, or 9%, when compared to G&A expenses of approximately $4.6 million for the nine months ended September 30, 2013. The quarterly and year-to-date G&A expenses increased mainly due to increased amortization expenses on acquired intangible assets, expenses on acquired operations, acquisition related expenses and accounting and auditing expenses. These increases were partially offset by reduction in legal expenses and recruitment related expenses.

During the nine months ended September 30, 2014, we continued to incur significant legal expenses due to various legal proceedings explained in detail in our Form 10-K for the year ended December 31, 2013.

Other income (expense), net

Other income (expense), net, includes interest income, interest expense, and currency gain (loss).

Provision for income taxes

During the quarter ended September 30, 2014, we accrued income taxes at the expected annualized rate of 35.7% as compared to an annualized rate of 32.9% used for the accrual made for the quarter ended September 30, 2013.  The 2.8% increase in the expected annualized rate was primarily due to the U.S. research and development tax credit, which was in effect for the quarter ended September 30, 2013, but has not been extended as of September 30, 2014. In addition, a discrete tax expense of $24 thousand related to adjustments to prior-year research and development tax credits, offset by tax benefits of share-based compensation, was recognized during the nine months ended September 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2014, our cash, cash equivalents, and marketable securities were approximately $34.3 million, a decrease of $8.4 million compared to cash and cash equivalents of approximately $42.7 million as of December 31, 2013.

Net cash provided by operating activities was approximately $5.8 million during the nine months ended September 30, 2014, an increase of $15.3 million compared to approximately $9.5 million in cash used in operating activities during the nine months ended September 30, 2013. The increase in cash flow was primarily due to absence of a large tax payment in the first half of 2014. In the first quarter of 2013 we paid income taxes related to arbitration settlement proceeds received in the last quarter of 2012. The increase in cash flow was also due to the timing of receipts and payments of working capital, which include accounts receivable, accounts payable, accrued expenses, inventories, and prepaid expenses and other assets.

Net cash used in investing activities during the nine months ended September 30, 2014 was approximately $13.5 million, which consisted of the payments for the acquisition of the business of Sabine of $8.0 million, payments related to the acquiring of the Spontania product line of $5.1 million and approximately $496 thousand in payments towards purchases of equipment. Net cash used in investing activities during the nine months ended September 30, 2013 was approximately $26.1 million, which includes proximately $25.4 million in payments towards the purchase of marketable securities and approximately $723 thousand towards the purchase of equipment.

Net cash used in financing activities during the nine months ended September 30, 2014 was approximately $593 thousand, which consisted of the acquisition of outstanding stock totaling $1.9 million, offset by $1.3 million in proceeds received through exercise of stock options and a net $37 thousand in tax benefits from the exercise of stock options and stock registration costs. During the nine months ended September 30, 2013, net cash used in financing activities was $1,659 thousand, which consisted of the acquisition of outstanding stock totaling $2.2 million, offset by $532 thousand in proceeds and tax benefits received through the exercise of stock options.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of September 30, 2014, our working capital was $32.0 million as compared to $39.4 million as of December 31, 2013.

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

The amount of deferred cost of goods sold was included in consigned inventory. The following table details the amount of deferred revenue, cost of goods sold, and gross profit as of September 30, 2014 and December 31, 2013:

	As of September 30, 2014	As of December 31, 2013
Deferred revenue	$4,980	$4,158
Deferred cost of goods sold	1,607	1,520
Deferred gross profit	$3,373	$2,638

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2014 was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective as

CLEARONE, INC.

of September 30, 2014 to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

There was no change in our internal control over financial reporting during the quarter ended September 30, 2014 that materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.

CLEARONE, INC.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

For the quarter ending September 30, 2014, there were no new updates to the status of legal proceedings or commitments and contingencies reported in our Form 10-K for the year ended December 31, 2013 under Part I, Item 3 Legal Proceedings and Note 8 - Commitments and Contingencies of the Notes to Consolidated Financial Statements (Part II, Item 8) since the last reported update.

Item 1A.	RISK FACTORS

Not applicable.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The table below summarizes information about our purchases of our equity securities registered pursuant to Section 12 of the Exchange Act of 1934, as amended, during the quarterly period ended September 30, 2014.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program
July 1, 2014 through July 31, 2014	20,660	$9.87	20,660	$5,824,759
August 1, 2014 through August 31, 2014	38,047	9.52	38,047	5,462,460
September 1, 2014 through September 30, 2014	22,152	8.66	22,152	5,270,661
Total	80,859	$9.37	80,859	$5,270,661

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

ClearOne, Inc., (Registrant)

October 31, 2014	By:	/s/ Zeynep Hakimoglu
Zeynep Hakimoglu Chief Executive Officer (Principal Executive Officer)

October 31, 2014	By:	/s/ Narsi Narayanan
Narsi Narayanan Senior Vice President of Finance (Principal Financial and Accounting Officer)