Form 10-K
period 2014-12-31
CLEARONE INC
filed 2015-03-31
CIK 840715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K
(Mark One)

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2014
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to ___________

Commission file number 001-33660
CLEARONE, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0398877
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

5225 Wiley Post Way, Suite 500, Salt Lake City, Utah	84116
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code)	801-975-7200
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name on each exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act	None

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
The aggregate market value of the shares of voting common stock held by non-affiliates was approximately $60.1 million at June 30, 2014, (the Company's most recently completed second fiscal quarter), based on the $9.83 closing price for the Company’s common stock on the NASDAQ Capital Market on such date. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.
The number of shares of ClearOne common stock outstanding as of March 20, 2015 was 9,111,790.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III is incorporated by reference from registrant's proxy statement for the 2015 annual meeting of shareholders or an amendment to this Annual Report on Form 10-K, which will be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year ended December 31, 2014.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements reflect our views with respect to future events based upon information available to us at this time. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from these statements. Forward-looking statements are typically identified by the use of the words “believe,” “may,” “could,” “will,” “should,” “expect,” “anticipate,” “estimate,” “project,” “propose,” “plan,” “intend,” and similar words and expressions. Examples of forward-looking statements are statements that describe the proposed development, manufacturing, and sale of our products; statements that describe expectations regarding pricing trends, the markets for our products, our anticipated capital expenditures, our cost reduction and operational restructuring initiatives, and future impact of regulatory developments; statements with regard to the nature and extent of competition we may face in the future; statements with respect to the anticipated sources of and need for future financing; and statements with respect to future strategic plans, goals, and objectives and forecasts of future growth and value. Forward-looking statements are contained in this report under “Business” included in Item 1 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of this Annual Report on Form 10-K. The forward-looking statements are based on present circumstances and on our predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences and timing than those now assumed or anticipated. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the risk factors discussed in this report under the caption “Item 1A Risk Factors.” These cautionary statements are intended to be applicable to all related forward-looking statements wherever they appear in this report. The cautionary statements contained or referred to in this report should also be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. Any forward-looking statements are made only as of the date of this report and we assume no obligation to update forward-looking statements to reflect subsequent events or circumstances.

PART I

References in this Annual Report on Form 10-K to “ClearOne,” “we,” “us,” “CLRO” or “the Company” refer to ClearOne, Inc., a Utah corporation, and, unless the context otherwise requires or is otherwise expressly stated, its subsidiaries.

ITEM 1. BUSINESS

GENERAL

ClearOne was formed as a Utah corporation in 1983 organized under the laws of the State of Utah. The company is headquartered in Salt Lake City, Utah, with locations in Alachua, Florida; Austin, Texas; Corvallis, Oregon; Hong Kong; Israel; and Spain.

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

| 1 |

ITEM 1 - BUSINESS

Acquisitions

On April 1, 2014, we completed the acquisition of Spontania from Spain-based Dialcom Networks, S.L. in an all-cash deal for €3.66 million (approximately US$5.1 million). Spontania, a software-based cloud collaboration solution, combines the benefits of video conferencing and web conferencing into an enterprise solution that can scale to tens of thousands of users. The addition of Spontania was made with the intent to make us the only company offering an entirely software-based video conferencing product line and to provide on-premise cloud-based Software-as-a-Service (SaaS) and Platform-as-a-Service (PaaS) solutions complementing our existing premise-based, enterprise video conferencing offering, COLLABORATE ®.

On March 7, 2014, we completed the acquisition of Sabine, Inc. ("Sabine") through a stock purchase agreement ("SPA"). Sabine manufactured, designed and sold Sacom professional wireless microphone systems for live and installed audio. It also manufactured the FBX Feedback Exterminator for reliable automatic feedback control. With the addition of Sabine, we have reliable and exclusive access to the wireless microphones that are a critical component of our complete microphone portfolio. Pursuant to the SPA, we (i) paid initial consideration of $6.89 million in cash and approximately $1.68 million in ClearOne shares. In addition, we paid off Sabine debt of $1.25 million and may be required to make earn-out payments over a three year period from the acquisition date based on achievement of certain performance criteria.  We continue to maintain operations at the former Sabine location in Alachua, Florida.

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

STRATEGY

We currently participate in the following markets:

•	Professional audio visual, including audio conferencing and video conferencing and collaboration;

•	Professional microphones;

•	Unified communications, including telephony;

•	Network streaming and control; and

•	Digital signage.

Our business goals are to:

•	Maintain our leading global market share in professional audio conferencing products for large businesses and organizations;

•	Leverage the video conferencing & collaboration, streaming and digital signage technologies to enter new growth markets;

•	Focus on the small and medium business (SMB) market with scaled, lower cost and less complex products and solutions;

•	Capitalize on the growing adoption of unified communications and introduce new products through emerging information technology channels;

•
Capitalize on emerging market opportunities as audio visual, information technology, unified communications and traditional digital signage converge to meet enterprise and commercial multimedia needs; and

•	Expand and strengthen our sales channels.

| 2 |

ITEM 1 - BUSINESS

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

Our professional audio communication products contributed 77% and 70% of our consolidated revenue in 2014 and 2013, respectively.

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

Our flagship Converge Pro product line leads our professionally installed audio products line. The Converge Pro product line includes the Converge Pro 880, Converge Pro 880T, Converge Pro 880TA, Converge Pro 840T, Converge Pro 8i, Converge Pro TH20 and Converge Pro VH20, and Converge SR product line including Converge SR1212 and SR1212A which together offer various levels of integration and features to allow a commercial system integrator to optimize a system to fit diverse conferencing applications and environments. CONVERGE USB, an USB peripheral provides plug-and-play USB audio connectivity between CONVERGE products and popular desktop/laptop UC applications for rich and professional sound.

At the end of the second quarter of 2014. we began shipping our new CONNECT™ Dante™ product; a network interface bridge provides Dante digital audio interface to Converge products for transmitting digital audio over Ethernet.

Mid-Tier Premium Conferencing

| 3 |

ITEM 1 - BUSINESS

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

Professional Microphones

The ClearOne Beamforming Microphone Array is the Pro-Audio industry’s first professional-grade microphone array with Beamforming and adaptive steering technology and ClearOne’s next-generation Acoustic Echo Cancellation. The ultra-sleek design fits into any conferencing environment and delivers the clearest audio pickup available. The 24 microphone element industry-leading Beamforming Microphone Array has focused acoustic beams, digital signal processing, adaptive steering, and acoustic echo canceling to produce the clearest and most intelligible conferencing sound possible. ClearOne began shipping the Beamforming Microphone Array in March 2013. During the first quarter of 2014, we began shipping the Beamforming Microphone Array, including table, wall and ceiling applications, in black to increase market compatibility.

ClearOne also introduced WS800 Wireless Microphone Systems, including four new models of wireless microphones/transmitters (Tabletop/boundary, Gooseneck, Handheld, Bodypack) and a base-station receiver with either 4 or 8 channels, which connect to professional audio mixers. The wireless system combines ease-of-use with the most reliable security and power. ClearOne began shipping the WS800 Wireless Microphone Systems in January 2013. Through Sabine acquisition, we also began shipping Sacom branded Wireless Microphone Systems in 2014.

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

UNIFIED COMMUNICATIONS AUDIO END POINTS
Our unified communications audio end points include (i) traditional tabletop conferencing phones used in conference rooms and offices and (ii) affordable personal conferencing products that can be used with PCs, laptops, tablets, smartphones, and other portable devices. Our unified communications audio end points contributed approximately 17% and 23% of our consolidated revenue in 2014 and 2013, respectively.

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

| 4 |

ITEM 1 - BUSINESS

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

VISUAL COMMUNICATION PRODUCTS

Our visual communication products are sold under following three broad categories: (i) video conferencing, (ii) streaming and (iii) digital signage. Our visual communication products contributed 6% and 7% of our consolidated revenue in 2014 and 2013, respectively.

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

The new COLLABORATE® Room Pro all-in-one appliance combines high-definition 1080p60 video with ClearOne's wildly popular Beamforming Microphone Array for the best audio available on any self-contained video conferencing solution, without using an external DSP unit for audio processing. This new system, available with a 9-party MCU, also includes many media collaboration tools that usually purchased separately, such as: streaming, recording and content creation, presentation.
UNITE™ PTZ Camera complements COLLABORATE product line, comes with DVI-I (for digital and analog output) and USB 3.0 connectivity that enables users to easily add Full-HD video to UC or video applications running on desktop/laptop. With powerful optical zoom and wide field of view make this camera more suitable for medium to large meeting spaces. Full high definition video in up to 1080p60 resolution helps the remote sites in video conferencing see every detail, even when displayed on a large screen.

Through the Spontania acquisition in 2014, ClearOne started offering Spontania cloud-based Media Collaboration solutions. Spontania empowers customers to deploy video collaboration without the heavy burden of expensive infrastructure.  It also allows service providers and partners to expand their offerings by deploying the technology within their own networks. Spontania complements ClearOne's premise-based COLLABORATE enterprise video collaboration portfolio. The complete

| 5 |

ITEM 1 - BUSINESS

ClearOne video portfolio now can serve a full range of video collaboration needs for enterprise, SMB, healthcare, education, and other customers, whether they are seeking those solutions deployed in their private data centers or in the ClearOne Spontania cloud. ClearOne now offers its partners and end users a clear choice between public cloud, private cloud, and on-premise solutions.

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

VIEW Pro is our next generation Streaming solution that provides 1080p60, H.264 high definition HDMI video-audio, 4:4:4 true-color, 24 bit per pixel video output. It comes with dual inputs encoder and single output decoder with balanced audio, general purpose control ports and clock synchronized video output. VIEW Pro system also provides multi-view video composition and video-wall features using its built-in video processing engine, without using an external, expensive hardware video processors. This continues to be truly differentiated in the professional market by offering complete AV streaming and distribution systems that can scale to fulfill projects of any size and complexity, from light commercial to the very largest environments.

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

During the year ended December 31, 2014, approximately $39.6 million, or 68% of our total product sales, were generated in the United States and product sales of approximately $18.3 million, or 32% of our total product sales, were generated outside the United States. Revenue from product sales to customers in the United States was approximately $32.3 million, or 65% of total product sales and revenue from products outside of the United States was approximately $17.3 million and accounted for

| 6 |

ITEM 1 - BUSINESS

approximately 35% of our total product sales for the year ended December 31, 2013. We sell directly to our distributors, resellers and end-users in approximately 70 countries worldwide. We anticipate that the portion of our total product revenue from international sales will continue to be a significant portion of our total revenue as we further enhance our focus on developing new products, establishing new channel partners, strengthening our presence in key growth areas, complying with regional environmental regulatory standards, and improving product localization with country-specific product documentation and marketing materials.

Distributors, Resellers and Independent Integrators
We sold our products directly to approximately 562 distributors and direct resellers throughout the world during 2014. Distributors and resellers purchase our products at a discount from list price and resell them worldwide to hundreds of independent system integrators, telephony value-added resellers, IT value-added resellers, and PC dealers on a non-exclusive basis. Our distributors maintain their own inventory and accounts receivable and are required to provide technical and non-technical support for our products to the next level of distribution participants. We work with our distributors and resellers to establish appropriate inventory stocking levels. We also work with our distributors and resellers to maintain relationships with our existing systems integrators, dealers, and other value-added resellers.

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

Customers

We do not get comprehensive reports from our distributors and resellers that identify our end-users. As a result, we do not know whether any end-user accounted for more than 10 percent of our total revenue during any of the periods reported in this Annual Report. However, revenues included sales to Starin Marketing, which represented approximately 16% of consolidated revenue during the year ended December 31, 2014. During the year ended December 31, 2013, revenues included sales to Starin Marketing, which represented 18.2% of our consolidated revenue and VSO Marketing, which represented 10.8% of our consolidated revenue during that period. As discussed above, distributors facilitate product sales to a large number of independent systems integrators, dealers, and value-added resellers, and subsequently to their end-users. The loss of one or more distributors could reduce revenue and have a material adverse effect on our business and results of operations. Our shipped orders on which we had not recognized revenue were $5.0 million and $4.2 million as of December 31, 2014 and 2013, respectively. As of December 31, 2014, we had a backlog of un-shipped orders of approximately $789 thousand.

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

| 7 |

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
In the professional audio conferencing system and sound reinforcement markets, our main competitors include Biamp, Crestron, Extron, Harman/BSS, Lectrosonics, Peavey, Phoenix, Polycom, Shure and Vaddio and their original equipment manufacturing (OEM) partners, along with several other companies potentially poised to enter the market. We occupy the number one position in the global professional audio conferencing market with nearly 50% of the global market share. In the traditional tabletop conferencing market, we face significant competition from Avaya (Konftel), Phoenix, and Polycom, and especially from their OEM partnerships. A significant portion of the tabletop market is covered by sales through OEM partnerships. While we believe MAX products have unique features and superior quality, our limited OEM partnerships and pricing pressures from higher volume competitors limit our ability to expand our existing share of this market. In the professional microphones market, our primary competitors include Audio-technica, Audix, Polycom, Revolabs, Sennheiser, Shure, and their OEM partners. Our primary competitors in the personal conferencing market are GN Netcom (Jabra), Phoenix Audio, Plantronics, Polycom, Yamaha and their OEM partners. Our video conferencing products face tremendous competition from well established players, including Avaya (Radvision), CISCO, Logitech (Lifesize), Polycom and Vidyo. We believe the migration of video conferencing from hardware-based codecs to software-based codecs provides an opportunity for us to differentiate our products and gain market share. Our commercial streaming products face intense competition from a few well-established corporations of diversified capabilities and strengths, including AMX, BiAmp, Crestron, Extron, and Haivision. We believe that our pioneering and patented StreamNet technology delivers superior audio and video streaming performance and flexibility and provides us with a competitive edge over other industry players. In digital signage, our primary competitors include Scala, Tightrope and Visix.

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

| 8 |

ITEM 1 - BUSINESS

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

Research and Product Development

We are committed to research and product development and view our continued investment in research and product development as a key ingredient to our long-term business success. Our research and product development expenditures were approximately $9.0 million during the year ended December 31, 2014 and $7.6 million during the year ended December 31, 2013.

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

Employees

As of December 31, 2014, we had 165 full-time employees. Of these employees, 91 were located in our Salt Lake City locations, 51 in other U.S. locations, and 23 in locations outside the U.S. None of our employees are subject to a collective bargaining agreement and we believe our relationship with our employees is good. We also hire contractors with specific skill sets to meet our operational needs.

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

| 9 |

ITEM 1A - RISK FACTORS

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
We market our products primarily through a network of distributors who in turn sell our products to value-added resellers. All of our agreements with such distributors and other distribution participants are non-exclusive, terminable at will by either party, and generally short-term. No assurances can be given that any or all such distributors or other distribution participants will continue their relationship with us. Distributors and, to a lesser extent, value-added resellers cannot easily be replaced and any loss of revenues from these and other sources or our inability to reduce expenses to compensate for such loss of revenue could adversely affect our net revenue and profit margins.

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

| 10 |

ITEM 1A - RISK FACTORS

Product development delays or defects could harm our competitive position and reduce our revenue.
We have in the past experienced, and may again experience, technical difficulties and delays with the development and introduction of new products. Many of the products we develop contain sophisticated and complicated circuitry, software and components and utilize manufacturing techniques involving new technologies. Potential difficulties in the development process that we may experience include the following: (a) meeting required specifications and regulatory standards; (b) hiring and keeping a sufficient number of skilled developers; (c) meeting market expectations for performance; (d) obtaining prototype products at anticipated cost levels; (e) having the ability to identify problems or product defects in the development cycle; and (f) achieving necessary manufacturing efficiencies.

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
We defer recognition of revenue from product sales to distributors until the return privilege has expired, which approximates when product is sold-through to customers of our distributors. At each quarter-end, we evaluate the inventory in the channel through information provided by our distributors. We use this information to determine the amount of inventory in the channel, and the appropriate revenue and cost of goods sold associated with those channel products. We cannot guarantee that the third party data as reported will be accurate. We sample test the inventory of a limited number of distributors on an annual basis, most recently in the fourth quarter of 2014, to gain a comfort level of inventory levels reported, however, inventory levels could contain inaccuracies for items we do not sample.

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

| 11 |

ITEM 1A - RISK FACTORS

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
Adverse economic conditions worldwide have contributed to slowdowns in the communications industry and have caused a negative impact on the specific segments and markets in which we operate. Adverse changes in general global economic conditions can result in reductions in capital expenditures by end-user customers for our products, longer sales cycles, the deferral or delay of purchase commitments for our products and increased competition. These factors have adversely impacted our operating results in prior periods and could also impact us again in the future. Global economic concerns, such as the varying pace of global economic recovery, European and domestic debt and budget issues, the slowdown in economic growth in large emerging markets such as China and India, and international currency fluctuations, may continue to create uncertainty and unpredictability in the global and national economy. A global economic downturn would negatively impact technology spending for our products and services and could materially adversely affect our business, operating results and financial condition. Further, global economic conditions may result in a tightening in the credit markets, low liquidity levels in many financial markets, decrease in customer demand and ability to pay obligations, and extreme volatility in credit, equity, foreign currency and fixed income markets.

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
We acquired NetStreams, a pioneer in digital media networks based on Internet Protocol (TCP/IP), in November 2009, MagicBox, a leading provider of digital signage services, in September 2011, and substantially all of the assets of VCON Video Conferencing, Ltd, a high-performance, end-to-end, software video conferencing solutions company in Israel, in 2012. On March 7, 2014, we completed the acquisition of Sabine, Inc. to provide the company with reliable and exclusive access to the supply of wireless microphones that are a critical component of ClearOne’s complete microphone portfolio. On April 1, 2014 we completed the acquisition of Spontania, from Spain-based Dialcom Networks, S.L., which provides us with a software-based cloud collaboration solution. The efficient and effective integration of these businesses and product lines into our organization is important to our growth.

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

| 12 |

ITEM 1A - RISK FACTORS

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

| 13 |

ITEM 1A - RISK FACTORS

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

| 14 |

ITEM 1A - RISK FACTORS

Changes in our tax rates could adversely affect our future results.
We are a U.S. based company subject to tax in U.S. and foreign tax jurisdictions. Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates, which are difficult to predict, could be unfavorably affected by changes in, or interpretation of, tax rules and regulations in the jurisdictions in which we do business, by unanticipated decreases in the amount of revenue or earnings in countries with low statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, or by lapses of the availability of the U.S. research and development tax credit, which occurred for 2012 but was reinstated on January 2, 2013 retroactively for 2012 expiring December 31, 2013, and was again reinstated on December 19, 2014 retroactively for the 2014 tax year only. Further, the accounting for stock compensation expense in accordance with ASC 718 and uncertain tax positions in accordance with ASC 740 could result in more unpredictability and variability to our future effective tax rates.

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
As of December 31, 2014, there were outstanding options to acquire approximately 1.0 million shares of our common stock at a weighted average exercise price of $5.65 per share. An additional 95,915 shares remain available for grant under our 2007 Equity Incentive Plan. During the terms of these options, the holders thereof will have the opportunity to profit from an increase in the market price of the common stock. The existence of these options may adversely affect the terms on which we can obtain additional financing, and the holders of these options can be expected to exercise such options at a time when we, in all likelihood, would be able to obtain additional capital by offering shares of our common stock on terms more favorable to us than those provided by the exercise of these options.

| 15 |

ITEM 1A - RISK FACTORS

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

We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we are required to furnish a report by our management on our internal control over financial reporting. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Further, we must continue to monitor and assess our internal control over financial reporting. Any future failure of our own internal controls or the internal controls at any of our outsourced manufacturers or partners could result in reported material weaknesses. In addition, our control framework may suffer if we are unable to adapt our control framework appropriately as we continue to grow our business. If we are unable to assert in any future reporting period that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price, market capitalization, results of operations or financial position or other adverse consequences.

| 16 |

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We currently occupy a 31,000 square-foot facility in Salt Lake City, Utah under the terms of an operating lease expiring in May 2016 which supports our principal administrative, sales, marketing, customer support, and research and product development activities.

We occupy a 46,000 square-foot manufacturing facility in Alachua, Florida under the terms of an operation lease expiring in March 2016 with an option to extend the lease by two years. The Alachua facility is used primarily to manufacture our wireless microphone products and to support this line of business.

We occupy a 40,000 square-foot warehouse in Salt Lake City, Utah under the terms of an operating lease expiring in December 2017, which serves as our primary inventory fulfillment and repair center. This facility also serves as our assembly workshop for digital signage products.

We occupy a 7,070 square-foot facility in Austin, Texas under the terms of an operating lease expiring in October 2019 which serves as an additional facility to support our administrative, sales, marketing, customer support, and research and development activities. Our lease for a 11,100 square-foot facility in Austin, Texas under the terms of an operating lease expiring in August 2016 is still in place while we search for a sub-lease arrangement.

We leased approximately 5,600 square-feet of warehouse space in Hong Kong to support our partners and customers located in the Asia-Pacific region. This operating lease expired in February 2014 and has not been renewed.

We lease a 4,700 square-foot office facility in Hod Hasharon, Israel under the terms of an operating lease expiring in December 2015 which serves to support our research and development activities. Upon expiration, we will have the option to extend the lease for two to four additional years. The prior 1,000 square-foot warehouse lease expired in August 2013 and was not renewed.

We also occupy a 310 square-foot office space in Corvallis, Oregon under an initial lease that expired in July 2014 and is currently leased on a month-to-month basis. This space is leased to support our digital signage business operations and research and development activities.

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

	Year ended December 31,
	2014		2013
	High	Low	High	Low
Q1 - Jan 1 to Mar 31	$14.30	$8.60	$8.95	$4.03
Q2 - Apr 1 to Jun 30	10.62	9.14	9.81	8.00
Q3 - Jul 1 to Sep 30	10.23	8.10	8.74	7.38
Q4 - Oct 1 to Dec 31	10.97	7.47	9.69	8.02

On March 20, 2015, the closing price for our common stock as reported on the NASDAQ Capital Market was $10.99.

Shareholders
As of March 20, 2015, there were 9,111,790 shares of our common stock issued and outstanding and held by approximately 329 shareholders of record. This number includes each broker dealer and clearing corporation that holds shares for customers as a single shareholder.

Dividends
On December 2, 2014, ClearOne, Inc. issued a press release announcing the declaration of future cash dividends by the company's Board of Directors and reported the discontinuance of the stock repurchase program. The first of such dividends was at $0.10 per share of ClearOne common stock, payable on January 5, 2015, to stockholders of record on December 12, 2014.

Issuer Purchases of Equity Securities
The table below summarizes information about our final purchases of our equity securities registered pursuant to Section 12 of the Exchange Act of 1934, as amended, during the quarterly period ended December 31, 2014.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program
October 1, 2014 through October 31, 2014	34,457	$8.51	34,457	$4,977,529
November 1, 2014 through November 30, 2014	37,105	9.72	37,105	4,616,870
December 1, 2014 through December 31, 2014	1,827	9.36	1,827	4,599,761
Total	73,389	$9.14	73,389	$4,599,761

(1)
In May 2012, our Board of Directors authorized a stock repurchase program.  Under the program, we were originally authorized to repurchase up to $2 million of our outstanding common stock from time to time over the following 12 months.  Any stock repurchases may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans.  Rule 10b5-1 permits us to establish, while not in possession of material nonpublic information, prearranged plans to buy stock at a specific price in the future, regardless of any subsequent possession of material nonpublic information. The timing and

| 18 |

actual number of shares repurchased will depend on a variety of factors, including market conditions and other factors. On July 30, 2012, the Board of Directors increased the repurchase amount to $3 million from the original $2 million. On February 20, 2013, the Board of Directors increased the repurchase amount to $10 million from $3 million. On December 2, 2014 Board of Directors discontinued the repurchase of the company's stock in conjunction with approving a plan to initiate the payment of a regular cash dividend beginning in the first quarter of 2015.

(2)	The price paid per share of common stock includes the related transaction costs.

Securities Authorized for Issuance under Equity Compensation Plans
We currently have one equity compensation plan, our 2007 Equity Incentive Plan (the “2007 Plan”). Our 1998 stock option plan terminated in June 2008 and no further awards may be issued under this plan.

The following table sets forth information as of December 31, 2014 with respect to compensation plans under which equity securities of ClearOne are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	1,040,081	$5.65	95,915
Equity compensation plans not approved by shareholders	—	—	—
Total	1,040,081	$5.65	95,915

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

OVERVIEW

Throughout this discussion, we compare results of operations for the year ended December 31, 2014 ("2014") to the year ended December 31, 2013 (“2013” or "the comparable period").

We continued in our path of growth recording our fifth consecutive year of revenue growth. Sales of internally developed products, combined with revenues from acquisitions completed in 2014, contributed to our strong top line performance and improved gross margin.
On March 7, 2014, we completed the acquisition of Sabine, Inc. ("Sabine") through a stock purchase agreement ("SPA"). Sabine manufactured, designed and sold Sacom professional wireless microphone systems for live and installed audio. It also manufactured the FBX Feedback Exterminator for reliable automatic feedback control. With the addition of Sabine, we have reliable and exclusive access to the wireless microphones that are a critical component of our complete microphone portfolio. Pursuant to the SPA, we (i) paid initial consideration of ClearOne paid approximately $6.89 million in cash and (ii) approximately $1.68 million in ClearOne shares. In addition, we paid off Sabine debt of $1.25 million and may be required to

| 19 |

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

make earn-out payments over a three year period from the acquisition date based on achievement of certain performance criteria.  We continue to maintain operations at the former Sabine location in Alachua, Florida.

On April 1, 2014, we completed the acquisition of Spontania from Spain-based Dialcom Networks, S.L. in an all-cash deal for €3.66 million (approximately US $5.1 million). Spontania, a software-based cloud collaboration solution, combines the benefits of video conferencing and web conferencing into an enterprise solution that can scale to tens of thousands of users. The addition of Spontania was made with the intent to make us the only company offering an entirely software-based video conferencing product line and to provide on-premise cloud-based Software-as-a-Service (SaaS) and Platform-as-a-Service (PaaS) solutions complementing our existing premise-based, enterprise video conferencing offering, COLLABORATE ®.

Overall revenue increased in 2014 due to significant growth in revenue from professional audio conferencing products. Revenue from unified communications products and video products declined during the year. Our gross profit during 2014 increased at a higher rate than the increase in our revenue. Net income increased to $5.6 million from $5.2 million in 2013. Net income in 2014 increased primarily as a result of increased revenue and increased gross margin. Without considering litigation proceeds, net income before taxes would be $8.2 million in 2014 and $7.1 million in 2013.
We derive a major portion (approximately 70%) of our revenue from the Americas, which include North America and Latin America. Our share of revenue from foreign markets outside the Americas was slightly lower in 2014 when compared to 2013.
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
We expect the acquisition of Sabine in March 2014 will further drive our growth in revenue from professional microphone products. As professional microphones complement our professional conferencing products, we expect this acquisition to drive our overall revenue growth. We continue to focus on deepening and expanding our partnerships with large IT distributors to increase our penetration of the unified communications audio end points market through. We believe we are also well positioned to capitalize on the continuing migration away from the traditional hardware based video conferencing to software based video conferencing.
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

| 20 |

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCUSSION OF RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2014 COMPARED TO YEAR ENDED DECEMBER 31, 2013

The following table sets forth certain items from our consolidated statements of operations for the years ended December 31, 2014 and 2013, together with the percentage of total revenue which each item represents.

	Year ended December 31,				Variance
	2014		2013		Favorable (Unfavorable)
	Amount (in thousands)	% of Revenue	Amount (in thousands)	% of Revenue	Amount (in thousands)%
Revenue	$57,909	100.0%	$49,592	100.0%	$8,317	16.8%
Cost of goods sold	22,586	39.0%	19,735	39.8%	(2,851)	(14.4)%
Gross profit	35,323	61.0%	29,857	60.2%	5,466	18.3%
Sales and marketing	11,227	19.4%	8,896	17.9%	(2,331)	(26.2)%
Research and product development	8,969	15.5%	7,562	15.2%	(1,407)	(18.6)%
General and administrative	7,152	12.4%	6,416	12.9%	(736)	(11.5)%
Proceeds from litigation	—	—%	(639)	(1.3)%	(639)	(100.0)%
Operating income	7,975	13.8%	7,622	15.4%	353	4.6%
Other income, net	254	0.4%	147	0.3%	107	72.8%
Income before income taxes	8,229	14.2%	7,769	15.7%	460	5.9%
Provision for income taxes	(2,633)	(4.5)%	(2,590)	(5.2)%	(43)	(1.7)%
Net income	$5,596	9.7%	$5,179	10.4%	$417	8.1%

Revenue

Our revenue was $57.9 million for the year ended December 31, 2014 compared to $49.6 million for the comparable period in 2013. Revenue during 2014 increased by approximately $8.3 million, or 17%, from the comparable period in 2013. Revenue increased primarily due to a 28% increase in revenue from professional audio conferencing products. Revenue from unified communications audio end points declined by 11% and revenue from video products declined by 4%. The share of professional audio communications products in our mix increased to approximately 77% in 2014 from approximately 70% in 2013. During 2014, revenue from Europe, Middle East and Africa grew by 12%, revenue from Asia Pacific grew by 15%, and revenue from the Americas grew by 18%.

At each quarter end, we evaluate the inventory in the distribution channel through information provided by certain of our distributors. The level of inventory in the channel fluctuates up or down each quarter based upon our distributors’ individual operations. Accordingly, each quarter-end revenue deferral is calculated and recorded based upon the underlying channel inventory at quarter-end. During 2014 and 2013, the change in deferred revenue based on the movement of inventory in the channel was an increase of $846 thousand and an increase of $565 thousand, respectively.

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

Our gross profit during 2014 was approximately $35.3 million compared to approximately $29.9 million in the comparable period in 2013, an increase of 18.3%. The increase in gross profit was primarily due to increased revenues with a lower increase in our cost of goods sold. Gross profit margins (“GPM”), or gross profit as a percentage of sales, increased to 61% in 2014 from 60% in 2013.

Our profitability in the near-term continues to depend significantly on our revenues from professional audio communications products. We hold long-term inventory and if we are unable to sell our long-term inventory, profitability might be affected by inventory write-offs and price mark-downs.

| 21 |

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Expenses and Profits (Losses)

Operating profits (losses), or income from operations, is the surplus after operating expenses are deducted from gross profits. Operating expenses include sales and marketing (“S&M”) expenses, research and product development (“R&D”) expenses and general and administrative (“G&A”) expenses. Total operating expenses excluding net litigation proceeds were $27.3 million in 2014 compared to $22.9 million during 2013. There were no net litigation proceeds in 2014 compared to $639 thousand in 2013. The following contains a more detailed discussion of expenses related to sales and marketing, research and product development, general and administrative, and other items.

Sales and Marketing. S&M expenses include sales, customer service, and marketing expenses such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses. Total S&M expenses were approximately $11.2 million in 2014 compared to $8.9 million in 2013. S&M expenses as a percentage of revenue were 19.4% and 17.9% in 2014 and 2013, respectively. The increase in S&M expenses is due to an increase in associate commissions as a result of increased sales in 2014, and due to the headcount increase in our sales team including the establishment of the media collaboration team in 2014.

Research and Product Development. R&D expenses include research and development, product line management, engineering services, and test and application expenses, including employee-related costs, outside services, expensed materials, depreciation, and an allocation of overhead expenses. Total R&D expenses were $9.0 million in 2014 compared to $7.6 million during the comparable period. As a percentage of revenue, R&D expenses were 15.5% in 2014 compared to 15.2% in 2013. The increase was due to increased employee costs as a result of our acquisitions and increased R&D project costs.

General and Administrative. G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs and corporate administrative costs, including costs related to finance and human resources. Total G&A expenses were approximately $7.2 million in 2014 compared with approximately $6.4 million in 2013. The increase in G&A expenses was due to increased amortization expense on acquired intangible assets from acquisitions, expenses on acquired operations, and acquisition related expenses. These increases were partially offset by decreases in legal costs, recruitment services, and bad debts.

Proceeds from litigation. In 2013, we received $639 thousand in litigation proceeds primarily consisting of the receipt of a net refund amount of $364 thousand for the bail bond amount we were initially required to pay in the Strohm case (see "Strohm" under Note 8 - Commitments and Contingencies to our Consolidated Financial Statements), and $272 thousand for the recovery of money held in escrow related to the VCON acquisition completed in February 2012 (See section titled "Former Officer Indemnification" under Note 8 - Commitments and Contingencies to our Consolidated Financial Statements).

Provision for income taxes

The tax expense of $2.6 million during 2014 was primarily the result of tax on current year income.  This compared to a tax expense of $2.6 million during 2013, which was also the result of tax on current year income.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

As of December 31, 2014, our cash and cash equivalents were approximately $7.4 million compared to $17.2 million as of December 31, 2013. The decrease in cash and cash equivalents was due to the acquisitions of Sabine and Spontania, which closed in March and April of 2014, respectively. Our working capital was $34.0 million and $39.4 million as of December 31, 2014 and 2013, respectively.

Net cash flows provided by operating activities were approximately $6.7 million during 2014, an increase of approximately $16.7 million from $10.0 million used in operating activities in 2013. The change was primarily due to the increase of the 2012 income taxes payable as a result of the UBS dispute settlement, which were paid in 2013, the changes in prepaid expenses and other assets, and the changes in accrued liabilities. These increases were partially offset by changes in inventories and deferred income taxes.

Net cash flows used in investing activities were $14.4 million during 2014 compared to net cash flows used in investing activities of $26.5 million during 2013. During 2014, the cash outflows on investing activities consisted of the acquisitions of

| 22 |

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sabine and Spontania, the purchase of marketable securities along with purchases of property and equipment. These outflows were partially offset by proceeds from maturities and sales of marketable investment securities. During 2013, the cash outflows on investing activities consisted of the purchase of marketable securities and purchases of property and equipment. Please refer to Note 3 - Business Combinations, Goodwill and Intangibles in the Notes to Consolidated Financial Statements (Part IV) for details on the company's acquisitions.

Net cash used in financing activities in 2014 consisted of proceeds received from the exercise of stock options amounting to $1,337 thousand and associated tax benefits of $211 thousand, offset by the acquisition of outstanding stock totaling $2.6 million under the stock repurchase program, and the declaration of cash dividends of $914 thousand. Net cash used in financing activities in 2013 consisted of proceeds from the exercise of stock options totaling $489 thousand and associated tax benefits totaling $104 thousand, offset by the acquisition of outstanding stock totaling $2.4 million under the stock repurchase program.

We believe that future income from operations and effective management of working capital will provide the liquidity needed to meet our short-term and long-term operating requirements and finance our growth plans. We also believe that our strong financial position and sound business structure will enable us to raise additional capital when needed to meet our short and long-term financing needs. In addition to capital expenditures, we may use cash in the near future for selective infusions of technology, sales & marketing, infrastructure, and other investments to fuel our growth, as well as acquisitions that may strategically fit our business and are accretive to our performance. We may also use cash to pay additional cash dividends.

At December 31, 2014, we had open purchase orders related to our electronics manufacturing service providers and other contractual obligations of approximately $3.8 million, primarily related to inventory purchases.

At December 31, 2014, we had inventory totaling $15.3 million, of which non-current inventory accounted for $0.9 million. This compares to total inventories of $12.8 million and non-current inventory of $0.6 million as of December 31, 2013. As our business prospects continue to improve, we expect to continue to reduce our non-current inventory and convert it into cash.

Off-Balance Sheet Arrangements

We have no off-balance-sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, results of operations or liquidity.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our results of operations and financial position are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We evaluate our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. We believe that the estimates we use are reasonable; however, actual results could differ from those estimates. Our significant accounting policies are described in Note 1 - Business Description, Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements included in Part IV of this report. We believe the following critical accounting policies identify our most critical accounting policies, which are the policies that are both important to the representation of our financial condition and results and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

The accuracy of the deferred revenue and costs depend to a large extent on the accuracy of the inventory reports provided by our distributors and other resellers, and any material error in those reports would affect our revenue deferral. However, we believe that the controls we have in place, including periodic physical inventory verifications and analytical reviews, would help us identify and prevent any material errors in such reports. As part of these controls, we sample test the inventory of a limited number of distributors on an annual basis, most recently in the fourth quarter of 2014, to verify inventory levels reported.

The amount of deferred cost of goods sold was included in distributor channel inventories. The following table details the amount of deferred revenue, cost of goods sold, and gross profit:

	As of December 31,
	2014	2013
Deferred revenue	$5,004	$4,158
Deferred cost of goods sold	1,698	1,520
Deferred gross profit	$3,306	$2,638

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

Impairment of Goodwill and Intangible Assets

We allocated the purchase price for the acquisitions of NetStreams in 2009, MagicBox in 2011, VCON in 2012, and Sabine and Spontania in 2014 on the basis of well-established valuation techniques performed by qualified experts. Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We perform impairment tests of goodwill and intangible assets with indefinite useful lives on an annual basis in the fourth fiscal quarter, or sooner if a triggering event occurs suggesting possible impairment of the values of these assets. In association with the acquisition of NetStreams, $726 thousand and $400 thousand were recorded as goodwill and intangible assets with indefinite useful life, respectively. With respect to the MagicBox acquisition, $427 thousand and $159 thousand were recorded as goodwill and intangible assets with indefinite useful life, respectively. Assets, with initial indefinite useful lives, have subsequently received finite life assignments. Goodwill of $2.3 million was recorded in connection with the VCON acquisition. With respect to the Sabine acquisition, we recorded goodwill of $5.5 million and identifiable intangible assets of $4.0 million with finite useful lives. With respect to the Spontania acquisition, we recorded goodwill of $3.7

| 24 |

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

million and identifiable intangible assets of $1.3 million with finite useful lives. There were no related impairments recorded in 2014 or 2013 as no impairment indicators existed. However, due to uncertainty in the industrial, technological, and competitive environments in which we operate, we might be required to exit or dispose of the assets acquired through the NetStreams, MagicBox, VCON, Sabine, or Spontania acquisitions, which could result in an impairment of goodwill and intangible assets.

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

To the extent we establish a valuation allowance in a period, we must include and expense the allowance within the tax provision in the consolidated statement of operations. In accordance with ASC Topic 740, "Accounting for Income Taxes", we analyzed our valuation allowance at December 31, 2014 and determined that based upon available evidence it is more likely than not that certain of our deferred tax assets related to foreign net operating loss carryovers and state research and development credits will not be realized and, accordingly, we have recorded a valuation allowance against these deferred tax assets in the amount of $786 thousand.  Please refer to Note 12 - Income Taxes in the Notes to Consolidated Financial Statements for additional information.

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

Share-Based Payments

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

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. Early adoption is not permitted. The updated standard becomes effective for the Company on January 1, 2017. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on the consolidated financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. As required by Rule 13a-15 under the Exchange Act, we have completed an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Principal Financial Officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of December 31, 2014. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based upon this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures are effective at a reasonable assurance level.

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

| 26 |

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
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using that criteria, management concluded that the design and operation of our internal control over financial reporting were effective as of December 31, 2014.

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
None.

| 27 |

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2015 annual meeting of shareholders or an amendment to this Annual Report on Form 10-K, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year covered by this Annual Report on form 10-K.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2015 annual meeting of shareholders or an amendment to this Annual Report on Form 10-K, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year covered by this Annual Report on form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2015 annual meeting of shareholders or an amendment to this Annual Report on Form 10-K, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year covered by this Annual Report on form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2015 annual meeting of shareholders or an amendment to this Annual Report on Form 10-K, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year covered by this Annual Report on form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2015 annual meeting of shareholders or an amendment to this Annual Report on Form 10-K, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year covered by this Annual Report on form 10-K.

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
3. Exhibits: The exhibits listed under the Index of exhibits in the next page are filed or incorporated by reference as part of this Form 10-K.

| 29 |

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	Exhibit Incorporated Herein by Reference	Filing Date
2.2	Agreement and Plan of Merger, dated as of November 3, 2009, by and among ClearOne Communications, Inc., Alta-Wasatch Acquisition Corporation, NetStreams, Inc., Austin Ventures VIII, L.P., and Kevin A. Reinis.	8-K	2.2	11/09/09
3.1	Amended and Restated Articles of Incorporation of ClearOne, Inc.	10-K	3.1	03/25/13
3.2	Bylaws	10-K	3.2	03/31/11
10.1*	Employment Separation Agreement between ClearOne Communications, Inc. and Frances Flood, dated December 5, 2003	10-K	10.1	08/18/05
10.2*	Employment Termination Agreement between ClearOne Communications, Inc. and Susie Strohm, dated December 5, 2003	10-K	10.1	08/18/05
10.3	1997 Employee Stock Purchase Plan	S-8	4.9	10/06/06
10.4	1998 Stock Option Plan	S-8	4.8	10/06/06
10.5	2007 Equity Incentive Plan	S-8	4.7	01/22/08
10.6	Office Lease between Edgewater Corporate Park, LLC and ClearOne Communications, Inc. dated June 5, 2006	10-K	10.19	09/14/06
10.7	Stock Purchase Agreement Between ClearOne, Inc. and Doran M. Oster Dated March 4, 2014 for the Sabine Acquisition.	10-K	10.7	03/20/14
10.8	Manufacturing Services Agreement between Flextronics Industrial, Ltd. and ClearOne Communications, Inc. dated November 3, 2008	10-K	10.21	10/13/09
10.9	Framework Agreement between ClearOne, Inc. and Dialcom Networks S.L., dated December 20, 2013	8-K	10.1	04/07/14
10.10	Amendment to Framework Agreement between ClearOne, Inc. and Dialcom Networks S.L., dated March 31, 2014	8-K	10.2	04/07/14
10.11	Purchase Agreement between ClearOne, Inc. and Dialcom Networks S.L., dated March 31, 2014	10-Q	10.3	05/14/14
14.1	Code of Ethics, approved by the Board of Directors on August 23, 2006	10-K	14.1	09/14/06
21.1†	Subsidiaries of the registrant
23†	Consent of McGladrey LLP, Independent Registered Public Accounting Firm
31.1†	Section 302 Certification of Chief Executive Officer
31.2†	Section 302 Certification of Chief Financial Officer
32.1†	Section 906 Certification of Chief Executive Officer
32.2†	Section 906 Certification of Chief Financial Officer
101.INS‡	XBRL Instance Document
101.SCH‡	XBRL Taxonomy Extension Schema
101.CAL‡	XBRL Taxonomy Extension Calculation Linkbase
101.DEF‡	XBRL Taxonomy Extension Definitions Linkbase
101.LAB‡	XBRL Taxonomy Extension Label Linkbase
101.PRE‡	XBRL Taxonomy Extension Presentation Linkbase
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
March 30, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Zeynep Hakimoglu	/s/ Narsi Narayanan
Zeynep Hakimoglu	Narsi Narayanan
President, Chief Executive Officer and Chairman of the Board	Senior Vice President of Finance
March 30, 2015	March 30, 2015

/s/ Brad R. Baldwin	/s/ Larry R. Hendricks
Brad R. Baldwin	Larry R. Hendricks
Director	Director
March 30, 2015	March 30, 2015

/s/ Scott M. Huntsman
Scott M. Huntsman
Director
March 30, 2015

| 31 |

CLEARONE, INC.

| 32 |

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of ClearOne, Inc.

We have audited the accompanying consolidated balances sheets of ClearOne, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ClearOne, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ MCGLADREY LLP

Irvine, California
March 30, 2015

| F- 1 |

CLEARONE, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$7,440	$17,192
Marketable securities	6,994	3,200
Receivables, net of allowance for doubtful accounts of $58 and $129, as of December 31, 2014 and 2013 respectively	9,916	9,378
Inventories	12,766	10,758
Distributor channel inventories	1,698	1,520
Deferred income taxes	3,824	3,325
Prepaid expenses and other assets	2,143	2,693
Total current assets	44,781	48,066
Long-term marketable securities	19,162	22,326
Long-term inventories, net	876	551
Property and equipment, net	2,039	1,825
Intangibles, net	7,896	3,710
Goodwill	12,724	3,472
Deferred income taxes	1,265	1,024
Other assets	117	87
Total assets	$88,860	$81,061
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,057	$2,730
Accrued liabilities	2,694	1,761
Deferred product revenue	5,004	4,158
Total current liabilities	10,755	8,649
Deferred rent	248	286
Other long-term liabilities	1,841	1,791
Total liabilities	12,844	10,726
Shareholders' equity:
Common stock, par value $0.001, 50,000,000 shares authorized, 9,097,827 and 8,986,080 shares issued and outstanding as of December 31, 2014 and 2013, respectively	9	9
Additional paid-in capital	44,939	41,311
Accumulated other comprehensive income (loss)	(8)	23
Retained earnings	31,076	28,992
Total shareholders' equity	76,016	70,335
Total liabilities and shareholders' equity	$88,860	$81,061

See accompanying notes

| F- 2 |

CLEARONE, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)

	Year ended December 31,
	2014	2013
Revenue	$57,909	$49,592
Cost of goods sold	22,586	19,735
Gross profit	35,323	29,857

Operating expenses:
Sales and marketing	11,227	8,896
Research and product development	8,969	7,562
General and administrative	7,152	6,416
Proceeds from litigation, net	—	(639)
Total operating expenses	27,348	22,235

Operating income	7,975	7,622
Other income, net	254	147
Income before income taxes	8,229	7,769
Provision for income taxes	(2,633)	(2,590)
Net income	$5,596	$5,179

Basic earnings per common share	$0.61	$0.57
Diluted earnings per common share	$0.58	$0.55

Basic weighted average shares outstanding	9,166,769	9,064,340
Diluted weighted average shares outstanding	9,581,326	9,455,518

Comprehensive income:
Net income	$5,596	$5,179
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of tax	14	23
Change in foreign currency translation adjustment	(45)	—
Comprehensive income	$5,565	$5,202

See accompanying notes

| F- 3 |

CLEARONE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
As of December 31, 2012	9,163,462	$9	$40,430	$—	$26,229	$66,668
Exercise of stock options	122,650	—	489	—	—	489
Stock repurchased	(300,087)	—	—	—	(2,416)	(2,416)
Tax benefit - stock option exercises	—	—	96	—	—	96
Stock-based compensation expense	—	—	296	—	—	296
Employee stock purchase plan	55	—	—	—	—	—
Unrealized gain on available-for-sale securities, net of tax	—	—	—	23	—	23
Net income	—	—	—	—	5,179	5,179
As of December 31, 2013	8,986,080	9	41,311	23	28,992	70,335
Exercise of stock options	234,432	—	1,337	—	—	1,337
Stock repurchased	(272,767)	—	—	—	(2,598)	(2,598)
Cash dividends ($0.10 per share)	—	—	—	—	(914)	(914)
Stock issued - Sabine acquisition	150,000	—	1,679	—	—	1,679
Tax benefit - stock option exercises	—	—	211	—	—	211
Stock-based compensation expense	—	—	401	—	—	401
Employee stock purchase plan	82	—	—	—	—	—
Unrealized gain on available-for-sale securities, net of tax	—	—	—	14	—	14
Foreign currency translation adjustment	—	—	—	(45)	—	(45)
Net income	—	—	—	—	5,596	5,596
As of December 31, 2014	9,097,827	$9	$44,939	$(8)	$31,076	76,016

See accompanying notes

| F- 4 |

CLEARONE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year ended December 31,
	2014	2013
Cash flows from operating activities:
Net income	$5,596	$5,179
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization expense	1,972	1,422
Amortization of deferred rent	(79)	(110)
Stock-based compensation expense	401	296
Provision for doubtful accounts	(71)	69
Write-down of inventory to net realizable value	946	996
Loss on disposal of assets	—	49
Tax benefit from exercise of stock options	(211)	(104)
Changes in operating assets and liabilities:
Receivables	(251)	(1,059)
Inventories	(2,614)	(998)
Deferred income taxes	(495)	(6)
Prepaid expenses and other assets	844	(1,251)
Accounts payable	(84)	428
Accrued liabilities	1,451	(408)
Income taxes payable	(947)	(14,782)
Deferred product revenue	858	565
Other long-term liabilities	(606)	(238)
Net cash provided by (used in) operating activities	6,710	(9,952)

Cash flows from investing activities:
Payment towards business acquisitions	(13,068)	—
Purchase of property and equipment	(642)	(1,040)
Purchase of patents	(90)	—
Proceeds from maturities of marketable investment securities	4,650	—
Purchase of marketable securities	(5,266)	(25,502)
Net cash used in investing activities	(14,416)	(26,542)

Cash flows from financing activities:
Proceeds from the exercise of stock options	1,337	489
Tax benefit from the exercise of stock options	211	104
Stock registration costs	(55)	—
Dividend payments	(914)	—
Treasury stock purchased	(2,598)	(2,416)
Net cash (used in) financing activities	(2,019)	(1,823)

Effect of exchange rate changes on cash and cash equivalents	(27)	—
Net (decrease) in cash and cash equivalents	(9,752)	(38,317)
Cash and cash equivalents at the beginning of the period	17,192	55,509
Cash and cash equivalents at the end of the period	$7,440	$17,192

| F- 5 |

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Nine months ended September 30,
	2014	2013
Supplemental disclosure of cash flow information:
Cash paid for interest	$3	$—
Cash paid for income taxes	3,017	18,021
Issuance of common stock in connection with acquisition of Sabine	1,679	—

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

Basis of Presentation:

Fiscal Year – This report on Form 10-K includes financial statements for the years ended December 31, 2014 and 2013.

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

Foreign Currency Translation – We are exposed to foreign currency exchange risk through our foreign subsidiaries. Other than our Spain subsidiary, our foreign subsidiaries are U.S. dollar functional, for which gains and losses arising from remeasurement are included in earnings. Our Spain subsidiary is Euro functional, for which gains and losses arising from translation are included in accumulated other comprehensive income or loss. We translate and remeasure foreign assets and liabilities at exchange rates in effect at the balance sheet dates. We translate revenue and expenses using average rates during the year.

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

A decline in the market value of any available-for-sale security below cost that is deemed other than temporary results in a charge to earnings and establishes a new cost basis for the security. Losses are charged against “Other income” when a decline in fair value is determined to be other than temporary. We review several factors to determine whether a loss is other than temporary. These factors include, but are not limited to: (i) the extent to which the fair value is less than cost and the cause for the fair value decline, (ii) the financial condition and near term prospects of the issuer, (iii) the length of time a security is in an unrealized loss position and (iv) our ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. There were no other-than-temporary impairments recognized during the years ended December 31, 2014 and 2013.

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

The Company’s allowance for doubtful accounts activity for the years ended December 31, 2014 and 2013 was as follows:

	Year ended December 31,
	2014	2013
Balance at beginning of the year	$129	$60
Allowance increase (decrease)	(49)	96
Write offs, net of recoveries	(22)	(27)
Balance at end of the year	$58	$129

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

The inventory also includes advance replacement units (valued at cost) provided by the Company to end-users to service defective products under warranty. The value of advance replacement units included in the inventory was $47 and $45, as of December 31, 2014 and 2013, respectively.

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

Revenue from product sales to distributors is not recognized until the return privilege has expired or until it can be determined with reasonable certainty that the return privilege has expired, which approximates when product is sold-through to customers of the Company’s distributors (dealers, system integrators, value-added resellers, and end-users) rather than when the product is initially shipped to a distributor. At each quarter-end, the Company evaluates the inventory in the channel through information provided by our distributors. The level of inventory in the channel will fluctuate up-ward or down-ward each quarter, based upon its distributors’ individual operations. Accordingly, at each quarter-end, the deferral for revenue and associated cost of goods sold are calculated and recorded based upon the actual channel inventory reported at quarter-end. Further, with respect to distributors and other channel partners not reporting the channel inventory, the revenue and associated cost of goods sold are deferred until the Company receives payment for the product sales made to such distributors or channel partners.

The amount of deferred cost of goods sold is included in distributor channel inventories.

| F- 9 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The details of deferred revenue and associated cost of goods sold and gross profit are as follows:

	As of December 31,
	2014	2013
Deferred revenue	$5,004	$4,158
Deferred cost of goods sold	1,698	1,520
Deferred gross profit	$3,306	$2,638

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

Warranty Costs – The Company accrues for warranty costs based on estimated warranty return rates and estimated costs to repair. These reserve costs are classified as accrued liabilities on the consolidated balance sheets. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty returns, and repair cost. The Company reviews the adequacy of its recorded warranty accrual on a quarterly basis.

The details of changes in the Company’s warranty accrual are as follows:

	Year ended December 31,
	2014	2013
Balance at the beginning of year	$338	$385
Accruals/additions	511	433
Usage/claims	(518)	(480)
Balance at end of year	$331	$338

Advertising – The Company expenses advertising costs as incurred. Advertising costs consist of trade shows, magazine advertisements, and other forms of media. Advertising expenses for the years ended December 31, 2014 and 2013 totaled $768 and $472, respectively, and are included under the caption “Sales and Marketing”.

Research and Product Development Costs – The Company expenses research and product development costs as incurred.

Income Taxes – The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry-forwards. These temporary differences will result in deductible or taxable amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some or all of the deferred tax assets may not be realized. The Company evaluates the realizability of its net deferred tax assets on a quarterly basis and valuation allowances are provided, as necessary. Adjustments to the valuation allowance increase or decrease the

| F- 10 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

Company’s income tax provision or benefit. As of December 31, 2014 and 2013, the Company had a valuation allowance of $786 and $378 against foreign net operating losses, and state research and development credits, respectively.

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

Earnings Per Share – The following table sets forth the computation of basic and diluted earnings per common share:

	Year ended December 31,
	2014	2013
Numerator:
Net income	$5,596	$5,179
Denominator:
Basic weighted average shares	9,166,769	9,064,340
Dilutive common stock equivalents using treasury stock method	414,557	391,178
Diluted weighted average shares	9,581,326	9,455,518

Basic earnings per common share:	$0.61	$0.57
Diluted earnings per common share:	$0.58	$0.55

Weighted average options outstanding	975,696	1,128,045
Anti-dilutive options not included in the computation	209,751	149,773

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

Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. Early adoption is not permitted. The updated standard becomes effective for the Company on January 1, 2017. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on the consolidated financial statements.

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
The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at December 31, 2014 and 2013 were as follows:

(In thousands)	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
December 31, 2014
Available-for-sale securities:
Corporate bonds and notes	$19,804	$89	$(55)	$19,838
Municipal bonds	6,292	28	(2)	6,318

Total available-for-sale securities	$26,096	$117	$(57)	$26,156

(In thousands)	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
December 31, 2013
Available-for-sale securities:
Corporate bonds and notes	$18,832	$68	$(43)	$18,857
Municipal bonds	6,658	22	(11)	6,669

Total available-for-sale securities	$25,490	$90	$(54)	$25,526

Maturities of marketable securities classified as available-for-sale securities were as follows at December 31, 2014:

(In thousands)	Amortized cost	Estimated fair value

Due within one year	$6,998	$6,994
Due after one year through five years	18,733	18,796
Due after five years through ten years	365	366

Total available-for-sale securities	$26,096	$26,156

Debt securities in an unrealized loss position as of December 31, 2014 were not deemed impaired at acquisition and subsequent declines in fair value are not deemed attributed to declines in credit quality. Management believes that it is more likely than not that the securities will receive a full recovery of par value. The available-for-sale marketable securities in a gross unrealized loss position as of December 31, 2014 are summarized as follows:

| F- 12 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

	Less than 12 months		More than 12 months		Total
(In thousands)	Estimated fair value	Gross unrealized holding losses	Estimated fair value	Gross unrealized holding losses	Estimated fair value	Gross unrealized holding losses
As of December 31, 2014
Corporate bonds and notes	$1,601	$(11)	$6,865	$(44)	$8,466	$(55)
Municipal bonds	—	—	1,168	(2)	1,168	(2)

	$1,601	$(11)	$8,033	$(46)	$9,634	$(57)

3. Business Combinations, Goodwill and Intangibles

Acquisition of Sabine
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

Pursuant to the SPA, the Company (i) paid initial consideration of $8,141 in cash, (ii) accrued for possible additional earn-out payments over the next two years, estimated to be $657, and (iii) issued 150,000 shares of restricted common stock of the Company, valued at $1,679 (determined on the basis of the closing market price of the Company's stock on the acquisition date). The purchase price was paid out of cash on hand. The SPA contains representations, warranties and indemnifications customary for a transaction of this type.

The following table summarizes the consideration paid for the acquisition:

Consideration
Cash	$8,141
Common stock	1,679
Contingent consideration	657
Total	$10,477

| F- 13 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The fair values of Sabine assets acquired and liabilities assumed are based on the information that was available during the measurement period of twelve months from the date of acquisition. The fair value of identified assets and liabilities acquired and goodwill is as follows:

Fair value
Cash	$125
Accounts receivable	255
Inventories	844
Prepaid and other	105
Intangibles	3,970
Property and equipment	292
Other long-term assets	11
Goodwill	5,510
Deferred tax asset	245
Trade accounts payable	(420)
Accrued liabilities	(405)
Stock registration costs	(55)
Total	$10,477

The goodwill of $5,510 related to the acquisition of of Sabine is composed of expected synergies in utilizing Sabine technology in ClearOne product offerings, reduction in future combined research and development expenses, and intangible assets including acquired workforce that do not qualify for separate recognition. The goodwill balance of $5,510 related to the acquisition of Sabine is expected to be deductible for tax purposes.

Supplemental Pro Forma Information:

1) Revenue and net income from the Sabine business from March 8, 2014 to December 31, 2014 was $3,841 and $619 respectively.
2) Revenue and earnings of the combined entity as though the business combination occurred as of January 1, 2013 were as follows:

	2014	2013
Revenue	$58,178	$53,003
Earnings	5,356	5,020
Basic earnings per common share	$0.58	$0.55
Diluted earnings per common share	$0.56	$0.53

3) There were no material, nonrecurring pro forma adjustments directly attributable to the acquisition included in this Supplemental Pro Forma Information.

Spontania business of Spain-based Dialcom Networks, S.L.

On April 1, 2014 ClearOne, Inc. closed on the acquisition of the Spontania business of Spain-based Dialcom Networks, S.L. The Spontania cloud-based service empowers customers to deploy HD video conferencing, web collaboration, and more with equipment most businesses have and use every day - video-conferencing endpoints, desktops, laptops, web browsers, tablets, and smartphones. With Spontania there is no hardware investment and the service operates off of a reservation-less model, enabling on-demand video communications from virtually anywhere, anytime, with anyone on any device.

The aggregate purchase price under the terms of the transaction was approximately €3.66 million in cash (approximately US$5.1 million), after certain closing adjustments. ClearOne did not assume any debt or cash. The cash purchase price was paid out of cash on hand. The addition of this technology was an integral part of the company’s strategy to build an all-inclusive video collaboration portfolio.

| F- 14 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The fair value of identified assets and liabilities acquired from the Spontania acquisition was as follows:

Fair value
Intangibles	$1,335
Property and equipment	47
Goodwill	3,741
Accrued liabilities	(71)
Total	$5,052

The goodwill of $3,741 relates to the acquisition of Spontania cloud-based technology and intangible assets including acquired workforce that does not qualify for separate recognition. The goodwill of $3,741 from the Spontania acquisition is expected to be deductible for tax purposes.

Supplemental Pro Forma Information:

1) Revenue and net loss from the Spontania business from April 1, 2014 to December 31, 2014 was $753 and $1,629 respectively.
2) Revenue and earnings of the combined entity as though the business combination occurred as of January 1, 2013 is not available. The Spontania business was part of a business unit of Dialcom Networks, S.L., and thus separate stand-alone financial information for Spontania is not available.

Acquisitions Expenses

The Company incurred $588 in total acquisition related expenses for the Sabine and Spontania acquisitions, all of which are categorized under General and administrative expenses in the Consolidated Statement of Operations for the year ended December 31, 2014.

Goodwill

Changes in the carrying amount of the company's goodwill for the years ended December 31, 2014 and 2013 were as follows:

	2014	2013
Balance as of January 1,
Goodwill	$3,472	$3,472
Accumulated impairment losses	—	—
	3,472	3,472
Goodwill acquired during the year	9,252	—
Balance as of December 31,
Goodwill	12,724	3,472
Accumulated impairment losses	—	—
	$12,724	$3,472

| F- 15 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

Intangible Assets

Intangible assets as of December 31, 2014 and 2013 consisted of the following:

	Estimated	As of December 31,
	useful lives	2014	2013
Tradename	5 to 7 years	$555	$435
Patents and technological know-how	10 years	5,850	2,070
Proprietary software	3 to 15 years	4,341	2,961
Other	3 to 5 years	324	208
		11,070	5,674
Accumulated amortization		(3,174)	(1,964)
Total intangible assets, net		$7,896	$3,710

During the years ended December 31, 2014 and 2013, amortization of these intangible assets were $1,210 and $548, respectively.

The estimated future amortization expense of intangible assets is as follows:

Years ending December 31,
2015	$1,258
2016	1,120
2017	925
2018	851
2019	778
Thereafter	2,964
$7,896

4. Inventories

Inventories, net of reserves, consisted of the following:

	As of December 31,
	2014	2013
Current:
Raw materials	$3,056	$1,362
Finished goods (including distributor channel inventories)	11,408	10,916
	$14,464	$12,278
Long-term:
Raw materials	$59	$227
Finished goods	817	324
	$876	$551

Long-term inventory represents inventory held in excess of our current (next 12 months) requirements based on our recent sales and forecasted level of sales. We have developed programs to reduce the inventory to normal operating levels in the near future. We expect to sell the above inventory, net of reserves, at or above the stated cost and believe that no loss will be incurred on its sale.

Current finished goods include distributor channel inventories in the amounts of approximately $1,698 and $1,520 as of December 31, 2014 and 2013, respectively. Distributor channel inventories represent inventory at distributors and other customers where revenue recognition criteria have not been achieved.

| F- 16 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The losses incurred on valuation of inventory at the lower of cost or market value and write-off of obsolete inventory amounted to $946 and $996 during the years ended December 31, 2014 and 2013, respectively.

5. Property and Equipment

Major classifications of property and equipment and estimated useful lives were as follows:

	Estimated	As of December 31,
	useful lives	2014	2013
Office furniture and equipment	3 to 10 years	$7,234	$6,676
Leasehold improvements	1 to 6 years	1,474	1,429
Manufacturing and test equipment	2 to 10 years	3,023	2,681
		11,731	10,786
Accumulated depreciation and amortization		(9,692)	(8,961)
Property and equipment, net		$2,039	$1,825

Depreciation expense on property and equipment for the years ended December 31, 2014 and 2013 was $761 and $780, respectively.

6. Leases and Deferred Rent

Rent expense is recognized on a straight-line basis over the period of the lease taking into account future rent escalation and holiday periods. Rent expense was $1,236 and $909, including amortization of deferred rent of $79 and $110, for the years ended December 31, 2014 and 2013, respectively.

We occupy a 31,000 square-foot facility in Salt Lake City, Utah under the terms of an operating lease expiring in May 2016 which supports our principal administrative, sales, marketing, customer support, and research and product development activities.

We occupy a 46,000 square-foot manufacturing facility in Alachua, Florida under the terms of an operation lease expiring in March 2016 with an option to extend the lease by two years. The Alachua facility is used primarily to manufacture our wireless microphone products and to support this line of business.

We occupy a 40,000 square-foot warehouse in Salt Lake City, Utah under the terms of an operating lease expiring in December 2017, which serves as our primary inventory fulfillment and repair center. This facility also serves as our assembly workshop for digital signage products.

We occupy a 7,070 square-foot facility in Austin, Texas under the terms of an operating lease expiring in October 2019 which serves as an additional facility to support our administrative, sales, marketing, customer support, and research and development activities. Our previous lease for a 11,100 square-foot facility in Austin, Texas under the terms of an operating lease expiring in August 2016 is still intact while we search for a sub-lease arrangement.

We occupied 5,600 square-feet of warehouse space in Hong Kong to support our partners and customers located in the Asia-Pacific region. This operating lease expired in February 2014 and has not been renewed.

We occupy a 4,700 square-foot office facility in Hod Hasharon, Israel under the terms of an operating lease expiring in December 2015 which serves to support our research and development activities. Upon expiration, we will have the option to extend the lease for two to four additional years. The prior 1,000 square-foot warehouse lease expired in August 2013 and was not renewed.

Future minimum lease payments under non-cancellable operating leases with initial terms of one year or more are as follows:

| F- 17 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

Years ending December 31,
2015	$1,205
2016	923
2017	813
2018	647
2019	235
Total minimum lease payments	$3,823

7. Accrued Liabilities

Accrued liabilities consist of the following:

	As of December 31,
	2014	2013
Accrued salaries and other compensation	$340	$783
Dividends payable	914	—
Sales and marketing programs	642	301
Product warranty	331	338
Other accrued liabilities	467	339
Total	$2,694	$1,761

8. Commitments and Contingencies

We establish contingent liabilities when a particular contingency is both probable and estimable. The Company is not aware of any pending claims or assessments, other than as described below, which may have a material adverse impact on the Company’s financial position or results of operations.

Outsource Manufacturers. We have manufacturing agreements with electronics manufacturing service ("EMS") providers related to the outsourced manufacturing of our products. Certain manufacturing agreements establish annual volume commitments. We are also obligated to repurchase Company-forecasted but unused materials. The Company has non-cancellable, non-returnable, and long-lead time commitments with its EMS providers and certain suppliers for inventory components that will be used in production. The Company’s purchase commitments under such agreements is approximately $3,830 as of December 31, 2014.

Uncertain Tax Positions. As further discussed in Note 12, we had $1,678 of uncertain tax positions as of December 31, 2014. Due to the inherent uncertainty of the underlying tax positions, it is not possible to forecast the payment of this liability to any particular year.

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

Former Officer Indemnification

In July 2007 and January 2008, the U.S. Attorney for the District of Utah indicted two of our former officers, Frances Flood (“Flood”) and Susie Strohm (“Strohm”), for allegedly causing us to issue materially misstated financial statements for our 2001 and 2002 fiscal years and for perjury in connection with the investigation by the SEC into the alleged misstatements.  In December 2003, we entered into indemnification agreements with each former officer, requiring payment of all reasonable attorneys’ fees and costs incurred in defending against the charges in certain circumstances consistent with and subject to

| F- 18 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

limitations imposed by our bylaws and applicable law.  In total, we paid approximately $3,630 in attorneys’ fees and costs to defend against the charges. In February 2009, Flood was convicted on nine counts and Strohm was convicted on one count. In June 2010, Flood was sentenced to four years in prison and three years of probation and Strohm was sentenced to two years of probation plus 150 hours of community service.  In April 2011, the Tenth Circuit Court of Appeals in Denver affirmed Flood’s conviction, but has allowed her to assert in a collateral proceeding her claim that she received ineffective assistance of counsel. In November 2011, the Tenth Circuit affirmed Strohm’s perjury conviction as well.

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

On or about March 1, 2013, Flood filed for personal bankruptcy in the U.S. Bankruptcy Court for the Eastern District of Virginia. On March 19, 2013, the US District Court for the District of Utah issued an order staying this case. On June 2, 2014, on the parties’ cross-motions for summary judgment, the bankruptcy judge ruled that Flood’s debt to ClearOne for the criminal defense fees advanced on her behalf is dischargeable in bankruptcy. On August 5, 2014, ClearOne and Flood entered into a settlement agreement whereby ClearOne released Flood from any claims in exchange for Flood’s release of ClearOne.

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

The Company also has a 2007 Equity Incentive Plan (the “2007 Plan”). Provisions of the 2007 Plan include the granting of up to 2,000,000 incentive and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units. Options may be granted to employees, officers, non-employee directors and other service providers and may be granted upon such terms as the Compensation Committee of the Board of Directors determines in their sole discretion. Under both plans, one new share is issued for each stock option exercised.

Of the options granted subsequent to June 2002, all vesting schedules are based on 3 or 4-year vesting schedules, with either one-third or one-fourth vesting on the first anniversary and the remaining options vesting ratably over the remainder of the vesting term. Generally, directors and officers have 3-year vesting schedules and all other employees have 4-year vesting schedules. Additionally, in the event of a change in control or the occurrence of a corporate transaction, the Company’s Board of Directors has the authority to elect that all unvested options shall vest and become exercisable immediately prior to the event or closing of the transaction. All options outstanding as of December 31, 2014 had contractual lives of ten years. Under the 1998 Plan, 2,500,000 shares were authorized for grant. As of December 31, 2014, there were 346,000 options outstanding under the 1998 Plan, which includes the cliff vesting and 3 or 4-year vesting options discussed above. As of December 31, 2014, there were 694,081 options outstanding under the 2007 Plan. As of December 31, 2014, the 2007 Plan had 95,915 authorized unissued options, while there were no options remaining that could be granted under the 1998 Plan.

During 2014, the Company also had an Employee Stock Purchase Plan (“ESPP”) wherein employees could purchase common stock through payroll deductions of up to 10 percent of their base pay. Amounts deducted and accumulated by the employees were used to purchase shares of common stock on or about the first day of each month. The Company contributed to the account of the employee one share of common stock for every nine shares purchased by the employee under the ESPP. The details of the company's ESPP were modified for future periods.

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

In applying the Black-Scholes methodology to the options granted, the Company used the following assumptions:

	Year ended December 31,
	2014	2013
Risk-free interest rate, average	2.2%	1.8%
Expected option life, average	8.2 years	6.8 years
Expected price volatility, average	47.6%	49.8%
Expected dividend yield	—%	—%

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

The following table shows the stock option activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
As of December 31, 2013	1,111,274	$5.15
Granted	193,500	8.83
Expired and canceled	(29,532)	6.87
Forfeited prior to vesting	(729)	8.88
Exercised	(234,432)	5.72
As of December 31, 2014	1,040,081	$5.65	5.60	$4,286
Vested and Expected to Vest at December 31, 2014	1,040,081	$5.65	5.60	$4,286
Vested at December 31, 2014	730,016	$4.67	4.15	$3,721

The weighted average per share fair value of options granted during the years ending December 31, 2014 and 2013 was $4.85 and $4.38 respectively. The total intrinsic value of options exercised during the years ended December 31, 2014 and 2013 was $1,337 and $489, respectively.

The total pre-tax compensation cost related to stock options recognized during the years ended December 31, 2014 and 2013 was $401 and $296, respectively. Tax benefit from compensation cost related to stock options during the years ended December 31, 2014 and 2013 was $211 and $96, respectively. As of December 31, 2014, the total compensation cost related to stock options not yet recognized and before the effect of any forfeitures was $1,230, which is expected to be recognized over approximately the next 2.7 years on a straight-line basis.

Stock Repurchase Program and Cash Dividends

In May 2012, our Board of Directors authorized a stock repurchase program to purchase the Company's common stock in the open market. A total of 272,767 and 300,087 shares costing $2,598 and $2,416 were purchased under this program during the years ended December 31, 2014 and 2013. The cost of shares purchased is recorded as a reduction to shareholders' equity. On December 2, 2014, the Company announced the discontinuance of the stock repurchase program along with the initiation of a cash dividend plan. The first of such dividends was of $0.10 per share of ClearOne common stock, payable on January 5, 2015, to stockholders of record on December 12, 2014.

10. Significant Customers

Sales to significant customers that represented more than 10 percent of total revenues are as follows:

	Year ended December 31,
	2014		2013
Customer A	16.0%		18.2%
Customer B	—%	*	10.8%
Total	16.0%		29.0%
* Sales didn't exceed 10% of the revenue.

The following table summarizes the percentage of total gross accounts receivable from significant customers:

| F- 21 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

	As of December 31,
	2014	2013
Customer A	21.0%	24.9%
Customer B	10.0%	12.4%
Total	31.0%	37.3%

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
Level 3 - Unobservable inputs.
The substantial majority of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. The following tables set forth the fair value of the financial instruments re-measured by the Company as of December 31, 2014 and 2013:

	Level 1	Level 2	Level 3	Total
(In thousands)
December 31, 2014
Corporate bonds and notes	$—	$19,838	$—	$19,838
Municipal bonds	—	6,318	—	6,318

Total	$—	$26,156	$—	$26,156

	Level 1	Level 2	Level 3	Total
(In thousands)
December 31, 2013
Corporate bonds and notes	$—	$18,857	$—	$18,857
Municipal bonds	—	6,669	—	6,669

Total	$—	$25,526	$—	$25,526

| F- 22 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

12. Income Taxes

Consolidated income before taxes for domestic and foreign operations consisted of the following:

	Year ended December 31,
	2014	2013
Domestic	$9,615	$8,714
Foreign	(1,386)	(945)
Total	$8,229	$7,769

The Company's (provision) for income taxes consisted of the following:

	Year ended December 31,
	2014	2013
Current:
Federal	$(2,750)	$(1,993)
State	(173)	(765)
Foreign	(109)	144
Total current	(3,032)	(2,614)
Deferred:
Federal	379	202
State	27	(234)
Foreign	401	165
	807	133
Change in valuation allowance	(408)	(109)
Total deferred	399	24
(Provision) for income taxes	$(2,633)	$(2,590)

The income tax (provision) differs from that computed at the federal statutory corporate income tax rate as follows:

	Year ended December 31,
	2014	2013
Tax (provision) at Federal statutory rate	$(2,798)	$(2,642)
State income tax (provision), net of federal benefit	(257)	(293)
Research and development tax credits	549	616
Foreign earnings or losses taxed at different rates	(102)	(170)
Other	383	8
Change in valuation allowance	(408)	(109)
Tax (provision)	$(2,633)	$(2,590)

| F- 23 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The tax effects of significant temporary differences representing net deferred tax assets and liabilities consisted of the following:

	As of December 31, 2014		As of December 31, 2013
	Current	Long-term	Current	Long-term
Deferred revenue	$1,120	$—	$971	$—
Basis difference in intangible assets	—	42	—	82
Inventory reserve	2,213	—	1,955	—
Net operating loss carryforwards	—	957	—	682
Research and development tax credits	—	60	—	31
Accrued expenses	117	175	159	—
Stock-based compensation	—	577	—	679
Allowance for sales returns and doubtful accounts	22	—	47	—
Difference in property and equipment basis	—	(318)	—	(388)
Other	908	2	458	51
Total net deferred income tax asset	4,380	1,495	3,590	1,137
Less: Valuation allowance	(556)	(230)	(265)	(113)
Net deferred income tax asset (liability)	$3,824	$1,265	$3,325	$1,024

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

In accordance with ASC Topic 740, the Company analyzed its valuation allowance at December 31, 2014 and determined that, based upon available evidence, it is more likely than not that certain of its deferred tax assets may not be realized and, as such, has established a valuation allowance against certain deferred tax assets.  These deferred tax assets include state research and development credits, and foreign net operating loss carryforwards.

As of December 31, 2014, the Company had state research credit carryforwards of $60, which will begin to expire in 2027 if not utilized.  The Company has federal net operating loss (“NOL”) carryforwards of approximately $881 (pre-tax), Hong Kong NOL carryforwards of approximately $1,223, and Spain NOL carryforwards of approximately $1,820.  The federal NOL carryforwards will begin to expire in 2029. The Hong Kong and Spain NOL carryforwards do not expire.

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

The total amount of unrecognized tax benefits at December 31, 2014 and 2013, that would favorably impact our effective tax rate if recognized was $723 and $623, respectively.   As of December 31, 2014 and 2013, we accrued $40 and $51, respectively, in interest and penalties related to unrecognized tax benefits.  We account for interest expense and penalties for unrecognized tax benefits as part of our income tax provision.

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

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax positions is as follows:

| F- 24 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

	Year ended December 31,
	2014	2013
Balance - beginning of year	$1,901	$2,384
Additions based on tax positions related to the current year	564	84
Additions for tax positions of prior years	—	45
Reductions for tax positions of prior years	(468)	(518)
Settlements	(40)	—
Lapse in statutes of limitations	(279)	(94)
Uncertain tax positions, ending balance	$1,678	$1,901

The Company’s U.S. federal income tax returns for 2011 through 2013 are subject to examination.  The Company also files in various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state, or non-U.S. income tax examinations by tax authorities for years prior to 2011.  The Company completed its audit by the Internal Revenue Service (“IRS”) for its 2006 tax return in 2010.  As a result of the audit by the IRS, there were no material adjustments made to the Company’s tax return. The IRS commenced an examination of the Company's 2012 tax return. We do not anticipate the examination will result in a material change to its financial position.

The Inland Revenue Department of Hong Kong, a Special Administrative Region (the “IRD”), commenced an examination of the Company's Hong Kong profits tax returns for 2009 through 2011 in the fourth quarter of 2012 that is anticipated to be completed in 2015. The Company does not anticipate the examination will result in a material change to its financial position. During the next twelve months, it is reasonably possible that the amount of the Company's unrecognized income tax benefits could change significantly. These changes could be the result of our ongoing tax audits or the settlement of outstanding audit issues. However, due to the issues being examined, at the current time, an estimate of the range of reasonably possible outcomes cannot be made, beyond amounts currently accrued.

13. Geographic Sales Information

The United States was the only country to contribute more than 10 percent of total revenues in each fiscal year. The Company’s revenues are substantially denominated in U.S. dollars and are summarized geographically as follows:

	Year ended December 31,
	2014	2013
United States	$39,598	$32,292
All other countries	18,311	17,300
Total	$57,909	$49,592

14. Subsequent Events

The Company evaluated its consolidated financial statements as of the year ended December 31, 2014 for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent event which would require recognition or disclosure in the financial statements.

| F- 25 |