Form 10-K/A
period 2014-12-31
CLEARONE INC
filed 2015-04-30
CIK 840715

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
The number of shares of ClearOne common stock outstanding as of April 30, 2015 was $9,111,790.

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this "Form 10-K/A") to the Annual Report on Form 10-K of ClearOne, Inc., a Utah corporation (referred to as "ClearOne", "we", "us", "our" or the "Company") for the fiscal year ended December 31, 2014, originally filed with the Securities and Exchange Commission ("SEC") on March 31, 2015 (the "Original 10-K") is being filed solely for the purpose of including the information required by Part III of Form 10-K. The Company no longer anticipates filing its definitive proxy statement within 120 days of its fiscal year ended December 31, 2014. Therefore, such information will not be incorporated by reference to the Company's definitive proxy statement for the 2015 Annual Meeting of Shareholders. Thus, Part III, Items 10-14, of the Company's Original 10-K are hereby amended and restated in their entirety.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our directors and executive officers.

Name	Age	Position	Director or Officer Since
Zeynep “Zee” Hakimoglu	62	Chairman, Chief Executive Officer, and President (4)	See Note 4
Brad R. Baldwin	59	Director (1)(2)(3)	1988
Larry R. Hendricks	72	Director (1)(2)(3)	2003
Scott M. Huntsman	49	Director (1)(2)(3)	2003
Narsi Narayanan	45	Senior Vice President of Finance and Corporate Secretary	2009
Michael J. Braithwaite	47	Senior Vice President - Multimedia Streaming Business	2009

(1)	Member of the Audit and Compliance Committee

(2)	Member of the Compensation Committee

(3)	Member of the Nominating Committee

(4)	Officer since July 2004; Director since April 2006; Chairman of the Board since July 2007.

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
Larry R. Hendricks has served as a director of our company since June 2003.  Mr. Hendricks is a Certified Public Accountant who retired in December 2002 after serving as Vice President of Finance and General Manager of Daily Foods, Inc., a national meat processing company.  During his 30-year career in accounting, he served as a self-employed CPA and worked for the international accounting firm Peat Marwick & Mitchell.  Mr. Hendricks has served on the boards of eight other organizations, including Tunex International, Habitat for Humanity, Daily Foods, Skin Care International, and the National Advisory Board of the Huntsman College of Business at Utah State University.  He earned a Bachelor's Degree in Accounting from Utah State University and a Master of Business Administration Degree from the University of Utah.  In light of Mr.

Hendricks' background in finance and accounting and his deep understanding of our business due to his long service on our Board, the Board has concluded Mr. Hendricks should continue to serve as a director.

Scott M. Huntsman has served as a director of our company since June 2003.  Mr. Huntsman is the CEO of Martin Doors, a business based in Utah. He has served as President and CEO of GlobalSim, a technology and simulation company, since February 2003, and as Chief Financial Officer from April 2002 to February 2003.  Prior to joining GlobalSim, he spent 11 years on Wall Street as an investment banker, where he focused on mergers, acquisitions, and corporate finance transactions.  Mr. Huntsman served at Donaldson, Lufkin and Jenrette Securities Corporation from August 1996 to 2000, when they merged with Credit Suisse First Boston where he served until October 2001. Mr. Huntsman serves as a director of Ballet West (where he is Treasurer and a member of the Executive Committee), the Community Foundation of Utah, the Gifted Music School, and Kongsberg Maritime Simulation Americas. Mr. Huntsman earned a Bachelor's Degree from Columbia University and a Master of Business Administration Degree from The Wharton School at the University of Pennsylvania.  He also studied at the London School of Economics as a Kohn Fellowship recipient.  In light of Mr. Huntsman's background in finance, particularly in the areas of mergers and acquisitions and corporate finance, and in view of his experience as a leader of a technology company, the Board has concluded Mr. Huntsman should continue to serve as a director.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act, as amended, requires our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership on Form 3 and reports of changes of ownership of our equity securities on Forms 4 and 5.  Officers, directors, and greater than 10% shareholders are required to furnish us with copies of all Section 16(a) reports they file.  Based solely on a review of the reports and amendments to reports furnished to us for the year ended December 31, 2014, we believe that each person who, at any time during such fiscal year was a director, officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such period, except for the following: Brad Baldwin, a director, filed one Form 4 late for one transaction; Scott Huntsman, a director, filed on Form 4 late for one transaction; Larry Hendricks, a director, filed two Forms 4 late for one transaction each; Zee Hakimoglu, an officer and director, filed one Form 4 late for five transactions and one Form 4 late for one transaction; and Michael Braithwaite, an officer, filed one Form 4 late for one transaction.
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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The following sets forth for the periods indicated, the compensation paid or earned by each named executive officer for the years ended December 31, 2014 and 2013.

Name and Principal Position	Salary	Option Awards (1)	Non-Equity Incentive Plan Compensation(2)	All Other Compensation(3)	Total
Zee Hakimoglu - Chairman of the Board, Chief Executive Officer and President
Year ended December 31, 2014	$260,000	$181,600	$109,247	$—	$550,847
Year ended December 31, 2013	240,000	106,928	71,460	450,000	868,388
Narsi Narayanan - Senior Vice President of Finance and Corporate Secretary
Year ended December 31, 2014	$162,500	$90,800	$61,922	$—	$315,222
Year ended December 31, 2013	145,000	64,157	37,783	90,000	336,940
Michael Braithwaite - Chief Strategy Officer
Year ended December 31, 2014	$162,500	$—	$36,329	$1,800	$200,629
Year ended December 31, 2013	162,500	—	21,600	12,175	196,275

(1)
The amounts in the “Option Awards” column reflect the aggregate grant date fair value of awards of stock options granted pursuant to our long-term incentive plans during the periods reported above, computed in accordance with FASB ASC Topic 718, Compensation - Stock Compensation.   The assumptions made in the valuation of our option awards and the material terms of option awards are disclosed in Note 9 - Share Based Payments in our Notes to Consolidated Financial Statements included in Part IV of the Original 10-K.

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

(3)
All Other Compensation for Ms. Hakimoglu and Mr. Narayanan is for a special bonus paid as a result of the UBS litigation settlement (See Note 8 - Commitments and Contingencies in the Notes to Consolidated Financial Statements included in Part IV of the Original 10-K). All Other Compensation for Mr. Braithwaite consists of $10,000 in 2013 for a special bonus paid as a result of the UBS litigation settlement, with the remaining amounts for the value of an honorarium paid under a patenting process program for Mr. Braithwaite.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on the holdings of stock options by the named executive officers as of December 31, 2014.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisables(1)	Option Exercise Price	Option Grant Date	Option Expiration Date
Zee Hakimoglu	54,795	—	$3.65	09/18/06	09/18/16
	95,205	—	3.65	09/18/06	09/18/16
	16,260	—	6.15	08/14/07	08/14/17
	133,740	—	6.15	08/14/07	08/14/17
	15,278	—	4.03	11/14/08	11/14/18
	34,722	—	4.03	11/14/08	11/14/18
	10,000	—	3.00	05/26/10	05/26/20
	10,000	—	5.48	08/05/11	08/05/21
	21,527	3,473	3.92	05/11/12	05/11/22
	6,709	8,388	8.22	08/22/13	08/22/23
	4,401	5,502	8.22	08/22/13	08/22/23
	—	40,000	8.34	09/12/14	09/12/24
Narsi Narayanan	30,000	—	2.78	08/27/09	08/27/19
	10,000	—	3.00	05/26/10	05/26/20
	10,000	—	5.48	08/05/11	08/05/21
	17,222	2,778	3.92	05/11/12	05/11/22
	6,666	8,334	8.22	08/22/13	08/22/23
	—	20,000	8.34	09/12/14	09/12/24
Michael Braithwaite	3,056	—	5.48	08/05/11	08/05/21
	8,334	2,778	3.92	05/11/12	05/11/22

(1)	Unvested options vest monthly over a three year period beginning on the date of grant.

Option Exercises

The following table provides information on the exercise of stock options by named executive officers during the year ended December 31, 2014.

Name	Number of shares acquired on exercise	Value realized on exercise (1)
Zee Hakimoglu	150,000	$792,245
Narsi Narayanan	—	—
Michael Braithwaite	—	—

(1)	Value realized on exercise is the excess of market price of underlying shares on the date of exercise over exercise price for the options.

Potential Payments Upon Termination or Change in Control

Employment Agreements.   As of the year ended December 31, 2014, none of our named executive officers was party to an employment or severance agreement with us, and each named executive officer's employment was on an “at-will” basis, permitting either us or the executive to terminate his or her employment for any reason or for no reason.

Accelerated Stock Option Vesting Upon a Change in Control.  For certain option grants to executive officers and directors, in the event of a change in control, all of such optionee's unvested stock options will vest and become exercisable immediately prior to the event or closing of the transaction causing the change in control.

Under the option grants, a “Change in Control" means a change in ownership or control of the Company effected through either of the following transactions:

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

At our current stock price of about $11.45, all the named executive officers would each benefit from any potential accelerated vesting of unvested stock options.

Director Compensation

The following table summarizes the compensation paid by us to non-employee directors for the year ended December 31, 2014.  Ms. Hakimoglu did not receive additional compensation for her service as a director.

Name	Fees Earned or Paid in Cash(1)	Option Awards(2)	Total	Share Options Outstanding at Year End
Brad R. Baldwin	$37,200	$54,604	$91,804	65,000
Larry R. Hendricks	33,600	54,604	88,204	65,000
Scott M. Huntsman	37,200	54,604	91,804	65,000

(1)	The base annual director's fee for the reporting year was $30,000.

(2)
Amounts in the “Option Awards” column reflect the aggregate grant date fair value of awards of stock options granted pursuant to our long-term incentive plans during the periods reported above, computed in accordance with FASB ASC Topic 718, Compensation - Stock Compensation.  The assumptions made in valuation of our option awards are disclosed in Note 9 - Share Based Payments in the Notes to Consolidated Financial Statements included in Part IV of Original 10-K.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information regarding ownership of our common stock as of April 30, 2015, except as otherwise stated, by (i) each director and nominee for director, (ii) the named executive officers, (iii) all of our named executive officers and directors as a group, and (iv) each person known to us to be the beneficial owner of more than 5% of our outstanding common stock.

Name of Beneficial Owner (1)
	Actually Owned(2)	Actually Owned Percent(2)	Shares that could be acquired within 60 days(2)	Total(2)	Percent(2)
	(A)	(B)	(C)	(D)	(E)
Directors and Executive Officers:
Zee Hakimoglu	146,379	1.6%	410,276	556,655	5.7%
Brad Baldwin(3)	132,421	1.5%	54,444	186,865	1.9%
Larry Hendricks	15,192	0.2%	54,444	69,636	0.7%
Scott Huntsman	55,092	0.6%	54,444	109,536	1.1%
Narsi Narayanan	957	0.0%	79,166	80,123	0.8%
Michael Braithwaite	928	0.0%	14,168	15,096	0.2%
All directors and executive officers as a group (6 persons)	350,969	3.9%	666,942	1,017,911	10.4%

5% Shareholders:
Edward Dallin Bagley(4)	2,760,133	30.3%	834	2,760,967	28.2%

	3,111,102	34.1%	667,776	3,778,878	38.6%

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

(2)
The percentages shown in Column (B) are calculated based on 9,111,790 shares of common stock outstanding on April 30, 2015. The numbers shown in Column (D) and percentages shown in Column (E) include the shares of common stock actually owned as of April 30, 2015 and the shares of common stock that the identified person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares of common stock that each identified person or group had the right to acquire within 60 days of April 30, 2015 upon the exercise of options shown in Column (C) are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by the persons or groups listed above.

(3)	Includes 75,329 shares held in the Baldwin Family Trust; 45,500 owned jointly with his spouse; 11,592 shares owned directly, which are held in an IRA under the name of Mr. Baldwin.

(4)
Amounts for Mr. Edward D. Bagley include (i) 126,166 shares held by Edward D. Bagley’s spouse with respect to which he disclaims beneficial ownership but also has acknowledged he may be deemed the owner (ii) 800,0000 shares that are deemed to be owned by his spouse based on the fact she is a trustee of the trust in which such shares are held and (iii) 834 shares of common stock issuable upon exercise of stock options. Mr. Edward D. Bagley has sole voting and dispositive power over 2,760,133 shares (including the shares that may be acquired pursuant to the exercise of stock options) and shared voting and dispositive power over the 126,166 shares held by Mr. Edward D. Bagley’s spouse. This information is based upon Schedules 13D/A, as filed by Mr. Edward D. Bagley with the SEC on March 14, 2013 and November 15, 2013. E. Bryan Bagley, who resigned as Director effective November 6, 2012 is the son of Edward D. Bagley, and each of them has previously disclaimed beneficial ownership of common stock beneficially owned by the other. The amounts indicated for Mr. Edward D. Bagley do not include any shares held by E. Bryan Bagley. All shares indicated as beneficially owned by Edward D. Bagley are subject to application of the Utah Control Shares Acquisition Act.

Equity Compensation Plans
Please refer to the section titled "Securities Authorized for Issuance under Equity Compensation Plans" contained in Item 5 in the Original Form 10-K for details regarding our compensation plans under which our equity securities are authorized for issuance.

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
Related Party Transactions: Indemnification of Officers and Directors

Please refer to the section titled “Former Officers Indemnification” under Note 8 - Commitments and Contingencies in our Notes to Consolidated Financial Statements included in Part IV of the Original 10-K for full details, which is incorporated herein by reference.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

We retained McGladrey LLP as our auditor and independent certified public accounting firm for the years ended December 31, 2014 and 2013.  The following table presents aggregate fees billed by the principal accountants to our company:

	Year ended December 31,
	2014	2013
Audit fees [1]	$433,900	$278,500
Audit-related fees	18,000	—
Tax fees [2]	133,900	136,903
All other fees [3]	—	—
Total	$585,800	$415,403

(1)	Represents fees billed for professional services rendered for the audit and review of our financial statements filed with the SEC on Forms 10-K and 10-Q.

(2)	Represents fees billed for tax filing, preparation, and tax advisory services.

(3)	Represents fees billed for all other non-audit services, such as consulting on potential acquisitions or dispositions.

Pre-Approval Policies and Procedures
The Audit and Compliance Committee ensures that we engage our independent registered public accounting firm to provide only audit and non-audit services that are compatible with maintaining the independence of our public accountants.  The Audit and Compliance Committee approves or pre-approves all services provided by our public accountants.  Permitted services include audit and audit-related services, tax and other non-audit related services.  Certain services are identified as restricted.  Restricted services are those services that may not be provided by our external public accountants, whether identified in statute or determined to be incompatible with the role of an independent auditor.  All fees identified in the preceding table were approved by the Audit and Compliance Committee.  During 2014, the Audit and Compliance Committee reviewed all non-audit services provided by our independent registered public accounting firm, and concluded that the provision of such non-audit services was compatible with maintaining the independence of the external public accountants.

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
3. Exhibits: The exhibits listed under the Index of exhibits in the next page are filed or incorporated by reference as part of this Form 10-K/A.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	Exhibit Incorporated Herein by Reference	Filing Date
2.2	Agreement and Plan of Merger, dated as of November 3, 2009, by and among ClearOne Communications, Inc., Alta-Wasatch Acquisition Corporation, NetStreams, Inc., Austin Ventures VIII, L.P., and Kevin A. Reinis.	8-K	2.2	11/09/09
3.1	Amended and Restated Articles of Incorporation of ClearOne, Inc.	10-K	3.1	03/25/13
3.2	Bylaws	10-K	3.2	03/31/11
10.1*	Employment Separation Agreement between ClearOne Communications, Inc. and Frances Flood, dated December 5, 2003	10-K	10.1	08/18/05
10.2*	Employment Termination Agreement between ClearOne Communications, Inc. and Susie Strohm, dated December 5, 2003	10-K	10.1	08/18/05
10.3	1997 Employee Stock Purchase Plan	S-8	4.9	10/06/06
10.4	1998 Stock Option Plan	S-8	4.8	10/06/06
10.5	2007 Equity Incentive Plan	S-8	4.7	01/22/08
10.6	Office Lease between Edgewater Corporate Park, LLC and ClearOne Communications, Inc. dated June 5, 2006	10-K	10.19	09/14/06
10.7	Stock Purchase Agreement Between ClearOne, Inc. and Doran M. Oster Dated March 4, 2014 for the Sabine Acquisition.	10-K	10.7	03/20/14
10.8	Manufacturing Services Agreement between Flextronics Industrial, Ltd. and ClearOne Communications, Inc. dated November 3, 2008	10-K	10.21	10/13/09
10.9	Framework Agreement between ClearOne, Inc. and Dialcom Networks S.L., dated December 20, 2013	8-K	10.1	04/07/14
10.10	Amendment to Framework Agreement between ClearOne, Inc. and Dialcom Networks S.L., dated March 31, 2014	8-K	10.2	04/07/14
10.11	Purchase Agreement between ClearOne, Inc. and Dialcom Networks S.L., dated March 31, 2014	10-Q	10.3	05/14/14
14.1	Code of Ethics, approved by the Board of Directors on August 23, 2006	10-K	14.1	09/14/06
21.1	Subsidiaries of the registrant	10-K	21.1	03/31/15
23	Consent of McGladrey LLP, Independent Registered Public Accounting Firm	10-K	23	03/31/15
31.1	Section 302 Certification of Chief Executive Officer	10-K	31.1	03/31/15
31.2	Section 302 Certification of Chief Financial Officer	10-K	31.2	03/31/15
31.3†	Section 302 Certification of Chief Executive Officer
31.4†	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer	10-K	32.1	03/31/15
32.2	Section 906 Certification of Chief Financial Officer	10-K	32.2	03/31/15
101.INS‡	XBRL Instance Document	10-K	101.INS	03/31/15
101.SCH‡	XBRL Taxonomy Extension Schema	10-K	101.SCH	03/31/15
101.CAL‡	XBRL Taxonomy Extension Calculation Linkbase	10-K	101.CAL	03/31/15
101.DEF‡	XBRL Taxonomy Extension Definitions Linkbase	10-K	101.DEF	03/31/15
101.LAB‡	XBRL Taxonomy Extension Label Linkbase	10-K	101.LAB	03/31/15
101.PRE‡	XBRL Taxonomy Extension Presentation Linkbase	10-K	101.PRE	03/31/15
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

CLEARONE, INC.
Registrant

/s/ Zeynep Hakimoglu
Zeynep Hakimoglu
President, Chief Executive Officer and Chairman of the Board
April 30, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Zeynep Hakimoglu	/s/ Narsi Narayanan
Zeynep Hakimoglu	Narsi Narayanan
President, Chief Executive Officer and Chairman of the Board	Senior Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)
April 30, 2015	April 30, 2015

/s/ Brad R. Baldwin	/s/ Larry R. Hendricks
Brad R. Baldwin	Larry R. Hendricks
Director	Director
April 30, 2015	April 30, 2015

/s/ Scott M. Huntsman
Scott M. Huntsman
Director
April 30, 2015