Form 10-Q
period 2015-03-31
CLEARONE INC
filed 2015-05-15
CIK 840715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
or
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of ClearOne common stock outstanding as of April 30, 2015 was 9,116,029.

CLEARONE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2015

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CLEARONE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)

	March 31, 2015	December 31, 2014
ASSETS	Unaudited
Current assets:
Cash and cash equivalents	$10,865	$7,440
Marketable securities	7,314	6,994
Receivables, net of allowance for doubtful accounts of $79 and $58, respectively	8,593	9,916
Inventories	13,869	12,766
Distributor channel inventories	1,540	1,698
Deferred income taxes	3,824	3,824
Prepaid expenses and other assets	1,267	2,143
Total current assets	47,272	44,781
Long-term marketable securities	18,133	19,162
Long-term inventories, net	690	876
Property and equipment, net	1,901	2,039
Intangibles, net	7,581	7,896
Goodwill	12,724	12,724
Deferred income taxes	1,265	1,265
Other assets	115	117
Total assets	$89,681	$88,860
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,854	$3,057
Accrued liabilities	2,508	2,694
Deferred product revenue	4,684	5,004
Total current liabilities	11,046	10,755
Deferred rent	222	248
Other long-term liabilities	1,304	1,841
Total liabilities	12,572	12,844
Shareholders' equity:
Common stock, par value $0.001, 50,000,000 shares authorized, 9,111,790 and 9,097,827 shares issued and outstanding	9	9
Additional paid-in capital	45,204	44,939
Accumulated other comprehensive (loss)	(133)	(8)
Retained earnings	32,029	31,076
Total shareholders' equity	77,109	76,016
Total liabilities and shareholders' equity	$89,681	$88,860

See accompanying notes

CLEARONE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)

	Three months ended March 31,
	2015	2014
Revenue	$13,586	$12,708
Cost of goods sold	5,124	5,006
Gross profit	8,462	7,702

Operating expenses:
Sales and marketing	2,622	2,737
Research and product development	1,941	2,241
General and administrative	2,000	1,968
Total operating expenses	6,563	6,946

Operating income	1,899	756
Other income, net	104	81
Income before income taxes	2,003	837
Provision for income taxes	731	352
Net income	$1,272	$485

Basic earnings per common share	$0.14	$0.05
Diluted earnings per common share	$0.13	$0.05

Basic weighted average shares outstanding	9,100,107	9,082,546
Diluted weighted average shares outstanding	9,508,479	9,558,941

Comprehensive income:
Net income	$1,272	$485
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of tax	55	73
Change in foreign currency translation adjustment	(180)	—
Comprehensive income	$1,147	$558

See accompanying notes

CLEARONE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$1,272	$485
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization expense	521	324
Amortization of deferred rent	(23)	(21)
Stock-based compensation expense	238	84
Provision for (recoveries of) doubtful accounts, net	21	(27)
Write-down of inventory to net realizable value	47	416
Loss on disposal of assets	—	2
Tax benefit from exercise of stock options	(7)	(87)
Changes in operating assets and liabilities:
Receivables	1,205	853
Inventories	(806)	40
Deferred income taxes	—	44
Prepaid expenses and other assets	877	886
Accounts payable	820	178
Accrued liabilities	(832)	210
Income taxes payable	338	235
Deferred product revenue	(291)	(51)
Other long-term liabilities	(537)	—
Net cash provided by operating activities	2,843	3,571

Cash flows from investing activities:
Payment towards business acquisitions	—	(13,060)
Purchase of property and equipment	(76)	(249)
Purchase of patents	—	(90)
Proceeds from maturities and sales of marketable securities	2,376	—
Purchases of marketable securities	(1,612)	(780)
Net cash provided by (used in) investing activities	688	(14,179)

Cash flows from financing activities:
Proceeds from the exercise of stock options	20	1,021
Tax benefits from stock options	7	87
Stock registration costs	—	(55)
Net cash provided by financing activities	27	1,053

Effect of exchange rate changes on cash and cash equivalents	(133)	—
Net increase (decrease) in cash and cash equivalents	3,425	(9,555)
Cash and cash equivalents at the beginning of the period	7,440	17,192
Cash and cash equivalents at the end of the period	$10,865	$7,637
See accompanying notes

CLEARONE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

The following is a summary of supplemental cash flow activities:

	Three months ended March 31,
	2015	2014
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$881	$29
Issuance of common stock in connection with acquisition of business	—	1,679

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

These accompanying interim condensed consolidated financial statements for the three months ended March 31, 2015 and 2014, respectively, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are not audited. Certain information and footnote disclosures that are usually included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been either condensed or omitted in accordance with SEC rules and regulations. The accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of March 31, 2015 and December 31, 2014, the results of operations for the three months ended March 31, 2015 and 2014, and the statements of cash flows for the three months ended March 31, 2015 and 2014. The results of operations for the three months ended March 31, 2015 and 2014 are not necessarily indicative of the results for a full-year period.  These interim condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC.

Significant Accounting Policies:

The significant accounting policies were described in Note 1 to the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2014. There have been no changes to these policies during the three months ended March 31, 2015 that are of significance or potential significance to the Company.

Recent Accounting Pronouncements:

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

The following table sets forth the computation of basic and diluted earnings per common share:

CLEARONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited – Dollars in thousands)

	Three months ended March 31,
	2015	2014
Numerator:
Net income	$1,272	$485
Denominator:
Basic weighted average shares outstanding	9,100,107	9,082,546
Dilutive common stock equivalents using treasury stock method	408,372	476,395
Diluted weighted average shares outstanding	9,508,479	9,558,941

Basic earnings per common share	$0.14	$0.05
Diluted earnings per common share	$0.13	$0.05

Weighted average options outstanding	1,037,137	1,044,208
Anti-dilutive options not included in the computations	268,709	116,000

3.	Business Combination

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

CLEARONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited – Dollars in thousands)

Fair value
Cash	$125
Accounts receivable	255
Inventories	844
Prepaid and other	105
Intangibles	3,970
Property, plant and equipment	292
Other long-term assets	11
Goodwill	5,510
Deferred tax asset	245
Trade accounts payable	(420)
Accrued liabilities	(405)
Stock registration costs	(55)
Total	$10,477

The goodwill of $5,510 related to the acquisition of Sabine is composed of expected synergies in utilizing Sabine technology in ClearOne product offerings, reduction in future combined research and development expenses, and intangible assets including acquired workforce that do not qualify for separate recognition. The goodwill balance of $5,510 related to the acquisition of Sabine is expected to be deductible for tax purposes.

Supplemental Pro Forma Information:

1) Revenue and net loss from the Sabine business from March 8, 2014 to March 31, 2014 were $84 and $163 respectively.
2) Revenue and earnings of the combined entity as though the business combination occurred as of January 1, 2014 were as follows:

	Three months ended March 31,
	2015	2014
Revenue	$13,586	$12,977
Earnings	1,272	244
Basic earnings per common share	$0.14	$0.03
Diluted earnings per common share	$0.13	$0.03

3) There were no material, nonrecurring pro forma adjustments directly attributable to the acquisition included in this Supplemental Pro Forma Information.

Acquisition of Spontania Business of Spain-based Dialcom Networks, S.L.

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

The aggregate purchase price under the terms of the transaction was approximately €3.66 million in cash (approximately US$5.1 million ), after certain closing adjustments. ClearOne did not assume any debt or cash. The cash purchase price was paid out of cash on hand. The addition of this technology was an integral part of the company’s strategy to build an all-inclusive video collaboration portfolio.

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

Supplemental Pro Forma Information:

Revenue and earnings of the combined entity as though the business combination occurred as of January 1, 2014 is not available. The Spontania business was part of a business unit of Dialcom Networks, S.L., and thus separate stand-alone financial information for Spontania is not available.

Acquisition Expenses:

During the period ended March 31, 2015, the company incurred $70 in total acquisition related expenses for the Sabine and Spontania acquisitions, all of which are categorized under general and administrative expenses in the Consolidated Statement of Operations.

Retroactive Restatement:

Following the completion of the valuation process for the acquisition of Sabine we reported intangible amortization to reflect the final adjusted values on Form 10-K for the year ended December 31, 2014. For the quarter ended March 31, 2015 we reported amortization based on the final intangible items. For the comparative quarter ended March 31, 2014 we have restated net income to reflect the inclusion of the revised amortization applicable to that period. Net income changed from $490 originally reported for the three months ended March 31, 2014 to $485. The reported retained earnings balance of $29,482 at March 31, 2014 under the restatement would be $29,477. The restatement did not result in a reportable change to earnings per share for the period.

4.	Marketable Securities
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

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at March 31, 2015 and December 31, 2014 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
March 31, 2015
Available-for-sale securities:
Corporate bonds and notes	$19,220	$162	$(48)	$19,334
Municipal bonds	6,079	36	(2)	6,113
Total available-for-sale securities	$25,299	$198	$(50)	$25,447

CLEARONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited – Dollars in thousands)

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
December 31, 2014
Available-for-sale securities:
Corporate bonds and notes	$19,804	$89	$(55)	$19,838
Municipal bonds	6,292	28	(2)	6,318
Total available-for-sale securities	$26,096	$117	$(57)	$26,156

Maturities of marketable securities classified as available-for-sale securities were as follows at March 31, 2015:

	Amortized cost	Estimated fair value
March 31, 2015
Due within one year	$7,327	$7,314
Due after one year through five years	17,611	17,771
Due after five years through ten years	361	362
Total available-for-sale securities	$25,299	$25,447
Debt securities in an unrealized loss position as of March 31, 2015 were not deemed impaired at acquisition and subsequent declines in fair value are not deemed attributed to declines in credit quality. Management believes that it is more likely than not that the securities will receive a full recovery of par value. The available-for-sale marketable securities in a gross unrealized loss position as of March 31, 2015 are summarized as follows:

	Less than 12 months		More than 12 months		Total
(In thousands)	Estimated fair value	Gross unrealized holding losses	Estimated fair value	Gross unrealized holding losses	Estimated fair value	Gross unrealized holding losses
As of March 31, 2015
Corporate bonds and notes	$1,127	$(26)	$2,533	$(22)	$3,660	$(48)
Municipal bonds	—	—	433	(2)	433	(2)

	$1,127	$(26)	$2,966	$(24)	$4,093	$(50)

5.	Intangible Assets

Intangible assets as of March 31, 2015 and December 31, 2014 consisted of the following:

	Estimated useful lives	March 31, 2015	December 31, 2014
Tradename	7 years	$555	$555
Patents and technological know-how	10 years	5,850	5,850
Proprietary software	3 to 15 years	4,341	4,341
Other	5 years	324	324
		11,070	11,070
Accumulated amortization		(3,489)	(3,174)
		$7,581	$7,896

The amortization of intangible assets for the three months ended March 31, 2015 and March 31, 2014 was as follows:

CLEARONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited – Dollars in thousands)

	Three months ended March 31,
	2015	2014
Amortization of intangible assets	$315	$169

The estimated future amortization expense of intangible assets is as follows:

Years ending December 31,
2015 (remainder)	$943
2016	1,121
2017	925
2018	851
2019	778
Thereafter	2,963
$7,581

6.	Inventories

Inventories, net of reserves, as of March 31, 2015 and December 31, 2014 consisted of the following:

	March 31, 2015	December 31, 2014
Current:
Raw materials	$3,071	$3,056
Finished goods	12,338	11,408
	$15,409	$14,464
Long-term:
Raw materials	$70	$59
Finished goods	620	817
	$690	$876

Long-term inventory represents inventory held in excess of our current (next 12 months) requirements based on our recent sales and forecasted level of sales. We expect to sell the above inventory, net of reserves, at or above the stated cost and believe that no loss will be incurred on its sale.

Current finished goods include consigned inventory in the amounts of approximately $1,540 and $1,698 as of March 31, 2015 and December 31, 2014, respectively. Consigned inventory represents inventory at distributors and other customers where revenue recognition criteria have not yet been achieved.

The following table summarizes the losses incurred on valuation of inventory at lower of cost or market value and write-off of obsolete inventory during the three months ended March 31, 2015 and 2014, respectively.

	Three months ended March 31,
	2015	2014
Net loss (gain) on valuation of inventory and write-off of obsolete inventory	$47	$416

7.	Share-based Compensation

Share-based compensation expense has been recorded as follows:

CLEARONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited – Dollars in thousands)

	Three months ended March 31,
	2015	2014
Cost of goods sold	$5	$2
Sales and marketing	40	20
Research and product development	33	11
General and administrative	160	51
	$238	$84

As of March 31, 2015, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, was approximately $1,084, which will be recognized over a weighted average period of 2.55 years.

8.	Shareholders’ Equity

The following table summarizes the change in shareholders’ equity during the three months ended March 31, 2015 and 2014, respectively:

	Three months ended March 31,
	2015	2014
Balance at the beginning of the period	$76,016	$70,335
Net income during the period	1,272	485
Share-based compensation	238	84
Tax benefit - stock option exercise	7	87
Exercise of stock options	20	1,021
Dividends	(319)	—
Stock issued for acquisitions	—	1,679
Unrealized gain or loss on investments, net of tax	55	73
Foreign currency translation adjustment	(180)	—
Balance at end of the period	$77,109	$73,764

On April 28, 2015, the company announced a quarterly cash dividend of $0.035 per share to be paid on May 15, 2015 to shareholders of record as of May 4, 2015.

9.	Fair Value Measurements

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
Level 3 - Unobservable inputs.
The substantial majority of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. The following table sets forth the fair value of the financial instruments re-measured by the Company as of March 31, 2015 and December 31, 2014:

CLEARONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited – Dollars in thousands)

	Level 1	Level 2	Level 3	Total
March 31, 2015
Corporate bonds and notes	$—	$19,334	$—	$19,334
Municipal bonds	—	6,113	—	6,113
Total	$—	$25,447	$—	$25,447

	Level 1	Level 2	Level 3	Total
December 31, 2014
Corporate bonds and notes	$—	$19,838	$—	$19,838
Municipal bonds	—	6,318	—	6,318
Total	$—	$26,156	$—	$26,156

10.	Income Taxes
The Company's forecasted effective tax rate at March 31, 2015 is 35.8%, a 3.8% increase from the 32.0% effective tax rate recorded at December 31, 2014. The forecasted effective tax rate of 35.8% excludes jurisdictions for which no benefit from forecasted current year losses is anticipated. Including losses from such jurisdictions results in a forecasted effective tax rate of 36.1%. Our forecasted effective tax rate could fluctuate significantly on a quarterly basis and could change, to the extent that earnings in countries with tax rates that differ from that of the U.S. differ, from amounts anticipated at March 31, 2015.

After discrete tax expense of $2, the effective tax rate for the quarter ended March 31, 2015 is 36.5%. The discrete tax expense is primarily attributable to interest and penalties related to unrecognized tax benefits.

11.	Subsequent Events

On April 28, 2015, the company announced a quarterly cash dividend of $0.035 per share to be paid on May 15, 2015 to shareholders of record as of May 4, 2015.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements in this report, other than statements of historical fact, are forward-looking statements for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing.  All forward-looking statements included in this report are made as of the date hereof and are based on information available to us as of such date.  We assume no obligation to update any forward-looking statement.   In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,”  “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology.  Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that any such expectations or any forward-looking statement will prove to be correct.  Our actual results will vary, and may vary materially, from those projected or assumed in the forward-looking statements.  Future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, without limitation, product recalls and product liability claims; infringement of our technology or assertion that our technology infringes the rights of other parties; termination of supplier relationships, or failure of suppliers to perform; inability to successfully manage growth; delays in obtaining regulatory approvals or the failure to maintain such approvals; concentration of our revenue among a few customers, products or procedures; development of new products and technology that could render our products obsolete; market acceptance of new products; introduction of products in a timely fashion; price and product competition, availability of labor and materials, cost increases, and fluctuations in and obsolescence of inventory; volatility of the market price of our common stock; foreign currency fluctuations; changes in key personnel; work stoppage or transportation risks; integration of business acquisitions; and other factors referred to in our press releases and reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2014. All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Additional factors that may have a direct bearing on our operating results are discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

BUSINESS OVERVIEW

We are a global company that designs, develops and sells conferencing, collaboration, streaming and digital signage solutions for voice and visual communications. The performance and simplicity of our advanced comprehensive solutions offer unprecedented levels of functionality, reliability and scalability.

We design, develop, market, and service a comprehensive line of high-quality conferencing products for personal use, as well as traditional tabletop, mid-tier premium and higher-end professional products for both large and small businesses. We occupy the number one market share position in the global professional audio conferencing market, with nearly 50% of the total global market share. Our products are used by large businesses and organizations such as enterprise, healthcare, education and distance learning, government, legal and finance. Our solutions save organizations time and money by creating a natural environment for collaboration and communication.

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

Our business goals are to:

•	Maintain our leading global market share in professional audio conferencing products for large businesses and organizations;

•	Standardize our products amongst the Fortune 500 and other blue chip companies;

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	Leverage the video conferencing, streaming and digital signage technologies we have acquired over the years to enter new growth markets;

•	Focus on the small and medium business (SMB) market with scaled, lower cost and less complex products and solutions;

•	Capitalize on the increasing adoption of unified communications and introduce new products through information technology channels;

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

Our revenues were $13.6 million and $12.7 million during the three months ended March 31, 2015 and 2014, respectively. The increase in revenues was due to increased sales of microphone products and professional audio products. Our gross profit increased by $760 thousand during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Net income increased by $787 thousand during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Net income for the three months ended March 31, 2015 increased primarily due to reduced acquisition expenses for the Sabine and Spontania acquisitions compared to the three months ended March 31, 2014.

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

ANALYSIS OF RESULTS OF OPERATIONS

Results of Operations for the three months ended March 31, 2015, and 2014

The following table sets forth certain items from our unaudited condensed consolidated statements of operations (dollars in thousands) for the three months ended March 31, 2015 and 2014, respectively, together with the percentage of total revenue which each such item represents:

	Three months ended March 31,
	2015	% of Revenue	2014	% of Revenue
Revenue	$13,586	100%	$12,708	100%
Cost of goods sold	5,124	38%	5,006	39%
Gross profit	8,462	62%	7,702	61%
Sales and marketing	2,622	19%	2,737	22%
Research and product development	1,941	14%	2,241	18%
General and administrative	2,000	15%	1,968	15%
Operating income	1,899	14%	756	6%
Other income (expense), net	104	1%	81	1%
Income before income taxes	2,003	15%	837	7%
Provision for income taxes	731	5%	352	3%
Net income	$1,272	9%	$485	4%

Revenue

Revenue for the three months ended March 31, 2015 was approximately $13.6 million, an increase of approximately 7% over the three months ended March 31, 2014. The increase in revenue was due to increased demand across all regions, North America, Asia Pacific, and EMEA (Europe, Middle East, and Africa). The increase is mainly attributable to growth in demand

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

for our microphone products, other professional audio, and video products, partially offset by a decline in unified communications products revenue.

The net change in deferred revenue during the three months ended March 31, 2015 from December 31, 2014 and March 31, 2014 from December 31, 2013 was a net decrease in deferred revenue of $320 thousand and a net decrease in deferred revenue of $51 thousand, respectively. See “Critical Accounting Policies and Estimates” under “Revenue and Associated Allowance for Revenue Adjustments and Doubtful Accounts” below for a detailed discussion of deferred revenue.

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

Our gross profit margin (GPM), which is gross profit as a percentage of revenue, was 62% and 61% for the three months ended March 31, 2015 and 2014, respectively. The 1% increase in gross margin was primarily due to increased sales of higher margin products.
Operating Expenses

Operating expenses for the three months ended March 31, 2015 decreased by approximately $0.3 million to $6.6 million compared to $6.9 million for the three months ended March 31, 2014.

Sales and Marketing (“S&M”) Expenses. S&M expenses include selling, customer service, and marketing expenses, such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses.

S&M expenses of approximately $2.6 million for the three months ended March 31, 2015 decreased $115 thousand, or 4%, when compared to S&M expenses of approximately $2.7 million for the three months ended March 31, 2014 this decreased primarily due to decreases in commission and bonus payments to employees, and decreased marketing expenses.

Research and Development (“R&D”) Expenses.  R&D expenses include research and development and product line management, including employee-related costs, outside services, expensed materials and depreciation, and an allocation of overhead expenses.

R&D expenses of approximately $1.9 million for the three months ended March 31, 2015 decreased by $300 thousand, or 13%, when compared to R&D expenses of approximately $2.2 million for the three months ended March 31, 2014. R&D expenses decreased due to decreased R&D project related cost.

General and Administrative (“G&A”) Expenses. G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs, and corporate administrative costs, including finance, information technology and human resources.

G&A expenses of approximately $2.0 million for the three months ended March 31, 2015 increased by $32 thousand, or 2%, when compared to G&A expenses of approximately $2.0 million for the three months ended March 31, 2014. G&A expenses increased due to increases in amortization of intangibles, and audit and accounting fees. These increases were partially offset by decreases in legal fees and acquisition related expenses.

We continue to incur legal expenses due to various legal proceedings explained in detail in our Form 10-K for the year ended December 31, 2014.

Other income (expense), net

Other income (expense), net, includes interest income, interest expense, and currency gain (loss).

Provision for income taxes

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the three months ended March 31, 2015, we accrued income taxes at the forecasted effective tax rate of 35.8% as compared to the forecasted effective tax rate of 35.0% used during the three months ended March 31, 2014. The 0.8% increase in the forecasted effective tax rate was primarily due to changes in the amount of projected foreign income taxed at different rates. In addition, a discrete tax expense of $2 is primarily attributable to interest and penalties related to unrecognized tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2015, our cash and cash equivalents were approximately $10.9 million, an increase of approximately $3.5 million compared to cash and cash equivalents of approximately $7.4 million as of December 31, 2014.

Net cash provided by operating activities was $2.8 million during the three months ended March 31, 2015, a decrease in cash flow of approximately $0.7 million compared to $3.6 million of cash provided by operating activities during the three months ended March 31, 2014. The decrease in operating cash flow was primarily due to an increase in income taxes paid in the first quarter of 2015 with the remaining differences due to the timing of receipts and payments of working capital, which include accounts receivable, accounts payable, accrued expenses, inventories, and prepaid expenses and other assets.

Net cash provided by investing activities was approximately $0.7 million during the three months ended March 31, 2015, a comparative net inflow of cash of approximately $14.9 million when compared to $14.2 million of cash used in investing activities during the three months ended March 31, 2014. Net cash provided by investing activities during the three months ended March 31, 2015 included proceeds from maturities and sales of marketable investment securities in excess of purchases of marketable securities. Net cash used in investing activities for the three months ended March 31, 2014 included payments relating to the acquisition of the business of Sabine for $8.1 million and payments relating to the acquisition of the Spontania product line of $5.1 million.

Net cash provided by financing activities was approximately $27 thousand during the three months ended March 31, 2015, a decrease of approximately $1.0 million when compared to $1.1 million of cash provided by investing activities during the three months ended March 31, 2014. Financing activities in the first quarter of 2015 primarily consisted of cash inflows of about $20 thousand from the exercise of stock options, while financing activities in the same period in 2014 consisted mostly of cash inflows of about $1.0 million from the exercise of stock options.

As of March 31, 2015, our working capital was $36.2 million as compared to $34.0 million as of December 31, 2014.

We believe that our current cash balance, future income from operations and effective management of working capital will provide the liquidity needed to meet our short-term and long-term operating requirements and finance our growth plans. We also believe that our strong financial position and sound business structure will enable us to raise additional capital when needed to meet our short and long-term financing needs. In addition to recent acquisitions and capital expenditures, we may use cash in the near future for selective infusions of technology, sales & marketing, infrastructure, and other investments to fuel our growth, as well as acquisitions that may strategically fit our business and are accretive to our performance. We also plan to fund the payment of cash dividends in connection with the current Board approved plan as announced on December 2, 2014, which may be adjusted from time-to-time based on factors that the Board of Directors deems relevant.

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

Our significant accounting policies are described in Note 1 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014. We believe the policies described below identify our most critical accounting policies, which are the policies that are both important to the representation of our financial condition

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

and results and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

The amount of deferred cost of goods sold was included in consigned inventory. The following table details the amount of deferred revenue, cost of goods sold, and gross profit as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Deferred revenue	$4,684	$5,004
Deferred cost of goods sold	1,540	1,698
Deferred gross profit	$3,144	$3,306

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

Impairment of Goodwill and Intangible Assets
Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We perform impairment tests of goodwill and intangible assets with indefinite useful lives on an annual basis in the fourth fiscal quarter, or sooner if a triggering event occurs suggesting possible impairment of the values of these assets. There were no impairments recorded in 2015 or 2014 as no impairment indicators

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

existed. However, due to uncertainty in the industrial, technological, and competitive environments in which we operate, we might be required to exit or dispose of the assets acquired through our acquisitions, which could result in an impairment of goodwill and intangible assets.

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

To the extent we establish a valuation allowance in a period, we must include and expense the allowance within the tax provision in the consolidated statement of operations. In accordance with ASC Topic 740, "Accounting for Income Taxes", we analyzed our valuation allowance at December 31, 2014 and determined that based upon available evidence it is more likely than not that certain of our deferred tax assets related to capital loss carryovers, state research and development credits, and foreign net operating loss carryforwards will not be realized and, accordingly, we have recorded a valuation allowance against these deferred tax assets in the amount of $786 thousand.

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

Recent Accounting Pronouncements:

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

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2015 was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective as of March 31, 2015 to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

There was no change in our internal control over financial reporting during the quarter ended March 31, 2015 that materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.

CLEARONE, INC.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

There are no updates to the status of the legal proceedings and commitments and contingencies reported in our Form 10-K for the year ended December 31, 2014 under Part I, Item 3. Legal Proceedings and Note 8 - Commitments and Contingencies of the Notes to Consolidated Financial Statements (Part II, Item 8).

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

ClearOne, Inc., (Registrant)

May 15, 2015	By:	/s/ Zeynep Hakimoglu
Zeynep Hakimoglu Chief Executive Officer (Principal Executive Officer)

May 15, 2015	By:	/s/ Narsi Narayanan
Narsi Narayanan Senior Vice President of Finance (Principal Financial and Accounting Officer)