Form 10-Q
period 2015-06-30
CLEARONE INC
filed 2015-08-12
CIK 840715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
or
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
+1 (801) 975-7200
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of ClearOne common stock outstanding as of August 3, 2015 was 9,138,176.

CLEARONE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2015

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CLEARONE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)

	June 30, 2015	December 31, 2014
ASSETS	Unaudited
Current assets:
Cash and cash equivalents	$10,873	$7,440
Marketable securities	6,385	6,994
Receivables, net of allowance for doubtful accounts of $52 and $58, respectively	8,557	9,916
Inventories	14,340	12,766
Distributor channel inventories	1,629	1,698
Deferred income taxes	3,824	3,824
Prepaid expenses and other assets	2,545	2,143
Total current assets	48,153	44,781
Long-term marketable securities	18,756	19,162
Long-term inventories, net	680	876
Property and equipment, net	1,811	2,039
Intangibles, net	7,267	7,896
Goodwill	12,724	12,724
Deferred income taxes	1,278	1,265
Other assets	114	117
Total assets	$90,783	$88,860
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,033	$3,057
Accrued liabilities	2,908	2,694
Deferred product revenue	4,744	5,004
Total current liabilities	10,685	10,755
Deferred rent	196	248
Other long-term liabilities	1,237	1,841
Total liabilities	12,118	12,844
Shareholders' equity:
Common stock, par value $0.001, 50,000,000 shares authorized, 9,128,053 and 9,097,827 shares issued and outstanding	9	9
Additional paid-in capital	45,513	44,939
Accumulated other comprehensive (loss)	(81)	(8)
Retained earnings	33,224	31,076
Total shareholders' equity	78,665	76,016
Total liabilities and shareholders' equity	$90,783	$88,860

See accompanying notes

CLEARONE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue	$14,013	$14,111	$27,600	$26,819
Cost of goods sold	5,022	6,047	10,147	11,053
Gross profit	8,991	8,064	17,453	15,766

Operating expenses:
Sales and marketing	2,753	2,976	5,375	5,713
Research and product development	2,054	2,330	3,996	4,571
General and administrative	1,891	1,712	3,890	3,680
Total operating expenses	6,698	7,018	13,261	13,964

Operating income	2,293	1,046	4,192	1,802
Other income, net	85	64	190	145
Income before income taxes	2,378	1,110	4,382	1,947
Provision for income taxes	863	228	1,595	578
Net income	$1,515	$882	$2,787	$1,369

Basic earnings per common share	$0.17	$0.10	$0.31	$0.15
Diluted earnings per common share	$0.16	$0.09	$0.29	$0.14

Basic weighted average shares outstanding	9,119,907	9,266,071	9,110,062	9,174,816
Diluted weighted average shares outstanding	9,603,682	9,677,726	9,560,914	9,618,172

Comprehensive income:
Net income	$1,515	$882	$2,787	$1,369
Other comprehensive income:
Change in unrealized gains (losses) on available-for-sale securities, net of tax	(77)	65	(23)	138
Change in foreign currency translation adjustment	129	—	(50)	—
Comprehensive income	$1,567	$947	$2,714	$1,507

See accompanying notes

CLEARONE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$2,787	$1,369
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization expense	1,033	870
Amortization of deferred rent	(47)	(46)
Stock-based compensation expense	455	168
Provision for (recoveries of) doubtful accounts, net	(6)	11
Write-down of inventory to net realizable value	130	424
Loss on disposal of assets	—	2
Tax benefit from exercise of stock options	(29)	(90)
Changes in operating assets and liabilities:
Receivables	1,319	(555)
Inventories	(1,439)	(749)
Deferred income taxes	(13)	(333)
Prepaid expenses and other assets	(377)	739
Accounts payable	(19)	(570)
Accrued liabilities	(1,072)	441
Income taxes payable	969	(34)
Deferred product revenue	(222)	1,086
Other long-term liabilities	(604)	87
Net cash provided by operating activities	2,865	2,820

Cash flows from investing activities:
Payment towards business acquisitions	—	(13,078)
Purchase of property and equipment	(182)	(371)
Purchase of patents	—	(90)
Proceeds from maturities and sales of marketable securities	4,197	—
Purchases of marketable securities	(3,204)	(311)
Net cash provided by (used in) investing activities	811	(13,850)

Cash flows from financing activities:
Proceeds from the exercise of stock options	90	1,265
Tax benefits from stock options	29	90
Stock registration costs	—	(55)
Dividends paid	(319)	—
Treasury stock purchased	—	(1,169)
Net cash provided by financing activities	(200)	131

Effect of exchange rate changes on cash and cash equivalents	(43)	—
Net increase (decrease) in cash and cash equivalents	3,433	(10,899)
Cash and cash equivalents at the beginning of the period	7,440	17,192
Cash and cash equivalents at the end of the period	$10,873	$6,293
See accompanying notes

CLEARONE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

The following is a summary of supplemental cash flow activities:

	Six months ended June 30,
	2015	2014
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,280	$657
Issuance of common stock in connection with acquisition of business	—	1,679

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

These accompanying interim condensed consolidated financial statements for the three and six months ended June 30, 2015 and 2014, respectively, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are not audited. Certain information and footnote disclosures that are usually included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been either condensed or omitted in accordance with SEC rules and regulations. The accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of June 30, 2015 and December 31, 2014, the results of operations for the three and six months ended June 30, 2015 and 2014, and the statements of cash flows for the six months ended June 30, 2015 and 2014. The results of operations for the three and six months ended June 30, 2015 and 2014 are not necessarily indicative of the results for a full-year period.  These interim condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC.

Significant Accounting Policies:

The significant accounting policies were described in Note 1 to the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2014. There have been no changes to these policies during the six months ended June 30, 2015 that are of significance or potential significance to the Company.

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

CLEARONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited – Dollars in thousands)

2.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Numerator:
Net income	$1,515	$882	$2,787	$1,369
Denominator:
Basic weighted average shares outstanding	9,119,907	9,266,071	9,110,062	9,174,816
Dilutive common stock equivalents using treasury stock method	483,775	411,655	450,852	443,356
Diluted weighted average shares outstanding	9,603,682	9,677,726	9,560,914	9,618,172

Basic earnings per common share	$0.17	$0.10	$0.31	$0.15
Diluted earnings per common share	$0.16	$0.09	$0.29	$0.14

Weighted average options outstanding	1,037,978	900,512	1,037,560	971,963
Anti-dilutive options not included in the computations	74,209	145,459	171,459	130,730

3.	Business Combination

Acquisition of Sabine

On March 7, 2014, the Company completed the acquisition of Sabine, Inc. ("Sabine") through a stock purchase agreement ("SPA"). Through the acquisition, the Company now manufactures, designs and sells professional wireless microphone systems for live and installed audio under the Sacom and ClearOne brand. It also makes an FBX Feedback Exterminator for reliable automatic feedback control. With the addition of Sabine, the Company now has reliable and exclusive access to the supply of wireless microphones that are a critical component of its complete microphone portfolio.

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

Supplemental Pro Forma Information:

1) Revenue and net loss from the Sabine business from March 8, 2014 to June 30, 2014 were $84 and $163 respectively.
2) Revenue and earnings of the combined entity as though the business combination occurred as of January 1, 2014 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue	$14,013	$14,111	$27,600	$27,088
Earnings	1,515	934	2,787	1,184
Basic earnings per common share	$0.17	$0.10	$0.31	$0.13
Diluted earnings per common share	$0.16	$0.10	$0.29	$0.12

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

Acquisition Expenses:

During the six months ended June 30, 2015 and the six months ended June 30, 2014, the company incurred $133 and $437 in total acquisition related expenses for the Sabine and Spontania acquisitions, all of which are categorized under general and administrative expenses in the respective Consolidated Statement of Operations.

Retroactive Restatement:

Following the completion of the valuation process for the acquisition of Sabine we reported intangible amortization to reflect the final adjusted values on Form 10-K for the year ended December 31, 2014. For the quarter and six months ended June 30, 2015 we reported amortization based on the final valuation of intangible items. For the comparative quarter and six months ended June 30, 2014 we have restated net income to reflect the inclusion of the revised amortization applicable to those periods. Net income changed from $934 and $1,424 originally reported for the three and six months ended June 30, 2014 to $882 and $1,369. The reported retained earnings balance of $29,247 at June 30, 2014 under the restatement would be $29,158. The restatement resulted in changes in basic and diluted earnings per share for the three months ended June 30, 2014 from $0.10 and $0.10 to $0.10 and $0.09, respectively. The restatement did not result in a reportable change to earnings per share for the six months ended June 30, 2014.

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

CLEARONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited – Dollars in thousands)

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at June 30, 2015 and December 31, 2014 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
June 30, 2015
Available-for-sale securities:
Corporate bonds and notes	$18,966	$92	$(90)	$18,968
Municipal bonds	6,152	23	(2)	6,173
Total available-for-sale securities	$25,118	$115	$(92)	$25,141

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
December 31, 2014
Available-for-sale securities:
Corporate bonds and notes	$19,804	$89	$(55)	$19,838
Municipal bonds	6,292	28	(2)	6,318
Total available-for-sale securities	$26,096	$117	$(57)	$26,156

Maturities of marketable securities classified as available-for-sale securities were as follows at June 30, 2015:

	Amortized cost	Estimated fair value
June 30, 2015
Due within one year	$6,410	$6,384
Due after one year through five years	18,350	18,399
Due after five years through ten years	358	358
Total available-for-sale securities	$25,118	$25,141
Debt securities in an unrealized loss position as of June 30, 2015 were not deemed impaired at acquisition and subsequent declines in fair value are not deemed attributed to declines in credit quality. Management believes that it is more likely than not that the securities will receive a full recovery of par value. The available-for-sale marketable securities in a gross unrealized loss position as of June 30, 2015 are summarized as follows:

	Less than 12 months		More than 12 months		Total
(In thousands)	Estimated fair value	Gross unrealized holding losses	Estimated fair value	Gross unrealized holding losses	Estimated fair value	Gross unrealized holding losses
As of June 30, 2015
Corporate bonds and notes	$7,443	$(72)	$398	$(18)	$7,841	$(90)
Municipal bonds	743	(1)	230	(1)	973	(2)

	$8,186	$(73)	$628	$(19)	$8,814	$(92)

CLEARONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited – Dollars in thousands)

5.	Intangible Assets

Intangible assets as of June 30, 2015 and December 31, 2014 consisted of the following:

	Estimated useful lives	June 30, 2015	December 31, 2014
Tradename	5 to 7 years	$555	$555
Patents and technological know-how	10 years	5,850	5,850
Proprietary software	3 to 15 years	4,341	4,341
Other	5 years	324	324
		11,070	11,070
Accumulated amortization		(3,803)	(3,174)
		$7,267	$7,896

The amortization of intangible assets for the three and six months ended June 30, 2015 and June 30, 2014 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Amortization of intangible assets	$315	$352	$629	$521

The estimated future amortization expense of intangible assets is as follows:

Years ending December 31,
2015 (remainder)	$629
2016	1,121
2017	925
2018	851
2019	778
Thereafter	2,963
$7,267

6.	Inventories

Inventories, net of reserves, as of June 30, 2015 and December 31, 2014 consisted of the following:

	June 30, 2015	December 31, 2014
Current:
Raw materials	$3,237	$3,056
Finished goods	12,732	11,408
	$15,969	$14,464
Long-term:
Raw materials	$59	$59
Finished goods	621	817
	$680	$876

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

Current finished goods include consigned inventory in the amounts of approximately $1,629 and $1,698 as of June 30, 2015 and December 31, 2014, respectively. Consigned inventory represents inventory at distributors and other customers where revenue recognition criteria have not yet been achieved.

The following table summarizes the losses incurred on valuation of inventory at lower of cost or market value and write-off of obsolete inventory during the three and six months ended June 30, 2015 and 2014, respectively.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net loss on valuation of inventory and write-off of obsolete inventory	$83	$9	$130	$424

7.	Share-based Compensation

Share-based compensation expense has been recorded as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Cost of goods sold	$5	$2	$11	$4
Sales and marketing	39	20	79	40
Research and product development	33	10	66	21
General and administrative	140	52	299	103
	$217	$84	$455	$168

As of June 30, 2015, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, was approximately $1,144, which will be recognized over a weighted average period of 2.47 years.

8.	Shareholders’ Equity

The following table summarizes the change in shareholders’ equity during the three and six months ended June 30, 2015 and 2014, respectively:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Balance at the beginning of the period	$77,109	$73,764	$76,016	$70,335
Net income during the period	1,515	882	2,787	1,369
Treasury stock purchased	—	(1,169)	—	(1,169)
Share-based compensation	217	84	455	168
Tax benefit - stock option exercise	22	5	29	90
Exercise of stock options	70	244	90	1,265
Dividends	(320)	—	(639)	—
Stock issued for acquisitions	—	—	—	1,679
Unrealized gain or loss on investments, net of tax	(77)	65	(22)	138
Foreign currency translation adjustment	129	—	(51)	—
Balance at end of the period	$78,665	$73,875	$78,665	$73,875

On July 16, 2015, the company announced a quarterly cash dividend of $0.035 per share to be paid on August 10, 2015 to shareholders of record as of July 27, 2015.

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
Level 3 - Unobservable inputs.
The substantial majority of the Company’s financial instruments are valued using quoted prices in markets that are not active or based on other observable inputs. The following table sets forth the fair value of the financial instruments re-measured by the Company as of June 30, 2015 and December 31, 2014:

	Level 1	Level 2	Level 3	Total
June 30, 2015
Corporate bonds and notes	$—	$18,968	$—	$18,968
Municipal bonds	—	6,173	—	6,173
Total	$—	$25,141	$—	$25,141

	Level 1	Level 2	Level 3	Total
December 31, 2014
Corporate bonds and notes	$—	$19,838	$—	$19,838
Municipal bonds	—	6,318	—	6,318
Total	$—	$26,156	$—	$26,156

10.	Income Taxes

The Company's forecasted effective tax rate at June 30, 2015 is 36.0%, a 4.0% increase from the 32.0% effective tax rate recorded at December 31, 2014. The forecasted effective tax rate of 36.0% excludes jurisdictions for which no benefit from forecasted current year losses is anticipated. Including losses from such jurisdictions results in a forecasted effective tax rate of 36.6%. Our forecasted effective tax rate could fluctuate significantly on a quarterly basis and could change, to the extent that earnings in countries with tax rates that differ from that of the U.S. differ, from amounts anticipated at June 30, 2015.

After discrete tax benefit of $8, the effective tax rate for the quarter ended June 30, 2015 is 36.4%. The discrete tax benefit is primarily attributable to tax benefits of share-based compensation.

11.	Subsequent Events

On July 16, 2015, the company announced a quarterly cash dividend of $0.035 per share to be paid on Aug 10, 2015 to shareholders of record as of July 27, 2015.

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

Our revenues were $14.0 million and $14.1 million during the three months ended June 30, 2015 and 2014, respectively. The decrease in revenues was due to diminished demand in Europe due to weak economic conditions. Our gross profit increased by $927 thousand during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Net income increased by $633 thousand during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Net income for the three months ended June 30, 2015 increased primarily due to increased gross profit margin on favorable product mix and reduced operating expenses compared to the three months ended June 30, 2014.

Our revenues were $27.6 million and $26.8 million during the six months ended June 30, 2015 and 2014, respectively. The increase in revenues was due to increased sales of microphone products and professional audio products. Our gross profit increased by $1.7 million during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Net income increased by $1.4 million during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Net income for the six months ended June 30, 2015 increased primarily due to increased gross profit margin on favorable product mix and reduced operating expenses compared to the six months ended June 30, 2014.

We expect continued growth in revenue from microphone products and video products. However the prospects of growth and its magnitude in both revenues and profits in the near future would depend on the strength of the global economy and the penetration level of our new products, including products added through acquisitions. We continue to closely monitor the economic situation in Australia, China and Europe.

A detailed discussion of our results of operations follows below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANALYSIS OF RESULTS OF OPERATIONS

Results of Operations for the three and six months ended June 30, 2015 and 2014

The following table sets forth certain items from our unaudited condensed consolidated statements of operations (dollars in thousands) for the three and six months ended June 30, 2015 and 2014, respectively, together with the percentage of total revenue which each such item represents:

	Three months ended June 30,				Six months ended June 30,
	2015	% of Revenue	2014	% of Revenue	2015	% of Revenue	2014	% of Revenue
Revenue	$14,013	100%	$14,111	100%	$27,600	100%	$26,819	100%
Cost of goods sold	5,022	36%	6,047	43%	10,147	37%	11,053	41%
Gross profit	8,991	64%	8,064	57%	17,453	63%	15,766	59%
Sales and marketing	2,753	20%	2,976	21%	5,375	19%	5,713	21%
Research and product development	2,054	15%	2,330	17%	3,996	14%	4,571	17%
General and administrative	1,891	13%	1,712	12%	3,890	14%	3,680	14%
Operating income	2,293	16%	1,046	7%	4,192	15%	1,802	7%
Other income (expense), net	85	1%	64	0%	190	1%	145	1%
Income before income taxes	2,378	17%	1,110	8%	4,382	16%	1,947	7%
Provision for income taxes	863	6%	228	2%	1,595	6%	578	2%
Net income	$1,515	11%	$882	6%	$2,787	10%	$1,369	5%

Revenue

Revenue for the three months ended June 30, 2015 was approximately $14.0 million, a decrease of approximately 1% over the three months ended June 30, 2014. The decrease in revenue was due to a steep decline in revenue from EMEA and Australia caused by uncertain economic conditions and a modest decline in Americas. The decline is mainly attributable to decline in revenue from unified communications products partially offset by growth in demand for our professional products driven by demand for our microphone products and video products.

Revenue for the six months ended June 30, 2015 was approximately $27.6 million, an increase of approximately 3% over the six months ended June 30, 2014. The increase in revenue was due to increased demand from North America and Asia Pacific, partially offset by decline in EMEA (Europe, Middle East, and Africa). The increase is mainly attributable to growth in demand for our microphone products, other professional audio, and video products, partially offset by a decline in unified communications products revenue.

The net change in deferred revenue during the six months ended June 30, 2015 from December 31, 2014 and the six months ended June 30, 2014 from December 31, 2013 was a net decrease in deferred revenue of $260 thousand and a net increase in deferred revenue of $1.1 million, respectively. See “Critical Accounting Policies and Estimates” under “Revenue and Associated Allowance for Revenue Adjustments and Doubtful Accounts” below for a detailed discussion of deferred revenue.

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

Our gross profit margin (GPM), which is gross profit as a percentage of revenue, was 64% and 57% for the three months ended June 30, 2015 and 2014, respectively. The 7% increase in gross margin was primarily due to increased sales of higher margin products and decline in volumes of lower margin unified communications products. Our gross profit margin (GPM), which is gross profit as a percentage of revenue, was 63% and 59% for the six months ended June 30, 2015 and 2014, respectively. The

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

4% increase in gross margin was primarily due to increased sales of higher margin products decline in volumes of lower margin unified communications products.

Operating Expenses

Operating expenses for the three months ended June 30, 2015 decreased by approximately $320 thousand to $6.7 million compared to $7.0 million for the three months ended June 30, 2014. Operating expenses for the six months ended June 30, 2015 decreased by approximately $0.7 million to $13.3 million compared to $14.0 million for the six months ended June 30, 2014.

Sales and Marketing (“S&M”) Expenses. S&M expenses include selling, customer service, and marketing expenses, such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses.

S&M expenses of approximately $2.8 million for the three months ended June 30, 2015 decreased $223 thousand, or 7%, when compared to S&M expenses of approximately $3.0 million for the three months ended June 30, 2014 this decreased primarily due to decreases in commission and bonus payments to employees and marketing expenses, partially offset by increase in commission payments to independent agents. S&M expenses of approximately $5.4 million for the six months ended June 30, 2015 decreased $0.3 million, or 6%, when compared to S&M expenses of approximately $5.7 million for the six months ended June 30, 2014 this decreased primarily due to decreases in commission and bonus payments to employees and marketing expenses, partially offset by increase in commission payments to independent agents.

Research and Development (“R&D”) Expenses.  R&D expenses include research and development and product line management, including employee-related costs, outside services, expensed materials and depreciation, and an allocation of overhead expenses.

R&D expenses of approximately $2.1 million for the three months ended June 30, 2015 decreased by $276 thousand, or 12%, when compared to R&D expenses of approximately $2.3 million for the three months ended June 30, 2014. R&D expenses decreased due to decreased employee-related costs, consulting expenses and project related cost. R&D expenses of approximately $4.0 million for the six months ended June 30, 2015 decreased by $0.6 million, or 13%, when compared to R&D expenses of approximately $4.6 million for the six months ended June 30, 2014. R&D expenses decreased due to decreased employee-related costs, consulting expenses and project related cost.

General and Administrative (“G&A”) Expenses. G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs, and corporate administrative costs, including finance, information technology and human resources.

G&A expenses of approximately $1.9 million for the three months ended June 30, 2015 increased by $179 thousand, or 10%, when compared to G&A expenses of approximately $1.7 million for the three months ended June 30, 2014. G&A expenses increased due to increases in legal fees, audit and accounting fees and stock based compensation. These increases were partially offset by decreases in acquisition related expenses. G&A expenses of approximately $3.9 million for the six months ended June 30, 2015 increased by $210 thousand, or 6%, when compared to G&A expenses of approximately $3.7 million for the six months ended June 30, 2014. G&A expenses increased due to increases in amortization of intangibles, audit and accounting fees and stock based compensation. These increases were partially offset by decreases in acquisition related expenses.

Other income (expense), net

Other income (expense), net, includes interest income, interest expense, and currency gain (loss).

Provision for income taxes

During the three months ended June 30, 2015, we accrued income taxes at the forecasted effective tax rate of 36.0% as compared to the forecasted effective tax rate of 34.7% used during the three months ended June 30, 2014. The 1.3% increase in the forecasted effective tax rate was primarily due to changes in the amount of projected foreign income taxed at different rates. In addition, a discrete tax benefit of $8 is primarily attributable to tax benefits of share-based compensation.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2015, our cash and cash equivalents were approximately $10.9 million, an increase of approximately $3.5 million compared to cash and cash equivalents of approximately $7.4 million as of December 31, 2014.

Net cash provided by operating activities was $2.9 million during the six months ended June 30, 2015, an increase in cash flow of approximately $45 thousand compared to $2.8 million of cash provided by operating activities during the six months ended June 30, 2014. The increase in operating cash flow was primarily due to increase in net income and unpaid taxes with the remaining differences due to the timing of receipts and payments of working capital, which include accounts receivable, accounts payable, accrued expenses, inventories, and prepaid expenses and other assets.

Net cash provided by investing activities was approximately $0.8 million during the six months ended June 30, 2015, a comparative net inflow of cash of approximately $14.7 million when compared to $13.9 million of cash used in investing activities during the six months ended June 30, 2014. Net cash provided by investing activities during the six months ended June 30, 2015 included proceeds from maturities and sales of marketable investment securities in excess of purchases of marketable securities. Net cash used in investing activities for the six months ended June 30, 2014 included payments relating to the acquisition of the business of Sabine for $8.1 million and payments relating to the acquisition of the Spontania product line of $5.1 million.

Net cash used in financing activities was approximately $200 thousand during the six months ended June 30, 2015, a decrease of approximately $331 thousand when compared to $131 thousand of cash provided by investing activities during the six months ended June 30, 2014. Financing activities during the six months ended June 30, 2015 primarily consisted of dividend payments of $319 thousand and cash inflows of about $90 thousand from the exercise of stock options, while financing activities in the same period in 2014 consisted mostly of cash inflows of about $1.3 million from the exercise of stock options.

As of June 30, 2015, our working capital was $37.5 million as compared to $34.0 million as of December 31, 2014.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The amount of deferred cost of goods sold was included in consigned inventory. The following table details the amount of deferred revenue, cost of goods sold, and gross profit as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Deferred revenue	$4,744	$5,004
Deferred cost of goods sold	1,629	1,698
Deferred gross profit	$3,115	$3,306

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

Impairment of Goodwill and Intangible Assets
Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We perform impairment tests of goodwill and intangible assets with indefinite useful lives on an annual basis in the fourth fiscal quarter, or sooner if a triggering event occurs suggesting possible impairment of the values of these assets. There were no impairments recorded in 2015 or 2014 as no impairment indicators existed. However, due to uncertainty in the industrial, technological, and competitive environments in which we operate, we might be required to exit or dispose of the assets acquired through our acquisitions, which could result in an impairment of goodwill and intangible assets.

Impairment of Long-Lived Assets

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2015 was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective as of June 30, 2015 to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

There was no change in our internal control over financial reporting during the quarter ended June 30, 2015 that materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.

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

ClearOne, Inc., (Registrant)

August 11, 2015	By:	/s/ Zeynep Hakimoglu
Zeynep Hakimoglu Chief Executive Officer (Principal Executive Officer)

August 11, 2015	By:	/s/ Narsi Narayanan
Narsi Narayanan Senior Vice President of Finance (Principal Financial and Accounting Officer)