Form 10-K/A
period 2014-12-31
CLEARONE INC
filed 2016-01-13
CIK 840715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K/A
(Amendment No. 2)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐Yes ☒No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes ☒No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐Yes ☒No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes ☒No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
The number of shares of ClearOne common stock outstanding as of January 8, 2016 was 9,148,596.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this "Form 10-K/A") to the Annual Report on Form 10-K of ClearOne, Inc., a Utah corporation (referred to as "ClearOne", "we", "us", "our" or the "Company") for the fiscal year ended December 31, 2014, originally filed with the Securities and Exchange Commission ("SEC") on March 31, 2015 (the "Original 10-K"), and as amended through Amendment No. 1 filed with the SEC on April 30, 2015 ("Amendment No. 1"), is being filed to: (i) replace Part II, Item 8 and Part IV, Item 15 to reflect the re-audit by Tanner LLC following the withdrawal of the audit report provided along with the initial filing of the Original 10-K as the result of the resignation of RSM US LLP (formerly McGladrey LLP) as disclosed on Form 8-K filed on October 14, 2015; (ii) to replace the related XBRL files as Exhibit 101 to this Form 10-K/A which incorporates XBRL references to subsequent events occurring after the Original 10-K was filed; and (iii) to include a consent from the Company’s current independent registered public accounting firm, Tanner LLC, as reflected in Exhibit 23.1, and a new consent from the Company’s predecessor independent registered public accounting firm, RSM US LLP (formerly McGladrey LLP), as reflected in Exhibit 23.2.

As required by Rule 12b-15, in connection with this Form 10-K/A, the Company's Chief Executive Officer and Chief Financial Officer have reissued applicable portions of their Rule 13a-14(a) certifications. Accordingly, Part IV, Item 15 has been amended to reflect the filing of such certifications herewith.

Except as described above, this Form 10-K/A does not modify or update disclosures in the Original 10-K. This Form 10-K/A reflects events occurring after the date of the Original 10-K or Amendment No. 1. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original 10-K was filed.

CLEARONE, INC. ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2014 TABLE OF CONTENTS

		Page
	PART II
Item 8.	Financial Statements and Supplementary Data	2
	PART IV
Item 15.	Exhibits, Financial Statement Schedules	3

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements reflect our views with respect to future events based upon information available to us at this time. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from these statements. Forward-looking statements are typically identified by the use of the words “believe,” “may,” “could,” “will,” “should,” “expect,” “anticipate,” “estimate,” “project,” “propose,” “plan,” “intend,” and similar words and expressions. Examples of forward-looking statements are statements that describe the proposed development, manufacturing, and sale of our products; statements that describe expectations regarding pricing trends, the markets for our products, our anticipated capital expenditures, our cost reduction and operational restructuring initiatives, and future impact of regulatory developments; statements with regard to the nature and extent of competition we may face in the future; statements with respect to the anticipated sources of and need for future financing; and statements with respect to future strategic plans, goals, and objectives and forecasts of future growth and value. Forward-looking statements under “Business” included in Item 1 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of the Original 10-K have not changed and are not repeated in this filing. The forward-looking statements are based on present circumstances and on our predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences and timing than those now assumed or anticipated. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the risk factors discussed in this report under the caption “Item 1A Risk Factors” of the Original 10-K. These cautionary statements are intended to be applicable to all related forward-looking statements wherever they appear in this report. The cautionary statements contained or referred to in this report should also be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. Any forward-looking statements are made only as of the date of this report and we assume no obligation to update forward-looking statements to reflect subsequent events or circumstances.

| 1 |

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data required by this are included herein as a separate section of this Form 10-K/A, beginning on page F-1, and are incorporated in this Item 8 by reference.

| 2 |

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Financial Statements: Financial statements set forth under Part II, Item 8 of this Annual Report on Form 10-K/A are filed in a separate section of this Form 10-K/A. See the "Index to Consolidated Financial Statements".
2. Financial Statement Schedules: All schedules are omitted since they either are not required, not applicable or the information is presented in the accompanying consolidated financial statements and notes thereto.
3. Exhibits: The exhibits listed under the Index of exhibits in the next page are filed or incorporated by reference as part of this Form 10-K/A.

| 3 |

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	Exhibit Incorporated Herein by Reference	Filing Date
2.2	Agreement and Plan of Merger, dated as of November 3, 2009, by and among ClearOne Communications, Inc., Alta-Wasatch Acquisition Corporation, NetStreams, Inc., Austin Ventures VIII, L.P., and Kevin A. Reinis.	8-K	2.2	11/09/09
3.1	Amended and Restated Articles of Incorporation of ClearOne, Inc.	10-K	3.1	03/25/13
3.2	Bylaws	10-K	3.2	03/31/11
10.1*	Employment Separation Agreement between ClearOne Communications, Inc. and Frances Flood, dated December 5, 2003	10-K	10.1	08/18/05
10.2*	Employment Termination Agreement between ClearOne Communications, Inc. and Susie Strohm, dated December 5, 2003	10-K	10.1	08/18/05
10.3	1997 Employee Stock Purchase Plan	S-8	4.9	10/06/06
10.4	1998 Stock Option Plan	S-8	4.8	10/06/06
10.5	2007 Equity Incentive Plan	S-8	4.7	01/22/08
10.6	Office Lease between Edgewater Corporate Park, LLC and ClearOne Communications, Inc. dated June 5, 2006	10-K	10.19	09/14/06
10.7	Stock Purchase Agreement Between ClearOne, Inc. and Doran M. Oster Dated March 4, 2014 for the Sabine Acquisition.	10-K	10.7	03/20/14
10.8	Manufacturing Services Agreement between Flextronics Industrial, Ltd. and ClearOne Communications, Inc. dated November 3, 2008	10-K	10.21	10/13/09
10.9	Framework Agreement between ClearOne, Inc. and Dialcom Networks S.L., dated December 20, 2013	8-K	10.1	04/07/14
10.10	Amendment to Framework Agreement between ClearOne, Inc. and Dialcom Networks S.L., dated March 31, 2014	8-K	10.2	04/07/14
10.11	Purchase Agreement between ClearOne, Inc. and Dialcom Networks S.L., dated March 31, 2014	10-Q	10.3	05/14/14
14.1	Code of Ethics, approved by the Board of Directors on August 23, 2006	10-K	14.1	09/14/06
21.1	Subsidiaries of the registrant	10-K	21.1	03/31/15
23.1†	Consent of Tanner LLC, Independent Registered Public Accounting Firm
23.2†	Consent of RSM US LLP, Independent Registered Public Accounting Firm
31.1†	Section 302 Certification of Chief Financial Officer
31.2†	Section 302 Certification of Chief Financial Officer
32.1†	Section 906 Certification of Chief Financial Officer
32.2†	Section 906 Certification of Chief Financial Officer
101.INS††	XBRL Instance Document
101.SCH††	XBRL Taxonomy Extension Schema
101.CAL††	XBRL Taxonomy Extension Calculation Linkbase
101.DEF††	XBRL Taxonomy Extension Definitions Linkbase
101.LAB††	XBRL Taxonomy Extension Label Linkbase
101.PRE††	XBRL Taxonomy Extension Presentation Linkbase
* Constitutes a management contract or compensatory plan or arrangement.
† Filed herewith
†† Filed herewith, reflects amended interactive data originally filed with Form 10-K on March 31, 3015.

| 4 |

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARONE, INC.
Registrant

/s/ Zeynep Hakimoglu
Zeynep Hakimoglu
President, Chief Executive Officer and Chairman of the Board
January 13, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Zeynep Hakimoglu	/s/ Narsi Narayanan
Zeynep Hakimoglu	Narsi Narayanan
President, Chief Executive Officer and Chairman of the Board	Senior Vice President of Finance
January 13, 2016	January 13, 2016

/s/ Brad R. Baldwin	/s/ Larry R. Hendricks
Brad R. Baldwin	Larry R. Hendricks
Director	Director
January 13, 2016	January 13, 2016

/s/ Scott M. Huntsman	/s/ Eric L. Robinson
Scott M. Huntsman	Eric L. Robinson
Director	Director
January 13, 2016	January 13, 2016

| 5 |

CLEARONE, INC.

| 6 |

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of ClearOne, Inc.

We have audited the accompanying consolidated balance sheet of ClearOne, Inc. and subsidiaries (collectively, the Company) as of December 31, 2014, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for year then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ClearOne, Inc. and subsidiaries as of December 31, 2014, and the consolidated results of their operations and cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ TANNER LLC

Salt Lake City, Utah
January 13, 2016

| F- 1 |

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of ClearOne, Inc.

We have audited the accompanying consolidated balance sheet of ClearOne, Inc. and subsidiaries (the Company) as of December 31, 2013 and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ClearOne, Inc. and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP

Irvine, California
March 19, 2014

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

| F- 3 |

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

See accompanying notes

| F- 5 |

CLEARONE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year ended December 31,
	2014	2013
Cash flows from operating activities:
Net income	$5,596	$5,179
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	1,972	1,422
Amortization of deferred rent	(79)	(110)
Stock-based compensation expense	401	296
Provision for doubtful accounts	(71)	69
Write-down of inventory to net realizable value	946	996
Loss on disposal of assets	—	49
Tax benefit from exercise of stock options	(211)	(104)
Deferred income taxes	(495)	(6)
Changes in operating assets and liabilities:
Receivables	(251)	(1,059)
Inventories	(2,614)	(998)
Prepaid expenses and other assets	844	(1,251)
Accounts payable	(84)	428
Accrued liabilities	1,451	(408)
Income taxes payable	(947)	(14,782)
Deferred product revenue	858	565
Other long-term liabilities	(606)	(238)
Net cash provided by (used in) operating activities	6,710	(9,952)

Cash flows from investing activities:
Payment towards business acquisitions	(13,068)	—
Purchase of property and equipment	(642)	(1,040)
Purchase of intangibles	(90)	—
Proceeds from maturities of marketable securities	4,650	—
Purchase of marketable securities	(5,266)	(25,502)
Net cash used in investing activities	(14,416)	(26,542)

Cash flows from financing activities:
Net proceeds from equity-based compensation programs	1,337	489
Tax benefits from equity-based compensation programs	211	104
Stock registration costs	(55)	—
Dividend payments	(914)	—
Payments for stock repurchases	(2,598)	(2,416)
Net cash used in financing activities	(2,019)	(1,823)

Effect of exchange rate changes on cash and cash equivalents	(27)	—
Net (decrease) in cash and cash equivalents	(9,752)	(38,317)
Cash and cash equivalents at the beginning of the year	17,192	55,509
Cash and cash equivalents at the end of the year	$7,440	$17,192

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

Basis of Presentation:

Fiscal Year – This report on Form 10-K/A includes financial statements for the years ended December 31, 2014 and 2013.

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

Marketable Securities - The Company has classified its marketable securities as available-for-sale securities. These securities are carried at estimated fair value with unrealized holding gains and losses included in accumulated other comprehensive

| F- 8 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

income/loss in shareholders' equity until realized. Gains and losses on marketable security transactions are reported on the specific-identification method. Dividend and interest income are recognized when earned.

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

Recent Accounting Pronouncements - In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. Early adoption is not permitted. The updated standard becomes effective for the Company on January 1, 2017. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on the consolidated financial statements.

2. Marketable Securities

The Company has classified its marketable securities as available-for-sale securities. These securities are carried at estimated fair value with unrealized holding gains and losses included in accumulated other comprehensive income/loss in shareholders'

| F- 12 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

equity until realized. Gains and losses on marketable security transactions are reported on the specific-identification method. Dividend and interest income are recognized when earned.
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

Acquisitions Expenses

The Company incurred $588 in total acquisition related expenses for the Sabine and Spontania acquisitions, all of which are categorized under General and administrative expenses in the Consolidated Statement of Income and Comprehensive Income for the year ended December 31, 2014.

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

During the years ended December 31, 2014 and 2013, amortization of these intangible assets were $1,210 and $547, respectively.

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

| F- 25 |

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

The Company’s U.S. federal income tax returns for 2011 through 2014 are subject to examination.  The Company also files in various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state, or non-U.S. income tax examinations by tax authorities for years prior to 2011.  The Company completed its audit by the Internal Revenue Service (“IRS”) for its 2006 tax return in 2010.  As a result of the audit by the IRS, there were no material adjustments made to the Company’s tax return. The IRS commenced an examination of the Company's 2012 tax return. We do not anticipate the examination will result in a material change to its financial position.

The Inland Revenue Department of Hong Kong, a Special Administrative Region (the “IRD”), commenced an examination of the Company's Hong Kong profits tax returns for 2009 through 2011 in the fourth quarter of 2012 that is anticipated to be completed in 2016. The Company does not anticipate the examination will result in a material change to its financial position. During the next twelve months, it is reasonably possible that the amount of the Company's unrecognized income tax benefits could change significantly. These changes could be the result of our ongoing tax audits or the settlement of outstanding audit issues. However, due to the issues being examined, at the current time, an estimate of the range of reasonably possible outcomes cannot be made, beyond amounts currently accrued.

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

On October 8, 2015, the Company received notice from its former auditor, RSM US LLP (RSM) (formerly McGladrey LLP), that RSM resigned effective October 8, 2015. A full description the disclosures surrounding the resignation can be found in the related Form 8-K filed on October 14, 2015.

On October 13, 2015, the Company engaged Tanner LLC (Tanner) to serve as its new independent registered public accounting firm for (a) the audit for the fiscal year ending December 31, 2015; (b) interim reviews for the periods ending September 30, 2015, March 31, 2016, June 30, 2016 and September 30, 2016; and (c) for the (i) re-audit and report of Independent Registered Public Accounting Firm relating to the Company's consolidated financial statements for the year ended December 31, 2014; and

| F- 26 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

(ii) the re-review of the Company's financial statements for the interim periods ended March 31, 2015 and June 30, 2015. A full description the disclosures surrounding the appointment can be found in the related Form 8-K filed on October 14, 2015.

On November 12, 2015, the Company announced a quarterly cash dividend of $0.05 per share to be paid on December 21, 2015 to shareholders of record as of December 4, 2015.

On November 24, 2015, the Company received a letter from NASDAQ Stock Market stating that the Company no longer complies with NASDAQ Listing Rule 5250(c)(1) as a result of its former auditor RSM’s resignation and withdrawal of its audit report on the Company’s financial statements for the year ended December 31, 2014 solely as a result of its determination that it was not independent of the Company for such period and subsequent interim periods and the Company’s delay in filing its Form 10-Q for the period ended September 30, 2015. A full description the disclosures surrounding the receipt of the letter can be found in the related Form 8-K filed on December 1, 2015.

| F- 27 |