Form 10-Q/A
period 2015-03-31
CLEARONE INC
filed 2016-01-13
CIK 840715

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [ ] No [x]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [x]

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

EXPLANATORY NOTE

This Amendment No. 1 to ClearOne, Inc.’s (the “Company’s”) Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 (the “Amendment”), as filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2015 (the “Original Filing”), is being filed to amend Part I, Item 1 and Part II, Item 6 of the Original Filing following the re-review of the Company’s unaudited interim financial information for the quarterly period ended March 31, 2015 (the “Re-review”) by its current independent registered public accounting firm, Tanner LLC (“Tanner”). This Amendment is being filed to: (i) update disclosures in Part I, Item 1 with the inclusion of a Report of Independent Registered Public Accounting Firm on this Form 10-Q/A and updates of references to the Form 10-K/A resulting from the review and re-audit by Tanner, respectively; (ii) amend Part II, Item 6 of the Original Filing to include new certifications, as reflected in Exhibits 31.1, 31.2, 32.1 and 32.2; (iii) to replace the related XBRL files as Exhibit 101 to this Form 10-Q/A which incorporates XBRL references to subsequent events occurring after the Original 10-Q was filed; and (iv) to provide an acknowledgment from Tanner regarding the unaudited interim financial statements, as reflected in Exhibit 15.1. No other changes have been made to the Original Filing, and, except as set forth in Note 11 to the financial statements within the changes described above, this Amendment does not reflect events or transactions occurring after the date of the Original Filing or modify or update those disclosures that may have been affected by events or transactions occurring subsequent to such filing date.

BACKGROUND

As previously disclosed, on October 8, 2015 ClearOne, Inc. ("the  Company") received notice from its registered public accounting firm, McGladrey LLP ("McGladrey"), that McGladrey resigned effective October 8, 2015. McGladrey's resignation was not due to any reason related to the Company's financial reporting or accounting operations, policies or practices. In its resignation letter, McGladrey stated it had concluded that its independence had been impaired because an associated entity of McGladrey has provided certain prohibited non-audit services under applicable Securities and Exchange Commission rules and related Public Company Accounting Oversight Board professional practice standards to an international subsidiary of the Company.

On October 13, 2015 , the Company engaged Tanner LLC ("Tanner") to serve as its new independent registered public accounting firm for (a) the audit for the fiscal year ending December 31, 2015; (b) interim reviews for the periods ending September 30, 2015, March 31, 2016, June 30, 2016 and September 30, 2016; and (c) for the (i) re-audit and report of Independent Registered Public Accounting Firm relating to the Company's consolidated financial statements for the year ended December 31, 2014; and (ii) the re-review of the Company's financial statements for the interim periods ended March 31, 2015 and June 30, 2015.  The Company’s unaudited interim financial statements for the quarter ended March 31, 2015 that are presented in this amended quarterly report have been prepared in accordance with U.S. Securities and Exchange Commission (“SEC”) rules.

CLEARONE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2015

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholder
ClearOne, Inc.:

We have reviewed the consolidated balance sheet of ClearOne, Inc. (the Company) as of March 31, 2015, the related consolidated statements of income and comprehensive income and cash flows for the three-month periods ended March 31, 2015 and 2014. These consolidated financial statements are the responsibility of the Company’s management. We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion. Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles. We have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of ClearOne, Inc. as of December 31, 2014, and the related consolidated statements of income and comprehensive income, equity, and cash flows for the year then ended (not presented herein); and in our report dated January 13, 2016 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2014 and the consolidated statement of equity for the year ended December 31, 2014, is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

/s/ Tanner LLC
Salt Lake City, Utah
January 13, 2016

CLEARONE, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)

ASSETS	March 31, 2015	December 31, 2014
Current assets:
Cash and cash equivalents	$10,865	$7,440
Marketable securities	7,314	6,994
Receivables, net of allowance for doubtful accounts of $79 and $58, respectively	8,593	9,916
Inventories	13,869	12,766
Distributor channel inventories	1,540	1,698
Deferred income taxes	3,824	3,824
Prepaid expenses and other assets	1,267	2,143
Total current assets	47,272	44,781
Long-term marketable securities	18,133	19,162
Long-term inventories, net	690	876
Property and equipment, net	1,901	2,039
Intangibles, net	7,581	7,896
Goodwill	12,724	12,724
Deferred income taxes	1,265	1,265
Other assets	115	117
Total assets	$89,681	$88,860
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,854	$3,057
Accrued liabilities	2,508	2,694
Deferred product revenue	4,684	5,004
Total current liabilities	11,046	10,755
Deferred rent	222	248
Other long-term liabilities	1,304	1,841
Total liabilities	12,572	12,844
Shareholders' equity:
Common stock, par value $0.001, 50,000,000 shares authorized, 9,111,790 and 9,097,827 shares issued and outstanding	9	9
Additional paid-in capital	45,204	44,939
Accumulated other comprehensive (loss)	(133)	(8)
Retained earnings	32,029	31,076
Total shareholders' equity	77,109	76,016
Total liabilities and shareholders' equity	$89,681	$88,860

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

See accompanying notes

CLEARONE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$1,272	$485
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization expense	521	324
Amortization of deferred rent	(23)	(21)
Stock-based compensation expense	238	84
Provision for (recoveries of) doubtful accounts, net	21	(27)
Write-down of inventory to net realizable value	47	416
Loss on disposal of assets	—	2
Tax benefit from exercise of stock options	(7)	(87)
Deferred income taxes	—	44
Changes in operating assets and liabilities:
Receivables	1,205	853
Inventories	(806)	40
Prepaid expenses and other assets	877	886
Accounts payable	820	178
Accrued liabilities	(832)	210
Income taxes payable	338	235
Deferred product revenue	(291)	(51)
Other long-term liabilities	(537)	—
Net cash provided by operating activities	2,843	3,571

Cash flows from investing activities:
Payment towards business acquisitions	—	(13,060)
Purchase of property and equipment	(76)	(249)
Purchase of intangibles	—	(90)
Proceeds from maturities and sales of marketable securities	2,376	—
Purchases of marketable securities	(1,612)	(780)
Net cash provided by (used in) investing activities	688	(14,179)

Cash flows from financing activities:
Net proceeds from equity-based compensation programs	20	1,021
Tax benefits from equity-based compensation programs	7	87
Stock registration costs	—	(55)
Net cash provided by financing activities	27	1,053

Effect of exchange rate changes on cash and cash equivalents	(133)	—
Net increase (decrease) in cash and cash equivalents	3,425	(9,555)
Cash and cash equivalents at the beginning of the period	7,440	17,192
Cash and cash equivalents at the end of the period	$10,865	$7,637
See accompanying notes

CLEARONE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

The following is a summary of supplemental cash flow activities:

	Three months ended March 31,
	2015	2014
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$881	$29
Issuance of common stock in connection with acquisition of business	—	1,679

See accompanying notes

CLEARONE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in thousands)

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

These accompanying interim condensed consolidated financial statements for the three months ended March 31, 2015 and 2014, respectively, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are not audited. Certain information and footnote disclosures that are usually included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been either condensed or omitted in accordance with SEC rules and regulations. The accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of March 31, 2015 and December 31, 2014, the results of operations for the three months ended March 31, 2015 and 2014, and cash flows for the three months ended March 31, 2015 and 2014. The results of operations for the three months ended March 31, 2015 and 2014 are not necessarily indicative of the results for a full-year period.  These interim condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2014 filed with the SEC on January 13, 2016.

Significant Accounting Policies:

The significant accounting policies were described in Note 1 to the audited consolidated financial statements included in the Company’s annual report on Form 10-K/A for the year ended December 31, 2014 filed with the SEC on January 13, 2016. There have been no changes to these policies during the three months ended March 31, 2015 that are of significance or potential significance to the Company.

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

The following table sets forth the computation of basic and diluted earnings per common share:

CLEARONE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in thousands)

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

CLEARONE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in thousands)

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

CLEARONE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in thousands)

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

Retroactive Restatement:

Following the completion of the valuation process for the acquisition of Sabine we reported intangible amortization to reflect the final adjusted values on Form 10-K, as amended, for the year ended December 31, 2014. For the quarter ended March 31, 2015 we reported amortization based on the final intangible items. For the comparative quarter ended March 31, 2014 we have restated net income to reflect the inclusion of the revised amortization applicable to that period. Net income changed from $490 originally reported for the three months ended March 31, 2014 to $485. The reported retained earnings balance of $29,482 at March 31, 2014 under the restatement would be $29,477. The restatement did not result in a reportable change to earnings per share for the period.

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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in thousands)

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

The amortization of intangible assets for the three months ended March 31, 2015 and March 31, 2014 was as follows:

CLEARONE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in thousands)

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

Share-based compensation expense has been recorded as follows:

CLEARONE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in thousands)

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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in thousands)

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

On October 8, 2015, the company received notice from its registered public accounting firm, McGladrey LLP (McGladrey), that McGladrey resigned effective October 8, 2015. A full description the disclosures surrounding the resignation can be found in the related Form 8-K filed on October 14, 2015.

On October 13, 2015, the company engaged Tanner LLC (Tanner) to serve as its new independent registered public accounting firm for (a) the audit for the fiscal year ending December 31, 2015; (b) interim reviews for the periods ending September 30, 2015, March 31, 2016, June 30, 2016 and September 30, 2016; and (c) for the (i) re-audit and report of Independent Registered Public Accounting Firm relating to the Company's consolidated financial statements for the year ended December 31, 2014; and (ii) the re-review of the Company's financial statements for the interim periods ended March 31, 2015 and June 30, 2015. A full description the disclosures surrounding the appointment can be found in the related Form 8-K filed on October 14, 2015.

On November 12, 2015, the company announced a quarterly cash dividend of $0.050 per share to be paid on December 21, 2015 to shareholders of record as of December 4, 2015.

On November 24, 2015, the company”) received a letter from NASDAQ Stock Market stating that the Company no longer complies with NASDAQ Listing Rule 5250(c)(1) as a result of its former auditor McGladrey LLP’s resignation and withdrawal of its audit report on the Company’s financial statements for the year ended December 31, 2014 solely as a result of its determination that it was not independent of the Company for such period and subsequent interim periods and the Company’s delay in filing its Form 10-Q for the period ended September 30, 2015. A full description the disclosures surrounding the receipt of the letter can be found in the related Form 8-K filed on December 1, 2015.

CLEARONE, INC.

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

ClearOne, Inc., (Registrant)

January 13, 2016	By:	/s/ Zeynep Hakimoglu
Zeynep Hakimoglu Chief Executive Officer (Principal Executive Officer)

January 13, 2016	By:	/s/ Narsi Narayanan
Narsi Narayanan Senior Vice President of Finance (Principal Financial and Accounting Officer)