Form 10-Q/A
period 2015-06-30
CLEARONE INC
filed 2016-01-13
CIK 840715

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

EXPLANATORY NOTE

This Amendment No. 1 to ClearOne, Inc.’s (the “Company’s”) Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 (the “Amendment”), as filed with the Securities and Exchange Commission (the “SEC”) on August 12, 2015 (the “Original Filing”), is being filed to amend Part I, Item 1 and Part II, Item 6 of the Original Filing following the re-review of the Company’s unaudited interim financial information for the quarterly period ended June 30, 2015 (the “Re-review”) by its current independent registered public accounting firm, Tanner LLC (“Tanner”). This Amendment is being filed to: (i) update disclosures in Part I, Item 1 with the inclusion of a Report of Independent Registered Public Accounting Firm on this Form 10-Q/A and updates of references to the Form 10-K/A resulting from the review and re-audit by Tanner, respectively; (ii) amend

Part II, Item 6 of the Original Filing to include new certifications, as reflected in Exhibits 31.1, 31.2, 32.1 and 32.2; (iii) to replace the related XBRL files as Exhibit 101 to this Form 10-Q/A which incorporates XBRL references to subsequent events occurring after the Original 10-Q was filed; and (iv) to provide an acknowledgment from Tanner regarding the unaudited interim financial statements, as reflected in Exhibit 15.1. No other changes have been made to the Original Filing, and, except as set forth in Note 11 to the financial statements within the changes described above, this Amendment does not reflect events or transactions occurring after the date of the Original Filing or modify or update those disclosures that may have been affected by events or transactions occurring subsequent to such filing date.

BACKGROUND

As previously disclosed, on October 8, 2015 ClearOne, Inc. (the  Company  ) received notice from its registered public accounting firm, McGladrey LLP ("McGladrey"), that McGladrey resigned effective October 8, 2015. McGladrey's resignation was not due to any reason related to the Company's financial reporting or accounting operations, policies or practices. In its resignation letter, McGladrey stated it had concluded that its independence had been impaired because an associated entity of McGladrey has provided certain prohibited non-audit services under applicable Securities and Exchange Commission rules and related Public Company Accounting Oversight Board professional practice standards to an international subsidiary of the Company.

On October 13, 2015, the Company engaged Tanner LLC (  Tanner  ) to serve as its new independent registered public accounting firm for (a) the audit for the fiscal year ending December 31, 2015; (b) interim reviews for the periods ending September 30, 2015, March 31, 2016, June 30, 2016 and September 30, 2016; and (c) for the (i) re-audit and report of Independent Registered Public Accounting Firm relating to the Company's consolidated financial statements for the year ended December 31, 2014; and (ii) the re-review of the Company's financial statements for the interim periods ended March 31, 2015 and June 30, 2015.  The Company’s unaudited interim financial statements for the quarter ended June 30, 2015 that are presented in this amended quarterly report have been prepared in accordance with U.S. Securities and Exchange Commission (“SEC”) rules.

CLEARONE, INC.

QUARTERLY REPORT ON FORM 10-Q/A FOR THE QUARTER ENDED JUNE 30, 2015

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholder
ClearOne, Inc.:

We have reviewed the consolidated balance sheet of ClearOne, Inc. (the Company) as of June 30, 2015, the related consolidated statements of income and comprehensive income and cash flows for the three and six-month periods ended June 30, 2015 and 2014. These consolidated financial statements are the responsibility of the Company’s management. We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion. Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles. We have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of ClearOne, Inc. as of December 31, 2014, and the related consolidated statements of income and comprehensive income, equity, and cash flows for the year then ended (not presented herein); and in our report dated January 13, 2016 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2014 and the consolidated statement of equity for the year ended December 31, 2014, is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

/s/ Tanner LLC
Salt Lake City, Utah
January 13, 2016

CLEARONE, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)

ASSETS	June 30, 2015	December 31, 2014
Current assets:
Cash and cash equivalents	$10,873	$7,440
Marketable securities	6,385	6,994
Receivables, net of allowance for doubtful accounts of $52 and $58, respectively	8,557	9,916
Inventories	14,340	12,766
Distributor channel inventories	1,629	1,698
Deferred income taxes	3,824	3,824
Prepaid expenses and other assets	2,545	2,143
Total current assets	48,153	44,781
Long-term marketable securities	18,756	19,162
Long-term inventories, net	680	876
Property and equipment, net	1,811	2,039
Intangibles, net	7,267	7,896
Goodwill	12,724	12,724
Deferred income taxes	1,278	1,265
Other assets	114	117
Total assets	$90,783	$88,860
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,033	$3,057
Accrued liabilities	2,908	2,694
Deferred product revenue	4,744	5,004
Total current liabilities	10,685	10,755
Deferred rent	196	248
Other long-term liabilities	1,237	1,841
Total liabilities	12,118	12,844
Shareholders' equity:
Common stock, par value $0.001, 50,000,000 shares authorized, 9,128,053 and 9,097,827 shares issued and outstanding	9	9
Additional paid-in capital	45,513	44,939
Accumulated other comprehensive (loss)	(81)	(8)
Retained earnings	33,224	31,076
Total shareholders' equity	78,665	76,016
Total liabilities and shareholders' equity	$90,783	$88,860

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

See accompanying notes

CLEARONE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$2,787	$1,369
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization expense	1,033	870
Amortization of deferred rent	(47)	(46)
Stock-based compensation expense	455	168
Provision for (recoveries of) doubtful accounts, net	(6)	11
Write-down of inventory to net realizable value	130	424
Loss on disposal of assets	—	2
Tax benefit from exercise of stock options	(29)	(90)
Deferred income taxes	(13)	(333)
Changes in operating assets and liabilities:
Receivables	1,319	(555)
Inventories	(1,439)	(749)
Prepaid expenses and other assets	(377)	739
Accounts payable	(19)	(570)
Accrued liabilities	(1,072)	441
Income taxes payable	969	(34)
Deferred product revenue	(222)	1,086
Other long-term liabilities	(604)	87
Net cash provided by operating activities	2,865	2,820

Cash flows from investing activities:
Payment towards business acquisitions	—	(13,078)
Purchase of property and equipment	(182)	(371)
Purchase of intangibles	—	(90)
Proceeds from maturities and sales of marketable securities	4,197	—
Purchases of marketable securities	(3,204)	(311)
Net cash provided by (used in) investing activities	811	(13,850)

Cash flows from financing activities:
Net proceeds from equity-based compensation programs	90	1,265
Tax benefits from equity-based compensation programs	29	90
Stock registration costs	—	(55)
Dividends paid	(319)	—
Payments for stock repurchases	—	(1,169)
Net cash provided by (used in) financing activities	(200)	131

Effect of exchange rate changes on cash and cash equivalents	(43)	—
Net increase (decrease) in cash and cash equivalents	3,433	(10,899)
Cash and cash equivalents at the beginning of the period	7,440	17,192
Cash and cash equivalents at the end of the period	$10,873	$6,293
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

These accompanying interim condensed consolidated financial statements for the three and six months ended June 30, 2015 and 2014, respectively, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are not audited. Certain information and footnote disclosures that are usually included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been either condensed or omitted in accordance with SEC rules and regulations. The accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of June 30, 2015 and December 31, 2014, the results of operations for the three and six months ended June 30, 2015 and 2014, and the cash flows for the six months ended June 30, 2015 and 2014. The results of operations for the three and six months ended June 30, 2015 and 2014 are not necessarily indicative of the results for a full-year period.  These interim condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2014 filed with the SEC on January 13, 2016.

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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in thousands)

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

CLEARONE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in thousands)

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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in thousands)

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

CLEARONE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in thousands)

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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in thousands)

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

CLEARONE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in thousands)

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

CLEARONE, INC.

PART II - OTHER INFORMATION

Item 6.	EXHIBITS

Exhibit No.	Title of Document
15.1	Letter from Tanner Regarding Unaudited Interim Financial Information
31.1	Section 302 Certification of Chief Executive Officer (filed herewith)
31.2	Section 302 Certification of Principal Financial Officer (filed herewith)
32.1	Section 906 Certification of Chief Executive Officer (filed herewith)
32.2	Section 906 Certification of Principal Financial Officer (filed herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	XBRL Taxonomy Extension Definitions Linkbase (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

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