Form 10-Q
period 2015-09-30
CLEARONE INC
filed 2016-01-13
CIK 840715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
or
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

CLEARONE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CLEARONE, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)

ASSETS	September 30, 2015	December 31, 2014
Current assets:
Cash and cash equivalents	$12,487	$7,440
Marketable securities	6,602	6,994
Receivables, net of allowance for doubtful accounts of $51 and $58, respectively	9,346	9,916
Inventories	14,162	12,766
Distributor channel inventories	1,663	1,698
Deferred income taxes	3,824	3,824
Prepaid expenses and other assets	1,440	2,143
Total current assets	49,524	44,781
Long-term marketable securities	20,434	19,162
Long-term inventories, net	597	876
Property and equipment, net	1,527	2,039
Intangibles, net	6,952	7,896
Goodwill	12,724	12,724
Deferred income taxes	1,268	1,265
Other assets	115	117
Total assets	$93,141	$88,860
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,494	$3,057
Accrued liabilities	3,036	2,694
Deferred product revenue	4,796	5,004
Total current liabilities	10,326	10,755
Deferred rent	172	248
Other long-term liabilities	1,237	1,841
Total liabilities	11,735	12,844
Shareholders' equity:
Common stock, par value $0.001, 50,000,000 shares authorized, 9,148,596 and 9,097,827 shares issued and outstanding	9	9
Additional paid-in capital	45,828	44,939
Accumulated other comprehensive (loss)	(72)	(8)
Retained earnings	35,641	31,076
Total shareholders' equity	81,406	76,016
Total liabilities and shareholders' equity	$93,141	$88,860

See accompanying notes

CLEARONE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue	$15,913	$15,739	$43,513	$42,558
Cost of goods sold	5,725	6,099	15,873	17,152
Gross profit	10,188	9,640	27,640	25,406

Operating expenses:
Sales and marketing	2,752	2,791	8,126	8,504
Research and product development	2,132	2,314	6,128	6,886
General and administrative	1,796	1,571	5,686	5,251
Total operating expenses	6,680	6,676	19,940	20,641

Operating income	3,508	2,964	7,700	4,765
Other income, net	54	70	244	215
Income before income taxes	3,562	3,034	7,944	4,980
Provision for income taxes	1,145	1,440	2,740	2,018
Net income	$2,417	$1,594	$5,204	$2,962

Basic earnings per common share	$0.26	$0.17	$0.57	$0.32
Diluted earnings per common share	$0.25	$0.17	$0.54	$0.31

Basic weighted average shares outstanding	9,139,329	9,198,730	9,119,925	9,182,875
Diluted weighted average shares outstanding	9,615,684	9,607,644	9,583,951	9,615,878

Comprehensive income:
Net income	$2,417	$1,594	$5,204	$2,962
Other comprehensive income:
Change in unrealized gains (losses) on available- for-sale securities, net of tax	17	(78)	(5)	60
Change in foreign currency translation adjustment	(8)	—	(59)	—
Comprehensive income	$2,426	$1,516	$5,140	$3,022

See accompanying notes

CLEARONE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$5,204	$2,962
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization expense	1,551	1,427
Amortization of deferred rent	(70)	(69)
Stock-based compensation expense	648	266
Provision for (recoveries of) doubtful accounts, net	(7)	40
Write-down of inventory to net realizable value	396	537
Tax benefit from exercise of stock options	(49)	(92)
Deferred income taxes	(2)	(333)
Changes in operating assets and liabilities:
Receivables	552	(65)
Inventories	(1,478)	(1,136)
Prepaid expenses and other assets	635	(396)
Accounts payable	(553)	(298)
Accrued liabilities	(635)	828
Income taxes payable	1,006	1,381
Deferred product revenue	(183)	822
Other long-term liabilities	(605)	(62)
Net cash provided by operating activities	6,410	5,812

Cash flows from investing activities:
Payment towards business acquisitions	—	(13,068)
Purchase of property and equipment	(98)	(496)
Purchase of intangibles	—	(90)
Proceeds from maturities and sales of marketable securities	5,102	6,790
Purchases of marketable securities	(5,987)	(6,655)
Net cash (used in) investing activities	(983)	(13,519)

Cash flows from financing activities:
Net proceeds from equity-based compensation programs	274	1,297
Tax benefits from equity-based compensation programs	49	92
Stock registration costs	—	(55)
Dividends paid	(639)	—
Payments for stock repurchases	—	(1,927)
Net cash used in financing activities	(316)	(593)

Effect of exchange rate changes on cash and cash equivalents	(64)	—
Net increase (decrease) in cash and cash equivalents	5,047	(8,300)
Cash and cash equivalents at the beginning of the period	7,440	17,192
Cash and cash equivalents at the end of the period	$12,487	$8,892
See accompanying notes

CLEARONE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

The following is a summary of supplemental cash flow activities:

	Nine months ended September 30,
	2015	2014
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,285	$1,695
Issuance of common stock in connection with acquisition of business	—	1,679

See accompanying notes

CLEARONE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in thousands, except per share amounts)

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

These accompanying interim condensed consolidated financial statements for the three and nine months ended September 30, 2015 and 2014, respectively, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are not audited. Certain information and footnote disclosures that are usually included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been either condensed or omitted in accordance with SEC rules and regulations. The accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of September 30, 2015 and December 31, 2014, the results of operations for the three and nine months ended September 30, 2015 and 2014, and cash flows for the nine months ended September 30, 2015 and 2014. The results of operations for the three and nine months ended September 30, 2015 and 2014 are not necessarily indicative of the results for a full-year period.  These interim condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC.

Significant Accounting Policies:

The significant accounting policies were described in Note 1 to the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2014. There have been no changes to these policies during the nine months ended September 30, 2015 that are of significance or potential significance to the Company.

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

CLEARONE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in thousands, except per share amounts)

2.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Numerator:
Net income	$2,417	$1,594	$5,204	$2,962
Denominator:
Basic weighted average shares outstanding	9,139,329	9,198,730	9,119,925	9,182,875
Dilutive common stock equivalents using treasury stock method	476,355	408,914	464,026	433,003
Diluted weighted average shares outstanding	9,615,684	9,607,644	9,583,951	9,615,878

Basic earnings per common share	$0.26	$0.17	$0.57	$0.32
Diluted earnings per common share	$0.25	$0.17	$0.54	$0.31

Weighted average options outstanding	1,061,705	923,424	1,045,697	955,606
Anti-dilutive options not included in the computations	218,875	276,459	255,375	169,306

3.	Business Combination

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
 (Dollars in thousands, except per share amounts)

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

Supplemental Pro Forma Information:

1) Revenue and net loss from the Sabine business from March 8, 2014 to September 30, 2014 were $2,887 and $374 respectively.
2) Revenue and earnings of the combined entity as of September 30, 2014 as though the business combination occurred as of January 1, 2014 were as follows:

	Three months ended September 30, 2014	Nine months ended September 30, 2014
		2014
Revenue	$15,739	$42,827
Earnings	1,646	2,830
Basic earnings per common share	$0.18	$0.31
Diluted earnings per common share	$0.17	$0.29

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
 (Dollars in thousands, except per share amounts)

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

Acquisition Expenses:

During the nine months ended September 30, 2015 and 2014, the Company incurred $302 and $459 in total acquisition related expenses for the Sabine and Spontania acquisitions, all of which are categorized under general and administrative expenses in the Condensed Consolidated Statement of Income and Comprehensive Income.

Retroactive Restatement:

Following the completion of the valuation process for the acquisition of Sabine we reported intangible amortization to reflect the final adjusted values in our Form 10-K, as amended, for the year ended December 31, 2014. For the quarter and nine months ended September 30, 2015 we reported amortization based on the final valuation of intangible items. For the comparative quarter and nine months ended September 30, 2014 we have retroactively adjusted net income to reflect the inclusion of the revised amortization applicable to those periods. Net income changed from $1,646 and $3,070 originally reported for the three and nine months ended September 30, 2014 to $1,594 and $2,962, respectively. The reported retained earnings balance of $30,135 at September 30, 2014 retroactively adjusted would be $30,082. The retroactive adjustment resulted in changes in basic and diluted earnings per share for the three months ended September 30, 2014 from $0.18 and $0.17 to $0.17 and $0.17, respectively. The retroactive adjustment resulted in changes in basic and diluted earnings per share for the nine months ended September 30, 2014 from $0.33 and $0.32 to $0.32 and $0.31, respectively.

CLEARONE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in thousands, except per share amounts)

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

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at September 30, 2015 and December 31, 2014 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
September 30, 2015
Available-for-sale securities:
Corporate bonds and notes	$21,317	$91	$(72)	$21,336
Municipal bonds	5,668	33	(1)	5,700
Total available-for-sale securities	$26,985	$124	$(73)	$27,036

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
December 31, 2014
Available-for-sale securities:
Corporate bonds and notes	$19,804	$89	$(55)	$19,838
Municipal bonds	6,292	28	(2)	6,318
Total available-for-sale securities	$26,096	$117	$(57)	$26,156

Maturities of marketable securities classified as available-for-sale securities were as follows at September 30, 2015:

	Amortized cost	Estimated fair value
September 30, 2015
Due within one year	$6,609	$6,602
Due after one year through five years	19,959	20,017
Due after five years through ten years	417	417
Total available-for-sale securities	$26,985	$27,036
Debt securities in an unrealized loss position as of September 30, 2015 were not deemed impaired at acquisition and subsequent declines in fair value are not deemed attributed to declines in credit quality. Management believes that it is more likely than not that the securities will receive a full recovery of par value. The following table summarizes the fair value and gross unrealized losses of the Company’s investments with unrealized losses, aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2015:

CLEARONE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in thousands, except per share amounts)

	Less than 12 months		More than 12 months		Total
(In thousands)	Estimated fair value	Gross unrealized holding losses	Estimated fair value	Gross unrealized holding losses	Estimated fair value	Gross unrealized holding losses
As of September 30, 2015
Corporate bonds and notes	$5,137	$(26)	$2,462	$(45)	$7,599	$(71)
Municipal bonds	201	(1)	229	(1)	430	(2)

	$5,338	$(27)	$2,691	$(46)	$8,029	$(73)

5.	Intangible Assets

Intangible assets as of September 30, 2015 and December 31, 2014 consisted of the following:

	Estimated useful lives	September 30, 2015	December 31, 2014
Tradename	5 to 7 years	$555	$555
Patents and technological know-how	10 years	5,850	5,850
Proprietary software	3 to 15 years	4,341	4,341
Other	5 years	324	324
		11,070	11,070
Accumulated amortization		(4,118)	(3,174)
		$6,952	$7,896

The amortization of intangible assets for the three and nine months ended September 30, 2015 and September 30, 2014 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Amortization of intangible assets	$314	$268	$944	$701

The estimated future amortization expense of intangible assets is as follows:

Years ending December 31,
2015 (remainder)	$314
2016	1,121
2017	925
2018	851
2019	778
Thereafter	2,963
$6,952

6.	Inventories

Inventories, marked to lower of cost or market, as of September 30, 2015 and December 31, 2014 consisted of the following:

	September 30, 2015	December 31, 2014
Current:
Raw materials	$3,003	$3,056
Finished goods	12,822	11,408
	$15,825	$14,464
Long-term:
Raw materials	$67	$59
Finished goods	530	817
	$597	$876

CLEARONE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in thousands, except per share amounts)

Long-term inventory represents inventory held in excess of our current (next 12 months) requirements based on our recent sales and forecasted level of sales. We expect to sell the above inventory, net of reserves, at or above the stated cost and believe that no loss will be incurred on its sale.

Current finished goods include consigned inventory in the amounts of approximately $1,663 and $1,698 as of September 30, 2015 and December 31, 2014, respectively. Consigned inventory represents inventory at distributors and other customers where revenue recognition criteria have not yet been achieved.

The following table summarizes the losses incurred on valuation of inventory at lower of cost or market value and write-off of obsolete inventory during the three and nine months ended September 30, 2015 and 2014, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net loss on valuation of inventory and write-off of obsolete inventory	$266	$113	$396	$537

7.	Share-based Compensation

Share-based compensation expense has been recorded as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Cost of goods sold	$5	$2	$15	$6
Sales and marketing	32	20	111	60
Research and product development	33	12	100	33
General and administrative	123	64	422	167
	$193	$98	$648	$266

As of September 30, 2015, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, was approximately $1,161, which will be recognized over a weighted average period of 2.29 years.

CLEARONE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in thousands, except per share amounts)

8.	Shareholders’ Equity

The following table summarizes the change in shareholders’ equity during the three and nine months ended September 30, 2015 and 2014, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Balance at the beginning of the period	$78,665	$73,877	$76,016	$70,335
Net income during the period	2,417	1,594	5,204	2,962
Treasury stock purchased	—	(706)	—	(1,872)
Share-based compensation	193	98	648	266
Proceeds from employee stock purchase plan	40	—	40	—
Tax benefit - stock option exercise	20	2	49	92
Exercise of stock options	62	32	152	1,297
Dividends	—	—	(639)	—
Stock issued for acquisitions	—	—	—	1,679
Unrealized gain or loss on investments, net of tax	17	(78)	(5)	60
Foreign currency translation adjustment	(8)	—	(59)	—
Balance at end of the period	$81,406	$74,819	$81,406	$74,819

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
Level 3 - Unobservable inputs.
The substantial majority of the Company’s financial instruments are valued using quoted prices in markets that are not active or based on other observable inputs. The following table sets forth the fair value of the financial instruments re-measured by the Company as of September 30, 2015 and December 31, 2014:

	Level 1	Level 2	Level 3	Total
September 30, 2015
Corporate bonds and notes	$—	$21,336	$—	$21,336
Municipal bonds	—	5,700	—	5,700
Total	$—	$27,036	$—	$27,036

CLEARONE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in thousands, except per share amounts)

	Level 1	Level 2	Level 3	Total
December 31, 2014
Corporate bonds and notes	$—	$19,838	$—	$19,838
Municipal bonds	—	6,318	—	6,318
Total	$—	$26,156	$—	$26,156

10.	Income Taxes

The Company's forecasted effective tax rate at September 30, 2015 is 36.3%, a 4.3% increase from the 32.0% effective tax rate recorded at December 31, 2014. The forecasted effective tax rate of 36.3% excludes jurisdictions for which no benefit from forecasted current year losses is anticipated. Including losses from such jurisdictions results in a forecasted effective tax rate of 36.6%. Our forecasted effective tax rate could fluctuate significantly on a quarterly basis and could change, to the extent that earnings in countries with tax rates that differ from that of the U.S. differ, from amounts anticipated at September 30, 2015.

After discrete tax benefit of $171, the effective tax rate for the quarter ended September 30, 2015 is 36.5%. The discrete tax benefit is primarily attributable to changes in unrecognized tax benefits related to the expiration of statute of limitation time periods.

11.	Subsequent Events

On October 8, 2015, the Company received notice from its registered public accounting firm, McGladrey LLP (McGladrey), that McGladrey resigned effective October 8, 2015. A full description the disclosures surrounding the resignation can be found in the related Form 8-K filed on October 14, 2015.

CLEARONE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in thousands, except per share amounts)

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

On November 24, 2015, the Company received a letter from NASDAQ Stock Market stating that the Company no longer complies with NASDAQ Listing Rule 5250(c)(1) as a result of its former auditor McGladrey LLP’s resignation and withdrawal of its audit report on the Company’s financial statements for the year ended December 31, 2014 solely as a result of its determination that it was not independent of the Company for such period and subsequent interim periods and the Company’s delay in filing its Form 10-Q for the period ended September 30, 2015. A full description of the disclosures surrounding the receipt of the letter can be found in the related Form 8-K filed on December 1, 2015.

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

We design, develop, market, and service a comprehensive line of high-quality conferencing products for personal use, as well as traditional tabletop, mid-tier premium and higher-end professional products for both large and small businesses. We occupy the number one market share position in the global professional audio conferencing market, with more than 50% of the total global market share. Our products are used by large businesses and organizations such as enterprise, healthcare, education and distance learning, government, legal and finance. Our solutions save organizations time and money by creating a natural environment for collaboration and communication.

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

Our business goals are to:

•	Maintain our leading global market share in professional audio conferencing products for large businesses and organizations;

•	Standardize our products among the Fortune 500 and other blue chip companies;

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	Leverage the video conferencing, streaming and digital signage technologies we have acquired over the years to enter new growth markets;

•	Focus on the small and medium business (SMB) market with scaled, lower cost and less complex products and solutions;

•	Capitalize on the increasing adoption of unified communications and introduce new products through information technology channels;

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

Our revenues were $15.9 million and $15.7 million during the three months ended September 30, 2015 and 2014, respectively. The increase in revenues was due to the increase in professional revenue consisting of microphones and especially due to the benefit of a licensing agreement. Our gross profit increased by $548 thousand during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Net income increased by $823 thousand during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Net income for the three months ended September 30, 2015 increased primarily due to increased gross profit without any increase in operating expenses. Gross profit increased due to favorable product mix and the benefit of the licensing agreement.

Our revenues were $43.5 million and $42.6 million during the nine months ended September 30, 2015 and 2014, respectively. The increase in revenues was due to increased professional revenue consisting of microphones and especially due to the benefit of a licensing agreement and also due to increased revenue from video products. Our gross profit increased by $2.2 million during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Net income increased by $2.2 million during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Net income for the nine months ended September 30, 2015 increased primarily due to increased gross profit combined with a reduction in operating expenses. Gross profit increased due to favorable product mix and the benefit of the licensing agreement.

The prospects of growth and its magnitude in both revenues and profits in the near future would depend on the strength of the global economy, the penetration level of our new products, including products added through acquisitions and the continued impact of the strength of dollar on our revenues from international markets. We continue to closely monitor the economic situation in Australia, China and Europe as well as the spending pattern of our big customers in the United States.

A detailed discussion of our results of operations follows below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANALYSIS OF RESULTS OF OPERATIONS

Results of Operations for the three and nine months ended September 30, 2015 and 2014

The following table sets forth certain items from our unaudited condensed consolidated statements of operations (dollars in thousands) for the three and nine months ended September 30, 2015 and 2014, respectively, together with the percentage of total revenue which each such item represents:

	Three months ended September 30,				Nine months ended September 30,
	2015	% of Revenue	2014	% of Revenue	2015	% of Revenue	2014	% of Revenue
Revenue	$15,913	100%	$15,739	100%	$43,513	100%	$42,558	100%
Cost of goods sold	5,725	36%	6,099	39%	15,873	36%	17,152	40%
Gross profit	10,188	64%	9,640	61%	27,640	64%	25,406	60%
Sales and marketing	2,752	17%	2,791	18%	8,126	19%	8,504	20%
Research and product development	2,132	13%	2,314	15%	6,128	14%	6,886	16%
General and administrative	1,796	11%	1,571	10%	5,686	13%	5,251	12%
Operating income	3,508	22%	2,964	19%	7,700	18%	4,765	11%
Other income (expense), net	54	0%	70	0%	244	1%	215	1%
Income before income taxes	3,562	22%	3,034	19%	7,944	18%	4,980	12%
Provision for income taxes	1,145	7%	1,440	9%	2,740	6%	2,018	5%
Net income	$2,417	15%	$1,594	10%	$5,204	12%	$2,962	7%

Revenue

Revenue for the three months ended September 30, 2015 was approximately $15.9 million, an increase of approximately 1% over the three months ended September 30, 2014. The increase in revenue was primarily to increased professional revenue consisting of microphones and especially due to the benefit of a licensing agreement that dated back to the beginning of the year partially offset by decline in revenues from other products. The increase in revenues for Middle East and Northern Europe was partially offset by declines in revenue from other regions.

Revenue for the nine months ended September 30, 2015 was approximately $43.5 million, an increase of approximately 2% over the nine months ended September 30, 2014. The increase in revenue was due to increased professional revenue consisting of microphones and especially due to the benefit of a licensing agreement that dated back to the beginning of the year and also due to increased revenue from video products. This increased revenue for partially offset by decline in revenue from unified communications products. During the nine months ended September 30, 2015, revenue increased across all broad regional categories except Australia and Latin America.

The net change in deferred revenue during the nine months ended September 30, 2015 from December 31, 2014 and the nine months ended September 30, 2014 from December 31, 2013 was a net decrease in deferred revenue of $208 thousand and a net increase in deferred revenue of $0.8 million, respectively. See “Critical Accounting Policies and Estimates” under “Revenue and Associated Allowance for Revenue Adjustments and Doubtful Accounts” below for a detailed discussion of deferred revenue.

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

Our gross profit margin (GPM), which is gross profit as a percentage of revenue, was 64% and 61% for the three months ended September 30, 2015 and 2014, respectively. The 3% increase in GPM was primarily due to increased sales of higher margin products and decline in volumes of lower margin unified communications products. We were also benefited to a large extent

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

from a licensing agreement. Our GPM was 64% and 60% for the nine months ended September 30, 2015 and 2014, respectively. The 4% increase in GPM was primarily due to increased sales of higher margin products decline in volumes of lower margin unified communications products and also due the benefit of a licensing agreement.

Operating Expenses

Operating expenses for the three months ended September 30, 2015 remained almost the same at $6.7 million when compared compared to three months ended September 30, 2014. Operating expenses for the nine months ended September 30, 2015 decreased by approximately $0.7 million to $19.9 million compared to $20.6 million for the nine months ended September 30, 2014.

Sales and Marketing (“S&M”) Expenses. S&M expenses include selling, customer service, and marketing expenses, such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses.

S&M expenses of approximately $2.8 million for the three months ended September 30, 2015 stayed almost the same or decreased marginally when compared to S&M expenses for the three months ended September 30, 2014. S&M expenses of approximately $8.1 million for the nine months ended September 30, 2015 decreased $0.4 million, or 4%, when compared to S&M expenses of approximately $8.5 million for the nine months ended September 30, 2014. These expenses decreased primarily due to decreases in commission and bonus payments to employees and decrease in commission payments to independent agents.

Research and Development (“R&D”) Expenses.  R&D expenses include research and development and product line management, including employee-related costs, outside services, expensed materials and depreciation, and an allocation of overhead expenses.

R&D expenses of approximately $2.1 million for the three months ended September 30, 2015 decreased by $0.2 million, or 8%, when compared to R&D expenses of approximately $2.3 million for the three months ended September 30, 2014. R&D expenses decreased due to decreased employee-related costs, consulting expenses and project related cost. R&D expenses of approximately $6.1 million for the nine months ended September 30, 2015 decreased by $0.8 million, or 11%, when compared to R&D expenses of approximately $6.9 million for the nine months ended September 30, 2014. R&D expenses decreased due to decreased employee-related costs, consulting expenses and project related cost.

General and Administrative (“G&A”) Expenses. G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs, and corporate administrative costs, including finance, information technology and human resources.

G&A expenses of approximately $1.8 million for the three months ended September 30, 2015 increased by $0.2 million, or 14%, when compared to G&A expenses of approximately $1.6 million for the three months ended September 30, 2014. G&A expenses increased due to increases in legal fees, audit and accounting fees and stock based compensation. These increaseses were partially offset by decreases in amortization costs. G&A expenses of approximately $5.7 million for the nine months ended September 30, 2015 increased by $0.4 million, or 8%, when compared to G&A expenses of approximately $5.3 million for the nine months ended September 30, 2014. G&A expenses increased due to increases in amortization of intangibles, legal fees, audit and accounting fees, bad debts reserve and stock based compensation. These increases were partially offset by decreases in acquisition related expenses.

Other income (expense), net

Other income (expense), net, includes interest income, interest expense, and currency gain (loss).

Provision for income taxes

During the three months ended September 30, 2015, we accrued income taxes at the forecasted effective tax rate of 36.3% as compared to the forecasted effective tax rate of 35.7% used during the three months ended September 30, 2014. The 0.6% increase in the forecasted effective tax rate was primarily due to changes in the amount of projected foreign income taxed at different rates. In addition, a discrete tax benefit of $171 thousand is primarily attributable to changes in unrecognized tax benefits related to the expiration of statute of limitation time periods.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2015, our cash and cash equivalents were approximately $12.5 million, an increase of approximately $5.1 million compared to cash and cash equivalents of approximately $7.4 million as of December 31, 2014.

Net cash provided by operating activities was $6.4 million during the nine months ended September 30, 2015, an increase in cash flow of approximately $0.6 million compared to $5.8 million of cash provided by operating activities during the nine months ended September 30, 2014. The increase in operating cash flow was primarily due to increase in net income and increase in non-cash adjustments largely offset by the timing of receipts and payments of working capital, which include accounts receivable, accounts payable, accrued expenses, inventories, and prepaid expenses and other assets.

Net cash used in investing activities was approximately $1.0 million during the nine months ended September 30, 2015 compared to $13.5 million of cash used in investing activities during the nine months ended September 30, 2014. Net cash used in investing activities during the nine months ended September 30, 2015 included proceeds from maturities and sales of marketable investment securities in excess of purchases of marketable securities. Net cash used in investing activities for the nine months ended September 30, 2014 included payments relating to the acquisition of the business of Sabine for $8.1 million and payments relating to the acquisition of the Spontania product line of $5.1 million.

Net cash used in financing activities was approximately $316 thousand during the nine months ended September 30, 2015 compared to $593 thousand of cash used in investing activities during the nine months ended September 30, 2014. Financing activities during the nine months ended September 30, 2015 primarily consisted of dividend payments of $639 thousand and cash inflows of about $274 thousand from the exercise of stock options, while financing activities in the same period in 2014 consisted mostly of cash inflows of about $1.3 million from the exercise of stock options.

As of September 30, 2015, our working capital was $39.2 million as compared to $34.0 million as of December 31, 2014.

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

Our significant accounting policies are described in Note 1 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2014. We believe the policies described below identify our most critical accounting policies, which are the policies that are both important to the representation of our financial condition and results and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue and Associated Allowances for Revenue Adjustments and Doubtful Accounts
Product revenue primarily consists of product sales to distributors, dealers, and end-users. Product revenue is recognized when (i) the products are shipped and any right of return expires, (ii) persuasive evidence of an arrangement exists, (iii) the price is fixed and determinable, and (iv) collection is reasonably assured.

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

The amount of deferred cost of goods sold was included in consigned inventory. The following table details the amount of deferred revenue, cost of goods sold, and gross profit as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(in thousands)	(in thousands)
Deferred revenue	$4,796	$5,004
Deferred cost of goods sold	1,663	1,698
Deferred gross profit	$3,133	$3,306

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

Impairment of Goodwill and Intangible Assets
Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We perform impairment tests of goodwill and intangible assets with indefinite useful lives on an annual basis in the fourth fiscal quarter, or sooner if a triggering event occurs suggesting possible impairment of the values of these assets. There were no impairments recorded in the nine months ended September 30, 2015 or in 2014 as no impairment indicators existed. However, due to uncertainty in the industrial, technological, and competitive

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

environments in which we operate, we might be required to exit or dispose of the assets acquired through our acquisitions, which could result in an impairment of goodwill and intangible assets.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

an employee does not ultimately render the requisite service, the costs associated with the unvested options will not be recognized cumulatively.

We recognize compensation cost net of an anticipated forfeiture rate and recognize the associated compensation cost for those awards expected to vest on a straight-line basis over the requisite service period. We use judgment in determining the fair value of the share-based payments on the date of grant using an option-pricing model with assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the risk-free interest rate of the awards, the expected life of the awards, the expected volatility over the term of the awards, the expected dividends of the awards, and an estimate of the amount of awards that are expected to be forfeited. If assumptions change in future periods, the stock-based compensation cost ultimately recorded may differ significantly from what was recorded in the current period.

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

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2015 was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective as of September 30, 2015 to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

There was no change in our internal control over financial reporting during the quarter ended September 30, 2015 that materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.

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