Form 10-K
period 2015-12-31
CLEARONE INC
filed 2016-03-15
CIK 840715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K
(Mark One)

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2015
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to ___________

Commission file number 001-33660
CLEARONE, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0398877
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

5225 Wiley Post Way, Suite 500, Salt Lake City, Utah	84116
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code)	801-975-7200
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name on each exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act	None

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

Larger Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
The aggregate market value of the shares of voting common stock held by non-affiliates was approximately $79.3 million at June 30, 2015, (the Company's most recently completed second fiscal quarter), based on the $12.91 closing price for the Company’s common stock on the NASDAQ Capital Market on such date. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.
The number of shares of ClearOne common stock outstanding as of March 14, 2016 was 9,185,039.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III is incorporated by reference from registrant's proxy statement for the 2016 annual meeting of shareholders or an amendment to this Annual Report on Form 10-K, which will be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year ended December 31, 2015.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements reflect our views with respect to future events based upon information available to us at this time. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from these statements. Forward-looking statements are typically identified by the use of the words “believe,” “may,” “could,” “will,” “should,” “expect,” “anticipate,” “estimate,” “project,” “propose,” “plan,” “intend,” and similar words and expressions. Examples of forward-looking statements are statements that describe the proposed development, manufacturing, and sale of our products; statements that describe expectations regarding pricing trends, the markets for our products, our anticipated capital expenditures, our cost reduction and operational restructuring initiatives, and future impact of regulatory developments; statements with regard to the nature and extent of competition we may face in the future; statements with respect to the anticipated sources of and need for future financing; and statements with respect to future strategic plans, goals, and objectives and forecasts of future growth and value. Forward-looking statements are contained in this report under “Business” included in Item 1 of Part I, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of this Annual Report on Form 10-K. The forward-looking statements are based on present circumstances and on our predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences and timing than those now assumed or anticipated. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the risk factors discussed in this report under the caption “Item 1A Risk Factors.” These cautionary statements are intended to be applicable to all related forward-looking statements wherever they appear in this report. The cautionary statements contained or referred to in this report should also be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. Any forward-looking statements are made only as of the date of this report and we assume no obligation to update forward-looking statements to reflect subsequent events or circumstances.

PART I

References in this Annual Report on Form 10-K to “ClearOne,” “we,” “us,” “CLRO” or “the Company” refer to ClearOne, Inc., a Utah corporation, and, unless the context otherwise requires or is otherwise expressly stated, its subsidiaries.

ITEM 1. BUSINESS

GENERAL

ClearOne was formed as a Utah corporation in 1983 organized under the laws of the State of Utah. The company is headquartered in Salt Lake City, Utah, with locations in Alachua, Florida; Austin, Texas; Corvallis, Oregon; Hong Kong; Israel, Spain and United Arab Emirates.

We are a global company that designs, develops and sells conferencing, collaboration, streaming and digital signage solutions for audio/voice and visual communications. The performance and simplicity of our advanced comprehensive solutions enhance the quality of life and offer unprecedented levels of functionality, reliability and scalability.

We design, develop, market, and service a comprehensive line of high-quality conferencing products for personal use, as well as traditional tabletop, mid-tier premium and higher-end professional products for large, medium and small businesses. We occupy the number one global market share position, with more than 50% market share in the professional audio conferencing market for our products used by large businesses and organizations such as enterprise, healthcare, education and distance learning, government, legal and finance. Our solutions save organizations time and money by creating a natural environment for collaboration and communication.

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

Our Business Strategy

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

•	Expand and strengthen our sales channels.

| 2 |

ITEM 1 - BUSINESS

We will continue to focus on our core strengths, which include the following:

•	Providing a superior conferencing and collaboration experience;

•	Significantly impacting network media distribution and control;

•	Offering greater value to our customers and partners;

•	Leveraging and extending ClearOne technology, leadership and innovation;

•	Leveraging our strong domestic and international channels to distribute new products; and

•	Strengthening existing customer and partner relationships through dedicated support.

PRODUCTS

Our products can be broadly categorized into the following:

•	Professional audio communication products;

•	Unified communications audio end points; and

•	Visual communication products.

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

Our professional audio communication products including premium conferencing and professional microphones contributed 80% and 77% of our consolidated revenue in 2015 and 2014, respectively.

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

Professional Conferencing, Sound Reinforcement
We occupy the number one position in the global professional audio conferencing market with more than 50% of the total global market share. We have been developing high-end, professional conferencing products since 1991 and believe we have established strong brand recognition for these products worldwide. Our professional conferencing products include the CONVERGE® Pro and Converge SR product lines.

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

ClearOne also introduced WS800 Wireless Microphone Systems, including four new models of wireless microphones/transmitters (Tabletop/boundary, Gooseneck, Handheld, Bodypack) and a base-station receiver with either 4 or 8 channels, which connect to professional audio mixers. The wireless system combines ease-of-use with the most reliable security and power. ClearOne began shipping the WS800 Wireless Microphone Systems in January 2013. Through the Sabine acquisition, we also began shipping Sacom branded Wireless Microphone Systems in 2014. During 2015 portfolio of wireless microphone systems was enhanced by the introduction of digital compressed versions, Dante standard compatible versions and more frequency ranges catering to various international markets.

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

UNIFIED COMMUNICATIONS AUDIO END POINTS
Our unified communications audio end points include (i) traditional tabletop conferencing phones used in conference rooms and offices and (ii) affordable personal conferencing products that can be used with PCs, laptops, tablets, smartphones, and other portable devices. Our unified communications audio end points contributed approximately 13% and 17% of our consolidated revenue in 2015 and 2014, respectively.

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

| 4 |

ITEM 1 - BUSINESS

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

VISUAL COMMUNICATION PRODUCTS

Our visual communication products are sold under following three broad categories: (i) video conferencing, (ii) streaming and (iii) digital signage. Our visual communication products contributed 7% and 6% of our consolidated revenue in 2015 and 2014, respectively.

Media Collaboration Products:

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

| 5 |

ITEM 1 - BUSINESS

Through the Spontania acquisition in 2014, ClearOne started offering Spontania cloud-based Media Collaboration solutions. Spontania empowers customers to deploy video collaboration without the heavy burden of expensive infrastructure.  It also allows service providers and partners to expand their offerings by deploying the technology within their own networks. Spontania complements ClearOne's premise-based COLLABORATE enterprise video collaboration portfolio. The complete ClearOne video portfolio now can serve a full range of video collaboration needs for enterprise, SMB, healthcare, education, and other customers, whether they are seeking those solutions deployed in their private data centers or in the ClearOne Spontania cloud. ClearOne now offers its partners and end users a clear choice between public cloud, private cloud, and on-premise solutions.

Streaming Products:

Our Streaming products sold under VIEW™ and VIEW Pro brands deliver the ultimate IP A/V experience by streaming time sensitive high definition audio and video and control over TCP/IP networks. By combining audio and/or video content, meta-data and control signals into one digital stream in harmony with industry standards, its distributed, edge of the network architecture allows the hardware and the processing power to be distributed across any existing TCP/IP network. This leverages many of the advantages of using TCP/IP over traditional analog systems and other centrally controlled IP-based systems. The ClearOne VIEW and VIEW Pro products are powered by ClearOne's patented StreamNet® technology. A user can activate and control a single audio source or combination of audio sources, video sources, security systems, HVAC systems, lighting, and other room or facility monitoring functions such as paging or security access by just a single touch to its attractive touch screens. Alternatively, any PC, laptop, tablet, iPod, or other device with a built-in web browser with Flash can control the equipment connected to the system. The VIEW and VIEW Pro systems have no limits on the numbers of sources, displays, or amplifiers in a project and can be used in venues from high-end residential homes to large-scale commercial projects.

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

| 6 |

ITEM 1 - BUSINESS

During the year ended December 31, 2015, approximately $39.6 million, or 68% of our total product sales, were generated in the United States and product sales of approximately $18.2 million, or 32% of our total product sales, were generated outside the United States. Revenue from product sales to customers in the United States was approximately $39.8 million, or 69% of total product sales and revenue from products outside of the United States was approximately $18.1 million and accounted for approximately 31% of our total product sales for the year ended December 31, 2014. We sell directly to our distributors, resellers and end-users in approximately 70 countries worldwide. We anticipate that the portion of our total product revenue from international sales will continue to be a significant portion of our total revenue as we further enhance our focus on developing new products, establishing new channel partners, strengthening our presence in key growth areas, complying with regional environmental regulatory standards, and improving product localization with country-specific product documentation and marketing materials.

Distributors, Resellers and Independent Integrators
We sold our products directly to approximately 461 distributors and direct resellers throughout the world during 2015. Distributors and resellers purchase our products at a discount from list price and resell them worldwide to hundreds of independent system integrators, telephony value-added resellers, IT value-added resellers, and PC dealers on a non-exclusive basis. Our distributors maintain their own inventory and accounts receivable and are required to provide technical and non-technical support for our products to the next level of distribution participants. We work with our distributors and resellers to establish appropriate inventory stocking levels. We also work with our distributors and resellers to maintain relationships with our existing systems integrators, dealers, and other value-added resellers.

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

Customers

We do not get comprehensive reports from our distributors and resellers that identify our end-users. As a result, we do not know whether any end-user accounted for more than 10 percent of our total revenue during any of the periods reported in this Annual Report. However, revenues included sales to Starin Marketing, which represented approximately 14.2% of consolidated revenue during the year ended December 31, 2015 and VSO Marketing, which represented 10.4%. During the year ended December 31, 2014, revenues included sales to Starin Marketing, which represented 16% of our consolidated revenue during that period with no other end-user accounting for more that 10 percent. As discussed above, distributors facilitate product sales to a large number of independent systems integrators, dealers, and value-added resellers, and subsequently to their end-users. The loss of one or more distributors could reduce revenue and have a material adverse effect on our business and results of operations. Our shipped orders on which we had not recognized revenue were $4.5 million and $5.0 million as of December 31, 2015 and 2014, respectively. As of December 31, 2015, we had a backlog of un-shipped orders of approximately $0.2 million.

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

| 7 |

ITEM 1 - BUSINESS

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
In the professional audio conferencing system and sound reinforcement markets our main competitors include AcousticMagic, Biamp, Crestron, Extron, Harman, Peavey, Phoenix Audio, Polycom, QSC, Sennheiser, Symetrix, Vaddio and Yamaha and their original equipment manufacturing (OEM) partners, along with several other companies potentially poised to enter the market. We occupy the number one position in the global professional audio conferencing market with more than 50% of the global market share. In the professional microphones market, our primary competitors include AKG, Avlex, Beyerdynamic, Lectrosonics, Media Vision, Sennheiser, Shure, TeachLogic, TOA and Yamaha and their OEM partners. In the traditional tabletop conferencing market, we face significant competition from Avaya, Phoenix Audio, Polycom and Yamaha, and especially from their OEM partnerships. A significant portion of the tabletop market is covered by sales through OEM partnerships. While we believe MAX products have unique features and superior quality, our limited OEM partnerships and pricing pressures from higher volume competitors limit our ability to expand our existing share of this market. Our primary competitors in the personal conferencing market are GN Netcom (Jabra), Logitech, Phoenix Audio, Plantronics, Polycom and Yamaha and their OEM partners. Our video conferencing products face tremendous competition from well established players, including Avaya, CISCO, Logitech, Polycom and Vidyo and other emerging players like Acano, Blue Jeans, Pexip, and Zoom . We believe the migration of video conferencing from hardware-based codecs to software-based codecs provides an opportunity for us to differentiate our products and gain market share. Our commercial streaming products face intense competition from a few well-established corporations of diversified capabilities and strengths, including Harman, BiAmp, Crestron, Extron, and Haivision. We believe that our pioneering and patented StreamNet technology delivers superior audio and video streaming performance and flexibility and provides us with a competitive edge over other industry players. In digital signage, our primary competitors include Scala, Tightrope and Visix.

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

| 8 |

ITEM 1 - BUSINESS

Manufacturing

Currently, all of our products except digital signage products and wireless microphone products are manufactured by EMS providers. Our primary EMS provider is Flextronics. The digital signage products are assembled in our Salt Lake City, Utah facility and wireless microphone products are manufactured and assembled at our Alachua, Florida facility.

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

Research and Product Development

We are committed to research and product development and view our continued investment in research and product development as a key ingredient to our long-term business success. Our research and product development expenditures were approximately $8.3 million during the year ended December 31, 2015 and $9.0 million during the year ended December 31, 2014.

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

Employees

As of December 31, 2015, we had 165 full-time employees. Of these employees, 93 were located in our Salt Lake City locations, 42 in other U.S. locations, and 23 in locations outside the U.S. None of our employees are subject to a collective bargaining agreement and we believe our relationship with our employees is good. We also hire contractors with specific skill sets to meet our operational needs.

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

| 9 |

ITEM 1A - RISK FACTORS

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

| 10 |

ITEM 1A - RISK FACTORS

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
We defer recognition of revenue from product sales to distributors until the return privilege has expired, which approximates when product is sold-through to customers of our distributors. At each quarter-end, we evaluate the inventory in the channel through information provided by our distributors. We use this information to determine the amount of inventory in the channel, and the appropriate revenue and cost of goods sold associated with those channel products. We cannot guarantee that the third party data as reported will be accurate. We sample test the inventory of a limited number of distributors on an annual basis, most recently in the fourth quarter of 2015, to gain a comfort level of inventory levels reported, however, inventory levels could contain inaccuracies for items we do not sample.

We depend on an outsourced manufacturing strategy, and any disruption in outsourced services could negatively impact our product availability and revenues.
We outsource the manufacturing of all of our products except digital signage and wireless microphone products to electronics manufacturing services ("EMS") providers located in both the U.S. and Asia. If any of these EMS providers experience (i) difficulties in obtaining sufficient supplies of components, (ii) component prices significantly exceeding anticipated costs, (iii) an interruption in their operations, or (iv) otherwise suffers capacity constraints, we could experience a delay in production and shipping of these products, which would have a negative impact on our revenue. Should there be any disruption in services due to natural disaster, economic or political difficulties, transportation restrictions, acts of terror, quarantines or other restrictions associated with infectious diseases, or other similar events, or any other reason, such disruption could have a material adverse effect on our business. Operating in the international outsourcing environment exposes us to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, and potentially adverse tax consequences, which could materially affect our results of operations. Currently, we have no second source of manufacturing for a portion of our products.

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

| 11 |

ITEM 1A - RISK FACTORS

EMS providers are unable to achieve greater operational efficiencies, delivery schedules for new product development and current product delivery could be negatively impacted.

Recent regulatory requirements regarding the use of “conflict minerals” could affect the sourcing and availability of raw materials to our EMS providers in the manufacture of certain of our products. We may be subject to costs associated with the new regulations, including for the diligence pertaining to the presence of any conflict minerals used in our products and the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. The impact of the regulations may result in a limited pool of suppliers who provide conflict free minerals, and we cannot assure you that we will be able to obtain products in sufficient quantities, at competitive prices, or at all. We may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins for the metals used in the products we sell. As a result, we may not be able to obtain the materials necessary to manufacture our products, which could force us to cease production or search for alternative supply sources, possibly at a higher cost. Such disruptions may have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

| 12 |

ITEM 1A - RISK FACTORS

Any acquisition involves numerous risks and challenges, including difficulties and time involved in integrating the operations, technologies and products of the acquired companies, entering new business or product lines, the diversion of our management's attention from other business concerns, geographic dispersion of operations, generating market demand for expanded product lines and the potential loss of key customers or employees of an acquired company. Failure to achieve the anticipated benefits of these and any future acquisitions or to successfully integrate the operations of these or any other companies or assets we acquire, could also harm our business, results of operations and cash flows. Additionally, we cannot assure you that we will not incur material charges in future periods to reflect additional costs associated with these acquisitions or any future acquisitions we may make

Profitability could be negatively impacted if we do not adequately forecast the demand for our products and are unable to monetize our long-term inventories.
We hold approximately $2.0 million in long-term inventories. There can be no assurance that we will be able to successfully anticipate changing consumer preferences and product trends or economic conditions and, as a result, we may not successfully monetize our long-term inventory. Inventory levels in excess of consumer demand may result in inventory write-downs and the sale of excess inventory at discounted prices, which could have an adverse effect on the image and reputation of our brands and negatively impact profitability.

Conditions in Israel and the Middle East may affect the operations of our subsidiary in Israel.
We have formed a subsidiary located in Israel in connection with the acquisition of the assets of VCON Video Conferencing, Ltd. Political, economic, security and military conditions in the Middle East in general, and in Israel in particular, directly affect our Israeli subsidiary’s operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel.  Despite negotiations to effect peace between Israel and its Arab neighbors, the future of these peace efforts is uncertain.

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
We currently rely primarily on a combination of trade secrets, copyrights, trademarks, patents, patents pending, and nondisclosure agreements to establish and protect our proprietary rights in our products. Our success is dependent in part on obtaining, maintaining and enforcing our intellectual property rights If we are unable to obtain, maintain and enforce intellectual property legal protection covering our products, then no assurances can be given that others will not independently develop technologies similar to ours, or duplicate or design around aspects of our technology. In addition, we cannot assure that any patent or registered trademark owned by us will not be invalidated, circumvented or challenged, or that the rights granted thereunder will provide competitive advantages to us. Costly litigation may be necessary to enforce our intellectual property rights. We believe our products and other proprietary rights do not infringe upon any proprietary rights of third parties; however, we cannot ensure that third parties will not assert infringement claims in the future. In addition, we may initiate

| 13 |

ITEM 1A - RISK FACTORS

litigation to enforce our intellectual property rights, which may prompt our adversaries in such litigation to challenge the validity, scope or enforceability of our intellectual property. Our industry is characterized by vigorous protection of intellectual property rights. Such claims and the resulting litigation can be expensive and could divert our attention, regardless of the merit of such claims. In the event of a successful claim, we might be required to license third-party technology or redesign our products, which may not be possible or economically feasible.

We currently hold only a limited number of patents. To the extent that we have patentable technology that is material to our business and for which we have not filed patent applications, others may be able to use such technology or even gain priority over us by patenting such technology themselves, which could have a material adverse effect on our business. With respect to any patent application we have filed, we cannot ensure that a patent will be awarded.

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

| 14 |

ITEM 1A - RISK FACTORS

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
We are a U.S. based company subject to tax in U.S. and foreign tax jurisdictions. Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates, which are difficult to predict, could be unfavorably affected by changes in, or interpretation of, tax rules and regulations in the jurisdictions in which we do business, by unanticipated decreases in the amount of revenue or earnings in countries with low statutory tax rates, or by changes in the valuation of our deferred tax assets and liabilities. Further, the accounting for stock compensation expense in accordance with ASC 718 and uncertain tax positions in accordance with ASC 740 could result in more unpredictability and variability to our future effective tax rates.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.
In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our employees, customers, licensors, vendors and business partners, including personally identifiable information of our customers and employees, in our data centers and on our networks.  Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions.  Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations, and damage our reputation, which could adversely affect our business.

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

| 15 |

ITEM 1A - RISK FACTORS

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
As of December 31, 2015, there were outstanding options to acquire approximately 1.0 million shares of our common stock at a weighted average exercise price of $6.03 per share. During the terms of these options, the holders thereof will have the opportunity to profit from an increase in the market price of the common stock. The existence of these options may adversely affect the terms on which we can obtain additional financing, and the holders of these options can be expected to exercise such options at a time when we, in all likelihood, would be able to obtain additional capital by offering shares of our common stock on terms more favorable to us than those provided by the exercise of these options.

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

| 16 |

ITEM 1A - RISK FACTORS

confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price, market capitalization, results of operations or financial position or other adverse consequences.

If equity research analysts do not publish research or reports about our business or if they issue unfavorable commentary or downgrade our common stock, the price of our common stock could decline.
The liquidity of the trading market for our common stock may be affected in part by the research and reports that equity research analysts publish about us and our business. We do not control the opinions of these analysts. The price of our stock could decline if one or more equity analysts downgrade our stock or if those analysts issue other unfavorable commentary or cease publishing reports about us or our business.

| 17 |

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We currently occupy a 31,000 square-foot facility in Salt Lake City, Utah under the terms of an operating lease expiring in May 2019 which supports our principal administrative, sales, marketing, customer support, and research and product development activities.

We occupy a 46,000 square-foot manufacturing facility in Alachua, Florida under the terms of an operation lease expiring in March 2016 with an option to extend the lease by two years. The Alachua facility is used primarily to manufacture our wireless microphone products and to support this line of business.

We occupy a 40,000 square-foot warehouse in Salt Lake City, Utah under the terms of an operating lease expiring in December 2021, which serves as our primary inventory fulfillment and repair center. This facility also serves as our assembly workshop for digital signage products.

We occupy two facilities in Austin, Texas - a 7,070 square-foot facility under the terms of an operating lease expiring in October 2019 and a 11,100 square-foot facility under the terms of an operating lease expiring in August 2016. These facilities support our administrative, sales, marketing, customer support, and research and development activities.

We leased approximately 5,600 square-feet of warehouse space in Hong Kong to support our partners and customers located in the Asia-Pacific region. This operating lease expired in February 2014 and has not been renewed.

We lease a 4,700 square-foot office facility in Hod Hasharon, Israel under the terms of an operating lease expiring in December 2017 which serves to support our research and development activities. Upon expiration, we will have the option to extend the lease for two additional years.

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

| 18 |

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Our common stock has traded on the NASDAQ Capital Market under the symbol "CLRO" since August 14, 2007. The following table sets forth high and low sale prices (or high and low bid quotations) of our common stock for each fiscal quarter indicated as reported on the NASDAQ Capital Market along with dividends declared.

	2015			2014
	High	Low	Dividends Declared	High	Low	Dividends Declared
First Quarter	$11.32	$9.25	$0.035	$14.30	$8.60	$—
Second Quarter	14.65	10.07	0.035	10.62	9.14	—
Third Quarter	14.05	9.95	0.035	10.23	8.10	—
Fourth Quarter	13.45	11.36	0.050	10.97	7.47	0.100

On March 14, 2016, the closing price for our common stock as reported on the NASDAQ Capital Market was $12.16.

Shareholders
As of March 14, 2016, there were 9,185,039 shares of our common stock issued and outstanding and held by approximately 294 shareholders of record. This number includes each broker dealer and clearing corporation that holds shares for customers as a single shareholder.

Dividends
On December 2, 2014, ClearOne, Inc. issued a press release announcing the declaration of future cash dividends by the company's Board of Directors and reported the discontinuance of the stock repurchase program. The first of such dividends was at $0.10 per share of ClearOne common stock, payable on January 5, 2015, to stockholders of record on December 12, 2014.

Issuer Purchases of Equity Securities

In May 2012, our Board of Directors authorized a stock repurchase program.  Under the program, we were originally authorized to repurchase up to $2 million of our outstanding common stock from time to time over the following 12 month period. On December 2, 2014 our Board of Directors discontinued the repurchase of the Company's stock in conjunction with approving a plan to initiate the payment of a regular cash dividend beginning in the first quarter of 2015. On March 9, 2016, our Board of Directors authorized the repurchase of up to $10 million of the company’s outstanding shares of common stock.

| 19 |

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

Not Applicable

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

OVERVIEW

Throughout this discussion, we compare results of operations for the year ended December 31, 2015 ("2015") to the year ended December 31, 2014 (“2014” or "the comparable period").

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

Overall revenue essentially remained the same in 2015 when compared to revenues in 2014. The increase in revenue from professional audio products, specifically microphone products and the increase in revenue from video products was offset by the decrease in unified communications end points. Despite no increase in our revenue in 2015, our gross profit margin increased in 2015 to 64% as compared to 61% in 2014 primarily due to the increase in the mix of higher margin products and the contribution of licensing fees to the revenue. Net income increased to $6.8 million from $5.6 million in 2014. Net income in 2015 increased primarily due to increase in gross margins and reduction in operating expenses.

We derive a major portion (approximately 68%) of our revenue from the Americas, which include North America and Latin America. Our share of revenue from foreign markets outside the Americas of 32% was slightly higher in 2015 when compared to 31% in 2014.
The audio visual products market is characterized by intense competition and rapidly evolving technology. Our competitors vary within each product category. Our professional audio communication products, which contribute the most to our revenue, continues to perform strongly largely due to professional microphone products. Despite our strong leadership position in the professional audio communications products market, we face challenges to revenue growth due to limited size of the market and pricing pressures from new competitors attracted to commercial market due to higher margins. Unified communication end points consisting of tabletop and personal conferencing products continue to lose market share due to extreme competition from competitors who have sought to commoditize the market for such products .

| 20 |

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue share of our video products remain low even though the products are seeing revenue growth. We face intense competition in this market from well established market leaders as well as emerging players rich with marketing funds.
We expect the acquisition of Sabine in March 2014 and the expansion in the wireless microphone product portfolio will provide ongoing growth in revenue from professional microphone products. As professional microphones complement our professional conferencing products, we expect this acquisition to drive our overall revenue growth.
We continue to focus on deepening and expanding our partnerships with large IT distributors to increase our penetration of the unified communications audio end points market and market for video products. We expect our strategy of combining Spontania, our cloud-based video conferencing product, COLLABORATE, our appliance based media collaboration product and our high-end audio conferencing technology to yield results in the near future. We believe we are also well positioned to capitalize on the continuing migration away from the traditional hardware based video conferencing systems to software based video conferencing applications.
Current economic conditions all over the world and especially in Europe and Asia Pacific pose significant challenges to our ability to grow revenue. Our cash position continues to be strong even after paying dividends throughout 2015. We will continue to exercise fiscal discipline and balance the need to invest in the growth of our product offerings against the need to maintain the profitability of the company.

DISCUSSION OF RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2015 COMPARED TO YEAR ENDED DECEMBER 31, 2014

The following table sets forth certain items from our consolidated statements of operations for the years ended December 31, 2015 and 2014, together with the percentage of total revenue which each item represents.

	Year Ending December 31,				Variance
	2015		2014		Favorable (Unfavorable)
	Amount (in thousands)	% of Revenue	Amount (in thousands)	% of Revenue	Amount (in thousands)%
Revenue	$57,796	100%	$57,909	100%	$(113)	—%
Cost of goods sold	21,077	36	22,586	39	(1,509)	(7)%
Gross profit	36,719	64	35,323	61	1,396	4%
Sales and marketing	10,646	18	11,227	19	(581)	(5)%
Research and product development	8,318	14	8,969	15	(651)	(7)%
General and administrative	7,493	13	7,152	12	341	5%
Operating income	10,262	18	7,975	14	2,287	29%
Other income, net	289	1	254	—	35	14%
Income before income taxes	10,551	18	8,229	14	2,322	28%
Provision for income taxes	(3,775)	(7)	(2,633)	(5)	(1,142)	43%
Net income	$6,776	12	$5,596	10	$1,180	21%

Revenue

Our revenue remained essentially the same at $57.8 million in 2015 compared to $57.9 million in 2014. While the revenue from professional audio conferencing products increased by 4%, and the video products increased by 11%, the revenue from unified communication end points declined by 22%. The share of professional audio communications products (which includes microphone products but not premium products) in our product mix showed an increase to approximately 80% in 2015 from approximately 77% in 2014. This increase was due to increase in the revenue from microphone products and also due to licensing fees included in professional audio revenue. During 2015, revenue from Asia Pacific including Middle East increased by 4% while Europe and Africa declined by 2% and Americas declined by about 1%.

| 21 |

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Each quarter end, we evaluate the inventory in the distribution channel through information provided by certain of our distributors. The level of inventory in the channel fluctuates up or down each quarter based upon our distributors’ individual operations. Accordingly, each quarter-end revenue deferral is calculated and recorded based upon the underlying channel inventory at quarter-end. Deferred revenue decreased by $0.5 million to $4.5 million in 2015 compared to $5.0 million in 2014 as a result of movement of inventory in the channel.

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

Our gross profit during 2015 was approximately $36.7 million or 64% compared to approximately $35.3 million or 61% in 2014. This increased 4% through slightly decreased revenue coupled with a 7% decrease in COGS resulting from increased proportional of sales of our higher margin products in our sales mix.

Our gross profit during 2014 was approximately $35.3 million or 61.0% compared to approximately $29.9 million or 60% in 2013. This increase in gross margin was primarily due to the increase in the mix of higher margin products in the revenue and the contribution of licensing fees to the revenue. Gross margin was also favorably impacted due to the reduction in inventory obsolescence costs in 2015 when compared to 2014.

Our profitability in the near-term continues to depend significantly on our revenues from professional audio communications products. We hold long-term inventory and if we are unable to sell our long-term inventory, our profitability might be affected by inventory write-offs and price mark-downs.

Operating Expenses and Profits (Losses)

Operating profits (losses), or income from operations, is the surplus after operating expenses are deducted from gross profits. Operating expenses include sales and marketing (“S&M”) expenses, research and product development (“R&D”) expenses and general and administrative (“G&A”) expenses. Total operating expenses were $26.5 million in 2015 compared to $27.3 million during 2014. The following contains a more detailed discussion of expenses related to sales and marketing, research and product development, general and administrative, and other items.

Sales and Marketing. S&M expenses include sales, customer service, and marketing expenses such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses. Total S&M expenses were approximately $10.6 million in 2015 compared to $11.2 million in 2014. S&M expenses as a percentage of revenue were 18% and 19% in 2015 and 2014, respectively. The decrease in S&M expenses was primarily due to reduction in employee related costs and commissions paid to employees.

Research and Product Development. R&D expenses include research and development, product line management, engineering services, and test and application expenses, including employee-related costs, outside services, expensed materials, depreciation, and an allocation of overhead expenses. Total R&D expenses were $8.3 million in 2015 compared to $9.0 million during the comparable period. As a percentage of revenue, R&D expenses were 14% in 2015 compared to 15% in 2014. The decrease was primarily due to reductions in R&D project costs, consulting expenses and employee related costs.

General and Administrative. G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, and litigation costs and corporate administrative costs, including costs related to finance and human resources. Total G&A expenses were approximately $7.5 million in 2015 compared with approximately $7.2 million in 2014. As a percentage of revenue, G&A expenses were 13% in 2015 compared to 12% in 2014 The increase in G&A expenses was primarily due to the increases in various expenses including audit fees incurred on re-audit and reviews of previously filed financial information, information technology costs, legal expenses, stock based compensation and allowance for bad debts. These increases were partially offset by amounts credited for reduced earn-out payments.

| 22 |

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Provision for income taxes

The tax expense of $3.8 million during 2015 was primarily the result of tax on current year income.  This increase compared to a tax expense of $2.6 million during 2014, was also primarily the result of tax on current year income.  This increase of $1.2 million resulted from a decrease in the estimated research and development credit, as well as increases in the losses of foreign jurisdictions for which no benefit can be claimed.  In addition, overall pre-tax income increased $2.3 million from 2014, resulting in additional tax expense.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

As of December 31, 2015, our cash and cash equivalents were approximately $13.4 million compared to $7.4 million as of December 31, 2014. The increase in cash and cash equivalents was primarily due to accumulating cash from operations. Our working capital was $36.5 million and $30.2 million as of December 31, 2015 and 2014, respectively.

Net cash flows provided by operating activities were approximately $7.6 million during 2015, an increase of approximately $0.9 million from $6.7 million provided by operating activities in 2014. The increase was primarily due to increased net income of $1.2 million and increase in non-cash charges of $0.8 million, partially offset by changes in operating assets and liabilities of $1.1 million.

Net cash flows used in investing activities were $0.6 million during 2015 compared to net cash flows used in investing activities of $14.4 million during 2014. During 2015, the cash outflows on investing activities consisted of purchases of property, plant and equipment of $0.4 million and net outflow of $0.3 million on account of marketable securities. During 2014, the cash outflows for investing activities consisted of outflows of $13.1 million in for the acquisitions of Sabine and Spontania, net outflow of $0.6 million on account of marketable securities and $0.6 million for the purchase of property and equipment and $90 thousand for the purchase of intangibles. Please refer to Note 3 - Business Combinations, Goodwill and Intangibles in the Notes to Consolidated Financial Statements (Part IV) for details on the company's acquisitions.

Net cash used in financing activities in 2015 consisted of proceeds received from the exercise of stock options amounting to $0.5 million and associated tax benefits of $41 thousand, offset by cash dividends of $1.4 million. Net cash used in financing activities in 2014 consisted of proceeds from the exercise of stock options totaling $1.3 million and associated tax benefits totaling $0.2 million, offset by the acquisition of outstanding stock totaling $2.6 million under the stock repurchase program.

We believe that future income from operations and effective management of working capital will provide the liquidity needed to meet our short-term and long-term operating requirements and finance our growth plans. We also believe that our strong financial position and sound business structure will enable us to raise additional capital if and when needed to meet our short and long-term financing needs. In addition to capital expenditures, we may use cash in the near future for selective infusions of technology, sales & marketing, infrastructure, and other investments to fuel our growth, as well as acquisitions that may strategically fit our business and are accretive to our performance. We may also use cash to pay cash dividends or repurchase stock.

At December 31, 2015, we had open purchase orders related to our electronics manufacturing service providers of approximately $3.0 million, primarily related to inventory purchases.

At December 31, 2015, we had inventory totaling $17.1 million, of which non-current inventory accounted for $2.0 million. This compares to total inventories of $15.3 million and non-current inventory of $0.9 million as of December 31, 2014.

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

The accuracy of the deferred revenue and costs depend to a large extent on the accuracy of the inventory reports provided by our distributors and other resellers, and any material error in those reports would affect our revenue deferral. However, we believe that the controls we have in place, including periodic physical inventory verifications and analytical reviews, would help us identify and prevent any material errors in such reports. As part of these controls, we sample test the inventory of a limited number of distributors on an annual basis, most recently in the fourth quarter of 2015, to verify inventory levels reported.

The amount of deferred cost of goods sold was included in distributor channel inventories. The following table details the amount of deferred revenue, cost of goods sold, and gross profit:

	As of December 31,
	2015	2014
Deferred revenue	$4,549	$5,004
Deferred cost of goods sold	1,628	1,698
Deferred gross profit	$2,921	$3,306

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

Impairment of Goodwill and Intangible Assets

We allocated the purchase price for the acquisitions of NetStreams in 2009, MagicBox in 2011, VCON in 2012, and Sabine and Spontania in 2014 on the basis of well-established valuation techniques performed by qualified experts. Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We perform impairment tests of goodwill and intangible assets with indefinite useful lives on an annual basis in the fourth fiscal quarter, or sooner if a triggering event occurs suggesting possible impairment of the values of these assets. In association with the acquisition of NetStreams, $726 thousand and $400 thousand were recorded as goodwill and intangible assets with indefinite useful life, respectively. With respect to the MagicBox acquisition, $427 thousand and $159 thousand were recorded as goodwill and intangible assets with indefinite useful life, respectively. Assets, with initial indefinite useful lives, have subsequently received finite life assignments. Goodwill of $2.3 million was recorded in connection with the VCON acquisition. With respect to the Sabine acquisition, we recorded goodwill of $5.5 million and identifiable intangible assets of $4.0 million with finite useful lives. With respect to the Spontania acquisition, we recorded goodwill of $3.7 million and identifiable intangible assets of $1.3 million with finite useful lives. There were no related impairments recorded in 2015 or 2014 as no impairment indicators existed. However, due to uncertainty in the industrial, technological, and competitive environments in which we operate, we might be required to exit or dispose of the assets acquired through the NetStreams, MagicBox, VCON, Sabine, or Spontania acquisitions, which could result in an impairment of goodwill and intangible assets.

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

To the extent we establish a valuation allowance in a period, we must include and expense the allowance within the tax provision in the consolidated statement of operations. In accordance with ASC Topic 740, "Accounting for Income Taxes", we analyzed our valuation allowance at December 31, 2015 and determined that based upon available evidence it is more likely than not that certain of our deferred tax assets related to foreign net operating loss carryovers and foreign intangible assets will not be realized and, accordingly, we have recorded a valuation allowance against these deferred tax assets in the amount of $1.1 million.  Please refer to Note 12 - Income Taxes in the Notes to Consolidated Financial Statements for additional information.

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

In November 2015 the FASB issued ASU 2015-17, Income Taxes (Topic 740), simplifying the presentation of deferred taxes on the balance sheet by requiring companies to classify everything as either a non-current asset or non-current liability. Early adoption of this ASU is permitted. ClearOne has adopted this standard update early as it would simplify the presentation of taxes on the balance sheet and within the income tax footnote. For a summary of the impact of our adoption of this standard retroactively on our results for the period ending December 31, 2014 see the Business Description, Basis of Presentation and Significant Accounting Policies section included as part of Note 1 to the financial statements.

On February 25, 2016, FASB released Accounting Standards Update No. 2016-02, Leases (Topic 842) to bring transparency to lessee balance sheets. The ASU will require organizations that lease assets (lessees) to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The standard will apply to both types of leases-capital (or finance) leases and operating leases. Previously, GAAP has required only capital leases to be recognized on lessee balance sheets. The standard will take effect the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early application will be permitted for all organizations. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on the consolidated financial statements.

| 26 |

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. As required by Rule 13a-15 under the Exchange Act, we have completed an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Principal Financial Officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of December 31, 2015. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based upon this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures are effective at a reasonable assurance level.

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
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the framework set forth in Internal Control - Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using that criteria, management concluded that the design and operation of our internal control over financial reporting were effective as of December 31, 2015.

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
None.

| 27 |

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2016 annual meeting of shareholders or an amendment to this Annual Report on Form 10-K, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year covered by this Annual Report on form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2016 annual meeting of shareholders or an amendment to this Annual Report on Form 10-K, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year covered by this Annual Report on form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2016 annual meeting of shareholders or an amendment to this Annual Report on Form 10-K, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year covered by this Annual Report on form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2016 annual meeting of shareholders or an amendment to this Annual Report on Form 10-K, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year covered by this Annual Report on form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2016 annual meeting of shareholders or an amendment to this Annual Report on Form 10-K, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year covered by this Annual Report on form 10-K.

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
3. Exhibits: The exhibits listed under the Index of exhibits in the next page are filed or incorporated by reference as part of this Form 10-K.

| 29 |

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	Exhibit Incorporated Herein by Reference	Filing Date
2.2	Agreement and Plan of Merger, dated as of November 3, 2009, by and among ClearOne Communications, Inc., Alta-Wasatch Acquisition Corporation, NetStreams, Inc., Austin Ventures VIII, L.P., and Kevin A. Reinis.	8-K	2.2	11/09/09
3.1	Amended and Restated Articles of Incorporation of ClearOne, Inc.	10-K	3.1	03/25/13
3.2	Bylaws	10-K	3.2	03/31/11
10.1*	Employment Separation Agreement between ClearOne Communications, Inc. and Frances Flood, dated December 5, 2003	10-K	10.1	08/18/05
10.2*	Employment Termination Agreement between ClearOne Communications, Inc. and Susie Strohm, dated December 5, 2003	10-K	10.1	08/18/05
10.3	1997 Employee Stock Purchase Plan	S-8	4.9	10/06/06
10.4	1998 Stock Option Plan	S-8	4.8	10/06/06
10.5	2007 Equity Incentive Plan	S-8	4.7	01/22/08
10.6	ClearOne, Inc. Equity Incentive Plan	S-8	4.8	01/26/16
10.7	Amendment No. 1 to the ClearOne, Inc. Equity Incentive Plan	S-8	4.11	01/26/16
10.8	ClearOne, Inc. Employee Stock Purchase Plan	S-8	4.3	06/30/15
10.9	Office Lease between Edgewater Corporate Park, LLC and ClearOne Communications, Inc. dated June 5, 2006	10-K	10.19	09/14/06
10.10	Stock Purchase Agreement Between ClearOne, Inc. and Doran M. Oster Dated March 4, 2014 for the Sabine Acquisition.	10-K	10.7	03/20/14
10.11	Manufacturing Services Agreement between Flextronics Industrial, Ltd. and ClearOne Communications, Inc. dated November 3, 2008	10-K	10.21	10/13/09
10.12	Framework Agreement between ClearOne, Inc. and Dialcom Networks S.L., dated December 20, 2013	8-K	10.1	04/07/14
10.13	Amendment to Framework Agreement between ClearOne, Inc. and Dialcom Networks S.L., dated March 31, 2014	8-K	10.2	04/07/14
10.14	Purchase Agreement between ClearOne, Inc. and Dialcom Networks S.L., dated March 31, 2014	10-Q	10.3	05/14/14
14.1	Code of Ethics, approved by the Board of Directors on August 23, 2006	10-K	14.1	09/14/06
21.1†	Subsidiaries of the registrant
23.1†	Consent of Tanner LLC, Independent Registered Public Accounting Firm
31.1†	Section 302 Certification of Chief Executive Officer
31.2†	Section 302 Certification of Chief Financial Officer
32.1†	Section 906 Certification of Chief Executive Officer
32.2†	Section 906 Certification of Chief Financial Officer
101.INS‡	XBRL Instance Document
101.SCH‡	XBRL Taxonomy Extension Schema
101.CAL‡	XBRL Taxonomy Extension Calculation Linkbase
101.DEF‡	XBRL Taxonomy Extension Definitions Linkbase
101.LAB‡	XBRL Taxonomy Extension Label Linkbase
101.PRE‡	XBRL Taxonomy Extension Presentation Linkbase
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

CLEARONE, INC.
Registrant

/s/ Zeynep Hakimoglu
Zeynep Hakimoglu
President, Chief Executive Officer and Chairman of the Board
March 15, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Zeynep Hakimoglu	/s/ Narsi Narayanan
Zeynep Hakimoglu	Narsi Narayanan
President, Chief Executive Officer and Chairman of the Board	Senior Vice President of Finance
March 15, 2016	March 15, 2016

/s/ Brad R. Baldwin	/s/ Larry R. Hendricks
Brad R. Baldwin	Larry R. Hendricks
Director	Director
March 15, 2016	March 15, 2016

/s/ Scott M. Huntsman	/s/ Eric L. Robinson
Scott M. Huntsman	Eric L. Robinson
Director	Director
March 15, 2016	March 15, 2016

| 31 |

CLEARONE, INC.

| 32 |

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of ClearOne, Inc.
We have audited the accompanying consolidated balance sheets of ClearOne, Inc. and subsidiaries (collectively, ClearOne) as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2015. We also have audited ClearOne’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ClearOne’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying form 10-K. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits. We did not perform an audit of ClearOne’s internal control over financial reporting as of December 31, 2014.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ClearOne, Inc. and subsidiaries as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, ClearOne Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ TANNER LLC

Salt Lake City, Utah
March 15, 2016

| F-1 |

CLEARONE, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$13,412	$7,440
Marketable securities	7,161	6,994
Receivables, net of allowance for doubtful accounts of $54 and $58, as of December 31, 2015 and 2014 respectively	8,692	9,916
Inventories	13,447	12,766
Distributor channel inventories	1,628	1,698
Prepaid expenses and other assets	1,806	2,143
Total current assets	46,146	40,957
Long-term marketable securities	19,204	19,162
Long-term inventories, net	2,018	876
Property and equipment, net	1,589	2,039
Intangibles, net	6,638	7,896
Goodwill	12,724	12,724
Deferred income taxes	5,093	5,089
Other assets	117	117
Total assets	$93,529	$88,860
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,815	$3,057
Accrued liabilities	2,243	2,694
Deferred product revenue	4,549	5,004
Total current liabilities	9,607	10,755
Deferred rent	150	248
Other long-term liabilities	1,203	1,841
Total liabilities	10,960	12,844
Shareholders' equity:
Common stock, par value $0.001, 50,000,000 shares authorized, 9,183,957 and 9,097,827 shares issued and outstanding as of December 31, 2015 and 2014, respectively	9	9
Additional paid-in capital	46,291	44,939
Accumulated other comprehensive (loss)	(166)	(8)
Retained earnings	36,435	31,076
Total shareholders' equity	82,569	76,016
Total liabilities and shareholders' equity	$93,529	$88,860

See accompanying notes

| F-2 |

CLEARONE, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)

	2015	2014
Revenue	$57,796	$57,909
Cost of goods sold	21,077	22,586
Gross profit	36,719	35,323

Operating expenses:
Sales and marketing	10,646	11,227
Research and product development	8,318	8,969
General and administrative	7,493	7,152
Total operating expenses	26,457	27,348

Operating income	10,262	7,975
Other income, net	289	254
Income before income taxes	10,551	8,229
Provision for income taxes	(3,775)	(2,633)
Net income	$6,776	$5,596

Basic earnings per common share	$0.74	$0.61
Diluted earnings per common share	$0.71	$0.58

Basic weighted average shares outstanding	9,127,385	9,166,769
Diluted weighted average shares outstanding	9,594,659	9,581,326

Comprehensive income:
Net income	$6,776	$5,596
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities, net of tax	(81)	14
Change in foreign currency translation adjustment	(77)	(45)
Comprehensive income	$6,618	$5,565

See accompanying notes

| F-3 |

CLEARONE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands, except per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2013	8,986,080	$9	$41,311	$23	$28,992	$70,335
Exercise of stock options	234,432	—	1,337	—	—	1,337
Stock repurchased	(272,767)	—	—	—	(2,598)	(2,598)
Cash dividends, $.10 per share	—	—	—	—	(914)	(914)
Stock issued - Sabine acquisition	150,000	—	1,679	—	—	1,679
Tax benefit - stock option exercises	—	—	211	—	—	211
Stock-based compensation expense	—	—	401	—	—	401
Employee stock purchase plan	82	—	—	—	—	—
Unrealized gain on available-for-sale securities, net of tax	—	—	—	14	—	14
Foreign currency translation adjustment	—	—	—	(45)	—	(45)
Net income	—	—	—	—	5,596	5,596
Balances at December 31, 2014	9,097,827	$9	$44,939	$(8)	$31,076	$76,016
Exercise of stock options	56,143	—	308	—	—	308
Proceeds from stock purchase plan	14,982	—	155	—	—	155
Cash dividends, $.155 per share	—	—	—	—	(1,417)	(1,417)
Stock-based compensation - Options	—	—	552	—	—	552
Stock-based compensation - Dividend Equivalents	15,005	—	265	—	—	265
Stock-based compensation - ESPP	—	—	31	—	—	31
Tax benefit - stock option exercises	—	—	41	—	—	41
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(81)	—	(81)
Foreign currency translation adjustment	—	—	—	(77)	—	(77)
Net income	—	—	—	—	6,776	6,776
Balances at December 31, 2015	9,183,957	$9	$46,291	$(166)	$36,435	$82,569

See accompanying notes

| F-4 |

CLEARONE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2015	2014
Cash flows from operating activities:
Net income	$6,776	$5,596
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,058	1,972
Amortization of deferred rent	(95)	(79)
Stock-based compensation expense	848	401
Recoveries of doubtful accounts, net	(4)	(71)
Write-down of inventory to net realizable value	496	946
Loss on disposal of assets	7	—
Tax benefit from exercise of stock options	(41)	(211)
Deferred income taxes	(4)	(495)
Changes in operating assets and liabilities:
Receivables	1,201	(251)
Inventories	(2,249)	(2,614)
Prepaid expenses and other assets	824	844
Accounts payable	(242)	(84)
Accrued liabilities	(1,219)	1,451
Income taxes payable	323	(947)
Deferred product revenue	(447)	858
Other long-term liabilities	(638)	(606)
Net cash provided by operating activities	7,594	6,710

Cash flows from investing activities:
Payment towards business acquisitions	—	(13,068)
Purchase of property and equipment	(359)	(642)
Purchase of intangibles	—	(90)
Proceeds from maturities and sales of marketable securities	7,341	4,650
Purchase of marketable securities	(7,630)	(5,266)
Net cash used in investing activities	(648)	(14,416)

Cash flows from financing activities:
Net proceeds from equity-based compensation programs	463	1,337
Tax benefits from equity-based compensation programs	41	211
Stock registration costs	—	(55)
Dividend payments	(1,417)	(914)
Payments for stock repurchases	—	(2,598)
Net cash used in financing activities	(913)	(2,019)

Effect of exchange rate changes on cash and cash equivalents	(61)	(27)
Net increase (decrease) in cash and cash equivalents	5,972	(9,752)
Cash and cash equivalents at the beginning of the period	7,440	17,192
Cash and cash equivalents at the end of the period	$13,412	$7,440

| F-5 |

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year ended December 31,
	2015	2014
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$3
Cash paid for income taxes	3,730	3,017
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock in connection with acquisition of Sabine	—	1,679

See accompanying notes

| F-6 |

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

Basis of Presentation:

Fiscal Year – This report on Form 10-K includes financial statements for the years ended December 31, 2015 and 2014.

Consolidation – These consolidated financial statements include the financial statements of ClearOne, Inc. and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Key estimates in the accompanying consolidated financial statements include, among others, revenue recognition, allowances for doubtful accounts and product returns, provisions for obsolete inventory, valuation of long-lived assets, and deferred income tax asset valuation allowances. Actual results could differ materially from these estimates.

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

| F-7 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

Marketable Securities - The Company has classified its marketable securities as available-for-sale securities. These securities are carried at estimated fair value with unrealized holding gains and losses included in accumulated other comprehensive income/loss in shareholders' equity until realized. Gains and losses on marketable security transactions are reported on the specific-identification method. Dividend and interest income are recognized when earned.

A decline in the market value of any available-for-sale security below cost that is deemed other than temporary results in a charge to earnings and establishes a new cost basis for the security. Losses are charged against “Other income” when a decline in fair value is determined to be other than temporary. We review several factors to determine whether a loss is other than temporary. These factors include, but are not limited to: (i) the extent to which the fair value is less than cost and the cause for the fair value decline, (ii) the financial condition and near term prospects of the issuer, (iii) the length of time a security is in an unrealized loss position and (iv) our ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. There were no other-than-temporary impairments recognized during the years ended December 31, 2015 and 2014.

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

The Company’s allowance for doubtful accounts activity for the years ended December 31, 2015 and 2014 was as follows:

	Year Ended December 31,
	2015	2014
Balance at beginning of the year	$58	$129
Allowance increase (decrease)	36	(49)
Write offs, net of recoveries	(40)	(22)
Balance at end of the year	$54	$58

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

The inventory also includes advance replacement units (valued at cost) provided by the Company to end-users to service defective products under warranty. The value of advance replacement units included in the inventory was $75 and $47, as of December 31, 2015 and 2014, respectively.

| F-8 |

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

| F-9 |

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

The amount of deferred cost of goods sold is included in distributor channel inventories.

The details of deferred revenue and associated cost of goods sold and gross profit are as follows:

	As of December 31,
	2015	2014
Deferred revenue	$4,549	$5,004
Deferred cost of goods sold	1,628	1,698
Deferred gross profit	$2,921	$3,306

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

The details of changes in the Company’s warranty accrual are as follows:

	Year Ended December 31,
	2015	2014
Balance at the beginning of year	$331	$338
Accruals/additions	442	511
Usage/claims	(485)	(518)
Balance at end of year	$288	$331

Advertising – The Company expenses advertising costs as incurred. Advertising costs consist of trade shows, magazine advertisements, and other forms of media. Advertising expenses for the years ended December 31, 2015 and 2014 totaled $728 and $768, respectively, and are included under the caption “Sales and Marketing”.

Research and Product Development Costs – The Company expenses research and product development costs as incurred.

Income Taxes – The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating

| F-10 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

loss and tax credit carry-forwards. These temporary differences will result in deductible or taxable amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some or all of the deferred tax assets may not be realized. The Company evaluates the realizability of its net deferred tax assets on a quarterly basis and valuation allowances are provided, as necessary. Adjustments to the valuation allowance increase or decrease the Company’s income tax provision or benefit. As of December 31, 2015 and 2014, the Company had a valuation allowance of $1,071 and $786 against foreign net operating losses, and state research and development credits, respectively.

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

Earnings Per Share – The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
	2015	2014
Numerator:
Net income	$6,776	$5,596
Denominator:
Basic weighted average shares	9,127,385	9,166,769
Dilutive common stock equivalents using treasury stock method	467,274	414,557
Diluted weighted average shares	9,594,659	9,581,326

Basic earnings per common share:	$0.74	$0.61
Diluted earnings per common share:	$0.71	$0.58

Weighted average options outstanding	1,053,785	975,696
Anti-dilutive options not included in the computation	177,125	209,751

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

| F-11 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

In November 2015 the FASB issued ASU 2015-17, Income Taxes (Topic 740), simplifying the presentation of deferred taxes on the balance sheet by requiring companies to classify everything as either a non-current asset or non-current liability. Early adoption of this ASU is permitted. ClearOne has adopted this standard update early as it would simplify the presentation of taxes on the balance sheet and within the income tax footnote. The quantitative effects of our adoption of this standard in our results and balances for the year ended December 31, 2014 are as follows:

	December 31, 2014
	Originally Reported	Effect of Adoption	Reported Herein
Balance Sheet:
Deferred income taxes - current assets	3,824	(3,824)	—
Deferred income taxes - non-current assets	1,265	3,824	5,089

On February 25, 2016, FASB released Accounting Standards Update No. 2016-02, Leases (Topic 842) to bring transparency to lessee balance sheets. The ASU will require organizations that lease assets (lessees) to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The standard will apply to both types of leases-capital (or finance) leases and operating leases. Previously, GAAP has required only capital leases to be recognized on lessee balance sheets. The standard will take effect the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early application will be permitted for all organizations. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on the consolidated financial statements.

2. Marketable Securities

The Company has classified its marketable securities as available-for-sale securities. These securities are carried at estimated fair value with unrealized holding gains and losses included in accumulated other comprehensive income/loss in shareholders' equity until realized. Gains and losses on marketable security transactions are reported on the specific-identification method. Dividend and interest income are recognized when earned.
The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at December 31, 2015 and 2014 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
December 31, 2015
Available-for-sale securities:
Corporate bonds and notes	$20,827	$50	$(133)	$20,744
Municipal bonds	5,608	18	(5)	5,621

Total available-for-sale securities	$26,435	$68	$(138)	$26,365

| F-12 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
December 31, 2014
Available-for-sale securities:
Corporate bonds and notes	$19,804	$89	$(55)	$19,838
Municipal bonds	6,292	28	(2)	6,318

Total available-for-sale securities	$26,096	$117	$(57)	$26,156

Maturities of marketable securities classified as available-for-sale securities were as follows at December 31, 2015:

	Amortized cost	Estimated fair value

Due within one year	$7,179	$7,161
Due after one year through five years	19,256	19,204
Due after five years through ten years	—	—
Total available-for-sale securities	$26,435	$26,365
Debt securities in an unrealized loss position as of December 31, 2015 were not deemed impaired at acquisition and subsequent declines in fair value are not deemed attributed to declines in credit quality. Management believes that it is more likely than not that the securities will receive a full recovery of par value. The available-for-sale marketable securities in a gross unrealized loss position as of December 31, 2015 are summarized as follows:

	Less than 12 months		More than 12 months		Total
	Estimated fair value	Gross unrealized holding losses	Estimated fair value	Gross unrealized holding losses	Estimated fair value	Gross unrealized holding losses
As of December 31, 2015
Corporate bonds and notes	$10,256	$(88)	$3,298	$(45)	$13,554	$(133)
Municipal bonds	1,674	(4)	640	(1)	2,314	(5)

	$11,930	$(92)	$3,938	$(46)	$15,868	$(138)

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

| F-13 |

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

| F-14 |

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

Acquisitions Expenses

The Company incurred $588 in acquisition related expenses for the Sabine and Spontania acquisitions, all of which were categorized under General and administrative expenses in the Consolidated Statement of Income and Comprehensive Income for the year ended December 31, 2014.

Goodwill

Changes in the carrying amount of the company's goodwill for the years ended December 31, 2015 and 2014 were as follows:

	2015	2014
Balance as of January 1,
Goodwill	$12,724	$3,472
Accumulated impairment losses	—	—
	12,724	3,472
Goodwill acquired during the year	—	9,252
Balance as of December 31,
Goodwill	12,724	12,724
Accumulated impairment losses	—	—
	$12,724	$12,724

Intangible Assets

Intangible assets as of December 31, 2015 and 2014 consisted of the following:

	Estimated	As of December 31,
	useful lives	2015	2014
Tradename	5 to 7 years	$555	$555
Patents and technological know-how	10 years	5,850	5,850
Proprietary software	3 to 15 years	4,341	4,341
Other	3 to 5 years	324	324
		11,070	11,070
Accumulated amortization		(4,432)	(3,174)
Total intangible assets, net		$6,638	$7,896

During the years ended December 31, 2015 and 2014, amortization of these intangible assets were $1,258 and $1,210, respectively.

| F-15 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The estimated future amortization expense of intangible assets is as follows:

Years ending December 31,
2016	$1,120
2017	925
2018	851
2019	778
2020	600
Thereafter	2,364
$6,638

4. Inventories

Inventories, net of reserves, consisted of the following:

	As of December 31,
	2015	2014
Current:
Raw materials	$2,735	$3,056
Finished goods	10,712	9,710
	$13,447	$12,766
Long-term:
Raw materials	$375	$59
Finished goods	1,643	817
	$2,018	$876

Long-term inventory represents inventory held in excess of our current (next 12 months) requirements based on our recent sales and forecasted level of sales. We have developed programs to reduce the inventory to normal operating levels in the near future. We expect to sell the above inventory, net of reserves, at or above the stated cost and believe that no loss will be incurred on its sale.

Current finished goods do not include distributor channel inventories in the amounts of approximately $1,628 and $1,698 as of December 31, 2015 and 2014, respectively. Distributor channel inventories represent inventory at distributors and other customers where revenue recognition criteria have not been achieved.

The losses incurred on valuation of inventory at the lower of cost or market value and write-off of obsolete inventory amounted to $496 and $946 during the years ended December 31, 2015 and 2014, respectively.

| F-16 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

5. Property and Equipment

Major classifications of property and equipment and estimated useful lives were as follows:

	Estimated	As of December 31,
	useful lives	2015	2014
Office furniture and equipment	3 to 10 years	$4,412	$7,234
Leasehold improvements	1 to 6 years	1,488	1,474
Manufacturing and test equipment	2 to 10 years	2,483	3,023
		8,383	11,731
Accumulated depreciation and amortization		(6,794)	(9,692)
Property and equipment, net		$1,589	$2,039

Depreciation expense on property and equipment for the years ended December 31, 2015 and 2014 was $801 and $761, respectively.

6. Leases and Deferred Rent

Rent expense is recognized on a straight-line basis over the period of the lease taking into account future rent escalation and holiday periods. Rent expense was $1,420 and $1,236, including amortization of deferred rent of $95 and $79, for the years ended December 31, 2015 and 2014, respectively.

We occupy a 31,000 square-foot facility in Salt Lake City, Utah under the terms of an operating lease expiring in May 2019 which supports our principal administrative, sales, marketing, customer support, and research and product development activities.

We occupy a 46,000 square-foot manufacturing facility in Alachua, Florida under the terms of an operating lease expiring in March 2016 with an option to extend the lease month-to-month. The Alachua facility is used primarily to manufacture our wireless microphone products and to support this line of business.

We occupy a 40,000 square-foot warehouse in Salt Lake City, Utah under the terms of an operating lease expiring in December 2021, which serves as our primary inventory fulfillment and repair center. This facility also serves as our assembly workshop for digital signage products.

We occupy two facilities in Austin, Texas - a 7,070 square-foot facility under the terms of an operating lease expiring in October 2019 and a 11,100 square-foot facility under the terms of an operating lease expiring in August 2016. These facilities support our administrative, sales, marketing, customer support, and research and development activities.

We occupied 5,600 square-feet of warehouse space in Hong Kong to support our partners and customers located in the Asia-Pacific region. This operating lease expired in February 2014 and has not been renewed.

We occupy a 4,700 square-foot office facility in Hod Hasharon, Israel under the terms of an operating lease expiring in December 2017 which serves to support our research and development activities. Upon expiration, we will have the option to extend the lease for two additional years.

Future minimum lease payments under non-cancellable operating leases with initial terms of one year or more are as follows:

| F-17 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

Years ending December 31,
2016	$1,016
2017	883
2018	825
2019	419
2020	189
Thereafter	195
Total minimum lease payments	$3,527

7. Accrued Liabilities

Accrued liabilities consist of the following:

	As of December 31,
	2015	2014
Accrued salaries and other compensation	$1,170	$340
Dividends payable	—	914
Sales and marketing programs	477	642
Product warranty	288	331
Other accrued liabilities	308	467
Total	$2,243	$2,694

8. Commitments and Contingencies

We establish contingent liabilities when a particular contingency is both probable and estimable. The Company is not aware of any pending claims or assessments, other than as described below, which may have a material adverse impact on the Company’s financial position or results of operations.

Outsource Manufacturers. We have manufacturing agreements with electronics manufacturing service ("EMS") providers related to the outsourced manufacturing of our products. Certain manufacturing agreements establish annual volume commitments. We are also obligated to repurchase Company-forecasted but unused materials. The Company has non-cancellable, non-returnable, and long-lead time commitments with its EMS providers and certain suppliers for inventory components that will be used in production. The Company’s purchase commitments under such agreements is approximately $2,970 as of December 31, 2015.

Uncertain Tax Positions. As further discussed in Note 12, we had $1,126 of uncertain tax positions as of December 31, 2015. Due to the inherent uncertainty of the underlying tax positions, it is not possible to forecast the payment of this liability to any particular year.

Legal Proceedings. We are also involved from time to time in various claims and legal proceedings which arise in the normal course of our business. Such matters are subject to many uncertainties and outcomes that are not predictable. However, based on the information available to us, we do not believe any such proceedings will have a material adverse effect on our business, results of operations, financial position, or liquidity.

Conclusion
We believe there are no other items that will have a material adverse impact on the Company's financial position or results of operations. Legal proceedings are subject to all of the risks and uncertainties of legal proceedings and there can be no assurance as to the probable result of any legal proceedings.

| F-18 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The Company believes it has adequately accrued for the aforementioned contingent liabilities. While we have not identified specific legal proceedings above, there exists the possibility of general adverse legal outcomes that we estimate could be up to $1,000 over and above amounts we may have provided for. If adverse outcomes were to occur, our financial position, results of operations and cash flows could be negatively affected materially for the period in which the adverse outcomes are known.

9. Share-Based Payments

Employee Stock Option Plans

The Company’s share-based incentive plans offering stock options primarily consists of two plans. Under both plans, one new share is issued for each stock option exercised. The plans are described below.

The Company’s 1998 Incentive Plan (the “1998 Plan”) was the Company's primary plan through November 2007. Under this plan shares of common stock was made available for issuance to employees and directors. Through December 1999, 1,066,000 options were granted that would cliff vest after 9.8 years; however, such vesting was accelerated for 637,089 of these options upon meeting certain earnings per share goals through the fiscal year ended June 30, 2003. Subsequent to December 1999 and through June 2002, 1,248,250 options were granted that would cliff vest after 6.0 years; however, such vesting was accelerated for 300,494 of these options upon meeting certain earnings per share goals through the fiscal year ended June 30, 2005.

The Company's 2007 Equity Incentive Plan (the “2007 Plan”) was restated and approved by the shareholders on December 12, 2014. Provisions of the restated 2007 Plan include the granting of up to 2,000,000 incentive and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units. Options may be granted to employees, officers, non-employee directors and other service providers and may be granted upon such terms as the Compensation Committee of the Board of Directors determines in their sole discretion.

Of the options granted subsequent to June 2002, all vesting schedules are based on 3 or 4-year vesting schedules, with either one-third or one-fourth vesting on the first anniversary and the remaining options vesting ratably over the remainder of the vesting term. Generally, directors and officers have 3-year vesting schedules and all other employees have 4-year vesting schedules. Additionally, in the event of a change in control or the occurrence of a corporate transaction, the Company’s Board of Directors has the authority to elect that all unvested options shall vest and become exercisable immediately prior to the event or closing of the transaction. All options outstanding as of December 31, 2015 had contractual lives of ten years. Under the 1998 Plan, 2,500,000 shares were authorized for grant. As of December 31, 2015, there were 345,000 options outstanding under the 1998 Plan, which includes the cliff vesting and 3 or 4-year vesting options discussed above. As of December 31, 2015, there were 683,935 options outstanding under the 2007 Plan. As of December 31, 2015, the 2007 Plan had 1,049,918 authorized unissued options, while there were no options remaining that could be granted under the 1998 Plan.

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

In applying the Black-Scholes methodology to the options granted, the Company used the following assumptions:

	Year ended December 31,
	2015	2014
Risk-free interest rate, average	2.0%	2.2%
Expected option life, average	6.1 years	8.2 years
Expected price volatility, average	44.3%	47.6%
Expected dividend yield	1.1%	—%

| F-19 |

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

The following table shows the stock option activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
As of December 31, 2014	1,040,081	$5.65
Granted	56,666	13.03
Reinstated	4,583	4.47
Expired and canceled	(1,000)	3.42
Forfeited prior to vesting	(15,252)	7.85
Exercised	(56,143)	5.51
As of December 31, 2015	1,028,935	$6.03	4.73	$7,104
Vested and Expected to Vest at December 31, 2015	1,028,935	$6.03	4.73	$7,104
Vested at December 31, 2015	820,022	$5.10	3.74	$6,419

The weighted average per share fair value of options granted during the years ending December 31, 2015 and 2014 was $5.27 and $4.85 respectively. The total intrinsic value of options exercised during the years ended December 31, 2015 and 2014 was $404 and $1,337, respectively.

The total pre-tax compensation cost related to stock options recognized during the years ended December 31, 2015 and 2014 was $552 and $401, respectively. Tax benefit from compensation cost related to stock options during the years ended December 31, 2015 and 2014 was $41 and $211, respectively. As of December 31, 2015, the total compensation cost related to stock options not yet recognized and before the effect of any forfeitures was $919, which is expected to be recognized over approximately the next 2.1 years on a straight-line basis.

Employee Stock Purchase Plan

During 2015, the Company issued shares to employees under the Company's 2014 Employee Stock Purchase Plan (the "ESPP"). The ESPP was approved by the Company’s shareholders on December 12, 2014. As of December 31, 2015 485,033 of the originally approved 500,000 shares were available for offerings under the ESPP. Offering periods under the ESPP commence on each Jan 1 and July 1, and continue for a duration of six months. The ESPP is available to all employees who do not own, or are deemed to own, shares of stock making up an excess of 5% of the combined voting power of the Company, its parent or subsidiary. During each offering period, each eligible employee may purchase shares under the ESPP after authorizing payroll deductions. Under the ESPP, each employee may purchase up to the lesser of 2,500 shares or $25 of fair market value (based on the established purchase price) of the Company's stock for each offering period. Unless the employee has previously withdrawn from the offering, his or her accumulated payroll deductions will be used to purchase common stock on the last business day of the period at a price equal to 85% (or a 15% discount) of the fair market value of the common stock on the first or last day of the offering period, whichever is lower.

Shares purchased and compensation expense associated Employee Stock Purchase Plans were as follows:

| F-20 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

	2015	2014
Shares purchased under ESPP plans	14,982	82
Plan compensation expense	$31	$—

Stock Repurchase Program and Cash Dividends

In May 2012, our Board of Directors authorized a stock repurchase program to purchase the Company's common stock in the open market. A total of 272,767 shares costing $2,598 were purchased under this program during the year ended December 31, 2014. The cost of shares purchased were recorded as a reduction to shareholders' equity. On December 2, 2014, the Company announced the discontinuance of the stock repurchase program along with the initiation of a cash dividend plan. On February 25, 2016, the Company declared its most recent dividend under this plan of $0.05 per share of ClearOne common stock, payable on March 18, 2016 to shareholders of record on March 7, 2016.

10. Significant Customers

Sales to significant customers that represented more than 10 percent of total revenues are as follows:

	Year ended December 31,
	2015	2014
Customer A	14.2%	16.0%
Customer B	10.4%	—%	*
Total	24.6%	16.0%
* Sales didn't exceed 10% of the revenue.

The following table summarizes the percentage of total gross accounts receivable from significant customers:

	As of December 31,
	2015	2014
Customer A	18.0%	21.0%
Customer B	16.0%	10.0%
Total	34.0%	31.0%

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

| F-21 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The substantial majority of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. The following tables set forth the fair value of the financial instruments re-measured by the Company as of December 31, 2015 and 2014:

	Level 1	Level 2	Level 3	Total

December 31, 2015
Corporate bonds and notes	$—	$20,744	$—	$20,744
Municipal bonds	—	5,621	—	5,621

Total	$—	$26,365	$—	$26,365

	Level 1	Level 2	Level 3	Total

December 31, 2014
Corporate bonds and notes	$—	$19,838	$—	$19,838
Municipal bonds	—	6,318	—	6,318

Total	$—	$26,156	$—	$26,156

12. Income Taxes

Consolidated income before taxes for domestic and foreign operations consisted of the following:

	Year ended December 31,
	2015	2014
Domestic	$13,295	$9,615
Foreign	(2,744)	(1,386)
Total	$10,551	$8,229

| F-22 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The Company's (provision) for income taxes consisted of the following:

	Year ended December 31,
	2015	2014
Current:
Federal	$(3,386)	$(2,750)
State	(344)	(173)
Foreign	—	(109)
Total current	(3,730)	(3,032)
Deferred:
Federal	(220)	379
State	(10)	27
Foreign	470	401
	240	807
Change in valuation allowance	(285)	(408)
Total deferred	(45)	399
(Provision) for income taxes	$(3,775)	$(2,633)

The income tax (provision) differs from that computed at the federal statutory corporate income tax rate as follows:

	Year ended December 31,
	2015	2014
Tax (provision) at Federal statutory rate	$(3,587)	$(2,798)
State income tax (provision), net of federal benefit	(408)	(257)
Research and development tax credits	456	549
Foreign earnings or losses taxed at different rates	(231)	(102)
Other	280	383
Change in valuation allowance	(285)	(408)
Tax (provision)	$(3,775)	$(2,633)

The tax effects of significant temporary differences representing net deferred tax assets and liabilities consisted of the following:

	2015	2014
Deferred revenue	$1,019	$1,120
Basis difference in intangible assets	26	42
Inventory reserve	2,452	2,213
Net operating loss carryforwards	1,347	957
Research and development tax credits	—	60
Accrued expenses	165	292
Stock-based compensation	672	577
Allowance for sales returns and doubtful accounts	20	22
Difference in property and equipment basis	(423)	(318)
Other	886	910
Total net deferred income tax asset	6,164	5,875
Less: Valuation allowance	(1,071)	(786)
Net deferred income tax asset (liability)	$5,093	$5,089

| F-23 |

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

In accordance with ASC Topic 740, the Company analyzed its valuation allowance at December 31, 2015 and determined that, based upon available evidence, it is more likely than not that certain of its deferred tax assets may not be realized and, as such, has established a valuation allowance against certain deferred tax assets.  These deferred tax assets include foreign net operating loss carryforwards and foreign intangible assets.

The Company has federal net operating loss (“NOL”) carryforwards of approximately $818 (pre-tax), Hong Kong NOL carryforwards of approximately $1,577, and Spain NOL carryforwards of approximately $2,434.  The federal NOL carryforwards will begin to expire in 2029. The Hong Kong and Spain NOL carryforwards do not expire.

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

The total amount of unrecognized tax benefits at December 31, 2015 and 2014, that would favorably impact our effective tax rate if recognized was $176 and $723, respectively.   As of December 31, 2015 and 2014, we accrued $55 and $40, respectively, in interest and penalties related to unrecognized tax benefits.  We account for interest expense and penalties for unrecognized tax benefits as part of our income tax provision.

Although we believe our estimates are reasonable, we can make no assurance that the final tax outcome of these matters will not be different from that which we have reflected in our historical income tax provisions and accruals. Such difference could have a material impact on our income tax provision and operating results in the period in which we make such determination.

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax positions is as follows:

	Year ended December 31,
	2015	2014
Balance - beginning of year	$1,678	$1,901
Additions based on tax positions related to the current year	52	564
Additions for tax positions of prior years	5	—
Reductions for tax positions of prior years	(503)	(468)
Settlements	—	(40)
Lapse in statutes of limitations	(106)	(279)
Uncertain tax positions, ending balance	$1,126	$1,678

The Company’s U.S. federal income tax returns for 2012 through 2014 are subject to examination.  The Company also files in various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state, or non-U.S. income tax examinations by tax authorities for years prior to 2012.  The Company completed its audit by the Internal Revenue Service (“IRS”) for its 2006 tax return in 2010.  As a result of the audit by the IRS, there were no material adjustments made to the Company’s tax return. The IRS commenced an examination of the Company's 2012 tax return. We do not anticipate the examination will result in a material change to its financial position.

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

| F-24 |

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

13. Geographic Sales Information

The United States was the only country to contribute more than 10 percent of total revenues in each fiscal year. The Company’s revenues are substantially denominated in U.S. dollars and are summarized geographically as follows:

	Year ended December 31,
	2015	2014
United States	$39,563	$39,837
All other countries	18,233	18,072
Total	$57,796	$57,909

14. Subsequent Events

On February 25, 2016, the Company declared a stock dividend of $0.05 per share of ClearOne common stock payable on March 18, 2016 to shareholders of record on March 7, 2016.

| F-25 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

On March 9, 2016, the Board of Directors of the Company authorized the repurchase of up to $10,000 of the company’s outstanding shares of common stock.

| F-26 |