Form 10-Q
period 2016-03-31
CLEARONE INC
filed 2016-05-10
CIK 840715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
or
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

See the definition of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Larger Accelerated Filer [ ]	Accelerated Filer [x]
Non-Accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [x]

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of ClearOne common stock outstanding as of April 30, 2016 was 9,253,578.

CLEARONE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2016

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CLEARONE, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)

	March 31, 2016	December 31, 2015
ASSETS	Unaudited
Current assets:
Cash and cash equivalents	$13,913	$13,412
Marketable securities	5,890	7,161
Receivables, net of allowance for doubtful accounts of $77 and $54, respectively	8,133	8,692
Inventories	14,470	13,447
Distributor channel inventories	1,445	1,628
Prepaid expenses and other assets	2,427	1,806
Total current assets	46,278	46,146
Long-term marketable securities	20,347	19,204
Long-term inventories, net	2,021	2,018
Property and equipment, net	1,468	1,589
Intangibles, net	6,368	6,638
Goodwill	12,724	12,724
Deferred income taxes	5,020	5,093
Other assets	127	117
Total assets	$94,353	$93,529
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,195	$2,815
Accrued liabilities	2,144	2,243
Deferred product revenue	4,203	4,549
Total current liabilities	10,542	9,607
Deferred rent	154	150
Other long-term liabilities	1,152	1,203
Total liabilities	11,848	10,960
Shareholders' equity:
Common stock, par value $0.001, 50,000,000 shares authorized, 9,219,978 and 9,183,957 shares issued and outstanding	9	9
Additional paid-in capital	45,568	46,291
Accumulated other comprehensive (loss)	(12)	(166)
Retained earnings	36,940	36,435
Total shareholders' equity	82,505	82,569
Total liabilities and shareholders' equity	$94,353	$93,529

See accompanying notes

CLEARONE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)

	Three months ended March 31,
	2016	2015
Revenue	$13,033	$13,586
Cost of goods sold	4,568	5,124
Gross profit	8,465	8,462

Operating expenses:
Sales and marketing	2,625	2,622
Research and product development	2,270	1,941
General and administrative	1,598	2,000
Total operating expenses	6,493	6,563

Operating income	1,972	1,899
Other income, net	11	104
Income before income taxes	1,983	2,003
Provision for income taxes	615	731
Net income	$1,368	$1,272

Basic earnings per common share	$0.15	$0.14
Diluted earnings per common share	$0.14	$0.13

Basic weighted average shares outstanding	9,196,522	9,100,107
Diluted weighted average shares outstanding	9,513,440	9,508,479

Comprehensive income:
Net income	$1,368	$1,272
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of tax	121	55
Change in foreign currency translation adjustment	33	(180)
Comprehensive income	$1,522	$1,147

See accompanying notes

CLEARONE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$1,368	$1,272
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization expense	483	521
Amortization of deferred rent	(20)	(23)
Stock-based compensation expense	148	238
Provision for doubtful accounts, net	25	21
Write-down of inventory to net realizable value	119	47
Loss on disposal of assets	49	—
Tax benefit from exercise of stock options	(583)	(7)
Deferred income taxes	47	—
Changes in operating assets and liabilities:
Receivables	562	1,205
Inventories	(964)	(806)
Prepaid expenses and other assets	(144)	877
Accounts payable	1,378	820
Accrued liabilities	(82)	(832)
Income taxes payable	106	338
Deferred product revenue	(354)	(291)
Other long-term liabilities	(52)	(537)
Net cash provided by operating activities	2,086	2,843

Cash flows from investing activities:
Purchase of property and equipment	(139)	(76)
Proceeds from maturities and sales of marketable securities	2,787	2,376
Purchases of marketable securities	(2,538)	(1,612)
Net cash provided by investing activities	110	688

Cash flows from financing activities:
Proceeds from the exercise of stock options	318	20
Repurchase and cancellation of stock options	(1,752)	—
Tax benefit from exercise of stock options	583	7
Dividends paid	(459)	—
Repurchase and cancellation of stock	(404)	—
Net cash (used in) provided by financing activities	(1,714)	27

Effect of exchange rate changes on cash and cash equivalents	19	(133)
Net increase in cash and cash equivalents	501	3,425
Cash and cash equivalents at the beginning of the period	13,412	7,440
Cash and cash equivalents at the end of the period	$13,913	$10,865
See accompanying notes

CLEARONE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

The following is a summary of supplemental cash flow activities:

	Three months ended March 31,
	2016	2015
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$537	$881

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

These accompanying interim condensed consolidated financial statements for the three months ended March 31, 2016 and 2015, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are not audited. Certain information and footnote disclosures that are usually included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been either condensed or omitted in accordance with SEC rules and regulations. The accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of March 31, 2016 and December 31, 2015, the results of operations for the three months ended March 31, 2016 and 2015, and the statements of cash flows for the three months ended March 31, 2016 and 2015. The results of operations for the three months ended March 31, 2016 and 2015 are not necessarily indicative of the results for a full-year period.  These interim condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC.

Significant Accounting Policies:

The significant accounting policies were described in Note 1 to the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2015. There have been no changes to these policies during the three months ended March 31, 2016 that are of significance or potential significance to the Company.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740), simplifying the presentation of deferred taxes on the balance sheet by requiring companies to classify everything as either a non-current asset or non-current liability. Early adoption of this ASU is permitted. ClearOne has adopted this standard update early as it would simplify the presentation of taxes on the balance sheet and within the income tax footnote.

In February 2016, FASB released Accounting Standards Update No. 2016-02, Leases (Topic 842) to bring transparency to lessee balance sheets. The ASU will require organizations that lease assets (lessees) to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The standard will apply to both types of leases-capital (or finance) leases and operating leases. Previously, GAAP has required only capital leases to be recognized on lessee balance sheets. The standard will take effect the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early application will be permitted for all organizations. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on the consolidated financial statements.

CLEARONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited – Dollars in thousands)

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Shared-Based Payment Accounting. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for the Company on January 1, 2017. The Company is currently evaluating the impact that ASU 2016-09 will have on the consolidated financial statements.

2.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended March 31,
	2016	2015
Numerator:
Net income	$1,368	$1,272
Denominator:
Basic weighted average shares outstanding	9,196,522	9,100,107
Dilutive common stock equivalents using treasury stock method	316,918	408,372
Diluted weighted average shares outstanding	9,513,440	9,508,479

Basic earnings per common share	$0.15	$0.14
Diluted earnings per common share	$0.14	$0.13

Weighted average options outstanding	1,000,571	1,037,137
Anti-dilutive options not included in the computations	289,623	268,709

3.	Marketable Securities
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

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at March 31, 2016 and December 31, 2015 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
March 31, 2016
Available-for-sale securities:
Corporate bonds and notes	$19,422	$136	$(52)	$19,506
Municipal bonds	6,691	41	(1)	6,731
Total available-for-sale securities	$26,113	$177	$(53)	$26,237

CLEARONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited – Dollars in thousands)

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
December 31, 2015
Available-for-sale securities:
Corporate bonds and notes	$20,827	$50	$(133)	$20,744
Municipal bonds	5,608	18	(5)	5,621
Total available-for-sale securities	$26,435	$68	$(138)	$26,365

Maturities of marketable securities classified as available-for-sale securities were as follows at March 31, 2016:

	Amortized cost	Estimated fair value
March 31, 2016
Due within one year	$5,881	$5,890
Due after one year through five years	19,247	19,365
Due after five years through ten years	985	982
Total available-for-sale securities	$26,113	$26,237
Debt securities in an unrealized loss position as of March 31, 2016 were not deemed impaired at acquisition and subsequent declines in fair value are not deemed attributed to declines in credit quality. Management believes that it is more likely than not that the securities will receive a full recovery of par value. The available-for-sale marketable securities in a gross unrealized loss position as of March 31, 2016 are summarized as follows:

	Less than 12 months		More than 12 months		Total
(In thousands)	Estimated fair value	Gross unrealized holding losses	Estimated fair value	Gross unrealized holding losses	Estimated fair value	Gross unrealized holding losses
As of March 31, 2016
Corporate bonds and notes	$3,416	$(38)	$1,644	$(14)	$5,060	$(52)
Municipal bonds	—	—	200	(1)	200	(1)

	$3,416	$(38)	$1,844	$(15)	$5,260	$(53)

4.	Intangible Assets

Intangible assets as of March 31, 2016 and December 31, 2015 consisted of the following:

	Estimated useful lives	March 31, 2016	December 31, 2015
Tradename	7 years	$555	$555
Patents and technological know-how	10 years	5,869	5,850
Proprietary software	3 to 15 years	4,341	4,341
Other	5 years	324	324
		11,089	11,070
Accumulated amortization		(4,721)	(4,432)
		$6,368	$6,638

CLEARONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited – Dollars in thousands)

The amortization of intangible assets for the three months ended March 31, 2016 and March 31, 2015 was as follows:

	Three months ended March 31,
	2016	2015
Amortization of intangible assets	$289	$315
The estimated future amortization expense of intangible assets is as follows:

Years ending December 31,
2016 (remainder)	$831
2017	925
2018	851
2019	778
2020	600
Thereafter	2,383
$6,368

5.	Inventories

Inventories, net of reserves, as of March 31, 2016 and December 31, 2015 consisted of the following:

	March 31, 2016	December 31, 2015
Current:
Raw materials	$3,404	$2,735
Finished goods	11,066	10,712
	$14,470	$13,447
Long-term:
Raw materials	$438	$375
Finished goods	1,583	1,643
	$2,021	$2,018

Long-term inventory represents inventory held in excess of our current (next 12 months) requirements based on our recent sales and forecasted level of sales. We expect to sell the above inventory, net of reserves, at or above the stated cost and believe that no loss will be incurred on its sale.

Current finished goods do not include distributor channel inventories in the amounts of approximately $1,445 and $1,628 as of March 31, 2016 and December 31, 2015, respectively. Distributor channel inventories represent inventory at distributors and other customers where revenue recognition criteria have not yet been achieved.

The following table summarizes the losses incurred on valuation of inventory at lower of cost or market value and write-off of obsolete inventory during the three months ended March 31, 2016 and 2015, respectively.

	Three months ended March 31,
	2016	2015
Net loss (gain) on valuation of inventory and write-off of obsolete inventory	$119	$47

CLEARONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited – Dollars in thousands)

6.	Share-based Compensation

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

Of the options granted subsequent to June 2002, all vesting schedules are based on 3 or 4-year vesting schedules, with either one-third or one-fourth vesting on the first anniversary and the remaining options vesting ratably over the remainder of the vesting term. Generally, directors and officers have 3-year vesting schedules and all other employees have 4-year vesting schedules. Additionally, in the event of a change in control or the occurrence of a corporate transaction, the Company’s Board of Directors has the authority to elect that all unvested options shall vest and become exercisable immediately prior to the event or closing of the transaction. All options outstanding as of March 31, 2016 had contractual lives of ten years. Under the 1998 Plan, 2,500,000 shares were authorized for grant. As of March 31, 2016, there were 177,000 options outstanding under the 1998 Plan, which includes the cliff vesting and 3 or 4-year vesting options discussed above. As of March 31, 2016, there were 712,992 options outstanding under the 2007 Plan. As of March 31, 2016, the 2007 Plan had 893,698 authorized unissued options, while there were no options remaining that could be granted under the 1998 Plan.

A summary of the stock option activity under the Company’s plans for the three months ended March 31, 2016 is as follows:

	Number of shares	Weighted average exercise price
Options outstanding at beginning of quarter	1,028,935	$6.03
Granted	157,200	11.97
Less:
Exercised	(69,621)	4.21
Repurchased	(225,542)	4.37
Canceled or Expired	(980)	8.51
Options outstanding at end of quarter	889,992	7.64
Options exercisable at end of quarter	550,097	$5.64

As of March 31, 2016, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, was approximately $340, which will be recognized over a weighted average period of 2.57 years.

Stock Option Repurchase: From March 11, 2016 to March 17, 2016, the Company offered to repurchase eligible vested options to purchase shares under the 1998 Plan and the 2007 Plan from employees. The Company repurchased delivered options at a repurchase price equal to the difference between the closing market price on the date of the employee’s communication of accepting the repurchase offer and the exercise price of such employee’s delivered options, subject to applicable withholding taxes and charges. The Company repurchased 225,542 stock options from employees at an average purchase price of $7.77.

CLEARONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited – Dollars in thousands)

Employee Stock Purchase Plan

The Company issues shares to employees under the Company's 2014 Employee Stock Purchase Plan (the "ESPP"). The ESPP was approved by the Company’s shareholders on December 12, 2014. As of March 31, 2016, 485,033 of the originally approved 500,000 shares were available for offerings under the ESPP. Offering periods under the ESPP commence on each Jan 1 and July 1, and continue for a duration of six months. The ESPP is available to all employees who do not own, or are deemed to own, shares of stock making up an excess of 5% of the combined voting power of the Company, its parent or subsidiary. During each offering period, each eligible employee may purchase shares under the ESPP after authorizing payroll deductions. Under the ESPP, each employee may purchase up to the lesser of 2,500 shares or $25 of fair market value (based on the established purchase price) of the Company's stock for each offering period. Unless the employee has previously withdrawn from the offering, his or her accumulated payroll deductions will be used to purchase common stock on the last business day of the period at a price equal to 85% (or a 15% discount) of the fair market value of the common stock on the first or last day of the offering period, whichever is lower.

Share-based compensation expense has been recorded as follows:

	Three months ended March 31,
	2016	2015
Cost of goods sold	$4	$5
Sales and marketing	14	40
Research and product development	27	33
General and administrative	103	160
	$148	$238

7.	Shareholders’ Equity

The following table summarizes the change in shareholders’ equity during the three months ended March 31, 2016 and 2015, respectively:

	Three months ended March 31,
	2016	2015
Balance at the beginning of the period	$82,569	$76,016
Exercise of stock options	293	20
Stock repurchased	(404)	—
Options repurchased	(1,752)	—
Proceeds from stock purchase plan	25	—
Dividends	(459)	(319)
Share-based compensation - options	143	238
Share-based compensation - ESPP	5	—
Tax benefit - stock option exercises	563	7
Unrealized gain or loss on investments, net of tax	121	55
Foreign currency translation adjustment	33	(180)
Net Income during the period	1,368	1,272
Balance at end of the period	$82,505	$77,109

On February 25, 2016, the Company announced a quarterly cash dividend of $0.05 per share to be paid on March 18, 2016 to shareholders of record as of March 7, 2016.

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
Level 3 - Unobservable inputs.
The substantial majority of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. The following table sets forth the fair value of the financial instruments re-measured by the Company as of March 31, 2016 and December 31, 2015:

	Level 1	Level 2	Level 3	Total
March 31, 2016
Corporate bonds and notes	$—	$19,506	$—	$19,506
Municipal bonds	—	6,731	—	6,731
Total	$—	$26,237	$—	$26,237

	Level 1	Level 2	Level 3	Total
December 31, 2015
Corporate bonds and notes	$—	$20,744	$—	$20,744
Municipal bonds	—	5,621	—	5,621
Total	$—	$26,365	$—	$26,365

9.	Income Taxes
The Company's forecasted effective tax rate at March 31, 2016 is 35.2%, a 0.6% decrease from the 35.8% effective tax rate recorded at December 31, 2015. The forecasted effective tax rate of 35.2% excludes jurisdictions for which no benefit from forecasted current year losses is anticipated. Including losses from such jurisdictions results in a forecasted effective tax rate of 35.5%. Our forecasted effective tax rate could fluctuate significantly on a quarterly basis and could change, to the extent that earnings in countries with tax rates that differ from that of the U.S. differ, from amounts anticipated at March 31, 2016.

After discrete tax benefit of $93, the effective tax rate for the quarter ended March 31, 2016 is 31.3%. The discrete tax benefit is primarily attributable to tax benefit related to stock-based compensation.

10.	Subsequent Events

The Company evaluated its consolidated financial statements as of and for the three months ended March 31, 2016 for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent event which would require recognition or disclosure in the financial statements.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements in this report, other than statements of historical fact, are forward-looking statements for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing.  All forward-looking statements included in this report are made as of the date hereof and are based on information available to us as of such date.  We assume no obligation to update any forward-looking statement.   In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,”  “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology.  Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that any such expectations or any forward-looking statement will prove to be correct.  Our actual results will vary, and may vary materially, from those projected or assumed in the forward-looking statements.  Future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, without limitation, product recalls and product liability claims; infringement of our technology or assertion that our technology infringes the rights of other parties; termination of supplier relationships, or failure of suppliers to perform; inability to successfully manage growth; delays in obtaining regulatory approvals or the failure to maintain such approvals; concentration of our revenue among a few customers, products or procedures; development of new products and technology that could render our products obsolete; market acceptance of new products; introduction of products in a timely fashion; price and product competition, availability of labor and materials, cost increases, and fluctuations in and obsolescence of inventory; volatility of the market price of our common stock; foreign currency fluctuations; changes in key personnel; work stoppage or transportation risks; integration of business acquisitions; and other factors referred to in our press releases and reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2015. All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Additional factors that may have a direct bearing on our operating results are discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

We have an established history of product innovation and plan to continue to apply our expertise in audio, video and network engineering to develop and introduce innovative new products and enhance our existing products. Our end-users range from some of the world's largest and most prestigious companies and institutions to small and medium-sized businesses, higher education and government organizations, as well as individual consumers. We sell our commercial products to these end-users primarily through a global network of independent distributors who, in turn, sell our products to dealers, systems integrators and other value-added resellers

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

Our revenues were $13.0 million and $13.6 million during the three months ended March 31, 2016 and 2015, respectively. The decrease in revenues was due to all-around weakness in the global economy especially in APAC, Europe and Africa. Our gross profit remained essentially unchanged between the three months ended March 31, 2016 and the three months ended March 31, 2015. Net income increased by $96 thousand during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Net income for the three months ended March 31, 2016 increased primarily due to reduced operating expenses and tax expenses compared to the three months ended March 31, 2015.

Our revenue growth and income growth is dependent on the recovery of the global economy. We closely monitor the economic situation around the world and have developed sound operating and financial plans to overcome the challenges posed by the weak economy.

A detailed discussion of our results of operations follows below.

ANALYSIS OF RESULTS OF OPERATIONS

Results of Operations for the three months ended March 31, 2016, and 2015

The following table sets forth certain items from our unaudited condensed consolidated statements of operations (dollars in thousands) for the three months ended March 31, 2016 and 2015, respectively, together with the percentage of total revenue which each such item represents:

	Three months ended March 31,
	2016	% of Revenue	2015	% of Revenue
Revenue	$13,033	100%	$13,586	100%
Cost of goods sold	4,568	35%	5,124	38%
Gross profit	8,465	65%	8,462	62%
Sales and marketing	2,625	20%	2,622	19%
Research and product development	2,270	17%	1,941	14%
General and administrative	1,598	12%	2,000	15%
Operating income	1,972	15%	1,899	14%
Other income (expense), net	11	0%	104	1%
Income before income taxes	1,983	15%	2,003	15%
Provision for income taxes	615	5%	731	5%
Net income	$1,368	10%	$1,272	9%

Revenue

Revenue for the three months ended March 31, 2016 was approximately $13.0 million, a decrease of approximately 4% from the three months ended March 31, 2015. The decrease in revenue was due to reduced demand across all regions except USA. The decrease was especially stronger in Asia Pacific, Southern and Central Europe, Canada and South Africa. On the products

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

side, the increase in revenues from microphones and video products was more than offset by a decline in revenues from all other product lines.

The net change in deferred revenue during the three months ended March 31, 2016 and March 31, 2015 was a net decrease in deferred revenue of $0.3 million and a net decrease in deferred revenue of $0.5 million, respectively. See “Critical Accounting Policies and Estimates” under “Revenue and Associated Allowance for Revenue Adjustments and Doubtful Accounts” below for a detailed discussion of deferred revenue.

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

Our gross profit margin (GPM), which is gross profit as a percentage of revenue, was 65% and 62% for the three months ended March 31, 2016 and 2015, respectively. The 3% increase in gross margin was primarily due to the increase of higher margin products in our revenue mix and the contribution of licensing fees to the revenue.
Our profitability in the near-term continues to depend significantly on our revenues from professional audio conferencing products, which includes wired and wireless microphones. We hold long-term inventory and if we are unable to sell our long-term inventory, our profitability might be affected by inventory write-offs and price mark-downs.

Operating Expenses

Operating expenses for the three months ended March 31, 2016 decreased by approximately $70 thousand to $6.5 million, compared to $6.6 million for the three months ended March 31, 2015.

Sales and Marketing (“S&M”) Expenses. S&M expenses include selling, customer service, and marketing expenses, such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses.

S&M expenses of approximately $2.6 million remained essentially unchanged for the three months ended March 31, 2016, when compared to S&M expenses for the three months ended March 31, 2015. The decrease in employee related costs and commissions were equally offset by marketing, trade-show costs and consulting expenses.

Research and Development (“R&D”) Expenses.  R&D expenses include research and development and product line management, including employee-related costs, outside services, expensed materials and depreciation, and an allocation of overhead expenses.

R&D expenses of approximately $2.3 million for the three months ended March 31, 2016 increased by $0.4 million, or 17%, when compared to R&D expenses of approximately $1.9 million for the three months ended March 31, 2015. R&D expenses increased primarily due to increases in costs for various R&D projects.

General and Administrative (“G&A”) Expenses. G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs, and corporate administrative costs, including finance, information technology and human resources.

G&A expenses of approximately $1.6 million for the three months ended March 31, 2016 decreased by $0.4 million, or 20%, when compared to G&A expenses of approximately $2.0 million for the three months ended March 31, 2015. G&A expenses decreased mainly due to a decrease in amortization of intangibles, reduced legal expenses and reduction in audit and accounting fees.

Other income (expense), net

Other income (expense), net, includes interest income, interest expense, and currency gain (loss).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Provision for income taxes

During the three months ended March 31, 2016, we accrued income taxes at the forecasted effective tax rate of 35.2% as compared to the forecasted effective tax rate of 35.8% used during the three months ended March 31, 2015. In addition, a discrete tax benefit of $93 thousand is primarily attributable to tax benefit related to stock-based compensation.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2016, our cash and cash equivalents were approximately $13.9 million, an increase of approximately $0.6 million compared to cash and cash equivalents of approximately $13.4 million as of December 31, 2015.

Net cash provided by operating activities was $2.1 million during the three months ended March 31, 2016, a decrease in cash flow of approximately $0.7 million compared to $2.8 million of cash provided by operating activities during the three months ended March 31, 2015. The decrease in operating cash flow was primarily due to a reduction in non-cash charges of $0.5 million, and changes in operating assets and liabilities totaling $0.3 million, partially offset by $0.1 million increase in net income.

Net cash provided by investing activities was approximately $0.1 million during the three months ended March 31, 2016 compared to $0.7 million of cash provided by investing activities during the three months ended March 31, 2015. Net cash provided by investing activities during the three months ended March 31, 2016 and 2015 included proceeds from maturities and sales of marketable investment securities, purchases of marketable securities and purchase of property and equipment.

Net cash used in financing activities was approximately $1.7 million during the three months ended March 31, 2016, when compared to $27 thousand of cash provided by investing activities during the three months ended March 31, 2015. Financing activities in the first quarter of 2016 primarily consisted of cash inflows of about $0.3 million proceeds from stock based compensation plans and $0.6 million from tax benefits from equity based compensation programs and cash outflows of $1.8 million on repurchase of stock options, $0.5 million for dividend payments and $0.4 million towards stock repurchases. Financing activities in the same period in 2015 consisted mostly of cash inflows of about $20 thousand from the exercise of stock options.

From March 11, 2016 to March 17, 2016, the Company offered to repurchase eligible vested options to purchase shares under the 1998 Plan and the 2007 Plan from employees. On March 9, 2016, the Board of Directors of the Company authorized the repurchase of up to $10 million of the company’s outstanding shares of common stock under a new stock repurchase program. The repurchase program may be suspended or discontinued at any time without prior notice. There are no future repurchases planned at this time.

On December 2, 2014, ClearOne, Inc. issued a press release announcing the declaration of future cash dividends by the Company's Board of Directors. The most recent of these dividends was announced on February 25, 2016 when the company announced a quarterly cash dividend of $0.05 per share to be paid on March 18, 2016 to shareholders of record as of March 7, 2016.

As of March 31, 2016, our working capital was $35.7 million as compared to $36.5 million as of December 31, 2015.

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

At March 31, 2016, we had open purchase orders related to our electronics manufacturing service providers of approximately $4.0 million, primarily related to inventory purchases.

At March 31, 2016, we had inventory totaling $16.5 million, of which non-current inventory accounted for $2.0 million. This compares to total inventories of $15.5 million and non-current inventory of $2.0 million as of December 31, 2015.

Off-Balance Sheet Arrangements

We have no off-balance-sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, results of operations or liquidity.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our results of operations and financial position are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We evaluate our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. We believe that the estimates we use are reasonable; however, actual results could differ from those estimates. Our significant accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2015. We believe the following critical accounting policies identify our most critical accounting policies, which are the policies that are both important to the representation of our financial condition and results and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The amount of deferred cost of goods sold was included in distributor channel inventories. The following table details the amount of deferred revenue, cost of goods sold, and gross profit as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Deferred revenue	$4,203	$4,549
Deferred cost of goods sold	1,445	1,628
Deferred gross profit	$2,758	$2,921

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

Impairment of Goodwill and Intangible Assets
Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We perform impairment tests of goodwill and intangible assets with indefinite useful lives on an annual basis in the fourth fiscal quarter, or sooner if a triggering event occurs suggesting possible impairment of the values of these assets. There were no impairments recorded in 2016 or 2015 as no impairment indicators existed. However, due to uncertainty in the industrial, technological, and competitive environments in which we operate, we might be required to exit or dispose of the assets acquired through our acquisitions, which could result in an impairment of goodwill and intangible assets.

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

Recent Accounting Pronouncements:

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. Early adoption is not permitted. The updated standard becomes effective for the Company on January 1, 2017. The Company has not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on the consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740), simplifying the presentation of deferred taxes on the balance sheet by requiring companies to classify everything as either a non-current asset or non-current liability. Early

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

adoption of this ASU is permitted. ClearOne has adopted this standard update early as it would simplify the presentation of taxes on the balance sheet and within the income tax footnote.

In February 2016, FASB released Accounting Standards Update No. 2016-02, Leases (Topic 842) to bring transparency to lessee balance sheets. The ASU will require organizations that lease assets (lessees) to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The standard will apply to both types of leases-capital (or finance) leases and operating leases. Previously, GAAP has required only capital leases to be recognized on lessee balance sheets. The standard will take effect the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early application will be permitted for all organizations. The Company has not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Shared-Based Payment Accounting. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for the Company on January 1, 2017 and we are currently evaluating the impact that ASU 2016-09 will have on our consolidated financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.	CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2016 was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective as of March 31, 2016 to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

There was no change in our internal control over financial reporting during the quarter ended March 31, 2016 that materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.

CLEARONE, INC.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

There are no updates to the status of the legal proceedings and commitments and contingencies reported in our Form 10-K for the year ended December 31, 2015 under Part I, Item 3. Legal Proceedings and Note 8 - Commitments and Contingencies of the Notes to Consolidated Financial Statements (Part II, Item 8).

Item 1A.	RISK FACTORS

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2012, our Board of Directors authorized a stock repurchase program authorizing the Company to repurchase up to $2 million of our outstanding common stock.  On July 30, 2012, the Board of Directors increased the repurchase amount to $3 million from the original $2 million. On February 20, 2013, the Board of Directors again increased the repurchase amount to $10 million from $3 million. On December 2, 2014, ClearOne, Inc. issued a press release announcing the declaration of future cash dividends by the Company's Board of Directors and reported the discontinuance of this stock repurchase program. At the time of the discontinuance of this stock repurchase program, the Company had repurchased approximately $5.4 million of the Company's stock.

On March 9, 2016, the Board of Directors of the Company authorized the repurchase of up to $10 million of the Company’s outstanding shares of common stock under a new stock repurchase program. In connection with the repurchase authorization, the Company was authorized to complete the repurchase through open market transactions or through an accelerated share repurchase program, in each case to be executed at management’s discretion based on business and market conditions, stock price, trading restrictions, acquisition activity and other factors.  The repurchase program may be suspended or discontinued at any time without prior notice. The transactions effectuated to date occurred in open market purchases.

During the three months ended March 31, 2016 we acquired the following shares of common stock under the current stock repurchase program:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31	—		—	10,000,000
February 1 to February 29	—		—	10,000,000
March 1 to March 31	33,600	$12.02	33,600	9,596,063
Total	33,600	12.02	33,600	9,596,063

From March 11, 2016 to March 17, 2016, the Company offered to repurchase eligible vested options to purchase shares under the 1998 Plan and the 2007 Plan from employees. The Company repurchased delivered options at a repurchase price equal to the difference between the closing market price on the date of the employee’s communication of accepting the repurchase offer and the exercise price of such employee’s delivered options, subject to applicable withholding taxes and charges.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

CLEARONE, INC.

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS

Exhibit No.	Title of Document
10.1	Form of Offer to Repurchase Eligible Options for Cash
31.1	Section 302 Certification of Chief Executive Officer (filed herewith)
31.2	Section 302 Certification of Principal Financial Officer (filed herewith)
32.1	Section 906 Certification of Chief Executive Officer (filed herewith)
32.2	Section 906 Certification of Principal Financial Officer (filed herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	XBRL Taxonomy Extension Definitions Linkbase (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

CLEARONE, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ClearOne, Inc., (Registrant)

May 10, 2016	By:	/s/ Zeynep Hakimoglu
Zeynep Hakimoglu Chief Executive Officer (Principal Executive Officer)

May 10, 2016	By:	/s/ Narsi Narayanan
Narsi Narayanan Senior Vice President of Finance (Principal Financial and Accounting Officer)