Form 10-Q
period 2016-06-30
CLEARONE INC
filed 2016-08-04
CIK 840715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of ClearOne common stock outstanding as of July 31, 2016 was 8,970,114.

CLEARONE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2016

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	June 30, 2016	December 31, 2015
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$9,545	$13,412
Marketable securities	7,141	7,161
Receivables, net of allowance for doubtful accounts of $86 and $54, respectively	9,282	8,692
Inventories	12,668	13,447
Distributor channel inventories	1,669	1,628
Prepaid expenses and other assets	2,104	1,806
Total current assets	42,409	46,146
Long-term marketable securities	20,287	19,204
Long-term inventories, net	2,078	2,018
Property and equipment, net	1,487	1,589
Intangibles, net	6,140	6,638
Goodwill	12,724	12,724
Deferred income taxes	5,093	5,093
Other assets	117	117
Total assets	$90,335	$93,529
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,097	$2,815
Accrued liabilities	2,251	2,243
Deferred product revenue	4,781	4,549
Total current liabilities	9,129	9,607
Deferred rent	140	150
Other long-term liabilities	1,283	1,203
Total liabilities	10,552	10,960
Shareholders’ equity:
Common stock, par value $0.001, 50,000,000 shares authorized, 8,933,582 and 9,183,957 shares issued and outstanding	9	9
Additional paid-in capital	45,987	46,291
Accumulated other comprehensive income (loss)	64	(166)
Retained earnings	33,723	36,435
Total shareholders’ equity	79,783	82,569
Total liabilities and shareholders’ equity	$90,335	$93,529

See accompanying notes

CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue	$11,966	$14,013	$24,999	$27,600
Cost of goods sold	4,302	5,022	8,870	10,147
Gross profit	7,664	8,991	16,129	17,453

Operating expenses:
Sales and marketing	2,681	2,753	5,306	5,375
Research and product development	2,096	2,054	4,365	3,996
General and administrative	1,567	1,891	3,165	3,890
Total operating expenses	6,344	6,698	12,836	13,261

Operating income	1,320	2,293	3,293	4,192
Other income, net	84	85	94	190
Income before income taxes	1,404	2,378	3,387	4,382
Provision for income taxes	449	863	1,064	1,595
Net income	$955	$1,515	$2,323	$2,787

Basic earnings per common share	$0.10	$0.17	$0.25	$0.31
Diluted earnings per common share	$0.10	$0.16	$0.24	$0.29

Basic weighted average shares outstanding	9,112,613	9,119,907	9,154,658	9,110,062
Diluted weighted average shares outstanding	9,362,037	9,603,682	9,512,559	9,560,914

Comprehensive income:
Net income	$955	$1,515	$2,323	$2,787
Other comprehensive income:
Change in unrealized gains (losses) on available- for-sale securities, net of tax	97	(77)	218	(23)
Change in foreign currency translation adjustment	(20)	129	13	(50)
Comprehensive income	$1,032	$1,567	$2,554	$2,714

See accompanying notes

CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$2,323	$2,787
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization expense	947	1,033
Amortization of deferred rent	(39)	(47)
Stock-based compensation expense	319	455
Provision for (recoveries of) doubtful accounts, net	34	(6)
Write-down of inventory to net realizable value	130	130
Loss on disposal of assets	54	—
Tax benefit from exercise of stock options	(676)	(29)
Deferred income taxes	130	(13)
Changes in operating assets and liabilities:
Receivables	(609)	1,319
Inventories	548	(1,439)
Prepaid expenses and other assets	24	(377)
Accounts payable	(719)	(19)
Accrued liabilities	36	(1,072)
Income taxes payable	335	969
Deferred product revenue	229	(222)
Other long-term liabilities	(53)	(604)
Net cash provided by operating activities	3,013	2,865

Cash flows from investing activities:
Purchase of property and equipment	(402)	(182)
Proceeds from maturities and sales of marketable securities	3,405	4,197
Purchases of marketable securities	(4,250)	(3,204)
Net cash provided by (used in) investing activities	(1,247)	811

Cash flows from financing activities:
Proceeds from the exercise of stock options	476	90
Repurchase and cancellation of stock options	(1,752)	—
Tax benefits from exercise of stock options	676	29
Dividends paid	(924)	(319)
Repurchase and cancellation of stock	(4,115)	—
Net cash used in financing activities	(5,639)	(200)

Effect of exchange rate changes on cash and cash equivalents	6	(43)
Net increase (decrease) in cash and cash equivalents	(3,867)	3,433
Cash and cash equivalents at the beginning of the period	13,412	7,440
Cash and cash equivalents at the end of the period	$9,545	$10,873

See accompanying notes

5

CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

The following is a summary of supplemental cash flow activities:

	Six months ended June 30,
	2016	2015
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$715	$2,280

See accompanying note

CLEARONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands)

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

These accompanying interim condensed consolidated financial statements for the three and six months ended June 30, 2016 and 2015, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are not audited. Certain information and footnote disclosures that are usually included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been either condensed or omitted in accordance with SEC rules and regulations. The accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of June 30, 2016 and December 31, 2015, the results of operations for the three and six months ended June 30, 2016 and 2015, and the cash flows for the six months ended June 30, 2016 and 2015. The results of operations for the three and six months ended June 30, 2016 and 2015 are not necessarily indicative of the results for a full-year period. These interim condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC.

Significant Accounting Policies:

The significant accounting policies were described in Note 1 to the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2015. There have been no changes to these policies during the six months ended June 30, 2016 that are of significance or potential significance to the Company.

Recent Accounting Pronouncements:

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. The updated standard becomes effective for the Company on January 1, 2018. Early adoption is permitted. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on the consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740), simplifying the presentation of deferred taxes on the balance sheet by requiring companies to classify everything as either a non-current asset or non-current liability. Early adoption of this ASU is permitted. ClearOne has adopted this standard update early as it simplified the presentation of taxes on the balance sheet and within the income tax footnote.

In February 2016, FASB released Accounting Standards Update No. 2016-02, Leases (Topic 842) to bring transparency to lessee balance sheets. The ASU will require organizations that lease assets (lessees) to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The standard will apply to both types of leases-capital (or finance) leases and operating leases. Previously, GAAP has required only capital leases to be recognized on lessee balance sheets. The standard is effective for fiscal years beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2018. Early application will be permitted for all organizations. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on the consolidated financial statements.

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

CLEARONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands)

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Numerator:
Net income	$955	$1,515	$2,323	$2,787
Denominator:
Basic weighted average shares outstanding	9,112,613	9,119,907	9,154,568	9,110,062
Dilutive common stock equivalents using treasury stock method	249,424	483,775	357,991	450,852
Diluted weighted average shares outstanding	9,362,037	9,603,682	9,512,559	9,560,914

Basic earnings per common share	$0.10	$0.17	$0.25	$0.31
Diluted earnings per common share	$0.10	$0.16	$0.24	$0.29

Weighted average options outstanding	869,471	1,037,978	935,021	1,037,560
Anti-dilutive options not included in the computations	277,195	74,209	277,195	171,459

3. Marketable Securities

The Company has classified its marketable securities as available-for-sale securities. These securities are carried at estimated fair value with unrealized holding gains and losses included in accumulated other comprehensive income/loss in stockholders’ equity until realized. Gains and losses on marketable security transactions are reported on the specific-identification method. Dividend and interest income are recognized when earned.

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of securities at June 30, 2016 and December 31, 2015 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
June 30, 2016
Available-for-sale securities:
Corporate bonds and notes	$20,232	$247	$(19)	$20,460
Municipal bonds	6,917	51	(0)	6,968
Total available-for-sale securities	$27,149	$298	$(19)	$27,428

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
December 31, 2015
Available-for-sale securities:
Corporate bonds and notes	$20,827	$50	$(133)	$20,744
Municipal bonds	5,608	18	(5)	5,621
Total available-for-sale securities	$26,435	$68	$(138)	$26,365

CLEARONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands)

 Maturities of marketable securities classified as available-for-sale securities were as follows at June 30, 2016:

	Amortized cost	Estimated fair value
June 30, 2016
Due within one year	$7,129	$7,141
Due after one year through five years	19,045	19,287
Due after five years through ten years	975	1,000
Total available-for-sale securities	$27,149	$27,428

Debt securities in an unrealized loss position as of June 30, 2016 were not deemed impaired at acquisition and subsequent declines in fair value are not deemed attributed to declines in credit quality. Management believes that it is more likely than not that the securities will receive a full recovery of par value. The available-for-sale marketable securities in a gross unrealized loss position as of June 30, 2016 are summarized as follows:

	Less than 12 months		More than 12 months		Total
(In thousands)	Estimated fair value	Gross unrealized holding losses	Estimated fair value	Gross unrealized holding losses	Estimated fair value	Gross unrealized holding losses
As of June 30, 2016
Corporate bonds and notes	$1,930	$(6)	$1,424	$(12)	$3,354	$(18)
Municipal bonds	767	(1)	-	-	767	(1)

	$2,697	$(7)	$1,424	$(12)	$4,121	$(19)

4. Intangible Assets

Intangible assets as of June 30, 2016 and December 31, 2015 consisted of the following:

	Estimated useful lives	June 30, 2016	December 31, 2015
Tradename	5 to 7 years	$555	$555
Patents and technological know-how	10 years	5,927	5,850
Proprietary software	3 to 15 years	4,341	4,341
Other	3 to 5 years	324	324
Total intangible assets		11,147	11,070
Accumulated amortization		(5,007)	(4,432)
Total intangible assets, net		$6,140	$6,638

The amortization of intangible assets for the three and six months ended June 30, 2016 and June 30, 2015 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Amortization of intangible assets	$286	$315	$576	$629

The estimated future amortization expense of intangible assets is as follows:

Years ending December 31,
2016 (remainder)	$545
2017	925
2018	851
2019	778
2020	560
Thereafter	2,481
$6,140

CLEARONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands)

5. Inventories

Inventories, net of reserves, as of June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016	December 31, 2015
Current:
Raw materials	$2,736	$2,735
Finished goods	9,932	10,712
	$12,668	$13,447
Long-term:
Raw materials	$731	$375
Finished goods	1,347	1,643
	$2,078	$2,018

Long-term inventory represents inventory held in excess of our current (next 12 months) requirements based on our recent sales and forecasted level of sales. We expect to sell the above inventory, net of reserves, at or above the stated cost and believe that no loss will be incurred on its sale.

Current finished goods do not include consigned inventory in the amounts of approximately $1,669 and $1,628 as of June 30, 2016 and December 31, 2015, respectively. Distributor channel inventories represents inventory at distributors and other customers where revenue recognition criteria have not yet been achieved.

The following table summarizes the losses incurred on valuation of inventory at lower of cost or market value and write-off of obsolete inventory during the three and six months ended June 30, 2016 and 2015, respectively.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net loss on valuation of inventory and write-off of obsolete inventory	$11	$83	$130	$130

6. Share-based Compensation

Employee Stock Option Plans

The Company’s share-based incentive plans offering stock options primarily consists of two plans. Under both plans, one new share is issued for each stock option exercised. The plans are described below.

The Company’s 1998 Incentive Plan (the “1998 Plan”) was the Company’s primary plan through November 2007. Under this plan shares of common stock was made available for issuance to employees and directors. Through December 1999, 1,066,000 options were granted that would cliff vest after 9.8 years; however, such vesting was accelerated for 637,089 of these options upon meeting certain earnings per share goals through the fiscal year ended June 30, 2003. Subsequent to December 1999 and through June 2002, 1,248,250 options were granted that would cliff vest after 6.0 years; however, such vesting was accelerated for 300,494 of these options upon meeting certain earnings per share goals through the fiscal year ended June 30, 2005.

The Company’s 2007 Equity Incentive Plan (the “2007 Plan”) was restated and approved by the shareholders on December 12, 2014. Provisions of the restated 2007 Plan include the granting of up to 2,000,000 incentive and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units. Options may be granted to employees, officers, non-employee directors and other service providers and may be granted upon such terms as the Compensation Committee of the Board of Directors determines in their sole discretion.

Of the options granted subsequent to June 2002, all vesting schedules are based on 3 or 4-year vesting schedules, with either one-third or one-fourth vesting on the first anniversary and the remaining options vesting ratably over the remainder of the vesting term. Generally, directors and officers have 3-year vesting schedules and all other employees have 4-year vesting schedules. Additionally, in the event of a change in control or the occurrence of a corporate transaction, the Company’s Board of Directors has the authority to elect that all unvested options shall vest and become exercisable immediately prior to the event or closing of the transaction. All options outstanding as of June 30, 2016 had contractual lives of ten years. Under the 1998 Plan, 2,500,000 shares were authorized for grant. As of June 30, 2016, there were 0 options outstanding under the 1998 Plan, which includes the cliff vesting and 3 or 4-year vesting options discussed above. As of June 30, 2016, there were 837,230 options outstanding under the 2007 Plan. As of June 30, 2016, the 2007 Plan had 906,930 authorized unissued options, while there were no options remaining that could be granted under the 1998 Plan.

CLEARONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands)

A summary of the stock option activity under the Company’s plans for the six months ended June 30, 2016 is as follows:

	Number of shares	Weighted average exercise price
Options outstanding at beginning of year	1,028,935	$6.03
Granted	157,200	11.97
Less:
Exercised	(109,151)	4.24
Repurchased	225,542	4.37
Canceled or Expired	(14,212)	11.19
Options outstanding at June 30, 2016	837,230	7.78
Options exercisable at end of June 30, 2016	549,215	$6.09

As of June 30, 2016, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, was approximately $1,195, which will be recognized over a weighted average period of 2.45 years.

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

Employee Stock Purchase Plan

The Company issues shares to employees under the Company’s 2014 Employee Stock Purchase Plan (the “ESPP”). The ESPP was approved by the Company’s shareholders on December 12, 2014. As of June 30, 2016, 480,444 of the originally approved 500,000 shares were available for offerings under the ESPP. Offering periods under the ESPP commence on each January 1 and July 1, and continue for a duration of six months. The ESPP is available to all employees who do not own, or not are deemed to own, shares of stock making up an excess of 5% of the combined voting power of the Company, its parent or subsidiary. During each offering period, each eligible employee may purchase shares under the ESPP after authorizing payroll deductions. Under the ESPP, each employee may purchase up to the lesser of 2,500 shares or $25 of fair market value (based on the established purchase price) of the Company’s stock for each offering period. Unless the employee has previously withdrawn from the offering, his or her accumulated payroll deductions will be used to purchase common stock on the last business day of the period at a price equal to 85% (or a 15% discount) of the fair market value of the common stock on the first or last day of the offering period, whichever is lower.

Share-based compensation expense has been recorded as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Cost of goods sold	$7	$5	$11	$11
Sales and marketing	13	39	27	79
Research and product development	39	33	66	66
General and administrative	112	140	215	299
	$171	$217	$319	$455

7. Shareholders’ Equity

The following table summarizes the change in shareholders’ equity during the three and six months ended June 30, 2016 and 2015, respectively:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Balance at the beginning of the period	$82,505	$77,109	$82,569	$76,016
Exercise of stock options	140	70	433	90
Stock repurchased	(3,711)	—	(4,115)	—
Options repurchased	—	—	(1,752)	—
Proceeds from stock purchase plan	18	—	43	—
Dividends	(465)	(320)	(924)	(639)
Share-based compensation - options	168	217	311	455
Share-based compensation - ESPP	3	—	8	—
Tax benefit - stock option exercise	93	22	656	29
Unrealized gain or loss on investments, net of tax	97	(77)	218	(22)
Foreign currency translation adjustment	(20)	129	13	(51)
Net income during the period	955	1,515	2,323	2,787
Balance at end of the period	$79,783	$78,665	$79,783	$78,665

CLEARONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands)

On May 17, 2016, the Company announced a quarterly cash dividend of $0.05 per share to be paid on June 15, 2016 to shareholders of record as of June 1, 2016.

8. Fair Value Measurements

The fair value of the Company’s financial instruments reflects the amounts that the Company estimates it will receive in connection with the sale of an asset or pay in connection with the transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value hierarchy prioritizes the use of inputs used in valuation techniques into the following three levels:

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

Level 3 - Unobservable inputs.

The substantial majority of the Company’s financial instruments are valued using quoted prices in markets in active markets or based on other observable inputs. The following table sets forth the fair value of the financial instruments re-measured by the Company as of June 30, 2016 and December 31, 2015:

	Level 1	Level 2	Level 3	Total
June 30, 2016
Corporate bonds and notes	$—	$20,460	$—	$20,460
Municipal bonds	—	6,968	—	6,968
Total	$—	$27,428	$—	$27,428

	Level 1	Level 2	Level 3	Total
December 31, 2015
Corporate bonds and notes	$—	$20,744	$—	$20,744
Municipal bonds	—	5,621	—	5,621
Total	$—	$26,365	$—	$26,365

9. Income Taxes

The Company’s forecasted effective tax rate at June 30, 2016 is 33.7%, a 2.1% decrease from the 35.8% effective tax rate recorded at December 31, 2015. The forecasted effective tax rate of 33.7% excludes jurisdictions for which no benefit from forecasted current year losses is anticipated. Including losses from such jurisdictions results in a forecasted effective tax rate of 34.3%. Our forecasted effective tax rate could fluctuate significantly on a quarterly basis and could change, to the extent that earnings in countries with tax rates that differ from that of the U.S. differ, from amounts anticipated at June 30, 2016.

After a discrete tax benefit of $103, the effective tax rate for the quarter ended June 30, 2016 is 31.4%. The discrete tax benefit is primarily attributable to a tax benefit related to stock-based compensation.

10. Subsequent Events

On Aug. 2, 2016 the Company announced that the quarterly cash dividend for the third quarter of 2016 at $0.05 per share will be paid on August 31, 2016 to shareholders of record as of August 17, 2016.

CLEARONE, INC.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our business goals are to:

●	Maintain our leading global market share in professional audio conferencing products for large businesses and organizations;

●	Leverage the video conferencing & collaboration, streaming and digital signage technologies to enter new growth markets;

●	Focus on the small and medium business (SMB) market with scaled, lower cost and less complex products and solutions;

●	Capitalize on the growing adoption of unified communications and introduce new products through emerging information technology channels;

●	Capitalize on emerging market opportunities as audio visual, information technology, unified communications and traditional digital signage converge to meet enterprise and commercial multimedia needs; and

CLEARONE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

●	Expand and strengthen our sales channels.

We will continue to focus on our core strengths, which include the following:

●	Providing a superior conferencing and collaboration experience;

●	Significantly impacting multimedia distribution and control;

●	Offering greater value to our customers and partners;

●	Leveraging and extending ClearOne technology, leadership and innovation;

●	Leveraging our strong domestic and international channels to distribute new products; and

●	Strengthening existing customer and partner relationships through dedicated support.

Our revenues were $12.0 million and $14.0 million during the three months ended June 30, 2016 and 2015, respectively. The revenues decreased due to overall fall in demand for our products in all major markets. Our gross profit decreased by $1.3 million during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Net income decreased by $0.5 million during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Net income for the three months ended June 30, 2016 decreased primarily due to reduction in revenues and associated gross profit, partially offset by savings due to reductions in operating expenses.

Our revenues were $25.0 million and $27.6 million during the six months ended June 30, 2016 and 2015, respectively. The revenues decreased due to an overall fall in demand for our products in all major markets. Our gross profit decreased by $1.3 million during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Net income decreased by $0.5 million during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Net income for the six months ended June 30, 2016 decreased primarily due to reduction in revenues and associated gross profit, partially offset by savings due to reductions in operating expenses.

Future revenue growth and income growth is dependent on the recovery of the global economy. We closely monitor the economic situation around the world and have developed sound operating and financial plans to overcome the challenges posed by the weak economy.

A detailed discussion of our results of operations follows below.

Results of Operations for the three and six months ended June 30, 2016 and 2015

The following table sets forth certain items from our unaudited condensed consolidated statements of operations (dollars in thousands) for the three and six months ended June 30, 2016 and 2015, respectively, together with the percentage of total revenue which each such item represents:

	Three months ended June 30,				Six months ended June 30,
	2016	% of Revenue	2015	% of Revenue	2016	% of Revenue	2015	% of Revenue
Revenue	$11,966	100%	$14,013	100%	$24,999	100%	$27,600	100%
Cost of goods sold	4,302	36%	5,022	36%	8,870	35%	10,147	37%
Gross profit	7,664	64%	8,991	64%	16,129	65%	17,453	63%
Sales and marketing	2,681	22%	2,753	20%	5,306	21%	5,375	19%
Research and product development	2,096	18%	2,054	15%	4,365	17%	3,996	14%
General and administrative	1,567	13%	1,891	13%	3,165	13%	3,890	14%
Operating income	1,320	11%	2,293	16%	3,293	13%	4,192	15%
Other income (expense), net	84	1%	85	1%	94	0%	190	1%
Income before income taxes	1,404	12%	2,378	17%	3,387	14%	4,382	16%
Provision for income taxes	449	4%	863	6%	1,064	4%	1,595	6%
Net income	$955	8%	$1,515	11%	$2,323	9%	$2,787	10%

CLEARONE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue

Revenue for the three months ended June 30, 2016 was approximately $12.0 million, a decrease of approximately 15% over the three months ended June 30, 2015. The decrease in revenue was due to reduced demand for our products across all regions including North America. The decrease was especially stronger in Canada, South Africa, Japan, Korea, China, Southern Europe and Central Europe. The increase in revenues from video products was more than offset by a decline in revenues from all other product lines.

Revenue for the six months ended June 30, 2016 was approximately $25.0 million, a decrease of approximately 10% compared to the six months ended June 30, 2015. The decrease in revenue was due to reduced demand for our products across all regions. The decrease was especially stronger in Asia Pacific, Southern and Central Europe, Canada and South Africa. The increase in revenues from microphones and video products was more than offset by a decline in revenues from all other product lines.

The net change in deferred revenue during the six months ended June 30, 2016 from December 31, 2015 and the six months ended June 30, 2015 from December 31, 2014 was a net increase in deferred revenue of $0.2 million and a net decrease in deferred revenue of $0.3 million, respectively. See “Critical Accounting Policies and Estimates” under “Revenue and Associated Allowance for Revenue Adjustments and Doubtful Accounts” below for a detailed discussion of deferred revenue.

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

Our gross profit margin (GPM), which is gross profit as a percentage of revenue remained essentially unchanged at 64% for the three months ended June 30, 2016 and 2015. The reduction in gross profit margin for the three months ended June 30, 2016 was due to a reduction of high margin products in the revenue mix. This unfavorable change in product mix was offset by the contribution of licensing fees to revenue.

Our GPM was 65% and 63% for the six months ended June 30, 2016 and 2015, respectively. The increase in GPM was primarily due to an increase in sales of higher margin products in the revenue mix and the contribution of licensing fees to revenue.

Our profitability in the near-term continues to depend significantly on our revenues from professional audio conferencing products, which includes wired and wireless microphones. We hold long-term inventory and if we are unable to sell our long-term inventory, our profitability might be affected by inventory write-offs and price mark-downs.

Operating Expenses

Operating expenses for the three months ended June 30, 2016 decreased to $6.3 million from $6.7 million for three months ended June 30, 2015. Operating expenses for the six months ended June 30, 2016 decreased by approximately $0.4 million to $12.8 million compared to $13.2 million for the six months ended June 30, 2015.

Sales and Marketing (“S&M”) Expenses. S&M expenses include selling, customer service, and marketing expenses, such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses.

S&M expenses of approximately $2.7 million for the three months ended June 30, 2016 decreased by $0.1 million when compared to S&M expenses of $2.8 million for the three months ended June 30, 2015. The decrease in employee related costs and commissions to independent agents were partially offset by marketing, tradeshow costs and consulting expenses.

S&M expenses of approximately $5.3 million for the six months ended June 30, 2016 decreased $0.1 million, or 1%, when compared to S&M expenses of approximately $5.4 million for the six months ended June 30, 2015. The decrease in employee related costs and commissions to independent agents were partially offset by marketing, tradeshow costs and consulting expenses.

Research and Development (“R&D”) Expenses. R&D expenses include research and development and product line management, including employee-related costs, outside services, expensed materials and depreciation, and an allocation of overhead expenses.

R&D expenses of approximately $2.1 million for the three months ended June 30, 2016 increased slightly when compared to R&D expenses for the three months ended June 30, 2015. R&D expenses increased mainly due to increases in costs for various R&D projects and consulting expenses partially offset by declines in legal expenses and allocations of overhead expenses.

R&D expenses of approximately $4.4 million for the six months ended June 30, 2016 increased by $0.4 million, or 9%, when compared to R&D expenses of approximately $4.0 million for the six months ended June 30, 2015. R&D expenses increased mainly due to increases in costs for various R&D projects.

General and Administrative (“G&A”) Expenses. G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs, and corporate administrative costs, including finance, information technology and human resources.

CLEARONE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

G&A expenses of approximately $1.6 million for the three months ended June 30, 2016 decreased by $0.3 million, or 17%, when compared to G&A expenses of approximately $1.9 million for the three months ended June 30, 2015. G&A expenses decreased due to decreases in legal expenses, audit and accounting fees and employee related costs and due to elimination of compensation expense relating to dividend equivalents. These decreases were partially offset by an increase in recruitment costs.

G&A expenses of approximately $3.2 million for the six months ended June 30, 2016 decreased by $0.7 million, or 19%, when compared to G&A expenses of approximately $3.9 million for the six months ended June 30, 2015. G&A expenses decreased due to decreases in legal expenses, audit and accounting fees, and acquisition related amortization costs and other expenses, and due to elimination of compensation expense relating to dividend equivalents. These decreases were partially offset by an increase in recruitment costs and other stock-based compensation expenses.

Other income (expense), net

Other income (expense), net, includes interest income, interest expense, and currency gain (loss).

Provision for income taxes

During the three months ended June 30, 2016, we accrued income taxes at the forecasted effective tax rate of 33.7% as compared to the forecasted effective tax rate of 36.0% used during the three months ended June 30, 2015. In addition, a discrete tax benefit of $103 thousand is primarily attributable to tax benefit related to stock-based compensation.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2016, our cash and cash equivalents were approximately $9.5 million, a decrease of approximately $3.9 million compared to cash and cash equivalents of approximately $13.4 million as of December 31, 2015.

Net cash provided by operating activities was $3.0 million during the six months ended June 30, 2016, an increase in cash flow of approximately $0.2 million compared to $2.9 million of cash provided by operating activities during the six months ended June 30, 2015. The decrease in operating cash flow was primarily due to a reduction in non-cash charges of $0.6 million, changes in operating assets and liabilities totaling $1.2 million, and a decrease in net income of $0.5 million.

Net cash used in investing activities was approximately $1.2 million during the six months ended June 30, 2016 compared to $0.8 million of cash provided by investing activities during the six months ended June 30, 2015. Net cash used in investing activities during the six months ended June 30, 2016 included proceeds from maturities and sales of marketable investment securities, purchases of marketable securities and purchase of property and equipment.

Net cash used in financing activities was approximately $5.6 million during the six months ended June 30, 2016 compared to $0.2 million of cash used in investing activities during the six months ended June 30, 2015. Financing activities during the six months ended June 30, 2016 primarily consisted of cash outflows of $4.1 million towards stock repurchases, $1.8 million for the repurchase of stock options and $0.9 million for dividend payments partially offset by cash inflows of about $0.5 million from exercises of stock options and $0.7 million from tax benefits from exercise of stock options. Financing activities during the six months ended June 30, 2015 primarily consisted of cash outflows of $0.3 million towards dividend payments partially offset by cash inflows of about $0.1 million from proceeds from exercises of stock options and $29 thousand from tax benefits from exercise of stock options.

As of June 30, 2016, our working capital was $33.3 million as compared to $36.5 million as of December 31, 2015.

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

At June 30, 2016, we had open purchase orders related to our electronics manufacturing service providers of approximately $4.1 million, primarily related to inventory purchases.

At June 30, 2016, we had inventory totaling $14.7 million, of which non-current inventory accounted for $2.0 million. This compares to total inventories of $15.5 million and non-current inventory of $2.0 million as of December 31, 2015.

Off-Balance Sheet Arrangements

We have no off-balance-sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, results of operations or liquidity.

CLEARONE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The amount of deferred cost of goods sold was included in distributor channel inventories. The following table details the amount of deferred revenue, cost of goods sold, and gross profit (in thousands) as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Deferred revenue	$4,781	$4,549
Deferred cost of goods sold	1,669	1,628
Deferred gross profit	$3,112	$2,921

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

CLEARONE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Impairment of Goodwill and Intangible Assets

Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We perform impairment tests of goodwill and intangible assets with indefinite useful lives on an annual basis in the fourth fiscal quarter, or sooner if a triggering event occurs suggesting possible impairment of the values of these assets. There were no impairments recorded in the six months ended June 30, 2016 or 2015 as no impairment indicators existed. However, due to uncertainty in the industrial, technological, and competitive environments in which we operate, we might be required to exit or dispose of the assets acquired through our acquisitions, which could result in an impairment of goodwill and intangible assets.

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

To the extent we establish a valuation allowance in a period, we must include and expense the allowance within the tax provision in the consolidated statement of operations. In accordance with ASC Topic 740, “Accounting for Income Taxes”, we analyzed our valuation allowance at December 31, 2015 and determined that based upon available evidence it is more likely than not that certain of our deferred tax assets related to capital loss carryovers, state research and development credits, and foreign net operating loss carryforwards will not be realized and, accordingly, we have recorded a valuation allowance against these deferred tax assets in the amount of $1.1 million.

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

CLEARONE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Share-Based Compensation

In December 2004, the FASB issued guidelines now contained under FASB ASC Topic 718, “Compensation – Stock Compensation”. ASC Topic 718 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Primarily, ASC Topic 718 focuses on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

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

Recent Accounting Pronouncements:

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. The updated standard becomes effective for the Company on January 1, 2018. Early adoption is permitted. The Company has not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on the consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740), simplifying the presentation of deferred taxes on the balance sheet by requiring companies to classify everything as either a non-current asset or non-current liability. Early adoption of this ASU is permitted. ClearOne has adopted this standard update early as it simplified the presentation of taxes on the balance sheet and within the income tax footnote.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2016 was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer. Based on this evaluation, our management, including our Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures are effective as of June 30, 2016 to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

There was no change in our internal control over financial reporting during the quarter ended June 30, 2016 that materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2012, our Board of Directors authorized a stock repurchase program authorizing the Company to repurchase up to $2 million of our outstanding common stock. On July 30, 2012, the Board of Directors increased the repurchase amount to $3 million from the original $2 million. On February 20, 2013, the Board of Directors again increased the repurchase amount to $10 million from $3 million. On December 2, 2014, ClearOne, Inc. issued a press release announcing the declaration of future cash dividends by the Company’s Board of Directors and reported the discontinuance of this stock repurchase program. At the time of the discontinuance of this stock repurchase program, the Company had repurchased approximately $5.4 million of the Company’s stock.

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

During the three months ended June 30, 2016 we acquired the following shares of common stock under the current stock repurchase program:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30	29,675	$10.96	29,675	9,270,811
May 1 to May 31	108,513	11.29	108,513	8,045,158
June 1 to June 30	192,327	$11.28	192,327	5,876,335
Total	330,515	11.25	330,515	5,876,335

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

CLEARONE, INC.

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

ClearOne, Inc., (Registrant)

August 4, 2016	By:	/s/ Zeynep Hakimoglu
Zeynep Hakimoglu Chief Executive Officer (Principal Executive Officer)

August 4, 2016	By:	/s/ Narsi Narayanan
Narsi Narayanan Senior Vice President of Finance (Principal Financial and Accounting Officer)

