Form 10-Q
period 2016-09-30
CLEARONE INC
filed 2016-11-09
CIK 840715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of ClearOne common stock outstanding as of November 4, 2016 was 8,875,659.

CLEARONE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2016

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$12,273	$13,412
Marketable securities	7,060	7,161
Receivables, net of allowance for doubtful accounts of $49 and $54, respectively	8,483	8,692
Inventories, net	11,991	13,447
Distributor channel inventories	1,538	1,628
Prepaid expenses and other assets	2,216	1,806
Total current assets	43,561	46,146
Long-term marketable securities	20,721	19,204
Long-term inventories, net	1,753	2,018
Property and equipment, net	1,409	1,589
Intangibles, net	5,902	6,638
Goodwill	12,724	12,724
Deferred income taxes	5,093	5,093
Other assets	117	117
Total assets	$91,280	$93,529
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,587	$2,815
Accrued liabilities	2,085	2,243
Deferred product revenue	4,271	4,549
Total current liabilities	9,943	9,607
Deferred rent	122	150
Other long-term liabilities	1,260	1,203
Total liabilities	11,325	10,960
Shareholders’ equity:
Common stock, par value $0.001, 50,000,000 shares authorized, 8,892,042 and 9,183,957 shares issued and outstanding	9	9
Additional paid-in capital	46,455	46,291
Accumulated other comprehensive income (loss)	32	(166)
Retained earnings	33,459	36,435
Total shareholders’ equity	79,955	82,569
Total liabilities and shareholders’ equity	$91,280	$93,529

See accompanying notes

CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenue	$12,908	$15,913	$37,907	$43,513
Cost of goods sold	5,240	5,725	14,110	15,873
Gross profit	7,668	10,188	23,797	27,640

Operating expenses:
Sales and marketing	2,389	2,752	7,695	8,126
Research and product development	2,116	2,132	6,481	6,128
General and administrative	1,739	1,796	4,904	5,686
Total operating expenses	6,244	6,680	19,080	19,940

Operating income	1,424	3,508	4,717	7,700
Other income, net	100	54	194	244
Income before income taxes	1,524	3,562	4,911	7,944
Provision for income taxes	315	1,145	1,379	2,740
Net income	$1,209	$2,417	$3,532	$5,204

Basic earnings per common share	$0.14	$0.26	$0.39	$0.57
Diluted earnings per common share	$0.13	$0.25	$0.37	$0.54

Basic weighted average shares outstanding	8,921,480	9,139,329	9,076,305	9,119,925
Diluted weighted average shares outstanding	9,164,165	9,615,684	9,452,616	9,583,951

Comprehensive income:
Net income	$1,209	$2,417	$3,532	$5,204
Other comprehensive income:
Change in unrealized gains (losses) on available- for-sale securities, net of tax	(39)	17	179	(5)
Change in foreign currency translation adjustment	7	(8)	19	(59)
Comprehensive income	$1,177	$2,426	$3,730	$5,140

See accompanying notes

CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$3,532	$5,204
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization expense	1,408	1,551
Amortization of deferred rent	(57)	(70)
Stock-based compensation expense	494	648
Provision for (recoveries of) doubtful accounts, net	(6)	(7)
Write-down of inventory to net realizable value	458	396
Loss on disposal of assets	54	—
Tax benefit from exercise of stock options	(721)	(49)
Deferred income taxes	107	(2)
Changes in operating assets and liabilities:
Receivables	234	552
Inventories	1,353	(1,478)
Prepaid expenses and other assets	(147)	635
Accounts payable	770	(553)
Accrued liabilities	(134)	(635)
Income taxes payable	429	1,006
Deferred product revenue	(284)	(183)
Other long-term liabilities	(51)	(605)
Net cash provided by operating activities	7,439	6,410

Cash flows from investing activities:
Purchase of property and equipment	(544)	(98)
Proceeds from maturities and sales of marketable securities	5,371	5,102
Purchases of marketable securities	(6,608)	(5,987)
Net cash provided by (used in) investing activities	(1,781)	(983)

Cash flows from financing activities:
Proceeds from the exercise of stock options	736	274
Repurchase and cancellation of stock options	(1,752)	—
Tax benefits from exercise of stock options	721	49
Dividends paid	(1,373)	(639)
Repurchase and cancellation of stock	(5,139)	—
Net cash used in financing activities	(6,807)	(316)

Effect of exchange rate changes on cash and cash equivalents	10	(64)
Net increase (decrease) in cash and cash equivalents	(1,139)	5,047
Cash and cash equivalents at the beginning of the period	13,412	7,440
Cash and cash equivalents at the end of the period	$12,273	$12,487

3

CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

The following is a summary of supplemental cash flow activities:

	Nine months ended September 30,
	2016	2015
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$893	$2,285

See accompanying notes

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

These accompanying interim unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2016 and 2015, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are not audited. Certain information and footnote disclosures that are usually included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been either condensed or omitted in accordance with SEC rules and regulations. The accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of September 30, 2016 and December 31, 2015, the results of operations for the three and nine months ended September 30, 2016 and 2015, and the cash flows for the nine months ended September 30, 2016 and 2015. The results of operations for the three and nine months ended September 30, 2016 and 2015 are not necessarily indicative of the results for a full-year period. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC.

Significant Accounting Policies:

The significant accounting policies were described in Note 1 to the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2015. There have been no changes to these policies during the nine months ended September 30, 2016 that are of significance or potential significance to the Company.

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

CLEARONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for the Company beginning January 1, 2020 and we are currently evaluating the impact that ASU 2016-13 will have on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective for the Company beginning January 1, 2018 and we are currently evaluating the impact that ASU 2016-15 will have on our consolidated financial statements.

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Numerator:
Net income	$1,209	$2,417	$3,532	$5,204
Denominator:
Basic weighted average shares outstanding	8,921,480	9,139,329	9,076,305	9,119,925
Dilutive common stock equivalents using treasury stock method	242,686	476,355	376,312	464,026
Diluted weighted average shares outstanding	9,164,165	9,615,684	9,452,616	9,583,951

Basic earnings per common share	$0.14	$0.26	$0.39	$0.57
Diluted earnings per common share	$0.13	$0.25	$0.37	$0.54

Weighted average options outstanding	832,766	1,061,705	900,687	1,045,697
Anti-dilutive options not included in the computations	312,372	218,875	312,477	255,375

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

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of securities at September 30, 2016 and December 31, 2015 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
September 30, 2016
Available-for-sale securities:
Corporate bonds and notes	$20,566	$212	$(17)	$20761
Municipal bonds	6,997	28	(5)	7,020
Total available-for-sale securities	$27,563	$240	$(22)	$27,781

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
December 31, 2015
Available-for-sale securities:
Corporate bonds and notes	$20,827	$50	$(133)	$20,744
Municipal bonds	5,608	18	(5)	5,621
Total available-for-sale securities	$26,435	$68	$(138)	$26,365

CLEARONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands)

Maturities of marketable securities classified as available-for-sale securities were as follows at September 30, 2016:

	Amortized cost	Estimated fair value
September 30, 2016
Due within one year	$7,053	$7,059
Due after one year through five years	19,532	19,721
Due after five years through ten years	978	1,001
Total available-for-sale securities	$27,563	$27,781

Debt securities in an unrealized loss position as of September 30, 2016 were not deemed impaired at acquisition and subsequent declines in fair value are not deemed attributed to declines in credit quality. Management believes that it is more likely than not that the securities will receive a full recovery of par value. The available-for-sale marketable securities in a gross unrealized loss position as of September 30, 2016 are summarized as follows:

	Less than 12 months		More than 12 months		Total
(In thousands)	Estimated fair value	Gross unrealized holding losses	Estimated fair value	Gross unrealized holding losses	Estimated fair value	Gross unrealized holding losses
As of September 30, 2016
Corporate bonds and notes	$3,012	$(8)	$1,841	$(8)	$4,853	$(16)
Municipal bonds	779	(6)	315	-	1,094	(6)

	$3,791	$(14)	$2,156	$(8)	$5,947	$(22)

4. Intangible Assets

Intangible assets as of September 30, 2016 and December 31, 2015 consisted of the following:

	Estimated useful lives	September 30, 2016	December 31, 2015
Tradename	5 to 7 years	$555	$555
Patents and technological know-how	10 years	5,970	5,850
Proprietary software	3 to 15 years	4,341	4,341
Other	3 to 5 years	324	324
Total intangible assets		11,190	11,070
Accumulated amortization		(5,288)	(4,432)
Total intangible assets, net		$5,902	$6,638

The amortization of intangible assets for the three and nine months ended September 30, 2016 and September 30, 2015 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Amortization of intangible assets	$280	$315	$856	$629

The estimated future amortization expense of intangible assets is as follows:

Years ending December 31,
2016 (remainder)	$266
2017	925
2018	851
2019	778
2020	560
Thereafter	2,523
$5,902

CLEARONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands)

5. Inventories

Inventories, net of reserves, as of September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016	December 31, 2015
Current:
Raw materials	$2,460	$2,735
Finished goods	9,289	10,712
	$11,749	$13,447
Long-term:
Raw materials	$477	$375
Finished goods	1,276	1,643
	$1,753	$2,018

Long-term inventory represents inventory held in excess of our current (next 12 months) requirements based on our recent sales and forecasted level of sales. We expect to sell the above inventory, net of reserves, at or above the stated cost and believe that no loss will be incurred on its sale, although there can be no assurance of the timing or amount of any sales.

Current finished goods do not include consigned inventory in the amounts of approximately $1,538 and $1,628 as of September 30, 2016 and December 31, 2015, respectively. Distributor channel inventories represent inventories at distributors and other customers where revenue recognition criteria have not yet been achieved.

The following table summarizes the losses incurred on valuation of inventory at lower of cost or market value and write-off of obsolete inventory during the three and nine months ended September 30, 2016 and 2015, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net loss on valuation of inventory and write-off of obsolete inventory	$328	$266	$458	$396

6. Share-based Compensation

Employee Stock Option Plans

The Company’s share-based incentive plans offering stock options primarily consists of two plans. Under both plans, one new share is issued for each stock option exercised. The plans are described below.

The Company’s 1998 Incentive Plan (the “1998 Plan”) was the Company’s primary plan through November 2007. Under this plan shares of common stock were made available for issuance to employees and directors. Through December 1999, 1,066,000 options were granted that would cliff vest after 9.8 years; however, such vesting was accelerated for 637,089 of these options upon meeting certain earnings per share goals through the fiscal year ended September 30, 2003. Subsequent to December 1999 and through September 2002, 1,248,250 options were granted that would cliff vest after 6.0 years; however, such vesting was accelerated for 300,494 of these options upon meeting certain earnings per share goals through the fiscal year ended September 30, 2005.

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

Of the options granted subsequent to September 2002, all vesting schedules are based on 3 or 4-year vesting schedules, with either one-third or one-fourth vesting on the first anniversary and the remaining options vesting ratably over the remainder of the vesting term. Generally, directors and officers have 3-year vesting schedules and all other employees have 4-year vesting schedules. Additionally, in the event of a change in control or the occurrence of a corporate transaction, the Company’s Board of Directors has the authority to elect that all unvested options shall vest and become exercisable immediately prior to the event or closing of the transaction. All options outstanding as of September 30, 2016 had contractual lives of ten years. Under the 1998 Plan, 2,500,000 shares were authorized for grant. As of September 30, 2016, there were 150,000 options outstanding under the 1998 Plan, which includes the cliff vesting and 3 or 4-year vesting options discussed above. As of September 30, 2016, there were 691,816 options outstanding under the 2007 Plan. As of September 30, 2016, the 2007 Plan had 859,410 authorized unissued options, while there were no options remaining that could be granted under the 1998 Plan.

CLEARONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands)

A summary of the stock option activity under the Company’s plans for the nine months ended September 30, 2016 is as follows:

	Number of shares	Weighted average exercise price
Options outstanding at beginning of year	1,028,935	$6.03
Granted	204,700	11.77
Less:
Exercised	147,085	4.56
Repurchased	225,542	4.37
Canceled or Expired	19,192	11.30
Options outstanding at September 30, 2016	841,816	8.01
Options exercisable at end of September 30, 2016	537,200	$6.22

As of September 30, 2016, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, was approximately $1,229, which will be recognized over a weighted average period of 2.38 years.

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

Employee Stock Purchase Plan

The Company issues shares to employees under the Company’s 2014 Employee Stock Purchase Plan (the “ESPP”). The ESPP was approved by the Company’s shareholders on December 12, 2014. As of September 30, 2016, 480,444 of the originally approved 500,000 shares were available for offerings under the ESPP. Offering periods under the ESPP commence on each January 1 and July 1, and continue for a duration of nine months. The ESPP is available to all employees who do not own, or not are deemed to own, shares of stock making up an excess of 5% of the combined voting power of the Company, its parent or subsidiary. During each offering period, each eligible employee may purchase shares under the ESPP after authorizing payroll deductions. Under the ESPP, each employee may purchase up to the lesser of 2,500 shares or $25 of fair market value (based on the established purchase price) of the Company’s stock for each offering period. Unless the employee has previously withdrawn from the offering, his or her accumulated payroll deductions will be used to purchase common stock on the last business day of the period at a price equal to 85% (or a 15% discount) of the fair market value of the common stock on the first or last day of the offering period, whichever is lower.

Share-based compensation expense has been recorded as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Cost of goods sold	$7	$5	$18	$15
Sales and marketing	15	32	42	111
Research and product development	40	33	106	100
General and administrative	113	123	328	422
	$175	$193	$494	$648

CLEARONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands)

7. Shareholders’ Equity

The following table summarizes the change in shareholders’ equity during the three and nine months ended September 30, 2016 and 2015, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Balance at the beginning of the period	$79,783	$78,665	$82,569	$76,016
Exercise of stock options	238	62	671	152
Stock repurchased	(1,024)	—	(5,139)	—
Options repurchased	—	—	(1,752)	—
Proceeds from stock purchase plan	21	40	65	40
Dividends	(449)	—	(1,373)	(639)
Share-based compensation	175	193	494	648
Tax benefit - stock option exercise	33	20	690	49
Unrealized gain or loss on investments, net of tax	(38)	17	179	(5)
Foreign currency translation adjustment	7	(8)	19	(59)
Net income during the period	1,209	2,417	3,532	5,204
Balance at end of the period	$79,955	$81,406	$79,955	$81,406

On August 10, 2016, the Company announced a quarterly cash dividend of $0.05 per share which was paid on September 7, 2016 to shareholders of record as of August 24, 2016.

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

Level 3 - Unobservable inputs.

The substantial majority of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. The following table sets forth the fair value of the financial instruments re-measured by the Company as of September 30, 2016 and December 31, 2015:

	Level 1	Level 2	Level 3	Total
September 30, 2016
Corporate bonds and notes	$—	$20,761	$—	$20,761
Municipal bonds	—	7,020	—	7,020
Total	$—	$27,781	$—	$27,781

	Level 1	Level 2	Level 3	Total
December 31, 2015
Corporate bonds and notes	$—	$20,744	$—	$20,744
Municipal bonds	—	5,621	—	5,621
Total	$—	$26,365	$—	$26,365

CLEARONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands)

9. Income Taxes

The Company’s forecasted effective tax rate at September 30, 2016 is 32.3%, a 3.5% decrease from the 35.8% effective tax rate recorded at December 31, 2015. The forecasted effective tax rate of 32.3% excludes jurisdictions for which no benefit from forecasted current year losses is anticipated. Including losses from such jurisdictions results in a forecasted effective tax rate of 33.3%. Our forecasted effective tax rate could fluctuate significantly on a quarterly basis and could change, to the extent that earnings in countries with tax rates that differ from that of the U.S. differ, from amounts anticipated at September 30, 2016.

After a discrete tax benefit of $303, the effective tax rate for the quarter ended September 30, 2016 is 28.0%. The discrete tax benefit is primarily attributable to a tax benefit related to stock-based compensation and changes in estimated R&D tax credits.

10. Subsequent Events

On November 1, 2016 the Company announced a quarterly cash dividend for the fourth quarter of 2016 at $0.05 per share to be paid on November 30, 2016 to shareholders of record as of November 16, 2016.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this report, other than statements of historical fact, are forward-looking statements for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any forward-looking statement. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are based upon reasonable assumptions at the time made, there can be no assurance that any such expectations or any forward-looking statement will prove to be correct. Our actual results will vary, and may vary materially, from those projected or assumed in the forward-looking statements. Future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not anticipate, including, without limitation, product recalls and product liability claims; infringement of our technology or assertion that our technology infringes the rights of other parties; termination of supplier relationships, or failure of suppliers to perform; inability to successfully manage growth; delays in obtaining regulatory approvals or the failure to maintain such approvals; concentration of our revenue among a few customers, products or procedures; development of new products and technology that could render our products obsolete; market acceptance of new products; introduction of products in a timely fashion; price and product competition, availability of labor and materials, cost increases, and fluctuations in and obsolescence of inventory; volatility of the market price of our common stock; foreign currency fluctuations; changes in key personnel; work stoppage or transportation risks; integration of business acquisitions; and other factors referred to in our reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2015. All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Additional factors that may have a direct bearing on our operating results are discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Our revenues were $12.9 million and $15.9 million during the three months ended September 30, 2016 and 2015, respectively. The revenues mainly decreased due to overall fall in demand for our products in most major markets. The revenues for three months ended September 30, 2015 also included three quarters of licensing fees reflecting the execution of a licensing agreement in Q3 of 2015 even though the fees were due from the beginning of 2015 as per the terms of the agreement. The revenues for three months ended September 30, 2015 also had the benefit of three quarters of revenue from licensing fees. Our gross profit decreased by $2.5 million during the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Gross profit declined primarily due to reduction in revenue and due to unfavorable change in product revenue and licensing fees mix. Net income decreased by $1.2 million during the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Net income for the three months ended September 30, 2016 decreased primarily due to reduction in revenues and associated gross profit, partially offset by savings due to reductions in operating expenses.

Our revenues were $37.9 million and $43.5 million during the nine months ended September 30, 2016 and 2015, respectively. The revenues decreased due to an overall fall in demand for our products in all major markets. Our gross profit decreased by $3.8 million during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Net income decreased by $1.7 million during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Net income for the nine months ended September 30, 2016 decreased primarily due to reduction in revenues and associated gross profit, partially offset by savings due to reductions in operating expenses.

Future revenue growth and income growth are dependent on the recovery of the global economy and the success of CONVERGE Pro 2, our new professional audio conferencing platform that we launched in June 2016 and that will replace our current generation of CONVERGE Pro products. We closely monitor the economic situation around the world and have developed sound operating and financial plans to overcome the challenges posed by the weak economy. Sequentially, our revenues for the three months ended September 30, 2016 grew approximately $900,000, a 7.9% increase as compared to the three months ended June 30, 2016, representing the first sequential quarterly increase in revenues since the three months ended September 30, 2015.

A detailed discussion of our results of operations follows below.

Results of Operations for the three and nine months ended September 30, 2016 and 2015

The following table sets forth certain items from our unaudited condensed consolidated statements of operations (dollars in thousands) for the three and nine months ended September 30, 2016 and 2015, respectively, together with the percentage of total revenue which each such item represents:

	Three months ended September 30,				Nine months ended September 30,
	2016	% of Revenue	2015	% of Revenue	2016	% of Revenue	2015	% of Revenue
Revenue	$12,908	100%	$15,913	100%	$37,907	100%	$43,513	100%
Cost of goods sold	5,240	41%	5,725	36%	14,110	37%	15,873	36%
Gross profit	7,668	59%	10,188	64%	23,797	63%	27,640	64%
Sales and marketing	2,389	19%	2,752	17%	7,695	20%	8,126	19%
Research and product development	2,116	16%	2,132	13%	6,481	17%	6,128	14%
General and administrative	1,739	13%	1,796	11%	4,904	13%	5,686	13%
Operating income	1,424	11%	3,508	22%	4,717	12%	7,700	18%
Other income (expense), net	100	1%	54	0%	194	1%	244	1%
Income before income taxes	1,524	12%	3,562	22%	4,911	13%	7,944	18%
Provision for income taxes	315	2%	1,145	7%	1,379	4%	2,740	6%
Net income	$1,209	9%	$2,417	15%	$3,532	9%	$5,204	12%

Revenue

Revenue for the three months ended September 30, 2016 was approximately $12.9 million, compared to $15.9 million in the three months ended September 30, 2015, which included three quarters of licensing fees reflecting the execution of a licensing agreement in Q3 of 2015 even though the fees were due from the beginning of 2015 as per the terms of the agreement. This decrease of approximately 19% is partly due to lower licensing fees and mainly due to reduced demand for our products across most regions including North America.

CLEARONE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue for the nine months ended September 30, 2016 was approximately $37.9 million, a decrease of approximately 13% compared to the nine months ended September 30, 2015. The decrease in revenue was due to reduced demand for our products across most regions. The decrease was especially stronger in the Middle East, South Africa, Asia Pacific, Northern and Central Europe and Canada. The increase in revenues from video products was more than offset by a decline in revenues from all other product lines.

The net change in deferred revenue during the nine months ended September 30, 2016 from December 31, 2015 and the nine months ended September 30, 2015 from December 31, 2014 was a net decrease in deferred revenue of $0.3 million and $0.2 million, respectively. See “Critical Accounting Policies and Estimates” under “Revenue and Associated Allowance for Revenue Adjustments and Doubtful Accounts” below for a detailed discussion of deferred revenue.

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

Our gross profit margin (GPM), which is gross profit as a percentage of revenue decreased from 64% in the three months ended September 30, 2015 to 59% in the three months ended September 30, 2016. The reduction in gross profit margin for the three months ended September 30, 2016 was mainly due to a reduction of high margin products in the revenue mix and higher licensing fees in the three months ended September 30, 2015 when compared to the three months ended September 30, 2016. The gross profit margin also reduced due to higher inventory scrapping costs arising out of moving our manufacturing facility that we acquired along with Sabine to an overseas outsourced manufacturing facility.

Our GPM was 63% and 64% for the nine months ended September 30, 2016 and 2015, respectively. The decrease in GPM was primarily due to a reduction of high margin products in the revenue mix.

Our profitability in the near-term continues to depend significantly on our revenues from professional audio conferencing products, which includes wired and wireless microphones. We hold long-term inventory and if we are unable to sell our long-term inventory, our profitability might be affected by inventory write-offs and price mark-downs.

Operating Expenses

Operating expenses for the three months ended September 30, 2016 decreased by 7% to $6.2 million from $6.7 million for three months ended September 30, 2015. Operating expenses for the nine months ended September 30, 2016 decreased by approximately $0.9 million to $19.1 million compared to $19.9 million for the nine months ended September 30, 2015.

Sales and Marketing (“S&M”) Expenses. S&M expenses include selling, customer service, and marketing expenses, such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses.

S&M expenses of approximately $2.4 million for the three months ended September 30, 2016 decreased by $0.4 million when compared to S&M expenses of $2.8 million for the three months ended September 30, 2015. The decrease was mainly due to reduction in commissions to independent agents and tradeshow costs.

S&M expenses of approximately $7.7 million for the nine months ended September 30, 2016 decreased $0.4 million, or 5%, when compared to S&M expenses of approximately $8.1 million for the nine months ended September 30, 2015. The decreases in employee related costs, commissions to employees and independent agents and tradeshow costs were partially offset by marketing, tradeshow costs and consulting expenses.

Research and Development (“R&D”) Expenses. R&D expenses include research and development and product line management, including employee-related costs, outside services, expensed materials and depreciation, and an allocation of overhead expenses.

R&D expenses of approximately $2.1 million for the three months ended September 30, 2016 remained almost unchanged from $2.1 million for the three months ended September 30, 2015.

R&D expenses of approximately $6.5 million for the nine months ended September 30, 2016 increased by $0.4 million, or 6%, when compared to R&D expenses of approximately $6.1 million for the nine months ended September 30, 2015. R&D expenses increased mainly due to increases in costs for various R&D projects and employee related costs.

General and Administrative (“G&A”) Expenses. G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs, and corporate administrative costs, including finance, information technology and human resources.

CLEARONE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

G&A expenses of approximately $1.74 million for the three months ended September 30, 2016 remained almost unchanged from $1.8 million for the three months ended September 30, 2015.

G&A expenses of approximately $4.9 million for the nine months ended September 30, 2016 decreased by $0.8 million, or 14%, when compared to G&A expenses of approximately $5.7 million for the nine months ended September 30, 2015. G&A expenses decreased due to decreases in legal expenses, audit and accounting fees, and acquisition related amortization costs and other expenses, and due to elimination of compensation expense relating to dividend equivalents. These decreases were partially offset by an increase in recruitment costs and increase in allocation of overhead costs.

Other income (expense), net

Other income (expense), net, includes interest income, interest expense, and currency gain (loss).

Provision for income taxes

During the nine months ended September 30, 2016, we accrued income taxes at the forecasted effective tax rate of 32.3% as compared to the forecasted effective tax rate of 36.3% used during the nine months ended September 30, 2015. The 4.0% decrease in the forecasted effective tax rate was primarily due to the U.S. research and development tax credit, which was in effect for the nine months ended September 30, 2016, but had not been extended as of September 30, 2015. In addition, a discrete tax benefit of $303 thousand is primarily attributable to a tax benefit related to stock-based compensation and changes in 2015 estimated R&D tax credits.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2016, our cash and cash equivalents were approximately $12.2 million, a decrease of approximately $1.2 million compared to cash and cash equivalents of approximately $13.4 million as of December 31, 2015.

Net cash provided by operating activities was $7.5 million during the nine months ended September 30, 2016, an increase in cash flow of approximately $1.1 million compared to $6.4 million of cash provided by operating activities during the nine months ended September 30, 2015. The increase in operating cash flow was primarily due to changes in operating assets and liabilities totaling $3.6 million partially offset by reduction in non-cash charges by $0.9 million and a decrease in net income of $1.7 million.

Net cash used in investing activities was approximately $1.8 million during the nine months ended September 30, 2016, an increase of $0.8 million compared to $1.0 million of cash used in investing activities during the nine months ended September 30, 2015. The increase in cash used in investing activities in nine months ended September 30, 2016 was due to an increase of about $0.5 million in purchase of property and equipment and $0.3 million in purchases of marketable securities net of proceeds from maturities and sales of marketable securities.

Net cash used in financing activities was approximately $6.8 million during the nine months ended September 30, 2016 compared to $0.3 million of cash used in financing activities during the nine months ended September 30, 2015. Financing activities during the nine months ended September 30, 2016 primarily consisted of cash outflows of $5.1 million towards stock repurchases, $1.8 million for the repurchase of stock options and $1.4 million for dividend payments partially offset by cash inflows of about $0.7 million from exercises of stock options and $0.7 million from tax benefits from exercise of stock options. Financing activities during the nine months ended September 30, 2015 primarily consisted of cash outflows of $0.6 million towards dividend payments partially offset by cash inflows of about $0.3 million from proceeds from exercises of stock options and $49 thousand from tax benefits from exercise of stock options.

As of September 30, 2016, our working capital was $33.4 million as compared to $36.5 million as of December 31, 2015.

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

At September 30, 2016, we had open purchase orders related to our electronics manufacturing service providers of approximately $5.2 million, primarily related to inventory purchases.

At September 30, 2016, we had inventory totaling $15.2 million, of which non-current inventory accounted for $1.7 million. This compares to total inventories of $15.5 million and non-current inventory of $2.0 million as of December 31, 2015.

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

The amount of deferred cost of goods sold was included in distributor channel inventories. The following table details the amount of deferred revenue, cost of goods sold, and gross profit (in thousands) as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Deferred revenue	$4,271	$4,549
Deferred cost of goods sold	1,538	1,628
Deferred gross profit	$2,733	$2,921

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

Impairment of Goodwill and Intangible Assets

Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We perform impairment tests of goodwill and intangible assets with indefinite useful lives on an annual basis in the fourth fiscal quarter, or sooner if a triggering event occurs suggesting possible impairment of the values of these assets. There were no impairments recorded in the Nine months ended September 30, 2016 or 2015 as no impairment indicators existed. However, due to uncertainty in the industrial, technological, and competitive environments in which we operate, we might be required to exit or dispose of the assets acquired through our acquisitions, which could result in an impairment of goodwill and intangible assets.

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

To the extent we establish a valuation allowance in a period, we must include and expense the allowance within the tax provision in the consolidated statement of operations. In accordance with ASC Topic 740, “Accounting for Income Taxes”, we analyzed our valuation allowance at December 31, 2015 and determined that based upon available evidence it is more likely than not that certain of our deferred tax assets related to foreign net operating loss carryforwards and foreign intangible assets will not be realized and, accordingly, we have recorded a valuation allowance against these deferred tax assets in the amount of $1.1 million.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for the Company beginning January 1, 2020 and we are currently evaluating the impact that ASU 2016-13 will have on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective for the Company beginning January 1, 2018 and we are currently evaluating the impact that ASU 2016-15 will have on our consolidated financial statements.

CLEARONE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2016 was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial and Accounting Officer. Based on this evaluation, our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, concluded that our disclosure controls and procedures are effective as of September 30, 2016 to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

There was no change in our internal control over financial reporting during the quarter ended September 30, 2016 that materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended September 30, 2016 we acquired the following shares of common stock under the current stock repurchase program:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31	39,441	$11.30	39,441	$5,430,603
August 1 to August 31	16,700	10.90	16,700	5,248,491
September 1 to September 30	35,824	11.13	35,824	4,849,675
Total	91,965	11.16	91,965	4,849,675

From March 11, 2016 to March 17, 2016, the Company offered to repurchase eligible vested options to purchase shares under the 1998 Plan and the 2007 Plan from employees. The Company repurchased delivered options at a repurchase price equal to the difference between the closing market price on the date of the employee’s communication of accepting the repurchase offer and the exercise price of such employee’s delivered options, subject to applicable withholding taxes and charges. The Company repurchased 225,542 stock options from employees at an average purchase price of $7.77

Item 3. DEFAULTS UPON SENIOR SECURITIES

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

ClearOne, Inc., (Registrant)

	By:	/s/ Zeynep Hakimoglu
November 8, 2016		Zeynep Hakimoglu Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Narsi Narayanan
November 8, 2016		Narsi Narayanan Senior Vice President of Finance (Principal Financial and Accounting Officer)

