Form 10-K
period 2016-12-31
CLEARONE INC
filed 2017-03-16
CIK 840715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2016

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to _________

Commission file number 001-33660

CLEARONE, INC.

(Exact name of registrant as specified in its charter)

Utah	87-0398877
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

5225 Wiley Post Way, Suite 500, Salt Lake City, Utah	84116
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code)	801-975-7200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name on each exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company. See the definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act. (Check one):

Larger Accelerated Filer [ ]	Accelerated Filer [X]	Non-Accelerated Filer [ ]	Smaller Reporting Company [ ]
(Do not check if a smaller reporting Company)

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

The aggregate market value of the shares of voting common stock held by non-affiliates was approximately $65.2 million at June 30, 2016, (the Company’s most recently completed second fiscal quarter), based on the $11.20 closing price for the Company’s common stock on the NASDAQ Capital Market on such date. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

The number of shares of ClearOne common stock outstanding as of March 15, 2017 was 8,746,870.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III is incorporated by reference from registrant’s proxy statement for the 2017 annual meeting of shareholders or an amendment to this Annual Report on Form 10-K, which will be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year ended December 31, 2016.

CLEARONE, INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2016

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

ITEM 1. BUSINESS

GENERAL

ClearOne (the Company) was formed as a Utah corporation in 1983 organized under the laws of the State of Utah. The Company is headquartered in Salt Lake City, Utah, with locations in Gainsville, Florida; Austin, Texas; Corvallis, Oregon; Hong Kong; Israel, Spain and United Arab Emirates.

We are a global company that designs, develops and sells conferencing, collaboration, network streaming and digital signage solutions for audio/voice and visual communications. The performance and simplicity of our advanced comprehensive solutions enhance the quality of life and offer unprecedented levels of functionality, reliability and scalability.

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

│1│

ITEM 1-BUSINESS

Acquisitions

On April 1, 2014, we completed the acquisition of Spontania from Spain-based Dialcom Networks, S.L. in an all-cash deal for €3.66 million (approximately US$5.1 million). Spontania, a software-based cloud collaboration solution, combines the benefits of video conferencing and web conferencing into an enterprise solution that can scale to tens of thousands of users. The addition of Spontania was made with the intent to make us the only company offering an entirely software-based video conferencing product line and to provide on-premise cloud-based Software-as-a-Service (SaaS) and Platform-as-a-Service (PaaS) solutions complementing our existing premise-based, enterprise video conferencing offering, COLLABORATE®.

On March 7, 2014, we completed the acquisition of Sabine, Inc. (“Sabine”) through a stock purchase agreement (“SPA”). Sabine manufactured, designed and sold Sacom professional wireless microphone systems for live and installed audio. It also manufactured the FBX Feedback Exterminator for reliable automatic feedback control. With the addition of Sabine, we have reliable and exclusive access to the wireless microphones that are a critical component of our complete microphone portfolio. Pursuant to the SPA, we (i) paid initial consideration of $6.89 million in cash and approximately $1.68 million in ClearOne shares. In addition, we paid off Sabine debt of $1.25 million and may be required to make earn-out payments over a three-year period from the acquisition date based on achievement of certain performance criteria.

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

Company Information

Our website address is www.clearone.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports are available, free of charge, on our website in the “Investor Relations” section under “Company.” These reports are made available as soon as reasonably practicable after we file such material with, or furnish it to, the SEC.

For a discussion of certain risks applicable to our business, results of operations, financial position, and liquidity, see the risk factors described in “Item 1A, Risk Factors” below.

Our Business Strategy

We currently participate in the following markets:

●	Professional audio visual, including audio conferencing, web conferencing and video conferencing and collaboration;
●	Professional microphones which includes our patented beamforming microphones, ceiling microphones and wireless microphones;
●	Media collaboration including interactive whiteboarding, webinar and training tools
●	Network streaming and digital signage which includes audio and video networking, media streaming, video walls and digital signage.
●	Unified communications, including telephony

│2│

ITEM 1- BUSINESS

Our business goals are to:

●	Maintain our leading global market share in professional audio conferencing products for large businesses and organizations;
●	Position ClearOne as the preferred AV channel partner uniquely offering a complete value-chain of natively integrated solutions from audio to video maximizing AV partner profitability;
●	Extend total addressable market from installed audio beachhead to adjacent complementary markets – microphones, video collaboration and networked audio and video streaming;
●	Continue to leverage the video conferencing, collaboration and network streaming technologies to enter new growth markets;
●	Focus on the small and medium business (SMB) market with scaled, lower cost and less complex products and solutions;
●	Capitalize on the growing adoption of information technology channels and introduce more products to these channels;
●	Capitalize on emerging market trends as audio visual, information technology, and digital signage converge to meet enterprise and commercial multimedia needs and the users shift from high-priced systems to low cost appliances and cloud solutions;
●	Leverage software-based platforms to provide disruptive cloud and networked video conferencing, collaboration and streaming solutions that complement our audio solutions;
●	Expand and strengthen our sales channels;
●	Consider disciplined strategic acquisitions

We will continue to focus on our core strengths, which include the following:

●	Providing a superior conferencing and collaboration experience;
●	Delivering the complete value chain for audio visual communication;
●	Significantly impacting network streaming and control;
●	Offering greater innovation, interoperability and value to our customers and partners;
●	Leveraging and extending ClearOne technology, leadership and innovation;
●	Leveraging our strong domestic and international channels to distribute new products; and
●	Strengthening existing customer and partner relationships through dedicated support.

PRODUCTS

Our products can be broadly categorized into the following:

●	Professional audio conferencing including professional microphones
●	Visual communication products including media collaboration and network streaming.
●	Unified communications audio end points

PROFESSIONAL AUDIO CONFERENCING INCLUDING MICROPHONES

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

Our professional audio communication products, including premium conferencing and professional microphones, contributed 78%, 80% and 77% of our consolidated revenue in 2016, 2015 and 2014, respectively.

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

│3│

ITEM 1 - BUSINESS

Professional Conferencing, Sound Reinforcement

We occupy the number one position in the global professional audio conferencing market with more than 50% of the total global market share. We have been developing high-end, professional conferencing products since 1991 and believe we have established strong brand recognition for these products worldwide. Our professional conferencing products include the CONVERGE® Pro, CONVERGE Pro 2 and CONVERGE SR product lines.

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

We started shipping some of the SKUs of the next generation of CONVERGE Pro products broadly called as CONVERGE Pro 2. CONVERGE Pro 2’s DSP platform satisfies clients’ diverse audio needs with these features:

●	The very latest and most powerful audio DSP algorithms, including acoustic echo cancellation, noise cancellation, feedback elimination, gain and level control, and microphone gating;
●	More microphone inputs to supply greater flexibility;
●	Integration of VoIP or telephony, USB, and Dante™ for maximum functionality;
●	A new expansion bus that delivers increased audio-channel scalability to support large audio projects;
●	New native interface that enables daisy-chaining for any combination of ClearOne peripheral devices, such as the new Beamforming Microphone Array 2 and/or the new DIALOG® 20 Wireless Microphone system; and
●	New software that includes both a traditional matrix view and the unique ClearOne FlowView™.

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

Professional Microphones: Beamforming Microphone Array

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

Beamforming Microphone Array 2, the next generation Beamforming Microphone Arrays started shipping in the last quarter of 2016. The Beamforming Microphone Array 2 affirms ClearOne’s clear industry leadership in delivering:

│4│

ITEM 1 - BUSINESS

●	Significantly enhanced and new echo cancellation, using direction of arrival determination for demanding acoustic environments;
●	Faster convergence and better adaptation to changes in room acoustics, such as ambient noise from chairs moving, doors closing, chatter in the background, or any spikes in sound that alter the path of the audio, using separate acoustic echo cancellation for each fixed beam and inhibiting beam selection when the far end is active;
●	Dramatically better mic pickup, including using an augmenting microphone signal, sharpening the capability to detect softer voices;
●	Natural and clearly intelligible audio, even when two people speak at once; and
●	Zero consumption of analog mic inputs in the CONVERGE Pro 2 DSP mixer.

Professional Microphones: Ceiling Microphone Array

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

Professional Microphones: Wireless Microphones

ClearOne also introduced WS800 Wireless Microphone Systems, including four new models of wireless microphones/transmitters (Tabletop/boundary, Gooseneck, Handheld, Bodypack) and a base-station receiver with either 4 or 8 channels, which connect to professional audio mixers. The wireless system combines ease-of-use with the most reliable security and power. ClearOne began shipping the WS800 Wireless Microphone Systems in January 2013. Through the Sabine acquisition, we also began shipping Sacom branded Wireless Microphone Systems in 2014. During 2015, our portfolio of wireless microphone systems was enhanced by the introduction of digital compressed versions, Dante standard compatible versions and more frequency ranges catering to various international markets.

UNIFIED COMMUNICATIONS AUDIO END POINTS

Our unified communications audio end points include (i) traditional tabletop conferencing phones used in conference rooms and offices and (ii) affordable personal conferencing products that can be used with PCs, laptops, tablets, smartphones, and other portable devices. Our unified communications audio end points contributed approximately 11%, 13% and 17% of our consolidated revenue in 2016, 2015 and 2014, respectively.

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

│5│

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

VISUAL COMMUNICATIONS

Our visual communication products include media collaboration and network streaming products. Our visual communication products contributed 11%, 7% and 6% of our consolidated revenue in 2016, 2015 and 2014, respectively.

Media Collaboration:

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

COLLABORATE Desktop is a versatile application for any PC or laptop user in organizations of any size. Available with up to 1080p resolution, the COLLABORATE Desktop offers multiple media transmitting capabilities for video, audio and data. Using ClearOne’s DualStream™ technology, the application has the ability to send and receive video and data streams simultaneously with its additional streaming capability, ClearOne’s Simulcast™ allows COLLABORATE Desktop users to chair or participate in corporate broadcasts.

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

The new COLLABORATE® Room Pro all-in-one appliance combines high-definition 1080p60 video with ClearOne’s wildly popular Beamforming Microphone Array for the best audio available on any self-contained video conferencing solution, without using an external DSP unit for audio processing. This new system, available with a 9-party MCU, also includes many media collaboration tools that usually purchased separately, such as: streaming, recording and content creation, presentation.

UNITE™ PTZ Camera complements the COLLABORATE product line, and comes with DVI-I (for digital and analog output) and USB 3.0 connectivity that enables users to easily add Full-HD video to UC or video applications running on desktop/laptop. With powerful optical zoom and wide field of view make this camera more suitable for medium to large meeting spaces. Full high definition video in up to 1080p60 resolution helps the remote sites in video conferencing see every detail, even when displayed on a large screen. During the first quarter of 2016 we launched the ClearOne UNITE® 200 PTZ Camera, a superbly versatile, professional-grade, HD video camera complete with USB, HDMI, and IP connections that can be used for the widest possible range of applications at a price significantly lower than competitive models.

│6│

ITEM 1 - BUSINESS

Through the Spontania acquisition in 2014, ClearOne started offering Spontania cloud-based Media Collaboration solutions. Spontania empowers customers to deploy video collaboration without the heavy burden of expensive infrastructure. It also allows service providers and partners to expand their offerings by deploying the technology within their own networks. Spontania complements ClearOne’s premise-based COLLABORATE enterprise video collaboration portfolio. The complete ClearOne video portfolio now can serve a full range of video collaboration needs for enterprise, SMB, healthcare, education, and other customers, whether they are seeking those solutions deployed in their private data centers or in the ClearOne Spontania cloud. ClearOne now offers its partners and end users a clear choice between public cloud, private cloud, and on-premise solutions.

Network Streaming and Digital Signage:

Our network streaming products are primarily sold under VIEW™ and VIEW Pro brands deliver the ultimate IP A/V experience by streaming time sensitive high definition audio and video and control over TCP/IP networks. By combining audio and/or video content, meta-data and control signals into one digital stream in harmony with industry standards, its distributed, edge of the network architecture allows the hardware and the processing power to be distributed across any existing TCP/IP network. This leverages many of the advantages of using TCP/IP over traditional analog systems and other centrally controlled IP-based systems. The ClearOne VIEW and VIEW Pro products are powered by ClearOne’s patented StreamNet® technology. A user can activate and control a single audio source or combination of audio sources, video sources, security systems, HVAC systems, lighting, and other room or facility monitoring functions such as paging or security access by just a single touch to its attractive touch screens. Alternatively, any PC, laptop, tablet, iPod, or other device with a built-in web browser with Flash can control the equipment connected to the system. The VIEW and VIEW Pro systems have no limits on the numbers of sources, displays, or amplifiers in a project and can be used in venues from high-end residential homes to large-scale commercial projects.

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

VIEW Pro solution provides 1080p60, H.264 high definition HDMI video-audio, 4:4:4 true-color, 24 bit per pixel video output. It comes with dual inputs encoder and single output decoder with balanced audio, general purpose control ports and clock synchronized video output. VIEW Pro system also provides multi-view video composition and video-wall features using its built-in video processing engine, without using external expensive hardware video processors. This continues to be truly differentiated in the professional market by offering complete AV streaming and distribution systems that can scale to fulfill projects of any size and complexity, from light commercial to the very largest environments. VIEW Pro products include E110 and E120 encoders and D110 and D210 decoders. VIEW Pro solution also comes with multiple license options including audio mixing, video composition, video wall, multicast RTSP, local playback and USB HID.

During the second quarter of 2016, we introduced the new VIEW CONSOLE configuration management software. This software gives integrators a comprehensive platform from which to configure, manage, monitor, and control VIEW system installation using an easy, modern interface. The new toolset, which spotlights the latest in advanced software development technologies, works across ClearOne’s full line of VIEW/VIEW Pro products.

At the end of May 2016, we introduced a new flexible and single-channel-priced VIEW® Pro E110 Encoder — designed for single-media input settings. E110 Encoder delivers high-quality video with configurable 4:4:4 and 4:2:0 color sampling; standards-based streaming formats; 1080p60, H.264-based, high-profile encoding with lossless compression; very low end-to-end latency; and full HDCP support. We also introduced the innovative new entry-level VIEW Pro D310 Decoder featuring all the basic functionality to fully satisfy simple applications while delivering superb price-to-performance value. D310 Decoder features convenience in its small footprint and easy mounting behind any display. It delivers full-screen, single-image video; high-quality video with 4:2:0 video color sampling; and 1080p60, H.264-based high-profile decoding with lossless compression.

│7│

ITEM 1 - BUSINESS

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

Our product sales generated in the United States and outside the United States for the years ended December 31 are as follows:

Revenue in millions	2016		2015		2014
	Revenue	%	Revenue	%	Revenue	%
In the United States	$31.8	65%	$39.6	68%	$39.8	69%
Outside United States	$16.8	35%	$18.2	32%	$18.1	31%
	$48.6	100%	$57.8	100%	$57.9	100%

We sell directly to our distributors, resellers and end-users in approximately 60 countries worldwide. We anticipate that the portion of our total product revenue from international sales will continue to be a significant portion of our total revenue as we further enhance our focus on developing new products, establishing new channel partners, strengthening our presence in key growth areas, complying with regional environmental regulatory standards, and improving product localization with country-specific product documentation and marketing materials.

Distributors, Resellers and Independent Integrators

We sold our products directly to approximately 341 distributors and direct resellers throughout the world during 2016. Distributors and resellers purchase our products at a discount from list price and resell them worldwide to hundreds of independent systems integrators, telephony value-added resellers, IT value-added resellers, and PC dealers on a non-exclusive basis. Our distributors maintain their own inventory and accounts receivable and are required to provide technical and non-technical support for our products to the next level of distribution participants. We work with our distributors and resellers to establish appropriate inventory stocking levels. We also work with our distributors and resellers to maintain relationships with our existing systems integrators, dealers, and other value-added resellers.

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

│8│

ITEM 1 - BUSINESS

Customers

We do not get comprehensive reports from our distributors and resellers that identify our end-users. As a result, we do not know whether any end-user accounted for more than 10 percent of our total revenue during any of the periods reported in this Annual Report. However, revenues included sales to Starin Marketing, which represented approximately 16.3% of consolidated revenue during the year ended December 31, 2016 with no other end-user accounting for more that 10 percent. During the year ended December 31, 2015 sales to Starin Marketing and VSO Marketing represented approximately 14.2% and 10.4% of consolidated revenue, respectively. During the year ended December 31, 2014 sales to Starin Marketing represented approximately 16% of consolidated revenue with no other end-user accounting for more that 10 percent.

As discussed above, distributors facilitate product sales to a large number of independent systems integrators, dealers, and value-added resellers, and subsequently to their end-users. The loss of one or more distributors could reduce revenue and have a material adverse effect on our business and results of operations. Our shipped orders on which we had not recognized revenue were $3.9 million and $4.5 million as of December 31, 2016 and 2015, respectively. We had a backlog of unshipped orders of approximately $0.6 million and $0.2 million as of December 31, 2016 and 2015, respectively.

Competition

The audio-visual product markets are characterized by intense competition, rapidly evolving technology, and increased business consolidation. We compete with businesses having substantially greater financial, research and product development, manufacturing, marketing, and other resources. If we are not able to continually design, manufacture, and successfully market new or enhanced products or services that are comparable or superior to those provided by our competitors and at comparable or better prices, we could experience pricing pressures and reduced sales, gross profit margins, profits, and market share, each of which could have a materially adverse effect on our business. Our competitors vary within each product category. We believe we are able to differentiate ourselves and therefore successfully compete as a result of the high audio quality of our products resulting from a combination of proprietary and highly advanced audio signal processing technologies and networking technology in the form of trade secrets and patented intellectual property, technical and channel support services, and the strength of our channels and brands.

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

In the professional audio conferencing system and sound reinforcement markets our main competitors include AcousticMagic, Biamp, Bose, Crestron, Extron, Harman, Peavey, Phoenix Audio, Polycom, QSC, Symetrix, Vaddio and Yamaha and their original equipment manufacturing (OEM) partners, along with several other companies potentially poised to enter the market. We occupy the number one position in the global professional audio conferencing market with more than 50% of the global market share.

In the professional microphones market, our primary competitors include AKG, Audio Technica, Audix, Avlex, Beyerdynamic, Biamp, Clock Audio, Lectrosonics, Media Vision, Nureva, Phoenix Audio, Polycom, Sennheiser, Shure, TeachLogic, TOA and Yamaha and their OEM partners.

In the traditional tabletop conferencing market, we face significant competition from Avaya/Konftel, Phoenix Audio, Polycom and Yamaha, and especially from their OEM partnerships. A significant portion of the tabletop market is covered by sales through OEM partnerships. While we believe MAX products have unique features and superior quality, our limited OEM partnerships and pricing pressures from higher volume competitors limit our ability to expand our existing share of this market.

Our primary competitors in the personal conferencing market are GN Netcom (Jabra), Logitech, Phoenix Audio, Plantronics, Polycom and Yamaha and their OEM partners.

│9│

ITEM 1 - BUSINESS

Our video conferencing products face tremendous competition from well established players as well as emerging players, including Acano, Avaya, Aver, Barco, Blue Jeans, Cisco, Citrix, FuzeBox, Huawei, InFocus, Kramer, Logitech, Magor, Microsoft, Pexip, Polycom, Starleaf, Telylabs, UNIFY, Vidyo, Yealink, Zoom and ZTE. We believe the migration of video conferencing from hardware-based codecs to software-based codecs provides an opportunity for us to differentiate our products and gain market share.

Our network streaming products which includes digital signage products face intense competition from a few well-established corporations of diversified capabilities and strengths, including Atlona, Aurora Multimedia, Barco, Biamp, Broadsign, Cisco, Crestron, Extron, Gefen, Goopie, Haivision, Hall Research, Infocus (Jupiter), Key Digital, Kramer, Liberty AV, Magenta Research, Matrox, Mediasite, Ncast, RGB Spectrum, Scala, Spinetix, SVSi Volante, Teracue, Tightrope, tvONE, UCView, VBrick, Visionary Solutions, Visix, WyreStorm and ZeeVee. We believe that our pioneering and patented StreamNet technology delivers superior audio and video streaming performance and flexibility and provides us with a competitive edge over other industry players.

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

Sources and Availability of Raw Materials

We manufacture our products through electronics manufacturing services (“EMS”) providers, who are generally responsible for sourcing and procuring required raw materials and components. Most of the components that our EMS providers require for manufacturing our products are readily available from a number of sources.

We continually work with our EMS providers to seek alternative sources for all our components and raw material requirements to ensure higher quality and better pricing. Most of our EMS providers and their vendors are duly qualified by our corporate quality assurance process. We work with our EMS providers to ensure that raw materials and components conform to our specifications.

Manufacturing

Currently, all of our products except a few digital signage products are manufactured by EMS providers. Our primary EMS provider is Flextronics. The digital signage products are assembled in our Salt Lake City, Utah facility.

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

Research and Product Development

We are committed to research and product development and view our continued investment in research and product development as a key ingredient to our long-term business success. Our research and product development expenditures were approximately $8.6 million, $8.3 million and $9.0 million, during the years ended December 31, 2016, 2015 and 2014, respectively.

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

│10│

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

Employees

As of December 31, 2016, we had 151 full-time employees. Of these employees, 93 were located in our Salt Lake City location, 31 in other U.S. locations, and 27 in locations outside the U.S. None of our employees are subject to a collective bargaining agreement and we believe our relationship with our employees is good. We also hire contractors with specific skill sets to meet our operational needs.

│11│

ITEM 1A - RISK FACTORS

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

│12│

ITEM 1A - RISK FACTORS

Our profitability may be adversely affected by our continuing dependence on our distribution channels.

We market our products primarily through a network of distributors who in turn sell our products to value-added resellers. All of our agreements with such distributors and other distribution participants are non-exclusive, terminable at will by both party, and generally short-term. No assurances can be given that any or all such distributors or other distribution participants will continue their relationship with us. Distributors and, to a lesser extent, value-added resellers cannot easily be replaced and any loss of revenues from these and other sources or our inability to reduce expenses to compensate for such loss of revenue could adversely affect our net revenue and profit margins.

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

Additionally, we offer our distributors price protection on their inventory of our products. If we reduce the list price of our products, we will compensate our distributors for the respective products that remain in their inventory on the date the price adjustment becomes effective, provided that they have been providing inventory reports consistently and the inventory was bought within the six months preceding the price adjustment date. Our net revenue and profit margins could be adversely affected if we reduce product prices significantly or distributors happen to have significant on-hand inventory of the affected product at the time of a price reduction. Further, if we do not have sufficient cash resources to compensate distributors on terms satisfactory to them or us, our price protection obligations may prevent us from reacting quickly to changing market conditions.

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

We defer recognition of revenue from product sales to distributors until the return privilege has expired, which approximates when product is sold-through to customers of our distributors. At each quarter-end, we evaluate the inventory in the channel through information provided by our distributors. We use this information to determine the amount of inventory in the channel, and the appropriate revenue and cost of goods sold associated with those channel products. We cannot guarantee that the third party data as reported will be accurate. We sample test the inventory of a limited number of distributors on an annual basis, most recently in the fourth quarter of 2016, to gain a comfort level of inventory levels reported, however, inventory levels could contain inaccuracies for items we do not sample.

│13│

ITEM 1A - RISK FACTORS

We depend on an outsourced manufacturing strategy, and any disruption in outsourced services could negatively impact our product availability and revenues.

We outsource the manufacturing of all of our products except digital signage and wireless microphone products to electronics manufacturing services (“EMS”) providers located in both the U.S. and Asia. If any of these EMS providers experience (i) difficulties in obtaining sufficient supplies of components, (ii) component prices significantly exceeding anticipated costs, (iii) an interruption in their operations, or (iv) otherwise suffers capacity constraints, we could experience a delay in production and shipping of these products, which would have a negative impact on our revenue. Should there be any disruption in services due to natural disaster, economic or political difficulties, transportation restrictions, acts of terror, quarantines or other restrictions associated with infectious diseases, or other similar events, or any other reason, such disruption could have a material adverse effect on our business. Operating in the international outsourcing environment exposes us to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, and potentially adverse tax consequences, which could materially affect our results of operations. Currently, we have no second source of manufacturing for a portion of our products.

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

│14│

ITEM 1A - RISK FACTORS

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

Any acquisition involves numerous risks and challenges, including difficulties and time involved in integrating the operations, technologies and products of the acquired companies, entering new business or product lines, the diversion of our management’s attention from other business concerns, geographic dispersion of operations, generating market demand for expanded product lines and the potential loss of key customers or employees of an acquired Company. Failure to achieve the anticipated benefits of these and any future acquisitions or to successfully integrate the operations of these or any other companies or assets we acquire, could also harm our business, results of operations and cash flows. Additionally, we cannot assure you that we will not incur material charges in future periods to reflect additional costs associated with these acquisitions or any future acquisitions we may make.

Profitability could be negatively impacted if we do not adequately forecast the demand for our products and are unable to monetize our long-term inventories.

We hold approximately $1.7 million in long-term inventories. There can be no assurance that we will be able to successfully anticipate changing consumer preferences and product trends or economic conditions and, as a result, we may not successfully monetize our long-term inventory. Inventory levels in excess of consumer demand may result in inventory write-downs and the sale of excess inventory at discounted prices, which could have an adverse effect on the image and reputation of our brands and negatively impact profitability.

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

│15│

ITEM 1A - RISK FACTORS

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

We currently rely primarily on a combination of trade secrets, copyrights, trademarks, patents, patents pending, and nondisclosure agreements to establish and protect our proprietary rights in our products. Our success is dependent in part on obtaining, maintaining and enforcing our intellectual property rights If we are unable to obtain, maintain and enforce intellectual property legal protection covering our products, then no assurances can be given that others will not independently develop technologies similar to ours, or duplicate or design around aspects of our technology. In addition, we cannot assure that any patent or registered trademark owned by us will not be invalidated, circumvented or challenged, or that the rights granted thereunder will provide competitive advantages to us. Costly litigation may be necessary to enforce our intellectual property rights. We believe our products and other proprietary rights do not infringe upon any proprietary rights of third parties; however, we cannot ensure that third parties will not assert infringement claims in the future. In addition, we may initiate litigation to enforce our intellectual property rights, which may prompt our adversaries in such litigation to challenge the validity, scope or enforceability of our intellectual property. Our industry is characterized by vigorous protection of intellectual property rights. Such claims and the resulting litigation can be expensive and could divert our attention, regardless of the merit of such claims. In the event of a successful claim, we might be required to license third-party technology or redesign our products, which may not be possible or economically feasible.

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

│16│

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

We depend on our ability to hire and retain qualified key and highly skilled employees to manage, research and develop, market, and service new and existing products. Competition for such key and highly-skilled employees is intense, and we may not be successful in attracting or retaining such personnel. To succeed, we must hire and retain employees who are highly skilled in the rapidly changing communications and Internet technologies. Individuals who have the skills and can perform the services we need to provide our products and services are in great demand. Because the competition for qualified employees in our industry is intense, hiring and retaining employees with the skills we need is both time-consuming and expensive. We may not be able to hire enough skilled employees or retain the employees we do hire. In addition, provisions of the Sarbanes-Oxley Act of 2002 and related rules of the SEC impose heightened personal liability on some of our key employees. The threat of such liability could make it more difficult to identify, hire and retain qualified key and highly-skilled employees. We have relied on our ability to grant stock options as a means of recruiting and retaining key employees. Accounting regulations requiring the expensing of stock options will impair our future ability to provide these incentives without incurring associated compensation costs. If we are unable to hire and retain employees with the skills we seek, our ability to sell our existing products, systems, or services or to develop new products, systems, or services could be hindered with a consequent adverse effect on our business, results of operations, financial position, or liquidity. In addition, given the current political climate regarding the U.S. immigration laws, we may not be able attract highly-skilled technical employees from abroad.

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

│17│

ITEM 1A - RISK FACTORS

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

We may become subject to adverse determinations with respect to certain legal claims.

On or about October 24, 2016, we received written notice from the United States Department of Labor, Occupational Health and Safety Administration ("OSHA") that a complaint had been filed against the Company by a former employee.  Among other things, the complaint to OSHA alleges harassment, retaliation, and violations of 18 U.S.C.A. Section 1514A, et seq. (the "Sarbanes-Oxley Act") arising out of allegations previously made by the employee and the termination of the person’s employment with the Company on or about August 17, 2016 (the “OSHA Complaint”). The Company denies the allegations in the OSHA Complaint, has not discovered any evidence of wrongdoing with respect to the allegations previously made by the former employee, and is vigorously defending the claims. As of February 28, 2017, we have incurred approximately $927,000 in attorneys’ fees and costs relating to the OSHA Complaint. On March 2, 2017, the Company received notice that the same former employee who initiated the OSHA Complaint also has filed a complaint with the Utah Labor Commission, Anti-Discrimination & Labor Division (the “Utah Complaint”) alleging that the employee's termination was discriminatory based upon a disability or, in the alternative, retaliatory for substantially the same reasons alleged in the OSHA Complaint. The Company is in the process of assessing the Utah Complaint and intends to vigorously defend it. We may incur additional expenses related to legal and related services rendered in connection with these matters and/or related matters in future periods and will recognize these expenses when they are incurred. Expenses related to the defense of the OSHA Complaint, the Utah Complaint and/or related matters may include uncertain but potential liabilities from any future unspecified governmental investigations and/or proceedings; any future unspecified civil litigation; and future unspecified expenses. We have not accrued any amount for contingent liability with respect to this matter. Due to the uncertainty and expense of litigation, there exists the possibility of adverse outcomes which are neither predictable nor estimable at this time. An adverse outcome with respect to the OSHA Complaint, the Utah Complaint and/or the allegations set forth therein could have a material adverse effect on our financial condition, results of operations and cash flows in the future.

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

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our employees, customers, licensors, vendors and business partners, including personally identifiable information of our customers and employees, in our data centers and on our networks. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Security breaches have occurred with increased frequency and sophistication in recent years. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations, and damage our reputation, which could adversely affect our business.

│18│

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

The market price of our common stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price of our common stock may be significantly affected by a variety of factors, including the following:

●	statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to the market in which we do business or relating to us specifically;
●	disparity between our reported results and the projections of analysts;
●	the shift in sales mix of products that we currently sell to a sales mix of lower-gross profit product offerings;
●	the level and mix of inventory held by our distributors;
●	the announcement of new products or product enhancements by us or our competitors;
●	technological innovations by us or our competitors;
●	success in meeting targeted availability dates for new or redesigned products;
●	the ability to profitably and efficiently manage our supply of products and key components;
●	the ability to maintain profitable relationships with our customers;
●	the ability to maintain an appropriate cost structure;
●	quarterly variations in our results of operations;
●	general consumer confidence or market conditions, or market conditions specific to technology industry;
●	domestic and international economic conditions;
●	unexpected changes in regulatory requirements and tariffs;
●	our ability to report financial information in a timely manner;
●	the markets in which our stock is traded;
●	our ability to integrate the companies we have acquired; and
●	our ability to successfully utilize our cash reserves resulting from the settlement of litigation and arbitration matters.

Rights to acquire our common stock could result in dilution to other holders of our common stock.

As of December 31, 2016, there were outstanding options to acquire approximately 0.85 million shares of our common stock at a weighted average exercise price of $8.06 per share. During the terms of these options, the holders thereof will have the opportunity to profit from an increase in the market price of the common stock. The existence of these options may adversely affect the terms on which we can obtain additional financing, and the holders of these options can be expected to exercise such options at a time when we, in all likelihood, would be able to obtain additional capital by offering shares of our common stock on terms more favorable to us than those provided by the exercise of these options.

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

│19│

ITEM 1A - RISK FACTORS

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

│20│

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We occupy a 5,000 square-foot facility in Gainsville, Florida under the terms of an operating lease that expires in February 2021 with the possibility of renewing the lease for 10 more years. The Gainesville facility was used primarily to support out research and development activities.

We lease a 4,700 square-foot office facility in Hod Hasharon, Israel under the terms of an operating lease expiring in December 2017 which serves to support our research and development activities. Upon expiration, we will have the option to extend the lease for two additional years.

We currently occupy a 31,000 square-foot facility in Salt Lake City, Utah under the terms of an operating lease expiring in May 2019, which supports our principal administrative, sales, marketing, customer support, and research and product development activities.

We occupy a 7,070 square-foot facility in Austin, Texas - under the terms of an operating lease expiring in October 2019. This facility support our administrative, sales, marketing, customer support, and research and development activities.

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

│21│

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NASDAQ Capital Market under the symbol CLRO. On March 15, 2017, there were 8,746,870 shares of our common stock issued and outstanding held by approximately 322 shareholders of record. Each broker dealer or a clearing corporation that holds shares for customers is counted as a single shareholder of record.

The high and low common stock sales prices per share were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2016
High	$13.15	$11.68	$12.36	$11.40	$13.15
Low	10.60	10.21	10.32	10.40	10.21
2015
High	$11.32	$14.65	$14.05	$13.45	$14.65
Low	9.25	10.07	9.95	11.36	9.25

Dividends

During 2016 and 2015, our Board of Directors declared the following dividends:

Declaration Date	Record Date	Payment Date	Dividend per share	Dividends (S thousands)
March 12, 2015	May 04, 2015	May 15, 2015	$0.035	$319
July 15, 2015	July 27, 2015	August 10, 2015	0.035	320
October 21, 2015	November 04, 2015	November 18, 2015	0.035	320
November 12, 2015	December 04, 2015	December 21, 2015	0.050	457
February 25, 2016	March 07, 2016	March 18, 2016	0.050	459
May 17, 2016	June 01, 2016	June 15, 2016	0.050	465
August 02, 2016	August 17, 2016	August 31, 2016	0.050	449
November 01, 2016	November 16, 2016	November 30, 2016	0.050	444

In addition, on March 1, 2017, our Board of Directors authorized an increase in our quarterly dividend from $0.05 per share to $0.07 per share beginning with the second quarter dividend in 2017 expected to be paid on or about June 1, 2017.

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

│22│

On March 1, 2017, the Board of Directors of the Company renewed and extended the repurchase program for up to an additional $10 million of common stock over the next twelve months. In connection with the repurchase extension authorization, the Company was authorized to complete the repurchase through open market transactions or through an accelerated share repurchase program, in each case to be executed at management’s discretion based on business and market conditions, stock price, trading restrictions, acquisition activity and other factors. The repurchase program may be suspended or discontinued at any time without prior notice. The transactions effectuated to date occurred in open market purchases.

During the three months ended December 31, 2016 we acquired the following shares of common stock under the current stock repurchase program:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in $ millions)
October 2016	13.743	$11.08	13,743	$4.7
November 2016	30,348	10.93	30,348	4.4
December 2016	42,088	11.02	42,088	3.9
Total	86,179	11.00	86,179

From March 11, 2016 to March 17, 2016, the Company offered to repurchase eligible vested options to purchase shares under the 1998 Plan and the 2007 Plan from employees and directors. The Company repurchased delivered options at a repurchase price equal to the difference between the closing market price on the date of the employee’s communication of accepting the repurchase offer and the exercise price of such employee’s delivered options, subject to applicable withholding taxes and charges. The Company repurchased 225,542 stock options from employees and directors at an average purchase price of $7.77.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

Selected Financials

(Dollar in thousands, except per share data)

Year Ended June 30,	2016	2015	2014	2013	2012
Revenue	$48,637	$57,796	$57,909	$49,592	$46,417
Gross margin	29,487	36,719	35,323	29,897	27,328
Operating income	3,566	10,262	7,975	7,622	42,521	(1)
Net income	2,444	6,776	5,596	5,179	26,647
Diluted earnings per share	0.26	0.71	0.58	0.55	2.89
Cash dividends declared per share	0.20	0.155	0.10	0	0
Cash, cash equivalents, and short-term investments	17,130	20,573	14,434	20,392	55,509	(1)
Working capital	30,819	36,539	30,202	39,417	56,467
Total assets	88,124	93,529	88,860	81,061	91,939
Long-term obligations	1,354	1,353	2,089	2,077	2,451
Stockholders’ equity	77,449	82,569	76,016	70,335	66,668

(1) Includes $38,500 proceeds from litigation settlement.

	Quarterly Data for 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$13,033	$11,966	$12,908	$10,730
Gross Profit	8,465	7,664	7,668	5,690
Net Income (Loss)	1,368	955	1,209	(1,088)
Diluted Earnings (Loss) Per Common Share	0.14	0.10	0.13	(0.12)

│23│

	Quarterly Data for 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$13,586	$14,013	$15,913	$14,284
Gross Profit	8,462	8,991	10,188	9,078
Net Income	1,272	1,515	2,417	1,572
Diluted Earnings Per Common Share	0.13	0.16	0.25	0.16

│24│

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

ClearOne is a global Company that designs, develops and sells conferencing, collaboration, and network streaming & signage solutions for voice and visual communications. The performance and simplicity of our advanced, comprehensive solutions offer unprecedented levels of functionality, reliability and scalability.

We derive most of our revenue from professional audio conferencing products by promoting our products in the professional audio visual channel. We have extended our total addressable market from installed audio conferencing market to adjacent complementary markets – microphones, video collaboration and networked audio and video streaming. We have achieved this through strategic technological acquisitions as well as by internal product development.

During 2016, we devoted most of our attention to the introduction of our full line of next-gen DSP conferencing platform and Beamforming Microphone Array. We also fine-tuned our product and go-to-market strategy for our media collaboration and network streaming products. On the operations side, we successfully transitioned our wireless microphones manufacturing operations from Alachua, Florida to an outsourced contract manufacturing facility in Singapore.

Overall revenue declined in 2016 despite a significant increase in revenue from video products. The declines in revenue from professional audio products and unified communications end points more than offset the increase in revenue from video products. Our gross profit margin decreased in 2016 to 61% compared to 64% in 2015 primarily due to the decrease in the mix of higher margin products and the price reductions associated with transition from CONVERGE Pro 1 to CONVERGE Pro 2. Net income decreased to $2.4 million from $6.8 million in 2015. Net income in 2016 decreased primarily due to decrease in gross margins.

Industry conditions

We operate in a very dynamic and highly competitive industry which is dominated on the one hand by a few players with respect to certain products like traditional video conferencing appliances while on the other influenced heavily by a fragmented reseller market consisting of numerous regional and local players. The industry is also characterized by the influx of venture capitalist funded start-ups and private companies keen to win market share even at the expense of mounting financial losses.

Economic conditions, challenges and risks

The global economics conditions through 2016 were challenging due to a number of reasons, including conditions related to the Brexit vote and uncertainty surrounding the outcome of the U.S. presidential election. The decline in oil prices and commodity prices continued to affect certain countries and the operating budgets of large companies in the oil and gas industry.

The audio-visual products market is characterized by intense competition and rapidly evolving technology. Our competitors vary within each product category. Our professional audio communication products, which contribute the most to our revenue, continues to be ahead of the competition despite the reduction in revenues through our transition from the CONVERGE Pro 1 platform to the next generation CONVERGE Pro 2 platform. Our strength in this space is largely due to our professional microphone products, especially Beamforming Microphone Arrays. Despite our strong leadership position in the professional audio communications products market, we face challenges to revenue growth due to the limited size of the market and pricing pressures from new competitors attracted to the commercial market due to higher margins.

│25│

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue from our video products in the overall revenue mix has been improving on the back of a strong growth for our video products in 2016. We face intense competition in this market from well-established market leaders as well as emerging players rich with marketing funds. We expect our strategy of combining Spontania, our cloud-based video conferencing product, Collaborate, our appliance based media collaboration product and our high-end audio conferencing technology to provide high growth in revenue in the near future. We believe we are also well positioned to capitalize on the continuing migration away from the traditional hardware based video conferencing systems to software based video conferencing applications.

We derive a major portion of our revenue (about 35%) from international operations and expect this trend to continue in the future. Most of our revenue from outside the U.S. are billed in US Dollars and is not exposed to any significant currency risk. However, we are exposed to foreign exchange risk if the US dollar continues to be strong against other currencies as it will make U.S. Dollar denominated prices of our products less competitive.

Deferred Revenue

Each quarter-end, we evaluate the inventory in the distribution channel through information provided by certain of our distributors. The level of inventory in the channel fluctuates up or down each quarter based upon our distributors’ individual operations. Accordingly, each quarter-end revenue deferral is calculated and recorded based upon the underlying channel inventory at quarter-end. Deferred revenue decreased by $0.7 million to $3.9 million in 2016. In 2015 deferred revenue decreased by $0.5 million from $5.0 million at the end of 2014 to $4.5 million at the end of 2015.

DISCUSSION OF RESULTS OF OPERATIONS

The following table sets forth certain items from our consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014, together with the percentage change each item represents. Throughout this discussion, we compare results of operations for the year ended December 31, 2016 (“2016”) to the year ended December 31, 2015 (“2015” or “the comparable period”) and to the year ended December 31, 2014 (“2014” or “the comparable period”).

(In thousands, except percentages)	2016	2015	2014	Percentage Change 2016 vs 2015	Percentage Change 2015 vs 2014
Revenue	$48,637	$57,796	$57,909	-16%	0%
Cost of goods sold	19,150	21,077	22,586	-9%	-7%
Gross profit	29,487	36,719	35,323	-20%	4%
Sales and marketing	10,032	10,646	11,227	-6%	-5%
Research and product development	8,564	8,318	8,969	3%	-7%
General and administrative	7,325	7,493	7,152	-2%	5%
Operating expenses	25,921	26,457	27,348	-2%	-3%
Operating income	3,566	10,262	7,975	-65%	29%
Income before income taxes	3,878	10,551	8,229	-63%	28%
Provision for income taxes	1,434	3775	2633	-62%	43%
Net income	2,444	6,776	5,596	-64%	21%

Revenue

Our revenue decreased to $48.6 million in 2016 compared to $57.8 million in 2015. The 40% increase in revenue from video products was more than offset by a 19% decline in professional audio conferencing revenue and a 23% decline in revenue from unified communication end points. Tabletop audio conferencing products declined the most while media collaboration products increased the most. The decline in revenue from professional audio conferencing products was mostly due to overall weakness in the economy, decline in orders due to transition from Converge Pro 1 to Converge Pro 2 and reductions in Converge Pro 1 pricing in the last quarter of 2016. The share of professional audio communications products (which includes microphone products but not premium products) in our product mix declined from 80% in 2015 to 77% in 2016. Share of video products in the revenue mix increased from 6.5% in 2015 to 11% in 2016. The increase in revenue from video products was due to the success of Unite camera, favorable reception to the new Collaborate SKUs containing integrated audio solutions and increasing acceptance of View Pro in major projects. Share of UC end points declined marginally from 13% in 2016 to 12% in 2015.

│26│

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During 2016, revenue declined across all major markets except parts of Asia. The decline was pronounced in Australia, Canada, Middle East and all regions of Europe. Asia Pacific including Middle East decreased by 12%; Europe and Africa declined by 31% and Americas declined by about 14%. The revenue decline was primarily caused by the delay in the transition to our next generation audio platform, Converge Pro 2 and Beamforming Microphone Array 2 combined with price reduction offered to stimulate customer interest and sales in the current generation of products. Revenue was also negatively affected by less than robust infrastructure and capital equipment spending and political uncertainty – first in Europe with Brexit and then in the fourth quarter with US elections. We believe we will return to growth path as key products forming part of the new audio platform has already started shipping in early 2017 and the overall investor confidence and consumer confidence has started improving in the US. However, the growth will depend on the speed at which our customers transition to new platform and the economic recovery in certain key markets like Europe, Canada and Australia which remains weak.

Our revenue remained essentially the same at $57.8 million in 2015 compared to $57.9 million in 2014. While the revenue from professional audio conferencing products increased by 4%, and the video products increased by 11%, the revenue from unified communication end points declined by 22%. The share of professional audio communications products (which includes microphone products but not premium products) showed an increase to approximately 80% in 2015 from approximately 77% in 2014. This increase was due to an increase in the revenue from microphone products and also due to licensing fees included in professional audio revenue. During 2015, revenue from Asia Pacific including Middle East increased by 4% while Europe and Africa declined by 2% and Americas declined by about 1%.

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

Our gross profit during 2016 was approximately $29.5 million or 61% compared to approximately $36.7 million or 64% in 2015. Gross margin declined due to the following reasons: (1) Price reductions made to CONVERGE Pro 1 products to encourage CONVERGE Pro 1 sales while customers were awaiting CONVERGE Pro 2 products (2) Decline in higher margin professional audio conferencing products in the mix (3) Higher inventory obsolescence costs (4) Increased overhead absorption due to sharp declines in inventory (5) Scrap of inventory related to transition of wireless microphones manufacturing.

Our gross profit during 2015 was approximately $36.7 million or 64% compared to approximately $35.3 million or 61% in 2014. This increase in margin was mainly due to favorable change in product mix and contribution of licensing fees to the revenue.

Our profitability in the near-term continues to depend significantly on our revenues from professional audio conferencing products. We hold long-term inventory and if we are unable to sell our long-term inventory, our profitability might be affected by inventory write-offs and price mark-downs.

Operating Expenses and Profits (Losses)

Operating income, or income from operations, is the surplus after operating expenses are deducted from gross profits. Operating expenses include sales and marketing (“S&M”) expenses, research and product development (“R&D”) expenses and general and administrative (“G&A”) expenses. Total operating expenses were $25.9 million in 2016 compared to $26.5 million in 2015 and $27.3 million in 2014. The following contains a more detailed discussion of expenses related to sales and marketing, research and product development, general and administrative, and other items.

Sales and Marketing. S&M expenses include sales, customer service, and marketing expenses such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses.

S&M expenses in 2016 declined by 6% from $10.6 million in 2015 to $10.0 million in 2016 mainly due to reductions in commissions paid to independent agents and reductions in employee-related salaries, benefits and commissions.

S&M expenses were approximately $10.6 million in 2015 compared to $11.2 million in 2014. The decrease in S&M expenses in 2015 was primarily due to a reduction in employee-related costs and commissions paid to employees.

│27│

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Research and Product Development. R&D expenses include research and development, product line management, engineering services, and test and application expenses, including employee-related costs, outside services, expensed materials, depreciation, and an allocation of overhead expenses.

R&D expenses increased marginally during 2016 to $8.6 million from $8.3 million in 2015. The increase was primarily due to an increase in R&D project costs and employee-related costs partially offset by a reduction in overhead allocated to R&D.

R&D expenses decreased by 7% in 2015 from $9.0 million in 2014 to $8.3 million in 2015. The decrease was primarily due to reductions in R&D project costs, consulting expenses and employee related costs.

General and Administrative. G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs, and corporate administrative costs, including costs related to finance and human resources.

G&A expenses were approximately $7.3 million in 2016 compared with approximately $7.5 million in 2015. The decrease in G&A expenses was primarily due to a reduction in audit and accounting fees and employee-related costs partially offset by an increase in legal expenses, especially in the fourth quarter.

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

Provision for income taxes

The tax expense of $1.4 million during 2016 was primarily the result of tax on current year income. This compared to tax expense of $3.8 million during 2015, also primarily the result of tax on current year income. This decrease of $2.4 million resulted primarily from a decrease in the overall pre-tax income for the period, as well as reduced R&D tax credit utilization.

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

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

As of December 31, 2016, our cash and cash equivalents were approximately $12.1 million compared to $12.5 million as of December 31, 2015. Our working capital was $30.8 million and $36.5 million as of December 31, 2016 and 2015, respectively.

Net cash flows provided by operating activities were approximately $7.8 million during 2016, an increase of approximately $0.2 million from $7.6 million provided by operating activities in 2015. The increase was primarily due to increase in cash inflows due to change in operating assets and liabilities of $4.8 million mostly offset by a decrease in non-cash charges of $0.2 million and a reduction in net income of $4.3 million. Net cash flows used in investing activities were $0.9 million during 2016 compared to net cash flows used in investing activities of $0.6 million during 2015, an increase of $0.3 million during 2016. The increase was primarily due to an increase of $0.5 million in purchases of property, plant and equipment and intangibles partially offset by a reduction in net purchases of marketable securities. Net cash used in financing activities increased in 2016 by $7.3 million primarily due to payments for stock repurchases and cancellation of stock options of $7.8 million and increased dividend payments of $0.4 million partially offset by increased proceeds from equity-based compensation programs and related tax benefits of $1.0 million.

│28│

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net cash flows provided by operating activities were approximately $7.6 million during 2015, an increase of approximately $0.9 million from $6.7 million provided by operating activities in 2014. The increase was primarily due to increased net income of $1.2 million and an increase in non-cash charges of $0.8 million, partially offset by changes in operating assets and liabilities of $1.1 million. Net cash flows used in investing activities were $0.6 million during 2015 compared to net cash flows used in investing activities of $14.4 million during 2014. During 2015, the cash outflows on investing activities consisted of purchases of property, plant and equipment of $0.4 million and net outflow of $0.3 million on account of marketable securities. During 2014, the cash outflows for investing activities consisted of outflows of $13.1 million for the acquisitions of Sabine and Spontania, net outflow of $0.6 million on account of marketable securities and $0.6 million for the purchase of property and equipment and $90 thousand for the purchase of intangibles. Please refer to Note 3 - Business Combinations, Goodwill and Intangibles in the Notes to Consolidated Financial Statements (Part IV) for details on the Company’s acquisitions.

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

We believe that future income from operations and effective management of working capital will provide the liquidity needed to meet our short-term and long-term operating requirements and finance our growth plans. We also believe that our strong financial position and sound business structure will enable us to raise additional capital if and when needed to meet our short and long-term financing needs. In addition to capital expenditures, we may use cash in the near future for selective infusions of technology, sales and marketing, infrastructure, and other investments to fuel our growth, as well as acquisitions that may strategically fit our business and are accretive to our performance. We also intend to use cash to pay quarterly cash dividends and repurchase stock under our repurchase program.

At December 31, 2016, we had open purchase orders related to our electronics manufacturing service providers of approximately $13.6 million, primarily related to inventory purchases.

At December 31, 2016, we had inventory totaling $13.0 million, of which non-current inventory accounted for $1.7 million. This compares to total inventories of $15.5 million and non-current inventory of $2.0 million as of December 31, 2015.

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

│29│

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

The accuracy of the deferred revenue and costs depend to a large extent on the accuracy of the inventory reports provided by our distributors and other resellers, and any material error in those reports would affect our revenue deferral. However, we believe that the controls we have in place, including periodic physical inventory verifications and analytical reviews, would help us identify and prevent any material errors in such reports. As part of these controls, we sample test the inventory of a limited number of distributors on an annual basis, most recently in the fourth quarter of 2016, to verify inventory levels reported.

The amount of deferred cost of goods sold was included in distributor channel inventories. The following table details the amount of deferred revenue, cost of goods sold, and gross profit:

	As of December 31,
	2016	2015	2014
Deferred revenue	$3,882	$4,549	$5,004
Deferred cost of goods sold	1,530	1,628	1,698
Deferred gross profit	$2,352	$2,921	$3,306

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

│30│

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Impairment of Goodwill and Intangible Assets

We perform impairment tests of goodwill and intangible assets with indefinite useful lives on an annual basis in the fourth fiscal quarter, or sooner if a triggering event occurs suggesting possible impairment of the values of these assets. The Company tests goodwill and other intangible assets with indefinite lives for impairment at least annually at the beginning of the fourth quarter, or sooner if a triggering event occurs suggesting possible impairment of the values of these assets. Impairment testing for these assets involves a two-step process. In the first step, the fair value of the reporting unit holding the assets is compared to its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of the impairment loss, if any. In the second step, the fair value of the reporting unit is allocated to all of its assets and liabilities, including intangible assets and liabilities not recorded on the balance sheet. The excess, if any, of the fair value of the reporting unit over the sum of the fair values allocated to identified assets and liabilities is the value of goodwill to be compared to its carrying value.

There were no related impairments recorded in 2016, 2015 or 2014 as no impairment indicators existed. However, due to uncertainty in the industrial, technological, and competitive environments in which we operate, we might be required to exit or dispose of the assets acquired through the past acquisitions, which could result in an impairment of goodwill and intangible assets.

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

To the extent we establish a valuation allowance in a period, we must include and expense the allowance within the tax provision in the consolidated statement of operations. In accordance with ASC Topic 740, “Accounting for Income Taxes”, we analyzed our valuation allowance at December 31, 2016 and determined that based upon available evidence it is more likely than not that certain of our deferred tax assets related to foreign net operating loss carryovers, foreign intangible assets, state R&D tax credit carryovers, and capital loss carryovers will not be realized and, accordingly, we have recorded a valuation allowance against these deferred tax assets in the amount of $1.4 million. Please refer to Note 12 - Income Taxes in the Notes to Consolidated Financial Statements for additional information.

│31│

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2015, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. Early adoption is permitted. The updated standard becomes effective for the Company on January 1, 2018. The Company expects to adopt this accounting standard update on a modified retrospective basis in the first quarter of fiscal 2019, and it is currently evaluating the impact of this accounting standard update on the consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Shared-Based Payment Accounting. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for the Company on January 1, 2017. This is expected to affect our income statement, balance sheet and cash flow statements for all periods starting January 1, 2017, especially with respect to the tax benefit from the exercise of stock options.

│32│

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

Our fixed-income portfolio consisting primarily of investment-grade securities is managed by professional money managers. Our investment securities also consist of triple-A rated short-term money market funds that typically invest in U.S. Treasury, U.S. government agency, and highly rated corporate securities. Since these funds are managed in a manner designed to preserve capital we do not expect any material changes in market values, as a result of increase or decrease in interest rates.

We believe that our credit policies reflect normal industry terms and business risk. We do not anticipate non-performance by the counterparties and, accordingly, do not require collateral. Credit losses and write-offs of accounts receivable balances have historically not been material to our financial statements and have not exceeded our expectations.

We did not have any notes payable and capital lease obligations as of December 31, 2016. Accordingly, we do not have significant exposure to changing interest rates. We have not undertaken any additional actions to cover market interest rate market risk and are not a party to any other interest rate market risk management activities. We do not purchase or hold any derivative financial instruments.

Although we enter into non-US Dollar transactions, foreign currency exposures arising from these transactions are not material.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. As required by Rule 13a-15 under the Exchange Act, we have completed an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Principal Financial Officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of December 31, 2016. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based upon this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures are effective at a reasonable assurance level.

│33│

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the framework set forth in Internal Control - Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using that criteria, management concluded that the design and operation of our internal control over financial reporting were effective as of December 31, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

│34│

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

│35│

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements: Financial statements set forth under Part II, Item 8 of this Annual Report on Form 10-K are filed in a separate section of this Form 10-K. See the “Index to Consolidated Financial Statements”.

2.	Financial Statement Schedules: All schedules are omitted since they either are not required, not applicable or the information is presented in the accompanying consolidated financial statements and notes thereto.

3.	Exhibits: The exhibits listed under the Index of exhibits in the next page are filed or incorporated by reference as part of this Form 10-K.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

│36│

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	Exhibit Incorporated Herein by Reference	Filing Date
2.1	Agreement and Plan of Merger, dated as of November 3, 2009, by and among ClearOne Communications, Inc., Alta-Wasatch Acquisition Corporation, NetStreams, Inc., Austin Ventures VIII, L.P., and Kevin A. Reinis.	8-K	2.2	11/09/09
3.1	Amended and Restated Articles of Incorporation of ClearOne, Inc.	10-K	3.1	03/25/13
3.2	Bylaws	10-K	3.2	03/31/11
10.1	1997 Employee Stock Purchase Plan	S-8	4.9	10/06/06
10.2	1998 Stock Option Plan	S-8	4.8	10/06/06
10.3	2007 Equity Incentive Plan	S-8	4.7	01/22/08
10.4	ClearOne, Inc. Equity Incentive Plan	S-8	4.8	01/26/16
10.5	Amendment No. 1 to the ClearOne, Inc. Equity Incentive Plan	S-8	4.11	06/30/16
10.6	ClearOne, Inc. Employee Stock Purchase Plan	S-8	4.3	06/30/15
10.7	Office Lease between Edgewater Corporate Park, LLC and ClearOne Communications, Inc. dated June 5, 2006	10-K	10.19	09/14/06
10.8	Stock Purchase Agreement Between ClearOne, Inc. and Doran M. Oster Dated March 4, 2014 for the Sabine Acquisition.	10-K	10.7	03/20/14
10.9	Manufacturing Services Agreement between Flextronics Industrial, Ltd. and ClearOne Communications, Inc. dated November 3, 2008	10-K	10.21	10/13/09
10.10	Framework Agreement between ClearOne, Inc. and Dialcom Networks S.L., dated December 20, 2013	8-K	10.1	04/07/14
10.11	Amendment to Framework Agreement between ClearOne, Inc. and Dialcom Networks S.L., dated March 31, 2014	8-K	10.2	04/07/14
10.12	Purchase Agreement between ClearOne, Inc. and Dialcom Networks S.L., dated March 31, 2014	10-Q	10.3	05/14/14
10.13	Form of Offer to Repurchase Eligible Options for Cash	10-Q	10.1	05/10/16
14.1	Code of Ethics, approved by the Board of Directors on August 23, 2006	10-K	14.1	09/14/06
21.1†	Subsidiaries of the registrant
23.1†	Consent of Tanner LLC, Independent Registered Public Accounting Firm
31.1†	Section 302 Certification of Chief Executive Officer
31.2†	Section 302 Certification of Chief Financial Officer
32.1†	Section 906 Certification of Chief Executive Officer
32.2†	Section 906 Certification of Chief Financial Officer
101.INS‡	XBRL Instance Document
101.SCH‡	XBRL Taxonomy Extension Schema
101.CAL‡	XBRL Taxonomy Extension Calculation Linkbase
101.DEF‡	XBRL Taxonomy Extension Definitions Linkbase
101.LAB‡	XBRL Taxonomy Extension Label Linkbase
101.PRE‡	XBRL Taxonomy Extension Presentation Linkbase

* Constitutes a management contract or compensatory plan or arrangement.

† Filed herewith

‡ Information furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the 1934 Act

│37│

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARONE, INC.

Registrant

/s/ Zeynep Hakimoglu
Zeynep Hakimoglu
President, Chief Executive Officer and Chairman of the Board
March 16, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Zeynep Hakimoglu	/s/ Narsi Narayanan
Zeynep Hakimoglu	Narsi Narayanan
President, Chief Executive Officer and Chairman of the Board	Senior Vice President of Finance
(principal executive officer)	(principal accounting and principal financial officer)
March 16, 2017	March 16, 2017

/s/ Brad R. Baldwin	/s/ Larry R. Hendricks
Brad R. Baldwin	Larry R. Hendricks
Director	Director
March 16, 2017	March 16, 2017

/s/ Eric L. Robinson
Eric L. Robinson
Director
March 16, 2017

│38│

CLEARONE, INC.

│39│

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of ClearOne, Inc.

We have audited the accompanying consolidated balance sheets of ClearOne, Inc. and subsidiaries (collectively, ClearOne) as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. We also have audited ClearOne’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ClearOne’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying form 10-K. Our responsibility is to express an opinion on these financial statements and an opinion on ClearOne’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ClearOne, Inc. and subsidiaries as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, ClearOne Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ TANNER LLC

Salt Lake City, Utah
March 16, 2017

│F-1│

CLEARONE, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$12,100	$13,412
Marketable securities	5,030	7,161
Receivables, net of allowance for doubtful accounts of $187 and $54, as of December 31, 2016 and 2015 respectively	7,461	8,692
Inventories	11,377	13,447
Distributor channel inventories	1,530	1,628
Prepaid expenses and other assets	2,642	1806
Total current assets	40,140	46,146
Long-term marketable securities	21,365	19,204
Long-term inventories, net	1,664	2,018
Property and equipment, net	1,513	1,589
Intangibles, net	5,677	6,638
Goodwill	12,724	12,724
Deferred income taxes	4,654	5,093
Other assets	387	117
Total assets	$88,124	$93,529
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,545	$2,815
Accrued liabilities	1,894	2,243
Deferred product revenue	3,882	4,549
Total current liabilities	9,321	9,607
Deferred rent	103	150
Other long-term liabilities	1,251	1,203
Total liabilities	10,675	10,960
Shareholders’ equity:
Common stock, par value $0.001, 50,000,000 shares authorized, 8,812,644 and 9,183,957 shares issued and outstanding as of December 31, 2016 and 2015 respectively	9	9
Additional paid-in capital	46,669	46,291
Accumulated other comprehensive loss	(205)	(166)
Retained earnings	30,976	36,435
Total shareholders’ equity	77,449	82,569
Total liabilities and shareholders’ equity	$88,124	$93,529

See accompanying notes

│F-2│

CLEARONE, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

	Year ended December 31,
	2016	2015	2014
Revenue	$48,637	$57,796	$57,909
Cost of goods sold	19,150	21,077	22,586
Gross profit	29,487	36,719	35,323

Operating expenses:
Sales and marketing	10,032	10,646	11,227
Research and product development	8,584	8,318	8,969
General and administrative	7,325	7,493	7,152
Total operating expenses	25,921	26,457	27,348

Operating income	3,566	10,262	7,975
Other income, net	312	289	254
Income before income taxes	3,878	10,551	8,229
Provision for income taxes	(1,434)	(3,775)	(2,633)
Net income	$2,444	$6,776	$5,596

Basic earnings per common share	$0.27	$0.74	$0.61
Diluted earnings per common share	$0.26	$0.71	$0.58

Basic weighted average shares outstanding	9,021,980	9,127,385	9,166,769
Diluted weighted average shares outstanding	9,306,034	9,594,659	9,581,326

Comprehensive income:
Net income	$2,444	$6,776	$5,596
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities, net of tax	(1)	(81)	14
Change in foreign currency translation adjustment	(38)	(77)	(45)
Comprehensive income	$2,405	$6,618	$5,565

See accompanying notes

│F-3│

CLEARONE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Shareholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balances at December 31, 2013	8,986,080	$9	$41,311	$23	$28,992	$70,335
Exercise of stock options	234,432	-	1,337	-	-	1,337
Stock repurchased	(272,767)	-	-	-	(2,598)	(2,598)
Cash dividends, $0.10 per share	-	-	-	-	(914)	(914)
Stock issued - Sabine acquisition	150,000	-	1,679	-	-	1,679
Tax benefit - stock option exercises	-	-	211	-	-	211
Stock-based compensation expense	-	-	401	-	-	401
Proceeds from employee stock purchase plan	82	-	-	-	-	-
Unrealized gain on available-for-sale securities, net of tax	-	-	-	14	-	14
Foreign currency translation adjustment	-	-	-	(45)	-	(45)
Net income	-	-	-	-	5,596	5,596
Balances at December 31, 2014	9,097,827	9	44,939	(8)	31,076	76,016
Exercise of stock options	56,143	-	308	-	-	308
Proceeds from employee stock purchase plan	14,982	-	155	-	-	155
Cash dividends, $0.155 per share	-	-	-	-	(1,417)	(1,417)
Stock-based compensation expense	15,005	-	848	-	-	848
Tax benefit - stock option exercises	-	-	41	-	-	41
Unrealized loss on available-for-sale securities, net of tax	-	-	-	(81)	-	(81)
Foreign currency translation adjustment	-	-	-	(77)	-	(77)
Net income	-	-	-	-	6,776	6,776
Balances at December 31, 2015	9,183,957	9	46,291	(166)	36,435	82,569
Exercise of stock options	149,315	-	686	-	-	686
Options repurchased	-	-	(1,752)	-	-	(1,752)
Stock repurchased	(542,259)	-	-	-	(6,086)	(6,086)
Cash dividends, $0.20 per share	-	-	-	-	(1,817)	(1,817)
Stock-based compensation expense	12,491	-	667	-	-	667
Tax benefit - stock option exercises	-	-	690	-	-	690
Proceeds from employee stock purchase plan	9,140	-	87	-	-	87
Unrealized loss on available-for-sale securities, net of tax	-	-	-	(1)	-	(1)
Foreign currency translation adjustment	-	-	-	(38)	-	(38)
Net income	-	-	-	-	2,444	2,444
Balances at December 31, 2016	8,812,644	$9	$46,669	$(205)	$30,976	$77,449

See accompanying notes

│F-4│

CLEARONE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$2,444	$6,776	$5,596
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,873	2,058	1,972
Amortization of deferred rent	(73)	(95)	(79)
Stock-based compensation expense	667	848	401
Provision for (recoveries of) doubtful accounts, net	132	(4)	(71)
Write-down of inventory to net realizable value	653	496	946
Loss on disposal of assets	54	7	-
Tax benefit from exercise of stock options	(690)	(41)	(211)
Deferred income taxes	439	(4)	(495)
Changes in operating assets and liabilities:
Receivables	1,085	1,201	(251)
Inventories	1,869	(2,249)	(2,614)
Prepaid expenses and other assets	(209)	824	844
Accounts payable	733	(242)	(84)
Accrued liabilities	(319)	(1,219)	1,451
Income taxes payable	(207)	323	(947)
Deferred product revenue	(665)	(447)	858
Other long-term liabilities	48	(638)	(606)
Net cash provided by operating activities	7,834	7,594	6,710

Cash flows from investing activities:
Payment towards business acquisitions	-	-	(13,068)
Purchase of property and equipment	(730)	(359)	(642)
Purchase of intangibles	(161)	-	(90)
Proceeds from maturities and sales of marketable securities	9,795	7,341	4,650
Purchase of marketable securities	(9,826)	(7,630)	(5,266)
Net cash used in investing activities	(922)	(648)	(14,416)

Cash flows from financing activities:
Net proceeds from equity-based compensation programs	773	463	1,337
Repurchase and cancellation of stock options	(1,752)	-	-
Tax benefits from equity-based compensation programs	690	41	211
Stock registration costs	-	-	(55)
Dividend payments	(1,817)	(1,417)	(914)
Payments for stock repurchases	(6,086)	-	(2,598)
Net cash used in financing activities	(8,192)	(913)	(2,019)

Effect of exchange rate changes on cash and cash equivalents	(32)	(61)	(27)
Net increase (decrease) in cash and cash equivalents	(1,312)	5,972	(9,752)
Cash and cash equivalents at the beginning of the year	13,412	7,440	17,192
Cash and cash equivalents at the end of the year	$12,100	$13,412	$7,440

│F-5│

CLEARONE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2016	2015	2014
Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$3
Cash paid for income taxes	$1,154	$3,730	$3,017
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock in connection with acquisition of Sabine	$-	$-	$1,679

See accompanying notes

│F-6│

CLEARONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

1. Business Description, Basis of Presentation and Significant Accounting Policies

Business Description:

ClearOne, Inc., together with its subsidiaries (collectively, “ClearOne” or the “Company”), is a global Company that designs, develops and sells conferencing, collaboration, network streaming and digital signage solutions for audio and visual communications. The performance and simplicity of our advanced comprehensive solutions offer unprecedented levels of functionality, reliability, and scalability.

Basis of Presentation:

Fiscal Year – This report on Form 10-K includes consolidated balance sheets for the years ended December 31, 2016 and 2015 and the related consolidated statements of income and comprehensive income, cash flows, and shareholders’ equity for each of the years 2016, 2015 and 2014.

Consolidation – These consolidated financial statements include the financial statements of ClearOne, Inc. and its wholly owned subsidiaries. All inter-Company accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Key estimates in the accompanying consolidated financial statements include, among others, revenue recognition, allowances for doubtful accounts and product returns, provisions for obsolete inventory, potential impairment of goodwill and of long-lived assets, and deferred income tax asset valuation allowances. Actual results could differ materially from these estimates.

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

Concentration Risk – We depend on an outsourced manufacturing strategy for our products. We outsource the manufacture of all of our products (except digital signage products) to third party manufacturers located in both the U.S. and Asia. If any of these manufacturers experience difficulties in obtaining sufficient supplies of components, component prices significantly exceeding the anticipated costs, an interruption in their operations, or otherwise suffer capacity constraints, we would experience a delay in production and shipping of these products, which would have a negative impact on our revenues. Should there be any disruption in services due to natural disaster, economic or political difficulties, transportation restrictions, acts of terror, quarantine or other restrictions associated with infectious diseases, or other similar events, or any other reason, such disruption may have a material adverse effect on our business. Operating in the international environment exposes us to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, and potentially adverse tax consequences, which could materially affect our results of operations. Currently, we have no second source of manufacturing for a portion of our products.

Significant Accounting Policies:

Cash Equivalents – The Company considers all highly-liquid investments with a maturity of three months or less, when purchased, to be cash equivalents. The Company places its temporary cash investments with high-quality financial institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limits.

│F-7│

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

Marketable Securities - The Company has classified its marketable securities as available-for-sale securities. These securities are carried at estimated fair value with unrealized holding gains and losses included in accumulated other comprehensive income/loss in shareholders’ equity until realized. Gains and losses on marketable security transactions are reported on the specific-identification method. Dividend and interest income are recognized when earned.

A decline in the market value of any available-for-sale security below cost that is deemed other than temporary results in a charge to earnings and establishes a new cost basis for the security. Losses are charged against “Other income” when a decline in fair value is determined to be other than temporary. We review several factors to determine whether a loss is other than temporary. These factors include, but are not limited to: (i) the extent to which the fair value is less than cost and the cause for the fair value decline, (ii) the financial condition and near term prospects of the issuer, (iii) the length of time a security is in an unrealized loss position and (iv) our ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. There were no other-than-temporary impairments recognized during the years ended December 31, 2016, 2015 and 2014.

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

The Company’s allowance for doubtful accounts activity for the years ended as follows:

	Year Ended December 31,
	2016	2015	2014
Balance at beginning of the year	$54	$58	$129
Allowance increase (decrease)	148	36	(49)
Write offs, net of recoveries	(15)	(40)	(22)
Balance at end of the year	$187	$54	$58

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

The inventory also includes advance replacement units (valued at cost) provided by the Company to end-users to service defective products under warranty. The value of advance replacement units included in the inventory was $21 and $75, as of December 31, 2016 and 2015, respectively.

│F-8│

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

Property and Equipment – Property and equipment are stated at cost less accumulated depreciation and amortization. Expenditures that materially increase values or capacities or extend useful lives of property and equipment are capitalized. Routine maintenance, repairs, and renewal costs are expensed as incurred. Gains or losses from the sale, trade-in, or retirement of property and equipment are recorded in current operations and the related book value of the property is removed from property and equipment accounts and the related accumulated depreciation and amortization accounts. Estimated useful lives are generally two to ten years. Depreciation and amortization are calculated over the estimated useful lives of the respective assets using the straight-line method. Leasehold improvement amortization is computed using the straight-line method over the shorter of the lease term or the estimated useful life of the related assets.

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

The Company provides a right of return on product sales to certain distributors and other resellers under a product rotation program. Under this seldom-used program, once a quarter, a distributor or reseller is allowed to return products purchased during the prior 180 days for a total value generally not exceeding 15% of the distributor’s or reseller’s net purchases during the preceding quarter. The distributor or reseller is, however, required to place a new purchase order for an amount not less than the value of products returned under the stock rotation program. When products are returned, the associated revenue, cost of goods sold, inventory and accounts receivable originally recorded are reversed. When the new order is fulfilled, the revenue, associated cost of goods sold, inventory and accounts receivable are recorded and the product revenue is subject to the deferral analysis described below. In a small number of cases, the distributors are also permitted to return products for other business reasons.

│F-9│

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

The amount of deferred cost of goods sold is included in distributor channel inventories.

The details of deferred revenue and associated cost of goods sold and gross profit are as follows:

	As of December 31,
	2016	2015
Deferred revenue	$3,882	$4,549
Deferred cost of goods sold	1,530	1,628
Deferred gross profit	$2,352	$2,921

The Company offers rebates and market development funds to certain of its distributors, dealers/resellers, and end-users based upon the volume of product purchased by them. The Company records rebates as a reduction of revenue in accordance with GAAP.

The Company provides, at its discretion, advance replacement units to end-users on defective units of certain products under warranty. Since the purpose of these units is not revenue generating, the Company tracks the units due from the end-user, until the defective unit has been returned. Any amount due from the customer upon failure to return the products is accounted as receivable only after establishing customer's failure to return the products. The inventory due from the customer is accounted at cost or market value whichever is lower.

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

The details of changes in the Company’s warranty accrual are as follows:

	Year Ended December 31,
	2016	2015	2014
Balance at the beginning of year	$288	$331	$338
Accruals/additions	361	442	511
Usage/claims	(403)	(485)	(518)
Balance at end of year	$246	$288	$331

Advertising – The Company expenses advertising costs as incurred. Advertising costs consist of trade shows, magazine advertisements, and other forms of media. Advertising expenses for the years ended December 31, 2016, 2015 and 2014 totaled $836, $728, and $768, respectively, and are included under the caption “Sales and Marketing”.

Research and Product Development Costs – The Company expenses research and product development costs as incurred.

│F-10│

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

Income Taxes – The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry-forwards. These temporary differences will result in deductible or taxable amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some or all of the deferred tax assets may not be realized. The Company evaluates the realizability of its net deferred tax assets on a quarterly basis and valuation allowances are provided, as necessary. Adjustments to the valuation allowance increase or decrease the Company’s income tax provision or benefit. As of December 31, 2016 and 2015, the Company had a valuation allowance of $1,404 and $1,071, respectively against foreign net operating losses, foreign intangible assets, capital losses carryforwards, and state research and development credits.

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

Earnings Per Share – The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
	2016	2015	2014
Numerator:
Net income	$2,444	$6,776	$5,596
Denominator:
Basic weighted average shares	9,021,980	9,127,385	9,166,769
Dilutive common stock equivalents using treasury stock method	284,054	467,274	414,557
Diluted weighted average shares	9,306,034	9,594,659	9,581,326

Basic earnings per common share:	$0.27	$0.74	$0.61
Diluted earnings per common share:	$0.26	$0.71	$0.58

Weighted average options outstanding	885,163	1,053,785	975,696
Anti-dilutive options not included in the computation	323,644	177,125	209,751

Share-Based Payment – We estimate the fair value of stock options using the Black-Scholes option-pricing model, which requires certain estimates, including an expected forfeiture rate and expected term of options granted. We also make decisions regarding the method of calculating expected volatilities and the risk-free interest rate used in the option-pricing model. The resulting calculated fair value of stock options is recognized as compensation expense over the requisite service period, which is generally the vesting period. When there are changes to the assumptions used in the option-pricing model, including fluctuations in the market price of our common stock, there will be variations in the calculated fair value of our future stock option awards, which results in variation in the compensation cost recognized.

│F-11│

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

Recent Accounting Pronouncements - In May 2015, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. Early adoption is permitted. The updated standard becomes effective for the Company on January 1, 2018. The Company expects to adopt this accounting standard update on a modified retrospective basis in the first quarter of fiscal 2019, and it is currently evaluating the impact of this accounting standard update on the consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Shared-Based Payment Accounting. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for the Company on January 1, 2017 and it is currently evaluating the impact that ASU 2016-09 will have on our consolidated financial statements.

│F-12│

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

2. Marketable Securities

The Company has classified its marketable securities as available-for-sale securities. These securities are carried at estimated fair value with unrealized holding gains and losses included in accumulated other comprehensive income/loss in shareholders’ equity until realized. Gains and losses on marketable security transactions are reported on the specific-identification method. Dividend and interest income are recognized when earned.

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at December 31, 2016 and 2015 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
December 31, 2016
Available-for-sale securities:
Corporate bonds and notes	$20,028	$64	$(122)	$19,970
Municipal bonds	6,463	6	(44)	6,425
Total available-for-sale securities	$26,491	$70	$(166)	$26,395

December 31, 2015
Available-for-sale securities:
Corporate bonds and notes	$20,827	$50	$(133)	$20,744
Municipal bonds	5,608	18	(5)	5,621
Total available-for-sale securities	$26,435	$68	$(138)	$26,365

│F-13│

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

Maturities of marketable securities classified as available-for-sale securities were as follows at December 31, 2016:

	Amortized	Estimated
	cost	fair value

Due within one year	$5,029	$5,030
Due after one year through five years	21,353	21,256
Due after five years through ten years	109	109
Total available-for-sale securities	$26,491	$26,395

Debt securities in an unrealized loss position as of December 31, 2016 were not deemed impaired at acquisition and subsequent declines in fair value are not deemed attributed to declines in credit quality. Management believes that it is more likely than not that the securities will receive a full recovery of par value. The available-for-sale marketable securities in a gross unrealized loss position as of December 31, 2016 are summarized as follows:

	Less than 12 months		More than 12 months		Total
	Estimated fair value	Gross unrealized holding losses	Estimated fair value	Gross unrealized holding losses	Estimated fair value	Gross unrealized holding losses
As of December 31, 2016
Corporate bonds and notes	$10,294	$(112)	1,029	$(9)	$11,323	$(121)
Municipal bonds	3,910	(45)	—	—	3,910	(45)
	$14,204	$(157)	$1,029	$(9)	$15,233	$(166)

3. Business Combinations, Goodwill and Intangibles

Acquisition of Sabine

On March 7, 2014, the Company completed the acquisition of Sabine, Inc. (“Sabine”) through a stock purchase agreement (“SPA”). Sabine manufactures, designs and sells Sacom professional wireless microphone systems for live and installed audio. It also makes FBX Feedback Exterminator for reliable automatic feedback control. With the addition of Sabine, ClearOne will have reliable and exclusive access to the wireless microphones that are a critical component of ClearOne’s complete microphone portfolio.

Pursuant to the SPA, the Company (i) paid initial consideration of $8,141 in cash, (ii) accrued for possible additional earn-out payments over the next two years, estimated to be $657, and (iii) issued 150,000 shares of restricted common stock of the Company, valued at $1,679 (determined on the basis of the closing market price of the Company’s stock on the acquisition date). The purchase price was paid out of cash on hand. The SPA contains representations, warranties and indemnifications customary for a transaction of this type.

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

│F-14│

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

Spontania business of Spain-based Dialcom Networks, S.L.

On April 1, 2014 ClearOne closed on the acquisition of the Spontania business of Spain-based Dialcom Networks, S.L. The Spontania cloud-based service empowers customers to deploy HD video conferencing, web collaboration, and more with equipment most businesses have and use every day - video-conferencing endpoints, desktops, laptops, web browsers, tablets, and smartphones. With Spontania there is no hardware investment and the service operates off of a reservation-less model, enabling on-demand video communications from virtually anywhere, anytime, with anyone on any device.

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

│F-15│

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

Goodwill

Changes in the carrying amount of the Company’s goodwill for the years ended December 31, 2016, 2015, and 2014 were as follows:

	2016	2015	2014
Balance as of January 1,
Goodwill	$12,724	$12,724	$3,472
Accumulated impairment losses	—	—	—
	12,724	12,724	3,472
Goodwill acquired during the year	—	—	9,252
Balance as of December 31,
Goodwill	12,724	12,724	12,724
Accumulated impairment losses	—	—	—
	$12,724	$12,724	$12,724

Intangible Assets

Intangible assets as of December 31, 2016, and 2015 consisted of the following:

	Estimated	As of December 31,
	useful lives	2016	2015
Tradename	5 to 7 years	$555	$555
Patents and technological know-how	10 years	6,010	5,850
Proprietary software	3 to 15 years	4,341	4,341
Other	3 to 5 years	324	324
		11,230	11,230
Accumulated amortization		(5,553)	(4,432)
Total intangible assets, net		$5,677	$6,638

During the years ended December 31, 2016, 2015 and 2014, amortization of these intangible assets were $1,121, $1,258, and 1,210 respectively.

The estimated future amortization expense of intangible assets is as follows:

Years ending December 31,
2017	$928
2018	853
2019	781
2020	602
2021	602
Thereafter	1,911
$5,677

│F-16│

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

4. Inventories

Inventories, net of reserves, consisted of the following:

	As of December 31,
	2016	2015
Current:
Raw materials	$2,291	$2,735
Finished goods	9,086	10,712
	$11,377	$13,447
Long-term:
Raw materials	$599	$375
Finished goods	1,065	1,643
	$1,664	$2,018

Long-term inventory represents inventory held in excess of our current (next 12 months) requirements based on our recent sales and forecasted level of sales. We have developed programs to reduce the inventory to normal operating levels in the near future. We expect to sell the above inventory, net of reserves, at or above the stated cost and believe that no loss will be incurred on its sale.

Current finished goods do not include distributor channel inventories in the amounts of approximately $1,530 and $1,628 as of December 31, 2016 and 2015, respectively. Distributor channel inventories represent inventory at distributors and other customers where revenue recognition criteria have not been achieved.

The losses incurred on valuation of inventory at the lower of cost or market value and write-off of obsolete inventory amounted to $653, $496 and $946 during the years ended December 31, 2016, 2015 and 2014, respectively.

5. Property and Equipment

Major classifications of property and equipment and estimated useful lives were as follows:

	Estimated	As of December 31,
	useful lives	2016	2015
Office furniture and equipment	3 to 10 years	$4,835	$4,412
Leasehold improvements	1 to 6 years	1,495	1,488
Manufacturing and test equipment	2 to 10 years	2,537	2,483
		8,867	8,383
Accumulated depreciation and amortization		(7,354)	(6,794)
Property and equipment, net		$1,513	$1,589

Depreciation expense on property and equipment for the years ended December 31, 2016, 2015 and 2014 was $723, $801, and $761, respectively.

6. Leases and Deferred Rent

Rent expense is recognized on a straight-line basis over the period of the lease taking into account future rent escalation and holiday periods. Rent expense was $1,099, $1,420 and $1,236, including amortization of deferred rent of $73, $95, and $79 for the years ended December 31, 2016, 2015 and 2014, respectively.

We occupy a 5,000 square-foot facility in Gainsville, Florida under the terms of an operating lease that expires in February 2021 with the possibility of renewing the lease for 10 more years. The Gainesville facility was used primarily to support out research and development activities.

│F-17│

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

We currently occupy a 31,000 square-foot facility in Salt Lake City, Utah under the terms of an operating lease expiring in May 2019, which supports our principal administrative, sales, marketing, customer support, and research and product development activities.

We occupy a 7,070 square-foot facility in Austin, Texas - under the terms of an operating lease expiring in October 2019. This facility support our administrative, sales, marketing, customer support, and research and development activities.

We occupy a 40,000 square-foot warehouse in Salt Lake City, Utah under the terms of an operating lease expiring in December 2021, which serves as our primary inventory fulfillment and repair center. This facility also serves as our assembly workshop for digital signage products.

Future minimum lease payments under non-cancellable operating leases with initial terms of one year or more are as follows:

Years ending December 31,
2017	$928
2018	872
2019	467
2020	239
2021	204
Total minimum lease payments	$2,710

7. Accrued Liabilities

Accrued liabilities consist of the following:

	As of December 31,
	2016	2015
Accrued salaries and other compensation	$1,098	$1,170
Sales and marketing programs	319	477
Product warranty	246	288
Other accrued liabilities	231	308
Total	$1,894	$2,243

8. Commitments and Contingencies

We establish contingent liabilities when a particular contingency is both probable and estimable. The Company is not aware of any pending claims or assessments, other than as described below, which may have a material adverse impact on the Company’s financial position or results of operations.

Outsource Manufacturers. We have manufacturing agreements with electronics manufacturing service (“EMS”) providers related to the outsourced manufacturing of our products. Certain manufacturing agreements establish annual volume commitments. We are also obligated to repurchase Company-forecasted but unused materials. The Company has non-cancellable, non-returnable, and long-lead time commitments with its EMS providers and certain suppliers for inventory components that will be used in production. The Company’s purchase commitments under such agreements is approximately $13,563 as of December 31, 2016.

Uncertain Tax Positions. As further discussed in Note 12, we had $1,189 of uncertain tax positions as of December 31, 2016. Due to the inherent uncertainty of the underlying tax positions, it is not possible to forecast the payment of this liability to any particular year.

│F-18│

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

Legal Proceedings.

On or about October 24, 2016, the Company received written notice from the United States Department of Labor, Occupational Health and Safety Administration (“OSHA”) that a complaint had been filed against it by a former employee. Among other things, the former employee’s OSHA complaint alleges harassment, retaliation, and violations of 18 U.S.C.A. Section 1514A, et seq. (the “Sarbanes-Oxley Act”) arising out of the termination of his employment with the Company on or about August 17, 2016 (the “OSHA Complaint”). The Company denies the allegations in the OSHA complaint, has not discovered any evidence of wrongdoing with respect to the allegations previously made by the former employee, and is vigorously defending the claims. On March 2, 2017, the Company received notice that the same former employee who initiated the OSHA Complaint also has filed a complaint with the Utah Labor Commission, Anti-Discrimination & Labor Division (the “Utah Complaint”) alleging that the employee's termination was discriminatory based upon a disability or, in the alternative, retaliatory for substantially the same reasons alleged in the OSHA Complaint. The Company is in the process of assessing the Utah Complaint and intends to vigorously defend it.

In 2016, the Company recorded $927 of pretax gross expenses related to the defense of the OSHA Complaint and review of the allegations underlying the former employee’s OSHA complaint.

We expect to incur additional expenses related to legal and other professional services rendered in connection with the defense of OSHA Complaint and/or related matters in future periods and will recognize these expenses as services are received. Expenses related to the defense of the OSHA Complaint and/or related matters may include additional liabilities from OSHA’s expected investigation; future governmental investigations and/or enforcement proceedings; future civil litigation; and future unspecified expenses.

The Company maintains an Employment Practices Liability policy with Chubb/Federal Insurance Company (the “EPL Policy”). Based on the allegations contained in the OSHA Complaint, the Company has tendered a claim for coverage under the EPL Policy.

In addition, the Company is also involved from time to time in various claims and legal proceedings which arise in the normal course of our business. Such matters are subject to many uncertainties and outcomes that are not predictable. However, based on the information available to us, we do not believe any such other proceedings will have a material adverse effect on our business, results of operations, financial position, or liquidity.

Conclusion

We believe there are no other items that will have a material adverse impact on the Company’s financial position or results of operations. Legal proceedings are subject to all of the risks and uncertainties of legal proceedings and there can be no assurance as to the probable result of any legal proceedings.

The Company believes it has adequately accrued for the aforementioned contingent liabilities. If adverse outcomes were to occur, our financial position, results of operations and cash flows could be negatively affected materially for the period in which the adverse outcomes are known.

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

│F-19│

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

The Company’s 2007 Equity Incentive Plan (the “2007 Plan”) was restated and approved by the shareholders on December 12, 2015. Provisions of the restated 2007 Plan include the granting of up to 2,000,000 incentive and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units. Options may be granted to employees, officers, non-employee directors and other service providers and may be granted upon such terms as the Compensation Committee of the Board of Directors determines in their sole discretion.

Of the options granted subsequent to June 2002, all vesting schedules are based on 3 or 4-year vesting schedules, with either one-third or one-fourth vesting on the first anniversary and the remaining options vesting ratably over the remainder of the vesting term. Generally, directors and officers have 3-year vesting schedules and all other employees have 4-year vesting schedules. Additionally, in the event of a change in control or the occurrence of a corporate transaction, the Company’s Board of Directors has the authority to elect that all unvested options shall vest and become exercisable immediately prior to the event or closing of the transaction. All options outstanding as of December 31, 2016 had contractual lives of ten years.

Under the 1998 Plan, 2,500,000 shares were authorized for grant. As of December 31, 2016, there were 150,000 options outstanding under the 1998 Plan, which includes the cliff vesting and 3 or 4-year vesting options discussed above.

As of December 31, 2016, there were 700,232 options outstanding under the 2007 Plan. As of December 31, 2016, the 2007 Plan had 826,268 authorized unissued options, while there were no options remaining that could be granted under the 1998 Plan.

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

In applying the Black-Scholes methodology to the options granted, the Company used the following assumptions:

	Year ended December 31,
	2016	2015	2014
Risk-free interest rate, average	1.52%	2.00%	2.20%
Expected option life, average	6.1 years	6.1 years	8.2 years
Expected price volatility, average	43.75%	44.30%	47.60%
Expected dividend yield	1.71%	1.10%	-%

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

│F-20│

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

The following table shows the stock option activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
As of December 31, 2013	1,111,274	$5.15
Granted	193,500	8.83
Expired and canceled	(29,532)	6.87
Forfeited prior to vesting	(729)	8.88
Exercised	(234,432)	5.72
As of December 31, 2014	1,040,081	$5.65	5.60	$4,286
Granted	56,666	13.03
Reinstated	4,583	4.47
Expired and canceled	(1,000)	3.42
Forfeited prior to vesting	(15,252)	7.85
Exercised	(56,143)	5.51
As of December 31, 2015	1,028,935	$6.03	4.73	$7,104
Granted	217,700	11.73
Expired and canceled	(4,186)	12.03
Forfeited prior to vesting	(17,360)	10.67
Exercised	(374,857)	4.46
As of December 31, 2016	850,232	$8.06	5.78	$3,001
Vested and Expected to Vest at December 31, 2014	1,040,081	$5.65	5.60	$4,286
Vested at December 31, 2014	730,016	$4.67	4.15	$3,271
Vested and Expected to Vest at December 31, 2015	1,028,935	$6.03	4.73	$7,104
Vested at December 31, 2015	820,022	$5.10	3.74	$6,419
Vested and Expected to Vest at December 31, 2016	850,232	$8.06	5.78	$3,001
Vested at December 31, 2016	552,097	$6.33	4.09	$2,843

The weighted average per share fair value of options granted during the years ending December 31, 2016, 2015 and 2014 was $4.27, $5.27, and $ 4.85 respectively. The total intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was $2,824, $404, and $1,337 respectively.

The total pre-tax compensation cost related to stock options recognized during the years ended December 31, 2016, 2015, and 2014 was $628, $552 and $401, respectively. Tax benefit from compensation cost related to stock options during the years ended December 31, 2016, 2015 and 2014 was $107, $41 and $211, respectively. As of December 31, 2016, the total compensation cost related to stock options not yet recognized and before the effect of any forfeitures was $1,127, which is expected to be recognized over approximately the next 2.19 years on a straight-line basis.

Employee Stock Purchase Plan

During 2016, the Company issued shares to employees under the Company’s 2015 Employee Stock Purchase Plan (the “ESPP”). The ESPP was approved by the Company’s shareholders on December 12, 2015. As of December 31, 2016, 475,893 of the originally approved 500,000 shares were available for offerings under the ESPP. Offering periods under the ESPP commence on each Jan 1 and July 1, and continue for a duration of six months. The ESPP is available to all employees who do not own, or are deemed to own, shares of stock making up an excess of 5% of the combined voting power of the Company, its parent or subsidiary.

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

│F-21│

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

Shares purchased and compensation expense associated Employee Stock Purchase Plans were as follows:

	2016	2015	2014
Shares purchased under ESPP plans	9,140	14,982	82
Plan compensation expense	$18	$31	$-

Stock Repurchase Program and Cash Dividends

In May 2012, our Board of Directors authorized a stock repurchase program to purchase the Company’s common stock in the open market. A total of 272,767 shares costing $2,598 were purchased under this program during the year ended December 31, 2014. The cost of shares purchased were recorded as a reduction to shareholders’ equity. On December 2, 2015, the Company announced the discontinuance of the stock repurchase program along with the initiation of a cash dividend plan. On January 31, 2017, the Company declared its most recent dividend under this plan of $0.05 per share of ClearOne common stock, payable on March 1, 2017 to shareholders of record on February 15, 2017. In addition, on March 1, 2017, our Board of Directors authorized an increase in our quarterly dividend from $0.05 per share to $0.07 per share beginning with the second quarter dividend in 2017 expected to be paid on or about June 1, 2017.

On March 9, 2016, the Board of Directors of the Company authorized the repurchase of up to $10,000 of the Company’s outstanding shares of common stock under a new stock repurchase program. In connection with the repurchase authorization, the Company was authorized to complete the repurchase through open market transactions or through an accelerated share repurchase program, in each case to be executed at management’s discretion based on business and market conditions, stock price, trading restrictions, acquisition activity and other factors. The repurchase program may be suspended or discontinued at any time without prior notice. The transactions effectuated to date occurred in open market purchases.

On March 1, 2017, the Board of Directors of the Company renewed and extended the repurchase program for up to an additional $10 million of common stock over the next twelve months. In connection with the repurchase extension authorization, the Company was authorized to complete the repurchase through open market transactions or through an accelerated share repurchase program, in each case to be executed at management’s discretion based on business and market conditions, stock price, trading restrictions, acquisition activity and other factors. The repurchase program may be suspended or discontinued at any time without prior notice. The transactions effectuated to date occurred in open market purchases.

During the twelve months ended December 31, 2016, we acquired the following shares of common stock under the current stock repurchase program:

$ in thousands except per share price	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($ thousands) (d)

March 9 to March 31	33,600	$12.02	33,600	$9,596
April 1 to June 30	330,515	11.25	330,515	5,885
July 1 to September 30	91,965	11.16	91,965	4,861
October 1 to December 31	86,179	11.00	86,179	3,914
Total	542,259	$11.25	542,259

From March 11, 2016 to March 17, 2016, the Company offered to repurchase eligible vested options to purchase shares under the 1998 Plan and the 2007 Plan from employees and directors. The Company repurchased delivered options at a repurchase price equal to the difference between the closing market price on the date of the employee’s communication of accepting the repurchase offer and the exercise price of such employee’s delivered options, subject to applicable withholding taxes and charges. The Company repurchased 225,542 stock options from employees and directors at an average purchase price of $7.77.

│F-22│

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

10. Significant Customers

Sales to significant customers that represented more than 10 percent of total revenues are as follows:

	Year ended December 31,
	2016	2015	2014
Customer A	16.3%	14.2%	16.0%
Customer B	- %*	10.4%	- %*
Total	16.3%	24.6%	16.0%

* Sales didn’t exceed 10% of the revenue.

The following table summarizes the percentage of total gross accounts receivable from significant customers:

	As of December 31,
	2016	2015
Customer A	13.40%	18%
Customer B	11.70%	16%
Total	25.10%	34%

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

Level 3 - Unobservable inputs.

The substantial majority of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. The following tables set forth the fair value of the financial instruments re-measured by the Company as of December 31, 2016 and 2015:

	Level 1	Level 2	Level 3	Total
December 31, 2016
Corporate bonds and notes	$—	$19,970	$—	$19,970
Municipal bonds	—	6,425	—	6,425
Total	$—	$26,395	$—	$26,395
December 31, 2015
Corporate bonds and notes	$—	$20,744	$—	$20,744
Municipal bonds	—	5,621	—	5,621
Total	$—	$26,365	$—	$26,365

│F-23│

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

12. Income Taxes

Consolidated income before taxes for domestic and foreign operations consisted of the following:

	Year ended December 31,
	2016	2015	2014
Domestic	$6,332	$13,295	$9,615
Foreign	(2,454)	(2,744)	(1,386)
Total	$3,878	$10,551	$8,229

The Company’s (provision) for income taxes consisted of the following:

	Year ended December 31,
	2016	2015	2014
Current:
Federal	$(593)	$(3,386)	$(2,750)
State	63	(344)	(173)
Foreign	(37)	—	(109)
Total current	(567)	(3,730)	(3,032)
Deferred:
Federal	(633)	(220)	379
State	(17)	(10)	27
Foreign	115	470	401
	(535)	240	807
Change in valuation allowance	(332)	(285)	(408)
Total deferred	(867)	(45)	399
(Provision) for income taxes	$(1,434)	$(3,775)	$(2633)

The income tax (provision) differs from that computed at the federal statutory corporate income tax rate as follows:

	Year ended December 31,
	2016	2015	2014
Tax (provision) at Federal statutory rate	$(1,318)	$(3,587)	$(2,798)
State income tax (provision), net of federal benefit	(148)	(408)	(257)
Research and development tax credits	423	456	549
Foreign earnings or losses taxed at different rates	(292)	(231)	(102)
Other	233	280	383
Change in valuation allowance	(332)	(285)	(408)
Tax (provision)	$(1,434)	$(3,775)	$(2,633)

│F-24│

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

The tax effects of significant temporary differences representing net deferred tax assets and liabilities consisted of the following:

	2016	2015
Deferred revenue	$845	$1,019
Basis difference in intangible assets	(56)	26
Inventory reserve	2,650	2,452
Net operating loss carryforwards	1,391	1,347
Research and development tax credits	88	—
Accrued expenses	92	165
Stock-based compensation	584	672
Allowance for sales returns and doubtful accounts	70	20
Difference in property and equipment basis	(350)	(423)
Other	743	886
Total net deferred income tax asset	6,057	6,164
Less: Valuation allowance	(1,403)	(1,071)
Net deferred income tax asset (liability)	$4,654	$5,093

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

In accordance with ASC Topic 740, the Company analyzed its valuation allowance at December 31, 2016 and determined that, based upon available evidence, it is more likely than not that certain of its deferred tax assets may not be realized and, as such, has established a valuation allowance against certain deferred tax assets. These deferred tax assets include foreign net operating loss carryforwards, foreign intangible assets, state R&D tax credit carryforwards, and capital loss carryforwards.

The Company has federal net operating loss (“NOL”) carryforwards of approximately $755 (pre-tax), Hong Kong NOL carryforwards of approximately $255, and Spain NOL carryforwards of approximately $855. The federal NOL carryforwards will begin to expire in 2029. The Hong Kong and Spain NOL carryforwards do not expire.

Effective July 1, 2007, the Company adopted the accounting standards related to uncertain tax positions. This standard requires that tax positions be assessed using a two-step process. A tax position is recognized if it meets a “more likely than not” threshold, and is measured at the largest amount of benefit that is greater than 50 percent likely of being realized. Uncertain tax positions must be reviewed at each balance sheet date. Liabilities recorded as a result of this analysis must generally be recorded separately from any current or deferred income tax accounts.

The total amount of unrecognized tax benefits at December 31, 2016 and 2015, that would favorably impact our effective tax rate if recognized was $233 and $176, respectively. As of December 31, 2016 and 2015, we accrued $87 and $55, respectively, in interest and penalties related to unrecognized tax benefits. We account for interest expense and penalties for unrecognized tax benefits as part of our income tax provision.

Although we believe our estimates are reasonable, we can make no assurance that the final tax outcome of these matters will not be different from that which we have reflected in our historical income tax provisions and accruals. Such difference could have a material impact on our income tax provision and operating results in the period in which we make such determination.

│F-25│

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax positions is as follows:

	Year ended December 31,
	2016	2015
Balance - beginning of year	$1,126	$1,678
Additions based on tax positions related to the current year	16	52
Additions for tax positions of prior years	47	5
Reductions for tax positions of prior years	-	(503)
Settlements	-	—
Lapse in statutes of limitations	-	(106)
Uncertain tax positions, ending balance	$1,189	$1,126

The Company’s U.S. federal income tax returns for 2012 through 2015 are subject to examination. The Company also files in various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state, or non-U.S. income tax examinations by tax authorities for years prior to 2012. The Company completed its audit by the Internal Revenue Service (“IRS”) for its 2006 tax return in 2010. As a result of the audit by the IRS, there were no material adjustments made to the Company’s tax return. The IRS commenced an examination of the Company’s 2012 tax return. We do not anticipate the examination will result in a material change to its financial position.

The Inland Revenue Department of Hong Kong, a Special Administrative Region (the “IRD”), commenced an examination of the Company’s Hong Kong profits tax returns for 2009 through 2011 in the fourth quarter of 2012, which was completed subsequent to December 31, 2016. As a result of the audit, there were no material changes to the Company’s financial position. During the next twelve months, it is reasonably possible that the amount of the Company’s unrecognized income tax benefits could change significantly. These changes could be the result of our ongoing tax audits or the settlement of outstanding audit issues. However, due to the issues being examined, at the current time, an estimate of the range of reasonably possible outcomes cannot be made, beyond amounts currently accrued.

13. Geographic Sales Information

The United States was the only country to contribute more than 10 percent of total revenues in each fiscal year. The Company’s revenues are substantially denominated in U.S. dollars and are summarized geographically as follows:

	Year ended December 31,
	2016	2015	2014
United States	$31,838	$39,563	$39,837
All other countries	16,799	18,233	18,072
Total	$48,637	$57,796	$57,909

14. Subsequent Events

On January 31, 2017, the Company declared a stock dividend of $0.05 per share of ClearOne common stock payable on March 1, 2017 to shareholders of record on February 15, 2017.

In March 2017, the Company renewed and extended its common stock repurchase program of $10,000 to continue through March 9, 2018.

│F-26│