Form 10-Q
period 2017-03-31
CLEARONE INC
filed 2017-05-10
CIK 840715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

or

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Larger Accelerated Filer [ ]	Accelerated Filer [X]
Non-Accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [ ]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares of ClearOne common stock outstanding as of May 5, 2017 was 8,704,410.

CLEARONE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2017

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$8,639	$12,100
Marketable securities	5,862	5,030
Receivables, net of allowance for doubtful accounts of $187 and $186, as of March 31, 2017 and December 31, 2016 respectively	7,303	7,461
Inventories	14,438	11,377
Distributor channel inventories	1,463	1,530
Prepaid expenses and other assets	3,000	2,642
Total current assets	40,705	40,140
Long-term marketable securities	21,102	21,365
Long-term inventories, net	1,470	1,664
Property and equipment, net	1,529	1,513
Intangibles, net	5,496	5,677
Goodwill	12,724	12,724
Deferred income taxes	4,654	4,654
Other assets	379	387
Total assets	$88,059	$88,124
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,907	$3,545
Accrued liabilities	2,045	1,894
Deferred product revenue	3,888	3,882
Total current liabilities	10,840	9,321
Deferred rent	82	103
Other long-term liabilities	1,274	1,251
Total liabilities	12,196	10,675
Shareholders’ equity:
Common stock, par value $0.001, 50,000,000 shares authorized, 8,734,917 and 8,812,644 shares issued and outstanding as of March 31, 2017 and December 31, 2016 respectively	9	9
Additional paid-in capital	46,868	46,669
Accumulated other comprehensive loss	(155)	(205)
Retained earnings	29,141	30,976
Total shareholders’ equity	75,863	77,449
Total liabilities and shareholders’ equity	$88,059	$88,124

See accompanying notes

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share amounts)

	Three months ended March 31,
	2017	2016
Revenue	$11,678	$13,033
Cost of goods sold	5,000	4,568
Gross profit	6,678	8,465

Operating expenses:
Sales and marketing	2,741	2,625
Research and product development	2,357	2,270
General and administrative	2,106	1,598
Total operating expenses	$7,204	$6,493

Operating income (loss)	(526)	1,972
Other income, net	102	11
Income (loss) before income taxes	(424)	1,983
Provision for income taxes	44	615
Net income (loss)	$(468)	$1,368

Basic earnings (loss) per common share	$(0.05)	$0.15
Diluted earnings (loss) per common share	$(0.05)	$0.14

Basic weighted average shares outstanding	8,768,112	9,196,522
Diluted weighted average shares outstanding	8,768,112	9,513,440

Comprehensive income (loss):
Net income (loss)	$(468)	$1,368
Other comprehensive income:
Change in unrealized gains on available-for-sale securities, net of tax	38	121
Change in foreign currency translation adjustment	12	33
Comprehensive income (loss)	$(418)	$1,522

See accompanying notes

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(468)	$1,368
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	402	483
Amortization of deferred rent	(17)	(20)
Stock-based compensation expense	171	148
Provision for (recoveries of) doubtful accounts, net	(2)	25
Change of inventory to net realizable value	(34)	119
Loss on disposal of assets	—	49
Tax benefit from exercise of stock options	(2)	(583)
Deferred income taxes	25	47
Changes in operating assets and liabilities:
Receivables	169	562
Inventories	(2,766)	(964)
Prepaid expenses and other assets	(136)	(144)
Accounts payable	1,361	1,378
Accrued liabilities	145	(82)
Income taxes payable	(215)	106
Deferred product revenue	4	(354)
Other long-term liabilities	—	(52)
Net cash provided by (used in) operating activities	$(1,363)	$2,086

Cash flows from investing activities:
Purchase of property and equipment	$(181)	$(139)
Purchase of intangibles	(56)	—
Proceeds from maturities and sales of marketable securities	1,906	2,787
Purchase of marketable securities	(2,437)	(2,538)
Net cash provided by (used in) investing activities	$(768)	$110

Cash flows from financing activities:
Net proceeds from equity-based compensation programs	$28	$318
Repurchase and cancellation of stock options	—	(1,752)
Tax benefit from exercise of stock options	—	583
Dividend payments	(439)	(459)
Payments for stock repurchases	(928)	(404)
Net cash used in financing activities	$(1,339)	$(1,714)

Effect of exchange rate changes on cash and cash equivalents	$9	$19
Net increase (decrease) in cash and cash equivalents	$(3,461)	$501
Cash and cash equivalents at the beginning of the year	12,100	13,412
Cash and cash equivalents at the end of the year	$8,639	$13,913

See accompanying notes

4

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

The following is a summary of supplemental cash flow activities:

	Three months ended March 31,
	2017	2016
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1	$537

See accompanying notes

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

Basis of Presentation:

The fiscal year for ClearOne is the 12 months ending on December 31. The consolidated financial statements include the accounts of ClearOne and its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

These accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are not audited. Certain information and footnote disclosures that are usually included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been either condensed or omitted in accordance with SEC rules and regulations. The accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of March 31, 2017 and December 31, 2016, the results of operations for the three months ended March 31, 2017 and 2016, and the cash flows for the three months ended March 31, 2017 and 2016. The results of operations for the three months ended March 31, 2017 and 2016 are not necessarily indicative of the results for a full-year period. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC.

Significant Accounting Policies:

The significant accounting policies were described in Note 1 to the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2016. There have been no changes to these policies during the three months ended March 31, 2017 that are of significance or potential significance to the Company.

Recent Accounting Pronouncements:

In May 2014, the FASB released Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. The updated standard becomes effective for the Company on January 1, 2018. Early adoption is permitted. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on the consolidated financial statements.

In February 2016, the FASB released Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) to bring transparency to lessee balance sheets. The ASU will require organizations that lease assets (lessees) to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The standard will apply to both types of leases-capital (or finance) leases and operating leases. Previously, GAAP has required only capital leases to be recognized on lessee balance sheets. The standard is effective for fiscal years beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2018. Early application will be permitted for all organizations. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on the consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands)

In March 2016, the FASB released Accounting Standards Update No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Shared-Based Payment Accounting. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 was effective for the Company on January 1, 2017. As a result of the adoption of ASU 2016-09, excess tax benefits or deficiencies related to stock-based compensation are now reflected in the Consolidated Statements of Income as a component of the provision for income taxes, whereas they previously were recognized in additional paid-in capital. In addition, our Consolidated Statements of Cash Flows will now present, on a prospective basis, excess tax benefits as an operating activity. Finally, we have elected to account for forfeitures as they occur, rather than estimate expected forfeitures.

In August 2016, the FASB released Accounting Standards Update (ASU) No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective for the Company beginning January 1, 2018 and we are currently evaluating the impact that ASU 2016-15 will have on our consolidated financial statements.

2. Earnings (Loss) Per Share

Earnings (loss) per common share is computed based on the weighted-average number of common shares outstanding and, when appropriate, dilutive potential common stock outstanding during the period. Stock options and warrants are considered to be potential common stock. The computation of diluted earnings (loss) per share does not assume exercise or conversion of securities that would have an anti-dilutive effect.

Basic earnings (loss) per common share is the amount of net loss for the period available to each weighted-average share of common stock outstanding during the reporting period. Diluted earnings (loss) per common share is the amount of earnings (loss) for the period available to each weighted-average share of common stock outstanding during the reporting period and to each share of potential common stock outstanding during the period, unless inclusion of potential common stock would have an anti-dilutive effect.

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended March 31,
	2017	2016
Numerator:
Net income (loss)	$(468)	$1,368
Denominator:
Basic weighted average shares outstanding	8,768,112	9,196,522
Dilutive common stock equivalents using treasury stock method	—	316,918
Diluted weighted average shares outstanding	8,768,112	9,513,440

Basic earnings (loss) per common share	$(0.05)	$0.15
Diluted earnings (loss) per common share	$(0.05)	$0.14

Weighted average options outstanding	847,731	1,000,571
Anti-dilutive options not included in the computations	847,731	289,623

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands)

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of securities at March 31, 2017 and December 31, 2016 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
March 31, 2017
Available-for-sale securities:
Corporate bonds and notes	$19,426	$73	$(97)	$19,402
Municipal bonds	7,573	9	(20)	7,562
Total available-for-sale securities	$26,999	$82	$(117)	$26,964

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
December 31, 2016
Available-for-sale securities:
Corporate bonds and notes	$20,028	$64	$(122)	$19,970
Municipal bonds	6,463	6	(44)	6,425
Total available-for-sale securities	$26,491	$70	$(166)	$26,395

Maturities of marketable securities classified as available-for-sale securities were as follows at March 31, 2017:

	Amortized cost	Estimated fair value
March 31, 2017
Due within one year	$5,857	$5,862
Due after one year through five years	21,142	21,102
Total available-for-sale securities	$26,999	$26,964

Debt securities in an unrealized loss position as of March 31, 2017 were not deemed impaired at acquisition and subsequent declines in fair value are not deemed attributed to declines in credit quality. Management believes that it is more likely than not that the securities will receive a full recovery of par value. The available-for-sale marketable securities with continuous gross unrealized loss position for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 months		More than 12 months		Total
(In thousands)	Estimated fair value	Gross unrealized holding losses	Estimated fair value	Gross unrealized holding losses	Estimated fair value	Gross unrealized holding losses
As of March 31, 2017
Corporate bonds and notes	$10,664	$(87)	$1,030	$(10)	$11,694	$(97)
Municipal bonds	4,981	(20)	419	—	5,400	(20)

Total	$15,645	$(107)	$1,449	$(10)	$17,094	$(117)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands)

4. Intangible Assets

Intangible assets as of March 31, 2017 and December 31, 2016 consisted of the following:

	Estimated useful lives	March 31, 2017	December 31, 2016
Tradename	5 to 7 years	$555	$555
Patents and technological know-how	10 years	6,066	6,010
Proprietary software	3 to 15 years	4,341	4,341
Other	3 to 5 years	324	324
Total intangible assets		11,286	11,230
Accumulated amortization		(5,790)	(5,553)
Total intangible assets, net		$5,496	$5,677

The amortization of intangible assets for the three months ended March 31, 2017 and 2016 was as follows:

	Three months ended March 31,
	2017	2016
Amortization of intangible assets	$238	$289

The estimated future amortization expense of intangible assets is as follows:

Years ending December 31,
2017 (remainder)	$690
2018	896
2019	781
2020	602
2021	602
Thereafter	1,925
$5,496

5. Inventories

Inventories, net of reserves, as of March 31, 2017 and December 31, 2016 consisted of the following:

	As of
	March 31, 2017	December 31, 2016
Current:
Raw materials	$3,258	$2,291
Finished goods	11,180	9,086
	$14,438	$11,377

Long-term:
Raw materials	$473	$599
Finished goods	997	1,065
	$1,470	$1,664

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands)

Long-term inventory represents inventory held in excess of our current (next 12 months) requirements based on our recent sales and forecasted level of sales. We expect to sell the above inventory, net of reserves, at or above the stated cost and believe that no loss will be incurred on its sale, although there can be no assurance of the timing or amount of any sales.

Current finished goods do not include consigned inventory in the amounts of approximately $1,463 and $1,530 as of March 31, 2017 and December 31, 2016, respectively. Distributor channel inventories represent inventories at distributors and other customers where revenue recognition criteria have not yet been achieved.

Net loss incurred on valuation of inventory at lower of cost or market value and write-off of obsolete inventory during the three months ended March 31, 2016 was $119. During the three months ended March 31, 2017 benefit from the reduction of reserves for valuation of inventory at lower of cost or market value was $34.

6. Share-based Compensation

Employee Stock Option Plans

The Company’s share-based incentive plans offering stock options primarily consists of two plans. Under both plans, one new share is issued for each stock option exercised. The plans are described below.

The Company’s 1998 Incentive Plan (the “1998 Plan”) was the Company’s primary plan through November 2007. Under this plan shares of common stock were made available for issuance to employees and directors. Through December 1999, 1,066,000 options were granted that would cliff vest after 9.8 years; however, such vesting was accelerated for 637,089 of these options upon meeting certain earnings per share goals through the fiscal year ended March 31, 2003. Subsequent to December 1999 and through March 2002, 1,248,250 options were granted that would cliff vest after 6.0 years; however, such vesting was accelerated for 300,494 of these options upon meeting certain earnings per share goals through the fiscal year ended March 31, 2005.

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

Of the options granted subsequent to March 2002, all vesting schedules are based on 3 or 4-year vesting schedules, with either one-third or one-fourth vesting on the first anniversary and the remaining options vesting ratably over the remainder of the vesting term. Generally, directors and officers have 3-year vesting schedules and all other employees have 4-year vesting schedules. Additionally, in the event of a change in control or the occurrence of a corporate transaction, the Company’s Board of Directors has the authority to elect that all unvested options shall vest and become exercisable immediately prior to the event or closing of the transaction. All options outstanding as of March 31, 2017 had contractual lives of ten years.

Under the 1998 Plan, 2,500,000 shares were authorized for grant. As of March 31, 2017, there were 150,000 options outstanding under the 1998 Plan, which includes the cliff vesting and 3 or 4-year vesting options discussed above.

As of March 31, 2017, there were 695,172 options outstanding under the 2007 Plan. As of March 31, 2017, the 2007 Plan had 845,104 authorized unissued options, while there were no options remaining that could be granted under the 1998 Plan.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands)

A summary of the stock option activity under the Company’s plans for the three months ended March 31, 2017 is as follows:

	Number of shares	Weighted average exercise price

Options outstanding at beginning of year	850,232	$8.06
Granted	__	__
Less:
Exercised	(1,396)	6.53
Forfeited prior to vesting	(3,664)	9.85
Canceled or Expired	—	—
Options outstanding at March 31, 2017	845,172	8.06
Options exercisable at end of March 31, 2017	613,174	$6.84

As of March 31, 2017, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, was approximately $948, which will be recognized over a weighted average period of 2.10 years.

Stock Option Repurchase

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

Employee Stock Purchase Plan

The Company issues shares to employees under the Company’s 2014 Employee Stock Purchase Plan (the “ESPP”). The ESPP was approved by the Company’s shareholders on December 12, 2014. As of March 31, 2017, 473,316 of the originally approved 500,000 shares were available for offerings under the ESPP. Offering periods under the ESPP commence on each January 1 and July 1, and continue for a duration of six months. The ESPP is available to all employees who do not own, or not are deemed to own, shares of stock making up an excess of 5% of the combined voting power of the Company, its parent or subsidiary. During each offering period, each eligible employee may purchase shares under the ESPP after authorizing payroll deductions. Under the ESPP, each employee may purchase up to the lesser of 2,500 shares or $25 of fair market value (based on the established purchase price) of the Company’s stock for each offering period. Unless the employee has previously withdrawn from the offering, his or her accumulated payroll deductions will be used to purchase common stock on the last business day of the period at a price equal to 85% (or a 15% discount) of the fair market value of the common stock on the first or last day of the offering period, whichever is lower.

Share-based compensation expense has been recorded as follows:

	Three months ended March, 31
	2017	2016
Cost of goods sold	$8	$4
Sales and marketing	14	14
Research and product development	38	27
General and administrative	111	103
	$171	$148

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

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in $ millions)
January 2017	35,794	$12.29	35,794	$3.5
February 2017	22,012	11.57	22,012	3.2
March 2017	21,150	11.03	21,150	9.9
Total	78,956	11.75	78,956

Cash Dividends

On January 31, 2017, the Company declared a stock dividend of $0.05 per share of ClearOne common stock paid March 1, 2017 to shareholders of record as of February 15, 2017.

Changes in Shareholders’ Equity

The following table summarizes the change in shareholders’ equity during the three months ended March 31, 2017 and 2016, respectively:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands)

	Three months ended March 31,
	2017	2016
Balance at the beginning of the period	$77,449	$82,569
Exercise of stock options	9	293
Stock repurchased	(928)	(404)
Options repurchased	—	(1,752)
Proceeds from stock purchase plan	19	25
Dividends	(439)	(459)
Share-based compensation	171	148
Tax benefit - stock option exercise	—	563
Unrealized gain or loss on investments, net of tax	38	121
Foreign currency translation adjustment	12	33
Net income/(loss) during the period	(468)	1,368
Balance at end of the period	$75,863	$82,505

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

Level 3 - Unobservable inputs.

The substantial majority of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. The following table sets forth the fair value of the financial instruments re-measured by the Company as of March 31, 2017 and December 31, 2016:

	Level 1	Level 2	Level 3	Total
March 31, 2017
Corporate bonds and notes	$—	$19,402	$—	$19,402
Municipal bonds	—	7,562	—	7,562
Total	$—	$26,964	$—	$26,964

	Level 1	Level 2	Level 3	Total
December 31, 2016
Corporate bonds and notes	$—	$19,970	$—	$19,970
Municipal bonds	—	6,425	—	6,425
Total	$—	$26,395	$—	$26,395

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands)

9. Income Taxes

The Company’s forecasted effective tax rate at March 31, 2017 is 30.9%, a 6.1% decrease from the 37.0% effective tax rate recorded at December 31, 2016. The forecasted effective tax rate of 30.9% excludes jurisdictions for which no benefit from forecasted current year losses is anticipated. Including losses from such jurisdictions results in a forecasted effective tax rate of 32.9%. Our forecasted effective tax rate could fluctuate significantly on a quarterly basis and could change, to the extent that earnings in countries with tax rates that differ from that of the U.S. differ from amounts anticipated at March 31, 2017.

After a discrete tax expense of $6, the effective tax rate for the quarter ended March 31, 2017 is (10.7)%, which is due primarily to losses in certain foreign jurisdictions which cannot be benefited. The discrete tax expense of $6 is primarily attributable to interest and penalties on unrecognized tax benefits.

10. Subsequent Events

On April 25, 2017, the Company was awarded a new patent, U.S. Patent No. 9,635,186 (the “’186 Patent”), which relates to a system and method involving the combination of echo cancellation and beamforming microphone arrays. Also on April 25, 2017, the Company filed a lawsuit in the U.S. Federal District Court in the District of Utah against three parties—Shure, Inc. (“Shure”), Biamp Systems Corporation, and QSC Audio Products, LLC (collectively, “Defendants”), alleging that the Defendants were jointly and indirectly infringing the newly issued ‘186 Patent (the “Infringement Action”). On that same day, Shure filed a separate action in the U.S. Federal District Court in the Northern District of Illinois (the “Illinois Action”) requesting a declaratory judgment as to the invalidity or non-infringement with respect to the ’186 Patent. The Illinois Action also seeks the same declaratory judgment with respect to another Company patent, United States Patent No. 9,264,553 (the “’553 Patent”), and which has not been asserted by the Company against any defendant and has been submitted to the USPTO for reissue. The Company intends to vigorously enforce and defend its intellectual property rights in the Infringement Action and the Illinois Action.

On May 4, 2017 the Company announced a quarterly cash dividend for the first quarter of 2017 at $0.07 per share to be paid on May 31, 2017 to shareholders of record as of May 17, 2017.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this report, other than statements of historical fact, are forward-looking statements for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any forward-looking statement. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are based upon reasonable assumptions at the time made, there can be no assurance that any such expectations or any forward-looking statement will prove to be correct. Our actual results will vary, and may vary materially, from those projected or assumed in the forward-looking statements. Future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not anticipate, including, without limitation, product recalls and product liability claims; infringement of our technology or assertion that our technology infringes the rights of other parties; termination of supplier relationships, or failure of suppliers to perform; inability to successfully manage growth; delays in obtaining regulatory approvals or the failure to maintain such approvals; concentration of our revenue among a few customers, products or procedures; development of new products and technology that could render our products obsolete; market acceptance of new products; introduction of products in a timely fashion; price and product competition, availability of labor and materials, cost increases, and fluctuations in and obsolescence of inventory; volatility of the market price of our common stock; foreign currency fluctuations; changes in key personnel; work stoppage or transportation risks; integration of business acquisitions; and other factors referred to in our reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2016. All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Additional factors that may have a direct bearing on our operating results are discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

During the three months ended March 31, 2017, our efforts primarily centered our energies in shipping remaining models in our newly introduced next-gen DSP conferencing platform and Beamforming Microphone Array.

Overall revenue declined in the three months ended March 31, 2017 when compared to the three months ended March 31, 2016 despite a significant increase in revenue from video products. The declines in revenue from professional audio products and unified communications end points more than offset the increase in revenue from video products. Our gross profit margin decreased for the three months ended March 31, 2017 to 57% compared to 65% for the three months ended March 31, 2016 primarily due to the decrease in the mix of higher margin products and the price reductions associated with transition from CONVERGE Pro 1 to CONVERGE Pro 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Economic conditions, challenges and risks

The global economics conditions continued to be challenging in the three months ended March 31, 2017, especially for conditions relating to capital expenditure spending, due to a number of reasons. The decline in oil prices and commodity prices continued to affect certain countries and the operating budgets of large companies in the oil and gas industry.

The audio-visual products market is characterized by intense competition and rapidly evolving technology. Our competitors vary within each product category. Our professional audio communication products, which contribute the most to our revenue, continues to be ahead of the competition despite the reduction in revenues through our transition from the CONVERGE Pro 1 platform to the next generation CONVERGE Pro 2 platform. Our strength in this space is largely due to our industry leading conferencing technologies and the full suite of professional microphone products, especially Beamforming Microphone Arrays. Despite our strong leadership position in the professional audio communications products market, we face challenges to revenue growth due to the limited size of the market and pricing pressures from new competitors attracted to the commercial market.

Revenue from our video products in the overall revenue mix has been improving on the back of a strong growth for our video products in 2016 that has continued in the first quarter of 2017. We face intense competition in this market from well-established market leaders as well as emerging players rich with marketing funds. We expect our strategy of combining Spontania, our cloud-based video conferencing product, Collaborate, our appliance based media collaboration product and our high-end audio conferencing technology to provide high growth in revenue in the near future. We believe we are also well positioned to capitalize on the continuing migration away from the traditional hardware based video conferencing systems to software based video conferencing applications.

We derive a major portion of our revenue (about 35%) from international operations and expect this trend to continue in the future. Most of our revenue from outside the U.S. are billed in US Dollars and is not exposed to any significant currency risk. However, we are exposed to foreign exchange risk if the U.S. dollar continues to be strong against other currencies as it will make U.S. Dollar denominated prices of our products less competitive.

Deferred Revenue

Each quarter-end, we evaluate the inventory in the distribution channel through information provided by certain of our distributors. The level of inventory in the channel fluctuates up or down each quarter based upon our distributors’ individual operations. Accordingly, each quarter-end revenue deferral is calculated and recorded based upon the underlying channel inventory at quarter-end. Deferred revenue for the three months ended March 31, 2017 remained unchanged at $3.9 million compared to December 31, 2016.

A detailed discussion of our results of operations follows below.

Results of Operations for the three months ended March 31, 2017 and 2016

The following table sets forth certain items from our unaudited condensed consolidated statements of operations (dollars in thousands) for the three months ended March 31, 2017 (“2017-Q1”) and 2016 (“2016-Q1”), respectively, together with the percentage of total revenue which each such item represents:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three months ended March 31,		Percentage Change 2016
	2017	2016	vs 2015
Revenue	$11,678	$13,033	-10%
Cost of goods sold	5,000	4,568	9%
Gross profit	6,678	8,465	-21%
Sales and marketing	2,741	2,625	4%
Research and product development	2,357	2,270	4%
General and administrative	$2,106	$1,598	32%
Total operating expenses	7,204	6,493	11%
Operating income (loss)	(526)	1,972	-127%
Income (loss) before income taxes	(424)	1,983	-121%
Provision for income taxes	44	615	-93%
Net income	(468)	1,368	-134%

Revenue

Our revenue decreased by $1.3 million, or 10%, to $11.7 million in 2017-Q1 compared to $13.0 million in 2016-Q1. The 60% increase in revenue from video products was more than offset by a 15% decline in professional audio conferencing revenue and a 23% decline in revenue from unified communication (UC) end points. Premium audio conferencing products declined the most while media collaboration products increased the most. The decline in revenue from professional audio conferencing products was mostly due to overall weakness in the economy, decline in orders due to transition from CONVERGE Pro 1 to CONVERGE Pro 2 and reductions in CONVERGE Pro 1 pricing in the last quarter of 2016. The share of professional audio communications products (which includes microphone products but not premium products) in our product mix declined from 79% in 2016-Q1 to 75% in 2017-Q1. The increase in revenue from video products was due to the success of Unite camera, favorable reception to the new Collaborate SKUs containing integrated audio solutions and increasing acceptance of View Pro in major projects. Share of UC end points declined from 13% in 2016-Q1 to 11% in 2017-Q1.

During 2017-Q1, revenue declined across all major markets except parts of Asia. The decline was pronounced in Australia, Canada and all regions of Europe. Asia Pacific including Middle East increased by 36%; Europe and Africa declined by 29% and Americas declined by about 17%. The revenue decline was primarily caused by the delay in the transition to our next generation audio platform, CONVERGE Pro 2 and Beamforming Microphone Array 2 combined with price reduction offered to stimulate customer interest and sales in the current generation of products. Revenue was also negatively affected by less than robust infrastructure and capital equipment spending. We believe we will return to a growth path as key products forming part of the new audio platform have already started shipping in early 2017 and the overall investor confidence and consumer confidence has started improving in the US. However, we anticipate that the growth will depend on the speed at which our customers transition to the new platform and the economic recovery in certain key markets like Europe, Canada and Australia which remains weak.

Costs of Goods Sold and Gross Profit

Cost of goods sold (“COGS”) includes expenses associated with finished goods purchased from outsourced manufacturers, the manufacture of our products (including material and direct labor), our manufacturing and operations organization, property and equipment depreciation, warranty expense, freight expense, royalty payments, and the allocation of overhead expenses.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our gross profit for the three months ended March 31, 2017 was approximately $6.7 million or 57% compared to approximately $8.5 million or 65% in 2016. Gross margin declined due to the following reasons: (1) price reductions made to CONVERGE Pro 1 products to encourage CONVERGE Pro 1 sales while customers were awaiting CONVERGE Pro 2 products, and (2) decline in higher margin professional audio conferencing products in the mix.

Our profitability in the near-term continues to depend significantly on our revenues from professional audio conferencing products. We hold long-term inventory and if we are unable to sell our long-term inventory, our profitability might be affected by inventory write-offs and price mark-downs.

Operating Expenses

Operating income, or income from operations, is the surplus after operating expenses are deducted from gross profits. Operating expenses include sales and marketing (“S&M”) expenses, research and product development (“R&D”) expenses and general and administrative (“G&A”) expenses. Total operating expenses were $7.2 million for the three months ended March 31, 2017 compared to $6.5 million for the three months ended March 31, 2016. The following contains a more detailed discussion of expenses related to sales and marketing, research and product development, general and administrative, and other items.

Sales and Marketing - S&M expenses include sales, customer service, and marketing expenses such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses.

S&M expenses for the three months ended March 31, 2017 increased by 4% from $2.6 million for the three months ended March 31, 2016 to $2.7 million in 2017 mainly due to an increase in employee-related salaries, benefits and commissions partially offset by decrease in commissions paid to independent agents.

Research and Product Development - R&D expenses include research and development, product line management, engineering services, and test and application expenses, including employee-related costs, outside services, expensed materials, depreciation, and an allocation of overhead expenses.

R&D expenses of approximately $2.4 million for the three months ended March 31, 2017 slightly increased, when compared to R&D expenses of $2.3 million for the three months ended March 31, 2016. The increase was primarily due to an increase in employee-related costs.

General and Administrative - G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs, and corporate administrative costs, including costs related to finance and human resources.

G&A expenses were approximately $2.1 million for the three months ended March 31, 2017 compared with approximately $1.6 million in 2016. The increase of about 32% in G&A expenses was primarily due to increases in legal expenses and consulting fees partially offset by a decline in executive bonus.

Other income (expense), net

Other income (expense), net, includes interest income, interest expense, and foreign currency changes.

Provision for income taxes

During the three months ended March 31, 2017, we accrued income taxes at the forecasted effective tax rate of 30.9% as compared to the forecasted effective tax rate of 35.2% used during the three months ended March 31, 2016. The 4.3% decrease in the forecasted effective tax rate was primarily due to U.S. and state research and development tax credits, which had a greater impact on the effective rate in 2016 due to more forecasted income when compared to 2017. In addition, a discrete tax expense of $6 thousand is primarily attributable to interest and penalties on unrecognized tax benefits.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2017, our cash and cash equivalents were approximately $8.6 million, a decrease of approximately $3.5 million compared to cash and cash equivalents of approximately $12.1 million as of December 31, 2016. Our working capital was $29.9 million and $30.8 million as of March 31, 2017 and December 31, 2016, respectively.

Net cash used in operating activities was approximately $1.4 million for the three months ended March 31, 2017, an increase of cash used of approximately $3.5 million from $2.1 million of cash provided by operating activities in the three months ended March 31, 2016. The increase was primarily due to an increase in cash outflows due to change in operating assets and liabilities of $1.4 million partially offset by an increase in non-cash charges of $0.5 million and a reduction in net income of $1.8 million.

Net cash used in investing activities was $0.8 million for the three months ended March 31, 2017 compared to net cash flows provided by investing activities of $0.1 million during the three months ended March 31, 2016, an increase in cash used of $0.9 million. The increase was primarily due to an increase of $0.1 million in purchases of property and equipment and intangibles, partially offset by a reduction in net sales of marketable securities of approximately $0.8 million.

Net cash used in financing activities was approximately $1.3 million during the three months ended March 31, 2017 compared to $1.7 million of cash used in financing activities during the three months ended March 31, 2016. Financing activities during the three months ended March 31, 2017 primarily consisted of cash outflows of $0.9 million towards stock repurchases and $0.4 million for dividend payments. Net cash used in financing activities was approximately $1.7 million during the three months ended March 31, 2016 primarily consisted of cash inflows of $0.3 million proceeds from stock based compensation plans and cash outflows of $1.8 million on repurchase of stock options, $0.5 million for dividend payments and $0.4 million towards stock repurchases.

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

At March 31, 2017, we had open purchase orders related to our electronics manufacturing service providers of approximately $8.2 million, primarily related to inventory purchases.

At March 31, 2017, we had inventory totaling $15.9 million, of which non-current inventory accounted for $1.5 million. This compares to total inventories of $13.0 million and non-current inventory of $1.7 million as of December 31, 2016.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our significant accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2016. We believe the following critical accounting policies identify our most critical accounting policies, which are the policies that are both important to the representation of our financial condition and results and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

The amount of deferred cost of goods sold was included in distributor channel inventories. The following table details the amount of deferred revenue, cost of goods sold, and gross profit (in thousands) as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Deferred revenue	$3,888	$3,882
Deferred cost of goods sold	1,463	1,530
Deferred gross profit	$2,425	$2,352

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Impairment of Goodwill and Intangible Assets

Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We perform impairment tests of goodwill and intangible assets with indefinite useful lives on an annual basis in the fourth fiscal quarter, or sooner if a triggering event occurs suggesting possible impairment of the values of these assets. There were no impairments recorded in the three months ended March 31, 2017 or 2016 as no impairment indicators existed. However, due to uncertainty in the industrial, technological, and competitive environments in which we operate, we might be required to exit or dispose of the assets acquired through our acquisitions, which could result in an impairment of goodwill and intangible assets.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Under ASC Topic 718, we recognize compensation cost net of forfeitures as they occur and recognize the associated compensation cost for those awards expected to vest on a straight-line basis over the requisite service period. We use judgment in determining the fair value of the share-based payments on the date of grant using an option-pricing model with assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the risk-free interest rate of the awards, the expected life of the awards, the expected volatility over the term of the awards, the expected dividends of the awards, and an estimate of the amount of awards that are expected to be forfeited. If assumptions change in the application of ASC Topic 718 and its fair value recognition provisions in future periods, the stock-based compensation cost ultimately recorded under the guidelines of ASC Topic 718 may differ significantly from what was recorded in the current period.

Recent Accounting Pronouncements:

In May 2014, the FASB released Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. The updated standard becomes effective for the Company on January 1, 2018. Early adoption is permitted. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on the consolidated financial statements.

In February 2016, the FASB released Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) to bring transparency to lessee balance sheets. The ASU will require organizations that lease assets (lessees) to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The standard will apply to both types of leases-capital (or finance) leases and operating leases. Previously, GAAP has required only capital leases to be recognized on lessee balance sheets. The standard is effective for fiscal years beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2018. Early application will be permitted for all organizations. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on the consolidated financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In March 2016, the FASB released Accounting Standards Update No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Shared-Based Payment Accounting. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 was effective for the Company on January 1, 2017. As a result of the adoption of ASU 2016-09, excess tax benefits or deficiencies related to stock-based compensation are now reflected in the Consolidated Statements of Income as a component of the provision for income taxes, whereas they previously were recognized in additional paid-in capital. In addition, our Consolidated Statements of Cash Flows will now present, on a prospective basis, excess tax benefits as an operating activity. Finally, we have elected to account for forfeitures as they occur, rather than estimate expected forfeitures.

In August 2016, the FASB released Accounting Standards Update (ASU) No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective for the Company beginning January 1, 2018 and we are currently evaluating the impact that ASU 2016-15 will have on our consolidated financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2017 was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial and Accounting Officer. Based on this evaluation, our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, concluded that our disclosure controls and procedures are effective as of March 31, 2017 to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

There was no change in our internal control over financial reporting during the quarter ended March 31, 2017 that materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On April 25, 2017, the Company was awarded a new patent, U.S. Patent No. 9,635,186 (the “’186 Patent”), which relates to a system and method involving the combination of echo cancellation and beamforming microphone arrays. Also on April 25, 2017, the Company filed a lawsuit in the U.S. Federal District Court in the District of Utah against three parties—Shure, Inc. (“Shure”), Biamp Systems Corporation, and QSC Audio Products, LLC (collectively, “Defendants”), alleging that the Defendants were jointly and indirectly infringing the newly issued ‘186 Patent (the “Infringement Action”). On that same day, Shure filed a separate action in the U.S. Federal District Court in the Northern District of Illinois (the “Illinois Action”) requesting a declaratory judgment as to the invalidity or non-infringement with respect to the ’186 Patent. The Illinois Action also seeks the same declaratory judgment with respect to another Company patent, United States Patent No. 9,264,553 (the “’553 Patent”), and which has not been asserted by the Company against any defendant and has been submitted to the USPTO for reissue. The Company intends to vigorously enforce and defend its intellectual property rights in the Infringement Action and the Illinois Action.

Item 1A. RISK FACTORS

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) Not applicable.

(c) In May 2012, our Board of Directors authorized a stock repurchase program authorizing the Company to repurchase up to $2 million of our outstanding common stock. On July 30, 2012, the Board of Directors increased the repurchase amount to $3 million from the original $2 million. On February 20, 2013, the Board of Directors again increased the repurchase amount to $10 million from $3 million. On December 2, 2014, ClearOne, Inc. issued a press release announcing the declaration of future cash dividends by the Company’s Board of Directors and reported the discontinuance of this stock repurchase program. At the time of the discontinuance of this stock repurchase program, the Company had repurchased approximately $5.4 million of the Company’s stock.

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

During the three months ended March 31, 2017 we acquired the following shares of common stock under the stock repurchase program:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in $ millions)
January 2017	35,794	$12.29	35,794	$3.5
February 2017	22,012	11.57	22,012	3.2
March 2017	21,150	11.03	21,150	9.9
Total	78,956	11.75	78,956

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

ClearOne, Inc., (Registrant)

	By:	/s/ Zeynep Hakimoglu
May 10, 2017		Zeynep Hakimoglu President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

	By:	/s/ Narsi Narayanan
May 10, 2017		Narsi Narayanan Senior Vice President of Finance (Principal Accounting and Principal Financial Officer)

