Form 10-Q
period 2017-06-30
CLEARONE INC
filed 2017-08-09
CIK 840715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

or

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

The number of shares of ClearOne common stock outstanding as of August 4, 2017 was 8,550,903.

CLEARONE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2017

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$3,367	$12,100
Marketable securities	6,147	5,030
Receivables, net of allowance for doubtful accounts of $200 and $187, as of June 30, 2017 and December 31, 2016 respectively	7,213	7,461
Inventories	17,099	11,377
Distributor channel inventories	1,511	1,530
Prepaid expenses and other assets	3,280	2,642
Total current assets	38,617	40,140
Long-term marketable securities	19,726	21,365
Long-term inventories, net	1,707	1,664
Property and equipment, net	1,609	1,513
Intangibles, net	5,337	5,677
Goodwill	12,724	12,724
Deferred income taxes	4,654	4,654
Other assets	369	387
Total assets	$84,743	$88,124
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,979	$3,545
Accrued liabilities	2,169	1,894
Deferred product revenue	3,805	3,882
Total current liabilities	10,953	9,321
Deferred rent	60	103
Other long-term liabilities	1,286	1,251
Total liabilities	12,299	10,675
Shareholders’ equity:
Common stock, par value $0.001, 50,000,000 shares authorized, 8,548,716 and 8,812,644 shares issued and outstanding as of June 30, 2017 and December 31, 2016 respectively	9	9
Additional paid-in capital	47,091	46,669
Accumulated other comprehensive loss	(83)	(205)
Retained earnings	25,427	30,976
Total shareholders’ equity	72,444	77,449
Total liabilities and shareholders’ equity	$84,743	$88,124

See accompanying notes

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenue	$10,311	$11,966	$21,989	$24,999
Cost of goods sold	4,242	4,302	9,242	8,870
Gross profit	6,069	7,664	12,747	16,129

Operating expenses:
Sales and marketing	2,646	2,681	5,387	5,306
Research and product development	2,322	2,096	4,679	4,365
General and administrative	2,210	1,567	4,316	3,165
Total operating expenses	7,178	6,344	14,382	12,836

Operating income (loss)	(1,109)	1,320	(1,635)	3,293
Other income, net	84	84	186	94
Income (loss) before income taxes	(1,025)	1,404	(1,449)	3,387
Provision for (benefit from) income taxes	(205)	449	(161)	1,064
Net income (loss)	$(820)	$955	$(1,288)	$2,323

Basic earnings (loss) per common share	$(0.09)	$0.10	$(0.15)	$0.25
Diluted earnings (loss) per common share	$(0.09)	$0.10	$(0.15)	$0.24

Basic weighted average shares outstanding	8,638,091	9,112,613	8,702,743	9,154,658
Diluted weighted average shares outstanding	8,638,091	9,362,037	8,702,743	9,512,559

Comprehensive income:
Net income (loss)	$(820)	$955	$(1,288)	$2,323
Other comprehensive income:
Change in unrealized gains (losses) on available-for-sale securities, net of tax	20	97	58	218
Change in foreign currency translation adjustment	52	(20)	64	13
Comprehensive income (loss)	$(748)	$1,032	$(1,166)	$2,554

See accompanying notes

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Six months ended June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(1,288)	$2,323
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	779	947
Amortization of deferred rent	(35)	(39)
Stock-based compensation expense	340	319
Provision for doubtful accounts, net	6	34
Write-down of inventory to net realizable value	55	130
Loss on disposal of assets	—	54
Tax benefit from exercise of stock options	—	(676)
Deferred income taxes	—	130
Changes in operating assets and liabilities:
Receivables	280	(609)
Inventories	(5,801)	548
Prepaid expenses and other assets	(190)	24
Accounts payable	1,429	(719)
Accrued liabilities	253	36
Income taxes payable	(393)	335
Deferred product revenue	(85)	229
Other long-term liabilities	—	(53)
Net cash provided by (used in) operating activities	(4,650)	3,013

Cash flows from investing activities:
Purchase of property and equipment	(404)	(402)
Purchase of intangibles	(127)	—
Proceeds from maturities and sales of marketable securities	3,631	3,405
Purchase of marketable securities	(3,051)	(4,250)
Net cash provided by (used in) investing activities	49	(1,247)

Cash flows from financing activities:
Net proceeds from equity-based compensation programs	82	476
Tax benefit from equity-based compensation programs	—	676
Repurchase and cancellation of stock options	—	(1,752)
Dividend payments	(1,051)	(924)
Repurchase and cancellation of stock	(3,210)	(4,115)
Net cash used in financing activities	(4,179)	(5,639)

Effect of exchange rate changes on cash and cash equivalents	47	6
Net decrease in cash and cash equivalents	(8,733)	(3,867)
Cash and cash equivalents at the beginning of the period	12,100	13,412
Cash and cash equivalents at the end of the period	$3,367	$9,545

See accompanying notes

4

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

The following is a summary of supplemental cash flow activities:

	Six months ended June 30,
	2017	2016
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$6	$715

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

These accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are not audited. Certain information and footnote disclosures that are usually included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been either condensed or omitted in accordance with SEC rules and regulations. The accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of June 30, 2017 and December 31, 2016, the results of operations for the three and six months ended June 30, 2017 and 2016, and the cash flows for the six months ended June 30, 2017 and 2016. The results of operations for the three months ended June 30, 2017 and 2016 are not necessarily indicative of the results for a full-year period. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC.

Significant Accounting Policies:

The significant accounting policies were described in Note 1 to the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2016. There have been no changes to these policies during the six months ended June 30, 2017 that are of significance or potential significance to the Company.

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

In February 2016, the FASB released ASU No. 2016-02, Leases (Topic 842) to bring transparency to lessee balance sheets. The ASU will require organizations that lease assets (lessees) to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The standard will apply to both types of leases-capital (or finance) leases and operating leases. Previously, GAAP has required only capital leases to be recognized on lessee balance sheets. The standard is effective for fiscal years beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2018. Early application will be permitted for all organizations. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on the consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands)

In March 2016, the FASB released ASU No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 was effective for the Company on January 1, 2017. As a result of the adoption of ASU 2016-09, excess tax benefits or deficiencies related to stock-based compensation are now reflected in the Consolidated Statements of Operations as a component of the provision for income taxes, whereas they previously were recognized in additional paid-in capital. In addition, our Consolidated Statements of Cash Flows will now present, on a prospective basis, excess tax benefits as an operating activity. Finally, we have elected to account for forfeitures as they occur, rather than estimate expected forfeitures.

In August 2016, the FASB released ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective for the Company beginning January 1, 2018 and we are currently evaluating the impact that ASU 2016-15 will have on our consolidated financial statements.

In January 2017, the FASB issued an ASU No. 2017-04, Simplifying the Test for Goodwill Impairment that removes Step 2 of the goodwill impairment test, which requires the assessment of fair value of individual assets and liabilities of a reporting unit to measure goodwill impairments. Goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value. The accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2020 on a prospective basis, and early adoption is permitted. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on the consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. The new guidance provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The accounting standard update will be effective for The Company beginning January 1, 2018 on a prospective basis, and early adoption is permitted. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on the consolidated financial statements.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Numerator:
Net income (loss)	$(820)	$955	$(1,288)	$2,323
Denominator:
Basic weighted average shares outstanding	8,638,091	9,112,613	8,702,743	9,154,568
Dilutive common stock equivalents using treasury stock method	—	249,424	—	357,991
Diluted weighted average shares outstanding	8,638,091	9,362,037	8,702,743	9,512,559

Basic earnings (loss) per common share	$(0.09)	$0.10	$(0.15)	$0.25
Diluted earnings (loss) per common share	$(0.09)	$0.10	$(0.15)	$0.24

Weighted average options outstanding	869,838	869,471	858,845	935,021
Anti-dilutive options not included in the computations	869,838	277,195	858,845	277,195

3. Marketable Securities

The Company has classified its marketable securities as available-for-sale securities. These securities are carried at estimated fair value with unrealized holding gains and losses included in accumulated other comprehensive income/(loss) in stockholders’ equity until realized. Gains and losses on marketable security transactions are reported on the specific-identification method. Dividend and interest income are recognized when earned.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands)

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of securities at June 30, 2017 and December 31, 2016 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
June 30, 2017
Available-for-sale securities:
Corporate bonds and notes	$18,323	$81	$(59)	$18,345
Municipal bonds	7,535	9	(16)	7,528
Total available-for-sale securities	$25,858	$90	$(75)	$25,873

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
December 31, 2016
Available-for-sale securities:
Corporate bonds and notes	$20,028	$64	$(122)	$19,970
Municipal bonds	6,463	6	(44)	6,425
Total available-for-sale securities	$26,491	$70	$(166)	$26,395

Maturities of marketable securities classified as available-for-sale securities were as follows at June 30, 2017:

	Amortized cost	Estimated fair value
June 30, 2017
Due within one year	$6,141	$6,147
Due after one year through five years	19,717	19,726
Total available-for-sale securities	$25,858	$25,873

Debt securities in an unrealized loss position as of June 30, 2017 were not deemed impaired at acquisition and subsequent declines in fair value are not deemed attributed to declines in credit quality. Management believes that it is more likely than not that the securities will receive a full recovery of par value, although there can be no assurance that such recovery will occur. The available-for-sale marketable securities with continuous gross unrealized loss position for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 months		More than 12 months		Total
(In thousands)	Estimated fair value	Gross unrealized holding losses	Estimated fair value	Gross unrealized holding losses	Estimated fair value	Gross unrealized holding losses
As of June 30, 2017
Corporate bonds and notes	$9,933	$(57)	$916	$(5)	$10,849	$(62)
Municipal bonds	4,737	(13)	422	—	5,159	(13)

Total	$14,670	$(70)	$1,338	$(5)	$16,008	$(75)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands)

4. Intangible Assets

Intangible assets as of June 30, 2017 and December 31, 2016 consisted of the following:

	Estimated useful lives	June 30, 2017	December 31, 2016
Tradename	5 to 7 years	$555	$555
Patents and technological know-how	10 years	6,138	6,010
Proprietary software	3 to 15 years	4,341	4,341
Other	3 to 5 years	324	324
Total intangible assets		11,358	11,230
Accumulated amortization		(6,021)	(5,553)
Total intangible assets, net		$5,337	$5,677

The amortization of intangible assets for the three months ended June 30, 2017 and 2016 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Amortization of intangible assets	$231	$286	$468	$576

The estimated future amortization expense of intangible assets is as follows:

Years ending December 31,
2017 (remainder)	$462
2018	900
2019	785
2020	606
2021	606
Thereafter	1,978
$5,337

5. Inventories

Inventories, net of reserves, as of June 30, 2017 and December 31, 2016 consisted of the following:

	As of
	June 30, 2017	December 31, 2016
Current:
Raw materials	$3,112	$2,291
Finished goods	13,987	9,086
	$17,099	$11,377

Long-term:
Raw materials	$482	$599
Finished goods	1,225	1,065
	$1,707	$1,664

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

Current finished goods do not include distributor channel inventories in the amounts of approximately $1,511 and $1,530 as of June 30, 2017 and December 31, 2016, respectively. Distributor channel inventories represent inventories at distributors and other customers where revenue recognition criteria have not yet been achieved.

Net loss incurred on valuation of inventory at lower of cost or market value and write-off of obsolete inventory during the three months ended June 30, 2016 was $11. During the three months ended June 30, 2017 loss incurred on valuation of inventory at lower of cost or market value was $55.

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

Of the options granted subsequent to March 2002, all vesting schedules are based on 3 or 4-year vesting schedules, with either one-third or one-fourth vesting on the first anniversary and the remaining options vesting ratably over the remainder of the vesting term. Generally, directors and officers have 3-year vesting schedules and all other employees have 4-year vesting schedules. Additionally, in the event of a change in control or the occurrence of a corporate transaction, the Company’s Board of Directors has the authority to elect that all unvested options shall vest and become exercisable immediately prior to the event or closing of the transaction. All options outstanding as of June 30, 2017 had contractual lives of ten years.

Under the 1998 Plan, 2,500,000 shares were authorized for grant. As of June 30, 2017, there were 50,000 options outstanding under the 1998 Plan, which includes the cliff vesting and 3 or 4-year vesting options discussed above. All 50,000 of these options were subsequently exercised on July 11, 2017.

As of June 30, 2017, there were 791,171 options outstanding under the 2007 Plan. As of June 30, 2017, the 2007 Plan had 728,556 authorized unissued options, while there were no options remaining that could be granted under the 1998 Plan.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands)

A summary of the stock option activity under the Company’s plans for the six months ended June 30, 2017 is as follows:

	Number of shares	Weighted average exercise price

Options outstanding at beginning of year	850,232	$8.06
Granted	105,000	9.90
Less:
Exercised	(107,042)	6.16
Forfeited prior to vesting	(1,583)	8.63
Canceled or expired	(5,436)	10.54
Options outstanding at June 30, 2017	841,171	8.52
Options exercisable at end of June 30, 2017	533,598	$7.17

As of June 30, 2017, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, was approximately $1,147, which will be recognized over a weighted average period of 2.23 years.

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

Employee Stock Purchase Plan

The Company issues shares to employees under the Company’s 2014 Employee Stock Purchase Plan (the “ESPP”). The ESPP was approved by the Company’s shareholders on December 12, 2014. As of June 30, 2017, 471,160 of the originally approved 500,000 shares were available for offerings under the ESPP. Offering periods under the ESPP commence on each January 1 and July 1, and continue for a duration of six months. The ESPP is available to all employees who do not own, or not are deemed to own, shares of stock making up an excess of 5% of the combined voting power of the Company and its subsidiaries. During each offering period, each eligible employee may purchase shares under the ESPP after authorizing payroll deductions. Under the ESPP, each employee may purchase up to the lesser of 2,500 shares or $25 of fair market value (based on the established purchase price) of the Company’s stock for each offering period. Unless the employee has previously withdrawn from the offering, his or her accumulated payroll deductions will be used to purchase common stock on the last business day of the period at a price equal to 85% (or a 15% discount) of the fair market value of the common stock on the first or last day of the offering period, whichever is lower.

Share-based compensation expense has been recorded as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Cost of goods sold	$7	$7	$14	$11
Sales and marketing	15	13	29	27
Research and product development	37	39	76	66
General and administrative	110	112	221	215
	$169	$171	$340	$319

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands)

7. Shareholders’ Equity

Stock Repurchase Program

On March 9, 2016, the Board of Directors of the Company authorized the repurchase of up to $10,000 of the Company’s outstanding shares of common stock under a stock repurchase program. In connection with the repurchase authorization, the Company was authorized to complete the repurchase through open market transactions or through an accelerated share repurchase program, in each case to be executed at management’s discretion based on business and market conditions, stock price, trading restrictions, acquisition activity and other factors. The repurchase program may be suspended or discontinued at any time without prior notice. The transactions effectuated to date occurred in open market purchases.

On March 1, 2017, the Board of Directors of the Company renewed and extended the repurchase program for up to an additional $10,000 of common stock over the next twelve months. In connection with the repurchase extension authorization, the Company was authorized to complete the repurchase through open market transactions or through an accelerated share repurchase program, in each case to be executed at management’s discretion based on business and market conditions, stock price, trading restrictions, acquisition activity and other factors. The repurchase program may be suspended or discontinued at any time without prior notice. The transactions effectuated to date occurred in open market purchases.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in $ millions)
April 2017	26,388	$10.01	26,388	$9.6
May 2017	156,652	9.93	156,652	8.0
June 2017	31,826	9.73	31,826	7.7
Total	214,866	9.91	214,866

Cash Dividends

On May 4, 2017, the Company declared a stock dividend of $0.07 per share of ClearOne common stock paid May 31, 2017 to shareholders of record as of May 17, 2017.

Changes in Shareholders’ Equity

The following table summarizes the change in shareholders’ equity during the three and six months ended June 30, 2017 and 2016, respectively:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Balance at the beginning of the period	$75,863	$82,505	$77,449	$82,569
Exercise of stock options	35	140	44	433
Stock repurchased	(2,282)	(3,711)	(3,210)	(4,115)
Options repurchased	—	—	—	(1,752)
Proceeds from stock purchase plan	19	18	38	43
Dividends	(612)	(465)	(1,051)	(924)
Share-based compensation	169	171	340	319
Tax benefit - stock option exercise	—	93	—	656
Unrealized gain or loss on investments, net of tax	20	97	58	218
Foreign currency translation adjustment	52	(20)	64	13
Net income/(loss) during the period	(820)	955	(1,288)	2,323
Balance at end of the period	$72,444	$79,783	$72,444	$79,783

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

Level 3 - Unobservable inputs.

The substantial majority of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. The following table sets forth the fair value of the financial instruments re-measured by the Company as of June 30, 2017 and December 31, 2016:

	Level 1	Level 2	Level 3	Total
June 30, 2017
Corporate bonds and notes	$—	$18,345	$—	$18,345
Municipal bonds	—	7,528	—	7,528
Total	$—	$25,873	$—	$25,873

	Level 1	Level 2	Level 3	Total
December 31, 2016
Corporate bonds and notes	$—	$19,970	$—	$19,970
Municipal bonds	—	6,425	—	6,425
Total	$—	$26,395	$—	$26,395

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands)

9. Income Taxes

The Company’s forecasted effective tax benefit rate at June 30, 2017 is 127.0%, a 90% increase from the 37.0% effective tax rate recorded at December 31, 2016. The forecasted effective tax benefit rate of 127.0% excludes jurisdictions for which no benefit from forecasted current year losses is anticipated. Including losses from such jurisdictions results in a forecasted effective tax benefit rate of 46.0%. Our forecasted effective tax rate could fluctuate significantly on a quarterly basis and could change, to the extent that earnings in countries with tax rates that differ from that of the U.S. differ from amounts anticipated at June 30, 2017.

After a discrete tax expense of $238, the effective tax benefit rate for the quarter ended June 30, 2017 is 11.1%, which is due primarily to losses in certain foreign jurisdictions which cannot be benefited.  The discrete tax expense of $238 is primarily attributable to changes in income tax reserves related to research and development tax credits.

10. Subsequent Events

On August 7, 2017 the Company announced a quarterly cash dividend for the third quarter of 2017 at $0.07 per share to be paid on September 7, 2017 to shareholders of record as of August 22, 2017.

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

During the quarter, we were awarded three new patents, one of which was our innovative patent on a system and method involving the combination of echo cancellation, beamforming microphone arrays, and smart beam selection--the technology underpinning the ‘acoustic intelligence’ of our ground-breaking Beamforming Microphone Array. We continued to take the necessary steps to enforce this strategic patent to remedy having to compete against our own patented technology, and to defend the validity of our patents.

During the six months ended June 30, 2017, our efforts primarily centered on shipping remaining models in our newly introduced next-gen DSP conferencing platform and Beamforming Microphone Array, promoting the transition from our legacy Converge Pro 1 (CP1) platform to the new Converge Pro 2 (CP2) platform.

Overall revenue declined in the three and six months ended June 30, 2017 when compared to the three and six months ended June 30, 2016 despite a significant increase in revenue from video products. The declines in revenue from professional audio products and unified communications end points more than offset the increase in revenue from video products. Our gross profit margin decreased to 59% and 59% for the three and six months ended June 30, 2017, as compared to 64% and 65% for the three and six months ended June 30, 2016, respectively. Gross profit margin decrease was primarily due to the decrease in the mix of higher margin products and the price reductions associated with transition from CP1 to CP2.

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

Economic conditions, challenges and risks

The global economic conditions continued to be challenging for us in the three months ended June 30, 2017, especially for conditions relating to capital expenditure spending, due to a number of reasons. The decline in oil and commodity prices continued to affect certain countries and the operating budgets of large companies in the oil and gas industry.

The audio-visual products market is characterized by intense competition and rapidly evolving technology. Our competitors vary within each product category. Our professional audio communication products, which contribute the most to our revenue, continues to be ahead of the competition despite the reduction in revenues through our transition from the CP1 platform to the next generation CP2 platform. Our strength in this space is largely due to our industry leading conferencing technologies and the full suite of professional microphone products, especially Beamforming Microphone Arrays. Despite our strong leadership position in the professional audio communications products market, we face challenges to revenue growth due to the limited size of the market and pricing pressures from new competitors attracted to the commercial market.

Revenue from our video products in the overall revenue mix has been improving on the back of a strong growth for our video products in 2016 that has continued in the first and second quarters of 2017. We face intense competition in this market from well-established market leaders as well as emerging players rich with marketing funds. We expect our strategy of combining Spontania, our cloud-based video conferencing product, Collaborate, our appliance based media collaboration product and our high-end audio conferencing technology to provide high growth in revenue in the near future. We believe we are also well positioned to capitalize on the continuing migration away from the traditional hardware based video conferencing systems to software based video conferencing applications.

We derive a portion of our revenue (about 37%) from international operations and expect this trend to continue in the future. Most of our revenue from outside the U.S. is billed in US Dollars and is not exposed to any significant currency risk. In spite of the U.S. dollar losing strength against other currencies, a strong U.S. dollar would make our products less competitive.

Deferred Revenue

Each quarter-end, we evaluate the inventory in the distribution channel through information provided by certain of our distributors. The level of inventory in the channel fluctuates up or down each quarter based upon our distributors’ individual operations. Accordingly, each quarter-end revenue deferral is calculated and recorded based upon the underlying channel inventory at quarter-end. Deferred revenue was approximately $3.8 million as of June 30, 2017, compared to $3.9 million of deferred revenue as of March 31, 2017 and $3.9 million of deferred revenue as of December 31, 2016.

A detailed discussion of our results of operations follows below.

Results of Operations for the three and six months ended June 30, 2017 and 2016

The following table sets forth certain items from our unaudited condensed consolidated statements of operations (dollars in thousands) for the three and six months ended June 30, 2017 (“2017-Q2”) and 2016 (“2016-Q2”), respectively, together with the percentage of total revenue which each such item represents:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three months ended June 30,			Six months ended June 30,
	2017	2016	Percentage Change 2017 vs. 2016	2017	2016	Percentage Change 2017 vs. 2016
Revenue	$10,311	$11,966	(14)%	$21,989	$24,999	(12)%
Cost of goods sold	4,242	4,302	(1)%	9,242	8,870	4%
Gross profit	6,069	7,664	(21)%	12,747	16,129	(21)%
Sales and marketing	2,646	2,681	(1)%	5,387	5,306	2%
Research and product development	2,322	2,096	11%	4,679	4,365	7%
General and administrative	2,210	1,567	41%	4,316	3,165	36%
Operating income/(loss)	(1,109)	1,320	(184)%	(1,635)	3,293	(150)%
Other income	84	84	—%	186	94	98%
Income (loss) before income taxes	(1,025)	1,404	(173)%	(1,449)	3,387	(143)%
Provision for (benefit from) income taxes	(205)	449	(146)%	(161)	1,064	(115)%
Net income	$(820)	$955	(186)%	$(1,288)	$2,323	(155)%

Revenue

Our revenue decreased by $1.7 million, or 14%, to $10.3 million in 2017-Q2 compared to $12.0 million in 2016-Q2. The 25% increase in revenue from video products was more than offset by a 17% decline in professional audio conferencing revenue and a 30% decline in revenue from unified communication (UC) end points. For the six months ended June 30, 2017, revenue decreased by $3.0 million, or 12%, to $22.0 million, as compared to $25.0 million for the six months ended June 30, 2016. The 40% increase in revenue from video products was more than offset by a 16% decline in professional audio conferencing revenue and a 26% decline in revenue from unified communication (UC) end points. During the six months ended June 30, 2017, premium audio conferencing products declined the most while media collaboration products increased the most. The decline in revenue from professional audio conferencing products was mostly due to decline in revenue from legacy CP1 products and reductions in CP1 pricing effected in the last quarter of 2016. The share of professional audio communications products (which includes microphone products but not premium products) in our product mix declined from 76% in 2016-Q2 to 73% in 2017-Q2. The increase in revenue from video products was due to the success of Unite camera and favorable reception to the new Collaborate SKUs containing integrated audio solutions. Share of video products in the revenue increased from 11% in 2016-Q2 to 16% in 2017-Q2, while share of UC end points in the revenue declined from 14% in 2016-Q2 to 11% in 2017-Q2.

During 2017-Q2, revenue declined in the US, China, South East Asia, Africa and Europe while revenue from Canada and India grew. Asia Pacific including Middle East stayed the same; Europe and Africa declined by 15% and Americas declined by about 17%. The revenue decline was primarily caused by the delay in the transition to our next generation audio platform, CP2, combined with price reduction offered to stimulate customer interest and sales in the legacy CP1 products. Revenue was also negatively affected by less than robust infrastructure and capital equipment spending. We believe we will return to a growth path as key products forming part of the new audio platform have already started shipping in early 2017. However, we anticipate that the growth will depend on the speed at which our customers transition to the new platform and the economic recovery in certain key markets like Europe, Canada and Australia which remains weak.

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

Our gross profit for the three months ended June 30, 2017 was approximately $6.1 million or 59% compared to approximately $7.7 million, or 64%, for the three months ended June 30, 2016. Our gross profit for the six months ended June 30, 2017 was approximately $12.7 million, or 59%, compared to approximately $16.1 million, or 65%, for the six months ended June 30, 2016. Gross margin declined due to the following reasons: (1) price reductions made to CP1 products to encourage CP1 sales and (2) decline in higher margin professional audio conferencing products in the mix.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our profitability in the near-term continues to depend significantly on our revenues from professional audio conferencing products. We hold long-term inventory and if we are unable to sell our long-term inventory, our profitability might be affected by inventory write-offs and price mark-downs.

Operating Expenses

Operating income, or income from operations, is the surplus after operating expenses are deducted from gross profits. Operating expenses include sales and marketing (“S&M”) expenses, research and product development (“R&D”) expenses and general and administrative (“G&A”) expenses. Total operating expenses were $7.2 million for the three months ended June 30, 2017 compared to $6.3 million for the three months ended June 30, 2016. Total operating expenses were $14.4 million for the six months ended June 30, 2017 compared to $12.8 million for the six months ended June 30, 2016. The following contains a more detailed discussion of expenses related to sales and marketing, research and product development, general and administrative, and other items.

Sales and Marketing - S&M expenses include sales, customer service, and marketing expenses such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses.

S&M expenses for the three months ended June 30, 2017 decreased nominally to $2.6 million from $2.7 million for the three months ended June 30, 2016. S&M expenses for the six months ended June 30, 2017 increased nominally to $5.4 million for the six months ended June 30, 2016 from $5.3 million for the six months ended June 30, 2017.

Research and Product Development - R&D expenses include research and development, product line management, engineering services, and test and application expenses, including employee-related costs, outside services, expensed materials, depreciation, and an allocation of overhead expenses.

R&D expenses were approximately $2.3 million for the three months ended June 30, 2017, as compared to $2.1 million for the three months ended June 30, 2016. The increase was primarily due to increase in employee-related costs, consulting fees and project costs. R&D expenses were approximately $4.7 million for the six months ended June 30, 2017, as compared to $4.4 million for the six months ended June 30, 2016. The increase was primarily due to an increase in employee-related costs and consulting fees.

General and Administrative G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs, and corporate administrative costs, including costs related to finance and human resources.

G&A expenses increased approximately 41% to $2.2 million for the three months ended June 30, 2017 compared with approximately $1.6 million in 2016. G&A expenses increased approximately 36% to $4.3 million for the six months ended June 30, 2017 compared with approximately $3.2 million in 2016. The increase in G&A expenses was primarily due to increases in legal expenses and consulting fees partially offset by a decline in executive bonus.

Other income (expense), net

Other income (expense), net, includes interest income, interest expense, and foreign currency changes.

Provision for income taxes

During the six months ended June 30, 2017, we accrued income taxes at the forecasted effective tax benefit rate of 127.0% as compared to the forecasted effective tax rate of 33.7% used during the six months ended June 30, 2016. The 93.3% increase in the forecasted effective tax rate was primarily due to losses in certain foreign jurisdictions which cannot benefited, which had a greater impact on the effective rate in 2017 due to less forecasted income when compared to 2016.  In addition, a discrete tax expense of $238 thousand is primarily attributable to changes in income tax reserves related to research and development tax credits.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2017, our cash and cash equivalents were approximately $3.4 million, a decrease of approximately $8.7 million compared to cash and cash equivalents of approximately $12.1 million as of December 31, 2016. Our working capital was $27.7 million and $30.8 million as of June 30, 2017 and December 31, 2016, respectively.

Net cash used in operating activities was approximately $4.7 million for the six months ended June 30, 2017, an increase of cash used of approximately $7.7 million from $3.0 million of cash provided by operating activities in the six months ended June 30, 2016. The increase was primarily due to an increase in cash outflows due to change in operating assets and liabilities of $4.3 million and a reduction in net income of $3.6 million partially offset by an increase in non-cash charges of $0.3 million.

Net cash provided by investing activities was $49 thousand for the six months ended June 30, 2017 compared to net cash flows used by investing activities of $1.2 million during the six months ended June 30, 2016, an increase in cash provided of $1.3 million. The increase was primarily due to an increase in net sales of marketable securities of approximately $1.4 million, partially offset by $0.1 million in purchases of property and equipment and intangibles.

Net cash used in financing activities was approximately $4.2 million during the six months ended June 30, 2017 primarily consisted of cash outflows of $3.2 million on repurchase and cancellation of stock, $1.1 million for dividend payments partially offset by $0.1 million proceeds from stock based compensation programs. Net cash used in financing activities was approximately $5.6 million during the six months ended June 30, 2016 primarily consisted of cash outflows of $5.9 million on repurchase and cancellation of stock and stock options, $0.9 million for dividend payments partially offset by $1.2 million proceeds from stock based compensation programs.

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

At June 30, 2017, we had open purchase orders related to our electronics manufacturing service providers of approximately $7.5 million, primarily related to inventory purchases.

At June 30, 2017, we had inventory totaling $18.8 million, of which non-current inventory accounted for $1.7 million. This compares to total inventories of $13.0 million and non-current inventory of $1.7 million as of December 31, 2016.

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

The amount of deferred cost of goods sold was included in distributor channel inventories. The following table details the amount of deferred revenue, cost of goods sold, and gross profit (in thousands) as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Deferred revenue	$3,805	$3,882
Deferred cost of goods sold	1,511	1,530
Deferred gross profit	$2,294	$2,352

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Impairment of Goodwill and Intangible Assets

Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We perform impairment tests of goodwill and intangible assets with indefinite useful lives on an annual basis in the fourth fiscal quarter, or sooner if a triggering event occurs suggesting possible impairment of the values of these assets. There were no impairments recorded in the six months ended June 30, 2017 or 2016 as no impairment indicators existed. However, due to uncertainty in the industrial, technological, and competitive environments in which we operate, we might be required to exit or dispose of the assets acquired through our acquisitions, which could result in an impairment of goodwill and intangible assets.

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

In February 2016, the FASB released ASU No. 2016-02, Leases (Topic 842) to bring transparency to lessee balance sheets. The ASU will require organizations that lease assets (lessees) to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The standard will apply to both types of leases-capital (or finance) leases and operating leases. Previously, GAAP has required only capital leases to be recognized on lessee balance sheets. The standard is effective for fiscal years beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2018. Early application will be permitted for all organizations. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on the consolidated financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In March 2016, the FASB released ASU No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Shared-Based Payment Accounting. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 was effective for the Company on January 1, 2017. As a result of the adoption of ASU 2016-09, excess tax benefits or deficiencies related to stock-based compensation are now reflected in the Consolidated Statements of Income as a component of the provision for income taxes, whereas they previously were recognized in additional paid-in capital. In addition, our Consolidated Statements of Cash Flows will now present, on a prospective basis, excess tax benefits as an operating activity. Finally, we have elected to account for forfeitures as they occur, rather than estimate expected forfeitures.

In August 2016, the FASB released ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective for the Company beginning January 1, 2018 and we are currently evaluating the impact that ASU 2016-15 will have on our consolidated financial statements.

In January 2017, the FASB issued an ASU No. 2017-04, Simplifying the Test for Goodwill Impairment that removes Step 2 of the goodwill impairment test, which requires the assessment of fair value of individual assets and liabilities of a reporting unit to measure goodwill impairments. Goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value. The accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2020 on a prospective basis, and early adoption is permitted. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on the consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. The new guidance provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The accounting standard update will be effective for The Company beginning January 1, 2018 on a prospective basis, and early adoption is permitted. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on the consolidated financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2017 was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial and Accounting Officer. Based on this evaluation, our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, concluded that our disclosure controls and procedures are effective as of June 30, 2017 to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

There was no change in our internal control over financial reporting during the quarter ended June 30, 2017 that materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On April 25, 2017, the Company was awarded a new patent, U.S. Patent No. 9,635,186 (the “’186 Patent”), which relates to a system and method involving the combination of echo cancellation and beamforming microphone arrays. Also on April 25, 2017, the Company filed a lawsuit in the U.S. Federal District Court in the District of Utah against three parties—Shure, Inc. (“Shure”), Biamp Systems Corporation (“Biamp”), and QSC Audio Products, LLC (“QSC,” and together with Shure and Biamp, collectively, the “Defendants”), alleging that the Defendants were jointly and indirectly infringing the newly issued ‘186 Patent (the “Infringement Action”). On that same day, Shure filed a separate action in the U.S. Federal District Court in the Northern District of Illinois (the “Illinois Action”) requesting a declaratory judgment as to the invalidity or non-infringement with respect to the ’186 Patent. The Illinois Action also seeks the same declaratory judgment with respect to another Company patent, United States Patent No. 9,264,553 (the “’553 Patent”), and which has not been asserted by the Company against any defendant and has been submitted to the USPTO for reissue.

On May 22, 2017, the U.S. Supreme Court issued its opinion in the TC Heartland LLC v. Kraft Foods Group Brands LLC, No. 16–341. That opinion changed the law on permissible venues for patent litigation from any district in which there was personal jurisdiction over a defendant to only districts in which a defendant was incorporated or had a regular and established place of business. Given that none of the Defendants were incorporated or had a regular and established place of business in the District of Utah, on May 30, 2017, the Company filed an answer to the Illinois Action and counterclaims substantially the same as those in the Company’s Infringement Action, joining Biamp and QSC as counter-defendants with Shure in such counterclaims in the Illinois Action, and on May 31, 2017, the Company voluntarily dismissed the Infringement Action in Utah without prejudice.

The parties are proceeding with discovery. On July 14, 2017, Shure filed a petition for inter partes review against the ’553 Patent, and on August 6, 2017, the Company filed a motion seeking a preliminary injunction to enjoin the defendants from continuing to infringe on the Company’s 186 Patent.

The Company intends to continue to vigorously enforce and defend its intellectual property rights in the Illinois Action.

Except as set forth above, there have been no material developments in the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 1A. RISK FACTORS

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)       None.

(b)       Not applicable.

(c)       On March 9, 2016, the Board of Directors of the Company authorized the repurchase of up to $10 million of the Company’s outstanding shares of common stock under a stock repurchase program. In connection with the repurchase authorization, the Company was authorized to complete the repurchase through open market transactions or through an accelerated share repurchase program, in each case to be executed at management’s discretion based on business and market conditions, stock price, trading restrictions, acquisition activity and other factors. The repurchase program may be suspended or discontinued at any time without prior notice. The transactions effectuated to date occurred in open market purchases.

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

During the three months ended June 30, 2017 we acquired the following shares of common stock under the stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in $ millions)
April 2017	26,388	$10.01	26,388	$9.6
May 2017	156,652	9.93	156,652	8.0
June 2017	31,826	9.73	31,826	7.7
Total	214,866	9.91	214,866

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

ClearOne, Inc., (Registrant)

	By:	/s/ Zeynep Hakimoglu
August 9, 2017		Zeynep Hakimoglu President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

	By:	/s/ Narsi Narayanan
August 9, 2017		Narsi Narayanan Senior Vice President of Finance (Principal Accounting and Principal Financial Officer)

