Form 10-Q
period 2017-09-30
CLEARONE INC
filed 2017-11-14
CIK 840715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

or

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding /12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares of ClearOne common stock outstanding as of November 3, 2017 was 8,414,153.

CLEARONE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2017

INDEX

	PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements	2

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016	2

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2017 and 2016	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016	4

	Unaudited Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	24

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$3,013	$12,100
Marketable securities	3,953	5,030
Receivables, net of allowance for doubtful accounts of $304 and $187, as of September 30, 2017 and December 31, 2016 respectively	8,061	7,461
Inventories	19,695	11,377
Distributor channel inventories	1,394	1,530
Prepaid expenses and other assets	2,207	2,642
Total current assets	38,323	40,140
Long-term marketable securities	16,480	21,365
Long-term inventories, net	2,446	1,664
Property and equipment, net	1,587	1,513
Intangibles, net	5,283	5,677
Goodwill	—	12,724
Deferred income taxes	9,875	4,654
Other assets	378	387
Total assets	$74,372	$88,124
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,811	$3,545
Accrued liabilities	1,852	1,894
Deferred product revenue	3,870	3,882
Total current liabilities	11,533	9,321
Deferred rent	39	103
Other long-term liabilities	1,216	1,251
Total liabilities	12,788	10,675
Shareholders’ equity:
Common stock, par value $0.001, 50,000,000 shares authorized, 8,433,182 and 8,812,644 shares issued and outstanding as of September 30, 2017 and December 31, 2016 respectively	8	9
Additional paid-in capital	47,300	46,669
Accumulated other comprehensive loss	(49)	(205)
Retained earnings	14,325	30,976
Total shareholders’ equity	61,584	77,449
Total liabilities and shareholders’ equity	$74,372	$88,124

See accompanying notes

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenue	$10,560	$12,908	$32,549	$37,907
Cost of goods sold	4,051	5,240	13,293	14,110
Gross profit	6,509	7,668	19,256	23,797

Operating expenses:
Sales and marketing	3,006	2,389	8,393	7,695
Research and product development	2,268	2,116	6,947	6,481
General and administrative	1,281	1,739	5,597	4,904
Impairment of an intangible asset	736	—	736	—
Impairment of goodwill	12,724	—	12,724	—
Total operating expenses	20,015	6,244	34,397	19,080

Operating income (loss)	(13,506)	1,424	(15,141)	4,717
Other income, net	78	100	264	194
Income (loss) before income taxes	(13,428)	1,524	(14,877)	4,911
Provision for (benefit from) income taxes	(4,152)	315	(4,313)	1,379
Net income (loss)	$(9,276)	$1,209	$(10,564)	$3,532

Basic earnings (loss) per common share	$(1.09)	$0.14	$(1.22)	$0.39
Diluted earnings (loss) per common share	$(1.09)	$0.13	$(1.22)	$0.37

Basic weighted average shares outstanding	8,520,041	8,921,480	8,641,173	9,076,305
Diluted weighted average shares outstanding	8,520,041	9,164,165	8,641,173	9,452,616

Comprehensive income:
Net income (loss)	$(9,276)	$1,209	$(10,564)	$3,532
Other comprehensive income:
Change in unrealized gains (losses) on available-for-sale securities, net of tax	10	(39)	68	179
Change in foreign currency translation adjustment	23	7	88	19
Comprehensive income (loss)	$(9,243)	$1,177	$(10,408)	$3,730

See accompanying notes

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share amounts)

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(10,564)	$3,532
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	1,172	1,408
Impairment of goodwill and intangible assets	13,460	—
Amortization of deferred rent	(53)	(57)
Stock-based compensation expense	514	494
Provision for (recovery of) doubtful accounts, net	106	(6)
Write-down of inventory to net realizable value	—	458
Loss on disposal of assets	1	54
Tax benefit from exercise of stock options	—	(721)
Deferred income taxes	(5,221)	107
Changes in operating assets and liabilities:
Receivables	(649)	234
Inventories	(8,964)	1,353
Prepaid expenses and other assets	(226)	(147)
Accounts payable	2,257	770
Accrued liabilities	(67)	(134)
Income taxes payable	699	429
Deferred product revenue	(23)	(284)
Other long-term liabilities	(61)	(51)
Net cash provided by (used in) operating activities	(7,619)	7,439

Cash flows from investing activities:
Purchase of property and equipment	(537)	(544)
Purchase of intangibles	(203)	—
Proceeds from maturities and sales of marketable securities	9,946	5,371
Purchase of marketable securities	(3,915)	(6,608)
Capitalized patent defense costs	(845)	—
Net cash provided by (used in) investing activities	4,446	(1,781)

Cash flows from financing activities:
Net proceeds from equity-based compensation programs	117	736
Tax benefit from equity-based compensation programs	—	721
Repurchase and cancellation of stock options	(285)	(1,752)
Dividend payments	(1,650)	(1,373)
Repurchase and cancellation of stock	(4,151)	(5,139)
Net cash used in financing activities	(5,969)	(6,807)

Effect of exchange rate changes on cash and cash equivalents	55	10
Net decrease in cash and cash equivalents	(9,087)	(1,139)
Cash and cash equivalents at the beginning of the period	12,100	13,412
Cash and cash equivalents at the end of the period	$3,013	$12,273

See accompanying notes

4

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share amounts)

The following is a summary of supplemental cash flow activities:

	Nine months ended September 30,
	2017	2016
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$6	$893

See accompanying notes

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

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

These accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are not audited. Certain information and footnote disclosures that are usually included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been either condensed or omitted in accordance with SEC rules and regulations. The accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of September 30, 2017 and December 31, 2016, the results of operations for the three and nine months ended September 30, 2017 and 2016, and the cash flows for the nine months ended September 30, 2017 and 2016. The results of operations for the three months and nine months ended September 30, 2017 and 2016 are not necessarily indicative of the results for a full-year period. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC.

Significant Accounting Policies:

The significant accounting policies were described in Note 1 to the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2016. There have been no changes to these policies during the nine months ended September 30, 2017 that are of significance or potential significance to the Company except for the treatment of patent defense costs described below.

Patent Defense Costs - The Company relies on patents and proprietary technology and seeks patent protection for products and production methods. The Company capitalizes external legal costs incurred in the defense of its patents when it believes that a future economic benefit will result from the defense and a successful outcome of the legal action is probable. These costs are amortized over the remaining estimated useful life of the patent, which is 15 to 17 years. The Company’s assessment of future economic benefit and/or the successful outcome of legal action related to patent defense involves considerable management judgment and a different outcome could result in material write-offs of the carrying value of these assets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

Recent Accounting Pronouncements:

In May 2014, the FASB released Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. We plan to adopt the standard when it becomes effective for us beginning January 1, 2018. We currently anticipate adopting the standard using the modified retrospective method with a cumulative catch up adjustment and providing additional disclosures comparing results to previous rules. We continue to evaluate the impact of the new standard on our consolidated financial statements but anticipate this standard will have a material impact on our consolidated financial statements.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

2. Earnings (Loss) Per Share

Earnings (loss) per common share is computed based on the weighted-average number of common shares outstanding and, when appropriate, dilutive potential common stock outstanding during the period. Stock options are considered to be potential common stock. The computation of diluted earnings (loss) per share does not assume exercise or conversion of securities that would have an anti-dilutive effect.

Basic earnings (loss) per common share is the amount of net earnings (loss) for the period available to each weighted-average share of common stock outstanding during the reporting period. Diluted earnings (loss) per common share is the amount of earnings (loss) for the period available to each weighted-average share of common stock outstanding during the reporting period and to each share of potential common stock outstanding during the period, unless inclusion of potential common stock would have an anti-dilutive effect.

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Numerator:
Net income (loss)	$(9,276)	$1,209	$(10,564)	$3,532
Denominator:
Basic weighted average shares outstanding	8,520,041	8,921,480	8,641,173	9,076,305
Dilutive common stock equivalents using treasury stock method	—	242,686	—	376,312
Diluted weighted average shares outstanding	8,520,041	9,164,165	8,641,173	9,452,616

Basic earnings (loss) per common share	$(1.09)	$0.14	$(1.22)	$0.39
Diluted earnings (loss) per common share	$(1.09)	$0.13	$(1.22)	$0.37

Weighted average options outstanding	782,012	832,766	832,953	900,687
Anti-dilutive options not included in the computations	782,012	312,372	832,953	312,477

3. Marketable Securities

The Company has classified its marketable securities as available-for-sale securities. These securities are carried at estimated fair value with unrealized holding gains and losses included in accumulated other comprehensive income (loss) in stockholders’ equity until realized. Gains and losses on marketable security transactions are reported on the specific-identification method. Dividend and interest income are recognized when earned.

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of securities at September 30, 2017 and December 31, 2016 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
September 30, 2017
Available-for-sale securities:
Corporate bonds and notes	$14,446	$65	$(52)	$14,459
Municipal bonds	5,974	8	(8)	5,974
Total available-for-sale securities	$20,420	$73	$(60)	$20,433

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
December 31, 2016
Available-for-sale securities:
Corporate bonds and notes	$20,028	$64	$(122)	$19,970
Municipal bonds	6,463	6	(44)	6,425
Total available-for-sale securities	$26,491	$70	$(166)	$26,395

Maturities of marketable securities classified as available-for-sale securities were as follows at September 30, 2017:

	Amortized cost	Estimated fair value
September 30, 2017
Due within one year	$3,945	$3,953
Due after one year through five years	16,475	16,480
Total available-for-sale securities	$20,420	$20,433

Debt securities in an unrealized loss position as of September 30, 2017 were not deemed impaired at acquisition and subsequent declines in fair value are not deemed attributed to declines in credit quality. Management believes that it is more likely than not that the securities will receive a full recovery of par value, although there can be no assurance that such recovery will occur. The available-for-sale marketable securities with continuous gross unrealized loss position for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 months		More than 12 months		Total
(In thousands)	Estimated fair value	Gross unrealized holding losses	Estimated fair value	Gross unrealized holding losses	Estimated fair value	Gross unrealized holding losses
As of September 30, 2017
Corporate bonds and notes	$4,288	$(24)	$2,148	$(27)	$6,436	$(51)
Municipal bonds	3,157	(5)	566	(4)	3,723	(9)
Total	$7,445	$(29)	$2,714	$(31)	$10,159	$(60)

4. Goodwill and Intangible Assets

Goodwill

There was a decrease in goodwill during the three and nine months ended September 30, 2017 from $12,724 as of December 31, 2016 to $0 as of September 30, 2017 due to the impairment of goodwill. During the three months ended September 30, 2017, there was a decrease in the Company’s market capitalization which was determined to be a triggering event for potential goodwill impairment. Accordingly, the Company performed a goodwill impairment analysis. The Company utilized the market capitalization to estimate the fair value. Our total stockholders’ equity exceeded the estimated fair value. The failure of step one of the goodwill impairment test triggered a step two impairment test. As a result of step two of the impairment test, the Company determined the implied fair value of goodwill and concluded that the carrying value of goodwill exceeded its implied fair value as of September 30, 2017. Accordingly, an impairment charge of $12,724, which represents a full impairment charge, was recognized in the three months ended September 30, 2017.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

Intangible Assets

Intangible assets as of September 30, 2017 and December 31, 2016 consisted of the following:

	Estimated useful lives	September 30, 2017	December 31, 2016
Tradename	5 to 7 years	$555	$555
Patents and technological know-how	10 years	7,058	6,010
Proprietary software	3 to 15 years	2,981	4,341
Other	3 to 5 years	324	324
Total intangible assets		10,918	11,230
Accumulated amortization		(5,635)	(5,553)
Total intangible assets, net		$5,283	$5,677

The amortization of intangible assets for the three and nine months ended September 30, 2017 and 2016 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Amortization of intangible assets	$231	$328	$699	$458

During the three and nine months ended September 30, 2017 we recorded a $0.7 million charge for impairment of an intangible asset consisting of customer relationships.

The estimated future amortization expense of intangible assets is as follows:

Years ending December 31,
2017 (remainder)	$246
2018	829
2019	725
2020	546
2021	546
Thereafter	2,391
$5,283

5. Inventories

Inventories, net of reserves, as of September 30, 2017 and December 31, 2016 consisted of the following:

	As of
	September 30, 2017	December 31, 2016
Current:
Raw materials	$4,097	$2,291
Finished goods	15,598	9,086
	$19,695	$11,377

Long-term:
Raw materials	$423	$599
Finished goods	2,023	1,065
	$2,446	$1,664

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

Long-term inventory represents inventory held in excess of our current (next 12 months) requirements based on our recent sales and forecasted level of sales. We expect to sell the above inventory, net of reserves, at or above the stated cost and believe that no loss will be incurred on its sale, although there can be no assurance of the timing or amount of any sales.

Current finished goods do not include distributor channel inventories in the amounts of approximately $1,394 and $1,530 as of September 30, 2017 and December 31, 2016, respectively. Distributor channel inventories represent inventories at distributors and other customers where revenue recognition criteria have not yet been achieved.

Net loss incurred on valuation of inventory at lower of cost or market value and write-off of obsolete inventory during the three months ended September 30, 2016 was $328. During the three months ended September 30, 2017 there was no write off on the valuation of inventory.

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

Of the options granted subsequent to March 2002, all vesting schedules are based on 3 or 4-year vesting schedules, with either one-third or one-fourth vesting on the first anniversary and the remaining options vesting ratably over the remainder of the vesting term. Generally, directors and officers have 3-year vesting schedules and all other employees have 4-year vesting schedules. Additionally, in the event of a change in control or the occurrence of a corporate transaction, the Company’s Board of Directors has the authority to elect that all unvested options shall vest and become exercisable immediately prior to the event or closing of the transaction. All options outstanding as of September 30, 2017 had contractual lives of ten years.

Under the 1998 Plan, 2,500,000 shares were authorized for grant. As of September 30, 2017, there are no options outstanding under the 1998 Plan. The remaining 50,000 of these options were exercised on July 11, 2017.

As of September 30, 2017, there were 767,156 options outstanding under the 2007 Plan. As of September 30, 2017, the 2007 Plan had 471,500 authorized unissued options.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

A summary of the stock option activity under the Company’s plans for the nine months ended September 30, 2017 is as follows:

	Number of shares	Weighted average exercise price

Options outstanding at beginning of year	850,232	$8.06
Granted	105,000	9.90
Less:
Exercised	(178,662)	5.90
Forfeited prior to vesting	(7,103)	10.88
Canceled or expired	(2,311)	9.68
Options outstanding at September 30, 2017	767,156	8.79
Options exercisable at end of September 30, 2017	502,940	$7.71

As of September 30, 2017, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, was approximately $975, which will be recognized over a weighted average period of 1.99 years.

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

Employee Stock Purchase Plan

The Company issues shares to employees under the Company’s 2014 Employee Stock Purchase Plan (the “ESPP”). The ESPP was approved by the Company’s shareholders on December 12, 2014. As of September 30, 2017, 471,160 of the originally approved 500,000 shares were available for offerings under the ESPP. Offering periods under the ESPP commence on each January 1 and July 1, and continue for a duration of six months. The ESPP is available to all employees who do not own, or not are deemed to own, shares of stock making up an excess of 5% of the combined voting power of the Company and its subsidiaries. During each offering period, each eligible employee may purchase shares under the ESPP after authorizing payroll deductions. Under the ESPP, each employee may purchase up to the lesser of 2,500 shares or $25 of fair market value (based on the established purchase price) of the Company’s stock for each offering period. Unless the employee has previously withdrawn from the offering, his or her accumulated payroll deductions will be used to purchase common stock on the last business day of the period at a price equal to 85% (or a 15% discount) of the fair market value of the common stock on the first or last day of the offering period, whichever is lower.

Share-based compensation expense related to ESPP has been recorded as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Cost of goods sold	$5	$7	$16	$18
Sales and marketing	10	15	31	42
Research and product development	25	40	80	106
General and administrative	122	113	341	328
	$162	$175	$468	$494

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in $ millions)
July 2017	11,794	$9.69	11,794	$7.6
August 2017	37,247	7.77	37,247	7.3
September 2017	90,529	7.62	90,529	6.6
Total	139,570	7.84	139,570

Cash Dividends

On August 7, 2017, the Company declared a cash dividend of $0.07 per share of ClearOne common stock paid September 7, 2017 to shareholders of record as of August 22, 2017.

Changes in Shareholders’ Equity

The following table summarizes the change in shareholders’ equity during the three and nine months ended September 30, 2017 and 2016, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Balance at the beginning of the period	$72,444	$79,783	$77,449	$82,569
Exercise of stock options, restricted stock and stock option cancelled	(113)	238	(225)	671
Stock repurchased	(1,094)	(1,024)	(4,151)	(5,139)
Options repurchased	—	—	—	(1,752)
Proceeds from stock purchase plan	15	21	55	65
Dividends	(599)	(449)	(1,650)	(1,373)
Share-based compensation	174	175	514	494
Tax benefit - stock option exercise	—	33	—	690
Unrealized gain or loss on investments, net of tax	10	(38)	68	179
Foreign currency translation adjustment	23	7	88	19
Net income/(loss) during the period	(9,276)	1,209	(10,564)	3,532
Balance at end of the period	$61,584	$79,955	$61,584	$79,955

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

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

Level 3 - Unobservable inputs.

The substantial majority of the Company’s financial instruments are valued using observable input. The following table sets forth the fair value of the financial instruments re-measured by the Company as of September 30, 2017 and December 31, 2016:

	Level 1	Level 2	Level 3	Total
September 30, 2017
Corporate bonds and notes	$—	$14,459	$—	$14,459
Municipal bonds	—	5,974	—	5,974
Total	$—	$20,433	$—	$20,433

	Level 1	Level 2	Level 3	Total
December 31, 2016
Corporate bonds and notes	$—	$19,970	$—	$19,970
Municipal bonds	—	6,425	—	6,425
Total	$—	$26,395	$—	$26,395

9. Income Taxes

The Company’s forecasted effective tax benefit rate at September 30, 2017 is 36.1%, a 0.9% decrease from the 37.0% effective tax rate recorded at December 31, 2016. The forecasted effective tax benefit rate of 36.1% excludes jurisdictions for which no benefit from forecasted current year losses is anticipated. Including losses from such jurisdictions results in a forecasted effective tax benefit rate of 30.1%. Our forecasted effective tax rate could fluctuate significantly on a quarterly basis and could change, to the extent that earnings in countries with tax rates that differ from that of the U.S. differ from amounts anticipated at September 30, 2017.

After a discrete tax expense of $145, the effective tax benefit rate for the quarter ended September 30, 2017 is 29.0%. The discrete tax expense of $145 is primarily attributable to changes in income tax reserves related to research and development tax credits.

10. Subsequent Events

On November 8, 2017 the Company announced a quarterly cash dividend for the third quarter of 2017 at $0.07 per share to be paid on December 6, 2017 to shareholders of record as of November 22, 2017.

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

We derive most of our revenue from professional audio conferencing products by promoting our products in the professional audio visual channel. We have extended our total addressable market from installed audio conferencing market to adjacent complementary markets – microphones, video collaboration and networked media streaming. We have achieved this through strategic technological acquisitions as well as by internal product development.

During the nine months ended September 30, 2017, we were awarded two new patents, one of which was our innovative patent on a system and method involving the combination of echo cancellation, beamforming microphone arrays, and smart beam selection--the technology underpinning the ‘acoustic intelligence’ of our ground-breaking Beamforming Microphone Array. We continued to take the necessary steps to enforce this strategic patent to remedy having to compete against our own patented technology, and to defend the validity of our patents.

During the nine months ended September 30, 2017, our efforts primarily centered on shipping remaining models in our newly introduced next-gen DSP conferencing platform and Beamforming Microphone Array, and promoting the transition from our legacy Converge Pro 1 (CP1) platform to the new Converge Pro 2 (CP2) platform.

Overall revenue declined in the three and nine months ended September 30, 2017 when compared to the three and nine months ended September 30, 2016 notwithstanding a large order that was fulfilled in the quarter ended September 30, 2017. The declines in revenue from professional audio products and unified communications end points more than offset the increase in revenue from video products. Our gross profit margin decreased to 59% from 63% for the nine months ended September 30, 2017 and 2016, respectively. Gross profit margin decrease was primarily due to the decrease in the mix of higher margin products and the price reductions associated with transition from CP1 to CP2 partially offset by the absence of inventory scrapping costs in 2017. Our gross profit margin increased to 62% from 59% for the three months ended September 30, 2017 and 2016, respectively. The increase is primarily due to the significantly higher margin enjoyed by the large order fulfilled in the third quarter of 2017 and the absence of inventory scrapping costs in the third quarter of 2017 compared to third quarter of 2016.

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

Economic conditions, challenges and risks

The audio-visual products market is characterized by intense competition and rapidly evolving technology. Our competitors vary within each product category. Our professional audio communication products, which contribute the most to our revenue, continues to be ahead of the competition despite the reduction in revenues through our transition from the CP1 platform to the next generation CP2 platform. Our strength in this space is largely due to our industry leading conferencing technologies and the full suite of professional microphone products, especially Beamforming Microphone Arrays. Despite our strong leadership position in the professional audio communications products market, we face challenges to revenue growth due to the limited size of the market and pricing pressures from new competitors attracted to the commercial market. Our revenues from our flagship professional audio conferencing products continue to suffer due to the delay in transitioning from our old CP1 platform to CP2 platform and due to increased competition for our beamforming microphones from competitors who are infringing our patents.

Revenue from our video products in the overall revenue mix has been improving on the back of a strong growth for our video products in 2016 that has continued in 2017. We face intense competition in this market from well-established market leaders as well as emerging players rich with marketing funds. We expect our strategy of combining Spontania, our cloud-based video conferencing product, Collaborate, our appliance based media collaboration product and our high-end audio conferencing technology to provide growth in revenue in the near future. We believe we are also well positioned to capitalize on the continuing migration away from the traditional hardware based video conferencing systems to software based video conferencing applications.

We derive a portion of our revenue (about 49%) from international operations and expect this trend to continue in the future. Most of our revenue from outside the U.S. is billed in US Dollars and is not exposed to any significant currency risk. In spite of the U.S. dollar losing strength against other currencies, a strong U.S. dollar would make our products less competitive.

Deferred Revenue

Each quarter-end, we evaluate the inventory in the distribution channel through information provided by certain of our distributors. The level of inventory in the channel fluctuates up or down each quarter based upon our distributors’ individual operations. Accordingly, each quarter-end revenue deferral is calculated and recorded based upon the underlying channel inventory at quarter-end. Deferred revenue was approximately $3.9 million as of September 30, 2017, compared to $3.8 million of deferred revenue as of June 30, 2017 and $3.9 million of deferred revenue as of December 31, 2016.

A detailed discussion of our results of operations follows below.

Results of Operations for the three and nine months ended September 30, 2017 and 2016

The following table sets forth certain items from our unaudited condensed consolidated statements of operations (dollars in thousands) for the three and nine months ended September 30, 2017 (“2017-Q3”) and 2016 (“2016-Q3”), respectively, together with the percentage of total revenue which each such item represents:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Percentage Change 2017 vs. 2016	2017	2016	Percentage Change 2017 vs. 2016
Revenue	$10,560	$12,908	(18)%	$32,549	37,907	(14)%
Cost of goods sold	4,051	5,240	(23)%	13,293	14,110	(6%
Gross profit	6,509	7,668	(15)%	19,256	23,797	(19)%
Sales and marketing	3,006	2,389	26%	8,393	7,695	9%
Research and product development	2,268	2,116	7%	6,947	6,481	7%
General and administrative	1,281	1,739	(26)%	5,597	4,904	14%
Impairment of an intangible asset	736	—	100%	736	—	100%
Impairment of goodwill	12,724	—	100%	12,724	—	100%
Operating income/(loss)	(13,506)	1,424	(1,048)%	(15,141)	4,717	(421)%
Other income	78	100	(22)%	264	194	36%
Income (loss) before income taxes	(13,428)	1,524	(981)%	(14,877)	4,911	(403)%
Provision for (benefit from) income taxes	(4,152)	315	(1,418)%	(4,313)	1,379	(413)%
Net income (loss)	$(9,276)	$1,209	(867)%	$(10,564)	$3,532	(399)%

Revenue

Our revenue decreased by $2.3 million, or 18%, to $10.6 million in 2017-Q3 compared to $12.9 million in 2016-Q3. The 66% increase in revenue from video products was more than offset by a 30% decline in professional audio conferencing revenue and a 25% decline in revenue from unified communication (UC) end points. For the nine months ended September 30, 2017, revenue decreased by $5.4 million, or 14%, to $32.5 million, as compared to $37.9 million for the nine months ended September 30, 2016. The 51% increase in revenue from video products was more than offset by a 21% decline in professional audio conferencing revenue and a 26% decline in revenue from unified communication (UC) end points. During the nine months ended September 30, 2017, premium audio conferencing products declined the most while media collaboration products increased the most. The decline in revenue from professional audio conferencing products was mostly due to decline in revenue from legacy CP1 products and reductions in CP1 pricing effected in the last quarter of 2016. The share of professional audio communications products (which includes microphone products but not premium products) in our product mix declined from 77% in 2016-Q3 to 66% in 2017-Q3. The increase in revenue from video products was due to the success of Unite camera and favorable reception to the new Collaborate SKUs containing integrated audio solutions. Share of video products in the revenue increased from 12% in 2016-Q3 to 24% in 2017-Q3, while share of UC end points in the revenue declined from 11% in 2016-Q3 to 10% in 2017-Q3.

During 2017-Q3, revenue declined in the US, Canada, South East Asia, Japan, Korea and some parts of Europe while revenue from China, the Middle East, India, Australia and some part of Europe grew. Asia Pacific including Middle East increased by 43%; Europe and Africa declined by 3% and Americas declined by about 37%. The revenue decline was primarily caused by the delay in the transition to our next generation audio platform, CP2, combined with price reduction offered to stimulate customer interest and sales in the legacy CP1 products. Revenue was also negatively affected by less than robust infrastructure and capital equipment spending. In spite of the generally less than robust infrastructure spending, we did complete the sale to a major project by a Chinese entity. This caused the revenue increase for the Asia Pacific region quarter-over-quarter. We believe we will return to a growth path once the transition from CP1 platform to the newer CP2 platform occurs. However, we anticipate that the growth will depend on the speed at which our customers transition to the new platform and the economic recovery in certain key markets which remains weak.

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

Our gross profit for the three months ended September 30, 2017 was approximately $6.5 million or 62% compared to approximately $7.7 million, or 59%, for the three months ended September 30, 2016. Gross margin for the three months ended September 30, 2017 improved primarily due to the significantly higher margin enjoyed by the large order fulfilled in the third quarter of 2017 and the absence of inventory scrapping costs in the third quarter of 2017. Our gross profit for the nine months ended September 30, 2017 was approximately $19.3 million, or 59%, compared to approximately $23.8 million, or 63%, for the nine months ended September 30, 2016. Gross margin declined for the nine months ended September 30, 2017 primarily due to the following reasons: (1) price reductions made to CP1 products to encourage CP1 sales and (2) decline in higher margin professional audio conferencing products in the mix partially offset by the absence of inventory scrapping costs in 2017.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our profitability in the near-term continues to depend significantly on our revenues from professional audio conferencing products. We hold long-term inventory and if we are unable to sell our long-term inventory, our profitability might be affected by inventory write-offs and price mark-downs.

Operating Expenses

Operating income, or income from operations, is the surplus after operating expenses are deducted from gross profits. Operating expenses include sales and marketing (“S&M”) expenses, research and product development (“R&D”) expenses and general and administrative (“G&A”) expenses. Total operating expenses were $20.0 million for the three months ended September 30, 2017 compared to $6.2 million for the three months ended September 30, 2016. Total operating expenses were $34.4 million for the nine months ended September 30, 2017, of which $13.4 million was related to the impairment of the goodwill and intangibles in Q3 2017, compared to $19.1 million for the nine months ended September 30, 2016. The following contains a more detailed discussion of expenses related to sales and marketing, research and product development, general and administrative, and other items.

Sales and Marketing - S&M expenses include sales, customer service, and marketing expenses such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses.

S&M expenses for the three months ended September 30, 2017 increased to $3.0 million from $2.4 million for the three months ended September 30, 2016. The increase was mainly due to increases in inventories used for customer demonstrations, higher commission expenses booked in the third quarter of 2017, higher marketing expenses related to tradeshows, and increased spending in employee related expenses. S&M expenses for the nine months ended September 30, 2017 increased to $8.4 million from $7.7 million for the nine months ended September 30, 2016. The increase was primarily due to an increase in headcount and employee related expenses, increases in inventories used for customer demonstrations and increase in marketing expenses related to tradeshows partially offset by decline in commissions paid to independent agents.

Research and Product Development - R&D expenses include research and development, product line management, engineering services, and test and application expenses, including employee related costs, outside services, expensed materials, depreciation, and an allocation of overhead expenses.

R&D expenses were approximately $2.3 million for the three months ended September 30, 2017, as compared to $2.1 million for the three months ended September 30, 2016. The increase was primarily due to increase in employee costs related to salaries, benefits and patent bonuses. R&D expenses were approximately $6.9 million for the nine months ended September 30, 2017, as compared to $6.5 million for the nine months ended September 30, 2016. The increase was primarily due to an increase in employee-related costs mainly salaries and benefits expenses.

General and Administrative - G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs, and corporate administrative costs, including costs related to finance and human resources.

G&A expenses decreased approximately 26% to $1.2 million for the three months ended September 30, 2017 compared with approximately $1.7 million in 2016. The reduction was primarily due to the decrease in legal costs. G&A expenses increased approximately 14% to $5.6 million for the nine months ended September 30, 2017 compared with approximately $4.9 million in 2016. The increase in G&A expenses was primarily due to increases in legal expenses and consulting fees partially offset by a decline in salaries and bonuses.

Impairment of Goodwill and an intangible asset - Based on the results of the Company’s recent impairment analysis triggered by the fall in the Company’s stock price and recent financial results, the Company determined that goodwill and an intangible asset consisting of customer relationships were impaired and recognized a charge of $12.7 million towards goodwill impairment and $0.7 million towards the intangible asset impairment for the three and nine months ended September 30, 2017.

Other income (expense), net

Other income (expense), net, includes interest income, interest expense, and foreign currency changes.

Provision for income taxes

During the nine months ended September 30, 2017, we accrued income taxes at the forecasted effective tax benefit rate of 36.1% as compared to the forecasted effective tax rate of 32.3% used during the nine months ended September 30, 2016. The 3.8% increase in the forecasted effective tax rate was primarily due to projected income in 2016, yet projected losses in 2017. As a result, tax benefits, such as the research and development tax credit, increased the benefit rate in 2017. In addition, a discrete tax expense of $145 thousand is primarily attributable to changes in income tax reserves related to research and development tax credits.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2017, our cash and cash equivalents were approximately $3.0 million, a decrease of approximately $9.1 million compared to cash and cash equivalents of approximately $12.1 million as of December 31, 2016. Our working capital was $26.8 million and $30.8 million as of September 30, 2017 and December 31, 2016, respectively.

Net cash used in operating activities was approximately $7.6 million for the nine months ended September 30, 2017, an increase of cash used of approximately $15.0 million from $7.4 million of cash provided by operating activities in the nine months ended September 30, 2016. The increase was primarily due to an increase in cash outflows due to change in operating assets and liabilities of $9.2 million and a reduction in net income of $14.1 million offset by an increase in non-cash charges of $8.3 million.

Net cash provided by investing activities was $4.4 million for the nine months ended September 30, 2017 compared to net cash flows used by investing activities of $1.8 million during the nine months ended September 30, 2016, an increase in cash provided of $6.2 million. The increase was primarily due to an increase in net sales of marketable securities of approximately $7.2 million, offset by $1.0 million in purchases of property and equipment and intangibles.

Capitalization of patent defense costs. We capitalize external legal costs incurred in the defense of our patents when we believe that a significant, discernible increase in value will result from the defense and a successful outcome of the legal action is probable. When we capitalize patent defense costs we amortize the costs over the remaining estimated useful life of the patent, which is 15 to 17 years. During the three and nine months ended September 30, 2017 we paid $845 thousand, in gross legal costs related to the defense of our patents and $845 thousand of such costs were capitalized.

Net cash used in financing activities was approximately $5.9 million during the nine months ended September 30, 2017 primarily consisted of cash outflows of $4.4 million on repurchase and cancellation of stock, $1.7 million for dividend payments partially offset by $0.1 million proceeds from stock based compensation programs. Net cash used in financing activities was approximately $6.8 million during the nine months ended September 30, 2016 primarily consisted of cash outflows of $6.9 million on repurchase and cancellation of stock and stock options, $1.4 million for dividend payments offset by $1.5 million proceeds from stock based compensation programs.

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

At September 30, 2017, we had open purchase orders related to our electronics manufacturing service providers of approximately $6.7 million, primarily related to inventory purchases.

At September 30, 2017, we had inventory totaling $22.1 million, of which non-current inventory accounted for $2.4 million. This compares to total inventories of $13.0 million and non-current inventory of $1.7 million as of December 31, 2016.

Off-Balance Sheet Arrangements

We have no off-balance-sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, results of operations or liquidity.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our results of operations and financial position are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We evaluate our assumptions and estimates on an ongoing basis including those related to revenue recognition, income taxes and valuation of long-lived assets, goodwill and other intangible assets and may employ outside experts to assist in our evaluations. We believe that the estimates we use are reasonable; however, actual results could differ from those estimates.

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

The amount of deferred cost of goods sold was included in distributor channel inventories. The following table details the amount of deferred revenue, cost of goods sold, and gross profit (in thousands) as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Deferred revenue	$3,870	$3,882
Deferred cost of goods sold	1,394	1,530
Deferred gross profit	$2,476	$2,352

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Intangible and Long-Lived Assets:

Intangible assets with determinable lives consist primarily of customer relationships, unpatented technology, patents and trademarks and are amortized over their estimated useful lives, ranging from 5 to 15 years. We rely on patents and proprietary technology and seek patent protection for products and production methods. We capitalize external legal costs incurred in the defense of our patents when we believe that a significant, discernible increase in value will result from the defense and a successful outcome of the legal action is probable. These costs are amortized over the remaining estimated useful life of the patent, which is 15 and 17 years. We assess the future economic benefit and/or the successful outcome of legal action related to patent defense involves considerable management judgment and a different outcome could result in material write-offs of the carrying value of these assets. During the three and nine months ended September 30, 2017, we capitalized $845 thousand in legal costs related to the defense of our patents.

Impairment of Goodwill

Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We perform impairment tests of goodwill on an annual basis in the fourth fiscal quarter, or sooner if a triggering event occurs suggesting possible impairment of the values of these assets.

We assess the recoverability of our one reporting unit’s carrying value of goodwill by making a qualitative or quantitative assessment. If we begin with a qualitative assessment and are able to support the conclusion that it is not more likely than not that the fair value of the Company is less than its carrying value, we are not required to perform the two-step impairment test. Otherwise, using the two−step approach is required. In the first step of the goodwill impairment test, we compare the carrying value the Company, including its recorded goodwill, to the estimated fair value. We estimate the fair value using an equity-value based methodology. The principal method used is an equity-value based method in which the Company’s market-cap is compared to the net book value. This value is then compared to total net assets. If the fair value of the Company exceeds its carrying value, the goodwill is not impaired and no further review is required. However, if the fair value of the reporting unit is less than its carrying value, we perform the second step of the goodwill impairment test to determine the amount of the impairment charge, if any. The second step involves a hypothetical allocation of the fair value of the Company to its net tangible and intangible assets (excluding goodwill) as if the business unit were newly acquired, which results in an implied fair value of goodwill. The amount of the impairment charge is the excess of the recorded goodwill over the implied fair value of goodwill.

During the three and nine months ended September 30, 2017 we recorded $12.7 million or the entire value of goodwill as an impairment charge.

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

During the three and nine months ended September 30, 2017 we recorded $736 thousand as a charge for impairment of an intangible asset consisting of customer relationships.

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

Recent Accounting Pronouncements:

In May 2014, the FASB released Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. We plan to adopt the standard when it becomes effective for us beginning January 1, 2018. We currently anticipate adopting the standard using the modified retrospective method with a cumulative catch up adjustment and providing additional disclosures comparing results to previous rules. We continue to evaluate the impact of the new standard on our consolidated financial statements but anticipate this standard will have a material impact on our consolidated financial statements.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On April 25, 2017, the Company was awarded a new patent, U.S. Patent No. 9,635,186 (the “186 Patent”), which relates to a system and method involving the combination of echo cancellation and beamforming microphone arrays. Also on April 25, 2017, the Company filed a lawsuit in the U.S. Federal District Court in the District of Utah against three parties—Shure, Inc. (“Shure”), Biamp Systems Corporation (“Biamp”), and QSC Audio Products, LLC (“QSC,” together with Shure and Biamp, collectively, the “Defendants”), alleging that the Defendants were jointly and indirectly infringing the newly issued ‘186 Patent (the “Infringement Action”). On that same day, Shure filed a separate action in the U.S. Federal District Court in the Northern District of Illinois (the “Illinois Action”) requesting a declaratory judgment as to the invalidity or non-infringement with respect to the ‘186 Patent. The Illinois Action also seeks the same declaratory judgment with respect to another Company patent, United States Patent No. 9,264,553 (the “553 Patent”), and which has not been asserted by the Company against any defendant and has been submitted to the USPTO for reissue.

On May 22, 2017, the U.S. Supreme Court issued its opinion in the TC Heartland LLC v. Kraft Foods Group Brands LLC, No. 16–341. That opinion changed the law on permissible venues for patent litigation from any district in which there was personal jurisdiction over a defendant to only districts in which a defendant was incorporated or had a regular and established place of business. Given that none of the Defendants were incorporated or had a regular and established place of business in the District of Utah, on May 30, 2017, the Company filed an answer to the Illinois Action and counterclaims substantially the same as those in the Company’s Infringement Action, joining Biamp and QSC as counter-defendants with Shure in such counterclaims in the Illinois Action, and on May 31, 2017, the Company voluntarily dismissed the Infringement Action in Utah without prejudice. Biamp and QSC have filed motions to dismiss in the Illinois Action based on lack of appropriate venue, which the Illinois court has not ruled on.

The parties are proceeding with discovery. On July 14, 2017, Shure filed a petition for inter partes review against the ‘553 Patent, and on August 6, 2017, the Company filed a motion seeking a preliminary injunction to enjoin the defendants from continuing to infringe on the Company’s 186 Patent. A preliminary injunction hearing is currently set for January 9, 2018.

The Company intends to continue to vigorously enforce and defend its intellectual property rights in the Illinois Action.

Except as set forth above, there have been no material developments in the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 1A. RISK FACTORS

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 except for the following.

If the costs of defense of our patents exceeds the benefits, such a determination would negatively impact our reported income

We capitalize our legal expenses relating to defense of our patents. Capitalizing these legal expenses removes the related legal costs from our Income Statement and moves them to our Balance Sheet as an asset. This treatment is based on the current determination that our future benefits from the patents will be larger than the associated costs and that success in defense of the patents is probable. If either one of these conditions doesn’t hold true, all or a portion of the capitalized costs may be written off in the quarter in which a new determination is made. Any such future adjustment will affect the profits reported in that quarter.

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

During the three months ended September 30, 2017 we acquired the following shares of common stock under the stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in $ millions)
July 2017	11,794	$9.69	11,794	$7.6
August 2017	37,247	7.77	37,247	7.3
September 2017	90,529	7.62	90,529	6.6
Total	139,570	7.84	139,570

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

ClearOne, Inc., (Registrant)

	By:	/s/ Zeynep Hakimoglu
November 14, 2017		Zeynep Hakimoglu President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

	By:	/s/ Narsi Narayanan
November 14, 2017		Narsi Narayanan Senior Vice President of Finance (Principal Accounting and Principal Financial Officer)

