Form 10-K
period 2017-12-31
CLEARONE INC
filed 2018-04-20
CIK 840715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2017

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to _________

Commission file number 001-33660

CLEARONE, INC.

(Exact name of registrant as specified in its charter)

Utah	87-0398877
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

5225 Wiley Post Way, Suite 500, Salt Lake City, Utah	84116
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code)	801-975-7200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name on each exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Larger Accelerated Filer [ ]	Accelerated Filer [X]	Non-Accelerated Filer [ ]	Smaller Reporting Company [ ]
		(Do not check if a smaller reporting Company)	Emerging Growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

The aggregate market value of the shares of voting common stock held by non-affiliates was approximately $51.2 million at June 30, 2017 , (the Company’s most recently completed second fiscal quarter), based on the $9.43 closing price for the Company’s common stock on the NASDAQ Capital Market on such date. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

The number of shares of ClearOne common stock outstanding as of April 20, 2018 was 8,301,473.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III is incorporated by reference from registrant’s proxy statement for the 2017 annual meeting of shareholders or an amendment to this Annual Report on Form 10-K, which will be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year ended December 31, 2017.

CLEARONE, INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2017

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

ITEM 1. BUSINESS

GENERAL

ClearOne (the Company) was formed as a Utah corporation in 1983 organized under the laws of the State of Utah. The Company is headquartered in Salt Lake City, Utah, with locations in Gainesville, Florida; Austin, Texas; Corvallis, Oregon; Hong Kong; India, Israel, Spain and United Arab Emirates.

We are a global company that designs, develops and sells conferencing, collaboration and network streaming solutions for voice and visual communications. The performance and simplicity of our advanced comprehensive solutions offer unprecedented levels of functionality, reliability and scalability.

We design, develop, market, and service a comprehensive line of high-quality conferencing and collaboration products for personal use, as well as traditional tabletop, mid-tier premium and higher-end professional products for large, medium and small businesses. We occupy the number one global market share position, with more than 50% market share in the professional audio conferencing market for our products used by large businesses and organizations such as enterprise, healthcare, education and distance learning, government, legal and finance. Our solutions save organizations time and money by creating a natural environment for collaboration and communication.

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

| 1 |

ITEM 1-BUSINESS

Acquisitions

We believe that attractive acquisition opportunities may arise in the future. We intend to pursue strategic acquisition opportunities that would grow our customer base, expand our product lines, enhance our manufacturing and technical expertise, or otherwise complement our business or further our strategic goals.

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

Our Business Strategy

We currently participate in the following markets:

●	Professional audio visual, including audio conferencing, web conferencing and video conferencing and collaboration;
●	Professional microphones which includes our patented beamforming microphones, ceiling microphones and wireless microphones;
●	Media collaboration including interactive whiteboarding, webinar, wireless sharing and training tools;
●	Network streaming which includes audio and video networking, media streaming and video walls; and
●	Unified communications, including telephony.

Our business goals are to:

●	Maintain our leading global market share in professional audio conferencing products for large businesses and organizations;
●	Position ClearOne as the preferred AV channel partner uniquely offering a complete value-chain of natively integrated solutions from audio to video maximizing AV partner profitability;
●	Extend total addressable market from installed audio beachhead to adjacent complementary markets – microphones, video collaboration and networked audio and video streaming;
●	Continue to leverage the video conferencing, collaboration and network streaming technologies to enlarge our current market share;
●	Focus on the small and medium business (SMB) market with scaled, lower cost and less complex products and solutions;
●	Capitalize on the growing influence of information technology channels in the audio-visual market and introduce more products to these channels;
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

| 2 |

ITEM 1- BUSINESS

PRODUCTS

Our products can be broadly categorized into the following:

●	Professional audio conferencing including professional microphones
●	Visual communication products including media collaboration and network streaming
●	Unified communications audio end points

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

Our professional audio communication products, including premium conferencing and professional microphones, contributed 73%, 78% and 80% of our consolidated revenue in 2017, 2016 and 2015, respectively.

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

Professional Conferencing, Sound Reinforcement

We occupy the number one position in the global professional audio conferencing market with more than 50% of the total global market share. We have been developing high-end, professional conferencing products since 1991 and believe we have established strong brand recognition for these products worldwide. Our professional conferencing products include the CONVERGE® Pro 2, CONVERGE Pro and CONVERGE SR product lines.

Our flagship CONVERGE Pro 2 and CONVERGE Pro product lines lead our professionally installed audio products line. The CONVERGE Pro product line includes the CONVERGE Pro 880, CONVERGE Pro 880T, CONVERGE Pro 880TA, CONVERGE Pro 840T, CONVERGE Pro 8i, CONVERGE Pro TH20 and CONVERGE Pro VH20, and CONVERGE SR product line including CONVERGE SR1212 and SR1212A which together offer various levels of integration and features to allow a commercial system integrator to optimize a system to fit diverse conferencing applications and environments.

We started shipping some of the SKUs of the next generation of CONVERGE Pro products broadly called as CONVERGE Pro 2 at the end of 2016. We added more SKUs to CONVERGE Pro 2 line which now includes CONVERGE Pro 2 128, CONVERGE Pro 2 128D, CONVERGE Pro 2 128T, CONVERGE Pro 2 128TD, CONVERGE Pro 2 128V, CONVERGE Pro 2 128VD, CONVERGE Pro 2 120, CONVERGE Pro 2 012, CONVERGE Pro 2 48T, CONVERGE Pro 2 48V, CONVERGE Pro 2 128SR and CONVERGE Pro 2 128SRD. We have been shipping all SKUs in the CONVERGE Pro 2 line of products in 2017.

| 3 |

ITEM 1 - BUSINESS

CONVERGE Pro 2’s broad DSP platform satisfies clients’ diverse audio needs with these features:

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
●

New native interface that enables daisy-chaining for any combination of ClearOne peripheral devices, such as the new Beamforming Microphone Array 2, USB Expander unit, GPIO Expander unit and/or the new DIALOG® 20 Wireless Microphone system; and

●	New software that includes both a traditional matrix view and the unique ClearOne FlowView™.

CONVERGE Pro 2 line of products is ably supported by a touch panel controller, a GPIO expansion box and a USB expansion box. CONVERGE Pro 2 VoIP SKUs are certified to interoperate with Cisco, Avaya and ShoreTel SIP based VoIP systems. It also interoperates with Microsoft Skype for Business.

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

Professional Microphones: Beamforming Microphone Array

The ClearOne Beamforming Microphone Array is the Pro-Audio industry’s first professional-grade microphone array with Beamforming and smart beam selection and ClearOne’s next-generation Acoustic Echo Cancellation. The ultra-sleek design fits into any conferencing environment and delivers the clearest audio pickup available. The 24 microphone element industry-leading Beamforming Microphone Array has focused acoustic beams, digital signal processing, smart beam selection, and acoustic echo canceling to produce the clearest and most intelligible conferencing sound possible. ClearOne began shipping the Beamforming Microphone Array in March 2013. During the first quarter of 2014, we began shipping the Beamforming Microphone Array, including table, wall and ceiling applications, in black to increase market compatibility. This product works with CONVERGE Pro 880, CONVERGE Pro 880T, CONVERGE Pro 880TA and CONVERGE Pro 840T.

Beamforming Microphone Array 2, the next generation Beamforming Microphone Arrays started shipping in the last quarter of 2017. The Beamforming Microphone Array 2 affirms ClearOne’s clear industry leadership in delivering:

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

●	Dramatically better mic pickup, including using an augmenting microphone signal, sharpening the capability to detect softer voices;
●	Natural and clearly intelligible audio, even when two people speak at once; and
●	Zero consumption of analog mic inputs in the CONVERGE Pro 2 suite of DSP mixers.

| 4 |

ITEM 1 - BUSINESS

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

Professional Microphones: Wireless Microphones

In 2013 ClearOne introduced WS800 Wireless Microphone Systems, including four new models of wireless microphones/transmitters (Tabletop/boundary, Gooseneck, Handheld, Bodypack) and a base-station receiver with either 4 or 8 channels, which connect to professional audio mixers. Since the Sabine acquisition in 2014, our portfolio of wireless microphone systems was enhanced by the introduction of digital compressed versions, Dante standard compatible versions and more frequency ranges catering to various international markets.

During 2017, we started shipping DIALOG® 20, the two-channel wireless microphone system. Leveraging the full power of ClearOne's robust, adaptive frequency-hopping "spread" spectrum technology within the 2.4 GHz unlicensed spectrum, DIALOG 20 has several advantages over fixed-frequency transmission. DIALOG 20 incorporates flexible features and multiple options usually available only in much larger systems. While DIALOG 20 works seamlessly with all commercially available mixers, it boasts additional features when natively interfacing with our new CONVERGE Pro 2 or new Beamforming Microphone Array 2.

UNIFIED COMMUNICATIONS AUDIO END POINTS

Our unified communications audio end points include (i) traditional tabletop conferencing phones used in conference rooms and offices and (ii) affordable personal conferencing products that can be used with PCs, laptops, tablets, smartphones, and other portable devices. Our unified communications audio end points contributed approximately 9%, 11% and 13% of our consolidated revenue in 2017, 2016 and 2015, respectively.

Tabletop Conferencing

Our MAX® product line is comprised of the following product families: MAX EX and MAXAttach® wired conference phones; MAX Wireless and MAXAttach Wireless; and MAX IP and MAXAttach IP tabletop conferencing phones. Designed for use in executive offices or small conference rooms with multiple participants, MAX Wireless can be moved from room to room within 150 feet of its base station. MAXAttach Wireless was the industry’s first and remains the only dual-phone, completely wireless solution. This system gives customers tremendous flexibility in covering larger conference room areas. MAX EX and MAXAttach wired phones can be daisy chained together, up to a total of four phones. This provides even distribution of microphones, loudspeakers, and controls for better sound quality and improved user access in medium to large conference rooms. In addition, all MAXAttach wired phones can be used separately when they are not needed in a daisy-chain configuration. MAX IP and MAXAttach IP are VoIP tabletop conference phones which are based on the industry-standard SIP signaling protocol. These phones can also be daisy-chained together, up to a total of four phones.

Speakerphone

Our CHAT® product line includes affordable and stylish personal speakerphones and USB headsets. CHAT speakerphones provide full-duplex and rich full bandwidth frequency response for superior audio clarity. CHAT products are designed for a wide variety of applications and devices (fixed or portable) for greatly enhanced collaboration wherever and whenever needed. CHAT speakerphones are offered either as personal speakerphones under CHAT 50, CHAT 60 or CHAT 70 SKUs or as group speakerphones under CHAT 150, CHAT 160 and CHAT 170 SKUs.

| 5 |

ITEM 1 - BUSINESS

CHAT 50/60/70 personal speakerphones are approximately the size of a deck of cards, and connect to PCs and MACs for rich, clear, hands-free audio and playback. CHAT 150 group speakerphones are designed for small group use. These can also connect many of the same devices and applications as the CHAT personal speakerphones but feature three microphones in larger design for use by a larger number of participants. CHAT 150/160/170 group speakerphones have the ability to add high-quality, full-duplex speakerphones to user enterprise telephone handsets such as Avaya and Cisco. CHAT group speakerphones make it possible to introduce rich, crystal clear conferencing capability without the need for introducing a separate traditional conference phone. CHATAttach® is comprised of two CHAT 150 group speakerphones which can be daisy-chained together to function as a single conferencing system for much larger coverage than a single CHAT 150.

VISUAL COMMUNICATIONS

Our visual communication products include media collaboration and network streaming products. Our visual communication products contributed 18%, 11% and 7% of our consolidated revenue in 2017, 2016 and 2015, respectively.

Media Collaboration:

Our Media Collaboration suite of products is led by our comprehensive portfolio of industry-leading COLLABORATE® branded HD videoconferencing solutions.

COLLABORATE Pro 300: includes video appliance, UNITE® 150 camera, CHAT® 150C speakerphone and 90-days subscription to Spontania cloud video, audio and web conferencing, SIP/H.323 video conferencing, in-room wireless presentation and optional Skype® for Business native integration. This solution is targeted for huddle and small-size rooms.

COLLABORATE Pro 600: includes video appliance, UNITE 200 camera, CHATAttach® 150 speakerphones, and 90-days subscription to Spontania cloud video, audio and web conferencing, SIP/H.323 video conferencing with 4-way built-in MCU, in-room wireless presentation, optional Skype for Business native integration, capture recording and streaming. This solution is targeted at medium-size rooms.

COLLABORATE Pro 900: includes video appliance, UNITE 200 camera, CONVERGE® Pro installed audio endpoint, Beamforming Microphone Array and 90-days subscription to Spontania cloud video, audio and web conferencing, SIP/H.323 video conferencing with 4-way built-in MCU, multi-user in-room wireless presentation, optional Skype for Business native integration, capture recording and streaming. This solution is targeted at medium and large-size rooms.

Our Media Collaboration series also includes Spontania cloud video, audio and web conferencing service that can be deployed on-premises or in the cloud. Spontania offers all sort of collaboration tools such as screen sharing, application sharing, whiteboard, annotation over presentation, recording, hand-raise and chat. The service is targeted for any workspace including mobile, desktop and rooms of any size; and multiple use cases including meetings, classrooms and training sessions.

Bring your own video and web conferencing – COLLABORATE Versa 150 includes USB PTZ camera, speakerphone and central hub that connects the laptop to the meeting room peripherals via single USB 3.0 connectivity. COLLABORATE Versa 150, compatible with Cisco WebEx, Google Hangouts, Microsoft Skype for Business and more, is also bundled with 90-days free subscription of Spontania cloud video, audio and web conferencing. This solution is targeted at huddle spaces and medium conference rooms.

UNITE 200/150 is a professional-grade PTZ camera series supporting USB, HDMI and IP connectivity. It delivers 1080p HD resolution, 12X optical zoom and is compatible with PC-based and Pro-AV applications, supporting wide range of meeting spaces.

| 6 |

ITEM 1 - BUSINESS

Network Media Streaming and Digital Signage:

Our network media streaming products are primarily sold under VIEW™ and VIEW Pro brands deliver the ultimate IP A/V experience by streaming time sensitive high definition audio and video and control over TCP/IP networks. By combining audio and/or video content, meta-data and control signals into one digital stream in harmony with industry standards, its distributed, edge of the network architecture allows the hardware and the processing power to be distributed across any existing TCP/IP network. This leverages many of the advantages of using TCP/IP over traditional analog systems and other centrally controlled IP-based systems. The ClearOne VIEW and VIEW Pro products are powered by ClearOne’s patented StreamNet® technology. A user can activate and control a single audio source or combination of audio sources, video sources, security systems, HVAC systems, lighting, and other room or facility monitoring functions such as paging or security access by just a single touch to its attractive touch screens. Alternatively, any PC, laptop, tablet, iPod, or other device with a built-in web browser with Flash can control the equipment connected to the system. The VIEW and VIEW Pro systems have no limits on the numbers of sources, displays, or amplifiers in a project and can be used in venues from high-end residential homes to large-scale commercial projects. The number of devices could be determined by the network bandwidth availability, number of media streams and its bandwidth requirements.

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

VIEW Pro solution provides 1080p60, H.264 high definition HDMI video-audio, 4:4:4 true-color, 24 bit per pixel video output. It comes with dual inputs encoder, single input encoder and single output decoder with balanced audio, general purpose control ports and clock synchronized video output. VIEW Pro system also provides PANORAMATM , a multi-view video composition and video-wall software application using its built-in video processing engine, without using external expensive hardware video processors. This continues to be truly differentiated in the professional market by offering complete AV streaming and distribution systems that can scale to fulfill projects of any size and complexity, from light commercial to the very largest environments. VIEW Pro products include E110 and E120 encoders and D110, D210 and D310 decoders. VIEW Pro solution also comes with multiple license options including audio mixing, video composition, video wall, multicast RTSP and local playback.

During the second quarter of 2016, we introduced the new VIEW CONSOLE configuration management software. This software gives integrators a comprehensive platform from which to configure, manage, monitor, and control VIEW system installation using an easy, modern interface. The new toolset, which spotlights the latest in advanced software development technologies, works across ClearOne’s full line of VIEW/VIEW Pro products. In 2017, we released an updated version of VIEW CONSOLE and PANORAMA software applications.

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

| 7 |

ITEM 1 - BUSINESS

MARKETING AND SALES

We primarily use a two-tier channel model through which we sell our commercial products to a worldwide network of independent professional audiovisual, information technology and telecommunications distributors, who then sell our products to independent systems integrators, dealers, and value-added resellers, who in turn work directly with the end-users of our products for product fulfillment and installation, if needed. Our products are also specified and recommended by professional audio-video consultants. We also sell our commercial products directly to certain dealers, systems integrators, value-added resellers, and end-users.

Our product sales generated in the United States and outside the United States for the years ended December 31 are as follows:

Revenue in millions	2017		2016		2015
	Revenue	%	Revenue	%	Revenue	%
In the United States	$24.6	59%	$31.8	65%	$39.6	68%
Outside United States	$17.2	41%	$16.8	35%	$18.2	32%
	$41.8	100%	$48.6	100%	$57.8	100%

We sell directly to our distributors, resellers and end-users in approximately 61 countries worldwide. We anticipate that the portion of our total product revenue from international sales will continue to be a significant portion of our total revenue as we further enhance our focus on developing new products, establishing new channel partners, strengthening our presence in key growth areas, complying with regional environmental regulatory standards, and improving product localization with country-specific product documentation and marketing materials.

Distributors, Resellers and Independent Integrators

We sold our products directly to approximately 378 distributors and direct resellers throughout the world during 2017. Distributors and resellers purchase our products at a discount from list price and resell them worldwide to hundreds of independent systems integrators, telephony value-added resellers, IT value-added resellers, and PC dealers on a non-exclusive basis. Our distributors maintain their own inventory and accounts receivable and are required to provide technical and non-technical support for our products to the next level of distribution participants. We work with our distributors and resellers to establish appropriate inventory stocking levels. We also work with our distributors and resellers to maintain relationships with our existing systems integrators, dealers, and other value-added resellers.

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

Marketing

Much of our marketing effort is conducted in conjunction with our channel partners who provide leverage for us in reaching existing and prospective customers worldwide. We also regularly attend industry forums and exhibit our products at multiple regional and international trade shows, often with our channel partners. These trade shows provide exposure for our brand and products to a wide audience. We market our ClearOne-branded commercial products on our website www.clearone.com. We also conduct public relations initiatives to get press coverage and product reviews in industry and non-industry publications alike.

Customers

We do not get comprehensive reports from our distributors and resellers that identify our end-users. As a result, we do not know whether any end-user accounted for more than 10 percent of our total revenue during any of the periods reported in this Annual Report. However, revenues included sales to Starin Marketing, which represented approximately 16% of consolidated revenue during the year ended December 31, 2017 with no other customer accounting for more that 10 percent. During the year ended December 31, 2016 sales to Starin Marketing represented approximately 16.3% of consolidated revenue with no other customer accounting for more that 10 percent. During the year ended December 31, 2015 sales to Starin Marketing and VSO represented approximately 14.2% and 10.4% of consolidated revenue with no other customer accounting for more that 10 percent.

As discussed above, distributors facilitate product sales to a large number of independent systems integrators, dealers, and value-added resellers, and subsequently to their end-users. The loss of one or more distributors could reduce revenue and have a material adverse effect on our business and results of operations. Our shipped orders on which we had not recognized revenue were $4.6 million and $3.9 million as of December 31, 2017 and 2016, respectively. We had a backlog of unshipped orders of approximately $0.2 million and $0.6 million as of December 31, 2017 and 2016, respectively.

| 8 |

ITEM 1 - BUSINESS

Competition

The audio-visual product markets are characterized by intense competition, rapidly evolving technology, and increased business consolidation. We compete with businesses having substantially greater financial, research and product development, manufacturing, marketing, and other resources. If we are not able to continually design, manufacture, and successfully market new or enhanced products or services that are comparable or superior to those provided by our competitors and at comparable or better prices, we could experience pricing pressures and reduced sales, gross profit margins, profits, and market share, each of which could have a materially adverse effect on our business. Our competitors vary within each product category. We believe we are able to differentiate ourselves and therefore successfully compete as a result of the high audio quality of our products resulting from a combination of proprietary and highly advanced audio signal processing technologies and networking technology in the form of trade secrets and patented intellectual property, technical and channel support services, and the strength of our channels and brands. It is critical for our success to be able to defend our intellectual property including trademarks, trade secrets and patents from our competitors who have far more resources.

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

In the professional audio conferencing system and sound reinforcement markets our main competitors include AcousticMagic, AMX Harman, Audio Technica, Biamp, BOSE, Crestron, Extron, BSS Harman, Peavey, Phoenix Audio, Polycom, QSC, Shure, Symetrix, Vaddio and Yamaha and their original equipment manufacturing (OEM) partners, along with several other companies potentially poised to enter the market. We occupy the number one position in the global professional audio conferencing market with more than 50% of the global market share.

In the professional microphones market, our primary competitors include AKG, Audio Technica, Audix, Avlex/Mipro, Beyerdynamic, Biamp, Clock Audio, Lectrosonics, Nureva, Mediavision/Taiden, Polycom, Phoenix Audio, Sennheiser, Shure, TeachLogic, TOA, Yamaha/Revolabs and Vaddio and their OEM partners.

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

Our primary competitors in the personal conferencing market are GN Netcom (Jabra), Logitech, Phoenix Audio, Plantronics, Polycom, Sennheiser and Yamaha and their OEM partners.

Our video conferencing products face tremendous competition from well established players as well as emerging players, including Acano, Adobe Connect, Amazon Chime, Avaya (Radvision), Aver, Barco, Blackboard Collaborate, Blue Jeans, Christie Digital, Cisco, Citrix, Fuze, Huawei, IDK AV, InFocus, Kramer, LifeSize, Magor, Pexip, Polycom, Microsoft Skype for Business, Starleaf, Telylabs, UNIFY, Videxio, Vidyo, Yealink, Zoom, ZTE, Highfive, Google, Tixeo and Owl Labs. We believe the migration of video conferencing from hardware-based codecs to software-based codecs provides an opportunity for us to differentiate our products and gain market share.

Our network streaming products which includes digital signage products face intense competition from a few well-established corporations of diversified capabilities and strengths, including AMX, Atlona, Aurora Multimedia, Barco, Biamp, Broadsign, Cisco, Christie Digital, Crestron, Extron, Gefen, Goopie, Haivision, Hall Research, IDK AV, Infocus (Jupiter), Key Digital, Kramer, Liberty AV, Magenta Research, Matrox, Mediasite, Ncast, RGB Spectrum, Scala, Spinetix, SVSi, voLANte, Tightrope, Teracue, tvONE, UCView, VBrick, Visionary Solutions, Visix, WyreStorm and ZeeVee. We believe that our software based patented technology delivers superior audio and video streaming performance and flexibility and provides us with a competitive edge over other industry players.

| 9 |

ITEM 1 - BUSINESS

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

Sources and Availability of Raw Materials

We manufacture our products through electronics manufacturing services (“EMS”) providers, who are generally responsible for sourcing and procuring required raw materials and components. Most of the components that our EMS providers require for manufacturing our products are readily available from a number of sources. During 2017, we witnessed a significant tightening of the electronics market with demand for electronic products especially for memories and processors far exceeding the supply caused price increases and longer fulfillment cycles.

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

Seasonality

We do not recognize a consistent pattern between the quarters to identify seasonality.

Research and Product Development

We are committed to research and product development and view our continued investment in research and product development as a key ingredient to our long-term business success. Our research and product development expenditures were approximately $9.3 million, $8.6 million and $8.3 million, during the years ended December 31, 2017, 2016 and 2015, respectively.

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

| 10 |

ITEM 1 - BUSINESS

Intellectual Property and Other Proprietary Rights

We believe that our success depends in part on our ability to protect our proprietary rights. We rely on a combination of patent, copyright, trademark, and trade secret laws and confidentiality agreements and processes to protect our proprietary rights.

As of December 31, 2017, we had approximately 87 patents and 21 pending patent applications, including foreign counterpart patents and foreign applications. Our patents and pending patent applications cover a wide range of our products and services including, but not limited to acoustic echo cancellation, beamforming microphone arrays, systems that enable streaming media over IP networks, algorithms for video processing, wireless conferencing systems, spatial audio, and technologies for the Internet of Things. The durations of our patents are determined by the laws of the country of issuance. For the U.S., patents may be 17 years from the date of issuance of the patent or 20 years from the date of its filing, depending upon when the patent application was filed. In addition, we hold numerous trademarks, both in the U.S. and in other countries. The laws of foreign countries may not protect our intellectual property to the same degree as the laws of the United States.

We will obtain patents and other intellectual property rights used in connection with our business when practicable and appropriate. Our intellectual property policy is to protect our products, technology and processes by asserting our intellectual property rights where appropriate and prudent. From time to time, assertions of infringement of certain patents or other intellectual property rights of others have been made against us. In addition, certain pending claims against a competitor are in various stages of litigation. See Part I, Item 3. Legal Proceedings and Note 8 – Commitments and Contingencies of the Notes to Consolidated Financial Statements (Part II, Item 8) for information regarding current legal proceedings involving our intellectual property rights.

We are dependent on our intellectual property. If we are not able to protect our proprietary rights or if those rights are invalidated or circumvented, our business may be adversely affected. We may be subject to litigation and infringement claims, which could cause us to incur significant expenses or prevent us from selling our products or services. For more information concerning the risks related to patents, trademarks, and other intellectual property, please see “Risk Factors-Risks Related to our Business.”

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

On April 25, 2017, the Company was awarded a new patent, U.S. Patent No. 9,635,186 (the “186 Patent”), which relates to a system and method involving the combination of echo cancellation and beamforming microphone arrays. Also on April 25, 2017, the Company filed a lawsuit in the U.S. Federal District Court in the District of Utah against three parties—Shure, Inc. (“Shure”), Biamp Systems Corporation (“Biamp”), and QSC Audio Products, LLC (“QSC,” together with Shure and Biamp, collectively, the “Defendants”), alleging that the Defendants were jointly and indirectly infringing the newly issued ‘186 Patent (the “Infringement Action”). On that same day, Shure filed a separate action in the U.S. Federal District Court in the Northern District of Illinois (the “Illinois Action”) requesting a declaratory judgment as to the invalidity or non-infringement with respect to the ‘186 Patent. The Illinois Action also seeks the same declaratory judgment with respect to another Company patent, United States Patent No. 9,264,553 (the “553 Patent”), and which has not been asserted by the Company against any defendant and has been submitted to the USPTO for reissue. In early 2018, Shure added a claim that the ‘186 Patent is unenforceable.

| 11 |

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

Risks Relating to Our Business

A material weakness has been identified in our internal control over financial reporting. If we fail to remediate and maintain effective internal control over financial reporting, we may be unable to report our financial results accurately on a timely basis, investors could lose confidence in our reported financial information, the trading price of our common shares could decline and our access to the capital markets or other financing sources could become limited.

In connection with the audit of our consolidated financial statements as of December 31, 2017, our independent registered public accounting firm identified deficiencies in our system of internal control over financial reporting that it considered to be a material weakness in the operation of certain of our controls that would have prevented and detected a misstatement on a timely basis, and therefore, affected our ability to ensure timely and accurate reporting of our financial condition and results of operations. The Public Company Accounting Oversight Board's Auditing Standard No. 5 defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weakness related to our lack of formally designed processes and controls to prevent or mitigate the risk of material errors from occurring within our consolidated financial statements. See Part II, Item 9A, “Controls and Procedures.”

We have initiated remedial measures, however there can be no assurance that these actions, as well as further actions we may take, will allow us to remediate this material weakness and provide a solid foundation to meet our reporting obligations under the Exchange Act. If we fail to implement and maintain effective internal control over financial reporting (including appropriately and effectively remediating this material weakness), or if additional material weaknesses in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements, and we could be required to restate our financial results. In addition, if we are unable to successfully remediate this material weakness and if we are unable to produce accurate and timely financial statements, our stock price may be materially adversely affected and we may be unable to maintain compliance with applicable stock exchange listing requirements.

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

| 12 |

ITEM 1A - RISK FACTORS

We are currently subject to patent litigation, including claims challenging the validity and enforceability of some of our patents, which could cause us to incur significant expenses or prevent us from protecting our products or services against competing products.

Our industry is characterized by vigorous protection of intellectual property rights. We have initiated litigation to enforce our intellectual property rights, which has resulted in our adversaries in such litigation challenging the validity, scope, and/or enforceability of our intellectual property. Irrespective of the merits of these claims, any resulting litigation could be costly and time consuming and could divert the attention of management and key personnel from other business issues. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. See Part I, Item 3. Legal Proceedings and Note 8 – Commitments and Contingencies of the Notes to Consolidated Financial Statements (Part II, Item 8) for information regarding current legal proceedings involving our intellectual property rights.

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

| 13 |

ITEM 1A - RISK FACTORS

We depend on an outsourced manufacturing strategy, and any disruption in outsourced services could negatively impact our product availability and revenues.

We outsource the manufacturing of all of our products except digital signage and wireless microphone products to electronics manufacturing services (“EMS”) providers located outside the U.S. If any of these EMS providers experience (i) difficulties in obtaining sufficient supplies of components, (ii) component prices significantly exceeding anticipated costs, (iii) an interruption in their operations, or (iv) otherwise suffers capacity constraints, we could experience a delay in production and shipping of these products, which would have a negative impact on our revenue. Should there be any disruption in services due to natural disaster, economic or political difficulties, transportation restrictions, acts of terror, quarantines or other restrictions associated with infectious diseases, or other similar events, or any other reason, such disruption could have a material adverse effect on our business. Operating in the international outsourcing environment exposes us to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, and potentially adverse tax consequences, which could materially affect our results of operations. Currently, we have no second source of manufacturing for a large portion of our products.

Switching from one EMS provider to another is an expensive, difficult and a time-consuming process, with serious risks to our ability to successfully transfer our manufacturing operations. Our operations, and consequently our revenues and profitability, could be materially adversely affected if we are forced to switch from any of our EMS providers to another EMS provider due to any of a number of factors, including financial difficulties faced by the manufacturer, disagreements in pricing negotiations between us and the manufacturer or organizational changes in the manufacturer.

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

EMS providers often require long range forecasts to help them plan their operations as well as to allocate their resources. We are tied to these forecasts through contracts as well as to maintain harmony in business relationships. Our ability to react to actual demand from our customers and order optimum levels of inventory is severely limited due to these forecasts provided to the EMS providers. Our inability to accurately forecast our future demands could lead to either excess inventory causing potential inventory obsolescence and cashflow problems or shortage in inventory causing potential loss of revenue.

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

| 14 |

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

We hold approximately $8.7 million in long-term inventories. There can be no assurance that we will be able to successfully anticipate changing consumer preferences and product trends or economic conditions and, as a result, we may not successfully monetize our long-term inventory. Inventory levels in excess of consumer demand may result in inventory write-downs and the sale of excess inventory at discounted prices, which could have an adverse effect on the image and reputation of our brands and negatively impact profitability.

Conditions in Israel and the Middle East may affect the operations of our subsidiary in Israel.

We have a subsidiary located in Israel in connection with the acquisition of the assets of VCON Video Conferencing, Ltd and the subsequent establishment of a predominantly research and development team. Political, economic, security and military conditions in the Middle East in general, and in Israel in particular, directly affect our Israeli subsidiary’s operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Despite negotiations to effect peace between Israel and its Arab neighbors, the future of these peace efforts is uncertain.

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

| 15 |

ITEM 1A - RISK FACTORS

Conditions in China, India, Spain and United Arab Emirates may affect our operations.

We have different teams working outside the U.S. in China, India, Spain and United Arab Emirates offering various services including research and development, sales and marketing, and manufacturing operations support. Our ability to operate the company smoothly may be affected significantly if either one or more of these countries are adversely impacted by political, economic, security and military conditions in these countries.

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

| 16 |

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

As with any Company, our operations are at risk of being interrupted by earthquake, fire, flood, and other natural and human-caused disasters, including disease and terrorist attacks. Our operations are also at risk of power loss, telecommunications failure, human error, physical or electronic security breaches and computer viruses (which could leave us vulnerable to the loss of confidential proprietary information as well as disruption of our business activities) and other infrastructure and technology-based problems. To help guard against such risks, we carry business interruption loss insurance to help compensate us for losses that may occur, but we cannot assure that such coverage would protect us from all such possible losses.

Changes in tax laws and uncertainties in the interpretation and application of the 2017 Tax Cuts and Job Act could materially affect our financial position, results of operations and cash flows.

In December 2017, the U.S. government enacted comprehensive income tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "2017 Tax Act"). The 2017 Tax Act makes broad and complex changes to the Internal Revenue Code of 1986, as amended (the "Code"), including, among other changes, significant changes to the U.S. corporate tax rate and certain other changes to the Code that impact the taxation of corporations. In certain instances the 2017 Tax Act requires complex computations to be performed that generally were not previously required by the Code and the regulations promulgated thereunder; significant judgments to be made in interpreting the provisions of the 2017 Tax Act significant estimates to be made in certain calculations; and the preparation and analysis of information generally not previously relevant or regularly produced. The U.S. Treasury Department, the Internal Revenue Service ("IRS"), and other standard-setting bodies could interpret or issue guidance on how provisions of the 2017 Tax Act will be applied or otherwise administered that differs from our interpretation. As we complete our analysis of the 2017 Tax Act, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to provisional amounts that we have recorded that may materially impact our provision for income taxes in the period in which the adjustments are made. Additionally, there is risk relating to assumptions regarding the outcome of tax matters, based in whole or in part upon consultation with outside advisors; risk relating to potential unfavorable decisions in tax proceedings; and risks regarding changes in, and/or interpretations of federal and state income tax laws. Any such changes, interpretations or alternative outcomes could result in more unpredictability and variability to our future effective tax rates.

| 17 |

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

| 18 |

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

As of December 31, 2017, there were outstanding options to acquire approximately 764,430 shares of our common stock at a weighted average exercise price of $8.78 per share. During the terms of these options, the holders thereof will have the opportunity to profit from an increase in the market price of the common stock. The existence of these options may adversely affect the terms on which we can obtain additional financing, and the holders of these options can be expected to exercise such options at a time when we, in all likelihood, would be able to obtain additional capital by offering shares of our common stock on terms more favorable to us than those provided by the exercise of these options.

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

ITEM 1A - RISK FACTORS

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

Write off of capitalized legal expenses related to our defense of patents could negatively impact our net income and stockholders' equity.

Our intangible assets include capitalized legal expenses net of amortization of $2.3 million related to our defense of patents from infringement by our competitors. Legal expenses have been capitalized upon satisfaction of two conditions: (a) a determination being made that a successful defense of this litigation is probable, and (b) that the monetary benefits arising out of such successful defense will be in excess of the costs for the defense. If either one of these conditions fail to be satisfied in the future, the carrying amount in the books may have to be written off either completely or partially. There can be no assurance that we will be successful in the defense of these litigation claims, in whole or in part.

| 20 |

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We occupy a 5,000 square-foot facility in Gainesville, Florida under the terms of an operating lease that expires in February 2021 with the possibility of renewing the lease for 10 more years. The Gainesville facility was used primarily to support out research and development activities.

We lease a 4,700 square-foot office facility in Hod Hasharon, Israel under the terms of an operating lease expiring in December 2019 which serves to support our research and development activities. Upon expiration, we will have the option to extend the lease for two additional years.

We currently occupy a 31,000 square-foot facility in Salt Lake City, Utah under the terms of an operating lease expiring in May 2019, which supports our principal administrative, sales, marketing, customer support, and research and product development activities.

We occupy a 10,700 square-foot warehouse in Shenzhen, China under the terms of an operating lease expiring in September 2019, which serves as our primary inventory fulfillment and repair center.

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

Not Applicable.

| 21 |

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NASDAQ Capital Market under the symbol CLRO. On March 30, 2018, there were 8,301,473 shares of our common stock issued and outstanding held by approximately 323 shareholders of record. Each broker dealer or a clearing corporation that holds shares for customers is counted as a single shareholder of record.

The high and low common stock sales prices per share were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2017
High	$12.60	$11.10	$10.10	$9.00	$12.60
Low	9.70	9.25	7.40	6.70	6.70
2016
High	$13.15	$11.68	$12.36	$11.40	$13.15
Low	10.60	10.21	10.32	10.40	10.21

Dividends

During 2017 and 2016, our Board of Directors declared the following dividends:

Declaration Date	Record Date	Payment Date	Dividend per share	Dividends (S thousands)
February 25, 2016	March 07, 2016	March 18, 2016	0.050	459
May 17, 2016	June 01, 2016	June 15, 2016	0.050	465
August 02, 2016	August 17, 2016	August 31, 2016	0.050	449
November 01, 2016	November 16, 2016	November 30, 2016	0.050	444
January 31, 2017	February 15, 2017	March 1, 2017	0.050	439
May 4, 2017	May 17, 2017	May 31, 2017	0.070	612
August 7, 2017	August 22, 2017	September 7, 2017	0.070	599
November 8, 2017	November 22, 2017	December 6, 2017	0.070	589

In addition, on March 1, 2017, our Board of Directors authorized an increase in our quarterly dividend from $0.05 per share to $0.07 per share beginning with the second quarter dividend in 2017.

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

| 22 |

On March 1, 2017, the Board of Directors of the Company renewed and extended the repurchase program until March 8, 2018 for up to an additional $10 million of common stock over the next twelve months. In connection with the repurchase extension authorization, the Company was authorized to complete the repurchase through open market transactions or through an accelerated share repurchase program, in each case to be executed at management’s discretion based on business and market conditions, stock price, trading restrictions, acquisition activity and other factors. The repurchase program may be suspended or discontinued at any time without prior notice. The transactions effectuated to date occurred in open market purchases.

During the three months ended December 31, 2017 we acquired the following shares of common stock under the current stock repurchase program:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in $ millions)
October 2017	19,460	$7.47	19,460	$6.5
November 2017	29,855	7.01	29,855	6.3
December 2017	69,229	8.88	69,229	5.7
Total	118,544	8.18	118,544

From March 11, 2016 to March 17, 2017, the Company offered to repurchase eligible vested options to purchase shares under the 1998 Plan and the 2007 Plan from employees and directors. The Company repurchased delivered options at a repurchase price equal to the difference between the closing market price on the date of the employee’s communication of accepting the repurchase offer and the exercise price of such employee’s delivered options, subject to applicable withholding taxes and charges. The Company repurchased 225,542 stock options from employees and directors between March 11, 2016 and March 17, 2017 at an average purchase price of $7.77. The repurchase program expired on March 8, 2018 and the Board of Directors determined not to renew or extend it at that time.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

Selected Financials

(Dollar in thousands, except per share data)

Year Ended December 31,	2017	2016	2015	2014	2013
Revenue	$41,804	$48,637	$57,796	$57,909	$49,592
Gross profit	24,009	29,487	36,719	35,323	29,897
Operating income/(loss)	(16,193)	3,566	10,292	7,975	7,622
Net income/(loss)	(14,172)	2,444	6,776	5,596	5,179
Diluted earnings/(loss) per share	(1.65)	0.26	0.71	0.58	0.55
Cash dividends declared per share	0.26	0.20	0.155	0.10	0.00
Cash, cash equivalents, and short-term investments	8,260	17,130	20,573	14,434	20,392
Working capital	23,286	30,819	36,539	30,202	39,417
Total assets	67,877	88,124	93,529	88,860	81,061
Long-term obligations	710	1,354	1,353	2,089	2,077
Stockholders’ equity	56,567	77,449	82,569	76,016	70,335

	Quarterly Data for 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$11,678	$10,311	$10,560	$9,255
Gross profit	6,678	6,069	6,509	4,753
Net loss	(469)	(820)	(9,276)	(3,607)
Diluted loss per common share	(0.05)	(0.09)	(1.09)	(0.43)

| 23 |

	Quarterly Data for 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$13,033	$11,966	$12,908	$10,730
Gross profit	8,465	7,664	7,668	5,590
Net income (loss)	1,368	955	1,209	(1,088)
Diluted earnings(loss) per common share	0.14	0.10	0.13	(0.12)

| 24 |

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

OVERVIEW

ClearOne is a global Company that designs, develops and sells conferencing, collaboration, and network streaming solutions for voice and visual communications. The performance and simplicity of our advanced, comprehensive solutions offer a high level of functionality, reliability and scalability.

We derive most of our revenue from professional audio conferencing products by promoting our products in the professional audio-visual channel. We have extended our total addressable market from installed audio conferencing market to adjacent complementary markets – microphones, video collaboration and networked audio and video streaming. We have achieved this through strategic technological acquisitions as well as by internal product development.

During 2017, we devoted most of our attention to the transition of our flagship professional audio conferencing products from CONVERGE Pro and Beamforming Microphone Array platform to CONVERGE Pro 2, our full line of next-gen DSP conferencing platform and Beamforming Microphone Array 2 platform. A number of CONVERGE Pro 2 SKUs were introduced and shipped during 2017 along with accessories like touch panel controllers, GPIO expansion box and USB expansion box. On the operations side, we successfully transitioned the manufacture of our professional audio conferencing products by our Electronics Manufacturer Services provider in the US to outside the US. On the sales and marketing front, our initiatives included focusing on smaller regional arenas, adding headcount to the sales team for increased feet on the street, and bringing on new regional channel partners to boost sales opportunity funnels.

Overall revenue declined in 2017 despite a significant increase in revenue from video products. The declines in revenue from professional audio products and unified communications end points more than offset the increase in revenue from video products. Our revenue decline in professional audio products reflects the challenges in transition to the next generation professional audio conferencing platform, and the on-going harm of infringement of ClearOne’s patents to our professional audio conferencing products.

Our gross profit margin decreased in 2017 to 57% compared to 61% in 2016 primarily due to the reduced margins associated with CONVERGE Pro 1 consequent to price reductions announced in the fourth quarter of 2016. Net income decreased from $2.4 million in 2016 to a loss of $14.2 million in 2017. Net loss in 2017 was primarily due to $13.5 million in impairment of goodwill and intangible assets.

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

Economic conditions, challenges and risks

The audio-visual products market is characterized by intense competition and rapidly evolving technology. Our competitors vary within each product category. Our professional audio communication products, which contribute the most to our revenue, continues to be ahead of the competition despite the reduction in revenues through our transition from the CP1 platform to the next generation CP2 platform. Our strength in this space is largely due to our fully integrated suite of products consisting of DSP mixers, wide range of professional microphone products and video collaboration products. Despite our strong leadership position in the professional audio communications products market, we face challenges to revenue growth due to the limited size of the market and pricing pressures from new competitors attracted to the commercial market due to higher margins.

| 25 |

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue from our video products in the overall revenue mix has been improving on the back of a strong growth for our media collaboration products in 2017. We face intense competition in this market from well-established market leaders as well as emerging players rich with marketing funds. We expect our strategy of combining Spontania, our cloud-based video conferencing product, Collaborate, our appliance-based media collaboration product and our high-end audio conferencing technology to continue to generate high growth in revenue. We believe we are also well positioned to capitalize on the continuing migration away from the traditional hardware-based video conferencing systems to software-based video conferencing applications.

We derive a major portion of our revenue (approximately 39% for the year ended December 31, 2017) from international operations and expect this trend to continue in the future. Most of our revenue from outside the U.S. is billed in US dollars and is not exposed to any significant currency risk. However, we are exposed to foreign exchange risk if the US dollar is strong against other currencies as it will make U.S. Dollar denominated prices of our products less competitive.

Deferred Revenue

Each quarter-end, we evaluate the inventory in the distribution channel through information provided by certain of our distributors. The level of inventory in the channel fluctuates up or down each quarter based upon our distributors’ individual operations. Accordingly, each quarter-end revenue deferral is calculated and recorded based upon the underlying channel inventory at quarter-end. Deferred revenue increased by $0.7 million to $4.6 million in 2017, due to higher orders placed in December. In 2016 deferred revenue decreased by $0.7 million from $4.6 million at the end of 2015 to $3.9 million at the end of 2016.

DISCUSSION OF RESULTS OF OPERATIONS

The following table sets forth certain items from our consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015, together with the percentage change each item represents. Throughout this discussion, we compare results of operations for the year ended December 31, 2017 (“2017”) to the year ended December 31, 2016 (“2016” or “the comparable period”) and to the year ended December 31, 2015 (“2015” or “the comparable period”).

(In thousands, except percentages)	2017	2016	2015	Percentage Change 2017 vs 2016	Percentage Change 2016 vs 2015
Revenue	$41,804	$48,637	$57,796	-14%	-16%
Cost of goods sold	17,795	19,150	21,077	-7%	-9%
Gross profit	24,009	29,487	36,719	-19%	-20%
Sales and marketing	10,996	10,032	10,646	10%	-6%
Research and product development	9,342	8,564	8,318	9%	3%
General and administrative	7,161	7,325	7,493	-2%	-2%
Impairment of intangible assets	769	-	-	100%	-%
Impairment of goodwill	12,724	-	-	100%	-%
Legal settlement	790	-	-	-100%	_ %
Operating expenses	40,202	25,921	26,457	55%	-2%
Operating income/(loss)	(16,193)	3,566	10,262	-554%	-65%
Income/(loss) before income taxes	(15,893)	3,878	10,551	-510%	-63%
Provision for/(benefit from) income taxes	(1,721)	1,434	3775	-220%	-62%
Net income/(loss)	(14,172)	2,444	6,776	-680%	-64%

Revenue

Our revenue decreased to $41.8 million in 2017 compared to $48.6 million in 2016. The 38% increase in revenue from video products was more than offset by a 19% decline in professional audio conferencing revenue and a 27% decline in revenue from unified communication end points. Premium products consisting of Interact AT line of products declined the most while media collaboration products increased the most. The decline in revenue from professional audio conferencing products was mostly due to price reductions to CONVERGE Pro 1 platform in the fourth quarter of 2016, delay in transitioning to the next generation professional audio conferencing platform, and the on-going harm of infringement of ClearOne’s patents to our professional audio conferencing products. The share of professional audio communications products (which includes microphone products but not premium products) in our product mix declined from 77% in 2016 to 72% in 2017. Share of video products in the revenue mix increased from 11% in 2016 to 17% in 2017. The increase in revenue from video products was due to the success of media collaboration products, especially Unite camera, and increasing acceptance of View Pro in major projects, especially in Asia and Middle East. Share of UC end points declined marginally from 12% in 2016 to 11% in 2017.

| 26 |

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During 2017, revenue declined across all major markets except India, Middle East, China and parts of Europe. The decline was pronounced in the USA, Canada, South Asia, Korea and Northern Europe. Asia Pacific including Middle East increased by 18%, Europe and Africa declined by 12% and Americas declined by about 23%. The revenue decline was primarily caused by the delay in the transition to our next generation audio platform, CONVERGE Pro 2 and Beamforming Microphone Array 2 combined with price reduction effected to Converge Pro 1 platform in 2016 and the on-going harm of infringement of ClearOne’s patents to our professional audio conferencing products. We believe, although there can be no assurance, that we will return to growth path when the transition from CONVERGE Pro 1 platform to CONVERGE Pro 2 platform is complete which we anticipate may happen in the next 12 months.

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

Our gross profit during 2017 was approximately $24.0 million or 57% compared to approximately $29.5 million or 61% in 2016. Gross margin declined mainly due to the price reductions made to CONVERGE Pro 1 products in the fourth quarter of 2016 and the decline in higher margin professional audio conferencing products in the mix

Our gross profit during 2016 was approximately $29.5 million or 61% compared to approximately $36.7 million or 64% in 2015. This increase in margin was mainly due to favorable change in product mix and contribution of licensing fees to the revenue.

Our profitability in the near-term continues to depend significantly on our revenues from professional audio conferencing products. We hold long-term inventory and if we are unable to sell our long-term inventory, our profitability might be affected by inventory write-offs and price mark-downs.

Operating Expenses and Profits (Losses)

Operating income/(loss), or income/(loss from operations, is the surplus or deficit after operating expenses are deducted from gross profits. Operating expenses include sales and marketing (“S&M”) expenses, research and product development (“R&D”) expenses and general and administrative (“G&A”) expenses. Total operating expenses were $40.2 million in 2017, which included $13.5 million in impairment of goodwill and intangible assets, compared to $25.9 million in 2016 and $26.5 million in 2014. The following contains a more detailed discussion of expenses related to sales and marketing, research and product development, general and administrative, and other items.

Sales and Marketing S&M expenses include sales, customer service, and marketing expenses such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses.

S&M expenses in 2017 increased by 10% from $10.0 million in 2016 to $11 million in 2017 mainly due to an augmentation in headcount and employee-related salaries, and benefits.

S&M expenses in 2016 declined by 6% from $10.6 million in 2015 to $10.0 million in 2016 mainly due to reductions in commissions paid to independent agents and reductions in employee-related salaries, benefits.

| 27 |

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Research and Product Development R&D expenses include research and development, product line management, engineering services, and test and application expenses, including employee-related costs, outside services, expensed materials, depreciation, and an allocation of overhead expenses.

R&D expenses increased during 2017 to $9.3 million from $8.6 million in 2016. The increase was primarily due to an increase in R&D project costs and employee-related costs partially offset by a reduction in overhead allocated to R&D.

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

G&A expenses were approximately $7.2 million in 2017 compared with approximately $7.3 million in 2016. G&A expenses was practically unchanged with main expenses relating to audit, accounting fees and legal expenses.

G&A expenses were approximately $7.3 million in 2016 compared with approximately $7.5 million in 2015. The decrease in G&A expenses was primarily due to a reduction in audit and accounting fees and employee-related costs partially offset by an increase in legal expenses, especially in the fourth quarter.

Impairment of Goodwill and Intangibles

We recognized impairment of goodwill of $12.7 million and intangibles of $0.7 million during the twelve months ended December 31, 2017. There were no such impairment charges during the years ended December 31, 2016 and 2015. The analysis for impairment was mainly triggered due to the decrease of our market capitalization. We recorded impairment charges upon determination that the carrying value of certain intangibles and goodwill is in excess of the implied fair value of such assets.

Provision for income taxes

The tax benefit of $1.7 million during 2017 was primarily the result of the tax benefit on current year losses, offset by additional tax expense related to the impact of the tax rate change on net deferred tax assets. This compared to tax expense of $1.4 million during 2016, which was primarily the result of tax on current year income. This increase in tax benefit of $3.1 million resulted primarily from changing from income in 2016 to losses in 2017.

The tax expense of $1.4 million during 2016 was primarily the result of tax on current year income. This compared to tax expense of $3.8 million during 2015, also primarily the result of tax on current year income. This decrease of $2.4 million resulted primarily from a decrease in the overall pre-tax income for the period, as well as reduced R&D tax credit utilization.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

As of December 31, 2017, our cash and cash equivalents were approximately $5.6 million compared to $12.1 million as of December 31, 2016. Our working capital was $23.3 million and $30.8 million as of December 31, 2017 and 2016, respectively.

Net cash flows used by operating activities were approximately $9.3 million during 2017, a decrease of approximately $17.1 million from $7.8 million provided by operating activities in 2016. The decrease was primarily due to reduction in net income of $16.6 million and an increase in inventory of $12.6 million partially offset by an increase in non-cash charges of $11.6 million consisting mostly of impairment charges.

Net cash flows provided by investing activities were $10.2 million during 2017 compared to net cash flows used in investing activities of $0.9 million during 2016, an increase of $11.1 million during 2017. The increase was primarily due to an increase in net sales of marketable securities of $13.4 million partially offset by $2.3 million of capitalized patent defense costs.

Net cash used in financing activities increased in 2017 by $0.7 million primarily due to a decrease in payments for stock repurchases and cancellation of stock options of $2.4 million offset by an increase in dividend payments of $0.4 million and an increase in proceeds from equity-based compensation programs and related tax benefits of $1.3 million.

| 28 |

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

Net cash used in financing activities in 2016 consisted of proceeds received from the exercise of stock options amounting to $0.5 million and associated tax benefits of $41 thousand, offset by cash dividends of $1.4 million. Net cash used in financing activities in 2015 consisted of proceeds from the exercise of stock options totaling $1.3 million and associated tax benefits totaling $0.2 million, offset by the acquisition of outstanding stock totaling $2.6 million under the stock repurchase program.

We believe that future income from operations and effective management of working capital will provide the liquidity needed to meet our short-term and long-term operating requirements and finance our growth plans. We also believe that our strong financial position and sound business structure will enable us to raise additional capital if and when needed to meet our short and long-term financing needs. In addition to capital expenditures, we may use cash in the near future for selective infusions of technology, sales and marketing, infrastructure, and other investments to fuel our growth, as well as acquisitions that may strategically fit our business and are accretive to our performance. We also intend to use cash to pay quarterly cash dividends and repurchase stock under our repurchase program expired in March 2018.

At December 31, 2017, we had open purchase orders related to our electronics manufacturing service providers of approximately $3.4 million, primarily related to inventory purchases.

At December 31, 2017, we had inventory totaling $23.1 million, of which non-current inventory accounted for $8.7 million. This compares to total inventories of $13.0 million and non-current inventory of $1.7 million as of December 31, 2016.

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

| 29 |

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

The accuracy of the deferred revenue and costs depend to a large extent on the accuracy of the inventory reports provided by our distributors and other resellers, and any material error in those reports would affect our revenue deferral. However, we believe that the controls we have in place, including periodic physical inventory verifications and analytical reviews, would help us identify and prevent any material errors in such reports. As part of these controls, we sample test the inventory of a limited number of distributors on an annual basis, most recently in the fourth quarter of 2017, to verify inventory levels reported.

The amount of deferred cost of goods sold was included in distributor channel inventories. The following table details the amount of deferred revenue, cost of goods sold, and gross profit:

	As of December 31,
	2017	2016	2015
Deferred revenue	$4,635	$3,882	$4,549
Deferred cost of goods sold	1,555	1,530	1,628
Deferred gross profit	$3,080	$2,352	$2,921

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

| 30 |

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

Based on the third quarter results of the Company’s recent impairment analysis triggered by the fall in the Company’s stock price and recent financial results, the Company determined that goodwill and an intangible asset consisting of customer relationships were impaired and recognized a charge of $12.7 million towards goodwill impairment and $0.7 million towards the intangible asset impairment for the three and nine months ended September 30, 2017.

Impairment of Long-Lived Assets

We assess the impairment of long-lived assets, such as property and equipment and definite-lived intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated future undiscounted net cash flows of the related asset or group of assets over their remaining lives. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. The impairment of long-lived assets requires judgments and estimates. If circumstances change, such estimates could also change. Assets held for sale are reported at the lower of the carrying amount or fair value, less the estimated costs to sell.

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

To the extent we establish a valuation allowance in a period, we must include and expense the allowance within the tax provision in the consolidated statement of operations. In accordance with ASC Topic 740, “Accounting for Income Taxes”, we analyzed our valuation allowance at December 31, 2017 and determined that based upon available evidence it is more likely than not that certain of our deferred tax assets related to foreign net operating loss carryovers, foreign intangible assets, state R&D tax credit carryovers, and capital loss carryovers will not be realized and, accordingly, we have recorded a valuation allowance against these deferred tax assets in the amount of $2.2 million. Please refer to Note 12 - Income Taxes in the Notes to Consolidated Financial Statements for additional information.

| 31 |

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

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For descriptions of recently issued accounting standards, see Note 1. Business Description, Basis of Presentation and Significant Accounting Policies of our Notes to Consolidated Financial Statements.

| 32 |

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

We did not have any notes payable and capital lease obligations as of December 31, 2017. Accordingly, we do not have significant exposure to changing interest rates. We have not undertaken any additional actions to cover market interest rate market risk and are not a party to any other interest rate market risk management activities. We do not purchase or hold any derivative financial instruments.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Senior Vice President of Finance, as appropriate, to allow for timely decisions regarding required disclosure. As required by Rule 13a-15 under the Exchange Act, we have completed an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Senior Vice President of Finance, of the effectiveness and the design and operation of our disclosure controls and procedures as of December 31, 2017. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based upon this evaluation, our Chief Executive Officer and Senior Vice President of Finance concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2017 due to the material weakness in internal control over financial reporting as described below. Despite the existence of this material weakness, the Company believes the financial information presented herein is materially correct and in accordance with generally accepted accounting principles in the United States of America, and do not contain any untrue statement of a material fact or omit to state a material fact required to be stated or that is necessary to make a statement not misleading in light of the circumstances under which it was made. The consolidated financial statements together with the other financial information included in the consolidated financial statements and this Annual Report on Form 10-K fairly present, in all material respects, the financial condition, financial performance and cash flows of the Company for the year ended December 31, 2017.

| 33 |

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the framework set forth in Internal Control - Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Public Company Accounting Oversight Board's Auditing Standard No. 5 defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Management identified a material weakness in the operating effectiveness of internal control over financial reporting relating to the accurate and timely reporting of its financial results and disclosures for the fiscal year ended December 31, 2017 and its testing and assessment of the design and effectiveness of internal controls over financial reporting in a timely manner.  This material weakness was identified prior to the issuance of our consolidated financial statements for the year ended December 31, 2017, and could result in material misstatements in the Company’s annual or interim consolidated financial statements that would not be prevented or detected.

As a result of the material weakness described above, management concluded that our internal control over financial reporting was not effective as of December 31, 2017.  The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Tanner, LLC, our independent registered public accounting firm, as stated in their report appearing on page F-1.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Activities

To address the material weakness, management is working with our third party internal controls consultant to assist with the implementation of a remediation plan which will supplement the existing controls. The remediation plan will include an assessment of personnel levels and responsibilities, additional training of financial reporting personnel and ability to handle new requirements and projects on a timely basis with respect to the preparation of the consolidated financial statements and public company reporting requirements and timelines. The material weakness will be fully remediated when, in the opinion of management, the control processes have been operating for a sufficient period of time to provide reasonable assurance as to their effectiveness. The remediation and ultimate resolution of the material weakness will be reviewed with the Audit Committee of the Board of Directors.

ITEM 9B. OTHER INFORMATION

None.

| 34 |

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2017 annual meeting of shareholders or an amendment to this Annual Report on Form 10-K, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year covered by this Annual Report on form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2017 annual meeting of shareholders or an amendment to this Annual Report on Form 10-K, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year covered by this Annual Report on form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2017 annual meeting of shareholders or an amendment to this Annual Report on Form 10-K, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year covered by this Annual Report on form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2017 annual meeting of shareholders or an amendment to this Annual Report on Form 10-K, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year covered by this Annual Report on form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2017 annual meeting of shareholders or an amendment to this Annual Report on Form 10-K, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year covered by this Annual Report on form 10-K.

| 35 |

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

ITEM 16. FORM 10-K SUMMARY

Not applicable.

| 36 |

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	Exhibit Incorporated Herein by Reference	Filing Date
2.1	Agreement and Plan of Merger, dated as of November 3, 2009, by and among ClearOne Communications, Inc., Alta-Wasatch Acquisition Corporation, NetStreams, Inc., Austin Ventures VIII, L.P., and Kevin A. Reinis.	8-K	2.2	11/09/09
3.1	Amended and Restated Articles of Incorporation of ClearOne, Inc.	10-K	3.1	03/25/13
3.2	Bylaws	10-K	3.2	03/31/11
10.1	1997 Employee Stock Purchase Plan	S-8	4.9	10/06/06
10.2	1998 Stock Option Plan	S-8	4.8	10/06/06
10.3	2007 Equity Incentive Plan	S-8	4.7	01/22/08
10.4	ClearOne, Inc. Equity Incentive Plan	S-8	4.8	01/26/16
10.5	Amendment No. 1 to the ClearOne, Inc. Equity Incentive Plan	S-8	4.11	06/30/15
10.6	ClearOne, Inc. Employee Stock Purchase Plan	S-8	4.3	06/30/15
10.7	Office Lease between Edgewater Corporate Park, LLC and ClearOne Communications, Inc. dated June 5, 2006	10-K	10.19	09/14/06
10.8	Stock Purchase Agreement Between ClearOne, Inc. and Doran M. Oster Dated March 4, 2014 for the Sabine Acquisition.	10-K	10.7	03/20/14
10.9	Manufacturing Services Agreement between Flextronics Industrial, Ltd. and ClearOne Communications, Inc. dated November 3, 2008	10-K	10.21	10/13/09
10.10	Framework Agreement between ClearOne, Inc. and Dialcom Networks S.L., dated December 20, 2013	8-K	10.1	04/07/14
10.11	Amendment to Framework Agreement between ClearOne, Inc. and Dialcom Networks S.L., dated March 31, 2014	8-K	10.2	04/07/14
10.12	Purchase Agreement between ClearOne, Inc. and Dialcom Networks S.L., dated March 31, 2014	10-Q	10.3	05/14/14
10.13	Form of Offer to Repurchase Eligible Options for Cash	10-Q	10.1	05/10/16
14.1	Code of Ethics, approved by the Board of Directors on August 23, 2006	10-K	14.1	09/14/06
21.1†	Subsidiaries of the registrant
23.1†	Consent of Tanner LLC, Independent Registered Public Accounting Firm
31.1†	Section 302 Certification of Chief Executive Officer
31.2†	Section 302 Certification of Chief Financial Officer
32.1†	Section 906 Certification of Chief Executive Officer
32.2†	Section 906 Certification of Chief Financial Officer
101.INS‡	XBRL Instance Document
101.SCH‡	XBRL Taxonomy Extension Schema
101.CAL‡	XBRL Taxonomy Extension Calculation Linkbase
101.DEF‡	XBRL Taxonomy Extension Definitions Linkbase
101.LAB‡	XBRL Taxonomy Extension Label Linkbase
101.PRE‡	XBRL Taxonomy Extension Presentation Linkbase

* Constitutes a management contract or compensatory plan or arrangement.

† Filed herewith

‡ Information furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the 1934 Act

| 37 |

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARONE, INC.

Registrant

/s/ Zeynep Hakimoglu
Zeynep Hakimoglu
President, Chief Executive Officer and Chairman of the Board
April 20, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Zeynep Hakimoglu	/s/ Narsi Narayanan
Zeynep Hakimoglu	Narsi Narayanan
President, Chief Executive Officer and Chairman of the Board	Senior Vice President of Finance
(principal executive officer)	(principal accounting and principal financial officer)
April 20, 2018	April 20, 2018

/s/ Brad R. Baldwin	/s/ Larry R. Hendricks
Brad R. Baldwin	Larry R. Hendricks
Director	Director
April 20, 2018	April 20, 2018

/s/ Eric L. Robinson
Eric L. Robinson
Director
April 20, 2018

| 38 |

CLEARONE, INC.

| 39 |

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
ClearOne, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of ClearOne, Inc. and subsidiaries (collectively, ClearOne) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes to the consolidated financial statements (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements referred to above present fairly, in all material aspects, the financial position of ClearOne as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April XX, 2018 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement whether due to error or fraud.  Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since October 14, 2015.

/s/ TANNER LLC

Salt Lake City, Utah
April 20, 2018

| F- 1 |

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
ClearOne, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited ClearOne, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness noted below, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the each of the years in the three-year period ended December 31, 2017, and the related notes to the consolidated financial statements (collectively referred to as the “consolidated financial statements”), and our report dated April 20, 2018 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  A material weakness related to the accurate and timely reporting of its financial results and disclosures for the fiscal year ended December 31, 2017 and its testing and assessment of the design and effectiveness of internal controls over financial reporting in a timely manner has been identified and included in management’s assessment. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2017 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ TANNER LLC

Salt Lake City, Utah
April 20, 2018

CLEARONE, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$5,571	$12,100
Marketable securities	2,689	5,030
Receivables, net of allowance for doubtful accounts of $472 and $187, as of December 31, 2017 and 2016 respectively	7,794	7,461
Inventories	14,415	11,377
Distributor channel inventories	1,555	1,530
Prepaid expenses and other assets	1,862	2,642
Total current assets	33,886	40,140
Long-term marketable securities	10,349	21,365
Long-term inventories, net	8,708	1,664
Property and equipment, net	1,549	1,513
Intangible assets, net	6,543	5,677
Goodwill	—	12,724
Deferred income taxes	6,531	4,654
Other assets	311	387
Total assets	$67,877	$88,124
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,122	$3,545
Accrued liabilities	1,843	1,894
Deferred product revenue	4,635	3,882
Total current liabilities	10,600	9,321
Deferred rent	103	103
Other long-term liabilities	607	1,251
Total liabilities	11,310	10,675
Shareholders’ equity:
Common stock, par value $0.001, 50,000,000 shares authorized, 8,319,022 and 8,812,644 shares issued and outstanding as of December 31, 2017 and 2016 respectively	8	9
Additional paid-in capital	47,464	46,669
Accumulated other comprehensive loss	(65)	(205)
Retained earnings	9,160	30,976
Total shareholders’ equity	56,567	77,449
Total liabilities and shareholders’ equity	$67,877	$88,124

See accompanying notes

| F- 2 |

CLEARONE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share amounts)

	Year ended December 31,
	2017	2016	2015
Revenue	$41,804	$48,637	$57,796
Cost of goods sold	17,795	19,150	21,077
Gross profit	24,009	29,487	36,719

Operating expenses:
Sales and marketing	10,996	10,032	10,646
Research and product development	9,342	8,584	8,318
General and administrative	7,161	7,325	7,493
Impairment of an intangible asset	769	—	—
Impairment of goodwill	12,724	—	—
Legal settlement	(790)	—	—
Total operating expenses	40,202	25,921	26,457

Operating income/(loss)	(16,193)	3,566	10,262
Other income, net	300	312	289
Income/(loss) before income taxes	(15,893)	3,878	10,551
Benefit from/(provision for) income taxes	1,721	(1,434)	(3,775)
Net income/(loss)	$(14,172)	$2,444	$6,776

Basic earnings/(loss) per common share	$(1.65)	$0.27	$0.74
Diluted earnings/(loss) per common share	$(1.65)	$0.26	$0.71

Basic weighted average shares outstanding	8,576,588	9,021,980	9,127,385
Diluted weighted average shares outstanding	8,576,588	9,306,034	9,594,659

Comprehensive income:
Net income/(loss)	$(14,172)	$2,444	$6,776
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities, net of tax	36	(1)	(81)
Change in foreign currency translation adjustment	104	(38)	(77)
Comprehensive income/(loss)	$(14,032)	$2,405	$6,618

See accompanying notes

| F- 3 |

CLEARONE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Shareholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balances at December 31, 2014	9,097,827	9	44,939	(8)	31,076	76,016
Exercise of stock options	56,143	-	308	-	-	308
Cash dividends, $0.155 per share	-	-	-	-	(1,417)	(1,417)
Tax benefit - stock option exercises	-	-	41	-	-	41
Stock-based compensation expense	15,005	-	848	-	-	848
Proceeds from employee stock purchase plan	14,982	-	155	-	-	155
Unrealized loss on available-for-sale securities, net of tax	-	-	-	(81)	-	(81)
Foreign currency translation adjustment	-	-	-	(77)	-	(77)
Net income	-	-	-	-	6,776	6,776
Balances at December 31, 2015	9,183,957	9	46,291	(166)	36,435	82,569
Exercise of stock options	149,315	-	686	-		686
Repurchased and cancellation of stock options	-	-	(1,752)	-	-	(1,752)
Stock repurchased	(542,259)	-	-	-	(6,086)	(6,086)
Cash dividends, $0.20 per share	-	-	-	-	(1,817)	(1,817)
Stock-based compensation expense	12,491	-	667	-	-	667
Tax benefit - stock option exercises	-	-	690	-	-	690
Proceeds from employee stock purchase plan	9,140	-	87	-	-	87
Unrealized loss on available-for-sale securities, net of tax	-	-	-	(1)	-	(1)
Foreign currency translation adjustment	-	-	-	(38)	-	(38)
Net income	-	-	-	-	2,444	2,444
Balances at December 31, 2016	8,812,644	9	46,669	(205)	30,976	77,449
Exercise of stock options	45,260	-	64	-	-	64
Stock repurchased	(551,936)	(1)	-	-	(5,118)	(5,119)
Restricted stock granted	5,000	-	-	-	-	-
Cash dividends, $0.26 per share	-	-	-	-	(2,239)	(2,239)
Stock-based compensation expense	-	-	665	-	-	665
Cancellation of restricted stock and stock options	(1,056)	-		-	(287)	(287)
Proceeds from employee stock purchase plan	9,110	-	66	-	-	66
Unrealized loss on available-for-sale securities, net of tax	-	-	-	36	-	36
Foreign currency translation adjustment	-	-	-	104	-	104
Net loss	-	-	-	-	(14,172)	(14,172)
Balances at December 31, 2017	8,319,022	$8	$47,464	$(65)	$9,160	$56,567

See accompanying notes

| F- 4 |

CLEARONE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$(14,172)	$2,444	$6,776
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,531	1,873	2,058
Impairment of goodwill and intangible assets	13,493	-	-
Amortization of deferred rent	(44)	(73)	(95)
Stock-based compensation expense	665	667	848
Provision for (recoveries of) doubtful accounts, net	252	132	(4)
Write-down of inventory to net realizable value	649	653	496
Loss on disposal of assets	7	54	7
Tax benefit from exercise of stock options	-	(690)	(41)
Deferred income taxes	(1,877)	439	(4)
Changes in operating assets and liabilities:
Receivables	(526)	1,085	1,201
Inventories	(10,756)	1,869	(2,249)
Prepaid expenses and other assets	9	(209)	824
Accounts payable	572	733	(242)
Accrued liabilities	(23)	(319)	(1,219)
Income taxes payable	853	(207)	323
Deferred product revenue	740	(665)	(447)
Other long-term liabilities	(644)	48	(638)
Net cash provided/(used) by operating activities	(9,271)	7,834	7,594

Cash flows from investing activities:
Capitalized patent defense costs	(2,289)	-	-
Purchase of property and equipment	(638)	(730)	(359)
Purchase of intangible assets	(278)	(161)	-
Proceeds from maturities and sales of marketable securities	17,640	9,795	7,341
Purchase of marketable securities	(4,248)	(9,826)	(7,630)
Net cash used/(provided) in investing activities	10,187	(922)	(648)

Cash flows from financing activities:
Net proceeds from equity-based compensation programs	130	773	463
Repurchase and cancellation of stock options	(287)	(1,752)	-
Tax benefits from equity-based compensation programs	-	690	41
Dividend payments	(2,239)	(1,817)	(1,417)
Payments for stock repurchases	(5,119)	(6,086)	-
Net cash used in financing activities	(7,515)	(8,192)	(913)

Effect of exchange rate changes on cash and cash equivalents	70	(32)	(61)
Net increase (decrease) in cash and cash equivalents	(6,529)	(1,312)	5,972
Cash and cash equivalents at the beginning of the year	12,100	13,412	7,440
Cash and cash equivalents at the end of the year	$5,571	$12,100	$13,412

| F- 5 |

CLEARONE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2017	2016	2015
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$6	$1,154	$3,730

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

Basis of Presentation:

Fiscal Year – This report on Form 10-K includes consolidated balance sheets for the years ended December 31, 2017 and 2016 and the related consolidated statements of operations and comprehensive income/(loss), cash flows, and shareholders’ equity for each of the years 2017, 2016 and 2015.

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

| F- 7 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

Marketable Securities - The Company has classified its marketable securities as available-for-sale securities. These securities are carried at estimated fair value with unrealized holding gains and losses included in accumulated other comprehensive income/(loss) in shareholders’ equity until realized. Gains and losses on marketable security transactions are reported on the specific-identification method. Dividend and interest income are recognized when earned.

A decline in the market value of any available-for-sale security below cost that is deemed other than temporary results in a charge to earnings and establishes a new cost basis for the security. Losses are charged against “Other income” when a decline in fair value is determined to be other than temporary. We review several factors to determine whether a loss is other than temporary. These factors include, but are not limited to: (i) the extent to which the fair value is less than cost and the cause for the fair value decline, (ii) the financial condition and near term prospects of the issuer, (iii) the length of time a security is in an unrealized loss position and (iv) our ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. There were no other-than-temporary impairments recognized during the years ended December 31, 2017, 2016 and 2015.

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

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Management regularly analyzes accounts receivable including current aging, historical write-off experience, customer concentrations, customer creditworthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. We review customer accounts quarterly by first assessing accounts with aging over a specific duration and balance over a specific amount. We review all other balances on a pooled basis based on past collection experience. Accounts identified in our customer-level review as exceeding certain thresholds are assessed for potential allowance adjustment if we conclude the financial condition of that customer has deteriorated, adversely affecting their ability to make payments. Delinquent account balances are written off if the Company determines that the likelihood of collection is not probable. If the assumptions that are used to determine the allowance for doubtful accounts change , the Company may have to provide for a greater level of expense in future periods or reverse amounts provided in prior periods.

The Company’s allowance for doubtful accounts activity for the years ended as follows:

	Year Ended December 31,
	2017	2016	2015
Balance at beginning of the year	$187	$54	$58
Allowance increase (decrease)	287	148	36
Write offs , net of recoveries	(2)	(15)	(40)
Balance at end of the year	$472	$187	$54

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

The inventory also includes advance replacement units (valued at cost) provided by the Company to end-users to service defective products under warranty. The value of advance replacement units included in the inventory was $76 and $21, as of December 31, 2017 and 2016, respectively.

The inventory consists of  current inventory of $14,415 and long-term inventory of $8,708. Long term inventory represents inventory held in excess of our current (next 12 months) requirements based on our recent sales and forecasted level of sales.

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

Impairment of Goodwill - Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. In accordance with the provisions of FASB ASC Topic 350, Intangibles – Goodwill and Other the Company performs impairment tests of goodwill on an annual basis in the fourth fiscal quarter, or sooner if a triggering event occurs suggesting possible impairment of the values of these assets.

We assess the recoverability of our one reporting unit’s carrying value of goodwill by making a qualitative or quantitative assessment. If we begin with a qualitative assessment and are able to support the conclusion that it is not more likely than not that the fair value of the Company is less than its carrying value, we are not required to perform the two-step impairment test. Otherwise, using the two−step approach is required (See Note 3 – Business Combinations, Goodwill and Intangibles). ClearOne and all of its subsidiaries are considered as one reporting unit for this purpose.

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

During the third quarter ended September 30, 2017, we recorded $12,724, or the entire value of goodwill, as an impairment charge.

Impairment of Long-Lived Assets - Long-lived assets, such as property, equipment, and definite-lived intangible assets subject to depreciation and amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset  may  not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated future undiscounted net cash flows of the related asset or group of assets over their remaining lives. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. The impairment of long-lived assets requires judgments and estimates. If circumstances change, such estimates could also change. Assets held for sale are reported at the lower of the carrying amount or fair value, less the estimated costs to sell.

During the twelve months ended December 31, 2017 we recorded $769 as a charge for impairment of an intangible asset consisting of customer relationships.

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

The amount of deferred cost of goods sold is included in distributor channel inventories.

The details of deferred revenue and associated cost of goods sold and gross profit are as follows:

	As of December 31,
	2017	2016
Deferred revenue	$4,635	$3,882
Deferred cost of goods sold	1,555	1,530
Deferred gross profit	$3,080	$2,352

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

The details of changes in the Company’s warranty accrual are as follows:

	Year Ended December 31,
	2017	2016	2015
Balance at the beginning of year	$246	$288	$331
Accruals/additions	399	361	442
Usage/claims	(400)	(403)	(485)
Balance at end of year	$245	$246	$288

Advertising – The Company expenses advertising costs as incurred. Advertising costs consist of trade shows, magazine advertisements, and other forms of media. Advertising expenses for the years ended December 31, 2017, 2016 and 2015 totaled $1,079, $836, and $728, respectively, and are included under the caption “Sales and Marketing”.

Research and Product Development Costs – The Company expenses research and product development costs as incurred.

| F- 10 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

Income Taxes – The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry-forwards. These temporary differences will result in deductible or taxable amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some or all of the deferred tax assets may not be realized. The Company evaluates the realizability of its net deferred tax assets on a quarterly basis and valuation allowances are provided, as necessary. Adjustments to the valuation allowance increase or decrease the Company’s income tax provision or benefit. As of December 31, 2017 and 2016, the Company had a valuation allowance of $2,236 and $1,404, respectively against foreign net operating losses, foreign intangible assets, capital losses carryforwards, and state research and development credits.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act, which is generally effective for tax years beginning on January 1, 2018, makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) eliminating the corporate alternative minimum tax (AMT); (3) bonus depreciation that will allow for full expensing of qualified property; (4) creating a new limitation on deductible interest expense; (5) the repeal of the domestic production activity deduction; (6) the creation of the base erosion anti-abuse tax (BEAT), a new minimum tax; (7) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries and imposing a one-time repatriation tax on deemed repatriated earnings and profits of U.S.-owned foreign subsidiaries (the Transition Tax); (8) a new provision designed to tax global intangible low-taxed income (GILTI), which allows for the possibility of using foreign tax credits (FTCs) and a deduction of up to 50 percent to offset the income tax liability (subject to some limitations); and (9) changing rules related to uses and limitation of net operating loss carryforwards created in tax years beginning after December 31, 2017.

Shortly after enactment, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 ("SAB 118") which provided US GAAP guidance on the accounting for the Act's impact at December 31, 2017. A reporting entity may recognize provisional amounts, where the necessary information is not available, prepared or analyzed (including computations) in reasonable detail or where additional guidance is needed from the taxing authority to determine the appropriate application of the Act. A reporting entity's provisional impact analysis may be adjusted within the 12-month measurement period provided for under SAB 118.

The Transition Tax is based on the Company's post-1986 earnings and profits (E&P) of U.S.-owned foreign subsidiaries for which the Company had previously deferred U.S. income taxes. Due to the aggregate loss position of these subsidiaries, the Company estimates that the Transition Tax will not result in additional U.S. tax.

The reduction in the corporate tax rate to 21 percent due to the Tax Act is effective January 1, 2018. Consequently, the Company has recorded a decrease related to the net deferred tax assets of approximately $3.3 million with a corresponding net adjustment to deferred income tax expense of approximately $3.3 million for the year ended December 31, 2017.

The impact of the Tax Act may differ from amounts currently recorded, possibly materially, during the 12-month measurement period due to, among other things, further refinement of the Company's calculations, changes in interpretations and assumptions the Company has made, guidance that may be issued and actions the Company may take as a result of the Tax Act.

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

| F- 11 |

Earnings Per Share – The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net income/(loss)	$(14,172)	$2,444	$6,776
Denominator:
Basic weighted average shares	8,576,588	9,021,980	9,127,385
Dilutive common stock equivalents using treasury stock method	-	284,054	467,274
Diluted weighted average shares	8,576,588	9,306,034	9,594,659

Basic earnings per common share:	$(1.65)	$0.27	$0.74
Diluted earnings per common share:	$(1.65)	$0.26	$0.71

Weighted average options outstanding	815,870	885,163	1,053,785
Anti-dilutive options not included in the computation	815,870	323,644	177,125

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

| F- 12 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

Recent Accounting Pronouncements - Recent Accounting Standards Not Yet Effective as of Fiscal Year End. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. Early adoption is permitted. The updated standard becomes effective for the Company on January 1, 2018. The Company expects to adopt this accounting standard update on a modified retrospective basis in the first quarter of fiscal 2018, and it is currently evaluating the impact of this accounting standard update on the consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) to bring transparency to lessee balance sheets. The ASU will require organizations that lease assets (lessees) to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The standard will apply to both types of leases-capital (or finance) leases and operating leases. Previously, GAAP has required only capital leases to be recognized on lessee balance sheets. The standard is effective for fiscal years beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2018. Early application will be permitted for all organizations. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on the consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 was effective for the Company on January 1, 2017. As a result of the adoption of ASU 2016-09, excess tax benefits or deficiencies related to stock-based compensation are now reflected in the Consolidated Statements of Operations as a component of the provision for income taxes, whereas they previously were recognized in additional paid-in capital. In addition, our Consolidated Statements of Cash Flows will now present, on a prospective basis, excess tax benefits as an operating activity. Finally, we have elected to account for forfeitures as they occur, rather than estimate expected forfeitures.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective for the Company beginning January 1, 2018 and the Company is currently evaluating the impact that ASU 2016-15 will have on the consolidated financial statements.

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

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at December 31, 2017 and 2016 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
December 31, 2017
Available-for-sale securities:
Corporate bonds and notes	$8,458	$19	$(49)	$8,428
Municipal bonds	4,637	1	(28)	4,610
Total available-for-sale securities	$13,095	$20	$(77)	$13,038

December 31, 2016
Available-for-sale securities:
Corporate bonds and notes	$20,028	$64	$(122)	$19,970
Municipal bonds	6,463	6	(44)	6,425
Total available-for-sale securities	$26,491	$70	$(166)	$26,395

| F- 14 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

Maturities of marketable securities classified as available-for-sale securities were as follows at December 31, 2017:

	Amortized	Estimated
	cost	fair value

Due within one year	$2,688	$2,688
Due after one year through five years	10,408	10,350
Total available-for-sale securities	$13,096	$13,038

Debt securities in an unrealized loss position as of December 31, 2017 were not deemed impaired at acquisition and subsequent declines in fair value are not deemed attributed to declines in credit quality. Management believes that it is more likely than not that the securities will receive a full recovery of par value. The available-for-sale marketable securities in a gross unrealized loss position as of December 31, 2017 are summarized as follows:

	Less than 12 months		More than 12 months		Total
	Estimated fair value	Gross unrealized holding losses	Estimated fair value	Gross unrealized holding losses	Estimated fair value	Gross unrealized holding losses
As of December 31, 2017
Corporate bonds and notes	$3,799	$(20)	2,125	$(30)	$5,924	$(50)
Municipal bonds	3,341	(18)	657	(9)	3,998	(27)
	$7,140	$(38)	$2,782	$(39)	$9,922	$(77)

| F- 15 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

3. Business Combinations, Goodwill and Intangible Assets

Goodwill impairment

There was a decrease in goodwill during the twelve months ended from $12,724 as of December 31, 2016 to $0 as of December 31, 2017 due to the impairment of goodwill. During the third quarter ended September 30, 2017, there was a decrease in the Company’s market capitalization which was determined to be a triggering event for potential goodwill impairment. Accordingly, the Company performed a goodwill impairment analysis. The Company utilized the market capitalization to estimate the fair value. Our total stockholders’ equity exceeded the estimated fair value. The failure of step one of the goodwill impairment test triggered a step two impairment test. As a result of step two of the impairment test, the Company determined the implied fair value of goodwill and concluded that the carrying value of goodwill exceeded its implied fair value as of September 30, 2017. Accordingly, an impairment charge of $12,724, which represents a full impairment charge, was recognized in the third quarter ended September 30, 2017.

Intangible Assets

Intangible assets as of December 31, 2017, and 2016 consisted of the following:

	Estimated useful lives			As of December 31,
	(in years)			2017	2016
Tradename	5	to	7	$555	$555
Patents and technological know-how		10		8,578	6,010
Proprietary software	3	to	15	2,981	4,341
Other	3	to	5	323	324
Total intangible assets, gross				12,437	11,230
Accumulated amortization				(5,894)	(5,553)
Total intangible assets, net				$6,543	$5,677

During the years ended December 31, 2017, 2016 and 2015, amortization of these intangible assets were $932, $1,121, and $1,258 respectively.

The estimated future amortization expense of intangible assets is as follows:

Years ending December 31,
2018	$935
2019	831
2020	652
2021	652
2022	652
Thereafter	2,821
Total	$6,543

| F- 16 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

4. Inventories

Inventories, net of reserves, consisted of the following:

	As of December 31,
	2017	2016
Current:
Raw materials	$197	$2,291
Finished goods	14,218	9,086
Total	$14,415	$11,377
Long-term:
Raw materials	$2,682	$599
Finished goods	6,026	1,065
Total	$8,708	$1,664

Long-term inventory represents inventory held in excess of our current (next 12 months) requirements based on our recent sales and forecasted level of sales. We have developed programs to reduce the inventory to normal operating levels in the near future. We expect to sell the above inventory, net of reserves, at or above the stated cost and believe that no loss will be incurred on its sale.

Current finished goods do not include distributor channel inventories in the amounts of approximately $1,555 and $1,530 as of December 31, 2017 and 2016, respectively. Distributor channel inventories represent inventory at distributors and other customers where revenue recognition criteria have not been achieved.

The losses incurred on valuation of inventory at the lower of cost or market value and write-off of obsolete inventory amounted to $649, $653 and $496 during the years ended December 31, 2017, 2016 and 2015, respectively.

5. Property and Equipment

Major classifications of property and equipment and estimated useful lives were as follows:

	Estimated useful lives			As of December 31,
	in years			2017	2016
Office furniture and equipment	3	to	10	$4,904	$4,835
Leasehold improvements	1	to	6	1,509	1,495
Vehicles	5	to	10	160	-
Manufacturing and test equipment	2	to	10	2,577	2,537
				9,150	8,867
Accumulated depreciation and amortization				(7,601)	(7,354)
Property and equipment, net				$1,549	$1,513

Depreciation expense on property and equipment for the years ended December 31, 2017, 2016 and 2015 was $599, $723, and $801, respectively. During the twelve months ended December 31, 2017 we recorded $128 thousand for the disposal of fixed assets consisting of software, manufacturing equipment and furniture.

6. Leases and Deferred Rent

Rent expense is recognized on a straight-line basis over the period of the lease taking into account future rent escalation and holiday periods. Rent expense was $999, $1,099 and $1,420, including amortization of deferred rent of $44, $73, and $95 for the years ended December 31, 2017, 2016 and 2015, respectively.

We occupy a 5,000 square-foot facility in Gainesville, Florida under the terms of an operating lease that expires in February 2021 with the possibility of renewing the lease for 10 more years. The Gainesville facility was used primarily to support our research and development activities.

| F- 17 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

We lease a 4,700 square-foot office facility in Hod Hasharon, Israel under the terms of an operating lease expiring in December 2019 which serves to support our research and development activities. Upon expiration, we will have the option to extend the lease for two additional years.

We currently occupy a 31,000 square-foot facility in Salt Lake City, Utah under the terms of an operating lease expiring in May 2019, which supports our principal administrative, sales, marketing, customer support, and research and product development activities.

We occupy a 10,700 square-foot warehouse in Shenzhen, China under the terms of an operating lease expiring in September 2019, which serves as our primary inventory fulfillment and repair center for Asia.

We occupy a 7,070 square-foot facility in Austin, Texas - under the terms of an operating lease expiring in October 2019. This facility support our administrative, sales, marketing, customer support, and research and development activities.

We occupy a 40,000 square-foot warehouse in Salt Lake City, Utah under the terms of an operating lease expiring in April 2025, which serves as our primary inventory fulfillment and repair center. This facility also serves as our assembly workshop for digital signage products.

Future minimum lease payments under non-cancellable operating leases with initial terms of one year or more are as follows:

Years ending December 31,
2018	$762
2019	412
2020	182
2021	187
2022	193
Thereafter	472
Total minimum lease payments	$2,208

7. Accrued Liabilities

Accrued liabilities consist of the following:

	As of December 31,
	2017	2016
Accrued salaries and other compensation	$1,072	$1,098
Sales and marketing programs	435	319
Product warranty	245	246
Other accrued liabilities	91	231
Total	$1,843	$1,894

8. Commitments and Contingencies

We establish contingent liabilities when a particular contingency is both probable and estimable. The Company is not aware of any pending claims or assessments, other than as described below, which may have a material adverse impact on the Company’s financial position or results of operations.

Outsource Manufacturers. We have manufacturing agreements with electronics manufacturing service (“EMS”) providers related to the outsourced manufacturing of our products. Certain manufacturing agreements establish annual volume commitments. We are also obligated to repurchase Company-forecasted but unused materials. The Company has non-cancellable, non-returnable, and long-lead time commitments with its EMS providers and certain suppliers for inventory components that will be used in production. The Company’s purchase commitments under such agreements is approximately $3,402 as of December 31, 2017.

Uncertain Tax Positions. As further discussed in Note 12, we had $652 of uncertain tax positions as of December 31, 2017. Due to the inherent uncertainty of the underlying tax positions, it is not possible to forecast the payment of this liability to any particular year.

| F- 18 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

Legal Proceedings.

Intellectual Property Litigation

On April 25, 2017, the Company was awarded a new patent, U.S. Patent No. 9,635,186 (the “186 Patent”), which relates to a system and method involving the combination of echo cancellation and beamforming microphone arrays. Also on April 25, 2017, the Company filed a lawsuit in the U.S. Federal District Court in the District of Utah against three parties—Shure, Inc. (“Shure”), Biamp Systems Corporation (“Biamp”), and QSC Audio Products, LLC (“QSC,” together with Shure and Biamp, collectively, the “Defendants”), alleging that the Defendants were jointly and indirectly infringing the newly issued ‘186 Patent (the “Infringement Action”). On that same day, Shure filed a separate action in the U.S. Federal District Court in the Northern District of Illinois (the “Illinois Action”) requesting a declaratory judgment as to the invalidity or non-infringement with respect to the ‘186 Patent. The Illinois Action also seeks the same declaratory judgment with respect to another Company patent, United States Patent No. 9,264,553 (the “553 Patent”), and which has not been asserted by the Company against any defendant and has been submitted to the USPTO for reissue. In early 2018, Shure added a claim that the ‘186 Patent is unenforceable.

On May 22, 2017, the U.S. Supreme Court issued its opinion in the TC Heartland LLC v. Kraft Foods Group Brands LLC, No. 16–341. That opinion changed the law on permissible venues for patent litigation from any district in which there was personal jurisdiction over a defendant to only districts in which a defendant was incorporated or had a regular and established place of business. Given that none of the Defendants were incorporated or had a regular and established place of business in the District of Utah, on May 30, 2017, the Company filed an answer to the Illinois Action and counterclaims substantially the same as those in the Company’s Infringement Action, joining Biamp and QSC as counter-defendants with Shure in such counterclaims in the Illinois Action, and on May 31, 2017, the Company voluntarily dismissed the Infringement Action in Utah without prejudice. On November 14, 2017 the U.S. Federal District Court in the Northern District of Illinois granted Biamp’s and QSC’s motions to dismiss for lack of appropriate venue and followed up with a written opinion on March 16, 2018 consistent with its minute order on November 14, 2017. Also on March 16, the Court granted the Company’s motion to dismiss Shure’s declaratory judgment claim for noninfringement of the '553 Patent.

On July 14, 2017, Shure filed a petition with Patent Trial and Appeals Board (“PTAB”) for inter partes review against the ‘553 Patent. On January 29, 2018, PTAB decided to institute inter partes review.

On August 6, 2017, the Company filed a motion seeking a preliminary injunction to enjoin the defendants from continuing to infringe on the Company’s '186 Patent. On March 16, 2018 the Court denied the Company’s motion for preliminary injunction.

On November 7, 2017, the U.S. Patent and Trademark Office awarded the Company U.S. Patent No. 9,813,806 ("the '806 Patent"). On February 6, 2018, the Company filed a motion for leave to file a Second Amended Counterclaim adding the '806 Patent to the case.  The Court granted the motion the next day.  On April 17, the Company filed a motion for preliminary injunction to enjoin Shure from continuing to infringe the Company’s '806 Patent.

The Company intends to continue to vigorously enforce and defend its intellectual property rights in the Illinois Action.

During twelve months ended December 31, 2016 and 2016, the Company recorded $408 and $1,111 respectively, of pretax gross expenses related to this intellectual property litigation to prevent infringement of the Company’s patents.  In addition, the Company also capitalized $2,289 of litigation expenses related to this matter during the twelve months ended December 31, 2017.

Former Employee Litigation

On or about October 24, 2016, the Company received written notice from the United States Department of Labor, Occupational Health and Safety Administration (“OSHA”) that a complaint had been filed against it by a former employee. Among other things, the former employee’s OSHA complaint alleged harassment, retaliation, and violations of 18 U.S.C.A. Section 1514A, et seq. (the “Sarbanes-Oxley Act”), arising out of the termination of his employment with the Company on or about August 17, 2016 (the “OSHA Complaint”). By letter dated March 2, 2017, the Company received notice that the same former employee who initiated the OSHA Complaint filed a complaint with the Utah Labor Commission, Anti-Discrimination & Labor Division (“UALD“), alleging that the employee's termination was discriminatory based upon a disability or, in the alternative, retaliatory for substantially the same reasons alleged in the OSHA Complaint. The charge was also forwarded to the United States Equal Employment and Opportunity Commission (“EEOC“) and was also recognized as a charge under the EEOC's federal jurisdiction.

Following negotiations between the parties, the parties executed a settlement agreement on December 7, 2017 (“the Agreement“) with respect to the OSHA Complaint.  Per the terms of the Agreement, the Company's signing of the Agreement in no way constitutes an admission of a violation of any law or regulation enforced by OSHA. Around the same time in December 2017, the parties executed a side settlement agreement by which the former employee acknowledged that he does not believe that the Company engaged in activities which would be construed as violations of securities-related laws and agreed to withdraw his charge against the Company from the UALD and the EEOC. The charge was effectively withdrawn on December 6, 2017.

During the twelve months ended December 31, 2016 and 2017, the Company recorded $927 and $152 respectively, of pretax gross expenses and settlement costs related to the defense of the OSHA Complaint and review of the allegations underlying the former employee’s OSHA complaint. The amount recorded in 2017 is net of recoveries from the insurance company towards this matter.

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

The Company’s 2007 Equity Incentive Plan (the “2007 Plan”) was restated and approved by the shareholders on December 12, 2016. Provisions of the restated 2007 Plan include the granting of up to 2,000,000 incentive and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units. Options may be granted to employees, officers, non-employee directors and other service providers and may be granted upon such terms as the Compensation Committee of the Board of Directors determines in their sole discretion.

Of the options granted subsequent to June 2002, all vesting schedules are based on 3 or 4-year vesting schedules, with either one-third or one-fourth vesting on the first anniversary and the remaining options vesting ratably over the remainder of the vesting term. Generally, directors and officers have 3-year vesting schedules and all other employees have 4-year vesting schedules. Additionally, in the event of a change in control or the occurrence of a corporate transaction, the Company’s Board of Directors has the authority to elect that all unvested options shall vest and become exercisable immediately prior to the event or closing of the transaction. All options outstanding as of December 31, 2017 had contractual lives of ten years.

Under the 1998 Plan, 2,500,000 shares were authorized for grant. As of December 31, 2017, there were no options outstanding under the 1998 Plan.

As of December 31, 2017, there were 764,430 options outstanding under the 2007 Plan. As of December 31, 2017, the 2007 Plan had 774,456 authorized unissued options, while there were no options remaining that could be granted under the 1998 Plan.

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

In applying the Black-Scholes methodology to the options granted, the Company used the following assumptions:

	Year ended December 31,
	2017	2016	2015
Risk-free interest rate, average	2.21%	1.52%	2.00%
Expected option life, average (in years)	7.9	6.1	6.1
Expected price volatility, average	40.71%	43.75%	44.30%
Expected dividend yield	2.83%	1.71%	1.10%

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

Under guidelines of ASC Topic 718, the Company recognizes the associated compensation cost for only those awards expected to vest on a straight-line basis over the underlying requisite service period. The Company estimated the forfeiture rates based on its historical experience and expectations about future forfeitures.

| F- 20 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

The following table shows the stock option activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
As of December 31, 2014	1,040,081	$5.65	5.60	$4,286
Granted	56,666	13.03
Reinstated	4,583	4.47
Expired and canceled	(1,000)	3.42
Forfeited prior to vesting	(15,252)	7.85
Exercised	(56,143)	5.51
As of December 31, 2015	1,028,935	$6.03	4.73	$7,104
Granted	217,700	11.73
Expired and canceled	(4,186)	12.03
Forfeited prior to vesting	(17,360)	10.67
Exercised	(374,857)	4.46
As of December 31, 2016	850,232	$8.06	5.78	$3,001
Granted	105,000	9.90
Expired and canceled	(3,144)	10.29
Forfeited prior to vesting	(8,996)	11.01
Exercised	(178,662)	5.90
As of December 31, 2017	764,430	$8.78	6.48	$1,038
Vested and Expected to Vest at December 31, 2015	1,028,935	$6.03	4.73	$7,104
Vested at December 31, 2015	820,022	$5.10	3.74	$6,419
Vested and Expected to Vest at December 31, 2016	850,232	$8.06	5.78	$3,001
Vested at December 31, 2016	552,097	$6.33	4.09	$2,843
Vested and Expected to Vest at December 31, 2017	764,430	$8.78	6.48	$1,038
Vested at December 31, 2017	529,669	$7.89	5.50	$1,033

The weighted average per share fair value of options granted during the years ending December 31, 2017, 2016 and 2015 was $3.31, $4.27, and $ 5.27 respectively. The total intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 was $646, $2,824, and $404 respectively.

The total pre-tax compensation cost related to stock options recognized during the years ended December 31, 2017, 2016, and 2015 was $665, $667 and $848, respectively. Tax benefit from compensation cost related to stock options during the years ended December 31, 2017, 2016 and 2015 was $0, $107 and $41, respectively. As of December 31, 2017, the total compensation cost related to stock options not yet recognized and before the effect of any forfeitures was $829, which is expected to be recognized over approximately the next 1.80 years on a straight-line basis.

Employee Stock Purchase Plan

During 2017, the Company issued shares to employees under the Company’s 2016 Employee Stock Purchase Plan (the “ESPP”). The ESPP was approved by the Company’s shareholders on December 12, 2016. As of December 31, 2017, 466,783 of the originally approved 500,000 shares were available for offerings under the ESPP. Offering periods under the ESPP commence on each Jan 1 and July 1, and continue for a duration of six months. The ESPP is available to all employees who do not own, or are deemed to own, shares of stock making up an excess of 5% of the combined voting power of the Company, its parent or subsidiary.

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

| F- 21 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

Shares purchased and compensation expense associated with Employee Stock Purchase Plans were as follows:

	2017	2016	2015
Shares purchased under ESPP plans	9,110	9,140	14,982
Plan compensation expense	$13	$18	$31

Stock Repurchase Program and Cash Dividends

In May 2012, our Board of Directors authorized a stock repurchase program to purchase the Company’s common stock in the open market. A total of 272,767 shares costing $2,598 were purchased under this program during the year ended December 31, 2014. The cost of shares purchased were recorded as a reduction to shareholders’ equity. On December 2, 2016, the Company announced the discontinuance of the stock repurchase program along with the initiation of a cash dividend plan.

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

On  March 1, 2017, the Board of Directors of the Company renewed and extended the repurchase program for up to an additional $10 million of common stock over the next twelve months. In connection with the repurchase extension authorization, the Company was authorized to complete the repurchase through open market transactions or through an accelerated share repurchase program, in each case to be executed at management’s discretion based on business and market conditions, stock price, trading restrictions, acquisition activity and other factors. The repurchase program may be suspended or discontinued at any time without prior notice. The transactions effectuated to date occurred in open market purchases. This program terminated in March 2018.

During the twelve months ended December 31, 2017, we acquired the following shares of common stock under the stock repurchase program authorized by the Board of Directors in March 2016 and renewed and extended in March 2017:

$ in thousands except per share price	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($ thousands) (d)

January 1 to March 31	78,956	$11.75	78,956	$9.9
April 1 to June 30	214,866	9.91	214,866	7.7
July 1 to September 30	139,570	7.84	139,570	6.6
October 1 to December 31	118,544	8.18	118,544	5.7
Total	551,936	$9.28	551,936

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

| F- 22 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

10. Significant Customers

Sales to significant customers that represented more than 10 percent of total revenues are as follows:

	Year ended December 31,
	2017	2016	2015
Customer A	16.1%	16.3%	14.2%
Customer B	- %*	- %*	10.4%
Total	16.1%	16.3%	24.6%

* Sales did not exceed 10% of the revenue.

The following table summarizes the percentage of total gross accounts receivable from significant customers:

	As of December 31,
	2017	2016
Customer A	20.3%	13.4%
Customer B	11.0%	11.7%
Total	31.3%	25.1%

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

Level 3 - Unobservable inputs.

The substantial majority of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. The following tables set forth the fair value of the financial instruments re-measured by the Company as of December 31, 2017 and 2016:

	Level 1	Level 2	Level 3	Total
December 31, 2017
Corporate bonds and notes	$—	$8,428	$—	$8,428
Municipal bonds	—	4,610	—	4,610
Total	$—	$13,038	$—	$13,038
December 31, 2016
Corporate bonds and notes	$—	$19,970	$—	$19,970
Municipal bonds	—	6,425	—	6,425
Total	$—	$26,395	$—	$26,395

| F- 23 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

12. Income Taxes

Consolidated income before taxes for domestic and foreign operations consisted of the following:

	Year ended December 31,
	2017	2016	2015
Domestic	$(12,630)	$6,332	$13,295
Foreign	(3,263)	(2,454)	(2,744)
Total	$(15,893)	$3,878	$10,551

The Company’s (provision) for income taxes consisted of the following:

	Year ended December 31,
	2017	2016	2015
Current:
Federal	$577	$(593)	$(3,386)
State	(66)	63	(344)
Foreign	(682)	(37)	-
Total current	(171)	(567)	(3,730)
Deferred:
Federal	1,497	(633)	(220)
State	480	(17)	(10)
Foreign	748	115	470
Total	2,725	(535)	240
Change in valuation allowance	(833)	(332)	(285)
Total deferred	1,892	(867)	(45)
Benefit/(provision) for income taxes	$1,721	$(1,434)	$(3,775)

The income tax benefit (provision) differs from that computed at the federal statutory corporate income tax rate as follows:

	Year ended December 31,
	2017	2016	2015
Tax benefit (provision) at federal statutory rate	$5,403	$(1,318)	$(3,587)
State income tax benefit (provision), net of federal benefit	439	(148)	(408)
Research and development tax credits	411	423	456
Subpart F inclusion	(370)	-	-
Foreign earnings or losses taxed at different rates	(540)	(292)	(231)
Tax rate change	(3,161)	-	-
Other	372	233	280
Change in valuation allowance	(833)	(332)	(285)
Tax benefit (provision)	$1,721	$(1,434)	$(3,775)

| F- 24 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

The tax effects of significant temporary differences representing net deferred tax assets and liabilities consisted of the following:

	2017	2016
Deferred revenue	$738	$845
Basis difference in intangible assets	3,403	(56)
Inventory reserve	2,089	2,650
Net operating loss carryforwards	1,627	1,391
Research and development tax credits	163	88
Accrued expenses	75	92
Stock-based compensation	327	584
Allowance for sales returns and doubtful accounts	119	70
Difference in property and equipment basis	(212)	(350)
Other	438	743
Total net deferred income tax asset	8,767	6,057
Less: Valuation allowance	(2,236)	(1,403)
Net deferred income tax asset (liability)	$6,531	$4,654

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

In accordance with ASC Topic 740, the Company analyzed its valuation allowance at December 31, 2017 and determined that, based upon available evidence, it is more likely than not that certain of its deferred tax assets may not be realized and, as such, has established a valuation allowance against certain deferred tax assets. These deferred tax assets include foreign net operating loss carryforwards, foreign intangible assets, state R&D tax credit carryforwards, and capital loss carryforwards.

The Company has federal net operating loss (“NOL”) carryforwards of approximately $692 (pre-tax), and Spain NOL carryforwards of approximately $5,805. The federal NOL carryforwards will begin to expire in 2029. The Spain NOL carryforward does not expire.

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

The total amount of unrecognized tax benefits at December 31, 2017 and 2016, that would favorably impact our effective tax rate if recognized was $647 and $588, respectively. As of December 31, 2017 and 2016, we accrued $14 and $87, respectively, in interest and penalties related to unrecognized tax benefits. We account for interest expense and penalties for unrecognized tax benefits as part of our income tax provision.

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

| F- 25 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax positions is as follows:

	Year ended December 31,
	2017	2016
Balance - beginning of year	$1,189	$1,126
Additions based on tax positions related to the current year	67	16
Additions for tax positions of prior years	520	47
Reductions for tax positions of prior years	-	-
Settlements	(165)	-
Lapse in statutes of limitations	(959)	-
Uncertain tax positions, ending balance	$652	$1,189

The Company’s U.S. federal income tax returns for 2014 through 2017 are subject to examination. The Company also files in various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state, or non-U.S. income tax examinations by tax authorities for years prior to 2014. The Company completed its audit by the Internal Revenue Service (“IRS”) for its 2012 and 2013 tax returns in 2017. As a result of the audit by the IRS, there were no material adjustments made to the Company’s tax return.

The Inland Revenue Department of Hong Kong, a Special Administrative Region (the “IRD”), commenced an examination of the Company’s Hong Kong profits tax returns for 2009 through 2011 in the fourth quarter of 2012, which was completed subsequent to December 31, 2017. As a result of the audit, there were no material changes to the Company’s financial position. During the next twelve months, it is reasonably possible that the amount of the Company’s unrecognized income tax benefits could change significantly. These changes could be the result of our ongoing tax audits or the settlement of outstanding audit issues. However, due to the issues being examined, at the current time, an estimate of the range of reasonably possible outcomes cannot be made, beyond amounts currently accrued.

13. Geographic Sales Information

The United States was the only country to contribute more than 10 percent of total revenues in each fiscal year. The Company’s revenues are substantially denominated in U.S. dollars and are summarized geographically as follows:

	Year ended December 31,
	2017	2016	2015
United States	$24,569	$31,838	$39,563
All other countries	17,235	16,799	18,233
Total	$41,804	$48,637	$57,796

14. Subsequent Events

On February 21, 2018, the Company declared a stock dividend of $0.07 per share of ClearOne common stock payable on March 21, 2018 to shareholders of record on March 7, 2018.

In March 2018, the Company did not renew its common stock repurchase program.

| F-26 |