Form 10-K/A
period 2017-12-31
CLEARONE INC
filed 2018-04-30
CIK 840715

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

The aggregate market value of the shares of voting common stock held by non-affiliates was approximately $51.2 million at June 30, 2017, (the Company’s most recently completed second fiscal quarter), based on the $9.43 closing price for the Company’s common stock on the NASDAQ Capital Market on such date. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

The number of shares of ClearOne common stock outstanding as of April 27, 2018 was 8,301,473.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this "Form 10-K/A") to the Annual Report on Form 10-K of ClearOne, Inc., a Utah corporation (referred to as "ClearOne", "we", "us", "our" or the "Company") for the fiscal year ended December 31, 2017, originally filed with the Securities and Exchange Commission ("SEC") on April 20, 2017 (the "Original 10-K") is being filed solely for the purpose of including the information required by Part III of Form 10-K. The Company no longer anticipates filing its definitive proxy statement within 120 days of its fiscal year ended December 31, 2017. Therefore, such information will not be incorporated by reference to the Company's definitive proxy statement for the 2018 Annual Meeting of Shareholders. Thus, Part III, Items 10-14, of the Company's Original 10-K are hereby amended and restated in their entirety.

As required by Rule 12b-15, in connection with this Form 10-K/A, the Company's Chief Executive Officer and Chief Financial Officer have executed new Rule 13a-14(a) certifications. Accordingly, Part IV, Item 15 has been amended to reflect the filing of such certifications herewith.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our directors and executive officers as of April 30, 2018.

Name	Age	Position	Director or Officer Since
Zeynep “Zee” Hakimoglu	64	Chairman, Chief Executive Officer, and President(4)	See Note 4
Brad R. Baldwin	62	Director(1)(2)(3)	1988
Larry R. Hendricks	75	Director(1)(2)(3)	2003
Eric L. Robinson	51	Director(1)(2)(3)	2003
Narsi Narayanan	47	Senior Vice President of Finance and Corporate Secretary	2009

(1)	Member of the Audit and Compliance Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating Committee
(4)	Officer since July 2004; Director since April 2006; Chairman of the Board since July 2007.

Zeynep Hakimoglu is our President, Chief Executive Officer and Chairman. She joined our company in December 2003 as Vice President of Product Line Management and was appointed President and Chief Executive Officer in July 2004; she has served as a director of our company since April 2006 and was named Chairman of the Board in July 2007. Prior to joining ClearOne, Ms. Hakimoglu has held senior executive level positions for a variety of high-tech Silicon Valley firms in such areas as business development, product marketing, engineering and product-line management. She served as Vice President of Product Line Management for Oplink Communications, a publicly traded developer of fiber optic subsystems and components, from December 2001 to December 2002; and, President of OZ Optics USA, a manufacturer of fiber optic test equipment and components, from August 2000 to November 2001. From October 1998 to August 2000, she was Vice President of Business Development for Kaifa Technology and was instrumental in its acquisition by E-Tek Dynamics and later by JDS Uniphase. Through these acquisitions, she held the role of Deputy General Manager of the Kaifa Technology business unit. From May 1982 until it was acquired in September 1996, Ms. Hakimoglu held various positions including Vice President of Wireless Engineering and Vice President of the Wireless Business Unit for Aydin Corp., a global telecommunications equipment company that formerly traded on the New York Stock Exchange. Ms. Hakimoglu earned a Bachelor of Science Degree in Physics from California State College, Sonoma, and a Master’s Degree in Physics from Drexel University. In light of Ms. Hakimoglu’s rich experience in the high-tech industry and her unique and extensive understanding of ClearOne’s business, our Board has concluded that Ms. Hakimoglu should continue to serve as a director.

Brad R. Baldwin has served as a director of our company since October 1988, and was appointed “lead independent director” in 2013. Mr. Baldwin is an attorney licensed to practice in Utah. He is currently employed as President and CEO of First Utah Bank, a full service commercial and community bank headquartered in Salt Lake City, Utah. Prior to that, Mr. Baldwin served as general counsel to the Wasatch Front Regional Multiple Listing Service (“WFRMLS”), which provided data and real estate services to over 10,000 real estate brokers, agents and appraisers in Utah. From 2001 to 2009, he served as an attorney and investment real estate specialist with Commerce CRG in Salt Lake City, Utah. From 1988 to 2000, he served as legal counsel and president of Banc One, Utah, a full service commercial bank owned by Banc One Corporation. He also practiced business, corporate and real estate law for ten years in Salt Lake City. He has a degree in finance from the University of Utah and a law degree from the University of Washington. He has served on the board of many community organizations, including the Salt Lake Area Chamber of Commerce, the Utah Bankers Association, and the Economic Development Corporation of Utah. In light of Mr. Baldwin’s legal and financial services background and unique understanding of our business due to his long service on our Board, the Board has concluded that Mr. Baldwin should continue to serve as a director.

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

Eric L. Robinson has served as a director of our company since July 2015. Mr. Robinson spent fourteen years in private practice as a corporate attorney, including eleven years as a partner in the Salt Lake City, Utah law firm of Blackburn & Stoll, LC. Mr. Robinson’s law practice focused on securities, corporate and other business transactions. Mr. Robinson has been principally employed as General Counsel, Chief Financial Officer and director of MicroPower Global Limited, a development stage company in the semiconductor business since 2009. Mr. Robinson also maintains a small law practice and serves as counsel to a number of companies in the fields of genetics, regenerative medicine, transportation and commercial construction.  He also served as General Counsel, Chief Financial Officer and a director to a genetic research company from 2008 until 2015. Mr. Robinson previously acted as General Counsel and Chief Financial Officer to a commercial construction company from 2007 until 2008 which had revenues in excess of $100 million during his tenure. His legal practice includes working with companies in connection with public and private offerings of securities, corporate partnering, mergers and acquisitions, licensing, technology transfer, contracts and construction. He graduated from the University of Utah with honors with a B.S. degree in accounting and he subsequently passed the CPA exam (unlicensed). He graduated from Vanderbilt University with a J.D. where he graduated Order of the Coif and acted as a Managing Editor of the Law Review. Mr. Robinson has previously served as corporate and securities legal counsel to the Company and the Company’s largest shareholder, E. Dallin Bagley. In light of Mr. Robinson’s legal and financial background, the Board has concluded that Mr. Robinson should continue to serve as a director.

Narsi Narayanan (now serving as Senior Vice President of Finance) has served as our Vice President of Finance since July 2009 and has more than two decades of professional experience in the areas of accounting, finance and taxes. Prior to joining our company, he managed the SEC reporting, US GAAP accounting research, Sarbanes-Oxley Act (“SOX”) compliance and other financial reporting functions from August 2007 through February 2009 at Solo Cup Company, a publicly-reporting international consumer products company. Prior to that, Mr. Narayanan managed the accounting and finance functions, including SEC Reporting, SOX compliance and US GAAP accounting research, from June 2004 through August 2007 at eCollege.com, a leading technology company serving private educational institutions, which was also a publicly-reporting company before being acquired by Pearson Education group. In addition to being a Chartered Accountant, Mr. Narayanan has extensive experience working in public accounting and in senior finance positions in India with a large conglomerate. He is a Certified Public Accountant with graduate degrees in accounting (University of Utah, M. Acc.) and business (University of Illinois, MBA-Finance).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act, of 1934 as amended, requires our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership on Form 3 and reports of changes of ownership of our equity securities on Forms 4 and 5. Officers, directors, and greater than 10% shareholders are required to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of the reports and amendments to reports furnished to us for the year ended December 31, 2016, we believe that each person who, at any time during such fiscal year was a director, officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such period.

Code of Ethics

The Board of Directors adopted a code of ethics that applies to our Board of Directors, executive officers, and employees.  The Company's Code of Ethics is posted on our website at www.clearone.com.

Nomination Procedures

No changes have been made to the procedures by which our shareholders may recommend nominees to our Board of Directors.

Audit and Compliance Committee

The Company has a separate Audit Committee and its members are Eric L. Robinson (Chairman), Brad R. Baldwin, and Larry R. Hendricks. The Board of Directors has determined that Eric L. Robinson is an “audit committee financial expert” and each member is independent in accordance with applicable rules and regulations of NASDAQ and the SEC.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview of Compensation Program

The Compensation Committee of the Board of Directors is responsible for establishing and implementing our compensation philosophy, as detailed below. The Compensation Committee reviews and approves all of our compensation policies, including executive officer salaries, bonuses and equity incentive compensation. The Compensation Committee has designed the Company’s executive compensation programs with the goal of paying total compensation to the executive officers that is fair, reasonable, competitive, and includes incentives that are designed to appropriately drive corporate performance.

The Compensation Committee reviews and approves the annual compensation for our executive officers. The Compensation Committee may retain the services of an independent compensation consultant or research firm with respect to compensation of all named executive officers. The Compensation Committee did not retain a consultant for any of the years from 2015 to 2017. In addition, the Compensation Committee considers recommendations from the Chief Executive Officer with respect to other executive officers.

Overview of Compensation Philosophy and Objectives

Our “pay-for-performance” philosophy is among the fundamental tenets of our executive compensation program. We have adopted an approach to compensation comprised of a mix of short-term and long-term components that are designed to provide proper incentives and to reward our executive officers.

Our compensation objectives for executive officers are as follows:

●	to attract and retain highly qualified individuals capable of making significant contributions to the long-term success of our company;

●	to use incentive compensation to reinforce strategic performance objectives;

●	to align the interest of our executives with the interests of our shareholders such that the risks and rewards of strategic decisions are shared; and

●	to reflect the value of each officer’s position in the marketplace and within our company.

Compensation Policies and Procedures

Our Compensation Committee is responsible for administering our compensation practices. Our Compensation Committee was appointed by our Board of Directors, and consists entirely of directors who are “outside directors” for purposes of Section 162(m) of the Code, and non-employee directors for purposes of Rule 16b-3 under the Exchange Act. Under its charter, the Compensation Committee may delegate authority to subcommittees of the Compensation Committee or to executive officers of the Company, particularly the Chief Executive Officer with respect to compensation determinations for persons who are not executive officers of the Company. The members of the Compensation Committee are Brad R. Baldwin (Chairman), Larry R. Hendricks and Eric L. Robinson.

Our Compensation Committee holds meetings as necessary throughout the year.

Within the context of the overall objectives of our executive compensation philosophy, the Compensation Committee determines the specific types and amounts of compensation to be paid to each of our named executive officers based on a number of factors including:

●	the roles and responsibilities of our executives;
●	the number of executives being compensated;
●	the individual experience and skills of, and expected contributions from, our executives;
●	special accomplishments;
●	compensation levels of executive officers at peer companies; and
●	our executives’ historical compensation at the Company.

The Compensation Committee strives to create an overall compensation package for each executive officer that satisfies the aforementioned objectives, recognizing that certain elements of compensation are better suited to reflect different compensation objectives. For example, as base salaries are the only element of compensation that are fixed in amount in advance of the year in which the compensation will be earned, the Compensation Committee believes that it is most appropriate to determine salaries with a focus on the market practices for similarly situated officers at comparable companies as adjusted to reflect the individual officer’s performance. The Compensation Committee strives to make such comparisons at least once in every two years and fix salaries based on such comparison, but did not do so in 2017. In the years when such comparison is not made, salaries are adjusted from the previous year level based on Compensation Committee’s collective knowledge of the industry, region and position as well as by applying their professional judgement. In contrast, cash bonuses and long-term incentives are better able to reflect our company’s performance as measured by financial metrics and are well-suited to motivate officers to achieve specific performance goals that the Compensation Committee has determined are in the best interests of our company. Equity grants are also well-suited to drive long-term performance and align management’s interests with those of shareholders. The Compensation Committee believes that as an officer’s responsibility increases, so does his or her ability to influence the performance of our company and accordingly, the proportion of his or her compensation that consists of his or her salary and cash bonus should decrease while the proportion of equity incentives to total compensation should increase.

In making compensation decisions, including assessing the competitiveness of the total compensation structure for each named executive officer, the Compensation Committee may consider compensation data from companies that the Compensation Committee may select as comparable in terms of industry, size and location, but did not do so in 2017. The Compensation Committee may, in its discretion, review surveys and relevant articles on executive compensation practices, and may receive reports from Equilar, Inc. on chief executive officer pay strategies and trends for publicly traded small cap companies for that purpose, but did not do so in 2017. The Compensation Committee retains complete discretion with respect to the types and amounts of compensation awards each year.

The Compensation Committee establishes the criteria, and directs the implementation, of all compensation program elements for the executive officers. Generally, the salary for each named executive officer is set at the beginning of each fiscal year by the Compensation Committee. The Compensation Committee considers the Chief Executive Officer’s appraisal of other executive officers’ general performance and looks especially to performance against predetermined goals before making its decision. The Chief Executive Officer may recommend for the Compensation Committee’s approval the stock option grants and compensation related to achievement of non-quantitative goals under non-equity based incentive plans for other executive officers.

Stockholder Say-on-Pay Advisory Vote

The Compensation Committee balances the interests of stockholders, regulators, and other interested parties. In 2017, we sought a stockholder say-on-pay advisory vote regarding executive compensation, and approximately 92% of the votes cast were in favor of our executive compensation. The Compensation Committee viewed this vote as supportive of the Company’s overall approach to executive compensation. Due to such strong stockholder support, we did not make any material changes to our compensation policies in 2017. In accordance with the stockholder advisory vote at our 2013 annual meeting of stockholders, we intended to continue seeking a stockholder say-on-pay advisory vote regarding executive compensation on an annual basis.

Elements of Compensation

The compensation of our named executive officers consists primarily of four components:

●	salary;
●	quarterly incentive cash bonuses;
●	equity-based incentives; and
●	other benefits

In general, total compensation is geared to be sufficient to attract and retain excellent talent. In determining the adjustments to the compensation of our executive officers for the year ended December 31, 2017, we annually take into account the performance of each executive officer, their contributions toward the Company’s success, and the Company’s growth and stage of development.

We use a mix of short-term compensation (base salaries and cash incentive bonuses) and long-term compensation (equity incentive compensation) to provide a total compensation structure that is designed to achieve our pay-for-performance philosophy and our compensation objectives. We discuss each of the principal elements of our executive compensation in detail below.

Salary

In general, the salaries are designed to provide a consistent base of income and to attract the appropriate level of talent. The Compensation Committee strives to set salaries that are in line with the salaries for executives serving in similar competitive positions in the market and generally around the median level of salaries for executives serving in similar comparable positions. The Compensation Committee did not undertake an assessment of any market data in 2017. Salaries were fixed in 2015 after the Compensation Committee reviewed surveys and relevant articles on executive compensation practices, reports from Equilar, Inc. on chief executive officer pay strategies and trends for publicly traded small cap companies, and executive compensation information for several Utah based publicly-traded companies having revenues similar to those of the Company. Salaries in 2016 and 2017 were fixed by making adjustments to prior year salaries based on the Compensation Committee’s collective knowledge of the industry, region and position as well as by applying their professional judgement.

The salaries of our executive officers are reviewed annually. We may also increase the salary of an executive officer at other times if a change in the scope of the officer’s responsibilities or for any other reason that the Compensation Committee feels appropriate to achieve the objectives outlined here. The salaries also reflect the initial base salaries that were negotiated and annual adjustments made taking into account several factors including comparable positions in the market, contributions made by the executive, role and responsibilities of the executive and past performance.

The following table presents annual salaries for our named executive officers in 2015, 2016 and 2017:

Name and Principal Position	2017	2016	2015
Zeynep Hakimoglu - Chief Executive Officer and President	$353,077	$294,442	$279,154
Narsi Narayanan - Senior Vice President of Finance	196,019	177,665	170,481
Michael Braithwaite - Senior Vice President - Network Streaming Business	181,404	172,665	167,288

Quarterly Incentive Cash Bonus

Quarterly incentive cash bonuses are designed to reward near-term operating performance and the achievement of milestones critical to our success in both the near and the long-term. Consistent with our emphasis on pay-for-performance, we have adopted an executive incentive bonus program. Executive officers will have an opportunity to earn bonuses based on the attainment of Company performance goals and a subjective analysis of individual performance that contributes to the attainment of those goals. The target bonuses and our establishment of business goals for the Company reinforces three of our compensation goals - namely, to motivate our executives toward even higher achievement and business results, to tie our executives’ goals and interests to ours and our stockholders’ and to enable us to attract and retain highly qualified individuals.

Quarterly Incentive Cash Bonus Plan for Ms. Hakimoglu and Mr. Narayanan:

According to this plan pre-determined quarterly goals are set for each quarter, namely, financial goals comprising of revenue, gross margin, operating income and meeting financial reporting goals, and non-quantitative performance goals. Quarterly revenue, gross margin and operating income targets are set early in the year as part of adopting the Company’s budget for the year and these goals are seldom changed during the year except when there is a material acquisition or other event that has a significant impact on the financials of the company. Typically, these goals are set at target levels that the Compensation Committee believes will be difficult to achieve so that the full incentive bonuses are only paid when performance exceeds expectations. The Committee recognizes the difficulty to achieve these goals as these goals are often not met. Financial reporting goals which include meeting reporting deadlines are set for each quarter upon consultations with the Audit and Compliance Committee.

The targeted bonus is set at 50% of the officers’ salary for each quarter with 70% of such bonus allocated for quantitative financial goals and the remaining 30% allocated for non-quantitative performance goals. The weights for quantitative performance goals are equally split for the first three quarters of the year. For the fourth quarter of the year weights assigned to the quantitative financial goals are as follows: 20% for revenue; 20% for gross margin; 20% for operating income; and 40% for meeting financial reporting deadlines.

Each quarterly quantitative goal is assessed separately. A minimum of 100% of the quarterly quantitative goal must be achieved in order to earn the bonus associated with the goal. In other words, no partial credit is given if the targeted quantitative goal is not achieved. The Compensation Committee approves bonuses for the executives only after the filing of relevant financial reports on Forms 10-Q and 10-K.

In advance of each quarter, quarterly non-quantitative performance goals for Mr. Narayanan are recommended by Ms. Hakimoglu, President and Chief Executive Officer, and approved by the Compensation Committee. Ms. Hakimoglu may at times recommend replacing an originally set performance goal with a different achievement during the quarter to address changed business priorities.

As part of the quarterly Board of Directors review of the Company’s operations, the chief executive officer provides a detailed list of priorities and objectives for the next quarter. At the end of each quarter the Compensation Committee considers whether a bonus for the chief executive officer is appropriate in light of objectives and priorities accomplished, the Company’s overall performance, the achievement of incentive bonus targets by other members of the management team, and the Compensation Committee’s subjective assessment of the overall performance of the chief executive officer.

The Compensation Committee exercises its discretion in evaluating achievement of non-quantitative goals for the other executive officers applying both objective criteria as well as subjective criteria after consulting with Ms. Hakimoglu. The Compensation Committee often relies upon their collective knowledge of the company and applies their professional skills in evaluating the performance of the executives in achieving the non-quantitative goals.

The target and actual cash incentive bonus for Mr. Narayanan and Ms. Hakimoglu in 2017 was for the four quarters beginning the fourth quarter of 2016 and ending with the third quarter of 2017. The Compensation Committee approves bonuses for the executives only after the filing of relevant financial reports in Forms 10-Q and 10-K.

The following table provides full details of bonus targets and bonus paid for Ms. Hakimoglu and Mr. Narayanan by each quarter during 2017.

Quarter	Goal	Zeynep Hakimoglu		Narsi Narayanan
		Bonus Target	Bonus Paid	Bonus Target	Bonus Paid
2016-Q4	Revenue	$5,338	$—	$3,220	$—
	Gross Margin	5,338	—	3,220	—
	Operating Income	5,337	—	3,220	—
	Financial Reporting	10,675	10,675	6,440	6,440
	Non-Quantitative[1]	11,437	10,294	6,900	3,657
		38,125	20,969	23,000	10,097
2017-Q1	Revenue	7,766	—	4,298	—
	Gross Margin	7,765	—	4,299	—
	Operating Income	7,766	—	4,299	—
	Financial Reporting	7,766	7,766	4,298	4,298
	Non-Quantitative[2]	13,312	—	7,369	—
	Discretionary	—	6,500	—	—
		44,375	14,266	24,563	4,298
2017-Q2	Revenue	7,766	—	4,298	—
	Gross Margin	7,765	—	4,299	—
	Operating Income	7,766	—	4,299	—
	Financial Reporting	7,766	3,883	4,298	—
	Non-Quantitative[2]	13,312	—	7,369	—
		44,375	—	24,563	—
2017-Q3	Revenue	7,766	—	4,298	—
	Gross Margin	7,765	—	4,299	—
	Operating Income	7,766	—	4,299	—
	Financial Reporting	7,766	3,883	4,298	—
	Non-Quantitative[2]	13,312	—	7,369	—
		44,375	—	24,563	—
Total for 2017	Revenue	28,636	—	16,114	—
	Gross Margin	28,633	—	16,117	—
	Operating Income	28,635	—	16,117	—
	Financial Reporting	33,973	22,324	19,334	12,887
	Non-Quantitative	51,373	10,294	29,007	3,657
	Discretionary	—	6,500	—	—
		$171,250	$39,118	$96,689	$16,544

(1)

2016-Q4 non-quantitative goals for Mr. Narayanan were to complete the draft budget for 2017, evaluate a new service for the Board of Directors and migration of a software used for accounting purposes. 2016-Q4 non-quantitative goals recognized for Ms. Hakimoglu were transitioning wireless mics manufacturing, transitioning sales personnel from indirect to direct model, building offshore operations, improving revenue from value-added-resellers and supervise finance goals.

(2)

Non-quantitative goals for Mr. Narayanan for 2017-Q1, 2017-Q2 and 2017-Q3 were to complete a tax planning project, and to draft a logistics and fulfillment plan. Non-quantitative goals for Ms. Hakimoglu for 2017-Q1, 2017-Q2 and 2017-Q3 were to manage marketing events, devise litigation strategy and manage litigation efforts.

Quarterly Incentive Cash Bonus Plan for Mr. Braithwaite:

Mr. Braithwaite’s compensation plan is based upon attainment of world-wide revenue of network streaming products. His revenue target is set by Ms. Hakimoglu at the beginning of each quarter. Mr. Braithwaite has to achieve at least 65% of the revenue target to be eligible for bonus. If revenue attainment is above 65% but less than 90% of the revenue target, Mr. Braithwaite gets bonus at a reduced rate of 65% of the original bonus rate. His bonus plan provides for double the bonus rate for every 1% achieved above the target revenue with no cap on the maximum bonus that he could possibly earn.

The target and actual cash incentive bonus for Mr. Braithwaite in 2017 was for the four quarters beginning the fourth quarter of 2016 and ending with the third quarter of 2017. Mr. Braithwaite’s targeted bonus for these four quarters was $12,500 each. Mr. Braithwaite was not paid any bonus against these targets in any of the five quarters.

Upon Ms. Hakimoglu’s recommendation, the Compensation Committee may at its discretion award cash bonuses not exceeding $5,000 per quarter in recognition of Mr. Braithwaite’s non-revenue achievements including promoting network streaming products among channel partners, end users and internal sales teams, travelling extensively both within the U.S. and outside to provide in-depth product presentations, and supporting key projects. Mr. Braithwaite was paid discretionary cash bonus of $5,000 during 2017.

Equity Incentive Compensation

We may grant equity incentive awards in the form of stock options to align the interests of our executive officers with the interests of our stockholders. Our decisions regarding the amount and type of equity incentive compensation and relative weighting of these awards among total executive compensation is based on several factors including contributions made by the executive, the role and responsibilities of the executive, past performance of the executive, cumulative equity awards made to an officer, current stock prices, recent history of profitability of the equity awards, and current philosophy of the Board with respect to the impact of equity awards on common stock dilution.

Initial awards to new officers are largely based on the negotiations the Chief Executive Officer had at the time of recruiting. Typically, the Chief Executive Officer negotiates and makes an offer of employment subject to approval of the Compensation Committee.

We have typically made grants of equity incentive awards to our executive officers once a year. All such grants are reviewed and approved by the Compensation Committee.

The date of grant and the exercise price of the awards are established on the date of final approval by the Compensation Committee in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 718, “Compensation - Stock Compensation.” Exercise price is typically the closing market price of a share of our common stock on the date of the grant or in cases where grant is made to take effect on a subsequent future date, such future date. We do not have any program, plan or practice of setting the exercise price at a price less than fair market value of our common stock on the grant date. We do not have any program, plan or obligation that requires us to grant equity compensation on specified dates to our named executive officers.

In our year ended December 31, 2017, we made Stock Option Awards to our executive officers, as described below:

Stock Option Awards

Stock option awards provide our executive officers with the right to purchase shares of our common stock at a fixed exercise price typically for a period of up to ten years, subject to continued employment with our Company. In general, we provide our executives with service-based stock options that have gradual vesting schedules. These stock options are earned on the basis of continued service with the Company and vest over three years with one-third of the options vesting on the first anniversary of the date of grant and the remaining options vesting equally over 24 months following the first vesting date.

For certain option grants to executive officers and directors, in the event of a change in control, all of such optionee’s unvested stock options will vest and become exercisable immediately prior to the event or the closing of the transaction causing the change in control. Under the option grants, a “Change in Control” means a change in ownership or control of the Company effected through either of the following transactions: (i) the acquisition, directly or indirectly, by any person or related group of persons (other than the Company or a person that directly or indirectly controls, is controlled by, or is under common control with, the Company), of beneficial ownership (within the meaning of Rule 13d-3 of the Exchange Act) of securities possessing more than fifty percent (50%) of the total combined voting power of the Company’s outstanding securities pursuant to a tender or exchange offer made directly to the Company’s shareholders, or (ii) a change in the composition of the Board over a period of thirty-six (36) consecutive months or less, such that a majority of the Board members ceases, by reason of one or more contested elections for Board membership, to be comprised of individuals who either (A) have been Board members continuously since the beginning of such period or (B) have been elected or nominated for election as Board members during such period by at least a majority of the Board members described in clause (A) who were still in office at the time the Board approved such election or nomination. Except as otherwise set forth in an option grant, in the event of a change in control of our company, the Board of Directors has the sole authority to elect that the vesting of each outstanding option automatically accelerate so that each such option shall, immediately prior to the effective date of the corporate transaction, become fully exercisable for all of the shares of common stock at the time subject to such option and may be exercised for any or all of those shares as fully vested shares of common stock.

We have granted stock options as incentive stock options in accordance with Section 422 of the Code, subject to the volume limitations contained in the Code, as well as non-qualified stock options. Generally, for stock options that do not qualify as incentive stock options, we are entitled to a tax deduction in the year in which the stock options are exercised equal to the difference between the exercise price and the fair market value, at the time of exercise, of the stock for which the stock option was exercised. The holders of the non-qualified stock options are generally taxed on this same amount in the year of exercise. For stock options that qualify as incentive stock options, we do not receive a tax deduction, and the holder of the stock option may receive more favorable tax treatment than he or she would for a non-qualified stock option unless the holder makes a disqualifying disposition, generally by failing to hold the stock for the period required by the Code. Historically, we have primarily granted incentive stock options to provide these potential tax benefits to our executives and because of the limited expected benefits to our company of the potential tax deductions as a result of our historical net losses.

Effective December 12, 2014, we adopted, as approved by our stockholders, the amended and restated 2007 Equity Incentive Plan, or the ClearOne Inc. Equity Incentive Plan, that affords more flexibility to our Compensation Committee by allowing grants of a wide variety of equity awards to our key employees, directors and consultants, including non-qualified stock options, shares of restricted stock and other awards that are valued by reference to the fair market value of our common stock. This plan is designed to assist us in attracting, retaining, motivating and rewarding key employees, directors and consultants and providing long-term value for our stockholders by closely aligning the interests of these individuals with those of our stockholders.

During 2017, the Compensation Committee awarded stock options to Ms. Hakimoglu covering 40,000 shares; to Mr. Narayanan covering 20,000 shares; and to Mr. Braithwaite covering 5,000 shares.

Other Compensation

The Compensation Committee retains the discretion to offer other compensation to executive officers taking into account special circumstances including securing successful litigation settlements and participating in patent programs. In 2017, no such compensation was paid.

All of our executive officers are eligible for benefits offered to employees generally, including life, health, disability and dental insurance and participation in our 401(k) plan. We intend to continue to maintain our current benefits for our executive officers. The Compensation Committee in its discretion may revise, amend or add to the executive officers’ benefits and perquisites if it deems it advisable. We do not believe it is necessary for the attraction or retention of executive talent to provide executive officers with a substantial amount of compensation in the form of perquisites. In 2017, no such perquisites were provided.

Potential Payments Upon Termination or Change in Control

Employment Agreements. As of the year ended December 31, 2017, none of our named executive officers was party to an employment or severance agreement with us, and each named executive officer’s employment was on an “at-will” basis, permitting either us or the executive to terminate his or her employment for any reason or for no reason.

Separation Agreement with Mr. Braithwaite. On January 4, 2018, the Company terminated Michael Braithwaite as the Company’s Senior Vice President - Network Streaming Business and an employee of the Company. In connection with Mr. Braithwaite’s separation from the Company, on January 9, 2018 Mr. Braithwaite entered into a Confidential Separation Agreement and General Release with the Company (the “Separation Agreement”). Under the terms of the Separation Agreement, Mr. Braithwaite was paid all unpaid base salary and accrued but unused vacation time through the Separation Date. The Company also paid Mr. Braithwaite cash severance of $52,355.85 as additional consideration for a customary general release of claims.

Accelerated Stock Option Vesting Upon a Change in Control. For certain option grants to executive officers and directors, in the event of a change in control, all of such optionee’s unvested stock options will vest and become exercisable immediately prior to the event or the closing of the transaction causing the change in control.

Under the option grants, a “Change in Control” means a change in ownership or control of the Company effected through either of the following transactions:

(i) the acquisition, directly or indirectly, by any person or related group of persons (other than the Company or a person that directly or indirectly controls, is controlled by, or is under common control with, the Company), of beneficial ownership (within the meaning of Rule 13d-3 of the Exchange Act) of securities possessing more than fifty percent (50%) of the total combined voting power of the Company’s outstanding securities pursuant to a tender or exchange offer made directly to the Company’s shareholders, or

(ii) a change in the composition of the Board over a period of thirty-six (36) consecutive months or less, such that a majority of the Board members ceases, by reason of one or more contested elections for Board membership, to be comprised of individuals who either (A) have been Board members continuously since the beginning of such period or (B) have been elected or nominated for election as Board members during such period by at least a majority of the Board members described in clause (A) who were still in office at the time the Board approved such election or nomination.

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

At our current stock price of about $6.50, none of our named executive officers would benefit from any potential accelerated vesting of unvested stock options.

Accounting and Tax Considerations

The Company uses judgment in determining the fair value of the options awards on the date of grant using an option-pricing model with assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the risk-free interest rate of the awards, the expected life of the awards, the expected volatility over the term of the awards, and the expected dividends of the awards. The Company uses the Black-Scholes option pricing model to determine the fair value of share-based payments granted under the guidelines of ASC Topic 718. Black-Scholes option pricing model requires certain estimates, including an expected forfeiture rate and expected term of options granted. We also make decisions regarding the method of calculating expected volatilities and the risk-free interest rate used in the option-pricing model. The resulting calculated fair value of stock options is recognized as compensation expense over the requisite service period, which is generally the vesting period. When there are changes to the assumptions used in the option-pricing model, including fluctuations in the market price of our common stock, there will be variations in the calculated fair value of our future stock option awards, which results in variation in the compensation cost recognized.

We generally intend for our executive compensation program to comply with Section 162(m) of the Code, as well as Code Section 409A. The Compensation Committee intends for all compensation paid to the named executive officers to be tax deductible to us pursuant to Section 162(m) of the Code. Under Section 162(m) of the Code, compensation paid to the named executive officers in excess of $1,000,000 cannot be deducted by us for federal income tax purposes, unless such amounts satisfy the performance-based exception to the deduction disallowance.

Section 409A of the Code addresses certain non-qualified deferred compensation benefits payable to our executives and provides that if such benefits do not comply with Section 409A, they will be taxable in the first year they are not subject to a substantial risk of forfeiture. In such case, our executives would be subject to regular federal income tax, interest and an additional federal income tax of 20% of the benefit includible in income. We have generally designed our executive compensation plans and agreements in a manner that complies with Section 409A.

We have granted stock options as incentive stock options in accordance with Section 422 of the Code subject to the volume limitations contained in the Code. Generally, the exercise of an incentive stock option does not trigger any recognition of income or gain to the holder. If the stock is held until at least one year after the date of exercise (or two years from the date the option is granted, whichever is later), all of the gain on the sale of the stock, when recognized for income tax purposes will be capital gain, rather than ordinary income to the recipient. Consequently, we do not receive a tax deduction. For stock options that do not qualify as incentive stock options, we are entitled to a tax deduction in the year in which the stock options are exercised equal to the spread between the exercise price and the fair market value of the stock for which the stock option was exercised. The holders of the non-qualified stock options are generally taxed on this same amount in the year of exercise.

EXECUTIVE COMPENSATION

The following table sets forth the compensation paid or earned by each named executive officer for the years ended December 31, 2017, 2016, and 2015.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Salary	Option Awards(1)	Non-Equity Incentive Plan Compensation(2)	All Other Compensation	Total
Zeynep Hakimoglu - Chief Executive Officer and President
Year ended December 31, 2017	$353,077	$132,700	$39,118	$—	$524,895
Year ended December 31, 2016	294,442	258,390	102,192	89,400	$744,424
Year ended December 31, 2015	279,154	—	59,895	88,200	427,249
Narsi Narayanan - Senior Vice President of Finance
Year ended December 31, 2017	$196,019	$66,350	$16,544	$—	$278,913
Year ended December 31, 2016	177,665	118,081	59,472	21,425	376,643
Year ended December 31, 2015	170,481	—	31,210	29,100	230,791
Michael Braithwaite - Senior Vice President - Network Streaming Business
Year ended December 31, 2017	$181,404	$16,588	$5,000	$—	$202,992
Year ended December 31, 2016	172,665	32,640	23,000	10,884	239,189
Year ended December 31, 2015	167,288	53,073	24,000	3,109	247,470

(1)

The amounts in the “Option Awards” column reflect the aggregate grant date fair value of awards of stock options granted pursuant to our long-term incentive plans during the periods reported above, computed in accordance with FASB ASC Topic 718, Compensation - Stock Compensation. The assumptions made in the valuation of our option awards and the material terms of option awards are disclosed in Note 9 - Share Based Payments in our Notes to Consolidated Financial Statements included in Part IV of the Form 10-K for the year ended December 31, 2017.

(2)

Non-Equity Incentive Plan Compensation for Ms. Hakimoglu and Mr. Narayanan is based upon the achievement of pre-determined quarterly goals, namely, financial goals comprising of revenue, gross margin, operating income and meeting reporting deadlines, and non-quantitative performance goals. Mr. Braithwaite’s compensation plan is based upon attainment of revenue of a certain product group. Non-quantitative goals varied for each executive officer. Examples of non-quantitative goals include introduction of a new product, identification of a new distribution opportunity, implementing internal controls, and improving product quality. The Chief Executive Officer recommends to the Compensation Committee the compensation for achievement or partial achievement of any such predetermined goal by the other two executive officers which is then determined by the Compensation Committee. Compensation under the non-equity incentive plan for Ms. Hakimoglu and Mr. Narayanan is calculated by assigning 70% weight to financial goals and 30% to non-quantitative goals. Ms. Hakimoglu’s compensation for the year ended December 31, 2017 included $22,324 for achieving financial goals, $10,294 for achieving non-quantitative goals, and $6,500 paid as discretionary bonus. Mr. Narayanan’s compensation for the year ended December 31, 2017 included $12,887 for achieving financial goals, and $3,657 for achieving non-quantitative goals.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information on the holdings of stock options by the named executive officers as of December 31, 2017.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable(1)	Option Exercise Price ($)	Option Grant Date	Option Expiration Date
Zeynep Hakimoglu	28,380	—	4.030	11-14-2008	11-14-2018
	10,000	—	3.004	05-26-2010	05-26-2020
	10,000	—	5.480	08-05-2011	08-05-2021
	25,000	—	3.920	05-11-2012	05-11-2022
	25,000	—	8.220	08-22-2013	08-22-2023
	40,000		8.340	09-12-2014	09-12-2024
	29,166	20,834	11.960	03-11-2016	03-11-2026
	3,333	6,667	11.000	12-14-2016	12-14-2026
	—	40,000	9.900	06-01-2017	06-01-2027
Narsi Narayanan	20,000	—	2.780	08-27-2009	08-27-2019
	10,000	—	3.004	05-26-2010	05-26-2020
	10,000	—	5.480	08-05-2011	08-05-2021
	20,000	—	3.920	05-11-2012	05-11-2022
	15,000	—	8.220	08-22-2013	08-22-2023
	15,000	5,000	8.340	09-12-2014	09-12-2024
	14,583	10,417	11.960	03-11-2016	03-11-2026
	833	1,667	11.000	12-14-2016	12-14-2026
	—	20,000	9.900	06-01-2017	06-01-2027
Michael Braithwaite	8,611	1,389	12.980	05-01-2015	05-01-2025
	3,333	4,167	10.510	08-30-2016	08-30-2026
	166	334	11.000	12-14-2016	12-14-2026
	—	5,000	9.900	06-01-2017	06-01-2027

(1)	One-third of unvested options vest one year from the date of grant and balance vest equally over a period of 24 months following the first anniversary date of grant.

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#) (1)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Zee Hakimoglu	06-01-2017	—	40,000	9.90	132,700
Narsi Narayanan	06-01-2017	—	20,000	9.90	66,350
Michael J. Braithwaite	06-01-2017	—	5,000	9.90	16,588

(1)

All Options granted in 2017 have the following vesting schedule: one-third on the first anniversary of the options grant; remaining option vest equally over a period of 24 months immediately following the first vesting date.

OPTION EXERCISES AND STOCK VESTED

The following table provides information on the exercise of stock options by named executive officers during the year ended December 31, 2017. There were no other equity awards that vested for the named executive officers during the year ended December 31, 2017.

Name	Number of shares acquired on exercise	Value realized on exercise(1)
Zeynep Hakimoglu	171,620	$617,412

(1)	Value realized on exercise is the excess of market price of underlying shares on the date of exercise over exercise price for the options.

Potential Payments Upon Termination or Change in Control

Employment Agreements. As of the year ended December 31, 2017, none of our named executive officers was party to an employment or severance agreement with us, and each named executive officer’s employment was on an “at-will” basis, permitting either us or the executive to terminate his or her employment for any reason or for no reason.

Separation Agreement with Mr. Braithwaite. On January 4, 2018, the Company terminated Michael Braithwaite as the Company’s Senior Vice President - Network Streaming Business and an employee of the Company. In connection with Mr. Braithwaite’s separation from the Company, on January 9, 2018 Mr. Braithwaite entered into a Confidential Separation Agreement and General Release with the Company (the “Separation Agreement”). Under the terms of the Separation Agreement, Mr. Braithwaite was paid all unpaid base salary and accrued but unused vacation time through the Separation Date. The Company also paid Mr. Braithwaite cash severance of $52,355.85 as additional consideration for a customary general release of claims.

Accelerated Stock Option Vesting Upon a Change in Control. For certain option grants to executive officers and directors, in the event of a change in control, all of such optionee’s unvested stock options will vest and become exercisable immediately prior to the event or the closing of the transaction causing the change in control.

Under the option grants, a “Change in Control” means a change in ownership or control of the Company effected through either of the following transactions:

(i) the acquisition, directly or indirectly, by any person or related group of persons (other than the Company or a person that directly or indirectly controls, is controlled by, or is under common control with, the Company), of beneficial ownership (within the meaning of Rule 13d-3 of the Exchange Act) of securities possessing more than fifty percent (50%) of the total combined voting power of the Company’s outstanding securities pursuant to a tender or exchange offer made directly to the Company’s shareholders, or

(ii) a change in the composition of the Board over a period of thirty-six (36) consecutive months or less, such that a majority of the Board members ceases, by reason of one or more contested elections for Board membership, to be comprised of individuals who either (A) have been Board members continuously since the beginning of such period or (B) have been elected or nominated for election as Board members during such period by at least a majority of the Board members described in clause (A) who were still in office at the time the Board approved such election or nomination.

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

At our current stock price of about $10.00, all our named executive officers would benefit from any potential accelerated vesting of unvested stock options.

Compensation Risk Assessment

In setting compensation, the Compensation Committee considers the risks to the Company’s shareholders and to achievement of its goals that may be inherent in its compensation programs. The Compensation Committee conducted a risk assessment of the Company’s compensation programs, including its executive compensation programs. The Compensation Committee reviewed and discussed its assessment with management and outside legal counsel and concluded that the Company’s compensation programs are within industry standards and are designed with the appropriate balance of risk and reward to align employees’ interests with those of the Company and do not incent employees to take unnecessary or excessive risks. Although a portion of our executives’ and employees’ compensation is performance-based and “at risk,” we believe our compensation plans are appropriately structured and are not reasonably likely to result in a material adverse effect on the Company.

Executive Compensation and Option Committee Report

The Compensation Committee has reviewed the Compensation Discussion and Analysis and discussed that Analysis with management. Based on its review and discussions with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as amended and filed in a Form 10-K/A and the Company’s proxy statement relating to the Annual Meeting of stockholders to be held in 2018. This report is provided by the following independent directors, who comprise all of the members of the Compensation Committee:

COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

Brad R. Baldwin (Chairman)

Larry R. Hendricks

Eric L. Robinson

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of Brad R. Baldwin (Chairman), Larry R. Hendricks and Eric L. Robinson.

No member of the Compensation Committee was at any time in 2017 or at any other time an officer or employee of the Company, and no member had any relationship with the Company requiring disclosure as a related-person transaction in the section “Certain Relationships and Related Transactions.” No executive officer of the Company has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of our Board of Directors or Compensation Committee at any time in 2017.

DIRECTOR COMPENSATION

The following table summarizes the compensation paid by us to non-employee directors for the year ended December 31, 2017. Ms. Hakimoglu did not receive additional compensation for her service as a director.

Name	Fees Earned or Paid in Cash(1)	Option Awards(2)	Other Compensation	Total	Share Options Outstanding at Year End
Brad R. Baldwin	$37,200	$33,175	$—	$70,375	55,000
Larry R. Hendricks	33,600	33,175	—	66,775	80,000
Eric L. Robinson	37,200	33,175	—	70,375	28,333

(1)

The base annual director’s fee for the reporting year was $30,000. In addition, independent directors were paid $100 per month for each board committee served on, and an additional $300 per month if the director was the chair of the Audit and Compliance Committee or Compensation Committee. The fee is not dependent on the number of meetings attended by any directors.

(2)

The amounts in the “Option Awards” column reflect the aggregate grant date fair value of awards of stock options granted pursuant to our long-term incentive plans during the periods reported above, computed in accordance with FASB ASC Topic 718, Compensation - Stock Compensation. The assumptions made in the valuation of our option awards are disclosed in Note 9 - Share Based Payments in our Notes to Consolidated Financial Statements contained in our Form 10-K for the year ended December 31, 2017.

Independent directors receive an annual grant of stock options of 10,000 shares of common stock, of which one-third vests on the first anniversary of the date of grant, and the remaining vest in equal monthly increments over the subsequent 24-month period. All directors are reimbursed by us for their out-of-pocket travel and related expenses incurred in attending all Board of Directors and committee meetings.

CEO PAY RATIO DISCLOSURE

Section 953(b) of the Dodd‑Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and Item 402(u) of Regulation S-K promulgated by the SEC thereunder requires the Company to disclose the median of the annual total compensation of all employees, excluding the chief executive officer, and the ratio of the median of the annual total compensation of all employees to the annual total compensation of the chief executive officer. We identified the median employee using our employee population on December 31, 2017 and based on each employee’s total compensation, using the same elements of compensation reportable in the Summary Compensation Table for Named Executive Officers as the “consistently applied compensation measure” under Item 402(u) of Regulation S-K. We did not perform adjustments to the compensation paid to part-time employees to calculate what they would have been paid on a full-time basis. We did not make any assumptions, adjustments, or estimates other than annualizing the compensation for any permanent (full-time or part-time) employees that were not employed by us for all of 2017. We then calculated the 2017 total compensation for the median employee using the same methodology used to identify such employee. Employee pay rates in foreign currencies were converted to U.S. Dollars using exchange rates available on December 31, 2017.

The total compensation of our median employees in 2017, other than Ms. Hakimoglu, as calculated using Summary Compesnation Table requirements, was $79,593. As noted above, Ms. Hakimoglu’s total annual compensation in 2017 was $524,895 as reported in the Summary Compensation Table and the ratio of the chief executive officer's total compensation for 2017 to the total compensation for the median employee was 7:1.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding ownership of our common stock as of April 27, 2018, except as otherwise stated, by (i) each director and nominee for director, (ii) the named executive officers, (iii) all of our named executive officers and directors as a group, and (iv) each person known to us to be the beneficial owner of more than 5% of our outstanding common stock.

	Shares Beneficially Owned
	Currently Owned (2)	Currently Owned Percent (2)	Shares that could be acquired within 60 days (2)	Total (2)	Percent (2)
Name of Beneficial Owner(1)	(A)	(B)	(C)	(D)	(E)
Directors and Executive Officers:
Zeynep Hakimoglu	246,607	2.97%	194,212	440,819	5.03%
Brad R. Baldwin (3)	113,853	1.37%	44,444	158,297	1.81%
Larry R. Hendricks	16,313	0.20%	69,444	85,757	0.98%
Eric L. Robinson	65	0.00%	17,314	17,379	0.20%
Narsi Narayanan	4,963	0.06%	121,665	126,628	1.44%
Total (Directors and Officers)	381,801	4.60%	447,079	828,880	9.46%
5% Shareholders:
Edward D. Bagley (4)	2,623,997	31.61%	17,314	2,641,311	30.13%
E. Bryan Bagley (5)	642,859	7.74%	—	642,859	7.33%

(1)

Except as otherwise indicated, each person named in the table has sole voting and investment power, subject to the Utah Control Shares Acquisition Statute, with respect to all common stock beneficially owned, subject to applicable community property law. Except as otherwise indicated, each person may be reached at our corporate offices c/o ClearOne, Inc., 5225 Wiley Post Way, Suite 500, Salt Lake City, Utah 84116.

(2)

The percentages shown in Column (B) are calculated based on 8,301,473 shares of common stock outstanding on April 27, 2017. The numbers shown in Column (D) and percentages shown in Column (E) include the shares of common stock actually owned as of April 27, 2017 and the shares of common stock that the identified person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares of common stock that each identified person or group had the right to acquire within 60 days of April 27, 2017 upon the exercise of options shown in Column (C) are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by the persons or groups listed above.

(3)

Includes (i) 75,329 shares held in the Baldwin Family Trust; (ii) 26,947 owned jointly with his spouse; and (iii) 11,577 shares owned directly, of which 11,000 are held in an IRA under the name of Mr. Baldwin.

(4)

Mr. Bagley may be deemed to own an additional 800,000 shares of common stock that are deemed to be owned by his wife, Carolyn Bagley, as a result of her acting as one of four co-trustees of a trust. Mr. Bagley may be deemed to own an additional 126,166 shares of common stock that Carolyn Bagley owns individually. Mr. Bagley, however, disclaims beneficial ownership of these shares that may be indirectly beneficially owned by Mr. Bagley and they are excluded from the amounts reported in the table above. Mr. Edward D. Bagley has sole voting and dispositive power over 2,641,311 shares (including the shares that may be acquired pursuant to the exercise of stock options) and shared voting and dispositive power over the 126,166 shares held by Mr. Edward D. Bagley’s spouse. This information is based upon Schedules 13D/A and Forms 4, as filed by Mr. Edward D. Bagley with the SEC in 2017. E. Bryan Bagley, who resigned as Director effective November 6, 2012 is the son of Edward D. Bagley, and each of them has previously disclaimed beneficial ownership of common stock beneficially owned by the other. The amounts indicated for Mr. Edward D. Bagley do not include any shares held by E. Bryan Bagley. All shares indicated as beneficially owned by Edward D. Bagley are subject to application of the Utah Control Shares Acquisition Act.

(5)	This information is based upon the Form 4 filed with the SEC as of November 13, 2017.

 Equity Compensation Plans

Please refer to the section titled "Securities Authorized for Issuance under Equity Compensation Plans" contained in Item 5 in the Original Form 10-K for details regarding our compensation plans under which our equity securities are authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We recognize that transactions between us and any of our directors, executives or other related persons can present potential or actual conflicts of interest and create the appearance that our decisions are based on considerations other than the best interests of our company and shareholders. Therefore, as a general matter and in accordance with our Code of Ethics, it is our preference to avoid such transactions. Nevertheless, we recognize that there are situations where such transactions may be in, or may not be inconsistent with, the best interests of our company. Under the terms of its charter, our Audit and Compliance Committee reviews and, if appropriate, approves or ratifies any such transactions. Pursuant to the charter, the Committee will review any transaction in which we are or will be a participant and the amount involved exceeds $120,000, and in which any of our directors or executives had, has or will have a direct or indirect material interest. After its review, the Committee will only approve or ratify those transactions that are in, or are not inconsistent with, the best interests of our company and our shareholders, as the Committee determines in good faith. The Company’s Board of Directors adopted Related Party Transactions Policy on January 18, 2017. This policy is available in our website at http://investors.clearone.com/governance.cfm.

Related Party Transactions: Consulting Agreement with Edward D. Bagley

On June 3, 2015, ClearOne, Inc. (“ClearOne”) entered into a Consulting Agreement with Edward D. Bagley, former Chairman of the Board and greater than 10% shareholder (“Consulting Agreement”) which shall become effective as of July 29, 2015 for a term of three years. Pursuant to the terms of the Consulting Agreement Mr. Bagley will be paid a fee of $5,000 per month and is eligible to participate in our equity incentive programs and will be granted stock options commensurate with grants of stock options made to our directors. During 2016, he was paid $60,000 as consulting fees and was awarded 10,000 options at an exercise price of $11.26. He also received ClearOne stock awarded under a dividend equivalents plan offered to all ClearOne stock optionees including directors and officers. Under this plan, dividend equivalents were calculated at $0.10, $0.035, $0.035, $0.035 and $0.05, for each stock option outstanding in the quarters of 2014-Q4, 2015-Q1, 2015-Q2,2015-Q3, and 2015-Q4, respectively and equivalent value of ClearOne stock awarded. The value of ClearOne stock received by Mr. Bagley in 2016 was $779. During 2017, he was paid $60,000 as consulting fees and was awarded 10,000 option at an exercise price of $9.90.

Director Independence

Our Board of Directors has determined, after considering all the relevant facts and circumstances, that Messrs. Baldwin, Hendricks, and Robinson are independent directors, in accordance with the definition of “independence” under the listing standards of NASDAQ, because they have no relationship with us that would interfere with their exercise of independent judgment.

Our Board of Directors has an Audit and Compliance Committee, a Compensation Committee, and a Nominating Committee, each consisting entirely of independent directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During 2017 and 2016, we retained our principal accountants, Tanner LLC to provide services in the following categories and amounts:

	2017	2016
Audit Fees(1)	$327,432	$299,000
Audit-related Fees	—	—
Tax fees(2)	45,100	43,000
All other fees	—	—
Total	$372,532	$342,000

(1)	Represents fees billed for professional services rendered for the audit and reviews of our financial statements filed with the SEC on Forms 10-K and 10-Q.

(2)	Represents fees billed for tax filing, preparation, and tax advisory services.

Pre-Approval Policies and Procedures

The Audit and Compliance Committee ensures that we engage our independent registered public accounting firm to provide only audit and non-audit services that are compatible with maintaining the independence of our public accountants. The Audit and Compliance Committee approves or pre-approves all services provided by our public accountants. Permitted services include audit and audit-related services, tax services and other non-audit related services. Certain services are identified as restricted. Restricted services are those services that may not be provided by our external public accountants, whether identified in statute or determined to be incompatible with the role of an independent auditor. All fees identified in the preceding table were approved by the Audit and Compliance Committee. During 2017, the Audit and Compliance Committee reviewed all non-audit services provided by our independent registered public accounting firm and concluded that the provision of such non-audit services was compatible with maintaining the independence of the external public accountants.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits: The following exhibits are filed as part of this Amendment No. 1 to Annual Report on Form 10-K/A.

Exhibit Number	Exhibit Description
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARONE, INC.

Registrant

/s/ Zeynep Hakimoglu
Zeynep Hakimoglu
President, Chief Executive Officer and Chairman of the Board
April 30, 2018