Form 10-Q
period 2018-03-31
CLEARONE INC
filed 2018-06-20
CIK 840715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period _______ to _______

Commission file number:001-33660

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

The number of shares of ClearOne common stock outstanding as of June 15, 2018 was 8,301,273.

CLEARONE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2018

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$5,577	$5,571
Marketable securities	3,132	2,689
Receivables, net of allowance for doubtful accounts of $491 and $472, respectively	6,247	7,794
Inventories, net	14,622	14,415
Distributor channel inventories	—	1,555
Prepaid expenses and other assets	1,963	1,862
Total current assets	31,541	33,886
Long-term marketable securities	7,416	10,349
Long-term inventories, net	8,565	8,708
Property and equipment, net	1,481	1,549
Intangibles, net	7,640	6,543
Deferred income taxes	7,227	6,531
Other assets	316	311
Total assets	$64,186	$67,877
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,295	$4,122
Accrued liabilities	1,975	1,843
Deferred product revenue	282	4,635
Total current liabilities	6,552	10,600
Deferred rent	81	103
Other long-term liabilities	679	607
Total liabilities	7,312	11,310

Shareholders' equity:
Common stock, par value $0.001, 50,000,000 shares authorized, 8,301,273 and 8,319,022 shares issued and outstanding	8	8
Additional paid-in capital	47,612	47,464
Accumulated other comprehensive loss	(113)	(65)
Retained earnings	9,367	9,160
Total shareholders' equity	56,874	56,567
Total liabilities and shareholders' equity	$64,186	$67,877

See accompanying notes

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share amounts)

	Three months ended March 31,
	2018	2017
Revenue	$7,289	$11,678
Cost of goods sold	3,190	5,000
Gross profit	4,099	6,678

Operating expenses:
Sales and marketing	2,868	2,741
Research and product development	2,056	2,357
General and administrative	1,617	2,106
Total operating expenses	6,541	7,204

Operating loss	(2,442)	(526)

Other income, net	24	102

Loss before income taxes	(2,418)	(424)

Provision for (benefit from) income taxes	(572)	44

Net loss	$(1,846)	$(468)

Basic weighted average shares outstanding	8,307,125	8,768,112
Diluted weighted average shares outstanding	8,307,125	8,768,112

Basic loss per share	$(0.22)	$(0.05)
Diluted loss per share	$(0.22)	$(0.05)

Comprehensive loss:
Net loss	(1,846)	(468)
Unrealized gain (loss) on available-for-sale securities, net of tax	(70)	38
Change in foreign currency translation adjustment	22	12
Comprehensive loss	(1,894)	(418)

See accompanying notes

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share amounts)

	Three months ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,846)	$(468)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	380	402
Amortization of deferred rent	—	(17)
Stock-based compensation expense	137	171
Provision for (recoveries of) doubtful accounts, net	18	(2)
Change of inventory to net realizable value	255	(34)
Tax benefit from exercise of stock options	—	(2)
Deferred income taxes	(696)	25
Changes in operating assets and liabilities:
Receivables	1,545	169
Inventories	(319)	(2,766)
Prepaid expenses and other assets	(108)	(136)
Accounts payable	172	1,361
Accrued liabilities	110	145
Income taxes payable	3	(215)
Deferred product revenue	(22)	4
Other long-term liabilities	72	—
Net cash used in operating activities	(299)	(1,363)

Cash flows from investing activities:
Purchase of property and equipment	(62)	(181)
Purchase of intangibles	(62)	(56)
Capitalized patent defense costs	(1,283)	—
Proceeds from maturities and sales of marketable securities	3,304	1,906
Purchases of marketable securities	(884)	(2,437)
Net cash provided by (used in) investing activities	1,013	(768)

Cash flows from financing activities:
Net proceeds from equity-based compensation programs	11	28
Dividend payments	(583)	(439)
Repurchase and cancellation of stock	(147)	(928)
Net cash used in financing activities	(719)	(1,339)

Effect of exchange rate changes on cash and cash equivalents	11	9

Net increase (decrease) in cash and cash equivalents	6	(3,461)
Cash and cash equivalents at the beginning of the period	5,571	12,100
Cash and cash equivalents at the end of the period	$5,577	$8,639

See accompanying notes

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share amounts)

The following is a summary of supplemental cash flow activities:

	Three months ended March 31,
	2018	2017
Cash paid for income taxes	$62	$1

See accompanying notes

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

1. Business Description, Basis of Presentation and Significant Accounting Policies

Business Description:

ClearOne, Inc., together with its subsidiaries (collectively, “ClearOne” or the “Company”), is a global market leader enabling conferencing, collaboration, and network streaming solutions. The performance and simplicity of our advanced, comprehensive solutions offer unprecedented levels of functionality, reliability and scalability.

Basis of Presentation:

The fiscal year for ClearOne is the 12 months ending on December 31. The consolidated financial statements include the accounts of ClearOne and its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

These accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are not audited. Certain information and footnote disclosures that are usually included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been either condensed or omitted in accordance with SEC rules and regulations. The accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of March 31, 2018 and December 31, 2017, the results of operations for the three months ended March 31, 2018 and 2017, and the cash flows for the three months ended March 31, 2018 and 2017. The results of operations for the three months ended March 31, 2018 and 2017 are not necessarily indicative of the results for a full-year period. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC.

Significant Accounting Policies:

The significant accounting policies were described in Note 1 to the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2017. There have been no changes to these policies during the three months ended March 31, 2018 that are of significance or potential significance to the Company except for the change in revenue recognition policy described below.

Adoption of New Revenue Standard: On January 1, 2018, as required, the Company adopted ASU No. 2014-09 - Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), ASU No. 2015-14 - Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”), ASU No. 2016-08 - Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”), ASU No. 2016-10 - Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”), ASU No. 2016-12 - Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”) and ASU No. 2016-20 - Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” (“ASU 2016-20”) (collectively “the New Revenue Standard”). To conform to the New Revenue Standard, the Company modified its revenue recognition policy as described further below.

Change in Accounting Policy: On January 1, 2018, the Company adopted the New Revenue Standard using the modified retrospective method, applying the guidance to all open contracts and recognized an adjustment to increase retained earnings by $2,783, reduce deferred product revenue by $4,338 and reduce distributor channel inventories by $1,555 as of that date. The comparative financial information has not been restated and continues to be presented under the accounting standards in effect for the respective periods. The Company applied the practical expedient and has not disclosed the revenue allocated to future shipments of partially completed contracts.

Prior to our change in accounting policy, revenue from product sales to distributors was not recognized until the return privilege had expired or until it can be determined with reasonable certainty that the return privilege had expired, which approximated when the product was sold-through to customers of our distributors (dealers, system integrators, value-added resellers, and end-users), rather than when the product was initially shipped to a distributor. At each quarter-end, we evaluated the inventory in the distribution channel through information provided by our distributors. The level of inventory in the channel fluctuated up or down each quarter based upon our distributors’ individual operations. Accordingly, each quarter-end deferral of revenue and associated cost of goods sold were calculated and recorded based upon the actual channel inventory reported at quarter-end. Further, with respect to distributors and other channel partners not reporting the channel inventory, the revenue and associated cost of goods sold were deferred until we received payment for the product sales made to such distributors or channel partners.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

After the change in the accounting policy, substantially all of the Company’s revenue is recognized following the transfer of control of the products to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts. During the quarter ended March 31, 2018, revenue decreased by $852 due to the impact of the adoption of the New Revenue Standard.

Revenue Recognition Policy: The Company generates revenue from sales of its audio and video conferencing equipment to distributors, system integrators and value-added resellers. The Company also generates revenue, to a much lesser extent, from sale of software and licenses to distributors, system integrators, value-added resellers and end-users. The Company recognizes revenue when it satisfies a performance obligation in an amount reflecting the consideration to which it expects to be entitled. For sales agreements, the Company has identified the promise to transfer products, each of which are distinct, to be the performance obligation. The Company applies a five-step approach in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations in the contract and (5) recognizing revenue when the performance obligation is satisfied. Substantially all of the Company’s revenue is recognized at the time control of the products transfers to the customer.

Sales agreements with customers are renewable periodically and contain terms and conditions with respect to payment, delivery, warranty and supply, but typically do not require mandatory purchase commitments. In the absence of a sales agreement, the Company’s standard terms and conditions at the time of acceptance of purchase orders apply. The Company considers the customer purchase orders, governed by sales agreements or the Company’s standard terms and conditions, to be the contract with the customer. The Company evaluates certain factors including the customer’s ability to pay (or credit risk).

In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which the Company expects to be entitled. Sales to distributors, are typically made pursuant to agreements that provide return rights with respect to discontinued or slow-moving products, referred to as stock rotation. Sales to distributors can also be subject to price adjustment on certain products, primarily for distributors with drop-shipping rights. Although payment terms vary, most distributor agreements require payment within 45 days of invoicing.

The Company recognizes revenue when it satisfies a performance obligation. The Company recognizes revenue from sales agreements upon transferring control of a product to the customer. This typically occurs when products are shipped or delivered, depending on the delivery terms, or when products that are consigned at customer locations are sold to dealers or end users. Revenue recognized during the quarter ended March 31, 2018 for equipment sales was $7,109 and for software and licenses was $180. Sales returns and allowances are estimated based on historical experience. Provisions for discounts and rebates to customers, estimated returns and allowances, ship and credit claims and other adjustments are provided for in the same period the related revenues are recognized, and are netted against revenues. For returns, the Company recognizes a related asset for the right to recover returned products with a corresponding reduction to cost of goods sold. The Company reviews warranty and related claims activity and records provisions, as necessary.

Frequently, the Company receives orders with multiple delivery dates that may extend across reporting periods. Since each delivery constitutes a performance obligation, the Company allocates the transaction price of the contract to each performance obligation based on the stand-alone selling price of the products. The Company invoices the customer for each delivery upon shipment and recognizes revenues in accordance with delivery terms. Although payment terms vary, distributors typically pay within 45 days of invoicing and dealers pay within 30 days of invoicing. As scheduled delivery dates are within one year, revenue allocated to future shipments of partially completed contracts are not disclosed.

The Company has elected to record freight and handling costs associated with outbound freight after control over a product has transferred to a customer as a fulfillment cost and include it in cost of revenues. Taxes assessed by government authorities on revenue-producing transactions, including value-added and excise taxes, are presented on a net basis (excluded from revenues) in the Consolidated Statements of Operations and Comprehensive Income.

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

In August 2016, the FASB released ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 became effective for the Company on January 1, 2018. ASU 2016-15 had no material impact on our consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. The new guidance provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. The accounting standard update became effective for the Company on January 1, 2018. ASU 2017-09 did not have any material impact on our consolidated financial statements.

2. Revenue Information

The following table disaggregates the Company’s revenue into primary product groups:

Three months ended March 31, 2018
Professional audio products	$4,933
Unified Communications end points	1,036
Video products	1,320
$7,289

The following table disaggregates the Company’s revenue into major regions:

Three months ended March 31, 2018
North and South America	$4,346
Asia (including Middle East) and Australia	2,038
Europe and Africa	906
$7,289

3. Earnings (Loss) Per Share

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three months ended March 31,
	2018	2017
Numerator:
Net loss	$(1,846)	$(468)
Denominator:
Basic weighted average shares outstanding	8,307,125	8,768,112
Dilutive common stock equivalents using treasury stock method	—	—
Diluted weighted average shares outstanding	8,307,125	8,768,112

Basic loss per common share	$(0.22)	$(0.05)
Diluted loss per common share	$(0.22)	$(0.05)

Weighted average options outstanding	748,078	847,731
Anti-dilutive options not included in the computations	748,078	847,731

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

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of securities at March 31, 2018 and December 31, 2017 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
March 31, 2018
Available-for-sale securities:
Corporate bonds and notes	$6,040	$5	$(73)	$5,972
Municipal bonds	4,613	0	(37)	4,576
Total available-for-sale securities	$10,653	$5	$(110)	$10,548

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
December 31, 2017
Available-for-sale securities:
Corporate bonds and notes	$8,458	$19	$(49)	$8,428
Municipal bonds	4,637	1	(28)	4,610
Total available-for-sale securities	$13,095	$20	$(77)	$13,038

 Maturities of marketable securities classified as available-for-sale securities were as follows at March 31, 2018:

	Amortized cost	Estimated fair value
March 31, 2018
Due within one year	$3,145	$3,132
Due after one year through five years	7,508	7,416
Total available-for-sale securities	$10,653	$10,548

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

Debt securities in an unrealized loss position as of March 31, 2018 were not deemed impaired at acquisition and subsequent declines in fair value are not deemed attributed to declines in credit quality. Management believes that it is more likely than not that the securities will receive a full recovery of par value, although there can be no assurance that such recovery will occur. The available-for-sale marketable securities with continuous gross unrealized loss position for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 months		More than 12 months		Total
(In thousands)	Estimated fair value	Gross unrealized holding losses	Estimated fair value	Gross unrealized holding losses	Estimated fair value	Gross unrealized holding losses
As of March 31, 2018
Corporate bonds and notes	$3,106	$(30)	$2,282	$(43)	$5,388	$(73)
Municipal bonds	3,197	(28)	670	(9)	3,867	(37)
Total	$6,303	$(58)	$2,952	$(52)	$9,255	$(110)

5. Intangible Assets

Intangible assets as of March 31, 2018 and December 31, 2017 consisted of the following:

	Estimated useful lives (years)			March 31, 2018	December 31, 2017
Tradename	5	to	7	$555	$555
Patents and technological know-how		10		9,923	8,578
Proprietary software	3	to	15	2,981	2,981
Other	3	to	5	323	323
Total intangible assets				13,782	12,437
Accumulated amortization				(6,142)	(5,894)
Total intangible assets, net				$7,640	$6,543

The amortization of intangible assets for the three months ended March 31, 2018 and 2017 was as follows:

	Three months ended March 31,
	2018	2017
Amortization of intangible assets	$248	$238

The estimated future amortization expense of intangible assets is as follows:

Years ending December 31,	Amount
2018 (Remainder)	$750
2019	925
2020	746
2021	746
2022	746
Thereafter	3,727
Total	7,640

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

6. Inventories

Inventories, net of reserves, as of March 31, 2018 and December 31, 2017 consisted of the following:

	As of
	March 31, 2018	December 31, 2017
Current:
Raw materials	$2,204	$197
Finished goods	12,418	14,218
	$14,622	$14,415

Long-term:
Raw materials	$2,453	$2,682
Finished goods	6,112	6,026
	$8,565	$8,708

Long-term inventory represents inventory held in excess of our current (next 12 months) requirements based on our recent sales and forecasted level of sales. We expect to sell the above inventory, net of reserves, at or above the stated cost and believe that no loss will be incurred on its sale, although there can be no assurance of the timing or amount of any sales.

Current finished goods did not include distributor channel inventories in the amounts of approximately $1,555 as of December 31, 2017. Distributor channel inventories represented inventories at distributors and other customers where revenue recognition criteria had not yet been achieved.

Net loss incurred on valuation of inventory at lower of cost or market value and write-off of obsolete inventory during the three months ended March 31, 2018 was $255. During the three months ended March 31, 2017 benefit from the reduction of reserves for valuation of inventory at lower of cost or market value was $34.

7. Share-based Compensation

Employee Stock Option Plans

The Company’s share-based incentive plans offering stock options are offered under the Company’s 2007 Equity Incentive Plan (the “2007 Plan”), which was restated and approved by the shareholders on December 12, 2015. Provisions of the restated 2007 Plan include the granting of up to 2,000,000 incentive and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units. Options may be granted to employees, officers, non-employee directors and other service providers and may be granted upon such terms as the Compensation Committee of the Board of Directors determines in their sole discretion. As of March 31, 2018, there were 744,936 options outstanding under the 2007 Plan. As of March 31, 2018, the 2007 Plan had 749,158 authorized unissued options.

A summary of the stock option activity under the Company’s plans for the nine months ended March 31, 2018 is as follows:

	Number of shares	Weighted average exercise price

Options outstanding at beginning of year	764,430	$8.78
Granted	—	—
Less:
Exercised	—	—
Forfeited prior to vesting	(18,012)	10.84
Canceled or expired	(1,482)	11.00
Options outstanding at March 31, 2018	744,936	8.72
Options exercisable at end of March 31, 2018	550,509	$8.02

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

As of March 31, 2018, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, was approximately $632, which will be recognized over a weighted average period of 1.63 years.

Share-based compensation expense has been recorded as follows:

	Three months ended March 31,
	2018	2017
Cost of goods sold	$5	$8
Sales and marketing	10	14
Research and product development	30	38
General and administrative	92	111
	$137	$171

8. Shareholders’ Equity

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

During the three months ended March 31, 2018, we acquired the following shares of common stock under the stock repurchase program authorized by the Board of Directors in March 2016 and renewed and extended in March 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
Jan 2018	8,652	$8.57	8,652
February 2018	7,019	8.26	7,019
March 2018	1,878	8.02	1,878
Total	17,549	8.39	17,549

Upon expiry of this repurchase program in March 2018, the program was not renewed again.

Cash Dividends

On February 21, 2018, the Company declared a cash dividend of $0.07 per share of ClearOne common stock. The dividend was paid on March 21, 2018 to shareholders of record as of March 7, 2018. On June 13, 2018, the Company announced the suspension of its dividend program.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

9. Fair Value Measurements

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

Level 3 - Unobservable inputs.

The substantial majority of the Company’s financial instruments are valued using observable inputs. The following table sets forth the fair value of the financial instruments re-measured by the Company as of March 31, 2018 and December 31, 2017:

	Level 1	Level 2	Level 3	Total
March 31, 2018
Corporate bonds and notes	$-	$5,972	$-	$5,972
Municipal bonds	-	4,576	-	4,576
Total	$-	$10,548	$-	$10,548

	Level 1	Level 2	Level 3	Total
December 31, 2017
Corporate bonds and notes	$-	$8,428	$-	$8,428
Municipal bonds	-	4,610	-	4,610
Total	$-	$13,038	$-	$13,038

10. Income Taxes

The Company’s forecasted effective tax benefit rate at March 31, 2018 is 27.0%, a 16.2% increase from the 10.8% effective tax rate recorded at December 31, 2017. The 16.2% increase is primarily due to the enactment in 2017 of the Tax Cuts and Jobs act, which resulted in a lower corporate tax rate and a revaluation of the Company's net deferred tax assets. The forecasted effective tax benefit rate of 27.0% excludes jurisdictions for which no benefit from forecasted current year losses is anticipated. Including losses from such jurisdictions results in a forecasted effective tax benefit rate of 26.0%. Our forecasted effective tax rate could fluctuate significantly on a quarterly basis and could change, to the extent that earnings in countries with tax rates that differ from that of the U.S. differ from amounts anticipated at March 31, 2018.

After a discrete tax expense of $62, the effective tax benefit rate for the quarter ended March 31, 2018 is 23.7%. The discrete tax expense of $62 is primarily attributable to changes in income tax reserves related to an income tax audit in Hong Kong.

11. Subsequent Events

On June 13, 2018, the Company announced suspension of its quarterly cash dividend program.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this report, other than statements of historical fact, are forward-looking statements for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any forward-looking statement. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are based upon reasonable assumptions at the time made, there can be no assurance that any such expectations or any forward-looking statement will prove to be correct. Our actual results will vary, and may vary materially, from those projected or assumed in the forward-looking statements. Future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not anticipate, including, without limitation, product recalls and product liability claims; infringement of our technology or assertion that our technology infringes the rights of other parties; termination of supplier relationships, or failure of suppliers to perform; inability to successfully manage growth; delays in obtaining regulatory approvals or the failure to maintain such approvals; concentration of our revenue among a few customers, products or procedures; development of new products and technology that could render our products obsolete; market acceptance of new products; introduction of products in a timely fashion; price and product competition, availability of labor and materials, cost increases, and fluctuations in and obsolescence of inventory; volatility of the market price of our common stock; foreign currency fluctuations; changes in key personnel; work stoppage or transportation risks; integration of business acquisitions; and other factors referred to in our reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2017. All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Additional factors that may have a direct bearing on our operating results are discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

BUSINESS OVERVIEW

ClearOne is a global market leader enabling conferencing, collaboration, and network streaming solutions. The performance and simplicity of our advanced, comprehensive solutions offer unprecedented levels of functionality, reliability and scalability.

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

During the three months ended March 31, 2018, we were awarded four more patents related to video synchronization, speech technology, integrated microphone array and ceiling or wall tile and echo cancellation with beamforming microphone array.

During the three months ended March 31, 2018, we continued our serious litigation efforts to stop infringement of two of our strategic patents. We introduced a new ceiling microphone array product line and made improvements to our VIEW Pro and Converge Pro 2 product lines. We have also been focusing on company wide cost cutting programs and to speed up product development that we believe will enable us to surpass our competitors.

Overall revenue declined in the three months ended March 31, 2018 when compared to the three months ended March 31, 2017, with declines seen in all product categories. Our gross profit margin decreased to 56% during the three months ended March 31, 2018 from 57% for the three months ended March 31, 2017. Gross profit margin decrease was primarily due to increase in inventory obsolescence costs and decline in licensing revenues.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Economic conditions, challenges and risks

The audio-visual products market is characterized by intense competition and rapidly evolving technology. Our competitors vary within each product category. The adoption of Beamforming Microphone Array 2, along with our Converge Pro 2, our new platform for professional audio conferencing, remains challenged in large part because of our competitors’ product offering that directly infringes our strategic patents. The patent infringement has also affected revenue from ClearOne’s other products like wireless microphones and ceiling microphones.

Our revenues in the near term may also be adversely affected by the resignation of a large US distributor in June 2018.

Our strength in professional audio visual space is largely due to our industry leading conferencing technologies and the full suite of professional microphone products, especially Beamforming Microphone Arrays. Despite our strong leadership position in the professional audio communications products market, we face challenges to revenue growth due to the limited size of the market and pricing pressures from new competitors attracted to the commercial market.

Revenue from our video products in the overall revenue mix has been improving on the back of a strong growth for our video products in 2016 that had continued in 2017. We face intense competition in this market from well-established market leaders as well as emerging players rich with marketing funds. We expect our strategy of combining Spontania, our cloud-based video conferencing product, Collaborate, our appliance based media collaboration product and our high-end audio conferencing technology to provide growth in revenue in the near future. We believe we are also well positioned to capitalize on the continuing migration away from the traditional hardware based video conferencing systems to software based video conferencing applications.

We derive a large portion of our revenue (about 49%) from international operations and expect this trend to continue in the future. Most of our revenue from outside the U.S. is billed in US Dollars and is not exposed to any significant currency risk.

A detailed discussion of our results of operations follows below.

Results of Operations for the three months ended March 31, 2018

The following table sets forth certain items from our unaudited condensed consolidated statements of operations (dollars in thousands) for the three months ended March 31, 2018 (“2018-Q1”) and 2017 (“2017-Q1”), respectively, together with the percentage of total revenue which each such item represents:

	Three months ended March 31,
	2018	2017	Percentage Change 2018 vs 2017
Revenue	$7,289	$11,678	-38%
Cost of goods sold	3,190	5,000	-36%
Gross profit	4,099	6,678	-39%
Sales and marketing	2,868	2,741	5%
Research and product development	2,056	2,357	-13%
General and administrative	1,617	2,106	-23%
Operating loss	(2,442)	(526)	-364%
Other income, net	24	102	76%
Loss before income taxes	(2,418)	(424)	-470%
Provision for (benefit from) income taxes	(572)	44	1400%
Net loss	$(1,846)	$(468)	-294%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue

Our revenue decreased by $4.4 million, or 38%, to $7.3 million in 2018-Q1 compared to $11.7 million in 2017-Q1. All product categories witnessed revenue declines with revenue declines of 43%, 23% and 20% for professional audio conferencing, unified communication end points and video products, respectively. The decline in revenue from professional audio conferencing products was mostly due to slower adoption of our Converge Pro 2 platform, largely caused by our competitors’ product offering that we believe directly infringes our strategic patents and due to a decline in licensing revenue. The share of professional audio communications products (which includes microphone products but not premium products) in our product mix declined from 74% in 2017-Q1 to 68% in 2018-Q1. Share of video products in the revenue increased from 14% in 2017-Q1 to 18% in 2018-Q1 and share of UC end points in the revenue increased from 12% in 2017-Q1 to 14% in 2018-Q1. During 2018-Q1, revenue declined across all regions except Canada and Australia. The revenue declines for Asia Pacific including Middle East, Europe and Africa, and Americas were 28%, 16% and 44%, respectively.

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

Our gross profit for 2018-Q1 was approximately $4.1 million or 56% compared to approximately $6.7 million, or 57%, for 2017-Q1. Gross margin for 2018-Q1 declined due to increased inventory obsolescence costs and the decline in licensing revenues.

Our profitability in the near-term continues to depend significantly on our revenues from professional audio conferencing products. We hold long-term inventory and if we are unable to sell our long-term inventory, our profitability might be affected by inventory write-offs and price mark-downs.

Operating Expenses

Operating expenses include sales and marketing (“S&M”) expenses, research and product development (“R&D”) expenses and general and administrative (“G&A”) expenses. Total operating expenses were $6.5 million for 2018-Q1 compared to $7.2 million for 2017-Q1. The following contains a more detailed discussion of expenses related to sales and marketing, research and product development, general and administrative, and other items.

Sales and Marketing - S&M expenses include selling, customer service, and marketing expenses such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses.

S&M expenses for 2018-Q1 increased to $2.9 million from $2.7 million for 2017-Q1. The increase was mainly due to increase in marketing expenses related to tradeshows and increases in inventories used for customer demonstrations.

Research and Product Development - R&D expenses include research and development, product line management, engineering services, and test and application expenses, including employee related costs, outside services, expensed materials, depreciation, and an allocation of overhead expenses.

R&D expenses were approximately $2.1 million for 2018-Q1, as compared to $2.4 million for 2017-Q1. The decrease was primarily due to reductions in project related expenses and employee costs related to salaries and benefits.

General and Administrative - G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs, and corporate administrative costs, including costs related to finance and human resources.

G&A expenses decreased approximately 23% to $1.6 million for 2018-Q1 compared with approximately $2.1 million in 2017-Q1. The reduction was primarily due to the decrease in legal costs and employee costs related to salaries and benefits. Legal expenses in 2018-Q1 reduced mostly because of capitalization of legal costs related to our defense of strategic patents from infringement amounting to $1.3 million. No legal expenses were capitalized in 2017-Q1.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other income (expense), net

Other income (expense), net, includes interest income, interest expense, and foreign currency changes.

Other income reduced in 2018-Q1 due to reduction in interest income caused by decline in the investment holdings and due to higher realized losses on liquidated investments.

Provision for income taxes

During 2018-Q1, we accrued income taxes at the forecasted effective tax benefit rate of 27.0% as compared to the forecasted effective tax rate of 30.9% used during 2017-Q1. The 3.9% decrease in the forecasted effective tax rate was primarily due to a reduction in corporate tax rates as a result of the enactment of the Tax Cuts and Jobs Act, offset by a decrease in forecasted full-year income. In addition, a discrete tax expense of $62 thousand is primarily attributable to changes in income tax reserves related to an income tax audit in Hong Kong.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2018, our cash and cash equivalents were approximately $5.6 million with no material change from December 31, 2017. Our working capital was $24.9 million and $23.3 million as of March 31, 2018 and December 31, 2017, respectively.

Net cash used in operating activities was approximately $0.3 million for the three months ended March 31, 2018, a decrease of cash used of approximately $1.1 million from $1.4 million of cash used in operating activities in the three months ended March 31, 2017. The increase was primarily due to an increase in cash inflows due to change in operating assets and liabilities of $2.9 million partially offset by an increase in net loss by $1.4 million and a decrease in non-cash charges of $0.4 million.

Net cash provided by investing activities was $1.0 million for the three months ended March 31, 2018 compared to net cash flows used by investing activities of $0.8 million during the three months ended March 31, 2018, an increase in cash provided of $1.8 million. The increase was primarily due to a decrease in net purchases of marketable securities of approximately $3.0 million, partially offset by $1.3 million in capitalization of patent defense costs.

Capitalization of patent defense costs. We capitalize external legal costs incurred in the defense of our patents when we believe that a significant, discernible increase in value will result from the defense and a successful outcome of the legal action is probable. When we capitalize patent defense costs we amortize the costs over the remaining estimated useful life of the patent, which is 15 to 17 years. During the three months ended March 31, 2018 we spent $1.3 million of legal costs related to the defense of our patents and capitalized the entire amount.

Net cash used in financing activities was approximately $0.7 million during the three months ended March 31, 2018, which consisted of cash outflows of $0.6 million on repurchase and cancellation of stock and $0.1 million for dividend payments. Net cash used in financing activities was approximately $1.3 million during the three months ended March 31, 2017, which consisted of cash outflows of $0.9 million on repurchase and cancellation of stock and stock options and $0.4 million for dividend payments.

We are currently pursuing all available legal remedies to defend our strategic patents from infringement. We have already spent about $5.1 million from 2016 through March 31, 2018 towards this litigation and may be required to spend more to continue our legal defense. We have been actively engaged in preserving cash by suspending our dividend program, allowing the share repurchase program to expire and implementing company-wide cost reduction measures. In addition, we expect to generate additional cash as our inventory levels are brought down to historical levels. We also believe that the measures taken by us will yield higher revenues in the future. We believe all of these and effective management of working capital will provide the liquidity needed to meet our short-term and long-term operating requirements and finance our growth plans. We also believe that our strong portfolio of intellectual property and our solid brand equity in the market will enable us to raise additional capital if and when needed to meet our short and long-term financing needs. In addition to capital expenditures, we may use cash in the near future for selective infusions of technology, sales and marketing, infrastructure, and other investments to fuel our growth.

At March 31, 2018, we had open purchase orders related to our electronics manufacturing service providers of approximately $3.0 million, primarily related to inventory purchases.

At March 31, 2018, we had inventory totaling $23.2 million, of which non-current inventory accounted for $8.6 million. This compares to total inventories of $24.7 million and non-current inventory of $8.7 million as of December 31, 2017.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our results of operations and financial position are based upon our unaudited consolidated financial statements included under Item 1 of this Form 10-Q, which have been prepared in conformity with accounting principles generally accepted in the United States. We review the accounting policies used in reporting our financial results on a regular basis. We believe certain of our accounting policies are critical to understanding our financial position and results of operations. Except with respect to our revenue recognition practices included in Note 1. “Business Description, Basis of Presentation and Significant Accounting Policies” under Item 1 of this Form 10-Q, there have been no changes to the critical accounting policies as explained in our 2017 Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of recent accounting pronouncements, see Note 3: “Recent Accounting Pronouncements” in the notes to our unaudited consolidated financial statements included under Item 1 of this Form 10-Q.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.     CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2018 was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial and Accounting Officer. Based upon this evaluation, our Chief Executive Officer and Senior Vice President of Finance concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2018 due to the material weakness in internal control over financial reporting as described below.

Management identified a material weakness in the operating effectiveness of internal control over financial reporting relating to the accurate and timely reporting of its financial results and disclosures and its testing and assessment of the design and effectiveness of internal controls over financial reporting in a timely manner.

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

Except as noted above, there has been no change in the Company's internal control over financial reporting as of March 31, 2018, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

There have been no material developments in the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 1A. RISK FACTORS

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in $ millions)
Jan 2018	8,652	$8.57	8,652	$5.6
February 2018	7,019	8.26	7,019	5.5
March 2018	1,878	8.02	1,878	—
Total	17,549	8.39	17,549

Upon expiry of this repurchase program in March 2018, the program was not renewed again.

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

ClearOne, Inc., (Registrant)

	By:	/s/ Zeynep Hakimoglu
June 20, 2018		Zeynep Hakimoglu President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

	By:	/s/ Narsi Narayanan
June 20, 2018		Narsi Narayanan Senior Vice President of Finance (Principal Accounting and Principal Financial Officer)