Form 10-Q
period 2018-06-30
CLEARONE INC
filed 2018-08-09
CIK 840715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

The number of shares of ClearOne common stock outstanding as of August 6, 2018 was 8,306,735.

CLEARONE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2018

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$4,079	$5,571
Marketable securities	2,852	2,689
Receivables, net of allowance for doubtful accounts of $527 and $472, respectively	5,139	7,794
Inventories, net	14,380	14,415
Distributor channel inventories	—	1,555
Prepaid expenses and other assets	2,339	1,862
Total current assets	28,789	33,886
Long-term marketable securities	6,391	10,349
Long-term inventories, net	8,351	8,708
Property and equipment, net	1,423	1,549
Intangibles, net	8,511	6,543
Deferred income taxes	7,458	6,531
Other assets	318	311
Total assets	$61,241	$67,877
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,528	$4,122
Accrued liabilities	1,844	1,843
Deferred product revenue	258	4,635
Total current liabilities	5,630	10,600
Deferred rent	138	103
Other long-term liabilities	686	607
Total liabilities	6,454	11,310

Shareholders' equity:
Common stock, par value $0.001, 50,000,000 shares authorized, 8,306,935 and 8,319,022 shares issued and outstanding	8	8
Additional paid-in capital	47,750	47,464
Accumulated other comprehensive loss	(174)	(65)
Retained earnings	7,203	9,160
Total shareholders' equity	54,787	56,567
Total liabilities and shareholders' equity	$61,241	$67,877

See accompanying notes

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(Dollars in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenue	$6,971	$10,311	$14,260	$21,989
Cost of goods sold	3,721	4,242	6,911	9,242
Gross profit	3,250	6,069	7,349	12,747

Operating expenses:
Sales and marketing	2,760	2,646	5,628	5,387
Research and product development	1,920	2,322	3,976	4,679
General and administrative	1,542	2,210	3,159	4,316
Total operating expenses	6,222	7,178	12,763	14,382

Operating loss	(2,972)	(1,109)	(5,414)	(1,635)

Other income, net	49	84	73	186

Loss before income taxes	(2,923)	(1,025)	(5,341)	(1,449)

Benefit from income taxes	(760)	(205)	(1,332)	(161)

Net loss	$(2,163)	$(820)	$(4,009)	$(1,288)

Basic weighted average shares outstanding	8,301,094	8,638,091	8,304,093	8,702,743
Diluted weighted average shares outstanding	8,301,094	8,638,091	8,304,093	8,702,743

Basic loss per share	$(0.26)	$(0.09)	$(0.48)	$(0.15)
Diluted loss per share	$(0.26)	$(0.09)	$(0.48)	$(0.15)

Comprehensive loss:
Net loss	$(2,163)	$(820)	$(4,009)	$(1,288)
Unrealized gain (loss) on available-for-sale securities, net of tax	(1)	20	(71)	58
Change in foreign currency translation adjustment	(60)	52	(38)	64
Comprehensive loss	$(2,224)	$(748)	$(4,118)	$(1,166)

See accompanying notes

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share amounts)

	Six months ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(4,009)	$(1,288)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	769	779
Amortization of deferred rent	1	(35)
Stock-based compensation expense	266	340
Provision for doubtful accounts, net	59	6
Change of inventory to net realizable value	425	55
Deferred income taxes	(927)	—
Changes in operating assets and liabilities:
Receivables	2,585	280
Inventories	(33)	(5,801)
Prepaid expenses and other assets	54	(190)
Accounts payable	(595)	1,429
Accrued liabilities	38	253
Income taxes payable	(540)	(393)
Deferred product revenue	(37)	(85)
Other long-term liabilities	79	-
Net cash used in operating activities	(1,865)	(4,650)

Cash flows from investing activities:
Purchase of property and equipment	(130)	(404)
Purchase of intangibles	(98)	(127)
Capitalized patent defense costs	(2,383)	—
Proceeds from maturities and sales of marketable securities	5,128	3,631
Purchases of marketable securities	(1,403)	(3,051)
Net cash provided by investing activities	1,114	49

Cash flows from financing activities:
Net proceeds from equity-based compensation programs	20	82
Dividend payments	(583)	(1,051)
Repurchase and cancellation of stock	(147)	(3,210)
Net cash used in financing activities	(710)	(4,179)

Effect of exchange rate changes on cash and cash equivalents	(31)	47

Net decrease in cash and cash equivalents	(1,492)	(8,733)
Cash and cash equivalents at the beginning of the period	5,571	12,100
Cash and cash equivalents at the end of the period	$4,079	$3,367

See accompanying notes

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share amounts)

The following is a summary of supplemental cash flow activities:

	Six months ended June 30,
	2018	2017
Cash paid for income taxes	$11	$6

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

These accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are not audited. Certain information and footnote disclosures that are usually included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been either condensed or omitted in accordance with SEC rules and regulations. The accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of June 30, 2018 and December 31, 2017, the results of operations for the three and six months ended June 30, 2018 and 2017, and the cash flows for the six months ended June 30, 2018 and 2017. The results of operations for the three and six months ended June 30, 2018 and 2017 are not necessarily indicative of the results for a full-year period. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC.

Significant Accounting Policies:

The significant accounting policies were described in Note 1 to the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2017. There have been no changes to these policies during the six months ended June 30, 2018 that are of significance or potential significance to the Company except for the change in revenue recognition policy described below.

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

After the change in the accounting policy, substantially all of the Company’s revenue is recognized following the transfer of control of the products to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts. During the three months ended June 30, 2018, revenue increased by $271 and during the six months ended June 30, 2018 revenue decreased by $581 due to the impact of the adoption of the New Revenue Standard.

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

The Company recognizes revenue when it satisfies a performance obligation. The Company recognizes revenue from sales agreements upon transferring control of a product to the customer. This typically occurs when products are shipped or delivered, depending on the delivery terms, or when products that are consigned at customer locations are sold to dealers or end users. Revenue recognized during the three and six months ended June 30, 2018 for equipment sales was $6,803 and $13,900, respectively, and for software, licenses, etc. was $168 and $360, respectively. Sales returns and allowances are estimated based on historical experience. Provisions for discounts and rebates to customers, estimated returns and allowances, ship and credit claims and other adjustments are provided for in the same period the related revenues are recognized, and are netted against revenues. For returns, the Company recognizes a related asset for the right to recover returned products with a corresponding reduction to cost of goods sold. The Company reviews warranty and related claims activity and records provisions, as necessary.

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

2. Revenue Information

The following table disaggregates the Company’s revenue into primary product groups:

	Three months ended June 30, 2018	Six months ended June 30, 2018
Professional audio products	$4,871	$9,804
Unified Communications end points	977	2,013
Video products	1,123	2,443
	$6,971	$14,260

The following table disaggregates the Company’s revenue into major regions:

	Three months ended June 30, 2018	Six months ended June 30, 2018
North and South America	$4,110	$8,456
Asia (including Middle East) and Australia	1,861	3,899
Europe and Africa	1,000	1,905
	$6,971	$14,260

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

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(2,163)	$(820)	$(4,009)	$(1,288)
Denominator:
Basic weighted average shares outstanding	8,301,094	8,638,091	8,304,093	8,702,743
Dilutive common stock equivalents using treasury stock method	—	—	—	—
Diluted weighted average shares outstanding	8,301,094	8,638,091	8,304,093	8,702,743

Basic loss per common share	$(0.26)	$(0.09)	$(0.48)	$(0.15)
Diluted loss per common share	$(0.26)	$(0.09)	$(0.48)	$(0.15)

Weighted average options outstanding	724,373	869,838	736,160	858,845
Anti-dilutive options not included in the computations	724,373	869,838	736,160	858,845

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

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of securities at June 30, 2018 and December 31, 2017 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
June 30, 2018
Available-for-sale securities:
Corporate bonds and notes	$4,857	$—	$(62)	$4,795
Municipal bonds	4,491	—	(43)	4,448
Total available-for-sale securities	$9,348	$—	$(105)	$9,243

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
December 31, 2017
Available-for-sale securities:
Corporate bonds and notes	$8,458	$19	$(49)	$8,428
Municipal bonds	4,637	1	(28)	4,610
Total available-for-sale securities	$13,095	$20	$(77)	$13,038

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

Maturities of marketable securities classified as available-for-sale securities were as follows at June 30, 2018:

	Amortized cost	Estimated fair value
June 30, 2018
Due within one year	$2,862	$2,852
Due after one year through five years	6,332	6,239
Due after five years	154	152
Total available-for-sale securities	$9,348	$9,243

Debt securities in an unrealized loss position as of June 30, 2018 were not deemed impaired at acquisition and subsequent declines in fair value are not deemed attributed to declines in credit quality. Management believes that it is more likely than not that the securities will receive a full recovery of par value, although there can be no assurance that such recovery will occur. The available-for-sale marketable securities with continuous gross unrealized loss position for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 months		More than 12 months		Total
(In thousands)	Estimated fair value	Gross unrealized holding losses	Estimated fair value	Gross unrealized holding losses	Estimated fair value	Gross unrealized holding losses
As of June 30, 2018
Corporate bonds and notes	$2,672	$(24)	$1,866	$(38)	$4,538	$(62)
Municipal bonds	3,325	(32)	919	(11)	4,244	(43)
Total	$5,997	$(56)	$2,785	$(49)	$8,782	$(105)

	Less than 12 months		More than 12 months		Total
(In thousands)	Estimated fair value	Gross unrealized holding losses	Estimated fair value	Gross unrealized holding losses	Estimated fair value	Gross unrealized holding losses
As of December 31, 2017
Corporate bonds and notes	$3,799	$(20)	$2,125	$(30)	$5,924	$(50)
Municipal bonds	3,341	(18)	657	(9)	3,998	(27)
Total	$7,140	$(38)	$2,782	$(39)	$9,922	$(77)

5. Intangible Assets

Intangible assets as of June 30, 2018 and December 31, 2017 consisted of the following:

	Estimated useful lives (years)			June 30, 2018	December 31, 2017
Tradename	5	to	7	$555	$555
Patents and technological know-how	10	to	17	11,059	8,578
Proprietary software	3	to	15	2,981	2,981
Other	3	to	5	323	323
Total intangible assets				14,918	12,437
Accumulated amortization				(6,407)	(5,894)
Total intangible assets, net				$8,511	$6,543

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

The amortization of intangible assets for the three and six months ended June 30, 2018 and 2017 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Amortization of intangible assets	$(265)	$(231)	$(513)	$(468)

The estimated future amortization expense of intangible assets is as follows:

Years ending December 31,	Amount
2018 (Remainder)	$537
2019	1,010
2020	831
2021	831
2022	831
Thereafter	4,471
Total	$8,511

6. Inventories

Inventories, net of reserves, as of June 30, 2018 and December 31, 2017 consisted of the following:

	As of
	June 30, 2018	December 31, 2017
Current:
Raw materials	$2,580	$197
Finished goods	11,799	14,218
	$14,380	$14,415

Long-term:
Raw materials	$2,022	$2,682
Finished goods	6,329	6,026
	$8,351	$8,708

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

Net loss incurred on valuation of inventory at lower of cost or net realizable value and write-off of obsolete inventory during the three and six months ended June 30, 2018 was $170 and $425, respectively. During the three months and six months ended June 30, 2017 net loss incurred on valuation of inventory at lower of cost or net realizable value and write-off of obsolete inventory was $55 and $21, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

7. Share-based Compensation

Employee Stock Option Plans

The Company’s share-based incentive plans offering stock options are offered under the Company’s 2007 Equity Incentive Plan (the “2007 Plan”), which was restated and approved by the shareholders on December 12, 2015. Provisions of the restated 2007 Plan include the granting of up to 2,000,000 incentive and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units. Options may be granted to employees, officers, non-employee directors and other service providers and may be granted upon such terms as the Compensation Committee of the Board of Directors determines in their sole discretion. As of June 30, 2018, there were 716,855 options outstanding under the 2007 Plan. As of June 30, 2018, the 2007 Plan had 777,839 authorized unissued options.

A summary of the stock option activity under the Company’s plans for the six months ended June 30, 2018 is as follows:

	Number of shares	Weighted average exercise price

Options outstanding at beginning of year	764,430	$8.78
Granted	—	—
Less:
Exercised	—	—
Forfeited prior to vesting	(22,290)	11.00
Canceled or expired	(25,285)	11.07
Options outstanding at June 30, 2018	716,855	8.63
Options exercisable at end of June 30, 2018	581,127	$8.13

As of June 30, 2018, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, was approximately $495, which will be recognized over a weighted average period of 1.41 years.

Share-based compensation expense has been recorded as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Cost of goods sold	$4	$7	$9	$14
Sales and marketing	10	15	20	29
Research and product development	27	37	57	76
General and administrative	88	110	180	221
	$129	$169	$266	$340

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

Level 3 - Unobservable inputs.

The substantial majority of the Company’s financial instruments are valued using observable inputs. The following table sets forth the fair value of the financial instruments re-measured by the Company as of June 30, 2018 and December 31, 2017:

	Level 1	Level 2	Level 3	Total
June 30, 2018
Corporate bonds and notes	$-	$4,795	$-	$4,795
Municipal bonds	-	4,448	-	4,448
Total	$-	$9,243	$-	$9,243

	Level 1	Level 2	Level 3	Total
December 31, 2017
Corporate bonds and notes	$-	$8,428	$-	$8,428
Municipal bonds	-	4,610	-	4,610
Total	$-	$13,038	$-	$13,038

10. Income Taxes

The Company’s forecasted effective tax benefit rate at June 30, 2018 is 26.8%, a 16% increase from the 10.8% effective tax rate recorded at December 31, 2017. The 16% increase is primarily due to the enactment in 2017 of the Tax Cuts and Jobs act, which resulted in a lower corporate tax rate and a revaluation of the Company's net deferred tax assets. The forecasted effective tax benefit rate of 26.8% excludes jurisdictions for which no benefit from forecasted current year losses is anticipated. Including losses from such jurisdictions results in a forecasted effective tax benefit rate of 26.0%. Our forecasted effective tax rate could fluctuate significantly on a quarterly basis and could change, to the extent that earnings in countries with tax rates that differ from that of the U.S. differ from amounts anticipated at June 30, 2018.

After a discrete tax expense of $64, the effective tax benefit rate for the quarter ended June 30, 2018 is 24.9%. The discrete tax expense of $64 is primarily attributable to changes in income tax reserves related to an income tax audit in Hong Kong.

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

In June 2018, at our industry’s largest trade show in North America, we introduced new audio products including significant additions to our CONVERGE® 2 audio conferencing platform, ceiling microphone array product line, and wireless microphone systems in the newly FCC allocated 537-563 MHz range.  We also introduced new video solutions including economical new SKUs to our VIEW® AV Networking platform and a second-generation video cloud solution, COLLABORATE® Space.  During the six months ended June 30, 2018 seven more patents related to video synchronization, speech technology, integrated microphone array and ceiling or wall tile, echo cancellation with beamforming microphone array, audio distribution over local area networks, and USB to Bluetooth audio bridging were issued to us.  While focusing on strategic innovation that we believe will strengthen our competitive position, and accelerated product development, we have also planned and initiated a company-wide cost cutting programs.  We also continued our vigorous litigation efforts to stop infringement of two of our strategic patents.

Overall revenue declined in the three and six months ended June 30, 2018 when compared to the three months and six months ended June 30, 2017, with declines seen in all product categories. Our gross profit margin decreased to 47% during the three months ended June 30, 2018 from 59% for the three months ended June 30, 2017. Gross profit margin decreased primarily due to an increase in inventory obsolescence costs, a decline in licensing revenues and due to reduced overhead absorption into inventory as we continue to reduce our net spend on inventory.  Our gross profit margin decreased to 52% during the six months ended June 30, 2018 from 58% for the six months ended June 30, 2017. Gross profit margin decrease was primarily due to an increase in inventory obsolescence costs, a decline in licensing revenues and due to reduced overhead absorption into inventory.  The proportion of overhead costs absorbed into inventory has declined due to a sharp decline in our inventory purchasing activity causing increased amounts of overhead costs to be expensed.

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

Economic conditions, challenges and risks

The audio-visual products market is characterized by intense competition and rapidly evolving technology. Our competitors vary within each product category. The adoption of Beamforming Microphone Array 2, along with Converge Pro 2, our new platform for professional audio conferencing, remains challenged in large part because of our competitors’ product offering that directly infringes our strategic patents. The patent infringement also has had a material adverse effect on our revenue from ClearOne’s other products like wireless microphones, ceiling microphones and video products.

Our revenues in the near term may be materially adversely affected by the resignation of a large US distributor in June 2018.

Our strength in professional audio visual space is largely due to our industry leading conferencing technologies and the full suite of professional microphone products, especially Beamforming Microphone Arrays. Despite our strong leadership position in the professional audio communications products market, we face challenges to revenue growth due to the infringement of our patents by competitors, the limited size of the market and pricing pressures from new competitors attracted to the commercial market.

During 2018, revenue from our video products has generally shown lesser decline than revenue from audio conferencing products. However, this is not an identifiable trend given the continuing change in the competitive landscape and also the uncertainty relating to revenue from our core product set due to patent infringement and ensuing litigation.  We face intense competition in this market from well-established market leaders as well as emerging players rich with marketing funds. We expect our strategy of combining Spontania, our cloud-based video conferencing product, Collaborate, our appliance-based media collaboration product and our high-end audio conferencing technology to distinguish us from our competitors' product offerings.

We derive a large portion of our revenue (about 48%) from international operations and expect this trend to continue in the future. Most of our revenue from outside the U.S. is billed in US Dollars and is not exposed to any significant currency risk.

A detailed discussion of our results of operations follows below.

Results of Operations for the three and six months ended June 30, 2018

The following table sets forth certain items from our unaudited condensed consolidated statements of operations (dollars in thousands) for the three and six months ended June 30, 2018 (“2018-Q2”) ("2018-H1") and 2017 (“2017-Q2”) ("2017-H1"), respectively, together with the percentage of total revenue which each such item represents:

	Three months ended June 30,			Six months ended June 30,
	2018	2017	Percentage Change 2018 vs. 2017	2018	2017	Percentage Change 2018 vs. 2017
Revenue	$6,971	$10,311	(32)%	$14,260	21,989	(35)%
Cost of goods sold	3,721	4,242	(12)%	6,911	9,242	(25)%
Gross profit	3,250	6,069	(46)%	7,349	12,747	(42)%
Sales and marketing	2,760	2,646	4%	5,628	5,387	4%
Research and product development	1,920	2,322	(17)%	3,976	4,679	(15)%
General and administrative	1,542	2,210	(30)%	3,159	4,316	(27)%
Operating loss	(2,972)	(1,109)	(168)%	(5,414)	(1,635)	(231)%
Other income	49	84	(42)%	73	186	(61)%
Loss before income taxes	(2,923)	(1,025)	(185)%	(5,341)	(1,449)	(269)%
Provision for (benefit from) income taxes	(760)	(205)	(271)%	(1,332)	(161)	(727)%
Net loss	$(2,163)	$(820)	(164)%	$(4,009)	$(1,288)	(211)%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue

Our revenue decreased by $3.3 million, or 32%, to $7.0 million in 2018-Q2 compared to $10.3 million in 2017-Q2. All product categories witnessed revenue declines with revenue declines of 35%, 15% and 30% for professional audio conferencing, unified communication end points and video products, respectively. The decline in revenue from professional audio conferencing products was mostly due to slower adoption of our Converge Pro 2 platform, largely caused by our competitors’ product offering that we believe directly infringes our strategic patents and due to a decline in licensing revenue. The share of professional audio communications products (which includes microphone products but not premium products) in our product mix declined from 73% in 2017-Q2 to 70% in 2018-Q2. Share of video products revenue during 2018-Q2 remained the same at 16% compared to 2017-Q2 and share of UC end points revenue increased from 11% in 2017-Q2 to 14% in 2018-Q2. During 2018-Q2, revenue declined across all regions except China and Latin America. The revenue declines for Asia Pacific including Middle East, Europe and Africa, and Americas were 16%, 10% and 41%, respectively.

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

Our gross profit for 2018-Q2 was approximately $3.3 million or 47% compared to approximately $6.1 million, or 59%, for 2017-Q2. Gross margin for 2018-Q2 declined due to an increase in inventory obsolescence costs, a decline in licensing revenues and reduced overhead absorption into inventory.  The proportion of overheads absorbed into inventory has declined due to a sharp decline in our inventory purchasing activity causing increased amounts of overheads to be expensed as against being carried with our inventory.  Even though the total overhead spending has not increased, the combination of lower revenues and lower absorption has caused gross margin as a percentage of revenue to decline.

Our gross profit for 2018-H1 was approximately $7.3 million or 52% compared to approximately $12.7 million, or 58%, for 2017-H1. Gross margin for 2018-H1 declined due to increased inventory obsolescence costs, a decline in licensing revenues and due to lower absorption of  overheads into inventory.

Our profitability in the near-term continues to depend significantly on our revenues from professional audio conferencing products. We hold long-term inventory and if we are unable to sell our long-term inventory, our profitability might be affected by inventory write-offs and price mark-downs. Our long-term inventory includes approximately $2.7 million of wireless microphones related finished goods and assemblies, $2.7 million of Converge Pro 2 products and about $1.1 million of raw materials that will be used for manufacturing professional audio conferencing products. Any business changes that are adverse to these product lines could potentially impact our ability to sell these long-term inventory in addition to our current inventory.

Operating Expenses

Operating expenses include sales and marketing (“S&M”) expenses, research and product development (“R&D”) expenses and general and administrative (“G&A”) expenses. Total operating expenses were $6.2 million for 2018-Q2 compared to $7.2 million for 2017-Q2. Total operating expenses for 2018-H1 were $12.8 million compared to $14.4 million for 2017-H1. The following contains a more detailed discussion of expenses related to sales and marketing, research and product development, general and administrative, and other items.

Sales and Marketing - S&M expenses include selling, customer service, and marketing expenses such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses.

S&M expenses for 2018-Q2 increased to $2.8 million from $2.6 million for 2017-Q2. The increase was mainly due to an increase in employee related costs partially offset by a decline in tradeshow related expenses. S&M expenses for 2018-H1 increased to $5.6 million from $5.4 million for 2017-H1. The increase was mainly due to an increase in employee related costs including commissions and an increase in marketing expenses.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Research and Product Development - R&D expenses include research and development, product line management, engineering services, and test and application expenses, including employee related costs, outside services, expensed materials, depreciation, and an allocation of overhead expenses.

R&D expenses were approximately $1.9 million for 2018-Q2, as compared to $2.3 million for 2017-Q2. The decrease was primarily due to reductions in project related expenses and employee costs related to salaries and benefits. R&D expenses were approximately $4.0 million for 2018-H1, as compared to $4.7 million for 2017-H1. The decrease was primarily due to reductions in project related expenses and employee costs related to salaries and benefits.

General and Administrative - G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs, and corporate administrative costs, including costs related to finance and human resources.

G&A expenses decreased approximately 30% to $1.5 million for 2018-Q2 compared with approximately $2.2 million in 2017-Q2. The reduction was primarily due to the decrease in legal costs and employee costs related to salaries and benefits. Legal expenses in 2018-Q2 reduced mostly because of capitalization of legal costs related to our defense of strategic patents from infringement amounting to $1.1 million. No legal expenses were capitalized in 2017-Q2.

G&A expenses in 2018-H1 was $3.2 million compared to $4.3 million in 2017-H1. The decline of approximately 27% was primarily due to the decrease in legal costs and employee costs related to salaries and benefits. Legal expenses in 2018-H1 reduced mostly because of capitalization of legal costs related to our defense of strategic patents from infringement amounting to $2.4 million. No legal expenses were capitalized in 2017-H1.

Other income (expense), net

Other income (expense), net, includes interest income, interest expense, and foreign currency changes.

Other income reduced in 2018-Q2 and 2018-H1 due to reduction in interest income caused by decline in the investment holdings and due to higher realized losses on liquidated investments.

Provision for income taxes

During the six months ended June 30, 2018, we accrued income taxes at the forecasted effective tax benefit rate of 26.8% as compared to the forecasted effective tax rate of 127% used during the six months ended June 30, 2017. The 100.2% decrease in the forecasted effective tax rate was primarily due to the reduction in U.S. federal corporate tax rates as a result of the enactment of the Tax Cuts and Jobs Act and losses in certain foreign jurisdictions which cannot be benefited, which had a greater impact on the effective rate in 2017 due to differences in forecasted income as compared to 2018. In addition, a discrete tax expense of $64 thousand is primarily attributable to changes in income tax reserves related to an income tax audit in Hong Kong.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2018, our cash and cash equivalents were approximately $4.1 compared to $5.6 million as of December 31, 2017. Our working capital was $23.2 million and $23.3 million as of June 30, 2018 and December 31, 2017, respectively.

Net cash used in operating activities was approximately $1.9 million for the six months ended June 30, 2018, a decrease of cash used of approximately $2.8 million from $4.7 million of cash used in operating activities in the six months ended June 30, 2018. The decrease in cash used was primarily due to an increase in cash inflows due to change in operating assets and liabilities of $6.1 million partially offset by an increase in net loss by $2.7 million and decrease in non-cash charges of $0.6 million.

Net cash provided by investing activities was $1.1 million for the six months ended June 30, 2018 compared to net cash flows provided by investing activities of $49 thousand during the six months ended June 30, 2018, an increase in cash provided of $1.1 million. The increase was primarily due to an increase in proceeds from marketable securities net of purchases of approximately $3.1 million, partially offset by $2.4 million in capitalization of patent defense costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capitalization of patent defense costs. We capitalize external legal costs incurred in the defense of our patents when we believe that a significant, discernible increase in value will result from the defense and a successful outcome of the legal action is probable. When we capitalize patent defense costs we amortize the costs over the remaining estimated useful life of the patent, which is 15 to 17 years. During the six months ended June 30, 2018 we spent $2.4 million of legal costs related to the defense of our patents and capitalized the entire amount.

Net cash used in financing activities was approximately $0.7 million during the six months ended June 30, 2018, which consisted of cash outflows of $0.1 million on repurchase and cancellation of stock and $0.6 million for dividend payments. Net cash used in financing activities was approximately $4.2 million during the six months ended June 30, 2017, which consisted of cash outflows of $3.2 million on repurchase and cancellation of stock and stock options and $1.1 million for dividend payments.

We are currently pursuing all available legal remedies to defend our strategic patents from infringement. We have already incurred approximately $6.2 million from 2016 through June 30, 2018 towards this litigation and may be required to incur more to continue to enforce our patents. We have been actively engaged in preserving cash by suspending our dividend program, allowing the share repurchase program to expire and implementing company-wide cost reduction measures. In addition, we expect to generate additional cash as our inventory levels are brought down to historical levels. We also believe, although there can be no assurance, that the measures taken by us will yield higher revenues in the future. We believe all of these and effective management of working capital will provide the liquidity needed to meet our short-term and long-term operating requirements and finance our growth plans. We also believe that our strong portfolio of intellectual property and our solid brand equity in the market will enable us to raise additional capital if and when needed to meet our short and long-term financing needs, although there can be no assurance that we would be able to do so on terms that are acceptable to us or at all. In addition to capital expenditures, we may use cash in the near future for selective infusions of technology, sales and marketing, infrastructure, and other investments to fuel our growth.

At June 30, 2018, we had open purchase orders related to our electronics manufacturing service providers of approximately $2.0 million, primarily related to inventory purchases.

At June 30, 2018, we had inventory totaling $22.7 million, of which non-current inventory accounted for $8.4 million. This compares to total inventories of $24.7 million and non-current inventory of $8.7 million as of December 31, 2017. Our non-current inventory includes approximately $2.7 million of wireless microphones related finished goods and assemblies, $2.7 million of Converge Pro 2 products and about $1.1 million of raw materials that will be used for manufacturing professional audio conferencing products. Any business changes that are adverse to these product lines could potentially impact our ability to sell these long-term inventory in addition to our current inventory.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2018 was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial and Accounting Officer. Based upon this evaluation, our Chief Executive Officer and Senior Vice President of Finance concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2018 due to the material weakness in internal control over financial reporting as described below.

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

Except as noted above, there has been no change in the Company's internal control over financial reporting as of June 30, 2018, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

(c) None.

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

ClearOne, Inc., (Registrant)

	By:	/s/ Zeynep Hakimoglu
August 9, 2018		Zeynep Hakimoglu President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

	By:	/s/ Narsi Narayanan
August 9, 2018		Narsi Narayanan Senior Vice President of Finance (Principal Accounting and Principal Financial Officer)