Form 10-Q
period 2018-09-30
CLEARONE INC
filed 2018-11-09
CIK 840715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period _______ to _______

Commission file number:001-33660

CLEARONE, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-0398877
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

5225 Wiley Post Way, Suite 500, Salt Lake City, Utah	84116
(Address of principal executive offices)	(Zip Code)

+1 (801) 975-7200
(Registrant’s telephone number, including area code)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Larger Accelerated Filer [ ]	Accelerated Filer [X]
Non-Accelerated Filer [ ]	Smaller Reporting Company [X]
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

The number of shares of ClearOne common stock outstanding as of November 6, 2018 was 8,306,535.

CLEARONE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2018

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$2,522	$5,571
Marketable securities	1,972	2,689
Receivables, net of allowance for doubtful accounts of $580 and $472, respectively	5,212	7,794
Inventories, net	13,299	14,415
Distributor channel inventories	—	1,555
Prepaid expenses and other assets	2,525	1,862
Total current assets	25,530	33,886
Long-term marketable securities	5,757	10,349
Long-term inventories, net	8,266	8,708
Property and equipment, net	1,451	1,549
Intangibles, net	9,418	6,543
Deferred income taxes	—	6,531
Other assets	377	311
Total assets	$50,799	$67,877
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,364	$4,122
Accrued liabilities	1,668	1,843
Deferred product revenue	250	4,635
Total current liabilities	5,282	10,600
Deferred rent	135	103
Other long-term liabilities	646	607
Total liabilities	6,063	11,310

Shareholders' equity:
Common stock, par value $0.001, 50,000,000 shares authorized, 8,306,535 and 8,319,022 shares issued and outstanding	8	8
Additional paid-in capital	47,875	47,464
Accumulated other comprehensive loss	(208)	(65)
Retained earnings (deficit)	(2,939)	9,160
Total shareholders' equity	44,736	56,567
Total liabilities and shareholders' equity	$50,799	$67,877

See accompanying notes

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(Dollars in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenue	$6,683	$10,560	$20,943	$32,549
Cost of goods sold	3,703	4,051	10,614	13,293
Gross profit	2,980	6,509	10,329	19,256

Operating expenses:
Sales and marketing	2,168	3,006	7,796	8,393
Research and product development	1,781	2,268	5,757	6,947
General and administrative	1,341	1,281	4,500	5,597
Impairment of intangibles	—	736	—	736
Impairment of goodwill	—	12,724	—	12,724
Total operating expenses	5,290	20,015	18,053	34,397

Operating loss	(2,310)	(13,506)	(7,724)	(15,141)

Other income, net	5	78	78	264

Loss before income taxes	(2,305)	(13,428)	(7,646)	(14,877)

Provision for (benefit from) income taxes	7,837	(4,152)	6,505	(4,313)

Net loss	$(10,142)	$(9,276)	$(14,151)	$(10,564)

Basic weighted average shares outstanding	8,306,707	8,520,041	8,304,974	8,641,173
Diluted weighted average shares outstanding	8,306,707	8,520,041	8,304,974	8,641,173

Basic loss per share	$(1.22)	$(1.09)	$(1.70)	$(1.22)
Diluted loss per share	$(1.22)	$(1.09)	$(1.70)	$(1.22)

Comprehensive loss:
Net loss	$(10,142)	$(9,276)	$(14,151)	$(10,564)
Unrealized gain (loss) on available-for-sale securities, net of tax	(22)	10	(93)	68
Change in foreign currency translation adjustment	(13)	23	(51)	88
Comprehensive loss	$(10,177)	$(9,243)	$(14,295)	$(10,408)

See accompanying notes

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share amounts)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(14,151)	$(10,564)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,169	1,172
Impairment of goodwill and intangible assets	—	13,460
Amortization of deferred rent	(29)	(53)
Stock-based compensation expense	379	514
Provision for doubtful accounts, net	112	106
Change of inventory to net realizable value	471	—
Loss on disposal of assets	—	1
Deferred income taxes	6,531	(5,221)
Changes in operating assets and liabilities:
Receivables	2,458	(649)
Inventories	1,087	(8,964)
Prepaid expenses and other assets	(369)	(226)
Accounts payable	(758)	2,257
Accrued liabilities	(112)	(67)
Income taxes payable	(364)	699
Deferred product revenue	(44)	(23)
Other long-term liabilities	39	(61)
Net cash used in operating activities	(3,581)	(7,619)

Cash flows from investing activities:
Purchase of property and equipment	(281)	(537)
Purchase of intangibles	(94)	(203)
Capitalized patent defense costs	(3,573)	(845)
Proceeds from maturities and sales of marketable securities	7,502	9,946
Purchases of marketable securities	(2,284)	(3,915)
Net cash provided by investing activities	1,270	4,446

Cash flows from financing activities:
Net proceeds from equity-based compensation programs	32	117
Dividend payments	(583)	(1,650)
Repurchase and cancellation of stock options	—	(285)
Repurchase and cancellation of stock	(147)	(4,151)
Net cash used in financing activities	(698)	(5,969)

Effect of exchange rate changes on cash and cash equivalents	(40)	55

Net decrease in cash and cash equivalents	(3,049)	(9,087)
Cash and cash equivalents at the beginning of the period	5,571	12,100
Cash and cash equivalents at the end of the period	$2,522	$3,013

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

These accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are not audited. Certain information and footnote disclosures that are usually included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been either condensed or omitted in accordance with SEC rules and regulations. The accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of September 30, 2018 and December 31, 2017, the results of operations for the three and nine months ended September 30, 2018 and 2017, and the cash flows for the nine months ended September 30, 2018 and 2017. The results of operations for the three and nine months ended September 30, 2018 and 2017 are not necessarily indicative of the results for a full-year period. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC.

Significant Accounting Policies:

The significant accounting policies were described in Note 1 to the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2017. There have been no changes to these policies during the nine months ended September 30, 2018 that are of significance or potential significance to the Company except for the change in revenue recognition policy described below.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

After the change in the accounting policy, substantially all of the Company’s revenue is recognized following the transfer of control of the products to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts. During the three and nine months ended September 30, 2018, revenue decreased by $784 and $1,365, respectively due to the impact of the adoption of the New Revenue Standard.

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

The Company recognizes revenue when it satisfies a performance obligation. The Company recognizes revenue from sales agreements upon transferring control of a product to the customer. This typically occurs when products are shipped or delivered, depending on the delivery terms, or when products that are consigned at customer locations are sold to dealers or end users. Revenue recognized during the three and nine months ended September 30, 2018 for equipment sales was $6,524 and $20,396, respectively and for software, licenses, etc. was $159 and $547, respectively. Sales returns and allowances are estimated based on historical experience. Provisions for discounts and rebates to customers, estimated returns and allowances, ship and credit claims and other adjustments are provided for in the same period the related revenues are recognized, and are netted against revenues. For returns, the Company recognizes a related asset for the right to recover returned products with a corresponding reduction to cost of goods sold. The Company reviews warranty and related claims activity and records provisions, as necessary.

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

2. Revenue Information

The following table disaggregates the Company’s revenue into primary product groups:

	Three months ended September 30, 2018	Nine months ended September 30, 2018
Professional audio products	$4,781	$14,586
Unified Communications end points	776	2,789
Video products	1,126	3,568
	$6,683	$20,943

The following table disaggregates the Company’s revenue into major regions:

	Three months ended September 30, 2018	Nine months ended September 30, 2018
North and South America	$4,082	$12,538
Asia (including Middle East) and Australia	1,693	5,592
Europe and Africa	908	2,813
	$6,683	$20,943

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(10,142)	$(9,276)	$(14,151)	$(10,564)
Denominator:
Basic weighted average shares outstanding	8,306,707	8,520,041	8,304,974	8,641,173
Dilutive common stock equivalents using treasury stock method	—	—	—	—
Diluted weighted average shares outstanding	8,306,707	8,520,041	8,304,974	8,641,173

Basic loss per common share	$(1.22)	$(1.09)	$(1.70)	$(1.22)
Diluted loss per common share	$(1.22)	$(1.09)	$(1.70)	$(1.22)

Weighted average options outstanding	711,888	782,012	727,980	832,953
Anti-dilutive options not included in the computations	711,888	782,012	727,980	832,953

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

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of securities at September 30, 2018 and December 31, 2017 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
September 30, 2018
Available-for-sale securities:
Corporate bonds and notes	$4,055	$—	$(49)	$4,006
Municipal bonds	3,775	—	(52)	3,723
Total available-for-sale securities	$7,830	$—	$(101)	$7,729

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
December 31, 2017
Available-for-sale securities:
Corporate bonds and notes	$8,458	$19	$(49)	$8,428
Municipal bonds	4,637	1	(28)	4,610
Total available-for-sale securities	$13,095	$20	$(77)	$13,038

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

Maturities of marketable securities classified as available-for-sale securities were as follows at September 30, 2018:

	Amortized cost	Estimated fair value
September 30, 2018
Due within one year	$1,982	$1,972
Due after one year through five years	5,848	5,757
Due after five years	—	—
Total available-for-sale securities	$7,830	$7,729

Debt securities in an unrealized loss position as of September 30, 2018 were not deemed impaired at acquisition and subsequent declines in fair value are not deemed attributed to declines in credit quality. Management believes that it is more likely than not that the securities will receive a full recovery of par value, although there can be no assurance that such recovery will occur. The available-for-sale marketable securities with continuous gross unrealized loss position for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 months		More than 12 months		Total
(In thousands)	Estimated fair value	Gross unrealized holding losses	Estimated fair value	Gross unrealized holding losses	Estimated fair value	Gross unrealized holding losses
As of September 30, 2018
Corporate bonds and notes	$2,449	$(19)	$1,569	$(30)	$4,018	$(49)
Municipal bonds	2,618	(41)	913	(11)	3,531	(52)
Total	$5,067	$(60)	$2,482	$(41)	$7,549	$(101)

	Less than 12 months		More than 12 months		Total
(In thousands)	Estimated fair value	Gross unrealized holding losses	Estimated fair value	Gross unrealized holding losses	Estimated fair value	Gross unrealized holding losses
As of December 31, 2017
Corporate bonds and notes	$3,799	$(20)	$2,125	$(30)	$5,924	$(50)
Municipal bonds	3,341	(18)	657	(9)	3,998	(27)
Total	$7,140	$(38)	$2,782	$(39)	$9,922	$(77)

5. Intangible Assets

Intangible assets as of September 30, 2018 and December 31, 2017 consisted of the following:

	Estimated useful lives (years)			September 30, 2018	December 31, 2017
Tradename	5	to	7	$555	$555
Patents and technological know-how		10		12,244	8,578
Proprietary software	3	to	15	2,981	2,981
Other	3	to	5	323	323
Total intangible assets				16,103	12,437
Accumulated amortization				(6,685)	(5,894)
Total intangible assets, net				$9,418	$6,543

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

The amortization of intangible assets for the three and nine months ended September 30, 2018 and 2017 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Amortization of intangible assets	$(279)	$(231)	$(791)	$(699)

The estimated future amortization expense of intangible assets is as follows:

Years ending December 31,	Amount
2018 (Remainder)	$291
2019	1,110
2020	932
2021	932
2022	932
Thereafter	5,221
Total	9,418

6. Inventories

Inventories, net of reserves, as of September 30, 2018 and December 31, 2017 consisted of the following:

	As of
	September 30, 2018	December 31, 2017
Current:
Raw materials	$1,632	$197
Finished goods	11,667	14,218
Total current inventories	$13,299	$14,415

Long-term:
Raw materials	$1,931	$2,682
Finished goods	6,335	6,026
Total long-term inventories	$8,266	$8,708

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

Net loss incurred on valuation of inventory at lower of cost or market value and write-off of obsolete inventory during the three and nine months ended September 30, 2018 was $45 and $471, respectively. During the three months and nine months ended September 30, 2017 there was no net loss incurred on valuation of inventory at lower of cost or market value and write-off of obsolete inventory.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

7. Share-based Compensation

Employee Stock Option Plans

The Company’s share-based incentive plans offering stock options are offered under the Company’s 2007 Equity Incentive Plan (the “2007 Plan”), which was restated and approved by the shareholders on December 12, 2015. Provisions of the restated 2007 Plan include the granting of up to 2,000,000 incentive and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units. Options may be granted to employees, officers, non-employee directors and other service providers and may be granted upon such terms as the Compensation Committee of the Board of Directors determines in their sole discretion. As of September 30, 2018, there were 706,091 options outstanding under the 2007 Plan. As of September 30, 2018, the 2007 Plan had 789,003 authorized unissued options.

A summary of the stock option activity under the Company’s plans for the nine months ended September 30, 2018 is as follows:

	Number of shares	Weighted average exercise price

Options outstanding at beginning of year	764,430	$8.78
Granted	—	—
Less:
Exercised	—	—
Forfeited prior to vesting	(24,757)	11.05
Canceled or expired	(33,582)	10.87
Options outstanding at September 30, 2018	706,091	8.60
Options exercisable at end of September 30, 2018	598,805	$8.22

As of September 30, 2018, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, was approximately $379, which will be recognized over a weighted average period of 1.32 years.

Share-based compensation expense has been recorded as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Cost of goods sold	$3	$5	$12	$16
Sales and marketing	8	10	28	31
Research and product development	23	25	81	80
General and administrative	78	122	258	341
	$112	$162	$379	$468

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

Level 3 - Unobservable inputs.

The substantial majority of the Company’s financial instruments are valued using observable inputs. The following table sets forth the fair value of the financial instruments re-measured by the Company as of September 30, 2018 and December 31, 2017:

	Level 1	Level 2	Level 3	Total
September 30, 2018
Corporate bonds and notes	$-	$4,006	$-	$4,006
Municipal bonds	-	3,723	-	3,723
Total	$-	$7,729	$-	$7,729

	Level 1	Level 2	Level 3	Total
December 31, 2017
Corporate bonds and notes	$-	$8,428	$-	$8,428
Municipal bonds	-	4,610	-	4,610
Total	$-	$13,038	$-	$13,038

10. Income Taxes

The Company routinely evaluates the likelihood of realizing the benefit of its deferred tax assets and may record a valuation allowance if, based on all available evidence, it determines that it is more likely than not some portion of the tax benefit will not be realized. As of September 30, 2018, the Company had an aggregate of approximately $7.9 million in deferred tax assets primarily related to intangible assets, net operating losses, tax credit carryforwards, and inventory basis differences. On a quarterly basis, the Company tests the value of deferred tax assets for impairment at the taxpaying-component level within each tax jurisdiction. Significant judgment and estimates are required in determining whether valuation allowances should be established as well as the amount of such allowances. When making such determination, consideration is given to, among other things, the following:

●         sufficient taxable income within the allowed carryback or carryforward periods;

●         future reversals of existing taxable temporary differences, including any tax planning strategies that could be utilized;

●         nature or character (e.g., ordinary vs. capital) of the deferred tax assets and liabilities; and

●         future taxable income exclusive of reversing temporary differences and carryforwards.

Based on the foregoing criteria, the Company determined that it no longer meets the “more likely than not” threshold that net operating losses, tax credits and other deferred tax assets will be realized. Accordingly, the Company recorded a full valuation allowance at September 30, 2018.

The Company’s forecasted effective tax benefit rate at September 30, 2018 is 0%, as compared to the 10.8% effective tax rate recorded at December 31, 2017. The 10.8% decrease is primarily due to not recognizing benefit in 2018-Q3 for pre-tax losses and credits, as a result of the Company’s full valuation allowance on net deferred tax assets.

The Company recorded discrete tax expense of $6.5M in 2018-Q3, due primarily to the recording of a full valuation allowance on the Company’s net deferred tax assets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

11. Subsequent Events

On October 25, 2018, the Company completed its reincorporation from a Utah corporation to a Delaware corporation (the “Reincorporation”). The Reincorporation was approved by shareholders of the Company at the Company’s annual meeting of Shareholders on October 25, 2018.

On November 5, 2018, the Company commenced a rights offering pursuant to which each shareholder of record as of November 5, 2018 shall be entitled to purchase one (1) share of the Company’s common stock at a subscription price of $1.20 per whole share (the "Basic Subscription Right"), or a maximum of 8,306,535 shares. If a shareholder exercises its Basic Subscription Right in full and other shareholders do not fully exercise their Basic Subscription Rights, a shareholder will have an over-subscription right to purchase the same number of shares of the Company’s common stock that it may acquire pursuant to the exercise of its Basic Subscription Right, at the same subscription price of $1.20 per whole share, additional shares of common stock that remain unsubscribed at the expiration of the rights offering. Over-subscription rights will be available only to shareholders who exercise their basic subscription rights in full. The over-subscription rights will be subject to availability and pro rata allocation of shares among shareholders exercising their over-subscription right. The rights offering will expire on Monday, November 19, 2018 at 5:00 p.m. Eastern Standard Time.  The rights offering is being conducted pursuant to a registration statement on Form S-1 that was declared effective by the Securities and Exchange Commission on November 5, 2018 and the prospectus dated November 5, 2018 included therein.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this report, other than statements of historical fact, are forward-looking statements for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any forward-looking statement. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are based upon reasonable assumptions at the time made, there can be no assurance that any such expectations or any forward-looking statement will prove to be correct. Our actual results will vary, and may vary materially, from those projected or assumed in the forward-looking statements. Future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not anticipate, including, without limitation, product recalls and product liability claims; infringement of our technology or assertion that our technology infringes the rights of other parties; termination of supplier relationships, or failure of suppliers to perform; inability to successfully manage growth; delays in obtaining regulatory approvals or the failure to maintain such approvals; concentration of our revenue among a few customers, products or procedures; development of new products and technology that could render our products obsolete; market acceptance of new products; introduction of products in a timely fashion; price and product competition, availability of labor and materials, cost increases, and fluctuations in and obsolescence of inventory; volatility of the market price of our common stock; foreign currency fluctuations; changes in key personnel; work stoppage or transportation risks; integration of business acquisitions; and other factors referred to in our reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2017. All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Additional factors that may have a direct bearing on our operating results are discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 and in Part II. Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.

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

During the nine months ended September 30, 2018, seven more patents related to video synchronization, speech technology, integrated microphone array and ceiling or wall tile, echo cancellation with beamforming microphone array, audio distribution over local area networks, and USB to Bluetooth audio bridging were issued to us. During the nine months ended September 30, 2018, we continued our serious litigation efforts to stop infringement of two of our strategic patents. We introduced a new ceiling microphone array product line and made improvements to our VIEW Pro and Converge Pro 2 product lines. We also launched many new products including Collaborate Space, Converge Amplifier and wireless microphone systems in 537-563 MHz range at our industry’s largest trade show in North America. We have also been focusing on company-wide cost cutting programs and speeding up product development that we believe will enable us to surpass our competitors.

Overall revenue declined in the three and nine months ended September 30, 2018 when compared to the three months and nine months ended September 30, 2017, with declines seen in all product categories. Our gross profit margin decreased to 45% during the three months ended September 30, 2018 from 62% for the three months ended September 30, 2017. Gross profit margin decreased primarily due to an increase in inventory obsolescence costs, a decline in licensing revenues and reduced overhead absorption into inventory as we continue to reduce our net spend on inventory.  Our gross profit margin decreased to 49% during the nine months ended September 30, 2018 from 59% for the nine months ended September 30, 2017. Gross profit margin decrease was primarily due to an increase in inventory obsolescence costs, a decline in licensing revenues, and reduced overhead absorption into inventory.  The proportion of overhead costs absorbed into inventory has declined due to a sharp decline in our inventory purchasing activity causing increased amounts of overhead costs to be expensed.

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

Economic conditions, challenges and risks

The audio-visual products market is characterized by intense competition and rapidly evolving technology. Our competitors vary within each product category. The adoption of Beamforming Microphone Array 2, along with our Converge Pro 2, our new platform for professional audio conferencing, remains challenged in large part because of our competitors’ product offering that directly infringes our strategic patents. The patent infringement also has had a material adverse effect on revenue from ClearOne’s other products like wireless microphones, ceiling microphones and video products.

Our revenues in the near term may also be adversely affected by the resignation of a large US distributor in June 2018.

Our strength in the professional audio visual space is largely due to our industry leading conferencing technologies and the full suite of professional microphone products, especially Beamforming Microphone Arrays. Despite our strong leadership position in the professional audio communications products market, we face challenges to revenue growth due to the infringement of our patents by competitors, the limited size of the market and pricing pressures from new competitors attracted to the commercial market.

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

We derive a large portion of our revenue (about 47%) from international operations and expect this trend to continue in the future. Most of our revenue from outside the U.S. is billed in US Dollars and is not exposed to any significant currency risk.

A detailed discussion of our results of operations follows below.

Results of Operations for the three and nine months ended September 30, 2018

The following table sets forth certain items from our unaudited condensed consolidated statements of operations (dollars in thousands) for the three and nine months ended September 30, 2018 (“2018-Q3”) ("2018YTD") and 2017 (“2017-Q3”) ("2017-YTD"), respectively, together with the percentage of total revenue which each such item represents:

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	Percentage Change 2018 vs 2017	2018	2017	Percentage Change 2018 vs 2017
Revenue	$6,683	$10,560	-37%	$20,943	$32,549	-36%
Cost of goods sold	3,703	4,051	-9%	10,614	13,293	-20%
Gross profit	2,980	6,509	-54%	10,329	19,256	-46%
Sales and marketing	2,168	3,006	-28%	7,796	8,393	-7%
Research and product development	1,781	2,268	-21%	5,757	6,947	-17%
General and administrative	1,341	1,281	5%	4,500	5,597	-20%
Impairment of intangibles	—	736	-100%	—	736	-100%
Impairment of goodwill	—	12,724	-100%	—	12,724	-100%
Operating loss	(2,310)	(13,506)	83%	(7,724)	(15,141)	49%
Other income, net	5	78	-94%	78	264	-70%
Loss before income taxes	(2,305)	(13,428)	83%	(7,646)	(14,877)	49%
Provision for (benefit from) income taxes	7,837	(4,152)	289%	6,505	(4,313)	251%
Net loss	$(10,142)	$(9,276)	-9%	$(14,151)	$(10,564)	-34%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue

Our revenue decreased by $3.9 million, or 37%, to $6.7 million in 2018-Q3 compared to $10.6 million in 2017-Q3. All product categories witnessed revenue declines with revenue declines of 31%, 28% and 55% for professional audio conferencing, unified communication end points and video products, respectively. The decline in revenue from professional audio conferencing products was mostly due to slower adoption of our Converge Pro 2 platform, largely caused by our competitors’ product offering that we believe directly infringes our strategic patents and due to a decline in licensing revenue. The share of professional audio communications products (which includes microphone products but not premium products) in our product mix increased from 66% in 2017-Q3 to 72% in 2018-Q3. Share of video products in the revenue during 2018-Q3 decreased from 24% in 2017-Q3 to 17% in 2018-Q3. Share of UC end points in the revenue increased from 10% in 2017-Q3 to 12% in 2018-Q3. During 2018-Q3, revenue declined across all regions except Canada and parts of Europe. The revenue declines for Asia Pacific including Middle East, Europe and Africa, and Americas were 53%, 13% and 30%, respectively.

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

Our gross profit for 2018-Q3 was approximately $3.0 million or 45% compared to approximately $6.5 million, or 62%, for 2017-Q3. Gross margin for 2018-Q3 declined due to an increase in inventory obsolescence costs, a decline in licensing revenues and reduced overhead absorption into inventory.  The proportion of overhead costs absorbed into inventory has declined due to a sharp decline in our inventory purchasing activity causing increased amounts of overhead costs to be expensed rather than being carried with our inventory.  Even though the total overhead spending has not increased, the combination of lower revenues and lower absorption has caused gross margin as a percentage of revenue to decline. 2017-Q3 included a large overseas project with a high margin - the absence of a similar project in 2018-Q3 also contributed to comparative decline in gross margin in 2018-Q3 and 2018YTD.

Our gross profit for 2018YTD was approximately $10.3 million or 49% compared to approximately $19.3 million, or 59%, for 2017YTD. Gross margin for 2018YTD declined due to increased inventory obsolescence costs, a decline in licensing revenues and due to lower absorption of overhead costs into inventory.

Our profitability in the near-term continues to depend significantly on our revenues from professional audio conferencing products. We hold long-term inventory and if we are unable to sell our long-term inventory, our profitability might be affected by inventory write-offs and price mark-downs. Our long-term inventory includes approximately $2.7 million of wireless microphones related finished goods and assemblies, $2.4 million of Converge Pro 2 products and about $1.1 million of raw materials that will be used for manufacturing professional audio conferencing products. Any business changes that are adverse to these product lines could potentially impact our ability to sell these long-term inventory in addition to our current inventory.

Operating Expenses

Operating expenses include sales and marketing (“S&M”) expenses, research and product development (“R&D”) expenses and general and administrative (“G&A”) expenses. Total operating expenses were $5.3 million for 2018-Q3 compared to $20.0 million for 2017-Q3. Total operating expenses for 2018YTD were $18.1 million compared to $34.3 million for 2017YTD. Total operating expenses in 2017-Q3 and 2017YTD included impairment of the goodwill and intangibles of $13.4 million

The following contains a more detailed discussion of expenses related to sales and marketing, research and product development, general and administrative, and other items.

Sales and Marketing - S&M expenses include selling, customer service, and marketing expenses such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses.

S&M expenses for 2018-Q3 decreased to $2.2 million from $3.0 million for 2017-Q3. The decrease was mainly due to decreases in employee related costs, commissions to employees and independent reps, payments to consultants and tradeshow related expenses. S&M expenses for 2018YTD increased to $7.8 million from $8.4 million for 2017YTD. The decrease was mainly due to decreases in employee related costs, commissions to employees and independent reps and payments to consultants.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Research and Product Development - R&D expenses include research and development, product line management, engineering services, and test and application expenses, including employee related costs, outside services, expensed materials, depreciation, and an allocation of overhead expenses.

R&D expenses were approximately $1.8 million for 2018-Q3, as compared to $2.3 million for 2017-Q3. The decrease was primarily due to reductions in project related expenses and employee costs related to salaries and benefits. R&D expenses were approximately $5.8 million for 2018YTD, as compared to $6.9 million for 2017YTD. The decrease was primarily due to reductions in project related expenses and employee costs related to salaries and benefits.

General and Administrative - G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs, and corporate administrative costs, including costs related to finance and human resources.

G&A expenses remained the same at $1.3 million in 2017-Q3 and 2018-Q3. In 2018-Q3 and 2017-Q3 legal costs related to our defense of strategic patents from infringement amounting to $1.2 and $0.8 million, respectively were capitalized.

G&A expenses in 2018YTD was $4.5 million compared to $5.6 million in 2017YTD. The decline of approximately 20% was primarily due to the decrease in legal costs and employee costs related to salaries and benefits. Legal expenses in 2018YTD decreased mostly because of capitalization of legal costs related to our defense of strategic patents from infringement amounting to $3.6 million in 2018YTD compared to $0.8 million capitalized in 2017 YTD.

Impairment of Goodwill and an intangible asset - At the end of September 30, 2017, based on the results of the Company’s impairment analysis the Company recognized a charge of $12.7 million towards goodwill impairment and $0.7 million towards the intangible asset impairment for the three and nine months ended September 30, 2017. There were no such impairment charges in 2018-Q3 or 2018YTD.

Other income (expense), net

Other income (expense), net, includes interest income, interest expense, and foreign currency changes.

Other income reduced in 2018-Q3 and 2018YTD due to reduction in interest income caused by decline in the investment holdings and due to higher realized losses on liquidated investments.

Provision for income taxes

During the nine months ended September 30, 2018, we accrued income taxes at the forecasted effective tax benefit rate of 0% as compared to the forecasted effective tax benefit rate of 36.1% used during the nine months ended September 30, 2017. The 36.1% decrease in the forecasted effective tax benefit rate was primarily due to the recording in 2018-Q3 of a full valuation allowance on the Company’s net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2018, our cash and cash equivalents were approximately $2.5 million compared to $5.6 million as of December 31, 2017. Our working capital was $20.2 million and $23.3 million as of September 30, 2018 and December 31, 2017, respectively.

Net cash used in operating activities was approximately $3.5 million for the nine months ended September 30, 2018, a decrease of cash used of approximately $4.1 million from $7.6 million of cash used in operating activities in the nine months ended September 30, 2017. The decrease in cash used was primarily due to an increase in cash inflows due to change in operating assets and liabilities of $9.0 million partially offset by an increase in net loss by $3.6 million and decrease in non-cash charges of $1.3 million.

Net cash provided by investing activities was $1.3 million for the nine months ended September 30, 2018 compared to net cash flows provided by investing activities of $4.4 million during the nine months ended September 30, 2017, a decrease in cash provided of $3.2 million. The decrease was due to increase in capitalization of patent defense costs by $2.7 million and decrease in proceeds from marketable securities net of purchases of approximately $0.8 million, partially offset by a decline in purchases of property and equipment and intangibles.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capitalization of patent defense costs. We capitalize external legal costs incurred in the defense of our patents when we believe that a significant, discernible increase in value will result from the defense and a successful outcome of the legal action is probable. When we capitalize patent defense costs we amortize the costs over the remaining estimated useful life of the patent, which is 15 to 17 years. During the nine months ended September 30, 2018 we spent $3.6 million of legal costs related to the defense of our patents and capitalized the entire amount.

Net cash used in financing activities was approximately $0.7 million during the nine months ended September 30, 2018, which mainly consisted of cash outflows of $0.1 million on repurchase and cancellation of stock and $0.6 million for dividend payments. Net cash used in financing activities was approximately $6.0 million during the nine months ended September 30, 2017, which consisted of cash outflows of $4.4 million on repurchase and cancellation of stock and stock options and $1.7 million for dividend payments.

We are currently pursuing all available legal remedies to defend our strategic patents from infringement. We have already incurred approximately $7.4 million in expenses from 2016 through September 30, 2018 towards this litigation and may be required to incur more to continue to enforce our patents. We have been actively engaged in preserving cash by suspending our dividend program, allowing the share repurchase program to expire and implementing company-wide cost reduction measures. In addition, we expect to generate additional cash from our rights offering that we commenced on November 5, 2018 and as our inventory levels are brought down to historical levels. We also believe that the measures taken by us will yield higher revenues in the future. We believe all of these and effective management of working capital will provide the liquidity needed to meet our short-term and long-term operating requirements and finance our growth plans. We also believe that our strong portfolio of intellectual property and our solid brand equity in the market will enable us to raise additional capital if and when needed to meet our short and long-term financing needs. In addition to capital expenditures, we may use cash in the near future for selective infusions of technology, sales and marketing, infrastructure, and other investments to fuel our growth.

At September 30, 2018, we had open purchase orders related to our electronics manufacturing service providers of approximately $2.7 million, primarily related to inventory purchases.

At September 30, 2018, we had inventory totaling $21.6 million, of which non-current inventory accounted for $8.3 million. This compares to total inventories of $24.7 million and non-current inventory of $8.7 million as of December 31, 2017. Our non-current inventory includes approximately $2.7 million of wireless microphones related finished goods and assemblies, $2.4 million of Converge Pro 2 products and about $1.1 million of raw materials that will be used for manufacturing professional audio conferencing products. Any business changes that are adverse to these product lines could potentially impact our ability to sell these long-term inventory in addition to our current inventory.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2018 was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial and Accounting Officer. Based upon this evaluation, our Chief Executive Officer and Senior Vice President of Finance concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2018 due to the material weakness in internal control over financial reporting as described below.

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

Except as noted above, there has been no change in the Company's internal control over financial reporting as of September 30, 2018, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The following risk factor supplements the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017:

Our stock price may in the future not meet the minimum bid price for continued listing on the Nasdaq Capital Market. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from The Nasdaq Capital Market.

Nasdaq Listing Rule 5450(a)(1) provides that the closing bid price for our common stock may not be below $1.00 per share for any period of 30 consecutive trading days to maintain our continued listing on The Nasdaq Capital Market (“Minimum Bid Price Rule”). Although we are currently in compliance with the Minimum Bid Price Rule, there can be no assurance that our common stock will continue to satisfy this rule. If we were to fail to comply with the Minimum Bid Price Rule in the future and became subject to delisting, such delisting from Nasdaq would adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting also could have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

Exhibit No.	Title of Document

3.1	Certificate of Incorporation of ClearOne, Inc., as filed with the Secretary of the State of Delaware on October 25, 2018 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on October 29, 2018 and incorporated herein by reference).

3.2	Bylaws of ClearOne, Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed with the SEC on October 29, 2018 and incorporated herein by reference).

31.1	Section 302 Certification of Chief Executive Officer (filed herewith)

31.2	Section 302 Certification of Principal Financial Officer (filed herewith)

32.1	Section 906 Certification of Chief Executive Officer (filed herewith)

32.2	Section 906 Certification of Principal Financial Officer (filed herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	XBRL Taxonomy Extension Definitions Linkbase (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ClearOne, Inc., (Registrant)

	By:	/s/ Zeynep Hakimoglu
November 9, 2018		Zeynep Hakimoglu President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

	By:	/s/ Narsi Narayanan
November 9, 2018		Narsi Narayanan Senior Vice President of Finance (Principal Accounting and Principal Financial Officer)