Form 10-K
period 2018-12-31
CLEARONE INC
filed 2019-04-15
CIK 840715

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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

________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐Yes ☒No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes ☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒Yes ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Larger Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act). ☐Yes ☒No

The aggregate market value of the shares of voting common stock held by non-affiliates was approximately $16.8 million at June 30, 2018, (the Company’s most recently completed second fiscal quarter), based on the $3.85 closing price for the Company’s common stock on the NASDAQ Capital Market on such date. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

The number of shares of ClearOne common stock outstanding as of April 12, 2019 was 16,630,597.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III is incorporated by reference from registrant’s proxy statement for the 2019 annual meeting of shareholders or an amendment to this Annual Report on Form 10-K, which will be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year ended December 31, 2018.

CLEARONE, INC.

Annual Report on Form 10-K For the year ended December 31, 2018

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

PART I

References in this Annual Report on Form 10-K to “ClearOne,” “we,” “us,” “CLRO” or “the Company” refer to ClearOne, Inc., a Delaware corporation, and, unless the context otherwise requires or is otherwise expressly stated, its subsidiaries.

ITEM 1. BUSINESS

GENERAL

ClearOne, Inc. (the Company) was incorporated in Utah in 1983 and reincorporated in Delaware on October 25, 2018. The Company is headquartered in Salt Lake City, Utah. The Company has other locations in Gainesville, Florida; Austin, Texas; Zaragoza, Spain; Shenzhen, China; Chennai, India; and Dubai, United Arab Emirates.

We have been a global market leader enabling conferencing, collaboration, and network streaming solutions. We design, develop and sell conferencing, collaboration and network streaming solutions for voice and visual communications. The performance and simplicity of our advanced comprehensive solutions offer unprecedented levels of functionality, reliability and scalability.

Our comprehensive line of high-quality conferencing and collaboration products are targeted for large, medium and small businesses, as well as for personal use. We have been a global market leader in the installed professional audio conferencing market, where our products are used in numerous industries such as enterprise, healthcare, education, government, legal and finance.

We have an established history of product innovation and plan to continue to apply our expertise in audio, video and networked AV to design, develop and introduce innovative new products and enhance our existing products. Our end-users range from some of the world’s largest and most prestigious companies and institutions to small and medium-sized businesses, higher education and government organizations, as well as individual consumers. We sell our commercial products to these end-users through a global network of independent distributors who, in turn, sell our products to dealers, systems integrators and other value-added resellers. We also sell directly to dealers, systems integrators and other value-added resellers. Our solutions save end-users time and money by creating a natural environment for collaboration and communication. Our partners, who are involved in system integration are benefitted with simpler project design and support costs with our products designed and built to work with each other seamlessly.

On December 4, 2018, we closed a subscription rights offering (the “Rights Offering”) in which we raised $10.0 million in gross proceeds. In the Rights Offering, we issued one subscription right to each of our shareholders for each share of our common stock that they held. Each subscription right entitled the shareholder to purchase one share of our common stock at a purchase price of $1.20 per share. At the closing, we sold 8,306,535 shares of our common stock and returned subscriptions for 754,868 shares that were oversubscribed after allocating oversubscribed shares on a pro-rata basis.

| 1 |

ITEM 1-BUSINESS

Company Information

Our website address is http://www.clearone.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports are available, free of charge, on our website in the “Investor Relations” section under “Company.” These reports are made available as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. These reports are also available on the SEC’s website, which is located at http://www.sec.gov.

For a discussion of certain risks applicable to our business, results of operations, financial position, and liquidity, see the risk factors described in “Item 1A, Risk Factors” below.

Our Business Strategy

The Company’s primary challenge is the loss in revenue due to infringement of our patents by competitors and consequent reduction in cash flows due to operating losses and litigation costs. Our current strategy consists of the following three elements to overcome this adverse situation:

●	Continue our product innovation to bring to market products that are needed by our partners and end-users
●	Cut costs to operate efficiently
●	Defend our intellectual property through litigation

We currently participate in the following markets:

●	All aspects of audio conferencing including installed professional audio conferencing through DSP mixers, USB based speakerphones and table-top conferencing;
●	Professional microphones to support audio and video collaboration through patented beamforming microphones, ceiling microphones and wireless microphones;
●

Visual collaboration in all forms including low-cost room appliances, professional cameras, Bring-Your-Own-Device and cloud video services encompassing conferencing, interactive whiteboarding, webinar, and wireless sharing; and

●	Audio Visual Networking which includes network media streaming, video walls, sound reinforcement and audio distribution.

Our business goals are to:

●	Maintain our leading global market share in professional installed audio conferencing products for large businesses and organizations;
●	Position ClearOne as the preferred AV channel partner uniquely offering a complete value-chain of natively integrated solutions from audio to video maximizing AV channel partner profitability;
●	Extend total addressable market from installed audio conferencing beachhead to adjacent complementary markets – microphones, video collaboration and AV networking;
●	Continue to leverage the video conferencing, collaboration and AV networking technologies to enlarge our current market share;
●	Focus on the small and medium business market with appropriately scaled, lower cost and less complex products and solutions;
●	Capitalize on the growing influence of information technology channels in the audio-visual market and introduce more solutions to these channels;
●

Capitalize on the convergence of audio visual and information technology to meet enterprise and commercial multimedia needs and the endusers’ transition from high-priced systems to low cost, complete AV room solutions and cloud services;

●	Leverage software-based platforms across all our product lines; and
●	Expand and strengthen our sales channels.

| 2 |

ITEM 1- BUSINESS

We will continue to focus on our core strengths, which include the following:

●	Providing a superior conferencing and collaboration experience;
●	Delivering the complete value chain for audio visual communication;
●	Extending our capabilities in product innovation through software based video collaboration and AV networking
●	Offering greater innovation, interoperability and value to our end-users and channel partners;
●	Leveraging and extending ClearOne technology, leadership and innovation;
●	Leveraging our strong domestic and international channels to distribute new products; and
●	Strengthening existing end-user and channel partner relationships through dedicated and comprehensive support.

PRODUCTS

Our products can be broadly categorized into the following:

●	Audio conferencing including installed DSP based professional audio conferencing, USB-based speakerphones and table-top audio conferencing
●	Professional microphones consisting of patented beamforming microphones, ceiling microphones and wireless microphones; and
●	Video products including video collaboration and AV networking

AUDIO CONFERENCING

Our full range of audio conferencing products include (i) professional installed DSP based audio conferencing and sound-reinforcement products used in enterprise, healthcare, education and distance learning, government, legal and finance organizations, (ii) mid-tier premium conferencing products for smaller rooms and small and medium businesses which interface with video and web conferencing systems, (iii) affordable USB-based speakerphones that can be used with PCs, laptops, tablets, smartphones, and other portable devices, and (iv) traditional tabletop conferencing phones used in conference rooms and offices.

Our audio conferencing products feature our proprietary HDConference®, Distributed Echo Cancellation® and noise cancellation technologies to enhance communication during a conference call by eliminating echo and background noise. Most of our products also feature some of our other HDConference proprietary audio processing technologies such as adaptive modeling and first-microphone priority, which combine to deliver clear, crisp and full-duplex audio. These technologies enable natural and fatigue-free communication between distant conferencing participants.

Our audio conferencing products contributed 49.5% and 50.4% of our consolidated revenue in 2018 and 2017, respectively.

Professional installed audio conferencing and sound reinforcement

We have been a global market leader in the professional installed audio conferencing market. We have been a pioneer in the development of high-end, professional conferencing products and we have established strong brand recognition for these products worldwide. Our installed professional conferencing products include the CONVERGE® Pro 2, CONVERGE Pro and CONVERGE SR product lines.

Our flagship CONVERGE Pro 2 and CONVERGE Pro product lines lead our professionally installed audio products line. The CONVERGE Pro product line includes the CONVERGE Pro 880, CONVERGE Pro 880T, CONVERGE Pro 880TA, CONVERGE Pro 840T, CONVERGE Pro 8i, CONVERGE Pro TH20 and CONVERGE Pro VH20, and the CONVERGE SR product line including CONVERGE SR1212 and SR1212A which together offer various levels of integration and features to allow a commercial system integrator to optimize a system to fit diverse conferencing applications and environments.

We began shipping a limited number of SKUs of the latest generation of CONVERGE Pro products broadly called as CONVERGE Pro 2 at the end of 2016. We added more SKUs to CONVERGE Pro 2 line which now includes CONVERGE Pro 2 128, CONVERGE Pro 2 128D, CONVERGE Pro 2 128T, CONVERGE Pro 2 128TD, CONVERGE Pro 2 128V, CONVERGE Pro 2 128VD, CONVERGE Pro 2 120, CONVERGE Pro 2 012, CONVERGE Pro 2 48T, CONVERGE Pro 2 48V, CONVERGE Pro 2 128SR and CONVERGE Pro 2 128SRD. We began shipping all SKUs in the CONVERGE Pro 2 line of products in 2017.

| 3 |

ITEM 1 - BUSINESS

CONVERGE Pro 2’s broad DSP platform satisfies clients’ diverse audio needs with these features:

●

Best-in-class audio delivered through next-gen Acoustic Echo Cancellation and Noise Cancellation processing with Acoustic Intelligence, advanced microphone gating and built-in DARE™ feedback elimination.

●	Powerful architecture with smaller footprint – 12 Mic/line inputs per unit, built-in USB audio interface, built-in optional Dante™ for networked audio.
●

Daisy-chainable design to support up to 144 Mic/line inputs, C-Link expansion bus with 64 channels and P-Link bus for scalable connection of peripheral devices including any combination of ClearOne peripheral devices, such as the new Beamforming Microphone Array 2, USB Expander unit, GPIO Expander unit and/or the new DIALOG® 20 Wireless Microphone system.

●	Supports video conferencing, audio and web conferencing, Skype® for Business meetings, in-room meetings, wireless presentation, and more.
●	Integration of VoIP or telephony, USB, and Dante™ for maximum functionality.
●	A new expansion bus that delivers increased audio-channel scalability to support large audio projects.
●	Ability to control local meeting rooms and audio distribution applications with flexible options – touch panel controller, BYOD dialer apps or 3rd party control modules.
●	Configure, manage, monitor and troubleshoot the entire system of auto-discovered devices with MatrixView™ and FlowView™ for visualized audio signal paths.

CONVERGE Pro 2 line of products is ably supported by a touch panel controller, a GPIO expansion box and a USB expansion box. CONVERGE Pro 2 VoIP SKUs are certified to interoperate with Cisco, Avaya and ShoreTel SIP based VoIP systems and also interoperate with Microsoft Skype for Business.

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

During 2018, we introduced and started shipping CONVERGE Huddle, another addition to the mid-tier premium conferencing line. CONVERGE Huddle is a versatile solution for multiple use huddle room environments at a price point that meets budget requirements for audio and video collaboration applications. CONVERGE Huddle connects to ClearOne or third-party peripheral devices, such as microphones, speakers, cameras, and display screens and applications such as Spontania®, Skype® for Business, GoToMeeting ™, WebEx® through single clutter-free connection via USB 3.0 to laptop. It comes with the latest Acoustic Echo Cancellation and Noise Cancellation algorithms and a user-friendly CONSOLE® software. It can be mounted easily under a table, behind a display, on a wall or in a rack.

Speakerphone

Our CHAT® product line of speakerphones includes affordable and stylish USB based personal and group speakerphones. CHAT speakerphones provide full-duplex and rich full bandwidth frequency response for superior audio clarity. CHAT products are designed for a wide variety of applications and devices (fixed or portable) for greatly enhanced collaboration wherever and whenever needed. CHAT speakerphones are offered either as personal speakerphones under CHAT 50, CHAT 60 or CHAT 70 SKUs or as group speakerphones under CHAT 150, CHAT 160 and CHAT 170 SKUs.

| 4 |

ITEM 1 - BUSINESS

CHAT 50/60/70 personal speakerphones are approximately the size of a deck of cards, and connect to PCs and MACs for rich, clear, hands-free audio and playback. CHAT 150 group speakerphones are designed for small group use. These can also connect many of the same devices and applications as the CHAT personal speakerphones but feature three microphones in larger design for use by a larger number of participants. CHAT 150/160/170 group speakerphones have the ability to add high-quality, full-duplex speakerphones to user enterprise telephone handsets such as Avaya and Cisco. CHAT group speakerphones make it possible to introduce rich, crystal clear conferencing capability without the need for introducing a separate traditional conference phone. CHATAttach® is comprised of two CHAT 150 group speakerphones which can be daisy-chained together to function as a single conferencing system for much larger coverage than a single CHAT 150. CHAT group speakerphones are integral to our media collaboration product line as our media collaboration products are tightly integrated with CHAT group speakerphones for high quality audio experience.

Tabletop Conferencing

Our tabletop conferencing product line offered under MAX® brand is comprised of the following product families: MAX EX and MAXAttach® wired conference phones; MAX Wireless and MAXAttach Wireless conference phones; and MAX IP and MAXAttach IP conferencing phones. Designed for use in executive offices or small conference rooms with multiple participants, MAX Wireless can be moved from room to room within 150 feet of its base station. MAXAttach Wireless was the industry’s first and remains the only dual-phone, completely wireless solution. This system gives customers tremendous flexibility in covering larger conference room areas. MAX EX and MAXAttach wired phones can be daisy chained together, up to a total of four phones. This provides even distribution of microphones, loudspeakers, and controls for better sound quality and improved user access in medium to large conference rooms. In addition, all MAXAttach wired phones can be used separately when they are not needed in a daisy-chain configuration. MAX IP and MAXAttach IP are VoIP tabletop conference phones which are based on the industry-standard SIP signaling protocol. These phones can also be daisy-chained together, up to a total of four phones.

PROFESSIONAL MICROPHONES

Our microphones contributed 32.0% and 32.1% of our consolidated revenue in 2018 and 2017, respectively.

Beamforming Microphone Array

ClearOne began shipping the first generation Beamforming Microphone Array in March 2013. This product works with CONVERGE Pro 880, CONVERGE Pro 880T, CONVERGE Pro 880TA and CONVERGE Pro 840T.

Beamforming Microphone Array 2, the next generation Beamforming Microphone Array started shipping in the last quarter of 2017 and affirmed ClearOne’s clear industry leadership with the following outstanding features:

●	Significantly enhanced and new echo cancellation, using direction of arrival determination for demanding acoustic environments.
●

Acoustic intelligence with adaptive ambience - faster convergence and better adaptation to changes in room acoustics, such as ambient noise from chairs moving, doors closing, chatter in the background, or any spikes in sound that alter the path of the audio, using separate acoustic echo cancellation for each fixed beam and inhibiting beam selection when the far end is active.

●	Dramatically better mic pickup, including using an augmenting microphone signal, sharpening the capability to detect softer voices.
●	Natural and clearly intelligible audio, even when two people speak at once.
●	Zero consumption of analog I/O and signal processing in the DSP mixer leaving those resources available for other needs.
●	Single cable for power, audio and control.
●	Two power options – P-Link and POE.
●	Daisy-chains with all ClearOne P-Link devices and works with CONVERGE Pro 2 DSP AEC mixers.
●	Easy configuration and management through CONSOLE software.

| 5 |

ITEM 1 - BUSINESS

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

This product line was further strengthened in 2018 by the introduction of the Ceiling Microphone Array Analog-X and Ceiling Microphone Array Dante series of ceiling microphones. These products feature superior sound quality, adjustability for desired height from 0 to 7 feet and numbered microphone elements for easy identification

Wireless Microphones

In 2013, ClearOne introduced WS800 Wireless Microphone Systems, including four new models of wireless microphones/transmitters (Tabletop/boundary, Gooseneck, Handheld, Bodypack) and a base-station receiver with either 4 or 8 channels, which connect to professional audio mixers. Since the Sabine acquisition in 2014, our portfolio of wireless microphone systems was enhanced by the introduction of digital compressed versions, Dante standard compatible versions and more frequency ranges catering to various international markets.

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

VIDEO

Our video products include video collaboration and AV networking products. Our video products contributed 18.5% and 17.5% of our consolidated revenue in 2018 and 2017, respectively.

Video Collaboration:

Our Media Collaboration suite of products is led by our comprehensive portfolio of industry-leading COLLABORATE® branded videoconferencing and collaboration solutions.

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

Our Media Collaboration series also include Spontania cloud video, audio and web conferencing service that can be deployed on-premises or in the cloud. Spontania offers all sort of collaboration tools such as screen sharing, application sharing, whiteboard, annotation over presentation, recording, hand-raise and chat. The service is targeted for any workspace including mobile, desktop and rooms of any size; and multiple use cases including meetings, classrooms and training sessions.

| 6 |

ITEM 1 - BUSINESS

Bring your own video and web conferencing – COLLABORATE Versa series offer a USB PTZ camera, a speakerphone and a central hub that connects the laptop to the meeting room peripherals via single USB 3.0 connectivity. COLLABORATE Versa, compatible with Cisco WebEx, Google Hangouts, Microsoft Skype for Business and more, is also bundled with 90-days subscription of Spontania cloud video, audio and web conferencing. This solution is targeted at huddle spaces and medium conference rooms.

UNITE 200/150 is a professional-grade PTZ camera series supporting USB, HDMI and IP connectivity. It delivers 1080p HD resolution, 12X optical zoom and is compatible with PC-based and Pro-AV applications, supporting wide range of meeting spaces.

AV Networking

Our AV networking products are primarily sold under VIEW® and VIEW Pro brands and deliver the ultimate IP A/V experience by streaming time sensitive high definition audio and video and control over TCP/IP networks. By combining audio and/or video content, meta-data and control signals into one digital stream in harmony with industry standards, its distributed, edge of the network architecture allows the hardware and the processing power to be distributed across any existing TCP/IP network. This leverages many of the advantages of using TCP/IP over traditional analog systems and other centrally controlled IP-based systems. The ClearOne VIEW and VIEW Pro products are powered by ClearOne’s patented StreamNet® technology. A user can activate and control a single audio source or combination of audio sources, video sources, security systems, HVAC systems, lighting, and other room or facility monitoring functions such as paging or security access by just a single touch to its attractive touch screens. Alternatively, any PC, laptop, tablet, iPod, or other device with a built-in web browser with Flash can control the equipment connected to the system. The VIEW and VIEW Pro systems have no limits on the numbers of sources, displays, or amplifiers in a project and can be used in venues from high-end residential homes to large-scale commercial projects. The number of devices could be determined by the network bandwidth availability, number of media streams and its bandwidth requirements.

Converting an audio or video signal to TCP/IP preserves the digital quality of the signal across the network. Unlike analog systems, which lose quality over long distances, TCP/IP packets are decoded to retain the same digital quality as when they were encoded. The addition of Digital Encoder and Digital Decoder products with DVI/HDMI input and output enhances the flexibility of complete AV distribution system and makes it as easy to use as analog devices.

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

VIEW CONSOLE software gives integrators a comprehensive platform from which to configure, manage, monitor, and control VIEW system installation using an easy, modern interface. The new toolset, which spotlights the latest in advanced software development technologies, works across ClearOne’s full line of VIEW/VIEW Pro products. In 2017, we released an updated version of VIEW CONSOLE and PANORAMA software applications.

During 2018, the VIEW line of products was strengthened by the introduction of VIEW Lite. The VIEW Lite series which includes an encoder, a decoder and a controller, provide essential functionality that meets the full needs of simple AV over IP applications while simultaneously delivering superb price-to-performance value.

MARKETING AND SALES

We use a two-tier channel model through which we sell our commercial products to a worldwide network of independent professional audiovisual, information technology and telecommunications distributors, who then sell our products to independent systems integrators, dealers, and value-added resellers, who in turn work directly with the end-users of our products for product fulfillment and installation, if needed. Our products are also specified and recommended by professional audio-visual consultants. We also sell our commercial products directly to certain dealers, systems integrators, value-added resellers, and end-users.

| 7 |

ITEM 1 - BUSINESS

Our product sales generated in the United States and outside the United States for the years ended December 31 are as follows:

Revenue in millions	2018		2017
	Revenue	%	Revenue	%
In the United States	$14.8	53%	$24.6	59%
Outside United States	13.4	47%	17.2	41%
	$28.2	100%	$41.8	100%

We sell directly to our distributors and resellers in approximately 62 countries worldwide. We anticipate that the portion of our total product revenue from international sales will continue to be a significant portion of our total revenue as we further enhance our focus on developing new products, establishing new channel partners, strengthening our presence in key growth areas, complying with regional environmental regulatory standards, and improving product localization with country-specific product documentation and marketing materials.

Distributors, Resellers and Independent Integrators

We sold our products directly to approximately 360 distributors and direct resellers throughout the world during 2018. Distributors and resellers purchase our products at a discount from list price and resell them worldwide to hundreds of independent systems integrators, telephony value-added resellers, IT value-added resellers, and PC dealers on a non-exclusive basis. Our distributors maintain their own inventory and accounts receivable and are required to provide technical and non-technical support for our products to the next level of distribution participants. We work with our distributors and resellers to establish appropriate inventory stocking levels. We also work with our distributors and resellers to maintain relationships with our existing systems integrators, dealers, and other value-added resellers.

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

Customers

Since we sell through distributors and value-added resellers, we do not have comprehensive information on end-users who ultimately use our products. As a result, we do not know whether any end-user accounted for more than 10 percent of our total revenue during any of the periods reported in this Annual Report. Our customers are distributors and value-added resellers. During the year ended December 31, 2018, no customer accounted for more than 10% of consolidated revenue. During the year ended December 31, 2017 sales to Starin Marketing represented approximately 16% of consolidated revenue with no other customer accounting for more that 10 percent. Starin Marketing ceased to be a ClearOne distributor in 2018.

As discussed above, distributors facilitate product sales to a large number of independent systems integrators, dealers, and value-added resellers, and subsequently to their end-users. The loss of one or more distributors could reduce revenue and have a material adverse effect on our business and results of operations. Our orders fulfilled on which we had not recognized revenue were $0.3 million and $4.6 million as of December 31, 2018 and 2017, respectively. We had a backlog of unfulfilled orders of approximately $0.3 million and $0.2 million as of December 31, 2018 and 2017, respectively.

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

We believe the following principal factors drive our sales:

●	Quality, features and functionality, and ease of use of the products.
●	Broad and deep global channel partnerships.
●	Brand name recognition and acceptance.
●	Effective sales and marketing.
●	Quality of sales and technical support services.
●	Significant established history of successful worldwide installations for diverse vertical markets.

In the professional audio conferencing system and sound reinforcement markets our main competitors include AcousticMagic, AMX Biamp, BOSE, Crestron, Extron, Harman International/BSS, Peavey, Phoenix Audio, Polycom, QSC, Shure, Symetrix, Vaddio and Yamaha and their original equipment manufacturing (OEM) partners, along with several other companies potentially poised to enter the market.

Our primary competitors in the USB-based speakerphones market are GN Netcom (Jabra), Logitech, Phoenix Audio, Plantronics, Polycom, and Yamaha and their OEM partners.

In the tabletop audio conferencing market, we face significant competition from Avaya/Konftel, Phoenix Audio, Polycom and Yamaha, and especially from their OEM partnerships. A significant portion of the tabletop market is covered by sales through OEM partnerships. While we believe MAX products have unique features and superior quality, our limited OEM partnerships and pricing pressures from higher volume competitors limit our ability to expand our existing share of this market.

In the microphones market, our primary competitors include AKG, Audio Technica, Audix, Avlex/Mipro, Beyerdynamic, Biamp, Clock Audio, Lectrosonics, Nureva, Mediavision/Taiden, Polycom, Phoenix Audio, Sennheiser, Shure, TeachLogic, TOA, Yamaha/Revolabs and Vaddio and their OEM partners.

Our video conferencing products face tremendous competition from well established players as well as emerging players, including Acano/CISCO, Adobe Connect, Amazon Chime, Avaya (Radvision), Aver, Barco, Blackboard Collaborate, Blue Jeans, Cisco, Citrix, Fuze, Huawei, InFocus, Kramer, LifeSize, Magor, Pexip, Polycom, Microsoft Skype for Business, Starleaf, Telylabs, UNIFY, Videxio, Vidyo, Yealink, Zoom and ZTE.

Our AV networking products face intense competition from a few well-established corporations of diversified capabilities and strengths, including AMX, Atlona, Aurora Multimedia, Barco, Biamp, Cisco, Crestron, Extron, Gefen, Goopie, Haivision, Hall Research, Infocus (Jupiter), Key Digital, Kramer, Liberty AV, Magenta Research, Matrox, Mediasite, Ncast, RGB Spectrum, SVSi/Harman, voLANte, Teracue, tvONE, VBrick, Visionary Solutions, WyreStorm and ZeeVee. We believe that our software based patented technology delivers superior audio and video streaming performance and flexibility and provides us with a competitive edge over other industry players.

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

Sources and Availability of Raw Materials

We manufacture our products through electronics manufacturing services (“EMS”) providers, who are generally responsible for sourcing and procuring required raw materials and components. Most of the components that our EMS providers require for manufacturing our products are readily available from a number of sources. During 2017, we witnessed a significant tightening of the electronics market with demand for electronic products especially for memories and processors far exceeding the supply caused price increases and longer fulfillment cycles. During 2018 the fulfillment cycles improved.

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

Research and Product Development

We are committed to research and product development and view our continued investment in research and product development as a key ingredient to our long-term business success. Our research and product development expenditures were approximately $7.8 million and $9.3 million during the years ended December 31, 2018 and 2017, respectively.

Our core competencies in research and product development include (a) many audio technologies, including acoustic echo cancellation, noise cancellation and other advanced adaptive digital signal processing technologies, (b) networking and multimedia streaming technologies,  (c) video technologies, and (d) cloud technologies. We also have expertise in wireless technologies, VoIP, software and network system development. We believe that continued investment in our core technological competencies is vital to developing new products and to enhancing existing products.

Intellectual Property and Other Proprietary Rights

We believe that our success depends in part on our ability to protect our proprietary rights. We rely on a combination of patent, copyright, trademark, and trade secret laws and confidentiality agreements and processes to protect our proprietary rights.

As of December 31, 2018, we had approximately 90 patents and 13 pending patent applications, including foreign counterpart patents and foreign applications. Our patents and pending patent applications cover a wide range of our products and services including, but not limited to acoustic echo cancellation, beamforming microphone arrays, systems that enable streaming media over IP networks, algorithms for video processing, wireless conferencing systems, spatial audio, and technologies for the Internet of Things. The durations of our patents are determined by the laws of the country of issuance. For the U.S., patents may be 17 years from the date of issuance of the patent or 20 years from the date of its filing, depending upon when the patent application was filed. In addition, we hold numerous U.S. trademarks. The laws of foreign countries may not protect our intellectual property to the same degree as the laws of the United States.

| 10 |

ITEM 1 - BUSINESS

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

The Company is involved in patent infringement lawsuits against Shure Inc. ("Shure").

On April 24, 2017, Shure initiated litigation against the Company in the matter styled Shure Inc. v. ClearOne, Inc., 1:17-cv-03078, which is pending in the United States District Court for the Northern District of Illinois, Eastern Division, before the Honorable Edmond E. Chang. Shure’s initial complaint sought a declaratory judgment for non-infringement and invalidity of the Company’s U.S. Patent No. 9,635,186 ("’186 Patent") and Patent No. 9,264,553 ("’553 Patent"). In early 2018, Shure added a claim that the ‘186 Patent is unenforceable. The Court dismissed Shure’s request for declaratory judgment relating to the ’553 Patent, which at the time in 2017, had not been asserted by the Company against any defendant and had been submitted to the USPTO for reissue. The Company has filed counterclaims against Shure for willful infringement of the Company’s ’186 Patent and the Company’s U.S. Patent No. 9,813,806 ("’806 Patent").

On April 10, 2019, the Company filed a new lawsuit against Shure in the United States District Court for the Northern District of Illinois, Eastern Division, styled ClearOne, Inc. v. Shure Inc., 1:19-cv-02421.  In this lawsuit, the Company asserts claims against Shure for infringement of the Company’s ’553 Patent and for trade secret misappropriation.

Employees

As of December 31, 2018, we had 130 full-time employees. Of these employees, 88 were located in the U.S. and 42 in locations outside the U.S. None of our employees are subject to a collective bargaining agreement and we believe our relationship with our employees is good. We also hire contractors with specific skill sets to meet our operational needs.

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

In connection with the audit of our consolidated financial statements as of December 31, 2017, our independent registered public accounting firm identified deficiencies in our system of internal control over financial reporting that it considered to be a material weakness related to the accurate and timely reporting of our financial results and disclosures for the fiscal year ended December 31, 2017 and our testing and assessment of the design and operating effectiveness of internal controls over financial reporting in a timely manner. The Public Company Accounting Oversight Board's Auditing Standard No. 5 defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.  See Part II, Item 9A, “Controls and Procedures.”

| 11 |

ITEM 1A - RISK FACTORS

The management conducted an evaluation of the effectiveness of our internal control over financial reporting for the year ended December 31, 2018 based on the framework set forth in Internal Control - Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission, concluding that remediation of the material weakness identified during the 2017 audit has not yet been completed.

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

We currently rely primarily on a combination of trade secrets, copyrights, trademarks, patents, patents pending, and nondisclosure agreements to establish and protect our proprietary rights in our products. Our success is dependent in part on obtaining, maintaining and enforcing our intellectual property rights. If we are unable to obtain, maintain and enforce intellectual property legal protection covering our products, then no assurances can be given that others will not independently develop technologies similar to ours, or duplicate or design around aspects of our technology. In addition, we cannot assure that any patent or registered trademark owned by us will not be invalidated, circumvented or challenged, or that the rights granted thereunder will provide competitive advantages to us. Costly litigation may be necessary to enforce our intellectual property rights. We believe our products and other proprietary rights do not infringe upon any proprietary rights of third parties; however, we cannot ensure that third parties will not assert infringement claims in the future. We currently hold only a limited number of patents. To the extent that we have patentable technology that is material to our business and for which we have not filed patent applications, others may be able to use such technology or even gain priority over us by patenting such technology themselves, which could have a material adverse effect on our business. With respect to any patent application we have filed, we cannot ensure that a patent will be awarded.

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

We market our products primarily through a network of distributors who in turn sell our products to value-added resellers. All of our agreements with such distributors and other distribution participants are non-exclusive, terminable at will by both parties, and generally short-term. No assurances can be given that any or all such distributors or other distribution participants will continue their relationship with us. Distributors and, to a lesser extent, value-added resellers cannot easily be replaced and any loss of revenues from these and other sources or our inability to reduce expenses to compensate for such loss of revenue could adversely affect our net revenue and profit margins.

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

| 13 |

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

Additionally, the sourcing and availability of raw materials necessary for our EMS providers to manufacture certain of our products, including "conflict minerals" has been and could continue to be significantly constrained, which is likely to result in continued elevated price levels. Furthermore, compliance with SEC disclosure and reporting requirements in the future regarding the use of "conflict minerals" mined from the Democratic Republic of Congo and adjoining countries could adversely affect the sourcing, supply and pricing of materials used in our products. As a result, we may not be able to obtain the materials necessary to manufacture our products, which could force us to cease production or search for alternative supply sources, possibly at a higher cost. Such disruptions may have a material adverse effect on our business, financial condition, results of operations and cash flows.

| 14 |

ITEM 1A - RISK FACTORS

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

We hold approximately $9.0 million in long-term inventories. There can be no assurance that we will be able to successfully anticipate changing consumer preferences and product trends or economic conditions and, as a result, we may not successfully monetize our long-term inventory. Inventory levels in excess of consumer demand may result in inventory write-downs and the sale of excess inventory at discounted prices, which could have an adverse effect on the image and reputation of our brands and negatively impact profitability.

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

On December 22, 2017, Pub. L. No. 115-97 (informally known as the Tax Cuts and Jobs Act) (the "Tax Act") was enacted into law. The Tax Act makes significant changes to the Internal Revenue Code of 1986, as amended (the "Code"). In particular, the Tax Act reduces the maximum corporate tax rate from 35% to 21%. The full ramifications of the Tax Act remain unclear and will likely remain unclear until further Treasury guidance is issued. Key provisions of the Tax Act that could impact us and the market price of our shares include:

●	temporarily reducing individual U.S. federal income tax rates on ordinary income; the highest individual U.S. federal income tax rate was reduced from 39.6% to 37% (through tax years beginning before January 1, 2026);
●	eliminating miscellaneous itemized deductions and limiting state and local tax deductions;
●	a requirement for companies to pay a one-time transition tax on the earnings of certain foreign subsidiaries that were previously tax deferred;
●	the creation of new taxes (global intangible low-taxed income, or GILTI) on certain foreign-source earnings;
●	reducing the maximum corporate income tax rate from 35% to 21%;
●

limiting the deduction for net operating losses incurred after December 31, 2017 to 80% of taxable income (prior to the application of the dividends paid deduction), where taxable income is determined without regarding to the net

●	operating loss deduction itself, and generally eliminating net operating loss carrybacks and allowing unused net operating losses to be carried forward indefinitely;
●	creating a new limitation on the deduction of net interest expense for all businesses other than certain real estate businesses that make an election to not be subject to such limitation;
●	expanding the ability of businesses to deduct the cost of certain purchases of property in the year in which such property is purchased; and
●	eliminating the corporate alternative minimum tax.

In addition to the foregoing, the Tax Act may impact our distributors, resellers, customers, and the overall economy, which may have an effect on us. It is not possible to state with certainty at this time the effect of the Tax Reform Act on us and on an investment in our shares.

| 17 |

ITEM 1A - RISK FACTORS

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

| 18 |

ITEM 1A - RISK FACTORS

Our stock price may in the future not meet the minimum bid price for continued listing on the Nasdaq Capital Market. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from The Nasdaq Capital Market.

Nasdaq Listing Rule 5450(a)(1) provides that the closing bid price for our common stock may not be below $1.00 per share for any period of 30 consecutive trading days to maintain our continued listing on The Nasdaq Capital Market ("Minimum Bid Price Rule"). Although we are currently in compliance with the Minimum Bid Price Rule, there can be no assurance that our common stock will continue to satisfy this rule. If we were to fail to comply with the Minimum Bid Price Rule in the future and became subject to delisting, such delisting from Nasdaq would adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting also could have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

Rights to acquire our common stock could result in dilution to other holders of our common stock.

As of December 31, 2018, there were outstanding options to acquire approximately 624,256 shares of our common stock at a weighted average exercise price of $8.87 per share. During the terms of these options, the holders thereof will have the opportunity to profit from an increase in the market price of the common stock. The existence of these options may adversely affect the terms on which we can obtain additional financing, and the holders of these options can be expected to exercise such options at a time when we, in all likelihood, would be able to obtain additional capital by offering shares of our common stock on terms more favorable to us than those provided by the exercise of these options.

The sale of additional shares of our common stock could have a negative effect on the market price of our common stock.

The sale of substantial amounts of our common stock in the public market, such as the Rights Offering,  could adversely affect prevailing market prices and could impair our ability to raise capital through the sale of our equity securities. Most shares of common stock currently outstanding are eligible for sale in the public market, subject in certain cases to compliance with the requirements of Rule 144 under the securities laws. Shares issued upon the exercise of stock options granted under our stock option plan generally will be eligible for sale in the public market. We also have the authority to issue additional shares of common stock and shares of one or more series of preferred stock. The issuance of such shares could dilute the voting power of the currently outstanding shares of our common stock and could dilute earnings per share.

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

Our intangible assets include capitalized legal expenses net of amortization of $6.6 million related to our defense of patents from infringement by our competitors. Legal expenses have been capitalized upon satisfaction of two conditions: (a) a determination being made that a successful defense of this litigation is probable, and (b) that the monetary benefits arising out of such successful defense will be in excess of the costs for the defense. If either one of these conditions fail to be satisfied in the future, the carrying amount in the books may have to be written off either completely or partially. There can be no assurance that we will be successful in the defense of these litigation claims, in whole or in part.

| 19 |

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We occupy a 5,000 square-foot facility in Gainesville, Florida under the terms of an operating lease that expires in February 2021 with the possibility of renewing the lease for 10 more years. The Gainesville facility was used primarily to support our research and development activities.

We currently occupy a 21,443 square-foot facility in Salt Lake City, Utah under the terms of an operating lease expiring in March 2024, with an option to extend for additional five years. The facility supports our principal administrative, sales, marketing, customer support, and research and product development activities.

We occupy a 10,700 square-foot warehouse in Shenzhen, China under the terms of an operating lease expiring in September 2019, which serves as manufacturing support center for Asia.

We occupy a 7,070 square-foot facility in Austin, Texas - under the terms of an operating lease expiring in October 2019. This facility supports our sales, marketing, customer support, and research and development activities.

We occupy a 40,000 square-foot warehouse in Salt Lake City, Utah under the terms of an operating lease expiring in April 2025, which serves as our primary inventory fulfillment and repair center.

We occupy a 3,068 square-foot facility in Zaragoza, Spain - under the terms of an operating lease expiring in March 2020. This facility supports our customer support, and research and development activities.

We occupy a 6,175 square-foot facility in Chennai, India - under the terms of an operating lease expiring in August 2021. This facility supports our administrative, marketing, customer support, and research and product development activities.

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

| 20 |

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NASDAQ Capital Market under the symbol CLRO. On April 12, 2019, there were 16,630,597 shares of our common stock issued and outstanding held by approximately 300 shareholders of record. Each broker dealer or a clearing corporation that holds shares for customers is counted as a single shareholder of record.

Dividends

The Company paid a cash dividend of $0.07 per share of ClearOne common stock in the first quarter of 2018. As part of the focus on preserving cash in connection with our litigation to defend our strategic patents from infringement, on June 13, 2018, the Company announced the suspension of its dividend program until such time as the Company deems it appropriate to once again declare dividends.

Issuer Purchases of Equity Securities

On March 1, 2017, the Board of Directors of the Company renewed and extended the repurchase program until March 8, 2018 for up to an additional $10 million of common stock over the next twelve months. In connection with the repurchase extension authorization, the Company was authorized to complete the repurchases through open market transactions or through an accelerated share repurchase program, in each case to be executed at management’s discretion based on business and market conditions, stock price, trading restrictions, acquisition activity and other factors. All the transactions effectuated under this program occurred in open market purchases. This program terminated in March 2018.

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

Before the program was terminated in March 2018, the Company acquired 17,549 shares at an average price of $8.39 per share during 2018.

Sales of Unregistered Securities

None.

| 21 |

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

Not applicable.

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

We derive a major portion of our revenue from audio conferencing products and microphones by promoting our products in the professional audio-visual channel. We have extended our total addressable market from the installed audio conferencing market to adjacent complementary markets – microphones, video collaboration and AV networking. We have achieved this through strategic technological acquisitions as well as by internal product development.

During 2018, seven more patents related to video synchronization, speech technology, integrated microphone array and ceiling or wall tile, echo cancellation with beamforming microphone array, audio distribution over local area networks, and USB to Bluetooth audio bridging were issued to us. Additionally, during 2018 we continued our serious litigation efforts to stop infringement of two of our strategic patents. We introduced a new ceiling microphone array product line and made improvements to our VIEW Pro and Converge Pro 2 product lines. We also started shipping CONVERGE Huddle, an affordable DSP mixer during the year. We also launched many new products including COLLABORATE Space, CONVERGE Amplifier and wireless microphone systems in 537-563 MHz range at our industry’s largest trade show in North America. We have also been focusing on company-wide cost cutting programs and speeding up product development that we believe will enable us to surpass our competitors. On the sales and marketing front, our initiatives included revamping our manufacturer representatives in the U.S., bringing more system integrators and valued added resellers to partner with us directly, creating a robust program to focus on and support our strategic partners in the U.S. and bringing on new channel partners to boost sales opportunity funnels.

Additionally, we fortified our cash position through an oversubscribed subscription rights offering (the "Rights Offering") which closed on December 4, 2018 and which raised $9.9 million (net of stock issuance costs). In the Rights Offering, we issued one subscription right to each of our shareholders for each share of our common stock that they held. Each subscription right entitled the shareholder to purchase one share of our common stock at a purchase price of $1.20 per share. At the closing, we sold 8,306,535 shares of our common stock and returned subscriptions for 754,868 shares that were oversubscribed after allocating oversubscribed shares on a pro-rata basis.

Overall revenue declined in 2018 across all product groups. The on-going infringement of ClearOne’s patents is the major cause of our revenue decline in the audio conferencing and microphones categories. We are inappropriately being forced to compete against our own patented technology. We believe the revenue decline in video products was caused partially by increased competition in the space as well as due to reduced attention from our partners caused by the alternatives made available through infringement of our patents.

Our gross profit margin decreased in 2018 to 47% compared to 57% in 2017. Gross profit margin decreased primarily due to a decline in licensing revenues and reduced overhead absorption into inventory as we continue to reduce our net spend on inventory. Net loss increased from $14.2 million in 2017 to $16.7 million in 2018. Net loss in 2018 was primarily due to operating losses of about $10.3 million and $6.4 million in tax expense caused by recording a full valuation allowance on our net deferred tax assets.

Industry conditions

We operate in a very dynamic and highly competitive industry which is dominated on the one hand by a few players with respect to certain products like traditional video conferencing appliances while on the other influenced heavily by a fragmented reseller market consisting of numerous regional and local players. The industry is also characterized by venture capitalist funded start-ups and private companies willing to fund cumulative cash losses in order to gain market share and achieve certain non-financial goals.

| 22 |

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Economic conditions, challenges and risks

The audio-visual products market is characterized by intense competition and rapidly evolving technology. Our competitors vary within each product category. Our installed professional audio conferencing products, which is our flagship product category, continue to be ahead of the competition despite the reduction in revenues. Our strength in this space is largely due to our fully integrated suite of products consisting of DSP mixers, wide range of professional microphone products and video collaboration products. Despite our strong leadership position in the installed professional audio conferencing market, we face challenges to revenue growth due to the limited size of the market and pricing pressures from new competitors attracted to the commercial market due to higher margins.

Despite the decline in revenue, our video products are critical to our long term growth. We face intense competition in this market from well-established market leaders as well as emerging players rich with marketing funds. We expect our strategy of combining Spontania, our cloud-based video conferencing product, Collaborate, our appliance-based media collaboration product, our high quality professional cameras, and our high-end audio conferencing technology will generate high growth in the near future. We believe we are also well positioned to capitalize on the continuing migration away from the traditional hardware-based video conferencing systems to software-based video conferencing applications.

We derive a major portion of our revenue (approximately 47% for the year ended December 31, 2018) from international operations and expect this trend to continue in the future. Most of our revenue from outside the U.S. is billed in U.S. dollars and is not exposed to any significant currency risk. However, we are exposed to foreign exchange risk if the U.S. dollar is strong against other currencies as it will make U.S. Dollar denominated prices of our products less competitive.

Deferred Revenue

Deferred revenue decreased by $4.3 million to $0.3 million in 2018, primarily due to the effect of the new revenue recognition standard that became effective January 1, 2018.

DISCUSSION OF RESULTS OF OPERATIONS

The following table sets forth certain items from our consolidated statements of operations and comprehensive loss for the years ended December 31, 2018 and 2017, together with the percentage change each item represents. Throughout this discussion, we compare results of operations for the year ended December 31, 2018 (“2018”) to the year ended December 31, 2017 (“2017” or “the comparable period”).

(In thousands, except percentages)	2018	2017	Percentage Change 2018 vs 2017
Revenue	$28,156	$41,804	-33%
Cost of goods sold	14,785	17,795	-17%
Gross profit	13,371	24,009	-44%
Sales and marketing	9,908	10,996	-10%
Research and product development	7,840	9,342	-16%
General and administrative	5,950	7,161	-17%
Impairment of intangible assets	—	769	100%
Impairment of goodwill	—	12,724	100%
Legal settlement paid/(received)	—	(790)	100%
Operating expenses	23,698	40,202	-41%
Operating loss	(10,327)	(16,193)	36%
Loss before income taxes	(10,247)	(15,893)	36%
Provision for/(benefit from) income taxes	6,440	(1,721)	-474%
Net loss	(16,687)	(14,172)	-18%

| 23 |

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue

Our revenue decreased to $28.2 million in 2018 compared to $41.8 million in 2017. The highest decline was seen in audio conferencing category with 34% decline followed by microphones with 33% decline and video products with 29% decline. The decline in audio conferencing category was due to decline in licensing revenue, CONVERGE Pro product line and INTERACT Pro. An increase in revenues from CONVERGE Pro 2 was not sufficient enough to offset the decline in the CONVERGE Pro product line. The decline in microphones category was due to decline in all microphones especially beamforming microphones and wireless microphones. During 2017, a big project contributed significant revenues from video products. Absence of such a project in 2018 made decline in revenue from video products sharper. The on-going infringement of ClearOne’s patents is the major cause of our revenue decline in audio conferencing and microphones categories. We believe the revenue decline in video products was caused partially by increased competition in the space as well as due to reduced attention from our partners caused by the alternatives made available through infringement of our patents.

The share of audio conferencing products in our product mix declined marginally from 50.4% to 49.5%. The share of microphones remained almost the same from 32.1% in 2017 to 32.0% in 2018. Share of video products in the revenue mix increased marginally from 17.5% in 2017 to 18.5% in 2018.

During 2018, revenue declined across all major markets. The decline was more pronounced in the USA, China, Japan, Southern Europe and Australia. Asia Pacific including Middle East decreased by 29%, Europe and Africa declined by 16% and Americas declined by about 37%.

We believe, although there can be no assurance, that we will return to growth path when our strategic initiatives namely product innovation, cost reduction and defense of our intellectual property succeed.

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

Our gross profit during 2018 was approximately $13.4 million or 47% compared to approximately $24.0 million or 57% in 2017. Gross profit margin decreased primarily due to a decline in licensing revenues and reduced overhead absorption into inventory as we continue to reduce our net spend on inventory.

Our profitability in the near-term continues to depend significantly on our revenues from audio conferencing products. We hold long-term inventory and if we are unable to sell our long-term inventory, our profitability might be affected by inventory write-offs and price mark-downs. Our long-term inventory includes approximately $2.7 million of wireless microphones related finished goods and assemblies, $2.7 million of CONVERGE Pro and CONVERGE Pro 2 products and about $1.0 million of raw materials that will be used for manufacturing installed professional audio conferencing products.

Operating Expenses and Profits (Losses)

Operating income/(loss), or income/(loss from operations, is the surplus or deficit after operating expenses are deducted from gross profits. Operating expenses include sales and marketing (“S&M”) expenses, research and product development (“R&D”) expenses and general and administrative (“G&A”) expenses. Total operating expenses were $23.7 million in 2018, compared to $40.2 million in 2017, which included $13.5 million in impairment of goodwill and intangible assets. The following contains a more detailed discussion of expenses related to sales and marketing, research and product development, general and administrative, and other items.

Sales and Marketing S&M expenses include sales, customer service, and marketing expenses such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses.

S&M expenses in 2018 decreased by 10% from $11.0 million in 2017 to $9.9 million in 2018. The decrease was mainly due to decreases in commissions to independent reps, payments to consultants, inventory costs for demonstration equipment, employee related costs and tradeshow exhibition costs.

| 24 |

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Research and Product Development R&D expenses include research and development, product line management, engineering services, and test and application expenses, including employee-related costs, outside services, expensed materials, depreciation, and an allocation of overhead expenses.

R&D expenses decreased during 2018 to $7.8 million from $9.3 million in 2017. The decrease was primarily due to decreases in R&D project costs and employee-related costs.

General and Administrative G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs, and corporate administrative costs, including costs related to finance and human resources.

G&A expenses were approximately $6.0 million in 2018 compared with approximately $7.2 million in 2017. The decrease was primarily due to decreases in legal expenses, employee related costs and stock based compensation partially offset by an increase in amortization expenses.

Impairment of Goodwill and Intangibles

We recognized impairment of goodwill of $12.7 million and intangibles of $0.8 million during the twelve months ended December 31, 2017. There were no such impairment charges during the years ended December 31, 2018. The analysis for impairment was mainly triggered due to the decrease of our market capitalization. We recorded impairment charges upon the determination that the carrying value of certain intangibles and goodwill is in excess of the implied fair value of such assets.

Provision for income taxes

The effective tax benefit rate was 62.9% (benefit) in 2018 as compared to effective tax rate of 10.7% during 2017. The decrease in the effective tax rate was primarily due to the recording of a full valuation allowance on the Company’s net deferred tax assets.

Income tax expense for 2018 was $6.4 million as compared to $1.7 million of benefit from income taxes in 2017. The current year loss did not result in income tax benefit due to recording a valuation allowance of $6.5 million in 2018-Q3 on the related net deferred tax assets. The valuation allowance was recorded as we concluded that it was more likely than not that our deferred tax assets were not realizable primarily due to the Company's recent pre-tax losses.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

As of December 31, 2018, our cash and cash equivalents were approximately $11.2 million compared to $5.6 million as of December 31, 2017. Our working capital was $28.4 million and $23.3 million as of December 31, 2018 and 2017, respectively.

Net cash flows used in operating activities were approximately $6.6 million during 2018, a decrease of approximately $2.7 million from $9.3 million used in operating activities in 2017. The decrease was primarily due to reduction of changes in inventories by $10.9 million partially offset by a decrease in non-cash charges of $5.1 million and an increase in net loss by $2.5 million.

Net cash flows provided by investing activities were $3.2 million during 2018 compared to net cash flows provided by investing activities of $10.2 million during 2017, a decrease of $7.0 million during 2018. The decrease was primarily due to a decrease in net sales of marketable securities of $5.1 million partially offset by an increase in capitalized patent defense costs by $2.4 million.

Capitalization of patent defense costs. We capitalize external legal costs incurred in the defense of our patents when we believe that a significant, discernible increase in value will result from the defense and a successful outcome of the legal action is probable. When we capitalize patent defense costs we amortize the costs over the remaining estimated useful life of the patent, which is 15 to 17 years. During 2018 we spent $4.7 million of legal costs related to the defense of our patents and capitalized the entire amount.

Net cash provided by financing activities increased in 2018 by $16.7 million primarily due to raising of additional capital through a rights offering of $9.9 million, reduction of payments for stock and options repurchases by $5.3 million and reduction in dividend payments by $1.7 million.

| 25 |

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are currently pursuing all available legal remedies to defend our strategic patents from infringement. We have already incurred approximately $8.5 million in costs from 2016 through December 31, 2018 towards this litigation and may be required to incur more to continue to enforce our patents. We have been actively engaged in preserving cash by suspending our dividend program, allowing the share repurchase program to expire and implementing company-wide cost reduction measures. In addition, we raised additional proceeds of $9.9 million (net of issuance costs) from the Rights Offering, which we closed in December 2018. We also believe additional cash will be generated as we consume our inventory and bring it down to historical levels. We also believe that the measures taken by us to defend our patents and enforce our intellectual property rights will yield higher revenues in the future. We believe all of these and effective management of working capital will provide the liquidity needed to meet our short-term and long-term operating requirements and finance our growth plans. We also believe that our strong portfolio of intellectual property and our solid brand equity in the market will enable us to raise additional capital if and when needed to meet our short and long-term financing needs. In addition to capital expenditures, we may use cash in the near future for selective infusions of technology, sales and marketing, infrastructure, and other investments to fuel our growth.

At December 31, 2018, we had open purchase orders related to our electronics manufacturing service providers of approximately $1.2 million, primarily related to inventory purchases.

At December 31, 2018, we had inventory totaling $22.2 million, of which non-current inventory accounted for $9.0 million. This compares to total inventories of $23.1 million and non-current inventory of $8.7 million as of December 31, 2017.

Off-Balance Sheet Arrangements

We have no off-balance-sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, results of operations or liquidity.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our results of operations and financial position are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP"). We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We evaluate our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. We believe that the estimates we use are reasonable; however, actual results could differ from those estimates. Our significant accounting policies are described in Note 1 - Business Description, Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements included in Part IV of this report. We believe the following critical accounting policies identify our most critical accounting policies, which are the policies that are both important to the representation of our financial condition and results and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Revenue and Associated Allowances for Revenue Adjustments and Doubtful Accounts

The Company recognizes revenue when it satisfies a performance obligation. The Company recognizes revenue from sales agreements upon transferring control of a product to the customer. This typically occurs when products are shipped or delivered, depending on the delivery terms, or when products that are consigned at customer locations are sold to dealers or end users. Revenue recognized during the twelve months ended December 31, 2018 for equipment sales was $27,369, and for software, licenses, etc. was $787. Sales returns and allowances are estimated based on historical experience. Provisions for discounts and rebates to customers, estimated returns and allowances, ship and credit claims and other adjustments are provided for in the same period the related revenues are recognized, and are netted against revenues. For returns, the Company recognizes a related asset for the right to recover returned products with a corresponding reduction to cost of goods sold. The Company reviews warranty and related claims activity and records provisions, as necessary.

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

The details of deferred revenue and associated cost of goods sold and gross profit are as follows:

	As of December 31,
	2018	2017
Deferred revenue	$283	$4,635
Deferred cost of goods sold	-	1,555
Deferred gross profit	$283	$3,080

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

During the third quarter of 2017, the Company determined that goodwill and an intangible asset consisting of customer relationships were impaired and recognized a charge of $12.7 million towards goodwill impairment and $0.8 million towards the intangible asset impairment. There were no such impairment charges during the year ended December 31, 2018.

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

Accounting for Income Taxes

We are subject to income taxes in both the United States and in certain non-U.S. jurisdictions. We account for income taxes following ASC 740, Accounting for Income Taxes, recognizing deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between book and tax basis of recorded assets and liabilities. We estimate our current tax position together with our future tax consequences attributable to temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation, and other reserves for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We assess the likelihood that our deferred tax assets will be recovered from future taxable income, prior year carryback, or future reversals of existing taxable temporary differences. To the extent we believe that recovery is not more likely than not, we establish a valuation allowance against these deferred tax assets. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets.

To the extent we establish a valuation allowance in a period, we must include and expense the allowance within the tax provision in the consolidated statement of operations. In accordance with ASC Topic 740, “Accounting for Income Taxes”, we analyzed our valuation allowance at December 31, 2018 and determined that based upon available evidence it is more likely than not that certain of our net deferred tax assets will not be realized and, accordingly, we have recorded a full valuation allowance against these deferred tax assets in the amount of $11.5 million. Please refer to Note 12 - Income Taxes in the Notes to Consolidated Financial Statements for additional information.

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

| 28 |

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Senior Vice President of Finance, as appropriate, to allow for timely decisions regarding required disclosure. As required by Rule 13a-15 under the Exchange Act, we have completed an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Senior Vice President of Finance, of the effectiveness and the design and operation of our disclosure controls and procedures as of December 31, 2018. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based upon this evaluation, our Chief Executive Officer and Senior Vice President of Finance concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2018 due to the material weakness in internal control over financial reporting as described below. Despite the existence of this material weakness, the Company believes the financial information presented herein is materially correct and in accordance with U.S. generally accepted accounting principles, and do not contain any untrue statement of a material fact or omit to state a material fact required to be stated or that is necessary to make a statement not misleading in light of the circumstances under which it was made. The consolidated financial statements together with the other financial information included in the consolidated financial statements and this Annual Report on Form 10-K fairly present, in all material respects, the financial condition, financial performance and cash flows of the Company for the year ended December 31, 2018.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

| 29 |

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the framework set forth in Internal Control - Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Public Company Accounting Oversight Board's Auditing Standard No. 5 defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Management identified a material weakness in the operating effectiveness of internal control over financial reporting relating to the accurate and timely reporting of its financial results and disclosures for the fiscal year ended December 31, 2018 and its testing and assessment of the design and operating effectiveness of internal controls over financial reporting in a timely manner.  This material weakness was identified prior to the issuance of our consolidated financial statements for the year ended December 31, 2018, and could result in material misstatements in the Company’s annual or interim consolidated financial statements that would not be prevented or detected.

As a result of the material weakness described above, management concluded that our internal control over financial reporting was not effective as of December 31, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Activities

To address the material weakness, management is working on a remediation plan which supplements the existing controls. The remediation plan includes an assessment of personnel levels and responsibilities, additional training of financial reporting personnel and ability to handle new requirements and projects on a timely basis with respect to the preparation of the consolidated financial statements and public company reporting requirements and timelines. The material weakness will be fully remediated when, in the opinion of management, the control processes have been operating for a sufficient period of time to provide reasonable assurance as to their effectiveness. The remediation and ultimate resolution of the material weakness will be reviewed with the Audit Committee of the Board of Directors.

ITEM 9B. OTHER INFORMATION

None.

| 30 |

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2019 annual meeting of shareholders or an amendment to this Annual Report on Form 10-K, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year covered by this Annual Report on form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2019 annual meeting of shareholders or an amendment to this Annual Report on Form 10-K, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year covered by this Annual Report on form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2019 annual meeting of shareholders or an amendment to this Annual Report on Form 10-K, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year covered by this Annual Report on form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2019 annual meeting of shareholders or an amendment to this Annual Report on Form 10-K, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year covered by this Annual Report on form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2019 annual meeting of shareholders or an amendment to this Annual Report on Form 10-K, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year covered by this Annual Report on form 10-K.

| 31 |

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

ITEM 16. FORM 10-K SUMMARY

Not applicable.

| 32 |

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	Exhibit Incorporated Herein by Reference	Filing Date
3.1	Certificate of Incorporation of ClearOne, Inc.	8-K	3.1	10/29/18
3.2	Bylaws	8-K	3.2	10/29/18
10.1	1997 Employee Stock Purchase Plan	S-8	4.9	10/06/06
10.2	1998 Stock Option Plan	S-8	4.8	10/06/06
10.3	2007 Equity Incentive Plan	S-8	4.7	01/22/08
10.4	ClearOne, Inc. Equity Incentive Plan	S-8	4.8	01/26/16
10.5	Amendment No. 1 to the ClearOne, Inc. Equity Incentive Plan	S-8	4.11	06/30/15
10.6	ClearOne, Inc. Employee Stock Purchase Plan	S-8	4.3	06/30/15
10.7	Office Lease between Edgewater Corporate Park, LLC and ClearOne Communications, Inc. dated June 5, 2006	10-K	10.19	09/14/06
10.8	Stock Purchase Agreement Between ClearOne, Inc. and Doran M. Oster Dated March 4, 2014 for the Sabine Acquisition.	10-K	10.7	03/20/14
10.9	Manufacturing Services Agreement between Flextronics Industrial, Ltd. and ClearOne Communications, Inc. dated November 3, 2008	10-K	10.21	10/13/09
10.10	Framework Agreement between ClearOne, Inc. and Dialcom Networks S.L., dated December 20, 2013	8-K	10.1	04/07/14
10.11	Amendment to Framework Agreement between ClearOne, Inc. and Dialcom Networks S.L., dated March 31, 2014	8-K	10.2	04/07/14
10.12	Purchase Agreement between ClearOne, Inc. and Dialcom Networks S.L., dated March 31, 2014	10-Q	10.3	05/14/14
10.13	Form of Offer to Repurchase Eligible Options for Cash	10-Q	10.1	05/10/16
14.1	Code of Ethics, approved by the Board of Directors on August 23, 2006	10-K	14.1	09/14/06
21.1†	Subsidiaries of the registrant
23.1†	Consent of Tanner LLC, Independent Registered Public Accounting Firm
31.1†	Section 302 Certification of Chief Executive Officer
31.2†	Section 302 Certification of Chief Financial Officer
32.1†	Section 906 Certification of Chief Executive Officer
32.2†	Section 906 Certification of Chief Financial Officer
101.INS‡	XBRL Instance Document
101.SCH‡	XBRL Taxonomy Extension Schema
101.CAL‡	XBRL Taxonomy Extension Calculation Linkbase
101.DEF‡	XBRL Taxonomy Extension Definitions Linkbase
101.LAB‡	XBRL Taxonomy Extension Label Linkbase
101.PRE‡	XBRL Taxonomy Extension Presentation Linkbase

* Constitutes a management contract or compensatory plan or arrangement.

† Filed herewith

‡ Information furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the 1934 Act

| 33 |

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARONE, INC.

Registrant

/s/ Zeynep Hakimoglu
Zeynep Hakimoglu
President, Chief Executive Officer and Chairman of the Board
April 15, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Zeynep Hakimoglu	/s/ Narsi Narayanan
Zeynep Hakimoglu	Narsi Narayanan
President, Chief Executive Officer and Chairman of the Board	Senior Vice President of Finance
(principal executive officer)	(principal accounting and principal financial officer)
April 15, 2019	April 15, 2019

/s/ Eric L. Robinson	/s/ Larry R. Hendricks
Eric L. Robinson	Larry R. Hendricks
Director	Director
April 15, 2019	April 15, 2019

| 34 |

CLEARONE, INC.

| 35 |

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
ClearOne, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of ClearOne, Inc. and subsidiaries (collectively, ClearOne) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes to the consolidated financial statements (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements referred to above present fairly, in all material aspects, the financial position of ClearOne as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America

Basis for Opinion

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

We were not engaged to examine management's assertion about the effectiveness of ClearOne’s internal control over financial reporting as of December 31, 2018 included in the accompanying management’s annual report on internal control over financial reporting and, accordingly, we do not express an opinion thereon.

We have served as the Company’s auditor since October 14, 2015.

/s/ TANNER LLC

Salt Lake City, Utah
April 15, 2019

| F-1 |

CLEARONE, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$11,211	$5,571
Marketable securities	951	2,689
Receivables, net of allowance for doubtful accounts of $631 and $472, as of December 31, 2018 and 2017 respectively	6,782	7,794
Inventories	13,228	14,415
Distributor channel inventories	—	1,555
Prepaid expenses and other assets	2,193	1,862
Total current assets	34,365	33,886
Long-term marketable securities	3,764	10,349
Long-term inventories, net	8,953	8,708
Property and equipment, net	1,388	1,549
Intangible assets, net	10,249	6,543
Deferred income taxes	—	6,531
Other assets	196	311
Total assets	$58,915	$67,877
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,729	$4,122
Accrued liabilities	1,996	1,843
Deferred product revenue	283	4,635
Total current liabilities	6,008	10,600
Deferred rent	135	103
Other long-term liabilities	571	607
Total liabilities	6,714	11,310
Shareholders’ equity:
Common stock, par value $0.001, 50,000,000 shares authorized, 16,630,597 and 8,319,022 shares issued and outstanding as of December 31, 2018 and 2017 respectively	17	8
Additional paid-in capital	57,840	47,464
Accumulated other comprehensive loss	(181)	(65)
Retained earnings/(accumulated deficit)	(5,475)	9,160
Total shareholders’ equity	52,201	56,567
Total liabilities and shareholders’ equity	$58,915	$67,877

See accompanying notes

| F-2 |

CLEARONE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Dollars in thousands, except per share amounts)

	Year ended December 31,
	2018	2017
Revenue	$28,156	$41,804
Cost of goods sold	14,785	17,795
Gross profit	13,371	24,009

Operating expenses:
Sales and marketing	9,908	10,996
Research and product development	7,840	9,342
General and administrative	5,950	7,161
Impairment of an intangible asset	—	769
Impairment of goodwill	—	12,724
Legal settlement	—	(790)
Total operating expenses	23,698	40,202

Operating loss	(10,327)	(16,193)
Other income, net	80	300
Loss before income taxes	(10,247)	(15,893)
Provision for/(benefit from) income taxes	6,440	(1,721)
Net loss	$(16,687)	$(14,172)

Basic loss per common share	$(1.87)	$(1.65)
Diluted loss per common share	$(1.87)	$(1.65)

Basic weighted average shares outstanding	8,942,629	8,576,588
Diluted weighted average shares outstanding	8,942,629	8,576,588

Comprehensive loss:
Net loss	$(16,687)	$(14,172)
Other comprehensive income/loss:
Unrealized gain (loss) on available-for-sale securities, net of tax	(38)	36
Change in foreign currency translation adjustment	(78)	104
Comprehensive loss	$(16,803)	$(14,032)

See accompanying notes

| F-3 |

CLEARONE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Total Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit)	Equity
Balances at December 31, 2016	8,812,644	9	46,669	(205)	30,976	77,449
Exercise of stock options	45,260	—	64	—		64
Stock repurchased	(551,936)	(1)	—	—	(5,118)	(5,119)
Restricted stock granted	5,000	—	—	—	—	—
Cash dividends, $0.26 per share	—	—	—	—	(2,239)	(2,239)
Stock-based compensation expense	—	—	665	—	—	665
Cancellation of restricted stock and stock options	(1,056)	—	—	—	(287)	(287)
Proceeds from employee stock purchase plan	9,110	—	66	—	—	66
Unrealized gain on available-for-sale securities, net of tax	—	—	—	36	—	36
Foreign currency translation adjustment	—	—	—	104	—	104
Net loss	—	—	—	—	(14,172)	(14,172)
Balances at December 31, 2017	8,319,022	8	47,464	(65)	9,160	56,567
Issuance of common stock	8,306,535	9	9,874	—	—	9,883
Stock repurchased	(17,549)	—	—	—	(147)	(147)
Cash dividends, $0.07 per share	—	—	—	—	(583)	(583)
Stock-based compensation expense	—	—	463	—	—	463
Cancellation of restricted stock and stock options	(1,200)	—	—	—	—	—
Proceeds from employee stock purchase plan	23,789	—	39	—	—	39
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(38)	—	(38)
Foreign currency translation adjustment	—	—	—	(78)	—	(78)
Impact on retained earnings for change in revenue recognition policy	—	—	—	—	2,782	2,782
Net loss	—	—	—	—	(16,687)	(16,687)
Balances at December 31, 2018	16,630,597	$17	$57,840	$(181)	$(5,475)	$52,201

See accompanying notes

| F-4 |

CLEARONE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(16,687)	$(14,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,590	1,531
Impairment of goodwill and intangible assets	—	13,493
Amortization of deferred rent	12	(44)
Stock-based compensation expense	463	665
Provision for doubtful accounts, net	159	252
Write-down of inventory to net realizable value	787	649
Loss on disposal of assets	1	7
Deferred income taxes	6,531	(1,877)
Changes in operating assets and liabilities:
Receivables	835	(526)
Inventories	155	(10,756)
Prepaid expenses and other assets	43	9
Accounts payable	(392)	572
Accrued liabilities	184	(23)
Income taxes payable	(258)	853
Deferred product revenue	(8)	740
Other long-term liabilities	(36)	(644)
Net cash used in operating activities	(6,621)	(9,271)

Cash flows from investing activities:
Capitalized patent defense costs	(4,698)	(2,289)
Purchase of property and equipment	(336)	(638)
Purchase of intangible assets	(101)	(278)
Proceeds from maturities and sales of marketable securities	10,516	17,640
Purchase of marketable securities	(2,230)	(4,248)
Net cash provided by investing activities	3,151	10,187

Cash flows from financing activities:
Issuance of common stock	9,883	—
Net proceeds from equity-based compensation programs	39	130
Repurchase and cancellation of stock options	—	(287)
Dividend payments	(583)	(2,239)
Payments for stock repurchases	(147)	(5,119)
Net cash used in financing activities	9,192	(7,515)

Effect of exchange rate changes on cash and cash equivalents	(82)	70
Net increase (decrease) in cash and cash equivalents	5,640	(6,529)
Cash and cash equivalents at the beginning of the year	5,571	12,100
Cash and cash equivalents at the end of the year	$11,211	$5,571

| F-5 |

CLEARONE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2018	2017
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$11	$6

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

Basis of Presentation:

Fiscal Year – This report on Form 10-K includes consolidated balance sheets for the years ended December 31, 2018 and 2017 and the related consolidated statements of operations and comprehensive loss, shareholders' equity, and cash flows for each of the years 2018 and 2017.

Consolidation – These consolidated financial statements include the financial statements of ClearOne, Inc. and its wholly owned subsidiaries. All inter-Company accounts and transactions have been eliminated in consolidation.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Key estimates in the accompanying consolidated financial statements include, among others, revenue recognition, allowances for doubtful accounts receivable and product returns, provisions for obsolete inventory, potential impairment of goodwill and of long-lived assets, and deferred income tax asset valuation allowances. Actual results could differ materially from these estimates.

Foreign Currency Translation – We are exposed to foreign currency exchange risk through our foreign subsidiaries. Other than our subsidiaries in India and Spain, all other foreign subsidiaries are U.S. dollar functional, for which gains and losses arising from remeasurement are included in earnings. Our Spanish subsidiary is Euro functional, for which gains and losses arising from translation are included in accumulated other comprehensive income or loss. Our Indian subsidiary is Indian Rupee functional, for which gains and losses arising from translation are included in accumulated other comprehensive income or loss. We translate and remeasure foreign assets and liabilities at exchange rates in effect at the balance sheet dates. We translate revenue and expenses using average rates during the year.

Concentration Risk – We depend on an outsourced manufacturing strategy for our products. We outsource the manufacture of all of our products to third party manufacturers located in Asia. If any of these manufacturers experience difficulties in obtaining sufficient supplies of components, component prices significantly exceeding the anticipated costs, an interruption in their operations, or otherwise suffer capacity constraints, we would experience a delay in production and shipping of these products, which would have a negative impact on our revenues. Should there be any disruption in services due to natural disaster, economic or political difficulties, transportation restrictions, acts of terror, quarantine or other restrictions associated with infectious diseases, or other similar events, or any other reason, such disruption may have a material adverse effect on our business. Operating in the international environment exposes us to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, and potentially adverse tax consequences, which could materially affect our results of operations. Currently, we have no second source of manufacturing for a portion of our products.

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

| F-7 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

Marketable Securities - The Company has classified its marketable securities as available-for-sale securities. These debt securities are carried at estimated fair value with unrealized holding gains and losses included in other comprehensive income (loss) in shareholders’ equity until realized. Gains and losses on marketable security transactions are reported on the specific-identification method. Dividend and interest income are recognized when earned.

A decline in the market value of any available-for-sale security below cost that is deemed other than temporary results in a charge to earnings and establishes a new cost basis for the security. Losses are charged against “Other income” when a decline in fair value is determined to be other than temporary. We review several factors to determine whether a loss is other than temporary. These factors include, but are not limited to: (i) the extent to which the fair value is less than cost and the cause for the fair value decline, (ii) the financial condition and near term prospects of the issuer, (iii) the length of time a security is in an unrealized loss position and (iv) our ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. There were no other-than-temporary impairments recognized during the years ended December 31, 2018 and 2017.

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

The Company’s allowance for doubtful accounts activity for the years ended December 31, 2018 and 2017 is as follows:

	Year Ended December 31,
	2018	2017
Balance at beginning of the year	$472	$187
Allowance increase (decrease)	159	287
Write offs, net of recoveries	-	(2)
Balance at end of the year	$631	$472

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

The inventory also includes advance replacement units (valued at cost) provided by the Company to end-users to service defective products under warranty. The value of advance replacement units included in the inventory was $184 and $76, as of December 31, 2018 and 2017, respectively.

The inventory consists of current inventory of $13,228 and long-term inventory of $8,953. Long term inventory represents inventory held in excess of our current (next 12 months) requirements based on our recent sales and forecasted level of sales.

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

Impairment of Goodwill - Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. In accordance with the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 350, Intangibles – Goodwill and Other the Company performs impairment tests of goodwill on an annual basis in the fourth fiscal quarter, or sooner if a triggering event occurs suggesting possible impairment of the values of these assets.

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

During the third quarter ended September 30, 2017, we recorded $12,724, or the entire value of goodwill, as an impairment charge. There were no such impairment charges during the year ended December 31, 2018.

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

After the change in the accounting policy, substantially all of the Company’s revenue is recognized following the transfer of control of the products to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts. During the 12 months ended December 31, 2018, revenue decreased by $1,252 due to the impact of the adoption of the New Revenue Standard.

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

| F-10 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

The Company recognizes revenue when it satisfies a performance obligation. The Company recognizes revenue from sales agreements upon transferring control of a product to the customer. This typically occurs when products are shipped or delivered, depending on the delivery terms, or when products that are consigned at customer locations are sold to dealers or end users. Revenue recognized during the twelve months ended December 31, 2018 for equipment sales was $27,369, and for software, licenses, etc. was $787. Sales returns and allowances are estimated based on historical experience. Provisions for discounts and rebates to customers, estimated returns and allowances, ship and credit claims and other adjustments are provided for in the same period the related revenues are recognized, and are netted against revenues. For returns, the Company recognizes a related asset for the right to recover returned products with a corresponding reduction to cost of goods sold. The Company reviews warranty and related claims activity and records provisions, as necessary.

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

The details of deferred revenue and associated cost of goods sold and gross profit are as follows:

	As of December 31,
	2018	2017
Deferred revenue	$283	$4,635
Deferred cost of goods sold	-	1,555
Deferred gross profit	$283	$3,080

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

The following table disaggregates the Company’s revenue into primary product groups:

	Twelve months ended December 31, 2018	Twelve months ended December 31, 2017
Audio Conferencing	$13,946	$21,078
Microphones	9,012	13,430
Video products	5,198	7,296
	$28,156	$41,804

| F-11 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

The following table disaggregates the Company’s revenue into major regions:

	Twelve months ended December 31, 2018	Twelve months ended December 31, 2017
North and South America	$16,534	$26,310
Asia (including Middle East) and Australia	7,924	11,087
Europe and Africa	3,698	4,407
	$28,156	$41,804

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

The details of changes in the Company’s warranty accrual are as follows:

	Year Ended December 31,
	2018	2017
Balance at the beginning of year	$245	$246
Accruals/additions	288	399
Usage/claims	(339)	(400)
Balance at end of year	$194	$245

Advertising – The Company expenses advertising costs as incurred. Advertising costs consist of trade shows, magazine advertisements, and other forms of media. Advertising expenses for the years ended December 31, 2018 and 2017 totaled $1,037 and $1,079, respectively, and are included in sales and marketing on the consolidated statements of operations and comprehensive loss.

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

Income Taxes – The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry-forwards. These temporary differences will result in deductible or taxable amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some or all of the deferred tax assets may not be realized. On a quarterly basis, the Company tests the value of deferred tax assets for impairment at the taxpaying-component level within each tax jurisdiction. Significant judgment and estimates are required in determining whether valuation allowances should be established as well as the amount of such allowances. The valuation allowance is based on our estimates of future taxable income and the period over which we expect the deferred tax assets to be recovered. Our assessment of future taxable income is based on historical experience and current and anticipated market and economic conditions and trends.  In 2018, as a result of negative evidence, principally three years of cumulative pre-tax operating losses, we concluded that it was more likely than not that net operating losses, tax credits and other deferred tax assets were not realizable and therefore, we recorded a full valuation allowance against those net deferred tax assets. Adjustments to the valuation allowance increase or decrease the Company’s income tax provision or benefit. As of December 31, 2018, the Company had no net deferred tax assets primarily due to valuation allowances recorded to account for the consecutive quarters with losses before taxes.

| F-12 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

Recent changes: On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act, which is generally effective for tax years beginning on January 1, 2018, makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) eliminating the corporate alternative minimum tax (AMT); (3) bonus depreciation that will allow for full expensing of qualified property; (4) creating a new limitation on deductible interest expense; (5) the repeal of the domestic production activity deduction; (6) the creation of the base erosion anti-abuse tax (BEAT), a new minimum tax; (7) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries and imposing a one-time repatriation tax on deemed repatriated earnings and profits of U.S.-owned foreign subsidiaries (the Transition Tax); (8) a new provision designed to tax global intangible low-taxed income (GILTI), which allows for the possibility of using foreign tax credits (FTCs) and a deduction of up to 50 percent to offset the income tax liability (subject to some limitations); and (9) changing rules related to uses and limitation of net operating loss carryforwards created in tax years beginning after December 31, 2017.

Shortly after enactment, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 ("SAB 118") which provided U.S. GAAP guidance on the accounting for the Tax Act's impact at December 31, 2017. A reporting entity may recognize provisional amounts, where the necessary information is not available, prepared or analyzed (including computations) in reasonable detail or where additional guidance is needed from the taxing authority to determine the appropriate application of the Act. A reporting entity's provisional impact analysis may be adjusted within the 12-month measurement period provided for under SAB 118.

The Transition Tax is based on the Company's post-1986 earnings and profits (E&P) of U.S.-owned foreign subsidiaries for which the Company had previously deferred U.S. income taxes. Due to the aggregate loss position of these subsidiaries, the Company estimates that the Transition Tax will not result in additional U.S. tax.

The reduction in the corporate tax rate to 21 percent due to the Tax Act became effective on January 1, 2018. Consequently, the Company has recorded a decrease related to the net deferred tax assets of approximately $3.3 million with a corresponding net adjustment to deferred income tax expense of approximately $3.3 million for the year ended December 31, 2017.

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

| F-13 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

Earnings Per Share – The following table sets forth the computation of basic and diluted loss per common share:

	Year Ended December 31,
	2018	2017
Numerator:
Net loss	$(16,687)	$(14,172)
Denominator:
Basic weighted average shares	8,942,629	8,576,588
Dilutive common stock equivalents using treasury stock method	-	-
Diluted weighted average shares	8,942,629	8,576,588

Basic loss per common share:	$(1.87)	$(1.65)
Diluted loss per common share:	$(1.87)	$(1.65)

Weighted average options outstanding	713,331	815,870
Anti-dilutive options not included in the computation	713,331	815,870

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

Recent Accounting Pronouncements - In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) to bring transparency to lessee balance sheets. The ASU will require organizations that lease assets (lessees) to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The standard will apply to both types of leases-capital (or finance) leases and operating leases. Previously, GAAP has required only capital leases to be recognized on lessee balance sheets. The standard is effective for fiscal years beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2018. Early application will be permitted for all organizations. The original guidance required application on a modified retrospective basis with the earliest period presented. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which includes an option to not restate comparative periods in transition and elect to use the effective date of ASC 842, Leases, as the date of initial application of transition. Based on the effective date, this guidance will apply and the Company will adopt this ASU beginning on January 1, 2019 and plan to elect the transition option provided under ASU 2018-11. The Company expects this standard will have a material effect on its consolidated balance sheets with the recognition of new right of use assets and lease liabilities for all operating leases, as these leases typically have a non-cancelable lease term of greater than one year.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 became effective for the Company on January 1, 2018. ASU 2016-15 had no material impact on our consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. The new guidance provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The accounting standard update became effective for The Company beginning January 1, 2018. ASU 2017-09 did not have any material impact on our consolidated financial statements.

| F-14 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

2. Marketable Securities

The Company has classified its marketable securities as available-for-sale securities. These securities are carried at estimated fair value with unrealized holding gains and losses included in accumulated other comprehensive income(loss) in shareholders’ equity until realized. Gains and losses on marketable security transactions are reported on the specific-identification method. Dividend and interest income are recognized when earned.

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at December 31, 2018 and 2017 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
December 31, 2018
Available-for-sale securities:
Corporate bonds and notes	$2,911	$1	$(31)	$2,881
Municipal bonds	1,849	—	(15)	1,834
Total available-for-sale securities	$4,760	$1	$(46)	$4,715

December 31, 2017
Available-for-sale securities:
Corporate bonds and notes	$8,458	$19	$(49)	$8,428
Municipal bonds	4,637	1	(28)	4,610
Total available-for-sale securities	$13,095	$20	$(77)	$13,038

Maturities of marketable securities classified as available-for-sale securities were as follows at December 31, 2018:

	Amortized	Estimated
	cost	fair value

Due within one year	$955	$951
Due after one year through five years	3,805	3,764
Total available-for-sale securities	$4,760	$4,715

Debt securities in an unrealized loss position as of December 31, 2018 were not deemed impaired at acquisition and subsequent declines in fair value are not deemed attributed to declines in credit quality. Management believes that it is more likely than not that the securities will receive a full recovery of par value. The available-for-sale marketable securities in a gross unrealized loss position as of December 31, 2018 are summarized as follows:

	Less than 12 months		More than 12 months		Total
	Estimated fair value	Gross unrealized holding losses	Estimated fair value	Gross unrealized holding losses	Estimated fair value	Gross unrealized holding losses
As of December 31, 2018
Corporate bonds and notes	$—	$—	$2,881	$31	$2,881	$31
Municipal bonds	—	—	1,834	15	1,834	15
	$—	$—	$4,715	$46	$4,715	$46

| F-15 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

3. Business Combinations, Goodwill and Intangible Assets

Goodwill impairment

There was a decrease in goodwill of $12,724 during 2017 due to the impairment of goodwill. During the third quarter ended September 30, 2017, there was a decrease in the Company’s market capitalization which was determined to be a triggering event for potential goodwill impairment. Accordingly, the Company performed a goodwill impairment analysis. The Company utilized the market capitalization to estimate the fair value. Our total stockholders’ equity exceeded the estimated fair value. The failure of step one of the goodwill impairment test triggered a step two impairment test. As a result of step two of the impairment test, the Company determined the implied fair value of goodwill and concluded that the carrying value of goodwill exceeded its implied fair value as of September 30, 2017. Accordingly, an impairment charge of $12,724, which represents a full impairment charge, was recognized in the third quarter ended September 30, 2017. There were no such impairment charges during the year ended December 31, 2018.

Intangible Assets

Intangible assets as of December 31, 2018, and 2017 consisted of the following:

	Estimated useful lives			As of December 31,
	(in years)			2018	2017
Tradename	5	to	7	$555	$555
Patents and technological know-how		10		13,377	8,578
Proprietary software	3	to	15	2,981	2,981
Other	3	to	5	323	323
Total intangible assets, gross				17,236	12,437
Accumulated amortization				(6,987)	(5,894)
Total intangible assets, net				$10,249	$6,543

Intangible assets includes capitalized legal expenses, net of amortization of $6,627 million related to our defense of patents from infringement by our competitors. Legal expenses have been capitalized upon satisfaction of two conditions: (a) a determination being made that a successful defense of this litigation is probable, and (b) that the monetary benefits arising out of such successful defense will be in excess of the costs for the defense. Please refer to Note 8 - Commitments and Contingencies for additional information.

During the years ended December 31, 2018 and 2017, amortization of these intangible assets were $1,093 and $932 respectively.

The estimated future amortization expense of intangible assets is as follows:

Years ending December 31,
2019	$1,226
2020	1,048
2021	1,048
2022	1,048
2023	866
Thereafter	5,013
Total	$10,249

| F-16 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

4. Inventories

Inventories, net of reserves, consisted of the following:

	As of December 31,
	2018	2017
Current:
Raw materials	$1,795	$197
Finished goods	11,433	14,218
Total	$13,228	$14,415
Long-term:
Raw materials	$2,165	$2,682
Finished goods	6,788	6,026
Total	$8,953	$8,708

Long-term inventory represents inventory held in excess of our current (next 12 months) requirements based on our recent sales and forecasted level of sales. We have developed programs to reduce the inventory to normal operating levels in the near future. We expect to sell the above inventory, net of reserves, at or above the stated cost and believe that no loss will be incurred on its sale.

Current finished goods do not include distributor channel inventories in the amounts of approximately $0 and $1,555 as of December 31, 2018 and 2017, respectively. Distributor channel inventories represent inventory at distributors and other customers where revenue recognition criteria had not been achieved.

The losses incurred on valuation of inventory at the lower of cost or market value and write-off of obsolete inventory amounted to $787 and $649 during the years ended December 31, 2018 and 2017, respectively.

5. Property and Equipment

Major classifications of property and equipment and estimated useful lives were as follows:

	Estimated useful lives			As of December 31,
	in years			2018	2017
Office furniture and equipment	3	to	10	$5,041	$4,904
Leasehold improvements	1	to	6	1,570	1,509
Vehicles	5	to	10	206	160
Manufacturing and test equipment	2	to	10	2,633	2,577
				9,450	9,150
Accumulated depreciation and amortization				(8,062)	(7,601)
Property and equipment, net				$1,388	$1,549

Depreciation expense on property and equipment for the years ended December 31, 2018 and 2017 was $497 and $599, respectively. During the twelve months ended December 31, 2017 we recorded $128 for the disposal of fixed assets consisting of software, manufacturing equipment and furniture.

| F-17 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

6. Leases and Deferred Rent

Rent expense is recognized on a straight-line basis over the period of the lease taking into account future rent escalation and holiday periods. Rent expense was $1,053 and $999, including amortization of deferred rent of $(12) and $44 for the years ended December 31, 2018 and 2017, respectively.

We occupy a 5,000 square-foot facility in Gainesville, Florida under the terms of an operating lease that expires in February 2021 with the possibility of renewing the lease for 10 more years. The Gainesville facility was used primarily to support our research and development activities.

We currently occupy a 21,443 square-foot facility in Salt Lake City, Utah under the terms of an operating lease expiring in March 2024, with an option to extend for additional five years. The facility supports our principal administrative, sales, marketing, customer support, and research and product development activities.

We occupy a 10,700 square-foot warehouse in Shenzhen, China under the terms of an operating lease expiring in September 2019, which serves as manufacturing support center for Asia.

We occupy a 7,070 square-foot facility in Austin, Texas - under the terms of an operating lease expiring in October 2019. This facility support our sales, marketing, customer support, and research and development activities.

We occupy a 3,068 square-foot facility in Zaragoza, Spain under the terms of an operating lease expiring in March 2020.  This office supports our research and development and customer support activities

We occupy a 6,175 square-foot facility in Chennai, India - under the terms of an operating lease expiring in August 2021. This facility support our administrative, marketing, customer support, and research and product development activities.

We occupy a 40,000 square-foot warehouse in Salt Lake City, Utah under the terms of an operating lease expiring in April 2025, which serves as our primary inventory fulfillment and repair center.

Future minimum lease payments under non-cancellable operating leases with initial terms of one year or more are as follows:

Years ending December 31,
2019	$809
2020	700
2021	646
2022	595
2023	606
Thereafter	375
Total minimum lease payments	$3,731

7. Accrued Liabilities

Accrued liabilities consist of the following:

	As of December 31,
	2018	2017
Accrued salaries and other compensation	$882	$1,072
Sales and marketing programs	537	435
Product warranty	194	245
Other accrued liabilities	383	91
Total	$1,996	$1,843

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

Outsource Manufacturers. We have manufacturing agreements with electronics manufacturing service (“EMS”) providers related to the outsourced manufacturing of our products. Certain manufacturing agreements establish annual volume commitments. We are also obligated to repurchase Company-forecasted but unused materials. The Company has non-cancellable, non-returnable, and long-lead time commitments with its EMS providers and certain suppliers for inventory components that will be used in production. The Company’s purchase commitments under such agreements is approximately $1,247 as of December 31, 2018.

Uncertain Tax Positions. As further discussed in Note 12, we had $679 of uncertain tax positions as of December 31, 2018. Due to the inherent uncertainty of the underlying tax positions, it is not possible to forecast the payment of this liability to any particular year.

Legal Proceedings.

Intellectual Property Litigation

The Company is involved in patent infringement against Shure Inc. ("Shure") in the matter styled Shure Inc. v. ClearOne, Inc., 1:17-cv-03078, which is pending in the United States District Court for the Northern District of Illinois, Eastern Division, before the Honorable Edmond E. Chang. Shure initiated this litigation on April 24, 2017. Shure’s initial complaint sought a declaratory judgment for non-infringement and invalidity of the Company’s U.S. Patent No. 9,635,186 ("’186 Patent") and Patent No. 9,264,553 ("’553 Patent"). In early 2018, Shure added a claim that the ‘186 Patent is unenforceable. The Court dismissed Shure’s request for declaratory judgment relating to the ’553 Patent, which at the time in 2017, had not been asserted by the Company against any defendant and had been submitted to the USPTO for reissue. The Company has filed counterclaims against Shure for willful infringement of the Company’s ’186 Patent and the Company’s U.S. Patent No. 9,813,806 ("’806 Patent").

On July 14, 2017, Shure filed a petition with Patent Trial and Appeals Board ("PTAB") for inter partes review against the ‘553 Patent. On January 29, 2018, PTAB decided to institute inter partes review.

On August 6, 2017, the Company filed a motion seeking a preliminary injunction to enjoin the Shure from continuing to infringe on the Company’s '186 Patent. On March 16, 2018 the Court denied the Company’s motion for preliminary injunction. On February 6, 2019, the Company filed a motion for reconsideration of the Court’s order denying a preliminary injunction against Shure to enjoin infringement of the ’186 Patent. That motion is still pending.

In November 2018, the Court heard argument on the Company’s motion seeking a preliminary injunction to enjoin Shure from continuing to infringe the Company’s ’806 Patent. The Court indicated during a status hearing on March 15, 2019 that it will issue a decision by mid-April 2019. That motion is still pending.

| F-19 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

On January 24, 2019, PTAB issued a final written decision confirming the patentability of all claims of the ‘553 Patent. The '553 Patent covers aspects of ClearOne’s revolutionary innovations in beamforming microphone arrays (BMAs). Shure filed a request for a rehearing, which the PTAB denied on March 25, 2019. Shure filed a notice of appeal of the PTAB’s decision on April 8, 2019.

On April 10, 2019, the Company filed a new lawsuit against Shure in the United States District Court for the Northern District of Illinois, Eastern Division, styled ClearOne, Inc. v. Shure Inc., 1:19-cv-02421.  In this lawsuit, the Company asserts claims against Shure for infringement of the Company’s ’553 Patent and for trade secret misappropriation.

The Company intends to continue to vigorously enforce and defend its intellectual property rights in the Illinois Action and the PTAB proceedings.

During the twelve months ended December 31, 2018 and 2017, the Company recorded $0 and $1,111, respectively, of pretax gross expenses related to this intellectual property litigation to prevent infringement of the Company’s patents.  In addition, the Company also capitalized $4,698 and $2,289 of litigation expenses related to this matter during the twelve months ended December 31, 2018 and 2017, respectively.

Former Employee Litigation

OSHA Complaint: On or about October 24, 2016, the Company received written notice from the United States Department of Labor, Occupational Health and Safety Administration (“OSHA”) that a complaint had been filed against it by a former employee. Among other things, the former employee’s OSHA complaint alleged harassment, retaliation, and violations of 18 U.S.C.A. Section 1514A, et seq. (the “Sarbanes-Oxley Act”), arising out of the termination of his employment with the Company on or about August 17, 2016 (the “OSHA Complaint”). By letter dated March 2, 2017, the Company received notice that the same former employee who initiated the OSHA Complaint filed a complaint with the Utah Labor Commission, Anti-Discrimination & Labor Division (“UALD”), alleging that the employee's termination was discriminatory based upon a disability or, in the alternative, retaliatory for substantially the same reasons alleged in the OSHA Complaint. The charge was also forwarded to the United States Equal Employment and Opportunity Commission (“EEOC”) and was also recognized as a charge under the EEOC's federal jurisdiction.

Following negotiations between the parties, the parties executed a settlement agreement on December 7, 2017 (“the Agreement”) with respect to the OSHA Complaint.  Per the terms of the Agreement, the Company's signing of the Agreement in no way constitutes an admission of a violation of any law or regulation enforced by OSHA. Around the same time in December 2017, the parties executed a side settlement agreement by which the former employee acknowledged that he does not believe that the Company engaged in activities which would be construed as violations of securities-related laws and agreed to withdraw his charge against the Company from the UALD and the EEOC. The charge was effectively withdrawn on December 6, 2017.

During the twelve months ended December 31, 2018 and 2017, the Company recorded $0 and $152, respectively, of pretax gross expenses and settlement costs related to the defense of the OSHA Complaint and review of the allegations underlying the former employee’s OSHA complaint. The amount recorded in 2017 is net of recoveries from the insurance company towards this matter.

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

| F-20 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

9. Share-Based Payments

Employee Stock Option Plans

The Company’s share-based incentive plan offering stock options is primarily through 2007 Equity Incentive Plan (the “2007 Plan”). Under this plan, one new share is issued for each stock option exercised. The plan is described below.

The 2007 Plan was restated and approved by the shareholders on December 12, 2016. Provisions of the restated 2007 Plan include the granting of up to 2,000,000 incentive and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units. Options may be granted to employees, officers, non-employee directors and other service providers and may be granted upon such terms as the Compensation Committee of the Board of Directors determines in their sole discretion.

All vesting schedules for options granted are based on 3 or 4-year vesting schedules, with either one-third or one-fourth vesting on the first anniversary and the remaining options vesting ratably over the remainder of the vesting term. Generally, directors and officers have 3-year vesting schedules and all other employees have 4-year vesting schedules. Additionally, in the event of a change in control or the occurrence of a corporate transaction, the Company’s Board of Directors has the authority to elect that all unvested options shall vest and become exercisable immediately prior to the event or closing of the transaction. All options outstanding as of December 31, 2018 had contractual lives of ten years.

As of December 31, 2018, there were 624,256 options outstanding under the 2007 Plan. As of December 31, 2018, the 2007 Plan had 870,838 authorized unissued options, while there were no options remaining that could be granted under the 1998 Plan.

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

In applying the Black-Scholes methodology to the options granted, the Company used the following assumptions:

	Year ended December 31,
	2018	2017
Risk-free interest rate, average	—	2.21
Expected option life, average (in years)	—	7.9
Expected price volatility, average	—	40.71
Expected dividend yield	—	2.83

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

The following table shows the stock option activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
As of December 31, 2016	850,232	$8.06	5.78	$3,001
Granted	105,000	9.90
Expired and canceled	(3,144)	10.29
Forfeited prior to vesting	(8,996)	11.01
Exercised	(178,662)	5.90
As of December 31, 2017	764,430	$8.78	6.48	$1,038
Granted	—	—
Expired and canceled	(106,108)	7.56
Forfeited prior to vesting	(34,066)	10.79
Exercised	—	—
As of December 31, 2018	624,256	$8.87	5.28	$—
Vested and Expected to Vest at December 31, 2017	764,430	$8.78	6.48	$1,038
Vested at December 31, 2017	529,669	$7.89	5.50	$1,033
Vested and Expected to Vest at December 31, 2018	624,256	$8.87	5.28	$—
Vested at December 31, 2018	548,045	$8.62	4.90	$—

The weighted average per share fair value of options granted during the years ending December 31, 2018 and 2017 was $0 and $3.31 respectively. The total intrinsic value of options exercised during the years ended December 31, 2018 and 2017 was $0 and $646 respectively.

The total pre-tax compensation cost related to stock options recognized during the years ended December 31, 2018 and 2017 was $463 and $665, respectively. Tax benefit from compensation cost related to stock options during the years ended December 31, 2018 and 2017 was $0. As of December 31, 2018, the total compensation cost related to stock options not yet recognized and before the effect of any forfeitures was $262, which is expected to be recognized over approximately the next 1.17 years on a straight-line basis.

Employee Stock Purchase Plan

During the years ended December 31, 2018 and 2017, the Company issued shares to employees under the Company’s 2016 Employee Stock Purchase Plan (the “ESPP”). The ESPP was approved by the Company’s shareholders on December 12, 2016. As of December 31, 2018 and December 31, 2017, 442,994 and 466,783, respectively of the originally approved 500,000 shares were available for offerings under the ESPP. Offering periods under the ESPP commence on each Jan 1 and July 1, and continue for a duration of six months. The ESPP is available to all employees who do not own, or are deemed to own, shares of stock making up an excess of 5% of the combined voting power of the Company, its parent or subsidiary.

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

| F-22 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

Shares purchased and compensation expense associated with Employee Stock Purchase Plans were as follows:

	2018	2017
Shares purchased under ESPP plan	23,789	9,110
Plan compensation expense	$10	$13

Stock Repurchase Program and Cash Dividends

On  March 1, 2017, the Board of Directors of the Company renewed and extended the repurchase program for up to an additional $10 million of common stock over the next twelve months. In connection with the repurchase extension authorization, the Company was authorized to complete the repurchase through open market transactions or through an accelerated share repurchase program, in each case to be executed at management’s discretion based on business and market conditions, stock price, trading restrictions, acquisition activity and other factors. All the transactions effectuated under this program occurred in open market purchases. This program terminated in March 2018.

During the twelve months ended December 31, 2017, we acquired 551,936 shares at an average price of $9.28 per share under the stock repurchase program authorized by the Board of Directors in March 2016 and renewed and extended in March 2017.

Before the program was terminated in March 2018, we acquired 17,549 shares at an average price of $8.39 per share during 2018.

Cash Dividends

On February 21, 2018, the Company declared a cash dividend of $0.07 per share of ClearOne common stock. The dividend was paid on March 21, 2018 to shareholders of record as of March 7, 2018. On June 13, 2018, the Company announced the suspension of its dividend program.

Issuance of Common Stock

The Company raise additional capital through an oversubscribed subscription rights offering (the "Rights Offering") which closed on December 4, 2018 and which raised $9,883 (net of stock issuance costs). In the Rights Offering, we issued one subscription right to each of our shareholders for each share of our common stock that they held. Each subscription right entitled the shareholder to purchase one share of our common stock at a purchase price of $1.20 per share. At the closing, we sold 8,306,535 shares of our common stock and returned subscriptions for 754,868 shares that were oversubscribed after allocating oversubscribed shares on a pro-rata basis.

10. Significant Customers

Sales to significant customers that represented more than 10 percent of total revenues are as follows:

	Year ended December 31,
	2018	2017
Customer A	*	16.1%
Total	—	16.1%

| F-23 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

The following table summarizes the percentage of total gross accounts receivable from significant customers:

	As of December 31,
	2018	2017
Customer A	*	20.3%
Customer B	14.5%	11.0%
Customer C	11.8%
Total	26.3%	31.3%

*  Sales to Customer A (Starin Marketing) in 2018 did not exceed 10% of the revenue. Customer A ceased to be a ClearOne distributor in 2018.

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

Level 3 - Unobservable inputs.

The substantial majority of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. The following tables set forth the fair value of the financial instruments re-measured by the Company as of December 31, 2018 and 2017:

	Level 1	Level 2	Level 3	Total
December 31, 2018
Corporate bonds and notes	$—	$2,881	$—	$2,881
Municipal bonds	—	1,834	—	1,834
Total	$—	$4,715	$—	$4,715
December 31, 2017
Corporate bonds and notes	$—	$8,428	$—	$8,428
Municipal bonds	—	4,610	—	4,610
Total	$—	$13,038	$—	$13,038

| F-24 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

12. Income Taxes

Consolidated income before taxes for domestic and foreign operations consisted of the following:

	Year ended December 31,
	2018	2017
Domestic	$(7,751)	$(12,630)
Foreign	(2,496)	(3,263)
Total	$(10,247)	$(15,893)

The Company’s (provision) for income taxes consisted of the following:

	Year ended December 31,
	2018	2017
Current:
Federal	$(71)	$577
State	37	(66)
Foreign	117	(682)
Total current	83	(171)
Deferred:
Federal	2,233	1,497
State	667	480
Foreign	495	748
Total	3,395	2,725
Change in valuation allowance	(9,918)	(833)
Total deferred	(6,523)	1,892
Benefit/(provision) for income taxes	$(6,440)	$1,721

The income tax benefit (provision) differs from that computed at the federal statutory corporate income tax rate as follows:

	Year ended December 31,
	2018	2017
Tax benefit (provision) at federal statutory rate	$2,152	$5,403
State income tax benefit (provision), net of federal benefit	413	439
Research and development tax credits	250	411
Subpart F inclusion	—	(370)
Foreign earnings or losses taxed at different rates	12	(540)
Tax rate change	23	(3,161)
Other	628	372
Change in valuation allowance	(9,918)	(833)
Tax benefit (provision)	$(6,440)	$1,721

| F-25 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

The tax effects of significant temporary differences representing net deferred tax assets and liabilities consisted of the following:

	2018	2017
Deferred revenue	$50	$738
Basis difference in intangible assets	3,283	3,403
Inventory reserve	2,235	2,089
Net operating loss carryforwards	4,067	1,627
Research and development tax credits	794	163
Accrued expenses	143	75
Stock-based compensation	362	327
Allowance for sales returns and doubtful accounts	160	119
Difference in property and equipment basis	(185)	(212)
Other	551	438
Total net deferred income tax asset	11,460	8,767
Less: Valuation allowance	(11,460)	(2,236)
Net deferred income tax asset (liability)	$—	$6,531

The Company has not provided for foreign withholding taxes on undistributed earnings of its non-U.S. subsidiaries since these earnings are intended to be reinvested indefinitely, in accordance with guidelines contained in ASC Topic 740, Accounting for Income Taxes. It is not practical to estimate the amount of additional taxes that might be payable on such undistributed earnings.

The Company routinely evaluates the likelihood of realizing the benefit of its deferred tax assets and may record a valuation allowance if, based on all available evidence, it determines that it is more likely than not some portion of the tax benefit will not be realized. As of December 31, 2018, the Company had an aggregate of approximately $11.5 million in deferred tax assets primarily related to intangible assets, net operating losses, tax credit carryforwards, and inventory basis differences. On a quarterly basis, the Company tests the value of deferred tax assets for impairment at the taxpaying-component level within each tax jurisdiction. Significant judgment and estimates are required in determining whether valuation allowances should be established as well as the amount of such allowances. When making such determination, consideration is given to, among other things, the following:

●	sufficient taxable income within the allowed carryback or carryforward periods;
●	future reversals of existing taxable temporary differences, including any tax planning strategies that could be utilized;
●	nature or character (e.g., ordinary vs. capital) of the deferred tax assets and liabilities; and
●	future taxable income exclusive of reversing temporary differences and carryforwards.

Based on the foregoing criteria, the Company determined that it no longer meets the “more likely than not” threshold that net operating losses, tax credits and other deferred tax assets will be realized. Accordingly, the Company recorded a full valuation allowance at September 30, 2018, and continues to be in a full valuation allowance position at December 31, 2018.

The Company has federal and state net operating loss (“NOL”) carryforwards of approximately $8.4 million (pre-tax), and Spain NOL carryforwards of approximately $7.5 million. The majority of the federal NOL carryforward and the Spain NOL carryforward do not expire.  The state NOL carryforwards expire over various periods.

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

The total amount of unrecognized tax benefits at December 31, 2018 and 2017, that would favorably impact our effective tax rate if recognized was $679 and $647, respectively. As of December 31, 2018 and 2017, we accrued $15 and $14, respectively, in interest and penalties related to unrecognized tax benefits. We account for interest expense and penalties for unrecognized tax benefits as part of our income tax provision.

Although we believe our estimates are reasonable, we can make no assurance that the final tax outcome of these matters will not be different from that which we have reflected in our historical income tax provisions and accruals. Such difference could have a material impact on our income tax provision and operating results in the period in which we make such determination.

| F-26 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax positions is as follows:

	Year ended December 31,
	2018	2017
Balance - beginning of year	$652	$1,189
Additions based on tax positions related to the current year	58	67
Additions for tax positions of prior years	118	520
Reductions for tax positions of prior years	(53)	-
Settlements	-	(165)
Lapse in statutes of limitations	(96)	(959)
Uncertain tax positions, ending balance	$679	$652

The Company’s U.S. federal income tax returns for 2015 through 2018 are subject to examination. The Company also files in various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state, or non-U.S. income tax examinations by tax authorities for years prior to 2015. The Company completed its audit by the Internal Revenue Service (“IRS”) for its 2012 and 2013 tax returns in 2017. As a result of the audit by the IRS, there were no material adjustments made to the Company’s tax return.

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

13. Geographic Sales Information

The United States was the only country to contribute more than 10 percent of total revenues in each fiscal year. The Company’s revenues are substantially denominated in U.S. dollars and are summarized geographically as follows:

	Year ended December 31,
	2018	2017
United States	$14,783	$24,569
All other countries	13,373	17,235
Total	$28,156	$41,804

| F-27 |