Form 10-K/A
period 2018-12-31
CLEARONE INC
filed 2019-04-29
CIK 840715

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

Larger Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [ ]	Smaller Reporting Company [X]
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

The number of shares of ClearOne common stock outstanding as of April 29, 2019 was 16,630,597.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this "Form 10-K/A") to the Annual Report on Form 10-K of ClearOne, Inc., a Delaware corporation (referred to as "ClearOne", "we", "us", "our" or the "Company") for the fiscal year ended December 31, 2018, originally filed with the Securities and Exchange Commission ("SEC") on April 15, 2019 (the "Original 10-K") is being filed solely for the purpose of including the information required by Part III of Form 10-K. The Company no longer anticipates filing its definitive proxy statement within 120 days of its fiscal year ended December 31, 2018. Therefore, such information will not be incorporated by reference to the Company's definitive proxy statement for the 2019 Annual Meeting of Shareholders. Thus, Part III, Items 10-14, of the Company's Original 10-K are hereby amended and restated in their entirety.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our directors and executive officers as of April 29, 2019.

Name	Age	Position	Director or Officer Since
Zeynep “Zee” Hakimoglu	65	Chairman, Chief Executive Officer, and President(4)	See Note 4
Larry R. Hendricks	76	Director(1)(2)(3)	2003
Eric L. Robinson	52	Director(1)(2)(3)	2015
Bruce Whaley	68	Director(1)	2019
Narsi Narayanan	48	Senior Vice President of Finance and Corporate Secretary	2009

(1)	Member of the Audit and Compliance Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating Committee
(4)	Officer since July 2004; Director since April 2006; Chairman of the Board since July 2007.

Zee Hakimoglu is our President, Chief Executive Officer and Chairman. She joined our company in December 2003 as Vice President of Product Line Management and was appointed President and Chief Executive Officer in July 2004; she has served as a director of our company since April 2006 and was named Chairman of the Board in July 2007. Prior to joining ClearOne, Ms. Hakimoglu has held senior executive level positions for a variety of high-tech Silicon Valley firms in such areas as business development, product marketing, engineering and product-line management. She served as Vice President of Product Line Management for Oplink Communications, a publicly traded developer of fiber optic subsystems and components, from December 2001 to December 2002; and, President of OZ Optics USA, a manufacturer of fiber optic test equipment and components, from August 2000 to November 2001. From October 1998 to August 2000, she was Vice President of Business Development for Kaifa Technology and was instrumental in its acquisition by E-Tek Dynamics and later by JDS Uniphase. Through these acquisitions, she held the role of Deputy General Manager of the Kaifa Technology business unit. From May 1982 until it was acquired in September 1996, Ms. Hakimoglu held various positions including Vice President of Wireless Engineering and Vice President of the Wireless Business Unit for Aydin Corp., a global telecommunications equipment company that formerly traded on the New York Stock Exchange. Ms. Hakimoglu earned a Bachelor of Science Degree in Physics from California State College, Sonoma, and a Master's Degree in Physics from Drexel University. In light of Ms. Hakimoglu's rich experience in the high-tech industry and her unique and extensive understanding of ClearOne's business, our Board has concluded that Ms. Hakimoglu should continue to serve as a director.

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

Eric. L Robinson has served as a director of our company since July 2015. Mr. Robinson spent fourteen years in private practice as a corporate attorney, including eleven years as a partner in the Salt Lake City, Utah law firm of Blackburn & Stoll, LC. Mr. Robinson's law practice focused on securities, corporate and other business transactions. Mr. Robinson has been principally employed as General Counsel, Chief Financial Officer and director of MicroPower Global Limited, a development stage company in the semiconductor business since 2009. Mr. Robinson also maintains a small law practice and serves as counsel to a number of companies in the fields of genetics, regenerative medicine, transportation and commercial construction. He also served as General Counsel, Chief Financial Officer and a director to a genetic research company from 2008 until 2015. Mr. Robinson previously acted as General Counsel and Chief Financial Officer to a commercial construction company from 2007 until 2008 which had revenues in excess of $100 million during his tenure. Mr. Robinson previously served as chief financial officer, in-house counsel, secretary and treasurer of ActiveCare, Inc. from July 2016 until his voluntary resignation in June 2017, and subsequent to Mr. Robinson’s departure, ActiveCare filed a voluntary bankruptcy petition under Chapter 11 of the U.S. Bankruptcy Code on July 15, 2018. His legal practice includes working with companies in connection with public and private offerings of securities, corporate partnering, mergers and acquisitions, licensing technology transfer, contracts and construction. He graduated from the University of Utah with honors with a B.S. degree in accounting and he subsequently passed the CPA exam (unlicensed). He graduated from Vanderbilt University with a J.D. where he graduated Order of the Coif and acted as a Managing Editor of the Law Review. Mr. Robinson has previously served as corporate and securities legal counsel to the Company and the Company's largest shareholder, E. Dallin Bagley. In light of Mr. Robinson’s legal and financial background, the Board has concluded that Mr. Robinson should continue to serve as a director.

Bruce Whaley was appointed a director of our company effective April 16, 2019. Mr. Whaley has extensive experience as a stock broker for nearly five decades. Mr. Whaley is currently a broker trading at Wilson & Davis, a regional brokerage firm based in Salt Lake City, Utah. He has been with Wilson & Davis since 1988. Mr Whaley also holds a real estate license and works as a real estate agent for Coldwell Banker. Mr. Whaley attended University of Utah between 1968 and 1971 and studied business administration. In  light of Mr.Whaley's experience in finance and capital markets, the Board concluded it was appropriate that Mr. Whaley be appointed and continue to serve as a director.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act, of 1934 as amended, requires our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership on Form 3 and reports of changes of ownership of our equity securities on Forms 4 and 5. Officers, directors, and greater than 10% shareholders are required to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of the reports and amendments to reports furnished to us for the year ended December 31, 2018, we believe that each person who, at any time during such fiscal year was a director, officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such period.

Code of Ethics

The Board of Directors adopted a code of ethics that applies to our Board of Directors, executive officers, and employees.  The Company's Code of Ethics is posted on our website at www.clearone.com.

Nomination Procedures

No changes have been made to the procedures by which our shareholders may recommend nominees to our Board of Directors.

Audit and Compliance Committee

The Company has a separate Audit and Compliance Committee and its members are Eric L. Robinson (Chairman), Larry R. Hendricks and Bruce Whaley. The Board of Directors has determined that Eric L. Robinson is an “audit committee financial expert” and each member is independent in accordance with applicable rules and regulations of NASDAQ and the SEC.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table sets forth the compensation paid or earned by each named executive officer for the years ended December 31, 2018 and 2017.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Salary	Option Awards(1)	Non-Equity Incentive Plan Compensation(2)	All Other Compensation(3)	Total
Zeynep Hakimoglu - Chief Executive Officer and President
Year ended December 31, 2018	$355,000	$—	$—	$—	$355,000
Year ended December 31, 2017	353,077	132,700	39,118	—	524,895
Narsi Narayanan - Senior Vice President of Finance
Year ended December 31, 2018	$196,500	$—	$—	$—	$196,500
Year ended December 31, 2017	196,019	66,350	16,544	—	278,913
Michael Braithwaite - Senior Vice President - Network Streaming Business (3)
Year ended December 31, 2018	$13,263	$—	$—	$52,356	$65,619
Year ended December 31, 2017	181,404	16,588	5,000	—	202,992

(1)

The amounts in the “Option Awards” column reflect the aggregate grant date fair value of awards of stock options granted pursuant to our long-term incentive plans during the periods reported above, computed in accordance with FASB ASC Topic 718, Compensation - Stock Compensation. The assumptions made in the valuation of our stock option awards and the material terms of the stock option awards are disclosed in Note 9 - Share Based Payments in our Notes to Consolidated Financial Statements included in Part IV of the Form 10-K for the year ended December 31, 2017. No stock options were granted in 2018.

(2)

Non-Equity Incentive Plan Compensation for Ms. Hakimoglu and Mr. Narayanan is based upon the achievement of pre-determined quarterly goals, namely, financial goals comprising of revenue, gross margin, operating income and meeting reporting deadlines, and non-quantitative performance goals. Mr. Braithwaite’s compensation plan is based upon attainment of revenue of a certain product group. Non-quantitative goals varied for each executive officer. Examples of non-quantitative goals include introduction of a new product, identification of a new distribution opportunity, implementing internal controls, and improving product quality. The Chief Executive Officer recommends to the Compensation Committee the compensation for achievement or partial achievement of any such predetermined goal by the other two executive officers which is then determined by the Compensation Committee. Compensation under the non-equity incentive plan for Ms. Hakimoglu and Mr. Narayanan is calculated by assigning 70% weight to financial goals and 30% to non-quantitative goals. Neither Ms. Hakimoglu nor Mr. Narayanan met their goals for the year ended December 31, 2018, and consequently did not receive any incentive bonuses or discretionary bonuses for 2018. Ms. Hakimoglu’s compensation for the year ended December 31, 2017 included a $22,324 bonus for achieving certain of her financial goals, a $10,294 bonus for achieving certain of her non-quantitative goals, and $6,500 paid as discretionary bonus. Mr. Narayanan’s compensation for the year ended December 31, 2017 included a $12,887 bonus for achieving certain of his financial goals, and a $3,657 bonus for achieving certain of his non-quantitative goals.

(3)

On January 4, 2018, the Company terminated Michael Braithwaite’s employment. In connection with Mr. Braithwaite’s separation from the Company, on January 9, 2018 Mr. Braithwaite entered into a Confidential Separation Agreement and General Release with the Company (the “Separation Agreement”). Under the terms of the Separation Agreement, Mr. Braithwaite was paid cash severance of $52,356 for a customary general release of claims.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information on the holdings of stock options by the named executive officers as of December 31, 2018.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable(1)	Option Exercise Price ($)	Option Grant Date	Option Expiration Date
Zeynep Hakimoglu	10,000	—	3.004	05-26-2010	05-26-2020
	10,000	—	5.480	08-05-2011	08-05-2021
	25,000	—	3.920	05-11-2012	05-11-2022
	25,000	—	8.220	08-22-2013	08-22-2023
	40,000		8.340	09-12-2014	09-12-2024
	45,833	4,167	11.960	03-11-2016	03-11-2026
	6,666	3,334	11.000	12-14-2016	12-14-2026
	20,000	20,000	9.900	06-01-2017	06-01-2027
Narsi Narayanan	20,000	—	2.780	08-27-2009	08-27-2019
	10,000	—	3.004	05-26-2010	05-26-2020
	10,000	—	5.480	08-05-2011	08-05-2021
	20,000	—	3.920	05-11-2012	05-11-2022
	15,000	—	8.220	08-22-2013	08-22-2023
	20,000	—	8.340	09-12-2014	09-12-2024
	22,916	2,084	11.960	03-11-2016	03-11-2026
	1,666	834	11.000	12-14-2016	12-14-2026
	10,000	10,000	9.900	06-01-2017	06-01-2027

(1)

One-third of the shares underlying each stock option vest on the first anniversary of the grant date and the remaining shares vest equally over a period of 24 months following the first anniversary of the grant date.

GRANTS OF PLAN-BASED AWARDS

There were no grants of plan-based awards to named executive officers in 2018.

OPTION EXERCISES AND STOCK VESTED

There were no exercises of stock options by named executive officers during 2018. There were no equity awards that vested for the named executive officers during 2018.

DIRECTOR COMPENSATION

The following table summarizes the compensation paid by us to non-employee directors for the year ended December 31, 2018. Ms. Hakimoglu did not receive additional compensation for her service as a director.

Name	Fees Earned or Paid in Cash(1)	Option Awards(2)	Other Compensation	Total
Brad R. Baldwin (3)	$31,000	$—	$—	$31,000
Larry R. Hendricks	34,258	—	—	34,258
Eric L. Robinson	37,200	—	—	37,200

(1)

The base annual director’s fee for the reporting year was $30,000. In addition, independent directors were paid $100 per month for each board committee served on, and an additional $300 per month if the director was the chair of the Audit and Compliance Committee or Compensation Committee. The fee is not dependent on the number of meetings attended by any directors.

(2)	Prior to 2018, non-employee directors received an annual grant of a stock option to purchase 10,000 shares of common stock as part of their compensation. The Board terminated the annual grant of stock options to non-employee directors in 2018, and consequently no stock options were awarded to non-employee directors in 2018.

(3)	Brad Baldwin’s tenure as a director of the Company ended on October 25, 2018.

Historically, the Company's non-employee directors have received an annual grant of stock options to purchase 10,000 shares of the Company's common stock, of which one-third of the shares vest on the first anniversary of the grant date, and the remaining vest in equal monthly increments over the subsequent 24-month period. However, the Board decided to terminate the annual stock option award to non-employee directors in 2018, and consequently, no such grants were made in 2018. All directors are reimbursed by the Company for their out-of-pocket travel and related expenses, if any, incurred in attending all Board of Directors and committee meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding ownership of our common stock as of April 26, 2019, except as otherwise stated, by (i) each director and nominee for director, (ii) the named executive officers, (iii) all of our named executive officers and directors as a group, and (iv) each person known to us to be the beneficial owner of more than 5% of our outstanding common stock.

	Shares Beneficially Owned
	Currently Owned (2)	Currently Owned Percent (2)	Shares that could be acquired within 60 days (2)	Total (2)	Percent (2)
Name of Beneficial Owner(1)	(A)	(B)	(C)	(D)	(E)
Directors and Executive Officers:
Zeynep Hakimoglu	781,042	4.70%	195,000	976,042	5.72%
Larry R. Hendricks	8,548	0.05%	61,110	69,658	0.41%
Eric L. Robinson	65	0.00%	24,443	24,508	0.14%
Narsi Narayanan	9,928	0.06%	135,416	145,344	0.85%
Total (Directors and Officers)	799,583	4.81%	415,969	1,215,552	7.12%
5% Shareholders:
Edward D. Bagley (3)	7,381,897	44.39%	24,443	7,406,340	43.39%
E. Bryan Bagley (4)	1,690,588	10.17%	—	1,690.588	9.90%

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

(2)

The percentages shown in Column (B) are calculated based on 16,630,597 shares of common stock outstanding on April 26, 2019. The numbers shown in Column (D) and percentages shown in Column (E) include the shares of common stock actually owned as of April 26, 2019 and the shares of common stock that the identified person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares of common stock that each identified person or group had the right to acquire within 60 days of April 26, 2019 upon the exercise of the stock options shown in Column (C) are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by the persons or groups listed above.

(3)

Mr. Edward D. Bagley may be deemed to own an additional 2,252,634 shares of common stock that are deemed to be owned by his wife, Carolyn Bagley, as a result of her acting as one of four co-trustees of a trust. Mr. Bagley may be deemed to own an additional 355,257 shares of common stock that Carolyn Bagley owns individually. Mr. Bagley, however, disclaims beneficial ownership of these shares that may be indirectly beneficially owned by Mr. Bagley and they are excluded from the amounts reported in the table above. Mr. Edward D. Bagley has sole voting and dispositive power over 7,406,340 shares (including the shares that may be acquired pursuant to the exercise of stock options) and shared voting and dispositive power over the 355,257 shares held by Mr. Edward D. Bagley’s spouse. This information is based upon the Schedule 13D/A and Form 4, as filed by Mr. Bagley with the SEC in December 2018. E. Bryan Bagley, who resigned as Director effective November 6, 2012, is the son of Edward D. Bagley, and each of them has previously disclaimed beneficial ownership of common stock beneficially owned by the other. The share amounts indicated for Mr. Edward D. Bagley do not include any shares held by E. Bryan Bagley.

(4)

This information is based upon the Form 4 filed with the SEC as of December 6, 2018. E. Bryan Bagley, who resigned as Director effective November 6, 2012, is the son of Edward D. Bagley, and each of them has previously disclaimed beneficial ownership of common stock beneficially owned by the other. The share amounts indicated for Mr. E. Bryan Bagley do not include any shares held by Edward D. Bagley.

 Equity Compensation Plans

Please refer to the section titled "Securities Authorized for Issuance under Equity Compensation Plans" contained in Item 5 in the Original Form 10-K for details regarding our compensation plans under which our equity securities are authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We recognize that transactions between us and any of our directors, executives or other related persons can present potential or actual conflicts of interest and create the appearance that our decisions are based on considerations other than the best interests of our company and shareholders. Therefore, as a general matter and in accordance with our Code of Ethics, it is our preference to avoid such transactions. Nevertheless, we recognize that there are situations where such transactions may be in, or may not be inconsistent with, the best interests of our company. Under the terms of its charter, our Audit and Compliance Committee reviews and, if appropriate, approves or ratifies any such transactions. Pursuant to the charter, the Committee will review any transaction in which we are or will be a participant and the amount involved exceeds $120,000, and in which any of our directors or executives had, has or will have a direct or indirect material interest. After its review, the Committee will only approve or ratify those transactions that are in, or are not inconsistent with, the best interests of our company and our shareholders, as the Committee determines in good faith. The Company’s Board of Directors adopted the Company's Related Party Transactions Policy on January 18, 2017. This policy is available in our website at http://investors.clearone.com/governance.cfm.

Related Party Transactions: Consulting Agreement with Edward D. Bagley

On June 3, 2015, the Company entered into a Consulting Agreement with Edward D. Bagley, former Chairman of the Board and greater than 10% shareholder (“Consulting Agreement”) which became effective on July 29, 2015 for a term of three years. Pursuant to the terms of the Consulting Agreement Mr. Bagley was paid a fee of $5,000 per month and was eligible to participate in our equity incentive programs and will be granted stock options commensurate with grants of stock options made to our directors. During 2016, he was paid $60,000 as consulting fees and was awarded 10,000 stock options at an exercise price of $11.26. He also received ClearOne stock awarded under a dividend equivalents plan offered to all ClearOne stock optionees including directors and officers. Under this plan, dividend equivalents were calculated at $0.10, $0.035, $0.035, $0.035 and $0.05, for each stock option outstanding in the quarters of 2014-Q4, 2015-Q1, 2015-Q2, 2015-Q3, and 2015-Q4, respectively and equivalent value of ClearOne stock awarded. The value of ClearOne stock received by Mr. Bagley in 2016 was $779. During 2017, he was paid $60,000 as consulting fees and was awarded 10,000 stock options at an exercise price of $9.90. During 2018, he was paid $60,000 as consulting fees but was not awarded any stock options. The Consulting Agreement was renewed in 2018 for a further period of three years.

Director Independence

Our Board of Directors has determined, after considering all the relevant facts and circumstances, that Larry Hendricks, Eric Robinson and Bruce Whaley are independent directors, in accordance with the definition of “independence” under the listing standards of NASDAQ, because they have no relationship with us that would interfere with their exercise of independent judgment.

Our Board of Directors has an Audit and Compliance Committee, a Compensation Committee, and a Nominating Committee, each consisting entirely of independent directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During 2018 and 2017, we retained our principal accountants, Tanner LLC, to provide services in the following categories and amounts:

	2018	2017
Audit Fees(1)	$320,719	$327,432
Audit-related Fees	9,894	—
Tax fees(2)	40,795	45,100
All other fees	—	—
Total	$371,408	$372,532

(1)	Represents fees billed for professional services rendered for the audit and reviews of our financial statements filed with the SEC on Forms 10-K and 10-Q.

(2)	Represents fees billed for tax filing, preparation, and tax advisory services.

Pre-Approval Policies and Procedures

The Audit and Compliance Committee ensures that we engage our independent registered public accounting firm to provide only audit and non-audit services that are compatible with maintaining the independence of our public accountants. The Audit and Compliance Committee approves or pre-approves all services provided by our public accountants. Permitted services include audit and audit-related services, tax services and other non-audit related services. Certain services are identified as restricted. Restricted services are those services that may not be provided by our external public accountants, whether identified in statute or determined to be incompatible with the role of an independent auditor. All fees identified in the preceding table were approved by the Audit and Compliance Committee. During 2018, the Audit and Compliance Committee reviewed all non-audit services provided by our independent registered public accounting firm and concluded that the provision of such non-audit services was compatible with maintaining the independence of the external public accountants.

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

CLEARONE, INC.

Registrant

/s/ Zeynep Hakimoglu
Zeynep Hakimoglu
President, Chief Executive Officer and Chairman of the Board
April 29, 2019