Form 10-Q
period 2019-03-31
CLEARONE INC
filed 2019-05-17
CIK 840715

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Larger Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒
Emerging Growth Company ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒No

The number of shares of ClearOne common stock outstanding as of May 15, 2019 was 16,630,597.

CLEARONE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2019

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CLEARONE, INC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$4,326	$11,211
Marketable securities	2,888	951
Receivables, net of allowance for doubtful accounts of $649 and $631, respectively	6,435	6,782
Inventories, net	12,331	13,228
Prepaid expenses and other assets	1,882	2,193
Total current assets	27,862	34,365
Long-term marketable securities	6,235	3,764
Long-term inventories, net	8,481	8,953
Property and equipment, net	1,280	1,388
Operating lease - right of use assets, net	2,818	—
Intangibles, net	11,102	10,249
Other assets	158	196
Total assets	$57,936	$58,915
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,326	$3,729
Accrued liabilities	2,396	1,996
Deferred product revenue	259	283
Total current liabilities	4,981	6,008
Deferred rent	—	135
Operating lease liability, net of current portion	2,406	—
Other long-term liabilities	570	571
Total liabilities	7,957	6,714

Shareholders' equity:
Common stock, par value $0.001, 50,000,000 shares authorized, 16,630,597 and 16,630,597 shares issued and outstanding	17	17
Additional paid-in capital	57,923	57,840
Accumulated other comprehensive loss	(137)	(181)
Accumulated deficit	(7,824)	(5,475)
Total shareholders' equity	49,979	52,201
Total liabilities and shareholders' equity	$57,936	$58,915

See accompanying notes

CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(Dollars in thousands, except per share amounts)

	Three months ended March 31,
	2019	2018
Revenue	$6,305	$7,289
Cost of goods sold	3,601	3,190
Gross profit	2,704	4,099
Operating expenses:
Sales and marketing	1,953	2,868
Research and product development	1,587	2,056
General and administrative	1,555	1,617
Total operating expenses	5,095	6,541
Operating loss	(2,391)	(2,442)
Other income, net	42	24
Loss before income taxes	(2,349)	(2,418)
Provision for (benefit from) income taxes	—	(572)
Net loss	$(2,349)	$(1,846)
Basic weighted average shares outstanding	16,630,597	8,307,125
Diluted weighted average shares outstanding	16,630,597	8,307,125

Basic loss per share	$(0.14)	$(0.22)
Diluted loss per share	$(0.14)	$(0.22)

Comprehensive loss:
Net loss	$(2,349)	$(1,846)
Unrealized gain (loss) on available-for-sale securities, net of tax	70	(70)
Change in foreign currency translation adjustment	(27)	22
Comprehensive loss	$(2,306)	$(1,894)

See accompanying notes

CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share amounts)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(2,349)	$(1,846)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	509	380
Amortization of right-of-use assets	148	—
Share-based compensation expense	74	137
Provision for (recoveries of) doubtful accounts, net	18	18
Change of inventory to net realizable value	185	255
Deferred income taxes	—	(696)
Changes in operating assets and liabilities:
Receivables	320	1,545
Inventories	1,184	(319)
Prepaid expenses and other assets	(25)	(108)
Accounts payable	(1,403)	172
Accrued liabilities	(156)	110
Income taxes payable	373	3
Deferred product revenue	(25)	(22)
Operating lease liabilities	(147)	—
Other long-term liabilities	—	72
Net cash used in operating activities	(1,294)	(299)

Cash flows from investing activities:
Purchase of property and equipment	(37)	(62)
Purchase of intangibles	4	(62)
Capitalized patent defense costs	(1,221)	(1,283)
Proceeds from maturities and sales of marketable securities	427	3,304
Purchases of marketable securities	(4,764)	(884)
Net cash provided by (used in) investing activities	(5,591)	1,013

Cash flows from financing activities:
Net proceeds from equity-based compensation programs	9	11
Dividend payments	—	(583)
Repurchase and cancellation of stock	—	(147)
Net cash used in financing activities	9	(719)

Effect of exchange rate changes on cash and cash equivalents	(9)	11

Net increase (decrease) in cash and cash equivalents	(6,885)	6
Cash and cash equivalents at the beginning of the period	11,211	5,571
Cash and cash equivalents at the end of the period	$4,326	$5,577

See accompanying notes

CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share amounts)

The following is a summary of supplemental cash flow activities:

	Three months ended March 31,
	2019	2018
Cash paid for income taxes	$—	$1

See accompanying notes

CLEARONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

1. Business Description, Basis of Presentation and Significant Accounting Policies

Business Description:

ClearOne, Inc., together with its subsidiaries (collectively, “ClearOne” or the “Company”), is a global market leader enabling conferencing, collaboration, and AV streaming solutions for voice and visual communications. The performance and simplicity of our advanced, comprehensive solutions offer unprecedented levels of functionality, reliability and scalability.

Basis of Presentation:

The fiscal year for ClearOne is the twelve months ending on December 31. The consolidated financial statements include the accounts of ClearOne and its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

These accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are not audited. Certain information and footnote disclosures that are usually included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been either condensed or omitted in accordance with SEC rules and regulations. The accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of March 31, 2019 and December 31, 2018, the results of operations for the three months ended March 31, 2019 and 2018, and the cash flows for the three months ended March 31, 2019 and 2018. The results of operations for the three months ended March 31, 2019 and 2018 are not necessarily indicative of the results for a full-year period. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC.

Significant Accounting Policies:

The significant accounting policies were described in Note 1 to the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2018. There have been no changes to these policies during the three months ended March 31, 2019 that are of significance or potential significance to the Company except for the change in accounting for leases as described below.

Recent accounting standard related to Leases: In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). This new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. In July 2018, the FASB issued ASU No. 2018-11 which provides an alternative transition method that allows entities to apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has adopted the requirements of ASU 2016-02 on January 1, 2019, the first day of fiscal year 2019, using the optional transition method. The Company elected to use certain practical expedient options, which allows an entity not to reassess whether any existing or expired contracts contain leases. There was an increase in assets of $2,966 and liabilities of $3,101 due to the recognition of the required right-of-use asset and corresponding liability for all lease obligations that are currently classified as operating leases with the difference of $135 related to existing deferred rent that reduced the ROU asset recorded. The standard did not have a material impact on our condensed consolidated statements of operations and comprehensive loss.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

Accounting Policy related to Leases: We determine if an arrangement is a lease at inception. Operating leases are included in operating lease - right of use (“ROU”) assets, accrued liabilities, and operating lease liability in our consolidated balance sheets. As of adoption of ASC 842 and as of March 31, 2019 and December 31, 2018, the Company was not party to finance lease arrangements.

ROU assets represent our right to use an underlying asset for the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and operating lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense is recognized on a straight-line basis over the lease term.

Under the available practical expedient, we account for the lease and non-lease components as a single lease component.

Other recent accounting pronouncements: The Company has determined that other recently issued accounting standards will either have no material impact on its consolidated financial position, results of operations or cash flows, or will not apply to its operations.

2. Revenue Information

The following table disaggregates the Company’s revenue into primary product groups:

	Three months ended March 31, 2019	Three months ended March 31, 2018
Audio Conferencing	$2,711	$3,659
Microphones	2,106	2,310
Video products	1,488	1,320
	$6,305	$7,289

	Three months ended March 31, 2019	Three months ended March 31, 2018
North and South America	$3,760	$4,345
Asia (including Middle East) and Australia	1,864	2,038
Europe and Africa	681	906
	$6,305	$7,289

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three months ended March 31,
	2019	2018
Numerator:
Net loss	$(2,349)	$(1,846)
Denominator:
Basic weighted average shares outstanding	16,630,597	8,307,125
Dilutive common stock equivalents using treasury stock method	—	—
Diluted weighted average shares outstanding	16,630,597	8,307,125

Basic loss per common share	$(0.14)	$(0.22)
Diluted loss per common share	$(0.14)	$(0.22)

Weighted average options outstanding	587,184	748,078
Anti-dilutive options not included in the computations	587,184	748,078

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

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of securities at March 31, 2019 and December 31, 2018 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
March 31, 2019
Available-for-sale securities:
Corporate bonds and notes	$5,465	$37	$(12)	$5,490
Municipal bonds	3,634	6	(7)	3,633
Total available-for-sale securities	$9,099	$43	$(19)	$9,123

December 31, 2018
Available-for-sale securities:
Corporate bonds and notes	$2,911	$1	$(31)	$2,881
Municipal bonds	1,849	—	(15)	1,834
Total available-for-sale securities	$4,760	$1	$(46)	$4,715

 Maturities of marketable securities classified as available-for-sale securities were as follows at March 31, 2019:

	Amortized cost	Estimated fair value
Due within one year	$2,888	$2,888
Due after one year through five years	6,059	6,080
Due after five years	152	155
Total available-for-sale securities	$9,099	$9,123

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

Debt securities in an unrealized loss position as of March 31, 2019 were not deemed impaired at acquisition and subsequent declines in fair value are not deemed attributed to declines in credit quality. Management believes that it is more likely than not that the securities will receive a full recovery of par value, although there can be no assurance that such recovery will occur. The available-for-sale marketable securities with continuous gross unrealized loss position for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 months		More than 12 months		Total
	Estimated fair value	Gross unrealized holding losses	Estimated fair value	Gross unrealized holding losses	Estimated fair value	Gross unrealized holding losses
As of March 31, 2019
Corporate bonds and notes	$104	$(1)	$5,386	$(11)	$5,490	$(12)
Municipal bonds	—	—	3,633	(7)	3,633	(7)
Total	$104	$(1)	$9,019	$(18)	$9,123	$(19)

5. Intangible Assets

Intangible assets as of March 31, 2019 and December 31, 2018 consisted of the following:

	Estimated useful lives (years)			March 31, 2019	December 31, 2018
Tradename	5	to	7	$555	$555
Patents and technological know-how		10		14,548	13,377
Proprietary software	3	to	15	2,981	2,981
Other	3	to	5	323	323
Total intangible assets				18,407	17,236
Accumulated amortization				(7,305)	(6,987)
Total intangible assets, net				$11,102	$10,249

The amortization of intangible assets for the three months ended March 31, 2019 and 2018 was as follows:

	Three months ended March 31,
	2019	2018
Amortization of intangible assets	$364	$248

The estimated future amortization expense of intangible assets is as follows:

Years ending December 31,	Amount
2019 (Remainder)	$940
2020	1,126
2021	1,126
2022	1,126
2023	1,033
Thereafter	5,751
Total	11,102

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

6. Inventories

Inventories, net of reserves, as of March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018
Current:
Raw materials	$499	$1,795
Finished goods	11,832	11,433
	$12,331	$13,228

Long-term:
Raw materials	$1,947	$2,165
Finished goods	6,534	6,788
	$8,481	$8,953

Long-term inventory represents inventory held in excess of our current (next 12 months) requirements based on our recent sales and forecasted level of sales. We expect to sell the above inventory, net of reserves, at or above the stated cost and believe that no loss will be incurred on its sale, although there can be no assurance of the timing or amount of any sales.

Net loss incurred on valuation of inventory at lower of cost or market value and write-off of obsolete inventory during the three months ended March 31, 2019 and 2018 was $185 and $255, respectively.

7. Leases and Deferred Rent

Rent expense is recognized on a straight-line basis over the period of the lease taking into account future rent escalation and holiday periods. Rent expense was $171 and $246, for the three months ended March 31, 2019 and 2018, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

Supplemental cash flow information related to leases was as follows:

Three months ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$176
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—

Supplemental balance sheet information related to leases was as follows:

March 31, 2019
Operating lease right-of-use assets	$2,818

Current portion of operating lease liabilities, included in accrued liabilities	$548
Operating lease liabilities, net of current portion	2,406
Total operating lease liabilities	2,954

Weighted average remaining lease term for operating leases	5.3 years
Weighted average discount rate for operating leases	6.1%

The following represents maturities of operating lease liabilities as of March 31, 2019:

Years ending December 31,
Remainder of 2019	$533
2020	700
2021	646
2022	595
2023	606
Thereafter	375
Total lease payments	3,455
Less: Imputed interest	(501)
Total	$2,954

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

8. Shareholders' Equity

	Three months ended March 31, 2019	Three months ended March 31, 2018
Common stock
Balance, beginning of period	$17	$8
Balance, end of period	17	8

Additional paid-in capital
Balance, beginning of period	$57,840	$47,464
Share-based compensation expense	74	137
Proceeds from employee stock purchase plan	9	11
Balance, end of period	57,923	47,612

Accumulated other comprehensive loss
Balance, beginning of period	$(181)	$(65)
Unrealized gain (loss) on available-for-sale securities, net of tax	70	(70)
Foreign currency translation adjustment	(26)	22
Balance, end of period	(137)	(113)

Retained earnings (accumulated deficit)
Balance, beginning of period	$(5,475)	$9,160
Stock repurchased	-	(147)
Cash dividends, $0.07 per share	-	(583)
Impact on retained earnings for change in revenue recognition policy	-	2,783
Net loss	(2,349)	(1,846)
Balance, end of period	$(7,824)	$9,367

Total shareholders' equity	$49,979	$56,874

9. Share-based Compensation

Employee Stock Option Plans

The Company’s share-based incentive plans offering stock options are offered under the Company’s 2007 Equity Incentive Plan (the “2007 Plan”), which was restated and approved by the shareholders on December 12, 2015. Provisions of the restated 2007 Plan include the granting of up to 2,000,000 incentive and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units. Options may be granted to employees, officers, non-employee directors and other service providers and may be granted upon such terms as the Compensation Committee of the Board of Directors determines in their sole discretion. As of March 31, 2019, there were 570,523 options outstanding under the 2007 Plan. As of March 31, 2019, the 2007 Plan had 924,571 authorized unissued options.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

A summary of the stock option activity under the Company’s plans for the three months ended March 31, 2019 is as follows:

	Number of shares	Weighted average exercise price

Options outstanding at beginning of year	624,256	$8.87
Granted	—	—
Less:
Exercised	—	—
Forfeited prior to vesting	—	—
Canceled or expired	(53,733)	9.49
Options outstanding at March 31, 2019	570,523	8.81
Options exercisable at end of March 31, 2019	514,438	$8.63

As of March 31, 2019, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, was approximately $191, which will be recognized over a weighted average period of 1.02 years.

Share-based compensation expense has been recorded as follows:

	Three months ended March 31,
	2019	2018
Cost of goods sold	$2	$5
Sales and marketing	1	10
Research and product development	12	30
General and administrative	59	92
	$74	$137

 10. Fair Value Measurements

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

Level 3 - Unobservable inputs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

The substantial majority of the Company’s financial instruments are valued using observable inputs. The following table sets forth the fair value of the financial instruments re-measured by the Company as of March 31, 2019 and December 31, 2018:

	Level 1	Level 2	Level 3	Total
March 31, 2019
Corporate bonds and notes	$—	$5,490	$—	$5,490
Municipal bonds	—	3,633	—	3,633
Total	$—	$9,123	$—	$9,123
December 31, 2018
Corporate bonds and notes	$—	$2,881	$—	$2,881
Municipal bonds	—	1,834	—	1,834
Total	$—	$4,715	$—	$4,715

11. Income Taxes

The current year loss did not result in income tax benefit due to recording a full valuation allowance against expected benefits.  The valuation allowance was recorded as we concluded that it was more likely than not that our deferred tax assets were not realizable primarily due to the Company's recent pre-tax losses.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this report, other than statements of historical fact, are forward-looking statements for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are made as of the date hereof and are based on information available tob us as of such date. We assume no obligation to update any forward-looking statement. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are based upon reasonable assumptions at the time made, there can be no assurance that any such expectations or any forward-looking statement will prove to be correct. Our actual results will vary, and may vary materially, from those projected or assumed in the forward-looking statements. Future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not anticipate, including, without limitation, product recalls and product liability claims; infringement of our technology or assertion that our technology infringes the rights of other parties; termination of supplier relationships, or failure of suppliers to perform; inability to successfully manage growth; delays in obtaining regulatory approvals or the failure to maintain such approvals; concentration of our revenue among a few customers, products or procedures; development of new products and technology that could render our products obsolete; market acceptance of new products; introduction of products in a timely fashion; price and product competition, availability of labor and materials, cost increases, and fluctuations in and obsolescence of inventory; volatility of the market price of our common stock; foreign currency fluctuations; changes in key personnel; work stoppage or transportation risks; integration of business acquisitions; and other factors referred to in our reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2018. All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Additional factors that may have a direct bearing on our operating results are discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

BUSINESS OVERVIEW

ClearOne is a global Company that designs, develops and sells conferencing, collaboration, and AV networking solutions for voice and visual communications. The performance and simplicity of our advanced, comprehensive solutions offer a high level of functionality, reliability and scalability.

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

During the first quarter of 2019, we began shipping our patented Beamforming Microphone Array Ceiling Tile (BMA CT) to our partners.  All of the innovations developed for the BMA CT make the integrator’s job easier and more profitable. The BMA CT dramatically transforms how integrators can approach system design for ceiling tile installations, allowing for multi-array setups that can utilize a single, low-channel count DSP mixer while maintaining ClearOne’s high level of performance and reliability. Further simplification comes from the array’s built-in power amplifier, which allows each array to drive two 10-Watt, 8-Ohm loudspeakers. The BMA CT also features ClearOne’s proprietary adaptive steering technology (think of it as smart switching). This provides impeccable room coverage while eliminating the need to adjust individual beams. Integrators can daisy chain ceiling tiles via P-Link (ClearOne’s proprietary peripheral link) for larger conference setups – for simpler wiring and longer distances compared to networked home-run connections. P-Link also allows integrators to daisy chain additional peripherals such as wireless mics, USB Expanders, and GPIO Expanders.  The system supports all of this functionality with zero consumption of analog I/O and signal processing in the DSP mixer leaving those resources available for other needs.

We also introduced COLLABORATE®  Space to our growing family of collaboration solutions.  It’s a suite that unifies messaging, calls and meetings and will energize workflows and increase productivity for everyone involved in the enterprise. Designed as a persistent, user-friendly collaboration suite, COLLABORATE Space contains many powerful UCC capabilities, as well as the seamless ability to make calls outside the network.  With COLLABORATE Space, users can work together one-on-one, or in groups of hundreds, with integrated file sharing, searchable archives, and user presence information. They can connect with colleagues and contacts, via audio and video, with the most intuitive collaboration tools. Users can meet immediately or schedule a meeting and access a full suite of collaboration features, including file sharing, whiteboarding, annotation, chat, and meeting minutes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the first quarter, we continued our serious litigation efforts to stop infringement of our strategic patents. We also continue our programs to cut costs and to speed up product development that we believe will enable us to get back to a growth path.

Overall revenue declined in the first quarter of 2019 when compared to the first quarter of 2018, with declines seen in all product categories except video. We believe the on-going infringement of ClearOne’s patents is the major cause of our revenue decline in the audio conferencing and microphones categories.

Our gross profit margin decreased to 43% during the first quarter of 2019 from 56% for the first quarter of 2018. Gross profit margin decreased primarily due to reduced overhead absorption into inventory as we continue to reduce our net spend on inventory.

Net loss increased from $1.8 million in the first quarter of 2018 to $2.3 million in the first quarter of 2019. The increase in net loss in 2019 was primarily due to reduced gross profit and reduced tax benefit partially offset by reduction in operating expenses.

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

Revenue from our video products are critical to our long-term growth. We face intense competition in this market from well-established market leaders as well as emerging players rich with marketing funds. We expect our strategy of combining Spontania, our cloud-based video conferencing product, Collaborate, our appliance-based media collaboration product, our high-quality professional cameras, and our high-end audio conferencing technology will generate high growth in the near future. We believe we are also well positioned to capitalize on the continuing migration away from the traditional hardware-based video conferencing systems to software-based video conferencing applications.

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

Results of Operations for the first quarter of 2019

The following table sets forth certain items from our unaudited condensed consolidated statements of operations (dollars in thousands) for the three months ended March 31, 2019 (“2019-Q1”) and 2018 (“2018-Q1”), respectively, together with the percentage of total revenue which each such item represents:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	2019-Q1	2018-Q1	Percentage Change 2019-Q1 vs 2018-Q1
Revenue	$6,305	$7,289	-13%
Cost of goods sold	3,601	3,190	-13%
Gross profit	2,704	4,099	-34%
Sales and marketing	1,953	2,868	-32%
Research and product development	1,587	2,056	-23%
General and administrative	1,555	1,617	-4%
Operating loss	(2,391)	(2,442)	2%
Other income, net	42	24	75%
Loss before income taxes	(2,349)	(2,418)	3%
Provision for (benefit from) income taxes	-	(572)	-100%
Net loss	$(2,349)	$(1,846)	-27%

Revenue

Our revenue decreased to $6.3 million in 2019 compared to $7.3 million in 2018. The highest decline was seen in audio conferencing category with 11% decline followed by microphones with 9% decline. Revenue from video products grew by 13% on the back of growth in sales of videoconferencing appliances, cameras and cloud-based videoconferencing services. The decline in audio conferencing category was due to decline in all subcategories including professional installed audio conferencing, personal conferencing and tabletop conferencing. The decline in microphones category was due to decline in beamforming microphones. The on-going infringement of ClearOne’s patents is the major cause of our revenue decline in audio conferencing and microphones categories.

The share of audio conferencing products in our product mix declined marginally from 50% in 2018-Q1 to 43% in 2019-Q1. The share of microphones slightly improved from 32% to 33%. Share of video products in the revenue mix increased from 18% to 24%.

During 2019-Q1 revenue declined across all major markets except Middle East, India and Central Europe. The decline was more pronounced in the Canada, Australia, Japan and Northern Europe. Asia Pacific including Middle East decreased by 9%, Europe and Africa declined by 14% and Americas declined by 13%.

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

Our gross profit for 2019-Q1 was approximately $2.7 million or 43% compared to approximately $4.1 million, or 56%, for 2018-Q1. Gross margin for 2019-Q1 declined mainly due to reduced overhead absorption into inventory due to continued declined in inventory purchasing activity.

Our profitability in the near-term continues to depend significantly on our revenues from professional installed audio conferencing products. We hold long-term inventory and if we are unable to sell our long-term inventory, our profitability might be affected by inventory write-offs and price mark-downs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Expenses

Operating expenses include sales and marketing (“S&M”) expenses, research and product development (“R&D”) expenses and general and administrative (“G&A”) expenses. Total operating expenses were $5.1 million for 2019-Q1 compared to $6.5 million for 2018-Q1. The following contains a more detailed discussion of expenses related to sales and marketing, research and product development, general and administrative, and other items.

Sales and Marketing - S&M expenses include selling, customer service, and marketing expenses such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses.

S&M expenses for 2019-Q1 decreased to $2.0 million from $2.9 million for 2018-Q1. The decrease was mainly due to decreases in employee related costs, marketing expenses related to tradeshows, inventory costs for demonstration purposes and commission payments.

Research and Product Development - R&D expenses include research and development, product line management, engineering services, and test and application expenses, including employee related costs, outside services, expensed materials, depreciation, and an allocation of overhead expenses.

R&D expenses were approximately $1.6 million for 2019-Q1, as compared to $2.1 million for 2018-Q1. The decrease was primarily due to reductions in employee related costs and allocations of overhead expenses.

General and Administrative - G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs, and corporate administrative costs, including costs related to finance and human resources.

G&A expenses remained almost the same at $1.6 million in 2019-Q1 and 2018-Q1.

Other income (expense), net

Other income (expense), net, includes interest income, interest expense, and foreign currency changes.

Other income marginally increased in 2019-Q1 compared to higher interest income.

Provision for income taxes

During 2019-Q1, we did not recognize any benefit from the losses incurred due to setting up of full valuation allowance. During 2018-Q1 we accrued income taxes at the forecasted effective tax benefit rate of 27.0%

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2019, our cash and cash equivalents were approximately $4.3 million compared to $11.2 million as of December 31, 2018. Our working capital was $22.9 million and $28.3 million as of March 31, 2019 and December 31, 2018, respectively.

Net cash used in operating activities was approximately $1.3 million in 2019-Q1, an increase of cash used of approximately $1.0 million from $0.3 million of cash used in operating activities in 2018-Q1. The increase was primarily due to an increase in cash outflows due to change in operating assets and liabilities of $1.2 million and an increase in net loss by $0.5 million, partially offset by increase in non-cash charges of $0.7 million.

Net cash used by investing activities was $5.6 million for 2019-Q1 compared to net cash flows provided by investing activities of $1.0 million during the 2018-Q1, an increase in cash used of $6.6 million. The increase was primarily due to an increase in net purchases of marketable securities of approximately $6.8 million.

Capitalization of patent defense costs. We capitalize external legal costs incurred in the defense of our patents when we believe that a significant, discernible increase in value will result from the defense and a successful outcome of the legal action is probable. When we capitalize patent defense costs we amortize the costs over the remaining estimated useful life of the patent, which is 15 to 17 years. During 2019-Q1 we spent $1.2 million of legal costs related to the defense of our patents and capitalized the entire amount.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net cash provided by financing activities was $9 thousand during 2019-Q1. Net cash used in financing activities was approximately $0.7 million during 2018-Q1, which consisted of cash outflows of $0.1 million on repurchase and cancellation of stock and $0.6 million for dividend payments.

We are currently pursuing all available legal remedies to defend our strategic patents from infringement. We have already spent about $9.7 million from 2016 through March 31, 2019 towards this litigation and may be required to spend more to continue our legal defense. We have been actively engaged in preserving cash by suspending our dividend program, allowing the share repurchase program to expire and implementing company-wide cost reduction measures. In addition, we expect to generate additional cash as our inventory levels are brought down to historical levels. We also believe that the measures taken by us will yield higher revenues in the future. We believe all of these and effective management of working capital will provide the liquidity needed to meet our short-term and long-term operating requirements and finance our growth plans. We also believe that our strong portfolio of intellectual property and our solid brand equity in the market will enable us to raise additional capital if and when needed to meet our short and long-term financing needs. In addition to capital expenditures, we may use cash in the near future for selective infusions of technology, sales and marketing, infrastructure, and other investments to fuel our growth.

At March 31, 2019, we had open purchase orders related to our electronics manufacturing service providers of approximately $2.1 million, primarily related to inventory purchases.

At March 31, 2019, we had inventory totaling $20.8 million, of which non-current inventory accounted for $8.5 million. This compares to total inventories of $22.2 million and non-current inventory of $9.0 million as of December 31, 2018.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance-sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, results of operations or liquidity.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our results of operations and financial position are based upon our unaudited consolidated financial statements included under Item 1 of this Form 10-Q, which have been prepared in conformity with accounting principles generally accepted in the United States. We review the accounting policies used in reporting our financial results on a regular basis. We believe certain of our accounting policies are critical to understanding our financial position and results of operations. Except with respect to our revenue recognition practices included in Note 1. “Business Description, Basis of Presentation and Significant Accounting Policies” under Item 1 of this Form 10-Q, there have been no changes to the critical accounting policies as explained in our Annual Report on Form 10-K for the year ended December 31, 2018.

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of recent accounting pronouncements, see Note 1: “Business Description, Basis of Presentation and Significant Accounting Policies” in the notes to our unaudited consolidated financial statements included under Item 1 of this Form 10-Q.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.     CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2019 was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial and Accounting Officer. Based upon this evaluation, our Chief Executive Officer and Senior Vice President of Finance concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2019 due to the material weakness in internal control over financial reporting as described below.

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

Except as noted above, there has been no change in the Company's internal control over financial reporting as of March 31, 2019, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

There have been no material developments during the three months ended March 31, 2019 in the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 1A. RISK FACTORS

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

ClearOne, Inc., (Registrant)

	By:	/s/ Zeynep Hakimoglu
May 17, 2019		Zeynep Hakimoglu President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

	By:	/s/ Narsi Narayanan
May 17, 2019		Narsi Narayanan Senior Vice President of Finance (Principal Accounting and Principal Financial Officer)