Form 10-Q
period 2019-06-30
CLEARONE INC
filed 2019-08-14
CIK 840715

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

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

Larger Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒
Emerging Growth Company ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001	CLRO	The NASDAQ Capital Market

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The number of shares of ClearOne common stock outstanding as of August 14, 2019 was 16,646,323.

CLEARONE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2019

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CLEARONE, INC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	June 30. 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$2,352	$11,211
Marketable securities	3,092	951
Receivables, net of allowance for doubtful accounts of $671 and $631, respectively	6,491	6,782
Inventories, net	12,258	13,228
Prepaid expenses and other assets	1,202	2,193
Total current assets	25,395	34,365
Long-term marketable securities	6,854	3,764
Long-term inventories, net	7,715	8,953
Property and equipment, net	1,196	1,388
Operating lease - right of use assets, net	2,684	—
Intangibles, net	11,871	10,249
Other assets	192	196
Total assets	$55,907	$58,915
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,979	$3,729
Accrued liabilities	2,813	1,996
Deferred product revenue	239	283
Total current liabilities	5,031	6,008
Deferred rent	—	135
Operating lease liability	2,269	—
Other long-term liabilities	571	571
Total liabilities	7,871	6,714

Shareholders' equity:
Common stock, par value $0.001, 50,000,000 shares authorized, 16,646,323 and 16,630,597 shares issued and outstanding	17	17
Additional paid-in capital	57,985	57,840
Accumulated other comprehensive loss	(44)	(181)
Accumulated deficit	(9,922)	(5,475)
Total shareholders' equity	48,036	52,201
Total liabilities and shareholders' equity	$55,907	$58,915

See accompanying notes

CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(Dollars in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenue	$6,420	$6,971	$12,725	$14,260
Cost of goods sold	3,481	3,721	7,082	6,911
Gross profit	2,939	3,250	5,643	7,349

Operating expenses:
Sales and marketing	2,261	2,760	4,214	5,628
Research and product development	1,307	1,920	2,894	3,976
General and administrative	1,475	1,542	3,030	3,159
Total operating expenses	5,043	6,222	10,138	12,763

Operating loss	(2,104)	(2,972)	(4,495)	(5,414)

Other income, net	51	49	93	73

Loss before income taxes	(2,053)	(2,923)	(4,402)	(5,341)

Provision for (benefit from) income taxes	45	(760)	45	(1,332)

Net loss	$(2,098)	$(2,163)	$(4,447)	$(4,009)

Basic weighted average shares outstanding	16,630,770	8,301,094	16,630,684	8,304,093
Diluted weighted average shares outstanding	16,630,770	8,301,094	16,630,684	8,304,093

Basic loss per share	$(0.13)	$(0.26)	$(0.27)	$(0.48)
Diluted loss per share	$(0.13)	$(0.26)	$(0.27)	$(0.48)

Comprehensive income:
Net loss	$(2,098)	$(2,163)	$(4,447)	$(4,009)
Unrealized gain (loss) on available-for-sale securities, net of tax	84	(1)	154	(71)
Change in foreign currency translation adjustment	9	(60)	(17)	(38)
Comprehensive loss	$(2,005)	$(2,224)	$(4,310)	$(4,118)

See accompanying notes

CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share amounts)

	Six months ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(4,447)	$(4,009)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	964	769
Amortization of right-of-use assets	282	—
Amortization of deferred rent	—	1
Stock-based compensation expense	129	266
Provision for doubtful accounts, net	40	59
Change of inventory to net realizable value	368	425
Deferred income taxes	—	(927)
Changes in operating assets and liabilities:
Receivables	251	2,585
Inventories	1,840	(33)
Prepaid expenses and other assets	584	54
Accounts payable	(1,750)	(595)
Accrued liabilities	255	38
Income taxes payable	411	(540)
Deferred product revenue	(44)	(37)
Operating lease liabilities	(281)	—
Other long-term liabilities	—	79
Net cash used in operating activities	(1,398)	(1,865)

Cash flows from investing activities:
Purchase of property and equipment	(72)	(130)
Purchase of intangibles	(24)	(98)
Capitalized patent defense costs	(2,298)	(2,383)
Proceeds from maturities and sales of marketable securities	2,011	5,128
Purchases of marketable securities	(7,088)	(1,403)
Net cash provided by (used in) investing activities	(7,471)	1,114

Cash flows from financing activities:
Net proceeds from equity-based compensation programs	16	20
Dividend payments	—	(583)
Repurchase and cancellation of stock	—	(147)
Net cash provided by (used in) financing activities	16	(710)

Effect of exchange rate changes on cash and cash equivalents	(6)	(31)

Net decrease in cash and cash equivalents	(8,859)	(1,492)
Cash and cash equivalents at the beginning of the period	11,211	5,571
Cash and cash equivalents at the end of the period	$2,352	$4,079

See accompanying notes

CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share amounts)

The following is a summary of supplemental cash flow activities:

	Six months ended June 30,
	2019	2018
Cash paid for income taxes	$—	$11

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

These accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are not audited. Certain information and footnote disclosures that are usually included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been either condensed or omitted in accordance with SEC rules and regulations. The accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of June 30, 2019 and December 31, 2018, the results of operations for the three and six months ended June 30, 2019 and 2018, and the cash flows for the six months ended June 30, 2019 and 2018. The results of operations for the three and six months ended June 30, 2019 and 2018 are not necessarily indicative of the results for a full-year period. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC.

Significant Accounting Policies:

The significant accounting policies were described in Note 1 to the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2018. There have been no changes to these policies during the six months ended June 30, 2019 that are of significance or potential significance to the Company except for the change in accounting for leases as described below.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

Accounting Policy related to Leases: We determine if an arrangement is a lease at inception. Operating leases are included in operating lease - right of use (“ROU”) assets, accrued liabilities, and operating lease liability in our consolidated balance sheets. As of adoption of ASC 842 and as of June 30, 2019 and December 31, 2018, the Company was not party to finance lease arrangements.

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

2. Revenue Information

The following table disaggregates the Company’s revenue into primary product groups:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Audio Conferencing	$2,889	$3,593	$5,600	$7,252
Microphones	2,230	2,255	4,336	4,565
Video products	1,301	1,123	2,789	2,443
	$6,420	$6,971	$12,725	$14,260

The following table disaggregates the Company’s revenue into major regions:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
North and South America	$3,493	$4,111	$7,253	$8,456
Asia (including Middle East) and Australia	1,969	1,861	3,833	3,899
Europe and Africa	958	999	1,639	1,905
	$6,420	$6,971	$12,725	$14,260

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(2,098)	$(2,163)	$(4,447)	$(4,009)
Denominator:
Basic weighted average shares outstanding	16,630,770	8,301,094	16,630,684	8,304,093
Dilutive common stock equivalents using treasury stock method	—	—	—	—
Diluted weighted average shares outstanding	16,630,770	8,301,094	16,630,684	8,304,093

Basic loss per common share	$(0.13)	$(0.26)	$(0.27)	$(0.48)
Diluted loss per common share	$(0.13)	$(0.26)	$(0.27)	$(0.48)

Weighted average options outstanding	569,997	724,373	578,543	736,160
Anti-dilutive options not included in the computations	569,997	724,373	578,543	736,160

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

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of securities at June 30, 2019 and December 31, 2018 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
June 30, 2019
Available-for-sale securities:
Corporate bonds and notes	$5,756	$96	$(7)	$5,845
Municipal bonds	4,082	20	(1)	4,101
Total available-for-sale securities	$9,838	$116	$(8)	$9,946

December 31, 2018
Available-for-sale securities:
Corporate bonds and notes	$2,911	$1	$(31)	$2,881
Municipal bonds	1,849	—	(15)	1,834
Total available-for-sale securities	$4,760	$1	$(46)	$4,715

 Maturities of marketable securities classified as available-for-sale securities were as follows at June 30, 2019:

	Amortized cost	Estimated fair value
Due within one year	$3,081	$3,092
Due after one year through five years	6,757	6,854
Due after five years	—	—
Total available-for-sale securities	$9,838	$9,946

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

Debt securities in an unrealized loss position as of June 30, 2019 were not deemed impaired at acquisition and subsequent declines in fair value are not deemed attributed to declines in credit quality. Management believes that it is more likely than not that the securities will receive a full recovery of par value, although there can be no assurance that such recovery will occur. The available-for-sale marketable securities with continuous gross unrealized loss position for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 months		More than 12 months		Total
	Estimated fair value	Gross unrealized holding losses	Estimated fair value	Gross unrealized holding losses	Estimated fair value	Gross unrealized holding losses
As of June 30, 2019
Corporate bonds and notes	$293	$(5)	$562	$(2)	$855	$(7)
Municipal bonds	—	—	690	(1)	690	(1)
Total	$293	$(5)	$1,252	$(8)	$1,545	$(8)

5. Intangible Assets

Intangible assets as of June 30, 2019 and December 31, 2018 consisted of the following:

	Estimated useful lives (years)			June 30, 2019	December 31, 2018
Tradename	5	to	7	$555	$555
Patents and technological know-how		10		15,653	13,377
Proprietary software	3	to	15	2,981	2,981
Other	3	to	5	323	323
Total intangible assets				19,512	17,236
Accumulated amortization				(7,641)	(6,987)
Total intangible assets, net				$11,871	$10,249

The amortization of intangible assets for the three and six months ended June 30, 2019 and 2018 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Amortization of intangible assets	$(336)	$(265)	$(700)	$(513)

The estimated future amortization expense of intangible assets is as follows:

Years ending December 31,	Amount
2019 (Remainder)	$656
2020	1,175
2021	1,175
2022	1,175
2023	1,168
Thereafter	6,522
Total	11,871

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

6. Inventories

Inventories, net of reserves, as of June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	December 31, 2018
Current:
Raw materials	$482	$1,795
Finished goods	11,776	11,433
	$12,258	$13,228

Long-term:
Raw materials	$2,039	$2,165
Finished goods	5,676	6,788
	$7,715	$8,953

Long-term inventory represents inventory held in excess of our current (next 12 months) requirements based on our recent sales and forecasted level of sales. We expect to sell the above inventory, net of reserves, at or above the stated cost and believe that no loss will be incurred on its sale, although there can be no assurance of the timing or amount of any sales.

Net loss incurred on valuation of inventory at lower of cost or market value and write-off of obsolete inventory for the three and six months ended June 30, 2019 and 2018 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net loss incurred on valuation of inventory at lower of cost or market value and write-off of obsolete inventory	$(183)	$(170)	$(368)	$(425)

7. Leases and Deferred Rent

Rent expense is recognized on a straight-line basis over the period of the lease taking into account future rent escalation and holiday periods.

Rent expense for the three and six months ended June 30, 2019 and 2018 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Rent expense	$(192)	$(227)	$(363)	$(473)

We occupy a 5,000 square-foot facility in Gainesville, Florida under the terms of an operating lease that expires in February 2021 with the possibility of renewing the lease for 10 more years. The Gainesville facility is used primarily to support our research and development activities.

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

Supplemental cash flow information related to leases was as follows:

Six months ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$356
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—

Supplemental balance sheet information related to leases was as follows:

June 30, 2019
Operating lease right-of-use assets	$2,684

Current portion of operating lease liabilities, included in accrued liabilities	$551
Operating lease liabilities, net of current portion	2,269
Total operating lease liabilities	2,820

Weighted average remaining lease term for operating leases (in years)	4.9
Weighted average discount rate for operating leases	6.1%

The following represents maturities of operating lease liabilities as of June 30, 2019:

Years ending December 31,
2019 (Remainder)	$356
2020	700
2021	646
2022	595
2023	606
Thereafter	375
Total lease payments	3,278
Less: Imputed interest	(458)
Total	$2,820

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

8. Shareholders' Equity

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Common stock and additional paid-in capital
Balance, beginning of period	$57,940	$47,620	$57,857	$47,472
Share-based compensation expense	55	129	129	266
Proceeds from employee stock purchase plan	7	9	16	20
Balance, end of period	$58,002	$47,758	58,002	47,758

Accumulated other comprehensive loss
Balance, beginning of period	$(137)	$(113)	$(181)	$(65)
Unrealized gain (loss) on available-for-sale securities, net of tax	84	(1)	154	(71)
Foreign currency translation adjustment	9	(60)	(17)	(38)
Balance, end of period	$(44)	$(174)	$(44)	$(174)

Retained earnings (accumulated deficit)
Balance, beginning of period	$(7,824)	$9,367	$(5,475)	$9,160
Stock repurchased	—	—	—	(147)
Cash dividends, $0.07 per share	—	—	—	(583)
Impact on retained earnings for change in revenue recognition policy	—	—	—	2,782
Net loss	(2,098)	(2,164)	(4,447)	(4,009)
Balance, end of period	$(9,922)	$7,203	$(9,922)	$7,203

Total shareholders' equity	$48,036	$54,787	$48,036	$54,787

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

9. Share-based Compensation

Employee Stock Option Plans

The Company’s share-based incentive plans offering stock options are offered under the Company’s 2007 Equity Incentive Plan (the “2007 Plan”), which was restated and approved by the shareholders on December 12, 2015. Provisions of the restated 2007 Plan include the granting of up to 2,000,000 incentive and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units. Options may be granted to employees, officers, non-employee directors and other service providers and may be granted upon such terms as the Compensation Committee of the Board of Directors determines in their sole discretion. As of June 30, 2019, there were 569,585 options outstanding under the 2007 Plan. As of June 30, 2019, the 2007 Plan had 925,509 authorized unissued options.

A summary of the stock option activity under the Company’s plans for the six months ended June 30, 2019 is as follows:

	Number of shares	Weighted average exercise price

Options outstanding at beginning of year	624,256	$8.87
Granted	—	—
Less:
Exercised	—	—
Forfeited prior to vesting	—	—
Canceled or expired	(54,671)	9.44
Options outstanding at June 30, 2019	569,585	8.81
Options exercisable at end of June 30, 2019	527,352	$8.63

As of June 30, 2019, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, was approximately $139, which will be recognized over a weighted average period of 0.8 year.

Share-based compensation expense has been recorded as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Cost of goods sold	$2	$4	$4	$9
Sales and marketing	—	10	1	20
Research and product development	11	27	23	57
General and administrative	42	88	101	180
	$55	$129	$129	$266

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

Level 3 - Unobservable inputs.

The substantial majority of the Company’s financial instruments are valued using observable inputs. The following table sets forth the fair value of the financial instruments re-measured by the Company as of June 30, 2019 and December 31, 2018:

	Level 1	Level 2	Level 3	Total
June 30, 2019
Corporate bonds and notes	$—	$5,845	$—	$5,845
Municipal bonds	—	4,101	—	4,101
Total	$—	$9,946	$—	$9,946
December 31, 2018
Corporate bonds and notes	$—	$2,881	$—	$2,881
Municipal bonds	—	1,834	—	1,834
Total	$—	$4,715	$—	$4,715

11. Income Taxes

The current year loss did not result in income tax benefit due to recording a full valuation allowance against expected benefits. The valuation allowance was recorded as we concluded that it was more likely than not that our deferred tax assets were not realizable primarily due to the Company's recent pre-tax losses. Income tax expense for the three and six months ended 2019 represents income tax expense recorded for jurisdictions outside the United States.

12. Subsequent Events

On August 5, 2019, the Honorable Edmond E. Chang of the Northern District of Illinois issued a preliminary injunction order in the ongoing litigation in that district between the Company and Shure Incorporated, Case No. 11-cv-3087.  In that litigation, ClearOne asserts that Shure’s MXA910 Ceiling Array Microphone, which competes with ClearOne’s beamforming microphone array products, infringes patents related to those products.  The August 5 order held that ClearOne had "met its burden of demonstrating entitlement to the extraordinary relief of a preliminary injunction" on U.S. Patent No. 9,813,806.  The Court held that "Shure is likely infringing the ’806 Patent and has not raised a substantial question of the patent’s validity.”  The injunction order prohibits Shure from “manufacturing, marketing, and selling the MXA910 to be used in its drop-ceiling mounting configuration, including marketing and selling the MXA910 in a way that encourages or allows integrators to install it in a drop-ceiling mounting configuration."

.

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

During the first quarter of 2019, we began shipping our patented Beamforming Microphone Array Ceiling Tile (BMA CT) to our partners.  All of the innovations developed for the BMA CT make the integrator’s job easier and more profitable. The BMA CT dramatically transforms how integrators can approach system design for ceiling tile installations, allowing for multi-array setups that can utilize a single, low-channel count digital-signal-processing (DSP) mixer while maintaining ClearOne’s high level of performance and reliability. Further simplification comes from the array’s built-in power amplifier, which allows each array to drive two 10-Watt, 8-Ohm loudspeakers. The BMA CT also features ClearOne’s proprietary adaptive steering technology (think of it as smart switching). This provides impeccable room coverage while eliminating the need to adjust individual beams. Integrators can daisy chain ceiling tiles via P-Link (ClearOne’s proprietary peripheral link) for larger conference setups – for simpler wiring and longer distances compared to networked home-run connections. P-Link also allows integrators to daisy chain additional peripherals such as wireless mics, USB Expanders, and GPIO Expanders.  The system supports all of this functionality with zero consumption of analog I/O and signal processing in the DSP mixer leaving those resources available for other needs. The Company was awarded a Sound & Video Contractor magazine “Best of Show Award” for BMA CT, showcased at InfoComm conference in Orlando, Florida in June 2019.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During the first six months of 2019, we continued our serious litigation efforts to stop infringement of our strategic patents. We also continued our programs to cut costs and to speed up product development that we believe will enable us to get back to a growth path.

Overall revenue declined in the second quarter of 2019 when compared to the second quarter of 2018, with declines seen in all product categories except video. We believe the on-going infringement of ClearOne’s patents is the major cause of our revenue decline in the audio conferencing and microphones categories. Our gross profit margin decreased marginally to 46% during the second quarter of 2019 from 47% for the second quarter of 2018. Net loss decreased marginally from $2.2 million in the second quarter of 2018 to $2.1 million in the second quarter of 2019. The decrease in net loss in 2019 was primarily due to reduced operating expenses offset by reduced gross profit and tax benefit.

Overall revenue declined in the first six months of 2019 when compared to same period in 2018, with declines seen in all product categories, except video. We believe the on-going infringement of ClearOne’s patents is the major cause of our revenue decline in the audio conferencing and microphones categories. We are inappropriately being forced to compete against our own patented technology. We believe the revenue decline in video products was caused partially by increased competition in the space as well as due to reduced attention from our partners caused by the alternatives made available through infringement of our patents. Our gross profit margin decreased to 44% during the first six months of 2019 from 52% during the same six months in 2018. Gross profit margin decreased primarily due to increased material costs and reduction of higher margin professional audio conferencing products in the revenue mix. Net loss during the first six months of 2019 increased to $4.4 million from $4.0 million during the same period in 2018. The increase in net loss in 2019 was primarily due to reduced tax benefit and gross profit partially offset by reduced operating expenses.

We believe the recent decision by the U.S. District Court in August granting our request for a preliminary injunction to prevent our competitor from manufacturing, marketing, and selling its competing ceiling microphone array in an infringing configuration is an incredibly valuable ruling for ClearOne and its business. The decision validates the strength and importance of ClearOne’s intellectual property rights, recognizes ClearOne’s innovations in this space, and stops our competitor from further infringing our Graham patent (U.S. Patent No.9,813,806) pending a full trial. Although there can be no assurance of any outcome of a full trial, we believe this ruling will help pave way for CleaOne’s recovery from the immense harm inflicted by our competitor's infringement of our valuable patents.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the three and six months ended June 30, 2019

The following table sets forth certain items from our unaudited condensed consolidated statements of operations (dollars in thousands) for the three and six months ended June 30, 2019 (“2019-Q2”) ("2019-H1") and 2018 (“2018-Q2”) ("2018-H1"), respectively, together with the percentage of total revenue which each such item represents:

	Three months ended June 30,			Six months ended June 30,
	2019	2018	Percentage Change 2019 vs 2018	2019	2018	Percentage Change 2019 vs 2018
Revenue	$6,420	$6,971	-8%	$12,725	$14,260	-11%
Cost of goods sold	3,481	3,721	-6%	7,082	$6,911	2%
Gross profit	2,939	3,250	-10%	5,643	7,349	-23%
Sales and marketing	2,261	2,760	-18%	4,214	$5,628	-25%
Research and product development	1,307	1,920	-32%	2,894	$3,976	-27%
General and administrative	1,475	1,542	-4%	3,030	$3,159	-4%
Total operating expenses	5,043	6,222	-18%	10,138	$12,763	-21%
Operating loss	(2,104)	(2,972)	-29%	(4,495)	(5,414)	-17%
Other income, net	51	49	4%	93	$73	27%
Loss before income taxes	(2,053)	(2,923)	-30%	(4,402)	$(5,341)	-18%
Provision for (benefit from) income taxes	45	(760)	103%	45	$(1,332)	102%
Net loss	$(2,098)	$(2,163)	-3%	$(4,447)	(4,009)	11%

Revenue

Our revenue decreased to $6.4 million in 2019-Q2 compared to $7.0 million in 2018-Q2. The highest decline was seen in the audio conferencing category with a 20% decline followed by microphones with a marginal 1% decline. Revenue from video products grew by 16% on the back of growth in sales of videoconferencing appliances, cameras and cloud-based videoconferencing services. The decline in the audio conferencing category was due to a decline in all subcategories including professional installed audio conferencing, personal conferencing and tabletop conferencing. The decline in microphones category was due to a decline in beamforming microphones offset by increase in revenue from wireless mics. The on-going infringement of ClearOne’s patents is the major cause of our revenue decline in audio conferencing and microphones categories. The share of audio conferencing products in our product mix decreased from 52% in 2018-Q2 to 45% in 2019-Q2. The share of microphones increased from 32% to 35%. Share of video products in the revenue mix increased from 16% to 20%. During 2019-Q2 revenue declined in the USA, Canada, Australia, Japan, China and Northern Europe offset by revenue increases in the Middle East, India, South Asia, South Korea and Central Europe and Southern Europe. Asia Pacific, including the Middle East, increased by 6%, Europe and Africa declined by 8% and the Americas declined by 15%.

Our revenue decreased to $12.7 million in 2019-H1 compared to $14.3 million in 2018-H1. The highest decline was seen in audio conferencing category with 23% decline followed by microphones with 5% decline. Revenue from video products grew by 14% on the back of growth in sales of videoconferencing appliances, cameras, cloud-based videoconferencing services and network media streaming products. The decline in audio conferencing category was due to a decline in all subcategories including professional installed audio conferencing, personal conferencing and tabletop conferencing. The decline in microphones category was due to a decline in beamforming microphones and ceiling microphones offset by increase in revenue from wireless mics. The on-going infringement of ClearOne’s patents is the major cause of our revenue decline in audio conferencing and microphones categories. The share of audio conferencing products in our product mix decreased from 51% in 2018-H1 to 44% in 2019-H1. The share of microphones increased from 32% to 34%. Share of video products in the revenue mix increased from 17% to 22%. During 2019-H1 revenue declined in all regions except the Middle East, India, South Asia and Central Europe and Southern Europe. The decline was more pronounced in Canada, Australia, Japan and Northern Europe. Asia Pacific, including the Middle East declined by 2%, Europe and Africa declined by 14% and Americas declined by 14%.

We believe, although there can be no assurance, that we will return to a growth path if we are able to successfully implement our strategic initiatives focused on product innovation, cost reduction and defense of our intellectual property.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Costs of Goods Sold and Gross Profit

Cost of goods sold includes expenses associated with finished goods purchased from outsourced manufacturers, the repackaging of our products, our manufacturing and operations organization, property and equipment depreciation, warranty expense, freight expense, royalty payments, and the allocation of overhead expenses.

Our gross profit for 2019-Q2 was approximately $2.9 million or 46% compared to approximately $3.3 million, or 47%, for 2018-Q2.

Our gross profit margin decreased to 44% during 2019-H1 from 52% during 2018-H1. Gross profit margin decreased primarily due to increased material costs and reduction of higher margin professional audio conferencing products in the revenue mix.

Our profitability in the near-term continues to depend significantly on our revenues from professional installed audio-conferencing products. We hold long-term inventory and if we are unable to sell our long-term inventory, our profitability might be affected by inventory write-offs and price mark-downs. Our long-term inventory includes approximately $2.0 million of wireless microphone-related finished goods and assemblies, $1.6 million of Converge Pro 2 products and about $1.7 million of raw materials that will be used for manufacturing professional audio conferencing products. Any business changes that are adverse to these product lines could potentially impact our ability to sell these long-term inventory in addition to our current inventory.

Operating Expenses

Operating expenses include sales and marketing (“S&M”) expenses, research and product development (“R&D”) expenses and general and administrative (“G&A”) expenses. Total operating expenses were $5.0 million for 2019-Q2 compared to $6.2 million for 2018-Q2. Total operating expenses were $10.1 million for 2019-H1 compared to $12.8 million for 2018-H1. The following contains a more detailed discussion of expenses related to sales and marketing, research and product development, general and administrative, and other items.

Sales and Marketing - S&M expenses include selling, customer service, and marketing expenses such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses.

S&M expenses for 2019-Q2 decreased to $2.3 million from $2.8 million for 2018-Q2. The decrease was mainly due to decreases in employee related costs including benefits, allocations of overhead expenses and advertising costs partially offset by increase in marketing expenses related to tradeshows.

S&M expenses for 2019-H1 decreased to $4.2 million from $5.6 million for 2018-H1. The decrease was mainly due to decreases in employee related costs including benefits, demonstration inventory costs, and advertising costs partially offset by increase in marketing expenses related to tradeshows and training programs.

Research and Product Development - R&D expenses include research and development, product line management, engineering services, and test and application expenses, including employee related costs, outside services, expensed materials, depreciation, and an allocation of overhead expenses.

R&D expenses were approximately $1.3 million for 2019-Q2, as compared to $1.9 million for 2018-Q2. The decrease was primarily due to reductions in employee related costs, project related costs and allocations of overhead expenses.

R&D expenses were approximately $2.9 million for 2019-H1, as compared to $4.0 million for 2018-H1. The decrease was primarily due to reductions in employee related costs, project related costs, allocations of overhead expenses and legal expenses.

General and Administrative - G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs, and corporate administrative costs, including costs related to finance and human resources.

G&A expenses remained almost the same at $1.5 million in 2019-Q2 and 2018-Q2. G&A expenses for 2019-H1 decreased marginally to $3.0 million compared to $3.2 million in 2018-H1.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other income (expense), net

Other income (expense), net, includes interest income, interest expense, and foreign currency changes. It remained almost the same in 2019-Q2 and 2018-Q2. It increased marginally in 2019-H1 compared to 2018-H1.

Provision for income taxes

During 2019-H1, we did not recognize any benefit from the losses incurred due to setting up of full valuation allowance. Income tax expense for 2019-Q2 and 2019-H1 represents income tax expense recorded for jurisdictions outside the United States. During 2018-H1 we accrued income taxes at the forecasted effective tax benefit rate of 26.8%.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2019, our cash and cash equivalents were approximately $2.4 million compared to $11.2 million as of December 31, 2018. Our working capital was $20.4 million and $28.4 million as of June 30, 2019 and December 31, 2018, respectively.

Net cash used in operating activities was approximately $1.4 million in 2019-H1, a decrease of cash used of approximately $0.5 million from $1.9 million of cash used in operating activities in 2018-H1. The decrease in cash used was primarily due to an increase in non-cash charges of $1.2 million partially offset by increase in cash outflows due to change in operating assets and liabilities of $0.3 million and an increase in net loss by $0.5 million.

Net cash used by investing activities was $7.5 million for 2019-H1 compared to net cash flows provided by investing activities of $1.1 million during the 2018-H1, an increase in cash used of $8.6 million. The increase was primarily due to an increase in net purchases of marketable securities of approximately $8.8 million partially offset by decrease in capitalized patent defense costs by $0.2 million.

Capitalization of patent defense costs. We capitalize external legal costs incurred in the defense of our patents when we believe that a significant, discernible increase in value will result from the defense and a successful outcome of the legal action is probable. When we capitalize patent defense costs we amortize the costs over the remaining estimated useful life of the patent, which is 15 to 17 years. During 2019-Q2 we spent $1.1 million of legal costs related to the defense of our patents and capitalized the entire amount.

We are currently pursuing all available legal remedies to defend our strategic patents from infringement. We have already spent about $10.8 million from 2016 through June 30, 2019 towards this litigation and may be required to spend more to continue our legal defense. We believe the recent decision by the U.S. District Court in August granting our request for a preliminary injunction to prevent our competitor from manufacturing, marketing, and selling its competing ceiling microphone array in an infringing configuration is an incredibly valuable ruling for ClearOne and its business. The decision validates the strength and importance of ClearOne’s intellectual property rights, recognizes ClearOne’s innovations in this space, and stops our competitor from further infringing our Graham patent (U.S. Patent No.9,813,806) pending a full trial. We believe this ruling will help pave way for ClearOne’s recovery from the immense harm inflicted by our competitor's infringement of our valuable patents.

We have been actively engaged in preserving cash by suspending our dividend program, allowing our share repurchase program to expire and implementing company-wide cost reduction measures. In addition, we expect to generate additional cash as our inventory levels are brought down to historical levels. We also believe that the measures taken by us will yield higher revenues in the future. We believe all of these and effective management of working capital will provide the liquidity needed to meet our short-term and long-term operating requirements and finance our growth plans. We also believe that our strong portfolio of intellectual property and our solid brand equity in the market will enable us to raise additional capital if and when needed to meet our short and long-term financing needs. In addition to capital expenditures, we may use cash in the near future for selective infusions of technology, sales and marketing, infrastructure, and other investments to fuel our growth.

At June 30, 2019, we had open purchase orders of approximately $1.5 million, primarily related to inventory purchases.

At June 30, 2019, we had inventory totaling $20.0 million, of which non-current inventory accounted for $7.7 million. This compares to total inventories of $22.2 million and non-current inventory of $9.0 million as of December 31, 2018.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.     CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2019 was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial and Accounting Officer. Based upon this evaluation, our Chief Executive Officer and Senior Vice President of Finance concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2019 due to the material weakness in internal control over financial reporting as described below.

Management identified a material weakness in the operating effectiveness of internal control over financial reporting relating to the accurate and timely reporting of its financial results and disclosures and its testing and assessment of the design and effectiveness of internal controls over financial reporting in a timely manner.

To address the material weakness, management is working with our third-party internal controls consultant to assist with the implementation of a remediation plan which will supplement the existing controls. The remediation plan will include an assessment of personnel levels and responsibilities, additional training of financial reporting personnel and ability to handle new requirements and projects on a timely basis with respect to the preparation of the consolidated financial statements and public company reporting requirements and timelines. The material weakness will be fully remediated when, in the opinion of management, the control processes have been operating for a sufficient period of time to provide reasonable assurance as to their effectiveness. The remediation and ultimate resolution of the material weakness will be reviewed with the Audit Committee of the Board of Directors.

Except as noted above, there has been no change in the Company's internal control over financial reporting as of June 30, 2019, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On February 15, 2019, the Company filed a petition for inter partes review of Shure’s U.S. Patent No. 9,565,493 (“’493 Patent”), arguing that all claims of the ’493 Patent should be cancelled in light of several prior art references, including ClearOne’s U.S. Patent No. 9,813,806 (the “’806 Patent”). Shure has opposed the petition, and a decision by the Patent Trial and Appeal Board whether to institute inter partes review is expected by August 20, 2019.

On July 18, 2019, Shure, Inc. filed a lawsuit against the Company in the U.S. Court for the District of Delaware. The lawsuit alleges ClearOne’s BMA CT product, launched in February of 2019, infringes Shure’s '493 Patent. Furthermore, Shure alleged in the lawsuit that ClearOne engaged in unfair competition, tortious interference, deceptive trade practices and false advertising. Shure is seeking monetary damages and multiple injunctive reliefs. The Company believes that the lawsuit is a baseless retaliatory action by Shure and intends to vigorously defend it.

On August 5, 2019, the Honorable Edmond E. Chang of the Northern District of Illinois issued a preliminary injunction order in the ongoing litigation in that district between the Company and Shure Incorporated, Case No. 11-cv-3087.  In that litigation, ClearOne asserts that Shure’s MXA910 Ceiling Array Microphone, which competes with ClearOne’s beamforming microphone array products, infringes patents related to those products.  The August 5 order held that ClearOne had "met its burden of demonstrating entitlement to the extraordinary relief of a preliminary injunction" on U.S. Patent No. 9,813,806.  The Court held that "Shure is likely infringing the ’806 Patent and has not raised a substantial question of the patent’s validity.”  The injunction order prohibits Shure from “manufacturing, marketing, and selling the MXA910 to be used in its drop-ceiling mounting configuration, including marketing and selling the MXA910 in a way that encourages or allows integrators to install it in a drop-ceiling mounting configuration."

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

ClearOne, Inc., (Registrant)

	By:	/s/ Zeynep Hakimoglu
August 14, 2019		Zeynep Hakimoglu President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

	By:	/s/ Narsi Narayanan
August 14, 2019		Narsi Narayanan Senior Vice President of Finance (Principal Accounting and Principal Financial Officer)