Form 10-Q
period 2019-09-30
CLEARONE INC
filed 2019-11-14
CIK 840715

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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

The number of shares of ClearOne common stock outstanding as of November 14, 2019 was 16,646,323.

CLEARONE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2019

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CLEARONE, INC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$2,010	$11,211
Marketable securities	1,640	951
Receivables, net of allowance for doubtful accounts of $709 and $631, respectively	6,319	6,782
Inventories, net	11,689	13,228
Prepaid expenses and other assets	5,638	2,193
Total current assets	27,296	34,365
Long-term marketable securities	2,243	3,764
Long-term inventories, net	7,143	8,953
Property and equipment, net	1,099	1,388
Operating lease - right of use assets, net	2,547	—
Intangibles, net	12,609	10,249
Other assets	197	196
Total assets	$53,134	$58,915
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,735	$3,729
Accrued liabilities	2,864	1,996
Deferred product revenue	227	283
Total current liabilities	4,826	6,008
Deferred rent	—	135
Operating lease liability	2,129	—
Other long-term liabilities	195	571
Total liabilities	7,150	6,714

Shareholders' equity:
Common stock, par value $0.001, 50,000,000 shares authorized, 16,646,323 and 16,630,597 shares issued and outstanding	17	17
Additional paid-in capital	58,037	57,840
Accumulated other comprehensive loss	(172)	(181)
Accumulated deficit	(11,898)	(5,475)
Total shareholders' equity	45,984	52,201
Total liabilities and shareholders' equity	$53,134	$58,915

See accompanying notes

CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(Dollars in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenue	$5,992	$6,683	$18,717	$20,943
Cost of goods sold	3,455	3,703	10,537	10,614
Gross profit	2,537	2,980	8,180	10,329

Operating expenses:
Sales and marketing	1,907	2,168	6,121	7,796
Research and product development	1,428	1,781	4,322	5,757
General and administrative	1,300	1,341	4,330	4,500
Total operating expenses	4,635	5,290	14,773	18,053

Operating loss	(2,098)	(2,310)	(6,593)	(7,724)

Other income, net	142	5	235	78

Loss before income taxes	(1,956)	(2,305)	(6,358)	(7,646)

Provision for (benefit from) income taxes	20	7,837	65	6,505

Net loss	$(1,976)	$(10,142)	$(6,423)	$(14,151)

Basic weighted average shares outstanding	16,646,323	8,306,707	16,635,954	8,304,974
Diluted weighted average shares outstanding	16,646,323	8,306,707	16,635,954	8,304,974

Basic loss per share	$(0.12)	$(1.22)	$(0.39)	$(1.70)
Diluted loss per share	$(0.12)	$(1.22)	$(0.39)	$(1.70)

Comprehensive loss:
Net loss	$(1,976)	$(10,142)	$(6,423)	$(14,151)
Unrealized gain (loss) on available-for-sale securities, net of tax	(78)	(22)	76	(93)
Change in foreign currency translation adjustment	(50)	(13)	(67)	(51)
Comprehensive loss	$(2,104)	$(10,177)	$(6,414)	$(14,295)

See accompanying notes

CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share amounts)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(6,423)	$(14,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,449	1,169
Amortization of right-of-use assets	419	—
Amortization of deferred rent	—	(29)
Stock-based compensation expense	177	379
Provision for doubtful accounts, net	78	112
Change of inventory to net realizable value	537	471
Deferred income taxes	—	6,531
Changes in operating assets and liabilities:
Receivables	368	2,458
Inventories	2,812	1,087
Prepaid expenses and other assets	(4,186)	(369)
Accounts payable	(1,994)	(758)
Accrued liabilities	863	(112)
Income taxes payable	359	(364)
Deferred product revenue	(56)	(44)
Operating lease liabilities	(973)	—
Other long-term liabilities	—	39
Net cash used in operating activities	(6,570)	(3,581)

Cash flows from investing activities:
Purchase of property and equipment	(106)	(281)
Purchase of intangibles	(43)	(94)
Capitalized patent defense costs	(3,371)	(3,573)
Proceeds from maturities and sales of marketable securities	9,823	7,502
Purchases of marketable securities	(8,913)	(2,284)
Net cash provided by (used in) investing activities	(2,610)	1,270

Cash flows from financing activities:
Net proceeds from equity-based compensation programs	20	32
Dividend payments	—	(583)
Repurchase and cancellation of stock	—	(147)
Net cash provided by (used in) financing activities	20	(698)

Effect of exchange rate changes on cash and cash equivalents	(41)	(40)

Net decrease in cash and cash equivalents	(9,201)	(3,049)
Cash and cash equivalents at the beginning of the period	11,211	5,571
Cash and cash equivalents at the end of the period	$2,010	$2,522

See accompanying notes

CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share amounts)

The following is a summary of supplemental cash flow activities:

	Nine months ended September 30,
	2019	2018
Cash paid for income taxes	$1	$11

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

These accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are not audited. Certain information and footnote disclosures that are usually included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been either condensed or omitted in accordance with SEC rules and regulations. The accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of September 30, 2019 and December 31, 2018, the results of operations for the three and nine months ended September 30, 2019 and 2018, and the cash flows for the nine months ended September 30, 2019 and 2018. The results of operations for the three and nine months ended September 30, 2019 and 2018 are not necessarily indicative of the results for a full-year period. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC.

Significant Accounting Policies:

The significant accounting policies were described in Note 1 to the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2018. There have been no changes to these policies during the nine months ended September 30, 2019 that are of significance or potential significance to the Company except for the change in accounting for leases as described below.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

Accounting policy related to leases: We determine if an arrangement is a lease at inception. Operating leases are included in operating lease - right of use (“ROU”) assets, accrued liabilities, and operating lease liability in our consolidated balance sheets. As of adoption of ASC 842 and as of September 30, 2019 and December 31, 2018, the Company was not party to any finance lease arrangements.

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

Other recent accounting pronouncements: The Company has determined that other recently issued accounting standards will not have a material impact on its consolidated financial position, results of operations or cash flows.

Liquidity:

As of September 30, 2019, our cash and cash equivalents were approximately $2,010 compared to $11,211 as of December 31, 2018. Our working capital was $22,470 as of September 30, 2019. Net cash used in operating activities was $6,570 for the nine months ended September 30, 2019, an increase of cash used of $2,989 from $3,581 of cash used in operating activities in the nine months ended September 30, 2018.

We are currently pursuing all available legal remedies to defend our strategic patents from infringement. We have already spent approximately $11,877 from 2016 through September 30, 2019 towards this litigation and may be required to spend more to continue our legal defense. We believe the recent decision by the U.S. District Court in August granting our request for a preliminary injunction to prevent our competitor from manufacturing, marketing, and selling its competing ceiling microphone array in an infringing configuration is an incredibly valuable ruling for ClearOne and its business. We believe that the decision validates the strength and importance of ClearOne’s intellectual property rights, recognizes ClearOne’s innovations in this space, and stops our competitor from further infringing our Graham patent (U.S. Patent No. 9,813,806) pending a full trial. We believe this ruling will help pave way for ClearOne’s recovery from the immense harm inflicted by our competitor's infringement of our valuable patents.

We have been actively engaged in preserving cash by suspending our dividend program, allowing our share repurchase program to expire and implementing company-wide cost reduction measures. In addition, we expect to generate additional cash as our inventory levels are brought down to historical levels. We also believe that the measures taken by us will yield higher revenues in the future. We believe all of these and effective management of working capital will provide the liquidity needed to meet our operating needs through at least November 15, 2020. We also believe that our strong portfolio of intellectual property and our solid brand equity in the market will enable us to raise additional capital if and when needed to meet our short and long-term financing needs; however, there can be no assurance that, if needed, we will be successful in obtaining the necessary funds through equity or debt financing.  If we need additional capital and are unable to secure financing, we may be required to further reduce expenses, delay product development and enhancement, or revise our strategy regarding ongoing litigation.

2. Revenue Information

The following table disaggregates the Company’s revenue into primary product groups:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Audio conferencing	$2,920	$3,433	$8,520	$10,686
Microphones	2,189	2,124	6,525	6,689
Video products	883	1,126	3,672	3,568
	$5,992	$6,683	$18,717	$20,943

The following table disaggregates the Company’s revenue into major regions:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
North and South America	$3,235	$4,082	$10,488	$12,538
Asia (including Middle East) and Australia	1,931	1,693	5,764	5,592
Europe and Africa	826	908	2,465	2,813
	$5,992	$6,683	$18,717	$20,943

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(1,976)	$(10,142)	$(6,423)	$(14,151)
Denominator:
Basic weighted average shares outstanding	16,646,323	8,306,707	16,635,954	8,304,974
Dilutive common stock equivalents using treasury stock method	—	—	—	—
Diluted weighted average shares outstanding	16,646,323	8,306,707	16,635,954	8,304,974

Basic loss per common share	$(0.12)	$(1.22)	$(0.39)	$(1.70)
Diluted loss per common share	$(0.12)	$(1.22)	$(0.39)	$(1.70)

Weighted average options outstanding	561,634	711,888	572,845	727,980
Anti-dilutive options not included in the computations	561,634	711,888	572,845	727,980

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

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of securities at September 30, 2019 and December 31, 2018 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
September 30, 2019
Available-for-sale securities:
Corporate bonds and notes	$2,331	$25	$(4)	$2,352
Municipal bonds	1,520	11	—	1,531
Total available-for-sale securities	$3,851	$36	$(4)	$3,883

December 31, 2018
Available-for-sale securities:
Corporate bonds and notes	$2,911	$1	$(31)	$2,881
Municipal bonds	1,849	—	(15)	1,834
Total available-for-sale securities	$4,760	$1	$(46)	$4,715

 Maturities of marketable securities classified as available-for-sale securities were as follows at September 30, 2019:

	Amortized cost	Estimated fair value
Due within one year	$1,639	$1,640
Due after one year through five years	2,212	2,243
Due after five years	—	—
Total available-for-sale securities	$3,851	$3,883

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

Debt securities in an unrealized loss position as of September 30, 2019 were not deemed impaired at acquisition and subsequent declines in fair value are not deemed attributed to declines in credit quality. Management believes that it is more likely than not that the securities will receive a full recovery of par value, although there can be no assurance that such recovery will occur. The available-for-sale marketable securities with continuous gross unrealized loss position for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 months		More than 12 months		Total
	Estimated fair value	Gross unrealized holding losses	Estimated fair value	Gross unrealized holding losses	Estimated fair value	Gross unrealized holding losses
As of September 30, 2019
Corporate bonds and notes	$293	$(4)	$101	$—	$394	$(4)
Municipal bonds	—	—	—	—	—	—
Total	$293	$(4)	$101	$—	$394	$(4)

5. Intangible Assets

Intangible assets as of September 30, 2019 and December 31, 2018 consisted of the following:

	Estimated useful lives (years)			September 30, 2019	December 31, 2018
Tradename	5	to	7	$555	$555
Patents and technological know-how		10		16,746	13,377
Proprietary software	3	to	15	2,981	2,981
Other	3	to	5	323	323
Total intangible assets				20,605	17,236
Accumulated amortization				(7,996)	(6,987)
Total intangible assets, net				$12,609	$10,249

The amortization of intangible assets for the three and Nine months ended September 30, 2019 and 2018 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Amortization of intangible assets	$354	$279	$1,054	$791

The estimated future amortization expense of intangible assets is as follows:

Years ending December 31,	Amount
2019 (Remainder)	$332
2020	1,259
2021	1,259
2022	1,259
2023	1,252
Thereafter	7,248
Total	12,609

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

6. Inventories

Inventories, net of reserves, as of September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018
Current:
Raw materials	$530	$1,795
Finished goods	11,159	11,433
	$11,689	$13,228

Long-term:
Raw materials	$1,953	$2,165
Finished goods	5,190	6,788
	$7,143	$8,953

Long-term inventory represents inventory held in excess of our current (next 12 months) requirements based on our recent sales and forecasted level of sales. We expect to sell the above inventory, net of reserves, at or above the stated cost and believe that no loss will be incurred on its sale, although there can be no assurance of the timing or amount of any sales.

Net loss incurred on valuation of inventory at lower of cost or market value and write-off of obsolete inventory for the three and nine months ended September 30, 2019 and 2018 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net loss incurred on valuation of inventory at lower of cost or market value and write-off of obsolete inventory	$168	$45	$537	$471

7. Leases

Rent expense is recognized on a straight-line basis over the period of the lease taking into account future rent escalation and holiday periods.

Rent expense for the three and nine months ended September 30, 2019 and 2018 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Rent expense	$147	$230	$510	$703

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

We occupied a 10,700 square-foot warehouse in Shenzhen, China under the terms of an operating lease, that expired in September 2019, which served as manufacturing support center for Asia.

We occupy a 7,070 square-foot facility in Austin, Texas - under the terms of an operating lease that expired in October 2019. This facility supports our sales, marketing, customer support, and research and development activities.

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

Supplemental cash flow information related to leases was as follows:

Nine months ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$504
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—

Supplemental balance sheet information related to leases was as follows:

September 30, 2019
Operating lease right-of-use assets	$2,547

Current portion of operating lease liabilities, included in accrued liabilities	$556
Operating lease liabilities, net of current portion	2,129
Total operating lease liabilities	2,685

Weighted average remaining lease term for operating leases (in years)	4.6
Weighted average discount rate for operating leases	6.1%

The following represents maturities of operating lease liabilities as of September 30, 2019:

Years ending December 31,
2019 (Remainder)	$178
2020	700
2021	646
2022	595
2023	606
Thereafter	375
Total lease payments	3,100
Less: Imputed interest	(415)
Total	$2,685

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

8. Shareholders' Equity

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Common stock and additional paid-in capital
Balance, beginning of period	$58,002	$47,758	$57,857	$47,472
Share-based compensation expense	48	113	177	379
Proceeds from employee stock purchase plan	4	12	20	32
Balance, end of period	$58,054	$47,883	58,054	47,883

Accumulated other comprehensive loss
Balance, beginning of period	$(44)	$(174)	$(181)	$(65)
Unrealized gain (loss) on available-for-sale securities, net of tax	(78)	(21)	76	(92)
Foreign currency translation adjustment	(50)	(13)	(67)	(51)
Balance, end of period	$(172)	$(208)	$(172)	$(208)

Retained earnings (accumulated deficit)
Balance, beginning of period	$(9,922)	$7,203	$(5,475)	$9,160
Stock repurchased	—	—	—	(147)
Cash dividends, $0.07 per share	—	—	—	(583)
Impact on retained earnings for change in revenue recognition policy	—	—	—	2,782
Net loss	(1,976)	(10,142)	(6,423)	(14,151)
Balance, end of period	$(11,898)	$(2,939)	$(11,898)	$(2,939)

Total shareholders' equity	$45,984	$44,736	$45,984	$44,736

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

9. Stock-based Compensation

Employee Stock Option Plans

The Company’s share-based incentive plans offering stock options are offered under the Company’s 2007 Equity Incentive Plan (the “2007 Plan”), which was restated and approved by the shareholders on December 12, 2015. Provisions of the restated 2007 Plan include the granting of up to 2,000,000 incentive and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units. Options may be granted to employees, officers, non-employee directors and other service providers and may be granted upon such terms as the Compensation Committee of the Board of Directors determines in their sole discretion. As of September 30, 2019, there were 549,011 options outstanding under the 2007 Plan. As of September 30, 2019, the 2007 Plan had 946,083 authorized unissued options.

A summary of the stock option activity under the Company’s plans for the Nine months ended September 30, 2019 is as follows:

	Number of shares	Weighted average exercise price

Options outstanding at beginning of year	624,256	$8.87
Granted	—	—
Less:
Exercised	—	—
Forfeited prior to vesting	(574)	11.97
Canceled or expired	(74,671)	7.66
Options outstanding at September 30, 2019	549,011	9.03
Options exercisable at end of September 30, 2019	520,286	$8.96

As of September 30, 2019, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, was approximately $90, which will be recognized over a weighted average period of 0.6 year. The total intrinsic value of options outstanding as of September 30, 2019 was $0.

Stock-based compensation expense has been recorded as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Cost of goods sold	$2	$3	$6	$12
Sales and marketing	—	8	1	28
Research and product development	11	23	34	81
General and administrative	35	78	136	258
	$48	$112	$177	$379

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

Level 3 - Unobservable inputs.

The substantial majority of the Company’s financial instruments are valued using observable inputs. The following table sets forth the fair value of the financial instruments re-measured by the Company as of September 30, 2019 and December 31, 2018:

	Level 1	Level 2	Level 3	Total
September 30, 2019
Corporate bonds and notes	$—	$2,352	$—	$2,352
Municipal bonds	—	1,531	—	1,531
Total	$—	$3,883	$—	$3,883
December 31, 2018
Corporate bonds and notes	$—	$2,881	$—	$2,881
Municipal bonds	—	1,834	—	1,834
Total	$—	$4,715	$—	$4,715

11. Income Taxes

The current year loss did not result in income tax benefit due to recording a full valuation allowance against expected benefits. The valuation allowance was recorded as we concluded that it was more likely than not that our deferred tax assets were not realizable primarily due to the Company's recent pre-tax losses. Income tax expense for the three and nine months ended 2019 represents income tax expense recorded for jurisdictions outside the United States.

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

In August 2019, the United States Patent and Trademark Office issued patent number 10,397,697 to ClearOne. This patent, entitled “Band-Limited Beamforming Microphone Array,” describes a method, among other things, of making or using a band-limited beamforming microphone array by augmenting beamformed audio signals with additional audio signals that are not included in the beamforming process. The microphones that generate these additional signals are referred to as non-beamforming microphones. The invention significantly extends design flexibility because the augmented beamforming technology enables a broad range of design choices from larger, higher performance, higher cost beamforming arrays, to smaller beamforming arrays with good performance for less demanding environments at a lower cost.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We also introduced COLLABORATE® Space to our growing family of collaboration solutions.  It’s a suite that unifies messaging, calls and meetings and will energize workflows and increase productivity for everyone involved in the enterprise. Designed as a persistent, user-friendly collaboration suite, COLLABORATE Space contains many powerful UCC capabilities, as well as the seamless ability to make calls outside the network.  We also added new features including classroom functionality, multiple screen support, and more. The new classroom functionality now found within COLLABORATE Space provides Q&A participation, giving each user electronic “hand raise” capability. There’s also new moderator control over audio and video for all participants, which can number up to 100. If needed, additional participants can be added to any classroom in increments of 100. The moderator also has the ability to transfer the “presenter” role to any participant during the session. Additionally, COLLABORATE Space now includes multi-display support for the moderator host of any conference. Up to 3 displays can be used – one for local participants, one for remote participants, and one for content sharing.

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

During the first nine months of 2019, we continued our efforts, primarily through litigation, to stop the infringement of our strategic patents.

On August 5, 2019, the Honorable Edmond E. Chang of the Northern District of Illinois issued a preliminary injunction order in the Company’s ongoing litigation with Shure Incorporated, Case No. 17-cv-3087.  In that litigation, ClearOne asserts that Shure’s MXA910 Ceiling Array Microphone, which competes with ClearOne’s beamforming microphone array products, infringes certain of ClearOne’s patents. The August 5 order held that ClearOne had "met its burden of demonstrating entitlement to the extraordinary relief of a preliminary injunction" on U.S. Patent No. 9,813,806 (the “Graham Patent”).  The Court held that ClearOne established that "Shure is likely infringing the ’806 Patent and [that Shure] has not raised a substantial question of the patent’s validity.”  The injunction order prohibits Shure from “manufacturing, marketing, and selling the MXA910 to be used in its drop-ceiling mounting configuration, including marketing and selling the MXA910 in a way that encourages or allows integrators to install it in a drop-ceiling mounting configuration."

We also continued our programs to cut costs and to speed up product development that we believe will enable us to get back to a growth path.

Overall revenue declined in the third quarter of 2019 when compared to the third quarter of 2018, with declines seen in all product categories except microphones. We believe the on-going infringement of ClearOne’s patents is the major cause of our revenue decline in the audio conferencing and microphones categories. Our gross profit margin decreased from 45% in the third quarter of 2018 to 42% during the third quarter of 2019. Net loss decreased from $10.1 million in the third quarter of 2018 to $2.0 million in the third quarter of 2019. The net loss in the third quarter of 2018 included about $7.8 million in tax expenses due to recording of valuation allowance as we concluded that it was more likely than not that our deferred tax assets were not realizable primarily due to the Company's continuing pre-tax losses.

Overall revenue declined in the first nine months of 2019 when compared to same period in 2018, with declines seen in all product categories, except video. We believe the on-going infringement of ClearOne’s patents — which is improperly forcing the Company to compete against its own patented technology — is the major cause of our revenue decline in the audio conferencing and microphones categories. We believe the revenue decline in video products was caused partially by increased competition in the space as well as due to reduced attention from our partners caused by the alternatives made available through infringement of our patents. Our gross profit margin decreased to 44% during the first nine months of 2019 from 49% during the same nine months in 2018. Gross profit margin decreased primarily due to increased material costs and reduction of higher margin professional audio conferencing products in the revenue mix. Net loss during the first nine months of 2019 decreased to $6.4 million from $14.2 million during the same period in 2018. The net loss in 2018 included about $7.8 million in tax expenses due to recording of a valuation allowance as we concluded that it was more likely than not that our deferred tax assets were not realizable primarily due to the Company's continuing pre-tax losses.

We believe the recent decision by the U.S. District Court in August granting our request for a preliminary injunction to prevent Shure from manufacturing, marketing, and selling its competing ceiling microphone array in an infringing configuration is an incredibly valuable ruling for ClearOne and its business. The decision validates the strength and importance of ClearOne’s intellectual property rights, recognizes ClearOne’s innovations in this space, and stops Shure from further infringing the Graham patent pending a full trial. Although there can be no assurance of any outcome of a full trial, we believe this ruling will help pave the way for ClearOne’s recovery from the immense harm inflicted by Shure's infringement of our valuable patents.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the three and nine months ended September 30, 2019

The following table sets forth certain items from our unaudited condensed consolidated statements of operations (dollars in thousands) for the three and nine months ended September 30, 2019 (“2019 Q3”) ("2019 YTD") and 2018 (“2018-Q3”) ("2018-YTD"), respectively, together with the percentage of total revenue which each such item represents:

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Percentage Change 2019 vs 2018	2019	2018	Percentage Change 2019 vs 2018
Revenue	$5,992	$6,683	-10%	$18,717	$20,943	-11%
Cost of goods sold	3,455	3,703	-7%	10,537	10,614	-1%
Gross profit	2,537	2,980	-15%	8,180	10,329	-21%
Sales and marketing	1,907	2,168	-12%	6,121	7,796	-21%
Research and product development	1,428	1,781	-20%	4,322	5,757	-25%
General and administrative	1,300	1,341	-3%	4,330	4,500	-4%
Total operating expenses	4,635	5,290	-12%	14,773	18,053	-18%
Operating loss	(2,098)	(2,310)	9%	(6,593)	(7,724)	15%
Other income, net	142	5	2740%	235	78	201%
Loss before income taxes	(1,956)	(2,305)	15%	(6,358)	(7,646)	17%
Provision for (benefit from) income taxes	20	7,837	-100%	65	6,505	-99%
Net loss	$(1,976)	$(10,142)	81%	$(6,423)	$(14,151)	55%

Revenue

Our revenue decreased to $6.0 million in 2019-Q3 compared to $6.7 million in 2018-Q3. The highest decline was seen in the video category with a 21.5% decline followed by audio conferencing with a 15% decline. Revenue from microphones grew by 3% due to modest growth in sales of ceiling mics and beamforming microphones. The decline in the audio conferencing category was due to a decline in the professional installed audio conferencing and personal conferencing. The decline in the video category was due to a decline in both network media streaming and video conferencing. We believe that the on-going infringement of ClearOne’s patents is the major cause of our revenue decline in audio conferencing and the microphone categories. The share of audio conferencing products in our product mix decreased from 51% in 2018-Q3 to 49% in 2019-Q3. The share of microphones increased from 32% to 37%. The share of video products in the revenue mix dropped slightly to 15% from 17%. During 2019-Q3 revenue declined in the USA, Canada, Australia, China, and Northern Europe offset by revenue increases in Japan, South Korea, Middle East, India, and Southern Europe. The Asia Pacific, including the Middle East, increased by 14%, Europe and Africa declined by 9% and the Americas declined by 21%.

Our revenue decreased to $18.7 million in 2019 YTD compared to $20.9 million in 2018 YTD. The highest decline was seen in the audio conferencing category with a 20% decline followed by microphones with a 2% decline. Revenue from video products grew by a modest 3% mainly due to growth in revenue from sales of videoconferencing appliances, cameras and cloud-based videoconferencing services. The decline in the audio conferencing category was due to a decline in all subcategories including professional installed audio conferencing, personal conferencing and tabletop conferencing. The decline in the microphones category was due to a decline in beamforming microphones and ceiling microphones offset by an increase in revenue from wireless mics. The on-going infringement of ClearOne’s patents is the major cause of our revenue decline in audio conferencing and microphone categories. The share of audio conferencing products in our product mix decreased from 51% in 2018 YTD to 46% in 2019 YTD. The share of microphones increased from 32% to 35%. The share of video products in the revenue mix increased from 17% to 20%. During 2019-YTD revenue declined in all regions except the Middle East, India, South Korea, and Southern Europe. The decline was more pronounced in Canada, China, Australia, and Northern Europe. The Asia Pacific, including the Middle East increased by 3%, Europe and Africa declined by 12% and the Americas declined by 16%.

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

Our gross profit for 2019-Q3 was approximately $2.5 million or 42% compared to approximately $3.0 million, or 45%, for 2018-Q3. Gross Profit margin decreased mainly due to an increase in inventory obsolescence costs.

Our gross profit margin decreased to 44% during 2019 YTD from 49% during 2018 YTD. The gross profit margin decreased primarily due to increased material costs and the reduction of higher-margin professional audio conferencing products in the revenue mix.

Our profitability in the near-term continues to depend significantly on our revenues from professional installed audio-conferencing products. We hold long-term inventory and if we are unable to sell our long-term inventory, our profitability might be affected by inventory write-offs and price mark-downs. Our long-term inventory includes approximately $1.6 million of wireless microphone-related finished goods and assemblies, $1.8 million of Converge Pro and Beamforming microphone array products, $0.8 million of network media streaming products and about $1.9 million of raw materials that will be used for manufacturing professional audio conferencing products. Any business changes that are adverse to these product lines could potentially impact our ability to sell our long-term inventory in addition to our current inventory.

Operating Expenses

Operating expenses include sales and marketing (“S&M”) expenses, research and product development (“R&D”) expenses and general and administrative (“G&A”) expenses. Total operating expenses were $4.6 million for 2019-Q3 compared to $5.3 million for 2018-Q3. Total operating expenses were $14.8 million for 2019 YTD compared to $18.1 million for 2018 YTD. The following contains a more detailed discussion of expenses related to sales and marketing, research and product development, general and administrative, and other items.

Sales and Marketing - S&M expenses include selling, customer service, and marketing expenses such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses.

S&M expenses for 2019-Q3 decreased to $1.9 million from $2.2 million for 2018-Q3. The decrease was mainly due to decreases in employee-related costs including benefits and commissions and allocations of overhead expenses partially offset by an increase in demonstration inventory costs.

S&M expenses for 2019 YTD decreased to $6.1 million from $7.8 million for 2018 YTD. The decrease was mainly due to decreases in employee-related costs including benefits, commissions to employees and independent representatives, allocations of overhead expenses, and advertising costs partially offset by an increase in marketing expenses related to tradeshows and promotions.

Research and Product Development - R&D expenses include research and development, product line management, engineering services, and test and application expenses, including employee-related costs, outside services, expensed materials, depreciation, and an allocation of overhead expenses.

R&D expenses were approximately $1.4 million for 2019-Q3, as compared to $1.8 million for 2018-Q3. The decrease was primarily due to reductions in employee-related costs, and allocations of overhead expenses.

R&D expenses were approximately $4.3 million for 2019 YTD, as compared to $5.8 million for 2018 YTD. The decrease was primarily due to reductions in employee-related costs, and allocations of overhead expenses.

General and Administrative - G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs, and corporate administrative costs, including costs related to financing and human resources.

G&A expenses remained almost the same at $1.30 million in 2019-Q3 compared to $1.34 million in 2018-Q3. G&A expenses for 2019 YTD decreased marginally to $4.3 million compared to $4.5 million in 2018 YTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other income (expense), net

Other income (expense), net, includes interest income, interest expense, and foreign currency changes. Other income increased to $142,000 in 2019-Q3 compared to $5,000 in 2018-Q3. The increase was mainly due to the recording of realized gain on sale of marketable securities of  $83,000 in 2019-Q3. Other income increased to $0.2 million from $0.1 million in 2018 YTD. The increase was mainly due to the increase in realized gain on sale of marketable securities.

Provision for income taxes

During 2019 YTD, we did not recognize any benefit from the losses incurred due to setting up of full valuation allowance. Income tax expense for 2019-Q3 and 2019 YTD represents current income tax expense recorded for jurisdictions outside the United States. During 2018-Q3 the Company recorded discrete tax expense of $6.5 million, due primarily to the recording of a full valuation allowance on the Company’s net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2019, our cash and cash equivalents were approximately $2.0 million compared to $11.2 million as of December 31, 2018. Our working capital was $22.5 million and $28.4 million as of September 30, 2019 and December 31, 2018, respectively.

Net cash used in operating activities was approximately $6.6 million in 2019 YTD, an increase of cash used of approximately $3.0 million from $3.6 million of cash used in operating activities in 2018 YTD. The increase in cash used was primarily due to a decrease in non-cash charges of $3.4 million and increase in cash outflows due to change in operating assets and liabilities of $7.3 million which includes $4.5 million towards payment of a bond for securing the preliminary injunction in our litigation to stop the infringement of our patents, partially offset by a decrease in net loss by $7.7 million.

Net cash used in investing activities was $2.6 million for 2019 YTD compared to net cash provided by investing activities of $1.3 million during the 2018 YTD, an increase in cash used of $3.9 million. The increase in cash used in investing activities was primarily due to a decrease in net cash inflows from marketable securities of approximately $4.3 million partially offset by a decrease in capitalized patent defense costs by $0.2 million.

Capitalization of patent defense costs. We capitalize external legal costs incurred in the defense of our patents when we believe that a significant, discernible increase in value will result from the defense and a successful outcome of the legal action is probable. When we capitalize patent defense costs we amortize the costs over the remaining estimated useful life of the patent, which is 15 to 17 years. During 2019 YTD we spent $3.4 million on legal costs related to the defense of our patents and capitalized the entire amount.

We are currently pursuing all available legal remedies to defend our strategic patents from infringement. We have already spent approximately $11.9 million from 2016 through September 30, 2019 towards this litigation and may be required to spend more to continue our legal defense. We believe the recent decision by the U.S. District Court in August granting our request for a preliminary injunction to prevent our competitor from manufacturing, marketing, and selling its competing ceiling microphone array in an infringing configuration is an incredibly valuable ruling for ClearOne and its business. We believe that the decision validates the strength and importance of ClearOne’s intellectual property rights, recognizes ClearOne’s innovations in this space, and stops our competitor from further infringing our Graham patent (U.S. Patent No.9,813,806) pending a full trial. We believe this ruling will help pave way for ClearOne’s recovery from the immense harm inflicted by our competitor's infringement of our valuable patents.

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

At September 30, 2019, we had open purchase orders of approximately $1.0 million for purchase of inventory.

At September 30, 2019, we had inventory totaling $18.8 million, of which non-current inventory accounted for $7.1 million. This compares to total inventories of $22.2 million and non-current inventory of $9.0 million as of December 31, 2018.

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

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of recent accounting pronouncements, see Note 1: “Business Description, Basis of Presentation and Significant Accounting Policies” in the notes to our unaudited condensed consolidated financial statements included under Item 1 of this Form 10-Q.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.     CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2019 was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial and Accounting Officer. Based upon this evaluation, our Chief Executive Officer and Senior Vice President of Finance concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2019 due to the material weakness in internal control over financial reporting as described below.

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

Except as noted above, there has been no change in the Company's internal control over financial reporting as of September 30, 2019, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ClearOne, Inc., (Registrant)

	By:	/s/ Zeynep Hakimoglu
November 14, 2019		Zeynep Hakimoglu President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

	By:	/s/ Narsi Narayanan
November 14, 2019		Narsi Narayanan Senior Vice President of Finance (Principal Accounting and Principal Financial Officer)