Form 10-K
period 2019-12-31
CLEARONE INC
filed 2020-03-30
CIK 840715

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission file number 001-33660

CLEARONE, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-0398877
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

5225 Wiley Post Way, Suite 500, Salt Lake City, Utah	84116
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (801) 975-7200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
Common Stock, $0.001 par value	CLRO	The NASDAQ Capital Market

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

Larger Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller Reporting Company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act). ☐Yes ☒No

The aggregate market value of the shares of voting common stock held by non-affiliates was approximately $13.0 million at June 30, 2019, (the Company’s most recently completed second fiscal quarter), based on the $2.23 closing price for the Company’s common stock on the NASDAQ Capital Market on such date. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

The number of shares of ClearOne common stock outstanding as of March 25, 2020 was 16,650,725.

Documents Incorporated by Reference: None

CLEARONE, INC.

Annual Report on Form 10-K For the year ended December 31, 2019

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

On December 17, 2019, the Company completed the issuance and sale of $3,000,000 aggregate principal amount of secured convertible notes of the Company (the “Notes”) and warrants (the “Warrants”) to purchase 340,909 shares of common stock, par value $0.001 per share, of the Company (the “Common Stock”), in a private placement transaction. The Notes and Warrants were issued and sold to Edward D. Bagley, an affiliate of the Company, on the terms and conditions of a Note Purchase Agreement dated December 8, 2019 between the Company, certain subsidiary guarantors of the Company, and Mr. Bagley. The Notes are convertible to shares of the Company’s common stock at an initial conversion price of $2.11 per share, and the Warrants have an initial exercise price of $1.76 per share.

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

ITEM 1-BUSINESS

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

●	Audio Visual Networking which includes network media streaming, video walls, sound reinforcement and audio distribution.

Our business goals are to:

●	Improve our global market share in professional installed audio conferencing products for large businesses and organizations;
●	Position ClearOne as the preferred AV channel partner uniquely offering a complete value-chain of natively integrated solutions from audio to video maximizing AV channel partner profitability;
●	Extend total addressable market from installed audio conferencing beachhead to adjacent complementary markets – microphones, video collaboration and AV networking;
●	Continue to leverage the video conferencing, collaboration and AV networking technologies to enlarge our current market share;
●	Focus on the small and medium business market with appropriately scaled, lower cost and less complex products and solutions;
●	Capitalize on the growing influence of information technology channels in the audio-visual market and introduce more solutions to these channels;
●

Capitalize on the convergence of audio visual and information technology to meet enterprise and commercial multimedia needs and the end-users’ transition from high-priced systems to low cost, complete AV room solutions and cloud services;

●	Leverage software-based platforms across all our product lines; and
●	Expand and strengthen our sales channels.

We will continue to focus on our core strengths, which include the following:

●	Providing a superior conferencing and collaboration experience;
●	Delivering the complete value chain for audio visual communication;
●	Extending our capabilities in product innovation through software-based video collaboration and AV networking
●	Offering greater innovation, interoperability and value to our end-users and channel partners;
●	Leveraging and extending ClearOne technology, leadership and innovation;
●	Leveraging our strong domestic and international channels to distribute new products; and
●	Strengthening existing end-user and channel partner relationships through dedicated and comprehensive support.

ITEM 1- BUSINESS

 PRODUCTS

Our products can be broadly categorized into the following:

●	Audio conferencing including installed DSP based professional audio conferencing, USB-based speakerphones and table-top audio conferencing
●	Professional microphones consisting of patented beamforming microphones, ceiling microphones and wireless microphones; and
●	Video products including video collaboration and AV networking

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

Our audio conferencing products contributed 46.3% and 49.5% of our consolidated revenue in 2019 and 2018, respectively.

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

We began shipping a limited number of SKUs of the latest generation of CONVERGE Pro products broadly called as CONVERGE Pro 2 at the end of 2016. We added more SKUs to CONVERGE Pro 2 line which now includes CONVERGE Pro 2 128, CONVERGE Pro 2 128D, CONVERGE Pro 2 128T, CONVERGE Pro 2 128TD, CONVERGE Pro 2 128V, CONVERGE Pro 2 128VD, CONVERGE Pro 2 128VT, CONVERGE Pro 2 128VTD, CONVERGE Pro 2 120, CONVERGE Pro 2 012, CONVERGE Pro 2 48T, CONVERGE Pro 2 48V, CONVERGE Pro 2 48VT, CONVERGE Pro 2 48VTD, CONVERGE Pro 2 128SR and CONVERGE Pro 2 128SRD.

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

CONVERGE Pro 2 line of products is ably supported by a touch panel controller, a GPIO expansion box, a USB expansion box and a wall-mount Bluetooth Expander. CONVERGE Pro 2 VoIP SKUs are certified to interoperate with Cisco, Avaya and ShoreTel SIP based VoIP systems and also interoperate with Microsoft Skype for Business.

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

PROFESSIONAL MICROPHONES

Our microphones contributed 35.2% and 32.0% of our consolidated revenue in 2019 and 2018, respectively.

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

ITEM 1 - BUSINESS

During the first quarter of 2019, the Company began shipping our patented Beamforming Microphone Array Ceiling Tile (BMA CT) to our partners.  All of the innovations developed for the BMA CT make the integrator’s job easier and more profitable. The BMA CT dramatically transforms how integrators can approach system design for ceiling tile installations, allowing for multi-array setups that can utilize a single, low-channel count DSP mixer while maintaining ClearOne’s high level of performance and reliability. Further simplification comes from the array’s built-in power amplifier, which allows each array to drive two 10-Watt, 8-Ohm loudspeakers. The BMA CT also features ClearOne’s proprietary adaptive steering technology (think of it as smart switching). This provides impeccable room coverage while eliminating the need to adjust individual beams. Integrators can daisy chain ceiling tiles via P-Link (ClearOne’s proprietary peripheral link) for larger conference setups – for simpler wiring and longer distances compared to networked home-run connections. P-Link also allows integrators to daisy chain additional peripherals such as wireless mics, USB Expanders, and GPIO Expanders.  The system supports all of this functionality with zero consumption of analog I/O and signal processing in the DSP mixer leaving those resources available for other needs.

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

This product line was further strengthened in 2018 by the introduction of the Ceiling Microphone Array Analog-X series of ceiling microphones. These products feature superior sound quality, adjustability for desired height from 0 to 7 feet and numbered microphone elements for easy identification.

This product line was further expanded with the introduction of Ceiling Microphone Array Dante, a tri-element ceiling microphone array with built-in Dante audio networking for conferencing and sound reinforcement applications. Each Ceiling Microphone Array Dante utilizes three premium quality microphone elements to deliver 360-degree room coverage for boardrooms, conference rooms, telemedicine facilities and more. Dante networking technology offers simple installation with CAT5 or CAT6 cabling, and delivers uncompressed, multi-channel audio with near-zero latency and sample accurate time synchronization throughout the network.

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

VIDEO

Our video products include video collaboration and AV networking products. Our video products contributed 18.4% and 18.5% of our consolidated revenue in 2019 and 2018, respectively.

Video Collaboration:

Our Media Collaboration suite of products is led by our comprehensive portfolio of industry-leading COLLABORATE® branded videoconferencing and collaboration solutions.

ITEM 1 - BUSINESS

COLLABORATE Live 300 includes a free 90-day COLLABORATE Space web conferencing subscription, a Skype for Business client, SIP/H.323 video conferencing, wireless presentation and interactive whiteboard capabilities — along with one CHAT 150 speakerphone and one UNITE 150 PTZ camera with 1080p30, 12x optical zoom. COLLABORATE Live 300 succeeded COLLABORATE Pro 300, which included video appliance, UNITE® 150 camera, CHAT® 150C speakerphone and 90-days subscription to Spontania cloud video, audio and web conferencing, SIP/H.323 video conferencing, in-room wireless presentation and optional Skype® for Business native integration.

COLLABORATE Live 600 is a video collaboration system that delivers crystal-clear, full-duplex audio for medium-sized conference room environments.  It offers the same suite of built-in video conferencing capabilities, the UNITE 200 PTZ camera, an ultra-friendly user interface, and a 90-day free COLLABORATE Space trial subscription.  For audio, the system features two ClearOne CHAT® 150 speakerphones that daisy chain with CHATAttach® for crystal-clear audio quality. COLLABORATE Live 600 succeeded COLLABORATE Pro 600, which included video appliance, UNITE 200 camera, CHATAttach® 150 speakerphones, and 90-days subscription to Spontania cloud video, audio and web conferencing, SIP/H.323 video conferencing with 4-way built-in MCU, in-room wireless presentation, optional Skype for Business native integration, capture recording and streaming. This solution is targeted at medium-size rooms.

For large-sized boardrooms, auditoriums, conference rooms, lecture halls, courtrooms, training centers and telemedicine facilities, COLLABORATE Live 900 delivers a complete professional quality collaboration system solution featuring a powerful combination of video components integrated with the most advanced audio DSP technology for the richest possible large meeting room collaboration experience. COLLABORATE 900 features a suite of built-in video conferencing capabilities including a Skype® for Business client, SIP/H.323 video conferencing, wireless presentation, interactive whiteboard, recording and streaming and a user interface that’s as simple and familiar as the interface found on a tablet or mobile device. It also includes a CONVERGE® Pro 2 DSP mixer, the industry’s most advanced audio processor and ClearOne’s Beamforming Microphone Array 2, which features adaptive steering technology (think of it as smart switching) to provide unsurpassed audio pick-up coverage of an entire room.  For high-quality video capture of all participants in the room, the COLLABORATE Live 900 comes with the UNITE® 200 PTZ 1080p60 camera with 12x optical zoom. The system also includes a 90-day free trial of the ClearOne COLLABORATE Space cloud-based video conferencing application. COLLABORATE Live 900 succeeded COLLABORATE Pro 900, which included video appliance, UNITE 200 camera, CONVERGE® Pro installed audio endpoint, Beamforming Microphone Array and 90-days subscription to Spontania cloud video, audio and web conferencing, SIP/H.323 video conferencing with 4-way built-in MCU, multi-user in-room wireless presentation, optional Skype for Business native integration, capture recording and streaming. This solution is targeted at medium and large-size rooms.

COLLABORATE Live 1000 includes ClearOne’s newest beamforming microphone product, the Beamforming Microphone Array Ceiling Tile (BMA CT). COLLABORATE Live 1000 also includes COLLABORATE Space cloud conferencing, Skype® for Business client, SIP/H.323 video conferencing, wireless presentation, interactive whiteboard, recording, and streaming. The system comes complete with the CONVERGE Pro 2 48VT DSP mixer, the industry’s most advanced audio processor, and a user interface that’s as simple and familiar as that found on a tablet or mobile device. A UNITE® 200 PTZ 1080p60 camera with 12x optical zoom ensures high-quality capture of all room participants.

Rounding out ClearOne’s new COLLABORATE Live product line is COLLABORATE Live 200, a new video collaboration system with ultra-wide angle video capture, which is critical for viewing all conference participants in huddle spaces and smaller room environments. Designed specifically to meet huddle space budgets, COLLABORATE Live 200 features the UNITE 50 EPTZ 1080p30 camera with 3x digital zoom and a 120-degree wide-angle field of view. Other features are similar to those found in the COLLABORATE Live 300 system, including the free 90-day COLLABORATE Space subscription.

Our Media Collaboration series also include COLLABORATE Space, a suite of solutions that unifies messaging, calls, meetings and, perhaps most importantly, minds in a way that will energize workflows and increase productivity for everyone involved in the enterprise. Designed as a persistent, user-friendly collaboration suite, COLLABORATE Space contains many powerful UCC capabilities, as well as the seamless ability to make calls outside the network. By adding phone credits on the account, customers can reach anyone in the world on a standard landline or mobile phone with the system’s integrated phone dialer.

ITEM 1 - BUSINESS

With COLLABORATE Space, users can work together one-on-one, or in groups of hundreds, with integrated file sharing, searchable archives, and user presence information. They can connect with colleagues and contacts, via audio and video, with the most intuitive collaboration tools. Users can meet immediately or schedule a meeting and access a full suite of collaboration features, including file sharing, whiteboarding, annotation, chat, and meeting minutes. Team members wishing to move from email can also create searchable private and public channels, organized by topic, which can be accessed from anywhere. They can also search, access and store agendas, notes, messages, documents, whiteboards, session recordings, and more.  Finally, COLLABORATE Space runs on any device, from desktop to mobile, and on any standards-based video endpoint.

COLLABORATE Space Enterprise has all the functionality people have come to expect from a full-featured cloud collaboration app, with the increased security and full, enterprise control associated with on-premise platforms. In addition to “Enterprise” platform, COLLABORATE Space is available in cloud-based “Basic” and “Pro” versions.

COLLABORATE Space was preceded by Spontania cloud video, audio and web conferencing service that can be deployed on-premises or in the cloud. Spontania offered all sorts of collaboration tools such as screen sharing, application sharing, whiteboard, annotation over presentation, recording, hand-raise and chat. The service is targeted for any workspace including mobile, desktop and rooms of any size; and multiple use cases including meetings, classrooms and training sessions.

Bring your own video and web conferencing – COLLABORATE Versa series offer a USB PTZ camera, a speakerphone and a central hub that connects the laptop to the meeting room peripherals via single USB 3.0 connectivity. COLLABORATE Versa, compatible with Cisco WebEx®, Google Hangouts®, Microsoft Skype for Business® and more, is also bundled with 90-days subscription of Spontania cloud video, audio and web conferencing. This solution is targeted at huddle spaces and medium conference rooms.

COLLABORATE Versa 50 features a ClearOne UNITE® 50 EPTZ 3x zoom 1080p30 camera to capture all participants in the room; a central hub for connecting to dual displays, cameras, audio endpoints, networks and other peripherals; a CHAT® 150 speakerphone with advanced audio processing for a rich conferencing experience; and a complimentary 90-day trial of COLLABORATE Space, ClearOne’s powerful cloud-based audio and video conferencing applications.

The COLLABORATE Versa Pro 50 addresses today’s AV collaboration needs for COLLABORATE Space, MS Teams, Skype® for Business, Zoom, WebEx, GoToMeeting and Spontania with a complete huddle space solution. It features a CONVERGE® Huddle audio DSP mixer for a professional audio experience, a ClearOne UNITE® 50 EPTZ 3x zoom 1080p30 camera, a ceiling microphone array with 360-degree coverage reducing reverberation and noise, and a complimentary 90-day trial of ClearOne COLLABORATE Space. Customers purchasing the COLLABORATE Versa Pro 150 get upgraded to a 1080p30 UNITE® 150 PTZ camera with 12x optical zoom.

COLLABORATE Versa Pro CT, includes a Huddle DSP mixer and the Huddle-compatible and patented BMA CTH that is a perfect fit for small-to medium-sized rooms. The COLLABORATE Versa Pro CT is a great room solution for Bring Your Own Device (BYOD) collaboration using any cloud-based service. such as COLLABORATE® Space, Microsoft® Teams, WebEx®, Zoom®, and more. The system includes the Company’s new BMA CTH Beamforming Microphone Array Ceiling Tile with built-in AEC, providing the same impeccable room coverage as the BMA CT using adaptive steering (think of it as smart switching). The COLLABORATE Versa Pro CT system also includes mic/line inputs with AEC, line outputs, 4x10 Watt power amps, USB audio, mobile phone jack, and HDMI. The system comes preloaded with a project file ready for the most common room configuration. Or it can be further configured using CONSOLE® AI software, now with enhanced visualization and Audio Intelligence.

Additionally, both COLLABORATE Versa Pro 50 and Versa Pro 150 solutions feature a CONVERGE® Huddle audio DSP mixer for a professional audio experience, a Ceiling Microphone Array with 360-degree coverage that reduces reverberation and noise; and an optional clutter-free CONVERGE Huddle VESA mount.

UNITE 200/150 is a professional-grade PTZ camera series supporting USB, HDMI and IP connectivity. It delivers 1080p HD resolution, 12X optical zoom and is compatible with PC-based and Pro-AV applications, supporting wide range of meeting spaces.

UNITE 50 4K camera is plug-and-play ready with 120-degree field-of-view, digital zoom and pairs easily with any microphone/speaker combination. The UNITE 50 4K camera’s ultra-wide-angle field-of-view is ideally suited for PC-based video conferencing, web conferencing and unified communications, and other collaboration experiences in huddle spaces and small conference rooms. The camera also supports the USB Video Class (UVC) 1.1 standard for maximum compatibility with a wide variety of cloud and room-based solutions. Along with 4K30 resolution, the autofocus camera features 3x digital zoom and a full-function USB 3.0 interface for video and power. Its wide dynamic range provides support for optimal image capture — critical for all video conferencing.

ITEM 1 - BUSINESS

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

VIEW Pro solution provides 1080p60, H.264 high definition HDMI video-audio, 4:4:4 true-color, 24 bit per pixel video output. It comes with dual inputs encoder, single input encoder and single output decoder with balanced audio, general purpose control ports and clock synchronized video output. VIEW Pro system also provides PANORAMATM, a multi-view video composition and video-wall software application using its built-in video processing engine, without using external expensive hardware video processors. This continues to be truly differentiated in the professional market by offering complete AV streaming and distribution systems that can scale to fulfill projects of any size and complexity, from light commercial to the very largest environments. VIEW Pro products include E110 and E120 encoders and D110, D210 and D310 decoders. VIEW Pro solution also comes with multiple license options including audio mixing, video composition, video wall, multicast RTSP and local playback.

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

Our product sales generated in the United States and outside the United States for the years ended December 31 are as follows:

Revenue in millions	2019		2018
	Revenue	%	Revenue	%
In the United States	$13.4	54%	$14.8	53%
Outside United States	11.6	46%	13.4	47%
	$25.0	100%	$28.2	100%

ITEM 1 - BUSINESS

We sell directly to our distributors and resellers in approximately 61 countries worldwide. We anticipate that the portion of our total product revenue from international sales will continue to be a significant portion of our total revenue as we further enhance our focus on developing new products, establishing new channel partners, strengthening our presence in key growth areas, complying with regional environmental regulatory standards, and improving product localization with country-specific product documentation and marketing materials.

Distributors, Resellers and Independent Integrators

We sold our products directly to approximately 345 distributors and direct resellers throughout the world during 2019. Distributors and resellers purchase our products at a discount from list price and resell them worldwide to hundreds of independent systems integrators, telephony value-added resellers, IT value-added resellers, and PC dealers on a non-exclusive basis. Our distributors maintain their own inventory and accounts receivable and are required to provide technical and non-technical support for our products to the next level of distribution participants. We work with our distributors and resellers to establish appropriate inventory stocking levels. We also work with our distributors and resellers to maintain relationships with our existing systems integrators, dealers, and other value-added resellers.

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

Customers

Since we sell through distributors and value-added resellers, we do not have comprehensive information on end-users who ultimately use our products. As a result, we do not know whether any end-user accounted for more than 10% of our total revenue during any of the periods reported in this Annual Report. Our customers are distributors and value-added resellers. During the year ended December 31, 2019, one distributor accounted for approximately 11% of consolidated revenue with no other customer accounting for more that 10% of consolidated revenue. During the year ended December 31, 2018 no customer accounted for more than 10% of consolidated revenue.

As discussed above, distributors facilitate product sales to a large number of independent systems integrators, dealers, and value-added resellers, and subsequently to their end-users. The loss of one or more distributors could reduce revenue and have a material adverse effect on our business and results of operations. Our orders fulfilled on which we had not recognized revenue were $0.2 million and $0.3 million as of December 31, 2019 and 2018, respectively. We had a backlog of unfulfilled orders of approximately $0.2 million and $0.3 million as of December 31, 2019 and 2018, respectively.

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

In the tabletop audio conferencing market, we face significant competition from Avaya/Konftel, Phoenix Audio, Polycom and Yamaha, and from their OEM partnerships. A significant portion of the tabletop market is covered by sales through OEM partnerships. While we believe MAX products have unique features and superior quality, our limited OEM partnerships and pricing pressures from higher volume competitors limit our ability to expand our existing share of this market.

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

ITEM 1 - BUSINESS

Sources and Availability of Raw Materials

We manufacture our products through electronics manufacturing services (“EMS”) providers, who are generally responsible for sourcing and procuring required raw materials and components. Most of the components that our EMS providers require for manufacturing our products are readily available from a number of sources. During 2017, we witnessed a significant tightening of the electronics market with demand for electronic products especially for memories and processors far exceeding the supply caused price increases and longer fulfillment cycles. During 2018 the fulfillment cycles improved. During 2019 tariff wars between USA and China created some uncertainty with respect to pricing and consequently affected the supply chain.

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

Research and Product Development

We are committed to research and product development and view our continued investment in research and product development as a key ingredient to our long-term business success. Our research and product development expenditures were approximately $5.8 million and $7.8 million during the years ended December 31, 2019 and 2018, respectively.

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

As of December 31, 2019, we had approximately 83 patents and 7 pending patent applications, including foreign counterpart patents and foreign applications. Our patents and pending patent applications cover a wide range of our products and services including, but not limited to acoustic echo cancellation, beamforming microphone arrays, systems that enable streaming media over IP networks, algorithms for video processing, wireless conferencing systems, spatial audio, and technologies for the Internet of Things. The durations of our patents are determined by the laws of the country of issuance. For the U.S., patents may be 17 years from the date of issuance of the patent or 20 years from the date of its filing, depending upon when the patent application was filed. In addition, we hold numerous U.S. trademarks. The laws of foreign countries may not protect our intellectual property to the same degree as the laws of the United States.

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

Employees

As of December 31, 2019, we had 127 full-time employees. Of these employees, 77 were located in the U.S. and 50 in locations outside the U.S. None of our employees are subject to a collective bargaining agreement and we believe our relationship with our employees is good. We also hire contractors with specific skill sets to meet our operational needs.

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

A material weakness was identified in our internal control over financial reporting. If we fail to maintain effective internal control over financial reporting in the future, we may be unable to report our financial results accurately on a timely basis, investors could lose confidence in our reported financial information, the trading price of our common shares could decline and our access to the capital markets or other financing sources could become limited.

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

We initiated remedial measures and conducted an evaluation of the effectiveness of our internal control over financial reporting for the year ended December 31, 2019 based on the framework set forth in Internal Control - Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and concluded that remediation of the material weakness identified during the 2017 audit has been completed.

We conducted an evaluation of the effectiveness of our internal control over financial reporting for the year ended December 31, 2019 based on the framework set forth in Internal Control - Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission, concluding that our internal control over financial reporting was effective as of December 31, 2019.

However, there can be no assurance that these actions, as well as further actions we may take, will allow us to prevent any material weakness in the future and provide a solid foundation to meet our reporting obligations under the Exchange Act. If we fail to implement and maintain effective internal control over financial reporting, or if additional material weaknesses or any significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements, and we could be required to restate our financial results. In addition, if we are unable to successfully remediate future material weakness and if we are unable to produce accurate and timely financial statements, our stock price may be materially adversely affected and we may be unable to maintain compliance with applicable stock exchange listing requirements.

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

ITEM 1A - RISK FACTORS

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

ITEM 1A - RISK FACTORS

Difficulties in integrating future acquisitions could adversely affect our business.

Any acquisition involves numerous risks and challenges, including difficulties and time involved in integrating the operations, technologies and products of the acquired companies, entering new business or product lines, the diversion of our management’s attention from other business concerns, geographic dispersion of operations, generating market demand for expanded product lines and the potential loss of key customers or employees of an acquired Company. Failure to achieve the anticipated benefits of any future acquisitions or to successfully integrate the operations of these or any other companies or assets we acquire, could also harm our business, results of operations and cash flows. Additionally, we cannot assure you that we will not incur material charges in future periods to reflect additional costs associated with any future acquisitions we may make.

Profitability could be negatively impacted if we do not adequately forecast the demand for our products and are unable to monetize our long-term inventories.

We hold approximately $6.3 million in long-term inventories. There can be no assurance that we will be able to successfully anticipate changing consumer preferences and product trends or economic conditions and, as a result, we may not successfully monetize our long-term inventory. Inventory levels in excess of consumer demand may result in inventory write-downs and the sale of excess inventory at discounted prices, which could have an adverse effect on the image and reputation of our brands and negatively impact profitability.

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

ITEM 1A - RISK FACTORS

Risks Relating to Share Ownership

Global Financial, Economic and Social Conditions Could Deteriorate.

Our business could be materially affected by conditions in the global financial markets and economic conditions generally.  The recent outbreak of a novel coronavirus, which causes the disease now known as COVID-19, was first identified in December 2019 in Wuhan, China, and has since spread globally. Government efforts to contain the spread of the coronavirus through lockdowns of cities, business closures, restrictions on travel and emergency quarantines, among others, and responses by businesses and individuals to reduce the risk of exposure to infection, including social distancing in the form of reduced travel, cancellation of meetings and public and private events, and implementation of work-at-home policies, among others, have caused significant disruptions to the global economy and normal business operations across a growing list of sectors and countries, including in the United States.  The foregoing have, and are likely to continue to adversely affect business confidence and consumer sentiments, and have been, and may continue to be, accompanied by significant volatility and declines in financial markets and asset values.  The spread of the coronavirus, particularly if its development into a worldwide health crisis worsens, also may have broader macro-economic implications, including reduced levels of economic growth and possibly a global recession, the effects of which could be felt well beyond the time the pandemic is contained, and which could adversely affect demand for our products and our results of operations and financial condition. The impact of COVID-19 on any of our suppliers, co-manufacturers, distributors or transportation or logistics providers may negatively affect the price and availability of our products and impact our supply chain. If the pandemic continues to evolve into a severe worldwide health crisis, the disease could have a material adverse effect on our business, results of operations, financial condition and cash flows and adversely impact the trading price of our common stock.

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

As of December 31, 2019, there were outstanding options to acquire approximately 544,647 shares of our common stock at a weighted average exercise price of $9.01 per share. During the terms of these options, the holders thereof will have the opportunity to profit from an increase in the market price of the common stock. The existence of these options may adversely affect the terms on which we can obtain additional financing, and the holders of these options can be expected to exercise such options at a time when we, in all likelihood, would be able to obtain additional capital by offering shares of our common stock on terms more favorable to us than those provided by the exercise of these options.

The sale of additional shares of our common stock could have a negative effect on the market price of our common stock.

The sale of substantial amounts of our common stock in the public market, such as the Rights Offering that we completed in December 2018 and the Notes and Warrants that we issued in December 2019, could adversely affect prevailing market prices and could impair our ability to raise capital through the sale of our equity securities. Most shares of common stock currently outstanding are eligible for sale in the public market, subject in certain cases to compliance with the requirements of Rule 144 under the securities laws. Shares issued upon the exercise of stock options granted under our stock option plan generally will be eligible for sale in the public market. We also have the authority to issue additional shares of common stock and shares of one or more series of preferred stock. The issuance of such shares could dilute the voting power of the currently outstanding shares of our common stock and could dilute earnings per share.

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

Our intangible assets include capitalized legal expenses net of amortization of $11.0 million related to our defense of patents from infringement by our competitors. Legal expenses have been capitalized upon satisfaction of two conditions: (a) a determination being made that a successful defense of this litigation is probable, and (b) that the monetary benefits arising out of such successful defense will be in excess of the costs for the defense. If either one of these conditions fail to be satisfied in the future, the carrying amount in the books may have to be written off either completely or partially. There can be no assurance that we will be successful in the defense of these litigation claims, in whole or in part.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We occupied a 5,000 square-foot facility in Gainesville, Florida under the terms of an operating lease that was terminated in January 2020. The Gainesville facility was used primarily to support our research and development activities. During January 2020 we entered into an operating lease for a 1,350 square-foot facility in Gainesville, Florida expiring in February 2023.

We currently occupy a 21,443 square-foot facility in Salt Lake City, Utah under the terms of an operating lease expiring in March 2024, with an option to extend for additional five years. The facility supports our principal administrative, sales, marketing, customer support, and research and product development activities.

We occupy a 950 square-foot facility in Austin, Texas - under the terms of an operating lease expiring in October 2022. This facility supports our sales, marketing, customer support, and research and development activities.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NASDAQ Capital Market under the symbol CLRO. On March 25, 2020, there were 16,650,725 shares of our common stock issued and outstanding held by approximately 300 shareholders of record. Each broker dealer or a clearing corporation that holds shares for customers is counted as a single shareholder of record.

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

None.

Sales of Unregistered Securities

None.

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

During 2019 we introduced COLLABORATE® Live video collaboration solutions, which include a full line of five solutions, tailored to fit any installation. COLLABORATE Live 1000, which includes the BMA CT, creates the ultimate video collaboration solution for larger spaces. COLLABORATE Live 900, 600, 300, and 200 systems provide different choices of microphones, cameras, and group speakerphones to fit every type of installation from auditoriums and lecture halls to boardrooms and huddle spaces. All COLLABORATE Live systems feature built-in cloud connectivity and capabilities that empower users to collaborate like never before, in large conferencing space environments, with unmatched audio and video, interactive whiteboard, presentation, recording, streaming and cloud connectivity with a user interface that is as intuitive and simple as using their familiar mobile or tablet devices. We introduced during the year five different models of COLLABORATE Live to suit different room environments from small huddle spaces to larger conference rooms.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We also expanded our bring your own device (BYOD) room solutions, by introducing COLLABORATE Versa 50, Vera Pro 50, Versa Pro 150 and Versa Pro CT. They bring together plug-and-play connectivity with high-quality audio and HD video to enhance the BYOD conference experience in huddle spaces, mid-size meeting rooms and executive offices. All COLLABORATE Versa solutions are compatible with high-quality cloud-based applications such as ClearOne COLLABORATE Space, Skype® for Business, Zoom, WebEx, GoToMeeting and ClearOne Spontania, among others.

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

On August 5, 2019, the Honorable Edmond E. Chang of the Northern District of Illinois issued a preliminary injunction order in the Company’s ongoing litigation with Shure Incorporated in Case No. 17-cv-3087 (N.D. Ill.).  In that litigation, ClearOne asserts that Shure’s MXA910 Ceiling Array Microphone, which competes with ClearOne’s beamforming microphone array products, infringes certain of ClearOne’s patents. The August 5 order held that ClearOne had "met its burden of demonstrating entitlement to the extraordinary relief of a preliminary injunction" on U.S. Patent No. 9,813,806 (the "'806 Patent").  The Court held that ClearOne established that "Shure is likely infringing the ’806 Patent and [that Shure] has not raised a substantial question of the patent’s validity."  The injunction order prohibits Shure from “manufacturing, marketing, and selling the MXA910 to be used in its drop-ceiling mounting configuration, including marketing and selling the MXA910 in a way that encourages or allows integrators to install it in a drop-ceiling mounting configuration."

We also continued our programs to cut costs and to speed up product development that we believe will enable us to get back to a growth path.

On December 17, 2019, we completed the issuance and sale of $3,000,000 aggregate principal amount of secured convertible notes of the Company (the “Notes”) and warrants (the “Warrants”) to purchase 340,909 shares of common stock, par value $0.001 per share of the Company (the “Common Stock”), in a private placement transaction. The Notes and Warrants were issued and sold to Edward D. Bagley, an affiliate of the Company, on the terms and conditions of a Note Purchase Agreement dated December 8, 2019 between the Company, certain subsidiary guarantors of the Company, and Mr. Bagley. The Notes are convertible to shares of the Company’s common stock at an initial conversion price of $2.11 per share, and the Warrants have an initial exercise price of $1.76 per share.

Overall revenue declined in 2019 across all product groups. We believe the on-going infringement of ClearOne’s patents — which is improperly forcing the Company to compete against its own patented technology — is the major cause of our revenue decline in the audio conferencing and microphones categories. We believe the revenue decline in video products was caused partially by increased competition in the space as well as due to reduced attention from our partners caused by the alternatives made available through infringement of our patents.

Our gross profit margin in 2019 declined to 45% compared to 47% in 2018. Gross profit margin decreased primarily due to increase in material costs and inventory obsolescence costs partially offset by reduction in overhead costs. Net loss decreased from $16.7 million in 2018 to $8.4 million in 2019. The decrease in net loss was primarily due to reduction in income tax provision and operating expenses partially offset by decrease in gross profit due to reduced revenue in 2019. Tax expenses were higher in 2018 due to recording a full valuation allowance on our net deferred tax assets.

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

Despite the decline in revenue, our video products and beamforming microphone arrays, especially BMA-CT are critical to our long term growth. We face intense competition in this market from well-established market leaders as well as emerging players rich with marketing funds. We expect our strategy of combining Collaborate Space, our cloud-based video conferencing product, Collaborate Live, our appliance-based media collaboration product, our high quality professional cameras, and our high-end audio conferencing technology will generate high growth in the near future. We believe we are also well positioned to capitalize on the continuing migration away from the traditional hardware-based video conferencing systems to software-based video conferencing applications.

We derive a major portion of our revenue (approximately 46% for the year ended December 31, 2019) from international operations and expect this trend to continue in the future. Most of our revenue from outside the U.S. is billed in U.S. dollars and is not exposed to any significant currency risk. However, we are exposed to foreign exchange risk if the U.S. dollar is strong against other currencies as it will make U.S. Dollar denominated prices of our products less competitive.

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported in Wuhan, China. The COVID-19 pandemic has continued to spread and has already caused severe global disruptions. The extent of COVID-19’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. If the pandemic continues to evolve into a severe worldwide health crisis, the disease could have a material adverse effect on our business, results of operations, financial condition and cash flows and adversely impact the trading price of our common stock.

Deferred Revenue

Deferred revenue decreased from $0.3 million in 2018 to $0.2 million in 2019.

DISCUSSION OF RESULTS OF OPERATIONS

The following table sets forth certain items from our consolidated statements of operations and comprehensive loss for the years ended December 31, 2019 and 2018, together with the percentage change each item represents. Throughout this discussion, we compare results of operations for the year ended December 31, 2019 (“2019”) to the year ended December 31, 2018 (“2018” or “the comparable period”).

(In thousands, except percentages)	2019	2018	Percentage Change 2019 vs 2018
Revenue	$25,042	$28,156	-11%
Cost of goods sold	13,849	14,785	-6%
Gross profit	11,193	13,371	-16%
Sales and marketing	7,935	9,908	-20%
Research and product development	5,775	7,840	-26%
General and administrative	6,045	5,950	2%
Total operating expenses	19,755	23,698	-17%
Operating loss	(8,562)	(10,327)	-17%
Loss before income taxes	(8,352)	(10,247)	-18%
Provision for income taxes	56	6,440	-99%
Net loss	(8,408)	(16,687)	-50%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue

Our revenue decreased to $25.0 million in 2019 compared to $28.2 million in 2018. The highest decline was seen in audio conferencing category with 17% decline followed by video products with 11% decline and microphones with 2% decline. The decline in audio conferencing category was due to decline in all product lines led by CONVERGE Pro and CHAT product lines. The decline in microphones category was primarily due to decline in beamforming microphones. The decline in revenue from video products was mainly due to fall in demand for our network media streaming products. We believe the on-going infringement of ClearOne’s patents is the major cause of our revenue decline in audio conferencing and microphones categories. We believe the revenue decline in video products was caused partially by increased competition in the space as well as due to reduced attention from our partners caused by the alternatives made available through infringement of our patents.

The share of audio conferencing products in our product mix declined marginally from 50% to 46%. The share of microphones in the revenue mix increased from 32% in 2018 to 35% in 2019. Share of video products in the revenue mix remained the same at 18.5%.

During 2019, revenue declined across all major markets except India, Middle East and certain parts of Asia. The decline was more pronounced in the USA, Canada, Northern Europe, China and Latin America. Asia Pacific including Middle East decreased by 2%, Europe and Africa declined by 13% and Americas declined by about 15%.

We believe, although there can be no assurance, that we will return to growth path through our strategic initiatives namely product innovation, cost reduction and defense of our intellectual property.

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

Our gross profit during 2019 was approximately $11.2 million or 45% compared to approximately $13.4 million or 47% in 2018. Gross profit margin declined primarily due to increase in material costs and inventory obsolescence costs partially offset by reduction in overhead costs.

Our profitability in the near-term continues to depend significantly on our revenues from audio conferencing products. We hold long-term inventory and if we are unable to sell our long-term inventory, our profitability might be affected by inventory write-offs and price mark-downs. Our long-term inventory includes approximately $1.3 million of wireless microphones related finished goods and assemblies, $1.7 million of CONVERGE Pro, CONVERGE Pro 2 and BMA products and about $2.2 million of raw materials that will be used primarily for manufacturing installed professional audio conferencing products.

Operating Expenses and Profits (Losses)

Operating income/(loss), or income/(loss from operations, is the surplus or deficit after operating expenses are deducted from gross profits. Operating expenses include sales and marketing (“S&M”) expenses, research and product development (“R&D”) expenses and general and administrative (“G&A”) expenses. Total operating expenses were $19.8 million in 2019, compared to $23.7 million in 2018, which included $0.2 million in impairment of assets. The following contains a more detailed discussion of expenses related to sales and marketing, research and product development, general and administrative, and other items.

Sales and Marketing S&M expenses include sales, customer service, and marketing expenses such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses.

S&M expenses in 2019 decreased by 20% from $7.9 million in 2018 to $9.9 million in 2019. The decrease was mainly due to decreases in commissions to independent reps, payments to consultants, inventory costs for demonstration equipment, employee related costs and tradeshow exhibition costs.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Research and Product Development R&D expenses include research and development, product line management, engineering services, and test and application expenses, including employee-related costs, outside services, expensed materials, depreciation, and an allocation of overhead expenses.

R&D expenses decreased during 2019 to $5.8 million from $7.8 million in 2018. The decrease was primarily due to decreases in employee-related costs and allocations of overhead expenses.

General and Administrative G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs, and corporate administrative costs, including costs related to finance and human resources.

G&A expenses were approximately $6,045 thousand in 2019 compared with approximately $5,950 thousand in 2018 which included $161 thousand of impairment of assets. The increase was primarily due to increases in overhead allocations, amortization of intangible assets, miscellaneous taxes and insurance costs partially offset by decreases in legal expenses, employee related costs, stock based compensation and consulting expenses

Provision for income taxes

The effective tax benefit rate was 1% (benefit) in 2019 as compared to effective tax rate of 62.9% during 2018. Income tax expense for 2019 was $0.1 million as compared to $6.4 million in 2018. The decrease in the effective tax rate as well as income tax expense was primarily due to decrease in the change in valuation allowance on the Company’s net deferred tax assets from approximately $9.9 million in 2018 to $2.4 million in 2019. We have been recording valuation allowance since 2018 and have not been claiming tax benefit against our losses as we have concluded that it is more likely than not that our deferred tax assets were not realizable primarily due to our recent pre-tax losses.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

As of December 31, 2019, our cash and cash equivalents were approximately $4.1 million compared to $11.2 million as of December 31, 2018. Our working capital was $18.9 million and $28.4 million as of December 31, 2019 and 2018, respectively.

Net cash flows used in operating activities were approximately $4.7 million during 2019, a decrease of approximately $2.0 million from $6.6 million used in operating activities in 2018. The decrease in cash used was primarily due to a decrease in net loss by $8.3 million partially offset a decrease in non-cash charges of $6.1 million and increase in cash outflows due to change in operating assets and liabilities of $0.2 million which includes $4.5 million towards payment of a bond for securing the preliminary injunction in our litigation to stop the infringement of our patents and decrease in inventories by $3.6 million.

Net cash used in investing activities was $5.1 million during 2019 compared to net cash provided by investing activities of $3.2 million during 2018, a decrease in cash used of $8.3 million. The increase in cash used in investing activities was primarily due to a decrease in net cash inflows from marketable securities of approximately $8.0 million.

Capitalization of patent defense costs. We capitalize external legal costs incurred in the defense of our patents when we believe that a significant, discernible increase in value will result from the defense and a successful outcome of the legal action is probable. When we capitalize patent defense costs we amortize the costs over the remaining estimated useful life of the patent, which is 15 to 17 years. During 2019 we spent $5.1 million of legal costs related to the defense of our patents and capitalized the entire amount.

Net cash provided by financing activities was $2.7 million during 2019 compared to net cash provided by financing activities of $9.2 million during 2018, a decrease in cash provided of $6.5 million. The decrease was primarily to decrease in capital raised by $7.2 million partially offset by the absence of payments for dividends and stock repurchases of $0.7 million.

We are currently pursuing all available legal remedies to defend our strategic patents from infringement. We have already incurred approximately $13.6 million in costs from 2016 through December 31, 2019 towards this litigation and may be required to incur more to continue to enforce our patents. We have been actively engaged in preserving cash by suspending our dividend program, allowing the share repurchase program to expire and implementing company-wide cost reduction measures.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During 2018, we raised additional proceeds of $9.9 million (net of issuance costs) from the Rights Offering. During December 2019 we raised approximately $2.7 million (net of issuance costs) from the issue of senior convertible notes. We also believe additional cash will be generated as we consume our inventory and bring it down to historical levels. We also believe that the measures taken by us to defend our patents and enforce our intellectual property rights will yield higher revenues in the future. We believe all of these and effective management of working capital will provide the liquidity needed to meet our short-term and long-term operating requirements and finance our growth plans. We also believe that our strong portfolio of intellectual property and our solid brand equity in the market will enable us to raise additional capital if and when needed to meet our short and long-term financing needs. In addition to capital expenditures, we may use cash in the near future for selective infusions of technology, sales and marketing, infrastructure, and other investments to fuel our growth.

At December 31, 2019, we had inventory totaling $17.7 million, of which non-current inventory accounted for $6.3 million. This compares to total inventories of $22.2 million and non-current inventory of $9.0 million as of December 31, 2018.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2019 (in millions):
	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 years
Senior Convertible Notes	$3.0	$—	$1.1	$1.9	$—
Operating lease obligations	3.0	0.7	1.3	1.0	—
Purchase obligations	0.8	0.8	—	—	—
Total	$6.8	$1.5	$2.4	$2.9	$—

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

Revenue and Associated Allowances for Revenue Adjustments and Doubtful Accounts

The Company recognizes revenue when it satisfies a performance obligation. The Company recognizes revenue from sales agreements upon transferring control of a product to the customer. This typically occurs when products are shipped or delivered, depending on the delivery terms, or when products that are consigned at customer locations are sold to dealers or end users. Revenue recognized during the twelve months ended December 31, 2019 for equipment sales was $24,513, and for software, licenses, etc. was $529. Sales returns and allowances are estimated based on historical experience. Provisions for discounts and rebates to customers, estimated returns and allowances, ship and credit claims and other adjustments are provided for in the same period the related revenues are recognized, and are netted against revenues. For returns, the Company recognizes a related asset for the right to recover returned products with a corresponding reduction to cost of goods sold. The Company reviews warranty and related claims activity and records provisions, as necessary.

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

The details of deferred revenue and associated cost of goods sold and gross profit are as follows:

	As of December 31,
	2019	2018
Deferred revenue	$173	$283
Deferred cost of goods sold	-	-
Deferred gross profit	$173	$283

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

To the extent we establish a valuation allowance in a period, we must include and expense the allowance within the tax provision in the consolidated statement of operations. In accordance with ASC Topic 740, “Accounting for Income Taxes”, we analyzed our valuation allowance at December 31, 2018 and determined that based upon available evidence it is more likely than not that certain of our net deferred tax assets will not be realized and, accordingly, we have recorded a full valuation allowance against these deferred tax assets in the amount of $13.8 million. Please refer to Note 13 - Income Taxes in the Notes to Consolidated Financial Statements for additional information.

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

Not Applicable

ITEM8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data required by this are included herein as a separate section of this Form 10-K, beginning on page F-1, and are incorporated in this Item 8 by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Senior Vice President of Finance, as appropriate, to allow for timely decisions regarding required disclosure. As required by Rule 13a-15 under the Exchange Act, we have completed an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Senior Vice President of Finance, of the effectiveness and the design and operation of our disclosure controls and procedures as of December 31, 2019. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based upon this evaluation, our Chief Executive Officer and Senior Vice President of Finance concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2019.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the framework set forth in Internal Control - Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using that criteria, management concluded that the design and operation of our internal control over financial reporting were effective as of December 31, 2019.

Changes in Internal Control Over Financial Reporting

As part of our remediation efforts to address the material weaknesses in internal control over financial reporting that existed as of December 31, 2018, throughout 2019 we implemented a remediation plan to hire, train, and retain individuals with appropriate skills and experience, assign responsibilities and hold individuals accountable for their roles related to internal control over financial reporting to improve the accounting and financial reporting process as of December 31, 2019.

ITEM 9B. OTHER INFORMATION

None.

PART III

 ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our directors and executive officers as of April 29, 2019.

Name	Age	Position	Director or Officer Since
Zeynep “Zee” Hakimoglu	65	Chairman, Chief Executive Officer, and President(4)	See Note 4
Larry R. Hendricks	76	Director(1)(2)(3)	2003
Eric L. Robinson	53	Director(1)(2)(3)	2015
Bruce Whaley	68	Director(1)(2)(3)	2019
Narsi Narayanan	49	Senior Vice President of Finance and Corporate Secretary	2009

(1)	Member of the Audit and Compliance Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating Committee
(4)	Officer since July 2004; Director since April 2006; Chairman of the Board since July 2007.

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

Eric. L Robinson has served as a director of our company since July 2015. Mr. Robinson spent fourteen years in private practice as a corporate attorney, including eleven years as a partner in the Salt Lake City, Utah law firm of Blackburn & Stoll, LC. Mr. Robinson's law practice focused on securities, corporate and other business transactions. Since 2009, Mr. Robinson has been principally employed by MicroPower Global Limited, a company in the semiconductor business. At MicroPower, Mr. Robinson has acted as General Counsel, Chief Financial Officer and a director. Mr. Robinson also maintains a small law practice and serves as counsel to a number of companies in the fields of genetics, regenerative medicine, transportation and commercial construction. He also served as General Counsel, Chief Financial Officer and a director to a genetic research company from 2008 until 2015. Mr. Robinson previously acted as General Counsel and Chief Financial Officer to a commercial construction company from 2007 until 2008 which had revenues in excess of $100 million during his tenure. Mr. Robinson previously served as chief financial officer, in-house counsel, secretary and treasurer of ActiveCare, Inc. from July 2016 until his voluntary resignation in June 2017, and subsequent to Mr. Robinson’s departure, ActiveCare filed a voluntary bankruptcy petition under Chapter 11 of the U.S. Bankruptcy Code on July 15, 2018. His legal practice includes working with companies in connection with public and private offerings of securities, corporate partnering, mergers and acquisitions, licensing technology transfer, contracts and construction. He graduated from the University of Utah with honors with a B.S. degree in accounting and he subsequently passed the CPA exam (unlicensed). He graduated from Vanderbilt University with a J.D. where he graduated Order of the Coif and acted as a Managing Editor of the Law Review. Mr. Robinson has previously served as corporate and securities legal counsel to the Company and the Company's largest shareholder, E. Dallin Bagley.

Bruce Whaley was appointed a director of our company effective April 16, 2019. Mr. Whaley has extensive experience as a stockbroker for nearly five decades. Mr. Whaley is currently a broker trading at Wilson & Davis, a regional brokerage firm based in Salt Lake City, Utah. He has been with Wilson & Davis since 1988. Mr. Whaley also holds a real estate license and works as a real estate agent for Coldwell Banker. Mr. Whaley attended University of Utah between 1968 and 1971 and studied many subjects including business administration, accounting and finance. He did not graduate with a degree.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act, of 1934 as amended, requires our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership on Form 3 and reports of changes of ownership of our equity securities on Forms 4 and 5. Officers, directors, and greater than 10% shareholders are required to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of the reports and amendments to reports furnished to us for the year ended December 31, 2019, we believe that each person who, at any time during such fiscal year was a director, officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such period.

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

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table sets forth the compensation paid or earned by each named executive officer for the years ended December 31, 2019 and 2018.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Salary	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Zeynep Hakimoglu - Chief Executive Officer and President
Year ended December 31, 2019	$355,000	$—	$—	$—	$355,000
Year ended December 31, 2018	$355,000	$—	$—	$—	$355,000
Narsi Narayanan - Senior Vice President of Finance
Year ended December 31, 2019	$196,500	$—	$—	$—	$196,500
Year ended December 31, 2018	$196,500	$—	$—	$—	$196,500

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information on the holdings of stock options by the named executive officers as of December 31, 2019.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable(1)	Option Exercise Price ($)	Option Grant Date	Option Expiration Date
Zeynep Hakimoglu	10,000	—	3.004	05-26-2010	05-26-2020
	10,000	—	5.480	08-05-2011	08-05-2021
	25,000	—	3.920	05-11-2012	05-11-2022
	25,000	—	8.220	08-22-2013	08-22-2023
	40,000	—	8.340	09-12-2014	09-12-2024
	50,000	—	11.960	03-11-2016	03-11-2026
	10,000	—	11.000	12-14-2016	12-14-2026
	33,333	6,667	9.900	06-01-2017	06-01-2027
Narsi Narayanan	10,000	—	3.004	05-26-2010	05-26-2020
	10,000	—	5.480	08-05-2011	08-05-2021
	20,000	—	3.920	05-11-2012	05-11-2022
	15,000	—	8.220	08-22-2013	08-22-2023
	20,000	—	8.340	09-12-2014	09-12-2024
	25,000	—	11.960	03-11-2016	03-11-2026
	2,500	—	11.000	12-14-2016	12-14-2026
	16,666	3,334	9.900	06-01-2017	06-01-2027

(1)

One-third of the shares underlying each stock option vest on the first anniversary of the grant date and the remaining shares vest equally over a period of 24 months following the first anniversary of the grant date.

GRANTS OF PLAN-BASED AWARDS

There were no grants of plan-based awards to named executive officers in 2019.

OPTION EXERCISES AND STOCK VESTED

There were no exercises of stock options by named executive officers during  2019. There were no equity awards that vested for the named executive officers during 2019.

DIRECTOR COMPENSATION

The following table summarizes the compensation paid by us to non-employee directors for the year ended December 31, 2019. Ms. Hakimoglu did not receive additional compensation for her service as a director.

Name	Fees Earned or Paid in Cash(1)	Option Awards	Other Compensation	Total
Larry R. Hendricks	37,800	—	—	37,800
Eric L. Robinson	37,200	—	—	37,200
Bruce Whaley	25,100	—	—	25,100

Historically, the Company's non-employee directors have received an annual grant of stock options to purchase 10,000 shares of the Company's common stock, of which one-third of the shares vest on the first anniversary of the grant date, and the remaining vest in equal monthly increments over the subsequent 24-month period. However, the Board decided to terminate the annual stock option award to non-employee directors in 2018, and consequently, no such grants were made in 2019. All directors are reimbursed by the Company for their out-of-pocket travel and related expenses, if any, incurred in attending all Board of Directors and committee meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding ownership of our common stock as of March 25, 2020, except as otherwise stated, by (i) each director and nominee for director, (ii) the named executive officers, (iii) all of our named executive officers and directors as a group, and (iv) each person known to us to be the beneficial owner of more than 5% of our outstanding common stock.

	Shares Beneficially Owned
	Currently Owned (2)	Currently Owned Percent (2)	Shares that could be acquired within 60 days (2)	Total (2)	Percent (2)
Name of Beneficial Owner(1)	(A)	(B)	(C)	(D)	(E)
Directors and Executive Officers:
Zeynep Hakimoglu	823,227	4.94%	208,888	1,032,115	5.47%
Larry R. Hendricks	5,548	0.03%	64,722	70,270	0.37%
Eric L. Robinson	65	—%	27,221	27,286	0.14%
Bruce Whaley	3,000	0.02%	—	3,000	0.02%
Narsi Narayanan	9,928	0.06%	121,944	131,872	0.85%
Total (Directors and Officers)	841,768	5.06%	422,775	1,264,543	6.70%
5% Shareholders:
Edward D. Bagley (3)	7,425,320	44.59%	1,790,764	9,216,084	48.85%
E. Bryan Bagley (4)	1,581,412	9.50%	—	1,581,412	8.38%

(1)

Except as otherwise indicated, each person named in the table has sole voting and investment power, subject to applicable community property law. Except as otherwise indicated, each person may be reached at our corporate offices c/o ClearOne, Inc., 5225 Wiley Post Way, Suite 500, Salt Lake City, Utah 84116.

(2)

The percentages shown in Column (B) are calculated based on 16,650,725 shares of common stock outstanding on March 25, 2020. The numbers shown in Column (D) and percentages shown in Column (E) include the shares of common stock actually owned as of March 25, 2020 and the shares of common stock that the identified person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares of common stock that each identified person or group had the right to acquire within 60 days of March 25, 2020 upon the exercise of the stock options shown in Column (C) are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by the persons or groups listed above.

(3)

Mr. Edward D. Bagley may be deemed to own an additional 2,252,634 shares of common stock that are deemed to be owned by his wife, Carolyn Bagley, as a result of her acting as one of four co-trustees of a trust. Mr. Bagley may be deemed to own an additional 355,257 shares of common stock that Carolyn Bagley owns individually. Mr. Bagley, however, disclaims beneficial ownership of these shares that may be indirectly beneficially owned by Mr. Bagley and they are excluded from the amounts reported in the table above. Mr. Edward D. Bagley has sole voting and dispositive power over 7,425,320 shares (including the shares that may be acquired pursuant to the exercise of stock options) and shared voting and dispositive power over the 355,257 shares held by Mr. Edward D. Bagley’s spouse. This information is based upon the Schedule 13D/A and Form 4, as filed by Mr. Bagley with the SEC in December 2018 and the issuance of the Notes and Warrants to Mr. Bagley on December 17, 2019. E. Bryan Bagley, who resigned as Director effective November 6, 2012, is the son of Edward D. Bagley, and each of them has previously disclaimed beneficial ownership of common stock beneficially owned by the other. The share amounts indicated for Mr. Edward D. Bagley do not include any shares held by E. Bryan Bagley.

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

 Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2019, relating to equity compensation plans of the Company (including individual compensation arrangements) pursuant to which equity securities of the Company are authorized for issuance.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options and rights	(b) Weighted‑Average Exercise Price of Outstanding Options and Rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity Compensation Plans Approved by Stockholders	544,647	$9.01	1,373,713
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	544,647	$9.01	1,373,713

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We recognize that transactions between us and any of our directors, executives or other related persons can present potential or actual conflicts of interest and create the appearance that our decisions are based on considerations other than the best interests of our company and shareholders. Therefore, as a general matter and in accordance with our Code of Ethics, it is our preference to avoid such transactions. Nevertheless, we recognize that there are situations where such transactions may be in, or may not be inconsistent with, the best interests of our company. Under the terms of its charter, our Audit and Compliance Committee reviews and, if appropriate, approves or ratifies any such transactions. Pursuant to the charter, the Committee will review any transaction in which we are or will be a participant and the amount involved exceeds $120,000, and in which any of our directors or executives had, has or will have a direct or indirect material interest. After its review, the Committee will only approve or ratify those transactions that are in, or are not inconsistent with, the best interests of our company and our shareholders, as the Committee determines in good faith. The Company’s Board of Directors adopted the Company's Related Party Transactions Policy on January 18, 2017. This policy is available on our website at http://investors.clearone.com/corporate-governance.

Related Party Transactions: Consulting Agreement with Edward D. Bagley

On June 3, 2015, the Company entered into a Consulting Agreement with Edward D. Bagley, former Chairman of the Board and greater than 10% shareholder (“Consulting Agreement”) which became effective on July 29, 2015 for an initial term of three years which was renewed in 2018 for an additional term of three years through 2021. Pursuant to the terms of the Consulting Agreement Mr. Bagley is paid a fee of $5,000 per month and is eligible to participate in our equity incentive programs and will be granted stock options commensurate with grants of stock options made to our directors.  During 2019, he was paid $60,000 as consulting fees but was not awarded any stock options.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

amounts:

	2019	2018
Audit fees(1)	$242,520	$320,719
Audit-related fees	3,400	9,894
Tax fees(2)	45,700	40,795
All other fees	—	—
Total	$291,620	$371,408

(1)	Represents fees billed for professional services rendered for the audit and reviews of our financial statements filed with the SEC on Forms 10-K and 10-Q.

(2)	Represents fees billed for tax filing, preparation, and tax advisory services.

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

3.	Exhibits: The exhibits listed under the Index of exhibits in the next page are filed or incorporated by reference as part of this Form 10-K.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	Exhibit Incorporated Herein by Reference	Filing Date
3.1	Certificate of Incorporation of ClearOne, Inc.	8-K	3.1	10/29/18
3.2	Bylaws	8-K	3.2	10/29/18
4.1†	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1	1997 Employee Stock Purchase Plan	S-8	4.9	10/06/06
10.2	1998 Stock Option Plan	S-8	4.8	10/06/06
10.3	2007 Equity Incentive Plan	S-8	4.7	01/22/08
10.4	ClearOne, Inc. Equity Incentive Plan	S-8	4.8	01/26/16
10.5	Amendment No. 1 to the ClearOne, Inc. Equity Incentive Plan	S-8	4.11	06/30/15
10.6	ClearOne, Inc. Employee Stock Purchase Plan	S-8	4.3	06/30/15
10.7	Office Lease between Edgewater Corporate Park, LLC and ClearOne Communications, Inc. dated June 5, 2006	10-K	10.19	09/14/06
10.8	Stock Purchase Agreement Between ClearOne, Inc. and Doran M. Oster Dated March 4, 2014 for the Sabine Acquisition.	10-K	10.7	03/20/14
10.9	Manufacturing Services Agreement between Flextronics Industrial, Ltd. and ClearOne Communications, Inc. dated November 3, 2008	10-K	10.21	10/13/09
10.10	Framework Agreement between ClearOne, Inc. and Dialcom Networks S.L., dated December 20, 2013	8-K	10.1	04/07/14
10.11	Amendment to Framework Agreement between ClearOne, Inc. and Dialcom Networks S.L., dated March 31, 2014	8-K	10.2	04/07/14
10.12	Purchase Agreement between ClearOne, Inc. and Dialcom Networks S.L., dated March 31, 2014	10-Q	10.3	05/14/14
10.13	Form of Offer to Repurchase Eligible Options for Cash	10-Q	10.1	05/10/16
14.1	Code of Ethics, approved by the Board of Directors on August 23, 2006	10-K	14.1	09/14/06
21.1†	Subsidiaries of the registrant
23.1†	Consent of Tanner LLC, Independent Registered Public Accounting Firm
31.1†	Section 302 Certification of Chief Executive Officer
31.2†	Section 302 Certification of Chief Financial Officer
32.1†	Section 906 Certification of Chief Executive Officer
32.2†	Section 906 Certification of Chief Financial Officer
101.INS‡	XBRL Instance Document
101.SCH‡	XBRL Taxonomy Extension Schema
101.CAL‡	XBRL Taxonomy Extension Calculation Linkbase
101.DEF‡	XBRL Taxonomy Extension Definitions Linkbase
101.LAB‡	XBRL Taxonomy Extension Label Linkbase
101.PRE‡	XBRL Taxonomy Extension Presentation Linkbase

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
March 30, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Zeynep Hakimoglu	/s/ Narsi Narayanan
Zeynep Hakimoglu	Narsi Narayanan
President, Chief Executive Officer and Chairman of the Board	Senior Vice President of Finance
(principal executive officer)	(principal accounting and principal financial officer)
March 30, 2020	March 30, 2020

/s/ Eric L. Robinson	/s/ Larry R. Hendricks
Eric L. Robinson	Larry R. Hendricks
Director	Director
March 30, 2020	March 30, 2020

/s/ Bruce Whaley
Bruce Whaley
Director
March 30, 2020

CLEARONE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
ClearOne, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of ClearOne, Inc. and subsidiaries (collectively, ClearOne) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes to the consolidated financial statements (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements referred to above present fairly, in all material aspects, the financial position of ClearOne as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

We were not engaged to examine management's assertion about the effectiveness of ClearOne’s internal control over financial reporting as of December 31, 2019 included in the accompanying management’s annual report on internal control over financial reporting and, accordingly, we do not express an opinion thereon.

We have served as the Company’s auditor since October 14, 2015.

/s/ TANNER LLC

Salt Lake City, Utah
March 30, 2020

| F-1 |

CLEARONE, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$4,064	$11,211
Marketable securities	3,026	951
Receivables, net of allowance for doubtful accounts of $424 and $631, respectively	5,468	6,782
Inventories	11,441	13,228
Prepaid expenses and other assets	1,184	2,193
Total current assets	25,183	34,365
Long-term marketable securities	1,517	3,764
Long-term inventories, net	6,284	8,953
Property and equipment, net	1,044	1,388
Operating lease – right of use assets, net	2,459	—
Intangible assets, net	14,009	10,249
Other assets	4,614	196
Total assets	$55,110	$58,915
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,871	$3,729
Accrued liabilities	3,205	1,996
Deferred product revenue	173	283
Total current liabilities	6,249	6,008
Senior convertible notes	2,222	—
Deferred rent	—	135
Operating lease liability	2,021	—
Other long-term liabilities	140	571
Total liabilities	10,632	6,714
Shareholders’ equity:
Common stock, par value $0.001, 50,000,000 shares authorized, 16,650,725 and 16,630,597 shares issued and outstanding, respectively	17	17
Additional paid-in capital	58,520	57,840
Accumulated other comprehensive loss	(176)	(181)
Accumulated deficit	(13,883)	(5,475)
Total shareholders’ equity	44,478	52,201
Total liabilities and shareholders’ equity	$55,110	$58,915

See accompanying notes

| F-2 |

CLEARONE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Dollars in thousands, except per share amounts)

	Year ended December 31,
	2019	2018
Revenue	$25,042	$28,156
Cost of goods sold	13,849	14,785
Gross profit	11,193	13,371

Operating expenses:
Sales and marketing	7,935	9,908
Research and product development	5,775	7,840
General and administrative	6,045	5,950
Total operating expenses	19,755	23,698

Operating loss	(8,562)	(10,327)
Other income, net	210	80
Loss before income taxes	(8,352)	(10,247)
Provision for income taxes	56	6,440
Net loss	$(8,408)	$(16,687)

Basic loss per common share	$(0.51)	$(1.87)
Diluted loss per common share	$(0.51)	$(1.87)

Basic weighted average shares outstanding	16,638,580	8,942,629
Diluted weighted average shares outstanding	16,638,580	8,942,629

Comprehensive loss:
Net loss	$(8,408)	$(16,687)
Other comprehensive income/loss:
Unrealized gain (loss) on available-for-sale securities, net of tax	68	(38)
Change in foreign currency translation adjustment	(63)	(78)
Comprehensive loss	$(8,403)	$(16,803)

See accompanying notes

| F-3 |

CLEARONE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands)

	Year ended December 31, 2019	Year ended December 31, 2018
Common stock and paid-in capital
Balance, beginning of period	$57,857	$47,472
Issuance of common stock	—	9,883
Issuance of warrants and senior convertible notes	440	—
Share-based compensation expense	217	463
Proceeds from employee stock purchase plan	23	39
Balance, end of period	$58,537	$57,857

Accumulated other comprehensive loss
Balance, beginning of period	$(181)	$(65)
Unrealized gain (loss) on available-for-sale securities, net of tax	68	(38)
Foreign currency translation adjustment	(63)	(78)
Balance, end of period	$(176)	$(181)

Retained earnings (accumulated deficit)
Balance, beginning of period	$(5,475)	$9,160
Stock repurchased	—	(147)
Cash dividends, $0.07 per share	—	(583)
Impact on retained earnings for change in revenue recognition policy	—	2,782
Net loss	(8,408)	(16,687)
Balance, end of period	$(13,883)	$(5,475)

Total shareholders' equity	$44,478	$52,201

See accompanying notes

| F-4 |

CLEARONE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(8,408)	$(16,687)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,914	1,590
Amortization of right of use of assets	561	—
Amortization of deferred rent	—	12
Stock-based compensation expense	217	463
Provision for doubtful accounts, net	(207)	159
Write-down of inventory to net realizable value	891	787
Loss on disposal of assets	34	1
Deferred income taxes	—	6,531
Changes in operating assets and liabilities:
Receivables	1,511	835
Inventories	3,565	155
Prepaid expenses and other assets	(4,148)	43
Accounts payable	(858)	(392)
Accrued liabilities	627	184
Income taxes payable	368	(258)
Deferred product revenue	(110)	(8)
Operating lease liabilities	(557)	—
Other long-term liabilities	(56)	(36)
Net cash used in operating activities	(4,656)	(6,621)

Cash flows from investing activities:
Capitalized patent defense costs	(5,086)	(4,698)
Purchase of property and equipment	(205)	(336)
Purchase of intangible assets	(76)	(101)
Proceeds from maturities and sales of marketable securities	9,243	10,516
Purchase of marketable securities	(9,003)	(2,230)
Net cash provided by (used in) investing activities	(5,127)	3,151

Cash flows from financing activities:
Issuance of common stock	—	9,883
Net proceeds from issuance of senior convertible notes	2,654	—
Net proceeds from equity-based compensation programs	23	39
Dividend payments	—	(583)
Payments for stock repurchases	—	(147)
Net cash provided by financing activities	2,677	9,192

Effect of exchange rate changes on cash and cash equivalents	(41)	(82)
Net increase (decrease) in cash and cash equivalents	(7,147)	5,640
Cash and cash equivalents at the beginning of the year	11,211	5,571
Cash and cash equivalents at the end of the year	$4,064	$11,211

| F-5 |

CLEARONE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2019	2018
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1	$11

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

Basis of Presentation:

Fiscal Year – This report on Form 10-K includes consolidated balance sheets for the years ended December 31, 2019 and 2018 and the related consolidated statements of operations and comprehensive loss, shareholders' equity, and cash flows for each of the years 2019 and 2018.

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

A decline in the market value of any available-for-sale security below cost that is deemed other than temporary results in a charge to earnings and establishes a new cost basis for the security. Losses are charged against “Other income” when a decline in fair value is determined to be other than temporary. We review several factors to determine whether a loss is other than temporary. These factors include, but are not limited to: (i) the extent to which the fair value is less than cost and the cause for the fair value decline, (ii) the financial condition and near term prospects of the issuer, (iii) the length of time a security is in an unrealized loss position and (iv) our ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. There were no other-than-temporary impairments recognized during the years ended December 31, 2019 and 2018.

Accounts Receivable – Accounts receivable are recorded at the invoiced amount, net of expected returns and allowance for doubtful accounts. Generally, credit is granted to customers on a short-term basis without requiring collateral, and as such, these accounts receivable, do not bear interest, although a finance charge may be applied to such receivables that are past due. The Company extends credit to customers who it believes have the financial strength to pay. The Company has in place credit policies and procedures, an approval process for sales returns and credit memos, and processes for managing and monitoring channel inventory levels.

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

The Company’s allowance for doubtful accounts activity for the years ended December 31, 2019 and 2018 is as follows:

	Year Ended December 31,
	2019	2018
Balance at beginning of the year	$631	$472
Allowance increase	92	159
Write offs, net of recoveries	(299)	—
Balance at end of the year	$424	$631

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

The inventory also includes advance replacement units (valued at cost) provided by the Company to end-users to service defective products under warranty. The value of advance replacement units included in the inventory was $102 and $184, as of December 31, 2019 and 2018, respectively.

The inventory consists of current inventory of $11,441 and long-term inventory of $6,284. Long term inventory represents inventory held in excess of our current (next 12 months) requirements based on our recent sales and forecasted level of sales.

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

Change in accounting policy related to leases: We determine if an arrangement is a lease at inception. Operating leases are included in operating lease - right of use (“ROU”) assets, accrued liabilities, and operating lease liability in our consolidated balance sheets. As of adoption of ASC 842 and as of December 31, 2019 and December 31, 2018, the Company was not party to finance lease arrangements. ROU assets represent our right to use an underlying asset for the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and operating lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. Under the available practical expedient, we account for the lease and non-lease components as a single lease component.

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

Change in Accounting Policy: On January 1, 2018, the Company adopted the New Revenue Standard using the modified retrospective method, applying the guidance to all open contracts and recognized an adjustment to increase retained earnings by $2,782 reduce deferred product revenue by $4,337 and reduce distributor channel inventories by $1,555 as of that date. The comparative financial information has not been restated and continues to be presented under the accounting standards in effect for the respective periods. The Company applied the practical expedient and has not disclosed the revenue allocated to future shipments of partially completed contracts.

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

| F-10 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

The Company recognizes revenue when it satisfies a performance obligation. The Company recognizes revenue from sales agreements upon transferring control of a product to the customer. This typically occurs when products are shipped or delivered, depending on the delivery terms, or when products that are consigned at customer locations are sold to dealers or end users. Revenue recognized during the twelve months ended December 31, 2019 for equipment sales was $24,513, and for software, licenses, etc. was $529. Sales returns and allowances are estimated based on historical experience. Provisions for discounts and rebates to customers, estimated returns and allowances, ship and credit claims and other adjustments are provided for in the same period the related revenues are recognized, and are netted against revenues. For returns, the Company recognizes a related asset for the right to recover returned products with a corresponding reduction to cost of goods sold. The Company reviews warranty and related claims activity and records provisions, as necessary.

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

The details of deferred revenue and associated cost of goods sold and gross profit are as follows:

	As of December 31,
	2019	2018
Deferred revenue	$173	$283
Deferred cost of goods sold	—	—
Deferred gross profit	$173	$283

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

The following table disaggregates the Company’s revenue into primary product groups:

	Year Ended December 31
	2019	2018
Audio Conferencing	$11,609	$13,946
Microphones	8,818	9,012
Video products	4,615	5,198
	$25,042	$28,156

| F-11 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

The following table disaggregates the Company’s revenue into major regions:

	Year Ended December 31,
	2019	2018
North and South America	$14,040	$16,534
Asia (including Middle East) and Australia	7,773	7,924
Europe and Africa	3,229	3,698
	$25,042	$28,156

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

The details of changes in the Company’s warranty accrual are as follows:

	Year Ended December 31,
	2019	2018
Balance at the beginning of year	$194	$245
Accruals/additions	121	288
Usage/claims	(121)	(339)
Balance at end of year	$194	$194

Advertising – The Company expenses advertising costs as incurred. Advertising costs consist of trade shows, magazine advertisements, and other forms of media. Advertising expenses for the years ended December 31, 2019 and 2018 totaled $902 and $1,037, respectively, and are included in sales and marketing on the consolidated statements of operations and comprehensive loss.

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

As of December 31, 2019 the Company had no net deferred tax assets due to valuation allowances recorded to account for the consecutive quarters with losses before taxes.

Recent changes: The Company follows the provisions contained in ASC Topic 740, Income Taxes. The Company recognizes the tax benefit from an uncertain tax position only if it is at least more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

Earnings Per Share – The following table sets forth the computation of basic and diluted loss per common share:

	Year Ended December 31,
	2019	2018
Numerator:
Net loss	$(8,408)	$(16,687)
Denominator:
Basic weighted average shares	16,638,580	8,942,629
Dilutive common stock equivalents using treasury stock method	—	—
Diluted weighted average shares	16,638,580	8,942,629

Basic loss per common share:	$(0.51)	$(1.87)
Diluted loss per common share:	$(0.51)	$(1.87)

Weighted average options outstanding	566,200	713,331
Anti-dilutive options not included in the computation	566,200	713,331

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

Liquidity:

As of December 31, 2019, our cash and cash equivalents were approximately $4,064 compared to $11,211 as of December 31, 2018. Our working capital was $18,934 as of December 31, 2019 compared to $28,357 as of December 31, 2018. Net cash used in operating activities was $4,656 for the twelve months ended December 31, 2019, a decrease of cash used of $1,965 from $6,621 of cash used in operating activities in the twelve months ended December 31, 2018.

We are currently pursuing all available legal remedies to defend our strategic patents from infringement. We have already spent approximately $13,591 from 2016 through 2019 towards this litigation and may be required to spend more to continue our legal defense. We believe the recent decision by the U.S. District Court in August granting our request for a preliminary injunction to prevent our competitor from manufacturing, marketing, and selling its competing ceiling microphone array in an infringing configuration is an incredibly valuable ruling for ClearOne and its business. We believe that the decision validates the strength and importance of ClearOne’s intellectual property rights, recognizes ClearOne’s innovations in this space, and stops our competitor from further infringing our Graham patent (U.S. Patent No. 9,813,806) pending a full trial. We believe this ruling will help pave way for ClearOne’s recovery from the immense harm inflicted by our competitor's infringement of our valuable patents.

We have been actively engaged in preserving cash by suspending our dividend program, allowing our share repurchase program to expire and implementing company-wide cost reduction measures. We have also raised additional capital in 2018 by issuing common stock and in 2019 by issuing senior convertible notes. In addition, we expect to generate additional cash as our inventory levels are brought down to historical levels. We also believe that the measures taken by us will yield higher revenues in the future. We believe all of these and effective management of working capital will provide the liquidity needed to meet our operating needs through at least March 31, 2021. We also believe that our strong portfolio of intellectual property and our solid brand equity in the market will enable us to raise additional capital if and when needed to meet our short and long-term financing needs; however, there can be no assurance that, if needed, we will be successful in obtaining the necessary funds through equity or debt financing. If we need additional capital and are unable to secure financing, we may be required to further reduce expenses, delay product development and enhancement, or revise our strategy regarding ongoing litigation.

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

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at December 31, 2019 and 2018 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
December 31, 2019
Available-for-sale securities:
Corporate bonds and notes	$1,814	21	(3)	1,832
Municipal bonds	2,707	5	(1)	2,711
Total available-for-sale securities	$4,521	26	(4)	4,543

December 31, 2018
Available-for-sale securities:
Corporate bonds and notes	$2,911	$1	$(31)	$2,881
Municipal bonds	1,849	—	(15)	1,834
Total available-for-sale securities	$4,760	$1	$(46)	$4,715

Maturities of marketable securities classified as available-for-sale securities were as follows at December 31, 2019:

	Amortized	Estimated
	cost	fair value

Due within one year	$3,021	3,026
Due after one year through five years	1,500	1,517
Total available-for-sale securities	$4,521	4,543

Debt securities in an unrealized loss position as of December 31, 2019 were not deemed impaired at acquisition and subsequent declines in fair value are not deemed attributed to declines in credit quality. Management believes that it is more likely than not that the securities will receive a full recovery of par value. The available-for-sale marketable securities in a gross unrealized loss position as of December 31, 2019 are summarized as follows:

	Less than 12 months		More than 12 months		Total
	Estimated fair value	Gross unrealized holding losses	Estimated fair value	Gross unrealized holding losses	Estimated fair value	Gross unrealized holding losses
As of December 31, 2019
Corporate bonds and notes	$194	$3	$—	$—	$194	$3
Municipal bonds	2,003	1	—	—	2,003	1
	$2,197	$4	$-	$-	$2,197	$4

| F-15 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

3. Intangible Assets

Intangible assets as of December 31, 2019, and 2018 consisted of the following:

	Estimated useful lives			As of December 31,
	(in years)			2019	2018
Tradename	5	to	7	$555	$555
Patents and technological know-how		10		18,494	13,377
Proprietary software	3	to	15	2,981	2,981
Other	3	to	5	323	323
Total intangible assets, gross				22,353	17,236
Accumulated amortization				(8,344)	(6,987)
Total intangible assets, net				$14,009	$10,249

Intangible assets include capitalized legal expenses, net of amortization of $11,040 million related to our defense of patents from infringement by our competitors. Legal expenses have been capitalized upon satisfaction of two conditions: (a) a determination being made that a successful defense of this litigation is probable, and (b) that the monetary benefits arising out of such successful defense will be in excess of the costs for the defense. Please refer to Note 8 - Commitments and Contingencies for additional information.

During the years ended December 31, 2019 and 2018, amortization of these intangible assets were $1,402 and $1,093 respectively.

The estimated future amortization expense of intangible assets is as follows:

Years ending December 31,
2020	$1,398
2021	1,396
2022	1,396
2023	1,389
2024	1,125
Thereafter	7,305
Total	$14,009

| F-16 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

4. Inventories

Inventories, net of reserves, consisted of the following:

	As of December 31,
	2019	2018
Current:
Raw materials	$847	$1,795
Finished goods	10,594	11,433
Total	$11,441	$13,228
Long-term:
Raw materials	$1,915	$2,165
Finished goods	4,369	6,788
Total	$6,284	$8,953

Long-term inventory represents inventory held in excess of our current (next 12 months) requirements based on our recent sales and forecasted level of sales. We have developed programs to reduce the inventory to normal operating levels in the near future. We expect to sell the above inventory, net of reserves, at or above the stated cost and believe that no loss will be incurred on its sale.

The losses incurred on valuation of inventory at the lower of cost or market value and write-off of obsolete inventory amounted to $891 and $787 during the years ended December 31, 2019 and 2018, respectively.

5. Property and Equipment

Major classifications of property and equipment and estimated useful lives were as follows:

	Estimated useful lives			As of December 31,
	in years			2019	2018
Office furniture and equipment	3	to	10	$4,979	$5,041
Leasehold improvements	2	to	10	1,609	1,570
Vehicles	5	to	10	206	206
Manufacturing and test equipment	2	to	10	2,779	2,633
				9,573	9,450
Accumulated depreciation and amortization				(8,529)	(8,062)
Property and equipment, net				$1,044	$1,388

Depreciation expense on property and equipment for the years ended December 31, 2019 and 2018 was $512 and $497, respectively. During the twelve months ended December 31, 2019 we recorded a loss of $34 for the disposal of fixed assets consisting of software, manufacturing equipment and furniture.

| F-17 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

6. Leases

Rent expense is recognized on a straight-line basis over the period of the lease taking into account future rent escalation and holiday periods.

Rent expense for the years ended December 31, 2019 and 2018 was as follows:

	Year ended
	December 31,
	2019	2018
Rent expense	$804	$1,053

We occupied a 5,000 square-foot facility in Gainesville, Florida under the terms of an operating lease that was terminated in January 2020. The Gainesville facility was used primarily to support our research and development activities. During January 2020 we entered into an operating lease for a 1,350 square-foot facility in Gainesville, Florida expiring in February 2023.

We currently occupy a 21,443 square-foot facility in Salt Lake City, Utah under the terms of an operating lease expiring in March 2024, with an option to extend for additional five years. The facility supports our principal administrative, sales, marketing, customer support, and research and product development activities.

We occupy a 950 square-foot facility in Austin, Texas - under the terms of an operating lease expiring in October 2022. This facility supports our sales, marketing, customer support, and research and development activities.

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

Supplemental cash flow information related to leases was as follows:

Year ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$708
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$51

| F-18 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

Supplemental balance sheet information related to leases was as follows:

December 31, 2019
Operating lease right-of-use assets	$2,459

Current portion of operating lease liabilities, included in accrued liabilities	$577
Operating lease liabilities, net of current portion	2,021
Total operating lease liabilities	2,598

Weighted average remaining lease term for operating leases (in years)	4.43
Weighted average discount rate for operating leases	6.1%

The following represents maturities of operating lease liabilities as of December 31, 2019:

Years ending December 31,
2020	$720
2021	665
2022	612
2023	606
2024	306
Thereafter	69
Total lease payments	2,978
Less: Imputed interest	(380)
Total	$2,598

7. Accrued Liabilities

Accrued liabilities consist of the following:

	As of December 31,
	2019	2018
Accrued salaries and other compensation	$835	$882
Sales and marketing programs	378	537
Product warranty	194	194
Current portion of operating lease liabilities	577	—
Accrued legal fees and costs	772	36
Other accrued liabilities	449	347
Total	$3,205	$1,996

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

Outsource Manufacturers. We have manufacturing agreements with electronics manufacturing service (“EMS”) providers related to the outsourced manufacturing of our products. Certain manufacturing agreements establish annual volume commitments. We are also obligated to repurchase Company-forecasted but unused materials. The Company has non-cancellable, non-returnable, and long-lead time commitments with its EMS providers and certain suppliers for inventory components that will be used in production. The Company’s purchase commitments under such agreements is approximately $844 as of December 31, 2019.

Uncertain Tax Positions. As further discussed in Note 12, we had $233 of uncertain tax positions as of December 31, 2019. Due to the inherent uncertainty of the underlying tax positions, it is not possible to forecast the payment of this liability to any particular year.

Legal Proceedings.

Intellectual Property Litigation

The Company is involved in litigation against Shure Incorporated (“Shure”).

Shure initiated this litigation on April 24, 2017, by filing a complaint in the U.S. District Court for the Northern District of Illinois seeking a declaratory judgment of non-infringement and invalidity of the Company’s U.S. Patent No. 9,635,186 (“’186 Patent”) and Patent No. 9,264,553 (“’553 Patent”). The matter is Shure Inc. v. ClearOne, Inc., Case No. 17-cv-03078 (the “2017 N.D. Illinois Matter”).  In early 2018, Shure added a claim that the ’186 Patent is unenforceable. The Court dismissed Shure’s request for declaratory judgment relating to the ’553 Patent, which at the time in 2017, had not been threatened or asserted by the Company against Shure and had been submitted to the USPTO for reissue. The Company has filed counterclaims against Shure for willful infringement of the Company’s ’186 Patent and the Company’s U.S. Patent No. 9,813,806 (“’806 Patent”).

On July 14, 2017, Shure filed a petition with Patent Trial and Appeals Board (“PTAB”) for inter partes review against the ’553 Patent.  The matter is Shure Incorporated v. ClearOne, Inc., No. IPR2017-01785.  On January 29, 2018, the PTAB instituted inter partes review of the ’553 Patent.  On January 24, 2019, PTAB issued a final written decision confirming the patentability of all claims of the ‘553 Patent. Shure filed a request for a rehearing, which the PTAB denied on March 25, 2019. Shure appealed the PTAB’s decision to the U.S. Court of Appeals for the Federal Circuit, which issued a judgment affirming the PTAB’s decision on March 6, 2020.

On August 6, 2017, the Company filed a motion seeking a preliminary injunction to enjoin Shure from continuing to infringe on the Company’s ’186 Patent. On March 16, 2018, the Court denied the Company’s motion for preliminary injunction regarding the ’186 Patent. On February 6, 2019, the Company filed a motion for reconsideration in light of the PTAB’s January 24, 2019, decision confirming the patentability of the related ’553 Patent.  On August 25, 2019, the Court denied the Company’s motion for reconsideration.

On April 17, 2018, the Company filed a motion seeking a preliminary injunction to enjoin Shure from continuing to infringe on the Company’s ’806 Patent.  On August 6, 2019, the Court granted the Company’s motion for preliminary injunction regarding the ’806 Patent preventing Shure from manufacturing, marketing, and selling the Shure MXA910 Ceiling Array Microphone for use in its “drop-ceiling mounting configuration.”  The Court determined that such sales are likely to infringe the ’806 Patent and that Shure had not raised a substantial question of the ’806 Patent validity.  The Court’s order also prevents Shure from encouraging others to use the Shure MXA910 beamforming microphone array in the “drop-ceiling mounting configuration” and “applies to Shure’s officers, agents, servants, employees, and attorneys, as well as anyone who is in active concert or participation with those listed persons.” On August 20, 2019, the Company deposited $4,452 with the Court to satisfy a bond securing the preliminary injunction.

On February 15, 2019, the Company filed a petition for inter partes review of Shure’s U.S. Patent No. 9,565,493 (“’493 Patent”), arguing that all claims of the ’493 Patent should be cancelled in light of several prior art references, including the ’806 Patent.  The matter is ClearOne, Inc. v. Shure Acquisition Holdings, Inc., IPR2019-00683.  Shure opposed the petition, but the PTAB instituted inter partes review on August 16, 2019.  A final decision is expected by August 2020.

| F-20 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

On April 10, 2019, the Company filed a lawsuit against Shure in the United States District Court for the Northern District of Illinois alleging that Shure’s MXA910 and MXA310 infringes the ’553 Patent and that Shure has misappropriated ClearOne’s trade secrets.  The matter is ClearOne, Inc. v. Shure Inc., 19-cv-02421 (the “2019 N.D. Illinois Matter”), and has been coordinated with the initial matter filed in 2017 for trial purposes. On December 16, 2019, the Court granted the Company’s motion for leave to amend its complaint to add claims against Shure for intentional interference with prospective economic advantage and trade libel.  On January 13, 2020, Shure moved to dismiss the Company’s new claims. The Company opposed the motion, which is pending before the Court.

On July 18, 2019, Shure, Inc. filed a lawsuit against the Company in the U.S. Court for the District of Delaware alleging that ClearOne’s BMA CT product, launched in February of 2019, infringes Shure’s ’493 Patent and that ClearOne engaged in unfair competition, tortious interference, deceptive trade practices, and false advertising. Shure is seeking monetary damages and injunctive relief. ClearOne successfully moved to stay Shure’s infringement claim relating to the ’493 Patent until August 2020 when the PTAB is set to issue a Final Written Decision on its inter partes review of the ’493 Patent. On November 19, 2019, the Court granted Shure’s request for leave to amend its complaint to add a claim of infringement of Shure’s recently issued U.S. Patent No. D865723 (the “Design Patent”) and additional claims of trade libel.  ClearOne has moved to dismiss Shure’s claims or to transfer them to the Northern District of Illinois.  Those motions are pending.  The Company believes that the lawsuit is without merit and intends to vigorously defend itself.

On November 4, 2019, the Company filed a lawsuit against Shure in the U.S. District Court for the Northern District of Illinois seeking a declaratory judgment of non-infringement of Shure’s Design Patent. The matter is ClearOne, Inc. v. Shure Inc., Case No. 19-cv-07825 (N.D. Ill.), and is stayed pending a decision on the Company’s motion to dismiss Shure’s claims in the Delaware Action.

On February 21, 2020, the Company asked for a Court order that Shure has been manufacturing, marketing, and selling its redesigned MXA910, the MXA910W-A released in December 2019, in violation of a preliminary injunction issued on August 20, 2019.  Under the law, that court-ordered injunction applied to Shure’s MXA910 as well as “colorable imitations” thereof.  ClearOne’s filings assert that Shure has been willfully manufacturing, marketing, and selling its MXA910W-A in a way that “encourages or allows integrators to install it in a drop-ceiling mounting configuration.”  The Company argues that the measurements of the MXA910W-A allow it to be installed securely in the prohibited configuration in the majority of U.S. drop-ceiling grids, and Shure’s marketing materials encourage such installation.  In addition, ClearOne has found evidence that third parties are in fact installing the MXA910W-A in the prohibited configuration.  ClearOne has asked the Court to order Shure to cease marketing and selling the MXA910W-A in the United States, notify all customers that the MXA910W-A violates the preliminary injunction and is thus subject to recall, award ClearOne its attorneys’ fees associated with the contempt motion, and for additional discovery relating to how Shure’s customers are installing the MXA910W-A. On March 9, 2020, Shure filed its opposition, arguing that it has fully complied with the preliminary injunction, its MXA910W-A is not subject to the preliminary injunction, and it instructs customers not to install the MXA910W-A in a drop ceiling mounting configuration. On March 10, the Court granted ClearOne leave to conduct limited additional discovery, and granted ClearOne leave to submit a reply in support of the motion by April 1, which was later extended to April 22 due to the COVID-19 crisis.

The Company intends to continue to vigorously enforce and defend its intellectual property rights in these proceedings.

The Company capitalized $5,085 and $4,698 of litigation expenses related to this matter during the twelve months ended December 31, 2019 and 2018, respectively.

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

9. Senior Convertible Notes and Warrants

On December 17, 2019, the Company completed the issuance and sale of $3,000 aggregate principal amount of secured convertible notes of the Company (the “Notes”) and warrants (the “Warrants”) to purchase 340,909 shares of common stock, par value $0.001 per share of the Company (the “Common Stock”), in a private placement transaction. The Notes and Warrants were issued and sold to Edward D. Bagley, an affiliate of the Company, on the terms and conditions of a Note Purchase Agreement dated December 8, 2019 between the Company, certain subsidiary guarantors of the Company, and Mr. Bagley. Mr. Bagley is an affiliate of the Company and was the beneficial owner of approximately 46.6% of the Company’s issued and outstanding shares of Common Stock.

The Notes will mature on December 17, 2023 (the “Maturity Date”) and will accrue interest at a variable rate adjusted on a quarterly basis and equal to two and one-half percent (2.5%) over the greater of (x) five and one-quarter percent (5.25%) and (y) the Prime Rate as published in the Wall Street Journal (New York edition) as of the beginning of such calendar quarter.  The Notes may be converted into shares of the Company’s Common Stock at any time at the election of Mr. Bagley at an initial conversion price of $2.11 per share (the “Conversion Price”), or 120% of the closing price of the Common Stock on December 6, 2019 as reported on the Nasdaq Capital Market. Also, the Company can cause a mandatory conversion of the Notes if the volume weighted average closing price of the Common Stock over 90 consecutive trading days exceeds 200% of the Conversion Price. In addition, the Notes may be redeemed by the Company for cash at any time after December 17, 2020 upon payment of the outstanding principal balance of the Notes and any unpaid and accrued interest.  The Company also is required to redeem the Notes upon the occurrence of a change in control of the Company.

The Warrants have an initial exercise price equal to $1.76, the closing price of the Common Stock on December 6, 2019 as reported on the Nasdaq Capital Market, and are exercisable until December 17, 2026.  The Warrants must be exercised for cash, unless at the time of exercise there is not a then effective registration statement for the resale of the shares of Common Stock issuable upon exercise of the Warrants, in which case the Warrants may be exercised via a cashless exercise feature that provides for net settlement of the shares of Common Stock issuable upon exercise.

Concurrent with the issuance of the Notes and Warrants pursuant to the Note Purchase Agreement, the Company, the Guarantors and Mr. Bagley entered into a Guaranty and Collateral Agreement (the “Collateral Agreement”) pursuant to which the Company and the Guarantors granted Mr. Bagley a first priority lien interest in all of the Company’s assets as security for the Company’s performance of its obligations under the Notes and Warrants.

The net proceeds after original issue discount and issuance costs of $346 were approximately $2,654. The Company expects to use the proceeds from the sale of the Notes and Warrants for general corporate purposes and working capital.

In accounting for the issuance of the Notes, the Company separated Notes and Warrants into liability and equity components. The carrying amount of Warrants, being an equity component, was first calculated using Black-Scholes method with the following assumptions:

Risk-free interest rate	1.82%
Expected life of Warrants (years)	7
Expected price volatility	49.94%
Expected dividend yield	0%

| F-22 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

The carrying amount of the Notes was then determined by deducting the fair value of the Warrants from the principal amount of the Notes. The carrying amount of the Notes was further separated into equity and liability components after separating the value of the conversion feature into an equity component and leaving the remaining value as liability. The equity component is not remeasured while the Notes and Warrants continue to meet the conditions for equity classification for equity components.

The original issue discount and issuance costs are netted against the liability. The following table represents the carrying value of Notes and Warrants:

	December 31, 2019	December 31, 2018
Liability component:
Principal	$3,000	$—
Less: debt discount and issuance costs, net of amortization	(778)	—
Net carrying amount	$2,222	$—
Equity component(1):
Warrants	$318	$—
Conversion feature	122	—
Net carrying amount	$440	$—

(1) Recorded on the consolidated balance sheets as additional paid-in capital.

Debt discount and issuance costs are amortized over the life of the note to interest expense using the effective interest method. During the year ended December 31, 2019, amortization of debt discount and issuance costs was $8. The following table represents schedule of maturities of principal amount contained in the Notes as of December 31, 2019:

Year ending December 31,	Principal Amount Maturing
2020	$—
2021	360
2022	720
2023	1,920
Net carrying amount	$3,000

10. Share-Based Payments

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

All vesting schedules for options granted are based on 3 or 4-year vesting schedules, with either one-third or one-fourth vesting on the first anniversary and the remaining options vesting ratably over the remainder of the vesting term. Generally, directors and officers have 3-year vesting schedules and all other employees have 4-year vesting schedules. Additionally, in the event of a change in control or the occurrence of a corporate transaction, the Company’s Board of Directors has the authority to elect that all unvested options shall vest and become exercisable immediately prior to the event or closing of the transaction. All options outstanding as of December 31, 2019 had contractual lives of ten years.

| F-23 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

As of December 31, 2019, there were 544,647 options outstanding under the 2007 Plan. As of December 31, 2019, the 2007 Plan had 950,447 authorized unissued options.

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

The Company did not grant any options during the years ended December 31, 2019 and 2018.

The following table shows the stock option activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
As of December 31, 2017	764,430	$8.78	6.48	$1,038
Granted	—	—
Expired and canceled	(106,108)	7.56
Forfeited prior to vesting	(34,066)	10.79
Exercised	—	—
As of December 31, 2018	624,256	$8.87	5.28	$—
Granted	—	—
Expired and canceled	(78,786)	7.85
Forfeited prior to vesting	(823)	11.97
Exercised	—	—
As of December 31, 2019	544,647	$9.01	4.93	$—
Vested and Expected to Vest at December 31, 2018	624,256	$8.87	5.28	$—
Vested at December 31, 2018	548,045	$8.62	4.90	$—
Vested and Expected to Vest at December 31, 2019	544,647	$9.01	4.93	$—
Vested at December 31, 2019	527,181	$8.97	4.85	$—

The total pre-tax compensation cost related to stock options recognized during the years ended December 31, 2019 and 2018 was $208 and $463, respectively. Tax benefit from compensation cost related to stock options during the years ended December 31, 2019 and 2018 was $0. As of December 31, 2019, the total compensation cost related to stock options not yet recognized and before the effect of any forfeitures was $51, which is expected to be recognized over approximately the next 0.38 year on a straight-line basis.

| F-24 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

Employee Stock Purchase Plan

During the years ended December 31, 2019 and 2018, the Company issued shares to employees under the Company’s 2016 Employee Stock Purchase Plan (the “ESPP”). The ESPP was approved by the Company’s shareholders on December 12, 2016. As of December 31, 2019, and December 31, 2018, 422,866 and 442,994, respectively of the originally approved 500,000 shares were available for offerings under the ESPP. Offering periods under the ESPP commence on each Jan 1 and July 1 and continue for a duration of six months. The ESPP is available to all employees who do not own, or are deemed to own, shares of stock making up an excess of 5% of the combined voting power of the Company, its parent or subsidiary.

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

Shares purchased and compensation expense associated with Employee Stock Purchase Plans were as follows:

	2019	2018
Shares purchased under ESPP plan	20,128	23,789
Plan compensation expense	$9	$10

Cash Dividends

On February 21, 2018, the Company declared a cash dividend of $0.07 per share of ClearOne common stock. The dividend was paid on March 21, 2018 to shareholders of record as of March 7, 2018. On June 13, 2018, the Company announced the suspension of its dividend program.

Issuance of Common Stock

The Company raised additional capital through an oversubscribed subscription rights offering (the "Rights Offering") which closed on December 4, 2018 and which raised $9,883 (net of stock issuance costs). In the Rights Offering, we issued one subscription right to each of our shareholders for each share of our common stock that they held. Each subscription right entitled the shareholder to purchase one share of our common stock at a purchase price of $1.20 per share. At the closing, we sold 8,306,535 shares of our common stock and returned subscriptions for 754,868 shares that were oversubscribed after allocating oversubscribed shares on a pro-rata basis.

| F-25 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

11. Significant Customers

Sales to significant customers that represented more than 10 percent of total revenues are as follows:

	Year ended December 31,
	2019	2018
Customer A	10.7%	*

The following table summarizes the percentage of total gross accounts receivable from significant customers:

	As of December 31,
	2019	2018
Customer A	14.8%	14.5%
Customer B	*	11.8%
Total	14.8%	26.3%

*  Sales to Customer A in 2018 did not exceed 10% of the revenue.

*  Accounts receivable from Customer B in 2019 did not exceed 10% of total gross accounts receivable.

12. Fair Value Measurements

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

Level 3 - Unobservable inputs.

The substantial majority of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. The following tables set forth the fair value of the financial instruments re-measured by the Company as of December 31, 2019 and 2018:

	Level 1	Level 2	Level 3	Total
December 31, 2019
Corporate bonds and notes	$—	$1,832	$—	$1,832
Municipal bonds	—	2,711	—	2,711
Total	$—	$4,543	$—	$4,543
December 31, 2018
Corporate bonds and notes	$—	$2,881	$—	$2,881
Municipal bonds	—	1,834	—	1,834
Total	$—	$4,715	$—	$4,715

| F-26 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

13. Income Taxes

Consolidated loss before taxes for domestic and foreign operations consisted of the following:

	Year ended December 31,
	2019	2018
Domestic	$(6,207)	$(7,751)
Foreign	(2,145)	(2,496)
Total	$(8,352)	$(10,247)

The Company’s provision for income taxes consisted of the following:

	Year ended December 31,
	2019	2018
Current:
Federal	$26	$(71)
State	(23)	37
Foreign	(59)	117
Total current	(56)	83
Deferred:
Federal	1,621	2,233
State	413	667
Foreign	393	495
Total	2,427	3,395
Change in valuation allowance	(2,427)	(9,918)
Total deferred	—	(6,523)
Tax provision	$(56)	$(6,440)

The income tax (provision) differs from that computed at the federal statutory corporate income tax rate as follows:

	Year ended December 31,
	2019	2018
Tax benefit at federal statutory rate	$1,754	$2,152
State income tax benefit (provision), net of federal benefit	318	413
Research and development tax credits	290	250
Foreign earnings or losses taxed at different rates	(27)	12
Tax rate change	(31)	23
Other	67	628
Change in valuation allowance	(2,427)	(9,918)
Tax provision	$(56)	$(6,440)

| F-27 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

The tax effects of significant temporary differences representing net deferred tax assets and liabilities consisted of the following:

	2019	2018
Deferred revenue	$36	$50
Basis difference in intangible assets	3,157	3,283
Inventory reserve	2,247	2,235
Net operating loss carryforwards	6,438	4,067
Research and development tax credits	1,042	794
Accrued expenses	163	143
Stock-based compensation	322	362
Allowance for sales returns and doubtful accounts	107	160
Difference in property and equipment basis	(134)	(185)
Other	382	551
Total net deferred income tax asset	13,760	11,460
Less: Valuation allowance	(13,760)	(11,460)
Net deferred income tax asset (liability)	$—	$—

The Company has not provided for foreign withholding taxes on undistributed earnings of its non-U.S. subsidiaries since these earnings are intended to be reinvested indefinitely, in accordance with guidelines contained in ASC Topic 740, Accounting for Income Taxes. It is not practical to estimate the amount of additional taxes that might be payable on such undistributed earnings.

The Company routinely evaluates the likelihood of realizing the benefit of its deferred tax assets and may record a valuation allowance if, based on all available evidence, it determines that it is more likely than not some portion of the tax benefit will not be realized. As of December 31, 2019, the Company had an aggregate of approximately $13.8 million in deferred tax assets primarily related to intangible assets, net operating losses, tax credit carryforwards, and inventory basis differences. On a quarterly basis, the Company tests the value of deferred tax assets for impairment at the taxpaying-component level within each tax jurisdiction. Significant judgment and estimates are required in determining whether valuation allowances should be established as well as the amount of such allowances. When making such determination, consideration is given to, among other things, the following:

●	sufficient taxable income within the allowed carryback or carryforward periods;
●	future reversals of existing taxable temporary differences, including any tax planning strategies that could be utilized;
●	nature or character (e.g., ordinary vs. capital) of the deferred tax assets and liabilities; and
●	future taxable income exclusive of reversing temporary differences and carryforwards.

Based on the foregoing criteria, the Company determined that it no longer meets the “more likely than not” threshold that net operating losses, tax credits and other deferred tax assets will be realized. Accordingly, the Company recorded a full valuation allowance at September 30, 2018, and continues to be in a full valuation allowance position at December 31, 2019.

The Company has federal and state net operating loss (“NOL”) carryforwards of approximately $16.3 million (pre-tax), and Spain NOL carryforwards of approximately $8.6 million. The majority of the federal NOL carryforward and the Spain NOL carryforward do not expire. The state NOL carryforwards expire over various periods.

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

The total amount of unrecognized tax benefits at December 31, 2019 and 2018, that would favorably impact our effective tax rate if recognized was $298 and $679, respectively. As of December 31, 2019 and 2018, we accrued $9 and $14, respectively, in interest and penalties related to unrecognized tax benefits. We account for interest expense and penalties for unrecognized tax benefits as part of our income tax provision.

| F-28 |

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

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax positions is as follows:

	Year ended December 31,
	2019	2018
Balance - beginning of year	$679	$652
Additions based on tax positions related to the current year	50	58
Additions for tax positions of prior years	43	118
Reductions for tax positions of prior years	—	(53)
Settlements	(375)	—
Lapse in statutes of limitations	(99)	(96)
Uncertain tax positions, ending balance	$298	$679

The Company’s U.S. federal income tax returns for 2016 through 2019 are subject to examination. The Company also files in various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state, or non-U.S. income tax examinations by tax authorities for years prior to 2016. The Company completed its audit by the Internal Revenue Service (“IRS”) for its 2012 and 2013 tax returns in 2017. As a result of the audit by the IRS, there were no material adjustments made to the Company’s tax return.

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

14. Geographic Sales Information

The United States was the only country to contribute more than 10 percent of total revenues in each fiscal year. The Company’s revenues are substantially denominated in U.S. dollars and are summarized geographically as follows:

	Year ended December 31,
	2019	2018
United States	$13,463	$14,783
All other countries	11,579	13,373
Total	$25,042	$28,156

| F-29 |

15. The Impact of Covid-19

As of the time of this filing the Company’s operating activities have been curtailed by the impact of Covid-19. Government directives have suspended manufacturing and limited workplace activities beginning March 23, 2020. The Company has empowered its employees to work remotely wherever possible to minimize the disruption to Company operations. The Company has received no communications from customers that indicate cancellations or substantial change in delivery schedules. Public health directives from governments around the world are advising or prohibiting large gatherings to inhibit the spread of Covid-19. This has suspended the use of our products for much of our installed customer base. Continued restrictions and the positional behavioral changes resulting from the impact of Covid-19 may continue to influence the demand for our products which typically attract a large audience. Also, the ongoing impact of Covid-19 on the world’s economy could ultimately have material adverse consequences to the Company; however, as of now, the Company is unable to determine the likelihood or degree of such adverse consequences.

| F-30 |