Form 10-Q
period 2020-03-31
CLEARONE INC
filed 2020-05-20
CIK 840715

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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

The number of shares of ClearOne common stock outstanding as of May 19, 2020 was 16,650,725.

CLEARONE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2020

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CLEARONE, INC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$2,855	$4,064
Marketable securities	3,342	3,026
Receivables, net of allowance for doubtful accounts of $439 and $424, respectively	4,575	5,468
Inventories, net	10,350	11,441
Prepaid expenses and other assets	1,082	1,184
Total current assets	22,204	25,183
Long-term marketable securities	1,095	1,517
Long-term inventories, net	5,746	6,284
Property and equipment, net	966	1,044
Operating lease - right of use assets, net	2,332	2,459
Intangibles, net	15,411	14,009
Other assets	4,592	4,614
Total assets	$52,346	$55,110
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,475	$2,871
Accrued liabilities	2,723	3,205
Deferred product revenue	207	173
Total current liabilities	5,405	6,249
Senior convertible notes	2,272	2,222
Operating lease liability	1,915	2,021
Other long-term liabilities	140	140
Total liabilities	9,732	10,632

Shareholders' equity:
Common stock, par value $0.001, 50,000,000 shares authorized, 16,650,725 and 16,650,725 shares issued and outstanding	17	17
Additional paid-in capital	58,560	58,520
Accumulated other comprehensive loss	(233)	(176)
Accumulated deficit	(15,730)	(13,883)
Total shareholders' equity	42,614	44,478
Total liabilities and shareholders' equity	$52,346	$55,110

See accompanying notes

CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(Dollars in thousands, except per share amounts)

	Three months ended March 31,
	2020	2019
Revenue	$5,734	$6,305
Cost of goods sold	2,896	3,601
Gross profit	2,838	2,704

Operating expenses:
Sales and marketing	1,739	1,953
Research and product development	1,344	1,587
General and administrative	1,506	1,555
Total operating expenses	4,589	5,095

Operating loss	(1,751)	(2,391)

Interest expense	(108)	—
Other income, net	35	42

Loss before income taxes	(1,824)	(2,349)

Provision for (benefit from) income taxes	23	—

Net loss	$(1,847)	$(2,349)

Basic weighted average shares outstanding	16,650,725	16,630,597
Diluted weighted average shares outstanding	16,650,725	16,630,597

Basic loss per share	$(0.11)	$(0.14)
Diluted loss per share	$(0.11)	$(0.14)

Comprehensive loss:
Net loss	$(1,847)	$(2,349)
Unrealized gain (loss) on available-for-sale securities, net of tax	(23)	70
Change in foreign currency translation adjustment	(34)	(27)
Comprehensive loss	$(1,904)	$(2,306)

See accompanying notes

CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share amounts)

	Three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(1,847)	$(2,349)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	522	509
Amortization of right-of-use assets	143	148
Stock-based compensation expense	37	74
Provision for doubtful accounts, net	15	18
Change of inventory to net realizable value	201	185
Changes in operating assets and liabilities:
Receivables	878	320
Inventories	1,428	1,184
Prepaid expenses and other assets	110	(25)
Accounts payable	(396)	(1,403)
Accrued liabilities	(458)	(156)
Income taxes payable	10	373
Deferred product revenue	34	(25)
Operating lease liabilities	(146)	(147)
Net cash provided by (used in) operating activities	531	(1,294)

Cash flows from investing activities:
Purchase of property and equipment	(30)	(37)
Purchase of intangibles	(48)	4
Capitalized patent defense costs	(1,722)	(1,221)
Proceeds from maturities and sales of marketable securities	1,208	427
Purchases of marketable securities	(1,124)	(4,764)
Net cash used in investing activities	(1,716)	(5,591)

Cash flows from financing activities:
Net proceeds from equity-based compensation programs	3	9
Net cash provided by financing activities	3	9

Effect of exchange rate changes on cash and cash equivalents	(27)	(9)

Net decrease in cash and cash equivalents	(1,209)	(6,885)
Cash and cash equivalents at the beginning of the period	4,064	11,211
Cash and cash equivalents at the end of the period	$2,855	$4,326

See accompanying notes

4

 CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share amounts)

The following is a summary of supplemental cash flow activities:

	Three months ended March 31,
	2020	2019
Cash paid for income taxes	$8	$—
Interest paid	76	—

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

These accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are not audited. Certain information and footnote disclosures that are usually included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been either condensed or omitted in accordance with SEC rules and regulations. The accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of March 31, 2020 and December 31, 2019, the results of operations for the three months ended March 31, 2020 and 2019, and the cash flows for the three months ended March 31, 2020 and 2019. The results of operations for the three months ended March 31, 2020 and 2019 are not necessarily indicative of the results for a full-year period. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC.

Significant Accounting Policies:

The significant accounting policies were described in Note 1 to the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2019. There have been no changes to these policies during the three months ended March 31, 2020 that are of significance or potential significance to the Company.

Recent accounting pronouncements: The Company has determined that recently issued accounting standards will not have a material impact on its consolidated financial position, results of operations or cash flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

Liquidity:

As of March 31, 2020, our cash and cash equivalents were approximately $2,855 compared to $4,064 as of December 31, 2019. Our working capital was $16,799 as of March 31, 2020. Net cash provided by operating activities was $531 for the three months ended March 31, 2020, an increase of cash provided of $1,825 from $(1,294) of cash used in operating activities in the three months ended March 31, 2019.

We are currently pursuing all available legal remedies to defend our strategic patents from infringement. We have already spent approximately $15,314 from 2016 through March 31, 2020 towards this litigation and may be required to spend more to continue our legal defense. We believe the decision by the U.S. District Court in August 2019 granting our request for a preliminary injunction to prevent our competitor from manufacturing, marketing, and selling its competing ceiling microphone array in an infringing configuration is an incredibly valuable ruling for ClearOne and its business. We believe that the decision validates the strength and importance of ClearOne’s intellectual property rights, recognizes ClearOne’s innovations in this space, and stops our competitor from further infringing our Graham patent (U.S. Patent No. 9,813,806) pending a full trial. We believe this ruling will help pave way for ClearOne’s recovery from the immense harm inflicted by our competitor's infringement of our valuable patents.

We have been actively engaged in preserving cash by suspending our dividend program and allowing our share repurchase program to expire in 2018 and implementing company-wide cost reduction measures. We have also raised additional capital in 2018 by issuing common stock and in 2019 by issuing senior convertible notes. In addition, we expect to generate additional cash as our inventory levels are brought down to historical levels.

We also believe that the measures taken by us will yield higher revenues in the future. We believe all of these and effective management of working capital will provide the liquidity needed to meet our operating needs through at least May 20, 2021. We also believe that our strong portfolio of intellectual property and our solid brand equity in the market will enable us to raise additional capital if and when needed to meet our short and long-term financing needs; however, there can be no assurance that, if needed, we will be successful in obtaining the necessary funds through equity or debt financing. If we need additional capital and are unable to secure financing, we may be required to further reduce expenses, delay product development and enhancement, or revise our strategy regarding ongoing litigation.

2. Revenue Information

The following table disaggregates the Company’s revenue into primary product groups:

	Three months ended March 31,
	2020	2019
Audio conferencing	$2,787	$2,711
Microphones	2,143	2,106
Video products	804	1,488
	$5,734	$6,305

The following table disaggregates the Company’s revenue into major regions:

	Three months ended March 31,
	2020	2019
North and South America	$3,352	$3,760
Asia (including Middle East) and Australia	1,416	1,864
Europe and Africa	966	681
	$5,734	$6,305

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

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three months ended March 31,
	2020	2019
Numerator:
Net loss	$(1,847)	$(2,349)
Denominator:
Basic weighted average shares outstanding	16,650,725	16,630,597
Dilutive common stock equivalents using treasury stock method	—	—
Diluted weighted average shares outstanding	16,650,725	16,630,597

Basic loss per common share	$(0.11)	$(0.14)
Diluted loss per common share	$(0.11)	$(0.14)

Weighted average options outstanding	542,818	587,184
Anti-dilutive options not included in the computations	542,818	587,184

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

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of securities at March 31, 2020 and December 31, 2019 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
March 31, 2020
Available-for-sale securities:
Corporate bonds and notes	$1,709	$14	$(20)	$1,703
Municipal bonds	2,720	14	—	2,734
Total available-for-sale securities	$4,429	$28	$(20)	$4,437

December 31, 2019
Available-for-sale securities:
Corporate bonds and notes	$1,814	$21	$(3)	$1,832
Municipal bonds	2,707	5	(1)	2,711
Total available-for-sale securities	$4,521	$26	$(4)	$4,543

 Maturities of marketable securities classified as available-for-sale securities were as follows at March 31, 2020:

	Amortized cost	Estimated fair value
Due within one year	$3,331	$3,342
Due after one year through five years	1,098	1,095
Due after five years	—	—
Total available-for-sale securities	$4,429	$4,437

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

Debt securities in an unrealized loss position as of March 31, 2020 were not deemed impaired at acquisition and subsequent declines in fair value are not deemed attributed to declines in credit quality. Management believes that it is more likely than not that the securities will receive a full recovery of par value, although there can be no assurance that such recovery will occur. The available-for-sale marketable securities with continuous gross unrealized loss position for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 months		More than 12 months		Total
	Estimated fair value	Gross unrealized holding losses	Estimated fair value	Gross unrealized holding losses	Estimated fair value	Gross unrealized holding losses
As of March 31, 2020
Corporate bonds and notes	$678	$20	$—	$—	$678	$20
Municipal bonds	—	—	—	—	—	—
Total	$678	$20	$—	$—	$678	$20

5. Intangible Assets

Intangible assets as of March 31, 2020 and December 31, 2019 consisted of the following:

	Estimated useful lives (years)			March 31, 2020	December 31, 2019
Tradename	5	to	7	$555	$555
Patents and technological know-how		10		20,264	18,494
Proprietary software	3	to	15	2,981	2,981
Other	3	to	5	323	323
Total intangible assets				24,123	22,353
Accumulated amortization				(8,712)	(8,344)
Total intangible assets, net				$15,411	$14,009

The amortization of intangible assets for the three months ended March 31, 2020 and 2019 was as follows:

	Three months ended March 31,
	2020	2019
Amortization of intangible assets	$368	$364

The estimated future amortization expense of intangible assets is as follows:

Years ending December 31,	Amount
2020 (Remainder)	$1,152
2021	1,536
2022	1,536
2023	1,529
2024	1,265
Thereafter	8,393
Total	15,411

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

6. Inventories

Inventories, net of reserves, as of March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020	December 31, 2019
Current:
Raw materials	$756	$847
Finished goods	9,594	10,594
	$10,350	$11,441

Long-term:
Raw materials	$1,862	$1,915
Finished goods	3,884	4,369
	$5,746	$6,284

Long-term inventory represents inventory held in excess of our current (next 12 months) requirements based on our recent sales and forecasted level of sales. We expect to sell the above inventory, net of reserves, at or above the stated cost and believe that no loss will be incurred on its sale, although there can be no assurance of the timing or amount of any sales.

Net loss incurred on valuation of inventory at lower of cost or market value and write-off of obsolete inventory for the three months ended March 31, 2020 and 2019 was as follows:

	Three months ended March 31,
	2020	2019
Net loss incurred on valuation of inventory at lower of cost or market value and write-off of obsolete inventory	$201	$185

7. Leases

Rent expense is recognized on a straight-line basis over the period of the lease taking into account future rent escalation and holiday periods.

Rent expense for the three months ended March 31, 2020 and 2019 was as follows:

	Three months ended March 31,
	2020	2019
Rent expense	$187	$171

We occupy a 1,350 square-foot facility in Gainesville, Florida under the terms of an operating lease expiring in February 2023. The Gainesville facility is used primarily to support our research and development activities.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

We occupy a 3,068 square-foot facility in Zaragoza, Spain under the terms of an operating lease expiring in March 2022.  This office supports our research and development and customer support activities

We occupy a 6,175 square-foot facility in Chennai, India - under the terms of an operating lease expiring in August 2021. This facility supports our administrative, marketing, customer support, and research and product development activities.

We occupy a 40,000 square-foot warehouse in Salt Lake City, Utah under the terms of an operating lease expiring in April 2025, which serves as our primary inventory fulfillment and repair center.

Supplemental cash flow information related to leases was as follows:

	Three months ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$180	$169
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$63	$—

Supplemental balance sheet information related to leases was as follows:

	March 31, 2020	December 31, 2019
Operating lease right-of-use assets	$2,332	$2,459

Current portion of operating lease liabilities, included in accrued liabilities	$553	$577
Operating lease liabilities, net of current portion	1,915	2,021
Total operating lease liabilities	$2,468	$2,598

Weighted average remaining lease term for operating leases (in years)	4.2	4.4
Weighted average discount rate for operating leases	6.1%	6.1%

The following represents maturities of operating lease liabilities as of March 31, 2020:

Years ending December 31,
2020 (Remainder)	$514
2021	679
2022	634
2023	610
2024	306
Thereafter	69
Total lease payments	2,812
Less: Imputed interest	(344)
Total	$2,468

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

8. Shareholders' Equity

	Three months ended March 31,
	2020	2019
Common stock and additional paid-in capital
Balance, beginning of period	$58,537	$57,857
Share-based compensation expense	37	74
Proceeds from employee stock purchase plan	3	9
Balance, end of period	$58,577	$57,940

Accumulated other comprehensive loss
Balance, beginning of period	$(176)	$(181)
Unrealized gain (loss) on available-for-sale securities, net of tax	(23)	70
Foreign currency translation adjustment	(34)	(26)
Balance, end of period	$(233)	$(137)

Retained earnings (accumulated deficit)
Balance, beginning of period	$(13,883)	$(5,475)
Net loss	(1,847)	(2,349)
Balance, end of period	$(15,730)	$(7,824)

Total shareholders' equity	$42,614	$49,979

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

The original issue discount and issuance costs are netted against the liability. The following table represents the carrying value of Notes and Warrants:

	March 31, 2020	December 31, 2019
Liability component:
Principal	$3,000	$3,000
Less: debt discount and issuance costs, net of amortization	(728)	(778)
Net carrying amount	$2,272	$2,222
Equity component(1):
Warrants	$318	$318
Conversion feature	122	122
Net carrying amount	$440	$440

(1) Recorded on the condensed consolidated balance sheets as additional paid-in capital.

Debt discount and issuance costs are amortized over the life of the note to interest expense using the effective interest method. During the three months ended March 31, 2020, amortization of debt discount and issuance costs was $50. The following table represents schedule of maturities of principal amount contained in the Notes as of March 31, 2020:

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

Level 3 - Unobservable inputs.

The substantial majority of the Company’s financial instruments are valued using observable inputs. The following table sets forth the fair value of the financial instruments re-measured by the Company as of March 31, 2020 and December 31, 2019:

	Level 1	Level 2	Level 3	Total
March 31, 2020
Corporate bonds and notes	$—	$1,703	$—	$1,703
Municipal bonds	—	2,734	—	2,734
Total	$—	$4,437	$—	$4,437
December 31, 2019
Corporate bonds and notes	$—	$1,832	$—	$1,832
Municipal bonds	—	2,711	—	2,711
Total	$—	$4,543	$—	$4,543

11. Income Taxes

The current year loss did not result in income tax benefit due to recording a full valuation allowance against expected benefits. The valuation allowance was recorded as we concluded that it was more likely than not that our deferred tax assets were not realizable primarily due to the Company's recent pre-tax losses. Income tax expense for the three months ended March 31, 2020 represents income tax expense recorded for jurisdictions outside the United States.

12. Subsequent events

There are many uncertainties regarding the current coronavirus ("COVID-19") pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how it will impact its customers, employees, suppliers, vendors, business partners and distribution channels. We are unable to predict the impact that COVID-19 will have on the Company’s financial position and operating results due to numerous uncertainties. The Company expects to continue to assess the evolving impact of the COVID-19 pandemic and intends to make adjustments to its responses accordingly.

The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted on March 27, 2020 in the United States. On April 24, 2020, the Company was approved by US Bancorp for a loan under the Small Business Administration’s ("SBA") Paycheck Protection Program (“PPP Loan”) created as part of the recently enacted CARES Act. Under the terms of the loan  the Company received $1,499. In accordance with the requirements of the CARES Act, the Company intends to use the proceeds from the PPP Loan primarily for payroll costs. The PPP Loan is scheduled to mature in April 2022, has a 1.00% interest rate, and is subject to the terms and conditions applicable to all loans made pursuant to the Paycheck Protection Program as administered by the SBA under the CARES Act.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this report, other than statements of historical fact, are forward-looking statements for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any forward-looking statement. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are based upon reasonable assumptions at the time made, there can be no assurance that any such expectations or any forward-looking statement will prove to be correct. Our actual results will vary, and may vary materially, from those projected or assumed in the forward-looking statements. Future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not anticipate, including, without limitation, product recalls and product liability claims; infringement of our technology or assertion that our technology infringes the rights of other parties; termination of supplier relationships, or failure of suppliers to perform; inability to successfully manage growth; delays in obtaining regulatory approvals or the failure to maintain such approvals; concentration of our revenue among a few customers, products or procedures; development of new products and technology that could render our products obsolete; market acceptance of new products; introduction of products in a timely fashion; price and product competition, availability of labor and materials, cost increases, and fluctuations in and obsolescence of inventory; volatility of the market price of our common stock; foreign currency fluctuations; changes in key personnel; work stoppage or transportation risks; integration of business acquisitions; and other factors referred to in our reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2019. All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Additional factors that may have a direct bearing on our operating results are discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

During the first quarter of 2020, we announced two new additions to our COLLABORATE Versa family of products. COLLABORATE® Versa Room CT, provides all the equipment and accessories needed for exceptional room cloud-based conferencing. At the heart of the system, is the USB audio-enabled Beamforming Mic Array Ceiling Tile (BMA CTH). Thanks to its onboard processing, the BMA CTH performs acoustic echo cancellation, noise cancellation, and beam selection, so no external DSP mixer is required. The array’s adaptive steering (think of it as smart switching) provides impeccable room coverage. The Versa Room CT brings cost-effective professional conferencing audio to small and mid-sized meeting rooms.

COLLABORATE Versa Lite CT is a USB audio enabled BMA CTH room solution. This solution dramatically enhances the audio experience for any cloud-collaboration application such as COLLABORATE Space, Zoom™, Microsoft® Teams, and Webex™, without the need for a DSP mixer.  The system can be easily and quickly configured using ClearOne’s CONSOLE® AI Lite software with Audio Intelligence™ and Auto Connect™. A laptop or a desktop PC can be connected to the BMA CTH directly through the USB port on the USB Expander to share room audio. The included 50-foot CAT6 cable connects the USB Expander to the BMA CTH.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During February 2020, we announced a new Touch-Panel Controller, a highly intuitive 10-inch touch-screen device, designed for ClearOne’s CONVERGE®  Pro 2 audio DSP mixers as well as COLLABORATE Live video conferencing room systems. Paired with CONVERGE Pro 2 DSP mixers, users can make and receive PSTN and/or VoIP conference calls, and multiparty calls with the easy-to-use on-screen dialpad. When paired with COLLABORATE Live, users can make and receive video calls as well as manage content sharing options.

COLLABORATE Space, our powerful cloud-based collaboration solution from ClearOne (NASDAQ:CLRO), added two new valuable features - webinar hosting and Web RTC. COLLABORATE Space Pro and Enterprise meeting plans can be upgraded to include the new Webinar feature allowing session hosts to conduct video and audio presentations for up to 1000 participants. The new Web RTC feature works with all popular browsers including Microsoft Edge, Google Chrome, Safari and Mozilla Firefox. The new Web RTC feature enables users to easily join full-featured COLLABORATE Space audio and video meetings using a browser with no downloads or plug-ins required. Users can accept meeting, webinar, and classroom invitations and join with a single click; easily sharing and viewing content within a browser window.

COLLABORATE Space also added a feature where Microsoft Teams users can now enjoy a richer collaboration than that available within the Teams environment today. This richer collaboration experience includes better video quality, support for multiple cameras, support for multiple displays, and a persistent meeting space where chats, audio and video recordings, documents, meeting minutes, whiteboard sessions, and more can be shared in private or public channels for later access. Users can easily initiate a Space video meeting or join an existing Space video meeting within the MS Teams environment.

During the first three months of 2020, we continued our efforts, primarily through litigation, to stop the infringement of our strategic patents. We also continued our programs to cut costs and to speed up product development that we believe will enable us to get back to a growth path.

Overall revenue declined by 9% in the first quarter of 2020 when compared to the first quarter of 2019, primarily due to a decline in revenue from video products. Pro audio products enjoyed year over year growth due to recently introduced BMA-CT even though the revenue from pro audio products are far below the levels prior to infringement of our patents. Our revenue performance reflects an impact of the on-going harm of infringement of ClearOne’s despite the preliminary injunction granted against Shure as we believe Shure continues to infringe our patents and violates the preliminary injunction. The patent infringement also has negatively impacted directly the revenue from ClearOne’s other products not related to the infringed patents. Our gross profit margin increased to 49% during the first quarter of 2020 from 43% during the first quarter of 2019. Net loss decreased from $2.3 million in the first quarter of 2019 to $1.8 million in the first quarter of 2020. The decrease was mainly due to reduction in operating costs and increased gross margin.

We believe the decision by the U.S. District Court in August 2019 granting our request for a preliminary injunction to prevent Shure from manufacturing, marketing, and selling its competing ceiling microphone array in an infringing configuration is an incredibly valuable ruling for ClearOne and its business. The decision validates the strength and importance of ClearOne’s intellectual property rights, recognizes ClearOne’s innovations in this space, and stops Shure from further infringing the Graham patent pending a full trial. Although there can be no assurance of any outcome of a full trial, we believe this ruling will help pave the way for ClearOne’s recovery from the immense harm inflicted by Shure's infringement of our valuable patents. However, we are not getting the full benefits of the Court’s extraordinary remedy in the form of the preliminary injunction granted against Shure with respect to infringement of our ’806 Patent as we believe that Shure, still infringes ClearOne’s patent. We have sought a Court order holding Shure in contempt for marketing and selling their new design in violation of the preliminary injunction.

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

Revenue from our video products are critical to our long-term growth due to significantly larger available market space for video products. We face intense competition in this market from well-established market leaders,  emerging players rich with marketing funds and information technology giants offering free products and services. We expect our strategy of combining COLLABOATE Space, our cloud-based video conferencing product with COLLABORATE Live, our appliance-based media collaboration product, UNITE, our high-quality professional cameras, and our high-end audio conferencing technology will generate high growth in the near future. We believe we are also well positioned to capitalize on the continuing migration away from the traditional hardware-based video conferencing systems to software-based video conferencing applications.

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

In December 2019, a novel strain of coronavirus (“COVID-19”) was first reported in Wuhan, China. The COVID-19 pandemic has continued to spread and has already caused severe global disruptions. The extent of COVID-19’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. If the pandemic continues to evolve into a severe worldwide health crisis, the disease could have a material adverse effect on our business, results of operations, financial condition and cash flows and adversely impact the trading price of our common stock.

Deferred Revenue

Deferred revenue remained almost the same at $0.21 million at March 31, 2020 compared to $0.17 million at December 31, 2019.

A detailed discussion of our results of operations follows below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the first quarter of 2020

The following table sets forth certain items from our unaudited condensed consolidated statements of operations (dollars in thousands) for the three months ended March 31, 2020 (“2020-Q1”) and 2019 ("2019-Q1"), respectively, together with the percentage of total revenue which each such item represents:

	Three months ended March 31,
	2020	2019	Percentage Change 2020 vs 2019
Revenue	$5,734	$6,305	-9%
Cost of goods sold	2,896	3,601	-20%
Gross profit	2,838	2,704	-5%
Sales and marketing	1,739	1,953	-11%
Research and product development	1,344	1,587	-15%
General and administrative	1,506	1,555	-3%
Total operating expenses	4,589	5,095	-10%
Operating loss	(1,751)	(2,391)	27%
Other income (expense), net	(73)	42	-274%
Loss before income taxes	(1,824)	(2,349)	22%
Provision for (benefit from) income taxes	23	—	—%
Net loss	$(1,847)	$(2,349)	21%

Revenue

Our revenue decreased to $5.7 million in 2020 compared to $6.3 million in 2019 primarily due to a decline of 46% in revenue in the video products category. Audio conferencing and microphones categories registered revenue growth rates of 3% and 2% respectively. Revenue from video products was impacted by a decline in demand for all video products. The increase in revenue from audio conferencing category came through revenue growth in personal products and pro audio products partially offset by decline in revenues from tabletop and premium conferencing products. The recently introduced BMA CT along with ceiling mics enjoyed revenue growth while wireless mics suffered a sharp decline in revenues. The share of audio conferencing products in our product mix increased from 43% in 2019-Q1 to 49% in 2020-Q1. The share of microphones increased from 33% to 37%. The share of video products in the revenue mix declined from 24% to 14%.

During 2020-Q1 revenue declined in all regions except the Canada, Japan, and Europe. The decline was more pronounced in Australia, the Middle East and USA. The Asia Pacific, including the Middle East declined by 24%, Europe and Africa increased by 42% and the Americas declined by 11%.

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

Our gross profit margin increased to 49% during 2020-Q1 from 43% during 2019-Q1. The gross profit margin increased primarily due to increase of higher-margin professional audio conferencing products in the revenue mix, reduction in overhead costs and reduction in inventory adjustments.

Our profitability in the near-term continues to depend significantly on our revenues from professional installed audio-conferencing products. We hold long-term inventory and if we are unable to sell our long-term inventory, our profitability might be affected by inventory write-offs and price mark-downs. Our long-term inventory includes approximately $1.3 million of wireless microphone-related finished goods and assemblies, $1.3 million of Converge Pro and Beamforming microphone array products, $0.5 million of network media streaming products and about $2.2 million of raw materials that will be used for manufacturing professional audio conferencing products. Any business changes that are adverse to these product lines could potentially impact our ability to sell our long-term inventory in addition to our current inventory.

Operating Expenses

Operating expenses include sales and marketing (“S&M”) expenses, research and product development (“R&D”) expenses and general and administrative (“G&A”) expenses. Total operating expenses were $4.6 million for 2020-Q1 compared to $5.1 million for 2019-Q1. The following contains a more detailed discussion of expenses related to sales and marketing, research and product development, general and administrative, and other items.

Sales and Marketing - S&M expenses include selling, customer service, and marketing expenses such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses.

S&M expenses for 2020-Q1 decreased to $1.7 million from $2.0 million for 2019-Q1. The decrease was mainly due to decreases in employee-related costs including benefits and commissions, travel related expenses, advertising and promotions costs, and independent rep commissions partially offset by an increase in trade-show related expenses.

Research and Product Development - R&D expenses include research and development, product line management, engineering services, and test and application expenses, including employee-related costs, outside services, expensed materials, depreciation, and an allocation of overhead expenses.

R&D expenses were approximately $1.3 million for 2020-Q1, as compared to $1.6 million for 2019-Q1. The decrease was primarily due to reductions in employee-related costs.

General and Administrative - G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs, and corporate administrative costs, including costs related to financing and human resources.

G&A expenses declined to $1.5 million in 2020-Q1 compared to $1.6 million in 2019-Q1. The decline was mainly due to decreases in stock-based compensation expenses, employee-related costs, and travel related expenses partially offset by increase in legal expenses.

Other income (expense), net

Other income (expense), net, includes interest income, interest expense, and foreign currency changes. Interest income did not vary much between the first quarter of 2020 and 2019. Interest expense in the first quarter of 2020 was $0.1 million compared to no interest expense in the first quarter of 2019. Interest expense was incurred due to issuance of senior convertibles notes with a face value of $3.0 million in December 2019.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Provision for income taxes

During the first quarters of 2019 and 2020, we did not recognize any benefit from the losses incurred due to setting up of full valuation allowance. Income tax expense recognized in the first quarter of 2020 relates to foreign jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2020, our cash and cash equivalents were approximately $2.9 million compared to $4.1 million as of December 31, 2019. Our working capital was $16.8 million and $18.9 million as of March 31, 2020 and December 31, 2019, respectively.

Net cash provided by operating activities was approximately $0.5 million in 2020-Q1, an increase of cash provided of approximately $1.8 million from $1.3 million of cash used in operating activities in 2019-Q1. The increase in cash inflow was due to positive change in operating assets and liabilities of $1.3 million and a decrease in net loss by $0.5 million.

Net cash used in investing activities was $1.7 million for 2020-Q1 compared to net cash used in investing activities of $5.6 million during the 2019-Q1, a decrease in cash used of $3.9 million. The decrease in cash used in investing activities was primarily due to a decrease in net cash outflows from marketable securities of approximately $4.4 million partially offset by an increase in capitalized patent defense costs by $0.5 million.

Capitalization of patent defense costs. We capitalize external legal costs incurred in the defense of our patents when we believe that a significant, discernible increase in value will result from the defense and a successful outcome of the legal action is probable. When we capitalize patent defense costs we amortize the costs over the remaining estimated useful life of the patent, which is 15 to 17 years. During 2020-Q1 we spent $1.7 million on legal costs related to the defense of our patents and capitalized the entire amount.

We are currently pursuing all available legal remedies to defend our strategic patents from infringement. We have already spent approximately $15.3 million from 2016 through March 31, 2020 towards this litigation and may be required to spend more to continue our legal defense. We believe the decision by the U.S. District Court in August 2019 granting our request for a preliminary injunction to prevent our competitor from manufacturing, marketing, and selling its competing ceiling microphone array in an infringing configuration is an incredibly valuable ruling for ClearOne and its business. We believe that the decision validates the strength and importance of ClearOne’s intellectual property rights, recognizes ClearOne’s innovations in this space, and stops our competitor from further infringing our Graham patent (U.S. Patent No.9,813,806) pending a full trial. We believe this ruling will help pave way for ClearOne’s recovery from the immense harm inflicted by our competitor's infringement of our valuable patents. However, we are not getting the full benefits of the Court’s extraordinary remedy in the form of the preliminary injunction granted against Shure with respect to infringement of our ’806 Patent as we believe that Shure, still infringes ClearOne’s patent. We have sought a Court order holding Shure in contempt for marketing and selling their new design in violation of the preliminary injunction.

We have been actively engaged in preserving cash by suspending our dividend program and allowing our share repurchase program to expire in 2018 and implementing company-wide cost reduction measures. During 2018, we raised additional proceeds of $9.9 million (net of issuance costs) from the Rights Offering. During December 2019 we raised approximately $2.7 million (net of issuance costs) from the issue of senior convertible notes. We also believe additional cash will be generated as we consume our inventory and bring it down to historical levels.

We also believe that the measures taken by us will yield higher revenues in the future. We believe all of these and effective management of working capital will provide the liquidity needed to meet our operating needs through at least May 20, 2021. We also believe that our strong portfolio of intellectual property and our solid brand equity in the market will enable us to raise additional capital if and when needed to meet our short and long-term financing needs; however, there can be no assurance that, if needed, we will be successful in obtaining the necessary funds through equity or debt financing. If we need additional capital and are unable to secure financing, we may be required to further reduce expenses, delay product development and enhancement, or revise our strategy regarding ongoing litigation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At March 31, 2020, we had open purchase orders of approximately $1.4 million for purchase of inventory.

At March 31, 2020, we had inventory totaling $16.1 million, of which non-current inventory accounted for $5.7 million. This compares to total inventories of $17.7 million and non-current inventory of $6.3 million as of December 31, 2019.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of March 31, 2020 (in millions):

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 years
Senior Convertible Notes	$3.0	$0.1	$1.2	$1.7	$—
Operating lease obligations	2.8	0.6	1.4	0.8	—
Purchase obligations	1.4	1.4	—	—	—
Total	$7.2	$2.1	$2.6	$2.5	$—

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance-sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, results of operations or liquidity.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our results of operations and financial position are based upon our unaudited consolidated financial statements included under Item 1 of this Form 10-Q, which have been prepared in conformity with accounting principles generally accepted in the United States. We review the accounting policies used in reporting our financial results on a regular basis. We believe certain of our accounting policies are critical to understanding our financial position and results of operations. There have been no changes to the critical accounting policies as explained in our Annual Report on Form 10-K for the year ended December 31, 2019.

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of recent accounting pronouncements, see Note 1: “Business Description, Basis of Presentation and Significant Accounting Policies” in the notes to our unaudited condensed consolidated financial statements included under Item 1 of this Form 10-Q.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.     CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2020 was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial and Accounting Officer. Based upon this evaluation, our Chief Executive Officer and Senior Vice President of Finance concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures effective at a reasonable assurance level as of March 31, 2020.

There has been no change in the Company's internal control over financial reporting as of March 31, 2020, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

ClearOne, Inc., (Registrant)

	By:	/s/ Zeynep Hakimoglu
May 20, 2020		Zeynep Hakimoglu President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

	By:	/s/ Narsi Narayanan
May 20, 2020		Narsi Narayanan Senior Vice President of Finance (Principal Accounting and Principal Financial Officer)

