Form 10-Q
period 2020-06-30
CLEARONE INC
filed 2020-08-13
CIK 840715

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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

The number of shares of ClearOne common stock outstanding as of August 13, 2020 was 16,655,207.

CLEARONE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CLEARONE, INC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$2,106	$4,064
Marketable securities	2,841	3,026
Receivables, net of allowance for doubtful accounts of $455 and $424, respectively	5,792	5,468
Inventories, net	8,224	11,441
Prepaid expenses and other assets	957	1,184
Total current assets	19,920	25,183
Long-term marketable securities	1,130	1,517
Long-term inventories, net	6,510	6,284
Property and equipment, net	1,050	1,044
Operating lease - right of use assets, net	2,227	2,459
Intangibles, net	17,141	14,009
Other assets	4,593	4,614
Total assets	$52,571	$55,110
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,172	$2,871
Accrued liabilities	2,782	3,205
Deferred product revenue	201	173
Total current liabilities	6,155	6,249
Long-term debt	3,819	2,222
Operating lease liability, net of current	1,767	2,021
Other long-term liabilities	111	140
Total liabilities	11,852	10,632

Shareholders' equity:
Common stock, par value $0.001, 50,000,000 shares authorized, 16,655,207 and 16,650,725 shares issued and outstanding	17	17
Additional paid-in capital	58,580	58,520
Accumulated other comprehensive loss	(211)	(176)
Accumulated deficit	(17,667)	(13,883)
Total shareholders' equity	40,719	44,478
Total liabilities and shareholders' equity	$52,571	$55,110

See accompanying notes

CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(Dollars in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenue	$6,357	$6,420	$12,091	$12,725
Cost of goods sold	3,739	3,481	6,635	7,082
Gross profit	2,618	2,939	5,456	5,643

Operating expenses:
Sales and marketing	1,457	2,261	3,196	4,214
Research and product development	1,474	1,307	2,818	2,894
General and administrative	1,526	1,475	3,032	3,030
Total operating expenses	4,457	5,043	9,046	10,138

Operating loss	(1,839)	(2,104)	(3,590)	(4,495)

Interest expense	(109)	—	(217)	—
Other income, net	16	51	51	93

Loss before income taxes	(1,932)	(2,053)	(3,756)	(4,402)

Provision for income taxes	5	45	28	45

Net loss	$(1,937)	$(2,098)	$(3,784)	$(4,447)

Basic weighted average shares outstanding	16,650,774	16,630,770	16,650,750	16,630,684
Diluted weighted average shares outstanding	16,650,774	16,630,770	16,650,750	16,630,684

Basic loss per share	$(0.12)	$(0.13)	$(0.23)	$(0.27)
Diluted loss per share	$(0.12)	$(0.13)	$(0.23)	$(0.27)

Comprehensive loss:
Net loss	$(1,937)	$(2,098)	$(3,784)	$(4,447)
Unrealized gain on available-for-sale securities, net of tax	30	84	7	154
Change in foreign currency translation adjustment	(8)	9	(42)	(17)
Comprehensive loss	$(1,915)	$(2,005)	$(3,819)	$(4,310)

See accompanying notes

CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share amounts)

	Six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(3,784)	$(4,447)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	1,082	964
Amortization of right-of-use assets	273	282
Stock-based compensation expense	54	129
Provision for doubtful accounts, net	31	40
Change of inventory to net realizable value	660	368
Changes in operating assets and liabilities:
Receivables	(358)	251
Inventories	2,331	1,840
Prepaid expenses and other assets	238	584
Accounts payable	302	(1,750)
Accrued liabilities	(443)	255
Income taxes payable	6	411
Deferred product revenue	26	(44)
Operating lease liabilities	(276)	(281)
Other long-term liabilities	(29)	—
Net cash provided by (used in) operating activities	113	(1,398)

Cash flows from investing activities:
Purchase of property and equipment	(218)	(72)
Purchase of intangibles	(114)	(24)
Capitalized patent defense costs	(3,792)	(2,298)
Proceeds from maturities and sales of marketable securities	2,482	2,011
Purchases of marketable securities	(1,903)	(7,088)
Net cash used in investing activities	(3,545)	(7,471)

Cash flows from financing activities:
Net proceeds from Paycheck Protection Program loan	1,499	—
Net proceeds from equity-based compensation programs	6	16
Net cash provided by financing activities	1,505	16

Effect of exchange rate changes on cash and cash equivalents	(31)	(6)

Net decrease in cash and cash equivalents	(1,958)	(8,859)
Cash and cash equivalents at the beginning of the period	4,064	11,211
Cash and cash equivalents at the end of the period	$2,106	$2,352

See accompanying notes

4

 CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share amounts)

The following is a summary of supplemental cash flow activities:

	Six Months Ended June 30,
	2020	2019
Cash paid for income taxes	$12	$11
Interest paid	134	—

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

These accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are not audited. Certain information and footnote disclosures that are usually included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been either condensed or omitted in accordance with SEC rules and regulations. The accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of June 30, 2020 and December 31, 2019, the results of operations for the three and six months ended June 30, 2020 and 2019, and the cash flows for the six months ended June 30, 2020 and 2019. The results of operations for the three and six months ended June 30, 2020 and 2019 are not necessarily indicative of the results for a full-year period. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC.

Significant Accounting Policies:

The significant accounting policies were described in Note 1 to the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2019. There have been no changes to these policies during the six months ended June 30, 2020 that are of significance or potential significance to the Company.

Recent accounting pronouncements: The Company has determined that recently issued accounting standards will not have a material impact on its consolidated financial position, results of operations or cash flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

Liquidity:

As of June 30, 2020, our cash and cash equivalents were approximately $2,106 compared to $4,064 as of December 31, 2019. Our working capital was $13,765 as of June 30, 2020. Net cash provided by operating activities was $113 for the six months ended June 30, 2020, an increase of cash provided of $1,511 from $(1,398) of cash used in operating activities in the six months ended June 30, 2020.

We are currently pursuing all available legal remedies to defend our strategic patents from infringement. We have already spent approximately $17,383 from 2016 through June 30, 2020 towards this litigation and may be required to spend more to continue our legal defense. We believe the decision by the U.S. District Court in August 2019 granting our request for a preliminary injunction to prevent our competitor from manufacturing, marketing, and selling its competing ceiling microphone array in an infringing configuration is an incredibly valuable ruling for ClearOne and its business. We believe that the decision validates the strength and importance of ClearOne’s intellectual property rights, recognizes ClearOne’s innovations in this space, and stops our competitor from further infringing our Graham patent (U.S. Patent No. 9,813,806) pending a full trial. Although there can be no assurance of any outcome of a full trial, we believe this ruling will help pave the way for ClearOne’s recovery from the immense harm inflicted by our competitor's infringement of our valuable patents.

We have been actively engaged in preserving cash by suspending our dividend program and allowing our share repurchase program to expire in 2018 and implementing company-wide cost reduction measures. We have also raised additional capital in 2018 by issuing common stock, in 2019 by issuing senior convertible notes and in 2020 by borrowing through Paycheck Protection Program. In addition, we expect to generate additional cash as our inventory levels are brought down to historical levels.

We also believe that the measures taken by us will yield higher revenues in the future. We believe all of these and effective management of working capital will provide the liquidity needed to meet our operating needs through at least August 14, 2021. We also believe that our strong portfolio of intellectual property and our solid brand equity in the market will enable us to raise additional capital if and when needed to meet our short and long-term financing needs; however, there can be no assurance that, if needed, we will be successful in obtaining the necessary funds through equity or debt financing. If we need additional capital and are unable to secure financing, we may be required to further reduce expenses, delay product development and enhancement, or revise our strategy regarding ongoing litigation.

2. Revenue Information

The following table disaggregates the Company’s revenue into primary product groups:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Audio conferencing	$2,648	$2,889	$5,435	$5,600
Microphones	1,891	2,230	4,034	4,336
Video products	1,818	1,301	2,622	2,789
	$6,357	$6,420	$12,091	$12,725

The following table disaggregates the Company’s revenue into major regions:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
North and South America	$4,003	$3,493	$7,355	$7,253
Asia (including Middle East) and Australia	1,580	1,969	2,996	3,833
Europe and Africa	774	958	1,740	1,639
	$6,357	$6,420	$12,091	$12,725

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

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(1,937)	$(2,098)	$(3,784)	$(4,447)
Denominator:
Basic weighted average shares outstanding	16,650,774	16,630,770	16,650,750	16,630,684
Dilutive common stock equivalents using treasury stock method	—	—	—	—
Diluted weighted average shares outstanding	16,650,774	16,630,770	16,650,750	16,630,684

Basic loss per common share	$(0.12)	$(0.13)	$(0.23)	$(0.27)
Diluted loss per common share	$(0.12)	$(0.13)	$(0.23)	$(0.27)

Weighted average options outstanding	542,196	569,997	542,507	578,543
Anti-dilutive options not included in the computations	542,196	569,997	542,507	578,543

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

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of securities at June 30, 2020 and December 31, 2019 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
June 30, 2020
Available-for-sale securities:
Corporate bonds and notes	$1,916	$37	$(8)	$1,945
Municipal bonds	2,017	9	—	2,026
Total available-for-sale securities	$3,933	$46	$(8)	$3,971

December 31, 2019
Available-for-sale securities:
Corporate bonds and notes	$1,814	$21	$(3)	$1,832
Municipal bonds	2,707	5	(1)	2,711
Total available-for-sale securities	$4,521	$26	$(4)	$4,543

 Maturities of marketable securities classified as available-for-sale securities were as follows at June 30, 2020:

	Amortized cost	Estimated fair value
Due within one year	$2,827	$2,841
Due after one year through five years	1,106	1,130
Due after five years	—	—
Total available-for-sale securities	$3,933	$3,971

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

Debt securities in an unrealized loss position as of June 30, 2020 were not deemed impaired at acquisition and subsequent declines in fair value are not deemed attributed to declines in credit quality. Management believes that it is more likely than not that the securities will receive a full recovery of par value, although there can be no assurance that such recovery will occur. The available-for-sale marketable securities with continuous gross unrealized loss position for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 months		More than 12 months		Total
	Estimated fair value	Gross unrealized holding losses	Estimated fair value	Gross unrealized holding losses	Estimated fair value	Gross unrealized holding losses
As of June 30, 2020
Corporate bonds and notes	$189	$8	$—	$—	$189	$8
Municipal bonds	—	—	—	—	—	—
Total	$189	$8	$—	$—	$189	$8

5. Intangible Assets

Intangible assets as of June 30, 2020 and December 31, 2019 consisted of the following:

	Estimated useful lives (years)			June 30, 2020	December 31, 2019
Tradename	5	to	7	$555	$555
Patents and technological know-how		10		22,400	18,494
Proprietary software	3	to	15	2,981	2,981
Other	3	to	5	323	323
Total intangible assets				26,259	22,353
Accumulated amortization				(9,118)	(8,344)
Total intangible assets, net				$17,141	$14,009

The amortization of intangible assets for the three months ended June 30, 2020 and 2019 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Amortization of intangible assets	$406	$336	$774	$700

The estimated future amortization expense of intangible assets is as follows:

Years ending December 31,	Amount
2020 (Remainder)	$854
2021	1,708
2022	1,708
2023	1,701
2024	1,437
Thereafter	9,733
Total	17,141

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

6. Inventories

Inventories, net of reserves, as of June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020	December 31, 2019
Current:
Raw materials	$894	$847
Finished goods	7,330	10,594
	$8,224	$11,441

Long-term:
Raw materials	$2,999	$1,915
Finished goods	3,511	4,369
	$6,510	$6,284

Long-term inventory represents inventory held in excess of our current (next 12 months) requirements based on our recent sales and forecasted level of sales. We expect to sell the above inventory, net of reserves, at or above the stated cost and believe that no loss will be incurred on its sale, although there can be no assurance of the timing or amount of any sales.

Net loss incurred on valuation of inventory at lower of cost or market value and write-off of obsolete inventory for the three months ended June 30, 2020 and 2019 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net loss incurred on valuation of inventory at lower of cost or market value and write-off of obsolete inventory	$459	$183	$660	$368

7. Leases

Rent expense is recognized on a straight-line basis over the period of the lease taking into account future rent escalation and holiday periods.

Rent expense for the three months ended June 30, 2020 and 2019 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Rent expense	$172	$192	$359	$363

We occupy a 1,350 square-foot facility in Gainesville, Florida under the terms of an operating lease expiring in February 2023. The Gainesville facility is used primarily to support our research and development activities.

We occupy a 21,443 square-foot facility in Salt Lake City, Utah under the terms of an operating lease expiring in March 2024, with an option to extend for additional five years. The facility supports our principal administrative, sales, marketing, customer support, and research and product development activities.

We occupy a 950 square-foot facility in Austin, Texas - under the terms of an operating lease expiring in October 2022. This facility supports our sales, marketing, customer support, and research and development activities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

We occupy a 3,068 square-foot facility in Zaragoza, Spain under the terms of an operating lease expiring in March 2022.  This office supports our research and development and customer support activities.

We occupy a 6,175 square-foot facility in Chennai, India under the terms of an operating lease expiring in August 2021. This facility supports our administrative, marketing, customer support, and research and product development activities.

We occupy a 40,000 square-foot warehouse in Salt Lake City, Utah under the terms of an operating lease expiring in April 2025, which serves as our primary inventory fulfillment and repair center.

Supplemental cash flow information related to leases was as follows:

	Six months ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(356)	$(353)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$97	$—

Supplemental balance sheet information related to leases was as follows:

	June 30, 2020	December 31, 2019
Operating lease right-of-use assets	$2,227	$2,459

Current portion of operating lease liabilities, included in accrued liabilities	$596	$577
Operating lease liabilities, net of current portion	1,767	2,021
Total operating lease liabilities	$2,363	$2,598

Weighted average remaining lease term for operating leases (in years)	4.0	4.4
Weighted average discount rate for operating leases	6.1%	6.1%

The following represents maturities of operating lease liabilities as of June 30, 2020:

Years ending December 31,
2020 (Remainder)	$362
2021	689
2022	634
2023	610
2024	306
Thereafter	69
Total lease payments	2,670
Less: Imputed interest	(307)
Total	$2,363

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

8. Shareholders' Equity

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Common stock and additional paid-in capital
Balance, beginning of period	$58,577	$57,940	$58,537	$57,857
Share-based compensation expense	17	55	54	129
Proceeds from employee stock purchase plan	3	7	6	16
Balance, end of period	$58,597	$58,002	$58,597	$58,002

Accumulated other comprehensive loss
Balance, beginning of period	$(233)	$(137)	$(176)	$(181)
Unrealized gain on available-for-sale securities, net of tax	30	84	7	154
Foreign currency translation adjustment	(8)	9	(42)	(17)
Balance, end of period	$(211)	$(44)	$(211)	$(44)

Retained earnings (accumulated deficit)
Balance, beginning of period	$(15,730)	$(7,824)	$(13,883)	$(5,475)
Net loss	(1,937)	(2,098)	(3,784)	(4,447)
Balance, end of period	$(17,667)	$(9,922)	$(17,667)	$(9,922)

Total shareholders' equity	$40,719	$48,036	$40,719	$48,036

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

9. Long-Term Debt

Senior Convertible Notes and Warrants

On December 17, 2019, the Company completed the issuance and sale of $3,000 aggregate principal amount of secured convertible notes of the Company (the “Notes”) and warrants (the “Warrants”) to purchase 340,909 shares of common stock, par value $0.001 per share of the Company (the “Common Stock”), in a private placement transaction. The Notes and Warrants were issued and sold to Edward D. Bagley, an affiliate of the Company, on the terms and conditions of a Note Purchase Agreement dated December 8, 2019 between the Company, certain subsidiary guarantors of the Company, and Mr. Bagley. Mr. Bagley is an affiliate of the Company and was the beneficial owner of approximately 46.6% of the Company’s issued and outstanding shares of Common Stock at the time that the Notes and Warrants were issued to him.

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

The original issue discount and issuance costs are netted against the liability. The following table represents the carrying value of Notes and Warrants:

	June 30, 2020	December 31, 2019
Liability component:
Principal	$3,000	$3,000
Less: debt discount and issuance costs, net of amortization	(680)	(778)
Net carrying amount	$2,320	$2,222
Equity component(1):
Warrants	$318	$318
Conversion feature	122	122
Net carrying amount	$440	$440

(1) Recorded on the condensed consolidated balance sheets as additional paid-in capital.

Debt discount and issuance costs are amortized over the life of the note to interest expense using the effective interest method. During the three and six months ended June 30, 2020, amortization of debt discount and issuance costs was $49 and $98, respectively. The following table represents schedule of maturities of principal amount contained in the Notes as of June 30, 2020:

Year ending December 31,	Principal Amount Maturing
2020	$—
2021	360
2022	720
2023	1,920
Total principal amount	$3,000

Paycheck Protection Program Loan

On April 18, 2020, the Company, entered into a loan agreement with U.S. Bank National Association Bank, which provided for a loan in the principal amount of $1,499 (“PPP Loan”) pursuant to the Paycheck Protection Program under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement.

The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The PPP Loan contains events of default and other provisions customary for a loan of this type. The Paycheck Protection Program provides that the Loans may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. The Company intends to use the entire PPP Loan amount for qualifying expenses and to apply for forgiveness of the PPP Loan in accordance with the terms of the CARES Act.

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

Level 3 - Unobservable inputs.

The substantial majority of the Company’s financial instruments are valued using observable inputs. The following table sets forth the fair value of the financial instruments re-measured by the Company as of June 30, 2020 and December 31, 2019:

	Level 1	Level 2	Level 3	Total
June 30, 2020
Corporate bonds and notes	$—	$1,945	$—	$1,945
Municipal bonds	—	2,026	—	2,026
Total	$—	$3,971	$—	$3,971
December 31, 2019
Corporate bonds and notes	$—	$1,832	$—	$1,832
Municipal bonds	—	2,711	—	2,711
Total	$—	$4,543	$—	$4,543

11. Income Taxes

The current year loss did not result in income tax benefit due to recording a full valuation allowance against expected benefits. The valuation allowance was recorded as we concluded that it was more likely than not that our deferred tax assets were not realizable primarily due to the Company's recent pre-tax losses. Provision for income taxes for the six months ended June 30, 2020 represents income tax expense recorded for jurisdictions outside the United States.

12. Subsequent events

None.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During February 2020, we announced a new Touch-Panel Controller, a highly intuitive 10-inch touch-screen device, designed for ClearOne’s CONVERGE®  Pro 2 audio DSP mixers as well as COLLABORATE Live video conferencing room systems. Paired with CONVERGE Pro 2 DSP mixers, users can make and receive PSTN and/or VoIP conference calls, and multiparty calls with the easy-to-use on-screen dial pad. When paired with COLLABORATE Live, users can make and receive video calls as well as manage content sharing options.

COLLABORATE Space, our powerful cloud-based collaboration solution, added two new valuable features - webinar hosting and Web RTC. COLLABORATE Space Pro and Enterprise meeting plans can be upgraded to include the new Webinar feature allowing session hosts to conduct video and audio presentations for up to 1000 participants. The new Web RTC feature works with all popular browsers including Microsoft Edge, Google Chrome, Safari and Mozilla Firefox. The new Web RTC feature enables users to easily join full-featured COLLABORATE Space audio and video meetings using a browser with no downloads or plug-ins required. Users can accept meeting, webinar, and classroom invitations and join with a single click; easily sharing and viewing content within a browser window. COLLABORATE Space also added a feature where Microsoft Teams users can now enjoy a richer collaboration than that available within the Teams environment today. This richer collaboration experience includes better video quality, support for multiple cameras, support for multiple displays, and a persistent meeting space where chats, audio and video recordings, documents, meeting minutes, whiteboard sessions, and more can be shared in private or public channels for later access. Users can easily initiate a Space video meeting or join an existing Space video meeting within the MS Teams environment.

During April 2020, we introduced UNITE 20 Pro Webcam, which easily mounts on a PC or laptop to provide full 1080p30 image with an ultra wide-angle field-of-view up to 120°.  A super-high signal-to-noise ratio and advanced 2D and 3D noise reduction provides superior desktop camera video quality.

During the first six months of 2020, we continued our efforts, primarily through litigation, to stop the infringement of our strategic patents. We also continued our programs to cut costs and to speed up product development that we believe will enable us to get back to a growth path.

Overall revenue declined by 1% in the second quarter of 2020 when compared to the second quarter of 2019, primarily due to a decline in audio conferencing products and microphones mostly offset by an increase in revenue from video products. Despite the negative impact of COVID-19 and the infringement of our patents by Shure on all professional installed products our new solutions incorporating Beamforming Microphone Array Ceiling Tile ("BMA-CT") resulted in overall Beamforming Microphone Array ("BMA") revenue being significantly higher than last year. However, revenue from BMA products as well as from our pro audio products are far below the levels prior to infringement of our patents. Our revenue performance reflects an impact of the on-going harm of infringement of ClearOne’s patents despite the preliminary injunction granted against Shure as we believe Shure continues to infringe our patents and violates the preliminary injunction. The patent infringement also has negatively impacted directly the revenue from ClearOne’s other products not related to the infringed patents. Our gross profit margin decreased to 41% during the second quarter of 2020 from 46% during the second quarter of 2019. Net loss decreased from $2.1 million in the second quarter of 2019 to $1.9 million in the second quarter of 2020. The decrease was mainly due to reduction in operating costs.

During the first six months ended June 30, 2020 our revenues decreased by 5% when compared to the six months ended June 30, 2019. The decline was seen in all product categories.  Our gross profit margin increased to 45% during the first six months of 2020 from 44% during the same six months of 2019. Net loss decreased from $4.4 million in the first six months of 2019 to $3.8 million in the first six months of 2020. The decrease was mainly due to reduction in operating costs and increased gross margin.

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

Revenue from our video products are critical to our long-term growth due to significantly larger available market space for video products. We face intense competition in this market from well-established market leaders, emerging players rich with marketing funds and information technology giants offering free products and services. We expect our strategy of combining COLLABOATE Space, our cloud-based video conferencing product with COLLABORATE Live, our appliance-based media collaboration product, UNITE, our high-quality professional cameras, and our high-end audio conferencing technology will generate high growth in the near future. We believe we are also well positioned with our COLLABORATE Versa solutions incorporated with BMA-CT to capitalize on the acceleration of replacing large meeting rooms with huddle rooms.

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

Deferred Revenue

Deferred revenue remained almost the same at $0.20 million at June 30, 2020 compared to $0.17 million at December 31, 2019.

A detailed discussion of our results of operations follows below.

Results of Operations for the three and six months ended June 30, 2020

The following table sets forth certain items from our unaudited condensed consolidated statements of operations  for the three and six months ended June 30, 2020 (“2020-Q2”) ("2020-YTD") and 2019 ("2019-Q2") ("2019-YTD"), respectively, together with the percentage of total revenue which each such item represents:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2020	2019	Percentage Change 2020 vs 2019	2020	2019	Percentage Change 2020 vs 2019
Revenue	$6,357	$6,420	-1%	$12,091	$12,725	-5%
Cost of goods sold	3,739	3,481	7%	6,635	7,082	-6%
Gross profit	2,618	2,939	-11%	5,456	5,643	-3%
Sales and marketing	1,457	2,261	-36%	3,196	4,214	-24%
Research and product development	1,474	1,307	13%	2,818	2,894	-3%
General and administrative	1,526	1,475	3%	3,032	3,030	0%
Total operating expenses	4,457	5,043	-12%	9,046	10,138	-11%
Operating loss	(1,839)	(2,104)	-13%	(3,590)	(4,495)	-20%
Other income (expense), net	(93)	51	-282%	51	93	-45%
Loss before income taxes	(1,932)	(2,053)	-6%	(3,756)	(4,402)	-15%
Provision for income taxes	5	45	-89%	28	45	-38%
Net loss	$(1,937)	$(2,098)	-8%	$(3,784)	$(4,447)	-15%

Revenue

Our revenue decreased to $6.36 million in 2020-Q2 compared to $6.42 million in 2019-Q2 primarily due to an 8% decline in audio conferencing products and 15% decline in microphones category offset mostly by 40% increase in revenue from video products. Microphones category as a whole declined despite significant increase in revenues from BMA products. During the second quarter of 2020, revenue from North America increased by 15% while revenues from Asia Pacific, including the Middle East declined by 20% and revenues from Europe and Africa declined by 19%. Overall USA, Canada and Japan registered impressive growths, while China, India and the Middle East saw significant declines.

During the six months ended June 30, 2020 our revenues declined from $12.7 million to $12.1 million compared to same period in 2019 due to decline in all product categories, namely audio conferencing by 3%, microphones category by 7% and video products by 6%. During the six months ended June 30, 2020 revenues in Americas increased by 1% compared to same period in 2019.  The Asia Pacific, including the Middle East declined by 22% and the Europe and Africa increased by 6%.

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

Our gross profit margin decreased to 41% during 2020-Q2 from 46% during 2019-Q2. Gross profit declined due to increase in the share of lower margin products in the revenue mix, increased freight and tariff costs and increased inventory obsolescence costs, partially offset by a decrease in overhead costs.

Our gross profit margin decreased to 45% during 2020-H1 from 44% during 2019-H1. The gross profit margin increased primarily due to increase of higher-margin professional audio conferencing products in the revenue mix and reduction in overhead costs, partially offset by increase in inventory obsolescence costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our profitability in the near-term continues to depend significantly on our revenues from professional installed audio-conferencing products. We hold long-term inventory and if we are unable to sell our long-term inventory, our profitability might be affected by inventory write-offs and price mark-downs. Our long-term inventory includes approximately $1.5 million of wireless microphone-related finished goods and assemblies, $1.4 million of Converge Pro and Beamforming microphone array products, $0.5 million of network media streaming products and about $2.3 million of raw materials that will be used for manufacturing professional audio conferencing products. Any business changes that are adverse to these product lines could potentially impact our ability to sell our long-term inventory in addition to our current inventory.

Operating Expenses

Operating expenses include sales and marketing (“S&M”) expenses, research and product development (“R&D”) expenses and general and administrative (“G&A”) expenses. Total operating expenses were $4.5 million for 2020-Q2 compared to $5.0 million for 2019-Q2. Total operating expenses were $9.0 million for 2020-H1 compared to $10.1 million for 2019-H1. The following contains a more detailed discussion of expenses related to sales and marketing, research and product development, general and administrative, and other items.

Sales and Marketing - S&M expenses include selling, customer service, and marketing expenses such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses.

S&M expenses for 2020-Q2 decreased to $1.5 million from $2.3 million for 2019-Q2. The decrease was mainly due to decreases in trade-show related expenses, demonstration inventory costs, employee travel related expenses, and independent rep commissions, partially offset by an increase in employee benefits expenses.

S&M expenses for 2020-H1 decreased to $3.2 million from $4.2 million for 2019-H1. The decrease was mainly due to decreases in trade-show related expenses, demonstration inventory costs, employee related costs and commissions paid to independent reps.

Research and Product Development - R&D expenses include research and development, product line management, engineering services, and test and application expenses, including employee-related costs, outside services, expensed materials, depreciation, and an allocation of overhead expenses.

R&D expenses were approximately $1.5 million for 2020-Q2, as compared to $1.3 million for 2019-Q2. The increase was primarily due to increases in employee-related costs.

R&D expenses remained fairly consistent with approximately $2.8 million for 2020-H1, as compared to $2.9 million for 2019-H1.

General and Administrative - G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs, and corporate administrative costs, including costs related to financing and human resources.

G&A expenses remained consistent at $1.5 million in 2020-Q2 and 2019-Q2.

G&A expenses remained consistent at $3.0 million in 2020-H1 compared to $3.0 million in 2019-H1.

Other income (expense), net

Other income (expense), net, includes interest income and foreign currency changes. Other income remained fairly consistent between the second quarter of 2020 and 2019 and between 2020-H1 and 2019-H1.

Interest expense in the second quarter of 2020 was $109 thousand compared to no interest expense in the second quarter of 2019. Most of the interest expense was incurred due to issuance of senior convertibles notes with a face value of $3.0 million in December 2019.

Interest Expense in 2020-H1 was $217 thousand compared to no interest expense in 2019-H1. Most of the interest expense was incurred due to issuance of senior convertibles notes with a face value of $3.0 million in December 2019.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Provision for income taxes

During 2020-H1, we did not recognize any benefit from the losses incurred due to setting up of full valuation allowance. Provision for income taxes recognized for 2020-Q2 and 2020-H1 relates to foreign jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2020, our cash and cash equivalents were approximately $2.1 million compared to $4.1 million as of December 31, 2019. Our working capital was $13.8 million and $18.9 million as of June 30, 2020 and December 31, 2019, respectively.

Net cash provided by operating activities was approximately $0.1 million in 2020-H1, an increase of cash provided of approximately $1.5 million from $1.4 million of cash used in operating activities in 2019-H1. The increase in cash inflow was due to positive change in operating assets and liabilities of $0.5 million, increase in non-cash charges by $0.3 million and a decrease in net loss by $0.7 million.

Net cash used in investing activities was $3.5 million for 2020-Q2 compared to net cash used in investing activities of $7.5 million during the 2019-Q2, a decrease in cash used of $3.9 million. The decrease in cash used in investing activities was primarily due to a decrease in net cash outflows from marketable securities of approximately $5.7 million partially offset by an increase in capitalized patent defense costs by $1.7 million.

Capitalization of patent defense costs. We capitalize external legal costs incurred in the defense of our patents when we believe that a significant, discernible increase in value will result from the defense and a successful outcome of the legal action is probable. When we capitalize patent defense costs we amortize the costs over the remaining estimated useful life of the patent, which is 15 to 17 years. During 2020-Q2 we spent $2.1 million on legal costs related to the defense of our patents and capitalized the entire amount.

We are currently pursuing all available legal remedies to defend our strategic patents from infringement. We have already spent approximately $17.4 million from 2016 through June 30, 2020 towards this litigation and may be required to spend more to continue our legal defense. We believe the decision by the U.S. District Court in August 2019 granting our request for a preliminary injunction to prevent our competitor from manufacturing, marketing, and selling its competing ceiling microphone array in an infringing configuration is an incredibly valuable ruling for ClearOne and its business. We believe that the decision validates the strength and importance of ClearOne’s intellectual property rights, recognizes ClearOne’s innovations in this space, and stops our competitor from further infringing our Graham patent (U.S. Patent No.9,813,806) pending a full trial. Although there can be no assurance of any outcome of a full trial, we believe this ruling will help pave way for ClearOne’s recovery from the immense harm inflicted by our competitor's infringement of our valuable patents. However, we are not getting the full benefits of the Court’s extraordinary remedy in the form of the preliminary injunction granted against Shure with respect to infringement of our ’806 Patent as we believe that Shure, still infringes ClearOne’s patent. We have sought a Court order holding Shure in contempt for marketing and selling their new design in violation of the preliminary injunction.

We have been actively engaged in preserving cash by suspending our dividend program and allowing our share repurchase program to expire in 2018 and implementing company-wide cost reduction measures. During 2018, we raised additional proceeds of $9.9 million (net of issuance costs) from the Rights Offering. During December 2019 we raised approximately $2.7 million (net of issuance costs) from the issue of senior convertible notes. We also believe additional cash will be generated as we continue to consume our inventory and bring it down to historical levels.

We also believe that the measures taken by us will yield higher revenues in the future. We believe all of these and effective management of working capital will provide the liquidity needed to meet our operating needs through at least August 14, 2021. We also believe that our strong portfolio of intellectual property and our solid brand equity in the market will enable us to raise additional capital if and when needed to meet our short and long-term financing needs; however, there can be no assurance that, if needed, we will be successful in obtaining the necessary funds through equity or debt financing. If we need additional capital and are unable to secure financing, we may be required to further reduce expenses, delay product development and enhancement, or revise our strategy regarding ongoing litigation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At June 30, 2020, we had open purchase orders of approximately $1.9 million for purchase of inventory.

At June 30, 2020, we had inventory totaling $14.7 million, of which non-current inventory accounted for $6.5 million. This compares to total inventories of $17.7 million and non-current inventory of $6.3 million as of December 31, 2019.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2020 (in millions):

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 years
Senior convertible notes	$3.0	$0.2	$1.3	$1.5	$—
Payroll Protection Plan loan	1.5	—	1.5	—	—
Operating lease obligations	2.7	0.5	1.4	0.8	—
Purchase obligations	1.9	1.9	—	—	—
Total	$9.1	$2.6	$4.2	$2.3	$—

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

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.     CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2020 was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial and Accounting Officer. Based upon this evaluation, our Chief Executive Officer and Senior Vice President of Finance concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures effective at a reasonable assurance level as of June 30, 2020.

There has been no change in the Company's internal control over financial reporting as of June 30, 2020, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

There have been no material developments to the legal proceedings discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

ClearOne, Inc., (Registrant)

	By:	/s/ Zeynep Hakimoglu
August 13, 2020		Zeynep Hakimoglu President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

	By:	/s/ Narsi Narayanan
August 13, 2020		Narsi Narayanan Senior Vice President of Finance (Principal Accounting and Principal Financial Officer)

