Form 10-Q
period 2020-09-30
CLEARONE INC
filed 2020-11-16
CIK 840715

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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

The number of shares of ClearOne common stock outstanding as of November 16, 2020 was 18,771,257.

CLEARONE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CLEARONE, INC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$5,583	$4,064
Marketable securities	1,622	3,026
Receivables, net of allowance for doubtful accounts of $506 and $424, respectively	6,705	5,468
Inventories, net	7,838	11,441
Prepaid expenses and other assets	2,183	1,184
Total current assets	23,931	25,183
Long-term marketable securities	1,391	1,517
Long-term inventories, net	6,283	6,284
Property and equipment, net	995	1,044
Operating lease - right of use assets, net	2,082	2,459
Intangibles, net	18,494	14,009
Other assets	4,596	4,614
Total assets	$57,772	$55,110
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,355	$2,871
Accrued liabilities	3,405	3,205
Deferred product revenue	159	173
Short-term debt	395	—
Total current liabilities	8,314	6,249
Long-term debt	3,474	2,222
Operating lease liability, net of current	1,623	2,021
Other long-term liabilities	111	140
Total liabilities	13,522	10,632

Shareholders' equity:
Common stock, par value $0.001, 50,000,000 shares authorized, 18,771,257 and 16,650,725 shares issued and outstanding	19	17
Additional paid-in capital	63,348	58,520
Accumulated other comprehensive loss	(190)	(176)
Accumulated deficit	(18,927)	(13,883)
Total shareholders' equity	44,250	44,478
Total liabilities and shareholders' equity	$57,772	$55,110

See accompanying notes

CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(Dollars in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenue	$8,412	$5,992	$20,503	$18,717
Cost of goods sold	4,892	3,455	11,527	10,537
Gross profit	3,520	2,537	8,976	8,180

Operating expenses:
Sales and marketing	1,736	1,907	4,932	6,121
Research and product development	1,501	1,428	4,319	4,322
General and administrative	1,443	1,300	4,475	4,330
Total operating expenses	4,680	4,635	13,726	14,773

Operating loss	(1,160)	(2,098)	(4,750)	(6,593)

Interest expense	(108)	—	(325)	—
Other income, net	19	142	70	235

Loss before income taxes	(1,249)	(1,956)	(5,005)	(6,358)

Provision for income taxes	11	20	39	65

Net loss	$(1,260)	$(1,976)	$(5,044)	$(6,423)

Basic weighted average shares outstanding	17,000,215	16,646,323	16,768,088	16,635,954
Diluted weighted average shares outstanding	17,000,215	16,646,323	16,768,088	16,635,954

Basic loss per share	$(0.07)	$(0.12)	$(0.30)	$(0.39)
Diluted loss per share	$(0.07)	$(0.12)	$(0.30)	$(0.39)

Comprehensive loss:
Net loss	$(1,260)	$(1,976)	$(5,044)	$(6,423)
Unrealized gain/(loss) on available-for-sale securities, net of tax	4	(78)	11	76
Change in foreign currency translation adjustment	17	(50)	(25)	(67)
Comprehensive loss	$(1,239)	$(2,104)	$(5,058)	$(6,414)

See accompanying notes

CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share amounts)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(5,044)	$(6,423)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,682	1,449
Amortization of right-of-use assets	417	419
Stock-based compensation expense	55	177
Provision for doubtful accounts, net	82	78
Change of inventory to net realizable value	937	537
Changes in operating assets and liabilities:
Receivables	(1,319)	368
Inventories	2,667	2,812
Prepaid expenses and other assets	(985)	(4,186)
Accounts payable	1,484	(1,994)
Accrued liabilities	179	863
Income taxes payable	—	359
Deferred product revenue	(14)	(56)
Operating lease liabilities	(421)	(973)
Other long-term liabilities	(29)	—
Net cash used in operating activities	(309)	(6,570)

Cash flows from investing activities:
Purchase of property and equipment	(266)	(106)
Purchase of intangibles	(140)	(43)
Capitalized patent defense costs	(5,565)	(3,371)
Proceeds from maturities and sales of marketable securities	3,697	9,823
Purchases of marketable securities	(2,155)	(8,913)
Net cash used in investing activities	(4,429)	(2,610)

Cash flows from financing activities:
Issuance of common stock and warrants	4,764	—
Net proceeds from Paycheck Protection Program loan	1,499	—
Net proceeds from equity-based compensation programs	11	20
Net cash provided by financing activities	6,274	20

Effect of exchange rate changes on cash and cash equivalents	(17)	(41)

Net increase (decrease) in cash and cash equivalents	1,519	(9,201)
Cash and cash equivalents at the beginning of the period	4,064	11,211
Cash and cash equivalents at the end of the period	$5,583	$2,010

See accompanying notes

4

 CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share amounts)

The following is a summary of supplemental cash flow activities:

	Nine Months Ended September 30,
	2020	2019
Cash paid for income taxes	$23	$1
Cash paid for interest	189	—

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

These accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are not audited. Certain information and footnote disclosures that are usually included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been either condensed or omitted in accordance with SEC rules and regulations. The accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of September 30, 2020 and December 31, 2019, the results of operations for the three and nine months ended September 30, 2020 and 2019, and the cash flows for the nine months ended September 30, 2020 and 2019. The results of operations for the three and nine months ended September 30, 2020 and 2019 are not necessarily indicative of the results for a full-year period. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC.

Significant Accounting Policies:

The significant accounting policies were described in Note 1 to the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2019. There have been no changes to these policies during the nine months ended September 30, 2020 that are of significance or potential significance to the Company.

Recent accounting pronouncements: The Company has determined that recently issued accounting standards will not have a material impact on its consolidated financial position, results of operations or cash flows.

Liquidity:

As of September 30, 2020, our cash and cash equivalents were approximately $5,583 compared to $4,064 as of December 31, 2019. Our working capital was $15,617 as of September 30, 2020. Net cash used in operating activities was $309 for the nine months ended September 30, 2020, a decrease of $6,261 from $6,570 of cash used in operating activities in the nine months ended September 30, 2019.

We are currently pursuing all available legal remedies to defend our strategic patents from infringement. We have already spent approximately $19,157 from 2016 through September 30, 2020 towards this litigation and may be required to spend more to continue our legal defense. We believe the decision by the U.S. District Court in August 2019 granting our request for a preliminary injunction to prevent our competitor from manufacturing, marketing, and selling its competing ceiling microphone array in an infringing configuration is an incredibly valuable ruling for ClearOne and its business. We believe that the decision validates the strength and importance of ClearOne’s intellectual property rights, recognizes ClearOne’s innovations in this space, and stops our competitor from further infringing our Graham patent (U.S. Patent No. 9,813,806) pending a full trial. Although there can be no assurance of any outcome of a full trial, we believe this ruling will help pave the way for ClearOne’s recovery from the immense harm inflicted by our competitor's infringement of our valuable patents.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

We have been actively engaged in preserving cash by suspending our dividend program and allowing our share repurchase program to expire in 2018 and implementing company-wide cost reduction measures. We have also raised additional capital in 2018 by issuing common stock, in 2019 by issuing senior convertible notes and in 2020 by borrowing through Paycheck Protection Program and issuing common stock and warrants. In addition, we expect to generate additional cash as our inventory levels are brought down to historical levels.

We also believe that the measures taken by us will yield higher revenues in the future. We believe, although there can be no assurance, that all of these measures and effective management of working capital will provide the liquidity needed to meet our operating needs through at least November 16, 2021. We also believe that our strong portfolio of intellectual property and our solid brand equity in the market will enable us to raise additional capital if and when needed to meet our short and long-term financing needs; however, there can be no assurance that, if needed, we will be successful in obtaining the necessary funds through equity or debt financing. If we need additional capital and are unable to secure financing, we may be required to further reduce expenses, delay product development and enhancement, or revise our strategy regarding ongoing litigation.

2. Revenue Information

The following table disaggregates the Company’s revenue into primary product groups:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Audio conferencing	$2,766	$2,920	$8,201	$8,520
Microphones	2,435	2,189	6,469	6,525
Video products	3,211	883	5,833	3,672
	$8,412	$5,992	$20,503	$18,717

The following table disaggregates the Company’s revenue into major regions:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
North and South America	$6,215	$3,235	$13,570	$10,488
Asia (including Middle East) and Australia	1,149	1,931	4,145	5,764
Europe and Africa	1,048	826	2,788	2,465
	$8,412	$5,992	$20,503	$18,717

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

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(1,260)	$(1,976)	$(5,044)	$(6,423)
Denominator:
Basic weighted average shares outstanding	17,000,215	16,646,323	16,768,088	16,635,954
Dilutive common stock equivalents using treasury stock method	—	—	—	—
Diluted weighted average shares outstanding	17,000,215	16,646,323	16,768,088	16,635,954

Basic loss per common share	$(0.07)	$(0.12)	$(0.30)	$(0.39)
Diluted loss per common share	$(0.07)	$(0.12)	$(0.30)	$(0.39)

Weighted average options outstanding	511,332	561,634	528,107	572,845
Anti-dilutive options not included in the computations	511,332	561,634	528,107	572,845

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

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of securities at September 30, 2020 and December 31, 2019 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
September 30, 2020
Available-for-sale securities:
Corporate bonds and notes	$1,714	$32	$(5)	$1,741
Municipal bonds	1,266	6	—	1,272
Total available-for-sale securities	$2,980	$38	$(5)	$3,013

December 31, 2019
Available-for-sale securities:
Corporate bonds and notes	$1,814	$21	$(3)	$1,832
Municipal bonds	2,707	5	(1)	2,711
Total available-for-sale securities	$4,521	$26	$(4)	$4,543

 Maturities of marketable securities classified as available-for-sale securities were as follows at September 30, 2020:

	Amortized cost	Estimated fair value
Due within one year	$1,610	$1,622
Due after one year through five years	1,370	1,391
Due after five years	—	—
Total available-for-sale securities	$2,980	$3,013

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

Debt securities in an unrealized loss position as of September 30, 2020 were not deemed impaired at acquisition and subsequent declines in fair value are not deemed attributed to declines in credit quality. Management believes that it is more likely than not that the securities will receive a full recovery of par value, although there can be no assurance that such recovery will occur. The available-for-sale marketable securities with continuous gross unrealized loss position for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 months		More than 12 months		Total
	Estimated fair value	Gross unrealized holding losses	Estimated fair value	Gross unrealized holding losses	Estimated fair value	Gross unrealized holding losses
As of September 30, 2020
Corporate bonds and notes	$192	$5	$—	$—	$192	$5
Municipal bonds	—	—	—	—	—	—
Total	$192	$5	$—	$—	$192	$5

5. Intangible Assets

Intangible assets as of September 30, 2020 and December 31, 2019 consisted of the following:

	Estimated useful lives (years)			September 30, 2020	December 31, 2019
Tradename	5	to	7	$555	$555
Patents and technological know-how	10	to	20	24,199	18,494
Proprietary software	3	to	15	2,981	2,981
Other	3	to	5	323	323
Total intangible assets				28,058	22,353
Accumulated amortization				(9,564)	(8,344)
Total intangible assets, net				$18,494	$14,009

The amortization of intangible assets for the three months ended September 30, 2020 and 2019 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Amortization of intangible assets	$446	$354	$1,220	$1,054

The estimated future amortization expense of intangible assets is as follows:

Years ending December 31,	Amount
2020 (Remainder)	$464
2021	1,858
2022	1,858
2023	1,851
2024	1,587
Thereafter	10,876
Total	18,494

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

6. Inventories

Inventories, net of reserves, as of September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020	December 31, 2019
Current:
Raw materials	$737	$847
Finished goods	7,101	10,594
	$7,838	$11,441

Long-term:
Raw materials	$2,751	$1,915
Finished goods	3,532	4,369
	$6,283	$6,284

Long-term inventory represents inventory held in excess of our current (next 12 months) requirements based on our recent sales and forecasted level of sales. We expect to sell the above inventory, net of reserves, at or above the stated cost and believe that no loss will be incurred on its sale, although there can be no assurance of the timing or amount of any sales.

Net loss incurred on valuation of inventory at lower of cost or market value and write-off of obsolete inventory for the three months ended September 30, 2020 and 2019 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net loss incurred on valuation of inventory at lower of cost or market value and write-off of obsolete inventory	$277	$168	$937	$537

7. Leases

Rent expense is recognized on a straight-line basis over the period of the lease taking into account future rent escalation and holiday periods.

Rent expense for the three months ended September 30, 2020 and 2019 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Rent expense	$175	$147	$534	$510

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

Supplemental cash flow information related to leases was as follows:

	Nine months ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$537	$504
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$97	$—

Supplemental balance sheet information related to leases was as follows:

	September 30, 2020	December 31, 2019
Operating lease right-of-use assets	$2,082	$2,459

Current portion of operating lease liabilities, included in accrued liabilities	$594	$577
Operating lease liabilities, net of current portion	1,623	2,021
Total operating lease liabilities	$2,217	$2,598

Weighted average remaining lease term for operating leases (in years)	3.8	4.4
Weighted average discount rate for operating leases	6.1%	6.1%

The following represents maturities of operating lease liabilities as of September 30, 2020:

Years ending December 31,
2020 (Remainder)	$182
2021	689
2022	634
2023	610
2024	306
Thereafter	69
Total lease payments	2,490
Less: Imputed interest	(273)
Total	$2,217

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

8. Shareholders' Equity

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Common stock and additional paid-in capital
Balance, beginning of period	$58,597	$58,002	$58,537	$57,857
Issue of common stock and warrants	4,764	—	4,764	—
Share-based compensation expense	1	48	55	177
Proceeds from employee stock purchase plan	5	4	11	20
Balance, end of period	$63,367	$58,054	$63,367	$58,054

Accumulated other comprehensive loss
Balance, beginning of period	$(211)	$(44)	$(176)	$(181)
Unrealized gain (loss) on available-for-sale securities, net of tax	4	(78)	11	76
Foreign currency translation adjustment	17	(50)	(25)	(67)
Balance, end of period	$(190)	$(172)	$(190)	$(172)

Accumulated deficit
Balance, beginning of period	$(17,667)	$(9,922)	$(13,883)	$(5,475)
Net loss	(1,260)	(1,976)	(5,044)	(6,423)
Balance, end of period	$(18,927)	$(11,898)	$(18,927)	$(11,898)

Total shareholders' equity	$44,250	$45,984	$44,250	$45,984

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

The original issue discount and issuance costs are netted against the liability. The following table represents the carrying value of Notes and Warrants:

	September 30, 2020	December 31, 2019
Liability component:
Principal	$3,000	$3,000
Less: debt discount and issuance costs, net of amortization	(630)	(778)
Net carrying amount	$2,370	$2,222
Equity component(1):
Warrants	$318	$318
Conversion feature	122	122
Net carrying amount	$440	$440

(1) Recorded on the condensed consolidated balance sheets as additional paid-in capital.

Debt discount and issuance costs are amortized over the life of the note to interest expense using the effective interest method. During the three and nine months ended September 30, 2020, amortization of debt discount and issuance costs was $50 and $148, respectively. The following table represents schedule of maturities of principal amount contained in the Notes as of September 30, 2020:

Year ending December 31,	Principal Amount Maturing
2020	$—
2021	360
2022	720
2023	1,920
Total principal amount	$3,000

Paycheck Protection Program Loan

On April 18, 2020, the Company, entered into a loan agreement with U.S. Bank National Association Bank, which provided for a loan in the principal amount of $1,499 (“PPP Loan”) pursuant to the Paycheck Protection Program under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for approximately sixteen months after the date of disbursement.

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

Level 3 - Unobservable inputs.

The substantial majority of the Company’s financial instruments are valued using observable inputs. The following table sets forth the fair value of the financial instruments re-measured by the Company as of September 30, 2020 and December 31, 2019:

	Level 1	Level 2	Level 3	Total
September 30, 2020
Corporate bonds and notes	$—	$1,741	$—	$1,741
Municipal bonds	—	1,272	—	1,272
Total	$—	$3,013	$—	$3,013
December 31, 2019
Corporate bonds and notes	$—	$1,832	$—	$1,832
Municipal bonds	—	2,711	—	2,711
Total	$—	$4,543	$—	$4,543

11. Income Taxes

The current year loss did not result in income tax benefit due to recording a full valuation allowance against expected benefits. The valuation allowance was recorded as we concluded that it was more likely than not that our deferred tax assets were not realizable primarily due to the Company's recent pre-tax losses. Provision for income taxes for the nine months ended September 30, 2020 represents income tax expense recorded for jurisdictions outside the United States.

12. Subsequent events

None.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this report, other than statements of historical fact, are forward-looking statements for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any forward-looking statement. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are based upon reasonable assumptions at the time made, there can be no assurance that any such expectations or any forward-looking statement will prove to be correct. Our actual results will vary, and may vary materially, from those projected or assumed in the forward-looking statements. Future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not anticipate, including, without limitation, product recalls and product liability claims; infringement of our technology or assertion that our technology infringes the rights of other parties; termination of supplier relationships, or failure of suppliers to perform; inability to successfully manage growth; delays in obtaining regulatory approvals or the failure to maintain such approvals; concentration of our revenue among a few customers, products or procedures; development of new products and technology that could render our products obsolete; market acceptance of new products; introduction of products in a timely fashion; price and product competition, availability of labor and materials, cost increases, and fluctuations in and obsolescence of inventory; volatility of the market price of our common stock; foreign currency fluctuations; changes in key personnel; work stoppage or transportation risks; integration of business acquisitions; and other factors referred to in our reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2019. All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Additional factors that may have a direct bearing on our operating results are discussed in  Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q and in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

During July 2020, we were awarded a significant new patent relating to beamforming microphone array technology by the US Patent and Trademark Office. ClearOne’s innovative new patent, US Patent No. 10,728,653 (the “’653 Patent”),  describes a ceiling tile microphone that includes beamforming, acoustic echo cancellation, and adaptive acoustic processing that automatically adjusts to a room configuration. There is no language in the claims of the new patent limiting its scope to flush-mounted ceiling tile beamforming microphone arrays, as opposed to non-flush mounted ceiling tile beamforming microphone arrays. The ’653 Patent is a member of a family of patents and applications that includes US Patent No. 9,813,806. That patent family includes issued patents and patent applications that cover ceiling tile and wall tile embodiments of beamforming microphone arrays, as well as augmentation of beamforming microphone arrays with non-beamforming microphones.

During the first nine months of 2020, we continued our efforts, primarily through litigation, to stop the infringement of our strategic patents. We also continued our programs to cut costs and to speed up product development that we believe will enable us to get back to a growth path.

Overall revenue increased by 40% in the third quarter of 2020 when compared to the third quarter of 2019, primarily due to an increase in revenue from video products, microphones and personal audio conferencing products offset partially by a decrease in revenue from our professional audio products. Despite the negative impact of COVID-19 and the infringement of our patents by Shure on all professional installed products our new solutions incorporating Beamforming Microphone Array Ceiling Tile ("BMA-CT") resulted in overall Beamforming Microphone Array ("BMA") revenue continued to be significantly higher than last year. However, revenue from BMA products as well as from our pro audio products are far below the levels prior to infringement of our patents. Our revenue performance reflects an impact of the on-going harm of infringement of ClearOne’s patents despite the preliminary injunction granted against Shure as we believe Shure continues to infringe our patents and violates the preliminary injunction. The patent infringement also has negatively impacted directly the revenue from ClearOne’s other products not related to the infringed patents not withstanding a significant growth in revenue from video products this quarter. Our gross profit margin decreased to 41.8% during the third quarter of 2020 from 42.3% during the third quarter of 2019. Net loss decreased from $2.0 million in the third quarter of 2019 to $1.3 million in the third quarter of 2020. The decrease was mainly due to increase in gross margin through higher revenue and reduction in operating costs.

During the first nine months ended September 30, 2020 our revenues increased by 10% when compared to the nine months ended September 30, 2019. The increase in revenues were largely due to increase in revenue from video products partially offset by declines in  revenue from microphones and audio conferencing products.  Our gross profit margin increased to 43.8% during the first nine months of 2020 from 43.7% during the same nine months of 2019. Net loss decreased from $6.4 million in the first nine months of 2019 to $5.0 million in the first nine months of 2020. The decrease was mainly due to reduction in operating costs and increased gross margin.

We believe the decision by the U.S. District Court in August 2019 granting our request for a preliminary injunction to prevent Shure from manufacturing, marketing, and selling its competing ceiling microphone array in an infringing configuration is an incredibly valuable ruling for ClearOne and its business. The decision validates the strength and importance of ClearOne’s intellectual property rights, recognizes ClearOne’s innovations in this space, and stops Shure from further infringing the Graham patent pending a full trial. Although there can be no assurance of any outcome of a full trial, we believe this ruling will help pave the way for ClearOne’s recovery from the immense harm inflicted by Shure's infringement of our valuable patents. However, we are not getting the full benefits of the Court’s extraordinary remedy in the form of the preliminary injunction granted against Shure with respect to infringement of our ’806 Patent as we believe that Shure is still infringing ClearOne’s patent. On September 1, 2020, the U.S. District Court of Northern Illinois held that "Shure has violated the preliminary injunction order and is found in contempt because it designed the MXA910-A in such a way that allows it to be easily installed flush in most ceiling grids”. The Court also opined that, “[t]he record is clear and convincing that Shure - through its design choices - violated the injunction order by allowing integrators to install the MXA910-A in the enjoined flush configuration.” Ultimately, the Court ordered that “Shure shall no longer manufacture, market, or sell the MXA910...” . ClearOne’s motion to accuse Shure’s MXA910-US of infringing the ’806 Patent is still pending with the Court.

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

In December 2019, a novel strain of coronavirus (“COVID-19”) was first reported in Wuhan, China. The COVID-19 pandemic has continued to spread and has already caused severe global disruptions. The extent of COVID-19’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. If the pandemic continues to evolve into a severe worldwide health crisis, the disease could have a material adverse effect on our business, results of operations, financial condition and cash flows and adversely impact the trading price of our common stock. During the third quarter of 2020, we saw an increase in revenue in U.S.A. that we believe a portion of which was attributable to government stimulus programs relating to COVID-19 and a utilization of our products by a growing remote workforce. Given the uncertainty of the COVID-19 pandemic, the company does not believe these results were indicative of any trend, and there remains great uncertainty and unpredictability in how the COVID-19 pandemic and government responses to it will continue to impact our business.

Deferred Revenue

Deferred revenue remained almost the same at $0.16 million at September 30, 2020 compared to $0.17 million at December 31, 2019.

A detailed discussion of our results of operations follows below.

Results of Operations for the three and nine months ended September 30, 2020

The following table sets forth certain items from our unaudited condensed consolidated statements of operations  for the three and nine months ended September 30, 2020 (“2020-Q3”) ("2020-YTD") and 2019 ("2019-Q3") ("2019-YTD"), respectively, together with the percentage of total revenue which each such item represents:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2020	2019	Percentage Change 2020 vs 2019	2020	2019	Percentage Change 2020 vs 2019
Revenue	$8,412	$5,992	40%	$20,503	$18,717	10%
Cost of goods sold	4,892	3,455	42%	11,527	10,537	9%
Gross profit	3,520	2,537	39%	8,976	8,180	10%
Sales and marketing	1,736	1,907	-9%	4,932	6,121	-19%
Research and product development	1,501	1,428	5%	4,319	4,322	-0%
General and administrative	1,443	1,300	11%	4,475	4,330	3%
Total operating expenses	4,680	4,635	1%	13,726	14,773	-7%
Operating loss	(1,160)	(2,098)	-45%	(4,750)	(6,593)	-28%
Other income (expense), net	(89)	142	-163%	(255)	235	-209%
Loss before income taxes	(1,249)	(1,956)	-36%	(5,005)	(6,358)	-21%
Provision for income taxes	11	20	-45%	39	65	-40%
Net loss	$(1,260)	$(1,976)	-36%	$(5,044)	$(6,423)	-21%

Revenue

Our revenue increased to $8.4 million in 2020-Q3 compared to $6.0 million in 2019-Q3 primarily due to a 263% increase in video products revenue and 11% increase in microphones revenue partially offset by 5% decline in audio conferencing products revenue. Audio Conferencing category as a whole declined despite significant increase in revenues from personal conferencing products. Microphones growth continued to be led by our new solutions incorporating BMA-CT. During the third quarter of 2020, revenues from North America and Europe and Africa increased by 92% and 27%, respectively, while revenues from Asia Pacific, including the Middle East declined by 41%. Overall USA, Canada and parts of Europe registered impressive growths, while the Middle East and Japan saw significant declines.

During the nine months ended September 30, 2020 our revenues increased from $18.7 million to $20.5 million to compared to the same period in 2019 due to an increase in video products by 59%, partially offset by decline in other product categories, namely audio conferencing by 4% and microphones category by 1%. Even though microphones category declined in revenue our BMA products led by new solutions incorporating BMA-CT had significant growth compared to nine months ended September 2019. During the nine months ended September 30, 2020 revenues in Americas increased by 29% compared to the same period in 2019.  Revenues in the Asia Pacific, including the Middle East declined by 28% and the revenues in Europe and Africa increased by 13%.

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

Our gross profit margin remained fairly consistent at 41.8% during 2020-Q3 compared to 42.3% during 2019-Q3. The gross profit margin was negatively impacted due to increase in share of lower margin products in the revenue mix, increased freight and tariff costs and increased inventory obsolescence costs, partially offset by a decrease in overhead costs as a percentage of revenue.

Our gross profit margin remained fairly consistent at 43.8% during 2020-YTD from 43.7% during 2019-YTD. The gross profit margin was negatively impacted due to increase in share of lower margin products in the revenue mix, increased freight and tariff costs and increased inventory obsolescence costs, partially offset by a decrease in overhead costs as a percentage of revenue.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our profitability in the near-term continues to depend significantly on our revenues from professional installed audio-conferencing products. We hold long-term inventory and if we are unable to sell our long-term inventory, our profitability might be affected by inventory write-offs and price mark-downs. Our long-term inventory includes approximately $1.3 million of wireless microphone-related finished goods and assemblies, $1.6 million of Converge Pro and Beamforming microphone array products, $0.4 million of network media streaming products and about $2.2 million of raw materials that will be used for manufacturing professional audio conferencing products. Any business changes that are adverse to these product lines could potentially impact our ability to sell our long-term inventory in addition to our current inventory.

Operating Expenses

Operating expenses include sales and marketing (“S&M”) expenses, research and product development (“R&D”) expenses and general and administrative (“G&A”) expenses. Total operating expenses were $4.7 million for 2020-Q3 compared to $4.6 million for 2019-Q3. Total operating expenses were $13.7 million for 2020-YTD compared to $14.8 million for 2019-YTD. The following contains a more detailed discussion of expenses related to sales and marketing, research and product development, general and administrative, and other items.

Sales and Marketing - S&M expenses include selling, customer service, and marketing expenses such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses.

S&M expenses for 2020-Q3 decreased to $1.7 million from $1.9 million for 2019-Q3. The decrease was mainly due to decreases in trade-show related expenses, demonstration inventory costs and employee travel related expenses partially offset by an increase in sales commissions.

S&M expenses for 2020-YTD decreased to $4.9 million from $6.1 million for 2019-YTD. The decrease was mainly due to decreases in trade-show related expenses, demonstration inventory costs and employee travel related expenses partially offset by an increase in sales commissions.

Research and Product Development - R&D expenses include research and development, product line management, engineering services, and test and application expenses, including employee-related costs, outside services, expensed materials, depreciation, and an allocation of overhead expenses.

R&D expenses were approximately $1.5 million for 2020-Q3, as compared to $1.4 million for 2019-Q3. The increase was primarily due to increases in legal costs related to intellectual property.

R&D expenses remained consistent with approximately $4.3 million for 2020-YTD, and 2019-YTD.

General and Administrative - G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs, and corporate administrative costs, including costs related to financing and human resources.

G&A expenses increased slightly from $1.3 million in 2019-Q3 to $1.4 million in 2020-Q3. The increase was primarily due to increases in legal expenses and depreciation and amortization expenses.

G&A expenses increased slightly from $4.3 million in 2019-YTD to $4.5 million in 2020-YTD. The increase was primarily due to increases in legal expenses and depreciation and amortization expenses partially offset by decline in audit and accounting fees.

Other income (expense), net

Other income (expense), net includes interest income and foreign currency changes. Other income remained immaterial during the third quarter of 2020 and 2019 as well as during 2020-YTD and 2019-YTD.

Interest expense in the third quarter of 2020 was $108 thousand compared to no interest expense in the third quarter of 2019. Most of the interest expense was incurred due to issuance of senior convertibles notes with a face value of $3.0 million in December 2019.

Interest Expense in 2020-YTD was $325 thousand compared to no interest expense in 2019-YTD. Most of the interest expense was incurred due to issuance of senior convertibles notes with a face value of $3.0 million in December 2019.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Provision for income taxes

During 2020-YTD, we did not recognize any benefit from the losses incurred due to setting up of full valuation allowance. Provision for income taxes recognized for 2020-Q3 and 2020-YTD relates to foreign jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2020, our cash and cash equivalents were approximately $5.6 million compared to $4.1 million as of December 31, 2019. Our working capital was $15.6 million and $18.9 million as of September 30, 2020 and December 31, 2019, respectively.

Net cash used by operating activities was approximately $0.3 million in 2020-YTD, a decrease of cash used of approximately $6.3 million from $6.6 million of cash used in operating activities in 2019-YTD. The increase in cash inflow was due to positive change in operating assets and liabilities of $4.4 million, increase in non-cash charges by $0.5 million and a decrease in net loss by $1.4 million.

Net cash used in investing activities was $4.4 million for 2020-YTD compared to net cash used in investing activities of $2.6 million during the 2019-YTD, an increase in cash used of $1.8 million. The increase in cash used in investing activities was primarily due to an increase in capitalized patent defense costs by $2.4 million partially offset by a decrease in net cash outflows from marketable securities of approximately $0.6 million

Capitalization of patent defense costs. We capitalize external legal costs incurred in the defense of our patents when we believe that a significant, discernible increase in value will result from the defense and a successful outcome of the legal action is probable. When we capitalize patent defense costs we amortize the costs over the remaining estimated useful life of the patent, which is 15 to 17 years. During 2020-YTD we spent $5.6 million on legal costs related to the defense of our patents and capitalized the entire amount.

We are currently pursuing all available legal remedies to defend our strategic patents from infringement. We have already spent approximately $19.2 million from 2016 through September 30, 2020 towards this litigation and may be required to spend more to continue our legal defense. We believe the decision by the U.S. District Court in August 2019 granting our request for a preliminary injunction to prevent our competitor from manufacturing, marketing, and selling its competing ceiling microphone array in an infringing configuration is an incredibly valuable ruling for ClearOne and its business. We believe that the decision validates the strength and importance of ClearOne’s intellectual property rights, recognizes ClearOne’s innovations in this space, and stops our competitor from further infringing our Graham patent (U.S. Patent No. 9,813,806) pending a full trial. Although there can be no assurance of any outcome of a full trial, we believe this ruling will help pave way for ClearOne’s recovery from the immense harm inflicted by our competitor's infringement of our valuable patents. However, we are not getting the full benefits of the Court’s extraordinary remedy in the form of the preliminary injunction granted against Shure with respect to infringement of our ’806 Patent as we believe that Shure is still infringing ClearOne’s patent. During September 2020, the U.S District Court of Northern Illinois held Shure in contempt for marketing and selling their new design in violation of the preliminary injunction.

We have been actively engaged in preserving cash by suspending our dividend program and allowing our share repurchase program to expire in 2018 and implementing company-wide cost reduction measures. We have also raised additional capital of - $9.9 million (net of issuance costs) in 2018 by issuing common stock, $2.7 million (net of issuances costs) in 2019 by issuing senior convertible notes, $1.5 million in April 2020 by borrowing through Paycheck Protection Program and $4.8 million in September 2020 by issuing common stock and warrants. In addition, we expect to generate additional cash as our inventory levels are brought down to historical levels.

We also believe that the measures taken by us will yield higher revenues in the future. We believe, although there can be no assurance, that all of these measures and effective management of working capital will provide the liquidity needed to meet our operating needs through at least through November 16, 2021. We also believe that our strong portfolio of intellectual property and our solid brand equity in the market will enable us to raise additional capital if and when needed to meet our short and long-term financing needs; however, there can be no assurance that, if needed, we will be successful in obtaining the necessary funds through equity or debt financing. If we need additional capital and are unable to secure financing, we may be required to further reduce expenses, delay product development and enhancement, or revise our strategy regarding ongoing litigation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At September 30, 2020, we had open purchase orders of approximately $3.8 million mostly for purchase of inventory.

At September 30, 2020, we had inventory totaling $14.1 million, of which non-current inventory accounted for $6.3 million. This compares to total inventories of $17.7 million and non-current inventory of $6.3 million as of December 31, 2019.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2020 (in millions):

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 years
Senior convertible notes	$3.0	$0.3	$1.5	$1.2	$—
Payroll Protection Plan loan	1.5	0.1	1.4	—	—
Operating lease obligations	2.5	0.7	1.3	0.5	—
Purchase obligations	3.8	3.8	—	—	—
Total	$10.8	$4.9	$4.2	$1.7	$—

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

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.     CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2020 was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial and Accounting Officer. Based upon this evaluation, our Chief Executive Officer and Senior Vice President of Finance concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures effective at a reasonable assurance level as of September 30, 2020.

There has been no change in the Company's internal control over financial reporting as of September 30, 2020, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company is involved in litigation against Shure Incorporated (“Shure”) as further described in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”), which information is incorporated herein by reference.  The following recent developments amend and supplement the disclosure of the ongoing litigation proceedings against Shure as follows:

  Shure Incorporated v. ClearOne, Inc., 17-cv-3078 (N.D. of Illinois) - In this matter, the Company asserts that Shure’s MXA910 and MXA910-A infringe two ClearOne patents: U.S. Patent No. 9,635,186 (the “’186 Patent”) and U.S. Patent No. 9,813,806 (the “’806 Patent”).  On July 9, 2020, the Company moved for summary judgment, or partial summary judgment, of infringement by Shure of the ’186 and ’806 patents, and Shure moved on the same day for summary judgment of invalidity of the ’186 and ’806 patents.  On August 12, Shure also moved for summary judgment on various other aspects of the Company’s infringement claims, including arguing that the MXA910 after a recent firmware update does not infringe the ’186 Patent, that the MXA910-A and MXA910-US do not infringe the ’806 Patent, and that the Company is not entitled to lost profits or treble damages.  The motions remain pending. On September 2, 2020, the Company issued a press release announcing an order issued September 1, 2020 by Judge Edmond E. Chang of the U.S. District Court of the Northern District of Illinois holding, among other things, that “Shure has violated the preliminary injunction order and is found in contempt because it designed the MXA910-A in such a way that allows it to be easily installed flush in most ceiling grids.”
  ClearOne, Inc. v. Shure Incorporated, IPR2019-00683. On August 14, 2020, the Patent Trial and Appeals Board (the “PTAB”) issued its final written decision in this matter, holding that all but two of the original claims in Shure’s U.S. Patent No. 9,565,493 (the “’493 Patent”), claims 6 and 34, are unpatentable in light of the Company’s U.S. Patent No. 9,813,806 and other prior art, and granting Shure’s request to amend 11 claims.  On August 24, the Company filed a request for rehearing with the PTAB, arguing that the eleven amended claims are not patentable based upon the Company's allegation that Shure withheld from the PTAB two allegedly material references that render those claims unpatentable. Also on August 24, the Company filed a request for sanctions with the PTAB, arguing that Shure’s failure to disclose two material references to the PTAB violated Shure’s duty of candor.  PTAB denied both the request for hearing and request for sanctions. The Company is considering whether to appeal the PTAB's orders.
  Shure, Incorporated, et al. v. ClearOne, Inc., 19-cv-1343 (D. of Delaware). On April 14, 2020, Shure moved for a temporary restraining order and preliminary injunction to prevent the Company from selling the BMA CT and BMA CTH, alleging that these products infringed Shure’s U.S. Patent D865723 (the “D’723 Patent”). The Company opposed the motions, and on May 1, Magistrate Judge Burke issued a report and recommendation denying Shure’s request for a temporary restraining order, finding that Shure had failed to show that it would suffer irreparable harm in the absence of injunctive relief and that ClearOne had raised a “substantial question” as to the validity of the D’723 Patent (“R&R”).  On May 8, Shure filed objections to the R&R with the district court judge, and on May 15, the Company filed a response to Shure’s objections. Shure’s objections remain pending.  Shure’s motion for a preliminary injunction also remains pending.  On July 28, Judge Burke held a claim construction hearing on the D’723 Patent and issued a report and recommendation on claim construction in October 2020 that permitted Shure’s D’723 Patent claim to continue for now. Since neither party objected, the district court judge adopted the report and recommendation in November 2020.  On August 24, the parties informed the Court by letter of the PTAB’s final written decision in IPR2019-00683. In that letter, Shure indicated that it intended to assert “some or all of the amended new claims . . . once the [PTAB] issues a certificate confirming those claims,” which is not expected to occur for several months. Shure also informed the Court that it “does not currently plan to assert original claims 6 and 34 in the present litigation” and that it “is currently considering whether it will appeal the [PTAB’s] decision as to the claims found unpatentable.” In light of its request for rehearing, the Company requested that the stay remain in place. Shure also asserts in this litigation that ClearOne is liable for false advertising relating to the BMA and MXA product lines. The Company in July 2020 filed counterclaims accused Shure of false advertising. Both parties’ claims are still pending.
  ClearOne, Inc. v. Shure, Incorporated, et al., 19-cv-7285 (N.D. of Illinois) – In this matter, the Company sought a declaratory judgment of non-infringement of Shure’s D’723 Patent.  The parties disputed where Shure’s D’723 Patent should be litigated.  The Company argued that it should be litigated in this case in the Northern District of Illinois.  Shure argued that it should be litigated in Case No. 19-cv-1343 in Delaware (discussed in the preceding section).  The Delaware court decided that the dispute over the D’723 Patent should be decided in the District of Delaware.  Therefore, the Company voluntarily dismissed its action in the Northern District of Illinois without prejudice.
  Shure, Incorporated v. ClearOne. Inc., PGR2020-00079 (PTAB). In this matter, Shure challenges the patentability of the Company’s U.S. Patent No. 10,728,653 in a post grant review proceeding before the PTAB. The petition was filed on July 28, 2020, and the Company may file a response within three months. The PTAB will decide whether to grant the petition to institute the proceeding within five months of the petition, and if the PTAB institutes the proceeding, a final determination must be made no more than one year later.
24

Item 1A. RISK FACTORS

The risk factors set forth below supplement and should be read in conjunction the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Our certification of incorporation designates the Court of Chancery in the State of Delaware as the sole and exclusive forum for certain actions or proceedings that may be initiated by our stockholders, which could discourage claims or limit stockholders’ ability to make a claim against the Company, our directors, officers, and employees.

Our certificate of incorporation states that unless we consent in writing to the selection of an alternative forum, the Court of Chancery in the State of Delaware shall be the sole and exclusive forum for any stockholder to bring (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim for breach of a fiduciary duty owed by any director, officer, employee or agent of the Company to the Company or the Company's stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws or (iv) any action asserting a claim governed by the internal affairs doctrine, in each case subject to the Delaware Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein.

These exclusive forum provisions do not apply to claims under the Securities Act or the Exchange Act. The exclusive forum provision may discourage claims or limit stockholders’ ability to submit claims in a judicial forum that they find favorable and may create additional costs as a result. If a court were to determine the exclusive forum provision to be inapplicable and unenforceable in an action, we may incur additional costs in conjunction with our efforts to resolve the dispute in an alternative jurisdiction, which could have a negative impact on our results of operations.

We may require additional financing to fund future operations, which may not be available to us on acceptable terms or at all.

As of September 30, 2020, we had approximately $5.6 million of cash and cash equivalents. Although we anticipate having sufficient cash on hand, cash from future operations and cash from the sale of marketable securities to fund our operations for the next twelve months, there can be no assurance that efforts to enforce our patents will be successful or that our marketing and sales efforts will progress as anticipated or that our cash generated from operations will be as expected, and we may need additional debt or equity financing in the next twelve months to execute our business plan and to be able to continue as a going concern.  If in the future, we fail to satisfy the continued listing standards of NASDAQ, we may not be able to sell shares of our common stock.  Accordingly, if additional debt or equity financings are needed, market conditions may limit our ability to raise capital on favorable terms, or at all, and the terms of any public or private offerings of debt or equity securities likely would be significantly dilutive to existing shareholders.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)  The information required by this Item was included in the Company’s Current Report on Form 8-K as filed with the SEC on September 14, 2020 and is incorporated herein by reference.

(b) Not applicable.

(c) None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

Exhibit No.	Title of Document

10.1

Securities Purchase Agreement dated as of September 13, 2020 between ClearOne, Inc. and the purchasers a party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on September 14, 2020 and incorporated herein by reference).

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

ClearOne, Inc., (Registrant)

	By:	/s/ Zeynep Hakimoglu
November 16, 2020		Zeynep Hakimoglu President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

	By:	/s/ Narsi Narayanan
November 16, 2020		Narsi Narayanan Senior Vice President of Finance (Principal Accounting and Principal Financial Officer)

