Form 10-K
period 2020-12-31
CLEARONE INC
filed 2021-03-31
CIK 840715

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act). ☐Yes ☒No

The aggregate market value of the shares of voting common stock held by non-affiliates was approximately $11.5 million at June 30, 2020, (the Company’s most recently completed second fiscal quarter), based on the $2.00 closing price for the Company’s common stock on the NASDAQ Capital Market on such date. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

The number of shares of ClearOne common stock outstanding as of March 30, 2021 was 18,775,773.

Documents Incorporated by Reference: None

CLEARONE, INC.

Annual Report on Form 10-K For the year ended December 31, 2020

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

On September 13, 2020, the Company, entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain purchasers named therein (the “Purchasers”), pursuant to which the Company issued and sold in a registered direct offering 2,116,050 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at an offering price of $2.4925 per share, (the “Registered Offering”). The Company received gross proceeds of approximately $5,275,000 ($4,764,000 net of issuance costs) in connection with the Registered Offering, before deducting placement agent fees and related offering expenses. In a concurrent private placement, the Company issued to the Purchasers who participated in the Registered Offering warrants exercisable for an aggregate of 1,058,025 shares of common stock at an exercise price of $2.43 per share. Each warrant became immediately exercisable and had an expiry term of five years from the issuance date.

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

ITEM 1-BUSINESS

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

Our audio conferencing products contributed 37.6% and 46.3% of our consolidated revenue in 2020 and 2019, respectively.

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

ITEM 1 - BUSINESS

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

During September 2020, we shipped Conference Controller with 10-inch touch screen designed for easy control of ClearOne’s CONVERGE® Pro 2 audio DSP mixers as well as COLLABORATE® Live video conferencing room systems from a single device. The Conference Controller functions can also be conveniently accessed from a personal mobile device, eliminating the need for touching shared surfaces by downloading the free mobile apps. A perfect addition to ClearOne’s audio and video platforms, the Conference Controller can be paired with CONVERGE Pro 2 DSPs, allowing users to make and receive VoIP and/or PSTN conference calls and multiparty calls with the easy-to-use, on-screen dial pad.  When paired with COLLABORATE Live room video systems, users can make and receive video calls as well as manage content-sharing options. A modern user interface makes controlling conferencing functions as intuitive and simple as familiar mobile and tablet devices. The Conference Controller enables easy contact management with built-in search. In addition, the slim and modern industrial design blends well with modern conference-room aesthetics.

During October 2020, we announced the latest update of CONVERGENCE AV Network Manager software. The new update now has an organizational portal for multiple user accounts with support for up to 2048 combined devices and users. It also includes LDAP support and two levels of access — a secure administrator level for full access and a viewer level for monitoring with 256-bit encrypted device and user password management. CONVERGENCE software is a unified AV network management platform to monitor, control, and audit ClearOne Pro Audio and Video products and services. Remote real-time system access provides at-a-glance and all-inclusive dashboard views with unlimited scalability designed to support organizations of any size. The solution provides a powerful and elegant user interface on any browser from desktop to mobile. Users can stay up to date with email status notifications and can search, sort, and filter to find what is needed quickly. Efficient batch firmware updates can be performed on multiple audio or video devices at once. Users can also download, back up, or restore project files simultaneously for multiple CONVERGE® Pro 2 and Huddle DSP mixers, as well as their P-Link peripherals.

The software also offers many other features, such as: provisioning CONVERGE Pro 2 VoIP lines and viewing VoIP registration status; configuring and managing COLLABORATE® Live room codecs and COLLABORATE Space user accounts; and downloading logs and reports for devices, users, histories, and calls. CONVERGENCE supports integration with third-party management systems like IBM Cognos Analytics and Barco Overture via a RESTful web service interface. ClearOne’s AV network management platform is available in twelve languages.

ITEM 1 - BUSINESS

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

PROFESSIONAL MICROPHONES

Our microphones contributed 31.5% and 35.2% of our consolidated revenue in 2020 and 2019, respectively.

ITEM 1 - BUSINESS

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

During October 2020, we announced our new BMA 360, the world’s most technologically advanced Beamforming Microphone Array Ceiling Tile, delivering unequaled audio performance and deployment ease. The ClearOne BMA 360 is the world’s first truly wideband, frequency invariant beamforming mic array with uniform gain response across all frequency bands. With FiBeam™ technology, conference participants will experience the ultimate in natural and full fidelity audio across all beams and within a single beam. Deep sidelobe beamforming, DsBeam™, provides unparalleled maximum sidelobe depth, below -40 dB, resulting in superior rejection of reverberation and noise in difficult spaces for superb clarity and intelligibility.

ITEM 1 - BUSINESS

The BMA 360 is based on a dramatically new approach to beamforming that provides a new beam topology to easily achieve distortion-free, full 360-degree coverage of any room shape and any seating arrangement using ClearOne Audio Intelligence™. Further advancements in adaptive steering (think of it as smart switching) provide impeccable coverage of each conference participant as well as support for camera tracking. In addition to the advancements in beamforming technology, the 6G Acoustic Echo Cancellation (AEC) delivers unmatched per-beam full-duplex audio performance. On-board audio algorithms, like noise reduction, filtering, and Automatic Level Control, eliminate the need for per-beam processing in a DSP mixer - requiring fewer DSP mixer resources. Finally, robust built-in amplifiers, configurable as 4 x 15 Watt or 2 x 30 Watt, provide flexibility for driving loudspeakers. ClearOne’s breakthrough technologies, FiBeam, DsBeam, and 6G AEC combine to create VividVoice™, a significant advancement for professional conferencing. The integrated features in the BMA 360 significantly reduce system design complexity, simplify installation, consume less rack space, and lower system cost. The BMA 360 also supports daisy-chaining of up to three ceiling tiles via P-Link for divisible rooms, or larger conference setups – for simpler wiring, longer distances, and lower-cost deployments compared to networked “home-run” connections via Ethernet. ClearOne’s BMA technology is protected by at least a dozen patents and pending patent applications.

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

VIDEO

Our video products include video collaboration and AV networking products. Our video products contributed 30.9% and 18.4% of our consolidated revenue in 2020 and 2019, respectively.

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

COLLABORATE Space, our powerful cloud-based collaboration solution, added two new valuable features in 2020 - webinar hosting and Web RTC. COLLABORATE Space Pro and Enterprise meeting plans can be upgraded to include the new Webinar feature allowing session hosts to conduct video and audio presentations for up to 1000 participants. The new Web RTC feature works with all popular browsers including Microsoft Edge, Google Chrome, Safari and Mozilla Firefox. The new Web RTC feature enables users to easily join full-featured COLLABORATE Space audio and video meetings using a browser with no downloads or plug-ins required. Users can accept meeting, webinar, and classroom invitations and join with a single click; easily sharing and viewing content within a browser window. COLLABORATE Space also added a feature where Microsoft Teams users can now enjoy a richer collaboration than that available within the Teams environment today. This richer collaboration experience includes better video quality, support for multiple cameras, support for multiple displays, and a persistent meeting space where chats, audio and video recordings, documents, meeting minutes, whiteboard sessions, and more can be shared in private or public channels for later access. Users can easily initiate a Space video meeting or join an existing Space video meeting within the MS Teams environment. Bring your own video and web conferencing – COLLABORATE Versa series offer a USB PTZ camera, a speakerphone and a central hub that connects the laptop to the meeting room peripherals via single USB 3.0 connectivity. COLLABORATE Versa, compatible with Cisco WebEx®, Google Hangouts®, Microsoft Skype for Business® and more, is also bundled with 90-days subscription of Spontania cloud video, audio and web conferencing. This solution is targeted at huddle spaces and medium conference rooms.

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

ITEM 1 - BUSINESS

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

AV Networking

Our AV networking products are primarily sold under VIEW® Pro and VIEW Lite brands and deliver the ultimate IP A/V experience by streaming time sensitive high definition audio and video and control over TCP/IP networks. By combining audio and/or video content, meta-data and control signals into one digital stream in harmony with industry standards, its distributed, edge of the network architecture allows the hardware and the processing power to be distributed across any existing TCP/IP network. This leverages many of the advantages of using TCP/IP over traditional analog systems and other centrally controlled IP-based systems. VIEW Pro products are powered by ClearOne’s patented StreamNet® technology. A user can activate and control a single audio source or combination of audio sources, video sources, security systems, HVAC systems, lighting, and other room or facility monitoring functions such as paging or security access by just a single touch to its attractive touch screens. Alternatively, any PC, laptop, tablet, iPod, or other device with a built-in web browser can control the equipment connected to the system. VIEW Pro systems have no limits on the numbers of sources, displays, or amplifiers in a project and can be used in venues from high-end residential homes to large-scale commercial projects. The number of devices could be determined by the network bandwidth availability, number of media streams and its bandwidth requirements.

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

VIEW CONSOLE software gives integrators a comprehensive platform from which to configure, manage, monitor, and control VIEW Pro system installation using an easy, modern interface. The new toolset, which spotlights the latest in advanced software development technologies, works across ClearOne’s full line of VIEW Pro products. In 2017, we released an updated version of VIEW CONSOLE and PANORAMA software applications.

During 2018, our AV Networking line of products was strengthened by the introduction of VIEW Lite. The VIEW Lite series which includes an encoder, a decoder and a controller, provide essential functionality that meets the full needs of simple AV over IP applications while simultaneously delivering superb price-to-performance value.

ITEM 1 - BUSINESS

PROFESSIONAL AUDIO AND VIDEO HOME OFFICE SOLUTIONS

During November 2020, we introduced Aura™, a comprehensive range of Good, Better and Best packages of enterprise quality audio, video, audio-video options and a free COLLABORATE® Space lifetime subscription, the award-winning video collaboration app to meet the growing home office market demand for professional audio and video collaboration solutions that match the quality found in a traditional corporate office.

COVID 19 pandemic had brought long lasting changes to the workplace. Home has become the new office for tens of millions of professionals who now need a work environment every bit as productive as their corporate office. Aura was developed to deliver that much-needed enterprise quality experience in the home. For homeowners, prospective homebuyers, builders, architects and designers, the purpose-built home office is rapidly replacing the home theater in importance. Aura solutions are geared for high performance professionals across multiple industries. Aura meets this growing need for easy to purchase and install commercial quality solutions that deliver HDConference® audio and true-to-life video technology through a variety of professional microphone, audioconferencing, videoconferencing, camera and collaboration component choices that optimize home office acoustic and aesthetic aspirations. Designed to be easily installed by both homeowners and installers, Aura owners are also supported by a dedicated sales and support team that is available 24/7.

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

Our product sales generated in the United States and outside the United States for the years ended December 31 are as follows:

Revenue in millions	2020		2019
	Revenue	%	Revenue	%
In the United States	$18.0	62%	$13.5	54%
Outside United States	11.1	38%	11.6	46%
	$29.1	100%	$25.1	100%

We sell directly to our distributors and resellers in approximately 56 countries worldwide. We anticipate that the portion of our total product revenue from international sales will continue to be a significant portion of our total revenue as we further enhance our focus on developing new products, establishing new channel partners, strengthening our presence in key growth areas, complying with regional environmental regulatory standards, and improving product localization with country-specific product documentation and marketing materials.

Distributors, Resellers and Independent Integrators

We sold our products directly to approximately 312 distributors and direct resellers throughout the world during 2020. Distributors and resellers purchase our products at a discount from list price and resell them worldwide to hundreds of independent systems integrators, telephony value-added resellers, IT value-added resellers, and PC dealers on a non-exclusive basis. Our distributors maintain their own inventory and accounts receivable and are required to provide technical and non-technical support for our products to the next level of distribution participants. We work with our distributors and resellers to establish appropriate inventory stocking levels. We also work with our distributors and resellers to maintain relationships with our existing systems integrators, dealers, and other value-added resellers.

ITEM 1 - BUSINESS

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

Customers

Since we sell through distributors and value-added resellers, we do not have comprehensive information on end-users who ultimately use our products. As a result, we do not know whether any end-user accounted for more than 10% of our total revenue during any of the periods reported in this Annual Report. Our customers are distributors and value-added resellers. During the year ended December 31, 2020, no distributor accounted for more than 10% of our total consolidated revenue. During the year ended December 31, 2019 one distributor with approximately 11% of the consolidated revenue accounted for more than 10% of consolidated revenue .

As discussed above, distributors facilitate product sales to a large number of independent systems integrators, dealers, and value-added resellers, and subsequently to their end-users. The loss of one or more distributors could reduce revenue and have a material adverse effect on our business and results of operations. Our orders fulfilled on which we had not recognized revenue were $0.1 million and $0.2 million as of December 31, 2020 and 2019, respectively. We had a backlog of unfulfilled orders of approximately $1.0 million and $0.2 million as of December 31, 2020 and 2019, respectively.

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

ITEM 1 - BUSINESS

In the professional audio conferencing system and sound reinforcement markets our main competitors include AcousticMagic, Biamp, BOSE, Crestron, Extron, Harman (Samsung), Peavey, Phoenix Audio, Poly, QSC, Shure, Symetrix, Vaddio and Yamaha and any original equipment manufacturing (OEM) partners, along with several other companies potentially poised to enter the market.

Our primary competitors in the USB-based speakerphones market are Jabra, Logitech, Phoenix Audio, Plantronics, Poly, Sennheiser, Yamaha and Yealink and any OEM partners.

In the tabletop conference phones, we face significant competition from Avaya/Konftel, Phoenix Audio, Poly, Yamaha and Yealink, and from any OEM partnerships. A significant portion of the tabletop market is covered by sales through OEM partnerships.

In the microphones market, our primary competitors include AKG, Audio Technica, Audix, Avlex/Mipro, Beyerdynamic, Biamp, Clock Audio, Lectrosonics, Nureva, Mediavision/Taiden, Poly, Phoenix Audio, Sennheiser, Shure, TeachLogic, TOA, Yamaha and Vaddio and any OEM partners.

Our video conferencing products face tremendous competition from well established players as well as emerging players, including Acano/CISCO, Adobe Connect, Amazon Chime, Avaya (Radvision), Aver, Barco, Blackboard Collaborate, Blue Jeans, Cisco, Citrix, Fuze, Huawei, InFocus, Kramer, LifeSize, Magor, Pexip, Poly, Microsoft, Starleaf, UNIFY, Videxio, Vidyo, Yealink, Zoom and ZTE.

Our AV networking products face intense competition from a few well-established corporations of diversified capabilities and strengths, including Atlona, Aurora Multimedia, Barco, Biamp, Crestron, Extron, Gefen, Haivision, Hall Research, Harman, Infocus (Jupiter), Key Digital, Kramer, Liberty AV, Magenta Research, Matrox, Mediasite, Ncast, RGB Spectrum, voLANte, Teracue, tvONE, VBrick, Visionary Solutions, WyreStorm and ZeeVee. We believe that our software based patented technology delivers superior audio and video streaming performance and flexibility and provides us with a competitive edge over other industry players.

Sources and Availability of Raw Materials

We manufacture our products through electronics manufacturing services (“EMS”) providers, who are generally responsible for sourcing and procuring required raw materials and components. Most of the components that our EMS providers require for manufacturing our products are readily available from a number of sources. During 2020, we witnessed a significant tightening of the electronics market with demand for electronic products especially for memories and processors far exceeding the supply caused price increases and longer fulfillment cycles. COVID-19 completely disrupted the entire supply chain and extended the already lengthy fulfillment cycles. Continued tariff wars between USA and China created more uncertainty with respect to pricing and consequently affected the supply chain.

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

ITEM 1 - BUSINESS

Research and Product Development

We are committed to research and product development and view our continued investment in research and product development as a key ingredient to our long-term business success. Our research and product development expenditures were approximately $5.5 million and $5.8 million during the years ended December 31, 2020 and 2019, respectively.

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

As of December 31, 2020, we had approximately 85 patents and 10 pending patent applications, including foreign counterpart patents and foreign applications. Our patents and pending patent applications cover a wide range of our products and services including, but not limited to acoustic echo cancellation, beamforming microphone arrays, systems that enable streaming media over IP networks, algorithms for video processing, wireless conferencing systems, spatial audio, and technologies for the Internet of Things. The durations of our patents are determined by the laws of the country of issuance. For the U.S., patents may be 17 years from the date of issuance of the patent or 20 years from the date of its filing, depending upon when the patent application was filed. In addition, we hold numerous U.S. trademarks. The laws of foreign countries may not protect our intellectual property to the same degree as the laws of the United States.

We will obtain patents and other intellectual property rights used in connection with our business when practicable and appropriate. Our intellectual property policy is to protect our products, technology and processes by asserting our intellectual property rights where appropriate and prudent. From time to time, assertions of infringement of certain patents or other intellectual property rights of others have been made against us. In addition, the Company is involved in patent infringement lawsuits against Shure Inc. ("Shure"). See Note 8 – Commitments and Contingencies – Legal Proceedings – Intellectual Property Litigation for a discussion of these legal proceedings.

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

Employees

As of December 31, 2020, we had 126 full-time employees. Of these employees, 76 were located in the U.S. and 50 in locations outside the U.S. None of our employees are subject to a collective bargaining agreement and we believe our relationship with our employees is good. We also hire contractors with specific skill sets to meet our operational needs.

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

We initiated remedial measures and conducted an evaluation of the effectiveness of our internal control over financial reporting for the years 2019 and 2020 based on the framework set forth in Internal Control - Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and concluded that remediation of the material weakness identified during the 2017 audit has been completed.

We conducted an evaluation of the effectiveness of our internal control over financial reporting for years 2019 and 2020 based on the framework set forth in Internal Control - Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission, concluding that our internal control over financial reporting was effective as of December 31, 2019 and December 31, 2020, respectively.

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

ITEM 1A - RISK FACTORS

We have identified two significant deficiencies in internal control over financial reporting, and if we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. Any failure of these controls could also prevent us from maintaining accurate accounting records and discovering accounting errors and financial fraud.

In the course of completing its assessment of internal control over financial reporting as of December 31, 2020, management did not identify any material weaknesses but did identify the continued existence of two significant deficiencies in the lack of end user segregation in our accounting system and a failure to following update procedures relating to updating inventory standard costs. Specifically, management believes that we may not be able to adequately segregate responsibility over financial transaction processing and reporting. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting, that is less severe than a material weakness yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting. Although we are unable to remediate the end user segregation significant deficiency with current personnel, we are mitigating its potential impact, primarily through a review of all employee’s access rights in our accounting system.

In addition, management’s assessment of internal controls over financial reporting may identify additional weaknesses and conditions that need to be addressed or other potential matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting or disclosure of management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

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

ITEM 1A - RISK FACTORS

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

We outsource the manufacturing of all of our products to electronics manufacturing services (“EMS”) providers located outside the U.S. If any of these EMS providers experience (i) difficulties in obtaining sufficient supplies of components, (ii) component prices significantly exceeding anticipated costs, (iii) an interruption in their operations, or (iv) otherwise suffers capacity constraints, we could experience a delay in production and shipping of these products, which would have a negative impact on our revenue. Should there be any disruption in services due to natural disaster, economic or political difficulties, transportation restrictions, acts of terror, quarantines or other restrictions associated with infectious diseases, or other similar events, or any other reason, such disruption could have a material adverse effect on our business. Operating in the international outsourcing environment exposes us to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, and potentially adverse tax consequences, which could materially affect our results of operations. Currently, we have no second source of manufacturing for a large portion of our products.

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

We hold approximately $4.6 million in long-term inventories. There can be no assurance that we will be able to successfully anticipate changing consumer preferences and product trends or economic conditions and, as a result, we may not successfully monetize our long-term inventory. Inventory levels in excess of consumer demand may result in inventory write-downs and the sale of excess inventory at discounted prices, which could have an adverse effect on the image and reputation of our brands and negatively impact profitability.

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

As of December 31, 2020, we had approximately $3.8 million of cash and cash equivalents. Although we anticipate having sufficient cash on hand, cash from future operations and cash from the sale of marketable securities to fund our operations for the next twelve months, there can be no assurance that efforts to enforce our patents will be successful or that our marketing and sales efforts will progress as anticipated or that our cash generated from operations will be as expected, and we may need additional debt or equity financing in the next twelve months to execute our business plan and to be able to continue as a going concern. If in the future, we fail to satisfy the continued listing standards of NASDAQ, we may not be able to sell shares of our common stock. Accordingly, if additional debt or equity financings are needed, market conditions may limit our ability to raise capital on favorable terms, or at all, and the terms of any public or private offerings of debt or equity securities likely would be significantly dilutive to existing shareholders.

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

ITEM 1A - RISK FACTORS

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

As of December 31, 2020, there were outstanding options to acquire approximately 843,446 shares of our common stock at a weighted average exercise price of $6.60 per share. During the terms of these options, the holders thereof will have the opportunity to profit from an increase in the market price of the common stock. The existence of these options may adversely affect the terms on which we can obtain additional financing, and the holders of these options can be expected to exercise such options at a time when we, in all likelihood, would be able to obtain additional capital by offering shares of our common stock on terms more favorable to us than those provided by the exercise of these options.

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

Our intangible assets include capitalized legal expenses net of amortization of $16.6 million related to our defense of patents from infringement by our competitors. Legal expenses have been capitalized upon satisfaction of two conditions: (a) a determination being made that a successful defense of this litigation is probable, and (b) that the monetary benefits arising out of such successful defense will be in excess of the costs for the defense. If either one of these conditions fail to be satisfied in the future, the carrying amount in the books may have to be written off either completely or partially. There can be no assurance that we will be successful in the defense of these litigation claims, in whole or in part.

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

We occupy a 950 square-foot facility in Austin, Texas under the terms of an operating lease expiring in October 2022. This facility supports our sales, marketing, customer support, and research and development activities.

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

ITEM 3. LEGAL PROCEEDINGS

See Note 8 – Commitments and Contingencies-Legal Proceedings of the Notes to Consolidated Financial Statements (Part II, Item 8) for information regarding legal proceedings in which we are involved, which is incorporated in this Item 3 by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NASDAQ Capital Market under the symbol CLRO. On March 30, 2021, there were 18,775,773  shares of our common stock issued and outstanding held by approximately 300 shareholders of record. Each broker dealer or a clearing corporation that holds shares for customers is counted as a single shareholder of record.

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

OVERVIEW

ClearOne is a global market leader enabling conferencing, collaboration and network streaming solutions. The performance and simplicity of our advanced, comprehensive solutions offer unprecedented levels of functionality, reliability and scalability.

We derive a major portion of our revenue from audio conferencing products and microphones by primarily promoting our products in the professional audio-visual channel. We have extended our total addressable market from the installed audio conferencing market to adjacent complementary markets – microphones, video collaboration and AV networking. We have achieved this historically through strategic technological acquisitions as well as by internal product development.

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

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During July 2020, we were awarded a significant new patent relating to beamforming microphone array technology by the US Patent and Trademark Office. ClearOne’s innovative new patent, US Patent No. 10,728,653 (the “’653 Patent”),  describes a ceiling tile microphone that includes beamforming, acoustic echo cancellation, and adaptive acoustic processing that automatically adjusts to a room configuration. There is no language in the claims of the new patent limiting its scope to flush-mounted ceiling tile beamforming microphone arrays, as opposed to non-flush mounted ceiling tile beamforming microphone arrays. The ’653 Patent is a member of a family of patents and applications that includes US Patent No. 9,813,806 (the “’806 Patent”). That patent family includes issued patents and patent applications that cover ceiling tile and wall tile embodiments of beamforming microphone arrays, as well as augmentation of beamforming microphone arrays with non-beamforming microphones.

During September 2020, we shipped Conference Controller with 10-inch touch screen designed for easy control of ClearOne’s CONVERGE® Pro 2 audio DSP mixers as well as COLLABORATE® Live video conferencing room systems from a single device. The Conference Controller functions can also be conveniently accessed from a personal mobile device, eliminating the need for touching shared surfaces by downloading the free mobile apps. A perfect addition to ClearOne’s audio and video platforms, the Conference Controller can be paired with CONVERGE Pro 2 DSPs, allowing users to make and receive VoIP and/or PSTN conference calls and multiparty calls with the easy-to-use, on-screen dial pad.  When paired with COLLABORATE Live room video systems, users can make and receive video calls as well as manage content-sharing options. A modern user interface makes controlling conferencing functions as intuitive and simple as familiar mobile and tablet devices. The Conference Controller enables easy contact management with built-in search. In addition, the slim and modern industrial design blends well with modern conference-room aesthetics. During 2020, we continued our efforts, primarily through litigation, to stop the infringement of our strategic patents. We also maintained our programs to cut costs and to speed up product development that we believe will enable us to get back to a growth path.

During October 2020, we announced the latest update of CONVERGENCE AV Network Manager software. The new update now has an organizational portal for multiple user accounts with support for up to 2048 combined devices and users. It also includes LDAP support and two levels of access — a secure administrator level for full access and a viewer level for monitoring with 256-bit encrypted device and user password management. CONVERGENCE software is a unified AV network management platform to monitor, control, and audit ClearOne Pro Audio and Video products and services. Remote real-time system access provides at-a-glance and all-inclusive dashboard views with unlimited scalability designed to support organizations of any size. The solution provides a powerful and elegant user interface on any browser from desktop to mobile. Users can stay up to date with email status notifications and can search, sort, and filter to find what is needed quickly. Efficient batch firmware updates can be performed on multiple audio or video devices at once. Users can also download, back up, or restore project files simultaneously for multiple CONVERGE® Pro 2 and Huddle DSP mixers, as well as their P-Link peripherals.

The software also offers many other features, such as: provisioning CONVERGE Pro 2 VoIP lines and viewing VoIP registration status; configuring and managing COLLABORATE® Live room codecs and COLLABORATE Space user accounts; and downloading logs and reports for devices, users, histories, and calls. CONVERGENCE supports integration with third-party management systems like IBM Cognos Analytics and Barco Overture via a RESTful web service interface. ClearOne’s AV network management platform is available in twelve languages.

During October 2020, we also announced our new BMA 360, the world’s most technologically advanced Beamforming Microphone Array Ceiling Tile, delivering unequaled audio performance and deployment ease. The ClearOne BMA 360 is the world’s first truly wideband, frequency invariant beamforming mic array with uniform gain response across all frequency bands. With FiBeam™ technology, conference participants will experience the ultimate in natural and full fidelity audio across all beams and within a single beam. Deep sidelobe beamforming, DsBeam™, provides unparalleled maximum sidelobe depth, below -40 dB, resulting in superior rejection of reverberation and noise in difficult spaces for superb clarity and intelligibility. The BMA 360 is based on a dramatically new approach to beamforming that provides a new beam topology to easily achieve distortion-free, full 360-degree coverage of any room shape and any seating arrangement using ClearOne Audio Intelligence™. Further advancements in adaptive steering (think of it as smart switching) provide impeccable coverage of each conference participant as well as support for camera tracking.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to the advancements in beamforming technology, the 6G Acoustic Echo Cancellation (AEC) delivers unmatched per-beam full-duplex audio performance. On-board audio algorithms, like noise reduction, filtering, and Automatic Level Control, eliminate the need for per-beam processing in a DSP mixer - requiring fewer DSP mixer resources. Finally, robust built-in amplifiers, configurable as 4 x 15 Watt or 2 x 30 Watt, provide flexibility for driving loudspeakers. ClearOne’s breakthrough technologies, FiBeam, DsBeam, and 6G AEC combine to create VividVoice™, a significant advancement for professional conferencing. The integrated features in the BMA 360 significantly reduce system design complexity, simplify installation, consume less rack space, and lower system cost. The BMA 360 also supports daisy-chaining of up to three ceiling tiles via P-Link for divisible rooms, or larger conference setups – for simpler wiring, longer distances, and lower-cost deployments compared to networked “home-run” connections via Ethernet. ClearOne’s BMA technology is protected by at least a dozen patents and pending patent applications.

During November 2020, we introduced Aura™, a comprehensive range of Good, Better and Best packages of enterprise quality audio, video, audio-video options and a free COLLABORATE® Space lifetime subscription, the award-winning video collaboration app to meet the growing home office market demand for professional audio and video collaboration solutions that match the quality found in a traditional corporate office. COVID 19 pandemic had brought long lasting changes to the workplace. Home has become the new office for tens of millions of professionals who now need a work environment every bit as productive as their corporate office. Aura was developed to deliver that much-needed enterprise quality experience in the home. For homeowners, prospective homebuyers, builders, architects and designers, the purpose-built home office is rapidly replacing the home theater in importance. Aura solutions are geared for high performance professionals across multiple industries. Aura meets this growing need for easy to purchase and install commercial quality solutions that deliver HDConference® audio and true-to-life video technology through a variety of professional microphone, audioconferencing, videoconferencing, camera and collaboration component choices that optimize home office acoustic and aesthetic aspirations. Designed to be easily installed by both homeowners and installers, Aura owners are also supported by a dedicated sales and support team that is available 24/7.

During 2020, our overall revenue increased by 16% when compared to revenue during 2019. The increase in revenues were largely due to increase in revenue from video products, also helped by increase in revenue from microphones and partially offset by declines in  revenue from audio conferencing products. Despite the negative impact of COVID-19 and the infringement of our patents by Shure on all professional installed products, our new solutions incorporating Beamforming Microphone Array Ceiling Tile ("BMA-CT") resulted in overall Beamforming Microphone Array ("BMA") revenue being significantly higher than last year. However, revenue from BMA products as well as from our pro audio products are far below the levels prior to infringement of our patents. Our revenue performance reflects an impact of the on-going harm of infringement of ClearOne’s patents despite the preliminary injunction granted against Shure as we believe Shure continues to infringe our patents and violates the preliminary injunction. The patent infringement also has negatively impacted directly the revenue from ClearOne’s other products not related to the infringed patents notwithstanding a significant growth in revenue from video products this year. Our gross profit margin decreased to 43.2% during 2020 from 44.7% during 2019. Net profit changed from net loss of $8.4 million in 2019 to net income of $0.5 million in 2020. The change from net loss to net income is primarily due to recognition of income tax refund receivable of approximately $7.1 million arising out of the carryback of net operating losses that became possible due to the enactment of the CARES Act, as well as an increase in gross profit due to increase in revenues and decrease in operating costs.

We believe the decision by the U.S. District Court in August 2019 granting our request for a preliminary injunction to prevent Shure from manufacturing, marketing, and selling its competing ceiling microphone array in an infringing configuration is an incredibly valuable ruling for ClearOne and its business. The decision validates the strength and importance of ClearOne’s intellectual property rights, recognizes ClearOne’s innovations in this space, and stops Shure from further infringing the '806 patent pending a full trial. Although there can be no assurance of any outcome of a full trial, we believe this ruling will help pave the way for ClearOne’s recovery from the immense harm inflicted by Shure's infringement of our valuable patents. However, we are not getting the full benefits of the Court’s extraordinary remedy in the form of the preliminary injunction granted against Shure with respect to infringement of our ’806 Patent as we believe that Shure is still infringing ClearOne’s patent. On September 1, 2020, the U.S. District Court of Northern Illinois held that "Shure has violated the preliminary injunction order and is found in contempt because it designed the MXA910-A in such a way that allows it to be easily installed flush in most ceiling grids”. The Court also opined that, “[t]he record is clear and convincing that Shure - through its design choices - violated the injunction order by allowing integrators to install the MXA910-A in the enjoined flush configuration.” Ultimately, the Court ordered that “Shure shall no longer manufacture, market, or sell the MXA910...” . ClearOne’s motion to accuse Shure’s MXA910-US of infringing the ’806 Patent is still pending with the Court.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our video products and beamforming microphone arrays, especially BMA-CT and the newly introduced BMA 360 are critical to our long term growth. We face intense competition in this market from well-established market leaders as well as emerging players rich with marketing funds. We expect our strategy of combining Collaborate Space, our cloud-based video conferencing product, Collaborate Live, our appliance-based media collaboration product, our high quality professional cameras, and our high-end audio conferencing technology will generate high growth in the near future.

We derive a significant portion of our revenue (approximately 38% for the year ended December 31, 2020) from international operations and expect this trend to continue in the future. Most of our revenue from outside the U.S. is billed in U.S. dollars and is not exposed to any significant currency risk. However, we are exposed to foreign exchange risk if the U.S. dollar is strong against other currencies as it will make U.S. Dollar denominated prices of our products less competitive.

In December 2019, a novel strain of coronavirus (“COVID-19”) started spreading from China and was declared a pandemic. The COVID-19 pandemic caused severe global disruptions and had varying impact on our business.  The installed audio conferencing market was negatively impacted due to lockdowns, postponement of projects and restrictions on installers to visit commercial sites. On the other hand, COVID-19 generated higher than normal demand for our video products and personal conferencing products due to the significant expansion of work-from-home market. The extent of COVID-19’s effect on our operational and financial performance will depend on future developments, including the vaccination rate, effectiveness of vaccines especially on novel strains of COVID-19, government regulations, etc., all of which are uncertain and difficult to predict considering the rapidly evolving landscape. If the pandemic continues to be a severe worldwide health crisis, the disease could have a material adverse effect on our business, results of operations, financial condition and cash flows and adversely impact the trading price of our common stock.

Deferred Revenue

Deferred revenue decreased from $173 thousand in 2019 to $123 thousand in 2020.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCUSSION OF RESULTS OF OPERATIONS

The following table sets forth certain items from our consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2020 and 2019, together with the percentage change each item represents. Throughout this discussion, we compare results of operations for the year ended December 31, 2020 (“2020”) to the year ended December 31, 2019 (“2019” or “the comparable period”).

(In thousands, except percentages)	2020	2019	Change% Favorable (Adverse)
Revenue	$29,069	$25,042	16%
Cost of goods sold	16,510	13,849	19%
Gross profit	12,559	11,193	12%
Sales and marketing	6,728	7,935	15%
Research and product development	5,512	5,775	5%
General and administrative	5,886	6,045	3%
Total operating expenses	18,126	19,755	8%
Operating loss	(5,567)	(8,562)	35%
Loss before income taxes	(5,924)	(8,352)	29%
Provision for (benefit from) income taxes	(6,429)	56	11580%
Net income (loss)	$505	$(8,408)	106%

Revenue

Our revenue increased to $29.1 million in 2020 compared to $25.0 million in 2019. The highest increase was seen in video products with a 95% increase, followed by an increase in microphones of 4%. These increases were partially offset by a 6% decline in audio conferencing.  The increase in revenue from video products was mainly fueled by growth in demand for media collaboration products. Microphones increased in revenue on the back of significant growth from BMA products despite decline in revenues from other microphones. Except personal audio conferencing products, which had a significant increase in revenues, all other categories under audio conferencing declined in revenue during 2020. We believe the on-going infringement of ClearOne’s patents is the major cause of our revenue decline in certain categories of audio conferencing and microphones.

The share of audio conferencing products in our product mix declined sharply from 46% in 2019 to 38% in 2020. The share of microphones in the revenue mix marginally dropped from 35% in 2019 to 31% in 2020. Share of video products in the revenue mix jumped up significantly from 18% in 2019 to 31% in 2020.

During 2020, revenue increased significantly in North America and Europe, while it declined considerably in China and the Middle East.  Asia Pacific including the Middle East decreased by 23%, Europe and Africa increased by 47% and the Americas increased by approximately 30%.

We believe, although there can be no assurance, that we can sustain our revenue growth and return to generating operating profits through our strategic initiatives namely product innovation, cost reduction and defense of our intellectual property.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cost of Goods Sold and Gross Profit

Cost of goods sold (“COGS”) includes expenses associated with finished goods purchased from outsourced manufacturers, the manufacture of our products (including material and direct labor), our manufacturing and operations organization, property and equipment depreciation, warranty expense, freight expense, and the allocation of overhead expenses.

Our gross profit during 2020 was approximately $12.6 million or 43% compared to approximately $11.2 million or 45% in 2019. The gross profit margin was negatively impacted due to increase in share of lower margin products in the revenue mix, increased freight and tariff costs and increased inventory obsolescence costs, partially offset by increased deferral of overhead costs added to the inventory.

Our profitability in the near-term continues to depend significantly on our revenues from audio conferencing products. We hold long-term inventory and if we are unable to sell our long-term inventory, our profitability might be affected by inventory write-offs and price mark-downs. Our long-term inventory includes approximately $1.1 million of wireless microphone-related finished goods and assemblies, $0.9 million of Converge Pro and Beamforming microphone array products, $0.3 million of network media streaming products and about $1.9 million of raw materials that will be used primarily for manufacturing installed professional audio conferencing products.

Operating Expenses and Profits (Losses)

Operating income (loss), or income (loss) from operations, is the surplus or deficit after operating expenses are deducted from gross profits. Operating expenses include sales and marketing (“S&M”) expenses, research and product development (“R&D”) expenses and general and administrative (“G&A”) expenses. Total operating expenses were $18.1 million in 2020, compared to $19.8 million in 2019. The following contains a more detailed discussion of expenses related to sales and marketing, research and product development, general and administrative, and other items.

Sales and Marketing S&M expenses include sales, customer service, and marketing expenses such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses.

S&M expenses in 2020 decreased by 15% from $7.9 million in 2019 to  $6.7 million in 2020.  The decrease was mainly due to decreases in trade-show related expenses, demonstration inventory costs and employee travel related expenses partially offset by an increase in sales commissions.

Research and Product Development R&D expenses include research and development, product line management, engineering services, and test and application expenses, including employee-related costs, outside services, expensed materials, depreciation, and an allocation of overhead expenses.

R&D expenses decreased from $5.8 million in 2019 to $5.5 million in 2020 . The decrease was primarily due to decreases in employee-related costs partially offset by increase in consulting expenses and project related expenses.

General and Administrative G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs, and corporate administrative costs, including costs related to finance and human resources.

G&A expenses were approximately $5.9 million in 2020 compared with approximately $6.0 million in 2019. The slight decrease was primarily due to decreases in audit and accounting fees, stock based compensation, miscellaneous taxes and overhead allocations, partially offset by increases in legal expenses and amortization of intangible assets.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Provision for income taxes

The effective tax benefit rate was 110% (benefit) in 2020 as compared to the effective tax rate of 1% during 2019. Income tax benefit for 2020 was $6.4 million as compared to an income tax provision of $0.1 million in 2019. The significant change in income taxes was primarily due to recognition of income tax refunds receivable of approximately $7.1 million arising out of the carryback of net operating losses that became possible due to the enactment of the CARES Act. Since the company had set up a full valuation allowance against net operating losses from earlier years, the carryback of these losses resulted in the recognition of a substantial tax benefits. We have been recording a valuation allowance against net deferred tax assets since 2018 and have not been claiming tax benefit for our losses as we have concluded that it is more likely than not that our deferred tax assets were not realizable, primarily due to our recent pre-tax losses.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

As of December 31, 2020, our cash and cash equivalents were approximately $3.8 million compared to $4.1 million as of December 31, 2019. Our working capital was $22.2 million and $18.9 million as of December 31, 2020 and 2019, respectively.

Net cash flows used in operating activities were approximately $1.0 million during 2020, a decrease of approximately $3.7 million from $4.7 million used in operating activities in 2019. The decrease in cash used was primarily due to a decrease in net loss by $8.9 million and an increase in non-cash charges of $1.1 million, partially offset by an increase in cash outflows due to change in operating assets and liabilities of $6.4 million which includes an increase of $7.5 million in income tax receivable, partially offset among other things by decrease in inventories by $2.4 million.

Net cash used in investing activities was $5.5 million in 2020 compared to $5.1 million in 2019, an increase in cash used of $0.4 million. The increase in cash used in investing activities was primarily due to increase of about $1.6 million in the capitalization of our patent defense costs partially offset by increase in net cash inflows from marketable securities of approximately $1.4 million.

Capitalization of patent defense costs. We capitalize external legal costs incurred in the defense of our patents when we believe that a significant, discernible increase in value will result from the defense and a successful outcome of the legal action is probable. When we capitalize patent defense costs we amortize the costs over the remaining estimated useful life of the patent, which is 15 to 17 years. During 2020 we spent $6.7 million of legal costs related to the defense of our patents and capitalized the entire amount.

We are currently pursuing all available legal remedies to defend our strategic patents from infringement. We have already spent approximately $20.3 million from 2016 through 2020 towards this litigation and may be required to spend more to continue our legal defense. We believe the decision by the U.S. District Court in August 2019 granting our request for a preliminary injunction to prevent our competitor from manufacturing, marketing, and selling its competing ceiling microphone array in an infringing configuration is an incredibly valuable ruling for ClearOne and its business. We believe that the decision validates the strength and importance of ClearOne’s intellectual property rights, recognizes ClearOne’s innovations in this space, and stops our competitor from further infringing our Graham patent (U.S. Patent No. 9,813,806) pending a full trial. Although there can be no assurance of any outcome of a full trial, we believe this ruling will help pave way for ClearOne’s recovery from the immense harm inflicted by our competitor's infringement of our valuable patents. However, we are not getting the full benefits of the Court’s extraordinary remedy in the form of the preliminary injunction granted against Shure with respect to infringement of our ’806 Patent as we believe that Shure is still infringing ClearOne’s patent. During September 2020, the U.S District Court of Northern Illinois held Shure in contempt for marketing and selling their new design in violation of the preliminary injunction.

Net cash provided by financing activities was $6.3 million during 2020 compared to net cash provided by financing activities of $2.7 million during 2019, an increase in cash provided of $3.6 million. The increase was primarily to cash inflows from issuance of common stock and borrowing through the Paycheck Protection Program.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We have been actively engaged in preserving cash by suspending our dividend program and allowing our share repurchase program to expire in 2018 and implementing company-wide cost reduction measures. We have also raised additional capital of - $9.9 million (net of issuance costs) in 2018 by issuing common stock, $2.7 million (net of issuances costs) in 2019 by issuing senior convertible notes, $1.5 million in April 2020 by borrowing through the Paycheck Protection Program and $4.8 million in September 2020 by issuing common stock and warrants. In addition, we expect to generate additional cash as our inventory levels are brought down to historical levels.

We also believe that the measures taken by us will yield higher revenues in the future. We believe, although there can be no assurance, that all of these measures and effective management of working capital will provide the liquidity needed to meet our operating needs through at least through March 31, 2022. We also believe that our strong portfolio of intellectual property and our solid brand equity in the market will enable us to raise additional capital if and when needed to meet our short and long-term financing needs; however, there can be no assurance that, if needed, we will be successful in obtaining the necessary funds through equity or debt financing. If we need additional capital and are unable to secure financing, we may be required to further reduce expenses, delay product development and enhancement, or revise our strategy regarding ongoing litigation.

At December 31, 2020, we had open purchase orders of approximately $3.4 million mostly for purchase of inventory.

At December 31, 2020, we had inventory totaling $15.1 million, of which non-current inventory accounted for $4.6 million. This compares to total inventories of $17.7 million and non-current inventory of $6.3 million as of December 31, 2019.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2020 (in millions):
	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 years
Senior Convertible Notes	$3.0	$0.4	$2.6	$—	$—
Payroll Protection Program borrowing	1.5	0.3	1.2	—	—
Operating lease obligations	2.3	0.7	1.2	0.4	—
Purchase obligations	3.4	3.4	—	—	—
Total	$10.2	$4.8	$5.0	$0.4	$—

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue and Associated Allowances for Revenue Adjustments and Doubtful Accounts

The Company recognizes revenue when it satisfies a performance obligation. The Company recognizes revenue from sales agreements upon transferring control of a product to the customer. This typically occurs when products are shipped or delivered, depending on the delivery terms, or when products that are consigned at customer locations are sold to dealers or end users. Revenue recognized during the twelve months ended December 31, 2020 for equipment sales was $28.7 million, and for software, licenses, etc. was $0.4 million. Sales returns and allowances are estimated based on historical experience. Provisions for discounts and rebates to customers, estimated returns and allowances, ship and credit claims and other adjustments are provided for in the same period the related revenues are recognized, and are netted against revenues. For returns, the Company recognizes a related asset for the right to recover returned products with a corresponding reduction to cost of goods sold. The Company reviews warranty and related claims activity and records provisions, as necessary.

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

The Company has elected to record freight and handling costs associated with outbound freight after control over a product has transferred to a customer as a fulfillment cost and include it in cost of revenues. Taxes assessed by government authorities on revenue-producing transactions, including value-added and excise taxes, are presented on a net basis (excluded from revenues) in the Consolidated Statements of Operations and Comprehensive Income (Loss).

The details of deferred revenue and associated cost of goods sold and gross profit are as follows (in thousands):

	As of December 31,
	2020	2019
Deferred revenue	$123	$173
Deferred cost of goods sold	—	—
Deferred gross profit	$123	$173

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

To the extent we establish a valuation allowance in a period, we must include and expense the allowance within the tax provision in the consolidated statement of operations. In accordance with ASC Topic 740, “Accounting for Income Taxes”, we analyzed our valuation allowance at December 31, 2020 and determined that based upon available evidence it is more likely than not that certain of our net deferred tax assets will not be realized and, accordingly, we have recorded a full valuation allowance against these deferred tax assets in the amount of $11.2 million. Please refer to Note 13 - Income Taxes in the Notes to Consolidated Financial Statements for additional information.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Senior Vice President of Finance, as appropriate, to allow for timely decisions regarding required disclosure. As required by Rule 13a-15 under the Exchange Act, we have completed an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Senior Vice President of Finance, of the effectiveness and the design and operation of our disclosure controls and procedures as of December 31, 2020. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based upon this evaluation, our Chief Executive Officer and Senior Vice President of Finance concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2020.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the framework set forth in Internal Control - Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using that criteria, management concluded that the design and operation of our internal control over financial reporting were effective as of December 31, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our directors and executive officers as of April 29, 2019.

Name	Age	Position	Director or Officer Since
Zeynep “Zee” Hakimoglu	66	Chairman, Chief Executive Officer, and President	2006
Larry R. Hendricks	77	Director *	2003
Lisa B. Higley	53	Director *	2020
Eric L. Robinson	54	Director *	2015
Bruce Whaley	70	Director *	2019
Narsi Narayanan	50	Senior Vice President of Finance and Corporate Secretary	2009
*	Member of the Audit and Compliance Committee, Compensation Committee and Nominating Committee

Zee Hakimoglu is our President, Chief Executive Officer and Chairman. She joined our company in December 2003 as Vice President of Product Line Management with additional responsibility for Research & Development and was appointed President and Chief Executive Officer in July 2004; she has served as a director of our company since April 2006 and was named Chairman of the Board in July 2007. Prior to joining ClearOne, Ms. Hakimoglu has held senior executive level positions for a variety of high-tech Silicon Valley firms in such areas as business development, product marketing, engineering and product-line management. She served as Vice President of Product Line Management for a publicly traded developer of fiber optic subsystems and components, from December 2001 to December 2002; and, President of a manufacturer of fiber optic test equipment and components, from August 2000 to November 2001. From October 1998 to August 2000, she was Vice President of Business Development for Kaifa Technology and was instrumental in its acquisition by E-Tek Dynamics and later by JDS Uniphase. Through these acquisitions, she held the role of Deputy General Manager of the Kaifa Technology business unit. From May 1982 until it was acquired in September 1996, Ms. Hakimoglu held various positions including Vice President of Wireless Engineering and Vice President of the Wireless Business Unit for Aydin Corp., a global telecommunications equipment company that formerly traded on the New York Stock Exchange. Ms. Hakimoglu earned a Bachelor of Science Degree in Physics from California State College, Sonoma, and a Master's Degree in Physics from Drexel University.

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

Lisa B. Higley was appointed a director of our company effective July 20, 2020. Ms. Higley has been self-employed as a CPA since June 2009. Previously, she was the CFO for Daisy D’s Paper Company from March 2007 until January 2009, where she managed all aspects of the company’s financial and accounting responsibilities. Additionally, Ms. Higley was the CFO for Tunex International from April 2006 to March 2007 where she was accountable for all financial aspects of the corporation. Prior to that, Ms. Higley was a staff tax accountant at Wisen, Smith, Racker & Prescott LLP from February 2004 to April 2006. Ms. Higley earned her Bachelor of Science in Accounting from the University of Oregon and her MBA from Utah State University, and has been a Utah CPA since 2004. Ms. Higley is the daughter of Edward D. Bagley, our former Chairman of the Board. Mr. Edward D. Bagley beneficially owns 44% of our issued and outstanding common stock.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act, of 1934 as amended, requires our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership on Form 3 and reports of changes of ownership of our equity securities on Forms 4 and 5. Officers, directors, and greater than 10% shareholders are required to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of the reports and amendments to reports furnished to us for the year ended December 31, 2019, we believe that each person who, at any time during such fiscal year was a director, officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such period, except for the following: Larry Hendricks, a director, filed one Form 4 late for one transaction; Bruce Whaley, a director, filed one Form 4 late for one transaction and Dallin E Bagley, a greater than 10% shareholder filed one Form 4 late for three transactions.

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

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table sets forth the compensation paid or earned by each named executive officer for the years ended December 31, 2020 and 2019.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Salary	Option Awards(1)	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Zeynep Hakimoglu - Chief Executive Officer and President
Year ended December 31, 2020	$355,000	$68,500	$—	$—	$423,500
Year ended December 31, 2019	$355,000	$—	$—	$—	$355,000
Narsi Narayanan - Senior Vice President of Finance
Year ended December 31, 2020	$196,500	$41,100	$—	$—	$237,600
Year ended December 31, 2019	$196,500	$—	$—	$—	$196,500

(1)

The amounts in the “Option Awards” column reflect the aggregate grant date fair value of awards of stock options granted pursuant to our long-term incentive plans during the periods reported above, computed in accordance with FASB ASC Topic 718, Compensation - Stock Compensation.   The assumptions made in the valuation of our option awards and the material terms of option awards are disclosed in Note 10 - Share-Based Compensation in our Notes to Consolidated Financial Statements included in Part IV of this Form 10-K.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information on the holdings of stock options by the named executive officers as of December 31, 2020.

Name	Number of Securities Underlying Unexercised Options		Option Exercise Price ($)	Option Grant Date	Option Expiration Date
	Exercisable	Unexercisable
Zeynep Hakimoglu	10,000	—	5.480	08-05-2011	08-05-2021
	25,000	—	3.920	05-11-2012	05-11-2022
	25,000	—	8.220	08-22-2013	08-22-2023
	40,000	—	8.340	09-12-2014	09-12-2024
	50,000	—	11.960	03-11-2016	03-11-2026
	10,000	—	11.000	12-14-2016	12-14-2026
	40,000	—	9.900	06-01-2017	06-01-2027
	—	50,000	2.500	12-14-2020	12-14-2026
Narsi Narayanan	10,000	—	5.480	08-05-2011	08-05-2021
	20,000	—	3.920	05-11-2012	05-11-2022
	15,000	—	8.220	08-22-2013	08-22-2023
	20,000	—	8.340	09-12-2014	09-12-2024
	25,000	—	11.960	03-11-2016	03-11-2026
	2,500	—	11.000	12-14-2016	12-14-2026
	20,000	—	9.900	06-01-2017	06-01-2027
	—	25,000	2.500	12-14-2020	12-14-2030

(1)

One-third of the shares underlying each stock option vest on the first anniversary of the grant date and the remaining shares vest equally over a period of 24 months following the first anniversary of the grant date.

OPTION EXERCISES AND STOCK VESTED

There were no exercises of stock options by named executive officers during  2020. There were no equity awards that vested for the named executive officers during 2020.

DIRECTOR COMPENSATION

The following table summarizes the compensation paid by us to non-employee directors for the year ended December 31, 2020. Ms. Hakimoglu did not receive additional compensation for her service as a director.

Name	Fees Earned or Paid in Cash	Option Awards	Other Compensation	Total
Larry R. Hendricks	33,600	—	—	33,600
Lisa B. Higley	11,250	—	—	11,250
Eric L. Robinson	40,800	—	—	40,800
Bruce Whaley	33,600	—	—	33,600

Historically, the Company's non-employee directors have received an annual grant of stock options to purchase 10,000 shares of the Company's common stock, of which one-third of the shares vest on the first anniversary of the grant date, and the remaining vest in equal monthly increments over the subsequent 24-month period. However, the Board decided to terminate the annual stock option award to non-employee directors in 2018, and consequently, no such grants were made in 2020. All directors are reimbursed by the Company for their out-of-pocket travel and related expenses, if any, incurred in attending all Board of Directors and committee meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding ownership of our common stock as of March 28, 2021, except as otherwise stated, by (i) each director and nominee for director, (ii) the named executive officers, (iii) all of our named executive officers and directors as a group, and (iv) each person known to us to be the beneficial owner of more than 5% of our outstanding common stock.

	Shares Beneficially Owned
	Currently Owned	Currently Owned Percent (2)	Shares that could be acquired within 60 days	Total (2)	Percent (2)
Name of Beneficial Owner (1)	(A)	(B)	(C)	(D)	(E)
Directors and Executive Officers:
Zeynep Hakimoglu	865,341	4.61%	205,015	1,070,356	5.01%
Larry R. Hendricks	4,048	0.02%	55,000	59,048	0.28%
Lisa B. Higley (3)	14,501	0.08%	—	14,501	0.07%
Eric L. Robinson	65	—%	28,333	28,398	0.13%
Bruce Whaley	9,000	0.05%	—	9,000	0.04%
Narsi Narayanan	—	—%	112,500	112,500	0.53%
Total (Directors and Officers)	892,955	4.76%	400,848	1,293,803	6.06%
5% Shareholders:
Edward D. Bagley	8,348,357	44.46%	1,862,917	10,211,274	47.77%
E. Bryan Bagley	1,236,630	6.59%	336,675	1,573,305	7.36%

(1)	Except as otherwise indicated, each person named in the table has sole voting and investment power, subject to applicable community property law. Except as otherwise indicated, each person may be reached at our corporate offices c/o ClearOne, Inc., 5225 Wiley Post Way, Suite 500, Salt Lake City, Utah 84116.
(2)

The percentages shown in Column (B) are calculated based on 18,775,773 shares of common stock outstanding on March 29, 2021. The numbers shown in Column (D) and percentages shown in Column (E) include the shares of common stock actually owned as of March 29, 2021 and the shares of common stock that the identified person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares of common stock that each identified person or group had the right to acquire within 60 days of March 29, 2021 upon the exercise of the stock options, secured convertible notes and warrants shown in Column (C) are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by the persons or groups listed above.

(3)

This information is based upon the Form 3 filed with the SEC as of July 20, 2020. Lisa Higley, who was appointed a Director effective July 20, 2020, is the daughter of Edward D. Bagley, and each of them has previously disclaimed beneficial ownership of common stock beneficially owned by the other. The share amounts indicated for Ms. Higley do not include any shares held by Edward D. Bagley.  The share amounts indicated for Ms. Higley do not include 6,546 shares owned by her spouse and 2,252,636 shares held by a trust in which she is a co-trustee.

(4)

Mr. Edward D. Bagley may be deemed to own an additional 2,252,636 shares of common stock that are deemed to be owned by his wife, Carolyn Bagley, as a result of her acting as one of four co-trustees of a trust. Mr. Bagley may be deemed to own an additional 355,257 shares of common stock that Carolyn Bagley owns individually. Mr. Bagley, however, disclaims beneficial ownership of these shares that may be indirectly beneficially owned by Mr. Bagley and they are excluded from the amounts reported in the table above. Mr. Edward D. Bagley has sole voting and dispositive power over 10,211,274 shares (including the shares that may be acquired pursuant to exercise of options to purchase 28,333 shares of common stock, secured convertible notes to purchase 1,149,289 shares of common stock and warrants to purchase 685,295 shares of common stock) and shared voting and dispositive power over the 355,257 shares held by Mr. Edward D. Bagley’s spouse. This information is based upon Schedule 13D/A and Form 4 as filed by Mr. Bagley with the SEC in September 2020 and December 2020, respectively. E. Bryan Bagley, who resigned as Director effective November 6, 2012, is the son of Edward D. Bagley, and each of them has previously disclaimed beneficial ownership of common stock beneficially owned by the other. Lisa Higley, who was appointed a Director effective July 20, 2020, is the daughter of Edward D. Bagley, and each of them has previously disclaimed beneficial ownership of common stock beneficially owned by the other. The share amounts indicated for Mr. Edward D. Bagley do not include any shares held by E. Bryan Bagley or Lisa Higley.

(5)	Mr. E. Bryan Bagley has sole voting and dispositive power over 1,573,305 shares (including the shares that may be acquired pursuant to exercise of secured convertible notes to purchase 229,857 shares of common stock and warrants to purchase 106,818 shares of common stock) This information is based upon Schedule 13D/A as filed by E. Bryan Bagley with the SEC in September 2020. E. Bryan Bagley, who resigned as Director effective November 6, 2012, is the son of Edward D. Bagley, and each of them has previously disclaimed beneficial ownership of common stock beneficially owned by the other. The share amounts indicated for Mr. E. Bryan Bagley do not include any shares held by Edward D. Bagley. The share amounts indicated for Mr. E. Bryan Bagley do not include 2,252,636 shares held by a trust in which he is a co-trustee.
41

 Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2020, relating to equity compensation plans of the Company (including individual compensation arrangements) pursuant to which equity securities of the Company are authorized for issuance.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options and rights	(b) Weighted‑Average Exercise Price of Outstanding Options and Rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity Compensation Plans Approved by Stockholders	843,446	$6.60	1,035,276
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	843,446	$6.60	1,035,276

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

Related Party Transactions: Consulting Agreement with Edward D. Bagley

On June 3, 2015, the Company entered into a Consulting Agreement with Edward D. Bagley, former Chairman of the Board and greater than 10% shareholder (“Consulting Agreement”) which became effective on July 29, 2015 for an initial term of three years which was renewed in 2018 for an additional term of three years through 2021. Pursuant to the terms of the Consulting Agreement Mr. Bagley is paid a fee of $5,000 per month and is eligible to participate in our equity incentive programs and will be granted stock options commensurate with grants of stock options made to our directors.  During 2020, he was paid $60,000 as consulting fees but was not awarded any stock options.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

amounts:

	2020	2019
Audit fees(1)	$210,500	$242,520
Audit-related fees(2)	26,523	3,400
Tax fees(3)	52,900	45,700
All other fees	—	—
Total	$289,923	$291,620

(1)	Represents fees billed for professional services rendered for the audit and reviews of our financial statements filed with the SEC on Forms 10-K and 10-Q.

(2)	Represents fees billed for consents provided with respect to registration statements and related amendments.

(3)	Represents fees billed for tax filing, preparation, and tax advisory services.

Pre-Approval Policies and Procedures

The Audit and Compliance Committee ensures that we engage our independent registered public accounting firm to provide only audit and non-audit services that are compatible with maintaining the independence of our public accountants. The Audit and Compliance Committee approves or pre-approves all services provided by our public accountants. Permitted services include audit and audit-related services, tax services and other non-audit related services. Certain services are identified as restricted. Restricted services are those services that may not be provided by our external public accountants, whether identified in statute or determined to be incompatible with the role of an independent auditor. All fees identified in the preceding table were approved by the Audit and Compliance Committee. During 2020, the Audit and Compliance Committee reviewed all non-audit services provided by our independent registered public accounting firm and concluded that the provision of such non-audit services was compatible with maintaining the independence of the external public accountants.

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

3.	Exhibits: The exhibits listed under the Index of exhibits in the next page are filed or incorporated by reference as part of this Form 10-K.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	Exhibit Incorporated Herein by Reference	Filing Date
3.1	Certificate of Incorporation of ClearOne, Inc.	8-K	3.1	10/29/18
3.2	Bylaws	8-K	3.2	10/29/18
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	4.1	03/30/20
10.1	1997 Employee Stock Purchase Plan	S-8	4.9	10/06/06
10.2	1998 Stock Option Plan	S-8	4.8	10/06/06
10.3	2007 Equity Incentive Plan	S-8	4.7	01/22/08
10.4	ClearOne, Inc. Equity Incentive Plan	S-8	4.8	01/26/16
10.5	Amendment No. 1 to the ClearOne, Inc. Equity Incentive Plan	S-8	4.11	06/30/15
10.6	ClearOne, Inc. Employee Stock Purchase Plan	S-8	4.3	06/30/15
14.1	Code of Ethics, approved by the Board of Directors on August 23, 2006	10-K	14.1	09/14/06
21.1†	Subsidiaries of the registrant
23.1†	Consent of Tanner LLC, Independent Registered Public Accounting Firm
31.1†	Section 302 Certification of Chief Executive Officer
31.2†	Section 302 Certification of Chief Financial Officer
32.1†	Section 906 Certification of Chief Executive Officer
32.2†	Section 906 Certification of Chief Financial Officer
101.INS‡	XBRL Instance Document
101.SCH‡	XBRL Taxonomy Extension Schema
101.CAL‡	XBRL Taxonomy Extension Calculation Linkbase
101.DEF‡	XBRL Taxonomy Extension Definitions Linkbase
101.LAB‡	XBRL Taxonomy Extension Label Linkbase
101.PRE‡	XBRL Taxonomy Extension Presentation Linkbase

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

CLEARONE, INC.

Registrant

/s/ Zeynep Hakimoglu
Zeynep Hakimoglu
President, Chief Executive Officer and Chairman of the Board
March 31, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Zeynep Hakimoglu	/s/ Narsi Narayanan
Zeynep Hakimoglu	Narsi Narayanan
President, Chief Executive Officer and Chairman of the Board	Senior Vice President of Finance
(principal executive officer)	(principal accounting and principal financial officer)
March 31, 2021	March 31, 2021

/s/ Eric L. Robinson	/s/ Larry R. Hendricks
Eric L. Robinson	Larry R. Hendricks
Director	Director
March 31, 2021	March 31, 2021

/s/ Bruce Whaley	/s/ Lisa B. Higley
Bruce Whaley	Lisa B. Higley
Director	Director
March 31, 2021	March 31, 2021

CLEARONE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of ClearOne, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of ClearOne, Inc. and subsidiaries (collectively, the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the consolidated financial statements).  In our opinion, the consolidated financial statements present fairly, in all material aspects, the financial position of ClearOne as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Capitalized patent defense costs

As described in Notes 3 and 8 to the consolidated financial statements, the Company is involved in litigation against a competitor related to intellectual property rights. The Company has capitalized legal expenses related to the defense of certain patents as intangible assets on the balance sheet based on the satisfaction of two conditions: (i) a determination being made that a successful defense is probable, and (ii) that the monetary benefits arising out of such a successful defense will be in excess of the costs for the defense.

| F-1 |

We identified the capitalization of patent defense costs as a critical audit matter because evaluating the likelihood of potential outcomes of the litigation as well as determining the expected monetary benefit involves significant judgment by management. This required a high degree of auditor judgement and subjectivity in performing procedures and evaluating audit evidence related to management’s assertions that a successful defense is probable and that the monetary benefits will be in excess of the costs.

Addressing this critical audit matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others: (1) testing of legal expenses related to the litigation, (2) obtaining and evaluating a legal confirmation obtained from the Company’s lead counsel in the case (3) obtaining and evaluating a legal opinion letter from another third party intellectual property law firm related to their evaluation of the likelihood of potential outcomes of the litigation based on their review of the case, (4) reviewing and evaluating management’s cost analysis, (5) obtaining and evaluating an expert witness damages report and, (6) evaluating the reasonableness of management’s assumptions.

Assessment of lower of cost or net realizable value of inventories

As described in Notes 1 and 4 to the consolidated financial statements, inventories totaling $15,053,000 as of December 31, 2020 are stated at the lower of cost or market.  The Company performs analyses to identify and estimate the net realizable value of excess or slow-moving inventories based on forecasted future product demand.

We identified the inventory valuation as a critical audit matter because of the significant balance of inventory held by the Company and because forecasting future product demand involves significant judgement by management. This required a high degree of auditor judgement, subjectivity and effort in performing procedures and evaluating audit evidence to evaluate management’s assumptions related to estimating the reserve of obsolete and slow-moving inventory.

Addressing this critical audit matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others: (1) evaluating management’s process for estimating obsolete and slow moving inventory levels, (2) comparing historical sales trends and inventory consumption reports for selected products to quantities on hand in order to evaluate potential excess or obsolete inventory, (3) evaluating and discussing forecasts and expectations with management as well as assumptions regarding alternative uses, and (4) evaluating the reasonableness of management’s assumptions.

We have served as the Company’s auditor since October 14, 2015.

/s/ TANNER LLC

Salt Lake City, Utah
March 31, 2021

| F-2 |

CLEARONE, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$3,803	$4,064
Marketable securities	1,117	3,026
Receivables, net of allowance for doubtful accounts of $506 and $424, respectively	5,194	5,468
Inventories, net	10,463	11,441
Income tax receivable	7,169	110
Prepaid expenses and other assets	1,536	1,074
Total current assets	29,282	25,183
Long-term marketable securities	1,762	1,517
Long-term inventories, net	4,590	6,284
Property and equipment, net	906	1,044
Operating lease – right of use assets, net	1,936	2,459
Intangibles, net	19,248	14,009
Other assets	4,599	4,614
Total assets	$62,323	$55,110
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,950	$2,871
Accrued liabilities	2,352	3,205
Deferred product revenue	123	173
Short-term debt	672	—
Total current liabilities	7,097	6,249
Long-term debt	3,245	2,222
Operating lease liability, net of current	1,489	2,021
Other long-term liabilities	678	140
Total liabilities	12,509	10,632
Shareholders’ equity:
Common stock, par value $0.001, 50,000,000 shares authorized, 18,775,773 and 16,650,725 shares issued and outstanding, respectively	19	17
Additional paid-in capital	63,359	58,520
Accumulated other comprehensive loss	(186)	(176)
Accumulated deficit	(13,378)	(13,883)
Total shareholders’ equity	49,814	44,478
Total liabilities and shareholders’ equity	$62,323	$55,110

See accompanying notes

| F-3 |

CLEARONE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share amounts)

	Year ended December 31,
	2020	2019
Revenue	$29,069	$25,042
Cost of goods sold	16,510	13,849
Gross profit	12,559	11,193

Operating expenses:
Sales and marketing	6,728	7,935
Research and product development	5,512	5,775
General and administrative	5,886	6,045
Total operating expenses	18,126	19,755

Operating loss	(5,567)	(8,562)
Interest expense	(436)	(26)
Other income, net	79	236
Loss before income taxes	(5,924)	(8,352)
Provision for (benefit from) income taxes	(6,429)	56
Net income (loss)	$505	$(8,408)

Basic income (loss) per common share	$0.03	$(0.51)
Diluted income (loss) per common share	$0.03	$(0.51)

Basic weighted average shares outstanding	17,271,629	16,638,580
Diluted weighted average shares outstanding	17,325,351	16,638,580

Comprehensive income (loss):
Net income (loss)	$505	$(8,408)
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities, net of tax	8	68
Change in foreign currency translation adjustment	(18)	(63)
Comprehensive income (loss)	$495	$(8,403)

See accompanying notes

| F-4 |

CLEARONE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands)

	Year ended December 31, 2020	Year ended December 31, 2019
Common stock and paid-in capital
Balance, beginning of period	$58,537	$57,857
Issuance of common stock	4,764	—
Issuance of warrants and senior convertible notes	—	440
Share-based compensation expense	63	217
Proceeds from employee stock purchase plan	14	23
Balance, end of period	$63,378	$58,537

Accumulated other comprehensive loss
Balance, beginning of period	$(176)	$(181)
Unrealized gain on available-for-sale securities, net of tax	8	68
Foreign currency translation adjustment	(18)	(63)
Balance, end of period	$(186)	$(176)

Accumulated deficit
Balance, beginning of period	$(13,883)	$(5,475)
Net income (loss)	505	(8,408)
Balance, end of period	$(13,378)	$(13,883)

Total shareholders' equity	$49,814	$44,478

See accompanying notes

| F-5 |

CLEARONE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$505	$(8,408)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	2,313	1,914
Amortization of right of use of assets	563	561
Share-based compensation expense	63	217
Provision for doubtful accounts, net	82	(207)
Write-down of inventory to net realizable value	1,517	891
Loss on disposal of assets	—	34
Changes in operating assets and liabilities:
Receivables	192	1,511
Inventories	1,155	3,565
Prepaid expenses and other assets	(417)	(4,148)
Accounts payable	1,079	(858)
Accrued liabilities	(865)	627
Income taxes receivable	(7,087)	368
Deferred product revenue	(50)	(110)
Operating lease liabilities	(570)	(557)
Other long-term liabilities	538	(56)
Net cash used in operating activities	(982)	(4,656)

Cash flows from investing activities:
Capitalized patent defense costs	(6,728)	(5,086)
Purchase of property and equipment	(284)	(205)
Purchase of intangible assets	(205)	(76)
Proceeds from maturities and sales of marketable securities	4,605	9,243
Purchase of marketable securities	(2,932)	(9,003)
Net cash used in investing activities	(5,544)	(5,127)

Cash flows from financing activities:
Issuance of common stock	4,764	—
Net proceeds from issuance of senior convertible notes	—	2,654
Proceeds from Paycheck Protection Program loan	1,499	—
Proceeds from equity-based compensation programs	14	23
Net cash provided by financing activities	6,277	2,677

Effect of exchange rate changes on cash and cash equivalents	(12)	(41)
Net increase (decrease) in cash and cash equivalents	(261)	(7,147)
Cash and cash equivalents at the beginning of the year	4,064	11,211
Cash and cash equivalents at the end of the year	$3,803	$4,064

| F-6 |

CLEARONE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$79	$1
Interest paid	244	—

See accompanying notes

| F-7 |

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

Basis of Presentation:

Fiscal Year – This report on Form 10-K includes consolidated balance sheets for the years ended December 31, 2020 and 2019 and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity, and cash flows for each of the years 2020 and 2019.

Consolidation – These consolidated financial statements include the financial statements of ClearOne, Inc. and its wholly owned subsidiaries. All inter-Company accounts and transactions have been eliminated in consolidation.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Key estimates in the accompanying consolidated financial statements include, among others, revenue recognition, allowances for doubtful accounts receivable and product returns, provisions for obsolete inventory, potential impairment of long-lived assets, and deferred income tax asset valuation allowances. Actual results could differ materially from these estimates.

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

A decline in the market value of any available-for-sale security below cost that is deemed other than temporary results in a charge to earnings and establishes a new cost basis for the security. Losses are charged against “Other income” when a decline in fair value is determined to be other than temporary. We review several factors to determine whether a loss is other than temporary. These factors include, but are not limited to: (i) the extent to which the fair value is less than cost and the cause for the fair value decline, (ii) the financial condition and near term prospects of the issuer, (iii) the length of time a security is in an unrealized loss position and (iv) our ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. There were no other-than-temporary impairments recognized during the years ended December 31, 2020 and 2019.

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

The Company’s allowance for doubtful accounts activity for the years ended December 31, 2020 and 2019 is as follows:

	Year Ended December 31,
	2020	2019
Balance at beginning of the year	$424	$631
Allowance increase	120	92
Write offs, net of recoveries	(38)	(299)
Balance at end of the year	$506	$424

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

The inventory also includes advance replacement units (valued at cost) provided by the Company to end-users to service defective products under warranty. The value of advance replacement units included in the inventory was $35 and $102, as of December 31, 2020 and 2019, respectively.

The inventory consists of current inventory of $10,463 and long-term inventory of $4,590. Long term inventory represents inventory held in excess of our current (next 12 months) requirements based on our recent sales and forecasted level of sales.

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

Recent accounting standard related to leases: In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). This new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. In July 2018, the FASB issued ASU No. 2018-11 which provides an alternative transition method that allows entities to apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has adopted the requirements of ASU 2016-02 on January 1, 2019, the first day of fiscal year 2019, using the optional transition method. The Company elected to use certain practical expedient options, which allows an entity not to reassess whether any existing or expired contracts contain leases. There was an increase in assets of $2,966 and liabilities of $3,101 due to the recognition of the required right-of-use asset and corresponding liability for all lease obligations that are currently classified as operating leases with the difference of $135 related to existing deferred rent that reduced the ROU asset recorded. The standard did not have a material impact on our condensed consolidated statements of operations and comprehensive income (loss).

Change in accounting policy related to leases: We determine if an arrangement is a lease at inception. Operating leases are included in operating lease - right of use (“ROU”) assets, accrued liabilities, and operating lease liability in our consolidated balance sheets. As of adoption of ASC 842 and as of December 31, 2020 and December 31, 2019, the Company was not party to finance lease arrangements. ROU assets represent our right to use an underlying asset for the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and operating lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. Under the available practical expedient, we account for the lease and non-lease components as a single lease component.

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

The Company recognizes revenue when it satisfies a performance obligation. The Company recognizes revenue from sales agreements upon transferring control of a product to the customer. This typically occurs when products are shipped or delivered, depending on the delivery terms, or when products that are consigned at customer locations are sold to dealers or end users. Revenue recognized during the twelve months ended December 31, 2020 for equipment sales was $28,698, and for software, licenses, etc. was $371. Sales returns and allowances are estimated based on historical experience. Provisions for discounts and rebates to customers, estimated returns and allowances, ship and credit claims and other adjustments are provided for in the same period the related revenues are recognized, and are netted against revenues. For returns, the Company recognizes a related asset for the right to recover returned products with a corresponding reduction to cost of goods sold. The Company reviews warranty and related claims activity and records provisions, as necessary.

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

The Company has elected to record freight and handling costs associated with outbound freight after control over a product has transferred to a customer as a fulfillment cost and include it in cost of revenues. Taxes assessed by government authorities on revenue-producing transactions, including value-added and excise taxes, are presented on a net basis (excluded from revenues) in the consolidated statements of operations and comprehensive income (loss).

The details of deferred revenue and associated cost of goods sold and gross profit are as follows:

	As of December 31,
	2020	2019
Deferred revenue	$123	$173
Deferred cost of goods sold	—	—
Deferred gross profit	$123	$173

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

The following table disaggregates the Company’s revenue into primary product groups:

	Year Ended December 31
	2020	2019
Audio Conferencing	$10,926	$11,609
Microphones	9,149	8,818
Video products	8,994	4,615
	$29,069	$25,042

The following table disaggregates the Company’s revenue into major regions:

	Year Ended December 31,
	2020	2019
North and South America	$18,320	$14,040
Asia (including Middle East) and Australia	5,998	7,773
Europe and Africa	4,751	3,229
	$29,069	$25,042

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

The details of changes in the Company’s warranty accrual are as follows:

	Year Ended December 31,
	2020	2019
Balance at the beginning of year	$194	$194
Accruals/additions	119	121
Usage/claims	(119)	(121)
Balance at end of year	$194	$194

| F-12 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

Advertising – The Company expenses advertising costs as incurred. Advertising costs consist of trade shows, magazine advertisements, and other forms of media. Advertising expenses for the years ended December 31, 2020 and 2019 totaled $440 and $902, respectively, and are included in sales and marketing on the consolidated statements of operations and comprehensive income (loss).

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

As of December 31, 2020 the Company had no net deferred tax assets due to valuation allowances recorded to account for the consecutive quarters with losses before taxes.

Recent changes: There were no changes that had a material impact on the Company's consolidated financial position, results of operations or cash flows.

Earnings Per Share – The following table sets forth the computation of basic and diluted loss per common share:

	Year Ended December 31,
	2020	2019
Numerator:
Net income (loss)	$505	$(8,408)
Denominator:
Basic weighted average shares	17,271,629	16,638,580
Dilutive common stock equivalents using treasury stock method	53,722	—
Diluted weighted average shares	17,325,351	16,638,580

Basic income (loss) per common share:	$0.03	$(0.51)
Diluted income (loss) per common share:	$0.03	$(0.51)

Weighted average options, warrants and convertible portion of senior convertible notes outstanding	2,611,574	566,200
Anti-dilutive options, warrants and convertible portion of senior convertible notes not included in the computation	3,323,272	566,200

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

Liquidity:

As of December 31, 2020, our cash and cash equivalents were approximately $3,803 compared to $4,064 as of December 31, 2019. Our working capital was $22,185 as of December 31, 2020 compared to $18,934 as of December 31, 2019. Net cash used in operating activities was $982 for the twelve months ended December 31, 2020, a decrease of cash used of $3,674 from $4,656 of cash used in operating activities in the twelve months ended December 31, 2019.

We are currently pursuing all available legal remedies to defend our strategic patents from infringement. We have already spent approximately $20,319 from 2016 through 2020 towards this litigation and may be required to spend more to continue our legal defense. We believe the decision by the U.S. District Court in August 2019 granting our request for a preliminary injunction to prevent our competitor from manufacturing, marketing, and selling its competing ceiling microphone array in an infringing configuration is an incredibly valuable ruling for ClearOne and its business. We believe that the decision validates the strength and importance of ClearOne’s intellectual property rights, recognizes ClearOne’s innovations in this space, and stops our competitor from further infringing our Graham patent (U.S. Patent No. 9,813,806) pending a full trial. We believe this ruling will help pave way for ClearOne’s recovery from the immense harm inflicted by our competitor's infringement of our valuable patents.

We have been actively engaged in preserving cash by suspending our dividend program, allowing our share repurchase program to expire and implementing company-wide cost reduction measures. We have also raised additional capital in 2019 by issuing senior convertible notes and in 2020 by borrowing through the CARES Act Paycheck Protection Program and issuing common stock and warrants. In addition, we expect to generate additional cash as our inventory levels are brought down to historical levels.

We also believe that the measures taken by us will continue to yield higher revenues in the future. We believe all of these and effective management of working capital will provide the liquidity needed to meet our operating needs through at least March 31, 2022. We also believe that our strong portfolio of intellectual property and our solid brand equity in the market will enable us to raise additional capital if and when needed to meet our short and long-term financing needs; however, there can be no assurance that, if needed, we will be successful in obtaining the necessary funds through equity or debt financing. If we need additional capital and are unable to secure financing, we may be required to further reduce expenses, delay product development and enhancement, or revise our strategy regarding ongoing litigation.

| F-14 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

2. Marketable Securities

The Company has classified its marketable securities as available-for-sale securities. These securities are carried at estimated fair value with unrealized holding gains and losses included in accumulated other comprehensive income (loss) in shareholders’ equity until realized. Gains and losses on marketable security transactions are reported on the specific-identification method. Dividend and interest income are recognized when earned.

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at December 31, 2020 and 2019 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
December 31, 2020
Available-for-sale securities:
Corporate bonds and notes	$1,312	26	—	1,338
Municipal bonds	1,536	5	—	1,541
Total available-for-sale securities	$2,848	31	—	2,879

December 31, 2019
Available-for-sale securities:
Corporate bonds and notes	$1,814	$21	$(3)	$1,832
Municipal bonds	2,707	5	(1)	2,711
Total available-for-sale securities	$4,521	$26	$(4)	$4,543

Maturities of marketable securities classified as available-for-sale securities were as follows at December 31, 2020:

	Amortized	Estimated
	cost	fair value

Due within one year	$1,106	1,117
Due after one year through five years	1,742	1,762
Total available-for-sale securities	$2,848	2,879

There were no debt securities in an unrealized loss position as of December 31, 2020.

| F-15 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

3. Intangible Assets

Intangible assets as of December 31, 2020, and 2019 consisted of the following:

	Estimated useful lives			As of December 31,
	(in years)			2020	2019
Tradename	5	to	7	$555	$555
Patents and technological know-how		10		25,427	18,494
Proprietary software	3	to	15	2,981	2,981
Other	3	to	5	323	323
Total intangible assets, gross				29,286	22,353
Accumulated amortization				(10,038)	(8,344)
Total intangible assets, net				$19,248	$14,009

Patents and technological know-how include capitalized legal expenses, net of amortization of $16,582 related to our defense of patents from infringement by our competitors. Legal expenses have been capitalized upon satisfaction of two conditions: (a) a determination being made that a successful defense of this litigation is probable, and (b) that the monetary benefits arising out of such successful defense will be in excess of the costs for the defense. Please refer to Note 8 - Commitments and Contingencies for additional information.

During the years ended December 31, 2020 and 2019, amortization of these intangible assets were $1,694 and $1,402 respectively.

The estimated future amortization expense of intangible assets is as follows:

Years ending December 31,
2021	$1,959
2022	1,959
2023	1,952
2024	1,689
2025	1,628
Thereafter	10,061
Total	$19,248

| F-16 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

4. Inventories

Inventories, net of reserves, consisted of the following:

	As of December 31,
	2020	2019
Current:
Raw materials	$1,182	$847
Finished goods	9,281	10,594
Total	$10,463	$11,441
Long-term:
Raw materials	$1,977	$1,915
Finished goods	2,613	4,369
Total	$4,590	$6,284

Long-term inventory represents inventory held in excess of our current (next 12 months) requirements based on our recent sales and forecasted level of sales. We have developed programs to reduce the inventory to normal operating levels in the near future. We expect to sell the above inventory, net of reserves, at or above the stated cost and believe that no loss will be incurred on its sale.

The losses incurred on valuation of inventory at the lower of cost or market value and write-off of obsolete inventory amounted to $1,517 and $891 during the years ended December 31, 2020 and 2019, respectively.

5. Property and Equipment

Major classifications of property and equipment and estimated useful lives were as follows:

	Estimated useful lives			As of December 31,
	in years			2020	2019
Office furniture and equipment	3	to	10	$5,219	$4,979
Leasehold improvements	2	to	10	1,610	1,609
Vehicles	5	to	10	206	206
Manufacturing and test equipment	2	to	10	2,833	2,779
				9,868	9,573
Accumulated depreciation and amortization				(8,962)	(8,529)
Property and equipment, net				$906	$1,044

Depreciation expense on property and equipment for the years ended December 31, 2020 and 2019 was $422 and $512, respectively.

| F-17 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

6. Leases

Rent expense is recognized on a straight-line basis over the period of the lease taking into account future rent escalation and holiday periods.

Rent expense for the years ended December 31, 2020 and 2019 was as follows:

	Year ended
	December 31,
	2020	2019
Rent expense	$719	$804

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

We occupy a 950 square-foot facility in Austin, Texas under the terms of an operating lease expiring in October 2022. This facility supports our sales, marketing, customer support, and research and development activities.

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

Supplemental cash flow information related to leases was as follows:

	Year ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$718	$708
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$97	$51

| F-18 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

Supplemental balance sheet information related to leases was as follows:

	December 31, 2020	December 31, 2019
Operating lease right-of-use assets	$1,936	$2,459

Current portion of operating lease liabilities, included in accrued liabilities	$579	$577
Operating lease liabilities, net of current portion	1,489	2,021
Total operating lease liabilities	$2,068	$2,598

Weighted average remaining lease term for operating leases (in years)	3.54	4.43
Weighted average discount rate for operating leases	6.1%	6.1%

The following represents maturities of operating lease liabilities as of December 31, 2020:

Years ending December 31,
2021	$689
2022	634
2023	610
2024	306
2025	69
Total lease payments	2,308
Less: Imputed interest	(240)
Total	$2,068

7. Accrued Liabilities

Accrued liabilities consist of the following:

	As of December 31,
	2020	2019
Accrued salaries and other compensation	$773	$835
Sales and marketing programs and customer credit balances	575	378
Product warranty	194	194
Current portion of operating lease liabilities	579	577
Accrued legal fees and costs	78	772
Other accrued liabilities	153	449
Total	$2,352	$3,205

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

Outsource Manufacturers. We have manufacturing agreements with electronics manufacturing service (“EMS”) providers related to the outsourced manufacturing of our products. Certain manufacturing agreements establish annual volume commitments. We are also obligated to repurchase Company-forecasted but unused materials. The Company has non-cancellable, non-returnable, and long-lead time commitments with its EMS providers and certain suppliers for inventory components that will be used in production. The Company’s purchase commitments under such agreements is approximately $3,369 as of December 31, 2020.

Uncertain Tax Positions. As further discussed in Note 13 - Income Taxes, we had $861 of uncertain tax positions as of December 31, 2020. Due to the inherent uncertainty of the underlying tax positions, it is not possible to forecast the payment of this liability to any particular year.

Legal Proceedings.

Intellectual Property Litigation

The Company is involved in litigation against Shure Incorporated (“Shure”).

Shure, Incorporated v. ClearOne, Inc., 17-cv-3078 (N.D. of Illinois)

Shure filed the first lawsuit on April 24, 2017, by filing a complaint in the U.S. District Court for the Northern District of Illinois seeking a declaratory judgment of non-infringement and invalidity of the Company’s U.S. Patent No. 9,635,186 (“’186 Patent”) and Patent No. 9,264,553 (“’553 Patent”). The matter is Shure Inc. v. ClearOne, Inc., Case No. 17-cv-03078 (the “2017 N.D. Illinois Matter”).  In early 2018, Shure added a claim that the ’186 Patent is unenforceable. The Court dismissed Shure’s request for declaratory judgment relating to the ’553 Patent, which at the time in 2017, had not been threatened or asserted by the Company against Shure and had been submitted to the USPTO for reissue. The Company has filed counterclaims against Shure for willful infringement of the Company’s ’186 Patent and the Company’s U.S. Patent No. 9,813,806 (“’806 Patent”).

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

On April 17, 2018, the Company filed a motion seeking a preliminary injunction to enjoin Shure from continuing to infringe on the Company’s ’806 Patent.  On August 6, 2019, the Court granted the Company’s motion for preliminary injunction regarding the ’806 Patent preventing Shure from manufacturing, marketing, and selling the Shure MXA910 Ceiling Array Microphone for use in its “drop-ceiling mounting configuration.”  The Court determined that such sales are likely to infringe the ’806 Patent and that Shure had not raised a substantial question of the ’806 Patent validity.  The Court’s order also prevents Shure from encouraging others to use the Shure MXA910 beamforming microphone array in the “drop-ceiling mounting configuration” and “applies to Shure’s officers, agents, servants, employees, and attorneys, as well as anyone who is in active concert or participation with those listed persons.” On August 20, 2019, the Company deposited $4,452,149.60 with the Court to satisfy a bond securing the preliminary injunction.

| F-20 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

On February 21, 2020, the Company asked for a Court order that Shure has been manufacturing, marketing, and selling its redesigned MXA910, the MXA910-A released in December 2019, in violation of a preliminary injunction issued on August 20, 2019.  On September 1, 2020, the Court held Shure in contempt of court for violating the Court’s August 2019 preliminary injunction order. The Court held that “Shure has violated the preliminary injunction order and is found in contempt because it designed the MXA910-A in such a way that allows it to be easily installed flush in most ceiling grids.” The Court’s order prohibited Shure from continuing to “manufacture, market, or sell the MXA910-A.” In addition, the Court held that “[t]he record is also clear as to the MXA910-60CM, but in an abundance of caution, the Court will refrain from granting that aspect of the contempt motion to allow for additional discovery” on that and the “possibility that Shure also violated the preliminary injunction order” by “pushing” sales of the MXA910 immediately after the issuance of the August 2019 preliminary injunction order.  The parties will soon complete supplemental briefing relating to this contempt finding. On September 15, 2020, Shure filed an appeal of the contempt ruling with the United States Court of Appeals for the Federal Circuit, seeking reversal of the Court’s order finding contempt and disallowing further sales of the MXA910-A.  The briefing on Shure’s appeal will be complete in April 2021 and then the Federal Circuit may order a hearing on the appeal.

On July 9, 2020, the Company moved for summary judgment, or partial summary judgment, of infringement by Shure of the ’186 and ’806 patents, and Shure moved on the same day for summary judgment of invalidity of the ’186 and ’806 patents. On August 12, 2020, Shure also moved for summary judgment on various other aspects of the Company’s infringement claims, including arguing that the MXA910 after a recent firmware update does not infringe the ’186 Patent, that the MXA910-A and MXA910-US do not infringe the ’806 Patent, and that the Company is not entitled to lost profits or treble damages. The motions remain pending.

Shure Incorporated v. ClearOne, Inc., No. IPR2017-01785 (PTAB)

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

ClearOne, Inc. v. Shure Acquisition Holdings, Inc., IPR2019-00683 (PTAB)

On February 15, 2019, the Company filed a petition for inter partes review of Shure’s U.S. Patent No. 9,565,493 (“’493 Patent”), arguing that all claims of the ’493 Patent should be cancelled in light of several prior art references, including the ’806 Patent.  The matter is ClearOne, Inc. v. Shure Acquisition Holdings, Inc., IPR2019-00683.  Shure opposed the petition, but the PTAB instituted inter partes review on August 16, 2019.  Shortly over a year later, on August 14, 2020, the PTAB issued its final written decision, holding that all but two of the original claims in the ’493 Patent, claims 6 and 34, are unpatentable in light of the ’806 and other prior art, and granting Shure’s request to amend 11 claims.  On August 24, the Company filed a request for rehearing with the PTAB, arguing that the 11 amended claims are not patentable based upon the Company’s allegation that Shure withheld from the PTAB two allegedly material references that render those claims unpatentable. Also on August 24, the Company filed a request for sanctions with the PTAB, arguing that Shure’s failure to disclose two material references to the PTAB violated Shure’s duty of candor.  PTAB denied both the request for hearing and request for sanctions. The Company has appealed the PTAB’s final written decision to the U.S Court of Appeal for the Federal Circuit.

ClearOne, Inc. v. Shure, Incorporated, 19-cv-02421 (N.D. of Illinois)

On April 10, 2019, the Company filed a lawsuit against Shure in the United States District Court for the Northern District of Illinois alleging that Shure’s MXA910 and MXA310 infringes the ’553 Patent and that Shure has misappropriated ClearOne’s trade secrets.  The matter is ClearOne, Inc. v. Shure, Inc., 19-cv-02421 (the “2019 N.D. Illinois Matter”), and has been coordinated with the initial matter filed in 2017 for trial purposes. On December 16, 2019, the Court granted the Company’s motion for leave to amend its complaint to add claims against Shure for intentional interference with prospective economic advantage and trade libel.  On January 13, 2020, Shure moved to dismiss the Company’s new claims.

| F-21 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

Shure, Incorporated v. ClearOne, Inc., 19-cv-1343 (D. of Delaware)

On July 18, 2019, Shure, Inc. filed a lawsuit against the Company in the U.S. Court for the District of Delaware alleging that ClearOne’s BMA CT product, launched in February of 2019, infringes Shure’s ’493 Patent and that ClearOne engaged in unfair competition, tortious interference, deceptive trade practices, and false advertising. The matter is Shure, Incorporated v. ClearOne, Inc., 19-cv-1343 (D. of Delaware).  Shure is seeking monetary damages and injunctive relief. ClearOne successfully moved to stay Shure’s infringement claim relating to the ’493 Patent because the PTAB instituted inter partes review of the ’493 Patent. On November 19, 2019, the Court granted Shure’s request for leave to amend its complaint to add a claim of infringement of Shure’s recently issued U.S. Patent No. D865723 (the “Design Patent”) and additional claims of trade libel.  In July 2020, the Company filed counterclaims accusing Shure of false advertising. Both parties’ claims are still pending. The Company believes that Shure’s lawsuit is without merit and intends to vigorously defend itself.

On April 14, 2020, Shure moved for a temporary restraining order and preliminary injunction to prevent the Company from selling the BMA CT and BMA CTH, alleging that these products infringed Shure’s Design Patent. The Company opposed the motions, and on May 1, Magistrate Judge Burke issued a report and recommendation denying Shure’s request for a temporary restraining order, finding that Shure had failed to show that it would suffer irreparable harm in the absence of injunctive relief and that ClearOne had raised a “substantial question” as to the validity of the Design Patent.  On September 21, 2020, the Court held a hearing on Shure’s motion for a preliminary injunction seeking to enjoin further sale of the BMA CT and Versa bundles that included the BMA CTH. On January 20, 2021, Magistrate Judge Burke issued a report and recommendation denying Shure’s motion for failure to show both a likelihood of success on the merits and irreparable harm.  After Shure did not file an objection to the report and recommendation, Judge Andrews adopted it and denied Shure’s preliminary injunction motion.  Shure did not file a notice of appeal.

On July 28, 2020, Judge Burke held a claim construction hearing on the Design Patent and issued a report and recommendation on claim construction in October 2020.  Since neither party objected, the district court judge adopted the report and recommendation in November 2020.

Shure, Incorporated v. ClearOne. Inc., PGR2020-00079 (PTAB)

Also on July 28, 2020, Shure challenges the patentability of the Company’s U.S. Patent No. 10,728,653 in a post-grant review proceeding before the PTAB. The matter is Shure, Incorporated v. ClearOne. Inc., PGR2020-00079 (PTAB). The Company filed a preliminary response on November 17, 2020, and the PTAB instituted trial by an institution decision dated February 16, 2021. The institution decision found that five of the seven challenges in the petition were not reasonably likely to prevail, but instituted trial under its all-or-nothing institution policy.  The Company may file its initial set of trial papers by May 11, 2021.  A trial hearing is scheduled to take place November 16, 2021, and a final written decision is due from the PTAB by February 16, 2022.

The Company intends to continue to vigorously enforce and defend its intellectual property rights in these proceedings.

The Company capitalized $6,728 and $5,086 of litigation expenses related to this matter during the twelve months ended December 31, 2020 and 2019, respectively.

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

The Notes mature on December 17, 2023 (the “Maturity Date”) and accrue interest at a variable rate adjusted on a quarterly basis and equal to two and one-half percent (2.5%) over the greater of (x) five and one-quarter percent (5.25%) and (y) the Prime Rate as published in the Wall Street Journal (New York edition) as of the beginning of such calendar quarter.  The Notes may be converted into shares of the Company’s Common Stock at any time at the election of Mr. Bagley at an initial conversion price of $2.11 per share (the “Conversion Price”), or 120% of the closing price of the Common Stock on December 6, 2019 as reported on the Nasdaq Capital Market. Also, the Company can cause a mandatory conversion of the Notes if the volume weighted average closing price of the Common Stock over 90 consecutive trading days exceeds 200% of the Conversion Price. In addition, the Notes may be redeemed by the Company for cash at any time after December 17, 2020 upon payment of the outstanding principal balance of the Notes and any unpaid and accrued interest.  The Company also is required to redeem the Notes upon the occurrence of a change in control of the Company.

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

The original issue discount and issuance costs are netted against the liability. The following table represents the carrying value of Notes and Warrants:

	December 31, 2020	December 31, 2019
Liability component:
Principal	$3,000	$3,000
Less: debt discount and issuance costs, net of amortization	(581)	(778)
Net carrying amount	$2,419	$2,222
Equity component(1):
Warrants	$318	$318
Conversion feature	122	122
Net carrying amount	$440	$440

Current portion of liability component included under short-term debt	$360	$—
Long-term portion of liability component included under long-term debt	2,059	2,222
Liability component total	$2,419	$2,222

(1) Recorded on the consolidated balance sheets as additional paid-in capital.

Debt discount and issuance costs are amortized over the life of the note to interest expense using the effective interest method. During the year ended December 31, 2020, amortization of debt discount and issuance costs was $197. The following table represents schedule of maturities of principal amount contained in the Notes as of December 31, 2020:

Year ending December 31,	Principal Amount Maturing
2021	$360
2022	720
2023	1,920
Net carrying amount	$3,000

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

	December 31, 2020	December 31, 2019
Current portion of the PPP Loan included under short-term debt	$312	$—
Long-term portion of the PPP Loan included under long-term debt	1,187	—
Total	$1,499	$—

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

All vesting schedules for options granted are based on 3 or 4-year vesting schedules, with either one-third or one-fourth vesting on the first anniversary and the remaining options vesting ratably over the remainder of the vesting term. Generally, directors and officers have 3-year vesting schedules and all other employees have 4-year vesting schedules. Additionally, in the event of a change in control or the occurrence of a corporate transaction, the Company’s Board of Directors has the authority to elect that all unvested options shall vest and become exercisable immediately prior to the event or closing of the transaction. As of December 31, 2020, the Company had 505,946 options with contractual lives of ten years and 337,500 options with contractual lives of 6 years.

As of December 31, 2020, there were 843,446 options outstanding under the 2007 Plan. As of December 31, 2020, the 2007 Plan had 621,408 authorized unissued options.

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

| F-25 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

The Company did not grant any options during the year ended December 31, 2019. In applying the Black-Scholes methodology to the options granted during the year ended December 31, 2020, the Company used the following assumptions:

Risk free interest rate, average	0.37%
Expected option life, average	5 years
Expected price volatility, average	67.23%
Expected dividend yield	0%

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

The Company did not grant any options during the years ended December 31, 2020 and 2019.

The following table shows the stock option activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
As of December 31, 2018	624,256	$8.87	5.28	$—
Granted	—	—
Expired and canceled	(78,786)	7.85
Forfeited prior to vesting	(823)	11.97
Exercised	—	—
As of December 31, 2019	544,647	$9.01	4.93	$—
Granted	337,500	2.50
Expired and canceled	(38,701)	4.81
Forfeited prior to vesting	—	—
Exercised	—	—
As of December 31, 2020	843,446	$6.60	4.91	$—
Vested and Expected to Vest at December 31, 2019	544,647	$9.01	4.93	$—
Vested at December 31, 2019	527,181	$8.97	4.85	$—
Vested and Expected to Vest at December 31, 2020	843,446	$6.60	4.91	$—
Vested at December 31, 2020	505,946	$9.33	4.21	$—

| F-26 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

The total pre-tax compensation cost related to stock options recognized during the years ended December 31, 2020 and 2019 was $58 and $208, respectively. Tax benefit from compensation cost related to stock options during the years ended December 31, 2020 and 2019 was $0. As of December 31, 2020, the total compensation cost related to stock options not yet recognized and before the effect of any forfeitures was $457, which is expected to be recognized over approximately the next 3.72 years on a straight-line basis.

Employee Stock Purchase Plan

During the years ended December 31, 2020 and 2019, the Company issued shares to employees under the Company’s 2016 Employee Stock Purchase Plan (the “ESPP”). The ESPP was approved by the Company’s shareholders on December 12, 2016. As of December 31, 2020, and December 31, 2019, 413,868 and 422,866, respectively of the originally approved 500,000 shares were available for offerings under the ESPP. Offering periods under the ESPP commence on each Jan 1 and July 1 and continue for a duration of six months. The ESPP is available to all employees who do not own, or are deemed to own, shares of stock making up an excess of 5% of the combined voting power of the Company, its parent or subsidiary.

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

Shares purchased and compensation expense associated with Employee Stock Purchase Plans were as follows:

	2020	2019
Shares purchased under ESPP plan	8,998	20,128
Plan compensation expense	$5	$9

Issuance of Common Stock and Warrants

On September 13, 2020, the Company, entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain purchasers named therein (the “Purchasers”), pursuant to which the Company issued and sold, in a registered direct offering 2,116,050 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at an offering price of $2.4925 per share, (the “Registered Offering”). The Company received gross proceeds of approximately $5,275 (4,764 net of issuance costs) in connection with the Registered Offering, before deducting placement agent fees and related offering expenses. In a concurrent private placement, the Company issued to the Purchasers who participated in the Registered Offering warrants exercisable for an aggregate of 1,058,025 shares of common stock at an exercise price of $2.43 per share. Each warrant became immediately exercisable and had an expiry term of five years from the issuance date.

| F-27 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

11. Significant Customers

Sales to significant customers that represented more than 10 percent of total revenues are as follows:

	Year ended December 31,
	2020	2019
Customer A	*	10.7%

The following table summarizes the percentage of total gross accounts receivable from significant customers that represented more than 10 percent of total gross accounts receivable:

	As of December 31,
	2020	2019
Customer A	*	14.8%

*  Sales and accounts receivable from Customer A in 2020 did not exceed 10% of revenue and total gross accounts receivable.

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

Level 3 - Unobservable inputs.

The substantial majority of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. The following tables set forth the fair value of the financial instruments re-measured by the Company as of December 31, 2020 and 2019:

	Level 1	Level 2	Level 3	Total
December 31, 2020
Corporate bonds and notes	$—	$1,338	$—	$1,338
Municipal bonds	—	1,541	—	1,541
Total	$—	$2,879	$—	$2,879
December 31, 2019
Corporate bonds and notes	$—	$1,832	$—	$1,832
Municipal bonds	—	2,711	—	2,711
Total	$—	$4,543	$—	$4,543

| F-28 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

13. Income Taxes

Consolidated loss before taxes for domestic and foreign operations consisted of the following:

	Year ended December 31,
	2020	2019
Domestic	$(4,574)	$(6,207)
Foreign	(1,350)	(2,145)
Total	$(5,924)	$(8,352)

The Company’s benefit from (provision for) income taxes consisted of the following:

	Year ended December 31,
	2020	2019
Current:
Federal	$6,543	$26
State	(36)	(23)
Foreign	(78)	(59)
Total current	6,429	(56)
Deferred:
Federal	(3,104)	1,621
State	286	413
Foreign	216	393
Total	(2,602)	2,427
Change in valuation allowance	2,602	(2,427)
Total deferred	—	—
Tax benefit (provision)	$6,429	$(56)

The income tax (provision) differs from that computed at the federal statutory corporate income tax rate as follows:

	Year ended December 31,
	2020	2019
Tax benefit at federal statutory rate	$1,244	$1,754
State income tax benefit (provision), net of federal benefit	244	318
Research and development tax credits	272	290
Foreign earnings or losses taxed at different rates	(38)	(27)
Tax rate change, due primarily to loss carryback	2,720	(31)
Other	(615)	67
Change in valuation allowance	2,602	(2,427)
Tax provision	$6,429	$(56)

| F-29 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

The tax effects of significant temporary differences representing net deferred tax assets and liabilities consisted of the following:

	2020	2019
Deferred revenue	$21	$36
Basis difference in intangible assets	2,994	3,157
Inventory reserve	2,434	2,247
Net operating loss carryforwards	3,605	6,438
Research and development tax credits	1,272	1,042
Accrued expenses	61	163
Stock-based compensation	309	322
Allowance for sales returns and doubtful accounts	128	107
Difference in property and equipment basis	(145)	(134)
Other	479	382
Total net deferred income tax asset	11,158	13,760
Less: Valuation allowance	(11,158)	(13,760)
Net deferred income tax asset (liability)	$—	$—

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side payroll tax, Paycheck Protection Program, net operating loss carryback periods, and modifications to the net interest deduction limitations. The most significant impact to the Company from the CARES Act relates to the Paycheck Protection Program and modifications to the net operating loss carryback periods.  In November 2020, the Company completed its assessment of the impact of the carryback provisions from the CARES Act and elected to carry back its net operating losses to previous years.

The Company has not provided for foreign withholding taxes on undistributed earnings of its non-U.S. subsidiaries since these earnings are intended to be reinvested indefinitely, in accordance with guidelines contained in ASC Topic 740, Accounting for Income Taxes. It is not practical to estimate the amount of additional taxes that might be payable on such undistributed earnings.

The Company routinely evaluates the likelihood of realizing the benefit of its deferred tax assets and may record a valuation allowance if, based on all available evidence, it determines that it is more likely than not some portion of the tax benefit will not be realized. As of December 31, 2020, the Company had an aggregate of approximately $11.2 million in deferred tax assets primarily related to intangible assets, net operating losses, tax credit carryforwards, and inventory basis differences. On a quarterly basis, the Company tests the value of deferred tax assets for impairment at the taxpaying-component level within each tax jurisdiction. Significant judgment and estimates are required in determining whether valuation allowances should be established as well as the amount of such allowances. When making such determination, consideration is given to, among other things, the following:

●	sufficient taxable income within the allowed carryback or carryforward periods;
●	future reversals of existing taxable temporary differences, including any tax planning strategies that could be utilized;
●	nature or character (e.g., ordinary vs. capital) of the deferred tax assets and liabilities; and
●	future taxable income exclusive of reversing temporary differences and carryforwards.

Based on the foregoing criteria, the Company determined that it no longer meets the “more likely than not” threshold that net operating losses, tax credits and other deferred tax assets will be realized. Accordingly, the Company recorded a full valuation allowance at September 30, 2018, and continues to be in a full valuation allowance position at December 31, 2020.

Under the five-year carryback provision of the CARES Act, the Company carried back its 2018 and 2019 taxable losses to 2013 and 2014.  The Company also intends to carry back its 2020 taxable loss to 2015.  As no tax benefit was previously recorded for the 2018 – 2020 losses, due to the full valuation allowance, the carryback of these losses resulted in a tax benefit of $7.1M.

| F-30 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

As of December 31, 2020 the Company has federal net operating loss (“NOL”) carryforwards of approximately $0.8 million (pre-tax), state NOL carryforwards of approximately $20.5 million (pre-tax) and Spain NOL carryforwards of approximately $9.9 million (pre-tax). The federal NOL carryforward begins to expire in 2029. The Spain NOL carryforward does not expire. The state NOL carryforwards expire over various periods.

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

The total amount of unrecognized tax benefits at December 31, 2020 and 2019, that would favorably impact our effective tax rate if recognized was $861 and $298, respectively. As of December 31, 2020 and 2019, we accrued $23 and $9, respectively, in interest and penalties related to unrecognized tax benefits. We account for interest expense and penalties for unrecognized tax benefits as part of our income tax provision.

Although we believe our estimates are reasonable, we can make no assurance that the final tax outcome of these matters will not be different from that which we have reflected in our historical income tax provisions and accruals. Such difference could have a material impact on our income tax provision and operating results in the period in which we make such determination.

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax positions is as follows:

	Year ended December 31,
	2020	2019
Balance - beginning of year	$298	$679
Additions based on tax positions related to the current year	661	50
Additions for tax positions of prior years	—	43
Reductions for tax positions of prior years	—	—
Settlements	(43)	(375)
Lapse in statutes of limitations	(55)	(99)
Uncertain tax positions, ending balance	$861	$298

The Company’s U.S. federal income tax returns for 2017 through 2020 are subject to examination. The Company also files in various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state, or non-U.S. income tax examinations by tax authorities for years prior to 2017.

| F-31 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

14. Geographic Sales Information

The United States was the only country to contribute more than 10 percent of total revenues in each fiscal year. The Company’s revenues are substantially denominated in U.S. dollars and are summarized geographically as follows:

	Year ended December 31,
	2020	2019
United States	$17,983	$13,463
All other countries	11,086	11,579
Total	$29,069	$25,042

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

| F-32 |