Form 10-Q
period 2021-03-31
CLEARONE INC
filed 2021-05-13
CIK 840715

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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

The number of shares of ClearOne common stock outstanding as of May 12, 2021 was 18,775,773.

CLEARONE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CLEARONE, INC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$2,034	$3,803
Marketable securities	967	1,117
Receivables, net of allowance for doubtful accounts of $506	4,930	5,194
Inventories, net	9,816	10,463
Income tax receivable	7,212	7,169
Prepaid expenses and other assets	1,271	1,536
Total current assets	26,230	29,282
Long-term marketable securities	1,807	1,762
Long-term inventories, net	4,126	4,590
Property and equipment, net	812	906
Operating lease - right of use assets, net	1,787	1,936
Intangibles, net	20,486	19,248
Other assets	4,600	4,599
Total assets	$59,848	$62,323
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,907	$3,950
Accrued liabilities	2,775	2,352
Deferred product revenue	78	123
Short-term debt	950	672
Total current liabilities	6,710	7,097
Long-term debt, net	2,927	3,245
Operating lease liability, net of current	1,353	1,489
Other long-term liabilities	678	678
Total liabilities	11,668	12,509

Shareholders' equity:
Common stock, par value $0.001, 50,000,000 shares authorized, 18,775,773 shares issued and outstanding	19	19
Additional paid-in capital	63,394	63,359
Accumulated other comprehensive loss	(200)	(186)
Accumulated deficit	(15,033)	(13,378)
Total shareholders' equity	48,180	49,814
Total liabilities and shareholders' equity	$59,848	$62,323

See accompanying notes

CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(Dollars in thousands, except per share amounts)

	Three months ended March 31,
	2021	2020
Revenue	$7,038	$5,734
Cost of goods sold	4,035	2,896
Gross profit	3,003	2,838

Operating expenses:
Sales and marketing	1,573	1,739
Research and product development	1,274	1,344
General and administrative	1,680	1,506
Total operating expenses	4,527	4,589

Operating loss	(1,524)	(1,751)

Interest expense	(112)	(108)
Other income (expense), net	(5)	35

Loss before income taxes	(1,641)	(1,824)

Provision for income taxes	14	23

Net loss	$(1,655)	$(1,847)

Basic weighted average shares outstanding	18,775,773	16,650,725
Diluted weighted average shares outstanding	18,775,773	16,650,725

Basic loss per share	$(0.09)	$(0.11)
Diluted loss per share	$(0.09)	$(0.11)

Comprehensive loss:
Net loss	$(1,655)	$(1,847)
Unrealized loss on available-for-sale securities, net of tax	(2)	(23)
Change in foreign currency translation adjustment	(12)	(34)
Comprehensive loss	$(1,669)	$(1,904)

See accompanying notes

CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share amounts)

	Three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(1,655)	$(1,847)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	661	522
Amortization of right-of-use assets	149	143
Stock-based compensation expense	31	37
Provision for doubtful accounts, net	—	15
Change of inventory to net realizable value	375	201
Changes in operating assets and liabilities:
Receivables	264	878
Inventories	736	1,428
Prepaid expenses and other assets	265	110
Accounts payable	(1,043)	(396)
Accrued liabilities	446	(458)
Income taxes payable	(43)	10
Deferred product revenue	(45)	34
Operating lease liabilities	(154)	(146)
Other long-term liabilities	—	—
Net cash provided by (used in) operating activities	(13)	531

Cash flows from investing activities:
Purchase of property and equipment	(7)	(30)
Purchase of intangibles	(71)	(48)
Capitalized patent defense costs	(1,678)	(1,722)
Proceeds from maturities and sales of marketable securities	413	1,208
Purchases of marketable securities	(310)	(1,124)
Net cash used in investing activities	(1,653)	(1,716)

Cash flows from financing activities:
Net proceeds from equity-based compensation programs	4	3
Principal payments of long-term debt	(90)	—
Net cash provided by (used in) financing activities	(86)	3

Effect of exchange rate changes on cash and cash equivalents	(17)	(27)

Net decrease in cash and cash equivalents	(1,769)	(1,209)
Cash and cash equivalents at the beginning of the period	3,803	4,064
Cash and cash equivalents at the end of the period	$2,034	$2,855

See accompanying notes

4

 CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share amounts)

The following is a summary of supplemental cash flow activities:

	Three months ended March 31,
	2021	2020
Cash paid for income taxes	$43	$8
Cash paid for interest	50	76

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

Basis of Presentation:

The fiscal year for ClearOne is the twelve months ending on December 31. The condensed consolidated financial statements include the accounts of ClearOne and its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

These accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are not audited. Certain information and footnote disclosures that are usually included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been either condensed or omitted in accordance with SEC rules and regulations. The accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of March 31, 2021 and December 31, 2020, the results of operations for the three months ended March 31, 2021 and 2020, and the cash flows for the three months ended March 31, 2021 and 2020. The results of operations for the three months ended March 31, 2021 and 2020 are not necessarily indicative of the results for a full-year period. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC.

Significant Accounting Policies:

The significant accounting policies were described in Note 1 to the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2020. There have been no changes to these policies during the three months ended March 31, 2021 that are of significance or potential significance to the Company.

Recent accounting pronouncements: The Company has determined that recently issued accounting standards will not have a material impact on its consolidated financial position, results of operations or cash flows.

Liquidity:

As of March 31, 2021, our cash and cash equivalents were approximately $2,034 compared to $3,803 as of December 31, 2020. Our working capital was $19,520 as of March 31, 2021. Net cash used in operating activities was $13 for the three months ended March 31, 2021, a decrease of $544 from $531 of cash provided by operating activities in the three months ended March 31, 2020.

We are currently pursuing all available legal remedies to defend our strategic patents from infringement. We have already spent approximately $21,985 from 2016 through March 31, 2021 towards this litigation and may be required to spend more to continue our legal defense. We believe the decision by the U.S. District Court in August 2019 granting our request for a preliminary injunction to prevent our competitor from manufacturing, marketing, and selling its competing ceiling microphone array in an infringing configuration is an incredibly valuable ruling for ClearOne and its business. We believe that the decision validates the strength and importance of ClearOne’s intellectual property rights, recognizes ClearOne’s innovations in this space, and stops our competitor from further infringing our Graham patent (U.S. Patent No. 9,813,806) pending a full trial. Although there can be no assurance of any outcome of a full trial, we believe this ruling will help pave the way for ClearOne’s recovery from the immense harm inflicted by our competitor's infringement of our valuable patents. For more information about our intellectual property litigation, See Note 8. Commitments and Contingencies - Legal Proceedings, in our annual report on Form 10-K for the year ended December 31, 2020 and Part II, Item 1. Legal Proceedings in this quarterly report.

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

We also believe that the measures taken by us will yield higher revenues in the future. We believe, although there can be no assurance, that all of these measures and effective management of working capital will provide the liquidity needed to meet our operating needs through at least May 14, 2022. We also believe that our strong portfolio of intellectual property and our solid brand equity in the market will enable us to raise additional capital if and when needed to meet our short and long-term financing needs; however, there can be no assurance that, if needed, we will be successful in obtaining the necessary funds through equity or debt financing. If we need additional capital and are unable to secure financing, we may be required to further reduce expenses, delay product development and enhancement, or revise our strategy regarding ongoing litigation.

2. Revenue Information

The following table disaggregates the Company’s revenue into primary product groups:

	Three months ended March 31,
	2021	2020
Audio conferencing	$2,835	$2,787
Microphones	2,350	2,143
Video products	1,853	804
	$7,038	$5,734

The following table disaggregates the Company’s revenue into major regions:

	Three months ended March 31,
	2021	2020
North and South America	$3,524	$3,352
Asia (including Middle East) and Australia	2,226	1,416
Europe and Africa	1,288	966
	$7,038	$5,734

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

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three months ended March 31,
	2021	2020
Numerator:
Net loss	$(1,655)	$(1,847)
Denominator:
Basic weighted average shares outstanding	18,775,773	16,650,725
Dilutive common stock equivalents using treasury stock method	—	—
Diluted weighted average shares outstanding	18,775,773	16,650,725

Basic loss per common share	$(0.09)	$(0.11)
Diluted loss per common share	$(0.09)	$(0.11)

Weighted average options, warrants and convertible portion of senior convertible notes outstanding	3,636,117	542,818
Anti-dilutive options, warrants and convertible portion of senior convertible notes not included in the computation	3,636,117	542,818

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

4. Marketable Securities

The Company has classified its marketable securities as available-for-sale securities. These securities are carried at estimated fair value with unrealized holding gains and losses included in accumulated other comprehensive loss in stockholders’ equity until realized. Gains and losses on marketable security transactions are reported on the specific-identification method. Dividend and interest income are recognized when earned.

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of securities at March 31, 2021 and December 31, 2020 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
March 31, 2021
Available-for-sale securities:
Corporate bonds and notes	$1,008	$20	$—	$1,028
Municipal bonds	1,743	3	—	1,746
Total available-for-sale securities	$2,751	$23	$—	$2,774

December 31, 2020
Available-for-sale securities:
Corporate bonds and notes	$1,312	$26	$—	$1,338
Municipal bonds	1,536	5	—	1,541
Total available-for-sale securities	$2,848	$31	$—	$2,879

 Maturities of marketable securities classified as available-for-sale securities were as follows at March 31, 2021:

	Amortized cost	Estimated fair value
Due within one year	$960	$967
Due after one year through five years	1,791	1,807
Due after five years	—	—
Total available-for-sale securities	$2,751	$2,774

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

Debt securities in an unrealized loss position as of March 31, 2021 were not deemed impaired at acquisition and subsequent declines in fair value are not deemed attributed to declines in credit quality. Management believes that it is more likely than not that the securities will receive a full recovery of par value, although there can be no assurance that such recovery will occur. The available-for-sale marketable securities with continuous gross unrealized loss position for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 months		More than 12 months		Total
	Estimated fair value	Gross unrealized holding losses	Estimated fair value	Gross unrealized holding losses	Estimated fair value	Gross unrealized holding losses
As of March 31, 2021
Corporate bonds and notes	$—	$—	$—	$—	$—	$—
Municipal bonds	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—

5. Intangible Assets

Intangible assets as of March 31, 2021 and December 31, 2020 consisted of the following:

	Estimated useful lives (years)			March 31, 2021	December 31, 2020
Tradename	5	to	7	$555	$555
Patents and technological know-how	10	to	20	27,176	25,427
Proprietary software	3	to	15	2,981	2,981
Other	3	to	5	323	323
Total intangible assets				31,035	29,286
Accumulated amortization				(10,549)	(10,038)
Total intangible assets, net				$20,486	$19,248

The amortization of intangible assets for the three months ended March 31, 2021 and 2020 was as follows:

	Three months ended March 31,
	2021	2020
Amortization of intangible assets	$511	$368

The estimated future amortization expense of intangible assets is as follows:

Years ending December 31,	Amount
2021 (Remainder)	$1,580
2022	2,107
2023	2,101
2024	1,837
2025	1,776
Thereafter	11,085
Total	20,486

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

6. Inventories

Inventories, net of reserves, as of March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021	December 31, 2020
Current:
Raw materials	$1,140	$1,182
Finished goods	8,676	9,281
	$9,816	$10,463

Long-term:
Raw materials	$2,031	$1,977
Finished goods	2,095	2,613
	$4,126	$4,590

Long-term inventory represents inventory held in excess of our current (next 12 months) requirements based on our recent sales and forecasted level of sales. We expect to sell the above inventory, net of reserves, at or above the stated cost and believe that no loss will be incurred on its sale, although there can be no assurance of the timing or amount of any sales.

Net loss incurred on valuation of inventory at lower of cost or market value and write-off of obsolete inventory for the three months ended March 31, 2021 and 2020 was as follows:

	Three months ended March 31,
	2021	2020
Net loss incurred on valuation of inventory at lower of cost or market value and write-off of obsolete inventory	$375	$201

7. Leases

Rent expense is recognized on a straight-line basis over the period of the lease taking into account future rent escalation and holiday periods.

Rent expense for the three months ended March 31, 2021 and 2020 was as follows:

	Three months ended March 31,
	2021	2020
Rent expense	$184	$187

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

Supplemental cash flow information related to leases was as follows:

	Three months ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$184	$180
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$63

Supplemental balance sheet information related to leases was as follows:

	March 31, 2021	December 31, 2020
Operating lease right-of-use assets	$1,787	$1,936

Current portion of operating lease liabilities, included in accrued liabilities	$561	$579
Operating lease liabilities, net of current portion	1,353	1,489
Total operating lease liabilities	$1,914	$2,068

Weighted average remaining lease term for operating leases (in years)	3.33	3.54
Weighted average discount rate for operating leases	6.1%	6.1%

The following represents maturities of operating lease liabilities as of March 31, 2021:

Years ending December 31,
2021 (Remainder)	$504
2022	634
2023	610
2024	306
2025	69
Thereafter	—
Total lease payments	2,123
Less: Imputed interest	209
Total	$1,914

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

8. Shareholders' Equity

	Three months ended March 31,
	2021	2020
Common stock and additional paid-in capital
Balance, beginning of period	$63,378	$58,537
Share-based compensation expense	31	37
Proceeds from employee stock purchase plan	4	3
Balance, end of period	$63,413	$58,577

Accumulated other comprehensive loss
Balance, beginning of period	$(186)	$(176)
Unrealized loss on available-for-sale securities, net of tax	(2)	(23)
Foreign currency translation adjustment	(12)	(34)
Balance, end of period	$(200)	$(233)

Accumulated deficit
Balance, beginning of period	$(13,378)	$(13,883)
Net loss	(1,655)	(1,847)
Balance, end of period	$(15,033)	$(15,730)

Total shareholders' equity	$48,180	$42,614

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

The original issue discount and issuance costs are netted against the liability. The following table represents the carrying value of Notes and Warrants:

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
Liability component:
Principal	$2,910	$3,000
Less: debt discount and issuance costs, net of amortization	(532)	(581)
Net carrying amount	$2,378	$2,419
Equity component(1):
Warrants	$318	$318
Conversion feature	122	122
Net carrying amount	$440	$440

Current portion of liability component included under short-term debt	$450	$360
Long-term portion of liability component included under long-term debt	1,928	2,059
Liability component total	$2,378	$2,419

(1) Recorded on the condensed consolidated balance sheets as additional paid-in capital.

Debt discount and issuance costs are amortized over the life of the note to interest expense using the effective interest method. During the three months ended March 31, 2021 and March 31, 2020, amortization of debt discount and issuance costs was $49 and $49, respectively. The following table represents schedule of maturities of principal amount contained in the Notes as of March 31, 2021:

Year ending December 31,	Principal Amount Maturing
2021 (Remainder)	$270
2022	720
2023	1,920
2024	—
Total principal amount	$2,910

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

	March 31, 2021	December 31, 2020
Current portion of the PPP Loan included under short-term debt	$500	$312
Long-term portion of the PPP Loan included under long-term debt	999	1,187
Liability component total	$1,499	$1,499

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

Level 3 - Unobservable inputs.

The substantial majority of the Company’s financial instruments are valued using observable inputs. The following table sets forth the fair value of the financial instruments re-measured by the Company as of March 31, 2021 and December 31, 2020:

	Level 1	Level 2	Level 3	Total
March 31, 2021
Corporate bonds and notes	$—	$1,028	$—	$1,028
Municipal bonds	—	1,746	—	1,746
Total	$—	$2,774	$—	$2,774
December 31, 2020
Corporate bonds and notes	$—	$1,338	$—	$1,338
Municipal bonds	—	1,541	—	1,541
Total	$—	$2,879	$—	$2,879

11. Income Taxes

The current year loss did not result in income tax benefit due to recording a full valuation allowance against expected benefits. The valuation allowance was recorded as we concluded that it was more likely than not that our deferred tax assets were not realizable primarily due to the Company's recent pre-tax losses. Provision for income taxes for the three months ended March 31, 2021 represents income tax expense recorded for jurisdictions outside the United States.

12. Subsequent events

None.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this report, other than statements of historical fact, are forward-looking statements for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any forward-looking statement. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are based upon reasonable assumptions at the time made, there can be no assurance that any such expectations or any forward-looking statement will prove to be correct. Our actual results will vary, and may vary materially, from those projected or assumed in the forward-looking statements. Future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not anticipate, including, without limitation, product recalls and product liability claims; infringement of our technology or assertion that our technology infringes the rights of other parties; termination of supplier relationships, or failure of suppliers to perform; inability to successfully manage growth; delays in obtaining regulatory approvals or the failure to maintain such approvals; concentration of our revenue among a few customers, products or procedures; development of new products and technology that could render our products obsolete; market acceptance of new products; introduction of products in a timely fashion; price and product competition, availability of labor and materials, cost increases, and fluctuations in and obsolescence of inventory; volatility of the market price of our common stock; foreign currency fluctuations; changes in key personnel; work stoppage or transportation risks; integration of business acquisitions; and other factors referred to in our reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2019. All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Additional factors that may have a direct bearing on our operating results are discussed in  Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q and in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

During the first quarter of 2021, we announced two new powerful cameras that enhance the ease and visual quality of online collaboration beyond the capabilities of integrated laptop and PC cameras. With the new ClearOne UNITE® 10, the company’s most affordable camera ever, and the feature-rich ClearOne UNITE 50 4K AF that includes Auto-Framing technology for automatic single- or multi-person capture, everyone can take on the new year with the confidence provided by stunning video that puts them in the best possible light. We recognized that millions of people were expected to use video collaboration tools, for the first time, and the rapid societal shift to home-based and remote work left a lot of people desiring higher quality video solutions to ensure they make a good impression and enjoy reliable, clear and efficient communication. For users who want to upgrade from the basic camera included in their laptop or PC, ClearOne has lowered the barrier of entry with its most affordable webcam ever, the UNITE 10. The small, powerful webcam supports up to 1080p video quality and offers autofocus. The UNITE 10 can capture five-megapixel images with a field of view up to 87 degrees, while major competitors at this price point only achieve 78-degree field of view. The UNITE 10 attaches any PC or laptop with a simple mounting bracket, and a 1.5m USB-A cable ensures simple connection to most modern computers. The UNITE 10 is also available to dealers and distributors in 20 packs for commercial sale. The new UNITE 50 4K AF camera is a major upgrade over traditional webcams and introduces ClearOne’s new Auto-Framing technology that automatically frames meeting participants to maximize screen use through intelligent image algorithms and ePTZ automation (electronic pan, tilt and zoom). With 4K video quality at 30 Hz, auto-focus capability, 4x digital zoom, more than 8 megapixels of total resolution and an ultra-wide 110-degree field of view, the UNITE 50 4K AF ePTZ is equally capable of delivering incredible image quality from a home office as it is at capturing all participants in an office boardroom.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The camera can be controlled through an IR remote, further simplifying use and enabling real-time control of pan, tilt and zoom to provide greater control when capturing multi-person meeting environments. A standard damping mount ensures fast, easy installation, while an included USB 3.0 cable provides both power and video. Both new ClearOne cameras enable life-like video quality to web-based conferencing applications including ClearOne’s COLLABORATE® Space, WebEx™, Google Meet, Zoom™, GoToMeeting™, and Microsoft® Teams.

During February 2021, we expanded the applications for our BMA 360 Beamforming Microphone Array Ceiling Tile with the addition of a new Voice Lift feature that allows its impeccable audio to be locally amplified and heard throughout classrooms, lecture halls, and large meeting rooms.  announced a new Touch-Panel Controller, a highly intuitive 10-inch touch-screen device, designed for ClearOne’s CONVERGE®  Pro 2 audio DSP mixers as well as COLLABORATE Live video conferencing room systems. Paired with CONVERGE Pro 2 DSP mixers, users can make and receive PSTN and/or VoIP conference calls, and multiparty calls with the easy-to-use on-screen dial pad. When paired with COLLABORATE Live, users can make and receive video calls as well as manage content sharing options. ClearOne’s powerful breakthrough technologies, FiBeam™ and DsBeam™, already found on the BMA 360, enable exceptional new levels of Voice Lift performance. FiBeam technology makes the BMA 360 the world’s first truly wideband, frequency-invariant beamforming mic array that provides the ultimate in natural and full-fidelity sound. DsBeam provides unparalleled sidelobe depth below -40 dB, resulting in superior rejection of reverb and noise and providing superb clarity and intelligibility. With the addition of the new Voice Lift feature, the BMA 360 offers everything desired in a beamforming microphone array ceiling tile—superior beamformed audio, echo cancellation, noise cancellation, auto-mixing, power amplifiers, and camera-tracking functions. The ClearOne architecture offers easy setup and configuration for foolproof installation which benefits AV practitioners. End-users also benefit from the BMA 360’s reduced overall system cost for maximum return on investment. Each BMA 360 can have up to four Voice Lift zones to provide a simple and intuitive way to drive multiple speaker groups, allowing everyone to easily hear and be heard. Built-in 4 channel power amplifiers make wiring simple, convenient, and provide a large cost savings. ClearOne’s innovative combination of built-in power amplifiers and mix-minus zones makes the Voice Lift feature extremely simple to create and deploy. The BMA 360, now with Voice Lift, sets another industry standard for exceptional mic pickup distance and system gain.

During the first three months of 2021, we continued our efforts, primarily through litigation, to stop the infringement of our strategic patents. We also continued our programs to cut costs and to speed up product development that we believe will enable us to get back to a growth path.

Overall revenue increased by 23% in the first quarter of 2021 when compared to the first quarter of 2020, primarily due to an increase in revenue from all major product categories with video products generating the highest revenue growth. Video products continue to enjoy high revenue growth primarily due to significant demand from work from home and learn from home market. Despite the negative impact of COVID-19 and the infringement of our patents by Shure on all professional installed products, our new solutions incorporating Beamforming Microphone Array Ceiling Tile ("BMA-CT") continued to result in overall Beamforming Microphone Array ("BMA") revenue to be significantly higher than last year. However, revenue from BMA products as well as from our pro audio products are still far below the levels prior to infringement of our patents. Our revenue is negatively impacted  due to on-going harm of infringement of ClearOne’s patents despite the preliminary injunction granted against Shure as we believe Shure continues to infringe our patents and violates the preliminary injunction. The patent infringement also has negatively impacted directly the revenue from ClearOne’s other products not related to the infringed patents not withstanding a significant growth in revenue from video products this quarter. Our gross profit margin decreased to 42.7% during the first quarter of 2021 from 49.5% during the first quarter of 2020. Net loss decreased from $1.8 million in the first quarter of 2020 to $1.7 million in the first quarter of 2021. The decrease was mainly due to reduction in operating costs and increase in absolute gross profit dollars through higher revenue.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On September 1, 2020, the U.S. District Court of Northern Illinois held that "Shure has violated the preliminary injunction order and is found in contempt because it designed the MXA910-A in such a way that allows it to be easily installed flush in most ceiling grids”. The Court also opined that, “[t]he record is clear and convincing that Shure - through its design choices - violated the injunction order by allowing integrators to install the MXA910-A in the enjoined flush configuration.” Ultimately, the Court ordered that “Shure shall no longer manufacture, market, or sell the MXA910...”. ClearOne’s motion to accuse Shure’s MXA910-US of infringing the ’806 Patent is still pending with the Court.

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

Our video products and beamforming microphone arrays, especially BMA-CT and the newly introduced BMA 360 are critical to our long term growth. We face intense competition in this market from well-established market leaders as well as emerging players rich with marketing funds. We expect our strategy of combining curated audio solutions with our high quality professional cameras, and our high-end audio conferencing technology will generate high growth in the near future.

We derive a major portion of our revenue (approximately 38% for the year ended December 31, 2020) from international operations and expect this trend to continue in the future. Most of our revenue from outside the U.S. is billed in U.S. dollars and is not exposed to any significant currency risk. However, we are exposed to foreign exchange risk if the U.S. dollar is strong against other currencies as it will make U.S. Dollar denominated prices of our products less competitive.

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

Deferred Revenue

Deferred revenue decreased to $78 thousand at March 31, 2021 compared to $123 thousand at December 31, 2020.

A detailed discussion of our results of operations follows below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the three months ended March 31, 2021

The following table sets forth certain items from our unaudited condensed consolidated statements of operations  for the three months ended March 31, 2021 (“2021-Q1”) and 2020 ("2020-Q1"), respectively, together with the percentage of total revenue which each such item represents:

	Three months ended March 31,
(dollars in thousands)	2021	2020	Percentage Change 2021 vs 2020
Revenue	$7,038	$5,734	23%
Cost of goods sold	4,035	2,896	39%
Gross profit	3,003	2,838	6%
Sales and marketing	1,573	1,739	-10%
Research and product development	1,274	1,344	-5%
General and administrative	1,680	1,506	12%
Total operating expenses	4,527	4,589	-1%
Operating loss	(1,524)	(1,751)	-13%
Interest expense net of other income	(117)	(73)	60%
Loss before income taxes	(1,641)	(1,824)	-10%
Provision for income taxes	14	23	-39%
Net loss	$(1,655)	$(1,847)	-10%

Revenue

Our revenue increased to $7.0 million in 2021-Q1 compared to $5.7 million in 2020-Q1 primarily due to a 130% increase in video products revenue, followed by  a 10% increase in microphones revenue and a 2% increase in audio conferencing products revenue. Video products continue to enjoy successes primarily due to growth in demand from work from home and learn from home markets. Audio Conferencing category as a whole increased mainly due to a strong revenue performance of our professional mixers despite decreases in other product groups within audio conferencing category. Microphones growth continued to be led by our new solutions incorporating BMA-CT and BMA 360 even though our traditional ceiling mics suffered a revenue decline. During the first quarter of 2021, all major region groups enjoyed revenue growth. Revenues from North America, Europe and Africa and Asia Pacific, including the Middle East increased by 5%, 57% and 33%, respectively. Korea, Japan, the Middle East, South Asia, parts of Southern Europe and Latin America registered impressive revenue growth, while Canada and China saw revenue declines. USA registered modest growth.

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

Our gross profit margin declined from  49.5% during 2020-Q1 to 42.7% during 2021-Q1. The gross profit margin was negatively impacted due to increase in share of lower margin products in the revenue mix, increased freight and tariff costs and increased inventory obsolescence costs, partially offset by a decrease in overhead costs as a percentage of revenue.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our profitability in the near-term continues to depend significantly on our revenues from professional installed audio-conferencing products. We hold long-term inventory and if we are unable to sell our long-term inventory, our profitability might be affected by inventory write-offs and price mark-downs. Our long-term inventory includes approximately $0.8 million of wireless microphone-related finished goods and assemblies, $0.8 million of Converge Pro and Beamforming microphone array products, $0.3 million of network media streaming products, $0.4 million of tabletop conferencing products  and about $1.7 million of raw materials that will be used primarily for manufacturing professional audio conferencing products. Any business changes that are adverse to these product lines could potentially impact our ability to sell our long-term inventory in addition to our current inventory.

Operating Expenses

Operating expenses include sales and marketing (“S&M”) expenses, research and product development (“R&D”) expenses and general and administrative (“G&A”) expenses. Total operating expenses were $4.5 million for 2021-Q1 compared to $4.6 million for 2020-Q1. The following contains a more detailed discussion of expenses related to sales and marketing, research and product development, general and administrative, and other items.

Sales and Marketing - S&M expenses include selling, customer service, and marketing expenses such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses.

S&M expenses for 2021-Q1 decreased to $1.6 million from $1.7 million for 2020-Q1. The decrease was mainly due to decreases in trade-show related expenses, and employee travel related expenses partially offset by an increase in sales commissions.

Research and Product Development - R&D expenses include research and development, product line management, engineering services, and test and application expenses, including employee-related costs, outside services, expensed materials, depreciation, and an allocation of overhead expenses.

R&D expenses remained almost the same at $1.3 million for both quarters compared.

General and Administrative - G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs, and corporate administrative costs, including costs related to financing and human resources.

G&A expenses increased slightly from $1.5 million in 2020-Q1 to $1.7 million in 2021-Q1. The increase was primarily due to increases in depreciation and amortization expenses.

Other income (expense), net

Other income (expense), net includes interest income and foreign currency changes. Other income remained immaterial during the first quarter of 2021 and 2020.

Interest expense remained almost the same at $0.1 million for both periods compared.

Provision for income taxes

During the first quarters of 2021 and 2020, we did not recognize any benefit from the losses incurred due to setting up of full valuation allowance. Provision for income taxes recognized in the first quarter of 2021 relates to foreign jurisdictions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2021, our cash and cash equivalents were approximately $2.0 million compared to $3.8 million as of December 31, 2020. Our working capital was $19.5 million and $22.2 million as of March 31, 2021 and December 31, 2020, respectively.

Net cash used by operating activities was approximately $13 thousand in 2021-Q1, a decrease of cash provided of approximately $544 thousand from $531 thousand of cash provided by operating activities in 2020-Q1. The decrease in cash inflow was due to a negative change in operating assets and liabilities of $1,034 thousand, partially offset by an increase in non-cash charges by $298 thousand and a decrease in net loss by $192 thousand.

Net cash used in investing activities was almost the same at $1.7 million for 2021-Q1 and 2021-Q1.

Net cash used in financing activities was in 2021-Q1 was $86 thousand compared to cash provided of $3 thousand in 2020-Q1. The decrease in cash flow of $89 thousand is due to repayment of principal amounts due on senior convertible notes.

Capitalization of patent defense costs. We capitalize external legal costs incurred in the defense of our patents when we believe that a significant, discernible increase in value will result from the defense and a successful outcome of the legal action is probable. When we capitalize patent defense costs we amortize the costs over the remaining estimated useful life of the patents,which is 15 to 17 years. During 2021-Q1 we spent $1.7 million on legal costs related to the defense of our patents and capitalized the entire amount.

We are currently pursuing all available legal remedies to defend our strategic patents from infringement. We have already spent approximately $22.0 million from 2016 through March 31, 2021 towards this litigation and may be required to spend more to continue our legal defense. We believe the decision by the U.S. District Court in August 2019 granting our request for a preliminary injunction to prevent our competitor from manufacturing, marketing, and selling its competing ceiling microphone array in an infringing configuration is an incredibly valuable ruling for ClearOne and its business. We believe that the decision validates the strength and importance of ClearOne’s intellectual property rights, recognizes ClearOne’s innovations in this space, and stops our competitor from further infringing our Graham patent (U.S. Patent No. 9,813,806) pending a full trial. Although there can be no assurance of any outcome of a full trial, we believe this ruling will help pave way for ClearOne’s recovery from the immense harm inflicted by our competitor's infringement of our valuable patents. However, we are not getting the full benefits of the Court’s extraordinary remedy in the form of the preliminary injunction granted against Shure with respect to infringement of our ’806 Patent as we believe that Shure is still infringing ClearOne’s patent. During September 2020, the U.S District Court of Northern Illinois held Shure in contempt for marketing and selling their new design in violation of the preliminary injunction.

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

We also believe that the measures taken by us will yield higher revenues in the future. We believe, although there can be no assurance, that all of these measures and effective management of working capital will provide the liquidity needed to meet our operating needs through at least through May 14, 2022. We also believe that our strong portfolio of intellectual property and our solid brand equity in the market will enable us to raise additional capital if and when needed to meet our short and long-term financing needs; however, there can be no assurance that, if needed, we will be successful in obtaining the necessary funds through equity or debt financing. If we need additional capital and are unable to secure financing, we may be required to further reduce expenses, delay product development and enhancement, or revise our strategy regarding ongoing litigation.

At March 31, 2021, we had open purchase orders of approximately $4.5 million mostly for purchase of inventory.

At March 31, 2021, we had inventory totaling $13.9 million, of which non-current inventory accounted for $4.1 million. This compares to total inventories of $15.1 million and non-current inventory of $4.6 million as of December 31, 2020.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of March 31, 2021 (in millions):

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 years
Senior convertible notes	$2,910	$450	$2,460	$-	$-
Payroll Protection Plan loan	1,499	500	999	-	-
Operating lease obligations	2,123	662	1,238	223	-
Purchase obligations	4,507	4,507	-	-	-
Total	$11,039	$6,119	$4,697	$223	$-

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance-sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, results of operations or liquidity.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our results of operations and financial position are based upon our unaudited condensed consolidated financial statements included under Item 1 of this Form 10-Q, which have been prepared in conformity with accounting principles generally accepted in the United States. We review the accounting policies used in reporting our financial results on a regular basis. We believe certain of our accounting policies are critical to understanding our financial position and results of operations. There have been no changes to the critical accounting policies as explained in our Annual Report on Form 10-K for the year ended December 31, 2020.

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of recent accounting pronouncements, see Note 1: “Business Description, Basis of Presentation and Significant Accounting Policies” in the notes to our unaudited condensed consolidated financial statements included under Item 1 of this Form 10-Q.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.     CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2021 was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial and Accounting Officer. Based upon this evaluation, our Chief Executive Officer and Senior Vice President of Finance concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures effective at a reasonable assurance level as of March 31, 2021.

There has been no change in the Company's internal control over financial reporting as of March 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company is involved in litigation against Shure Incorporated (“Shure”) as further described in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”), which information is incorporated herein by reference.  The following recent developments amend and supplement the disclosure of the ongoing litigation proceedings against Shure as follows:

Shure, Incorporated v. ClearOne, Inc., 17-cv-3078 (N.D. of Illinois)

Shure and ClearOne completed supplemental briefing before the district court relating to the Court’s ruling holding Shure in contempt. In April 2021, Shure and ClearOne completed briefing on Shure’s appeal of the Court’s ruling holding Shure in contempt. The Federal Circuit has not yet set a date for a hearing on the appeal.

ClearOne, Inc. v. Shure, Incorporated, 19-cv-02421 (N.D. of Illinois)

On July 21, 2020, ClearOne informed the Court that it would proceed with its advertising-related claims in Delaware rather than Illinois. ClearOne thus filed a Second Amended Complaint removing the prospective economic advantage and trade libel claims. Shure has decided to file an early motion to obtain summary judgment and dismissal of ClearOne’s trade secret misappropriation claims. Briefing will begin in May 2021 and end in June 2021.

Shure, Incorporated v. ClearOne, Inc., 19-cv-1343 (D. of Delaware)

On April 16, 2021, Shure and ClearOne filed summary judgment and Daubert motions.  ClearOne filed for summary judgment of noninfringement and invalidity relating to the ’493 Patent; and summary judgment of no liability on various alleged false statements and of no lost profits or unjust enrichment relating to the false advertising claims.  ClearOne also moved to exclude certain opinions from two Shure expert witnesses. Shure filed summary judgment motions on ClearOne’s inventorship argument; and on all of ClearOne’s counterclaims.  They also seek to exclude certain opinions from two ClearOne expert witnesses. Briefing on these summary judgment and Daubert motions will be complete in May 2021, and a hearing is scheduled on the motions in June 2021.

Item 1A. RISK FACTORS

None.

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

ClearOne, Inc., (Registrant)

	By:	/s/ Zeynep Hakimoglu
May 13, 2021		Zeynep Hakimoglu President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

	By:	/s/ Narsi Narayanan
May 13, 2021		Narsi Narayanan Senior Vice President of Finance (Principal Accounting and Principal Financial Officer)

