Form 10-Q
period 2021-06-30
CLEARONE INC
filed 2021-08-10
CIK 840715

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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

The number of shares of ClearOne common stock outstanding as of August 10, 2021 was 18,779,781.

CLEARONE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CLEARONE, INC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$2,088	$3,803
Marketable securities	969	1,117
Receivables, net of allowance for doubtful accounts of $506	5,305	5,194
Inventories, net	9,203	10,463
Income tax receivable	7,220	7,169
Prepaid expenses and other assets	1,273	1,536
Total current assets	26,058	29,282
Long-term marketable securities	1,028	1,762
Long-term inventories, net	3,979	4,590
Property and equipment, net	753	906
Operating lease - right of use assets, net	1,645	1,936
Intangibles, net	21,547	19,248
Other assets	4,600	4,599
Total assets	$59,610	$62,323
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,046	$3,950
Accrued liabilities	3,162	2,352
Deferred product revenue	56	123
Short-term debt	1,227	672
Total current liabilities	8,491	7,097
Long-term debt, net	2,609	3,245
Operating lease liability, net of current	1,214	1,489
Other long-term liabilities	678	678
Total liabilities	12,992	12,509

Shareholders' equity:
Common stock, par value $0.001, 50,000,000 shares authorized, 18,779,781 shares issued and outstanding	19	19
Additional paid-in capital	63,431	63,359
Accumulated other comprehensive loss	(213)	(186)
Accumulated deficit	(16,619)	(13,378)
Total shareholders' equity	46,618	49,814
Total liabilities and shareholders' equity	$59,610	$62,323

See accompanying notes

CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(Dollars in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenue	$7,735	$6,357	$14,773	$12,091
Cost of goods sold	4,311	3,739	8,346	6,635
Gross profit	3,424	2,618	6,427	5,456

Operating expenses:
Sales and marketing	1,755	1,457	3,328	3,196
Research and product development	1,487	1,474	2,761	2,818
General and administrative	1,668	1,526	3,348	3,032
Total operating expenses	4,910	4,457	9,437	9,046

Operating loss	(1,486)	(1,839)	(3,010)	(3,590)

Interest expense	(107)	(109)	(219)	(217)
Other income (expense), net	15	16	10	51

Loss before income taxes	(1,578)	(1,932)	(3,219)	(3,756)

Provision for income taxes	8	5	22	28

Net loss	$(1,586)	$(1,937)	$(3,241)	$(3,784)

Basic weighted average shares outstanding	18,775,817	16,650,774	18,775,795	16,650,750
Diluted weighted average shares outstanding	18,775,817	16,650,774	18,775,795	16,650,750

Basic loss per share	$(0.08)	$(0.12)	$(0.17)	$(0.23)
Diluted loss per share	$(0.08)	$(0.12)	$(0.17)	$(0.23)

Comprehensive loss:
Net loss	$(1,586)	$(1,937)	$(3,241)	$(3,784)
Unrealized gain(loss) on available-for-sale securities, net of tax	(3)	30	(5)	7
Change in foreign currency translation adjustment	(10)	(8)	(22)	(42)
Comprehensive loss	$(1,599)	$(1,915)	$(3,268)	$(3,819)

See accompanying notes

CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share amounts)

	Six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(3,241)	$(3,784)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	1,330	1,082
Amortization of right-of-use assets	291	273
Stock-based compensation expense	65	54
Provision for doubtful accounts, net	—	31
Change of inventory to net realizable value	682	660
Changes in operating assets and liabilities:
Receivables	(111)	(358)
Inventories	1,189	2,331
Prepaid expenses and other assets	261	238
Accounts payable	96	302
Accrued liabilities	842	(443)
Income taxes payable	(51)	6
Deferred product revenue	(67)	26
Operating lease liabilities	(301)	(276)
Other long-term liabilities	—	(29)
Net cash provided by operating activities	985	113

Cash flows from investing activities:
Purchase of property and equipment	(25)	(218)
Purchase of intangibles	(147)	(114)
Capitalized patent defense costs	(3,206)	(3,792)
Proceeds from maturities and sales of marketable securities	1,394	2,482
Purchases of marketable securities	(517)	(1,903)
Net cash used in investing activities	(2,501)	(3,545)

Cash flows from financing activities:
Net proceeds from Paycheck Protection Program loan	—	1,499
Net proceeds from equity-based compensation programs	7	6
Principal payments of long-term debt	(180)	—
Net cash provided by (used in) financing activities	(173)	1,505

Effect of exchange rate changes on cash and cash equivalents	(26)	(31)

Net decrease in cash and cash equivalents	(1,715)	(1,958)
Cash and cash equivalents at the beginning of the period	3,803	4,064
Cash and cash equivalents at the end of the period	$2,088	$2,106

See accompanying notes

4

 CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share amounts)

The following is a summary of supplemental cash flow activities:

	Six months ended June 30,
	2021	2020
Cash paid for income taxes	$74	$12
Cash paid for interest	106	134

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

These accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are not audited. Certain information and footnote disclosures that are usually included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been either condensed or omitted in accordance with SEC rules and regulations. The accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of June 30, 2021 and December 31, 2020, the results of operations for the three and six months ended June 30, 2021 and 2020, and the cash flows for the six months ended June 30, 2021 and 2020. The results of operations for the three and six months ended June 30, 2021 and 2020 are not necessarily indicative of the results for a full-year period. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC.

Significant Accounting Policies:

The significant accounting policies were described in Note 1 to the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2020. There have been no changes to these policies during the six months ended June 30, 2021 that are of significance or potential significance to the Company.

Recent accounting pronouncements: The Company has determined that recently issued accounting standards will not have a material impact on its consolidated financial position, results of operations or cash flows.

Liquidity:

As of June 30, 2021, our cash and cash equivalents were approximately $2,088 compared to $3,803 as of December 31, 2020. Our working capital was $17,567 as of June 30, 2021. Net cash provided by operating activities was $985 for the six months ended June 30, 2021, an increase of $872 from $113 of cash provided by operating activities in the six months ended June 30, 2021.

We are currently pursuing all available legal remedies to defend our strategic patents from infringement. We have already spent approximately $23,559 from 2016 through June 30, 2021 towards this litigation and may be required to spend more to continue our legal defense. We believe the decision by the U.S. District Court in August 2019 granting our request for a preliminary injunction to prevent our competitor from manufacturing, marketing, and selling its competing ceiling microphone array in an infringing configuration is an incredibly valuable ruling for ClearOne and its business. We believe that the decision validates the strength and importance of ClearOne’s intellectual property rights, recognizes ClearOne’s innovations in this space, and stops our competitor from further infringing our Graham patent (U.S. Patent No. 9,813,806) pending a full trial. Although there can be no assurance of any outcome of a full trial, we believe this ruling will help pave the way for ClearOne’s recovery from the immense harm inflicted by our competitor's infringement of our valuable patents. For more information about our intellectual property litigation, See Note 8. Commitments and Contingencies - Legal Proceedings, in our annual report on Form 10-K for the year ended December 31, 2020 and Part II, Item 1. Legal Proceedings in this quarterly report.

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

We also believe that the measures taken by us will yield higher revenues in the future. We believe, although there can be no assurance, that all of these measures and effective management of working capital will provide the liquidity needed to meet our operating needs through at least August 10, 2022. We also believe that our strong portfolio of intellectual property and our solid brand equity in the market will enable us to raise additional capital if and when needed to meet our short and long-term financing needs; however, there can be no assurance that, if needed, we will be successful in obtaining the necessary funds through equity or debt financing. If we need additional capital and are unable to secure financing, we may be required to further reduce expenses, delay product development and enhancement, or revise our strategy regarding ongoing litigation.

2. Revenue Information

The following table disaggregates the Company’s revenue into primary product groups:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Audio conferencing	$3,096	$2,648	$5,931	$5,435
Microphones	3,218	1,891	5,568	4,034
Video products	1,421	1,818	3,274	2,622
	$7,735	$6,357	$14,773	$12,091

The following table disaggregates the Company’s revenue into major regions:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
North and South America	$3,640	$4,003	$7,164	$7,355
Asia (including Middle East) and Australia	1,797	1,580	4,023	2,996
Europe and Africa	2,298	774	3,586	1,740
	$7,735	$6,357	$14,773	$12,091

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

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(1,586)	$(1,937)	$(3,241)	$(3,784)
Denominator:
Basic weighted average shares outstanding	18,775,817	16,650,774	18,775,795	16,650,750
Dilutive common stock equivalents using treasury stock method	—	—	—	—
Diluted weighted average shares outstanding	18,775,817	16,650,774	18,775,795	16,650,750

Basic loss per common share	$(0.08)	$(0.12)	$(0.17)	$(0.23)
Diluted loss per common share	$(0.08)	$(0.12)	$(0.17)	$(0.23)

Weighted average options, warrants and convertible portion of senior convertible notes outstanding	3,597,418	542,196	3,616,661	542,507
Anti-dilutive options, warrants and convertible portion of senior convertible notes not included in the computation	3,597,148	542,196	3,616,661	542,507

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

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of securities at June 30, 2021 and December 31, 2020 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
June 30, 2021
Available-for-sale securities:
Corporate bonds and notes	$1,007	$19	$—	$1,026
Municipal bonds	969	2	—	971
Total available-for-sale securities	$1,976	$21	$—	$1,997

December 31, 2020
Available-for-sale securities:
Corporate bonds and notes	$1,312	$26	$—	$1,338
Municipal bonds	1,536	5	—	1,541
Total available-for-sale securities	$2,848	$31	$—	$2,879

 Maturities of marketable securities classified as available-for-sale securities were as follows at June 30, 2021:

	Amortized cost	Estimated fair value
Due within one year	$959	$969
Due after one year through five years	1,017	1,028
Due after five years	—	—
Total available-for-sale securities	$1,976	$1,997

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

Debt securities in an unrealized loss position as of June 30, 2021 were not deemed impaired at acquisition and subsequent declines in fair value are not deemed attributed to declines in credit quality. Management believes that it is more likely than not that the securities will receive a full recovery of par value, although there can be no assurance that such recovery will occur.

There were no available-for-sale marketable securities with gross unrealized loss position.

5. Intangible Assets

Intangible assets as of June 30, 2021 and December 31, 2020 consisted of the following:

	Estimated useful lives (years)			June 30, 2021	December 31, 2020
Tradename	5	to	7	$555	$555
Patents and technological know-how	10	to	20	28,780	25,427
Proprietary software	3	to	15	2,981	2,981
Other	3	to	5	323	323
Total intangible assets				32,639	29,286
Accumulated amortization				(11,092)	(10,038)
Total intangible assets, net				$21,547	$19,248

The amortization of intangible assets for the three months ended June 30, 2021 and 2020 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Amortization of intangible assets	$543	$406	$1,054	$774

The estimated future amortization expense of intangible assets is as follows:

Years ending December 31,	Amount
2021 (Remainder)	$1,123
2022	2,246
2023	2,239
2024	1,975
2025	1,914
Thereafter	12,050
Total	21,547

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

6. Inventories

Inventories, net of reserves, as of June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021	December 31, 2020
Current:
Raw materials	$1,090	$1,182
Finished goods	8,113	9,281
	$9,203	$10,463

Long-term:
Raw materials	$2,237	$1,977
Finished goods	1,742	2,613
	$3,979	$4,590

Long-term inventory represents inventory held in excess of our current (next 12 months) requirements based on our recent sales and forecasted level of sales. We expect to sell the above inventory, net of reserves, at or above the stated cost and believe that no loss will be incurred on its sale, although there can be no assurance of the timing or amount of any sales.

Net loss incurred on valuation of inventory at lower of cost or market value and write-off of obsolete inventory for the three and six months ended June 30, 2021 and 2020 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net loss incurred on valuation of inventory at lower of cost or market value and write-off of obsolete inventory	$307	$459	$682	$660

7. Leases

Rent expense is recognized on a straight-line basis over the period of the lease taking into account future rent escalation and holiday periods.

Rent expense for the three and six months ended June 30, 2021 and 2020 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Rent expense	$175	$172	$359	$359

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

Supplemental cash flow information related to leases was as follows:

	Six months ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(360)	$(356)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$97

Supplemental balance sheet information related to leases was as follows:

	June 30, 2021	December 31, 2020
Operating lease right-of-use assets	$1,645	$1,936

Current portion of operating lease liabilities, included in accrued liabilities	$554	$579
Operating lease liabilities, net of current portion	1,214	1,489
Total operating lease liabilities	$1,768	$2,068

Weighted average remaining lease term for operating leases (in years)	3.12	3.54
Weighted average discount rate for operating leases	6.1%	6.1%

The following represents maturities of operating lease liabilities as of June 30, 2021:

Years ending December 31,
2021 (Remainder)	$329
2022	634
2023	610
2024	307
2025	69
Thereafter	—
Total lease payments	1,949
Less: Imputed interest	181
Total	$1,768

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

8. Shareholders' Equity

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Common stock and additional paid-in capital
Balance, beginning of period	$63,413	$58,577	$63,378	$58,537
Share-based compensation expense	34	17	65	54
Proceeds from employee stock purchase plan	3	3	7	6
Balance, end of period	$63,450	$58,597	$63,450	$58,597

Accumulated other comprehensive loss
Balance, beginning of period	$(200)	$(233)	$(186)	$(176)
Unrealized loss on available-for-sale securities, net of tax	(3)	30	(5)	7
Foreign currency translation adjustment	(10)	(8)	(22)	(42)
Balance, end of period	$(213)	$(211)	$(213)	$(211)

Accumulated deficit
Balance, beginning of period	$(15,033)	$(15,730)	$(13,378)	$(13,883)
Net loss	(1,586)	(1,937)	(3,241)	(3,784)
Balance, end of period	$(16,619)	$(17,667)	$(16,619)	$(17,667)

Total shareholders' equity	$46,618	$40,719	$46,618	$40,719

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

The original issue discount and issuance costs are netted against the liability. The following table represents the carrying value of Notes and Warrants:

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
Liability component:
Principal	$2,820	$3,000
Less: debt discount and issuance costs, net of amortization	(483)	(581)
Net carrying amount	$2,337	$2,419
Equity component(1):
Warrants	$318	$318
Conversion feature	122	122
Net carrying amount	$440	$440

Current portion of liability component included under short-term debt	$540	$360
Long-term portion of liability component included under long-term debt	1,797	2,059
Liability component total	$2,337	$2,419

(1) Recorded on the condensed consolidated balance sheets as additional paid-in capital.

Debt discount and issuance costs are amortized over the life of the note to interest expense using the effective interest method. During the three and six months ended June 30, 2021, amortization of debt discount and issuance costs was $49 and $98, respectively and for the three and six months ended June 30, 2020, amortization of debt discount and issuance costs was $49 and $98, respectively. The following table represents schedule of maturities of principal amount contained in the Notes as of June 30, 2021:

Year ending December 31,	Principal Amount Maturing
2021 (Remainder)	$180
2022	720
2023	1,920
2024	—
Total principal amount	$2,820

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

	June 30, 2021	December 31, 2020
Current portion of the PPP Loan included under short-term debt	$687	$312
Long-term portion of the PPP Loan included under long-term debt	812	1,187
Liability component total	$1,499	$1,499

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

Level 3 - Unobservable inputs.

The Company’s financial instruments are valued using observable inputs. The following table sets forth the fair value of the financial instruments re-measured by the Company as of June 30, 2021 and December 31, 2020:

	Level 1	Level 2	Level 3	Total
June 30, 2021
Corporate bonds and notes	$—	$1,026	$—	$1,026
Municipal bonds	—	971	—	971
Total	$—	$1,997	$—	$1,997
December 31, 2020
Corporate bonds and notes	$—	$1,338	$—	$1,338
Municipal bonds	—	1,541	—	1,541
Total	$—	$2,879	$—	$2,879

11. Income Taxes

The current year loss did not result in income tax benefit due to recording a full valuation allowance against expected benefits. The valuation allowance was recorded as we concluded that it was more likely than not that our deferred tax assets were not realizable primarily due to the Company's recent pre-tax losses. Provision for income taxes for the six months ended June 30, 2021 represents income tax expense recorded for jurisdictions outside the United States.

12. Subsequent events

On July 2, 2021, the Company obtained a bridge loan in the principal amount of $2,000,000 from Edward D. Bagley (the “Bridge Loan”). Mr. Bagley is an affiliate of the Company and is the beneficial owner of approximately 46.7% of the Company’s issued and outstanding shares of common stock. The Bridge Loan is evidenced by a promissory note dated July 2, 2021 (the “Note”) issued by the Company to Mr. Bagley.  The Note bears interests at a rate of 8.0% per annum, matures on the earlier to occur of (i) October 1, 2021 or (ii) within two business days of the Company’s receipt of its expected U.S. federal income tax refund, and contains other customary covenants and events of default.

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

During May 2021, we announced the immediate availability of CONVERGENCE AV Cloud, which significantly expands AV Practitioner recurring revenue opportunities for remote, real-time Management as a Service (MaaS). CONVERGENCE Cloud software is a unified AV network management platform to monitor, control, and audit ClearOne Pro Audio and Video products and services. Remote real-time system access provides at-a-glance and all-inclusive dashboard views with auto-discovery of Pro Audio devices and unlimited scalability designed to support organizations of any size. With the new Cloud option, AV Practitioners can profit on value-added MaaS opportunities to easily support multiple clients and multiple networks with fully secure, real-time remote system access on a single multi-tenant platform. The powerful and elegant user interface, in twelve languages, works on any browser and will allow full support of the AV Network with built-in video, audio, and chat tools for real-time communications as well as email and immediate SMS text alerts. Relevant information is quickly found with search, sort, and filter options. CONVERGENCE AV Cloud can be virtually partitioned for AV management by location such as building, floor, room, or any desired global topology. Practitioners can easily manage accounts, assigning three levels of access with Owner, Administrator, and Monitor roles; all housed on encrypted secure cloud servers. Client tenant usage can be conveniently tracked for invoicing and optional auto-payment reminders.

During the first six months of 2021, we continued our efforts, primarily through litigation, to stop the infringement of our strategic patents. We believe the decision by the U.S. District Court in August 2019 granting our request for a preliminary injunction to prevent Shure from manufacturing, marketing, and selling its competing ceiling microphone array in an infringing configuration is an incredibly valuable ruling for ClearOne and its business. The decision validates the strength and importance of ClearOne’s intellectual property rights, recognizes ClearOne’s innovations in this space, and stops Shure from further infringing the Graham patent pending a full trial. Although there can be no assurance of any outcome of a full trial, we believe this ruling will help pave the way for ClearOne’s recovery from the immense harm inflicted by Shure's infringement of our valuable patents. However, we are not getting the full benefits of the Court’s extraordinary remedy in the form of the preliminary injunction granted against Shure with respect to infringement of our ’806 Patent as we believe that Shure is still infringing ClearOne’s patent.

We also continued our programs to cut costs and to speed up product development that we believe will enable us to get back to a growth path.

Overall revenue increased by 22% in the second quarter of 2021 when compared to the second quarter of 2020, primarily due to an increase in revenue from microphones and audio conferencing products with BMA based solutions generating the highest revenue growth. Overall revenue increased by 22% during the six months ended June 30, 2021 compared to the same period in 2020, primarily due to increase in revenue from microphones, especially the BMA based solutions and video products.  Despite the negative impact of COVID-19 and the infringement of our patents by Shure on all professional installed products, our new solutions incorporating Beamforming Microphone Array Ceiling Tile ("BMA-CT") continued to result in overall Beamforming Microphone Array ("BMA") revenue to be significantly higher than last year. However, revenue from BMA products as well as from our pro audio products are still far below the levels prior to infringement of our patents. Our revenue is negatively impacted  due to on-going harm of infringement of ClearOne’s patents despite the preliminary injunction granted against Shure as we believe Shure continues to infringe our patents and violates the preliminary injunction. The patent infringement also has negatively impacted directly the revenue from ClearOne’s other products not related to the infringed patents not withstanding a significant growth in revenue from video products in the first quarter of 2021 compared to first quarter of 2020.  Our gross profit margin increased to 44.3% during the second quarter of 2021 from 41.2% during the second quarter of 2020. Net loss decreased from $1.9 million in the second quarter of 2020 to $1.6 million in the second quarter of 2021. The decrease was mainly due to increase in absolute gross profit dollars through higher revenue partially offset by an increase in operating costs. During the six months ended June 30, 2021, our absolute gross profit dollars increased to $6.4 million from $5.5 million in the same period in 2020 despite gross profit margin declining to 43.5% from 45.1% due to increase in revenues. During the six months ended June 30, 2021, net loss decreased to  $3.2 million compared to $3.8 million during the same period in 2020 mainly due to higher gross profit dollars from higher revenue partially offset by an increase in operating expenses in the six months ended June 30, 2021 compared to six months ended June 30, 2020.

.

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

Deferred Revenue

Deferred revenue decreased to $56 thousand at June 30, 2021 compared to $123 thousand at December 31, 2020.

A detailed discussion of our results of operations follows below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the three and six months ended June 30, 2021

The following table sets forth certain items from our unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2021 (“2021-Q2”) ("2021-H1") and 2020 ("2020-Q2") ("2020-H1"), respectively, together with the percentage of total revenue which each such item represents:

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2021	2020	Percentage Change 2021 vs 2020	2021	2020	Percentage Change 2021 vs 2020
Revenue	$7,735	$6,357	22%	$14,773	$12,091	22%
Cost of goods sold	4,311	3,739	15%	8,346	6,635	26%
Gross profit	3,424	2,618	31%	6,427	5,456	18%
Sales and marketing	1,755	1,457	20%	3,328	3,196	4%
Research and product development	1,487	1,474	1%	2,761	2,818	-2%
General and administrative	1,668	1,526	9%	3,348	3,032	10%
Total operating expenses	4,910	4,457	10%	9,437	9,046	4%
Operating loss	(1,486)	(1,839)	-19%	(3,010)	(3,590)	-16%
Interest expense net of other income	(92)	(93)	-1%	(209)	(166)	26%
Loss before income taxes	(1,578)	(1,932)	-18%	(3,219)	(3,756)	-14%
Provision for income taxes	8	5	60%	22	28	-21%
Net loss	$(1,586)	$(1,937)	-18%	$(3,241)	$(3,784)	-14%

Revenue

Our revenue increased to $7.7 million in 2021-Q2 compared to $6.4 million in 2020-Q2 primarily due to a 70% increase in microphones revenue, followed by a 17% increase in audio conferencing revenue, partially offset by a 22% decline in video products. Microphones growth continued to be led by our new solutions incorporating BMA-CT and BMA 360 with our traditional ceiling mics also enjoying revenue growth.  Audio Conferencing category as a whole increased mainly due to a strong revenue performance of our professional mixers despite decreases in other product groups within audio conferencing category. During the second quarter of 2021, revenues from Americas declined by 9% primarily due to decline in revenues from USA, while revenues from Asia Pacific, including the Middle East and India grew by 14% primarily due to increase in revenues from China, Australia and Korea, and revenues from Europe and Africa increased by 197% primarily due to significant revenue increases from Southern Europe followed by overall revenue growth in all other regions of Europe and Africa.

During the six months ended June 30, 2021 our revenues increased from $12.1 million to $14.8 million compared to same period in 2020 due to increase in all product categories with revenues from microphones increasing by 38%, video products increasing by 25% and audio conferencing increasing by 9%. The increase in revenue from microphones continued to be led by our new solutions incorporating BMA-CT and BMA 360 with wireless microphones also enjoying revenue growth. Audio Conferencing category as a whole increased mainly due to a strong revenue performance by our professional mixers. However other product categories within audio conferencing category suffered revenue declines during 2021-H1 when compared to 2020-H1. Video products enjoyed revenue growth primarily due to growth in demand from work from home and learn from home markets. During 2021-H1 Americas declined by 3%, Asia Pacific, including the Middle East and India increased by 34% and Europe and Africa increased by 106%. Revenues increased from all major regions except USA and Canada during 2021-H1 compared to 2020-H1 with revenue growth from Korea and Southern Europe far exceeding revenue growth from other regions.

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

Our gross profit margin increased from 41.2% during 2020-Q2 to 44.3% during 2021-Q2. The gross profit margin was positively impacted due to decreased freight and tariff costs and inventory obsolescence costs as a percentage of revenue, partially offset by increase in material costs and overhead costs as a percentage of revenue.

Our gross profit margin decreased from 45.1% during 2020-H1 to 43.5% during 2021-H1. The gross profit margin decreased primarily due to increase in material costs and freight and tariff costs a percentage of revenue, partially offset by decrease in inventory obsolescence costs as a percentage of revenue.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our profitability in the near-term continues to depend significantly on our revenues from professional installed audio-conferencing products. We hold long-term inventory and if we are unable to sell our long-term inventory, our profitability might be affected by inventory write-offs and price mark-downs. Our long-term inventory includes approximately $0.7 million of wireless microphone-related finished goods and assemblies, $0.4 million of Converge Pro and Beamforming microphone array products, $0.3 million of network media streaming products, $0.3 million of tabletop conferencing products and about $2.0 million of raw materials that will be used primarily for manufacturing professional audio conferencing products. Any business changes that are adverse to these product lines could potentially impact our ability to sell our long-term inventory in addition to our current inventory.

Operating Expenses

Operating expenses include sales and marketing (“S&M”) expenses, research and product development (“R&D”) expenses and general and administrative (“G&A”) expenses. Total operating expenses were $4.9 million for 2021-Q2 compared to $4.5 million for 2020-Q2. Total operating expenses were $9.4 million for 2021-H1 compared to $9.0 million for 2020-H1. The following contains a more detailed discussion of expenses related to sales and marketing, research and product development, general and administrative, and other items.

Sales and Marketing - S&M expenses include selling, customer service, and marketing expenses such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses.

S&M expenses for 2021-Q2 increased to $1.8 million from $1.5 million for 2020-Q2. The increase was mainly due to increase in sales commissions and due to one-time employment termination costs.

S&M expenses for 2021-H1 increased to $3.3 million from $3.2 million for 2020-H1. The increase was mainly due to increase in sales commissions and due one time employment termination costs partially offset by decreases in trade-show related expenses and travel expenses.

Research and Product Development - R&D expenses include research and development, product line management, engineering services, and test and application expenses, including employee-related costs, outside services, expensed materials, depreciation, and an allocation of overhead expenses.

R&D expenses remained almost the same at $1.5 million for both quarters compared.

R&D expenses remained fairly consistent with approximately $2.8 million for 2021-H1, as compared to $2.8 million for 2020-H1.

General and Administrative - G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs, and corporate administrative costs, including costs related to finance and human resources teams.

G&A expenses increased slightly from $1.5 million in 2020-Q2 to $1.7 million in 2021-Q2. The increase was primarily due to increases in depreciation and amortization expenses and insurance expenses.

G&A expenses increased from $3.0 million in 2020-H1 to $3.3 million in 2021-H1. The increase was primarily due to increases in depreciation and amortization expenses and insurance expenses.

Other income (expense), net

Other income (expense), net includes interest income and foreign currency changes. Other income remained immaterial during the second quarter of 2021 and 2020 and between 2021-H1 and 2020-H1.

Interest expense remained almost the same at $0.1 million for both quarters compared.

Interest expense remained consistent at $0.2 million in 2021-H1 compared to $0.2 million in 2020-H1.

Provision for income taxes

During 2021-H1, we did not recognize any benefit from the losses incurred due to setting up of full valuation allowance. Provision for income taxes recognized for 2021-Q2 and 2021-H1 relates to foreign jurisdictions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2021, our cash and cash equivalents were approximately $2.1 million compared to $3.8 million as of December 31, 2020. Our working capital was $17.6 million and $22.2 million as of June 30, 2021 and December 31, 2020, respectively.

Net cash provided by operating activities was approximately $1.0 million in 2021-H1, an increase of cash provided of approximately $0.9 million from $0.1 million of cash provided by operating activities in 2020-H1. The increase in cash inflow was due to a positive change in operating assets and liabilities of $0.1 million, increase in non-cash charges by $0.3 million and a decrease in net loss by $0.5 million.

Net cash used in investing activities was $2.5 million in 2021-H1 compared to $3.5 million in 2020-H1, a decrease in cash used of $1.0 million. The decrease in cash used in investing activities was primarily due to an increase in net cash realized from marketable securities of approximately $0.3 million and a decrease in capitalized patent defense costs by $0.6 million.

Net cash used in financing activities in 2021-H1 was $0.2 million consisting of repayment of principal amounts due on senior convertible notes compared to cash provided by financing activities of $1.5 million in 2020-H1, which consisted of net proceeds from Paycheck Protection Program.

Capitalization of patent defense costs. We capitalize external legal costs incurred in the defense of our patents when we believe that a significant, discernible increase in value will result from the defense and a successful outcome of the legal action is probable. When we capitalize patent defense costs we amortize the costs over the remaining estimated useful life of the patents,which is 15 to 17 years. During 2021-Q2 we spent $1.6 million on legal costs related to the defense of our patents and capitalized the entire amount.

We are currently pursuing all available legal remedies to defend our strategic patents from infringement. We have already spent approximately $23.6 million from 2016 through June 30, 2021 towards this litigation and may be required to spend more to continue our legal defense. We believe the decision by the U.S. District Court in August 2019 granting our request for a preliminary injunction to prevent our competitor from manufacturing, marketing, and selling its competing ceiling microphone array in an infringing configuration is an incredibly valuable ruling for ClearOne and its business. We believe that the decision validates the strength and importance of ClearOne’s intellectual property rights, recognizes ClearOne’s innovations in this space, and stops our competitor from further infringing our Graham patent (U.S. Patent No. 9,813,806) pending a full trial. Although there can be no assurance of any outcome of a full trial, we believe this ruling will help pave way for ClearOne’s recovery from the immense harm inflicted by our competitor's infringement of our valuable patents. However, we are not getting the full benefits of the Court’s extraordinary remedy in the form of the preliminary injunction granted against Shure with respect to infringement of our ’806 Patent as we believe that Shure is still infringing ClearOne’s patent. During September 2020, the U.S District Court of Northern Illinois held Shure in contempt for marketing and selling their new design in violation of the preliminary injunction.

We have been actively engaged in preserving cash by suspending our dividend program and allowing our share repurchase program to expire in 2018 and implementing company-wide cost reduction measures. We have also raised additional capital of $9.9 million (net of issuance costs) in 2018 by issuing common stock, $2.7 million (net of issuances costs) in 2019 by issuing senior convertible notes, $1.5 million in April 2020 by borrowing through Paycheck Protection Program, $4.8 million in September 2020 by issuing common stock and warrants, and $2.0 million in July 2021 by issuing short-term debt. In addition, we expect to generate additional cash as our inventory levels are brought down to historical levels.

We also believe that the measures taken by us will yield higher revenues in the future. We believe, although there can be no assurance, that all of these measures and effective management of working capital will provide the liquidity needed to meet our operating needs through at least through August 10, 2022. We also believe that our strong portfolio of intellectual property and our solid brand equity in the market will enable us to raise additional capital if and when needed to meet our short and long-term financing needs; however, there can be no assurance that, if needed, we will be successful in obtaining the necessary funds through equity or debt financing. If we need additional capital and are unable to secure financing, we may be required to further reduce expenses, delay product development and enhancement, or revise our strategy regarding ongoing litigation.

At June 30, 2021, we had open purchase orders of approximately $1.8 million mostly for purchase of inventory.

At June 30, 2021, we had inventory totaling $13.2 million, of which non-current inventory accounted for $4.0 million. This compares to total inventories of $15.1 million and non-current inventory of $4.6 million as of December 31, 2020.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2021 (in millions):

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 years
Senior convertible notes	$2.80	$0.50	$2.30	$—	$—
Payroll Protection Plan loan	1.50	0.70	0.80	—	—
Operating lease obligations	1.90	0.60	1.10	0.20	—
Purchase obligations	1.80	1.80	—	—	—
Total	$8.00	$3.60	$4.20	$0.20	$—

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

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.     CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2021 was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial and Accounting Officer. Based upon this evaluation, our Chief Executive Officer and Senior Vice President of Finance concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures effective at a reasonable assurance level as of June 30, 2021.

There has been no change in the Company's internal control over financial reporting as of June 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Shure, Incorporated v. ClearOne, Inc., 17-cv-3078 (N.D. of Illinois)

Shure and ClearOne completed supplemental briefing before the district court relating to the Court’s ruling holding Shure in contempt. The Court has not yet issued a ruling on the supplemental briefing.  On July 21, 2021, the Federal Circuit dismissed Shure’s appeal of the Court’s ruling holding Shure in contempt.

ClearOne, Inc. v. Shure, Incorporated, 19-cv-02421 (N.D. of Illinois)

On July 21, 2020, ClearOne informed the Court that it would proceed with its advertising-related claims in Delaware rather than Illinois. ClearOne thus filed a Second Amended Complaint removing the prospective economic advantage and trade libel claims. In July 2021, the parties completed briefing on Shure’s early motion to obtain summary judgment and dismissal of ClearOne’s trade secret misappropriation claims. The parties’ claim construction briefing is still pending.

Shure, Incorporated v. ClearOne, Inc., 19-cv-1343 (D. of Delaware)

On April 16, 2021, Shure and ClearOne filed summary judgment and Daubert motions.  ClearOne filed for summary judgment of noninfringement and invalidity relating to the ’493 Patent; and summary judgment of no liability on various alleged false statements and of no lost profits or unjust enrichment relating to the false advertising claims.  ClearOne also moved to exclude certain opinions from two Shure expert witnesses. Shure filed summary judgment motions on ClearOne’s inventorship argument; and on all of ClearOne’s counterclaims.  They also seek to exclude certain opinions from two ClearOne expert witnesses. Briefing on these summary judgment and Daubert motions was completed in May 2021, and a hearing on a subset of the motions occurred in June 2021. The Court has not yet issued any orders on these motions.

Item 1A. RISK FACTORS

None.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)  None.

(b) Not applicable.

(c) None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

Exhibit No.	Title of Document

10.1	Promissory Note dated July 2, 2021 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on July 9, 2021 and incorporated herein by reference).

31.1	Section 302 Certification of Chief Executive Officer (filed herewith)

31.2	Section 302 Certification of Principal Financial Officer (filed herewith)

32.1	Section 906 Certification of Chief Executive Officer (filed herewith)

32.2	Section 906 Certification of Principal Financial Officer (filed herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	XBRL Taxonomy Extension Definitions Linkbase (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

104.1	The cover page of this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ClearOne, Inc., (Registrant)

	By:	/s/ Zeynep Hakimoglu
August 10, 2021		Zeynep Hakimoglu President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

	By:	/s/ Narsi Narayanan
August 10, 2021		Narsi Narayanan Senior Vice President of Finance (Principal Accounting and Principal Financial Officer)

