Form 10-Q
period 2021-09-30
CLEARONE INC
filed 2021-11-12
CIK 840715

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The number of shares of ClearOne common stock outstanding as of November 11, 2021 was 22,402,970.

1

 CLEARONE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CLEARONE, INC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$9,161	$3,803
Marketable securities	713	1,117
Receivables, net of allowance for doubtful accounts of $505 and $506, respectively	5,243	5,194
Inventories, net	9,218	10,463
Income tax receivable	7,221	7,169
Prepaid expenses and other assets	2,505	1,536
Total current assets	34,061	29,282
Long-term marketable securities	707	1,762
Long-term inventories, net	3,313	4,590
Property and equipment, net	688	906
Operating lease - right of use assets, net	1,690	1,936
Intangibles, net	23,179	19,248
Other assets	4,599	4,599
Total assets	$68,237	$62,323
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,015	$3,950
Accrued liabilities	2,746	2,352
Deferred product revenue	57	123
Short-term debt	3,504	672
Total current liabilities	10,322	7,097
Long-term debt, net	2,291	3,245
Operating lease liability, net of current	1,181	1,489
Other long-term liabilities	678	678
Total liabilities	14,472	12,509

Shareholders' equity:
Common stock, par value $0.001, 50,000,000 shares authorized, 22,402,970 and 18,775,773 shares issued and outstanding, respectively	22	19
Additional paid-in capital	72,756	63,359
Accumulated other comprehensive loss	(225)	(186)
Accumulated deficit	(18,788)	(13,378)
Total shareholders' equity	53,765	49,814
Total liabilities and shareholders' equity	$68,237	$62,323

See accompanying notes

CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(Dollars in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenue	$6,992	$8,412	$21,765	$20,503
Cost of goods sold	4,141	4,892	12,487	11,527
Gross profit	2,851	3,520	9,278	8,976

Operating expenses:
Sales and marketing	1,692	1,736	5,020	4,932
Research and product development	1,492	1,501	4,253	4,319
General and administrative	1,676	1,443	5,024	4,475
Total operating expenses	4,860	4,680	14,297	13,726

Operating loss	(2,009)	(1,160)	(5,019)	(4,750)

Interest expense	(150)	(108)	(369)	(325)
Other income, net	7	19	17	70

Loss before income taxes	(2,152)	(1,249)	(5,371)	(5,005)

Provision for income taxes	17	11	39	39

Net loss	$(2,169)	$(1,260)	$(5,410)	$(5,044)

Basic weighted average shares outstanding	19,449,283	17,000,215	19,002,758	16,768,088
Diluted weighted average shares outstanding	19,449,283	17,000,215	19,002,758	16,768,088

Basic loss per share	$(0.11)	$(0.07)	$(0.28)	$(0.30)
Diluted loss per share	$(0.11)	$(0.07)	$(0.28)	$(0.30)

Comprehensive loss:
Net loss	$(2,169)	$(1,260)	$(5,410)	$(5,044)
Unrealized gain (loss) on available-for-sale securities, net of tax	(8)	4	(13)	11
Change in foreign currency translation adjustment	(4)	17	(26)	(25)
Comprehensive loss	$(2,181)	$(1,239)	$(5,449)	$(5,058)

See accompanying notes

CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share amounts)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(5,410)	$(5,044)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,042	1,682
Amortization of right-of-use assets	458	417
Share-based compensation expense	100	55
Provision for doubtful accounts, net	(1)	82
Change of inventory to net realizable value	798	937
Changes in operating assets and liabilities:
Receivables	(48)	(1,319)
Inventories	1,724	2,667
Prepaid expenses and other assets	(973)	(985)
Accounts payable	65	1,484
Accrued liabilities	360	179
Income taxes receivable	(52)	—
Deferred product revenue	(66)	(14)
Operating lease liabilities	(474)	(421)
Other long-term liabilities	—	(29)
Net cash used in operating activities	(1,477)	(309)

Cash flows from investing activities:
Purchase of property and equipment	(39)	(266)
Purchase of intangibles	(220)	(140)
Capitalized patent defense costs	(5,348)	(5,565)
Proceeds from maturities and sales of marketable securities	1,971	3,697
Purchases of marketable securities	(526)	(2,155)
Net cash used in investing activities	(4,162)	(4,429)

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants	9,288	4,764
Proceeds from issuance of short-term notes	2,000	—
Net proceeds from Paycheck Protection Program loan	—	1,499
Net proceeds from equity-based compensation programs	12	11
Principal payments of long-term debt	(270)	—
Net cash provided by financing activities	11,030	6,274

Effect of exchange rate changes on cash and cash equivalents	(33)	(17)

Net increase in cash and cash equivalents	5,358	1,519
Cash and cash equivalents at the beginning of the period	3,803	4,064
Cash and cash equivalents at the end of the period	$9,161	$5,583

See accompanying notes

5

 CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share amounts)

The following is a summary of supplemental cash flow activities:

	Nine months ended September 30,
	2021	2020
Cash paid for income taxes	$91	$23
Cash paid for interest	200	189

See accompanying notes

CLEARONE, INC.

UNAUIDTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

These accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are not audited. Certain information and footnote disclosures that are usually included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been either condensed or omitted in accordance with SEC rules and regulations. The accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of September 30, 2021 and December 31, 2020, the results of operations for the three and nine months ended September 30, 2021 and 2020, and the cash flows for the nine months ended September 30, 2021 and 2020. The results of operations for the three and nine months ended September 30, 2021 and 2020 are not necessarily indicative of the results for a full-year period. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC.

Significant Accounting Policies:

The significant accounting policies were described in Note 1 to the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2020. There have been no changes to these policies during the nine months ended September 30, 2021 that are of significance or potential significance to the Company.

Recent accounting pronouncements: The Company has determined that recently issued accounting standards will not have a material impact on its consolidated financial position, results of operations or cash flows.

Liquidity:

As of September 30, 2021, our cash and cash equivalents were approximately $9,161 compared to $3,803 as of December 31, 2020. Our working capital was $23,739 as of September 30, 2021. Net cash used in operating activities was $1,477 for the nine months ended September 30, 2021, an increase of $1,168 from $309 of cash used in activities in the nine months ended September 30, 2021.

We are currently pursuing all available legal remedies to defend our strategic patents from infringement. We have already spent approximately $25,668 from 2016 through September 30, 2021 towards this litigation and may be required to spend more to continue our legal defense. We believe the decision by the U.S. District Court in August 2019 granting our request for a preliminary injunction to prevent our competitor from manufacturing, marketing, and selling its competing ceiling microphone array in an infringing configuration is an incredibly valuable ruling for ClearOne and its business. We believe that the decision validates the strength and importance of ClearOne’s intellectual property rights, recognizes ClearOne’s innovations in this space, and stops our competitor from further infringing our Graham patent (U.S. Patent No. 9,813,806) pending a full trial. Although there can be no assurance of any outcome of a full trial, we believe this ruling will help pave the way for ClearOne’s recovery from the immense harm inflicted by our competitor's infringement of our valuable patents. For more information about our intellectual property litigation, See Note 8. Commitments and Contingencies - Legal Proceedings, in our annual report on Form 10-K for the year ended December 31, 2020 and Part II, Item 1. Legal Proceedings in this quarterly report.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

We have been actively engaged in preserving cash by suspending our dividend program and allowing our share repurchase program to expire in 2018 and implementing company-wide cost reduction measures. We have also raised additional capital in 2019 by issuing senior convertible notes, in 2020 by borrowing through the CARES Act Paycheck Protection Program and issuing common stock and warrants and in 2021 by issuing short term notes and issuing common stock and warrants. In addition, we have been generating additional cash as our inventory levels are brought down to historical levels.

We also believe that the measures taken by us will yield higher revenues in the future. We believe, although there can be no assurance, that all of these measures and effective management of working capital will provide the liquidity needed to meet our operating needs through at least November 12, 2022. We also believe that our strong portfolio of intellectual property and our solid brand equity in the market will enable us to raise additional capital if and when needed to meet our short and long-term financing needs; however, there can be no assurance that, if needed, we will be successful in obtaining the necessary funds through equity or debt financing. If we need additional capital and are unable to secure financing, we may be required to further reduce expenses, delay product development and enhancement, or revise our strategy regarding ongoing litigation.

2. Revenue Information

The following table disaggregates the Company’s revenue into primary product groups:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Audio conferencing	$2,916	$2,766	$8,847	$8,201
Microphones	2,659	2,435	8,227	6,469
Video products	1,417	3,211	4,691	5,833
	$6,992	$8,412	$21,765	$20,503

The following table disaggregates the Company’s revenue into major regions:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
North and South America	$3,419	$6,215	$10,583	$13,570
Asia Pacific (includes Middle East, India and Australia)	2,130	1,149	6,153	4,145
Europe and Africa	1,443	1,048	5,029	2,788
	$6,992	$8,412	$21,765	$20,503

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

3. Loss Per Share

Loss per common share is computed based on the weighted-average number of common shares outstanding and, when appropriate, dilutive potential common stock outstanding during the period. Stock options, warrants and convertible portion of senior convertible notes are considered to be potential common stock. The computation of diluted earnings (loss) per share does not assume exercise or conversion of securities that would have an anti-dilutive effect.

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

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(2,169)	$(1,260)	$(5,410)	$(5,044)
Denominator:
Basic weighted average shares outstanding	19,449,283	17,000,215	19,002,758	16,768,088
Dilutive common stock equivalents using treasury stock method	—	—	—	—
Diluted weighted average shares outstanding	19,449,283	17,000,215	19,002,758	16,768,088

Basic loss per common share	$(0.11)	$(0.07)	$(0.28)	$(0.30)
Diluted loss per common share	$(0.11)	$(0.07)	$(0.28)	$(0.30)

Weighted average options, warrants and convertible portion of senior convertible notes outstanding	4,240,247	511,332	3,826,807	528,107
Anti-dilutive options, warrants and convertible portion of senior convertible notes not included in the computation	4,240,247	511,332	3,826,807	528,107

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of securities at September 30, 2021 and December 31, 2020 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
September 30, 2021
Available-for-sale securities:
Corporate bonds and notes	$808	$11	$—	$819
Municipal bonds	600	1	—	601
Total available-for-sale securities	$1,408	$12	$—	$1,420

December 31, 2020
Available-for-sale securities:
Corporate bonds and notes	$1,312	$26	$—	$1,338
Municipal bonds	1,536	5	—	1,541
Total available-for-sale securities	$2,848	$31	$—	$2,879

 Maturities of marketable securities classified as available-for-sale securities were as follows at September 30, 2021:

	Amortized cost	Estimated fair value
Due within one year	$705	$713
Due after one year through five years	703	707
Due after five years	—	—
Total available-for-sale securities	$1,408	$1,420

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

Debt securities in an unrealized loss position as of September 30, 2021 were not deemed impaired at acquisition and subsequent declines in fair value are not deemed attributed to declines in credit quality. Management believes that it is more likely than not that the securities will receive a full recovery of par value, although there can be no assurance that such recovery will occur.

There were no available-for-sale marketable securities with gross unrealized loss positions.

5. Intangible Assets

Intangible assets as of September 30, 2021 and December 31, 2020 consisted of the following:

	Estimated useful lives (years)			September 30, 2021	December 31, 2020
Tradename	5	to	7	$555	$555
Patents and technological know-how	10	to	20	30,994	25,427
Proprietary software	3	to	15	2,981	2,981
Other	3	to	5	323	323
Total intangible assets				34,853	29,286
Accumulated amortization				(11,674)	(10,038)
Total intangible assets, net				$23,179	$19,248

The amortization of intangible assets for the three months ended September 30, 2021 and 2020 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Amortization of intangible assets	$582	$446	$1,636	$1,220

The estimated future amortization expense of intangible assets is as follows:

Years ending December 31,	Amount
2021 (Remainder)	$611
2022	2,445
2023	2,438
2024	2,174
2025	2,113
Thereafter	13,398
Total	23,179

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

6. Inventories

Inventories, net of reserves, as of September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020
Current:
Raw materials	$1,772	$1,182
Finished goods	7,446	9,281
	$9,218	$10,463

Long-term:
Raw materials	$1,648	$1,977
Finished goods	1,665	2,613
	$3,313	$4,590

Long-term inventory represents inventory held in excess of our current (next 12 months) requirements based on our recent sales and forecasted level of sales. We expect to sell the above inventory, net of reserves, at or above the stated cost and believe that no loss will be incurred on its sale, although there can be no assurance of the timing or amount of any sales.

Net loss incurred on valuation of inventory at lower of cost or market value and write-off of obsolete inventory for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net loss incurred on valuation of inventory at lower of cost or market value and write-off of obsolete inventory	$116	$277	$798	$937

7. Leases

Rent expense is recognized on a straight-line basis over the period of the lease taking into account future rent escalation and holiday periods.

Rent expense for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Rent expense	$181	$175	$540	$534

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

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

We occupy a 3,068 square-foot facility in Zaragoza, Spain under the terms of an operating lease expiring in March 2022.  This office supports our research and development and customer support activities.

We occupy a 6,175 square-foot facility in Chennai, India under the terms of an operating lease expiring in August 2024. This facility supports our administrative, marketing, customer support, and research and product development activities.

We occupy a 40,000 square-foot warehouse in Salt Lake City, Utah under the terms of an operating lease expiring in April 2025, which serves as our primary inventory fulfillment and repair center.

Supplemental cash flow information related to leases was as follows:

	Nine months ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$502	$537
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$212	$97

Supplemental balance sheet information related to leases was as follows:

	September 30, 2021	December 31, 2020
Operating lease right-of-use assets	$1,690	$1,936

Current portion of operating lease liabilities, included in accrued liabilities	$625	$579
Operating lease liabilities, net of current portion	1,181	1,489
Total operating lease liabilities	$1,806	$2,068

Weighted average remaining lease term for operating leases (in years)	2.87	3.54
Weighted average discount rate for operating leases	5.9%	6.1%

The following represents maturities of operating lease liabilities as of September 30, 2021:

Years ending December 31,
2021 (Remainder)	$183
2022	703
2023	671
2024	343
2025	69
Thereafter	—
Total lease payments	1,969
Less: Imputed interest	163
Total	$1,806

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

8. Shareholders' Equity

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Common stock and additional paid-in capital
Balance, beginning of period	$63,450	$58,597	$63,378	$58,537
Issuance of common stock and warrants, net	9,288	4,764	9,288	4,764
Share-based compensation expense	35	1	100	55
Proceeds from employee stock purchase plan	5	5	12	11
Balance, end of period	$72,778	$63,367	$72,778	$63,367

Accumulated other comprehensive loss
Balance, beginning of period	$(213)	$(211)	$(186)	$(176)
Unrealized loss on available-for-sale securities, net of tax	(8)	4	(13)	11
Foreign currency translation adjustment	(4)	17	(26)	(25)
Balance, end of period	$(225)	$(190)	$(225)	$(190)

Accumulated deficit
Balance, beginning of period	$(16,619)	$(17,667)	$(13,378)	$(13,883)
Net loss	(2,169)	(1,260)	(5,410)	(5,044)
Balance, end of period	$(18,788)	$(18,927)	$(18,788)	$(18,927)

Total shareholders' equity	$53,765	$44,250	$53,765	$44,250

Issue of Common Stock and Warrants

On September 13, 2020, the Company entered into a securities purchase agreement with certain purchasers named therein, pursuant to which the Company issued and sold in a registered direct offering 2,116,050 shares of the Company's common stock, par value $0.001 per share at an offering price of $2.4925 per share. The Company received gross proceeds of approximately $5,275 and net proceeds $4,764 after deducting placement agent fees and related offering expenses. In a concurring private placement, the Company also issued to the same purchasers warrants exercisable for an aggregate of 1,058,025 shares of common stock at an exercise price of $2.43 per share. Each warrant became immediately exercisable and will expire five years from the issuance date.

On  September 12, 2021, the Company entered into a securities purchase agreement with certain purchasers named therein, pursuant to which the Company issued 3,623,189 shares of the Company's common stock, par value $0.001 per share at an offering price of $2.76 per share. The Company received gross proceeds of approximately $10,000 and net proceeds of $9,288 after deducting placement agent fees and related offering expenses. In a concurring private placement the Company also issued to the same purchasers warrants exercisable for an aggregate of 3,623,189 shares of common stock at an exercise price of $2.76 per share. Each warrant became immediately exercisable and will expire on March 15, 2027.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The original issue discount and issuance costs are netted against the liability. The following table represents the carrying value of Notes and Warrants:

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
Liability component:
Principal	$2,730	$3,000
Less: debt discount and issuance costs, net of amortization	(434)	(581)
Net carrying amount	$2,296	$2,419
Equity component(1):
Warrants	$318	$318
Conversion feature	122	122
Net carrying amount	$440	$440

Current portion of liability component included under short-term debt	$630	$360
Long-term portion of liability component included under long-term debt	1,666	2,059
Liability component total	$2,296	$2,419

(1) Recorded on the condensed consolidated balance sheets as additional paid-in capital.

Debt discount and issuance costs are amortized over the life of the note to interest expense using the effective interest method. During the three and nine months ended September 30, 2021, amortization of debt discount and issuance costs was $49 and $147, respectively and for the three and nine months ended September 30, 2020, amortization of debt discount and issuance costs was $50 and $148, respectively. The following table represents schedule of maturities of principal amount contained in the Notes as of September 30, 2021:

Year ending December 31,	Principal Amount Maturing
2021 (Remainder)	$90
2022	720
2023	1,920
2024	—
Total principal amount	$2,730

Short-term Bridge Loan

On July 2, 2021, the Company obtained a bridge loan in the principal amount of $2,000 from Edward D. Bagley (the “Bridge Loan”), an affiliate of the Company. The Bridge Loan is evidenced by a promissory note dated July 2, 2021 (the “Note”) issued by the Company to Mr. Bagley.  The Note bears interests at a rate of 8.0% per annum, matures on the earlier to occur of (i) October 1, 2021 or (ii) within two business days of the Company’s receipt of its expected U.S. federal income tax refund, and contains other customary covenants and events of default. On September 11, 2021, the Company amended and restated the terms of the Bridge Loan to extend the latest maturity date from October 1, 2021 to January 3, 2022. All other terms and conditions of the Bridge Loan remained the same. This Bridge Loan of $2,000 is included under short-term debt.

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

	September 30, 2021	December 31, 2020
Current portion of the PPP Loan included under short-term debt	$874	$312
Long-term portion of the PPP Loan included under long-term debt	625	1,187
Liability component total	$1,499	$1,499

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Level 3 - Unobservable inputs.

The Company’s financial instruments are valued using observable inputs. The following table sets forth the fair value of the financial instruments re-measured by the Company as of September 30, 2021 and December 31, 2020:

	Level 1	Level 2	Level 3	Total
September 30, 2021
Corporate bonds and notes	$—	$819	$—	$819
Municipal bonds	—	601	—	601
Total	$—	$1,420	$—	$1,420
December 31, 2020
Corporate bonds and notes	$—	$1,338	$—	$1,338
Municipal bonds	—	1,541	—	1,541
Total	$—	$2,879	$—	$2,879

11. Income Taxes

The current year loss did not result in income tax benefit due to recording a full valuation allowance against expected benefits. The valuation allowance was recorded as we concluded that it was more likely than not that our deferred tax assets were not realizable primarily due to the Company's recent pre-tax losses. Provision for income taxes for the nine months ended September 30, 2021 represents income tax expense recorded for jurisdictions outside the United States.

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

During the first quarter of 2021, we announced two new powerful cameras that enhance the ease and visual quality of online collaboration beyond the capabilities of integrated laptop and PC cameras. With the new ClearOne UNITE® 10, the company’s most affordable camera ever, and the feature-rich ClearOne UNITE 50 4K AF that includes Auto-Framing technology for automatic single- or multi-person capture, everyone can take on the new year with the confidence provided by stunning video that puts them in the best possible light. We recognized that millions of people were expected to use video collaboration tools, for the first time, and the rapid societal shift to home-based and remote work left a lot of people desiring higher quality video solutions to ensure they make a good impression and enjoy reliable, clear and efficient communication. For users who want to upgrade from the basic camera included in their laptop or PC, ClearOne has lowered the barrier of entry with its most affordable webcam ever, the UNITE 10. The small, powerful webcam supports up to 1080p video quality and offers autofocus. The UNITE 10 can capture five-megapixel images with a field of view up to 87 degrees, while major competitors at this price point only achieve 78-degree field of view. The UNITE 10 attaches to any PC or laptop with a simple mounting bracket, and a 1.5m USB-A cable ensures simple connection to most modern computers. The UNITE 10 is also available to dealers and distributors in 20 packs for commercial sale. The new UNITE 50 4K AF camera is a major upgrade over traditional webcams and introduces ClearOne’s new Auto-Framing technology that automatically frames meeting participants to maximize screen use through intelligent image algorithms and ePTZ automation (electronic pan, tilt and zoom). With 4K video quality at 30 Hz, auto-focus capability, 4x digital zoom, more than 8 megapixels of total resolution and an ultra-wide 110-degree field of view, the UNITE 50 4K AF ePTZ is equally capable of delivering incredible image quality from a home office as it is at capturing all participants in an office boardroom.

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

During February 2021, we expanded the applications for our BMA 360, Beamforming Microphone Array Ceiling Tile with the addition of a new Voice Lift feature that allows its impeccable audio to be locally amplified and heard throughout classrooms, lecture halls, and large meeting rooms. ClearOne’s powerful breakthrough technologies, FiBeam™ and DsBeam™, already found on the BMA 360, enable exceptional new levels of Voice Lift performance. FiBeam technology makes the BMA 360 the world’s first truly wideband, frequency-invariant beamforming mic array that provides the ultimate in natural and full-fidelity sound. DsBeam provides unparalleled sidelobe depth below -40 dB, resulting in superior rejection of reverb and noise and providing superb clarity and intelligibility. With the addition of the new Voice Lift feature, the BMA 360 offers everything desired in a beamforming microphone array ceiling tile—superior beamformed audio, echo cancellation, noise cancellation, auto-mixing, power amplifiers, and camera-tracking functions. The ClearOne architecture offers easy setup and configuration for foolproof installation which benefits AV practitioners. End-users also benefit from the BMA 360’s reduced overall system cost for maximum return on investment. Each BMA 360 can have up to four Voice Lift zones to provide a simple and intuitive way to drive multiple speaker groups, allowing everyone to easily hear and be heard. Built-in 4 channel power amplifiers make wiring simple, convenient, and provide a large cost savings. ClearOne’s innovative combination of built-in power amplifiers and mix-minus zones makes the Voice Lift feature extremely simple to create and deploy. The BMA 360, now with Voice Lift, sets another industry standard for exceptional mic pickup distance and system gain.

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

During July 2021 we introduced UNITE 180 ePTZ professional camera that provides a full 180-degree panoramic field-of-view with “real-time stitching” to achieve a variety of useful viewing modes for any application and environment. Designed for professional-quality visual collaboration, conferencing, UC applications, distance learning, and more, the new UNITE 180 camera provides six viewing mode options as well as panoramic view for the ultimate in camera flexibility. Real-time stitching creates a seamless 180-degree panoramic view of wide spaces by bringing the views of multiple lenses together as one complete image. Large classroom settings, training centers, or any wide conferencing area are all captured and presented with perfect clarity in any of the viewing mode options. A 4x zoom further enhances the UNITE 180 feature set. The UNITE 180 is compatible with all popular cloud-based video collaboration applications including Microsoft Teams, Zoom, WebEx, Google Meet, ClearOne’s COLLABORATE Space and others.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During July 2021 we also announced the market introduction of Versa Mediabar, the company’s first professional quality all-in-one audio and video capture device that combines the elegance and simplicity of a soundbar with the power of ClearOne’s intelligent audio capture and 4K camera technologies. Versa Mediabar provides high-quality visual collaboration, audio conferencing, and UC applications from a single integrated device, offering the simplest solution available for offices, conference rooms and home offices with virtually no setup required. With a compact design that can be mounted on a wall or attached to a video display, the Versa Mediabar connects via a single USB cable to elevate the soundbar concept into a powerful tool for virtual collaboration that includes AI-enabled auto-framing and people tracking. The Versa All-In-One Mediabar features a built-in 4K Ultra HD camera with a 110-degree ultra wide-angle field of view and a four-element microphone array with 360-degree voice pickup and intelligent DSP that provides acoustic echo cancellation (AEC) and automatic noise reduction to ensure crystal clear audio capture. The camera combines electronic pan, tilt and zoom functions (ePTZ) with artificial intelligence to enable auto-framing and people tracking that keeps the speaker in view even if they move around the room. From huddle spaces and small meeting rooms to executive offices and home offices, the compact Versa Mediabar delivers all the power and clarity needed for daily virtual communications. In addition to its professional-quality audio and video capture, the Versa Mediabar also features a powerful built-in speaker with Bluetooth connectivity that allows it to serve double duty as a fully-featured conferencing solution or a Bluetooth speaker for impromptu calls using any Bluetooth device. These attributes make the Versa Mediabar perfect for popular cloud-based collaboration applications such as Microsoft Teams, Zoom, WebEx, Google Meet, and ClearOne’s COLLABORATE® Space. The Versa Mediabar supports standard UVC commands for control, making it a great addition to existing systems, while dual wall and display mounting options deliver freedom of placement and movement.

During the first nine months of 2021, we continued our efforts, primarily through litigation, to stop the infringement of our strategic patents. We believe the decision by the U.S. District Court in August 2019 granting our request for a preliminary injunction to prevent Shure from manufacturing, marketing, and selling its competing ceiling microphone array in an infringing configuration is an incredibly valuable ruling for ClearOne and its business. The decision validates the strength and importance of ClearOne’s intellectual property rights, recognizes ClearOne’s innovations in this space, and stops Shure from further infringing the Graham patent pending a full trial. Although there can be no assurance of any outcome of a full trial, we believe this ruling will help pave the way for ClearOne’s recovery from the immense harm inflicted by Shure's infringement of our valuable patents. However, we are not getting the full benefits of the Court’s extraordinary remedy in the form of the preliminary injunction granted against Shure with respect to infringement of our ’806 Patent as we believe that Shure is still infringing ClearOne’s patent.

We also continued our programs to cut costs and to speed up product development that we believe will enable us to get back to a growth path.

Overall revenue decreased by 17% in the third quarter of 2021 when compared to the third quarter of 2020, primarily due to a sharp decline in revenues from video products partially offset by increase in revenues from microphones and audio conferencing products. Overall revenue increased by 6% during the nine months ended September 30, 2021 compared to the same period in 2020, primarily due to increase in revenue from microphones, especially the BMA based solutions and audio conferencing products partially offset by a decline in revenues from video products.  Revenue from video products was impacted negatively during 2021-Q3 when compared to 2020-Q3 due to lack of demand for video products and personal audio conferencing products at the same level as it was in latter half of 2020 when the demand from work from home and learn from home markets was boosted by stimulus funding through CARES Act.

Our revenue performance in 2021-Q3 was also impacted negatively due to the raw material supply shortages that have affected the global manufacturing of high tech products as well as due to logistics bottlenecks. Despite the negative impact of COVID-19 and the infringement of our patents by Shure on all professional installed products, our new solutions incorporating Beamforming Microphone Array Ceiling Tile ("BMA-CT") continued to result in overall Beamforming Microphone Array ("BMA") revenue to be significantly higher than last year. However, revenue from BMA products as well as from our pro audio products are still far below the levels prior to infringement of our patents. Our revenue is negatively impacted  due to on-going harm of infringement of ClearOne’s patents despite the preliminary injunction granted against Shure as we believe Shure continues to infringe certain of our patents and violates the preliminary injunction. The patent infringement also has negatively impacted directly the revenue from ClearOne’s other products not related to the infringed patents.

Our gross profit margin decreased to 40.8% during the third quarter of 2021 from 41.8% during the third quarter of 2020. Net loss increased from $1.3 million in the third quarter of 2020 to $2.2 million in the third quarter of 2021. The increase in net loss was mainly due to (a) decrease in absolute gross profit dollars as a result of lower revenue (b) increased amortization costs relating to our capitalized patent defense costs, and (c) increase in trade show related marketing expenses. During the nine months ended September 30, 2021, our absolute gross profit dollars increased to $9.3 million from $9.0 million in the same period in 2020 despite gross profit margin declining to 42.6% from 43.8% due to increase in revenues. During the nine months ended September 30, 2021, net loss increased to  $5.4 million compared to $5.0 million during the same period in 2020 mainly due to increased amortization costs relating to our capitalized patent defense costs, partially offset by higher gross profit dollars from higher revenue.

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

Deferred Product Revenue

Deferred product revenue decreased to $57 thousand on September 30, 2021 compared to $123 thousand on December 31, 2020.

A detailed discussion of our results of operations follows below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the three and nine months ended September 30, 2021

The following table sets forth certain items from our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2021 (“2021-Q3”) ("2021-YTD") and 2020 ("2020-Q3") ("2020-YTD"), respectively, together with the percentage of total revenue which each such item represents:

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2021	2020	Percentage Change 2021 vs 2020	2021	2020	Percentage Change 2021 vs 2020
Revenue	$6,992	$8,412	-17%	$21,765	$20,503	6%
Cost of goods sold	4,141	4,892	-15%	12,487	11,527	8%
Gross profit	2,851	3,520	-19%	9,278	8,976	3%
Sales and marketing	1,692	1,736	-3%	5,020	4,932	2%
Research and product development	1,492	1,501	-1%	4,253	4,319	-2%
General and administrative	1,676	1,443	16%	5,024	4,475	12%
Total operating expenses	4,860	4,680	4%	14,297	13,726	4%
Operating loss	(2,009)	(1,160)	73%	(5,019)	(4,750)	6%
Interest expense net of other income	(143)	(89)	61%	(352)	(255)	38%
Loss before income taxes	(2,152)	(1,249)	72%	(5,371)	(5,005)	7%
Provision for income taxes	17	11	55%	39	39	0%
Net loss	$(2,169)	$(1,260)	72%	$(5,410)	$(5,044)	7%

Revenue

Our revenue decreased to $7.0 million in 2021-Q3 compared to $8.4 million in 2020-Q3 primarily due to a 55% decrease in video products partially offset by increases in microphones revenue by 9% and audio conferencing revenue by 4%. Video products suffered declines in 2021-Q3 compared to 2020-Q3 due to lack of demand for video products and personal audio conferencing products at the same level as it was in 2020-YTD when the demand from work from home and learn from home markets was boosted by stimulus funding through CARES Act. Microphones growth continued to be led by our new solutions incorporating BMA-CT and BMA 360 while our traditional ceiling mics suffered a decline in revenues.  Audio Conferencing category as a whole increased mainly due to a strong revenue performance of our professional mixers despite significant decline in revenues from personal audio conferencing products. During the third quarter of 2021, revenues from Americas declined by 45% primarily due to decline in revenues from USA and Canada despite significant revenue growth from Latin America, while revenues from Asia Pacific, including the Middle East, India and Australia grew by 88% primarily due to overall increase in revenues from all regions except Korea, and revenues from Europe and Africa increased by 34% primarily due to significant revenue increases from Northern Europe followed by overall revenue growth in all other regions of Europe and Africa.

During the nine months ended September 30, 2021 our revenues increased from $20.5 million to $21.8 million compared to same period in 2020 due to increases in microphones revenue increasing by 27%, and audio conferencing revenue by 7%, partially offset by a decrease in video products revenue by 19%. The increase in revenue from microphones continued to be led by our new solutions incorporating BMA-CT and BMA 360 with wireless microphones also enjoying revenue growth. Audio Conferencing category as a whole increased mainly due to a strong revenue performance by our professional mixers. However other product categories within audio conferencing category suffered revenue declines during 2021-YTD when compared to 2020-YTD. Video products suffered declines in 2021-YTD compared to 2020-YTD due to lack of demand for video products and personal audio conferencing products at the same level as it was in latter half of 2020 when the demand from work from home and learn from home markets was boosted by stimulus funding through CARES Act. During 2021-YTD revenues from Americas declined by 22%, Asia Pacific, including the Middle East, India and Australia increased by 49% and Europe and Africa increased by 78%. Revenues increased from all major regions except USA and Canada during 2021-YTD compared to 2020-YTD with rate of revenue growth from Southern Europe and Latin America far exceeding rate of revenue from other regions.

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

Our gross profit margin decreased from 41.8% during 2020-Q3 to 40.8% during 2021-Q3. The gross profit margin was negatively impacted due to increased freight and tariff costs, and inventory obsolescence and scrap costs as a percentage of revenue, partially offset by decrease in material costs and inventory adjustment costs as a percentage of revenue.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our gross profit margin decreased from 43.8% during 2020-YTD to 42.6% during 2021-YTD. The gross profit margin decreased primarily due to increased material costs, freight and tariff costs, and inventory obsolescence and scrap costs as a percentage of revenue, partially offset by decrease inventory adjustment costs as a percentage of revenue.

Our profitability in the near-term continues to depend significantly on our revenues from professional installed audio-conferencing products. We hold long-term inventory and if we are unable to sell our long-term inventory, our profitability might be affected by inventory write-offs and price mark-downs. Our long-term inventory includes approximately $0.6 million of wireless microphone-related finished goods and assemblies, $0.5 million of Converge Pro and Beamforming microphone array products, $0.2 million of network media streaming products, $0.3 million of tabletop conferencing products and about $1.0 million of raw materials that will be used primarily for manufacturing professional audio conferencing products. Any business changes that are adverse to these product lines could potentially impact our ability to sell our long-term inventory in addition to our current inventory.

Operating Expenses

Operating expenses include sales and marketing (“S&M”) expenses, research and product development (“R&D”) expenses and general and administrative (“G&A”) expenses. Total operating expenses were $4.9 million for 2021-Q3 compared to $4.7 million for 2020-Q3. Total operating expenses were $14.3 million for 2021-YTD compared to $13.7 million for 2020-YTD. The following contains a more detailed discussion of expenses related to sales and marketing, research and product development, general and administrative, and other items.

Sales and Marketing - S&M expenses include selling, customer service, and marketing expenses such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses.

S&M expenses for 2021-Q3 remained almost unchanged at $1.7 when compared to 2020-Q3. The increases in marketing expenses including trade-show expenses were more than offset by a decline in sales commissions.

S&M expenses for 2021-YTD increased to $5.0 million from $4.9 million for 2020-YTD. The increases in  employee sales commissions and marketing expenses were partially offset by decreases in commissions paid to independent reps, travel expenses and shipping costs.

Research and Product Development - R&D expenses include research and development, product line management, engineering services, and test and application expenses, including employee-related costs, outside services, expensed materials, depreciation, and an allocation of overhead expenses.

R&D expenses remained almost the same at $1.5 million for both quarters compared. The increase in R&D project expenses were offset by decreases in legal expenses and employee related expenses.

R&D expenses remained almost the same at $4.3 million for 2021-YTD, as compared to 2020-YTD. The decreases in employee related expenses and legal expenses were offset by increases in R&D project expenses and one-time employment termination expenses.

General and Administrative - G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs, and corporate administrative costs, including costs related to finance and human resources teams.

G&A expenses increased from $1.4 million in 2020-Q3 to $1.7 million in 2021-Q3. The increase was primarily due to increased amortization costs relating to our capitalized patent defense costs and an increase in insurance expenses partially offset by a decrease in legal expenses.

G&A expenses increased from $4.5 million in 2020-YTD to $5.0 million in 2021-YTD. The increase was primarily due to increased amortization costs relating to our capitalized patent defense costs and increase in insurance expenses partially offset by a decrease in legal expenses.

Other income (expense), net

Other income (expense), net includes interest income and foreign currency changes. Other income remained immaterial during the third quarter of 2021 and 2020 and between 2021-YTD and 2020-YTD.

Interest expense increased from $0.1 million in 2020-Q3 to $0.15 million in 2021-Q3 due to increased debt during 2021-Q3 compared to 2020-Q3.

Interest expense increased to $0.4 million in 2021-YTD compared to $0.3 million in 2020-YTD due to increased debt during 2021-YTD compared to 2020-YTD.

Provision for income taxes

During 2021-YTD, we did not recognize any benefit from the losses incurred due to setting up of a full valuation allowance. Provision for income taxes recognized for 2021-Q3 and 2021-YTD relates to foreign jurisdictions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2021, our cash and cash equivalents were approximately $9.2 million compared to $3.8 million as of December 31, 2020. Our working capital was $23.7 million and $22.2 million as of September 30, 2021 and December 31, 2020, respectively.

Net cash used in operating activities was approximately $1.5 million in 2021-YTD, an increase of cash used of approximately $1.2 million from $0.3 million of cash used in operating activities in 2020-YTD. The increase in cash outflow was due to a negative change in operating assets and liabilities of $1.0 million, increase in non-cash charges by $0.2 million and an increase in net loss by $0.4 million.

Net cash used in investing activities was $4.2 million in 2021-YTD compared to $4.4 million in 2020-YTD, a decrease in cash used of $0.3 million. The decrease in cash used in investing activities was primarily due to a decrease in capitalized patent defense costs by $0.2 million and a decrease in purchase of property and equipment by $0.2 million, offset partially by a decrease in net cash realized from marketable securities of approximately $0.1 million.

Net cash provided by financing activities in 2021-YTD was $11.0 million consisting primarily of net proceeds from issue of common stock and warrants for $9.3 million and proceeds from short-term bridge loan of $2.0 million offset by repayment of principal amounts due on senior convertible notes of $0.3 million compared to cash provided by financing activities of $6.3 million in 2020-YTD, which consisted of net proceeds from issue of common stock and warrants for $4.8 million and proceeds of $1.5 million from Paycheck Protection Program.

Capitalization of patent defense costs. We capitalize external legal costs incurred in the defense of our patents when we believe that a significant, discernible increase in value will result from the defense and a successful outcome of the legal action is probable. When we capitalize patent defense costs we amortize the costs over the remaining estimated useful life of the patents, which is 15 to 17 years. During 2021-Q3 we spent $2.1 million on legal costs related to the defense of our patents and capitalized the entire amount.

We are currently pursuing all available legal remedies to defend our strategic patents from infringement. We have already spent approximately $25.7 million from 2016 through September 30, 2021 towards this litigation and may be required to spend more to continue our legal defense. We believe the decision by the U.S. District Court in August 2019 granting our request for a preliminary injunction to prevent our competitor from manufacturing, marketing, and selling its competing ceiling microphone array in an infringing configuration is an incredibly valuable ruling for ClearOne and its business. We believe that the decision validates the strength and importance of ClearOne’s intellectual property rights, recognizes ClearOne’s innovations in this space, and stops our competitor from further infringing our Graham patent (U.S. Patent No. 9,813,806) pending a full trial. Although there can be no assurance of any outcome of a full trial, we believe this ruling will help pave way for ClearOne’s recovery from the immense harm inflicted by our competitor's infringement of our valuable patents. However, we are not getting the full benefits of the Court’s extraordinary remedy in the form of the preliminary injunction granted against Shure with respect to infringement of our ’806 Patent as we believe that Shure is still infringing ClearOne’s patent. During September 2020, the U.S District Court of Northern Illinois held Shure in contempt for marketing and selling their new design in violation of the preliminary injunction.

We have been actively engaged in preserving cash by suspending our dividend program and allowing our share repurchase program to expire in 2018 and implementing company-wide cost reduction measures. We have also raised additional capital of $9.9 million (net of issuance costs) in 2018 by issuing common stock, $2.7 million (net of issuances costs) in 2019 by issuing senior convertible notes, $1.5 million in April 2020 by borrowing through Paycheck Protection Program, $4.8 million (net of issuances costs) in September 2020 by issuing common stock and warrants, $2.0 million in July 2021 by issuing short-term debt and $9.3 million (net of issuances costs) in September 2021 by issuing common stock and warrants. In addition, we are generating additional cash as our inventory levels are brought down to historical levels.

We also believe that the measures taken by us will yield higher revenues in the future. We believe, although there can be no assurance, that all of these measures and effective management of working capital will provide the liquidity needed to meet our operating needs through at least through November 12, 2022. We also believe that our strong portfolio of intellectual property and our solid brand equity in the market will enable us to raise additional capital if and when needed to meet our short and long-term financing needs; however, there can be no assurance that, if needed, we will be successful in obtaining the necessary funds through equity or debt financing. If we need additional capital and are unable to secure financing, we may be required to further reduce expenses, delay product development and enhancement, or revise our strategy regarding ongoing litigation.

At September 30, 2021, we had open purchase orders of approximately $6.0 million mostly for purchase of inventory.

At September 30, 2021, we had inventory totaling $12.5 million, of which non-current inventory accounted for $3.3 million. This compares to total inventories of $15.1 million and non-current inventory of $4.6 million as of December 31, 2020.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2021 (in millions):

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 years
Senior convertible notes	$2.7	$0.6	$2.1	$—	$—
Short-term bridge loan	2.0	2.0	—	—	—
Payroll Protection Plan loan	1.5	0.9	0.6	—	—
Operating lease obligations	2.0	0.7	1.2	0.1	—
Purchase obligations	6.0	6.0	—	—	—
Total	$14.2	$10.2	$3.9	$0.1	$—

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

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.     CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2021 was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial and Accounting Officer. Based upon this evaluation, our Chief Executive Officer and Senior Vice President of Finance concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures effective at a reasonable assurance level as of September 30, 2021.

There has been no change in the Company's internal control over financial reporting as of September 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company is involved in litigation against Shure Incorporated (“Shure”) as further described in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”), which information is incorporated herein by reference.  The following recent developments amend and supplement the disclosure of the ongoing litigation proceedings against Shure as at November 12, 2021 as follows:

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

Shure, Incorporated v. ClearOne, Inc., 19-cv-1343 (D. of Delaware)

On November 1, 2021, a jury trial commenced in the U.S. District Court for the District of Delaware on Shure’s claim of infringement the sole claim of U.S. Patent No. D865,723 (the “’723 patent”). On the third day of trial, November 3, 2021, a jury returned a verdict in favor of ClearOne on all issues. The jury found that ClearOne had not infringed the ’723 patent and that the ’723 patent was invalid.

Shortly before trial, Shure dropped its business tort claims against ClearOne, and ClearOne has asked the Court to dismiss Shure’s now withdrawn business tort claims with prejudice. That request is still pending. The Court also severed ClearOne’s business tort claims from the trial of Shure’s ’723 patent infringement claims, and the parties are waiting for the Court to schedule a trial on ClearOne’s business tort claims.

Shure’s claim of infringement of U.S Patent No. 9,565,493 is stayed pending ClearOne’s appeal to the U.S. Court of Appeals for the Federal Circuit of the U.S. Patent and Trademark Office’s decision regarding the patentability of several amended claims of that patent in an inter partes review proceeding. That appeal is fully briefed.

Item 1A. RISK FACTORS

None.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)  None.

(b) Not applicable.

(c) None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

Exhibit No.	Title of Document

10.1	Promissory Note dated July 2, 2021 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on July 9, 2021 and incorporated herein by reference).

10.2	Securities Purchase Agreement dated September 12, 2021 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on September 13, 2021 and incorporated herein by reference).

10.3	Registration Rights Agreement dated September 12, 2021 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on September 13, 2021 and incorporated herein by reference).

10.4	Amended and Restated Promissory Note dated September 11, 2021 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the SEC on September 13, 2021 and incorporated herein by reference).

31.1	Section 302 Certification of Chief Executive Officer (filed herewith)

31.2	Section 302 Certification of Principal Financial Officer (filed herewith)

32.1	Section 906 Certification of Chief Executive Officer (filed herewith)

32.2	Section 906 Certification of Principal Financial Officer (filed herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	XBRL Taxonomy Extension Definitions Linkbase (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

104.1	The cover page of this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ClearOne, Inc., (Registrant)

	By:	/s/ Zeynep Hakimoglu
November 12, 2021		Zeynep Hakimoglu President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

	By:	/s/ Narsi Narayanan
November 12, 2021		Narsi Narayanan Senior Vice President of Finance (Principal Accounting and Principal Financial Officer)

