Form 10-K
period 2021-12-31
CLEARONE INC
filed 2022-04-15
CIK 840715

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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

The aggregate market value of the shares of voting common stock held by non-affiliates was approximately $18.8 million at June 30, 2021, (the Company’s most recently completed second fiscal quarter), based on the $2.74 closing price for the Company’s common stock on the Nasdaq Capital Market on such date. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

The number of shares of ClearOne common stock outstanding as of April 15, 2022 was 22,410,126.

Documents Incorporated by Reference: None

CLEARONE, INC.

Annual Report on Form 10-K For the year ended December 31, 2021

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

On  September 12, 2021, the Company entered into a securities purchase agreement with certain purchasers named therein, pursuant to which the Company issued 3,623,189 shares of the Company's common stock, par value $0.001 per share at an offering price of $2.76 per share. The Company received gross proceeds of approximately $10,000,000 and net proceeds of $9,288,000 after deducting placement agent fees and related offering expenses. In a concurring private placement the Company also issued to the same purchasers warrants exercisable for an aggregate of 3,623,189 shares of common stock at an exercise price of $2.64 per share. Each warrant became immediately exercisable and will expire on March 15, 2027.

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

ITEM 1 - BUSINESS

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

Our audio conferencing products contributed 40% and 38% of our consolidated revenue in 2021 and 2020, respectively.

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

Our flagship CONVERGE Pro 2 and CONVERGE Pro product lines lead our professionally installed audio products line. The CONVERGE Pro 2 product line currently includes CONVERGE Pro 2 128, CONVERGE Pro 2 128VT, CONVERGE Pro 2 128VTD, CONVERGE Pro 2 120, CONVERGE Pro 2 012, CONVERGE Pro 2 48VT and CONVERGE Pro 2 48VTD, The CONVERGE Pro product line includes the CONVERGE Pro 880, CONVERGE Pro 880T, CONVERGE Pro 880TA, CONVERGE Pro 840T, CONVERGE Pro 8i, CONVERGE Pro TH20 and CONVERGE Pro VH20. CONVERGE SR product line includes CONVERGE Pro 2 128SR, CONVERGE Pro 2 128SRD, CONVERGE SR1212 and SR1212A which together offer various levels of integration and features to allow a commercial system integrator to optimize a system to fit diverse conferencing applications and environments.

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

ITEM 1 - BUSINESS

Mid-Tier Premium Conferencing

Our premium conferencing offerings consist of  CONVERGE Huddle and INTERACT® product line.  Premium conferencing solutions are mid-tier, lower cost, conferencing product solutions designed to meet the needs of our larger customers with smaller conferencing rooms as well as small and medium businesses. CONVERGE Huddle is a versatile solution for multiple use huddle room environments at a price point that meets budget requirements for audio and video collaboration applications. CONVERGE Huddle connects to ClearOne or third-party peripheral devices, such as microphones, speakers, cameras, and display screens and applications such as COLLABORATE Space®, Skype® for Business, GoToMeeting ™, WebEx® through single clutter-free connection via USB 3.0 to laptop. It comes with the latest Acoustic Echo Cancellation and Noise Cancellation algorithms and a user-friendly CONSOLE® software. It can be mounted easily under a table, behind a display, on a wall or in a rack.The INTERACT product series is comprised of the INTERACT AT and the INTERACT Pro. Both systems can be easily connected to enterprise telephones, analog POTS lines, existing HD video codecs and soft video clients. These INTERACT systems also include a USB audio interface to connect to PCs, laptops and tablets, as well as to rich multimedia devices, such as video or web conferencing systems and emerging unified communication systems for enhanced collaboration.

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

PROFESSIONAL MICROPHONES

Our microphones contributed 38% and 31% of our consolidated revenue in 2021 and 2020, respectively.

ITEM 1 - BUSINESS

Beamforming Microphone Array

ClearOne began shipping the first generation Beamforming Microphone Array in March 2013. This product works with CONVERGE Pro 2 and CONVERGE Pro products.

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

ITEM 1 - BUSINESS

VIDEO

Our video products include video collaboration and AV networking products. Our video products contributed 22% and 31% of our consolidated revenue in 2021 and 2020, respectively.

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

COLLABORATE Live 600 is a video collaboration system that delivers crystal-clear, full-duplex audio for medium-sized conference room environments.  It offers the same suite of built-in video conferencing capabilities, the UNITE 200 1080p60 PTZ camera with 12x optical zoom, an ultra-friendly user interface that’s as simple and familiar as the interface found on a tablet or mobile device, and a 90-day free COLLABORATE Space trial subscription. For audio, the system features two ClearOne CHAT® 150 speakerphones that daisy chain with CHATAttach® for crystal-clear audio quality.

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

ITEM 1 - BUSINESS

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

The VIEW Lite series includes an encoder, a decoder and a controller, provide essential functionality that meets the full needs of simple AV over IP applications while simultaneously delivering superb price-to-performance value.

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

Our product sales generated in the United States and outside the United States for the years ended December 31 are as follows:

Revenue in millions	2021		2020
	Revenue	%	Revenue	%
In the United States	$14.2	49%	$18.0	62%
Outside United States	14.8	51%	11.1	38%
	$29.0	100%	$29.1	100%

We sell directly to our distributors and resellers in approximately 58 countries worldwide. We anticipate that the portion of our total product revenue from international sales will continue to be a significant portion of our total revenue as we further enhance our focus on developing new products, establishing new channel partners, strengthening our presence in key growth areas, complying with regional environmental regulatory standards, and improving product localization with country-specific product documentation and marketing materials.

Distributors, Resellers and Independent Integrators

We sold our products directly to approximately 319 distributors and direct resellers throughout the world during 2021. Distributors and resellers purchase our products at a discount from list price and resell them worldwide to hundreds of independent systems integrators, telephony value-added resellers, IT value-added resellers, and PC dealers on a non-exclusive basis. Our distributors maintain their own inventory and accounts receivable and are required to provide technical and non-technical support for our products to the next level of distribution participants. We work with our distributors and resellers to establish appropriate inventory stocking levels. We also work with our distributors and resellers to maintain relationships with our existing systems integrators, dealers, and other value-added resellers.

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

Customers

Since we sell through distributors and value-added resellers, we do not have comprehensive information on end-users who ultimately use our products. As a result, we do not know whether any end-user accounted for more than 10% of our total revenue during any of the periods reported in this Annual Report. Our customers are distributors and value-added resellers. During the years ended December 31, 2021 no distributor accounted for more than 10% of our total consolidated revenue.

As discussed above, distributors facilitate product sales to a large number of independent systems integrators, dealers, and value-added resellers, and subsequently to their end-users. The loss of one or more distributors could reduce revenue and have a material adverse effect on our business and results of operations. Our orders fulfilled on which we had not recognized revenue were $0.1 million and $0.1 million as of December 31, 2021 and 2020, respectively. We had a backlog of unfulfilled orders of approximately $1.4 million and $1.0 million as of December 31, 2021 and 2020, respectively.

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

Sources and Availability of Raw Materials

We manufacture our products through electronics manufacturing services (“EMS”) providers, who are generally responsible for sourcing and procuring required raw materials and components. Most of the components that our EMS providers require for manufacturing our products are readily available from a number of sources. During 2020 and after, we witnessed a significant tightening of the electronics market with demand for electronic products especially for semiconductors which include memories and processors, far exceeding the supply along with surging inflation caused price increases and longer fulfillment cycles. COVID-19 completely disrupted the entire supply chain and extended the already lengthy fulfillment cycles. Continued tariff wars between USA and China created more uncertainty with respect to pricing and consequently affected the supply chain.

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

ITEM 1 - BUSINESS

Research and Product Development

We are committed to research and product development and view our continued investment in research and product development as a key ingredient to our long-term business success. Our research and product development expenditures were approximately $5.8 million and $5.5 million during the years ended December 31, 2021 and 2020, respectively.

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

As of December 31, 2021, we had approximately 82 patents and 15 pending patent applications, including foreign counterpart patents and foreign applications. Our patents and pending patent applications cover a wide range of our products and services including, but not limited to acoustic echo cancellation, beamforming microphone arrays, systems that enable streaming media over IP networks, algorithms for video processing, wireless conferencing systems, spatial audio, and technologies for the Internet of Things. The durations of our patents are determined by the laws of the country of issuance. For the U.S., patents may be 17 years from the date of issuance of the patent or 20 years from the date of its filing, depending upon when the patent application was filed. In addition, we hold numerous U.S. trademarks. The laws of foreign countries may not protect our intellectual property to the same degree as the laws of the United States.

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

Employees

As of December 31, 2021, we had 107 full-time employees. Of these employees, 62 were located in the U.S. and 45 in locations outside the U.S. None of our employees are subject to a collective bargaining agreement and we believe our relationship with our employees is good. We also hire contractors with specific skill sets to meet our operational needs.

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

The markets for our products and services are characterized by intense competition, pricing pressures and rapid technological change. Our competitive landscape continues to rapidly evolve, in particular with respect to our video-related services and products, as we move into new markets for video collaboration such as mobile, social and cloud-delivered video. We compete with businesses having substantially greater financial, research and product development, manufacturing, marketing, and other resources than we do. In addition, many of our current competitors, as well as many of our potential competitors, are private companies not subject to the costs and disclosure requirements applicable to us as a public company, have longer operating histories, significantly greater resources to invest in new technologies and more substantial experience in new product development, regulatory expertise, manufacturing capabilities and the distribution channels to deliver products to customers. If we are not able to continually design, manufacture, and successfully introduce new or enhanced products or services that are comparable or superior to those provided by our competitors and at comparable or better prices, we could experience pricing pressures and reduced sales, gross profit margins, profits, and market share, each of which could have a materially adverse effect on our business.

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

We initiated remedial measures and conducted an evaluation of the effectiveness of our internal control over financial reporting for the years 2019, 2020 and 2021 based on the framework set forth in Internal Control - Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and concluded that remediation of the material weakness identified during the 2017 audit has been completed.

We conducted an evaluation of the effectiveness of our internal control over financial reporting for years 2020 and 2021 based on the framework set forth in Internal Control - Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission, concluding that our internal control over financial reporting was effective as of December 31, 2020 and December 31, 2021, respectively.

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

In the course of completing its assessment of internal control over financial reporting as of December 31, 2021, management did not identify any material weaknesses but did identify the continued existence of two significant deficiencies in the lack of end user segregation in our accounting system and a failure to perform user access audits for certain system applications. Specifically, management believes that we may not be able to adequately segregate responsibility over financial transaction processing and reporting. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting, that is less severe than a material weakness yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting. Although we are unable to remediate the end user segregation significant deficiency with current personnel, we are mitigating its potential impact, primarily through a review of all employee’s access rights in our accounting system.

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

We are substantially dependent on our sales force to effectively execute our sales, pricing and business strategies.

We believe that there is significant competition for skilled sales personnel with technical knowledge. Our ability to grow our business depends on our success in recruiting, training, and retaining sales personnel to support our sales. We periodically adjust our sales organization and our compensation programs to optimize our sales operations, to increase revenue, and to support our business model. If we have not structured our sales organization or compensation for our sales personnel in a way that properly supports our business objectives, or if we fail to make changes in a timely fashion or do not effectively manage changes, our performance and results of operations could be adversely affected.

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

ITEM 1A - RISK FACTORS

The success of our new product introductions depends on a number of factors, including proper new product definition, product cost, infrastructure for services and cloud delivery, timely completion and introduction of new products, proper positioning and pricing of new products in relation to our total product portfolio and their relative pricing, differentiation of new products from those of our competitors and other products in our own portfolio, market acceptance of these products and the ability to sell our products. Once new products reach the market, they may have defects, or may be met by unanticipated new competitive products, which could adversely affect market acceptance of these products and our reputation. Other factors that may affect our success include properly addressing the complexities associated with compatibility issues, channel partner and sales strategies, sales force integration and training, technical and sales support, and field support. As a result, it is possible that investments that we are making in developing new products and technologies may not yield the planned financial results. If we are not able to manage and minimize such potential difficulties, our business and results of operations could be negatively affected.

We depend on an outsourced manufacturing strategy, and we may face increased risks and costs associated with volatility in commodity and labor prices or as a result of supply chain or procurement disruptions, which could negatively impact our product availability and revenues.

We outsource the manufacturing of all of our products to electronics manufacturing services (“EMS”) providers located outside the U.S. If any of these EMS providers experience (i) difficulties in obtaining sufficient supplies of components, (ii) difficulties in obtaining adequate skilled labor, (iii) component prices significantly exceeding anticipated costs, (iv) an interruption in their operations, or (v) otherwise suffers capacity constraints, we could experience a delay in production and shipping of these products, which would have a negative impact on our revenue. Should there be any disruption in services due to natural disaster, economic or political difficulties, transportation restrictions, acts of terror, quarantines or other restrictions associated with infectious diseases, or other similar events, or any other reason, such disruption could have a material adverse effect on our business. Operating in the international outsourcing environment exposes us to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, and potentially adverse tax consequences, which could materially affect our results of operations. Currently, we have no second source of manufacturing for a large portion of our products.

Switching from one EMS provider to another is an expensive, difficult and a time-consuming process, with serious risks to our ability to successfully transfer our manufacturing operations. Our operations, and consequently our revenues and profitability, could be materially adversely affected if we are forced to switch from any of our EMS providers to another EMS provider due to any of a number of factors, including financial difficulties faced by the manufacturer, disagreements in pricing negotiations between us and the manufacturer or organizational changes in the manufacturer. If our EMS providers experience disruptions in their operations, it is uncertain whether we would be able to source the essential commodities, supplies, materials, and skilled labor timely or at all without incurring significant costs or delays, particularly during times of economic uncertainty resulting from events outside of our control, including, but not limited to, effects of COVID-19. We may be forced to purchase supplies and materials in larger quantities or in advance of when we would typically purchase them. This may cause us to require use of capital sooner than anticipated. Alternatively, we may also be forced to seek new third-party suppliers or contractors, whom we have not worked with in the past, and it is uncertain whether these new suppliers will be able to adequately meet our materials or labor needs. In addition, we may be unable to compete with entities that may have more favorable relationships with their suppliers and contractors or greater access to the required raw materials and skilled labor.

The cost of delivered product from our EMS providers is a direct function of their ability to buy components at a competitive price and to realize efficiencies and economies of scale within their overall business structures. Recent news reports have noted that currently there is a worldwide shortage of semiconductor, memory and other electronic components affecting many industries, from automotive to technology providers. This shortage has impacted our EMS providers significantly. If our EMS providers are unsuccessful in obtaining component parts at efficient costs or at all, our delivered costs could rise or we may not be able to fulfill orders on time or at all, affecting our gross margins, profitability and ability to compete. In addition, if the EMS providers are unable to achieve greater operational efficiencies, delivery schedules for new product development and current product delivery could be negatively impacted.

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

ITEM 1A - RISK FACTORS

COVID-19 has caused and may continue to cause unanticipated fluctuations in our gross margins, which can result in unanticipated fluctuations in our operating results.

Our gross margins can vary due to customer demand, competition, product pricing, product lifecycle, product mix, new product introductions, unit volumes, acquisitions and divestitures, commodity, supply chain and logistics costs, capacity utilization, geographic sales mix, currency exchange rates, trade policy and tariffs, and the complexity and functionality of new product innovations and other factors. If we are not able to introduce new products in a timely manner at the product cost we expect, or if customer demand for our products is less than we anticipate, or if there are product pricing, marketing and other initiatives by our competitors to which we need to react or that are initiated by us to drive sales that lower our margins, then our overall gross margin will be less than we project.

Moreover, growth in the hybrid work environment is likely to create greater pressures on us and our suppliers to accurately project overall and specific product categories of component and product demand and to establish optimal levels and manufacturing capacity. If we are unable to secure enough components and/or finished products at reasonable prices or of acceptable quality to build new products in a timely manner in the quantities or configurations needed, our revenue and gross margins could suffer until other sources can be developed.

In addition, our gross margins vary significantly by product line, sales geography and customer type, as well as within product lines. When the mix of products sold shifts from higher margin product lines to lower margin product lines, to lower margin sales geographies, or to lower margin products within product lines, our overall gross margins and our profitability may be adversely affected.

Moreover, as we expand within and into new product categories, our products in those categories may have lower gross margins than in our traditional product categories. If we are unable to offset these potentially lower margins by enhancing the margins in our more traditional product categories, our profitability may be adversely affected.

As our global manufacturing partners and a significant number of distributors are located outside of the United States, we rely upon logistics providers to transport goods around the world. As supply chains have become more constrained, the need to expedite shipments to manufacturing facilities and customers has increased. Further, we continue to experience higher transportation and fuel costs which has resulted in decreased margins and may result in the future in increased inventory and further margin decline, which would adversely affect our results of operations and financial condition.

Changes in trade policy, including tariffs and the tariffs focused on China in particular, and currency exchange rates also have adverse impacts on our gross margins. The COVID-19 pandemic is putting pressure on our gross margins as well as causing us to face uncertain product demand and incur increased air freight and other costs to fulfill sell through demand, replenish channel inventory, and maintain market share.

The impact of these factors on gross margins can create unanticipated fluctuations in our operating results, which may cause volatility in the price of our stock.

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

We hold approximately $3.6 million in long-term inventories. There can be no assurance that we will be able to successfully anticipate changing consumer preferences and product trends or economic conditions and, as a result, we may not successfully monetize our long-term inventory. Inventory levels in excess of consumer demand may result in inventory write-downs and the sale of excess inventory at discounted prices, which could have an adverse effect on the image and reputation of our brands and negatively impact profitability.

Conditions in China, India, Russia, Spain, United Arab Emirates and Vietnam may affect our operations.

We have different teams working outside the U.S. in China, India, Russia, Spain, United Arab Emirates and Vietnam offering various services. Our ability to operate the Company smoothly may be affected significantly if either one or more of these countries are adversely impacted by political, economic, security and military conditions in these countries.

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

We are dependent on our key personnel whose continued service is not guaranteed.

We are dependent upon key personnel for the execution of our business strategies, including our chief executive officer and chief financial officer, neither of whom is subject to an employment agreement with us and we do not have key man life insurance for any of our executive officers. Accordingly, the loss of services of our executive officers could have a material adverse effect on our financial condition and results of operations.

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

As of December 31, 2021, we had approximately $1.1 million of cash and cash equivalents. Although we anticipate having sufficient cash on hand, cash from future operations and cash from the sale of marketable securities to fund our operations for the next twelve months, there can be no assurance that efforts to enforce our patents will be successful or that our marketing and sales efforts will progress as anticipated or that our cash generated from operations will be as expected, and we may need additional debt or equity financing in the next twelve months to execute our business plan and to be able to continue as a going concern. If in the future, we fail to satisfy the continued listing standards of Nasdaq, we may not be able to sell shares of our common stock. Accordingly, if additional debt or equity financings are needed, market conditions may limit our ability to raise capital on favorable terms, or at all, and the terms of any public or private offerings of debt or equity securities likely would be significantly dilutive to existing shareholders.

Risks Relating to Share Ownership

Our common stock trades at prices less than $1.00 which is the minimum bid price requirement under Nasdaq’s continued listing standards, as such our common stock may be subject to delisting from the Nasdaq Capital Market.

On March 22, 2022, we received a letter (the “Notice”) from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) informing us that because the closing bid price for the Company’s common stock listed on Nasdaq was below $1.00 for 30 consecutive trading days, we are not in compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Marketplace Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The last reported closing price of our common stock on the Nasdaq Capital Market on March 30, 2022 was $0.89 per share and has been below the $1.00 closing bid price since February 7, 2022. In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), we have a period of 180 calendar days from March 22, 2022, or until September 19, 2022, to regain compliance with the Minimum Bid Price Requirement. If at any time before September 19, 2022, the closing bid price of our common stock closes at or above $1.00 per share for a minimum of 10 consecutive trading days (which number days may be extended by Nasdaq), Nasdaq will provide written notification that we have achieved compliance with the Minimum Bid Price Requirement, and the matter would be resolved. If compliance is not achieved within the 180-day period, Nasdaq would provide written notification to us that our common stock is subject to delisting. In the event that we fail to regain compliance with Nasdaq continued listing standards by the expiration of the applicable cure period or any extension period, Nasdaq will commence suspension and delisting procedures with respect to our common stock, which could impair the value of your investment.

If our common stock is delisted from Nasdaq Capital Market in the future, such securities may be traded on the over-the-counter markets. Such alternative markets, however, are generally considered to be less efficient than, and not as broad as, Nasdaq. Accordingly, delisting of our common stock from Nasdaq could have a significant negative effect on the trading volume, liquidity and market price of our common stock. In addition, the delisting of our common stock could adversely affect our ability to raise capital on terms acceptable to us or at all and could reduce the number of investors willing to hold or acquire our common stock.

As a result of Edward D. Bagley’s significant share ownership position in the Company, he is able to influence corporate matters.

Based solely on filings by Edward D. Bagley under Regulation 13D and Section 16 of the Exchange Act, Mr. Bagley beneficially owns approximately 45.5% of our issued and outstanding shares of common stock. Pursuant to the Note Purchase Agreement, dated December 8, 2019, by and between Mr. Bagley and the Company, Mr. Bagley has a security interest in substantially all of the assets of the Company as well as certain observer rights with respect to meetings of our board of directors, and the Company is restricted from issuing shares of common stock at a purchase price less than $2.11 per share except in certain limited, extraordinary transactions. In addition, Mr. Bagley’s daughter, Lisa Higley, is a member of our board of directors. Based on Mr. Bagley’s significant share ownership, as well as his security interests in substantially all of our assets, Mr. Bagley will be able to significantly influence who serves on our board of directors and the outcome of matters required to be submitted to our stockholders for approval, including, without limitation, decisions relating to the outcome of any proposed merger or consolidation of our company and Mr. Bagley’s significant interest in us may discourage third parties from seeking to acquire control of us, which may adversely affect the market price of our common stock. In addition, based solely on filings by other members of Mr. Bagley’s family and their family trusts under Regulation 13D and Section 16 of the Exchange Act, such family members and their family trusts collectively beneficially own an additional 15.6% of our outstanding shares of common stock, however, Mr. Bagley asserts he does not have control over and disclaims beneficial ownership of such shares. Mr. Bagley’s interests and the interests of his family and their family trusts may not be consistent with those of our other stockholders.

ITEM 1A - RISK FACTORS

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

As of December 31, 2021, there were outstanding options to acquire approximately 831,071 shares of our common stock at a weighted average exercise price of $6.47 per share. In addition, as of December 31, 2021 there were outstanding warrants and convertible instruments to acquire approximately 6,273,308 shares at weighted average exercise price of $2.52. During the terms of these options, warrants and convertibles the holders thereof will have the opportunity to profit from an increase in the market price of the common stock. The existence of these derivatives may adversely affect the terms on which we can obtain additional financing, and the holders of these derivatives can be expected to exercise such options at a time when we, in all likelihood, would be able to obtain additional capital by offering shares of our common stock on terms more favorable to us than those provided by the exercise of these derivatives.

ITEM 1A - RISK FACTORS

The sale of additional shares of our common stock could have a negative effect on the market price of our common stock.

The sale of substantial amounts of our common stock in the public market, such as the Rights Offering that we completed in December 2018, Notes and Warrants that we issued in December 2019, and Common Stock and Warrants that we issued in 2020 and 2021 could adversely affect prevailing market prices and could impair our ability to raise capital through the sale of our equity securities. Most shares of common stock currently outstanding are eligible for sale in the public market, subject in certain cases to compliance with the requirements of Rule 144 under the securities laws. Shares issued upon the exercise of stock options granted under our stock option plan generally will be eligible for sale in the public market. We also have the authority to issue additional shares of common stock and shares of one or more series of preferred stock. The issuance of such shares could dilute the voting power of the currently outstanding shares of our common stock and could dilute earnings per share.

Because we do not intend to pay dividends on our common stock, stockholders will benefit from an investment in our stock only if it appreciates in value.

We currently intend to retain all future earnings, if any, for use in the operations and expansion of the business. As a result, we do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the declaration and payment of cash dividends will be at the discretion of our board of directors and will depend on factors the board of directors deems relevant, including among others, our results of operations, financial condition and cash requirements, business prospects, and the terms of our secured convertible notes and other financing arrangements. Accordingly, realization of a gain on stockholders’ investments will depend on the appreciation of the price of our stock. There is no guarantee that our stock will appreciate in value.

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

Our intangible assets include capitalized legal expenses net of amortization of $22.6 million related to our defense of patents from infringement by our competitors. Legal expenses have been capitalized upon satisfaction of two conditions: (a) a determination being made that a successful defense of this litigation is probable, and (b) that the monetary benefits arising out of such successful defense will be in excess of the costs for the defense. If either one of these conditions fail to be satisfied in the future, the carrying amount in the books may have to be written off either completely or partially. There can be no assurance that we will be successful in the defense of these litigation claims, in whole or in part.

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

We occupied a 3,068 square-foot facility in Zaragoza, Spain under the terms of an operating lease that expired in March 2022.  This office supported our research and development and customer support activities.

We occupy a 6,175 square-foot facility in Chennai, India under the terms of an operating lease expiring in August 2023. This facility supports our administrative, marketing, customer support, and research and product development activities.

We occupy a 40,000 square-foot warehouse in Salt Lake City, Utah under the terms of an operating lease expiring in April 2025, which serves as our primary inventory fulfillment center.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NASDAQ Capital Market under the symbol CLRO. On March 30, 2022, there were 22,410,126  shares of our common stock issued and outstanding held by approximately 300 shareholders of record. Each broker dealer or a clearing corporation that holds shares for customers is counted as a single shareholder of record.

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

Issuer Purchases of Equity Securities

None.

Sales of Unregistered Securities

None.

Equity Compensation Plan Information.

Information about the Company’s equity compensation plans required by Item 201(d) of Regulation S-K is set forth under Part III, Item 12 of this Annual Report on Form 10-K.

ITEM 6. RESERVED

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

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During September 2021 we announced a new professional-grade camera featuring a 20x optical zoom lens plus a 16x digital zoom for extra distance if needed, the UNITE® 200 Pro. Delivering 1080p quality at 60 frames per second with full pan, tilt and extended zoom functions, the UNITE 200 Pro is optimally suited for use in large spaces where close up, high resolution video capture is desired. The 20x zoom on the new UNITE 200 Pro camera enables close-up HD video capture, making even the largest meeting spaces perfect for remote group collaboration or webinar recording. With the ability to capture 1080p quality video of all meeting room participants, or to focus on a single speaker, the UNITE 200 Pro is designed to impress every conference participant. Whether a meeting is held on ClearOne’s COLLABORATE® Space platform or on other leading services including Microsoft Teams, Zoom, WebEx or GoToMeeting, the camera’s remote-controlled operation combines ease of use with innovative features to offer an unrivaled conferencing experience for large rooms. Presenters and meeting hosts gain an incredible degree of control through the camera’s combined 20x optical zoom and 16x digital zoom, ensuring precise focus on the most important visuals and providing close-up views in even the largest meeting spaces. The UNITE 200 Pro provides flexibility and enhances ease of use through support of multiple protocols used to integrate with third-party components. Featuring USB, HDMI and IP connection options, the camera is ideally suited to use with streaming applications through RTSP, RTMP and Multicast. It also supports industry-standard protocols including UVC 1.1, TCP-IP, HTTP and DHCP. UNITE 200 Pro can be installed using a wall mount, ceiling mount or display mount.

During 2021, our overall revenue of $29 million was almost the same when compared to revenue during 2020. The increase in revenues from audio conferencing products and microphones were offset by a decline in revenues from video products. Despite the negative impact of COVID-19 and the infringement of our patents by Shure on all professional installed products, our new solutions incorporating Beamforming Microphone Array Ceiling Tile ("BMA-CT") and BMA 360 resulted in overall Beamforming Microphone Array ("BMA") revenue being significantly higher than last year and also helped increase revenues from audio conferencing products, especially revenue from professional installed products. However, revenue from BMA products as well as from our pro audio products are far below the levels prior to infringement of our patents. Our revenue performance reflects an impact of the on-going harm of infringement of ClearOne’s patents despite the preliminary injunction granted against Shure as we believe Shure continues to infringe our patents and violates the preliminary injunction. The patent infringement also has negatively impacted revenue from ClearOne’s other products not related to the infringed patents.  Video products suffered declines in 2021 compared to 2020 due to lack of demand for video products and personal audio conferencing products at the same level as it was in latter half of 2020 when the demand from work from home and learn from home markets was boosted by stimulus funding through CARES Act.

Our gross profit margin decreased to 41% during 2021 from 43% during 2020. Net income of $0.5 million in 2020 changed to net loss of $7.7 million in 2021. The change from net income to net loss was primarily due to the recognition of income tax refund receivable of approximately $7.1 million in 2020 arising out of the carryback of net operating losses that became possible due to the enactment of the CARES Act, as well as due to a decrease in gross profit due to a decrease in revenues and profitability and an increase in operating costs, including the amortization of capitalized patent defense costs.

During 2021, we continued our efforts, primarily through litigation, to stop the infringement of our strategic patents. We believe the decision by the U.S. District Court in August 2019 granting our request for a preliminary injunction to prevent Shure from manufacturing, marketing, and selling its competing ceiling microphone array in an infringing configuration is an incredibly valuable ruling for ClearOne and its business. The decision validates the strength and importance of ClearOne’s intellectual property rights, recognizes ClearOne’s innovations in this space, and stops Shure from further infringing the Graham patent pending a full trial. Although there can be no assurance of any outcome of a full trial, we believe this ruling will help pave the way for ClearOne’s recovery from the immense harm inflicted by Shure's infringement of our valuable patents. However, we are not getting the full benefits of the Court’s extraordinary remedy in the form of the preliminary injunction granted against Shure with respect to infringement of our ’806 Patent as we believe that Shure is still infringing ClearOne’s patent.

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

Shure expanded the original litigation in the U.S. District Court of North Illinois to the District of Delaware, where Shure filed claims for patent infringement, including of a design patent, and trade libel against ClearOne. In May 2020 and January 2021, we secured an important pair of wins, defeating Shure’s requests first for a temporary restraining order and then a preliminary injunction, allowing us to continue selling our ground-breaking audio-conferencing products. In addition to defeating Shure’s requests for preliminary injunctive relief, we also obtained a stay of the proceedings with respect to the only other asserted patent. During November 2021, after a three-day jury trial, ClearOne obtained a complete victory against claims asserted by Shure, when the jury returned a verdict of no infringement and invalidated the asserted patent.

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

Our video products and beamforming microphone arrays, especially highly advanced  BMA 360 and BMA-CT are critical to our long term growth. We face intense competition in this market from well-established market leaders as well as emerging players rich with marketing funds. We expect our strategy of combining Collaborate Space, our cloud-based video conferencing product, Collaborate Live, our appliance-based media collaboration product, our high quality professional cameras, and our high-end audio conferencing technology will generate high growth in the near future.

We derive a significant portion of our revenue (approximately 51% in 2021) from international operations and expect this trend to continue in the future. Most of our revenue from outside the U.S. is billed in U.S. dollars and is not exposed to any significant currency risk. However, we are exposed to foreign exchange risk if the U.S. dollar is strong against other currencies as it will make U.S. Dollar denominated prices of our products less competitive.

In December 2019, a novel strain of coronavirus (“COVID-19”) started spreading from China and was declared a pandemic. The COVID-19 pandemic caused severe global disruptions and had varying impact on our business.  The installed audio conferencing market was negatively impacted due to lockdowns, postponement of projects and restrictions on installers to visit commercial sites. On the other hand, COVID-19 generated higher than normal demand in 2020 for our video products and personal conferencing products due to the significant expansion of work-from-home market. The extent of COVID-19’s effect on our operational and financial performance keeps evolving and depends on multiple factors including the severity and infectiousness of current and future virus strains, effectiveness of vaccines especially on novel strains of COVID-19, government regulations, etc., all of which are uncertain and difficult to predict considering the rapidly evolving landscape. Supply chain disruptions resulting from COVID-19 have caused significant fluctuations in our costs of goods resulting in a reduction of our gross margins in 2021. We expect for these fluctuations to continue in 2022. If the pandemic continues to be a severe worldwide health crisis, the disease could have a material adverse effect on our business, results of operations, financial condition and cash flows and adversely impact the trading price of our common stock.

Deferred Revenue

Deferred revenue decreased from $123 thousand in 2020 to $54 thousand in 2021 due to a decline in new subscriptions to the video conferencing software.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCUSSION OF RESULTS OF OPERATIONS

The following table sets forth certain items from our consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2021 and 2020, together with the percentage change each item represents. Throughout this discussion, we compare results of operations for the year ended December 31, 2021 (“2021”) to the year ended December 31, 2020 (“2020” or “the comparable period”).

(In thousands, except percentages)	2021	2020	Change Favorable (Adverse) in %
Revenue	$28,967	$29,069	-
Cost of goods sold	17,051	16,510	(3)
Gross profit	11,916	12,559	(5)
Sales and marketing	6,736	6,728	-
Research and product development	5,794	5,512	(5)
General and administrative	6,881	5,886	(17)
Total operating expenses	19,411	18,126	(7)
Operating loss	(7,495)	(5,567)	(35)
Loss before income taxes	(7,977)	(5,924)	(35)
Provision for (benefit from) income taxes	(283)	(6,429)	(96)
Net income (loss)	$(7,694)	$505	(1,624)

Revenue

Our revenue was almost the same at $29.0 million in 2021 compared to revenues in 2020. The highest increase in revenue was seen in microphones with a 20% increase, followed by an increase in audio conferencing products of 6%. These increases were fully offset by a 28% decline in revenues from video products.  Video products suffered decline in revenues in 2021 compared to 2020 due to lack of demand for video products at the same level as it was in latter half of 2020 when the demand from work from home and learn from home markets was boosted by stimulus funding through CARES Act. Microphones increased in revenue on the back of significant growth from BMA products despite decline in revenues from traditional ceiling microphones. Except installed professional audio conferencing products, which had a significant increase in revenues due to the success of BMA based solutions, all other categories under audio conferencing declined in revenue during 2021. Personal conferencing products declined heavily as CARES Act stimulus induced growth in 2021 could not be replicated in 2020. We believe the on-going infringement of ClearOne’s patents is the major cause of our revenue decline in certain categories of audio conferencing and microphones.

The share of audio conferencing products in our product mix increased from 38% in 2020 to 40% in 2021. The share of microphones in the revenue mix sharply increased from 31% in 2020 to 38% in 2021. Share of video products in the revenue mix declined significantly from 31% in 2020 to 22% in 2021.

During 2021, revenue increased significantly in all regions of the world except North America.  Asia Pacific including the Middle East increased by 37%, Europe and Africa increased by 42% and the Americas decreased by approximately 23%.

We believe, although there can be no assurance, that we can return to our path of revenue growth and generating operating profits through our strategic initiatives namely product innovation, cost reduction and defense of our intellectual property.

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

Our gross profit during 2021 was approximately $11.9 million or 41% compared to approximately $12.6 million or 43% in 2020. The gross profit margin was negatively impacted due to increase in material costs due to supply chain constraints and increased administration costs as a percentage of revenue partially offset by reduction in inventory obsolescence and freight and tariff costs.

Our profitability in the near-term continues to depend significantly on our revenues from audio conferencing products. We hold long-term inventory and if we are unable to sell our long-term inventory, our profitability might be affected by inventory write-offs and price mark-downs. Our long-term inventory includes approximately $0.5 million of wireless microphone-related finished goods and assemblies, $0.4 million of Converge Pro and Beamforming microphone array products, $0.5 million of video products and about $1.7 million of raw materials that will be used primarily for manufacturing installed professional audio conferencing products.

Operating Expenses and Profits (Losses)

Operating income (loss), or income (loss) from operations, is the surplus or deficit after operating expenses are deducted from gross profits. Operating expenses include sales and marketing (“S&M”) expenses, research and product development (“R&D”) expenses and general and administrative (“G&A”) expenses. Total operating expenses were $19.4 million in 2021, compared to $18.1 million in 2020. The following contains a more detailed discussion of expenses related to sales and marketing, research and product development, general and administrative, and other items.

Sales and Marketing S&M expenses include sales, customer service, and marketing expenses such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses.

S&M expenses in 2021 and 2020 remained almost the same at $6.7 million.  During 2021, increases in advertising costs, commission paid to sales associates and costs incurred on termination of an employment agreement was offset by reduction in tradeshow related expenses and commissions paid to independent reps.

Research and Product Development R&D expenses include research and development, product line management, engineering services, and test and application expenses, including employee-related costs, outside services, expensed materials, depreciation, and an allocation of overhead expenses.

R&D expenses increased from $5.5 million in 2020 to $5.8 million in 2021. The increase was primarily due to increases in project related expenses and costs incurred on termination of employment agreements which was partially offset by decreases in regular employee-related costs and certain consulting expenses.

General and Administrative G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs, and corporate administrative costs, including costs related to finance and human resources.

G&A expenses were approximately $6.9 million in 2021 compared with approximately $5.9 million in 2020. The increase in 2021 primarily due to higher amortization of capitalized legal costs related to patents litigation, increase in insurance expenses and executive bonuses was partially offset by reduction in legal expenses.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Provision for income taxes

The effective tax benefit rate was 4% (benefit) in 2021 as compared to the effective tax rate of 110% during 2020. Income tax benefit for 2021 was $0.3 million as compared to an income tax benefit of $6.4 million in 2020. The significant change in income taxes was primarily due to recognition of income tax refunds receivable of approximately $7.1 million arising out of the carryback of net operating losses that became possible due to the enactment of the CARES Act. Since the Company had set up a full valuation allowance against net operating losses from earlier years, the carryback of these losses resulted in the recognition of a substantial tax benefits. We have been recording a valuation allowance against net deferred tax assets since 2018 and have not been claiming tax benefit for our losses as we have concluded that it is more likely than not that our deferred tax assets were not realizable, primarily due to our recent pre-tax losses.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

As of December 31, 2021, our cash and cash equivalents were approximately $1.1 million compared to $3.8 million as of December 31, 2020. Our working capital was $18.0 million and $22.2 million as of December 31, 2021 and 2020, respectively.

Net cash flows used in operating activities were approximately $4.4 million during 2021, an increase of approximately $3.4 million from $1.0 million used in operating activities in 2020. The increase in cash used was primarily due to change in net income of $0.5 million in 2020 to $7.7 million in net loss in 2021, an increase in non-cash charges of $0.1 million, partially offset by an increase in cash outflows due to change in operating assets and liabilities of $4.9 million which includes among other things a decrease of change in income tax receivable from $7.1 million in 2020 to $0.4 million in 2021, and an increase of change in prepaid expenses from $0.4 million in 2020 to $2.5 million in 2021.

Net cash used in investing activities was $8.5 million in 2021 compared to $5.5 million in 2020, an increase in cash used of $3.0 million. The increase in cash used in investing activities was primarily due to increase of about $1.1 million in the capitalization of our legal costs related to our patent defense partially offset by decrease in net cash inflows from marketable securities of approximately $1.8 million.

Net cash provided by financing activities was $10.2 million during 2021 compared to net cash provided by financing activities of $6.3 million during 2020, an increase in cash provided of $3.9 million. The increase was primarily to cash inflows from issuance of common stock and borrowing through issuance of short-term notes partially offset by repayment of a portion of senior convertible debt.

Capitalization of patent defense costs. We capitalize external legal costs incurred in the defense of our patents when we believe that a significant, discernible increase in value will result from the defense and a successful outcome of the legal action is probable. When we capitalize patent defense costs we amortize the costs over the remaining estimated useful life of the patent, which is 15 to 17 years. During 2021 we spent $7.8 million of legal costs related to the defense of our patents and capitalized the entire amount.

We are currently pursuing all available legal remedies to defend our strategic patents from infringement. We have already spent approximately $28.2 million from 2016 through 2021 towards this litigation and may be required to spend more to continue our legal defense. We believe the decision by the U.S. District Court in August 2019 granting our request for a preliminary injunction to prevent our competitor from manufacturing, marketing, and selling its competing ceiling microphone array in an infringing configuration is an incredibly valuable ruling for ClearOne and its business. We believe that the decision validates the strength and importance of ClearOne’s intellectual property rights, recognizes ClearOne’s innovations in this space, and stops our competitor from further infringing our Graham patent (U.S. Patent No. 9,813,806) pending a full trial. Although there can be no assurance of any outcome of a full trial, we believe this ruling will help pave way for ClearOne’s recovery from the immense harm inflicted by our competitor's infringement of our valuable patents. However, we are not getting the full benefits of the Court’s extraordinary remedy in the form of the preliminary injunction granted against Shure with respect to infringement of our ’806 Patent as we believe that Shure is still infringing ClearOne’s patent. During September 2020, the U.S District Court of Northern Illinois held Shure in contempt for marketing and selling their new design in violation of the preliminary injunction.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We have also raised additional capital in 2019 by issuing senior convertible notes, in 2020 by borrowing through the CARES Act Paycheck Protection Program and issuing common stock and warrants and in 2021 by issuing common stock and warrants and short-term notes. In addition, we have been generating additional cash as our inventory levels are brought down to historical levels.

We also believe that the measures taken by us will yield higher revenues in the future. We believe, although there can be no assurance, that all of these measures and effective management of working capital will provide the liquidity needed to meet our operating needs through at least through April 15, 2023. We also believe that our strong portfolio of intellectual property and our solid brand equity in the market will enable us to raise additional capital if and when needed to meet our short and long-term financing needs; however, there can be no assurance that, if needed, we will be successful in obtaining the necessary funds through equity or debt financing. If we need additional capital and are unable to secure financing, we may be required to further reduce expenses, delay product development and enhancement, or revise our strategy regarding ongoing litigation.

As of December 31, 2021, we had open purchase orders of approximately $7.7 million mostly for purchase of inventory.

As of December 31, 2021, we had inventory totaling $13.6 million, of which non-current inventory accounted for $3.6 million. This compares to total inventories of $15.1 million and non-current inventory of $4.6 million as of December 31, 2020.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2021 (in millions):
	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 years
Senior Convertible Notes and short-term notes	$4.6	$2.7	$1.9	$—	$—
Payroll Protection Program borrowing	0.8	0.8	—	—	—
Operating lease obligations	1.8	0.6	1.1	0.1	—
Purchase obligations	7.7	7.7	—	—	—
Total	$14.9	$11.8	$3.0	$0.1	$—

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue and Associated Allowances for Revenue Adjustments and Doubtful Accounts

The Company recognizes revenue when it satisfies a performance obligation. The Company recognizes revenue from sales agreements upon transferring control of a product to the customer. This typically occurs when products are shipped or delivered, depending on the delivery terms, or when products that are consigned at customer locations are sold to dealers or end users. Revenue recognized during the twelve months ended December 31, 2021 for audio and video conferencing equipment sales was $28.8 million, and for software, licenses, etc. was $0.2 million. Sales returns and allowances are estimated based on historical experience. Provisions for discounts and rebates to customers, estimated returns and allowances, ship and credit claims and other adjustments are provided for in the same period the related revenues are recognized, and are netted against revenues. For returns, the Company recognizes a related asset for the right to recover returned products with a corresponding reduction to cost of goods sold. The Company reviews warranty and related claims activity and records provisions, as necessary.

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

The details of deferred revenue and associated cost of goods sold and gross profit are as follows (in thousands):

	As of December 31,
	2021	2020
Deferred revenue	$54	$123
Deferred cost of goods sold	—	—
Deferred gross profit	$54	$123

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

To the extent we establish a valuation allowance in a period, we must include and expense the allowance within the tax provision in the consolidated statement of operations. In accordance with ASC Topic 740, “Accounting for Income Taxes”, we analyzed our valuation allowance at December 31, 2021 and determined that based upon available evidence it is more likely than not that certain of our net deferred tax assets will not be realized and, accordingly, we have recorded a full valuation allowance against these deferred tax assets in the amount of $13.2 million. Please refer to Note 13 - Income Taxes in the Notes to Consolidated Financial Statements for additional information.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Senior Vice President of Finance, as appropriate, to allow for timely decisions regarding required disclosure. As required by Rule 13a-15 under the Exchange Act, we have completed an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Senior Vice President of Finance, of the effectiveness and the design and operation of our disclosure controls and procedures as of December 31, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based upon this evaluation, our Chief Executive Officer and Senior Vice President of Finance concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2021.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the framework set forth in Internal Control - Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using that criteria, management concluded that the design and operation of our internal control over financial reporting were effective as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our directors and executive officers as of April 15, 2022.

Name	Age	Position	Director or Officer Since
Zeynep “Zee” Hakimoglu	68	Chief Executive Officer, and President	2006
Larry R. Hendricks	78	Director *	2003
Lisa B. Higley	54	Director *	2020
Eric L. Robinson	55	Chairman, and Director *	2015
Bruce Whaley	71	Director *	2019
Narsi Narayanan	51	Senior Vice President of Finance and Corporate Secretary	2009
*	Member of the Audit and Compliance Committee, Compensation Committee and Nominating Committee

Zee Hakimoglu is our President and Chief Executive Officer. She joined our Company in December 2003 as Vice President of Product Line Management with additional responsibility for Research & Development and was appointed President and Chief Executive Officer in July 2004; she has served as a director of our Company since April 2006 and was named Chairman of the Board in July 2007. She served as Chairman of the Board till  February 2022. Prior to joining ClearOne, Ms. Hakimoglu has held senior executive level positions for a variety of high-tech Silicon Valley firms in such areas as business development, product marketing, engineering and product-line management. She served as Vice President of Product Line Management for a publicly traded developer of fiber optic subsystems and components, from December 2001 to December 2002; and, President of a manufacturer of fiber optic test equipment and components, from August 2000 to November 2001. From October 1998 to August 2000, she was Vice President of Business Development for Kaifa Technology and was instrumental in its acquisition by E-Tek Dynamics and later by JDS Uniphase. Through these acquisitions, she held the role of Deputy General Manager of the Kaifa Technology business unit. From May 1982 until it was acquired in September 1996, Ms. Hakimoglu held various positions including Vice President of Wireless Engineering and Vice President of the Wireless Business Unit for Aydin Corp., a global telecommunications equipment company that formerly traded on the New York Stock Exchange. Ms. Hakimoglu earned a Bachelor of Science Degree in Physics from California State College, Sonoma, and a Master's Degree in Physics from Drexel University.

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

Lisa B. Higley was appointed a director of our Company effective July 20, 2020. Ms. Higley has been self-employed as a CPA since June 2009. Previously, she was the CFO for Daisy D’s Paper Company from March 2007 until January 2009, where she managed all aspects of the company’s financial and accounting responsibilities. Additionally, Ms. Higley was the CFO for Tunex International from April 2006 to March 2007 where she was accountable for all financial aspects of the corporation. Prior to that, Ms. Higley was a staff tax accountant at Wisen, Smith, Racker & Prescott LLP from February 2004 to April 2006. Ms. Higley earned her Bachelor of Science in Accounting from the University of Oregon and her MBA from Utah State University, and has been a Utah CPA since 2004. Ms. Higley is the daughter of Edward D. Bagley, our former Chairman of the Board. Mr. Edward D. Bagley beneficially owns 45% of our issued and outstanding common stock.

Eric. L Robinson has served as a director of our Company since July 2015. He was appointed Chairman of the Board in February 2022. Mr. Robinson spent fourteen years in private practice as a corporate attorney, including eleven years as a partner in the Salt Lake City, Utah law firm of Blackburn & Stoll, LC. Mr. Robinson's law practice focused on securities, corporate and other business transactions. Since 2009, Mr. Robinson has been principally employed by MicroPower Global Limited, a company in the semiconductor business. At MicroPower, Mr. Robinson has acted as General Counsel, Chief Financial Officer and a director. Mr. Robinson also maintains a small law practice and serves as counsel to a number of companies in the fields of genetics, regenerative medicine, transportation and commercial construction. He also served as General Counsel, Chief Financial Officer and a director to a genetic research company from 2008 until 2015. Mr. Robinson previously acted as General Counsel and Chief Financial Officer to a commercial construction company from 2007 until 2008 which had revenues in excess of $100 million during his tenure.

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

Narsi Narayanan (now serving as Senior Vice President of Finance) has served as our Vice President of Finance since July 2009 and three decades of professional experience in the areas of accounting, finance and taxes. Prior to joining our Company, he managed the SEC reporting, US GAAP accounting research, Sarbanes-Oxley Act (“SOX”) compliance and other financial reporting functions from August 2007 through February 2009 at Solo Cup Company, a publicly-reporting international consumer products company. Prior to that, Mr. Narayanan managed the accounting and finance functions, including SEC Reporting, SOX compliance and US GAAP accounting research, from June 2004 through August 2007 at eCollege.com, a leading technology company serving private educational institutions, which was also a publicly-reporting company before being acquired by Pearson Education group. In addition to being a Chartered Accountant, Mr. Narayanan has extensive experience working in public accounting and in senior finance positions in India with a large conglomerate. He is a Certified Public Accountant with graduate degrees in accounting (University of Utah, M. Acc.) and business (University of Illinois, MBA-Finance).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act, of 1934 as amended, requires our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership on Form 3 and reports of changes of ownership of our equity securities on Forms 4 and 5. Officers, directors, and greater than 10% shareholders are required to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of the reports furnished to us for the year ended December 31, 2021, we believe that each person who, at any time during such fiscal year was a director, officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such period.

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

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table sets forth the compensation paid or earned by each named executive officer for the years ended December 31, 2021 and 2020.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Salary	Option Awards(1)	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Zeynep Hakimoglu - Chief Executive Officer and President
Year ended December 31, 2021	$388,750	$—	$—	$30,000	$418,750
Year ended December 31, 2020	$355,000	$68,500	$—	$—	$423,500
Narsi Narayanan - Senior Vice President of Finance
Year ended December 31, 2021	$221,625	$—	$—	$30,000	$251,625
Year ended December 31, 2020	$196,500	$41,100	$—	$—	$237,600

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information on the holdings of stock options by the named executive officers as of December 31, 2021.

Name	Number of Securities Underlying Unexercised Options		Option Exercise Price ($)	Option Grant Date	Option Expiration Date
	Exercisable	Unexercisable
Zeynep Hakimoglu	25,000	—	3.920	05-11-2012	05-11-2022
	25,000	—	8.220	08-22-2013	08-22-2023
	40,000	—	8.340	09-12-2014	09-12-2024
	50,000	—	11.960	03-11-2016	03-11-2026
	10,000	—	11.000	12-14-2016	12-14-2026
	40,000	—	9.900	06-1-2017	06-01-2027
	16,666	33,334	2.500	12-14-2020	12-14-2026
Narsi Narayanan	20,000	—	3.920	05-11-2012	05-11-2022
	15,000	—	8.220	08-22-2013	08-22-2023
	20,000	—	8.340	09-12-2014	09-12-2024
	25,000	—	11.960	03-11-2016	03-11-2026
	2,500	—	11.000	12-14-2016	12-14-2026
	20,000	—	9.900	06-01-2017	06-01-2027
	10,000	20,000	2.500	12-14-2020	12-14-2030

(1)

One-third of the shares underlying each stock option vest on the first anniversary of the grant date and the remaining shares vest equally over a period of 24 months following the first anniversary of the grant date.

OPTION EXERCISES AND STOCK VESTED

There were no exercises of stock options by named executive officers during  2021. During 2021, 16,666 shares vested for Zeynep Hakimoglu and 10,000 shares vested for Narsi Narayanan.

DIRECTOR COMPENSATION

The following table summarizes the compensation paid by us to non-employee directors for the year ended December 31, 2021. Ms. Hakimoglu did not receive additional compensation for her service as a director.

Name	Fees Earned or Paid in Cash	Option Awards	Other Compensation	Total
Larry R. Hendricks	$33,600	$13,200	$—	$46,800
Lisa B. Higley	30,000	13,200	—	43,200
Eric L. Robinson	40,800	13,200	—	54,000
Bruce Whaley	33,600	13,200	—	46,800

Historically, the Company's non-employee directors have received an annual grant of stock options to purchase 10,000 shares of the Company's common stock, of which one-third of the shares vest on the first anniversary of the grant date, and the remaining vest in equal monthly increments over the subsequent 24-month period. During 2021, each non-executive director named above received a grant of stock options to purchase 10,000 shares with 6-year expiry period.  The amounts in the “Option Awards” column reflect the aggregate grant date fair value of awards of stock options granted pursuant to our long-term incentive plans during the periods reported above, computed in accordance with FASB ASC Topic 718, Compensation - Stock Compensation. All directors are reimbursed by the Company for their out-of-pocket travel and related expenses, if any, incurred in attending all Board of Directors and committee meetings. However, during 2021 no expenses were reimbursed to any director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding ownership of our common stock as of April 15, 2022, except as otherwise stated, by (i) each director and nominee for director, (ii) the named executive officers, (iii) all of our named executive officers and directors as a group, and (iv) each person known to us to be the beneficial owner of more than 5% of our outstanding common stock.

	Shares Beneficially Owned
	Currently Owned	Currently Owned Percent (2)	Shares that could be acquired within 60 days	Total (2)	Percent (2)
Name of Beneficial Owner (1)	(A)	(B)	(C)	(D)	(E)
Directors and Executive Officers:
Zeynep Hakimoglu	875,341	3.91%	218,626	1,093,967	4.42%
Larry R. Hendricks	4,048	0.02%	50,000	54,048	0.22%
Lisa B. Higley (3)	14,501	0.06%	—	14,501	0.06%
Eric L. Robinson	65	—%	28,333	28,398	0.11%
Bruce Whaley	12,000	0.05%	—	12,000	0.05%
Narsi Narayanan	—	—%	116,666	116,666	0.47%
Total (Directors and Officers)	905,955	4.04%	413,625	1,319,580	5.33%
5% Shareholders:
Edward D. Bagley	10,186,917	45.46%	1,637,799	11,824,716	47.77%
E. Bryan Bagley	1,236,630	5.52%	291,652	1,528,282	6.17%

42

(1)

Except as otherwise indicated, each person named in the table has sole voting and investment power, subject to applicable community property law. Except as otherwise indicated, each person may be reached at our corporate offices c/o ClearOne, Inc., 5225 Wiley Post Way, Suite 500, Salt Lake City, Utah 84116.

(2)

The percentages shown in Column (B) are calculated based on 22,410,126 shares of common stock outstanding on April 15, 2022. The numbers shown in Column (D) and percentages shown in Column (E) include the shares of common stock actually owned as of April 15, 2022 and the shares of common stock that the identified person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares of common stock that each identified person or group had the right to acquire within 60 days of April 15, 2022 upon the exercise of the stock options, secured convertible notes and warrants shown in Column (C) are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by the persons or groups listed above.

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

(4)

Mr. Edward D. Bagley may be deemed to own an additional 2,252,636 shares of common stock that are deemed to be owned by his wife, Carolyn Bagley, as a result of her acting as one of four co-trustees of a trust. Mr. Bagley may be deemed to own an additional 355,257 shares of common stock that Carolyn Bagley owns individually. Mr. Bagley, however, disclaims beneficial ownership of these shares that may be indirectly beneficially owned by Mr. Bagley and they are excluded from the amounts reported in the table above. Mr. Edward D. Bagley has sole voting and dispositive power over 11,824716 shares (including the shares that may be acquired pursuant to exercise of options to purchase 28,333  shares of common stock, secured convertible notes to purchase 924,171 shares of common stock and warrants to purchase 685,295 shares of common stock) and shared voting and dispositive power over the 355,257 shares held by Mr. Edward D. Bagley’s spouse. This information is based upon Schedule 13D/A and Form 4 as filed by Mr. Bagley with the SEC in September 2020 and December 2020, respectively. E. Bryan Bagley, who resigned as Director effective November 6, 2012, is the son of Edward D. Bagley, and each of them has previously disclaimed beneficial ownership of common stock beneficially owned by the other. Lisa Higley, who was appointed a Director effective July 20, 2020, is the daughter of Edward D. Bagley, and each of them has previously disclaimed beneficial ownership of common stock beneficially owned by the other. The share amounts indicated for Mr. Edward D. Bagley do not include any shares held by E. Bryan Bagley or Lisa Higley.

(5)	Mr. E. Bryan Bagley has sole voting and dispositive power over 1,528,282 shares (including the shares that may be acquired pursuant to exercise of secured convertible notes to purchase 184,834 shares of common stock and warrants to purchase 106,818 shares of common stock) This information is based upon Schedule 13D/A as filed by E. Bryan Bagley with the SEC in September 2020. E. Bryan Bagley, who resigned as Director effective November 6, 2012, is the son of Edward D. Bagley, and each of them has previously disclaimed beneficial ownership of common stock beneficially owned by the other. The share amounts indicated for Mr. E. Bryan Bagley do not include any shares held by Edward D. Bagley. The share amounts indicated for Mr. E. Bryan Bagley do not include 2,252,636 shares held by a trust in which he is a co-trustee.
43

 Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2021, relating to equity compensation plans of the Company (including individual compensation arrangements) pursuant to which equity securities of the Company are authorized for issuance.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options and rights	(b) Weighted‑Average Exercise Price of Outstanding Options and Rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity Compensation Plans Approved by Stockholders	831,071	$6.47	633,783
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	831,071	$6.47	633,783

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

Related Party Transactions: Consulting Agreement with Edward D. Bagley

On June 3, 2015, the Company entered into a Consulting Agreement with Edward D. Bagley, former Chairman of the Board and greater than 10% shareholder (“Consulting Agreement”) which became effective on July 29, 2015 for an initial term of three years which was renewed in 2018 for an additional term of three years and renewed again in 2021 for an additional term of 3 years through 2024. Pursuant to the terms of the Consulting Agreement Mr. Bagley is paid a fee of $5,000 per month and is eligible to participate in our equity incentive programs and will be granted stock options commensurate with grants of stock options made to our directors. During 2021, he was paid $60,000 as consulting fees and was awarded a grant of stock option to purchase 10,000 shares.

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

44

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

amounts:

	2021	2020
Audit fees(1)	$260,145	$210,500
Audit-related fees(2)	7,653	26,523
Tax fees(3)	35,000	52,900
All other fees	—	—
Total	$302,798	$289,923

(1)	Represents fees billed for professional services rendered for the audit and reviews of our financial statements filed with the SEC on Forms 10-K and 10-Q.

(2)	Represents fees billed for consents provided with respect to registration statements and related amendments.

(3)	Represents fees billed for tax filing, preparation, and tax advisory services.

Pre-Approval Policies and Procedures

The Audit and Compliance Committee ensures that we engage our independent registered public accounting firm to provide only audit and non-audit services that are compatible with maintaining the independence of our public accountants. The Audit and Compliance Committee approves or pre-approves all services provided by our public accountants. Permitted services include audit and audit-related services, tax services and other non-audit related services. Certain services are identified as restricted. Restricted services are those services that may not be provided by our external public accountants, whether identified in statute or determined to be incompatible with the role of an independent auditor. All fees identified in the preceding table were approved by the Audit and Compliance Committee. During 2021, the Audit and Compliance Committee reviewed all non-audit services provided by our independent registered public accounting firm and concluded that the provision of such non-audit services was compatible with maintaining the independence of the external public accountants.

45

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

ITEM 16. FORM 10-K SUMMARY

Not applicable.

46

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	Exhibit Incorporated Herein by Reference	Filing Date
3.1	Certificate of Incorporation of ClearOne, Inc.	8-K	3.1	10/29/18
3.2	Bylaws	8-K	3.2	10/29/18
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	4.1	03/30/20
10.1#	1997 Employee Stock Purchase Plan	S-8	4.9	10/06/06
10.2#	1998 Stock Option Plan	S-8	4.8	10/06/06
10.3#	2007 Equity Incentive Plan	S-8	4.7	01/22/08
10.4#	ClearOne, Inc. Equity Incentive Plan	S-8	4.8	01/26/16
10.5#	Amendment No. 1 to the ClearOne, Inc. Equity Incentive Plan	S-8	4.11	06/30/15
10.6#	ClearOne, Inc. Employee Stock Purchase Plan	S-8	4.3	06/30/15
10.7	Note Purchase Agreement by and among ClearOne, Inc., the guarantors a party thereto and Edward D. Bagley dated as of December 8, 2019	8-K	10.1	12/09/19
10.8	Form of Guaranty and Collateral Agreement	8-K	10.2	12/09/19
10.9	Form of Secured Convertible Note	8-K	10.3	12/09/19
10.10	Form of Securities Purchase Agreement	8-K	10.1	09/14/20
10.11	Form of Securities Purchase Agreement	8-K	10.1	09/13/21
10.12	Form of Registration Rights Agreement	8-K	10.2	09/13/21
10.13	Securities Purchase Agreement.	8-K	10.1	0104/22
10.14	Registration Rights Agreement.	8-K	10.2	01/04/22
14.1	Code of Ethics, approved by the Board of Directors on August 23, 2006	10-K	14.1	09/14/06
21.1†	Subsidiaries of the registrant
23.1†	Consent of Tanner LLC, Independent Registered Public Accounting Firm
31.1†	Section 302 Certification of Chief Executive Officer
31.2†	Section 302 Certification of Chief Financial Officer
32.1†	Section 906 Certification of Chief Executive Officer
32.2†	Section 906 Certification of Chief Financial Officer
101.INS‡	XBRL Instance Document
101.SCH‡	XBRL Taxonomy Extension Schema
101.CAL‡	XBRL Taxonomy Extension Calculation Linkbase
101.DEF‡	XBRL Taxonomy Extension Definitions Linkbase
101.LAB‡	XBRL Taxonomy Extension Label Linkbase
101.PRE‡	XBRL Taxonomy Extension Presentation Linkbase
104	The cover page from this Annual Report on Form 10-K formatted in Inline XBRL

* Constitutes a management contract or compensatory plan or arrangement.

† Filed herewith

‡ Information furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the 1934 Act

#Management contract or compensatory plan or arrangement

47

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARONE, INC.

Registrant

/s/ Zeynep Hakimoglu
Zeynep Hakimoglu
President and Chief Executive Officer
April 15, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Zeynep Hakimoglu	/s/ Narsi Narayanan
Zeynep Hakimoglu	Narsi Narayanan
President and Chief Executive Officer	Senior Vice President of Finance
(Principal Executive Officer)	(Principal Accounting and Principal Financial Officer)
April 15, 2022	April 15, 2022

/s/ Eric L. Robinson	/s/ Larry R. Hendricks
Eric L. Robinson	Larry R. Hendricks
Director and Chairman of the Board	Director
April 15, 2022	April 15, 2022

/s/ Bruce Whaley	/s/ Lisa B. Higley
Bruce Whaley	Lisa B. Higley
Director	Director
April 15, 2022	April 15, 2022

48

CLEARONE, INC.

49

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of ClearOne, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of ClearOne, Inc. and subsidiaries (collectively, the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the consolidated financial statements).  In our opinion, the consolidated financial statements present fairly, in all material aspects, the financial position of ClearOne as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Assessment of lower of cost or net realizable value of inventories

As described in Notes 1 and 4 to the consolidated financial statements, inventories totaling $13.6 million as of December 31, 2021 are stated at the lower of cost or market.  The Company performs analyses to identify and estimate the net realizable value of excess or slow-moving inventories based on forecasted future product demand.

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

/s/ TANNER LLC

Salt Lake City, Utah
April 15, 2022

| F-2 |

CLEARONE, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,071	$3,803
Marketable securities	1,790	1,117
Receivables, net of allowance for doubtful accounts of $326 and $506, respectively	4,991	5,194
Inventories, net	10,033	10,463
Income tax receivable	7,535	7,169
Prepaid expenses and other assets	4,021	1,536
Total current assets	29,441	29,282
Long-term marketable securities	1,220	1,762
Long-term inventories, net	3,567	4,590
Property and equipment, net	744	906
Operating lease – right of use assets, net	1,537	1,936
Intangibles, net	25,086	19,248
Other assets	4,597	4,599
Total assets	$66,192	$62,323
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,388	$3,950
Accrued liabilities	2,549	2,352
Deferred product revenue	54	123
Short-term debt	3,481	672
Total current liabilities	11,472	7,097
Long-term debt	1,535	3,245
Operating lease liability, net of current	1,026	1,489
Other long-term liabilities	655	678
Total liabilities	14,688	12,509
Shareholders’ equity:
Common stock, par value $0.001, 50,000,000 shares authorized, 22,410,126 and 18,775,773 shares issued and outstanding, respectively	22	19
Additional paid-in capital	72,795	63,359
Accumulated other comprehensive loss	(241)	(186)
Accumulated deficit	(21,072)	(13,378)
Total shareholders’ equity	51,504	49,814
Total liabilities and shareholders’ equity	$66,192	$62,323

See accompanying notes

| F-3 |

CLEARONE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share amounts)

	Year ended December 31,
	2021	2020
Revenue	$28,967	$29,069
Cost of goods sold	17,051	16,510
Gross profit	11,916	12,559

Operating expenses:
Sales and marketing	6,736	6,728
Research and product development	5,794	5,512
General and administrative	6,881	5,886
Total operating expenses	19,411	18,126

Operating loss	(7,495)	(5,567)
Interest expense	(514)	(436)
Other income, net	32	79
Loss before income taxes	(7,977)	(5,924)
Provision for (benefit from) income taxes	(283)	(6,429)
Net income (loss)	$(7,694)	$505

Basic income (loss) per common share	$(0.39)	$0.03
Diluted income (loss) per common share	$(0.39)	$0.03

Basic weighted average shares outstanding	19,859,817	17,271,629
Diluted weighted average shares outstanding	19,859,817	17,325,351

Comprehensive income (loss):
Net income (loss)	$(7,694)	$505
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	(28)	8
Change in foreign currency translation adjustment	(27)	(18)
Comprehensive income (loss)	$(7,749)	$495

See accompanying notes

| F-4 |

CLEARONE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands)

	Year ended December 31, 2021	Year ended December 31, 2020
Common stock and paid-in capital
Balance, beginning of period	$63,378	$58,537
Issuance of common stock	9,288	4,764
Issuance of warrants and senior convertible notes	—	—
Share-based compensation expense	136	63
Proceeds from employee stock purchase plan	15	14
Balance, end of period	$72,817	$63,378

Accumulated other comprehensive loss
Balance, beginning of period	$(186)	$(176)
Unrealized gain (loss) on available-for-sale securities, net of tax	(28)	8
Foreign currency translation adjustment	(27)	(18)
Balance, end of period	$(241)	$(186)

Accumulated deficit
Balance, beginning of period	$(13,378)	$(13,883)
Net income (loss)	(7,694)	505
Balance, end of period	$(21,072)	$(13,378)

Total shareholders' equity	$51,504	$49,814

See accompanying notes

| F-5 |

CLEARONE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(7,694)	$505
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	2,867	2,313
Amortization of right of use of assets	611	563
Share-based compensation expense	136	63
Provision for doubtful accounts, net	—	82
Change of inventory to net realizable value	850	1,517
Changes in operating assets and liabilities:
Receivables	203	192
Inventories	603	1,155
Prepaid expenses and other assets	(2,485)	(417)
Accounts payable	1,438	1,079
Accrued liabilities	166	(865)
Income taxes receivable	(366)	(7,087)
Deferred product revenue	(69)	(50)
Operating lease liabilities	(631)	(570)
Other long-term liabilities	(23)	538
Net cash used in operating activities	(4,394)	(982)

Cash flows from investing activities:
Capitalized patent defense costs	(7,836)	(6,728)
Purchase of property and equipment	(221)	(284)
Purchase of intangibles	(290)	(205)
Proceeds from maturities and sales of marketable securities	4,004	4,605
Purchase of marketable securities	(4,164)	(2,932)
Net cash used in investing activities	(8,507)	(5,544)

Cash flows from financing activities:
Gross proceeds from issuance of common stock and warrants	10,000	5,275
Costs of issuance of common stock and warrants	(712)	(511)
Proceeds from issuance of short-term notes	2,000	—
Proceeds from Paycheck Protection Program loan	—	1,499
Principal payments of long-term debt	(1,098)	—
Proceeds from equity-based compensation programs	15	14
Net cash provided by financing activities	10,205	6,277

Effect of exchange rate changes on cash and cash equivalents	(36)	(12)
Net increase (decrease) in cash and cash equivalents	(2,732)	(261)
Cash and cash equivalents at the beginning of the year	3,803	4,064
Cash and cash equivalents at the end of the year	$1,071	$3,803

| F-6 |

CLEARONE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$107	$79
Cash paid for interest	296	244

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

Basis of Presentation:

Fiscal Year – This report on Form 10-K includes consolidated balance sheets for the years ended December 31, 2021 and 2020 and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity, and cash flows for each of the years 2021 and 2020.

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

Concentration Risk – We depend on an outsourced manufacturing strategy for our products. We outsource the manufacture of all of our products to third party manufacturers located in Asia. If any of these manufacturers experience difficulties in obtaining sufficient supplies of components, component prices significantly exceeding the anticipated costs, an interruption in their operations, or otherwise suffer capacity constraints, we would experience a delay in production and shipping of these products, which would have a negative impact on our revenues. Should there be any disruption in services due to natural disaster, economic or political difficulties, transportation restrictions, acts of terror, quarantine or other restrictions associated with infectious diseases, or other similar events, or any other reason, such disruption may have a material adverse effect on our business. Operating in the international environment exposes us to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, and potentially adverse tax consequences, which could materially affect our results of operations. Currently, we have no second source of manufacturing for most of our products.

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

A decline in the market value of any available-for-sale security below cost that is deemed other than temporary results in a charge to earnings and establishes a new cost basis for the security. Losses are charged against “Other income” when a decline in fair value is determined to be other than temporary. We review several factors to determine whether a loss is other than temporary. These factors include, but are not limited to: (i) the extent to which the fair value is less than cost and the cause for the fair value decline, (ii) the financial condition and near term prospects of the issuer, (iii) the length of time a security is in an unrealized loss position and (iv) our ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. There were no other-than-temporary impairments recognized during the years ended December 31, 2021 and 2020.

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

The Company’s allowance for doubtful accounts activity for the years ended December 31, 2021 and 2020 is as follows:

	Year Ended December 31,
	2021	2020
Balance at beginning of the year	$506	$424
Allowance increase (decrease)	(180)	120
Write offs, net of recoveries	—	(38)
Balance at end of the year	$326	$506

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

The inventory also includes advance replacement units (valued at cost) provided by the Company to end-users to service defective products under warranty. The value of advance replacement units included in the inventory was $130 and $35, as of December 31, 2021 and 2020, respectively.

The inventory consists of current inventory of $10,033 and long-term inventory of $3,567. Long term inventory represents inventory held in excess of our current (next 12 months) requirements based on our recent sales and forecasted level of sales.

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

Change in accounting policy related to leases: We determine if an arrangement is a lease at inception. Operating leases are included in operating lease - right of use (“ROU”) assets, accrued liabilities, and operating lease liability in our consolidated balance sheets. As of adoption of ASC 842 and as of December 31, 2021 and December 31, 2020, the Company was not party to finance lease arrangements. ROU assets represent our right to use an underlying asset for the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and operating lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. Under the available practical expedient, we account for the lease and non-lease components as a single lease component.

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

The Company recognizes revenue when it satisfies a performance obligation. The Company recognizes revenue from sales agreements upon transferring control of a product to the customer. This typically occurs when products are shipped or delivered, depending on the delivery terms, or when products that are consigned at customer locations are sold to dealers or end users. Revenue recognized during the twelve months ended December 31, 2021 for equipment sales was $28,792, and for software, licenses, etc. was $175. Sales returns and allowances are estimated based on historical experience. Provisions for discounts and rebates to customers, estimated returns and allowances, ship and credit claims and other adjustments are provided for in the same period the related revenues are recognized, and are netted against revenues. For returns, the Company recognizes a related asset for the right to recover returned products with a corresponding reduction to cost of goods sold. The Company reviews warranty and related claims activity and records provisions, as necessary.

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

The details of deferred revenue and associated cost of goods sold and gross profit are as follows:

	As of December 31,
	2021	2020
Deferred revenue	$54	$123
Deferred cost of goods sold	—	—
Deferred gross profit	$54	$123

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

The following table disaggregates the Company’s revenue into primary product groups:

	Year Ended December 31
	2021	2020
Audio Conferencing	$11,568	$10,926
Microphones	10,963	9,149
Video products	6,436	8,994
	$28,967	$29,069

The following table disaggregates the Company’s revenue into major regions:

	Year Ended December 31,
	2021	2020
North and South America	$14,042	$18,320
Asia (including Middle East) and Australia	8,197	5,998
Europe and Africa	6,728	4,751
	$28,967	$29,069

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

The details of changes in the Company’s warranty accrual are as follows:

	Year Ended December 31,
	2021	2020
Balance at the beginning of year	$194	$194
Accruals/additions	—	119
Usage/claims	—	(119)
Balance at end of year	$194	$194

| F-12 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

Advertising – The Company expenses advertising costs as incurred. Advertising costs consist of trade shows, magazine advertisements, and other forms of media. Advertising expenses for the years ended December 31, 2021 and 2020 totaled $508 and $440, respectively, and are included in sales and marketing on the consolidated statements of operations and comprehensive income (loss).

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

As of December 31, 2021 the Company had no net deferred tax assets due to valuation allowances recorded to account for the consecutive quarters with losses before taxes.

Recent changes: There were no changes that had a material impact on the Company's consolidated financial position, results of operations or cash flows.

Earnings Per Share – The following table sets forth the computation of basic and diluted loss per common share:

	Year Ended December 31,
	2021	2020
Numerator:
Net income (loss)	$(7,694)	$505
Denominator:
Basic weighted average shares	19,859,817	17,271,629
Dilutive common stock equivalents using treasury stock method	—	53,722
Diluted weighted average shares	19,859,817	17,325,351

Basic income (loss) per common share:	$(0.39)	$0.03
Diluted income (loss) per common share:	$(0.39)	$0.03

Weighted average options, warrants and convertible portion of senior convertible notes outstanding	4,654,601	2,611,574
Anti-dilutive options, warrants and convertible portion of senior convertible notes not included in the computation	4,654,601	3,323,272

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

Liquidity:

As of December 31, 2021, cash and cash equivalents were approximately $1,071 compared to $3,803 as of December 31, 2020. Our working capital was $17,969 as of December 31, 2021 compared to $22,185 as of December 31, 2020. Net cash used in operating activities was $4,394 for the twelve months ended December 31, 2021, a decrease of cash used of $3,412 from $982 of cash used in operating activities in the twelve months ended December 31, 2020.

The Company is currently pursuing all available legal remedies to defend its strategic patents from infringement. The Company has already spent approximately $28,156 from 2016 through 2021 towards this litigation and may be required to spend more to continue its legal defense.

The Company has been actively engaged in preserving cash by suspending its dividend program, allowing the share repurchase program to expire in 2018 and implementing company-wide cost reduction measures. The Company has also raised additional capital in 2019 by issuing senior convertible notes, in 2020 by borrowing through the CARES Act Paycheck Protection Program and issuing common stock and warrants, and in 2021 by issuing common stock and warrants and short-term notes. In addition, the Company has been generating additional cash as the Company's inventory levels are brought down to historical levels.

The Company also believes that the measures taken by it will continue to yield higher revenues in the future. The Company believes, although there can be no assurance,  that all of these measures and effective management of working capital will provide the liquidity needed to meet the operating needs through at least April 15, 2023. The Company also believes that its strong portfolio of intellectual property and its solid brand equity in the market will enable it to raise additional capital if and when needed to meet our short and long-term financing needs; however, there can be no assurance that, if needed, the Company will be successful in obtaining the necessary funds through equity or debt financing. If the Company needs additional capital and is unable to secure financing, it may be required to further reduce expenses, delay product development and enhancement, or revise its strategy regarding ongoing litigation.

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

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at December 31, 2021 and 2020 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
December 31, 2021
Available-for-sale securities:
Corporate bonds and notes	$1,434	$8	$(2)	$1,440
Municipal bonds	1,573	—	(3)	1,570
Total available-for-sale securities	$3,007	8	(5)	3,010

December 31, 2020
Available-for-sale securities:
Corporate bonds and notes	$1,312	$26	$—	$1,338
Municipal bonds	1,536	5	—	1,541
Total available-for-sale securities	$2,848	$31	$—	$2,879

Maturities of marketable securities classified as available-for-sale securities were as follows at December 31, 2021:

	Amortized	Estimated
	cost	fair value

Due within one year	$1,785	$1,791
Due after one year through five years	1,222	1,219
Total available-for-sale securities	$3,007	$3,010

There were no debt securities in an unrealized loss position as of December 31, 2021.
| F-15 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

3. Intangible Assets

Intangible assets as of December 31, 2021 and 2020 consisted of the following:

	Estimated useful lives			As of December 31,
	(in years)			2021	2020
Tradename	5	to	7	$555	$555
Patents and technological know-how		10		33,553	25,427
Proprietary software	3	to	15	2,981	2,981
Other	3	to	5	323	323
Total intangible assets, gross				37,412	29,286
Accumulated amortization				(12,326)	(10,038)
Total intangible assets, net				$25,086	$19,248

Patents and technological know-how include capitalized legal expenses, net of amortization of $22,637 related to our defense of patents from infringement by our competitors. Legal expenses have been capitalized upon satisfaction of two conditions: (a) a determination being made that a successful defense of this litigation is probable, and (b) that the monetary benefits arising out of such successful defense will be in excess of the costs for the defense. Please refer to Note 8 - Commitments and Contingencies for additional information.

During the years ended December 31, 2021 and 2020, amortization of these intangible assets were $2,288 and $1,694 respectively.

The estimated future amortization expense of intangible assets is as follows:

Years ending December 31,
2022	$2,683
2023	2,677
2024	2,413
2025	2,351
2026	2,351
Thereafter	12,611
Total	$25,086

| F-16 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

4. Inventories

Inventories, net of reserves, consisted of the following:

	As of December 31,
	2021	2020
Current:
Raw materials	$4,085	$1,182
Finished goods	5,948	9,281
Total	$10,033	$10,463
Long-term:
Raw materials	$1,980	$1,977
Finished goods	1,587	2,613
Total	$3,567	$4,590

Long-term inventory represents inventory held in excess of our current (next 12 months) requirements based on our recent sales and forecasted level of sales. We have developed programs to reduce the inventory to normal operating levels in the near future. We expect to sell the above inventory, net of reserves, at or above the stated cost and believe that no loss will be incurred on its sale.

The losses incurred on valuation of inventory at the lower of cost or market value and write-off of obsolete inventory amounted to $850 and $1,517 during the years ended December 31, 2021 and 2020, respectively.

5. Property and Equipment

Major classifications of property and equipment and estimated useful lives were as follows:

	Estimated useful lives			As of December 31,
	in years			2021	2020
Office furniture and equipment	3	to	10	$5,410	$5,219
Leasehold improvements	2	to	7	1,610	1,610
Vehicles	5	to	10	206	206
Manufacturing and test equipment	2	to	10	2,846	2,833
				10,072	9,868
Accumulated depreciation and amortization				(9,328)	(8,962)
Property and equipment, net				$744	$906

Depreciation expense on property and equipment for the years ended December 31, 2021 and 2020 was $378 and $422, respectively.

| F-17 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

6. Leases

Rent expense is recognized on a straight-line basis over the period of the lease taking into account future rent escalation and holiday periods.

Rent expense for the years ended December 31, 2021 and 2020 was as follows:

	Year ended
	December 31,
	2021	2020
Rent expense	$719	$719

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

We occupy a 3,068 square-foot facility in Zaragoza, Spain under the terms of an operating lease that expired in March 2022.  This office supported our research and development and customer support activities.

We occupy a 6,175 square-foot facility in Chennai, India under the terms of an operating lease expiring in August 2023. This facility supports our administrative, marketing, customer support, and research and product development activities.

We occupy a 40,000 square-foot warehouse in Salt Lake City, Utah under the terms of an operating lease expiring in April 2025, which serves as our primary inventory fulfillment center.

Supplemental cash flow information related to leases was as follows:

	Year ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$685	$718
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$212	$97

| F-18 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

Supplemental balance sheet information related to leases was as follows:

	December 31, 2021	December 31, 2020
Operating lease right-of-use assets	$1,537	$1,936

Current portion of operating lease liabilities, included in accrued liabilities	$623	$579
Operating lease liabilities, net of current portion	1,026	1,489
Total operating lease liabilities	$1,649	$2,068

Weighted average remaining lease term for operating leases (in years)	2.64	3.54
Weighted average discount rate for operating leases	5.87%	6.1%

The following represents maturities of operating lease liabilities as of December 31, 2021:

Years ending December 31,
2022	$703
2023	671
2024	343
2025	69
2026	-
Total lease payments	1,786
Less: Imputed interest	(137)
Total	$1,649

7. Accrued Liabilities

Accrued liabilities consist of the following:

	As of December 31,
	2021	2020
Accrued salaries and other compensation	$733	$773
Sales and marketing programs and customer credit balances	869	575
Product warranty	194	194
Current portion of operating lease liabilities	623	579
Accrued legal fees and costs	—	78
Other accrued liabilities	130	153
Total	$2,549	$2,352

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

Outsource Manufacturers. We have manufacturing agreements with electronics manufacturing service (“EMS”) providers related to the outsourced manufacturing of our products. Certain manufacturing agreements establish annual volume commitments. We are also obligated to repurchase Company-forecasted but unused materials. The Company has non-cancellable, non-returnable, and long-lead time commitments with its EMS providers and certain suppliers for inventory components that will be used in production. The Company’s purchase commitments under such agreements is approximately $7,670 as of December 31, 2021.

Uncertain Tax Positions. As further discussed in Note 13 - Income Taxes, we had $895 of uncertain tax positions as of December 31, 2021. Due to the inherent uncertainty of the underlying tax positions, it is not possible to forecast the payment of this liability to any particular year.

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

ClearOne, Inc. v. Shure Acquisition Holdings, Inc., IPR2019-00683 (PTAB)

On February 15, 2019, the Company filed a petition for inter partes review of Shure’s U.S. Patent No. 9,565,493 (“’493 Patent”), arguing that all claims of the ’493 Patent should be cancelled in light of several prior art references, including the ’806 Patent.  The matter is ClearOne, Inc. v. Shure Acquisition Holdings, Inc., IPR2019-00683.  Shure opposed the petition, but the PTAB instituted inter partes review on August 16, 2019.  Shortly over a year later, on August 14, 2020, the PTAB issued its final written decision, holding that all but two of the original claims in the ’493 Patent, claims 6 and 34, are unpatentable in light of the ’806 and other prior art, and granting Shure’s request to amend 11 claims.  On August 24, the Company filed a request for rehearing with the PTAB, arguing that the 11 amended claims are not patentable based upon the Company’s allegation that Shure withheld from the PTAB two allegedly material references that render those claims unpatentable. Also on August 24, the Company filed a request for sanctions with the PTAB, arguing that Shure’s failure to disclose two material references to the PTAB violated Shure’s duty of candor.  PTAB denied both the request for hearing and request for sanctions. The Company has appealed the PTAB’s final written decision to the U.S Court of Appeal for the Federal Circuit. The parties completed briefing on this appeal in November 2021, and the hearing was held on April 7, 2022. The Federal Circuit has not yet issued any judgment.

ClearOne, Inc. v. Shure, Incorporated, 19-cv-02421 (N.D. of Illinois)

On April 10, 2019, the Company filed a lawsuit against Shure in the United States District Court for the Northern District of Illinois alleging that Shure’s MXA910 and MXA310 infringes the ’553 Patent and that Shure has misappropriated ClearOne’s trade secrets.  The matter is ClearOne, Inc. v. Shure, Inc., 19-cv-02421 (the “2019 N.D. Illinois Matter”), and has been coordinated with the initial matter filed in 2017 for trial purposes. On December 16, 2019, the Court granted the Company’s motion for leave to amend its complaint to add claims against Shure for intentional interference with prospective economic advantage and trade libel.  On January 13, 2020, Shure moved to dismiss the Company’s new claims. On July 21, 2020, ClearOne informed the Court that it would proceed with its advertising-related claims in Delaware rather than Illinois. ClearOne thus filed a Second Amended Complaint removing the prospective economic advantage and trade libel claims. In July 2021, the parties completed briefing on Shure’s early motion to obtain summary judgment and dismissal of ClearOne’s trade secret misappropriation claims. Shure's motion is still pending. The parties’ claim construction briefing is also still pending.

| F-21 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

Shure, Incorporated v. ClearOne, Inc., 19-cv-1343 (D. of Delaware)

On July 18, 2019, Shure, Inc. filed a lawsuit against the Company in the U.S. Court for the District of Delaware alleging that ClearOne’s BMA CT product, launched in February of 2019, infringes Shure’s ’493 Patent and that ClearOne engaged in unfair competition, tortious interference, deceptive trade practices, and false advertising. The matter is Shure, Incorporated v. ClearOne, Inc., 19-cv-1343 (D. of Delaware).  Shure is seeking monetary damages and injunctive relief. ClearOne successfully moved to stay Shure’s infringement claim relating to the ’493 Patent because the PTAB instituted inter partes review of the ’493 Patent. On November 19, 2019, the Court granted Shure’s request for leave to amend its complaint to add a claim of infringement of Shure’s recently issued U.S. Patent No. D865723 (the “Design Patent”) and additional claims of trade libel.  In July 2020, the Company filed counterclaims accusing Shure of business torts based on false advertising. Both parties’ claims are still pending. The Company believes that Shure’s lawsuit is without merit and intends to vigorously defend itself.

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

On November 1, 2021, a jury trial commenced in the U.S. District Court for the District of Delaware on Shure’s claim of infringement and ClearOne's counterclaim of invalidity on the sole claim of U.S. Patent No. D865,723 (the “’723 patent”). On the third day of trial, November 3, 2021, a jury returned a verdict in favor of ClearOne on all issues. The jury found that ClearOne had not infringed the ’723 patent and that the ’723 patent was invalid.

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

Shure’s claim of infringement of U.S Patent No. 9,565,493 is stayed pending ClearOne’s appeal to the U.S. Court of Appeals for the Federal Circuit of the U.S. Patent and Trademark Office’s decision regarding the patentability of several amended claims of that patent in an inter partes review proceeding. That appeal is fully briefed, with the hearing held on April 7, 2022.

Shure, Incorporated v. ClearOne. Inc., PGR2020-00079 (PTAB)

Also on July 28, 2020, Shure challenges the patentability of the Company’s U.S. Patent No. 10,728,653 in a post-grant review proceeding before the PTAB. The matter is Shure, Incorporated v. ClearOne. Inc., PGR2020-00079 (PTAB). The Company filed a preliminary response on November 17, 2020, and the PTAB instituted trial by an institution decision dated February 16, 2021. The institution decision found that five of the seven challenges in the petition were not reasonably likely to prevail, but instituted trial under its all-or-nothing institution policy.  On February 14, 2022, the PTAB issued a final written decision, finding that Shure had not proved that any claims of the ’653 patent were unpatentable. On February 24, 2022, Shure filed a notice of appeal, indicating that it would appeal the final written decision to the Federal Circuit.

The Company intends to continue to vigorously enforce and defend its intellectual property rights in these proceedings.

The Company capitalized $7,836 and $6,728 of litigation expenses related to this matter during the twelve months ended December 31, 2021 and 2020, respectively.

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

The original issue discount and issuance costs are netted against the liability. The following table represents the carrying value of Notes and Warrants:

	December 31, 2021	December 31, 2020
Liability component:
Principal	$2,640	$3,000
Less: debt discount and issuance costs, net of amortization	(385)	(581)
Net carrying amount	$2,255	$2,419
Equity component(1):
Warrants	$318	$318
Conversion feature	122	122
Net carrying amount	$440	$440

Current portion of liability component included under short-term debt	$720	$360
Long-term portion of liability component included under long-term debt	1,920	2,059
Liability component total	$2,640	$2,419

(1) Recorded on the consolidated balance sheets as additional paid-in capital.

Debt discount and issuance costs are amortized over the life of the note to interest expense using the effective interest method. During the twelve months December 31, 2021amortization of debt discount and issuance costs were $196 and $197 respectively. The following table represents schedule of maturities of principal amount contained in the Notes as of December 31, 2021:

Year ending December 31,	Principal Amount Maturing
2022	$720
2023	1,920
Net carrying amount	$2,640

Short-term Bridge Loan

On July 2, 2021, the Company obtained a bridge loan in the principal amount of $2,000 from Edward D. Bagley (the “Bridge Loan”), an affiliate of the Company. The Bridge Loan is evidenced by a promissory note dated July 2, 2021 (the “Note”) issued by the Company to Mr. Bagley.  The Note bears interests at a rate of 8.0% per annum, matures on the earlier to occur of (i) October 1, 2021 or (ii) within two business days of the Company’s receipt of its expected U.S. federal income tax refund, and contains other customary covenants and events of default. On September 11, 2021, the Company amended and restated the terms of the Bridge Loan to extend the latest maturity date from October 1, 2021 to January 3, 2022. All other terms and conditions of the Bridge Loan remained the same. This Bridge Loan of $2,000 is included under short-term debt. As further discussed in Note 16 - Subsequent Events, this Bridge Loan was cancelled on January 4, 2022.

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

The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The PPP Loan contains events of default and other provisions customary for a loan of this type. The Paycheck Protection Program provides that the Loans may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. The Company used the entire PPP Loan amount for qualifying expenses and intends to apply for forgiveness of the PPP Loan in accordance with the terms of the CARES Act.

	December 31, 2021	December 31, 2020
Current portion of the PPP Loan included under short-term debt	$761	$312
Long-term portion of the PPP Loan included under long-term debt	—	1,187
Total	$761	$1,499

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

All vesting schedules for options granted are based on 3 or 4-year vesting schedules, with either one-third or one-fourth vesting on the first anniversary and the remaining options vesting ratably over the remainder of the vesting term. Generally, directors and officers have 3-year vesting schedules and all other employees have 4-year vesting schedules. Additionally, in the event of a change in control or the occurrence of a corporate transaction, the Company’s Board of Directors has the authority to elect that all unvested options shall vest and become exercisable immediately prior to the event or closing of the transaction. As of December 31, 2021, the Company had 471,071 options with contractual lives of ten years and 360,000 options with contractual lives of 6 years.

As of December 31, 2021, there were 831,071 options outstanding under the 2007 Plan. As of December 31, 2021, the 2007 Plan had 633,783 authorized unissued options.

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

| F-25 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

The Company granted 50,000 options during the year ended December 31, 2021. In applying the Black-Scholes methodology to the options granted during the year ended December 31, 2021, the Company used the following assumptions:

Risk free interest rate, average	0.84%
Expected option life, average	5 years
Expected price volatility, average	69.74%
Expected dividend yield	0%

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

The following table shows the stock option activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
As of December 31, 2019	544,647	$9.01	4.93	$—
Granted	337,500	2.50
Expired and canceled	(38,701)	4.81
Forfeited prior to vesting	—	—
Exercised	—	—
As of December 31, 2020	843,446	$6.60	4.91	$—
Granted	50,000	2.30
Expired and canceled	(34,875)	6.70
Forfeited prior to vesting	(27,500)	2.50
Exercised	—	—
As of December 31, 2021	831,071	$6.47	4.10	$—
Vested and Expected to Vest at December 31, 2020	843,446	$6.60	4.91	$—
Vested at December 31, 2020	505,946	$9.33	4.21	$—
Vested and Expected to Vest at December 31, 2021	831,071	$6.47	4.10	$—
Vested at December 31, 2021	555,237	$8.46	3.64	$—

| F-26 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

The total pre-tax compensation cost related to stock options recognized during the years ended December 31, 2021 and 2020 was $131 and $58, respectively. Tax benefit from compensation cost related to stock options during the years ended December 31, 2021 and 2020 was $0. As of December 31, 2021, the total compensation cost related to stock options not yet recognized and before the effect of any forfeitures was $356, which is expected to be recognized over approximately the next 2.65 years on a straight-line basis.

Employee Stock Purchase Plan

During the years ended December 31, 2021 and 2020, the Company issued shares to employees under the Company’s 2016 Employee Stock Purchase Plan (the “ESPP”). The ESPP was approved by the Company’s shareholders on December 12, 2016. As of December 31, 2021, and December 31, 2020, 402,704 and 413,868, respectively of the originally approved 500,000 shares were available for offerings under the ESPP. Offering periods under the ESPP commence on each Jan 1 and July 1 and continue for a duration of six months. The ESPP is available to all employees who do not own, or are deemed to own, shares of stock making up an excess of 5% of the combined voting power of the Company, its parent or subsidiary.

During each offering period, each eligible employee may purchase shares under the ESPP after authorizing payroll deductions. Under the ESPP, each employee may purchase up to the lesser of 2500 shares or $25 of fair market value (based on the established purchase price) of the Company’s stock for each offering period. Unless the employee has previously withdrawn from the offering, his or her accumulated payroll deductions will be used to purchase common stock on the last business day of the period at a price equal to 85% (or a 15% discount) of the fair market value of the common stock on the first or last day of the offering period, whichever is lower.

Shares purchased and compensation expense associated with Employee Stock Purchase Plans were as follows:

	2021	2020
Shares purchased under ESPP plan	11,164	8,998
Plan compensation expense	$5	$5

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

| F-27 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

11. Significant Customers

There were no sales to significant customers that represented more than 10 percent of total revenues during the years ended December 2021 and 2020.

The following table summarizes the percentage of total gross accounts receivable from significant customers that represented more than 10 percent of total gross accounts receivable:

	As December 31,
	2021	2020
Customer A	10.9%	*
Customer B	10.6%	*

*  Sales and accounts receivable from Customer A and Customer B in 2020 did not exceed 10% of revenue and total gross accounts receivable.

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

Level 3 - Unobservable inputs.

The substantial majority of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. The following tables set forth the fair value of the financial instruments re-measured by the Company as of December 31, 2021 and 2020:

	Level 1	Level 2	Level 3	Total
December 31, 2021
Corporate bonds and notes	$—	$1,440	$—	$1,440
Municipal bonds	—	1,570	—	1,570
Total	$—	$3,010	$—	$3,010
December 31, 2020
Corporate bonds and notes	$—	$1,338	$—	$1,338
Municipal bonds	—	1,541	—	1,541
Total	$—	$2,879	$—	$2,879

| F-28 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

13. Income Taxes

Consolidated loss before taxes for domestic and foreign operations consisted of the following:

	Year ended December 31,
	2021	2020
Domestic	$(6,201)	$(4,574)
Foreign	(1,776)	(1,350)
Total	$(7,977)	$(5,924)

The Company’s benefit from (provision for) income taxes consisted of the following:

	Year ended December 31,
	2021	2020
Current:
Federal	$373	$6,543
State	(9)	(36)
Foreign	(81)	(78)
Total current	283	6,429
Deferred:
Federal	1,326	(3,104)
State	398	286
Foreign	302	216
Total	2,026	(2,602)
Change in valuation allowance	(2,026)	2,602
Total deferred	—	—
Tax benefit (provision)	$283	$6,429

The income tax (provision) differs from that computed at the federal statutory corporate income tax rate as follows:

	Year ended December 31,
	2021	2020
Tax benefit at federal statutory rate	$1,674	$1,244
State income tax benefit (provision), net of federal benefit	335	244
Research and development tax credits	361	272
Foreign earnings or losses taxed at different rates	(28)	(38)
Tax rate change, due primarily to loss carryback	(2)	2,720
Other	(31)	(615)
Change in valuation allowance	(2,026)	2,602
Tax provision	$283	$6,429

| F-29 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

The tax effects of significant temporary differences representing net deferred tax assets and liabilities consisted of the following:

	2021	2020
Deferred revenue	$9	$21
Basis difference in intangible assets	1,319	2,994
Inventory reserve	2,377	2,434
Net operating loss carryforwards	7,121	3,605
Research and development tax credits	1,579	1,272
Accrued expenses	43	61
Stock-based compensation	308	309
Allowance for sales returns and doubtful accounts	83	128
Difference in property and equipment basis	(124)	(145)
Other	469	479
Total net deferred income tax asset	13,184	11,158
Less: Valuation allowance	(13,184)	(11,158)
Net deferred income tax asset (liability)	$—	$—

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

The Company routinely evaluates the likelihood of realizing the benefit of its deferred tax assets and may record a valuation allowance if, based on all available evidence, it determines that it is more likely than not some portion of the tax benefit will not be realized. As of December 31, 2021, the Company had an aggregate of approximately $13.2 million in deferred tax assets primarily related to intangible assets, net operating losses, tax credit carryforwards, and inventory basis differences. On a quarterly basis, the Company tests the value of deferred tax assets for impairment at the taxpaying-component level within each tax jurisdiction. Significant judgment and estimates are required in determining whether valuation allowances should be established as well as the amount of such allowances. When making such determination, consideration is given to, among other things, the following:

●	sufficient taxable income within the allowed carryback or carryforward periods;
●	future reversals of existing taxable temporary differences, including any tax planning strategies that could be utilized;
●	nature or character (e.g., ordinary vs. capital) of the deferred tax assets and liabilities; and
●	future taxable income exclusive of reversing temporary differences and carryforwards.

Based on the foregoing criteria, the Company determined that it no longer meets the “more likely than not” threshold that net operating losses, tax credits and other deferred tax assets will be realized. Accordingly, the Company recorded a full valuation allowance at September 30, 2018, and continues to be in a full valuation allowance position at December 31, 2021.

Under the five-year carryback provision of the CARES Act, the Company carried back its taxable losses from 2018 through 2020 to years from 2013 through 2015.  As no tax benefit was previously recorded for the years from 2018 through 2021 for the losses, due to the full valuation allowance, the carryback of these losses resulted in a tax benefit of $0.4 and $7.1M in 2021 and 2020, respectively.

| F-30 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

As of December 31, 2021 the Company has federal net operating loss (“NOL”) carryforwards of approximately $13.2 million (pre-tax), state NOL carryforwards of approximately $34.9 million (pre-tax) and Spain NOL carryforwards of approximately $11.0 million (pre-tax). The federal NOL carryforward begins to expire in 2029. The Spain NOL carryforward does not expire. The state NOL carryforwards expire over various periods.

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

The total amount of unrecognized tax benefits at December 31, 2021 and 2020, that would favorably impact our effective tax rate if recognized was $895 and $861, respectively. As of December 31, 2021 and 2020, we accrued $16 and $23, respectively, in interest and penalties related to unrecognized tax benefits. We account for interest expense and penalties for unrecognized tax benefits as part of our income tax provision.

Although we believe our estimates are reasonable, we can make no assurance that the final tax outcome of these matters will not be different from that which we have reflected in our historical income tax provisions and accruals. Such difference could have a material impact on our income tax provision and operating results in the period in which we make such determination.

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax positions is as follows:

	Year ended December 31,
	2021	2020
Balance - beginning of year	$861	$298
Additions based on tax positions related to the current year	61	661
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Settlements	(20)	(43)
Lapse in statutes of limitations	(7)	(55)
Uncertain tax positions, ending balance	$895	$861

The Company’s U.S. federal income tax returns for 2018 through 2020 are subject to examination. The Company's U.S. 2018 federal income tax return is currently under examination. The Company also files in various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state, or non-U.S. income tax examinations by tax authorities for years prior to 2017.

| F-31 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

14. Geographic Sales Information

The United States was the only country to contribute more than 10 percent of total revenues in each fiscal year. The Company’s revenues are substantially denominated in U.S. dollars and are summarized geographically as follows:

	Year ended December 31,
	2021	2020
United States	$14,230	$17,983
All other countries	14,737	11,086
Total	$28,967	$29,069

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

16. Subsequent events

On January 4, 2022, the Company entered into a Securities Purchase Agreement with Edward D. Bagley, pursuant to which the Company agreed to issue and sell, in a private placement 1,538,461 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share, at a purchase price of $1.30 per share of Common Stock. The consideration for the Shares is the cancellation and termination of Mr. Bagley’s outstanding bridge loan to the Company in the principal amount of $2,000,000 originally issued on July 2, 2021 and amended and restated on September 11, 2021. Mr. Bagley is an affiliate of the Company and the Company’s single largest stockholder.

| F-32 |