Form 10-Q
period 2022-03-31
CLEARONE INC
filed 2022-05-19
CIK 840715

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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

The number of shares of ClearOne common stock outstanding as of May 18, 2022 was 23,948,587.

1

 CLEARONE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CLEARONE, INC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,422	$1,071
Marketable securities	398	1,790
Receivables, net of allowance for doubtful accounts of $326 and $326, respectively	5,077	4,991
Inventories, net	9,865	10,033
Income tax receivable	7,540	7,535
Prepaid expenses and other assets	3,370	4,021
Total current assets	27,672	29,441
Long-term marketable securities	542	1,220
Long-term inventories, net	3,210	3,567
Property and equipment, net	676	744
Operating lease - right of use assets, net	1,383	1,537
Intangibles, net	24,675	25,086
Other assets	4,596	4,597
Total assets	$62,754	$66,192
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,125	$5,388
Accrued liabilities	2,826	2,549
Deferred product revenue	46	54
Short-term debt	1,336	3,481
Total current liabilities	8,333	11,472
Long-term debt, net	1,359	1,535
Operating lease liability, net of current	871	1,026
Other long-term liabilities	655	655
Total liabilities	11,218	14,688

Shareholders' equity:
Common stock, par value $0.001, 50,000,000 shares authorized, 23,948,587 and 22,410,126 shares issued and outstanding, respectively	24	22
Additional paid-in capital	74,831	72,795
Accumulated other comprehensive loss	(280)	(241)
Accumulated deficit	(23,039)	(21,072)
Total shareholders' equity	51,536	51,504
Total liabilities and shareholders' equity	$62,754	$66,192

See accompanying notes

CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(Dollars in thousands, except per share amounts)

	Three months ended March 31,
	2022	2021
Revenue	$7,545	$7,038
Cost of goods sold	4,729	4,035
Gross profit	2,816	3,003

Operating expenses:
Sales and marketing	1,560	1,573
Research and product development	1,353	1,274
General and administrative	1,756	1,680
Total operating expenses	4,669	4,527

Operating loss	(1,853)	(1,524)

Interest expense	(101)	(112)
Other income, net	3	(5)

Loss before income taxes	(1,951)	(1,641)

Provision for income taxes	16	14

Net loss	$(1,967)	$(1,655)

Basic weighted average shares outstanding	23,897,305	18,775,773
Diluted weighted average shares outstanding	23,897,305	18,775,773

Basic loss per share	$(0.08)	$(0.09)
Diluted loss per share	$(0.08)	$(0.09)

Comprehensive loss:
Net loss	$(1,967)	$(1,655)
Unrealized gain (loss) on available-for-sale securities, net of tax	(28)	(2)
Change in foreign currency translation adjustment	(11)	(12)
Comprehensive loss	$(2,006)	$(1,669)

See accompanying notes

CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share amounts)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(1,967)	$(1,655)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	794	661
Amortization of right-of-use assets	154	149
Share-based compensation expense	36	31
Change of inventory to net realizable value	—	375
Changes in operating assets and liabilities:
Receivables	(86)	264
Inventories	525	736
Prepaid expenses and other assets	651	265
Accounts payable	(1,263)	(1,043)
Accrued liabilities	286	446
Income taxes receivable	(5)	(43)
Deferred product revenue	(8)	(45)
Operating lease liabilities	(160)	(154)
Net cash used in operating activities	(1,043)	(13)

Cash flows from investing activities:
Purchase of property and equipment	(8)	(7)
Purchase of intangibles	(70)	(71)
Capitalized patent defense costs	(189)	(1,678)
Proceeds from maturities and sales of marketable securities	2,042	413
Purchases of marketable securities	—	(310)
Net cash provided by (used in) investing activities	1,775	(1,653)

Cash flows from financing activities:
Net proceeds from equity-based compensation programs	2	4
Principal payments of long-term debt	(370)	(90)
Net cash provided by financing activities	(368)	(86)

Effect of exchange rate changes on cash and cash equivalents	(13)	(17)

Net increase in cash and cash equivalents	351	(1,769)
Cash and cash equivalents at the beginning of the period	1,071	3,803
Cash and cash equivalents at the end of the period	$1,422	$2,034

See accompanying notes

5

 CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share amounts)

The following is a summary of supplemental cash flow activities:

	Three months ended March 31,
	2022	2021
Cash paid for income taxes	$26	$43
Cash paid for interest	51	50

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

These accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are not audited. Certain information and footnote disclosures that are usually included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been either condensed or omitted in accordance with SEC rules and regulations. The accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of March 31, 2022 and December 31, 2021, the results of operations for the three months ended March 31, 2022 and 2021, and the cash flows for the three months ended March 31, 2022 and 2021. The results of operations for the three months ended March 31, 2022 and 2021 are not necessarily indicative of the results for a full-year period. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC.

Significant Accounting Policies:

The significant accounting policies were described in Note 1 to the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2021. There have been no changes to these policies during the March 31, 2022 that are of significance or potential significance to the Company.

Recent accounting pronouncements: The Company has determined that recently issued accounting standards will not have a material impact on its consolidated financial position, results of operations or cash flows.

Liquidity:

As of March 31, 2022, our cash and cash equivalents were approximately $1,422 compared to $1,071 as of December 31, 2021. Our working capital was $19,339 as of March 31, 2022. Net cash used in operating activities was $1,043 for the three months ended March 31, 2022, an increase 1,030 from $13 of cash used in activities in the three months ended March 31, 2022.

The Company is currently pursuing all available legal remedies to defend its strategic patents from infringement. The Company has already spent approximately $28,345 from 2016 through March 31, 2022 towards this litigation and may be required to spend more to continue its legal defense.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

The Company has been actively engaged in preserving cash by suspending our dividend program and allowing our share repurchase program to expire in 2018 and implementing company-wide cost reduction measures. The company has also raised additional capital in 2019 by issuing senior convertible notes, in 2020 by borrowing through the CARES Act Paycheck Protection Program and issuing common stock and warrants and in 2021 by issuing short-term notes and issuing common stock and warrants. In January 2022, the Company issued $2,000 in common stock as consideration for the cancellation and termination of the short-term notes. In addition, we have been generating additional cash as our inventory levels are brought down to historical levels.

The Company also believes that the Company's core strategies of product innovation and prudent cost management will bring the company back to profitability in the future. The Company believes, although there can be no assurance, that all of these measures and effective management of working capital will provide the liquidity needed to meet our operating needs through at least May 19, 2023. We also believe that its strong portfolio of intellectual property and its solid brand equity in the market will enable it to raise additional capital if and when needed to meet our short and long-term financing needs; however, there can be no assurance that, if needed, we will be successful in obtaining the necessary funds through equity or debt financing. If the Company needs additional capital and is unable to secure financing, it may be required to further reduce expenses, delay product development and enhancement, or revise its strategy regarding ongoing litigation.

2. Revenue Information

The following table disaggregates the Company’s revenue into primary product groups:

	Three months ended March 31,
	2022	2021
Audio conferencing	$3,176	$2,835
Microphones	2,928	2,350
Video products	1,441	1,853
	$7,545	$7,038

The following table disaggregates the Company’s revenue into major regions:

	Three months ended March 31,
	2022	2021
North and South America	$3,776	$3,524
Asia Pacific (includes Middle East, India and Australia)	2,074	2,226
Europe and Africa	1,695	1,288
	$7,545	$7,038

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

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three months ended March 31,
	2022	2021
Numerator:
Net loss	$(1,967)	$(1,655)
Denominator:
Basic weighted average shares outstanding	23,897,305	18,775,773
Dilutive common stock equivalents using treasury stock method	—	—
Diluted weighted average shares outstanding	23,897,305	18,775,773

Basic loss per common share	$(0.08)	$(0.09)
Diluted loss per common share	$(0.08)	$(0.09)

Weighted average options, warrants and convertible portion of senior convertible notes outstanding	7,062,673	3,636,117
Anti-dilutive options, warrants and convertible portion of senior convertible notes not included in the computation	7,062,673	3,636,117

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

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of securities as of March 31, 2022 and December 31, 2021 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
March 31, 2022
Available-for-sale securities:
Corporate bonds and notes	$511	$1	$(13)	$499
Municipal bonds	454	—	(13)	441
Total available-for-sale securities	$965	$1	$(26)	$940

December 31, 2021
Available-for-sale securities:
Corporate bonds and notes	$1,434	$8	$(2)	$1,440
Municipal bonds	1,573	—	(3)	1,570
Total available-for-sale securities	$3,007	$8	$(5)	$3,010

 Maturities of marketable securities classified as available-for-sale securities were as follows as of March 31, 2022:

	Amortized cost	Estimated fair value
Due within one year	$402	$398
Due after one year through five years	563	542
Due after five years	—	—
Total available-for-sale securities	$965	$940

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

Debt securities in an unrealized loss position as of March 31, 2022 were not deemed impaired at acquisition and subsequent declines in fair value are not deemed attributed to declines in credit quality. Management believes that it is more likely than not that the securities will receive a full recovery of par value, although there can be no assurance that such recovery will occur. The available-for-sale marketable securities with continuous gross unrealized loss position for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 months		More than 12 months		Total
	Estimated fair value	Gross unrealized holding losses	Estimated fair value	Gross unrealized holding losses	Estimated fair value	Gross unrealized holding losses
As of March 31, 2022
Corporate bonds and notes	$254	$8	$144	$5	$398	$13
Municipal bonds	292	11	150	2	442	13
Total	$546	$19	$294	$7	$840	$26

Debt securities in an unrealized loss position as of March 31, 2022 were not deemed impaired at acquisition and subsequent declines in fair value are not deemed attributed to declines in credit quality. Management believes that it is more likely than not that the securities will receive a full recovery of par value, although there can be no assurance that such recovery will occur.

5. Intangible Assets

Intangible assets as of March 31, 2022 and December 31, 2021 consisted of the following:

	Estimated useful lives (years)			March 31, 2022	December 31, 2021
Tradename	5	to	7	$555	$555
Patents and technological know-how	10	to	20	33,812	33,553
Proprietary software	3	to	15	2,981	2,981
Other	3	to	5	323	323
Total intangible assets				37,671	37,412
Accumulated amortization				(12,996)	(12,326)
Total intangible assets, net				$24,675	$25,086

The amortization of intangible assets for the three months ended March 31, 2022 and 2021 was as follows:

	Three months ended March 31,
	2022	2021
Amortization of intangible assets	$670	$511

The estimated future amortization expense of intangible assets is as follows:

Years ending December 31,	Amount
2022 (Remainder)	$2,030
2023	2,700
2024	2,436
2025	2,375
2026	2,375
Thereafter	12,759
Total	$24,675

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

6. Inventories

Inventories, net of reserves, as of March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
Current:
Raw materials	$3,821	$4,085
Finished goods	6,044	5,948
	$9,865	$10,033

Long-term:
Raw materials	$1,576	$1,980
Finished goods	1,634	1,587
	$3,210	$3,567

Long-term inventory represents inventory held in excess of our current (next 12 months) requirements based on our recent sales and forecasted level of sales. We expect to sell the above inventory, net of reserves, at or above the stated cost and believe that no loss will be incurred on its sale, although there can be no assurance of the timing or amount of any sales.

Net loss incurred on valuation of inventory at lower of cost or market value and write-off of obsolete inventory for the three months ended March 31, 2022 and 2021 was as follows:

	Three months ended March 31,
	2022	2021
Net loss incurred on valuation of inventory at lower of cost or market value and write-off of obsolete inventory	$—	$375

7. Leases

Rent expense is recognized on a straight-line basis over the period of the lease taking into account future rent escalation and holiday periods.

Rent expense for the three months ended March 31, 2022 and 2021 was as follows:

	Three months ended March 31,
	2022	2021
Rent expense	$179	$184

The Company occupies a 1,350 square-foot facility in Gainesville, Florida under the terms of an operating lease expiring in February 2023. The Gainesville facility is used primarily to support the Company's research and development activities.

The Company occupies a 21,443 square-foot facility in Salt Lake City, Utah under the terms of an operating lease expiring in March 2024, with an option to extend for additional five years. The facility supports the Company's principal administrative, sales, marketing, customer support, and research and product development activities.

The Company occupies a 950 square-foot facility in Austin, Texas under the terms of an operating lease expiring in October 2022. This facility supports the Company's sales, marketing, customer support, and research and development activities.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

The Company occupies a 6,175 square-foot facility in Chennai, India under the terms of an operating lease expiring in August 2023. This facility supports the Company's administrative, marketing, customer support, and research and product development activities.

The Company occupies a 40,000 square-foot warehouse in Salt Lake City, Utah under the terms of an operating lease expiring in April 2025, which serves as the Company's primary inventory fulfillment and repair center.

Supplemental cash flow information related to leases was as follows:

	Three months ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(183)	$(184)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$—

Supplemental balance sheet information related to leases was as follows:

	March 31, 2022	December 31, 2021
Operating lease right-of-use assets	$1,383	$1,537

Current portion of operating lease liabilities, included in accrued liabilities	$618	$623
Operating lease liabilities, net of current portion	871	1,026
Total operating lease liabilities	$1,489	$1,649

Weighted average remaining lease term for operating leases (in years)	2.42	2.64
Weighted average discount rate for operating leases	5.89%	5.87%

The following represents maturities of operating lease liabilities as of March 31, 2022:

Years ending December 31,
2022 (Remainder)	$520
2023	671
2024	343
2025	69
2026	—
Total lease payments	1,603
Less: Imputed interest	(114)
Total	$1,489

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

8. Shareholders' Equity

	Three months ended March 31,
	2022	2021
Common stock and additional paid-in capital
Balance, beginning of period	$72,818	$63,378
Issuance of common stock and warrants, net	2,000	—
Share-based compensation expense	35	31
Proceeds from employee stock purchase plan	2	4
Balance, end of period	$74,855	$63,413

Accumulated other comprehensive loss
Balance, beginning of period	$(241)	$(186)
Unrealized loss on available-for-sale securities, net of tax	(28)	(2)
Foreign currency translation adjustment	(11)	(12)
Balance, end of period	$(280)	$(200)

Accumulated deficit
Balance, beginning of period	$(21,072)	$(13,378)
Net loss	(1,967)	(1,655)
Balance, end of period	$(23,039)	$(15,033)

Total shareholders' equity	$51,536	$48,180

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

On January 4, 2022, the Company entered into a Securities Purchase Agreement with Edward D. Bagley, an affiliate of the Company, pursuant to which the Company agreed to issue and sell, in a private placement 1,538,461 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share, at a purchase price of $1.30 per share of Common Stock. The consideration for the Shares is the cancellation and termination of Mr.Bagley’s outstanding bridge loan to the Company in the principal amount of $2,000,000 originally issued on July 2, 2021 and amended and restated on September 11, 2021. Mr. Bagley is an affiliate of the Company and the Company’s single largest stockholder.
14

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

9. Debt

Senior Convertible Notes and Warrants

On December 17, 2019, the Company completed the issuance and sale of $3,000 aggregate principal amount of secured convertible notes of the Company (the “Notes”) and warrants (the “Warrants”) to purchase 340,909 shares of common stock, par value $0.001 per share of the Company (the “Common Stock”), in a private placement transaction. The Notes and Warrants were issued and sold to Edward D. Bagley, an affiliate of the Company, on the terms and conditions of a Note Purchase Agreement dated December 8, 2019 between the Company, certain subsidiary guarantors of the Company, and Mr. Bagley. Mr. Bagley was the beneficial owner of approximately 46.6% of the Company’s issued and outstanding shares of Common Stock at the time that the Notes and Warrants were issued to him.

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

In accounting for the issuance of the Notes, the Company separated Notes and Warrants into liability and equity components. The carrying amount of Warrants, being an equity component, was first calculated using Black-Scholes method with the following assumptions:

Risk-free interest rate	1.82%
Expected life of warrants (years)	7
Expected price volatility	49.4%
Expected dividend yield	0%

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

The original issue discount and issuance costs are netted against the liability. The following table represents the carrying value of Notes and Warrants:

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
Liability component:
Principal	$2,460	$2,640
Less: debt discount and issuance costs, net of amortization	(450)	(385)
Net carrying amount	$2,010	$2,255
Equity component(1):
Warrants	$318	$318
Conversion feature	122	122
Net carrying amount	$440	$440

Current portion of liability component included under short-term debt	$765	$720
Long-term portion of liability component included under long-term debt	1,695	1,920
Liability component total	$2,460	$2,640

(1) Recorded on the condensed consolidated balance sheets as additional paid-in capital.

Debt discount and issuance costs are amortized over the life of the note to interest expense using the effective interest method. During the three months ended March 31, 2022 and March 31, 2021 amortization of debt discount and issuance costs was $49 and $49, respectively. The following table represents schedule of maturities of principal amount contained in the Notes as of March 31, 2022:

Year ending December 31,	Principal Amount Maturing
2022 (Remainder)	$540
2023	1,920
2024	—
2025	—
Total principal amount	$2,460

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

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

As further discussed in Note 11 - Subsequent Events, the PPP Loan and the interest associated with the loan have been forgiven by United States Small Business Administration ("SBA") effective April 29, 2022.

	March 31, 2022	December 31, 2021
Current portion of the PPP Loan included under short-term debt	$571	$761
Long-term portion of the PPP Loan included under long-term debt	—	—
Liability component total	$571	$761

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

Level 3 - Unobservable inputs.

The Company’s financial instruments are valued using observable inputs. The following table sets forth the fair value of the financial instruments re-measured by the Company as of March 31, 2022 and December 31, 2021:

	Level 1	Level 2	Level 3	Total
March 31, 2022
Corporate bonds and notes	$—	$499	$—	$499
Municipal bonds	—	441	—	441
Total	$—	$940	$—	$940
December 31, 2021
Corporate bonds and notes	$—	$1,440	$—	$1,440
Municipal bonds	—	1,570	—	1,570
Total	$—	$3,010	$—	$3,010

11. Income Taxes

The current year loss did not result in income tax benefit due to recording a full valuation allowance against expected benefits. The valuation allowance was recorded as we concluded that it was more likely than not that our deferred tax assets were not realizable primarily due to the Company's recent pre-tax losses. Provision for income taxes for the three months ended March 31, 2022 represents income tax expense recorded for jurisdictions outside the United States.

The Company had approximately $895 of uncertain tax positions as of March 31, 2022. Due to the inherent uncertainty of the underlying tax positions, it is not possible to forecast the payment of this liability for any particular year.

12. Subsequent events

The Company's Paycheck Protection Program Loan ("PPP Loan") under the CARES Act was forgiven by Small Business Administration effective April 29, 2022. With this forgiveness, the Company is not required to repay the principal amount of $1,499 and the interest of $31. The Company expects to receive $953 back that it had already paid towards principal and interest payments toward the PPP Loan. The Company will treat the forgiveness as extinguishment of debt in the quarter ended June 30, 2022 and will report the entire principal amount forgiven of $1,499 along with interest already accounted for of $27 as a gain on extinguishment of debt.

13. Commitments

We have manufacturing agreements with electronics manufacturing service (“EMS”) providers related to the outsourced manufacturing of our products. Certain manufacturing agreements establish annual volume commitments. We are also obligated to repurchase the Company-forecasted but unused materials. The Company has non-cancellable, non-returnable, and long-lead time commitments with its EMS providers and certain suppliers for inventory components that will be used in production. The Company’s purchase commitments under such agreements are approximately $4,850 as of March 31, 2022.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this report, other than statements of historical fact, are forward-looking statements for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any forward-looking statement. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are based upon reasonable assumptions at the time made, there can be no assurance that any such expectations or any forward-looking statement will prove to be correct. Our actual results will vary, and may vary materially, from those projected or assumed in the forward-looking statements. Future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not anticipate, including, without limitation, product recalls and product liability claims; infringement of our technology or assertion that our technology infringes the rights of other parties; termination of supplier relationships, or failure of suppliers to perform; inability to successfully manage growth; delays in obtaining regulatory approvals or the failure to maintain such approvals; concentration of our revenue among a few customers, products or procedures; development of new products and technology that could render our products obsolete; market acceptance of new products; introduction of products in a timely fashion; price and product competition, availability of labor and materials, cost increases, and fluctuations in and obsolescence of inventory; volatility of the market price of our common stock; foreign currency fluctuations; changes in key personnel; work stoppage or transportation risks; integration of business acquisitions; and other factors referred to in our reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2021. All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Additional factors that may have a direct bearing on our operating results are discussed in  Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q and in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

In early January 2022, we introduced DIALOG® 10 USB, the industry's only pro-quality, single-channel wireless USB microphone system offering professional-quality audio with USB connectivity for webcasting and cloud-based collaboration. In March 2022, this new USB wireless mic system won the 2022 NSCA Excellence in Product Innovation Award. One of only seven winners in this prestigious award program, the DIALOG® 10 USB is the industry’s only pro-quality single-channel wireless microphone system with USB connectivity for webcasting and cloud-based collaboration such as Microsoft Teams, Zoom, WebEx, and GotoMeeting.

During January, at the Las Vegas Customer Electronics Show, CES 2022, the world’s most influential annual tech event, our home office Aura™ Xceed™ BMA was singled out for exceptional innovation with a CES Picks Award, presented by Residential Systems magazine.

In early February 2022, our Versa Lite CT, a USB audio-enabled Beamforming Ceiling Tile Microphone that brings cost-effective and superb professional conferencing audio to small- and mid-sized spaces received Google Meet certification. Google Meet ranks among the top 5 for growth in the cloud meetings and team collaboration market according to Frost & Sullivan.

In early February 2022, we were awarded a new patent for a beamforming microphone array system with distributed processing. This patent claims a ceiling tile microphone array that can be physically separated from the processors running the beamforming algorithm. It enables a single computing engine to run multiple beamforming algorithms for multiple microphone arrays, which can lower the overall system cost compared to an integrated design that is limited to a single computing engine with a single microphone array.  Later in the same month another ClearOne patent was granted which is related to beamforming microphone arrays with acoustic echo cancellation. The patent, titled “Band-Limited Beamforming Microphone Array with Acoustic Echo Cancellation," describes, among other things, a microphone array with one set of microphones used for beamforming, and one or more additional microphones that are not used for beamforming, but instead are used to enhance the audio performance of the microphone array.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the first three months of 2022, we continued our efforts, primarily through litigation, to stop the infringement of our strategic patents. We believe the decision by the U.S. District Court in August 2019 granting our request for a preliminary injunction to prevent Shure from manufacturing, marketing, and selling its competing ceiling microphone array in an infringing configuration is an incredibly valuable ruling for ClearOne and its business. The decision validates the strength and importance of ClearOne’s intellectual property rights, recognizes ClearOne’s innovations in this space, and stops Shure from further infringing the Graham patent (U.S. Patent No. 9,813,806) pending a full trial. Although there can be no assurance of any outcome of a full trial, we believe this ruling will help pave the way for ClearOne’s recovery from the immense harm inflicted by Shure's infringement of our valuable patents. However, we are not getting the full benefits of the Court’s extraordinary remedy in the form of the preliminary injunction granted against Shure with respect to infringement of our ’806 Patent as we believe that Shure is still infringing ClearOne’s patent.

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

In February 2022 we claimed another legal victory over Shure. The Patent Trial and Appeal Board (PTAB) of the United States Patent and Trademark Office (PTO) issued a final written decision confirming the patentability of all claims of ClearOne’s important U.S. Patent No. 10,728,653 (the “’653 Patent”). The ’653 Patent covers aspects of ClearOne’s revolutionary innovations in BMAs and relates to “a ceiling tile combined with [a] beamforming microphone array” that includes acoustic echo cancellation and “adaptive acoustic processing that automatically adjusts to a room configuration.” Shortly after the ’653 patent was issued in mid-2020, Shure initiated the case in yet another attempt to disrupt ClearOne’s patent rights, but the PTAB rejected each and every one of Shure’s seven challenges and is the latest in a long string of defeats for Shure. In 2019, the U.S. District Court for the Northern District of Illinois preliminarily enjoined Shure from infringing a different ClearOne patent, U.S. Patent No. 9,813,806, and then in 2020 held Shure in contempt of that injunction in case no. 17-cv-3078. In November 2021, a jury in a different court, the U.S. District Court for the District of Delaware, found a Shure design patent asserted against ClearOne to be invalid and not infringed.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We also continued our programs to cut costs and to speed up product development that we believe will enable us to get back to a growth path.

Overall revenue increased by 7% in the first quarter of 2022 when compared to the first quarter of 2021, primarily due to a significant increase in revenues from microphones followed by an increase in revenues from audio conferencing products and partially offset by a decrease in revenues from video products.  Despite the negative impact of COVID-19 and the infringement of our patents by Shure on all professional installed products, our new solutions incorporating Beamforming Microphone Array Ceiling Tile ("BMA-CT") continued to result in overall Beamforming Microphone Array ("BMA") revenue to be significantly higher than last year. However, revenue from BMA products as well as from our pro audio products are still far below the levels prior to infringement of our patents. Our revenue is negatively impacted  due to on-going harm of infringement of ClearOne’s patents despite the preliminary injunction granted against Shure as we believe Shure continues to infringe certain of our patents and violates the preliminary injunction. The patent infringement also has negatively impacted directly the revenue from ClearOne’s other products not related to the infringed patents. Our revenue performance in 2022-Q1 was also impacted negatively due to the raw material supply shortages that have affected the global manufacturing of high tech products as well as due to logistics bottlenecks. Despite the negative impact of COVID-19 and the infringement of our patents by Shure on all professional installed products, our new solutions incorporating Beamforming Microphone Array Ceiling Tile ("BMA-CT") continued to result in overall Beamforming Microphone Array ("BMA") revenue to be significantly higher than last year. However, revenue from BMA products as well as from our pro audio products are still far below the levels prior to infringement of our patents. Our revenue is negatively impacted  due to on-going harm of infringement of ClearOne’s patents despite the preliminary injunction granted against Shure as we believe Shure continues to infringe certain of our patents and violates the preliminary injunction. The patent infringement also has negatively impacted directly the revenue from ClearOne’s other products not related to the infringed patents.

Our gross profit margin decreased to 37.3% during the first quarter of 2022 from 42.7% during the first quarter of 2021. Net loss increased from $1.7 million in the first quarter of 2021 to $2.0 million in the first quarter of 2022. The increase in net loss was mainly due to (a) decrease in absolute gross profit dollars as a result of reduced gross margin, and (b) increased amortization costs relating to our capitalized patent defense costs.

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

We derive a major portion of our revenue (approximately 51% for the year ended December 31, 2021) from international operations and expect this trend to continue in the future. Most of our revenue from outside the U.S. is billed in U.S. dollars and is not exposed to any significant currency risk. However, we are exposed to foreign exchange risk if the U.S. dollar is strong against other currencies as it will make U.S. Dollar denominated prices of our products less competitive.

In December 2019, a novel strain of coronavirus (“COVID-19”) started spreading from China and was declared a pandemic. The COVID-19 pandemic caused severe global disruptions and had varying impact on our business. The installed audio conferencing market was negatively impacted due to lockdowns, postponement of projects and restrictions on installers to visit commercial sites. On the other hand, COVID-19 generated higher than normal demand for our video products and personal conferencing products due to the significant expansion of work-from-home market. The extent of COVID-19’s effect on our operational and financial performance keeps evolving and depends on multiple factors including the severity and infectiousness of current and future virus strains, effectiveness of vaccines especially on novel strains of COVID-19, government regulations, etc., all of which are uncertain and difficult to predict considering the rapidly evolving landscape. Supply chain disruptions resulting from COVID-19 have caused significant fluctuations in our costs of goods resulting in a reduction of our gross margins in 2021 and in the first quarter of 2022. We expect for these fluctuations to continue in 2022. If the pandemic continues to be a severe worldwide health crisis, the disease could have a material adverse effect on our business, results of operations, financial condition and cash flows and adversely impact the trading price of our common stock.

Deferred Product Revenue

Deferred product revenue decreased to $46 thousand on March 31, 2022 compared to $54 thousand on December 31, 2021.

A detailed discussion of our results of operations follows below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the three months ended March 31, 2022

The following table sets forth certain items from our unaudited condensed consolidated statements of operations for the three months ended March 31, 2022 (“2022-Q1”) and 2021 ("2021-Q1"), respectively, together with the percentage of total revenue which each such item represents:

	Three months ended March 31,
(dollars in thousands)	2022	2021	Change Favorable (Adverse) in %
Revenue	$7,545	$7,038	7
Cost of goods sold	4,729	4,035	(17)
Gross profit	2,816	3,003	(6)
Sales and marketing	1,560	1,573	1
Research and product development	1,353	1,274	(6)
General and administrative	1,756	1,680	(5)
Total operating expenses	4,669	4,527	(3)
Operating loss	(1,853)	(1,524)	(22)
Interest expense net of other income	(98)	(117)	16
Loss before income taxes	(1,951)	(1,641)	(19)
Provision for income taxes	16	14	(14)
Net loss	$(1,967)	$(1,655)	(19)

Revenue

Our revenue increased to $7.5 million in 2022-Q1 compared to $7.0 million in 2021-Q1 primarily due to a 23% increase in microphones and a 13% increase in audio conferencing products partially offset by a 22% decrease in video products. Microphones growth continued to be led by our new solutions incorporating BMA-CT and BMA 360 while our traditional ceiling mics also enjoyed a significant revenue increase. Audio Conferencing category as a whole increased mainly due to a strong revenue performance of our professional mixers and personal audio conferencing products. Video products suffered declines in 2022-Q1 compared to 2021-Q1 due to lack of demand for video products. During the first quarter of 2022, revenues from Americas increased by 6% primarily due to increased revenues from USA despite significant revenue decreases  from Latin America and Canada, while revenues from Asia Pacific, including the Middle East, India and Australia decreased by 6% primarily due to overall decrease in revenues from all regions except India and China, and revenues from Europe and Africa increased by 33% primarily due to significant revenue increases from all parts of Europe except central Europe.

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

Our gross profit margin decreased from 42.7% during 2021-Q1 to 37.3% during 2022-Q1. The gross profit margin was negatively impacted due to increase in material costs due to continuing supply chain constraints, and increased freight and tariff costs, which were partially offset by the absence of inventory obsolescence costs in 2022-Q1.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our profitability in the near-term continues to depend significantly on our revenues from professional installed audio-conferencing products. We hold long-term inventory and if we are unable to sell our long-term inventory, our profitability might be affected by inventory write-offs and price mark-downs. Our long-term inventory includes approximately $0.6 million of wireless microphone-related finished goods and assemblies, $0.3 million of Converge Pro and Beamforming microphone array products, $0.1 million of network media streaming products, $0.6 million of video products, and about $1.7 million of raw materials that will be used primarily for manufacturing professional audio conferencing products. Any business changes that are adverse to these product lines could potentially impact our ability to sell our long-term inventory in addition to our current inventory.

Operating Expenses

Operating expenses include sales and marketing (“S&M”) expenses, research and product development (“R&D”) expenses and general and administrative (“G&A”) expenses. Total operating expenses were $4.7 million in  2022 Q1 compared to $4.5 million in 2021-Q1. The following contains a more detailed discussion of expenses related to sales and marketing, research and product development, general and administrative, and other items.

Sales and Marketing - S&M expenses include selling, customer service, and marketing expenses such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses.

S&M expenses in 2022-Q1 remained almost unchanged at $1.6 million when compared to 2021-Q1. The decrease in employment expenses and consultant expenses due to a reduction in the headcount were offset by an increase in employee travel and benefits expenses and increase in advertising expenses.

Research and Product Development - R&D expenses include research and development, product line management, engineering services, and test and application expenses, including employee-related costs, outside services, expensed materials, depreciation, and an allocation of overhead expenses.

R&D expenses increased marginally to $1.4 million in 2022-Q1 compared to $1.3 million for 2021-Q1. The increase was primarily due to increases in R&D project expenses, legal expenses, and employee benefits, which were partially offset by reduction in employment expenses due to reduction in the headcount.

General and Administrative - G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs, and corporate administrative costs, including costs related to finance and human resources teams.

G&A expenses increased marginally from $1.7 million in 2021-Q1 to $1.8 million in 2022-Q1. The increase was primarily due to increased amortization costs relating to our capitalized patent defense costs, which were partially offset by a reduction in legal expenses and consulting expenses.

Other income (expense), net

Other income (expense), net includes interest income and foreign currency changes. Other income remained immaterial during the first quarter of 2022 and 2021.

Interest expense almost remained unchanged at $0.1 million in 2022-Q1 when compared to 2021-Q1.

Provision for income taxes

During the first quarters of 2022 and 2021, we did not recognize any benefit from the losses incurred due to setting up of a full valuation allowance. Provision for income taxes recognized in the first quarter of 2022 relates to foreign jurisdictions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2022, our cash and cash equivalents were approximately $1.4 million compared to $1.1 million as of December 31, 2021. Our working capital was $19.3 million and $18.0 million as of March 31, 2022 and December 31, 2021, respectively.

Net cash used in operating activities was approximately $1.0 million in 2022-Q1, an increase of cash used in operating activities of approximately $1.0 million compared to 2021-Q1. The increase in cash outflow was due to (a) a negative change in operating assets and liabilities of $0.5 million, (b) a decrease in non-cash charges by $0.2 million and (c) an increase in net loss by $0.3 million.

Net cash provided by investing activities was $1.8 million in 2022-Q1 compared to net cash used in investing activities of $1.7 million in 2021-Q1, a change in cash flow of $3.4 million. The change in cash flow was primarily due to (a) an increase in proceeds from sale of marketable securities net of any purchases from $0.1 million in 2021-Q1 to $2.0 million in 2022-Q1, and (b) a decrease in capitalized patent defense costs by $1.5 million.

Net cash used in financing activities in 2022-Q1 was $0.4 million consisting primarily of repayment of principal amounts due on senior convertible notes and Paycheck Protection Program Loans compared to cash used in financing activities of $86 thousand in 2021-Q1, which consisted primarily of repayment of principal amounts due on senior convertible notes.

Capitalization of patent defense costs. We capitalize external legal costs incurred in the defense of our patents when we believe that a significant, discernible increase in value will result from the defense and a successful outcome of the legal action is probable. When we capitalize patent defense costs we amortize the costs over the remaining estimated useful life of the patents, which is 15 to 17 years. During 2022-Q1 we spent $0.2 million on legal costs related to the defense of our patents and capitalized the entire amount.

We are currently pursuing all available legal remedies to defend our strategic patents from infringement. We have already spent approximately $28.3 million from 2016 through March 31, 2022 towards this litigation and may be required to spend more to continue our legal defense. We believe the decision by the U.S. District Court in August 2019 granting our request for a preliminary injunction to prevent our competitor from manufacturing, marketing, and selling its competing ceiling microphone array in an infringing configuration is an incredibly valuable ruling for ClearOne and its business. We believe that the decision validates the strength and importance of ClearOne’s intellectual property rights, recognizes ClearOne’s innovations in this space, and stops our competitor from further infringing our Graham patent (U.S. Patent No. 9,813,806) pending a full trial. Although there can be no assurance of any outcome of a full trial, we believe this ruling will help pave way for ClearOne’s recovery from the immense harm inflicted by our competitor's infringement of our valuable patents. However, we are not getting the full benefits of the Court’s extraordinary remedy in the form of the preliminary injunction granted against Shure with respect to infringement of our ’806 Patent as we believe that Shure is still infringing ClearOne’s patent. During September 2020, the U.S District Court of Northern Illinois held Shure in contempt for marketing and selling their new design in violation of the preliminary injunction.

We have been actively engaged in preserving cash by suspending our dividend program and allowing our share repurchase program to expire in 2018 and implementing company-wide cost reduction measures. We have also raised additional capital of $9.9 million (net of issuance costs) in 2018 by issuing common stock, $2.7 million (net of issuances costs) in 2019 by issuing senior convertible notes, $1.5 million in April 2020 by borrowing through Paycheck Protection Program, $4.8 million (net of issuances costs) in September 2020 by issuing common stock and warrants, $2.0 million in July 2021 by issuing short-term debt which repaid through issue of common stock in January 2022, and $9.3 million (net of issuances costs) in September 2021 by issuing common stock and warrants.

We also believe that our core strategies of product innovation and prudent cost management will bring us back to profitability in the future. We believe, although there can be no assurance, that all of these measures and effective management of working capital will provide the liquidity needed to meet our operating needs through at least through May 19, 2023. We also believe that our strong portfolio of intellectual property and our solid brand equity in the market will enable us to raise additional capital if and when needed to meet our short and long-term financing needs; however, there can be no assurance that, if needed, we will be successful in obtaining the necessary funds through equity or debt financing. If we need additional capital and are unable to secure financing, we may be required to further reduce expenses, delay product development and enhancement, or revise our strategy regarding ongoing litigation.

As of March 31, 2022, we had open purchase orders of approximately $4.8 million mostly for purchase of inventory.

As of March 31, 2022, we had inventory totaling $13.1 million, of which non-current inventory accounted for $3.2 million. This compares to total inventories of $13.6 million and non-current inventory of $3.6 million as of December 31, 2021.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of March 31, 2022 (in millions):

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 years
Senior convertible notes	$2.4	$0.5	$1.9	$—	$—
Payroll Protection Plan loan	0.6	0.6	—	—	—
Operating lease obligations	1.6	0.6	0.9	0.1	—
Purchase obligations	4.8	4.8	—	—	—
Total	$9.4	$6.5	$2.8	$0.1	$—

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance-sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, results of operations or liquidity.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our results of operations and financial position are based upon our unaudited condensed consolidated financial statements included under Item 1 of this Form 10-Q, which have been prepared in conformity with accounting principles generally accepted in the United States. We review the accounting policies used in reporting our financial results on a regular basis. We believe certain of our accounting policies are critical to understanding our financial position and results of operations. There have been no changes to the critical accounting policies as explained in our Annual Report on Form 10-K for the year ended December 31, 2021.

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of recent accounting pronouncements, see Note 1: “Business Description, Basis of Presentation and Significant Accounting Policies” in the notes to our unaudited condensed consolidated financial statements included under Item 1 of this Form 10-Q.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.     CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2022 was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial and Accounting Officer. Based upon this evaluation, our Chief Executive Officer and Senior Vice President of Finance concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures effective at a reasonable assurance level as of March 31, 2022.

There has been no change in the Company's internal control over financial reporting as of March 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company is involved in litigation against Shure Incorporated (“Shure”) as further described in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”), which information is incorporated herein by reference. The following recent developments amend and supplement the disclosure of the ongoing litigation proceedings against Shure as of March 31, 2022 as follows:

Shure, Incorporated v. ClearOne, Inc., 17-cv-3078 (N.D. of Illinois)

The Company filed a motion asking the Court to schedule a trial date, but the Court denied that request without prejudice on April 7, 2022.

ClearOne, Inc. v. Shure, Incorporated, 19-cv-02421 (N.D. of Illinois)

The Company filed a motion asking the Court to schedule a trial date, but the Court denied that request without prejudice on April 7, 2022.

Shure, Incorporated v. ClearOne, Inc., 19-cv-1343 (D. of Delaware)

The Company filed a motion asking the Court to set a trial date on ClearOne’s counterclaims of unfair competition and tortious interference with business relations. Shure opposed that motion and asked the Court to stay proceedings on ClearOne’s counterclaims. ClearOne asked for oral argument on the motions, but the Court has not scheduled a hearing. The motions are fully briefed and pending.

Item 1A. RISK FACTORS

None.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)  None.

(b) Not applicable.

(c) None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

Exhibit No.	Title of Document

10.1	Securities Purchase Agreement dated January 4, 2022 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on January 4, 2022 and incorporated herein by reference).

10.2	Registration Rights Agreement dated January 4, 2022 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on January 4, 2022 and incorporated herein by reference).

31.1	Section 302 Certification of Chief Executive Officer (filed herewith)

31.2	Section 302 Certification of Principal Financial Officer (filed herewith)

32.1	Section 906 Certification of Chief Executive Officer (filed herewith)

32.2	Section 906 Certification of Principal Financial Officer (filed herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	XBRL Taxonomy Extension Definitions Linkbase (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

104.1	The cover page of this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ClearOne, Inc., (Registrant)

	By:	/s/ Zeynep Hakimoglu
May 19, 2022		Zeynep Hakimoglu President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Narsi Narayanan
May 19, 2022		Narsi Narayanan Senior Vice President of Finance (Principal Accounting and Principal Financial Officer)

