Form 10-Q
period 2022-06-30
CLEARONE INC
filed 2022-08-12
CIK 840715

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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

The number of shares of ClearOne common stock outstanding as of August 11, 2022 was 23,952,555.

1

 CLEARONE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CLEARONE, INC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,203	$1,071
Marketable securities	—	1,790
Receivables, net of allowance for doubtful accounts of $326 and $326, respectively	4,112	4,991
Inventories, net	9,858	10,033
Income tax receivable	7,535	7,535
Prepaid expenses and other assets	2,924	4,021
Total current assets	25,632	29,441
Long-term marketable securities	—	1,220
Long-term inventories, net	2,985	3,567
Property and equipment, net	614	744
Operating lease - right of use assets, net	1,237	1,537
Intangibles, net	24,289	25,086
Other assets	4,592	4,597
Total assets	$59,349	$66,192
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,047	$5,388
Accrued liabilities	2,570	2,549
Deferred product revenue	43	54
Short-term debt	810	3,481
Total current liabilities	5,470	11,472
Long-term debt, net	1,184	1,535
Operating lease liability, net of current	717	1,026
Other long-term liabilities	655	655
Total liabilities	8,026	14,688

Shareholders' equity:
Common stock, par value $0.001, 50,000,000 shares authorized, 23,952,555 and 22,410,126 shares issued and outstanding, respectively	24	22
Additional paid-in capital	74,861	72,795
Accumulated other comprehensive loss	(266)	(241)
Accumulated deficit	(23,296)	(21,072)
Total shareholders' equity	51,323	51,504
Total liabilities and shareholders' equity	$59,349	$66,192

See accompanying notes

CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(Dollars in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenue	$7,375	$7,735	$14,920	$14,773
Cost of goods sold	4,568	4,311	9,297	8,346
Gross profit	2,807	3,424	5,623	6,427

Operating expenses:
Sales and marketing	1,562	1,755	3,122	3,328
Research and product development	1,177	1,487	2,530	2,761
General and administrative	1,717	1,668	3,473	3,348
Total operating expenses	4,456	4,910	9,125	9,437

Operating loss	(1,649)	(1,486)	(3,502)	(3,010)

Interest expense	(94)	(107)	(195)	(219)
Other income, net	1,505	15	1,508	10

Loss before income taxes	(238)	(1,578)	(2,189)	(3,219)

Provision for income taxes	19	8	35	22

Net loss	$(257)	$(1,586)	$(2,224)	$(3,241)

Basic weighted average shares outstanding	23,948,631	18,775,817	23,923,110	18,775,795
Diluted weighted average shares outstanding	23,948,631	18,775,817	23,923,110	18,775,795

Basic loss per share	$(0.01)	$(0.08)	$(0.09)	$(0.17)
Diluted loss per share	$(0.01)	$(0.08)	$(0.09)	$(0.17)

Comprehensive loss:
Net loss	$(257)	$(1,586)	$(2,224)	$(3,241)
Unrealized gain (loss) on available-for-sale securities, net of tax	26	(3)	(2)	(5)
Change in foreign currency translation adjustment	(12)	(10)	(23)	(22)
Comprehensive loss	$(243)	$(1,599)	$(2,249)	$(3,268)

See accompanying notes

CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share amounts)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(2,224)	$(3,241)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	1,593	1,330
Amortization of right-of-use assets	300	291
Share-based compensation expense	65	65
Change of inventory to net realizable value	27	682
Gain recognized on Paycheck Protection Plan Loan forgiveness	(1,528)	—
Changes in operating assets and liabilities:
Receivables	879	(111)
Inventories	730	1,189
Prepaid expenses and other assets	1,097	261
Accounts payable	(3,341)	96
Accrued liabilities	33	842
Income taxes receivable	—	(51)
Deferred product revenue	(11)	(67)
Operating lease liabilities	(312)	(301)
Net cash provided by (used in) operating activities	(2,692)	985

Cash flows from investing activities:
Purchase of property and equipment	(16)	(25)
Purchase of intangibles	(58)	(147)
Capitalized patent defense costs	(497)	(3,206)
Proceeds from maturities and sales of marketable securities	3,008	1,394
Purchases of marketable securities	—	(517)
Net cash provided by (used in) investing activities	2,437	(2,501)

Cash flows from financing activities:
Net proceeds from equity-based compensation programs	2	7
Paycheck Protection Program loan refund upon full forgiveness net of loan payments	768	—
Principal payments of long-term debt	(360)	(180)
Net cash provided by (used in) financing activities	410	(173)

Effect of exchange rate changes on cash and cash equivalents	(23)	(26)

Net increase in cash and cash equivalents	132	(1,715)
Cash and cash equivalents at the beginning of the period	1,071	3,803
Cash and cash equivalents at the end of the period	$1,203	$2,088

See accompanying notes

5

 CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share amounts)

The following is a summary of supplemental cash flow activities:

	Six months ended June 30,
	2022	2021
Cash paid for income taxes	$39	$74
Cash paid for interest	97	106

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

These accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are not audited. Certain information and footnote disclosures that are usually included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been either condensed or omitted in accordance with SEC rules and regulations. The accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of June 30, 2022 and December 31, 2021, the results of operations for the three and six months ended June 30, 2022 and 2021, and the cash flows for the six months ended June 30, 2022 and 2021. The results of operations for the three and six months ended June 30, 2022 and 2021 are not necessarily indicative of the results for a full-year period. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC.

Significant Accounting Policies:

The significant accounting policies were described in Note 1 to the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2021. There have been no changes to these policies during the June 30, 2022 that are of significance or potential significance to the Company.

Recent accounting pronouncements: The Company has determined that recently issued accounting standards will not have a material impact on its consolidated financial position, results of operations or cash flows.

Liquidity:

As of June 30, 2022, our cash and cash equivalents were approximately $1,203 compared to $1,071 as of December 31, 2021. Our working capital was $20,162 as of June 30, 2022. Net cash used in operating activities was $2,692 for the six months ended June 30, 2022, an increase of $3,677 from $985 of cash provided by operating activities in the six months ended June 30, 2021. The Company is currently pursuing all available legal remedies to defend its strategic patents from infringement. The Company has already spent approximately $28,653 from 2016 through June 30, 2022 towards this litigation and may be required to spend more to continue its legal defense.  In order to maintain liquidity, the Company has been actively engaged in preserving cash by implementing company-wide cost reduction measures and raising additional capital. The company raised additional capital in 2019 by issuing senior convertible notes, in 2020 by borrowing through the CARES Act Paycheck Protection Program and issuing common stock and warrants and in 2021 by issuing short-term notes and issuing common stock and warrants. In January 2022, the Company issued $2,000 in common stock as consideration for the cancellation and termination of the short-term notes. In addition, the Company has been generating additional cash as our inventory levels are brought down to historical levels.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

The Company also believes that the Company's core strategies of product innovation and prudent cost management will bring the company back to profitability in the future. The Company believes, although there can be no assurance, that all of these measures and effective management of working capital, including collecting on the income taxes receivable balance, will provide the liquidity needed to meet our operating needs through at least August 12, 2023. The Company also believes that its strong portfolio of intellectual property and its solid brand equity in the market will enable it to raise additional capital if and when needed to meet its short and long-term financing needs; however, there can be no assurance that, if needed, the Company will be successful in obtaining the necessary funds through equity or debt financing. If the Company needs additional capital and is unable to secure financing, it may be required to further reduce expenses, delay product development and enhancement, or revise its strategy regarding ongoing litigation.

2. Revenue Information

The following table disaggregates the Company’s revenue into primary product groups:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Audio conferencing	$3,277	$3,096	$6,453	$5,931
Microphones	3,123	3,218	6,051	5,568
Video products	975	1,421	2,416	3,274
	$7,375	$7,735	$14,920	$14,773

The following table disaggregates the Company’s revenue into major regions:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
North and South America	$3,184	$3,640	$6,960	$7,164
Asia Pacific (includes Middle East, India and Australia)	2,468	1,797	4,542	4,023
Europe and Africa	1,723	2,298	3,418	3,586
	$7,375	$7,735	$14,920	$14,773

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

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(257)	$(1,586)	$(2,224)	$(3,241)
Denominator:
Basic weighted average shares outstanding	23,948,631	18,775,817	23,923,110	18,775,795
Dilutive common stock equivalents using treasury stock method	—	—	—	—
Diluted weighted average shares outstanding	23,948,631	18,775,817	23,923,110	18,775,795

Basic loss per common share	$(0.01)	$(0.08)	$(0.09)	$(0.17)
Diluted loss per common share	$(0.01)	$(0.08)	$(0.09)	$(0.17)

Weighted average options, warrants and convertible portion of senior convertible notes outstanding	6,937,350	3,597,418	6,999,665	3,616,661
Anti-dilutive options, warrants and convertible portion of senior convertible notes not included in the computation	6,937,350	3,597,148	6,999,665	3,616,661

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

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of securities as of December 31, 2021 were as follows.

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
December 31, 2021
Available-for-sale securities:
Corporate bonds and notes	$1,434	$8	$(2)	$1,440
Municipal bonds	1,573	—	(3)	1,570
Total available-for-sale securities	$3,007	$8	$(5)	$3,010

There were no available-for-sale securities as of June 30, 2022.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

5. Intangible Assets

Intangible assets as of June 30, 2022 and December 31, 2021 consisted of the following:

	Estimated useful lives (years)			June 30, 2022	December 31, 2021
Tradename	5	to	7	$555	$555
Patents and technological know-how	10	to	20	34,107	33,553
Proprietary software	3	to	15	2,981	2,981
Other	3	to	5	323	323
Total intangible assets				37,966	37,412
Accumulated amortization				(13,677)	(12,326)
Total intangible assets, net				$24,289	$25,086

The amortization of intangible assets for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Amortization of intangible assets	$682	$543	$1,352	$1,054

The estimated future amortization expense of intangible assets is as follows:

Years ending December 31,	Amount
2022 (Remainder)	$1,370
2023	2,733
2024	2,469
2025	2,408
2026	2,408
Thereafter	12,901
Total	$24,289

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

6. Inventories

Inventories, net of reserves, as of June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
Current:
Raw materials	$4,501	$4,085
Finished goods	5,357	5,948
	$9,858	$10,033

Long-term:
Raw materials	$1,417	$1,980
Finished goods	1,568	1,587
	$2,985	$3,567

Long-term inventory represents inventory held in excess of our current (next 12 months) requirements based on our recent sales and forecasted level of sales. We expect to sell the above inventory, net of reserves, at or above the stated cost and believe that no loss will be incurred on its sale, although there can be no assurance of the timing or amount of any sales.

Net loss incurred on valuation of inventory at lower of cost or market value and write-off of obsolete inventory for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net loss incurred on valuation of inventory at lower of cost or market value and write-off of obsolete inventory	$27	$307	$27	$682

7. Leases

Rent expense is recognized on a straight-line basis over the period of the lease taking into account future rent escalation and holiday periods.

Rent expense for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Rent expense	$170	$175	$349	$359

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

The Company occupies a 40,000 square-foot warehouse in Salt Lake City, Utah under the terms of an operating lease expiring in April 2025, which serves as the Company's primary inventory fulfillment center.

Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(356)	$(360)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$—

Supplemental balance sheet information related to leases was as follows:

	June 30, 2022	December 31, 2021
Operating lease right-of-use assets	$1,237	$1,537

Current portion of operating lease liabilities, included in accrued liabilities	$620	$623
Operating lease liabilities, net of current portion	717	1,026
Total operating lease liabilities	$1,337	$1,649

Weighted average remaining lease term for operating leases (in years)	2.19	2.64
Weighted average discount rate for operating leases	5.90%	5.87%

The following represents maturities of operating lease liabilities as of June 30, 2022:

Years ending December 31,
2022 (Remainder)	$347
2023	671
2024	343
2025	69
2026	—
Total lease payments	1,430
Less: Imputed interest	(93)
Total	$1,337

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

8. Shareholders' Equity

	Three months ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Common stock and additional paid-in capital
Balance, beginning of period	$74,855	$63,413	$72,818	$63,378
Issuance of common stock and warrants, net	—	—	2,000	—
Share-based compensation expense	30	34	65	65
Proceeds from employee stock purchase plan	—	3	2	7
Balance, end of period	$74,885	$63,450	$74,885	$63,450

Accumulated other comprehensive loss
Balance, beginning of period	$(280)	$(200)	$(241)	$(186)
Unrealized loss on available-for-sale securities, net of tax	26	(3)	(2)	(5)
Foreign currency translation adjustment	(12)	(10)	(23)	(22)
Balance, end of period	$(266)	$(213)	$(266)	$(213)

Accumulated deficit
Balance, beginning of period	$(23,039)	$(15,033)	$(21,072)	$(13,378)
Net loss	(257)	(1,586)	(2,224)	(3,241)
Balance, end of period	$(23,296)	$(16,619)	$(23,296)	$(16,619)

Total shareholders' equity	$51,323	$46,618	$51,323	$46,618

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

On January 4, 2022, the Company entered into a Securities Purchase Agreement with Edward D. Bagley, an affiliate of the Company, pursuant to which the Company agreed to issue and sell, in a private placement 1,538,461 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share, at a purchase price of $1.30 per share of Common Stock. The consideration for the Shares is the cancellation and termination of Mr. Bagley’s outstanding bridge loan to the Company in the principal amount of $2,000 originally issued on July 2, 2021 and amended and restated on September 11, 2021. Mr. Bagley is an affiliate of the Company and the Company’s single largest stockholder.
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

The original issue discount and issuance costs are netted against the liability. The following table represents the carrying value of Notes and Warrants:

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
Liability component:
Principal	$2,280	$2,640
Less: debt discount and issuance costs, net of amortization	(286)	(385)
Net carrying amount	$1,994	$2,255
Equity component(1):
Warrants	$318	$318
Conversion feature	122	122
Net carrying amount	$440	$440

Current portion of liability component included under short-term debt	$810	$720
Long-term portion of liability component included under long-term debt	1,470	1,920
Liability component total	$2,280	$2,640

(1) Recorded on the condensed consolidated balance sheets as additional paid-in capital.

Debt discount and issuance costs are amortized over the life of the note to interest expense using the effective interest method. During the three and six months ended June 30, 2022, amortization of debt discount and issuance costs was $49 and $98, respectively and for the three and six months ended June 30, 2021, amortization of debt discount and issuance costs was $49 and $98, respectively. The following table represents schedule of maturities of principal amount contained in the Notes as of June 30, 2022:

Year ending December 31,	Principal Amount Maturing
2022 (Remainder)	$360
2023	1,920
2024	—
2025	—
Total principal amount	$2,280

Short-term Bridge Loan

On July 2, 2021, the Company obtained a bridge loan in the principal amount of $2,000 from Edward D. Bagley (the “Bridge Loan”), an affiliate of the Company. The Bridge Loan is evidenced by a promissory note dated July 2, 2021 (the “Note”) issued by the Company to Mr. Bagley.  The Note bears interests at a rate of 8.0% per annum, matures on the earlier to occur of (i) October 1, 2021 or (ii) within two business days of the Company’s receipt of its expected U.S. federal income tax refund, and contains other customary covenants and events of default. On September 11, 2021, the Company amended and restated the terms of the Bridge Loan to extend the latest maturity date from October 1, 2021 to January 3, 2022. All other terms and conditions of the Bridge Loan remained the same. This Bridge Loan of $2,000 is included under short-term debt as of December 31, 2021. On January 4, 2022, the Company entered into a Securities Purchase Agreement with Edward D. Bagley, pursuant to which the Company issued and sold to Mr. Bagley, in a private placement 1,538,461 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share, at a purchase price of $1.30 per share of Common Stock. The consideration for the Shares was the cancellation and termination of Mr. Bagley’s outstanding bridge loan to the Company in the principal amount of $2,000 originally issued on July 2, 2021 and amended and restated on September 11, 2021. Mr. Bagley is an affiliate of the Company and the Company’s single largest stockholder.

Paycheck Protection Program Loan

On April 18, 2020, the Company, entered into a loan agreement with U.S. Bank National Association Bank, which provided for a loan in the principal amount of $1,499 (“PPP Loan”) pursuant to the Paycheck Protection Program under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The PPP Loan had a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for approximately sixteen months after the date of disbursement.

The Company's Paycheck Protection Program Loan ("PPP Loan") under the CARES Act was forgiven by Small Business Administration effective April 29, 2022. With this forgiveness, the Company is not required to repay the principal amount of $1,499 and the interest of $31. The Company received $953 back that it had already paid towards principal and interest payments toward the PPP Loan. The Company treated the forgiveness as extinguishment of debt in this quarter ended June 30, 2022 and reported the entire principal amount forgiven of $1,499 along with interest already accounted for of $29 as a gain on extinguishment of debt.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
Current portion of the PPP Loan included under short-term debt	$—	$761
Long-term portion of the PPP Loan included under long-term debt	—	—
Liability component total	$—	$761

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

Level 3 - Unobservable inputs.

The Company’s financial instruments are valued using observable inputs. The following table sets forth the fair value of the financial instruments re-measured by the Company as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
December 31, 2021
Corporate bonds and notes	$—	$1,440	$—	$1,440
Municipal bonds	—	1,570	—	1,570
Total	$—	$3,010	$—	$3,010

There were no financial instruments that were re-measured by the Company as of June 30, 2022.

11. Income Taxes

The current year loss did not result in income tax benefit due to recording a full valuation allowance against expected benefits. The valuation allowance was recorded as we concluded that it was more likely than not that our deferred tax assets were not realizable primarily due to the Company's recent pre-tax losses. Provision for income taxes for the six months ended June 30, 2022 mostly represents income tax expense recorded for jurisdictions outside the United States.

The Company had approximately $895 of uncertain tax positions as of June 30, 2022. Due to the inherent uncertainty of the underlying tax positions, it is not possible to forecast the payment of this liability for any particular year.

12. Subsequent events

None.

13. Commitments

We have manufacturing agreements with electronics manufacturing service (“EMS”) providers related to the outsourced manufacturing of our products. Certain manufacturing agreements establish annual volume commitments. We are also obligated to repurchase the Company-forecasted but unused materials. The Company has non-cancellable, non-returnable, and long-lead time commitments with its EMS providers and certain suppliers for inventory components that will be used in production. The Company’s purchase commitments under such agreements are approximately $6,383 as of June 30, 2022.

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

In early January 2022, we introduced DIALOG® 10 USB, the industry's only pro-quality, single-channel wireless USB microphone system offering professional-quality audio with USB connectivity for webcasting and cloud-based collaboration. In March 2022, this new USB wireless mic system won the 2022 NSCA Excellence in Product Innovation Award. One of only seven winners in this prestigious award program, the DIALOG 10 USB is the industry’s only pro-quality single-channel wireless microphone system with USB connectivity for webcasting and cloud-based collaboration such as Microsoft Teams, Zoom, WebEx, and GotoMeeting.  DIALOG 10 USB won its second award in May 2022 by winning the 2022 Top New Technology (TNT) Award in the Microphone category. In June 2022, at Infocomm 2022 in Las Vegas, Nevada, DIALOG 10 USB won two additional awards - Commercial Integrator 2022 BEST Award in the Microphones category and 2022 Sound & Video Contractor Magazine Infocomm Best in Market Award.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In early March 2022, we were awarded a new patent titled “Conferencing Apparatus”, that describes, among other things, a beamforming microphone array with acoustic echo cancellation and a set of configurable fixed beams. The patent goes on to describe performing a direction of arrival determination, and in response to that determination, selecting one or more of those fixed beams for audio transmission.

In early April 2022, a ClearOne patent issued titled “Ceiling Tile Microphone,” that claims, among other things, a ceiling tile beamforming microphone that is powered through Power over Ethernet (PoE). Later in the same month another ClearOne patent was granted, also titled “Ceiling Tile Microphone,” that claims, among other things, a ceiling tile microphone that includes beamforming, acoustic echo cancellation, and auto voice tracking.

In May 2022, for the sixth time since its groundbreaking debut in 2020, the ClearOne BMA 360 microphone has been recognized by the world’s most discerning AV buyers with the prestigious Best in Market Award at ISE 2022. The microphone was one of only three winners in this year’s award program. The Best in Market Award program is presented by leading industry publication Sound & Video Contractor at Integrated Systems Europe (ISE), the world’s largest AV and systems integration show. The program recognizes the most innovative technology within the AV industry, and the judges include respected AV and IT managers, directors, engineers, industry consultants and integrators.

During the first six months of 2022, we continued our efforts, primarily through litigation, to stop the infringement of our strategic patents. We believe the decision by the U.S. District Court in August 2019 granting our request for a preliminary injunction to prevent Shure from manufacturing, marketing, and selling its competing ceiling microphone array in an infringing configuration is an incredibly valuable ruling for ClearOne and its business. The decision validates the strength and importance of ClearOne’s intellectual property rights, recognizes ClearOne’s innovations in this space, and stops Shure from further infringing the Graham patent (U.S. Patent No. 9,813,806) pending a full trial. Although there can be no assurance of any outcome of a full trial, we believe this ruling will help pave the way for ClearOne’s recovery from the immense harm inflicted by Shure's infringement of our valuable patents. However, we are not getting the full benefits of the Court’s extraordinary remedy in the form of the preliminary injunction granted against Shure with respect to infringement of our ’806 Patent as we believe that Shure is still infringing ClearOne’s patent.

On September 1, 2020, the U.S. District Court of Northern Illinois held that "Shure has violated the preliminary injunction order and is found in contempt because it designed the MXA910-A in such a way that allows it to be easily installed flush in most ceiling grids". The Court also opined that, "[t]he record is clear and convincing that Shure - through its design choices - violated the injunction order by allowing integrators to install the MXA910-A in the enjoined flush configuration." Ultimately, the Court ordered that "Shure shall no longer manufacture, market, or sell the MXA910...". ClearOne's motion to accuse Shure's MXA910-US of infringing the '806 Patent is still pending with the Court.

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

In February 2022 we claimed another legal victory over Shure. The Patent Trial and Appeal Board (PTAB) of the United States Patent and Trademark Office (PTO) issued a final written decision confirming the patentability of all claims of ClearOne’s important U.S. Patent No. 10,728,653 (the “’653 Patent”). The ’653 Patent covers aspects of ClearOne’s revolutionary innovations in BMAs and relates to “a ceiling tile combined with [a] beamforming microphone array” that includes acoustic echo cancellation and “adaptive acoustic processing that automatically adjusts to a room configuration.” Shortly after the ’653 patent was issued in mid-2020, Shure initiated the case in yet another attempt to disrupt ClearOne’s patent rights, but the PTAB rejected each and every one of Shure’s seven challenges resulting in the latest in a long string of defeats for Shure.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We also continued our programs to cut costs and to speed up product development that we believe will enable us to get back to a growth path.

Overall revenue decreased by 5% in the second quarter of 2022 when compared to the second quarter of 2021, primarily due to a significant decrease in revenues from video products and a further decrease in revenues from microphones, which were partially offset by an increase in revenues from audio conferencing products. Overall revenue increased by 1% during the first six months of 2022 when compared to revenue in the first six months of 2021 due to increases in revenues from audio conferencing products and microphones, which were partially offset by a decrease in revenues from video products.  Despite the negative impact of COVID-19 and the infringement of our patents by Shure on all professional installed products, our new solutions incorporating Beamforming Microphone Array Ceiling Tile ("BMA-CT") continued to result in overall Beamforming Microphone Array ("BMA") revenue being higher than last year. However, revenue from BMA products as well as from our pro audio products are still far below the levels prior to infringement of our patents. Our revenue is negatively impacted  due to on-going harm of infringement of ClearOne’s patents despite the preliminary injunction granted against Shure as we believe Shure continues to infringe certain of our patents and violates the preliminary injunction. The patent infringement also has negatively impacted directly the revenue from ClearOne’s other products not related to the infringed patents. Our revenue performance in 2022-Q2 and the first six months of 2022 was also impacted negatively due to increased costs associated with the electronic raw material supply shortages that have affected the global manufacturing of high tech products. We expect these supply shortages and associated increased costs to continue through at least the end of 2022.

Our gross profit margin decreased to 38.1% during the second quarter of 2022 from 44.3% during the second quarter of 2021. Our gross profit margin decreased to 37.7% during the first six months of 2022 compared to 43.5% during the first six months of 2021.

Net loss decreased from $1.6 million in the second quarter of 2021 to $0.3 million in the second quarter of 2022. Our net loss decreased from $3.2 million in the first half of 2021 to $2.2 million in the first half of 2022. The decrease in net loss was mainly due to the recognition of $1.5 million in gain from the forgiveness of CARES Act Paycheck Protection Program Loan, which was partially offset by (a) decrease in absolute gross profit dollars as a result of reduced gross margin, and (b) increased amortization costs relating to our capitalized patent defense costs.

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

Economic conditions, challenges and risks

The audio-visual products market is characterized by intense competition and rapidly evolving technology. Our competitors vary within each product category. Our installed professional audio conferencing products, which are our flagship product category, continue to be ahead of the competition despite the reduction in revenues. Our strength in this space is largely due to our fully integrated suite of products consisting of DSP mixers, a wide range of professional microphone products and video collaboration products. Despite our strong leadership position in the installed professional audio conferencing market, we face challenges to revenue growth due to the limited size of the market and pricing pressures from new competitors attracted to the commercial market due to higher margins.

Our video products and beamforming microphone arrays, especially the BMA 360 are critical to our long term growth. We face intense competition in this market from well-established market leaders as well as emerging players rich with marketing funds. We expect our strategy of combining curated audio solutions with our high quality professional cameras, and our high-end audio conferencing technology will generate high growth in the near future.

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

In December 2019, a novel strain of coronavirus (“COVID-19”) started spreading from China and was declared a pandemic. The COVID-19 pandemic caused severe global disruptions and had varying impact on our business. The installed audio conferencing market was negatively impacted due to lockdowns, postponement of projects and restrictions on the ability of installers to visit commercial sites. On the other hand, COVID-19 generated higher than normal demand for our video products and personal conferencing products due to the significant expansion of the work-from-home market. The extent of COVID-19’s effect on our operational and financial performance keeps evolving and depends on multiple factors including the severity and infectiousness of current and future virus strains, the effectiveness of vaccines especially on novel strains of COVID-19, government regulations, etc., all of which are uncertain and difficult to predict considering the rapidly evolving landscape. Supply chain disruptions primarily resulting from COVID-19 have caused significant fluctuations in our costs of goods resulting in a reduction of our gross margins in the first half of 2022. We expect these fluctuations to continue through at least the end of 2022. If the global economy’s recovery from the pandemic continues to experience supply chain disruptions, it could have a material adverse effect on our business, results of operations, financial condition and cash flows and adversely impact the trading price of our common stock.

Deferred Product Revenue

Deferred product revenue decreased to $43 thousand on June 30, 2022 compared to $54 thousand on December 31, 2021.

A detailed discussion of our results of operations follows below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the three and six months ended June 30, 2022

The following table sets forth certain items from our unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2022 (“2022-Q2”) ("2022-H1") and 2021 ("2021-Q2") ("2021-H1"), respectively, together with the percentage of total revenue which each such item represents:

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2022	2021	Change Favorable (Adverse) in %	2022	2021	Change Favorable (Adverse) in %
Revenue	$7,375	$7,735	(5)	$14,920	$14,773	$1
Cost of goods sold	4,568	4,311	(6)	9,297	8,346	(11)
Gross profit	2,807	3,424	(18)	5,623	6,427	(13)
Sales and marketing	1,562	1,755	11	3,122	3,328	6
Research and product development	1,177	1,487	21	2,530	2,761	8
General and administrative	1,717	1,668	(3)	3,473	3,348	(4)
Total operating expenses	4,456	4,910	9	9,125	9,437	3
Operating loss	(1,649)	(1,486)	(11)	(3,502)	(3,010)	(16)
Other income (expense), net	1,411	(92)	1,634	1,313	(209)	728
Loss before income taxes	(238)	(1,578)	85	(2,189)	(3,219)	32
Provision for income taxes	19	8	(138)	35	22	(59)
Net loss	$(257)	$(1,586)	84	(2,224)	(3,241)	31

Revenue

Our revenue decreased to $7.4 million in 2022-Q2 compared to $7.7 million in 2021-Q2 primarily due to a 31% decline in video products and a 3% decline in microphones, which were partially offset by a 6% increase in audio conferencing. Despite the overall decline in microphones, our BMA-CT and BMA 360 solutions continue to exhibit growth while our traditional ceiling mics suffered significant revenue decrease. Audio Conferencing category as a whole increased mainly due to a significantly strong revenue performance of our professional mixers. Video products suffered declines in 2022-Q2 compared to 2021-Q2 due to lack of demand for video products. During the second quarter of 2022, revenues from Americas declined by 13% primarily due to decreased revenues from USA despite revenue increases  from Latin America and Canada, while revenues from Asia Pacific, including the Middle East, India and Australia increased by a significant 37% primarily due to overall increase in revenues from India, the Middle East and Japan, and revenues from Europe and Africa decreased by 25% primarily due to significant revenue decrease from Southern Europe.

During the six months ended June 30, 2022 our revenues increased from $14.8 million to $14.9 million compared to same period in 2021 due to revenues from microphones increasing by 9%, video products decreasing by 26% and audio conferencing increasing by 9%. The increase in revenue from microphones continued to be led by our BMA-CT and BMA 360 solutions. Audio Conferencing category as a whole increased mainly due to a strong revenue performance by our professional mixers. During 2022-H1 Americas declined by 3%, Asia Pacific, including the Middle East and India increased by 13% and Europe and Africa declined by 5%. India, the Middle East and Northern Europe led in revenue growth while USA, China and Southern Europe suffered major revenue decreases.

We believe, although there can be no assurance, that we can return to generating operating profits through our strategic initiatives namely product innovation, cost reduction and defense of our intellectual property.

Costs of Goods Sold and Gross Profit

Cost of goods sold includes expenses associated with finished goods purchased from outsourced manufacturers, the repackaging of our products, our manufacturing and operations organization, property and equipment depreciation, warranty expense, freight expense, royalty payments, and the allocation of overhead expenses.

Our gross profit margin decreased from 44.3% during 2021-Q2 to 38.1% during 2022-Q2. The gross profit margin was negatively impacted due to increase in material costs due to continuing supply chain constraints, which was partially offset by reduced freight and tariff costs and a decrease in inventory obsolescence costs in 2022-Q2.

Our gross profit margin decreased from 43.5% during 2021-H1 to 37.7% during 2022-H1. The gross profit margin decreased primarily due to increase in material costs due to continuing supply chain constraints, which was partially offset by reduced freight and tariff costs and a decrease in inventory obsolescence costs in 2022-H1.

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our profitability in the near-term continues to depend significantly on our revenues from professional installed audio-conferencing products. We hold long-term inventory and if we are unable to sell our long-term inventory, our profitability might be affected by inventory write-offs and price mark-downs. Our long-term inventory includes approximately $0.5 million of wireless microphone-related finished goods and assemblies, $0.3 million of Converge Pro and Beamforming microphone array products, $0.7 million of video products, and $1.4 million of raw materials that will be used primarily for manufacturing professional audio conferencing products and BMA microphones. Any business changes that are adverse to these product lines could potentially impact our ability to sell our long-term inventory in addition to our current inventory.

Operating Expenses

Operating expenses include sales and marketing (“S&M”) expenses, research and product development (“R&D”) expenses and general and administrative (“G&A”) expenses. Total operating expenses were $4.5 million in 2022-Q2 compared to $4.9 million in 2021-Q2. Total operating expenses were $9.1 million for 2022-H1 compared to $9.4 million for 2021-H1. The following contains a more detailed discussion of expenses related to sales and marketing, research and product development, general and administrative, and other items.

Sales and Marketing - S&M expenses include selling, customer service, and marketing expenses such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses.

S&M expenses in 2022-Q2 decreased to $1.6 million from $1.8 million for 2021-Q2. The decreases in employment expenses and consultant expenses due to a reduction in the headcount were offset by an increase in trade-show related expenses.

S&M expenses for 2022-H1 decreased to $3.1 million from $3.3 million for 2021-H1. The decreases in employment expenses and consultant expenses due to a reduction in the headcount were offset by increases in trade-show related expenses and advertising.

Research and Product Development - R&D expenses include research and development, product line management, engineering services, and test and application expenses, including employee-related costs, outside services, expensed materials, depreciation, and an allocation of overhead expenses.

R&D expenses decreased to $1.2 million in 2022-Q2 compared to $1.5 million for 2021-Q2. The decrease was primarily due to reduction in employment expenses due to reduction in the headcount.

R&D expenses decreased to $2.5 million in 2022-H1, from $2.8 million in 2021-H1. The decrease in employment expenses due to reduction in the headcount was partially offset by increase in project-related expenses.

General and Administrative - G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs, and corporate administrative costs, including costs related to finance and human resources teams.

G&A expenses remained the same at $1.7 million in 2021-Q2 and 2022-Q2. The increase in amortization costs relating to our capitalized patent defense costs were partially offset by a reduction in legal expenses and consulting expenses.

G&A expenses increased from $3.3 million in 2021-H1 to $3.5 million in 2022-H1. The increases in amortization costs relating to our capitalized patent defense costs and insurance costs were partially offset by decreases in legal expenses and consulting expenses.

Other income (expense), net

Other income (expense), net includes interest income and foreign currency changes. Other income in 2022-Q2 and 2022-H1 includes $1.5 million recognized on the gain arising from the CARES Act Paycheck Protection Program loan forgiveness. Other items remained immaterial during the second quarter of 2022 and 2021.

Interest expense almost remained unchanged at $0.1 million in 2022-Q2 when compared to 2021-Q2. Interest expense remained consistent at $0.2 million in 2022-H1 and 2021-H1.

Provision for income taxes

During the six months ended of 2022 and 2021, we did not recognize any benefit from the losses incurred due to setting up of a full valuation allowance. Provision for income taxes recognized for 2022-Q2 and 2022-H1 primarily relates to foreign jurisdictions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2022, our cash and cash equivalents were approximately $1.2 million compared to $1.1 million as of December 31, 2021. Our working capital was $20.2 million and $18.0 million as of June 30, 2022 and December 31, 2021, respectively.

Net cash used in operating activities was approximately $2.7 million in 2022-H1, an increase of cash used in operating activities of approximately $3.7 million from $1.0 million of cash provided by operating activities in 2021-H1. The increase in cash outflow was due to a negative change in operating assets and liabilities of $2.8 million, and increase in net loss by $0.9 million after adjusting for non-cash charges.

Net cash provided by investing activities was $2.4 million in 2022-H1compared to net cash used in investing activities of $2.5 million in 2021-H1, a change in cash flow of $4.9 million. The change in cash flow was primarily due to (a) an increase in proceeds from sale of marketable securities net of any purchases from $0.9 million in 2021-H1 to $3.0 million in 2022-H2, and (b) a decrease in capitalized patent defense costs by $2.7 million.

Net cash provided by financing activities in 2022-H1 was a $0.4 million, comprised of a $0.8 million refund of the CARES Act Paycheck Protection Program Loan with interest offset by $0.4 million repayment of principal amounts due on senior convertible notes compared to cash used in financing activities of $0.2 million in 2021-H1, which consisted primarily of repayment of principal amounts due on senior convertible notes.

Capitalization of patent defense costs. We capitalize external legal costs incurred in the defense of our patents when we believe that a significant, discernible increase in value will result from the defense and a successful outcome of the legal action is probable. When we capitalize patent defense costs we amortize the costs over the remaining estimated useful life of the patents, which is 10 to 20 years. During 2022-Q2 we spent $0.3 million on legal costs related to the defense of our patents and capitalized the entire amount.

We are currently pursuing all available legal remedies to defend our strategic patents from infringement. We have already spent approximately $28.7 million from 2016 through June 30, 2022 towards this litigation and may be required to spend more to continue our legal defense. We believe the decision by the U.S. District Court in August 2019 granting our request for a preliminary injunction to prevent our competitor from manufacturing, marketing, and selling its competing ceiling microphone array in an infringing configuration is an incredibly valuable ruling for ClearOne and its business. We believe that the decision validates the strength and importance of ClearOne’s intellectual property rights, recognizes ClearOne’s innovations in this space, and stops our competitor from further infringing our Graham patent (U.S. Patent No. 9,813,806) pending a full trial. Although there can be no assurance of any outcome of a full trial, we believe this ruling will help pave the way for ClearOne’s recovery from the immense harm inflicted by our competitor's infringement of our valuable patents. However, we are not getting the full benefits of the Court’s extraordinary remedy in the form of the preliminary injunction granted against Shure with respect to infringement of our ’806 Patent as we believe that Shure is still infringing ClearOne’s patent. During September 2020, the U.S District Court of Northern Illinois held Shure in contempt for marketing and selling their new design in violation of the preliminary injunction.

As of June 30, 2022, our cash and cash equivalents were approximately $1,203 compared to $1,071 as of December 31, 2021. Our working capital was $20,162 as of June 30, 2022. Net cash used in operating activities was $2,692 for the six months ended June 30, 2022, an increase of $3,677 from $985 of cash provided by operating activities in the six months ended June 30, 2021. We are currently pursuing all available legal remedies to defend our strategic patents from infringement. We have already spent approximately $28,653 from 2016 through June 30, 2022 towards this litigation and may be required to spend more to continue our legal defense.  In order to maintain liquidity, we have been actively engaged in preserving cash by implementing company-wide cost reduction measures and raising additional capital. We raised additional capital in 2019 by issuing senior convertible notes, in 2020 by borrowing through the CARES Act Paycheck Protection Program and issuing common stock and warrants and in 2021 by issuing short-term notes and issuing common stock and warrants. In January 2022, we issued $2,000 in common stock as consideration for the cancellation and termination of the short-term notes. In addition, we have been generating additional cash as our inventory levels are brought down to historical levels.

We also believe that our core strategies of product innovation and prudent cost management will bring us back to profitability in the future. We believe, although there can be no assurance, that all of these measures and effective management of working capital, including collecting on the income tax receivable balance, will provide the liquidity needed to meet our operating needs through at least August 12, 2023. We also believe that our strong portfolio of intellectual property and our solid brand equity in the market will enable us to raise additional capital if and when needed to meet our short and long-term financing needs; however, there can be no assurance that, if needed, we will be successful in obtaining the necessary funds through equity or debt financing. If we need additional capital and are unable to secure financing, we may be required to further reduce expenses, delay product development and enhancement, or revise our strategy regarding ongoing litigation.

As of June 30, 2022, we had open purchase orders of approximately $6.4 million mostly for purchase of inventory.

As of June 30, 2022, we had inventory totaling $12.8 million, of which non-current inventory accounted for $3.0 million. This compares to total inventories of $13.6 million and non-current inventory of $3.6 million as of December 31, 2021.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2022 (in millions):

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 years
Senior convertible notes	$2.7	$0.8	$1.9	$—	$—
Operating lease obligations	1.4	0.6	0.8	—	—
Purchase obligations	6.4	6.4	—	—	—
Total	$10.5	$7.8	$2.7	$—	$—

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

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.     CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2022 was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial and Accounting Officer. Based upon this evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures are effective at a reasonable assurance level as of June 30, 2022.

There has been no change in the Company's internal control over financial reporting as of June 30, 2022, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company is involved in litigation against Shure Incorporated (“Shure”) as further described in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”), which information is incorporated herein by reference. The following recent developments amend and supplement the disclosure of the ongoing litigation proceedings against Shure as of June 30, 2022 as follows:

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

ClearOne, Inc., (Registrant)

	By:	/s/ Derek L. Graham
August 12, 2022		Derek L. Graham Interim Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Narsi Narayanan
August 12, 2022		Narsi Narayanan Chief Financial Officer (Principal Accounting and Principal Financial Officer)

