Form 10-Q
period 2022-09-30
CLEARONE INC
filed 2022-11-14
CIK 840715

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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

The number of shares of ClearOne common stock outstanding as of November 11, 2022 was 23,952,555.

1

 CLEARONE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CLEARONE, INC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,450	$1,071
Marketable securities	—	1,790
Receivables, net of allowance for doubtful accounts of $326	4,123	4,991
Inventories, net	9,708	10,033
Income tax receivable	7,535	7,535
Prepaid expenses and other assets	1,970	4,021
Total current assets	24,786	29,441
Long-term marketable securities	—	1,220
Long-term inventories, net	2,961	3,567
Property and equipment, net	552	744
Operating lease - right of use assets, net	1,088	1,537
Intangibles, net	23,783	25,086
Other assets	4,587	4,597
Total assets	$57,757	$66,192
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,052	$5,388
Accrued liabilities	2,477	2,549
Deferred product revenue	73	54
Short-term debt	855	3,481
Total current liabilities	5,457	11,472
Long-term debt, net	1,008	1,535
Operating lease liability, net of current	559	1,026
Other long-term liabilities	655	655
Total liabilities	7,679	14,688

Shareholders' equity:
Common stock, par value $0.001, 50,000,000 shares authorized, 23,952,555 and 22,410,126 shares issued and outstanding, respectively	24	22
Additional paid-in capital	74,886	72,795
Accumulated other comprehensive loss	(288)	(241)
Accumulated deficit	(24,544)	(21,072)
Total shareholders' equity	50,078	51,504
Total liabilities and shareholders' equity	$57,757	$66,192

See accompanying notes

CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(Dollars in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenue	$6,264	$6,992	$21,184	$21,765
Cost of goods sold	3,694	4,141	12,991	12,487
Gross profit	2,570	2,851	8,193	9,278

Operating expenses:
Sales and marketing	1,151	1,692	4,273	5,020
Research and product development	876	1,492	3,406	4,253
General and administrative	1,673	1,676	5,146	5,024
Total operating expenses	3,700	4,860	12,825	14,297

Operating loss	(1,130)	(2,009)	(4,632)	(5,019)

Interest expense	(90)	(150)	(285)	(369)
Other income (loss), net	(3)	7	1,505	17

Loss before income taxes	(1,223)	(2,152)	(3,412)	(5,371)

Provision for income taxes	25	17	60	39

Net loss	$(1,248)	$(2,169)	$(3,472)	$(5,410)

Basic weighted average shares outstanding	23,952,555	19,449,283	23,933,033	19,002,758
Diluted weighted average shares outstanding	23,952,555	19,449,283	23,933,033	19,002,758

Basic loss per share	$(0.05)	$(0.11)	$(0.15)	$(0.28)
Diluted loss per share	$(0.05)	$(0.11)	$(0.15)	$(0.28)

Comprehensive loss:
Net loss	$(1,248)	$(2,169)	$(3,472)	$(5,410)
Unrealized loss on available-for-sale securities, net of tax	—	(8)	(2)	(13)
Change in foreign currency translation adjustment	(22)	(4)	(45)	(26)
Comprehensive loss	$(1,270)	$(2,181)	$(3,519)	$(5,449)

See accompanying notes

CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share amounts)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(3,472)	$(5,410)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,390	2,042
Amortization of right-of-use assets	449	458
Share-based compensation expense	90	100
Provision for doubtful accounts, net	—	(1)
Change of inventory to net realizable value	221	798
Gain recognized on Paycheck Protection Plan Loan forgiveness	(1,528)	—
Changes in operating assets and liabilities:
Receivables	868	(48)
Inventories	710	1,724
Prepaid expenses and other assets	2,051	(973)
Accounts payable	(3,336)	65
Accrued liabilities	(54)	360
Income taxes receivable	—	(52)
Deferred product revenue	19	(66)
Operating lease liabilities	(468)	(474)
Net cash used in operating activities	(2,060)	(1,477)

Cash flows from investing activities:
Purchase of property and equipment	(17)	(39)
Purchase of intangibles	(93)	(220)
Capitalized patent defense costs	(642)	(5,348)
Proceeds from maturities and sales of marketable securities	3,008	1,971
Purchases of marketable securities	—	(526)
Net cash provided by (used in) investing activities	2,256	(4,162)

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants	—	9,288
Proceeds from issuance of short-term notes	—	2,000
Net proceeds from equity-based compensation programs	3	12
Paycheck Protection Program loan refund upon full forgiveness net of loan payments	768	—
Principal payments of long-term debt	(540)	(270)
Net cash provided by financing activities	231	11,030

Effect of exchange rate changes on cash and cash equivalents	(48)	(33)

Net increase in cash and cash equivalents	379	5,358
Cash and cash equivalents at the beginning of the period	1,071	3,803
Cash and cash equivalents at the end of the period	$1,450	$9,161

See accompanying notes

5

 CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share amounts)

The following is a summary of supplemental cash flow activities:

	Nine months ended September 30,
	2022	2021
Cash paid for income taxes	$68	$91
Cash paid for interest	140	200

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

These accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are not audited. Certain information and footnote disclosures that are usually included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been either condensed or omitted in accordance with SEC rules and regulations. The accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of September 30, 2022 and December 31, 2021, the results of operations for the three and nine months ended September 30, 2022 and 2021, and the cash flows for the nine months ended September 30, 2022 and 2021. The results of operations for the three and nine months ended September 30, 2022 and 2021 are not necessarily indicative of the results for a full-year period. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC.

Significant Accounting Policies:

The significant accounting policies were described in Note 1 to the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2021. There have been no changes to these policies during the September 30, 2022 that are of significance or potential significance to the Company.

Recent accounting pronouncements: The Company has determined that recently issued accounting standards will not have a material impact on its consolidated financial position, results of operations or cash flows.

Liquidity:

As of September 30, 2022, our cash and cash equivalents were approximately $1,450 compared to $1,071 as of December 31, 2021. Our working capital was $19,329 as of September 30, 2022. Net cash used in operating activities was $2,060 for the nine months ended September 30, 2022, an increase of $583 from $1,477 of cash used in operating activities in the nine months ended September 30, 2021. The Company is currently pursuing all reasonably available legal remedies to defend its strategic patents from infringement. The Company has already spent approximately $28,798 from 2016 through September 30, 2022 towards this litigation and may be required to spend more to continue its legal defense.  In order to maintain liquidity, the Company has been actively engaged in preserving cash by implementing company-wide cost reduction measures and raising additional capital. The company raised additional capital in 2019 by issuing senior convertible notes, in 2020 by borrowing through the CARES Act Paycheck Protection Program and issuing common stock and warrants and in 2021 by issuing short-term notes and issuing common stock and warrants. In January 2022, the Company issued $2,000 in common stock as consideration for the cancellation and termination of the short-term notes. In October 2022, the Company issued short term notes to raise $2,000. In addition, the Company has been generating additional cash as our inventory levels are brought down to historical levels.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

The Company also believes that the Company's core strategies of product innovation and prudent cost management will bring the company back to profitability in the future. The Company believes, although there can be no assurance, that all of these measures and effective management of working capital, including collecting on the income taxes receivable balance, will provide the liquidity needed to meet our operating needs through at least November 14, 2023. The Company also believes that its strong portfolio of intellectual property and its solid brand equity in the market will enable it to raise additional capital if and when needed to meet its short and long-term financing needs; however, there can be no assurance that, if needed, the Company will be successful in obtaining the necessary funds through equity or debt financing. If the Company needs additional capital and is unable to secure financing, it may be required to further reduce expenses, delay product development and enhancement, or revise its strategy regarding ongoing litigation.

2. Revenue Information

The following table disaggregates the Company’s revenue into primary product groups:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Audio conferencing	$3,201	$2,916	$9,655	$8,847
Microphones	2,475	2,659	8,525	8,227
Video products	588	1,417	3,004	4,691
	$6,264	$6,992	$21,184	$21,765

The following table disaggregates the Company’s revenue into major regions:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
North and South America	$3,251	$3,419	$10,211	$10,583
Asia Pacific (includes Middle East, India and Australia)	2,018	2,130	6,560	6,153
Europe and Africa	995	1,443	4,413	5,029
	$6,264	$6,992	$21,184	$21,765

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

3. Loss Per Share

Loss per common share is computed based on the weighted-average number of common shares outstanding and, when appropriate, dilutive potential common stock outstanding during the period. Stock options, warrants and the convertible portion of senior convertible notes are considered to be potential common stock. The computation of diluted earnings (loss) per share does not assume exercise or conversion of securities that would have an anti-dilutive effect.

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

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(1,248)	$(2,169)	$(3,472)	$(5,410)
Denominator:
Basic weighted average shares outstanding	23,952,555	19,449,283	23,933,033	19,002,758
Dilutive common stock equivalents using treasury stock method	—	—	—	—
Diluted weighted average shares outstanding	23,952,555	19,449,283	23,933,033	19,002,758

Basic loss per common share	$(0.05)	$(0.11)	$(0.15)	$(0.28)
Diluted loss per common share	$(0.05)	$(0.11)	$(0.15)	$(0.28)

Weighted average options, warrants and convertible portion of senior convertible notes outstanding	6,694,433	4,240,247	6,896,803	3,826,807
Anti-dilutive options, warrants and convertible portion of senior convertible notes not included in the computation	6,694,433	4,240,247	6,896,803	3,826,807

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

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of securities at December 31, 2021 were as follows.

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
December 31, 2021
Available-for-sale securities:
Corporate bonds and notes	$1,434	$8	$(2)	$1,440
Municipal bonds	1,573	—	(3)	1,570
Total available-for-sale securities	$3,007	$8	$(5)	$3,010

There were no available-for-sale securities as of September 30, 2022.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

5. Intangible Assets

Intangible assets as of September 30, 2022 and December 31, 2021 consisted of the following:

	Estimated useful lives (years)			September 30, 2022	December 31, 2021
Tradename	5	to	7	$555	$555
Patents and technological know-how	10	to	20	34,288	33,553
Proprietary software	3	to	15	2,981	2,981
Other	3	to	5	323	323
Total intangible assets				38,147	37,412
Accumulated amortization				(14,364)	(12,326)
Total intangible assets, net				$23,783	$25,086

The amortization of intangible assets for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Amortization of intangible assets	$686	$582	$2,038	$1,636

The estimated future amortization expense of intangible assets is as follows:

Years ending December 31,	Amount
2022 (Remainder)	$689
2023	2,748
2024	2,484
2025	2,423
2026	2,423
Thereafter	13,016
Total	$23,783

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

6. Inventories

Inventories, net of reserves, as of September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022	December 31, 2021
Current:
Raw materials	$4,835	$4,085
Finished goods	4,873	5,948
	$9,708	$10,033

Long-term:
Raw materials	$1,380	$1,980
Finished goods	1,581	1,587
	$2,961	$3,567

Long-term inventory represents inventory held in excess of our current (next 12 months) requirements based on our recent sales and forecasted level of sales. We expect to sell the above inventory, net of reserves, at or above the stated cost and believe that no loss will be incurred on its sale, although there can be no assurance of the timing or amount of any sales.

Net loss incurred on valuation of inventory at lower of cost or market value and write-off of obsolete inventory for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net loss incurred on valuation of inventory at lower of cost or market value and write-off of obsolete inventory	$194	$116	$221	$798

7. Leases

Rent expense is recognized on a straight-line basis over the period of the lease taking into account future rent escalation and holiday periods.

Rent expense for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Rent expense	$169	$181	$518	$540

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

The Company occupied a 950 square-foot facility in Austin, Texas under the terms of an operating lease that expired in October 2022. This facility supported the Company's sales, marketing, customer support, and research and development activities.

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

Supplemental cash flow information related to leases was as follows:

	Nine months ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$531	$502
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$212

Supplemental balance sheet information related to leases was as follows:

	September 30, 2022	December 31, 2021
Operating lease right-of-use assets	$1,088	$1,537

Current portion of operating lease liabilities, included in accrued liabilities	$622	$623
Operating lease liabilities, net of current portion	559	1,026
Total operating lease liabilities	$1,181	$1,649

Weighted average remaining lease term for operating leases (in years)	1.83	2.64
Weighted average discount rate for operating leases	5.91%	5.87%

The following represents maturities of operating lease liabilities as of September 30, 2022:

Years ending December 31,
2022 (Remainder)	$172
2023	671
2024	343
2025	69
2026	—
Total lease payments	1,255
Less: Imputed interest	(74)
Total	$1,181

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

8. Shareholders' Equity

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Common stock and additional paid-in capital
Balance, beginning of period	$74,885	$63,450	$72,817	$63,378
Issuance of common stock and warrants, net	—	9,288	2,000	9,288
Share-based compensation expense	24	35	90	100
Proceeds from employee stock purchase plan	1	5	3	12
Balance, end of period	$74,910	$72,778	$74,910	$72,778

Accumulated other comprehensive loss
Balance, beginning of period	$(266)	$(213)	$(241)	$(186)
Unrealized loss on available-for-sale securities, net of tax	—	(8)	(2)	(13)
Foreign currency translation adjustment	(22)	(4)	(45)	(26)
Balance, end of period	$(288)	$(225)	$(288)	$(225)

Accumulated deficit
Balance, beginning of period	$(23,296)	$(16,619)	$(21,072)	$(13,378)
Net loss	(1,248)	(2,169)	(3,472)	(5,410)
Balance, end of period	$(24,544)	$(18,788)	$(24,544)	$(18,788)

Total shareholders' equity	$50,078	$53,765	$50,078	$53,765

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

The original issue discount and issuance costs are netted against the liability. The following table represents the carrying value of Notes and Warrants:

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

	September 30, 2022	December 31, 2021
Liability component:
Principal	$2,100	$2,640
Less: debt discount and issuance costs, net of amortization	(237)	(385)
Net carrying amount	$1,863	$2,255
Equity component(1):
Warrants	$318	$318
Conversion feature	122	122
Net carrying amount	$440	$440

Current portion of liability component included under short-term debt	$855	$720
Long-term portion of liability component included under long-term debt	1,245	1,920
Liability component total	$2,100	$2,640

(1) Recorded on the condensed consolidated balance sheets as additional paid-in capital.

Debt discount and issuance costs are amortized over the life of the note to interest expense using the effective interest method. During the three and nine months ended September 30, 2022, amortization of debt discount and issuance costs was $49 and $147, respectively and for the three and nine months ended September 30, 2021, amortization of debt discount and issuance costs was $49 and $147, respectively. The following table represents schedule of maturities of principal amount contained in the Notes as of September 30, 2022:

Year ending December 31,	Principal Amount Maturing
2022 (Remainder)	$180
2023	1,920
2024	—
2025	—
Total principal amount	$2,100

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

The Company's Paycheck Protection Program Loan ("PPP Loan") under the CARES Act was forgiven by Small Business Administration effective April 29, 2022. With this forgiveness, the Company is not required to repay the principal amount of $1,499 and the interest of $31. The Company received $953 back that it had already paid towards principal and interest payments toward the PPP Loan. The Company treated the forgiveness as extinguishment of debt in this quarter ended September 30, 2022 and reported the entire principal amount forgiven of $1,499 along with interest already accounted for of $29 as a gain on extinguishment of debt.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

	September 30, 2022	December 31, 2021
Current portion of the PPP Loan included under short-term debt	$—	$761
Long-term portion of the PPP Loan included under long-term debt	—	—
Liability component total	$—	$761

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

Level 3 - Unobservable inputs.

The Company’s financial instruments are valued using observable inputs. The following table sets forth the fair value of the financial instruments re-measured by the Company as of September 30, 2022 and December 31, 2021:

	Level 1	Level 2	Level 3	Total
December 31, 2021
Corporate bonds and notes	$—	$1,440	$—	$1,440
Municipal bonds	—	1,570	—	1,570
Total	$—	$3,010	$—	$3,010

There were no financial instruments that were re-measured by the Company as of September 30, 2022.

11. Income Taxes

The current year loss did not result in income tax benefit due to recording a full valuation allowance against expected benefits. The valuation allowance was recorded as we concluded that it was more likely than not that our deferred tax assets were not realizable primarily due to the Company's recent pre-tax losses. Provision for income taxes for the nine months ended September 30, 2022 mostly represents income tax expense recorded for jurisdictions outside the United States.

The Company had approximately $895 of uncertain tax positions as of September 30, 2022. Due to the inherent uncertainty of the underlying tax positions, it is not possible to forecast the payment of this liability for any particular year.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited - Dollars in thousands, except per share amounts)

12. Subsequent events

On October 28, 2022 the Company obtained a bridge loan in the principal amount of $2,000 from Edward D. Bagley (the “2022 Bridge Loan”), an affiliate of the Company. The 2022 Bridge Loan is evidenced by a promissory note dated October 28, 2022 (the “2022 Note”) issued by the Company to Mr. Bagley.  The 2022 Note bears interest at a rate of 12.0% per annum and matures on October 28, 2023. Mr. Bagley is an affiliate of the Company and the Company’s single largest stockholder.

13. Commitments

We have manufacturing agreements with electronics manufacturing service (“EMS”) providers related to the outsourced manufacturing of our products. Certain manufacturing agreements establish annual volume commitments. We are also obligated to repurchase the Company-forecasted but unused materials. The Company has non-cancellable, non-returnable, and long-lead time commitments with its EMS providers and certain suppliers for inventory components that will be used in production. The Company’s purchase commitments under such agreements are approximately $2,226 as of September 30, 2022.

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

Throughout 2022, we have continued our efforts to protect our intellectual property rights, primarily through litigation. See Part II, Item 1. Legal Proceedings.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We also continued our programs to cut costs and to speed up product development that we believe will enable us to get back to a growth path.

Overall revenue decreased by 10% in the third quarter of 2022 when compared to the third quarter of 2021, primarily due to a significant decrease in revenues from video products and a further decrease in revenues from microphones, which were partially offset by an increase in revenues from audio conferencing products. Overall revenue decreased by 3% during the first nine months of 2022 when compared to revenue in the first nine months of 2021 due to decrease in revenue from video products, which was largely offset by an increase in revenues from audio conferencing products and microphones.  Despite the negative consequences of global supply chain issues and the infringement of our patents on professional installed products, our new solutions incorporating Beamforming Microphone Array Ceiling Tile ("BMA-CT") continued to result in overall Beamforming Microphone Array ("BMA") revenue being higher than last year. However, revenue from BMA products as well as from our pro audio products are still far below the levels prior to infringement of our patents. Our revenue performance in 2022-Q3 was also impacted negatively due to our inability to source adequate inventory to meet the demand for professional audio products and BMA due to the ongoing transition of manufacturing of our products from China to Singapore by our EMS provider and the increased costs associated with the electronic raw material supply shortages that have affected the global manufacturing of high tech products. We expect these supply shortages and associated increased costs to continue through at least the end of 2022.

Our gross profit margin increased modestly to 41.0% during the third quarter of 2022 from 40.8% during the third quarter of 2021. Our gross profit margin decreased to 38.7% during the first nine months of 2022 compared to 42.6% during the first nine months of 2021.

Net loss decreased from $2.2 million in the third quarter of 2021 to $1.2 million in the third quarter of 2022. Our net loss decreased from $5.4 million in the first nine-month of 2021 to $3.5 million in the first nine-month of 2022. The decrease in net loss was mainly due to (a) the recognition of $1.5 million in gain from the forgiveness of CARES Act Paycheck Protection Program Loan and (b) a decrease of $1.9 million in operating expenses after excluding amortization costs relating to our capitalized patent defense costs, which were partially offset by (c) decrease in absolute gross profit dollars as a result of reduced gross margin, and (d) increased amortization costs relating to our capitalized patent defense costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Industry conditions

We operate in a very dynamic and highly competitive industry which is dominated on the one hand by a few players with respect to certain products like video conferencing appliances while on the other influenced heavily by a fragmented reseller market consisting of numerous regional and local players. The industry is also characterized by venture capitalist funded start-ups and private companies willing to fund cumulative cash losses in order to gain market share and achieve certain non-financial goals.

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

Our video products and beamforming microphone arrays, especially the BMA 360, are critical to our long term growth. We face intense competition in this market from well-established market leaders as well as emerging players rich with marketing funds. We expect our strategy of combining curated audio solutions with our high quality professional cameras, and our high-end audio conferencing technology will generate high growth in the near future.

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

The COVID-19 pandemic caused severe global disruptions and had varying impact on our business. The installed audio conferencing market was negatively impacted due to lockdowns, postponement of projects and restrictions on the ability of installers to visit commercial sites. On the other hand, COVID-19 generated higher than normal demand for our video products and personal conferencing products due to the significant expansion of the work-from-home market. The extent of COVID-19’s effect on our operational and financial performance keeps evolving and depends on multiple factors including the severity and infectiousness of current and future virus strains, the effectiveness of vaccines especially on novel strains of COVID-19, government regulations, etc., all of which are uncertain and difficult to predict considering the rapidly evolving landscape. Supply chain disruptions primarily resulting from COVID-19 have caused significant fluctuations in our costs of goods resulting in a reduction of our gross margins in the first nine months of 2022. We expect these fluctuations to continue through at least the end of 2022. If the global economy’s recovery from the pandemic continues to experience supply chain disruptions, it could have a material adverse effect on our business, results of operations, financial condition and cash flows and adversely impact the trading price of our common stock.

Deferred Product Revenue

Deferred product revenue increased to $73 thousand on September 30, 2022 compared to $54 thousand on December 31, 2021.

A detailed discussion of our results of operations follows below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the three and nine months ended September 30, 2022

The following table sets forth certain items from our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2022 (“2022-Q3”) ("2022-YTD") and 2021 ("2021-Q3") ("2021-YTD"), respectively, together with the percentage of total revenue which each such item represents:

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2022	2021	Change Favorable (Adverse) in %	2022	2021	Change Favorable (Adverse) in %
Revenue	$6,264	$6,992	(10)	$21,184	$21,765	$(3)
Cost of goods sold	3,694	4,141	11	12,991	12,487	(4)
Gross profit	2,570	2,851	(10)	8,193	9,278	(12)
Sales and marketing	1,151	1,692	32	4,273	5,020	15
Research and product development	876	1,492	41	3,406	4,253	20
General and administrative	1,673	1,676	0	5,146	5,024	(2)
Total operating expenses	3,700	4,860	24	12,825	14,297	10
Operating loss	(1,130)	(2,009)	44	(4,632)	(5,019)	8
Other income (expense), net	(93)	(143)	35	1,220	(352)	447
Loss before income taxes	(1,223)	(2,152)	43	(3,412)	(5,371)	36
Provision for income taxes	25	17	(47)	60	39	(54)
Net loss	$(1,248)	$(2,169)	42	(3,472)	(5,410)	36

Revenue

Our revenue decreased to $6.3 million in 2022-Q3 compared to $7.0 million in 2021-Q3 primarily due to a 59% decline in video products and a 7% decline in microphones, which were partially offset by a 10% increase in audio conferencing. Our revenues, especially with respect to BMA and professional audio conferencing products were negatively impacted by our inability to source adequate inventory to meet the demand for professional audio products and BMA due to the ongoing transition of manufacturing of our products from China to Singapore by our EMS provider. Our wireless mics and traditional ceiling mics registered significant revenue increases in 2022-Q3. The audio conferencing category as a whole increased mainly due to a significantly strong revenue performance of our professional mixers while other categories declined in revenues. Video products suffered declines in 2022-Q3 compared to 2021-Q3 due to lack of demand for video cameras as well as video conferencing equipment. During the third quarter of 2022, revenues from Americas declined by 5% primarily due to decreased revenues from Latin America. During 2022-Q3 revenues from the Asia Pacific, including the Middle East, India and Australia decline by 5% primarily due to declines in revenues from all sub-markets except the Middle East, Japan and Korea, with the Middle East showing significant increase in revenues. Finally, revenues from Europe and Africa decreased significantly by 31% in 2022-Q3 primarily due to decreases across all the sub-markets except Southern Europe.

During the nine months ended September 30, 2022 our revenues decreased from $21.8 million to $21.2 million compared to the same period in 2021 due to revenue from video products decreasing by 36%, microphones increasing by 4%, and audio conferencing increasing by 9%. The increase in revenue from microphones was due to growth in revenues from all categories of microphones. The audio conferencing category as a whole increased mainly due to a strong revenue performance by our professional mixers. During 2022-YTD Americas declined by 4%, Asia Pacific, including the Middle East and India increased by 7% and Europe and Africa declined by 12%. India, the Middle East and Northern Europe led in revenue growth while Latina America, China and Southern Europe suffered major revenue decreases.

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

Our gross profit margin increased from 40.8% during 2021-Q3 to 41.0% during 2022-Q3. The gross profit margin was negatively impacted due to increases in material costs due to continuing supply chain constraints and an increase in inventory obsolescence, which were partially offset by reduced freight, tariff costs and overhead costs.

Our gross profit margin decreased from 42.6% during 2021-YTD to 38.7% during 2022-YTD. The gross profit margin decreased primarily due to increases in material costs due to continuing supply chain constraints, which was partially offset by reduced inventory obsolescence costs, freight, tariff costs and overhead costs in 2022-YTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our profitability in the near-term continues to depend significantly on our revenues from professional installed audio-conferencing products. We hold long-term inventory and if we are unable to sell our long-term inventory, our profitability might be affected by inventory write-offs and price mark-downs. Our long-term inventory includes approximately $0.5 million of wireless microphone-related finished goods and assemblies, $0.2 million of Converge Pro and Beamforming microphone array products, $0.8 million of video products, and $1.3 million of raw materials that will be used primarily for manufacturing professional audio conferencing products and BMA microphones. Any business changes that are adverse to these product lines could potentially impact our ability to sell our long-term inventory in addition to our current inventory.

Operating Expenses

Operating expenses include sales and marketing (“S&M”) expenses, research and product development (“R&D”) expenses and general and administrative (“G&A”) expenses. Total operating expenses were $3.7 million in 2022-Q3 compared to $4.9 million in 2021-Q3. Total operating expenses were $12.8 million for 2022-YTD compared to $14.3 million for 2021-YTD. The following contains a more detailed discussion of expenses related to sales and marketing, research and product development, general and administrative, and other items.

Sales and Marketing - S&M expenses include selling, customer service, and marketing expenses such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses.

S&M expenses in 2022-Q3 decreased to $1.2 million from $1.7 million for 2021-Q3. The decrease was primarily due to decreases in employment expenses and consultant expenses due to a reduction in the headcount and due to decrease in commissions paid to employees and consultants.

S&M expenses for 2022-YTD decreased to $4.3 million from $5.0 million for 2021-YTD. The decrease was primarily due to decreases in employment expenses and consultant expenses due to a reduction in the headcount and due to decrease in commissions paid to employees and consultants. This overall decrease was partially offset by increase in trade-show related costs.

Research and Product Development - R&D expenses include research and development, product line management, engineering services, and test and application expenses, including employee-related costs, outside services, expensed materials, depreciation, and an allocation of overhead expenses.

R&D expenses decreased to $0.9 million in 2022-Q3 compared to $1.5 million for 2021-Q3. The decrease was primarily due to reduction in employment expenses due to reduction in the headcount and a decrease in project-related expenses.

R&D expenses decreased to $3.4 million in 2022-YTD, from $4.3 million in 2021-YTD. The decrease was primarily due to reduction in employment expenses due to reduction in the headcount and a decrease in project-related expenses.

General and Administrative - G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs, and corporate administrative costs, including costs related to finance and human resources teams.

G&A expenses remained almost the same at $1.7 million in 2021-Q3 and 2022-Q3. The reduction in employee related expenses were partially offset by an increase in amortization costs relating to our capitalized patent defense costs.

G&A expenses increased from $5.0 million in 2021-YTD to $5.1 million in 2022-YTD. The increases in amortization costs relating to our capitalized patent defense costs and insurance costs were partially offset by decreases in employee-related expenses, legal expenses and consulting expenses.

Other income (expense), net

Other income (expense), net includes interest income and foreign currency changes. Other income during the first nine months of 2022 includes $1.5 million recognized on the gain arising from the CARES Act Paycheck Protection Program loan forgiveness. Other items remained immaterial during the third quarter of 2022 and 2021.

Interest expense decreased to $0.1 million in 2022-Q3 compared to $0.2 million in 2021-Q3. Interest expense decreased to $0.3 million in 2022-YTD compared to $0.4 million in 2021-YTD.

Provision for income taxes

During the nine months ended of 2022 and 2021, we did not recognize any benefit from the losses incurred due to setting up a full valuation allowance. Provision for income taxes recognized for 2022-Q3 and 2022-YTD primarily relates to foreign jurisdictions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2022, our cash and cash equivalents were approximately $1.5 million compared to $1.1 million as of December 31, 2021. Our working capital was $19.3 million and $18.0 million as of September 30, 2022 and December 31, 2021, respectively.

Net cash used in operating activities was approximately $2.1 million in 2022-YTD, an increase of cash used in operating activities of approximately $0.6 million from $1.5 million of cash provided by operating activities in 2021-YTD. The increase in cash outflow was due to a negative change in operating assets and liabilities of $0.7 million, partially offset by a decrease in net loss by $0.2 million after adjusting for non-cash charges.

Net cash provided by investing activities were $2.3 million in 2022-YTD compared to net cash used in investing activities of $4.2 million in 2021-YTD, a change in cash flow of $6.4 million. The change in cash flow was primarily due to (a) an increase in proceeds from sale of marketable securities net of any purchases in 2021-YTD to $1.5 million, and (b) a decrease in capitalized patent defense costs by $4.9 million.

Net cash provided by financing activities in 2022-YTD was $0.2 million, comprised primarily of a $0.8 million refund of the CARES Act Paycheck Protection Program Loan with interest offset by $0.5 million repayment of principal amounts due on senior convertible notes. In comparison, cash provided by financing activities was $11.0 million in 2021-YTD, which consisted primarily of issuance of common stock and borrowing through issuance of short-term notes partially offset by repayment of a portion of senior convertible debt.

Capitalization of patent defense costs. We capitalize external legal costs incurred in the defense of our patents when we believe that a significant, discernible increase in value will result from the defense and a successful outcome of the legal action is probable. When we capitalize patent defense costs we amortize the costs over the remaining estimated useful life of the patents, which is 15 to 17 years. During the nine months ended September 30, 2022 we spent $0.6 million on legal costs related to the defense of our patents and capitalized the entire amount.

We are currently pursuing all reasonably available legal remedies to defend our strategic patents from infringement. See Part II, Item1. Legal Proceedings. We have already spent approximately $28.8 million from 2016 through September 30, 2022 towards this litigation and may be required to spend more to continue our legal defense.

As of September 30, 2022, our cash and cash equivalents were approximately $1.5 million compared to $1.1 million as of December 31, 2021. Our working capital was $19.3 million as of September 30, 2022. Net cash used in operating activities was $2.1 million for the nine months ended September 30, 2022, an increase of $0.6 million from $1.5 million of cash used in operating activities in the nine months ended September 30, 2021.  In order to maintain liquidity, we have been actively engaged in preserving cash by implementing company-wide cost reduction measures and raising additional capital. We raised additional capital in 2019 by issuing senior convertible notes, in 2020 by borrowing through the CARES Act Paycheck Protection Program and issuing common stock and warrants and in 2021 by issuing short-term notes and issuing common stock and warrants. In January 2022, we issued $2,000 in common stock as consideration for the cancellation and termination of the short-term notes. In addition, we have been generating additional cash as our inventory levels are brought down to historical levels.

We also believe that our core strategies of product innovation and prudent cost management will bring us back to profitability in the future. We believe, although there can be no assurance, that all of these measures and effective management of working capital, including collecting on the income tax receivable balance, will provide the liquidity needed to meet our operating needs through at least November 14, 2023. We also believe that our strong portfolio of intellectual property and our solid brand equity in the market will enable us to raise additional capital if and when needed to meet our short and long-term financing needs; however, there can be no assurance that, if needed, we will be successful in obtaining the necessary funds through equity or debt financing. If we need additional capital and are unable to secure financing, we may be required to further reduce expenses, delay product development and enhancement, or revise our strategy regarding ongoing litigation.

As of September 30, 2022, we had open purchase orders of approximately $2.2 million mostly for purchase of inventory.

As of September 30, 2022, we had inventory totaling $12.7 million, of which non-current inventory accounted for $3.0 million. This compares to total inventories of $13.6 million and non-current inventory of $3.6 million as of December 31, 2021.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2022 (in millions):

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 years
Senior convertible notes	$2.1	$0.9	$1.2	$—	$—
Operating lease obligations	1.2	0.6	0.6	—	—
Purchase obligations	2.2	2.2	—	—	—
Total	$5.5	$3.7	$1.8	$—	$—

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

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.     CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2022 was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial and Accounting Officer. Based upon this evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures are effective at a reasonable assurance level as of September 30, 2022.

There has been no change in the Company's internal control over financial reporting as of September 30, 2022, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company is involved in litigation against Shure Incorporated (“Shure”) as further described in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”), which information is incorporated herein by reference. The following recent developments amend and supplement the disclosure of the ongoing litigation proceedings against Shure as of September 30, 2022 as follows:

Shure, Incorporated v. ClearOne, Inc., 17-cv-3078 (N.D. of Illinois)

The Company filed a motion asking the Court to schedule a trial date, but the Court denied that request without prejudice on April 7, 2022.

On September 26, 2022, the Court granted the parties’ joint request to stay the proceedings to engage in settlement negotiations until November 22, 2022. The Court also terminated the pending motions without prejudice to be reinstated immediately if settlement negotiations are unsuccessful.

On October 3, 2022, the Executive Committee of the Northern District of Illinois reassigned this case from Judge Chang to Judge Maldonado to form the initial calendar of Judge Maldonado.

ClearOne, Inc. v. Shure, Incorporated, 19-cv-02421 (N.D. of Illinois)

The Company filed a motion asking the Court to schedule a trial date, but the Court denied that request without prejudice on April 7, 2022.

On September 26, 2022, the Court granted the parties’ joint request to stay the proceedings to engage in settlement negotiations until November 22, 2022. The Court also terminated the pending motions without prejudice to be reinstated immediately if settlement negotiations are unsuccessful.

On October 3, 2022, the Executive Committee of the Northern District of Illinois reassigned this case from Judge Chang to Judge Maldonado to form the initial calendar of Judge Maldonado.

Shure, Incorporated v. ClearOne, Inc., 19-cv-1343 (D. of Delaware)

On August 15, 2022, the Court granted the Company’s request to set a trial date on its counterclaims of unfair competition and tortious interference with business relations, scheduling trial for July 5, 2023. The Court also denied Shure’s motion to stay proceedings on ClearOne’s counterclaims.

Item 1A. RISK FACTORS

The risk factor set forth below supplements and should be read in conjunction with the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021:

Our common stock trades at prices less than $1.00 which is the minimum bid price requirement under Nasdaq’s continued listing standards, as such our common stock may be subject to delisting from the Nasdaq Capital Market.

On March 22, 2022, we received a letter (the “Notice”) from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) informing us that because the closing bid price for the Company’s common stock listed on Nasdaq was below $1.00 for 30 consecutive trading days, we are not in compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Marketplace Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), we were granted a period of 180 calendar days from March 22, 2022, or until September 19, 2022, to regain compliance with the Minimum Bid Price Requirement. Our common stock has continued to trade below $1.00 per share, and the closing price of our common stock on November 8, 2022 was $0.53.

On September 20, 2022, the Company received a letter from Nasdaq advising that the Company has been granted a 180-day extension to March 20, 2023 to regain compliance with the Minimum Bid Price Requirement, in accordance with Nasdaq Listing Rule 5810(c)(3)(A). If compliance is not achieved within the 180-day extension period, Nasdaq would provide written notification to us that our common stock is subject to delisting. In the event that we fail to regain compliance with Nasdaq continued listing standards by March 20, 2023, Nasdaq will commence suspension and delisting procedures with respect to our common stock, which could impair the value of your investment.

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

We are subject to governmental export and import requirements that could subject us to liability and restrict our ability to sell our products and services, which could impair our ability to compete in international markets.

We are subject to export controls and economic sanctions laws and regulations that restrict selling, shipping or transmitting our products and services and transferring our technology outside the United States. These requirements also restrict domestic release of software and technology to foreign nationals. In addition, we are subject to customs and other import requirements that regulate imports that are important for our business. If we fail to comply with the U.S. Export Administration Regulations or other U.S. or non-U.S. export requirements (collectively, the “Export Regulations”), we could be subject to substantial civil and criminal penalties, including fines for the Company and the possible loss of the ability to engage in exporting and other international transactions. Due to the nature of our business and technology, the Export Regulations may also subject us to governmental inquiries regarding transactions between us and certain foreign entities.

In October 2022 the U.S. Bureau of Industry and Security (the “BIS”) promulgated broad, novel restrictions that could cover supply of our products and other aspects of our business in connection with China. Also, BIS has placed certain entities on its entity list (the “Entity List”), which restricts supply of items to or in connection with the named entities. Further, in some circumstances the Export Administration Regulations require a license to export an item if the recipient will use the item to design or produce an item for organizations on the Entity List. These regulations can also require licenses for exports that involve Chinese military or intelligence-related end users or end uses. We are evaluating the potential direct impact of the restrictions adopted by the BIS in October 2022, including the classification of our component parts that we ship to China and any necessary modifications to our business policies and practices in China. We believe that current Export Regulations do not materially impact our business at this time, but we cannot predict the impact that additional regulatory changes may have on our business in the future.

Future changes in the Export Regulations, including changes in the enforcement and scope of such regulations, may create delays in the introduction of our products or services in international markets or could delay or prevent our customers with international operations from deploying our products or services globally. In some cases, such changes could delay or prevent the export or import of our products or services to certain countries, governments or persons altogether. Any such delays or restrictions could adversely affect our business, financial condition and results of operations.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)  None.

(b) Not applicable.

(c) None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

Exhibit No.	Title of Document

10.1	Securities Purchase Agreement dated January 4, 2022 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on January 4, 2022 and incorporated herein by reference).

10.2	Registration Rights Agreement dated January 4, 2022 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on January 4, 2022 and incorporated herein by reference).

10.3	Promissory Note dated October 28, 2022 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on November 2, 2022 and incorporate herein by reference).

31.1	Section 302 Certification of Chief Executive Officer (filed herewith)

31.2	Section 302 Certification of Principal Financial Officer (filed herewith)

32.1	Section 906 Certification of Chief Executive Officer (filed herewith)

32.2	Section 906 Certification of Principal Financial Officer (filed herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	XBRL Taxonomy Extension Definitions Linkbase (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

104.1	The cover page of this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ClearOne, Inc., (Registrant)

	By:	/s/ Derek L. Graham
November 14, 2022		Derek L. Graham Interim Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Narsi Narayanan
November 14, 2022		Narsi Narayanan Chief Financial Officer (Principal Accounting and Principal Financial Officer)

