Form 10-K
period 2022-12-31
CLEARONE INC
filed 2023-03-31
CIK 840715

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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

Registrant’s telephone number, including area code: (801)975-7200

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act). ☐Yes ☒No

The aggregate market value of the shares of voting common stock held by non-affiliates was approximately $6.7 million at June 30, 2022, (the Company’s most recently completed second fiscal quarter), based on the $0.54 closing price for the Company’s common stock on the Nasdaq Capital Market on such date. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

The number of shares of ClearOne common stock outstanding as of March 30, 2023 was 23,955,767.

Documents Incorporated by Reference: None

CLEARONE, INC.

Annual Report on Form 10-K For the year endedDecember 31, 2022

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

We have an established history of product innovation and plan to continue to apply our expertise in audio, video and networked AV to design, develop and introduce innovative new products and enhance our existing products. Our end-users range from some of the world’s largest and most prestigious companies and institutions to small and medium-sized businesses, higher education and government organizations, as well as individual consumers. We sell our commercial products to these end-users through a global network of independent distributors who, in turn, sell our products to dealers, systems integrators and other value-added resellers. We also sell directly to dealers, systems integrators and other value-added resellers. Our solutions save end-users time and money by creating a natural environment for collaboration and communication. Our partners, who are involved in system integration benefit from simpler project designs and lower support costs because our products are designed and built to work with each other seamlessly.

On  September 12, 2021, the Company entered into a securities purchase agreement with certain purchasers named therein, pursuant to which the Company issued 3,623,189 shares of the Company's common stock, par value $0.001 per share at an offering price of $2.76 per share. The Company received gross proceeds of approximately $10,000,000 and net proceeds of $9,288,000 after deducting placement agent fees and related offering expenses. In a concurrent private placement the Company also issued to the same purchasers warrants exercisable for an aggregate of 3,623,189 shares of common stock at an exercise price of $2.64 per share. Each warrant became immediately exercisable and will expire on March 15, 2027.

On July 2, 2021, the Company obtained a bridge loan in the principal amount of $2,000,000 from Edward D. Bagley (the “2021 Bridge Loan”), an affiliate of the Company. The Bridge Loan was evidenced by a promissory note dated July 2, 2021 (the “Note”) issued by the Company to Mr. Bagley. The Note carried interest at a rate of 8.0% per annum, and was set to mature on the earlier to occur of (i) October 1, 2021 or (ii) within two business days of the Company’s receipt of its expected U.S. federal income tax refund, and contained other customary covenants and events of default. On September 11, 2021, the Company amended and restated the terms of the 2021 Bridge Loan to extend the latest maturity date from October 1, 2021 to January 3, 2022. All other terms and conditions of the Bridge Loan remained the same. On January 4, 2022, the Company entered into a Securities Purchase Agreement with Edward D. Bagley, pursuant to which the Company issued and sold to Mr. Bagley, in a private placement 1,538,461 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share, at a purchase price of $1.30 per share of Common Stock. The consideration for the Shares was the cancellation and termination of Mr. Bagley’s outstanding bridge loan to the Company in the principal amount of $2,000,000 originally issued on July 2, 2021 and amended and restated on September 11, 2021. Mr. Bagley is an affiliate of the Company and the Company’s single largest stockholder.

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

Our Business Strategy

The Company’s primary challenge is the loss in revenue and consequent reduction in cash flows due to operating losses. Our current strategy consists of the following elements to overcome this adverse situation:

●	Continue our product innovation to bring to market products that are needed by our partners and end-users
●	Cut costs to operate efficiently
●	Focus on our core products and improve the quality of our products
●	Resolve the issues causing delays with the transition of manufacturing by our contract manufacturer from China to Singapore

We currently participate in the following markets:

●	All aspects of audio conferencing including installed professional audio conferencing through DSP mixers, USB based speakerphones and table-top conferencing;
●	Professional microphones to support audio and video collaboration through patented beamforming microphones, ceiling microphones and wireless microphones;
●	Visual collaboration in all forms including low-cost room appliances, professional cameras, Bring-Your-Own-Device and cloud video services; and
●	Audio Visual Networking which includes network media streaming, video walls, sound reinforcement and audio distribution.

Our business goals are to:

●	Improve our global market share in professional installed audio conferencing products for large businesses and organizations;
●	Position ClearOne as the preferred AV channel partner uniquely offering a complete value-chain of natively integrated solutions from audio to video maximizing AV channel partner profitability;
●	Extend total addressable market from our traditional stronghold of installed audio conferencing and microphones to adjacent complementary markets – video collaboration and AV networking;
●	Continue to leverage the video conferencing, collaboration and AV networking technologies to enlarge our current market share;
●	Focus on the small and medium business market with appropriately scaled, lower cost and less complex products and solutions;
●	Capitalize on the growing influence of information technology channels in the audio-visual market and introduce more solutions to these channels;
●

Capitalize on the convergence of audio visual and information technology to meet enterprise and commercial multimedia needs and the end-users’ transition from high-priced systems to low cost, complete AV room solutions and cloud services;

●	Improve the interoperability of our products to increase the ability of our products to work with wider range of other audio-visual products in the market;
●	Pursue certifications and partnerships to position our products favorably in the burgeoning Microsoft Teams eco-system;
●	Leverage software-based platforms across all our product lines; and
●	Expand and strengthen our sales channels.

We will continue to focus on our core strengths, which include the following:

●	Providing a superior conferencing and collaboration experience;
●	Delivering the complete value chain for audio visual communication;
●	Extending our capabilities in product innovation through software-based video collaboration and AV networking
●	Offering greater innovation, interoperability and value to our end-users and channel partners;
●	Leveraging and extending ClearOne technology, leadership and innovation;
●	Focusing on our core products and improving the quality of our products to attain higher levels of customer satisfaction;

ITEM 1- BUSINESS

●	Leveraging our strong domestic and international channels to distribute new products; and
●	Strengthening existing end-user and channel partner relationships through dedicated and comprehensive support.

PRODUCTS

Our products can be broadly categorized into the following:

●	Audio conferencing including installed DSP based professional audio conferencing, USB-based speakerphones and table-top audio conferencing
●	Professional microphones consisting of patented beamforming microphones, ceiling microphones and wireless microphones; and
●	Video products including video collaboration and AV networking

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

Our audio conferencing products contributed 47% and 40% of our consolidated revenue in 2022 and 2021, respectively.

Professional installed audio conferencing and sound reinforcement

We have been a global market leader in the professional installed audio conferencing market. We have been a pioneer in the development of high-end, professional conferencing products and we have established strong brand recognition for these products worldwide. Our installed professional conferencing products include the CONVERGE® Pro 2 and CONVERGE Pro 2 SR product lines.

Our flagship CONVERGE Pro 2product line lead our professionally installed audio products line. The CONVERGE Pro 2 product line currently includes CONVERGE Pro 2 128, CONVERGE Pro 2 128VT, CONVERGE Pro 2 128VTD, CONVERGE Pro 2 120, CONVERGE Pro 2 012, CONVERGE Pro 2 48VT and CONVERGE Pro 2 48VTD. CONVERGE Pro 2 SR product line currently includes CONVERGE Pro 2 128SR, and CONVERGE Pro 2 128SRD. CONVERGE Pro 2 and CONVERGE Pro 2 SR together offer various levels of integration and features to allow a commercial system integrator to optimize a system to fit diverse conferencing applications and environments. CONVERGE Pro 2 product line succeeded the original CONVERGE Pro product line, which is currently being phased out as our customers transition fully to CONVERGE Pro 2 product line.

CONVERGE Pro 2’s broad DSP platform satisfies clients’ diverse audio needs with these features:

●

Best-in-class audio delivered through next-gen Acoustic Echo Cancellation and Noise Cancellation processing with Acoustic Intelligence, advanced microphone gating and built-in DARE™ feedback elimination.

●	Powerful architecture – 12 Mic/line inputs per unit, built-in USB audio interface, built-in optional Dante™ for networked audio.

ITEM 1 - BUSINESS

●	Daisy-chainable design to support up to 144 Mic/line inputs, C-Link expansion bus with 150 channels and P-Link bus for scalable connection of peripheral devices including any combination of ClearOne peripheral devices, such as the Beamforming Microphone Array 2, BMA CT, BMA 360, USB Expander, GPIO Expander and/or the DIALOG® 20 Wireless Microphone system.
●	Supports video conferencing, audio and web conferencing, in-room meetings, wireless presentation, and more.
●	Integration of VoIP or telephony, USB, and Dante™ for maximum functionality.
●	Ability to control local meeting rooms and audio distribution applications with flexible options – touch panel controller, BYOD dialer apps or 3rd party control modules.
●	Configure, manage, monitor and troubleshoot the entire system of auto-discovered devices with MatrixView™ and FlowView™ in CONSOLE AI for visualized audio signal paths.

The CONVERGE Pro 2 line of products is ably supported by a touch panel controller, a GPIO expansion box, a USB expansion box and a wall-mount Bluetooth Expander. CONVERGE Pro 2 VoIP SKUs are certified to interoperate with Cisco, Avaya and ShoreTel SIP based VoIP systems and also interoperate with Microsoft Teams, Zoom, Google Meet, and other popular collaboration applications.

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

In July 2022, we introduced the CONVERGENCE® InSite server network hardware that enables remote device management by facilitating bi-directional communications between its Cloud or Enterprise AV Manager and on-site ClearOne Pro Audio products.

Mid-Tier Premium Conferencing

Our premium conferencing offerings consist of the CONVERGE Huddle and INTERACT® product lines. Premium conferencing solutions are mid-tier, lower cost, conferencing product solutions designed to meet the needs of our larger customers with smaller conferencing rooms as well as small and medium businesses. CONVERGE Huddle is a versatile solution for multiple use huddle room environments at a price point that meets budget requirements for audio and video collaboration applications. CONVERGE Huddle connects to ClearOne or third-party peripheral devices, such as microphones, speakers, cameras, and display screens and applications such as Microsoft Teams, Zoom, Google Meet, GoToMeeting ™, and WebEx® through a single clutter-free connection via USB 3.0 to a laptop. It comes with professional quality Acoustic Echo Cancellation and Noise Cancellation algorithms and user-friendly CONSOLE® software. It can be mounted easily under a table, behind a display, on a wall or in a rack. The INTERACT product series is comprised of INTERACT AT and INTERACT Pro. Both systems can be easily connected to enterprise telephones, analog POTS lines, existing HD video codecs and soft video clients. These INTERACT systems also include a USB audio interface to connect to PCs, laptops and tablets, as well as to rich multimedia devices, such as video or web conferencing systems and unified communication systems for enhanced collaboration.

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

ITEM 1 - BUSINESS

CHAT 50/60/70 personal speakerphones are approximately the size of a deck of cards, and connect to PCs and Macs for rich, clear, hands-free audio and playback. CHAT 150 group speakerphones are designed for small group use. These can connect to the same devices and applications as the CHAT personal speakerphones but feature three microphones in larger design for use by a larger number of participants. CHAT 150/160/170 group speakerphones have the ability to add high-quality, full-duplex open audio to user enterprise telephone handsets such as Avaya and Cisco. CHAT group speakerphones make it possible to introduce rich, crystal clear conferencing capability without the need for introducing a separate traditional conference phone. CHATAttach® is comprised of two CHAT 150 group speakerphones which can be daisy-chained together to function as a single conferencing system for much larger coverage than a single CHAT 150. CHAT group speakerphones are integral to our media collaboration product line

Tabletop Conferencing

Our tabletop conferencing product line offered under the MAX® brand is comprised of the following product families: MAX EX and MAXAttach® wired conference phones; MAX Wireless and MAXAttach Wireless conference phones; and MAX IP and MAXAttach IP conferencing phones. Designed for use in executive offices or small conference rooms with multiple participants, MAX Wireless can be moved from room to room within 150 feet of its base station. MAXAttach Wireless was the industry’s first and remains the only dual-phone, completely wireless solution. This system gives customers tremendous flexibility in covering larger conference room areas. MAX EX and MAXAttach wired phones can be daisy chained together, up to a total of four phones. This provides even distribution of microphones, loudspeakers, and controls for better sound quality and improved user access in medium to large conference rooms. In addition, all MAXAttach wired phones can be used separately when they are not needed in a daisy-chain configuration. MAX IP and MAXAttach IP are VoIP tabletop conference phones which are based on the industry-standard SIP signaling protocol. These phones can also be daisy-chained together, up to a total of four phones.

PROFESSIONAL MICROPHONES

Our microphones contributed 39% and 38% of our consolidated revenue in 2022 and 2021, respectively.

Beamforming Microphone Array

ClearOne began shipping the first generation Beamforming Microphone Array in March 2013. This product works with CONVERGE Pro products. Beamforming Microphone Array 2, the next generation Beamforming Microphone Array started shipping in the last quarter of 2017. It works with CONVERGE Pro2. It affirmed ClearOne’s clear industry leadership with the following outstanding features:

●	Significantly enhanced and new echo cancellation, with improved performance in demanding acoustic environments.
●

Acoustic intelligence with adaptive ambience - faster convergence and better adaptation to changes in room acoustics, such as ambient noise from chairs moving, doors closing, chatter in the background, using separate acoustic echo cancellation for each fixed beam and inhibiting beam selection when the far end is active.

●	Dramatically better mic pickup, including using an augmenting microphone signal, improving overall sound quality.
●	Natural and clearly intelligible audio, even when two people speak at once.
●	Zero consumption of analog I/O and signal processing in the DSP mixer leaving those resources available for other needs.
●	Single cable for power, audio and control.
●	Two power options – P-Link and POE.
●	Daisy-chains with all ClearOne P-Link devices and works with CONVERGE Pro 2 DSP AEC mixers.
●	Easy configuration and management through CONSOLE software.

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

During the first quarter of 2020, we announced two new additions to our COLLABORATE Versa family of products. COLLABORATE® Versa Room CT, provides all the equipment and accessories needed for exceptional room cloud-based conferencing. At the heart of the system, is the USB audio-enabled Beamforming Mic Array Ceiling Tile (BMA CTH). Thanks to its onboard processing, the BMA CTH performs acoustic echo cancellation, noise cancellation, and beam selection, so no external DSP mixer is required. The array’s adaptive steering (think of it as smart switching) provides impeccable room coverage. The Versa Room CT brings cost-effective professional conferencing audio to small and mid-sized meeting rooms. COLLABORATE Versa Lite CT is a USB audio enabled BMA CTH room solution. This solution dramatically enhances the audio experience for any cloud-collaboration application such as Zoom, Microsoft Teams, and Webex, without the need for a DSP mixer. The system can be easily and quickly configured using ClearOne’s CONSOLE® AI Lite software with Audio Intelligence™ and Auto Connect™. A laptop or a desktop PC can be connected to the BMA CTH directly through the USB port on the Versa USB to share room audio. The included 50-foot CAT6 cable connects the Versa USB Expander to the BMA CTH.

During October 2020, we announced BMA 360, the world’s most technologically advanced Beamforming Microphone Array Ceiling Tile, delivering unequaled audio performance and deployment ease. The ClearOne BMA 360 is the world’s first truly wideband, frequency invariant beamforming mic array with uniform gain response across all frequency bands. With FiBeam™ technology, conference participants will experience the ultimate in natural and full fidelity audio across all beams and within a single beam. Deep sidelobe beamforming, DsBeam™, provides unparalleled maximum sidelobe depth, below -40 dB, resulting in superior rejection of reverberation and noise in difficult spaces for superb clarity and intelligibility.

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

ITEM 1 - BUSINESS

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

Wireless Microphones

In 2013, ClearOne introduced WS800 Wireless Microphone Systems, including four new models of wireless microphones/transmitters (Tabletop/boundary, Gooseneck, Handheld, Bodypack) and a base-station receiver with either 4 or 8 channels, which connect to professional audio mixers. Since the Sabine acquisition in 2014, our portfolio of wireless microphone systems was enhanced by the introduction of digital compressed versions, Dante compatible versions and more frequency ranges catering to various international markets.

During 2017, we started shipping DIALOG® 20, the two-channel wireless microphone system. Leveraging the full power of ClearOne's robust, adaptive frequency-hopping "spread" spectrum technology within the 2.4 GHz unlicensed spectrum, DIALOG 20 has several advantages over fixed-frequency transmission. DIALOG 20 incorporates flexible features and multiple options usually available only in much larger systems. While DIALOG 20 works seamlessly with all commercially available mixers, it boasts additional features when natively interfacing with our CONVERGE Pro 2 or Beamforming Microphone Arrays.

In January 2022 we introduced DIALOG® 10 USB, the industry’s only single-channel wireless microphone system offering professional-quality audio with USB connectivity. Offering plug-and-play simplicity and wireless convenience, DIALOG 10 USB is an ideal solution for webcasting and cloud-based collaboration. Setup is a breeze with the included USB Type C cable that connects to any PC for audio, power, and control. With no external power source or additional audio cables required, DIALOG 10 USB is one of the easiest and fastest ways to enjoy high-quality audio in any application.

ITEM 1 - BUSINESS

VIDEO

Our video products include video collaboration and AV networking products. Our video products contributed 14% and 22% of our consolidated revenue in 2022 and 2021, respectively.

Video Collaboration:

Our Media Collaboration suite of products is led by our comprehensive portfolio of industry-leading COLLABORATE® branded videoconferencing and collaboration solutions.

COLLABORATE Live 300 includes SIP/H.323 video conferencing, wireless presentation and interactive whiteboard capabilities — along with one CHAT 150 speakerphone and one UNITE 150 PTZ camera with 1080p30, and 12x optical zoom.

COLLABORATE Live 600 is a video collaboration system that delivers crystal-clear, full-duplex audio for medium-sized conference room environments.  It offers the same suite of built-in video conferencing capabilities, the UNITE 200 1080p60 PTZ camera with 12x optical zoom, and an ultra-friendly user interface that’s as simple and familiar as the interface found on a tablet or mobile device. For audio, the system features twoClearOne CHAT®150 speakerphones that daisy chain with CHATAttach® for crystal-clear audio quality.

Rounding out ClearOne’s COLLABORATE Live product line is COLLABORATE Live 200, a video collaboration system with ultra-wide angle video capture, which is critical for viewing all conference participants in huddle spaces and smaller room environments. Designed specifically to meet huddle space budgets, COLLABORATE Live 200 features the UNITE 50 EPTZ 1080p30 camera with 3x digital zoom and a 120-degree wide-angle field of view. Other features are similar to those found in the COLLABORATE Live 300 system, including the free 90-day COLLABORATE Space subscription.

Our Media Collaboration series also includes COLLABORATE Space, a suite of solutions that unifies messaging, calls, meetings and, perhaps most importantly, minds in a way that will energize workflows and increase productivity for everyone involved in the enterprise.Designed as a persistent, user-friendly collaboration suite, COLLABORATE Space contains many powerful UCC capabilities, as well as the seamless ability to make calls outside the network. By adding phone credits on the account, customers can reach anyone in the world on a standard landline or mobile phone with the system’s integrated phone dialer.

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

COLLABORATE Space Enterprise has all the functionality people have come to expect from a full-featured cloud collaboration app, with the increased security and full, enterprise control associated with on-premises platforms. In addition to the “Enterprise” platform, COLLABORATE Space is available in cloud-based “Basic” and “Pro” versions.

COLLABORATE Space, our powerful cloud-based collaboration solution, added two valuable features in 2020 - webinar hosting and Web RTC. COLLABORATE Space Pro and Enterprise meeting plans can be upgraded to include the Webinar feature allowing session hosts to conduct video and audio presentations for up to 1000 participants. The Web RTC feature works with all popular browsers including Microsoft Edge, Google Chrome, Safari and Mozilla Firefox. The Web RTC feature enables users to easily join full-featured COLLABORATE Space audio and video meetings using a browser with no downloads or plug-ins required. Users can accept meeting, webinar, and classroom invitations and join with a single click; easily sharing and viewing content within a browser window. COLLABORATE Space also added a feature where Microsoft Teams users can now enjoy a richer collaboration than that available within the Teams environment today. This richer collaboration experience includes better video quality, support for multiple cameras, support for multiple displays, and a persistent meeting space where chats, audio and video recordings, documents, meeting minutes, whiteboard sessions, and more can be shared in private or public channels for later access. Users can easily initiate a Space video meeting or join an existing Space video meeting within the MS Teams environment.

ITEM 1 - BUSINESS

Bring your own device and web conferencing

The COLLABORATE Versa series offer a USB PTZ camera, a speakerphone and USB hub that connects a laptop to the meeting room peripherals via a single USB 3.0 cable. COLLABORATE Versa, is compatible with Microsoft Teams, Zoom, WebEx, Google Meet, and more. This solution is targeted at huddle spaces and medium conference rooms.

COLLABORATE Versa 50 features a ClearOne UNITE® 50 EPTZ 3x zoom 1080p30 camera to capture all participants in the room; a USB hub for connecting to dual displays, cameras, audio endpoints, networks and other peripherals, and a CHAT® 150 speakerphone with advanced audio processing for a rich conferencing experience.

The COLLABORATE Versa Pro 50 addresses today’s AV collaboration needs for COLLABORATE Space, MS Teams, Zoom, WebEx, GoToMeeting and other applications with a complete huddle space solution. It features a CONVERGE® Huddle audio DSP mixer for a professional audio experience, a ClearOne UNITE® 50 EPTZ 3x zoom 1080p30 camera, and a ceiling microphone array with 360-degree coverage reducing reverberation and noise. Customers purchasing the COLLABORATE Versa Pro 150 get upgraded to a 1080p30 UNITE® 150 PTZ camera with 12x optical zoom.

COLLABORATE Versa Pro CT, includes a Huddle DSP mixer and the Huddle-compatible and patented BMA CTH that is a perfect fit for small-to medium-sized rooms.The COLLABORATE Versa Pro CT is a great room solution for Bring Your Own Device (BYOD) collaboration using any cloud-based service. such as Microsoft Teams, WebEx, Zoom, and more.The system includes the Company’s new BMA CTH Beamforming Microphone Array Ceiling Tile with built-in AEC, providing the same impeccable room coverage as the BMA CT using adaptive steering (think of it as smart switching).The COLLABORATE Versa Pro CT system also includes mic/line inputs with AEC, line outputs, 4x10 Watt power amps, USB audio, and HDMI. The system comes preloaded with a project file ready for the most common room configuration. Or it can be further configured using CONSOLE® AI software, now with enhanced visualization and Audio Intelligence.

Additionally, both COLLABORATE Versa Pro 50 and Versa Pro 150 solutions feature a CONVERGE® Huddle audio DSP mixer for a professional audio experience, and a Ceiling Microphone Array with 360-degree coverage that reduces reverberation and noise.

Cameras

UNITE 200/150 is a professional-grade PTZ camera series supporting USB, HDMI and IP connectivity. It delivers 1080p HD resolution, 12X optical zoom and is compatible with PC-based and Pro-AV applications, supporting wide range of meeting spaces.

The UNITE 50 4K camera is plug-and-play ready with a 120-degree field-of-view, and digital zoom. It pairs easily with any microphone/speaker combination. The UNITE 50 4K camera’s ultra-wide-angle field-of-view is ideally suited for PC-based video conferencing, web conferencing and unified communications, and other collaboration experiences in huddle spaces and small conference rooms. The camera also supports the USB Video Class (UVC) 1.1 standard for maximum compatibility with a wide variety of cloud and room-based solutions. Along with 4K30 resolution, the autofocus camera features 3x digital zoom and a full-function USB 3.0 interface for video and power. Its wide dynamic range provides support for optimal image capture — critical for all video conferencing.

In April 2020, we introduced the UNITE 20 Pro Webcam, which easily mounts on a PC or laptop to provide full 1080p30 image with an ultra wide-angle field-of-view up to 120°.  A super-high signal-to-noise ratio and advanced 2D and 3D noise reduction provides superior desktop camera video quality.

During the first quarter of 2021, we announced two powerful cameras that enhance the ease and visual quality of online collaboration beyond the capabilities of integrated laptop and PC cameras. With the ClearOne UNITE® 10, the Company’s most affordable camera ever, and the feature-rich ClearOne UNITE 50 4K AF that includes Auto-Framing technology for automatic single- or multi-person capture, everyone can communicate with the confidence provided by stunning video that puts them in the best possible light. The small, powerful webcam supports up to 1080p video quality and offers autofocus. The UNITE 10 can capture five-megapixel images with a field of view up to 87 degrees. The UNITE 10 attaches to any PC or laptop with a simple mounting bracket, and a 1.5m USB-A cable ensures simple connection to most modern computers.

ITEM 1 - BUSINESS

The new UNITE 50 4K AF camera is a major upgrade over traditional webcams and introduces ClearOne’s new Auto-Framing technology that automatically frames meeting participants to maximize screen use through intelligent image algorithms and ePTZ automation (electronic pan, tilt and zoom). With 4K video quality at 30 Hz, auto-focus capability, 4x digital zoom, more than 8 megapixels of total resolution and an ultra-wide 110-degree field of view, the UNITE 50 4K AF ePTZ is equally capable of delivering incredible image quality from a home office as it is at capturing all participants in an office boardroom. The camera can be controlled through an IR remote, further simplifying use and enabling real-time control of pan, tilt and zoom to provide greater control when capturing multi-person meeting environments. A standard damping mount ensures fast, easy installation, while an included USB 3.0 cable provides both power and video. Both new ClearOne cameras enable life-like video quality to web-based conferencing applications including Microsoft Teams, WebEx, Google Meet, Zoom, and GoToMeeting.

During July 2021 we introduced the UNITE 180 ePTZ professional camera that provides a full 180-degree panoramic field-of-view with “real-time stitching” to achieve a variety of useful viewing modes for any application and environment. Designed for professional-quality visual collaboration, conferencing, UC applications, distance learning, and more, the new UNITE 180 camera provides six viewing mode options as well as panoramic view for the ultimate in camera flexibility. Real-time stitching creates a seamless 180-degree panoramic view of wide spaces by bringing the views of multiple lenses together as one complete image. Large classroom settings, training centers, or any wide conferencing area are all captured and presented with perfect clarity in any of the viewing mode options. A 4x zoom further enhances the UNITE 180 feature set. The UNITE 180 is compatible with all popular cloud-based video collaboration applications including Microsoft Teams, Zoom, WebEx, Google Meet, and others.

During July 2021 we also announced the market introduction of the Versa Mediabar™ video soundbar, the Company’s first professional quality all-in-one audio and video capture device that combines the elegance and simplicity of a soundbar with the power of ClearOne’s intelligent audio capture and 4K camera technologies. Versa Mediabar provides high-quality visual collaboration, audio conferencing, and UC applications from a single integrated device, offering the simplest solution available for offices, conference rooms and home offices with virtually no setup required. With a compact design that can be mounted on a wall or attached to a video display, the Versa Mediabar connects via a single USB cable to elevate the soundbar concept into a powerful tool for virtual collaboration that includes AI-enabled auto-framing and people tracking. The Versa Mediabar features a built-in 4K Ultra HD camera with a 110-degree ultra wide-angle field of view and a four-element microphone array with 360-degree voice pickup and intelligent DSP that provides acoustic echo cancellation (AEC) and automatic noise reduction to ensure crystal clear audio capture. The camera combines electronic pan, tilt and zoom functions (ePTZ) with artificial intelligence to enable auto-framing and people tracking that keeps the speaker in view even if they move around the room. From huddle spaces and small meeting rooms to executive offices and home offices, the compact Versa Mediabar delivers all the power and clarity needed for daily virtual communications. In addition to its professional-quality audio and video capture, the Versa Mediabar also features a powerful built-in speaker with Bluetooth connectivity that allows it to serve double duty as a fully-featured conferencing solution or a Bluetooth speaker for impromptu calls using any Bluetooth device. These attributes make the Versa Mediabar perfect for popular cloud-based collaboration applications such as Microsoft Teams, Zoom, WebEx, and Google Meet. The Versa Mediabar supports standard UVC commands for control, making it a great addition to existing systems, while dual wall and display mounting options deliver freedom of placement and movement.

At the end of October 2022, we announced the introduction of the UNITE® 60 camera, a new wide angle 4K USB camera featuring AI-powered smart face and voice tracking, along with electronic PTZ (pan/tilt/zoom) capabilities. With a 120-degree field of view, and a plug-and-play USB 3.0 connection for video, control, and power, the new UNITE 60 camera is ideally suited for rooms such as executive offices, huddle rooms, or smaller conference rooms. The UNITE 60 camera leverages a wide dynamic range and super-high SNR with advanced 2D and 3D noise reduction to deliver excellent visuals across varied lighting conditions. In addition to the AI auto-tracking feature, the camera can also be controlled via IR remote or UVC protocol. The camera can be paired with a wide variety of microphones and speakers.

In November 2022, we announced the introduction of UNITE 160, a new camera that offers cutting-edge 4K UHD performance with 12x optical zoom capabilities, remote-controlled mechanical pan and tilt as well as AI-powered smart face tracking and auto framing. This camera is designed to capture all participants in large rooms while enabling automated focus on a moving presenter, making it ideal for larger spaces including board rooms, training centers, conference rooms and classrooms. This new camera offers an integrated AI-based camera tracking solution for rooms that are a fit for ClearOne's Versa Lite CT and a single camera. This new lower-cost camera tracking configuration eliminates the need for a DSP mixer and a control system.

ITEM 1 - BUSINESS

AV Networking

Our AV networking products are primarily sold under VIEW® Pro and VIEW Lite brands and deliver the ultimate IP A/V experience by streaming time sensitive high definition audio and video and control over TCP/IP networks. By combining audio and/or video content, meta-data and control signals into one digital stream in harmony with industry standards, its distributed, edge of the network architecture allows the hardware and the processing power to be distributed across any existing TCP/IP network. This leverages many of the advantages of using TCP/IP over traditional analog systems and other centrally controlled IP-based systems. VIEW Pro products are powered by ClearOne’s patented StreamNet® technology. A user can activate and control a single audio source or combination of audio sources, video sources, security systems, HVAC systems, lighting, and other room or facility monitoring functions such as paging or security access by just a single touch to its attractive touch screens. Alternatively, any PC, laptop, tablet, or other device with a built-in web browser can control the equipment connected to the system. VIEW Pro systems have no limits on the numbers of sources, displays, or amplifiers in a project and can be used in venues from high-end residential homes to large-scale commercial projects. The number of devices could be determined by the network bandwidth availability, number of media streams and its bandwidth requirements.

Transporting an audio or video signal via IP (Internet Protocol) packets preserves the digital quality of the signal across the network. Unlike analog systems, which lose quality over long distances, IP packets are decoded to retain the same digital quality as when they were encoded. The addition of Digital Encoder and Digital Decoder products with DVI/HDMI input and output enhances the flexibility of the complete AV distribution system and makes it as easy to use as analog devices.

The VIEW Pro solution provides 1080p60, H.264 high definition HDMI video-audio, 4:4:4 true-color, 24 bit per pixel video output. It comes with a dual input encoder, single input encoder and single output decoder with balanced audio, general purpose control ports and clock synchronized video output. The VIEW Pro system also provides PANORAMATM, a multi-view video composition and video-wall software application using its built-in video processing engine, without using external expensive hardware video processors. This continues to be truly differentiated in the professional market by offering complete AV streaming and distribution systems that can scale to fulfill projects of any size and complexity, from light commercial to the very largest environments. VIEW Pro products include E110 and E120 encoders and D110, D210 and D310 decoders. The VIEW Pro solution also comes with multiple features including audio mixing, video composition, video wall, multicast RTSP and local playback.

VIEW CONSOLE software gives integrators a comprehensive platform from which to configure, manage, monitor, and control VIEW Pro system installation using an easy, modern interface. The toolset, which incorporates advanced software technologies, works across ClearOne’s full line of VIEW Pro products.

The VIEW Lite series includes an encoder, a decoder and a controller, that provide essential functionality that meets the full needs of simple AV over IP applications while simultaneously delivering superb price-to-performance value.

PROFESSIONAL AUDIO AND VIDEO HOME OFFICE SOLUTIONS

During November 2020, we introduced Aura™, a comprehensive range of Good, Better and Best packages of enterprise quality audio, video, audio-video options to meet the home office market demand for professional audio and video collaboration solutions that match the quality found in a traditional corporate office.

The COVID 19 pandemic brought long lasting changes to the workplace. Home has become the new office for tens of millions of professionals who now need a work environment every bit as productive as their corporate office. Aura was developed to deliver that much-needed enterprise quality experience in the home. For homeowners, prospective homebuyers, builders, architects and designers, the purpose-built home office is rapidly replacing the home theater in importance. Aura solutions are designed for high performance professionals across multiple industries. Aura meets this growing need for easy to purchase and install commercial quality solutions that deliver HDConference® audio and true-to-life video technology through a variety of professional microphone, audioconferencing, videoconferencing, camera and collaboration component choices that optimize home office acoustic and aesthetic aspirations. Aura solutions are designed to be easily installed by both homeowners and installers.

With the post-pandemic demand for work from home and learn from home markets plateauing, we have decided to deemphasize the Aura product line and continue our focus on our core product lines and our key channels including the professional audiovisual channel.

ITEM 1 - BUSINESS

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

Our product sales generated in the United States and outside the United States for the years ended December 31 are as follows:

Revenue in millions	2022		2021
	Revenue	%	Revenue	%
In the United States	$12.1	48%	$14.2	49%
Outside United States	13.1	52%	14.8	51%
	$25.2	100%	$29.0	100%

We sell directly to our distributors and resellers in approximately 55 countries worldwide. We anticipate that the portion of our total product revenue from international sales will continue to be a significant portion of our total revenue as we further enhance our focus on developing new products, establishing new channel partners, strengthening our presence in key growth areas, complying with regional environmental regulatory standards, and improving product localization with country-specific product documentation and marketing materials.

Distributors, Resellers and Independent Integrators

We sold our products directly to approximately 300 distributors and direct resellers throughout the world during 2022. Distributors and resellers purchase our products at a discount from list price and resell them worldwide to hundreds of independent systems integrators, telephony value-added resellers, IT value-added resellers, and PC dealers on a non-exclusive basis. Our distributors maintain their own inventory and accounts receivable and are required to provide technical and non-technical support for our products to the next level of distribution participants. We work with our distributors and resellers to establish appropriate inventory stocking levels. We also work with our distributors and resellers to maintain relationships with our existing systems integrators, dealers, and other value-added resellers.

While dealers, resellers, and system integrators all sell our products directly to end-users, system integrators typically add significant value to each sale by combining our products with products from other manufacturers as part of an integrated system solution. Commercial dealers and value-added resellers usually purchase our products from distributors and may bundle our products with products from other manufacturers for resale to the end-user. We maintain close working relationships with all our reseller partners and offer them education and training on all of our products.

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

Customers

Since we sell through distributors and value-added resellers, we do not have comprehensive information on end-users who ultimately use our products. As a result, we do not know whether any end-user accounted for more than 10% of our total revenue during any of the periods reported in this Annual Report. Our customers are distributors and value-added resellers. During the years ended December 31, 2022 and 2021 no distributor accounted for more than 10% of our total consolidated revenue.

ITEM 1 - BUSINESS

As discussed above, distributors facilitate product sales to a large number of independent systems integrators, dealers, and value-added resellers, and subsequently to their end-users. The loss of one or more distributors could reduce revenue and have a material adverse effect on our business and results of operations. Our orders fulfilled on which we had not recognized revenue were $63 thousand and $54 thousand as of December 31, 2022 and 2021, respectively. We had a backlog of unfulfilled orders of approximately $2.9 million and $1.4 million as of December 31, 2022 and 2021, respectively.

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

In the professional audio conferencing system and sound reinforcement markets our main competitors include AcousticMagic, Biamp, BOSE, Crestron, Extron, Harman (Samsung), Peavey, Poly, QSC, Shure, Symetrix, Vaddio, Xilica, and Yamaha and any original equipment manufacturing (OEM) partners, along with several other companies potentially poised to enter the market.

Our primary competitors in the USB-based speakerphones market are Jabra, Logitech, Poly, Sennheiser, Yamaha and Yealink and any OEM partners.

In the tabletop conference phones, we face significant competition from Avaya/Konftel, Poly, Yamaha and Yealink, and from any OEM partnerships. A significant portion of the tabletop market is covered by sales through OEM partnerships.

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

ITEM 1 - BUSINESS

Sources and Availability of Raw Materials

We manufacture our products through electronics manufacturing services (“EMS”) providers, who are generally responsible for sourcing and procuring required raw materials and components. Most of the components that our EMS providers require for manufacturing our products are readily available from a number of sources. During 2020 and after, we witnessed a significant tightening of the electronics market with demand for electronic products especially for semiconductors which include memories and processors, far exceeding the supply along with surging inflation that caused price increases and longer fulfillment cycles. COVID-19 completely disrupted the entire supply chain and extended the already lengthy fulfillment cycles. Continued tariff wars between USA and China created more uncertainty with respect to pricing and consequently affected the supply chain.

Extended lead times for component purchases and component cost increases persisted throughout 2021. Lead times shortened for many components in 2022, and although component costs moderated somewhat in 2022 compared to 2021, several component suppliers have made cost increases permanent.

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

Research and Product Development

We are committed to research and product development and view our continued investment in research and product development as a key ingredient to our long-term business success. Our research and product development expenditures were approximately $4.4 million and $5.8 million during the years ended December 31, 2022 and 2021, respectively.

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

As of December 31, 2022, we had approximately 79 patents and 4 pending patent applications, including foreign counterpart patents and foreign applications. Our patents and pending patent applications cover a wide range of our products and services including, but not limited to acoustic echo cancellation, beamforming microphone arrays, systems that enable streaming media over IP networks, algorithms for video processing, wireless conferencing systems, spatial audio, and technologies for the Internet of Things. The durations of our patents are determined by the laws of the country of issuance. For the U.S., patents may be 17 years from the date of issuance of the patent or 20 years from the date of its filing, depending upon when the patent application was filed. In addition, we hold numerous U.S. trademarks. The laws of foreign countries may not protect our intellectual property to the same degree as the laws of the United States.

ITEM 1 - BUSINESS

We will obtain patents and other intellectual property rights used in connection with our business when practicable and appropriate. Our intellectual property policy is to protect our products, technology and processes by asserting our intellectual property rights where appropriate and prudent. From time to time, assertions of infringement of certain patents or other intellectual property rights of others have been made against us. In addition, the Company was involved in patent infringement lawsuits against Shure Inc. ("Shure"). See Note 8 – Commitments and Contingencies – Legal Proceedings – Intellectual Property Litigation for a discussion of these legal proceedings.

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

Employees

As of December 31, 2022, we had 82 full-time employees. Of these employees, 44 were located in the U.S. and 38 in locations outside the U.S. None of our employees are subject to a collective bargaining agreement and we believe our relationship with our employees is good. We also hire contractors with specific skill sets to meet our operational needs.

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

ITEM 1A - RISK FACTORS

We may be subject to patent litigation, including claims challenging the validity and enforceability of some of our patents, which could cause us to incur significant expenses or prevent us from protecting our products or services against competing products.

Our industry is characterized by vigorous protection of intellectual property rights. We previously were involved in litigation to enforce our intellectual property rights and we may be involved in litigation in the future, which has resulted and could result in our adversaries in such litigation challenging the validity, scope, and/or enforceability of our intellectual property. Irrespective of the merits of these claims, any resulting litigation could be costly and time consuming and could divert the attention of management and key personnel from other business issues. The complexity of the technology involved, and the uncertainty of intellectual property litigation increase these risks. See Part I, Item 3. Legal Proceedings and Note 8 – Commitments and Contingencies of the Notes to Consolidated Financial Statements (Part II, Item 8) for information regarding current legal proceedings involving our intellectual property rights.

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

We initiated remedial measures and conducted an evaluation of the effectiveness of our internal control over financial reporting for the years 2019, 2020, 2021 and 2022 based on the framework set forth in Internal Control - Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and concluded that remediation of the material weakness identified during the 2017 audit has been completed.  We also concluded under this evaluation that our internal control over financial reporting was effective as of December 31, 2021 and December 31, 2022, respectively.

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

Switching from one EMS provider to another or switching from one location of manufacturing to another location similar to our current transition from China to Singapore, is an expensive, difficult and a time-consuming process, with serious risks to our ability to successfully transfer our manufacturing operations. Our operations, and consequently our revenues and profitability, were impacted materially in 2021 and 2022 due to switching of manufacturing from one location to another and we expect this adverse condition to continue at least through the first half of 2023. Our operations, and consequently our revenues and profitability could be materially adversely affected in the future if we are forced to switch from any of our EMS providers to another EMS provider due to any of a number of factors, including financial difficulties faced by the manufacturer, disagreements in pricing negotiations between us and the manufacturer or organizational changes in the manufacturer. If our EMS providers experience disruptions in their operations, it is uncertain whether we would be able to source the essential commodities, supplies, materials, and skilled labor timely or at all without incurring significant costs or delays, particularly during times of economic uncertainty resulting from events outside of our control, including, but not limited to, effects of COVID-19. We may be forced to purchase supplies and materials in larger quantities or in advance of when we would typically purchase them. This may cause us to require use of capital sooner than anticipated. Alternatively, we may also be forced to seek new third-party suppliers or contractors, whom we have not worked with in the past, and it is uncertain whether these new suppliers will be able to adequately meet our materials or labor needs. In addition, we may be unable to compete with entities that may have more favorable relationships with their suppliers and contractors or greater access to the required raw materials and skilled labor.

ITEM 1A - RISK FACTORS

The cost of delivered product from our EMS providers is a direct function of their ability to buy components at a competitive price and to realize efficiencies and economies of scale within their overall business structures. During 2021 there was a worldwide shortage of semiconductor, memory and other electronic components affecting many industries, from automotive to technology providers. Even though this shortage has eased in 2022, the shortage continues to impact our operation. If the shortage continues or worsens it will impact our EMS providers significantly. If our EMS providers are unsuccessful in obtaining component parts at efficient costs or at all, our delivered costs could rise or we may not be able to fulfill orders on time or at all, affecting our gross margins, profitability and ability to compete. In addition, if the EMS providers are unable to achieve greater operational efficiencies, delivery schedules for new product development and current product delivery could be negatively impacted.

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

Changes in trade policy, including tariffs and the tariffs focused on China in particular, and currency exchange rates also have adverse impacts on our gross margins. The COVID-19 pandemic put pressure on our gross margins and caused us to face uncertain product demand and incur increased air freight and other costs to fulfill sell through demand, replenish channel inventory, and maintain market share.

ITEM 1A - RISK FACTORS

The impact of these factors on gross margins can create unanticipated fluctuations in our operating results, which may cause volatility in the price of our stock.

Global economic conditions have adversely affected our business in the past and could adversely affect our revenues and harm our business in the future.

Adverse economic conditions worldwide have contributed to slowdowns in the communications industry and have caused a negative impact on the specific segments and markets in which we operate. Adverse changes in general global economic conditions can result in reductions in capital expenditures by end-user customers for our products, longer sales cycles, the deferral or delay of purchase commitments for our products and increased competition. These factors have adversely impacted our operating results in prior periods and could also impact us again in the future. Global economic concerns, such as rising inflation rates, the varying pace of global economic recovery, European and domestic debt and budget issues, the slowdown in economic growth in large emerging markets such as China and India, and international currency fluctuations, may continue to create uncertainty and unpredictability in the global and national economy. A global economic downturn would negatively impact technology spending for our products and services and could materially adversely affect our business, operating results and financial condition. Further, global economic conditions may result in a tightening in the credit markets, low liquidity levels in many financial markets, decrease in customer demand and ability to pay obligations, and extreme volatility in credit, equity, foreign currency and fixed income markets.

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

Our operations may be impacted by the Russian invasion of Ukraine

On February 24, 2022, Russia launched an invasion of Ukraine which has resulted in increased volatility in various financial markets and across various sectors. The United States and other countries, along with certain international organizations, have imposed economic sanctions on Russia and certain Russian individuals, banking entities and corporations as a response to the invasion. The extent and duration of the military action, resulting sanctions and future market disruptions in the region are impossible to predict. Moreover, the ongoing effects of the hostilities and sanctions may not be limited to Russia and Russian companies and may spill over to and negatively impact other regional and global economic markets of the world, including Asia, Europe and the United States. The ongoing military action along with the potential for a wider conflict could further increase financial market volatility and cause negative effects on regional and global economic markets, industries, and companies. It is not currently possible to determine the severity of any potential adverse impact of this event on our financial condition or results of operations.

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

ITEM 1A - RISK FACTORS

Profitability could be negatively impacted if we do not adequately forecast the demand for our products and are unable to monetize our long-term inventories.

As of December 31, 2022 we held approximately $2.7 million in long-term inventories. There can be no assurance that we will be able to successfully anticipate changing consumer preferences and product trends or economic conditions and, as a result, we may not successfully monetize our long-term inventory. Inventory levels in excess of consumer demand may result in inventory write-downs and the sale of excess inventory at discounted prices, which could have an adverse effect on the image and reputation of our brands and negatively impact profitability.

Conditions in India, Spain, and United Arab Emirates may affect our operations.

We have different teams working outside the U.S. in India, Spain, and United Arab Emirates offering various services. Our ability to operate the Company smoothly may be affected significantly if either one or more of these countries are adversely impacted by political, economic, security and military conditions in these countries.

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

As of December 31, 2022, we had approximately $1.0 million of cash and cash equivalents. Although we anticipate having sufficient cash on hand, cash from future operations and cash from the sale of marketable securities to fund our operations for the next twelve months, there can be no assurance that efforts to enforce our patents will be successful or that our marketing and sales efforts will progress as anticipated or that our cash generated from operations will be as expected, and we may need additional debt or equity financing in the next twelve months to execute our business plan and to be able to continue as a going concern. If in the future, we fail to satisfy the continued listing standards of Nasdaq, we may not be able to sell shares of our common stock. Accordingly, if additional debt or equity financings are needed, market conditions may limit our ability to raise capital on favorable terms, or at all, and the terms of any public or private offerings of debt or equity securities likely would be significantly dilutive to existing shareholders.

Risks Relating to Share Ownership

As a result of Edward D. Bagley’s significant share ownership position in the Company, he is able to influence corporate matters.

Based solely on filings by Edward D. Bagley under Regulation 13D and Section 16 of the Exchange Act, Mr. Bagley beneficially owns approximately 43% of our issued and outstanding shares of common stock. Pursuant to the Note Purchase Agreement, dated December 8, 2019, by and between Mr. Bagley and the Company, Mr. Bagley has a security interest in substantially all of the assets of the Company as well as certain observer rights with respect to meetings of our board of directors, and the Company is restricted from issuing shares of common stock at a purchase price less than $2.11 per share except in certain limited, extraordinary transactions. In addition, Mr. Bagley’s daughter, Lisa Higley, is a member of our board of directors. Based on Mr. Bagley’s significant share ownership, as well as his security interests in substantially all of our assets, Mr. Bagley will be able to significantly influence who serves on our board of directors and the outcome of matters required to be submitted to our stockholders for approval, including, without limitation, decisions relating to the outcome of any proposed merger or consolidation of our company and Mr. Bagley’s significant interest in us may discourage third parties from seeking to acquire control of us, which may adversely affect the market price of our common stock. In addition, based solely on filings by other members of Mr. Bagley’s family and their family trusts under Regulation 13D and Section 16 of the Exchange Act, such family members and their family trusts collectively beneficially own an additional 14.9% of our outstanding shares of common stock, however, Mr. Bagley asserts he does not have control over and disclaims beneficial ownership of such shares. Mr. Bagley’s interests and the interests of his family and their family trusts may not be consistent with those of our other stockholders.

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

ITEM 1A - RISK FACTORS

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

As of December 31, 2022, there were outstanding options to acquire approximately 488,477 shares of our common stock at a weighted average exercise price of $6.48 per share. In addition, as of December 31, 2022 there were outstanding warrants and convertible instruments to acquire approximately 5,932,076 shares at weighted average exercise price of $2.47. During the terms of these options, warrants and convertibles the holders thereof will have the opportunity to profit from an increase in the market price of the common stock. The existence of these derivatives may adversely affect the terms on which we can obtain additional financing, and the holders of these derivatives can be expected to exercise such options at a time when we, in all likelihood, would be able to obtain additional capital by offering shares of our common stock on terms more favorable to us than those provided by the exercise of these derivatives.

ITEM 1A - RISK FACTORS

The sale of additional shares of our common stock could have a negative effect on the market price of our common stock.

The sale of substantial amounts of our common stock in the public market, such as the Rights Offering that we completed in December 2018, Notes and Warrants that we issued in December 2019, Common Stock and Warrants that we issued in 2020 and 2021, and exchange of common stock for the cancellation of short-term bridge loan could adversely affect prevailing market prices and could impair our ability to raise capital through the sale of our equity securities. Most shares of common stock currently outstanding are eligible for sale in the public market, subject in certain cases to compliance with the requirements of Rule 144 under the securities laws. Shares issued upon the exercise of stock options granted under our stock option plan generally will be eligible for sale in the public market. We also have the authority to issue additional shares of common stock and shares of one or more series of preferred stock. The issuance of such shares could dilute the voting power of the currently outstanding shares of our common stock and could dilute earnings per share.

Because we have suspended the payment of dividends on our common stock, stockholders will benefit from an investment in our stock only if it appreciates in value unless a decision is made to reinstate dividend payments.

Any future determination as to the declaration and payment of cash dividends will be at the discretion of our board of directors and will depend on factors the board of directors deems relevant, including among others, our results of operations, financial condition and cash requirements, business prospects, and the terms of our secured convertible notes and other financing arrangements. Accordingly, unless a declaration and payment of cash dividends is made, realization of a gain on stockholders’ investments will depend on the appreciation of the price of our stock. There is no guarantee that our stock will appreciate in value or a dividend declaration will be made.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We occupy a 1,350 square-foot facility in Gainesville, Florida under the terms of an operating lease expiring in February 2028. The Gainesville facility is used primarily to support our research and development activities.

We occupy a 21,443 square-foot facility in Salt Lake City, Utah under the terms of an operating lease, which has been amended in February 2023 to expire in February 2028. Under the terms of this amendment, we will reduce our space to approximately 9,402 square feet. The facility supports our principal administrative, sales, marketing, customer support, and research and product development activities.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NASDAQ Capital Market under the symbol CLRO. On March 30, 2023, there were 23,955,767  shares of our common stock issued and outstanding held by approximately 294 shareholders of record. Each broker dealer or a clearing corporation that holds shares for customers is counted as a single shareholder of record.

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

In January 2022, at the Las Vegas Customer Electronics Show, CES 2022, the world’s most influential annual tech event, our home office Aura™ Xceed™ BMA was singled out for exceptional innovation with a CES Picks Award, presented by Residential Systems magazine.

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

In March 2022, we were awarded a new patent titled “Conferencing Apparatus”, that describes, among other things, a beamforming microphone array with acoustic echo cancellation and a set of configurable fixed beams. The patent goes on to describe performing a direction of arrival determination, and in response to that determination, selecting one or more of those fixed beams for audio transmission.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In April 2022, a ClearOne patent issued titled “Ceiling Tile Microphone,” that claims, among other things, a ceiling tile beamforming microphone that is powered through Power over Ethernet (PoE). Later in the same month another ClearOne patent was granted, also titled “Ceiling Tile Microphone,” that claims, among other things, a ceiling tile microphone that includes beamforming, acoustic echo cancellation, and auto voice tracking.

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

In July 2022, we introduced the CONVERGENCE® InSite server network hardware that enables remote device management by facilitating bi-directional communications between its Cloud or Enterprise AV Manager and on-site ClearOne Pro Audio products.

At the end of October 2022, we announced the introduction of UNITE 60, a new wide angle 4K USB camera featuring AI-powered smart face and voice tracking, along with electronic PTZ (pan/tilt/zoom) capabilities. With a 120-degree field of view, and a plug-and-play USB 3.0 connection for video, control, and power, the new UNITE® 60 camera is ideally suited for rooms such as executive offices, huddle rooms, or smaller conference rooms. The UNITE 60 camera leverages a wide dynamic range and super-high SNR with advanced 2D and 3D noise reduction to deliver excellent visuals across varied lighting conditions. In addition to the AI auto-tracking feature, the camera can also be controlled via IR remote or UVC protocol. The camera can be paired with a wide variety of microphones and speakers.

In November 2022, we announced the introduction of UNITE 160, a new camera that offers cutting-edge 4K UHD performance with 12x optical zoom capabilities, remote-controlled mechanical pan and tilt as well as AI-powered smart face tracking and auto framing. This camera is designed to capture all participants in large rooms while enabling automated focus on a moving presenter, making it ideal for larger spaces including board rooms, training centers, conference rooms and classrooms. This new camera offers an integrated AI-based camera tracking solution for rooms that are a fit for ClearOne's single Versa Lite CT and a single camera. This new lower-cost camera tracking configuration eliminates the need for a DSP mixer and a control system.

Throughout 2022, we continued our efforts to protect our intellectual property rights, including through litigation.  On December 9, 2022 we entered into a confidential settlement and license agreement under which we received a one-time settlement payment of $55 million in January 2023. Under the terms of this agreement, both parties dismissed with prejudice all the litigations between the parties and released all claims against each other in connection with the litigations. The parties also agreed to cross-license certain patents to each other and certain covenants not to sue. See also Part II, Item 1. Legal Proceedings.

We also continued our programs to cut costs and to speed up product development that we believe will enable us to get back to a growth path.

During 2022, our overall revenue of $25.2 million decreased by 13% when compared to revenue during 2021. The decrease in revenues from video products and microphones were partially offset by an increase in revenues from audio conferencing. The revenue decline was primarily due to the decline in demand for video products and due to our inability in the second half of 2022 to source adequate inventory to meet the demand for professional audio products and BMA due to the ongoing transition of manufacturing of our products from China to Singapore by our EMS provider and the increased costs associated with the electronic raw material supply shortages that have affected the global manufacturing of high tech products. We expect these supply shortages and associated increased costs to continue through at least the first half of 2023.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our gross profit margin decreased to 38% during 2022 from 41% in 2021. Net loss of $7.7 million in 2021 changed to net income of $21.6 million in 2022. The change from net loss to net income was primarily due to the recognition of a gain of $33.6 million and included under other income related to the one-time legal settlement receivable of $55 million net of unamortized capitalized legal expenses of $21.4 million. This gain was partially offset by operating loss of $7.2 million and a tax provision of $6.9 million.

Industry conditions

We operate in a very dynamic and highly competitive industry which is dominated on the one hand by a few players with respect to certain products like traditional video conferencing appliances while on the other hand influenced heavily by a fragmented reseller market consisting of numerous regional and local players. The industry is also characterized by venture capitalist funded start-ups and private companies willing to fund cumulative cash losses in order to gain market share and achieve certain non-financial goals. It has become increasingly important to have higher interoperability with other products in the audio visual market as well as with leading video conferencing service providers like Microsoft and Zoom.

Economic conditions, challenges and risks

The audio-visual products market is characterized by intense competition and rapidly evolving technology. Our competitors vary within each product category. Our installed professional audio conferencing products, which is our flagship product category, continue to be ahead of the competition despite the reduction in revenues. Our strength in this space is largely due to our fully integrated suite of products consisting of DSP mixers, wide range of professional microphone products and video collaboration products. Despite our strong leadership position in the installed professional audio conferencing market, we face challenges to revenue growth due to the limited size of the market, pricing pressures from new competitors attracted to the commercial market due to higher margins, our limited ability to be interoperable with other audio visual products in the market, and the lack of certifications from Microsoft.

Our video products and beamforming microphone arrays, especially highly advanced  BMA 360 and BMA-CT are critical to our long term growth. We face intense competition in this market from well-established market leaders as well as emerging players rich with marketing funds. We expect our strategy of making our products more interoperable with other audio-visual products, continuing to improve the quality of our high-end audio conferencing products and microphones, and offering a wide range of innovative professional cameras will generate high growth in the near future.

We derive a significant portion of our revenue (approximately 52% in 2022) from international operations and expect this trend to continue in the future. Most of our revenue from outside the U.S. is billed in U.S. dollars and is not exposed to any significant currency risk. However, we are exposed to foreign exchange risk if the U.S. dollar is strong against other currencies as it will make U.S. Dollar denominated prices of our products less competitive.

In December 2019, a novel strain of coronavirus (“COVID-19”) started spreading from China and was declared a pandemic. The COVID-19 pandemic caused severe global disruptions and had varying impact on our business.  The installed audio conferencing market was negatively impacted due to lockdowns, postponement of projects and restrictions on installers to visit commercial sites. On the other hand, COVID-19 generated higher than normal demand in 2020 for our video products and personal conferencing products due to the significant expansion of work-from-home market. The extent of COVID-19’s effect on our operational and financial performance keeps evolving and depends on multiple factors including the severity and infectiousness of current and future virus strains, effectiveness of vaccines especially on novel strains of COVID-19, government regulations, etc., all of which are uncertain and difficult to predict considering the rapidly evolving landscape. Supply chain disruptions resulting from COVID-19 have caused significant fluctuations in our costs of goods resulting in a reduction of our gross margins in 2021 and 2022. We expect these fluctuations to continue in 2023. If the pandemic continues to be a severe worldwide health crisis, the disease could have a material adverse effect on our business, results of operations, financial condition and cash flows and adversely impact the trading price of our common stock.

Deferred Revenue

Deferred revenue increased from $54 thousand in 2021 to $63 thousand in 2022 due to a small increase in new subscriptions to the video conferencing software.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCUSSION OF RESULTS OF OPERATIONS

The following table sets forth certain items from our consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2022 and 2021, together with the percentage change each item represents. Throughout this discussion, we compare results of operations for the year ended December 31, 2022 (“2022”) to the year ended December 31, 2021 (“2021” or “the comparable period”).

(In thousands, except percentages)	2022	2021	Change Favorable (Adverse) in %
Revenue	$25,205	$28,967	(13)
Cost of goods sold	15,748	17,051	8
Gross profit	9,457	11,916	(21)
Sales and marketing	5,517	6,736	18
Research and product development	4,390	5,794	24
General and administrative	6,772	6,881	2
Total operating expenses	16,679	19,411	14
Operating loss	(7,222)	(7,495)	4
Income (loss) before income taxes	27,460	(7,977)	444
Provision for (benefit from) income taxes	6,904	(283)	(2,540)
Net income (loss)	$20,556	$(7,694)	367

Revenue

Our revenue decreased by 13% to $25.2 million in 2022 compared to $29.0 million of revenue in 2021. The highest decline in revenue was seen in video products with a 45% decrease, followed by a decrease in microphones of 10%. These decreases were partially offset by a 2% increase in revenues from audio conferencing.  Video products suffered a decline in revenues in 2022 compared to 2021 due to a lack of demand for video products due to bottoming of demand for the work from home and learn from home markets and due to extreme pricing pressures. Except for professional audio conferencing category under audio conferencing products every other category suffered revenue decreases during 2022. Cameras as a category declined the most followed by video conferencing equipment and personal audio conferencing categories. Revenue from these categories declined due to reduced demand for these products. Revenue from beamforming microphone arrays reduced mainly due to our inability to procure adequate supply of inventory due to the ongoing transition of manufacturing from China to Singapore.

We expect our revenues for professional audio conferencing and beamforming microphone arrays to be adversely impacted at least through the first half of 2023 due to the delay in the completion of transition of outsourced manufacturing from China to Singapore. We believe our revenues in the second half of 2023 will be positively impacted by new product introductions, which would leverage our advanced beamforming microphone array technology and our recent initiative to improve the interoperability of our products with audiovisual products made by other manufacturers. Despite the introduction of new cameras in 2022, we expect the challenging market conditions for our video products to continue through 2023.

The share of audio conferencing products in our product mix increased significantly from 40% in 2021 to 47% in 2022. The share of microphones in the revenue mix increased slightly from 38% in 2021 to 39% in 2022. Share of video products in the revenue mix declined significantly from 22% in 2021 to 14% in 2022.

During 2022, revenue decreased significantly in all regions of the world.  Asia Pacific including the Middle East decreased by 5%, Europe and Africa decreased by 24% and the Americas decreased by approximately 12%.

We believe, although there can be no assurance, that we can return to revenue growth and generating operating profits through our strategic initiatives namely product innovation, focus on core products and cost reduction.

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

Our gross profit during 2022 was approximately $9.5 million or 38% compared to approximately $11.9 million or 41% in 2021. The gross profit margin was negatively impacted due to increase in material costs due to supply chain constraints and increased administration costs as a percentage of revenue partially offset by reduction in inventory obsolescence and freight and tariff costs.

Our profitability in the near-term continues to depend significantly on our revenues from audio conferencing products. We hold long-term inventory and if we are unable to sell our long-term inventory, our profitability might be affected by inventory write-offs and price mark-downs. Our long-term inventory includes approximately $0.5 million of wireless microphone-related finished goods and assemblies, $1 million of video products and about $1 million of raw materials that will be used primarily for manufacturing installed professional audio conferencing products.

Operating Expenses and Profits (Losses)

Operating income (loss), or income (loss) from operations, is the surplus or deficit after operating expenses are deducted from gross profits. Operating expenses include sales and marketing (“S&M”) expenses, research and product development (“R&D”) expenses and general and administrative (“G&A”) expenses. Total operating expenses were $16.7 million in 2022, compared to $19.4 million in 2021. The following contains a more detailed discussion of expenses related to sales and marketing, research and product development, general and administrative, and other items.

Sales and MarketingS&M expenses include sales, customer service, and marketing expenses such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses.

S&M expenses in 2022 decreased to $5.5 million, compared to $6.7 million in 2021. The decrease was primarily due to (a) decreases in employment expenses and consultant expenses, (b) a decrease in commissions paid to employees and full-time consultants (c) a decrease in employee benefits costs, and (d) a decrease in costs of inventory used for sales demonstrations. This overall decrease was partially offset by (a) an increase in trade-show-related costs, (b) an increase in travel expenses, and (c) an increase in commissions paid to independent manufacturer representatives.

Research and Product Development R&D expenses include research and development, product line management, engineering services, and test and application expenses, including employee-related costs, outside services, expensed materials, depreciation, and an allocation of overhead expenses.

R&D expenses decreased from $5.8 million in 2021to $4.4 million in 2022. The decrease was primarily due to (a) a decrease in project-related expenses and (b) a decrease in employment expenses including salaries and benefits.

General and Administrative G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs, and corporate administrative costs, including costs related to finance and human resources.

G&A expenses decreased marginally to $6.8 million in 2022,compared to $6.9 million in 2021. The decrease was primarily due to (a) a decrease in legal expenses (b) a decrease in consulting expenses, and (c) a decrease in regular employment expenses including salaries and benefits. This decrease was mostly offset by (a) increases in bonuses paid to employees and executives, and (b) an increase in amortization of capitalized legal costs related to patents litigation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other income (expense), net

Other income (expense), net includes interest income and foreign currency changes. Other income during 2022 includes (a) $1.5 million recognized on the gain arising from the CARES Act Paycheck Protection Program loan forgiveness, and (b) a gain recognized of $33.6 million related to the one-time legal settlement receivable of $55 million, net of unamortized capitalized legal expenses of $21.4 million. Other items remained immaterial in 2022 and 2021.

Interest expense decreased to $0.4 million in 2022 compared to $0.5 million in 2021.

Provision for income taxes

The effective tax provision rate was 25% in 2022, compared to 4% effective tax benefit rate during 2021. Income tax provision for 2022 was $6.9 million as compared to an income tax benefit of $0.3 million in 2021. The significant change in income taxes was primarily due to an increase in net income due to the recognition of a one-time settlement payment. We have been recording a valuation allowance against net deferred tax assets since 2018 and have not been claiming tax benefit for our losses as we have concluded that it is more likely than not that our deferred tax assets were not realizable, primarily due to our recent pre-tax losses.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

As of December 31, 2022, our cash and cash equivalents were approximately $1.0 million compared to $1.1 million as of December 31, 2021. Our working capital was $69.3 million and $18.0 million as of December 31, 2022 and 2021, respectively.

Net cash flows used in operating activities were approximately $4.2 million during 2022, a decrease of approximately $0.2 million from $4.4 million used in operating activities in 2021. The decrease in cash used was due to (a) a change in net income by $28.3 million from a net loss of $7.7 million in 2021 to a net income of $20.6 million in 2022, (b) a decrease of $35.7 million in non-cash charges primarily due to the recognition of a gain from the one-time settlement payment which was not received before the end of the year, and (c) a decrease in cash outflows due to change in operating assets and liabilities of $7.6 million which included among other things cash inflows due to (i) a $6.8 million change in income tax receivable and (ii) a $5.5 million change in accounts payable, partially offset by (iii) a $3.2 million change in prepaid expenses.

Net cash provided by investing activities was $2.1 million in 2022 compared to $8.5 million used in investing activities in  2022, a decrease in cash used of $10.6 million. The decrease in cash used in investing activities in 2022 was primarily due to (a) a decrease of $7.1 million in capitalized legal spending, and (b) an increase in net cash inflows from sale of marketable securities of approximately $3.2 million.

Net cash provided by financing activities was $2.1 million during 2022 compared to net cash provided by financing activities of $10.2 million during 2021, a decrease in cash provided of $8.2 million. The decrease was primarily due to a decrease in cash raised through equity and debt issuances of $11.3 million in 2021 to $2.0 million in 2022. This decrease was partially offset by $0.8 million refund of CARES Act Paycheck Protection Program Loan.

Capitalization of patent defense costs. We capitalized external legal costs incurred in the defense of our patents when we believe that a significant, discernible increase in value will result from the defense and a successful outcome of the legal action is probable. When we capitalize patent defense costs we amortize the costs over the remaining estimated useful life of the patent, which is 15 to 17 years. During 2022 we spent $0.7 million of legal costs related to the defense of our patents and capitalized the entire amount. As of December 31, 2022, the unamortized balance of capitalized legal expenses of $21.4 million was fully netted against the one-time settlement amount of $55 million and a gain of $33.6 million was recognized.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In order to maintain liquidity, the Company has been actively engaged in preserving cash by implementing company-wide cost reduction measures and raising additional capital. The company raised additional capital in 2019 by issuing senior convertible notes, in 2020 by borrowing through the CARES Act Paycheck Protection Program and issuing common stock and warrants and in 2021 by issuing short-term notes and issuing common stock and warrants. In January 2022, the Company issued $2,000 in common stock as consideration for the cancellation and termination of the short-term notes. In October 2022, the Company issued short term notes to raise $2,000. In addition, the Company has been generating additional cash as our inventory levels are brought down to historical levels.  The Company also believes that the Company's core strategies of product innovation and prudent cost management will bring the company back to profitability in the future. The Company believes, although there can be no assurance, that all of these measures and effective management of working capital, along with the current cash balance after the receipt of proceeds from legal settlement, will provide the liquidity needed to meet our operating needs through at least March 31, 2024.

As of December 31, 2022, we had open purchase orders of approximately $2.0 million mostly for purchase of inventory.

As of December 31, 2022, we had inventory totaling $11.7 million, of which non-current inventory accounted for $2.7 million. This compares to total inventories of $13.6 million and non-current inventory of $3.6 million as of December 31, 2021.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2022 (in millions):
	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 years
Senior Convertible Notes and short-term notes	$3.9	$3.9	$—	$—	$—
Operating lease obligations	1.2	0.6	0.5	0.1	—
Purchase obligations	2.0	2.0	—	—	—
Total	$7.1	$6.5	$0.5	$0.1	$—

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue and Associated Allowances for Revenue Adjustments and Doubtful Accounts

The Company recognizes revenue when it satisfies a performance obligation. The Company recognizes revenue from sales agreements upon transferring control of a product to the customer. This typically occurs when products are shipped or delivered, depending on the delivery terms, or when products that are consigned at customer locations are sold to dealers or end users. Revenue recognized during the twelve months ended December 31, 2022 for audio and video conferencing equipment sales was $25.1 million, and for software, licenses, etc. was $0.1 million. Sales returns and allowances are estimated based on historical experience. Provisions for discounts and rebates to customers, estimated returns and allowances, ship and credit claims and other adjustments are provided for in the same period the related revenues are recognized, and are netted against revenues. For returns, the Company recognizes a related asset for the right to recover returned products with a corresponding reduction to cost of goods sold. The Company reviews warranty and related claims activity and records provisions, as necessary.

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

The details of deferred revenue and associated cost of goods sold and gross profit are as follows (in thousands):

	As of December 31,
	2022	2021
Deferred revenue	$63	$54
Deferred cost of goods sold	—	—
Deferred gross profit	$63	$54

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

To the extent we establish a valuation allowance in a period, we must include and expense the allowance within the tax provision in the consolidated statement of operations. In accordance with ASC Topic 740, “Accounting for Income Taxes”, we analyzed our valuation allowance at December 31, 2022 and determined that based upon available evidence it is more likely than not that certain of our net deferred tax assets will not be realized and, accordingly, we have recorded a full valuation allowance against these deferred tax assets in the amount of $13.5 million. Please refer to Note 13 - Income Taxes in the Notes to Consolidated Financial Statements for additional information.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. As required by Rule 13a-15 under the Exchange Act, we have completed an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of December 31, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2022.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework set forth in Internal Control - Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using that criteria, management concluded that the design and operation of our internal control over financial reporting were effective as of December 31, 2022.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our directors and executive officers as of March 31, 2022.

Name	Age	Position	Director or Officer Since
Derek L. Graham	55	Chief Executive Officer	2022
Larry R. Hendricks	79	Director *	2003
Lisa B. Higley	55	Director	2020
Eric L. Robinson	56	Chairman, and Director *	2015
Bruce Whaley	72	Director *	2019
Narsi Narayanan	52	Chief Financial Officer and Corporate Secretary	2009
*	Member of the Audit and Compliance Committee, Compensation Committee and Nominating Committee

Derek Graham is our Chief Executive Officer. He was appointed as Interim CEO in May 2022 and was confirmed as the permanent CEO in January 2023. He joined our company in July 2003 as Lead Engineer for Conferencing Cameras. In 2004, he was promoted to Engineering Operations Manager. In 2006, he was promoted to Director of Research and Development. In 2007, he was promoted to Sr. Director of Research and Development. In 2009, he was promoted to Vice President of Research and Development. In 2011, he was promoted to Sr. Vice President of Research and Development. In those prior roles, Derek was responsible for funding, staffing, and execution of parallel engineering programs that resulted in successful development of professionally installed audio and video conferencing, video streaming, wireless microphone, digital signage, and camera products. Derek is a named inventor on 13 patents. Prior to joining ClearOne, Derek held engineering and management positions at Intel Corporation in the areas of audio conferencing and telephony technologies. Mr. Graham earned a Bachelor of Science in Electrical Engineering, with highest honors, and a Master’s Degree in Electrical Engineering from the Georgia Institute of Technology.

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

Eric. L Robinson has served as a director of our company since July 2015 and was named Chairman of the Board in February 2022. Mr. Robinson spent fourteen years in private practice as a corporate attorney, including eleven years as a partner in the Salt Lake City, Utah law firm of Blackburn & Stoll, LC. Mr. Robinson's law practice focused on securities, corporate and other business transactions. For the past five years,  Mr. Robinson has been principally employed by MicroPower Global Limited, a company in the semiconductor business and as a private attorney. At MicroPower, Mr. Robinson has acted as General Counsel, Chief Financial Officer and director. Mr. Robinson also maintains a law practice and serves as counsel to a number of companies in the fields of regenerative medicine, transportation, commercial construction and nonprofit. Mr. Robinson previously served as chief financial officer, in-house counsel, secretary and treasurer of ActiveCare, Inc. from July 2016 until his voluntary resignation in June 2017, and subsequent to Mr. Robinson’s departure, ActiveCare filed a voluntary bankruptcy petition under Chapter 11 of the U.S. Bankruptcy Code on July 15, 2018. His legal practice included working with companies in connection with public and private offerings of securities, corporate partnering, mergers and acquisitions, licensing technology transfer, contracts and construction.

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

Bruce Whaley was appointed a director of our Company effective April 16, 2019. Mr. Whaley has extensive experience as a stockbroker for nearly five decades. Mr. Whaley is currently a broker trading at Wilson & Davis, a regional brokerage firm based in Salt Lake City, Utah. He has been with Wilson & Davis since 1988. Mr. Whaley also holds a real estate license and works as a real estate agent for Coldwell Banker. Mr. Whaley attended the University of Utah between 1968 and 1971 and studied many subjects including business administration, accounting and finance. He did not graduate with a degree.

Narsi Narayanan has served in the roles of Vice President of Finance and Senior Vice President of Finance since July 2009. He has over three decades of professional experience in the areas of accounting, finance and taxes. Prior to joining our Company, he managed the SEC reporting, US GAAP accounting research, Sarbanes-Oxley Act (“SOX”) compliance and other financial reporting functions from August 2007 through February 2009 at Solo Cup Company, a publicly-reporting international consumer products company. Prior to that, Mr. Narayanan managed the accounting and finance functions, including SEC Reporting, SOX compliance and US GAAP accounting research, from June 2004 through August 2007 at eCollege.com, a leading technology company serving private educational institutions, which was also a publicly-reporting company before being acquired by Pearson Education group. In addition to being a Chartered Accountant, Mr. Narayanan has extensive experience working in public accounting and in senior finance positions in India with a large conglomerate. He is a Certified Public Accountant with graduate degrees in accounting (University of Utah, M. Acc.) and business (University of Illinois, MBA-Finance).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act, of 1934 as amended, requires our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership on Form 3 and reports of changes of ownership of our equity securities on Forms 4 and 5. Officers, directors, and greater than 10% shareholders are required to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of the reports furnished to us for the year ended December 31, 2022, we believe that each person who, at any time during such fiscal year was a director, officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such period.

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

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table sets forth the compensation paid or earned by each named executive officer for the years ended December 31, 2022 and 2021.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Salary	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Derek Graham, Chief Executive Officer(1)
Year ended December 31, 2022	$221,625	$—	$—	$—	221,625
Narsi Narayanan - Chief Financial Officer
Year ended December 31, 2022	$230,000	$—	$—	$—	$230,000
Year ended December 31, 2021	$221,625	$—	$—	$30,000	$251,625
Zeynep Hakimoglu - Chief Executive Officer and President(2)
Year ended December 31, 2022	$164,615	$—	$—	$171,037	$335,652
Year ended December 31, 2021	$388,750	$—	$—	$30,000	$418,750

(1)	Derek L. Graham was appointed as Interim CEO on May 24, 2022 and became permanent CEO on Jan 26, 2023.
(2)	Zeynep Hakimoglu served as CEO and President till May 24, 2022, when her employment with ClearOne was terminated.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information on the holdings of stock options by the named executive officers as of December 31, 2022.

Name	Number of Securities Underlying Unexercised Options		Option Exercise Price ($)	Option Grant Date	Option Expiration Date
	Exercisable	Unexercisable
Derek Graham	1,250	—	8.340	9-12-2014	9-12-2024
	5,000	5,000	2.500	12-14-2020	12-14-2026
Narsi Narayanan	15,000	—	8.220	8-22-2013	8-22-2023
	20,000	—	8.340	9-12-2014	9-12-2024
	25,000	—	11.960	3-11-2016	3-11-2026
	2,500	—	11.000	12-14-2016	12-14-2026
	20,000	—	9.900	6-1-2017	6-1-2027
	20,000	10,000	2.500	12-14-2020	12-14-2026

(1)

One-third of the shares underlying each stock option vest on the first anniversary of the grant date and the remaining shares vest equally over a period of 24 months following the first anniversary of the grant date.

OPTION EXERCISES AND STOCK VESTED

There were no exercises of stock options by named executive officers during 2022.

DIRECTOR COMPENSATION

The following table summarizes the compensation paid by us to non-employee directors for the year ended December 31, 2022. Ms. Hakimoglu did not receive additional compensation for her service as a director.

Name	Fees Earned or Paid in Cash	Option Awards	Other Compensation	Total
Larry R. Hendricks	$33,600	$—	$—	$33,600
Lisa B. Higley	30,000	—	—	30,000
Eric L. Robinson	40,800	—	—	40,800
Bruce Whaley	33,600	—	—	33,600

All directors are reimbursed by the Company for their out-of-pocket travel and related expenses, if any, incurred in attending all Board of Directors and committee meetings. However, during 2022 no expenses were reimbursed to any director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding ownership of our common stock as of March 31, 2022, except as otherwise stated, by (i) each director and nominee for director, (ii) the named executive officers, (iii) all of our named executive officers and directors as a group, and (iv) each person known to us to be the beneficial owner of more than 5% of our outstanding common stock.

	Shares Beneficially Owned
	Currently Owned	Currently Owned Percent (2)	Shares that could be acquired within 60 days	Total (2)	Percent (2)
Name of Beneficial Owner (1)	(A)	(B)	(C)	(D)	(E)
Directors and Executive Officers:
Derek L. Graham	3,940	0.02%	218,626	222,566	0.04%
Larry R. Hendricks	13,048	0.05%	56,666	69,714	0.28%
Lisa B. Higley (3)	14,501	0.06%	6,666	21,167	0.14%
Eric L. Robinson	65	—%	34,999	35,064	0.42%
Bruce Whaley	12,000	0.05%	6,666	18,666	0.07%
Narsi Narayanan	—	—%	106,666	106,666	0.08%
Total (Directors and Officers)	43,554	0.18%	430,289	473,843	1.03%
5% Shareholders:
Edward D. Bagley	10,186,917	42.52%	1,637,799	11,481,855	45.49%
E. Bryan Bagley	1,236,630	5.52%	221,747	1,458,377	5.78%

43

(1)

Except as otherwise indicated, each person named in the table has sole voting and investment power, subject to applicable community property law. Except as otherwise indicated, each person may be reached at our corporate offices c/o ClearOne, Inc., 5225 Wiley Post Way, Suite 500, Salt Lake City, Utah 84116.

(2)

The percentages shown in Column (B) are calculated based on 23,955,767 shares of common stock outstanding on March 31, 2022. The numbers shown in Column (D) and percentages shown in Column (E) include the shares of common stock actually owned as of March 31, 2022 and the shares of common stock that the identified person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares of common stock that each identified person or group had the right to acquire within 60 days of March 31, 2022 upon the exercise of the stock options, secured convertible notes and warrants shown in Column (C) are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by the persons or groups listed above.

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

(4)

Mr. Edward D. Bagley may be deemed to own an additional 2,252,636 shares of common stock that are deemed to be owned by his wife, Carolyn Bagley, as a result of her acting as one of four co-trustees of a trust. Mr. Bagley may be deemed to own an additional 355,257 shares of common stock that Carolyn Bagley owns individually. Mr. Bagley, however, disclaims beneficial ownership of these shares that may be indirectly beneficially owned by Mr. Bagley and they are excluded from the amounts reported in the table above. Mr. Edward D. Bagley has sole voting and dispositive power over 11,481,855 shares (including the shares that may be acquired pursuant to exercise of options to purchase 34,999 shares of common stock, secured convertible notes to purchase 574,644 shares of common stock and warrants to purchase 685,295 shares of common stock) and shared voting and dispositive power over the 355,257 shares held by Mr. Edward D. Bagley’s spouse. This information is based upon Schedule 13D/A and Form 4 as filed by Mr. Bagley with the SEC in September 2020 and January 2022, respectively. E. Bryan Bagley, who resigned as Director effective November 6, 2012, is the son of Edward D. Bagley, and each of them has previously disclaimed beneficial ownership of common stock beneficially owned by the other. Lisa Higley, who was appointed a Director effective July 20, 2020, is the daughter of Edward D. Bagley, and each of them has previously disclaimed beneficial ownership of common stock beneficially owned by the other. The share amounts indicated for Mr. Edward D. Bagley do not include any shares held by E. Bryan Bagley or Lisa Higley.

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
44

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2022, relating to equity compensation plans of the Company (including individual compensation arrangements) pursuant to which equity securities of the Company are authorized for issuance.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options and rights	(b) Weighted‑Average Exercise Price of Outstanding Options and Rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity Compensation Plans Approved by Stockholders	488,477	$6.48	976,377
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	488,477	$6.48	976,377

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

Related Party Transactions: Consulting Agreement with Edward D. Bagley

On June 3, 2015, the Company entered into a Consulting Agreement with Edward D. Bagley, former Chairman of the Board and greater than 10% shareholder (“Consulting Agreement”) which became effective on July 29, 2015 for an initial term of three years which was renewed in 2018 for an additional term of three years and renewed again in 2021 for an additional term of 3 years through 2024. Pursuant to the terms of the Consulting Agreement Mr. Bagley is paid a fee of $5,000 per month and is eligible to participate in our equity incentive programs and will be granted stock options commensurate with grants of stock options made to our directors. During 2022, he was paid $60,000 as consulting fees. During 2022, he did not receive any grant of stock options.

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

45

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

amounts:

	2022	2021
Audit fees(1)	$229,111	$260,145
Audit-related fees(2)	—	7,653
Tax fees(3)	55,700	35,000
All other fees	—	—
Total	$284,811	$302,798

(1)	Represents fees billed for professional services rendered for the audit and reviews of our financial statements filed with the SEC on Forms 10-K and 10-Q.

(2)	Represents fees billed for consents provided with respect to registration statements and related amendments.

(3)	Represents fees billed for tax filing, preparation, and tax advisory services.

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

46

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

ITEM 16. FORM 10-K SUMMARY

Not applicable.

47

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	Exhibit Incorporated Herein by Reference	Filing Date
3.1	Certificate of Incorporation of ClearOne, Inc.	8-K	3.1	10/29/18
3.2	Bylaws	8-K	3.2	10/29/18
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	4.1	03/30/20
10.1#	1997 Employee Stock Purchase Plan	S-8	4.9	10/06/06
10.2#	1998 Stock Option Plan	S-8	4.8	10/06/06
10.3#	2007 Equity Incentive Plan	S-8	4.7	01/22/08
10.4#	ClearOne, Inc. Equity Incentive Plan	S-8	4.8	01/26/16
10.5#	Amendment No. 1 to the ClearOne, Inc. Equity Incentive Plan	S-8	4.11	06/30/15
10.6#	ClearOne, Inc. Employee Stock Purchase Plan	S-8	4.3	06/30/15
10.7	Note Purchase Agreement by and among ClearOne, Inc., the guarantors a party thereto and Edward D. Bagley dated as of December 8, 2019	8-K	10.1	12/09/19
10.8	Form of Guaranty and Collateral Agreement	8-K	10.2	12/09/19
10.9	Form of Secured Convertible Note	8-K	10.3	12/09/19
10.10	Form of Securities Purchase Agreement	8-K	10.1	09/14/20
10.11	Form of Securities Purchase Agreement	8-K	10.1	09/13/21
10.12	Form of Registration Rights Agreement	8-K	10.2	09/13/21
10.13	Securities Purchase Agreement.	8-K	10.1	0104/22
10.14	Registration Rights Agreement.	8-K	10.2	01/04/22
10.15#	Confidential Separation Agreement and General Release.	8-K	10.1	08/17/22
10.16	Promissory Note dated October 28, 2022.	8-K	10.1	11/02/22
10.17*	Confidential Settlement and License Agreement.	8-K	10.1	12/09/22
14.1	Code of Ethics, approved by the Board of Directors on August 23, 2006	10-K	14.1	09/14/06
21.1†	Subsidiaries of the registrant
23.1†	Consent of Tanner LLC, Independent Registered Public Accounting Firm
31.1†	Section 302 Certification of Chief Executive Officer
31.2†	Section 302 Certification of Chief Financial Officer
32.1†	Section 906 Certification of Chief Executive Officer
32.2†	Section 906 Certification of Chief Financial Officer
101.INS‡	XBRL Instance Document
101.SCH‡	XBRL Taxonomy Extension Schema
101.CAL‡	XBRL Taxonomy Extension Calculation Linkbase
101.DEF‡	XBRL Taxonomy Extension Definitions Linkbase
101.LAB‡	XBRL Taxonomy Extension Label Linkbase
101.PRE‡	XBRL Taxonomy Extension Presentation Linkbase
104	The cover page from this Annual Report on Form 10-K formatted in Inline XBRL

* Certain confidential portions of this exhibit have been excluded from this exhibit in accordance with Rule 24b-2 because such information is (1) not material, and (2) the Company customarily and actually treats that information as private or confidential.

† Filed herewith

‡ Information furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the 1934 Act

#Management contract or compensatory plan or arrangement

48

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARONE, INC.

Registrant

/s/ Derek L. Graham
Derek L. Graham
Chief Executive Officer
March 31, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Derek L. Graham	/s/ Narsi Narayanan
Derek L. Graham	Narsi Narayanan
President and Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Accounting and Principal Financial Officer)
March 31, 2023	March 31, 2023

/s/ Eric L. Robinson	/s/ Larry R. Hendricks
Eric L. Robinson	Larry R. Hendricks
Director and Chairman of the Board	Director
March 31, 2023	March 31, 2023

/s/ Bruce Whaley	/s/Lisa B. Higley
Bruce Whaley	Lisa B. Higley
Director	Director
March 31, 2023	March 31, 2023

49

CLEARONE, INC.

50

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of ClearOne, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of ClearOne, Inc. and subsidiaries (collectively, the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the consolidated financial statements).  In our opinion, the consolidated financial statements present fairly, in all material aspects, the financial position of ClearOne as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter - Gain on Legal Settlement

As discussed more fully in Note 8 to the consolidated financial statements, the Company and another party entered into a confidential settlement and license agreement (the Agreement) on December 9, 2022. Under the terms of the Agreement, all of the litigations between the parties were dismissed with prejudice and both the Company and the other party released all claims against the other arising from or in connection with the matters that were subject to the litigations. The Company received a one-time settlement payment in early January 2023 in the amount of $55,000,000 after the dismissal of the litigations in accordance with the Agreement. The Company and the other party agreed to certain covenants not to sue. As of December 31, 2022, the Company recorded a receivable of $55,000,000 for the proceeds. During the year ended December 31, 2022, the Company recognized a gain of $33,623,000, after deducting the entire capitalized legal costs totaling $27,374,000 net of amortized costs of $5,997,000.

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

| F-1 |

Capitalized patent defense costs

As described in Notes 3 and 8 to the consolidated financial statements, the Company was involved in litigation against a competitor related to intellectual property rights. The Company has capitalized legal expenses related to the defense of certain patents as intangible assets on the balance sheet based on the satisfaction of two conditions: (i) a determination being made that a successful defense is probable, and (ii) that the monetary benefits arising out of such a successful defense will be in excess of the costs for the defense.

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

Assessment of lower of cost or net realizable value of inventories

As described in Notes 1 and 4 to the consolidated financial statements, inventories totaling $11.7 million as of December 31, 2022 are stated at the lower of cost or market.  The Company performs analyses to identify and estimate the net realizable value of excess or slow-moving inventories based on forecasted future product demand.

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

/s/ TANNER LLC

Salt Lake City, Utah
March 31, 2023

We have served as the Company’s auditor since October 14, 2015.

| F-2 |

CLEARONE, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$984	$1,071
Marketable securities	—	1,790
Legal settlement receivable	55,000	—
Receivables, net of allowance for doubtful accounts of $326	3,603	4,991
Inventories, net	8,961	10,033
Income tax receivable	1,071	7,535
Prepaid expenses and other assets	7,808	4,021
Total current assets	77,427	29,441
Long-term marketable securities	—	1,220
Long-term inventories, net	2,707	3,567
Property and equipment, net	383	744
Operating lease – right of use assets, net	1,047	1,537
Intangibles, net	2,071	25,086
Other assets	115	4,597
Total assets	$83,750	$66,192
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,284	$5,388
Accrued liabilities	3,041	2,549
Deferred product revenue	63	54
Short-term debt	3,732	3,481
Total current liabilities	8,120	11,472
Long-term debt	—	1,535
Operating lease liability, net of current	492	1,026
Other long-term liabilities	1,008	655
Total liabilities	9,620	14,688
Shareholders’ equity:
Common stock, par value $0.001, 50,000,000 shares authorized, 23,955,767 and 22,410,126 shares issued and outstanding, respectively	24	22
Additional paid-in capital	74,910	72,795
Accumulated other comprehensive loss	(288)	(241)
Accumulated deficit	(516)	(21,072)
Total shareholders’ equity	74,130	51,504
Total liabilities and shareholders’ equity	$83,750	$66,192

See accompanying notes

| F-3 |

CLEARONE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share amounts)

	Year ended December 31,
	2022	2021
Revenue	$25,205	$28,967
Cost of goods sold	15,748	17,051
Gross profit	9,457	11,916

Operating expenses:
Sales and marketing	5,517	6,736
Research and product development	4,390	5,794
General and administrative	6,772	6,881
Total operating expenses	16,679	19,411

Operating loss	(7,222)	(7,495)
Interest expense	(420)	(514)
Other income, net	35,102	32
Income (loss) before income taxes	27,460	(7,977)
Provision for (benefit from) income taxes	6,904	(283)
Net income (loss)	$20,556	$(7,694)

Basic income (loss) per common share	$0.86	$(0.39)
Diluted income (loss) per common share	$0.83	$(0.39)

Basic weighted average shares outstanding	23,937,962	19,859,817
Diluted weighted average shares outstanding	25,189,147	19,859,817

Comprehensive income (loss):
Net income (loss)	$20,556	$(7,694)
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities, net of tax	(2)	(28)
Change in foreign currency translation adjustment	(45)	(27)
Comprehensive income (loss)	$20,509	$(7,749)

See accompanying notes

| F-4 |

CLEARONE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands)

	Year ended December 31, 2022	Year ended December 31, 2021
Common stock and paid-in capital
Balance, beginning of year	$72,817	$63,378
Issuance of common stock	2,000	9,288
Share-based compensation expense	113	136
Proceeds from employee stock purchase plan	4	15
Balance, end of year	$74,934	$72,817

Accumulated other comprehensive loss
Balance, beginning of year	$(241)	$(186)
Unrealized loss on available-for-sale securities, net of tax	(2)	(28)
Foreign currency translation adjustment	(45)	(27)
Balance, end of year	$(288)	$(241)

Accumulated deficit
Balance, beginning of year	$(21,072)	$(13,378)
Net income (loss)	20,556	(7,694)
Balance, end of year	$(516)	$(21,072)

Total shareholders' equity	$74,130	$51,504

See accompanying notes

| F-5 |

CLEARONE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$20,556	$(7,694)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	2,970	2,867
Amortization of right of use of assets	597	611
Share-based compensation expense	113	136
Change of inventory to net realizable value	120	850
Loss on disposal of assets	146	—
Gain recognized on Paycheck Protection Plan Loan forgiveness	(1,528)	—
Gain on legal settlement proceeds, net of capitalized legal costs less amortization	(33,623)	—
Changes in operating assets and liabilities:
Receivables	1,388	203
Inventories	1,812	603
Prepaid expenses and other assets	684	(2,485)
Accounts payable	(4,104)	1,438
Accrued liabilities	485	166
Income taxes receivable	6,466	(366)
Deferred product revenue	9	(69)
Operating lease liabilities	(623)	(631)
Other long-term liabilities	353	(23)
Net cash used in operating activities	(4,179)	(4,394)

Cash flows from investing activities:
Capitalized patent defense costs	(737)	(7,836)
Purchase of property and equipment	(51)	(221)
Purchase of intangibles	(137)	(290)
Proceeds from maturities and sales of marketable securities	3,010	4,004
Purchase of marketable securities	—	(4,164)
Net cash provided by (used in) investing activities	2,085	(8,507)

Cash flows from financing activities:
Gross proceeds from issuance of common stock and warrants	—	10,000
Costs of issuance of common stock and warrants	—	(712)
Proceeds from issuance of short-term notes	2,000	2,000
Proceeds from Paycheck Protection Program loan	767	—
Principal payments of long-term debt	(720)	(1,098)
Proceeds from equity-based compensation programs	4	15
Net cash provided by financing activities	2,051	10,205

Effect of exchange rate changes on cash and cash equivalents	(44)	(36)
Net decrease in cash and cash equivalents	(87)	(2,732)
Cash and cash equivalents at the beginning of the year	1,071	3,803
Cash and cash equivalents at the end of the year	$984	$1,071

| F-6 |

CLEARONE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$88	$107
Cash paid for interest	226	296

Supplemental disclosure of non-cash investing and financing activities
Right-of-use assets obtained in exchange for lease obligations	107	212
Issue of common stock in consideration of cancellation of debt	2,000	—

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

Basis of Presentation:

Fiscal Year – This report on Form 10-K includes consolidated balance sheets for the years ended December 31, 2022 and 2021 and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity, and cash flows for each of the years ended December 31, 2022 and 2021.

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

Significant Accounting Policies:

Cash Equivalents – The Company considers all highly-liquid investments with a maturity of three months or less, when purchased, to be cash equivalents. The Company places its temporary cash investments with high-quality financial institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limits.  As of December 31, 2022, there was one cash account that exceeded federally insured limits, in the amount of $564.

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

A decline in the market value of any available-for-sale security below cost that is deemed other than temporary results in a charge to earnings and establishes a new cost basis for the security. Losses are charged against “Other income” when a decline in fair value is determined to be other than temporary. We review several factors to determine whether a loss is other than temporary. These factors include, but are not limited to: (i) the extent to which the fair value is less than cost and the cause for the fair value decline, (ii) the financial condition and near term prospects of the issuer, (iii) the length of time a security is in an unrealized loss position and (iv) our ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. There were no other-than-temporary impairments recognized during the years ended December 31, 2022 and 2021.

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

The Company’s allowance for doubtful accounts activity for the years ended December 31, 2022 and 2021 is as follows:

	Year Ended December 31,
	2022	2021
Balance at beginning of the year	$326	$506
Allowance increase (decrease)	—	(180)
Write offs, net of recoveries	—	—
Balance at end of the year	$326	$326

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

The inventory also includes advance replacement units (valued at cost) provided by the Company to end-users to service defective products under warranty. The value of advance replacement units included in the inventory was $193 and $130, as of December 31, 2022 and 2021, respectively.

The inventory consists of current inventory of $8,961 and long-term inventory of $2,707. Long term inventory represents inventory held in excess of our current (next 12 months) requirements based on our recent sales and forecasted level of sales.

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

Intangible Assets – Intangible assets are amortized over their useful lives unless these lives are determined to be indefinite. Intangible assets are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, which are generally three to ten years. Intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized.

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

Leases: We determine if an arrangement is a lease at inception. Operating leases are included in operating lease - right of use (“ROU”) assets, accrued liabilities, and operating lease liability in our consolidated balance sheets. As of adoption of ASC 842 and as of December 31, 2022 and December 31, 2021, the Company was not party to finance lease arrangements. ROU assets represent our right to use an underlying asset for the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and operating lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. Under the available practical expedient, we account for the lease and non-lease components as a single lease component.

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

The Company recognizes revenue when it satisfies a performance obligation. The Company recognizes revenue from sales agreements upon transferring control of a product to the customer. This typically occurs when products are shipped or delivered, depending on the delivery terms, or when products that are consigned at customer locations are sold to dealers or end users. Revenue recognized during the twelve months ended December 31, 2022 for equipment sales was $25,104, and for software, licenses, etc. was $101. Sales returns and allowances are estimated based on historical experience. Provisions for discounts and rebates to customers, estimated returns and allowances, ship and credit claims and other adjustments are provided for in the same period the related revenues are recognized, and are netted against revenues. For returns, the Company recognizes a related asset for the right to recover returned products with a corresponding reduction to cost of goods sold. The Company reviews warranty and related claims activity and records provisions, as necessary.

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

The details of deferred revenue and associated cost of goods sold and gross profit are as follows:

	As of December 31,
	2022	2021
Deferred revenue	$63	$54
Deferred cost of goods sold	—	—
Deferred gross profit	$63	$54

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

| F-11 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

The following table disaggregates the Company’s revenue into primary product groups:

	Year Ended December 31,
	2022	2021
Audio Conferencing	$11,829	$11,568
Microphones	9,824	10,963
Video products	3,552	6,436
	$25,205	$28,967

The following table disaggregates the Company’s revenue into major regions:

	Year Ended December 31,
	2022	2021
North and South America	$12,297	$14,042
Asia (including Middle East) and Australia	7,828	8,197
Europe and Africa	5,080	6,728
	$25,205	$28,967

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

The details of changes in the Company’s warranty accrual are as follows:

	Year Ended December 31,
	2022	2021
Balance at the beginning of year	$194	$194
Accruals/additions	—	—
Usage/claims	—	—
Balance at end of year	$194	$194

Advertising – The Company expenses advertising costs as incurred. Advertising costs consist of trade shows, magazine advertisements, and other forms of media. Advertising expenses for the years ended December 31, 2022 and 2021 totaled $572 and $508, respectively, and are included in sales and marketing on the consolidated statements of operations and comprehensive income (loss).

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

| F-12 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

The valuation allowance is based on our estimates of future taxable income and the period over which we expect the deferred tax assets to be recovered. Our assessment of future taxable income is based on historical experience and current and anticipated market and economic conditions and trends. In 2018, as a result of negative evidence, principally three years of cumulative pre-tax operating losses, we concluded that it was more likely than not that net operating losses, tax credits and other deferred tax assets were not realizable and therefore, we recorded a full valuation allowance against those net deferred tax assets. We continue to record full valuation against our net deferred tax assets. Adjustments to the valuation allowance increase or decrease the Company’s income tax provision or benefit.

As of December 31, 2022 the Company had no net deferred tax assets due to valuation allowances recorded to account for the consecutive quarters with losses before taxes.

Recent changes: There were no changes that had a material impact on the Company's consolidated financial position, results of operations or cash flows.

Earnings Per Share – The following table sets forth the computation of basic and diluted loss per common share:

	Year Ended December 31,
	2022	2021
Numerator:
Net income (loss)	$20,556	$(7,694)
Interest adjustment under if-converted method	285	—
	20,841	(7,694)

Denominator:
Basic weighted average shares	23,937,962	19,859,817
Dilutive common stock equivalents using if-converted method	909,953	—
Diluted weighted average shares	25,189,147	19,859,817

Basic income (loss) per common share:	$0.86	$(0.39)
Diluted income (loss) per common share:	$0.83	$(0.39)

Weighted average options, warrants and convertible portion of senior convertible notes outstanding	6,788,671	4,654,601
Anti-dilutive options, warrants and convertible portion of senior convertible notes not included in the computation	5,510,600	4,654,601

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

| F-13 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

 Liquidity:

As of December 31, 2022, cash and cash equivalents were approximately $984 compared to $1,071 as of December 31, 2021. Our working capital was $69,307 as of December 31, 2022 compared to $17,969 as of December 31, 2021. Net cash used in operating activities was $4,179 for the twelve months ended December 31, 2022, a decrease of cash used of $215 from $4,394 of cash used in operating activities in the twelve months ended December 31, 2021.

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

The Company also believes that the Company's core strategies of product innovation and prudent cost management will bring the company back to profitability in the future. The Company believes, although there can be no assurance, that all of these measures and effective management of working capital, along with the current cash balance after the receipt of proceeds from legal settlement, will provide the liquidity needed to meet our operating needs through at least March 31, 2024.

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

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of securities at December 31, 2021 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
December 31, 2021
Available-for-sale securities:
Corporate bonds and notes	$1,434	$8	$(2)	$1,440
Municipal bonds	1,573	—	(3)	1,570
Total available-for-sale securities	$3,007	$8	$(5)	$3,010

There were no available-for-sale securities as of December 31, 2022.

| F-14 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

3. Intangible Assets

Intangible assets as of December 31, 2022 and 2021 consisted of the following:

	Estimated useful lives			As of December 31,
	(in years)			2022	2021
Tradename	5	to	7	$555	$555
Patents and technological know-how	10	to	20	7,053	33,553
Proprietary software	3	to	15	2,981	2,981
Other	3	to	5	323	323
Total intangible assets, gross				10,912	37,412
Accumulated amortization				(8,841)	(12,326)
Total intangible assets, net				$2,071	$25,086

Patents and technological know-how as of December 31, 2021 include capitalized legal expenses, net of amortization of $22,637 related to our defense of patents from infringement by our competitors. Legal expenses were capitalized upon satisfaction of two conditions: (a) a determination being made that a successful defense of this litigation is probable, and (b) that the monetary benefits arising out of such successful defense will be in excess of the costs for the defense. The Company capitalized $737 and $7,836 of litigation expenses related to this matter during the twelve months ended December 31, 2022 and 2021, respectively. A gain of $33,623 was recognized and included under other income after deducting the entire capitalized legal costs amounting to $27,374 net of amortized costs of $5,997 from the one-time legal settlement amount of $55,000, which is included in the balance sheet under legal settlement receivable as of December 31, 2022. Please refer to Note 8 - Commitments and Contingencies for additional information.

During the years ended December 31, 2022 and 2021, amortization of these intangible assets were$2,512 and $2,288 respectively.

The estimated future amortization expense of intangible assets is as follows:

Years ending December 31,
2022	$512
2023	249
2024	188
2025	187
2026	57
Thereafter	878
Total	$2,071

| F-15 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

4. Inventories

Inventories, net of reserves, consisted of the following:

	As of December 31,
	2022	2021
Current:
Raw materials	$4,499	$4,085
Finished goods	4,462	5,948
Total	$8,961	$10,033
Long-term:
Raw materials	$1,068	$1,980
Finished goods	1,639	1,587
Total	$2,707	$3,567

Long-term inventory represents inventory held in excess of our current (next 12 months) requirements based on our recent sales and forecasted level of sales. We have developed programs to reduce the inventory to normal operating levels in the near future. We expect to sell the above inventory, net of reserves, at or above the stated cost and believe that no loss will be incurred on its sale.

The losses incurred on valuation of inventory at the lower of cost or market value and write-off of obsolete inventory amounted to $120 and $850 during the years ended December 31, 2022 and 2021, respectively.

5. Property and Equipment

Major classifications of property and equipment and estimated useful lives were as follows:

	Estimated useful lives			As of December 31,
	in years			2022	2021
Office furniture and equipment	3	to	10	$66	$5,410
Leasehold improvements	2	to	7	121	1,610
Vehicles	5	to	10	41	206
Manufacturing and test equipment	2	to	10	1,146	2,846
				1,374	10,072
Accumulated depreciation and amortization				(991)	(9,328)
Property and equipment, net				$383	$744

Depreciation expense on property and equipment for the years ended December 31, 2022 and 2021 was $263 and $378, respectively.

| F-16 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

6. Leases

Rent expense is recognized on a straight-line basis over the period of the lease taking into account future rent escalation and holiday periods.

Rent expense for the years ended December 31, 2022 and 2021 was as follows:

	Year ended
	December 31,
	2022	2021
Rent expense	$684	$719

We occupy a 1,350 square-foot facility in Gainesville, Florida under the terms of an operating lease that expires in February 2028. The Gainesville facility is used primarily to support our research and development activities.

We occupy a21,443square-foot facility in Salt Lake City, Utah under the terms of an operating lease, which has been amended in February 2023 to expire in February 2028. Under the terms of this amendment, we will reduce our space to approximately 9,402 square feet. The facility supports our principal administrative, sales, marketing, customer support, and research and product development activities.

We occupy a6,175square-foot facility in Chennai, India under the terms of an operating lease expiring in August 2023. This facility supportsour administrative, marketing, customer support, and research and product development activities.

We occupy a40,000square-foot warehouse in Salt Lake City, Utah under the terms of an operating lease expiring in April 2025, which serves as our primary inventory fulfillment center.

Supplemental cash flow information related to leases was as follows:

	Year ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$680	$685
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$107	$212

Supplemental balance sheet information related to leases was as follows:

	December 31, 2022	December 31, 2021
Operating lease right-of-use assets	$1,047	$1,537

Current portion of operating lease liabilities, included in accrued liabilities	$641	$623
Operating lease liabilities, net of current portion	492	1,026
Total operating lease liabilities	$1,133	$1,649

Weighted average remaining lease term for operating leases (in years)	2.12	2.64
Weighted average discount rate for operating leases	5.93%	5.87%

| F-17 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

The following represents maturities of operating lease liabilities as of December 31, 2022:

Years ending December 31,
2023	$691
2024	367
2025	94
2026	26
2027	26
Thereafter	4
Total lease payments	1,208
Less: Imputed interest	(75)
Total	$1,133

7. Accrued Liabilities

Accrued liabilities consist of the following:

	As of December 31,
	2022	2021
Accrued salaries and other compensation	$1,148	$733
Sales and marketing programs and customer credit balances	605	869
Product warranty	194	194
Current portion of operating lease liabilities	641	623
Other accrued liabilities	453	130
Total	$3,041	$2,549

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

Outsource Manufacturers. We have manufacturing agreements with electronics manufacturing service (“EMS”) providers related to the outsourced manufacturing of our products. Certain manufacturing agreements establish annual volume commitments. We are also obligated to repurchase Company-forecasted but unused materials. The Company has non-cancellable, non-returnable, and long-lead time commitments with its EMS providers and certain suppliers for inventory components that will be used in production. The Company’s purchase commitments under such agreements is approximately $2,035 as of December 31, 2022.

Uncertain Tax Positions. As further discussed in Note 13 - Income Taxes, we had $962 of uncertain tax positions as of December 31, 2022. Due to the inherent uncertainty of the underlying tax positions, it is not possible to forecast the payment of this liability to any particular year.

Legal Proceedings.

Intellectual Property Litigation

The Company has been involved in several litigation proceedings (collectively, the “Litigations”) against Shure Incorporated (“Shure”) as more fully described in the Part I, Item 3 of the Company’s annual report on Form 10-K for the year ended December 31, 2021, as supplemented in Part II, Item 1 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2022.

On December 9, 2022, the Company and Shure entered into a confidential settlement and license agreement (the “Agreement”).  Under the terms of the Agreement:

●

All of the Litigations between the parties were dismissed with prejudice and each of the Company and Shure released all claims against the other arising from or in connection with the matters that were subject to the Litigations;

●	Shure made a one-time settlement payment to the Company in the amount of $55,000 within five days after the dismissal of the Litigations in accordance with the Agreement in January 2023; and
●	The Company and Shure agreed to certain patent licenses and covenants not to sue.

The Company capitalized $737 and $7,836 of litigation expenses related to this matter during the twelve months ended December 31, 2022 and 2021, respectively.

A gain of $33,623 was recognized and included under other income after deducting the entire capitalized legal costs amounting to $27,374 net of amortized costs of $5,997 from the one-time legal settlement amount of $55,000, which is included in the balance sheet under legal settlement receivable as of December 31, 2022.

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

| F-20 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

The original issue discount and issuance costs are netted against the liability. The following table represents the carrying value of Notes and Warrants:

	December 31, 2022	December 31, 2021
Liability component:
Principal	$1,920	$2,640
Less: debt discount and issuance costs, net of amortization	(188)	(385)
Net carrying amount	$1,732	$2,255
Equity component(1):
Warrants	$318	$318
Conversion feature	122	122
Net carrying amount	$440	$440

Current portion of liability component included under short-term debt	$1,920	$720
Long-term portion of liability component included under long-term debt	—	1,920
Liability component total	$1,920	$2,640

(1) Recorded on the consolidated balance sheets as additional paid-in capital.

Debt discount and issuance costs are amortized over the life of the note to interest expense using the effective interest method. During the twelve months December 31, 2022 amortization of debt discount and issuance costs were $197 and $196 respectively. The following table represents schedule of maturities of principal amount contained in the Notes as of December 31, 2022:

Year ending December 31,	Principal Amount Maturing
2023	1,920
Net carrying amount	$1,920

2021 Short-term Bridge Loan

On July 2, 2021, the Company obtained a bridge loan in the principal amount of $2,000 from Edward D. Bagley (the “2021 Bridge Loan”), an affiliate of the Company. The Bridge Loan is evidenced by a promissory note dated July 2, 2021 (the “Note”) issued by the Company to Mr. Bagley.The Note bears interests at a rate of 8.0% per annum, matures on the earlier to occur of (i) October 1, 2021 or (ii) within two business days of the Company’s receipt of its expected U.S. federal income tax refund, and contains other customary covenants and events of default. On September 11, 2021, the Company amended and restated the terms of the 2021 Bridge Loan to extend the latest maturity date from October 1, 2021 to January 3, 2022. All other terms and conditions of the Bridge Loan remained the same. This Bridge Loan of $2,000 is included under short-term debt as of December 31, 2021. On January 4, 2022, the Company entered into a Securities Purchase Agreement with Edward D. Bagley, pursuant to which the Company issued and sold to Mr. Bagley, in a private placement 1,538,461 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share, at a purchase price of $1.30 per share of Common Stock. The consideration for the Shares was the cancellation and termination of Mr. Bagley’s outstanding bridge loan to the Company in the principal amount of $2,000 originally issued on July 2, 2021 and amended and restated on September 11, 2021. Mr. Bagley is an affiliate of the Company and the Company’s single largest stockholder.

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

The Company's Paycheck Protection Program Loan ("PPP Loan") under the CARES Act was forgiven by Small Business Administration effective April 29, 2022. With this forgiveness, the Company is not required to repay the principal amount of $1,499 and the interest of $31. The Company received $953 back that it had already paid towards principal and interest payments toward the PPP Loan. The Company treated the forgiveness as extinguishment of debt in this quarter ended September 30, 2022 and reported the entire principal amount forgiven of $1,499 along with interest already accounted for of $29as a gain on extinguishment of debt included in other income.

2022 Bridge Loan

On October 28, 2022 the Company obtained a bridge loan in the principal amount of $2,000 from Edward D. Bagley (the “2022 Bridge Loan”), an affiliate of the Company. The 2022Bridge Loan is evidenced by a promissory note dated October 28, 2022 (the “2022 Note”) issued by the Company to Mr. Bagley.The2022 Note bears interest at a rate of 12.0% per annum and matures on October 28, 2023. Mr. Bagley is an affiliate of the Company and the Company’s single largest stockholder. This Bridge Loan of $2,000is included under short-term debt as of December 31, 2022.

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

All vesting schedules for options granted are based on 3 or 4-year vesting schedules, with either one-third or one-fourth vesting on the first anniversary and the remaining options vesting ratably over the remainder of the vesting term. Generally, directors and officers have 3-year vesting schedules and all other employees have 4-year vesting schedules. Additionally, in the event of a change in control or the occurrence of a corporate transaction, the Company’s Board of Directors has the authority to elect that all unvested options shall vest and become exercisable immediately prior to the event or closing of the transaction. As of December 31, 2022, the Company had 245,977 options with contractual lives of ten years and 242,500 options with contractual lives of 6 years.

As of December 31, 2022, there were 488,477 options outstanding under the 2007 Plan. As of December 31, 2022, the 2007 Plan had 976,377 authorized unissued options.

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

| F-22 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

The Company did not grant any options during the year ended December 31, 2022.

In applying the Black-Scholes methodology to the 50,000 options granted during the year ended December 31, 2021, the Company used the following assumptions:

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

The following table shows the stock option activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
As of December 31, 2020	843,446	$6.60	4.91	$—
Granted	50,000	2.30
Expired and canceled	(34,875)	6.70
Forfeited prior to vesting	(27,500)	2.50
Exercised	—	—
As of December 31, 2021	831,071	$6.47	4.10	$—
Granted	—	—
Expired and canceled	(274,379)	7.44
Forfeited prior to vesting	(68,215)	2.50
Exercised	—	—
As of December 31, 2022	488,477	$6.48	3.42	$—
Vested and Expected to Vest at December 31, 2021	831,071	$6.47	4.10	$—
Vested at December 31, 2021	555,237	$8.46	3.64	$—
Vested and Expected to Vest at December 31, 2022	488,477	$6.48	3.42	$—
Vested at December 31, 2022	373,612	$7.72	3.22	$—

| F-23 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

The total pre-tax compensation cost related to stock options recognized during the years ended December 31, 2022 and 2021 was $112 and $131, respectively. Tax benefit from compensation cost related to stock options during the years ended December 31, 2022 and 2021, respectively was $28 and $0. As of December 31, 2022, the total compensation cost related to stock options not yet recognized and before the effect of any forfeitures was $152, which is expected to be recognized over approximately the next 2.65 years on a straight-line basis.

Employee Stock Purchase Plan

During the years ended December 31, 2022 and 2021, the Company issued shares to employees under the Company’s 2016 Employee Stock Purchase Plan (the “ESPP”). The ESPP was approved by the Company’s shareholders on December 12, 2016. As of December 31, 2022, and December 31, 2021, 395,524 and 402,704, respectively of the originally approved 500,000 shares were available for offerings under the ESPP. Offering periods under the ESPP commence on each Jan 1 and July 1 and continue for a duration of six months. The ESPP is available to all employees who do not own, or are deemed to own, shares of stock making up an excess of 5% of the combined voting power of the Company, its parent or subsidiary.

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

Shares purchased and compensation expense associated with Employee Stock Purchase Plans were as follows:

	2022	2021
Shares purchased under ESPP plan	7,180	11,164
Plan compensation expense	$1	$5

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

| F-24 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

11. Significant Customers

There were no sales to significant customers that represented more than 10 percent of total revenues during the years ended December 31, 2022 and 2021.

The following table summarizes the percentage of total gross receivables from significant customers that represented more than 10 percent of total gross accounts receivable:

	As December 31,
	2022	2021
Customer A	—%	10.9%
Customer B	—%	10.6%

12. Fair Value Mezasurements

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

There were no financial instruments that were re-measured by the Company as of December 31, 2022. The following tables set forth the fair value of the financial instruments re-measured by the Company as of December 31, 2021.

	Level 1	Level 2	Level 3	Total
December 31, 2021
Corporate bonds and notes	$—	$1,440	$—	$1,440
Municipal bonds	—	1,570	—	1,570
Total	$—	$3,010	$—	$3,010

| F-25 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

13. Income Taxes

Consolidated income (loss) before taxes for domestic and foreign operations consisted of the following:

	Year ended December 31,
	2022	2021
Domestic	$28,754	$(6,201)
Foreign	(1,294)	(1,776)
Total	$27,460	$(7,977)

The Company’s benefit from (provision for) income taxes consisted of the following:

	Year ended December 31,
	2022	2021
Current:
Federal	$(6,753)	$373
State	(98)	(9)
Foreign	(53)	(81)
Total current	(6,904)	283
Deferred:
Federal	1,132	1,326
State	(976)	398
Foreign	165	302
Total	321	2,026
Change in valuation allowance	(321)	(2,026)
Total deferred	—	—
Tax benefit (provision)	$(6,904)	$283

The income tax benefit (provision) differs from that computed at the federal statutory corporate income tax rate as follows:

	Year ended December 31,
	2022	2021
Tax benefit (provision) at federal statutory rate	$(5,768)	$1,674
State income tax benefit (provision), net of federal benefit	(1,093)	335
Research and development tax credits	457	361
Foreign earnings or losses taxed at different rates	(68)	(28)
Tax rate change	(60)	(2)
Other	(51)	(31)
Change in valuation allowance	(321)	(2,026)
Tax benefit (provision)	$(6,904)	$283

| F-26 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

The tax effects of significant temporary differences representing net deferred tax assets and liabilities consisted of the following:

	2022	2021
Deferred revenue	$11	$9
Basis difference in intangible assets	6,604	1,319
Inventory reserve	2,258	2,377
Net operating loss carryforwards	3,075	7,121
Research and development tax credits	48	1,579
Accrued expenses	120	43
Stock-based compensation	215	308
Allowance for sales returns and doubtful accounts	81	83
Difference in property and equipment basis	(83)	(124)
Convertible debt	(110)	(112)
Capitalized research expenditure	922	—
Other	364	581
Total net deferred income tax asset	13,505	13,184
Less: Valuation allowance	(13,505)	(13,184)
Net deferred income tax asset (liability)	$—	$—

The Company has not provided for foreign withholding taxes on undistributed earnings of its non-U.S. subsidiaries since these earnings are intended to be reinvested indefinitely, in accordance with guidelines contained in ASC Topic 740, Accounting for Income Taxes. It is not practical to estimate the amount of additional taxes that might be payable on such undistributed earnings.

The Company routinely evaluates the likelihood of realizing the benefit of its deferred tax assets and may record a valuation allowance if, based on all available evidence, it determines that it is more likely than not some portion of the tax benefit will not be realized. As of December 31, 2022, the Company had an aggregate of approximately $13.5 million in deferred tax assets primarily related to intangible assets, net operating losses, tax credit carryforwards, and inventory basis differences. On a quarterly basis, the Company tests the value of deferred tax assets for impairment at the taxpaying-component level within each tax jurisdiction. Significant judgment and estimates are required in determining whether valuation allowances should be established as well as the amount of such allowances. When making such determination, consideration is given to, among other things, the following:

●	sufficient taxable income within the allowed carryback or carryforward periods;
●	future reversals of existing taxable temporary differences, including any tax planning strategies that could be utilized;
●	nature or character (e.g., ordinary vs. capital) of the deferred tax assets and liabilities; and
●	future taxable income exclusive of reversing temporary differences and carryforwards.

Based on the foregoing criteria, the Company determined that it does not meet the “more likely than not” threshold that net operating losses, tax credits and other deferred tax assets will be realized. Accordingly, the Company recorded a full valuation allowance at December 31, 2022.

| F-27 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

As of December 31, 2022 the Company has federal net operating loss (“NOL”) carryforwards of approximately $0.4 million (pre-tax), state NOL carryforwards of approximately 0.8 million (pre-tax) and Spain NOL carryforwards of approximately $11.6 million (pre-tax). The federal NOL carryforward expires in 2029. The Spain NOL carryforward does not expire. The state NOL carryforwards expire over various periods.

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

The total amount of unrecognized tax benefits at December 31, 2022 and 2021, that would favorably impact our effective tax rate if recognized was $976 and $895, respectively. As of December 31, 2022 and 2021, we accrued $44 and $16, respectively, in interest and penalties related to unrecognized tax benefits. We account for interest expense and penalties for unrecognized tax benefits as part of our income tax provision.

Although we believe our estimates are reasonable, we can make no assurance that the final tax outcome of these matters will not be different from that which we have reflected in our historical income tax provisions and accruals. Such difference could have a material impact on our income tax provision and operating results in the period in which we make such determination.

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax positions is as follows:

	Year ended December 31,
	2022	2021
Balance - beginning of year	$895	$861
Additions based on tax positions related to the current year	75	61
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Settlements	—	(20)
Lapse in statutes of limitations	(8)	(7)
Uncertain tax positions, ending balance	$962	$895

The Company’s U.S. federal income tax returns for 2018 through 2022 are subject to examination. The Company's U.S. 2018 federal income tax return is currently under examination. The Company also files in various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state, or non-U.S. income tax examinations by tax authorities for years prior to 2017.

| F-28 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

14. Geographic Sales Information

The United States was the only country to contribute more than 10 percent of total revenues in each fiscal year. The Company’s revenues are substantially denominated in U.S. dollars and are summarized geographically as follows:

	Year ended December 31,
	2022	2021
United States	$12,096	$14,042
All other countries	13,109	14,925
Total	$25,205	$28,967

15. Subsequent events

In January 2023, the 2022 Bridge loan of $2,000 along with applicable interest was repaid.

The Company received $1,350 and recorded the settlement gain in March 2023 upon entering into an agreement with a service provider to settle a contract dispute arising on provision of software services to the Company.

| F-29|