Form 10-Q
period 2023-03-31
CLEARONE INC
filed 2023-05-15
CIK 840715

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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

The number of shares of ClearOne common stock outstanding as of May 12, 2023 was 23,955,767.

1

 CLEARONE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CLEARONE, INC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$59,006	$984
Legal settlement receivable	—	55,000
Receivables, net of allowance of $326	3,541	3,603
Inventories, net	8,395	8,961
Income tax receivable	—	1,071
Prepaid expenses and other assets	3,635	7,808
Total current assets	74,577	77,427
Long-term inventories, net	2,885	2,707
Property and equipment, net	356	383
Operating lease - right of use assets, net	1,259	1,047
Intangibles, net	1,995	2,071
Other assets	112	115
Total assets	$81,184	$83,750
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,820	$1,284
Accrued liabilities	2,454	3,041
Deferred product revenue	71	63
Short-term debt	1,556	3,732
Total current liabilities	5,901	8,120
Operating lease liability, net of current	949	492
Other long-term liabilities	1,008	1,008
Total liabilities	7,858	9,620

Shareholders' equity:
Common stock, par value $0.001, 50,000,000 shares authorized, 23,955,767 shares issued and outstanding	24	24
Additional paid-in capital	74,933	74,910
Accumulated other comprehensive loss	(283)	(288)
Accumulated deficit	(1,348)	(516)
Total shareholders' equity	73,326	74,130
Total liabilities and shareholders' equity	$81,184	$83,750

See accompanying notes

CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(Dollars in thousands, except per share amounts)

	Three months ended March 31,
	2023	2022
Revenue	$4,178	$7,545
Cost of goods sold	2,863	4,729
Gross profit	1,315	2,816

Operating expenses:
Sales and marketing	1,192	1,560
Research and product development	1,043	1,353
General and administrative	1,269	1,756
Total operating expenses	3,504	4,669

Operating loss	(2,189)	(1,853)

Interest expense	(292)	(101)
Other income, net	1,666	3

Loss before income taxes	(815)	(1,951)

Provision for income taxes	17	16

Net loss	$(832)	$(1,967)

Basic weighted average shares outstanding	23,955,767	23,897,305
Diluted weighted average shares outstanding	23,955,767	23,897,305

Basic loss per share	$(0.03)	$(0.08)
Diluted loss per share	$(0.03)	$(0.08)

Comprehensive loss:
Net loss	$(832)	$(1,967)
Unrealized loss on available-for-sale securities, net of tax	—	(28)
Change in foreign currency translation adjustment	5	(11)
Comprehensive loss	$(827)	$(2,006)

See accompanying notes

CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share amounts)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(832)	$(1,967)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	221	794
Amortization of right-of-use assets	129	154
Share-based compensation expense	23	36
Change of inventory to net realizable value	23	—
Gain from disposal of assets	(8)	—
Changes in operating assets and liabilities:
Receivables	62	(86)
Legal settlement receivable	55,000	—
Inventories	365	525
Prepaid expenses and other assets	4,176	651
Accounts payable	536	(1,263)
Accrued liabilities	(551)	286
Income taxes receivable	1,293	(5)
Deferred product revenue	8	(8)
Operating lease liabilities	(124)	(160)
Net cash provided by (used in) operating activities	60,321	(1,043)

Cash flows from investing activities:
Purchase of property and equipment	(27)	(8)
Purchase of intangibles	(42)	(70)
Capitalized patent defense costs	—	(189)
Proceeds from maturities and sales of marketable securities	—	2,042
Net cash provided by (used in) investing activities	(69)	1,775

Cash flows from financing activities:
Net proceeds from equity-based compensation programs	—	2
Principal payments of debt	(2,225)	(370)
Net cash used in financing activities	(2,225)	(368)

Effect of exchange rate changes on cash and cash equivalents	4	(13)

Net increase in cash and cash equivalents	58,031	351
Cash and cash equivalents at the beginning of the period	986	1,071
Cash and cash equivalents at the end of the period	$59,017	$1,422

See accompanying notes

5

 CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share amounts)

The following is a summary of supplemental cash flow activities:

	Three months ended March 31,
	2023	2022
Cash paid for income taxes	$18	$26
Cash paid for interest	231	51

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

These accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are not audited. Certain information and footnote disclosures that are usually included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been either condensed or omitted in accordance with SEC rules and regulations. The accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of March 31, 2023 and December 31, 2022, the results of operations for the three months ended March 31, 2023 and 2022, and the cash flows for the three months ended March 31, 2023 and 2022. The results of operations for the three months ended March 31, 2023 and 2022 are not necessarily indicative of the results for a full-year period. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC.

Significant Accounting Policies:

The significant accounting policies were described in Note 1 to the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2022. There have been no changes to these policies during the quarter ended March 31, 2023 that are of significance or potential significance to the Company.

Recent accounting pronouncements:

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses (Topic 326). The new standard amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. In February 2020, the FASB issued ASU 2020-02, Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842), which amends the effective date of the original pronouncement for smaller reporting companies. ASU 2016-13 and its amendments will be effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2022. CECL estimates of expected credit losses on trade receivables over their life will be required to be recorded at inception, based on historical information, current conditions, and reasonable and supportable forecasts. The Company adopted the standard in its first quarter of 2023. There was no material impact on the results of operations.

The Company has determined that recently issued accounting standards, other than the above discussed, will not have a material impact on its consolidated financial position, results of operations or cash flows.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Liquidity:

As of March 31, 2023, our cash and cash equivalents were approximately $59,006 compared to $984 as of December 31, 2022. Our working capital was $68,676 as of March 31, 2023. Net cash provided by operating activities was $60,321 for the three months ended March 31, 2023, an increase of $61,364 compared to $1,043 of cash used in operating activities for the three months ended March 31, 2022. The company announced a special one-time cash dividend of $1.00 per share or eligible warrant (please see Note 10 - Subsequent events) which will be paid on May 31, 2023 and is expected to generate cash outflows of approximately $28,978. The Company also paid approximately $6,600 towards income taxes in April 2023. The Company believes that the Company's core strategies of product innovation and prudent cost management will bring the company back to profitability in the future. The Company believes, although there can be no assurance, that the current cash position and all of these measures and effective management of working capital, will provide the liquidity needed to meet our operating needs through at least May 15, 2024. The Company also believes that its strong portfolio of intellectual property and its solid brand equity in the market will enable it to raise additional capital if and when needed to meet its short and long-term financing needs; however, there can be no assurance that, if needed, the Company will be successful in obtaining the necessary funds through equity or debt financing. If the Company needs additional capital and is unable to secure financing, it may be required to further reduce expenses, or delay product development and enhancement.

2. Revenue Information

The following table disaggregates the Company’s revenue into primary product groups:

	Three months ended March 31,
	2023	2022
Audio conferencing	$2,329	$3,176
Microphones	1,195	2,928
Video products	654	1,441
	$4,178	$7,545

The following table disaggregates the Company’s revenue into major regions:

	Three months ended March 31,
	2023	2022
North and South America	$1,570	$3,776
Asia Pacific (includes Middle East, India and Australia)	1,696	2,074
Europe and Africa	912	1,695
	$4,178	$7,545

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

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three months ended March 31,
	2023	2022
Numerator:
Net loss	$(832)	$(1,967)
Denominator:
Basic weighted average shares outstanding	23,955,767	23,897,305
Dilutive common stock equivalents using treasury stock method	—	—
Diluted weighted average shares outstanding	23,955,767	23,897,305

Basic loss per common share	$(0.03)	$(0.08)
Diluted loss per common share	$(0.03)	$(0.08)

Weighted average options, warrants and convertible portion of senior convertible notes outstanding	6,368,420	7,062,673
Anti-dilutive options, warrants and convertible portion of senior convertible notes not included in the computation	6,368,420	7,062,673

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

4. Intangible Assets

Intangible assets as of March 31, 2023 and December 31, 2022 consisted of the following:

	Estimated useful lives (years)			March 31, 2023	December 31, 2022
Tradename	5	to	7	$555	$555
Patents and technological know-how	10	to	20	7,094	7,053
Proprietary software	3	to	15	2,981	2,981
Other	3	to	5	323	323
Total intangible assets				10,953	10,912
Accumulated amortization				(8,958)	(8,841)
Total intangible assets, net				$1,995	$2,071

The amortization of intangible assets for the three months ended March 31, 2023 and 2022 was as follows:

	Three months ended March 31,
	2023	2022
Amortization of intangible assets	$118	$670

The estimated future amortization expense of intangible assets is as follows:

Years ending December 31,	Amount
2023 (Remainder)	$398
2024	253
2025	192
2026	191
2027	61
Thereafter	900
Total	$1,995

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

5. Inventories

Inventories, net of reserves, as of March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023	December 31, 2022
Current:
Raw materials	$4,552	$4,499
Finished goods	3,843	4,462
	$8,395	$8,961

Long-term:
Raw materials	$928	$1,068
Finished goods	1,957	1,639
	$2,885	$2,707

Long-term inventory represents inventory held in excess of our current (next 12 months) requirements based on our recent sales and forecasted level of sales. We expect to sell the above inventory, net of reserves, at or above the stated cost and believe that no loss will be incurred on its sale, although there can be no assurance of the timing or amount of any sales.

Net loss incurred on valuation of inventory at lower of cost or market value and write-off of obsolete inventory for three months ended March 31, 2023 and 2022 was as follows:

	Three months ended March 31,
	2023	2022
Net loss incurred on valuation of inventory at lower of cost or market value and write-off of obsolete inventory	$23	$—

6. Leases

Rent expense is recognized on a straight-line basis over the period of the lease taking into account future rent escalation and holiday periods.

Rent expense for three months ended March 31, 2023 and 2022 was as follows:

	Three months ended March 31,
	2023	2022
Rent expense	$149	$179

The Company occupies a 1,350 square-foot facility in Gainesville, Florida under the terms of an operating lease expiring in February 2028. The Gainesville facility is used primarily to support the Company's research and development activities.

The Company occupies a 9,402 square-foot facility in Salt Lake City, Utah under the terms of an operating lease expiring in February 2028. The facility supports the Company's principal administrative, sales, marketing, customer support, and research and product development activities.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

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

Supplemental cash flow information related to leases was as follows:

	Three months ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(151)	$(183)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$758	$—

Supplemental balance sheet information related to leases was as follows:

	March 31, 2023	December 31, 2022
Operating lease right-of-use assets	$1,259	$1,047

Current portion of operating lease liabilities, included in accrued liabilities	$382	$641
Operating lease liabilities, net of current portion	949	492
Total operating lease liabilities	$1,331	$1,133

Weighted average remaining lease term for operating leases (in years)	4	2.12
Weighted average discount rate for operating leases	6.37%	5.93%

The following represents maturities of operating lease liabilities as of March 31, 2023:

Years ending December 31,
2023 (Remainder)	$341
2024	439
2025	272
2026	210
2027	216
Thereafter	37
Total lease payments	1,515
Less: Imputed interest	(184)
Total	$1,331

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

7. Shareholders' Equity

	Three months ended March 31,
	2023	2022
Common stock and additional paid-in capital
Balance, beginning of period	$74,934	$72,818
Issuance of common stock and warrants, net	—	2,000
Share-based compensation expense	22	35
Proceeds from employee stock purchase plan	1	2
Balance, end of period	$74,957	$74,855

Accumulated other comprehensive loss
Balance, beginning of period	$(288)	$(241)
Unrealized loss on available-for-sale securities, net of tax	—	(28)
Foreign currency translation adjustment	5	(11)
Balance, end of period	$(283)	$(280)

Accumulated deficit
Balance, beginning of period	$(516)	$(21,072)
Net loss	(832)	(1,967)
Balance, end of period	$(1,348)	$(23,039)

Total shareholders' equity	$73,326	$51,536

Issue of Common Stock and Warrants

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

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

8. Debt

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

The net proceeds after original issue discount and issuance costs of $346 were approximately $2,654. The Company expected to use the proceeds from the sale of the Notes and Warrants for general corporate purposes and working capital.

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

The original issue discount and issuance costs are netted against the liability. The following table represents the carrying value of Notes and Warrants:

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

	March 31, 2023	December 31, 2022
Liability component:
Principal	$1,695	$1,920
Less: debt discount and issuance costs, net of amortization	(139)	(188)
Net carrying amount	$1,556	$1,732
Equity component(1):
Warrants	$318	$318
Conversion feature	122	122
Net carrying amount	$440	$440

Current portion of liability component included under short-term debt	$1,556	$1,920
Liability component total	$1,556	$1,920

(1) Recorded on the condensed consolidated balance sheets as additional paid-in capital.

Debt discount and issuance costs are amortized over the life of the note to interest expense using the effective interest method. During the three months ended March 31, 2023 and March 31, 2022 amortization of debt discount and issuance costs was $49 and $49, respectively. The following table represents schedule of maturities of principal amount contained in the Notes as of March 31, 2023:

Year ending December 31,	Principal Amount Maturing
2023 (Remainder)	1,695
Total principal amount	$1,695

Short-term Bridge Loans

On July 2, 2021, the Company obtained a bridge loan in the principal amount of $2,000 from Edward D. Bagley (the “2021 Bridge Loan”), an affiliate of the Company. The Bridge Loan was evidenced by a promissory note dated July 2, 2021 (the “Note”) issued by the Company to Mr. Bagley.  The Note bore interest at a rate of 8.0% per annum. On September 11, 2021, the Company amended and restated the terms of the Bridge Loan to extend the latest maturity date from October 1, 2021 to January 3, 2022. All other terms and conditions of the Bridge Loan remained the same. On January 4, 2022, the Company entered into a Securities Purchase Agreement with Edward D. Bagley, pursuant to which the Company issued and sold to Mr. Bagley, in a private placement 1,538,461 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share, at a purchase price of $1.30 per share of Common Stock. The consideration for the Shares was the cancellation and termination of Mr. Bagley’s outstanding bridge loan to the Company in the principal amount of $2,000 originally issued on July 2, 2021 and amended and restated on September 11, 2021. Mr. Bagley is an affiliate of the Company and the Company’s single largest stockholder.

On October 28, 2022 the Company obtained a bridge loan in the principal amount of $2,000 from Edward D. Bagley (the “2022 Bridge Loan”), an affiliate of the Company. The 2022 Bridge Loan was evidenced by a promissory note dated October 28, 2022 (the “2022 Note”) issued by the Company to Mr. Bagley. The 2022 Note bore interest at a rate of 12.0% per annum and had a maturity date of October 28, 2023. Mr. Bagley is an affiliate of the Company and the Company’s single largest stockholder. This Bridge Loan of $2,000 is included under short-term debt as of December 31, 2022. In January 2023, the 2022 Bridge loan of $2,000 along with applicable interest was repaid in full.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

9. Income Taxes

The current year loss did not result in income tax benefit due to recording a full valuation allowance against expected benefits. The valuation allowance was recorded as we concluded that it was more likely than not that our deferred tax assets were not realizable primarily due to the Company's recent pre-tax losses. Provision for income taxes for the three months ended March 31, 2023 mostly represents income tax expense recorded for jurisdictions outside the United States.

The Company had approximately $962 of uncertain tax positions as of March 31, 2023. Due to the inherent uncertainty of the underlying tax positions, it is not possible to forecast the payment of this liability for any particular year.

10. Subsequent events

On May 8, 2023, the Company announced that the Company’s Board of Directors had declared a special one-time cash dividend of $1.00 per share of the Company’s common stock or eligible warrants, payable on May 31, 2023 to shareholders of record on May 22, 2023. This is expected to result in cash outflow of approximately, $28,978.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this report, other than statements of historical fact, are forward-looking statements for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any forward-looking statement. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are based upon reasonable assumptions at the time made, there can be no assurance that any such expectations or any forward-looking statement will prove to be correct. Our actual results will vary, and may vary materially, from those projected or assumed in the forward-looking statements. Future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not anticipate, including, without limitation, product recalls and product liability claims; infringement of our technology or assertion that our technology infringes the rights of other parties; termination of supplier relationships, or failure of suppliers to perform; inability to successfully manage growth; delays in obtaining regulatory approvals or the failure to maintain such approvals; concentration of our revenue among a few customers, products or procedures; development of new products and technology that could render our products obsolete; market acceptance of new products; introduction of products in a timely fashion; price and product competition, availability of labor and materials, cost increases, and fluctuations in and obsolescence of inventory; volatility of the market price of our common stock; foreign currency fluctuations; changes in key personnel; work stoppage or transportation risks; integration of business acquisitions; and other factors referred to in our reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2022. All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Additional factors that may have a direct bearing on our operating results are discussed in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q and in  Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

On January 30, 2023, we introduced the new CHAT® 150 BT group speakerphone with USB and Bluetooth connectivity that enhances the conferencing experience for the ultimate in business class performance. With simple, instant connection to personal computers, mobile devices or Bluetooth-enabled desk phones, the CHAT® 150 BT group speakerphone provides users with an affordable way to upgrade home offices, executive offices, and mid-size meeting rooms with BYOD convenience and superior audio clarity for audio conferences and video meetings. The CHAT® 150 BT speakerphone also has an audio bridging feature that allows far end conference participants connected via a software conferencing application through USB, local users of the speakerphone, and far end callers on a mobile call connected through Bluetooth to all join the same call and hear each other clearly. Featuring a steerable microphone array with first-mic priority, the CHAT® 150 BT speakerphone intelligently activates the microphone closest to the person speaking, reducing interference from ambient noise. Like all ClearOne microphone products, the CHAT® 150 BT speakerphone is compatible with popular collaboration platforms including Microsoft® Teams, Zoom™, WebEx™, Google® Meet™, and many more. The new BT model retains all the class-leading features of the original CHAT® 150 speakerphone, including Advanced Noise Cancellation, Full Duplex Distributed Echo Cancellation™ and Automatic Level Control algorithms, to ensure highly intelligible, natural audio capture and playback. It also supports NFC tap-to-pair and includes a wired USB connection for compatibility with the full variety of modern devices.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On January 16, 2023, we introduced UNITE 260 Pro camera, a professional grade 4K Ultra HD camera featuring both a 20X optical zoom and 16X digital zoom that allows users to capture every participant in all meeting, training, and learning environments it is deployed in. Compatible with all popular meeting applications like Microsoft® Teams, Zoom™, WebEx™, and Google® Meet™, the new camera features an AI-based smart face tracking mode that keeps a selected presenter in the frame as they move about the room. Alternatively, the camera’s AI-based auto framing mode always keeps an entire group in perfect view. With dual video outputs HDMI and IP, the UNITE 260 Pro Camera is an excellent choice for a hybrid environment: streaming content while simultaneously showing it live where the presentation is occurring.

We continued our programs to cut costs and to speed up product development that we believe will enable us to get back to a growth path.

Overall revenue decreased by 45% in the first quarter of 2023 when compared to the first quarter of 2022, primarily due to a significant decrease in revenues from all product categories, especially microphones. The revenue decline was primarily due to our continued inability to source adequate inventory to meet the demand for professional audio products and BMA due to the ongoing transition of manufacturing of our products from China to Singapore by our electronics manufacturing services provider and due to the decline in demand for video products. We expect the challenges with the manufacturing transition from China to Singapore to ease in the second half of 2023.  Our revenue performance in 2023-Q1 was also partially impacted negatively due to increased costs associated with the electronic raw material supply shortages that have affected the global manufacturing of high tech products. We expect these supply shortages and associated increased costs to continue through at least the end of 2023.

Our gross profit margin decreased to 31.5% during the first quarter of 2023 from 37.3% during the first quarter of 2022. Gross Profit margin decreased year over year mainly due to increase in administration and overhead costs as a percentage of revenue and increase in inventory obsolescence costs.

Net loss decreased from $2.0 million in the first quarter of 2022 to $0.8 million in the first quarter of 2023. The decrease in net loss was mainly due to a receipt of $1.35 million from a one-time legal settlement of a contract dispute. This receipt, included in other income was partially offset by an increase in operating losses of $0.3 million.

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

Our video products and beamforming microphone arrays, especially highly advanced BMA 360 and BMA-CT are critical to our long-term growth. We face intense competition in this market from well-established market leaders as well as emerging players rich with marketing funds. We expect our strategy of making our products more interoperable with other audio-visual products, continuing to improve the quality of our high-end audio conferencing products and microphones, and offering a wide range of innovative professional cameras will generate high growth in the near future.

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

Deferred Product Revenue

Deferred product revenue increased to $71 thousand on March 31, 2023 compared to $63 thousand on December 31, 2022.

A detailed discussion of our results of operations follows below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the three months ended March 31, 2023

The following table sets forth certain items from our unaudited condensed consolidated statements of operations for the three months ended March 31, 2023 (“2023-Q1”) ("2023-YTD") and 2022 ("2022-Q1") ("2022-YTD"), respectively, together with the percentage of total revenue which each such item represents:

	Three months ended March 31,
(dollars in thousands)	2023	2022	Change Favorable (Adverse) in %
Revenue	$4,178	$7,545	(45)
Cost of goods sold	2,863	4,729	39
Gross profit	1,315	2,816	(53)
Sales and marketing	1,192	1,560	24
Research and product development	1,043	1,353	23
General and administrative	1,269	1,756	28
Total operating expenses	3,504	4,669	25
Operating loss	(2,189)	(1,853)	(18)
Other income (expense), net	1,374	(98)	1,502
Loss before income taxes	(815)	(1,951)	58
Provision for income taxes	17	16	(6)
Net loss	$(832)	$(1,967)	58

Revenue

Our revenue decreased to $4.2 million in 2023-Q1 compared to $7.5 million in 2022-Q1 due to a 59% decline in microphones, a 55% decline in video products, and a 27% decline in audio conferencing. Except for wireless mics and premium audio conferencing, both of which constitute a small percentage of our revenue all other product categories suffered revenue declines year over year. Revenues from BMA and professional audio conferencing products were negatively impacted by our inability to source adequate inventory to meet the demand for professional audio products and BMA due to the ongoing transition of manufacturing of our products from China to Singapore by our electronics manufacturing services provider.  Our traditional ceiling mics, personal audio conferencing products, video cameras and video conferencing equipment suffered revenue declines due to lack of demand. During the first quarter of 2023, revenues from Americas declined by 58% primarily due to decreased revenues from all the regions. During 2023-Q1 revenues from the Asia Pacific, including the Middle East, India and Australia decline by 18% primarily due to declines in revenues from all sub-markets except India and Australia. Finally, revenues from Europe and Africa decreased significantly by 46% in 2023-Q1 primarily due to decreases across all the sub-markets except Central Europe.

We believe, although there can be no assurance, that we can return to generating operating profits through our strategic initiatives namely product innovation and cost reduction.

Costs of Goods Sold and Gross Profit

Cost of goods sold includes expenses associated with finished goods purchased from outsourced manufacturers, the repackaging of our products, our manufacturing and operations organization, property and equipment depreciation, warranty expense, freight expense, royalty payments, and the allocation of overhead expenses.

Our gross profit margin decreased from 37.3% during 2022-Q1 to 31.5% during 2023-Q1. The gross profit margin was negatively impacted due to increases in material costs due to mainly due to increase in administration and overhead costs as a percentage of revenue and increase in inventory obsolescence costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our profitability in the near-term continues to depend significantly on our revenues from professional installed audio-conferencing products. We hold long-term inventory and if we are unable to sell our long-term inventory, our profitability might be affected by inventory write-offs and price mark-downs. Our long-term inventory includes approximately $0.5 million of wireless microphone-related finished goods and assemblies, $0.3 million of Converge Pro and Beamforming microphone array products, $1.0 million of video products, and $0.9 million of raw materials that will be used primarily for manufacturing professional audio conferencing products and BMA microphones. Any business changes that are adverse to these product lines could potentially impact our ability to sell our long-term inventory in addition to our current inventory.

Operating Expenses

Operating expenses include sales and marketing (“S&M”) expenses, research and product development (“R&D”) expenses and general and administrative (“G&A”) expenses. Total operating expenses in 2023-Q1  was $3.5 million compared to $4.7 million in 2022-Q1. The following contains a more detailed discussion of expenses related to sales and marketing, research and product development, general and administrative, and other items.

Sales and Marketing - S&M expenses include selling, customer service, and marketing expenses such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses.

S&M expenses in 2023-Q1 decreased to $1.2 million from $1.6 million for 2022-Q1. The decrease was primarily due to decreases in employment expenses and consultant expenses due to a reduction in the headcount and due to decrease in commissions paid to employees and consultants.

Research and Product Development - R&D expenses include research and development, product line management, engineering services, and test and application expenses, including employee-related costs, outside services, expensed materials, depreciation, and an allocation of overhead expenses.

R&D expenses decreased to $1.0 million in 2023-Q1 compared to $1.4 million for 2022-Q1. The decrease was primarily due to reduction in employment expenses due to reduction in the headcount and a decrease in project-related expenses.

General and Administrative - G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs, and corporate administrative costs, including costs related to finance and human resources teams.

G&A expenses decreased to $1.3 million in 2023-Q1 compared to $1.8 million in 2022-Q1. The reduction was primarily due to (i) a decrease in amortization costs relating to our capitalized patent defense costs, which was fully amortized in 2022-Q4, (ii) a decline in audit fees, (iii) and a decline in employment-related expenses, partially offset by (iv) increase in legal expenses, and (v) insurance expenses.

Other income (expense), net

Other income (expense), net includes interest income, foreign currency changes and gain or loss on disposal of assets. Other income in 2023-Q1 included a receipt of $1.35 million from a one-time legal settlement of a contract dispute. Other items included in other income remained immaterial during 2023-Q1 and 2022-Q1.

Interest expense increased to $0.3 million in 2023-Q1 compared to $0.1 million in 2022-Q1. primarily due to interest associated with the prepayment of the $2 million bridge loan in January 2023.

Provision for income taxes

During each of the three months ended March 31, 2023 and 2022, we did not recognize any benefit from the losses incurred due to setting up a full valuation allowance.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2023, our cash and cash equivalents were approximately $59.0 million compared to $1.0 million as of December 31, 2022. Our working capital was $68.7 million and $69.3 million as of March 31, 2023 and December 31, 2022, respectively.

Net cash provided by operating activities was approximately $60.3 million in 2023-Q1, an increase of cash provided by operating activities of approximately $61.4 million from $1.0 million of cash used by operating activities in 2022-Q1. The increase in cash inflow was primarily due to $56.4 million in receipts from legal settlements, the receipt of $4.5 million from the return of a bond deposited with a court, and a $1.3 million refund of income taxes with interest. These receipts were partially offset by operating losses.

Net cash used in investing activities in 2023-Q1 was $0.1 million compared to $1.8 million of net cash provided by investing activities in 2022-Q1. In 2022-Q1 cash provided by investing activities primarily consisted of $2.0 million in proceeds from sale of marketable securities, partially offset by capitalized patent defense costs of $0.2 million.

Net cash used in financing activities in 2023-Q1 was $2.2 million, comprised primarily of repayment of the bridge loan of $2.0 million and $0.2 million payments of principal amounts due on senior convertible debt. This compares to $0.4 million used in principal amounts due on senior convertible debt in 2022-Q1 .

As of March 31, 2023, our cash and cash equivalents were approximately $59.0 million compared to $1.0 million as of December 31, 2022. Our working capital was $68,7 million as of March 31, 2023. Net cash provided by operating activities was $60.3 million for the three months ended March 31, 2023, an increase of $61.4 million compared to $1.0 million of cash used in operating activities for the three months ended March 31, 2022. The company announced a special one-time cash dividend of $1.00 per share or eligible warrant (please see Note 10 - Subsequent events) which will be paid on May 31, 2023 and is expected to generate cash outflows of approximately $29.0 million. The Company also paid approximately $6.6 million towards income taxes in April 2023. The Company believes that the Company's core strategies of product innovation and prudent cost management will bring the company back to profitability in the future. The Company believes, although there can be no assurance, that the current cash position and all of these measures and effective management of working capital, will provide the liquidity needed to meet our operating needs through at least May 15, 2024. The Company also believes that its strong portfolio of intellectual property and its solid brand equity in the market will enable it to raise additional capital if and when needed to meet its short and long-term financing needs; however, there can be no assurance that, if needed, the Company will be successful in obtaining the necessary funds through equity or debt financing. If the Company needs additional capital and is unable to secure financing, it may be required to further reduce expenses, or delay product development and enhancement.

As of March 31, 2023, we had open purchase orders of approximately $1.6 million mostly for the purchase of inventory.

As of March 31, 2023, we had inventory totaling $11.3 million, of which non-current inventory accounted for $2.9 million. This compares to total inventories of $11.7 million and non-current inventory of $2.7 million as of December 31, 2022.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of March 31, 2023 (in millions):

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 years
Senior convertible notes	$1.7	$1.7	$—	$—	$—
Operating lease obligations	1.5	0.4	0.7	0.4	—
Purchase obligations	1.6	1.6	—	—	—
Total	$4.8	$3.7	$0.7	$0.4	$—

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance-sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, results of operations or liquidity.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our results of operations and financial position are based upon our unaudited condensed consolidated financial statements included under Item 1 of this Form 10-Q, which have been prepared in conformity with accounting principles generally accepted in the United States. We review the accounting policies used in reporting our financial results on a regular basis. We believe certain of our accounting policies are critical to understanding our financial position and results of operations. There have been no changes to the critical accounting policies as explained in our Annual Report on Form 10-K for the year ended December 31, 2022.

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of recent accounting pronouncements, see Note 1: “Business Description, Basis of Presentation and Significant Accounting Policies” in the notes to our unaudited condensed consolidated financial statements included under Item 1 of this Form 10-Q.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.     CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2023 was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial and Accounting Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures are effective at a reasonable assurance level as of March 31, 2023.

There has been no change in the Company's internal control over financial reporting as of March 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

None.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)  None.

(b) Not applicable.

(c) None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

(a)  Not applicable.

(b) Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

(a)  Not applicable.

(b) Not applicable.

(c) Not applicable.

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

ClearOne, Inc., (Registrant)

	By:	/s/ Derek L. Graham
May 15, 2023		Derek L. Graham Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Narsi Narayanan
May 15, 2023		Narsi Narayanan Chief Financial Officer (Principal Accounting and Principal Financial Officer)

