Form 10-Q
period 2023-06-30
CLEARONE INC
filed 2023-08-10
CIK 840715

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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

The number of shares of ClearOne common stock outstanding as of August 8, 2023 was 23,958,979.

1

 CLEARONE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CLEARONE, INC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$15,086	$984
Current marketable securities	6,408	—
Legal settlement receivable	—	55,000
Receivables, net of allowance of $326	4,232	3,603
Inventories, net	7,547	8,961
Income tax receivable	6,381	1,071
Prepaid expenses and other assets	4,273	7,808
Total current assets	43,927	77,427
Long-term marketable securities	586	—
Long-term inventories, net	3,361	2,707
Property and equipment, net	614	383
Operating lease - right of use assets, net	1,171	1,047
Intangibles, net	1,903	2,071
Other assets	114	115
Total assets	$51,676	$83,750
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,435	$1,284
Accrued liabilities	2,587	3,041
Deferred product revenue	52	63
Short-term debt	1,380	3,732
Total current liabilities	6,454	8,120
Operating lease liability, net of current	848	492
Other long-term liabilities	1,008	1,008
Total liabilities	8,310	9,620

Shareholders' equity:
Common stock, par value $0.001, 50,000,000 shares authorized, 23,958,979 and 23,955,767 shares issued and outstanding, respectively	24	24
Additional paid-in capital	45,979	74,910
Accumulated other comprehensive loss	(270)	(288)
Accumulated deficit	(2,367)	(516)
Total shareholders' equity	43,366	74,130
Total liabilities and shareholders' equity	$51,676	$83,750

See accompanying notes

CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(Dollars in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenue	$5,483	$7,375	$9,661	$14,920
Cost of goods sold	3,635	4,568	6,498	9,297
Gross profit	1,848	2,807	3,163	5,623

Operating expenses:
Sales and marketing	1,323	1,562	2,515	3,122
Research and product development	873	1,177	1,916	2,530
General and administrative	1,007	1,717	2,276	3,473
Total operating expenses	3,203	4,456	6,707	9,125

Operating loss	(1,355)	(1,649)	(3,544)	(3,502)

Interest expense	(91)	(94)	(383)	(195)
Other income, net	437	1,505	2,103	1,508

Loss before income taxes	(1,009)	(238)	(1,824)	(2,189)

Provision for income taxes	10	19	27	35

Net loss	$(1,019)	$(257)	$(1,851)	$(2,224)

Basic weighted average shares outstanding	23,955,802	23,948,631	23,955,785	23,923,110
Diluted weighted average shares outstanding	23,955,802	23,948,631	23,955,785	23,923,110

Basic loss per share	$(0.04)	$(0.01)	$(0.08)	$(0.09)
Diluted loss per share	$(0.04)	$(0.01)	$(0.08)	$(0.09)

Comprehensive loss:
Net loss	$(1,019)	$(257)	$(1,851)	$(2,224)
Unrealized loss on available-for-sale securities, net of tax	14	26	14	(2)
Change in foreign currency translation adjustment	(1)	(12)	4	(23)
Comprehensive loss	$(1,006)	$(243)	$(1,833)	$(2,249)

See accompanying notes

CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share amounts)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,851)	$(2,224)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	449	1,593
Amortization of right-of-use assets	217	300
Share-based compensation expense	47	65
Change of inventory to net realizable value	103	27
Gain recognized on Paycheck Protection Plan Loan forgiveness	—	(1,528)
Changes in operating assets and liabilities:
Receivables	(629)	879
Legal settlement receivable	55,000	—
Inventories	657	730
Prepaid expenses and other assets	3,536	1,097
Accounts payable	1,151	(3,341)
Accrued liabilities	(204)	33
Income taxes receivable	(5,310)	—
Deferred product revenue	(11)	(11)
Operating lease liabilities	(235)	(312)
Net cash provided by (used in) operating activities	52,920	(2,692)

Cash flows from investing activities:
Purchase of property and equipment	(326)	(16)
Purchase of intangibles	(79)	(58)
Capitalized patent defense costs	—	(497)
Proceeds from maturities and sales of marketable securities	2,344	3,008
Purchases of marketable securities	(9,332)	—
Net cash provided by (used in) investing activities	(7,393)	2,437

Cash flows from financing activities:
Dividend payment	(28,979)	—
Net proceeds from equity-based compensation programs	1	2
Paycheck Protection Program loan refund upon full forgiveness net of loan payments	—	768
Principal payments of debt	(2,450)	(360)
Net cash provided by (used in) financing activities	(31,428)	410

Effect of exchange rate changes on cash and cash equivalents	3	(23)

Net increase in cash and cash equivalents	14,102	132
Cash and cash equivalents at the beginning of the period	984	1,071
Cash and cash equivalents at the end of the period	$15,086	$1,203

See accompanying notes

5

 CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share amounts)

The following is a summary of supplemental cash flow activities:

	Six Months Ended June 30,
	2023	2022
Cash paid for income taxes	$6,631	$39
Cash paid for interest	273	97

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

These accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are not audited. Certain information and footnote disclosures that are usually included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been either condensed or omitted in accordance with SEC rules and regulations. The accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of June 30, 2023 and December 31, 2022, the results of operations for the three and six months ended June 30, 2023 and 2022, and the cash flows for the six months ended June 30, 2023 and 2022. The results of operations for the three and six months ended June 30, 2023 and 2022 are not necessarily indicative of the results for a full-year period. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC.

Significant Accounting Policies:

The significant accounting policies were described in Note 1 to the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2022. There have been no changes to these policies during the quarter ended June 30, 2023 that are of significance or potential significance to the Company.

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

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Liquidity:

As of June 30, 2023, our cash and cash equivalents were approximately $15,086 compared to $984 as of December 31, 2022. Our working capital was $37,473 as of June 30, 2023. Net cash provided by operating activities was $52,920 for the six months ended June 30, 2023, an increase of $55,612 compared to $2,692 of cash used in operating activities for the six months ended June 30, 2022.  The Company believes, although there can be no assurance, that the current cash position and effective management of working capital, will provide the liquidity needed to meet our operating needs through at least August 10, 2024. The Company also believes that its strong portfolio of intellectual property and its solid brand equity in the market will enable it to raise additional capital if and when needed to meet its short and long-term financing needs; however, there can be no assurance that, if needed, the Company will be successful in obtaining the necessary funds through equity or debt financing on favorable terms or at all. If the Company needs additional capital and is unable to secure financing, it may be required to further reduce expenses, or delay product development and enhancement.

2. Revenue Information

The following table disaggregates the Company’s revenue into primary product groups:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Audio conferencing	$2,289	$3,277	$4,618	$6,453
Microphones	2,688	3,123	3,883	6,051
Video products	506	975	1,160	2,416
	$5,483	$7,375	$9,661	$14,920

The following table disaggregates the Company’s revenue into major regions:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
North and South America	$3,384	$3,184	$4,954	$6,960
Asia Pacific (includes Middle East, India and Australia)	1,672	2,468	3,368	4,542
Europe and Africa	427	1,723	1,339	3,418
	$5,483	$7,375	$9,661	$14,920

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

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(1,019)	$(257)	$(1,851)	$(2,224)
Denominator:
Basic weighted average shares outstanding	23,955,802	23,948,631	23,955,785	23,923,110
Dilutive common stock equivalents using treasury stock method	—	—	—	—
Diluted weighted average shares outstanding	23,955,802	23,948,631	23,955,785	23,923,110

Basic loss per common share	$(0.04)	$(0.01)	$(0.08)	$(0.09)
Diluted loss per common share	$(0.04)	$(0.01)	$(0.08)	$(0.09)

Weighted average options, warrants and convertible portion of senior convertible notes outstanding	6,287,019	6,937,350	6,327,495	6,999,665
Anti-dilutive options, warrants and convertible portion of senior convertible notes not included in the computation	6,287,019	6,937,350	6,327,495	6,999,665

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

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of securities as of June 30, 2023 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
June 30, 2023
Available-for-sale securities:
US Treasury securities	$3,739	$18	$—	$3,757
Mutual funds	1,168	3	(5)	1,166
Certificates of deposit	1,098	1	—	1,099
Corporate bonds and notes	$974	$—	$(2)	$972
Total available-for-sale securities	$6,979	$22	$(7)	$6,994

There were no available-for sale securities as of December 31, 2022.

	Amortized cost	Estimated fair value
Due within one year	$6,396	$6,408
Due after one year through five years	583	586
Due after five years	—	—
Total available-for-sale securities	$6,979	$6,994
10

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Debt securities in an unrealized loss position as of June 30, 2023 were not deemed impaired at acquisition and subsequent declines in fair value are not deemed attributed to declines in credit quality. Management believes that it is more likely than not that the securities will receive a full recovery of par value, although there can be no assurance that such recovery will occur. The available-for-sale marketable securities with continuous gross unrealized loss position for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 months		More than 12 months		Total
	Estimated fair value	Gross unrealized holding losses	Estimated fair value	Gross unrealized holding losses	Estimated fair value	Gross unrealized holding losses
As of June 30, 2023
Mutual funds	$1,166	$(5)	$—	$—	$1,166	$(5)
Corporate bonds and notes	972	(2)	—	—	972	(2)
Total	$2,138	$(7)	$—	$—	$2,138	$(7)

5. Intangible Assets

Intangible assets as of June 30, 2023 and December 31, 2022 consisted of the following:

	Estimated useful lives (years)			June 30, 2023	December 31, 2022
Tradename	5	to	7	$555	$555
Patents and technological know-how	10	to	20	7,132	7,053
Proprietary software	3	to	15	2,981	2,981
Other	3	to	5	323	323
Total intangible assets				10,991	10,912
Accumulated amortization				(9,088)	(8,841)
Total intangible assets, net				$1,903	$2,071

The amortization of intangible assets for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Amortization of intangible assets	$129	$682	$247	$1,352

The estimated future amortization expense of intangible assets is as follows:

Years ending December 31,	Amount
2023 (Remainder)	$269
2024	253
2025	192
2026	191
2027	61
Thereafter	937
Total	$1,903

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

6. Inventories

Inventories, net of reserves, as of June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023	December 31, 2022
Current:
Raw materials	$3,388	$4,499
Finished goods	4,159	4,462
	$7,547	$8,961

Long-term:
Raw materials	$1,551	$1,068
Finished goods	1,810	1,639
	$3,361	$2,707

Long-term inventory represents inventory held in excess of our current (next 12 months) requirements based on our recent sales and forecasted level of sales. We expect to sell the above inventory, net of reserves, at or above the stated cost and believe that no loss will be incurred on its sale, although there can be no assurance of the timing or amount of any sales.

Net loss incurred on valuation of inventory at lower of cost or market value and write-off of obsolete inventory for three and six months ended June 30, 2023 and 2022 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net loss incurred on valuation of inventory at lower of cost or market value and write-off of obsolete inventory	$80	$27	$103	$27

7. Leases

Rent expense is recognized on a straight-line basis over the period of the lease taking into account future rent escalation and holiday periods.

Rent expense for three and six months ended June 30, 2023 and 2022 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Rent expense	$110	$170	$259	$349

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

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The Company occupies a 6,175 square-foot facility in Chennai, India under the terms of an operating lease expiring in August 2023. This facility supports the Company's administrative, marketing, customer support, and research and product development activities. The Company is planning to renew the lease.

The Company occupies a 40,000 square-foot warehouse in Salt Lake City, Utah under the terms of an operating lease expiring in April 2025, which serves as the Company's primary inventory fulfillment center.

Supplemental cash flow information related to leases was as follows:

	Six months ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(264)	$(356)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$341	$—

Supplemental balance sheet information related to leases was as follows:

	June 30, 2023	December 31, 2022
Operating lease right-of-use assets	$1,171	$1,047

Current portion of operating lease liabilities, included in accrued liabilities	$391	$641
Operating lease liabilities, net of current portion	848	492
Total operating lease liabilities	$1,239	$1,133

Weighted average remaining lease term for operating leases (in years)	3.74	2.12
Weighted average discount rate for operating leases	6.40%	5.93%

The following represents maturities of operating lease liabilities as of June 30, 2023:

Years ending December 31,
2023 (Remainder)	$228
2024	439
2025	272
2026	210
2027	216
Thereafter	37
Total lease payments	1,402
Less: Imputed interest	(163)
Total	$1,239

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

8. Shareholders' Equity

	Three months ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Common stock and additional paid-in capital
Balance, beginning of period	$74,957	$74,855	$74,934	$72,818
Dividends paid	(28,979)	—	(28,979)	—
Issuance of common stock and warrants, net	—	—	—	2,000
Share-based compensation expense	25	30	47	65
Proceeds from employee stock purchase plan	—	—	1	2
Balance, end of period	$46,003	$74,885	$46,003	$74,885

Accumulated other comprehensive loss
Balance, beginning of period	$(283)	$(280)	$(288)	$(241)
Unrealized loss on available-for-sale securities, net of tax	14	26	14	(2)
Foreign currency translation adjustment	(1)	(12)	4	(23)
Balance, end of period	$(270)	$(266)	$(270)	$(266)

Accumulated deficit
Balance, beginning of period	$(1,348)	$(23,039)	$(516)	$(21,072)
Net loss	(1,019)	(257)	(1,851)	(2,224)
Balance, end of period	$(2,367)	$(23,296)	$(2,367)	$(23,296)

Total shareholders' equity	$43,366	$51,323	$43,366	$51,323

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

Cash Dividend Distribution

On May 8, 2023, the Company announced that the Company’s Board of Directors had declared a special one-time cash dividend of $1.00 per share of the Company’s common stock or eligible warrants and paid $28,978 of cash dividends on May 31, 2023 to shareholders of record on May 22, 2023.

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

The original issue discount and issuance costs are netted against the liability. The following table represents the carrying value of Notes and Warrants:

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

	June 30, 2023	December 31, 2022
Liability component:
Principal	$1,470	$1,920
Less: debt discount and issuance costs, net of amortization	(90)	(188)
Net carrying amount	$1,380	$1,732
Equity component(1):
Warrants	$318	$318
Conversion feature	122	122
Net carrying amount	$440	$440

Current portion of liability component included under short-term debt	$1,470	$1,920
Liability component total	$1,470	$1,920

(1) Recorded on the condensed consolidated balance sheets as additional paid-in capital.

Debt discount and issuance costs are amortized over the life of the note to interest expense using the effective interest method. During the three and six months ended June 30, 2023 amortization of debt discount and issuance costs was $49 and $98, respectively and for the three and six months ended June 30, 2022 amortization of debt discount and issuance costs was $49 and $98, respectively. The following table represents schedule of maturities of principal amount contained in the Notes as of June 30, 2023:

Year ending December 31,	Principal Amount Maturing
2023 (Remainder)	1,470
Total principal amount	$1,470

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

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

10. Share-based Compensation

As of June 30, 2023, the Company had 245,685 options with contractual lives of ten years and 400,000 options with contractual lives of six years offered under the Company’s 2007 Equity Incentive Plan (the “2007 Plan”), which was restated and approved by the shareholders on December 12, 2015. As of June 30, 2023, the 2007 Plan had 813,585 authorized unissued options.

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

In applying the Black-Scholes methodology to 160,000 options granted in June 2023, the Company used the following assumptions:

Risk free interest rate, average	3.91%
Expected option life, average	5 years
Expected price volatility, average	91.47%
Expected dividend yield	0%

A summary of the stock option activity under the Company’s plans for the six months ended June 30, 2023, is as follows:

	Number of shares	Weighted average exercise price
Options outstanding at beginning of year	488,477	$6.48
Granted	160,000	—
Less:
Exercised	—	—
Forfeited prior to vesting	(1,355)	2.50
Canceled or expired	(1,437)	8.88
Options outstanding at June 30, 2023	645,685	5.14
Options exercisable at end of June 30, 2023	405,400	$7.30

As of June 30, 2023, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, was approximately $221, which will be recognized over a weighted average period of 3.67 years.

Share-based compensation expense has been recorded as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Cost of goods sold	$1	$2	$3	$4
Sales and marketing	2	3	4	7
Research and product development	11	11	20	24
General and administrative	10	14	20	30
	$24	$30	$47	$65

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

11. Income Taxes

The current year loss did not result in income tax benefit due to recording a full valuation allowance against expected benefits. The valuation allowance was recorded as we concluded that it was more likely than not that our deferred tax assets were not realizable primarily due to the Company's recent pre-tax losses. Provision for income taxes for the six months ended June 30, 2023 mostly represents income tax expense recorded for jurisdictions outside the United States.

The Company had approximately $962 of uncertain tax positions as of June 30, 2023. Due to the inherent uncertainty of the underlying tax positions, it is not possible to forecast the payment of this liability for any particular year.

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

Level 3 - Unobservable inputs.

The Company’s financial instruments are valued using observable inputs. The following table sets forth the fair value of the financial instruments re-measured by the Company as of June 30, 2023:

	Level 1	Level 2	Level 3	Total
June 30, 2023
Mutual funds	$—	$1,166	$—	$1,166
US Treasury securities	—	3,757	—	3,757
Certificates of deposit	—	1,099	—	1,099
Corporate bonds and notes	—	972	—	972
Total	$—	$6,994	$—	$6,994

There were no financial instruments that were re-measured by the Company as of December 31, 2022.

13. Subsequent events

On August 1, 2023, the Company received a letter (the “Notice”) from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) informing management that because the closing bid price for the Company’s common stock listed on Nasdaq was below $1.00 for 30 consecutive trading days, the Company is not in compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Marketplace Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), the Company was granted a period of 180 calendar days from August 1, 2023, or until January 29, 2024, to regain compliance with the Minimum Bid Price Requirement. The Company’s common stock has continued to trade below $1.00 per share, and the closing price of the Company’s common stock on August 4, 2023 was $0.8083.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this report, other than statements of historical fact, are forward-looking statements for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any forward-looking statement. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are based upon reasonable assumptions at the time made, there can be no assurance that any such expectations or any forward-looking statement will prove to be correct. Our actual results will vary, and may vary materially, from those projected or assumed in the forward-looking statements. Future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not anticipate, including, without limitation, product recalls and product liability claims; infringement of our technology or assertion that our technology infringes the rights of other parties; termination of supplier relationships, or failure of suppliers to perform; our expectations regarding the ongoing transition of manufacturing of our products from China to Singapore by our electronics manufacturing services provider; inability to successfully manage growth; delays in obtaining regulatory approvals or the failure to maintain such approvals; concentration of our revenue among a few customers, products or procedures; development of new products and technology that could render our products obsolete; market acceptance of new products; introduction of products in a timely fashion; price and product competition, availability of labor and materials, cost increases, and fluctuations in and obsolescence of inventory; volatility of the market price of our common stock; foreign currency fluctuations; changes in key personnel; work stoppage or transportation risks; integration of business acquisitions; and other factors referred to in our reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2022. All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Additional factors that may have a direct bearing on our operating results are discussed in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q and in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

In May 2023, we launched eight new COLLABORATE® Versa® packaged hardware systems to provide optimized audio and video performance for conference rooms and personal office spaces. The updated lineup of bundled solutions empowers businesses of all sizes and means to leverage powerful conferencing capabilities that include automatic voice tracking, face tracking and echo cancellation. The new lineup of COLLABORATE Versa solutions offers an ideal package for every small-to-medium sized conferencing space or personal office, giving business owners and IT staff mission-specific options that ensure maximum value, utility and performance in any room. The solutions launched were COLLABORATE Versa Room CT 160, COLLABORATE Versa Room CT, COLLABORATE Versa 20, COLLABORATE Versa 20 Plus, COLLABORATE Versa 160, COLLABORATE Versa 60, COLLABORATE Versa Pro 160, and COLLABORATE Versa Pro 60.

In June 2023, we returned to Infocomm for the first time since 2019 with a complete suite of products, programs, and on-site demonstrations designed to help partners grow their business across every vertical market where increased collaboration is a priority. We exhibited our solutions in Booth #3061 in the Orange County Convention Center from June 14-16, 2023 in Orlando, Florida.

At Infocomm 2023, we unveiled the BMA 360D, the newest member of the world’s most advanced beamforming microphone array ceiling tile family. The BMA 360D offers unrivaled audio performance and native compatibility with any Dante-enabled DSP mixer. The new Dante-compatible beamforming microphone array allows integrators and users to leverage ClearOne’s industry-leading microphone innovations in more projects and spaces than ever before. The BMA 360D takes our groundbreaking product to the next level by leveraging standard IP networking infrastructure in an enterprise, empowering AV and IT practitioners to upgrade existing room solutions to use more powerful microphones and expanding flexibility that enables third-party DSP integrations in new system designs. The added power and advanced beamforming also enhance the performance of critical modern functions such as voice lift and camera tracking. Dante integration in the BMA 360D enhances the array’s functionality by delivering unprocessed beam audio on individual Dante transmit channels. Additionally, a smart-switched output is delivered on a separate Dante channel to provide the optimal mix of active inputs while enabling ClearOne’s full suite of audio enhancements, which include echo cancellation, noise cancellation, and level control. The BMA 360D incorporates the industry’s only ultra-wideband, frequency-invariant beamforming mic array technology with uniform gain response across all frequency bands. With proprietary FiBeam™ and DsBeam™ technology, participants experience natural and full-fidelity audio across all beams and within a single beam. DsBeam delivers superb clarity and intelligibility through unparalleled sidelobe depth below -40 dB, resulting in superior rejection of reverb and noise even in challenging environments. Integrator setup is simplified by convenient preset beam patterns for common room layouts, while custom beam patterns can be created for unique floor plans. Combined with adaptive steering that focuses audio pickup on active speakers, the adjustable beam patterns provide impeccable coverage of every meeting or conference participant. The exceptional accuracy of ClearOne’s beamforming and adaptive steering technologies also enhance the performance of voice lift and camera tracking functions for any attached DSP mixer.

We also introduced at Infocomm, our powerful new DIALOG® UVHF wireless microphone system that combines class-leading flexibility, Power over Ethernet (PoE) simplicity, Dante technology, and up to 350 usable frequencies to offer professional-quality audio conferencing, video collaboration, and sound reinforcement for any size room. The new DIALOG UVHF system offers businesses and institutions a flexible wireless microphone system that can address varying types of audio pickup needs for rooms of virtually any size. With up to 350 available frequencies across 160 MHz of RF range, the system also delivers incredibly robust reception.  Now corporate boardrooms, training rooms, college lecture halls, courtrooms and other multi-use venues can ensure excellent audio pickup quality and meet varying pickup needs with the simplicity of PoE that enables installation virtually anywhere through a single CAT6 ethernet cable. ClearOne’s free support for system design and remote commissioning makes it easier than ever to outfit any presentation space with a professional-quality multi-function audio pickup solution. The DIALOG UVHF system allows integrators, room designers and meeting hosts to address a wide range of audio pickup needs through five lavalier, lanyard and headset-type body microphones, two handheld microphones, a boundary microphone and three gooseneck microphones for podium use. Powering the microphones is simple and efficient, as all models use the same 12-hour off-the-shelf Li-ion battery that can be charged via USB-C or an optional eight-bay network-connected charging dock. Firmware updates can be done over the network, while the transmitters charge. The Dante-enabled system includes an eight-channel Dante Access Point to ensure optimal signal transmission and system reliability, while an optional DIALOG UVHF Dante interface provides eight Euroblock balanced analog outputs, including mixed output, USB audio output and eight GPIOs. The lightweight plenum-rated access point provides versatile mounting options for wall, ceiling, tabletop or pole mounting, including VESA mount holes. The DIALOG UVHF is the only system with a wireless access point that delivers antenna redundancy and diversity, with dual antennas providing spatial and polarization diversity that helps maintain high audio quality in harsh environments. A wired ethernet connection adds the ability to connect management software to the access point via a web browser. Secure RF connections are created using full-time standards-based FIPS 197 AES-256 encryption. ClearOne’s solutions are designed to support all leading collaboration platforms, including Microsoft Teams, Google Meet, GoToMeeting, Zoom and WebEx.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We continued our programs to cut costs and to speed up product development that we believe will enable us to get back to a growth path.

Overall revenue decreased by 26% in the second quarter of 2023 when compared to the second quarter of 2022, primarily due to a significant decrease in revenues from all product categories, especially microphones. The revenue decline was primarily due to our continued inability to source adequate inventory to meet the demand for professional audio products and BMA due to the ongoing transition of manufacturing of our products from China to Singapore by our electronics manufacturing services provider and due to the decline in demand for video products. We expect the challenges with the manufacturing transition from China to Singapore to ease in the second half of 2023 as we have seen improvement in product deliveries in the second quarter of 2023 when compared to the first quarter of 2023.  Our revenue performance in 2023-Q2 was also partially impacted negatively due to increased costs associated with the electronic raw material supply shortages that have affected the global manufacturing of high tech products. We expect these supply shortages and associated increased costs in various degrees to continue through at least the end of 2023.

Our gross profit margin decreased to 33.7% during the second quarter of 2023 from 38.1% during the second quarter of 2022. Our gross profit margin decreased to 32.7% during the first six months of 2023 compared to 37.7% during the first six months of 2022. Gross Profit margin decreased year over year mainly due to increase in administration and overhead costs as a percentage of revenue and increase in inventory obsolescence costs.

Net loss increased from $0.3 million in the second quarter of 2022 to $1.0 million in the second quarter of 2023. The increase in net loss was mainly due to (a) the recognition in 2022-Q2 of $1.5 million in gain from the forgiveness of CARES Act Paycheck Protection Program Loan in 2022-Q2, and (b) a decrease in revenues and associated gross margin, partially offset by (c) a decrease in operating expenses and increase in interest income. Net loss decreased from $2.2 million for the first half of 2022 to $1.9 million for the first half of 2023. The decrease was mainly due to (a) a recognition of $1.35 million from a one-time legal settlement of a contract dispute, (b) significant reduction in operating expenses, and (c) increase in interest income, partially reduced by (d) reduced revenue and associated gross margin, and (e) recognition of $1.5 million gain from the forgiveness of CARES Act Paycheck Protection Program Loan in 2022-Q2.

Industry conditions

We operate in a very dynamic and highly competitive industry which is dominated on the one hand by a few players with respect to certain products like traditional video conferencing appliances while on the other hand influenced heavily by a fragmented reseller market consisting of numerous regional and local players. The industry is also characterized by venture capitalist-funded start-ups and private companies willing to fund cumulative cash losses in order to gain market share and achieve certain non-financial goals. It has become increasingly important to have higher interoperability with other products in the audio visual market as well as with leading video conferencing service providers like Microsoft and Zoom.

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

Deferred Product Revenue

Deferred product revenue decreased to $52 thousand on June 30, 2023 compared to $63 thousand on December 31, 2022.

A detailed discussion of our results of operations follows below.

Results of Operations for the three and six months ended June 30, 2023

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth certain items from our unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2023 (“2023-Q2”) ("2023-H1") and 2022 ("2022-Q2") ("2022-H1"), respectively, together with the percentage of total revenue which each such item represents:

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2023	2022	Change Favorable (Adverse) in %	2023	2022	Change Favorable (Adverse) in %
Revenue	$5,483	$7,375	(26)	$9,661	$14,920	$(35)
Cost of goods sold	3,635	4,568	20	6,498	9,297	30
Gross profit	1,848	2,807	(34)	3,163	5,623	(44)
Sales and marketing	1,323	1,562	15	2,515	3,122	19
Research and product development	873	1,177	26	1,916	2,530	24
General and administrative	1,007	1,717	41	2,276	3,473	34
Total operating expenses	3,203	4,456	28	6,707	9,125	26
Operating loss	(1,355)	(1,649)	18	(3,544)	(3,502)	(1)
Other income (expense), net	346	1,411	(75)	1,720	1,313	31
Loss before income taxes	(1,009)	(238)	(324)	(1,824)	(2,189)	17
Provision for income taxes	10	19	47	27	35	23
Net loss	$(1,019)	$(257)	(296)	$(1,851)	$(2,224)	$17

Revenue

Our revenue decreased to $5.5 million in 2023-Q2 compared to $7.4 million in 2022-Q2 due to a 14% decline in microphones, a 48% decline in video products, and a 30% decline in audio conferencing. Except for premium audio conferencing, which constitutes a small percentage of our revenue all other product categories suffered revenue declines year over year. Revenues from BMA and professional audio conferencing products were negatively impacted by our inability to source adequate inventory to meet the demand for these products despite a robust backlog of orders, due to the ongoing transition of manufacturing of our products from China to Singapore by our electronics manufacturing services provider. Our traditional ceiling mics, personal audio conferencing products, video cameras and video conferencing equipment suffered revenue declines due to lack of demand. During the second quarter of 2023, revenues from Americas increased by 6% while all other regions suffered revenue loss. During 2023-Q2 revenues from the Asia Pacific, including the Middle East, India and Australia declined by 32%. Finally, revenues from Europe and Africa declined significantly by 75% in 2023-Q2.

During the six months ended June 30, 2023 our revenues decreased from $14.9 million to $9.7 million compared to the same period in 2022 due to revenues from microphones decreasing by 36%, video products decreasing by 52% and audio conferencing decreasing by 28%.

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

Our gross profit margin decreased from 38.1% during 2022-Q2 to 33.7% during 2023-Q2. The gross profit margin was negatively impacted due to increases in material costs mainly due to an increase in administration and overhead costs as a percentage of revenue and increase in inventory obsolescence costs.

Our gross profit margin decreased from 37.7% during 2022-H1 to 32.7% during 2023-H1. The gross profit margin decreased primarily due to increase in material costs mainly due to an increase in administration and overhead costs as a percentage of revenue and increase in inventory obsolescence costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our profitability in the near-term continues to depend significantly on our revenues from professional installed audio-conferencing products. We hold long-term inventory and if we are unable to sell our long-term inventory, our profitability might be affected by inventory write-offs and price mark-downs. Our long-term inventory includes approximately $0.5 million of wireless microphone-related finished goods and assemblies, $0.3 million of Converge Pro and Beamforming microphone array products, $0.9 million of video products, and $1.5 million of raw materials that will be used primarily for manufacturing professional audio conferencing products and BMA microphones. Any business changes that are adverse to these product lines could potentially impact our ability to sell our long-term inventory in addition to our current inventory.

Operating Expenses

Operating expenses include sales and marketing (“S&M”) expenses, research and product development (“R&D”) expenses and general and administrative (“G&A”) expenses. Total operating expenses in 2023-Q2 was $3.2 million compared to $4.5 million in 2022-Q2. Total operating expenses were $6.7 million for 2023-H1 compared to $9.1 million for 2022-H1. The following contains a more detailed discussion of expenses related to sales and marketing, research and product development, general and administrative, and other items. The following contains a more detailed discussion of expenses related to sales and marketing, research and product development, general and administrative, and other items.

Sales and Marketing - S&M expenses include selling, customer service, and marketing expenses such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses.

S&M expenses in 2023-Q2 decreased to $1.3 million from $1.6 million for 2022-Q2. The decrease was primarily due to decreases in employment expenses and consultant expenses due to a reduction in headcount and due to a decrease in commissions paid to employees and consultants.

S&M expenses in 2023-H1 decreased to $2.5 million from $3.1 million for 2022-H1. The decrease was primarily due to decreases in employment expenses and consultant expenses due to a reduction in headcount and due to a decrease in commissions paid to employees and consultants.

Research and Product Development - R&D expenses include research and development, product line management, engineering services, and test and application expenses, including employee-related costs, outside services, expensed materials, depreciation, and an allocation of overhead expenses.

R&D expenses decreased to $0.9 million in 2023-Q2 compared to $1.2 million for 2022-Q2. The decrease was primarily due to a reduction in employment expenses due to a reduction in headcount and a decrease in project-related expenses.

R&D expenses decreased to $1.9 million in 2023-H1 compared to $2.5 million for 2022-H1. The decrease was primarily due to a reduction in employment expenses due to a reduction in the headcount and a decrease in project-related expenses.

General and Administrative - G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs, and corporate administrative costs, including costs related to finance and human resources teams.

G&A expenses decreased to $1.0 million in 2023-Q2 compared to $1.7 million in 2022-Q2. The reduction was primarily due to (i) a decrease in amortization costs relating to our capitalized patent defense costs, which was fully amortized in 2022-Q4, (ii) a decrease in legal expenses, (iii) and a decrease in employment-related expenses.

G&A expenses decreased to $2.3 million in 2023-H1 compared to $3.5 million in 2022-H1. The reduction was primarily due to (i) a decrease in amortization costs relating to our capitalized patent defense costs, which was fully amortized in 2022-Q4, (ii) a decline in audit fees, (iii) and a decline in employment-related expenses, partially offset by (iv) increase in insurance expenses.

Other income (expense), net

Other income (expense), net includes interest income, foreign currency changes and gain or loss on disposal of assets. Other income for 2023-Q2 included $0.45 million of interest income received on marketable securities. Other income in 2022-Q2 and 2022-H1 included $1.5 million in gain from the forgiveness of CARES Act Paycheck Protection Program Loan. 2023-H1 included a receipt of $1.35 million from a one-time legal settlement of a contract dispute and $0.8 million of interest income received on marketable securities. All other items not discussed herein included in other income remained immaterial during 2023-H1, 2022-H1, 2023-Q2 and 2022-Q2.

Interest expense remained almost the same at $0.1 million in 2023-Q2 and 2022-Q2. Interest expense increased to $0.4 million in 2023-Q1 compared to $0.2 million in 2022-Q1 primarily due to interest associated with the prepayment of the $2 million bridge loan in January 2023.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Provision for income taxes

During each of the six months ended June 30, 2023 and 2022, we did not recognize any benefit from the losses incurred due to setting up a full valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2023, our cash and cash equivalents were approximately $15.1 million compared to $1.0 million as of December 31, 2022. Our working capital was $37.5 million and $69.3 million as of June 30, 2023 and December 31, 2022, respectively.

Net cash provided by operating activities was approximately $52.9 million in 2023-Q2, an increase of cash provided by operating activities of approximately $55.6 million from $2.7 million of cash used by operating activities in 2022-Q2. The increase in cash inflow was primarily due to $55 million in receipts from legal settlements, the receipt of $4.5 million from the return of a bond deposited with a court, and a $1.3 million refund of income taxes with interest. These receipts were partially offset by operating losses and $6.5 million in income tax payments.

Net cash used in investing activities in 2023-Q2 was $7.4 million compared to $2.4 million of net cash provided by investing activities in 2022-Q2. The increase in cash used in investing activities was primarily due to increase in purchase of marketable securities (net of sales) by $4.0 million and increase in purchase of property and equipment by $0.3 million. These increases were partially offset by the elimination of capitalized legal expenses of $0.5 million.

Net cash used in financing activities in 2023-Q2 was $31.4 million, comprised primarily of dividend distributions of $29.0 million, repayment of the bridge loan of $2 million and $0.5 million payments of principal amounts due on senior convertible debt. This compares to $0.4 million used in principal amounts due on senior convertible debt and a receipt of $0.8 million in loan repayments refunded upon forgiveness of CARES Act Paycheck Protection Program loan in 2022-Q2.

As of June 30, 2023, our cash and cash equivalents were approximately $15.1 million compared to $1.0 million as of December 31, 2022. Our working capital was $37.5 million as of June 30, 2023. Net cash provided by operating activities was $52.9 million for the six months ended June 30, 2023, an increase of $55.6 million compared to $2.7 million of cash used in operating activities for the six months ended June 30, 2022. The company announced and paid in May 2023 a special one-time cash dividend of $1.00 per share or eligible warrant totaling $29.0 million. The Company also paid approximately $6.5 million towards income taxes in April 2023. The Company believes that the Company's core strategies of product innovation and prudent cost management will bring the company back to profitability in the future. The Company believes, although there can be no assurance, that the current cash position and effective management of working capital will provide the liquidity needed to meet our operating needs through at least August 10, 2024. The Company also believes that its strong portfolio of intellectual property and its solid brand equity in the market will enable it to raise additional capital if and when needed to meet its short and long-term financing needs; however, there can be no assurance that, if needed, the Company will be successful in obtaining the necessary funds through equity or debt financing. If the Company needs additional capital and is unable to secure financing, it may be required to further reduce expenses, or delay product development and enhancement.

As of June 30, 2023, we had open purchase orders of approximately $2.1 million mostly for the purchase of inventory.

As of June 30, 2023, we had inventory totaling $10.9 million, of which non-current inventory accounted for $3.4 million. This compares to total inventories of $11.7 million, which includes non-current inventory of $2.7 million as of December 31, 2022.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2023 (in millions):

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 years
Senior convertible notes	$1.4	$1.4	$—	$—	$—
Operating lease obligations	1.4	0.4	0.6	0.4	—
Purchase obligations	2.1	2.1	—	—	—
Total	$4.9	$3.9	$0.6	$0.4	$—

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

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.     CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2023 was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial and Accounting Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures are effective at a reasonable assurance level as of June 30, 2023.

There has been no change in the Company's internal control over financial reporting as of June 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

The risk factor set forth below supplements and should be read in conjunction with the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022:

Our common stock trades at prices less than $1.00 which is the minimum bid price requirement under Nasdaq’s continued listing standards, as such our common stock may be subject to delisting from the Nasdaq Capital Market.

On August 1, 2023, we received a letter (the “Notice”) from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) informing us that because the closing bid price for the Company’s common stock listed on Nasdaq was below $1.00 for 30 consecutive trading days, we are not in compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Marketplace Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), we were granted a period of 180 calendar days from August 1, 2023, or until January 29, 2024, to regain compliance with the Minimum Bid Price Requirement. Our common stock has continued to trade below $1.00 per share, and the closing price of our common stock on August 4, 2023 was $0.8083.

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

ClearOne, Inc., (Registrant)

	By:	/s/ Derek L. Graham
August 10, 2023		Derek L. Graham Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Narsi Narayanan
August 10, 2023		Narsi Narayanan Chief Financial Officer (Principal Accounting and Principal Financial Officer)

