Form 10-Q
period 2023-09-30
CLEARONE INC
filed 2023-11-08
CIK 840715

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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

The number of shares of ClearOne common stock outstanding as of November 7, 2023 was 23,960,684.

1

 CLEARONE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CLEARONE, INC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$13,694	$984
Current marketable securities	5,698	—
Legal settlement receivable	—	55,000
Receivables, net of allowance of $326	3,874	3,603
Inventories, net	8,664	8,961
Income tax receivable	6,381	1,071
Prepaid expenses and other assets	3,776	7,808
Total current assets	42,087	77,427
Long-term marketable securities	583	—
Long-term inventories, net	2,870	2,707
Property and equipment, net	590	383
Operating lease - right of use assets, net	1,081	1,047
Intangibles, net	1,794	2,071
Other assets	112	115
Total assets	$49,117	$83,750
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,759	$1,284
Accrued liabilities	2,340	3,041
Deferred product revenue	38	63
Short-term debt	1,204	3,732
Total current liabilities	5,341	8,120
Operating lease liability, net of current	755	492
Other long-term liabilities	1,008	1,008
Total liabilities	7,104	9,620

Shareholders' equity:
Common stock, par value $0.001, 50,000,000 shares authorized, 23,960,684 and 23,955,767 shares issued and outstanding, respectively	24	24
Additional paid-in capital	46,015	74,910
Accumulated other comprehensive loss	(308)	(288)
Accumulated deficit	(3,718)	(516)
Total shareholders' equity	42,013	74,130
Total liabilities and shareholders' equity	$49,117	$83,750

See accompanying notes

CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(Dollars in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenue	$4,889	$6,264	$14,550	$21,184
Cost of goods sold	3,273	3,694	9,771	12,991
Gross profit	1,616	2,570	4,779	8,193

Operating expenses:
Sales and marketing	1,119	1,151	3,634	4,273
Research and product development	889	876	2,805	3,406
General and administrative	1,097	1,673	3,373	5,146
Total operating expenses	3,105	3,700	9,812	12,825

Operating loss	(1,489)	(1,130)	(5,033)	(4,632)

Interest expense	(86)	(90)	(469)	(285)
Other income (loss), net	243	(3)	2,346	1,505

Loss before income taxes	(1,332)	(1,223)	(3,156)	(3,412)

Provision for income taxes	19	25	46	60

Net loss	$(1,351)	$(1,248)	$(3,202)	$(3,472)

Basic weighted average shares outstanding	23,960,313	23,952,555	23,957,311	23,933,033
Diluted weighted average shares outstanding	23,960,313	23,952,555	23,957,311	23,933,033

Basic loss per share	$(0.06)	$(0.05)	$(0.13)	$(0.15)
Diluted loss per share	$(0.06)	$(0.05)	$(0.13)	$(0.15)

Comprehensive loss:
Net loss	$(1,351)	$(1,248)	$(3,202)	$(3,472)
Unrealized loss on available-for-sale securities, net of tax	(31)	—	(17)	(2)
Change in foreign currency translation adjustment	(7)	(22)	(3)	(45)
Comprehensive loss	$(1,389)	$(1,270)	$(3,222)	$(3,519)

See accompanying notes

CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share amounts)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(3,202)	$(3,472)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	709	2,390
Amortization of right-of-use assets	306	449
Share-based compensation expense	80	90
Change of inventory to net realizable value	105	221
Gain recognized on Paycheck Protection Plan Loan forgiveness	—	(1,528)
Gain (loss) on disposal of assets and sale of marketable securities	(12)	—
Changes in operating assets and liabilities:
Receivables	(271)	868
Legal settlement receivable	55,000	—
Inventories	29	710
Prepaid expenses and other assets	4,035	2,051
Accounts payable	475	(3,336)
Accrued liabilities	(448)	(54)
Income taxes receivable	(5,310)	—
Deferred product revenue	(25)	19
Operating lease liabilities	(328)	(468)
Net cash provided by (used in) operating activities	51,143	(2,060)

Cash flows from investing activities:
Purchase of property and equipment	(372)	(17)
Purchase of intangibles	(111)	(93)
Capitalized patent defense costs	—	(642)
Proceeds from maturities and sales of marketable securities	3,094	3,008
Purchases of marketable securities	(9,389)	—
Net cash provided by (used in) investing activities	(6,778)	2,256

Cash flows from financing activities:
Dividend payment	(28,979)	—
Net proceeds from equity-based compensation programs	4	3
Paycheck Protection Program loan refund upon full forgiveness net of loan payments	—	768
Principal payments of debt	(2,675)	(540)
Net cash provided by (used in) financing activities	(31,650)	231

Effect of exchange rate changes on cash and cash equivalents	(5)	(48)

Net increase in cash and cash equivalents	12,710	379
Cash and cash equivalents at the beginning of the period	984	1,071
Cash and cash equivalents at the end of the period	$13,694	$1,450

See accompanying notes

5

 CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share amounts)

The following is a summary of supplemental cash flow activities:

	Nine Months Ended September 30,
	2023	2022
Cash paid for income taxes	$6,650	$68
Cash paid for interest	311	140

See accompanying notes

CLEARONE, INC.

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

These accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are not audited. Certain information and footnote disclosures that are usually included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been either condensed or omitted in accordance with SEC rules and regulations. The accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of September 30, 2023 and December 31, 2022, the results of operations for the three and nine months ended September 30, 2023 and 2022, and the cash flows for the nine months ended September 30, 2023 and 2022. The results of operations for the three and nine months ended September 30, 2023 and 2022 are not necessarily indicative of the results for a full-year period. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC.

Significant Accounting Policies:

The significant accounting policies were described in Note 1 to the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2022. There have been no changes to these policies during the quarter ended September 30, 2023 that are of significance or potential significance to the Company.

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

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Liquidity:

As of September 30, 2023, our cash and cash equivalents were approximately $13,694 compared to $984 as of December 31, 2022. Our working capital was $36,746 as of September 30, 2023. Net cash provided by operating activities was $51,143 for the nine months ended September 30, 2023, an increase of $53,203 compared to $2,060 of cash used in operating activities for the nine months ended September 30, 2022.  The Company believes, although there can be no assurance, that the current cash position and effective management of working capital, will provide the liquidity needed to meet our operating needs through at least November 8, 2024. The Company also believes that its strong portfolio of intellectual property and its solid brand equity in the market will enable it to raise additional capital if and when needed to meet its short and long-term financing needs; however, there can be no assurance that, if needed, the Company will be successful in obtaining the necessary funds through equity or debt financing on favorable terms or at all. If the Company needs additional capital and is unable to secure financing, it may be required to further reduce expenses, or delay product development and enhancement.

2. Revenue Information

The following table disaggregates the Company’s revenue into primary product groups:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Audio conferencing	$1,867	$3,201	$6,484	$9,655
Microphones	2,355	2,475	6,239	8,525
Video products	667	588	1,827	3,004
	$4,889	$6,264	$14,550	$21,184

The following table disaggregates the Company’s revenue into major regions:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
North and South America	$2,400	$3,251	$7,353	$10,211
Asia Pacific (includes Middle East, India and Australia)	2,058	2,018	5,426	6,560
Europe and Africa	431	995	1,771	4,413
	$4,889	$6,264	$14,550	$21,184

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

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(1,351)	$(1,248)	$(3,202)	$(3,472)
Denominator:
Basic weighted average shares outstanding	23,960,313	23,952,555	23,957,311	23,933,033
Dilutive common stock equivalents using treasury stock method	—	—	—	—
Diluted weighted average shares outstanding	23,960,313	23,952,555	23,957,311	23,933,033

Basic loss per common share	$(0.06)	$(0.05)	$(0.13)	$(0.15)
Diluted loss per common share	$(0.06)	$(0.05)	$(0.13)	$(0.15)

Weighted average options, warrants and convertible portion of senior convertible notes outstanding	6,294,994	6,694,433	6,316,137	6,896,803
Anti-dilutive options, warrants and convertible portion of senior convertible notes not included in the computation	6,294,994	6,694,433	6,316,137	6,896,803

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

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of securities as of September 30, 2023 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
September 30, 2023
Available-for-sale securities:
US Treasury securities	$3,281	$—	$(3)	$3,278
Mutual funds	1,169	2	—	1,171
Certificates of deposit	859	—	—	859
Corporate bonds and notes	$989	$—	$(16)	$973
Total available-for-sale securities	$6,298	$2	$(19)	$6,281

There were no available-for sale securities as of December 31, 2022.

	Amortized cost	Estimated fair value
Due within one year	$5,715	$5,698
Due after one year through five years	583	583
Due after five years	—	—
Total available-for-sale securities	$6,298	$6,281

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Debt securities in an unrealized loss position as of September 30, 2023 were not deemed impaired at acquisition and subsequent declines in fair value are not deemed attributed to declines in credit quality. Management believes that it is more likely than not that the securities will receive a full recovery of par value, although there can be no assurance that such recovery will occur. The available-for-sale marketable securities with continuous gross unrealized loss position for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 months		More than 12 months		Total
	Estimated fair value	Gross unrealized holding losses	Estimated fair value	Gross unrealized holding losses	Estimated fair value	Gross unrealized holding losses
As of September 30, 2023
US Treasury securities	$3,278	$(3)	$—	$—	$3,278	$(3)
Corporate bonds and notes	973	(16)	—	—	973	(16)
Total	$4,251	$(19)	$—	$—	$4,251	$(19)

5. Intangible Assets

Intangible assets as of September 30, 2023 and December 31, 2022 consisted of the following:

	Estimated useful lives (years)			September 30, 2023	December 31, 2022
Tradename	5	to	7	$555	$555
Patents and technological know-how	10	to	20	7,164	7,053
Proprietary software	3	to	15	2,981	2,981
Other	3	to	5	323	323
Total intangible assets				11,023	10,912
Accumulated amortization				(9,229)	(8,841)
Total intangible assets, net				$1,794	$2,071

The amortization of intangible assets for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Amortization of intangible assets	$141	$686	$388	$2,038

The estimated future amortization expense of intangible assets is as follows:

Years ending December 31,	Amount
2023 (Remainder)	$129
2024	255
2025	194
2026	193
2027	63
Thereafter	960
Total	$1,794

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

6. Inventories

Inventories, net of reserves, as of September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023	December 31, 2022
Current:
Raw materials	$3,210	$4,499
Finished goods	5,454	4,462
	$8,664	$8,961

Long-term:
Raw materials	$1,302	$1,068
Finished goods	1,568	1,639
	$2,870	$2,707

Long-term inventory represents inventory held in excess of our current (next 12 months) requirements based on our recent sales and forecasted level of sales. We expect to sell the above inventory, net of reserves, at or above the stated cost and believe that no loss will be incurred on its sale, although there can be no assurance of the timing or amount of any sales.

Net loss incurred on valuation of inventory at lower of cost or market value and write-off of obsolete inventory for three and nine months ended September 30, 2023 and 2022 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net loss incurred on valuation of inventory at lower of cost or market value and write-off of obsolete inventory	$3	$194	$105	$221

7. Leases

Rent expense is recognized on a straight-line basis over the period of the lease taking into account future rent escalation and holiday periods.

Rent expense for three and nine months ended September 30, 2023 and 2022 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Rent expense	$110	$169	$369	$518

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

Supplemental cash flow information related to leases was as follows:

	Nine months ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$378	$531
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$341	$—

Supplemental balance sheet information related to leases was as follows:

	September 30, 2023	December 31, 2022
Operating lease right-of-use assets	$1,081	$1,047

Current portion of operating lease liabilities, included in accrued liabilities	$390	$641
Operating lease liabilities, net of current portion	755	492
Total operating lease liabilities	$1,145	$1,133

Weighted average remaining lease term for operating leases (in years)	3.56	2.12
Weighted average discount rate for operating leases	6.43%	5.93%

The following represents maturities of operating lease liabilities as of September 30, 2023:

Years ending December 31,
2023 (Remainder)	$114
2024	439
2025	272
2026	210
2027	216
Thereafter	38
Total lease payments	1,289
Less: Imputed interest	(144)
Total	$1,145

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

8. Shareholders' Equity

	Three months ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Common stock and additional paid-in capital
Balance, beginning of period	$46,003	$74,885	$74,934	$72,817
Dividends paid	—	—	(28,979)	—
Issuance of common stock and warrants, net	—	—	—	2,000
Share-based compensation expense	33	24	80	90
Proceeds from employee stock purchase plan	3	1	4	3
Balance, end of period	$46,039	$74,910	$46,039	$74,910

Accumulated other comprehensive loss
Balance, beginning of period	$(270)	$(266)	$(288)	$(241)
Unrealized loss on available-for-sale securities, net of tax	(31)	—	(17)	(2)
Foreign currency translation adjustment	(7)	(22)	(3)	(45)
Balance, end of period	$(308)	$(288)	$(308)	$(288)

Accumulated deficit
Balance, beginning of period	$(2,367)	$(23,296)	$(516)	$(21,072)
Net loss	(1,351)	(1,248)	(3,202)	(3,472)
Balance, end of period	$(3,718)	$(24,544)	$(3,718)	$(24,544)

Total shareholders' equity	$42,013	$50,078	$42,013	$50,078

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

Nasdaq Delisting Notification

On August 1, 2023, the Company received a letter (the “Notice”) from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) informing management that because the closing bid price for the Company’s common stock listed on Nasdaq was below $1.00 for 30 consecutive trading days, the Company is not in compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Marketplace Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), the Company was granted a period of 180 calendar days from August 1, 2023, or until January 29, 2024, to regain compliance with the Minimum Bid Price Requirement. The Company’s common stock has continued to trade below $1.00 per share.

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

The original issue discount and issuance costs are netted against the liability. The following table represents the carrying value of Notes and Warrants:

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

	September 30, 2023	December 31, 2022
Liability component:
Principal	$1,245	$1,920
Less: debt discount and issuance costs, net of amortization	(41)	(188)
Net carrying amount	$1,204	$1,732
Equity component(1):
Warrants	$318	$318
Conversion feature	122	122
Net carrying amount	$440	$440

Current portion of liability component included under short-term debt	$1,245	$1,920
Liability component total	$1,245	$1,920

(1) Recorded on the condensed consolidated balance sheets as additional paid-in capital.

Debt discount and issuance costs are amortized over the life of the note to interest expense using the effective interest method. During the three and nine months ended September 30, 2023 amortization of debt discount and issuance costs was $49 and $147, respectively and for the three and nine months ended September 30, 2022 amortization of debt discount and issuance costs was $49 and $147, respectively. The following table represents schedule of maturities of principal amount contained in the Notes as of September 30, 2023:

Year ending December 31,	Principal Amount Maturing
2023 (Remainder)	1,245
Total principal amount	$1,245

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

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

10. Share-based Compensation

As of September 30, 2023, the Company had 218,810 options with contractual lives of ten years and 393,229 options with contractual lives of six years offered under the Company’s 2007 Equity Incentive Plan (the “2007 Plan”), which was restated and approved by the shareholders on December 12, 2015. As of September 30, 2023, the 2007 Plan had 852,815 authorized unissued options.

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

In applying the Black-Scholes methodology to 160,000 options granted in June 2023, the Company used the following assumptions:

Risk free interest rate, average	3.91%
Expected option life, average	5 years
Expected price volatility, average	91.47%
Expected dividend yield	0%

A summary of the stock option activity under the Company’s plans for the nine months ended September 30, 2023, is as follows:

	Number of shares	Weighted average exercise price
Options outstanding at beginning of year	488,477	$6.48
Granted	160,000	1.01
Less:
Exercised	—	—
Forfeited prior to vesting	(5,210)	2.50
Canceled or expired	(31,228)	7.63
Options outstanding at September 30, 2023	612,039	5.03
Options exercisable at end of September 30, 2023	391,537	$7.06

As of September 30, 2023, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, was approximately $186, which will be recognized over a weighted average period of 2.42 years.

Share-based compensation expense has been recorded as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Cost of goods sold	$2	$2	$5	$6
Sales and marketing	2	2	6	9
Research and product development	17	10	37	34
General and administrative	12	10	32	40
	$33	$24	$80	$89

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

11. Income Taxes

The current year loss did not result in income tax benefit due to recording a full valuation allowance against expected benefits. The valuation allowance was recorded as we concluded that it was more likely than not that our deferred tax assets were not realizable primarily due to the Company's recent pre-tax losses. Provision for income taxes for the nine months ended September 30, 2023 mostly represents income tax expense recorded for jurisdictions outside the United States.

The Company had approximately $962 of uncertain tax positions as of September 30, 2023. Due to the inherent uncertainty of the underlying tax positions, it is not possible to forecast the payment of this liability for any particular year.

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

Level 3 - Unobservable inputs.

The Company’s financial instruments are valued using observable inputs. The following table sets forth the fair value of the financial instruments re-measured by the Company as of September 30, 2023:

	Level 1	Level 2	Level 3	Total
September 30, 2023
Mutual funds	$1,171	$—	$—	$1,171
US Treasury securities	—	3,278	—	3,278
Certificates of deposit	—	859	—	859
Corporate bonds and notes	—	973	—	973
Total	$1,171	$5,110	$—	$6,281

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In August 2023, we showcased our full range of conferencing, collaboration, and communications solutions at CEDIA 2023 held in Denver, Colorado. During the event, we highlighted the CHAT® 150 BT Speakerphone (USB and Bluetooth speakerphone), Versa® Mediabar™ (video soundbar), UNITE® 60 (4K ePTZ wide-angle tracking camera), COLLABORATE® Versa® Pro CT (product bundle consisting of Huddle DSP and BMA CTH beamforming mic array ceiling tile), COLLABORATE® Versa® Lite CT (USB Plug-N-Play beamforming mic array ceiling tile), and COLLABORATE® Versa® 60 (product bundle consisting of CHAT® 150 USB speakerphone, a UNITE® 60 wide angle 4K ePTZ camera, and a VERSA USB Hub).

In September 2023, our new DIALOG® UVHF Wireless Microphone System was named a winner in the Higher Education category of the 2023 Tech & Learning Magazine Awards of Excellence. The annual Tech & Learning Awards of Excellence program, conducted by leading educational technology publication Tech & Learning, recognizes innovation in the edtech industry and celebrates the most impressive products and solutions that support learning environments.

We continued our programs to cut costs and to speed up product development that we believe will enable us to get back to a growth path.

Overall revenue decreased by 22% in the third quarter of 2023 when compared to the third quarter of 2022, primarily due to a significant decrease in revenues from audio conferencing category. The revenue decline was partially due to our continued inability to source adequate inventory to meet the demand for professional audio products and BMA due to the ongoing transition of manufacturing of our products from China to Singapore by our electronics manufacturing services provider. The revenue decline was also caused by significantly reduced demand for our products in many regions including USA, Europe, the Middle East and China when compared to 2022-Q3 revenues. We expect the challenges with the manufacturing transition from China to Singapore to resolve in the fourth quarter of 2023 as we have seen improvement in product deliveries in the second and third quarters of 2023 when compared to the first quarter of 2023.  Our revenue performance in 2023-Q3 also was to a small extent impacted negatively due to increased costs associated with the electronic raw materials that have affected the global manufacturing of high tech products. We expect these increased costs in various degrees to continue through 2023 and 2024.

Our gross profit margin decreased to 33.1% during the third quarter of 2023 from 41.0% during the third quarter of 2022. Our gross profit margin decreased to 32.8% during the first nine months of 2023 compared to 38.7% during the first nine months of 2022. Gross Profit margin decreased year over year mainly due to increase in administration and overhead costs as a percentage of revenue and change in the revenue mix of the products.

Net loss increased from $1.2 million in the third quarter of 2022 to $1.4 million in the third quarter of 2023. The increase in net loss was mainly due to (a) a decrease in revenues and associated gross margin, partially offset by (b) a decrease in operating expenses and (c) an increase in interest income. Net loss decreased from $3.5 million for the first nine months of 2022 to $3.2 million for the first nine months of 2023. The decrease was mainly due to (a) a recognition of $1.35 million from a one-time legal settlement of a contract dispute, (b) significant reduction in operating expenses, and (c) increase in interest income, partially reduced by (d) reduced revenue and associated gross margin.

We believe, although there can be no assurance, that we can return to generating operating profits through our strategic initiatives namely product innovation and cost reduction.

Industry conditions

We operate in a very dynamic and highly competitive industry which is dominated on the one hand by a few players with respect to certain products like traditional video conferencing appliances while on the other hand influenced heavily by a fragmented reseller market consisting of numerous regional and local players. The industry is also characterized by venture capitalist-funded start-ups and private companies willing to fund cumulative cash losses in order to gain market share and achieve certain non-financial goals. It has become increasingly important to have higher interoperability with other products in the audio visual market as well as certifications from leading video conferencing service providers like Microsoft and Zoom.

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

We derive a significant portion of our revenue (approximately 56% in the first nine months of 2023) from international operations and expect this trend to continue in the future. Most of our revenue from outside the U.S. is billed in U.S. dollars and is not exposed to any significant currency risk. However, we are exposed to foreign exchange risk if the U.S. dollar is strong against other currencies as it will make U.S. Dollar denominated prices of our products less competitive.

In December 2019, a novel strain of coronavirus (“COVID-19”) started spreading from China and was declared a pandemic. The COVID-19 pandemic caused severe global disruptions and had varying impact on our business. The installed audio conferencing market was negatively impacted due to lockdowns, postponement of projects and restrictions on installers to visit commercial sites. On the other hand, COVID-19 generated higher than normal demand in 2020 for our video products and personal conferencing products due to the significant expansion of work-from-home market. The extent of COVID-19’s effect on our operational and financial performance depends on multiple factors including the severity and infectiousness of current and future virus strains, effectiveness of vaccines especially on novel strains of COVID-19, government regulations, etc., all of which are uncertain and difficult to predict.  Supply chain disruptions resulting from COVID-19 have caused significant fluctuations in our costs of goods resulting in a reduction of our gross margins in 2021 and 2022. We expect these fluctuations to continue in 2023. If the pandemic resurfaces to be a severe worldwide health crisis, the disease could have a material adverse effect on our business, results of operations, financial condition and cash flows and adversely impact the trading price of our common stock.

Deferred Product Revenue

Deferred product revenue decreased to $38 thousand on September 30, 2023 compared to $63 thousand on December 31, 2022.

A detailed discussion of our results of operations follows below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the three and nine months ended September 30, 2023

The following table sets forth certain items from our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2023 (“2023-Q3”) ("2023-YTD") and 2022 ("2022-Q3") ("2022-YTD"), respectively, together with the percentage of total revenue which each such item represents:

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2023	2022	Change Favorable (Adverse) in %	2023	2022	Change Favorable (Adverse) in %
Revenue	$4,889	$6,264	(22)	$14,550	$21,184	$(31)
Cost of goods sold	3,273	3,694	11	9,771	12,991	25
Gross profit	1,616	2,570	(37)	4,779	8,193	(42)
Sales and marketing	1,119	1,151	3	3,634	4,273	15
Research and product development	889	876	(1)	2,805	3,406	18
General and administrative	1,097	1,673	34	3,373	5,146	34
Total operating expenses	3,105	3,700	16	9,812	12,825	23
Operating loss	(1,489)	(1,130)	(32)	(5,033)	(4,632)	(9)
Other income (expense), net	157	(93)	269	1,877	1,220	54
Loss before income taxes	(1,332)	(1,223)	(9)	(3,156)	(3,412)	8
Provision for income taxes	19	25	24	46	60	23
Net loss	$(1,351)	$(1,248)	(8)	$(3,202)	$(3,472)	$8

Revenue

Our revenue decreased to $4.9 million in 2023-Q3 compared to $6.3 million in 2022-Q3 due to a 42% decline in audio conferencing, a 5% decline in microphones, and a 14% increase in video products. Except for BMA and some video products, all other product categories suffered revenue declines year over year. Revenues from BMA and professional audio conferencing products were partially negatively impacted by our inability to source adequate inventory to meet the demand for these products, due to the ongoing transition of manufacturing of our products from China to Singapore by our electronics manufacturing services provider. Our traditional ceiling mics, personal audio conferencing products, and video cameras suffered revenue declines due to lack of demand. During the third quarter of 2023, revenues from Asia including India and the Middle East as a whole increased by 2% while all other regions suffered revenue loss. During 2023-Q3 revenues from Americas declined by 26% and from Europe and Africa declined significantly by 57%.

During the nine months ended September 30, 2023 our revenues decreased from $21.2 million to $14.6 million compared to the same period in 2022 due to revenues from microphones decreasing by 27%, video products decreasing by 39% and audio conferencing decreasing by 33%.

Costs of Goods Sold and Gross Profit

Cost of goods sold includes expenses associated with finished goods purchased from outsourced manufacturers, the repackaging of our products, our manufacturing and operations organization, property and equipment depreciation, warranty expense, freight expense, royalty payments, and the allocation of overhead expenses.

Our gross profit margin decreased from 41.0% during 2022-Q3 to 33.1% during 2023-Q3. The gross profit margin was negatively impacted due to increases in material costs mainly due to an increase in administration and overhead costs as a percentage of revenue and a negative change in the revenue mix of the products partially offset by reduced inventory obsolescence costs.

Our gross profit margin decreased from 38.7% during 2022-YTD to 32.8% during 2023-YTD. The gross profit margin was negatively impacted due to increases in material costs mainly due to an increase in administration and overhead costs as a percentage of revenue and a negative change in the revenue mix of the products partially offset by reduced inventory obsolescence costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our profitability in the near-term continues to depend significantly on our revenues from professional installed audio-conferencing products. We hold long-term inventory and if we are unable to sell our long-term inventory, our profitability might be affected by inventory write-offs and price mark-downs. Our long-term inventory includes approximately $0.4 million of wireless microphone-related finished goods and assemblies, $0.2 million of Converge Pro and Beamforming microphone array products, $0.9 million of video products, and $1.3 million of raw materials that will be used primarily for manufacturing professional audio conferencing products and BMA microphones. Any business changes that are adverse to these product lines could potentially impact our ability to sell our long-term inventory in addition to our current inventory.

Operating Expenses

Operating expenses include sales and marketing (“S&M”) expenses, research and product development (“R&D”) expenses and general and administrative (“G&A”) expenses. Total operating expenses in 2023-Q3 was $3.1 million compared to $3.7 million in 2022-Q3. Total operating expenses were $9.8 million for the nine months ended September 30, 2023 compared to $12.8 million for the nine months ended September 30, 2022. The following contains a more detailed discussion of expenses related to sales and marketing, research and product development, general and administrative, and other items. The following contains a more detailed discussion of expenses related to sales and marketing, research and product development, general and administrative, and other items.

Sales and Marketing - S&M expenses include selling, customer service, and marketing expenses such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses.

S&M expenses in 2023-Q3 decreased marginally to $1.1 million from $1.2 million for 2022-Q3. The decrease was primarily due to decreases in employment expenses and commissions paid to independent reps partially offset by increases in trade-show related expenses and employees benefit costs.

S&M expenses in the first nine months ended September 30, 2023 decreased to $3.6 million from $4.3 million for nine months ended September 30, 2022. The decrease was primarily due to (a) decreases in employment expenses and consultant expenses due to a reduction in headcount, (b) a decrease in commissions paid to employees and consultants, and (c) a decrease in marketing expenses related to advertising, partially offset by (d) an increase in trade-show related costs.

Research and Product Development - R&D expenses include research and development, product line management, engineering services, and test and application expenses, including employee-related costs, outside services, expensed materials, depreciation, and an allocation of overhead expenses.

R&D expenses remained at $0.9 million in 2023-Q3 and 2022-Q3.

R&D expenses decreased to $2.8 million in the nine months ended September 30, 2023 compared to $3.4 million for the nine months ended September 30, 2022. The decrease was primarily due to (a) a decline in project-related expenses, (b) decreased employment expenses due to a reduction in the headcount, and (c) a decline in allocated expenses, partially offset by (d) an increase in employee benefits and (e) an increase in legal expenses related to securing patents.

General and Administrative - G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs, and corporate administrative costs, including costs related to finance and human resources teams.

G&A expenses decreased to $1.1 million in 2023-Q3 compared to $1.7 million in 2022-Q3. The reduction was primarily due to (i) a decrease in amortization costs relating to our capitalized patent defense costs, which was fully amortized in 2022-Q4, (ii) a decrease in legal expenses, (iii) and a decrease in employment-related expenses.

G&A expenses decreased to $3.4 million in 2023-YTD compared to $5.1 million in 2022-YTD. The reduction was primarily due to (i) a decrease in amortization costs relating to our capitalized patent defense costs, which was fully amortized in 2022-Q4, (ii) a decline in legal fees, (iii) and a decline in employment-related expenses, partially offset by (iv) an increase in insurance expenses and (v) an increase in investor relations expenses.

Interest Expense

Interest expense remained almost the same at $0.1 million in 2023-Q3 and 2022-Q3. Interest expense increased to $0.5 million in 2023-YTD compared to $0.3 million in 2022-YTD primarily due to interest associated with the prepayment of the $2 million bridge loan in January 2023.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other income (expense), net

Other income (expense), net includes interest income, foreign currency changes and gain or loss on disposal of assets. Other income for 2023-Q3 included $0.24 million of interest income received on marketable securities. During 2022-Q3 there was no interest income. Other income in 2022-YTD included $1.5 million in gain from the forgiveness of CARES Act Paycheck Protection Program Loan. 2023-YTD included a receipt of $1.34 million from a one-time legal settlement of a contract dispute and $1.0 million of interest income received on marketable securities. All other items not discussed herein included in other income remained immaterial during 2023-YTD, 2022-YTD, 2023-Q3 and 2022-Q3.

Provision for income taxes

During each of the nine months ended September 30, 2023 and 2022, we did not recognize any benefit from the losses incurred due to setting up a full valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2023, our cash and cash equivalents were approximately $13.7 million compared to $1.0 million as of December 31, 2022. Our working capital was $36.7 million and $69.3 million as of September 30, 2023 and December 31, 2022, respectively.

Net cash provided by operating activities was approximately $51.1 million in the nine months ended September 30, 2023, an increase of net cash provided by operating activities of approximately $53.2 million from $2.1 million of net cash used by operating activities in the nine months ended September 30, 2022. The increase in cash inflow was primarily due to $55 million in receipts from legal settlements, the receipt of $4.5 million from the return of a bond deposited with a court, and a $1.3 million refund of income taxes with interest. These receipts were partially offset by operating losses and $6.7 million in income tax payments.

Net cash used in investing activities in the nine months ended September 30, 2023 was $6.8 million compared to $2.3 million of net cash provided by investing activities in the nine months ended September 30, 2022. The increase in cash used in investing activities was primarily due to an increase in purchases of marketable securities (net of sales) by $9.3 million and an increase in purchase of property and equipment by $0.3 million. These increases were partially offset by the elimination of capitalized legal expenses of $0.6 million.

Net cash used in financing activities in the nine months ended September 30, 2023 was $31.7 million, comprised primarily of dividend distributions of $29.0 million, repayment of the bridge loan of $2.0 million and $0.7 million payments of principal amounts due on senior convertible debt. This compares to $0.5 million used in payments of principal amounts due on senior convertible debt and a receipt of $0.8 million in loan repayments refunded upon forgiveness of CARES Act Paycheck Protection Program loan in the nine months ended September 30, 2022.

As of September 30, 2023, our cash and cash equivalents were approximately $13.7 million compared to $1.0 million as of December 31, 2022. Our working capital was $36.7 million as of September 30, 2023. The Company believes, although there can be no assurance, that the current cash position and effective management of working capital, will provide the liquidity needed to meet our operating needs through at least November 8, 2024. The Company also believes that its strong portfolio of intellectual property and its solid brand equity in the market will enable it to raise additional capital if and when needed to meet its short and long-term financing needs; however, there can be no assurance that, if needed, the Company will be successful in obtaining the necessary funds through equity or debt financing on favorable terms or at all. If the Company needs additional capital and is unable to secure financing, it may be required to further reduce expenses, or delay product development and enhancement.

As of September 30, 2023, we had open purchase orders of approximately $3.6 million mostly for the purchase of inventory.

As of September 30, 2023, we had inventory totaling $11.5 million, of which non-current inventory accounted for $2.9 million. This compares to total inventories of $11.7 million, which includes non-current inventory of $2.7 million as of December 31, 2022.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2023 (in millions):

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 years
Senior convertible notes	$1.2	$1.2	$—	$—	$—
Operating lease obligations	1.3	0.4	0.6	0.3	—
Purchase obligations	3.6	3.6	—	—	—
Total	$6.1	$5.2	$0.6	$0.3	$—

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

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.     CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2023 was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial and Accounting Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures are effective at a reasonable assurance level as of September 30, 2023.

There has been no change in the Company's internal control over financial reporting as of September 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

The risk factor set forth below supplements and should be read in conjunction with the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as previously supplemented by our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023:

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

ClearOne, Inc., (Registrant)

	By:	/s/ Derek L. Graham
November 8, 2023		Derek L. Graham Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Narsi Narayanan
November 8, 2023		Narsi Narayanan Chief Financial Officer (Principal Accounting and Principal Financial Officer)

