Form 10-K
period 2023-12-31
CLEARONE INC
filed 2024-04-01
CIK 840715

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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

The aggregate market value of the shares of voting common stock held by non-affiliates was approximately $17.93 million at June 30, 2023, (the Company’s most recently completed second fiscal quarter), based on the $0.83 closing price for the Company’s common stock on the Nasdaq Capital Market on such date. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

The number of shares of ClearOne common stock outstanding as of March 29, 2024 was 23,969,148.

Documents Incorporated by Reference: None

CLEARONE, INC.

Annual Report on Form 10-K For the year ended December 31, 2023

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

We compete in a global market with our conferencing, collaboration, and network streaming solutions. We design, develop and sell conferencing, collaboration and network streaming solutions for voice and visual communications. The performance and simplicity of our advanced comprehensive solutions offer unprecedented levels of functionality, reliability and scalability.

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

Our Business Strategy

The Company’s primary challenge is the loss in revenue and consequent reduction in cash flows due to operating losses. Our current strategy consists of the following elements to overcome this adverse situation:

●	Continue our product innovation to bring to market products that are needed by our partners and end-users
●	Cut costs to operate efficiently
●	Focus on our core products and improve the quality of our products
●	Develop products that have improved interoperability with products from other suppliers.
●	Provide continually improving levels of support to our channel partners

We currently participate in the following markets:

●	All aspects of audio conferencing including installed professional audio conferencing through DSP mixers, USB based speakerphones and table-top conferencing;
●	Professional microphones to support audio and video collaboration through patented beamforming microphones, ceiling microphones and wireless microphones;
●	Visual collaboration in all forms including low-cost room appliances, professional cameras, Bring-Your-Own-Device and cloud video services; and
●	Audio Visual Networking which includes network media streaming, video walls, sound reinforcement and audio distribution.

Our business goals are to:

●	Improve our global market share in professional installed audio conferencing products for large businesses and organizations;
●	Position ClearOne as the preferred AV channel partner uniquely offering a complete value-chain of natively integrated solutions from audio to video maximizing AV channel partner profitability;
●	Extend total addressable market from our traditional stronghold of installed audio conferencing and microphones to adjacent complementary markets – video collaboration and AV networking;
●	Continue to leverage the video conferencing, collaboration and AV networking technologies to enlarge our current market share;
●	Focus on the small and medium business market with appropriately scaled, lower cost and less complex products and solutions;
●	Capitalize on the growing influence of information technology channels in the audio-visual market and introduce more solutions to these channels;
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

Our audio conferencing products contributed 45% and 47% of our consolidated revenue in 2023 and 2022, respectively.

Professional installed audio conferencing and sound reinforcement

We compete in the global professional installed audio conferencing market. We are a pioneer in the development of high-end, professional conferencing products and we have established strong brand recognition for these products worldwide. Our installed professional conferencing products include the CONVERGE® Pro 2 and CONVERGE Pro 2 SR product lines.

Our flagship CONVERGE Pro 2 product line lead our professionally installed audio products line. The CONVERGE Pro 2 product line currently includes CONVERGE Pro 2 128, CONVERGE Pro 2 128VT, CONVERGE Pro 2 128VTD, CONVERGE Pro 2 120, CONVERGE Pro 2 012, CONVERGE Pro 2 48VT and CONVERGE Pro 2 48VTD. CONVERGE Pro 2 SR product line currently includes CONVERGE Pro 2 128SR, and CONVERGE Pro 2 128SRD. CONVERGE Pro 2 and CONVERGE Pro 2 SR together offer various levels of integration and features to allow a commercial system integrator to optimize a system to fit diverse conferencing applications and environments. CONVERGE Pro 2 product line succeeded the original CONVERGE Pro product line, which is currently being phased out as our customers transition fully to CONVERGE Pro 2 product line.

CONVERGE Pro 2’s broad DSP platform satisfies clients’ diverse audio needs with these features:

●

Best-in-class audio delivered through next-gen Acoustic Echo Cancellation and Noise Cancellation processing with Acoustic Intelligence, advanced microphone gating and built-in DARE™ feedback elimination.

●	Powerful architecture – Up to 12 mic/line inputs per unit, built-in USB audio interface, built-in optional Dante™ for networked audio.

ITEM 1 - BUSINESS

●	Daisy-chainable design to support up to 144 Mic/line inputs, C-Link expansion bus with 150 channels and P-Link bus for scalable connection of peripheral devices including any combination of ClearOne peripheral devices, such as the Beamforming Microphone Array 2, BMA CT, BMA 360, USB Expander, GPIO Expander and/or the DIALOG® 20 Wireless Microphone system.
●	Supports video conferencing, audio and web conferencing, in-room meetings, wireless presentation, and more.
●	Integration of VoIP or telephony, USB, and Dante™ for maximum functionality.
●	Ability to control local meeting rooms and audio distribution applications with flexible options – touch panel controller, BYOD dialer apps or 3rd party control modules.
●	Configure, manage, monitor and troubleshoot the entire system of auto-discovered devices with MatrixView™ and FlowView™ in CONSOLE AI for visualized audio signal paths.

The CONVERGE Pro 2 line of products is ably supported by a touch panel controller, a GPIO expansion box, a USB expansion box and a wall-mount Bluetooth Expander. CONVERGE Pro 2 VoIP SKUs are certified to interoperate with Cisco, Avaya and ShoreTel SIP based VoIP systems and also interoperate with Microsoft Teams, Zoom, Google Meet, and other popular collaboration applications.

Our CONVERGENCE Cloud software is a unified AV network management platform to monitor, control, and audit ClearOne Pro Audio and Video products and services. Remote real-time system access provides at-a-glance and all-inclusive dashboard views with auto-discovery of Pro Audio devices and unlimited scalability designed to support organizations of any size. With the new Cloud option, AV Practitioners can profit on value-added MaaS opportunities to easily support multiple clients and multiple networks with fully secure, real-time remote system access on a single multi-tenant platform. The powerful and elegant user interface, in twelve languages, works on any browser and will allow full support of the AV Network with built-in video, audio, and chat tools for real-time communications as well as email and immediate SMS text alerts. Relevant information is quickly found with search, sort, and filter options. CONVERGENCE AV Cloud can be virtually partitioned for AV management by location such as building, floor, room, or any desired global topology. Practitioners can easily manage accounts, assigning three levels of access with Owner, Administrator, and Monitor roles; all housed on encrypted secure cloud servers. Client tenant usage can be conveniently tracked for invoicing and optional auto-payment reminders.

Our CONVERGENCE® InSite server network hardware enables remote device management by facilitating bi-directional communications between its Cloud or Enterprise AV Manager and on-site ClearOne Pro Audio products.

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

Speakerphones

Our CHAT® product line of speakerphones includes affordable and stylish USB based personal and group speakerphones. CHAT speakerphones provide full-duplex and rich full bandwidth frequency response for superior audio clarity. CHAT products are designed for a wide variety of applications and devices (fixed or portable) for greatly enhanced collaboration wherever and whenever needed. CHAT speakerphones are offered either as personal speakerphones under CHAT 50 SKU or as group speakerphones under CHAT 150 CHAT 150 BT SKUs.

ITEM 1 - BUSINESS

CHAT 50 personal speakerphones are approximately the size of a deck of cards, and connect to PCs and Macs for rich, clear, hands-free audio and playback. CHAT 150 group speakerphones are designed for small group use. These can connect to the same devices and applications as the CHAT personal speakerphones but feature three microphones in larger design for use by a larger number of participants. CHAT group speakerphones make it possible to introduce rich, crystal clear conferencing capability without the need for introducing a separate traditional conference phone. CHATAttach® is comprised of two CHAT 150 group speakerphones which can be daisy-chained together to function as a single conferencing system for much larger coverage than a single CHAT 150. CHAT group speakerphones are integral to our media collaboration product line.

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

PROFESSIONAL MICROPHONES

Our microphones contributed 41% and 39% of our consolidated revenue in 2023 and 2022, respectively.

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
●

Acoustic intelligence with adaptive ambience - faster convergence and better adaptation to changes in room acoustics, such as ambient noise from chairs moving, doors closing, chatter in the background, using separate acoustic echo cancellation for each fixed beam and inhibiting changes in beam selection when only the far end is active.

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

ITEM 1 - BUSINESS

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

In June 2023 we introduced the DIALOG UVHF wireless microphone system that combines class-leading flexibility, Power over Ethernet (PoE) simplicity, Dante technology and up to 350 usable frequencies. The DIALOG UVHF is a highly flexible wireless microphone system that delivers incredibly robust reception and more available spectrum on-demand than any other product in its class. The system has the only wireless access point to offer antenna redundancy and antenna diversity. Dual integral antennas with spatial and polarization diversity help to maintain high audio quality in harsh environments.

VIDEO

Our video products include video collaboration and AV networking products. Our video products contributed 14% of our consolidated revenue in 2023 and 2022.

Video Collaboration:

Our Media Collaboration suite of products is led by our comprehensive portfolio of COLLABORATE® branded videoconferencing and collaboration solutions.

Our Media Collaboration series includes COLLABORATE Space, a suite of solutions that unifies messaging, calls, meetings and, perhaps most importantly, minds in a way that will energize workflows and increase productivity for everyone involved in the enterprise. Designed as a persistent, user-friendly collaboration suite, COLLABORATE Space contains many powerful UCC capabilities, as well as the seamless ability to make calls outside the network. By adding phone credits on the account, customers can reach anyone in the world on a standard landline or mobile phone with the system’s integrated phone dialer.

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

COLLABORATE Space, our powerful cloud-based collaboration solution, added two valuable features in 2020 - webinar hosting and Web RTC. COLLABORATE Space Pro and Enterprise meeting plans can be upgraded to include the Webinar feature allowing session hosts to conduct video and audio presentations for up to 1,000 participants. The Web RTC feature works with all popular browsers including Microsoft Edge, Google Chrome, Safari and Mozilla Firefox. The Web RTC feature enables users to easily join full-featured COLLABORATE Space audio and video meetings using a browser with no downloads or plug-ins required. Users can accept meeting, webinar, and classroom invitations and join with a single click; easily sharing and viewing content within a browser window. COLLABORATE Space also added a feature where Microsoft Teams users can now enjoy a richer collaboration than that available within the Teams environment today. This richer collaboration experience includes better video quality, support for multiple cameras, support for multiple displays, and a persistent meeting space where chats, audio and video recordings, documents, meeting minutes, whiteboard sessions, and more can be shared in private or public channels for later access. Users can easily initiate a Space video meeting or join an existing Space video meeting within the MS Teams environment.

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

COLLABORATE Versa Pro CT, includes a Huddle DSP mixer and the Huddle-compatible and patented BMA CTH that is a perfect fit for small-to medium-sized rooms. The COLLABORATE Versa Pro CT is a great room solution for Bring Your Own Device (BYOD) collaboration using any cloud-based service. such as Microsoft Teams, WebEx, Zoom, and more. The system includes the Company’s new BMA CTH Beamforming Microphone Array Ceiling Tile with built-in AEC, providing the same impeccable room coverage as the BMA CT using adaptive steering (think of it as smart switching). The COLLABORATE Versa Pro CT system also includes mic/line inputs with AEC, line outputs, 4x10 Watt power amps, USB audio, and HDMI. The system comes preloaded with a project file ready for the most common room configuration. Or it can be further configured using CONSOLE® AI software, now with enhanced visualization and Audio Intelligence.

Additionally, both COLLABORATE Versa Pro 50 and Versa Pro 150 solutions feature a CONVERGE® Huddle audio DSP mixer for a professional audio experience, and a Ceiling Microphone Array with 360-degree coverage that reduces reverberation and noise.

ITEM 1 - BUSINESS

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

In April 2023 we announced the immediate market availability of the Versa UCS2100 Collaboration Switcher Kit. Designed for use in small to mid-sized meeting rooms, board rooms, and executive offices, the Versa UCS2100 automatically detects HDMI and USB-C sources, such as a dedicated in-room PC or a Bring-Your-Own-Meeting (BYOM) laptop and offers the flexibility for users to access the same set of in-room AV peripherals, such as cameras and audio devices. Its USB-C input provides up to 60 watts charging and provides simultaneous 1 x HDMI output and 1 x HDBaseT output. When combined with ClearOne UNITE series PTZ cameras, INTERACT, CONVERGE® Pro 2, CONVERGE® HUDDLE, and CHAT series audio conferencing devices, the Versa UCS2100 delivers guaranteed performance and a streamlined user experience that supports automatic source detection and switching and is controllable via RS-232, TCP/IP, or front panel buttons.

In October 2023 at Infocomm India we provided our integration partners and end user customers with added flexibility in system connectivity with the introduction of our new Versa USB22 Dante adapter. This new product enables users to directly connect any computer to a Dante network without first requiring software installation and can be used with any audio application for playback or capture and is thus ideal for a wide range of small to mid-sized meeting spaces. The Versa USB 22D delivers bit-perfect audio reproduction, super-low latency, and sample-accurate synchronization across the entire Dante network. It connects any computer to the ClearOne BMA 360D through a Dante network.

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

Our product sales generated in the United States and outside the United States for the years ended December 31 are as follows:

Revenue in millions	2023		2022
	Revenue	%	Revenue	%
In the United States	$8.2	44%	$12.1	48%
Outside United States	10.5	56%	13.1	52%
	$18.7	100%	$25.2	100%

We sell directly to our distributors and resellers in approximately 38 countries worldwide. We anticipate that the portion of our total product revenue from international sales will continue to be a significant portion of our total revenue as we further enhance our focus on developing new products, establishing new channel partners, strengthening our presence in key growth areas, complying with regional environmental regulatory standards, and improving product localization with country-specific product documentation and marketing materials.

Distributors, Resellers and Independent Integrators

We sold our products directly to approximately 263 distributors and direct resellers throughout the world during 2023. Distributors and resellers purchase our products at a discount from list price and resell them worldwide to hundreds of independent systems integrators, telephony value-added resellers, IT value-added resellers, and PC dealers on a non-exclusive basis. Our distributors maintain their own inventory and accounts receivable and are required to provide technical and non-technical support for our products to the next level of distribution participants. We work with our distributors and resellers to establish appropriate inventory stocking levels. We also work with our distributors and resellers to maintain relationships with our existing systems integrators, dealers, and other value-added resellers.

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

Customers

Since we sell through distributors and value-added resellers, we do not have comprehensive information on end-users who ultimately use our products. As a result, we do not know whether any end-user accounted for more than 10% of our total revenue during any of the periods reported in this Annual Report. Our customers are distributors and value-added resellers. During the years ended December 31, 2023 and 2022 no distributor accounted for more than 10% of our total consolidated revenue.

ITEM 1 - BUSINESS

As discussed above, distributors facilitate product sales to a large number of independent systems integrators, dealers, and value-added resellers, and subsequently to their end-users. The loss of one or more distributors could reduce revenue and have a material adverse effect on our business and results of operations. Our orders fulfilled on which we had not recognized revenue were $30 thousand and $63 thousand as of December 31, 2023 and 2022, respectively. We had a backlog of unfulfilled orders of approximately $0.4 million and $2.9 million as of December 31, 2023 and 2022, respectively.

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

In the microphones market, our primary competitors include AKG, Audio Technica, Audix, Avlex/Mipro, Beyerdynamic, Biamp, Clock Audio, Lectrosonics, Nureva, Mediavision/Taiden, Poly, Sennheiser, Shure, TeachLogic, TOA, Yamaha and Vaddio and any OEM partners.

Our video conferencing products face tremendous competition from well established players as well as emerging players, including Acano/CISCO, Adobe Connect, Amazon Chime, Avaya (Radvision), Aver, Barco, Blackboard Collaborate, Cisco, Citrix, Fuze, Huawei, InFocus, Kramer, LifeSize, Magor, Pexip, Poly, Microsoft, Starleaf, UNIFY, Vidyo, Yealink, Zoom and ZTE.

ITEM 1 - BUSINESS

Sources and Availability of Raw Materials

We manufacture our products through electronics manufacturing services (“EMS”) providers, who are generally responsible for sourcing and procuring required raw materials and components. Most of the components that our EMS providers require for manufacturing our products are readily available from a number of sources. During 2020 and 2021, we witnessed a significant tightening of the electronics market with demand for electronic products especially for semiconductors which include memories and processors, far exceeding the supply along with surging inflation that caused price increases and longer fulfillment cycles. COVID-19 completely disrupted the entire supply chain and extended the already lengthy fulfillment cycles. Continuing tariff wars between USA and China has created more uncertainty with respect to pricing and has consequently affected the supply chain. During 2023, we experienced a revenue decline partially due to our inability to source adequate inventory to meet the demand for professional audio products and BMA due to the transition of manufacturing of our products from China to Singapore by our electronics manufacturing services provider. The challenges with the manufacturing transition from China to Singapore was successfully resolved in the fourth quarter of 2023.

Extended lead times for component purchases and component cost increases persisted throughout 2021 and 2022. Lead times shortened for many components in 2023, and although component costs moderated somewhat in 2022 and 2023 compared to 2021, several component suppliers have made cost increases permanent.

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

Research and Product Development

We are committed to research and product development and view our continued investment in research and product development as a key ingredient to our long-term business success. Our research and product development expenditures were approximately $3.7 million and $4.4 million during the years ended December 31, 2023 and 2022, respectively.

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

As of December 31, 2023, we had approximately 79 patents and 4 pending patent applications, including foreign counterpart patents and foreign applications. Our patents and pending patent applications cover a wide range of our products and services including, but not limited to acoustic echo cancellation, beamforming microphone arrays, systems that enable streaming media over IP networks, algorithms for video processing, wireless conferencing systems, spatial audio, and technologies for the Internet of Things. The durations of our patents are determined by the laws of the country of issuance. For the U.S., patents may be 17 years from the date of issuance of the patent or 20 years from the date of its filing, depending upon when the patent application was filed. In addition, we hold numerous U.S. trademarks. The laws of foreign countries may not protect our intellectual property to the same degree as the laws of the United States.

ITEM 1 - BUSINESS

We will obtain patents and other intellectual property rights used in connection with our business when practicable and appropriate. Our intellectual property policy is to protect our products, technology and processes by asserting our intellectual property rights where appropriate and prudent. From time to time, assertions of infringement of certain patents or other intellectual property rights of others have been made against us. In addition, the Company was involved in patent infringement lawsuits against Shure Inc. ("Shure"). See Note 8– Commit ments and Contingencies – Legal Proceedings – Intellectual Property Litigation for a discussion of these legal proceedings.

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

Employees

As of December 31, 2023, we had 82 full-time employees. Of these employees, 44 were located in the U.S. and 38 in locations outside the U.S. None of our employees are subject to a collective bargaining agreement and we believe our relationship with our employees is good. We also hire contractors with specific skill sets to meet our operational needs.

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

We initiated remedial measures and conducted an evaluation of the effectiveness of our internal control over financial reporting for the years 2019, 2020, and 2021 based on the framework set forth in Internal Control - Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and concluded that remediation of the material weakness identified during the 2017 audit has been completed.  We also concluded under this evaluation that our internal control over financial reporting was effective as of December 31, 2022 and December 31, 2023, respectively.

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

Switching from one EMS provider to another or switching from one location of manufacturing to another location similar to our recent transition from China to Singapore, is an expensive, difficult and a time-consuming process, with serious risks to our ability to successfully transfer our manufacturing operations. Our operations, and consequently our revenues and profitability, were impacted materially in 2021, 2022 and 2023 due to switching of manufacturing from one location to another. Our operations, and consequently our revenues and profitability could be materially adversely affected in the future if we are forced to switch from any of our EMS providers to another EMS provider due to any number of factors, including financial difficulties faced by the manufacturer, disagreements in pricing negotiations between us and the manufacturer or organizational changes in the manufacturer. If our EMS providers experience disruptions in their operations, it is uncertain whether we would be able to source the essential commodities, supplies, materials, and skilled labor timely or at all without incurring significant costs or delays, particularly during times of economic uncertainty resulting from events outside of our control, including, but not limited to, effects of COVID-19. We may be forced to purchase supplies and materials in larger quantities or in advance of when we would typically purchase them. This may cause us to require use of capital sooner than anticipated. Alternatively, we may also be forced to seek new third-party suppliers or contractors, whom we have not worked with in the past, and it is uncertain whether these new suppliers will be able to adequately meet our materials or labor needs. In addition, we may be unable to compete with entities that may have more favorable relationships with their suppliers and contractors or greater access to the required raw materials and skilled labor.

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

Our operations may be impacted by the Russian invasion of Ukraine.

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

As of December 31, 2023 we held approximately $3.1 million in long-term inventories. There can be no assurance that we will be able to successfully anticipate changing consumer preferences and product trends or economic conditions and, as a result, we may not successfully monetize our long-term inventory. Inventory levels in excess of consumer demand may result in inventory write-downs and the sale of excess inventory at discounted prices, which could have an adverse effect on the image and reputation of our brands and negatively impact profitability.

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

We have relied on our ability to grant stock options as a means of recruiting and retaining key employees. Accounting regulations requiring the expensing of stock options will impair our future ability to provide these incentives without incurring associated compensation costs. If we are unable to hire and retain employees with the skills we seek, our ability to sell our existing products, systems, or services or to develop new products, systems, or services could be hindered with a consequent adverse effect on our business, results of operations, financial position, or liquidity. In addition, given the current political climate regarding the U.S. immigration laws, we may not be able to attract highly-skilled technical employees from abroad.

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

As of December 31, 2023, we had approximately $17.8 million of cash and cash equivalents and $4.4 million of marketable securities. Although we anticipate having sufficient cash on hand, cash from future operations and cash from the sale of marketable securities to fund our operations for the next twelve months, there can be no assurance that efforts to enforce our patents will be successful or that our marketing and sales efforts will progress as anticipated or that our cash generated from operations will be as expected, and we may need additional debt or equity financing in the next twelve months to execute our business plan and to be able to continue as a going concern. If in the future, we fail to satisfy the continued listing standards of Nasdaq, we may not be able to sell shares of our common stock. Accordingly, if additional debt or equity financings are needed, market conditions may limit our ability to raise capital on favorable terms, or at all, and the terms of any public or private offerings of debt or equity securities likely would be significantly dilutive to existing shareholders.

Risks Relating to Share Ownership

As a result of Edward D. Bagley’s significant share ownership position in the Company, he is able to influence corporate matters.

Based solely on filings by Edward D. Bagley under Regulation 13D and Section 16 of the Exchange Act, Mr. Bagley beneficially owns approximately 44% of our issued and outstanding shares of common stock. Mr. Bagley’s daughter, Lisa Higley, is a member of our board of directors. Based on Mr. Bagley’s significant share ownership, Mr. Bagley will be able to significantly influence who serves on our board of directors and the outcome of matters required to be submitted to our stockholders for approval, including, without limitation, decisions relating to the outcome of any proposed merger or consolidation of our company and Mr. Bagley’s significant interest in us may discourage third parties from seeking to acquire control of us, which may adversely affect the market price of our common stock. In addition, based solely on filings by other members of Mr. Bagley’s family and their family trusts under Regulation 13D and Section 16 of the Exchange Act, such family members and their family trusts collectively beneficially own an additional 16% of our outstanding shares of common stock, however, Mr. Bagley asserts he does not have control over and disclaims beneficial ownership of such shares. Mr. Bagley’s interests and the interests of his family and their family trusts may not be consistent with those of our other stockholders.

Global Financial, Economic and Social Conditions Could Deteriorate.

Our business could be materially affected by conditions in the global financial markets and economic conditions generally.  The recent outbreak of a novel coronavirus, which causes the disease now known as COVID-19, was first identified in December 2019 in China, and has since spread globally. Government efforts to contain the spread of the coronavirus through lockdowns of cities, business closures, restrictions on travel and emergency quarantines, among others, and responses by businesses and individuals to reduce the risk of exposure to infection, including social distancing in the form of reduced travel, cancellation of meetings and public and private events, and implementation of work-at-home policies, among others, have caused significant disruptions to the global economy and normal business operations across a growing list of sectors and countries, including in the United States.

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

As of December 31, 2023, there were outstanding options to acquire approximately 607,810 shares of our common stock at a weighted average exercise price of $5.03 per share. In addition, as of December 31, 2023 there were outstanding warrants to acquire approximately 5,022,123 shares at weighted average exercise price of $2.54. During the terms of these options and warrants the holders thereof will have the opportunity to profit from an increase in the market price of the common stock. The existence of these derivatives may adversely affect the terms on which we can obtain additional financing, and the holders of these derivatives can be expected to exercise such options at a time when we, in all likelihood, would be able to obtain additional capital by offering shares of our common stock on terms more favorable to us than those provided by the exercise of these derivatives.

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

Because we have suspended regular payment of dividends on our common stock and pay only special dividends, stockholders will benefit from an investment in our stock only if it appreciates in value unless a decision is made to reinstate paying regular dividend payments.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

The Company's information technology, communication networks, system applications, accounting and financial reporting platforms and related systems are integral to the operation of the business. The Company utilizes these systems, among others, for financial analysis, management, and reporting, and for various other aspects of the business.

The Company's cybersecurity strategy is focused on detection, protection, incident response, security risk management and mitigation, and resiliency of the cybersecurity infrastructure. The Company relies primarily on its qualified internal team to operate and maintain its information technology infrastructure and systems and to evaluate, test and update various information security processes and to manage material risks from cybersecurity threats to the Company's critical computer networks, third party hosted services, communications systems, hardware and software, and critical data, including confidential information that is proprietary, strategic or competitive in nature, as well as any personally identifiable information related to any tenants' and employees' personal data.

The Company's employees identify and assess risks from cybersecurity threats by monitoring and evaluating the cybersecurity threat environment and the Company's risk profile. The Company is not currently aware of any risks from cybersecurity threats nor has the Company had a previously cybersecurity incident that in either case have materially affected or are reasonably likely to materially affect the Company, its business strategy, results of operations or financial condition.

The Company's Audit Committee holds oversight responsibility over the Company's cybersecurity strategy and risk management. The Audit Committee engages in regular discussions with management and, if and when deemed appropriate by management or the Audit Committee, third party service providers, regarding the Company's significant financial risk exposures and the measures implemented to monitor and control these risks, including those that may result from material cybersecurity threats.

ITEM 2. PROPERTIES

We occupy a 1,350 square-foot facility in Gainesville, Florida under the terms of an operating lease expiring in February 2028. The Gainesville facility is used primarily to support our research and development activities.

We occupy a 21,443 square-foot facility in Salt Lake City, Utah under the terms of an operating lease, which has been amended in February 2023 to expire in February 2028. Under the terms of this amendment, we reduced our space to approximately 9,402 square feet. The facility supports our principal administrative, sales, marketing, customer support, and research and product development activities.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NASDAQ Capital Market under the symbol CLRO. On March 29, 2024, there were 23,969,148  shares of our common stock issued and outstanding held by approximately 295 shareholders of record. Each broker dealer or a clearing corporation that holds shares for customers is counted as a single shareholder of record.

Dividends

The Company paid a special one-time cash dividend of $1.00 per share of ClearOne common stock or the eligible warrants on June 1, 2023.

The Company's Board of Directors has declared another special dividend of $0.50 per share of the Company's stock and eligible warrants to be paid on April 10, 2024 to shareholders and warrant holders of record on April 2, 2024.

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

In April 2023 we announced the immediate market availability of the Versa UCS2100 Collaboration Switcher Kit. Designed for use in small to mid-sized meeting rooms, board rooms, and executive offices, the Versa UCS2100 automatically detects HDMI and USB-C sources, such as a dedicated in-room PC or a Bring-Your-Own-Meeting (BYOM) laptop and offers the flexibility for users to access the same set of in-room AV peripherals, such as cameras and audio devices. Its USB-C input provides up to 60 watts charging and provides simultaneous 1 x HDMI output and 1 x HDBaseT output. When combined with ClearOne UNITE series PTZ cameras, INTERACT, CONVERGE® Pro 2, CONVERGE® HUDDLE, and CHAT series audio conferencing devices, the Versa UCS2100 delivers guaranteed performance and a streamlined user experience that supports automatic source detection and switching and is controllable via RS-232, TCP/IP, or front panel buttons.

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

In August 2023, we announced that our entire line of commercial and residential solutions is available for specification within the popular D-Tools software program for integrators. D-Tools’ System Integrator software and D-Tools Cloud platform make it easier than ever for integrators to specify ClearOne solutions for any type of installation.

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

In October 2023, we debuted the new Versa USB22D Dante Adapter at InfoComm India 2023. Versa USB22D enables users to seamlessly connect computers to a Dante network and use any audio application for playback or capture without installing software.

We also continued our programs to cut costs and to speed up product development that we believe will enable us to get back to a growth path.

During 2023, our overall revenue of $18.7 million decreased by 26% when compared to revenue of $25.2 million during 2022. The decrease in revenue was seen across all product categories and major regions.  We believe the revenue decline was primarily due to the decline in demand for video products and due to our inability in the first half of 2023 to source adequate inventory to meet the demand for professional audio products and BMA due to the transition of manufacturing of our products from China to Singapore by our EMS provider. We believe that many of our channel partners who could not buy our products due to product shortages caused by our manufacturing transition issues are yet to resume their typical buying pattern with us. We also believe that the lack of Microsoft Teams certification for our products is increasingly impacting our ability to sell our conferencing and collaboration solutions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our gross profit margin decreased to 34% during 2023 from 38% in 2022. Net income of $20.6 million in 2022 changed to net loss of $0.6 million in 2023. The change from net income to net loss was primarily due to the recognition in 2022 of a gain of $33.6 million included under other income related to the one-time legal settlement receivable of $55 million net of unamortized capitalized legal expenses of $21.4 million. This gain was partially offset by (a) a decrease in the tax provision by $6.5 million (b) recognition of settlement gains from two separate settlements of $5.3 million, (c) increase in interest income by $1.7 million, and (d) increase in operating income by $0.4 million.

Industry conditions

We operate in a very dynamic and highly competitive industry which is dominated on the one hand by a few players with respect to certain products like traditional video conferencing appliances while on the other hand influenced heavily by a fragmented reseller market consisting of numerous regional and local players. The industry is also characterized by venture capitalist funded start-ups and private companies willing to fund cumulative cash losses in order to gain market share and achieve certain non-financial goals. It has become increasingly important to have higher interoperability with other products in the audio visual market as well as product certifications with leading video conferencing service providers like Microsoft and Zoom.

Economic conditions, challenges and risks

The audio-visual products market is characterized by intense competition and rapidly evolving technology. Our competitors vary within each product category. Our installed professional audio conferencing products, which is our flagship product category, continue to be ahead of the competition despite the reduction in revenues. Our strength in this space is largely due to our fully integrated suite of products consisting of DSP mixers, wide range of professional microphone products and video collaboration products. Despite our strong leadership position in the installed professional audio conferencing market, we face challenges to revenue growth due to the limited size of the market, pricing pressures from new competitors attracted to the commercial market due to higher margins, and the lack of certifications from Microsoft.

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

We derive a significant portion of our revenue (approximately 56% in 2023) from international operations and expect this trend to continue in the future. Most of our revenue from outside the U.S. is billed in U.S. dollars and is not exposed to any significant currency risk. However, we are exposed to foreign exchange risk if the U.S. dollar is strong against other currencies as it will make U.S. Dollar denominated prices of our products less competitive.

In December 2019, a novel strain of coronavirus (“COVID-19”) started spreading from China and was declared a pandemic. The COVID-19 pandemic caused severe global disruptions and had varying impact on our business.  The installed audio conferencing market was negatively impacted due to lockdowns, postponement of projects and restrictions on installers to visit commercial sites. On the other hand, COVID-19 generated higher than normal demand in 2020 for our video products and personal conferencing products due to the significant expansion of work-from-home market. The extent of COVID-19’s effect on our operational and financial performance keeps evolving and depends on multiple factors including the severity and infectiousness of current and future virus strains, effectiveness of vaccines especially on novel strains of COVID-19, government regulations, etc., all of which are uncertain and difficult to predict considering the rapidly evolving landscape. Supply chain disruptions resulting from COVID-19 have caused significant fluctuations in our costs of goods resulting in a reduction of our gross margins. If the pandemic continues to be a severe worldwide health crisis, the disease could have a material adverse effect on our business, results of operations, financial condition and cash flows and adversely impact the trading price of our common stock.

Deferred Revenue

Deferred revenue decreased from $63 thousand in 2022 to $30 thousand in 2023 due to decrease in new subscriptions to the video conferencing software.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCUSSION OF RESULTS OF OPERATIONS

The following table sets forth certain items from our consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2023 and 2022, together with the percentage change each item represents. Throughout this discussion, we compare results of operations for the year ended December 31, 2023 (“2023”) to the year ended December 31, 2022 (“2022” or “the comparable period”).

(In thousands, except percentages)	2023	2022	Change Favorable (Adverse) in %
Revenue	$18,704	$25,205	(26)
Cost of goods sold	12,347	15,748	22
Gross profit	6,357	9,457	(33)
Sales and marketing	4,897	5,517	11
Research and product development	3,671	4,390	16
General and administrative	4,561	6,772	33
Total operating expenses	13,129	16,679	21
Interest expense	(537)	(420)	(28)
Other income, net	7,183	35,102	(80)
Operating loss	(6,772)	(7,222)	6
Income (loss) before income taxes	(126)	27,460	(100)
Provision for (benefit from) income taxes	434	6,904	94
Net income (loss)	$(560)	$20,556	(103)

Revenue

Our revenue decreased by 26% to $18.7 million in 2023 compared to $25.2 million of revenue in 2022. Revenue from all product categories declined during the year with audio conferencing, microphones and video products declining by 29%, 21% and 27% respectively. Video products suffered a decline in revenues in 2023 compared to 2022 due to a lack of demand for video products due to bottoming of demand for the work from home and learn from home markets and due to extreme pricing pressures. Revenue decreases were also due to our inability in the first half of 2023 to source adequate inventory to meet the demand for professional audio products and BMA due to the transition of manufacturing of our products from China to Singapore by our EMS provider. We believe that many of our channel partners who could not buy our products due to product shortages caused by our manufacturing transition issues are yet to resume their typical buying pattern with us. We also believe that the lack of Microsoft Teams certification for our products is increasingly impacting our ability to sell our conferencing and collaboration solutions.

The share of audio conferencing products in our product mix decreased from 47% in 2022 to 45% in 2023. The share of microphones in the revenue mix increased slightly from 39% in 2022 to 41% in 2023. Share of video products in the revenue mix remained the same at 14% in 2022 and 2023.

During 2023, revenue decreased significantly in all regions of the world. Asia Pacific including the Middle East decreased by 6%, Europe and Africa decreased by 54% and the Americas decreased by approximately 26%.

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

Our gross profit during 2023 was approximately $6.4 million or 34% compared to approximately $9.5 million or 38% in 2022. The gross profit margin was negatively impacted due to (a) an increase in freight and tariff costs as a percentage of revenue, (b) increased administration costs as a percentage of revenue, and (c) an increase in inventory obsolescence costs. These increases in cost of goods sold as a percentage of revenue was partially offset by reduction in material costs as a percentage of revenue.

Our profitability in the near-term continues to depend significantly on our revenues from audio conferencing products. We hold long-term inventory and if we are unable to sell our long-term inventory, our profitability might be affected by inventory write-offs and price mark-downs. Our long-term inventory includes approximately $0.2 million of Converge Pro and Beamforming microphone array products, $1.0 million of cameras, and $1.6 million of raw materials that will be used primarily for manufacturing professional audio conferencing products and BMA microphones. Any business changes that are adverse to these product lines could potentially impact our ability to sell our long-term inventory in addition to our current inventory.

Operating Expenses and Profits (Losses)

Operating income (loss), or income (loss) from operations, is the surplus or deficit after operating expenses are deducted from gross profits. Operating expenses include sales and marketing (“S&M”) expenses, research and product development (“R&D”) expenses and general and administrative (“G&A”) expenses. Total operating expenses were $13.1 million in 2023, compared to $16.7 million in 2022. The following contains a more detailed discussion of expenses related to sales and marketing, research and product development, general and administrative, and other items.

Sales and Marketing S&M expenses include sales, customer service, and marketing expenses such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses.

S&M expenses in 2023 decreased to $4.9 million, compared to $5.5 million in 2022. The decrease was primarily due to (a) decreases in employment expenses and consultant expenses, (b) a decrease in commissions paid to employees, full-time consultants and independent manufacturer representatives. This overall decrease was partially offset by (a) an increase in trade-show-related costs, and (b) an increase in travel expenses.

Research and Product Development R&D expenses include research and development, product line management, engineering services, and test and application expenses, including employee-related costs, outside services, expensed materials, depreciation, and an allocation of overhead expenses.

R&D expenses decreased from $4.4 million in 2022 to $3.7 million in 2023. The decrease was primarily due to (a) a decrease in project-related expenses, (b) a decrease in employment expenses including salaries and bonuses, and (c) a decrease in allocation of common expenses to R&D. This overall decrease was partially offset by an increase in legal expenses incurred on application for new patents.

General and Administrative G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs, and corporate administrative costs, including costs related to finance and human resources.

G&A expenses decreased to $4.6 million in 2023, compared to $6.8 million in 2022. The decrease was primarily due to  (a) a decrease in amortization of capitalized legal costs related to patents litigation, and (b) a decrease in employment expenses including salaries and bonuses. This decrease was partially offset by (a) an increase in consulting expenses including investor relations costs, and (b) an increase in directors and officers insurance expenses.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest expense

Interest expense increased to $0.5 million in 2023 compared to $0.4 million in 2022. The increase was primarily due to interest associated with the prepayment of the $2 million bridge loan in January 2023.

Other income (expense), net

Other income (expense), net includes interest income, foreign currency changes and gain or loss on disposal of assets.

Other income in 2023 included (a) $5.3 million from two separate legal settlements, and (b) $1.9 million of interest income received on marketable securities. Other income in 2022 included (a) a gain recognized of $33.6 million related to the one-time legal settlement receivable of $55 million, net of unamortized capitalized legal expenses of $21.4 million (b) $1.5 million in gain from the forgiveness of CARES Act Paycheck Protection Program Loan, and (c) $1.9 million of interest income received on marketable securities.

Provision for income taxes

The effective tax provision rate was below 0% in 2023, compared to 25% effective tax benefit rate during 2022. Income tax provision for 2023 was $0.4 million as compared to an income tax provision of $6.9 million in 2022. The significant change in income taxes was primarily due to a decrease in net income in 2023 compared to 2022. We have been recording a valuation allowance against net deferred tax assets since 2018 and have not been claiming tax benefit for our losses as we have concluded that it is more likely than not that our deferred tax assets were not realizable, primarily due to our recent pre-tax losses.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

As of December 31, 2023, our cash and cash equivalents were approximately $17.8 million compared to $1.0 million as of December 31, 2022. Our working capital was $39.1 million and $69.3 million as of December 31, 2023 and 2022, respectively.

Net cash flows used in operating activities were approximately $54.6 million during 2023, an increase of approximately $58.8 million from $4.2 million used in operating activities in 2022. The increase in cash provided was primarily due to receipt of settlement proceeds of $56.3 million from two separate settlements and income tax refunds, partially offset by change in operating assets and liabilities.

Net cash used in investing activities was $4.9 million in 2023 compared to $2.1 million provided by investing activities in  2022, an increase in cash used of $7.0 million. The increase in cash used in investing activities in 2023 was primarily due to an increase in net cash outflows from purchase of marketable securities net of sale of marketable securities of approximately $7.4 million partially offset by a decrease of $0.7 million in capitalized legal spending.

Net cash used in financing activities was $32.9 million during 2023 compared to net cash provided by financing activities of $2.1 million during 2022, a decrease in cash provided of $34.9 million. The decrease was primarily due to payment of a special dividend of $29.0 million and an increase in principal payments of debt. This decrease was further increased by lack of any capital raise in 2023 compared to capital raised through equity and debt issuances of $2.0 million in 2022.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In order to maintain liquidity, the Company has been actively engaged in preserving cash by implementing company-wide cost reduction measures and raising additional capital. The company raised additional capital in 2019 by issuing senior convertible notes, in 2020 by borrowing through the CARES Act Paycheck Protection Program and issuing common stock and warrants and in 2021 by issuing short-term notes and issuing common stock and warrants. In January 2022, the Company issued $2 million in common stock as consideration for the cancellation and termination of the short-term notes. In October 2022, the Company issued short term notes to raise $2 million. The Company paid a special one-time cash dividend of $1.00 per share of ClearOne common stock or the eligible warrants on June 1, 2023 amounting to $29 million.  On March 11, 2024 the Company's Board of Directors declared another special dividend of $0.50 per share of the Company's stock and eligible warrants amounting to $14.5 million to be paid on April 10, 2024. The Company also believes that the Company's core strategies of product innovation and prudent cost management will bring the company back to profitability in the future. The Company believes, although there can be no assurance, that all of these measures and effective management of working capital, along with the current cash balance after the receipt of proceeds from legal settlement, will provide the liquidity needed to meet our operating needs through at least April 1, 2025.

As of December 31, 2023, we had open purchase orders of approximately $3.6 million mostly for purchase of inventory.

As of December 31, 2023, we had inventory totaling $13.8 million, of which non-current inventory accounted for $3.1 million. This compares to total inventories of $11.7 million and non-current inventory of $2.7 million as of December 31, 2022.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2023 (in millions):
	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 years
Operating lease obligations	1.2	0.4	0.5	0.3	—
Purchase obligations	3.6	3.6	—	—	—
Total	$4.8	$4.0	$0.5	$0.3	$—

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue and Associated Allowances for Revenue Adjustments and Doubtful Accounts

The Company recognizes revenue when it satisfies a performance obligation. The Company recognizes revenue from sales agreements upon transferring control of a product to the customer. This typically occurs when products are shipped or delivered, depending on the delivery terms, or when products that are consigned at customer locations are sold to dealers or end users. Revenue recognized during the twelve months ended December 31, 2023 for audio and video conferencing equipment sales was $18.6 million, and for software, licenses, etc. was $0.1 million. Sales returns and allowances are estimated based on historical experience. Provisions for discounts and rebates to customers, estimated returns and allowances, ship and credit claims and other adjustments are provided for in the same period the related revenues are recognized, and are netted against revenues. For returns, the Company recognizes a related asset for the right to recover returned products with a corresponding reduction to cost of goods sold. The Company reviews warranty and related claims activity and records provisions, as necessary.

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

The details of deferred revenue and associated cost of goods sold and gross profit are as follows (in thousands):

	As of December 31,
	2023	2022
Deferred revenue	$30	$63
Deferred cost of goods sold	—	—
Deferred gross profit	$30	$63

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

To the extent we establish a valuation allowance in a period, we must include and expense the allowance within the tax provision in the consolidated statement of operations. In accordance with ASC Topic 740, “Accounting for Income Taxes”, we analyzed our valuation allowance at December 31, 2023 and determined that based upon available evidence it is more likely than not that certain of our net deferred tax assets will not be realized and, accordingly, we have recorded a full valuation allowance against these deferred tax assets in the amount of $13.8 million. Please refer to Note 13 - Income Taxes in the Notes to Consolidated Financial Statements for additional information.

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

Inventories

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

The inventory consists of current inventory of $10.6 million and long-term inventory of $3.1 million. Long term inventory represents inventory held in excess of our current (next 12 months) requirements based on our recent sales and forecasted level of sales. If we are unable to sell our long-term inventory including due to changes in business conditions, our profitability might be affected by inventory write-offs and price mark-downs.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. As required by Rule 13a-15 under the Exchange Act, we have completed an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Interim Chief Financial Officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of December 31, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based upon this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2023.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework set forth in Internal Control - Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using that criteria, management concluded that the design and operation of our internal control over financial reporting were effective as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

(a) None

(b) None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our directors and executive officers as of April 1, 2024.

Name	Age	Position	Director or Officer Since
Derek L. Graham	56	Chief Executive Officer	2022
Larry R. Hendricks	80	Director *	2003
Lisa B. Higley	56	Director	2020
Eric L. Robinson	57	Chairman, and Director *	2015
Bruce Whaley	73	Director *	2019
Raghunathan Jayashree	53	Interim Chief Financial Officer	2024
*	Member of the Audit and Compliance Committee, Compensation Committee and Nominating Committee

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

Eric. L Robinson has served as a director of our company since July 2015 and was named Chairman of the Board in February 2022. Mr. Robinson spent fourteen years in private practice as a corporate attorney, including eleven years as a partner in the Salt Lake City, Utah law firm of Blackburn & Stoll, LC. Mr. Robinson's law practice focused on securities, corporate and other business transactions. For the past five years, Mr. Robinson has been principally employed by MicroPower Global Limited, a company in the semiconductor business, Operation Underground Railroad, Inc. and as a private attorney. At MicroPower, Mr. Robinson acted as General Counsel, Chief Financial Officer and a director. At Operation Underground Railroad, Inc. he acts as VP of Legal Affairs. Mr. Robinson also maintains a law practice and serves as counsel to a number of companies in the fields of regenerative medicine and commercial construction. Mr. Robinson previously served as chief financial officer, in-house counsel, secretary and treasurer of ActiveCare, Inc. from July 2016 until his voluntary resignation in June 2017, and subsequent to Mr. Robinson’s departure, ActiveCare filed a voluntary bankruptcy petition under Chapter 11 of the U.S. Bankruptcy Code on July 15, 2018. His legal practice included working with companies in connection with public and private offerings of securities, corporate partnering, mergers and acquisitions, licensing technology transfer, contracts and construction. He graduated from the University of Utah with honors with a B.S. degree in accounting and he subsequently passed the CPA exam (unlicensed). He graduated from Vanderbilt University with a J.D. where he graduated Order of the Coif and acted as a Managing Editor of the Law Review. Mr. Robinson has previously served as corporate and securities legal counsel to the Company and the Company's largest shareholder, E. Dallin Bagley.

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

Bruce Whaley was appointed a director of our Company effective April 16, 2019. Mr. Whaley has extensive experience as a stockbroker for nearly five decades. Mr. Whaley is currently a broker trading at Wilson & Davis, a regional brokerage firm based in Salt Lake City, Utah. He has been with Wilson & Davis since 1988. Until March 2023, Mr. Whaley also held a real estate license and worked as a real estate agent for Coldwell Banker. Mr. Whaley attended the University of Utah between 1968 and 1971 and studied many subjects including business administration, accounting and finance. He did not graduate with a degree.

Raghunathan Jayashree was appointed as Interim CFO on February 27, 2024. Ms. Raghunathan joined the Company as a Senior Manager in July 2018 and has served as the Company’s Controller since October 2019. Ms. Raghunathan, has been a Chartered Accountant in India since 1996 and has over twenty years of work experience in the field of accounting.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act, of 1934 as amended, requires our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership on Form 3 and reports of changes of ownership of our equity securities on Forms 4 and 5. Officers, directors, and greater than 10% shareholders are required to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of the reports furnished to us for the year ended December 31, 2023, we believe that each person who, at any time during such fiscal year was a director, officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such period.

Code of Ethics

The Board of Directors adopted a code of ethics that applies to our Board of Directors, executive officers, and employees. The Company's Code of Ethics is posted on our website at www.clearone.com.

Insider Trading Policies and Procedures

The Company has adopted a Statement of Policy Regarding Compliance with Insider Trading Laws (the "Insider Trading Policy) that establishes policies and procedures governing the purchase, sale, and/or other dispositions of the Company's securities by directors, officers and employees. The Insider Trading Policy requires compliance with all applicable laws, rules and regulations governing the offer and sale of securities and prohibits directors, officers and employees from engaging in transactions in the Company's securities while in possession of material nonpublic information. The Insider Trading Policy establishes quarterly blackout periods during which trading in the Company's securities is prohibited. These blackout periods begins 15 days prior to the end of each fiscal quarter and ends at the opening of trading on the first business day after the public dissemination of Company's financial results for that quarter for a full trading day. In addition, the Insider Trading Policy requires senior officers and key employees to obtain pre-approval of any transactions in Company securities from the Company's Compliance Officer under the Insider Trading Policy, which currently is the Interim Chief Financial Officer. A copy of the Company's Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

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

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table sets forth the compensation paid or earned by each named executive officer for the years ended December 31, 2023 and 2022.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Salary	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Derek Graham, Chief Executive Officer(1)
Year ended December 31, 2023	$244,147	$21,900	$—	$100,000	$366,047
Year ended December 31, 2022	$221,625	$—	$—	$—	$221,625
Narsi Narayanan - Chief Financial Officer(2)
Year ended December 31, 2023	$250,340	$14,600	$—	$100,000	$364,940
Year ended December 31, 2022	$230,000	$—	$—	$—	$230,000

(1)	Derek L. Graham was appointed as Interim CEO on May 24, 2022 and became permanent CEO on Jan 26, 2023.
(2)	Narsi Narayanan served as CFO and Corporate Secretary till March 1, 2024, when his employment with ClearOne ended.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information on the holdings of stock options by the named executive officers as of December 31, 2023.

Name	Number of Securities Underlying Unexercised Options		Option Exercise Price ($)	Option Grant Date	Option Expiration Date
	Exercisable	Unexercisable
Derek Graham	1,250	—	8.340	9-12-2014	9-12-2024
	7,500	2,500	2.500	12-14-2020	12-14-2026
	—	30,000	1.010	6-15-2023	6-15-2029
Narsi Narayanan	20,000	—	8.340	9-12-2014	9-12-2024
	25,000	—	11.960	3-11-2016	3-11-2026
	2,500	—	11.000	12-14-2016	12-14-2026
	20,000	—	9.900	6-1-2017	6-1-2027
	20,000	—	2.500	12-14-2020	12-14-2026
	—	20,000	1.010	6-15-2023	6-15-2029

(1)

One-third of the shares underlying each stock option vest on the first anniversary of the grant date and the remaining shares vest equally over a period of 24 months following the first anniversary of the grant date.

OPTION EXERCISES AND STOCK VESTED

There were no exercises of stock options by named executive officers during 2023.

DIRECTOR COMPENSATION

The following table summarizes the compensation paid to non-employee directors for the year ended December 31, 2023.

Name	Fees Earned or Paid in Cash	Option Awards	Other Compensation	Total
Larry R. Hendricks	$33,600	$—	$—	$33,600
Lisa B. Higley	54,000	—	—	54,000
Eric L. Robinson	64,800	—	—	64,800
Bruce Whaley	33,600	—	—	33,600

All directors are reimbursed by the Company for their out-of-pocket travel and related expenses, if any, incurred in attending all Board of Directors and committee meetings. However, during 2023 no expenses were reimbursed to any director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding ownership of our common stock as of March 29, 2024, except as otherwise stated, by (i) each director and nominee for director, (ii) the named executive officers, (iii) all of our named executive officers and directors as a group, and (iv) each person known to us to be the beneficial owner of more than 5% of our outstanding common stock.

	Shares Beneficially Owned
	Currently Owned	Currently Owned Percent(2)	Shares that could be acquired within 60 days	Total (2)	Percent (2)
Name of Beneficial Owner (1)	(A)	(B)	(C)	(D)	(E)
Directors and Executive Officers:
Derek L. Graham	5,260	0.02%	9,791	15,051	0.06%
Larry R. Hendricks	18,048	0.08%	50,000	68,048	0.27%
Lisa B. Higley(3)	24,501	0.10%	10,000	34,501	0.14%
Eric L. Robinson	65	—%	38,333	38,398	0.15%
Bruce Whaley	12,000	0.05%	10,000	22,000	0.09%
Raghunathan Jayashree	—	—%	—	—	—%
Total (Directors and Officers)	59,874	0.25%	118,124	177,998	0.71%
5% Shareholders:
Edward D. Bagley(4)	10,590,528	44.18%	723,628	11,314,156	45.60%

45

(1)

Except as otherwise indicated, each person named in the table has sole voting and investment power, subject to applicable community property law. Except as otherwise indicated, each person may be reached at our corporate offices c/o ClearOne, Inc., 5225 Wiley Post Way, Suite 500, Salt Lake City, Utah 84116.

(2)

The percentages shown in Column (B) are calculated based on 23,969,148 shares of common stock outstanding on March 29, 2024. The numbers shown in Column (D) and percentages shown in Column (E) include the shares of common stock actually owned as of March 29, 2024 and the shares of common stock that the identified person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares of common stock that each identified person or group had the right to acquire within 60 days of March 29, 2024 upon the exercise of the stock options, secured convertible notes and warrants shown in Column (C) are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by the persons or groups listed above.

(3)

This information is based upon the Form 4 filed with the SEC as of June 2, 2023. Lisa Higley, who was appointed a Director effective July 20, 2020, is the daughter of Edward D. Bagley, and each of them has previously disclaimed beneficial ownership of common stock beneficially owned by the other. The share amounts indicated for Ms. Higley do not include any shares held by Edward D. Bagley. The share amounts indicated for Ms. Higley do not include 6,546 shares owned by her spouse and 2,252,636 shares held by a trust in which she is a co-trustee.

(4)

Mr. Edward D. Bagley may be deemed to own an additional 2,252,636 shares of common stock that are deemed to be owned by his wife, Carolyn Bagley, as a result of her acting as one of four co-trustees of a trust. Mr. Bagley may be deemed to own an additional 355,257 shares of common stock that Carolyn Bagley owns individually. Mr. Bagley, however, disclaims beneficial ownership of these shares that may be indirectly beneficially owned by Mr. Bagley and they are excluded from the amounts reported in the table above. Mr. Edward D. Bagley has sole voting and dispositive power over 11,314,156 shares (including the shares that may be acquired pursuant to exercise of options to purchase 35,277 shares of common stock, and warrants to purchase 685,295 shares of common stock) and shared voting and dispositive power over the 355,257 shares held by Mr. Edward D. Bagley’s spouse. This information is based upon a Form 4 as filed by Mr. Bagley with the SEC on December 15, 2023 and a Schedule 13D Amendment filed by Mr. Bagley with the SEC in September 2020. E. Bryan Bagley, who resigned as Director effective November 6, 2012, is the son of Edward D. Bagley, and each of them has previously disclaimed beneficial ownership of common stock beneficially owned by the other. Lisa Higley, who was appointed a Director effective July 20, 2020, is the daughter of Edward D. Bagley, and each of them has previously disclaimed beneficial ownership of common stock beneficially owned by the other. The share amounts indicated for Mr. Edward D. Bagley do not include any shares held by E. Bryan Bagley or Lisa Higley.

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2023, relating to equity compensation plans of the Company (including individual compensation arrangements) pursuant to which equity securities of the Company are authorized for issuance.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options and rights	(b) Weighted‑Average Exercise Price of Outstanding Options and Rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity Compensation Plans Approved by Stockholders	607,810	$5.03	857,044
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	—	$—	—

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

Related Party Transactions: Consulting Agreement with Edward D. Bagley

On June 3, 2015, the Company entered into a Consulting Agreement with Edward D. Bagley, former Chairman of the Board and greater than 10% shareholder (“Consulting Agreement”) which became effective on July 29, 2015 for an initial term of three years which was renewed in 2018 for an additional term of three years and renewed again in 2021 for an additional term of 3 years through 2024. Pursuant to the terms of the Consulting Agreement Mr. Bagley is paid a fee of $5,000 per month and is eligible to participate in our equity incentive programs and will be granted stock options commensurate with grants of stock options made to our directors. During 2023, he was paid $60,000 as consulting fees. During 2023, he did not receive any grant of stock options.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

amounts:

	2023	2022
Audit fees(1)	$256,386	$229,111
Audit-related fees(2)	—	—
Tax fees(3)	64,525	55,700
All other fees	—	—
Total	$320,911	$284,811

(1)	Represents fees billed for professional services rendered for the audit and reviews of our financial statements filed with the SEC on Forms 10-K and 10-Q.

(2)	Represents fees billed for consents provided with respect to registration statements and related amendments.

(3)	Represents fees billed for tax filing, preparation, and tax advisory services.

Pre-Approval Policies and Procedures

The Audit and Compliance Committee ensures that we engage our independent registered public accounting firm to provide only audit and non-audit services that are compatible with maintaining the independence of our public accountants. The Audit and Compliance Committee approves or pre-approves all services provided by our public accountants. Permitted services include audit and audit-related services, tax services and other non-audit related services. Certain services are identified as restricted. Restricted services are those services that may not be provided by our external public accountants, whether identified in statute or determined to be incompatible with the role of an independent auditor. All fees identified in the preceding table were approved by the Audit and Compliance Committee. During 2023, the Audit and Compliance Committee reviewed all non-audit services provided by our independent registered public accounting firm and concluded that the provision of such non-audit services was compatible with maintaining the independence of the external public accountants.

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

3.	Exhibits: The exhibits listed under the Index of exhibits in the next page are filed or incorporated by reference as part of this Form 10-K.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	Exhibit Incorporated Herein by Reference	Filing Date
3.1	Certificate of Incorporation of ClearOne, Inc.	8-K	3.1	10/29/18
3.2	Bylaws	8-K	3.2	10/29/18
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	4.1	03/30/20
10.1#	1997 Employee Stock Purchase Plan	S-8	4.9	10/06/06
10.2#	1998 Stock Option Plan	S-8	4.8	10/06/06
10.3#	2007 Equity Incentive Plan	S-8	4.7	01/22/08
10.4#	ClearOne, Inc. Equity Incentive Plan	S-8	4.8	01/26/16
10.5#	Amendment No. 1 to the ClearOne, Inc. Equity Incentive Plan	S-8	4.11	06/30/15
10.6#	ClearOne, Inc. Employee Stock Purchase Plan	S-8	4.3	06/30/15
10.7	Form of Securities Purchase Agreement	8-K	10.1	09/14/20
10.8	Form of Securities Purchase Agreement	8-K	10.1	09/13/21
10.9	Form of Registration Rights Agreement	8-K	10.2	09/13/21
10.10	Securities Purchase Agreement.	8-K	10.1	0104/22
10.11	Registration Rights Agreement.	8-K	10.2	01/04/22
10.12#	Confidential Separation Agreement and General Release.	8-K	10.1	08/17/22
10.13*	Confidential Settlement and License Agreement.	8-K	10.1	12/09/22
10.14*	Non-Exclusive Cross License Agreement effective December 23, 2023 by and between ClearOne, Inc. and Sennheiser electronic GmbH & C0. KG.	8-K	10.1	12/27/23
14.1	Code of Ethics, approved by the Board of Directors on August 23, 2006	10-K	14.1	09/14/06
19.1†	ClearOne Inc. Statement of Policy Regarding Compliance with Insider Trading Laws
21.1†	Subsidiaries of the registrant
23.1†	Consent of Tanner LLC, Independent Registered Public Accounting Firm
31.1†	Section 302 Certification of Chief Executive Officer
31.2†	Section 302 Certification of Chief Financial Officer
32.1†	Section 906 Certification of Chief Executive Officer
32.2†	Section 906 Certification of Chief Financial Officer
101.INS‡	XBRL Instance Document
101.SCH‡	XBRL Taxonomy Extension Schema
101.CAL‡	XBRL Taxonomy Extension Calculation Linkbase
101.DEF‡	XBRL Taxonomy Extension Definitions Linkbase
101.LAB‡	XBRL Taxonomy Extension Label Linkbase
101.PRE‡	XBRL Taxonomy Extension Presentation Linkbase
104	The cover page from this Annual Report on Form 10-K formatted in Inline XBRL

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
April 1, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Derek L. Graham	/s/ Raghunathan Jayashree
Derek L. Graham	Raghunathan Jayashree
President and Chief Executive Officer	Interim Chief Financial Officer
(Principal Executive Officer)	(Principal Accounting and Principal Financial Officer)
April 1, 2024	April 1, 2024

/s/ Eric L. Robinson	/s/ Larry R. Hendricks
Eric L. Robinson	Larry R. Hendricks
Director and Chairman of the Board	Director
April 1, 2024	April 1, 2024

/s/ Bruce Whaley	/s/ Lisa B. Higley
Bruce Whaley	Lisa B. Higley
Director	Director
April 1, 2024	April 1, 2024

CLEARONE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of ClearOne, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of ClearOne, Inc. and subsidiaries (collectively, the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the consolidated financial statements).  In our opinion, the consolidated financial statements present fairly, in all material aspects, the financial position of ClearOne as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the account or disclosure to which it relates.

| F-1 |

Assessment of lower of cost or net realizable value of inventories

As described in Notes 1 and 4 to the consolidated financial statements, inventories totaling $13.8 million as of December 31, 2023 are stated at the lower of cost or market.  The Company performs analyses to identify and estimate the net realizable value of excess or slow-moving inventories based on forecasted future product demand.

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
April 1, 2024

We have served as the Company’s auditor since October 14, 2015.

| F-2 |

CLEARONE, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$17,835	$984
Marketable securities	3,480	—
Legal settlement receivable	4,000	55,000
Receivables, net of allowance for credit losses of $326	3,279	3,603
Inventories, net	10,625	8,961
Income tax receivable	36	1,071
Prepaid expenses and other assets	4,062	7,808
Total current assets	43,317	77,427
Long-term marketable securities	916	—
Long-term inventories, net	3,143	2,707
Property and equipment, net	530	383
Operating lease – right of use assets, net	990	1,047
Intangibles, net	1,689	2,071
Other assets	109	115
Total assets	$50,694	$83,750
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,945	$1,284
Accrued liabilities	2,290	3,041
Deferred product revenue	30	63
Short-term debt	—	3,732
Total current liabilities	4,265	8,120
Long-term debt	—	—
Operating lease liability, net of current	665	492
Other long-term liabilities	1,079	1,008
Total liabilities	6,009	9,620
Shareholders’ equity:
Common stock, par value $0.001, 50,000,000 shares authorized, 23,969,148 and 23,955,767 shares issued and outstanding, respectively	24	24
Additional paid-in capital	46,047	74,910
Accumulated other comprehensive loss	(310)	(288)
Accumulated deficit	(1,076)	(516)
Total shareholders’ equity	44,685	74,130
Total liabilities and shareholders’ equity	$50,694	$83,750

See accompanying notes

| F-3 |

CLEARONE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share amounts)

	Year ended December 31,
	2023	2022
Revenue	$18,704	$25,205
Cost of goods sold	12,347	15,748
Gross profit	6,357	9,457

Operating expenses:
Sales and marketing	4,897	5,517
Research and product development	3,671	4,390
General and administrative	4,561	6,772
Total operating expenses	13,129	16,679

Operating loss	(6,772)	(7,222)
Interest expense	(537)	(420)
Other income, net	7,183	35,102
Income (loss) before income taxes	(126)	27,460
Provision for income taxes	434	6,904
Net income (loss)	$(560)	$20,556

Basic income (loss) per common share	$(0.02)	$0.86
Diluted income (loss) per common share	$(0.02)	$0.83

Basic weighted average shares outstanding	23,958,184	23,937,962
Diluted weighted average shares outstanding	23,958,184	25,189,147

Comprehensive income (loss):
Net income (loss)	$(560)	$20,556
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities, net of tax	(15)	(2)
Change in foreign currency translation adjustment	(7)	(45)
Comprehensive income (loss)	$(582)	$20,509

See accompanying notes

| F-4 |

CLEARONE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands)

	Year ended December 31, 2023	Year ended December 31, 2022
Common stock and paid-in capital
Balance, beginning of year	$74,934	$72,817
Issuance of common stock	—	2,000
Dividends paid	(28,979)	—
Share-based compensation expense	109	113
Proceeds from employee stock purchase plan	7	4
Balance, end of year	$46,071	$74,934

Accumulated other comprehensive loss
Balance, beginning of year	$(288)	$(241)
Unrealized loss on available-for-sale securities, net of tax	(15)	(2)
Foreign currency translation adjustment	(7)	(45)
Balance, end of year	$(310)	$(288)

Accumulated deficit
Balance, beginning of year	$(516)	$(21,072)
Net income (loss)	(560)	20,556
Balance, end of year	$(1,076)	$(516)

Total shareholders' equity	$44,685	$74,130

See accompanying notes

| F-5 |

CLEARONE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(560)	$20,556
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	941	2,970
Amortization of right of use of assets	397	597
Share-based compensation expense	109	113
Change of inventory to net realizable value	281	120
Loss on disposal of assets	(47)	146
Gain recognized on Paycheck Protection Plan Loan forgiveness	—	(1,528)
Gain on legal settlement proceeds, net of capitalized legal costs less amortization	(4,000)	(33,623)
Changes in operating assets and liabilities:
Receivables	324	1,388
Legal settlement receivable	55,000	—
Inventories	(2,381)	1,812
Prepaid expenses and other assets	3,752	684
Accounts payable	661	(4,104)
Accrued liabilities	(497)	485
Income taxes receivable	1,035	6,466
Deferred product revenue	(33)	9
Operating lease liabilities	(425)	(623)
Other long-term liabilities	71	353
Net cash provided by (used in) operating activities	54,628	(4,179)

Cash flows from investing activities:
Purchase of marketable securities	(10,298)	—
Purchase of property and equipment	(375)	(51)
Purchase of intangibles	(135)	(137)
Capitalized patent defense costs	—	(737)
Proceeds from maturities and sales of marketable securities	5,925	3,010
Net cash provided by (used in) investing activities	(4,883)	2,085

Cash flows from financing activities:
Dividend payment	(28,979)	—
Principal payments of long-term debt	(3,920)	(720)
Proceeds from issuance of short-term notes	—	2,000
Proceeds from Paycheck Protection Program loan	—	767
Proceeds from equity-based compensation programs	7	4
Net cash provided by (used in) financing activities	(32,892)	2,051

Effect of exchange rate changes on cash and cash equivalents	(2)	(44)
Net decrease in cash and cash equivalents	16,851	(87)
Cash and cash equivalents at the beginning of the year	984	1,071
Cash and cash equivalents at the end of the year	$17,835	$984

| F-6 |

CLEARONE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$6,905	$88
Cash paid for interest	343	226

Supplemental disclosure of non-cash investing and financing activities
Right-of-use assets obtained in exchange for lease obligations	—	107
Issue of common stock in consideration of cancellation of debt	—	2,000

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

Basis of Presentation:

Fiscal Year – This report on Form 10-K includes consolidated balance sheets for the years ended December 31, 2023 and 2022 and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity, and cash flows for each of the years ended December 31, 2023 and 2022.

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

Significant Accounting Policies:

Cash Equivalents – The Company considers all highly-liquid investments with a maturity of three months or less, when purchased, to be cash equivalents. The Company places its temporary cash investments with high-quality financial institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limits.  As of December 31, 2023, there were three cash accounts in the United States that exceeded federally insured limits, in the amount of $17,251. In addition, there were foreign cash accounts in the amount of $192 that were not covered by Federal Deposit Insurance Corporation insurance.

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

A decline in the market value of any available-for-sale security below cost that is deemed other than temporary results in a charge to earnings and establishes a new cost basis for the security. Losses are charged against “Other income” when a decline in fair value is determined to be other than temporary. We review several factors to determine whether a loss is other than temporary. These factors include, but are not limited to: (i) the extent to which the fair value is less than cost and the cause for the fair value decline, (ii) the financial condition and near term prospects of the issuer, (iii) the length of time a security is in an unrealized loss position and (iv) our ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. There were no other-than-temporary impairments recognized during the years ended December 31, 2023 and 2022.

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

The allowance for credit losses is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Management regularly analyzes accounts receivable including current aging, historical write-off experience, customer concentrations, customer creditworthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. We review customer accounts quarterly by first assessing accounts with aging over a specific duration and balance over a specific amount. We review all other balances on a pooled basis based on past collection experience. Accounts identified in our customer-level review as exceeding certain thresholds are assessed for potential allowance adjustment if we conclude the financial condition of that customer has deteriorated, adversely affecting their ability to make payments. Delinquent account balances are written off if the Company determines that the likelihood of collection is not probable. If the assumptions that are used to determine the allowance for credit losses change, the Company may have to provide for a greater level of expense in future periods or reverse amounts provided in prior periods.

The Company’s allowance for doubtful accounts activity for the years ended December 31, 2023 and 2022 is as follows:

	Year Ended December 31,
	2023	2022
Balance at beginning of the year	$326	$326
Allowance increase (decrease)	—	—
Write offs, net of recoveries	—	—
Balance at end of the year	$326	$326

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

The inventory also includes advance replacement units (valued at cost) provided by the Company to end-users to service defective products under warranty. The value of advance replacement units included in the inventory was $96 and $193, as of December 31, 2023 and 2022, respectively.

The inventory consists of current inventory of $10,625 and long-term inventory of $3,143. Long term inventory represents inventory held in excess of our current (next 12 months) requirements based on our recent sales and forecasted level of sales.

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

Leases: We determine if an arrangement is a lease at inception. Operating leases are included in operating lease - right of use (“ROU”) assets, accrued liabilities, and operating lease liability in our consolidated balance sheets. As of adoption of ASC 842 and as of December 31, 2023 and December 31, 2022, the Company was not party to finance lease arrangements. ROU assets represent our right to use an underlying asset for the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and operating lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. Under the available practical expedient, we account for the lease and non-lease components as a single lease component.

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

The Company recognizes revenue when it satisfies a performance obligation. The Company recognizes revenue from sales agreements upon transferring control of a product to the customer. This typically occurs when products are shipped or delivered, depending on the delivery terms, or when products that are consigned at customer locations are sold to dealers or end users. Revenue recognized during the twelve months ended December 31, 2023 for equipment sales was $18,576, and for software, licenses, etc. was $128. Sales returns and allowances are estimated based on historical experience. Provisions for discounts and rebates to customers, estimated returns and allowances, ship and credit claims and other adjustments are provided for in the same period the related revenues are recognized, and are netted against revenues. For returns, the Company recognizes a related asset for the right to recover returned products with a corresponding reduction to cost of goods sold. The Company reviews warranty and related claims activity and records provisions, as necessary.

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

The details of deferred revenue and associated cost of goods sold and gross profit are as follows:

	As of December 31,
	2023	2022
Deferred revenue	$30	$63
Deferred cost of goods sold	—	—
Deferred gross profit	$30	$63

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

| F-11 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

The following table disaggregates the Company’s revenue into primary product groups:

	Year Ended December 31,
	2023	2022
Audio Conferencing	$8,366	$11,829
Microphones	7,749	9,824
Video products	2,589	3,552
	$18,704	$25,205

The following table disaggregates the Company’s revenue into major regions:

	Year Ended December 31,
	2023	2022
North and South America	$9,047	$12,297
Asia (including Middle East) and Australia	7,338	7,828
Europe and Africa	2,319	5,080
	$18,704	$25,205

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

The details of changes in the Company’s warranty accrual are as follows:

	Year Ended December 31,
	2023	2022
Balance at the beginning of year	$194	$194
Accruals/additions	—	—
Usage/claims	—	—
Balance at end of year	$194	$194

Advertising – The Company expenses advertising costs as incurred. Advertising costs consist of trade shows, magazine advertisements, and other forms of media. Advertising expenses for the years ended December 31, 2023 and 2022 totaled $661 and $572, respectively, and are included in sales and marketing on the consolidated statements of operations and comprehensive income (loss).

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

As of December 31, 2023 the Company had no net deferred tax assets due to valuation allowances recorded to account for the consecutive quarters with losses before taxes.

Recent changes: There were no changes that had a material impact on the Company's consolidated financial position, results of operations or cash flows.

Earnings Per Share – The following table sets forth the computation of basic and diluted loss per common share:

	Year Ended December 31,
	2023	2022
Numerator:
Net income (loss)	$(560)	$20,556
Interest adjustment under if-converted method	—	285
	(560)	20,841

Denominator:
Basic weighted average shares	23,958,184	23,937,962
Dilutive common stock equivalents using if-converted method	—	1,251,185
Diluted weighted average shares	23,958,184	25,189,147

Basic income (loss) per common share:	$(0.02)	$0.86
Diluted income (loss) per common share:	$(0.02)	$0.83

Weighted average options, warrants and convertible portion of senior convertible notes outstanding	6,258,917	6,788,671
Anti-dilutive options, warrants and convertible portion of senior convertible notes not included in the computation	6,258,917	5,510,600

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

| F-13 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

Liquidity:

As of December 31, 2023, cash and cash equivalents were approximately $17,835 compared to $984 as of December 31, 2022. Our working capital was $39,052 as of December 31, 2023 compared to $69,307 as of December 31, 2022. Net cash provided by operating activities was $54,628 for the twelve months ended December 31, 2023, an increase in cashflows of $58,807 from $4,179 of cash used in operating activities in the twelve months ended December 31, 2022.

In order to maintain liquidity, the Company has been actively engaged in preserving cash by implementing company-wide cost reduction measures and raising additional capital. The company raised additional capital in 2019 by issuing senior convertible notes, in 2020 by borrowing through the CARES Act Paycheck Protection Program and issuing common stock and warrants and in 2021 by issuing short-term notes and issuing common stock and warrants. In January 2022, the Company issued $2,000 in common stock as consideration for the cancellation and termination of the short-term notes. In October 2022, the Company issued short term notes to raise $2,000. The Company paid a special one-time cash dividend of $1.00 per share of ClearOne common stock or the eligible warrants on June 1, 2023 amounting to $28,979.  On March 11, 2024 the Company's Board of Directors declared another special dividend of $0.50 per share of the Company's stock and eligible warrants amounting to estimated $14,500 to be paid on April 10, 2024. The Company also believes that the Company's core strategies of product innovation and prudent cost management will bring the company back to profitability in the future. The Company believes, although there can be no assurance, that all of these measures and effective management of working capital, along with the current cash balance, will provide the liquidity needed to meet our operating needs through at least April 1, 2025.

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

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of securities at December 31, 2023 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
December 31, 2023
Available-for-sale securities:
US Treasury securities	$1,804	$—	$(1)	$1,803
Mutual funds	1,498	7	—	1,505
Certificates of deposit	103	—	—	103
Corporate debt securities	1,007	—	(22)	985
Total available-for-sale securities	$4,412	$7	$(23)	$4,396

| F-14 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

Maturities of marketable securities classified as available-for-sale securities were as follows at December 31, 2023:

	Amortized cost	Estimated fair value
Due within one year	$3,497	$3,480
Due after one year through five years	915	916
Total available-for-sale securities	$4,412	$4,396

There were no available-for sale securities as of December 31, 2022.

Debt securities in an unrealized loss position as of December 31, 2023 were not deemed impaired at acquisition and subsequent declines in fair value are not deemed attributed to declines in credit quality. Management believes that it is more likely than not that the securities will receive a full recovery of par value. The available-for-sale marketable securities in a gross unrealized loss position as of December 31, 2023 are summarized as follows:

	Less than 12 months		More than 12 months		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair value	unrealized	fair value	unrealized	fair value	unrealized
		holding		holding		holding
		losses		losses		losses
As of December 31, 2023
US Treasury Securities	$1,803	$(1)	-	$-	$1,803	$(1)
Mutual Funds	1,505	-	-	-	1,505	-
Certificates of Deposit	103	-	-	-	103	-
Corporate Debt securities	985	(22)	-	-	985	(22)
	$4,396	$(23)	$-	$-	$4,396	$(23)

| F-15 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

3. Intangible Assets

Intangible assets as of December 31, 2023 and 2022 consisted of the following:

	Estimated useful lives			As of December 31,
	(in years)			2023	2022
Tradename	5	to	7	$555	$555
Patents and technological know-how	10	to	20	7,187	7,053
Proprietary software	3	to	15	2,981	2,981
Other	3	to	5	324	323
Total intangible assets, gross				11,047	10,912
Accumulated amortization				(9,358)	(8,841)
Total intangible assets, net				$1,689	$2,071

During the years ended December 31, 2023 and 2022, amortization of these intangible assets were $517 and $2,512 respectively.

A gain of $33,623 was recognized and included under other income after deducting the entire capitalized legal costs amounting to $27,374 net of amortized costs of $5,997 from the one-time legal settlement amount of $55,000, which is included in the balance sheet under legal settlement receivable as of December 31, 2022.

The estimated future amortization expense of intangible assets is as follows:

Years ending December 31,
2024	$257
2025	196
2026	195
2027	65
2028	21
Thereafter	955
Total	$1,689

| F-16 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

4. Inventories

Inventories, net of reserves, consisted of the following:

	As of December 31,
	2023	2022
Current:
Raw materials	$2,086	$4,499
Finished goods	8,539	4,462
Total	$10,625	$8,961
Long-term:
Raw materials	$1,789	$1,068
Finished goods	1,354	1,639
Total	$3,143	$2,707

Long-term inventory represents inventory held in excess of our current (next 12 months) requirements based on our recent sales and forecasted level of sales. We have developed programs to reduce the inventory to normal operating levels in the near future. We expect to sell the above inventory, net of reserves, at or above the stated cost and believe that no loss will be incurred on its sale.

The losses incurred on valuation of inventory at the lower of cost or market value and write-off of obsolete inventory amounted to $281 and $120 during the years ended December 31, 2023 and 2022, respectively.

5. Property and Equipment

Major classifications of property and equipment and estimated useful lives were as follows:

	Estimated useful lives			As of December 31,
	in years			2023	2022
Office furniture and equipment	3	to	10	$70	$66
Leasehold improvements	2	to	7	193	121
Vehicles	5	to	10	57	41
Manufacturing and test equipment	2	to	10	1,442	1,146
				1,762	1,374
Accumulated depreciation and amortization				(1,232)	(991)
Property and equipment, net				$530	$383

Depreciation expense on property and equipment for the years ended December 31, 2023 and 2022 was $238 and $263, respectively.

| F-17 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

6. Leases

Rent expense is recognized on a straight-line basis over the period of the lease taking into account future rent escalation and holiday periods.

Rent expense for the years ended December 31, 2023 and 2022 was as follows:

	Year ended
	December 31,
	2023	2022
Rent expense	$480	$684

We occupy a 1,350 square-foot facility in Gainesville, Florida under the terms of an operating lease that expires in February 2028. The Gainesville facility is used primarily to support our research and development activities.

We occupy a 9,402 square-foot facility in Salt Lake City, Utah under the terms of an operating lease, which expires in February 2028. The facility supports our principal administrative, sales, marketing, customer support, and research and product development activities.

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

Supplemental cash flow information related to leases was as follows:

	Year ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$492	$680
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$397	$107

Supplemental balance sheet information related to leases was as follows:

	December 31, 2023	December 31, 2022
Operating lease right-of-use assets	$990	$1,047

Current portion of operating lease liabilities, included in accrued liabilities	$383	$641
Operating lease liabilities, net of current portion	665	492
Total operating lease liabilities	$1,048	$1,133

Weighted average remaining lease term for operating leases (in years)	3.39	2.12
Weighted average discount rate for operating leases	6.47%	5.93%

| F-18 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

The following represents maturities of operating lease liabilities as of December 31, 2023:

Years ending December 31,
2024	$439
2025	272
2026	210
2027	216
2028	37
Thereafter	—
Total lease payments	1,174
Less: Imputed interest	(126)
Total	$1,048

7. Accrued Liabilities

Accrued liabilities consist of the following:

	As of December 31,
	2023	2022
Accrued salaries and other compensation	$632	$1,148
Sales and marketing programs and customer credit balances	640	605
Product warranty	194	194
Current portion of operating lease liabilities	383	641
Other accrued liabilities	441	453
Total	$2,290	$3,041

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

Outsource Manufacturers. We have manufacturing agreements with electronics manufacturing service (“EMS”) providers related to the outsourced manufacturing of our products. Certain manufacturing agreements establish annual volume commitments. We are also obligated to repurchase Company-forecasted but unused materials. The Company has non-cancellable, non-returnable, and long-lead time commitments with its EMS providers and certain suppliers for inventory components that will be used in production. The Company’s purchase commitments under such agreements is approximately $3,596 as of December 31, 2023.

Uncertain Tax Positions. As further discussed in Note 13 - Income Taxes, we had $968 of uncertain tax positions as of December 31, 2023. Due to the inherent uncertainty of the underlying tax positions, it is not possible to forecast the payment of this liability to any particular year.

Legal Proceedings.

Intellectual Property Litigation

The Company was involved in several litigation proceedings (collectively, the “Litigations”) against Shure Incorporated (“Shure”). On December 9, 2022, the Company and Shure entered into a confidential settlement and license agreement (the “Agreement”).  Under the terms of the Agreement:

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

The Company capitalized $0 and $737 of litigation expenses related to this matter during the twelve months ended December 31, 2023 and 2022, respectively.

A gain of $33,623 was recognized and included under other income after deducting the entire capitalized legal costs amounting to $27,374 net of amortized costs of $5,997 from the one-time legal settlement amount of $55,000, which is included in the balance sheet under legal settlement receivable as of December 31, 2022.

The Company also settled another intellectual property matter by entering into a cross licensing agreement in December 2023 and accepting a one-time payment of $4,000 in March 2024. The amount is recognized and included under other income in the consolidated statement of operations and in the consolidated balance sheet under legal settlement receivable as of December 31, 2023.

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

The Notes matured on December 17, 2023 (the “Maturity Date”) and accrued interest at a variable rate adjusted on a quarterly basis and equal to two and one-half percent (2.5%) over the greater of (x) five and one-quarter percent (5.25%) and (y) the Prime Rate as published in the Wall Street Journal (New York edition) as of the beginning of such calendar quarter.  The Notes may be converted into shares of the Company’s Common Stock at any time at the election of Mr. Bagley at an initial conversion price of $2.11 per share (the “Conversion Price”), or 120% of the closing price of the Common Stock on December 6, 2019 as reported on the Nasdaq Capital Market. Also, the Company can cause a mandatory conversion of the Notes if the volume weighted average closing price of the Common Stock over 90 consecutive trading days exceeds 200% of the Conversion Price. In addition, the Notes may be redeemed by the Company for cash at any time after December 17, 2020 upon payment of the outstanding principal balance of the Notes and any unpaid and accrued interest.  The Company also is required to redeem the Notes upon the occurrence of a change in control of the Company. The Notes were fully repaid as per the terms of the Note on December 17, 2023. No part of the Note was converted into a common stock.

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

| F-21 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

The original issue discount and issuance costs are netted against the liability. The following table represents the carrying value of Notes and Warrants:

	December 31, 2023	December 31, 2022
Liability component:
Principal	$—	$1,920
Less: debt discount and issuance costs, net of amortization	—	(188)
Net carrying amount	$—	$1,732
Equity component(1):
Warrants	$—	$318
Conversion feature	—	122
Net carrying amount	$—	$440

Current portion of liability component included under short-term debt	$—	$1,920
Long-term portion of liability component included under long-term debt	—	—
Liability component total	$—	$1,920

(1) Recorded on the consolidated balance sheets as additional paid-in capital.

Debt discount and issuance costs are amortized over the life of the note to interest expense using the effective interest method. During the twelve months December 31, 2023 amortization of debt discount and issuance costs were $188 and $197 respectively.

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

The Company's Paycheck Protection Program Loan ("PPP Loan") under the CARES Act was forgiven by Small Business Administration effective April 29, 2022. With this forgiveness, the Company is not required to repay the principal amount of $1,499 and the interest of $31. The Company received $953 back that it had already paid towards principal and interest payments toward the PPP Loan. The Company treated the forgiveness as extinguishment of debt in this quarter ended September 30, 2022 and reported the entire principal amount forgiven of $1,499 along with interest already accounted for of $29 as a gain on extinguishment of debt included in other income.

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

All vesting schedules for options granted are based on 3 or 4-year vesting schedules, with either one-third or one-fourth vesting on the first anniversary and the remaining options vesting ratably over the remainder of the vesting term. Generally, directors and officers have 3-year vesting schedules and all other employees have 4-year vesting schedules. Additionally, in the event of a change in control or the occurrence of a corporate transaction, the Company’s Board of Directors has the authority to elect that all unvested options shall vest and become exercisable immediately prior to the event or closing of the transaction. As of December 31, 2023, the Company had 217,810 options with contractual lives of ten years and 390,000 options with contractual lives of six years.

| F-23 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

As of December 31, 2023, there were 607,810 options outstanding under the 2007 Plan. As of December 31, 2023, the 2007 Plan had 857,044 authorized unissued options.

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

In applying the Black-Scholes methodology to the 160,000 options granted during the year ended December 31, 2023, the Company used the following assumptions:

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

The following table shows the stock option activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
As of December 31, 2021	831,071	$6.47	4.10	$—
Granted	—	—
Expired and canceled	(274,379)	7.44
Forfeited prior to vesting	(68,215)	2.50
Exercised	—	—
As of December 31, 2022	488,477	$6.48	3.42	$—
Granted	160,000	1.01
Expired and canceled	(35,457)	7.29
Forfeited prior to vesting	(5,210)	2.50
Exercised	—	—
As of December 31, 2023	607,810	$5.03	3.32	$—
Vested and Expected to Vest at December 31, 2022	488,477	$6.48	3.42	$—
Vested at December 31, 2022	373,612	$7.72	3.22	$—
Vested and Expected to Vest at December 31, 2023	607,810	$5.03	3.32	$—
Vested at December 31, 2023	403,365	$6.90	2.51	$—

| F-24 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

The total pre-tax compensation cost related to stock options recognized during the years ended December 31, 2023 and 2022 was $106 and $112, respectively. Tax benefit from compensation cost related to stock options during the years ended December 31, 2023 and 2022, respectively was $27 and $28. As of December 31, 2023, the total compensation cost related to stock options not yet recognized and before the effect of any forfeitures was $157, which is expected to be recognized over approximately the next 2.32 years on a straight-line basis.

Employee Stock Purchase Plan

During the years ended December 31, 2023 and 2022, the Company issued shares to employees under the Company’s 2016 Employee Stock Purchase Plan (the “ESPP”). The ESPP was approved by the Company’s shareholders on December 12, 2016. As of December 31, 2023, and December 31, 2022, 382,143 and 395,524, respectively of the originally approved 500,000 shares were available for offerings under the ESPP. Offering periods under the ESPP commence on each Jan 1 and July 1 and continue for a duration of six months. The ESPP is available to all employees who do not own, or are deemed to own, shares of stock making up an excess of 5% of the combined voting power of the Company, its parent or subsidiary.

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

Shares purchased and compensation expense associated with Employee Stock Purchase Plans were as follows:

	2023	2022
Shares purchased under ESPP plan	13,381	7,180
Plan compensation expense	$3	$1

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

| F-25 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

11. Significant Customers

There were no sales to significant customers that represented more than 10 percent of total revenues during the years ended December 31, 2023 and 2022.

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

There were no financial instruments that were re-measured by the Company as of December 31, 2022. The following tables set forth the fair value of the financial instruments re-measured by the Company as of December 31, 2023.

	Level 1	Level 2	Level 3	Total
December 31, 2023
Mutual funds	$1,505	$—	$—	$1,505
US Treasury securities	—	1,803	—	1,803
Certificates of deposit	—	103	—	103
Corporate debt securities	—	985	—	985
Total	$1,505	$2,891	$—	$4,396

| F-26 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

13. Income Taxes

Consolidated income (loss) before taxes for domestic and foreign operations consisted of the following:

	Year ended December 31,
	2023	2022
Domestic	$1,043	$28,754
Foreign	(1,169)	(1,294)
Total	$(126)	$27,460

The Company’s provision for income taxes consisted of the following:

	Year ended December 31,
	2023	2022
Current:
Federal	$(131)	$(6,753)
State	(219)	(98)
Foreign	(84)	(53)
Total current	(434)	(6,904)
Deferred:
Federal	(43)	1,132
State	78	(976)
Foreign	293	165
Total	328	321
Change in valuation allowance	(328)	(321)
Total deferred	—	—
Tax provision	$(434)	$(6,904)

The income tax provision differs from that computed at the federal statutory corporate income tax rate as follows:

	Year ended December 31,
	2023	2022
Tax benefit (provision) at federal statutory rate	$26	$(5,768)
State income tax benefit (provision), net of federal benefit	(10)	(1,093)
Research and development tax credits	66	457
Foreign earnings or losses taxed at different rates	(72)	(68)
Tax rate change	(116)	(60)
Other	—	(51)
Change in valuation allowance	(328)	(321)
Tax benefit (provision)	$(434)	$(6,904)

| F-27 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

The tax effects of significant temporary differences representing net deferred tax assets and liabilities consisted of the following:

	2023	2022
Deferred revenue	$3	$11
Basis difference in intangible assets	6,080	6,604
Inventory reserve	880	2,258
Net operating loss carryforwards	4,730	3,075
Research and development tax credits	115	48
Accrued expenses	108	120
Stock-based compensation	210	215
Allowance for sales returns and doubtful accounts	81	81
Difference in property and equipment basis	(108)	(83)
Convertible debt	(110)	(110)
Capitalized research expenditure	1,507	922
Other	337	364
Total net deferred income tax asset	13,833	13,505
Less: Valuation allowance	(13,833)	(13,505)
Net deferred income tax asset (liability)	$—	$—

The Company has not provided for foreign withholding taxes on undistributed earnings of its non-U.S. subsidiaries since these earnings are intended to be reinvested indefinitely, in accordance with guidelines contained in ASC Topic 740, Accounting for Income Taxes. It is not practical to estimate the amount of additional taxes that might be payable on such undistributed earnings.

The Company routinely evaluates the likelihood of realizing the benefit of its deferred tax assets and may record a valuation allowance if, based on all available evidence, it determines that it is more likely than not some portion of the tax benefit will not be realized. As of December 31, 2023, the Company had an aggregate of approximately $13.8 million in deferred tax assets primarily related to intangible assets, net operating losses, tax credit carryforwards, and inventory basis differences. On a quarterly basis, the Company tests the value of deferred tax assets for impairment at the taxpaying-component level within each tax jurisdiction. Significant judgment and estimates are required in determining whether valuation allowances should be established as well as the amount of such allowances. When making such determination, consideration is given to, among other things, the following:

●	sufficient taxable income within the allowed carryback or carryforward periods;
●	future reversals of existing taxable temporary differences, including any tax planning strategies that could be utilized;
●	nature or character (e.g., ordinary vs. capital) of the deferred tax assets and liabilities; and
●	future taxable income exclusive of reversing temporary differences and carryforwards.

Based on the foregoing criteria, the Company determined that it does not meet the “more likely than not” threshold that net operating losses, tax credits and other deferred tax assets will be realized. Accordingly, the Company recorded a full valuation allowance at December 31, 2023.

| F-28 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

As of December 31, 2023 the Company has federal net operating loss (“NOL”) carryforwards of approximately $5.8 million (pre-tax), state NOL carryforwards of approximately 6.3 million (pre-tax) and Spain NOL carryforwards of approximately $12.7 million (pre-tax). The federal NOL carryforward expires in 2029. The Spain NOL carryforward does not expire. The state NOL carryforwards expire over various periods.

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

The total amount of unrecognized tax benefits at December 31, 2023 and 2022, that would favorably impact our effective tax rate if recognized was $1,034 and $976, respectively. As of December 31, 2023 and 2022, we accrued $111 and $44, respectively, in interest and penalties related to unrecognized tax benefits. We account for interest expense and penalties for unrecognized tax benefits as part of our income tax provision.

Although we believe our estimates are reasonable, we can make no assurance that the final tax outcome of these matters will not be different from that which we have reflected in our historical income tax provisions and accruals. Such difference could have a material impact on our income tax provision and operating results in the period in which we make such determination.

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax positions is as follows:

	Year ended December 31,
	2023	2022
Balance - beginning of year	$962	$895
Additions based on tax positions related to the current year	18	75
Reductions for tax positions of prior years	(5)	—
Lapse in statutes of limitations	(7)	(8)
Uncertain tax positions, ending balance	$968	$962

The Company’s U.S. federal income tax returns for 2018 through 2023 are subject to examination. The Company's U.S. 2018 federal income tax return is currently under examination. The Company also files in various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state, or non-U.S. income tax examinations by tax authorities for years prior to 2017.

| F-29 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

14. Geographic Sales Information

The United States was the only country to contribute more than 10 percent of total revenues in each fiscal year. The Company’s revenues are substantially denominated in U.S. dollars and are summarized geographically as follows:

	Year ended December 31,
	2023	2022
United States	$8,186	$12,096
All other countries	10,518	13,109
Total	$18,704	$25,205

15. Subsequent events

On March 10, 2024 the Company's Board of Directors declared a special dividend of $0.50 per share of the Company's stock and eligible warrants to be paid on April 10, 2024. This is expected to result in a cash outflow of approximately $14,500.

| F-30|