Form 10-Q
period 2024-03-31
CLEARONE INC
filed 2024-05-17
CIK 840715

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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

The number of shares of ClearOne common stock outstanding as of May 15, 2024 was 23,969,148.

1

 CLEARONE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CLEARONE, INC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$18,544	$17,835
Current marketable securities	2,809	3,480
Patent cross license receivable	—	4,000
Receivables, net of allowance of $326	2,794	3,279
Inventories, net	11,434	10,625
Income tax receivable	27	36
Prepaid expenses and other assets	4,001	4,062
Total current assets	39,609	43,317
Long-term marketable securities	1,278	916
Long-term inventories, net	4,161	3,143
Property and equipment, net	542	530
Operating lease - right of use assets, net	898	990
Intangibles, net	1,615	1,689
Other assets	108	109
Total assets	$48,211	$50,694
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,733	$1,945
Dividends payable	14,496	—
Accrued liabilities	1,959	2,290
Deferred product revenue	26	30
Total current liabilities	18,214	4,265
Operating lease liability, net of current	574	665
Other long-term liabilities	1,079	1,079
Total liabilities	19,867	6,009

Shareholders' equity:
Common stock, par value $0.001, 50,000,000 shares authorized, 23,969,148 shares issued and outstanding	24	24
Additional paid-in capital	31,584	46,047
Accumulated other comprehensive loss	(290)	(310)
Accumulated deficit	(2,974)	(1,076)
Total shareholders' equity	28,344	44,685
Total liabilities and shareholders' equity	$48,211	$50,694

See accompanying notes

CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(Dollars in thousands, except per share amounts)

	Three months ended March 31,
	2024	2023
Revenue	$3,622	$4,178
Cost of goods sold	2,471	2,863
Gross profit	1,151	1,315

Operating expenses:
Sales and marketing	1,312	1,192
Research and product development	894	1,043
General and administrative	1,023	1,269
Total operating expenses	3,229	3,504

Operating loss	(2,078)	(2,189)

Interest expense	—	(292)
Other income, net	178	1,666

Loss before income taxes	(1,900)	(815)

Provision (benefit) for income taxes	(2)	17

Net loss	$(1,898)	$(832)

Basic weighted average shares outstanding	23,969,148	23,955,767
Diluted weighted average shares outstanding	23,969,148	23,955,767

Basic loss per share	$(0.08)	$(0.03)
Diluted loss per share	$(0.08)	$(0.03)

Comprehensive loss:
Net loss	$(1,898)	$(832)
Unrealized gain on available-for-sale securities, net of tax	22	—
Change in foreign currency translation adjustment	(2)	5
Comprehensive loss	$(1,878)	$(827)

See accompanying notes

CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share amounts)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(1,898)	$(832)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	167	221
Amortization of right-of-use assets	92	129
Share-based compensation expense	26	23
Change of inventory to net realizable value	193	23
Gain on disposal of assets and sale of marketable securities	(47)	(8)
Changes in operating assets and liabilities:
Receivables	4,485	62
Legal settlement receivable	—	55,000
Inventories	(2,020)	365
Prepaid expenses and other assets	61	4,176
Accounts payable	(211)	536
Accrued liabilities	(321)	(551)
Income taxes receivable	9	1,293
Deferred product revenue	(4)	8
Operating lease liabilities	(99)	(124)
Net cash provided by operating activities	433	60,321

Cash flows from investing activities:
Purchase of property and equipment	(69)	(27)
Purchase of intangibles	(36)	(42)
Proceeds from maturities and sales of marketable securities	2,325	—
Purchases of marketable securities	(1,947)	—
Net cash provided by (used in) investing activities	273	(69)

Cash flows from financing activities:
Net proceeds from equity-based compensation programs	7	—
Principal payments of debt	—	(2,225)
Net cash provided by (used in) financing activities	7	(2,225)

Effect of exchange rate changes on cash and cash equivalents	(4)	4

Net increase in cash and cash equivalents	709	58,031
Cash and cash equivalents at the beginning of the period	17,835	986
Cash and cash equivalents at the end of the period	$18,544	$59,017

See accompanying notes

5

CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share amounts)

The following is a summary of supplemental cash flow activities:

	Three months ended March 31,
	2024	2023
Cash (refund)/paid for income taxes	$(12)	$18
Cash paid for interest	—	231

Supplemental disclosure of non-cash financing and investing activities:

	Three months ended March 31,
	2024	2023
Dividends payable	$14,496	$—

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

These accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are not audited. Certain information and footnote disclosures that are usually included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been either condensed or omitted in accordance with SEC rules and regulations. The accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of March 31, 2024 and December 31, 2023, the results of operations for the three months ended March 31, 2024 and 2023, and the cash flows for the three months ended March 31, 2024 and 2023. The results of operations for the three months ended March 31, 2024 and 2023 are not necessarily indicative of the results for a full-year period. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC.

Significant Accounting Policies:

The significant accounting policies were described in Note 1 to the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2023. There have been no changes to these policies during the quarter ended March 31, 2024 that are of significance or potential significance to the Company.

Recent accounting pronouncements:

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” on the topic of income taxes. The standard requires additional disclosure for income taxes. These requirements include: (i) requiring a public entity to disclose specific categories in the rate reconciliation; (ii) disclosure of additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate); (iii) annual disclosure of the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes; (iv) annual disclosure of the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5% of total income taxes paid (net of refunds received); (v) annual disclosure of income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign; and (vi) annual disclosure of income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. For public entities, the guidance is effective for annual periods beginning after December 15, 2024. The Company will adopt this guidance in fiscal 2025 and is in the process of evaluating the new requirements. As a result, the Company has not yet determined the impact this new ASU will have on its disclosures.

The Company has determined that recently issued accounting standards, other than the above discussed, will not have a material impact on its consolidated financial position, results of operations or cash flows.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Liquidity:

As of March 31, 2024, our cash and cash equivalents were approximately $18,544 compared to $17,835 as of December 31, 2023. Our working capital was $21,395 as of March 31, 2024. Net cash provided by operating activities was $433 for the three months ended March 31, 2024, a decrease of $59,888 compared to $60,321 of cash was provided by operating activities for the three months ended March 31, 2023. The Company believes, although there can be no assurance, that the current cash position and effective management of working capital, will provide the liquidity needed to meet our operating needs through at least May 17, 2025. The Company also believes that its strong portfolio of intellectual property and its solid brand equity in the market will enable it to raise additional capital if and when needed to meet its short and long-term financing needs; however, there can be no assurance that, if needed, the Company will be successful in obtaining the necessary funds through equity or debt financing on favorable terms or at all. If the Company needs additional capital and is unable to secure financing, it may be required to further reduce expenses, or delay product development and enhancement.

2. Revenue Information

The following table disaggregates the Company’s revenue into primary product groups:

	Three months ended March 31,
	2024	2023
Audio conferencing	$1,523	$2,329
Microphones	1,571	1,195
Video products	528	654
	$3,622	$4,178

The following table disaggregates the Company’s revenue into major regions:

	Three months ended March 31,
	2024	2023
North and South America	$1,094	$1,570
Asia Pacific (includes Middle East, India and Australia)	2,000	1,696
Europe and Africa	528	912
	$3,622	$4,178

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

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three months ended March 31,
	2024	2023
Numerator:
Net loss	$(1,898)	$(832)
Denominator:
Basic weighted average shares outstanding	23,969,148	23,955,767
Dilutive common stock equivalents using treasury stock method	—	—
Diluted weighted average shares outstanding	23,969,148	23,955,767

Basic loss per common share	$(0.08)	$(0.03)
Diluted loss per common share	$(0.08)	$(0.03)

Weighted average options, warrants and convertible portion of senior convertible notes outstanding	6,420,553	6,368,420
Anti-dilutive options, warrants and convertible portion of senior convertible notes not included in the computation	6,420,553	6,368,420

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

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of securities as of March 31, 2024 and December 31, 2023 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
March 31, 2024
Available-for-sale securities:
US Treasury securities	$1,298	$—	$—	$1,298
Mutual funds	2,116	9	(2)	2,123
Certificates of deposit	413	—	—	413
Corporate debt securities	$253	$—	$—	$253
Total available-for-sale securities	$4,080	$9	$(2)	$4,087

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
December 31, 2023
Available-for-sale securities:
US Treasury securities	$1,804	$—	$(1)	$1,803
Mutual funds	1,498	7	—	1,505
Certificates of deposit	103	—	—	103
Corporate debt securities	$1,007	$—	$(22)	$985
Total available-for-sale securities	$4,412	$7	$(23)	$4,396

	Amortized cost	Estimated fair value
Due within one year	$2,801	$2,809
Due after one year through five years	1,279	1,278
Due after five years	—	—
Total available-for-sale securities	$4,080	$4,087

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Debt securities in an unrealized loss position as of March 31, 2024 were not deemed impaired at acquisition and subsequent declines in fair value are not deemed attributed to declines in credit quality. Management believes that it is more likely than not that the securities will receive a full recovery of par value, although there can be no assurance that such recovery will occur. The available-for-sale marketable securities with continuous gross unrealized loss position for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 months		More than 12 months		Total
	Estimated fair value	Gross unrealized holding losses	Estimated fair value	Gross unrealized holding losses	Estimated fair value	Gross unrealized holding losses
As of March 31, 2024
US Treasury securities	$1,298	$—	$—	$—	$1,298	$—
Mutual Funds	2,123	(2)	—	—	2,123	(2)
Certificates of Deposit	413	—	—	—	413	—
Corporate debt securities	253	—	—	—	253	—
Total	$4,087	$(2)	$—	$—	$4,087	$(2)

	Less than 12 months		More than 12 months		Total
	Estimated fair value	Gross unrealized holding losses	Estimated fair value	Gross unrealized holding losses	Estimated fair value	Gross unrealized holding losses
As of December 31, 2023
US Treasury securities	$1,803	$(1)	$—	$—	$1,803	$(1)
Mutual Funds	1,505	—	—	—	1,505	—
Certificates of Deposit	103	—	—	—	103	—
Corporate debt securities	985	(22)	—	—	985	(22)
Total	$4,396	$(23)	$—	$—	$4,396	$(23)

5. Intangible Assets

Intangible assets as of March 31, 2024 and December 31, 2023 consisted of the following:

	Estimated useful lives (years)			March 31, 2024	December 31, 2023
Tradename	5	to	7	$555	$555
Patents and technological know-how	10	to	20	7,224	7,187
Proprietary software	3	to	15	2,981	2,981
Other	3	to	5	323	324
Total intangible assets				11,083	11,047
Accumulated amortization				(9,468)	(9,358)
Total intangible assets, net				$1,615	$1,689

The amortization of intangible assets for the three months ended March 31, 2024 and 2023 was as follows:

	Three months ended March 31,
	2024	2023
Amortization of intangible assets	$110	$118

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The estimated future amortization expense of intangible assets is as follows:

Years ending December 31,	Amount
2024 (Remainder)	$147
2025	196
2026	195
2027	65
2028	21
Thereafter	991
Total	$1,615

6. Inventories

Inventories, net of reserves, as of March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023
Current:
Raw materials	$1,765	$2,086
Finished goods	9,669	8,539
	$11,434	$10,625

Long-term:
Raw materials	$2,259	$1,789
Finished goods	1,902	1,354
	$4,161	$3,143

Long-term inventory represents inventory held in excess of our current (next 12 months) requirements based on our recent sales and forecasted level of sales. We expect to sell the above inventory, net of reserves, at or above the stated cost and believe that no loss will be incurred on its sale, although there can be no assurance of the timing or amount of any sales.

Net loss incurred on valuation of inventory at lower of cost or market value and write-off of obsolete inventory for three months ended March 31, 2024 and 2023 was as follows:

	Three months ended March 31,
	2024	2023
Net loss incurred on valuation of inventory at lower of cost or market value and write-off of obsolete inventory	$193	$23

7. Leases

Rent expense is recognized on a straight-line basis over the period of the lease taking into account future rent escalation and holiday periods.

Rent expense for three months ended March 31, 2024 and 2023 was as follows:

	Three months ended March 31,
	2024	2023
Rent expense	$109	$149

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

Supplemental cash flow information related to leases was as follows:

	Three months ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(115)	$(151)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$758

Supplemental balance sheet information related to leases was as follows:

	March 31, 2024	December 31, 2023
Operating lease right-of-use assets	$898	$990

Current portion of operating lease liabilities, included in accrued liabilities	$375	$383
Operating lease liabilities, net of current portion	574	665
Total operating lease liabilities	$949	$1,048

Weighted average remaining lease term for operating leases (in years)	3.25	3.39
Weighted average discount rate for operating leases	6.52%	6.47%

The following represents maturities of operating lease liabilities as of March 31, 2024:

Years ending December 31,
2024 (Remainder)	$324
2025	272
2026	211
2027	216
2028	36
Thereafter	—
Total lease payments	1,059
Less: Imputed interest	110
Total	$949

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

8. Shareholders' Equity

	Three months ended March 31,
	2024	2023
Common stock and additional paid-in capital
Balance, beginning of period	$46,071	$74,934
Dividends declared	(14,496)	—
Issuance of common stock and warrants, net	—	1
Share-based compensation expense	26	22
Proceeds from employee stock purchase plan	7	—
Balance, end of period	$31,608	$74,957

Accumulated other comprehensive loss
Balance, beginning of period	$(310)	$(288)
Unrealized loss on available-for-sale securities, net of tax	22	—
Foreign currency translation adjustment	(2)	5
Balance, end of period	$(290)	$(283)

Accumulated deficit
Balance, beginning of period	$(1,076)	$(516)
Net loss	(1,898)	(832)
Balance, end of period	$(2,974)	$(1,348)

Total shareholders' equity	$28,344	$73,326

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

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

9. Share-based Compensation

As of March 31, 2024, the Company had 217,810 options with contractual lives of ten years and 370,000 options with contractual lives of six years offered under the Company’s 2007 Equity Incentive Plan (the “2007 Plan”), which was restated and approved by the shareholders on December 12, 2015. As of March 31, 2024, the 2007 Plan had 857,044 authorized unissued options.

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

In applying the Black-Scholes methodology to 160,000 options granted in June 2023, the Company used the following assumptions:

Risk free interest rate, average	3.91%
Expected option life, average	5 years
Expected price volatility, average	91.47%
Expected dividend yield	0%

A summary of the stock option activity under the Company’s plans for the three months ended March 31, 2024, is as follows:

	Number of shares	Weighted average exercise price
Options outstanding at beginning of year	607,810	$5.03
Granted	—	—
Less:
Exercised	—	—
Forfeited prior to vesting	(20,000)	—
Canceled or expired	—	—
Options outstanding at March 31, 2024	587,810	5.16
Options exercisable at end of March 31, 2024	416,898	$6.76

As of March 31, 2024, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, was approximately $120, which will be recognized over a weighted average period of 2.24 years.

Share-based compensation expense has been recorded as follows:

	Three months ended March 31,
	2024	2023
Cost of goods sold	$2	$—
Sales and marketing	2	—
Research and product development	12	—
General and administrative	10	—
	$26	$—

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

10. Income Taxes

The Company recorded a full valuation allowance against U.S Federal and State deferred tax assets, which results in no income tax benefit for losses in these jurisdictions. The full domestic valuation allowance was recorded as management concluded that it is more likely than not that these deferred tax assets are not realizable due to the Company's recent pre-tax losses and other sources of negative evidence. Provision for income taxes for the three months ended March 31, 2024 mostly represents income tax expense (benefit) recorded for jurisdictions outside the United States.

The Company had approximately $968 of uncertain tax positions as of March 31, 2024. Due to the inherent uncertainty of the underlying tax positions, it is not possible to forecast the payment of this liability for any particular year, therefore, it is reflected in other long-term liabilities.

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

Level 3 - Unobservable inputs.

The Company’s financial instruments are valued using observable inputs. The following table sets forth the fair value of the financial instruments re-measured by the Company as of March 31, 2024:

	Level 1	Level 2	Level 3	Total
March 31, 2024
Mutual funds	$2,123	$—	$—	$2,123
US Treasury securities	—	1,298	—	1,298
Certificates of deposit	—	413	—	413
Corporate debt securities	—	253	—	253
Total	$2,123	$1,964	$—	$4,087

	Level 1	Level 2	Level 3	Total
December 31, 2023
Mutual funds	$1,505	$—	$—	$1,505
US Treasury securities	—	1,803	—	1,803
Certificates of deposit	—	103	—	103
Corporate debt securities	—	985	—	985
Total	$1,505	$2,891	$—	$4,396

12. Subsequent events

Declared Cash Dividends

On March 11, 2024, the Company announced that the Company’s Board of Directors had declared a special one-time cash dividend of $0.50 per share of the Company’s common stock and eligible warrants to holders of record as of April 2, 2024 and paid $11,984 of cash dividends to shareholders and $2,511 to warrant holders on April 10, 2024. This dividend of 14,496 has been accrued as of March 31, 2024.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this report, other than statements of historical fact, are forward-looking statements for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any forward-looking statement. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are based upon reasonable assumptions at the time made, there can be no assurance that any such expectations or any forward-looking statement will prove to be correct. Our actual results will vary, and may vary materially, from those projected or assumed in the forward-looking statements. Future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not anticipate, including, without limitation, product recalls and product liability claims; infringement of our technology or assertion that our technology infringes the rights of other parties; termination of supplier relationships, or failure of suppliers to perform; our expectations regarding the ongoing transition of manufacturing of our products from China to Singapore by our electronics manufacturing services provider; inability to successfully manage growth; delays in obtaining regulatory approvals or the failure to maintain such approvals; concentration of our revenue among a few customers, products or procedures; development of new products and technology that could render our products obsolete; market acceptance of new products; introduction of products in a timely fashion; price and product competition, availability of labor and materials, cost increases, and fluctuations in and obsolescence of inventory; volatility of the market price of our common stock; foreign currency fluctuations; changes in key personnel; work stoppage or transportation risks; integration of business acquisitions; and other factors referred to in our reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2023. All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Additional factors that may have a direct bearing on our operating results are discussed in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q for the period ended March 31, 2024 and in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended  December 31, 2023 period.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On March 11, 2024, we announced a one-time special cash dividend of $0.50 per share of ClearOne common stock, payable on April 10, 2024 to shareholders of record on April 2, 2024.

On January 23, 2024 we launched the DIALOG® 20 USB wireless microphone system at Integrated Systems Europe (ISE) 2024, a major global audiovisual expo. ClearOne’s booth at ISE 2024 recorded a 319% increase in unique visitors compared to the number of unique visitors the Company’s booth recorded in 2023. The DIALOG® UVHF Wireless Microphone System also received AV Technology Magazine’s Best in Show award at ISE 2024, having previously garnered other notable industry awards in 2023.

We continued our programs to cut costs and to speed up product development that we believe will enable us to get back to a growth path.

Overall revenue decreased by 13% in the first quarter of 2024 when compared to the first quarter of 2023, primarily due to a significant decrease in revenues from the audio conferencing category. The revenue decline was also caused by significantly reduced demand for our products in many regions including USA, Europe and China when compared to 2023-Q1 revenues. We believe this revenue decline was primarily due to the cumulative impact of past production shortages. We believe that lack of product availability has caused some of our channel partners to purchase and install competing brands. Historically, we have seen a lag of several months between the time that our professional conferencing products are specified for installation and the date when those products are installed. Since our product availability was constrained through a significant part of Q4 2023, we believe our revenue could be impacted negatively by these market dynamics through much of Q2 2024. We have also faced sales headwinds from our products’ lack of Microsoft Teams certification, despite their longtime functional compatibility with this platform. Our work through early 2024 has focused on mitigating these impacts through maintaining consistent dialogues, product demonstrations, and feedback cycles with end users and channel partners, along with improving our visibility at key industry events. We believe our revenue performance in 2024-Q1 also was to a small extent impacted negatively due to increased costs associated with electronic raw materials that have affected the global manufacturing of high tech products. We expect these increased costs in various degrees to continue through 2024 and 2025.

Our gross profit margin increased to 31.8% during the first quarter of 2024 from 31.5% during the first quarter of 2023. The marginal increase in gross profit is mainly due to savings in freight cost wherein air shipments were reduced and replaced by ocean shipments wherever feasible.

Net loss increased from $0.8 million in the first quarter of 2023 to $1.9 million in the first quarter of 2024. The increase in net loss was mainly due to (a) a decrease in revenues partially offset by a decrease in operating expenses and (b) a recognition of $1.35 million from a one-time legal settlement of a contract dispute in first quarter of 2023.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Economic conditions, challenges and risks

The audio-visual products market is characterized by intense competition and rapidly evolving technology. Our competitors vary within each product category. Our installed professional audio conferencing products, which is our flagship product category, continue to be ahead of the competition despite the reduction in revenues. Our strength in this space is largely due to our fully integrated suite of products consisting of DSP mixers, wide range of professional microphone products and video collaboration products. Despite our strong leadership position in the installed professional audio conferencing market, we face challenges to revenue growth due to the limited size of the market, pricing pressures from new competitors attracted to the commercial market due to higher margins, and the lack of certifications from Microsoft. Notably, the Microsoft Teams device certification program is closed to new meeting room devices and solutions. Although we have requested admission into this certification program on multiple occasions ClearOne has been denied admission by Microsoft so far.

Our video products and beamforming microphone arrays, especially highly advanced BMA 360 and BMA-CT are critical to our long-term growth. We face intense competition in this market from well-established market leaders as well as emerging players rich with marketing funds. We expect our strategy of making our products more interoperable with other audio-visual products, continuing to improve the quality of our high-end audio conferencing products and microphones, and offering a wide range of innovative professional cameras will generate growth in the near future.

We derive a significant portion of our revenue (approximately 70% in the first three months of 2024) from international operations and expect this trend to continue in the future. Most of our revenue from outside the U.S. is billed in U.S. dollars and is not exposed to any significant currency risk. However, we are exposed to foreign exchange risk if the U.S. dollar is strong against other currencies as it will make U.S. Dollar denominated prices of our products less competitive.

Deferred Product Revenue

Deferred product revenue decreased to $26 thousand on March 31, 2024 compared to $30 thousand on December 31, 2023.

A detailed discussion of our results of operations follows below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the three months ended March 31, 2024

The following table sets forth certain items from our unaudited condensed consolidated statements of operations for the three months ended March 31, 2024 (“2024-Q1”) and 2023 ("2023-Q1"), respectively, together with the percentage of total revenue which each such item represents:

	Three months ended March 31,
(dollars in thousands)	2024	2023	Change Favorable (Adverse) in %
Revenue	$3,622	$4,178	(13)
Cost of goods sold	2,471	2,863	14
Gross profit	1,151	1,315	(12)
Sales and marketing	1,312	1,192	(10)
Research and product development	894	1,043	14
General and administrative	1,023	1,269	19
Total operating expenses	3,229	3,504	8
Operating loss	(2,078)	(2,189)	5
Other income (expense), net	178	1,374	(87)
Loss before income taxes	(1,900)	(815)	(133)
Provision for income taxes	(2)	17	112
Net loss	$(1,898)	$(832)	(128)

Revenue

Our revenue decreased to $3.6 million in 2024-Q1 compared to $4.2 million in 2023-Q1 due to a 35% decline in audio conferencing and a 19% decline in video products, offset by a 31% increase in microphones. Except for BMA all other product categories suffered revenue declines year over year. Our traditional ceiling mics, personal audio conferencing products, and video cameras suffered revenue declines due to lack of demand. During the first quarter of 2024, revenues from Asia including India and the Middle East as a whole increased by 18% while all other regions suffered revenue loss. During 2024-Q1 revenues from Americas declined by 30% and from Europe and Africa declined significantly by 42%.

Costs of Goods Sold and Gross Profit

Cost of goods sold includes expenses associated with finished goods purchased from outsourced manufacturers, the repackaging of our products, our manufacturing and operations organization, property and equipment depreciation, warranty expense, freight expense, royalty payments, and the allocation of overhead expenses.

Our gross profit margin increased from 31.5% during 2023-Q1 to 31.8% during 2024-Q1. The marginal increase was due to saving in freight cost wherein air freight was controlled by replacing air freight with ocean freight.

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

Operating Expenses

Operating expenses include sales and marketing (“S&M”) expenses, research and product development (“R&D”) expenses and general and administrative (“G&A”) expenses. Total operating expenses in 2024-Q1 was $3.2 million compared to $3.5 million in 2023-Q1. The following contains a more detailed discussion of expenses related to sales and marketing, research and product development, general and administrative, and other items.

Sales and Marketing - S&M expenses include selling, customer service, and marketing expenses such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses.

S&M expenses in 2024-Q1 increased marginally to $1.3 million from $1.2 million for 2023-Q1. The increase was primarily due to increase in trade-show related expenses.

Research and Product Development - R&D expenses include research and development, product line management, engineering services, and test and application expenses, including employee-related costs, outside services, expensed materials, depreciation, and an allocation of overhead expenses.

R&D expenses decreased to $0.9 million in 2024-Q1 compared to $1.0 million for 2023-Q1. The decrease was primarily due to decrease in legal expenses and project related expenses.

General and Administrative - G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs, and corporate administrative costs, including costs related to finance and human resources teams.

G&A expenses decreased to $1.0 million in 2024-Q1 compared to $1.3 million in 2023-Q1. The reduction was primarily due to (a) a decrease in legal expenses, (b) and a decrease in insurance expenses, (c) and a reduction in employee related expenses.

Interest Expense

Interest expense decreased to $0.0 million in 2024-Q1 compared to $0.3 million in 2023-Q1. The interest expense declined due to repayment of all the debts in full in 2023.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other income (expense), net

Other income (expense), net includes interest income, foreign currency changes and gain or loss on disposal of assets. Other income for 2024-Q1 included $0.2 million of interest income received on marketable securities. Other income in 2023-Q1 included a receipt of $1.35 million from a one-time legal settlement of a contract dispute.

Provision for income taxes

During each of the three months ended March 31, 2024 and 2023, we did not recognize any benefit from the losses incurred due to setting up a full valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2024, our cash and cash equivalents were approximately $18.5 million compared to $17.8 million as of December 31, 2023. Our working capital was $21.4 million and $39.1 million as of March 31, 2024 and December 31, 2023, respectively.

Net cash provided by operating activities was approximately $0.4 million in the three months ended March 31, 2024, a decrease of net cash provided by operating activities of approximately $59.9 million from $60.3 million of net cash used by operating activities in the three months ended March 31, 2023. The decrease in cash inflow was primarily due to $56.4 million in receipts from legal settlements, the receipt of $4.5 million from the return of a bond deposited with a court, and a $1.3 million refund of income taxes with interest in the three months ended March 31, 2023. These receipts were partially offset by operating losses.

Net cash provided by investing activities in the three months ended March 31, 2024 was $0.3 million compared to $0.1 million of net cash used in investing activities in the three months ended March 31, 2023. The increase in cash provided by investing activities was primarily due to an increase in sale of marketable securities (net of purchases) by $0.3 million and an increase in purchase of property and equipment by $0.06 million. These increases were partially offset by the elimination of capitalized legal expenses of $0.03 million.

Net cash provided by financing activities in the three months ended March 31, 2024 was $0.007 million compared to $2.2 million used in payments of principal amounts due on senior convertible debt in the three months ended March 31, 2023.

As of March 31, 2024, our cash and cash equivalents were approximately $18.5 million compared to $17.8 million as of December 31, 2023. Our working capital was $21.4 million as of March 31, 2024. The Company believes, although there can be no assurance, that the current cash position and effective management of working capital, will provide the liquidity needed to meet our operating needs through at least May 17, 2025. The Company also believes that its strong portfolio of intellectual property and its solid brand equity in the market will enable it to raise additional capital if and when needed to meet its short and long-term financing needs; however, there can be no assurance that, if needed, the Company will be successful in obtaining the necessary funds through equity or debt financing on favorable terms or at all. If the Company needs additional capital and is unable to secure financing, it may be required to further reduce expenses, or delay product development and enhancement.

As of March 31, 2024, we had open purchase orders of approximately $4.5 million mostly for the purchase of inventory.

As of March 31, 2024, we had inventory totaling $15.6 million, of which non-current inventory accounted for $4.2 million. This compares to total inventories of $13.8 million, which includes non-current inventory of $3.1 million as of December 31, 2023.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of March 31, 2024 (in millions):

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 years
Operating lease obligations	$1.0	$0.3	$0.7	$0.0	$—
Purchase obligations	4.5	4.5	—	—	—
Total	$5.5	$4.8	$0.7	$0.0	$—

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance-sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, results of operations or liquidity.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our results of operations and financial position are based upon our unaudited condensed consolidated financial statements included under Item 1 of this Form 10-Q, which have been prepared in conformity with accounting principles generally accepted in the United States. We review the accounting policies used in reporting our financial results on a regular basis. We believe certain of our accounting policies are critical to understanding our financial position and results of operations. There have been no changes to the critical accounting policies as explained in our Annual Report on Form 10-K for the year ended December 31, 2023.

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of recent accounting pronouncements, see Note 1: “Business Description, Basis of Presentation and Significant Accounting Policies” in the notes to our unaudited condensed consolidated financial statements included under Item 1 of this Form 10-Q.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.     CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2024 was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial and Accounting Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures are effective at a reasonable assurance level as of March 31, 2024.

There has been no change in the Company's internal control over financial reporting as of March 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

The risk factor set forth below supplements and should be read in conjunction with the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as previously supplemented by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023:

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

ClearOne, Inc., (Registrant)

	By:	/s/ Derek L. Graham
May 17, 2024		Derek L. Graham Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Simon Brewer
May 17, 2024		Simon Brewer Chief Financial Officer (Principal Accounting and Principal Financial Officer)

