Form 10-Q
period 2024-06-30
CLEARONE INC
filed 2024-08-14
CIK 840715

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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

The number of shares of ClearOne common stock outstanding as of August 12, 2024 was 23,969,148.

1

 CLEARONE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CLEARONE, INC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$2,450	$17,835
Current marketable securities	1,852	3,480
Patent cross license receivable	—	4,000
Receivables, net of allowance of $326	2,574	3,279
Inventories, net	14,599	10,625
Income tax receivable	27	36
Prepaid expenses and other assets	3,855	4,062
Total current assets	25,357	43,317
Long-term marketable securities	621	916
Long-term inventories, net	1,772	3,143
Property and equipment, net	552	530
Operating lease - right of use assets, net	804	990
Intangibles, net	1,582	1,689
Other assets	108	109
Total assets	$30,796	$50,694
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,901	$1,945
Accrued liabilities	1,726	2,290
Deferred product revenue	23	30
Total current liabilities	3,650	4,265
Operating lease liability, net of current	515	665
Other long-term liabilities	1,079	1,079
Total liabilities	5,244	6,009

Shareholders' equity:
Common stock, par value $0.001, 50,000,000 shares authorized, 23,969,148 and 23,969,148 shares issued and outstanding, respectively	24	24
Additional paid-in capital	31,616	46,047
Accumulated other comprehensive loss	(294)	(310)
Accumulated deficit	(5,794)	(1,076)
Total shareholders' equity	25,552	44,685
Total liabilities and shareholders' equity	$30,796	$50,694

See accompanying notes

CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(Dollars in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue	$2,304	$5,483	$5,926	$9,661
Cost of goods sold	2,324	3,635	4,795	6,498
Gross profit/(loss)	(20)	1,848	1,131	3,163

Operating expenses:
Sales and marketing	1,191	1,323	2,503	2,515
Research and product development	868	873	1,762	1,916
General and administrative	845	1,007	1,868	2,276
Total operating expenses	2,904	3,203	6,133	6,707

Operating loss	(2,924)	(1,355)	(5,002)	(3,544)

Interest expense	—	(91)	—	(383)
Other income, net	119	437	297	2,103

Loss before income taxes	(2,805)	(1,009)	(4,705)	(1,824)

Provision for income taxes	15	10	13	27

Net loss	$(2,820)	$(1,019)	$(4,718)	$(1,851)

Basic weighted average shares outstanding	23,969,148	23,955,802	23,969,148	23,955,785
Diluted weighted average shares outstanding	23,969,148	23,955,802	23,969,148	23,955,785

Basic loss per share	$(0.12)	$(0.04)	$(0.20)	$(0.08)
Diluted loss per share	$(0.12)	$(0.04)	$(0.20)	$(0.08)

Comprehensive loss:
Net loss	$(2,820)	$(1,019)	$(4,718)	$(1,851)
Unrealized gain on available-for-sale securities, net of tax	(3)	14	19	14
Change in foreign currency translation adjustment	(1)	(1)	(3)	4
Comprehensive loss	$(2,824)	$(1,006)	$(4,702)	$(1,833)

See accompanying notes

CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share amounts)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(4,718)	$(1,851)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	273	449
Amortization of right-of-use assets	186	217
Share-based compensation expense	52	47
Change of inventory to net realizable value	98	103
Gain on sale of marketable securities	(71)	—
Changes in operating assets and liabilities:
Receivables	4,705	(629)
Legal settlement receivable	—	55,000
Inventories	(2,701)	657
Prepaid expenses and other assets	206	3,536
Accounts payable	(43)	1,151
Accrued liabilities	(511)	(204)
Income taxes receivable	9	(5,310)
Deferred product revenue	(7)	(11)
Operating lease liabilities	(200)	(235)
Net cash provided by (used in) operating activities	(2,722)	52,920

Cash flows from investing activities:
Purchase of property and equipment	(135)	(326)
Purchase of intangibles	(53)	(79)
Proceeds from maturities and sales of marketable securities	5,372	2,344
Purchases of marketable securities	(3,358)	(9,332)
Net cash provided by (used in) investing activities	1,826	(7,393)

Cash flows from financing activities:
Dividend payment	(14,490)	(28,979)
Net proceeds from equity-based compensation programs	7	1
Principal payments of debt	—	(2,450)
Net cash provided by (used in) financing activities	(14,483)	(31,428)

Effect of exchange rate changes on cash and cash equivalents	(6)	3

Net increase (decrease) in cash and cash equivalents	(15,385)	14,102
Cash and cash equivalents at the beginning of the period	17,835	984
Cash and cash equivalents at the end of the period	$2,450	$15,086

See accompanying notes

5

CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share amounts)

The following is a summary of supplemental cash flow activities:

	Six months ended June 30,
	2024	2023
Cash paid for income taxes	$—	$6,631
Cash paid for interest	—	273

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

These accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are not audited. Certain information and footnote disclosures that are usually included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been either condensed or omitted in accordance with SEC rules and regulations. The accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of June 30, 2024 and December 31, 2023, the results of operations for the three and six months ended June 30, 2024 and 2023, and the cash flows for the six months ended June 30, 2024 and 2023. The results of operations for the three and six months ended June 30, 2024 and 2023 are not necessarily indicative of the results for a full-year period. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC.

Significant Accounting Policies:

The significant accounting policies were described in Note 1 to the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2023. There have been no changes to these policies during the quarter ended June 30, 2024 that are of significance or potential significance to the Company.

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

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Liquidity:

As of June 30, 2024, our cash and cash equivalents were approximately $2,450 compared to $17,835 as of December 31, 2023. Our working capital was $21,707 as of June 30, 2024. Net cash used in operating activities was $2,722 for the six months ended June 30, 2024, a decrease of $55,642 compared to $52,920 of cash provided by operating activities for the six months ended June 30, 2023. The decrease in cash is mainly due to payment of dividends $14,490 in April 2024 and $28,979 in May 2023.These conditions raise substantial doubt about continuing as a going concern, but substantial doubt is alleviated because the Company believes, although there can be no assurance, that the current cash position and effective management of working capital, will provide the liquidity needed to meet our operating needs through at least August 14, 2025. The Company also believes that its strong portfolio of intellectual property and its solid brand equity in the market will enable it to raise additional capital if and when needed to meet its short and long-term financing needs; however, there can be no assurance that, if needed, the Company will be successful in obtaining the necessary funds through equity or debt financing on favorable terms or at all. If the Company needs additional capital and is unable to secure financing, it may be required to further reduce expenses, or delay product development and enhancement.

2. Revenue Information

The following table disaggregates the Company’s revenue into primary product groups:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Audio conferencing	$905	$2,289	$2,429	$4,618
Microphones	1,043	2,688	2,614	3,883
Video products	356	506	883	1,160
	$2,304	$5,483	$5,926	$9,661

The following table disaggregates the Company’s revenue into major regions:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
North and South America	$1,210	$3,384	$2,304	$4,954
Asia Pacific (includes Middle East, India and Australia)	841	1,672	2,842	3,368
Europe and Africa	253	427	780	1,339
	$2,304	$5,483	$5,926	$9,661

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

3. Loss Per Share

Loss per common share is computed based on the weighted-average number of common shares outstanding and, when appropriate, dilutive potential common stock outstanding during the period. Stock options, warrants and the convertible portion of senior convertible notes are considered to be potential common stock. The computation of diluted loss per share does not assume exercise or conversion of securities that would have an anti-dilutive effect.

Basic loss per common share is the amount of net loss for the period available to each weighted-average share of common stock outstanding during the reporting period. Diluted loss per common share is the amount of loss for the period available to each weighted-average share of common stock outstanding during the reporting period and to each share of potential common stock outstanding during the period, unless inclusion of potential common stock would have an anti-dilutive effect.

The following table sets forth the computation of basic and diluted loss per common share:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(2,820)	$(1,019)	$(4,718)	$(1,851)
Denominator:
Basic weighted average shares outstanding	23,969,148	23,955,802	23,969,148	23,955,785
Dilutive common stock equivalents using treasury stock method	—	—	—	—
Diluted weighted average shares outstanding	23,969,148	23,955,802	23,969,148	23,955,785

Basic loss per common share	$(0.12)	$(0.04)	$(0.20)	$(0.08)
Diluted loss per common share	$(0.12)	$(0.04)	$(0.20)	$(0.08)

Weighted average options, warrants and convertible portion of senior convertible notes outstanding	6,420,553	6,287,019	6,420,553	6,327,495
Anti-dilutive options, warrants and convertible portion of senior convertible notes not included in the computation	6,420,553	6,287,019	6,420,553	6,327,495

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

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of securities as of June 30, 2024 and December 31, 2023 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
June 30, 2024
Available-for-sale securities:
US Treasury securities	$505	$—	$—	$505
Mutual funds	1,545	6	(1)	1,550
Certificates of deposit	418	—	—	418
Corporate debt securities	$—	$—	$—	$—
Total available-for-sale securities	$2,468	$6	$(1)	$2,473

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
December 31, 2023
Available-for-sale securities:
US Treasury securities	$1,804	$—	$(1)	$1,803
Mutual funds	1,498	7	—	1,505
Certificates of deposit	103	—	—	103
Corporate debt securities	$1,007	$—	$(22)	$985
Total available-for-sale securities	$4,412	$7	$(23)	$4,396

	Amortized cost	Estimated fair value
Due within one year	$1,847	$1,852
Due after one year through five years	622	621
Due after five years	—	—
Total available-for-sale securities	$2,469	$2,473

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Debt securities in an unrealized loss position as of June 30, 2024 were not deemed impaired at acquisition and subsequent declines in fair value are not deemed attributed to declines in credit quality. Management believes that it is more likely than not that the securities will receive a full recovery of par value, although there can be no assurance that such recovery will occur. The available-for-sale marketable securities with continuous gross unrealized loss position for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 months		More than 12 months		Total
	Estimated fair value	Gross unrealized holding losses	Estimated fair value	Gross unrealized holding losses	Estimated fair value	Gross unrealized holding losses
As of June 30, 2024
US Treasury securities	$505	$—	$—	$—	$505	$—
Mutual Funds	1,550	(1)	—	—	1,550	(1)
Certificates of Deposit	418	—	—	—	418	—
Corporate debt securities	—	—	—	—	—	—
Total	$2,473	$(1)	$—	$—	$2,473	$(1)

	Less than 12 months		More than 12 months		Total
	Estimated fair value	Gross unrealized holding losses	Estimated fair value	Gross unrealized holding losses	Estimated fair value	Gross unrealized holding losses
As of December 31, 2023
US Treasury securities	$1,803	$(1)	$—	$—	$1,803	$(1)
Mutual Funds	1,505	—	—	—	1,505	—
Certificates of Deposit	103	—	—	—	103	—
Corporate debt securities	985	(22)	—	—	985	(22)
Total	$4,396	$(23)	$—	$—	$4,396	$(23)

5. Intangible Assets

Intangible assets as of June 30, 2024 and December 31, 2023 consisted of the following:

	Estimated useful lives (years)			June 30, 2024	December 31, 2023
Tradename	5	to	7	$555	$555
Patents and technological know-how	10	to	20	7,240	7,187
Proprietary software	3	to	15	2,981	2,981
Other	3	to	5	323	324
Total intangible assets				11,099	11,047
Accumulated amortization				(9,517)	(9,358)
Total intangible assets, net				$1,582	$1,689

The amortization of intangible assets for three and six months ended June 30, 2024 and 2023 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Amortization of intangible assets	$50	$129	$160	$247

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The estimated future amortization expense of intangible assets is as follows:

Years ending December 31,	Amount
2024 (Remainder)	$99
2025	198
2026	198
2027	68
2028	23
Thereafter	996
Total	$1,582

6. Inventories

Inventories, net of reserves, as of June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024	December 31, 2023
Current:
Raw materials	$2,971	$2,086
Finished goods	11,628	8,539
	$14,599	$10,625

Long-term:
Raw materials	$997	$1,789
Finished goods	775	1,354
	$1,772	$3,143

Long-term inventory represents inventory held in excess of our current (next 12 months) requirements based on our recent sales and forecasted level of sales. We expect to sell the above inventory, net of reserves, at or above the stated cost and believe that no loss will be incurred on its sale, although there can be no assurance of the timing or amount of any sales.

Net loss incurred on valuation of inventory at lower of cost or market value and write-off of obsolete inventory for three and six months ended June 30, 2024 and 2023 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net loss (gain) incurred on valuation of inventory at lower of cost or market value and write-off of obsolete inventory	$(95)	$80	$98	$103

7. Leases

Rent expense is recognized on a straight-line basis over the period of the lease taking into account future rent escalation and holiday periods.

Rent expense for three and six months ended June 30, 2024 and 2023 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Rent expense	$118	$110	$227	$259

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

Supplemental cash flow information related to leases was as follows:

	Six months ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(232)	$(264)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$341

Supplemental balance sheet information related to leases was as follows:

	June 30, 2024	December 31, 2023
Operating lease right-of-use assets	$804	$990

Current portion of operating lease liabilities, included in accrued liabilities	$333	$383
Operating lease liabilities, net of current portion	515	665
Total operating lease liabilities	$848	$1,048

Weighted average remaining lease term for operating leases (in years)	3.13	3.39
Weighted average discount rate for operating leases	6.59%	6.47%

The following represents maturities of operating lease liabilities as of June 30, 2024:

Years ending December 31,
2024 (Remainder)	$208
2025	272
2026	210
2027	216
2028	37
Thereafter	—
Total lease payments	943
Less: Imputed interest	95
Total	$848

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

8. Shareholders' Equity

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Common stock and additional paid-in capital
Balance, beginning of period	$31,608	$74,957	$46,071	$74,934
Dividends declared	—	(28,979)	(14,496)	(28,979)
Share-based compensation expense	39	25	65	47
Proceeds from employee stock purchase plan	(7)	—	—	1
Balance, end of period	$31,640	$46,003	$31,640	$46,003

Accumulated other comprehensive loss
Balance, beginning of period	$(290)	$(283)	$(310)	$(288)
Unrealized loss on available-for-sale securities, net of tax	(3)	14	19	14
Foreign currency translation adjustment	(1)	(1)	(3)	4
Balance, end of period	$(294)	$(270)	$(294)	$(270)

Accumulated deficit
Balance, beginning of period	$(2,972)	$(1,348)	$(1,076)	$(516)
Net loss	(2,822)	(1,019)	(4,718)	(1,851)
Balance, end of period	$(5,794)	$(2,367)	$(5,794)	$(2,367)

Total shareholders' equity	$25,552	$43,366	$25,552	$43,366

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

A summary of the stock option activity under the Company’s plans for the six months ended June 30, 2024, is as follows:

	Number of shares	Weighted average exercise price
Options outstanding at beginning of year	607,810	$5.03
Granted	—	—
Less:
Exercised	—	—
Forfeited prior to vesting	(20,000)	—
Canceled or expired	(107,500)	—
Options outstanding at June 30, 2024	480,310	4.52
Options exercisable at end of June 30, 2024	—	$—

As of June 30, 2024, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, was approximately $97, which will be recognized over a weighted average period of 2.21 years.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Cost of goods sold	$2	$1	$3	$3
Sales and marketing	2	2	4	4
Research and product development	12	11	25	20
General and administrative	6	10	16	20
	$22	$24	$48	$47

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

10. Income Taxes

The Company recorded a full valuation allowance against U.S Federal and State deferred tax assets, which results in no income tax benefit for losses in these jurisdictions. The full domestic valuation allowance was recorded as management concluded that it is more likely than not that these deferred tax assets are not realizable due to the Company's recent pre-tax losses and other sources of negative evidence. Provision for income taxes for the six months ended June 30, 2024 mostly represents income tax expense (benefit) recorded for jurisdictions outside the United States.

The Company had approximately $1,079 of uncertain tax positions as of June 30, 2024. Due to the inherent uncertainty of the underlying tax positions, it is not possible to forecast the payment of this liability for any particular year, therefore, it is reflected in other long-term liabilities.

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

Level 3 - Unobservable inputs.

The Company’s financial instruments are valued using observable inputs. The following table sets forth the fair value of the financial instruments re-measured by the Company as of June 30, 2024:

	Level 1	Level 2	Level 3	Total
June 30, 2024
Mutual funds	$1,550	$—	$—	$1,550
US Treasury securities	—	505	—	505
Certificates of deposit	—	418	—	418
Corporate debt securities	—	—	—	—
Total	$1,550	$923	$—	$2,473

	Level 1	Level 2	Level 3	Total
December 31, 2023
Mutual funds	$1,505	$—	$—	$1,505
US Treasury securities	—	1,803	—	1,803
Certificates of deposit	—	103	—	103
Corporate debt securities	—	985	—	985
Total	$1,505	$2,891	$—	$4,396

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this report, other than statements of historical fact, are forward-looking statements for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any forward-looking statement. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are based upon reasonable assumptions at the time made, there can be no assurance that any such expectations or any forward-looking statement will prove to be correct. Our actual results will vary, and may vary materially, from those projected or assumed in the forward-looking statements. Future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not anticipate, including, without limitation, product recalls and product liability claims; infringement of our technology or assertion that our technology infringes the rights of other parties; termination of supplier relationships, or failure of suppliers to perform; our expectations regarding the ongoing transition of manufacturing of our products from China to Singapore by our electronics manufacturing services provider; inability to successfully manage growth; delays in obtaining regulatory approvals or the failure to maintain such approvals; concentration of our revenue among a few customers, products or procedures; development of new products and technology that could render our products obsolete; market acceptance of new products; introduction of products in a timely fashion; price and product competition, availability of labor and materials, cost increases, and fluctuations in and obsolescence of inventory; volatility of the market price of our common stock; foreign currency fluctuations; changes in key personnel; work stoppage or transportation risks; integration of business acquisitions; and other factors referred to in our reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2023. All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Additional factors that may have a direct bearing on our operating results are discussed in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q for the period ended June 30, 2024 and in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended  December 31, 2023.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On March 11, 2024, we announced a one-time special cash dividend of $0.50 per share of ClearOne common stock, paid on April 10, 2024 to shareholders of record on April 2, 2024.

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

Overall revenue decreased by 58% in the second quarter of 2024 when compared to the second quarter of 2023, primarily due to a significant decrease in revenues from the audio conferencing category. The revenue decline was also caused by significantly reduced demand for our products in many regions including USA, Europe and China when compared to 2023-Q2 revenues. We believe this revenue decline was primarily due to the cumulative impact of past production shortages. We believe that lack of product availability has caused some of our channel partners to purchase and install competing brands. Historically, we have seen a lag of several months between the time that our professional conferencing products are specified for installation and the date when those products are installed. Since our product availability was constrained through a significant part of Q4 2023, we believe our revenue was impacted negatively by these market dynamics through much of Q2 2024. We have also faced sales headwinds from our products’ lack of Microsoft Teams certification, despite their longtime functional compatibility with this platform. Our work through the first half of 2024 has focused on mitigating these impacts through maintaining consistent dialogues, product demonstrations, and feedback cycles with end users and channel partners, along with improving our visibility at key industry events. In addition, we saw a reduction in sales in the Middle East region, where we had previously experienced consistent sales growth, as we transitioned to a new distributor for the Middle East region. We believe our revenue performance in 2024-Q2 also was to a small extent impacted negatively due to increased costs associated with electronic raw materials that have affected the global manufacturing of high tech products. We expect these increased costs in various degrees to continue through 2024 and 2025.

Our gross profit margin decreased to (0.9)% during the second quarter of 2024 from 33.7% during the second quarter of 2023. Our gross profit margin decreased to 19.1% during the first six months of 2024 compared to 32.7% during the first six months of 2023. This is due to scrapping of inventory items and increase in the reserve on Unite Camera from 35% to 50%.

Net loss increased from $1.0 million in the second quarter of 2023 to $2.8 million in the second quarter of 2024. The increase in net loss was mainly due to (a) decrease in revenues and increase in operating expenses related to inventory.Net loss increased from $1.9 million for the first half of 2023 to $4.7 million for the first half of 2024. The increase was mainly due to (a) decrease in revenue by $3.7 million, (b) significant decrease in Gross margin from 32.7% to 19.1% and (c) decrease in interest income.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Economic conditions, challenges and risks

The audio-visual products market is characterized by intense competition and rapidly evolving technology. Our competitors vary within each product category. Our installed professional audio conferencing products, which is our flagship product category, continue to be ahead of the competition despite the reduction in revenues. Our strength in this space is largely due to our fully integrated suite of products consisting of DSP wide range of professional microphone products and video collaboration products. Despite our strong leadership position in the installed professional audio conferencing market, we face challenges to revenue growth due to the lack of component availability to build our products in 2023 driving growth to competitors, pricing pressures from new competitors attracted to the commercial market due to higher margins, and the lack of certifications from Microsoft. Notably, the Microsoft Teams device certification program is closed to new meeting room devices and solutions. Although we have requested admission into this certification program on multiple occasions ClearOne has been denied admission by Microsoft so far.

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

We derive a significant portion of our revenue (approximately 61% in the first six months of 2024) from operations outside North and South America and expect this trend to continue in the future. Most of our revenue from outside the U.S. is billed in U.S. dollars and is not exposed to any significant currency risk. However, we are exposed to foreign exchange risk if the U.S. dollar is strong against other currencies as it will make U.S. Dollar denominated prices of our products less competitive.

Deferred Product Revenue

Deferred product revenue decreased to $23 thousand on June 30, 2024 compared to $30 thousand on December 31, 2023.

A detailed discussion of our results of operations follows below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the three and six months ended June 30, 2024

The following table sets forth certain items from our unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2024 (“2024-Q2”) ("2024-H1") and 2023 ("2023-Q2") ("2023-H1"), respectively, together with the percentage of total revenue which each such item represents:

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2024	2023	Change Favorable (Adverse) in %	2024	2023	Change Favorable (Adverse) in %
Revenue	$2,304	$5,483	(58)	$5,926	$9,661	(39)
Cost of goods sold	2,324	3,635	36	4,795	6,498	26
Gross profit	(20)	1,848	(101)	1,131	3,163	(64)
Sales and marketing	1,191	1,323	10	2,503	2,515	0
Research and product development	868	873	1	1,762	1,916	8
General and administrative	845	1,007	16	1,868	2,276	18
Total operating expenses	2,904	3,203	9	6,133	6,707	9
Operating loss	(2,924)	(1,355)	(116)	(5,002)	(3,544)	(41)
Other income (expense), net	119	346	(66)	297	1,720	(83)
Loss before income taxes	(2,805)	(1,009)	(178)	(4,705)	(1,824)	(158)
Provision for income taxes	15	10	(50)	13	27	52
Net loss	$(2,820)	$(1,019)	(177)	$(4,718)	$(1,851)	(155)

Revenue

Our revenue decreased to $2.3 million in 2024-Q2 compared to $5.5 million in 2023-Q2 due to a 60.5% decline in audio conferencing, a 30% decline in video products, and a 61% decrease in microphones. Our traditional ceiling mics, personal audio conferencing products, and video cameras suffered revenue declines due to lack of demand. When comparing 2024-Q2 to 2023-Q2, all sales regions suffered revenue loss. Revenues from Americas declined by 64%,from Europe and Africa by 41%, and from Asia Pacific (including Middle East, India and Australia) by 50%.

Our revenues decreased to $5.9 million in 2024-H1 compared to $9.7 million 2023-H1 due to a 47% decline in audio conferencing, a 24% decline in video products, and a  33% decrease in microphones. Our traditional ceiling mics, personal audio conferencing products. and video cameras suffered revenue declines due to lack of demand. When comparing  2024-H1 to 2023-H1, all sales region suffered revenue loss. Revenues from Americas declined by 54%, from Europe and Africa by 42% ,and from Asia Pacific (including Middle east , India and Australia) by 16%.

Costs of Goods Sold and Gross Profit

Cost of goods sold includes expenses associated with finished goods purchased from outsourced manufacturers, the repackaging of our products, our manufacturing and operations organization, property and equipment depreciation, warranty expense, freight expense, royalty payments, and the allocation of overhead expenses.

Our gross profit margin decreased from 33.7% during 2023-Q2 to(0.9)% during 2024-Q2. and

Our gross profit margin decreased from 32.7% during 2023-H1 to 19.1% during 2024-H1.

The declines in the periods represented were due to increased inventory scrap costs, increasing the inventory reserve to write down the value for certain items, and an increase in purchase price variance from increasing vendor costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our profitability in the near-term continues to depend significantly on our revenues from professional installed audio-conferencing products. We hold long-term inventory and if we are unable to sell our long-term inventory, our profitability might be affected by inventory write-offs and price mark-downs. Our long-term inventory includes approximately $0.1 million of Converge Pro and Beamforming microphone array products, $0.4 million of cameras, and $0.9 million of raw materials that will be used primarily for manufacturing professional audio conferencing products and BMA microphones. Any business changes that are adverse to these product lines could potentially impact our ability to sell our long-term inventory in addition to our current inventory.

Operating Expenses

Operating expenses include sales and marketing (“S&M”) expenses, research and product development (“R&D”) expenses and general and administrative (“G&A”) expenses. Total operating expenses in 2024-Q2 was $2.9 million compared to $3.2 million in 2023-Q2. Total operating expenses were $6.1 million for 2024-H1 compared to $6.7 million for 2023-H1. The following contains a more detailed discussion of expenses related to sales and marketing, research and product development, general and administrative, and other items.

Sales and Marketing - S&M expenses include selling, customer service, and marketing expenses such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses.

S&M expenses decreased in 2024-Q2 to $1.2 million from $1.3 million in 2023-Q2. The decrease was primarily due to decrease in salaries, commissions, and consulting expenses from sales department restructuring .

S&M expenses remained consistent at $2.5 million when comparing 2024-H1 to 2023-H1.

Research and Product Development - R&D expenses include research and development, product line management, engineering services, and test and application expenses, including employee-related costs, outside services, expensed materials, depreciation, and an allocation of overhead expenses.

R&D expenses were consistent at $0.9 million  when comparing 2024-Q2 to 2023-Q2.

R&D expenses decreased to $1.8 million in 2024-H1 compared to $1.9 million for 2023-H1

General and Administrative - G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs, and corporate administrative costs, including costs related to finance and human resources teams.

G&A expenses decreased to $0.8 million in 2024-Q2 compared to $1.0 million in 2023-Q2. The reduction was primarily due to (a)  decrease in insurance expenses, (c) and a reduction in amortization expense.

G&A expenses decreased to $1.9 million in 2024-H1 compared to $2.3 million in 2023-H1. The reduction was primarily due to (a) a decrease in legal expenses, (b) and a decrease in insurance expenses, (c) reduction in employee related expenses.(d) and a reduction in amortization expense.

Interest Expense

Interest expense was $0 in 2024-Q2 compared to $0.1 million in 2023-Q2. Interest expense decreased to $0.0 million in 2024-H1 compared to $0.4 million in 2023-H1 The interest expense was NIL due to repayment of all the debts in full in 2023.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other income (expense), net

Other income (expense), net includes interest income, foreign currency changes and gain or loss on disposal of assets. Other income for 2024-Q2 included $0.3 million of interest income received on marketable securities compared to $0.5 million in 2023-Q2

Provision for income taxes

During each of the six months ended June 30, 2024 and 2023, we did not recognize any benefit from the losses incurred due to setting up a full valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2024, our cash and cash equivalents were approximately $2.5 million compared to $17.8 million as of December 31, 2023. Our working capital was $21.7 million and $39.1 million as of June 30, 2024 and December 31, 2023, respectively.

Cash used in operating activities was approximately $2.7 million in the six months ended June 30, 2024, a decrease of approximately $55.6 million from $52.9 million of cash provided by operating activities in the six months ended June 30, 2023. The decrease in cash inflow was primarily due to the difference between $55 million in receipts from legal settlements received in first half of 2023 and $0 received in fist half of 2024.

Cash provided by investing activities in the six months ended June 30, 2024 was $1.8 million compared to $7.4 million of cash used in investing activities in the six months ended June 30, 2023. The increase in cash provided by investing activities was primarily due to proceeds from sale of marketable securities of $5.4 million offset by purchases of marketable securities of $3.4 million in the six months ended June 30,2024 compared to $2.3 million and $9.3 million respectively compared to the six months ended June 30,2023.

Cash used in financing activities in the six months ended June 30, 2024 was $14.5 million compared to $31.4 million of cash being used in the six months ended June 30, 2023. This was comprised primarily of dividend distributions payments made.

The Company believes, although there can be no assurance, that the current cash position and effective management of working capital, will provide the liquidity needed to meet our operating needs through at least August 14, 2025. The Company also believes that its strong portfolio of intellectual property and its solid brand equity in the market will enable it to raise additional capital if and when needed to meet its short and long-term financing needs; however, there can be no assurance that, if needed, the Company will be successful in obtaining the necessary funds through equity or debt financing on favorable terms or at all. If the Company needs additional capital and is unable to secure financing, it may be required to further reduce expenses, or delay product development and enhancement.

As of June 30, 2024, we had open purchase orders of approximately $3.02 million mostly for the purchase of inventory.

As of June 30, 2024, we had inventory totaling $16.4 million, of which non-current inventory accounted for $1.8 million. This compares to total inventories of $13.8 million, which includes non-current inventory of $3.1 million as of December 31, 2023.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2024 (in millions):

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 years
Operating lease obligations	$0.9	$0.4	$0.4	$0.16	$—
Purchase obligations	3.0	3.0	—	—	—
Total	$3.9	$3.4	$0.4	$0.2	$—

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

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.     CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2024 was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial and Accounting Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures are effective at a reasonable assurance level as of June 30, 2024.

There has been no change in the Company's internal control over financial reporting as of June 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

The risk factors under Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2023 are hereby supplemented with the following additional risk factor:

Our common stock trades at prices less than $1.00 which is the minimum bid price requirement under Nasdaq’s continued listing standards, as such our common stock may be subject to delisting from the Nasdaq Capital Market.

On June 20, 2024, we received a letter (the “Notice”) from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) informing us that because the closing bid price for the Company’s common stock listed on Nasdaq was below $1.00 for 30 consecutive trading days, we are not in compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Marketplace Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The last reported closing price of our common stock on the Nasdaq Capital Market on August 13, 2024 was $0.6411 per share and has been below the $1.00 closing bid price since May 6, 2024. In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), we have a period of 180 calendar days from June 20, 2024, or until December 17, 2024, to regain compliance with the Minimum Bid Price Requirement. If at any time before December 17, 2024, the closing bid price of our common stock closes at or above $1.00 per share for a minimum of 10 consecutive trading days (which number days may be extended by Nasdaq), Nasdaq will provide written notification that we have achieved compliance with the Minimum Bid Price Requirement, and the matter would be resolved. If compliance is not achieved within the 180-day period, Nasdaq would provide written notification to us that our common stock is subject to delisting. In the event that we fail to regain compliance with Nasdaq continued listing standards by the expiration of the applicable cure period or any extension period, Nasdaq will commence suspension and delisting procedures with respect to our common stock, which could impair the value of your investment.

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

ClearOne, Inc., (Registrant)

	By:	/s/ Derek L. Graham
August 14, 2024		Derek L. Graham Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Simon Brewer
August 14, 2024		Simon Brewer Chief Financial Officer (Principal Accounting and Principal Financial Officer)

