Form 10-Q
period 2024-09-30
CLEARONE INC
filed 2024-11-14
CIK 840715

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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

The number of shares of ClearOne common stock outstanding as of November 13, 2024 was 23,969,148.

1

 CLEARONE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

CLEARONE, INC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,685	$17,835
Current marketable securities	1,136	3,480
Patent cross license receivable	—	4,000
Receivables, net of allowance of $325	1,868	3,279
Inventories, net	14,269	10,625
Income tax receivable	27	36
Prepaid expenses and other assets	4,054	4,062
Total current assets	23,039	43,317
Long-term marketable securities	222	916
Long-term inventories, net	2,237	3,143
Property and equipment, net	518	530
Operating lease - right of use assets, net	718	990
Intangibles, net	1,567	1,689
Other assets	78	109
Total assets	$28,379	$50,694
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,248	$1,945
Accrued liabilities	2,057	2,290
Deferred product revenue	22	30
Total current liabilities	3,327	4,265
Operating lease liability, net of current	472	665
Other long-term liabilities	1,079	1,079
Total liabilities	4,878	6,009

Shareholders' equity:
Common stock, par value $0.001, 50,000,000 shares authorized, 23,969,148 and 23,969,148 shares issued and outstanding, respectively	24	24
Additional paid-in capital	31,640	46,047
Accumulated other comprehensive loss	(307)	(310)
Accumulated deficit	(7,856)	(1,076)
Total shareholders' equity	23,501	44,685
Total liabilities and shareholders' equity	$28,379	$50,694

See accompanying notes

CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(Dollars in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue	$2,504	$4,889	$8,430	$14,550
Cost of goods sold	1,892	3,273	6,687	9,771
Gross profit	612	1,616	1,743	4,779

Operating expenses:
Sales and marketing	1,067	1,119	3,570	3,634
Research and product development	782	889	2,544	2,805
General and administrative	951	1,097	2,819	3,373
Total operating expenses	2,800	3,105	8,933	9,812

Operating loss	(2,188)	(1,489)	(7,190)	(5,033)

Interest income (expense)	29	(86)	264	(469)
Other income, net	113	243	175	2,346

Loss before income taxes	(2,046)	(1,332)	(6,751)	(3,156)

Provision for income taxes	16	19	29	46

Net loss	$(2,062)	$(1,351)	$(6,780)	$(3,202)

Basic weighted average shares outstanding	23,969,148	23,960,313	23,969,148	23,957,311
Diluted weighted average shares outstanding	23,969,148	23,960,313	23,969,148	23,957,311

Basic loss per share	$(0.09)	$(0.06)	$(0.28)	$(0.13)
Diluted loss per share	$(0.09)	$(0.06)	$(0.28)	$(0.13)

Comprehensive loss:
Net loss	$(2,062)	$(1,351)	$(6,780)	$(3,202)
Unrealized gain on available-for-sale securities, net of tax	(1)	(31)	18	(17)
Change in foreign currency translation adjustment	(12)	(7)	(15)	(3)
Comprehensive loss	$(2,075)	$(1,389)	$(6,777)	$(3,222)

See accompanying notes

CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share amounts)

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(6,780)	$(3,202)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	377	709
Amortization of right-of-use assets	272	306
Share-based compensation expense	73	80
Change of inventory to net realizable value	(92)	105
Gain on sale of marketable securities	(102)	(12)
Changes in operating assets and liabilities:
Receivables	5,412	(271)
Legal settlement receivable	—	55,000
Inventories	(2,647)	29
Prepaid expenses and other assets	40	4,035
Accounts payable	(693)	475
Accrued liabilities	(143)	(448)
Income taxes receivable	9	(5,310)
Deferred product revenue	(8)	(25)
Operating lease liabilities	(293)	(328)
Net cash provided by (used in) operating activities	(4,575)	51,143

Cash flows from investing activities:
Purchase of property and equipment	(155)	(372)
Purchase of intangibles	(88)	(111)
Proceeds from maturities and sales of marketable securities	7,852	3,094
Purchases of marketable securities	(4,695)	(9,389)
Net cash provided by (used in) investing activities	2,914	(6,778)

Cash flows from financing activities:
Dividend payment	(14,496)	(28,979)
Net proceeds from equity-based compensation programs	16	4
Principal payments of debt	—	(2,675)
Net cash provided by (used in) financing activities	(14,480)	(31,650)

Effect of exchange rate changes on cash and cash equivalents	(9)	(5)

Net increase (decrease) in cash and cash equivalents	(16,150)	12,710
Cash and cash equivalents at the beginning of the period	17,835	984
Cash and cash equivalents at the end of the period	$1,685	$13,694

See accompanying notes

CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share amounts)

The following is a summary of supplemental cash flow activities:

	Nine months ended September 30,
	2024	2023
Cash paid for income taxes	$29	$6,650
Cash paid for interest	—	311

See accompanying notes
6

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

These accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are not audited. Certain information and footnote disclosures that are usually included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been either condensed or omitted in accordance with SEC rules and regulations. The accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of September 30, 2024 and December 31, 2023, the results of operations for the three and nine months ended September 30, 2024 and 2023, and the cash flows for the nine months ended September 30, 2024 and 2023. The results of operations for the three and nine months ended September 30, 2024 and 2023 are not necessarily indicative of the results for a full-year period. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC.

Significant Accounting Policies:

The significant accounting policies were described in Note 1 to the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2023. There have been no changes to these policies during the quarter ended September 30, 2024 that are of significance or potential significance to the Company.

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

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Liquidity:

As of September 30, 2024, our cash and cash equivalents were approximately $1,685 compared to $17,835 as of December 31, 2023. Our working capital was $19,712 as of September 30, 2024. Net cash used in operating activities was $4,575 for the nine months ended September 30, 2024, a decrease of $55,718 compared to $51,143 of cash provided by operating activities for the nine months ended September 30, 2023. The decrease in cash is mainly due to payment of dividends $14,496 in April 2024 and $28,979 in May 2023. These conditions raise substantial doubt about continuing as a going concern. The Company believes, although there can be no assurance, that the current cash position and effective management of working capital, will provide the liquidity needed to meet our operating needs through at least November 14, 2025. The Company also believes that its strong portfolio of intellectual property and its solid brand equity in the market will enable it to raise additional capital if and when needed to meet its short and long-term financing needs; however, there can be no assurance that, if needed, the Company will be successful in obtaining the necessary funds through equity or debt financing on favorable terms or at all. If the Company needs additional capital and is unable to secure financing, it may be required to further reduce expenses, or delay product development and enhancement.

2. Revenue Information

The following table disaggregates the Company’s revenue into primary product groups:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Audio conferencing	$929	$1,867	$3,357	$6,484
Microphones	1,172	2,355	3,786	6,239
Video products	403	667	1,287	1,827
	$2,504	$4,889	$8,430	$14,550

The following table disaggregates the Company’s revenue into major regions:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
North and South America	$932	$2,400	$3,236	$7,353
Asia Pacific (includes Middle East, India and Australia)	1,358	2,058	4,200	5,426
Europe and Africa	214	431	994	1,771
	$2,504	$4,889	$8,430	$14,550

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

The following table sets forth the computation of basic and diluted loss per common share:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(2,062)	$(1,351)	$(6,780)	$(3,202)
Denominator:
Basic weighted average shares outstanding	23,969,148	23,960,313	23,969,148	23,957,311
Diluted weighted average shares outstanding	23,969,148	23,960,313	23,969,148	23,957,311

Basic loss per common share	$(0.09)	$(0.06)	$(0.28)	$(0.13)
Diluted loss per common share	$(0.09)	$(0.06)	$(0.28)	$(0.13)

Weighted average options, warrants and convertible portion of senior convertible notes outstanding	5,515,489	6,294,994	5,579,061	6,316,137
Anti-dilutive options, warrants and convertible portion of senior convertible notes not included in the computation	5,515,489	6,294,994	5,579,061	6,316,137

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

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of securities as of September 30, 2024 and December 31, 2023 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
September 30, 2024
Available-for-sale securities:
Mutual funds	$1,150	$4	$(2)	$1,152
Certificates of deposit	206	—	—	206
Total available-for-sale securities	$1,356	$4	$(2)	$1,358

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
December 31, 2023
Available-for-sale securities:
US Treasury securities	$1,804	$—	$(1)	$1,803
Mutual funds	1,498	7	—	1,505
Certificates of deposit	103	—	—	103
Corporate debt securities	$1,007	$—	$(22)	$985
Total available-for-sale securities	$4,412	$7	$(23)	$4,396

	Amortized cost	Estimated fair value
Due within one year	$1,136	$1,136
Due after one year through five years	220	222
Total available-for-sale securities	$1,356	$1,358

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Debt securities in an unrealized loss position as of September 30, 2024 were not deemed impaired at acquisition and subsequent declines in fair value are not deemed attributed to declines in credit quality. Management believes that it is more likely than not that the securities will receive a full recovery of par value, although there can be no assurance that such recovery will occur. The available-for-sale marketable securities with continuous gross unrealized loss position for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 months		More than 12 months		Total
	Estimated fair value	Gross unrealized holding losses	Estimated fair value	Gross unrealized holding losses	Estimated fair value	Gross unrealized holding losses
As of September 30, 2024
Mutual Funds	$1,152	$(2)	$—	$—	$1,152	$(2)
Certificates of Deposit	206	—	—	—	206	—
Total	$1,358	$(2)	$—	$—	$1,358	$(2)

	Less than 12 months		More than 12 months		Total
	Estimated fair value	Gross unrealized holding losses	Estimated fair value	Gross unrealized holding losses	Estimated fair value	Gross unrealized holding losses
As of December 31, 2023
US Treasury securities	$1,803	$(1)	$—	$—	$1,803	$(1)
Mutual Funds	1,505	—	—	—	1,505	—
Certificates of Deposit	103	—	—	—	103	—
Corporate debt securities	985	(22)	—	—	985	(22)
Total	$4,396	$(23)	$—	$—	$4,396	$(23)

5. Intangible Assets

Intangible assets as of September 30, 2024 and December 31, 2023 consisted of the following:

	Estimated useful lives (years)			September 30, 2024	December 31, 2023
Tradename	5	to	7	$555	$555
Patents and technological know-how	10	to	20	7,275	7,187
Proprietary software	3	to	15	2,981	2,981
Other	3	to	5	323	324
Total intangible assets				11,134	11,047
Accumulated amortization				(9,567)	(9,358)
Total intangible assets, net				$1,567	$1,689

The amortization of intangible assets for three and nine months ended September 30, 2024 and 2023 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Amortization of intangible assets	$49	$141	$209	$388

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The estimated future amortization expense of intangible assets is as follows:

Years ending December 31,	Amount
2024 (Remainder)	$50
2025	199
2026	199
2027	69
2028	24
Thereafter	1,026
Total	$1,567

6. Inventories

Inventories, net of reserves, as of September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024	December 31, 2023
Current:
Raw materials	$1,316	$2,086
Finished goods	12,953	8,539
	$14,269	$10,625

Long-term:
Raw materials	$909	$1,789
Finished goods	1,328	1,354
	$2,237	$3,143

Long-term inventory represents inventory held in excess of our current (next 12 months) requirements based on our recent sales and forecasted level of sales. We expect to sell the above inventory, net of reserves, at or above the stated cost and believe that no loss will be incurred on its sale, although there can be no assurance of the timing or amount of any sales.

Net loss incurred on valuation of inventory at lower of cost or market value and write-off of obsolete inventory for three and nine months ended September 30, 2024 and 2023 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net loss (gain) incurred on valuation of inventory at lower of cost or market value and write-off of obsolete inventory	$(6)	$3	$(92)	$105

7. Leases

Rent expense is recognized on a straight-line basis over the period of the lease taking into account future rent escalation and holiday periods.

Rent expense for three and nine months ended September 30, 2024 and 2023 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Rent expense	$116	$110	$343	$369

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

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The Company occupies a 6,175 square-foot facility in Chennai, India under the terms of an operating lease which expired in August 2024. This facility supports the Company's administrative, marketing, customer support, and research and product development activities. The lease is currently operating on a month-to-month basis. The Company is planning to renew the lease.

The Company occupies a 40,000 square-foot warehouse in Salt Lake City, Utah under the terms of an operating lease expiring in April 2025, which serves as the Company's primary inventory fulfillment center.

Supplemental cash flow information related to leases was as follows:

	Nine months ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$338	$378
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$341

Supplemental balance sheet information related to leases was as follows:

	September 30, 2024	December 31, 2023
Operating lease right-of-use assets	$718	$990

Current portion of operating lease liabilities, included in accrued liabilities	$282	$383
Operating lease liabilities, net of current portion	472	665
Total operating lease liabilities	$754	$1,048

Weighted average remaining lease term for operating leases (in years)	3.01	3.39
Weighted average discount rate for operating leases	6.62%	6.47%

The following represents maturities of operating lease liabilities as of September 30, 2024:

Years ending December 31,
2024 (Remainder)	$101
2025	272
2026	210
2027	216
2028	36
Total lease payments	835
Less: Imputed interest	81
Total	$754

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

8. Shareholders' Equity

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Common stock and additional paid-in capital
Balance, beginning of period	$31,640	$46,003	$46,071	$74,934
Dividends declared	—	—	(14,496)	(28,979)
Share-based compensation expense	21	33	73	80
Proceeds from employee stock purchase plan	3	3	16	4
Balance, end of period	$31,664	$46,039	$31,664	$46,039

Accumulated other comprehensive loss
Balance, beginning of period	$(294)	$(270)	$(310)	$(288)
Unrealized loss on available-for-sale securities, net of tax	(1)	(31)	18	(17)
Foreign currency translation adjustment	(12)	(7)	(15)	(3)
Balance, end of period	$(307)	$(308)	$(307)	$(308)

Accumulated deficit
Balance, beginning of period	$(5,794)	$(2,367)	$(1,076)	$(516)
Net loss	(2,062)	(1,351)	(6,780)	(3,202)
Balance, end of period	$(7,856)	$(3,718)	$(7,856)	$(3,718)

Total shareholders' equity	$23,501	$42,013	$23,501	$42,013

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

A summary of the stock option activity under the Company’s plans for the nine months ended September 30, 2024, is as follows:

	Number of shares	Weighted average exercise price
Options outstanding at beginning of year	607,810	$5.03
Granted	—	—
Less:
Exercised	—	—
Forfeited prior to vesting	(20,000)	1.01
Canceled or expired	(121,126)	8.08
Options outstanding at September 30, 2024	466,684	4.41
Options exercisable at end of September 30, 2024	364,163	$5.33

As of September 30, 2024, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, was approximately $77, which will be recognized over a weighted average period of 2.2 years.

Share based compensation expense has been recorded as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Cost of goods sold	$2	$2	$6	$5
Sales and marketing	2	2	9	6
Research and product development	14	17	38	37
General and administrative	3	12	20	32
	$21	$33	$73	$80

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

10. Income Taxes

The Company recorded a full valuation allowance against U.S Federal and State deferred tax assets, which results in no income tax benefit for losses in these jurisdictions. The full domestic valuation allowance was recorded as management concluded that it is more likely than not that these deferred tax assets are not realizable due to the Company's recent pre-tax losses and other sources of negative evidence. Provision for income taxes for the nine months ended September 30, 2024 mostly represents income tax expense (benefit) recorded for jurisdictions outside the United States.

The Company had approximately $1,079 of uncertain tax positions as of September 30, 2024. Due to the inherent uncertainty of the underlying tax positions, it is not possible to forecast the payment of this liability for any particular year, therefore, it is reflected in other long-term liabilities.

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

Level 3 - Unobservable inputs.

The Company’s financial instruments are valued using observable inputs. The following table sets forth the fair value of the financial instruments re-measured by the Company as of September 30, 2024:

	Level 1	Level 2	Level 3	Total
September 30, 2024
Mutual funds	$1,152	$—	$—	$1,152
Certificates of deposit	—	206	—	206
Total	$1,152	$206	$—	$1,358

	Level 1	Level 2	Level 3	Total
December 31, 2023
Mutual funds	$1,505	$—	$—	$1,505
US Treasury securities	—	1,803	—	1,803
Certificates of deposit	—	103	—	103
Corporate debt securities	—	985	—	985
Total	$1,505	$2,891	$—	$4,396

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this report, other than statements of historical fact, are forward-looking statements for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any forward-looking statement. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are based upon reasonable assumptions at the time made, there can be no assurance that any such expectations or any forward-looking statement will prove to be correct. Our actual results will vary, and may vary materially, from those projected or assumed in the forward-looking statements. Future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not anticipate, including, without limitation, product recalls and product liability claims; infringement of our technology or assertion that our technology infringes the rights of other parties; termination of supplier relationships, or failure of suppliers to perform; our expectations regarding the ongoing transition of manufacturing of our products from China to Singapore by our electronics manufacturing services provider; inability to successfully manage growth; delays in obtaining regulatory approvals or the failure to maintain such approvals; concentration of our revenue among a few customers, products or procedures; development of new products and technology that could render our products obsolete; market acceptance of new products; introduction of products in a timely fashion; price and product competition, availability of labor and materials, cost increases, and fluctuations in and obsolescence of inventory; volatility of the market price of our common stock; foreign currency fluctuations; changes in key personnel; work stoppage or transportation risks; integration of business acquisitions; and other factors referred to in our reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2023. All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Additional factors that may have a direct bearing on our operating results are discussed in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q for the period ended September 30, 2024 and in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

On August 8, 2024, the DIALOG® UVHF wireless Microphone system was named a winner of the 2024 Communications Solutions products of the year award.

On September 9, 2024, ClearOne recorded a 31% increase in unique visitors at our 2024 Infocomm India trade show booth, while the overall annual increase of all attendees at that trade show was only 17%.

Overall revenue decreased by 49% in the third quarter of 2024 when compared to the third quarter of 2023, primarily due to a significant decrease in revenues from the audio-conferencing category. The revenue decline was also caused by significantly reduced demand for our products in many regions including USA, Europe and China when compared to 2023-Q3 revenues. We believe this revenue decline was primarily due to the cumulative impact of past production shortages. We believe that lack of product availability has caused some of our channel partners to purchase and install competing brands. Historically, we have seen a lag of several months between the time that our professional conferencing products are specified for installation and the date when those products are installed. Since our product availability was constrained through a significant part of Q4 2023, we believe our revenue was impacted negatively by these market dynamics through much of Q3 2024. We have also faced sales headwinds from our products’ lack of Microsoft Teams certification, despite their longtime functional compatibility with this platform. Our work through the first nine months of 2024 has focused on mitigating these impacts through maintaining consistent dialogues, product demonstrations, and feedback cycles with end users and channel partners, along with improving our visibility at key industry events. In addition, we saw a reduction in sales in the Middle East region, where we had previously experienced consistent sales growth, as we transitioned to a new distributor for the Middle East region. We believe our revenue performance in 2024-Q3 compared to 2023-Q3 also was to a small extent impacted negatively due to increased costs associated with electronic raw materials that have affected the global manufacturing of high tech products. We expect these increased costs in various degrees to continue through the remainder of 2024 and 2025.

Our gross profit margin decreased to 24.4% during the third quarter of 2024 from 33.1% during the third quarter of 2023. Our gross profit margin decreased to 20.7% during the first nine months of 2024 compared to 32.8% during the first nine months of 2023. This is due to scrapping of inventory items and selling aged inventory at larger discounts.

Net loss increased from $(1.4) million in the third quarter of 2023 to $(2.1) million in the third quarter of 2024. The increase in net loss was mainly due to (a) decrease in revenues and decrease in gross margin from purchase price variances from increasing vendor costs and sales price discounts. Net loss increased from $(3.2) million for the first nine months of 2023 to $(6.8) million for the first nine months of 2024. The increase was mainly due to (a) decrease in revenue by $6.1 million, (b) significant decrease in Gross margin from 32.8% to 20.7% and (c) decrease in interest income.

We believe, although there can be no assurance, that we can return to generating operating profits through our strategic initiatives namely product innovation and cost reduction.

Industry conditions

We operate in a very dynamic and highly competitive industry which is dominated on the one hand by a few players with respect to certain products like traditional video conferencing appliances while on the other hand influenced heavily by a fragmented reseller market consisting of numerous regional and local players. The industry is also characterized by venture capitalist-funded start-ups and private companies willing to fund cumulative cash losses in order to gain market share and achieve certain non-financial goals. It has become increasingly important to have higher interoperability with other products in the audio-visual market as well as certifications from leading video conferencing service providers like Microsoft and Zoom.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Economic conditions, challenges and risks

The audio-visual products market is characterized by intense competition and rapidly evolving technology. Our competitors vary within each product category. Our installed professional audio-conferencing products, which is our flagship product category, continue to be ahead of the competition despite the reduction in revenues. Our strength in this space is largely due to our fully integrated suite of products consisting of DSP wide range of professional microphone products and video collaboration products. Despite our strong leadership position in the installed professional audio-conferencing market, we face challenges to revenue growth due to the lack of component availability to build our products in 2023 driving growth to competitors, pricing pressures from new competitors attracted to the commercial market due to higher margins, and the lack of certifications from Microsoft. Notably, the Microsoft Teams device certification program is closed to new meeting room devices and solutions. Although we have requested admission into this certification program on multiple occasions ClearOne has been denied admission by Microsoft so far.

Our video products and beamforming microphone arrays, especially highly advanced BMA 360 and BMA-CT are critical to our long-term growth. We face intense competition in this market from well-established market leaders as well as emerging players rich with marketing funds. We expect our strategy of making our products more interoperable with other audio-visual products, continuing to improve the quality of our high-end audio-conferencing products and microphones, and offering a wide range of innovative professional cameras will generate growth in the near future.

We derive a significant portion of our revenue (approximately 61.6% in the first nine months of 2024) from operations outside North and South America and expect this trend to continue in the future. Most of our revenue from outside the U.S. is billed in U.S. dollars and is not exposed to any significant currency risk. However, we are exposed to foreign exchange risk if the U.S. dollar is strong against other currencies as it will make U.S. Dollar denominated prices of our products less competitive.

Deferred Product Revenue

Deferred product revenue decreased to $22 thousand on September 30, 2024 compared to $30 thousand on December 31, 2023.

A detailed discussion of our results of operations follows below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the three and nine months ended September 30, 2024

The following table sets forth certain items from our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2024 (“2024-Q3”) ("2024-YTD") and 2023 ("2023-Q3") ("2023-YTD"), respectively, together with the percentage of total revenue which each such item represents:

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2024	2023	Change Favorable (Adverse) in %	2024	2023	Change Favorable (Adverse) in %
Revenue	$2,504	$4,889	(49)	$8,430	$14,550	(42)
Cost of goods sold	1,892	3,273	42	6,687	9,771	32
Gross profit	612	1,616	(62)	1,743	4,779	(64)
Sales and marketing	1,067	1,119	5	3,570	3,634	2
Research and product development	782	889	12	2,544	2,805	9
General and administrative	951	1,097	13	2,819	3,373	16
Total operating expenses	2,800	3,105	10	8,933	9,812	9
Operating loss	(2,188)	(1,489)	(47)	(7,190)	(5,033)	(43)
Other income (expense), net	142	157	(10)	439	1,877	(77)
Loss before income taxes	(2,046)	(1,332)	(54)	(6,751)	(3,156)	(114)
Provision for income taxes	16	19	16	29	46	37
Net loss	$(2,062)	$(1,351)	(53)	$(6,780)	$(3,202)	(112)

Revenue

Our revenue decreased to $2.5 million in 2024-Q3 compared to $4.9 million in 2023-Q3 due to a 50% decline in audio conferencing, a 40% decline in video products, and a 50% decrease in microphones. Our traditional ceiling mics, personal audio-conferencing products, and video cameras suffered revenue declines due to lack of demand and the loss of the major customer. When comparing 2024-Q3 to 2023-Q3, all sales regions suffered revenue loss. Revenues from Americas declined by 61%, from Europe and Africa by 50%, and from Asia Pacific (including Middle East, India and Australia) by 34%.

Our revenues decreased to $8.4 million in 2024-YTD compared to $14.6 million 2023-YTD due to a 48% decline in audio conferencing, a 30% decline in video products, and a 39% decrease in microphones. Our traditional ceiling mics, personal audio-conferencing products. and video cameras suffered revenue declines due to lack of demand. When comparing 2024-YTD to 2023-YTD, all sales regions suffered revenue loss. Revenues from Americas decline by 56%, from Europe and Africa by 44%, and from Asia Pacific (including Middle east, India and Australia) by 23%.

Costs of Goods Sold and Gross Profit

Cost of goods sold includes expenses associated with finished goods purchased from outsourced manufacturers, the repackaging of our products, our manufacturing and operations organization, property and equipment depreciation, warranty expense, freight expense, royalty payments, and the allocation of overhead expenses.

Our gross profit margin decreased from 33.1% during 2023-Q3 to 24.4% during 2024-Q3.

The decline was due to discounting products to close sales and an increase in purchase price variances from increasing vendor costs.

Our gross profit margin decreased from 32.8% during 2023-YTD to 20.7% during 2024-YTD.

The decline was due to increased inventory scrap and write-off costs, discounting products to close sales, and an increase in purchase price variance from increasing vendor costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our profitability in the near term continues to depend significantly on our revenues from professionally installed audio-conferencing products. We hold long-term inventory and if we are unable to sell our long-term inventory, our profitability might be affected by inventory write-offs and price mark-downs. Our long-term inventory consists primarily of three product categories. These categories are as follows: Converge Pro and Beamforming microphone array products, cameras, and raw materials that will be used primarily for manufacturing professional audio-conferencing products and BMA microphones. Any business changes that are adverse to these product lines could potentially impact our ability to sell our long-term inventory in addition to our current inventory.

Operating Expenses

Operating expenses include sales and marketing (“S&M”) expenses, research and product development (“R&D”) expenses and general and administrative (“G&A”) expenses. Total operating expenses in 2024-Q3 were $2.8 million compared to $3.1 million in 2023-Q3. Total operating expenses were $8.9 million for 2024-YTD compared to $9.8 million for 2023-YTD. The following contains a more detailed discussion of expenses related to sales and marketing, research and product development, general and administrative, and other items.

Sales and Marketing - S&M expenses include selling, customer service, and marketing expenses such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses.

S&M expenses remained consistent in 2024-Q3 , $1.1 million compared to  $1.1 million in 2023-Q3.

S&M expenses remained consistent in 2024-YTD $3.6 million compared to $3.6 million in 2023-YTD.

.

Research and Product Development - R&D expenses include research and development, product line management, engineering services, and test and application expenses, including employee-related costs, outside services, expensed materials, depreciation, and an allocation of overhead expenses.

R&D expenses remained consistent in 2024-Q3, $0.8 million compared to $0.8 million in 2023-Q3.

R&D expenses decreased to $2.5 million in 2024-YTD compared to $2.8 million for 2023- YTD. The reduction was primarily due to a reduction in personnel.

General and Administrative - G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs, and corporate administrative costs, including costs related to finance and human resources teams.

G&A expenses decreased to $1.0 million in 2024-Q3 compared to $1.1 million in 2023-Q3. The reduction was primarily due to (a) decrease in insurance expenses, (b) and a reduction in amortization expense.

G&A expenses decreased to $2.8 million in 2024-YTD compared to $3.4 million in 2023-YTD. The reduction was primarily due to (a) a decrease in legal expenses, (b) and a decrease in insurance expenses, (c) reduction in employee-related expenses, (d) and a reduction in amortization expense.

Interest Expense

Interest expense was $0 in 2024-Q3 compared to $0.1 million in 2023-Q3. Interest expense decreased to $0.3 million in 2024-YTD compared to $0.5 million in 2023-YTD. The interest expense was $0.0 due to repayment of all the debts in full in 2023.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other income (expense), net

Other income (expense), net includes interest income, foreign currency changes and gain or loss on disposal of assets. Other income for 2024-Q3 included $0.03 million of interest income received on marketable securities compared to $0.24 million in 2023-Q3

Other income of 2024-Q3 includes $0.087 million of gain on disposal of inventory compared to $(0.08) million of interest expense on debt in 2023-Q3.

Provision for income taxes

During each of the nine months ended September 30, 2024 and 2023, we did not recognize any benefit from the losses incurred due to setting up a full valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2024, our cash and cash equivalents were approximately $1.7 million compared to $17.8 million as of December 31, 2023. Our working capital was $19.7 million and $39.1 million as of September 30, 2024 and December 31, 2023, respectively.

Cash used in operating activities was approximately $4.6 million in the nine months ended September 30, 2024, a decrease of approximately $55.7 million from $51.1 million of cash provided by operating activities in the nine months ended September 30, 2023. The decrease in cash inflow was primarily due to the difference between $55 million in receipts from legal settlements received in first half of 2023 and $0 received in first nine months of 2024.

Cash provided by investing activities in the nine months ended September 30, 2024 was $2.9 million compared to $6.8 million of cash used in investing activities in the nine months ended September 30, 2023. The increase in cash provided by investing activities was primarily due to proceeds from sale of marketable securities of $7.9 million offset by purchases of marketable securities of $(4.7) million in the nine months ended September 30, 2024 compared to $3 million and $(9.3) million respectively for the nine months ended September 30, 2023.

Cash used in financing activities in the nine months ended September 30, 2024 was $(14.5) million compared to $(31.7) million of cash being used in the nine months ended September 30, 2023. This was comprised primarily of dividend distributions payments made.

The Company believes, although there can be no assurance, that the current cash position and effective management of working capital, will provide the liquidity needed to meet our operating needs through at least November 14, 2025. The Company also believes that its strong portfolio of intellectual property and its solid brand equity in the market will enable it to raise additional capital if and when needed to meet its short and long-term financing needs; however, there can be no assurance that, if needed, the Company will be successful in obtaining the necessary funds through equity or debt financing on favorable terms or at all. If the Company needs additional capital and is unable to secure financing, it may be required to further reduce expenses, or delay product development and enhancement.

As of September 30, 2024, we had open purchase orders of approximately $3.5 million, mostly for the purchase of inventory.

As of September 30, 2024, we had inventory totaling $16.5 million, of which non-current inventory accounted for $2.2 million. This compares to total inventories of $13.8 million, which includes non-current inventory of $3.1 million as of December 31, 2023.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2024 (in millions):

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 years
Operating lease obligations	$0.8	$0.3	$0.4	$0.10	$—
Purchase obligations	3.5	3.5	—	—	—
Total	$4.3	$3.8	$0.4	$0.1	$—

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

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.     CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2024 was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial and Accounting Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures are effective at a reasonable assurance level as of September 30, 2024.

There has been no change in the Company's internal control over financial reporting as of September 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ClearOne, Inc., (Registrant)

	By:	/s/ Derek L. Graham
November 14, 2024		Derek L. Graham Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Simon Brewer
November 14, 2024		Simon Brewer Chief Financial Officer (Principal Accounting and Principal Financial Officer)

