Form 10-K
period 2024-12-31
CLEARONE INC
filed 2025-03-28
CIK 840715

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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

The aggregate market value of the shares of voting common stock held by non-affiliates was approximately $15.6 million at June 28, 2024, (the Company’s most recently completed second fiscal quarter), based on the $0.65 closing price for the Company’s common stock on the Nasdaq Capital Market on such date. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

The number of shares of ClearOne common stock outstanding as of March 27, 2025 was 25,992,995.

Documents Incorporated by Reference: None

CLEARONE, INC.

Annual Report on Form 10-K For the year ended December 31, 2024

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements reflect our views with respect to future events based upon information available to us at this time. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from these statements. Forward-looking statements are typically identified by the use of the words “believe,” “may,” “could,” “will,” “should,” “expect,” “anticipate,” “estimate,” “project,” “propose,” “plan,” “intend,” and similar words and expressions. Examples of forward-looking statements are statements that describe the company’s review of strategic alternatives, proposed development, manufacturing, and sale of our products; statements that describe expectations regarding pricing trends, the markets for our products, our anticipated capital expenditures, our cost reduction and operational restructuring initiatives, and future impact of regulatory developments; statements with regard to the nature and extent of competition we may face in the future; statements with respect to the anticipated sources of and need for future financing; and statements with respect to future strategic plans, goals, and objectives and forecasts of future growth and value. Forward-looking statements are contained in this report under “Business” included in Item 1 of Part I, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of this Annual Report on Form 10-K. The forward-looking statements are based on present circumstances and on our predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences and timing than those now assumed or anticipated. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the risk factors discussed in this report under the caption “Item 1A Risk Factors.” These cautionary statements are intended to be applicable to all related forward-looking statements wherever they appear in this report. The cautionary statements contained or referred to in this report should also be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. Any forward-looking statements are made only as of the date of this report and we assume no obligation to update forward-looking statements to reflect subsequent events or circumstances.

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

Our comprehensive line of high-quality conferencing and collaboration products are targeted for large, medium and small businesses, as well as for personal use. We are an innovative solution provider in the installed professional audio-conferencing market, where our products are used in numerous industries such as enterprise, healthcare, education, government, legal and finance.

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

Our Business Strategy

The Company’s primary challenge is the loss of revenue and consequent reduction of cash flows due to operating losses. Our current strategy consists of the following elements to overcome this adverse situation:

●	Continue our product innovation to bring to market products that are needed by our partners and end-users;
●	Increase margins of our products and reduce operational costs to improve profitability;
●	Focus on our core products and improve the quality, ease of use, and competitiveness of our products;
●	Develop products that have improved interoperability with products from other suppliers; and
●	Provide continually improving levels of support to our channel partners.

We currently participate in the following markets:

●	All aspects of audio conferencing including installed professional audio conferencing through DSP mixers, and USB based speakerphones;
●	Professional microphones to support audio and video collaboration through patented beamforming microphone arrays, ceiling microphones and wireless microphones;
●	Visual collaboration including cameras, and Bring-Your-Own-Device systems; and
●	Audio Visual Networking which includes sound reinforcement and audio distribution.

Our business goals are to:

●	Improve our global market share in the professional installed conferencing products segment;
●	Position ClearOne as the preferred AV channel partner uniquely offering a complete value-chain of solutions from audio to video maximizing AV channel partner profitability;
●	Extend total addressable market from our traditional stronghold of installed audio conferencing and microphones to adjacent complementary markets – video collaboration and AV networking;
●	Continue to leverage visual collaboration and AV networking technologies to enlarge our current market share;
●	Focus on the small and medium business market segment with appropriately scaled, lower cost and less complex products and solutions;
●	Capitalize on the growing influence of information technology channels in the audio-visual market and introduce more solutions to these channels;
●	Capitalize on the convergence of audio visual and information technology to meet enterprise and commercial communication needs for complete AV room solutions;
●	Improve the interoperability of our products to increase the ability of our products to work with wider range of other audio-visual products in the market;
●	Pursue certifications and partnerships to position our products favorably in the growing Microsoft Teams ecosystem;
●	Leverage software-based platforms across all our product lines; and
●	Expand and strengthen our sales channels.

We will continue to focus on our core strengths, which include the following:

●	Providing a superior conferencing and collaboration experience;
●	Delivering the complete value chain for audio visual communication;
●	Extending our capabilities in product innovation in the areas of AV collaboration and AV networking;
●	Offering greater innovation, interoperability and value to our end-users and channel partners;
●	Leveraging and extending ClearOne technology, leadership and innovation;
●	Focusing on our core products and improving the quality of our products to attain higher levels of customer satisfaction;
●	Leveraging our strong domestic and international channels to distribute new products; and
●	Strengthening existing end-user and channel partner relationships through dedicated and comprehensive support.

PRODUCTS

Our products can be broadly categorized into the following:

●	Audio-conferencing including installed DSP based professional audio conferencing and USB-based speakerphones;
●	Professional microphones consisting of patented beamforming microphone arrays, ceiling microphones and wireless microphones; and
●	Video including video collaboration and AV networking products.

AUDIO CONFERENCING

Our full range of audio conferencing products include (i) professional installed DSP based audio conferencing and sound-reinforcement products used in enterprise, healthcare, education and distance learning, government, legal and finance organizations, (ii) mid-tier premium conferencing products for smaller rooms and small and medium businesses which interface with video and web conferencing systems, and (iii) affordable USB-based speakerphones that can be used with PCs, laptops, tablets, smartphones, and other portable devices.

Our audio-conferencing products feature our proprietary HDConference®, Distributed Echo Cancellation® and noise cancellation technologies to enhance communication during a conference call by eliminating echo and background noise. Most of our products also feature some of our other HDConference proprietary audio processing technologies such as adaptive modeling and first-microphone priority, which combine to deliver clear, crisp and full-duplex audio. These technologies enable natural and fatigue-free communication between distant conferencing participants.

Our audio-conferencing products contributed 37.7% and 44.7% of our consolidated revenue in 2024 and 2023, respectively.

Professional installed audio-conferencing and sound reinforcement

We compete in the global professional installed audio-conferencing market. We are a pioneer in the development of high-end, professional conferencing products and we have established strong brand recognition for these products worldwide. Our installed professional conferencing products include the CONVERGE® Pro 2 and CONVERGE Pro 2 SR product lines.

Our flagship CONVERGE Pro 2 product line leads our professionally installed audio products line. The CONVERGE Pro 2 product line currently includes CONVERGE Pro 2 128, CONVERGE Pro 2 128VT, CONVERGE Pro 2 128VTD, CONVERGE Pro 2 120, CONVERGE Pro 2 012, CONVERGE Pro 2 48VT and CONVERGE Pro 2 48VTD. CONVERGE Pro 2 SR product line currently includes CONVERGE Pro 2 128SR, and CONVERGE Pro 2 128SRD. CONVERGE Pro 2 and CONVERGE Pro 2 SR together offer various levels of integration and features to allow a commercial system integrator to optimize a system to fit diverse conferencing applications and environments. The CONVERGE Pro 2 product line succeeded the original CONVERGE Pro product line, which is currently being phased out as our customers transition fully to the CONVERGE Pro 2 product line.

CONVERGE Pro 2’s broad DSP platform satisfies clients’ diverse audio needs with these features:

●

Best-in-class audio delivered through next-gen Acoustic Echo Cancellation and Noise Cancellation processing with Acoustic Intelligence, advanced microphone gating and built-in DARE™ feedback elimination;

●	Powerful architecture – Up to 12 mic/line inputs per unit, built-in USB audio interface, built-in optional Dante™ for networked audio;

●	Daisy-chainable design to support up to 144 Mic/line inputs, C-Link expansion bus with 150 channels and P-Link bus for scalable connection of peripheral devices including any combination of ClearOne peripheral devices, such as the BMA CT, BMA 360, USB Expander, GPIO Expander and/or the DIALOG® 20 USB Wireless Microphone system;
●	Supports video conferencing, audio and web conferencing, in-room meetings, wireless presentation, and more;
●	Integration of VoIP or telephony, USB, and Dante™ for maximum functionality;
●	Ability to control local meeting rooms and audio distribution applications with flexible options – BYOD dialer apps or 3rd party control systems.
●	Configure, manage, monitor and troubleshoot the entire system of auto-discovered devices with MatrixView™ and FlowView™ in CONSOLE AI for visualized audio signal paths.

The CONVERGE Pro 2 line of products is ably supported by a GPIO expansion box and a USB expansion box. CONVERGE Pro 2 products interoperate with Microsoft Teams, Zoom, Google Meet, and other popular collaboration applications.

Our CONVERGENCE Cloud software is a unified AV network management platform to monitor, control, and audit ClearOne Pro Audio and Video products and services. Remote real-time system access provides at-a-glance and all-inclusive dashboard views with auto-discovery of Pro Audio devices and unlimited scalability designed to support organizations of any size. With the Cloud option, AV Practitioners can profit by offering value-added Management as a Service (“MaaS”) opportunities to easily support multiple clients and multiple networks with fully secure, real-time remote system access on a single multi-tenant platform. The powerful and elegant user interface, in twelve languages, works on any browser and features email and immediate SMS text alerts. Relevant information is quickly found with search, sort, and filter options. CONVERGENCE AV Cloud can be virtually partitioned for AV management by location such as building, floor, room, or any desired global topology. Practitioners can easily manage accounts, assigning three levels of access with Owner, Administrator, and Monitor roles; all housed on encrypted secure cloud servers. Client tenant usage can be conveniently tracked for invoicing and optional auto-payment reminders. CONVERGENCE also integrates with third-party monitoring solutions.

Mid-Tier Premium Conferencing

Our premium conferencing offering consists of the CONVERGE Huddle product line. Premium conferencing solutions are mid-tier, lower cost, conferencing product solutions designed to meet the needs of our larger customers with smaller conferencing rooms as well as small and medium businesses. CONVERGE Huddle is a versatile solution for multiple use huddle room environments at a price point that meets budget requirements for audio and video collaboration applications. CONVERGE Huddle connects to ClearOne or third-party peripheral devices, such as microphones, speakers, cameras, and display screens and applications such as Microsoft Teams, Zoom, Google Meet, GoToMeeting ™, and WebEx® through a single clutter-free USB 3.0 connection to a laptop. It comes with professional quality Acoustic Echo Cancellation and Noise Cancellation algorithms and user-friendly CONSOLE® AI software. It can be mounted easily under a table, behind a display, on a wall or in a rack.  CONVERGE Huddle can be easily connected to enterprise telephones,  dedicated in-room systems like Microsoft Teams Room and Zoom Room systems and software-based video clients.

Speakerphones

Our CHAT® product line of speakerphones includes affordable and stylish USB based personal and group speakerphones. CHAT speakerphones provide full-duplex and rich full bandwidth frequency response for superior audio clarity. CHAT products are designed for a wide variety of applications and devices (fixed or portable) for greatly enhanced collaboration wherever and whenever needed. CHAT speakerphones are offered either as personal speakerphones under the CHAT 50 SKU or as group speakerphones under CHAT 150, CHATAttach® 150, and CHAT 150 BT SKUs.

CHAT 50 personal speakerphones are approximately the size of a deck of cards, and connect to PCs and Macs for rich, clear, hands-free audio. CHAT 150 group speakerphones are designed for small group use. These can connect to the same devices and applications as the CHAT personal speakerphones but feature three microphones in a larger design for use by a larger number of participants. CHAT group speakerphones make it possible to introduce rich, crystal-clear conferencing capability without the need to introduce a separate traditional conference phone. CHATAttach® is comprised of two CHAT 150 group speakerphones which can be daisy-chained together to function as a single conferencing system for much larger coverage than a single CHAT 150.

The CHAT® 150 BT group speakerphone with USB and Bluetooth connectivity enhances the conferencing experience for the ultimate in business class performance. With simple, instant connection to personal computers, mobile devices or Bluetooth-enabled desk phones, the CHAT® 150 BT group speakerphone provides users with an affordable way to upgrade home offices, executive offices, and mid-size meeting rooms with BYOD convenience and superior audio clarity for audio conferences and video meetings. The CHAT® 150 BT speakerphone also has an audio bridging feature that allows far end conference participants connected via a software conferencing application through USB, local users of the speakerphone, and far end callers on a mobile call connected through Bluetooth to all join the same call and hear each other clearly. Featuring a steerable microphone array with first-mic priority, the CHAT® 150 BT speakerphone intelligently activates the microphone closest to the person speaking, reducing interference from ambient noise. Like all ClearOne microphone products, the CHAT® 150 BT speakerphone is compatible with popular collaboration platforms including Microsoft® Teams, Zoom™, WebEx™, Google® Meet™, and many more. The new BT model retains all the class-leading features of the original CHAT® 150 speakerphone, including Advanced Noise Cancellation, Full Duplex Distributed Echo Cancellation™ and Automatic Level Control algorithms, to ensure highly intelligible, natural audio capture and playback. It also supports NFC tap-to-pair and includes a wired USB connection for compatibility with the full variety of modern devices.

PROFESSIONAL MICROPHONES

Our microphones contributed 45.6% and 41.4% of our consolidated revenue in 2024 and 2023, respectively.

Beamforming Microphone Array

All the innovations developed for our patented Beamforming Microphone Array Ceiling Tile (BMA CT) make the integrator’s job easier and more profitable. The BMA CT dramatically transforms how integrators can approach system design for ceiling tile installations, allowing for multi-array setups that can utilize a single, low-channel count DSP mixer while maintaining ClearOne’s high level of performance and reliability. Further simplification comes from the array’s built-in power amplifier, which allows each array to drive two 10-Watt, 8-Ohm loudspeakers. The BMA CT also features ClearOne’s proprietary adaptive steering technology (think of it as smart switching). This provides impeccable room coverage while eliminating the need to adjust individual beams. Integrators can daisy chain ceiling tiles via P-Link (ClearOne’s proprietary peripheral link) for larger conference setups – for simpler wiring and longer distances compared to networked home-run connections. P-Link also allows integrators to daisy chain additional peripherals such as wireless mics, USB Expanders, and GPIO Expanders.  The system supports all this functionality with zero consumption of analog I/O and signal processing in the DSP leaving those resources available for other needs.

Other members of our professional microphone products include the COLLABORATE Versa family of products.  At the heart of the system, is the USB audio-enabled Beamforming Mic Array Ceiling Tile (BMA CT). Thanks to its onboard processing, the BMA CT performs acoustic echo cancellation, noise cancellation, and beam selection, so no external DSP is required. The array’s adaptive steering (think of it as smart switching) provides impeccable room coverage.  COLLABORATE Versa Lite CT is a USB audio enabled BMA CT room solution. This solution dramatically enhances the audio experience for any cloud-collaboration application such as Zoom, Microsoft Teams, and Webex, without the need for a DSP. The system can be easily and quickly configured using ClearOne’s CONSOLE® AI Lite software with Audio Intelligence™. A laptop or a desktop PC can be connected to the BMA CT directly through the USB port on the Versa USB to share room audio. The included 50-foot CAT6 cable connects the Versa USB Expander to the BMA CT.

Our BMA 360, delivers unequaled audio performance and deployment ease. The ClearOne BMA 360 is the world’s first truly wideband, frequency invariant beamforming mic array with uniform gain response across all frequency bands. With FiBeam™ technology, conference participants experience the ultimate in natural and full fidelity audio across all beams and within a single beam. Deep sidelobe beamforming, DsBeam™, provides unparalleled maximum sidelobe depth, below -40 dB, resulting in superior rejection of reverberation and noise in difficult spaces for superb clarity and intelligibility.

The BMA 360 is based on a dramatically new approach to beamforming that provides a new beam topology to easily achieve distortion-free, full 360-degree coverage of any room shape and any seating arrangement using ClearOne Audio Intelligence™. Further advancements in adaptive steering (think of it as smart switching) provide impeccable coverage of each conference participant as well as support for camera tracking. In addition to the advancements in beamforming technology, the 6G Acoustic Echo Cancellation (AEC) delivers unmatched per-beam full-duplex audio performance. On-board audio algorithms, like noise reduction, filtering, and Automatic Level Control, eliminate the need for per-beam processing in a DSP - requiring fewer DSP resources. Finally, robust built-in amplifiers, configurable as 4 x 15 Watt or 2 x 30 Watt, provide flexibility for driving loudspeakers. ClearOne’s breakthrough technologies, FiBeam, DsBeam, and 6G AEC combine to create VividVoice™, a significant advancement for professional conferencing. The integrated features in the BMA 360 significantly reduce system design complexity, simplify installation, consume less rack space, and lower system cost. The BMA 360 also supports daisy-chaining of up to three ceiling tiles via P-Link for divisible rooms, or larger conference setups – for simpler wiring, longer distances, and lower-cost deployments compared to networked “homerun” connections via Ethernet. ClearOne’s BMA technology is protected by at least a dozen patents.

In February 2021, we expanded the applications for our BMA 360, Beamforming Microphone Array Ceiling Tile with the addition of a new Voice Lift feature that allows its impeccable audio to be locally amplified and heard throughout classrooms, lecture halls, and large meeting rooms. ClearOne’s powerful breakthrough technologies, FiBeam™ and DsBeam™, already found on the BMA 360, enable exceptional new levels of Voice Lift performance. FiBeam technology makes the BMA 360 the world’s first truly wideband, frequency-invariant beamforming mic array that provides the ultimate in natural and full-fidelity sound. DsBeam provides unparalleled sidelobe depth below -40 dB, resulting in superior rejection of reverb and noise and providing superb clarity and intelligibility. With the addition of the new Voice Lift feature, the BMA 360 offers everything desired in a beamforming microphone array ceiling tile—superior beamformed audio, echo cancellation, noise cancellation, auto-mixing, power amplifiers, and camera-tracking functions. The ClearOne architecture offers easy setup and configuration for foolproof installation which benefits AV practitioners. End-users also benefit from the BMA 360’s reduced overall system cost for maximum return on investment. Each BMA 360 can have up to four Voice Lift zones to provide a simple and intuitive way to drive multiple speaker groups, allowing everyone to easily hear and be heard. Built-in 4 channel power amplifiers make wiring simple, convenient, and provide a large cost savings. ClearOne’s innovative combination of built-in power amplifiers and mix-minus zones makes the Voice Lift feature extremely simple to create and deploy. The BMA 360, now with Voice Lift, sets another industry standard for exceptional mic pickup distance and system gain.

At Infocomm 2023, we unveiled the BMA 360D, the newest member of the world’s most advanced beamforming microphone array ceiling tile family. The BMA 360D offers unrivaled audio performance and native compatibility with any Dante-enabled DSP. The new Dante-compatible beamforming microphone array allows integrators and users to leverage ClearOne’s industry-leading microphone innovations in more projects and spaces than ever before. The BMA 360D takes our groundbreaking product to the next level by leveraging standard IP networking infrastructure in an enterprise, empowering AV and IT practitioners to upgrade existing room solutions to use more powerful microphones and expanding flexibility that enables third-party DSP integrations in new system designs. The added power and advanced beamforming also enhance the performance of critical modern functions such as voice lift and camera tracking. Dante integration in the BMA 360D enhances the array’s functionality by delivering unprocessed beam audio on individual Dante transmit channels. Additionally, a smart-switched output is delivered on a separate Dante channel to provide the optimal mix of active inputs while enabling ClearOne’s full suite of audio enhancements, which include echo cancellation, noise cancellation, and level control. The BMA 360D incorporates the industry’s only ultra-wideband, frequency-invariant beamforming mic array technology with uniform gain response across all frequency bands. With proprietary FiBeam™ and DsBeam™ technology, participants experience natural and full-fidelity audio across all beams and within a single beam. DsBeam delivers superb clarity and intelligibility through unparalleled sidelobe depth below -40 dB, resulting in superior rejection of reverb and noise even in challenging environments. Integrator setup is simplified by convenient preset beam patterns for common room layouts, while custom beam patterns can be created for unique floor plans. Combined with adaptive steering that focuses audio pickup on active speakers, the adjustable beam patterns provide impeccable coverage of every meeting or conference participant. The exceptional accuracy of ClearOne’s beamforming and adaptive steering technologies also enhance the performance of voice lift and camera tracking functions for any attached DSP.

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

The Ceiling Microphone Array Analog-X series of ceiling microphones feature superior sound quality, adjustability for desired height from 0 to 7 feet and numbered microphone elements for easy identification. This product line was further expanded with the introduction of Ceiling Microphone Array Dante, a tri-element ceiling microphone array with built-in Dante audio networking for conferencing and sound reinforcement applications. Each Ceiling Microphone Array Dante utilizes three premium quality microphone elements to deliver 360-degree room coverage for boardrooms, conference rooms, telemedicine facilities and more. Dante networking technology offers simple installation with CAT5 or CAT6 cabling, and delivers uncompressed, multi-channel audio with near-zero latency and sample accurate time synchronization throughout the network.

Wireless Microphones

ClearOne’s wireless microphone products include the WS800 Wireless Microphone Systems, which are comprised of four types of wireless microphones/transmitters (Tabletop/boundary, Gooseneck, Handheld, Bodypack) and a base-station receiver with either 4 or 8 channels. The base-station receivers easily connect to professional audio mixers. Our portfolio of wireless microphone systems includes digital compressed and uncompressed versions, Dante-compatible versions and multiple frequency ranges catering to various international markets.

 ClearOne’s wireless microphone product portfolio also includes the DIALOG® 20 USB two-channel wireless microphone system. Leveraging the full power of ClearOne's robust, adaptive frequency-hopping "spread" spectrum technology within the 2.4 GHz unlicensed spectrum, DIALOG 20 USB has several advantages over fixed-frequency transmission. DIALOG 20 USB incorporates flexible features and multiple options usually available only in much larger systems. While DIALOG 20 USB works seamlessly with all commercially available DSPs, it boasts additional features when natively interfacing with our CONVERGE Pro 2 products.

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

VIDEO

Our video products contributed 16.7% and 13.8% of our consolidated revenue in 2024 and 2023, respectively.

Bring your own device and web conferencing

COLLABORATE Versa Pro CT, includes a Huddle DSP and the Huddle-compatible and patented BMA CT that is a perfect fit for small-to medium-sized rooms. The COLLABORATE Versa Pro CT is a great room solution for Bring Your Own Device (BYOD) collaboration using any cloud-based service. such as Microsoft Teams, WebEx, Zoom, and more. The system includes the Company’s BMA CT Beamforming Microphone Array Ceiling Tile with built-in AEC. The COLLABORATE Versa Pro CT system also includes mic/line inputs with AEC, line outputs, 4x10 Watt power amps, USB audio, and HDMI. The system comes preloaded with a project file ready for the most common room configuration. Or it can be further configured using CONSOLE® AI software, now with enhanced visualization and Audio Intelligence.

In April 2023 we announced the immediate market availability of the Versa UCS2100 Collaboration Switcher Kit. Designed for use in small to mid-sized meeting rooms, board rooms, and executive offices, the Versa UCS2100 automatically detects HDMI and USB-C sources, such as a dedicated in-room PC or a Bring-Your-Own-Meeting (BYOM) laptop and offers the flexibility for users to access the same set of in-room AV peripherals, such as cameras and audio devices. Its USB-C input provides up to 100watts charging and provides simultaneous 1 x HDMI output and 1 x HDBaseT output. When combined with ClearOne UNITE series PTZ cameras, CONVERGE® Pro 2, CONVERGE® HUDDLE, and CHAT series audio conferencing devices, the Versa UCS2100 delivers guaranteed performance and a streamlined user experience that supports automatic source detection and switching and is controllable via RS-232, TCP/IP, or front panel buttons.

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

Cameras

UNITE 150 is a professional-grade PTZ camera series supporting USB connectivity. It delivers 1080p HD resolution, 12X optical zoom and is compatible with PC-based and Pro-AV applications, supporting a wide range of meeting spaces.

The UNITE 200 Pro PTZ HD Camera elevates video conferencing with professional grade 1080p60 Full HD resolution and precise pan, tilt, and 20x zoom functionality. This camera supports simultaneous USB video and standards-based video streaming over an IP network for connection to a video conferencing system and local video playback at the same time. It's designed for demanding environments that require superior video quality and control.

The UNITE 180 ePTZ professional camera provides a full 180-degree panoramic field-of-view with “real-time stitching” to achieve a variety of useful viewing modes for any application and environment. Designed for professional-quality visual collaboration, conferencing, UC applications, distance learning, and more, the UNITE 180 camera provides six viewing mode options as well as panoramic view for the ultimate in camera flexibility. Real-time stitching creates a seamless 180-degree panoramic view of wide spaces by bringing the views of multiple lenses together as one complete image. Large classroom settings, training centers, or any wide conferencing area are all captured and presented with perfect clarity in any of the viewing mode options. A 4x zoom further enhances the UNITE 180 feature set. The UNITE 180 is compatible with all popular cloud-based video collaboration applications including Microsoft Teams, Zoom, WebEx, Google Meet, and others.

Our UNITE® 60 camera is a wide angle 4K USB camera featuring AI-powered smart face and voice tracking, along with electronic PTZ (pan/tilt/zoom) capabilities. With a 120-degree field of view, and a plug-and-play USB 3.0 connection for video, control, and power, the UNITE 60 camera is ideally suited for rooms such as executive offices, huddle rooms, or smaller conference rooms. The UNITE 60 camera leverages a wide dynamic range and super-high SNR with advanced 2D and 3D noise reduction to deliver excellent visuals across varied lighting conditions. In addition to the AI auto-tracking feature, the camera can also be controlled via IR remote or UVC protocol. The camera can be paired with a wide variety of microphones and speakers.

Our UNITE 160 camera offers cutting-edge 4K UHD performance with 12x optical zoom capabilities, remote-controlled mechanical pan and tilt as well as AI-powered smart face tracking and auto framing. This camera is designed to capture all participants in large rooms while enabling automated focus on a moving presenter, making it ideal for larger spaces including board rooms, training centers, conference rooms and classrooms. This camera offers an integrated AI-based camera tracking solution for rooms that are a fit for ClearOne's Versa Lite CT and a single camera. This new lower-cost camera tracking configuration eliminates the need for a DSP and a control system.

On January 16, 2023, we introduced the UNITE 260 Pro camera, a professional grade 4K Ultra HD camera featuring both a 20X optical zoom and 16X digital zoom that allows users to capture every participant in all meeting, training, and learning environments it is deployed in. Compatible with all popular meeting applications like Microsoft® Teams, Zoom™, WebEx™, and Google® Meet™, this camera features an AI-based smart face tracking mode that keeps a selected presenter in the frame as they move about the room. Alternatively, the camera’s AI-based auto framing mode always keeps an entire group in perfect view. With dual video outputs HDMI and IP, the UNITE 260 Pro Camera is an excellent choice for a hybrid environment: streaming content while simultaneously showing it live where the presentation is occurring.

AV Networking

Our AV networking products deliver the ultimate IP A/V experience by streaming time sensitive high definition audio and video and control over IP networks. By combining audio and/or video content, meta-data and control signals into one digital stream in harmony with industry standards, they leverage the advantages of using IP over traditional analog systems.

For those needing a powerful yet adaptable solution with support for Dante and AES67 network audio, the CONVERGE Pro 2 128SRD is a top-of-the-line audio distribution and sound reinforcement solution. This model supports 12 analog input channels and 8 analog output channels plus 16x16 Dante or AES67 digital audio channels and provides advanced audio management and routing options, making it perfect for complex audio environments.

The CONVERGE Pro 2 012 is a versatile and scalable solution for sound reinforcement, offering 12 channels of high-quality audio outputs. Its compact design makes it suitable for smaller venues or as a component in larger systems, providing clear and accurate sound reproduction across diverse applications.

The Versa USB22D lets you connect any computer to a Dante network with no software installation and can be used with any audio application for playback or capture, making it ideal for conference rooms, classrooms, and lecture halls. It supports two input channels and two output channels of audio, allowing PCs and mobile devices to play and capture audio with Dante-enabled devices over a standard IP network. The Versa USB22D provides a convenient and reliable audio solution for your BYOD setup.

Our LS5WT wall speakers and LS6CT ceiling speakers are designed to provide high-quality audio in small and large meeting spaces.

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

Our product sales generated in the United States and outside the United States for the years ended December 31 are as follows:

Revenue in millions	2024		2023
	Revenue	%	Revenue	%
In the United States	$3.8	33.3%	$8.2	43.9%
Outside United States	7.6	66.7%	10.5	56.1%
	$11.4	100.0%	$18.7	100.0%

We sell directly to our distributors and resellers in approximately 46 countries worldwide. We anticipate that the portion of our total product revenue from international sales will continue to be a significant portion of our total revenue as we further enhance our focus on developing new products, establishing new channel partners, strengthening our presence in key growth areas, complying with regional environmental regulatory standards, and improving product localization with country-specific product documentation and marketing materials.

Distributors, Resellers and Independent Integrators

We sold our products directly to approximately 202 distributors and direct resellers throughout the world during 2024. Distributors and resellers purchase our products at a discount from list price and resell them worldwide to hundreds of independent systems integrators, telephony value-added resellers, IT value-added resellers, and PC dealers on a non-exclusive basis. Our distributors maintain their own inventory and accounts receivable and are required to provide technical and non-technical support for our products to the next level of distribution participants. We work with our distributors and resellers to establish appropriate inventory stocking levels. We also work with our distributors and resellers to maintain relationships with our existing systems integrators, dealers, and other value-added resellers.

While dealers, resellers, and system integrators all sell our products directly to end-users, system integrators typically add significant value to each sale by combining our products with products from other manufacturers as part of an integrated system solution. Commercial dealers and value-added resellers usually purchase our products from distributors and may bundle our products with products from other manufacturers for resale to the end-user. We maintain close working relationships with all our reseller partners and offer them education and training on all our products.

Marketing

Much of our marketing effort is conducted in conjunction with our channel partners who provide leverage for us in reaching existing and prospective customers worldwide. We also regularly attend industry forums and exhibit our products at multiple regional and international trade shows, often with our channel partners. These trade shows provide exposure for our brand and products to a wide audience. We market our ClearOne-branded commercial products on our website at www.clearone.com. We also conduct public relations initiatives to get press coverage and product reviews in industry and non-industry publications alike.

Customers

Since we sell through distributors and value-added resellers, we do not have comprehensive information on end-users who ultimately use our products. As a result, we do not know whether any end-user accounted for more than 10% of our total revenue during any of the periods reported in this Annual Report. Our customers are distributors and value-added resellers. During the year ended December 31, 2024 one of our distributors accounted for 17% of total revenue. For the year ended December 31, 2023 no distributor accounted for more than 10% of our total consolidated revenue. As of December 31, 2024, customer A accounted for 30% and customer B accounted for 12% of trade account receivables. No customer accounted for more than 10% of receivables as of December 31, 2023

As discussed above, distributors facilitate product sales to a large number of independent systems integrators, dealers, and value-added resellers, and subsequently to their end-users. The loss of one or more distributors could reduce revenue and have a material adverse effect on our business and results of operations. Our orders fulfilled on which we had not recognized revenue were $17 thousand and $30 thousand as of December 31, 2024 and 2023, respectively. We had a backlog of unfulfilled orders of approximately $0.3 million and $0.4 million as of December 31, 2024 and 2023, respectively.

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

We believe the following principal factors drive our sales:

●	Quality, features and functionality, and ease of use of the products;
●	Broad and deep global channel partnerships;
●	Brand name recognition and acceptance;
●	Effective sales and marketing;
●	Quality of sales and technical support services; and
●	Significant established history of successful worldwide installations for diverse vertical markets.

In the professional audio-conferencing system and sound reinforcement markets our main competitors include AcousticMagic, Biamp, BOSE, Crestron, Extron, Harman (Samsung), Peavey, Poly, QSC, Shure, Symetrix, Vaddio, Xilica, and Yamaha and any original equipment manufacturing (OEM) partners, along with several other companies potentially poised to enter the market.

Our primary competitors in the USB-based speakerphones market are Jabra, Logitech, HP/Poly, Sennheiser, Yamaha and Yealink and any OEM partners.

In the microphones market, our primary competitors include AKG, Audio Technica, Audix, Avlex/Mipro, Beyerdynamic, Biamp, Clock Audio, Lectrosonics, Nureva, Mediavision/Taiden, Poly, Sennheiser, Shure, TeachLogic, TOA, Yamaha and Vaddio and any OEM partners.

Our video products face tremendous competition from well established players as well as emerging players, including Acano/CISCO, Adobe Connect, Amazon Chime, Avaya (Radvision), Aver, Barco, Blackboard Collaborate, Cisco, Citrix, Fuze, Huawei, InFocus, Kramer, LifeSize, Magor, Pexip, Poly, Microsoft, Starleaf, UNIFY, Vidyo, Yealink, Zoom and ZTE.

Sources and Availability of Raw Materials

We manufacture our products through electronics manufacturing services (“EMS”) providers, who are generally responsible for sourcing and procuring required raw materials and components. Most of the components that our EMS providers require for manufacturing our products are readily available from several sources. However, the past few years have presented significant supply chain challenges. During 2020 and 2021, we experienced a notable tightening of the electronics market, with demand for electronic products—particularly semiconductors such as memories and processors—far outpacing supply, compounded by surging inflation that drove price increases and extended fulfillment cycles. The COVID-19 pandemic further disrupted the entire supply chain, exacerbating these lengthy lead times. Ongoing tariff tensions between the U.S. and China have continued to create uncertainty around pricing, impacting supply chain dynamics.

In 2023, we faced a revenue decline partly due to insufficient inventory to meet demand for professional audio products and BMA, stemming from the transition of manufacturing from China to Singapore by our EMS provider. This transition was successfully completed in the fourth quarter of 2023, stabilizing production capabilities. However, in 2024, we continued to face challenges from the lingering effects of these disruptions. The prior inventory shortages led to delays in fulfilling customer orders, causing some customers to turn to competitors and resulting in damage to our distribution channel. While lead times for many components improved in 2023 and stabilized further in 2024, and component cost increases moderated compared to their peak in 2021, the shift in customer relationships has required us to intensify efforts to rebuild channel confidence and recapture market share.

We remain proactive in addressing these challenges. We collaborate closely with our EMS providers to identify alternative sources for components and raw materials, ensuring competitive pricing and improved quality. Most of our EMS providers and their vendors are thoroughly vetted through our corporate quality assurance process, and we work diligently to ensure that all raw materials and components meet our specifications. These efforts underscore our commitment to restoring supply chain reliability and meeting customer demand effectively moving forward.

Manufacturing

Currently, all of our products are manufactured by EMS providers. Our primary EMS provider is Flex (formerly, Flextronics).

Seasonality

We do not recognize a consistent pattern between the quarters to identify seasonality.

Research and Product Development

We are committed to research and product development and view our continued investment in research and product development as a key ingredient to our long-term business success. Our research and product development expenditures were approximately $3.3 million and $3.7 million during the years ended December 31, 2024 and 2023, respectively.

Our core competencies in research and product development include (a) many audio technologies, including acoustic echo cancellation, noise cancellation and other advanced adaptive digital signal processing technologies, (b) networking and media streaming technologies, (c) video technologies, and (d) cloud technologies. We also have expertise in wireless technologies, VoIP, software and network system development. We believe that continued investment in our core technological competencies is vital to developing new products and to enhancing existing products.

Intellectual Property and Other Proprietary Rights

We believe that our success depends in part on our ability to protect our proprietary rights. We rely on a combination of patent, copyright, trademark, and trade secret laws and confidentiality agreements and processes to protect our proprietary rights.

As of December 31, 2024, we had approximately 79 patents and 5 pending patent applications, including foreign counterpart patents and foreign applications. Our patents and pending patent applications cover a wide range of our products and services including, but not limited to acoustic echo cancellation, beamforming microphone arrays, systems that enable streaming media over IP networks, algorithms for video processing, wireless conferencing systems, spatial audio, and technologies for the Internet of Things. The durations of our patents are determined by the laws of the country of issuance. For the U.S., patents may be 17 years from the date of issuance of the patent or 20 years from the date of its filing, depending upon when the patent application was filed. In addition, we hold numerous U.S. trademarks. The laws of foreign countries may not protect our intellectual property to the same degree as the laws of the United States.

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

Employees

As of December 31, 2024, we had 80 full-time employees. Of these employees, 40 were located in the U.S. and 40 in locations outside the U.S. None of our employees are subject to a collective bargaining agreement and we believe our relationship with our employees is good. We also hire contractors with specific skill sets to meet our operational needs.

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

Risks Relating to Our Business

We may not be successful in completing a strategic transaction within a reasonable timeframe, on attractive terms or at all. If we are unable to complete a strategic transaction, we may not be able to execute our business plan to be able to continue as a going concern.

In November 2024, we announced that our board of directors had formed a Special Transaction Committee (the “Special Transaction Committee”) to conduct a comprehensive review of strategic alternatives focused on maximizing shareholder value, including but not limited to, equity or debt financing alternatives, merger and acquisition transactions, divestiture of assets, licensing opportunities, joint ventures, collaborations or other partnerships with other companies, or a spin-off of the Company’s current business and operations to its current stockholders (each, a “Strategic Transaction”). We may be unable to complete a strategic transaction within a reasonable timeframe, on attractive terms or at all, and market conditions, including the historical volatility in our common stock will likely limit our ability to raise capital on favorable terms, or at all, and the terms of any public or private offerings of debt or equity securities likely would be significantly dilutive to existing stockholders. There is no set timetable for the overall process given the anticipated timelines for different strategic alternatives may vary, and there can be no assurance that this process will result in us pursuing a transaction or that any transaction, if pursued, will be completed on attractive terms or at all. Given these challenges, if we are unable to complete a strategic transaction, we may not be able to continue to execute our business plan to be able to continue as a going concern.

We will require additional financing to fund future operations, which may not be available to us on acceptable terms or at all, and our auditor has expressed substantial doubt about our ability to continue as a going concern.

As of December 31, 2024, we had approximately $1.4 million of cash and cash equivalents. We will need to complete one or more strategic transactions or raise additional working capital to continue our normal and planned operations. We will need to generate and sustain significant revenue levels in future periods in order to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. In addition, as a public company, we will incur accounting, legal and other expenses. These expenditures will make it necessary for us to continue to raise additional working capital. Our efforts to grow our business may be costlier than we expect, and we may not be able to generate sufficient revenue to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, substantial doubt exists about our ability to continue as a going concern and we cannot assure you that we will achieve sustainable operating profits as we continue to expand our business, and otherwise implement our growth initiatives.

The financial statements included with this annual report on Form 10-K have been prepared on a going concern basis. We may not be able to generate profitable operations in the future and/or obtain the necessary financing to meet our obligations and pay liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that we will be able to continue as a going concern. We plan to continue to provide for our capital needs through sales of our securities and/or one or more strategic transactions, however there can be no assurance that we will be successful in completing any such transactions on attractive terms or at all. Our financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern

We face intense competition in all markets for our products and services and our operating results will be adversely affected if we cannot compete effectively against other companies.

The markets for our products and services are characterized by intense competition, pricing pressures and rapid technological change. Our competitive landscape continues to rapidly evolve, in particular with respect to our video-related products. We compete with businesses having substantially greater financial, research and product development, manufacturing, marketing, and other resources than we do. In addition, many of our current competitors, as well as many of our potential competitors, are private companies not subject to the costs and disclosure requirements applicable to us as a public company, have longer operating histories, significantly greater resources to invest in new technologies and more substantial experience in new product development, regulatory expertise, manufacturing capabilities and the distribution channels to deliver products to customers. If we are not able to continually design, manufacture, and successfully introduce new or enhanced products or services that are comparable or superior to those provided by our competitors and at comparable or better prices, we could experience pricing pressures and reduced sales, gross profit margins, profits, and market share, each of which could have a materially adverse effect on our business.

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

Our industry is characterized by vigorous protection of intellectual property rights. We previously were involved in litigation to enforce our intellectual property rights and we may be involved in litigation in the future, which has resulted and could result in our adversaries in such litigation challenging the validity, scope, and/or enforceability of our intellectual property. Irrespective of the merits of these claims, any resulting litigation could be costly and time consuming and could divert the attention of management and key personnel from other business issues. The complexity of the technology involved, and the uncertainty of intellectual property litigation increase these risks. See Part I, Item 3. Legal Proceedings and Note 8 – Commitments and Contingencies of the Notes to Consolidated Financial Statements (Part II, Item 8) for information regarding legal proceedings involving our intellectual property rights.

Our sales depend to a certain extent on government funding and regulation.

In the audio-conferencing products market, the revenue generated from sales of our audio conferencing products for distance learning and courtroom facilities depends on government funding. In the event government funding for such initiatives was reduced or became unavailable, our sales could be negatively impacted. Additionally, many of our products are subject to governmental regulations. New regulations could impact sales in a materially adverse manner.

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

Switching from one EMS provider to another or switching from one location of manufacturing to another location similar to our recent transition from China to Singapore, is an expensive, difficult and a time-consuming process, with serious risks to our ability to successfully transfer our manufacturing operations. Our operations, and consequently our revenues and profitability, were impacted materially in 2022, 2023 and 2024 due to switching of manufacturing from one location to another. Our operations, and consequently our revenues and profitability could be materially adversely affected in the future if we are forced to switch from any of our EMS providers to another EMS provider due to any number of factors, including financial difficulties faced by the manufacturer, disagreements in pricing negotiations between us and the manufacturer or organizational changes in the manufacturer. If our EMS providers experience disruptions in their operations, it is uncertain whether we would be able to source the essential commodities, supplies, materials, and skilled labor timely or at all without incurring significant costs or delays, particularly during times of economic uncertainty resulting from events outside of our control, including, but not limited to, effects of COVID-19. We may be forced to purchase supplies and materials in larger quantities or in advance of when we would typically purchase them. This may cause us to require use of capital sooner than anticipated. Alternatively, we may also be forced to seek new third-party suppliers or contractors, whom we have not worked with in the past, and it is uncertain whether these new suppliers will be able to adequately meet our materials or labor needs. In addition, we may be unable to compete with entities that may have more favorable relationships with their suppliers and contractors or greater access to the required raw materials and skilled labor.

The cost of delivered product from our EMS providers is a direct function of their ability to buy components at a competitive price and to realize efficiencies and economies of scale within their overall business structures. During 2021 there was a worldwide shortage of semiconductor, memory and other electronic components affecting many industries, from automotive to technology providers. Even though this shortage has eased in 2022, and appeared to cease at the end of 2023, it continued to impact our operation in 2024. If the shortage renews and continues or worsens it will impact our EMS providers significantly. If our EMS providers are unsuccessful in obtaining component parts at efficient costs or at all, our delivered costs could rise or we may not be able to fulfill orders on time or at all, affecting our gross margins, profitability and ability to compete. In addition, if the EMS providers are unable to achieve greater operational efficiencies, delivery schedules for new product development and current product delivery could be negatively impacted.

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

As of December 31, 2024 we held approximately $4.9 million in long-term inventories. There can be no assurance that we will be able to successfully anticipate changing consumer preferences and product trends or economic conditions and, as a result, we may not successfully monetize our long-term inventory. Inventory levels in excess of consumer demand may result in inventory write-downs and the sale of excess inventory at discounted prices, which could have an adverse effect on the image and reputation of our brands and negatively impact profitability.

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

On June 20, 2024, we received a letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) informing us that because the closing bid price for the Company’s common stock listed on Nasdaq was below $1.00 for 30 consecutive trading days, we are not in compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Marketplace Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The last reported closing price of our common stock on the Nasdaq Capital Market on March 27, 2025 was $0.67 per share. In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), we had a period of 180 calendar days from June 20, 2024, or until December 17, 2024, to regain compliance with the Minimum Bid Price Requirement.

On December 18, 2024, the Company received a letter from Nasdaq advising that the Company has been granted a 180-day extension to June 16, 2025 to regain compliance with the Minimum Bid Price Requirement, in accordance with Nasdaq Listing Rule 5810(c)(3)(A).

The Company will continue to monitor the closing bid price of its common stock and consider implementing available options to regain compliance with the Minimum Bid Price Requirement. Specifically, the Company has confirmed to Nasdaq that, if necessary, it will implement a reverse stock split of its outstanding common stock (if approved by the Company’s stockholders) to regain compliance. If the Company does not regain compliance within the allotted compliance period, Nasdaq will provide notice that the Company’s common stock will be subject to delisting. The Company would then be entitled to appeal that determination to a Nasdaq hearings panel. There can be no assurance that the Company will regain compliance with the Minimum Bid Price Requirement during this 180-day extension.

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

Our common stock may be subject to delisting from the Nasdaq Capital Market for failing to hold an annual meeting of stockholders in 2024.

On January 10, 2025, we received a written notice from the Staff at Nasdaq informing us that because the Company did not hold an annual meeting of stockholders in 2024, the Company is not in compliance with the requirement to conduct an annual meeting of stockholders no later than one year after the end of its fiscal year, as set forth in Nasdaq Marketplace Rule 5620(a) (the “Annual Meeting Requirement”).

In accordance with Nasdaq Marketplace Rule 5810(c)(2)(G), on February 24, 2025 we submitted to Nasdaq a plan to regain compliance with the Annual Meeting Requirement (the “Compliance Plan”). If Nasdaq in its discretion accepts the Company’s Compliance Plan, Nasdaq can grant an exception of up to 180 calendar days from the fiscal year end, or until June 30, 2025, for the Company to regain compliance with the Annual Meeting Requirement. If Nasdaq does not accept our plan, or if we fail to conduct our delayed 2024 annual meeting of stockholders before June 30, 2025, and in either such case Nasdaq provides notice that the Company’s common stock will be subject to delisting, we will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel. We cannot assure you that we will be able to regain compliance with the annual meeting requirement or that our securities will continue to be listed on Nasdaq.

If our common stock is delisted from Nasdaq Capital Market in the future, such securities may be traded on the over-the-counter markets. Such alternative markets, however, are generally considered to be less efficient than, and not as broad as, Nasdaq. Accordingly, delisting of our common stock from Nasdaq could have a significant negative effect on the trading volume, liquidity and market price of our common stock. In addition, the delisting of our common stock could adversely affect our ability to raise capital on terms acceptable to us or at all and could reduce the number of investors willing to hold or acquire our common stock

As a result of Edward D. Bagley’s significant share ownership position in the Company, he is able to influence corporate matters.

Based solely on filings by Edward D. Bagley under Regulation 13D and Section 16 of the Exchange Act, Mr. Bagley beneficially owns approximately 49.6% of our issued and outstanding shares of common stock. Mr. Bagley’s daughter, Lisa Higley, is a member of our board of directors. Based on Mr. Bagley’s significant share ownership, Mr. Bagley will be able to significantly influence who serves on our board of directors and the outcome of matters required to be submitted to our stockholders for approval, including, without limitation, decisions relating to the outcome of any proposed merger or consolidation of our company and Mr. Bagley’s significant interest in us may discourage third parties from seeking to acquire control of us, which may adversely affect the market price of our common stock. In addition, based solely on filings by other members of Mr. Bagley’s family and their family trusts under Regulation 13D and Section 16 of the Exchange Act, such family members and their family trusts collectively beneficially own an additional 14.9% of our outstanding shares of common stock, however, Mr. Bagley asserts he does not have control over and disclaims beneficial ownership of such shares. Mr. Bagley’s interests and the interests of his family and their family trusts may not be consistent with those of our other stockholders.

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

As of December 31, 2024, there were outstanding options to acquire approximately 569,016 shares of our common stock at a weighted average exercise price of $3.32 per share. In addition, as of December 31, 2024 there were outstanding warrants to acquire approximately 5,022,123 shares at weighted average exercise price of $2.54. During the terms of these options and warrants the holders thereof will have the opportunity to profit from an increase in the market price of the common stock. The existence of these derivatives may adversely affect the terms on which we can obtain additional financing, and the holders of these derivatives can be expected to exercise such options at a time when we, in all likelihood, would be able to obtain additional capital by offering shares of our common stock on terms more favorable to us than those provided by the exercise of these derivatives.

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

The Company's employees identify and assess risks from cybersecurity threats by monitoring and evaluating the cybersecurity threat environment and the Company's risk profile. The Company is not currently aware of any risks from cybersecurity threats nor has the Company had a previous cybersecurity incident that in either case have materially affected or are reasonably likely to materially affect the Company, its business strategy, results of operations or financial condition.

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

We occupy a 6,175 square-foot facility in Chennai, India under the terms of an operating lease expiring in September 2025. This facility supports our administrative, marketing, customer support, and research and product development activities.

We occupy a 40,000 square-foot warehouse in Salt Lake City, Utah under the terms of an operating lease expiring in April 2025, which serves as our primary inventory fulfillment center.This lease was cancelled on January 31, 2025.

We entered into a new lease on December 1, 2024 to occupy a 2,590 square-foot warehouse in Salt Lake City Utah. The lease is an operating lease expiring in February 2028. This facility serves as our primary warranty and repair center.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NASDAQ Capital Market under the symbol CLRO. On March 27, 2025, there were 25,992,995  shares of our common stock issued and outstanding held by approximately 294 shareholders of record. Each broker dealer or a clearing corporation that holds shares for customers is counted as a single shareholder of record.

Dividends

The Company paid a special one-time cash dividend of $1.00 per share of ClearOne common stock or the eligible warrants on June 1, 2023.

The Company's Board of Directors declared and paid another special dividend of $0.50 per share of the Company's stock and eligible warrants that was paid on April 10, 2024 to shareholders and warrant holders of record on April 2, 2024.

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

In April 2023 we announced the immediate market availability of the Versa UCS2100 Collaboration Switcher Kit. Designed for use in small to mid-sized meeting rooms, board rooms, and executive offices, the Versa UCS2100 automatically detects HDMI and USB-C sources, such as a dedicated in-room PC or a Bring-Your-Own-Meeting (BYOM) laptop and offers the flexibility for users to access the same set of in-room AV peripherals, such as cameras and audio devices. Its USB-C input provides up to 100 watts charging and provides simultaneous 1 x HDMI output and 1 x HDBaseT output. When combined with ClearOne UNITE series PTZ cameras, INTERACT, CONVERGE® Pro 2, CONVERGE® HUDDLE, and CHAT series audio conferencing devices, the Versa UCS2100 delivers guaranteed performance and a streamlined user experience that supports automatic source detection and switching and is controllable via RS-232, TCP/IP, or front panel buttons.

At Infocomm 2023, we unveiled the BMA 360D, the newest member of the world’s most advanced beamforming microphone array ceiling tile family. The BMA 360D offers unrivaled audio performance and native compatibility with any Dante-enabled DSP mixer. The new Dante-compatible beamforming microphone array allows integrators and users to leverage ClearOne’s industry-leading microphone innovations in more projects and spaces than ever before. The BMA 360D takes our groundbreaking product to the next level by leveraging standard IP networking infrastructure in an enterprise, empowering AV and IT practitioners to upgrade existing room solutions to use more powerful microphones and expanding flexibility that enables third-party DSP integrations in new system designs. The added power and advanced beamforming also enhance the performance of critical modern functions such as voice lift and camera tracking. Dante integration in the BMA 360D enhances the array’s functionality by delivering unprocessed beam audio on individual Dante transmit channels. Additionally, a smart-switched output is delivered on a separate Dante channel to provide the optimal mix of active inputs while enabling ClearOne’s full suite of audio enhancements, which include echo cancellation, noise cancellation, and level control. The BMA 360D incorporates the industry’s only ultra-wideband, frequency-invariant beamforming mic array technology with uniform gain response across all frequency bands. With proprietary FiBeam™ and DsBeam™ technology, participants experience natural and full-fidelity audio across all beams and within a single beam. DsBeam delivers superb clarity and intelligibility through unparalleled sidelobe depth below -40 dB, resulting in superior rejection of reverb and noise even in challenging environments. Integrator setup is simplified by convenient preset beam patterns for common room layouts, while custom beam patterns can be created for unique floor plans. Combined with adaptive steering that focuses audio pickup on active speakers, the adjustable beam patterns provide impeccable coverage of every meeting or conference participant. The exceptional accuracy of ClearOne’s beamforming and adaptive steering technologies also enhance the performance of voice lift and camera tracking functions for any attached DSP.

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

In January 2024, we introduced the DIALOG 20 USB. This solution is ideal for hybrid meetings that require a dedicated presenter microphone and a shared audience microphone with simultaneous sound reinforcement, such as any type of hybrid training or presentation session. The DIALOG 20 USB works in spaces up to 2500 square feet.

We also continued our programs to cut costs and to speed up product development that we believe will enable us to get back to a growth path.

During 2024, our overall revenue of $11.4 million decreased by 39% when compared to revenue of $18.7 million during 2023. The decrease in revenue was seen across all product categories and major regions.  We believe the revenue decline was primarily due to the decline in demand for video products and due to our inability in the first half of 2023 to source adequate inventory to meet the demand for professional audio products and BMA due to the transition of manufacturing of our products from China to Singapore by our EMS provider. We believe that many of our channel partners who could not buy our products due to product shortages caused by our manufacturing transition issues are yet to resume their typical buying pattern with us. We also believe that the lack of Microsoft Teams certification for our products is increasingly impacting our ability to sell our conferencing and collaboration solutions.

Our gross profit margin decreased to 23% during 2024 from 34% in 2023. Net loss of $0.6 million in 2023 changed to net loss of $9.0 million in 2024. The increase in the loss is attributed to decreasing revenue and an inability to capture cost reductions as rapidly as the decrease in revenue combined with compressed margins, falling 11% year over year.

Industry conditions

We operate in a very dynamic and highly competitive industry which is dominated on the one hand by a few players with respect to certain products like video conferencing appliances while on the other hand influenced heavily by a fragmented reseller market consisting of numerous regional and local players. The industry is also characterized by venture capitalist funded start-ups and private companies willing to fund cumulative cash losses in order to gain market share and achieve certain non-financial goals. It has become increasingly important to have higher interoperability with other products in the audio-visual market as well as product certifications with leading video conferencing service providers like Microsoft and Zoom.

Economic conditions, challenges and risks

The audio-visual products market is characterized by intense competition and rapidly evolving technology. Our competitors vary within each product category. Our installed professional audio-conferencing products, which is our flagship product category, continue to be ahead of the competition despite the reduction in revenues. Our strength in this space is largely due to our fully integrated suite of products consisting of DSPs, a wide range of professional microphone products and video collaboration products. Despite our strong leadership position in the installed professional audio-conferencing market, we face challenges to revenue growth due to the limited size of the market, pricing pressures from new competitors attracted to the commercial market due to higher margins, and the lack of certifications from Microsoft.

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

We derive a significant portion of our revenue (approximately 67% in 2024) from international operations and expect this trend to continue in the future. Most of our revenue from outside the U.S. is billed in U.S. dollars and is not exposed to any significant currency risk. However, we are exposed to foreign exchange risk if the U.S. dollar is strong against other currencies as it will make U.S. Dollar denominated prices of our products less competitive.

Deferred Revenue

Deferred revenue decreased from $30 thousand in 2023 to $17 thousand in 2024 due to decrease in new subscriptions to the video conferencing software.

DISCUSSION OF RESULTS OF OPERATIONS

The following table sets forth certain items from our consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2024 and 2023, together with the percentage change each item represents. Throughout this discussion, we compare results of operations for the year ended December 31, 2024 (“2024”) to the year ended December 31, 2023 (“2023” or “the comparable period”).

(In thousands, except percentages)	2024	2023	Change Favorable (Adverse) in %
Revenue	$11,386	$18,704	(39)
Cost of goods sold	8,757	12,347	29
Gross profit	2,629	6,357	(59)
Sales and marketing	4,565	4,897	7
Research and product development	3,299	3,671	10
General and administrative	3,976	4,561	13
Total operating expenses	11,840	13,129	10
Interest income (expense)	228	(537)	142
Other income, net	155	7,183	(98)
Operating loss	(9,211)	(6,772)	(36)
Loss before income taxes	(8,828)	(126)	(6,906)
Provision for income taxes	155	434	64
Net loss	$(8,983)	$(560)	(1,504)

Revenue

Our revenue decreased by 39% to $11.4 million in 2024 compared to $18.7 million of revenue in 2023. Revenue from all product categories declined during the year with audio conferencing, microphones and video products declining by 49%, 33% and 26% respectively. Video products suffered a decline in revenues in 2024 compared to 2023 due to a lack of demand for video products as demand for the work from home and learn from home markets contracted as well as experiencing extreme pricing pressures. Revenue decreases were also due to our inability in the first half of 2023 to source adequate inventory to meet the demand for professional audio products and BMA due to the transition of manufacturing of our products from China to Singapore by our EMS provider. We believe that many of our channel partners who could not buy our products due to product shortages caused by our manufacturing transition issues are yet to resume their typical buying pattern with us. We also believe that the lack of Microsoft Teams certification for our products is increasingly impacting our ability to sell our conferencing and collaboration solutions.

The share of audio-conferencing products in our product mix decreased from 45% in 2023 to 38% in 2024. The share of microphones in the revenue mix increased slightly from 41% in 2023 to 46% in 2024. Share of video products in the revenue mix increased from 14% in 2023 and 16% in 2024.

During 2024, revenue decreased in the Asia Pacific area, including the Middle East, by 19%. Europe and Africa decreased by 46% and the Americas decreased by approximately 54%.

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

Our gross profit during 2024 was approximately $2.6 million or 23% compared to approximately $6.4 million or 34% in 2023. The gross profit margin was negatively impacted due to (a) an increase in freight and tariff costs as a percentage of revenue, (b) increased material costs across all product lines, and (c) an increase in inventory obsolescence costs.

Our profitability in the near-term continues to depend significantly on our revenues from audio conferencing products. We hold long-term inventory and if we are unable to sell our long-term inventory, our profitability might be affected by inventory write-offs and price mark-downs. Our long-term inventory includes approximately $2.2 million of Converge Pro and Beamforming microphone array products, $0.5 million of cameras, and $1.1 million of raw materials that will be used primarily for manufacturing professional audio conferencing products and BMA microphones. Any business changes that are adverse to these product lines could potentially impact our ability to sell our long-term inventory in addition to our current inventory.

Operating Expenses and Profits (Losses)

Operating income (loss), or income (loss) from operations, is the surplus or deficit after operating expenses are deducted from gross profits. Operating expenses include sales and marketing (“S&M”) expenses, research and product development (“R&D”) expenses and general and administrative (“G&A”) expenses. Total operating expenses were $11.8 million in 2024, compared to $13.1 million in 2023. The following contains a more detailed discussion of expenses related to sales and marketing, research and product development, general and administrative, and other items.

Sales and Marketing S&M expenses include sales, customer service, and marketing expenses such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses.

S&M expenses in 2024 decreased to $4.6 million, compared to $4.9 million in 2023. The decrease was primarily due to (a) decreases in employment expenses and consultant expenses, (b) a decrease in commissions paid to employees, full-time consultants and independent manufacturer representatives. This overall decrease was partially offset by (a) an increase in trade-show-related costs, and (b) an increase in travel expenses.

Research and Product Development R&D expenses include research and development, product line management, engineering services, and test and application expenses, including employee-related costs, outside services, expensed materials, depreciation, and an allocation of overhead expenses.

R&D expenses decreased from $3.7 million in 2023 to $3.3 million in 2024. The decrease was primarily due to (a) a decrease in project-related expenses, (b) a decrease in employment expenses including salaries and bonuses, and (c) a decrease in allocation of common expenses to R&D. This overall decrease was partially offset by an increase in legal expenses incurred on application for new patents.

General and Administrative G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs, and corporate administrative costs, including costs related to finance and human resources.

G&A expenses decreased to $4.0 million in 2024, compared to $4.6 million in 2023. The decrease was primarily due to  (a) a decrease in amortization of capitalized legal costs related to patents litigation, and (b) a decrease in employment expenses including salaries and bonuses. This decrease was partially offset by (a) an increase in consulting expenses including investor relations costs, and (b) an increase in directors and officers’ insurance expenses.

Interest income (expense)

Interest income increased to $0.23 million in 2024 compared to expense of ($0.5) million in 2023. The increase was primarily due to interest associated with investments in marketable securities offset by the prepayment of the $2 million bridge loan in January 2023. Interest expense was $0.0 in 2024 compared to $0.5 million in 2023. The decrease was primarily due to a loan being extinguished in 2023.

Other income (expense), net

Other income (expense), net includes interest income, foreign currency changes and gain or loss on disposal of assets.

Other income in 2024 included ($0.15) million due to foreign currency expenses. Other income in 2023 included $51.3 million from a legal settlement, $4 million from a license agreement, and $1.9 million of interest income received on marketable securities.

Provision for income taxes

The effective tax provision rate was below 0% in 2024, compared to 25% effective tax benefit rate during 2023. Income tax provision for 2024 was $0.2 million as compared to an income tax provision of $0.4 million in 2023. The significant change in income taxes was primarily due to a decrease in net income in 2024 compared to 2023. We have been recording a valuation allowance against net deferred tax assets since 2018 and have not been claiming tax benefit for our losses as we have concluded that it is more likely than not that our deferred tax assets were not realizable, primarily due to our recent pre-tax losses.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

As of December 31, 2024, our cash and cash equivalents were approximately $1.4 million compared to $17.8 million as of December 31, 2023. Our working capital was $15.2 million and $39.1 million as of December 31, 2024 and 2023, respectively.

Net cash flows used in operating activities were approximately ($6.1) million during 2024, a decrease of approximately ($60.7) million from $54.6 million provided by operating activities in 2023.The decrease in cash provided was primarily due to receipt of settlement proceeds of $55 million from a legal settlement, a license agreement and income tax refunds in 2023, partially offset by change in operating assets and liabilities.

Net cash provided by investing activities was $4.2 million in 2024 compared to ($4.9) million used in investing activities in 2023, an increase in cash provided of $9.1 million.  The increase in cash used in investing activities in 2024 was primarily due to an increase in net cash inflows from sale of marketable securities net of purchase of marketable securities.

Net cash used in financing activities was ($14.5) million during 2024 compared to net cash used in financing activities of ($32.9) million during 2023, a decrease in cash used of ($18.4) million. The decrease was primarily due to payment of a special dividend of $14.5 million in 2024 compared to a special dividend issued of $29.0 million in 2023.

The Company paid a special one-time cash dividend of $1.00 per share of ClearOne common stock or the eligible warrants on June 1, 2023 amounting to $29 million.  On March 11, 2024 the Company's Board of Directors declared another special dividend of $0.50 per share of the Company's stock and eligible warrants amounting to $14.5 million to be paid on April 10, 2024. The Company has experienced a decline in sales from 2023 to 2024, along with increasing product costs in 2024.

These conditions raise substantial doubt about continuing as a going concern.  We will need to complete one or more strategic transactions or raise additional working capital to continue our normal and planned operations. We will need to generate and sustain significant revenue levels in future periods in order to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. In addition, as a public company, we will incur accounting, legal and other expenses. These expenditures will make it necessary for us to continue to raise additional working capital. Our efforts to grow our business may be costlier than we expect, and we may not be able to generate sufficient revenue to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, substantial doubt exists about our ability to continue as a going concern and we cannot assure you that we will achieve sustainable operating profits as we continue to expand our business, and otherwise implement our growth initiatives. In February 2025, the Company raised $1,000 in a private placement transaction. We may be unable to complete a strategic transaction within a reasonable timeframe, on attractive terms or at all, and market conditions, including the historical volatility in our common stock will likely limit our ability to raise capital on favorable terms, or at all, and the terms of any public or private offerings of debt or equity securities likely would be significantly dilutive to existing stockholders. There is no set timetable for the overall process given the anticipated timelines for different strategic alternatives may vary, and there can be no assurance that this process will result in us pursuing a transaction or that any transaction, if pursued, will be completed on attractive terms or at all.  The Company’s ability to continue as a going concern is dependent on the outcome of these uncertainties.

As a result, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for 12 months from the date these consolidated financial statements are issued. The consolidated financial statements as of December 31, 2024 have been prepared under the assumption that the Company will continue as a going concern for the next 12 months after these financial statements are issued, and that contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. These Consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of December 31, 2024, we had open purchase orders of approximately $4.3 million mostly for the purchase of inventory.

As of December 31, 2024, we had inventory totaling $16.1 million, of which non-current inventory accounted for $4.9 million. This compares to total inventories of $13.8 million and non-current inventory of $3.1 million as of December 31, 2023.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2024 (in millions):
	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 years
Operating lease obligations	0.85	0.28	0.51	0.07	—
Purchase obligations	4.30	4.30	—	—	—
Total	$5.15	$4.58	$0.51	$0.07	$—

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

Revenue and Associated Allowances for Revenue Adjustments and Doubtful Accounts

The Company recognizes revenue when it satisfies a performance obligation. The Company recognizes revenue from sales agreements upon transferring control of a product to the customer. This typically occurs when products are shipped or delivered, depending on the delivery terms, or when products that are consigned at customer locations are sold to dealers or end users. Revenue recognized during the twelve months ended December 31, 2024 for audio and video conferencing equipment sales was $11.4 million, and for software, licenses, etc. was $0.0 million. Sales returns and allowances are estimated based on historical experience. Provisions for discounts and rebates to customers, estimated returns and allowances, ship and credit claims and other adjustments are provided for in the same period the related revenues are recognized, and are netted against revenues. For returns, the Company recognizes a related asset for the right to recover returned products with a corresponding reduction to cost of goods sold. The Company reviews warranty and related claims activity and records provisions, as necessary.

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

The details of deferred revenue and associated cost of goods sold and gross profit are as follows (in thousands):

	As of December 31,
	2024	2023
Deferred revenue	$17	$30
Deferred cost of goods sold	—	—
Deferred gross profit	$17	$30

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

To the extent we establish a valuation allowance in a period, we must include and expense the allowance within the tax provision in the consolidated statement of operations. In accordance with ASC Topic 740, “Accounting for Income Taxes”, we analyzed our valuation allowance at December 31, 2024 and determined that based upon available evidence it is more likely than not that certain of our net deferred tax assets will not be realized and, accordingly, we have recorded a full valuation allowance against these deferred tax assets in the amount of $16.0 million. Please refer to Note 13 - Income Taxes in the Notes to Consolidated Financial Statements for additional information.

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

The inventory consists of current inventory of $11.2 million and long-term inventory of $4.9 million. Long term inventory represents inventory held in excess of our current (next 12 months) requirements based on our recent sales and forecasted level of sales. If we are unable to sell our long-term inventory including due to changes in business conditions, our profitability might be affected by inventory write-offs and price mark-downs.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. As required by Rule 13a-15 under the Exchange Act, we have completed an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of December 31, 2024. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2024.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the framework set forth in Internal Control - Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using that criteria, management concluded that the design and operation of our internal control over financial reporting were effective as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

(a)  On March 27, 2025, ClearOne, Inc., a Delaware corporation (the “Company”), entered into engagement letter dated as of March 20, 2025 (the “Engagement Letter”) with RBW Capital Partners LLC (“RBW”) and Dawson James Securities, Inc. (“Dawson James,” and together with RBW, the “Advisor”) to assist the Company with capital raising efforts and the sale of the Company by way of a negotiated merger or consolidation, including a reverse merger, the negotiated sale of all or substantially all of the Company’s assets, the sale, via negotiated tender offer, of the Company’s issued and outstanding shares of stock, or a spin-off of the Company’s current business and operations to its current stockholders (each, a “Strategic Transaction”).

The engagement of the Advisor is part of a comprehensive review of strategic alternatives being conducted by the Company’s Board of Directors (the “Board”) focused on maximizing shareholder value, including but not limited to, equity or debt financing alternatives, merger and acquisition transactions, divestiture of assets, licensing opportunities, joint ventures, collaborations or other partnerships with other companies, or a spin-off of the Company’s current business and operations. The Board has formed a special transaction committee of the Board (the “Special Transaction Committee”) consisting of independent and disinterested directors and delegated all power and authority of the Board to the Special Transaction Committee to oversee the Company’s evaluation of strategic alternatives. There is no set timetable for this process and there can be no assurance that this process will result in the Company pursuing a Strategic Transaction or that any transaction, if pursued, will be completed on attractive terms or at all. The Company does not expect to disclose developments with respect to this process unless and until the evaluation of strategic alternatives has been completed or the Company has concluded that disclosure is appropriate or legally required.

Pursuant to the terms and conditions of the Company’s Engagement Letter with the Advisor, the Advisor will act as the Company’s exclusive placement agent and financial advisor for a term of six months to assist the Company with capital raising efforts and identifying potential acquisition or merger partners for the Company and negotiating and consummating a Strategic Transaction with one or more such parties. As consideration for the financial advisory services to be provided by the Advisor to the Company, the Company will pay the Advisor the following fees pursuant to the Engagement Letter:

A success fee payable equal to five percent (5%) of the transaction value of any completed Strategic Transaction with any parties not previously known to the Company prior to the engagement of the Advisor;
In connection with any sale of debt or equity securities contemplated by the Engagement Letter, a cash success fee of eight percent (8%) of the amount of capital raised; and
Reimbursement of Advisor’s out-of-pockets fees and expenses up to $150,000.

The Engagement Letter also includes a tail fee provision that requires the Company to pay the foregoing fees to the Advisor with respect to any Strategic Transaction completed within twelve (12) months following the term of the Engagement Letter with a party introduced to the Company by the Advisor.

The Company also has agreed to a customary lock-up provision that prohibits the Company and its affiliates, officers, and directors will not, directly or indirectly, offer, sell, contract to sell, grant any option to purchase, or otherwise dispose of any shares of the Company’s securities until 90 days after the completion of any Strategic Transaction, including any sale of Company securities.

The foregoing summary of the material terms of the Engagement Letter is qualified entirely by reference to Engagement Letter, a copy of which is filed as Exhibit 10.11 to this Annual Report on Form 10-K and incorporated herein by reference.

The foregoing disclosure of the Engagement Letter is set forth in Item 9B of this Form 10-K in lieu of a separate Form 8-K disclosing the Engagement Letter under Items 1.01 and 9.01 of Form 8-K.

(b) None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our directors and executive officers as of March 28, 2025.

Name	Age	Position	Director or Officer Since
Derek L. Graham	57	Chief Executive Officer	2022
Larry R. Hendricks	81	Director *	2003
Lisa B. Higley	57	Director	2020
Eric L. Robinson	58	Chairman, and Director *	2015
Bruce Whaley	74	Director *	2019
Simon Brewer	46	Chief Financial Officer	2024
*	Member of the Audit and Compliance Committee, Compensation Committee and Nominating Committee

Derek L. Graham is our Chief Executive Officer. He was appointed as Interim CEO in May 2022 and was confirmed as the permanent CEO in January 2023. He joined our company in July 2003 as Lead Engineer for Conferencing Cameras. In 2004, he was promoted to Engineering Operations Manager. In 2006, he was promoted to Director of Research and Development. In 2007, he was promoted to Sr. Director of Research and Development. In 2009, he was promoted to Vice President of Research and Development. In 2011, he was promoted to Sr. Vice President of Research and Development. In those prior roles, Derek was responsible for funding, staffing, and execution of parallel engineering programs that resulted in successful development of professionally installed audio and video conferencing, video streaming, wireless microphone, digital signage, and camera products. Derek is a named inventor on 13 patents. Prior to joining ClearOne, Derek held engineering and management positions at Intel Corporation in the areas of audio conferencing and telephony technologies. Mr. Graham earned a Bachelor of Science in Electrical Engineering, with highest honors, and a Master’s Degree in Electrical Engineering from the Georgia Institute of Technology.

Eric. L Robinson has served as a director of our company since July 2015 and was named Chairman of the Board in February 2022. Mr. Robinson spent fourteen years in private practice as a corporate attorney, including eleven years as a partner in the Salt Lake City, Utah law firm of Blackburn & Stoll, LC. Mr. Robinson's law practice focused on securities, corporate and other business transactions. For the past five years, Mr. Robinson has been principally employed by MicroPower Global Limited, a company in the semiconductor business, OUR Rescue, Inc. and as a private attorney. At MicroPower, Mr. Robinson acted as General Counsel, Chief Financial Officer and a director. At OUR Rescue, Inc. he acts as VP of Legal Affairs. Mr. Robinson also maintains a law practice and serves as counsel to a number of companies in the fields of regenerative medicine and commercial construction. Mr. Robinson previously served as chief financial officer, in-house counsel, secretary and treasurer of ActiveCare, Inc. from July 2016 until his voluntary resignation in June 2017, and subsequent to Mr. Robinson’s departure, ActiveCare filed a voluntary bankruptcy petition under Chapter 11 of the U.S. Bankruptcy Code on July 15, 2018. His legal practice included working with companies in connection with public and private offerings of securities, corporate partnering, mergers and acquisitions, licensing technology transfer, contracts and construction. He graduated from the University of Utah with honors with a B.S. degree in accounting and he subsequently passed the CPA exam (unlicensed). He graduated from Vanderbilt University with a J.D. where he graduated Order of the Coif and acted as a Managing Editor of the Law Review. Mr. Robinson has previously served as corporate and securities legal counsel to the Company and the Company's largest shareholder, E. Dallin Bagley.

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

Lisa B. Higley was appointed a director of our Company effective July 20, 2020. Ms. Higley has been self-employed as a CPA since June 2009. Previously, she was the CFO for Daisy D’s Paper Company from March 2007 until January 2009, where she managed all aspects of the company’s financial and accounting responsibilities. Additionally, Ms. Higley was the CFO for Tunex International from April 2006 to March 2007 where she was accountable for all financial aspects of the corporation. Prior to that, Ms. Higley was a staff tax accountant at Wisen, Smith, Racker & Prescott LLP from February 2004 to April 2006. Ms. Higley earned her Bachelor of Science in Accounting from the University of Oregon and her MBA from Utah State University, and has been a Utah CPA since 2004. Ms. Higley is the daughter of Edward D. Bagley, our former Chairman of the Board. Mr. Edward D. Bagley beneficially owns 49.60% of our issued and outstanding common stock.

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

 Simon Brewer was appointed as Chief Financial Officer of ClearOne Inc. in April 2024, bringing over 25 years of experience in finance, operations, and leadership across technology, manufacturing, e-commerce, biotech, and non-profit sectors. He oversees the company’s finance and accounting functions, helping drive strategic initiatives to position ClearOne for scalable growth. Prior to ClearOne, Mr. Brewer was CFO and COO at an international non-profit dedicated to eradicating human trafficking (2021–2024), and CFO at Predictive Technology Group Inc. (2018–2021), leading its transition to a public company. He also held CFO roles at Norbest LLC (2016–2018) and senior finance and IT positions at Wilson Electronics (2013–2016) and Backcountry.com (2009–2013), consistently achieving revenue growth and operational efficiencies. Mr. Brewer transitioned to a dedicated accounting career at KPMG LLP (2005–2009), managing audits and advisory for high-profile clients, after beginning his career in 1999 as a programmer and accountant at Prospect Planet Dotcom. He holds a Master of Accounting and a Bachelor of Arts in Accounting (Cum Laude) with a Minor in Russian from the University of Utah and is a Certified Public Accountant (CPA) in Utah and Nevada and a Chartered Global Management Accountant (CGMA).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act, of 1934 as amended, requires our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership on Form 3 and reports of changes of ownership of our equity securities on Forms 4 and 5. Officers, directors, and greater than 10% shareholders are required to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of the reports furnished to us for the year ended December 31, 2024, we believe that each person who, at any time during such fiscal year was a director, officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such period.

Code of Ethics

The Board of Directors adopted a code of ethics that applies to our Board of Directors, executive officers, and employees. The Company's Code of Ethics is posted on our website at www.clearone.com.

Insider Trading Policies and Procedures

The Company has adopted a Statement of Policy Regarding Compliance with Insider Trading Laws (the "Insider Trading Policy) that establishes policies and procedures governing the purchase, sale, and/or other dispositions of the Company's securities by directors, officers and employees. The Insider Trading Policy requires compliance with all applicable laws, rules and regulations governing the offer and sale of securities and prohibits directors, officers and employees from engaging in transactions in the Company's securities while in possession of material nonpublic information. The Insider Trading Policy establishes quarterly blackout periods during which trading in the Company's securities is prohibited. These blackout periods begin 15 days prior to the end of each fiscal quarter and ends at the opening of trading on the first business day after the public dissemination of Company's financial results for that quarter for a full trading day. In addition, the Insider Trading Policy requires senior officers and key employees to obtain pre-approval of any transactions in Company securities from the Company's Compliance Officer under the Insider Trading Policy, which currently is the Interim Chief Financial Officer.

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

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table sets forth the compensation paid or earned by each named executive officer for the years ended December 31, 2024 and 2023.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Salary	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Derek Graham, Chief Executive Officer(1)
Year ended December 31, 2024	$238,621	$24,336	$—	$20,096(3)	$283,053
Year ended December 31, 2023	$244,147	$21,900	$—	$100,000(3)	$366,047
Simon Brewer - Chief Financial Officer(2)
Year ended December 31, 2024	$193,846	$40,560	$—	$—	$234,406
Year ended December 31, 2023	$—	$—	$—	$—	$—

(1)	Derek L. Graham was appointed as Interim CEO on May 24, 2022 and became permanent CEO on Jan 26, 2023.
(2)	Simon Brewer was appointed Chief Financial Officer on April 15, 2024.
(3)	Bonuses reflect achievement of specific performance metrics approved by the Compensation Committee.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information on the holdings of stock options by the named executive officers as of December 31, 2024.

Name	Number of Securities Underlying Unexercised Options		Option Exercise Price ($)	Option Grant Date	Option Expiration Date
	Exercisable	Unexercisable
Derek Graham	10,000	—	2.500	12-14-2020	12-14-2026
	15,000	15,000(1)	1.010	06-15-2023	06-15-2029
	—	60,000(2)	0.490	11-27-2024	11-26-2030
Simon Brewer	—	100,000(2)	0.490	11-27-2024	11-26-2030

(1)

One-third of the shares underlying each stock option vest on the first anniversary of the grant date and the remaining shares vest equally over a period of 24 months following the first anniversary of the grant date.

(2)	All of the shares underlying each stock option vest on the first anniversary of the grant date or upon a change of control; whichever occurs first.

OPTION EXERCISES AND STOCK VESTED

There were no exercises of stock options by named executive officers during 2024.

DIRECTOR COMPENSATION

The following table summarizes the compensation paid to non-employee directors for the year ended December 31, 2024.

Name	Fees Earned or Paid in Cash	Option Awards	Other Compensation	Total
Larry R. Hendricks	$36,400	$—	$—	$36,400
Lisa B. Higley	58,500	—	—	58,500
Eric L. Robinson	70,200	—	—	70,200
Bruce Whaley	36,400	—	—	36,400
Dal Bagley	65,000	—	—	65,000

All directors are reimbursed by the Company for their out-of-pocket travel and related expenses, if any, incurred in attending all Board of Directors and committee meetings. However, during 2024 no expenses were reimbursed to any director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding ownership of our common stock as of March 28, 2025, except as otherwise stated, by (i) each director and nominee for director, (ii) the named executive officers, (iii) all of our named executive officers and directors as a group, and (iv) each person known to us to be the beneficial owner of more than 5% of our outstanding common stock.

	Shares Beneficially Owned
	Currently Owned	Currently Owned Percent(2)	Shares that could be acquired within 60 days	Total (2)	Percent (2)
Name of Beneficial Owner (1)	(A)	(B)	(C)	(D)	(E)
Directors and Executive Officers:
Derek L. Graham	5,260	0.02%	27,500	32,760	0.12%
Larry R. Hendricks	13,048	0.05%	40,000	53,048	0.20%
Lisa B. Higley(3)	14,051	0.05%	10,000	24,051	0.09%
Eric L. Robinson	65	0.00%	38,333	38,398	0.14%
Bruce Whaley	12,000	0.05%	10,000	22,000	0.08%
Simon Brewer	—	—%	—	—	—%
Total (Directors and Officers)	44,424	0.17%	125,833	170,257	0.63%
5% Shareholders:
Edward D. Bagley(4)	12,590,528	48.44%	723,628	13,314,156	49.60%

44

(1)

Except as otherwise indicated, each person named in the table has sole voting and investment power, subject to applicable community property law. Except as otherwise indicated, each person may be reached at our corporate offices c/o ClearOne, Inc., 5225 Wiley Post Way, Suite 500, Salt Lake City, Utah 84116.

(2)

The percentages shown in Column (B) are calculated based on shares of common stock outstanding on March 27, 2025. The numbers shown in Column (D) and percentages shown in Column (E) include the shares of common stock actually owned as of March 27, 2025 and the shares of common stock that the identified person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares of common stock that each identified person or group had the right to acquire within 60 days of March 27, 2025 upon the exercise of the stock options and warrants shown in Column (C) are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by the persons or groups listed above.

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

(4)

Mr. Bagley may be deemed to own an additional 355,257 shares of common stock that Carolyn Bagley owns individually. Mr. Bagley, however, disclaims beneficial ownership of these shares that may be indirectly beneficially owned by Mr. Bagley and they are excluded from the amounts reported in the table above. Mr. Edward D. Bagley has sole voting and dispositive power over 13,314,156 shares (including the shares that may be acquired pursuant to exercise of options to purchase 38,333 shares of common stock, and warrants to purchase 685,295 shares of common stock). This information is based upon a Form 4 as filed by Mr. Bagley with the SEC on February 28, 2025 and a Schedule 13D Amendment filed by Mr. Bagley with the SEC on February 28, 2025. E. Bryan Bagley, who resigned as Director effective November 6, 2012, is the son of Edward D. Bagley, and each of them has previously disclaimed beneficial ownership of common stock beneficially owned by the other. Lisa Higley, who was appointed a Director effective July 20, 2020, is the daughter of Edward D. Bagley, and each of them has previously disclaimed beneficial ownership of common stock beneficially owned by the other. The share amounts indicated for Mr. Edward D. Bagley do not include any shares held by E. Bryan Bagley or Lisa Higley.

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2024, relating to equity compensation plans of the Company (including individual compensation arrangements) pursuant to which equity securities of the Company are authorized for issuance.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options and rights	(b) Weighted‑Average Exercise Price of Outstanding Options and Rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity Compensation Plans Approved by Stockholders	569,016	$3.32	1,015,171
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	569,016	$3.32	1,015,171

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

Related Party Transactions: Consulting Agreement with Edward D. Bagley

On June 3, 2015, the Company entered into a Consulting Agreement with Edward D. Bagley, former Chairman of the Board and greater than 10% shareholder (“Consulting Agreement”) which became effective on July 29, 2015 for an initial term of three years which was renewed in 2018 for an additional term of three years and renewed again in 2021 for an additional term of 3 years through 2024. Pursuant to the terms of the Consulting Agreement Mr. Bagley is paid a fee of $5,000 per month and is eligible to participate in our equity incentive programs and will be granted stock options commensurate with grants of stock options made to our directors. During 2024, he was paid $65,000 as consulting fees. During 2024, he did not receive any grant of stock options.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

amounts:

	2024	2023
Audit fees(1)	$245,493	$256,386
Audit-related fees(2)	—	—
Tax fees(3)	53,956	64,525
All other fees	—	—
Total	$299,449	$320,911

(1)	Represents fees billed for professional services rendered for the audit and reviews of our financial statements filed with the SEC on Forms 10-K and 10-Q.

(2)	Represents fees billed for consents provided with respect to registration statements and related amendments.

(3)	Represents fees billed for tax filing, preparation, and tax advisory services.

Pre-Approval Policies and Procedures

The Audit and Compliance Committee ensures that we engage our independent registered public accounting firm to provide only audit and non-audit services that are compatible with maintaining the independence of our public accountants. The Audit and Compliance Committee approves or pre-approves all services provided by our public accountants. Permitted services include audit and audit-related services, tax services and other non-audit related services. Certain services are identified as restricted. Restricted services are those services that may not be provided by our external public accountants, whether identified in statute or determined to be incompatible with the role of an independent auditor. All fees identified in the preceding table were approved by the Audit and Compliance Committee. During 2024, the Audit and Compliance Committee reviewed all non-audit services provided by our independent registered public accounting firm and concluded that the provision of such non-audit services was compatible with maintaining the independence of the external public accountants.

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

3.	Exhibits: The exhibits listed under the Index of exhibits in the next page are filed or incorporated by reference as part of this Form 10-K.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	Exhibit Incorporated Herein by Reference	Filing Date
3.1	Certificate of Incorporation of ClearOne, Inc.	8-K	3.1	10/29/18
3.2	Bylaws	8-K	3.2	10/29/18
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	4.1	03/30/20
10.1#	1997 Employee Stock Purchase Plan	S-8	4.9	10/06/06
10.2#	1998 Stock Option Plan	S-8	4.8	10/06/06
10.3#	2007 Equity Incentive Plan	S-8	4.7	01/22/08
10.4#	ClearOne, Inc. Equity Incentive Plan	S-8	4.8	01/26/16
10.5#	Amendment No. 1 to the ClearOne, Inc. Equity Incentive Plan	S-8	4.11	06/30/15
10.6#	ClearOne, Inc. Employee Stock Purchase Plan	S-8	4.3	06/30/15
10.7	Form of Registration Rights Agreement	8-K	10.2	09/13/21
10.8	Registration Rights Agreement.	8-K	10.2	01/04/22
10.9*	Confidential Settlement and License Agreement.	8-K	10.1	12/09/22
10.10*	Non-Exclusive Cross License Agreement effective December 23, 2023 by and between ClearOne, Inc. and Sennheiser electronic GmbH & C0. KG.	8-K	10.1	12/27/23
10.11†	Engagement Letter dated March 20, 2025 by and between ClearOne, Inc . , RBW Capital Partners LLC and Dawson James Securities, Inc.
14.1	Code of Ethics, approved by the Board of Directors on August 23, 2006	10-K	14.1	09/14/06
19.1†	ClearOne Inc. Statement of Policy Regarding Compliance with Insider Trading Laws	10-K	19.1	04/01/24
21.1†	Subsidiaries of the registrant
23.1†	Consent of Tanner LLC, Independent Registered Public Accounting Firm
31.1†	Section 302 Certification of Chief Executive Officer
31.2†	Section 302 Certification of Chief Financial Officer
32.1†	Section 906 Certification of Chief Executive Officer
32.2†	Section 906 Certification of Chief Financial Officer
101.INS‡	XBRL Instance Document
101.SCH‡	XBRL Taxonomy Extension Schema
101.CAL‡	XBRL Taxonomy Extension Calculation Linkbase
101.DEF‡	XBRL Taxonomy Extension Definitions Linkbase
101.LAB‡	XBRL Taxonomy Extension Label Linkbase
101.PRE‡	XBRL Taxonomy Extension Presentation Linkbase
104	The cover page from this Annual Report on Form 10-K formatted in Inline XBRL

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
March 28, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Derek L. Graham	/s/ Simon Brewer
Derek L. Graham	Simon Brewer
President and Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Accounting and Principal Financial Officer)
March 28, 2025	March 28, 2025

/s/ Eric L. Robinson	/s/ Larry R. Hendricks
Eric L. Robinson	Larry R. Hendricks
Director and Chairman of the Board	Director
March 28, 2025	March 28, 2025

/s/ Bruce Whaley	/s/ Lisa B. Higley
Bruce Whaley	Lisa B. Higley
Director	Director
March 28, 2025	March 28, 2025

CLEARONE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of ClearOne, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of ClearOne, Inc. and subsidiaries (collectively, the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the consolidated financial statements).  In our opinion, the consolidated financial statements present fairly, in all material aspects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a net loss from operations and had negative cash flows from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinions on the critical audit matter or on the account or disclosure to which it relates.

| F-1 |

Assessment of lower of cost or net realizable value of inventories

As described in Notes 1 and 4 to the consolidated financial statements, inventories totaling $16.1 million as of December 31, 2024 are stated at the lower of cost or market.  The Company performs analyses to identify and estimate the net realizable value of excess or slow-moving inventories based on forecasted future product demand.

We identified the valuation of slow-moving inventory as a critical audit matter because of the significant balance of inventory held by the Company and because forecasting future product demand involves significant judgement by management. This required a high degree of auditor judgement, subjectivity and effort in performing procedures and evaluating audit evidence to evaluate management’s assumptions related to estimating the reserve of obsolete and slow-moving inventory.

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
March 28, 2025

We have served as the Company’s auditor since October 14, 2015.

| F-2 |

CLEARONE, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,417	$17,835
Marketable securities	—	3,480
License receivable	—	4,000
Receivables, net of allowance for credit losses of $405 and $326	2,208	3,279
Inventories, net	11,224	10,625
Income tax receivable	10	36
Prepaid expenses and other assets	3,894	4,062
Total current assets	18,753	43,317
Long-term marketable securities	—	916
Long-term inventories, net	4,920	3,143
Property and equipment, net	500	530
Operating lease – right of use assets, net	750	990
Intangibles, net	1,539	1,689
Other assets	82	109
Total assets	$26,544	$50,694
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,804	$1,945
Accrued liabilities	1,724	2,290
Deferred product revenue	17	30
Total current liabilities	3,545	4,265
Operating lease liability, net of current	514	665
Other long-term liabilities	1,154	1,079
Total liabilities	5,213	6,009
Shareholders’ equity:
Common stock, par value $0.001, 50,000,000 shares authorized, 23,992,995 and 23,958,194 shares issued and outstanding, respectively	24	24
Additional paid-in capital	31,672	46,047
Accumulated other comprehensive loss	(306)	(310)
Accumulated deficit	(10,059)	(1,076)
Total shareholders’ equity	21,331	44,685
Total liabilities and shareholders’ equity	$26,544	$50,694

See accompanying notes

| F-3 |

CLEARONE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except share and per share amounts)

	Year ended December 31,
	2024	2023
Revenue	$11,386	$18,704
Cost of goods sold	8,757	12,347
Gross profit	2,629	6,357

Operating expenses:
Sales and marketing	4,565	4,897
Research and product development	3,299	3,671
General and administrative	3,976	4,561
Total operating expenses	11,840	13,129

Operating loss	(9,211)	(6,772)
Interest income (expense)	228	(537)
Other income, net	155	7,183
Loss before income taxes	(8,828)	(126)
Provision for income taxes	155	434
Net loss	$(8,983)	$(560)

Basic loss per common share	$(0.37)	$(0.02)
Diluted loss per common share	$(0.37)	$(0.02)

Basic weighted average shares outstanding	23,992,995	23,958,184
Diluted weighted average shares outstanding	23,992,995	23,958,184

Comprehensive loss:
Net loss	$(8,983)	$(560)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities, net of tax	17	(15)
Change in foreign currency translation adjustment	(13)	(7)
Comprehensive loss	$(8,979)	$(582)

See accompanying notes

| F-4 |

CLEARONE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands)

	Year ended December 31, 2024	Year ended December 31, 2023
Common stock and paid-in capital
Balance, beginning of year	$46,071	$74,934
Dividends paid	(14,496)	(28,979)
Share-based compensation expense	98	109
Proceeds from employee stock purchase plan	23	7
Balance, end of year	$31,696	$46,071

Accumulated other comprehensive loss
Balance, beginning of year	$(310)	$(288)
Unrealized loss on available-for-sale securities, net of tax	17	(15)
Foreign currency translation adjustment	(13)	(7)
Balance, end of year	$(306)	$(310)

Accumulated deficit
Balance, beginning of year	$(1,076)	$(516)
Net income (loss)	(8,983)	(560)
Balance, end of year	$(10,059)	$(1,076)

Total shareholders' equity	$21,331	$44,685

See accompanying notes

| F-5 |

CLEARONE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(8,983)	$(560)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	485	941
Amortization of right of use of assets	415	397
Share-based compensation expense	98	109
Provision for doubtful accounts, net	79	—
Change of inventory to net realizable value	1,079	281
Loss on disposal of assets	(82)	(47)
Patent license proceeds	—	(4,000)
Changes in operating assets and liabilities:
Receivables	4,992	324
Legal settlement receivable	—	55,000
Inventories	(3,456)	(2,381)
Prepaid expenses and other assets	192	3,752
Accounts payable	(139)	661
Accrued liabilities	(433)	(497)
Income taxes receivable	26	1,035
Deferred product revenue	(13)	(33)
Operating lease liabilities	(452)	(425)
Other long-term liabilities	76	71
Net cash provided by (used in) operating activities	(6,116)	54,628

Cash flows from investing activities:
Purchase of marketable securities	(5,229)	(10,298)
Purchase of property and equipment	(196)	(375)
Purchase of intangibles	(110)	(135)
Proceeds from maturities and sales of marketable securities	9,724	5,925
Net cash provided by (used in) investing activities	4,189	(4,883)

Cash flows from financing activities:
Dividend payment	(14,496)	(28,979)
Principal payments of long-term debt	—	(3,920)
Proceeds from equity-based compensation programs	23	7
Net cash used in financing activities	(14,473)	(32,892)

Effect of exchange rate changes on cash and cash equivalents	(18)	(2)
Net decrease in cash and cash equivalents	(16,418)	16,851
Cash and cash equivalents at the beginning of the year	17,835	984
Cash and cash equivalents at the end of the year	$1,417	$17,835

| F-6 |

CLEARONE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$29	$6,905
Cash paid for interest	—	343

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

Going Concern:

As of December 31, 2024, cash and cash equivalents were approximately $1,417 compared to $17,835 as of December 31, 2023. Our working capital was $15,208 as of December 31, 2024 compared to $39,052 as of December 31, 2023. Net cash used in operating activities was $6,116 for the twelve months ended December 31, 2024, a decrease in cashflows of $60,744 from $54,628 of cash provided by operating activities in the twelve months ended December 31, 2023.  These conditions raise substantial doubt about continuing as a going concern.

We will need to complete one or more strategic transactions or raise additional working capital to continue our normal and planned operations. We will need to generate and sustain significant revenue levels in future periods in order to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. In addition, as a public company, we will incur accounting, legal and other expenses. These expenditures will make it necessary for us to continue to raise additional working capital. Our efforts to grow our business may be costlier than we expect, and we may not be able to generate sufficient revenue to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, substantial doubt exists about our ability to continue as a going concern and we cannot assure you that we will achieve sustainable operating profits as we continue to expand our business, and otherwise implement our growth initiatives. In February 2025, the Company raised $1,000 in a private placement transaction. We may be unable to complete a strategic transaction within a reasonable timeframe, on attractive terms or at all, and market conditions, including the historical volatility in our common stock will likely limit our ability to raise capital on favorable terms, or at all, and the terms of any public or private offerings of debt or equity securities likely would be significantly dilutive to existing stockholders. There is no set timetable for the overall process given the anticipated timelines for different strategic alternatives may vary, and there can be no assurance that this process will result in us pursuing a transaction or that any transaction, if pursued, will be completed on attractive terms or at all.  The Company’s ability to continue as a going concern is dependent on the outcome of these uncertainties.

As a result, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for 12 months from the date these consolidated financial statements are issued. The consolidated financial statements as of December 31, 2024 have been prepared under the assumption that the Company will continue as a going concern for the next 12 months after these financial statements are issued, and that contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. These Consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Presentation:

Fiscal Year – This report on Form 10-K includes consolidated balance sheets for the years ended December 31, 2024 and 2023 and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity, and cash flows for each of the years ended December 31, 2024 and 2023.

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

Significant Accounting Policies:

Cash Equivalents – The Company considers all highly-liquid investments with a maturity of three months or less, when purchased, to be cash equivalents. The Company places its temporary cash investments with high-quality financial institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limits.  As of December 31, 2024, there was one cash account in the United States that exceeded federally insured limits, in the amount of $977. In addition, there were foreign cash accounts in the amount of $190 that were not covered by Federal Deposit Insurance Corporation insurance.

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

A decline in the market value of any available-for-sale security below cost that is deemed other than temporary results in a charge to earnings and establishes a new cost basis for the security. Losses are charged against “Other income” when a decline in fair value is determined to be other than temporary. We review several factors to determine whether a loss is other than temporary. These factors include, but are not limited to: (i) the extent to which the fair value is less than cost and the cause for the fair value decline, (ii) the financial condition and near term prospects of the issuer, (iii) the length of time a security is in an unrealized loss position and (iv) our ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. There were no other-than-temporary impairments recognized during the years ended December 31, 2024 and 2023.

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

| F-9 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

The Company’s allowance for doubtful accounts activity for the years ended December 31, 2024 and 2023 is as follows:

	Year Ended December 31,
	2024	2023
Balance at beginning of the year	$326	$326
Allowance increase (decrease)	79	—
Write offs, net of recoveries	—	—
Balance at end of the year	$405	$326

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

The inventory also includes advance replacement units (valued at cost) provided by the Company to end-users to service defective products under warranty. The value of advance replacement units included in the inventory was $186 and $96, as of December 31, 2024 and 2023, respectively.

The inventory consists of current inventory of $11,224 and long-term inventory of $4,920. Long term inventory represents inventory held in excess of our current (next 12 months) requirements based on our recent sales and forecasted level of sales.

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

| F-10 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

Leases: We determine if an arrangement is a lease at inception. Operating leases are included in operating lease - right of use (“ROU”) assets, accrued liabilities, and operating lease liability in our consolidated balance sheets. As of adoption of ASC 842 and as of December 31, 2024 and December 31, 2023, the Company was not party to finance lease arrangements. ROU assets represent our right to use an underlying asset for the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and operating lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. Under the available practical expedient, we account for the lease and non-lease components as a single lease component.

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

Sales agreements with customers are renewable periodically and contain terms and conditions with respect to payment, delivery, warranty and supply, but typically do not require mandatory purchase commitments. In the absence of a sales agreement, the Company’s standard terms and conditions at the time of acceptance of purchase orders apply. The Company considers the customer purchase orders, governed by sales agreements or the Company’s standard terms and conditions, to be the contract with the customer. The Company evaluates certain factors including the customer’s ability to pay (or credit risk)

In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which the Company expects to be entitled. Sales to distributors, are typically made pursuant to agreements that provide return rights with respect to discontinued or slow-moving products, referred to as stock rotation. Sales to distributors can also be subject to price adjustment on certain products, primarily for distributors with drop-shipping rights. Although payment terms vary, most distributor agreements require payment within 45 days of invoicing.

The Company recognizes revenue when it satisfies a performance obligation. The Company recognizes revenue from sales agreements upon transferring control of a product to the customer. This typically occurs when products are shipped or delivered, depending on the delivery terms, or when products that are consigned at customer locations are sold to dealers or end users. Revenue recognized during the twelve months ended December 31, 2024 for equipment sales was $11,373, and for software, licenses, etc. was $13. Sales returns and allowances are estimated based on historical experience. Provisions for discounts and rebates to customers, estimated returns and allowances, ship and credit claims and other adjustments are provided for in the same period the related revenues are recognized, and are netted against revenues. For returns, the Company recognizes a related asset for the right to recover returned products with a corresponding reduction to cost of goods sold. The Company reviews warranty and related claims activity and records provisions, as necessary.

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

| F-11 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

The details of deferred revenue and associated cost of goods sold and gross profit are as follows:

	As of December 31,
	2024	2023
Deferred revenue	$17	$30
Deferred cost of goods sold	—	—
Deferred gross profit	$17	$30

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

The following table disaggregates the Company’s revenue into primary product groups:

	Year Ended December 31,
	2024	2023
Audio Conferencing	$4,287	$8,366
Microphones	5,195	7,749
Video products	1,904	2,589
	$11,386	$18,704

The following table disaggregates the Company’s revenue into major regions:

	Year Ended December 31,
	2024	2023
North and South America	$4,178	$9,047
Asia (including Middle East) and Australia	5,959	7,338
Europe and Africa	1,249	2,319
	$11,386	$18,704

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

The details of changes in the Company’s warranty accrual are as follows:

	Year Ended December 31,
	2024	2023
Balance at the beginning of year	$194	$194
Accruals/additions	—	—
Usage/claims	—	—
Balance at end of year	$194	$194

| F-12 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

Advertising – The Company expenses advertising costs as incurred. Advertising costs consist of trade shows, magazine advertisements, and other forms of media. Advertising expenses for the years ended December 31, 2024 and 2023 totaled $526 and $661, respectively, and are included in sales and marketing on the consolidated statements of operations and comprehensive income (loss).

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

As of December 31, 2024 the Company had no net deferred tax assets due to valuation allowances recorded to account for the consecutive quarters with losses before taxes.

Recent changes: There were no changes that had a material impact on the Company's consolidated financial position, results of operations or cash flows.

Earnings Per Share – The following table sets forth the computation of basic and diluted loss per common share:

	Year Ended December 31,
	2024	2023
Numerator:
Net loss	$(8,983)	$(560)
Interest adjustment under if-converted method	—	—
	(8,983)	(560)

Denominator:
Basic weighted average shares	23,992,995	23,958,184
Dilutive common stock equivalents using if-converted method	—	—
Diluted weighted average shares	23,992,995	23,958,184

Basic loss per common share:	$(0.37)	$(0.02)
Diluted loss per common share:	$(0.37)	$(0.02)

Weighted average options and warrants outstanding	5,520,768	6,258,917
Anti-dilutive options and warrants not included in the computation	5,520,768	6,258,917

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

Operating Segment – The Company operates as one operating segment.  Operating segments are defined as components of an entity for which separate financial information is regularly evaluated by the chief operating decision maker ("CODM"), which is the Company's Chief Executive Officer, in deciding how to allocate resources and assess performance.  The Company's CODM evaluates financial information and resources and assesses the performance of these resources on a consolidated basis.  There is no expense or asset information that is supplemental to information disclosed within the consolidated financial statements, that is regularly provided to the CODM.  The allocation of resources and assessment of performance of the operating segment is based on consolidated net loss and functional expenses as reported on our consolidated statements of operations and comprehensive loss.  Because the Company operates as one operating segment, financial segment information, including expense and asset information, can be found in the consolidated financial statements.

Recently issued accounting pronouncements:

ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The standard is effective for full year 2024 reporting, and for interim reporting beginning in 2025. The adoption of this ASU did not change the way the Company evaluates its reportable segments and, as a result, did not have a material impact on the Company’s segment-related disclosures.

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." This update enhances income tax disclosure requirements, primarily by requiring greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disclosures. For public business entities, such as the Company, ASU 2023-09 mandates a tabular reconciliation of the effective tax rate using both percentages and reporting currency amounts, with specific categories of reconciling items and additional detail for items meeting a quantitative threshold of 5% of the expected tax amount. Additionally, the standard requires annual disclosure of income taxes paid, disaggregated by federal, state, and foreign jurisdictions, with further breakout by individual jurisdiction if the amount is significant. The ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted, and should be applied prospectively, though retrospective application is optional. The Company is currently evaluating the impact of ASU 2023-09 on its financial statement disclosures. Adoption of this standard is expected to require updates to our income tax disclosure processes, including the collection and reporting of additional data to comply with the enhanced disaggregation requirements. While the standard does not affect the recognition or measurement of income taxes, it will increase the level of detail provided in the notes to our consolidated financial statements. We are assessing the necessary changes to our systems and controls to ensure compliance and do not anticipate a material impact on our financial position or results of operations beyond the additional disclosure requirements.

ASU 2024-03, Income Statement—Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU No. 2024-03, "Income Statement—Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses," which requires public business entities, such as the Company, to provide disaggregated disclosure of specific natural expense categories underlying certain income statement expense line items in the notes to the financial statements. The standard identifies five required natural expense categories for disaggregation—employee compensation, depreciation, amortization, inventory expense, and other manufacturing expenses—along with a residual "other" category for remaining amounts within relevant expense captions (e.g., cost of sales, selling, general and administrative expenses). ASU 2024-03 does not alter the expense captions presented on the face of the income statement but enhances footnote disclosures to improve transparency. The standard is effective for annual periods beginning after December 15, 2026, with early adoption permitted, and must be applied prospectively, though retrospective application is optional. An update in ASU 2025-01 clarified that interim period disclosures are not required until annual periods beginning after December 15, 2027. The Company is in the process of evaluating the impact of ASU 2024-03 on its consolidated financial statements. We expect adoption to necessitate modifications to our financial reporting processes and systems to capture and disclose the required disaggregated expense information in the footnotes. Management anticipates that this will enhance the granularity of expense disclosures but does not expect a material effect on our reported financial position or results of operations. We are reviewing our current expense classification practices and data collection capabilities to ensure compliance with the new requirements upon adoption.

| F-14 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

2. Marketable Securities

The Company has classified its marketable securities as available-for-sale securities. These debt securities are carried at estimated fair value with unrealized holding gains and losses included in accumulated other comprehensive income (loss) in shareholders’ equity until realized. Gains and losses on marketable security transactions are reported on the specific-identification method. Dividend and interest income are recognized when earned. All such securities were liquidated during the year for working capital, and, as such, we have $0.0 in marketable securities as of December 31, 2024, compared to $4,396 as of December 31, 2023.

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of securities at December 31, 2023 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value

December 31, 2023
Available-for-sale securities:
US Treasury securities	$1,804	$—	$(1)	$1,803
Mutual Funds	1,498	7	—	1,505
Certificates of deposit	103	—	—	103
Corporate bonds and notes	1,007	—	(22)	985
Total available-for-sale securities	$4,412	$7	$(23)	$4,396

3. Intangible Assets

Intangible assets as of December 31, 2024 and 2023 consisted of the following:

	Estimated useful lives			As of December 31,
	(in years)			2024	2023
Tradename	5	to	7	$555	$555
Patents and technological know-how	10	to	20	7,298	7,187
Proprietary software	3	to	15	2,981	2,981
Other	3	to	5	323	324
Total intangible assets, gross				11,157	11,047
Accumulated amortization				(9,618)	(9,358)
Total intangible assets, net				$1,539	$1,689

During the years ended December 31, 2024 and 2023, amortization of these intangible assets were $260 and $517 respectively.

.

The estimated future amortization expense of intangible assets is as follows:

Years ending December 31,
2025	$201
2026	200
2027	70
2028	26
2029	26
Thereafter	1,016
Total	$1,539

| F-15 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

4. Inventories

Inventories, net of reserves, consisted of the following:

	As of December 31,
	2024	2023
Current:
Raw materials	$2,424	$2,086
Finished goods	8,800	8,539
Total	$11,224	$10,625
Long-term:
Raw materials	$1,112	$1,789
Finished goods	3,808	1,354
Total	$4,920	$3,143

Long-term inventory represents inventory held in excess of our current (next 12 months) requirements based on our recent sales and forecasted level of sales. We have developed programs to reduce the inventory to normal operating levels in the near future. We expect to sell the above inventory, net of reserves, at or above the stated cost and believe that no loss will be incurred on its sale.

The losses incurred on valuation of inventory at the lower of cost or market value and write-off of obsolete inventory amounted to $1,079 and $281 during the years ended December 31, 2024 and 2023, respectively.

5. Property and Equipment

Major classifications of property and equipment and estimated useful lives were as follows:

	Estimated useful lives			As of December 31,
	in years			2024	2023
Office furniture and equipment	3	to	10	$68	$70
Leasehold improvements	2	to	7	205	193
Vehicles	5	to	10	57	57
Manufacturing and test equipment	2	to	10	1,617	1,442
				1,947	1,762
Accumulated depreciation and amortization				(1,447)	(1,232)
Property and equipment, net				$500	$530

Depreciation expense on property and equipment for the years ended December 31, 2024 and 2023 was $226 and $238, respectively.

| F-16 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

6. Leases

Rent expense is recognized on a straight-line basis over the period of the lease considering future rent escalation and holiday periods.

Rent expense for the years ended December 31, 2024 and 2023 was as follows:

	Year ended
	December 31,
	2024	2023
Rent expense	$460	$480

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

We occupy a 6,175 square-foot facility in Chennai, India under the terms of an operating lease expiring in September 2025. This facility supports our administrative, marketing, customer support, and research and product development activities.

We occupy a 40,000 square-foot warehouse in Salt Lake City, Utah under the terms of an operating lease expiring in April 2025, which serves as our primary inventory fulfillment center. This lease was cancelled on January 31, 2025.

We entered into a new lease on December 1, 2024 to occupy a 2,590 square-foot warehouse in Salt Lake City Utah. The lease is an operating lease expiring in February 2028. This facility serves as our primary warranty and repair center.

Supplemental cash flow information related to leases was as follows:

	Year ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$462	$492
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$175	$397

Supplemental balance sheet information related to leases was as follows:

	December 31, 2024	December 31, 2023
Operating lease right-of-use assets	$750	$990

Current portion of operating lease liabilities, included in accrued liabilities	$257	$383
Operating lease liabilities, net of current portion	514	665
Total operating lease liabilities	$771	$1,048

Weighted average remaining lease term for operating leases (in years)	2.99	3.39
Weighted average discount rate for operating leases	6.59%	6.47%

| F-17 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

The following represents maturities of operating lease liabilities as of December 31, 2024:

Years ending December 31,
2025	$300
2026	251
2027	259
2028	44
2029	—
Thereafter	—
Total lease payments	854
Less: Imputed interest	(83)
Total	$771

7. Accrued Liabilities

Accrued liabilities consist of the following:

	As of December 31,
	2024	2023
Accrued salaries and other compensation	$545	$632
Sales and marketing programs and customer credit balances	345	640
Product warranty	194	194
Current portion of operating lease liabilities	257	383
Other accrued liabilities	383	441
Total	$1,724	$2,290

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

Outsource Manufacturers. We have manufacturing agreements with electronics manufacturing service (“EMS”) providers related to the outsourced manufacturing of our products. Certain manufacturing agreements establish annual volume commitments. We are also obligated to repurchase Company-forecasted but unused materials. The Company has non-cancellable, non-returnable, and long-lead time commitments with its EMS providers and certain suppliers for inventory components that will be used in production. The Company’s purchase commitments under such agreements is approximately $4,300 million as of December 31, 2024.

Uncertain Tax Positions. As further discussed in Note 13 - Income Taxes, we had $969 of uncertain tax positions as of December 31, 2024. Due to the inherent uncertainty of the underlying tax positions, it is not possible to forecast the payment of this liability to any particular year.

Legal Proceedings.

Intellectual Property Litigation

The Company settled an intellectual property matter by entering into a cross licensing agreement in December 2023 and accepting a one-time payment of $4,000 in March 2024. The amount is recognized and included under other income in the consolidated statement of operations and in the consolidated balance sheet under License receivable as of December 31, 2023.

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

| F-19 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

9. Debt

Senior Convertible Notes and Warrants

On December 17, 2019, the Company completed the issuance and sale of $3,000 aggregate principal amount of secured convertible notes of the Company (the “Notes”) and warrants (the “Warrants”) to purchase 340,909 shares of common stock, par value $0.001 per share of the Company (the “Common Stock”), in a private placement transaction. The Notes and Warrants were issued and sold to Edward D. Bagley, an affiliate of the Company, on the terms and conditions of a Note Purchase Agreement dated December 8, 2019 between the Company, certain subsidiary guarantors of the Company, and Mr. Bagley. Mr. Bagley is an affiliate of the Company and was the beneficial owner of approximately 49.60% of the Company’s issued and outstanding shares of Common Stock.

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

In accounting for the issuance of the Notes, the Company separated Notes and Warrants into liability and equity components. The carrying amount of Warrants, being an equity component, was calculated using Black-Scholes method with the following assumptions:

Risk-free interest rate	1.82%
Expected life of Warrants (years)	7
Expected price volatility	49.94%
Expected dividend yield	0%

| F-20 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

Short-term Bridge Loan

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

Generally vesting schedules for options granted are based on 3 or 4-year vesting schedules, with either one-third or one-fourth vesting on the first anniversary and the remaining options vesting ratably over the remainder of the vesting term. Generally, directors and officers have 3-year vesting schedules and all other employees have 4-year vesting schedules. Additionally, in the event of a change in control or the occurrence of a corporate transaction, the Company’s Board of Directors has the authority to elect that all unvested options shall vest and become exercisable immediately prior to the event or closing of the transaction. As of December 31, 2024, the Company had 109,016 options with contractual lives of ten years and 460,000 options with contractual lives of six years.

| F-21 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

As of December 31, 2024, there were 569,016 options outstanding under the 2007 Plan. As of December 31, 2024, the 2007 Plan had 1,015,171 authorized unissued options.

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

In applying the Black-Scholes methodology to the 160,000 options granted during the year ended December 31, 2023, the Company used the following assumptions:

Risk free interest rate, average	3.91%
Expected option life, average	5 years
Expected price volatility, average	91.47%
Expected dividend yield	0.00%

In applying the Black-Scholes methodology to the 160,000 options granted during the year ended December 31, 2024, the Company used the following assumptions:

Risk free interest rate, average	4.06%
Expected option life, average	3.5 years
Expected price volatility, average	107.23%
Expected dividend yield	0.00%

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

The following table shows the stock option activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
As of December 31, 2022	488,477	$6.48	3.42	$—
Granted	160,000	1.01
Expired and canceled	(35,457)	7.29
Forfeited prior to vesting	(5,210)	2.50
Exercised	—	—
As of December 31, 2023	607,810	$5.03	3.32	$—
Granted	160,000	0.49
Expired and canceled	(162,126)	6.54
Forfeited prior to vesting	(36,668)	5.09
Exercised	—	—
As of December 31, 2024	569,016	$3.32	3.54	$—
Vested and Expected to Vest at December 31, 2023	607,810	$5.03	3.32	$—
Vested at December 31, 2023	403,365	$6.90	2.51	$—
Vested and Expected to Vest at December 31, 2024	569,016	$3.32	3.54	$—
Vested at December 31, 2024	349,968	$5.29	2.15	$—

| F-22 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

The total pre-tax compensation cost related to stock options recognized during the years ended December 31, 2024 and 2023 was $89 and $106, respectively. Tax benefit from compensation cost related to stock options during the years ended December 31, 2024 and 2023, respectively was $2 and $27. As of December 31, 2024, the total compensation cost related to stock options not yet recognized and before the effect of any forfeitures was $60, which is expected to be recognized over approximately the next 3.17 years on a straight-line basis.

Employee Stock Purchase Plan

During the years ended December 31, 2024 and 2023, the Company issued shares to employees under the Company’s 2016 Employee Stock Purchase Plan (the “ESPP”). The ESPP was approved by the Company’s shareholders on December 12, 2016. As of December 31, 2024, and December 31, 2023, 340,518 and 382,143, respectively of the originally approved 500,000 shares were available for offerings under the ESPP. Offering periods under the ESPP commence on each Jan 1 and July 1 and continue for a duration of six months. The ESPP is available to all employees who do not own, or are deemed to own, shares of stock making up an excess of 5% of the combined voting power of the Company, its parent or subsidiary.

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

Shares purchased and compensation expense associated with Employee Stock Purchase Plans were as follows:

	2024	2023
Shares purchased under ESPP plan	41,625	13,381
Plan compensation expense	$6	$3

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

| F-23 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

11. Significant Customers

During the year ended December 31, 2024 one of our distributors, customer A, accounted for 17% of total sales. For the year ended December 31, 2023 no distributor accounted for more than 10% of our total consolidated revenue. As of December 31, 2024, customer A accounted for 30% and customer B accounted for 12% of trade account receivables. No customer accounted for more than 10% of receivables as of December 31, 2023.

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

Level 3 - Unobservable inputs.

The substantial majority of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs.

The following tables set forth the fair value of the financial instruments re-measured by the Company as of December 31, 2024 and 2023.

	Level 1	Level 2	Level 3	Total
December 31, 2024
Mutual funds	$—	$—	$—	$—
US Treasury securities	—	—	—	—
Certificates of deposit	—	—	—	—
Corporate debt securities	—	—	—	—
Total	$—	$—	$—	$—
	Level 1	Level 2	Level 3	Total
December 31, 2023
Mutual funds	$1,505	$—	$—	$1,505
US Treasury securities	—	1,803	—	1,803
Certificates of deposit	—	103	—	103
Corporate debt securities	—	985	—	985
Total	$1,505	$2,891	$—	$4,396

| F-24 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

13. Income Taxes

Consolidated income (loss) before taxes for domestic and foreign operations consisted of the following:

	Year ended December 31,
	2024	2023
Domestic	$(7,670)	$1,043
Foreign	(1,158)	(1,169)
Total	$(8,828)	$(126)

The Company’s provision for income taxes consisted of the following:

	Year ended December 31,
	2024	2023
Current:
Federal	$(76)	$(131)
State	(22)	(219)
Foreign	(57)	(84)
Total current	(155)	(434)
Deferred:
Federal	1,745	(43)
State	275	78
Foreign	116	293
Total	2,136	328
Change in valuation allowance	(2,136)	(328)
Total deferred	—	—
Tax provision	$(155)	$(434)

The income tax provision differs from that computed at the federal statutory corporate income tax rate as follows:

	Year ended December 31,
	2024	2023
Tax benefit (provision) at federal statutory rate	$1,844	$26
State income tax benefit (provision), net of federal benefit	326	(10)
Research and development tax credits	53	66
Foreign earnings or losses taxed at different rates	(59)	(72)
Tax rate change	(54)	(58)
Other	(119)	(58)
Change in valuation allowance	(2,146)	(328)
Tax benefit (provision)	$(155)	$(434)

| F-25 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

The tax effects of significant temporary differences representing net deferred tax assets and liabilities consisted of the following:

	2024	2023
Deferred revenue	$1	$3
Basis difference in intangible assets	5,473	6,080
Inventory reserve	1,040	880
Net operating loss carryforwards	7,025	4,730
Research and development tax credits	125	115
Accrued expenses	99	108
Stock-based compensation	167	210
Allowance for sales returns and doubtful accounts	101	81
Difference in property and equipment basis	(94)	(108)
Convertible debt	(110)	(110)
Capitalized research expenditure	1,839	1,507
Other	309	337
Total net deferred income tax asset	15,975	13,833
Less: Valuation allowance	(15,975)	(13,833)
Net deferred income tax asset (liability)	$—	$—

The Company has not provided for foreign withholding taxes on undistributed earnings of its non-U.S. subsidiaries since these earnings are intended to be reinvested indefinitely, in accordance with guidelines contained in ASC Topic 740, Accounting for Income Taxes. It is not practical to estimate the amount of additional taxes that might be payable on such undistributed earnings.

The Company routinely evaluates the likelihood of realizing the benefit of its deferred tax assets and may record a valuation allowance if, based on all available evidence, it determines that it is more likely than not some portion of the tax benefit will not be realized. As of December 31, 2024, the Company had an aggregate of approximately $15,975 in deferred tax assets primarily related to intangible assets, net operating losses, tax credit carryforwards, and inventory basis differences. On a quarterly basis, the Company tests the value of deferred tax assets for impairment at the taxpaying-component level within each tax jurisdiction. Significant judgment and estimates are required in determining whether valuation allowances should be established as well as the amount of such allowances. When making such determination, consideration is given to, among other things, the following:

●	sufficient taxable income within the allowed carryback or carryforward periods;
●	future reversals of existing taxable temporary differences, including any tax planning strategies that could be utilized;
●	nature or character (e.g., ordinary vs. capital) of the deferred tax assets and liabilities; and
●	future taxable income exclusive of reversing temporary differences and carryforwards.

Based on the foregoing criteria, the Company determined that it does not meet the “more likely than not” threshold that net operating losses, tax credits and other deferred tax assets will be realized. Accordingly, the Company recorded a full valuation allowance at December 31, 2024.

| F-26 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

As of December 31, 2024 the Company has federal net operating loss (“NOL”) carryforwards of approximately $3,000 (pre-tax), state NOL carryforwards of approximately $600 (pre-tax) and Spain NOL carryforwards of approximately $3,300 (pre-tax). The federal NOL carryforward expires in 2029. The Spain NOL carryforward does not expire. The state NOL carryforwards expire over various periods.

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

The total amount of unrecognized tax benefits at December 31, 2024 and 2023, that would favorably impact our effective tax rate if recognized was $1,101 and $1,034, respectively. As of December 31, 2024 and 2023, we accrued $106 and $111, respectively, in interest and penalties related to unrecognized tax benefits. We account for interest expense and penalties for unrecognized tax benefits as part of our income tax provision.

Although we believe our estimates are reasonable, we can make no assurance that the final tax outcome of these matters will not be different from that which we have reflected in our historical income tax provisions and accruals. Such difference could have a material impact on our income tax provision and operating results in the period in which we make such determination.

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax positions is as follows:

	Year ended December 31,
	2024	2023
Balance - beginning of year	$968	$962
Additions based on tax positions related to the current year	17	18
Reductions for tax positions of prior years	(8)	(5)
Lapse in statutes of limitations	(8)	(7)
Uncertain tax positions, ending balance	$969	$968

The Company’s U.S. federal income tax returns for 2018 through 2024 are subject to examination. The Company's U.S. 2018 federal income tax return is currently under examination. The Company also files in various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state, or non-U.S. income tax examinations by tax authorities for years prior to 2017.

14. Geographic Sales Information

The United States was the only country to contribute more than 10 percent of total revenues in each fiscal year. The Company’s revenues are substantially denominated in U.S. dollars and are summarized geographically as follows:

	Year ended December 31,
	2024	2023
United States	$3,756	$8,186
All other countries	7,630	10,518
Total	$11,386	$18,704

15. Subsequent events

On February 26, 2025 the Company entered into a securities purchase agreement with Edward D. Bagley, pursuant to which the Company agreed to issue and sell, in a private placement at-the-market offering of 2,000,000 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $0.50 per share of Common Stock. The Company received $1,000 in cash in connection with the sale. Mr. Bagley is an affiliate of the Company and the Company’s single largest stockholder.

On March 27, 2025, the Company entered into an agreement with RBW Capital Partners LLC and Dawson James Securities, Inc. to act as exclusive placement agent for a proposed offering of the Company’s common stock. The agreement has a six-month term. Included are also the following fees: a success fee payable equal to five percent (5%) of the transaction value of any completed transaction with any parties not previously known to the Company prior to the engagement of the advisor, a cash success fee of eight percent (8%) of the amount of capital raised, in connection with any sale of debt or equity securities, and reimbursement of advisor’s out-of-pockets fees and expenses up to $150,000. No adjustments to the accompanying financial statements are required as a result of this event.

| F-27 |