Form 10-K/A
period 2024-12-31
CLEARONE INC
filed 2025-04-25
CIK 840715

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

Documents Incorporated by Reference: None

EXPLANATORY NOTE

On March 28, 2025, ClearOne, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Original Form 10-K”). This Amendment No. 1 (the “Amendment”) amends the Original Form 10-K solely to file the Company’s Policy for Recovery of Erroneously Awarded Compensation, adopted December 29, 2023, as Exhibit 97.1 that was inadvertently omitted from the Original Form 10-K in compliance with Nasdaq Rule 5608 and Item 402(w) of Regulation S-K.

This Amendment speaks as of the original filing date and does not reflect events occurring after the filing of the Original Form 10-K. No revisions are being made to the Company’s financial statements or any other disclosure contained in the Original Form 10-K. This Amendment is an exhibit-only filing. Except for Exhibit 97.1, this Amendment does not otherwise update any exhibits as originally filed or previously amended.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. As no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	Exhibit Incorporated Herein by Reference	Filing Date
97.1†	Policy for Recovery of Erroneously Awarded Compensation, adopted December 29, 2023.Consent of Tanner LLC, Independent Registered Public Accounting Firm
31.1†	Section 302 Certification of Chief Executive Officer
31.2†	Section 302 Certification of Chief Financial Officer
104	The cover page from this Amendment No. 1 to Annual Report on Form 10-K/A formatted in Inline XBRL

† Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARONE, INC.

Registrant

/s/ Derek L. Graham
Derek L. Graham
Chief Executive Officer
April 25, 2025