Form 10-Q
period 2025-03-31
CLEARONE INC
filed 2025-05-15
CIK 840715

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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

The number of shares of ClearOne common stock outstanding as of May 15, 2025 was 25,992,995.

1

 CLEARONE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

CLEARONE, INC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$961	$1,417
Receivables, net of allowance of $411 and $405	1,909	2,208
Inventories, net	9,866	11,224
Income tax receivable	27	10
Prepaid expenses and other assets	4,324	3,894
Total current assets	17,087	18,753
Long-term inventories, net	4,905	4,920
Property and equipment, net	442	500
Operating lease - right of use assets, net	672	750
Intangibles, net	1,500	1,539
Other assets	73	82
Total assets	$24,679	$26,544
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,910	$1,804
Accrued liabilities	1,628	1,724
Deferred product revenue	12	17
Total current liabilities	3,550	3,545
Operating lease liability, net of current	460	514
Other long-term liabilities	1,155	1,154
Total liabilities	5,165	5,213

Shareholders' equity:
Common stock, par value $0.001, 50,000,000 shares authorized, 25,992,995 and 23,992,995 shares issued and outstanding, respectively	26	24
Additional paid-in capital	32,700	31,672
Accumulated other comprehensive loss	(319)	(306)
Accumulated deficit	(12,893)	(10,059)
Total shareholders' equity	19,514	21,331
Total liabilities and shareholders' equity	$24,679	$26,544

See accompanying notes

CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(Dollars in thousands, except per share amounts)

	Three months ended March 31,
	2025	2024
Revenue	$2,313	$3,622
Cost of goods sold	2,192	2,471
Gross profit	121	1,151

Operating expenses:
Sales and marketing	1,116	1,312
Research and product development	691	894
General and administrative	1,160	1,023
Total operating expenses	2,967	3,229

Operating loss	(2,846)	(2,078)

Interest income (expense)	—	—
Other income, net	12	178

Loss before income taxes	(2,834)	(1,900)

Provision (benefit) for income taxes	—	(2)

Net loss	$(2,834)	$(1,898)

Basic weighted average shares outstanding	24,748,551	23,969,148
Diluted weighted average shares outstanding	24,748,551	23,969,148

Basic loss per share	$(0.11)	$(0.08)
Diluted loss per share	$(0.11)	$(0.08)

Comprehensive loss:
Net loss	$(2,834)	$(1,898)
Unrealized gain on available-for-sale securities, net of tax	—	22
Change in foreign currency translation adjustment	(13)	(2)
Comprehensive loss	$(2,847)	$(1,878)

See accompanying notes

CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share amounts)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(2,834)	$(1,898)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	125	167
Amortization of right-of-use assets	78	92
Share-based compensation expense	23	26
Provision for doubtful accounts, net	6	—
Change of inventory to net realizable value	272	193
Gain on sale of capitalized assets	(9)	—
Gain on sale of marketable securities	—	(47)
Changes in operating assets and liabilities:
Receivables	293	4,485
Inventories	1,101	(2,020)
Prepaid expenses and other assets	(421)	61
Accounts payable	105	(211)
Accrued liabilities	(75)	(321)
Income taxes receivable	(18)	9
Deferred product revenue	(5)	(4)
Operating lease liabilities	(80)	(99)
Net cash provided by (used in) operating activities	(1,439)	433

Cash flows from investing activities:
Purchase of property and equipment	(17)	(69)
Purchase of intangibles	(13)	(36)
Proceeds from maturities and sales of marketable securities	—	2,325
Proceeds from sale of capitalized assets	12	—
Purchases of marketable securities	—	(1,947)
Net cash provided by (used in) investing activities	(18)	273

Cash flows from financing activities:
Net proceeds from equity-based compensation programs	7	7
Proceeds from sale of shares	1,000	—
Net cash provided by financing activities	1,007	7

Effect of exchange rate changes on cash and cash equivalents	(6)	(4)

Net increase (decrease) in cash and cash equivalents	(456)	709
Cash and cash equivalents at the beginning of the period	1,417	17,835
Cash and cash equivalents at the end of the period	$961	$18,544

See accompanying notes

CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share amounts)

The following is a summary of supplemental cash flow activities:

	Three months ended March 31,
	2025	2024
Cash paid for income taxes	$—	$(12)
Cash paid for interest	—	—

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

Going Concern:

As of March 31, 2025, our cash and cash equivalents were approximately $961 compared to $1,417 as of December 31, 2024. Our working capital was $13,537 as of March 31, 2025. Net cash used in operating activities was $1,439 for the three months ended March 31, 2025, a decrease of $1,796 compared to $433 of cash provided by operating activities for the three months ended March 31, 2024. The decrease in cash is mainly due to a decrease in cash collected from receivables. These and other conditions raise substantial doubt about continuing as a going concern. We will need to complete one or more strategic transactions or raise additional working capital to continue our normal and planned operations. We will need to generate and sustain significant revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. In addition, as a public company, we will incur accounting, legal and other expenses. These expenditures will make it necessary for us to continue to raise additional working capital. Our efforts to grow our business may be costlier than we expect, and we may not be able to generate sufficient revenue to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, substantial doubt exists about our ability to continue as a going concern and we cannot assure you that we will achieve sustainable operating profits as we continue to expand our business and otherwise implement our growth initiatives. In February 2025, the Company raised $1,000 in a private placement transaction. We may be unable to complete a strategic transaction within a reasonable timeframe, on attractive terms or at all, and market conditions, including the historical volatility in our common stock will likely limit our ability to raise capital on favorable terms, or at all, and the terms of any public or private offerings of debt or equity securities likely would be significantly dilutive to existing stockholders. There is no set timetable for the overall process given the anticipated timelines for different strategic alternatives may vary, and there can be no assurance that this process will result in us pursuing a transaction or that any transaction, if pursued, will be completed on attractive terms or at all. The Company’s ability to continue as a going concern is dependent on the outcome of these uncertainties.

As a result, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for 12 months from the date these consolidated financial statements are issued. The consolidated financial statements as of March 31, 2025 have been prepared under the assumption that the Company will continue as a going concern for the next 12 months after these financial statements are issued, and that contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. These Consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Presentation:

The fiscal year for ClearOne is the twelve months ending on December 31. The condensed consolidated financial statements include the accounts of ClearOne and its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

These accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are not audited. Certain information and footnote disclosures that are usually included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been either condensed or omitted in accordance with SEC rules and regulations. The accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of March 31, 2025 and December 31, 2024, the results of operations for the three months ended March 31, 2025 and 2024, and the cash flows for the three months ended March 31, 2025 and 2024. The results of operations for the three months ended March 31, 2025 and 2024 are not necessarily indicative of the results for a full-year period. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Significant Accounting Policies:

The significant accounting policies were described in Note 1 to the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2024. There have been no changes to these policies during the quarter ended March 31, 2025 that are of significance or potential significance to the Company.

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

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

2. Revenue Information

The following table disaggregates the Company’s revenue into primary product groups:

	Three months ended March 31,
	2025	2024
Audio conferencing	$953	$1,523
Microphones	1,118	1,571
Video products	242	528
	$2,313	$3,622

The following table disaggregates the Company’s revenue into major regions:

	Three months ended March 31,
	2025	2024
North and South America	$960	$1,094
Asia Pacific (includes Middle East, India and Australia)	1,188	2,000
Europe and Africa	165	528
	$2,313	$3,622

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

The following table sets forth the computation of basic and diluted loss per common share:

	Three months ended March 31,
	2025	2024
Numerator:
Net loss	$(2,834)	$(1,898)
Denominator:
Basic weighted average shares outstanding	24,748,551	23,969,148
Dilutive common stock equivalents using treasury stock method	—	—
Diluted weighted average shares outstanding	24,748,551	23,969,148

Basic loss per common share	$(0.11)	$(0.08)
Diluted loss per common share	$(0.11)	$(0.08)

Weighted average options and warrants outstanding	5,591,139	6,420,553
Anti-dilutive options and warrants not included in the computation	5,591,139	6,420,553

4. Intangible Assets

Intangible assets as of March 31, 2025 and December 31, 2024 consisted of the following:

	Estimated useful lives (years)			March 31, 2025	December 31, 2024
Tradename	5	to	7	$555	$555
Patents and technological know-how	10	to	20	7,309	7,298
Proprietary software	3	to	15	2,981	2,981
Other	3	to	5	323	323
Total intangible assets				11,168	11,157
Accumulated amortization				(9,668)	(9,618)
Total intangible assets, net				$1,500	$1,539

The amortization of intangible assets for three months ended March 31, 2025 and 2024 was as follows:

	Three months ended March 31,
	2025	2024
Amortization of intangible assets	$50	$110

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The estimated future amortization expense of intangible assets is as follows:

Years ending December 31,	Amount
2025 (Remainder)	$154
2026	205
2027	75
2028	30
2029	30
Thereafter	1,006
Total	$1,500

5. Inventories

Inventories, net of reserves, as of March 31, 2025 and December 31, 2024 consisted of the following:

	March 31, 2025	December 31, 2024
Current:
Raw materials	$2,279	$2,424
Finished goods	7,587	8,800
	$9,866	$11,224

Long-term:
Raw materials	$1,248	$1,112
Finished goods	3,657	3,808
	$4,905	$4,920

Long-term inventory represents inventory held in excess of our current (next 12 months) requirements based on our recent sales and forecasted level of sales. We expect to sell the above inventory, net of reserves, at or above the stated cost and believe that no loss will be incurred on its sale, although there can be no assurance of the timing or amount of any sales.

Net loss incurred on valuation of inventory at lower of cost or net realizable value and write-off of obsolete inventory for three months ended March 31, 2025 and 2024 was as follows:

	Three months ended March 31,
	2025	2024
Net loss incurred on valuation of inventory at lower of cost or net realizable value and write-off of obsolete inventory	$272	$193

6. Leases

Rent expense is recognized on a straight-line basis over the period of the lease taking into account future rent escalation and holiday periods.

Rent expense for three months ended March 31, 2025 and 2024 was as follows:

	Three months ended March 31,
	2025	2024
Rent expense	$112	$109

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

We occupied a 40,000 square-foot warehouse in Salt Lake City, Utah under the terms of an operating lease expiring in April 2025, which served as our primary inventory fulfillment center. This lease was cancelled on January 31, 2025.

We entered into a new lease on December 1, 2024 to occupy a 2,590 square-foot warehouse in Salt Lake City Utah. The lease is an operating lease expiring in February 2028. This facility serves as our primary warranty and repair center.

Supplemental cash flow information related to leases was as follows:

	Three months ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(92)	$(115)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$—

Supplemental balance sheet information related to leases was as follows:

	March 31, 2025	December 31, 2024
Operating lease right-of-use assets	$672	$750

Current portion of operating lease liabilities, included in accrued liabilities	$231	$257
Operating lease liabilities, net of current portion	460	514
Total operating lease liabilities	$691	$771

Weighted average remaining lease term for operating leases (in years)	2.84	2.99
Weighted average discount rate for operating leases	6.65%	6.59%

The following represents maturities of operating lease liabilities as of March 31, 2025:

Years ending December 31,
2025 (Remainder)	$208
2026	251
2027	259
2028	44
2029	—
Total lease payments	762
Less: Imputed interest	71
Total	$691

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

7. Shareholders' Equity

	Three months ended March 31,
	2025	2024
Common stock and additional paid-in capital
Balance, beginning of period	$31,696	$46,071
Dividends declared	—	(14,496)
Issuance of common stock, net	1,000	—
Share-based compensation expense	23	26
Proceeds from employee stock purchase plan	7	7
Balance, end of period	$32,726	$31,608

Accumulated other comprehensive loss
Balance, beginning of period	$(306)	$(310)
Unrealized loss on available-for-sale securities, net of tax	—	22
Foreign currency translation adjustment	(13)	(2)
Balance, end of period	$(319)	$(290)

Accumulated deficit
Balance, beginning of period	$(10,059)	$(1,076)
Net loss	(2,834)	(1,898)
Balance, end of period	$(12,893)	$(2,974)

Total shareholders' equity	$19,514	$28,344

Issue of Common Stock

On February 26, 2025 the Company entered into a securities purchase agreement with Edward D. Bagley, pursuant to which the Company agreed to issue and sell, in a private placement at-the-market offering of 2,000,000 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $0.50 per share of Common Stock. The Company received $1,000 in cash in connection with the sale. Mr. Bagley is an affiliate of the Company and the Company’s single largest stockholder

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

8. Share-based Compensation

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

A summary of the stock option activity under the Company’s plans for the three months ended March 31, 2025, is as follows:

	Number of shares	Weighted average exercise price
Options outstanding at beginning of year	569,016	$3.32
Granted	—	—
Less:
Exercised	—	—
Forfeited prior to vesting	—	—
Canceled or expired	—	—
Options outstanding at March 31, 2025	569,016	3.32
Options exercisable at end of March 31, 2025	345,888	$5.04

As of March 31, 2025, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, was approximately $88, which will be recognized over a weighted average period of 1.35 years.

Share based compensation expense has been recorded as follows:

	Three months ended March 31,
	2025	2024
Cost of goods sold	$—	$2
Sales and marketing	1	2
Research and product development	4	12
General and administrative	18	10
	$23	$26

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

9. Income Taxes

The Company recorded a full valuation allowance against U.S Federal and State deferred tax assets, which results in no income tax benefit for losses in these jurisdictions. The full domestic valuation allowance was recorded as management concluded that it is more likely than not that these deferred tax assets are not realizable due to the Company's recent pre-tax losses and other sources of negative evidence. Provision for income taxes for the three months ended March 31, 2025 mostly represents income tax expense (benefit) recorded for jurisdictions outside the United States.

The Company had approximately $969 of uncertain tax positions as of March 31, 2025. Due to the inherent uncertainty of the underlying tax positions, it is not possible to forecast the payment of this liability for any particular year, therefore, it is reflected in other long-term liabilities.

10. Operating Segment

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this report, other than statements of historical fact, are forward-looking statements for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any forward-looking statement. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are based upon reasonable assumptions at the time made, there can be no assurance that any such expectations or any forward-looking statement will prove to be correct. Our actual results will vary, and may vary materially, from those projected or assumed in the forward-looking statements. Future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not anticipate, including, without limitation, descriptions of our review of strategic alternatives and the timing and impact of any potential strategic transactions, the proposed development, manufacturing, and sale of our products; statements that describe expectations regarding pricing trends, the markets for our products, our anticipated capital expenditures, our cost reduction and operational restructuring initiatives, and future impact of regulatory developments; statements with regard to the nature and extent of competition we may face in the future; statements with respect to the anticipated sources of and need for future financing; and statements with respect to future strategic plans, goals, and objectives and forecasts of future growth and value; and other factors referred to in our reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2024. All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Additional factors that may have a direct bearing on our operating results are discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

On January 16, 2025, we launched the BMA 360DX ceiling tile beamforming microphone array with an integrated DSP processor that provides everything needed to combine, route, and process all the audio signals with no compromises. Like the other members of the BMA 360 product family, the BMA 360DX includes FiBeam(TM) technology that provides truly ultra-wideband, frequency-invariant performance with uniform-gain response across all frequency bands and DsBeam(TM) technology that provides unparalleled sidelobe depth, below -40 dB, resulting in superior rejection of reverb and noise in difficult spaces for superb clarity and intelligibility. The built-in power amplifiers, selectable as 4x15 Watt or 2x30 Watt, simplify installations with loudspeakers. Setting up the BMA 360DX is incredibly quick and easy with auto-detection of additional beamforming microphone arrays and peripherals such as USB expanders, analog audio I/Os, and HDMI audio de-embedders. With everything on board, its scalable design easily adapts to a variety of meeting spaces. The BMA 360DX won a Best of Show award in the AV Technology category at the Integrated Systems Europe 2025 exhibition in Barcelona, Spain.

On January 20, 2025, we announced the launch of the Versa® 120D USB-C Docking Station with Dante®, designed to simplify and enhance hybrid meeting experiences. The Versa 120D is a versatile collaboration solution combining a USB-C docking station and Dante audio networking into a single, easy-to-use device. This innovative solution is specifically designed to meet the needs of Pro AV integrators and streamline BYOD (Bring Your Own Device) workflows in a variety of meeting spaces. It includes support for dual 4K60 displays or a single 8K30 display, ensuring crystal-clear visuals for presentations and video conferencing. High-speed USB-C connectivity delivers blazing-fast data transfer speeds of up to 40 Gbps, enabling seamless device operation. Simplified network integration with 10/100/1000 Base-T auto-negotiation and Ethernet pass-through over USB-C provides reliable, high-speed network connectivity directly to your device. The Versa 120D simplifies deployment and configuration with automatic discovery and native integration with Audinate’s Dante Controller software. It boasts broad interoperability, seamlessly integrating with a wide range of AV systems and devices. Enhanced security features include support for HDCP versions 1.4, 2.2, and 2.3 ensuring encrypted transmission of high-definition video and audio while meeting content protection standards. Additionally, the Versa 120D meets TAA requirements, making it ideal for US government and educational deployments.

On January 22, 2025, we introduced the DIALOG® AERO, a wideband UHF 2-channel encrypted digital wireless microphone solution with over 100 MHz of RF tuning range. The DIALOG® AERO features an intuitive interface with a large, easy-to-read LCD display that provides real-time information on critical settings. Aero Console software provides remote configuration, monitoring and management of the receiver and smart dock via Ethernet. DIALOG® AERO microphones offer flexible powering options. They can be powered with the included rechargeable Li-Ion AA batteries, NiMH AA rechargeable batteries, common AA battery types, or USB-C. Microphones and Dock can charge Li-Ion and NiMH AA batteries and the dock also charges spare AA batteries for added convenience. The system features a modular expandable 2-bay smart dock, allowing for easy expansion up to eight channels by linking multiple docks together, simplifying installation and minimizing cabling. Larger systems can be further expanded using optional accessories, including a four-channel antenna distributor with ceiling mount antennas, antenna combiners, and a joining kit for mounting two receivers in a single rack space. The auto-scan feature finds open channels for optimal reception. The system also includes detachable antennas with a 5-foot extension kit for added flexibility in system placement and signal optimization. DIALOG® AERO is ideal for a wide range of applications, including town hall meetings, company all-hands meetings, management retreats, school award ceremonies, rallies, houses of worship, hybrid training and presentation sessions, sound reinforcement and voice lift scenarios.

On January 24, 2025, we introduced the UNITE 260N Pro, a professional 4K Ultra HD camera with NDI®|HX, designed to meet the requirements of NDI® workflows. NDI – Network Device Interface – is used by millions of customers worldwide and has been adopted by more media organizations than any other IP standard, creating the industry’s largest IP ecosystem of products. NDI allows multiple video systems to identify and communicate with one another over IP; it can encode, transmit, and receive many streams of high-quality, low-latency, frame-accurate video and audio in real time. The growth of NDI is backed by a growing community of installers, developers, AV professionals, and users who are deeply engaged with the company through community events and initiatives. NDI-enabled UNITE 260N Pro Cameras are instantly discoverable within a standard IP network, eliminating the need for complex setups. These cameras can seamlessly send or receive high-quality, low-latency video, audio, controls, and metadata all within a single stream. Also, UNITE 260N Pro Cameras seamlessly integrate with a vast ecosystem of thousands of NDI-compatible hardware and software products.

On January 27, 2025, we announced the addition of a 4-channel Access Point and a 4-bay Dock to our award-winning DIALOG® UVHF Wireless Microphone System. With these new additions, the Dialog UVHF Wireless Microphone System now offers the flexibility to choose between an Access Point with 8 or 4 Dante channels and a Charger Dock capable of charging 8 or 4 microphones. The 4-channel Access Point and 4-bay Dock offer significant benefits like lower cost, system flexibility and a smaller form factor for the dock. This translates to increased value for our customers, making our high-quality wireless audio solutions more accessible and a better fit for applications that require fewer microphones.

Overall revenue decreased by 36% in the first quarter of 2025 when compared to the first quarter of 2024, primarily due to a significant decrease in revenues from product shortages that resulted in delayed product shipments. The revenue decline was also caused by significantly reduced demand for our products in many regions including USA, Europe and China when compared to 2024-Q1 revenues. We believe this revenue decline was primarily due to the cumulative impact of past production shortages. We believe that lack of product availability has caused some of our channel partners to purchase and install competing brands. Historically, we have seen a lag of several months between the time that our professional conferencing products are specified for installation and the date when those products are installed. Since our product availability was constrained through a significant part of Q4 2023, we believe our revenue was impacted negatively by these market dynamics through much of 2024. We have also faced sales headwinds from our products’ lack of Microsoft Teams certification, despite their longtime functional compatibility with this platform. In Q1 2025, we were unable to maintain an uninterrupted flow of inventory from our contract manufacturers and suppliers due to insufficient cash on hand. This issue negatively affected new products that we introduced in Q1 2025 as well as older products with consistent demand. Our work through the first three months of 2025 has focused on mitigating these impacts through maintaining consistent dialogues, product demonstrations, and feedback cycles with end users and channel partners, along with improving our visibility at key industry events. In addition, we saw a reduction in sales in the Middle East region, where we had previously experienced consistent sales growth, as we transitioned to a new distributor for the Middle East region. We believe our revenue performance in 2025-Q1 compared to 2024-Q1 also was to a small extent impacted negatively due to anticipated cost increases, whether realized or unrealized, associated with the tariffs on electronic raw materials that have affected the global manufacturing of high-tech products. We do expect to realize some of these increased costs in various degrees through the remainder of 2025.

Our gross profit margin decreased to 5.2% during the first quarter of 2025 from 31.8% during the first quarter of 2024. The reduction in gross margin is the result of revenue decreasing by a higher percentage than cost of goods sold. The Company experienced a significant reduction in inventory levels, with a decrease of approximately $1.4 million compared to December 31, 2024. This reduction was primarily driven by supply chain pauses from our cash flow constraints. As a result, there was insufficient new inventory to absorb the Company’s standard overhead allocation, which is typically applied to inventory production. This led to unabsorbed overhead costs being recognized as an expense in the period, directly impacting cost of goods sold.

The increase in unabsorbed overhead reflects the temporary misalignment between production levels and fixed overhead costs, which are generally allocated to inventory under our standard costing methodology. Management is actively evaluating strategies to optimize inventory levels and production schedules to mitigate similar impacts in future periods.

Net loss increased from $(1.9) million in the first quarter of 2024 to $(2.8) million in the first quarter of 2025. The increase in net loss was mainly due to the decrease in revenues and decrease in gross margin.

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

We will need to complete one or more strategic transactions or raise additional working capital to continue our normal and planned operations. We will need to generate and sustain significant revenue levels in future periods in order to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. In addition, as a public company, we will incur accounting, legal and other expenses. These expenditures will make it necessary for us to continue to raise additional working capital. Our efforts to grow our business may be costlier than we expect, and we may not be able to generate sufficient revenue to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, substantial doubt exists about our ability to continue as a going concern and we cannot assure you that we will achieve sustainable operating profits as we continue to expand our business and otherwise implement our growth initiatives.

The financial statements included with this quarterly report on Form 10-Q have been prepared on a going concern basis. We may not be able to generate profitable operations in the future and/or obtain the necessary financing to meet our obligations and pay liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that we will be able to continue as a going concern. We plan to continue to provide for our capital needs through sales of our securities and/or one or more strategic transactions, however there can be no assurance that we will be successful in completing any such transactions on attractive terms or at all. Our financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern

Industry conditions

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

We derive a significant portion of our revenue (approximately 58.5% in the first three months of 2025) from operations outside North and South America and expect this trend to continue in the future. Most of our revenue from outside the U.S. is billed in U.S. dollars and is not exposed to any significant currency risk. However, we are exposed to foreign exchange risk if the U.S. dollar is strong against other currencies as it will make U.S. Dollar denominated prices of our products less competitive.

Recent and proposed increases in U.S. tariffs on imports from China and Singapore may materially impact our operations, cost structure, and financial performance. As of May 2025, tariffs on Chinese goods have risen to 145%, with China imposing retaliatory tariffs of 125% on U.S. exports. Singapore faces a 10% baseline tariff under the U.S. reciprocal tariff regime, unaffected by a 90-day pause on tariffs for other countries, though potential retaliatory measures remain a risk due to the U.S.-Singapore Free Trade Agreement.

These tariffs could increase the cost of goods sourced from these countries, disrupt supply chains, and elevate operating expenses. For example, a portion of our cameras and wireless products is imported from China, and higher tariffs may lead to increased procurement costs or necessitate sourcing from alternative markets, potentially at higher prices or with logistical challenges. In Singapore, which serves as a key hub for the majority of our product lines, tariff-related uncertainties may impact trade flows and regional operations.

Additionally, retaliatory tariffs or trade restrictions from China and Singapore could affect our ability to export goods to these markets, potentially reducing revenue from international sales. The broader economic implications, including potential inflation and reduced consumer demand, may further impact our financial condition.

Deferred Product Revenue

Deferred product revenue decreased to $12 thousand on March 31, 2025 compared to $17 thousand on December 31, 2024.

A detailed discussion of our results of operations follows below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the three months ended March 31, 2025

The following table sets forth certain items from our unaudited condensed consolidated statements of operations for the three months ended March 31, 2025 (“2025-Q1”) and 2024 ("2024-Q1"), respectively, together with the percentage of total revenue which each such item represents:

	Three months ended March 31,
(dollars in thousands)	2025	2024	Change Favorable (Adverse) in %
Revenue	$2,313	$3,622	(36)
Cost of goods sold	2,192	2,471	11
Gross profit	121	1,151	(89)
Sales and marketing	1,116	1,312	15
Research and product development	691	894	23
General and administrative	1,160	1,023	(13)
Total operating expenses	2,967	3,229	8
Operating loss	(2,846)	(2,078)	(37)
Other income (expense), net	12	178	(93)
Loss before income taxes	(2,834)	(1,900)	(49)
Provision (benefit) for income taxes	—	(2)	100
Net loss	$(2,834)	$(1,898)	(49)

Revenue

Our revenue decreased to $2.3 million in 2025-Q1 compared to $3.6 million in 2024-Q1 due to a 37% decline in audio conferencing, a 54% decline in video products, and a 29% decrease in microphones. Our traditional ceiling mics, personal audio-conferencing products, and video cameras suffered revenue declines due to lack of product availability and the transition of business from one major customer in the Middle East to another one. When comparing 2025-Q1 to 2024-Q1, all sales regions suffered revenue loss. Revenues from Americas declined by 12%, from Europe and Africa by 69%, and from Asia Pacific (including Middle East, India and Australia) by 41%.

Costs of Goods Sold and Gross Profit

Cost of goods sold includes expenses associated with finished goods purchased from outsourced manufacturers, the repackaging of our products, our manufacturing and operations organization, property and equipment depreciation, warranty expense, freight expense, royalty payments, and the allocation of overhead expenses.

Our gross profit margin decreased from 31.8% during 2024-Q1 to 5.2% during 2025-Q1.

The reduction in gross margin is the result of revenue decreasing by a higher percentage than cost of goods sold.  The Company experienced a significant reduction in inventory levels, with a decrease of approximately $1.4 million compared to December 31, 2024. This reduction was primarily driven by supply chain pauses from our cash flow constraints. As a result, there was insufficient new inventory to absorb the Company’s standard overhead allocation, which is typically applied to inventory production. This led to unabsorbed overhead costs being recognized as an expense in the period, directly impacting cost of goods sold.

The increase in unabsorbed overhead reflects the temporary misalignment between production levels and fixed overhead costs, which are generally allocated to inventory under our standard costing methodology. Management is actively evaluating strategies to optimize inventory levels and production schedules to mitigate similar impacts in future periods.

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

Operating Expenses

Operating expenses include sales and marketing (“S&M”) expenses, research and product development (“R&D”) expenses and general and administrative (“G&A”) expenses. Total operating expenses in 2025-Q1 were $3.0 million compared to $3.2 million in 2024-Q1. The following contains a more detailed discussion of expenses related to sales and marketing, research and product development, general and administrative, and other items.

Sales and Marketing - S&M expenses include selling, customer service, and marketing expenses such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses.

S&M expenses were lower in 2025-Q1, $1.1 million compared to $1.3 million in 2024-Q1, because of decreasing commissions on fewer sales.

Research and Product Development - R&D expenses include research and development, product line management, engineering services, and test and application expenses, including employee-related costs, outside services, expensed materials, depreciation, and an allocation of overhead expenses.

R&D expenses were lower in 2025-Q1, $0.7 million compared to $0.9 million in 2024-Q1. The reduction was primarily due to a reduction in personnel.

General and Administrative - G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs, and corporate administrative costs, including costs related to finance and human resources teams.

G&A expenses increased to $1.2 million in 2025-Q1 compared to $1.0 million in 2024-Q1. The increase was primarily due to an increase in legal and regulatory expenses related to the exploration of strategic alternatives.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other income (expense), net

Other income (expense), net includes interest income, foreign currency changes and gain or loss on disposal of assets. Other income for 2025-Q1 included $0.0 million of interest income received on marketable securities compared to $0.2 million in 2024-Q1

Provision for income taxes

During each of the three months ended March 31, 2025 and 2024, we did not recognize any benefit from the losses incurred due to setting up a full valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2025, our cash and cash equivalents were approximately $0.9 million compared to $1.4 million as of December 31, 2024. Our working capital was $13.5 million and $15.2 million as of March 31, 2025 and December 31, 2024, respectively.

Cash used in operating activities was approximately $1.4 million in the three months ended March 31, 2025, a decrease of approximately $1.8 million from $0.4 million of cash provided by operating activities in the three months ended March 31, 2024. The decrease in cash inflow was primarily due to the net loss partially offset by the reduction in inventory purchases.

Cash used in investing activities in the three months ended March 31, 2025 was $(0.0) million compared to $0.3 million of cash provided by investing activities in the three months ended March 31, 2024. The decrease in cash provided by investing activities was primarily due to no proceeds from sale of marketable securities and no offset by purchases of marketable securities in the three months ended March 31, 2025 compared to $2.3 million and $(1.9) million respectively for the three months ended March 31, 2024.

Cash provided by financing activities in the three months ended March 31, 2025 was $1.0 million compared to $0.0 million of cash provided by financing activities in the three months ended March 31, 2024. The 2025 amount was comprised primarily of a stock sale.

These and other conditions raise substantial doubt about continuing as a going concern. We will need to complete one or more strategic transactions or raise additional working capital to continue our normal and planned operations. We will need to generate and sustain significant revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. In addition, as a public company, we will incur accounting, legal and other expenses. These expenditures will make it necessary for us to continue to raise additional working capital. Our efforts to grow our business may be costlier than we expect, and we may not be able to generate sufficient revenue to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, substantial doubt exists about our ability to continue as a going concern and we cannot assure you that we will achieve sustainable operating profits as we continue to expand our business and otherwise implement our growth initiatives. In February 2025, the Company raised $1,000 in a private placement transaction. We may be unable to complete a strategic transaction within a reasonable timeframe, on attractive terms or at all, and market conditions, including the historical volatility in our common stock will likely limit our ability to raise capital on favorable terms, or at all, and the terms of any public or private offerings of debt or equity securities likely would be significantly dilutive to existing stockholders. There is no set timetable for the overall process given the anticipated timelines for different strategic alternatives may vary, and there can be no assurance that this process will result in us pursuing a transaction or that any transaction, if pursued, will be completed on attractive terms or at all.  The Company’s ability to continue as a going concern is dependent on the outcome of these uncertainties.

As a result, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for 12 months from the date these consolidated financial statements are issued. The consolidated financial statements as of March 31, 2025 have been prepared under the assumption that the Company will continue as a going concern for the next 12 months after these financial statements are issued, and that contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. These Consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of March 31, 2025, we had open purchase orders of approximately $4.2 million, mostly for the purchase of inventory.

As of March 31, 2025, we had inventory totaling $14.8 million, of which non-current inventory accounted for $4.9 million. This compares to total inventories of $16.1 million, which includes non-current inventory of $4.9 million as of December 31, 2024.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of March 31, 2025 (in millions):

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 years
Operating lease obligations	$0.7	$0.2	$0.5	$—	$—
Purchase obligations	4.2	4.2	—	—	—
Total	$4.9	$4.4	$0.5	$—	$—

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance-sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, results of operations or liquidity.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our results of operations and financial position are based upon our unaudited condensed consolidated financial statements included under Item 1 of this Form 10-Q, which have been prepared in conformity with accounting principles generally accepted in the United States. We review the accounting policies used in reporting our financial results on a regular basis. We believe certain of our accounting policies are critical to understanding our financial position and results of operations. There have been no changes to the critical accounting policies as explained in our Annual Report on Form 10-K for the year ended December 31, 2024.

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of recent accounting pronouncements, see Note 1: “Business Description, Basis of Presentation and Significant Accounting Policies” in the notes to our unaudited condensed consolidated financial statements included under Item 1 of this Form 10-Q.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.     CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2025 was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial and Accounting Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures are effective at a reasonable assurance level as of March 31, 2025.

There has been no change in the Company's internal control over financial reporting as of March 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors set forth in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) Not applicable.

(c) None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

(a) Not applicable.

(b) Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

(a) Not applicable.

(b) Not applicable.

(c) Not applicable.

Item 6. EXHIBITS

Exhibit No.	Title of Document

10.1	Securities Purchase Agreement dated February 26, 2025 by and between ClearOne, Inc. and Edward D. Bagley (filed as Exhibit 10. 1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 27, 2025 and incorporated herein by reference).

31.1	Section 302 Certification of Chief Executive Officer (filed herewith)

31.2	Section 302 Certification of Principal Financial Officer (filed herewith)

32.1	Section 906 Certification of Chief Executive Officer (filed herewith)

32.2	Section 906 Certification of Principal Financial Officer (filed herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	XBRL Taxonomy Extension Definitions Linkbase (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

104.1	The cover page of this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ClearOne, Inc., (Registrant)

	By:	/s/ Derek L. Graham
May 15, 2025		Derek L. Graham Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Simon Brewer
May 15, 2025		Simon Brewer Chief Financial Officer (Principal Accounting and Principal Financial Officer)

