Form 10-Q
period 2025-06-30
CLEARONE INC
filed 2025-08-14
CIK 840715

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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

The number of shares of ClearOne common stock outstanding as of August 14, 2025 was 1,734,249.

1

 CLEARONE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

CLEARONE, INC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,132	$1,417
Restricted cash	1,678	—
Receivables, net of allowance of $267 and $405	1,053	2,208
Inventories, net	8,846	11,224
Income tax receivable	29	10
Prepaid expenses and other assets	4,131	3,894
Total current assets	16,869	18,753
Long-term inventories, net	4,633	4,920
Property and equipment, net	370	500
Operating lease - right of use assets, net	607	750
Intangibles, net	1,453	1,539
Other assets	73	82
Total assets	$24,005	$26,544
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,029	$1,804
Accrued liabilities	2,450	1,724
Short-term note payable	3,008	—
Deferred product revenue	12	17
Total current liabilities	7,499	3,545
Operating lease liability, net of current	405	514
Other long-term liabilities	1,155	1,154
Total liabilities	9,059	5,213

Shareholders' equity:
Common stock, par value $0.001, 150,000,000 shares authorized, 1,734,249 and 1,599,534 shares issued and outstanding, respectively	2	2
Additional paid-in capital	32,738	31,694
Accumulated other comprehensive loss	(329)	(306)
Accumulated deficit	(17,465)	(10,059)
Total shareholders' equity	14,946	21,331
Total liabilities and shareholders' equity	$24,005	$26,544

See accompanying notes

CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(Dollars in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue	$1,916	$2,304	$4,229	$5,926
Cost of goods sold	2,147	2,324	4,339	4,795
Gross profit (loss)	(231)	(20)	(110)	1,131

Operating expenses:
Sales and marketing	1,383	1,191	2,499	2,503
Research and product development	1,359	868	2,050	1,762
General and administrative	1,586	845	2,746	1,868
Total operating expenses	4,328	2,904	7,295	6,133

Operating loss	(4,559)	(2,924)	(7,405)	(5,002)

Interest (expense)	(8)	—	(8)	—
Other income, net	3	119	15	297

Loss before income taxes	(4,564)	(2,805)	(7,398)	(4,705)

Provision for income taxes	8	15	8	13

Net loss	$(4,572)	$(2,820)	$(7,406)	$(4,718)

Basic weighted average shares outstanding	1,733,307	1,597,943	1,691,836	1,597,943
Diluted weighted average shares outstanding	1,733,307	1,597,943	1,691,836	1,597,943

Basic loss per share	$(2.64)	$(1.76)	$(4.38)	$(2.95)
Diluted loss per share	$(2.64)	$(1.76)	$(4.38)	$(2.95)

Comprehensive loss:
Net loss	$(4,572)	$(2,820)	$(7,406)	$(4,718)
Unrealized gain on available-for-sale securities, net of tax	—	(3)	—	19
Change in foreign currency translation adjustment	(10)	(1)	(23)	(3)
Comprehensive loss	$(4,582)	$(2,824)	$(7,429)	$(4,702)

See accompanying notes

CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share amounts)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(7,406)	$(4,718)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	248	273
Amortization of right-of-use assets	143	186
Share-based compensation expense	44	52
Provision for doubtful accounts, net	(139)	—
Change of inventory to net realizable value	320	98
Non-cash interest expense	8	—
Gain on sale of capitalized assets	(9)	—
Gain on sale of marketable securities	—	(71)
Changes in operating assets and liabilities:
Receivables	1,293	4,705
Inventories	2,345	(2,701)
Prepaid expenses and other assets	(229)	206
Accounts payable	224	(43)
Accrued liabilities	758	(511)
Income taxes receivable	(19)	9
Deferred product revenue	(5)	(7)
Operating lease liabilities	(144)	(200)
Net cash used in operating activities	(2,568)	(2,722)

Cash flows from investing activities:
Purchase of property and equipment	(17)	(135)
Purchase of intangibles	(16)	(53)
Proceeds from maturities and sales of marketable securities	—	5,372
Proceeds from sale of capitalized assets	12	—
Purchases of marketable securities	—	(3,358)
Net cash provided by (used in) investing activities	(21)	1,826

Cash flows from financing activities:
Proceeds from sale of stock	1,000	—
Proceeds from issuance of convertible note	3,000	—
Net proceeds from equity-based compensation programs	—	7
Dividend Payment	—	(14,490)
Net cash provided by (used in) financing activities	4,000	(14,483)

Effect of exchange rate changes on cash and cash equivalents	(18)	(6)

Net increase (decrease) in cash and cash equivalents	1,393	(15,385)
Cash and cash equivalents at the beginning of the period	1,417	17,835
Cash and cash equivalents at the end of the period	$2,810	$2,450

See accompanying notes

CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share amounts)

The following is a summary of supplemental cash flow activities:

	Six months ended June 30,
	2025	2024
Cash paid for income taxes	$—	$—
Cash paid for interest	—	—

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

Going Concern:

As of June 30, 2025, our cash and cash equivalents were approximately $2.8 million compared to $1.4 million as of December 31, 2024. Our working capital was $9.4 million as of June 30, 2025. Net cash used in operating activities was ($2.6) million for the six months ended June 30, 2025, compared to ($2.7) million of cash used in operating activities for the six months ended June 30, 2024. The consistency in the usage of cash is primarily due to a decrease in sales and ongoing operational challenges.

These and other conditions raise substantial doubt about our ability to continue as a going concern. We will need to complete one or more strategic transactions, including the pursuit of an Asset Sale (defined as the sale of all or substantially all of our current assets and operations), generate additional revenue through inventory sales, or raise additional working capital to continue our normal and planned operations. We will need to generate and sustain significant revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. In addition, as a public company, we will incur accounting, legal and other expenses. These expenditures will make it necessary for us to continue to raise additional working capital. Our efforts to grow our business may be costlier than we expect, and we may not be able to generate sufficient revenue to offset our increased operating expenses. We may incur significant losses in the future for several reasons, including unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, substantial doubt exists about our ability to continue as a going concern and we cannot assure you that we will achieve sustainable operating profits as we continue to operate our business and otherwise implement our growth initiatives.

In February 2025, the Company raised $1.0 million in a private placement transaction. On June 20, 2025, the Company entered into a Note Purchase Agreement with First Finance Ltd., pursuant to which First Finance Ltd. purchased $3.0 million aggregate principal amount of convertible notes, providing restricted proceeds intended for working capital, potential warrant repurchases, and operational needs as we pursue the Asset Sale. In connection with this financing, we are required to use reasonable best efforts to complete the Asset Sale within 180 days of issuing Class A Redeemable Preferred Stock as a dividend to common stockholders (which occurred July 18, 2025 - see Note13), with net proceeds from any Asset Sale to be distributed pro rata to holders of such preferred stock. Additionally, on June 20, 2025, we implemented a reduction in force affecting a significant portion of our workforce to scale operations and reduce expenses in alignment with the Asset Sale pursuit, which may result in short-term severance and related costs estimated at approximately $1.9 million and are expected to be incurred primarily in the third quarter of 2025. On June 24, 2025, we regained compliance with Nasdaq's minimum bid price requirement following our 1-for-15 reverse stock split. We may be unable to complete the Asset Sale or other strategic transactions within a reasonable timeframe, on attractive terms or at all, and market conditions, including the historical volatility in our common stock, will likely limit our ability to raise capital on favorable terms, or at all, and the terms of any public or private offerings of debt or equity securities likely would be significantly dilutive to existing stockholders. There is no set timetable for the overall process given the anticipated timelines for different strategic alternatives may vary, and there can be no assurance that this process will result in us pursuing a transaction or that any transaction, if pursued, will be completed on attractive terms or at all. The Company’s ability to continue as a going concern is dependent on the outcome of these uncertainties, including successful inventory sales, additional investments, or the completion of long-term asset sales.

As a result, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for 12 months from the date these consolidated financial statements are issued. The consolidated financial statements as of June 30, 2025 have been prepared under the assumption that the Company will continue as a going concern for the next 12 months after these financial statements are issued, and that contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Presentation:

The fiscal year for ClearOne is the twelve months ending on December 31. The condensed consolidated financial statements include the accounts of ClearOne and its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

These accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are not audited. Certain information and footnote disclosures that are usually included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been either condensed or omitted in accordance with SEC rules and regulations. The accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of June 30, 2025 and December 31, 2024, the results of operations for the three and six months ended June 30, 2025 and 2024, and the cash flows for the six months ended June 30, 2025 and 2024. The results of operations for the three and six months ended June 30, 2025 and 2024 are not necessarily indicative of the results for a full-year period. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC.

Reverse Stock Split:

The Company completed a 1-for-15 reverse stock split of the Company's issued and outstanding common stock, par value $0.001 per share, effective at 5:00 p.m. Eastern Time on June 9, 2025. The common stock began trading on a split-adjusted basis on the Nasdaq Capital Market on June 10, 2025, under the symbol "CLRO" and a new CUSIP number of 18506U203. The reverse stock split was primarily intended to increase the per share market price of the common stock in order to regain compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market. As a result of the reverse stock split, every 15 shares of issued and outstanding common stock were automatically combined into one share, with no fractional shares issued (any fractional interests were rounded up to the next whole share). The reverse stock split did not change the par value of the common stock or the authorized number of shares but reduced the number of issued and outstanding shares from approximately 26.0 million to approximately 1.7 million, with proportional adjustments to outstanding stock options, warrants, and shares reserved under equity incentive plans. For additional details, refer to the Company's Current Report on Form 8-K filed with the SEC on June 2, 2025, including the press release attached as Exhibit 99.1 thereto.

All share and per-share amounts in these condensed consolidated financial statements and related notes have been retroactively adjusted to reflect the reverse stock split for all periods presented.

Restricted Cash

The Company includes restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows, in accordance with ASU 2016-18. Restricted cash as of June 30, 2025, consists of $1,678 in remaining proceeds from a $3,000 convertible note issued to First Finance Ltd. on June 20, 2025 (with no restricted cash balance as of March 31, 2025). These funds are subject to enforceable contractual restrictions per the disbursement schedule in Schedule 8.5 of the Note Purchase Agreement, which allocates proceeds to specific uses such as advisory fees, warrant holder payments, legal and audit expenses, staff costs (e.g., board fees, accounting staff, operations/sales staff bonuses), shutdown costs for foreign subsidiaries, and severance/PTO for employee layoffs. The funds are held in a segregated account and released only upon meeting specified milestones, with penalties for non-compliance. During the quarter ended June 30, 2025, $1,322 was disbursed for severances, deal fees, legal fees, and compliance fees, resulting in the ending restricted cash balance. Full disbursement of the remaining restricted cash is expected by November 2025 as additional milestones are achieved. Restricted cash is classified as a current asset on the balance sheet and included in the total cash, cash equivalents, and restricted cash balances in the statement of cash flows. Changes in restricted cash are not presented as separate cash flows but are reconciled in this note. This classification and presentation provide transparency regarding the Company's liquidity, as the restricted funds are not available for general corporate purposes.

Significant Accounting Policies:

The significant accounting policies were described in Note 1 to the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2024. There have been no changes to these policies during the quarter ended June 30, 2025 that are of significance or potential significance to the Company.

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

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

2. Revenue Information

The following table disaggregates the Company’s revenue into primary product groups:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Audio conferencing	$625	$905	$1,579	$2,429
Microphones	971	1,043	2,089	2,614
Video products	320	356	561	883
	$1,916	$2,304	$4,229	$5,926

The following table disaggregates the Company’s revenue into major regions:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
North and South America	$1,331	$1,210	$2,291	$2,304
Asia Pacific (includes Middle East, India and Australia)	230	841	1,418	2,842
Europe and Africa	355	253	520	780
	$1,916	$2,304	$4,229	$5,926

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

The following table sets forth the computation of basic and diluted loss per common share:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(4,572)	$(2,820)	$(7,406)	$(4,718)
Denominator:
Basic weighted average shares outstanding	1,733,307	1,597,943	1,691,836	1,597,943
Dilutive common stock equivalents using treasury stock method	—	—	—	—
Diluted weighted average shares outstanding	1,733,307	1,597,943	1,691,836	1,597,943

Basic loss per common share	$(2.64)	$(1.76)	$(4.38)	$(2.95)
Diluted loss per common share	$(2.64)	$(1.76)	$(4.38)	$(2.95)

Weighted average options and warrants outstanding	435,765	372,362	404,427	373,846
Anti-dilutive options and warrants not included in the computation	435,765	372,362	404,427	373,846

4. Intangible Assets

Intangible assets as of June 30, 2025 and December 31, 2024 consisted of the following:

	Estimated useful lives (years)			June 30, 2025	December 31, 2024
Tradename	5	to	7	$555	$555
Patents and technological know-how	10	to	20	7,313	7,298
Proprietary software	3	to	15	2,981	2,981
Other	3	to	5	323	323
Total intangible assets				11,172	11,157
Accumulated amortization				(9,719)	(9,618)
Total intangible assets, net				$1,453	$1,539

The amortization of intangible assets for three and six months ended June 30, 2025 and 2024 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Amortization of intangible assets	$51	$50	$102	$160

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The estimated future amortization expense of intangible assets is as follows:

Years ending December 31,	Amount
2025 (Remainder)	$103
2026	205
2027	75
2028	30
2029	30
Thereafter	1,010
Total	$1,453

5. Inventories

Inventories, net of reserves, as of June 30, 2025 and December 31, 2024 consisted of the following:

	June 30, 2025	December 31, 2024
Current:
Raw materials	$2,091	$2,424
Finished goods	6,755	8,800
	$8,846	$11,224

Long-term:
Raw materials	$1,346	$1,112
Finished goods	3,287	3,808
	$4,633	$4,920

Long-term inventory represents inventory held in excess of our current (next 12 months) requirements based on our recent sales and forecasted level of sales. We expect to sell the above inventory, net of reserves, at or above the stated cost and believe that no loss will be incurred on its sale, although there can be no assurance of the timing or amount of any sales.

Net loss incurred on valuation of inventory at lower of cost or net realizable value and write-off of obsolete inventory for three and six months ended June 30, 2025 and 2024 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net loss (recovery) incurred on valuation of inventory at lower of cost or net realizable value and write-off of obsolete inventory	$48	$(95)	$320	$98

6. Leases

Rent expense is recognized on a straight-line basis over the period of the lease taking into account future rent escalation and holiday periods.

Rent expense for three and six months ended June 30, 2025 and 2024 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Rent expense	$101	$118	$213	$227

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

Supplemental cash flow information related to leases was as follows:

	Six months ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(167)	$(232)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$—

Supplemental balance sheet information related to leases was as follows:

	June 30, 2025	December 31, 2024
Operating lease right-of-use assets	$607	$750

Current portion of operating lease liabilities, included in accrued liabilities	$222	$257
Operating lease liabilities, net of current portion	405	514
Total operating lease liabilities	$627	$771

Weighted average remaining lease term for operating leases (in years)	2.63	2.99
Weighted average discount rate for operating leases	6.71%	6.59%

The following represents maturities of operating lease liabilities as of June 30, 2025:

Years ending December 31,
2025 (Remainder)	$143
2026	251
2027	259
2028	44
2029	—
Total lease payments	697
Less: Imputed interest	70
Total	$627

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

7. Convertible Notes Payable

On June 25, 2025, the Company filed a Current Report on Form 8-K disclosing several material events. On June 20, 2025, the Company entered into a Note Purchase Agreement with First Finance Ltd., pursuant to which First Finance Ltd. purchased $3,000,000 aggregate principal amount of convertible notes in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. The convertible notes accrue interest at 10% per annum and are mandatorily convertible into shares of newly designated Class B Convertible Preferred Stock upon the issuance of Class A Redeemable Preferred Stock as a dividend to common stockholders (which occurred July 18, 2025 – see Note 13). The Class B Convertible Preferred Stock is further convertible into common stock at a conversion price of the lower of: (i) the closing price (as reflected on Nasdaq.com); or (ii) the average closing price of the Common Stock (as reflected on Nasdaq.com) for the five trading days immediately preceding June 20, 2025 (subject to adjustment for stock splits, dividends, and similar events). First Finance Ltd. is also granted an option to purchase up to an additional $2,000,000 of Class B Convertible Preferred Stock. The proceeds from the convertible notes are restricted to a specified disbursement schedule.

In accordance with the note provisions, interest expense was computed for the days the note was in place during the end of June. This interest was added to the loan balance as of June 30, 2025 in the amount of $8, resulting in a total note payable balance of $3,008 being reported on the balance sheet

For additional details, refer to the Company's Current Report on Form 8-K filed with the SEC on June 25, 2025, including the Certificates of Designation attached as Exhibits 3.1 and 3.2, the Note Purchase Agreement attached as Exhibit 10.1, and the Convertible Note attached as Exhibit 10.2 thereto.

Composition of Notes Payable

Description	Interest Rate	Maturity Date	June 30, 2025	December 31, 2024
Convertible Note	10%	June 30, 2025	$3,008	$—
Total Notes Payable			$3,008	$—

Schedule of Future Maturities of Notes Payable

Year ending December, 31	Amount
Remainder of 2025	$3,008
Total	$3,008

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

8. Shareholders' Equity

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Common stock and additional paid-in capital
Balance, beginning of period	$32,726	$31,608	$31,696	$46,071
Dividends declared	—	—	—	(14,496)
Issuance of common stock, net	—	—	1,000	—
Share-based compensation expense	21	39	44	65
Proceeds from employee stock purchase plan	(7)	(7)	—	—
Balance, end of period	$32,740	$31,640	$32,740	$31,640

Accumulated other comprehensive loss
Balance, beginning of period	$(319)	$(290)	$(306)	$(310)
Unrealized loss on available-for-sale securities, net of tax	—	(3)	—	19
Foreign currency translation adjustment	(10)	(1)	(23)	(3)
Balance, end of period	$(329)	$(294)	$(329)	$(294)

Accumulated deficit
Balance, beginning of period	$(12,893)	$(2,972)	$(10,059)	$(1,076)
Net loss	(4,572)	(2,822)	(7,406)	(4,718)
Balance, end of period	$(17,465)	$(5,794)	$(17,465)	$(5,794)

Total shareholders' equity	$14,946	$25,552	$14,946	$25,552

Issue of Common Stock

On February 26, 2025 the Company entered into a securities purchase agreement with Edward D. Bagley, pursuant to which the Company agreed to issue and sell, in a private placement at-the-market offering of 133,334 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $7.50 per share of Common Stock. The Company received $1,000 in cash in connection with the sale. Mr. Bagley is an affiliate of the Company and the Company’s single largest stockholder.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Amendments to Certificate of Incorporation and Reverse Stock Split

At the special meeting of stockholders held on May 30, 2025, stockholders approved amendments to the Certificate of Incorporation to: (i) increase the authorized number of shares of common stock from 50,000,000 to 150,000,000; (ii) authorize 50,000,000 shares of "blank check" preferred stock; (iii) effect a reverse stock split at a ratio between 1-for-10 and 1-for-15, with the exact ratio to be determined by the Board of Directors; and (iv) eliminate the prohibition on stockholder action by written consent and to allow such actions. Following stockholder approval, on June 4, 2025, the Company filed a Certificate of Amendment to its Certificate of Incorporation to effect these changes, including the selection of a 1-for-15 reverse stock split ratio, which became effective at 5:00 p.m. Eastern Time on June 9, 2025. The common stock began trading on a split-adjusted basis on the Nasdaq Capital Market on June 10, 2025, under the symbol "CLRO" and a new CUSIP number of 18506U203. The reverse stock split was primarily intended to increase the per share market price of the common stock in order to regain compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market. As a result of the reverse stock split, every 15 shares of issued and outstanding common stock were automatically combined into one share, with no fractional shares issued (any fractional interests were converted to one whole share). The reverse stock split did not change the par value of the common stock but reduced the number of issued and outstanding shares from approximately 26.0 million to approximately 1.7 million, with proportional adjustments to outstanding stock options, warrants, and shares reserved under equity incentive plans. All share and per-share amounts in these condensed consolidated financial statements and related notes have been retroactively adjusted to reflect the reverse stock split for all periods presented.

For additional details, including the Certificate of Amendment, refer to the Company's Current Report on Form 8-K filed with the SEC on June 2, 2025, including the press release attached as Exhibit 99.1 and the Certificate of Amendment attached as Exhibit 3.1 thereto.

Preferred Stock Designations and Related Matters

In connection with the transaction mentioned in Note 7, on June 24, 2025, the Company filed Certificates of Designation with the State of Delaware authorizing up to 2,069,066 shares of Class A Redeemable Preferred Stock and 5,100 shares of Class B Convertible Preferred Stock. The Class A Redeemable Preferred Stock, which ranks senior to common stock and is redeemable upon an Asset Sale (defined as the sale of all or substantially all of the Company's current assets and operations, which the Company is required to pursue using reasonable best efforts within 180 days of issuance), was issued on July 18, 2025 as a dividend to holders of common stock and common stock equivalents of record as of July 11, 2025. Net proceeds from any Asset Sale will be distributed pro rata to holders of Class A Redeemable Preferred Stock. The Class B Convertible Preferred Stock ranks senior to common stock and other equity (except Class A Redeemable Preferred Stock), with specific rights including dividends, voting (on an as-converted basis), and liquidation preferences.

Additionally, effective June 20, 2025, the Board of Directors was expanded from four to five members, with Eric Boehnke and Youngsun Park (a/k/a Sunny Park), nominees of First Finance Ltd., appointed as directors to serve until the next annual meeting or until their successors are elected and qualified. Neither appointee has any material arrangements or family relationships with the Company requiring disclosure under Item 404(a) of Regulation S-K, and they will receive standard director compensation.

For additional details, refer to the Company's Current Report on Form 8-K filed with the SEC on June 25, 2025, including the Certificates of Designation attached as Exhibits 3.1 and 3.2, the Note Purchase Agreement attached as Exhibit 10.1, and the Convertible Note attached as Exhibit 10.2 thereto.

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

A summary of the stock option activity under the Company’s plans for the six months ended June 30, 2025, is as follows:

	Number of shares	Weighted average exercise price
Options outstanding at beginning of year	37,956	$49.76
Granted	—	—
Less:
Exercised	—	—
Forfeited prior to vesting	—	—
Canceled or expired	(667)	198.00
Options outstanding at June 30, 2025	37,289	47.11
Options exercisable at end of June 30, 2025	22,953	$70.69

As of June 30, 2025, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, was approximately $66, which will be recognized over a weighted average period of 1.23 years.

Share based compensation expense has been recorded as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Cost of goods sold	$1	$2	$1	$3
Sales and marketing	(1)	2	—	4
Research and product development	3	12	7	25
General and administrative	18	6	36	16
	$21	$22	$44	$48

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

10. Income Taxes

The Company recorded a full valuation allowance against U.S Federal and State deferred tax assets, which results in no income tax benefit for losses in these jurisdictions. The full domestic valuation allowance was recorded as management concluded that it is more likely than not that these deferred tax assets are not realizable due to the Company's recent pre-tax losses and other sources of negative evidence. Provision for income taxes for the six months ended June 30, 2025 mostly represents income tax expense (benefit) recorded for jurisdictions outside the United States.

The Company had approximately $969 of uncertain tax positions as of June 30, 2025. Due to the inherent uncertainty of the underlying tax positions, it is not possible to forecast the payment of this liability for any particular year, therefore, it is reflected in other long-term liabilities.

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

12. Restructuring and Other Charges

On June 20, 2025, the Company implemented a reduction in force affecting a significant portion of its workforce as part of operational scaling in connection with the pursuit of the Asset Sale, while continuing sales, inventory management, customer support, and public reporting obligations. This will result in severance and related costs estimated at approximately $1.9 million and are expected to be incurred primarily in the third quarter of 2025.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

13. Subsequent Events

On June 30, 2025, the Company filed a Current Report on Form 8-K announcing that its Board of Directors had declared a one-time special stock dividend on the Company's issued and outstanding shares of common stock, par value $0.001 per share, and any common stock equivalents with dividend rights (the “Special Stock Dividend”). The Special Stock Dividend consisted of one share of the Company's Class A Redeemable Preferred Stock, par value $0.001 per share, for every issued and outstanding share of common stock and common stock equivalent. The record date for the Special Stock Dividend was July 11, 2025, and the dividend was paid on July 18, 2025, to stockholders of record as of the record date. This Special Stock Dividend is part of the Company's ongoing strategic process to pursue an Asset Sale (defined as the sale of all or substantially all of the Company's current assets and operations), with the Class A Redeemable Preferred Stock to be redeemed for 100% of the net proceeds from any such Asset Sale upon its completion. No additional dividends are authorized or contemplated at this time, and future dividends remain at the discretion of the Board of Directors.

For additional details, refer to the Company's Current Report on Form 8-K filed with the SEC on June 30, 2025, including the press release attached as Exhibit 99.1 thereto.

Following the issuance of the Special Stock Dividend, on July 21, 2025, the aggregate $3,025 outstanding principal amount and accrued interest under the convertible note issued to First Finance Ltd. on June 20, 2025 automatically converted into 3,026 shares of Class B preferred stock pursuant to the terms and conditions of the Note Purchase Agreement described under Note 7 – Convertible Notes Payable.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On March 11, 2024, we announced a one-time special cash dividend of $7.50 per share of ClearOne common stock, paid on April 10, 2024 to shareholders of record on April 2, 2024.

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

Overall revenue decreased by 17% in the second quarter of 2025 when compared to the second quarter of 2024, primarily due to a significant decrease in revenues from product shortages that resulted in delayed product shipments. The revenue decline was also caused by significantly reduced demand for our products in many regions including USA, Europe and China when compared to 2024-Q2 revenues. We believe this revenue decline was primarily due to the cumulative impact of past production shortages. We believe that lack of product availability has caused some of our channel partners to purchase and install competing brands. Historically, we have seen a lag of several months between the time that our professional conferencing products are specified for installation and the date when those products are installed. Since our product availability was constrained through a significant part of Q4 2023, we believe our revenue was impacted negatively by these market dynamics through much of 2024. We have also faced sales headwinds from our products’ lack of Microsoft Teams certification, despite their longtime functional compatibility with this platform. In Q2 2025, we were unable to maintain an uninterrupted flow of inventory from our contract manufacturers and suppliers due to insufficient cash on hand. This issue negatively affected new products that we introduced in Q2 2025 as well as older products with consistent demand. Our work through the first half of 2025 has focused on mitigating these impacts through maintaining consistent dialogues, product demonstrations, and feedback cycles with end users and channel partners, along with improving our visibility at key industry events. We believe our revenue performance in 2025-Q2 compared to 2024-Q2 also was to a small extent impacted negatively due to anticipated cost increases, whether realized or unrealized, associated with the tariffs on electronic raw materials that have affected the global manufacturing of high-tech products. We do expect to realize some of these increased costs in various degrees through the remainder of 2025.

Our gross loss margin decreased to (12.1)% during the second quarter of 2025 from (0.9)% during the second quarter of 2024. The increase in gross loss margin is the result of revenue decreasing by a higher percentage than cost of goods sold and the accrual of severance expense resulting from a reduction in force. The Company experienced a significant reduction in inventory levels, with a decrease of approximately $2.7 million compared to December 31, 2024. This reduction was primarily driven by supply chain pauses from our cash flow constraints. As a result, there was insufficient new inventory to absorb the Company’s standard overhead allocation, which is typically applied to inventory production. This led to unabsorbed overhead costs being recognized as an expense in the period, directly impacting cost of goods sold.

The increase in unabsorbed overhead reflects the temporary misalignment between production levels and fixed overhead costs, which are generally allocated to inventory under our standard costing methodology. Management is actively evaluating strategies to optimize inventory levels and production schedules to mitigate similar impacts in future periods.

Net loss increased from $(2.8) million in the second quarter of 2024 to $(4.6) million in the second quarter of 2025. The increase in net loss was mainly due to the decrease in revenues and decrease in gross margin, severance expense from a reduction in force, with an increase in deal related costs from strategic repositioning.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Economic conditions, challenges and risks

The audio-visual products market is characterized by intense competition and rapidly evolving technology. Our competitors vary within each product category. Our installed professional audio-conferencing products, which is our flagship product category, continue to be ahead of the competition despite the reduction in revenues. Our strength in this space is largely due to our fully integrated suite of products consisting of DSP wide range of professional microphone products and video collaboration products. Despite our strong leadership position in the installed professional audio-conferencing market, we faced challenges to revenue growth due to the lack of component availability to build our products in 2024 driving growth to competitors, pricing pressures from new competitors attracted to the commercial market due to higher margins, and the lack of certifications from Microsoft.

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

We derive a portion of our revenue (approximately 46% in the first six months of 2025) from operations outside North and South America and expect this trend to continue in the future. Most of our revenue from outside the U.S. is billed in U.S. dollars and is not exposed to any significant currency risk. However, we are exposed to foreign exchange risk if the U.S. dollar is strong against other currencies as it will make U.S. Dollar denominated prices of our products less competitive.

Recent and proposed increases in U.S. tariffs on imports from China and Singapore may materially impact our operations, cost structure, and financial performance. During 2025, tariffs on Chinese goods have risen as high as 145%, with China imposing retaliatory tariffs of 125% on U.S. exports. Singapore faces a 10% baseline tariff under the U.S. reciprocal tariff regime, unaffected by a 90-day pause on tariffs for other countries, though potential retaliatory measures remain a risk due to the U.S.-Singapore Free Trade Agreement.

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

The information the Company has published in its financial statements about its pursuit of an asset sale, along with disclosure of the going concern risk has caused some customers to question whether they should continue doing business with ClearOne. This uncertainty has caused some customers to put orders on hold while they evaluate the risks of potentially losing product warranty support in the future.

Deferred Product Revenue

Deferred product revenue decreased to $12 on June 30, 2025 compared to $17 on December 31, 2024.

A detailed discussion of our results of operations follows below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the three and six months ended June 30, 2025

The following table sets forth certain items from our unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2025 (“2025-Q2”) and 2024 ("2024-Q2"), respectively, together with the percentage of total revenue which each such item represents:

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2025	2024	Change Favorable (Adverse) in %	2025	2024	Change Favorable (Adverse) in %
Revenue	$1,916	$2,304	(17)	$4,229	$5,926	(29)
Cost of goods sold	2,147	2,324	8	4,339	4,795	10
Gross profit (loss)	(231)	(20)	(1,055)	(110)	1,131	(110)
Sales and marketing	1,383	1,191	(16)	2,499	2,503	0
Research and product development	1,359	868	(57)	2,050	1,762	(16)
General and administrative	1,586	845	(88)	2,746	1,868	(47)
Total operating expenses	4,328	2,904	(49)	7,295	6,133	(19)
Operating loss	(4,559)	(2,924)	(56)	(7,405)	(5,002)	(48)
Other income (expense), net	(5)	119	(104)	7	297	(98)
Loss before income taxes	(4,564)	(2,805)	(63)	(7,398)	(4,705)	(57)
Provision (benefit) for income taxes	8	15	47	8	13	38
Net loss	$(4,572)	$(2,820)	(62)	$(7,406)	$(4,718)	(57)

Revenue

Our revenue decreased to $1.9 million in 2025-Q2 compared to $2.3 million in 2024-Q2 due to a 31% decline in audio conferencing, a 10% decline in video products, and a 7% decrease in microphones. Our traditional ceiling mics, personal audio-conferencing products, and video cameras suffered revenue declines due to lack of product availability and the transition of business from one major customer in the Middle East to another one. When comparing 2025-Q2 to 2024-Q2, revenues from Americas increased by 10%, from Europe and Africa increased by 40%, offset by decreasing revenues in Asia Pacific (including Middle East, India and Australia) by 73%.

Costs of Goods Sold and Gross Profit

Cost of goods sold includes expenses associated with finished goods purchased from outsourced manufacturers, the repackaging of our products, our manufacturing and operations organization, property and equipment depreciation, warranty expense, freight expense, royalty payments, and the allocation of overhead expenses.

Our gross profit margin decreased from (0.9)% during 2024-Q2 to (12.1)% during 2025-Q2.

The reduction in gross margin is the result of revenue decreasing by a higher percentage than cost of goods sold.  The Company experienced a significant reduction in inventory levels, with a decrease of approximately $2.7 million compared to December 31, 2024. This reduction was primarily driven by supply chain pauses from our cash flow constraints. As a result, there was insufficient new inventory to absorb the Company’s standard overhead allocation, which is typically applied to inventory production. This led to unabsorbed overhead costs being recognized as an expense in the period, directly impacting cost of goods sold.

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

Operating Expenses

Operating expenses include sales and marketing (“S&M”) expenses, research and product development (“R&D”) expenses and general and administrative (“G&A”) expenses. Total operating expenses in 2025-Q2 were $4.3 million compared to $2.9 million in 2024-Q2. Total operating expenses thru 2025-YTD were $7.3 million compared to $6.1 million observing the same 6-month period in 2024.The following contains a more detailed discussion of expenses related to sales and marketing, research and product development, general and administrative, and other items.

Sales and Marketing - S&M expenses include selling, customer service, and marketing expenses such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses.

S&M expenses were $1.4 million in Q2-2025, compared to $1.2 million in Q2-2024, while the year-to-date results for the six months ended June 30, showed $2.5 million in 2025 compared to $2.5 million in 2024. Both comparisons are the result of decreased sales commissions on fewer sales as well as lowered marketing spend that was offset by severance expense from 2025 Q2 reduction in force being recognized.

Research and Product Development - R&D expenses include research and development, product line management, engineering services, and test and application expenses, including employee-related costs, outside services, expensed materials, depreciation, and an allocation of overhead expenses.

R&D expenses were, $1.4 million in Q2-2025, compared to $0.9 million in Q2-2024, while the year-to-date results for the six months ended June 30, showed $2.1 million in 2025 compared to $1.8 million in 2024. The increase in comparing the quarterly results was primarily due to severance payments made in the Indian subsidiary and severance expense accrued in the US in 2025-Q2 partially offset by reduction in personnel in the US. The increase in the year to year comparison was due to severance expenses accrued in Q2 2025 for a June 2025 reduction in force partially offset by decreased headcount, decreased R&D project spend, and operational efficiencies.

General and Administrative - G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs, and corporate administrative costs, including costs related to finance and human resources teams.

G&A expenses were $1.6 million in Q2-2025, compared to $0.8 million in Q2-2024, while the year-to-date results for the six months ended June 30, showed $2.7 million in 2025 compared to $1.9 million in 2024. The increases in comparing both periods were due to increased legal, investment bank, and regulatory expenses related to the exploration of strategic alternatives and increases in personnel to add headcount to the US accounting team, anticipating compliance needs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other income (expense), net

Other income (expense), net includes interest income, foreign currency changes and gain or loss on disposal of assets. Other income for the six months ended June 30, 2025 included $0.0 million of interest income received on marketable securities compared to $0.3 million for the six months ended June 2024.

For the three months ended June 30, 2025, interest expense included approximately $8 related to the convertible notes issued on June 20, 2025.

Provision for income taxes

During each of the six months ended June 30, 2025 and 2024, we did not recognize any benefit from the losses incurred due to setting up a full valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2025, our cash and cash equivalents were approximately $2.8 million compared to $1.4 million as of December 31, 2024. Our working capital was $9.4 million and $15.2 million as of June 30, 2025 and December 31, 2024, respectively.

Cash used in operating activities was approximately ($2.6) million in the six months ended June 30, 2025, a decrease of approximately $0.1 million from ($2.7) million of cash used in operating activities in the six months ended June 30, 2024. The decrease in cash used was primarily due to the reduction in inventory purchases.

Cash used in investing activities in the six months ended June 30, 2025 was $(0.0) million compared to $1.8 million of cash provided by investing activities in the six months ended June 30, 2024. The decrease in cash provided by investing activities was primarily due to no proceeds from sale of marketable securities and no offset by purchases of marketable securities in the six months ended June 30, 2025 compared to $5.4 million and  ($3.4) million respectively for the six months ended June 30, 2024.

Cash provided by financing activities in the six months ended June 30, 2025 was $4.0 million compared to ($14.5) million of cash used by financing activities in the six months ended June 30, 2024. The 2025 amount was comprised primarily of a stock sale and the sale of a convertible note, as discussed in footnotes [7], [8], and [13] above, and our discussion in the following paragraphs.

These and other conditions raise substantial doubt about continuing as a going concern. We will need to complete one or more strategic transactions, including the pursuit of an Asset Sale (defined as the sale of all or substantially all of our current assets and operations), generate additional revenue through inventory sales, or raise additional working capital to continue our normal and planned operations. We will need to generate and sustain significant revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. In addition, as a public company, we will incur accounting, legal and other expenses. These expenditures will make it necessary for us to continue to raise additional working capital. Our efforts to grow our business may be costlier than we expect, and we may not be able to generate sufficient revenue to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, substantial doubt exists about our ability to continue as a going concern and we cannot assure you that we will achieve sustainable operating profits as we continue to expand our business and otherwise implement our growth initiatives.

In February 2025, the Company raised $1.0 million in a private placement transaction of common stock. The 1-for-15 reverse stock split effective June 9, 2025, supported our Nasdaq compliance regain and may enhance our ability to access capital markets.  On June 20, 2025, the Company entered into a Note Purchase Agreement with First Finance Ltd., pursuant to which First Finance Ltd. purchased $3.0 million aggregate principal amount of convertible notes, providing restricted proceeds intended for working capital, potential warrant repurchases, and operational needs as we pursue the Asset Sale. In connection with this financing, we are required to use reasonable best efforts to complete the Asset Sale within 180 days of issuing Class A Redeemable Preferred Stock as a dividend to common stockholders (which occurred July 18, 2025), with net proceeds from any Asset Sale to be distributed pro rata to holders of such preferred stock. Additionally, on June 20, 2025, we implemented a reduction in force affecting a significant portion of our workforce to scale operations and reduce expenses in alignment with the Asset Sale pursuit, which may result in short-term severance and related costs.

On June 24, 2025, we regained compliance with Nasdaq's minimum bid price requirement following our 1-for-15 reverse stock split. We may be unable to complete the Asset Sale or other strategic transactions within a reasonable timeframe, on attractive terms or at all, and market conditions, including the historical volatility in our common stock, will likely limit our ability to raise capital on favorable terms, or at all, and the terms of any public or private offerings of debt or equity securities likely would be significantly dilutive to existing stockholders. There is no set timetable for the overall process given the anticipated timelines for different strategic alternatives may vary, and there can be no assurance that this process will result in us pursuing a transaction or that any transaction, if pursued, will be completed on attractive terms or at all. The Company’s ability to continue as a going concern is dependent on the outcome of these uncertainties, including successful inventory sales, additional investments, or the completion of long-term asset sales.

As a result, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for 12 months from the date these consolidated financial statements are issued. The consolidated financial statements as of June 30, 2025 have been prepared under the assumption that the Company will continue as a going concern for the next 12 months after these financial statements are issued, and that contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. These Consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In furtherance of the Asset Sale pursuit, on June 30, 2025, the Board declared a one-time special stock dividend of Class A Redeemable Preferred Stock, payable July 18, 2025, which entitles holders of the Class A Redeemable Prefererd Stock to 100% of net proceeds from any Asset Sale upon redemption. This structure aligns stockholder interests with the strategic process but depends on the successful completion of the Asset Sale for value realization.

Subsequent to quarter-end, on July 1, 2025, First Finance Ltd. disclosed beneficial ownership of approximately 32.4% of our common stock (including potential conversions), granting them rights to nominate two directors. This concentration may influence strategic decisions, including the ongoing Asset Sale process, and could affect our ability to attract alternative financing or partners.

Subsequent to quarter-end, on July 7, 2025, we clarified via press release that Nasdaq will not issue an ex-dividend date for the special stock dividend, ensuring that only record date holders (July 11, 2025) receive the Class A Redeemable Preferred Stock, which supports our focus on legacy stockholder value in the Asset Sale process.

As of June 30, 2025, we had open purchase orders of approximately $4.2 million, mostly for the purchase of inventory.

As of June 30, 2025, we had inventory totaling $13.5 million, of which non-current inventory accounted for $4.6 million. This compares to total inventories of $16.1 million, which includes non-current inventory of $4.9 million as of December 31, 2024.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2025 (in millions):

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 years
Operating lease obligations	$0.6	$0.2	$0.4	$—	$—
Purchase obligations	4.2	4.2	—	—	—
Total	$4.8	$4.4	$0.4	$—	$—

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

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.     CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2025 was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial and Accounting Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures are effective at a reasonable assurance level as of June 30, 2025.

There has been no change in the Company's internal control over financial reporting as of June 30, 2025, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

The risk factors set forth under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 are hereby supplemented and amended with the following additional risk factors:

Risks Related to Our Recent Financing and Asset Sale Obligations

Our recent issuance of convertible notes and designation of preferred stock may result in significant dilution to existing stockholders and could adversely affect our financial condition. On June 20, 2025, we issued $3.0 million in convertible notes to First Finance Ltd., which are mandatorily convertible into Class B Convertible Preferred Stock, further convertible into common stock at $6.008 per share (subject to adjustments). This, combined with First Finance Ltd.'s option to purchase up to an additional $2.0 million of Class B Convertible Preferred Stock, could lead to substantial dilution of existing stockholders' ownership and voting power upon conversion.

We are obligated to pursue an Asset Sale, which may not be completed on favorable terms or at all, potentially leading to adverse consequences for our business and stockholders. Under the terms of our recent financing, we must use reasonable best efforts to complete a sale of all or substantially all of our current assets and operations within 180 days of issuing the Class A Redeemable Preferred Stock. If we fail to consummate an Asset Sale, we may face liquidity constraints, as the convertible notes and preferred stock include provisions for mandatory redemption or conversion that could strain our resources. Moreover, the process of pursuing an Asset Sale may disrupt operations, divert management attention, and result in the loss of key customers, suppliers, or employees, further impacting our financial performance.

Our dependence on third-party financing terms introduces risks related to control and governance changes. The appointment of two directors nominated by First Finance Ltd. on June 20, 2025, expands our Board and may influence strategic decisions, including the Asset Sale. The financing terms, including restricted use of proceeds and potential warrant repurchases, limit our operational flexibility and expose us to risks if we cannot comply with covenants or if First Finance Ltd. exercises its rights in ways adverse to other stakeholders.

The reduction in force we implemented may impair our ability to maintain operations and comply with obligations. On June 20, 2025, we reduced our workforce significantly as part of scaling operations for the Asset Sale pursuit. This RIF could lead to decreased morale, loss of institutional knowledge, and challenges in continuing essential functions such as sales, customer support, and public reporting, potentially resulting in regulatory non-compliance, revenue declines, or increased costs to rebuild capabilities if the Asset Sale is not completed.

The special stock dividend of Class A Redeemable Preferred Stock may not result in value to stockholders if the Asset Sale is not completed, or if completed on unfavorable terms, potentially leading to no or minimal redemption proceeds and increased complexity in our capital structure.

Concentration of Ownership and Control

Concentration of ownership by significant stockholders could adversely affect our operations and stockholder value. As disclosed in a Schedule 13D/A filed on July 1, 2025, First Finance Ltd. beneficially owns approximately 32.4% of our common stock on an as converted basis (including rights to acquire up to an additional $2 million of shares of our Class B Convertible Preferred Stock (the “Additional Financing Right”)), with rights to nominate two directors. In addition, assuming full exercise by First Finance Ltd. of its Additional Financing Right, Edward D. Bagley beneficially owns approximately 32.5% of our issued and outstanding shares of common stock. Mr. Bagley’s daughter, Lisa Higley, is a member of our board of directors.

Each of First Finance and Mr. Bagley will be able to significantly influence over corporate actions, including the Asset Sale, board composition, and other matters requiring stockholder approval, potentially in ways that conflict with the interests of other stockholders or lead to delays in strategic initiatives. In addition, the concentration of ownership in First Finance Ltd. and Mr. Bagley may discourage third parties from seeking to acquire control of us, which may adversely affect the market price of our common stock

For more information on these events, see Notes [7, 8, 12, 13] to the Condensed Consolidated Financial Statements and 'Liquidity and Capital Resources' in MD&A.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) Not applicable.

(c) None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

(a) Not applicable.

(b) Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

(a) Not applicable.

(b) Not applicable.

(c) Not applicable.

Item 6. EXHIBITS

Exhibit No.	Title of Document

3.1	Certificate of Designation for Class A Redeemable Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 25, 2025 and incorporated herein by reference).

3.2	Certificate of Designation for Class B Convertible Preferred Stock (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed with the SEC on June 25, 2025 and incorporated herein by reference).

3.3	Certificate of Amendment to Certificate of Incorporation dated June 2, 2025 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 2, 2025 and incorporated herein by reference).

3.4*	Certificate of Amendment to Certificate of Incorporation dated June 20, 2025.

10.1	Securities Purchase Agreement dated February 26, 2025 by and between ClearOne, Inc. and Edward D. Bagley (filed as Exhibit 10. 1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 27, 2025 and incorporated herein by reference).

31.1*	Section 302 Certification of Chief Executive Officer (filed herewith)

31.2*	Section 302 Certification of Principal Financial Officer (filed herewith)

32.1*	Section 906 Certification of Chief Executive Officer (filed herewith)

32.2*	Section 906 Certification of Principal Financial Officer (filed herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	XBRL Taxonomy Extension Definitions Linkbase (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

104.1	The cover page of this Quarterly Report on Form 10-Q, formatted in Inline XBRL.
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ClearOne, Inc., (Registrant)

	By:	/s/ Derek L. Graham
August 14, 2025		Derek L. Graham Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Simon Brewer
August 14, 2025		Simon Brewer Chief Financial Officer (Principal Accounting and Principal Financial Officer)

