Form 10-Q
period 2025-09-30
CLEARONE INC
filed 2025-11-14
CIK 840715

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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

The number of shares of ClearOne, Inc. common stock outstanding as of November 13, 2025 was 1,734,250.

1

 CLEARONE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

CLEARONE, INC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$101	$1,417
Restricted cash	663	—
Inventories, net	392	392
Assets held for sale	2,900	2,900
Current assets related to discontinued operations	4,542	14,044
Total current assets	8,598	18,753
Operating lease - right of use assets, net	546	750
Long term assets related to discontinued operations	329	7,041
Total assets	$9,473	$26,544
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$118	$76
Accrued liabilities	181	360
Current operating lease liability	218	257
Current liabilities related to discontinued operations	3,234	2,852
Total current liabilities	3,751	3,545
Long term operating lease liability	348	514
Long-term liabilities related to discontinued operations	1,155	1,154
Total liabilities	5,254	5,213

Temporary equity
Class A redeemable preferred stock, $0.001 par value, 2,069,065 shares issued and outstanding, redeemable 100% upon completion of asset sale (Note 3)	758	—

Shareholders' equity:
Class B convertible preferred stock, par value $0.001, 5,100 shares authorized, 3,026 and 0 shares issued and outstanding, respectively	3,026	—
Common stock, par value $0.001, 150,000,000 shares authorized, 1,734,250 and 1,599,534 shares issued and outstanding, respectively	2	2
Additional paid-in capital	32,726	31,694
Accumulated other comprehensive loss	(335)	(306)
Accumulated deficit	(31,958)	(10,059)
Total shareholders' equity	3,461	21,331
Total liabilities, temporary equity and shareholders' equity	$9,473	$26,544

See accompanying notes

CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(Dollars in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue	$—	$—	$—	$—
Cost of goods sold	27	27	80	80
Gross profit (loss)	(27)	(27)	(80)	(80)

Operating expenses:
Sales and marketing	—	—	—	—
Research and product development	—	—	—	—
General and administrative	827	815	3,180	2,416
Total operating expenses	827	815	3,180	2,416

Operating loss	(854)	(842)	(3,260)	(2,496)

Interest (expense)	(20)	29	(28)	264
Other income, net	4	113	19	175

Loss from continuing operations before income taxes	(870)	(700)	(3,269)	(2,057)

Provision for income taxes	1	16	9	29

Loss from continuing operations	(871)	(716)	(3,278)	(2,086)

Loss from discontinued operations, net of tax	(12,865)	(1,346)	(17,864)	(4,694)

Net loss	$(13,736)	$(2,062)	$(21,142)	$(6,780)

Basic weighted average shares outstanding	1,734,250	1,599,534	1,706,130	1,598,495
Diluted weighted average shares outstanding	1,734,250	1,599,534	1,706,130	1,598,495

Basic loss per share
From continuing operations	$(0.50)	$(0.45)	$(1.92)	$(1.30)
From discontinued operations	(7.42)	(0.84)	(10.47)	(2.94)
Total	(7.92)	(1.29)	(12.39)	(4.24)

Diluted loss per share
From continuing operations	$(0.50)	$(0.45)	$(1.92)	$(1.30)
From discontinued operations	(7.42)	(0.84)	(10.47)	(2.94)
Total	(7.92)	(1.29)	(12.39)	(4.24)

Comprehensive loss:
Net loss	$(13,736)	$(2,062)	$(21,142)	$(6,780)
Unrealized gain on available-for-sale securities, net of tax	—	(1)	—	18
Change in foreign currency translation adjustment	(6)	(12)	(29)	(15)
Comprehensive loss	$(13,742)	$(2,075)	$(21,171)	$(6,777)

See accompanying notes

CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share amounts)

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(21,142)	$(6,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss from discontinued operations	17,864	4,694
Amortization of right-of-use assets	204	272
Share-based compensation expense	66	73
Non-cash interest expense	28	—
Gain on sale of marketable securities	—	(102)
Changes in operating assets and liabilities:
Accounts payable	42	23
Accrued liabilities	(179)	(20)
Operating lease liabilities	(205)	(294)
Net cash used in operating activities, continuing operations	(3,322)	(2,134)
Cash used in operating activities, discontinued operations	(1,247)	(2,441)

Cash flows from investing activities:
Purchase of property and equipment	(17)	(155)
Purchase of intangibles	(16)	(88)
Proceeds from sale of capitalized assets	12	—
Proceeds from maturities and sales of marketable securities	—	7,852
Purchases of marketable securities	—	(4,695)
Net cash provided by (used in) investing activities, continuing operations	(21)	2,914
Cash provided by (used in) investing activities, discontinued operations	—	—

Cash flows from financing activities:
Proceeds from sale of stock	1,000	—
Proceeds from issuance of convertible note	3,000	—
Purchases of outstanding warrants	(34)	—
Net proceeds from equity-based compensation programs	—	16
Dividend Payment	—	(14,496)
Net cash provided by (used in) financing activities, continuing operations	3,966	(14,480)
Cash provided by (used in) financing activities, discontinued operations	—	—

Cash used in discontinued operations	(1,247)	(2,441)

Effect of exchange rate changes on cash and cash equivalents	(29)	(9)

Net decrease in cash and cash equivalents	(653)	(16,150)
Cash and cash equivalents at the beginning of the period	1,417	17,835
Cash and cash equivalents at the end of the period	$764	$1,685

See accompanying notes

CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share amounts)

The following is a summary of supplemental cash flow information:

	Nine months ended September 30,
	2025	2024
Cash paid for income taxes	$29	$29
Interest paid as non-cash dividend	28	—
Conversion of debt to Series B Preferred stock	3,026	—
Issuance of Class A redeemable preferred stock – temporary equity	758	—

See accompanying notes
6

CLEARONE, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

1. Business Description, Basis of Presentation and Significant Accounting Policies

Business Description:

ClearOne, Inc., together with its subsidiaries (collectively, “ClearOne” or the “Company”), was a global market competitor providing conferencing, collaboration, and AV streaming solutions supporting voice and visual communications. The performance and simplicity of its advanced, comprehensive solutions offered functionality, reliability, and scalability to enterprise and professional customers. See discussion of going concern and discontinued operations below.

Going Concern:

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date these financial statements are issued. The Company has incurred net losses and used cash in operating activities for the periods presented, and as of September 30, 2025 had limited cash resources and ongoing obligations associated with public-company compliance, legacy product warranty support, and restructuring activities (see Note 2 — Discontinued Operations and Assets Held for Sale).

In September 2025, the Company’s Board of Directors approved a plan (the “Strategic Plan”) to seek the sale of a significant portion of the Company’s operating assets related to its product business, reduce the Company’s continuing operations to warranty and product support, and position the Company as a reverse merger vehicle for a possible strategic transaction (a “Strategic Transaction”). Accordingly, as of September 30, 2025, the Company has classified a significant portion of its assets as held for sale, measured at the lower of carrying amount or fair value less costs to sell. After quarter-end, on October 24, 2025, the Company closed the sale of certain inventory and intellectual property (the “Asset Disposition”) to Biamp Systems, LLC (“Biamp”) for cash consideration (see Subsequent Events). Pursuant to the terms of the Class A Redeemable Preferred Stock issued in July 2025, net proceeds from a qualifying asset sale are payable to Class A holders upon redemption (see Note 3 — Class A Redeemable Preferred (Temporary Equity)). As a result, the net proceeds of the Asset Disposition to Biamp are not expected to be available to fund ongoing operations other than for permitted transaction costs.

These conditions, including (i) historical operating losses and negative operating cash flows, (ii) limited liquidity at September 30, 2025, (iii) the requirement to redeem Class A from asset-sale net proceeds, and (iv) the Company’s go-forward profile consisting primarily of warranty support, public-company compliance, and restructuring activities, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance of these financial statements.

Management is (a) executing a restructuring in furtherance of the Asset Disposition to Biamp and a possible Strategic Transaction, including monetization of residual assets not included in the sale (e.g., fixed assets, leaseholds) and collection of accounts receivable and prepaids; (b) maintaining a lean corporate infrastructure to satisfy reporting and governance requirements; (c) a providing product support and warranty services with a small service inventory and technical support team; (d) managing and, where feasible, terminating or assigning facility leases to reduce ongoing cash burn; (e) completing the Class A redemption in accordance with its terms; and (f) evaluating additional financing or strategic alternatives as necessary to satisfy obligations as they come due. There can be no assurance these plans will be successful, timely, or sufficient to alleviate the conditions raising substantial doubt.

Accordingly, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for the twelve-month period following the issuance of these unaudited condensed consolidated financial statements. The financial statements do not include any adjustments to the carrying amounts and classification of assets and liabilities that might result if the Company were unable to continue as a going concern.

Basis of Presentation:

The fiscal year for ClearOne is the twelve months ending on December 31. The condensed consolidated financial statements include the accounts of ClearOne and its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

In connection with the Strategic Plan to sell certain significant assets of the Company described above, management determined that the disposal group of assets met the held-for-sale criteria in ASC 360-10-45-9 and, accordingly, classified the group as assets held for sale and measured it at the lower of carrying amount or fair value less costs to sell (“FVLCTS,” also referred to as fair value less cost of disposal, “FVLCOD”). Because the planned disposal represents a strategic shift that will have a major effect on the Company’s operations and financial results, the related operating results are presented as discontinued operations in accordance with ASC 205-20. Prior-period amounts in the unaudited condensed consolidated statements of operations and cash flows have been recast to conform to this presentation. Amortization of long-lived assets included in the disposal group ceased upon classification as held for sale, and any loss recognized to measure the group to FVLCTS is included within loss from discontinued operations. See Note 2 — Discontinued Operations and Assets Held for Sale for additional information.

These accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are not audited. Certain information and footnote disclosures that are usually included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been either condensed or omitted in accordance with SEC rules and regulations. The accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of September 30, 2025 and December 31, 2024, the results of operations for the three and nine months ended September 30, 2025 and 2024, and the cash flows for the nine months ended September 30, 2025 and 2024. The results of operations for the three and nine months ended September 30, 2025 and 2024 are not necessarily indicative of the results for a full-year period. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC.

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

Restricted Cash

The Company includes restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows, in accordance with ASU 2016-18. Restricted cash as of September 30, 2025, consists of $663 in remaining proceeds from a $3,000 convertible note issued to First Finance Ltd. on June 20, 2025 (with no restricted cash balance as of March 31, 2025). These funds are subject to enforceable contractual restrictions per the disbursement schedule in Schedule 8.5 of the Note Purchase Agreement, which allocates proceeds to specific uses such as advisory fees, warrant holder payments, legal and audit expenses, staff costs (e.g., board fees, accounting staff, operations/sales staff bonuses), shutdown costs for foreign subsidiaries, and severance/PTO for employee layoffs. The funds are held in a segregated account and released only upon meeting specified milestones, with penalties for non-compliance. During the quarter ended September 30, 2025, $1,322 was disbursed for severances, deal fees, legal fees, and compliance fees, resulting in the ending restricted cash balance. Full disbursement of the remaining restricted cash is expected by December 2025 as additional milestones are achieved. Restricted cash is classified as a current asset on the balance sheet and included in the total cash, cash equivalents, and restricted cash balances in the statement of cash flows. Changes in restricted cash are not presented as separate cash flows but are reconciled in this note. This classification and presentation provide transparency regarding the Company's liquidity, as the restricted funds are not available for general corporate purposes.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Product warranties

The Company provides assurance-type warranties on previously sold products and records a liability for the estimated cost to repair or replace products under warranty at the time of sale in accordance with ASC 460. The liability is based on historical claim experience, the nature of the underlying products, current information on repair costs and expected failure rates. The Company reviews warranty estimates each period and records adjustments to the liability when facts and circumstances indicate changes in expected claims or costs.

Significant Accounting Policies:

The significant accounting policies were described in Note 1 to the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2024. There have been no changes to these policies during the quarter ended September 30, 2025 that are of significance or potential significance to the Company, other than presentation of discontinued operations as described above and in Note 2.

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

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

2. Discontinued Operations and Assets Held for Sale

As discussed above in Note 1 - Business Description, Basis of Presentation and Significant Accounting Policies – Going Concern, in September 2025 the Board of Directors approved a Strategic Plan to sell various operating assets related to its product business, including inventory and certain intellectual property (developed technology, trademarks and related intangibles). Management determined the criteria in ASC 360-10-45-9 were met as of September 30, 2025 (probable sale within one year, assets available for immediate sale in present condition, active program to locate buyer and complete plan). Accordingly, the disposal group was classified as held for sale and measured at FVLCTS.

At September 30, 2025, the disposal group of asset’s carrying amount was $13,641, consisting primarily of inventory of $12,856 and intangible assets of $785. Based on an executed asset purchase agreement subsequently closed on October 24, 2025, for cash consideration of $3,000 and estimated transaction costs of $100, management recorded an impairment of $10,741 to reduce the disposal group of assets to FVLCTS at September 30, 2025. The impairment is presented in “Loss from discontinued operations” in the unaudited condensed consolidated statements of operations.

Because the disposal represents a strategic shift that will have a significant effect on the Company’s operations and financial results, the related operating results are presented as discontinued operations for all periods presented in the accompanying unaudited condensed consolidated financial statements (ASC 205-20).

Carrying amounts classified as held for sale (unaudited):

  Assets held for sale — $2,900 at September 30, 2025 (comprised primarily of inventory $12,856 and intangibles $785, less impairment to FVLCTS of $10,741 and transaction costs of $100).
  Liabilities held for sale — $0 at September 30, 2025 (no obligations transferred).

Major line items of results of discontinued operations (unaudited):

  Revenue — $1,262 and $5,491 for the three and nine months ended September 30, 2025, respectively; $2,504 and $8,430 for the comparable 2024 periods.

The following table disaggregates the Company’s revenue into primary product groups:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Audio conferencing	$259	$929	$1,838	$3,357
Microphones	798	1,172	2,885	3,786
Video products	205	403	768	1,287
	$1,262	$2,504	$5,491	$8,430

The following table disaggregates the Company’s revenue into major regions:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
North and South America	$981	$932	$3,271	$3,236
Asia Pacific (includes Middle East, India and Australia)	15	1,358	1,433	4,200
Europe and Africa	266	214	787	994
	$1,262	$2,504	$5,491	$8,430

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)
  Cost of goods sold — $2,148 and $6,435 for the three and nine months ended September 30, 2025, respectively; $1,865 and $6,607 for the comparable 2024 periods.
  Gross profit / (loss) — ($886) and ($944) for the three and nine months ended September 30, 2025, respectively; $639 and $1,823 for the comparable 2024 periods.
  Operating expenses directly attributable — $1,238 and $6,179 for the three and nine months ended September 30, 2025, respectively; $1,985 and $6,517 for the comparable 2024 periods.
  Impairment on held for sale — $10,741 (Q3 2025 only).
  (Loss) income before income taxes — ($12,865) and ($17,864) for the three and nine months ended September 30, 2025, respectively; ($1,346) and ($4,694) for the comparable 2024 periods.
  (Loss) income from discontinued operations, net of tax — ($12,865) and ($17,864) for the three and nine months ended September 30, 2025, respectively; ($1,346) and ($4,694) for the comparable 2024 periods.

Assets grouped into discontinued operations (unaudited):

  Accounts receivable, net - $865 and $2,218 for the periods ended September 30, 2025 and December 31, 2024, respectively.
  Inventories short and long term and intangible assets - $0 and $14,391 for the periods ended September 30, 2025 and December 31, 2024, respectively.
  Prepaids and other current assets - $3,678 and $3,894 for the periods ended September 30, 2025 and December 31, 2024, respectively.
  Property, plant and equipment, net - $259 and $500 for the periods ended September 30, 2025 and December 31, 2024, respectively.
  Other long-term assets - $69 and $82 for the periods ended September 30, 2025 and December 31, 2024, respectively.

Liabilities grouped into discontinued operations (unaudited):

  Accounts payable - $2,778 and $1,728 for the periods ended September 30, 2025 and December 31, 2024, respectively.
  Accrued liabilities, current - $444 and $1,107 for the periods ended September 30, 2025 and December 31, 2024, respectively.
  Deferred revenue - $12 and $17 for the periods ended September 30, 2025 and December 31, 2024, respectively.
  Other long-term liabilities - $1,155 and $1,154 for the periods ended September 30, 2025 and December 31, 2024, respectively.

Management concluded the disposal constitutes a component and a strategic shift since it eliminates significant revenue-generating activities. The Company will continue to provide product support and warranty services as it pursues a Strategic Transaction in the fourth quarter of 2025.
3. Capital Structure: Class A Redeemable Preferred Stock (Temporary Equity)

On July 18, 2025, following Board authorization on June 20, 2025, filing of the Certificate of Designation on June 24, 2025, and Nasdaq Corporate Data Operations approval on July 11, 2025 (the record date),  the Company issued 2,069,065 shares of its Class A Redeemable Preferred Stock as a one-time special stock dividend (one Class A share for each common share and common stock equivalent outstanding as of the record date); 2,069,066 shares are authorized and 2,069,065 were issued and outstanding as of September 30, 2025. Under the Certificate of Designation, the Class A shares are mandatorily redeemable upon an Asset Sale for 100% of the net proceeds as defined therein; accordingly, the Class A is presented in temporary equity (mezzanine) in accordance with ASC 480-10-S99. As of September 30, 2025, the Company recorded the fair value of the Series A preferred stock as its expected redemption amount (based on anticipated proceeds of a qualifying asset sale after payment of other liabilities). The Class A is a participating security only in the liquidation of sale proceeds and does not receive dividends other than redemption; therefore it is excluded from diluted EPS as anti-dilutive for the periods presented. As of September 30, 2025, the Asset Sale was probable and estimable at $3.0 million, and the Company recorded $756 as Preferred stock Class A redeemable preferred stock in temporary equity and a reduction to retained earnings. The ultimate redemption amount will equal the actual net proceeds received. See Note 2 — Discontinued Operations and Assets Held for Sale and Note 16 for additional information regarding the asset sale and redemption mechanics.

Temporary equity — Class A Redeemable Preferred
(dollars in thousands, shares in whole amounts)	Amount	Shares
Beginning balance, July 1, 2025	$0	0
Issuance via special stock dividend, par value (7/18/2025)	2	2,069,065
Record temporary equity at fair value	756	0
Ending balance, September 30, 2025	$758	2,069,065

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

4.  Debt and Equity: Conversion of Convertible Note

On July 21, 2025, the Company’s $3.0 million convertible note issued on June 20, 2025 to First Finance Ltd. (together with $26 of accrued interest) automatically converted into 3,026 shares of Class B Convertible Preferred Stock pursuant to its original terms. The conversion ratio of 166.44474 common shares per Class B share was determined at issuance based on the Nasdaq closing price and 5-day average closing prices on June 19, 2025 (the trading day immediately preceding execution of the note and purchase agreement) and is fixed (subject only to customary anti-dilution). Because the conversion option is indexed to, and will be settled in, the Company’s own equity, it qualifies for the ASC 815-40 “own-equity” scope exception; accordingly, no derivative liability was recorded and the full conversion amount was recognized in equity, with no gain or loss recognized on conversion. The Company has 5,100 Class B shares authorized and 3,026 issued and outstanding as of September 30, 2025. This conversion represents a non-cash financing activity and is disclosed in the supplemental cash flow information. Class B Convertible Preferred Stock is convertible into common stock in accordance with its Certificate of Designation filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed with the SEC on June 25, 2025

5. Warrants Repurchased (and Related Party)

During September 2025, the Company repurchased and cancelled outstanding warrants from (i) Intracoastal Capital, LLC (6,039 underlying shares) on September 2, 2025 for an aggregate purchase price of $4, (ii) Lind Global Fund II, LP (24,155 underlying shares) on September 10, 2025 for $15, (iii) Edward Dallin Bagley (related party; 18,940 underlying shares) on September 17, 2025 for $12, and (iv) Edward Bryan Bagley (3,788 underlying shares) on September 16, 2025 for $2. The repurchased warrants were cancelled upon settlement and accounted for as equity transactions with no effect on the statement of operations. As of September 30, 2025, warrants to purchase an aggregate of 218,887 shares of common stock remained outstanding. The Company did not issue new warrants during the quarter.

The repurchase price and other terms of the warrants repurchase from Edward Dallin Bagley were approved by the Board of Directors in accordance with the Company’s policy regarding related person transactions. No amounts were outstanding with Mr. Bagley related to these warrants as of September 30, 2025.

6. Revenue Information

The Company recognized no revenue from continuing operations for the three and nine months ended September 30, 2025 and the comparable 2024 periods. Revenue formerly reported by product group and region is presented within discontinued operations (see Note 2).

7. Loss per share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share includes the effect of potentially dilutive common shares (e.g., convertible securities, warrants, options) using the if-converted and treasury stock methods, as applicable. Because the Company reported a net loss for all periods presented, all potential common shares were anti-dilutive and therefore excluded from the computation of diluted loss per share. Accordingly, diluted loss per share equals basic loss per share for all periods. All share and per-share amounts have been retroactively adjusted to reflect the Company’s reverse stock split (see Note 1).

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

As discussed in Note 2 — Discontinued Operations and Assets Held for Sale, the Company presents basic and diluted loss per share separately for continuing operations, discontinued operations, and total, for each period presented.

The Company issued Class A Redeemable Preferred Stock via a special stock dividend in July 2025 (see Note 3). Class A is redeemable for net proceeds of a qualifying asset sale and does not participate in current-period earnings or losses other than its redemption preference. Management concluded that Class A is not a participating security for purposes of the two-class method for the periods presented; therefore, no allocation of earnings (loss) was made to Class A in computing loss per share.

Anti-dilutive securities (excluded from diluted loss per share).

•	Class B Convertible Preferred Stock (if-converted) — 503,661 common share equivalents.
•	Common stock warrants — 281,887 common share equivalents.
•	Stock options — 36,152 common share equivalents

The following table sets forth the computation of basic and diluted loss per common share:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Numerator:
Loss from continuing operations	$(871)	$(716)	$(3,278)	$(2,086)
Loss from discontinued operations	$(12,865)	$(1,346)	$(17,864)	$(4,694)
Net loss	$(13,736)	$(2,062)	$(21,142)	$(6,780)
Denominator:
Basic weighted average shares outstanding	1,734,250	1,599,534	1,706,130	1,598,495
Dilutive common stock equivalents using treasury stock method	—	—	—	—
Diluted weighted average shares outstanding	1,734,250	1,599,534	1,706,130	1,598,495

Basic loss per share
From continuing operations	$(0.50)	$(0.45)	$(1.92)	$(1.30)
From discontinued operations	$(7.42)	$(0.84)	$(10.47)	$(2.94)
Total	$(7.92)	$(1.29)	$(12.39)	$(4.24)

Diluted loss per share
From continuing operations	$(0.50)	$(0.45)	$(1.92)	$(1.30)
From discontinued operations	$(7.42)	$(0.84)	$(10.47)	$(2.94)
Total	$(7.92)	$(1.29)	$(12.39)	$(4.24)

Weighted average options, warrants and convertibles outstanding	883,592	366,640	565,904	371,427
Anti-dilutive options, warrants and convertibles not included in the computation	883,592	366,640	565,904	371,427

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

8. Intangible Assets

As of September 30, 2025, inventories and certain intangible assets were classified as assets held for sale and are therefore excluded from continuing operations disclosures. See Note 2.

9. Inventories

As of September 30, 2025, significant inventories were classified as assets held for sale and are therefore excluded from continuing operations disclosures. See Note 2. Some inventories were retained to service warranty liabilities.

Inventories, net of reserves, as of September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025	December 31, 2024
Current:
Finished goods	$392	$392

Net loss incurred on valuation of inventory at lower of cost or net realizable value and write-off of obsolete inventory for three and nine months ended September 30, 2025 and 2024 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net loss (recovery) incurred on valuation of inventory at lower of cost or net realizable value and write-off of obsolete inventory	$—	$—	$—	$—

10. Leases

Rent expense is recognized on a straight-line basis over the period of the lease taking into account future rent escalation and holiday periods.

Rent expense for three and nine months ended September 30, 2025 and 2024 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Rent expense	$73	$116	$285	$343

The Company leases a 1,350-square-foot facility in Gainesville, Florida under an operating lease that expires in February 2028. The facility has been used primarily for research and development. The Company is seeking a third party to assume the remaining lease term.

The Company leases a 9,402 square-foot facility in Salt Lake City, Utah under the terms of an operating lease expiring in February 2028. The facility supported the Company's principal administrative, sales, marketing, customer support, and research and product development activities. The Company is seeking a third party to assume the remaining lease term.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

We entered into a lease on December 1, 2024 to occupy a 2,590 square-foot warehouse in Salt Lake City Utah. The lease is an operating lease expiring in February 2028. This facility serves as our primary warranty and repair center.

Supplemental cash flow information related to leases was as follows:

	Nine months ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$204	$338
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$—

Supplemental balance sheet information related to leases was as follows:

	September 30, 2025	December 31, 2024
Operating lease right-of-use assets	$546	$750

Current portion of operating lease liabilities, included in accrued liabilities	$218	$257
Operating lease liabilities, net of current portion	348	514
Total operating lease liabilities	$566	$771

Weighted average remaining lease term for operating leases (in years)	2.42	2.99
Weighted average discount rate for operating leases	6.75%	6.59%

The following represents maturities of operating lease liabilities as of September 30, 2025:

Years ending December 31,
2025 (Remainder)	$61
2026	251
2027	259
2028	45
2029	—
Total lease payments	616
Less: Imputed interest	50
Total	$566

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

11. Convertible Notes Payable

On June 25, 2025, the Company filed a Current Report on Form 8-K disclosing several material events. On June 20, 2025, the Company entered into a Note Purchase Agreement with First Finance Ltd., pursuant to which First Finance Ltd. purchased $3,000,000 aggregate principal amount of convertible notes in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. The convertible notes accrued interest at 10% per annum and were mandatorily convertible into shares of newly designated Class B Convertible Preferred Stock upon the issuance of Class A Redeemable Preferred Stock as a dividend to common stockholders (which occurred July 18, 2025 – see Note 13). The Class B Convertible Preferred Stock is further convertible into common stock at an initial conversion ratio of 166.44474 shares of common stock for each share of Class B Convertible Preferred Stock (subject to adjustment for stock splits, dividends, and similar events). First Finance Ltd. was granted an option to purchase up to an additional $2,000,000 of Class B Convertible Preferred Stock. The proceeds from the convertible notes are restricted to a specified disbursement schedule.

On July 21, 2025, the Company’s convertible note (June 20, 2025) issued to First Finance Ltd. (together with accrued interest) automatically converted into 3,026 shares of Class B Convertible Preferred Stock pursuant to the original terms. See Note 4.

For additional details, refer to the Company's Current Report on Form 8-K filed with the SEC on June 25, 2025, including the Certificates of Designation attached as Exhibits 3.1 and 3.2, the Note Purchase Agreement attached as Exhibit 10.1, and the Convertible Note attached as Exhibit 10.2 thereto.

Composition of Notes Payable

Description	Interest Rate	Maturity Date	September 30, 2025	December 31, 2024
Convertible Note	10%	June 30, 2025	$—	$—
Total Notes Payable			$—	$—

Schedule of Future Maturities of Notes Payable

Year ending December, 31	Amount
Remainder of 2025	$—
Total	$—

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

12. Shareholders' Equity

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Temporary equity
Balance, beginning of period	$—	$—	$—	$—
Issue temporary equity Class A redeemable preferred stock	758	—	758	—
Balance, end of period	$758	$—	$758	$—

Preferred stock, common stock and additional paid-in capital
Balance, beginning of period	$32,740	$31,640	$31,696	$46,071
Conversion of debt to Class B convertible preferred stock (non-cash)	3,026	—	3,026	—
Dividends Paid	(2)	—	(2)	(14,496)
Repurchase of warrants	(32)	—	(32)	—
Issuance of common stock, net	—	—	1,000	—
Share-based compensation expense	22	21	66	73
Proceeds from employee stock purchase plan	—	3	—	16
Balance, end of period	$35,754	$31,664	$35,754	$31,664

Accumulated other comprehensive loss
Balance, beginning of period	$(329)	$(294)	$(306)	$(310)
Unrealized loss on available-for-sale securities, net of tax	—	(1)	—	18
Foreign currency translation adjustment	(6)	(12)	(29)	(15)
Balance, end of period	$(335)	$(307)	$(335)	$(307)

Accumulated deficit
Balance, beginning of period	$(17,465)	$(5,794)	$(10,059)	$(1,076)
Net loss – discontinued operations	(12,865)	(1,346)	(17,864)	(4,694)
Net loss – continuing operations	(871)	(716)	(3,278)	(2,086)
Adjustment to retained earnings related to temporary equity accretion	(757)	—	(757)	—
Balance, end of period	$(31,958)	$(7,856)	$(31,958)	$(7,856)

Total shareholders' equity	$3,461	$23,501	$3,461	$23,501

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

A summary of the stock option activity under the Company’s plans for the nine months ended September 30, 2025, is as follows:

	Number of shares	Weighted average exercise price
Options outstanding at beginning of year	27,289	$66.34
Granted	10,667	7.35
Less:
Exercised	—	—
Forfeited prior to vesting	—	—
Canceled or expired	(1,946)	192.73
Options outstanding at September 30, 2025	36,010	42.03
Options exercisable at end of September 30, 2025	22,213	$62.48

As of September 30, 2025, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, was approximately $44, which will be recognized over a weighted average period of 1.22 years.

Share based compensation expense has been recorded as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Cost of goods sold	$—	$2	$1	$6
Sales and marketing	3	2	17	9
Research and product development	1	14	3	38
General and administrative	18	3	45	20
	$22	$21	$66	$73

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

14. Income Taxes

The Company recorded a full valuation allowance against U.S Federal and State deferred tax assets, which results in no income tax benefit for losses in these jurisdictions. The full domestic valuation allowance was recorded as management concluded that it is more likely than not that these deferred tax assets are not realizable due to the Company's recent pre-tax losses and other sources of negative evidence. Provision for income taxes for the nine months ended September 30, 2025 mostly represents income tax expense (benefit) recorded for jurisdictions outside the United States.

The Company had approximately $969 of uncertain tax positions as of September 30, 2025. Due to the inherent uncertainty of the underlying tax positions, it is not possible to forecast the payment of this liability for any particular year, therefore, it is reflected in other long-term liabilities.

15. Operating Segment

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

16. Subsequent Events

On October 24, 2025, the Company completed the sale of a significant portion of its intellectual property and certain inventories to Biamp Systems, LLC for $3,000. There were no escrows or holdbacks. The Company estimates $100 of transaction costs. The Company will continue to provide product support and warranty services while it pursues a Strategic Transaction in the fourth quarter of 2025 as further described in Note 1. Any difference between the carrying amount at September 30, 2025 and the final closing amounts will be recognized in the fourth quarter of 2025.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this report, other than statements of historical fact, are forward-looking statements for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any forward-looking statement. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are based upon reasonable assumptions at the time made, there can be no assurance that any such expectations or any forward-looking statement will prove to be correct. Our actual results will vary, and may vary materially, from those projected or assumed in the forward-looking statements. Future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not anticipate, including, without limitation, descriptions of our review of strategic alternatives and the timing and impact of any potential strategic transactions, the proposed development, manufacturing, and sale of our products; statements that describe expectations regarding pricing trends, the markets for our products, our anticipated capital expenditures, our cost reduction and operational restructuring initiatives, and future impact of regulatory developments; statements with regard to the nature and extent of competition we may face in the future; statements with respect to the anticipated sources of and need for future financing; and statements with respect to future strategic plans, goals, and objectives and forecasts of future growth and value; and other factors referred to in our reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2024. All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Additional factors that may have a direct bearing on our operating results are discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. On September 30, 2025, we classified substantially all operating assets related to our product business as held for sale and began presenting the results of that component as discontinued operations. Accordingly, the discussion below focuses on continuing operations unless otherwise indicated. See Note 2.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In September 2025, the Company’s Board of Directors approved a plan (the “Strategic Plan”) to seek the sale of a significant portion of the Company’s operating assets related to its product business, reduce the Company’s continuing operations to warranty and product support, and position the Company as a reverse merger vehicle for a possible strategic transaction (a “Strategic Transaction”). Accordingly, as of September 30, 2025, and we classified the related disposal group of assets as held for sale and measured it at the lower of carrying amount or fair value less costs to sell (see Note 2 — Discontinued Operations and Assets Held for Sale). Because the planned disposal represents a strategic shift that will have a significant effect on our operations and financial results, we present the results of that component as discontinued operations for all periods shown. Accordingly, this MD&A discusses continuing operations separately from discontinued operations where relevant.

Strategic actions during 2025

  Special stock dividend — Class A Redeemable Preferred Stock. In July 2025, we issued Class A Redeemable Preferred Stock via a one-time special stock dividend designed to distribute 100% of the net proceeds from an asset sale to holders upon redemption (see Note 3 — Class A Redeemable Preferred (Temporary Equity)). Class A is presented in temporary equity on the balance sheet.
  In July 2025, our convertible note automatically converted into shares of Class B Convertible Preferred Stock pursuant to its original terms (see Note 4).
  In September 2025, we repurchased and cancelled certain outstanding warrants, including one related-party transaction approved by our Board (see Note 5).
  Disposition status (subsequent event). On October 24, 2025, after quarter-end, we closed the sale of intellectual property and certain inventories to an industry buyer for cash consideration (see Subsequent Events). Any differences between the carrying amounts at September 30, 2025 and final closing amounts will be recognized in the subsequent period.

Beginning in the third quarter of 2025:

  The disposal group of assets is presented as assets held for sale (and liabilities held for sale, if any) on the balance sheet.
  The statement of operations includes (loss) income from discontinued operations, net of tax below (loss) from continuing operations; basic and diluted loss per share are presented for continuing operations, discontinued operations, and total (see Note 7 — Loss Per Share).
  The statement of cash flows remains consolidated, with supplemental cash-flow information for the discontinued operations disclosed in Note 2.

Operating context

During 2025, our operating results were impacted by constrained liquidity, intermittent supply chain availability, and reduced channel demand relative to the prior year. Management’s primary focus through and after quarter-end has been executing the asset sale, aligning our cost structure with the go-forward profile of the business, and preserving liquidity while we evaluate additional strategic alternatives.

Continuing operations and post-disposition plan

Following the classification of our product business as held for sale at September 30, 2025, and the subsequent closing of the asset sale after quarter-end (see Note 2 — Discontinued Operations and Assets Held for Sale and Subsequent Events), our continuing operations consist of: (i) executing a restructuring in furtherance of the Asset Disposition to Biamp and a possible Strategic Transaction, including monetization of residual assets not included in the sale (e.g., fixed assets, leaseholds) and collection of accounts receivable and prepaids; (b) maintaining a lean corporate infrastructure to satisfy reporting and governance requirements; (c) providing product support and warranty services with a small service inventory and technical support team; (d) managing and, where feasible, terminating or assigning facility leases to reduce ongoing cash burn; (e) completing the redemption of our Class A Redeemable Preferred Stock in accordance with its terms; and (f) evaluating additional financing or strategic alternatives as necessary to satisfy obligations as they come due.

Warranty support activities

We retained responsibility for legacy product support and warranty obligations; the buyer did not assume these liabilities. As a result, continuing operations will maintain a small technical support function and service inventory (e.g., spare parts and repair units) to honor  product support and warranty terms. We do not expect to manufacture new product or pursue new product sales, but we will pursue sale of remaining inventories and any other assets as part of eliminating all assets for cash. Any immaterial service or parts revenue, if recognized, will be reported within continuing operations. We will evaluate our service inventory and warranty accruals each period and adjust estimates based on observed claim rates and resolution costs.

Corporate infrastructure and compliance

To support reporting, governance, and restructuring activities, we expect to maintain a lean corporate staff, including accounting/finance, IT, and senior management (CEO/CFO). Ongoing costs will include audit and tax services, legal and advisory fees, SEC reporting, D&O insurance, IT/licensing, and Board and compliance expenses.

Monetization of residual assets and settlement of obligations

Management’s near-term priorities include:

  Monetizing remaining assets not included in the sale, including fixed assets, and leaseholds/fixtures (through sale or lease termination/assignment);
  Collecting outstanding accounts receivable and realizing prepaid balances and deposits where recoverable;
  Settling outstanding trade payables, accrued expenses, warranty obligations, and other liabilities retained at closing;
  Managing leases, including negotiated terminations or assignments to reduce ongoing occupancy costs;
  Completing a restructuring and identifying a Strategic Transaction partner in the fourth quarter of 2025;
  Overseeing redemption mechanics for the Class A Redeemable Preferred Stock, which is designed to receive 100% of the net proceeds from the asset sale upon redemption (see Note 3 — Class A Redeemable Preferred (Temporary Equity))

Presentation and comparability

Beginning in the third quarter of 2025, results of the disposed product business are presented as discontinued operations for all periods shown. Continuing operations primarily comprise warranty support, corporate and restructuring costs. The balance sheet reflects assets held for sale (and liabilities held for sale, if any) as of September 30, 2025. The statement of operations presents (loss) from continuing operations separately from (loss) from discontinued operations, net of tax, and basic/diluted loss per share is shown for continuing operations, discontinued operations, and total (see Note 7 — Loss Per Share).

Critical accounting estimates

The classification of the disposal group of assets as held for sale and presentation as discontinued operations required management to make significant estimates, including the measurement of fair value less costs to selloff the disposal group of assets (ASC 360) and the warranty obligation retained by the Company (ASC 460). These estimates use assumptions regarding market participant pricing, transaction costs, expected claim rates and unit repair costs. Actual results could differ materially from these estimates.

Liquidity and going-concern considerations

We have incurred net losses and used cash in operations for the periods presented. Our ability to meet obligations as they come due depends on the timing and magnitude of cash available after the asset sale (net of costs), collections of receivables and other assets, management of restructuring costs, and access to additional financing or further strategic transactions, if required. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the issuance of these financial statements. Management’s plans include executing its restructuring and a Strategic Transaction efficiently, managing warranty exposure, monetizing residual assets, and prioritizing liquidity while completing the Class A redemption process. See Note 1 — Basis of Presentation, Note 2, Note 3, and Subsequent Events.

Key risks and uncertainties

Execution of the restructuring and a Strategic Transaction involves risks, including warranty claim variability, timing of asset monetization, vendor and customer responses to our transition, and the cost and availability of essential public company services. Actual outcomes may differ materially from our current expectations.  We are evaluating lease terminations or assignments associated with facilities formerly used by the disposed business. We will recognize lease exit costs or ROU asset impairments in periods when such actions are probable and amounts are reasonably estimable.

Off-balance sheet arrangements

We had no off-balance sheet arrangements as of September 30, 2025.

Deferred Product Revenue

Deferred product revenue decreased to $12 on September 30, 2025 compared to $17 on December 31, 2024.

A detailed discussion of our results of operations follows below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the three and nine months ended September 30, 2025

We discuss Continuing Operations and Discontinued Operations separately. The following tables set forth certain items from our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2025 (“2025-Q3”) and 2024 ("2024-Q3"), respectively, together with the percentage of total revenue which each such item represents:

Continuing Operations

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2025	2024	Change Favorable (Adverse) in %	2025	2024	Change Favorable (Adverse) in %
Revenue	$—	$—	0	$—	$—	0
Cost of goods sold	27	27	0	80	80	0
Gross profit (loss)	(27)	(27)	0	(80)	(80)	0
Sales and marketing	—	—	0	—	—	0
Research and product development	—	—	0	—	—	0
General and administrative	827	815	(1)	3,180	2,416	(32)
Total operating expenses	827	815	(1)	3,180	2,416	(32)
Operating loss	(854)	(842)	(1)	(3,260)	(2,496)	(31)
Other income (expense), net	(16)	142	(111)	(9)	439	(102)
Loss before income taxes	(870)	(700)	(24)	(3,269)	(2,057)	(59)
Provision (benefit) for income taxes	1	16	94	9	29	69
Net loss from continuing operations	$(871)	$(716)	(22)	$(3,278)	$(2,086)	(57)

Overview

Continuing operations in the periods presented primarily comprise corporate activities (public-company reporting, governance and compliance), warranty support for legacy products, and restructuring actions associated with the post-disposition profile. As expected, we recorded no product revenue in continuing operations for the three and nine months ended September 30, 2025 and 2024.

Costs of Goods Sold and Gross Profit (Loss)

Cost of goods sold in continuing operations reflects warranty-related parts and labor and immaterial service inventory usage. With no revenue in continuing operations for the periods presented, gross margin percentages are not meaningful; the period-over-period dollar changes reflect timing and volume of warranty claims and repairs.

Operating Expenses

General & administrative (G&A) - G&A increased modestly in Q3-2025 versus Q3-2024 and increased year-to-date, driven primarily by legal, advisory and regulatory fees associated with the strategic review and disposition process, audit and tax fees, D&O insurance, and incremental US accounting headcount to meet compliance needs.

Sales & marketing (S&M) and research & development (R&D) - Following classification of the product business as held for sale, S&M and R&D expenses in continuing operations were immaterial for the periods presented. To the extent severance or other exit costs were recognized in the quarter, such costs are reflected in the relevant operating expense caption in the period incurred.

Restructuring/exit costs - To the extent actions met ASC 420 recognition criteria, we recorded employee termination or contract termination costs; otherwise, such costs will be recognized when probable and reasonably estimable.

Other income (expense), net

Other income (expense), net reflects interest income on cash equivalents, interest expense on the convertible note through its conversion on July 21, 2025, and immaterial gains/losses on asset disposals related to restructuring activities.

Income taxes

We maintained a full valuation allowance against US federal and state deferred tax assets in both periods due to cumulative losses and uncertainty of realization. Accordingly, we did not recognize an income tax benefit for losses in continuing operations.

Outlook

We expect continuing operations to consist mainly of warranty servicing and public-company costs while we monetize remaining assets, manage lease exits, and complete the Class A redemption mechanics. We will continue to evaluate warranty claims experience and service inventory levels and adjust estimates as appropriate.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2025, our cash and cash equivalents were approximately $0.8 million compared to $1.4 million as of December 31, 2024. Our working capital was $4.8 million and $15.2 million as of September 30, 2025 and December 31, 2024, respectively.

Cash used in operating activities was approximately ($3.3) million in the nine months ended September 30, 2025, an increase of approximately $1.2 million from ($2.1) million of cash used in operating activities in the nine months ended September 30, 2024. The increase in cash used was primarily due to increased legal and transaction fees to complete a strategic transaction.

Cash provided by (used in) investing activities was ($0.0) million for the nine months ended September 30, 2025, compared to $2.9 million for the nine months ended September 30, 2024. The decrease in cash provided by investing activities for the comparative period primarily reflects the liquidation of the Company’s investment portfolio during 2024, which generated $3.2 million of proceeds in the prior year, less amounts paid for property, plant, equipment and software.

Cash provided by financing activities in the nine months ended September 30, 2025 was $4.0 million compared to ($14.5) million of cash used by financing activities in the nine months ended September 30, 2024. The 2025 amount was comprised primarily of a stock sale and the sale of a convertible note, as discussed in Note(s) 1, 3, 4, 11 and 12 above, and our discussion in the following paragraphs.

In September 2025, the Company’s Board of Directors approved a plan (the “Strategic Plan”) to seek the sale of a significant portion of the Company’s operating assets related to its product business, reduce the Company’s continuing operations to warranty and product support, and position the Company as a reverse merger vehicle for a possible strategic transaction (a “Strategic Transaction”). Accordingly, as of September 30, 2025, the Company classified the related disposal group of assets as held for sale, measured at the lower of carrying amount or fair value less costs to sell. After quarter-end, on October 24, 2025, the Company closed the sale of certain inventory and intellectual property for cash consideration (see Subsequent Events). Pursuant to the terms of the Class A Redeemable Preferred Stock issued in July 2025, net proceeds from a qualifying asset sale are payable to Class A holders upon redemption (see Note 3 — Class A Redeemable Preferred (Temporary Equity)). As a result, the asset-sale proceeds will not be available to fund ongoing operations other than for permitted transaction costs and restructuring activities.

These conditions, including (i) historical operating losses and negative operating cash flows, (ii) limited liquidity at September 30, 2025, (iii) the requirement to redeem Class A from asset-sale net proceeds, and (iv) the Company’s go-forward profile consisting primarily of warranty support, public-company compliance, and restructuring activities, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance of these financial statements.

Management is (a) executing a structured restructuring, including monetization of residual assets not included in the sale (e.g., fixed assets, leaseholds) and collection of accounts receivable and prepaids; (b) maintaining a lean corporate infrastructure to satisfy reporting and governance requirements; (c) administering warranty obligations with a small service inventory and technical support team; (d) managing and, where feasible, terminating or assigning facility leases to reduce ongoing cash burn; (e) completing the Class A redemption in accordance with its terms; and (f) evaluating additional financing or strategic alternatives as necessary to satisfy obligations as they come due. There can be no assurance these plans will be successful, timely, or sufficient to alleviate the conditions raising substantial doubt.

Accordingly, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for the twelve-month period following the issuance of these unaudited condensed consolidated financial statements. The financial statements do not include any adjustments to the carrying amounts and classification of assets and liabilities that might result if the Company were unable to continue as a going concern.

In furtherance of the Asset Sale pursuit, the Company completed a one-time special stock dividend of Class A Redeemable Preferred Stock, payable July 18, 2025 to holders of record of our common stock on July 11, 2025, which entitles holders of the Class A Redeemable Preferred Stock to 100% of net proceeds from any Asset Sale upon redemption. This structure aligns stockholder interests with the strategic process but depends on the successful completion of the Asset Sale for value realization.

As of September 30, 2025, First Finance Ltd. beneficially owned approximately 32.4% of our common stock on an as-converted basis and has the right to nominate two directors to our Board. This concentration may influence strategic decisions, including the ongoing restructuring and possible Strategic Transactions, and could affect our ability to attract alternative financing or partners.

As of September 30, 2025, we had no open purchase orders.

As of September 30, 2025, we had inventory totaling $0.4 million, of which non-current inventory accounted for $0.0 million. This compares to total inventories of $0.4 million, which includes non-current inventory of $0.0 million as of December 31, 2024.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2025 (in millions):

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 years
Operating lease obligations	$0.6	$0.2	$0.4	$—	$—
Purchase obligations	—	—	—	—	—
Total	$0.6	$0.2	$0.4	$—	$—

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance-sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, results of operations or liquidity.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis are based on unaudited condensed consolidated financial statements prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, expenses, and related disclosures. Actual results could differ materially from those estimates. The estimates that we believe involve the most judgment and have the most significant potential to materially affect our results are summarized below; see the referenced notes for additional information.

Held for sale measurement and impairment (ASC 360)

As of September 30, 2025, we classified a disposal group of assets (intellectual property and certain inventories) as held for sale and measured it at the lower of carrying amount or fair value less costs to sell (FVLCTS). The determination of FVLCTS involves significant judgment, including consideration of an executed asset purchase agreement, market-participant assumptions, condition and salability of inventory, and estimated transaction costs. Changes in these inputs, including final closing adjustments, could result in additional impairment or reversal within discontinued operations. See Note 2 — Discontinued Operations and Assets Held for Sale.

Discontinued operations presentation (ASC 205-20)

We determined that disposal of the product business represents a strategic shift with a major effect on operations and financial results. Accordingly, we present the disposed component as discontinued operations for all periods shown. This requires management judgment in identifying direct vs. indirect costs, ceasing depreciation/amortization within the disposal group of assets, and recasting prior periods. See Note 2.

Warranty obligations (ASC 460)

We retained responsibility for legacy product warranties. The warranty liability reflects estimates of expected claim rates, parts and labor costs, and logistics, informed by historical experience and current product information. Actual experience could differ, requiring increases or decreases to the liability and impacting continuing operations. See Note 1 and MD&A — Continuing Operations.

Going concern (ASC 205-40)

We evaluate conditions and events that raise substantial doubt about our ability to continue as a going concern within one year after financial statement issuance, including historical losses, liquidity levels, the requirement to redeem Class A from net asset-sale proceeds, and the profile of continuing operations (warranty, public-company costs, restructuring). Our conclusions require judgment about the timing and success of plans (asset monetization, lease exits, financing). See Note 1 — Going Concern and Liquidity.

Temporary equity — Class A Redeemable Preferred (ASC 480-10-S99)

Class A is mandatorily redeemable upon a qualifying asset sale for 100% of net proceeds and is presented in temporary equity. Judgment is required to assess accretion to redemption value (e.g., when redemption becomes probable and reasonably estimable) and to evaluate EPS participation. See Note 3 — Class A Redeemable Preferred.

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of recent accounting pronouncements, see Note 1: “Business Description, Basis of Presentation and Significant Accounting Policies” in the notes to our unaudited condensed consolidated financial statements included under Item 1 of this Form 10-Q.

Discontinued Operations

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2025	2024	Change Favorable (Adverse) in %	2025	2024	Change Favorable (Adverse) in %
Revenue	$1,262	$2,504	(50)	$5,491	$8,430	(35)
Cost of goods sold	2,148	1,865	(15)	6,435	6,607	3
Gross profit (loss)	(886)	639	(239)	(944)	1,823	(152)
Sales and marketing	403	1,067	62	2,902	3,570	19
Research and product development	697	782	11	2,747	2,544	(8)
General and administrative	138	136	(1)	530	403	(32)
Total operating expenses	1,238	1,985	38	6,179	6,517	5
Operating loss	(2,124)	(1,346)	(58)	(7,123)	(4,694)	(52)
Other income (expense), net	(10,741)	—	(100)	(10,741)	—	(100)
Loss before income taxes	(12,865)	(1,346)	(856)	(17,864)	(4,694)	(281)
Provision (benefit) for income taxes	—	—	0	—	—	0
Net loss from discontinued operations	$(12,865)	$(1,346)	(856)	$(17,864)	$(4,694)	(281)

Revenue

Our revenue decreased to $1.3 million in 2025-Q3 compared to $2.5 million in 2024-Q3 due to a 72% decline in audio conferencing, a 49% decline in video products, and a 32% decrease in microphones. Our revenue decreased to $5.5 million in 2025 year-to-date compared to $8.4 million in 2024 year-to-date due to a 45% decline in audio conferencing, a 40% decline in video products, and a 24% decrease in microphones. Our traditional ceiling mics, personal audio-conferencing products, and video cameras suffered revenue declines due to decreasing demand and a reduction of the sales force in anticipation of an asset transaction for a strategic restructuring.

Costs of Goods Sold and Gross Profit

Cost of goods sold includes expenses associated with finished goods purchased from outsourced manufacturers, the repackaging of our products, our manufacturing and operations organization, property and equipment depreciation, warranty expense, freight expense, royalty payments, and the allocation of overhead expenses.

Our gross profit decreased from $639 during 2024-Q3 to a loss of $(886) during 2025-Q3.

The reduction in gross profit is the result of revenue decreasing by a higher percentage than cost of goods sold.  The Company experienced a significant reduction in inventory levels, with a decrease of approximately $3.2 million compared to December 31, 2024. This reduction was primarily driven by supply chain pauses from our cash flow constraints. As a result, there was insufficient new inventory to absorb the Company’s standard overhead allocation, which is typically applied to inventory production. This led to unabsorbed overhead costs being recognized as an expense in the period, directly impacting cost of goods sold.

The increase in unabsorbed overhead reflects the misalignment between production levels and fixed overhead costs, which are generally allocated to inventory under our standard costing methodology.

Operating Expenses

Operating expenses include sales and marketing (“S&M”) expenses, research and product development (“R&D”) expenses and general and administrative (“G&A”) expenses. Total operating expenses in 2025-Q3 were $1.2 million compared to $2.0 million in 2024-Q3. Total operating expenses thru 2025-YTD were $6.2 million compared to $6.5 million observing the same 9-month period in 2024. The following contains a more detailed discussion of expenses related to sales and marketing, research and product development, general and administrative, and other items.

Sales and Marketing - S&M expenses include selling, customer service, and marketing expenses such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses.

S&M expenses were $0.4 million in Q3-2025, compared to $1.1 million in Q3-2024, while the year-to-date results for the nine months ended September 30, showed $2.9 million in 2025 compared to $3.6 million in 2024. Both comparisons are the result of decreased sales commissions on fewer sales as well as lowered marketing spend that was offset by severance expense from 2025 Q3 reduction in force being recognized.

Research and Product Development - R&D expenses include research and development, product line management, engineering services, and test and application expenses, including employee-related costs, outside services, expensed materials, depreciation, and an allocation of overhead expenses.

R&D expenses were, $0.7 million in Q3-2025, compared to $0.8 million in Q3-2024, while the year-to-date results for the nine months ended September 30, showed $2.7 million in 2025 compared to $2.5 million in 2024. The decrease in comparing the quarterly results was due to a decrease in headcount. The increase in comparing the year-to-date results was primarily due to severance payments made in the Indian subsidiary and severance expense accrued in the US in 2025-Q2 partially offset by reduction in personnel in the US.

General and Administrative - G&A expenses include employee-related costs, allocations of overhead expenses, litigation costs, and corporate administrative costs, including costs related to operational teams.

G&A expenses were $0.1 million in Q3-2025, compared to $0.1 million in Q3-2024, while the year-to-date results for the nine months ended September 30, showed $0.5 million in 2025 compared to $0.4 million in 2024. The increases in comparing both periods were due to increased expenses related to the exploration of strategic alternatives and moving between facilities.

Other income (expense), net

Other income (expense), net includes gain or loss on disposal of assets and impairment charges related to assets being held for sale. Other income for the three and nine months ended September 30, 2025 included a $10.7 million charge to impairment related to marking inventory and IP held for sale for fair market value, compared to $0.0 million for the three and nine months ended September 2024.

Provision for income taxes

During each of the nine months ended September 30, 2025 and 2024, we did not recognize any benefit from the losses incurred due to having a full valuation allowance on net deferred income taxes.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.     CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2025 was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial and Accounting Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures are effective at a reasonable assurance level as of September 30, 2025.

There has been no change in the Company's internal control over financial reporting as of September 30, 2025, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company is a party to certain legal proceedings arising in the ordinary course of business.

On June 26, 2025, ClearOne Spain, SL (“ClearOne Spain”), the Company’s wholly-owned subsidiary in Spain, delivered notices to its employees of the ClearOne Spain’s intention to terminate certain employees in connection with the Company’s reduction in force that it initiated on June 20, 2025. On August 2, 2025, eight former employees of ClearOne Spain filed a claim with the High Court of Justice of Aragon Spain against the Company and ClearOne Spain claiming wrongful termination and seeking unspecified statutory compensation as damages (the “Spanish Proceeding”).

The Company intends to defend the claims against the Company and ClearOne Spain in the Spanish Proceeding and may appeal any adverse judgements and awards of damages. It is not possible at this time to predict any outcome with respect to the Spanish Proceeding or to estimate the potential financial impact on the Company in the event of any adverse judgment against the Company and ClearOne Spain in the Spanish Proceeding. Any adverse judgment could have a material adverse effect on the Company and its financial condition and results of operations.

Item 1A. RISK FACTORS

The risk factors set forth under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 and Part II, Item 1A of our Current Report on Form 10-Q for the quarter ended June 30, 2025 are hereby supplemented and amended with the following additional risk factor:

Risks Related to Our Reduced Operations Following Completion of the Asset Disposition to Biamp Systems

Under the terms of the Certificate of Designation for our Class A Redeemable Preferred Stock, the net proceeds of the Asset Disposition to Biamp Systems can only be used to redeem the Class A Redeemable Preferred Stock and are not available for ongoing operations, other than permitted transaction costs, which could constrain liquidity and accelerate the need for additional financing. (See Note 3 and MD&A — Liquidity.)

We will continue to offer product support and warranty services to our customers while we pursue a Strategic Transaction in the fourth quarter of 2025. Warranty claim rates and repair costs are uncertain. If actual claim volume, parts availability, labor rates, and logistics costs exceed estimates, our failure to obtain additional financing would have a material adverse effect on our business and results of operations.

Risks Related to Our Pursuit of Strategic Transactions

As a publicly traded company, we are susceptible to potential creditor or stockholder claims relating to any Strategic Transactions that we may consummate, including the recently completed Asset Disposition to Biamp Systems. Any such legal challengers could delay the completion of any possible Strategic Transactions and reduce the amount of consideration available to the Company’s stockholders in connection with any such transactions and have a material adverse effect on our business and results of operations.

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

3.4
Certificate of Amendment to Certificate of Incorporation dated June 20, 2025 (filed as Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 and incorporated herein by reference).

10.1	Securities Purchase Agreement dated February 26, 2025 by and between ClearOne, Inc. and Edward D. Bagley (filed as Exhibit 10. 1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 27, 2025 and incorporated herein by reference).

10.2	Warrant Repurchase Agreement, dated September 2, 2025, by and between ClearOne, Inc. and Intracoastal Capital, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on September 5, 2025 and incorporated herein by reference).

10.3	Warrant Repurchase Agreement, dated September 10, 2025, by and between ClearOne, Inc. and Lind Global Fund Group II LP (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on September 12, 2025 and incorporated herein by reference).

10.4	Warrant Repurchase Agreement, dated September 17, 2025, by and between ClearOne, Inc. and Edward Dallin Bagley (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on September 18, 2025 and incorporated herein by reference).

10.5	Warrant Repurchase Agreement, dated September 16, 2025, by and between ClearOne, Inc. and Edward Bryan Bagley (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on September 19, 2025 and incorporated herein by reference).

10.6#	Asset Purchase Agreement dated October 24, 2025, by and between ClearOne, Inc. and Biamp Systems LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on October 30, 2025 and incorporated herein by reference).

31.1*	Section 302 Certification of Chief Executive Officer (filed herewith)

31.2*	Section 302 Certification of Principal Financial Officer (filed herewith)

32.1*	Section 906 Certification of Chief Executive Officer (filed herewith)

32.2*	Section 906 Certification of Principal Financial Officer (filed herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	XBRL Taxonomy Extension Definitions Linkbase (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

104.1	The cover page of this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

* Filed herewith.

# Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K, and exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ClearOne, Inc., (Registrant)

	By:	/s/ Derek L. Graham
November 14, 2025		Derek L. Graham Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Simon Brewer
November 14, 2025		Simon Brewer Chief Financial Officer (Principal Accounting and Principal Financial Officer)

