Form 10-K
period 2025-12-31
CLEARONE INC
filed 2026-03-31
CIK 840715

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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

The aggregate market value of the shares of voting common stock held by non-affiliates was approximately $5.1 million at June 30, 2025, (the Company’s most recently completed second fiscal quarter), based on the $5.7500 closing price for the Company’s common stock on the Nasdaq Capital Market on such date. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

The number of shares of ClearOne common stock outstanding as of March 31, 2026 was 2,675,412.

Documents Incorporated by Reference: None

CLEARONE, INC.

Annual Report on Form 10-K For the year ended December 31, 2025

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

ITEM 1. BUSINESS

GENERAL

ClearOne, Inc. (the “Company,” “we,” “us” or “our”), a Delaware corporation, was previously engaged in the design, development, and marketing of professional audio conferencing, microphone, and video collaboration solutions.

All share and per-share amounts presented in this report (current and historical) have been adjusted to reflect the 15-for-1 reverse stock split effected in June 2025.

October 2025 Asset Sale

On October 24, 2025, the Company completed the sale of certain intellectual property, product inventory, and non-exclusive rights to customer data to Biamp Systems, LLC (“Biamp”) for gross cash consideration of $3.0 million (the “Asset Sale”) pursuant to an Asset Purchase Agreement dated the same date. Biamp did not assume any warranty or technical support obligations. The Company retained its books and records, all equity interests in subsidiaries, certain minor assets (including a limited amount of inventory held solely to service warranties), and all public-company assets and obligations. See Note 2 to the Consolidated Financial Statements and the Company’s Current Report on Form 8-K filed October 30, 2025 for additional information regarding the Asset Sale.

Post-Asset-Sale Operations

Following the Asset Sale, the Company no longer manufactures or sells products and maintains a limited inventory and provides customer support services to satisfy warranty claims. Its continuing activities consist solely of (i) fulfilling warranty and technical support obligations on legacy products in accordance with published policies, (ii) managing and liquidating remaining assets of the Company's legacy operating business, (iii) evaluating potential strategic transactions; (iv) collecting accounts receivable and recovering prepaid assets, (v) satisfying outstanding liabilities, and (vi) maintaining public-company compliance. These activities are transitional in nature and are not expected to generate material revenue.

Strategy and Strategic Alternatives

The Company is actively evaluating strategic alternatives intended to enhance stockholder value. These alternatives may include without limitation one or more special transactions, an investment in, or an acquisition of a private operating company, additional asset sales, or other actions that maximize value for stockholders. The closing of the Asset Sale on October 24, 2025 triggered the mandatory redemption of all outstanding shares of the Company’s Class A Redeemable Preferred Stock. The Company currently estimates the final redemption amount will be approximately $50 after permitted expenses and net asset recoveries. There can be no assurance that any strategic transaction will be completed on favorable terms or at all.

Significant Ownership Changes

On November 24, 2025, Edward D. Bagley sold 700,000 shares of common stock to First Finance Ltd. As of December 31, 2025, First Finance Ltd. beneficially owned approximately 53.8% of our outstanding common stock. Any material changes in ownership after December 31, 2025 are disclosed as subsequent events where required.

Company Information

Our website address is www.clearone.com. We make our annual, quarterly, and current reports available free of charge on the “Investor Relations” section of our website as soon as reasonably practicable after filing with the SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy statements, and other information regarding issuers that file electronically.

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

Risks Relating to Our Business

We may not be successful in completing a strategic transaction within a reasonable timeframe, on attractive terms or at all. If we are unable to complete a strategic transaction, we may not be able to continue as a going concern.

In November 2024, we announced that our board of directors had formed a Special Transaction Committee (the “Special Transaction Committee”) to conduct a comprehensive review of strategic alternatives focused on maximizing stockholder value, including, but not limited to, equity or debt financing alternatives, merger and acquisition transactions, divestiture of assets, licensing opportunities, joint ventures, collaborations or other commercial arrangements with other companies, or other special transactions (each, a “Strategic Transaction”). Following the disposition of certain operating assets in October 2025 and the resulting transition to a reduced, transitional operating posture, our ability to enhance stockholder value and improve our liquidity position is highly dependent on the successful evaluation and execution of one or more Strategic Transactions.

We may be unable to complete a Strategic Transaction within a reasonable timeframe, on attractive terms, or at all. Market conditions, including the historical volatility of our common stock, may limit our ability to raise capital on favorable terms, or at all, and any public or private offering of debt or equity securities may be significantly dilutive to existing stockholders. There is no set timetable for the overall process, as anticipated timelines for different strategic alternatives may vary, and there can be no assurance that this process will result in us pursuing a transaction or that any transaction, if pursued, will be completed on attractive terms or at all. If we are unable to complete a Strategic Transaction or otherwise obtain additional capital, our ability to continue operations and satisfy our obligations could be materially adversely affected.  A Strategic Transaction, if completed, may substantially change the nature of our business, capital structure, and stockholder rights.

We will require additional financing to fund our operations and obligations, which may not be available to us on acceptable terms or at all, and our auditor has expressed substantial doubt about our ability to continue as a going concern.

As of December 31, 2025, we had approximately $0.74 million of cash and cash equivalents and restricted cash. Following the October 2025 disposition of certain operating assets and the resulting reduction in revenue-generating activities, our continuing activities primarily consist, among other things, of maintaining public company compliance and fulfilling ongoing obligations, including warranty servicing and technical support related to products sold prior to the asset sale, managing remaining assets and liabilities, and evaluating and pursuing strategic alternatives. These activities are not expected to generate revenue at levels sufficient to fund ongoing operating costs. As a result, we will require additional financing and/or the completion of one or more Strategic Transactions to fund ongoing operating costs, professional fees, compliance costs, and other obligations as they become due.

The financial statements included with this annual report on Form 10-K have been prepared on a going concern basis. We have incurred significant losses and experienced negative cash flows, and substantial doubt exists about our ability to continue as a going concern. We may not be able to obtain the necessary financing, complete a Strategic Transaction, or otherwise improve our liquidity position on acceptable terms or at all. The outcome of these matters cannot be predicted with any certainty at this time. Our financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Following the disposition of certain operating assets, we have limited continuing activities that are not expected to generate revenue at levels sufficient to fund ongoing operating costs.

Our continuing activities are not expected to generate material revenue at levels sufficient to fund ongoing operating costs. As a result, our ability to sustain operations depends on available cash resources, access to additional capital, and/or the successful completion of one or more Strategic Transactions. If we are unable to obtain additional capital or complete a Strategic Transaction on acceptable terms or at all, we may be required to significantly curtail operations or pursue an orderly wind-down of the Company, which could result in reduced recoveries for stockholders.

We are at risk for being delisted from the Nasdaq Capital Market for non-compliance with Nasdaq's continued listing standards.

Although our common stock is currently listed on the Nasdaq Capital Market, as of December 31, 2025, we are not in compliance with any of the quantitative continued listing standards under Nasdaq Marketplace Rule 5550, and we anticipate receiving a notice of non-compliance from Nasdaq.

If we are unable to regain compliance with Nasdaq's continued listing standards within any applicable cure period, our common stock could be subject to delisting from the Nasdaq Capital Market.

Delisting of our common stock from Nasdaq could significantly reduce the liquidity and market price of our common stock and could make it more difficult for us to access the capital markets on acceptable terms, if at all. Even after we receive a notice of non-compliance, we may not be able to regain compliance within the timeframe provided by Nasdaq. Alternative markets, such as the over-the-counter markets, generally have less liquidity and visibility than Nasdaq, and trading on such markets could adversely affect the ability of stockholders to sell their shares at a desired price.

We remain responsible for warranty and other obligations associated with products sold prior to the October 2025 asset disposition.

Although we completed the disposition of certain operating assets in October 2025, we continue to fulfill warranty servicing and technical support obligations related to products sold prior to the transaction. The ultimate cost of satisfying these obligations is subject to uncertainty, and actual costs may exceed current estimates or previously recorded reserves. Unexpected increases in warranty claims, service costs, parts costs, or related liabilities could materially adversely affect our financial condition and liquidity.

In addition, we may remain subject to claims, disputes, or other liabilities arising from our legacy operations. The resolution of such matters may require significant cash expenditures or result in additional liabilities.

Our reduced workforce may impair our ability to maintain effective internal controls and public company compliance.

Following the October 2025 asset disposition, we operate with a significantly reduced workforce. Maintaining effective internal control over financial reporting and complying with public company reporting obligations requires significant management attention and resources. If we are unable to maintain effective controls or comply with applicable reporting requirements, we could be subject to regulatory scrutiny.

Cybersecurity incidents or other information technology disruptions could adversely affect our operations and expose us to liability.

Although our operations have been significantly reduced following the October 2025 asset disposition, we continue to maintain information systems that support our public company reporting, financial management, warranty servicing activities, and administrative functions. We also retain certain sensitive information, including employee data and historical business information.

Despite security measures, our information systems may be vulnerable to cybersecurity incidents, including unauthorized access, ransomware attacks, phishing attempts, or other disruptions caused by third parties or internal actors. Because we operate with a limited workforce, our ability to detect, respond to, and remediate cybersecurity incidents may be constrained. Any significant breach could result in regulatory scrutiny, legal claims, reputational harm, increased compliance costs, or operational disruption.

Global economic conditions and capital market volatility may adversely affect our ability to obtain financing or complete a strategic transaction.

Global economic conditions, including inflation, rising interest rates, geopolitical conflicts, financial market volatility and tightening credit markets, may adversely affect our ability to raise capital or complete a Strategic Transaction. Volatility in equity markets may negatively impact the trading price of our common stock and limit our ability to issue equity or equity-linked securities on favorable terms, or at all.

Adverse economic conditions may also reduce investor appetite for special situation or transitional companies, which could impair our ability to attract potential transaction partners or financing sources. If we are unable to access capital markets or complete a Strategic Transaction due to adverse economic conditions, our financial condition and ability to continue operations could be materially adversely affected.

Geopolitical events and international conflicts may increase financial market volatility and adversely affect our liquidity and strategic alternatives.

Ongoing geopolitical conflicts, including the war in Ukraine and other international tensions, have resulted in increased volatility in global financial markets. Sanctions, trade restrictions, supply chain disruptions and broader economic instability may continue to affect capital markets and investor confidence. Although we no longer conduct significant operating activities, prolonged instability in global markets could negatively impact our ability to raise capital, regain compliance with listing requirements, or complete a Strategic Transaction.

Our limited international administrative activities may be subject to risks associated with operating in foreign jurisdictions.

We maintain limited personnel and administrative activities in certain foreign jurisdictions, including India. Although our continuing activities are significantly reduced, we remain subject to local labor laws, tax regulations, regulatory requirements, and legal systems in these jurisdictions. Changes in political, economic, regulatory, or security conditions in these countries could increase compliance costs, result in disputes, or otherwise adversely affect our ability to manage remaining obligations and corporate matters efficiently.

Additionally, differences in legal systems and enforcement mechanisms may increase the difficulty or cost of resolving disputes or collecting assets in foreign jurisdictions.

We are highly dependent on a small number of executive officers and personnel.

Following the October 2025 disposition of certain operating assets, we operate with a significantly reduced workforce and rely on a limited number of executive officers and key personnel to manage our public company compliance obligations, oversee warranty servicing activities, manage remaining assets and liabilities, and evaluate potential Strategic Transactions.

The loss of the services of our chief executive officer, chief financial officer, or other key personnel could materially impair our ability to meet reporting obligations, maintain effective internal controls, manage liquidity, or complete a Strategic Transaction. We do not maintain key person life insurance on our executive officers.

Because of our limited personnel structure, the unexpected departure or unavailability of key personnel could have a disproportionately adverse impact on our financial condition and ability to continue operations.

Risks Relating to Share Ownership

Our largest stockholder has significant influence over corporate matters.

Subsequent to year end, on March 11, 2026, we closed a private placement with the Company’s largest stockholder for aggregate gross proceeds of $1.75 million through the issuance of 437,500 shares of common stock and a warrant to purchase up to an additional 437,500 shares. The agreement also grants the stockholder consent rights over certain new debt and material transactions.

The agreement also imposes customary restrictions, including limitations on incurring new debt above certain thresholds and entering into material transactions without the purchaser’s consent. If we are unable to satisfy the reincorporation condition or if the purchaser exercises its rights under the restrictions, our ability to pursue strategic alternatives, raise additional capital, or manage liquidity could be materially constrained. In addition, because the financing was provided by our largest stockholder, matters relating to the shares, warrant, or any future modifications could involve potential conflicts of interest and may influence or control the terms and structure of any strategic transaction.

As of March 16, 2026, our largest stockholder beneficially owned approximately 61.3% of our outstanding common stock. As a result, this stockholder has the ability to control the outcome of matters submitted to stockholders for approval, including the election of directors, approval of mergers or business combinations, and amendments to our organizational documents. This concentration of ownership and the additional contractual rights may discourage, delay, or prevent a change in control transaction that other stockholders may consider favorable and may cause decisions to be made that differ from the interests of other stockholders.

Outstanding warrants and redeemable preferred stock may adversely affect the market price of our common stock and complicate strategic transactions.

We have outstanding warrants that are exercisable into shares of common stock. The exercise of these warrants would result in dilution to existing common stockholders. In addition, we have outstanding shares of Class A Redeemable Preferred Stock. The closing of the Asset Sale on October 24, 2025 triggered the mandatory redemption of the Class A Redeemable Preferred Stock. As of December 31, 2025, the redemption had not yet been completed. We currently estimate the final redemption amount to be approximately $50,000 after permitted expenses and net asset recoveries. Redemption will require the use of cash that might otherwise be available for operations or strategic alternatives. The existence of these securities may affect the market price of our common stock and could complicate the negotiation or completion of a strategic transaction. Any strategic transaction may also require the issuance of additional equity securities, which could result in further dilution to existing common stockholders.

The market price of our common stock may be volatile.

The market price of our common stock has experienced significant fluctuations and may continue to fluctuate due to a variety of factors, many of which are beyond our control. These factors may include:

  developments relating to our Strategic Transaction process;
  our ability to obtain additional financing;
  our liquidity position and financial condition;
  our compliance with Nasdaq listing requirements;
  announcements regarding executive leadership or key personnel;
  general market and economic conditions; and
  changes in investor perception of companies with limited operations or transitional business models.

In addition, stock markets in general have experienced significant price and volume volatility that may be unrelated to the operating performance of particular companies. These fluctuations may adversely affect the market price of our common stock.

The issuance of additional equity or the exercise or conversion of outstanding securities may result in substantial dilution.

We have outstanding securities, including options and warrants, that may be convertible into or exercisable for shares of our common stock. In addition, we may issue additional equity securities in connection with financing transactions, Strategic Transactions, or other corporate purposes.

The issuance of additional shares of common stock or securities convertible into common stock could result in substantial dilution to existing stockholders and may adversely affect the market price of our common stock.

Future issuances of equity securities could dilute existing stockholders and adversely affect the market price of our common stock.

We may issue additional shares of common stock or securities convertible into or exercisable for common stock in connection with financing transactions, Strategic Transactions, or other corporate purposes. The issuance of additional shares may dilute the ownership interests of existing stockholders and could adversely affect the market price of our common stock. Sales of substantial amounts of our common stock in the public market, or the perception that such sales may occur, could also negatively impact the trading price of our common stock.

The absence of equity research coverage or unfavorable analyst commentary could adversely affect the market price of our common stock.

The trading market for our common stock may be influenced by research reports and recommendations published by equity research analysts. We do not control the content of analyst reports. If one or more analysts downgrade our common stock, issue unfavorable commentary, or cease coverage, the market price and liquidity of our common stock could decline.

A Strategic Transaction may result in significant dilution to existing stockholders or a change in control of the Company.

The completion of a Strategic Transaction may require the issuance of a substantial number of shares of our common stock or securities convertible into or exercisable for common stock or may otherwise result in a change in the Company’s capital structure. Any such issuance could result in significant dilution to existing stockholders, including a reduction in voting power, economic interest, and ownership percentage.

In addition, a Strategic Transaction could result in a change in control of the Company, including the issuance of securities that represent a majority of our outstanding voting power or the appointment of new directors or management. A change in control could materially alter our business strategy, governance structure, and risk profile. There can be no assurance that any Strategic Transaction would enhance stockholder value or that its terms would be favorable to all stockholders.

Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain stockholder litigation, which may limit stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for:

(i) any derivative action or proceeding brought on behalf of the Company;
(ii) any action asserting a claim for breach of a fiduciary duty owed by any director, officer, employee, or agent of the Company to the Company or our stockholders;
(iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation, or our bylaws; or
(iv) any action asserting a claim governed by the internal affairs doctrine.

These exclusive forum provisions do not apply to claims arising under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, or any other claim for which federal courts have exclusive jurisdiction.

The exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable and may increase costs associated with bringing such a claim. If a court were to determine that the exclusive forum provision is inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

The Company maintains information technology systems and third-party hosted platforms that support its financial reporting, public company compliance, warranty servicing activities, and administrative functions. Although the Company’s operating activities have been significantly reduced following the October 2025 asset disposition, it continues to rely on information systems for accounting, reporting, communications, and data management.

The Company’s cybersecurity strategy is focused on risk identification, protection, detection, incident response, and system resiliency. The Company utilizes internal personnel and, where appropriate, third-party service providers to operate and maintain its information technology infrastructure and to evaluate, test, and update information security processes.

The Company assesses cybersecurity risks as part of its overall risk management framework.  Management monitors and evaluates cybersecurity threats through periodic reviews of system access controls, third-party service provider security measures, and applicable industry practices. The Company is not currently aware of any cybersecurity incidents that have materially affected, or are reasonably likely to materially affect, the Company’s business strategy, results of operations, or financial condition.

The Audit Committee of the Board of Directors provides oversight of the Company’s cybersecurity risk management.The Audit Committee periodically discusses cybersecurity risks and mitigation measures with management and, as appropriate, external advisors.

ITEM 2. PROPERTIES

Following the disposition of certain operating assets in October 2025, the Company transitioned to a significantly reduced operational structure. The Company has terminated or settled two of its prior operating leases and continues to evaluate sublease or mitigation opportunities for its remaining facility where appropriate.

The Company leases approximately 9,402 square feet of office space in Salt Lake City, Utah under an operating lease expiring in February 2028. This facility supports the Company’s remaining administrative functions, public company compliance activities, and limited operational support functions. The Company is evaluating sublease opportunities with respect to this facility.

The Company previously leased a 2,590 square-foot warehouse facility in Salt Lake City, Utah (363 West 2720 South, Suite B) under an operating lease scheduled to expire in February 2028. On February 24, 2026, the Company entered into an Early Termination Agreement with the landlord that terminated the lease effective midnight February 28, 2026. In connection with the early termination, the Company paid a buyout of $43 and forfeited its security deposit. The Company has no further liability under this lease after February 28, 2026. This facility previously supported warranty servicing and repair activities related to products sold prior to the October 2025 asset disposition.

The Company previously leased a 1,350 square-foot facility in Gainesville, Florida under an operating lease that had been extended to February 29, 2029. On March 2, 2026, the Company entered into a Settlement, Release and Agreement to Terminate Lease with the landlord. Pursuant to the settlement, the Company paid $30 and forfeited its security deposit in exchange for full termination of the lease and a mutual release of all obligations. The Company has no further liability under this lease. The facility was no longer utilized for active research and development activities.

The Company previously occupied a 6,175 square-foot facility in Chennai, India under the terms of an operating lease which expired September 2025. This facility supported our administrative, marketing, customer support, and research and product development activities. We did not renew the lease and vacated these premises on November 15, 2025 and the deposit was refunded January 2026.

The Company believes its current facilities are sufficient to support its reduced operations. However, the Company may seek to sublease or otherwise reduce its lease obligations as part of its ongoing efforts to manage costs and preserve liquidity.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Nasdaq Capital Market under the symbol "CLRO". As of March 31, 2026, there were 2,675,412 shares of our common stock issued and outstanding held by approximately 288 holders of record. Each broker dealer or clearing corporation that holds shares for customers is counted as a single holder of record.

Dividends

The Company’s Board of Directors declared and paid another special dividend of $0.50 per share of the Company’s common stock and eligible warrants that was paid on April 10, 2024 to shareholders and warrant holders of record on April 2, 2024.

We do not currently anticipate paying regular cash dividends on our common stock. Any future determination regarding the declaration and payment of dividends will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, contractual restrictions, and other factors deemed relevant by the Board.

Issuer Purchases of Equity Securities

None.

Sales of Unregistered Securities

All sales of unregistered securities were previously reported in Forms 8-K.

Equity Compensation Plan Information.

Information about the Company’s equity compensation plans required by Item 201(d) of Regulation S-K is set forth under Part III, Item 12 of this Annual Report on Form 10-K.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes included in this report, as well as our other filings with the SEC. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions, as set forth under “SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS.” Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the following discussion and under the caption “Risk Factors” in Item 1A and elsewhere in this report.

OVERVIEW

The year ended December 31, 2025 was a transformational period for ClearOne, Inc. (“ClearOne,” the “Company,” “we,” “us” or “our”). On October 24, 2025, the Company completed the sale of certain intellectual property, product inventory, and non-exclusive rights to customer data (the “Asset Sale”). As a result of the Asset Sale, the Company no longer manufactures or sells products and maintains a limited inventory and provides customer support services to satisfy warranty claims. The financial results of the disposed operations are reflected as discontinued operations in the Company’s consolidated financial statements for all periods presented.

Following the Asset Sale, the Company’s continuing activities consist solely of fulfilling warranty and technical support obligations on legacy products, evaluating potential Strategic Transactions, managing and liquidating remaining assets of the Company’s legacy operating business, collecting accounts receivable and recovering prepaid assets, satisfying outstanding liabilities, and maintaining public-company compliance. These activities are transitional in nature and are not expected to generate material revenue.

The Company is actively evaluating strategic alternatives intended to enhance stockholder value. These alternatives may include without limitation one or more special transactions, an investment in, or an acquisition of a private operating company, additional asset sales, or other actions that maximize value for stockholders. The closing of the Asset Sale on October 24, 2025 triggered the mandatory redemption of all outstanding shares of the Company’s Class A Redeemable Preferred Stock. The Company currently estimates the final redemption amount will be approximately $50 after permitted expenses and net asset recoveries.

Discontinued Operations

Description of Disposed Assets

The disposed assets consisted of the Company’s historical operations related to conferencing, collaboration, and network streaming products, including product development, manufacturing, sales, and support activities. These operations historically generated the majority of the Company’s revenue.

Timing and Classification

The Company classified the disposed assets as held for sale and discontinued operations during the third quarter of 2025. The sale closed on October 24, 2025. Accordingly, the results of the disposed assets are presented as discontinued operations for all periods presented, with a hard cutoff on the legal closing date of October 24, 2025. No allocation or smoothing of results has been applied.

Financial Impact

The discontinued operations incurred operating losses during 2025 and prior periods. In connection with the Asset Sale, the Company recognized a loss on sale in the fourth quarter of 2025 (primarily driven by inventory carrying values exceeding the $3.0 million gross proceeds, after the $10.7 million impairment charge recorded in the third quarter of 2025). The results of discontinued operations include operating losses incurred prior to closing, inventory write-downs, severance and restructuring costs, and the loss on sale. See Note 2 to the consolidated financial statements for additional information regarding discontinued operations, including the components of the loss on disposal.

The following table summarizes the results of discontinued operations (in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024
Revenue	$6,009	$11,386
Gross profit (loss)	$(3,021)	$2,823
Operating loss	$(10,317)	$(7,076)
Loss on sale of assets	$(11,143)	$—
Loss from discontinued operations, net of tax	$(21,460)	$(7,076)

Continuing Involvement

Following the Asset Sale, the Company continues to service warranty claims and provide technical support related to products sold prior to October 24, 2025. The Company retained a limited amount of inventory solely to fulfill these obligations. These activities are reported in continuing operations and do not constitute ongoing operations of the disposed assets.

DISCUSSION OF RESULTS OF OPERATIONS

Discontinued Operations

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Revenue from discontinued operations decreased significantly in 2025 compared to 2024 due to the disposition of operating assets and the cessation of revenue-generating activities associated with the disposed assets on October 24, 2025. Gross margin and operating results were negatively impacted by reduced sales volume prior to disposition, inventory write-downs, severance and restructuring costs, and the loss on sale recognized in the fourth quarter of 2025. As a result, discontinued operations reported a substantial net loss for the year ended December 31, 2025.

Continuing Operations

Following the Asset Sale, continuing operations generated no revenue during the fourth quarter of 2025. Operating expenses consisted primarily of public-company compliance costs, legal and professional fees, warranty servicing and technical support costs, and general and administrative expenses related to the significantly reduced workforce. Because continuing operations are limited in scope and do not generate revenue, period-to-period comparisons are not meaningful.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

Liquidity Position

As of December 31, 2025, the Company had cash and cash equivalents, and restricted cash of $0.74 million. The Company’s primary liquidity requirements relate to ongoing public-company compliance and reporting costs, warranty servicing obligations, professional fees (including legal and investment banking), lease payments on the remaining facilities, the $57,500 severance obligation to the former CEO, and the required redemption of the Class A Redeemable Preferred Stock with any net proceeds from the Asset Sale.

Net proceeds from the Asset Sale are contractually required to be used to redeem all outstanding shares of the Company’s Class A Redeemable Preferred Stock. The Asset Sale closed on October 24, 2025, triggering the mandatory redemption of the Class A Redeemable Preferred Stock. As of December 31, 2025, the redemption had not yet been completed. The Company currently estimates the final redemption amount at approximately $50,000 after permitted expenses and net asset recoveries. The redemption payment will occur subsequent to December 31, 2025 and is treated as a non-recognized subsequent event.

Subsequent to year-end, on March 11, 2026, the Company closed a private placement with First Finance Ltd. (its largest stockholder) for aggregate gross proceeds of $1.75 million through the issuance of 437,500 shares of common stock at $4.00 per share and a warrant to purchase up to 437,500 additional shares at $5.00 per share. Of the proceeds, $500,000 became immediately available, with the remaining $1.25 million available upon completion of the Company’s reincorporation from Delaware to Nevada. This financing provides an additional source of short-term liquidity.

Cash Flows

Net cash used in operating activities during 2025 primarily resulted from operating losses, restructuring activities, and costs associated with discontinued operations. Net cash provided by investing activities primarily reflects the $3.0 million gross proceeds from the October 2025 Asset Sale (net of transaction costs). The Company did not have committed sources of financing during 2025.

Subsequent to year-end, on March 11, 2026, the Company closed a private placement with its largest stockholder for aggregate gross proceeds of $1.75 million (see Liquidity, Capital Resources and Financial Position and Note 17 – Subsequent Events for additional information).

Capital Resources and Going Concern

The Company has incurred significant losses and negative cash flows from operations. These conditions, the limited nature of continuing operations, the mandatory redemption obligation for the Class A Redeemable Preferred Stock (triggered by the October 24, 2025 Asset Sale closing), and the absence of committed sources of financing raise substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date of the consolidated financial statements.

Subsequent to year-end, on March 11, 2026, the Company closed a private placement with its largest stockholder for aggregate gross proceeds of $1.75 million (see Liquidity, Capital Resources and Financial Position and Note 17 – Subsequent Events for additional information). This financing provides a partial source of short-term liquidity.

Management is actively evaluating strategic alternatives intended to enhance stockholder value and improve the Company’s liquidity position. These alternatives may include one or more special transactions or other actions that maximize value for stockholders. There can be no assurance that the Company will successfully complete any transaction or that any such transaction will provide sufficient liquidity to continue operations.

If the Company is unable to complete a special transaction, satisfy the conditions for the remaining financing proceeds, or otherwise obtain additional capital on acceptable terms, management may be required to significantly curtail operations or pursue an orderly wind-down of operations. The consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Contractual Obligations and Commitments

The Company’s contractual obligations as of December 31, 2025 primarily consist of operating lease obligations for the three remaining facilities, warranty obligations, and legal settlement obligations.

A summary of the Company’s contractual obligations is included in the table below (in thousands):
	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 years
Operating lease obligations	$513	$223	$290	$—	$—
Purchase obligations	—	—	—	—	—
Total	$513	$223	$290	$—	$—

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses. The Company’s most significant accounting estimates include:

  Classification of and accounting for discontinued operations and the Asset Sale (ASC 205-20 and ASC 360)
  Impairment of long-lived assets and inventory valuation related to retained warranty inventory
  Warranty reserves
  Legal contingencies and settlements
  Going-concern assessment (ASC 205-40)

Actual results could differ materially from these estimates.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on its financial condition, results of operations, liquidity, or capital resources.

Recent Accounting Pronouncements

For descriptions of recently issued accounting standards, see Note 1 – Business Description, Basis of Presentation and Significant Accounting Policies of our Notes to Consolidated Financial Statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. As required by Rule 13a-15 under the Exchange Act, we have completed an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of December 31, 2025. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2025.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the framework set forth in Internal Control - Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using that criteria, management concluded that the design and operation of our internal control over financial reporting were effective as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

(a) None.

(b) None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

(a) Not applicable.

(b) Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our directors and executive officers as of March 31, 2026.

Name	Age	Position	Director or Officer Since
Derek L. Graham	58	Chief Executive Officer	2022
Eric L. Robinson	59	Chairman, and Director *	2015
Lisa B. Higley	58	Director	2020
Bruce Whaley	75	Director *	2019
Eric Boehnke	60	Director	2025
Youngsun “Sunny” Park	55	Director	2025
Simon Brewer	47	Chief Financial Officer	2024
*	Member of the Audit and Compliance Committee, Compensation Committee and Nominating Committee

Derek L. Graham is our Chief Executive Officer. He was appointed as Interim CEO in May 2022 and was confirmed as permanent CEO in January 2023. He joined our company in July 2003 as Lead Engineer for Conferencing Cameras. In 2004, he was promoted to Engineering Operations Manager. In 2006, he was promoted to Director of Research and Development. In 2007, he was promoted to Sr. Director of Research and Development. In 2009, he was promoted to Vice President of Research and Development. In 2011, he was promoted to Sr. Vice President of Research and Development. In those prior roles, Derek was responsible for funding, staffing, and execution of parallel engineering programs that resulted in successful development of professionally installed audio and video conferencing, video streaming, wireless microphone, digital signage, and camera products. Derek is a named inventor on 13 patents. Prior to joining ClearOne, Derek held engineering and management positions at Intel Corporation in the areas of audio conferencing and telephony technologies. Mr. Graham earned a Bachelor of Science in Electrical Engineering, with highest honors, and a Master’s Degree in Electrical Engineering from the Georgia Institute of Technology.

Eric. L Robinson has served as a director of since July 2015 and Chairman since February 2022. Mr. Robinson spent fourteen years in private practice as a corporate attorney, including eleven years as a partner in the Salt Lake City, Utah law firm of Blackburn & Stoll, LC. Mr. Robinson's law practice focused on securities, corporate and other business transactions. For the past five years, Mr. Robinson has been principally employed by MicroPower Global Limited, a company in the semiconductor business, OUR Rescue, Inc. and as a private attorney. At MicroPower, Mr. Robinson acted as General Counsel, Chief Financial Officer and a director. At OUR Rescue, Inc. he acts as VP of Legal Affairs. Mr. Robinson also maintains a law practice and serves as counsel to a number of companies in the fields of regenerative medicine and commercial construction. Mr. Robinson previously served as chief financial officer, in-house counsel, secretary and treasurer of ActiveCare, Inc. from July 2016 until his voluntary resignation in June 2017, and subsequent to Mr. Robinson’s departure, ActiveCare filed a voluntary bankruptcy petition under Chapter 11 of the U.S. Bankruptcy Code on July 15, 2018. His legal practice included working with companies in connection with public and private offerings of securities, corporate partnering, mergers and acquisitions, licensing technology transfer, contracts and construction. He graduated from the University of Utah with honors with a B.S. degree in accounting and he subsequently passed the CPA exam (unlicensed). He graduated from Vanderbilt University with a J.D. where he graduated Order of the Coif and acted as a Managing Editor of the Law Review. Mr. Robinson has previously served as corporate and securities legal counsel to the Company and the Company's largest shareholder, E. Dallin Bagley.

Lisa B. Higley was appointed a director effective July 20, 2020. Ms. Higley has been self-employed as a CPA since June 2009. Previously, she was the CFO for Daisy D’s Paper Company from March 2007 until January 2009, where she managed all aspects of the company’s financial and accounting responsibilities. Additionally, Ms. Higley was the CFO for Tunex International from April 2006 to March 2007 where she was accountable for all financial aspects of the corporation. Prior to that, Ms. Higley was a staff tax accountant at Wisen, Smith, Racker & Prescott LLP from February 2004 to April 2006. Ms. Higley earned her Bachelor of Science in Accounting from the University of Oregon and her MBA from Utah State University, and has been a Utah CPA since 2004. Ms. Higley is the daughter of Edward D. Bagley, our former Chairman of the Board. Mr. Edward D. Bagley beneficially owns 5.3% of our issued and outstanding common stock.

Bruce Whaley was appointed a director effective April 16, 2019. Mr. Whaley has extensive experience as a stockbroker for nearly five decades. Mr. Whaley is currently a broker trading at Wilson & Davis, a regional brokerage firm based in Salt Lake City, Utah. He has been with Wilson & Davis since 1988. Until March 2023, Mr. Whaley also held a real estate license and worked as a real estate agent for Coldwell Banker. Mr. Whaley attended the University of Utah between 1968 and 1971 and studied many subjects including business administration, accounting and finance. He did not graduate with a degree.

Eric Boehnke was appointed to the Board on June 20, 2025. Mr. Boehnke is the principal of Big Sky Management Ltd., a corporate finance advisory firm he founded in 1999. Over his 25-year career, Mr. Boehnke has served as an officer and director of multiple public companies listed on the Toronto Stock Exchange, Canadian Securities Exchange, and NASDAQ. He has extensive experience in corporate finance, including debt and equity financings, initial public offerings, and mergers and acquisitions, having raised more than $500 million in capital across various business sectors. Mr. Boehnke holds a B.Sc. from the University of Toronto.

Youngsun “Sunny” Park was appointed to the Board on June 20, 2025. Ms. Park is a seasoned attorney with over two decades of experience in estate planning, tax law, civil litigation, and legal strategy, supplemented by extensive public policy and governance experience. She served as Mayor of Buena Park, California (the first Asian American Pacific Islander woman to hold the position) and as a City Council Member from 2018 to 2022. She currently serves as a housing attorney at Community Legal Aid SoCal, handling civil litigation, federal housing policy, and property-related disputes. Previously, she was Of Counsel at Asher Law Group in Century City, California, advising high-net-worth individuals and business owners on estate planning, succession strategies, and asset protection from 2007 to 2023. Ms. Park also held appointments to the California Board of Accountancy (2017–2018), the Orange County Fire Authority (2021–2022), and the Southern California Association of Governments (2021–2022). She holds an LL.M. in Taxation from New York University School of Law, a J.D. from Golden Gate University, and a B.A. from Yonsei University.

 Simon Brewer was appointed Chief Financial Officer of ClearOne Inc. in April 2024, bringing over 25 years of experience in finance, operations, and leadership across technology, manufacturing, e-commerce, biotech, and non-profit sectors. He oversees the company’s finance and accounting functions, helping drive strategic initiatives to position ClearOne for scalable growth. Prior to ClearOne, Mr. Brewer was CFO and COO at an international non-profit dedicated to eradicating human trafficking (2021–2024), and CFO at Predictive Technology Group Inc. (2018–2021), leading its transition to a public company. He also held CFO roles at Norbest LLC (2016–2018) and senior finance and IT positions at Wilson Electronics (2013–2016) and Backcountry.com (2009–2013), consistently achieving revenue growth and operational efficiencies. Mr. Brewer transitioned to a dedicated accounting career at KPMG LLP (2005–2009), managing audits and advisory for high-profile clients, after beginning his career in 1999 as a programmer and accountant at Prospect Planet Dotcom. He holds a Master of Accounting and a Bachelor of Arts in Accounting (Cum Laude) with a Minor in Russian from the University of Utah and is a Certified Public Accountant (CPA) in Utah and Nevada and a Chartered Global Management Accountant (CGMA).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act, of 1934 as amended, requires our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership on Form 3 and reports of changes of ownership of our equity securities on Forms 4 and 5. Officers, directors, and greater than 10% shareholders are required to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of the reports furnished to us for the year ended December 31, 2025, we believe that each person who, at any time during such fiscal year was a director, officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such period, except for the following forms:

Filer	Form	Due Date	Filing Date
Eric Boehnke	3	06/30/2025	12/30/2025
Youngsun “Sunny” Park	3	06/30/2025	08/18/2025
First Finance LTD.	3	06/30/2025	11/26/2025
Andrew Hromyk	3	06/30/2025	11/26/2025

Code of Ethics

The Board of Directors adopted a code of ethics that applies to our Board of Directors, executive officers, and employees. The Company's Code of Ethics is posted on our website at www.clearone.com.

Insider Trading Policies and Procedures

The Company has adopted a Statement of Policy Regarding Compliance with Insider Trading Laws (the "Insider Trading Policy) that establishes policies and procedures governing the purchase, sale, and/or other dispositions of the Company's securities by directors, officers and employees. The Insider Trading Policy requires compliance with all applicable laws, rules and regulations governing the offer and sale of securities and prohibits directors, officers and employees from engaging in transactions in the Company's securities while in possession of material nonpublic information. The Insider Trading Policy establishes quarterly blackout periods during which trading in the Company's securities is prohibited. These blackout periods begin 15 days prior to the end of each fiscal quarter and ends at the opening of trading on the first business day after the public dissemination of Company's financial results for that quarter for a full trading day. In addition, the Insider Trading Policy requires senior officers and key employees to obtain pre-approval of any transactions in Company securities from the Company's Compliance Officer under the Insider Trading Policy, which currently is the Chief Financial Officer.

Nomination Procedures

No changes have been made to the procedures by which our shareholders may recommend nominees to our Board of Directors.

Audit and Compliance Committee

The Company has a separate Audit and Compliance Committee and its members are Eric L. Robinson (Chairman) and Bruce Whaley. The Board has determined that Eric L. Robinson is an “audit committee financial expert” and each member is independent in accordance with applicable rules and regulations of Nasdaq and the SEC.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table sets forth the compensation paid or earned by each named executive officer for the years ended December 31, 2025 and 2024.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Salary	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Derek Graham, Chief Executive Officer(1)
Year ended December 31, 2025	$249,749	$—	$—	$—	$249,749
Year ended December 31, 2024	$238,621	$24,336	$—	$20,096(3)	$283,053
Simon Brewer - Chief Financial Officer(2)
Year ended December 31, 2025	$307,477	$—	$—	$—	$307,477
Year ended December 31, 2024	$193,846	$40,560	$—	$—	$234,406

(1)	Derek L. Graham was appointed as Interim CEO on May 24, 2022 and became permanent CEO on Jan 26, 2023.
(2)	Simon Brewer was appointed Chief Financial Officer on April 15, 2024.
(3)	Bonuses reflect achievement of specific performance metrics approved by the Compensation Committee.

Executive Separations and Rehirings (Subsequent Event)

On December 31, 2025, the Company terminated the employment of Derek Graham (Chief Executive Officer). Mr. Graham received severance of $57,500 (three months base salary), which was accrued at December 31, 2025. Mr. Graham was rehired effective January 2, 2026 under a new employment agreement. A retention bonus was granted to Mr. Graham, contingent upon finishing projects on an agreed upon timeframe.

On December 31, 2025 the Company terminated the employment of Simon Brewer (Chief Financial Officer). Mr. Brewer received no material severance. Mr. Brewer was rehired effective January 1, 2026 under a new employment agreement. Mr. Brewer received a $75,000 sign-on bonus paid on January 9, 2026. A retention bonus was granted to Mr. Brewer, contingent upon the closing of a future transaction of the Company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information on the holdings of stock options by the named executive officers as of December 31, 2025.

Name	Number of Securities Underlying Unexercised Options		Option Exercise Price ($)	Option Grant Date	Option Expiration Date
	Exercisable	Unexercisable
Derek Graham	667	—	37.500	12-14-2020	12-14-2026
	1,666	334(1)	15.150	06-15-2023	06-15-2029
	4,000	—	7.350	11-27-2024	11-26-2030
Simon Brewer	6,667	—	7.350	11-27-2024	11-26-2030

(1)

One-third of the shares underlying each stock option vest on the first anniversary of the grant date and the remaining shares vest equally over a period of 24 months following the first anniversary of the grant date.

OPTION EXERCISES AND STOCK VESTED

There were no exercises of stock options by named executive officers during 2025.

DIRECTOR COMPENSATION

The following table summarizes the compensation paid to non-employee directors for the year ended December 31, 2025.

Name	Fees Earned or Paid in Cash	Option Awards	Other Compensation	Total
Eric L. Robinson	$54,000	$—	$—	$54,000
Lisa B. Higley	54,000	—	—	54,000
Eric Boehnke	—	—	—	—
Bruce Whaley	33,600	—	—	33,600
Youngsun Park	17,267	—	—	17,267

All directors are reimbursed by the Company for their out-of-pocket travel and related expenses, if any, incurred in attending all Board of Directors and committee meetings. However, during 2025 no expenses were reimbursed to any director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding ownership of our common stock as of March 31, 2026, except as otherwise stated, by (i) each director and nominee for director, (ii) the named executive officers, (iii) all of our named executive officers and directors as a group, and (iv) each person known to us to be the beneficial owner of more than 5% of our outstanding common stock.

	Shares Beneficially Owned
	Currently Owned	Currently Owned Percent(2)	Shares that could be acquired within 60 days	Total	Percent
Name of Beneficial Owner (1)	(A)	(B)	(C)	(D)	(E)
Directors and Executive Officers:
Derek L. Graham	351	0.00%	6,333	6,684	0.03%
Eric L. Robinson	5	0.00%	2,001	2,006	0.01%
Lisa B. Higley(3)	1,633	0.01%	667	2,300	0.01%
Eric Boehnke	—	—%	—	—	—%
Bruce Whaley	800	0.00%	667	1,467	0.01%
Youngsun Park
Simon Brewer	—	—%	6,667	6,667	0.03%
Total (Directors and Officers)	2,789	0.01%	16,335	19,124	0.09%
5% Shareholders:
First Finance Ltd. (4)	1,641,162	61.3%	—	1,641,162	61.3%
Edward D. Bagley(5)	140,668	5.3%	2,001	142,669	5.3%

(1)

Except as otherwise indicated, each person named in the table has sole voting and investment power, subject to applicable community property law. Except as otherwise indicated, each person may be reached at our corporate offices c/o ClearOne, Inc., 5225 Wiley Post Way, Suite 500, Salt Lake City, UT 84116.

(2)

The percentages shown in Column (B) are calculated based on shares of common stock outstanding on March 31, 2026. The numbers shown in Column (D) and percentages shown in Column (E) include the shares of common stock actually owned as of March 31, 2026 and the shares of common stock that the identified person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares of common stock that each identified person or group had the right to acquire within 60 days of March 31, 2026 upon the exercise of the stock options and warrants shown in Column (C) are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by the persons or groups listed above.

(3)

This information is based upon the Form 4 filed with the SEC as of June 2, 2023. Lisa Higley, who was appointed a Director effective July 20, 2020, is the daughter of Edward D. Bagley, and each of them has previously disclaimed beneficial ownership of common stock beneficially owned by the other. The share amounts indicated for Ms. Higley do not include any shares held by Edward D. Bagley. The share amounts indicated for Ms. Higley do not include 437 shares owned by her spouse and 150,175 shares held by a trust in which she is a co-trustee.

(4)

Beneficial ownership information for First Finance Ltd. based on a Schedule 13D/A filed by First Finance Ltd. On November 26, 2025 and a Schedule 13D/A filed on March 6, 2026. According to the Schedule 13D Amendments, First Finance Ltd. exercises sole investment and dispositive power with respect to all shares. By virtue of his pecuniary interest in First Finance Ltd., Andrew Hromyk may be deemed to beneficially own all of the shares beneficially owned by First Finance Ltd. resulting from Mr. Hromyk’s pecuniary interest in First Finance Ltd. as its controlling shareholder and director. The principal business address of First Finance Ltd. and Mr. Hromyk is 520 Newport Center Drive, Suite 650, Newport Beach CA, 92660..

(5)	Mr. Bagley may be deemed to own an additional 23,684 shares of Common Stock that his spouse Carolyn Bagley owns individually. Mr. Bagley, however, disclaims beneficial ownership of these shares that may be indirectly beneficially owned by Mr. Bagley and they are excluded from the amounts reported in the table above. Mr. Edward D. Bagley has sole voting and dispositive power over 142,669 shares (including the shares that may be acquired pursuant to exercise of options to purchase 2,001 shares of Common Stock). This information is based upon a Schedule 13D Amendment filed by Mr. Bagley with the SEC on November 26, 2025. Lisa Higley, who was appointed a Director effective July 20, 2020, is the daughter of Edward D. Bagley, and each of them has previously disclaimed beneficial ownership of Common Stock beneficially owned by the other. The share amounts indicated for Mr. Edward D. Bagley do not include any shares held by E. Bryan Bagley or Lisa Higley..

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2025, relating to equity compensation plans of the Company (including individual compensation arrangements) pursuant to which equity securities of the Company are authorized for issuance.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options and rights	(b) Weighted‑Average Exercise Price of Outstanding Options and Rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity Compensation Plans Approved by Stockholders	19,715	$35.33	1,980,285
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	19,715	$35.33	1,980,285

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

Related Party Transactions

On June 3, 2015, the Company entered into a Consulting Agreement with Edward D. Bagley, former Chairman of the Board and greater than 10% shareholder (“Consulting Agreement”) which became effective on July 29, 2015 for an initial term of three years which was renewed in 2018 for an additional term of three years and renewed again in 2021 for an additional term of 3 years through 2024. Pursuant to the terms of the Consulting Agreement Mr. Bagley is paid a fee of $5,000 per month and is eligible to participate in our equity incentive programs and will be granted stock options commensurate with grants of stock options made to our directors. During 2025, he was paid $50,000 as consulting fees. During 2025, he did not receive any grant of stock options. This consulting agreement was terminated in November 2025.

Subsequent to year-end, on March 11, 2026, the Company closed a private placement with First Finance Ltd. (its largest stockholder) for aggregate gross proceeds of $1.75 million through the issuance of 437,500 shares of common stock at $4.00 per share and a warrant to purchase up to 437,500 additional shares at $5.00 per share. Of the proceeds, $500,000 became immediately available, with the remaining $1.25 million available upon completion of the Company’s reincorporation from Delaware to Nevada. This financing provides an additional source of short-term liquidity.

Director Independence

Our Board of Directors has determined, after considering all the relevant facts and circumstances, that Eric Robinson, Bruce Whaley and Youngsun “Sunny” Park are independent directors, in accordance with the definition of “independence” under the listing standards of NASDAQ, because they have no relationship with us that would interfere with their exercise of independent judgment.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Amounts:

	2025	2024
Audit fees(1)	$217,655	$245,493
Audit-related fees(2)	—	—
Tax fees(3)	68,527	53,956
All other fees	—	—
Total	$286,182	$299,449

(1)	Represents fees billed for professional services rendered for the audit and reviews of our financial statements filed with the SEC on Forms 10-K and 10-Q.

(2)	Represents fees billed for consents provided with respect to registration statements and related amendments.

(3)	Represents fees billed for tax filing, preparation, and tax advisory services.

Pre-Approval Policies and Procedures

The Audit and Compliance Committee ensures that we engage our independent registered public accounting firm to provide only audit and non-audit services that are compatible with maintaining the independence of our public accountants. The Audit and Compliance Committee approves or pre-approves all services provided by our public accountants. Permitted services include audit and audit-related services, tax services and other non-audit related services. Certain services are identified as restricted. Restricted services are those services that may not be provided by our external public accountants, whether identified in statute or determined to be incompatible with the role of an independent auditor. All fees identified in the preceding table were approved by the Audit and Compliance Committee. During 2025, the Audit and Compliance Committee reviewed all non-audit services provided by our independent registered public accounting firm and concluded that the provision of such non-audit services was compatible with maintaining the independence of the external public accountants.

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

3.	Exhibits: The exhibits listed under the Index of exhibits in the next page are filed or incorporated by reference as part of this Form 10-K.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	Exhibit Incorporated Herein by Reference	Filing Date
3.1	Certificate of Incorporation of ClearOne, Inc.	8-K	3.1	10/29/18
3.2	Certificate of Amendment to Certificate of Incorporation dated June 2, 2025.	8-K	3.1	06/02/25
3.3	Certificate of Amendment to Certificate of Incorporation dated June 20, 2025.	10-Q	3.4	08/14/25
3.4	Certificate of Designation for Class A Redeemable Preferred Stock	8-K	3.1	06/25/25
3.5	Certificate of Designation for Class B Convertible Preferred Stock	8-K	3.2	06/25/25
3.6	Bylaws	8-K	3.2	10/29/18
3.7†	Amendment No. 1 to Bylaws
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	4.1	03/30/20
4.2	Form of Warrant	8-K	4.1	3/5/26
10.1#	ClearOne, Inc. Equity Incentive Plan	S-8	4.8	01/26/16
10.2#	Amendment No. 1 to the ClearOne, Inc. Equity Incentive Plan	S-8	4.11	06/30/15
10.3#	ClearOne, Inc. Employee Stock Purchase Plan	S-8	4.3	06/30/15
10.4*	Confidential Settlement and License Agreement.	8-K	10.1	12/09/22
10.5*	Non-Exclusive Cross License Agreement effective December 23, 2023 by and between ClearOne, Inc. and Sennheiser electronic GmbH & C0. KG.	8-K	10.1	12/27/23
10.6+	Securities Purchase Agreement	8-K	10.1	3/5/26
10.7	Registration Rights Agreement	8-K	10.2	3/5/26
14.1	Code of Ethics, approved by the Board of Directors on August 23, 2006	10-K	14.1	09/14/06
19.1†	ClearOne Inc. Statement of Policy Regarding Compliance with Insider Trading Laws	10-K	19.1	04/01/24
23.1†	Consent of Tanner LLP, Independent Registered Public Accounting Firm
31.1†	Section 302 Certification of Chief Executive Officer
31.2†	Section 302 Certification of Chief Financial Officer
32.1†	Section 906 Certification of Chief Executive Officer
32.2†	Section 906 Certification of Chief Financial Officer
97.1†	Executive Compensation Clawback Policy
101.INS‡	XBRL Instance Document
101.SCH‡	XBRL Taxonomy Extension Schema
101.CAL‡	XBRL Taxonomy Extension Calculation Linkbase
101.DEF‡	XBRL Taxonomy Extension Definitions Linkbase
101.LAB‡	XBRL Taxonomy Extension Label Linkbase
101.PRE‡	XBRL Taxonomy Extension Presentation Linkbase
104	The cover page from this Annual Report on Form 10-K formatted in Inline XBRL

* Certain confidential portions of this exhibit have been excluded from this exhibit in accordance with Rule 24b-2 because such information is (1) not material, and (2) the Company customarily and actually treats that information as private or confidential.
† Filed herewith
+ Schedules and exhibits have been omitted pursuant to Item 601(a)(5) Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the SEC.
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
March 31, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Derek L. Graham	/s/ Simon Brewer
Derek L. Graham	Simon Brewer
President and Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Accounting and Principal Financial Officer)
March 31, 2026	March 31, 2026

/s/ Eric L. Robinson	/s/Eric Boehnke
Eric L. Robinson	Eric Boehnke
Director and Chairman of the Board	Director
March 31, 2026	March 31, 2026

/s/ Bruce Whaley	/s/ Lisa B. Higley
Bruce Whaley	Lisa B. Higley
Director	Director
March 31, 2026	March 31, 2026

/s/ Youngsun “Sunny” Park
Youngsun “Sunny” Park
Director
March 31, 2026

CLEARONE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of ClearOne, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of ClearOne, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Emphasis of Matter – Discontinued Operations

As discussed in Note 2 to the consolidated financial statements, the Company completed the sale of substantially all of its operating intellectual property, product inventory, and related production assets in October 2025. The results of operations related to the disposed assets have been reported as discontinued operations for all periods presented. Our opinion is not modified with respect to this matter.

| F-1 |

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ TANNER LLP

Lehi, Utah
March 31, 2026

We have served as the Company’s auditor since October 14, 2015.

| F-2 |

CLEARONE, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$220	$1,417
Restricted cash	519	—
Inventories, net	353	392
Assets held for sale	—	2,900
Current assets related to discontinued operations	604	14,044
Total current assets	1,696	18,753
Operating lease – right of use assets, net	494	750
Long term assets related to discontinued operations	109	7,041
Total assets	$2,299	$26,544
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30	$76
Accrued liabilities	649	360
Current operating lease liability	223	257
Current liabilities related to discontinued operations	585	2,852
Total current liabilities	1,487	3,545
Operating lease liability, net of current	290	514
Long-term liabilities related to discontinued operations	1,236	1,154
Total liabilities	3,013	5,213

Shareholders’ equity:
Class B convertible preferred stock, par value $0.001, 5,100 shares authorized, — and — shares issued and outstanding, respectively	—	—
Common stock, par value $0.001, 150,000,000 shares authorized, 2,237,912 and 1,599,534 shares issued and outstanding, respectively	2	2
Additional paid-in capital	35,767	31,694
Accumulated other comprehensive loss	(340)	(306)
Accumulated deficit	(36,143)	(10,059)
Total shareholders’ equity	(714)	21,331
Total liabilities and shareholders’ equity	$2,299	$26,544

See accompanying notes

| F-3 |

CLEARONE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except share and per share amounts)

	Year ended December 31,
	2025	2024
Continuing operations
Revenue	$—	$—
Cost of goods sold	328	194
Gross profit	(328)	(194)

Operating expenses:
General and administrative	2,453	1,175
Legal expense	247	247
Professional fees	1,368	519
Total operating expenses	4,068	1,941

Operating loss	(4,396)	(2,135)
Interest income (expense), net	(28)	228
Other income, net	(117)	155
Loss from continuing operations before income taxes	(4,541)	(1,752)
Provision for income taxes	83	98
Loss from continuing operations	$(4,624)	$(1,850)

Loss from discontinued operations, net of tax	(21,460)	(7,133)

Net loss	(26,084)	(8,983)

Basic loss per common share
From continuing operations	$(2.62)	$(1.19)
From discontinued operations	$(12.15)	$(4.42)
Total	(14.77)	(5.61)

Diluted loss per common share
From continuing operations	$(2.62)	$(1.19)
From discontinued operations	(12.15)	(4.42)
Total	(14.77)	(5.61)

Basic weighted average shares outstanding	1,765,654	1,598,756
Diluted weighted average shares outstanding	1,765,654	1,598,756

Comprehensive loss:
Net loss	$(26,084)	$(8,983)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities, net of tax	—	17
Change in foreign currency translation adjustment	(34)	(13)
Comprehensive loss	$(26,118)	$(8,979)

See accompanying notes

| F-4 |

CLEARONE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands)

	Year ended December 31, 2025	Year ended December 31, 2024
Common stock and paid-in capital
Balance, beginning of year	$31,696	$46,071
Dividends paid		(14,496)
Issuance of common stock for cash	1,000	—
Issuance of common stock for convertible note	3,000
Issuance of common stock for interest	28	—
Repurchase and cancellation of warrants	(33)
Share-based compensation expense	79	98
Proceeds from employee stock purchase plan	(1)	23
Balance, end of year	$35,769	$31,696

Accumulated other comprehensive loss
Balance, beginning of year	$(306)	$(310)
Unrealized loss on available-for-sale securities, net of tax	—	17
Foreign currency translation adjustment	(34)	(13)
Balance, end of year	$(340)	$(306)

Accumulated deficit
Balance, beginning of year	$(10,059)	$(1,076)
Net income (loss)	(26,084)	(8,983)
Balance, end of year	$(36,143)	$(10,059)

Total shareholders' equity	$(714)	$21,331

See accompanying notes

| F-5 |

CLEARONE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(26,084)	$(8,983)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right of use of assets	256	240
Share-based compensation expense	79	98
Non-cash interest expense	28
Loss on disposal of assets	11,143
Changes in operating assets and liabilities:
Inventories	39	—
Accounts payable	(46)	44
Accrued liabilities	289	(41)
Operating lease liabilities	(258)	(277)
Net cash used in operating activities	(14,554)	(8,919)

Cash flows from investing activities:
Proceeds from maturities and sales of marketable securities	—	9,724
Purchases of marketable securities	—	(5,229)
Net cash provided by investing activities	—	4,495

Cash flows from financing activities:
Dividend payment	—	(14,496)
Proceeds from sale of stock	1,000	—
Proceeds from issuance of convertible note	3,000
Purchases of outstanding warrants	(33)
Proceeds from equity-based compensation programs	(1)	23
Net cash provided by (used) in financing activities	3,966	(14,473)

Cash flows from discontinued operations
Net cash provided by operating activities	7,032	2,497
Net cash provided by investing activities	2,912	—
Net cash provided by financing activities	—	—
Net cash provided by discontinued operations	9,944	2,497

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(34)	(18)
Net decrease in cash and cash equivalents and restricted cash	(678)	(16,418)
Cash and cash equivalents and restricted cash at the beginning of the year	1,417	17,835
Cash and cash equivalents and restricted cash at the end of the year	$739	$1,417

| F-6 |

CLEARONE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

The following is a summary of supplemental cash flow information:

	Year ended December 31,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$103	$98
Interest paid as non-cash dividend	28
Conversion of debt to Series B Preferred stock	3,026

See accompanying notes

| F-7 |

CLEARONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

Note 1 - Business Description, Basis of Presentation and Significant Accounting Policies

Business Description:

ClearOne, Inc., together with its subsidiaries (collectively, “ClearOne” or the “Company”), was previously engaged in the design, development, and marketing of professional audio conferencing, microphone, and video collaboration solutions. On October 24, 2025, the Company completed the sale of a significant portion of its operating assets (the "Asset Sale"). Following the Asset Sale, the Company no longer manufactures or sells products and maintains a limited inventory and provides customer support services to satisfy warranty claims. Its continuing activities consist solely of fulfilling warranty and technical support obligations on legacy products, managing and liquidating remaining assets, collecting accounts receivable, satisfying outstanding liabilities, and maintaining public-company compliance. These activities are transitional in nature and are not expected to generate material revenue.

Going Concern:

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred significant losses, has negative cash flows from operations, and its continuing operations are limited and not expected to generate revenue at levels sufficient to fund ongoing costs. These conditions, together with the mandatory redemption obligation for the Class A Redeemable Preferred Stock (triggered by the closing of the Asset Sale on October 24, 2025), raise substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date of these financial statements. Management is actively evaluating strategic alternatives intended to enhance stockholder value and improve liquidity. These alternatives may include one or more special transactions or other actions that maximize value for stockholders. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Presentation:

The consolidated financial statements include the accounts of ClearOne, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. The financial statements are prepared in accordance with U.S. GAAP. The year ended December 31, 2025 includes the results of the disposed assets as discontinued operations that were sold on October 24, 2025. No allocation or smoothing of results between continuing and discontinued operations has been applied.

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

Restricted Cash consists of $519 in remaining proceeds from a $3,000 convertible note issued to First Finance Ltd. on June 20, 2025 (with no restricted cash balance as of March 31, 2025). These funds are subject to enforceable contractual restrictions per the disbursement schedule in Schedule 8.5 of the Note Purchase Agreement, which allocates proceeds to specific uses such as advisory fees, warrant holder payments, legal and audit expenses, staff costs (e.g., board fees, accounting staff, operations/sales staff bonuses), shutdown costs for foreign subsidiaries, and severance/PTO for employee layoffs. The funds are held in a segregated account and released only upon meeting specified milestones, with penalties for non-compliance.

| F-8 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

The Company includes restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows, in accordance with ASU 2016-18. Restricted cash as of September 30, 2025, disbursed for severances, deal fees, legal fees, and compliance fees, resulting in the ending restricted cash balance. Full disbursement of the remaining restricted cash is expected by December 2025 as additional milestones are achieved. Restricted cash is classified as a current asset on the balance sheet and included in the total cash, cash equivalents, and restricted cash balances in the statement of cash flows. Changes in restricted cash are not presented as separate cash flows but are reconciled in this note. This classification and presentation provide transparency regarding the Company's liquidity, as the restricted funds are not available for general corporate purposes.

Significant Accounting Policies:

Cash Equivalents – The Company considers all highly-liquid investments with a maturity of three months or less, when purchased, to be cash equivalents. The Company places its temporary cash investments with high-quality financial institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limits. As of December 31, 2025, there were no cash accounts in the United States that exceeded federally insured limits. In addition, there were foreign cash accounts in the amount of $46 that were not covered by Federal Deposit Insurance Corporation insurance.

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

A decline in the market value of any available-for-sale security below cost that is deemed other than temporary results in a charge to earnings and establishes a new cost basis for the security. Losses are charged against “Other income” when a decline in fair value is determined to be other than temporary. We review several factors to determine whether a loss is other than temporary. These factors include, but are not limited to: (i) the extent to which the fair value is less than cost and the cause for the fair value decline, (ii) the financial condition and near term prospects of the issuer, (iii) the length of time a security is in an unrealized loss position and (iv) our ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. There were no other-than-temporary impairments recognized during the years ended December 31, 2025 and 2024.

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

| F-9 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

The Company’s allowance for doubtful accounts activity for the years ended December 31, 2025 and 2024 is as follows (see Note 2, as accounts receivable and the allowance for doubtful accounts are included in current assets related to discontinued operations):

	Year Ended December 31,
	2025	2024
Balance at beginning of the year	$405	$326
Allowance increase (decrease)	(101)	79
Write offs, net of recoveries	—	—
Balance at end of the year	$304	$405

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

The inventory includes advance replacement units (valued at cost) provided by the Company to end-users to service defective products under warranty. The value of advance replacement units included in the inventory was $353 and $392, as of December 31, 2025 and 2024, respectively.

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

| F-10 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

Leases: We determine if an arrangement is a lease at inception. Operating leases are included in operating lease - right of use (“ROU”) assets, accrued liabilities, and operating lease liability in our consolidated balance sheets. As of adoption of ASC 842 and as of December 31, 2025 and December 31, 2024, the Company was not party to finance lease arrangements. ROU assets represent our right to use an underlying asset for the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and operating lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. Under the available practical expedient, we account for the lease and non-lease components as a single lease component.

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

| F-11 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

The details of deferred revenue and associated cost of goods sold and gross profit are as follows:

	As of December 31,
	2025	2024
Deferred revenue	$—	$17
Deferred cost of goods sold	—	—
Deferred gross profit	$—	$17

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

The following table disaggregates the Company’s revenue into primary product groups (see Note 2, as all revenue is classified in discontinued operations):

	Year Ended December 31,
	2025	2024
Audio Conferencing	$2,187	$4,287
Microphones	3,017	5,195
Video products	805	1,904
	$6,009	$11,386

The following table disaggregates the Company’s revenue into major regions:

	Year Ended December 31,
	2025	2024
North and South America	$3,613	$4,178
Asia (including Middle East) and Australia	1,458	5,959
Europe and Africa	938	1,249
	$6,009	$11,386

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

The details of changes in the Company’s warranty accrual are as follows:

	Year Ended December 31,
	2025	2024
Balance at the beginning of year	$194	$194
Accruals/additions	167	—
Usage/claims	—	—
Balance at end of year	$361	$194

| F-12 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

Advertising – The Company expenses advertising costs as incurred. Advertising costs consist of trade shows, magazine advertisements, and other forms of media. Advertising expenses for the years ended December 31, 2025 and 2024 totaled $227 and $526, respectively, and are included in discontinued operations on the consolidated statements of operations and comprehensive income (loss).

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

As of December 31, 2025 the Company had no net deferred tax assets due to valuation allowances recorded to account for the consecutive quarters with losses before taxes.

Recent changes: There were no changes that had a material impact on the Company's consolidated financial position, results of operations or cash flows.

Earnings Per Share – The following table sets forth the computation of basic and diluted loss per common share:

	Year Ended December 31,
	2025	2024
Numerator:
Loss from continuing operations	$(4,624)	$(1,850)
Loss from discontinued operations	(21,460)	(7,133)
Interest adjustment under if-converted method	—	—
Adjusted net income	(26,084)	(8,983)

Denominator:
Basic weighted average shares	1,765,654	1,598,756
Dilutive common stock equivalents using if-converted method	—	—
Diluted weighted average shares	1,765,654	1,598,756

Basic income (loss) per common share:
From continuing operations	$(2.62)	$(1.19)
From discontinued operations	(12.15)	$(4.42)
Total	(14.77)	$(5.61)

Diluted income (loss) per common share:
From continuing operations	$(2.62)	$(1.19)
From discontinued operations	(12.15)	$(4.42)
Total	(14.77)	$(5.61)

Weighted average options, warrants and convertibles outstanding	576,145	370,254
Anti-dilutive options and warrants not included in the computation	576,145	370,254

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

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." This update enhances income tax disclosure requirements, primarily by requiring greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disclosures. For public business entities, such as the Company, ASU 2023-09 mandates a tabular reconciliation of the effective tax rate using both percentages and reporting currency amounts, with specific categories of reconciling items and additional detail for items meeting a quantitative threshold of 5% of the expected tax amount. Additionally, the standard requires annual disclosure of income taxes paid, disaggregated by federal, state, and foreign jurisdictions, with further breakout by individual jurisdiction if the amount is significant. The ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted, and should be applied prospectively, though retrospective application is optional. The Company adopted the new standard on January 1, 2025, using the retrospective transition method. The adoption modified the presentation of our income tax disclosures (see Note 14) but did not have a material impact on our consolidated financial position or results of operations.

ASU 2024-03, Income Statement—Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU No. 2024-03, "Income Statement—Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses," which requires public business entities, such as the Company, to provide disaggregated disclosure of specific natural expense categories underlying certain income statement expense line items in the notes to the financial statements. The standard identifies five required natural expense categories for disaggregation—employee compensation, depreciation, amortization, inventory expense, and other manufacturing expenses—along with a residual "other" category for remaining amounts within relevant expense captions (e.g., cost of sales, selling, general and administrative expenses). ASU 2024-03 does not alter the expense captions presented on the face of the income statement but enhances footnote disclosures to improve transparency. The standard is effective for annual periods beginning after December 15, 2026, with early adoption permitted, and must be applied prospectively, though retrospective application is optional. An update in ASU 2025-01 clarified that interim period disclosures are not required until annual periods beginning after December 15, 2027. The Company is currently developing its implementation plan and evaluating the impact of this standard on its consolidated financial statement disclosures. While we expect adoption to necessitate modifications to our financial reporting processes and systems to capture the required disaggregated information, management does not expect a material effect on our reported financial position or results of operations.

| F-14 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

Discontinued Operations:

See Note 2 for a full description of the Asset Sale and presentation of discontinued operations.

Use of Estimates:

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts. Key estimates include valuation of retained warranty inventory, warranty reserves, legal contingencies, and the going-concern assessment. Actual results could differ materially from these estimates.

Note 2 – Discontinued Operations and Asset Sale

On October 24, 2025, the Company completed the sale of substantially all of its operating intellectual property, product inventory, and related production assets to Biamp Systems, LLC (“Biamp”) for gross cash consideration of $3,000 (the “Asset Sale”). Biamp did not assume any warranty or technical support obligations. The Company retained its books and records, all equity interests in subsidiaries, approximately $390 of inventory solely to service warranty obligations, and all public-company assets and obligations. See the Company’s Current Report on Form 8-K filed October 30, 2025 for additional information.

The sale represents the disposal of a component that qualifies as discontinued operations under ASC 205-20. The results of the disposed assets are presented as discontinued operations for all periods presented, with a hard cutoff on the legal closing date of October 24, 2025. No allocation or smoothing of results has been applied.

At September 30, 2025, the disposal group was classified as held for sale and measured at fair value less costs to sell. The carrying amount of the disposal group was $13,641 (primarily inventory of $12,856 and intangible assets of $785). Based on the executed asset purchase agreement for $3,000 cash consideration and estimated transaction costs of $100, management recorded an impairment of $10,741 to reduce the disposal group to fair value less costs to sell. The impairment is included in “Loss from discontinued operations” in the consolidated statements of operations.

Carrying amounts classified as held for sale

  Assets held for sale at September 30, 2025 totaled $2,900 (comprised primarily of inventory $12,956 and intangibles $785, less impairment to fair value less costs to sell of $10,741 and transaction costs of $100).
  Liabilities held for sale at September 30, 2025 were $0 (no obligations transferred).

The carrying value of net assets sold at the October 24, 2025 closing date, after the Q3 impairment and additional changes in October, was $14,055. The loss on sale recognized in the fourth quarter of 2025 was calculated as follows (in thousands):

Amount
Description
Gross proceeds from Asset Sale	$3,000
Less: Transaction costs	(88)
Less: Carrying value of net assets sold (after impairment)	(14,055)
Loss on sale	$(11,143)

| F-15 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

The major classes of assets and liabilities of the disposed assets as of the October 24, 2025 closing date (gross carrying value before impairment allocation) were as follows (in thousands):

Assets	Amount
Inventories, net	$16,114
Property and equipment, net	518
Intangible assets, net	1,568
Other assets	3,127
Total assets disposed	$21,327

Liabilities	Amount
Accounts payable and accrued liabilities	$2,588
Other liabilities	1,101
Total liabilities disposed	3,689
Net assets disposed	$17,638

The difference between the gross carrying value of $17,638 and the post-impairment carrying value of $14,055 used in the loss on sale calculation is attributable to the Q3 impairment of $10,741 and additional net asset activity in October 2025.

The results of discontinued operations for the years ended December 31, 2025 and 2024 are summarized as follows (in thousands):

	Year Ended December 31,2025	Year Ended December 31,2024
Revenue	$6,009	$11,386
Cost of goods sold	9,030	8,563
Gross profit (loss)	(3,021)	2,823
Operating expenses	7,296	9,899
Operating loss	(10,317)	(7,076)
Loss on sale	(11,143)	—
Loss before income taxes	(21,460)	(7,076)
Income tax benefit (provision)	—	—
Loss from discontinued operations, net of tax	$(21,460)	$(7,076)

Following the Asset Sale, the Company continues to fulfill warranty and technical support obligations on products sold October 24, 2025 in accordance with published policies. The Company retained a limited amount of inventory solely to service these obligations. These activities are reported within continuing operations and do not constitute ongoing operations of the disposed assets.

Cash flows from discontinued operations are included in the consolidated statements of cash flows. For the year ended December 31, 2025, net cash provided by discontinued operations was $9,944.

Net proceeds from the Asset Sale are contractually earmarked to redeem the Class A Redeemable Preferred Stock. Redemption occurred after December 31, 2025 and is treated as a subsequent event.

| F-16 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

Note 3 - Marketable Securities

All marketable securities were liquidated during 2025 to support working capital needs. There were no marketable securities as of December 31, 2025 or 2024.

Note 4 - Intangible Assets

All intangible assets were sold as part of the Asset Sale on October 24, 2025. There were no intangible assets remaining as of December 31, 2025

Note 5 - Inventories

Inventories consist solely of the limited amount retained to service warranty obligations:

	December 31, 2025	December 31, 2024
Current (warranty servicing)	$353	$392
Total	$353	$392

Note 6 - Property and Equipment

All property and equipment associated with the disposed operations were sold as part of the Asset Sale. All remaining property and equipment consist primarily of office supplies and aged computer equipment which was written off as de minumus:

	December 31, 2025	December 31, 2024
Office furniture and equipment	$—	$68
Leasehold improvements	$—	$205
Warehouse equipment	$—	$227
Total	$—	$500
Accumulated depreciation	$—	$—
Property and equipment, net	$—	$500

Depreciation expense included in discontinued operations totaled $232 thousand and $226 thousand for the years ended December 31, 2025 and 2024 respectively. No depreciation expense was recorded in continuing operations for either period.

| F-17 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

Note 7 - Leases

Rent expense is recognized on a straight-line basis over the period of the lease considering future rent escalation and holiday periods.

Rent expense for the years ended December 31, 2025 and 2024 was as follows:

	Year ended December 31,
	2025	2024
Rent expense	$300	$460

We occupy approximately 9,402 square feet of office space in Salt Lake City, Utah under an operating lease expiring in February 2028. This facility supports the Company’s remaining administrative functions, public company compliance activities, and limited operational support functions.

The Company previously occupied a 1,350 square-foot facility in Gainesville, Florida under an operating lease that had been extended to February 29, 2029. On March 2, 2026, the Company entered into a Settlement, Release and Agreement to Terminate Lease with the landlord. Pursuant to the settlement, the Company paid $30 and forfeited its security deposit in exchange for full termination of the lease and a mutual release of all obligations. The Company has no further liability under this lease.

The Company previously occupied a 2,590 square-foot warehouse facility in Salt Lake City, Utah (363 West 2720 South, Suite B) under an operating lease scheduled to expire in February 2028. On February 24, 2026, the Company entered into an Early Termination Agreement with the landlord that terminated the lease effective midnight February 28, 2026. In connection with the early termination, the Company paid a buyout of $43 and forfeited its security deposit. The Company has no further liability under this lease after February 28, 2026. This facility previously supported warranty servicing and repair activities related to products sold prior to the October 2025 asset disposition.

The Company previously occupied a 6,175 square-foot facility in Chennai, India under the terms of an operating lease which expired September 2025. This facility supported our administrative, marketing, customer support, and research and product development activities. We did not renew the lease and vacated these premises on November 15, 2025 and the deposit was refunded in January 2026.

Supplemental cash flow information related to leases was as follows:

	Year ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$300	$462
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$256	$175

Supplemental balance sheet information related to leases was as follows:

	December 31, 2025	December 31, 2024
Operating lease right-of-use assets	$494	$750

Current portion of operating lease liabilities, included in accrued liabilities	$223	$257
Operating lease liabilities, net of current portion	290	514
Total operating lease liabilities	$513	$771

Weighted average remaining lease term for operating leases (in years)	2.17	2.99
Weighted average discount rate for operating leases	6.76%	6.59%

| F-18 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

The following represents maturities of operating lease liabilities as of December 31, 2025:

Years ending December 31,
2026	$223
2027	247
2028	43
2029	—
2030	—
Thereafter	—
Total lease payments	513
Less: Imputed interest	—
Total	$513

Subsequent Events

Subsequent to December 31, 2025, the Company terminated two of its operating leases: (i) the Gainesville, Florida facility was terminated on March 2, 2026 via a settlement agreement with a $30 cash payment and forfeiture of the security deposit; and (ii) the Salt Lake City warehouse facility was terminated effective February 28, 2026 via an early termination agreement with a $43 buyout and forfeiture of the security deposit. The Company has no further liability under either lease. See Note 17 – Subsequent Events for additional information.

Note 8 - Accrued Liabilities

Accrued liabilities consist of the following:

	As of December 31,
	2025	2024
Accrued salaries and other compensation	$104	$30
Warranty reserve	361	194
Severance obligation	71	—
Other accrued liabilities	113	136
Total	$649	$360

Note 9 - Commitments and Contingencies

Legal Proceedings

See Item 3 – Legal Proceedings for incorporation by reference.

Spain Employee Settlement

ClearOne Spain, S.L. (“ClearOne Spain”), a wholly owned subsidiary, entered into a binding settlement agreement with eight former employees to resolve wrongful termination and severance claims arising from a collective dismissal implemented in August 2025.

  The settlement agreement was executed on December 29, 2025.
  The Board of Directors of ClearOne, Inc. approved the settlement on December 31, 2025.
  The agreement fixed the Company’s obligation to pay net settlement proceeds of €393 (€362 compensation + €31 severance).

Management concluded the obligation was both probable and reasonably estimable as of December 31, 2025 under ASC 450-20 and therefore accrued the full amount at year-end. The USD equivalent recorded at the December 31, 2025 spot rate was $461. Due to ClearOne Spain being part of the discontinued operations, this accrual is included in current liabilities related to discontinued operations on the balance sheet.

Payment of the settlement was made on January 14, 2026 (value date January 16, 2026) and the formal ratification occurred at the Zaragoza SMAC conciliation hearing on January 21, 2026. These events are treated as non-recognized subsequent events with respect to cash disbursement timing only. No adjustment to the year-end accrual was required.

| F-19 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

The settlement is disclosed in the Discontinued Operations footnote (Note 2) to the extent it relates to the disposed business, as well as in Subsequent Events (Note 17) and Legal Proceedings (Item 3).

Executive Retention Bonuses

In connection with post-transaction leadership restructuring, the Company granted retention bonuses to Derek Graham and Simon Brewer contingent upon the completion of certain projects and duration of employment and the closing of a future transaction of the Company, respectively. These bonuses are not probable or estimable as of December 31, 2025 and are therefore disclosed only.

Other Contingencies

The Company is involved from time to time in claims and legal proceedings arising in the ordinary course of business. Management does not believe any such matters will have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Note 10 - Debt

On July 21, 2025, the Company’s $3.0 million convertible note issued on June 20, 2025 to First Finance Ltd. (together with $26 of accrued interest) automatically converted into 3,026 shares of Class B Convertible Preferred Stock pursuant to its original terms. The conversion ratio of 166.44474 common shares per Class B share was determined at issuance based on the Nasdaq closing price and 5-day average closing prices on June 19, 2025 (the trading day immediately preceding execution of the note and purchase agreement) and is fixed (subject only to customary anti-dilution). Because the conversion option is indexed to, and will be settled in, the Company’s own equity, it qualifies for the ASC 815-40 “own-equity” scope exception; accordingly, no derivative liability was recorded and the full conversion amount was recognized in equity, with no gain or loss recognized on conversion. The Company has 5,100 Class B shares authorized and 3,026 issued and outstanding as of September 30, 2025. This conversion represents a non-cash financing activity and is disclosed in the supplemental cash flow information. Class B Convertible Preferred Stock is convertible into common stock in accordance with its Certificate of Designation filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed with the SEC on June 25, 2025. There was no debt outstanding as of December 31, 2025 or 2024.  On November 24, 2025, First Finance Ltd. converted all 3,026 shares of Class B Convertible Preferred Stock into 503,662 shares of common stock at the fixed conversion price of $6.008 per share. This non-cash conversion is reflected in the consolidated financial statements as of December 31, 2025, with no Class B Convertible Preferred Stock remaining outstanding.

Note 11 - Share-Based Payments

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

Generally vesting schedules for options granted are based on 3 or 4-year vesting schedules, with either one-third or one-fourth vesting on the first anniversary and the remaining options vesting ratably over the remainder of the vesting term. Generally, directors and officers have 3-year vesting schedules and all other employees have 4-year vesting schedules. Additionally, in the event of a change in control or the occurrence of a corporate transaction, the Company’s Board of Directors has the authority to elect that all unvested options shall vest and become exercisable immediately prior to the event or closing of the transaction. As of December 31, 2025, the Company had 2,769 options with contractual lives of ten years and 16,947 options with contractual lives of six years.

As of December 31, 2025, there were 19,716 options outstanding under the 2007 Plan. As of December 31, 2025, the 2007 Plan had 1,980,284 authorized unissued options.

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

| F-20 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

In applying the Black-Scholes methodology to the 10,667 options granted during the year ended December 31, 2024, the Company used the following assumptions:

Risk free interest rate, average	4.06%
Expected option life, average	3.5 years
Expected price volatility, average	107.23%
Expected dividend yield	0.00%

There were no options granted during the year ended December 31, 2025.

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

The following table shows the stock option activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
As of December 31, 2023	40,521	$75.45	3.32
Granted	10,667	7.35
Expired and canceled	(10,787)	98.10
Forfeited prior to vesting	(2,445)	76.35
Exercised	—	—
As of December 31, 2024	37,956	$49.76	3.54	$—
Granted	—	—
Expired and canceled	(15,016)	78.42
Forfeited prior to vesting	(3,224)	15.15
Exercised	—	—
As of December 31, 2025	19,716	$35.33	3.44	$—
Vested and Expected to Vest at December 31, 2024	37,956	$49.76	3.54	$—
Vested at December 31, 2024	23,331	$79.35	2.15	$—
Vested and Expected to Vest at December 31, 2025	19,716	$35.33	3.44	$—
Vested at December 31, 2025	19,716	$35.33	3.44	$—

| F-21 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

The total pre-tax compensation cost related to stock options recognized during the years ended December 31, 2025 and 2024 was $78 and $89, respectively. Tax benefit from compensation cost related to stock options during the years ended December 31, 2025 and 2024, respectively was $1 and $2. As of December 31, 2025, the total compensation cost related to stock options not yet recognized and before the effect of any forfeitures was $0, which is expected to be recognized over approximately the next 0.0 years on a straight-line basis.

Employee Stock Purchase Plan

During the years ended December 31, 2025 and 2024, the Company maintained a 2016 Employee Stock Purchase Plan (the “ESPP”). The ESPP was approved by the Company’s shareholders on December 12, 2016. Offering periods under the ESPP commenced on each January 1 and July 1 and continued for a duration of six months. The ESPP was available to all employees who did not own, or were deemed to own, shares of stock making up an excess of 0% of the combined voting power of the Company, its parent or subsidiary.

In connection with the significant reduction in force completed in June 2025, the Company terminated the ESPP effective July 2025. All participant contributions were refunded to employees in May and June 2025, totaling approximately $1. No shares were issued under the ESPP during the year ended December 31, 2025.

Shares purchased and compensation expense associated with the ESPP were as follows:

	2025	2024
Shares purchased under ESPP plan	—	2,775
Plan compensation expense	$—	$6

As of December 31, 2025, the ESPP has been terminated and no shares remain available for future issuance.

Issuance of Common Stock and Warrants

On September 13, 2020, the Company, entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain purchasers named therein (the “Purchasers”), pursuant to which the Company issued and sold, in a registered direct offering 141,070 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at an offering price of $37.39 per share, (the “Registered Offering”). The Company received gross proceeds of approximately $5,275 (4,764 net of issuance costs) in connection with the Registered Offering, before deducting placement agent fees and related offering expenses. In a concurrent private placement, the Company issued to the Purchasers who participated in the Registered Offering warrants exercisable for an aggregate of 70,535 shares of common stock at an exercise price of $36.45 per share. Each warrant became immediately exercisable and had an expiry term of five years from the issuance date.

On September 12, 2021, the Company entered into a securities purchase agreement with certain purchasers named therein, pursuant to which the Company issued 241,546 shares of the Company's common stock, par value $0.001 per share at an offering price of $41.40 per share. The Company received gross proceeds of approximately $10,000 and net proceeds of $9,288 after deducting placement agent fees and related offering expenses. In a concurring private placement the Company also issued to the same purchasers warrants exercisable for an aggregate of 241,546 shares of common stock at an exercise price of $39.60 per share. Each warrant became immediately exercisable and will expire on March 15, 2027.

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

Subsequent to December 31, 2025, the Company repurchased and cancelled 24,155 of the September 12, 2021 warrants (see Note 17 – Subsequent Events).

| F-22 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

Note 12 - Significant Customers

The following customer concentration information relates to the discontinued operations for the periods presented.

During the year ended December 31, 2025, three of our distributors accounted for 10% or more of total sales. Customer A accounted for 12%, Customer B accounted for 13%, and Customer C accounted for 10%. For the year ended December 31, 2024, one distributor, customer D, accounted for more than 17% of our total consolidated revenue. As of December 31, 2025, customer E accounted for 16%, customer A accounted for 13%, customer F accounted for 11%, customer G accounted for 11%, and customer H accounted for 11% of trade accounts receivable. As of December 31, 2024, customer D accounted for 30% and customer A accounted for 12% of trade accounts receivable.

Note 13 - Fair Value Measurements

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

Level 3 - Unobservable inputs.

As of  December 31, 2025 the  Company had no financial instruments requiring fair value measurement under the three-level hierarchy.

Note 14 - Income Taxes

Consolidated income (loss) before income taxes, continuing operations, for domestic and foreign operations consisted of the following:

	Year ended December 31,
	2025	2024
Domestic	$(4,541)	$(1,752)
Foreign	—	—
Total	$(4,541)	$(1,752)

| F-23 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

The Company’s provision for income taxes, continuing operations, consisted of the following:

	Year ended December 31,
	2025	2024
Current:
Federal	$(79)	$(76)
State	(4)	(22)
Foreign	—	—
Total current	(83)	(98)
Deferred:
Federal	7,287	1,745
State	1,273	275
Foreign	—	—
Total	8,560	2,020
Change in valuation allowance	(8,560)	(2,020)
Total deferred	—	—
Tax provision	$(83)	$(98)

In accordance with the retrospective adoption of ASU 2023-09, the following table provides a tabular reconciliation of the income tax provision for continuing operations compared to the federal statutory rate for the years ended December 31, 2025 and 2024:

	Year ended December 31,
	2025		2024
U.S. federal statutory income tax rate at 21.0%	$(955)	21.0%	$(368)	21.0%
1. State and local income tax, net of federal (national) income tax effect	4	(0.1)%	22	(1.3)%
2. Foreign tax effects	—	0.0%	—	0.0%
3. Effect of changes in tax laws or rates enacted in the current period	—	0.0%	—	0.0%
4. Effect of cross-border tax laws	—	0.0%	—	0.0%
5. Tax credits - R&D	—	0.0%	(49)	2.8%
6. Changes in valuation allowances	876	(19.3)%	327	(18.6)%
7. Nontaxable or nondeductible items	97	(2.1)%	112	(6.4)%
Intercompany Loan Interest	80	(1.8)%	88	(5.0)%
Stock-based Compensation	16	(0.3)%	18	(1.0)%
Nontaxable or nondeductible items - Other	1	0.0%	6	(0.3)%
8. Changes in unrecognized tax benefits	61	(1.4)%	54	(3.1)%
Tax Provision (Benefit) - Continuing Ops:	$83	(1.9)%	$98	(5.6)%

| F-24 |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

In connection with the retrospective adoption of ASU 2023-09, the following table presents the tax effects of significant temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of December 31, 2025 and 2024::

	2025		2024
Inventory of deferreds:	Current	Long-term	Current	Long-term
Deferred revenue	$—	—	$—	1
Basis difference in intangible assets	—	1,656	—	5,473
Inventory reserve and UNICAP	—	1	—	1,040
Net operating loss carryforwards	—	22,378	—	7,025
Accumulated research and development credits	—	126	—	125
Accrued liabilities	—	33	—	99
Non-deductible ASC 718 compensation expense	—	91	—	167
Allowance for sales returns and doubtful accounts	—	75	—	101
Difference in property and equipment basis	—	(20)	—	(94)
Convertible Debt	—	(71)	—	(110)
Business Interest Expense	—	7	—	—
Capitalized research expenditures	—	375	—	1,839
Other	—	295	—	309
Total net deferred income tax asset	—	24,946	—	15,975
Less: Valuation allowance	—	(24,946)	—	(15,975)
Net deferred income tax asset (liability)	$—	—	$—	—

Taxes Paid by Jurisdiction (ASU 2023-09) (in thousands):

	2025	2024
U.S. Federal	$81	$76
U.S. State	4	22
Foreign (India)	18	0
Total taxes paid	$103	$98

The Company has not provided for foreign withholding taxes on undistributed earnings of its non-U.S. subsidiaries since these earnings are intended to be reinvested indefinitely, in accordance with guidelines contained in ASC Topic 740, Accounting for Income Taxes. It is not practical to estimate the amount of additional taxes that might be payable on such undistributed earnings.

The Company routinely evaluates the likelihood of realizing the benefit of its deferred tax assets and may record a valuation allowance if, based on all available evidence, it determines that it is more likely than not some portion of the tax benefit will not be realized. As of December 31, 2025, the Company had an aggregate of approximately $24,947 in deferred tax assets primarily related to intangible assets, net operating losses, tax credit carryforwards, and inventory basis differences. On a quarterly basis, the Company tests the value of deferred tax assets for impairment at the taxpaying-component level within each tax jurisdiction. Significant judgment and estimates are required in determining whether valuation allowances should be established as well as the amount of such allowances. When making such determination, consideration is given to, among other things, the following:

●	sufficient taxable income within the allowed carryback or carryforward periods;
●	future reversals of existing taxable temporary differences, including any tax planning strategies that could be utilized;
●	nature or character (e.g., ordinary vs. capital) of the deferred tax assets and liabilities; and
●	future taxable income exclusive of reversing temporary differences and carryforwards.

Based on the foregoing criteria, the Company determined that it does not meet the “more likely than not” threshold that net operating losses, tax credits and other deferred tax assets will be realized. Accordingly, the Company recorded a full valuation allowance at December 31, 2025.

As of December 31, 2025 the Company has federal net operating loss (“NOL”) carryforwards of approximately $74,344 (pre-tax), state NOL carryforwards of approximately $76,036 (pre-tax) and Spain NOL carryforwards of approximately $15,034 (pre-tax). The federal NOL carryforward expires in 2030. The Spain NOL carryforward does not expire. The state NOL carryforwards expire over various periods.

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

The total amount of unrecognized tax benefits for continuing operations at December 31, 2025 and 2024, that would favorably impact our effective tax rate if recognized was $1,162 and $1,101, respectively. As of December 31, 2025 and 2024, we accrued $279 and $198, respectively, in interest and penalties related to unrecognized tax benefits. We account for interest expense and penalties for unrecognized tax benefits as part of our income tax provision.

Although we believe our estimates are reasonable, we can make no assurance that the final tax outcome of these matters will not be different from that which we have reflected in our historical income tax provisions and accruals. Such difference could have a material impact on our income tax provision and operating results in the period in which we make such determination.

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax positions is as follows:

	Year ended December 31,
	2025	2024
Balance - beginning of year	$969	$968
Additions based on tax positions related to the current year	61	17
Reductions for tax positions of prior years	—	(8)
Lapse in statutes of limitations	—	(8)
Uncertain tax positions, ending balance	$1,030	$969

The Company’s U.S. federal income tax returns for 2018 through 2025 are subject to examination. The Company's U.S. 2018 federal income tax return is currently under examination. The Company also files in various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state, or non-U.S. income tax examinations by tax authorities for years prior to 2017.

Note 15 - Capital Structure: Class A Redeemable Preferred Stock

On July 18, 2025, following Board authorization on June 20, 2025, filing of the Certificate of Designation on June 24, 2025, and Nasdaq Corporate Data Operations approval on July 11, 2025 (the record date), the Company issued 2,069,065 shares of its Class A Redeemable Preferred Stock as a one-time special stock dividend (one Class A share for each common share and common stock equivalent outstanding as of the record date). 2,069,066 shares are authorized and 2,069,065 were issued and outstanding as of December 31, 2025.

Pursuant to the Certificate of Designation, the Class A shares are mandatorily redeemable upon an Asset Sale for 100% of the net proceeds as defined therein. The closing of the Asset Sale on October 24, 2025 (see Note 2) triggered this mandatory redemption obligation. As of December 31, 2025, the redemption had not yet been completed.

The Company currently estimates the final redemption amount will be approximately $50 after permitted expenses and net asset recoveries. Accordingly, the Class A Redeemable Preferred Stock has been reclassified from temporary equity to a current liability on the consolidated balance sheet as of December 31, 2025.

The Class A Redeemable Preferred Stock is a participating security only in the liquidation or sale proceeds and does not receive dividends other than the redemption amount. Therefore, it is excluded from the computation of diluted earnings per share as anti-dilutive for the periods presented.

The actual cash redemption payment is expected to occur after December 31, 2025 and is treated as a non-recognized subsequent event (see Note 17 – Subsequent Events).

Class A Redeemable Preferred
(dollars in thousands, shares in whole amounts)	Amount	Shares
Beginning balance, July 1, 2025	$—	$—
Issuance via special stock dividend, par value (July 18, 2025)	2	2,069,065
Record temporary equity at estimated redemption value	756	—
Reclassification to current liability upon Asset Sale closing (October 24, 2025)	(758)	—
Balance, December 31, 2025	$—	$2,069,065

Class A Redeemable Preferred Stock redemption payable (current liability, discontinued operations)	50	2,069,065

| F-26 |

Note 16 - Geographic Sales Information

The following geographic sales information relates to the discontinued operations for the periods presented.

The United States was the only country to contribute more than 10 percent of total revenues in each fiscal year. The Company’s revenues are substantially denominated in U.S. dollars and are summarized geographically as follows:

	Year ended December 31,
	2025	2024
United States	$3,328	$3,756
All other countries	2,681	7,630
Total	$6,009	$11,386

Note 17 - Subsequent events

Class A Redeemable Preferred Stock Redemption
Net proceeds from the October 2025 Asset Sale, after permitted expenses, are contractually required to be used to redeem all outstanding shares of the Company’s Class A Redeemable Preferred Stock. As of the date these consolidated financial statements were issued, the redemption had not yet occurred. The exact net proceeds available for redemption could not be determined as of December 31, 2025 because permitted expenses were still being finalized. The Company currently estimates that the final net amount available for redemption will be approximately $50. The redemption is expected to occur after the issuance of these financial statements and will be recognized in the period in which it takes place. See Note 15 – Capital Structure for additional information regarding the Class A Redeemable Preferred Stock.
On January 1, 2026, Simon Brewer was rehired as Chief Financial Officer and Principal Financial Officer under a new employment agreement.

On January 2, 2026, Derek Graham was rehired as part-time Chief Executive Officer and Principal Executive Officer under a new employment agreement.

On January 9, 2026, the Company paid Simon Brewer a $75,000 sign-on bonus with no clawback or retention conditions.

The Company granted retention bonuses to Derek Graham and Simon Brewer contingent upon the completion of projects and the duration of employment, and the closing of a future transaction, respectively.

Lease Terminations

  On February 24, 2026, the Company entered into an Early Termination Agreement for the 2,590 square-foot warehouse facility in Salt Lake City, Utah (363 West 2720 South, Suite B). The lease terminated effective midnight February 28, 2026. The Company paid a buyout of $42,556.50 and forfeited its security deposit. The Company has no further liability under this lease.
  In March, 2026, the Company entered into a Settlement, Release and Agreement to Terminate Lease for the 1,350 square-foot facility in Gainesville, Florida (2610 NW 43rd Street, Suite 2-C). The Company paid $30,000 and forfeited its $2,236.50 security deposit in exchange for full termination of the lease and a mutual release of all obligations. The Company has no further liability under this lease.

On March 2, 2026, the Company entered into a Securities Purchase Agreement with First Finance Ltd. (its largest stockholder) and issued 437,500 shares of common stock at $4.00 per share and a warrant to purchase up to 437,500 additional shares at $5.00 per share for aggregate gross proceeds of $1,750. Of the proceeds, $500 became immediately available to the Company, and the remaining $1,250 will become available upon completion of the Company’s reincorporation from Delaware to Nevada.

Warrant Repurchase

On March 9, 2026, the Company entered into a Warrant Repurchase Agreement with CVI Investments, Inc. and repurchased certain outstanding common stock purchase warrants originally issued on September 12, 2021. The repurchased warrants were exercisable for an aggregate of 24,155 shares of the Company’s common stock. The Company paid an aggregate cash purchase price of $22,000 ($0.9108 per underlying share). Upon settlement, the warrants were cancelled and are of no further force or effect.

Nevada Reincorporation

On March 12, 2026, stockholders holding a majority of the voting power of the Company’s outstanding capital stock entitled to vote and a majority of the outstanding shares of Class A Redeemable Preferred Stock approved, by written consent in lieu of a meeting, the reincorporation of the Company from the State of Delaware to the State of Nevada by conversion (the “Nevada Reincorporation”). The reincorporation is expected to become effective no earlier than twenty (20) calendar days after the mailing of the Information Statement on Schedule 14C to the Company’s stockholders. This action satisfies the condition precedent in the March 2, 2026 Securities Purchase Agreement with First Finance Ltd. for the release of the remaining $1.25 million of proceeds from the $1.75 million private placement. See the Company’s Current Report on Form 8-K filed March 17, 2026 for additional information.

| F-27 |